Form 10-Q
period 2000-06-30
BRUKER DALTONICS INC
filed 2000-09-06
CIK 1109354

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER ______

                             BRUKER DALTONICS INC.

             (Exact name of registrant as specified in its charter)

             DELAWARE                    04-3110160
----------------------------------  ---------------------
(State or other jurisdiction of     (I.R.S. Employer
incorporation or organization)      Identification Number)

                                15 FORTUNE DRIVE
                              BILLERICA, MA 01821
                    (Address of principal executive offices)

                                 (978) 663-3660
              (Registrant's telephone number, including area code)

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                        (1) Yes ______         No __X__

As of August 30, 2000 there were 54,700,000 shares of the Registrant's common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                                   PAGE
                                                                                  NUMBER
PART I             FINANCIAL INFORMATION                                         --------
ITEM 1:            Financial Statements (Unaudited)

                   Consolidated Condensed Balance Sheets as of June 30, 2000
                     and December 31, 1999.....................................      3
                   Consolidated Condensed Statements of Operations for the
                     three months and six months ended June 30, 2000 and June
                     30, 1999..................................................      4
                   Consolidated Condensed Statements of Cash Flows for the six
                     months ended June 30, 2000 and June 30, 1999..............      5
                   Notes to Consolidated Condensed Financial Statements........      6

ITEM 2:            Management's Discussion and Analysis of Financial Condition
                     and Results of Operations.................................     10

ITEM 3:            Quantitative and Qualitative Disclosures of Market Risk.....     12

PART II            OTHER INFORMATION

ITEM 1:            Legal Proceedings...........................................     12

ITEM 2:            Changes in Securities and use of proceeds...................     12

ITEM 3:            Defaults Upon Senior Securities.............................     13

ITEM 4:            Submission of Matters to a Vote of Security Shareholders....     13

ITEM 5:            Other Information...........................................     13

ITEM 6:            Exhibits and Reports on Form 8-K............................     13

                   SIGNATURES..................................................     14

Exhibit 27.1       Financial Data Schedule.....................................     15

PART I FINANCIAL INFORMATION

                             BRUKER DALTONICS INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 2,272        $ 2,443
  Accounts receivable, net..................................      8,712         12,204
  Due from affiliated companies.............................        933             --
  Inventories...............................................     32,166         25,442
  Other assets..............................................      3,826          1,431
                                                                -------        -------
Total current assets........................................     47,909         41,520

Property, plant and equipment, net..........................     23,130         25,351
Intangible and other assets.................................        333            438
                                                                -------        -------
TOTAL ASSETS................................................    $71,372        $67,309
                                                                =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term bank borrowings................................    $ 4,833        $ 2,496
  Accounts payable and accrued expenses.....................     11,594         12,208
  Due to affiliated companies...............................         --          1,496
  Other liabilities.........................................     20,098         13,240
                                                                -------        -------
Total current liabilities...................................     36,525         29,440

Long-term debt..............................................     12,169         12,844
Other long-term liabilities.................................     12,807         14,967

Common stock, $0.01 par value, authorized 100,000,000
  shares, issued and outstanding 45,500,000 in 2000 and
  1999......................................................        455            455
Other stockholders' equity..................................      9,416          9,603
                                                                -------        -------
Total stockholders' equity..................................      9,871         10,058
                                                                -------        -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................    $71,372        $67,309
                                                                =======        =======

                            SEE ACCOMPANYING NOTES.

                             BRUKER DALTONICS INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                               JUNE 30,              JUNE 30,
                                                          -------------------   -------------------
                                                            2000       1999       2000       1999
                                                          --------   --------   --------   --------
Product revenues........................................  $17,069    $14,062    $31,104    $24,941
Other revenues..........................................      454      1,625      1,018      2,644
                                                          -------    -------    -------    -------
Net revenues............................................   17,523     15,687     32,122     27,585

COSTS AND OPERATING EXPENSES:
  Cost of product revenue...............................    7,756      7,538     14,330     13,035
  Sales and marketing...................................    3,175      2,510      5,739      4,766
  General and administrative............................    1,128      1,154      2,236      1,772
  Research and development..............................    5,016      4,020      8,616      7,108
  Patent litigation costs...............................       --         --        303        538
                                                          -------    -------    -------    -------
Total costs and operating expenses......................   17,075     15,222     31,224     27,219
                                                          -------    -------    -------    -------
Operating income from continuing operations.............      448        465        898        366
Other expenses, net.....................................     (196)      (173)      (324)      (300)
                                                          -------    -------    -------    -------
INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION FOR
  INCOME TAXES..........................................      252        292        574         66
Provision for income taxes..............................      134        155        319         35
                                                          -------    -------    -------    -------
Income from continuing operations.......................      118        137        255         31
Income from discontinued operations, net of income
  taxes.................................................       95        101        132        191
                                                          -------    -------    -------    -------
NET INCOME..............................................  $   213    $   238    $   387    $   222
                                                          =======    =======    =======    =======

NET INCOME PER SHARE--BASIC AND DILUTED
INCOME FROM CONTINUING OPERATIONS.......................  $  0.01    $  0.01    $  0.01    $  0.00
INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME
  TAXES.................................................     0.00       0.00       0.00       0.01
                                                          -------    -------    -------    -------
NET INCOME..............................................  $  0.01    $  0.01    $  0.01    $  0.01

                            SEE ACCOMPANYING NOTES.

                             BRUKER DALTONICS INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Net cash provided by continuing operations..................  $   877    $  4,939
Net cash provided by discontinued operations................       17         463
                                                              -------    --------
Net cash provided by operating activities...................      894       5,402
INVESTING ACTIVITIES
Purchases of property and equipment.........................   (1,093)     (1,570)
Acquisition of business, net of cash acquired...............        3          --
                                                              -------    --------
Net cash used in investing activities.......................   (1,090)     (1,570)
FINANCING ACTIVITIES
Proceeds from short-term borrowings.........................    3,464       2,902
Payments on short-term borrowings...........................   (1,000)         --
Payments to affiliated companies, net.......................   (2,360)     (6,163)
                                                              -------    --------
Net cash provided by (used in) financing activities.........      104      (3,261)
Effect of exchange rate changes.............................      (79)        (83)
                                                              -------    --------
NET CHANGE IN CASH AND CASH EQUIVALENTS.....................     (171)        488
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............    2,443       1,135
                                                              -------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 2,272    $  1,623
                                                              =======    ========

                            SEE ACCOMPANYING NOTES.

                             BRUKER DALTONICS INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

    Bruker Daltonics Inc. and its wholly-owned subsidiaries (the "Company") design, manufacture and market proprietary life science systems based on its mass spectrometry core technology platforms. The Company also sells a broad range of field analytical systems for substance detection and pathogen identification. The Company maintains major technical centers in Europe, North America and Japan. Bruker Daltonics allocates substantial capital and resources to research and development and is party to various collaborations and strategic alliances. The Company's diverse customer base includes pharmaceutical companies and biotechnology companies, academic institutions and government agencies.

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements as of June 30, 2000 and for the three and six months ended June 30, 1999 and 2000 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's registration statement on Form S-1 for the year ended December 31, 1999.

2. INVENTORIES

    The components of inventories were as follows:

    (in thousands)

                                                          JUNE 30,     DECEMBER 31,
                                                            2000           1999
                                                         -----------   ------------
                                                         (UNAUDITED)
Raw materials..........................................    $10,213        $ 5,850
Work-in-process........................................     10,284         10,776
Finished goods.........................................     11,669          8,816
                                                           -------        -------
                                                           $32,166        $25,442
                                                           =======        =======

                             BRUKER DALTONICS INC.

3. EARNINGS PER SHARE

    Basic earnings per share is calculated by dividing net earnings by the weighted-average number of common shares outstanding during the period. The diluted earnings per share computation includes the effect of shares which would be issuable upon the exercise of outstanding stock options, reduced by the number of shares which are assumed to be purchased by the Company from the resulting proceeds at the average market price during the period.

    The following table sets forth the computation of basic and diluted average shares outstanding for the periods indicated.

                                                 THREE MONTHS
                                                     ENDED           SIX MONTHS ENDED
                                                   JUNE 30,              JUNE 30,
                                              -------------------   -------------------
                                                2000       1999       2000       1999
                                              --------   --------   --------   --------
Average shares outstanding--basic...........   45,500     45,500     45,500     45,500
Net effect of dilutive stock options--based
  on treasury stock method..................      235         --        235         --
                                               ------     ------     ------     ------
Average shares outstanding--diluted.........   45,735     45,500     45,735     45,500

4. COMPREHENSIVE LOSS

    Total comprehensive loss was $121 and $602 for the three and six months ended June 30, 2000 and $358 and $1,141 for the three and six months ended June 30, 1999.

5. STOCK SPLIT

    On February 14, 2000, the Board of Directors of Bruker Daltonics Inc. authorized a seven-for-one stock split in the form of a stock dividend. Shareholders of record received six additional shares of common stock for every share they owned. All common shares and per share data in the accompanying financial statements have been restated to reflect the stock split.

6. STOCK OPTIONS

    In February 2000, the Board of Directors adopted and the Stockholders approved the 2000 Stock Option Plan ("the Plan"). The Plan provides for the issuance of up to 2,188,000 shares of Common Stock in connection with stock options or other awards under the Plan. The Plan allows a committee of the Board of Directors (the "Committee") to grant incentive stock options, non-qualified stock options, stock appreciation rights and stock awards (including the use of restricted stock and phantom shares). The Committee has the authority to determine which employees will receive the rewards, the amount of the awards, and other terms and conditions of the award. In February 2000, the Committee granted stock options for 783,135 shares of common stock, which vest over three-to-five year periods.

7. DISCONTINUED OPERATIONS

    In 1999, the Company decided to discontinue its Fourier Transform-Infrared (FT-IR) business. The FT-IR business unit sells and services FT-IR instruments to a variety of markets outside the Company's core technology platform of mass spectrometry. The Company completed the sale of its FT-IR business to Bruker Optik GmbH, an affiliated entity, in the first half of 2000 for a price which approximates the net book value of the assets and liabilities of the business.

                             BRUKER DALTONICS INC.

8. CONTINGENCIES

    The Company's wholly-owned subsidiary, Bruker Daltonik GmbH, has a
$5.4 million and $5.8 million accrued liability at June 30, 2000 and December 31, 1999, respectively, related to certain patent infringement litigation filed by a competitor, Finnigan, a subsidiary of ThermoQuest and an indirect subsidiary of Thermo Electron. In December 1996, the competitor initiated an action in the United States District Court of Massachusetts alleging that the Company's esquire series of mass spectrometers and a related product marketed by Agilent (formerly a division of Hewlett-Packard) infringe two of the competitor's patents. The competitor has also filed a request for an investigation of its patent infringement claims with the United States International Trade Commission (ITC) and has filed suit against the Company in Germany, France and the United Kingdom. The Massachusetts patent action has been stayed pending the final determination of the ITC action while the actions in Germany, France and the United Kingdom are on-going.

    In 1998, the ITC found in favor of the Company and in 1999 the Court of Appeals for the Federal Circuit confirmed, in part, the ITC decision in favor of the Company. The Company has filed counterclaims in relation to these patent claims and in 1999 filed an anti-trust suit against the competitor in Massachusetts Federal Court. The Company believes that it has a meritorious defense to the competitor's claims and intends to vigorously defend itself.

    Based on a review of the current facts and circumstances, management of the Company and its subsidiary believe that the amount of the accrued liability is a reasonable estimate of the exposure to loss associated with these matters, representing, principally, anticipated legal fees. While acknowledging the uncertainties of litigation, the Company believes that these matters will be resolved without a material effect on the Company's financial position or results of operations. However, an unfavorable outcome of these matters could result in a material adverse impact on the Company's financial statements, although an estimate of such impact cannot be made.

    Other lawsuits, claims and proceedings of a nature considered normal to its businesses are pending against the Company and its subsidiary. The Company believes the outcome of these proceedings will not have a material impact on the Company's financial position or results of operations.

9. RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137 Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 ("SFAS 137"). SFAS 137 deferred the effective date of SFAS 133 until the first fiscal year beginning after June 15, 2000. We will adopt the standard during January 2001. Management believes that SFAS 133 will not have a material effect on the financial position or results of operation of the Company.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB 101, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures

                             BRUKER DALTONICS INC.

9. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED) related to revenue recognition policies. The Company's revenue recognition policy is in compliance with the provisions of SAB 101.

    In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25 ("FIN 44"). This interpretation clarifies the definition of employee for purposes of applying Accounting Practice Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes that FIN 44 will not have a material effect on the financial position or results of operation of the Company.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    PRODUCT REVENUE. Total product revenue for the three months ended June 30, 2000 increased $3 million, or 21.4%, to $17.1 million compared to $14.1 million in 1999. Life science product revenue and substance detection product revenue as a percentage of product revenue was 70.2% and 29.8%, respectively, in 2000 as compared to 25.7% and 74.3%, respectively, in 1999. The increase in product revenue in 2000 was fueled by strong demand for our life science products by new and existing customers, led by our high and mid range MALDI time-of-flight product lines.

    Product revenue for the six months ended June 30, 2000 increased
$6.2 million, or 24.7%, to $31.1 million compared to $24.9 million in 1999. Life science product revenue and substance detection product revenue as a percentage of product revenue was 68.7% and 31.3%, respectively, in 2000 as compared to 43.9% and 56.1%, respectively, in 1999.

    OTHER REVENUE. Other revenue for the three months ended June 30, 2000 decreased $1.2 million, or 72.1%, to $454,000 compared to $1.6 million in 1999. This decrease was due to the completion of certain projects for early-stage research and development, which were funded by grants from the German government and the Advanced Technology Program of the National Institute of Standards and Technologies in the United States. While we historically have obtained significant funding under grant awards for early-stage research and development activity, we anticipate this funding will be significantly reduced in the future, since these grants are typically provided to small or private companies with limited access to capital.

    Other revenue for the six months ended June 30, 2000 decreased
$1.6 million, or 61.5%, to $1 million in 2000 compared to $2.6 million in 1999.

    COST OF PRODUCT REVENUE. Cost of product revenue for the three months ended June 30, 2000 increased $218,000, or 2.9%, to $7.8 million compared to $7.5 million in 1999. The cost of product revenue as a percentage of product revenue was 45.4% in 2000 as compared to 53.6% in 1999. This decrease is due to a combination of stronger revenues from our high and mid range MALDI time-of flight products which has lower cost, increased efficiencies in the manufacturing operations and lower material costs driven by an increase in volume discounts.

    Cost of product revenue for the six months ended June 30, 2000 increased $1.3 million, or 9.9%, to $14.3 million compared to $13 million in 1999. The cost of product revenue as a percentage of product revenue was 46.1% in 2000 as compared to 52.3% in 1999.

    SALES AND MARKETING. Sales and marketing expenses for the three months ended June 30, 2000 increased $666,000, or 26.5%, to $3.2 million compared to $2.5 million in 1999. The dollar increase was due to higher sales commissions earned by our direct sales force as a result of an increase in the number of units sold and the addition of several distribution subsidiaries not in operation during the three months ended June 30, 1999. Sales and marketing expenses as a percentage of net revenues were 18.1% in 2000 and 16.0% in 1999.

    Sales and marketing expenses for the six months ended June 30, 2000 increased $973,000, or 20.4%, to $5.7 million compared to $4.8 million in 1999. Sales and marketing expenses as a percentage of net revenues were 18% in 2000 and 17.3% in 1999.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended June 30, 2000 remained relatively consistent at $1.1 million compared to $1.1 million in 1999. As a percentage of net revenues, general and administrative expenses decreased to 6.5% in 2000 as compared to 7.4% in 1999, as a result of higher revenues.

    General and administrative expenses for the six months ended June 30, 2000 increased $465,000, or 26.2%, to $2.2 million compared to $1.8 million in 1999. As a percentage of net revenues, general and administrative expenses remained relatively consistent at 7% in 2000 and 6.4% in 1999.

    RESEARCH AND DEVELOPMENT. Research and development expenses for the three months ended June 30, 2000 increased $1.0 million, or 24.8%, to $5.0 million in 2000 compared to $4.0 million in 1999. As a percentage of net revenues, research and development expenses increased to 28.6% in 2000 compared to 25.6% in 1999. The dollar increase in 2000 was due to increased staffing and the related personnel costs and late stage testing costs incurred for our new products scheduled for introduction in third quarter 2000. In addition, a few new major development projects have been started for newer products and applications.

    Research and development expenses for the six months ended June 30, 2000 increased $1.5 million, or 21.2%, to $8.6 million compared to $7.1 million in 1999. As a percentage of net revenues, research and development expenses increased to 26.8% in 2000 from 25.8% in 1999.

    INTEREST EXPENSE, NET. Interest expense for the three months ended June 30, 2000 increased $136,000, or 91.7%, to $283,000 in 2000 compared to
$148,000 in 1999. The increase relates to an increase in our short-term borrowings during the quarter.

    Interest expense for the six months ended June 30, 2000 remained consistent at $386,000 compared to $415,000 in 1999.

    INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES. Income from discontinued operations net of income taxes for the three months ended June 30, 2000 decreased $6,000, or 5.9%, to $95,000 compared to $101,000 in 1999. Income from discontinued operations is related to the disposal of our infrared sales group in March 2000.

    Income from discontinued operations net of income taxes for the six months ended June 30, 2000 decreased $59,000, or 31.1%, to $132,000 compared to $191,000 in 1999.

LIQUIDITY AND CAPITAL RESOURCES

    Presently, we anticipate that our existing capital resources and the proceeds from our equity offering will meet our operating and investing needs through the end of 2001. Historically, we have financed our growth through a combination of cash provided from operations, debt financing and issuance of common stock. During 2000, net cash provided by operating activities was $877,000, primarily as a result of net income for the period after adding back depreciation and amortization.

    We used $1.1 million of cash during the first six months of 2000 for capital expenditures. Such capital expenditures were made to improve productivity and expand manufacturing capacity. We expect to continue to make capital investments focused on enhancing the efficiency of our operations and supporting our growth.

    Other current assets increased at June 30, 2000 as compared to December 31, 1999. The increase in other current assets was principally due to an increase in a VAT Tax receivable in Germany, deferred financing costs incurred with our Registration Statement on Form S-1, and the timing of other receivables.

    In August 1999, we entered into a revolving line of credit with Citizens Bank in the United States in the amount of $2.5 million, of which $1 million was outstanding as of June 30, 2000. This line, which is secured by portions of our inventory, receivables and equipment in the United States, is used to support working capital and expires July 31, 2001. We also maintained revolving lines of credit of approximately $6.2 million with German Banks, of which $3.8 million was outstanding as of June 30, 2000. Our German lines of credit are unsecured.

    No material capital expenditure commitments were outstanding as of June 30, 2000.

    Our future capital uses and requirements depend on numerous factors, including our success in selling our existing products, our progress in research and development, our ability to introduce and sell new products, our sales and marketing expenses, our need to expand production capacity, costs associated with possible acquisitions, expenses associated with unforeseen litigation, regulatory changes, and competition and technological developments in the market.

FORWARD LOOKING INFORMATION

    The matters discussed in this report contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Such statements are made pursuant to the safe harbor provisions of the "Private Securities Litigation Reform Act of 1995." The above discussion of the financial condition and results of operations of the Company should be read in conjunction with the interim condensed consolidated financial statements and the notes thereto included in Part I, Item I of this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto contained in the Company's Prospectus dated
August 3, 2000.

IMPACT OF FOREIGN CURRENCIES

    We sell our products in many countries and a substantial portion of our sales and a portion of our costs and expenses are denominated in foreign currencies, especially in Euro. Historically, our realized foreign exchange gains and losses have not been material. Accordingly, we have not hedged our foreign currency position in the past. However, as we expand our sales internationally, we plan to evaluate our currency risks and we may enter into foreign exchange contracts from time to time to mitigate foreign currency exposure.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

    The information called for by this item is provided under the caption "Liquidity and Capital Resources" and "Impact of Foreign Currencies" under Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

    Information with respect to this item is incorporated by reference to the subsection entitled, "Note 8: Contingencies" under Item 1 of Part I of this Report on Form 10-Q, "Notes to Consolidated Condensed Financial Statements," which subsection begins on page 8.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

    On August 3, 2000, a registration statement on Form S-1 (No. 333-34820) was declared effective by the Securities and Exchange Commission, pursuant to which 9,200,000 shares of our common stock were offered and sold by us at a price of $13 per share, generating gross offering proceeds of approximately
$119.6 million. The managing underwriters were UBS Warburg LLC, CIBC World Markets and Thomas Weisel Partners LLC. In connection with the offering, we incurred $8.4 million in underwriting discounts and commissions, and approximately $1.5 million in other related expenses. The net proceeds from the offering, after deducting the foregoing expenses, were approximately
$110 million. We have used a portion of the net proceeds of the offering to fund our continuing research and development activities and for working capital and other general corporate purposes. Additionally, we have used $4 million of the net proceeds to pay off a portion our outstanding bank debt.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS

    The following matters were submitted to a vote of the security holders of Bruker Daltonics Inc. during the three month period ended June 30, 2000:

        (1) Effective April 11, 2000 the stockholders approved by unanimous written consent the election and class designation of the board of directors as follows: Collin D'Silva--Class II; Timothy J. Hansberry--Class III;
    Dr. Dieter Koch--Class I; Frank H. Laukien--Class I; William Linton--
    Class III; Richard M. Stein--Class II; and Bernhard Wangler--Class II.

        (2) Effective May 22, 2000, the stockholders approved by unanimous written consent the election of David M. Southwell to the board of directors to fill the vacancy left by Timothy J. Hansberry. All other directors remained the same.

        (3) Effective June 30, 2000, the stockholders approved by unanimous written consent the election of M. Christopher Canavan, Jr. to the board of directors to fill the vacancy left by David M. Southwell. All other directors remained the same.

ITEM 5: OTHER INFORMATION

    None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

        27.1    Financial Data Schedule:

    (c) Current Reports on Form 8-K.

    We did not file any reports on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       BRUKER DALTONICS INC.

Date: September 6, 2000                                By:  /s/ FRANK H. LAUKIEN
                                                            -----------------------------------------
                                                            Frank H. Laukien, Ph.D.
                                                            PRESIDENT, CHAIRMAN, CHIEF EXECUTIVE
                                                            OFFICER, AND DIRECTOR (PRINCIPAL EXECUTIVE
                                                            OFFICER)

Date: September 6, 2000                                By:  /s/ JOHN J. HULBURT
                                                            -----------------------------------------
                                                            John J. Hulburt, CPA.
                                                            CORPORATE CONTROLLER AND TREASURER
                                                            (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                            OFFICER)