Form 10-Q
period 2000-09-30
BRUKER DALTONICS INC
filed 2000-11-14
CIK 1109354

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

   / /     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                   COMMISSION FILE NUMBER ___________________

                            ------------------------

                             BRUKER DALTONICS INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     04-3110160
    (State or other jurisdiction of            (I.R.S. Employer Identification No.)
    incorporation or organization)

    15 FORTUNE DRIVE, BILLERICA, MA                           01821
    (Address of principal executive                         (zip code)
               offices)

                                 (978) 663-3660
              (Registrant's telephone number, including area code)

                            ------------------------

    Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

As of October 31, 2000 there were 54,700,000 shares of the Registrant's common stock outstanding.

                                                                                      PAGE NUMBER
                                                                                      -----------
PART I                  FINANCIAL INFORMATION

ITEM 1:                 Financial Statements (Unaudited)

                        Consolidated Condensed Balance Sheets as of September 30,
                          2000 and December 31, 1999................................       3
                        Consolidated Condensed Statements of Operations for the
                          three months and nine months ended September 30, 2000 and
                          September 30, 1999........................................       4
                        Consolidated Condensed Statements of Cash Flows for the nine
                          months ended September 30, 2000 and September 30, 1999....       5
                        Notes to Consolidated Condensed Financial Statements........       6

ITEM 2:                 Management's Discussion and Analysis of Financial Condition       10
                          and Results of Operations.................................

ITEM 3:                 Quantitative and Qualitative Disclosures of Market Risk.....      12

PART II                 OTHER INFORMATION

ITEM 1:                 Legal Proceedings...........................................      13

ITEM 2:                 Changes in Securities and use of proceeds...................      13

ITEM 3:                 Defaults Upon Senior Securities.............................      13

ITEM 4:                 Submission of Matters to a Vote of Security Shareholders....      13

ITEM 5:                 Other Information...........................................      13

ITEM 6:                 Exhibits and Reports on Form 8-K............................      13

                        SIGNATURES..................................................      14

PART I  FINANCIAL INFORMATION

                             BRUKER DALTONICS INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................    $104,464         $ 2,443
  Accounts receivable, net..................................       6,924          12,204
  Due from affiliated companies.............................       4,592              --
  Inventories...............................................      31,351          25,442
  Other assets..............................................       3,482           1,431
                                                                --------         -------
Total current assets........................................     150,813          41,520

Property, plant and equipment, net..........................      21,434          25,351
Intangible and other assets.................................         711             438
                                                                --------         -------

TOTAL ASSETS................................................    $172,958         $67,309
                                                                ========         =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term bank borrowings................................    $     --         $ 2,496
  Accounts payable and accrued expenses.....................       9,007          12,208
  Due to affiliated companies...............................       3,267           1,496
  Other liabilities.........................................      17,966          13,240
                                                                --------         -------
Total current liabilities...................................      30,240          29,440

Long-term debt..............................................      11,237          12,844
Other long term liabilities.................................      11,949          14,967

Common stock, $0.01 par value, authorized 100,000,000
  shares, issued and outstanding 54,700,000 in 2000 and
  45,500,000 in 1999........................................         547             455
Other stockholders' equity..................................     118,985           9,603
                                                                --------         -------
Total stockholders' equity..................................     119,532          10,058
                                                                --------         -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................    $172,958         $67,309
                                                                ========         =======

                            See accompanying notes.

                             BRUKER DALTONICS INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                                             SEPTEMBER 30,         SEPTEMBER 30,
                                                          -------------------   -------------------
                                                            2000       1999       2000       1999
                                                          --------   --------   --------   --------
Product revenues........................................  $22,169    $17,243    $53,273    $42,184
Other revenues..........................................      521        764      1,539      3,408
                                                          -------    -------    -------    -------
Net revenues............................................   22,690     18,007     54,812     45,592

COSTS AND OPERATING EXPENSES:
  Cost of product revenue...............................   11,524      8,800     25,854     21,835
  Sales and marketing...................................    3,321      3,122      9,060      7,888
  General and administrative............................    1,333        757      3,569      2,529
  Research and development..............................    5,935      4,264     14,551     11,372
  Patent litigation costs...............................       --         --        303        538
                                                          -------    -------    -------    -------
Total costs and operating expenses......................   22,113     16,943     53,337     44,162
                                                          -------    -------    -------    -------
Operating income from continuing operations.............      577      1,064      1,475      1,430
Other income (expenses), net............................      613       (225)       289       (525)
                                                          -------    -------    -------    -------
Income from continuing operations before provision for
  income taxes..........................................    1,190        839      1,764        905
Provision for income taxes..............................      609        445        928        480
                                                          -------    -------    -------    -------
Income from continuing operations.......................      581        394        836        425
Income from discontinued operations, net of income
  taxes.................................................       52         75        184        266
                                                          -------    -------    -------    -------
NET INCOME..............................................  $   633    $   469    $ 1,020    $   691
                                                          =======    =======    =======    =======

NET INCOME PER SHARE--BASIC AND DILUTED INCOME FROM
  CONTINUING OPERATIONS.................................  $  0.01    $  0.01    $  0.02    $  0.01
INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME
  TAXES.................................................     0.00       0.00       0.00       0.01
                                                          -------    -------    -------    -------
NET INCOME..............................................  $  0.01    $  0.01    $  0.02    $  0.02

                            See accompanying notes.

                             BRUKER DALTONICS INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Net cash provided by continuing operations..................  $    160   $ 4,669
Net cash provided by discontinued operations................        69       466
                                                              --------   -------
Net cash provided by operating activities...................       229     5,135

INVESTING ACTIVITIES
Purchases of property and equipment.........................    (1,995)   (2,400)
Acquisition of business, net of cash acquired...............       (85)       --
                                                              --------   -------
Net cash used in investing activities.......................    (2,080)   (2,400)

FINANCING ACTIVITIES
Proceeds from issuance of common stock......................   109,702        --
Proceeds from short-term borrowings.........................     4,464     2,102
Payments on short-term borrowings...........................    (6,851)       --
Payments to affiliated companies, net.......................    (3,265)   (4,767)
                                                              --------   -------
Net cash provided by (used in) financing activities.........   104,050    (2,665)

Effect of exchange rate changes.............................      (178)      (20)
                                                              --------   -------
NET CHANGE IN CASH AND CASH EQUIVALENTS.....................   102,021        50
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............     2,443     1,135
                                                              --------   -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $104,464   $ 1,185
                                                              ========   =======

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

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated condensed financial statements as of September 30, 2000 and for the three and nine months ended September 30, 1999 and 2000 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

2.  INVENTORIES

    The components of inventories were as follows:
        (in thousands)

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          2000            1999
                                                      -------------   ------------
                                                       (UNAUDITED)
Raw materials.......................................     $ 8,600         $ 5,850
Work-in-process.....................................      11,722          10,776
Finished goods......................................      11,029           8,816
                                                         -------         -------
                                                         $31,351         $25,442
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

                                                                 THREE MONTHS           NINE MONTHS
                                                                     ENDED                 ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                2000       1999       2000       1999
                                                              --------   --------   --------   --------
Average shares outstanding--basic...........................   51,261     45,500     47,434     45,500
Net effect of dilutive stock options--based on treasury
  stock method..............................................      628         --        628         --
                                                               ------     ------     ------     ------
Average shares outstanding--diluted.........................   51,889     45,500     48,062     45,500

4.  COMPREHENSIVE INCOME (LOSS)

    Total comprehensive income (loss) was $(277) and $(492) for the three and nine months ended September 30, 2000 and $793 and $(125) for the three and nine months ended September 30, 1999.

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

                             BRUKER DALTONICS INC.

8.  CONTINGENCIES

    The Company's wholly-owned subsidiary, Bruker Daltonik GmbH, has a $5.1 million and $5.8 million accrued liability at September 30, 2000 and December 31, 1999, respectively, related to certain patent infringement litigation filed by a competitor. In 1997, the competitor initiated an action in the United States District Court of Massachusetts alleging patent infringement against the Company and Hewlett-Packard. The competitor also filed a request for an investigation of its patent infringement claims with the United States International Trade Commission (ITC) and has filed suit against the Company in Germany. In 1998, the ITC found in favor of the Company and in 1999 the Court of Appeals for the Federal Circuit confirmed, in part, the ITC decision in favor of the Company. The competitor has filed patent infringement suits related to the same patents litigated in front of the ITC in Massachusetts Federal Court, against which the Company has filed summary judgment motions of non-infringement and non-validity, respectively. In 1999, the Company filed an antitrust suit against the competitor in Massachusetts Federal Court. The Company believes that it has meritorious defenses to the competitor's claims and intends to vigorously defend itself. Related litigation against the same competitor is presently pending in various courts in Germany. The Company is presently not permitted to sell ion traps in Germany, but has appealed this decision, and also has challenged the validity of the competitor's patents involved in the German patent court in Munich. Decisions on the above matters are expected in 2001.

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

    Other lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company and its subsidiary. The Company believes the outcome of these proceedings, if any, will not have a material impact on the Company's financial position or results of operations.

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

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB 101, which provides guidance on the

                             BRUKER DALTONICS INC.

9. RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED) recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company's revenue recognition policy is in compliance with the provisions of SAB 101.

10.  SUBSEQUENT EVENTS

    On September 12, 2000 the Company entered into a strategic alliance agreement with Geneva Proteomics, Inc. ("GeneProt"). Under the agreement, GeneProt will purchase 51 mass spectrometry systems, as well as consumables and support. The Company will also make a strategic equity investment, in both cash and stock, in GeneProt, and both companies will collaborate and share technologies for industrial-scale proteomics. The Company, as part of the equity investment, will invest $7 million in cash and $3 million in the Company's own stock. The consummation of this equity transaction is expected to occur during the fourth quarter 2000.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    PRODUCT REVENUE. Total product revenue for the three months ended September 30, 2000 increased $5 million, or 28.6%, to $22.2 million compared to $17.2 million in 1999. Life science systems revenue and substance detection systems revenue as a percentage of product revenue was 65% and 20%, respectively, in 2000 as compared to 55% and 45%, respectively, in 1999. The increase in product revenue in 2000 was fueled by a continuing strong demand for our life science products in various product lines by new and existing customers.

    Product revenue for the nine months ended September 30, 2000 increased $11.1 million, or 26%, to $53.3 million compared to $42.2 million in 1999. Life science product revenue and substance detection product revenue as a percentage of product revenue was 62% and 28%, respectively, in 2000 as compared to 49% and 51%, respectively, in 1999.

    OTHER REVENUE. Other revenue for the three months ended September 30, 2000 decreased $243,000, or 32%, to $521,000 compared to $764,000 in 1999. This decrease was due to the completion of certain projects for early-stage research and development which were funded by grants from the German government and the Advanced Technology Program of the National Institute of Standards and Technologies in the United States. While we historically have obtained significant funding under grant awards for early-stage research and development activity, we anticipate this funding will be significantly reduced in the future, since these grants are typically provided to small or private companies with limited access to capital.

    Other revenue for the nine months ended September 30, 2000 decreased $1.9 million, or 54.9%, to $1.5 million in 2000 compared to $3.4 million in 1999.

    COST OF PRODUCT REVENUE. Cost of product revenue for the three months ended September 30, 2000 increased $2.7 million, or 31%, to $11.5 million compared to $8.8 million in 1999. The cost of product revenue as a percentage of product revenue was 52% in 2000 as compared to 51% in 1999. The increase for the quarter relates to an increase in sales to our strategic alliance partners, which tend to have lower gross margins. Certain initial set-up production charges in our Switzerland facility and the related expansion of our production personnel in our German facilities also contributed to this increase.

    Cost of product revenue for the nine months ended September 30, 2000 increased $4 million, or 18.4%, to $25.9 million compared to $21.8 million in 1999. The cost of product revenue as a percentage of product revenue was 48.5% in 2000 as compared to 51.8% in 1999. This decrease is due to a combination of stronger revenues from new life science products which have a lower cost of product revenue, increased efficiencies in the manufacturing operations throughout the year and lower material costs driven by an increase in volume discounts.

    SALES AND MARKETING. Sales and marketing expenses for the three months ended September 30, 2000 increased $200,000, or 6.4%, to $3.3 million compared to $3.1 million in 1999. Sales and marketing expenses as a percentage of net revenues were 14.6% in 2000 and 17.3% in 1999.

    Sales and marketing expenses for the nine months ended September 30, 2000 increased $1.2 million, or 15%, to $9.1 million compared to $7.9 million in 1999. The dollar increase was due to higher sales commissions earned by our direct sales force as a result of an increase in the number of units sold and the addition of a few distribution subsidiaries not in operation during the nine months ended September 30, 1999. Sales and marketing expenses as a percentage of net revenues were 16.5% in 2000 and 17.3% in 1999.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended September 30, 2000 increased $575,000, or 76%, to $1.3 million compared to $757,000 in 1999. As a percentage of net revenues, general and administrative expenses increased to 5.9% in 2000 as compared to 4.2% in 1999, as a result of approximately a $237,000 non-cash charge to compensation expense related to our stock option grants as well as various other charges related to being a public company.

    General and administrative expenses for the nine months ended September 30, 2000 increased $1.1 million, or 41%, to $3.6 million compared to $2.5 million in 1999. As a percentage of net revenues, general and administrative expenses increased to 6.4% in 2000 and 5.5% in 1999. The increase relates to various charges incurred as a result of becoming a public company.

    RESEARCH AND DEVELOPMENT. Research and development expenses for the three months ended September 30, 2000 increased $1.6 million, or 39.2%, to $5.9 million in 2000 compared to $4.3 million in 1999. As a percentage of net revenues, research and development expenses increased to 26.2% in 2000 compared to 23.7% in 1999. The dollar increase in 2000 was due to increased staffing and the related personnel costs and late stage testing costs incurred for our new products scheduled for introduction in early 2001. In addition, a few new major development projects have been started for newer products and applications, primarily in proteomics and SNP genotyping.

    Research and development expenses for the nine months ended September 30, 2000 increased $3.2 million, or 28%, to $14.6 million compared to $11.4 million in 1999. As a percentage of net revenues, research and development expenses increased from 24.9% in 1999 to 26.5% in 2000.

    OTHER INCOME (EXPENSES), NET. Other income, net for the three months ended September 30, 2000 was $613,000, compared to an other expense, net of $(225,000) in 1999. The difference relates to the additional funding raised in our equity offering during the third quarter of 2000 and the payoff of our outstanding short-term lines of credit both in the United States and Germany.

    Other income, net for the nine months ended September 30, 2000 was $289,000 as compared to an other expense, net of $(525,000) in 1999.

    INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES. Income from discontinued operations net of income taxes for the three months ended September 30, 2000 decreased $23,000, or 31%, to $52,000 compared to $75,000 in 1999. Income from discontinued operations is related to the disposal of our infrared sales group in March 2000.

    Income from discontinued operations net of income taxes for the nine months ended September 30, 2000 decreased $82,000, or 31.1%, to $184,000 compared to $266,000 in 1999.

LIQUIDITY AND CAPITAL RESOURCES

    Presently, we anticipate that our existing capital resources and the proceeds from our equity offering will meet our operating and investing needs through the end of 2001. Historically, we have financed our growth through a combination of cash provided from operations, debt financing and issuance of common stock. During 2000, net cash provided by operating activities was $229,000, primarily as a result of net income for the period and the interest income generated from the increase in cash and cash equivalents from our equity offering in the third quarter.

    We used $2 million of cash during the first nine months of 2000 for capital expenditures. Such capital expenditures were made to improve productivity and expand manufacturing capacity. We expect to continue to make capital investments focused on enhancing the efficiency of our operations and supporting our growth.

    Other current assets increased at September 30, 2000 as compared to December 31, 1999. The increase in other current assets was principally due to an increase in prepaid expenses, a VAT receivable in Germany and the timing of other receivables.

    In August 1999, we entered into a revolving line of credit with Citizens Bank in the United States in the amount of $2.5 million. As of September 30, 2000 there were no amounts outstanding. This line, which is secured by portions of our inventory, receivables and equipment in the United States, was used to support working capital and expires July 31, 2001. We also maintained revolving lines of credit of approximately $6.2 million with German banks. As of September 30, 2000 there were no amounts outstanding. Our German lines of credit are unsecured.

    No material capital expenditure commitments were outstanding as of September 30, 2000.

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

FORWARD LOOKING INFORMATION

    The matters discussed in this report contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Such statements are made pursuant to the safe harbor provisions of the "Private Securities Litigation Reform Act of 1995." The preceding discussion of the financial condition and results of operations of the Company should be read in conjunction with the interim condensed consolidated financial statements and the notes thereto included in
Part I, Item I of this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto contained in the Company's Prospectus dated August 3, 2000.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

    The information called for by this item is provided under the captions "Liquidity and Capital Resources" and "Impact of Foreign Currencies" under
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II  OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

    Information with respect to this item is incorporated by reference to the
Note 8 of the Notes to Consolidated Condensed Financial Statements under Item I of Part I of this Report on Form 10-Q, which Note begins on page 8 hereto.

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

    On August 3, 2000, a registration statement on Form S-1 (No. 333-34820) was declared effective by the Securities and Exchange Commission, pursuant to which 9,200,000 shares of our common stock were offered and sold by us at a price of $13 per share, generating gross offering proceeds of approximately $119.6 million. The managing underwriters were UBS Warburg LLC, CIBC World Markets and Thomas Weisel Partners LLC. In connection with the offering, we incurred $8.4 million in underwriting discounts and commissions, and approximately
$1.5 million in other related expenses. The net proceeds from the offering, after deducting the foregoing expenses, were approximately $110 million. We have used a portion of the net proceeds of the offering to fund our continuing research and development activities and for working capital and other general corporate purposes. Additionally, we have used approximately $7 million of the net proceeds to pay off a portion our outstanding bank debt.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS

    None.

ITEM 5:  OTHER INFORMATION

    None

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

       27.1 Financial Data Schedule

    (c) Current Reports on Form 8-K.

       We did not file any reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       BRUKER DALTONICS INC.

                                                       By:
                                                            -----------------------------------------
                                                                     Frank H. Laukien, Ph.D.
                                                               PRESIDENT, CHAIRMAN, CHIEF EXECUTIVE
                                                            OFFICER, AND DIRECTOR (PRINCIPAL EXECUTIVE
Date: November       , 2000                                                  OFFICER)

                                                       By:
                                                            -----------------------------------------
                                                                       John J. Hulburt, CPA
                                                                CORPORATE CONTROLLER AND TREASURER
                                                               (PRINCIPAL FINANCIAL AND ACCOUNTING
Date: November       , 2000                                                  OFFICER)