Form 10-K
period 2000-12-31
BRUKER DALTONICS INC
filed 2001-03-28
CIK 1109354

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                        COMMISSION FILE NUMBER 000-30833
                            ------------------------

                             BRUKER DALTONICS INC.
             (Exact name of Registrant as specified in its charter)

                  DELAWARE                                      04-3110160
(State or other jurisdiction of incorporation      (IRS Employer Identification Number)
              or organization)

                                15 FORTUNE DRIVE
                              BILLERICA, MA 01821
          (Address of principal executive offices, including zip code)

                                 (978) 663-3660
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          Common Stock $.01 par value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 23, 2001 was $102,661,520 (based on the last reported sale price on the Nasdaq National Market on that date).

    The number of shares outstanding of the registrant's Common Stock as of March 23, 2001 was 54,786,713.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:

    (i) Proxy Statement for the 2001 Annual Meeting of Stockholders-Items 10, 11, 12 and 13.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             BRUKER DALTONICS INC.
                           ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                      --------
PART I
Item 1.                 Business....................................................       1
Item 2.                 Properties..................................................      14
Item 3.                 Legal Proceedings...........................................      14
Item 4.                 Submission of Matters to a Vote of Security Holders.........      17
Item 4A.                Executive Officers of the Registrant........................      17

PART II
Item 5.                 Market for Registrant's Common Equity and Related
                          Stockholder Matters.......................................      18
Item 6.                 Selected Financial Data.....................................      19
Item 7.                 Management's Discussion and Analysis of Financial Condition
                          and Results of Operation..................................      20
Item 7A.                Quantitative and Qualitative Disclosures about Market
                          Risk......................................................      37
Item 8.                 Financial Statements and Supplementary Data.................      37
Item 9.                 Changes in and Disagreements with Accountants on Accounting
                          and Financial Disclosure..................................      37

PART III
Item 10.                Executive Officers of the Registrant........................      37
Item 11.                Executive Compensation......................................      37
Item 12.                Security Ownership of Certain Beneficial Owners and
                          Management................................................      37
Item 13.                Certain Relationships and Related Transactions..............      37

PART IV
Item 14.                Exhibits, Financial Statements and Schedules and Reports on
                          Form 8-K..................................................      37
Signatures..........................................................................     S-1

    This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including without limitation those discussed in "Factors Affecting Our Business, Operating Results and Financial Condition" section herein. Such forward-looking statements speak only as of the date on which they are made, and we caution readers not to place undue reliance on such statements.

    References to "we," "us," "our," the "Company" or "Bruker Daltonics" refer to Bruker Daltonics Inc. and, in some cases, its subsidiaries, as well as all predecessor entities.

    Our principal executive offices are located at 15 Fortune Drive, Billerica, Massachusetts 01821, and our telephone number is (978) 663-3660. Information about Bruker Daltonics is available at www.daltonics.bruker.com. The information on our website is not incorporated by reference into and does not form a part of this report. Daltonics and the Daltonics logo are trademarks of Bruker Daltonics. All other trademarks, tradenames or copyrights referred to in this report are the property of their respective owners.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    Bruker Daltonics is a leading developer and provider of innovative life science tools based on mass spectrometry. Our substantial investment in research and development allows us to design, manufacture and market a broad array of products intended to meet the rapidly growing needs of our diverse customer base. Our customers include pharmaceutical companies, biotechnology companies, agricultural biotechnology companies, proteomics companies, molecular diagnostics companies, academic institutions and government agencies.

    Mass spectrometers are sophisticated devices that provide highly accurate molecular information. Our mass spectrometry-based systems often combine automated sample preparation robots; advanced mass spectrometry instrumentation; reagent kits and other disposable products used in conducting assays, or consumables, and bioinformatics software. Our systems offer integrated solutions for applications in multiple existing and emerging markets including genomics and proteomics, metabolic and biomarker profiling, drug discovery and development, molecular assays and diagnostics, molecular and systems biology and basic medical research.

    We market our life science systems both through our direct sales force and through strategic distribution arrangements with Agilent Technologies, PerkinElmer, Sequenom, MWG-Biotech and others. We are also a worldwide leader in supplying mass spectrometry-based systems for substance detection and pathogen identification in security and defense applications.

    Bruker Daltonics was incorporated in Massachusetts, as Bruker Federal Systems Corporation. In February 2000, we reincorporated in Delaware as Bruker Daltonics Inc.

INDUSTRY BACKGROUND

    We design our products to address the rapidly evolving needs of the life science industry. Public and private efforts to sequence the entire human genome have led to advances that are fueling further investment in the discovery and identification of single nucleotide polymorphisms, or SNPs, and other forms of genetic variation. These developments, combined with advances in combinatorial chemistry, which is the creation of libraries of chemical compounds, and in basic molecular biology and medical research, are spurring growth in the following rapidly developing and emerging areas:

    - PHARMACOGENOMICS, which compares the genetic information of an individual to the average human genome to predict the response of individual patients and patient populations to drugs;

    - PERSONALIZED MEDICINE, which seeks to apply inexpensive, rapid molecular diagnostic tests, or assays, to profile a patient's genetic composition and enable the prescription of individualized drug therapy;

    - PROTEOMICS, which involves the large-scale separation, identification and characterization of proteins in order to understand how proteins are created based on the information contained in genes;

    - NEW METHODS OF DRUG DISCOVERY, which are based on the rapid measurement, or high-throughput screening, of large numbers of small organic compounds synthesized through combinatorial chemistry against large numbers of disease pathways, or targets, identified by genomics and proteomics;

    - BIOMARKER DETECTION, OR BIO-BARCODING, which develops rapid and sensitive assays for a broad range of cell and tissue types for applications including infectious disease detection, human tissue assessment, the identification of specific agricultural characteristics and pathogen identification, even when the molecular mechanisms are not understood or the genomic sequence is not available; and

    - METABOLIC PROFILING, OR METABOLOMICS, which analyzes the levels of substances produced by the metabolism, or metabolites, present in a cell or in biological fluids to draw correlations between disease states, genetic modifications and variations in metabolite levels.

    In addition, increased levels of funding for basic medical research have fueled demand by universities, medical schools and government agencies for sophisticated bioanalytical systems, such as mass spectrometers. Funding has also increased for substance detection and pathogen identification systems for security and defense applications.

LIMITATIONS OF ALTERNATIVE LIFE SCIENCE TOOLS

    Many of the bioanalytical tools available today based on technologies other than mass spectrometry, including those described in the next paragraph, have significant limitations when used for applications including the detection of genetic variation, pharmacogenomics, proteomics, drug discovery and biomarker detection. These limitations include lack of throughput to accommodate the volume of analysis required, lack of automation, time-consuming sample preparation and insufficient accuracy of the resulting data. For example, the two leading methods traditionally used for DNA sequencing and expression profiling are electrophoresis and hybridization. The error rate of these techniques can increase the cost, complexity and time involved in completing more demanding analyses.

    Traditional protein science tools including Edman sequencing and two-dimensional gel separations are time consuming, relatively inaccurate and labor intensive. Additionally, many alternative life sciences tools can only be utilized by expert scientists. Other, newer bioanalytical tools, like biological chips that can be read by fluorescence readers, may be highly automated. However, these instruments are often less flexible or less accurate than mass spectrometers. For other emerging applications including metabolic profiling and rapid biomarker detection, we believe there presently are no automated, sensitive and accurate alternative tools available other than mass spectrometry-based systems.

    Increasingly, life science companies are looking to solutions that address the limitations inherent in these alternative tools.

MASS SPECTROMETRY

    Mass spectrometers are devices for measuring the mass, or weight, of a molecule. Mass spectrometry systems employ an ionization source which creates charged molecules and a mass separation/detection component which separates these charged molecules on the basis of mass to detect their presence and quantity. Mass spectrometry has been used in physics and chemistry for over fifty years. Over the past fifteen years, mass spectrometry has emerged as a powerful research tool in the life sciences. For example, mass spectrometers can determine the identity, amount, structure, sequence and other biological properties of small molecules, like drug candidates and metabolites, as well as large biomolecules, like proteins or DNA.

    While highly accurate, mass spectrometers historically have been limited by the time and skill required to prepare samples, conduct each measurement and analyze the data.

OUR SOLUTIONS

    Our product lines integrate sophisticated mass spectrometers with automated sample preparation and measurement, and, where appropriate, bioinformatics software to address many of the bioanalytical and bioinformatics needs of the life sciences industry across a broad range of applications. Our products have particular application to:

    - genetic variation analysis, including such evolving areas as pharmacogenomics and personalized medicine;

    - proteomics;

    - metabolomics;

    - drug discovery based on high-throughput screening and combinatorial chemistry; and

    - drug development.

    Automated high-throughput mass spectrometry systems offer significant advantages over other bioanalytical tools, including Edman sequencing and two-dimensional gel separations, in these emerging and rapidly changing markets. Our automated systems allow our customers to generate and evaluate large volumes of accurate, high-quality data on a cost-effective basis. We believe that this enhanced throughput and high-quality data improves our customers' ability to apply bioinformatics to validate lead disease pathways, or targets, understand disease pathways and analyze lead compounds. Our customers also use our products in molecular biology and other basic medical research. In addition, our automated, integrated mass spectrometry technology forms the basis of our substance detection and pathogen identification products used in security and defense markets.

    Our life science systems are based on four core mass spectrometry technologies. Building on these core technologies, we offer a wide range of systems that address key analytical needs in multiple applications across the life sciences industry. We believe that our products offer the following advantages to our customers:

    HIGH DEGREE OF AUTOMATION. Our automated sample preparation and measurement technology and sophisticated bioanalytic software allow our customers to process high sample volumes with reduced reliance on highly-trained scientific personnel.

    INTEGRATED SOLUTIONS. We provide our customers with complete bioanalytical solutions by integrating our mass spectrometry products with front-end sample preparation, a sample preparation technology that conditions samples before they are analyzed, with purification and separation methods that clean and separate components of sample mixtures, chemicals and other disposable materials used in conducting assays and with bioinformatics software that interprets and analyzes data after it has been generated.

    ACCURATE RESULTS. Our automated mass spectrometry systems generate large volumes of highly accurate data with the selectivity and sensitivity our customers demand. The high sensitivity of our products enables our customers to pursue miniaturization and analysis of smaller samples. The accuracy of the results reduces the need for repeat analysis to eliminate errors.

    INCREASED PRODUCTIVITY. Our high-throughput products are designed to allow our life science customers to increase productivity by generating more results in a shorter time period.

    COST EFFICIENCY. We have achieved performance advances with our products that are designed to result in increased information per analysis at a significantly lower cost per analysis for our customers.

OUR STRATEGY

    Our strategy is to continue to be a leading provider of mass spectrometry and related systems for use in life sciences, as well as in substance detection and pathogen identification. Key elements of our strategy include:

    PROVIDE A BROAD ARRAY OF TOOLS FOR A WIDE RANGE OF APPLICATIONS. In life sciences, our strategy is to offer a broad range of products that provide integrated solutions including sample preparation, sample analysis and data interpretation for applications in existing and emerging life science markets. Our longer term strategy is to expand our enabling life science tools beyond our current mass spectrometry-based product lines, and to extend our position as a leading provider of biological mass spectrometers to related bioinformation business opportunities. We plan to selectively evaluate new life science markets to which we may apply our core technologies and to continue to develop and market our mass spectrometry systems for substance detection and pathogen identification.

    DEVELOP NEW PLATFORMS, ENHANCED PRODUCTS AND NEW APPLICATIONS. We plan to continue our substantial investment in internal research and development. As a result of this investment, in early 2000 we introduced an entirely new technology platform, four next generation mass spectrometers, two new consumable product lines and two bioinformatics software packages. We expect our collaborations with key industrial and academic customers to continue to play a strategic role in our research and development efforts and to assist us in identifying and anticipating opportunities for enhanced products and emerging applications.

    BUILD ALLIANCES AND PURSUE ACQUISITIONS. We plan to continue to co-develop selected products with strategic partners, especially when these alliances expand our product lines and extend our marketing reach. As an example, our collaboration with Agilent resulted, in early 2000, in the introduction of two ion trap instruments designed to be installed on top of a laboratory bench. We also intend to pursue strategic acquisitions to extend our technology base. For example, at the end of 1999, we acquired ProteiGene and Viking to expand our biomarker and substance detection technologies, respectively. Similarly, in 2000, we entered into a strategic alliance with Geneva Proteomics whereby it will purchase 51 of our systems as well as consummables and support over time for use in industrial-scale proteomics research.

    GENERATE RECURRING REVENUE. Our consumables and product service and support provide an opportunity to generate recurring revenue. We seek to develop additional consumables which enhance the ease of use and productivity of our tools. For example, our reagents and assay kits make sample preparation easier for our customers. We seek to increase recurring revenue from post-warranty service to our growing industrial customer base as well as from training and applications support.

    DEVELOP AND EXPAND OUR BIOINFORMATION BUSINESS. We intend to expand our presence in the bioinformation field. We expect to create proprietary databases which our customers can access by paying subscription fees, to collaborate in drug discovery with customers in return for milestone and product royalty payments, and to offer paid-for technology access partnerships to life science companies. We intend to deploy our automated high-throughput mass spectrometry-based discovery tools in an industrial-biology information production operation.

    LEVERAGE OUR INTELLECTUAL PROPERTY. We expect to continue to pursue an intellectual property strategy of obtaining extensive patent protection. We have a substantial patent portfolio, and it is our strategy to build and protect our patent portfolio. We believe that maintaining extensive intellectual property rights allows us to maintain a competitive advantage through protecting access to key technologies. Where appropriate, we may pursue an active licensing program to generate recurring revenue.

OUR PRODUCTS

MASS SPECTROMETRY

    We base our life science solutions on four core mass spectrometry technology platforms which include:

    - matrix-assisted laser desorption ionization, or MALDI, time-of-flight mass spectrometry;

    - electrospray ionization, or ESI, time-of-flight mass spectrometry;

    - Fourier transform mass spectrometry; and

    - ion trap mass spectrometry.

    Time-of-flight mass spectrometers measure mass based on the time it takes for charged molecules to travel from the ionization source to the detection component. With the ability to analyze as many as 30,000 samples per day, these mass spectrometers currently have the highest sample throughput and can analyze the broadest range of masses of any mass spectrometer for use in the fields of genomics and proteomics. Our time-of-flight mass spectrometry solutions make full use of this potential for increased speed by automating various steps of the analysis. Our time-of-flight solutions combine high sensitivity, accuracy and throughput to generate large volumes of accurate raw data for SNP detection and proteomics.

    Our life science tools include both MALDI and ESI time-of-flight instruments.

    MALDI TIME-OF-FLIGHT MASS SPECTROMETERS utilize an ionization process to analyze solid samples using a laser that combines large volume sample throughput with high mass range and significant sensitivity. Our MALDI time-of-flight mass spectrometers are useful for (a) SNP analysis; (b) genotyping; (c) personalized medicine; (d) forensics; (e) proteomics and protein function analysis; (f) drug discovery and development; and (g) fast cell and tissue biomarker detection. We offer four MALDI time-of-flight instruments:

    REFLEX III-TM-. Our top-of-the-line MALDI time-of-flight instrument offers modular flexibility that allows various configurations in the research laboratory and automated sampling combined with high sensitivity, resolution and accuracy.

    BIFLEX III-TM-. The BIFLEX III provides high-end performance with high-throughput for industrial biology and drug discovery applications. Sequenom uses this system in its industrial genomics MassArray system, and MWG-Biotech is integrating it into a medium-throughput SNP detection system.

    OMNIFLEX-TM-. Our first MALDI time-of-flight instrument which can be installed on a laboratory bench can be used in general-purpose mass spectrometry laboratories. We introduced this product in March 2000. The OmniFLEX combines sensitivity, resolution and accuracy, for a wide variety of routine and higher-end applications, with a lower price than our other two products described above. We co-market this product with PerkinElmer.

    AUTOFLEX-TM-. Our first MALDI time-of-flight instrument specifically designed for industrial biology. We introduced this product in August 2000. The autoflex can be used in SNP analysis and proteomics.

    These products utilize our proprietary AnchorChip microarrays which prepare samples for analysis. These microarrays employ patented microfluidics technology that improves sensitivity and reduces analysis time per sample by concentrating the sample in a defined location.

    ESI TIME-OF-FLIGHT MASS SPECTROMETERS utilize an ionization process to analyze liquid samples. This process, which does not destroy the sample, allows for rapid data acquisition and analysis of large biological molecules. ESI time-of-flight mass spectrometers are useful for (a) identification, protein analysis and functional complex analysis in proteomics and protein function;
(b) molecular identification in metabolomics and drug metabolite analysis;
(c) combinatorial chemistry high-throughput screening, or HTS; and (d) fast liquid chromatography mass spectrometry, or LC/MS, in drug discovery and development.

    BIOTOF II-TM-. We introduced our BioTOF II in March 2000. Our system offers higher mass resolution and improved mass accuracy than we believe is currently achievable with other commercial ESI time-of-flight systems.

    FOURIER TRANSFORM MASS SPECTROMETERS utilize high-field superconducting magnets to offer the highest resolution, selectivity and accuracy currently achievable in mass spectrometry. Our systems based on this technology often eliminate the need for time-consuming separation techniques in complex mixture analyses. In addition, our systems can fragment molecular ions to perform exact mass analysis on all fragments to determine molecular structure. Fourier transform mass spectrometers are useful for (a) the study of the structure and function of biomolecules including proteins, DNA and natural products;
(b) complex mixture analysis including combinatorial libraries;
(c) high-throughput proteomics and metabolomics; and (d) high-throughput drug screening.

    APEX III-TM-. Our APEX III product line offers a choice of four magnetic field strengths. An increase in field strength improves resolution, selectivity and accuracy. In the third quarter of fiscal 2000, we introduced a new product in our APEX III line which is our first compact commercial fourier transform mass spectrometer. These products allow a wide range of research capabilities while maintaining simplicity of operation. Our software and automation developments allow us to offer high-throughput, easy-to-use systems.

    ION TRAP MASS SPECTROMETERS measure all ions simultaneously which improves sensitivity relative to older quadrupole mass spectrometers. Ion trap mass spectrometers are useful for (a) sequencing and identification based on structural analysis; (b) quantitative liquid chromatography mass spectrometry;
(c) identification of combinatorial libraries; and (d) generally enhancing the speed and efficiency of the drug discovery and development process.

    ESQUIRE3000-TM-. Our esquire3000 ion trap mass spectrometer combines our patented ion trap technology with ion source and liquid chromatography technology from Agilent. It offers performance benefits over other ion trap systems, including software integration with Agilent separation systems, faster scan rates, higher sensitivity, a wider mass range and a simple Windows NT user interface. We also manufacture a related product, the LC/MSD-trap, which is distributed by Agilent.

CONSUMABLES

    We sell consumables for processing, purifying and preparing samples prior to mass spectrometric analyses. Additionally, our systems for substance detection and pathogen identification use consumables for sample collection. Consumables will provide an increasing recurring revenue stream as our installed systems base grows. Our consumables include:

PRODUCT                  DESCRIPTION
-------                  -----------
AnchorChips              Microarrays that prepare samples and increase the
                         sensitivity of MALDI analysis, improve automation and
                         minimize reagent consumption
GenoPureDS kit           Purifies DNA prior to mass spectrometric analysis
GenoPureOligo kit        Purifies oligonucleotides, or DNA fragments, prior to
                         analysis
Silicon wheels           Sample collection device for substance detection
Quartz tubes             Sample processing device for pathogen identification
Dryers and filters       Air dryers and filters for our ion mobility spectrometers

AUTOMATION AND SEPARATION PRODUCTS, TRAINING AND SERVICES

    We sell a broad array of related products and services with our initial system sales and during a product's lifetime. For substance detection and pathogen identification systems, we have developed training products, including complete system simulator installations. We offer post-warranty service on either a pre-paid or per-call basis and sell repair and replacement parts for our growing installed systems base. Our related products include:

PRODUCT                  DESCRIPTION
-------                  -----------
Reconnaissance           Training system that instructs users how to identify areas
  Simulator              contaminated with toxic substances
MM-1 Trainer             Training product for the operation of our mass spectrometer
HP1100 and 3D-CE         Products that condition samples for mass spectrometric
                         analysis that are produced by Agilent Technologies, Inc. and sold by us
MAP II and II/8          Robots based on technology owned by Gilson Inc. that prepare samples for analysis by our MALDI instruments
AutoXecute               Automation software that allows our time-of-flight systems to analyze samples automatically

BIOINFORMATICS AND SOFTWARE

    We have introduced automated control software to integrate separation devices and robotics into our solutions. In addition, we provide bioinformatics software to generate useable information from large volumes of raw data. Finally, we offer intuitive data acquisition and analysis software on a Windows NT platform to make our systems accessible to non-experts. Our related products include:

PRODUCT                  DESCRIPTION
-------                  -----------
HyStar NT                Liquid chromatography mass spectrometry software to control
                         Agilent and Waters liquid chromatography systems, Gilson
                         robots and the operation of an integrated liquid
                         chromatography/nuclear magnetic resonance/mass spectrometry system
BioTools                 For biomolecule identification and sequencing
Mascot                   Fast, automated web-enabled protein identification from
                         protein databases--purchased from Matrix Science
Genotools                Interpretation software for DNA mass spectra for SNPs or
                         other genetic variation
PolymerTools             Interpretation software for mass spectra for synthetic
                         polymer parameters
QuantAnalysis            Software for quantification of metabolites and substances

SUBSTANCE DETECTION AND PATHOGEN IDENTIFICATION

    We sell a wide range of portable analytical and bioanalytical detection systems and related products. Our customers use these devices for nuclear, biological pathogen and chemical defense applications, anti-terrorism, law enforcement and process and facilities monitoring. Our substance detection and pathogen identification products use many of the same technology platforms as our life sciences products. For example, we developed our esquire products using the same ion trap technology used in our chemical and biological mass spectrometers. We also provide integrated, comprehensive detection suites which include our multiple detection systems, consumables, training and simulators. Our related products include:

PRODUCT                  DESCRIPTION
-------                  -----------
MM-1                     Mobile mass spectrometer for automatic detection of chemical substances
CBMS                     Mobile ion trap mass spectrometers for automated
                         classification of biological pathogens and identification of chemical agents
RAID-16 and RAID-S       Portable and stationary automated ion mobility detectors for chemical agents detection
SPME-RAID                Trace detector for explosives
EM640 Series             Transportable mass spectrometers for emergency response
Viking 573               Portable gas chromatography mass spectrometer for law
                         enforcement
RAPID II                 Long-range infrared detector for chemical substance clouds
SVG-2                    Solid-state radiation detector
NIGAS                    Non-intrusive neutron activation detector for chemical
                         component analysis in closed containers

RESEARCH AND DEVELOPMENT

    PRODUCT AND APPLICATIONS DEVELOPMENT. We commit substantial capital and resources to internal and collaborative research and development in order to provide innovative life science solutions to our customers. In 1998, 1999 and 2000, we spent $13.0 million, $15.1 million and $20.0 million, respectively, for research and development purposes. The following are a few examples of our recent research and development accomplishments:

    - After a four-year development effort, we created a new technology platform for orthogonal time-of-flight mass spectrometry. In January 1998, we introduced our first commercial system using this technology platform, the BioTOF. In March 2000, we offered our second generation product derived from this ESI time-of-flight platform, the BioTOF II;

    - In March 2000, we introduced various next-generation systems based on our existing mass spectrometry technology platforms including the Apex III Series Fourier transform mass spectrometer, the esquire3000 ion trap mass spectrometer, the OmniFLEX MALDI time-of-flight mass spectrometer and the MAP II/8 sample preparation robot. These new systems typically had two-year development and engineering cycles.

    - In the second quarter of 2000, we commercialized our AnchorChip microarrays. These products incorporate our patented microfluidics technology which achieves greater sensitivity in MALDI analyses; and

    - We developed our ion source, known as ZeroAdjust Nanospray-TM-, to solve ease of use and throughput constraints associated with traditional ESI sources at low flow rates. This development increases throughput for proteomic applications.

    - In the second half of 2000, we introduced the autoflex, the first MALDI time-of-flight system designed to analyze over 30,000 samples without operator intervention. The autoflex is the first MALDI time-of-flight system designed for high sample through put including fast, automatic analysis and maximum reliability for millions of sample analysis without service.

    - In the second half of 2000, we introduced our genopure DNA purification system developed in collaboration with the Max-Planck Institute for Molecular Genetics. In addition, we introduced Version 1.0 of our genotools software for MALDI time-of-flight SNP genotyping.

    GRANTS. Historically, we have been the recipient of various government grants. In early 2000, we completed a five-year Advanced Technology Program grant from the National Institute of Standards and Technology for the development of a Mass Tag DNA Diagnostic Mass Spectrometer. We also currently have six ongoing, multi-year research grants from the German Federal Government for the development of new spectrometers and new applications for analysis. We have generally retained at least non-exclusive rights to any items or improvements we develop under these grants. The U.S. government generally retains the right to use technology developed under grants. The German government requires that we use and market technology developed under grants in order to retain our rights to the technology. In 1998, 1999 and 2000, we received research and development grants in the aggregate amounts of $2.1 million, $4.1 million and $1.8 million, respectively. We expect grant revenue to represent a decreasing portion of our revenue.

CUSTOMERS

    We have a broad and diversified global life science customer base that includes over 1,700 customers with our installed products. Our life science system sales accounted for approximately 66% of our net product revenue for the year ended December 31, 2000. Our life science customer base is composed primarily of end-users and includes pharmaceutical, biotechnology, proteomics, agricultural biotechnology, molecular diagnostics and fine chemical companies, as well as commercial laboratories, university laboratories, medical schools and other not-for-profit research institutes and government laboratories. Our customers generally do not have a need to buy numerous systems at one time, and historically we have not depended on any single customer in the sale of our life science systems. In 2000, no single customer accounted for more than 10% of our revenue.

    We sell our substance detection and pathogen identification products and services to defense departments and law enforcement and emergency response professionals. For the year ended December 31, 2000, our substance detection and pathogen identification system sales represented approximately 22% of our net product revenue. Our substance detection and pathogen identification customers are primarily military and government end-users. Our after-market products, including consumables, software and services, accounted for the remaining 12% of our net product revenue for the year ended December 31, 2000.

    During 1998 and 1999, the U.S. Department of Defense Edgewood Chemical Biological Center accounted for 12% and 13%, respectively, of our net revenue, and the South Korean government (through its prime contractor Daewoo Heavy Industries) accounted for 18% and 15%, respectively, of our net revenue. Our production contract with the U.S. Department of Defense Edgewood Chemical Biological Center ended on March 31, 2000, and our contract with Daewoo Heavy Industries will continue until July 2001. Our net revenue attributable to Daewoo accounted for approximately 10% of our net revenue in 2000. No other customer accounted for 10% or more of our net revenue in 2000.

    Financial Information about our geographic areas required by Item 1 of Form 10-K may be found in Footnote 9 to our Financial Statements included in this report. Financial information about our revenues from external customers, measure of profit and total assets required by Item 1 of Form 10-K is included in our Financial Statements included in this report.

STRATEGIC COLLABORATIONS

    We have several key technical collaborations and alliances for the development and distribution of new or existing products. These collaborations include:

    AGILENT TECHNOLOGIES, INC. In 1996, we commenced a collaboration with Agilent Technologies (formerly an operating unit of Hewlett Packard) to develop and distribute ion trap liquid chromatography mass spectrometry instrumentation. We jointly manufacture two different models of ion trap mass spectrometers. One model is branded and distributed by Agilent, and the other model, the esquire3000, is branded and distributed by us. As a part of our agreement with Agilent, we have agreed to assume the complete defense of the existing Finnigan lawsuit and any new lawsuits brought by Finnigan against Agilent with respect to our jointly produced ion trap mass spectrometers. We will also pay any settlement and any final adverse judgment. Under our agreement with Agilent, neither party can conduct joint ion trap development with any other party, and each party has agreed not to develop products that would compete with the products of the other party that are the subject of this agreement.

    PERKINELMER, INC. In March 2000, we began our alliance with PerkinElmer to leverage PerkinElmer's global distribution capability to co-market our OmniFLEX time-of-flight products. Pursuant to this agreement, PerkinElmer distributes OmniFLEX products through its international distribution system and has committed to purchase a minimum number of our products. We believe this alliance will advance expansion into new markets, including pharmaceutical drug development, protein, peptide and oligonucleotide product quality control, synthetic polymer manufacturing, and quality testing in the food and beverage industries. PerkinElmer has agreed not to develop or sell any other benchtop MALDI time-of-flight mass spectrometers for the term of our agreement and for one year thereafter.

    SEQUENOM INSTRUMENTS GMBH. In 1997, we began an alliance with Sequenom Instruments GmbH, a subsidiary of Sequenom Inc., to develop industrial genomics tools for high-throughput SNP analysis. Under this agreement, Sequenom purchases MALDI time-of-flight mass spectrometers from us, and they include these spectrometers in their products. Our BIFLEX III is the basis for a co-labeled system called SpectroScan-TM- which is an important component of the Sequenom MassARRAY system.

    MWG-BIOTECH AG. In 1999, we began our alliance with MWG-Biotech to co-develop an integrated system for SNP analysis, including reagent kits, high-volume sample preparation systems and our BIFLEX III, MALDI time-of-flight system. The National Institute of Standards has selected this system to help establish a standard SNP database laboratory. Each party owns any developments it makes under this collaboration, and neither party participates in the sales proceeds of the other party.

    GENEVA PROTEOMICS, INC. In September 2000, we entered into a strategic alliance with Geneva Proteomics pursuant to which we will collaborate with Geneva Proteomics and share technologies for industrial-scale proteomics. As a part of this alliance, Geneva Proteomics will purchase, over the course of time, 51 of our mass spectrometry systems. Additionally, in November 2000, we made a strategic equity investment, in both cash and stock, in Geneva Proteomics. We financed this equity investment with cash and newly issued shares of our common stock. Each party owns any development it makes as a part of this agreement, and any developments made jointly shall be owned jointly by the parties.

    We have a number of other collaborations, including collaborations with Matrix Sciences and Variagenics for technology enhancements. In early 2000, we expanded our collaboration with Variagenics to combine our technologies into an integrated system used by Variagenics and its pharmaceutical partners to identify genetic variances. We own all developments we make under these collaborations.

SALES AND MARKETING

    MARKETING ACTIVITIES. Our primary marketing theme is "Enabling Life Science Tools Based on Mass Spectrometry." We emphasize our solutions and technology platforms rather than simply the provision of instruments. We pursue an active marketing program through a large number of activities throughout the year. Our key marketing vehicles include trade shows, advertising, our websites, newsletters and related activities.

    DIRECT SALES CHANNELS. During the last three years, we have committed significant resources to upgrade and expand our direct sales force and our distribution channels worldwide. We have direct sales coverage throughout most of the European Union, North America and much of the Pacific Rim.

During the three years ending December 31, 2000, we more than doubled our sales and marketing staff.

    We have well-equipped application and demonstration facilities and qualified application personnel who assist customers and provide product demonstrations in specific application areas. We maintain our primary demonstration facilities in the United States (Massachusetts and California), Germany (Bremen and Leipzig), the United Kingdom (Coventry) and Japan (Tsukuba). Demonstration systems and applications scientists are also available in Australia, France, Italy and Switzerland.

    INDIRECT SALES CHANNELS. We have various international distributors and independent sales representatives, including affiliated companies and various representatives in the countries of South Korea, Portugal and Israel and in the regions of Latin America and Eastern Europe. We have adopted a distribution business model where we engage in strategic distribution alliances with other companies to address certain market segments. Our primary distribution alliances are:

    - We manufacture for Agilent an ion trap mass spectrometer, which they incorporate into their liquid chromatography mass spectrometry systems for distribution into various industrial markets;

    - We sell high-throughput MALDI time-of-flight mass spectrometers through Sequenom into emerging industrial genomics markets for high-throughput SNP analysis;

    - We sell BIFLEX MALDI time-of-flight mass spectrometry systems through MWG-Biotech for DNA/RNA applications, including SNP detection; and

    - In early 2000, we began co-marketing our OmniFLEX MALDI time-of-flight mass spectrometers with PerkinElmer in a variety of industrial market segments.

SALES CYCLE AND BACKLOG

    The typical time between our first customer contact and our receipt of a customer's order for our life science systems is three to six months for most product lines. However, this sales cycle can be in excess of a year when a customer must budget the product into an upcoming fiscal year. Substance detection and pathogen identification products can have multi-year sales cycles for large production contracts.

    We typically ship ordered products within twelve months after receipt of the order. At December 31, 1999 and 2000, we had approximately $30.1 million and $38.0 million, respectively, in orders which had not yet been shipped to and accepted by the customer.

MANUFACTURING

    We manufacture and test the majority of our products in our three principal ISO 9001 registered manufacturing facilities located in the United States and Germany. We have considerable manufacturing flexibility at our various facilities, and each facility can manufacture multiple products at the same time. We maintain in-house key manufacturing know-how, technologies and resources. Our facilities incorporate environmental chambers, CE mark compliance test centers, clean room manufacturing for vacuum components, licensed facilities for handling closed radioactive sources, computer-aided laser cutting and vacuum welding. We maintain multiple suppliers for key components that are not manufactured in-house.

INTELLECTUAL PROPERTY

    Our intellectual property consists of patents, copyrights, trade secrets, know-how and trademarks. Protection of our intellectual property is a strategic priority for our business. We have a substantial patent portfolio, and it is our strategy to build and protect our patents. We believe our owned and licensed patent portfolio provides us with a competitive advantage. This portfolio permits us to maintain access to a number of key technologies. We license our owned patent rights where appropriate. We will enforce our patent rights against infringers if necessary.

    The patent positions of life science tool companies involve complex legal and factual questions. As a result, we cannot predict the enforceability of our patents with certainty. In addition, we are aware of the existence from time to time of patents in certain countries which, if valid, could impair our ability to manufacture and sell our products in these countries.

    We are party to an agreement dated as of August 10, 1998 with Indiana University's Advanced Research and Technology Institute pursuant to which we have been granted an exclusive license to specified patent rights and products including three patents that relate to time-of-flight mass spectrometry. We pay the Institute royalties under this agreement and have agreed to allow the Institute to utilize any improvements that we make to the licensed products for research and educational purposes on a non-exclusive, royalty-free basis. The Institute may terminate the agreement if we default on our obligations or become bankrupt. We may terminate the agreement with six months notice. The license granted by the agreement expires at the later of August 10, 2008 or expiration of the licensed patent rights. Additionally, we have entered into a collaboration agreement with the Institute that extends until 2002 under which the Institute will continue to perform experiments that are useful to us in exchange for a flat fee and a percentage fee of any sales of products developed for us by the Institute.

    We also rely upon trade secrets, know-how, trademarks, copyright protection and licensing to develop and maintain our competitive position. We generally require the execution of confidentiality agreements by our employees, consultants and other scientific advisors. These agreements provide that all confidential information made known during the course of a relationship with us will be held in confidence and used only for our benefit. In addition, these agreements provide that we own all inventions generated during the course of the relationship.

    Our management considers Daltonics and the Bruker Daltonics logo to be our material trademarks, both of which are registered in the United States.

    We are a party to various government contracts. Under some of these government contracts, the government may receive license or similar rights to intellectual property developed under the contract. However, under government contracts we enter we receive no less than non-exclusive rights to any items or technologies we develop.

SCIENTIFIC ADVISORY BOARD

    We have established an international Scientific Advisory Board to advise us on strategic research and development and strategic marketing issues. The members of the Board include:

    - Jean Futrell, Ph.D., Director of the Department of Energy's Environmental Molecular Sciences Laboratory in Richmond, Washington; former Chairman of Chemistry and Biochemistry at the University of Delaware;

    - Steven A. Hofstadtler, Ph.D., Director of Drug Discovery Technology, ISIS Pharmaceuticals, Inc., Carlsbad, California;

    - Joachim R. Wesener, Ph.D., Head of Mass Spectrometry at Bayer Central Research, Leverkusen, Germany; Board Member of German Society for Mass Spectrometry;

    - Professor Helmut Meyer, University of Bochum, Germany; President of Protagen AG, Bochum, Germany;

    - Professor Peter Derrick, University of Warwick, United Kingdom; Director of University of Warwick's Institute for Mass Spectrometry; Professor and Chairman of the Department of Chemistry; and

    - Gunther Heinrich, Ph.D., CEO and President of EPIDAUROS AG, Bernried, Germany.

    We provide members of our Scientific Advisory Board a fee of $6,000 per year and options at fair market value for 1,500 shares of our common stock. These options vest in equal annual increments over the course of their three-year tenure. We also reimburse Scientific Advisory Board members for expenses reasonably incurred related to the services they provide us.

COMPETITION

    Our markets are highly competitive, and we expect the competition to increase. Currently, we compete with a variety of companies that offer mass spectrometry-based systems along each of our product lines. Our competitors in the life sciences include Applied Biosystems, Amersham Pharmacia Biotech, Inc., Waters Corporation, ThermoElectron Corporation (which includes Finnigan) and Hitachi, Ltd. Our substance detection and pathogen identification markets are highly fragmented, and we compete with a number of companies in this area. Each of these competitors produces products based on several of the technology platforms that we utilize; however, none of them produces products utilizing all of our major technology platforms. Some of them have a greater market share than we have in particular technology platform areas. We also compete with other companies that provide analytical tools based on other technologies. These technologies may prove to be more successful in meeting demands in the markets that our products serve. In addition, other companies may choose to enter our field in the future. We believe that the principal competitive factors in our markets are technological applications expertise, product functionality, marketing expertise, distribution capability, proprietary patent portfolios, cost and cost effectiveness.

    Our existing products and any products that we develop may compete in multiple, highly competitive markets. Many of our potential competitors in these markets have substantially greater financial, technical and marketing resources than we do. They may offer or succeed in developing products that would render our products or those of our strategic partners obsolete or noncompetitive. In addition, many of these competitors have significantly greater experience in the life sciences market. Our ability to compete successfully will depend on our ability to develop proprietary products that reach the market in a timely manner and are technologically superior to and/or are less expensive, or more cost effective, than other currently marketed products. Current competitors or other companies may possess or develop technologies and products that are more effective than ours. Our technologies and products may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors.

EMPLOYEES

    As of March 23, 2001, we employed over 500 full-time employees, with approximately 90 employees in the United States and more than 400 employees located primarily in Europe. Over 100 of these employees hold doctorates in biology, chemistry or physics.

GOVERNMENT REGULATION

    We possess low-level radiation licenses for our facilities in Billerica, Massachusetts and Leipzig, Germany. Some of our products, particularly in the detection area, are subject to enhanced levels of export controls from the United States and Germany. Apart from these two areas, we are not subject to direct governmental regulation other than the laws and regulations generally applicable to businesses in the jurisdictions in which we operate.

ITEM 2. PROPERTIES

    Our three principal facilities located in Billerica, Massachusetts; Bremen, Germany; and Leipzig, Germany incorporate manufacturing, research and development, application and demonstration, marketing and sales and administration functions.

    - We lease a 25,000 square foot facility in Billerica, Massachusetts from a related entity. The initial term of this lease expired October 31, 1999, and it now renews annually for one year periods. The lease can be terminated by either party on 90 days written notice.

    - On December 1, 2000, we purchased a 202,888 square foot parcel of property in Billerica, Massachusetts adjacent to our existing leased property for a purchase price of $742,000 from a related party.

    - We own a 50,000 square foot facility in Bremen, Germany.

    - We own a 50,000 square foot facility in Leipzig, Germany.

    We lease additional centers for sales, applications and service support in Fremont, California; Coventry, United Kingdom (Bruker Daltonics Ltd.); Wissembourg, France (Bruker Daltonique S.A.); Stockholm, Sweden (Bruker Daltonics Scandinavia A.B.); Faellanden, Switzerland (Bruker Daltonics AG); Tsukuba, Japan (Nihon Bruker Daltonics K.K.); Beijing, People's Republic of China, Taipei, Taiwan; Ontario, Canada (Bruker Canada, Ltd.); Milan, Italy (Bruker Italiana SRL); Bangkok, Thailand (Bruker South East Asia) and Alexandria, Australia (Bruker Australia Party Ltd.).

ITEM 3. LEGAL PROCEEDINGS

    FINNIGAN LITIGATION

    Since December 31, 1996, we have been involved in patent litigation with a competitor, Finnigan, a subsidiary of Thermo Electron Corporation.

    INTERNATIONAL TRADE COMMISSION INVESTIGATION AND APPEAL. In January 1997, Finnigan filed a complaint with the United States International Trade Commission alleging that our esquire mass spectrometer products which are based on our ion trap technology and a related product sold by our strategic partner, Agilent (formerly a division of Hewlett Packard), infringe Finnigan's U.S. Patent
No. 4,540,884, or the '884 patent, and U.S. Patent Reissue No. 34,000, or the '000 patent. In February 1998, an administrative law judge initially found that some claims of the '884 patent were not infringed, some claims of the '884 patent were invalid, and that the '000 patent was invalid. In April 1998, the Commission issued a final determination confirming, in most respects, the initial determination. Finnigan appealed the determination for the '884 patent only to the Court of Appeals for the Federal Circuit. In June 1999, this appeals court reversed the finding of invalidity of some claims of the '884 patent, but affirmed that our products did not infringe the '884 patent. The impact of this decision was to leave in effect the order of the Commission denying Finnigan the relief it sought.

    PATENT INFRINGEMENT ACTION BY FINNIGAN IN UNITED STATES DISTRICT COURT. In December 1996, Finnigan brought suit in the United States District Court for the District of Massachusetts alleging that our esquire series of mass spectrometer products and a related product marketed by Agilent infringe the '000 and the '884 patents. At present, Finnigan is only asserting two claims of the '000 patent and one claim of the '884 patent. The '000 patent expires in April 2005, and the '884 patent expires in September 2002. We have filed two motions for summary judgment. One motion seeks a ruling that the claim of the '884 patent is not infringed. The other seeks a ruling that the '000 patent is invalid. Finnigan has opposed these motions for summary judgment and cross-moved for summary judgment that the claim of the '884 patent covers the method of operation of our esquire mass spectrometers and the related Agilent product. A hearing on our summary judgment motion concerning the '884 patent was held on November 9, 2000, but the Court has not ruled on this motion as of March 14, 2001. No hearing on the motion concerning the '000 patent has been scheduled as of March 14, 2001.

    OUR ANTITRUST ACTION AGAINST FINNIGAN AND OTHERS IN UNITED STATES DISTRICT COURT. In May 1997, we filed a complaint in the United States District Court for the District of Massachusetts alleging antitrust violations against Finnigan, ThermoQuest and Thermo Instruments, another subsidiary of ThermoElectron, based on Finnigan's actions in connection with several of its patents. In January 2000, Finnigan filed a motion to dismiss. In November 2000, the District Court denied Finnigan's motion to dismiss with respect to all counts of our complaint except one which the District Court dismissed. Finnigan subsequently filed a motion for reconsideration which was denied by the court in December 2000. In January 2001, Finnigan filed a motion to stay all discovery in this matter pending the outcome of their infringement suit against us in the United States District Court for the District of Massachusetts. In
February 2001, the motion was denied, and the District Court allowed written discovery to commence immediately. Depositions may be scheduled after the rulings on the summary judgement motions pending in the patent infringement action.

    PATENT INFRINGEMENT ACTION BY FINNIGAN IN THE DISTRICT COURT IN DUSSELDORF, GERMANY. In March 1999, Finnigan brought suit in a District Court in Dusseldorf, Germany alleging that our esquire series of mass spectrometer products and the related Agilent product infringe three Finnigan European patents. The court retained the claims alleging infringement in Germany but, on jurisdictional grounds, transferred the claims alleging infringement in the United Kingdom, France, Sweden and Switzerland to the District Court in Hamburg. In March 2000, the court issued rulings that distribution and delivery of our esquire series of products and of the related Agilent product for use in Germany infringe two Finnigan patents, and we were enjoined from offering or delivering our ion trap devices to customers domiciled in Germany. The court ordered us and Agilent to pay damages in an amount to be determined and stayed its consideration of the third patent pending the court's opportunity to hear witness testimony with respect to our claim regarding this patent. The hearing on this third patent and witness testimony is scheduled for November 2001 in Dusseldorf. On December 22, 2000, Finnigan filed a request for damages from lost sales in the amount of DM 6,374,366 with the District Court; however, we estimate that the damages for our past sales of ion trap products in Germany to be determined by the Dusseldorf court will be approximately $240,000, and that the attorneys' fees and costs that we may be required to pay will be approximately $105,000. The damages and costs that the Dusseldorf Court actually assesses may be more or less than the amounts estimated here. We have filed an appeal of the decision of the Dusseldorf court at the Higher District Court in Duesseldorf (Oberlandesgericht) for which a hearing is scheduled preliminarily for August 2001. In late October 2000, the Dusseldorf court found that our subsidiary had delivered three instruments in summer 2000 in violation of its order and imposed a fine of DM 130,000 on us. We have appealed this decision as we believe that no instruments were delivered in violation of the order. In connection with our nullity action in the German Patent Court in Munich which is described below, the German Patent Court in Munich limited the scope of one of Finnigan's patents which the Dusseldorf court found we had infringed; and, therefore, we believe that this patent is no longer the subject of this action.

    PATENT INFRINGEMENT ACTION BY FINNIGAN IN THE DISTRICT COURT IN HAMBURG, GERMANY. As noted above, the Dusseldorf Court transferred to the District Court in Hamburg the claims alleging infringement in the United Kingdom, France, Sweden and Switzerland. In these proceedings the substantive patent law of each country will apply to the determination of the claims and defenses relating to infringement in each country, respectively. A hearing was held on September 13, 2000 regarding the identity of the plaintiff and its basis for claims. The decision from this hearing, issued in December 2000, confirmed Finnigan-Delaware as the plaintiff. We do not expect a ruling on the infringement case in 2001.

    PATENT INFRINGEMENT ACTION BY THERMOFINNIGAN IN THE DISTRICT COURT IN PARIS, FRANCE. On December 22, 2000, ThermoFinnigan Corporation sued Bruker Daltonique, Bruker SA, France and Bruker Daltonics, as well as Agilent Technologies Holding SA and Agilent Technologies SA, France, alleging that our esquire mass spectrometers and the corresponding Agilent products infringe the French portions of ThermoFinnigan's European Patents 0 113 207 and 0 202 943. As of March 14,

2001, ThermoFinnigan had not yet filed the necessary documents to support their law suit. If they make these filings, then we will be required to file a response which will primarily address formal questions. A first instance decision on this matter is not expected during 2001.

    OUR NULLITY ACTIONS AGAINST THE FINNIGAN PATENTS IN GERMANY. In July 1999, we filed nullity actions in the German Patent Court in Munich regarding the same three Finnigan patents involved in the Dusseldorf actions. In these nullity actions the Munich Court is being asked to determine the validity of the three Finnigan patents as they apply in Germany. The Munich Court will not determine the validity of the patents as the patents apply in France, the United Kingdom, Switzerland or Sweden. Hearings in the Munich nullity actions occurred in July 2000. The court limited the scope of one of the patents and deferred a ruling on the other two patents pending a further hearing. If we prevail in the nullity actions finally and absolutely, the rulings of the Dusseldorf Court will be withdrawn. A hearing on both remaining patents with witness testimony on prior public use is scheduled for May 2001.

    OUR PATENT INFRINGEMENT ACTION AGAINST FINNIGAN (THERMOQUEST) IN THE DISTRICT COURT IN DUSSELDORF, GERMANY. In late 1999, we filed a complaint in the Federal Court in Dusseldorf alleging that Finnigan's ion trap products infringe two of our European patents, EP 0 321 819 and EP 0 236 990. In a final hearing on May 9, 2000, the European Patent Office limited the scope of our European Patent EP 0 321 819. Therefore, we have withdrawn our complaint with respect to this patent. The court rendered a decision in our favor on March 22, 2001; however, because the written decision will not be released for several weeks, we are unable to assess the impact of this decision on our situation.

    NULLITY ACTIONS AGAINST OUR PATENTS IN MUNICH, GERMANY. Finnigan has filed a nullity action in the German Patent Court in Munich against one of our patents. In a ruling issued in January 2001, the German Patent Court in Munich upheld the validity of our patent but slightly narrowed its scope. This decision has been appealed by Finnigan and by us at the German Federal Court (Bundesgerichtshof) in Karlsruhe, Germany. We maintain our Dusseldorf complaint against Finnigan with respect to this patent.

    OUR DECLARATORY JUDGEMENT SUIT AGAINST THE FINNIGAN PATENTS IN ITALY. In August 2000, Bruker Daltonik GmbH filed a declaratory judgement suit in Milan Italy requesting that the Italian Court declare that Finnigan's European Patent 0113207 is invalid throughout Europe and is not infringed by our products.

    While we believe that our ion trap mass spectrometry products, including our Esquire series and the product sold by Agilent, should ultimately be held not to infringe any claim of any valid Finnigan patent, we cannot predict the outcome of the Finnigan litigation. As of December 31, 2000 and 1999, the Company accrued $4.1 million and $5.8 million, respectively, for future estimated legal defense fees and anticipated assessments associated with this litigation. In 1998, 1999 and 2000, our sales of ion trap mass spectrometry products in Germany totaled $810,767, $2.0 million and $2.4 million, respectively. In 1998, 1999 and 2000, our sales of these products in other European countries totaled
$1.8 million, $2.6 million and $6.3 million, respectively. In 1998, 1999 and 2000, our sales of ion trap mass spectrometry products in the U.S. totaled
$2.1 million, $3.6 million and $3.9 million, respectively. In 1998, 1999 and 2000, total worldwide sales of our ion trap mass spectrometry products totaled $5.0 million, $8.2 million and $12.6 million, respectively. Also, under our agreement with Agilent, we may be required to indemnify Agilent from any damages and expenses resulting from the Finnigan litigation. See "Risk Factors--Our success depends on our ability to operate without infringing or misappropriating the proprietary rights of others; and we are currently involved in several legal actions concerning technology for ion trap spectrometry with a competitor and various affiliates of the competitor, and a German court has decided that we have infringed two European patents of the competitor."

INTERFERENCE PROCEEDINGS.

    We are involved in interference proceedings in the United States Patent and Trademark Office regarding our MALDI time-of-flight mass spectrometry patents/applications and patents/applications owned by Applied Biosystems. An interference is a proceeding to determine priority among two or more applications or between a patent and an application that claim the same or similar inventions and were filed within one year of each other. The interference proceedings are ongoing and have a number of potential outcomes. Should the United States Patent and Trademark Office award priority to either of the parties, that party could then file a patent infringement action in a district court.

GENERAL

    We may, from time to time, be involved in other legal proceedings in the ordinary course of business. We are not currently involved in any other pending legal proceedings that, either individually or taken as a whole, could materially harm our business, prospects, results of operations or financial condition. With the exception of the litigation described above, in the last two fiscal years, neither we nor our subsidiaries have been involved in any lawsuits or arbitrations that could have or have had a material adverse effect on our financial position, operating results and cash flows. No such arbitrations or lawsuits have been threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 2000.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

    Information required by Item 10 of Form 10-K with respect to our executive officers is set forth below. Our executive officers are elected by the Board of Directors on an annual basis and serve until their successors have been duly elected and qualified. There are no family relationships among any of our executive officers or directors.

Our executive officers of as of March 23, 2001 are:

NAME                                       AGE                            POSITION
----                                     --------                         --------
Frank H. Laukien, Ph.D. (1)............     41      Chairman, President and Chief Executive Officer
John J. Hulburt, C.P.A.................     34      Corporate Controller and Treasurer
Dieter Koch, Ph.D. (1).................     60      Managing Director of Bruker Daltonik GmbH*; Managing
                                                    Director of Bruker Saxonia Analytik GmbH* and
                                                    Director of Bruker Daltonics Inc.
Jochen Franzen, Ph.D...................     70      Managing Director, Bruker Daltonik GmbH*
Hans-Jakob Baum........................     48      Vice General Manager of Bruker Daltonik GmbH*;
                                                    Managing Director of Bruker Saxonia Analytik GmbH*
John Wronka, Ph.D......................     45      Vice President
Gary Kruppa, Ph.D......................     39      Vice President

------------------------

(1) Member of our Board of Directors.

* Bruker Daltonik GmbH is a subsidiary of Bruker Daltonics Inc. and Bruker Saxonia Analytik GmbH is a subsidiary of Bruker Daltonik GmbH.

    FRANK H. LAUKIEN, PH.D. Dr. Laukien has been the Chairman, President and Chief Executive Officer of Bruker Daltonics since the inception of our predecessor company in February 1991. He has been a Managing Director of Bruker Daltonik GmbH, a wholly-owned subsidiary of Bruker Daltonics, since August 1997. He has also served as Chairman of Bruker AXS Inc., an affiliate of Bruker Daltonics, since October 1997 and as President of Bruker Instruments, Inc., an affiliate of Bruker Daltonics, since June 1997. He is a Professor of Mass Spectrometry at the University of Amsterdam. Dr. Laukien holds a B.S. degree from the Massachusetts Institute of Technology, as well as a M.A. and a Ph.D. in chemical physics from Harvard University.

    JOHN J. HULBURT, C.P.A. Mr. Hulburt has been our Corporate Controller since April 2000 and our Treasurer since June 2000. From December 1996 until
April 2000, he was a manager at Ernst & Young LLP. Prior to that time, Mr. Hulburt was a senior accountant at Arthur Andersen LLP. Mr. Hulburt is a Certified Public Accountant. He holds a B.S. in accounting from Merrimack College.

    DIETER KOCH, PH.D. Dr. Koch has been a Director of Bruker Daltonics since August 1997. He is a Managing Director of Bruker Daltonik GmbH, now a wholly-owned subsidiary of Bruker Daltonics, since June 1980. Dr. Koch has also been the Managing Director of Bruker Saxonia Analytik GmbH, now a subsidiary of Bruker Daltonik GmbH, since founding it in 1990. He is responsible for our substance detection and pathogen identification product lines. He holds M.S. and Ph.D. degrees in chemistry from the University of Cologne.

    JOCHEN FRANZEN, PH.D. Dr. Franzen is a Managing Director of Bruker Daltonik GmbH and has held this position since June 1980. He is responsible for intellectual property and research activities at Bruker Daltonik GmbH. Prior to 1980 he served as Managing Director of Franzen Analysentechnik GmbH, a mass spectrometry manufacturing company. Dr. Franzen served as President of the German Society for Mass Spectrometry during 1997 and 1998. He holds an M.S. degree from the University of Mainz and a Ph.D. in physics from the Max-Planck Institute.

    HANS-JAKOB BAUM. Mr. Baum has been a Vice General Manager of Bruker Daltonik GmbH since August 1999. He is responsible for sales and product applications. Mr. Baum joined Bruker Daltonik GmbH in June 1988 as a Product Manager. From January 1991 until August 1997, he was Sales Director of Bruker Daltonik. Before joining us, Mr. Baum was a Chemical Defense Officer in the German Army.

    JOHN WRONKA, PH.D. Dr. Wronka has been our Vice President since June 1996. He is responsible for the general management of operations in the U.S.
Dr. Wronka joined Bruker Instruments, an affiliate of Bruker Daltonics, in
May 1989 as Mass Spectrometry Product Manager. He joined Bruker Daltonics as the Mass Spectrometry Division Manager in July 1995 and served as a Division Manager until June 1996. Prior to joining Bruker Instruments, Dr. Wronka was a Professor and Instrumentation Manager for Northeastern University. He holds a B.S. from St. Joseph's College and a Ph.D. in chemistry from the University of Delaware.

    GARY KRUPPA, PH.D. Dr. Kruppa has served as our Vice President of the Fourier Transform Mass Spectrometry Division since October 1998. He joined Bruker Instruments, an affiliate of Bruker Daltonics, in November 1990 as an applications scientist. He joined Bruker Daltonics in December 1994, and from December 1994 until September 1998, he was a Product Manager. Before joining Bruker Instruments, he was a research scientist at Ciba-Geigy, now Novartis, a pharmaceutical and drug discovery company. Dr. Kruppa holds a B.S. degree from the University of Delaware and a Ph.D. in chemical physics from the California Institute of Technology.

                                    PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS

    Our common stock has been quoted on the Nasdaq National Market since
August 4, 2000. Prior to that time, there was no public market for the common stock. The following table sets forth, for the period indicated, the high and low sale prices for the common stock as reported on the Nasdaq National Market.

                                                                HIGH       LOW
                                                              --------   --------
Third Quarter 2000 (from August 4, 2000)....................  $51.375    $19.188
Fourth Quarter 2000.........................................  $47.313    $15.063
First Quarter 2001 (through March 23, 2001).................  $27.250    $ 8.313

    On March 23, 2001, the last sale price of the common stock on the Nasdaq National Market was $11.063. As of March 23, 2001, we had approximately 713 holders of security positions.

    We have never declared or paid cash dividends on our capital stock. We currently anticipate that we will retain all available funds for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

    On November 22, 2000, we issued 79,218 shares of our common stock, par value $.01 per share, to Geneva Proteomics, Inc. in exchange for shares of Geneva Proteomics, Inc. valued at a total of approximately $2.2 million. The shares of our common stock were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by
Section 4(2) of this act.

ITEM 6. SELECTED FINANCIAL DATA

    The consolidated/combined statements of operations data for each of the years ended December 31, 1998, 1999 and 2000 and the consolidated balance sheet data as of December 31, 1999 and 2000 have been derived from our audited financial statements included elsewhere in this report. The consolidated and combined statement of operations data for the year ended December 31, 1997 and the consolidated and combined balance sheet data as at December 31, 1997 and 1998 have been derived from our audited financial statements not included in this report. The combined statements of operations data for the year ended December 31, 1996 and the combined balance sheet data as of December 31, 1996 have been derived from unaudited financial statements not included in this report. The financial statements for 1996 through 1998 are presented on a combined basis due to the common ownership of the Company and its affiliated company in Germany, which was formally acquired in December 1998. Historical results are not necessarily indicative of future results. The data presented below have been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States and should be read with the consolidated and combined financial statements, including the notes, and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                                     YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------------------
                                                         1996       1997       1998       1999       2000
                                                       --------   --------   --------   --------   --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED/COMBINED STATEMENTS OF OPERATIONS DATA:
Product revenue......................................  $ 43,942   $49,247    $40,157    $60,620    $ 74,772
Other revenue........................................     2,130     1,878      2,050      4,070       1,830
                                                       --------   -------    -------    -------    --------
    Net revenue......................................    46,072    51,125     42,207     64,690      76,602
Total costs and operating expenses...................    38,882    48,527     42,368     62,050      75,868
Operating income (loss) from continuing operations...     7,190     2,598       (161)     2,640         734
Income (loss) from continuing operations.............     3,895       355       (888)       876       2,066
Income (loss) per share from continuing operations...     $0.08     $0.01     $(0.02)     $0.02       $0.04

                                                                        AS OF DECEMBER 31,
                                                       ----------------------------------------------------
                                                         1996       1997       1998       1999       2000
                                                       --------   --------   --------   --------   --------
CONSOLIDATED/COMBINED BALANCE SHEET DATA:
Cash, cash equivalents and short-term investments....  $  3,766   $ 2,021    $ 1,135    $ 2,443    $ 94,629
Working capital (deficit)............................   (14,759)   (8,845)     6,338     12,080     111,054
Total assets.........................................    62,105    52,249     63,841     67,309     184,554
Total debt...........................................    19,033     8,496     17,924     15,340      12,037
Total stockholders' equity...........................     9,996     9,870     10,340     10,058     124,172

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS TOGETHER WITH "SELECTED FINANCIAL DATA" AND OUR FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE IN THIS REPORT. THIS DISCUSSION AND ANALYSIS CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS, UNCERTAINTIES AND ASSUMPTIONS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF MANY FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH UNDER "FACTORS AFFECTING OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION" AND ELSEWHERE IN THIS REPORT.

OVERVIEW

    We are a leading developer and provider of innovative life science tools based on mass spectrometry. We are also a worldwide leader in supplying mass spectrometry-based systems for substance detection and pathogen identification in security and defense applications. We maintain technical centers in Europe, North America and Japan, as well as customer support facilities in many industrialized and developing countries. We allocate substantial capital and resources to research and development and are party to various collaborations and strategic alliances. Our diverse customer base includes pharmaceutical companies, biotechnology companies, proteomic companies, academic institutions and government agencies.

    Effective December 21, 1998, Bruker Daltonics Inc. acquired all of the shares of Bruker Daltonik GmbH for $5.4 million. The transaction represented an exchange between entities under common control and, accordingly, the assets acquired and liabilities assumed have been accounted for at historical cost in a manner similar to that of pooling-of-interests accounting. In addition, all periods presented have been restated to reflect the businesses on a combined basis.

ACQUISITIONS

    In December 1999, we acquired a 49% interest in ProteiGene, Inc., a Delaware corporation, from a related party. ProteiGene is a biomarker research and development company specializing in the application of mass spectrometry and bioinformatics for medical and microbiology cell and tissue analysis. The acquisition cost was $50,000 in cash, the estimated fair market value, and was accounted for as a purchase. In March 2000, we acquired the remaining 51% interest in ProteiGene for $26,000 from an unrelated party.

    In June 1999, we purchased the assets of Viking Instruments Corporation, a developer and manufacturer of transportable gas chromatrograph mass spectrometers. These instruments are used for laboratory and field analysis of soil, air and water for the identification and quantification of a wide variety of organic compounds and pollutants. The acquisition cost was $150,000, and the results of operations are included in the accompanying consolidated financial statements from the date of acquisition. In connection with the acquisition, $100,000 was expensed as purchased in-process research and development, $25,000 was allocated to core technology and classified as an intangible, $20,000 was allocated to inventory and $5,000 was allocated to fixed assets. The amortization period is five years for the intangibles and three to five years for the fixed assets.

    The $100,000 in-process research and development was attributed to the Viking 573, a transportable gas chromatrograph mass spectrometer, and supported by a discounted probable cash flow analysis on a project-by-project basis modified to reflect the stage of completion of the in-process research and development expenditures. As of June 22, 1999, the feasibility of the acquired technology had not been established, and the acquired technology had no future alternative uses.

    In connection with the Viking 573 project, we invested an additional $313,000 out of operational cash flows through December 31, 1999. We shipped our first unit in December 1999 which was accepted by the customer in January 2000.

DISCONTINUED OPERATIONS

    In 1999, we decided to dispose of our analytical infrared sales group. In March 2000, we completed the divestiture to a related party, Bruker Optik GmbH, without a gain or loss. Our former analytical infrared sales group sold and serviced instruments, not manufactured by us, in Germany only. The infrared sales group generated revenues of $2.7 million in fiscal 1999. Amounts previously reported have been reclassified as discontinued operations and are not included in this discussion.

SIGNIFICANT ACCOUNTING POLICIES

    CUSTOMER DEPOSITS. Under the terms and conditions of contracts with many of our customers, we require a portion of the purchase price in the form of an advance deposit. We record these deposit amounts as a liability until the associated revenue is recognized at the time of acceptance of the system.

    REVENUE RECOGNITION. We recognize revenue from system sales, including hardware with embedded software, when a product is accepted by the customer, except when sold through an independent distributor, a strategic distribution partner or an unconsolidated Bruker affiliated distributor which assumes responsibility for installation, in which case the system sale is recognized when the products are shipped to the distributor and title has transferred to the distributor. Our distributors do not have price protection rights or rights to return; however our products are warranted to be free from defect for a period of, typically, one year. Revenue from accessories and parts is recognized upon shipment, and revenue from services when performed.

    COST OF PRODUCT REVENUE. Cost of product revenue includes all direct materials, direct labor, benefits and indirect costs related to generating revenue. These indirect costs include indirect labor, materials and supplies, equipment rental and depreciation of production equipment, test equipment and facilities as related to production space revenue.

    SALES AND MARKETING. Sales and marketing expenses include salaries, sales commissions, benefits, travel, occupancy costs and related expenses for our direct sales force, sales support and marketing functions. We have expanded our sales and marketing organization substantially since 1997, adding subsidiaries and sales representatives in China, France, Japan, Scandinavia, Switzerland, the United Kingdom, Canada, Italy and Taiwan. Sales and marketing expenses also include costs associated with supporting our distribution channel partners for our time-of-flight and ion trap mass spectrometry products. We expect that sales and marketing expenses will continue to increase in the future as we further expand our global distribution capabilities and introduce new products.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses include salaries, benefits and expenses for our executive, finance, legal, human resources and internal systems support personnel. In addition, general and administrative expenses include occupancy costs, fees for professional services and depreciation of office equipment. We expect general and administrative expenses to increase as we continue to expand our administrative infrastructure to support the anticipated growth of our business, including the costs associated with being a public company.

    RESEARCH AND DEVELOPMENT. Research and development expenses include costs for the development of new technologies and products. These expenses include materials, salaries, benefits, occupancy costs and related expenses for development personnel. We expense research and development costs as incurred. We expect to increase spending on research and development in order to develop new products and applications.

    PATENT LITIGATION COSTS. Patent litigation costs include actual and estimated legal fees and anticipated assessments associated with litigation in connection with our intellectual property, particularly the Finnigan litigation. These costs may increase depending upon the outcome of the current legal proceedings.

RESULTS OF OPERATIONS

    The following table sets forth certain items included in our results of operations for the three years ended December 31, 1998, 1999 and 2000, expressed as a percentage of our net revenue for these periods.

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1998        1999        2000
                                                              --------    --------    --------
Revenue:
  Product revenue...........................................    95.1%       93.7%       97.6%
  Other revenue.............................................     4.9         6.3         2.4
                                                               -----       -----       -----
      Net revenue...........................................   100.0       100.0       100.0
Costs and operating expenses:
  Cost of product revenue...................................    46.6        48.9        46.4
  Provision for loss on contract............................      --          --         1.4
  Sales and marketing.......................................    17.6        17.5        18.0
  General and administrative................................     5.3         5.3         6.6
  Research and development..................................    30.9        23.4        26.2
  Patent litigation costs...................................     0.0         0.8         0.4
                                                               -----       -----       -----
      Total costs and operating expenses....................   100.4        95.9        99.0
                                                               -----       -----       -----
Operating income (loss) from continuing operations..........    (0.4)        4.1         1.0
Other income (expense)......................................     0.4         0.2        (0.3)
Interest income (expense), net..............................    (2.1)       (1.4)        2.3
                                                               -----       -----       -----
Income (loss) from continuing operations, before income
  taxes.....................................................    (2.1)        2.9         3.0
Provision for income taxes..................................     0.0         1.5         0.3
                                                               -----       -----       -----
Income (loss) from continuing operations....................    (2.1)        1.4         2.7
Income from discontinued operations, net of income taxes....     0.9         0.5         0.2
                                                               -----       -----       -----
Net income (loss)...........................................    (1.2)%       1.9%        2.9%
                                                               =====       =====       =====

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

    Product Revenue. Total product revenue increased $14.2 million, or 23.3%, to $74.8 million in 2000 compared to $60.6 million in 1999. Our top-line product revenue growth rate for the year was approximately 39% before unfavorable currency effects due to the particular weakness of the European currencies throughout the year. Life science product revenue and substance detection and pathogen identification product revenue as a percentage of product revenue was approximately 66% and 22%, respectively, in 2000 compared to 54% and 46%, respectively, in 1999. The increase in product revenue in 2000 was fueled by a continuing strong demand for our life science products in all various product lines by new and existing customers.

    Other Revenue. Other revenue decreased $2.2 million, or 55.1%, to $1.8 million in 2000 compared to $4.1 million in 1999. This decrease was due to the completion of certain projects for early-stage research and development which were funded by grants from the German government and the Advanced Technology Program of the National Institute of Standards and Technologies in the United States. While we historically have obtained significant funding under grant awards for early-stage research and development activity, we anticipate this funding will be significantly reduced in the future.

    Cost of Product Revenue (including provision for loss on contract). Cost of product revenue increased $4.0 million, or 12.6%, to $35.6 million in 2000 compared to $31.6 million in 1999. The cost of product revenue as a percentage of product revenue was 47.6% in 2000 compared to 52.2% in 1999.

This decrease is due to a combination of greater revenues from new life science products which have a lower cost, increased efficiencies in the manufacturing operations and lower material costs driven by an increase in volume discounts. During fourth quarter 2000, we took a $1.1 million special charge against an unprofitable contract within our substance detection and pathogen identification business. We made considerable design changes to the systems to be delivered under this contract which increased the cost. The contract is expected to be completed near the end of 2001.

    Sales and Marketing. Sales and marketing expenses increased $2.5, or 21.7%, to $13.8 million in 2000 compared to $11.3 million in 1999. The dollar increase was due to higher sales commissions earned by our direct sales force as a result of an increase in the number of units sold and the addition of new distribution subsidiaries not in operation during 1999. Sales and marketing expenses as a percentage of product revenues were 18.5% in 2000 and 18.7% in 1999.

    General and Administrative. General and administrative expenses increased $1.6 million, or 48.3%, to $5.1 million in 2000 compared to $3.4 million in 1999. As a percentage of product revenues, general and administrative expenses were 6.8% in 2000 and 5.6% in 1999. The increase relates to certain non-cash charges to compensation expense related to our stock option grants as well as other various costs related to being a public company.

    Research and Development.  Research and development expenses increased
$4.9 million, or 32.3%, to $20.0 million in 2000 compared to $15.1 million in 1999. As a percentage of product revenues, research and development expenses increased to 26.8% in 2000 from 25.0% in 1999. The dollar increase in 2000 was due to increased staffing and the related personnel costs as well as late stage testing costs incurred for our new products scheduled for introduction in early 2001. We are investing heavily in proteomics and life-science systems integration in general and expect to introduce several new products in early March 2001, as well as in the second half of the year.

    Patent Litigation Costs. Patent litigation costs were $303,000 in 2000. This increase reflects a revised estimate of our legal costs associated with our intellectual property litigation and reflects estimated assessments related to the ongoing litigation.

    Interest and Other Income (Expenses), Net. Interest and other income, net was $1.6 million in 2000 compared to an interest and other expense, net of $(777,000) in 1999. The difference is due to interest income earned on the additional funding raised in our equity offering during third quarter 2000 and the payoff of our outstanding short-term lines of credit both in the United States and Germany.

    Income From Discontinued Operations, Net of Income Taxes. Income from discontinued operations net of income taxes decreased $189,000, or 50.8%, to $184,000 in 2000 compared to $373,000 in 1999. Income from discontinued operations is related to the disposal of our infrared sales group in early 2000.

    Provision for Income Taxes. Provision for income taxes was $254,000 in 2000 compared to $987,000 in 1999. The effective tax rate in 2000 was 10.9% which reflected a blended tax rate from the various countries in which we operate, a reduction in the valuation allowance in the United States as a result of future anticipated earnings, and a benefit on the revaluation of net deferred tax liabilities as a result of a reduction in enacted tax rates in Germany. The effective tax rate in 1999 was 52.9% which reflected a blended tax rate from the various countries in which we operate, benefits from the utilization of tax loss carryforwards in Germany, and an increase in the valuation allowance in the United States associated with tax loss carryforwards.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    Product Revenue. Total product revenue increased $20.5 million, or 51.0%, to $60.6 million in 1999 compared to $40.2 million in 1998. Product revenue via affiliated distributors increased $503,000, or 5.1%, to $10.3 million in 1999 compared to $9.8 million in 1998. Life science product revenue and substance detection and pathogen identification product revenue as a percentage of net revenue was 50.6% and 43.1%, respectively, in 1999 compared to 42.1% and 53.0%, respectively, in 1998. The increase in product revenue in 1999 was fueled by strong demand for our life science products by new and existing customers, led by our Fourier transform mass spectrometry, MALDI time-of-flight and esquire product lines. Additionally, $8.1 million of our 1999 substance detection and pathogen identification product revenue was due to the completion of a large non-recurring contract.

    Other Revenue. Other revenue increased $2.0 million, or 98.6%, to $4.1 million in 1999 compared to $2.0 million in 1998. This increase was due to additional grant funding for early stage research and development from the German government and from the Advanced Technology Program of the National Institute of Standards and Technologies in the United States.

    Cost of Product Revenue. Cost of product revenue increased $11.9 million, or 60.7%, to $31.6 million in 1999 compared to $19.7 million in 1998. The cost of product revenue as a percentage of product revenue was 52.2% in 1999 compared to 49.0% in 1998. The increase as a percentage of product revenue was due to lower revenue from our substance detection and pathogen identification product, which historically has a lower cost of product revenue than our life science products. Additionally, we have increased manufacturing capacity to meet future projected product sales growth. This increased capacity had an adverse effect on cost of product. We anticipate improved leverage of our fixed manufacturing costs, and declines in cost of product revenue as a percentage of sales, as our product revenue increases. We are also seeking to improve our gross margin by developing new, more integrated systems and higher margin consumables for the life science market.

    Sales and Marketing. Sales and marketing expenses increased $3.9 million, or 52.6%, to $11.3 million in 1999 compared to $7.4 million in 1998. As a percentage of net revenues, sales and marketing expenses remained relatively consistent. The dollar increase was due to sales commissions and bonuses earned by our direct sales force as a result of an increase in the number of units sold and the expansion of our global distribution capabilities. The dollar increase was also due to an increase in sales personnel and the associated recruiting, training, travel, commissions and office space costs necessary to support a larger sales organization.

    General and Administrative. General and administrative expenses increased $1.2 million, or 54.2%, to $3.4 million in 1999 compared to $2.2 million in 1998. The dollar increases were due to increased staffing and personnel related costs incurred to manage and support our growth and the costs associated with the incorporation of our foreign subsidiary offices. As a percentage of net revenues, general and administrative expenses remained relatively consistent.

    Research and Development.  Research and development expenses increased
$2.1 million, or 16.0%, to $15.1 million in 1999 compared to $13.0 million in 1998. As a percentage of net revenues, research and development decreased to 23.4% compared to 30.9%. The dollar increase in 1999 was due to increased staffing and the related personnel costs incurred for late stage testing of our new product introductions, including APEX III, BioTOF II, esquire3000, MAP II/8 and OmniFLEX, in March 2000. These increased expenses represented a lower percentage of revenue due to the significant increase in revenues during fiscal 1999.

    Patent Litigation Costs. Patent litigation costs were $538,000 in 1999. This increase reflects a revised estimate of our legal costs associated with our intellectual property litigation.

    Interest Expense, Net. Interest expense increased $6,000, or 0.7%, to $907,000 in 1999 compared to $901,000 in 1998. The interest expense is the result of our long and short-term borrowings from banks in the United States and Germany.

    Income from Discontinued Operations, Net of Income Taxes. Income from discontinued operations net of income taxes decreased $10,000, or 2.6%, to $373,000 in 1999 compared to $383,000 in 1998. Income from discontinued operations is related to the disposal of our infrared sales group in March 2000.

    For information concerning the provision for income taxes as well as information regarding differences between effective tax rates and statutory rates, see Note 6, of the Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

    Presently, we anticipate that our existing capital resources, including the approximately $110 million net proceeds received from our equity offering, during third quarter 2000, will meet our operating and investing needs through at least the end of 2001. Historically, we have financed our growth through a combination of cash provided from operations, debt financing and issuance of common stock. We utilized the proceeds of our initial public offering to repay short-term debt in the amount of approximately $5 million and for general working capital. During 2000, net cash used in operating activities was $202,000. Net cash provided by operating activities in 1999 was $5.8 million and net cash used was $6.4 million in 1998.

    We used $5.3 million of cash during the year for capital expenditures, $4.4 in 1999 and $2.9 in 1998. Such capital expenditures were made to improve productivity and expand manufacturing capacity. We expect to continue to make capital investments focused on enhancing the efficiency of our operations and supporting our growth. Also during 2001, we are planning on expanding our research and development and manufacturing facilities and infrastructure both in Massachusetts and Bremen, Germany.

    As of December 31, 2000, we have available up to $2.5 million under a revolving line of credit with a bank in the United States. As of December 31, 2000, there were no amounts outstanding. This line, which is secured by portions of our inventory, receivables and equipment in the United States, was used to provide working capital and expires July 31, 2001. We also maintain revolving lines of credit of approximately $7.7 million with German banks. As of December 31, 2000, there were no amounts outstanding. Our German lines of credit are unsecured.

    Our future capital uses and requirements depend on numerous factors, including our success in selling our existing products, our progress in research and development, our ability to introduce and sell new products, our sales and marketing expenses, our need to expand production capacity, costs associated with possible acquisitions, expenses associated with unforeseen litigation, regulatory changes and competition and technological developments in the market.

INFLATION

    We do not believe inflation has had a material impact on our business or operating results during the periods presented.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137 Accounting for Derivative Instruments and Hedging

Activities--Deferral of the Effective Date of FASB Statement No. 133
("SFAS 137"). SFAS 137 deferred the effective date of SFAS 133 until the first fiscal year beginning after June 15, 2000. We will adopt the standard during January 2001. Management believes that SFAS 133 will not have a material effect on the financial position or results of operations of the Company.

IMPACT OF FOREIGN CURRENCIES

    We sell our products in many countries and a substantial portion of our sales and a portion of our costs and expenses are denominated in foreign currencies, especially in Euro. Historically, our realized foreign exchange gains and losses have not been material. Accordingly, we have not hedged our foreign currency position in the past. However, as we expand our sales internationally, we plan to evaluate our currency risks, and we may enter into foreign exchange contracts from time to time to mitigate foreign currency exposure.

QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

    Part of the information called for by this item is provided under the caption "Liquidity and Capital Resources" and "Impact of Foreign Currencies" under Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The Company does not use derivative financial instruments for trading or speculative purposes. However, the Company regularly invests excess cash in overnight repurchase agreements, interest-bearing investment-grade securities and short-term partnership funds all of which are subject to changes in short-term interest rates. The Company believes that the market risk arising from holding these financial instruments is minimal.

    The Company's exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on its investment portfolio since the Company's long-term debt has a fixed rate. The Company ensures the safety and preservation of invested funds by limiting default risks, market risk and reinvestment risk. The Company mitigates default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company's interest sensitive financial instruments at December 31, 2000. Declines in interest rates over time will, however, reduce the Company's interest income.

FACTORS AFFECTING OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

    THE FOLLOWING RISK FACTORS SHOULD BE CONSIDERED IN CONJUNCTION WITH THE OTHER INFORMATION INCLUDED IN THIS REPORT. THIS REPORT MAY INCLUDE FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. IN ADDITION TO THOSE RISK FACTORS DISCUSSED ELSEWHERE IN THIS REPORT, WE IDENTIFY THE FOLLOWING RISK FACTORS WHICH COULD AFFECT OUR ACTUAL RESULTS AND CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS.

IF OUR PRODUCTS FAIL TO ACHIEVE AND SUSTAIN SUFFICIENT MARKET ACCEPTANCE ACROSS THEIR BROAD INTENDED RANGE OF APPLICATIONS IN THE LIFE SCIENCES, WE WILL NOT GENERATE EXPECTED REVENUE.

    Our business strategy depends on our ability to successfully commercialize a broad range of products based on mass spectrometry for use in a variety of life science applications. We have only recently commercially launched many of our current products for sale to these markets, and many of our products have achieved only limited sales. The commercial success of our life science products depends on our obtaining continued and expanding market acceptance of our mass spectrometry tools by pharmaceutical and biotechnology companies and academic and government research laboratories across the wide range of applications covered by our product offerings. We may fail to achieve or sustain substantial market acceptance for our products across the full range of our intended life science applications or in one or more of our principal intended life science applications. Any such failure could decrease our sales and revenue. To succeed, we must convince substantial numbers of pharmaceutical and biotechnology companies and other laboratories to replace their existing techniques with mass spectrometry techniques employing our systems. Limited funding available for capital acquisitions by our customers, as well as our customers' own internal purchasing approval policies, could hinder market acceptance of our products. Our intended life science customers may be reluctant to make the substantial capital investment generally needed to acquire our products or to incur the training and other costs involved with replacing their existing systems with our products. We also may not be able to convince our intended life science customers that our systems are an attractive and cost-effective alternative to other technologies and systems for the acquisition, analysis and management of molecular information. Because of these and other factors, our products may fail to gain or sustain market acceptance.

OUR PRODUCTS COMPETE IN MARKETS THAT ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGE, AND MOST OF OUR PRODUCTS ARE BASED ON A RANGE OF MASS SPECTROMETRY TECHNOLOGIES ONE OR MORE OF WHICH COULD BE MADE OBSOLETE BY NEW TECHNOLOGY.

    The market for life science discovery tools is characterized by rapid technological change and frequent new product introductions. Rapidly changing technology could make some or all of our life science product lines obsolete unless we are able to continually improve our existing products and develop new products. Because substantially all of our life science products are based on mass spectrometry, we are particularly vulnerable to any technological advances that would make mass spectrometry obsolete as the basis for bioanalytical systems in any of our life science markets. To meet the evolving needs of our customers, we must rapidly and continually enhance our current and planned products and services and develop and introduce new products and services. Our business model calls for us to derive a significant portion of our revenues each year from products that did not exist in the previous year. However, we may experience difficulties which may delay or prevent the successful development, introduction and marketing of new products or product enhancements. In addition, our product lines are based on complex technologies which are subject to rapid change as new technologies are developed and introduced in the marketplace. We may have difficulty in keeping abreast of the rapid changes affecting each of the different markets we serve or intend to serve. If we fail to develop and introduce products in a timely manner in response to changing technology, market demands or the requirements of our customers, our product sales may decline, and we could experience significant losses. We offer and plan to offer a broad product line and have incurred and expect to continue to incur substantial expenses for development of new products and enhanced versions of our existing products. The speed of technological change in our life science markets may prevent us from being able to successfully market some or all of our products for the length of time required to recover their often significant development costs. Failure to recover the development costs of one or more products or product lines could decrease our profitability or cause us to experience significant losses. Furthermore, failure to develop successful products and capitalize on our research and development investment would negatively influence our profits and financial position.

WE FACE SUBSTANTIAL COMPETITION.

    In each market, for each of our life science products, we face substantial competition from major competitors, including competitors who offer mass spectrometry-based systems along each of our product lines and competitors who offer technology alternatives to mass spectrometry. We expect that competition in our life science markets will increase significantly as more biotechnology and pharmaceutical companies adopt automated high-throughput bioanalytical instruments as tools for drug discovery, drug development, proteomics, genomics and metabolomics. Currently, our principal competition comes from established companies providing products using existing technologies, including mass spectrometry and other technologies, which perform many of the same functions for which we market our products. In addition, other companies may choose to enter our field in the future. Our competitors may develop or market products that are more effective or commercially attractive than our current or future products or that may render our products obsolete. Many of our competitors have more experience in the life sciences market and substantially greater financial, operational, marketing and technical resources than we do which could give them a competitive edge in areas such as research and development, production, marketing and distribution. Our ability to compete successfully will depend, in part, on our ability to develop proprietary products that reach the market in a timely manner and are technologically superior to, less expensive than, or more cost-effective than, other currently marketed products.

OUR SUCCESS DEPENDS ON OUR ABILITY TO OPERATE WITHOUT INFRINGING OR MISAPPROPRIATING THE PROPRIETARY RIGHTS OF OTHERS.

    Our commercial success depends on avoiding the infringement of other parties' valid patents and proprietary rights as well as the breach of any licenses relating to our technologies and products. There are various third-party patents which may relate to our technology. We may be found in the future to infringe these or other patents or proprietary rights of third parties, either with products we are currently marketing or developing or with new products which we may develop in the future. As described below, a German court has found that sales of our ion trap mass spectrometers in Germany infringe the European patents held by a competitor. If a third party holding rights under a patent successfully asserts an infringement claim with respect to any of our current or future products, we may be prevented from manufacturing or marketing our infringing product in the country or countries covered by the patent we infringe, unless we can obtain a license from the patent holder. We may not be able to obtain such a license on commercially reasonable terms, if at all, especially if the patent holder is a competitor. In addition, even if we can obtain such a license, it may be non-exclusive, which will permit others to practice the same technology licensed to us. We may also be required to pay substantial damages to the patent holder. Under certain circumstances in the United States, these damages may include damages equal to triple the actual damages experienced by the patent holder. If we have supplied infringing products to third parties for marketing by them or licensed third parties to manufacture, use or market infringing products, we may be obligated to indemnify these third parties for any damages they are required to pay to the patent holder and for any losses the third parties may sustain themselves as the result of lost sales or license payments they are required to make to the patent holder. Any successful infringement action brought against us may also adversely affect marketing of the infringing product in other markets not covered by the infringement action, as well as our marketing of other products based on similar technology. Furthermore, we will suffer adverse consequences of a successful infringement action against us even if the action is subsequently reversed on appeal, nullified through another action, or resolved by settlement with the patent holder. The damages or other remedies awarded, if any, may be significant. As a result, any successful infringement action against us could prevent us from selling some or all of our products or cause us to experience significant losses or both.

WE ARE CURRENTLY INVOLVED IN SEVERAL LEGAL ACTIONS CONCERNING TECHNOLOGY FOR ION TRAP MASS SPECTROMETRY WITH A COMPETITOR AND VARIOUS AFFILIATES OF THE COMPETITOR, AND A GERMAN COURT HAS DECIDED THAT WE HAVE INFRINGED TWO EUROPEAN PATENTS OF THE COMPETITOR.

    We have been involved for several years in various litigation proceedings with a competitor, Finnigan Corporation, and some of its affiliates regarding the possible infringement by us of some patents of Finnigan concerning technology for our ion trap mass spectrometry systems. Finnigan is a subsidiary of ThermoQuest Corporation which in turn is a subsidiary of Thermo Electron Corporation. The various claims have been, will be or currently are being heard in the United States International Trade Commission, the Court of Appeals for the Federal Circuit, and are pending in the United States District Court for the District of Massachusetts and in various German courts. In addition, we have filed various infringement and antitrust actions against Finnigan and its affiliates. In 1998, 1999 and 2000, total worldwide sales of our ion trap mass spectrometry products constituted $5.0 million, $8.2 million and $12.6 million, respectively.

    In March 2000, a German court decided that we have infringed two Finnigan patents by selling our ion trap mass spectrometer products in Germany. As a result, we have been enjoined from selling our ion trap mass spectrometer products in Germany. We will also be required to pay damages and expenses to Finnigan in amounts to be determined by the German court in these proceedings. In 2000, our German sales of ion trap mass spectrometry products were approximately $2.4 million. Finnigan is seeking to enforce the same European patents against us and Agilent Technologies, a company with which we jointly produce and develop ion trap mass spectrometers, in proceedings in Germany that could prevent us from distributing and delivering our ion trap mass spectrometry products in the United Kingdom, France, Sweden and Switzerland. Similar patents are at issue in the separate litigation cases brought by Finnigan in Massachusetts. Finnigan may also seek to show we have committed infringement elsewhere. Should we be found to infringe any patents of Finnigan or its affiliates in these proceedings, we may be liable for monetary damages and could be required to obtain licenses to commercialize our products or to redesign our products so that they do not infringe any of these patents. If we are unable to prove the invalidity of the Finnigan patents, obtain a license or adopt a non-infringing product design, we could be prevented from selling some of our ion trap mass spectrometry products. We may also have an indemnification obligation to Agilent pursuant to our collaboration agreement. In these circumstances, our ion trap business would not develop as contemplated, and our results would materially suffer. For more information on our litigation with Finnigan and its affiliates, please see "Business--Legal Proceedings."

WE MAY BE INVOLVED IN OTHER LAWSUITS TO PROTECT OR ENFORCE OUR PATENTS THAT ARE BROUGHT BY US WHICH WOULD BE EXPENSIVE AND TIME-CONSUMING.

    In order to protect or enforce our patent rights, we may initiate patent litigation against third parties. We may also become subject to interference proceedings conducted in the patent and trademark offices of various countries to determine the priority of inventions. The defense and prosecution, if necessary, of intellectual property suits, interference proceedings and related legal and administrative proceedings is costly and diverts our technical and management personnel from their normal responsibilities. We may not prevail in any of these suits. An adverse determination of any litigation or defense proceedings could put our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

    Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. For example, during the course of this kind of litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments in the litigation. If securities analysts or investors perceive these results to be negative, it could have a substantial negative effect on the trading price of our stock.

IF WE ARE UNABLE TO EFFECTIVELY PROTECT OUR INTELLECTUAL PROPERTY, THIRD PARTIES MAY USE OUR TECHNOLOGY, WHICH WOULD IMPAIR OUR ABILITY TO COMPETE IN OUR MARKETS.

    Our continued success will depend in significant part on our ability to obtain and maintain meaningful patent protection for our products throughout the world. We rely on patents to protect a significant part of our intellectual property and to enhance our competitive position. However, our presently pending or future patent applications may not issue as patents, and any patent previously issued to us may be challenged, invalidated, held unenforceable or circumvented. Furthermore, the claims in patents which have been issued or which may be issued to us in the future may not be sufficiently broad to prevent third parties from producing competing products similar to our products. In addition, the laws of various foreign countries in which we compete may not protect our intellectual property to the same extent as do the laws of the United States. Failure to obtain adequate patent protection for our proprietary technology could materially impair our ability to be commercially competitive.

    In addition to patent protection, we also rely on protection of trade secrets, know-how and confidential and proprietary information. To maintain the confidentiality of trade secrets and proprietary information, we generally seek to enter into confidentiality agreements with our employees, consultants and strategic partners upon the commencement of a relationship with us. However, we may not obtain these agreements in all circumstances. In the event of unauthorized use or disclosure of this information, these agreements, even if obtained, may not provide meaningful protection for our trade secrets or other confidential information. In addition, adequate remedies may not exist in the event of unauthorized use or disclosure of this information. The loss or exposure of our trade secrets and other proprietary information would impair our competitive advantages and could have a material adverse affect on our operating results, financial condition and future growth prospects. Furthermore, others may have, or may in the future independently develop, substantially similar or superior know-how and technology.

WE HAVE AGREED TO SHARE OUR NAME, PORTIONS OF OUR INTELLECTUAL PROPERTY RIGHTS AND DISTRIBUTION CHANNELS WITH OTHER ENTITIES UNDER COMMON CONTROL WHICH COULD RESULT IN THE LOSS OF OUR NAME AND TO LOCK IN THE PRICE OF PRODUCTS WE MAY SELL TO THESE ENTITIES WHICH MAY NOT BE THE BEST PRICE AVAILABLE FOR THESE PRODUCTS.

    We maintain a sharing agreement with 13 affiliated entities that requires us to share portions of our intellectual property as it existed on February 28, 2000 and our distribution channels with these affiliated companies and their affiliates. We also share the Bruker name with many of these affiliates. We could lose the right to use the Bruker name if (a) we declare bankruptcy,
(b) we interfere with another party's use of the name, (c) we take a material action which materially detracts from the goodwill associated with the name, or
(d) we suffer a major loss of our reputation in our industry or marketplace. The loss of the Bruker name could result in a loss of goodwill, brand loyalty and sales of our products. In addition, we have agreed to maintain the price of some products purchased from and sold to these affiliates for a period of up to twelve years, subject to yearly adjustments equal to the increase in the Consumer Price Index.

OUR MANUFACTURE AND SALE OF PRODUCTS COULD LEAD TO PRODUCT LIABILITY CLAIMS FOR WHICH WE COULD HAVE SUBSTANTIAL LIABILITY.

    The manufacture and sale of our products exposes us to product liability claims if any of our products cause injury or are found otherwise unsuitable during manufacturing, marketing, sale or customer use. A successful product liability claim brought against us in excess of, or outside the coverage of, our insurance coverage could have a material adverse effect on our business, financial situation and results of operations. We may not be able to maintain product liability insurance on acceptable terms, if at all, and insurance may not provide adequate coverage against potential liabilities.

OUR BUSINESS COULD BE HARMED IF OUR COLLABORATIONS FAIL TO ADVANCE OUR PRODUCT DEVELOPMENT.

    Demand for our products will depend in part upon the extent to which our collaborations with pharmaceutical and biotechnology companies are successful in developing, or helping us to develop, new products and new applications for our existing products. In addition, we collaborate with academic institutions on product development. We have limited or no control over the resources that any collaborator may devote to our products. Any of our present or future collaborators may not perform their obligations as expected. If we fail to enter into or maintain appropriate collaboration agreements or if any of these events occur, we may not be able to develop some of our new products, which could materially impede our ability to generate revenue.

IF WE LOSE OUR STRATEGIC PARTNERS, IT COULD IMPAIR OUR MARKETING EFFORTS.

    A substantial portion of our sales of selected products consists of sales to third parties who incorporate our products in their systems. These third parties are responsible for the marketing and sales of their systems. We have little or no control over their marketing and sales activities or how they use their resources. Our present or future strategic partners may or may not purchase sufficient quantities of products from us or perform appropriate marketing and sales activities. These failures by our present or future strategic partners, or our inability to maintain or enter into new arrangements with strategic partners for product distribution, could materially impede the growth of our business and our ability to generate sufficient revenue.

ANY REDUCTION IN THE CAPITAL RESOURCES OR GOVERNMENT FUNDING OF OUR CUSTOMERS COULD REDUCE OUR SALES AND IMPEDE OUR ABILITY TO GENERATE REVENUE.

    A significant portion of our sales are capital purchases by our customers. The spending policies of our customers could have a significant effect on the demand for our products. These policies are based on a wide variety of factors, including the resources available to make purchases, the spending priorities among various types of equipment, policies regarding spending during recessionary periods and changes in the political climate. Any changes in capital spending or changes in the capital budgets of our customers could significantly reduce demand for our products. The capital resources of our biotechnology and other corporate customers may be limited by the availability of equity or debt financing. Any significant decline in research and development expenditures by our life science customers could significantly decrease our sales. In addition, we make a substantial portion of our sales to non-profit and government entities which are dependent on government support for scientific research. Any decline in this support could decrease the ability of these customers to purchase our products.

IF GENERAL HEALTH CARE SPENDING PATTERNS DECLINE, OUR ABILITY TO GENERATE REVENUE MAY SUFFER.

    We are dependent, both directly and indirectly, upon general health care spending patterns, particularly in the research and development budgets of the pharmaceutical and biotechnology industries, as well as upon the financial condition of various governments and government agencies. Since our inception, both we and our academic collaborators have benefited from various governmental contracts and research grants. Whether we or our academic collaborators will continue to be able to attract these grants depends not only on the quality of our products, but also on general spending patterns of public institutions. There exists the risk of a potential decrease in the level of governmental spending allocated to scientific and medical research which could substantially reduce or even eliminate our grants. Our status as a public company is likely to eliminate our ability to obtain research grants from the German government in the future because the German government focuses on funding small or private companies with limited access to capital.

WE MAY NOT BE ABLE TO EXPAND OUR SALES AND SERVICE STAFF TO MEET DEMAND FOR OUR PRODUCTS AND SERVICES.

    We need to expand our direct marketing and sales force as well as our service and support staff. Our future revenue and profitability will depend on our ability to expand our team of marketing and service personnel. Because our products are technical in nature, we believe that our marketing, sales and support staff must have scientific or technical expertise and experience. Competition for employees with these skills is intense. We may not be able to continue to attract and retain sufficient qualified sales and service people, and we may not be able to grow and maintain an efficient and effective sales, marketing and support department. If we fail to continue to attract or retain qualified people, then our business could suffer.

WE PLAN SIGNIFICANT GROWTH, AND THERE IS A RISK THAT WE WILL NOT BE ABLE TO MANAGE THIS GROWTH.

    Our success will depend on the expansion of our operations. Effective growth management will place increased demands on our management, operational and financial resources. To manage our growth, we must expand our facilities, augment our operational, financial and management systems, and hire and train additional qualified personnel. Our failure to manage this growth effectively could impair our ability to generate revenue or could cause our expenses to increase more rapidly than revenue, resulting in operating losses.

IN ADDITION TO THE RISKS APPLICABLE TO OUR LIFE SCIENCE PRODUCTS, OUR SUBSTANCE DETECTION AND PATHOGEN IDENTIFICATION PRODUCTS ARE SUBJECT TO A NUMBER OF ADDITIONAL RISKS, INCLUDING LENGTHY PRODUCT DEVELOPMENT AND CONTRACT NEGOTIATION PERIODS AND CERTAIN RISKS INHERENT IN LONG-TERM GOVERNMENT CONTRACTS.

    Our substance detection and pathogen identification products are subject to many of the same risks associated with our life science products, including vulnerability to rapid technological change, dependence on mass spectrometry technology and substantial competition. In addition, our substance detection and pathogen identification products are generally sold to government agencies under long-term contracts. These contracts generally involve lengthy pre-contract negotiations and product development. We may be required to devote substantial working capital and other resources prior to obtaining product orders. As a result, we may incur substantial costs before we recognize revenue from these products. Moreover, in return for larger, longer-term contracts, our customers for these products often demand more stringent acceptance criteria. Their criteria may also cause delay in our ability to recognize revenue from sales of these products. Furthermore, we may not be able to accurately predict in advance our costs to fulfill our obligations under these long-term contracts. If we fail to accurately predict our costs, due to inflation or other factors, we could incur significant losses. Any single long-term contract for our substance detection and pathogen identification products may represent a material portion of our total business volume, and the loss of any such contract could have a material adverse effect on our results of operations. In March 2000, we completed a production contract with the United States government that accounted for 12% and 13% of our net revenue in 1998 and 1999, respectively. Failure to increase other business or to obtain another government contract such as this one would cause our revenue to decline. Also, the presence or absence of such contracts may cause substantial variation in our results of operations between fiscal periods and, as a result, our results of operations for any given fiscal period may not be predictive of our results for subsequent fiscal periods. The resulting uncertainty may have an adverse impact on our stock price.

WE ARE SUBJECT TO EXISTING AND POTENTIAL ADDITIONAL REGULATION, WHICH CAN IMPOSE BURDENS ON OUR OPERATIONS AND NARROW THE MARKETS FOR OUR PRODUCTS.

    We are subject, both directly and indirectly, to the adverse impact of existing and potential future government regulation of our operations and markets. For example, exportation of our products, particularly our substance detection and pathogen identification products, is subject to strict regulatory control in a number of jurisdictions. The failure to satisfy export control criteria or obtain necessary clearances could delay or prevent shipment of products, which could adversely affect our revenues and profitability. Moreover, the life sciences industry, which is the market for our principal products, has historically been heavily regulated. There are, for example, laws in several jurisdictions restricting research in genetic engineering, which can operate to narrow our markets. Given the evolving nature of this industry, legislative bodies or regulatory authorities may adopt additional regulation that adversely affects our market opportunities. Additionally, if ethical and other concerns surrounding the use of genetic information, gene therapy or genetically modified organisms become widespread, we may have less demand for our products. Our business is also directly affected by a wide variety of government regulations applicable to business enterprises generally and to companies operating in the life sciences industry in particular. Failure to comply with these regulations or obtain or maintain necessary permits and licenses could result in a variety of fines or other censures or an interruption in our business operations which may have a negative impact on our ability to generate revenues.

WE ARE DEPENDENT UPON VARIOUS KEY PERSONNEL AND MUST RECRUIT ADDITIONAL QUALIFIED PERSONNEL FOR A NUMBER OF MANAGEMENT POSITIONS.

    Our success is highly dependent on the continued services of key management, technical and scientific personnel. Our management and other employees may voluntarily terminate their employment with us at any time upon short notice. The loss of the services of any member of our senior management, technical or scientific staff may significantly delay or prevent the achievement of product development and other business objectives. Our chief executive officer also is and has been chairman of the board of directors of an affiliated company and a management officer of another affiliate, which may reduce the time and attention he can devote to our management. We are in the process of recruiting a chief financial officer. Our future success will also depend on our ability to identify, recruit and retain additional qualified scientific, technical and managerial personnel. Competition for qualified personnel is intense, particularly in the areas of information technology, engineering and science, and the process of hiring suitably qualified personnel is often lengthy. If we are unable to hire and retain a sufficient number of qualified employees, our ability to conduct and expand our business could be seriously reduced.

WE ARE DEPENDENT IN OUR OPERATIONS UPON A LIMITED NUMBER OF SUPPLIERS AND CONTRACT MANUFACTURERS.

    We currently purchase components used in our mass spectrometry systems from a limited number of outside sources. The reliance on a limited number of suppliers could result in time delays associated with redesigning a product due to an inability to obtain an adequate supply of required components and reduced control over pricing, quality and timely delivery. Any interruption in the supply of components could have an adverse effect on our business, results of operations and financial condition.

    Because of the scarcity of some components, we may be unable to obtain an adequate supply of components, or we may be required to pay higher prices or to purchase components of lesser quality.

    The market is experiencing a shortage of electrical components, critical components in many of our products. Any delay or interruption in the supply of these or other components could impair our ability to manufacture and deliver our products, harm our reputation and cause a reduction in our revenues. In addition, any increase in the cost of the components that we use in our products could make our products less competitive and lower our margins. We may not be able to obtain sufficient quantities of required components on the same or substantially the same terms. Additionally, consolidations among our suppliers could result in other sole source suppliers for us in the future.

WE MUST INTEGRATE OUR GLOBAL OPERATIONS.

    Our U.S. headquarters is located in Billerica, Massachusetts. Our European headquarters is located in Bremen, Germany. Our principal manufacturing facilities are located in Billerica, Massachusetts, Bremen, Germany and Leipzig, Germany. Operating in diverse geographic locations imposes a number of risks and burdens on us, including the need to manage employees and contractors from diverse cultural backgrounds and who speak different languages, and difficulties associated with operating in a number of time zones. We may encounter unforeseen difficulties or logistical problems in operating in diverse locations.

THE SUCCESS OF OUR INTERNATIONAL OPERATIONS IS DEPENDENT ON MANY FACTORS WHICH COULD ADVERSELY AFFECT OUR ABILITY TO SELL OUR PRODUCTS INTERNATIONALLY AND COULD AFFECT OUR PROFITABILITY.

    International sales account and are expected to continue to account for a significant portion of our total revenues. For the fiscal year ended
December 31, 2000, international sales totaled $51.9 million, or 69.4% of our net revenue. We intend to substantially increase our international operations. Our international operations are, and will continue to be, subject to a variety of risks associated with conducting business internationally, many of which are beyond our control. These risks, which may adversely affect our ability to achieve and maintain profitability and our ability to sell our products internationally, include:

    - changes in regulatory requirements;

    - legislation and regulation, including tariffs, relating to the import or export of high technology products;

    - the imposition of government controls;

    - political and economic instability or conflicts;

    - costs and risks of deploying systems in foreign countries;

    - limited intellectual property rights; and

    - the burden of complying with a wide variety of complex foreign laws and treaties.

    Additionally, international expansion will require that we hire additional personnel. If we fail to hire additional personnel or develop and maintain relationships with foreign customers and partners, we may not be able to expand our international sales and would suffer decreased profits.

WE MAY LOSE MONEY WHEN WE EXCHANGE FOREIGN CURRENCY RECEIVED FROM INTERNATIONAL SALES INTO U.S. DOLLARS.

    A significant portion of our business is conducted in currencies other than the U.S. dollar, which is our reporting currency. As a result, currency fluctuations among the U.S. dollar and the currencies in which we do business have caused and will continue to cause foreign currency transaction gains and losses. We recognize foreign currency gains or losses arising from our operations in the period incurred. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates.

VARIOUS INTERNATIONAL TAX RISKS COULD ADVERSELY AFFECT OUR EARNINGS.

    We are subject to international tax risks. Distributions of earnings and other payments received from our subsidiaries may be subject to withholding taxes imposed by the countries where they are operating or are formed. If these foreign countries do not have income tax treaties with the United States or the countries where our subsidiaries are incorporated, we could be subject to high rates of withholding taxes on these distributions and payments. We could also be subject to being taxed twice on income related to operations in these non-treaty countries. Because we are unable to reduce the taxable income of one operating company with losses incurred by another operating company located in another country, we may have a higher foreign effective income tax rate than that of other companies in our industry. The amount of the credit that we may claim against our U.S. federal income tax for foreign income taxes is subject to many limitations which may significantly restrict our ability to claim a credit for all of the foreign taxes we pay.

RESPONDING TO CLAIMS RELATING TO IMPROPER HANDLING, STORAGE OR DISPOSAL OF HAZARDOUS CHEMICALS AND RADIOACTIVE AND BIOLOGICAL MATERIALS WHICH WE USE COULD BE TIME CONSUMING AND COSTLY.

    We use controlled hazardous and radioactive materials in our business and generate wastes that are regulated as hazardous wastes under United States federal and Massachusetts state environmental and atomic energy regulatory laws and under equivalent provisions of law in those jurisdictions in which our research and manufacturing facilities are located. Our use of these substances and materials is subject to stringent, and periodically changing, regulation that can impose costly compliance obligations on us and have the potential to adversely affect our manufacturing activities. The risk of accidental contamination or injury from these materials cannot be completely eliminated. If an accident with these substances occurs, we could be held liable for any damages that result, in addition to incurring clean-up costs and liabilities, which can be substantial. Additionally, an accident could damage our research and manufacturing facilities resulting in delays and increased costs.

THE UNPREDICTABILITY AND FLUCTUATION OF OUR QUARTERLY RESULTS MAY ADVERSELY AFFECT THE TRADING PRICE OF OUR COMMON STOCK.

    Our revenues and results of operations have in the past and may in the future vary from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. The primary factors that may affect us include the following:

    - the timing of sales of our products and services;

    - the timing of recognizing revenue and deferred revenue under U.S. GAAP;

    - changes in our pricing policies or the pricing policies of our competitors;

    - increases in sales and marketing, product development or administration expenses;

    - the mix of services provided by us and third-party contractors;

    - our ability to attain and maintain quality levels for our products; and

    - costs related to acquisitions of technology or businesses.

Historically, we have experienced a decrease in revenue in the first quarter of each fiscal year relative to the prior fourth quarter, which we believe is due to our customers' budgeting cycles. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. It is likely that in some future quarters, our results of operations may be below the expectations of public market analysts and investors. In this event, the price of our common stock may fall.

IF WE ARE UNABLE TO MAKE SUCCESSFUL ACQUISITIONS AS CONTEMPLATED BY OUR GROWTH STRATEGY OR INTEGRATE ANY SUCH ACQUISITIONS, OUR BUSINESS DEVELOPMENT MAY SUFFER.

    Our Company strategy involves expanding our technology base through strategic acquisitions. If we fail to effect acquisitions, our technology base may not expand as quickly and efficiently as we have anticipated. Without such expansion, our ability to keep up with the evolving needs of the market and to meet our future performance goals will be adversely affected. Additionally, if we fail to effectively integrate any acquired businesses or technologies into our existing business, such failure could adversely affect our business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information required by this item is incorporated by reference from the section labeled "Quantitative and Qualitative Disclosures of Market Risk" in
Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements required in response to this item are submitted as part of Item 14(a) of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

    In accordance with General Instruction G(3) to Form 10-K, except as indicated in the following sentence, the information called for by Items 10, 11, 12 and 13 is incorporated by reference from the registrant's definitive proxy statement pursuant to Regulation 14A for the 2000 Annual Meeting of Stockholders. As permitted by General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, the information on executive officers called for by Item 10 is included in Part I of this Annual Report on Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Schedules

                                                                       PAGE
       (1) FINANCIAL STATEMENTS                                      --------
       Report of Independent Auditors..............................     38
       Consolidated Balance Sheets as of December 31, 1999 and
         2000......................................................     39
       Combined / Consolidated Statements of Operations for the
         years ended December 31, 1998, 1999 and 2000..............     40
       Combined / Consolidated Statements of Stockholders' Equity
         for the years ended December 31, 1998, 1999 and 2000......     41
       Combined / Consolidated Statements of Cash Flows for the
         years ended December 31, 1998, 1999 and 2000..............     42
       Notes to Financial Statements...............................     43

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Bruker Daltonics Inc.

    We have audited the accompanying consolidated balance sheets of Bruker Daltonics Inc. (the Company) as of December 31, 1999 and 2000, and the related combined/consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bruker Daltonics Inc. at December 31, 1999 and 2000, and the combined/consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

Boston, Massachusetts
March 1, 2001

                             BRUKER DALTONICS INC.

                          CONSOLIDATED BALANCE SHEETS

                 (AMOUNTS IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 2,443    $ 21,735
  Short-term investments....................................       --      72,894
  Accounts receivable, less allowances for doubtful accounts
    of $114 in 1999 and $369 in 2000........................   12,204      11,626
  Due from affiliated companies.............................       --         706
  Inventories...............................................   25,442      36,780
  Deferred income taxes.....................................      899       2,378
  Other assets..............................................      532       1,302
                                                              -------    --------
      Total current assets..................................   41,520     147,421
                                                              -------    --------
Property, plant and equipment, net..........................   25,351      25,528
Intangible and other assets.................................      386       2,335
Investments in other companies..............................       52       9,270
                                                              -------    --------
      Total assets..........................................  $67,309    $184,554
                                                              =======    ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term bank borrowings................................  $ 2,496    $     --
  Accounts payable..........................................    6,661       7,601
  Due to affiliated companies...............................    1,496          --
  Accrued expenses..........................................    3,806       3,976
  Accrued payroll...........................................    1,742       1,561
  Customer deposits.........................................    8,323      15,766
  Warranty reserves.........................................    4,739       3,346
  Provision for loss on contract............................       --       1,172
  Income taxes payable......................................      177       2,945
                                                              -------    --------
      Total current liabilities.............................   29,440      36,367
                                                              -------    --------
Deferred revenue............................................      393         371
Long-term debt..............................................   12,844      12,037
Deferred income tax liabilities.............................    8,786       7,475
Contingent liabilities......................................    5,788       4,132

Stockholders' equity:
  Common stock, $0.01 par value, authorized 100,000,000
    shares, issued and outstanding 45,500,000 shares in 1999
    and 54,779,218 shares in 2000...........................      455         548
  Additional paid-in capital................................    6,045     118,014
  Retained earnings.........................................    6,412       8,662
  Accumulated other comprehensive loss......................   (2,854)     (3,052)
                                                              -------    --------
      Total stockholders' equity............................   10,058     124,172
                                                              -------    --------
          Total liabilities and stockholders' equity........  $67,309    $184,554
                                                              =======    ========

        The accompanying notes are an integral part of these statements.

                             BRUKER DALTONICS INC.

                COMBINED / CONSOLIDATED STATEMENTS OF OPERATIONS

            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                      YEAR ENDED DECEMBER 31,
                                                             -----------------------------------------
                                                                1998           1999           2000
                                                             -----------   ------------   ------------
                                                              COMBINED     CONSOLIDATED   CONSOLIDATED
Product revenue............................................      $40,157       $60,620        $74,772
Other revenue..............................................        2,050         4,070          1,830
                                                             -----------   -----------    -----------
      Net revenue..........................................       42,207        64,690         76,602
                                                             -----------   -----------    -----------
Costs and operating expenses:
  Cost of product revenue..................................       19,672        31,618         35,587
  Provision for loss on contract...........................           --            --          1,082
  Sales and marketing......................................        7,435        11,345         13,806
  General and administrative...............................        2,212         3,411          5,057
  Research and development.................................       13,049        15,138         20,033
  Patent litigation costs..................................           --           538            303
                                                             -----------   -----------    -----------
      Total costs and operating expenses...................       42,368        62,050         75,868
                                                             -----------   -----------    -----------
Operating (loss) income from continuing operations.........         (161)        2,640            734
Other income (expense), net................................          174           130           (208)
Interest (expense) income, net.............................         (901)         (907)         1,794
                                                             -----------   -----------    -----------
(Loss) income from continuing operations before provision
  for income taxes.........................................         (888)        1,863          2,320
Provision for income taxes.................................           --           987            254
                                                             -----------   -----------    -----------
(Loss) income from continuing operations...................         (888)          876          2,066
Income from discontinued operations, net of income taxes...          383           373            184
                                                             -----------   -----------    -----------
Net (loss) income..........................................       $ (505)      $ 1,249        $ 2,250
                                                             ===========   ===========    ===========
Net (loss) income per share--basic and diluted:
  (Loss) income from continuing operations.................       $(0.02)        $0.02          $0.04
  Income from discontinued operations, net of income
    taxes..................................................         0.01          0.01           0.00
                                                             -----------   -----------    -----------
Net (loss) income per share................................       $(0.01)        $0.03          $0.04
                                                             ===========   ===========    ===========
Shares used in computing net (loss) income per
  share--basic.............................................   45,500,000    45,500,000     49,269,313
Shares used in computing net (loss) income per
  share--diluted...........................................   45,500,000    45,500,000     49,921,979

        The accompanying notes are an integral part of these statements.

                             BRUKER DALTONICS INC.

           COMBINED / CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             (AMOUNTS IN THOUSANDS)

                                           COMMON STOCK                                ACCUMULATED
                                        BRUKER      BRUKER    ADDITIONAL                  OTHER           TOTAL
                                       DALTONICS   DALTONIK    PAID-IN     RETAINED   COMPREHENSIVE   STOCKHOLDERS'
                                         INC.        GMBH      CAPITAL     EARNINGS   INCOME (LOSS)      EQUITY
                                       ---------   --------   ----------   --------   -------------   -------------
Combined balance as of December 31,
  1997...............................    $ 52       $3,489     $    698    $ 7,600       $(1,969)       $  9,870
Issuance of common stock.............     403           --        5,347         --            --           5,750
Payments to stockholders in
  connection with reorganization of
  business...........................      --       (3,489)          --     (1,932)           --          (5,421)
Comprehensive income:
  Foreign currency translation
    adjustment.......................      --           --           --         --           646             646
  Net loss...........................      --           --           --       (505)           --            (505)
                                                                                                        --------
  Net comprehensive income...........      --           --           --         --            --             141
                                         ----       ------     --------    -------       -------        --------
Consolidated balance as of December
  31, 1998...........................     455           --        6,045      5,163        (1,323)         10,340
Comprehensive loss:
  Foreign currency translation
    adjustment.......................      --           --           --         --        (1,531)         (1,531)
  Net income.........................      --           --           --      1,249            --           1,249
                                                                                                        --------
  Net comprehensive loss.............      --           --           --         --            --            (282)
                                         ----       ------     --------    -------       -------        --------
Consolidated balance as of December
  31, 1999...........................     455           --        6,045      6,412        (2,854)         10,058
  Initial public offering proceeds,
    net of issuance costs............      92           --      109,596         --            --         109,688
  Issuance of common stock on
    acquisition of investment in
    other companies..................       1           --        2,192         --            --           2,193
  Compensation expense related to
    stock options issued to
    non-employees....................      --           --          181         --            --             181
Comprehensive income:
  Foreign currency translation
    adjustment.......................      --           --           --         --          (198)           (198)
  Net income.........................      --           --           --      2,250            --           2,250
                                                                                                        --------
  Net comprehensive income...........      --           --           --         --            --           2,052
                                         ----       ------     --------    -------       -------        --------
Consolidated balance as of December
  31, 2000...........................    $548       $   --     $118,014    $ 8,662       $(3,052)       $124,172
                                         ====       ======     ========    =======       =======        ========

        The accompanying notes are an integral part of these statements.

                             BRUKER DALTONICS INC.

                COMBINED / CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (DOLLAR AMOUNTS ARE IN THOUSANDS)

                                                                             YEAR ENDED DECEMBER 31,
                                                                          -----------------------------
                                                                1998          1999            2000
                                                              ---------   -------------   -------------
                                                              COMBINED    CONSOLIDATED    CONSOLIDATED
OPERATING ACTIVITIES:
(Loss) income from continuing operations....................   $  (888)     $    876        $  2,066
Adjustments to reconcile (loss) income from continuing
  operations to net cash (used in) provided by continuing
  operations:
    Depreciation and amortization...........................     2,605         3,487           4,145
    Deferred income taxes...................................       526           875          (3,340)
    Provision for loss on contract..........................        --            --           1,082
    Stock option compensation...............................        --            --             181
    Charge for purchase of in-process research and
      development...........................................        --           100              --
    Changes in operating assets and liabilities, net of
      acquisitions:
      Accounts receivable...................................    (6,273)       (3,605)            499
      Inventories...........................................    (1,802)      (10,265)        (13,028)
      Other assets..........................................      (773)          419          (1,148)
      Accounts payable and accrued expenses.................      (480)        6,374           1,739
      Warranty reserve......................................     1,759         2,034          (1,095)
      Contingent liabilities................................      (367)           --          (1,219)
      Income taxes payable..................................      (526)           --           2,632
      Deferred revenue......................................      (282)          295             (22)
      Customer deposits.....................................        66         4,680           7,237
                                                               -------      --------        --------
Net cash (used in) provided by continuing operations........    (6,435)        5,270            (271)
Net cash (used in) provided by discontinued operations......        (9)          495              69
                                                               -------      --------        --------
    Net cash (used in) provided by operating activities.....    (6,444)        5,765            (202)

INVESTING ACTIVITIES:
Purchases of property and equipment and other long lived
  assets....................................................    (2,978)       (4,563)         (5,581)
Purchase of short-term investments..........................        --            --         (92,394)
Redemption of short-term investments........................        --            --          19,500
Acquisition of business, net of cash acquired...............        --          (200)             22
Investments in other companies..............................        --            --          (7,075)
                                                               -------      --------        --------
    Net cash used in investing activities...................    (2,978)       (4,763)        (85,528)

FINANCING ACTIVITIES:
Proceeds from long-term debt................................    14,213            --              --
Proceeds from short-term borrowings.........................     2,604         1,000           2,510
Payments on short-term borrowings...........................       (50)       (1,087)         (4,833)
Advances from (payments to) affiliated companies............    (8,617)          444          (2,523)
Issuance of common stock net of issuance cost...............     5,750            --         109,688
Payments to stockholders....................................    (5,435)           --              --
                                                               -------      --------        --------
    Net cash provided by financing activities...............     8,465           357         104,842
Effect of exchange rate changes.............................        71           (51)            180
                                                               -------      --------        --------
Net change in cash and cash equivalents.....................      (886)        1,308          19,292
Cash and cash equivalents at beginning of period............     2,021         1,135           2,443
                                                               -------      --------        --------
Cash and cash equivalents at end of period..................   $ 1,135      $  2,443        $ 21,735
                                                               =======      ========        ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest....................................   $ 1,019      $  1,232        $    610
  Cash paid for taxes.......................................       153           464             202
NON-CASH FINANCING ACTIVITIES:
  Issuance of common stock for investment in other
    company.................................................        --            --           2,193

        The accompanying notes are an integral part of these statements.

                             BRUKER DALTONICS INC.

                         NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

    Bruker Daltonics Inc. and its wholly-owned subsidiaries (the "Company") design, manufacture and market proprietary life science systems based on their mass spectrometry core technology platforms. The Company also sells a broad range of field analytical systems for substance detection and pathogen identification. The Company maintains major technical centers in Europe, North America and Japan. Bruker Daltonics allocates substantial capital and resources to research and development and is party to various collaborations and strategic alliances. The Company's diverse customer base includes pharmaceutical companies, biotechnology companies, proteomic companies, academic institutions and government agencies.

    These financial statements represent the consolidated accounts of Bruker Daltonics Inc., and its wholly-owned subsidiaries as of December 31, 1999 and 2000 and for the years then ended, and the combined accounts of Bruker Daltonics Inc., and its affiliated companies for the year ended December 31, 1998 (see Note 3). All significant intercompany accounts and transactions have been eliminated in consolidation and combination, respectively.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

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

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with original maturities of 90 days or less at date of purchase to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair market value at year end.

SHORT-TERM INVESTMENTS

    The Company accounts for its short-term investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's investments, which are carried at fair value, consist of funds comprised of short-term money market and bond instruments and have been classified as available-for-sale at December 31, 2000.

CONCENTRATION OF CREDIT RISK

    Financial instruments which subject the Company to credit risk consist of cash and cash equivalents, short-term investments and accounts receivables. The risk with respect to cash and cash equivalents and short-term investments is minimized by the Company's policy of investing in short-term financial instruments issued by highly-rated financial institutions. The risk with respect to accounts receivable is minimized by the credit worthiness of the Company's customers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require

                             BRUKER DALTONICS INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) collateral. Credit losses have been within management's expectations. For the years ended December 31, 1998, 1999 and 2000, two customers accounted for an aggregate of 32%, 30% and 11%, respectively, of the Company's product revenue. Accounts receivables for these two customers accounted for an aggregate of 3% of total receivables as of December 31, 1999 and 2000.

INVENTORIES

    Inventories are stated at the lower of cost or market with cost determined by the first-in, first-out, ("FIFO") method.

    Inventories include demonstration equipment which the Company offers to current and potential customers. The Company amortizes its demonstration equipment over a three year period. Amortization expense for demonstration equipment was approximately $259,000, $307,000 and $952,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment which includes land, buildings, machinery and equipment, furniture and fixtures and leasehold improvements are stated at cost. Depreciable assets are being depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings........................  25 years
Machinery and equipment..........  5-10 years
Furniture and fixtures...........  3-5 years
Leasehold improvements...........  Shorter of 15 years or the life of the lease

SOFTWARE COSTS

    Purchased software is capitalized at cost and is amortized over the estimated useful life, generally three years. Software developed for use in the Company's products is expensed as incurred and is classified as research and development expense.

OTHER ASSETS

    Other assets consist principally of patents and licenses. Patents, patent applications and rights are stated at acquisition cost. Amortization of patents is recorded using the straight-line method over the legal lives of the patents, generally for periods ranging up to ten years. Accumulated amortization of these assets was approximately $1,121,000 and $1,177,000 as of December 31, 1999 and 2000, respectively.

INVESTMENTS IN OTHER COMPANIES

    Investment in other companies consists of equity securities of privately-held companies and is accounted for under the cost method. The Company's ownership interest in each of these individual companies is less than 20%.

                             BRUKER DALTONICS INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
LONG-LIVED ASSETS

    The Company reviews long-lived assets for impairment, in accordance with Statement of Financial Accounting Standard (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of," whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Assets are written-down to fair value when the carrying costs exceed this amount. Any impairment losses are determined based upon estimated future cash flows and fair values. To date, no such indicators of impairment have been identified.

WARRANTY COSTS

    The Company provides a one year parts and labor warranty with the purchase of equipment. The anticipated cost for this one year warranty is accrued upon recognition of the sale and is included as a current liability on the accompanying balance sheets.

CUSTOMER DEPOSITS

    Under the terms and conditions of contracts with certain customers, the Company may require an advance deposit. These deposit amounts are recorded as a liability until revenue is recognized against the specific contract at time of acceptance of the system.

PATENT LITIGATION COSTS

    The Company records charges for the costs it anticipates incurring in connection with litigation and claims against the Company when management can reasonably estimate these costs.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, amounts due from/to affiliated companies and long-term debt. The carrying amounts of the Company's cash and cash equivalents, short-term investments, accounts receivable, accounts payable and amounts due from/to affiliated companies approximate fair value due to their short-term nature. The fair value of long-term debt is estimated based on current interest rates offered to the Company for financing arrangements with similar maturities. The recorded value of these financial instruments approximate their fair value at December 31, 1999 and 2000.

FOREIGN CURRENCY TRANSLATION

    In accordance with Statement of Financial Accounting Standards (SFAS)
No. 52, "Foreign Currency Translation," all balance sheet accounts of foreign subsidiaries are translated into United

                             BRUKER DALTONICS INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
States dollars at the current exchange rate, and income statement items are translated at the average exchange rate for the period; resulting translation adjustments are made directly to accumulated other comprehensive income (loss) in stockholders' equity. Realized exchange gains and losses on foreign currency transactions are included in other income (expenses) and were immaterial in 1998 and 1999 and gains of approximately $332,000 in 2000.

REVENUE RECOGNITION

    Revenue is recognized from system sales, including hardware with embedded software, when a product is accepted by the customer, except when sold through an independent distributor, a strategic distribution partner or an unconsolidated Bruker affiliated distributor which assumes responsibility for installation, in which case the system sale is recognized when the products are shipped to the distributor and title has transferred to the distributor. Our distributors do not have price protection rights or rights to return; however, our products are warranted to be free from defect for a period of, typically, one year. Revenue from accessories and parts is recognized upon shipment, and revenue from services when performed.

    The Company also offers to its customers warranty and service agreements extending beyond the initial year of warranty for a fee. These fees are recorded as deferred revenue and amortized into revenue over the life of the agreements.

    Other revenues, which are principally comprised of research and development grants, are recognized as grant work is performed.

    The Company believes that its revenue recognition policies comply with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" and with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, "Software Revenue Recognition."

ADVERTISING COSTS

    Advertising costs are expensed as incurred. Advertising expenses included in sales and marketing were approximately $452,000, $364,000 and $793,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

INCOME TAXES

    The Company provides for income taxes under the liability method prescribed by SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

ACCOUNTING DEVELOPMENTS

    In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The provisions of the statement require the recognition of all derivatives as either assets or liabilities in the statement of financial

                             BRUKER DALTONICS INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) position and the measurement of those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company is required to implement the statement in the first quarter of fiscal 2001. The Company does not believe that this new accounting standard will have a material impact on the financial statements.

RECLASSIFICATIONS

    Certain amounts in the accompanying combined / consolidated financial statements have been reclassified to conform with the 2000 presentation.

3. ACQUISITIONS

BRUKER DALTONIK GMBH

    Effective December 21, 1998, Bruker Daltonics Inc. acquired all the equity interests of Bruker Daltonik GmbH, formerly known as Bruker Franzen Analytik GmbH (a manufacturer of mass spectrometers), for $5,435,012 funded through the issuance of 5,750,000 shares of common stock for $1.00 per share to existing stockholders. The operations of Bruker Daltonik GmbH and its subsidiary, Bruker Saxonia Analytik GmbH, based in Germany, are included in the 1998 combined statements of operations for comparative purposes. The transaction represented an exchange between entities under common control, and, accordingly, the assets acquired and liabilities assumed have been accounted for at historical cost in a manner similar to a pooling-of-interests.

PROTEIGENE, INC.

    In December 1999, the Company acquired a 49% interest in ProteiGene, Inc. from an officer of the Company for $50,000, the estimated fair market value. In March 2000, the Company acquired the remaining 51% interest in ProteiGene, Inc. from an unrelated party for $26,000, the estimated fair market value. ProteiGene is a bioanalytical research and development company specializing in applications of mass spectrometry and bioinformatics in medical and microbiologic diagnostics. ProteiGene is developing products to be used in the care of patients suffering from routine and exotic infections, organ transplant rejection, and genetic and environmental diseases including cancers and auto-immune conditions where standard microbiologic and histopathologic diagnostics have proven ineffective.

VIKING INSTRUMENTS CORPORATION

    On June 22, 1999, the Company purchased the assets of Viking Instruments Corporation, a developer and manufacturer of transportable gas chromatrograph mass spectrometers (GC/MS). These transportable GC/MS instruments are used for laboratory and field analysis of soil, air and water for the identification and quantification of a wide variety of organic compounds and pollutants. The acquisition cost was $150,000, and the results of operations are included in the accompanying consolidated financial statements from the date of acquisition. In connection with the acquisition, $100,000 was expensed as purchased in-process research and development, $25,000 was allocated to core technology and classified as an intangible, $20,000 was allocated to inventory and $5,000 was allocated to fixed assets. The amortization period is five years for the intangibles and three to five years for the fixed assets.

                             BRUKER DALTONICS INC.

3. ACQUISITIONS (CONTINUED)
    The $100,000 in-process research and development was attributed to the Viking 573, a transportable gas chromatrograph mass spectrometer, and supported by a discounted probable cash flow analysis on a project-by-project basis modified to reflect the stage of completion of the in-process research and development expenditures. As of June 22, 1999, the feasibility of the acquired technology had not been established, and the acquired technology had no future alternative uses.

GENEVA PROTEOMICS, INC.

    In November 2000, the Company acquired 909,091 shares of Series B Preferred Stock of Geneva Proteomics, Inc. in exchange for $7 million in cash and 79,218 shares of the Company's common stock. The acquired securities are included in investments in other companies and are accounted for under the cost method.

4. INVENTORIES

    The components of inventories were as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Raw materials...............................................  $ 5,849    $14,391
Work-in-process.............................................   10,777     13,690
Finished goods..............................................    8,816      8,699
                                                              -------    -------
                                                              $25,442    $36,780
                                                              =======    =======

5. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consisted of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Land........................................................  $ 1,480    $ 2,430
Buildings...................................................   24,165     22,403
Office furniture, machinery and equipment...................   18,328     20,408
Leasehold improvements......................................       11         16
                                                              -------    -------
                                                               43,984     45,257
Less accumulated depreciation and amortization..............  (18,633)   (19,729)
                                                              -------    -------
                                                              $25,351    $25,528
                                                              =======    =======

    Depreciation expense for the years ended December 31, 1998, 1999 and 2000 was approximately $2,465,000 $3,317,000 and $3,176,000, respectively.
Amortization of leasehold improvements is included with depreciation in the accompanying financial statements.

                             BRUKER DALTONICS INC.

6. INCOME TAXES

    The components of income (loss) from continuing operations before provision for income taxes consisted of the following for the years ended December 31, 1998, 1999 and 2000:

                                                              YEAR ENDED
                                                             DECEMBER 31,
                                                    ------------------------------
                                                      1998       1999       2000
                                                    --------   --------   --------
                                                            (IN THOUSANDS)
United States.....................................  $   230    $(1,527)    $  (24)
Foreign...........................................   (1,118)     3,390      2,344
                                                    -------    -------     ------
                                                    $  (888)   $ 1,863     $2,320
                                                    =======    =======     ======

    Significant components of the provision (benefit) for income taxes for the years ended December 31, 1998, 1999 and 2000 were as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                      ------------------------------
                                                        1998       1999       2000
                                                      --------   --------   --------
                                                              (IN THOUSANDS)
Current:
  Federal...........................................   $  97     $    --     $   --
  State.............................................      11          --          3
  Foreign...........................................      --          72      3,591
                                                       -----     -------     ------
                                                         108          72      3,594
                                                       -----     -------     ------
Deferred:
  Federal...........................................     (26)         --       (792)
  State.............................................     (82)         --       (146)
  Foreign...........................................      --         915     (2,402)
                                                       -----     -------     ------
                                                        (108)        915     (3,340)
                                                       -----     -------     ------
        Total income taxes on continuing
          operations................................   $  --     $   987     $  254
                                                       =====     =======     ======

    The reconciliation of income tax computed at the United States federal statutory tax rate to income tax expense for the years ended December 31, 1998, 1999 and 2000 were as follows:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                        ------------------------------
                                                          1998       1999       2000
                                                        --------   --------   --------
Income tax (benefit) at statutory rate................    34.0%      34.0%      34.0%
Add (deduct):
  Change in valuation allowance.......................   (30.5)      35.6      (32.9)
  Change in enacted rates.............................      --         --      (42.3)
  Foreign income tax at differing rates...............      --       (8.9)      58.2
  Other...............................................    (3.5)      (7.8)      (6.1)
                                                         -----      -----      -----
                                                            --       52.9%      10.9%
                                                         =====      =====      =====

                             BRUKER DALTONICS INC.

6. INCOME TAXES (CONTINUED)
    The components of the Company's deferred income taxes were as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Deferred tax assets:
  Inventory.................................................  $   880    $ 1,353
  Warranty accrual..........................................      257        128
  Allowance for doubtful accounts...........................       11         11
  R & D and other tax credit carryforwards..................      225      1,234
  Net operating loss carryforward...........................      171        940
  Other.....................................................      456         67
                                                              -------    -------
                                                                2,000      3,733
Valuation allowance.........................................     (763)        --
                                                              -------    -------
Net deferred tax assets.....................................    1,237      3,733
Deferred tax liabilities:
  Patent litigation costs...................................   (4,023)    (3,513)
  Excess tax over book depreciation.........................   (4,939)    (3,487)
  Other.....................................................     (162)      (540)
                                                              -------    -------
Total deferred tax liabilities..............................   (9,124)    (7,540)
                                                              -------    -------
Net deferred tax liability..................................  $(7,887)   $(3,807)
                                                              =======    =======

    For financial reporting purposes, a valuation allowance at December 31, 1999 was recognized to offset deferred tax assets since uncertainty existed with respect to future realization of deferred tax assets. No valuation allowance was necessary at December 31, 2000.

    As of December 31, 2000, research and development tax credits and net operating loss carryforwards were available to reduce future federal, state and foreign tax liabilities. These credits expire at various dates through the year 2020.

    Undistributed earnings of foreign subsidiaries aggregated approximately $9.7 million at December 31, 2000, which, under existing law, will not be subject to United States tax until distributed as dividends. Because the earnings have been or are intended to be indefinitely reinvested in foreign operations, no provision has been made for United States income taxes that may be applicable thereto.

                             BRUKER DALTONICS INC.

7. FINANCING ARRANGEMENTS

    In August 1999, the Company entered into a revolving line of credit with Citizens Bank in the amount of $2,500,000. This line, which is secured by certain inventory, receivables and equipment in the United States, is used to provide working capital and expires July 31, 2001. Interest on this line of credit is at the lower of LIBOR plus 175 basis points (8.15% at December 31, 2000) or the Prime Rate (9.50% at December 31, 2000). There is no commitment fee on the unused portion of the line. As of December 31, 1999 and 2000, the Company had $1,000,000 and $0, respectively, outstanding on this line of credit.

    The Company also maintained revolving lines of credit in 1999 and 2000, respectively, of approximately $6,200,000 and $7,700,000, among German banks at interest rates ranging between 6.45% and 6.75%. At December 31, 1999 and 2000, $1,496,350 and $0, respectively, were outstanding against these revolving lines of credit. The lines are secured by certain inventory and accounts receivable in Germany and are renewable in June 2001.

    The Company has three notes payable with outstanding balances aggregating $12,843,582 and $12,036,591 as of December 31, 1999 and 2000, respectively. One note ($5,137,434 and $4,814,636 at December 31, 1999 and 2000, respectively), with an interest rate of 5.10%, is payable in full in 2003. The other two notes ($7,706,148 and $7,221,955 in the aggregate at December 31, 1999 and 2000, respectively), have an interest rate of 4.65% and are due in 2008. Interest is due monthly, and all obligations are collateralized by the land and buildings of Bruker Daltonik GmbH.

8. STOCKHOLDER'S EQUITY

INITIAL PUBLIC OFFERING

    On August 3, 2000, the Company issued 9,200,000 shares of its common stock for $119,600,000 (or $13 per share). The Company incurred $9,912,000 in offering costs as a result of this transaction.

PREFERRED STOCK

    At December 31, 2000, 5,000,000 shares of Blank Check Preferred Stock with a stated par value of $0.01 per share were authorized, none of which have been issued.

STOCK SPLIT

    On February 14, 2000, the Board of Directors of Bruker Daltonics Inc. authorized a seven-for-one stock split in the form of a stock dividend. Stockholders of record received six additional shares of common stock for every share they owned. All common shares and per share data in the accompanying financial statements have been restated to reflect the stock split.

STOCK OPTIONS

    In February 2000, the Board of Directors adopted and the Stockholders approved the 2000 Stock Option Plan ("the Plan"). The Plan provides for the issuance of up to 2,188,000 shares of common stock in connection with awards under the Plan. The Plan allows a committee of the Board of Directors (the "Committee") to grant incentive stock options, non-qualified stock options, stock appreciation rights and stock awards (including the use of restricted stock and phantom shares). The Committee has the authority to determine which employees will receive the rewards, the amount of the awards and other terms and conditions of the award. During the year ended December 31, 2000, the

                             BRUKER DALTONICS INC.

8. STOCKHOLDER'S EQUITY (CONTINUED)
Committee granted stock options for 871,385 shares of common stock, which vest over three-to-five year periods.

    Stock option activity for the year ended December 31, 2000 is as follows:

                                                                         WEIGHTED
                                                                         AVERAGE
                                                           OPTIONS    EXERCISE PRICE
                                                           --------   --------------
Outstanding at December 31, 1999.........................       --            --
Granted..................................................  871,385         $6.41
Exercised................................................       --            --
Forfeited................................................   39,785          5.27
                                                           -------
Outstanding at December 31, 2000.........................  831,600         $6.46
                                                           =======
Exercisable at December 31, 2000.........................       --
                                                           =======
The weighted average fair value of options granted during
  the year...............................................                  $1.76

    The following table summarizes information about stock options outstanding at December 31, 2000:

                                                                        WEIGHTED-
                                                        NUMBER OF        AVERAGE
                                                         OPTIONS        REMAINING
                                                      OUTSTANDING AT   CONTRACTUAL
                                                       DECEMBER 31,      LIFE IN
RANGE OF EXERCISE PRICES                                   2000           YEARS
------------------------                              --------------   -----------
$5.27--$8.00........................................     755,350           9.16
$17.875.............................................      76,250           9.91
                                                         -------
                                                         831,600           9.23
                                                         =======

    The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and has adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under APB 25, because the exercise price of the Company's stock options equaled the fair market value of the underlying stock on the date of grant, no compensation expense was recognized.

    Stock options granted to non-employees, including Scientific Advisory Board Members, are accounted for in accordance with Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services," which requires the value of such options to be remeasured as they vest over a performance period. The fair value of such options is determined using the Black-Scholes model and the resulting charge is recognized as the related services are performed. The Company has incurred approximately $181,000 of net compensation expense relating to non-employee grants during the year ended December 31, 2000.

    Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if Bruker Daltonics has accounted for its

                             BRUKER DALTONICS INC.

8. STOCKHOLDER'S EQUITY (CONTINUED)
employee stock options under the fair value method of the Statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2000: risk-free interest rates ranging from 5.45% to 6.65%; expected dividend yield of 0%; volatility factor of 0.151 to 0.386; and a weighted-average expected life of the options of three-to-five years.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    For purposes of pro forma disclosures, the estimated fair value of stock options is amortized to expense over the options' respective vesting periods, and the estimated fair value of shares issued under the Company's stock option plan has been determined based on the fair value at date of grant as defined by SFAS 123. The Company's pro forma results for the year ended December 31, 2000 would have been as follows:

Pro forma net income (in thousands).........................   $2,089
Pro forma earnings per common share:
  Basic.....................................................   $ 0.04
  Diluted...................................................   $ 0.04

9. SEGMENT AND GEOGRAPHIC INFORMATION

    The Company operates in one business segment and engages in the design, manufacturing and marketing of proprietary life science systems, process analysis systems and analytical instruments based primarily on mass spectrometry technology.

GEOGRAPHIC AREAS

    Information concerning principal geographic areas is as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1998       1999       2000
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Net product revenues from external customers(1)
  Germany............................................  $26,621    $31,695    $38,862
  United States......................................   13,536     22,166     22,913
  Other..............................................       --      6,759     12,997
                                                       -------    -------    -------
                                                       $40,157    $60,620    $74,772
                                                       =======    =======    =======

------------------------

(1) Net product revenues are attributable to geographic areas based on the region of sale.

                             BRUKER DALTONICS INC.

9. SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

                                                              DECEMBER 31,
                                                    --------------------------------
                                                      1998       1999        2000
                                                    --------   --------   ----------
                                                             (IN THOUSANDS)
Long-lived assets (excluding intangible assets)
  Germany.........................................  $28,037    $24,284     $ 23,761
  United States...................................      328        484        1,653
  Other...........................................       --        673          567
                                                    -------    -------     --------
                                                    $28,365    $25,441     $ 25,981
                                                    =======    =======     ========
Net assets
  Germany.........................................  $ 9,307    $11,320     $ 15,357
  United States...................................    6,822      5,294      117,539
  Other...........................................       --        357       (1,397)
                                                    -------    -------     --------
                                                     16,129     16,971      131,499
  Elimination entries.............................   (5,789)    (6,913)      (7,327)
                                                    -------    -------     --------
                                                    $10,340    $10,058     $124,172
                                                    =======    =======     ========

10. DISCONTINUED OPERATIONS

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

    Summary results for the discontinued operations for the years ended December 31, 1998, 1999 and 2000 are as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                          ------------------------------
                                                            1998       1999       2000
                                                          --------   --------   --------
                                                                  (IN THOUSANDS)
Net product revenues....................................   $2,853     $2,742     $1,223
Total costs and expenses................................   (2,214)    (2,120)      (880)
Provision for income taxes..............................     (256)      (249)      (159)
                                                           ------     ------     ------
Income from discontinued operations.....................   $  383     $  373     $  184
                                                           ======     ======     ======

    The assets and liabilities of the discontinued operations as of December 31, 1999 consisted of inventories of $32,000 and accounts payable of $147,000.

11. RELATED-PARTY TRANSACTIONS

    The Company is affiliated, through common stockholders, with several other entities which use the Bruker name. The Company and its affiliates have entered into a sharing agreement which provides for the sharing of specified intellectual property rights, services, facilities and other related items.

                             BRUKER DALTONICS INC.

11. RELATED-PARTY TRANSACTIONS (CONTINUED)
    The Company recognized sales to affiliated entities of approximately $9,805,000 in 1998, $10,307,000 in 1999 and $9,378,000 in 2000 and purchases from affiliated entities of approximately $3,914,000 in 1998, $3,209,000 in 1999 and $5,627,000 in 2000.

    In 1998, 1999 and 2000, various Bruker affiliates provided administrative and other services (including office space) to the Company at a cost of approximately $227,000, $437,000 and $443,000, respectively, based on its assessment of the estimated fair market value of such services.

    In 2000, the Company purchased land from a principal shareholder for $742,000, the estimated fair market value.

12. EMPLOYEE BENEFIT PLANS

    The Company maintains or sponsors various defined contribution retirement plans that cover domestic and international employees. The Company may make contributions to these plans at its discretion. Retirement benefits earned are generally based on years of service and compensation during active employment. Eligibility is generally determined in accordance with local statutory requirements. However, the level of benefits and terms of vesting may vary among plans. The Company contributed approximately $66,000, $123,000 and $199,000 in 1998, 1999 and 2000, respectively.

13. COMMITMENTS AND CONTINGENCIES

LICENSE AGREEMENTS

    The Company has entered into license agreements allowing the Company to utilize certain patents. If these patents are used in connection with a commercial product sale, the Company pays royalties ranging from 0.15% to 5.00% on the related product revenues. Licensing fees for the years ended
December 31, 1998, 1999 and 2000 were approximately $146,000, $178,000 and
$238,000, respectively.

GRANTS

    The Company had a grant from the National Institute of Standards and Technology (NIST) Advanced Technology Program, which commenced on March 1, 1995 and ran through February 28, 2000. This grant was for the development of a DNA sequencing time-of-flight mass spectrometer with a total project cost of $7 million, of which $3.5 million will be reimbursed from NIST. The Company's expenditures were $1.3 million, $2.1 million and $703,000 in 1998, 1999 and 2000, respectively. Amounts reimbursed from NIST were approximately $594,000, $1 million and $226,000 in 1998, 1999 and 2000, respectively, and are classified in other revenues.

    The Company's wholly-owned subsidiary, Bruker Daltonik GmbH and its subsidiary Bruker Saxonia Analytik GmbH, are the recipients of six grants from German government authorities. The grants were made in connection with the Company's development of specific spectrometers and components of spectrometers. Total grants awarded amount to $4.5 million and expire through December 31, 2001. Amounts received under these grants during 1998, 1999 and 2000 totaled $1.5 million, $3 million and $1.2 million, respectively, and are classified in other revenues. Total expenditures related to these grants were $3 million, $3.2 million and $2.7 million in 1998, 1999 and 2000, respectively.

                             BRUKER DALTONICS INC.

13. COMMITMENTS AND CONTINGENCIES (CONTINUED)
LEGAL

    The Company's wholly-owned subsidiary, Bruker Daltonik GmbH, had a
$5.8 million and $4.1 million accrued liability at December 31, 1999 and 2000, respectively, related to certain patent infringement litigation filed by a competitor. In 1997, the competitor initiated an action in the United States District Court of Massachusetts alleging patent infringement against the Company and Agilent (formerly a division of Hewlett-Packard). The competitor has also filed a request for an investigation of its patent infringement claims with the United States International Trade Commission (ITC) and has filed suit against the Company in Germany, France and the United Kingdom.

    In 1998, the ITC found in favor of the Company, and in 1999, the Court of Appeals for the Federal Circuit confirmed, in part, the ITC decision in favor of the Company. The Company has filed counterclaims in relation to these patent claims and in 1999 filed an anti-trust suit against the competitor in Massachusetts Federal Court. The Company believes that it has a meritorious defense to the competitor's claims and intends to vigorously defend itself.

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

                             BRUKER DALTONICS INC.

14. QUARTERLY INFORMATION (UNAUDITED)

    A summary of operating results for the quarterly periods in the two years ended December 31, 2000 is set forth below:

                                                                    QUARTER ENDED
                                                   ------------------------------------------------
                                                   MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31    TOTAL
                                                   --------   --------   ------------   -----------   --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
YEAR ENDED DECEMBER 31, 2000
Net revenues.....................................  $14,599    $17,523       $22,690       $21,790     $76,602
Operating income (loss) from continuing
  operations.....................................      450        448           577          (741)        734
Income from continuing operations................      137        118           581         1,230       2,066
Income from discontinued operations,
  net of income tax..............................       37         95            52            --         184
Net income.......................................      174        213           633         1,230       2,250
Net income per share--basic and diluted
  Income from continuing operations..............    $0.00      $0.01         $0.01         $0.02       $0.04
  Income from discontinued operations,
    net of income tax............................     0.00       0.00          0.00          0.00        0.00
                                                   -------    -------       -------       -------     -------
Net income.......................................    $0.00      $0.01         $0.01         $0.02       $0.04

    During the quarter ended December 31, 2000, the Company recorded a provision for loss on contract of $1.1 million.

                                                                    QUARTER ENDED
                                                   ------------------------------------------------
                                                   MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31    TOTAL
                                                   --------   --------   ------------   -----------   --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
YEAR ENDED DECEMBER 31, 1999
Net revenues.....................................  $11,898    $15,687       $18,007       $19,098     $64,690
Operating income (loss) from continuing
  operations.....................................      (99)       465         1,064         1,210       2,640
Income (loss) from continuing operations.........     (106)       137           394           451         876
Income from discontinued operations,
  net of income tax..............................       90        101            75           107         373
Net income (loss)................................      (16)       238           469           558       1,249
Net income per share--basic and diluted
  Income from continuing operations..............    $0.00      $0.01         $0.01         $0.01       $0.02
  Income from discontinued operations,
    net of income tax............................     0.00       0.00          0.00          0.00        0.01
                                                   -------    -------       -------       -------     -------
Net income.......................................    $0.00      $0.01         $0.01         $0.01       $0.03

    (2) FINANCIAL STATEMENTS SCHEDULES

    All schedules have been omitted since they are either not applicable, not required or the information is included elsewhere herein.

    (3) EXHIBITS

    See (c) below

(b) Reports on Form 8-K

    None.

(c) List of Exhibits

       EXHIBIT
         NO.                                       TITLE
---------------------                              -----
        **2.1           Asset Purchase Agreement dated July 1, 1996 between the
                          Registrant and Spectrospin AG

        **2.2           Share Purchase Agreement dated December 9, 1998 among the
                          Registrant, Bruker Physik AG and the estate of Dr.
                          Guenther R. Laukien

        **2.3           Asset Purchase Agreement dated May 28, 1999 between the
                          Registrant and Viking Instruments Corp

        **2.4           ProteiGene Share Purchase Agreement dated December 6, 1999 between the Registrant and Frank H. Laukien

        **2.5           ProteiGene Share Purchase Agreement dated March 1, 2000
                          between the Registrant and Sidney R. Kaufman

        **3.1           Amended and Restated Certificate of Incorporation of the
                          Registrant

        **3.2           Amended and Restated Bylaws of the Registrant

        **4.1           Specimen stock certificate representing shares of common
                          stock of the Registrant

       **10.1           2000 Stock Option Plan

       **10.2           Sharing Agreement dated as of February 28, 2000 among the
                          Registrant and 13 affiliates of the Registrant

      **+10.3           Collaboration and OEM Agreement dated March 6, 2000 between
                          PerkinElmer Instruments LLC and its Affiliates and the
                          Registrant and its Affiliates

      **+10.4           Cooperation Agreement dated November 15, 1999 between Bruker
                          Daltonik GmbH and MWG-Biotech AG

      **+10.5           License Agreement dated August 10, 1998 between the
                          Registrant and Indiana University's Advanced Research &
                          Technology Institute

       **10.6           Lease dated June 27, 1996 between the Registrant and Bruker
                          Instruments, Inc., as amended

      **+10.7           ITMS Collaboration Agreement by and between Hewlett-Packard, the Registrant and Bruker Daltonik GmbH, dated April 28,
                          1999

      **+10.8           Collaboration Agreement dated December 4, 1997 between
                          Bruker-Franzen Analytik GmbH and Sequenom Instruments GmbH

      **+10.9           Agreement by and between the Bruker Daltonik GmbH, Bruker
                          Saxonia Analytik GmbH and Bruker Optik GmbH dated March
                          31, 2000

       EXHIBIT
         NO.                                       TITLE
---------------------                              -----
        +10.10          Strategic Alliance Agreement between the Registrant and
                          Geneva Proteomics, Inc. dated September 12, 2000

         10.11          Standard Form Purchase and Sale Agreement by and between
                          Bruker Daltonics Inc. and Isolde Laukien dated as of
                          December 1, 2000

         21.1           Subsidiaries of the Registrant

         23.1           Consent of Independent Auditors

         24.1           Power of attorney (included on page S-1)

------------------------

** Incorporated by reference from our registration statement on Form S-1, registration number 333-34820, declared effective by the Securities and Exchange Commission on August 3, 2000.

+ Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Commission.

    All other schedules for which provisions are made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       BRUKER DALTONICS INC.

                                                       By:  /s/ FRANK H. LAUKIEN
                                                            -----------------------------------------
                                                            Name: Frank H. Laukien, Ph.D.
                                                            Title: President, Chief Executive Officer
                                                            and
                                                            Chairman
                                                            Date: March 28, 2001

    We, the undersigned officers and directors of Bruker Daltonics Inc., hereby severally constitute and appoint Frank H. Laukien, Ph.D to sign for us and in our names in the capacities indicated below, the report on Form 10-K filed herewith and any and all amendments to such report, and to file the same, with all exhibits thereto and other documents in connection therewith, in each case, with the Securities and Exchange Commission, and generally to do all such things in our names and on our behalf in our capacities consistent with the provisions of the Securities Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        NAME                                       TITLE                    DATE
                        ----                                       -----                    ----
                                                       President and Chief Executive
                /s/ FRANK H. LAUKIEN                     Officer and Chairman of the
     -------------------------------------------         Board (Principal Executive    March 28, 2001
               Frank H. Laukien, Ph.D.                   Officer)

                                                       Corporate Controller and
                 /s/ JOHN J. HULBURT                     Treasurer (Principal
     -------------------------------------------         Financial and Accounting      March 28, 2001
                   John J. Hulburt                       Officer)

                   /s/ DIETER KOCH
     -------------------------------------------       Director                        March 28, 2001
                 Dieter Koch, Ph.D.

                /s/ BERNHARD WANGLER
     -------------------------------------------       Director                        March 28, 2001
                  Bernhard Wangler

                /s/ WILLIAM A. LINTON
     -------------------------------------------       Director                        March 28, 2001
                  William A. Linton

                        NAME                                       TITLE                    DATE
                        ----                                       -----                    ----
                 /s/ COLLIN D'SILVA
     -------------------------------------------       Director                        March 28, 2001
                   Collin D'Silva

                /s/ RICHARD M. STEIN
     -------------------------------------------       Director                        March 28, 2001
                  Richard M. Stein

           /s/ M. CHRISTOPHER CANAVAN, JR.
     -------------------------------------------       Director                        March 28, 2001
             M. Christopher Canavan, Jr.