Form 10-Q
period 2001-03-31
BRUKER DALTONICS INC
filed 2001-05-15
CIK 1109354

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 000-38033

                            ------------------------

                             BRUKER DALTONICS INC.

             (Exact Name of Registrant as Specified in its Charter)

              DELAWARE                              04-3110160
   (State or Other Jurisdiction of       (IRS Employer Identification No.)
   Incorporation or Organization)

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

                            (1)  Yes /X/      No / /

    As of May 7, 2001 there were 54,795,058 shares of the Registrant's common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                             PAGE
                                                                            NUMBER
                                                                           --------
PART I       FINANCIAL INFORMATION

ITEM 1:      Financial Statements (Unaudited)

             Consolidated Condensed Balance Sheets as of March 31, 2001
             and December 31, 2000.......................................      3

             Consolidated Condensed Statements of Operations for the
             three months ended March 31, 2001 and March 31, 2000........      4

             Consolidated Condensed Statements of Cash Flows for the
             three months ended March 31, 2001 and March 31, 2000........      5

             Notes to Consolidated Condensed Financial Statements........      6

ITEM 2:      Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................      9

ITEM 3:      Quantitative and Qualitative Disclosures of Market Risk.....     10

PART II      OTHER INFORMATION

ITEM 1:      Legal Proceedings...........................................     12

ITEM 2:      Changes in Securities and Use of Proceeds...................     15

ITEM 3:      Defaults Upon Senior Securities.............................     15

ITEM 4:      Submission of Matters to a Vote of Security Shareholders....     15

ITEM 5:      Other Information...........................................     15

ITEM 6:      Exhibits and Reports on Form 8-K............................     15

             SIGNATURES..................................................     16

PART I FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS (UNAUDITED)

                             BRUKER DALTONICS INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
                                                              -----------
ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 12,142      $ 21,735
  Short-term investments....................................      74,039        72,894
  Accounts receivable, net..................................      12,529        12,332
  Inventories...............................................      43,968        36,780
  Other assets..............................................       5,638         3,680
                                                                --------      --------
Total current assets........................................     148,316       147,421

Property, plant and equipment, net..........................      26,073        25,528
Intangible and other assets.................................      11,320        11,605
                                                                --------      --------

TOTAL ASSETS................................................    $185,709      $184,554
                                                                ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Short-term bank borrowings................................    $  2,004      $     --
  Accounts payable and accrued expenses.....................      14,395        13,138
  Other liabilities.........................................      23,925        23,229
                                                                --------      --------
Total current liabilities...................................      40,324        36,367

Long-term debt..............................................      11,232        12,037
Other long term liabilities.................................      10,954        11,978

Common stock, $0.01 par value, authorized 100,000,000
  shares, issued and outstanding 54,791,258 in 2001 and
  54,779,218 in 2000........................................         548           548
Other stockholders' equity..................................     122,651       123,624
                                                                --------      --------
Total stockholders' equity..................................     123,199       124,172
                                                                --------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................    $185,709      $184,554
                                                                ========      ========

SEE ACCOMPANYING NOTES.

                             BRUKER DALTONICS INC.

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Product revenues............................................  $21,742    $14,035
Other revenues..............................................      166        564
                                                              -------    -------
      Net revenues..........................................   21,908     14,599

COSTS AND OPERATING EXPENSES:
  Cost of product revenue...................................   10,433      6,574
  Sales and marketing.......................................    4,881      2,564
  General and administrative................................    1,288      1,108
  Research and development..................................    4,639      3,600
  Patent litigation costs...................................       --        303
                                                              -------    -------
Total costs and operating expenses..........................   21,241     14,149
                                                              -------    -------
Operating income from continuing operations.................      667        450
Interest and other income (expenses), net...................      945       (128)
                                                              -------    -------
Income from continuing operations before provision for
  income taxes..............................................    1,612        322
Provision for income taxes..................................      667        185
                                                              -------    -------
Income from continuing operations...........................      945        137
Income from discontinued operations, net of income taxes....       --         37
                                                              -------    -------
NET INCOME..................................................  $   945    $   174
                                                              =======    =======

NET INCOME PER SHARE--BASIC AND DILUTED
Income from continuing operations...........................  $  0.02    $  0.00
Income from discontinued operations, net of income taxes....     0.00       0.00
                                                              -------    -------
NET INCOME..................................................  $  0.02    $  0.00
                                                              =======    =======

SEE ACCOMPANYING NOTES.

                             BRUKER DALTONICS INC.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                  (UNAUDITED)

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Net cash (used in) provided by continuing operations........  $(7,789)    $   49
Net cash used in discontinued operations....................       --        (78)
                                                              -------     ------
Net cash used in operating activities.......................   (7,789)       (29)

INVESTING ACTIVITIES
Purchases of property and equipment.........................   (3,197)      (310)
Purchase of short-term investments..........................   (1,145)        --
Acquisition of business, net of cash acquired...............       --         50
                                                              -------     ------
Net cash used in investing activities.......................   (4,342)      (260)

FINANCING ACTIVITIES
Proceeds from issuance of common stock......................       63         --
Proceeds from short-term borrowings.........................    2,114        204
Advances from affiliated companies..........................    1,130      1,582
                                                              -------     ------
Net cash provided by financing activities...................    3,307      1,786
Effect of exchange rate changes.............................     (769)       (36)
                                                              -------     ------
Net change in cash and cash equivalents.....................   (9,593)     1,461
Cash and cash equivalents at beginning of period............   21,735      2,443
                                                              -------     ------
Cash and cash equivalents at end of period..................  $12,142     $3,904
                                                              =======     ======

SEE ACCOMPANYING NOTES.

                             BRUKER DALTONICS INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS

    Bruker Daltonics Inc. and its wholly-owned subsidiaries (the "Company") design, manufacture and market proprietary life science systems based on its mass spectrometry core technology platforms. The Company also sells a broad range of field analytical systems for substance detection and pathogen identification. The Company maintains major technical centers in Europe, North America and Japan. Bruker Daltonics allocates substantial capital and resources to research and development and is party to various collaborations and strategic alliances. The Company's diverse customer base includes pharmaceutical companies, biotechnology companies, proteomics companies, academic institutions and government agencies. The financial statements represent the consolidated accounts of Bruker Daltonics Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated condensed financial statements as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended December 31, 2000.

2.  INVENTORIES

    The components of inventories were as follows (in thousands):

                                                        MARCH 31,    DECEMBER 31,
                                                          2001           2000
                                                       -----------   ------------
                                                       (UNAUDITED)
Raw materials........................................    $14,126        $14,391
Work-in-process......................................     16,844         13,690
Finished goods.......................................     12,998          8,699
                                                         -------        -------
                                                         $43,968        $36,780
                                                         =======        =======

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

    The following table sets forth the computation of basic and diluted average shares outstanding for the periods indicated (in thousands):

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          -------------------
                                                            2001       2000
                                                          --------   --------
Average shares outstanding--basic.......................   54,783     45,500
Net effect of dilutive stock options--based on treasury
  stock method..........................................      533         --
                                                           ------     ------
Average shares outstanding--diluted.....................   55,316     45,500
                                                           ======     ======

4.  COMPREHENSIVE LOSS

    Total comprehensive loss consisting of net income and foreign currency translations was $1.1 million for the three months ended March 31, 2001 and $307,000 for the three months ended March 31, 2000.

5.  CONTINGENCIES

    The Company's wholly-owned subsidiary, Bruker Daltonik GmbH, has a
$3.5 million and $4.1 million accrued liability at March 31, 2001 and December 31, 2000, respectively, related to certain patent infringement litigation filed against the Company and its subsidiaries by a competitor in the United States and Germany.

    In 1997, the competitor initiated an action in the United States District Court of Massachusetts alleging patent infringement against the Company and Hewlett-Packard. The Company has responded by filing summary judgment motions of non-infringement and non-validity in relation to these patent claims. In
April 2001, the United States District Court of Massachusetts allowed one of our two summary judgement motions. The competitor also filed a request for an investigation of its patent infringement claims with the United States International Trade Commission (ITC). In 1998, the ITC found in favor of the Company, and in 1999, the Court of Appeals for the Federal Circuit confirmed, in part, the ITC decision in favor of the Company. In 1999, the Company filed an antitrust suit against the competitor in District Court of Massachusetts.

    The competitor has also filed suits against the Company in various courts in Germany. In March 2000, a District Court in Dusseldorf ruled that distribution of our esquire series of products and of the related Agilent products for use in Germany infringe two of the competitor's patents and enjoined us from offering or delivering our ion trap devices to customers domiciled in Germany. This court also ordered us to pay damages to the competitor in an amount that has not yet been determined. The Company has appealed this decision and also has challenged the validity of the patents involved in the German patent court in Munich and filed an infringement case against the competitor in the District Court in Dusseldorf. In 2001, the District Court in Dusseldorf ruled that the competitor's ion trap mass spectrometers infringe one of our patents in Germany and found the competitor liable for damages and the costs of the proceeding in an amount to be determined by the Court.

    The Company believes that it has meritorious defenses to the competitor's claims and intends to vigorously defend itself. Based on a review of the current facts and circumstances, management of the Company and its subsidiary believe that the amount of the accrued liability is a reasonable estimate of the exposure to loss associated with these matters, representing, principally, anticipated legal fees and assessments. While acknowledging the uncertainties of litigation, the Company believes that these matters will be resolved without a material effect on the Company's financial position or results of operations. However, an unfavorable outcome of these matters could result in a material adverse impact on the Company's financial statements, although an estimate of such impact cannot be made.

    Other lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. The Company believes the outcome of these proceedings, if any, will not have a material impact on the Company's financial position or results of operations.

6.  ACCOUNTING DEVELOPMENTS

    In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The provisions of the statement require the recognition of all derivatives as either assets or liabilities in the statement of financial position and the measurement of those instruments as fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company adopted the statement in the first quarter of fiscal 2001. The statement had no material impact on the financial statements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 2001 COMPARED TO QUARTER ENDED MARCH 31, 2000

    PRODUCT REVENUE.  Total product revenue for the three months ended
March 31, 2001 increased $7.7 million, or 54.9%, to $21.7 million compared to $14.0 million in 2000. Life science systems revenue and substance detection systems revenue as a percentage of product revenue was 70% and 8%, respectively, in 2001 as compared to 67% and 33%, respectively, in 2000. The increase in product revenue in 2001 was due to a continuing demand for all our life science products, with a strong emphasis on our MALDI-TOF and Ion Trap Mass Spectrometer product lines.

    OTHER REVENUE. Other revenue for the three months ended March 31, 2001 decreased $398,000, or 70.6%, to $166,000 compared to $564,000 in 2000. This decrease was due to the completion of certain projects for early-stage research and development which were funded by grants from the German and United States governments.

    COST OF PRODUCT REVENUE. Cost of product revenue for the three months ended March 31, 2001 increased $3.9 million, or 58.7%, to $10.4 million compared to $6.6 million in 2000. The cost of product revenue as a percentage of product revenue was 48.0% in 2001 as compared to 46.8% in 2000. The increase relates to the product mix of sales directly to customers and through strategic alliances.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the three months ended March 31, 2001 increased $2.5 million, or 68.0%, to $6.2 million compared to $3.7 million in 2000. Selling, general and administrative expenses as a percentage of product revenues were 28.3% in 2001 and 26.2% in 2000. The increase was due to a combination of higher sales commissions earned by our direct sales force and the addition of a few distribution subsidiaries not in operation during the three months ended
March 31, 2000. We also incurred various other costs related to being a public company.

    RESEARCH AND DEVELOPMENT. Research and development expenses for the three months ended March 31, 2001 increased $1.0 million, or 28.9%, to $4.6 million in 2001 compared to $3.6 million in 2000. As a percentage of product revenues, research and development expenses were 21.3% in 2001 compared to 25.7% in 2000. The dollar increase in 2001 was due to increased staffing and the related personnel costs and late stage testing costs incurred for our new products scheduled for introduction in 2001.

    INTEREST AND OTHER INCOME (EXPENSES), NET. Interest and other income (expenses), net for the three months ended March 31, 2001 was $945,000, compared to an interest and other expense, net of $128,000 in 2000. The difference relates to the interest earned on the additional capital raised in our initial public offering during the third quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

    Presently, we anticipate that our existing capital resources will meet our operating and investing needs through the end of 2001. Historically, we have financed our growth through a combination of cash provided from operations, debt financing and issuance of common stock. During 2001, net cash used in operating activities was $7.8 million. This is an increase in net cash used in operating activities as compared to 2000 and is primarily a result of increased inventory and other assets.

    We used $3.2 million of cash during the first three months of 2001 for capital expenditures. Such capital expenditures were made to improve productivity and expand manufacturing capacity. We expect to continue to make capital investments focused on enhancing the efficiency of our operations and supporting our growth.

    In August 2000, we entered into a revolving line of credit with Citizens Bank in the United States in the amount of $2.5 million. As of March 31, 2001 there were no amounts outstanding. This line, which is secured by portions of our inventory, receivables and equipment in the United States, was used to support working capital and expires July 31, 2001. We also maintain revolving lines of credit of approximately $6.2 million with German banks. As of March 31, 2001, there was approximately $1.6 million outstanding on these lines. Our German lines of credit are unsecured. During the first quarter of 2001, we entered into a revolving line of credit of approximately $800,000 with a Japanese bank. As of March 31, 2001, there was approximately $400,000 outstanding on this line. This line of credit is unsecured.

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

FORWARD LOOKING INFORMATION

    The matters discussed in this report contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Such statements are made pursuant to the safe harbor provisions of the "Private Securities Litigation Reform Act of 1995." The preceding discussion of the financial condition and results of operations of the Company should be read in conjunction with the interim condensed consolidated financial statements and the notes thereto included in
Part I, Item 1 of this Quarterly Report on Form 10-Q and the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

INFLATION

    We do not believe inflation has had a material impact on our business or operating results during the periods presented.

IMPACT OF FOREIGN CURRENCIES

    We sell our products in many countries, and a substantial portion of our sales and a portion of our costs and expenses are denominated in foreign currencies, especially in Euro. Historically, our realized foreign exchange gains and losses have not been material. Accordingly, we have not hedged our foreign currency position in the past. However, as we expand our sales internationally, we plan to evaluate our currency risks, and we may enter into foreign exchange contracts from time to time to mitigate foreign currency exposure.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

    Part of the information called for by this item is provided under the caption "Liquidity and Capital Resources" and "Impact of Foreign Currencies" under Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The Company does not use derivative financial instruments for trading or speculative purposes. However, the Company regularly invests excess cash in overnight repurchase agreements and interest-bearing investment-grade securities that we hold for the duration of the term of the respective instrument and are subject to changes in short-term interest rates. The Company believes that the market risk arising from holding these financial instruments is minimal.

    The Company's exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on its investment portfolio since the Company's long-term debt has a fixed rate. The Company ensures the safety and preservation of invested funds by limiting default risks, market risk and reinvestment risk. The Company mitigates default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company's interest sensitive financial instruments at March 31, 2001. Declines in interest rates over time will, however, reduce the Company's interest income.

PART II OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

FINNIGAN LITIGATION

    Since December 31, 1996, the Company has been involved in patent litigation with a competitor, Finnigan, a subsidiary of Thermo Electron Corporation.

    INTERNATIONAL TRADE COMMISSION INVESTIGATION AND APPEAL. In January 1997, Finnigan filed a complaint with the United States International Trade Commission alleging that our esquire mass spectrometer products which are based on our ion trap technology and a related product sold by our strategic partner, Agilent (formerly a division of Hewlett Packard), infringe Finnigan's U.S. Patent
No. 4,540,884, or the '884 patent, and U.S. Patent Reissue No. 34,000, or the '000 patent. In February 1998, an administrative law judge initially found that some claims of the '884 patent were not infringed, some claims of the '884 patent were invalid, and the '000 patent was invalid. In April 1998, the Commission issued a final determination confirming, in most respects, the initial determination. Finnigan appealed the determination for the '884 patent only to the Court of Appeals for the Federal Circuit. In June 1999, this appeals court reversed the finding of invalidity of some claims of the '884 patent, but affirmed that our products did not infringe the '884 patent. The impact of this decision was to leave in effect the order of the Commission denying Finnigan the relief it sought.

    PATENT INFRINGEMENT ACTION BY FINNIGAN IN UNITED STATES DISTRICT COURT. In December 1996, Finnigan brought suit in the United States District Court for the District of Massachusetts alleging that our esquire series of mass spectrometer products and a related product marketed by Agilent infringe the '000 and the '884 patents. At present, Finnigan is only asserting two claims of the '000 patent and one claim of the '884 patent. The '000 patent expires in April 2005, and the '884 patent expires in September 2002. The Company has filed two motions for summary judgment. One motion seeks a ruling that the claim of the '884 patent is not infringed. The other seeks a ruling that the '000 patent is invalid. Finnigan has opposed these motions for summary judgment and cross-moved for summary judgment that the claim of the '884 patent covers the method of operation of our esquire mass spectrometers and the related Agilent product. A hearing on our summary judgment motion concerning the '884 patent was held on November 9, 2000, and on April 17, 2001, the Court granted our summary judgment motion concerning the '884 patent. No hearing on the motion concerning the '000 patent has been scheduled as of May 1, 2001.

    OUR ANTITRUST ACTION AGAINST FINNIGAN AND OTHERS IN UNITED STATES DISTRICT COURT. In May 1997, the Company filed a complaint in the United States District Court for the District of Massachusetts alleging antitrust violations against Finnigan, ThermoQuest and Thermo Instruments, another subsidiary of ThermoElectron, based on Finnigan's actions in connection with several of its patents. In January 2000, Finnigan filed a motion to dismiss. In November 2000, the District Court denied Finnigan's motion to dismiss with respect to all counts of our complaint except one which the District Court dismissed. Finnigan subsequently filed a motion for reconsideration which was denied by the court in December 2000. In January 2001, Finnigan filed a motion to stay all discovery in this matter pending the outcome of their infringement suit against us in the United States District Court for the District of Massachusetts. In
February 2001, the motion was denied, and the District Court allowed written discovery to commence immediately. Depositions may be scheduled after the rulings on the summary judgement motions pending in the patent infringement action.

    PATENT INFRINGEMENT ACTION BY FINNIGAN IN THE DISTRICT COURT IN DUSSELDORF, GERMANY. In March 1999, Finnigan brought suit in a District Court in Dusseldorf, Germany alleging that our esquire series of mass spectrometer products and the related Agilent product infringe three Finnigan European patents. The District Court retained the claims alleging infringement in Germany but, on jurisdictional grounds, transferred the claims alleging infringement in the United Kingdom, France, Sweden and

Switzerland to the District Court in Hamburg. In March 2000, the District Court issued rulings that distribution and delivery of our esquire series of products and of the related Agilent product for use in Germany infringe two Finnigan patents, and the Company was enjoined from offering or delivering our ion trap devices to customers domiciled in Germany. The District Court ordered us and Agilent to pay damages in an amount to be determined and stayed its consideration of the third patent pending the District Court's opportunity to hear witness testimony with respect to our claim regarding this patent. The hearing on this third patent and witness testimony is scheduled for November 2001 in Dusseldorf. On December 22, 2000, Finnigan filed a request for damages from lost sales in the amount of DM 6,374,366 with the District Court; however, the Company estimates that the damages for its past sales of ion trap products in Germany to be determined by the District Court will be approximately $240,000, and that the attorneys' fees and costs that the Company may be required to pay will be approximately $105,000. The damages and costs that the District Court actually assesses may be more or less than the amounts estimated here. The Company has filed an appeal of the decision of the District Court at the Higher District Court in Dusseldorf (Oberlandesgericht) for which a hearing is scheduled preliminarily for August 2001. In late October 2000, the District Court found that our subsidiary had delivered three instruments in summer 2000 in violation of its order and imposed a fine of DM 130,000 on us. The Company has appealed this decision as the Company believes that no instruments were delivered in violation of the order. In connection with our nullity action in the German Patent Court in Munich which is described below, the German Patent Court in Munich limited the scope of one of Finnigan's patents which the District Court found the Company had infringed; and, therefore, the Company believes that this patent is no longer the subject of this action.

    PATENT INFRINGEMENT ACTION BY FINNIGAN IN THE DISTRICT COURT IN HAMBURG, GERMANY. As noted above, the Dusseldorf Court transferred to the District Court in Hamburg the claims alleging infringement in the United Kingdom, France, Sweden and Switzerland. In these proceedings the substantive patent law of each country will apply to the determination of the claims and defenses relating to infringement in each country, respectively. A hearing was held on September 13, 2000 regarding the identity of the plaintiff and its basis for claims. The decision from this hearing, issued in December 2000, confirmed a Finnigan affiliate as the plaintiff. The Company does not expect a ruling on the infringement case in 2001.

    PATENT INFRINGEMENT ACTION BY THERMOFINNIGAN IN THE DISTRICT COURT IN PARIS, FRANCE. On December 22, 2000, ThermoFinnigan Corporation sued Bruker Daltonique, Bruker SA, France and Bruker Daltonics, as well as Agilent Technologies Holding SA and Agilent Technologies SA, France, alleging that our esquire mass spectrometers and the corresponding Agilent products infringe the French portions of ThermoFinnigan's European Patents 0 113 207 and 0 202 943. As of March 31, 2001, ThermoFinnigan had not yet filed the necessary documents to support their law suit. If they make these filings, then the Company will be required to file a response which will primarily address formal questions. A first instance decision on this matter is not expected during 2001.

    OUR NULLITY ACTIONS AGAINST THE FINNIGAN PATENTS IN GERMANY. In July 1999, the Company filed nullity actions in the German Patent Court in Munich regarding the same three Finnigan patents involved in the Dusseldorf actions. In these nullity actions the Munich Court is being asked to determine the validity of the three Finnigan patents as they apply in Germany. The Munich Court will not determine the validity of the patents as the patents apply in France, the United Kingdom, Switzerland or Sweden. Hearings in the Munich nullity actions occurred in July 2000. The court limited the scope of one of the patents and deferred a ruling on the other two patents pending a further hearing. If the Company prevails in the nullity actions finally and absolutely, the rulings of the Dusseldorf Court will be withdrawn. A hearing on both remaining patents with witness testimony on prior public use is scheduled for May 2001.

    OUR PATENT INFRINGEMENT ACTION AGAINST FINNIGAN (THERMOQUEST) IN THE DISTRICT COURT IN DUSSELDORF, GERMANY. In late 1999, the Company filed a complaint in the District Court in Dusseldorf alleging that Finnigan's ion trap products infringe two of its European patents, EP 0 321 819 and EP 0 236 990. In a final hearing on May 9, 2000, the European Patent Office limited the scope of our European Patent EP 0 321 819. Therefore, the Company has withdrawn our complaint with respect to this patent. The District Court rendered a decision in our favor on March 22, 2001. In its written decision issued on April 12, 2001, the District Court ruled that Finnigan's GCQ and LCQ series of ion trap mass spectrometers infringe our EP 0236 990 patents in Germany. Accordingly, once we post a bond, Finnigan must stop offering, distributing, using or importing these products in Germany. The District Court also found Finnigan liable for damages and the costs of the proceedings in an amount yet to be determined. Finnigan may appeal this ruling.

    NULLITY ACTIONS AGAINST OUR PATENTS IN MUNICH, GERMANY. Finnigan has filed a nullity action in the German Patent Court in Munich against one of our patents. In a ruling issued in January 2001, the German Patent Court in Munich upheld the validity of our patent but slightly narrowed its scope. This decision has been appealed by Finnigan and by us at the German Federal Court (Bundesgerichtshof) in Karlsruhe, Germany. The Company maintains its Dusseldorf complaint against Finnigan with respect to this patent.

    OUR DECLARATORY JUDGEMENT SUIT AGAINST THE FINNIGAN PATENTS IN ITALY. In August 2000, Bruker Daltonik GmbH filed a declaratory judgement suit in Milan Italy requesting that the Italian Court declare that Finnigan's European Patent 0113207 is invalid throughout Europe and is not infringed by our products.

    While the Company believes that its ion trap mass spectrometry products, including its Esquire series and the product sold by Agilent, should ultimately be held not to infringe any claim of any valid Finnigan patent, the Company cannot predict the outcome of the Finnigan litigation. The Company's wholly-owned subsidiary, Bruker Daltonik GmbH, has a $3.5 million and $4.1 million accrued liability at March 31, 2001 and December 31, 2000, respectively, related to this litigation. In 1998, 1999 and 2000, our sales of ion trap mass spectrometry products in Germany totaled $810,767, $2.0 million and $2.4 million, respectively. In 1998, 1999 and 2000, our sales of these products in other European countries totaled $1.8 million, $2.6 million and $6.3 million, respectively. In 1998, 1999 and 2000, our sales of ion trap mass spectrometry products in the U.S. totaled $2.1 million, $3.6 million and $3.9 million, respectively. In 1998, 1999 and 2000, total worldwide sales of our ion trap mass spectrometry products totaled $5.0 million, $8.2 million and $12.6 million, respectively. Also, under our agreement with Agilent, the Company may be required to indemnify Agilent from any damages and expenses resulting from the Finnigan litigation.

INTERFERENCE PROCEEDINGS

    The Company is involved in interference proceedings in the United States Patent and Trademark Office regarding our MALDI time-of-flight mass spectrometry patents/applications and patents/ applications owned by Applied Biosystems. An interference proceeding is a proceeding to determine priority among two or more applications or between a patent and an application that claim the same or similar inventions and were filed within one year of each other. The interference proceedings are ongoing and have a number of potential outcomes. Should the United States Patent and Trademark Office award priority to either of the parties, that party could then file a patent infringement action in a district court.

GENERAL

    The Company may, from time to time, be involved in other legal proceedings in the ordinary course of business. The Company is not currently involved in any other pending legal proceedings that, either individually or taken as a whole, could materially harm our business, prospects, results of operations or financial condition. With the exception of the litigation described above, in the last two fiscal years, neither we nor our subsidiaries have been involved in any lawsuits or arbitrations that could have or have had a material adverse effect on our financial position, operating results and cash flows. No such arbitrations or lawsuits have been threatened.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

    On August 3, 2000, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (No. 333-34820) pursuant to which we offered and sold 9,200,000 shares of our common stock. We have used a portion of the net proceeds of the offering to fund our continuing research and development activities and for working capital and other general corporate purposes. Additionally, we have used approximately $7.0 million of the net proceeds to pay off a portion of our outstanding bank debt.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS

    None.

ITEM 5: OTHER INFORMATION

    None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

    None.

(c) Current Reports on Form 8-K.

    We did not file any reports on Form 8-K during the quarter ended March 31, 2001.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       BRUKER DALTONICS INC.

Date: May 15, 2001                                     By:         /s/ FRANK H. LAUKIEN, PH.D.
                                                            -----------------------------------------
                                                                     Frank H. Laukien, Ph.D.
                                                               PRESIDENT, CHAIRMAN, CHIEF EXECUTIVE
                                                            OFFICER, AND DIRECTOR (PRINCIPAL EXECUTIVE
                                                                             OFFICER)

Date: May 15, 2001                                     By:           /s/ JOHN J. HULBURT, CPA
                                                            -----------------------------------------
                                                                       John J. Hulburt, CPA
                                                                CORPORATE CONTROLLER AND TREASURER
                                                               (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                                             OFFICER)