Form 10-Q
period 2001-06-30
BRUKER DALTONICS INC
filed 2001-08-09
CIK 1109354

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-30833

Bruker Daltonics Inc.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	04-3110160 (IRS Employer Identification No.)

15 Fortune Drive
Billerica, MA 01821
(Address of principal executive offices)

(978) 663-3660
(Registrant's telephone number, including area code)

    Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of August 1, 2001 there were 54,842,433 shares of the Registrant's common stock outstanding.

PART I FINANCIAL INFORMATION

ITEM 1: Financial Statements (Unaudited)

Bruker Daltonics Inc.

Consolidated Condensed Balance Sheets

(dollar amounts in thousands)

	June 30, 2001	December 31, 2000
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,841	$21,735
Short-term investments	70,223	72,894
Accounts receivable, net	13,500	12,332
Inventories	44,044	36,780
Other assets	4,574	3,680

Total current assets	145,182	147,421
Property, plant and equipment, net	27,454	25,528
Intangible and other assets	12,290	11,605

Total assets	$184,926	$184,554

Liabilities and stockholders' equity
Current liabilities:
Short-term bank borrowings	$5,040	$—
Accounts payable and accrued expenses	13,005	13,138
Other liabilities	20,899	23,229

Total current liabilities	38,944	36,367
Long-term debt	10,853	12,037
Other long term liabilities	11,397	11,978
Common stock, $0.01 par value, authorized 100,000,000 shares, issued and outstanding 54,842,233 in 2001 and 54,779,218 in 2000	548	548
Other stockholders' equity	123,184	123,624

Total stockholders' equity	123,732	124,172

Total liabilities and stockholders' equity	$184,926	$184,554

See accompanying notes.

Bruker Daltonics Inc.

Consolidated Condensed Statements of Operations

(dollar amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Product revenues	$22,307	$17,069	$44,049	$31,104
Other revenues	3	454	169	1,018

Net revenues	22,310	17,523	44,218	32,122
Costs and operating expenses:
Cost of product revenue	10,450	7,756	20,883	14,330
Sales and marketing	5,264	3,175	10,145	5,739
General and administrative	1,374	1,128	2,662	2,236
Research and development	4,647	5,016	9,286	8,616
Patent litigation costs	—	—	—	303

Total costs and operating expenses	21,735	17,075	42,976	31,224

Operating income from continuing operations	575	448	1,242	898
Interest and other income (expenses), net	798	(196)	1,743	(324)

Income from continuing operations before provision for income taxes	1,373	252	2,985	574
Provision for income taxes	540	134	1,207	319

Income from continuing operations	833	118	1,778	255
Income from discontinued operations, net of income taxes	—	95	—	132

Net income	$833	$213	$1,778	$387

Net income per share—basic and diluted
Income from continuing operations	$0.02	$0.01	$0.03	$0.01
Income from discontinued operations, net of income taxes	0.00	0.00	0.00	0.00

Net income	$0.02	$0.01	$0.03	$0.01

See accompanying notes.

Bruker Daltonics Inc.

Consolidated Condensed Statements of Cash Flows

(dollar amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2001	2000
Net cash (used in) provided by continuing operations	$(11,322)	$877
Net cash provided by discontinued operations	—	17

Net cash (used in) provided by operating activities	(11,322)	894
Investing activities
Purchases of property and equipment	(6,458)	(1,093)
Purchase of other long-term assets	(314)	—
Purchase of short-term investments	(2,054)	—
Redemption of short-term investments	4,725	—
Investment in other companies	(500)	—
Acquisition of business, net of cash acquired	—	3

Net cash used in investing activities	(4,601)	(1,090)
Financing activities
Proceeds from issuance of common stock	182	—
Proceeds from short-term borrowings	5,362	3,464
Payments on short-term borrowings	—	(1,000)
Advances from (payments to) affiliated companies, net	2,621	(2,360)

Net cash provided by financing activities	8,165	104
Effect of exchange rate changes	(1,136)	(79)

Net change in cash and cash equivalents	(8,894)	(171)
Cash and cash equivalents at beginning of period	21,735	2,443

Cash and cash equivalents at end of period	$12,841	$2,272

Non-Cash Financing Activities
Issuance of common stock for investment in other company	$428	—

See accompanying notes.

Bruker Daltonics Inc.

Notes to Consolidated Condensed Financial Statements

1.  Description of Business

    Bruker Daltonics Inc. and its wholly-owned subsidiaries (the "Company") design, manufacture and market proprietary life science systems based on its mass spectrometry core technology platforms. The Company also sells a broad range of field analytical systems for substance detection and pathogen identification. The Company maintains major technical centers in Europe, North America and Japan. Bruker Daltonics allocates substantial capital and resources to research and development and is party to various collaborations and strategic alliances. The Company's diverse customer base includes pharmaceutical companies, biotechnology companies, proteomics companies, academic institutions and government agencies. The financial statements represent the consolidated accounts of Bruker Daltonics Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated condensed financial statements as of June 30, 2001 and for the three months and six months ended June 30, 2001 and 2000 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended December 31, 2000.

2.  Inventories

    The components of inventories were as follows (in thousands):

	June 30, 2001	December 31, 2000
	(Unaudited)
Raw materials	$12,947	$14,391
Work-in-process	17,456	13,690
Finished goods	13,641	8,699

	$44,044	$36,780

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

    The following table sets forth the computation of basic and diluted average shares outstanding for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Average shares outstanding—basic	54,800	45,500	54,792	45,500
Net effect of dilutive stock options—based on treasury stock method	519	235	548	235

Average shares outstanding—diluted	55,319	45,735	55,340	45,735

4.  Comprehensive Loss

    Total comprehensive loss consisting of net income and loss on foreign currency translations was $126,000 and $1.2 million for the three months and six months ended June 30, 2001, respectively and $121,000 and $602,000 for the three months and six months ended June 30, 2000, respectively.

5.  Contingencies

    The Company's wholly-owned subsidiary, Bruker Daltonik GmbH, has a $3.0 million and $4.1 million accrued liability at June 30, 2001 and December 31, 2000, respectively, related to certain patent infringement litigation filed against the Company and its subsidiaries by a competitor in the United States and Germany.

    In 1997, the competitor initiated an action in the United States District Court of Massachusetts alleging patent infringement against the Company and Hewlett-Packard. The Company has responded by filing summary judgment motions for non-infringement and non-validity in relation to these patent claims. In April 2001, the United States District Court of Massachusetts allowed one of our two summary judgement motions. The competitor also filed a request for an investigation of its patent infringement claims with the United States International Trade Commission (ITC). In 1998, the ITC found in favor of the Company, and in 1999, the Court of Appeals for the Federal Circuit confirmed, in part, the ITC decision in favor of the Company. In 1999, the Company filed an antitrust suit against the competitor in the United States District Court of Massachusetts.

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

6.  Accounting Developments

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS 142, which for companies with calendar year ends, will be January 1, 2002. In addition, companies will be required to evaluate all existing goodwill for impairment within six months of adoption by comparing the fair value of each reporting unit to its carrying value at the date of adoption. Any transitional impairment losses will be recognized in the first interim period in the year of adoption and will be recognized as the effect of a change in accounting principle. Management believes the adoption of SFAS 141 and SFAS 142 will not have a material effect on the financial position or results of operations of the Company.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Quarter Ended June 30, 2001 Compared to Quarter Ended June 30, 2000

    Product Revenue.  Total product revenue for the three months ended June 30, 2001 increased $5.2 million, or 30.7%, to $22.3 million compared to $17.1 million in 2000. Life science systems revenue and substance detection systems revenue as a percentage of product revenue was 81% and 6%, respectively, in 2001 as compared to 70% and 30%, respectively, in 2000. The increase in product revenue in 2001 was due to a continuing demand for all our life science products, with particularly strong demand for our MALDI-TOF and Ion Trap Mass Spectrometer product lines.

    Other Revenue.  Other revenue for the three months ended June 30, 2001 decreased $451,000, or 99.3%, to $3,000 compared to $454,000 in 2000. This decrease was due to the completion of certain projects for early-stage research and development which were funded by grants from the German and United States governments.

    Cost of Product Revenue.  Cost of product revenue for the three months ended June 30, 2001 increased $2.7 million, or 34.7%, to $10.4 million compared to $7.8 million in 2000. The cost of product revenue as a percentage of product revenue was 46.8% in 2001 as compared to 45.4% in 2000. The increase relates to the product mix of sales directly to customers and through strategic alliances.

    Selling, General and Administrative.  Selling, general and administrative expenses for the three months ended June 30, 2001 increased $2.3 million, or 54.3%, to $6.6 million compared to $4.3 million in 2000. Selling, general and administrative expenses as a percentage of product revenues were 29.8% in 2001 and 25.2% in 2000. The increase relates to significant new product introductions during the second quarter and the cost related to the rollout of these products. These increases were also due to a combination of higher sales commissions earned by our direct sales force and the addition of four distribution subsidiaries not in operation during the three months ended June 30, 2000. We also incurred various other costs related to being a public company.

    Research and Development.  Research and development expenses for the three months ended June 30, 2001 decreased $369,000, or 7.4%, to $4.6 million in 2001 compared to $5.0 million in 2000. As a percentage of product revenues, research and development expenses were 20.8% in 2001 compared to 29.4% in 2000. The decrease relates to the completion of certain new developments that have now become new product introductions.

    Interest and Other Income (Expenses), Net.  Interest and other income, net for the three months ended June 30, 2001 was $798,000, compared to an interest and other expense, net of $196,000 in 2000. The difference relates to the interest earned on the additional funding raised in our equity offering during the third quarter of 2000.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

    Product Revenue.  Total product revenue for the six months ended June 30, 2001 increased $12.9 million, or 41.6%, to $44.0 million compared to $31.1 million in 2000. Life science systems revenue and substance detection systems revenue as a percentage of product revenue was 75% and 7%, respectively, in 2001 as compared to 69% and 31%, respectively, in 2000. The increase in product revenue in 2001 was due to a continuing demand for all our life science products, with particularly strong demand for our MALDI-TOF and Ion Trap Mass Spectrometer product lines.

    Other Revenue.  Other revenue for the six months ended June 30, 2001 decreased $849,000, or 83.4%, to $169,000 compared to $1.0 million in 2000. This decrease was due to the completion of certain projects for early-stage research and development which were funded by grants from the German and United States governments.

    Cost of Product Revenue.  Cost of product revenue for the six months ended June 30, 2001 increased $6.6 million, or 45.7%, to $20.9 million compared to $14.3 million in 2000. The cost of product revenue as a percentage of product revenue was 47.4% in 2001 as compared to 46.1% in 2000. The increase relates to the product mix of sales directly to customers and through strategic alliances.

    Selling, General and Administrative.  Selling, general and administrative expenses for the six months ended June 30, 2001 increased $4.8 million, or 60.6%, to $12.8 million compared to $8.0 million in 2000. Selling, general and administrative expenses as a percentage of product revenues were 29.1% in 2001 and 25.6% in 2000. The increase relates to significant new product introduction during the period and the cost related to the roll-out of these products. These increases were also due to a combination of higher sales commissions earned by our direct sales force and the addition of a few distribution subsidiaries not in operation during the three months ended June 30, 2000. We also incurred various other costs related to being a public company.

    Research and Development.  Research and development expenses for the six months ended June 30, 2001 increased $670,000, or 7.8%, to $9.3 million in 2001 compared to $8.6 million in 2000. As a percentage of product revenues, research and development expenses were 21.1% in 2001 compared to 27.7% in 2000. The decrease relates to the completion of certain new developments that have now become new product introduction.

    Interest and Other Income (Expenses), Net.  Interest and other income, net for the six months ended June 30, 2001 was $1.7 million, compared to an interest and other expense, net of $324,000 in 2000. The difference relates to the interest earned on the additional funding raised in our equity offering during the third quarter of 2000.

Liquidity and Capital Resources

    Presently, we anticipate that our existing capital resources will meet our operating and investing needs through the end of 2001. Historically, we have financed our growth through a combination of cash provided from operations, debt financing and issuance of common stock. During 2001, net cash used in operating activities was $11.3 million. This is an increase in net cash used in operating activities as compared to 2000 and is primarily a result of increased inventory, accounts receivables and other assets.

    We used $6.8 million of cash during the first six months of 2001 for capital expenditures. Such capital expenditures were made to improve productivity and expand manufacturing capacity. We expect to continue to make capital investments focused on enhancing the efficiency of our operations and supporting our growth.

    In August 2000, we entered into a revolving line of credit with Citizens Bank in the United States in the amount of $2.5 million. As of June 30, 2001 there were no amounts outstanding. This line, which is secured by portions of our inventory, receivables and equipment in the United States, was used to support working capital and expires July 31, 2001. We also maintained revolving lines of credit of approximately $6.2 million with German banks. As of June 30, 2001, there was approximately $3.8 million outstanding on these lines. Our German lines of credit are unsecured. During the first half of 2001, we entered into a revolving line of credit of approximately $1.2 million with a Japanese bank. As of June 30, 2001, there was approximately $1.2 million outstanding on this line. This line of credit is unsecured.

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

    The Company's exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on its investment portfolio since the Company's long-term debt has a fixed rate. The Company ensures the safety and preservation of invested funds by limiting default risks, market risk and reinvestment risk. The Company mitigates default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company's interest sensitive financial instruments at June 30, 2001. Declines in interest rates over time will, however, reduce the Company's interest income.

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

    Patent Infringement Action by Finnigan in United States District Court.  In December 1996, Finnigan brought suit in the United States District Court for the District of Massachusetts alleging that our esquire series of mass spectrometer products and a related product marketed by Agilent infringe the '000 and the '884 patents. At present, Finnigan is only asserting two claims of the '000 patent and one claim of the '884 patent. The '000 patent expires in April 2005, and the '884 patent expires in September 2002. The Company has filed two motions for summary judgment. One motion seeks a ruling that the claim of the '884 patent is not infringed. The other seeks a ruling that the '000 patent is invalid. Finnigan has opposed these motions for summary judgment and cross-moved for summary judgment that the claim of the '884 patent covers the method of operation of our esquire mass spectrometers and the related Agilent product. A hearing on our summary judgment motion concerning the '884 patent was held on November 9, 2000, and on April 17, 2001, the Court granted our summary judgment motion concerning the '884 patent. A hearing on the motion concerning the '000 patent has been scheduled for September 20, 2001.

    Our Antitrust Action Against Finnigan and Others in United States District Court. In May 1997, the Company filed a complaint in the United States District Court for the District of Massachusetts alleging antitrust violations against Finnigan, ThermoQuest and Thermo Instruments, two other subsidiaries of ThermoElectron, based on Finnigan's actions in connection with several of its patents. In January 2000, Finnigan filed a motion to dismiss. In November 2000, the District Court denied Finnigan's motion to dismiss with respect to all counts of our complaint except one which the District Court dismissed. Finnigan subsequently filed a motion for reconsideration which was denied by the court in December 2000. In January 2001, Finnigan filed a motion to stay all discovery in this matter pending the outcome of their infringement suit against us in the United States District Court for the District of Massachusetts. In February 2001, the motion was denied, and the District Court allowed written discovery to commence immediately. Depositions may be scheduled after the rulings on the summary judgement motions pending in the patent infringement action.

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

    Patent Infringement Action by ThermoFinnigan in The District Court in Paris, France. On December 22, 2000, Finnigan sued Bruker Daltonique, Bruker SA, France and Bruker Daltonics, as well as Agilent Technologies Holding SA and Agilent Technologies SA, France, alleging that our esquire mass spectrometers and the corresponding Agilent products infringe the French portions of ThermoFinnigan's European Patents 0 113 207 and 0 202 943. As of June 30, 2001, ThermoFinnigan had not yet filed the necessary documents to support their law suit. If they make these filings, then the Company will be required to file a response which will primarily address formal questions. A first instance decision on this matter is not expected during 2001.

    Our Nullity Actions Against The Finnigan Patents In Germany.  In July 1999, the Company filed nullity actions in the German Patent Court in Munich regarding the same three Finnigan patents involved in the Dusseldorf actions. In these nullity actions the Munich Court is being asked to determine the validity of the three Finnigan patents as they apply in Germany. The Munich Court will not determine the validity of the patents as the patents apply in France, the United Kingdom, Switzerland or Sweden. Hearings in the Munich nullity actions occurred in July 2000. The court limited the scope of one of the patents and deferred a ruling on the other two patents pending a further hearing. If the Company prevails in the nullity actions finally and absolutely, the rulings of the Dusseldorf Court will be withdrawn. A hearing on another patent with witness testimony took place in May 2001, but no decision has been issued so far. It is expected that the Court will hear additional witnesses this fall, and issue a ruling subsequently.

    In May 2001, the European Patent Office (EPO) in Munich revoked Finnigan's European Patent (EP) 0 202 943 in its entirety. The EPO found that the '943 patent was invalid because it lacked novelty over both the written prior art and two separate prior public uses. The '943 patent relates to ion trap mass spectrometry. ThermoFinnigan had sued Bruker Daltonics under this patent in three separate actions in Europe: in Duesseldorf for Germany, in Hamburg for certain other European countries, and in Paris for France.

    Our Patent Infringement Action Against Finnigan (Thermoquest) in the District Court in Dusseldorf, Germany. In late 1999, the Company filed a complaint in the District Court in Dusseldorf alleging that Finnigan's ion trap products infringe two of its European patents, EP 0 321 819 and EP 0 236 990. In a final hearing on May 9, 2000, the EPO limited the scope of our European Patent EP 0 321 819. Therefore, the Company has withdrawn our complaint with respect to this patent. The District Court rendered a decision in our favor on March 22, 2001. In its written decision issued on April 12, 2001, the District Court ruled that Finnigan's GCQ and LCQ series of ion trap mass spectrometers infringe our EP 0236 990 patent in Germany. Accordingly, once we post a bond, Finnigan must stop offering, distributing, using or importing these products in Germany. The District Court also found Finnigan liable for damages and the costs of the proceedings in an amount yet to be determined. Finnigan may appeal this ruling. Since the ruling, Finnigan has reintroduced similar ion trap products for Germany, which Finnigan claims have been modified to avoid infringement. The Company is presently investigating these claims.

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

    While the Company believes that its ion trap mass spectrometry products, including its Esquire series and the product sold by Agilent, should ultimately be held not to infringe any claim of any valid Finnigan patent, the Company cannot predict the outcome of the Finnigan litigation. The Company's wholly-owned subsidiary, Bruker Daltonik GmbH, has a $3.0 million and $4.1 million accrued liability at June 30, 2001 and December 31, 2000, respectively, related to this litigation. In 1998, 1999 and 2000, our sales of ion trap mass spectrometry products in Germany totaled $810,767, $2.0 million and $2.4 million, respectively. In 1998, 1999 and 2000, our sales of these products in other European countries totaled $1.8 million, $2.6 million and $6.3 million, respectively. In 1998, 1999 and 2000, our sales of ion trap mass spectrometry products in the U.S. totaled $2.1 million, $3.6 million and $3.9 million, respectively. In 1998, 1999 and 2000, total worldwide sales of our ion trap mass spectrometry products totaled $5.0 million, $8.2 million and $12.6 million, respectively. Also, under our agreement with Agilent, the Company may be required to indemnify Agilent from any damages and expenses resulting from the Finnigan litigation.

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

    None.

ITEM 5: Other Information

    None

ITEM 6: Exhibits and Reports on Form 8-K

  (a)
  Exhibits.

  None.

  (b)
  Current Reports on Form 8-K.

  We
  did not file any reports on Form 8-K during the three months and six months ended June 30, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            BRUKER DALTONICS INC.

Date: August 9, 2001

By:	/s/ FRANK H. LAUKIEN, PH.D. Frank H. Laukien, Ph.D. President, Chairman, Chief Executive Officer, and Director (Principal Executive Officer)

Date: August 9, 2001

By:	/s/ JOHN J. HULBURT, CPA John J. Hulburt, CPA Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

QuickLinks

Bruker Daltonics Inc. Consolidated Condensed Balance Sheets (dollar amounts in thousands)
Bruker Daltonics Inc. Consolidated Condensed Statements of Operations (dollar amounts in thousands, except per share data) (Unaudited)
Bruker Daltonics Inc. Consolidated Condensed Statements of Cash Flows (dollar amounts in thousands) (Unaudited)
Bruker Daltonics Inc. Notes to Consolidated Condensed Financial Statements
SIGNATURES