Form 10-Q
period 2001-09-30
BRUKER DALTONICS INC
filed 2001-11-13
CIK 1109354

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 000 30833

Bruker Daltonics Inc.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	04-3110160 (I.R.S. Employer Identification Number)

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

    (1) Yes /x/      No / /

    As of November 1, 2001 there were 54,873,276 shares of the Registrant's common stock outstanding.

PART I FINANCIAL INFORMATION

ITEM 1: Financial Statements (Unaudited)

Bruker Daltonics Inc.

Consolidated Condensed Balance Sheets

(dollar amounts in thousands)

	September 30, 2001	December 31, 2000
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,262	$21,735
Short-term investments	69,719	72,894
Accounts receivable, net	15,232	12,332
Inventories	46,670	36,780
Other assets	4,527	3,680

Total current assets	144,410	147,421
Property, plant and equipment, net	31,231	25,528
Intangible and other assets	12,182	11,605

Total assets	$187,824	$184,554

Liabilities and stockholders' equity
Current liabilities:
Short-term bank borrowings	$4,762	$—
Accounts payable and accrued expenses	15,475	13,138
Other liabilities	17,708	23,229

Total current liabilities	37,945	36,367
Long-term debt	11,627	12,037
Other long term liabilities	11,542	11,978
Common stock, $0.01 par value, authorized 100,000,000 shares, 54,842,583 shares issued and outstanding in 2001 and 54,779,218 in 2000	548	548
Other stockholders' equity	126,162	123,624

Total stockholders' equity	126,710	124,172

Total liabilities and stockholders' equity	$187,824	$184,554

See accompanying notes.

Bruker Daltonics Inc.

Consolidated Condensed Statements of Operations

(dollar amounts in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Product revenues	$23,556	$22,169	$67,605	$53,273
Other revenues	233	521	403	1,539

Net revenues	23,789	22,690	68,008	54,812
Costs and operating expenses:
Cost of product revenue	11,249	11,524	32,132	25,854
Selling, general and administrative	7,083	4,654	19,890	12,629
Research and development	4,841	5,935	14,128	14,551
Provision for loss on contract	1,513	—	1,513	—
Patent litigation costs	(1,869)	—	(1,869)	303

Total costs and operating expenses	22,817	22,113	65,794	53,337

Operating income from continuing operations	972	577	2,214	1,475
Interest and other income, net	522	613	2,264	289

Income from continuing operations before provision for income taxes	1,494	1,190	4,478	1,764
Provision for income taxes	569	609	1,775	928

Income from continuing operations	925	581	2,703	836
Income from discontinued operations, net of income taxes	—	52	—	184

Net income	$925	$633	$2,703	$1,020

Net income per share—basic and diluted
Income from continuing operations	$0.02	$0.01	$0.05	$0.02
Income from discontinued operations, net of income taxes	0.00	0.00	0.00	0.00

Net income	$0.02	$0.01	$0.05	$0.02

See accompanying notes.

Bruker Daltonics Inc.

Consolidated Condensed Statements of Cash Flows

(dollar amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2001	2000
Net cash (used in) provided by continuing operations	$(13,849)	$160
Net cash provided by discontinued operations	—	69

Net cash (used in) provided by operating activities	(13,849)	229

Investing activities
Purchases of property and equipment	(9,253)	(1,995)
Purchase of other long-term assets	(252)	—
Purchase of short-term investments	(2,763)	—
Redemption of short-term investments	5,938	—
Investment in other companies	(500)	—
Acquisition of business, net of cash acquired	—	(85)

Net cash used in investing activities	(6,830)	(2,080)
Financing activities
Proceeds from issuance of common stock	184	109,702
Proceeds from short-term borrowings	5,200	4,464
Payments on short-term borrowings	(473)	(6,851)
Advances from (payments to) affiliated companies, net	2,843	(3,265)

Net cash provided by financing activities	7,754	104,050
Effect of exchange rate changes	(548)	(178)

Net change in cash and cash equivalents	(13,473)	102,021
Cash and cash equivalents at beginning of period	21,735	2,443

Cash and cash equivalents at end of period	$8,262	$104,464

Non-Cash Financing Activities
Issuance of common stock for investment in other company	$428	—

See accompanying notes.

Bruker Daltonics Inc.
Notes to Consolidated Condensed Financial Statements

1.  Description of Business

    Bruker Daltonics Inc. and its wholly-owned subsidiaries (the "Company") design, manufacture and market proprietary life science systems based on its mass spectrometry core technology platforms. The Company also sells a broad range of field analytical systems for substance detection and pathogen identification. The Company maintains major technical centers in Europe, North America and Japan. Bruker Daltonics allocates substantial capital and resources to research and development and is party to various collaborations and strategic alliances. The Company's diverse customer base includes pharmaceutical companies, biotechnology companies, proteomics companies, academic institutions and government agencies. The financial statements represent the consolidated accounts of Bruker Daltonics Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated condensed financial statements as of September 30, 2001 and for the three months and nine months ended September 30, 2001 and 2000 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report for the year ended December 31, 2000.

2.  Inventories

    The components of inventories were as follows (in thousands):

	September 30, 2001	December 31, 2000
	(Unaudited)
Raw materials	$13,714	$14,391
Work-in-process	17,574	13,690
Finished goods	15,382	8,699

	$46,670	$36,780

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

    The following table sets forth the computation of basic and diluted average shares outstanding for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Average shares outstanding—basic	54,842	51,261	54,809	47,434
Net effect of dilutive stock options—based on treasury stock method	319	628	349	628

Average shares outstanding—diluted	55,161	51,889	55,158	48,062

4.  Comprehensive Income (Loss)

    Total comprehensive income (loss) consisting of net income and income (loss) on foreign currency translations was $3 million and $1.7 million for the three months and nine months ended September 30, 2001, respectively and $(277,000) and $(492,000) for the three months and nine months ended September 30, 2000, respectively.

5.  Commitments and Contingencies

    The Company's wholly-owned subsidiary, Bruker Daltonik GmbH, has a $2.7 million and $4.1 million accrued reserve at September 30, 2001 and December 31, 2000, respectively, related both to patent infringement litigation and possible cost overruns, attorneys' fees and liquidated damages related to an existing contract.

    Since December 31, 1996, the Company has been involved in patent litigation with a competitor, Finnigan, a subsidiary of Thermo Electron Corporation. In August 2001, the Company announced a comprehensive settlement agreement for all of this litigation. The worldwide settlement agreement provides for the dismissal of all pending suits, the waiving of all damages, and a framework of licensing and arbitration for potential future patent disputes between the companies in the field of ion trap mass spectrometry (ITMS). The settlement allows both companies, as well as their distributors, to sell their unmodified ITMS systems effective immediately. As a result, the Company reduced its patent litigation accrual by approximately $1.9 million in the third quarter of 2001, leaving an accrual of $1.2 million.

    The Company during the third quarter of 2001 has also accrued a $1.5 million reserve related to an existing contract within our substance detection and pathogen identification business. The reserve is for possible cost overruns, attorneys' fees and liquidated damages related to this contract. The Company intends to reach a reasonable settlement with the other party to the contract regarding the currently outstanding difficulties related to the contract. The Company believes it has an adequate reserve for these possible cost overruns, attorneys' fees and liquidated damages.

    Other lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. The Company believes the outcome of these proceedings, if any, will not have a material impact on the Company's financial position or results of operations.

    The Company has purchase commitments as of September 30, 2001 of approximately $17 million for the expansion of an existing facility in Germany and the construction of a new facility in the United States.

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

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale. Discontinued operations will no longer be measured on a net realizable value basis, but will be measured similar to other long-lived assets classified as held for sale at the lower of its carrying amount or fair value less cost to sell. Future operating losses will no longer be recognized before they occur. SFAS 144 also broadens the presentation of discontinued operations to include a component of an entity when operations and cash flows can be clearly distinguished, and establishes criteria to determine when a long-lived asset is held for sale. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of this Statement will not have a material effect on the Company's results of operations or financial position.

7.  Subsequent Event

    In October 2001, the Company acquired 333,334 shares of Series C Preferred Stock of GeneFormatics, Inc., in exchange for $500,013 in cash and 30,693 shares of the Company's common stock. The acquired securities will be included in investments in other companies and will be accounted for under the cost method.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Quarter Ended September 30, 2001 Compared to Quarter Ended September 30, 2000

    Product Revenue.  Total product revenue for the three months ended September 30, 2001 increased $1.4 million, or 6.3%, to $23.6 million compared to $22.2 million in 2000. Life science systems revenue, substance detection systems revenue and aftermarket revenue as a percentage of product revenue was 75%, 8.7% and 16.3%, respectively, in 2001 as compared to 65%, 20% and 15%, respectively, in 2000. The increase is related to continuing growth of all our life science product lines and growth in our aftermarket sales.

    Other Revenue.  Other revenue for the three months ended September 30, 2001 decreased $288,000, or 55.3%, to $233,000 compared to $521,000 in 2000. This decrease was due to the completion of certain projects for early-stage research and development, which were funded by grants from the German and United States governments.

    Cost of Product Revenue.  Cost of product revenue for the three months ended September 30, 2001 decreased $275,000, or 2.4%, to $11.3 million compared to $11.5 million in 2000. The cost of product revenue as a percentage of product revenue was 47.8% in 2001 as compared to 52% in 2000. The decrease relates to the product mix of sales directly to customers and through strategic alliances and an overall reduction in cost of our new products.

    Selling, General and Administrative.  Selling, general and administrative expenses for the three months ended September 30, 2001 increased $2.4 million, or 52.2%, to $7.1 million compared to $4.7 million in 2000. Selling, general and administrative expenses as a percentage of product revenues were 30.1% in 2001 and 21% in 2000. The increase relates to significant new product introductions during the first and second quarter and the cost related to the rollout of these products. This increase was also due to a combination of higher sales commissions earned by our direct sales force and the addition of four distribution subsidiaries not in operation during the three months ended September 30, 2000.

    Research and Development.  Research and development expenses for the three months ended September 30, 2001 decreased $1.1 million, or 18.4%, to $4.8 million in 2001 compared to $5.9 million in 2000. As a percentage of product revenues, research and development expenses were 20.6% in 2001 compared to 26.8% in 2000. The decrease relates to the completion of certain new developments that have now become a part of our existing products.

    Provision for Loss on Contract.  The Company during the third quarter 2001 has accrued a $1.5 million reserve related to an existing contract within our substance detection and pathogen identification business. The reserve is for possible cost overruns, attorneys' fees and liquidated damages related to this contract.

    Litigation Costs.  The reserve was reduced by $1.9 million as a result of the reduction in the contingent liability related to the settlement of ongoing litigation from 1997.

    Interest and Other Income, Net.  Interest and other income, net for the three months ended September 30, 2001 was $522,000, compared to $613,000 in 2000. The difference relates to the lower interest rate earned on our short-term investments during the quarter.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

    Product Revenue.  Total product revenue for the nine months ended September 30, 2001 increased $14.3 million, or 26.9%, to $67.6 million compared to $53.3 million in 2000. Life science systems revenue, substance detection systems revenue and aftermarket revenue as a percentage of product revenue was 75%, 7% and 18%, respectively, in 2001 as compared to 62%, 28% and 10%, respectively, in 2000. The increase in product revenue in 2001 was due to a continuing demand of all our life science products, with a stronger emphasis on our MALDI-TOF and Ion Trap Mass Spectrometer product lines.

    Other Revenue.  Other revenue for the nine months ended September 30, 2001 decreased $1.1, or 73.8%, to $403,000 compared to $1.5 million in 2000. This decrease was due to the completion of certain projects for early-stage research and development which were funded by grants from the German and United States governments.

    Cost of Product Revenue.  Cost of product revenue for the nine months ended September 30, 2001 increased $6.3 million, or 24.3%, to $32 million compared to $25.9 million in 2000. The cost of product revenue as a percentage of product revenue was 47.5% in 2001 as compared to 48.5% in 2000. The increase relates to the product mix of sales directly to customers and through strategic alliances.

    Selling, General and Administrative.  Selling, general and administrative expenses for the nine months ended September 30, 2001 increased $7.3 million, or 57.5%, to $19.9 million compared to $12.6 million in 2000. Selling, general and administrative expenses as a percentage of product revenues were 29.4% in 2001 and 23.7% in 2000. The increase relates to significant new product introductions during the period and the costs related to the roll-out of these products. This increase was also due to a combination of higher sales commissions earned by our direct sales force and the addition of a four distribution subsidiaries not in operation during the nine months ended September 30, 2000.

    Research and Development.  Research and development expenses for the nine months ended September 30, 2001 decreased $423,000, or 2.9%, to $14.1 million in 2001 compared to $14.6 million in 2000. As a percentage of product revenues, research and development expenses were 20.9% in 2001 compared to 27.3% in 2000. The decrease relates to the completion of certain new developments that have now become new product introduction.

    Provision for Loss on Contract.  The Company during the third quarter 2001 has accrued a $1.5 million reserve related to an existing contract within our substance detection and pathogen identification business. This reserve is for possible cost overruns, attorneys' fees and liquidated damages related to this contract.

    Litigation Costs.  The principal change in litigation costs was $1.9 million as a result of the reduction in the contingent liability related to the settlement of ongoing litigation from 1997.

    Interest and Other Income, Net.  Interest and other income, net for the nine months ended September 30, 2001 was $2.3 million, compared to a $289,000 in 2000. The difference relates to the interest earned on the additional funding raised in our equity offering during the third quarter of 2000.

Liquidity and Capital Resources

    Presently, we anticipate that our existing capital resources will meet our operating and investing needs through the end of 2001. Historically, we have financed our growth through a combination of cash provided from operations, debt financing and issuance of common stock. During 2001, net cash used in operating activities was $13.8 million. This is an increase in net cash used in operating activities as compared to 2000 and is primarily a result of increased inventory, accounts receivables and other assets.

    We used $9.3 million of cash during the first nine months of 2001 for capital expenditures. This was principally related to expenditures related to the expansion of an existing facility in Germany and the construction of a new production facility in the United States. The Company expects that annual capital expenditures will increase in 2001 by approximately $8 million as a result of the expansion and construction of the new production facility. Such capital expenditures were made to improve productivity and expand manufacturing capacity. We expect to continue to make capital investments focused on enhancing the efficiency of our operations and supporting our growth.

    On October 8, 2001, we entered into a renewal of our revolving line of credit with Citizens Bank in the United States in the amount of $2.5 million. This line, which is secured by portions of our inventory, receivables and equipment in the United States, was used to support working capital and expires July 31, 2002. We also maintained revolving lines of credit of approximately $6.2 million with German banks. As of September 30, 2001, there was approximately $4 million outstanding on these lines. Our German lines of credit are unsecured. During the first half of 2001, we entered into three revolving lines of credit for approximately $1.2 million with a Japanese bank. As of September 30, 2001, we paid approximately $437,000 to close one line of credit and there was approximately $803,000 outstanding on the remaining two lines. These lines of credit are unsecured.

    Our future capital uses and requirements depend on numerous factors, including our success in selling our existing products, our progress in research and development, our ability to introduce and sell new products, our sales and marketing expenses, our need to expand production capacity, costs associated with possible acquisitions, expenses associated with unforeseen litigation, regulatory changes, competition and technological developments in the market.

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

    The Company does not use derivative financial instruments for trading or speculative purposes. However, the Company regularly invests excess cash in overnight repurchase agreements and interest-

bearing investment-grade securities that we hold for the duration of the term of the respective instrument and are subject to changes in short-term interest rates. The Company believes that the market risk arising from holding these financial instruments is minimal.

    The Company's exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on its investment portfolio since the Company's long-term debt has a fixed rate. The Company ensures the safety and preservation of invested funds by limiting default risks, market risk and reinvestment risk. The Company mitigates default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company's interest sensitive financial instruments at September 30, 2001. Declines in interest rates over time will, however, reduce the Company's interest income.

12

PART II OTHER INFORMATION

ITEM 1: Legal Proceedings

Finnigan Litigation

    Since December 31, 1996, the Company has been involved in patent litigation with a competitor, Finnigan, a subsidiary of Thermo Electron Corporation. In August 2001 the Company announced a comprehensive settlement agreement for all of the litigation.

    The worldwide settlement agreement provides for the dismissal of all pending suits, the waiving of all damages, and a framework of licensing and arbitration for potential future patent disputes between the companies in the field of ion trap mass spectrometry (ITMS). The settlement allows both companies, as well as their distributors, to sell their unmodified ITMS systems effective immediately.

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

    On October 16, 2001, the Company issued 30,693 shares of common stock, which were not registered under the Securities Act, and paid $500,013 in cash to GeneFormatics, Inc. for 333,334 shares of GeneFormatics, Inc.'s Series C Preferred Stock. The Company's issuance of common stock was in connection with a private placement pursuant to Section 4(2) of the Securities Act.

ITEM 3: Defaults Upon Senior Securities

    None.

ITEM 4: Submission of Matters to a Vote of Security Shareholders

    None.

ITEM 5: Other Information

    On September 17, 2001, the U.S. Department of Defense awarded the Company a contract under which the Company will manufacture and supply chemical and biological detection mass spectrometers.

ITEM 6: Exhibits and Reports on Form 8-K

  (a)
  Exhibits.

    None.

  (b)
  Current Reports on Form 8-K.

    We did not file any reports on Form 8-K during the three months and nine months ended September 30, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUKER DALTONICS INC.
Date: November 13, 2001	By:	/s/ FRANK H. LAUKIEN, PH.D. Frank H. Laukien, Ph.D. President, Chairman, Chief Executive Officer, and Director (Principal Executive Officer)
Date: November 13, 2001	By:	/s/ JOHN J. HULBURT, CPA John J. Hulburt, CPA Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

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