Form 10-K
period 2001-12-31
BRUKER DALTONICS INC
filed 2002-03-12
CIK 1109354

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2001
Commission File Number 000-30833

BRUKER DALTONICS INC.
(Exact name of Registrant as specified in its charter)

Delaware	04-3110160
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

15 Fortune Drive
Billerica, MA 01821
(Address of principal executive offices, including zip code)

(978) 663-3660
(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Common Stock $.01 par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 7, 2002 was approximately $110,368,227 (based on the last reported sale price on the Nasdaq National Market on that date).

        The number of shares outstanding of the registrant's Common Stock as of March 7, 2002 was 54,881,936.

DOCUMENTS INCORPORATED BY REFERENCE

        The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:

        (i) Proxy Statement for the 2002 Annual Meeting of Stockholders-Part III, Items 10, 11, 12 and 13.

BRUKER DALTONICS INC.
Annual Report on Form 10-K
Table of Contents

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

        Our principal executive offices are located at 15 Fortune Drive, Billerica, Massachusetts 01821, and our telephone number is (978) 663-3660. Information about Bruker Daltonics is available at www.BDAL.com. The information on our website is not incorporated by reference into and does not form a part of this report. Daltonics and the Daltonics logo are trademarks of Bruker Daltonics. All other trademarks, tradenames or copyrights referred to in this report are the property of their respective owners.

PART I

ITEM 1.    BUSINESS

Overview

        Bruker Daltonics is a leading developer and provider of innovative life science tools based on mass spectrometry and develops a broad range of field analytical systems for substance detection and pathogen identification. Our substantial investment in research and development allows us to design, manufacture and market a broad array of products intended to meet the rapidly growing needs of our diverse customer base. Our customers include pharmaceutical companies, biotechnology companies, agricultural biotechnology companies, proteomics companies, molecular diagnostics companies, academic institutions and government agencies.

        Mass spectrometers are sophisticated devices that measure the mass or weight of a molecule and provide highly accurate information about the structure of materials. Our mass spectrometry-based systems often combine advanced mass spectrometry instrumentation; automated sampling and sample preparation robots; reagent kits and other disposable products, called consumables, used in conducting tests, or assays, and powerful bioinformatics software. Our systems offer integrated solutions for applications in multiple existing and emerging markets including genomics and proteomics, metabolic and biomarker profiling, drug discovery and development, molecular assays and diagnostics, molecular and systems biology and basic medical research.

        We market our life science systems both through our direct sales force and through strategic distribution arrangements with Agilent Technologies, Sequenom, Variagenics and others. We are also a worldwide leader in supplying mass spectrometry-based systems for substance detection and pathogen identification in security and defense applications.

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

  •
  pharmacogenomics, which compares the genetic information of an individual to the average human genome to predict the response of individual patients and patient populations to drugs;

  •
  personalized medicine, which seeks to apply inexpensive, rapid molecular diagnostic tests, or assays, to profile a patient's genetic composition and enable the prescription of individualized drug therapy;

  •
  proteomics, which involves the large-scale separation, identification and characterization of proteins in order to understand how proteins are created based on the information contained in genes;

  •
  new methods of drug discovery, which are based on the rapid measurement, or high-throughput screening, of large numbers of small organic compounds synthesized through combinatorial chemistry against large numbers of disease pathways, or targets, identified by genomics and proteomics;

  •
  biomarker detection, or bio-barcoding, which develops rapid and sensitive assays for a broad range of cell and tissue types for applications including infectious disease detection, human tissue assessment, the identification of specific agricultural characteristics and pathogen identification, even when the molecular mechanisms are not understood or the genomic sequence is not available; and

  •
  metabolic profiling, or metabolomics, which analyzes the levels of substances produced by the metabolism, called metabolites, present in a cell or in biological fluids to draw correlations between disease states, genetic modifications and variations in metabolite levels.

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

        Traditional protein science tools, including Edman sequencing and two-dimensional gel separations are time consuming, relatively inaccurate and labor intensive. Additionally, many alternative life sciences tools can only be utilized by expert scientists. Other, newer bioanalytical tools, like biological chips that can be read by fluorescence readers, may be highly automated. However, these instruments are often less flexible or less accurate than mass spectrometers. For other emerging applications including metabolic profiling and rapid biomarker detection, we believe there presently are no automated, sensitive and accurate alternative tools available other than mass spectrometry-based systems.

        Increasingly, life science companies are looking to solutions that address the limitations inherent in these alternative tools.

Mass Spectrometry

        Mass spectrometers are devices for measuring the mass, or weight, of a molecule. Mass spectrometry systems employ an ionization source which creates charged molecules, and a mass separation/detection component which separates these charged molecules on the basis of mass to detect their presence and quantity. Mass spectrometry has been used in physics and chemistry for over fifty years. Over the past fifteen years, mass spectrometry has emerged as a powerful research tool in the life sciences. For example, mass spectrometers can determine the identity, amount, structure, sequence and other biological properties of small molecules, like drug candidates and metabolites, as well as large biomolecules, like proteins or DNA.

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

Our Solutions

        Our product lines integrate sophisticated mass spectrometers with automated sample preparation and measurement, and, where appropriate, bioinformatics software to address many of the bioanalytical and bioinformatics needs of the life sciences industry across a broad range of applications. Our products have particular application to:

  •
  genetic variation analysis, including such evolving areas as pharmacogenomics and personalized medicine;

  •
  proteomics;

  •
  metabolomics;

  •
  drug discovery based on high-throughput screening and combinatorial chemistry; and

  •
  drug development.

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

        Providing a Broad Array of Tools for a Wide Range of Applications.    In life sciences, our strategy is to offer a broad range of products that provide integrated solutions, including sample preparation, sample analysis and data interpretation, for applications in existing and emerging life science markets. Our longer term strategy is to expand our enabling life science tools beyond our current mass spectrometry-based product lines and to extend our position as a leading provider of biological mass spectrometers. We plan to selectively evaluate new life science markets to which we may apply our core technologies and to continue to develop and market our mass spectrometry systems for substance detection and pathogen identification.

        Developing New Platforms, Enhanced Products and New Applications.    We plan to continue our substantial investment in internal research and development, although at a gradually declining percentage of revenue. As a result of this investment, throughout 2000 and 2001 we introduced entirely new technology platforms, six next generation mass spectrometers, two new consumable product lines and two bioinformatics software packages. We expect our collaborations with key industrial and academic customers to continue to play a strategic role in our research and development efforts and to assist us in identifying and anticipating opportunities for enhanced products and emerging applications.

        Building Alliances and Pursue Acquisitions.    We plan to continue to co-develop selected products with strategic partners, especially when these alliances expand our product lines and extend our marketing reach. As an example, our collaboration with Agilent resulted, in early 2000, in the introduction of two ion trap instruments designed to be installed on top of a laboratory bench. We also intend to pursue strategic acquisitions to extend our technology base. For example, at the end of 1999, we acquired Viking to expand our substance detection technologies. Similarly, in 2000, we entered into a strategic alliance with GeneProt whereby it purchased 51 of our systems as well as consumables and support over time for use in industrial-scale proteomics research. In 2001, we entered into strategic alliances with Integrative Proteomics, Inc. as well as GeneFormatics, Inc. related to structural proteomics.

        Generating Recurring Revenue.    Our consumables and product service and support provide an opportunity to generate recurring revenue. We seek to develop additional consumables, which enhance the ease of use and productivity of our tools. For example, our reagents and assay kits make sample preparation easier for our customers. We seek to increase recurring revenue from post-warranty service to our growing industrial customer base as well as from training and applications support.

        Leveraging Our Intellectual Property.    We expect to continue to pursue an intellectual property strategy of obtaining extensive patent protection. We have a substantial patent portfolio, and it is our strategy to build and protect our patent portfolio. We believe that maintaining extensive intellectual property rights allows us to maintain a competitive advantage through protecting access to key technologies. Where appropriate, we may pursue an active licensing program to generate recurring revenue or to gain access to the intellectual property of others.

Our Products

Mass Spectrometry

        We base our life science solutions on four core mass spectrometry technology platforms which include:

  •
  matrix-assisted laser desorption ionization, or MALDI, time-of-flight mass spectrometry; (MALDI-TOF), including tandem time-of-flight systems (MALDI-TOF/TOF);

  •
  electrospray ionization, or ESI, time-of-flight mass spectrometry (ESI-TOF), including tandem mass spectrometry systems based on ESI-quadrupole-TOF mass spectrometry (ESI-Q-q-TOF);

  •
  Fourier transform mass spectrometry (FTMS); and

  •
  ion trap mass spectrometry (ITMS).

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

        MALDI Time-of-Flight Mass Spectrometers utilize an ionization process to analyze solid samples using a laser that combines large volume sample throughput with high mass range and significant sensitivity. Our MALDI-TOF mass spectrometers are useful for: (a) SNP analysis; (b) genotyping; (c) personalized medicine; (d) forensics; (e) proteomics and protein function analysis; (f) drug discovery and development; and (g) fast cell and tissue biomarker detection. We offer four MALDI time-of-flight instruments:

        ultraflex™ TOF/TOF.    The ultraflex incorporates a MALDI source coupled with a tandem Time of Flight mass analyzer. This allows for high-throughput protein identification by MALDI-TOF using peptide mass fingerprinting, followed by more detailed protein characterization via further fragmentation and secondary TOF detection.

        REFLEX IV™.    Our top-of-the-line MALDI time-of-flight instrument offers modular flexibility that allows various configurations in the research laboratory and automated sampling combined with high sensitivity, resolution and accuracy.

        autoflex™.    Our first MALDI time-of-flight instrument is specifically designed for industrial biology. We introduced this product in August 2000. The autoflex can be used in SNP analysis and proteomics. Sequenom will begin to use this system in its industrial genomics MassArray system.

        OmniFLEX™.    Our first MALDI time-of-flight instrument which can be installed on a laboratory bench can be used in general-purpose mass spectrometry laboratories. We introduced this product in March 2000. The OmniFLEX combines sensitivity, resolution and accuracy, for a wide variety of routine and higher-end applications, with a lower price than our other three products described above.

        These products utilize our proprietary AnchorChip microarrays which prepare samples for analysis. These microarrays employ patented microfluidics technology that improves sensitivity and reduces analysis time per sample by concentrating the sample in a defined location.

        ESI Time-of-Flight Mass Spectrometers utilize an ionization process to analyze liquid samples. This process, which does not destroy the sample, allows for rapid data acquisition and analysis of large biological molecules. ESI time-of-flight mass spectrometers are useful for: (a) identification, protein analysis and functional complex analysis in proteomics and protein function; (b) molecular identification in metabolomics and drug metabolite analysis; (c) combinatorial chemistry high-throughput screening, or HTS; and (d) fast liquid chromatography mass spectrometry, or LC/MS, in drug discovery and development.

        BioTOF™ II.    We introduced our BioTOF II in March 2000. The BioTOF II is especially useful for the analysis of high-molecular weight materials such as proteins and other biologically active complexes.

        BioTOF™ Q.    The BioTOF Q adds a high performance quadrupole mass analyzer to the BioTOF II. This type of tandem mass spectrometry using Q-q-TOF geometry permits the sensitive and highly accurate determination of molecular fragment ions. It is particularly useful in de novo peptide sequencing as it can eliminate ambiguities in the assignment of amino acid sequences by high accuracy fragment analysis.

        Fourier Transform Mass Spectrometers utilize high-field superconducting magnets to offer the highest resolution, selectivity and accuracy currently achievable in mass spectrometry. Our systems based on this technology often eliminate the need for time-consuming separation techniques in complex mixture analyses. In addition, our systems can fragment molecular ions to perform exact mass analysis on all fragments to determine molecular structure. Fourier transform mass spectrometers are useful for: (a) the study of the structure and function of biomolecules including proteins, DNA and natural products; (b) complex mixture analysis including combinatorial libraries; (c) high-throughput proteomics and metabolomics; and (d) high-throughput drug screening.

        APEX IV™.    Our APEX IV system is available with several magnetic field strengths which can be tailored to meet a customer's analytical needs. An increase in field strength improves resolution, selectivity and accuracy. In the spring of 2002, we will introduce our new APEX IV instrument, a powerful and compact commercial Fourier transform mass spectrometer. These systems allow a wide range of research capabilities while maintaining simplicity of operation. Our software and automation developments allow us to offer high-throughput, easy-to-use systems.

        Ion Trap Mass Spectrometers measure all ions simultaneously which improves sensitivity relative to older quadrupole mass spectrometers. Ion trap mass spectrometers are useful for: (a) sequencing and identification based on structural analysis; (b) quantitative liquid chromatography mass spectrometry; (c) identification of combinatorial libraries; and (d) generally enhancing the speed and efficiency of the drug discovery and development process.

        esquire2000™.    The esquire2000 is an affordable compact tandem mass spectrometer. It offers better sensitivity than previous analytical-grade ion trap LC/MS/MS systems, and features a mass range up to 2200m/z. The esquire2000 provides higher LC/MS/MS specificity than single quadrupole LC/MS systems at only an incremental cost increase.

        esquire3000plus™.    Our esquire3000plus ion trap mass spectrometer combines our patented ion trap technology with ion source and liquid chromatography technology from Agilent. It offers performance benefits over other ion trap systems, including software integration with Agilent separation systems, faster scan rates, higher sensitivity, a wider mass range and a simple Windows NT user interface. We also co-manufacture (with Agilent) a related product, the LC/MSD-trap, which is distributed by Agilent.

        Automated Sample Preparation.    We provide versatile automated sample preparation robots specifically designed to enhance throughput of genomics and proteomics analysis.

        MAP™ II and MAP II/8.    Our customized liquid handler for automated MALDI sample preparation is available in 1 and 8-channel configurations for optimum throughput. MAP systems use standard microtiter plates for optimum throughput and integration with existing laboratory techniques.

        Proteineer™ SP Spot Picker.    The Proteineer™ SP Spot Picker enables automated spot picking from 2-D gels into 96 and 384 micro well plates. The SP is based on our successful MAP II liquid handler customized for MALDI applications and thus smoothly fits into our Proteineer suite.

        Proteineer™ DP Digest & Prep.    Similar to the SP, the DP automates digestion of proteins separated by 2-D gels and sample preparation for subsequent mass spectrometric analysis.

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

Product	Description
Reconnaissance Simulator	Training system that instructs users how to identify areas contaminated with toxic substances
MM-1 Trainer	Training product for the operation of our mass spectrometer
HP1100 and 3D-CE	Products that condition samples for mass spectrometric analysis that are produced by Agilent Technologies, Inc. and sold by us
MAP II and II/8	Robots based on technology owned by Gilson Inc. that prepare samples for analysis by our MALDI instruments
AutoXecute	Automation software that allows our time-of-flight systems to analyze samples automatically
Liquid Chromatographs	We sell other LC systems manufactured by Waters and Dionex

Bioinformatics and Software

        We have introduced automated control software to integrate separation devices and robotics into our solutions. In addition, we provide bioinformatics software to generate useable information from large volumes of raw data. Finally, we offer intuitive data acquisition and analysis software on a Windows NT platform to make our systems accessible to non-experts. Our related products include:

Product	Description
HyStar NT	Liquid chromatography mass spectrometry software to control Agilent and Waters liquid chromatography systems, Gilson robots and the operation of an integrated liquid chromatography/nuclear magnetic resonance/mass spectrometry system
BioTools	For biomolecule identification and sequencing
Mascot	Fast, automated web-enabled protein identification from protein databases—purchased from Matrix Science
Genotools	Interpretation software for DNA mass spectra for SNPs or other genetic variation
PolymerTools	Interpretation software for mass spectra for synthetic polymer parameters
QuantAnalysis	Software for quantification of metabolites and substances

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

Research and Development

        Product and Applications Development.    We commit substantial capital and resources to internal and collaborative research and development in order to provide innovative life science solutions to our customers. In 1999, 2000 and 2001, we spent $15.1 million, $20.0 million and $18.5 million, respectively, for research and development purposes. The following are a few examples of our recent research and development accomplishments:

  •
  After a four-year development effort, we created a new technology platform for orthogonal time-of-flight mass spectrometry. In January 1998, we introduced our first commercial system using this technology platform, the BioTOF. In March 2000, we offered our second generation product derived from this ESI time-of-flight platform, the BioTOF II. In May 2001, we introduced the BioTOF Q which adds a high performance quadrupole mass analyzer to the BioTOF II.

  •
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

  •
  In the second quarter of 2000, we commercialized our AnchorChip microarrays. These products incorporate our patented microfluidics technology which achieves greater sensitivity in MALDI analyses.

  •
  In the second quarter of 2000, we also developed our ion source, known as ZeroAdjust Nanospray™, to solve ease of use and throughput constraints associated with traditional ESI sources at low flow rates. This development increases throughput for proteomic applications.

  •
  In the second half of 2000, we introduced the autoflex, the first MALDI time-of-flight system designed to analyze over 30,000 samples without operator intervention. The autoflex is the first MALDI time-of-flight system designed for high sample through put including fast, automatic analysis and maximum reliability for millions of sample analysis without service.

  •
  In the second half of 2001, we introduced the ultraflex™ TOF/TOF. The ultraflex incorporates a MALDI source coupled with a tandem Time of Flight mass analyzer. This allows for high-throughput protein identification by MALDI-TOF using peptide mass fingerprinting, followed by more detailed protein characterization via further fragmentation and secondary TOF detection.

        Grants.    Historically, we have been the recipient of various government grants. In early 2000, we completed a five-year Advanced Technology Program grant from the National Institute of Standards and Technology for the development of a Mass Tag DNA Diagnostic Mass Spectrometer. We also currently have three ongoing, multi-year research grants from the German Federal Government for the development of new spectrometers and new applications for analysis. We have generally retained at least non-exclusive rights to any items or improvements we develop under these grants. The U.S. government generally retains the right to use technology developed under grants. The German government requires that we use and market technology developed under grants in order to retain our rights to the technology. In 1999, 2000 and 2001, we received research and development grants in the aggregate amounts of $4.1 million, $1.8 million and $1.0 million, respectively. We expect grant revenue to represent a decreasing portion of our revenue.

Customers

        We have a broad and diversified global life science customer base that includes over 1,700 customers with our installed products. Our life science system sales accounted for approximately 74% of our product revenue for the year ended December 31, 2001. Our life science customer base is composed primarily of end-users and includes pharmaceutical, biotechnology, proteomics, agricultural biotechnology, molecular diagnostics and fine chemical companies, as well as commercial laboratories, university laboratories, medical schools and other not-for-profit research institutes and government laboratories. Our customers generally do not have a need to buy numerous systems at one time, and historically we have not depended on any single customer in the sale of our life science systems. In 2001, no single customer accounted for more than 10% of our revenue.

        We sell our substance detection and pathogen identification products and services to allied defense departments and law enforcement and emergency response professionals. For the year ended December 31, 2001, our substance detection and pathogen identification system sales represented approximately 10% of our product revenue. Our substance detection and pathogen identification customers are primarily military and government end-users. Our after-market products, including consumables, software and services, accounted for the remaining 16% of our product revenue for the year ended December 31, 2001.

        During 1999, the U.S. Department of Defense Edgewood Chemical Biological Center accounted for 13% of our net revenue, and the South Korean government (through its prime contractor Daewoo Heavy Industries) accounted for 15% of our net revenue. Our production contract with the U.S. Department of Defense Edgewood Chemical Biological Center ended on March 31, 2000, and our contract with Daewoo Heavy Industries ended in July 2001. Our net revenue attributable to Daewoo accounted for approximately 10% of our net revenue in 2000. No other customer accounted for 10% or more of our net revenue in 2000 or 2001.

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

Strategic Collaborations

        We have several key technical collaborations and alliances for the development and distribution of new or existing products. These collaborations include:

        Agilent Technologies, Inc.    In 1996, we commenced a collaboration with Agilent Technologies (formerly an operating unit of Hewlett Packard) to develop and distribute ion trap liquid chromatography mass spectrometry instrumentation. We jointly manufacture two different models of ion trap mass spectrometers. One model is branded and distributed by Agilent, and the other model, the esquire3000plus, is branded and distributed by us. Under our agreement with Agilent, neither party can conduct joint ion trap development with any other party, and each party has agreed not to develop products that would compete with the products of the other party that are the subject of this agreement.

        Sequenom Instruments GmbH.    In 1997, we began an alliance with Sequenom Instruments GmbH, a subsidiary of Sequenom Inc., to develop industrial genomics tools for high-throughput SNP analysis. Under this agreement, Sequenom purchases MALDI time-of-flight mass spectrometers from us, and they include these spectrometers in their products. Our BIFLEX was the basis for a co-labeled system called SpectroScan™ which is an important component of the Sequenom MassARRAY system. Recently, Sequenom has adopted our autoflex MALDI-TOF. In late 2001, we announced a broadening of our collaboration with Sequenom for which we intend to develop a medium-throughput genotyping solution based on MALDI-TOF analysis for distribution by Sequenom.

        GeneProt, Inc.    In September 2000, we entered into a strategic alliance with GeneProt pursuant to which we will collaborate with GeneProt and share technologies for industrial-scale proteomics. As a part of this initial alliance, GeneProt purchased 51 of our mass spectrometry systems. Additionally, in November 2000, we made a strategic equity investment, in both cash and stock, in GeneProt. We financed this equity investment with cash and newly issued shares of our common stock. Each party owns any development it makes as a part of this agreement, and any developments made jointly shall be owned jointly by the parties. In November 2001, we entered into an agreement with GeneProt to deploy novel MALDI-TOF/TOF mass spectrometry technology at GeneProt's new U.S. proteomics facility in North Brunswick, N.J. Under the agreement, GeneProt will initially purchase a total of seven ultraflex™ TOF/TOF's.

        Integrative Proteomics, Inc.    In March 2001, we, along with Bruker AXS Inc. and Bruker BioSpin Corporation, entered into a strategic alliance and technology development collaboration with Integrative Proteomics pursuant to which we will collaborate with Integrative Proteomics on multidisciplinary proteomics technologies based on mass spectrometry. Pursuant to this agreement, Integrative Proteomics will procure MALDI-TOF mass spectrometry systems from us. The terms of our strategic alliance agreement provide that we own any development of instrumentation products, such as instrumentation, probes and general software, that we make, and Integrative Proteomics owns any development of discovery products, such as methods, reagents and compositions of matter, that Integrative Proteomics makes. If we solely or jointly make any development relating to discovery products as a part of a joint collaboration pursuant to this agreement, we will assign the intellectual property rights to Integrative Proteomics at no charge, and Integrative Proteomics will grant a royalty free, irrevocable and non-exclusive license to us to make use of the discovery products. In addition, if Integrative Proteomics solely or jointly makes any development relating to instrumentation products as a part of a joint collaboration pursuant to this agreement, Integrative Proteomics will assign the intellectual property rights to us at no charge, and we will grant a royalty free, irrevocable and non-exclusive license to Integrative Proteomics to make use of the instrumentation products. Additionally, in March 2001, we made a strategic equity investment in Integrative Proteomics with both cash and shares of our common stock.

        GeneFormatics, Inc.    In October 2001, we, along with Bruker AXS Inc. and Bruker BioSpin Corporation, entered into a strategic alliance with GeneFormatics pursuant to which we will collaborate in the development of technology for the experimental analysis of three-dimensional protein structures. Under this agreement, we will sell mass spectrometry systems and related equipment to GeneFormatics. Each party owns any development it makes as a part of this agreement, and any developments made jointly shall be owned jointly by the parties. Additionally, in October 2001, we made a strategic equity investment in GeneFormatics with both cash and shares of our common stock.

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

        Direct Sales Channels.    During the last three years, we have committed significant resources to upgrade and expand our direct sales force and our distribution channels worldwide. We have direct sales coverage throughout most of the European Union, North America and much of the Pacific Rim. During the three years ending December 31, 2001, we more than doubled our sales and marketing staff.

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

        Indirect Sales Channels.    We have various international distributors and independent sales representatives, including affiliated companies and various representatives in the countries of South Korea, Portugal and Israel and in the regions of Latin America and Eastern Europe. We have adopted a distribution business model where we engage in strategic distribution alliances with other companies to address certain market segments. Our primary distribution alliances are:

  •
  We manufacture for Agilent an ion trap mass spectrometer, which Agilent incorporates into its liquid chromatography mass spectrometry systems for distribution into various industrial markets;

  •
  We sell high-throughput MALDI time-of-flight mass spectrometers through Sequenom into emerging industrial genomics markets for high-throughput SNP analysis; and

  •
  We sell high-throughput MALDI time-of-flight mass spectrometers through Variagenics and its pharmaceutical partners to identify genetic variances.

Sales Cycle

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

        We are party to an agreement dated as of August 10, 1998 with Indiana University's Advanced Research and Technology Institute (IU-ARTI), which is the technology transfer arm of Indiana University, pursuant to which we have been granted an exclusive license to specified patent rights and products including three patents that relate to time-of-flight mass spectrometry. We pay IU-ARTI royalties under this agreement and have agreed to allow IU-ARTI to utilize any improvements that we make to the licensed products for research and educational purposes on a non-exclusive, royalty-free basis. IU-ARTI may terminate the agreement if we default on our obligations or become bankrupt. We may terminate the agreement with six months notice. The license granted by the agreement expires at the later of August 10, 2008 or expiration of the licensed patent rights. Additionally, we have entered into a collaboration agreement with IU-ARTI that extends until 2002 under which IU-ARTI will continue to perform experiments that are useful to us in exchange for a flat fee and a percentage fee of any sales of products developed for us by IU-ARTI.

        We are also a party to an agreement with Applied Biosystems Group, an Applera Corporation business, and IU-ARTI. The agreement is for the licensing of a portfolio of significant mass spectrometry patents. As part of the agreement, we have been appointed the exclusive agent for licensing this combined intellectual property to the life-science industry. These patent portfolios relate to MALDI-TOF mass spectrometry and cover the significant technology called Space-Velocity Correlation Focusing (SVCF), or Delayed Extraction. This technology improves both accuracy and sensitivity, and is implemented in most modern MALDI-TOF systems. As licensing agent for IU-ARTI's SVCF patents, we have granted Applied Biosystems a sub-license in exchange for multi-year royalty payments. Bruker Daltonics and Applied Biosystems also have cross-licensed each other on their respective patent portfolios related to this technology.

        We had been involved in patent litigation with a competitor, Finnigan, a subsidiary of Thermo Electron Corporation since December 31, 1996. In August 2001, we entered into a comprehensive settlement agreement for this litigation that provided for the dismissal of all pending suits, the waiving of all damages, and a framework of licensing and arbitration for potential future disputes between the companies in the field of ion trap mass spectrometry.

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

  •
  Jean Futrell, Ph.D., Director of the Department of Energy's Environmental Molecular Sciences Laboratory in Richmond, Washington; former Chairman of Chemistry and Biochemistry at the University of Delaware;

  •
  Steven A. Hofstadtler, Ph.D., Director of Drug Discovery Technology, ISIS Pharmaceuticals, Inc., Carlsbad, California;

  •
  Joachim R. Wesener, Ph.D., Head of Mass Spectrometry at Bayer Central Research, Leverkusen, Germany; Board Member of German Society for Mass Spectrometry;

  •
  Professor Helmut Meyer, University of Bochum, Germany; President of Protagen AG, Bochum, Germany;

  •
  Professor Peter Derrick, University of Warwick, United Kingdom; Director of University of Warwick's Institute for Mass Spectrometry; Professor and Chairman of the Department of Chemistry; and

  •
  Günther Heinrich, Ph.D., CEO and President of EPIDAUROS AG, Bernried, Germany.

        We provide members of our Scientific Advisory Board a fee of $6,000 per year, and we provided options to the members for 1,500 shares of our common stock at fair market value during their first year serving on the board. These options vest in equal annual increments over the course of their three-year tenure. We also reimburse Scientific Advisory Board members for expenses reasonably incurred related to the services they provide us.

Competition

        Our markets are highly competitive, and we expect the competition to increase. Currently, we compete with a variety of companies that offer mass spectrometry-based systems along each of our product lines. Our competitors in the life sciences include Applied Biosystems, Amersham Biosciences, Inc., Waters Corporation, Thermo Electron Corporation (which includes Finnigan), Shimadzu/Kratos, Ciphergen, Hitachi, Ltd., and various automation companies. Our substance detection and pathogen identification markets are highly fragmented, and we compete with a number of companies in this area. Each of these competitors produces products based on several of the technology platforms that we utilize; however, none of them produces products utilizing all of our major technology platforms. Some of them have a greater market share than we have in particular technology platform areas. We also compete with other companies that provide analytical or automation tools based on other technologies. These technologies may prove to be more successful in meeting demands in the markets that our products serve. In addition, other companies may choose to enter our field in the future. We believe that the principal competitive factors in our markets are technological applications expertise, product functionality, marketing expertise, distribution capability, proprietary patent portfolios, cost and cost effectiveness.

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

Employees

        As of March 8, 2002, we employed over 550 full-time employees, with approximately 110 employees in the United States and more than 400 employees outside of the United States, located primarily in Europe. Over 110 of these employees hold doctorates in biology, chemistry or physics.

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

  •
  We lease a 32,000 square foot facility in Billerica, Massachusetts from a related entity. The initial term of this lease expired on October 31, 1999, and it now renews annually for one year periods. The lease can be terminated by either party on 90 days written notice.

  •
  On December 1, 2000, we purchased a 202,888 square foot parcel of property in Billerica, Massachusetts adjacent to our existing leased property for a purchase price of $742,000 from a related party. We have begun construction of a 90,000 square foot facility and expect to move into this facility in the second half of 2002.

  •
  We own a 60,000 square foot facility in Bremen, Germany. We are nearing the completion of a 120,000 square foot extension of our Bremen facility.

  •
  We own a 60,000 square foot facility in Leipzig, Germany.

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

ITEM 3.    LEGAL PROCEEDINGS

  Finnigan Litigation

        Since December 31, 1996, the Company had been involved in patent litigation with a competitor, Finnigan, a subsidiary of Thermo Electron Corporation. In August 2001, the Company announced a comprehensive settlement agreement for all of the litigation.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 2001.

ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT

        Information required by Item 10 of Form 10-K with respect to our executive officers is set forth below. Our executive officers are elected by the Board of Directors on an annual basis and serve until their successors have been duly elected and qualified. There are no family relationships among any of our executive officers or directors.

        Our executive officers of as of March 1, 2002 are:

Name	Age	Position
Frank H. Laukien, Ph.D.(1)	42	Chairman, President and Chief Executive Officer
John J. Hulburt, C.P.A.	35	Chief Financial Officer and Treasurer
Dieter Koch, Ph.D.(1)	61	Managing Director of Bruker Daltonik GmbH*; Managing Director of Bruker Saxonia Analytik GmbH* and Director of Bruker Daltonics Inc.
Jochen Franzen, Ph.D.	71	Managing Director, Bruker Daltonik GmbH*
Hans-Jakob Baum	49	Vice General Manager of Bruker Daltonik GmbH*; Managing Director of Bruker Saxonia Analytik GmbH*
John Wronka, Ph.D.	46	Vice President
Ulrich Giessmann Ph.D.	54	Vice President

(1)
Member of our Board of Directors.

*
Bruker Daltonik GmbH is a subsidiary of Bruker Daltonics Inc. and Bruker Saxonia Analytik GmbH is a subsidiary of Bruker Daltonik GmbH.

        Frank H. Laukien, Ph.D.    Dr. Laukien has been the Chairman, President and Chief Executive Officer of Bruker Daltonics since the inception of our predecessor company in February 1991. He has been a Managing Director of Bruker Daltonik GmbH, a wholly-owned subsidiary of Bruker Daltonics, since August 1997. He has also served as Chairman of Bruker AXS Inc., an affiliate of Bruker Daltonics, since October 1997 and as President of Bruker BioSpin, Inc., an affiliate of Bruker Daltonics, since June 1997. He is a part-time Professor of Mass Spectrometry at the University of Amsterdam. Dr. Laukien holds a B.S. degree from the Massachusetts Institute of Technology, as well as a Ph.D. in chemical physics from Harvard University. In November 2001, he was elected an Officer and Chairman-Elect of ALSSA (Analytical & Life Science Systems Association), our industry association.

        John J. Hulburt, C.P.A.    Mr. Hulburt has been our Chief Financial Officer since May 2001 and our Treasurer since June 2000. From December 1996 until April 2000, he was a manager at Ernst & Young LLP. Prior to that time, Mr. Hulburt was a senior accountant at Arthur Andersen LLP. Mr. Hulburt is a Certified Public Accountant. He holds a B.S. in accounting from Merrimack College.

        Dieter Koch, Ph.D.    Dr. Koch has been a Director of Bruker Daltonics since August 1997 and a Managing Director of Bruker Daltonik GmbH, now a wholly-owned subsidiary of Bruker Daltonics, since June 1980. Dr. Koch has also been the Managing Director of Bruker Saxonia Analytik GmbH, now a subsidiary of Bruker Daltonik GmbH, since founding it in 1990. He is responsible for our substance detection and pathogen identification product lines. He holds M.S. and Ph.D. degrees in chemistry from the University of Cologne.

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

        John Wronka, Ph.D.    Dr. Wronka has been a Vice President since June 1996. He is responsible for the general management of operations in the U.S. Dr. Wronka joined Bruker Instruments, an affiliate of Bruker Daltonics, in May 1989 as Mass Spectrometry Product Manager. He joined Bruker Daltonics as the Mass Spectrometry Division Manager in July 1995 and served as a Division Manager until June 1996. Prior to joining Bruker Instruments, Dr. Wronka was a Professor and Instrumentation Manager for Northeastern University. He holds a B.S. from St. Joseph's College and a Ph.D. in chemistry from the University of Delaware.

        Ulrich P. Giessmann, Ph.D.    Dr. Giessmann has been a Vice President since May 2001. He is responsible for the development and production of our TOF operations in the U.S. Dr. Giessmann joined Bruker Daltonics in May 1999 as a Project Manager for ESI-TOF development. He has extensive experience in mass spectrometry, and previously was the R&D manager of Finnigan MAT in Germany, where he was responsible for the development of their first MALDI-TOF instrument. He then spent five years at Philips Medical, managing an X-ray tube factory in Hamburg, Germany. He received his Ph.D. in Physical Chemistry from the University of Bonn, Germany.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS' MATTERS

        Our common stock has been quoted on the Nasdaq National Market since August 4, 2000. Prior to that time, there was no public market for the common stock. The following table sets forth, for the period indicated, the high and low sale prices for the common stock as reported on the Nasdaq National Market.

	High	Low
Third Quarter 2000 (from August 4, 2000)	$51.38	$19.19
Fourth Quarter 2000	$47.31	$15.06
First Quarter 2001	$27.25	$8.31
Second Quarter 2001	$24.50	$10.94
Third Quarter 2001	$19.47	$10.38
Fourth Quarter 2001	$26.00	$13.34
First Quarter 2002 (through March 8, 2002)	$10.50	$8.63

        On March 8, 2002, the last sale price of the common stock on the Nasdaq National Market was $10.50. As of March 7, 2002, we had approximately 28 holders of record of our common stock. This number does not include the individual beneficial owners of shares held in nominee name or within clearinghouse positions of brokerage firms and banks.

        We have never declared or paid cash dividends on our capital stock. We currently anticipate that we will retain all available funds for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

        On November 22, 2000, we issued 79,218 shares of our common stock, par value $.01 per share, to GeneProt, Inc. in exchange for shares of GeneProt, Inc. valued at a total of approximately $2.2 million. The shares of our common stock were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(2) of this act.

        On March 12, 2001, we issued 28,425 shares of our common stock, par value $.01 per share, to Integrative Proteomics, Inc. in exchange for shares of Integrative Proteomics, Inc. valued at a total of approximately $428,000. The shares of our common stock were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(2) of this act.

        On October 2, 2001, we issued 30,693 shares of our common stock, par value $.01 per share, to GeneFormatics, Inc. in exchange for shares of GeneFormatics, Inc. valued at a total of approximately $609,000. The shares of our common stock were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(2) of this act.

ITEM 6.    SELECTED FINANCIAL DATA

        The consolidated statements of operations data for each of the years ended December 31, 1999, 2000 and 2001 and the consolidated balance sheet data as of December 31, 2000 and 2001 have been derived from our audited financial statements included elsewhere in this report. The combined statement of operations data for the year ended December 31, 1997 and 1998 and the consolidated and combined balance sheet data as at December 31, 1997, 1998 and 1999 have been derived from our audited financial statements not included in this report. The financial statements for 1997 through 1998 are presented on a combined basis due to the common ownership of the Company and its affiliated company in Germany, which was formally acquired in December 1998. Historical results are not necessarily indicative of future results. The data presented below have been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States and should be read with the consolidated and combined financial statements, including the notes, and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

	Year Ended December 31,
	1997	1998	1999	2000	2001
	(in thousands, except per share data)
Consolidated/Combined Statements of Operations Data:
Product revenue	$49,247	$40,157	$60,620	$74,772	$91,765
Other revenue	1,878	2,050	4,070	1,830	926

Net revenue	51,125	42,207	64,690	76,602	92,691
Total costs and operating expenses	48,527	42,368	62,050	75,868	89,418
Operating income (loss) from continuing operations	2,598	(161)	2,640	734	3,273
Income (loss) from continuing operations	355	(888)	876	2,066	3,637
Income (loss) per share from continuing operations	$0.01	$(0.02)	$0.02	$0.04	$0.07
	As of December 31,
	1997	1998	1999	2000	2001
Consolidated/Combined Balance Sheet Data:
Cash, cash equivalents and short-term investments	$2,021	$1,135	$2,443	$94,629	$70,131
Working capital (deficit)	(8,845)	6,338	12,080	111,054	99,600
Total assets	52,249	63,841	67,309	183,382	189,074
Total debt	8,496	17,924	15,340	12,037	15,208
Total stockholders' equity	9,870	10,340	10,058	124,172	127,547

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

Significant Accounting Policies

        Inventories.    We maintain an allowance for excess and obsolete inventory to reflect the expected un-saleable or un-refundable inventory based on an evaluation of slow moving products.

        Investments in Other Companies.    We have investments in other companies which consist of equity securities of privately-held companies and are accounted for under the cost method. The Company's ownership interest in each of these individual companies is less than 20%.

        Customer Deposits.    Under the terms and conditions of contracts with many of our customers, we require a portion of the purchase price in the form of an advance deposit. We record these deposit amounts as a liability until the associated revenue is recognized at the time of acceptance of the system.

        Warranty Costs.    The Company provides a one-year parts and labor warranty with the purchase of equipment. The anticipated cost for this one-year warranty is accrued upon recognition of the sale and is included as a current liability on the accompanying balance sheets. To the extent the Company experiences increased warranty claim activity or increased costs associated with servicing those claims, its warranty accrual will increase resulting in a decreased gross profit.

        Contingencies.    We are subject to proceedings, lawsuits and other claims related to patents, product and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

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

        Cost of Product Revenue.    Cost of product revenue includes direct costs, such as materials, direct labor, and benefits, as well as indirect costs related to generating revenue. These indirect costs include indirect labor, materials and supplies, equipment rental and depreciation of production equipment, test equipment and facilities as related to production space revenue.

        Sales and Marketing.    Sales and marketing expenses include salaries, sales commissions, benefits, travel, occupancy costs and related expenses for our direct sales force, sales support and marketing functions. We have expanded our sales and marketing organization substantially since 1997, adding subsidiaries and sales representatives in China, France, Japan, Scandinavia, Switzerland, the United Kingdom, Canada, Italy, Australia, Singapore and Taiwan. Sales and marketing expenses also include costs associated with supporting our distribution channel partners for our time-of-flight and ion trap mass spectrometry products. We expect that sales and marketing expenses will continue to increase in the future as we further expand our global distribution capabilities and introduce new products.

        General and Administrative.    General and administrative expenses include salaries, benefits and expenses for our executive, finance, legal, human resources and internal systems support personnel. In addition, general and administrative expenses include occupancy costs, fees for professional services and depreciation of office equipment. We expect general and administrative expenses to increase as we continue to expand our administrative infrastructure to support the anticipated growth of our business, and continue to incur costs associated with being a public company.

        Research and Development.    Research and development expenses include costs for the development of new technologies and products. These expenses include materials, salaries, benefits,

occupancy costs and related expenses for development personnel. We expense research and development costs as incurred. We expect to increase spending on research and development in order to develop new products and applications, but as a percentage of revenues, spending should decrease over time.

        Patent Litigation Costs.    Patent litigation costs include actual and estimated legal fees and anticipated assessments associated with litigation in connection with our intellectual property, particularly the Finnigan litigation. These costs may increase depending upon the outcome of current legal proceedings.

Results of Operations

        The following table sets forth certain items included in our results of operations for the three years ended December 31, 2001, expressed as a percentage of our net revenue for these periods.

	Year Ended December 31,
	1999	2000	2001
Revenue:
Product revenue	93.7%	97.6%	99.0%
Other revenue	6.3	2.4	1.0

Net revenue	100.0	100.0	100.0
Costs and operating expenses:
Cost of product revenue	48.9	46.4	47.0
Sales and marketing	17.5	18.0	23.4
General and administrative	5.3	6.6	6.5
Research and development	23.4	26.2	20.0
Provision for loss on contract	—	1.4	1.6
Patent litigation costs (credit)	0.8	0.4	(2.0)

Total costs and operating expenses	95.9	99.0	96.5

Operating income from continuing operations	4.1	1.0	3.5
Other income (expense), net	0.2	(0.3)	0.0
Interest income (expense), net	(1.4)	2.3	3.0

Income from continuing operations, before income taxes	2.9	3.0	6.5
Provision for income taxes	1.5	0.3	2.6

Income from continuing operations	1.4	2.7	3.9
Income from discontinued operations, net of income taxes	0.5	0.2	0.0

Net income	1.9%	2.9%	3.9%

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

        Product Revenue.    Total product revenue increased $17.0 million, or 22.7%, to $91.8 million in 2001 compared to $74.8 million in 2000. Our top-line product revenue growth rate for the year was approximately 26.5% before unfavorable currency effects. Life science systems revenue, substance detection systems revenue and aftermarket revenue as a percentage of product revenue were 74%, 10% and 16%, respectively, in 2001 as compared to 66%, 22% and 12%, respectively, in 2000. The increase in total product revenue is related to continuing growth of all our life science product lines and significant growth in our aftermarket sales.

        Other Revenue.    Other revenue decreased $904,000, or 49.4%, to $926,000 in 2001 compared to $1.8 million in 2000. This decrease was due to the completion of certain projects for early-stage research and development, which were funded by grants from the German and United States governments.

        Cost of Product Revenue (including provision for loss on contract).    Cost of product revenue increased $8.4 million, or 23.0%, to $45.1 million in 2001 compared to $36.7 million in 2000. The cost of product revenue as a percentage of product revenue was 49.1% in 2001 as compared to 49.0% in 2000. The increase in costs of product revenue as a percentage of product revenue relates to the product mix of sales directly to third party customers and the sales through strategic alliances. The provision for loss on contract increased $431,000, or 40.0%, to $1.5 million in 2001 compared to $1.1 million in 2000. This provision relates to an existing contract within our substance detection and pathogen identification business. The reserve is for estimated cost overruns, legal fees and liquidated damages related to this contract.

        Sales and Marketing.    Sales and marketing expenses increased $7.9 million, or 57.3%, to $21.7 million in 2001 compared to $13.8 million in 2000. Sales and marketing expenses as a percentage of product revenues were 23.7% in 2001 and 18.5% in 2000. The increase relates to significant new product introductions during the first and second quarters of 2001 and the cost associated with the rollout of these products. The increase was also attributed to higher sales commissions earned by our direct sales force as well as the addition of four distribution subsidiaries, which were not in operation for the full year 2000.

        General and Administrative.    General and administrative expenses increased $1.0 million, or 18.8%, to $6.0 million in 2001 compared to $5.0 million in 2000. General and administrative expenses as a percentage of product revenues were 6.5% in 2001 and 6.8% in 2000. Although general and administrative expenses as a percentage of product revenue decreased, general and administrative expenses have remained relatively consistent with the overall increased sales growth of the Company. The increase in total amount of general and administrative expenses relates to an increase in costs incurred in 2001 associated with several business development projects.

        Research and Development.    Research and development expenses decreased $1.6 million, or 7.8%, to $18.5 million in 2001 compared to $20.0 million in 2000. As a percentage of product revenues, research and development expenses were 20.1% in 2001 compared to 26.8% in 2000. The decrease relates to the completion of certain new projects, the results of which have now been incorporated into our existing product line.

        Litigation (Credit) Costs.    The litigation reserve was reduced by $2.2 million during the third quarter of 2001 as a result of the settlement of certain ongoing litigation from 1997.

        Interest and Other Income, Net.    Interest and other income, net was $2.7 million in 2001, as compared to $1.6 million in 2000. The increase relates to the fact that we earned interest income on our short-term investments throughout the full year 2001 as compared to earning interest for only four months in 2000.

        Provision for Income Taxes.    Provision for income taxes was $2.4 million in 2001 as compared to $254,000 in 2000. The effective tax rate in 2001 was 39.4% as compared to an effective rate of 10.9% in 2000. The lower effective rate in 2000 reflected a one-time benefit on the revaluation of net deferred tax liabilities as a result of a reduction in enacted tax rates in Germany as well as a reduction in a valuation allowance based on forecasted taxable income in the United States. The effective tax rates reflect a blended tax rate from the various countries in which we operate.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

        Product Revenue.    Total product revenue increased $14.2 million, or 23.3%, to $74.8 million in 2000 compared to $60.6 million in 1999. Our top-line product revenue growth rate for the year was approximately 39% before unfavorable currency effects due to the particular weakness of the European currencies throughout the year. Life science product revenue and substance detection and pathogen identification product revenue as a percentage of product revenue were approximately 66% and 22%, respectively, in 2000 compared to 54% and 46%, respectively, in 1999. The increase in product revenue in 2000 was fueled by a continuing strong demand for our life science products in all various product lines by new and existing customers.

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

        Sales and Marketing.    Sales and marketing expenses increased $2.5 million, or 21.7%, to $13.8 million in 2000 compared to $11.3 million in 1999. The dollar increase was due to higher sales commissions earned by our direct sales force as a result of an increase in the number of units sold and the addition of new distribution subsidiaries not in operation during 1999. Sales and marketing expenses as a percentage of product revenues were 18.5% in 2000 and 18.7% in 1999.

        General and Administrative.    General and administrative expenses increased $1.6 million, or 48.3%, to $5.1 million in 2000 compared to $3.4 million in 1999. As a percentage of product revenues, general and administrative expenses were 6.8% in 2000 and 5.6% in 1999. The increase relates to certain non-cash charges to compensation expense related to our stock option grants as well as various other costs related to being a public company.

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

        Patent Litigation Costs.    Patent litigation costs were $303,000 in 2000. This increase reflects a revised estimate of our legal costs associated with our intellectual property litigation and reflects estimated assessments related to the ongoing litigation from 1996.

        Interest and Other Income (Expenses), Net.    Interest and other income, net was $1.6 million in 2000 compared to an interest and other expense, net of $(777,000) in 1999. The difference is due to interest income earned on the additional funding raised in our equity offering during third quarter 2000 and the payoff of our outstanding short-term lines of credit in both the United States and Germany.

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

Liquidity and Capital Resources

        Presently, we anticipate that our existing capital resources will meet our operating and investing needs through the end of 2002. Historically, we have financed our growth through a combination of cash provided from operations, debt financing and issuance of common stock. During 2001, net cash used in operating activities was $11.5 million, which represents an increase in net cash used in operating activities as compared to 2000 and is primarily a result of increased inventory, accounts receivables and prepaid assets.

        We used $17.4 million of cash during 2001 for capital expenditures, which was principally related to expenditures for the expansion of our existing facility in Germany and the construction of a new production facility in the United States. The Company expects that capital expenditures related to the new facilities in 2002 will be approximately $11.0 million and total capital expenditures will be approximately $17.0 million. Such capital expenditures are being made to improve productivity and expand manufacturing capacity. We expect to continue to make capital investments focused on enhancing the efficiency of our operations and supporting our growth.

        In October 2001, we entered into a revolving line of credit with Citizens Bank in the United States in the amount of $2.5 million. This line, which is secured by portions of our inventory, receivables and equipment in the United States, is used to support working capital and expires July 31, 2002. We also maintain revolving lines of credit of approximately $6.7 million with German banks. As of December 31, 2001, there was approximately $3.5 million outstanding on these lines. Our German lines of credit are unsecured. During the first half of 2001, we entered into three revolving lines of credit for approximately $1.2 million with a Japanese bank. As of December 31, 2001, we repaid approximately $797,000 to close two of these lines and had approximately $381,000 outstanding on the remaining line. These lines of credit are unsecured.

        We have three long-term notes payable with outstanding balances aggregating $11.3 million as of December 31, 2001. One note ($4.5 million), with an interest rate of 5.10%, is payable in full in 2003. The other two notes ($6.8 million in the aggregate), have an interest rate of 4.65%, and are payable in full in 2008. Interest is due monthly, and all obligations are collateralized by the land and buildings of Bruker Daltonik GmbH.

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

Impact of Foreign Currencies

        We sell our products in many countries, and a substantial portion of our sales and a portion of our costs and expenses are denominated in foreign currencies, especially in Euro. Historically, our realized foreign exchange gains and losses have not been significant. Accordingly, we have not hedged our foreign currency position in the past. However, as we expand our sales internationally, we plan to evaluate our currency risks, and we may enter into foreign exchange contracts from time to time to mitigate foreign currency exposure.

Related-Party Transactions

        The Company is affiliated, through common stockholders, with several other entities which use the Bruker name. The Company and its affiliates have entered into a sharing agreement which provides for the sharing of specified intellectual property rights, services, facilities and other related items.

        The Company recognized sales to affiliated entities of approximately $9.4 million in 2000 and $4.1 million in 2001 and purchases from affiliated entities of approximately $5.6 million in 2000 and $3.5 million in 2001.

        The Company recognized sales to GeneProt, Inc. and GeneFormatics, Inc., two companies in which Bruker Daltonics has investments, of approximately $6.0 million and $0.3 million, respectively, in 2001. These sales were recorded at arm's length conditions and in the normal course of business.

        In 2000 and 2001, various Bruker affiliates provided administrative and other services (including office space) to the Company at a cost of approximately $443,000 and $894,000, respectively, based on its assessment of the estimated fair market value of such services.

        In 2000, the Company purchased land from a principal shareholder for $742,000, the estimated fair market value.

Recent Accounting Pronouncements

        In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets".SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS 142, which for companies with calendar year ends, will be January 1, 2002. In addition, companies will be required to evaluate all existing goodwill for impairment within six months of adoption by comparing the fair value of each reporting unit to its carrying value at the date of adoption. Any transitional impairment losses will be recognized in the first interim period in the year of adoption and will be recognized as the effect of a change in accounting principle. Management believes the adoption of SFAS 141 and SFAS 142 will not have a material effect on the financial position or results of operations of the Company.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale. Discontinued operations will no longer be measured on a net realizable value basis, but will be measured similar to other long-lived assets classified as held for sale at the lower of its carrying amount or fair value less cost to sell. Future operating losses will no longer be recognized before they occur. SFAS 144 also broadens the presentation of discontinued operations to include a component of an entity when operations and cash flows can be clearly distinguished, and establishes criteria to determine when a long-lived asset is held for sale. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. Management believes the adoption of this Statement will not have a material effect on the results of operations or financial position of the Company.

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

        The Company's exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on its investment portfolio since the Company's long-term debt has a fixed rate. The Company ensures the safety and preservation of invested funds by limiting default risks, market risk and reinvestment risk. The Company mitigates default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company's interest sensitive financial instruments at December 31, 2001. Declines in interest rates over time will, however, reduce the Company's interest income.

Factors Affecting Our Business, Operating Results and Financial Condition

        The following risk factors should be considered in conjunction with the other information included in this report. This report may include forward-looking statements that involve risks and uncertainties. In addition to those risk factors discussed elsewhere in this report, we identify the following risk factors, which could affect our actual results and cause actual results to differ materially from those in the forward-looking statements.

If our products fail to achieve and sustain sufficient market acceptance across their broad intended range of applications in the life sciences, we will not generate expected revenue.

        Our business strategy depends on our ability to successfully commercialize a broad range of products based on mass spectrometry for use in a variety of life science applications. We have only recently commercially launched many of our current products for sale to these markets, and many of our products have achieved only limited sales. The commercial success of our life science products depends on our obtaining continued and expanding market acceptance of our mass spectrometry tools by pharmaceutical, biotechnology and proteomics companies and academic and government research laboratories across the wide range of applications covered by our product offerings. We may fail to achieve or sustain substantial market acceptance for our products across the full range of our intended life science applications or in one or more of our principal intended life science applications. Any such failure could decrease our sales and revenue. To succeed, we must convince substantial numbers of pharmaceutical and biotechnology companies and other laboratories to replace their existing techniques with mass spectrometry techniques employing our systems. Limited funding available for capital acquisitions by our customers, as well as our customers' own internal purchasing approval policies, could hinder market acceptance of our products. Our intended life science customers may be reluctant to make the substantial capital investment generally needed to acquire our products or to incur the training and other costs involved with replacing their existing systems with our products. We also may not be able to convince our intended life science customers that our systems are an attractive and cost-effective alternative to other technologies and systems for the acquisition, analysis and management of molecular information. Because of these and other factors, our products may fail to gain or sustain market acceptance.

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

We may be involved in lawsuits to protect or enforce our patents that are brought by us which would be expensive and time-consuming.

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

        We maintain a sharing agreement with 12 affiliated entities that requires us to share portions of our intellectual property as it existed on February 28, 2000 and our distribution channels with these affiliated companies and their affiliates. We also share the Bruker name with many of these affiliates. We could lose the right to use the Bruker name if (a) we declare bankruptcy, (b) we interfere with another party's use of the name, (c) we take a material action which materially detracts from the goodwill associated with the name, or (d) we suffer a major loss of our reputation in our industry or marketplace. The loss of the Bruker name could result in a loss of goodwill, brand loyalty and sales of our products. In addition, we have agreed to maintain the price of some products purchased from and sold to these affiliates for a period of up to twelve years, subject to yearly adjustments equal to the increase in the Consumer Price Index.

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

        Demand for our products will depend in part upon the extent to which our collaborations with pharmaceutical, biotechnology and proteomics companies are successful in developing, or helping us to develop, new products and new applications for our existing products. In addition, we collaborate with academic institutions on product development. We have limited or no control over the resources that any collaborator may devote to our products. Any of our present or future collaborators may not perform their obligations as expected. If we fail to enter into or maintain appropriate collaboration agreements or if any of these events occur, we may not be able to develop some of our new products, which could materially impede our ability to generate revenue.

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

        International sales account and are expected to continue to account for a significant portion of our total revenues. For the fiscal year ended December 31, 2001, international sales totaled $68.9 million, or 75.1% of our net product revenue. We intend to substantially increase our international operations. Our international operations are, and will continue to be, subject to a variety of risks associated with conducting business internationally, many of which are beyond our control. These risks, which may adversely affect our ability to achieve and maintain profitability and our ability to sell our products internationally, include:

  •
  changes in regulatory requirements;

  •
  legislation and regulation, including tariffs, relating to the import or export of high technology products;

  •
  the imposition of government controls;

  •
  political and economic instability or conflicts;

  •
  costs and risks of deploying systems in foreign countries;

  •
  limited intellectual property rights; and

  •
  the burden of complying with a wide variety of complex foreign laws and treaties.

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

        Our revenues and results of operations have in the past and may in the future vary from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. The primary factors that may affect us include the following:

  •
  the timing of sales of our products and services;

  •
  the timing of recognizing revenue and deferred revenue under U.S. GAAP;

  •
  changes in our pricing policies or the pricing policies of our competitors;

  •
  increases in sales and marketing, product development or administration expenses;

  •
  the mix of services provided by us and third-party contractors;

  •
  our ability to attain and maintain quality levels for our products; and

  •
  costs related to acquisitions of technology or businesses.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

        In accordance with General Instruction G(3) to Form 10-K, except as indicated in the following sentence, the information called for by Items 10, 11, 12 and 13 is incorporated by reference from the registrant's definitive proxy statement pursuant to Regulation 14A for the 2002 Annual Meeting of Stockholders. As permitted by General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, the information on executive officers called for by Item 10 is included in Part I of this Annual Report on Form 10-K.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8-K

(a)
Financial Statements and Schedules

(1) Financial Statements

Report of Independent Auditors

The Board of Directors
Bruker Daltonics Inc.

        We have audited the accompanying consolidated balance sheets of Bruker Daltonics Inc. (the Company) as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bruker Daltonics Inc. at December 31, 2000 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                      /s/ ERNST & YOUNG LLP

Boston, Massachusetts
February 15, 2002

BRUKER DALTONICS INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except for share data)

	December 31,
	2000	2001
ASSETS
Current assets:
Cash and cash equivalents	$21,735	$8,381
Short-term investments	72,894	61,750
Accounts receivable, less allowances for doubtful accounts of $369 in 2000 and $136 in 2001	11,626	16,203
Due from affiliated companies	706	—
Inventories	35,608	47,531
Other assets	3,680	5,057

Total current assets	146,249	138,922

Property, plant and equipment, net	25,528	37,252
Intangible and other assets	2,335	1,595
Investments in other companies	9,270	11,305

Total assets	$183,382	$189,074

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term bank borrowings	$—	$3,885
Accounts payable	7,601	9,872
Due to affiliated companies	—	731
Accrued expenses	5,537	5,124
Customer deposits	15,766	14,885
Warranty reserves	3,346	3,019
Income taxes payable	2,945	1,806

Total current liabilities	35,195	39,322

Deferred revenue	371	675
Long-term debt	12,037	11,323
Deferred income tax liabilities	7,475	7,717
Contingent liabilities	4,132	2,490
Stockholders' equity:
Common stock, $0.01 par value, authorized 100,000,000 shares, issued and outstanding 54,779,218 shares in 2000 and 54,881,436 shares in 2001	548	549
Additional paid-in capital	118,014	119,668
Retained earnings	8,662	12,299
Accumulated other comprehensive loss	(3,052)	(4,969)

Total stockholders' equity	124,172	127,547

Total liabilities and stockholders' equity	$183,382	$189,074

The accompanying notes are an integral part of these statements.

BRUKER DALTONICS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except per share data)

	Year Ended December 31,
	1999	2000	2001
Product revenue	$60,620	$74,772	$91,765
Other revenue	4,070	1,830	926

Net revenue	64,690	76,602	92,691

Costs and operating expenses:
Cost of product revenue	31,618	35,587	43,588
Sales and marketing	11,345	13,806	21,711
General and administrative	3,411	5,057	6,007
Research and development	15,138	20,033	18,468
Provision for loss on contract	—	1,082	1,513
Litigation costs (credit)	538	303	(1,869)

Total costs and operating expenses	62,050	75,868	89,418

Operating income from continuing operations	2,640	734	3,273
Other income (expense), net	130	(208)	(17)
Interest (expense) income, net	(907)	1,794	2,750

Income from continuing operations before provision for income taxes	1,863	2,320	6,006
Provision for income taxes	987	254	2,369

Income from continuing operations	876	2,066	3,637
Income from discontinued operations, net of income taxes	373	184	—

Net income	$1,249	$2,250	$3,637

Net income per share — basic and diluted:
Income from continuing operations	$0.02	$0.04	$0.07
Income from discontinued operations, net of income taxes	0.01	—	—

Net income per share	$0.03	$0.04	$0.07
Shares used in computing net income per share—basic	45,500	49,269	54,825
Shares used in computing net income per share—diluted	45,500	49,922	55,178

The accompanying notes are an integral part of these statements.

BRUKER DALTONICS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(amounts in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance as of December 31, 1998	$455	$6,045	$5,163	$(1,323)	$10,340
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	(1,531)	(1,531)
Net income	—	—	1,249	—	1,249

Net comprehensive loss	—	—	—	—	(282)

Balance as of December 31, 1999	455	6,045	6,412	(2,854)	10,058
Initial public offering proceeds, net of issuance costs	92	109,596	—	—	109,688
Issuance of common stock on acquisition of investment in other companies	1	2,192	—	—	2,193
Compensation expense related to stock options issued to non-employees	—	181	—	—	181
Comprehensive income:
Foreign currency translation adjustment	—	—	—	(198)	(198)
Net income	—	—	2,250	—	2,250

Net comprehensive income	—	—	—	—	2,052

Balance as of December 31, 2000	548	118,014	8,662	(3,052)	124,172
Issuance of common stock on acquisition of investment in other companies	1	1,037	—	—	1,038
Compensation expense related to stock options issued to non-employees	—	238	—	—	238
Stock options exercised	—	227	—	—	227
Tax benefit of stock options exercised	—	152	—	—	152
Comprehensive income:
Foreign currency translation adjustment	—	—	—	(1,976)	(1,976)
Unrealized gain on short-term investments	—	—	—	59	59
Net income	—	—	3,637	—	3,637

Net comprehensive income	—	—	—	—	1,720

Balance as of December 31, 2001	$549	$119,668	$12,299	$(4,969)	$127,547

The accompanying notes are an integral part of these statements.

BRUKER DALTONICS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollar amounts are in thousands)

	Year ended December 31,
	1999	2000	2001
Operating activities:
Income from continuing operations	$876	$2,066	$3,637
Adjustments to reconcile income from continuing operations to net cash provided by (used in) continuing operations:
Depreciation and amortization	3,487	4,145	6,040
Deferred income taxes	875	(3,340)	249
Provision for loss on contract	—	1,082	1,513
Stock option compensation	—	181	238
Reversal of patent litigation costs	—	—	(1,869)
Charge for purchase of in-process research and development	100	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,605)	499	(5,908)
Inventories	(10,265)	(13,028)	(15,287)
Other assets	419	(1,148)	(3,062)
Accounts payable and accrued expenses	6,374	1,739	3,032
Warranty reserves	2,034	(1,095)	(159)
Contingent liabilities	—	(1,219)	(1,064)
Income taxes payable	—	2,632	(996)
Deferred revenue	295	(22)	314
Customer deposits	4,680	7,237	1,847

Net cash provided by (used in) continuing operations	5,270	(271)	(11,475)
Net cash provided by discontinued operations	495	69	—

Net cash provided by (used in) operating activities	5,765	(202)	(11,475)
Investing activities:
Purchases of property and equipment and other long lived assets	(4,563)	(5,581)	(17,595)
Purchase of short-term investments	—	(92,394)	(3,235)
Redemption of short-term investments	—	19,500	14,438
Acquisition of business, net of cash acquired	(200)	22	—
Investments in other companies	—	(7,075)	(1,000)

Net cash used in investing activities	(4,763)	(85,528)	(7,392)
Financing activities:
Proceeds from short-term borrowings	1,000	2,510	4,742
Payments on short-term borrowings	(1,087)	(4,833)	(797)
Advances from (payments to) affiliated companies	444	(2,523)	2,223
Issuance of common stock net of issuance cost	—	109,688	227

Net cash provided by financing activities	357	104,842	6,395
Effect of exchange rate changes	(51)	180	(882)

Net change in cash and cash equivalents	1,308	19,292	(13,354)
Cash and cash equivalents at beginning of period	1,135	2,443	21,735

Cash and cash equivalents at end of period	$2,443	$21,735	$8,381

Supplemental cash flow information:
Cash paid for interest	$1,232	$610	$871
Cash paid for taxes	464	202	5,920
Non-cash financing activities:
Issuance of common stock for investments in other companies	—	2,193	1,098

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

        These financial statements include the accounts of Bruker Daltonics Inc., and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.    Summary of Significant Accounting Policies

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying footnotes. Actual results could differ from those estimates.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with original maturities of 90 days or less at date of purchase to be cash equivalents. Cash and cash equivalents are carried at cost, which approximates fair market value at year end.

Short-Term Investments

        The Company accounts for its short-term investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's investments, which are carried at fair value, consist of funds comprised of short-term money market and bond instruments and have been classified as available-for-sale at December 31, 2001.

Concentration of Credit Risk

        Financial instruments which subject the Company to credit risk consist of cash and cash equivalents, short-term investments and accounts receivables. The risk with respect to cash and cash equivalents and short-term investments is minimized by the Company's policy of investing in short-term financial instruments issued by highly-rated financial institutions. The risk with respect to accounts receivable is minimized by the credit worthiness of the Company's customers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been within management's expectations. For the years ended December 31, 1999, 2000 and 2001, two customers accounted for an aggregate of 30%, 11% and 17%, respectively, of the Company's product revenue. Accounts receivables for these two customers accounted for an aggregate of 3% and 10% of total receivables as of December 31, 2000 and 2001.

Inventories

        Inventories are stated at the lower of cost or market with cost determined by the first-in, first-out, ("FIFO") method. An allowance for excess and obsolete inventory is maintained to reflect the expected un-saleable or un-refundable inventory based on an evaluation of slow moving products.

        Inventories include demonstration equipment which the Company offers to current and potential customers. The Company amortizes its demonstration equipment over a three year period. Amortization expense for demonstration equipment was approximately $307,000, $952,000 and $1.8 million for the years ended December 31, 1999, 2000 and 2001, respectively.

Property, Plant and Equipment

        Property, plant and equipment which includes land, buildings, machinery and equipment, furniture and fixtures and leasehold improvements are stated at cost. Depreciable assets are being depreciated on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings	25 years
Machinery and equipment	5-10 years
Furniture and fixtures	3-5 years
Leasehold improvements	Shorter of 15 years or the life of the lease

Software Costs

        Purchased software is capitalized at cost and is amortized over the estimated useful life, generally three years. Software developed for use in the Company's products is expensed as incurred and is classified as research and development expense.

Other Assets

        Other assets consist principally of patents and licenses. Patents, patent applications and rights are stated at acquisition cost. Amortization of patents is recorded using the straight-line method over the legal lives of the patents, generally for periods ranging up to ten years. Accumulated amortization of these assets was approximately $1.2 million and $1.4 million as of December 31, 2000 and 2001, respectively.

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

Warranty Costs

        The Company provides a one year parts and labor warranty with the purchase of equipment. The anticipated cost for this one year warranty is accrued upon recognition of the sale and is included as a current liability on the accompanying balance sheets. To the extent the Company experiences increased warranty claim activity or increased costs associated with servicing those claims, its warranty accrual will increase resulting in a decreased gross profit.

Contingencies and Patent Litigation Costs

        The Company is subject to proceedings, lawsuits and other claims related to patents, product and other matters. The Company assesses the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

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

Fair Value of Financial Instruments

        The Company's financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, amounts due from/to affiliated companies and long-term debt. The carrying amounts of the Company's cash and cash equivalents, short-term investments, accounts receivable, accounts payable and amounts due from/to affiliated companies approximate fair value due to their short-term nature. The fair value of long-term debt is estimated based on current interest rates offered to the Company for financing arrangements with similar maturities. The recorded value of these financial instruments approximate their fair value at December 31, 2000 and 2001.

Foreign Currency Translation

        In accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," all balance sheet accounts of foreign subsidiaries are translated into United States dollars at the current exchange rate, and income statement items are translated at the average exchange rate for the period; resulting translation adjustments are made directly to accumulated other comprehensive income (loss) in stockholders' equity. Realized exchange gains and losses on foreign currency transactions included in other income (expenses) were gains of approximately $332,000 in 2000 and losses of approximately $113,000 in 2001.

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

Shipping and Handling Costs

        The Company records costs incurred in connection with shipping and handling products as marketing and selling expenses. Amounts billed to customers in connection with these costs are included in revenues. Shipping and handling costs were $0.7 million and $1.0 million for the year ended December 31, 2000 and 2001, respectively.

Advertising Costs

        Advertising costs are expensed as incurred. Advertising expenses included in sales and marketing were approximately $364,000, $793,000 and $958,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

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

Accounting Developments

        In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and prohibits the use of the pooling-of-interests method. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS 142, which for companies with calendar year ends, will be January 1, 2002. In addition, companies will be required to evaluate all existing goodwill for impairment within six months of adoption by comparing the fair value of each reporting unit to its carrying value at the date of adoption. Any transitional impairment losses will be recognized in the first interim period in the year of adoption and will be recognized as the effect of a change in accounting principle. Management believes the adoption of SFAS 141 and SFAS 142 will not have a material effect on the financial position or results of operations of the Company.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale. Discontinued operations will no longer be measured on a net realizable value basis, but will be measured similar to other long-lived assets classified as held for sale at the lower of its carrying amount or fair value less cost to sell. Future operating losses will no longer be recognized before they occur. SFAS 144 also broadens the presentation of discontinued operations to include a component of an entity when operations and cash flows can be clearly distinguished, and establishes criteria to determine when a long-lived asset is held for sale. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. Management believes the adoption of this Statement will not have a material effect on the results of operations or financial position of the Company.

Reclassifications

        Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the 2001 presentation.

3.    Acquisitions and Investments in Other Companies

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

GeneProt, Inc.

        In November 2000, the Company acquired 909,091 shares of Series B Preferred Stock of GeneProt, Inc. in exchange for $7.0 million in cash and 79,218 shares of the Company's common stock. The acquired securities are included in investments in other companies and are accounted for under the cost method.

Integrative Proteomics, Inc.

        In March 2001, the Company acquired 369,004 shares of Series IIA Preferred Stock of Integrative Proteomics, Inc. in exchange for $500,005 in cash and 28,425 shares of the Company's common stock. The acquired securities are included in investments in other companies and are accounted for under the cost method.

GeneFormatics, Inc.

        In October 2001, the Company acquired 333,334 shares of Series C Preferred Stock of GeneFormatics, Inc. in exchange for $500,013 in cash and 30,693 shares of the Company's common stock. The acquired securities are included in investments in other companies and are accounted for under the cost method.

4.    Inventories

        The components of inventories were as follows:

	December 31,
	2000	2001
	(in thousands)
Raw materials	$14,391	$13,790
Work-in-process	12,518	16,942
Finished goods	8,699	16,799

	$35,608	$47,531

5.    Property, Plant and Equipment

        Property, plant and equipment consisted of the following:

	December 31,
	2000	2001
	(in thousands)
Land	$2,430	$2,604
Construction in progress	224	6,664
Buildings	22,179	25,872
Office furniture, machinery and equipment	20,408	24,525
Leasehold improvements	16	42

	45,257	59,707
Less accumulated depreciation and amortization	(19,729)	(22,455)

	$25,528	$37,252

        Depreciation expense for the years ended December 31, 1999, 2000 and 2001 was approximately $3.3 million, $3.2 million and $3.9 million, respectively. Amortization of leasehold improvements is included with depreciation in the accompanying financial statements.

6.    Income Taxes

        The components of income (loss) from continuing operations before provision for income taxes consisted of the following:

	Year Ended December 31,
	1999	2000	2001
	(in thousands)
United States	$(1,527)	$(24)	$216
Foreign	3,390	2,344	5,790

	$1,863	$2,320	$6,006

        Significant components of the provision for income taxes were as follows:

	Year Ended December 31,
	1999	2000	2001
	(in thousands)
Current:
Federal	$—	$—	422
State	—	3	100
Foreign	72	3,591	1,602

	72	3,594	2,124
Deferred:
Federal	—	(792)	(549)
State	—	(146)	(10)
Foreign	915	(2,402)	804

	915	(3,340)	245

Total provision for income taxes	$987	$254	$2,369

        The reconciliation of income tax computed at the United States federal statutory tax rate to income tax expense for the years ended December 31, 1999, 2000 and 2001 was as follows:

	Year Ended December 31,
	1999	2000	2001
	(in thousands)
Income tax at statutory rate	34.0%	34.0%	34.0%
Add (deduct):
Change in valuation allowance	35.6	(32.9)	8.7
Change in enacted rates	—	(42.3)	—
Foreign income tax at differing rates	(8.9)	58.2	(6.6)
Other	(7.8)	(6.1)	3.3

	52.9%	10.9%	39.4%

        The components of the Company's deferred income taxes were as follows:

	December 31,
	2000	2001
	(in thousands)
Deferred tax assets:
Inventory	$1,353	$2,429
R & D and other tax credit carryforwards	1,234	334
Net operating loss carryforwards	940	923
Other	206	279

	3,733	3,965
Valuation allowance	—	(527)

Net deferred tax assets	3,733	3,438
Deferred tax liabilities:
Patent litigation costs	(3,513)	(3,092)
Excess tax over book depreciation	(3,487)	(3,320)
Warranty accrual	—	(902)
Other	(540)	(126)

Total deferred tax liabilities	(7,540)	(7,440)

Net deferred tax liability	$(3,807)	$(4,002)

        As of December 31, 2001, the Company has approximately $2.5 million of net operating loss carryforwards available to reduce future tax liabilities. These credits have various expiration dates through 2009. The Company also has research and development tax credits of approximately $508,000 available to offset future tax liabilities that expire at various dates through 2021.

        At December 31, 2001 a valuation allowance was established to offset certain deferred tax assets due to uncertainty with respect to future realization of the assets. No valuation allowance was necessary at December 31, 2000.

        Undistributed earnings of foreign subsidiaries aggregated approximately $13.1 million at December 31, 2001, which, under existing law, will not be subject to United States tax until distributed as dividends. Because the earnings have been or are intended to be indefinitely reinvested in foreign operations, no provision has been made for United States income taxes that may be applicable thereto.

7.    Financing Arrangements

        In October 2001, the Company entered into a revolving line of credit with Citizens Bank in the amount of $2.5 million. This line, which is secured by certain inventory, receivables and equipment in the United States, is used to provide working capital and expires July 31, 2002. Interest on this line of credit is at the lower of LIBOR plus 175 basis points (3.63% at December 31, 2001) or the Prime Rate (4.75% at December 31, 2001). There is no commitment fee on the unused portion of the line. As of December 31, 2000 and 2001, the Company had no amounts outstanding on this line of credit.

        The Company also maintained revolving lines of credit in 2000 and 2001, of approximately $7.7 million and $6.7 million, respectively, among German banks at interest rates ranging between 6.45% and 8.75%. At December 31, 2001, $3.5 million was outstanding against these credit facilities. The lines are secured by certain inventory and accounts receivable in Germany and are renewable in June 2002.

        The Company has three notes payable with outstanding balances aggregating $12.0 million and $11.3 million as of December 31, 2000 and 2001, respectively. One note ($4.8 million and $4.5 million at December 31, 2000 and 2001, respectively), with an interest rate of 5.10%, is payable in full in 2003. The other two notes ($7.2 million and $6.8 million in the aggregate at December 31, 2000 and 2001, respectively), have an interest rate of 4.65% and are due in 2008. Interest is due monthly, and all obligations are collateralized by the land and buildings of Bruker Daltonik GmbH.

        During the first half of 2001, the Company entered into three revolving lines of credit for approximately $1.2 million with a Japanese bank. As of December 31, 2001, the Company repaid approximately $797,000 to close two of these lines and there was approximately $381,000 outstanding on the remaining line. This line of credit is unsecured.

8.    Stockholder's Equity

Initial Public Offering

        On August 3, 2000, the Company issued 9,200,000 shares of its common stock for $119,600,000 (or $13 per share). The Company incurred $9,912,000 in offering costs as a result of this transaction.

Preferred Stock

        At December 31, 2001, 5,000,000 shares of Blank Check Preferred Stock with a stated par value of $0.01 per share were authorized, none of which have been issued.

Stock Split

        On February 14, 2000, the Board of Directors of Bruker Daltonics Inc. authorized a seven-for-one stock split in the form of a stock dividend. Stockholders of record received six additional shares of common stock for every share they owned. All common shares and per share data in the accompanying financial statements have been restated to reflect the stock split.

Stock Options

        In February 2000, the Board of Directors adopted and the Stockholders approved the 2000 Stock Option Plan ("the Plan"). The Plan provides for the issuance of up to 2,188,000 shares of common stock in connection with awards under the Plan. The Plan allows a committee of the Board of Directors (the "Committee") to grant incentive stock options, non-qualified stock options, stock appreciation rights and stock awards (including the use of restricted stock and phantom shares). The Committee has the authority to determine which employees will receive the rewards, the amount of the awards and other terms and conditions of the award. During the year ended December 31, 2000 and

2001, the Committee granted stock options for 871,385 and 372,500 shares of common stock, respectively, which vest over three-to-five year periods.

        Stock option activity for the year ended December 31, 2000 and 2001 was as follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 1999	—	—
Granted	871,385	$6.41
Exercised	—	—
Forfeited	(39,785)	(5.27)

Outstanding at December 31, 2000	831,600	6.46
Granted	372,500	15.20
Exercised	(43,100)	(5.27)
Forfeited	(31,850)	(5.55)

Outstanding at December 31, 2001	1,129,150	$9.42
Exercisable at December 31, 2001	107,290	$6.40
The weighted average fair value of options granted in 2001 was		$1.58
The weighted average fair value of options granted in 2000 was		$1.76

        The following table summarizes information about stock options outstanding at December 31, 2001:

Range of Exercise Prices	Number of Options Outstanding at December 31, 2001	Weighted-Average Remaining Contractual Life in Years
$5.27—$8.00	681,650	8.01
$14.00—$19.85	447,500	9.22

	1,129,150	8.50

        The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and has adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under APB 25, because the exercise price of the Company's stock options granted to employees equaled the fair market value of the underlying stock on the date of grant, no compensation expense was recognized.

        Stock options granted to non-employees, including Scientific Advisory Board Members, are accounted for in accordance with Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services," which requires the value of such options to be remeasured as they vest over a performance period. The fair value of such options is determined using the Black-Scholes model and the resulting charge is recognized as the related services are performed. The Company recorded approximately $181,000 and $238,000 of compensation expense relating to non-employee grants during the year ended December 31, 2000 and 2001, respectively.

        Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if Bruker Daltonics has accounted for its employee stock options under the fair value method of the Statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2001: risk-free interest rates ranging from 2.18% to 3.80%; expected dividend yield of 0%; volatility factor of 1.362 and a weighted-average expected life of the options of three-to-five years. The following weighted-average assumptions for 2000: risk-free interest rates ranging from 5.45% to 6.65%; expected dividend yield of 0%; volatility factor of 0.051 to 0.386; and a weighted-average expected life of the options of three-to-five years.

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

        For purposes of pro forma disclosures, the estimated fair value of stock options is amortized to expense over the options' respective vesting periods, and the estimated fair value of shares issued under the Company's stock option plan has been determined based on the fair value at date of grant as defined by SFAS 123. The Company's pro forma results for the years ended December 31, 2000 and 2001 would have been as follows:

	2000	2001
Pro forma net income (in thousands)	$2,089	$3,322
Pro forma earnings per common share:
Basic	$0.04	$0.06
Diluted	$0.04	$0.06

9.    Segment and Geographic Information

        The Company operates in one business segment and engages in the design, manufacturing and marketing of proprietary life science systems, process analysis systems and analytical instruments based primarily on mass spectrometry technology.

Geographic Areas

        Information concerning principal geographic areas is as follows:

	Year ended December 31,
	1999	2000	2001
	(in thousands)
Net product revenues from external customers(1)
Germany	$31,695	$38,862	$50,077
United States	22,166	22,913	22,881
Other	6,759	12,997	18,807

	$60,620	$74,772	$91,765

(1)
Net product revenues are attributable to geographic areas based on the region of sale.

	December 31,
	1999	2000	2001
	(in thousands)
Long lived assets (excluding intangible assets)
Germany	$24,284	$23,761	$32,529
United States	484	1,653	4,379
Other	673	567	485

	$25,441	$25,981	$37,393
Net assets
Germany	$11,320	$15,357	$19,783
United States	5,294	117,539	119,738
Other	357	(1,397)	(3,024)

	16,971	131,499	136,497
Elimination entries	(6,913)	(7,327)	(8,950)

	$10,058	$124,172	$127,547

10.  Discontinued Operations

        In 1999, the Company decided to discontinue its Fourier Transform-Infrared (FT-IR) business. The FT-IR business unit sold and serviced FT-IR instruments to a variety of markets outside the Company's core technology platform of mass spectrometry. The Company completed the sale of its FT-IR business to Bruker Optik GmbH, an affiliated entity, in the first half of 2000 for a price which approximated the net book value of the assets and liabilities of the business.

        Summary results for the discontinued operations for the years ended December 31, 1999 and 2000 are as follows:

	Year ended December 31,
	1999	2000
	(in thousands)
Net product revenues	$2,742	$1,223
Total costs and expenses	(2,120)	(880)
Provision for income taxes	(249)	(159)

Income from discontinued operations	$373	$184

11.  Related-Party Transactions

        The Company is affiliated, through common stockholders, with several other entities which use the Bruker name. The Company and its affiliates have entered into a sharing agreement which provides for the sharing of specified intellectual property rights, services, facilities and other related items.

        The Company recognized sales to affiliated entities of approximately $10.3 million in 1999, $9.4 million in 2000 and $4.1 million in 2001 and purchases from affiliated entities of approximately $3.2 million in 1999, $5.6 million in 2000 and $3.5 million in 2001.

        The Company recognized sales to GeneProt, Inc of approximately $1.4 million and $6.0 million in 2000 and 2001, respectively. The Company recognized sales to GeneFormatics Inc., of approximately $0.3 million in 2001. There were no sales to either Company in 1999, and there were no purchases from either company in 2001. These sales were recorded at arm's length conditions and in the normal course of business.

        In 1999, 2000 and 2001, various Bruker affiliates provided administrative and other services (including office space) to the Company at a cost of approximately $437,000, $443,000 and $894,000, respectively, based on an assessment of the estimated fair market value of such services.

        In 2000, the Company purchased land from a principal shareholder for $742,000, the estimated fair market value.

12.  Employee Benefit Plans

        The Company maintains or sponsors various defined contribution retirement plans that cover domestic and international employees. The Company may make contributions to these plans at its discretion. Retirement benefits earned are generally based on years of service and compensation during active employment. Eligibility is generally determined in accordance with local statutory requirements. However, the level of benefits and terms of vesting may vary among plans. The Company contributed approximately $123,000, $199,000 and $315,000, in 1999, 2000 and 2001, respectively.

13.  Commitments and Contingencies

License Agreements

        The Company has entered into license agreements allowing it to utilize certain patents. If these patents are used in connection with a commercial product sale, the Company pays royalties ranging from 0.15% to 5.00% on the related product revenues. Licensing fees for the years ended December 31, 1999, 2000 and 2001 were approximately $178,000, $238,000 and $405,000, respectively.

Grants

        The Company had a grant from the National Institute of Standards and Technology (NIST) Advanced Technology Program, which commenced on March 1, 1995 and ran through February 28, 2000. This grant was for the development of a DNA sequencing time-of-flight mass spectrometer with a total project cost of $7.0 million, of which $3.5 million was reimbursed from NIST. The Company's expenditures were $2.1 million and $703,000 in 1999 and 2000, respectively. Amounts reimbursed from NIST were approximately $1.0 million and $226,000 in 1999 and 2000, respectively, and are classified in other revenues.

        The Company's wholly-owned subsidiary, Bruker Daltonik GmbH and its subsidiary Bruker Saxonia Analytik GmbH, are the recipients of grants from German government authorities. The grants were made in connection with the Company's development of specific spectrometers and components of spectrometers. Total grants awarded amount to $5.0 million and expire through November 30, 2004. Amounts received under these grants during 1999, 2000 and 2001 totaled $3.0 million, $1.2 million and

$926,000, respectively, and are classified in other revenues. Total expenditures related to these grants were $3.2 million, $2.7 million and $1.0 million in 1999, 2000 and 2001, respectively.

Legal

        Since December 31, 1996, the Company had been involved in patent litigation with a competitor, Finnigan, a subsidiary of Thermo Electron Corporation. In August 2001, the companies reached a comprehensive settlement agreement related to this litigation. The settlement agreement provides for the dismissal of all pending suits, the waiving of all damages, and a framework of licensing and arbitration for potential future patent disputes between the companies in the field of ion trap mass spectrometry (ITMS). The settlement allows both companies, as well as their distributors, to sell their unmodified ITMS systems effective immediately. As a result, the Company reduced its patent litigation accrual by approximately $1.9 million in the third quarter of 2001, leaving a balance of $1.2 million for estimated remaining costs.

        In the third quarter of 2001, the Company accrued a $1.5 million reserve related to an existing contract within our substance detection and pathogen identification business. The reserve is for possible cost overruns, attorneys' fees and other expenses related to this contract.

        Other lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. The Company believes the outcome of these proceedings, if any, will not have a material impact on the Company's financial position or results of operations.

14.  Earnings Per Share

        The following table sets for the computation of basic and diluted average shares outstanding for the period indicated (in thousands):

	December 31,
	1999	2000	2001
Average shares outstanding—basic	45,500	49,269	54,825
Net effect of dilutive stock options—based on treasury stock method	—	653	353

Average shares outstanding—dilutive	45,500	49,922	55,178

15.  Quarterly Information (Unaudited)

        A summary of operating results for the quarterly periods in the two years ended December 31, 2001 is set forth below:

	Quarter Ended
	March 31	June 30	September 30	December 31	Total
	(in thousands, except per share data)
Year Ended December 31, 2001
Net revenues	$21,908	$22,310	$23,789	$24,684	$92,691
Operating income from continuing operations	667	575	972	1,059	3,273
Net income	945	833	925	934	3,637
Net income per share — basic and diluted	$0.02	$0.02	$0.02	$0.02	$0.07
	Quarter Ended
	March 31	June 30	September 30	December 31	Total
	(in thousands, except per share data)
Year Ended December 31, 2000
Net revenues	$14,599	$17,523	$22,690	$21,790	$76,602
Operating income (loss) from continuing operations	450	448	577	(741)	734
Income from continuing operations	137	118	581	1,230	2,066
Income from discontinued operations, net of income tax	37	95	52	—	184
Net income	174	213	633	1,230	2,250
Net income per share—basic and diluted
Income from continuing operations	$—	$0.01	$0.01	$0.02	$0.04
Income from discontinued operations, net of income tax	—	—	—	—	—

Net income	$—	$0.01	$0.01	$0.02	$0.04

        During the quarter ended December 31, 2000, the Company recorded a provision for loss on contract of $1.1 million.

(2)
Financial Statements Schedules

  All schedules have been omitted since they are either not applicable, not required or the information is included elsewhere herein.

(3)
Exhibits

  See (c) below.

(b)
Reports on Form 8-K

  None.

(c)
List of Exhibits

Exhibit No.	Title
**2.1	Asset Purchase Agreement dated July 1, 1996 between the Registrant and Spectrospin AG
**2.2	Share Purchase Agreement dated December 9, 1998 among the Registrant, Bruker Physik AG and the estate of Dr. Guenther R. Laukien
**2.3	Asset Purchase Agreement dated May 28, 1999 between the Registrant and Viking Instruments Corp
**2.4	ProteiGene Share Purchase Agreement dated December 6, 1999 between the Registrant and Frank H. Laukien
**2.5	ProteiGene Share Purchase Agreement dated March 1, 2000 between the Registrant and Sidney R. Kaufman
**3.1	Amended and Restated Certificate of Incorporation of the Registrant
**3.2	Amended and Restated Bylaws of the Registrant
**4.1	Specimen stock certificate representing shares of common stock of the Registrant
**10.1	2000 Stock Option Plan
**10.2	Sharing Agreement dated as of February 28, 2000 among the Registrant and 13 affiliates of the Registrant
**+10.3	Collaboration and OEM Agreement dated March 6, 2000 between PerkinElmer Instruments LLC and its Affiliates and the Registrant and its Affiliates
**+10.4	Cooperation Agreement dated November 15, 1999 between Bruker Daltonik GmbH and MWG-Biotech AG
**+10.5	License Agreement dated August 10, 1998 between the Registrant and Indiana University's Advanced Research & Technology Institute
**10.6	Lease dated June 27, 1996 between the Registrant and Bruker Instruments, Inc., as amended
**+10.7	ITMS Collaboration Agreement by and between Hewlett-Packard, the Registrant and Bruker Daltonik GmbH, dated April 28, 1999
**+10.8	Collaboration Agreement dated December 4, 1997 between Bruker-Franzen Analytik GmbH and Sequenom Instruments GmbH
**+10.9	Agreement by and between the Bruker Daltonik GmbH, Bruker Saxonia Analytik GmbH and Bruker Optik GmbH dated March 31, 2000
***+10.10	Strategic Alliance Agreement between the Registrant and Geneva Proteomics, Inc. dated September 12, 2000
***10.11	Standard Form Purchase and Sale Agreement by and between Bruker Daltonics Inc. and Isolde Laukien dated as of December 1, 2000
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, Independent Auditors

24.1	Power of attorney (included on page S-1)

**
Incorporated by reference from our registration statement on Form S-1, registration number 333-34820, declared effective by the Securities and Exchange Commission on August 3, 2000.

***
Incorporated by reference from our annual report on Form 10-K for the fiscal year ended December 31, 2000.

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

BRUKER DALTONICS INC.
By:	/s/ FRANK H. LAUKIEN, PH.D. Name: Frank H. Laukien, Ph.D. Title: President, Chief Executive Officer and Chairman Date: March 11, 2002

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

Name	Title	Date

/s/ FRANK H. LAUKIEN, PH.D. Frank H. Laukien, Ph.D.	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 11, 2002
/s/ JOHN J. HULBURT, C.P.A. John J. Hulburt, C.P.A.	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 11, 2002
/s/ DIETER KOCH, PH.D. Dieter Koch, Ph.D.	Director	March 11, 2002
/s/ BERNHARD WANGLER Bernhard Wangler	Director	March 11, 2002
/s/ WILLIAM A. LINTON William A. Linton	Director	March 11, 2002

S-1

/s/ COLLIN D'SILVA Collin D'Silva	Director	March 11, 2002
/s/ RICHARD M. STEIN Richard M. Stein	Director	March 11, 2002
/s/ M. CHRISTOPHER CANAVAN, JR. M. Christopher Canavan, Jr.	Director	March 11, 2002

S-2

QuickLinks

BRUKER DALTONICS INC. Annual Report on Form 10-K Table of Contents
PART I
PART III
PART IV
Report of Independent Auditors
BRUKER DALTONICS INC. CONSOLIDATED BALANCE SHEETS (amounts in thousands, except for share data)
BRUKER DALTONICS INC. CONSOLIDATED STATEMENTS OF OPERATIONS (amounts in thousands, except per share data)
BRUKER DALTONICS INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (amounts in thousands)
BRUKER DALTONICS INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (dollar amounts are in thousands)
BRUKER DALTONICS INC. NOTES TO FINANCIAL STATEMENTS
SIGNATURES