Form 10-Q
period 2002-03-31
BRUKER DALTONICS INC
filed 2002-05-10
CIK 1109354

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☒    No ☐

        As of May 8, 2002 there were 54,896,831 shares of the Registrant's common stock outstanding.

PART I    FINANCIAL INFORMATION

ITEM 1:    Financial Statements (Unaudited)

Bruker Daltonics Inc.

Consolidated Condensed Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,743	$8,381
Short-term investments	60,060	61,750
Accounts receivable, net	16,100	16,203
Inventories	51,867	47,531
Other assets	6,746	5,057

Total current assets	141,516	138,922
Property, plant and equipment, net	39,100	37,252
Intangible and other assets	13,187	12,900

Total assets	$193,803	$189,074

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term bank borrowings	$6,908	$3,885
Accounts payable and accrued expenses	16,617	15,727
Other liabilities	20,535	19,710

Total current liabilities	44,060	39,322
Long-term debt	11,121	11,323
Other long term liabilities	10,739	10,882
Common stock, $0.01 par value, authorized 100,000,000 shares, issued and outstanding 54,889,136 in 2002 and 54,881,436 in 2001	549	549
Other stockholders' equity	127,334	126,998

Total stockholders' equity	127,883	127,547

Total liabilities and stockholders' equity	$193,803	$189,074

See accompanying notes.

Bruker Daltonics Inc.

Consolidated Condensed Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2002	2001
Product revenues	$25,674	$21,742
Other revenues	109	166

Net revenues	25,783	21,908
Costs and operating expenses:
Cost of product revenue	12,075	10,433
Selling, general and administrative	7,857	6,169
Research and development	4,503	4,639

Total costs and operating expenses	24,435	21,241

Operating income	1,348	667
Interest and other income, net	220	945

Income before provision for income taxes	1,568	1,612
Provision for income taxes	627	667

Net income	$941	$945

Net income per share—basic and diluted	$0.02	$0.02

See accompanying notes.

Bruker Daltonics Inc.

Consolidated Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2002	2001
Net cash used in operating activities	$(3,210)	$(7,789)
Investing activities
Purchases of property and equipment	(3,509)	(3,197)
Redemption of short-term investments	2,000	—
Purchase of short-term investments	(309)	(1,145)

Net cash used in investing activities	(1,818)	(4,342)
Financing activities
Proceeds from issuance of common stock	32	63
Proceeds from short-term borrowings	3,111	2,114
Advances from affiliated companies	247	1,130

Net cash provided by financing activities	3,390	3,307
Effect of exchange rate changes	—	(769)

Net change in cash and cash equivalents	(1,638)	(9,593)
Cash and cash equivalents at beginning of period	8,381	21,735

Cash and cash equivalents at end of period	$6,743	$12,142

See accompanying notes.

Bruker Daltonics Inc.

Notes to Consolidated Condensed Financial Statements

1.    Description of Business

        Bruker Daltonics Inc. and its wholly-owned subsidiaries (the "Company") design, manufacture and market proprietary life science systems based on mass spectrometry core technology platforms. The Company also sells a broad range of field analytical systems for substance detection and pathogen identification. The Company maintains major technical centers in Europe, North America and Japan. Bruker Daltonics allocates substantial capital and resources to research and development and is party to various collaborations and strategic alliances. The Company's diverse customer base includes pharmaceutical companies, biotechnology companies, proteomics companies, academic institutions and government agencies.

        The financial statements represent the consolidated accounts of Bruker Daltonics Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated condensed financial statements as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

        The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

        For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

2.    Inventories

        The components of inventories were as follows (in thousands):

	March 31, 2002	December 31, 2001
	(Unaudited)
Raw materials	$15,087	$13,790
Work-in-process	19,028	16,942
Finished goods	17,752	16,799

	$51,867	$47,531

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

        The following table sets forth the computation of basic and diluted average shares outstanding for the periods indicated (in thousands):

	Three Months Ended March 31,
	2002	2001
Average shares outstanding—basic	54,883	54,783
Net effect of dilutive stock options—based on treasury stock method	272	533

Average shares outstanding—diluted	55,155	55,316

4.    Comprehensive Income (Loss)

        Total comprehensive income, consisting of net income and the change in the accumulated foreign currency translation adjustment, was $0.3 million for the three months ended March 31, 2002, and total comprehensive loss was $1.1 million for the three months ended March 31, 2001.

5.    Contingencies

        The Company's wholly-owned subsidiary, Bruker Daltonik GmbH, had a $2.2 million and $2.5 million accrued reserve at March 31, 2002 and December 31, 2001, respectively, related both to patent infringement litigation and possible cost overruns, attorneys' fees and liquidated damages related to an existing contract.

        During the third quarter of 2001, the Company accrued a $1.5 million reserve related to an existing contract within its substance detection and pathogen identification business. The reserve is for possible cost overruns, attorneys' fees and liquidated damages related to this contract. The Company intends to complete the contract and reach a reasonable settlement with the other party to the contract regarding the outstanding issues related to the contract. The Company believes it has an adequate reserve for these possible cost overruns, attorneys' fees and liquidated damages.

        Other lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. The Company believes the outcome of these proceedings, if any, will not have a material impact on the Company's financial position or results of operations.

        As of March 31, 2002, the Company had purchase commitments of approximately $12 million for the expansion of an existing facility in Germany and the construction of a new facility in the United States.

6.    New Accounting Pronouncements

        Effective January 1, 2002, the Company adopted the provisions of Financial Accounting Standards Board Statement Number ("FAS") 142 "Goodwill and Other Intangible Assets," FAS 144 "Accounting for the Impairment or Disposal of Long-lived Assets" and the remaining provisions of FAS 141 "Business Combinations." The adoption of these statements did not have a significant impact on the Company's financial statements.

ITEM 2:    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and the notes to those statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2001.

        Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations which express that we "believe", "anticipate", "expect" or "plan to" as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere, including but not limited to, those factors discussed in "Factors Affecting Our Business, Operating Results and Financial Condition" set forth in our Annual Report on Form 10-K for the year ended December 31, 2001.

Results of Operations

Quarter Ended March 31, 2002 Compared to Quarter Ended March 31, 2001

        Product Revenue.    Total product revenue for the three months ended March 31, 2002 increased $3.9 million, or 18.1%, to $25.7 million compared to $21.7 million for the same period in 2001. Life science systems revenue, substance detection systems revenue and aftermarket revenue as a percentage of product revenue was 76%, 8% and 16%, respectively, in 2002 as compared to 70%, 8% and 22%, respectively, in 2001. The increase is related to continuing growth of all our life science product lines, with a stronger emphasis on our MALDI-TOF product line.

        Other Revenue.    Other revenue for the three months ended March 31, 2002 decreased $57,000, or 34.3%, to $109,000 compared to $166,000 for the same period in 2001. The change is due to the timing of receipts from various projects for early-stage research and development, which are currently funded by grants from the German government.

        Cost of Product Revenue.    Cost of product revenue for the three months ended March 31, 2002 increased $1.6 million, or 15.7%, to $12.1 million compared to $10.4 million for the same period in 2001. The cost of product revenue as a percentage of product revenue was 47.0% in 2002 as compared to 48.0% for the same period in 2001. The increase in overall cost of product revenue is due to an increase in product sales while the decrease in cost of product revenue as a percentage of product revenue relates to the product mix of sales directly to customers and through strategic alliances as well as an overall reduction in production costs of our newer products.

        Selling, General and Administrative.    Selling, general and administrative expenses for the three months ended March 31, 2002 increased $1.7 million, or 27.4%, to $7.9 million compared to $6.2 million for the same period in 2001. Selling, general and administrative expenses as a percentage of product revenues were 30.6% in 2002 and 28.3% for the same period in 2001. The increase relates to the addition of several new distribution subsidiaries established during 2001 that have not yet realized the full potential for sales in their geographic areas, but have incurred the normal selling, general and administrative costs associated with the first year of operations. The increase also is related to the costs incurred during 2002 associated with several business development projects currently under evaluation.

        Research and Development.    Research and development expenses for the three months ended March 31, 2002 decreased $136,000, or 2.9%, to $4.5 million compared to $4.6 million for the same period in 2001. As a percentage of product revenues, research and development expenses were 17.5%

in 2002 compared to 21.3% for the same period in 2001. The decrease relates to the completion of certain new development projects that have now become a part of our existing product line.

        Interest and Other Income, Net.    Interest and other income, net for the three months ended March 31, 2002 was $220,000, compared to $945,000 for the same period in 2001. The difference relates to the lower interest earned on our short-term investments during the quarter.

Liquidity and Capital Resources

        Presently, we anticipate that our existing capital resources will meet our operating and investing needs through at least the end of 2002. Historically, we have financed our growth through a combination of cash provided from operations, debt financing and issuance of common stock. During the three months ended March 31, 2002, net cash used in operating activities was $3.2 million, which represents a decrease in net cash used in operating activities as compared to the same period in 2001 and is primarily a result of more efficient management of our current assets and liabilities.

        We used $3.5 million of cash during the three months ended March 31, 2002 for capital expenditures, which was principally related to expenditures for the expansion of our existing facility in Germany and the construction of a new production facility in the United States. The Company expects that capital expenditures related to the new facilities in 2002 will be approximately $12.0 million and total capital expenditures for the year will be approximately $17.0 million. Such capital expenditures are being made principally to improve productivity and expand manufacturing capacity. We expect to continue to make capital investments focused on enhancing the efficiency of our operations and supporting our growth.

        In October 2001, we entered into a revolving line of credit with Citizens Bank in the United States in the amount of $2.5 million. This line, which is secured by portions of our inventory, receivables and equipment in the United States, may be used to support working capital and expires on July 31, 2002. We also maintain revolving lines of credit of approximately $6.7 million with German banks. As of March 31, 2002, there was approximately $6.0 million outstanding on these lines. Our German lines of credit are unsecured. During the first half of 2001, we entered into a revolving line of credit for approximately $1.2 million with a Japanese bank. As of March 31, 2002, there was approximately $1.0 million outstanding on the line. This line of credit is unsecured.

        We have three long-term notes payable with outstanding balances aggregating $11.1 million as of March 31, 2002. One note ($4.4 million), with an interest rate of 5.10%, is payable in full in 2003. The other two notes ($6.7 million in the aggregate) have an interest rate of 4.65% and are payable in full in 2008. Interest is due monthly, and all obligations are collateralized by the land and buildings of Bruker Daltonik GmbH.

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

ITEM 3:    Quantitative and Qualitative Disclosures About Market Risk

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

        The Company's exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on its investment portfolio since the Company's long-term debt has a fixed rate. The Company ensures the safety and preservation of invested funds by limiting default risks, market risk and reinvestment risk. The Company mitigates default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company's interest sensitive financial instruments at March 31, 2002. Declines in interest rates over time will, however, reduce the Company's interest income.

PART II    OTHER INFORMATION

ITEM 1:    Legal Proceedings

General

        The Company may, from time to time, be involved in legal proceedings in the ordinary course of business. The Company is not currently involved in any pending legal proceedings that, either individually or taken as a whole, could materially harm our business, prospects, results of operations or financial condition. No such arbitrations or lawsuits have been threatened.

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

ITEM 3:    Defaults Upon Senior Securities

        None.

ITEM 4:    Submission of Matters to a Vote of Security Holders

        None.

ITEM 5:    Other Information

        None.

ITEM 6:    Exhibits and Reports on Form 8-K

  (a)
  Exhibits.

    10.1 Amended and Restated 2000 Stock Option Plan

  (b)
  Current Reports on Form 8-K.

    We did not file any reports on Form 8-K during the quarter ended March 31, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUKER DALTONICS INC.
Date: May 10, 2002	By:	/s/ FRANK H. LAUKIEN, PH.D. Frank H. Laukien, Ph.D. President, Chairman, Chief Executive Officer, and Director (Principal Executive Officer)
Date: May 10, 2002	By:	/s/ JOHN J. HULBURT, CPA John J. Hulburt, CPA Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

QuickLinks

Bruker Daltonics Inc. Consolidated Condensed Balance Sheets (in thousands, except share and per share amounts)
Bruker Daltonics Inc. Consolidated Condensed Statements of Operations (in thousands, except per share data) (Unaudited)
Bruker Daltonics Inc. Consolidated Condensed Statements of Cash Flows (in thousands) (Unaudited)
Bruker Daltonics Inc. Notes to Consolidated Condensed Financial Statements
SIGNATURES