Form 10-Q
period 2002-06-30
BRUKER DALTONICS INC
filed 2002-08-14
CIK 1109354

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

        Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☒    No ☐

        As of August 9, 2002 there were 54,898,131 shares of the Registrant's common stock outstanding.

PART I    FINANCIAL INFORMATION

ITEM 1:    Financial Statements (Unaudited)

Bruker Daltonics Inc.

Consolidated Condensed Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,637	$8,381
Short-term investments	48,120	61,750
Accounts receivable, net	23,291	16,203
Inventories	56,990	47,531
Other assets	8,018	5,057

Total current assets	143,056	138,922
Property, plant and equipment, net	49,185	37,252
Intangible and other assets	8,906	12,900

Total assets	$201,147	$189,074

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term bank borrowings	$7,894	$3,885
Accounts payable and accrued expenses	19,322	15,727
Other liabilities	21,146	19,710

Total current liabilities	48,362	39,322
Long-term debt	12,668	11,323
Other long term liabilities	11,251	10,882
Common stock, $0.01 par value, authorized 100,000,000 shares, issued and outstanding 54,898,131 in 2002 and 54,881,436 in 2001	549	549
Other stockholders' equity	128,317	126,998

Total stockholders' equity	128,866	127,547

Total liabilities and stockholders' equity	$201,147	$189,074

See accompanying notes.

Bruker Daltonics Inc.

Consolidated Condensed Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Product revenues	$27,924	$22,307	$53,598	$44,049
Other revenues	24	3	133	169

Net revenues	27,948	22,310	53,731	44,218
Costs and operating expenses:
Cost of product revenue	14,043	10,450	26,118	20,883
Selling, general and administrative	7,635	6,638	15,491	12,807
Research and development	5,120	4,647	9,624	9,286
Restructuring charge	1,545	—	1,545	—
Patent litigation credit	(835)	—	(835)	—

Total costs and operating expenses	27,508	21,735	51,943	42,976

Operating income	440	575	1,788	1,242
Interest and other (expense) income, net	(4,569)	798	(4,350)	1,743

(Loss) income before provision for income taxes	(4,129)	1,373	(2,562)	2,985
Provision for income taxes	63	540	689	1,207

Net (loss) income	$(4,192)	$833	$(3,251)	$1,778

Net (loss) income per share — basic and diluted	$(0.08)	$0.02	$(0.06)	$0.03

See accompanying notes.

Bruker Daltonics Inc.

Consolidated Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2002	2001
Net cash used in operating activities	$(7,192)	$(11,322)
Investing activities
Purchases of property and equipment	(10,150)	(6,458)
Purchase of other long-term assets	(97)	(314)
Investment in other companies	—	(500)
Redemption of short-term investments	14,000	4,725
Purchase of short-term investments	(402)	(2,054)

Net cash provided by (used) in investing activities	3,351	(4,601)
Financing activities
Proceeds from issuance of common stock	74	182
Proceeds from short-term borrowings	4,830	5,362
Payments of short-term borrowings	(1,589)	—
Advances from affiliated companies	—	2,621
Payments to affiliated companies	(1,644)	—

Net cash provided by financing activities	1,671	8,165
Effect of exchange rate changes	426	(1,136)

Net change in cash and cash equivalents	(1,744)	(8,894)
Cash and cash equivalents at beginning of period	8,381	21,735

Cash and cash equivalents at end of period	$6,637	$12,841

Non-Cash Financing Activities
Issuance of common stock for investment in other company	$—	$428
Unrealized gain on short-term investments	$32	$—

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

        The financial statements represent the consolidated accounts of Bruker Daltonics Inc., and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated condensed financial statements as of June 30, 2002 and for the three months and six months ended June 30, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

2.    Inventories

        The components of inventories were as follows (in thousands):

	June 30, 2002	December 31, 2001
	(Unaudited)
Raw materials	$15,949	$13,790
Work-in-process	23,592	16,942
Finished goods	17,449	16,799

	$56,990	$47,531

3.    Restructuring Charge

        The Company recorded a restructuring charge for the three months ended June 30, 2002 of approximately $1.5 million primarily related to a workforce reduction of approximately 50 employees. The charge consisted primarily of employee severance, professional fees and outplacement services.

4.    Earnings Per Share

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

        The following table sets forth the computation of basic and diluted average shares outstanding for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Average shares outstanding—basic	54,895	54,800	54,889	54,792
Net effect of dilutive stock options—based on treasury stock method	126	519	208	548

Average shares outstanding—diluted	55,021	55,319	55,097	55,340

5.    Comprehensive Income (Loss)

        Total comprehensive income, consisting of net income and the change in the accumulated foreign currency translation adjustment, was $1.0 million and $1.4 million for the three months and six months ended June 30, 2002, respectively, and total comprehensive loss was $0.1 million and $1.2 million for the three months and six months ended June 30, 2001, respectively.

6.    Contingencies

        The Company's wholly-owned subsidiary, Bruker Daltonik GmbH, had a $1.8 million and $2.5 million accrued reserve at June 30, 2002 and December 31, 2001, respectively, related both to patent infringement litigation and possible cost overruns, attorneys' fees and liquidated damages associated with an existing contract.

        Since December 31, 1996, the Company has been involved in patent litigation with a competitor, Finnigan, a subsidiary of Thermo Electron Corporation. In August 2001, the Company announced a comprehensive settlement agreement for all of this litigation. The worldwide settlement agreement provides for the dismissal of all pending suits, the waiving of all damages, and a framework of licensing and arbitration for potential future patent disputes between the companies in the field of ion trap mass spectrometry (ITMS). The settlement allows both companies, as well as their distributors, to sell their unmodified ITMS systems effective immediately. As a result, the Company reduced its patent litigation accrual by approximately $0.8 million in the second quarter of 2002, leaving an accrual of $0.1 million.

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

        As of June 30, 2002, the Company had purchase commitments of approximately $6.0 million for the expansion of an existing facility in Germany and the construction of a new facility in the United States.

7.    New Accounting Pronouncements

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

Results of Operations

Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

        Product Revenue.    Total product revenue for the three months ended June 30, 2002 increased $5.6 million, or 25.2%, to $27.9 million compared to $22.3 million for the same period in 2001. The increase is related to continuing growth of all our life science product lines, with a stronger emphasis on our MALDI-TOF product line.

        Other Revenue.    Other revenue for the three months ended June 30, 2002 increased $21,000, or 700.0%, to $24,000 compared to $3,000 for the same period in 2001. The change is due to the timing of receipts from various projects for early-stage research and development, which are currently funded by grants from the German government.

        Cost of Product Revenue.    Cost of product revenue for the three months ended June 30, 2002 increased $3.6 million, or 34.4%, to $14.0 million compared to $10.4 million for the same period in 2001. The cost of product revenue as a percentage of product revenue was 50.3% in 2002 as compared to 46.8% for the same period in 2001. The increase in overall cost of product revenue is due to an increase in product sales, and during the quarter, we increased our inventory reserve by approximately $0.7 million as a result of refining our reserve methodology for slow-moving and excess inventory levels.

        Selling, General and Administrative.    Selling, general and administrative expenses for the three months ended June 30, 2002 increased $1.0 million, or 15.0%, to $7.6 million compared to $6.6 million for the same period in 2001. Selling, general and administrative expenses as a percentage of product revenues were 27.3% in 2002 and 29.8% for the same period in 2001. The dollar increase relates to the overall general increase in revenues. The decline as a percentage of product revenues is related to being able to better leverage our general and administrative expenses against the increase in product revenues.

        Research and Development.    Research and development expenses for the three months ended June 30, 2002 increased $473,000, or 10.2%, to $5.1 million compared to $4.6 million for the same period in 2001. As a percentage of product revenues, research and development expenses were 18.3% in 2002 compared to 20.8% for the same period in 2001. The dollar increase relates to the timing of certain new development projects that will become a part of our existing product line in the future.

        Patent Litigation Credit.    Patent litigation credit relates to a reversal of a previous litigation reserve established in prior years. As a result of the settlement associated with this litigation, the reserve was reduced by $0.8 million during this quarter.

        Restructuring Charge.    We recorded a restructuring charge for the three months ended June 30, 2002 of approximately $1.5 million primarily related to a workforce reduction of approximately 50 employees. The charge consisted primarily of employee severance, professional fees and outplacement services.

        Interest and Other (Expense) Income, Net.    Interest and other (expense) income, net for the three months ended June 30, 2002 was $(4.6) million, compared to $798,000 for the same period in 2001. The difference relates to a $4.4 million charge the Company incurred during the three months ended June 30, 2002 relating to the write-down of our investments in certain proteomics content companies.

Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

        Product Revenue.    Total product revenue for the six months ended June 30, 2002 increased $9.5 million, or 21.7%, to $53.6 million compared to $44.0 million for the same period in 2001. The increase is related to continuing growth of all our life science product lines, with a stronger emphasis on our MALDI-TOF product line.

        Other Revenue.    Other revenue for the six months ended June 30, 2002 decreased $36,000, or 21.3%, to $133,000 compared to $169,000 for the same period in 2001. The change is due to the timing of receipts from various projects for early-stage research and development, which are currently funded by grants from the German government.

        Cost of Product Revenue.    Cost of product revenue for the six months ended June 30, 2002 increased $5.2 million, or 25.1%, to $26.1 million compared to $20.9 million for the same period in 2001. The cost of product revenue as a percentage of product revenue was 48.7% in 2002 as compared to 47.4% for the same period in 2001. The increase in overall cost of product revenue is due to an increase in product sales. During the second quarter of 2002, we increased our inventory reserve by approximately $0.7 million as a result of refining our reserve methodology for slow-moving, excess inventory levels.

        Selling, General and Administrative.    Selling, general and administrative expenses for the six months ended June 30, 2002 increased $2.7 million, or 20.9%, to $15.5 million compared to $12.8 million for the same period in 2001. Selling, general and administrative expenses as a percentage of product revenues were 28.9% in 2002 and 29.1% for the same period in 2001. The dollar increase relates to the overall general increase in revenues. The decline as a percentage of product revenues is related to being able to better leverage our general and administrative expenses against the increase in product revenues.

        Research and Development.    Research and development expenses for the six months ended June 30, 2002 increased $338,000, or 3.6%, to $9.6 million compared to $9.3 million for the same period in 2001. As a percentage of product revenues, research and development expenses were 18.0% in 2002 compared to 21.1% for the same period in 2001. The dollar increase relates to the timing of certain new development projects that will become a part of our existing product line in the future.

        Patent Litigation Credit.    Patent litigation credit relates to a reversal of a previous litigation reserve established in prior years. As a result of the settlement associated with this litigation, the reserve was reduced by $0.8 million during the second quarter.

        Restructuring Charge.    We recorded a restructuring charge for the three months ended June 30, 2002 of approximately $1.5 million primarily related to a workforce reduction of approximately 50 employees. The charge consisted primarily of employee severance, professional fees and outplacement services.

        Interest and Other (Expense) Income, Net.    Interest and other (expense) income, net for the six months ended June 30, 2002 was $(4.4) million, compared to $1.7 million for the same period in 2001. The difference relates to a $4.4 million charge the Company incurred during the three months ending June 30, 2002 relating to the write-down of our investments in certain proteomics content companies. In addition, this difference also relates to our interest income, which declined as a result of the lower interest earned on our short-term investments during 2002.

Liquidity and Capital Resources

        Presently, we anticipate that our existing capital resources will meet our operating and investing needs through at least the end of 2002. Historically, we have financed our growth through a combination of cash provided from operations, debt financing and issuance of common stock. During the six months ended June 30, 2002, net cash used in operating activities was $7.2 million, which represents a decrease in net cash used in operating activities as compared to the same period in 2001, and is primarily a result of more efficient management of our current assets and liabilities.

        We used $10.2 million of cash during the six months ended June 30, 2002 for capital expenditures, which was principally related to expenditures for the expansion of our existing facility in Germany and the construction of a new production facility in the United States. The Company expects that capital expenditures related to the new facilities in 2002 will be approximately $12.0 million and total capital expenditures for the year will be approximately $17.0 million. Such capital expenditures are being made principally to improve productivity and expand manufacturing capacity. We expect to continue to make capital investments focused on enhancing the efficiency of our operations and supporting our growth.

        In October 2001, we entered into a revolving line of credit with Citizens Bank in the United States in the amount of $2.5 million. This line, which is secured by portions of our inventory, receivables and equipment in the United States, may be used to support working capital and expired on July 31, 2002. We also maintain revolving lines of credit of approximately $6.7 million with German banks. As of June 30, 2002, there was approximately $6.2 million outstanding on these lines. Our German lines of credit are unsecured. During 2001 and 2002, we entered into three revolving lines of credit for approximately $3.0 million with a Japanese bank. As of June 30, 2002, there was approximately $1.7 million outstanding on the lines. These lines of credit are unsecured.

        We have three long-term notes payable with outstanding balances aggregating $12.7 million as of June 30, 2002. One note ($5.4 million), with an interest rate of 5.10%, is payable in full in 2003. The other two notes ($7.3 million in the aggregate) have an interest rate of 4.65% and are payable in full in 2008. Interest is due monthly, and all obligations are collateralized by the land and buildings of Bruker Daltonik GmbH.

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

        The Company does not use derivative financial instruments for trading or speculative purposes. However, the Company regularly invests excess cash in overnight repurchase agreements and interest-bearing investment-grade securities that we hold for the duration of the term of the respective instrument, and which are subject to changes in short-term interest rates. The Company believes that the market risk arising from holding these financial instruments is minimal.

        The Company's exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on its investment portfolio, given that the Company's long-term debt has a fixed rate. The Company ensures the safety and preservation of invested funds by limiting default, market and reinvestment risks. The Company mitigates default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company's interest sensitive financial instruments at June 30, 2002. Declines in interest rates will over time, however, reduce the Company's interest income.

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

ITEM 3:    Defaults Upon Senior Securities

        None.

ITEM 4:    Submission of Matters to a Vote of Security Holders

        The Company's Annual Meeting of Stockholders was held on May 8, 2002. The following three proposals were presented and voted upon at the Annual Meeting:

1.
a proposal to elect three Class II directors to hold office until the 2005 Annual Meeting of Stockholders;

2.
a proposal to amend the Bruker Daltonics Inc. 2000 Stock Option Plan to limit yearly option grants such that no employee shall be granted, during any calendar year, options to purchase more than 100,000 shares of common stock; and

3.
a proposal to ratify the selection of Ernst & Young LLP as independent certified public auditors of the Company for fiscal 2002.

        All director nominees were elected as follows:

Nominee:	Votes For:	Votes Withheld:
Collin J. D'Silva	37,155,313	287,284
Richard M. Stein	36,037,442	1,405,155
Bernhard Wangler	37,155,313	287,284

        The term of office of Frank H. Laukien, Dieter Koch, William A. Linton and M. Christopher Canavan, Jr. as directors continued after the meeting.

        The amendment to the Bruker Daltonics Inc. 2000 Stock Option Plan was approved as follows:

32,153,018	Votes for approval
4,759,394	Votes against
530,185	Abstentions

        The ratification of the selection of Ernst & Young LLP as auditors for 2002 was approved as follows:

37,270,570	Votes for approval
154,327	Votes against
17,700	Abstentions

ITEM 5:    Other Information

        None.

ITEM 6:    Exhibits and Reports on Form 8-K

  (a)
  Exhibits.

    None.

  (b)
  Current Reports on Form 8-K.

    We did not file any reports on Form 8-K during the quarter ended June 30, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Pursuant to Section 1350 of Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned hereby certifies, to the best of his knowledge, that this report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

BRUKER DALTONICS INC.
Date: August 13, 2002	By:	/s/ FRANK H. LAUKIEN, PH.D. Frank H. Laukien, Ph.D. President, Chairman, Chief Executive Officer, and Director (Principal Executive Officer)
Date: August 13, 2002	By:	/s/ JOHN J. HULBURT, CPA John J. Hulburt, CPA Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

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