Form 10-Q
period 2002-09-30
BRUKER DALTONICS INC
filed 2002-11-13
CIK 1109354

Use these links to rapidly review the document
TABLE OF CONTENTS

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                              TO

Commission File Number 000-30833

Bruker Daltonics Inc.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	04-3110160 (I.R.S. Employer Identification Number)

40 Manning Road
Billerica, MA 01821
(Address of principal executive offices)

(978) 663-3660
(Registrant's telephone number, including area code)

        Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (1) Yes ☒    No ☐

        As of October 31, 2002 there were 54,898,131 shares of the Registrant's common stock outstanding (includes shares held in treasury).

PART I    FINANCIAL INFORMATION

ITEM 1:    Financial Statements (Unaudited)

Bruker Daltonics Inc.

Consolidated Condensed Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,601	$8,381
Short-term investments	39,020	61,750
Accounts receivable, net	23,753	16,203
Inventories	58,124	47,531
Other assets	5,075	5,057
Total current assets	136,573	138,922
Property, plant and equipment, net	52,505	37,252
Intangible and other assets	8,823	12,900

Total assets	$197,901	$189,074

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term bank borrowings	$7,374	$3,885
Accounts payable and accrued expenses	16,994	15,727
Other liabilities	20,087	19,710

Total current liabilities	44,455	39,322
Long-term debt	12,540	11,323
Other long term liabilities	11,818	10,882
Common stock, $0.01 par value, authorized 100,000,000 shares, issued and outstanding 54,898,131 in 2002 and 54,881,436 in 2001 (including shares held in treasury)	549	549
Common stock held in treasury, at cost (197,100 shares)	(981)	—
Other stockholders' equity	129,520	126,998

Total stockholders' equity	129,088	127,547

Total liabilities and stockholders' equity	$197,901	$189,074

See accompanying notes.

Bruker Daltonics Inc.

Consolidated Condensed Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Product revenues	$29,686	$23,556	$83,284	$67,605
Other revenues	8	233	141	403

Net revenues	29,694	23,789	83,425	68,008
Costs and operating expenses:
Cost of product revenue	14,185	11,249	40,303	32,132
Selling, general and administrative	8,082	7,083	23,573	19,890
Research and development	5,165	4,841	14,788	14,128
Special (credit) charges	(395)	1,513	1,151	1,513
Patent litigation credit	—	(1,869)	(835)	(1,869)

Total costs and operating expenses	27,037	22,817	78,980	65,794

Operating income	2,657	972	4,445	2,214
Interest and other (expense) income, net	(16)	522	(4,366)	2,264

Income before provision for income taxes	2,641	1,494	79	4,478
Provision for income taxes	968	569	1,657	1,775

Net income (loss)	$1,673	$925	$(1,578)	$2,703

Net income (loss) per share—basic and diluted	$0.03	$0.02	$(0.03)	$0.05

See accompanying notes.

Bruker Daltonics Inc.

Consolidated Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Net cash used in operating activities	$(8,142)	$(13,849)
Investing activities
Purchases of property and equipment	(15,370)	(9,253)
Purchase of other long-term assets	(143)	(252)
Investment in other companies	—	(500)
Redemption of short-term investments	23,500	5,938
Purchase of short-term investments	(802)	(2,763)

Net cash provided by (used) in investing activities	7,185	(6,830)
Financing activities
Proceeds from issuance of common stock	69	184
Purchase of treasury stock	(981)	—
Proceeds from short-term borrowings	5,692	5,200
Payments of short-term borrowings	(2,767)	(473)
Advances from affiliated companies	273	2,843

Net cash provided by financing activities	2,286	7,754
Effect of exchange rate changes	891	(548)

Net change in cash and cash equivalents	2,220	(13,473)
Cash and cash equivalents at beginning of period	8,381	21,735

Cash and cash equivalents at end of period	$10,601	$8,262

Non-Cash Financing Activities
Issuance of common stock for investment in other company	$—	$428
Unrealized gain on short-term investments	$32	$—

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

        The financial statements represent the consolidated accounts of Bruker Daltonics Inc., and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated condensed financial statements as of September 30, 2002 and for the three months and nine months ended September 30, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

2.    Inventories

        The components of inventories were as follows (in thousands):

	September 30, 2002	December 31, 2001
	(Unaudited)
Raw materials	$15,510	$13,790
Work-in-process	22,796	16,942
Finished goods	19,818	16,799

	$58,124	$47,531

3.    Restructuring Charge

        The Company recorded a restructuring charge for the three months ended June 30, 2002 of approximately $1.5 million primarily related to a workforce reduction of approximately 50 employees. The charge consisted primarily of employee severance, professional fees and outplacement services. During the third quarter of 2002, the Company recorded a credit of $395,000 against this reserve to reflect a revised estimate for the actual employee severance costs.

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

        The following table sets forth the computation of basic and diluted average shares outstanding for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Average shares outstanding—basic	54,859	54,842	54,879	54,809
Net effect of dilutive stock options—based on treasury stock method	—	319	—	349

Average shares outstanding—diluted	54,859	55,161	54,879	55,158

5.    Comprehensive Income

        Total comprehensive income, consisting of net income and the change in the accumulated foreign currency translation adjustment, was $1.2 million and $2.5 million for the three months and nine months ended September 30, 2002, respectively, and total comprehensive income was $3.0 million and $1.7 million for the three months and nine months ended September 30, 2001, respectively.

6.    Commitments and Contingencies

        The Company's wholly-owned subsidiary, Bruker Daltonik GmbH, had a $1.8 million and $2.5 million accrued reserve at September 30, 2002 and December 31, 2001, respectively, related both to patent infringement litigation and possible cost overruns, attorneys' fees and liquidated damages associated with an existing contract.

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

        As of September 30, 2002, the Company had purchase commitments of approximately $2.0 million for the expansion of an existing facility in Germany and the construction of a new facility in the United States.

7.    Stock Repurchase Program

        On August 7, 2002, the Board of Directors approved a stock repurchase program allowing the Company to repurchase up to 1,000,000 shares of its common stock. The costs of these shares have been recorded as a reduction of other equity in the consolidated condensed balance sheet. Such purchases may be made from time to time in the open market, through privately negotiated transactions or through block purchases. Pursuant to this program, the Company repurchased 197,100 shares of its common stock at an average price of $4.98 per share for the three and nine months ended September 30, 2002. Between September 30, 2002 and November 7, 2002, the Company repurchased an additional 240,200 shares at an average price of $5.20 per share.

8.    New Accounting Pronouncements

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

Results of Operations

Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

        Product Revenue.    Total product revenue for the three months ended September 30, 2002 increased $6.1 million, or 26.0%, to $29.7 million compared to $23.6 million for the same period in 2001. The increase is related to a combination of continuing growth of all our life science product lines, and to the fulfillment of a large order for instruments within our substance detection business.

        Other Revenue.    Other revenue for the three months ended September 30, 2002 decreased $225,000, or 96.6%, to $8,000 compared to $233,000 for the same period in 2001. The change is due to the timing of receipts from various projects for early-stage research and development, which are currently funded by grants from the German government.

        Cost of Product Revenue.    Cost of product revenue for the three months ended September 30, 2002 increased $2.9 million, or 26.1%, to $14.2 million compared to $11.2 million for the same period in 2001. The cost of product revenue as a percentage of product revenue was 47.8% both for the three months ended September 30, 2002 and 2001.

        Selling, General and Administrative.    Selling, general and administrative expenses for the three months ended September 30, 2002 increased $1.0 million, or 14.1%, to $8.1 million compared to $7.1 million for the same period in 2001. Selling, general and administrative expenses as a percentage of product revenues were 27.2% in 2002 and 30.1% for the same period in 2001. The dollar increase relates to the overall general increase in revenues. The decline as a percentage of product revenues is related to our increasingly effective leveraging of our selling, general and administrative expenses against the increase in product revenues.

        Research and Development.    Research and development expenses for the three months ended September 30, 2002 increased $324,000, or 6.7%, to $5.2 million compared to $4.8 million for the same period in 2001. As a percentage of product revenues, research and development expenses were 17.4% in 2002 compared to 20.6% for the same period in 2001. The dollar increase relates to the timing of certain new development projects that will become a part of our existing product line in the future.

        Special (Credit) Charges.    We recorded a restructuring charge for the three months ended June 30, 2002 of approximately $1.5 million primarily related to a workforce reduction of approximately 50 employees. The charge consisted primarily of employee severance, professional fees and outplacement services. During the third quarter of 2002, we recorded a credit of $395,000 against this reserve to reflect a revised estimate for employee severance costs. During the third quarter 2001, we accrued a $1.5 million reserve related to an existing contract within our substance detection and pathogen identification business. The reserve is for possible cost overruns, attorneys' fees and liquidated damages related to this contract. Additionally, during the third quarter 2001, we took a credit of $1.9 million as a result of the reduction in the contingent liability related to the settlement of ongoing litigation from 1997.

        Interest and Other (Expense) Income, Net.    Interest and other (expense) income, net for the three months ended September 30, 2002 was $(16,000), compared to $521,000 for the same period in 2001. The difference relates to the timing of foreign currency gains and losses and earning less interest income on our short term investments.

Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

        Product Revenue.    Total product revenue for the nine months ended September 30, 2002 increased $15.7 million, or 23.2%, to $83.3 million compared to $67.6 million for the same period in 2001. The increase is related to continuing growth of all our life science product lines, with a stronger emphasis on our MALDI-TOF product line and the delivery of a large number of units for an order within our substance detection business.

        Other Revenue.    Other revenue for the nine months ended September 30, 2002 decreased $262,000, or 65.0%, to $141,000 compared to $403,000 for the same period in 2001. The change is due to the timing of receipts from various projects for early-stage research and development, which are currently funded by grants from the German government.

        Cost of Product Revenue.    Cost of product revenue for the nine months ended September 30, 2002 increased $8.2 million, or 25.4%, to $40.3 million compared to $32.1 million for the same period in 2001. The cost of product revenue as a percentage of product revenue was 48.4% in 2002 as compared to 47.5% for the same period in 2001. The increase in overall cost of product revenue is due to an increase in product sales. The increase in cost of product revenue as a percentage of product revenue relates to the product mix of sales directly to customers and through strategic alliances and also to the fact that, during the second quarter 2002, we refined our reserve methodology for slow-moving and excess inventory levels, and accordingly, we increased our inventory reserve by approximately $0.7 million.

        Selling, General and Administrative.    Selling, general and administrative expenses for the nine months ended September 30, 2002 increased $3.7 million, or 18.5%, to $23.6 million compared to $19.9 million for the same period in 2001. Selling, general and administrative expenses as a percentage of product revenues were 28.3% in 2002 and 29.4% for the same period in 2001. The dollar increase relates to the overall general increase in revenues. The decline as a percentage of product revenues is related to our increasingly effective leveraging of selling, general and administrative expenses against the increase in product revenues.

        Research and Development.    Research and development expenses for the nine months ended September 30, 2002 increased $660,000, or 4.7%, to $14.8 million compared to $14.1 million for the same period in 2001. As a percentage of product revenues, research and development expenses were 17.8% in 2002 compared to 20.9% for the same period in 2001. The dollar increase relates to the timing of certain new development projects that will become a part of our existing product line in the future.

        Patent Litigation Credit.    Patent litigation credit relates to a reversal of a previous litigation reserve established in prior years. As a result of the settlement associated with this litigation, the reserve was reduced by $0.8 million during the second quarter of 2002.

        Special (Credit) Charges.    We recorded a restructuring charge for the three months ended June 30, 2002 of approximately $1.5 million primarily related to a workforce reduction of approximately 50 employees. The charge consisted primarily of employee severance, professional fees and outplacement services. During the third quarter of 2002, we recorded a credit of $395,000 against this reserve to reflect a revised estimate of employee severance costs. During the third quarter 2001, we accrued a $1.5 million reserve related to an existing contract within our substance detection and pathogen identification business. The reserve is for possible cost overruns, attorneys' fees and liquidated damages related to this contract. Additionally, during the third quarter 2001, we took a credit of $1.9 million as a result of the reduction in the contingent liability related to the settlement of ongoing litigation from 1997.

        Interest and Other (Expense) Income, Net.    Interest and other (expense) income, net for the nine months ended September 30, 2002 was $(4.4) million, compared to $2.3 million for the same period in 2001. The difference relates to a $4.4 million charge the Company incurred during the three months ending June 30, 2002 relating to the write-down of our investments in certain proteomics content companies. This difference also relates to our interest income, which declined as a result of the lower interest earned on our short-term investments during 2002.

        Provision for Income Taxes.    The Company is currently unable to benefit from a $4.4 million charge taken during the second quarter of 2002 of our write-down of a capital investment in a certain proteomics content company as there are currently no capital gains to off-set this capital loss.

Liquidity and Capital Resources

        Presently, we anticipate that our existing capital resources will meet our operating and investing needs through at least the end of 2002. Historically, we have financed our growth through a combination of cash provided from operations, debt financing and issuance of common stock. During the nine months ended September 30, 2002, net cash used in operating activities was $8.1 million, which represents a decrease in net cash used in operating activities as compared to the same period in 2001 and is primarily a result of more efficient management of our current assets and liabilities.

        We used $15.4 million of cash during the nine months ended September 30, 2002 for capital expenditures, principally for the expansion of our existing facility in Germany and the construction of a new production facility in the United States. We expect that capital expenditures related to the new facilities in 2002 will be approximately $13.0 million and total capital expenditures for the year will be approximately $17.0 million. Such capital expenditures are being made principally to improve productivity and expand manufacturing capacity. We expect to continue to make capital investments focused on enhancing the efficiency of our operations and supporting our growth.

        In October 2001, we entered into a revolving line of credit with Citizens Bank in the United States in the amount of $2.5 million. This line, which is secured by portions of our inventory, receivables and equipment in the United States, may be used to support working capital and expired on July 31, 2002. We also maintain revolving lines of credit of approximately $6.7 million with German banks. As of September 30, 2002, there was approximately $5.4 million outstanding on these German lines of credit. Our German lines of credit are unsecured. During 2001 and 2002, we entered into three revolving lines of credit for approximately $3.0 million with a Japanese bank. As of September 30, 2002, there was approximately $2.0 million outstanding on these lines. These Japanese lines of credit are unsecured.

        We have three long-term notes payable with outstanding balances aggregating $12.5 million as of September 30, 2002. One note in the principal amount of $5.4 million, has an interest rate of 5.10%, and is payable in full in 2003. The other two notes totaling $7.1 million in the aggregate, have an interest rate of 4.65% and are payable in full in 2008. Interest is due monthly, and all obligations are collateralized by the land and buildings of Bruker Daltonik GmbH.

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

Other Information

        In March 2000, we began a strategic alliance with Perkin Elmer Instruments in order to leverage Perkin Elmer's global distribution capability to co-market our OmniFlex time-of-flight products. We believed at the time that this alliance would advance expansion into new markets, including pharmaceutical drug development, protein, peptide and oligonucleotide product quality control, synthetic polymer manufacturing, and quality testing in the food and beverage industries. As of September 2002, both Bruker Daltonics and Perkin Elmer, for various commercial reasons, have terminated this strategic alliance and have settled all outstanding issues surrounding this alliance.

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

        The Company's exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on its investment portfolio, given that the Company's long-term debt has a fixed rate. The Company ensures the safety and preservation of invested funds by limiting default, market and reinvestment risks. The Company mitigates default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company's interest sensitive financial instruments at September 30, 2002. Declines in interest rates will over time, however, reduce the Company's interest income.

ITEM 4:    Controls and Procedures

        Within the ninety day period prior to the date of this report, the Company conducted an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities.

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

ITEM 3:    Defaults Upon Senior Securities

        None.

ITEM 4:    Submission of Matters to a Vote of Security Holders

        None.

ITEM 5:    Other Information

        In March 2000, we began a strategic alliance with Perkin Elmer Instruments in order to leverage Perkin Elmer's global distribution capability to co-market our OmniFlex time-of-flight products. We believed at the time that this alliance would advance expansion into new markets, including pharmaceutical drug development, protein, peptide and oligonucleotide product quality control, synthetic polymer manufacturing, and quality testing in the food and beverage industries. As of September 2002, both Bruker Daltonics and Perkin Elmer, for various commercial reasons, have terminated this strategic alliance and have settled all outstanding issues surrounding this alliance.

ITEM 6:    Exhibits and Reports on Form 8-K

  (a)
  Exhibits.

    None.

  (b)
  Current Reports on Form 8-K.

    We did not file any reports on Form 8-K during the quarter ended September 30, 2002.

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

BRUKER DALTONICS INC.
Date: November 13, 2002	By:	/s/ FRANK H. LAUKIEN, PH.D. Frank H. Laukien, Ph.D. President, Chairman, Chief Executive Officer, and Director (Principal Executive Officer)
Date: November 13, 2002	By:	/s/ JOHN J. HULBURT, CPA John J. Hulburt, CPA Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

CERTIFICATIONS

        I, Frank H. Laukien, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Bruker Daltonics Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By:	/s/ FRANK H. LAUKIEN, PH.D. Frank H. Laukien, Ph.D. President, Chairman, Chief Executive Officer, and Director (Principal Executive Officer)

CERTIFICATIONS

        I, John J. Hulburt, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Bruker Daltonics Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By:	/s/ JOHN J. HULBURT, CPA John J. Hulburt, CPA Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)