Form 10-K
period 2002-12-31
BRUKER DALTONICS INC
filed 2003-03-26
CIK 1109354

Use these links to rapidly review the document
Table
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2002
Commission File Number 000-30833

BRUKER DALTONICS INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3110160 (IRS Employer Identification Number)

40 Manning Road
Billerica, MA 01821
(Address of principal executive offices, including zip code)

(978) 663-3660
(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Common Stock $.01 par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2002 was approximately $45,329,730 (based on the last reported sale price on the Nasdaq National Market on that date).

        The number of shares outstanding of the registrant's Common Stock as of March 21, 2003 was 55,007,931.

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

        Our principal executive offices are located at 40 Manning Road, Billerica, Massachusetts 01821, and our telephone number is (978) 663-3660. Information about Bruker Daltonics is available at www.BDAL.com. The information on our website is not incorporated by reference into and does not form a part of this report. Daltonics and the Daltonics logo are trademarks of Bruker Daltonics. All other trademarks, tradenames or copyrights referred to in this report are the property of their respective owners.

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

        We market our life science systems both through our direct sales force and through strategic distribution arrangements with Agilent Technologies, Sequenom, Biacore and others. We are also a worldwide leader in supplying mass spectrometry-based systems for substance detection and pathogen identification in security and defense applications.

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

        Providing a Broad Array of Tools for a Wide Range of Applications.    In life sciences, our strategy is to offer a broad range of products that provide integrated solutions, including sample preparation, sample analysis and data interpretation, for applications in existing and emerging life science markets. Our longer term strategy is to expand our enabling life science tools beyond our current mass spectrometry-based product lines and to extend our position as a leading provider of enabling tools for the life science industry. We plan to selectively evaluate new life science markets to which we may apply our core technologies and to continue to develop and market our mass spectrometry systems for substance detection and pathogen identification.

        Developing New Platforms, Enhanced Products and New Applications.    We plan to continue our substantial investment in internal research and development, although at a gradually declining percentage of revenue. As a result of this investment, throughout 2000, 2001 and 2002 we introduced entirely new technology platforms, nine next generation mass spectrometers, three new consumable product lines and three bioinformatics software packages. We expect our collaborations with key industrial and academic customers to continue to play a strategic role in our research and development efforts and to assist us in identifying and anticipating opportunities for enhanced products and emerging applications.

        Building Alliances and Pursue Acquisitions.    We plan to continue to co-develop selected products with strategic partners, especially when these alliances expand our product lines and extend our marketing reach. As an example, our collaboration with Agilent resulted, in early 2000, in the introduction of two ion trap instruments designed to be installed on top of a laboratory bench. We also intend to pursue strategic acquisitions to extend our technology base. For example, at the end of 1999, we acquired Viking to expand our substance detection technologies. Similarly, in 2000, we entered into a strategic alliance with GeneProt whereby it purchased 51 of our systems as well as consumables and support over time for use in industrial-scale proteomics research. In 2001, we entered into strategic alliances with Affinium Pharmaceuticals, Inc. (formerly Integrative Proteomics, Inc.) as well as GeneFormatics, Inc. in the area of structural proteomics. In 2002, we announced an expanded alliance with Roche in the field of proteomics. The resulting collaboration focuses on the development of highly efficient methods for mass spectrometric protein analysis. Similarly, in 2002, our research and development collaboration with Biacore resulted in the introduction of a complete commercial system for SPR/MS.

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

        MALDI Time-of-Flight Mass Spectrometers utilize an ionization process to analyze solid samples using a laser that combines large volume sample throughput with high mass range and significant sensitivity. Our MALDI-TOF mass spectrometers are useful for: (a) SNP analysis; (b) genotyping; (c) personalized medicine; (d) forensics; (e) proteomics and protein function analysis; (f) drug discovery and development; and (g) fast cell and tissue biomarker detection. We offer five MALDI time-of-flight instruments:

        ultraflex™ TOF/TOF.    The ultraflex incorporates a MALDI source coupled with a tandem Time of Flight mass analyzer. This allows for high-throughput protein identification by MALDI-TOF using peptide mass fingerprinting, followed by more detailed protein characterization via further fragmentation and secondary TOF detection.

        ultraflex™ TOF.    Our top-of-the-line MALDI time-of-flight instrument offers modular flexibility that allows various configurations in the research laboratory and automated sampling combined with high sensitivity, resolution and accuracy.

        autoflex™.    Our first MALDI time-of-flight instrument is specifically designed for industrial biology. The autoflex can be used in SNP analysis and proteomics. Sequenom uses this system in its industrial genomics MassArray system.

        OmniFLEX™.    Our first MALDI time-of-flight instrument which can be installed on a laboratory bench can be used in general-purpose mass spectrometry laboratories. The OmniFLEX combines sensitivity, resolution and accuracy, for a wide variety of routine and higher-end applications, with a lower price than our other three products described above.

        OmniFLEX LT™.    Our easy-to-use and affordable linear bench-top MALDI time-of-flight instrument is designed as a biologist-friendly molecular mass measurement tool. We introduced this product in March 2002. The OmniFLEX LT combines sensitivity, resolution and accuracy, for a wide variety of routine and lower-end applications, with a lower price than our basic OmniFLEX.

        These products utilize our proprietary AnchorChip microarrays which prepare samples for analysis. These microarrays employ patented microfluidics technology that improves sensitivity and reduces analysis time per sample by concentrating the sample in a defined location.

        ESI Time-of-Flight Mass Spectrometers utilize an ionization process to analyze liquid samples. This process, which does not destroy the sample, allows for rapid data acquisition and analysis of large biological molecules. ESI time-of-flight mass spectrometers are useful for: (a) identification, protein analysis and functional complex analysis in proteomics and protein function; (b) molecular identification in metabolomics and drug metabolite analysis; (c) combinatorial chemistry high-throughput screening, or HTS; and (d) fast liquid chromatography mass spectrometry, or LC/MS, in drug discovery and development. We offer three ESI time-of-flight instruments:

        BioTOF™III.    The BioTOF III is the next generation of our leading performance floor-standing ESI-TOF system. It is especially useful for the analysis of high molecular weight materials such as proteins and other biologically active complexes.

        BioTOF™III Q.    The BioTOF III Q adds a high performance quadrupole mass analyzer and a collision multipole to the BioTOF III. This type of tandem mass spectrometry using Q-q-TOF geometry permits the sensitive and highly accurate determination of molecular fragment ions. It is particularly useful in de novo peptide sequencing as it can eliminate ambiguities in the assignment of amino acid sequences by high accuracy fragment analysis.

        microTOF™.    The microTOF utilizes new state-of-the-art high-speed analog-to-digital converter (ADC) technology, which in contrast to older time-to-digital converters (TDC) permits reliable quantitative measurements, and can produce high-fidelity undistorted isotopic patterns.

        Fourier Transform Mass Spectrometers utilize high-field superconducting magnets to offer the highest resolution, selectivity and accuracy currently achievable in mass spectrometry. Our systems based on this technology often eliminate the need for time-consuming separation techniques in complex mixture analyses. In addition, our systems can fragment molecular ions to perform exact mass analysis on all fragments to determine molecular structure. Fourier transform mass spectrometers are useful for: (a) the study of the structure and function of biomolecules including proteins, DNA and natural products; (b) complex mixture analysis including combinatorial libraries; (c) high-throughput proteomics and metabolomics; and (d) high-throughput drug screening. We offer two Fourier Transform mass spectrometer instruments:

        APEX IV™.    In the spring of 2002, we introduced our new APEX IV instrument, a powerful and compact commercial Fourier transform mass spectrometer. This system allows a wide range of research capabilities while maintaining simplicity of operation. Our APEX IV system is available with several magnetic field strengths which can be tailored to meet a customer's analytical needs. An increase in field strength improves resolution, selectivity and accuracy.

        APEX-Q™.    In March of 2003, we introduced the APEX-Q hybrid Q-q-FTMS. The APEX-Q hybrid Q-q-FTMS is an innovative research instrument offering ultra high performance for proteomics research. In development for over two years, the APEX-Q platform represents the combination of both a Q-q- "front-end" and a high field FTMS magnet (9.4 or 12 Tesla) for the ultimate resolution proteomics mass spectrometer.

        Ion Trap Mass Spectrometers measure all ions simultaneously which improves sensitivity relative to older quadrupole mass spectrometers. Ion trap mass spectrometers are useful for: (a) sequencing and identification based on structural analysis; (b) quantitative liquid chromatography mass spectrometry; (c) identification of combinatorial libraries; and (d) generally enhancing the speed and efficiency of the drug discovery and development process. In addition to ion trap mass spectrometers that we sell via Agilent Technologies, we offer three ion trap mass spectrometer instruments via our direct sales channels:

        esquire2000™.    The esquire2000 is an affordable compact tandem mass spectrometer. It offers better sensitivity than previous analytical- grade ion trap LC/MS/MS systems, and features a mass range up to 2200m/z. The esquire2000 provides higher LC/MS/MS specificity than single quadrupole LC/MS systems at only an incremental cost increase.

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

        esquire HCT™.    The esquire HCT is a novel high performance ion trap mass spectrometer for faster and more sensitive analysis in proteomics and metabolomics. This new high capacity trap (HCT) combines substantially higher ion storage capacity with a proprietary high-performance scan mode for even higher ion trap research performance.

        Automated Sample Preparation.    We provide versatile automated sample preparation robots specifically designed to enhance throughput of genomics and proteomics analysis.

        MAP™ II and MAP II/8.    Our customized liquid handler for automated MALDI sample preparation is available in 1 and 8 channel configurations for optimum throughput. MAP systems use standard microtiter plates for optimum throughput and integration with existing laboratory techniques.

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

Consumables

        We sell consumables for processing, purifying and preparing samples prior to mass spectrometric analyses. Additionally, our systems for substance detection and pathogen identification use consumables for sample collection. Consumables will provide an increasing recurring revenue stream as our installed systems base grows. Our consumables include:

Product	Description
Genolink	An automated SNP genotyping accessory to accelerate functional genomics research
AnchorChips	Microarrays that prepare samples and increase the sensitivity of MALDI analysis, improve automation and minimize reagent consumption
GenoPureDS kit	Purifies DNA prior to mass spectrometric analysis
GenoPureOligo kit	Purifies oligonucleotides, or DNA fragments, prior to analysis
Silicon wheels	Sample collection device for substance detection
Quartz tubes	Sample processing device for pathogen identification
Dryers and filters	Air dryers and filters for our ion mobility spectrometers

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

Product	Description
Reconnaissance Simulator	Training system that instructs users how to identify areas contaminated with toxic substances
MM-1 Trainer	Training product for the operation of our mass spectrometer
HP1100 and 3D-CE	Products that condition samples for mass spectrometric analysis that are produced by Agilent and sold by us
MAP II and II/8	Robots based on technology owned by Gilson Inc. that prepare samples for analysis by our MALDI instruments
AutoXecute	Automation software that allows our time-of-flight systems to analyze samples automatically
Liquid Chromatographs	We also sell LC systems manufactured by Waters and Dionex

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

Product	Description
Compass	Unified software environment for intuitive mass spectrometric instrument control and data processing
Proteinscape	Database system for proteomics project management
HyStar NT	Liquid chromatography mass spectrometry software to control Agilent and Waters liquid chromatography systems, Gilson robots and the operation of an integrated liquid chromatography/nuclear magnetic resonance/mass spectrometry system
BioTools	For biomolecule identification and sequencing
Mascot	Fast, automated web-enabled protein identification from protein databases — purchased from Matrix Science
Genotools	Interpretation software for DNA mass spectra for SNPs or other genetic variation
PolymerTools	Interpretation software for mass spectra for synthetic polymer parameters
QuantAnalysis	Software for quantification of metabolites and substances

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

Product	Description
MM-1	Mobile mass spectrometer for automatic detection of chemical substances
CBMS	Mobile ion trap mass spectrometers for automated classification of biological pathogens and identification of chemical agents
RAID/IMS Series	Portable and stationary automated ion mobility detectors for chemical agent detection
EM640 Series	Transportable mass spectrometers for emergency response
Viking 573	Portable gas chromatography mass spectrometer for law enforcement
RAPID II/Hawk	Long-range infrared detector for chemical substance clouds
SVG-2	Solid-state radiation detector
NIGAS	Non-intrusive neutron activation detector for chemical component analysis in closed containers

Research and Development

        Product and Applications Development.    We commit substantial capital and resources to internal and collaborative research and development in order to provide innovative life science solutions to our customers. In 2000, 2001 and 2002, we spent $20.0 million, $18.5 million and $20.7 million, respectively, for research and development purposes. The following are a few examples of our recent research and development accomplishments:

  •
  After a four-year development effort, we created a new technology platform for orthogonal time-of-flight mass spectrometry. In January 1998, we introduced our first commercial system using this technology platform, the BioTOF. In March 2000, we offered our second generation product derived from this ESI time-of-flight platform, the BioTOF II. In May 2001, we introduced the BioTOF Q which adds a high performance quadrupole mass analyzer to the BioTOF II. In March 2003, we introduced the microTOF, which is an innovative next-generation benchtop ESI-TOF system with higher performance for research and exacting analytical requirements, as well as the BioTOF III which replaces the BioTOF II.

  •
  In March 2000, we introduced various next-generation systems based on our existing mass spectrometry technology platforms including the Apex III Series Fourier transform mass spectrometer, the esquire3000 ion trap mass spectrometer, the OmniFLEX MALDI time-of-flight mass spectrometer and the MAP II/8 sample preparation robot. These new systems typically had two-year development and engineering cycles. In the first half of 2002, we introduced two additional next-generation systems; the Apex IV Series Fourier transform mass spectrometer and the OmniFLEX LT MALDI time-of-flight mass spectrometer.

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

  •
  In the second half of 2001, we introduced the ultraflex™ TOF/TOF. The ultraflex incorporates a MALDI source coupled with a tandem time-of-flight mass analyzer. This allows for high-throughput protein identification by MALDI-TOF using peptide mass fingerprinting, followed by more detailed protein characterization via further fragmentation and secondary TOF detection. In addition, during the first half of 2002, we introduced the ultraflex™ TOF which is upgradeable to a full ultraflex™ TOF/TOF.

        Grants.    Historically, we have been the recipient of various government grants. In early 2000, we completed a five-year Advanced Technology Program grant from the National Institute of Standards and Technology for the development of a Mass Tag DNA Diagnostic Mass Spectrometer. We also currently have three ongoing, multi-year research grants from the German Federal Government for the development of new spectrometers and new applications for analysis. We have generally retained at least non-exclusive rights to any items or improvements we develop under these grants. The U.S. government generally retains the right to use technology developed under grants. The German government requires that we use and market technology developed under grants in order to retain our rights to the technology. In 2000, 2001 and 2002, we received research and development grants in the aggregate amounts of $1.8 million, $1.0 million and $218,000, respectively. We expect grant revenue to represent a decreasing portion of our revenue.

Customers

        We have a broad and diversified global life science customer base that includes over 1,800 customers with our installed products. Our life science system sales accounted for approximately 70% of our product revenue for the year ended December 31, 2002. Our life science customer base is composed primarily of end-users and includes pharmaceutical, biotechnology, proteomics, agricultural biotechnology, molecular diagnostics and fine chemical companies, as well as commercial laboratories, university laboratories, medical schools and other not-for-profit research institutes and government laboratories. Our customers generally do not have a need to buy numerous systems at one time, and historically we have not depended on any single customer in the sale of our life science systems. In 2002, no single customer accounted for more than 10% of our revenue.

        We sell our substance detection and pathogen identification products and services to allied defense departments and law enforcement and emergency response professionals. For the year ended December 31, 2002, our substance detection and pathogen identification system sales represented approximately 15% of our product revenue. Our substance detection and pathogen identification customers are primarily military and government end-users. Our after-market products, including consumables, software and services, accounted for the remaining 15% of our product revenue for the year ended December 31, 2002.

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

Strategic Collaborations

        We have several key technical collaborations and alliances for the development and distribution of new or existing products. These collaborations include:

        Agilent Technologies, Inc.    In 1996, we commenced a collaboration with Agilent (formerly an operating unit of Hewlett Packard) to develop and distribute ion trap liquid chromatography mass spectrometry instrumentation. We jointly manufacture two different models of ion trap mass spectrometers. One model is branded and distributed by Agilent, and the other model, the esquire3000plus, is branded and distributed by us. Under our agreement with Agilent, neither party can conduct joint ion trap development with any other party, and each party has agreed not to develop products that would compete with the products of the other party that are the subject of this agreement.

        Sequenom Inc.    In 1997, we began an alliance with Sequenom to develop industrial genomics tools for high-throughput SNP analysis. Under this agreement, Sequenom purchases MALDI time-of-flight mass spectrometers from us, and they include these spectrometers in their products. Our BIFLEX was the basis for a co-labeled system called SpectroScan™ which is an important component of the Sequenom MassARRAY system. Recently, Sequenom has adopted our autoflex MALDI-TOF. In late 2001, we announced a broadening of our collaboration with Sequenom for which we intend to develop a medium-throughput genotyping solution based on MALDI-TOF analysis for distribution by Sequenom.

        GeneProt, Inc.    In September 2000, we entered into a strategic alliance with GeneProt pursuant to which we will collaborate with GeneProt and share technologies for industrial-scale proteomics. As a part of this alliance, GeneProt initially purchased 51 of our mass spectrometry systems. Additionally, in November 2000, we made a strategic equity investment, in both cash and stock, in GeneProt. We financed this equity investment with cash and newly issued shares of our common stock. Each party owns any development it makes as a part of this agreement, and any developments made jointly shall be owned jointly by the parties. In November 2001, we entered into an agreement with GeneProt to deploy novel MALDI-TOF/TOF mass spectrometry technology at GeneProt's planned new U.S. proteomics facility in North Brunswick, N.J. Under the agreement, GeneProt was initially to purchase a total of seven ultraflex TOF/TOFs. In December 2001, GeneProt received one ultraflex TOF/TOF instrument from us for its Geneva proteomics research laboratory. In 2002, GeneProt decided not to pursue an expansion of its organization into the United States but to concentrate its existing resources in Geneva, Switzerland. As a result, GeneProt converted its November 2001 order for the remaining six ultraflex TOF/TOF instruments for its planned North Brunswick, New Jersey facility into an order to upgrade all of its 45 existing ion trap mass spectrometers to the latest esquire3000plus performance level in order to bring its existing Geneva proteomics facility to state-of-the-art performance. This upgrade dramatically increased the sensitivity and lowered the minimum detection levels for low-abundance proteins by up to an order of magnitude.

        Affinium Pharmaceuticals, Inc. (formerly Integrative Proteomics, Inc.) In March 2001, we, along with Bruker AXS Inc. and Bruker BioSpin Inc., entered into a strategic alliance and technology development collaboration with Affimium Pharmaceuticals pursuant to which we will collaborate with Affinium Pharmaceuticals on multidisciplinary proteomics technologies based on mass spectrometry. Pursuant to this agreement, Affinium Pharmaceuticals will procure MALDI-TOF mass spectrometry systems from us. The terms of our strategic alliance agreement provide that we own any development of instrumentation products, such as instrumentation, probes and general software, that we make, and Affinium Pharmaceuticals owns any development of discovery products, such as methods, reagents and compositions of matter, that Affinium Pharmaceuticals makes. If we solely or jointly make any development relating to discovery products as a part of a joint collaboration pursuant to this agreement, we will assign the intellectual property rights to Affinium Pharmaceuticals at no charge, and Affinium Pharmaceuticals will grant a royalty free, irrevocable and non-exclusive license to us to make use of the discovery products. In addition, if Affinium Pharmaceuticals solely or jointly makes any development relating to instrumentation products as a part of a joint collaboration pursuant to this agreement, Affinium Pharmaceuticals will assign the intellectual property rights to us at no charge, and we will grant a royalty free, irrevocable and non-exclusive license to Affinium Pharmaceuticals to make use of the instrumentation products. Additionally, in March 2001, we made a strategic equity investment in Affinium Pharmaceuticals with both cash and shares of our common stock.

        GeneFormatics, Inc.    In October 2001, we, along with Bruker AXS and Bruker BioSpin, entered into a strategic alliance with GeneFormatics pursuant to which we will collaborate in the development of technology for the experimental analysis of three-dimensional protein structures. Under this agreement, we will sell mass spectrometry systems and related equipment to GeneFormatics. Each party owns any development it makes as a part of this agreement, and any developments made jointly shall be owned jointly by the parties. Additionally, in October 2001, we made a strategic equity investment in GeneFormatics with both cash and shares of our common stock.

        We have a number of other collaborations, including a collaboration with Matrix Sciences for technology enhancements. We own all developments we make under these collaborations.

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

        Direct Sales Channels.    During the last three years, we have committed significant resources to upgrade and expand our direct sales force and our distribution channels worldwide. We have direct sales coverage throughout most of the European Union, North America and much of the Pacific Rim. During the three years ending December 31, 2002, we more than doubled our sales and marketing staff.

        We have well-equipped application and demonstration facilities and qualified application personnel who assist customers and provide product demonstrations in specific application areas. We maintain our primary demonstration facilities in the United States (Massachusetts and California), Germany (Bremen and Leipzig), the United Kingdom (Coventry) and Japan (Yokohama). Demonstration systems and applications scientists are also available in Australia, France, Italy, Switzerland, China, Taiwan and Singapore.

        Indirect Sales Channels.    We have various international distributors and independent sales representatives, including affiliated companies and various representatives in the countries of South Korea, Portugal and Israel and in the regions of Latin America and Eastern Europe. We have adopted a distribution business model where we engage in strategic distribution alliances with other companies to address certain market segments. Our primary distribution alliances are:

  •
  We manufacture for Agilent an ion trap mass spectrometer, which Agilent incorporates into its liquid chromatography mass spectrometry systems for distribution into various industrial markets; and

  •
  We sell high-throughput MALDI time-of-flight mass spectrometers through Sequenom into emerging industrial genomics markets for high-throughput SNP analysis.

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

        We are party to an agreement dated as of August 10, 1998 with Indiana University's Advanced Research and Technology Institute (IU-ARTI), which is the technology transfer arm of Indiana University, pursuant to which we have been granted an exclusive license to specified patent rights and products including three patents that relate to time-of-flight mass spectrometry. We pay IU-ARTI royalties under this agreement and have agreed to allow IU-ARTI to utilize any improvements that we make to the licensed products for research and educational purposes on a non-exclusive, royalty-free basis. IU-ARTI may terminate the agreement if we default on our obligations or become bankrupt. We may terminate the agreement with six months notice. The license granted by the agreement expires at the later of August 10, 2008 or expiration of the licensed patent rights. Additionally, we have entered into a collaboration agreement with IU-ARTI that ended in 2002 under which IU-ARTI will continue to perform experiments that are useful to us in exchange for a flat fee and a percentage fee of any sales of products developed for us by IU-ARTI.

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

Competition

        Our markets are highly competitive, and we expect the competition to increase. Currently, we compete with a variety of companies that offer mass spectrometry-based systems along each of our product lines. Our competitors in the life sciences include Applied Biosystems, Amersham Biosciences, Waters, ThermoElectron (which includes Finnigan), Shimadzu/Kratos, Ciphergen, Hitachi, JEOL and various automation companies. Our substance detection and pathogen identification markets are highly fragmented, and we compete with a number of companies in this area. Our most significant competitor is Smiths Detection (UK). Other competitors produce products based on some of the technology platforms that we utilize; however, none of them produce products utilizing all of our major technology platforms. Some of them have a greater market share than we have in particular technology platform areas. We also compete with other companies that provide analytical or automation tools based on other technologies. These technologies may prove to be more successful in meeting demands in the markets that our products serve. In addition, other companies may choose to enter our field in the future. We believe that the principal competitive factors in our markets are technology base applications expertise, product specifications and functionality, marketing expertise, distribution capability, proprietary patent portfolios, cost and cost effectiveness.

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

Employees

        As of March 21, 2003, we employed over 670 full-time employees, with approximately 110 employees in the United States and more than 500 employees outside the United States, located primarily in Europe. Over 120 of these employees hold doctorates in biology, chemistry or physics.

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

ITEM 2. PROPERTIES

        Our three principal facilities are located in Billerica, Massachusetts, Bremen, Germany and Leipzig, Germany. These facilities incorporate manufacturing, research and development, application and demonstration, marketing and sales and administration functions.

  •
  We own a 90,000 square foot facility in Billerica, Massachusetts.

  •
  We own an existing 60,000 square foot facility in Bremen, Germany, and in early 2002 we completed a 120,000 square foot extension of our Bremen facility.

  •
  We own a 60,000 square foot facility in Leipzig, Germany.

        We lease additional centers for sales, applications and service support in Fremont, California; Coventry, United Kingdom (Bruker Daltonics Ltd.); Wissembourg, France (Bruker Daltonique S.A.); Stockholm, Sweden (Bruker Daltonics Scandinavia A.B.); Faellanden, Switzerland (Bruker Daltonics GmbH); Yokohama, Japan (Nihon Bruker Daltonics K.K.); Beijing, People's Republic of China, Taipei, Taiwan; Ontario, Canada (Bruker Daltonics Ltd.); Milan, Italy (Bruker Daltonics Italiana SRL); Alexandria, Australia (Bruker Daltonics Pty Ltd.); Johannesburg, South Africa (Bruker Daltonics Pty LTD); Singapore (Bruker Daltonics Pte LTD); Bruxelles, Belgium (Bruker Daltonics NV) and Wormer, Netherlands (Bruker Daltonics BV).

ITEM 3. LEGAL PROCEEDINGS

        We may, from time to time, be involved in legal proceedings in the ordinary course of business. We are not currently involved in any pending legal proceedings that, either individually or taken as a whole, could materially harm our business, prospects, results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the last quarter of the fiscal year ended December 31, 2002.

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

	High	Low
First Quarter 2001	$27.25	$8.31
Second Quarter 2001	$24.50	$10.94
Third Quarter 2001	$19.47	$10.38
Fourth Quarter 2001	$26.00	$13.34
First Quarter 2002	$18.25	$8.63
Second Quarter 2002	$10.40	$3.93
Third Quarter 2002	$6.39	$2.95
Fourth Quarter 2002	$6.10	$4.25

        On March 21, 2003, the last sale price of the common stock on the Nasdaq National Market was $2.99. As of March 21, 2003, we had approximately 35 holders of record of our common stock. This number does not include the individual beneficial owners of shares held in nominee name or within clearinghouse positions of brokerage firms and banks.

        We have never declared or paid cash dividends on our capital stock. We currently anticipate that we will retain all available funds for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

        On August 3, 2000, a registration statement on Form S-1 (No. 333-34820) was declared effective by the Securities and Exchange Commission, pursuant to which 9,200,000 shares of our common stock were offered and sold by us at a price of $13 per share, generating gross offering proceeds of approximately $119.6 million. The managing underwriters were UBS Warburg LLC, CIBC World Markets and Thomas Weisel Partners LLC. In connection with the offering, we incurred $8.4 million in underwriting discounts and commissions, and approximately $1.5 million in other related expenses. The net proceeds from the offering, after deducting the foregoing expenses, were approximately $110.0 million. No payments or expenses were paid to directors, officers or affiliates of the Company or 10% owners of any class of equity securities of the Company. We have used a portion of the net proceeds of the offering to fund our continuing research and development activities, for working capital purposes, facility expansions and other general corporate purposes. Additionally, we have used approximately $7.0 million of the net proceeds to pay off a portion of our outstanding bank debt. The balance is invested in a variety of interest-bearing instruments including investment-grade corporate bonds, commercial paper and money market accounts.

        On November 22, 2000, we issued 79,218 shares of our common stock, par value $.01 per share, to GeneProt, Inc. in exchange for shares of GeneProt valued at a total of approximately $2.2 million. The shares of our common stock were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(2) of this act.

        On March 12, 2001, we issued 28,425 shares of our common stock, par value $.01 per share, to Affinium Pharmaceuticals, Inc. (formerly Integrative Protemonics, Inc.) in exchange for shares of Affinium Pharmaceuticals, Inc. valued at a total of approximately $428,000. The shares of our common stock were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(2) of this act.

        On October 2, 2001, we issued 30,693 shares of our common stock, par value $.01 per share, to GeneFormatics, Inc. in exchange for shares of GeneFormatics valued at a total of approximately $609,000. The shares of our common stock were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(2) of this act.

        On November 28, 2002, we issued 109,800 shares of our restricted common stock, par value $0.01 per share, to Dr. Dieter Koch, Managing Director of Bruker Daltonik GmbH and a Director of Bruker Daltonics Inc., valued at approximately $593,000 and cash of $593,000, in exchange for his minority interest in Bruker Saxonia Analytik GmbH, a majority-owned subsidiary of Bruker Daltonik GmbH. The shares of our common stock were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(2) of this act.

ITEM 6. SELECTED FINANCIAL DATA

        The consolidated statements of operations data for each of the years ended December 31, 2000, 2001 and 2002 and the consolidated balance sheet data as of December 31, 2001 and 2002 have been derived from our audited financial statements included elsewhere in this report. The combined statement of operations data for the year ended December 31, 1998 and 1999 and the consolidated and combined balance sheet data as at December 31, 1998, 1999 and 2000 have been derived from our audited financial statements not included in this report. The financial statements for 1998 are presented on a combined basis due to the common ownership of the Company and its affiliated company in Germany, which was formally acquired in December 1998. Historical results are not necessarily indicative of future results. The data presented below have been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States and should be read with the consolidated and combined financial statements, including the notes, and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

	Year Ended December 31,
	1998	1999	2000	2001	2002
	(in thousands, except per share data)
Combined/Consolidated Statements of Operations Data:
Product revenue	$40,157	$60,620	$74,772	$91,765	$116,150
Other revenue	2,050	4,070	1,830	926	218

Net revenue	42,207	64,690	76,602	92,691	116,368
Total costs and operating expenses	42,368	62,050	75,868	89,418	110,623

Operating (loss) income from continuing operations	(161)	2,640	734	3,273	5,745
(Loss) income from continuing operations	(888)	876	2,066	3,637	(6,200)
(Loss) income per share from continuing operations	$(0.02)	$0.02	$0.04	$0.07	$(0.11)

        In 2002, the Company took a $9.6 million charge due to the write-down of investments in other companies.

	As of December 31,
	1998	1999	2000	2001	2002
Combined/Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$1,135	$2,443	$94,629	$70,131	$46,911
Working capital	6,338	12,080	111,054	99,600	87,294
Total assets	63,841	67,309	183,382	189,074	203,102
Total debt	17,924	15,340	12,037	15,208	23,395
Total stockholders' equity	10,340	10,058	124,172	127,547	126,378

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

Significant Accounting Policies

        Inventories.    Inventories are stated at the lower of cost or market, with cost determined by the first-in, first-out ("FIFO") method. We maintain an allowance for excess and obsolete inventory to reflect the expected un-saleable or un-refundable inventory based on an evaluation of slow moving products.

        Investments in Other Companies.    We have investments in other companies which consist of equity securities of privately-held companies that are accounted for at cost. Our ownership interest in each of these individual companies is less than 20%. We periodically evaluate the carrying value of these investments for potential impairment. If our evaluation identifies an impairment that we deem to be other than temporary, the investments are written down to their estimated fair value through a charge to current earnings.

        Customer Deposits.    Under the terms and conditions of contracts with many of our customers, we require a portion of the purchase price in the form of an advance deposit. We record these deposit amounts as a liability until the associated revenue is recognized at the time of acceptance of the system.

        Warranty Costs.    We provide a one-year parts and labor warranty with the purchase of equipment. The anticipated cost for this one-year warranty is accrued upon recognition of the sale and is included as a current liability on the accompanying balance sheets. To the extent the Company experiences increased warranty claim activity or increased costs associated with servicing those claims, its warranty accrual will increase resulting in a decreased gross profit.

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

        Revenue Recognition.    We recognize revenue from system sales, including hardware with embedded software, when a product is accepted by the customer, except when sold through an independent distributor, a strategic distribution partner or an unconsolidated affiliated distributor which assumes responsibility for installation, in which case the system sale is recognized when the products are shipped to the distributor and title has transferred to the distributor. Our distributors do not have price protection rights or rights to return; however, our products are warranted to be free from defect for a period of, typically, one year. Revenue from accessories and parts is recognized upon shipment, and revenue from services when performed.

        Cost of Product Revenue.    Cost of product revenue includes direct costs, such as materials, direct labor, and benefits, as well as indirect costs related to generating revenue. These indirect costs include indirect labor, materials and supplies, equipment rental and depreciation of production equipment, test equipment and facilities as related to production space revenue.

        Sales and Marketing.    Sales and marketing expenses include salaries, sales commissions, benefits, travel, occupancy costs and related expenses for our direct sales force, sales support and marketing functions. We have expanded our sales and marketing organization substantially since 1997, adding subsidiaries and sales representatives in China, France, Japan, Scandinavia, Switzerland, the United Kingdom, Canada, Italy, Australia, Singapore, South Africa, Belgium, Netherlands and Taiwan. Sales and marketing expenses also include costs associated with supporting our distribution channel partners for our time-of-flight and ion trap mass spectrometry products. We expect that sales and marketing expenses will continue to increase in the future as we further expand our global distribution capabilities and introduce new products.

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

        Research and Development.    Research and development expenses include costs for the development of new technologies and products. These expenses include materials, salaries, benefits, occupancy costs and related expenses for development personnel. We expense research and development costs as incurred. We expect to increase spending on research and development in order to develop new products and applications but, as a percentage of revenues, spending should decrease over time.

        Special Charges (Credit).    Special charges (credit) include actual and estimated charges for specific events that have occurred during the year. During 2002 this included an increase in an accrual for our U.K. Ministry of Defense contract, restructuring charges and the reversal of patent litigation accruals. Patent litigation costs (credit) include actual and estimated legal fees and anticipated assessments associated with litigation in connection with our intellectual property, particularly the Finnigan litigation.

Results of Operations

        The following table sets forth certain items included in our results of operations for the three years ended December 31, 2002, expressed as a percentage of our net revenue for these periods.

	Year Ended December 31,
	2000	2001	2002
Revenue:
Product revenue	97.6%	99.0%	99.8%
Other revenue	2.4	1.0	0.2

Net revenue	100.0	100.0	100.0
Costs and operating expenses:
Cost of product revenue	46.4	47.0	48.0
Sales and marketing	18.0	23.4	23.1
General and administrative	6.6	6.5	6.0
Research and development	26.2	20.0	17.8
Special Charges (credit)	1.8	(0.4)	0.2

Total costs and operating expenses	99.0	96.5	95.1

Operating income from continuing operations	1.0	3.5	4.9
Other (expense) income, net	(0.3)	0.0	(8.6)
Interest income, net	2.3	3.0	0.1

Income (loss) from continuing operations, before income taxes	3.0	6.5	(3.6)
Provision for income taxes	0.3	2.6	1.7

Income (loss) from continuing operations	2.7	3.9	(5.3)
Income from discontinued operations, net of income taxes	0.2	0.0	0.0

Net income (loss)	2.9%	3.9%	(5.3)%

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        Product Revenue.    Total product revenue increased $24.4 million, or 26.6%, to $116.2 million in 2002 compared to $91.8 million in 2001. Our top-line product revenue growth rate for the year was approximately 21.6% before favorable currency effects. Life science systems revenue, substance detection systems revenue and aftermarket revenue as a percentage of product revenue were 70%, 15% and 15%, respectively, in 2002 as compared to 74%, 10% and 16%, respectively, in 2001. The increase in total product revenue is related to continuing growth of all our life science product lines. During 2002, we also saw significant growth in our substance detection system sales due to a large CBMS contract, in excess of $10.0 million, for the U.S. Army.

        Other Revenue.    Other revenue decreased $708,000, or 76.5%, to $218,000 in 2002 compared to $926,000 in 2001. This decrease was due to the completion of certain projects for early-stage research and development, which were funded by grants from the German and United States governments. Other revenues can fluctuate from year to year depending on the timing and completion of certain governmental funded grants.

        Cost of Product Revenue.    Cost of product revenue increased $12.3 million, or 28.2%, to $55.9 million in 2002 compared to $43.6 million in 2001. The cost of product revenue as a percentage of product revenue was 48.1% in 2002 as compared to 47.5% in 2001. During the second quarter of 2002, we increased our inventory reserve by approximately $700,000. The increase in the reserve mainly related to items within our slower growth product lines, including the substance detection business. Excluding this charge, our 2002 cost of product revenue would have been approximately 47.5%.

        Sales and Marketing.    Sales and marketing expenses increased $5.1 million, or 23.5%, to $26.8 million in 2002 compared to $21.7 million in 2001. Sales and marketing expenses as a percentage of product revenues were 23.1% in 2002 and 23.7% in 2001. The overall dollar increase relates to significant new product introductions during the first and second quarters of 2002 and the cost associated with the rollout of these products and a general increase in our business. The decline as a percentage of product revenues is related to our increasingly effective leveraging of our selling and marketing expenses against the increase in product revenues

        General and Administrative.    General and administrative expenses increased $1.0 million, or 16.7%, to $7.0 million in 2002 compared to $6.0 million in 2001. General and administrative expenses as a percentage of product revenues were 6.0% in 2002 and 6.5% in 2001. Although general and administrative expenses as a percentage of product revenue decreased, general and administrative expenses have remained relatively consistent with the overall increased sales growth of the Company. The increase in the total amount of general and administrative expenses relates to an increase in costs incurred in 2002 associated with several business development projects.

        Research and Development.    Research and development expenses increased $2.3 million, or 12.3%, to $20.7 million in 2002 compared to $18.5 million in 2001. As a percentage of product revenues, research and development expenses were 17.9% in 2002 compared to 20.1% in 2001. The overall dollar increase relates to the development of certain new projects, which will be incorporated into our product line throughout 2003, but the decline in expense as a percentage of product revenues continues as a result of decreasing research and development expenses as a percentage of product revenue.

        Special Charges (Credit).    Special charges (credit) were $200,000 in 2002 compared to $(400,000) in 2001. The charges (credits) for 2002 consist of a $700,000 charge to increase a contract reserve for the cost of completing an existing contract with the U.K. Ministry of Defense as well as a $500,000 charge related to a restructuring charge which was primarily related to a workforce reduction of approximately 50 employees. The charge consisted primarily of employee severance, professional fees and outplacement services. During the second quarter of 2002, the Company booked approximately $1.5 million for these anticipated costs, and then recorded a credit of approximately $1.0 million against this reserve during the third and fourth quarters of 2002 to reflect a revised estimate for the actual employee severance costs. In 2002, there was also a $1.0 million credit relating to a reversal of a previously established reserve from our patent litigation with Finnigan. The reserve was reduced by $1.0 million during 2002 as a result of the final settlement of this litigation.

        As noted above, we incurred a special charge during the fourth quarter of 2002 in connection with a contract our German and Swiss subsidiaries have with the U.K. Ministry of Defense. It consisted of an additional reserve in the amount of $700,000, which represents the projected further increase in cost for rework and retesting under the contract due to various technical problems associated with meeting the contract requirements. We previously incurred a charge of $1.1 million on this same contract in the fourth quarter of 2000, as we were required to make considerable design changes to our product at that time, and this increased the cost of contract performance. This earlier reserve from the fourth quarter of 2000 is still on our books at $800,000.

        In addition, as we reported for the third quarter of 2001, we also have on our books a reserve of $1.7 million in connection with the possible imposition of liquidated damages pursuant to this contract. We established this reserve even though we strongly dispute the applicability of liquidated damages. At this time, both our German and Swiss subsidiaries are making strong efforts to deliver product which is deemed acceptable by the U.K. Ministry of Defense, and further tests are currently occurring under the auspices of the Ministry of Defense. Management will continue to closely monitor the situation.

        Interest and Other (Expense) Income, Net.    Interest and other (expense) income, net was $(9.9) million in 2002, as compared to $2.7 million in 2001. The increase in expenses relates to a

$9.6 million write-down of our investments in three non-affiliated proteomics companies as well as a foreign currency exchange loss for the year of $(379,000). During the year, we earned interest income of approximately $1.4 million and paid approximately $(1.2) million in interest expense. Our interest income on our short-term investments declined in 2002 due to the use of cash to complete the expansion of our United States and Germany facilities as well as due to a reduced rate of return.

        Provision for Income Taxes.    Provision for income taxes was $2.1 million in 2002 as compared to $2.4 million in 2001. The effective tax rate in 2002, excluding capital losses, was 37.5% as compared to an effective rate of 39.4% in 2001. The effective tax rates reflect a blended tax rate from the various countries in which we operate.

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

        Cost of Product Revenue (including special charges).    Cost of product revenue increased $8.4 million, or 23.0%, to $45.1 million in 2001 compared to $36.7 million in 2000. The cost of product revenue as a percentage of product revenue was 49.1% in 2001 as compared to 49.0% in 2000. The increase in costs of product revenue as a percentage of product revenue relates to the product mix of sales directly to third party customers and the sales through strategic alliances. The special charges increased $431,000, or 40.0%, to $1.5 million in 2001 compared to $1.1 million in 2000. This special charge relates to an existing contract within our substance detection and pathogen identification business. The reserve is for estimated cost overruns, legal fees and liquidated damages related to this contract.

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

Liquidity and Capital Resources

        Presently, we anticipate that our existing capital resources will meet our operating and investing needs through the end of 2003. Historically, we have financed our growth through a combination of cash provided from operations, debt financing and issuance of common stock. During 2002, net cash used in operating activities was $11.4 million, which was consistent with net cash used in operating activities in 2001.

        We used $15.9 million of cash during 2002 for capital expenditures, which were principally related to expenditures for the expansion of our existing facility in Germany and the construction of our new production, demonstration, and research and development facility in the United States. We expect to continue to make capital investments which will focus on enhancing the efficiency of our operations and supporting our growth.

        In December 2002, we entered into a demand revolving line of credit with Citizens Bank in the United States in the amount of $2.5 million. This line, which is secured by portions of our inventory, receivables and equipment in the United States, is used to support working capital and has no expiration date. We also maintain revolving lines of credit of approximately $14.2 million with German banks and $4.7 million with Japanese banks. As of December 31, 2002, there were approximately $5.3 million and $4.7 million outstanding on our German and Japanese lines of credit, respectively. Both of the German and Japanese lines of credits are unsecured.

        We have one short-term note payable and two long-term notes payable with outstanding balances aggregating $13.4 million as of December 31, 2002. One note ($5.4 million), with an interest rate of 5.10%, is payable in full in 2003. The other two notes ($8.0 million in the aggregate) have an interest rate of 4.65%, and are payable in full in 2008. Interest is due monthly, and all obligations are collateralized by the land and buildings of Bruker Daltonik GmbH.

        In 2002, we repurchased 457,200 shares of our common stock, at an average price per share of $5.10, in accordance with the terms of our stock repurchase plan. Our stock repurchase plan, announced August 26, 2002, authorizes us to repurchase up to one million shares of our common stock.

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

Other Information

        In March 2000, we began a strategic alliance with Perkin Elmer Instruments in order to leverage Perkin Elmer's global distribution capability to co-market our OmniFLEX time-of-flight products. In September 2002, both Bruker Daltonics and Perkin Elmer, for various commercial reasons, terminated this strategic alliance and have settled all outstanding issues surrounding this alliance.

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

Related-Party Transactions

        We are affiliated, through common stockholders, with several other entities which use the Bruker name. We have entered into a sharing agreement with our affiliates which provides for the sharing of specified intellectual property rights, services, facilities and other related items.

        We recognized sales to affiliated entities of approximately $9.4 million in 2000, $4.1 million in 2001 and $5.8 million in 2002 and purchases from affiliated entities of approximately $5.6 million in 2000, $3.5 million in 2001 and $5.3 million in 2002.

        In 2000, 2001 and 2002, various Bruker affiliates provided administrative and other services (including office space) to the Company at a cost of approximately $443,000, $894,000 and $939,000, respectively, based on its assessment of the estimated fair market value of such services.

        We have investments in three non-affiliated companies. We recognized sales to these companies, GeneProt, Inc., GeneFormatics, Inc. and Affinium Pharmaceuticals Inc., of approximately $1.4 million, $0 and $0, respectively, in 2000, $6.0 million, $0.3 million and $0, respectively, in 2001 and $510,000, $0 and $194,000, respectively, in 2002. These sales were recorded at arm's length conditions and in the normal course of business. There were no purchases from any of these companies in 2000, 2001 or 2002.

        On November 28, 2002, we issued 109,800 shares of our restricted common stock, par value $0.01 per share, to Dr. Dieter Koch, Managing Director of Bruker Daltonik GmbH and a Director of Bruker Daltonics Inc., valued at approximately $593,000 and cash of $593,000, in exchange for his minority interest in Bruker Saxonia Analytik GmbH, a majority-owned subsidiary of Bruker Daltonik GmbH. The shares of our common stock were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(2) of this act.

        In 2000, we purchased land from a principal shareholder for $742,000, the estimated fair market value.

Recent Accounting Pronouncements

        In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities that are initiated after December 31, 2002. Statement No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured at fair value when the liability is incurred rather than at the date of an entity's commitment to an exit or disposal plan. We adopted the provisions of Statement No. 146 effective January 1, 2003. Statement No. 146 will not impact the accounting for any restructuring plan approved and announced as of December 31, 2002; however, the pronouncement will impact the accounting for any future exit or disposal activities.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 requires a liability to be recognized at the time a company issues a guarantee for the fair value of the obligations assumed under certain guarantee agreements. Additional disclosures about guarantee agreements are also required in the interim and annual financial statements. The disclosure provisions of Interpretation No. 45 are effective for us as of December 31, 2002. The provisions for initial recognition and measurement of guarantee agreements are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. We do not expect the recognition provisions of Interpretation No. 45 to materially impact our consolidated financial statements.

        In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." Statement No. 148 amends Statement No. 123, to provide alternative methods of transition to Statement No. 123's fair value method of accounting for stock-based employee compensation. Statement No. 148 also amends the disclosure provisions of Statement No. 123 and APB Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company has adopted the disclosure provisions of Statement No. 148.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We are currently evaluating the effect that the adoption of FIN 46 will have on our results of operations and financial condition.

Quantitative and Qualitative Disclosures of Market Risk

        Part of the information called for by this item is provided under the captions "Liquidity and Capital Resources" and "Impact of Foreign Currencies" under this Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations.

        We do not use derivative financial instruments for trading or speculative purposes. However, we regularly invest excess cash in overnight repurchase agreements, interest-bearing investment-grade securities and short-term partnership funds all of which are subject to changes in short-term interest rates. We believe that the market risk arising from holding these financial instruments is minimal.

        Our exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on its investment portfolio since our long-term debt has a fixed rate. We ensure the safety and preservation of invested funds by limiting default risks, market risk and reinvestment risk. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest-sensitive financial instruments at December 31, 2002. Declines in interest rates over time have and will, however, reduce our interest income.

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

Our inability to achieve acceptance of certain products under a contract with one of our customers could expose us to potential significant liability.

        A subsidiary of ours is a party to a contract for the supply of certain equipment. We have experienced difficulties in achieving acceptance of the equipment under the contract, and, pursuant to a provision in the contract relating to late delivery, we have been assessed certain liquidated damages, a portion of which we have paid. Although we have made claims resulting in the suspension of the imposition of additional liquidated damages and are in discussions regarding settlement of the matter, there is no guarantee that this matter will be settled without litigation. An adverse determination in any such litigation could have a significant adverse effect on our business and results of operations. Additionally, regardless of the ultimate result, any such litigation would likely divert management's attention and resources from other matters, which could also adversely affect our business.

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

        The manufacture and sale of our products exposes us to product liability claims if any of our products cause injury or are found otherwise unsuitable during manufacturing, marketing, sale or customer use. In particular, if one of our substance detection and pathogen identification products malfunctions, this could lead to civilian or military casualties in this time of unrest, exposing the Company to increased potential for high-profile liability. A successful product liability claim brought against us in excess of, or outside the coverage of, our insurance coverage could have a material adverse effect on our business, financial situation and results of operations. We may not be able to maintain product liability insurance on acceptable terms, if at all, and insurance may not provide adequate coverage against potential liabilities.

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

        Our substance detection and pathogen identification products are subject to many of the same risks associated with our life science products, including vulnerability to rapid technological change, dependence on mass spectrometry technology and substantial competition. In addition, our substance detection and pathogen identification products are generally sold to government agencies under long-term contracts. These contracts generally involve lengthy pre-contract negotiations and product development. We may be required to devote substantial working capital and other resources prior to obtaining product orders. As a result, we may incur substantial costs before we recognize revenue from these products. Moreover, in return for larger, longer-term contracts, our customers for these products often demand more stringent acceptance criteria. Their criteria may also cause delay in our ability to recognize revenue from sales of these products. Furthermore, we may not be able to accurately predict in advance our costs to fulfill our obligations under these long-term contracts. If we fail to accurately predict our costs, due to inflation or other factors, we could incur significant losses. Any single long-term contract for our substance detection and pathogen identification products may represent a material portion of our total business volume, and the loss of any such contract could have a material adverse effect on our results of operations. In December 2002, we completed a production contract with the United States government that accounted for less than 10% of our revenue in 2001 and 2002. Failure to increase other business or to obtain another government contract such as this one would cause our revenue to decline. Also, the presence or absence of such contracts may cause substantial variation in our results of operations between fiscal periods and, as a result, our results of operations for any given fiscal period may not be predictive of our results for subsequent fiscal periods. The resulting uncertainty may have an adverse impact on our stock price.

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

We derive a significant portion of our revenue from international sales and are subject to the risks of doing business in foreign countries.

        International sales account and are expected to continue to account for a significant portion of our total revenues. For the fiscal year ended December 31, 2002, international sales totaled $80.0 million, or 68.7% of our net revenue. We intend to substantially increase our international operations. International expansion will require that we hire additional personnel. If we fail to hire additional personnel or develop and maintain relationships with foreign customers and partners, we may not be able to expand our international sales and would suffer decreased profits. Our international operations are, and will continue to be, subject to a variety of risks associated with conducting business internationally, many of which are beyond our control. These risks, which may adversely affect our ability to achieve and maintain profitability and our ability to sell our products internationally, include:

  •
  changes in regulatory requirements;

  •
  legislation and regulation, including tariffs, relating to the import or export of high technology products;

  •
  the imposition of government controls;

  •
  political and economic instability or, including international hostilities, acts of terrorism and governmental restrictions, inflation, trade relationships and military and political alliances;

  •
  costs and risks of deploying systems in foreign countries;

  •
  limited intellectual property rights; and

  •
  the burden of complying with a wide variety of complex foreign laws and treaties.

        While the impact of these factors is difficult to predict, any one or more of these factors could adversely affect our operations in the future.

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

Current armed hostilities could constrain our ability to conduct business internationally and could also disrupt our U.S. operations.

        The current world unrest, or United States responses, may lead to further acts of terrorism and civil disturbances in the United States or elsewhere, which may further contribute to the economic instability in the United States. These attacks or armed conflicts may affect our physical facilities or those of our suppliers or customers and could have an impact on our domestic and international sales, our supply chain, our production capability, our insurance premiums or the ability to purchase insurance and our ability to deliver our products to our customers. The consequences of these risks are unpredictable, and their long-term effect upon the Company is uncertain.

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

We face potential volatility of our stock price.

        There has only been a public market for our common stock since August 2000.

        The market price of our common stock may fluctuate substantially in response to various factors, many of which are beyond our control, including quarterly fluctuations in results of operations, as described above; our ability to successfully commercialize our products; technological innovations or new commercial products by us or our competitors; developments concerning government regulations or proprietary rights which could affect the potential growth of our customers; material changes in our relationships with, or the viability of, strategic business partners; market reaction to trends in revenues and expenses, especially research and development; changes in earnings estimates by analysts; volatility and uncertainty in the capital markets in general; loss of key personnel; changes in accounting principles; lack of trading volume in our stock; fluctuation within the life science sector; sales of common stock by existing stockholders, particularly large institutional investors who cannot hold stock traded at less than $5 per share; and economic and political conditions.

        The market price for our common stock may also be affected by our ability to meet analysts' expectations. Any failure to meet such expectations, even slightly, could have an adverse effect on the market price of our common stock. In addition, the stock market, and the NASDAQ National Market and the market for life science stocks in particular, has been and is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. In the past, companies that have experienced volatility in the market price of their securities have been the subjects of securities class action litigation. Any such litigation instigated against us could result in substantial costs and a diversion of managements' attention and resources, which could significantly harm our business, financial condition and operating results.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information required by this item is incorporated by reference from the section labeled "Quantitative and Qualitative Disclosures of Market Risk" in Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Auditors

The Board of Directors and Shareholders

Bruker Daltonics Inc.

        We have audited the accompanying consolidated balance sheets of Bruker Daltonics Inc. (the Company) as of December 31, 2001 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(d). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bruker Daltonics Inc. at December 31, 2001 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP
Boston, Massachusetts February 19, 2003

BRUKER DALTONICS INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except for share data)

	December 31,
	2001	2002
ASSETS
Current assets:
Cash and cash equivalents	$8,381	$32,160
Short-term investments	61,750	14,751
Accounts receivable, less allowances for doubtful accounts of $136 in 2001 and $373 in 2002	16,203	27,182
Inventories	47,531	67,706
Other assets	5,057	3,675

Total current assets	138,922	145,474
Property, plant and equipment, net	37,252	52,543
Intangible and other assets	1,595	3,410
Investments in other companies	11,305	1,675

Total assets	$189,074	$203,102

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term bank borrowings	$3,885	$15,357
Accounts payable	9,872	9,583
Due to affiliated companies	731	1,790
Accrued expenses	5,124	8,038
Customer deposits	14,885	18,243
Warranty reserves	3,019	3,119
Income taxes payable	1,806	2,050

Total current liabilities	39,322	58,180
Deferred revenue	675	1,248
Long-term debt	11,323	8,038
Deferred income tax liabilities	7,717	7,476
Contingent liabilities	2,490	1,782
Stockholders' equity:
Common stock, $0.01 par value, authorized 100,000,000 shares, issued and outstanding 54,881,436 shares in 2001 and 55,007,931 shares in 2002	549	550
Additional paid-in capital	119,668	120,288
Retained earnings	12,299	6,099
Accumulated other comprehensive (loss) income	(4,969)	1,773
Treasury stock at cost, no shares at December 31, 2001 and 457,200 shares at December 31, 2002	—	(2,332)

Total stockholders' equity	127,547	126,378

Total liabilities and stockholders' equity	$189,074	$203,102

The accompanying notes are an integral part of these statements.

BRUKER DALTONICS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share data)

	Year Ended December 31,
	2000	2001	2002
Product revenue	$74,772	$91,765	$116,150
Other revenue	1,830	926	218

Net revenue	76,602	92,691	116,368
Costs and operating expenses:
Cost of product revenue	35,587	43,588	55,872
Sales and marketing	13,806	21,711	26,806
General and administrative	5,057	6,007	7,009
Research and development	20,033	18,468	20,734
Special charges (credit)	1,385	(356)	202

Total costs and operating expenses	75,868	89,418	110,623

Operating income from continuing operations	734	3,273	5,745
Other expense, net	(208)	(17)	(10,064)
Interest income, net	1,794	2,750	182

Income (loss) from continuing operations before provision for income taxes	2,320	6,006	(4,137)
Provision for income taxes	254	2,369	2,063

Income (loss) from continuing operations	2,066	3,637	(6,200)
Income from discontinued operations, net of income taxes	184	—	—

Net income (loss)	$2,250	$3,637	$(6,200)

Net income (loss) per share—basic and diluted:
Income (loss) from continuing operations	$0.04	$0.07	$(0.11)
Income from discontinued operations, net of income taxes	—	—	—

Net income (loss) per share	$0.04	$0.07	$(0.11)

Shares used in computing net income (loss) per share—basic	49,269	54,825	54,812
Shares used in computing net income (loss) per share—diluted	49,922	55,178	54,812

The accompanying notes are an integral part of these statements.

BRUKER DALTONICS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(amounts in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders' Equity
Balance as of December 31, 1999	$455	$6,045	$6,412	$(2,854)	$—	$10,058
Initial public offering proceeds, net of issuance costs	92	109,596	—	—	—	109,688
Issuance of common stock on acquisition of investment in other companies	1	2,192	—	—	—	2,193
Compensation expense related to stock options issued to non-employees	—	181	—	—	—	181
Comprehensive income:
Foreign currency translation adjustment	—	—	—	(198)	—	(198)
Net income	—	—	2,250	—	—	2,250
Net comprehensive income	—	—	—	—	—	2,052

Balance as of December 31, 2000	$548	$118,014	$8,662	$(3,052)	$—	$124,172
Issuance of common stock on acquisition of investment in other companies	1	1,037	—	—	—	1,038
Compensation expense related to stock options issued to non-employees	—	238	—	—	—	238
Stock options exercised	—	227	—	—	—	227
Tax benefit of stock options exercised	—	152	—	—	—	152
Comprehensive income:
Foreign currency translation adjustment	—	—	—	(1,976)	—	(1,976)
Unrealized gain on short-term investments	—	—	—	59	—	59
Net income	—	—	3,637	—	—	3,637
Net comprehensive income	—	—	—	—	—	1,720

Balance as of December 31, 2001	$549	$119,668	$12,299	$(4,969)	$—	$127,547
Issuance of common stock due to an acquisition of minority interest	1	592	—	—	—	593
Compensation income related to stock options issued to non-employees	—	(39)	—	—	—	(39)
Stock options exercised	—	57	—	—	—	57
Tax benefit of stock options exercised	—	10	—	—	—	10
Treasury stock purchases	—	—	—	—	(2,332)	(2,332)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	6,762	—	6,762
Unrealized loss on short-term investments	—	—	—	(20)	—	(20)
Net loss	—	—	(6,200)	—	—	(6,200)
Net comprehensive income	—	—	—	—	—	542

Balance as of December 31, 2002	$550	$120,288	$6,099	$1,773	$(2,332)	$126,378

The accompanying notes are an integral part of these statements.

BRUKER DALTONICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollar amounts are in thousands)

	Year ended December 31,
	2000	2001	2002
Operating activities:
Income (loss) from continuing operations	$2,066	$3,637	$(6,200)
Adjustments to reconcile income (loss) from continuing operations to net cash used in continuing operations:
Depreciation and amortization	4,145	6,040	8,195
Deferred income taxes	(3,340)	249	(1,601)
Special charges (credit)	1,082	(356)	346
Write-downs of investments in other companies	—	—	9,638
Provision for bad debt	—	—	527
Stock option compensation	181	238	(39)
Changes in operating assets and liabilities:
Accounts receivable	499	(5,908)	(8,960)
Inventories	(13,028)	(15,287)	(14,857)
Other assets	(1,148)	(3,062)	1,088
Accounts payable and accrued expenses	1,739	3,032	(413)
Warranty reserves	(1,095)	(159)	(271)
Contingent liabilities	(1,219)	(1,064)	(115)
Income taxes payable	2,632	(996)	1,479
Deferred revenue	(22)	314	540
Customer deposits	7,237	1,847	(747)

Net cash used in continuing operations	(271)	(11,475)	(11,390)
Net cash provided by discontinued operations	69	—	—

Net cash used in operating activities	(202)	(11,475)	(11,390)
Investing activities:
Purchases of property and equipment	(5,581)	(17,595)	(15,916)
Purchase of short-term investments	(92,394)	(3,235)	(785)
Redemption of short-term investments	19,500	14,438	47,764
Acquisition of business and minority interest, net of cash acquired	22	—	(593)
Investments in other companies	(7,075)	(1,000)	—

Net cash (used in) provided by investing activities	(85,528)	(7,392)	30,470
Financing activities:
Proceeds from short-term borrowings	2,510	4,742	9,538
Payments on short-term borrowings	(4,833)	(797)	(4,544)
(Payments to) advances from affiliated companies	(2,523)	2,223	813
Issuance of common stock, net of issuance cost	109,688	227	57
Purchase of treasury stock	—	—	(2,332)

Net cash provided by financing activities	104,842	6,395	3,532
Effect of exchange rate changes	180	(882)	1,167

Net change in cash and cash equivalents	19,292	(13,354)	23,779
Cash and cash equivalents at beginning of period	2,443	21,735	8,381

Cash and cash equivalents at end of period	$21,735	$8,381	$32,160

Supplemental cash flow information:
Cash paid for interest	$610	$871	$1,183
Cash paid for taxes	202	5,920	2,931
Non-cash financing activities:
Issuance of common stock for investments in other companies	2,193	1,098	—
Issuance of common stock for acquisition of minority interest	—	—	593

The accompanying notes are an integral part of these statements.

BRUKER DALTONICS INC.

NOTES TO FINANCIAL STATEMENTS

1.    Description of Business

        Bruker Daltonics Inc. and its wholly-owned subsidiaries (the "Company") design, manufacture and market proprietary life science systems based on their mass spectrometry core technology platforms. The Company also sells a broad range of field analytical systems for substance detection and pathogen identification. The Company maintains major technical centers in Europe, North America and Japan. The Company allocates substantial capital and resources to research and development and is party to various collaborations and strategic alliances. The Company's diverse customer base includes pharmaceutical companies, biotechnology companies, proteomic companies, academic institutions and government agencies.

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

Short-Term Investments

        The Company accounts for its short-term investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's investments, which are carried at fair value, consist of funds comprised of short-term money market and bond instruments and have been classified as available-for-sale at December 31, 2001 and 2002. At December 31, 2000, 2001 and 2002, there were $0, $0 and $90,000 realized losses, respectively, and no realized gains. The basis for the cost of securities sold was determined by the specific identification method.

Concentration of Credit Risk

        Financial instruments which subject the Company to credit risk consist of cash and cash equivalents, short-term investments and accounts receivables. The risk with respect to cash and cash equivalents and short-term investments is minimized by the Company's policy of investing in short-term financial instruments issued by highly-rated financial institutions. The risk with respect to accounts receivable is minimized by the credit worthiness of the Company's customers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been within management's expectations. For the years ended December 31, 2000, 2001 and 2002, two customers accounted for an aggregate of 11%, 17% and 17%, respectively, of the Company's product revenue. Accounts receivables for these two customers accounted for an aggregate of 10% and 14% of total receivables as of December 31, 2001 and 2002.

Inventories

        Inventories are stated at the lower of cost or market with cost determined by the first-in, first-out, ("FIFO") method. An allowance for excess and obsolete inventory is maintained to reflect the expected un-saleable or un-refundable inventory based on an evaluation of slow moving products.

        Inventories include demonstration equipment which the Company offers for sale to current and potential customers. The Company amortizes its demonstration equipment on a straight-line basis over a three year period. Amortization expense for demonstration equipment was approximately $952,000, $1.8 million and $3.9 million for the years ended December 31, 2000, 2001 and 2002, respectively.

Property, Plant and Equipment

        Property, plant and equipment which includes land, buildings, machinery and equipment, furniture and fixtures and leasehold improvements are recorded at cost and are being depreciated on a straight-line basis over the estimated useful lives as follows:

Buildings	25-39 years
Machinery and equipment	5-10 years
Furniture and fixtures	3-5 years
Leasehold improvements	Shorter of 15 years or the life of the lease

Software Costs

        Purchased software is capitalized at cost and is amortized over the estimated useful life, generally three years. Software developed for use in the Company's products is expensed as incurred and is classified as research and development expense.

Intangible and Other Assets

        Intangible and other assets consist principally of patents and licenses. Patents, patent applications and rights are recorded at acquisition cost and are amortized using the straight-line method over the legal lives of the patents, generally for periods ranging up to ten years. Accumulated amortization of these assets was approximately $1.4 million and $2.0 million as of December 31, 2001 and 2002, respectively.

Investments in Other Companies

        Investment in other companies consists of equity securities of privately-held companies accounted for under the cost method. The Company's ownership interest in each of these companies is less than 20%. We periodically evaluate the carrying value of these investments for potential impairment. If our evaluation identifies an impairment that we deem to be other than temporary, the investments are written down to their estimated fair value through a charge to current earnings.

Long-lived Assets

        The Company reviews long-lived assets for impairment, in accordance with Statement of Financial Accounting Standard (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). If facts and circumstances indicate that the Company's long-lived assets might be impaired, the estimated future undiscounted cash flows associated with the long-lived asset would be compared to its carrying amount to determine if a write-down to fair value is necessary. If a write-down is required, the amount is determined by estimation of the present value of net discounted cash flows in accordance with FAS 144. To date, no such indicators of impairment have been identified.

Warranty Costs

        The Company generally provides a one year parts and labor warranty with the purchase of equipment. The anticipated cost for this one year warranty is accrued upon recognition of the sale and is included as a current liability on the accompanying balance sheets. To the extent the Company experiences increased warranty claim activity or increased costs associated with servicing those claims, its warranty accrual will increase resulting in a decreased gross profit.

        Changes in our product liability during the period are as follows (in thousands):

Balance, beginning of period	$3,019
Warranties issued during period	3,172
Settlements made during period	(3,072)

Balance, end of period	$3,119

Contingencies

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

Fair Value of Financial Instruments

        The Company's financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, amounts due from/to affiliated companies and long-term debt. The carrying amounts of the Company's cash and cash equivalents, short-term investments, accounts receivable, accounts payable and amounts due from/to affiliated companies approximate fair value due to their short-term nature. The fair value of long-term debt is estimated based on current interest rates offered to the Company for financing arrangements with similar maturities. The recorded value of these financial instruments approximate their fair value at December 31, 2001 and 2002.

Foreign Currency Translation

        In accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," all balance sheet accounts of foreign subsidiaries are translated into United States dollars at the current exchange rate, and income statement items are translated at the average exchange rate for the period; resulting translation adjustments are made directly to accumulated other comprehensive income (loss) in stockholders' equity. Realized exchange gains and losses on foreign currency transactions included in other income (expenses) were gains of approximately $332,000 in 2000 and losses of $113,000 in 2001 and $379,000 in 2002.

Revenue Recognition

        Revenue is recognized from system sales, including hardware with embedded software, when a product is accepted by the customer, except when sold through an independent distributor, a strategic distribution partner or an unconsolidated Bruker affiliated distributor which assumes responsibility for installation, in which case the system sale is recognized when the products are shipped to the distributor and title has transferred to the distributor. The Company's distributors do not have price protection rights or rights to return; however, the Company's products are warranted to be free from defect for a period of, typically, one year. Revenue from accessories and parts is recognized upon shipment, and revenue from services when performed.

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

Shipping and Handling Costs

        The Company records costs incurred in connection with shipping and handling products as marketing and selling expenses. Amounts billed to customers in connection with these costs are included in revenues. Shipping and handling costs were $700,000, $1.0 million and $1.1 million for the years ended December 31, 2000, 2001 and 2002, respectively.

Advertising Costs

        Advertising costs are expensed as incurred. Advertising expenses included in sales and marketing were approximately $793,000, $958,000 and $1.0 million for the years ended December 31, 2000, 2001 and 2002, respectively.

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

Stock Compensation Arrangements

        The Company accounts for its stock compensation arrangements under the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." The Company has adopted the disclosure-only provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation." Any compensation cost on fixed awards with pro rata vesting is recognized on a straight-line basis over the award's vesting period.

        If the Company had elected to recognize compensation expense for the granting of options under stock option plans based on the fair values at the grant dates consistent with the methodology prescribed by Statement No. 123, net income (loss) and net income (loss) per share for the years ended December 31, 2000, 2001 and 2002 would have been reported as the following pro forma amounts:

	2000	2001	2002
	In thousands (except per share data)
Net income (loss)	$2,250	$3,637	$(6,200)
Pro forma charge to earnings	(161)	(315)	(323)

Pro forma net income (loss)	$2,089	$3,322	$(6,523)
Pro forma earnings (loss) per common share:
Basic	$0.04	$0.06	$(0.12)
Diluted	$0.04	$0.06	$(0.12)

Accounting Developments

        In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which is effective for exit or disposal activities that are initiated after December 31, 2002. Statement No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability

Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured at fair value when the liability is incurred rather than at the date of an entity's commitment to an exit or disposal plan. The Company adopted the provisions of Statement No. 146 effective January 1, 2003. Statement No. 146 will not impact the accounting for any restructuring plan approved and announced as of December 31, 2002; however, the pronouncement will impact the accounting for any future exit or disposal activities.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 requires a liability to be recognized at the time a company issues a guarantee for the fair value of the obligations assumed under certain guarantee agreements. Additional disclosures about guarantee agreements are also required in the interim and annual financial statements. The disclosure provisions of Interpretation No. 45 are effective for the Company as of December 31, 2002. The provisions for initial recognition and measurement of guarantee agreements are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The Company does not expect the recognition provisions of Interpretation No. 45 to materially impact its consolidated financial statements.

        In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." Statement No. 148 amends Statement No. 123, to provide alternative methods of transition to Statement No. 123's fair value method of accounting for stock-based employee compensation. Statement No. 148 also amends the disclosure provisions of Statement No. 123 and APB Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company has adopted the disclosure provisions of Statement No. 148.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of FIN 46 will have on the results of operations and financial condition.

Reclassifications

        Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the 2002 presentation.

3.    Investments in Other Companies

GeneProt, Inc.

        In November 2000, the Company acquired 909,091 shares of Series B Preferred Stock of GeneProt, Inc. in exchange for $7.0 million in cash and 79,218 shares of the Company's common stock. The acquired securities are included in investments in other companies and are accounted for under the cost method. Due to the uncertain outlook of GeneProt, we concluded that the investment has suffered an impairment that was deemed to be other than temporary. As such, we recorded an $8.3 million charge to earnings in 2002 to write our investment in GeneProt down to the estimated fair market value.

Affinium Pharmaceutials, Inc

        In March 2001, the Company acquired 369,004 shares of Series IIA Preferred Stock of Affinium Pharmaceuticals, Inc. (formerly Integrative Proteomics, Inc.) in exchange for $500,005 in cash and 28,425 shares of the Company's common stock. The acquired securities are included in investments in other companies and are accounted for under the cost method. Due to the uncertain outlook of Affinium Pharmaceuticals, we concluded that the investment has suffered an impairment that was deemed to be other than temporary. As such, we recorded a $603,000 charge to earnings in 2002 to write our investment in Affinium Pharmaceuticals down to the estimated fair market value.

GeneFormatics, Inc.

        In October 2001, the Company acquired 333,334 shares of Series C Preferred Stock of GeneFormatics, Inc. in exchange for $500,013 in cash and 30,693 shares of the Company's common stock. The acquired securities are included in investments in other companies and are accounted for under the cost method. Due to the uncertain outlook of GeneFormatics, we concluded that the investment has suffered an impairment that was deemed to be other than temporary. As such, we recorded a $721,000 charge to earnings in 2002 to write our investment in GeneFormatics down to the estimated fair market value.

4.    Inventories

        The components of inventories were as follows:

	December 31,
	2001	2002
	(in thousands)
Raw materials	$13,790	$16,824
Work-in-process	16,942	22,025
Finished goods	16,799	28,857

	$47,531	$67,706

5.    Property, Plant and Equipment

        Property, plant and equipment consisted of the following:

	December 31,
	2001	2002
	(in thousands)
Land	$2,604	$2,902
Construction in progress	6,664	—
Buildings	25,872	51,958
Office furniture, machinery and equipment	24,525	28,672
Leasehold improvements	42	83

	59,707	83,615
Less accumulated depreciation and amortization	(22,455)	(31,072)

	$37,252	$52,543

        Depreciation expense for the years ended December 31, 2000, 2001 and 2002 was approximately $3.2 million, $3.9 million and $4.2 million, respectively. Amortization of leasehold improvements is included with depreciation in the accompanying financial statements.

6.    Income Taxes

        The components of income (loss) from continuing operations before provision for income taxes consisted of the following:

	Year Ended December 31,
	2000	2001	2002
	(in thousands)
United States	$(24)	$216	$(9,448)
Foreign	2,344	5,790	5,311

	$2,320	$6,006	$(4,137)

        Significant components of the provision for income taxes were as follows:

	Year Ended December 31,
	2000	2001	2002
	(in thousands)
Current:
Federal	$—	$422	$—
State	3	100	51
Foreign	3,591	1,602	3,613

	3,594	2,124	3,664
Deferred:
Federal	(792)	(549)	(6)
State	(146)	(10)	6
Foreign	(2,402)	804	(1,601)

	(3,340)	245	(1,601)

Total provision for income taxes	$254	$2,369	$2,063

        The reconciliation of income tax computed at the United States federal statutory tax rate to income tax expense for the years ended December 31, 2000, 2001 and 2002 was as follows:

	Year Ended December 31,
	2000	2001	2002
	(in thousands)
Income tax at statutory rate	34.0%	34.0%	34.0%
Add (deduct):
Change in valuation allowance	(32.9)	8.7	(78.8)
Change in enacted rates	(42.3)	—	—
Foreign income tax at differing rates	58.2	(6.6)	(6.4)
Other	(6.1)	3.3	1.3

	10.9%	39.4%	(49.9)%

        The components of the Company's deferred income taxes were as follows:

	December 31,
	2001	2002
	(in thousands)
Deferred tax assets:
Investment write-down	$—	$3,881
Inventory	2,429	2,790
R & D and other tax credit carryforwards	334	803
Net operating loss carryforwards	923	1,838
Other	279	432

	3,965	9,744
Valuation allowance	(527)	(5,157)

Net deferred tax assets	3,438	4,587
Deferred tax liabilities:
Patent litigation costs	(3,092)	(2,921)
Excess tax over book depreciation	(3,320)	(3,810)
Warranty accrual	(902)	(709)
Other	(126)	(51)
Total deferred tax liabilities	(7,440)	(7,491)

Net deferred tax liability	$(4,002)	$(2,904)

        As of December 31, 2002, the Company has approximately $4.6 million of net operating loss carryforwards available to reduce future tax liabilities. These losses have various expiration dates through 2022. The Company also has research and development tax credits of approximately $803,000 available to offset future tax liabilities that expire at various dates through 2022.

        At December 31, 2001 and 2002, a valuation allowance was established to offset certain deferred tax assets due to uncertainty with respect to future realization of the assets.

        Undistributed earnings of foreign subsidiaries aggregated approximately $25.0 million at December 31, 2002, which, under existing law, will not be subject to United States tax until distributed as dividends. Because the earnings have been or are intended to be indefinitely reinvested in foreign operations, no provision has been made for United States income taxes that may be applicable thereto.

7.    Financing Arrangements

        In December 2002, the Company entered into an on demand revolving line of credit with Citizens Bank in the amount of $2.5 million. This line, which is secured by certain inventory, receivables and equipment in the United States, is used to provide working capital and has no expiration date. Interest on this line of credit is at the lower of LIBOR plus 175 basis points (3.20% at December 31, 2002) or the Prime Rate (4.25% at December 31, 2002). There is no commitment fee on the unused portion of the line. As of December 31, 2002, the Company had no amounts outstanding on this line of credit.

        The Company also maintained other revolving lines of credit in 2001 and 2002, of approximately $6.7 million and $14.2 million, respectively, among German banks at interest rates ranging between 6.25% and 8.75%. At December 31, 2002, $5.3 million was outstanding against these credit facilities. The lines are secured by certain inventory and accounts receivable in Germany and are renewable between February and October of 2003.

        The Company has one short-term note payable and two long-term notes payable with outstanding balances aggregating $11.3 million and $13.4 million as of December 31, 2001 and 2002, respectively. One note ($4.5 million and $5.4 million at December 31, 2001 and 2002, respectively), with an interest rate of 5.10%, is payable in full in 2003. The other two notes ($6.8 million and $8.0 million in the aggregate at December 31, 2001 and 2002, respectively), have an interest rate of 4.65% and are due in 2008. Interest is due monthly, and all obligations are collateralized by the land and buildings of Bruker Daltonik GmbH.

        The Company has also entered into revolving lines of credit for approximately $1.2 million and $4.7 million in 2001 and 2002, respectively, with Japanese banks at interest rates ranging between 0.81% and 0.89%. As of December 31, 2002, there was approximately $4.7 million outstanding on the lines of credit. These lines of credit are unsecured.

        Interest expense for the years ended December 31, 2000, 2001 and 2002 was $1.2 million, $1.3 million and $817,000, respectively.

8.    Stockholders' Equity

Initial Public Offering

        On August 3, 2000, the Company issued 9,200,000 shares of its common stock for $119,600,000 (or $13 per share). The Company incurred $9,912,000 in offering costs as a result of this transaction.

Preferred Stock

        As of December 31, 2002, 5,000,000 shares of Blank Check Preferred Stock with a stated par value of $0.01 per share have been authorized, none of which have been issued.

Stock Split

        On February 14, 2000, the Board of Directors of Bruker Daltonics Inc. authorized a seven-for-one stock split in the form of a stock dividend. Stockholders of record received six additional shares of common stock for every share they owned. All common shares and per share data in the accompanying financial statements have been restated to reflect the stock split.

Stock Repurchase Program

        On August 7, 2002, the Board of Directors approved a stock repurchase program allowing the Company to repurchase up to 1,000,000 shares of its common stock. The costs of these shares have been recorded as treasury stock in the consolidated balance sheet. Such purchases may be made from time to time in the open market, through privately negotiated transactions or through block purchases. Pursuant to this program, the Company repurchased 457,200 shares of its common stock at an average price of $5.10 per share.

Restricted Common Stock

        On November 28, 2002, the Company issued 109,800 shares of its restricted common stock, par value $0.01 per share, to Dr. Dieter Koch, Managing Director of Bruker Daltonik GmbH and a Director of Bruker Daltonics Inc., valued at approximately $593,000, in exchange for his minority interest in Bruker Saxonia Analytik GmbH, a majority-owned subsidiary of Bruker Daltonik GmbH. The shares of common stock were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(2) of this act.

Stock Options

        In February 2000, the Board of Directors adopted and the Stockholders approved the 2000 Stock Option Plan ("the Plan"). The Plan provides for the issuance of up to 2,188,000 shares of common stock in connection with awards under the Plan. The Plan allows a committee of the Board of Directors (the "Committee") to grant incentive stock options, non-qualified stock options, stock appreciation rights and stock awards (including the use of restricted stock and phantom shares). The Committee has the authority to determine which employees will receive the rewards, the amount of the awards and other terms and conditions of the award. Options to purchase shares of common stock granted by the Committee vest over three-to-five year periods.

        Stock option activity for the years ended December 31, 2000, 2001 and 2002 was as follows:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 1999	—	—
Granted	871,385	$6.41
Exercised	—	—
Forfeited	(39,785)	(5.27)
Outstanding at December 31, 2000	831,600	6.46
Granted	372,500	15.20
Exercised	(43,100)	(5.27)
Forfeited	(31,850)	(5.55)

Outstanding at December 31, 2001	1,129,150	9.42
Granted	334,750	9.65
Exercised	(16,695)	(5.27)
Forfeited	(79,650)	(10.21)

Outstanding at December 31, 2002	1,367,555	$9.48
Exercisable at December 31, 2000	—	—
Exercisable at December 31, 2001	107,290	6.40
Exercisable at December 31, 2002	316,987	8.27
The weighted average fair value of options granted in 2002 was		$0.93
The weighted average fair value of options granted in 2001 was		$1.58
The weighted average fair value of options granted in 2000 was		$1.76

        The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:

		Options Outstanding Weighted-Average Remaining Contractual Life in Years		Options Exercisable
Range of Exercise Prices	Number of Options Outstanding at December 31, 2002		Weighted-Average Exercise Price	Options Exercisable at December 31, 2002	Weighted-Average Exercise Price
$5.27 — $9.95	732,055	7.29	$5.44	228,400	$5.34
$9.96 — $19.85	635,500	8.61	14.13	88,587	15.81

	1,367,555	7.90	$9.48	316,987	$8.27

        The Company accounts for stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and has adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and SFAS No. 148, "Accounting for Stock-based Compensation—Transition and Disclosure" ("SFAS 148"). Under APB 25, because the exercise price of the Company's stock options granted to employees equaled the fair market value of the underlying stock on the date of grant, no compensation expense was recognized.

        Stock options granted to non-employees, including Scientific Advisory Board Members, are accounted for in accordance with Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity

Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services," which requires the value of such options to be remeasured as they vest over a performance period. The fair value of such options is determined using the Black-Scholes model and the resulting charge is recognized as the related services are performed. The Company recorded approximately $181,000 and $238,000 of compensation expense and $39,000 of compensation income relating to non-employee grants during the years ended December 31, 2000, 2001 and 2002, respectively.

        Pro forma information, as disclosed in significant accounting policies regarding net income and earnings per share, is required by SFAS No. 123 and SFAS No. 148, which also requires that the information be determined as if the Company has accounted for its employee stock options under the fair value method. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2002: risk-free interest rates ranging from 1.63% to 4.20%; expected dividend yield of 0%; volatility factor of 1.169 and a weighted-average expected life of the options of three-to-five years. The following weighted-average assumptions for 2001: risk-free interest rates ranging from 2.18% to 3.80%; expected dividend yield of 0%; volatility factor of 1.362 and a weighted-average expected life of the options of three-to-five years. The following weighted-average assumptions for 2000: risk-free interest rates ranging from 5.45% to 6.65%; expected divided yield of 0%; volatility factor of 0.051 to 0.386; and weighted-average expected life of the options of three-to-five years.

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

Geographic Areas

        Information concerning principal geographic areas is as follows:

	Year ended December 31,
	2000	2001	2002
	(in thousands)
Net revenues from external customers(1)
Americas	$22,305	$22,063	$36,132
Europe	48,210	61,670	61,768
Rest of World	6,087	8,958	18,468

	$76,602	$92,691	$116,368

(1)
Net revenues are attributable to geographic areas based on the region of sale.

	December 31,
	2000	2001	2002
	(in thousands)
Long lived assets (excluding intangible assets)
Americas	$1,655	$4,379	$15,244
Europe	24,142	32,908	37,074
Rest of World	184	106	245

	25,981	37,393	52,563
Intangible assets and deferred tax assets	1,882	1,454	3,390

Property, plant and equipment, net and intangible and other assets	$27,863	$38,847	$55,953

Net assets (liabilities)
Americas	$117,674	$119,622	$108,595
Europe	13,762	17,275	29,575
Rest of World	63	(400)	(556)

	131,499	136,497	137,614
Elimination entries	(7,327)	(8,950)	(11,236)

	$124,172	$127,547	$126,378

10.    Related-Party Transactions

        The Company is affiliated, through common stockholders, with several other entities which use the Bruker name. The Company and its affiliates have entered into a sharing agreement which provides for the sharing of specified intellectual property rights, services, facilities and other related items.

        The Company recognized sales to affiliated entities of approximately $9.4 million in 2000, $4.1 million in 2001 and $5.8 million in 2002 and purchases from affiliated entities of approximately $5.6 million in 2000, $3.5 million in 2001 and $5.3 million in 2002.

        The Company has investments in three non-affiliated companies. The Company recognized sales to these companies, GeneProt, Inc., GeneFormatics, Inc. and Affinium Pharmaceuticals Inc., of approximately $1.4 million, $0 and $0, respectively, in 2000, $6.0 million, $0.3 million and $0, respectively, in 2001 and $510,000, $0 and $194,000, respectively, in 2002. These sales were recorded at arm's length conditions and in the normal course of business. There were no purchases from any of these companies in 2000, 2001 or 2002.

        In 2000, 2001 and 2002, various Bruker affiliates provided administrative and other services (including office space) to the Company at a cost of approximately $443,000, $894,000 and $939,000 respectively, based on an assessment of the estimated fair market value of such services.

        On November 28, 2002, the Company issued 109,800 shares of its restricted common stock, par value $0.01 per share, to Dr. Dieter Koch, Managing Director of Bruker Daltonik GmbH and a Director of Bruker Daltonics Inc., valued at approximately $593,000 and cash of $593,000, in exchange for his minority interest in Bruker Saxonia Analytik GmbH, a majority-owned subsidiary of Bruker Daltonik GmbH. The shares of its common stock were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(2) of this act.

        In 2000, the Company purchased land from a principal shareholder for $742,000, the estimated fair market value.

11.    Employee Benefit Plans

        The Company maintains or sponsors various defined contribution retirement plans that cover domestic and international employees. The Company may make contributions to these plans at its discretion. Retirement benefits earned are generally based on years of service and compensation during active employment. Eligibility is generally determined in accordance with local statutory requirements. However, the level of benefits and terms of vesting may vary among plans. The Company contributed approximately $199,000, $315,000 and $300,000 in 2000, 2001 and 2002, respectively.

12.    Commitments and Contingencies

License Agreements

        The Company has entered into license agreements allowing it to utilize certain patents. If these patents are used in connection with a commercial product sale, the Company pays royalties ranging from 0.15% to 5.00% on the related product revenues. Licensing fees for the years ended December 31, 2000, 2001 and 2002 were approximately $238,000, $405,000 and $1.2 million, respectively.

Grants

        The Company had a grant from the National Institute of Standards and Technology (NIST) Advanced Technology Program, which commenced on March 1, 1995 and ran through February 28, 2000. This grant was for the development of a DNA sequencing time-of-flight mass spectrometer with a total project cost of $7.0 million, of which $3.5 million was reimbursed from NIST. The Company's expenditures were $703,000, $0 and $0 in 2000, 2001 and 2002, respectively. Amounts reimbursed from NIST were approximately $226,000, $0 and $0 in 2000, 2001 and 2002, respectively, and are classified in other revenues.

        The Company's wholly-owned subsidiary, Bruker Daltonik GmbH, is the recipient of grants from German government authorities. The grants were made in connection with the Company's development of specific spectrometers and components of spectrometers. Total grants awarded amount to

$5.6 million and expire through June 30, 2005. Amounts received under these grants during 2000, 2001 and 2002 totaled $1.2 million, $926,000 and $218,000, respectively, and are classified in other revenues. Total expenditures related to these grants were $2.7 million, $1.0 million and $1.3 million in 2000, 2001 and 2002, respectively.

Legal

        Since December 31, 1996, the Company had been involved in patent litigation with a competitor, Finnigan, a subsidiary of Thermo Electron Corporation. In August 2001, the companies reached a comprehensive settlement agreement related to this litigation. The settlement agreement provides for the dismissal of all pending suits, the waiving of all damages, and a framework of licensing and arbitration for potential future patent disputes between the companies in the field of ion trap mass spectrometry (ITMS). The settlement allows both companies, as well as their distributors, to sell their unmodified ITMS systems effective immediately. As a result, the Company reduced its patent litigation accrual by approximately $1.9 million in the third quarter of 2001 and $985,000 during 2002. The additional reduction in 2002 brought the patent litigation accrual to zero as the Company believes no further liability exists.

        The Company incurred a special charge during the fourth quarter of 2002 in connection with a contract its German and Swiss subsidiaries have with the U.K. Ministry of Defense. It consisted of an additional reserve in the amount of $700,000, which represents the projected further increase in cost for rework and retesting on the contract due to various technical problems associated with meeting the contract requirements. The Company previously incurred a charge on this same contract in the fourth quarter of 2000, as the Company was required to make considerable design changes to our product at that time, and this increased the cost of contract performance. This earlier reserve from fourth quarter of 2000 is still on the Company's books at $800,000.

        In addition, as the Company previously reported during the third quarter of 2001, the Company also has on its books a reserve of $1.7 million in connection with the possible imposition of liquidated damages pursuant to this contract, even though the Company strongly disputes their applicability, and believes in fact that the Company is owed additional development funding by the U.K. MOD. At this time, the Company's German and Swiss subsidiaries are making strong efforts to deliver product which is deemed acceptable by the U.K. MOD, and further tests are currently occurring under the auspices of the MOD. Management will continue to monitor the situation closely.

        Other lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. The Company believes the outcome of these proceedings, if any, will not have a material impact on the Company's financial position or results of operations.

Restructuring Charge

        The Company recorded a restructuring charge for the three months ended June 30, 2002 of approximately $1.5 million primarily related to a workforce reduction of approximately 50 employees. The charge consisted primarily of employee severance, professional fees and outplacement services. During the third and fourth quarters of 2002, the Company recorded a credit of approximately $1.0 million against this reserve to reflect a revised estimate for the actual employee severance costs. This credit is reflected in the income statement under the heading of Special charges (credits). As of

December 31, 2002 a total of $300,000 has been paid to date and an accrual of $200,000 remains in accrued expenses for the 27 employees affected by the workforce reduction.

13.    Earnings Per Share

        The following table sets for the computation of basic and diluted average shares outstanding for the period indicated (in thousands):

	December 31,
	2000	2001	2002
Average shares outstanding—basic	49,269	54,825	54,812
Net effect of dilutive stock options—based on treasury stock method	653	353	—

Average shares outstanding—dilutive	49,922	55,178	54,812

14.    Quarterly Information (Unaudited)

        A summary of operating results for the quarterly periods in the two years ended December 31, 2002 is set forth below:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Year Ended December 31, 2002
Net revenues	$25,783	$27,948	$29,694	$32,943
Operating income from continuing operations	1,348	440	2,657	1,300
Net income (loss)	941	(4,192)	1,673	(4,622)
Net income (loss) per share—basic and diluted	$0.02	$(0.08)	$0.03	$(0.8)

        During the second and fourth quarters of 2002, the Company took a $4.4 million and $5.2 million charge, respectively, due to the write-down of investments in other companies.

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Year Ended December 31, 2001
Net revenues	$21,908	$22,310	$23,789	$24,684
Operating income from continuing operations	667	575	972	1,059
Net income	945	833	925	934
Net income per share—basic and diluted	$0.02	$0.02	$0.02	$0.02

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

        Our executive officers are elected by the Board of Directors on an annual basis and serve until their successors have been duly elected and qualified. There are no family relationships among any of our executive officers or directors.

        Our executive officers and directors of as of March    , 2003 are as follows:

Name	Age	Position
Frank H. Laukien, Ph.D.(1)	43	Chairman, President and Chief Executive Officer
John J. Hulburt, C.P.A.	36	Chief Financial Officer and Treasurer
Dieter Koch, Ph.D.(1)	62	Managing Director of Bruker Daltonik GmbH* and Director of Bruker Daltonics Inc.
Jochen Franzen, Ph.D.	72	Managing Director, Bruker Daltonik GmbH*
Hans-Jakob Baum	50	Managing Director, Bruker Daltonik GmbH*
Michael Schubert, Ph.D.	41	Managing Director, Bruker Daltonik GmbH*
John Wronka, Ph.D.	47	Vice President
Ulrich Giessmann, Ph.D.	55	Vice President
J. Paul Speir, Ph.D.	37	Assistant Vice President
Richard M. Stein	51	Director, Secretary
M. Christopher Canavan, Jr	63	Director
William A. Linton.	55	Director
Collin J. D'Silva	46	Director
Bernhard Wangler	52	Director

*
Bruker Daltonik GmbH is a subsidiary of Bruker Daltonics Inc.

        Frank H. Laukien, Ph.D.    Dr. Laukien has been the Chairman, President and Chief Executive Officer of Bruker Daltonics since the inception of our predecessor company in February 1991. He also serves as Executive Chairman of Bruker AXS Inc., an affiliate of Bruker Daltonics, and, since December 2002, as Co-Chief Executive Officer of the worldwide Bruker BioSpin family of companies, affiliates of Bruker Daltonics. Dr. Laukien holds a B.S. degree from the Massachusetts Institute of Technology, as well as a Ph.D. in chemical physics from Harvard University. In October 2002, he was elected Chairman of ALSSA (Analytical & Life Science Systems Association), our industry association.

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

        Hans-Jakob Baum.    Mr. Baum is a Managing Director of Bruker Daltonik GmbH and has held this position since August 2002. He is responsible for sales and product applications. Mr. Baum joined Bruker Daltonik GmbH in June 1988 as a Product Manager. From January 1991 until August 1997, he was Sales Director of Bruker Daltonik and from August 1999 until August 2002 he was Vice General Manager of Bruker Daltonik GmbH. Before joining Bruker Daltonics, Mr. Baum was a Chemical Defense Officer in the German Army.

        Michael Schubert.    Dr. Schubert has been a Managing Director of Bruker Daltonik GmbH since August 2002. He is responsible for research and development activities at Bruker Daltonik GmbH. Dr. Schubert joined Bruker Daltonik GmbH in 1991 as a research scientist, after earning his Ph.D. at Hamburg University.

        John Wronka, Ph.D.    Dr. Wronka has been a Vice President since June 1996. He is responsible for sales and product applications in the U.S. Dr. Wronka joined Bruker Instruments, an affiliate of Bruker Daltonics, in May 1989 as Mass Spectrometry Product Manager. He joined Bruker Daltonics as the Mass Spectrometry Division Manager in July 1995 and served as a Division Manager until June 1996. Prior to joining Bruker Instruments, Dr. Wronka was a Professor and Instrumentation Manager for Northeastern University. He holds a B.S. from St. Joseph's College and a Ph.D. in chemistry from the University of Delaware.

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

        J. Paul Speir, Ph.D.    Dr. Speir has been an Assistant Vice President since January 2003. He is responsible for the management of our worldwide FTMS operations. Dr. Speir joined Bruker Instruments, an affiliate of Bruker Daltonics, in July 1994 as a FTMS Applications Scientist. He joined Bruker Daltonics, in December 1994, as a FTMS Senior Applications Scientist. From January 1996 to December 1998, he served as an FTMS R&D Applications Manager and from January 1999 to March 2001, he served as Assistant FTMS Product Manager. In April 2001, Dr. Speir was promoted to FTMS Product Manager. Prior to joining Bruker Instruments, Dr. Speir was a postdoctoral associate at Cornell University where he conducted research in the area of FTMS for high performance biopolymer mass spectrometry. He holds a B.S. degree as well as a Ph.D. in analytical chemistry from the University of Georgia.

        Richard M. Stein    Mr. Stein joined the board of directors in February 2000 and is Bruker Daltonics' Secretary. Since November 1992, Mr. Stein has been a partner with Nixon Peabody LLP, a Boston-based law firm, or a predecessor entity, Hutchins, Wheeler & Dittmar. Mr. Stein holds a B.A. degree from Brandeis University and a J.D. from Boston College Law School.

        M. Christopher Canavan, Jr.    Mr. Canavan joined the Board of Directors in June 2000. Mr. Canavan is a financial consultant. Mr. Canavan is a retired partner of PricewaterhouseCoopers LLP. Mr. Canavan joined the Boston Office of Coopers & Lybrand in 1961 and became a partner in the Firm in 1972. Effective July 1, 1998 Coopers & Lybrand merged with Pricewaterhouse & Co. to form PricewaterhouseCoopers LLP and Mr. Canavan served as a partner in the merged Firm until his retirement in June 1999. Mr. Canavan holds a B.S. in Business Administration from Boston College.

        William A. Linton.    Mr. Linton joined the board of directors in February 2000. Mr. Linton is the Chairman and Chief Executive Officer of Promega Corporation, a DNA consumables company, in

Madison Wisconsin and has held these positions since 1978. Mr. Linton received a B.S. degree from University of California, Berkeley in 1970.

        Collin J. D'Silva.    Mr. D'Silva joined the board of directors in February 2000. Mr. D'Silva is the President and Chief Executive Officer of Transgenomic, Inc., a life science company involved in SNP discovery, in Omaha, Nebraska. Mr. D'Silva has held these positions since 1997. From 1988 to 1997, Mr. D'Silva was President and Chief Executive Officer of CETAC Technologies, Inc, a company designing instrumentation for elemental analysis. Mr. D'Silva holds a B.S. degree and a Masters in Industrial Engineering from Iowa State University as well as a Masters in Business Administration from Creighton University.

        Bernhard Wangler.    Mr. Wangler joined the board of directors in February 2000. Mr. Wangler has been a German tax consultant and principal partner with Kanzlei Wangler in Karlsruhe, Germany since July 1983. He has been a Certified Public Accountant in Germany since 1984. Mr. Wangler holds a Bachelor of Economics and Commerce degree and a Masters degree in Business Administration from the University of Mannheim, Germany.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons owning more than 10% of the outstanding Common Stock of the Company to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% holders of Common Stock of the Company are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

        Based solely on copies of such forms furnished as provided above, management believes that through the date hereof all Section 16(a) filing requirements applicable to its officers, directors and owners of greater than 10% of its Common Stock were complied with except that (i) through inadvertence, two reports on Form 4 relating to multiple sales by Marc Laukien pursuant to a non-discretionary Rule 10b5-1 Sales Plan were not timely filed; (ii) through inadvertence, one report on Form 4 relating to multiple sales by Isolde Laukien pursuant to a non-discretionary Rule 10b5-1 Sales Plan was not timely filed; (iii) through inadvertence, one report on Form 4 relating to one transaction by Dirk Laukien pursuant to a non-discretionary Rule 10b5-1 Sales Plan was not timely filed; and (iv) through inadvertence, one report on Form 4 relating to one transaction by Frank H. Laukien was not timely filed. Beneficial ownership of these shares was subsequently reported on Forms 4 and Forms 5.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF EXECUTIVE COMPENSATION

        The following table sets forth the annual and long-term compensation of the Chief Executive Officer of the Company and the four other most highly compensated executive officers of the Company at December 31, 2002 (the "Named Executive Officers"), for services rendered in all capacities to the Company during each of the past three fiscal years.

Summary Compensation Table

Long Term Compensation
Annual Compensation
Name and Principal Position						Securities Underlying Options (#)	All Other Compensation
	Year	Salary		Bonus (1)
Frank H. Laukien Chairman, President and Chief Executive Officer	2002 2001 2000	$ $ $	200,000 120,000 114,663	$ $ $	140,000 180,977 124,000	104,750 10,000 25,000	$ $ $	12,000 10,200 9,856	(2) (2) (2)
Dieter Koch (3) Director; Managing Director of Bruker Daltonik GmbH	2002 2001 2000	$ $ $	130,601 116,703 125,560	$ $ $	102,741 75,535 28,962	4,750 10,000 25,000	$ $ $	— — —
John Wronka Vice President	2002 2001 2000	$ $ $	78,387 76,592 72,684	$ $ $	160,250 138,531 156,990	4,750 10,000 12,500	$ $ $	7,208 7,120 10,200	(2) (2) (2)
Ulrich Giessmann Vice President	2002 2001 2000	$ $ $	122,700 114,891 102,000	$ $ $	16,042 30,583 250	4,750 11,000 3,500	$ $ $	5,154 3,905 —	(2) (2)
John Hulburt (4) Chief Financial Officer and Treasurer	2002 2001 2000	$ $ $	150,000 128,519 72,230	$ $ $	40,250 40,250 10,000	4,750 15,000 9,000	$ $ $	5,339 — —	(2)

(1)
Includes commissions paid.

(2)
Includes amounts contributed for the benefit of the named executive under the Company's defined contribution retirement plan.

(3)
Amounts paid in Deutsche Marks (2000) or Euro (2002 and 2001) and converted to United States dollars based on the average conversion rate for the respective currencies and years.

(4)
Mr. Hulburt commenced employment in April 2000. Accordingly, information presented for 2000 represents compensation for a partial year.

Grants of Stock Options

        The following table sets forth certain information with respect to individual grants of stock options to the Named Executive Officers during the fiscal year ended December 31, 2002.

2002 Option Grants (1)

	Individual Grants
					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
		% of Total Options Granted to Employees in 2002
Name	Number of Securities Underlying Options Granted		Exercise Price	Expiration Date
					5%	10%
Frank H. Laukien	4,750	1.4%	$12.22	March 15, 2012	$36,504	$92,509
	100,000	29.9%	$6.20	September 5, 2012	$171,295	$378,516
Dieter Koch	4,750	1.4%	$11.11	March 15, 2012	$33,188	$84,106
Ulrich Giessmann	4,750	1.4%	$11.11	March 15, 2012	$33,188	$84,106
John Wronka	4,750	1.4%	$11.11	March 15, 2012	$33,188	$84,106
John Hulburt	4,750	1.4%	$11.11	March 15, 2012	$33,188	$84,106

(1)
Potential gains are net of exercise price but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only based on the Securities and Exchange Commission rules. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock, the timing of such exercises and the option holder's continued employment through the vesting period. The amounts reflected in this table may not accurately reflect or predict the actual value of the stock options.

Stock Option Exercises and December 31, 2002 Stock Option Values

        Set forth in the table below is information concerning the value of stock options held at December 31, 2002 by the Named Executive Officers of the Company.

Aggregate Option Exercises in Last Fiscal Year and Option values as of December 31, 2002

					Value of Unexercised In-the-Money Options at December 31, 2002(1)
			Number Securities Underlying Unexercised Options at December 31, 2002
Name	Shares Acquired on Exercise	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Frank H. Laukien	—	$—	15,000	124,750	$—	$—
Dieter Koch	—	$—	12,000	27,750	$—	$—
Ulrich Giessmann	—	$—	3,600	15,650	$—	$—
John Wronka	5,000	$(2,050)	2,000	20,250	$—	$—
John Hulburt	—	$—	6,600	22,150	$—	$—

(1)
The amounts set forth represent the difference, if positive, between the fair market value of the Common Stock underlying the options at December 31, 2002 ($4.86 per share) and the exercise price of the options, multiplied by the applicable number of options.

COMPENSATION OF DIRECTORS

        During 2002, the Company paid each non-employee director $10,000 and granted each non-employee director options to purchase 2,250 shares of Common Stock as compensation for serving as a director of the Company. Each non-employee director also received $5,000 for each committee on which he served. Employee directors received compensation only as employees of the Company. Directors are reimburesd for reasonable out-of-pocket expenses incurred in attending meetings of the board or committees thereof.

COMPENSATION COMMITTEE INTERLOCKS
AND INSIDER PARTICIPATION

        During 2002, Messrs. Canavan, Linton and Stein served as members of the Compensation Committee. Neither Mr. Canavan nor Mr. Linton was an officer or employee of the Company or any of its subsidiaries during 2002. Mr. Stein is the secretary of the Company and also a partner at Nixon Peabody LLP, counsel to the Company.

BRUKER DALTONICS
COMPENSATION COMMITTEE REPORT
ON EXECUTIVE COMPENSATION (1)

Overview

        Bruker Daltonics' executive compensation program is administered by the Compensation Committee of the board of directors. As of December 31, 2002, the Compensation Committee consisted of Richard M. Stein, William A. Linton, and M. Christopher Canavan, Jr. All three members of the Compensation Committee are non-employee directors. Pursuant to the authority delegated by the board of directors, the Compensation Committee (1) reviews and evaluates the compensation and benefits of all of Bruker Daltonics' officers, including the chief executive officer, (2) reviews general policy matters relating to compensation and employee benefits, (3) approves stock option grants and (4) makes recommendations regarding these matters to the board of directors.

Executive Compensation Philosophy

        The objectives of the Compensation Committee in determining executive compensation are to (1) attract and retain qualified executive officers, (2) motivate existing officers to perform, (3) reward corporate performance, (4) align compensation with Bruker Daltonics' annual and long-term performance goals, (5) enhance profitability of Bruker Daltonics and (6) maximize stockholder value. The Compensation Committee focuses on Bruker Daltonics' goal of long-term enhancement of stockholder value by stressing long-term goals and by using stock-based incentive programs with extended vesting schedules. The Compensation Committee believes the use of such incentives to retain and motivate individuals who have developed the skills and expertise required to lead Bruker Daltonics is key to Bruker Daltonics' success. Compensation is comprised of cash compensation in the form of annual base salary and annual incentive awards as well as long-term incentive compensation in the form of stock options.

Executive Compensation

        Annual Base Salary.    Bruker Daltonics does not currently have an employment agreement with any of its executive officers. The Compensation Committee reviews the annual base salaries for executive officers and considers, in particular, the officers' levels of responsibility, experience and potential as well as the needs of Bruker Daltonics. Base salaries paid by other companies in Bruker Daltonics' industry for comparable positions are also considered.

        Annual Cash Incentive Awards.    Annual incentive awards in the form of performance-based cash bonuses for the Chief Executive Officer and Bruker Daltonics' other executive officers is based upon management's success in meeting Bruker Daltonics' financial and strategic goals. For the fiscal year ended December 31, 2002, bonuses were paid to executive officers based on the achievement of certain objectives and on a qualitative assessment of performance.

        Long-Term Incentives.    Incentive compensation in the form of stock options is designed to provide long-term incentives to executive officers and other employees, to encourage the executive officers and other employees to remain with Bruker Daltonics and to enable optionees to develop and maintain a long-term stock ownership position in Bruker Daltonics' Common Stock, which in turn motivates the recipient to focus on long-term enhancement in stockholder value. Bruker Daltonics' 2000 Stock Plan, administered by the Compensation Committee, is the vehicle for the granting of stock options. Factors reviewed by the Compensation Committee in determining whether to grant options are similar to those considered in determining salaries and bonuses described above. Several other factors, however, including an employee's individual initiative, achievement and performance are also considered by the Compensation Committee. In making specific grants to executives, the Compensation Committee evaluates each officer's total equity compensation package. The Compensation Committee generally reviews the option holdings of each of the executive officers including vesting and exercise price and the then current value of such unvested options. The Compensation Committee considers equity compensation to be an integral part of a competitive executive compensation package, a way to reinforce the individual's commitment to Bruker Daltonics and an important mechanism to align the interests of management with those of Bruker Daltonics' stockholders.

Chief Executive Officer Compensation

        The base salary, annual incentive award and long-term incentive compensation of Frank H. Laukien, our Chief Executive Officer, were determined, for the year ended December 31, 2002, by the Committee based upon the same factors as those employed by the Committee for executive officers generally. Dr. Laukien's base salary, which is subject to annual review and increase by the board of directors of Bruker Daltonics, was $200,000 for the year ended December 31, 2002, an increase of 67% from his base salary of $120,000 for the fiscal year ended December 31, 2001. Dr. Laukien's bonus for the fiscal year ended December 31, 2002 was $140,000. During fiscal 2002, Dr. Laukien was granted options to purchase 104,750 shares of Common Stock at a weighted-average exercise price of $6.47 per share, 110% of the fair market value of Bruker Daltonics' Common Stock on the date of the grant. The options have a 48-month term and provide that one-quarter of the options vest on each year on the anniversary of the option grant. Through his ownership of Company Common Stock and options to purchase Common Stock, Dr. Laukien's pecuniary interests are aligned with those of Bruker Daltonics' stockholders.

Section 162(m) Limitation

        Section 162(m) of the U.S. Internal Revenue Code limits the tax deductibility by a corporation of compensation in excess of $1,000,000 paid to the Chief Executive Officer and any other of its four most highly compensated executive officers. However, compensation which qualifies as "performance-based" is excluded from the $1,000,000 limit if, among other requirements, the compensation is payable only upon attainment of pre-established, objective performance goals under a plan approved by stockholders.

        The Compensation Committee does not presently expect total cash compensation payable for salaries to exceed the $1,000,000 limit for any individual executive. Having considered the requirements of Section 162(m), the Compensation Committee believes that stock option grants to date meet the requirement that such grants be "performance-based" and are, therefore, exempt from the limitations on deductibility. The Compensation Committee will continue to monitor the compensation levels potentially payable under Bruker Daltonics' cash compensation programs, but intends to retain the flexibility necessary to provide total cash compensation in line with competitive practice, Bruker Daltonics' compensation philosophy and Bruker Daltonics' best interests.

COMPENSATION COMMITTEE
M. Christopher Canavan, Jr. William A. Linton Richard M. Stein

(1)
The material in this report is not "soliciting material," is not deemed filed with the SEC, and the report is not to be incorporated by reference in any filing of Bruker Daltonics under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Comparison of Five-Year Cumulative Total Returns
Stock Performance Graph for
Bruker Daltonics Inc.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership

        The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 21, 2003 (i) by each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) by each of the Company's directors, (iii) by each Named Executive Officer of the Company, as defined in "Summary of Executive Compensation," and (iv) by all directors and executive officers who served as directors or executive officers at March 21, 2003 as a group. Unless otherwise noted, the address of each beneficial owner is c/o Bruker Daltonics Inc., 40 Manning Road, Billerica, Massachusetts 01821.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Frank H. Laukien (2)	9,124,938	16.6%
John J. Hulburt (3)	13,550	*
Dieter Koch (4)	131,750	*
John Wronka (5)	39,450	*
Ulrich Giessmann (6)	9,700	*
M. Christopher Canavan, Jr. (7) 73 Brook Street Wellesley, Massachusetts 02482	5,273	*
Collin J. D'Silva (8) c/o Transgenomic, Inc. 12325 Emmet Street Omaha, Nebraska 68164	5,393	*
William A. Linton (9) c/o Promega Corporation 2800 Woods Hollow Drive Madison, Wisconsin 53711	5,393	*
Richard M. Stein (10) c/o Nixon Peabody LLP 101 Federal Street Boston, Massachusetts 02110	7,293	*
Bernard Wangler (11) Kriegsstr. 133 76135 Karlsruhe, Germany	5,393	*
All executive officers and directors as a group (14 persons)(12)	9,394,601	17.0%
Dirk D. Laukien (13) 2634 Crescent Ridge Drive The Woodlands, Texas 77381	8,560,000	15.6%
Isolde Laukien 8 Brigham Road Lexington, Massachusetts 02713	8,565,000	15.6%
Joerg Laukien Uhlandstrasse IO D-76275 Ettlingen-Bruchhausen Germany	8,600,000	15.6%
Marc M. Laukien 8 Crest View Road Bedford, Massachusetts 01730	8,440,000	15.3%

*
less than one percent

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable, or become exercisable within 60 days from the date hereof, are deemed outstanding. However, such shares are not deemed outstanding for purposes of computing the percentage ownership of any other person. Percentage ownership is based on 55,007,931 shares of Common Stock outstanding as of March 21, 2003.

(2)
Includes options to purchase 24,938 shares of Common Stock that are currently exercisable, or become exercisable within 60 days of the date hereof. Also includes 800,797 shares owned by Robyn Laukien as to which Dr. Laukien has shared voting power.

(3)
Includes options to purchase 12,350 shares of Common Stock that are currently exercisable, or become exercisable within 60 days of the date hereof.

(4)
Includes options to purchase 19,950 shares of Common Stock that are currently exercisable, or become exercisable within 60 days of the date hereof, and 109,800 shares of restricted common stock as to which the restriction lapses after one year.

(5)
Includes options to purchase 7,450 shares of Common Stock that are currently exercisable, or become exercisable within 60 days of the date hereof.

(6)
Includes options to purchase 7,450 shares of Common Stock that are currently exercisable, or become exercisable within 60 days of the date hereof.

(7)
Includes options to purchase 4,373 shares of Common Stock that are currently exercisable, or become exercisable within 60 days of the date hereof.

(8)
Includes options to purchase 5,393 shares of Common Stock that are currently exercisable, or become exercisable within 60 days of the date hereof.

(9)
Includes options to purchase 5,393 shares of Common Stock that are currently exercisable, or become exercisable within 60 days of the date hereof.

(10)
Includes options to purchase 5,393 shares of Common Stock that are currently exercisable, or become exercisable within 60 days of the date hereof.

(11)
Includes options to purchase 5,393 shares of Common Stock that are currently exercisable, or become exercisable within 60 days of the date hereof.

(12)
Includes 46,468 shares of Common Stock beneficially owned by four additional officers.

(13)
Includes 30,000 shares of Common Stock held by the Dirk D. Laukien Trust for Leah Laukien, dated June 1, 2000.

Equity Compensation Plan Information

PLAN CATEGORY	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
EQUITY COMPENSATION PLANS APPROVED BY SECURITY HOLDERS	1,367,555	$9.48	820,445
EQUITY COMPENSATION PLANS NOT APPROVED BY SECURITY HOLDERS	N/A	N/A	N/A

TOTAL	1,367,555	$9.48	820,445

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Affiliation and Stockholders

        The Company is affiliated with Bruker Physik AG, Bruker Optics Inc., Bruker AXS Inc., Rhena Invest AG, Techneon AG, Bruker BioSpin Inc. and their respective subsidiaries, collectively referred to as the Bruker affiliated companies, through common control at the stockholder level, as its five largest stockholders also own these entities. The Company's five largest stockholders are Frank H. Laukien, Dirk D. Laukien, Isolde Laukien, Joerg C. Laukien and Marc M. Laukien. Isolde Laukien is the mother of Dirk and Marc Laukien. Joerg, Frank, Dirk and Marc are brothers or half-brothers.

        Frank H. Laukien, Ph.D., the Chairman, President and Chief Executive Officer of the Company is also Chairman of the board of directors of Bruker AXS and director and President of Bruker BioSpin Inc., and Co-CEO of the worldwide Bruker BioSpin family of companies, which are all affiliates of Bruker Daltonics. Dr. Laukien is also a director of Bruker Canada Ltd., Bruker Netherlands B.V. and Bruker Belgium S.A., all of which are Bruker affiliated companies. Additionally, Dr. Laukien beneficially owns directly or indirectly more than 10% of the stock of each of the Bruker affiliated companies. Until March 31, 2000, he was also the Chief Executive Officer of Bruker AXS.

        Richard M. Stein, a director of the Company, is a partner of Nixon Peabody LLP, a law firm which, together with its predecessor Hutchins, Wheeler & Dittmar, has been retained by the Company for over five years.

        On November 28, 2002, the Company issued 109,800 shares of its restricted common stock, par value $0.01 per share, to Dr. Dieter Koch, Managing Director of Bruker Daltonik GmbH and a Director of Bruker Daltonics Inc., valued at approximately $593,000 and cash of $593,000, in exchange for his minority interest in Bruker Saxonia Analytik GmbH, a majority-owned subsidiary of Bruker Daltonik GmbH.

Sharing Agreement

        The Company entered into a sharing agreement, dated as of February 28, 2000, with Bruker Physik AG, Techneon AG, SBI Holding AG, Rhena Invest AG, Bruker Spectrospin SA, Bruker AXS Inc., Bruker Analytik GmbH, Bruker Electronik GmbH, Bruker BioSpin Corporation, Bruker AG, Bruker SA, Bruker Optics, Inc. and Bruker Medical AG, all Bruker affiliated companies. The Sharing

Agreement provides for the sharing of specified intellectual property rights, services, facilities and other related items among the parties to the agreement. The following description of the Sharing Agreement is a summary and is qualified in its entirety by the provisions of the Sharing Agreement, a copy of which has been filed as an exhibit to the Company's registration statement on Form S-1 filed with the Securities and Exchange Commission on April 14, 2000 and declared effective on August 3, 2000.

Name

        Pursuant to the terms of the Sharing Agreement, Bruker Analytik and Bruker Physik have granted to the other parties to the Sharing Agreement a perpetual, irrevocable, non-exclusive, royalty-free, non-transferable right and license to use the name "Bruker" in connection with the conduct and operation of their respective businesses, provided that the parties do not materially interfere with any other party's use of the name, do not take any action which would materially detract from the goodwill associated with the name and do not take any action which would cause a lien to be placed on the name or the parties' license rights. This license automatically becomes null and void with respect to a party if that party files, or has filed against it, a petition in bankruptcy, fails to comply with the relevant terms of the Sharing Agreement or suffers a major loss of its reputation in its industry or the marketplace.

Intellectual Property

        The parties to the Sharing Agreement also generally share technology and other intellectual property rights, as they existed on or prior to February 28, 2000, subject to the terms of the Sharing Agreement. In addition, under the Sharing Agreement each party, including the Company, has agreed to negotiate with any other party who wishes to obtain an agreement permitting such party to make a broader use of the first party's intellectual property that was in effect on or prior to February 28, 2000. However, no party has any obligation to enter into these agreements. The Company has a written agreement in place with Bruker Optik defining the use, royalties and terms and conditions of the use of various technology and related intellectual property.

Distribution

        In various countries, including India, Netherlands, Spain, South Africa, Russia and Thailand, the Company shares in the worldwide distribution network of Bruker affiliated companies. In 2002, less than 10% of the Company's life sciences systems sales were booked through affiliated international Bruker sales offices. The Sharing Agreement provides for the use of common distribution channels by the parties to the agreement. The terms and conditions of sale and the transfer pricing for any shared distribution will be on an arm's length basis as would be utilized in typical transaction with a person or entity not a party to the agreement. The Sharing Agreement also states that no common sales channel may have any exclusivity in any country or geographic area.

Services

        The Company also shares various general and administrative expenses for items such as umbrella insurance policies, retirement plans, accounting services and leases, with various affiliates. These services are charged among the Company and the Bruker affiliated entities at arm's length conditions and pricing, according to individual Sub-Sharing Agreements.

        In 2002, various Bruker affiliated companies and their subsidiaries provided personnel, administrative and other services, and subleased space to the Company, at a cost of approximately $939,000, the estimated fair market value of these services.

        Until October 2002, the Company subleased its facility in Billerica, Massachusetts from Bruker BioSpin. The Company paid rent of $199,000 at $8.85 per square foot, on a triple net basis, for its sublease of this facility in 2002. Bruker BioSpin Corporation leases this facility from Umbrina Realty Trust. Frank H. Laukien, Dirk D. Laukien and Marc M. Laukien each own one third of the beneficial interest of Umbrina Realty Trust.

Purchases and Sales

        The Company purchases subunits or components, including some components used in its substance detection and pathogen identification products, miscellaneous electronics boards used in Fourier transform mass spectrometers, sheet metal cabinets and some of the superconducting magnets used for Fourier transform mass spectrometers, from various Bruker affiliated companies, including Bruker Elektronik GmbH, Bruker Optik GmbH, Bruker BioSpin AG, Bruker BioSpin GmbH and Bruker BioSpin SA, at arm's length commercial conditions and pricing. In 2002, the Company purchased components from its affiliates for $5.3 million. Under the Sharing Agreement, the Company's affiliates who supply these subunits or components have agreed to continue to do so for at least seven years and to provide spare parts for at least 12 years, at commercially reasonable arm's length conditions and pricing. However, a significant portion of these purchases may not be recurring due to the discontinued operations of the Company's analytical infrared sales group. In 2002, purchases from Bruker affiliated companies were less than 5% of revenues.

        The Company supplies system products and individual licenses to its HyStar software package to Bruker affiliated companies at commercially reasonable arm's length conditions and pricing. As part of the Sharing Agreement, the Company guarantees a continued supply of the HyStar software package (or its successor) for at least seven years. In 2002 the Company sold to its affiliated distributors products for resale in the amount of $5.8 million.

        See also "Related Party Transactions" in Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 14. CONTROLS AND PROCEDURES

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8-K

(a)
Financial Statements and Schedules

(1)
Financial Statements

  (2)
  Financial Statement Schedules

Page
Report of Independent Auditors	39
Schedule II—Valuation and Qualifying Accounts	78

  (3)
  Exhibits

    See (c) below.

(b)
Reports on Form 8-K

        None.

(c)
List of Exhibits

Exhibit No.	Title
**2.1	Asset Purchase Agreement dated July 1, 1996 between the Registrant and Spectrospin AG
**2.2	Share Purchase Agreement dated December 9, 1998 among the Registrant, Bruker Physik AG and the estate of Dr. Guenther R. Laukien
**2.3	Asset Purchase Agreement dated May 28, 1999 between the Registrant and Viking Instruments Corp
**2.4	ProteiGene Share Purchase Agreement dated December 6, 1999 between the Registrant and Frank H. Laukien
**2.5	ProteiGene Share Purchase Agreement dated March 1, 2000 between the Registrant and Sidney R. Kaufman
**3.1	Amended and Restated Certificate of Incorporation of the Registrant
**3.2	Amended and Restated Bylaws of the Registrant
**4.1	Specimen stock certificate representing shares of common stock of the Registrant
**10.1	2000 Stock Option Plan
**10.2	Sharing Agreement dated as of February 28, 2000 among the Registrant and 13 affiliates of the Registrant
**+10.3	Collaboration and OEM Agreement dated March 6, 2000 between PerkinElmer Instruments LLC and its Affiliates and the Registrant and its Affiliates
**+10.4	Cooperation Agreement dated November 15, 1999 between Bruker Daltonik GmbH and MWG-Biotech AG
**+10.5	License Agreement dated August 10, 1998 between the Registrant and Indiana University's Advanced Research & Technology Institute
**10.6	Lease dated June 27, 1996 between the Registrant and Bruker Instruments, Inc., (Bruker Biospin, Inc.), as amended
**+10.7	ITMS Collaboration Agreement by and between Hewlett-Packard, the Registrant and Bruker Daltonik GmbH, dated April 28, 1999
**+10.8	Collaboration Agreement dated December 4, 1997 between Bruker-Franzen Analytik GmbH and Sequenom Instruments GmbH
**+10.9	Agreement by and between the Bruker Daltonik GmbH, Bruker Saxonia Analytik GmbH and Bruker Optik GmbH dated March 31, 2000
***+10.10	Strategic Alliance Agreement between the Registrant and Geneva Proteomics, Inc. dated September 12, 2000

***10.11	Standard Form Purchase and Sale Agreement by and between Bruker Daltonics Inc. and Isolde Laukien dated as of December 1, 2000
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, Independent Auditors
24.1	Power of attorney (included on page S-1)
99.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**
Incorporated by reference from our registration statement on Form S-1, registration number 333-34820, declared effective by the Securities and Exchange Commission on August 3, 2000.

***
Incorporated by reference from our annual report on Form 10-K for the fiscal year ended December 31, 2001.

+
Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Commission.

(d)
Financial Statement Schedules

        Schedule II—Valuation and Qualifying Accounts (in thousands)

	Balance at Beginning of Period	Additions Charged to Earnings	Deductions Amounts Written Off	Balance at End of Period
Allowance Deducted in Balance Sheet from Accounts Receivable
For the year ended December 31, 2002 Allowance for Doubtful Accounts	$136	$446	$209	$373
For the year ended December 31, 2001 Allowance for Doubtful Accounts	$369	$—	$233	$136
For the year ended December 31, 2000 Allowance for Doubtful Accounts	$114	$255	$—	$369

        All other schedules have been omitted since they are either not applicable, not required or the information is included elsewhere herein.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUKER DALTONICS INC.
By:	/s/ FRANK H. LAUKIEN, PH.D. Name: Frank H. Laukien, Ph.D. Title: President, Chief Executive Officer and Chairman
Date: March 26, 2003

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

Name	Title	Date

/s/ FRANK H. LAUKIEN, PH.D. Frank H. Laukien, Ph.D.	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 26, 2003
/s/ JOHN J. HULBURT, C.P.A. John J. Hulburt, C.P.A.	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 26, 2003
/s/ DIETER KOCH, PH.D. Dieter Koch, Ph.D.	Director	March 26, 2003
/s/ BERNHARD WANGLER Bernhard Wangler	Director	March 26, 2003
/s/ WILLIAM A. LINTON William A. Linton	Director	March 26, 2003
/s/ COLLIN D'SILVA Collin D'Silva	Director	March 26, 2003
/s/ RICHARD M. STEIN Richard M. Stein	Director	March 26, 2003
/s/ M. CHRISTOPHER CANAVAN, JR. M. Christopher Canavan, Jr.	Director	March 26, 2003

S-1

CERTIFICATION

I, Frank H. Laukien, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Bruker Daltonics Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c.
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a.
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b.
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	By:	/s/ FRANK H. LAUKIEN, PH.D. Frank H. Laukien, Ph.D. President, Chief Executive Officer and Chairman (Principal Executive Officer)

CERTIFICATION

I, John J. Hulburt, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Bruker Daltonics Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a.
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b.
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c.
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a.
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b.
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003	By:	/s/ JOHN J. HULBURT, CPA John J. Hulburt, CPA Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)