Form 10-Q
period 2003-03-31
BRUKER DALTONICS INC
filed 2003-05-14
CIK 1109354

Use these links to rapidly review the document
TABLE OF CONTENTS

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

        Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of May 9, 2003 there were 54,550,731 shares of the Registrant's common stock outstanding and 457,200 issued but not outstanding shares of common stock held by the Registrant in treasury.

PART I    FINANCIAL INFORMATION

ITEM 1:    Financial Statements (Unaudited)

Bruker Daltonics Inc.

Consolidated Condensed Balance Sheets

(in thousands, except per share amounts)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and short-term investments	$48,971	$46,911
Accounts receivable, net	28,983	27,182
Inventories	69,561	67,706
Other assets	5,131	3,675

Total current assets	152,646	145,474
Property, plant and equipment, net	53,635	52,543
Intangible and other assets	5,251	5,085

Total assets	$211,532	$203,102

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term bank borrowings	$21,054	$15,357
Accounts payable and accrued expenses	21,897	19,411
Other liabilities	22,251	23,412

Total current liabilities	65,202	58,180
Long-term debt	8,439	8,038
Other long term liabilities	11,178	10,506
Common stock, $0.01 par value, authorized 100,000,000 shares, issued and outstanding 54,550,731shares in 2003 and 55,007,931shares in 2002	550	550
Other stockholders' equity	126,163	125,828

Total stockholders' equity	126,713	126,378

Total liabilities and stockholders' equity	$211,532	$203,102

See accompanying notes.

Bruker Daltonics Inc.

Consolidated Condensed Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Product revenue	$34,060	$25,674
Other revenue	45	109

Net revenue	34,105	25,783
Costs and operating expenses:
Cost of product revenue	16,834	12,075
Selling, general and administrative	9,548	7,857
Research and development	6,304	4,503
Merger related costs	1,910	—

Total costs and operating expenses	34,596	24,435

Operating (loss) income	(491)	1,348
Interest and other (expense) income, net	(86)	220

(Loss) income before provision for income taxes	(577)	1,568
Provision for income taxes	503	627

Net (loss) income	$(1,080)	$941

Net (loss) income per share—basic and diluted	$(0.02)	$0.02

See accompanying notes.

Bruker Daltonics Inc.

Consolidated Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Net cash used in operating activities	$(3,975)	$(3,210)
Investing activities
Purchases of property and equipment	(1,121)	(3,509)
Redemption of short-term investments	5,227	2,000
Purchase of short-term investments	(266)	(309)

Net cash provided by (used in) investing activities	3,840	(1,818)
Financing activities
Proceeds from issuance of common stock	—	32
Proceeds from short-term borrowings	5,541	3,111
Advances from affiliated companies	1,495	247

Net cash provided by financing activities	7,036	3,390
Effect of exchange rate changes	120	—

Net change in cash and cash equivalents	7,021	(1,638)
Cash and cash equivalents at beginning of period	32,160	8,381

Cash and cash equivalents at end of period	$39,181	$6,743

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

        The financial statements represent the consolidated accounts of Bruker Daltonics Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated condensed financial statements as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

        The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

        For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

2.    Inventories

        The components of inventories were as follows (in thousands):

	March 31, 2003	December 31, 2002
	(Unaudited)
Raw materials	$18,582	$16,824
Work-in-process	23,290	22,025
Finished goods	27,689	28,857

	$69,561	$67,706

3.    Warranty Costs

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

        Changes in our accrued warranty liability during the period were as follows:

March 31, 2003
(in thousands)	(Unaudited)
Balance, beginning of period	$3,119
Warranties issued during period	1,022
Settlements made during period	(849)

Balance, end of period	$3,292

4.    Restructuring Charge

        The Company recorded a restructuring charge during the three months ended June 30, 2002 of approximately $1.5 million related to a workforce reduction of approximately 50 employees. The charge consisted primarily of employee severance, professional fees and outplacement services. During the third and fourth quarters of 2002, the Company recorded a credit of approximately $1.0 million against this reserve to reflect a revised estimate for the actual employee severance costs. This credit is reflected in the December 31, 2002 statement of operations under the heading of Special charges (credits). As of December 31, 2002 a total of $300,000 had been paid and an accrual of $200,000 remained in accrued expenses for the 27 employees affected by the workforce reduction. During the first quarter of 2003, the Company paid an additional $140,000 for the workforce reduction leaving an approximately $60,000 balance in accrued expenses as of March 31, 2003.

March 31, 2003
(in thousands)	(Unaudited)
Balance, beginning of period	$200
New charges	—
Cash payments	(140)
Other adjustments	—

Balance, end of period	$60

        The Company could incur additional restructuring charges during 2003 due to the potential merger with Bruker AXS Inc. See footnote 10 for further explanation. The merger is expected to close during the summer of 2003. Future restructuring costs, however, cannot be reasonably estimated at this time.

5.    Stock Compensation Arrangements

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

        If the Company had elected to recognize compensation expense for the granting of options under stock option plans based on the fair values at the grant dates consistent with the methodology prescribed by Statement No. 123, net (loss) income and net (loss) income per share for the periods ended March 31, 2003 and 2002 would have been reported as the following pro forma amounts:

	Three Months Ended
	March 31, 2003	March 31, 2002
(in thousands (except per share data))
Net (loss) income, as reported	$(1,080)	$941
Pro forma charge to earnings	(344)	(334)

Pro forma net (loss) income	$(1,424)	$607

(Loss) earnings per common share:
Basic and diluted, as reported	$(0.02)	$0.02
Basic and diluted, pro forma	$(0.03)	$0.01

6.    Earnings Per Share

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

        The following table sets forth the computation of basic and diluted average shares outstanding for the periods indicated.

	Three Months Ended March 31,
	2003	2002
(in thousands)
Average shares outstanding—basic	54,551	54,883
Net effect of dilutive stock options—based on treasury stock method	—	272

Average shares outstanding—diluted	54,551	55,155

7.    Comprehensive Income (Loss)

        Total comprehensive income (loss), consisting of net (loss) income and the change in the accumulated foreign currency translation adjustment, was $0.3 million for the three months ended March 31, 2003, and $(0.3) million for the three months ended March 31, 2002.

8.    Contingencies

        The Company incurred a special charge during the fourth quarter of 2002 in connection with a contract its German and Swiss subsidiaries have with the U.K. Ministry of Defense ("MOD"). The charge consisted of an additional reserve in the amount of $700,000, which represents the projected further increase in cost for rework and retesting on the contract due to various technical problems associated with meeting the contract requirements. The Company previously incurred a charge on this same contract in the fourth quarter of 2000, as the Company was required to make considerable design changes to our product at that time, and this increased the cost of contract performance. This earlier reserve from the fourth quarter of 2000 is still on the Company's books at $800,000.

        As the Company previously reported during the third quarter of 2001, the Company also has a reserve of $1.7 million for the possible imposition of liquidated damages pursuant to this contract. The Company strongly disputes the applicability of liquidated damages and believes that the Company is owed additional development funding by the U.K. MOD. The Company's German and Swiss subsidiaries are making strong efforts to deliver product which is deemed acceptable by the U.K. MOD, and further tests are currently occurring under the auspices of the MOD. Management will continue to monitor the situation closely.

        The Company's Swiss and German subsidiaries have now delivered product which meets the specifications of the contract. Subsequent to the end of the first quarter of 2003, the Company reached an agreement with the Ministry of Defense regarding the possible imposition of liquidated damages pursuant to the contract. The Ministry of Defense has agreed not to pursue any further claims for liquidated damages, other than those previously paid, pursuant to the contract and the Company has agreed not to pursue its claims for the recovery of additional research and development expenses incurred in connection with the contract.

        Other lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. The Company believes the outcome of these proceedings, if any, will not have a material impact on the Company's financial position or results of operations.

9.    New Accounting Pronouncements

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

10.    Significant Changes and Subsequent Events

        On April 4, 2003, the Company and Bruker AXS Inc. entered into a definitive merger agreement intended to form a leading tools supplier for life science and materials research, with an emphasis on advancing proteomics. The agreement was signed following the unanimous approval of the Board of Directors of each company as well as the unanimous recommendations of independent Special Committees of both companies' boards.

        In the merger, which must be approved by the stockholders of both Bruker AXS and the Company, each outstanding share of common stock of Bruker AXS will be converted into the right to receive, at the election of the holder, either 0.63 of a share of Bruker Daltonics common stock or consideration designed to be of substantially equivalent value, payable 75% in Bruker Daltonics common stock and 25% in cash. Outstanding shares of Bruker Daltonics common stock will not be changed in the merger.

        The merger is expected to close during the summer of 2003. Additional information regarding the proposed merger can be found in the Company's registration statement on Form S-4, initially filed with the SEC on May 1, 2003.

ITEM 2:    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of our financial condition and results of operations should be read in conjunction with our interim consolidated condensed financial statements and the notes to those statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q and in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2002.

        Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations which express that we "believe", "anticipate", "expect" or "plan to," as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Actual events or results may differ materially as a result of the risks and uncertainties described herein and elsewhere, including but not limited to, those factors discussed in "Factors Affecting Our Business, Operating Results and Financial Condition" set forth in our Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations

Quarter Ended March 31, 2003 Compared to Quarter Ended March 31, 2002

        Product Revenue.    Total product revenue for the three months ended March 31, 2003 increased $8.4 million, or 32.7%, to $34.1 million compared to $25.7 million for the same period in 2002. Life science systems revenue, substance detection systems revenue and aftermarket revenue as a percentage of product revenue was 76%, 6% and 18%, respectively, in the first quarter of 2003 as compared to 76%, 8% and 16%, respectively, for the same period in 2002. The overall organic growth is attributable to the continued growth of all our life science product lines, particularly within our TOF product lines. The remainder of the increase is related to foreign currency impact of approximately 13.9%.

        Other Revenue.    Other revenue for the three months ended March 31, 2003 decreased $64,000, or 58.7%, to $45,000 compared to $109,000 for the same period in 2002. The change is due to the timing of receipts from various projects for early-stage research and development, which are currently funded by grants from the German government.

        Cost of Product Revenue.    Cost of product revenue for the three months ended March 31, 2003 increased $4.8 million, or 39.4%, to $16.8 million compared to $12.1 million for the same period in 2002. The cost of product revenue as a percentage of product revenue was 49.4% in the first quarter of 2003 as compared to 47.0% for the same period in 2002. The increase in overall cost of product revenue is attributable to foreign currency impact and a change in the product mix of sales to third party customers and distributors. Since most of our product lines are manufactured in Germany, the strengthening of the Euro against the U.S. dollar caused a 1.5% increase, approximately, in our overall cost of product for the first quarter of 2003 as compared to the first quarter of 2002.

        Selling, General and Administrative.    Selling, general and administrative expenses for the three months ended March 31, 2003 increased $1.7 million, or 21.5%, to $9.5 million compared to $7.9 million for the same period in 2002. Selling, general and administrative expenses as a percentage of product revenues were 28.0% in the first quarter 2003 and 30.6% for the same period in 2002. The decrease as a percentage of revenue is related to the small percentage increases of general and administrative expenses as compared to the accelerated growth of product revenue.

        Research and Development.    Research and development expenses for the three months ended March 31, 2003 increased $1.8 million, or 40.0%, to $6.3 million compared to $4.5 million for the same period in 2002. As a percentage of product revenues, research and development expenses were 18.5% in 2003 compared to 17.5% for the same period in 2002. The increase relates to the timing of certain development projects that have now or will become a part of our existing product line throughout 2003 and into 2004 and an unfavorable foreign currency impact of approximately 1%.

        Merger Related Costs.    Merger related costs of approximately $1.9 million relate to the merger costs incurred during the first quarter 2003 associated with the potential merger of Bruker Daltonics and Bruker AXS. See footnote 10 of our financial statements for further explanation of the potential transaction.

        Interest and Other (Loss) Income, Net.    Interest and other (loss) income, net for the three months ended March 31, 2003 was ($86,000), compared to $220,000 for the same period in 2002. The difference relates to the lower interest income earned on our short-term investments, an increase in interest expense on our short-term financing to support our working capital and foreign currency transaction gains and losses.

        Provision for Income Taxes.    Provision for income taxes was $0.5 million in the first quarter of 2003 as compared to $0.6 million for the same period in 2002. The effective tax rate in the first quarter of 2003 was 301% as compared to an effective rate of 40% for the same period in 2002. The effective tax rate is higher in 2003 because the Company is unable to recognize a deferred tax benefit on the merger related costs for the first quarter 2003. Excluding these costs, the effective tax rate would be 38%. The effective tax rates reflect a blended tax rate from the various countries in which we operate.

Liquidity and Capital Resources

        Presently, we anticipate that our existing capital resources will meet our operating and investing needs through the end of 2003. Historically, we have financed our growth through a combination of cash provided from operations, short-term investments, debt financing and issuance of common stock. During the three months ended March 31, 2003, net cash used in operating activities was $4.0 million, which was consistent with net cash used in operating activities during the three months ended March 31, 2002.

        We used $1.1 million of cash during the three months ended March 31, 2003 for capital expenditures, which were principally related to some additional improvements for our existing facility in Germany and overall general capital purchases. We expect to continue to make capital investments which will focus on enhancing the efficiency of our operations and supporting our growth.

        In December 2002, we entered into a demand revolving line of credit with Citizens Bank in the United States in the amount of $2.5 million. This line, which is secured by portions of our inventory, receivables and equipment in the United States, is used to support working capital and has no expiration date. We also maintain revolving lines of credit of approximately $14.2 million with German banks and $4.1 million with Japanese banks. As of March 31, 2003, there was approximately $11.8 million and $3.9 million outstanding on our German and Japanese lines of credit, respectively. Both of the German and Japanese lines of credits are unsecured.

        We have one short-term note payable and two long-term notes payable with outstanding balances aggregating $13.4 million as of March 31, 2003. One note ($5.4 million), with an interest rate of 5.10%, is payable in full in June 2003. The other two notes ($8.4 million in the aggregate) have an interest rate of 4.65% and are payable in full in 2008. Interest is due monthly, and all obligations are collateralized by the land and buildings of our German subsidiary Bruker Daltonik GmbH.

        In 2002, we repurchased 457,200 shares of our common stock, at an average price per share of $5.10, in accordance with the terms of our stock repurchase plan. Our stock repurchase plan, announced August 26, 2002, authorizes us to repurchase up to one million shares of our common stock. During the three months ended March 31, 2003, we did not repurchase any shares.

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

        The Company's exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on its investment portfolio since the Company's long-term debt has a fixed rate. The Company ensures the safety and preservation of invested funds by limiting default risks, market risk and reinvestment risk. The Company mitigates default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company's interest sensitive financial instruments at March 31, 2003. Declines in interest rates over time will, however, reduce the Company's interest income.

ITEM 4:    Controls and Procedures

        Within the ninety day period prior to the date of this report, the Company conducted an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer (its principal executive officer and principal financial officer, respectively) regarding the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within entities.

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

ITEM 2:    Changes in Securities and Use of Proceeds

        On August 3, 2000, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (No. 333-34820) pursuant to which we offered and sold 9,200,000 shares of our common stock, generating net proceeds of approximately $110 million. We have used a portion of the net proceeds of the offering to fund our continuing research and development activities and for working capital and other general corporate purposes. Additionally, we have used approximately $7.0 million of the net proceeds to pay off a portion of our outstanding bank debt.

ITEM 3:    Defaults Upon Senior Securities

        None.

ITEM 4:    Submission of Matters to a Vote of Security Holders

        None.

ITEM 5:    Other Information

        None.

ITEM 6:    Exhibits and Reports on Form 8-K

  (a)
  Exhibits.

99.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Current Reports on Form 8-K.

    We filed no reports on Form 8-K during the quarter ended March 31, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUKER DALTONICS INC.
Date: May 14, 2003	By:	/s/ FRANK H. LAUKIEN Frank H. Laukien, Ph.D. President, Chairman, Chief Executive Officer, and Director (Principal Executive Officer)
Date: May 14, 2003	By:	/s/ JOHN J. HULBURT John J. Hulburt, CPA Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

CERTIFICATION

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

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By:	/s/ FRANK H. LAUKIEN Frank H. Laukien, Ph.D. President, Chairman, Chief Executive Officer, and Director (Principal Executive Officer)

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

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	By:	/s/ JOHN J. HULBURT John J. Hulburt, CPA Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

99.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.