Form 10-Q
period 2003-06-30
BRUKER BIOSCIENCES CORP
filed 2003-08-12
CIK 1109354

Use these links to rapidly review the document
TABLE OF CONTENTS

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                               TO

Commission File Number 000-30833

Bruker BioSciences Corporation
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	04-3110160 (I.R.S. Employer Identification Number)

40 Manning Park
Billerica, MA 01821
(Address of principal executive offices)

(978) 663-3660
(Registrant's telephone number, including area code)

Bruker Daltonics Inc.
(former name, former address and former fiscal year, if changed since last report)

        Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past  days. Yes ☒    No ☐

        Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of August 8, 2003 there were 86,001,058 shares of the Registrant's common stock outstanding and 745,551 issued but not outstanding shares of common stock held by the Registrant in treasury.

PART I    FINANCIAL INFORMATION

ITEM 1:    Financial Statements (Unaudited)

Bruker BioSciences Corporation

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and short-term investments	$46,808	$46,911
Accounts receivable, net	27,863	27,182
Inventories	72,602	67,706
Other assets	7,690	3,675

Total current assets	154,963	145,474
Property, plant and equipment, net	55,244	52,543
Intangible and other assets	5,320	5,085

Total assets	$215,527	$203,102

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term bank borrowings	$21,963	$15,357
Accounts payable and accrued expenses	25,480	19,411
Other liabilities	20,270	23,412

Total current liabilities	67,713	58,180
Long-term debt	8,488	8,038
Other long-term liabilities	10,037	10,506
Common stock, $0.01 par value, authorized 100,000,000 shares, issued 55,007,931 shares in 2003 and in 2002	550	550
Other stockholders' equity	128,739	125,828

Total stockholders' equity	129,289	126,378

Total liabilities and stockholders' equity	$215,527	$203,102

See accompanying notes.

Bruker BioSciences Corporation

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Product revenue	$34,413	$27,924	$68,473	$53,598
Other revenue	12	24	57	133

Net revenue	34,425	27,948	68,530	53,731
Costs and operating expenses:
Cost of product revenue	18,328	14,043	35,162	26,118
Selling, general and administrative	10,216	7,635	19,764	15,491
Research and development	6,564	5,120	12,868	9,624
Reversal of accrued contract liability	(1,929)	—	(1,929)	—
Merger related costs	906	—	2,815	—
Special charges	—	710	—	710

Total costs and operating expenses	34,085	27,508	68,680	51,943

Operating income (loss)	340	440	(150)	1,788
Interest and other expense, net	(83)	(4,569)	(169)	(4,350)
Income (loss) before provision for income taxes	257	(4,129)	(319)	(2,562)
Provision for income taxes	490	63	994	689

Net (loss)	$(233)	$(4,192)	$(1,313)	$(3,251)

Net (loss) per share—basic and diluted	$0.00	$(0.08)	$(0.02)	$(0.06)

See accompanying notes.

Bruker BioSciences Corporation

Condensed Consolidated Statement of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
Net cash used in operating activities	$(5,363)	$(7,192)
Investing activities
Purchases of property and equipment	(1,745)	(10,247)
Redemption of short-term investments	7,627	14,000
Purchase of short-term investments	(424)	(402)

Net cash provided by investing activities	5,458	3,351
Financing activities
Proceeds from issuance of common stock	—	74
Proceeds from short-term borrowings	5,275	3,241
Advances to affiliated companies, net	1,281	—
Payments from affiliated companies, net	—	(1,644)

Net cash provided by financing activities	6,556	1,671
Effect of exchange rate changes	449	426

Net change in cash and cash equivalents	7,100	(1,744)
Cash and cash equivalents at beginning of period	32,159	8,381

Cash and cash equivalents at end of period	39,259	6,637

Non-Cash Financing Activities
Unrealized gain on short-term investments	$—	$32

See accompanying notes.

Bruker BioSciences Corporation

Notes to Condensed Consolidated Financial Statements

1.    Description of Business

        Bruker BioSciences Corporation (formerly Bruker Daltonics Inc.) and its wholly-owned subsidiaries (the "Company") design, manufacture and market proprietary life science systems based on mass spectrometry core technology platforms. The Company also sells a broad range of field analytical systems for substance detection and pathogen identification. The Company maintains major technical centers in Europe, North America and Japan. The Company allocates substantial capital and resources to research and development and is party to various collaborations and strategic alliances. The Company's diverse customer base includes pharmaceutical companies, biotechnology companies, proteomics companies, academic institutions and government agencies. Additionally, following its merger with Bruker AXS Inc. on July 1, 2003, the Company, through its subsidiary Bruker AXS, also develops, manufactures and markets worldwide advanced X-ray solutions for the three-dimensional structure determination of biological and chemical compounds, as well as for advanced materials research and analysis and has customers in the additional markets of advanced materials, semiconductor, synthetic polymer, and basic materials.

        The financial statements represent the consolidated accounts of Bruker BioSciences Corporation and its wholly-owned subsidiaries prior to its merger with Bruker AXS on July 1, 2003. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements as of June 30, 2003 and for the three and six months ended June 30, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

2.    Inventories

        The components of inventories were as follows (in thousands):

	June 30, 2003	December 31, 2002
	(Unaudited)
Raw materials	$20,194	$16,824
Work-in-process	22,844	22,025
Finished goods	29,564	28,857

	$72,602	$67,706

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

        Changes in the Company's accrued warranty liability during the period were as follows:

June 30, 2003
(in thousands)	(Unaudited)
Balance, beginning of period, December 31, 2002	$3,119
Warranties issued during period	2,054
Settlements made during period	(1,504)

Balance, end of period, June 30, 2003	$3,669

4.    Restructuring Charge

        The Company recorded a restructuring charge during the three months ended June 30, 2002 of approximately $1.5 million related to a workforce reduction of approximately 50 employees. The charge consisted primarily of employee severance, professional fees and outplacement services. During the third and fourth quarters of 2002, the Company recorded a credit of approximately $1.0 million against this reserve to reflect a revised estimate for the actual employee severance costs. As of December 31, 2002 a total of $300,000 had been paid and an accrual of $200,000 remained in accrued expenses for the 27 employees affected by the workforce reduction. During the six months ended June 30, 2003, the Company paid an additional $200,000 for the workforce reduction leaving a zero balance in accrued expenses as of June 30, 2003.

June 30, 2003
(in thousands)	(Unaudited)
Balance, beginning of period, December 31, 2002	$200
New charges	—
Cash payments	(200)
Other adjustments	—

Balance, end of period, June 30, 2003	$—

        The Company could incur additional restructuring charges during 2003 due to the merger with Bruker AXS Inc., which closed on July 1, 2003. See footnote 10 for further explanation. Future restructuring costs, however, cannot be reasonably estimated at this time.

5.    Stock Compensation Arrangements

        The Company accounts for its stock compensation arrangements under the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." The Company has adopted the disclosure-only provisions of FASB Statement No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." Any compensation cost on fixed awards with pro rata vesting is recognized on a straight-line basis over the award's vesting period.

        If the Company had elected to recognize compensation expense for the granting of options under stock option plans based on the fair values at the grant dates consistent with the methodology prescribed by Statement No. 123, "Accounting for Stock-Based Compensation," net (loss) and net (loss) per share for the three and six months ended June 30, 2003 and 2002 would have been reported as the following pro forma amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2002	2003	2002
(in thousands)
Net loss, as reported	$(233)	$(4,192)	$(1,313)	$(3,251)
Pro forma charge to earnings, net of tax	(65)	(59)	(130)	(118)

Pro forma net loss	$(298)	$(4,251)	$(1,443)	$(3,369)

(Loss) earnings per common share:
Basic and diluted, as reported	$0.00	$(0.08)	$(0.02)	$(0.06)
Basic and diluted, pro forma	$(0.01)	$(0.08)	$(0.03)	$(0.06)

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

        The following table sets forth the computation of basic and diluted average shares outstanding for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
(in thousands)
Average shares outstanding—basic	54,551	54,895	54,551	54,889
Net effect of dilutive stock options—based on treasury stock method	—	—	—	—

Average shares outstanding—diluted	54,551	54,895	54,551	54,889

7.    Comprehensive Income

        Total comprehensive income, consisting of net loss and the change in the accumulated foreign currency translation adjustment, was $2.6 million and $2.9 million for the three and six months ended June 30, 2003, and $1.0 million and $1.4 million for the three and six months ended June 30, 2002.

8.    Contingencies

        The Company incurred a special charge during the fourth quarter of 2002 in connection with a contract its German and Swiss subsidiaries have with the U.K. Ministry of Defense ("MOD"). The charge consisted of an additional reserve in the amount of $700,000, which represents the projected further increase in cost for rework and retesting on the contract due to various technical problems associated with meeting the contract requirements. The Company previously incurred a charge on this same contract in the fourth quarter of 2000, as the Company was required to make considerable design changes to its product at that time, which increased the cost of contract performance.

        As the Company reported during the third quarter of 2001, the Company also had a reserve of $1.9 million for the possible imposition of liquidated damages pursuant to this contract. The Company strongly disputed the applicability of liquidated damages and believed that it was owed additional development funding by the MOD. The Company's German and Swiss subsidiaries made strong efforts to deliver product deemed acceptable by the MOD, and further tests occurred under the auspices of the MOD.

        During the six months ended June 30, 2003, the Company's Swiss and German subsidiaries delivered product which met the specifications of the contract. Subsequent to the end of the first quarter of 2003, the Company reached an agreement with the MOD regarding the possible imposition of liquidated damages pursuant to the contract. The MOD agreed not to pursue any further claims for liquidated damages, other than those previously paid, pursuant to the contract and the Company agreed not to pursue its claims for the recovery of additional research and development expenses incurred in connection with the contract. Therefore, the reserve of $1.9 million for liquidated damages was reversed during the second quarter of 2003.

        Other lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. The Company believes the outcome of these proceedings, if any, will not have a material impact on the Company's financial position or results of operations.

9.    New Accounting Pronouncements

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating the effects of FIN 46 on its financial statements.

10.    Subsequent Events and Pro Forma Disclosure related to Merger

        On April 4, 2003, the Company and Bruker AXS Inc. entered into a definitive merger agreement pursuant to which the Company acquired all of the outstanding shares of Bruker AXS. The merger is intended to form a leading tools supplier for life science and materials research, with an emphasis on advancing proteomics. The agreement was signed following the unanimous approval of the Board of

Directors of each company as well as the unanimous recommendations of independent Special Committees of both companies' boards.

        The merger represents a business combination of companies under common control due to the majority ownership of both companies by five related individuals as an affiliated shareholder group. As a result, the merger, as it relates to the shares owned by these affiliated shareholders, will be accounted for in a manner similar to a pooling-of-interest, or at historical carrying value. The acquisition of the shares of the non-affiliated shareholders will be accounted for using the purchase method of accounting, or at fair value, in a manner similar to the acquisition of a minority interest. Any excess purchase price of the interest not under common control over the fair value of the related net assets will be accounted for as goodwill.

        On June 27, 2003, the merger was approved by stockholders of both Bruker AXS and the Company. The official closing of the merger occurred on July 1, 2003. Upon closing of the merger, each outstanding share of common stock of Bruker AXS was converted into the right to receive, at the election of the holder, either 0.63 of a share of the Company's common stock or consideration intended to be of substantially equivalent value, payable 75% in the Company's common stock and 25% in cash. In July 2003, the Company distributed an aggregate of approximately $16.1 million in cash to the Bruker AXS stockholders who elected to receive a combination of cash and stock in the merger. The total purchase value of the acquisition was approximately $155 million and the total number of outstanding shares of Bruker BioSciences Inc. common stock increased by approximately 31.5 million shares to 86.0 million shares.

        In connection with the merger, the Company formed two operating subsidiaries, Bruker AXS Inc. and Bruker Daltonics Inc., into which it transferred substantially all of the assets and liabilities, except cash, which formerly belonged to Bruker AXS and Bruker Daltonics, respectively. Additional information regarding the merger can be found in the Company's registration statement on Form S-4, initially filed with the Securities and Exchange Commission on May 1, 2003 and amended on May 19, 2003.

        The following unaudited pro forma summary financial information presents the consolidated results of operations of the Company as if the merger of the Company and Bruker AXS had occurred on January 1 of each period presented. The pro forma results are shown for illustrative purposes only and do not purport to be indicative of the results of the Company that would have been reported had the merger actually occurred on January 1 or indicative of results that may occur in the future. The allocation of the purchase price to the acquired assets and liabilities of Bruker AXS is subject to adjustment pending completion of a purchase price allocation study and will likely result in changes to the pro forma net loss amounts.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues	$60,903	$51,983	$123,962	$101,562
Net loss	$(1,579)	$(3,774)	$(3,195)	$(3,043)
Basic and diluted—net (loss) per share	$(0.02)	$(0.04)	$(0.04)	$(0.04)

        On June 27, 2003, in addition to approving the merger, the Company's shareholders voted to increase the total number of shares that the Company has authority to issue from 100,000,000 shares of common stock, par value $0.01 per share, to 150,000,000 shares of common stock, par value $0.01 per share. The shareholders also approved an increase in the Company's stock option pool from 2,220,000 to 6,320,000 shares and approved changing the name of the Company to Bruker BioSciences Corporation. The preceding approvals were contingent upon the closing of the merger.

ITEM 2:    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and the notes to those statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q and in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

Results of Operations

Quarter Ended June 30, 2003 Compared to Quarter Ended June 30, 2002

        Product Revenue.    Total product revenue for the three months ended June 30, 2003 increased $6.5 million, or 23.2%, to $34.4 million compared to $27.9 million for the same period in 2002. The overall organic growth is attributable to the continued growth of all our life science product lines, particularly within our TOF product lines. The remainder of the increase is related to a favorable foreign currency impact of approximately 18% on revenues.

        Other Revenue.    Other revenue for the three months ended June 30, 2003 decreased $12,000, or 50.0%, to $12,000 compared to $24,000 for the same period in 2002. The change is due to the timing of receipts from various projects for early-stage research and development, which are currently funded by grants from the German government.

        Cost of Product Revenue.    Cost of product revenue for the three months ended June 30, 2003 increased $4.3 million, or 30.5%, to $18.3 million compared to $14.0 million for the same period in 2002. The cost of product revenue as a percentage of product revenue was 53.3% in the second quarter of 2003 as compared to 50.3% for the same period in 2002. The increase in overall cost of product revenue is attributable to an unfavorable foreign currency impact and a change in the mix of sales to third party customers and distributors. Since most of our product lines are manufactured in Germany, the strengthening of the Euro against the U.S. dollar caused a 1.3% increase, as a percentage of revenue, in our overall cost of product revenue for the second quarter of 2003 as compared to the second quarter of 2002. During the quarter we recorded $1.3 million of revenue related to an unprofitable contract with the U.K. Ministry of Defense ("MOD"), which resulted in cost of product revenue of $1.3 million, or a zero percent gross margin. Excluding this contract and the unfavorable foreign currency impact, our cost of product revenue as a percent of product revenue would have been 50.1%.

        Selling, General and Administrative.    Selling, general and administrative expenses for the three months ended June 30, 2003 increased $2.6 million, or 33.8%, to $10.2 million compared to $7.6 million for the same period in 2002. Selling, general and administrative expenses as a percentage of product revenues were 29.7% in the second quarter 2003 and 27.3% for the same period in 2002. The increase relates to various increases in legal fees, accounting fees, wages and commissions and costs associated with the maintenance of the Company's new facilities.

        Research and Development.    Research and development expenses for the three months ended June 30, 2003 increased $1.4 million, or 28.2%, to $6.6 million compared to $5.1 million for the same period in 2002. As a percentage of product revenue, research and development expenses were 19.1% in 2003 compared to 18.3% for the same period in 2002. The increase relates to the timing of certain development projects that have, or will, become a part of our existing product line throughout 2003 and into 2004.

        Reversal of Accrued Contract Liability.    During the third quarter of 2001, we had a reserve of $1.9 million for the possible imposition of liquidated damages pursuant to a contract with the MOD. We strongly disputed the applicability of liquidated damages and believed that we were owed additional development funding by the MOD. During the six months ended June 30, 2003, our Swiss and German subsidiaries delivered product which met the specifications of the contract. As such, the MOD agreed not to pursue any further claims for liquidated damages, other than those previously paid, pursuant to the contract and we agreed not to pursue its claims for the recovery of additional research and development expenses incurred in connection with the contract. Therefore, the reserve of $1.9 million for liquidated damages was reversed during the second quarter of 2003.

        Merger Related Costs.    Merger related costs of approximately $0.9 million relate to the merger costs incurred during the second quarter 2003 associated with the merger of the Company and Bruker AXS Inc. See footnote 10 of our financial statements for further explanation of the transaction.

        Special Charges.    We recorded a restructuring charge for the three months ended June 30, 2002 of approximately $1.5 million primarily related to a workforce reduction of approximately 50 employees. The charge consisted primarily of employee severance, professional fees and outplacement services. We recorded a patent litigation credit which relates to a reversal of a previous litigation reserve established in prior years. As a result of the settlement associated with this litigation, the reserve was reduced by $0.8 million during the second quarter of 2002.

        Interest and Other Loss, Net.    Interest and other loss, net for the three months ended June 30, 2003 was $83,000, compared to $4.6 million for the same period in 2002. The difference relates to a $4.4 million charge the Company incurred during the three months ended June 30, 2002 relating to the write-down of our investments in certain proteomics content companies.

        Provision for Income Taxes.    Provision for income taxes was $490,000 in the second quarter of 2003 as compared to $63,000 for the same period in 2002. The effective tax rate in the second quarter of 2003 was 190.6% as compared to an effective rate of 1.5% for the same period in 2002. The effective tax rate is higher in 2003 because the Company is unable to recognize a deferred tax benefit on a portion of the merger related costs for the first and second quarter 2003. Excluding the merger related costs, the effective tax rate would be 73.5%. The effective tax rates reflect a blended tax rate from the various countries in which we operate.

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

        Product Revenue.    Total product revenue for the six months ended June 30, 2003 increased $14.9 million, or 27.8%, to $68.5 million compared to $53.6 million for the same period in 2002. The overall organic growth is attributable to the continued growth of all our life science product lines, particularly within our TOF product lines. The remainder of the increase is related to a favorable foreign currency impact of approximately 16% on revenues.

        Other Revenue.    Other revenue for the six months ended June 30, 2003 decreased $76,000, or 57.1%, to $57,000 compared to $133,000 for the same period in 2002. The change is due to the timing of receipts from various projects for early-stage research and development, which are currently funded by grants from the German government.

        Cost of Product Revenue.    Cost of product revenue for the six months ended June 30, 2003 increased $9.0 million, or 34.6%, to $35.2 million compared to $26.1 million for the same period in

2002. The cost of product revenue as a percentage of product revenue was 51.4% in 2003 as compared to 48.7% for the same period in 2002. The increase in overall cost of product revenue is attributable to an unfavorable foreign currency impact and a change in the mix of sales to third party customers and distributors. Since most of our product lines are manufactured in Germany, the strengthening of the Euro against the U.S. dollar caused an approximate 1.4% increase, as a percentage of revenue, in our overall cost of product for the six months ended June 30, 2003 as compared to the same period in 2002. During the second quarter of 2003 we recorded $1.2 million of revenue related to an unprofitable contract with the MOD, which resulted in cost of product of $1.2 million, or a zero percent gross margin. Excluding the MOD contract and the unfavorable foreign currency impact, our cost of product revenue as a percent of product revenue would have been 49%.

        Selling, General and Administrative.    Selling, general and administrative expenses for the six months ended June 30, 2003 increased $4.3 million, or 27.6%, to $19.8 million compared to $15.5 million for the same period in 2002. Selling, general and administrative expenses as a percentage of product revenues were 28.9% in 2003 and in 2002. The dollar increase relates to the overall general increase in revenues.

        Research and Development.    Research and development expenses for the six months ended June 30, 2003 increased $3.2 million, or 33.7%, to $12.9 million compared to $9.6 million for the same period in 2002. As a percentage of product revenues, research and development expenses were 18.8% in 2003 compared to 18.0% for the same period in 2002. The dollar increase relates to the timing of certain new development projects that will become a part of our existing product line in the future.

        Reversal of Accrued Contract Liability.    During the third quarter of 2001, we had a reserve of $1.9 million for the possible imposition of liquidated damages pursuant to a contract with the MOD. We strongly disputed the applicability of liquidated damages and believed that we were owed additional development funding by the MOD. During the six months ended June 30, 2003, our Swiss and German subsidiaries delivered product which met the specifications of the contract. As such, the MOD agreed not to pursue any further claims for liquidated damages, other than those previously paid, pursuant to the contract and we agreed not to pursue its claims for the recovery of additional research and development expenses incurred in connection with the contract. Therefore, the reserve of $1.9 million for liquidated damages was reversed during the second quarter of 2003.

        Merger Related Costs.    Merger related costs of approximately $2.8 million relate to the merger costs incurred during the six months ended June 30, 2003 associated with the merger of the Company and Bruker AXS Inc. See footnote 10 of our financial statements for further explanation of the transaction.

        Special Charges.    We recorded a restructuring charge for the three months ended June 30, 2002 of approximately $1.5 million primarily related to a workforce reduction of approximately 50 employees. The charge consisted primarily of employee severance, professional fees and outplacement services. We recorded a patent litigation credit which relates to a reversal of a previous litigation reserve established in prior years. As a result of the settlement associated with this litigation, the reserve was reduced by $0.8 million during the second quarter of 2002.

        Interest and Other Expense, Net.    Interest and other expense, net for the six months ended June 30, 2003 was $169,000, compared to $4.4 million for the same period in 2002. The difference relates to a $4.4 million charge the Company incurred during the three months ending June 30, 2002 relating to the write-down of our investments in certain proteomics content companies.

Liquidity and Capital Resources

        Presently, we anticipate that our existing capital resources will meet our operating and investing needs through the end of 2003. Historically, we have financed our growth through a combination of cash provided from operations, debt financing and issuance of common stock. During the six months ended June 30, 2003, net cash used in operating activities was $5.4 million, which improved in comparison to net cash used in operating activities during the six months ended June 30, 2002 of $7.2 million.

        We used $1.7 million of cash during the six months ended June 30, 2003 for capital expenditures, which were principally related to some additional improvements for our existing facility in Germany and overall general capital purchases. We expect to continue to make capital investments which will focus on enhancing the efficiency of our operations and supporting our growth.

        In December 2002, we entered into a demand revolving line of credit with Citizens Bank in the United States in the amount of $2.5 million. This line, which is secured by portions of our inventory, receivables and equipment in the United States, is used to support working capital and has no expiration date. We also maintain revolving lines of credit of approximately $15.5 million with German banks and $5.0 million with Japanese banks. As of June 30, 2003, there was approximately $10.9 million and $4.9 million outstanding on our German and Japanese lines of credit, respectively. Both of the German and Japanese lines of credits are unsecured.

        We have one short-term note payable and two long-term notes payable with outstanding balances aggregating $14.6 million as of June 30, 2003. One note ($5.8 million), with an interest rate of 5.10%, was payable in full in June 2003. This ($5.8 million) short-term note was renegotiated, beginning July 2003, into two ($4.0 million) long-term notes. One note has an interest rate of 3.05% and is due in full in 2008 and the second note has an interest rate of 2.95% and principal and interest are payable monthly until 2010. The other two long-term notes ($8.8 million in the aggregate) have an interest rate of 4.65% and are payable in full in 2008. Interest is due monthly, and all obligations are collateralized by the land and buildings of our German subsidiary, Bruker Daltonik GmbH.

        In 2002, we repurchased 457,200 shares of our common stock, at an average price per share of $5.10, in accordance with the terms of our stock repurchase plan. Our stock repurchase plan, announced August 26, 2002, authorizes us to repurchase up to one million shares of our common stock. During the six months ended June 30, 2003, we did not repurchase any shares.

        In July 2003, we increased our outstanding shares by 31.5 million to 86.0 million due to the merger with Bruker AXS. In conjunction with the merger, we paid $16.1 million to Bruker AXS shareholders who elected to receive 25% of their outstanding shares in cash. See footnote 10 for further details regarding the merger.

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

Impact of Foreign Currencies

        We sell our products in many countries, and a substantial portion of our sales and a portion of our costs and expenses are denominated in foreign currencies, especially in Euro. Historically, our realized foreign exchange gains and losses have not been material. Accordingly, we have not hedged our foreign currency position in the past. However, as we expand our sales internationally, we continue to evaluate our currency risks, and we may enter into foreign exchange contracts from time to time to mitigate foreign currency exposure.

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

        The Company's exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on its investment portfolio since the Company's long-term debt has a fixed rate. The Company ensures the safety and preservation of invested funds by limiting default risks, market risk and reinvestment risk. The Company mitigates default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company's interest sensitive financial instruments at June 30, 2003. Declines in interest rates over time will, however, reduce the Company's interest income.

ITEM 4:    Controls and Procedures

        The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified. The Company's management, including the Company's chief executive officer and chief financial officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2003 and, based on that evaluation, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003.

        During the three month period ended June 30, 2003, there were no significant changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II    OTHER INFORMATION

ITEM 1:    Legal Proceedings

General

        The Company may, from time to time, be involved in legal proceedings in the ordinary course of business. The Company is not currently involved in any pending legal proceedings that, either individually or taken as a whole, could materially harm our business, prospects, results of operations or financial condition. No such legal proceedings have been threatened.

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

ITEM 3:    Defaults Upon Senior Securities

        None.

ITEM 4:    Submission of Matters to a Vote of Security Holders

        The Company's Annual Meeting of Stockholders was held on June 27, 2003. The following six proposals were presented and voted upon at the Annual Meeting:

1.
A proposal to (i) adopt the Agreement and Plan of Merger, dated as of April 4, 2003, by and between the Company and Bruker AXS Inc., and (ii) issue shares of the Company's common stock in connection with the merger.

2.
A proposal to amend the Company's stock option plan to increase the number of shares of common stock reserved for issuance thereunder.

3.
A proposal to amend the Company's certificate of incorporation to increase the authorized share capital.

4.
A proposal to amend the Company's certificate of incorporation to change the name of the Company from Bruker Daltonics Inc. to Bruker BioSciences Corporation.

5.
To elect ten persons to serve as Directors in the event the merger is consummated.

6.
To elect two persons to serve as Class III Directors in the event the merger is not consummated.

        Approval of proposals 2-5 was contingent upon the consummation of the merger.

        The adoption of the Agreement and Plan of Merger, dated as of April 4, 2003, by and between the Company and Bruker AXS Inc., and the issuance of shares of the Company's common stock in connection with the merger was approved as follows:

51,886,780	Votes for approval
16,084	Votes against
11,000	Abstentions

        The amendment to the Company's stock option plan to increase the number of shares of common stock reserved for issuance thereunder was approved as follows:

50,143,712	Votes for approval
1,759,556	Votes against
10,594	Abstentions

        The amendment to the Company's certificate of incorporation to increase the authorized share capital was approved as follows:

51,863,347	Votes for approval
42,981	Votes against
7,535	Abstentions

        The proposal to amend the Company's certificate of incorporation to change the name of the Company from Bruker Daltonics Inc. to Bruker BioSciences Corporation was approved as follows:

51,892,316	Votes for approval
11,988	Votes against
9,559	Abstentions

        The director nominees to serve upon consummation of the merger were elected as follows:

Nominee	Votes For	Votes Withheld
Frank H. Laukien	52,416,300	1,585,546
M. Christopher Canavan, Jr.	53,761,173	240,673
Taylor J. Crouch	53,761,173	240,673
Daniel S. Dross	53,761,173	240,673
Collin J. D'Silva	53,761,173	240,673
Martin Hasse	52,761,173	1,051,157
Richard D. Kniss	53,761,173	240,763
William A. Linton	53,761,173	240,673
Richard M. Stein	52,867,112	1,134,734
Bernhard Wangler	53,761,173	240,763

        The director nominees to serve only in the event the merger was not consummated were contingently elected as follows:

Nominee	Votes For	Votes Withheld
M. Christopher Canavan, Jr.	53,761,173	240,673
William A. Linton	53,761,173	240,673

ITEM 5:    Other Information

        None.

ITEM 6:    Exhibits and Reports on Form 8-K

  (a)
  Exhibits.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b)
  Current Reports on Form 8-K.

        We filed the following reports on Form 8-K during the three months ended June 30, 2003:

                                                     Items 5 and 7, filed April 7, 2003.

                                                     Items 7 and 9, filed May 7, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUKER BIOSCIENCES CORPORATION
Date: August 12, 2003	By:	/s/ FRANK H. LAUKIEN Frank H. Laukien, Ph.D. President, Chairman, Chief Executive Officer, and Director (Principal Executive Officer)
Date: August 12, 2003	By:	/s/ LAURA FRANCIS Laura Francis, CPA Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.