Form 10-Q
period 2003-09-30
BRUKER BIOSCIENCES CORP
filed 2003-11-14
CIK 1109354

Use these links to rapidly review the document
TABLE OF CONTENTS

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

        As of November 12, 2003 there were 86,004,520 shares of the Registrant's common stock outstanding and 457,200 issued but not outstanding shares of common stock held by the Registrant in treasury.

PART I FINANCIAL INFORMATION

ITEM 1: Financial Statements (Unaudited)

Bruker BioSciences Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

(Unaudited)

	September 30, 2003	December 31, 2002
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$63,869	$84,811
Short-term investments	14,156	14,751
Accounts receivable, net	46,003	47,985
Inventories	108,404	101,836
Other current assets	9,678	7,180

Total current assets	242,110	256,563
Property, plant and equipment, net	77,821	73,249
Goodwill and other intangible assets (Note 7)	12,761	3,343
Other assets	6,388	8,998

Total assets	$339,080	$342,153

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term bank borrowings and current portion of long-term debt	$15,675	$18,410
Accounts payable	26,463	22,446
Accrued expenses and other liabilities	59,076	56,037

Total current liabilities	101,214	96,893
Long-term debt	26,339	17,358
Other long-term liabilities	16,405	15,881
Minority interest in subsidiaries	129	26,623
Contingencies (Note 14)
Common stock, $0.01 par value, authorized 150,000,000 shares, 86,461,720 issued shares in 2003 and 86,805,718 in 2002	865	938
Other stockholders' equity	194,128	184,460

Total stockholders' equity	194,993	185,398

Total liabilities and stockholders' equity	$339,080	$342,153

See accompanying notes.

Bruker BioSciences Corporation

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
		(Restated)		(Restated)
Product revenue	$61,912	$56,542	$185,817	$157,970
Other revenue	1,146	8	1,203	141

Net revenue	63,058	56,550	187,020	158,111
Costs and operating expenses:
Cost of product revenue	34,662	30,606	102,955	86,062
Selling, general and administrative	18,931	15,548	55,780	44,377
Research and development	9,572	7,705	28,165	22,243
Reversal of liability accrual	—	—	(1,929)	—
Other special charges (Note 4)	5,440	1,372	11,674	2,083

Total costs and operating expenses	68,605	55,231	196,645	154,765

Operating (loss) income	(5,547)	1,319	(9,625)	3,346
Interest and other (expense) income, net (Note 11)	(154)	138	181	(2,937)

(Loss) income before income taxes, minority interest and cumulative effect of accounting change	(5,701)	1,457	(9,444)	409
Provision for income taxes (Note 6)	8,970	485	9,276	1,772

(Loss) income before minority interest and cumulative effect of accounting change	(14,671)	972	(18,720)	(1,363)
Minority interest in subsidiaries	(2)	(180)	(856)	(88)

(Loss) income before cumulative effect of accounting change	(14,669)	1,152	(17,864)	(1,275)

Cumulative effect of accounting change, net of taxes	—	—	—	617

Net (loss) income	$(14,669)	$1,152	$(17,864)	$(1,892)

Net (loss) income per share—basic and diluted
(Loss) income before cumulative effect of accounting change	$(0.17)	$0.01	$(0.21)	$(0.01)
Cumulative effect of accounting change	—	—	—	(0.01)

Net (loss) income	$(0.17)	$0.01	$(0.21)	$(0.02)

See accompanying notes.

Bruker BioSciences Corporation

Condensed Consolidated Statement of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
		(Restated)
Operating activities
Net cash used in operating activities	$(4,559)	$(12,228)
Investing activities
Purchases of property and equipment	(4,776)	(26,331)
Redemption of short-term investments	15,154	23,500
Purchase of short-term investments	(14,559)	(802)
Purchase of other long-term assets	—	(143)
Acquisitions, net of cash acquired	(5,499)	(274)

Net cash used in investing activities	(9,680)	(4,050)
Financing activities
Proceeds from issuance of common stock	(6)	8,206
Purchases of treasury stock	—	(1,567)
Proceeds from short-term borrowings, net	1,728	3,567
Advances from affiliated companies, net	—	21
Proceeds from long-term debt	869	7,204
Payments to stockholders	(10,786)	—
Cash contributions from minority shareholders	—	21

Net cash provided by financing activities	(8,195)	17,452
Effect of exchange rate changes	1,492	1,343

Net change in cash and cash equivalents	(20,942)	2,517
Cash and cash equivalents at beginning of period	84,811	57,168

Cash and cash equivalents at end of period	$63,869	$59,685

Non-Cash Investing and Financing Activities
Unrealized gain on short-term investments	$—	$32
Issuance of common stock and options exchanged related to merger	$31,509	$—

See accompanying notes.

Bruker BioSciences Corporation

Notes to Condensed Consolidated Financial Statements

1. Description of Business

        Bruker BioSciences Corporation (formerly Bruker Daltonics Inc.) and its wholly-owned subsidiaries (the "Company") design, manufacture, service and market proprietary life science systems based on mass spectrometry core technology platforms and X-ray technology. The Company also sells a broad range of field analytical systems for substance detection and pathogen identification. The Company maintains major technical centers in Europe, North America and Japan. The Company's diverse customer base includes pharmaceutical companies, biotechnology companies, proteomics companies, academic institutions, semiconductor companies and government agencies.

        On July 1, 2003, the Company merged with Bruker AXS Inc., with the Company surviving the merger (Note 5). The consolidated financial statements and share data for 2002 include the retroactive effects of the merger with Bruker AXS. The consolidated financial statements have been restated by combining the historical consolidated financial statements of Bruker BioSciences Corporation with those of Bruker AXS for each of the periods presented.

        In connection with the merger, the Company formed two operating subsidiaries, Bruker Daltonics Inc. and Bruker AXS Inc., into which it transferred substantially all of the respective assets and liabilities, except cash, which formerly belonged to Bruker Daltonics and Bruker AXS, respectively. The cash remains in Bruker BioSciences Corporation, the parent company. These two subsidiaries, Bruker Daltonics and Bruker AXS, are reportable operating segments of the Company. See Note 15.

        The financial statements represent the consolidated accounts of Bruker BioSciences Corporation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements as of September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

        For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. For further information on Bruker AXS Inc., refer to the consolidated financial statements and footnotes thereto included in Bruker AXS' Annual Report on Form 10-K for the year ended December 31, 2002.

2. Inventories

        The components of inventories were as follows:

	September 30, 2003	December 31, 2002
	(in thousands)
Raw materials	$31,917	$27,284
Work-in-process	35,434	31,920
Finished goods	41,053	42,632

	$108,404	$101,836

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

        Changes in the Company's accrued warranty liability during the period were as follows:

September 30, 2003
(in thousands)
Balance, December 31, 2002	$6,265
Warranties issued during period	4,754
Settlements made during period	(4,491)
Foreign currency impact	442

Balance, September 30, 2003	$6,970

4. Other Special Charges

        The components of other special charges were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands)
Merger transaction costs	$123	$—	$6,357	$—
Acquired research and development	2,482	—	2,482	—
Restructuring charges	895	1,372	895	2,917
Write-off of goodwill and other intangible assets	1,223	—	1,223	—
Impairment of acquired assets	717	—	717	—
Patent litigation credit	—	—	—	(834)

	$5,440	$1,372	$11,674	$2,083

5. Merger and Acquisition

Bruker AXS Inc. Merger

        On April 4, 2003, the Company and Bruker AXS Inc. entered into a definitive merger agreement pursuant to which the Company acquired all of the outstanding shares of Bruker AXS. The merger was intended to form a leading tools supplier for life science and materials research, with an emphasis on advancing proteomics. The agreement was signed following the unanimous approval of the Board of Directors of each company as well as the unanimous recommendations of independent Special Committees of both companies' boards.

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

        The merger represents a business combination of companies under common control due to the majority ownership of both companies by five related individuals as an affiliated shareholder group. As a result, the merger, as it relates to the shares owned by these affiliated shareholders (approximately 69%), was accounted for in a manner similar to a pooling-of-interest, or at historical carrying value. The acquisition of the shares of the non-affiliated shareholders (approximately 31%) was accounted for using the purchase method of accounting, or at fair value, in a manner similar to the acquisition of a minority interest. Any excess purchase price of the interest not under common control over the fair value of the related net assets will be accounted for as goodwill.

        The fair value of the consideration paid for the acquisition of the minority interest was $38.1 million, including cash of $5.4 million, common stock valued at $28.5 million, stock options with a value of $3.0 million and merger transaction costs of $1.2 million. The value of the 9.66 million shares of common stock issued to non-affiliated shareholders in connection with the merger was determined using the closing market price ($2.95) of Bruker Daltonics' stock on the date the terms of the merger were agreed to and announced. The fair value of the stock options issued were determined using the Black-Scholes option pricing model.

        The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition of the minority interest. The Company engaged a third party valuation firm to independently appraise the fair value of certain assets acquired.

(in thousands)
Current assets	$108,326
Property, plant and equipment	23,245
Intangible assets	9,383
Other assets	2,481

Total assets	143,435

Current liabilities	39,217
Long-term debt	9,304
Other liabilities	6,328
Minority interest	125

Total liabilities assumed	54,974

Net assets	88,461
Minority interest percentage	31%

Net assets acquired	27,423
Goodwill	10,739

Total purchase price	$38,162

        The purchase price for the 31% minority interest acquired has been allocated to the net assets acquired on a pro rata basis in accordance with FASB Statement No. 141, "Business Combinations." Accordingly, intangible assets acquired were allocated as follows: $1.5 million to existing technology and related patents which have an estimated weighted-average useful life of four years, $0.3 million to customer relationships which have a weighted-average useful life of five years and $0.3 million to trade names which have a weighted-average useful life of ten years. In addition, $2.5 million of acquired intangible assets was assigned to in-process research and development projects that were written off at the date of acquisition in accordance with FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method." The write-off is included in other special charges on the Condensed Consolidated Statement of Operations.

        The projects that qualify as acquired in-process research and development projects represent those that have not yet reached technology feasibility and for which no future alternative uses existed. The value assigned to the in-process research and development projects was determined using a discounted probable future cash flow analysis. Financial assumptions used to estimate the future cash flows were based on pricing, margins and expense levels from those historically realized by Bruker AXS. A discount rate of 45% was utilized to discount the net cash flows generated from the acquired in-process research and development. The estimates used in valuing the acquired in-process research and development were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

        The $10.7 million of goodwill acquired from Bruker AXS in connection with the merger was assigned to the Company's Bruker AXS subsidiary, a reportable operating segment, and will not be deductible for tax purposes since the merger was a tax-free merger.

        The allocation of the purchase price is based on preliminary estimates, subject to revisions when integration plans and appraisals have been finalized. Revisions to the allocation, which are estimated to be immaterial, will be reported in a future period as changes to various assets and liabilities, including goodwill.

        In conjunction with the merger, the Company formulated a plan to consolidate production and exit certain activities in its life science x-ray business. The production capacity for the life science x-ray systems produced at the Bruker Nonius facility in Delft, the Netherlands, will be outsourced or absorbed within other facilities throughout the Company. As a result of these restructuring activities, the Company recorded approximately $2.2 million in purchase accounting liabilities and reserves. Approximately, $1.5 million, or 69%, of the purchase accounting liabilities and reserves were charged to other special charges or cost of product revenue for inventory reserves and the remaining $0.7 million, or 31%, was included in the allocation of the purchase price as goodwill. The purchase accounting liabilities and reserves included $0.8 million of severance costs for approximately 19 employees, $1.0 million as a reserve for inventory that will no longer be used in production, and $0.4 million of costs to upgrade x-ray systems that will no longer be produced and other miscellaneous restructuring costs.

        Charges against the purchase accounting liabilities and reserves recorded in connection with these activities were as follows:

	Severance	Inventory	System Upgrades and Other	Total
	(in thousands)
Initial balance in third quarter 2003	$765	$1,023	$370	$2,158
Cash payment	—	—	—	—
Non-cash charge	—	—	—	—
Currency impact	12	4	1	17

Balance, September 30, 2003	$777	$1,027	$371	$2,175

        In addition, the Company wrote-off the remaining balance of goodwill of $1.5 million and trade names and trademarks of $0.2 million associated with the Bruker Nonius entity. Approximately, $1.2 million, or 69%, of the write-off of goodwill and trade names and trademarks was charged to other special charges and the remaining $0.5 million, or 31%, was included in the allocation of the purchase price as goodwill.

        Due to the companies being under common control, the financial statements prior to the merger were restated to reflect the merger as if the merged companies had always been combined. The results of operations for the separate companies and the combined amounts presented in the Condensed Consolidated Statements of Operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands)
Net revenue:
Bruker Daltonics	$36,250	$29,694	$104,780	$83,425
Bruker AXS	26,808	26,856	82,240	74,686

Consolidated	$63,058	$56,550	$187,020	$158,111

Net (loss) income:
Bruker Daltonics	$(3,544)	$1,673	$(4,857)	$(1,578)
Bruker AXS	(11,148)	(521)	(13,030)	(314)
Bruker BioSciences	23	—	23	—

Consolidated	$(14,669)	$1,152	$(17,864)	$(1,892)

        Bruker AXS' net loss for the three months ended September 30, 2002 and for the nine months ended September 30, 2003 and 2002 includes the minority interest of the non-affiliated shareholders prior to the merger with Bruker Daltonics on July 1, 2003. The minority interest income was $235,000, $847,000 and $141,000 for the three months ended September 30, 2002 and the nine months ended September 30, 2003 and 2002, respectively.

        In connection with the merger, the Company formed two operating subsidiaries, Bruker AXS Inc. and Bruker Daltonics Inc., into which it transferred substantially all of the respective assets and liabilities, except cash, which formerly belonged to Bruker AXS and Bruker Daltonics, respectively. The cash remains in Bruker BioSciences Corporation, the parent company. Additional information regarding the merger can be found in the Company's registration statement on Form S-4, initially filed with the Securities and Exchange Commission on May 1, 2003 and amended on May 19, 2003.

        On June 27, 2003, in addition to approving the merger, the Company's shareholders voted to increase the total number of shares that the Company has authority to issue from 100,000,000 shares of common stock, par value $0.01 per share, to 150,000,000 shares of common stock, par value $0.01 per share. The shareholders also approved an increase in the Company's stock option pool from 2,220,000 to 6,320,000 shares and approved changing the name of the Company from Bruker Daltonics to Bruker BioSciences Corporation. The preceding approvals were contingent upon the closing of the merger.

Baltic Scientific Instruments Ltd. Acquisition

        On April 2, 2003, Bruker AXS acquired 51% of the outstanding common shares of Baltic Scientific Instruments Ltd. ("BSI"), a Riga, Latvia-based company. BSI focuses on solid state x-ray detector technology for materials research and elemental composition and has been a supplier to Bruker AXS since 2001. This acquisition gives both companies the opportunity to explore additional research and development projects. The results of the BSI operation have been included in the accompanying consolidated financial statements since the date of acquisition.

        The aggregate purchase price for BSI was approximately $267,000, paid in cash, for total assets acquired of $903,000 and total liabilities assumed of $636,000.

        In May 2003, BSI issued additional shares to Bruker AXS which increased the Company's ownership to 75.5%. BSI's minority shareholders did not receive additional shares in May 2003.

        The pro forma statements of operations information to reflect the BSI acquisition have not been presented as the impact on net sales, (loss) income before cumulative effect of accounting change, net (loss) income and net (loss) income per share would have been immaterial.

6. Income Tax Valuation Allowance and Provision for Income Taxes

        During the third quarter 2003, the Company recorded a non-cash charge to establish a valuation allowance of $8.7 million, which essentially eliminates the deferred tax assets of its United States operations. The impact of the income tax valuation allowance on the net loss was $0.10 per diluted share. The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes," which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction by jurisdiction basis. Cumulative losses incurred in the U.S. jurisdiction this year, especially due to merger related charges, represented sufficient negative evidence which was difficult for positive evidence to overcome under SFAS No. 109. Accordingly, a full valuation allowance was recorded. The Company intends to maintain a full valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.

        The provision for income taxes excluding the income tax valuation allowance is determined by applying an estimated tax rate to income before income taxes for each of our subsidiaries. For the three and nine months ended September 30, 2003, the Company computed a provision for income taxes excluding the income tax valuation allowance of $0.2 million and $0.5 million on a loss before taxes of $(5.7) million and $(9.4) million, respectively. The Company incurred income taxes despite net losses because no tax benefit was applied in the U.S., where substantially all losses reside in 2003.

7. Goodwill and Other Intangible Assets

        The changes in the carrying amount of goodwill for the year ended December 31, 2002 and the nine months ended September 30, 2003 are as follows:

(in thousands)
Balance, December 31, 2001	$3,099
Goodwill from MAC Science acquisition	907
Transitional impairment loss	(1,046)
Purchase price adjustments	69
Currency impact	64

Balance, December 31, 2002	3,093
Goodwill from Baltic Scientific Instruments acquisition	208
Net increase in goodwill from Bruker AXS merger	8,492
Impairment of goodwill	(1,051)
Currency impact	(3)

Balance, September 30, 2003	$10,739

        The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," in the first quarter of fiscal 2002. Under the transitional provisions of SFAS No. 142, the Company recorded a goodwill impairment loss associated with its Bruker Nonius reporting unit of $1,046,000 ($617,000, net of tax). The impairment loss was recorded as a cumulative effect of accounting change on the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2002.

        As previously described in Note 5, the Company's acquired other intangible assets as of September 30, 2003 and December 31, 2002 are comprised of the following:

	September 30, 2003			December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Existing technology and related patents	$1,520	$(95)	$1,425	$—	$—	$—
Customer relationships	310	(15)	295	—	—	—
Trade names	310	(8)	302	—	—	—

Total amortizable acquired intangible assets	2,140	(118)	2,022	—	—	—
Bruker Nonius trade names and trademarks	—	—	—	250	—	250

Acquired other intangible assets	$2,140	$(118)	$2,022	$250	$—	$250

        Amortization expense related to intangible assets was $118,000 for both the three and nine months ended September 30, 2003, and $0 for both the three and nine months ended September 30, 2002.

        Estimated future amortization expense related to intangible assets at September 30, 2003 is as follows:

Year ending:	(in thousands)
2003 (remaining three months)	$118
2004	473
2005	473
2006	473
2007	283
Thereafter	202

Total	$2,022

8. Restructuring Charges

Bruker BioSciences 2003 Restructuring Plan

        See Note 5 for information regarding the Company's restructuring activities undertaken as a result of the merger with Bruker AXS.

Bruker Daltonics Fiscal 2002 Restructuring Plan

        The Company's subsidiary, Bruker Daltonics, a reportable operating segment, recorded a restructuring charge during the three months ended June 30, 2002 of approximately $1.5 million related to a workforce reduction of approximately 50 employees. The charge consisted primarily of employee severance, professional fees and outplacement services. During the third and fourth quarters of 2002, the Company recorded a credit of approximately $1.0 million against this reserve to reflect a revised estimate for the actual employee severance costs. As of December 31, 2002, a total of $300,000 had been paid and an accrual of $200,000 remained in accrued expenses for the 27 employees affected by the workforce reduction. During the nine months ended September 30, 2003, the Company paid an additional $200,000 for the workforce reduction leaving a zero balance in accrued expenses as of September 30, 2003.

        The following table summarizes the restructuring charge activity and the balance of the restructuring accrual as of September 30, 2003:

(in thousands)
Balance, December 31, 2002	$200
New charges	—
Cash payments	(200)
Other adjustments	—

Balance, September 30, 2003	$—

Bruker AXS Fiscal 2002 Restructuring Plan

        The Company's subsidiary, Bruker AXS, a reportable operating segment, implemented a restructuring program during the three months ended September 30, 2002 in order to reduce costs and improve productivity by eliminating redundant positions, streamlining production and initiating cost reduction programs in all operating areas. As a result, the Company recorded a restructuring charge of approximately $1,767,000 ($1,043,000, net of tax) in the third quarter of 2002. In the third quarter of 2003, the Company recorded an additional restructuring charge of $122,000. This charge included an increase in the workforce reduction accrual of $294,000 related to additional costs associated with the early retirement program in Germany. This increase was offset by a reduction in the contractual obligations accrual of $172,000 due to the Company renegotiating its penalties for terminating a contract for outsourced information technology services.

        The following table summarizes the restructuring charge activity and the balance of the restructuring accrual as of September 30, 2003:

	Workforce Reduction	Production Operations	Contractual Obligations	Engineering Inventory	Total
	(in thousands)
Initial charge in third quarter 2002	$458	$699	$465	$145	$1,767
Cash payments	(84)	—	(172)	—	(256)
Non-cash charges	—	(699)	—	(145)	(844)
Currency impact	16	—	20	—	36

Balance, December 31, 2002	390	—	313	—	703
Cash payments	(189)	—	(161)	—	(350)
Adjustments	294	—	(172)	—	122
Currency impact	31	—	20	—	51

Balance, September 30, 2003	$526	$—	$—	$—	$526

        Due to the impact of certain German regulatory requirements applicable to the benefits to the Company's German employees, the workforce reduction accrual will not be fully paid until 2008.

9. Stock Compensation Arrangements

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

        If the Company had elected to recognize compensation expense for the granting of options under stock option plans based on the fair values at the grant dates consistent with the methodology prescribed by Statement No. 123, "Accounting for Stock-Based Compensation," net (loss) income and net (loss) income per share for the three and nine months ended September 30, 2003 and 2002 would have been reported as the following pro forma amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share data)
Net (loss) income, as reported	$(14,669)	$1,152	$(17,864)	$(1,892)
Pro forma charge to earnings, net of tax	(49)	(144)	(147)	(131)

Pro forma net (loss) income	$(14,718)	$1,108	$(18,011)	$(2,023)

(Loss) income earnings per common share:
Basic and diluted, as reported	$(0.17)	$0.01	$(0.21)	$(0.02)

Basic and diluted, pro forma	$(0.17)	$0.01	$(0.21)	$(0.02)

10. Debt

        As of September 30, 2003, the Company was in violation of a certain debt covenant related to the $2,200,000 industrial revenue bond included in long-term debt. The financial institution has waived the remedies available to it in connection with such violation. This waiver applies for the quarterly periods ending March 31, 2003 through December 31, 2003.

11. Interest and Other (Expense) Income, Net

        The components of interest and other (expense) income, net were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Interest income	222	657	1,003	1,713
Interest expense	(446)	(501)	(1,315)	(1,197)
Exchange gains (losses) on foreign currency transactions	154	(13)	288	1,259
(Depreciation) appreciation of the fair value of derivative financial instruments	(84)	(5)	384	(326)
Loss on disposal of equipment	—	—	(179)	—
Investment write-down	—	—	—	(4,386)

Interest and other (expense) income, net	$(154)	$138	$181	$(2,937)

12. Net (Loss) Income Per Share

        Basic net (loss) income per share is calculated by dividing net (loss) income by the weighted-average shares outstanding during the period. The diluted net (loss) income per share computation includes the effect of shares which would be issuable upon the exercise of outstanding stock options, reduced by the number of shares which are assumed to be purchased by the Company from the resulting proceeds at the average market price during the period.

        The following table reconciles the numerators and denominators used to calculate basic and diluted net (loss) income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands)
Net (loss) income:
(Loss) income before cumulative effect of accounting change	$(14,669)	$1,152	$(17,864)	$(1,275)
Cumulative effect of accounting change	—	—	—	617

Net (loss) income	$(14,669)	$1,152	$(17,864)	$(1,892)

Weighted-average shares outstanding:
Weighted-average shares outstanding—basic	86,003	86,398	86,002	86,298
Net effect of dilutive stock options—based on treasury stock method	—	11	—	—

Weighted-average shares outstanding—diluted	86,003	86,409	86,002	86,298

        Stock options to purchase shares of common stock for the periods during 2003 and the nine months ended September 30, 2002 were anti-dilutive and were excluded in the computation of diluted earnings per share due to the net losses for such periods.

        On July 1, 2003, the Company merged with Bruker AXS Inc., with the Company surviving the merger (Note 5). All common share and per share data for 2002 have been restated to include the effects of the merger with Bruker AXS.

13. Comprehensive (Loss) Income

        Comprehensive (loss) income for the three and nine months ended September 30, 2003 and 2002 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands)
Net (loss) income	$(14,669)	$1,152	$(17,864)	$(1,892)
Other comprehensive (loss) income:
Changes in fair market value of financial instrument designated as a hedge of interest rate exposure, net of taxes	71	(66)	56	(102)
Foreign currency translation adjustments	1,150	(895)	6,571	4,893

Total comprehensive (loss) income	$(13,448)	$191	$(11,237)	$2,899

14. Contingencies

        The Company incurred a charge during the fourth quarter of 2002 in connection with a contract its German and Swiss subsidiaries have with the U.K. Ministry of Defense ("MOD"). The charge consisted of an additional reserve in the amount of $700,000, which represented the projected further increase in cost for rework and retesting on the contract due to various technical problems associated with meeting the contract requirements. The Company previously incurred a charge on this same contract in the fourth quarter of 2000, as the Company was required to make considerable design changes to its product at that time, which increased the cost of contract performance.

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

        During the nine months ended September 30, 2003, the Company's Swiss and German subsidiaries delivered product which met the specifications of the contract. Subsequent to the end of the first quarter of 2003, the Company reached an agreement with the MOD regarding the possible imposition of liquidated damages pursuant to the contract. The MOD agreed not to pursue any further claims for liquidated damages, other than those previously paid, pursuant to the contract and the Company agreed not to pursue its claims for the recovery of additional research and development expenses incurred in connection with the contract. Therefore, the reserve of $1.9 million for liquidated damages was reversed during the second quarter of 2003.

        Other lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. The Company believes the outcome of these proceedings, if any, will not have a material impact on the Company's financial position or results of operations.

15. Business Segment Information

        SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments in annual financial statements of public business enterprises. It also establishes standards for related disclosures about products and service, geographic areas and major customers. The Company evaluated its business activities that are regularly reviewed by the Chief Executive Officer for which discrete financial information is available. As a result of this evaluation, the Company determined that two of its subsidiaries are reportable operating segments: Bruker Daltonics and Bruker AXS.

        Bruker Daltonics is in the business of manufacturing and distributing mass spectrometry instruments that can be integrated and used along with other analytical instruments. Bruker AXS is in the business of manufacturing and distributing advanced X-ray instrumentation used in non-destructive molecular and elemental analysis in academic, research and industrial applications. Bruker BioSciences, the parent company of Bruker Daltonics and Bruker AXS, is the corporate entity that holds excess cash and short-term investments and incurs public company costs.

        Net revenue, operating (loss) income, and depreciation and amortization for Bruker Daltonics, Bruker AXS, and Bruker BioSciences are provided below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(in thousands)
Net revenue:
Bruker Daltonics	$36,250	$29,694	$104,780	$83,425
Bruker AXS	26,808	26,856	82,240	74,686

Consolidated	$63,058	$56,550	$187,020	$158,111

Operating (loss) income:
Bruker Daltonics	$1,564	$2,657	$1,412	$4,445
Bruker AXS	(6,909)	(1,338)	(10,835)	(1,099)
Bruker BioSciences	(202)	—	(202)	—

Consolidated	$(5,547)	$1,319	$(9,625)	$3,346

Depreciation and amortization:
Bruker Daltonics	$2,643	$2,391	$7,766	$5,853
Bruker AXS	1,839	1,116	4,418	2,622

Consolidated	$4,482	$3,507	$12,184	$8,475

        Total assets for Bruker Daltonics, Bruker AXS, and Bruker BioSciences are provided below:

	September 30, 2003	December 31, 2002
	(in thousands)
Total assets:
Bruker Daltonics	$173,620	$203,102
Bruker AXS	109,168	139,051
Bruker BioSciences	56,292	—

Consolidated	$339,080	$342,153

16. New Accounting Pronouncements

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. The Company is currently evaluating the effects of FIN 46 on its financial statements.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Bruker BioSciences Corporation is the parent company of Bruker AXS Inc. and Bruker Daltonics Inc. Bruker Daltonics is a leading developer and provider of innovative life science tools based on mass spectrometry. Bruker AXS is a leading developer and provider of life science and advanced materials research tools based on X-ray technology.

        The following discussion of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and the notes to those statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q and in conjunction with the consolidated financial statements contained in the Bruker Daltonics and Bruker AXS Annual Reports on Form 10-K for the year ended December 31, 2002.

        Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations which express that we "believe", "anticipate", "expect" or "plan to", as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995 and involve known risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. These factors include, but are not limited to, those factors discussed in "Factors Affecting Our Business, Operating Results and Financial Condition" set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations and in the Bruker Daltonics and Bruker AXS Annual Reports on Form 10-K for the year ended December 31, 2002.

Merger

        On April 4, 2003, we entered into a definitive merger agreement with Bruker AXS pursuant to which we acquired all of the outstanding shares of Bruker AXS. The merger was intended to form a leading tools supplier for life science and materials research, with an emphasis on advancing proteomics. The agreement was signed following the unanimous approval of the Board of Directors of each company as well as the unanimous recommendations of independent Special Committees of both companies' boards.

        On June 27, 2003, the merger was approved by our stockholders and the stockholders of Bruker AXS. The official closing of the merger occurred on July 1, 2003. Upon closing of the merger, each outstanding share of common stock of Bruker AXS was converted into the right to receive, at the election of the holder, either 0.63 of a share of our common stock or consideration intended to be of substantially equivalent value, payable 75% in our common stock and 25% in cash.

        In connection with the merger, we formed two operating subsidiaries, Bruker Daltonics and Bruker AXS, into which we transferred substantially all of the respective assets and liabilities, except cash, which formerly belonged to Bruker Daltonics and Bruker AXS, respectively. The cash remains in Bruker BioSciences Corporation, the parent company. As a result of the merger, we have two reportable operating segments: our subsidiaries Bruker Daltonics and Bruker AXS.

        The merger represents a business combination of companies under common control due to the majority ownership of both companies by five related individuals as an affiliated shareholder group. As a result, the merger, as it relates to the shares owned by these affiliated shareholders (approximately 69%), was accounted for in a manner similar to a pooling-of-interest, or at historical carrying value. The acquisition of the shares of the non-affiliated shareholders (approximately 31%) was accounted for using the purchase method of accounting, or at fair value, in a manner similar to the acquisition of a minority interest. Any excess purchase price of the interest not under common control over the fair value of the related net assets will be accounted for as goodwill.

        The fair value of the consideration paid for the acquisition of the minority interest was $38.1 million, including cash of $5.4 million, common stock valued at $28.5 million, stock options with a value of $3.0 million and merger transaction costs of $1.2 million. The value of the 9.66 million shares of common stock issued to non-affiliated shareholders in connection with the merger was determined using the closing market price ($2.95) of Bruker Daltonics' stock on the date the terms of the merger were agreed to and announced. The fair value of the stock options issued were determined using the Black-Scholes option pricing model.

        The purchase price for the 31% minority interest acquired has been allocated to the net assets acquired on a pro rata basis in accordance with FASB Statement No. 141, "Business Combinations." Accordingly, intangible assets acquired were allocated as follows: $1.5 million to existing technology and related patents which have an estimated weighted-average useful life of four years, $0.3 million to customer relationships which have a weighted-average useful life of five years and $0.3 million to trade names which have a weighted-average useful life of ten years.

        In addition, $2.5 million of acquired intangible assets was assigned to in-process research and development projects (IPR&D) that were written off at the date of acquisition in accordance with FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method." The write-off is included in other special charges on the Condensed Consolidated Statements of Operations.

        The IPR&D projects included next generation high brilliancy optics and microsources, new x-ray sources for x-ray diffraction and protein crystallography applications, high sensitivity area detector system, and other solution-based technologies and software application projects.

        The following table provides information regarding the IPR&D projects at the date of acquisition:

IPR&D Project	Estimated Stage of Completion	Estimated Cost to Complete	Estimated Fair Value	Estimated Completion Date
X-ray sources	40-50%	166	390	Q4 2003
Optics and microsources	40%	$111	$261	Q1 2004
Detector systems	40-75%	696	1,636	Q1 2004
Other	85%	83	195	Q2 2004

Total		$1,056	$2,482

        Although we believe these IPR&D projects, when completed, will provide value, we determined there was an absence of technology feasibility and alternative future use for this IPR&D at the time of acquisition. The value assigned to the IPR&D projects was determined using a discounted probable future cash flow analysis. Financial assumptions used to estimate the future cash flows were based on pricing, margins and expense levels from those historically realized by Bruker AXS. A discount rate of 45% was utilized to discount the net cash flows generated from the acquired in-process research and development. The estimates used in valuing the acquired in-process research and development were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

        There is minimal risk to us that these projects will not be completed in the timeframes noted above, as the most complex aspects of the projects had already been completed. Since each project will result in technologies that can be individually integrated into our system platforms, we will have greater flexibility in bringing each projects technology to the market.

        In conjunction with the merger, we formulated a plan to consolidate production and exit certain activities in its life science x-ray business. The production capacity for the life science systems produced at the Bruker Nonius facility in Delft, the Netherlands, will be outsourced or absorbed within other facilities throughout the Company. As a result of the restructuring activities, we recorded approximately $2.2 million in purchase accounting liabilities and reserves. Approximately $1.5 million, or 69%, of the purchase accounting liabilities and reserves were charged to other special charges or cost of product revenue for inventory reserves and the remaining $0.7 million, or 31%, was included in the allocation of the purchase price as goodwill. The purchase accounting liabilities and reserves included $0.8 million of severance costs for approximately 19 employees, $1.0 million as a reserve for inventory that will no longer be used in production and $0.4 million of costs to upgrade x-ray systems that will no longer be produced and other miscellaneous restructuring costs. We anticipate that severance and other payments payable in connection with the plan will be made within the next 12 months.

	Severance	Inventory	System Upgrades and Other	Total
	(in thousands)
Initial balance in third quarter 2003	$765	$1,023	$370	$2,158
Cash payment	—	—	—	—
Non-cash charge	—	—	—	—
Currency impact	12	4	1	17

Balance, September 30, 2003	$777	$1,027	$371	$2,175

        In addition, we wrote-off the remaining balance of goodwill of $1.5 million and trade names and trademarks of $0.2 million associated with the Bruker Nonius entity because we do not believe that the future cash flows of the remaining Bruker Nonius business or its implied fair value exceeds the carrying amount of goodwill. Approximately $1.2 million, or 69%, of the write-off of goodwill and trade names and trademarks was charged to other special charges and the remaining $0.5 million, or 31%, was included in the allocation of the purchase price as goodwill.

Restructuring Charges

        Our subsidiary, Bruker AXS, implemented a restructuring program during the three months ended September 30, 2002 in order to reduce costs and improve productivity by eliminating redundant positions, streamlining production and initiating cost reduction programs in all operating areas. As a result, we recorded a restructuring charge of approximately $1,767,000 ($1,043,000, net of tax) in the third quarter of 2002. In the third quarter of 2003, we recorded an additional restructuring charge of $122,000. This charge included an increase in the workforce reduction accrual of $294,000 related to additional costs associated with the early retirement program in Germany. This increase was offset by a reduction in the contractual obligations accrual of $172,000 due to the fact that we renegotiated the penalties for terminating a contract for outsourced information technology services.

        The following table summarizes the restructuring charge activity and the balance of the restructuring accrual as of September 30, 2003:

	Workforce Reduction	Production Operations	Contractual Obligations	Engineering Inventory	Total
	(in thousands)
Initial charge in third quarter 2002	$458	$699	$465	$145	$1,767
Cash payments	(84)	—	(172)	—	(256)
Non-cash charges	—	(699)	—	(145)	(844)
Currency impact	16	—	20	—	36

Balance, December 31, 2002	390	—	313	—	703
Cash payments	(189)	—	(161)	—	(350)
Adjustments	294	—	(172)	—	122
Currency impact	31	—	20	—	51

Balance, September 30, 2003	$526	$—	$—	$—	$526

        Due to the impact of certain German regulatory requirements applicable to the benefits for our German employees, the workforce reduction accrual will not be fully paid until 2008.

Critical Accounting Policies and Estimates

        The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to allowance for doubtful accounts, inventories, long-lived assets, warranty costs, customer advances, pension plan, revenue recognition, income taxes, contingencies, and restructuring. We base our estimates on historical experience, current market and economic conditions, and other assumptions that we believe are reasonable. The results of these estimates form the basis for judgments about the carrying value of assets and liabilities where the values are not readily apparent from other sources. Actual results could differ from these estimates.

        In addition to the accounting policies, which are more fully described in the Notes to the Consolidated Financial Statements included in the Bruker Daltonics and Bruker AXS Annual Reports on Form 10-K for the year ended December 31, 2002, we believe the following represent our critical accounting policies used in the preparation of our financial statements:

  •
  Allowance for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to pay amounts due. If the financial condition of our customers were to deteriorate, reducing their ability to make payments, additional allowances would be required, resulting in a decrease in net income.

  •
  Inventories. Inventories are stated at the lower of cost or market, with cost determined by the first-in, first-out method. The Company maintains an allowance for excess and obsolete inventory to reflect the expected un-saleable or un-refundable inventory based on an evaluation of slow moving products. If ultimate usage or demand varies significantly from expected usage or demand, additional write-downs may be required, resulting in a decrease in net income.

  •
  Goodwill, other intangible assets, investments in other companies, and other long-lived assets. We periodically evaluate goodwill for impairment using market comparables for similar businesses or forecasts of discounted future cash flows. We also review other intangible assets, investments in other companies, and other long-lived assets when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Should the fair value of our long-lived assets decline because of reduced operating performance, market declines, or other indicators of impairment, charges for impairment may be necessary, resulting in a decrease in net income.

  •
  Warranty costs. We provide a one-year parts and labor warranty with the purchase of equipment. The anticipated cost for this one-year warranty is accrued upon recognition of the sale and is included as a current liability on the accompanying balance sheets. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, the warranty accrual will increase, resulting in a decreased gross profit.

  •
  Revenue recognition. We recognize revenue from system sales when product is accepted by the customer. As such, revenue recognition is dependent on the timing of shipment and is subject to customer acceptance and readiness. If shipments are not made on scheduled timelines or the products are not accepted by the customer, our reported revenues may differ materially from expectations.

  •
  Income taxes. We estimate the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction, and provide a valuation allowance for tax assets and loss carryforwards that we believe will more likely than not go unused. If it becomes more likely than not that a tax asset or loss carryforward will be used, we reverse the related valuation allowance. If our actual future taxable income by tax jurisdiction vary from estimates, additional allowances or reversals of reserves may be necessary.

  •
  Contingencies. We estimate losses on contingencies and provide a reserve for these losses when the losses are probable and estimable. Should the ultimate losses on contingencies and litigation vary from estimates, adjustments to those reserves may be required.

  •
  Restructuring. We record restructuring reserves for severance, inventory obsolescence, contractual obligations and other restructuring costs based on estimates of each of these expenses. Should actual cash flows associated with restructuring costs vary from estimated amounts, adjustments may be required.

Results of Operations

Quarter Ended September 30, 2003 Compared to Quarter Ended September 30, 2002

        Net Revenue.    Net revenue for the three months ended September 30, 2003 increased $6.5 million, or 11.5%, to $63.1 million compared to $56.6 million for the same period in 2002.

        Bruker Daltonics net revenue increased $6.6 million, or 22.1%, to $36.3 million for the three months ended September 30, 2003 compared to $29.7 million for the same period in 2002. Favorable currency fluctuations increased our revenue by approximately 12%. The overall organic growth is attributable to the continued growth of our life sciences product lines, particularly within our TOF product lines, and the impact of grants from the German government for various projects for early-stage research and development, which are funded by grants from the German government.

        Bruker AXS net revenue decreased slightly to $26.8 million for the three months ended September 30, 2003 compared to $26.9 million for the same period in 2002. Foreign currency fluctuations increased our revenues by approximately 9%. In addition, aftermarket revenues increased from the prior year quarter. Aftermarket revenues consist of extended warranties and service agreements, replacement parts, accessories, software packages, upgrades, repair calls, support services and training. The favorable impact of the currency fluctuations and aftermarket revenues was offset by a decrease in the number of life science and X-ray diffraction systems sales and by lower average selling prices since the mix of product was skewed to lower priced x-ray fluorescence and thermal analyzer systems.

        Cost of Product Revenue.    Cost of product revenue for the three months ended September 30, 2003 increased $4.1 million, or 13.3%, to $34.7 million compared to $30.6 million for the same period in 2002. The cost of product revenue as a percentage of product revenue was 56.0% in the third quarter of 2003 as compared to 54.1% for the same period in 2002.

        Bruker Daltonics cost of product revenue for the three months ended September 30, 2003 increased $4.0 million, or 27.9%, to $18.2 million compared to $14.2 million for the same period in 2002. The cost of product revenue as a percentage of product revenue was 51.7% in the third quarter of 2003 as compared to 47.8% for the same period in 2002. The increase in cost of sales is primarily due to an unprofitable contract with the U.K. Ministry of Defense ("MOD"), which resulted in product revenue of $1.3 million and cost of product revenue of $1.2 million, or a 2% increase in cost of product revenues. The remainder of the increase is due to unfavorable foreign currency impact and a change in the mix of sales to third party customers and distributors.

        Bruker AXS cost of product revenue for the three months ended September 30, 2003 increased $0.1 million, or 0.6%, to $16.5 million compared to $16.4 million for the same period in 2002. The cost of product revenue as a percentage of product revenue was 61.6% in the third quarter of 2003 as compared to 61.1% for the same period in 2002. The increase in cost of sales is primarily due to the write-off of $0.9 million of inventory resulting from the restructuring of the x-ray life science business. The cost of product revenues as a percentage of product revenue increased for our x-ray life science systems due to overcapacity in our production operations from soft sales. These factors were offset by improvements from sales to higher margin distributors as well as improved pricing and productivity related to our aftermarket sales.

        Selling, General and Administrative.    Selling, general and administrative expenses for the three months ended September 30, 2003 increased $3.4 million, or 21.8%, to $18.9 million compared to $15.5 million for the same period in 2002.

        Bruker Daltonics selling, general, and administrative expenses for the three months ended September 30, 2003 increased $1.6 million, or 20.3%, to $9.7 million compared to $8.1 million for the same period in 2002. Selling, general and administrative expenses as a percentage of product revenues were 27.7% for 2003 and 27.2% for the same period in 2002. The difference is primarily due to costs incurred on commissions from higher sales and unfavorable currency effects.

        Bruker AXS selling, general, and administrative expenses for the three months ended September 30, 2003 increased $1.6 million, or 33.6%, to $9.0 million compared to $7.4 million for the same period in 2002. Selling, general and administrative expenses as a percentage of product revenues were 33.6% for 2003 and 27.8% for the same period in 2002. The increase is primarily driven by higher commissions to distributors as well as increased amortization expense for demonstration inventory and acquired intangible assets.

        Bruker BioSciences selling, general, and administrative expenses were $0.2 million for the three months ended September 30, 2003. The selling, general, and administrative expenses related to public company costs.

        Research and Development.    Research and development expenses for the three months ended September 30, 2003 increased $1.9 million, or 24.2%, to $9.6 million compared to $7.7 million for the same period in 2002. As a percentage of product revenue, research and development expenses were 15.5% in 2003 compared to 13.6% for the same period in 2002.

        Bruker Daltonics research and development expenses for the three months ended September 30, 2003 increased $1.5 million, or 30.3%, to $6.7 million compared to $5.2 million for the same period in

2002. As a percentage of product revenue, research and development expenses were 19.2% in 2003 compared to 17.4% in 2002. The increase is primarily due to a large R&D project that is being funded in part by an R&D grant in Germany.

        Bruker AXS research and development expenses for the three months ended September 30, 2003 increased $0.4 million, or 11.9%, to $2.9 million compared to $2.5 million for the same period in 2002. As a percentage of product revenue, research and development expenses were 10.6% in 2003 compared to 9.5% in 2002. The increase relates to currency effects and fees paid to a third-party software developer which were offset by a reduction in headcount and the timing of the purchasing of materials.

        Other Special Charges.    In the third quarter of 2003, we incurred $5.4 million of merger related charges, including cash charges for merger transaction costs of $0.1 million and cash restructuring charges of $0.9 million incurred in conjunction with the consolidation of manufacturing sites. The third quarter 2003 merger related costs also included the non-cash charges for write-off of acquired research and development of $2.5 million, a goodwill and other intangibles write-off of $1.2 million and impairment charges of $0.7 million related to acquired assets. Almost all special charges were incurred at Bruker AXS as the acquired entity.

        Interest and Other (Expense) Income, Net.    Interest and other (expense) income, net for the three months ended September 30, 2003 was $(154,000), compared to $138,000 for the same period in 2002. This loss is due mainly to lower interest income due to lower interest rates and lower cash balances.

        Minority interest.    Minority interest in subsidiaries for the three months ended September 30, 2003 was $2,000 as compared to $180,000 for the three months ended September 30, 2002. The minority interest in subsidiaries represents the minority shareholders' proportionate share of net (loss) income for the three months ended September 30, 2003 and 2002. For the three months ended September 30, 2003, the minority interest relates to our two majority-owned subsidiaries, Incoatec GmbH and Baltic Scientific Instruments Ltd. ("BSI"). For the three months ended September 30, 2002, the minority interest relates to our majority-owned subsidiary, Incoatec GmbH as well as 31% of the net loss in Bruker AXS.

        Provision for Income Taxes.    The income tax provision is determined by applying an estimated annual effective tax rate to income before income taxes. The estimated annual effective income tax rate is based on the most recent annualized forecast of pretax income, permanent book/tax differences and tax credits. The effective tax rate was 157.3% for the three months ended September 30, 2003. The significant variation from the customary effective tax rate is due to the valuation allowance of $8.7 million against deferred tax assets. A full valuation allowance was recorded against the deferred tax assets in the U.S. due to cumulative losses incurred in the U.S. in recent years. In addition, we did not record a tax benefit on $6.4 million of merger related charges including acquired research and development, merger transaction costs, restructuring charges, write-off of goodwill and other intangible assets, and the impairment of acquired assets for the three months ended September 30, 2003. Excluding the valuation allowance and special charges, the effective tax rate would have been 33.1% for the three months ended September 30, 2003.

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

        Net Revenue.    Net revenues for the nine months ended September 30, 2003 increased $28.9 million, or 18.3%, to $187.0 million compared to $158.1 million for the same period in 2002.

        Bruker Daltonics net revenue increased $21.4 million, or 25.6%, to $104.8 million for the nine months ended September 30, 2003 compared to $83.4 million for the same period 2002. Favorable currency fluctuations increased our revenues by approximately 14%. The overall organic growth is attributable to the continued growth of our life sciences product lines, particularly within our TOF product lines, and the timing of receipts from various projects for early-stage research and development, which are funded by grants from the German government.

        Bruker AXS net revenue for the nine months ended September 30, 2003 increased $7.5 million, or 10.1%, to $82.2 million compared to $74.7 million for the same period in 2002. Favorable currency fluctuations increased our revenues by approximately 12%. In addition, net revenues increased $0.7 million due to the acquisition of MAC Science Ltd. We had strong sales of our X-ray fluorescence systems. Furthermore, aftermarket revenues increased from the prior nine months ended September 30. Aftermarket revenues consist of extended warranties and service agreements, replacement parts, accessories, software packages, upgrades, repair calls, support services and training. These revenue increases were offset by a decrease in the number of life science and X-ray diffraction systems sales and by lower average selling prices since the mix of product was skewed to lower priced systems.

        Cost of Product Revenue.    Cost of product revenue for the nine months ended September 30, 2003 increased $16.9 million, or 19.6%, to $103.0 million compared to $86.1 million for the same period in 2002. The cost of product revenue as a percentage of product revenue was 55.4% for the nine months ended September 30, 2003 as compared to 54.5% for the same period in 2002.

        Bruker Daltonics cost of product revenue for the nine months ended September 30, 2003 increased $13.0 million, or 32.3%, to $53.3 million compared to $40.3 million for the same period in 2002. The cost of product revenue as a percentage of product revenue was 51.5% in the nine months ended September 30, 2003 as compared to 48.4% for the same period in 2002. The increase in cost of sales is due to an unprofitable contract with the U.K. Ministry of Defense ("MOD"), which resulted in product revenue of $2.5 million and cost of product revenue of $2.4 million, or a 1% increase in cost of product revenues. The remainder of the increase is due to unfavorable foreign currency impact and a change in the mix of sales to third party customers and distributors.

        Bruker AXS cost of product revenue for the nine months ended September 30, 2003 increased $3.9 million, or 8.5%, to $49.7 million compared to $45.8 million for the same period in 2002. The cost of product revenue as a percentage of product revenue was 60.4% in the nine months ended September 30, 2003 as compared to 61.3% for the same period in 2002. The increase in cost of sales is primarily due to currency. In addition, we incurred a write-off of $0.9 million of inventory resulting from the restructuring of the x-ray life science business. Cost of product revenues as a percentage of product revenues increased for our x-ray life science systems due to overcapacity in our production operations from soft sales. These factors were offset by improvements due to sales to higher margin distributors as well as improved pricing and productivity related to our aftermarket sales.

        Selling, General and Administrative.    Selling, general and administrative expenses for the nine months ended September 30, 2003 increased $11.4 million, or 25.7%, to $55.8 million compared to $44.4 million for the same period in 2002. Selling, general and administrative expenses as a percentage of product revenues were 30.0% in 2003 and 28.1% in 2002.

        Bruker Daltonics selling, general, and administrative expenses for the nine months ended September 30, 2003 increased $5.9 million, or 25.1%, to $29.5 million compared to $23.6 million for the same period in 2002. Selling, general and administrative expenses as a percentage of product revenues were 28.5% for 2003 and 28.3% for the same period in 2002. The difference is primarily due to costs incurred on commissions from higher sales and unfavorable currency effects.

        Bruker AXS selling, general, and administrative expenses for the nine months ended September 30, 2003 increased $5.3 million, or 25.4%, to $26.1 million compared to $20.8 million for the same period in 2002. Selling, general and administrative expenses as a percentage of product revenues were 31.7% for 2003 and 27.9% for the same period in 2002. The increase is primarily driven by higher commissions to distributors as well as increased amortization expense for demonstration inventory and acquired intangible assets.

        Bruker BioSciences selling, general, and administrative expenses were $0.2 million for the nine months ended September 30, 2003. The selling, general, and administrative expenses related to public company costs.

        Research and Development.    Research and development expenses for the nine months ended September 30, 2003 increased $6.0 million, or 26.6%, to $28.2 million compared to $22.2 million for the same period in 2002.

        Bruker Daltonics research and development expenses for the nine months ended September 30, 2003 increased $4.8 million, or 32.5%, to $19.6 million compared to $14.8 million for the same period in 2002. As a percentage of product revenue, research and development expenses were 18.9% in 2003 compared to 17.8% in 2002. The dollar increase relates to the timing of certain new development projects that will become part of our existing product line in the future. A large R&D project that is being funded in part by an R&D grant in Germany also contributed to the increase. The remainder of the change is due to currency effects.

        Bruker AXS research and development expenses for the nine months ended September 30, 2003 increased $1.2 million, or 14.9%, to $8.6 million compared to $7.4 million for the same period in 2002. As a percentage of product revenue, research and development expenses were 10.4% in 2003 compared to 10.0% in 2002. The increase relates to currency effects and fees paid to a third-party software developer which were offset by a reduction in headcount and the timing of the purchasing of materials.

        Reversal of Liability Accrual.    During the third quarter of 2001, Bruker Daltonics had a reserve of $1.9 million for the possible imposition of liquidated damages pursuant to a contract with the MOD. We strongly disputed the applicability of liquidated damages and believed that we were owed additional development funding by the MOD. During the nine months ended September 30, 2003, our Swiss and German subsidiaries delivered product which met the specifications of the contract. As such, the MOD agreed not to pursue any further claims for liquidated damages, other than those previously paid, pursuant to the contract and we agreed not to pursue its claims for the recovery of additional research and development expenses incurred in connection with the contract. Therefore, the reserve of $1.9 million for liquidated damages was reversed during the second quarter of 2003.

        Other Special Charges.    During the nine months ended September 30, 2003, we incurred $11.7 million of merger related charges, including cash charges for merger transaction costs of $6.4 million and cash restructuring charges of $0.9 million incurred in conjunction with the consolidation of manufacturing sites. The third quarter 2003 merger related costs also included the non-cash charges for write-off of acquired research and development of $2.5 million, a goodwill and other intangibles write-off of $1.2 million, and impairment charges of $0.7 million related to acquired assets. Bruker Daltonics incurred $2.9 million of other special charges mainly for merger transaction costs. Bruker AXS incurred $8.8 million for the remaining special charges.

        Interest and Other (Expense) Income, Net.    Interest and other (expense) income, net for the nine months ended September 30, 2003 was $181,000, compared to $(2.9) million for the same period in 2002. The difference relates primarily to a $(4.4) million charge the Company incurred during the three months ending September 30, 2002 relating to the write-down of our investments in certain proteomics content companies as well as appreciation on the fair value of derivative financial instruments. This difference is offset by lower interest income, which has declined as a result of the lower interest earned on our cash and short-term investments during 2003, lower gains on foreign currency transactions and a loss on disposal of equipment.

        Minority Interest.    Minority interest in subsidiaries for the nine months ended September 30, 2003 was $0.9 million compared to $0.1 million for the nine months ended September 30, 2002. The minority interest in subsidiaries represents the minority shareholders' proportionate share of net income (loss) for the nine months ended September 30, 2003 and 2002. For the nine months ended September 30,

2003, the minority interest relates to our two majority-owned subsidiaries, Incoatec GmbH and Baltic Scientific Instruments Ltd. For the nine months ended September 30, 2002, the minority interest relates to our majority-owned subsidiary, Incoatec GmbH as well as 31% of the Bruker AXS loss through the date of the acquisition.

        Provision for Income Taxes.    The income tax provision is determined by applying an estimated annual effective tax rate to income before income taxes. The estimated annual effective income tax rate is based on the most recent annualized forecast of pretax income, permanent book/tax differences and tax credits. The effective tax rate was 98.2% for the nine months ended September 30, 2003. The significant variation from the customary effective tax rate is due to the valuation allowance of $8.7 million against deferred tax assets. A full valuation allowance was recorded against the deferred tax assets in the U.S. due to cumulative losses incurred in the U.S. in recent years. In addition, we did not record a tax benefit on $6.4 million of merger related charges including acquired research and development, merger transaction costs, restructuring charges, write-off of goodwill and other intangible assets, and the impairment of acquired assets for the three months ended September 30, 2003. Excluding the valuation allowance and special charges, the effective tax rate would have been 49.6% for the nine months ended September 30, 2003.

        Cumulative Effect of Accounting Change.    We adopted SFAS No. 142, "Goodwill and Other Intangible Assets," in the first quarter of fiscal 2002. Under the transitional provisions of SFAS No. 142, we tested goodwill and intangible assets with indefinite useful lives for impairment as of January 1, 2002 pursuant to the method prescribed by SFAS No. 142. We completed the transitional impairment tests in the third quarter of 2002, which resulted in recording an impairment loss of $1.0 million ($0.6 million, net of tax). In accordance with the transitional provisions of SFAS No. 142, the impairment loss was recorded in the first quarter of 2002 as a cumulative effect of change in accounting principle.

        The goodwill impairment loss related to our Bruker Nonius reporting unit of Bruker AXS, which was acquired in April 2001. Changes in the market and economic conditions since the date of acquisition resulted in an impairment to the goodwill allocated to Bruker Nonius.

Liquidity and Capital Resources

        Presently, we anticipate that our existing capital resources will meet our operating and investing needs through the end of 2004. Historically, we have financed our growth through a combination of cash provided from operations, debt financing and issuance of common stock. During the nine months ended September 30, 2003, net cash used in operating activities was $4.6 million, which improved in comparison to net cash of $12.2 million used in operating activities during the nine months ended September 30, 2002.

        We used $4.8 million of cash during the nine months ended September 30, 2003 for capital expenditures, which were principally related to some additional improvements for our existing facility in Germany and overall general capital purchases. We expect to continue to make capital investments which will focus on enhancing the efficiency of our operations and supporting our growth.

        In December 2002, we entered into a demand revolving line of credit with Citizens Bank in the United States in the amount of $2.5 million. This line, which is secured by portions of our inventory, receivables and equipment in the United States, is used to support working capital and has no expiration date. We also maintain revolving lines of credit of approximately $30.0 million with German banks and $6.4 million with Japanese banks. As of September 30, 2003, there was approximately $15.7 million outstanding on our German and Japanese lines of credit. Both of the German and Japanese lines of credits are unsecured.

        We have both short-term and long-term notes payable with outstanding balances aggregating $42.0 million as of September 30, 2003. The interest rates on our notes payable range from 1.01% to 5.10%.

        In connection with some of our outstanding debt, we are required to maintain certain financial ratios and meet other financial criteria. Additionally, we are subject to a variety of restrictive covenants that require bank consent if not met. As of September 30, 2003, the latest measurement date, we were in violation of a certain financial covenant and, accordingly, we obtained a waiver from the financial institution. This waiver applies for the quarterly periods ending March 31, 2003 through December 31, 2003.

        In 2002, we repurchased 457,200 shares of our common stock, at an average price per share of $5.10, in accordance with the terms of our stock repurchase plan. Our stock repurchase plan, announced August 26, 2002, authorizes us to repurchase up to one million shares of our common stock. During the nine months ended September 30, 2003, we did not repurchase any shares.

        In July 2003, we increased our outstanding shares by 31.5 million to 86.0 million due to the merger with Bruker AXS. In conjunction with the merger, we paid $16.1 million to Bruker AXS shareholders who elected to receive 25% of their outstanding shares in cash. See footnote 5 for further details regarding the merger.

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

Impact of Foreign Currencies

        We sell products in many countries, and a substantial portion of sales, costs and expenses are denominated in foreign currencies, principally in the euro. In the first nine months of 2003, the U.S. dollar continued to weaken against the euro. This significantly increased our consolidated revenue growth by $21.3 million, or 13.5%, as expressed in U.S. dollars. In the first three months of 2002, the U.S. dollar was strengthening against the euro. However, this trend reversed during the three months ended September 30, 2002, as the U.S. dollar weakened against the euro. Therefore, during the nine months ended September 30, 2002, fluctuations in foreign currencies had only a minimal impact on our consolidated revenue growth rate, as expressed in U.S. dollars.

        While we may, from time to time, hedge specifically identified cash flows in foreign currencies using forward contracts, this foreign currency activity historically has not been material. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Realized and unrealized gains and losses on these contracts are recognized in the same period as gains and losses on the hedged items. At September 30, 2003 or December 31, 2002, there were no foreign currency forward contracts outstanding. Additionally, there were no material non-functional currency denominated financial instruments which would expose us to foreign exchange risk outstanding at September 30, 2003 or December 31, 2002.

        Historically, realized foreign exchange gains and losses have been material. Realized foreign exchange gains (losses) were approximately $154,000 and $(13,000) for the three months ended September 30, 2003 and 2002, respectively and $288,000 and $1.3 million for the nine months ended

September 30, 2003 and 2002, respectively. As we expand internationally, we will evaluate currency risks and may continue to enter into foreign exchange contracts from time to time to mitigate foreign currency exposure.

        We have entered into foreign-denominated debt obligations. The currency effects of the debt obligations are reflected in the accumulated other comprehensive income account within shareholders' equity. A 10% increase or decrease of the respective foreign exchange rate would result in a change in accumulated other comprehensive income (loss) of approximately $1.4 million or $(1.2) million, respectively.

        During the first half of 2002, we also had foreign-denominated intercompany lines of credit that impacted our transaction gains and losses. However, on July 12, 2002, we restructured our intercompany debt as the settlement of the loans is not anticipated in the foreseeable future. As a result, the impact of foreign exchange rate fluctuations are no longer recorded in other expense (income) within the statement of operations but instead are recorded as a component of accumulated other comprehensive income within shareholders' equity. A 10% increase or decrease of the respective foreign exchange rate would result in a change in accumulated other comprehensive income (loss) of approximately $1.8 million or $(1.5) million, respectively.

Impact of Interest Rates

        Our exposure related to adverse movements in interest rates is derived primarily both from outstanding floating rate debt instruments that are indexed to short-term market rates and from our cash equivalents. Our objective in managing our exposure to interest rates is to decrease the volatility that changes in interest rates might have on earnings and cash flows. To achieve this objective, we use a fixed rate agreement to adjust a portion of our debt, as determined by management, that is subject to variable interest rates.

        In the U.S., we have entered into an interest rate swap arrangement which is designated as a cash flow hedge. The effect of this agreement is to limit the interest rate exposure on our $2.2 million industrial revenue bond to a fixed rate of 4.6%. We pay a 4.6% fixed rate of interest and receive a variable rate of interest based on the Bond Market Association Municipal Swap Index on a $2.2 million notional amount. Net interest payments or receipts are recorded as adjustments to interest expense. In addition, the instrument is recorded at fair market value as an adjustment to accumulated other comprehensive loss. The fair value of the instrument was a liability of approximately $123,000 and $133,000, net of tax at September 30, 2003 and December 31, 2002, respectively.

        In Germany, we have entered into financial instruments currently not designated as hedges. In April 2002, we entered into two derivative financial instruments, a cross currency interest rate swap and an interest rate swap. The cross currency interest rate swap of 2 million euro secures a fixed interest rate of 1.75% per annum until January 4, 2012. The interest rate swap of 3 million euro reduces the 6-month EURIBOR rate by 1.80% per annum until January 4, 2007. We entered into the financial instruments to manage our exposure to interest rates and foreign exchange risk. During the fiscal year ending September 30, 1999, we entered into three financial instruments, an interest rate cap, an interest rate swap and a cross currency interest rate swap. By entering into these financial instruments, we obtained the right to borrow money at lower rates of interest. We continue to hold these financial instruments until we elect to exercise the options to borrow the money. Until the instruments become an effective hedge, the instruments are considered speculative and are marked-to-market. The fair value of the instruments (appreciated) depreciated $79,000 and $5,000 for the three months ended September 30, 2003 and 2002, respectively and $(388,000) and $326,000 for the nine months ended September 30, 2003 and 2002, respectively. The fair value of the instruments was an asset (liability) of approximately $60,000 and $(315,000) as of September 30, 2003 and December 31, 2002.

        A 10% increase or decrease in the average cost of our variable rate debt would not result in a material change in pre-tax interest expense.

Factors Affecting Our Business, Operating Results and Financial Condition

        The merger of Bruker AXS into the Company has given rise to additional risk factors. Risk factors in addition to those contained in the Bruker Daltonics and Bruker AXS 2002 Annual Reports on Form 10-K and current reports on Form 10-Q are as follows:

Goodwill and other intangible assets are subject to impairment.

        As a result of the merger, the Company recorded significant goodwill and other intangible assets for the acquisition of Bruker AXS on the balance sheet, which must be continually evaluated for potential impairment. The Company assesses the realizability of the goodwill and other intangible assets annually as well as whenever events or changes in circumstances indicate that the assets may be impaired. These events or circumstances generally include operating losses or a significant decline in the earnings associated with the acquired business. Our ability to realize the value of the goodwill will depend on the future cash flows of the business in addition to how well we integrate the business.

The Company may face challenges in integration, resulting in lower than expected synergies from the merger.

        The Company faces a number of challenges in merging Bruker Daltonics and Bruker AXS. Although affiliates, we have historically operated our businesses autonomously. We are currently working to integrate certain functions and facilitate communication and cooperation among other functions. The following factors will be critical to successfully complete the integration:

  •
  Our success in integrating our businesses depends on our ability to coordinate or consolidate geographically separate organizations and integrate personnel with different business backgrounds and corporate cultures.

  •
  Our ability to merge our businesses requires coordination of previously autonomous departments in accounting and finance, sales and marketing, distribution, and administrative functions, and the expansion and integration of information and management systems.

  •
  The integration process could be disruptive to our businesses.

        If we are not able to successfully integrate the two businesses, we may not be able to realize all of the cost savings and other benefits that we expect to result from the integration process.

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

        The Company's exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on its investment portfolio since the Company's long-term debt has a fixed rate. The Company ensures the safety and preservation of invested funds by limiting default risks, market risk and reinvestment risk. The Company mitigates default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the

Company's interest sensitive financial instruments at September 30, 2003. Declines in interest rates over time will, however, reduce the Company's interest income.

ITEM 4: Controls and Procedures

        The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified. The Company's management, including the Company's chief executive officer and chief financial officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2003 and, based on that evaluation, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003.

        During the three month period ended September 30, 2003, there were no significant changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        None

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
  (b)
  Current Reports on Form 8-K.

    We filed the following report on Form 8-K during the three months ended September 30, 2003:

•
Items 2 and 7, filed July 2, 2003

    We furnished the following report on Form 8-K during the three months ended September 30, 2003:

•
Item 12, furnished August 7, 2003

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUKER BIOSCIENCES CORPORATION
Date: November 14, 2003	By:	/s/ FRANK H. LAUKIEN, PH.D. Frank H. Laukien, Ph.D. President, Chairman, Chief Executive Officer, and Director (Principal Executive Officer)
Date: November 14, 2003	By:	/s/ LAURA FRANCIS, CPA Laura Francis Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.