Form 10-K
period 2003-12-31
BRUKER BIOSCIENCES CORP
filed 2004-03-15
CIK 1109354

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2003

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

        The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2003 (the last business day of the registrant's most recently completed second fiscal quarter) was $60.4 million, based on the reported last sale price on the Nasdaq National Market on that date. This amount excludes an aggregate of 43.3 million shares of common stock held by officers and directors and each person known by the registrant to own 10% or more of the outstanding common stock of the registrant as of June 30, 2003. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant. The number of shares of the registrant's common stock outstanding as of March 1, 2004 was 86,005,843. This number does not include 457,200 shares held by the registrant in treasury.

DOCUMENTS INCORPORATED BY REFERENCE

        The information required by Part III of this report (Items 10, 11, 12, 13 and 14) is incorporated by reference from Bruker BioSciences Corporation's definitive Proxy Statement for its 2004 Annual Meeting of Shareholders.

BRUKER BIOSCIENCES CORPORATION
Annual Report on Form 10-K
Table of Contents

        Any statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. Any forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties. The factors that could cause actual future results to differ materially from current expectations include, but are not limited to, risks and uncertainties relating to the Company's reorganization strategies, integration risks, failure of conditions, technological approaches, product development, market acceptance, cost and pricing of the Company's products, changes in governmental regulations, capital spending and government funding policies, FDA and other regulatory approvals to the extent applicable, competition, the intellectual property of others, patent protection and litigation and other factors, many of which are described in more detail in this Annual Report on Form 10-K under the heading "Factors Affecting Our Business, Operating Results and Financial Condition" and from time to time in other filings we may make with the Securities and Exchange Commission. While the Company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the company's estimates change, and readers should not rely on those forward-looking statements as representing the company's views as of any date subsequent to the date of the filing of this report.

        References to "we," "us," "our," the "Company" or "Bruker BioSciences" refer to Bruker BioSciences Corporation and, in some cases, its subsidiaries, as well as all predecessor entities.

        Our principal executive offices are located at 40 Manning Road, Billerica, MA 01821, and our telephone number is (978) 663-3660. Information about Bruker BioSciences is available at www.bruker-biosciences.com. The information on our website is not incorporated by reference into and does not form a part of this report. All trademarks, trade names or copyrights referred to in this report are the property of their respective owners.

PART I

ITEM 1. BUSINESS

General

        We design and market products to address the rapidly evolving needs of the life science industry, and we are the publicly traded parent company of both Bruker Daltonics Inc. and Bruker AXS Inc. Bruker Daltonics is a leading developer and provider of innovative life science tools based on mass spectrometry and also develops and provides a broad range of field analytical systems for nuclear, biological and chemical (NBC) detection. Bruker AXS is a leading developer and provider of life science and advanced materials research tools based on X-ray technology.

        We were incorporated in Massachusetts as Bruker Federal Systems Corporation. In February 2000, we reincorporated in Delaware as Bruker Daltonics Inc. In July 2003, we merged with Bruker AXS Inc., a company under common control, and we were the surviving corporation in that merger. In connection with the merger, we changed our name to Bruker BioSciences Corporation and formed two operating subsidiaries, Bruker Daltonics and Bruker AXS, into which we transferred substantially all of the assets and liabilities, except cash, which formerly belonged to us and Bruker AXS. As a result of the merger, we have two reportable operating segments: Bruker Daltonics and Bruker AXS.

        Bruker Daltonics' mass spectrometers are sophisticated devices that measure the mass or weight of a molecule and can provide accurate information on the identity, quantity and primary structure of molecules. Our mass spectrometry-based solutions often combine advanced mass spectrometry instrumentation; automated sampling and sample preparation robots; reagent kits and other disposable products, called consumables, used in conducting tests, or assays; and powerful bioinformatics software. We offer mass spectrometry systems and integrated solutions for applications in multiple existing and emerging life-science markets including genomics, expression proteomics, clinical proteomics, metabolic and peptide biomarker profiling, drug discovery and development, molecular diagnostics research and molecular and systems biology, as well as basic molecular medicine research. Our substantial investment in research and development allows us to design, manufacture and market a broad array of products intended to meet the rapidly growing needs of our diverse customer base. Our customers include pharmaceutical companies, biotechnology companies, proteomics companies, molecular diagnostics companies, academic institutions and government agencies. In addition, we market some of our life science systems through strategic distribution arrangements with Agilent Technologies, Sequenom and others. We are also a worldwide leader in supplying mass spectrometry-based and other systems for NBC detection in emergency response, homeland security and defense applications.

        Bruker AXS' X-ray systems are advanced instruments that use extremely short wavelengths of energy to determine the characteristics and composition of matter as well as the three-dimensional structure of molecules. Depending on the application, our X-ray systems utilize one of three core X-ray analysis methods: single crystal diffraction, known as SCD or X-ray crystallography; polycrystalline X-ray diffraction, known as XRD or X-ray diffraction; and X-ray fluorescence, known as XRF. Using our modular platforms, we often combine each of these three technology applications with sample preparation tools, automation, consumables and data analysis software. Our products, which have particular application in structural proteomics, drug discovery and materials and nanotechnology research fields, provide our customers with the ability to determine the three-dimensional structure of specific molecules, such as proteins, and to characterize and determine the properties and composition of materials. Our customers include biotechnology and pharmaceutical companies, nanotechnology companies, semiconductor companies, raw material manufacturers, chemical companies, academic institutions and other businesses involved in materials and structure analysis.

Products

        Bruker BioSciences has determined that two of its subsidiaries are reportable operating segments: Bruker Daltonics and Bruker AXS.

Bruker Daltonics

  Mass Spectrometry

        Bruker Daltonics has developed a suite of mass spectrometry instruments that address a wide range of life sciences applications. Mass spectrometry has become the method of choice for primary structure analysis, including the determination of amino acid sequence and post-translational modifications. Mass spectrometry is thus a key enabling technology of the expression proteomics laboratory. Mass spectrometers are also increasingly used for the discovery of peptide, protein or metabolite biomarkers and panels or patterns of biomarkers. These biomarkers can be used for toxicity screening or to assess drug efficacy in pre-clinical trials in pharmaceutical drug development. They are also used in clinical research and validation studies, at this time still for research use only, in an effort to develop the emerging field of protein molecular diagnostics.

        Mass spectrometers are devices for measuring the mass, or weight, of intact molecules and of fragments of molecules which can provide structural information on the molecule. Mass spectrometry systems employ an ionization source which creates charged molecules and a mass separation/detection component that separates these charged molecules on the basis of mass to detect their presence and quantity. Mass spectrometry has been used in physics and chemistry for over fifty years. Over the past fifteen years, mass spectrometry has emerged as a powerful research tool in the life sciences. For example, mass spectrometers can determine the identity, amount, structure, sequence and other biological properties of small molecules, like drug candidates and metabolites, as well as large biomolecules, like proteins and DNA. Sales of life-science mass spectrometry systems contributed revenue of $104.9 million, $81.4 million and $67.6 million in 2003, 2002 and 2001, respectively.

        Bruker Daltonics' life science solutions are based on the following four core mass spectrometry technology platforms:

  •
  MALDI-TOF—Matrix-assisted laser desorption ionization time-of-flight mass spectrometry, including tandem time-of-flight systems (MALDI-TOF/TOF);

  •
  ESI-TOF—Electrospray ionization time-of-flight spectrometry, including tandem mass spectrometry systems based on ESI-quadrupole-TOF mass spectrometry (ESI-Q-q-TOF);

  •
  FTMS—Fourier transform mass spectrometry, including hybrid systems with a quadrupole front end (Q-q-FTMS); and

  •
  ITMS—Ion trap mass spectrometry.

        Time-of-flight spectrometers measure mass based on the time it takes for charged molecules to travel from the ionization source to the detection component. With the ability to analyze as many as 100,000 samples per day, these mass spectrometers currently have the highest sample throughput and can analyze the broadest range of masses of any mass spectrometer for use in the fields of genomics and proteomics. Our time-of-flight mass spectrometry solutions make full use of this potential for increased speed by automating various steps of the analysis. Our-time-of-flight solutions combine high sensitivity, accuracy and throughput to generate large volumes of accurate raw data for detection of genetic variations such as single nucleotide polymorphisms, or SNPs, as well as for peptide analysis and proteomics in general.

        MALDI-TOF mass spectrometers utilize an ionization process to analyze solid samples using a laser that combines high sample throughput with high mass range and excellent sensitivity. Our

MALDI-TOF mass spectrometers are useful for: (a) SNP analysis; (b) protein identification; (c) peptide de novo sequencing; (d) determination of post-translational modifications of proteins; (e) interaction proteomics and protein function analysis; (f) drug discovery and development; and (g) fast body fluid and tissue biomarker detection. We offer the following MALDI-TOF instruments:

Product	Description	Product Introduction
microflex™	Compact and affordable high-performance, research-grade benchtop MALDI-TOF mass spectrometer with gridless design of reflectron and microScout ion source for expression proteomics and clinical proteomics	2004
autoflex II™	MALDI-TOF instrument designed for industrial biology, used in SNP analysis and proteomics. Incorporates various performance, electronics and software enhancements, and can be optionally upgraded on-site to full TOF/TOF capabilities	2004
autoflex II™ TOF/TOF	Vertical and relatively compact system which enables high throughput routine protein identification by MALDI-TOF peptide mass fingerprinting, immediately followed by more detailed protein characterization using MALDI-TOF/TOF tandem mass spectrometry on the same sample	2004
Compact MassArray	A bench-top, medium throughput linear MALDI-TOF for various DNA analysis methods, designed and manufactured by us for distribution by Sequenom	2003
ultraflex™	High resolution, high sensitivity and throughput protein identification by MALDI-TOF for expression proteomics and clinical proteomics	2002
OmniFLEX LT™	Entry-level benchtop MALDI-TOF MS for use in Pharma/biotech manufacturing and QA/QC	2002
ultraflex™ TOF/TOF	High throughput protein identification by MALDI-TOF using peptide mass fingerprinting, followed by more detailed protein characterization via further fragmentation and secondary TOF/TOF detection	2001
OmniFLEX™	Benchtop system for sensitive and accurate measurement of various biomolecules in clinical, diagnostic and laboratory settings	2000

        These products utilize our AnchorChip microarrays that prepare samples for analysis. These microarrays employ patented microfluidics technology that improves sensitivity and reduces analysis time per sample by concentrating, or "anchoring", the sample in a precisely defined location.

        ESI-TOF mass spectrometers utilize an ionization process to analyze liquid samples. This gentle ionization process, which does not dissociate the molecules, allows for rapid data acquisition and analysis of large biological molecules. ESI-TOF mass spectrometers are useful for: (a) identification, protein analysis and functional complex analysis in proteomics and protein function; (b) molecular identification in metabonomics, natural product and drug metabolite analysis; (c) combinatorial chemistry high throughput screening, or HTS; and (d) fast liquid chromatography mass spectrometry, or LC/MS, in drug discovery and development. We offer the following ESI-TOF instruments:

Product	Description	Product Introduction
microTOF FOCUS™	For use with the microTOF bench-top ESI-TOF system, Focus utilizes multiple advances in TOF ion optics and ion detection to increase the resolution of bench-top ESI-TOF systems to 15k across the mass spectrum	2004
Metabolic Profiler™ NMR/TOF	Combines the structural and quantitative strengths of nuclear magnetic resonance, or NMR, and the sensitivity and exact mass capabilities of ESI-TOF mass spectrometry in an integrated hardware and processing software platform to create an integrated system for metabolic research and drug development. This system is co-marketed by us and our affiliate Bruker BioSpin, and we have no rights to the NMR part of this system, but we retain full rights to the ESI-TOF part of the system	2004
BioTOF III-Q™	Next generation ESI-TOF and ESI-Q-q-TOF with twice the standard resolution of other Q-q-TOF systems	2003
microTOF™	Benchtop ESI-TOF system with high resolution of 10,000 across a broad mass range for small molecule accurate mass measurement and molecular formula determination, as well as peptide biomarker discovery from plasma and serum samples.	2003

        FTMS systems utilize high-field superconducting magnets to offer the highest resolution, selectivity, and mass accuracy currently achievable in mass spectrometry. Our systems based on this technology often eliminate the need for time-consuming separation techniques in complex mixture analyses. In addition, our systems can fragment molecular ions to perform exact mass analysis on all fragments to determine molecular structure. FTMS systems are useful for: (a) the study of structure and function of biomolecules including proteins, DNA and natural products; (b) complex mixture analysis including body fluids or combinatorial libraries; (c) high throughput proteomics and metabonomics; and (d) top-down proteomics of intact proteins without the need for enzymatic digestion of the proteins prior to analysis. Since 2003, we have offered next-generation hybrid FTMS systems which combine a traditional external quadrupole mass selector and hexapole collision cell, with a high-performance

FTMS for further ion dissociation, top-down proteomics tools, and ultra-high resolution detection. We offer the following FTMS systems:

Product	Description	Product Introduction
APEX[nc_cad,155][nc_cad,228]QE	Easy-to-use, more compact 7 Tesla hybrid Q-q-FTMS proteomics platform with integrated electron capture dissociation tools for "top-down" proteomics, in which intact proteins are analyzed, and "bottom-up" proteomics, which involves enzymatically digesting proteins into peptides and identifying the protein from measurement of the peptides	2004
APEX-Q™	Q-q-TOF front-end and high-field FTMS magnet of 7, 9.4 or 12 Tesla for ultra-high resolution proteomics	2003
APEX IV™	Compact, ultra-high resolution FTMS system for small molecule analysis. Customizable with several magnetic fields ranging from 4.7-12 Tesla	2002

        ITMS systems measure all ions simultaneously which improves sensitivity relative to older quadrupole mass spectrometers. Ion trap mass spectrometers are useful for: (a) sequencing and identification based on peptide structural analysis; (b) quantitative liquid chromatography mass spectrometry; (c) identification of combinatorial libraries; and (d) generally enhancing the speed and efficiency of the drug discovery and development process. We offer the following ITMS systems:

Product	Description	Product Introduction
esquire6000™	Ion trap system provides standard and high-performance MS and MS(n) for liquid chromatography mass spectrometry applications in drug discovery, drug development, academic research and general LC/MS/MS with an m/z range up to 6,000	2004
esquire4000™	Similar to the esquire6000, but with an m/z range up to 4,000	2004
HCTplus	Next generation high capacity trap, or HCT, with further enhanced ion transmission, storage and detection capabilities and very fast scan speeds	2004
HCT™	Combines high ion storage capacity with very fast scan modes for small molecule analysis as well as proteomics	2003
LC/MSD Trap (sold by Agilent)	Various OEM ion traps sold by Agilent	2001-2004

        Solutions packages and sample preparation robots are designed to enhance throughput of genomics, proteomics and metabonomics analysis. Sales of Bruker Daltonics solutions packages and sample preparation robots are included in sales of our four mass spectrometry platforms, as well as partly in our aftermarket business (see Aftermarket). We offer the following solution packages:

Product	Description	Product Introduction
Proteomics RIMS™	Combines and integrates the data, information and knowledge generated in the proteomics research workflow from complementary mass spectrometry, surface plasmon resonance, NMR and X-ray crystallography technologies. This software product is jointly developed, owned and distributed by us and our affiliate Bruker BioSpin.	2004
ClinProt™	Provides a set of tools for the preparation, measurement and visualization of peptide and protein biomarkers for clinical proteomics	2003
PROTEINEER™	Integrates our mass spectrometers with robotics and bioinformatics to deliver maximum productivity in high-throughput and high-information content expression proteomics, including spot picking from 2-D gels into 96 and 384 micro well plates, automated digestion of proteins, sample preparation for mass spectrometric analysis, and data interpretation	2002
PROTEINEER sp™	The PROTEINEER sp robot enables automated spot picking from 2D gels into 96 and 384 micro well plates	2002
PROTEINEER dp™	The PROTEINEER dp robot enables automated protein digestion and preparation of AnchorChip targets for subsequent MALDI-TOF analysis	2002
ProteinScape™	Organizes all relevant data for larger expression proteomics projects—including gel data, mass spectra, process parameters, and search results.	2002
GENOLINK™	Expands PROTEINEER into an integrated analytical platform for functional genomics. The linked platform supports combined genetics, gene expression and proteomics approaches for discovering disease markers and drug targets	2001

  Nuclear, Biological and Chemical (NBC) Detection

        We sell a wide range of portable analytical and bioanalytical detection systems and related products for NBC detection. Our customers use these devices for nuclear, biological agent and chemical agent defense applications, anti-terrorism, law enforcement and process and facilities monitoring. Our NBC detection products use many of the same technology platforms as our life sciences products, as well as some completely different technologies, such as infrared remote detection, or ion mobility spectrometry for handheld chemical detectors. For example, we developed our esquire products using the same ion trap technology used in our chemical and biological mass spectrometers. We also provide integrated, comprehensive detection suites which include our multiple detection systems, consumables, training and simulators. Sales of NBC detection systems contributed revenue of

$12.9 million, $17.6 million and $9.0 million in 2003, 2002 and 2001, respectively. Our related products, all of which were introduced prior to 2004, include:

Product	Description
CBMS (Chemical/ Biological MS)	Mobile ion trap MS for automated classification of biological pathogens and identification of chemical agents
MM-1 (Mobile MS)	Mobile MS for automatic detection of chemical substances
RAID™ Series	Portable and stationary automated ion mobility detectors for chemical agents detection
EM640™ Series	Transportable MS for emergency response
Viking 573™	Portable gas chromatography MS for law enforcement
RAPID/HAWK™	Long-range infrared detector for chemical substance clouds
SVG-2™	Solid-state radiation detector
NIGAS™	Non-intrusive neutron activation detector for chemical component analysis in closed containers and old artillery ammunitions
OPAG 22™	Remote infra-red sensor for atmospheric pollutants
APSIS™	Systems for PCR amplification of DNA for the identification of bacterial and viral biological warfare agents

  Bruker Daltonics' Aftermarket

        In addition to new systems sales, Bruker Daltonics generates revenue from consumables, automation and separation products, training and services, and bioinformatics and software. Bruker Daltonics aftermarket sales contributed revenue of $27.6 million, $17.0 million and $15.1 million in 2003, 2002 and 2001, respectively.

        Consumables provide an increasing recurring revenue stream as our installed systems base grows. We sell consumables for processing, purifying and preparing samples prior to mass spectrometric analyses as well as consumables for collecting samples for NBC detection.

        Following our standard twelve-month warranty, we also generate service revenues from our customers through service contracts, repair calls, training and other support services. Service revenue is generated either through post-warranty service contracts or on-demand service calls. The number of customers entering into service contracts varies by geographic region. Additionally, for Bruker Daltonics' NBC detection systems, we have developed training products, including complete system simulator installations.

        In addition to providing service, consumables and replacement parts, we generate recurring revenue through the sale to our customers of a variety of accessory items. Among other things, we have introduced automated control software to integrate separation devices and robotics into our solutions, we provide bioinformatics software to generate useable information from large volumes of raw data, and we offer intuitive data acquisition and analysis software on a Windows NT platform to make our systems accessible to non-experts. Finally, we provide system upgrades to customers who desire to upgrade, rather than replace, older systems.

Bruker AXS

  Analytical X-ray

        Bruker AXS' X-ray systems integrate powerful detectors with advanced X-ray sources, computer-controlled positioning systems, sample handling devices and data collection and analysis software to acquire, analyze and manage elemental and molecular information. These integrated solutions address many of the matter characterization and structure needs of the life science, pharmaceutical, raw material and research industries across a broad range of applications. We provide high speed, sensitive systems for a variety of areas, including three-dimensional structure determination, protein crystal screening and molecular structure determination for the emerging structural proteomics market as well as the small molecule drug discovery market. Additionally, we provide high-speed, automated systems for elemental analysis as well as high throughput, cost-effective systems for other areas, including combinatorial screening. We also sell other systems such as thermal analyzers. Sales of analytical X-ray and other systems contributed revenue of $79.7 million, $78.8 million and $60.4 million in 2003, 2002 and 2001, respectively.

        Bruker AXS' systems are based on the following three core X-ray technology applications:

  •
  SCD—Single crystal X-ray diffraction, often referred to as X-ray crystallography;

  •
  XRD—Polycrystalline X-ray diffraction, often referred to using the term X-ray diffraction; and

  •
  XRF—X-ray fluorescence, also called X-ray spectrometry.

        SCD systems determine the three-dimensional structures of molecules in the chemical, mineral or biological substance being studied. SCD systems have the capability to determine structure in both small chemical molecules and larger biomolecules. SCD systems direct an X-ray beam at a solid, single crystal sample. The atoms in the crystal sample scatter the X-rays to create a precise diffraction pattern recorded by an electronic detector. Software then reconstructs a model of the structure and provides the unique arrangement of the atoms in the sample. This information on the exact arrangement of atoms in the sample is a critical part of molecular analysis and can provide insight into a variety of areas, including how a protein functions or interacts with a second molecule. Our SCD systems combine high sensitivity and rapid data collection to quickly generate accurate structures for use in the life sciences industry, academic research and a variety of other applications. We offer the following SCD systems:

Product	Description	Product Introduction
Proteomics RIMS™	Proteomics RIMS combines and integrates the data, information and knowledge generated in the proteomics research workflow from complementary mass spectrometry, surface plasmon resonance, NMR and X-ray crystallography technologies. This software product is jointly developed, owned and distributed by us and our affiliate Bruker BioSpin.	2004
APEX II™ CCD	Next generation CCD detector, developed in collaboration with Fairchild Imaging Systems exclusively for use in our instruments, with lower noise, higher sensitivity and wider dynamic range as well as electronics which are user selectable for ultra-fast or ultra-low noise readout	2004
SMART APEX II™	Next generation system, with three-axis goniostat and APEX II CCD, for structural determination of small molecules	2004

KAPPA APEX II™	Next generation system, with flexible four-axis kappa goniostat and APEX II CCD, for structural determination of small molecules	2004
Discovery Partners' Crystal Farm™	Integrated incubation and imaging system for high throughput protein crystallization automation. Bruker AXS is the worldwide distributor for Discovery Partners' Crystal Farm™ line of protein crystallography products. The Crystal Farm is combined with Bruker AXS' PROTEUM X-ray system, MICROSTAR X-ray source and BruNo robotic sample handler to create a complete system to produce and evaluate protein crystal structures	2003
MICROSTAR™	High brilliancy X-ray source for structural biology applications in home lab environment	2003
X8 APEX™	Highly sensitive APEX detector with four-axis kappa goniometer for 3D structure determination of small molecules such as drugs	2002
X8 PROTEUM™	Rotating anode generator based lab system with highest sensitivity CCD detector and four-axis kappa goniometer for 3-D structural determination of biological macromolecules	2002
BruNo™ Robotics	Robotic sample handling of frozen protein crystals for high throughput screening and data collection	2002
Montel 200 Optics	X-ray optics coupled with high power laboratory X-ray sources for structural proteomics applications	2002
PROTEUM™ SW suite	WINDOWS based software for protein data acquisition and analysis	2001
PROTEUM™ 300	Large 300mm diameter lens-coupled CCD detector for structural proteomics and synchrotron applications	2001
PROTEUM™ R	Rotating anode generator based lab system with SMART 6000 detector system for biological crystallography	2000
SMART APEX™	Highly sensitive APEX detector with three-axis D8 goniometer for 3-D structural determination of small molecules	1999
KAPPA CCD	Kappa goniometer-based 90 mm CCD system for 3-D structural determination of small molecules	1996
FR 591	9 and 15 KW high power X-ray source for high intensity X-ray beam for structural proteomics applications	1994

        XRD systems direct single wavelength X-rays at a polycrystalline sample. The atoms in the polycrystalline sample scatter the X-rays to create a unique diffraction pattern recorded by a detector. Computer software processes the pattern and produces many different types of information, including stress, texture, qualitative and quantitative phase composition, crystallite size, percent crystallinity and layer thickness, composition, defects and density of thin films and semiconductor material. Our XRD systems combine modular, high precision and high quality ergonomic designs with broad applications for use in basic research and industrial process control. They contribute to a reduction in the development cycles for new products in the catalyst, polymer, electronic, optical material and semiconductor industries. Customers also use our XRD systems for analyses in a variety of other fields, including forensics, art and archaeology. We offer the following XRD systems:

Product	Description	Product Introduction
D8 SuperSpeed™ Solutions	High-speed and high throughput analysis based on turbo high power X-ray source technology	2003
VANTEC-1™ Detector	New, general purpose high speed detector for all diffraction applications	2003
NanoSTAR™	Small angle X-ray scattering for analysis of polymers, biological materials, fibers, and nanopowders in solutions of 10 to 1,000 Angstroems	2003
D8 FOCUS™	Entry-level system for quantitative and qualitative powder diffraction applications	2003
D8 ADVANCE™	General purpose diffraction system for quantitative and qualitative analysis of polycrystalline samples	2003
D8 DISCOVER™, Series II	High resolution diffraction system for semiconductor and thin film analysis	2002
D8 DISCOVER CST™	Diffraction system with high-speed 2D detector system for combinatorial screening of libraries in life science and materials research	2002
D4 ENDEAVOR™	Fully enclosed high throughput general purpose diffraction system for quantitative and qualitative analysis of polycrystalline samples	2001

        XRF systems determine the elemental composition of a material and provide a full qualitative and quantitative analysis. These systems direct X-rays at a sample, and the atoms in the sample absorb the X-ray energy. The elements in the sample then emit characteristic X-rays which are unique for each element. The system collects the X-rays, and its software analyzes the resulting data to determine the elements which are present. Our XRF products provide complete analysis automation solutions on a turn-key basis in response to the industrial marketplace demand for automated, controlled production processes that reduce product and process cost, increase output and improve product quality. Our XRF products cover substantially all of the periodic table and can analyze solid, powder or liquid samples. In addition, our XRF products require minimal sample preparation. We offer the following XRF systems:

Product	Description	Product Introduction
EQUA ALL	Solutions tool which enables quantification of elements in all concentration ranges when combined with the S2 RANGER	2004
S2 RANGER™	All-in-one benchtop ED-XRF spectrometer for elemental analysis	2002
S4 PIONEER™	High performance spectrometer for use in demanding process control and quality assurance applications	2001
S4 EXPLORER™	High performance plug-and-analyze X-ray fluorescence spectrometer for elemental analysis	1999

  Bruker AXS' Aftermarket

        In addition to new system sales, Bruker AXS generates revenues from sales of service, consumables and related products. Bruker AXS aftermarket sales contributed revenue of $34.2 million, $25.5 million and $22.2 million in 2003, 2002 and 2001, respectively. We believe our high-quality customer service gives us a competitive advantage by enhancing the Bruker AXS brand and customer loyalty.

        Given the demands our products face in the field, general maintenance and replacement of consumables such as X-ray tubes and other parts is routine. We supply a large quantity of replacement X-ray tubes to customers over the lives of our systems. Following our standard twelve-month warranty, we also generate service revenues from our customers through service contracts, repair calls, training and other support services. Service revenue is generated either through post-warranty service contracts or on-demand service calls. The number of customers entering into service contracts varies by geographic region.

        In addition to providing service, consumables and replacement parts, we generate recurring revenue through the sale to our customers of a variety of accessory items, including sample handling devices, temperature and pressure control devices, enhanced X-ray optics and software packages. Finally, we provide system upgrades to customers who desire to upgrade, rather than replace, older systems.

Research and Development

        We commit substantial capital and resources to internal and collaborative research and development in order to provide innovative solutions to our customers. Within Bruker BioSciences, we conduct research primarily to enhance the reliability and performance of existing products and to develop new products. We expensed $38.0 million, $30.6 million, and $26.2 million in 2003, 2002, and 2001, respectively, for research and development purposes.

        Our research and development is conducted in the relevant product groups within the Bruker Daltonics and Bruker AXS businesses as well as in collaboration with one another on common topics such as microfluidics, automation and workflow management software.

        Bruker Daltonics maintains technical competencies in core mass spectrometry technologies and capabilities, including MALDI and ESI ion sources; TOF, TOF/TOF, and MS analyzers; microfluidics; automation; and software. Recent projects included:

  •
  developing new MALDI and ESI ion sources to solve sensitivity, ease of use and throughput constraints;

  •
  improving and coupling mass analyzers for more detailed protein characterization;

  •
  improving our microfluidics technology to achieve greater sensitivity in MALDI analyses;

  •
  creating more automated solutions for specific proteomics and metabonomics applications; and

  •
  developing new software solutions to improve ease of use and data quality.

        The research is primarily conducted at our facilities in Billerica, MA, U.S.A., Bremen, Germany, and Leipzig, Germany. Bruker Daltonics accepts some sponsored research contracts from external agencies such as government or private sources. Historically, we have been the recipient of significant government grants from the German government for various projects for early-stage research and development. We have generally retained at least non-exclusive rights to any items or improvements we develop under these grants. The German government requires that we use and market technology developed under grants in order to retain our rights to the technology. In 2003, 2002, and 2001, we received government-sponsored research and development grants in the aggregate amounts of $1.3 million, $0.2 million, and $0.9 million.

        Bruker AXS maintains technical competencies in core X-ray technologies and capabilities, including detectors used to sense X-ray diffraction patterns; X-ray sources and optics that generate and focus the X-rays; robotics and sample handling equipment which hold and manipulate the experimental material; and software that generates the structural data. Recent projects included:

  •
  refining next generation high brilliancy optics and microsources;

  •
  developing new X-ray sources for X-ray diffraction and protein crystallography applications;

  •
  creating a high sensitivity area detector system; and

  •
  developing other solution-based technologies and software application solutions.

        Bruker AXS accepts some sponsored research contracts, mainly from private sources. The research is primarily conducted at our facilities in Madison, WI, U.S.A., Karlsruhe, Germany, Delft, the Netherlands, and Yokohama, Japan.

Customers

        We have a broad and diversified global life and materials science customer base. Our life science customer base is composed primarily of end-users and includes pharmaceutical, biotechnology, proteomics, agricultural biotechnology, molecular diagnostics and fine chemical companies, as well as commercial laboratories, university laboratories, medical schools and other not-for profit research institutes and government laboratories. We sell our X-ray materials research products to the above customer groups as well as to a number of semiconductor, polymer, automotive, cement, steel, aluminum and combinatorial materials design companies. Our customers generally do not have a need to buy numerous systems at one time, and historically we have not depended on any single customer in the sale of our systems. No single customer accounted for more than 10% of revenue in any of the last three fiscal years.

Sales and Marketing

        We maintain direct sales forces throughout most of North America, the European Union, and Japan. We have well equipped application and demonstration facilities and qualified application personnel who assist customers and provide product demonstrations in specific application areas. We maintain our primary demonstration facilities at our production facilities as well as in key markets elsewhere.

        We also utilize indirect sales channels to reach customers. We have various international distributors and independent sales representatives, including affiliated companies and various representatives in parts of Asia, Latin America, and Eastern Europe. These distributors provide coverage in areas where we do not have direct sales personnel. In addition, we have adopted a distribution business model where we engage in strategic distribution alliances with other companies to address certain market segments. Bruker Daltonics maintains primary distribution alliances with Agilent and Sequenom. As part of its strategic alliance with Agilent, Bruker Daltonics manufactures an ion trap mass spectrometer which Agilent incorporates into its liquid chromatography mass spectrometry systems for distribution into various industrial markets. Through Sequenom, Bruker Daltonics sells high throughput and medium throughput MALDI-TOF mass spectrometers into emerging industrial and clinical genomics markets for high throughput and medium throughput DNA and SNP analysis. Additionally, Bruker AXS is the worldwide distributor for Discovery Partners' Crystal Farm line of protein crystallography products. The Crystal Farm is combined with Bruker AXS' PROTEUM X-ray system, MICROSTAR X-ray source and BruNo robotic sample handler to create a complete system to produce and evaluate protein crystal structures.

Sales Cycle

        Bruker Daltonics.    The typical time between Bruker Daltonics' first customer contact and its receipt of a customer's order for life science systems is three to six months for most product lines. However, this sales cycle can be in excess of a year when a customer must budget the product into an upcoming fiscal year. NBC detection products can have multi-year sales cycles for large production contracts.

        Bruker AXS.    The typical sales cycle for Bruker AXS' products is six to twenty-four months. The sales cycle is twelve to twenty-four months for academic products and six to twelve months for industrial products. The length of Bruker AXS' sales cycles is primarily dependent on the budgeting cycles of its customers.

Intellectual Property

        Our intellectual property consists of patents, copyrights, trade secrets, know-how and trademarks. Protection of our intellectual property is a strategic priority for each segment of our business because of the length of time and expense associated with bringing new products through the development process and to the marketplace. We have a substantial patent portfolio, and we intend to file additional patent applications as appropriate. We believe our owned and licensed patent portfolio provides us with a competitive advantage. This portfolio permits us to maintain access to a number of key technologies. We license our owned patent rights where appropriate. We intend to enforce our patent rights against infringers if necessary.

        The patent positions of life sciences tools companies involve complex legal and factual questions. As a result, we cannot predict the enforceability of our patents with certainty. In addition, we are aware of the existence from time to time of patents in certain countries which, if valid, could impair our ability to manufacture and sell products in these countries.

        Bruker Daltonics is a party to an agreement dated as of August 10, 1998 with Indiana University's Advanced Research and Technology Institute (IU-ARTI), which is the technology transfer arm of Indiana University, pursuant to which we have been granted an exclusive license to specified patent rights and products including three patents that relate to time-of-flight mass spectrometry. We pay IU-ARTI royalties under this agreement and have agreed to allow IU-ARTI to utilize any improvements that we make to the licensed products for research and educational purposes on a non-exclusive, royalty-free basis. IU-ARTI may terminate the agreement if we default on our obligations or become bankrupt. We may terminate the agreement with six months notice. The license granted by the agreement expires at the later of August 10, 2008 or expiration of the licensed patent rights. In connection with a previous collaboration agreement between Bruker Daltonics and IU-ARTI, IU-ARTI has agreed to perform experiments for Bruker Daltonics, as requested, in exchange for a flat fee and a percentage fee of any sales of products developed for us by IU-ARTI.

        Bruker Daltonics is also a party to an agreement with Applied Biosystems Group, an Applera Corporation business, and IU-ARTI. The agreement is for the licensing of a portfolio of significant mass spectrometry patents. As part of the agreement, we have been appointed the exclusive agent for licensing this combined intellectual property to the life-science industry. These patent portfolios relate to MALDI-TOF mass spectrometry and cover the significant technology called Space-Velocity Correlation Focusing (SVCF), or Delayed Extraction. This technology improves both accuracy and sensitivity, and is implemented in most modern MALDI-TOF systems. As licensing agent for IU-ARTI's SVCF patents, we have granted Applied Biosystems a sub-license in exchange for multi-year payments. Bruker Daltonics and Applied Biosystems also have cross-licensed each other on their respective patent portfolios related to this technology. In addition, as exclusive licensing agent, Bruker Daltonics has granted Waters Corporation a sub-license for a portfolio of these SVCF patents owned by Indiana

University, Applied Biosystems and Bruker Daltonics, in exchange for a one-time technology access fee and multi-year payments.

        Bruker Daltonics had been involved in patent litigation with a competitor, Finnigan, a subsidiary of Thermo Electron Corporation, since December 31, 1996. In August 2001, we entered into a comprehensive settlement agreement for this litigation that provided for the dismissal of all pending suits, the waiving of all damages, and a framework of licensing and arbitration for potential future disputes between the companies in the field of ion trap mass spectrometry.

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

        Our management considers Bruker BioSciences, Bruker Daltonics, Daltonics, Bruker AXS, and AXS to be our material trademarks, all of which are registered in the U.S..

        We are a party to various government contracts. Under some of these government contracts, the government may receive license or similar rights to intellectual property developed under the contract. However, under government contracts we enter we generally receive no less than non-exclusive rights to any items or technologies we develop.

Government Contracts

        Although we transact business with various government agencies, we believe that no government contract is of such magnitude that a renegotiation of profits or termination of the contract or subcontracts at the election of the government would have a material adverse effect on the Company's financial results.

Competition

        Our existing products and any products that we develop may compete in multiple, highly competitive markets. Many of our potential competitors in these markets have substantially greater financial, technical and marketing resources than we do. They may offer or succeed in developing products that could render our products or those of our strategic partners obsolete or noncompetitive. In addition, many of these competitors have significantly greater experience in the life sciences market. Our ability to compete successfully will depend on our ability to develop proprietary products that reach the market in a timely manner and are technologically superior to and/or are less expensive, or more cost effective, than other currently marketed products. Current competitors or other companies may possess or develop technologies and products that are more effective than ours. Our technologies and products may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors.

        Bruker Daltonics competes with a variety of companies that offer mass spectrometry-based systems along each of our product lines. Bruker Daltonics competitors in the life sciences area include Applied Biosystems, Amersham Biosciences, Waters, Thermo Electron (which includes Finnigan), Shimadzu/Kratos, Ciphergen, Hitachi, JEOL and various automation companies. Bruker Daltonics' NBC detection markets are highly fragmented, and we compete with a number of companies in this area. The most significant competitor is Smith Detection (UK).

        Bruker AXS competes with companies that offer analytical X-ray solutions. Bruker AXS primarily competes with Rigaku (a private Japanese company) and Panalytical (formerly a division of Philips, now a division of Spectris, a public U.K. company). Other competitors produce products based on some of the technology platforms that we utilize; however, none of them produce products utilizing all of our major technology platforms. Some of them have a greater market share than we have in particular technology platform areas.

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

Manufacturing and Supplies

        Our manufacturing facilities are certified under ISO 9001, the most rigorous of the international quality standards. We manufacture and test our mass spectrometry and NBC detection products at our facilities in Billerica, MA, U.S.A., Bremen, Germany, and Leipzig, Germany. In addition, we manufacture and test our X-ray products at our facilities in Madison, WI, U.S.A., Karlsruhe, Germany, and Yokohama, Japan. Manufacturing processes at our facilities in Germany include all phases of manufacturing, including machining, fabrication, subassembly, system assembly, and final testing. All other facilities primarily perform high-level assembly, system integration, and final testing. We outsource the manufacturing of many major subassemblies. We believe outsourcing enables us to reduce fixed costs and capital expenditures while also providing us with the flexibility to increase production capacity. As part of a restructuring program initiated in the third quarter of 2003, we are presently phasing out production and final test at two smaller production sites in Switzerland and The Netherlands. We expect to complete such phase-out by the middle of 2004.

        We purchase material and components from various suppliers that are either standard products or built to our specifications. We obtain some of the components included in our products from a limited group of suppliers or from a single-source supplier for items such as CCD area detectors, X-ray tubes, magnets, ion traps, robotics and infrared optics, among other things. In 1998, Bruker AXS commenced collaboration with Fairchild Imaging, Inc. for the development of CCD area detectors for use in chemical and biological X-ray crystallography. While Fairchild Imaging owns the chip included in the detector, Bruker AXS has exclusive rights for use of the chip in the SCD and XRD fields, subject to minimum purchase requirements. Bruker AXS also owns the rights to the camera in which the chip is placed. Bruker AXS has an ongoing collaboration with the Siemens AG X-ray tube division (now Siemens Medical Solutions Vacuum Technology Division) in Germany for the development of X-ray tubes. Bruker AXS is also cooperating with Siemens for the supply of varying types of high power X-ray tubes. Additionally, Bruker AXS has a joint development with Siemens for a lower-power high performance XRF X-ray tube. Bruker AXS has the exclusive right to purchase these lower-power tubes, subject to minimum purchase requirements, until December 2006. Bruker Daltonics purchases approximately 90% of its magnets from a single supplier, Magnex, and also obtains certain key components for the manufacture of its ion traps from Agilent, the sole supplier of these components. In addition, Bruker Optics, an affiliated company, is the sole developer and supplier of certain infrared optics and electronics technology used in Bruker Daltonics' HAWK and RAPID NBC detection systems.

Government Regulation

        We are required to comply with federal, state, and local environmental protection regulations. We do not expect for such compliance to have a significant impact on our capital spending, earnings, or competitive position.

        Bruker Daltonics possesses low-level radiation licenses for facilities in Billerica, MA, U.S.A., and Leipzig, Germany. Bruker AXS possesses low-level radiation materials licenses from the Nuclear Regulatory Commission for our facility in Madison, Wisconsin, from the local radiation safety authority, Gewerbeaufsichtsamt Karlsruhe, for our facility in Karlsruhe, Germany, from the local radiation safety authority, Ministerie van Volkshuisvesting, Ruimtelijke Ordening en Miliuebeheer, for our facility in Delft, the Netherlands, and from the local radiation safety authority, Kanagawa Prefecture, for our facility in Yokohama, Japan, as well as from various other countries in which we sell our products. The U.S. Nuclear Regulatory Commission also has regulations concerning the exposure of our employees to radiation.

        Prior to introducing a product in the U.S., Bruker AXS provides notice to the Food and Drug Administration, or FDA, in the form of a Radiation Safety Abbreviated Report, which provides identification information and operating characteristics of the product. If the FDA finds that the report is complete, it provides us approval in the form of what is known as an accession number. We may not market a product until we have received an accession number. In addition, we submit an annual report to the FDA that includes, among other things, the radiation safety history of all products we sell in the U.S. We are required to report to the FDA incidents of accidental exposure to radiation arising from the manufacture, testing or use of any of our products. We also report to state governments products which we sell in their states. For sales in Germany, we register each system with the local authorities. In some countries where we sell systems, we use the license we obtained from the federal authorities in Germany to assist us in obtaining a license from the country in which the sale occurs. In addition, as indicated above, we are subject to various other foreign and domestic environmental, health and safety laws and regulations in connection with our operations. Apart from these areas, we are subject to the laws and regulations generally applicable to businesses in the jurisdictions in which we operate.

Working Capital Requirements

        To effectively operate our business, we are required to hold significant demonstration inventory and finished goods in-transit. We have well equipped application and demonstration facilities and qualified application personnel who assist customers and provide product demonstrations in specific application areas. We maintain our primary demonstration facilities at our production facilities as well as in key markets elsewhere. In total, we held $22.6 million and $19.2 million of demonstration inventory at December 31, 2003 and 2002, respectively. In addition, we recognize revenue upon customer acceptance. Therefore, a significant percentage of our inventory represents systems shipped but not yet accepted by the customer. Such "finished goods in-transit" were $20.1 million and $23.4 million at December 31, 2003 and 2002, respectively. There are no credit terms extended to customers that would have a material adverse effect on our working capital.

Employees

        As of March 8, 2004, we employed approximately 1,279 full-time and part-time employees worldwide; 260 in the U.S. and 1,019 employees outside the U.S., located primarily in Europe.

Financial Information about Geographic Areas and Segments

        Financial Information about our geographic areas and segments required by Item 1 of Form 10-K may be found in Note 10 to our Financial Statements in this Form 10-K, included as part of Item 8 to this report. Financial information about our revenues from external customers, measure of profit and total assets required by Item 1 of Form 10-K is included in our Financial Statements in this Form 10-K included as part of Item 8 to this report.

ITEM 2. PROPERTIES

        The location and general character of our principal properties by segment as of December 31, 2003 are as follows:

Bruker Daltonics

        Bruker Daltonics' three principal facilities are located in Billerica, Massachusetts, in Bremen, Germany and in Leipzig, Germany. These facilities, which incorporate manufacturing, research and development, application and demonstration, marketing and sales and administration functions for the mass spectrometry and substance detection businesses of Bruker Daltonics, include:

  •
  an owned 90,000 square foot facility in Billerica, Massachusetts;

  •
  an owned 180,000 square foot facility in Bremen, Germany, which includes a 120,000 square foot extension of our existing 60,000 square foot Bremen facility, completed in early 2002; and

  •
  an owned 60,000 square foot facility in Leipzig, Germany.

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

Bruker AXS

        Bruker AXS' three principal facilities are in Madison, Wisconsin, Karlsruhe, Germany, and Yokohama, Japan. These facilities, which incorporate manufacturing, research and development, application and demonstration, marketing and sales and administration functions for the analytical X-ray business of Bruker AXS, include:

  •
  an owned 43,000 square foot facility in Madison, Wisconsin;

  •
  an owned 97,000 square foot facility in Karlsruhe, Germany; and

  •
  a leased 15,000 square foot facility in Yokohama, Japan.

        We lease additional centers for sales, applications and service support in: Delft, The Netherlands (Bruker Nonius BV); Congleton, United Kingdom (Bruker AXS Ltd.); Paris, France (Bruker AXS SA); Salzburg, Austria (Bruker AXS GmbH); Milano, Italy (Bruker AXS S.r.L.); Johannesburg, South Africa (Bruker AXS (Pty) Ltd.); São Paulo, Brazil (Bruker AXS do Brasil Ltda.); Singapore (Bruker AXS Pte Ltd.); Geesthacht, Germany (Incoatec GmbH) and Beijing, People's Republic of China (Bruker AXS Representative Office).

ITEM 3. LEGAL PROCEEDINGS

        We may, from time to time, be involved in legal proceedings in the ordinary course of business. We are not currently involved in any pending legal proceedings that, either individually or taken as a whole, are reasonably likely in our judgment to materially harm our business, prospects, results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock has been traded on the Nasdaq National Market since August 4, 2000, the date that our common stock was first offered to the public. Prior to that time, there was no public market for our common stock. Prior to our merger with Bruker AXS Inc., our common stock traded under the symbol "BDAL." Since the consummation of the merger on July 1, 2003, our common stock has traded under the symbol "BRKR." The following table sets forth, for the period indicated, the high and low sale prices for our common stock as reported on the Nasdaq National Market.

	High	Low
First Quarter 2003	$5.10	$2.59
Second Quarter 2003	$5.69	$2.63
Third Quarter 2003	$6.77	$4.36
Fourth Quarter 2003	$5.55	$4.20
	High	Low
First Quarter 2002	$18.25	$8.63
Second Quarter 2002	$10.40	$3.93
Third Quarter 2002	$6.39	$2.95
Fourth Quarter 2002	$6.10	$4.25

        As of March 12, 2004, there were approximately 79 holders of record of our common stock. This number does not include the individual beneficial owners of shares held in nominee name or within clearinghouse positions of brokerage firms and banks. The Nasdaq official close price per share of our common stock on March 12, 2004, as reported by the Nasdaq National Market, was $5.50.

        We have never declared or paid cash dividends on our capital stock. We currently anticipate that we will retain all available funds for use in our business and do not anticipate paying any cash dividends in the foreseeable future. The terms of some of our outstanding indebtedness prohibit us from paying cash dividends.

        On August 3, 2000, our registration statement on Form S-1 (No. 333-34820) was declared effective by the Securities and Exchange Commission. Pursuant to the registration statement, we offered and sold 9,200,000 shares of our common stock at an initial public offering price of $13 per share, generating gross offering proceeds of approximately $119.6 million. The managing underwriters were UBS Warburg LLC, CIBC World Markets and Thomas Weisel Partners LLC. In connection with the offering, we incurred $8.4 million in underwriting discounts and commissions, and approximately $1.5 million in other related expenses. The net proceeds from the offering, after deducting the foregoing expenses, were approximately $110.0 million. No payments or expenses were paid to directors, officers or affiliates of the Company or 10% owners of any class of equity securities of the Company. We have used a portion of the net proceeds of the offering to fund our continuing research and development activities, for working capital purposes, facility expansions and other general corporate purposes. Additionally, we have used approximately $7.0 million of the net proceeds to pay off a portion of our outstanding bank debt. The balance is invested in a variety of interest-bearing instruments including investment-grade corporate bonds, commercial paper and money market accounts.

ITEM 6. SELECTED FINANCIAL DATA

        On July 1, 2003, we merged with Bruker AXS, a company under common control and we were the surviving corporation in that merger. We then formed two operating subsidiaries, Bruker Daltonics and Bruker AXS, into which we transferred substantially all of the assets and liabilities, except cash, which formerly belonged to us and Bruker AXS. See Note 5 to the audited financial statements included elsewhere in this report. The consolidated statements of operations data for each of the years ended December 31, 2003, 2002 and 2001 and the consolidated balance sheet data as of December 31, 2003 and 2002 have been derived from our audited financial statements included elsewhere in this report and reflect the consolidation of the historical financial results of us and Bruker AXS. The combined statement of operations data for the years ended December 31, 2000 and 1999 and the consolidated and combined balance sheet data as of December 31, 2001, 2000 and 1999 have been derived by combining amounts from our and Bruker AXS' historical audited financial statements included in each company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Historical results are not necessarily indicative of future results. The data presented below have been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States and should be read with the consolidated and combined financial statements and schedules, including the notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Combined/Consolidated Statements of Operations Data:
Product revenue	$259,381	$220,440	$174,353	$142,877	$120,780
Other revenue	1,298	218	926	1,830	4,070
Net revenue	260,679	220,658	175,279	144,707	124,850
Total costs and operating expenses	270,360	215,012	173,905	141,870	121,067
Operating (loss) income	(9,681)	5,646	1,374	2,837	3,783
(Loss) income before cumulative effect of change in accounting principle, net of tax	(17,554)	(6,185)	2,687	2,795	1,439
Net (loss) income available to common shareholders	(17,554)	(6,802)	(3,338)	2,795	1,439
Net (loss) income per share available to common shareholders	$(0.22)	$(0.09)	$(0.05)	$0.04	$0.02

        In 2003, the Company recorded other special charges of $11.7 million in connection with the merger with Bruker AXS. In 2002, the Company recorded a $10.9 million charge due to the write-down of investments in other companies.

	As of December 31,
	2003	2002	2001	2000	1999
Combined/Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$76,837	$99,562	$118,918	$97,089	$4,825
Working capital	142,025	159,669	166,222	122,770	24,728
Total assets	351,031	342,153	301,164	226,354	107,278
Total debt	44,961	35,768	17,408	26,270	29,586
Other long-term liabilities	13,507	15,881	14,414	22,841	26,854
Total shareholders' equity	202,426	185,398	181,053	126,242	12,541

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion and analysis of our financial condition and results of operations together with "Selected Financial Data" and our financial statements and schedules and related financial notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under "Factors Affecting Our Business, Operating Results and Financial Condition" and elsewhere in this report.

OVERVIEW

Bruker BioSciences

        We are the parent company of Bruker Daltonics Inc. and Bruker AXS Inc. Bruker Daltonics is a leading developer and provider of innovative life science tools based on mass spectrometry. Bruker AXS is a leading developer and provider of life science and advanced materials research tools based on X-ray technology. In July 2003, we merged with Bruker AXS Inc., a company under common control, and we were the surviving corporation in that merger.

        As a result of the merger we believe we can enhance our leading position as a tools provider in the proteomics marketplace. We are attempting to cross-sell our life-science mass spectrometry and X-ray products in order to generate incremental revenues. In addition, we are eliminating redundant public company costs and we expect to reduce other costs through streamlining our support functions. The merger also allowed us to consolidate some of our global production sites as we strive to improve our profitability. Our business strategy includes focusing on innovative product and solution development, while gradually expanding our global distribution and customer support capability.

        The merger also created potential challenges and risks for us. Although affiliates, we and Bruker AXS have historically operated our businesses autonomously. We are currently working to integrate select corporate functions and to facilitate communication and cooperation. However, we are not attempting to consolidate research and development, marketing and sales, or production and service of the two operating companies, as we believe that this could be detrimental to both operating companies. In addition, we cannot be certain that we will be able to coordinate previously autonomous departments in accounting, finance, and administrative functions. We must endeavor to expand and integrate certain information and management systems. In addition, the integration process itself could cause disruption in our business. If we are not successful in the integration process, we may not be able to realize all of the cost savings and benefits that were expected to result from the merger.

Bruker Daltonics

        The performance of our Bruker Daltonics business is driven by its product lines in life-science mass spectrometry and NBC detection. In 2003, Bruker Daltonics continued to gain momentum in life-science mass spectrometry, as many of our earlier product introductions drove continued revenue and market share growth. Our MALDI-TOF/TOF systems continued to do well, as did our new high-capacity ion trap and our unique hybrid Q-q-FTMS. We also experienced favorable customer reception for our new benchtop ESI-TOF system, as well as for our ClinProt™ solution for biomarker discovery and clinical proteomics. We expect to continue our growth in life-science mass spectrometry in 2004.

        The positive trends in Bruker Daltonics' sales in 2003 were partially offset by soft sales in NBC detection systems. NBC detection systems are heavily dependent upon large contracts with government agencies. During 2002, Bruker Daltonics recognized revenue on a large contract with the U.S. Army.

This contract was not replaced in 2003 with a similar-sized contract and thus, NBC detection sales declined in 2003. However, based on trends in the business, we expect improvement in NBC detection revenue in 2004.

Bruker AXS

        The performance of our Bruker AXS business is driven by its product lines in SCD, XRD, XRF and thermal analyzers. Bruker AXS experienced softness in X-ray system sales in 2003 primarily due to softness in life science, or SCD, sales. Increased revenues for our elemental composition and thermal analyzer systems, as well as aftermarket sales, partially offset the decline in life science sales. In the second quarter of 2003, we introduced the MICROSTAR high brilliancy X-ray source in an effort to regain momentum in SCD.

        Our core lines in XRD, or materials research, were relatively flat in 2003. In order to regain growth in this market, we introduced new D8 systems with integrated, high-power X-ray source technology originated from the MAC Science acquisition. Combined with our new VANTEC-1™ X-ray detector technology, these new D8 Super Speed™ solutions provide higher speed and sensitivity compared to other available products in the market. We believe that these products will assist our growth throughout 2004.

        The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and schedules and the related notes to those statements contained in Item 8 of this Annual Report on Form 10-K.

        Statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations which express that we "believe", "anticipate", "expect" or "plan to", as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995 and involve known risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, those factors discussed in "Factors Affecting Our Business, Operating Results and Financial Condition" set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report.

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

        On June 27, 2003, the merger was approved by our shareholders and the shareholders of Bruker AXS, and on July 1, 2003, the merger was consummated. Upon consummation of the merger, each outstanding share of common stock of Bruker AXS was converted into the right to receive, at the election of the holder, either 0.63 of a share of our common stock or consideration intended to be of substantially equivalent value, payable 75% in our common stock and 25% in cash.

        In connection with the merger, we formed two operating subsidiaries, Bruker Daltonics and Bruker AXS, into which we transferred substantially all of the assets and liabilities, except cash, which formerly belonged to us and Bruker AXS. As a result of the merger, we have two reportable operating segments: our subsidiaries Bruker Daltonics and Bruker AXS.

        The merger represents a business combination of companies under common control due to the majority ownership of both companies by five related individuals as an affiliated shareholder group. As a result, the merger, as it relates to the shares of Bruker AXS owned by these affiliated shareholders (approximately 69%), was accounted for in a manner similar to a pooling-of-interest, or at historical carrying value. The acquisition of the shares of the non-affiliated shareholders (approximately 31%) was accounted for using the purchase method of accounting, or at fair value, in a manner similar to the acquisition of a minority interest. Any excess purchase price of the interest not under common control over the fair value of the related net assets was accounted for as goodwill.

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

        The purchase price for the 31% minority interest acquired has been allocated to the net assets acquired on a pro rata basis in accordance with SFAS No. 141, "Business Combinations." Accordingly, intangible assets acquired were allocated as follows: $1.5 million to existing technology and related patents which have an estimated weighted-average useful life of four years, $0.3 million to customer relationships which have a weighted-average useful life of five years and $0.3 million to trade names which have a weighted-average useful life of ten years.

        In addition, $2.5 million of acquired intangible assets was assigned to in-process research and development projects (IPR&D) that were written off at the date of acquisition in accordance with FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method." The write-off is included in other special charges on the Consolidated Statements of Operations.

        The IPR&D projects included next generation high brilliancy optics and microsources, new X-ray sources for X-ray diffraction and protein crystallography applications, high sensitivity area detector systems, and other solution-based technologies and software application projects. At the time of acquisition, these projects were at various stages of completion, ranging from 40-85%. These projects were expected to be completed during 2003 and 2004 at an estimated cost of $1.1 million.

        The following table provides information regarding the current status of IPR&D projects and actual costs incurred as of December 31, 2003 (dollars in thousands):

IPR&D Project	Estimated Cost to Complete	Actual Costs Incurred as of December 31, 2003	Estimated Fair Value	Estimated Completion Date
X-ray sources	$166	$239	$390	Q4 2003
Optics and microsources	111	—	261	Q1 2004
Detector systems	696	468	1,636	Q1 2004
Other	83	35	195	Q2 2004

Total	$1,056	$742	$2,482

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

        There is minimal risk to us that these projects will not be completed in the timeframes noted above, as the most complex aspects of the projects have already been completed. Since each project will result in technologies that can be individually integrated into our system platforms, we will have greater flexibility in bringing each projects technology to the market.

        In conjunction with the merger, we formulated a plan to consolidate some of our production and exit certain activities in our life science X-ray business. The production capacity for the life science systems produced at the Bruker Nonius facility in Delft, The Netherlands, has been outsourced or absorbed within other facilities throughout the Company. As a result of the restructuring activities, we recorded approximately $2.2 million in purchase accounting liabilities and reserves. Approximately $1.5 million, or 69%, of the purchase accounting liabilities and reserves were charged to other special charges or cost of product revenue for inventory reserves and the remaining $0.7 million, or 31%, was included in the allocation of the purchase price as goodwill. The purchase accounting liabilities and reserves included $0.8 million of severance costs for approximately 19 employees, $1.0 million as a reserve for inventory that will no longer be used in production and $0.4 million of costs to upgrade X-ray systems that will no longer be produced and other miscellaneous restructuring costs. We anticipate that severance and other payments payable in connection with the plan will be made within the next 12 months.

        Charges against the purchase accounting liabilities and reserves recorded in connection with these activities were as follows (in thousands):

	Severance	Inventory	Customer Upgrades and Other	Total
Balance, July 1, 2003	$765	$1,023	$370	$2,158
Cash payment	(41)	—	(171)	(212)
Non-cash charge	—	(822)	—	(822)
Currency impact	78	23	10	111

Balance, December 31, 2003	$802	$224	$209	$1,235

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

Restructuring Charges

        Our subsidiary, Bruker AXS, implemented a restructuring program during the year ending December 31, 2002 in order to reduce costs and improve productivity by eliminating redundant positions, streamlining production and initiating cost reduction programs in all operating areas. As a result, we recorded a restructuring charge of approximately $1,767,000 ($1,043,000, net of tax) in the year ended December 31, 2002. In 2003, we recorded an additional restructuring charge of $122,000. This charge included an increase in the workforce reduction accrual of $294,000 related to additional costs associated with the early retirement program in Germany. This increase was offset by a reduction in the contractual obligations accrual of $172,000 due to the fact that we renegotiated the penalties for terminating a contract for outsourced information technology services.

        The following table summarizes the restructuring charge activity and the balance of the restructuring accrual as of December 31, 2003 (in thousands):

	Workforce Reduction	Production Operations	Contractual Obligations	Engineering Inventory	Total
Balance, December 31, 2001	—	—	—	—	—
New charges	$458	$699	$465	$145	$1,767
Cash payments	(84)	—	(172)	—	(256)
Non-cash charges	—	(699)	—	(145)	(844)
Currency impact	16	—	20	—	36

Balance, December 31, 2002	390	—	313	—	703
Cash payments	(202)	—	(161)	—	(363)
Other	294	—	(172)	—	122
Currency impact	77	—	20	—	97

Balance, December 31, 2003	$559	$—	$—	$—	$559

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

        We believe the following critical accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment.

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

  •
  Warranty costs.  We normally provide a one-year parts and labor warranty with the purchase of equipment. The anticipated cost for this one-year warranty is accrued upon recognition of the sale and is included as a current liability on the accompanying balance sheets. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, the warranty accrual will increase, resulting in a decreased gross profit.

  •
  Revenue recognition.  We recognize revenue from system sales, including hardware with embedded software, when a product is accepted by the customer. As such, revenue recognition is dependent on the timing of shipment and is subject to customer acceptance and readiness. If shipments are not made on scheduled timelines or the products are not accepted by the customer, our reported revenues may differ materially from expectations. When products are sold through an independent distributor, a strategic distribution partner or an unconsolidated affiliated distributor which assumes responsibility for installation, we recognize the system sale when the products are shipped and title has transferred to the distributor. Our distributors do not have price protection rights or rights to return; however, our products are warranted to be free from defect for a period of one year. Revenue from accessories and parts is recognized upon shipment, and revenue from services when performed.

  •
  Income taxes.  We estimate the degree to which tax assets and loss carry-forwards will result in a benefit based on expected profitability by tax jurisdiction, and provide a valuation allowance for tax assets and loss carry-forwards that we believe will more likely than not go unused. If it becomes more likely than not that a tax asset or loss carryforward will be used, we reverse the related valuation allowance. If our actual future taxable income by tax jurisdiction vary from estimates, additional allowances or reversals of reserves may be necessary.

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

RESULTS OF OPERATIONS

        The following tables set forth certain items and discussions based on our results of operations for the three years ended December 31, 2003 (dollars in thousands).

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net Revenue:

	2003	2002	Change	Percentage Change
Bruker Daltonics	$146,749	$116,368	$30,381	26.1%
Bruker AXS	113,930	104,290	9,640	9.2

Bruker BioSciences	$260,679	$220,658	$40,021	18.1%

        Bruker Daltonics' net revenue increased by $30.4 million, or 26.1%, in 2003 compared to 2002. Of this increase, approximately $17.7 million, or 15.2%, resulted from currency fluctuations. Organic growth of 10.9% is primarily due to an increase in mass spectrometry system sales, particularly within our ion trap and TOF product lines, and aftermarket business of consumables and service contracts. We also experienced an increase of $1.1 million in our grant revenue which is the result of the timing of receipts from various projects for early-stage research and development projects funded by grants from the German government. These increases were partially offset by a decline in our NBC detection business. Life science systems revenue, NBC detection systems revenue and aftermarket revenue as a percentage of Bruker Daltonics' product revenue were 72%, 9% and 19%, respectively, in 2003 compared to 70%, 15% and 15%, respectively, in 2002.

        Bruker AXS' net revenue increased by $9.6 million, or 9.2%, in 2003 compared to 2002. Of this increase, approximately $12.9 million, or 12.3%, resulted from currency fluctuations. Excluding currency effects, Bruker AXS' net revenue declined 3.1%. The decline in net revenue excluding currency effects was driven by a decline in SCD system sales. This decline was partially offset by increases in XRF system, thermal analyzer, and aftermarket revenues. Aftermarket revenues consist of extended warranties and service agreements, replacement parts, accessories, software packages, upgrades, repair calls, support services and training. Analytical X-ray and other systems and aftermarket sales as a percentage of Bruker AXS' product revenue were 70% and 30%, respectively, in 2003 compared to 76% and 24%, respectively in 2002.

Cost of Product Revenue:

	2003	Percentage of Product Revenue	2002	Percentage of Product Revenue	Change	Percentage Change
Bruker Daltonics	$76,079	52.3%	$55,872	48.1%	$20,207	36.2%
Bruker AXS	68,755	60.3	63,114	60.5	5,641	8.9

Bruker BioSciences	$144,834	55.6%	$118,986	54.0%	$25,848	21.7%

        Bruker Daltonics' cost of product revenue increased by $20.2 million, or 36.2%, in 2003 compared to 2002. Of this increase, approximately 22.1% is attributable to foreign currency exchange rates. The increase also is driven in part by increased sales. The increase is also attributable to an unprofitable contract with the U.K. Ministry of Defense ("MOD"), which resulted in product revenue of $2.9 million and cost of product revenue of $2.8 million, or a 0.9% increase in cost of product revenues. The remainder of the increase is due to the change in the mix of sales to third party customers and distributors.

        Bruker AXS' cost of product revenue increased by $5.6 million, or 8.9%, in 2003 compared to 2002. Of this increase, approximately 11.9% is attributable to foreign currency exchange rates. The net decrease of 3% is partially due to lower sales. Also reducing the cost of product revenues were lower installation and warranty costs and sales to lower cost distributors, as well as improved productivity related to our aftermarket sales. Offsetting in part cost of product revenue improvements during 2003 was a write-off of $1.0 million of inventory resulting from the restructuring of the X-ray life science business. Cost of product revenues as a percentage of product revenues also increased for our X-ray life science systems due to overcapacity in our production operations.

Sales and Marketing:

	2003	Percentage of Product Revenue	2002	Percentage of Product Revenue	Change	Percentage Change
Bruker Daltonics	$32,747	22.5%	$26,806	23.1%	$5,941	22.2%
Bruker AXS	27,673	24.3	21,340	20.5	6,333	29.7

Bruker BioSciences	$60,420	23.2%	$48,146	21.8%	$12,274	25.5%

        Bruker Daltonics' sales and marketing expense increased by $5.9 million, or 22.2%, in 2003 compared to 2002. This increase is primarily due to unfavorable currency effects that resulted in approximately 12.4% of the 22.2% increase. The remainder of the increase is attributable to costs incurred on commissions from higher sales, an increase in headcount and increase in amortization expense related to our demonstration inventory.

        Bruker AXS' sales and marketing expense increased by $6.3 million, or 29.7%, in 2003 compared to 2002. This increase is primarily due to unfavorable currency effects that resulted in approximately 14.7% of the 29.7% increase. The increase is also attributable to increased amortization expense related to our additional demonstration inventory and higher commissions to distributors and other representatives due to increased sales through these channels.

General and Administrative:

	2003	Percentage of Product Revenue	2002	Percentage of Product Revenue	Change	Percentage Change
Bruker Daltonics	$8,121	5.6%	$7,009	6.0%	$1,112	15.9%
Bruker AXS	8,803	7.7	8,265	7.9	538	6.5
Corporate	411	—	—	—	411	100.0

Bruker BioSciences	$17,335	6.7%	$15,274	6.9%	$2,061	13.5%

        Bruker Daltonics' general and administrative expense increased by $1.1 million, or 15.9%, in 2003 compared to 2002. This increase is primarily due to currency effects that resulted in 10.2% of the 15.9% increase. The remainder of the increase is due primarily to additional overhead costs for the two new facilities in the U.S. and Germany that were completed at the end of 2002.

        Bruker AXS' general and administrative expense increased by $539,000, or 6.5%, in 2003 compared to 2002. This increase is primarily due to currency effects that resulted in 13.1% of the 6.5% increase. The increase also is attributable to increased amortization expense for acquired intangible assets. These increases were offset in part by the elimination of public company costs in the second half of the year as a result of our July 1, 2003 merger.

        Bruker BioSciences corporate charges were $411,000 and related to public company costs such as legal fees, audit fees and directors and officers insurance for the second half of the year.

Research and Development:

	2003	Percentage of Product Revenue	2002	Percentage of Product Revenue	Change	Percentage Change
Bruker Daltonics	$26,267	18.1%	$20,734	17.9%	$5,533	26.7%
Bruker AXS	11,759	10.3	9,903	9.5	1,856	18.7

Bruker BioSciences	$38,026	14.6%	$30,637	13.9%	$7,389	24.1%

        Bruker Daltonics' research and development expense increased $5.5 million, or 26.7%, in 2003 compared to 2002. This increase is attributable primarily to increased investment in research and development which we expect to result in new product introductions in 2004 and 2005. A large research and development project that is being funded in part by a research and development grant in Germany also contributed to the increase. Bruker Daltonics receives income of 50% on the actual expenses incurred on behalf of this grant that is recorded in other revenue in the Consolidated Statement of Operations. The grant is expected to continue into 2004. Netting the grant revenue received in 2003 against total research and development expense for the year, Bruker Daltonics' research and development expense as a percent of product revenue would have been 17.2%. The remainder of the change is due to currency effects resulting in approximately 16.5% of the 26.7% increase.

        Bruker AXS' research and development expense increased $1.9 million, or 18.7%, in 2003 compared to 2002. This increase relates to currency effects that resulted in approximately 11.8% of the 18.7% increase. Additionally, there was an increase in licensing fees paid to a third-party software developer. This increase was offset in part by a reduction in headcount and the timing of the purchasing of materials.

        We project and track our research and development expenditures by project only on a selective basis. For example, we identified research and development expenditures for IPR&D. As such, we are not able to estimate the expenditure requirements to complete our research and development projects currently in process. We do expect that future research and development expenditures will be consistent with historical levels of research and development expenditures.

        Reversal of Liability Accrual.    Bruker BioSciences reversed a liability accrual of $1.9 million in the year ended December 31, 2003. During the third quarter of 2001, Bruker Daltonics had a reserve of $1.9 million for liquidated damages pursuant to a contract with the U.K. Ministry of Defense ("MOD"). We disputed the applicability of liquidated damages and believed that we were owed additional development funding by the MOD. During the fiscal year ended December 31, 2003, our Swiss and German subsidiaries delivered product which met the specifications of the contract. As such, we have an understanding with the MOD such that it will not pursue any further claims for liquidated damages, other than those previously paid, pursuant to the contract and that we will not pursue our claims for the recovery of additional research and development expenses incurred in connection with the contract. Therefore, the reserve of $1.9 million for liquidated damages was reversed during the second quarter of 2003.

        Other Special Charges.    Other special charges for the year ended December 31, 2003 were $11.7 million compared to $2.0 million in 2002. During the fiscal year ended December 31, 2003, we incurred $11.7 million of merger related charges, including cash charges for merger transaction costs of $6.4 million and cash restructuring charges of $0.9 million incurred in conjunction with the consolidation of manufacturing sites. The 2003 merger related costs also included the non-cash charges for write-off of acquired in-process research and development of $2.5 million, goodwill and other intangibles write-off of $1.2 million, and impairment charges of $0.7 million related to acquired assets. Bruker Daltonics incurred $2.9 million of other special charges mainly for merger transaction costs. Bruker AXS incurred $8.8 million for the remaining special charges in connection with the merger.

        Interest and Other Income (Expense), Net.    Interest and other income (expense) for the year ended December 31, 2003 was $1.0 million, compared to $(9.3) million in 2002. The difference relates primarily to a $(10.9) million charge we incurred during 2002 relating to the write-down of our investments in certain proteomics content companies. In addition, part of the increase is due to appreciation on the fair value of derivative financial instruments. These increases were offset in part by lower interest income, which has declined as a result of the lower interest earned on our cash and short-term investments during 2003, lower gains on foreign currency transactions and a loss on disposal of equipment.

        Minority Interest in Consolidated Subsidiaries.    Minority interest in consolidated subsidiaries for the year ended December 31, 2003 was $(853,000) compared to $(212,000) in 2002. The minority interest in subsidiaries represents the minority shareholders' proportionate share of net income (loss) for the fiscal year ended December 31, 2003 and 2002. For the twelve months ended December 31, 2003 and 2002, the minority interest relates primarily to the proportionate share of net loss for minority shareholders of 31% of Bruker AXS Inc. for the first six months of 2003 and for the year 2002, as well as 25% of

Baltic Scientific since our acquisition in April 2003 and 49% of InCoatec GmbH since our acquisition in February 2002.

        Provision for Income Taxes.    The provision for income taxes for the year ended December 31, 2003 was $9.7 million, compared to $2.8 million in 2002. The effective tax rate was 112% for the year ended December 31, 2003, compared to 77% for 2002. The income tax provision is determined by applying an estimated effective tax rate to income before income taxes. The estimated effective income tax rate is based on the Company's pretax income, permanent book/tax differences and tax credits. The significant variation from the customary effective tax rate of approximately 38% is due to the valuation allowance of $9.6 million recorded against deferred tax assets. A full valuation allowance was recorded against the deferred tax assets in the U.S. due to cumulative losses incurred in the U.S. in recent years. In addition, we did not record a tax benefit on $6.4 million of merger related charges including acquired research and development, merger transaction costs, restructuring charges, write-off of goodwill and other intangible assets, and the impairment of acquired assets for 2003.

        Cumulative Effect of Change in Accounting Principle.    We adopted SFAS No. 142, "Goodwill and Other Intangible Assets," in the first quarter of fiscal 2002. Under the transitional provisions of SFAS No. 142, we tested goodwill and intangible assets with indefinite useful lives for impairment as of January 1, 2002 pursuant to the method prescribed by SFAS No. 142. We completed the transitional impairment tests in the third quarter of 2002, which resulted in recording an impairment loss of $1.0 million ($0.6 million, net of tax). In accordance with the transitional provisions of SFAS No. 142, the impairment loss was recorded in the first quarter of 2002 as a cumulative effect of change in accounting principle. The goodwill impairment loss related to our Bruker Nonius reporting unit of Bruker AXS, which was acquired in April 2001. Changes in the market and economic conditions since the date of acquisition resulted in an impairment to the goodwill allocated to Bruker Nonius.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net Revenue:

	2002	2001	Change	Percentage Change
Bruker Daltonics	$116,368	$92,691	$23,677	25.5%
Bruker AXS	104,290	82,588	21,702	26.3

Bruker BioSciences	$220,658	$175,279	$45,379	25.9%

        Bruker Daltonics' net revenue increased by $23.7 million, or 25.5%, in 2002 compared to 2001. Of this increase, approximately $4.6 million, or 5.0%, resulted from currency fluctuations. The increase in total product revenue is related to continuing growth of all our life science product lines. During 2002, we also saw significant growth in our NBC detection system sales due to a large CBMS contract, in excess of $10.0 million, for the U.S. Army. Life science systems revenue, NBC detection systems revenue and aftermarket revenue as a percentage of product revenue were 70%, 15% and 15%, respectively, in 2002 as compared to 74%, 10% and 16%, respectively, in 2001.

        Bruker AXS' net revenue increased by $21.7 million, or 26.3%, in 2002 compared to 2001. Of this increase, approximately $8.3 million related to our X-ray diffraction systems; specifically, the market's acceptance of the D8 DISCOVER CC and D4 ENDEAVOR accompanied by strong sales of our existing D8 ADVANCE. In addition, the S4 PIONEER, an X-ray fluorescence system, was introduced in the fourth quarter of 2001 and resulted in an increase in sales of $4.7 million. Approximately $4.7 million of the increase in sales related to our acquisition of MAC Science. The remainder of the increase was due primarily to a $3.2 million increase in aftermarket and other sales. Aftermarket and other sales consist of extended warranty and service agreements, replacement parts, accessories, software packages, upgrades, repair calls, support services and training. Currency fluctuations on net sales for the fiscal year ended December 31, 2002 had a favorable impact of $3.4 million, or 4.1%, on our revenues. Analytical X-ray and other systems and aftermarket sales as a percentage of product revenue were 76% and 24%, respectively, in 2002 compared to 73% and 27%, respectively, in 2001.

Cost of Product Revenue:

	2002	Percentage of Product Revenue	2001	Percentage of Product Revenue	Change	Percentage Change
Bruker Daltonics	$55,872	48.1%	$43,588	47.5%	$12,284	28.2%
Bruker AXS	63,114	60.5	51,063	61.8	12,051	23.6

Bruker BioSciences	$118,986	54.0%	$94,651	54.3%	$24,335	25.7%

        Bruker Daltonics' cost of product revenue increased by $12.3 million, or 28.2%, in 2002 compared to 2001. This increase is attributable to the increase of our inventory reserve by approximately $700,000. The increase in the reserve mainly related to items within our slower growth product lines, including the NBC detection business. Excluding this charge, our 2002 cost of product revenue would have been approximately 47.5%.

        Bruker AXS' cost of product revenue increased by $12.1 million, or 23.6%, in 2002 compared to 2001. This increase was due to the overall growth in system sales. In addition, approximately $2.8 million of this increase was due to the acquisition of MAC Science. Further, currency fluctuations increased our cost of sales by approximately $2.1 million as compared to the prior year. The gross margin on sales was 39.5% in 2002 compared to 38.2% in 2001. The improvement in gross margin was driven particularly by improved performance in our APEX and PROTEUM single crystal diffraction product lines. In addition, our redesign to cost initiatives improved our margins in our X-ray diffraction systems, particularly our D8 products.

Sales and Marketing:

	2002	Percentage of Product Revenue	2001	Percentage of Product Revenue	Change	Percentage Change
Bruker Daltonics	$26,806	23.1%	$21,711	23.7%	$5,095	23.5%
Bruker AXS	21,340	20.5	16,792	20.3	4,548	27.1

Bruker BioSciences	$48,146	21.8%	$38,503	22.1%	$9,643	25.0%

        Bruker Daltonics' sales and marketing expense increased by $5.1 million, or 23.5%, in 2002 compared to 2001. This increase relates primarily to significant new product introductions during the first and second quarters of 2002 and the cost associated with the rollout of these products and a general increase in our business. The decline as a percentage of product revenues is related to our increasingly effective leveraging of our selling and marketing expenses against the increase in product revenues.

        Bruker AXS' sales and marketing expense increased by $4.5 million, or 27.1%, in 2002 compared to 2001. This increase was primarily due to an increase in sales commissions and employee costs due to higher sales levels. In addition, approximately $0.9 million of this increase related to the acquisition of MAC Science. Currency fluctuations increased marketing and selling expenses by $0.8 million.

General and Administrative:

	2002	Percentage of Product Revenue	2002	Percentage of Product Revenue	Change	Percentage Change
Bruker Daltonics	$7,009	6.0%	$6,007	6.5%	$1,002	16.7%
Bruker AXS	8,265	7.9	5,298	6.4	2,967	56.0

Bruker BioSciences	$15,274	6.9%	$11,305	6.5%	$3,969	35.1%

        Bruker Daltonics' general and administrative expense increased by $1.0 million, or 16.7%, in 2002 compared to 2001. Although general and administrative expenses as a percentage of product revenue decreased, general and administrative expenses have remained relatively consistent with the overall increased sales growth of Bruker Daltonics. The increase in the total amount of general and administrative expenses relates to an increase in costs incurred in 2002 associated with several business development projects.

        Bruker AXS' general and administrative expense increased by approximately $3.0 million, or 56.0%, in 2002 compared to 2001. This increase was due to approximately $1.7 million of costs related to being a public company, including insurance, legal fees, filing fees and other costs. In addition, approximately $0.5 million of this increase related to the acquisition of MAC Science. Currency fluctuations increased general and administrative expenses by $0.2 million.

Research and Development:

	2002	Percentage of Product Revenue	2001	Percentage of Product Revenue	Change	Percentage Change
Bruker Daltonics	$20,734	17.9%	$18,468	20.1%	$2,266	12.3%
Bruker AXS	9,903	9.5	7,744	9.4	2,159	27.9

Bruker BioSciences	$30,637	13.9%	$26,212	15.0%	$4,425	16.9%

        Bruker Daltonics' research and development expense increased by approximately $2.3 million, or 12.3%, in 2002 compared to 2001. The overall dollar increase relates to the development of certain new projects, which were incorporated into our product line throughout 2003. Although research and development expense increased, research and development expense as a percentage of product revenue decreased. This decline in research and development expense as a percentage of product revenues is in line with our business strategy and due primarily to increased product revenue.

        Bruker AXS' research and development expense increased by approximately $2.2 million, or 27.9%, in 2002 compared to 2001. Approximately $1.7 million of the increase was due to the expansion of research and development projects, specifically material purchases for these projects. In addition, research and development expenses increased by $0.5 million due to the acquisition of MAC Science. Currency fluctuations increased research and development expenses by $0.3 million. As a percentage of net sales, research and development expenses increased to 9.5% for the year ended December 31, 2002 from 9.4% for the year ended December 31, 2001.

        We project and track our research and development expenditures by project only on a selective basis. For example, we identify research and development expenditures for IPR&D. As such, we are not able to estimate the expenditure requirements to complete our research and development projects currently in process. We do expect that future research and development expenditures will be consistent with historical levels of research and development expenditures.

        Other Special Charges.    Other special charges were $2.0 million in 2002 compared to $3.2 million in 2001.

        Bruker Daltonics' other special charges for 2002 consist of a $700,000 charge to increase a contract reserve for the cost of completing an existing contract with the U.K. Ministry of Defense as well as a $500,000 charge related to a restructuring charge which was primarily related to a workforce reduction of approximately 50 employees. The charge consisted primarily of employee severance, professional fees and outplacement services. During the second quarter of 2002, the Company booked approximately $1.5 million for these anticipated costs, and then recorded a credit of approximately $1.0 million against this reserve during the third and fourth quarters of 2002 to reflect a revised estimate for the actual employee severance costs. In 2002, there was also a $1.0 million credit relating to a reversal of a previously established reserve from our patent litigation with Thermo Finnigan. The reserve was reduced by $1.0 million during 2002 as a result of the final settlement of this litigation.

        In addition, as Bruker Daltonics reported for the third quarter of 2001, we recorded a loss on provision charge of $1.5 million in connection with liquidated damages pursuant to the MOD contract. At December 31, 2001, the balance was $1.7 million due to foreign currency adjustments. As discussed previously, these issues have been resolved. This charge was offset by a litigation credit of $1.9 million.

        Bruker AXS, in the third quarter of 2002, implemented a restructuring program to reduce costs and improve productivity by eliminating redundant positions, streamlining production and initiating cost reduction programs in all operating areas. As a result, we recorded a restructuring charge of approximately $1.8 million ($1.0 million, net of tax). Of the total restructuring charge, approximately $0.5 million related to involuntary and voluntary employee termination benefits for personnel reductions in all operating areas. Under the restructuring program, we reduced our workforce by approximately 19 employees, or approximately 5% of the total workforce in the United States, Germany and United Kingdom. The restructuring charge also included approximately $0.7 million for the write-off of property and equipment as a result of ceasing production at a facility located in the United Kingdom. Beginning in the fourth quarter of 2002, all products that were produced in the United Kingdom are being produced at the production facility in Germany. In addition, approximately $0.5 million of the restructuring charge consisted of penalties for terminating contracts for outsourced inventory and information technology services which we now provide internally. The remaining $0.1 million consisted of engineering inventory that was written off as a result of the termination of a research and development project.

        In 2001, Bruker AXS wrote off $3.6 million of in-process research and development costs related to the acquisition of Bruker Nonius.

        Interest and Other Income (Expense), Net.    Interest and other income (expense) for the year ended December 31, 2002 was $(9.3) million, compared to $2.3 million in 2001. The increase in expenses relates to a $(10.9) million write-down of our investments in three non-affiliated proteomics companies as well as a foreign currency exchange loss for the year of $1.5 million. During the year, we earned interest income of approximately $1.8 million and paid approximately $(1.3) million in interest expense. Our interest income on our short-term investments declined in 2002 due to the use of cash to complete the expansion of our United States and Germany facilities as well as due to a reduced rate of return.

        Minority Interest in Consolidated Subsidiaries.    Minority interest in consolidated subsidiaries of $(212,000) and $(427,000), on the statement of operations for the year ended December 31, 2002 and 2001, primarily represents the minority public shareholders' proportionate share of net loss for 31% of Bruker AXS for 2002 and 2001, as well as 49% of InCoatec GmbH since February 2002.

        Provision for Income Taxes.    The provision for income taxes increased $1.4 million, or 98.6%, to $2.8 million compared to $1.4 million in 2001. The effective tax rate was 77% for the year ended December 31, 2002 and 38% for 2001. The income tax provision is determined by applying an estimated effective tax rate to income before income taxes. The estimated effective income tax rate is based on the Company's pretax income, permanent book/tax differences and tax credits. The significant variation from the customary effective tax rate rate of approximately 38% is primarily due to recording a valuation allowance on our deferred tax assets for the write-down of investments in other companies and foreign tax credits.

        Cumulative Effect of Change in Accounting Principle.    We adopted SFAS No. 142, "Goodwill and Other Intangible Assets," in the first quarter of fiscal 2002. Under the transitional provisions of SFAS No. 142, we tested goodwill and intangible assets with indefinite useful lives for impairment as of January 1, 2002 pursuant to the method prescribed by SFAS No. 142. We completed the transitional impairment tests in the third quarter of 2002, which resulted in recording an impairment loss of $1.0 million ($0.6 million, net of tax). In accordance with the transitional provisions of SFAS No. 142, the impairment loss was recorded in the first quarter of 2002 as a cumulative effect of change in accounting principle. The goodwill impairment loss related to our Bruker Nonius reporting unit of Bruker AXS, which was acquired in April 2001. Changes in the market and economic conditions since the date of acquisition resulted in an impairment to the goodwill allocated to Bruker Nonius.

LIQUIDITY AND CAPITAL RESOURCES

        Presently, we anticipate that our existing capital resources will meet our operating and investing needs at least through the end of 2004. As of December 31, 2003, we had cash and cash equivalents of $62.6 million and working capital of $143.9 million. Historically, we have financed our growth through a combination of debt financing and issuance of common stock.

        As of December 31, 2003, the Company has approximately $22.2 million of net operating loss carryforwards available to reduce future taxable income. These losses have various expiration dates through 2023. The Company also has research and development tax credits of approximately $2.7 million available to offset future tax liabilities that expire at various dates through 2023.

        During the fiscal year ended December 31, 2003, net cash used in operating activities was $6.1 million, which improved in comparison to net cash of $10.7 million used in operating activities during the fiscal year ended December 31, 2002. This was primarily due to our accounts receivable and inventory growing at a slower rate than our sales volume. We have made improvements in our cash collection efforts for accounts receivable and have more efficiently managed our inventories by reducing our lead times. Our improvements in accounts receivable and inventories were offset by decreases in other current liabilities, primarily income taxes payable, contingent liabilities and customer advances. Our use of cash during the year ended December 31, 2002 was primarily due to increases in accounts receivable and inventories related to sales growth. During the year ended December 31, 2001, we used $13.6 million in cash flow from operations. Our use of cash was primarily due to increases in accounts receivable and inventories. These increases were partially offset by increased accounts payable and other current liabilities.

        For the year ended December 31, 2003, cash flow used for investing activities totaled $10.4 million, compared to $17.3 million cash generated for the year ended December 31, 2002. We used $5.5 million of cash during the fiscal year ended December 31, 2003 for capital expenditures, which were principally related to improvements of existing assets. In 2004, we expect to continue to make capital investments which will focus on enhancing the efficiency of our operations and supporting our growth. In 2003, we also used $5.5 million of cash in the purchase of businesses and minority interest related to our merger with Bruker AXS Inc.

        Cash flow used in financing activities totaled $8.1 million for the year ended December 31, 2003, compared to $19.0 million cash generated for the year ended December 31, 2002. We used $10.8 million for a cash payment to our shareholders in connection with the Bruker AXS Inc. merger. In December 2002, we entered into a demand revolving line of credit with Citizens Bank in the United

States in the amount of $2.5 million. This line, which is secured by portions of our inventory, receivables and equipment in the United States, is used to support working capital and has no expiration date. We also maintain revolving lines of credit of approximately $30.4 million with German banks and Japanese banks. Both of the German and Japanese lines of credits are unsecured. As of December 31, 2003, there was approximately $16.4 million outstanding on our U.S., German, and Japanese lines of credit. Bruker AXS has an interest rate swap that, until January 1, 2003, was designated as an effective hedge for accounting purposes. Bruker AXS pays a 4.6% fixed rate of interest and receives a variable rate of interest based on the Bond Market Association Municipal Swap Index. The contract has a $2.2 million notional value which decreases in conjunction with the IRB payment schedule until the swap and IRB agreements terminate at December 2013.

        We have both short-term and long-term notes payable with outstanding balances aggregating $28.6 million as of December 31, 2003. The interest rates on our notes payable range from 1.00% to 5.10%.

        In connection with some of our outstanding debt, we are required to maintain certain financial ratios and meet other financial criteria. Additionally, we are subject to a variety of restrictive covenants that require bank consent if not met. As of December 31, 2003, the latest measurement date, we were in compliance with all financial covenants.

        In 2002, we repurchased 457,200 shares of Bruker Daltonics Inc. common stock and 192,422 shares of Bruker AXS Inc. common stock, at an average price of $5.10 and $3.93, respectively, in accordance with the terms of our stock repurchase plans. The Bruker AXS Inc. share number is a post-merger number which gives effect to the merger share exchange ratio. Our stock repurchase plan, announced August 26, 2002, authorizes us to repurchase up to one million shares of our common stock. During the fiscal year ended December 31, 2003, we did not repurchase any shares.

        In July 2003, we increased our outstanding shares by 31.5 million to 86.0 million due to the merger with Bruker AXS. In conjunction with the merger, we paid $16.3 million to Bruker AXS shareholders who elected to receive 25% of their outstanding shares in cash. See Note 5 for further details regarding the merger.

        Our future capital uses and requirements depend on numerous factors, including our success in selling our existing products, our progress in research and development, our ability to introduce and sell new products, our sales and marketing expenses, our need to expand production capacity, costs associated with possible acquisitions, expenses associated with unforeseen litigation, regulatory changes, competition and technological developments in the market. We estimate our future capital expenditures to be approximately $5.5 million for 2004.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

        Our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments are included in the following table as of December 31, 2003 (in thousands).

Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Short-term borrowings	$16,369	$16,369	$—	$—	$—
Operating lease obligations	7,266	2,214	3,667	1,385	—
Long-term debt	28,592	2,218	2,449	15,314	8,611
Pension	6,886	—	11	180	6,695

Total	$59,113	$20,801	$6,127	$16,879	$15,306

        Disclosures regarding these obligations are located in our Financial Statements included in this Annual Report on Form 10-K.

TRANSACTIONS WITH RELATED PARTIES

        We are affiliated, through common shareholders, with several other entities which use the Bruker name. Pursuant to an omnibus sharing agreement with our affiliates, we have entered into sharing agreements with our affiliates which provide for the sharing of specified intellectual property rights, services, facilities and other related items.

        Sales to related parties which are not subsidiaries of Bruker BioSciences are included in the consolidated financial statements. Such related parties are affiliated sales offices in countries in which we do not have our own distribution network. As such, these sales were primarily for resale of our products only. Sales to related parties are at commercially reasonable arm's length conditions and pricing. These sales amounted to $13.0 million, $16.6 million and $9.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. In addition, we made purchases of products from affiliated entities of $7.1 million, $5.3 million and $3.5 million in the years ended December 31, 2003, 2002 and 2001, respectively.

        We share various general and administrative expenses for items including umbrella insurance policies, accounting services and leases with various related parties. These general and administrative expenses amounted to $1.4 million, $1.2 million and $1.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

        The Company has investments in three non-affiliated companies. The Company recognized sales to these companies, GeneProt, Inc., Cengent Therapeutics and Affinium Pharmaceuticals Inc., of approximately $2.1 million, $0, and $34,000, respectively in 2003, $510,000, $0 and $194,000, respectively, in 2002, and $6.0 million, $300,000 and $400,000, respectively, in 2001. We believe these sales were made under arm's length conditions and in the normal course of business. We made no purchases from any of these companies in 2003, 2002 or 2001.

        On November 28, 2002, we issued 109,800 shares of restricted common stock, par value $0.01 per share, to Dr. Dieter Koch, Managing Director of Bruker Daltonik GmbH and, at the time, a Director of Bruker Daltonics Inc., valued at approximately $593,000 and cash of $593,000, in exchange for his minority interest in Bruker Saxonia Analytik GmbH, a majority-owned subsidiary of Bruker Daltonik GmbH. The shares of our common stock were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(2) of that act.

        The Company paid $1.4 million, $849,000 and $1.0 million to a law firm in which one of its directors is a partner.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are potentially exposed to market risk associated with changes in foreign exchange and interest rates for which we selectively use financial instruments to reduce related market risks. An instrument will be treated as a hedge if it is effective in offsetting the impact of volatility in our underlying exposure. We have also entered into instruments which are not effective derivatives under the requirements of SFAS No. 133 and therefore such instruments are not designated as hedges. All transactions are authorized and executed pursuant to policies and procedures. Analytical techniques used to manage and monitor foreign exchange and interest rate risk include market valuation.

Impact of Foreign Currencies

        We sell products in many countries, and a substantial portion of sales, costs and expenses are denominated in foreign currencies, principally in the euro. In 2003, the U.S. dollar continued to weaken against the euro. This significantly increased our consolidated revenue growth by $30.5 million, or 13.8%, as expressed in U.S. dollars. In the first three months of 2002, the U.S. dollar was strengthening against the euro. However, this trend reversed during the second half of 2002, as the U.S. dollar weakened against the euro. Therefore, during the year ended December 31, 2002, fluctuations in foreign currencies had only a minimal impact on our consolidated revenue growth rate, as expressed in U.S. dollars.

        While we may, from time to time, hedge specifically identified cash flows in foreign currencies using forward contracts, this foreign currency activity historically has not been material. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Realized and unrealized gains and losses on these contracts are recognized in the same period as gains and losses on the hedged items. At December 31, 2003 and 2002, there were no foreign currency forward contracts outstanding. Additionally, there were no material non-functional currency denominated financial instruments that would expose us to foreign exchange risk outstanding at December 31, 2003 and 2002.

        Historically, realized foreign exchange gains and losses have been material. Realized foreign exchange gains (losses) were approximately $1.2 million, $1.5 million and $(263,000) for the fiscal year ended December 31, 2003, 2002 and 2001, respectively. As we expand internationally, we will evaluate currency risks and may continue to enter into foreign exchange contracts from time to time to mitigate foreign currency exposure.

        We have entered into foreign-denominated debt obligations. The currency effects of the debt obligations are reflected in the other income (expense) line on the statement of operations.

        We also have foreign-denominated intercompany borrowing arrangements with our Bruker AXS GmbH subsidiary in Germany that impacted our transaction gains and losses, and intercompany borrowing arrangements with our Bruker Nonius subsidiary in The Netherlands that affected accumulated other comprehensive income. A 10% increase or decrease of the respective foreign exchange rate with our Bruker Nonius subsidiary in The Netherlands would result in a change in accumulated other comprehensive income (loss) of approximately $1.1 million or $(0.9) million, respectively. A 10% increase or decrease of the respective foreign exchange rate with Germany would result in a transaction gain (loss) of approximately $0.5 million or $(0.4) million, respectively.

Impact of Interest Rates

        Our exposure related to adverse movements in interest rates are derived primarily from outstanding floating rate debt instruments that are indexed to short-term market rates and cash equivalents. Our objective in managing our exposure to interest rates is to decrease the volatility that changes in interest rates might have on earnings and cash flows. To achieve this objective, we use a fixed rate agreement to adjust a portion of our debt, as determined by management, that is subject to variable interest rates.

        In the U.S., we have entered into an interest rate swap arrangement to limit the interest rate exposure on our $2.2 million industrial revenue bond to a fixed rate of 4.6%. We pay a 4.6% fixed rate of interest and receive a variable rate of interest based on the Bond Market Association Municipal Swap Index on a $2.2 million notional amount. Net interest payments or receipts are recorded as adjustments to interest expense. In addition, the instrument is recorded at fair market value on our balance sheet, and changes in the fair market value are recorded in current earnings. The fair value of the instrument was a liability of approximately $109,000 and $133,000, net of tax at December 31, 2003 and December 31, 2002, respectively.

        In April 2002, we entered into two derivative financial instruments, a cross currency interest rate swap and an interest rate swap. The cross currency interest rate swap of 2 million euro secures a fixed interest rate of 1.75% per annum until January 4, 2012. The interest rate swap of 3 million euro reduces the 6-month EURIBOR rate by 1.80% per annum until January 4, 2007. We entered into the financial instruments to manage our exposure to interest rates and foreign exchange risk. During the fiscal year ending December 31, 1999, we entered into three financial instruments, an interest rate cap, an interest rate swap and a cross currency interest rate swap. By entering into these financial instruments, we obtained the right to borrow money at lower rates of interest. We continue to hold these financial instruments until we elect to exercise the options to borrow the money. Until the instruments become an effective hedge, the instruments are considered speculative and are marked-to-market. The fair value of the instruments (appreciated) depreciated $(466,000) and $(264,000) for the fiscal year ended December 31, 2003 and 2002, respectively. The fair value of the instruments was an asset (liability) of approximately $151,000 as of December 31, 2003 and $(315,000) as of December 31, 2002.

        A 10% increase or decrease in the average cost of our variable rate debt would not result in a material change in pre-tax interest expense.

Inflation

        We do not believe inflation has had a material impact on our business or operating results during the periods presented.

RECENT ACCOUNTING PRONOUNCEMENTS

        In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 were originally required to be applied for the first interim or annual period beginning after June 15, 2003. However, in October 2003 the FASB deferred the effective date of FIN 46 to the end of the first interim or annual period ending after December 15, 2003 for those arrangements involving special purpose entities entered into prior to February 1, 2003. All other arrangements within the scope of FIN 46 are subject to its provisions beginning in 2004. The Company adopted FIN 46, as required, with no material impact to its consolidated financial position or results of operations. The Company does not believe that the adoption of the remaining provisions of FIN 46 in 2004 will have a material impact on its financial position or results of operations.

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

We may face challenges in integration, which could result in lower than expected synergies from our merger with Bruker AXS.

        We face a number of challenges in merging the operations of Bruker Daltonics and Bruker AXS, which merged in July 2003. Although affiliates, the companies have historically operated their businesses autonomously. We are currently working to integrate certain functions and facilitate communication and cooperation. The following factors will be critical to successfully complete the integration:

  •
  effectively coordinating or consolidating geographically separate organizations and integrating personnel with different business backgrounds and corporate cultures;

  •
  coordinating previously autonomous departments in accounting, finance, and administrative functions, and expanding and integrating information and management systems; and

  •
  minimizing disruption of the integration to the businesses.

        If we are not able to successfully integrate the two businesses, we may not be able to realize all of the cost savings and other benefits that we expect to result from the merger.

Goodwill and other intangible assets are subject to impairment.

        As a result of the merger, we recorded significant goodwill and other intangible assets, which must be continually evaluated for potential impairment. We assess the realizability of the goodwill and other intangible assets annually as well as whenever events or changes in circumstances indicate that the assets may be impaired. These events or circumstances generally include operating losses or a significant decline in the earnings associated with the acquired business. Our ability to realize the value of the goodwill will depend on the future cash flows of the business in addition to how well we integrate the business.

If our products fail to achieve and sustain sufficient market acceptance across their broad intended range of applications in the life sciences, we will not generate expected revenue.

        Our business strategy depends on our ability to successfully commercialize a broad range of products based on mass spectrometry and X-ray technology for use in a variety of life science applications. We have only recently commercially launched many of our current products for sale to these markets, and many of our products have achieved only limited sales. The commercial success of our life science products depends on our obtaining continued and expanding market acceptance of our mass spectrometry and X-ray tools by pharmaceutical, biotechnology and proteomics companies and academic and government research laboratories,among others, across the wide range of applications covered by our product offerings. We may fail to achieve or sustain substantial market acceptance for our products across the full range of our intended life science applications or in one or more of our principal intended life science applications. Any such failure could decrease our sales and revenue. To succeed, we must convince substantial numbers of pharmaceutical and biotechnology companies and other laboratories to replace their existing techniques with mass spectrometry and X-ray techniques employing our systems. Limited funding available for capital acquisitions by our customers, as well as our customers' own internal purchasing approval policies, could hinder market acceptance of our products. Our intended life science customers may be reluctant to make the substantial capital investment generally needed to acquire our products or to incur the training and other costs involved with replacing their existing systems with our products. We also may not be able to convince our intended life science customers that our systems are an attractive and cost-effective alternative to other technologies and systems for the acquisition, analysis and management of molecular information. Because of these and other factors, our products may fail to gain or sustain market acceptance.

Our products compete in markets that are subject to rapid technological change, and most of our products are based on a range of mass spectrometry and X-ray technologies one or more of which could be made obsolete by new technology.

        The market for life science discovery tools is characterized by rapid technological change and frequent new product introductions. Rapidly changing technology could make some or all of our life science product lines obsolete unless we are able to continually improve our existing products and develop new products. Because substantially all of our life science products are based on mass spectrometry and X-ray technology, we are particularly vulnerable to any technological advances that would make either mass spectrometry or X-rays obsolete as the basis for bioanalytical systems in any of our life science markets. To meet the evolving needs of our customers, we must rapidly and continually enhance our current and planned products and services and develop and introduce new products and services. In addition, our product lines are based on complex technologies which are subject to rapid change as new technologies are developed and introduced in the marketplace. We may have difficulty in keeping abreast of the rapid changes affecting each of the different markets we serve or intend to serve. If we fail to develop and introduce products in a timely manner in response to changing technology, market demands or the requirements of our customers, our product sales may decline, and we could experience significant losses.

If we are unable to recover significant development costs of one or more of our products or product lines, our business, results of operations and financial condition may suffer.

        We offer and plan to continue to offer a broad product line and incur and expect to continue to incur substantial expenses for the development of new products and enhanced versions of our existing products. Our business model calls for us to derive a significant portion of our revenues each year from products that did not exist in the previous two years. However, we may experience difficulties which may delay or prevent the successful development, introduction and marketing of new products or product enhancements. The speed of technological change in life science and other related markets we serve may prevent us from successfully marketing some or all of our products for the length of time required to recover their often significant development costs. If we fail to recover the development costs of one or more products or product lines, our business, results of operations and financial condition could be harmed.

If the proteomics market does not grow as expected, we may not meet our growth expectations.

        We expect the proteomics market to fuel the growth of a significant portion of our business. We have invested and expect to continue to invest significant time and resources in the development of new products for this market. If this new and still evolving market does not grow and become established, we may not realize the expected profit from these research and development expenditures. If this market for our products does not grow, our expected growth rate could decline substantially, which could have a material adverse impact on our business, results of operations or financial condition. If we do not address our substantial competitive pressures, our revenues and profitability may suffer.

We face substantial competition.

        We face substantial competition and we expect that competition in all of our markets will increase further. Currently, our principal competition comes from established companies providing products using existing technologies, including mass spectrometry, X-ray technology, NBC detection technologies and other technologies, which perform many of the same functions for which we market our products. Other companies also may choose to enter our field in the future. In addition, some of our technologies indirectly compete for funding with technologies and products provided by some of our affiliates, such as Bruker BioSpin; this competition creates the potential for actual or perceived conflicts of interest. Our competitors may develop or market products that are more effective or commercially attractive than our current or future products or that may render our products obsolete. Many of our competitors have more experience in the life sciences market and substantially greater financial, operational, marketing and technical resources than we do which could give them a competitive edge in areas such as research and development, production, marketing and distribution.

Our ability to compete successfully will depend, in part, on our ability to develop proprietary products that reach the market in a timely manner and are technologically superior to, less expensive than, or more cost-effective than, other currently marketed products.

Our operations are dependent upon a limited number of suppliers and contract manufacturers.

        We currently purchase components used in our mass spectrometry and X-ray systems from a limited number of outside sources. Our reliance on a limited number of suppliers could result in time delays associated with redesigning a product due to an inability to obtain an adequate supply of required components and reduced control over pricing, quality and timely delivery. Any of these factors could adversely affect our revenues and profitability. For example, we currently purchase key components used in our mass spectrometry and X-ray systems from certain suppliers. In particular, Bruker AXS obtains a sophisticated chip for use in its CCD detectors from Fairchild Imaging which, to Bruker AXS' knowledge, is the only source of a chip of this size and quality. Additionally, Bruker Daltonics purchases approximately 90% of its magnets from a single supplier, Magnex, and also obtains certain key components for the manufacture of its ion traps from Agilent, the sole supplier of these components. Because of the scarcity of some components, we may be unable to obtain an adequate supply of components, or we may be required to pay higher prices or to purchase components of lesser quality. Any delay or interruption in the supply of these or other components could impair our ability to manufacture and deliver our products, harm our reputation and cause a reduction in our revenues. In addition, any increase in the cost of the components that we use in our products could make our products less competitive and lower our margins. We may not be able to obtain sufficient quantities of required components on the same or substantially the same terms. Additionally, consolidations among our suppliers could result in other sole source suppliers for us in the future.

Our business could be harmed if our collaborations fail to advance our product development.

        Demand for our products will depend in part upon the extent to which our collaborations with pharmaceutical, biotechnology and proteomics companies are successful in developing, or helping us to develop, new products and new applications for our existing products. In addition, we collaborate with academic institutions and government research laboratories on product development. We have limited or no control over the resources that any collaborator may devote to our products. Any of our present or future collaborators may not perform their obligations as expected. If we fail to enter into or maintain appropriate collaboration agreements, or if any of these events occur, we may not be able to develop some of our new products, which could materially impede our ability to generate revenue or profits.

If we lose our strategic partners, our marketing efforts could be impaired.

        A substantial portion of our sales of selected products consists of sales to third parties who incorporate our products in their systems. These third parties are responsible for the marketing and sales of their systems. We have little or no control over their marketing and sales activities or how they use their resources. Our present or future strategic partners may or may not purchase sufficient quantities of products from us or perform appropriate marketing and sales activities. In addition, if we are unable to maintain our relationships with strategic partners, our business may suffer. For example, the agreement pursuant to which Bruker Daltonics manufactures ion trap mass spectrometers for Agilent Technologies will expire at the end of 2005 if either party gives notice of nonrenewal prior to the end of September 2005; the agreement automatically renews for one-year periods through 2010 unless subsequent notice is given. Sales to Agilent represented approximately 5.7% of our revenues in 2003. A failure to renew our strategic collaboration with Agilent may have a negative impact on Bruker Daltonics' product development and distribution. Failures by our present or future strategic partners, or our inability to maintain or enter into new arrangements with strategic partners for product distribution, could materially impede the growth of our business and our ability to generate sufficient revenue.

If we are unable to make successful acquisitions as part of our growth strategy or integrate any such acquisitions, our business development may suffer.

        Our strategy includes potentially expanding our technology base through selected strategic acquisitions. If we fail to effect acquisitions, our technology base may not expand as quickly and efficiently as possible. Without such complementary growth from selected acquisitions, our ability to keep up with the evolving needs of the market and to meet our future performance goals could be adversely affected. Additionally, if we fail to effectively integrate any acquired businesses or technologies into our existing business, such failure could adversely affect our business.

In addition to the risks applicable to our life science products, our NBC detection products are subject to a number of additional risks, including lengthy product development and contract negotiation periods and certain risks inherent in long-term government contracts.

        Our NBC detection products are subject to many of the same risks associated with our life science products, including vulnerability to rapid technological change, dependence on mass spectrometry and other technologies and substantial competition. In addition, our NBC detection products are generally sold to government agencies under long-term contracts. These contracts generally involve lengthy pre-contract negotiations and product development. We may be required to devote substantial working capital and other resources prior to obtaining product orders. As a result, we may incur substantial costs before we recognize revenue from these products. Moreover, in return for larger, longer-term contracts, our customers for these products often demand more stringent acceptance criteria. Their criteria may also cause delays in our ability to recognize revenue from sales of these products. Furthermore, we may not be able to accurately predict in advance our costs to fulfill our obligations under these long-term contracts. If we fail to accurately predict our costs, due to inflation or other factors, we could incur significant losses. Any single long-term contract for our NBC detection products may represent a material portion of our total business volume, and the loss of any such contract could have a material adverse effect on our results of operations. Failure to increase other business or to obtain another government contract such as this one would cause our revenue to decline. Also, the presence or absence of such contracts may cause substantial variation in our results of operations between fiscal periods and, as a result, our results of operations for any given fiscal period may not be predictive of our results for subsequent fiscal periods. The resulting uncertainty may have an adverse impact on our stock price.

If general health care spending patterns decline, our ability to generate revenue may suffer.

        We are dependent, both directly and indirectly, upon general health care spending patterns, particularly in the research and development budgets of the pharmaceutical and biotechnology industries, as well as upon the financial condition of various governments and government agencies. Since our inception, both we and our academic collaborators and customers have benefited from various governmental contracts and research grants. Whether we or our academic collaborators will continue to be able to attract these grants depends not only on the quality of our products, but also on general spending patterns of public institutions. There exists the risk of a potential decrease in the level of governmental spending allocated to scientific and medical research which could substantially reduce or even eliminate our grants as well as decrease demand for our products from academic and medical research customers.

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

        We are subject, both directly and indirectly, to the adverse impact of existing and potential future government regulation of our operations and markets. For example, exportation of our products, particularly our NBC detection products, is subject to strict regulatory control in a number of jurisdictions. The failure to satisfy export control criteria or obtain necessary clearances could delay or prevent shipment of products, which could adversely affect our revenues and profitability. Moreover, the life sciences industry, which is the market for our principal products, has historically been heavily regulated. There are, for example, laws in several jurisdictions restricting research in genetic engineering, which can operate to narrow our markets. Given the evolving nature of this industry, legislative bodies or regulatory authorities may adopt additional regulation that adversely affects our market opportunities. Additionally, if ethical and other concerns surrounding the use of genetic information, gene therapy or genetically modified organisms become widespread, we may have less demand for our products. Our business is also directly affected by a wide variety of government regulations applicable to business enterprises generally and to companies operating in the life sciences industry in particular. Failure to comply with these regulations or obtain or maintain necessary permits and licenses could result in a variety of fines or other censures or an interruption in our business operations which may have a negative impact on our ability to generate revenues.

Our success depends on our ability to operate without infringing or misappropriating the proprietary rights of others.

        Our commercial success depends on avoiding the infringement of other parties' patents and proprietary rights as well as avoiding the breach of any licenses relating to our technologies and products. Given that there may be patents of which we are unaware, particularly in the U.S. where patent applications are confidential, avoidance of patent infringement may be difficult. Various third-parties hold patents which may relate to our technology, and we may be found in the future to infringe these or other patents or proprietary rights of third parties, either with products we are currently marketing or developing or with new products which we may develop in the future. If a third party holding rights under a patent successfully asserts an infringement claim with respect to any of our current or future products, we may be prevented from manufacturing or marketing our infringing product in the country or countries covered by the patent we infringe, unless we can obtain a license from the patent holder. We may not be able to obtain the license on commercially reasonable terms, if at all, especially if the patent holder is a competitor. In addition, even if we can obtain the license, it may be non-exclusive, which will permit others to practice the same technology licensed to us. We also may be required to pay substantial damages to the patent holder in the event of an infringement. Under some circumstances in the U.S., these damages could include damages equal to triple the actual damages the patent holder incurs. If we have supplied infringing products to third parties for marketing by them or licensed third parties to manufacture, use or market infringing products, we may be obligated to indemnify these third parties for any damages they may be required to pay to the patent holder and for any losses the third parties may sustain themselves as the result of lost sales or license payments they are required to make to the patent holder. Any successful infringement action brought against us may also adversely affect marketing of the infringing product in other markets not covered by the infringement action, as well as our marketing of other products based on similar technology. Furthermore, we will suffer adverse consequences from a successful infringement action against us even if the action is subsequently reversed on appeal, nullified through another action or resolved by settlement with the patent holder. The damages or other remedies awarded, if any, may be significant. As a result, any successful infringement action against us may harm our business.

If we are unable to effectively protect our intellectual property, third parties may use our technology, which would impair our ability to compete in our markets.

        Our continued success will depend in significant part on our ability to obtain and maintain meaningful patent protection for our products throughout the world. We rely on patents to protect a significant part of our intellectual property and to enhance our competitive position. However, our presently pending or future patent applications may not issue as patents, and any patent previously issued to us may be challenged, invalidated, held unenforceable or circumvented. Furthermore, the claims in patents which have been issued, or which may be issued to us in the future, may not be sufficiently broad to prevent third parties from producing competing products similar to our products. In addition, the laws of various foreign countries in which we compete may not protect our intellectual property to the same extent as do the laws of the U.S. Failure to obtain adequate patent protection for our proprietary technology could materially impair our ability to be commercially competitive.

        In addition to patent protection, we also rely on the protection of trade secrets, know-how and confidential and proprietary information. To maintain the confidentiality of trade secrets and proprietary information, we generally seek to enter into confidentiality agreements with our employees, consultants and strategic partners upon the commencement of a relationship with us. However, we may not obtain these agreements in all circumstances. In the event of unauthorized use or disclosure of this information, these agreements, even if obtained, may not provide meaningful protection for our trade secrets or other confidential information. In addition, adequate remedies may not exist in the event of unauthorized use or disclosure of this information. The loss or exposure of our trade secrets and other proprietary information would impair our competitive advantages and could have a material adverse affect on our operating results, financial condition and future growth prospects. Furthermore, others may have, or may in the future independently develop, substantially similar or superior know-how and technology.

We may be involved in lawsuits to protect or enforce our patents that are brought by us which could be expensive and time consuming.

        In order to protect or enforce our patent rights, we may initiate patent litigation against third parties, and we may be similarly sued by others. We may also become subject to interference proceedings conducted in the patent and trademark offices of various countries to determine the priority of inventions. The defense and prosecution, if necessary, of intellectual property suits, interference proceedings and related legal and administrative proceedings is costly and diverts our technical and management personnel from their normal responsibilities. We may not prevail in any of these suits. An adverse determination of any litigation or defense proceedings could put our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

        Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, during the course of this kind of litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments in the litigation. If securities analysts or investors perceive these results to be negative, it could have a substantial negative effect on the trading price of our common stock.

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

        The manufacture and sale of our products exposes us to product liability claims if any of our products cause injury or are found otherwise unsuitable during manufacturing, marketing, sale or customer use. In particular, if one of our NBC detection products malfunctions, this could lead to civilian or military casualties in a time of unrest, exposing us to increased potential for high-profile liability. A successful product liability claim brought against us in excess of, or outside the coverage of, our insurance coverage could have a material adverse effect on our business, financial condition and results of operations. We may not be able to maintain product liability insurance on acceptable terms, if at all, and insurance may not provide adequate coverage against potential liabilities.

Responding to claims relating to improper handling, storage or disposal of hazardous chemicals and radioactive and biological materials which we use could be time consuming and costly.

        We use controlled hazardous and radioactive materials in our business and generate wastes that are regulated as hazardous wastes under United States federal, and Massachusetts, California and Wisconsin state, environmental and atomic energy regulatory laws and under equivalent provisions of law in those jurisdictions in which our research and manufacturing facilities are located. Our use of these substances and materials is subject to stringent, and periodically changing, regulation that can impose costly compliance obligations on us and have the potential to adversely affect our manufacturing activities. The risk of accidental contamination or injury from these materials cannot be completely eliminated. If an accident with these substances occurs, we could be held liable for any damages that result, in addition to incurring clean-up costs and liabilities, which can be substantial. Additionally, an accident could damage our research and manufacturing facilities resulting in delays and increased costs.

We are dependent upon various key personnel and must recruit additional qualified personnel for a number of management positions.

        Our success is highly dependent on the continued services of key management, particularly our chief executive officer, Frank H. Laukien, as well as technical and scientific personnel. Our management and other employees may voluntarily terminate their employment with us at any time upon short notice. Specifically, Dr.Martin Haase, who presently serves as our Senior Vice President and Director as well as President and Chief Executive Officer of Bruker AXS, has announced that he will leave the Company for personal reasons at the end of April 2004, although he will continue to serve on our board of directors through the end of 2004. We do not plan to fill the management positions vacated by Dr. Haase by hiring additional personnel; Dr. Haase's responsibilities will be fulfilled by various existing management employees. The loss of the services of Dr. Haase and any member of our senior management, technical or scientific staff may significantly delay or prevent the achievement of product development and other business objectives. Our future success will also depend on our ability to identify, recruit and retain additional qualified scientific, technical and managerial personnel. Competition for qualified personnel is intense, particularly in the areas of information technology, engineering and science, and the process of hiring suitably qualified personnel is often lengthy. If we are unable to hire and retain a sufficient number of qualified employees, our ability to conduct and expand our business could be seriously reduced.

Our chief executive officer maintains relationships with various affiliates which may impact his management of us.

        Our chief executive officer, Frank H. Laukien, Ph.D., currently is, and has been for over 10 years, a management officer and director of certain of our affiliates and spends a substantial amount of time rendering services to these affiliates. Although Dr. Laukien spends the majority of his time attending to our business, his involvement with these affiliates reduces the time and attention he can devote to our management. Dr. Laukien beneficially owns directly or indirectly more than 10% of our stock and more than 10% of the stock of several affiliated companies. We collaborate with some of these affiliates in product development, and a portion of our customer base also does business with these affiliates. We believe that all agreements with our affiliates are at arm's length commercial conditions and pricing. However, Dr. Laukien's relationship with and to these affiliated companies could create an actual or perceived conflict of interest which could negatively impact our business, financial condition, results of operations or cash flows.

We may not be able to maintain and grow our sales and service staff to meet demand for our products and services.

        Our future revenue and profitability will depend in part on our ability to maintain our team of marketing and service personnel. Because our products are technical in nature, we believe that our marketing, sales and support staff must have scientific or technical expertise and experience. Competition for employees with these skills is intense. We may not be able to continue to attract and retain sufficient qualified sales and service people, and we may not be able to grow and maintain an efficient and effective sales, marketing and support department as our company grows. If we fail to continue to attract or retain qualified people, then our business could suffer.

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

  •
  changes in foreign currency exchange rates;

  •
  changes in regulatory requirements;

  •
  legislation and regulation, including tariffs, relating to the import or export of high technology products;

  •
  the imposition of government controls;

  •
  political and economic instability, including international hostilities, acts of terrorism and governmental restrictions, inflation, trade relationships and military and political alliances;

  •
  costs and risks of deploying systems in foreign countries;

  •
  limited intellectual property rights; and

  •
  the burden of complying with a wide variety of complex foreign laws and treaties.

        While the impact of these factors is difficult to predict, any one or more of these factors could adversely affect our operations in the future.

We may lose money when we exchange foreign currency received from international sales into United States dollars.

        A significant portion of our business is conducted in currencies other than the United States dollar, which is our reporting currency. As a result, currency fluctuations among the United States dollar and the currencies in which we do business have caused and will continue to cause foreign currency transaction gains and losses. We recognize foreign currency gains or losses arising from our operations in the period incurred. In addition, currency fluctuations could cause the price of our products to be more or less competitive than our principal competitors' products. Currency fluctuations will increase or decrease our cost structures relative to those of our competitors which could lessen the demand for our products and affect our competitive position. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates.

Various international tax risks could adversely affect our earnings.

        We are subject to international tax risks. Distributions of earnings and other payments received from our subsidiaries may be subject to withholding taxes imposed by the countries where they are operating or are formed. If these foreign countries do not have income tax treaties with the United States or the countries where our subsidiaries are incorporated, we could be subject to high rates of withholding taxes on these distributions and payments. We could also be subject to being taxed twice on income related to operations in these non-treaty countries. Because we are unable to reduce the taxable income of one operating company with losses incurred by another operating company located in another country, we may have a higher foreign effective income tax rate than that of other companies in our industry. The amount of the credit that we may claim against our United States federal income tax for foreign income taxes is subject to many limitations which may significantly restrict our ability to claim a credit for all of the foreign taxes we pay.

Armed hostilities could constrain our ability to conduct business internationally and could also disrupt our United States operations.

        The current world unrest, or United States responses, may lead to further acts of terrorism and civil disturbances in the United States or elsewhere, which may further contribute to the economic instability in the United States. These attacks or armed conflicts may affect our physical facilities or those of our suppliers or customers and could have an impact on our domestic and international sales, our supply chain, our production capability, our insurance premiums or the ability to purchase insurance and our ability to deliver our products to our customers. The consequences of these risks are unpredictable, and their long-term effect upon us is uncertain.

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

  •
  the timing of recognizing revenue and deferred revenue under United States GAAP;

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

        There has only been a public market for our common stock since August 2000. The market price of our common stock may fluctuate substantially in response to various factors, many of which are beyond our control, including:

  •
  quarterly fluctuations in results of operations, as described above;

  •
  our ability to successfully commercialize our products;

  •
  technological innovations or new commercial products by us or our competitors;

  •
  developments concerning government regulations or proprietary rights which could affect the potential growth of our markets;

  •
  material changes in our relationships with, or the viability of, strategic business partners;

  •
  market reaction to trends in revenues and expenses, especially research and development;

  •
  changes in earnings estimates by analysts;

  •
  volatility and uncertainty in the capital markets in general;

  •
  loss of key personnel;

  •
  changes in accounting principles;

  •
  lack of trading volume in our stock;

  •
  fluctuation within the life science sector;

  •
  sales of common stock by existing stockholders, particularly large institutional investors who cannot hold stock traded at less than $5 per share; and

  •
  economic and political conditions.

        The market price for our common stock may also be affected by our ability to meet analysts' expectations. Any failure to meet such expectations, even slightly, could have an adverse effect on the market price of our common stock. In addition, the stock market, the NASDAQ National Market and the market for life science stocks in particular, has been and is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. In the past, companies that have experienced volatility in the market price of their securities have been the subjects of securities class action litigation. Any such litigation instigated against us could result in substantial costs and a diversion of managements' attention and resources, which could significantly harm our business, financial condition and operating results.

Future sales of our stock may impact its market price.

        Sales of substantial numbers of shares of our common stock in the public market, or the perception that significant sales are likely, could adversely affect the market price of our common stock. We cannot predict the effect that market sales of a large number of shares would have on the market price of our common stock.

Existing stockholders have significant influence over us.

        As of March 1, 2004, our majority stockholders owned, in the aggregate, approximately 75% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change in control of our company and will make some transactions difficult or impossible to accomplish without the support of these stockholders.

Other companies may have difficulty acquiring us, even if doing so would benefit our stockholders, due to provisions under our corporate charter, bylaws, option plans, stockholder rights agreement and some of our employment agreements, as well as Delaware law.

        Provisions in our amended and restated certificate of incorporation, our amended and restated bylaws, our stockholder rights agreement and under Delaware law could make it more difficult for other companies to acquire us, even if doing so would benefit our stockholders. Our amended and restated certificate of incorporation and bylaws contain the following provisions, among others, which may inhibit an acquisition of our company by a third party:

  •
  a staggered board of directors, where stockholders elect only a minority of the board each year;

  •
  advance notification procedures for matters to be brought before stockholder meetings;

  •
  a limitation on who may call stockholder meetings; and

  •
  the ability of our board of directors to issue up to 5,000,000 shares of preferred stock without a stockholder vote.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information required by this item is incorporated by reference from the section labeled "Quantitative and Qualitative Disclosures of Market Risk" in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Auditors

The Board of Directors and Shareholders
Bruker BioSciences Corporation

        We have audited the accompanying consolidated balance sheets of Bruker BioSciences Corporation (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(d). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Bruker AXS Inc., a wholly-owned subsidiary, which statements reflect total assets of $139,051,000 as of December 31 2002 and total revenues of $104,290,000 and $82,588,000 for the years ended December 31, 2002 and 2001, respectively. Those statements and financial statement schedule were audited by other auditors whose report, which has been furnished to us, included an explanatory paragraph that describes the Company's adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. Our opinion, insofar as it relates to the amounts included for Bruker AXS Inc. as of December 31, 2002 and for the two years then ended, is based solely on the report of the other auditors.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

        In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bruker BioSciences Corporation at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, based on our audits and the report of other auditors, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 7 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002.

                      /s/ Ernst & Young LLP

Boston, Massachusetts
February 27, 2004

Report of Independent Accountants

To the Board of Directors and Shareholders
of Bruker AXS Inc:

        In our opinion, the consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows of Bruker AXS Inc. and its subsidiaries (not presented separately herein) present fairly, in all material respects, the financial position at December 31, 2002 and the results of their operations and their cash flows for the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule of Bruker AXS Inc. and its subsidiaries (not presented separately herein) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements of Bruker AXS Inc. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        Bruker AXS Inc. adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002.

                      /s/ PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
February 25, 2003

BRUKER BIOSCIENCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$62,642	$84,811
Short-term investments	14,195	14,751
Accounts receivable, less allowances for doubtful accounts of $1,932 in 2003 and $1,087 in 2002	54,689	47,984
Inventories	110,052	101,836
Other current assets	9,047	7,180

Total current assets	250,625	256,562
Property and equipment, net	81,354	73,249
Restricted cash	155	128
Goodwill and other intangible assets	12,643	3,343
Other assets	6,254	8,871

Total assets	$351,031	$342,153

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$16,369	$11,811
Current portion of long-term debt	2,218	6,599
Accounts payable	22,520	20,656
Customer advances	23,193	25,815
Due to affiliated companies	2,389	1,790
Other current liabilities	41,911	30,222

Total current liabilities	108,600	96,893
Long-term debt	26,374	17,358
Other long-term liabilities	6,621	11,023
Accrued pension	6,886	4,858
Minority interest in consolidated subsidiaries	124	26,623
Commitments and contingencies (Note 16)
Shareholders' equity:
Common stock, $.01 par value, 150,000,000 shares authorized, 86,462,791 and 76,988,116 shares issued at December 31, 2003 and 2002, respectively	865	770
Additional paid-in capital	201,781	180,584
Accumulated (deficit) earnings	(14,359)	4,410
Treasury stock, at cost, 457,200 shares and 649,622 shares at December 31, 2003 and 2002, respectively	(2,332)	(3,088)
Accumulated other comprehensive income	16,471	2,722

Total shareholders' equity	202,426	185,398

Total liabilities and shareholders' equity	$351,031	$342,153

The accompanying notes are an integral part of these financial statements.

BRUKER BIOSCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001
Product revenue	$259,381	$220,440	$174,353
Other revenue	1,298	218	926

Net revenue	260,679	220,658	$175,279
Costs and operating expenses:
Cost of product revenue	144,834	118,986	94,651
Sales and marketing	60,420	48,146	38,503
General and administrative	17,335	15,274	11,305
Research and development	38,026	30,637	26,212
Reversal of liability accrual	(1,929)	—	—
Other special charges	11,674	1,969	3,234

Total costs and operating expenses	270,360	215,012	173,905

Operating (loss) income	(9,681)	5,646	1,374
Interest and other income (expense), net	998	(9,262)	2,286

(Loss) income before provision for income taxes, minority interest in consolidated subsidiaries and cumulative effect of change in accounting principle	(8,683)	(3,616)	3,660
Provision for income taxes	9,724	2,781	1,400

(Loss) income before minority interest in consolidated subsidiaries and cumulative effect of change in accounting principle	(18,407)	(6,397)	2,260
Minority interest in consolidated subsidiaries	(853)	(212)	(427)

(Loss) income before cumulative effect of change in accounting principle	(17,554)	(6,185)	2,687
Cumulative effect of change in accounting principle, net of taxes	—	(617)	—

Net (loss) income	(17,554)	(6,802)	2,687
Convertible preferred stock accretion	—	—	(833)
Beneficial conversion feature	—	—	(5,192)

Net loss available to common shareholders	$(17,554)	$(6,802)	$(3,338)

Basic and diluted loss per share:
Loss before cumulative effect of change in accounting principle, net of taxes	$(0.22)	$(0.08)	$(0.05)
Cumulative effect of change in accounting principle, net of taxes	—	(0.01)	—

Net loss per share available to common shareholders	$(0.22)	$(0.09)	$(0.05)
Shares used in computing net loss per share—basic and diluted	81,280	77,483	70,360

The accompanying notes are an integral part of these financial statements.

BRUKER BIOSCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance at December 31, 2000	69,183,522	$692	$120,318	$8,525	$—	$(3,293)	$126,242
Stock compensation related to stock options issued to non-employees	—	—	396	—	—	—	396
Stock compensation related to modification of stock options	—	—	19	—	—	—	19
Preferred stock accretion	—	—	(575)	—	—	—	(575)
Issuance of common stock for investments in other companies	126,392	2	1,725	—	—	—	1,727
Stock options exercised	43,100	—	227	—	—	—	227
Tax benefit of stock options exercised	—	—	152	—	—	—	152
Issuance of common stock in initial public offering, net of issuance costs	3,912,300	39	36,247	—	—	—	36,286
Conversion of redeemable preferred stock to common stock	3,009,462	30	15,909	—	—	—	15,939
Comprehensive (loss) income:
Foreign currency translation adjustments	—	—	—	—	—	(2,077)	(2,077)
Unrealized gain on short-term investment	—	—	—	—	—	59	59
Transition adjustment related to the adoption of SFAS No. 133, net of tax benefit of $4	—	—	—	—	—	(14)	(14)
Changes in fair value of financial instrument designated as a hedge of interest rate exposure, net of tax benefit of $5	—	—	—	—	—	(15)	(15)
Net income	—	—	—	2,687	—	—	2,687

Net comprehensive income							640

Balance at December 31, 2001	76,274,776	763	174,418	11,212	—	(5,340)	181,053
Stock compensation related to stock options issued to non-employees	—	—	(149)	—	—	—	(149)
Stock compensation related to modification of stock options	—	—	49	—	—	—	49
Issuance of common stock for investments in other companies	109,800	1	592	—	—	—	593
Stock options exercised	16,995	—	57	—	—	—	57
Tax benefit of stock options exercised	—	—	10	—	—	—	10
Issuance of common stock, net of issuance costs	586,545	6	5,607	—	—	—	5,613
Purchase of treasury stock	—	—	—	—	(3,088)	—	(3,088)
Comprehensive (loss) income:
Foreign currency translation adjustments	—	—	—	—	—	8,145	8,145
Unrealized gain on short-term investment	—	—	—	—	—	(20)	(20)
Changes in fair value of financial instrument designated as a hedge of interest rate exposure, net of tax benefit of $20	—	—	—	—	—	(63)	(63)
Net income	—	—	—	(6,802)	—	—	(6,802)

Net comprehensive income							1,260

Balance at December 31, 2002	76,988,116	770	180,584	4,410	(3,088)	2,722	185,398
Shares issued in connection with the purchase of minority interest	9,662,624	97	28,458	—	—	—	28,555
Retirement of Bruker AXS Inc. treasury stock	(192,422)	(2)	(754)	—	756	—	—
Deemed dividend in connection with the Bruker AXS Inc. merger	—	—	(9,571)	(1,215)	—	—	(10,786)
Stock options issued in connection with the Bruker AXS Inc. merger	—	—	3,050	—	—	—	3,050
Stock compensation related to stock options issued to non-employees		—	2	—	—	—	2
Stock options exercised	4,473	—	12	—	—	—	12
Comprehensive loss:
Net loss	—	—	—	(17,554)	—	—	(17,554)
Foreign currency translation adjustments	—	—	—	—	—	13,749	13,749

Net comprehensive loss							(3,805)

Balance at December 31, 2003	86,462,791	$865	$201,781	$(14,359)	$(2,332)	$16,471	$202,426

The accompanying notes are an integral part of these financial statements.

BRUKER BIOSCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net (loss) income	$(17,554)	$(6,802)	$2,687
Adjustments to reconcile net (loss) income to cash flows from operating activities:
Depreciation and amortization	16,873	11,824	8,921
Deferred income taxes	3,369	(2,167)	(1,490)
Other special charges	5,128	1,190	3,234
Write down of investments in other companies	—	10,938	—
Provision for doubtful accounts	845	728	(92)
Stock compensation	2	(100)	415
Cumulative effect of change in accounting principle	—	617	—
Minority interest in consolidated subsidiary	(853)	(212)	(427)
Loss on disposal of assets	179	—	—
Reversal of patent litigation settlement	(1,929)	—	—
Foreign currency exchange gain on intercompany loans	(696)	(1,122)	—
Changes in operating assets and liabilities:
Restricted cash	27	20	(108)
Accounts receivable	4,563	(10,614)	(11,223)
Inventories	(1,270)	(18,411)	(19,676)
Other assets and prepaid expenses	(4,741)	1,278	(4,791)
Accounts payable	(4,750)	2,000	4,987
Income taxes payable	(2,381)	1,479	(996)
Accrued pension	903	751	505
Other liabilities	(3,800)	(2,125)	4,452

Net cash used in operating activities	(6,085)	(10,728)	(13,602)

Cash flows from investing activities:
Purchase of property and equipment	(5,491)	(28,765)	(20,029)
Purchase of short-term investments	(14,559)	(785)	(3,235)
Redemption of short-term investments	15,110	47,764	14,438
Acquisition of business and minority interest, net of cash acquired	(5,499)	(867)	(6,235)
Investment in other companies	—	—	(2,000)

Net cash (used in) provided by investing activities	(10,439)	17,347	(17,061)

Cash flows from financing activities:
Proceeds from (repayment of) short-term borrowings, net	3,156	5,852	(1,163)
Repayment of related party debt	—	552	(6,799)
Issuance of related party debt	—	—	180
Repayment of long-term debt	(2,486)	(363)	(2,747)
Issuance of long-term debt	1,987	8,162	—
Proceeds from issuance of common stock, net of issuance costs	(12)	8,194	52,832
Proceeds from issuance of preferred stock, net of issuance costs	—	—	22,273
Cash payments to minority shareholders, net	—	(319)	—
Cash payments to shareholders	(10,786)	—	—
Purchases of treasury stock	—	(3,088)	—

Net cash (used in) provided by financing activities	(8,141)	18,990	64,576

Effect of exchange rate changes on cash	2,496	2,034	(940)

Net (decrease) increase in cash and cash equivalents	(22,169)	27,643	32,973
Cash and cash equivalents at beginning of year	84,811	57,168	24,195

Cash and cash equivalents at end of year	$62,642	$84,811	$57,168

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,711	$1,716	$1,662
Cash paid for taxes	11,420	3,472	6,401
Noncash investing and financing activities:
Issuance of common stock for investments in other companies	—	—	2,098
Issuance of common stock for acquisition of minority interest	—	593	—
Issuance of common stock and options exchanged related to merger	31,509	—	—
Conversion of preferred stock to common stock	—	—	23,106
Convertible preferred stock accretion	—	—	833

The accompanying notes are an integral part of these statements.

Bruker BioSciences Corporation

Notes to Condensed Consolidated Financial Statements

1. Description of Business

        Bruker BioSciences Corporation (formerly Bruker Daltonics Inc.) and its wholly-owned subsidiaries (the "Company") design, manufacture, service and market proprietary life science systems based on mass spectrometry core technology platforms and X-ray technology. The Company also sells a broad range of field analytical systems for NBC detection. The Company maintains major technical centers in Europe, North America and Japan. The Company's diverse customer base includes pharmaceutical companies, biotechnology companies, proteomics companies, academic institutions, semiconductor companies and government agencies.

        On July 1, 2003, the Company merged with Bruker AXS Inc., with the Company surviving the merger (Note 5). Prior to the merger, approximately 69% of Bruker AXS Inc. was owned by our majority shareholders. The merger represented a combination of companies under common control and as such the consolidated financial statements and share data for 2002 and 2001 include the retroactive effects of the merger. Accordingly, the consolidated financial statements have been recast, on a pro rata basis, by combining the historical consolidated financial statements of Bruker BioSciences Corporation with those of Bruker AXS for each of the periods presented.

        In connection with the merger, the Company formed two operating subsidiaries, Bruker Daltonics Inc. and Bruker AXS Inc., into which it transferred substantially all of the respective assets and liabilities, except cash, which formerly belonged to Bruker Daltonics and Bruker AXS, respectively. The cash remains in Bruker BioSciences Corporation, the parent company. These two subsidiaries, Bruker Daltonics and Bruker AXS, are reportable operating segments of the Company. See Note 10.

        The financial statements represent the consolidated accounts of Bruker BioSciences Corporation and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements as of December 31, 2003 and for the fiscal year ended December 31, 2003, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States.

2. Summary of Significant Accounting Policies

Use of estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates.

Cash and cash equivalents

        The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash and cash equivalents primarily include cash on hand, money market funds, municipal notes and time deposits. Time deposits represent amounts on deposit in banks and temporarily invested in instruments with maturities of 90 days or less at time of purchase. Certain of these investments represent deposits which are not insured by the FDIC or any other United States government agency. Cash and cash equivalents are carried at cost, which approximates fair market value.

Restricted cash

        The Company is required to maintain a restricted cash balance, which has been classified as non-current, as a guarantee for the lessor of the building located in Delft, The Netherlands throughout the lease term.

        In addition, certain customers require the Company to provide a bank guarantee on customer advances. Generally, the lines of credit facilitate this requirement. However, to the extent the required guarantee exceeds the local line of credit availability, the Company maintains current restricted cash balances. As of December 31, 2003 and 2002, the restricted cash balances were $155,000 and $128,000, respectively.

Short-term investments

        The Company accounts for its short-term investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's investments, which are carried at fair value, consist of funds comprised of short-term money market and bond instruments and have been classified as available-for-sale at December 31, 2003 and 2002. The basis for the cost of securities sold was determined by the specific identification method. As of December 31, 2003, the Company held $14.2 million in short-term investments with maturity values under a year. The Company carried an unrealized loss on these investments of $0 and $(20,000) for the years ended December 31, 2003 and 2002, respectively. Decreases in market values of individual securities below cost for a duration of six to nine months are deemed indicative of other than temporary impairment and the Company writes down the carrying amount of the investments to market value through other income (expense), net, in the accompanying statement of operations. At December 31, 2003, 2002 and 2001, there were $0, $90,000 and $0 realized losses, respectively, and no realized gains.

Concentration of credit risk

        Financial instruments which subject the Company to credit risk consist of cash and cash equivalents, short-term investments and accounts receivables. The risk with respect to cash and cash equivalents and short-term investments is minimized by the Company's policy of investing in short-term financial instruments issued by highly-rated financial institutions. The risk with respect to accounts receivables is minimized by the credit worthiness of the Company's customers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been within management's expectations. For the years ended December 31, 2003, 2002 and 2001, no customers exceeded 10% of the Company's product revenue or accounts receivable.

Inventories

        Inventories are stated at the lower of cost or market with cost determined by the first-in, first-out, ("FIFO") method. An allowance for excess and obsolete inventory is maintained to reflect the expected un-saleable or un-refundable inventory based on an evaluation of slow moving products.

        Inventories include demonstration equipment which the Company provides to current and potential customers and is considered available for sale. The Company amortizes its demonstration equipment on a straight-line basis over a three-year period. Amortization expense for demonstration equipment was $6.2 million, $5.5 million and $3.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

        Inventories also include systems that have been shipped to the Company's customers but not installed and accepted by the customer. As of December 31, 2003 and 2002 this inventory-in-transit was $20.1 million and $23.4 million, respectively.

Property and equipment

        Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the assets as follows:

Building	25-39 years
Machinery and equipment	3-10 years
Computer equipment and software	3-5 years
Furniture and fixtures	3-10 years
Leasehold improvements	Lesser of 15 years or the remaining lease term

        Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was approximately $10.5 million, $6.1 million and $5.0 million, respectively. Amortization of leasehold improvements is included with depreciation in the accompanying financial statements.

Goodwill and other intangible assets

        The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," in the first quarter of fiscal 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives not be amortized. Instead, these assets are tested for impairment on a reportable operating segment basis annually, or on an interim basis when events or changes in circumstances warrant. A reportable operating segment represents either Bruker Daltonics or Bruker AXS. The impairment test consists of a comparison of the fair value of goodwill or an intangible asset with its carrying amount with any related impairment losses recognized in earnings when incurred. Under the transitional provisions of SFAS No. 142, the Company tested goodwill and intangible assets with indefinite useful lives for impairment as of January 1, 2002 pursuant to the method prescribed by SFAS No. 142. Also, the Company recorded an impairment loss associated with its Bruker AXS reporting unit (Note 7). As a result of the Company's evaluation, no impairment was deemed necessary for 2003.

Investments in other companies

        Investment in other companies consists of equity securities of privately held companies accounted for under the cost method. The Company's ownership interest in each of these companies is less than 20%. We periodically evaluate the carrying value of these investments for potential impairment. If our evaluation identifies an impairment that we deem to be other than temporary, the investments are written down to their estimated fair value through a charge to current earnings. In 2002, the Company recorded a $10,938,000 write-down related to these investments (Note 8).

Customer advances

        The Company requires an advance deposit under the terms and conditions of contracts with certain customers. These deposits are recorded as a liability until revenue is recognized on the specific contract.

Long-lived assets

        The Company reviews long-lived assets for impairment, in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." If facts and circumstances indicate that the Company's long-lived assets might be impaired, the estimated future undiscounted cash flows associated with the long-lived asset would be compared to its carrying amount to determine if a write-down to fair value is necessary. If a write-down is required, the amount is determined by estimation of the present value of net discounted cash flows in accordance with SFAS No. 144. To date, no such indicators of impairment have been identified.

Warranty costs and deferred revenue

        The Company provides a one year parts and labor warranty with the purchase of equipment. The anticipated cost for this one-year warranty is accrued upon recognition of the sale and is included as a current liability on the accompanying balance sheets. To the extent the Company experiences increased warranty claim activity or increased costs associated with servicing those claims, its warranty accrual will increase resulting in a decreased gross profit. The Company also offers to its customers extended warranty and service agreements extending beyond the initial year of warranty for a fee. These fees are recorded as deferred revenue and amortized into income over the life of the extended warranty contract.

        Changes in the warranty liability were as follows (in thousands):

Warranty accrual at December 31, 2001	$5,459
Accruals for warranties issued during the period	6,637
Accruals related to pre-existing warranties	(9)
Accruals from acquisition	543
Settlements of warranty claims	(6,657)
Foreign currency impact	292

Warranty accrual at December 31, 2002	$6,265
Accruals for warranties issued during the period	7,546
Accruals related to pre-existing warranties	(502)
Settlements of warranty claims	(7,199)
Foreign currency impact	400

Warranty accrual at December 31, 2003	$6,510

Minority interest in consolidated subsidiaries

        Minority interest in consolidated subsidiaries of $26,623 on the balance sheet as of December 31, 2002 primarily represents the minority public shareholders' proportionate share of the equity of Bruker AXS Inc. Minority interest in consolidated subsidiaries of $(212,000) and $(427,000), on the Consolidated Statement of Operations for the year ended December 31, 2002 and 2001, primarily represents the minority public shareholders' proportionate share of net loss for Bruker AXS for the year. At December 31, 2003, the Company owns 100% of Bruker AXS (see Note 5). Minority interest in consolidated subsidiaries of $(853,000) on the statement of operations for the year ended December 31, 2003, primarily represents the minority common shareholders' proportionate share of net loss prior to the merger on July 1, 2003.

        Minority interest in consolidated subsidiaries of $124,000 on the balance sheet as of December 31, 2003 represents the minority common shareholders' proportionate share of the equity of Incoatec GmbH and Baltic Scientific Instruments (see Note 5).

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

Comprehensive income (loss)

        Comprehensive income includes net (loss) income, a transition adjustment for the adoption of SFAS No. 133, changes in fair market value of financial instruments designated as hedges and foreign currency translation adjustments.

Fair value of financial instruments

        The Company's financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, amounts due from/to affiliated companies and long-term debt. The carrying amounts of the Company's cash and cash equivalents, short-term investments, accounts receivable, accounts payable and amounts due from/to affiliated companies approximate fair value due to their short-term nature. The fair value of long-term debt is estimated based on current interest rates offered to the Company for financing arrangements with similar maturities. The recorded value of these financial instruments approximates their fair value at December 31, 2003 and 2002.

        The Company has from time to time engaged in derivative instruments (See Note 12). Those derivative instruments that are not effective hedges are marked-to-market. The appreciation/depreciation of such instruments is included in other (income) expense, net in the Consolidated Statements of Operations.

Foreign currency translation

        In accordance with SFAS No. 52, "Foreign Currency Translation," all balance sheet accounts of foreign subsidiaries are translated into United States dollars at the current exchange rate, and income statement items are translated at the average exchange rate for the period; resulting translation adjustments are made directly to accumulated other comprehensive income (loss) in shareholders' equity. Realized foreign exchange gains (losses) were approximately $1.2 million, $1.5 million and $0.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Research and development

        Research and development costs are expensed as incurred.

Software costs

        Purchased software is capitalized at cost and is amortized over the estimated useful life, generally three years. Software developed for use in the Company's products is expensed as incurred and is classified as research and development expense.

Advertising

        The Company expenses advertising costs as incurred. Advertising expenses were $2.1 million, $2.1 million and $1.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Shipping and handling costs

        The Company records costs incurred in connection with shipping and handling products as selling expenses. Amounts billed to customers in connection with these costs are included in revenues. Shipping and handling costs were $2.5 million, $1.1 million and $1.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. Prior to the merger on July 1, 2003, Bruker AXS Inc. recorded these amounts in cost of product revenue.

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

Stock-based compensation

        The Company accounts for its stock-based compensation arrangements under the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Any compensation cost on fixed awards with pro rata vesting is recognized on a straight-line basis over the award's vesting period.

        If the Company had elected to recognize compensation expense for the granting of options under stock option plans based on the fair values at the grant dates consistent with the methodology prescribed by SFAS No. 123, net income (loss) and net income (loss) per share for the years ended

December 31, 2003, 2002 and 2001 would have been reported as the following pro forma amounts (in thousands, except per share data):

	Year Ended December 31,
	2003	2002	2001
Net loss, as reported	$(17,554)	$(6,802)	$(3,338)
Deduct:
Total stock-based employee compensation expense determined under fair value method for all awards, net of taxes	(1,819)	(1,876)	(1,583)
Convertible preferred stock accretion	—	—	(833)
Beneficial conversion feature	—	—	(5,192)

Net loss available to common shareholders, pro forma	$(19,373)	$(8,678)	$(10,946)

Loss per share:
Basic and diluted, as reported	$(0.22)	$(0.09)	$(0.05)
Basic and diluted, pro forma	$(0.24)	$(0.11)	$(0.16)

        The Company accounts for stock-based compensation to non-employees using the fair value method prescribed by SFAS No. 123 and EITF Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Accordingly, compensation cost for the stock options granted to non-employees is measured at the fair value of the option at the date of grant and re-measured as the underlying options vest.

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

        The following table sets for the computation of basic and diluted average shares outstanding for the period indicated (in thousands):

	Year Ended December 31,
	2003	2002	2001
Income available to common shareholders:
(Loss) income before cumulative effect of change in accounting principle	$(17,554)	$(6,185)	$2,687
Cumulative effect of change in accounting principle, net of taxes	—	(617)	—

Net (loss) income	(17,554)	(6,802)	2,687
Convertible preferred stock accretion	—	—	(833)
Beneficial conversion feature	—	—	(5,192)

Net (loss) income available to common shareholders-basic and diluted	$(17,554)	$(6,802)	$(3,338)

Weighted average shares outstanding:
Weighted average shares outstanding-basic	81,280	77,483	70,360
Effect of dilutive securities:
Stock options	—	—	—
Convertible preferred stock	—	—	—
Weighted average shares outstanding-diluted	81,280	77,483	70,360

        Stock options to purchase shares of common stock for the periods during fiscal year 2003, 2002 and 2001 were anti-dilutive and were excluded in the computation of diluted earnings per share due to the net losses for such periods. On July 1, 2003, the Company merged with Bruker AXS Inc., with the Company surviving the merger (Note 5). All common share and per share data for prior periods has been recast to include the effects of the merger with Bruker AXS.

Accounting pronouncements

        In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. However, in October 2003, the FASB deferred the effective date of FIN 46 to the end of the first interim or annual period ending after December 15, 2003 for those arrangements involving special purpose entities entered into prior to February 1, 2003. All other arrangements within the scope of FIN 46 are subject to its provisions beginning in 2004. The Company adopted FIN 46, as required, with no material impact to its consolidated financial position or results of operations. The Company does not believe that the adoption of the remaining provisions of FIN 46 in 2004 will have a material impact on its financial position or results of operations.

Reclassifications

        Certain reclassifications have been made to the financial statements of the prior year to conform to the current year presentation. Such reclassifications had no effect on previously reported net (loss) income or shareholders' equity.

3.     Balance Sheet Components

        Inventories were comprised of the following (in thousands):

	December 31,
	2003	2002
Raw materials	$30,108	$27,284
Work-in-process	37,232	31,920
Finished goods	42,712	42,632

Total inventories	$110,052	$101,836

        Property and equipment were comprised of the following (in thousands):

	December 31,
	2003	2002
Land	$8,503	$7,069
Building and leasehold improvements	72,666	61,929
Machinery and equipment	53,081	41,681

	134,250	110,679
Less accumulated depreciation and amortization	(52,896)	(37,430)

Property and equipment, net	$81,354	$73,249

        Other current liabilities were comprised of the following (in thousands):

	December 31,
	2003	2002
Accrued compensation	$11,943	$11,045
Deferred revenue	4,562	4,703
Accrued warranty	6,510	6,265
Deferred tax liability — short term	4,199	—
Income taxes payable	3,140	2,050
Accrued expenses	11,557	6,159

Total other current liabilities	$41,911	$30,222

        Accumulated other comprehensive income was comprised of the following (in thousands):

	December 31,
	2003	2002
Foreign currency translation adjustments	$16,524	$2,775
Transition adjustment relating to the adoption of SFAS No. 133, net of taxes	(14)	(14)
Unrealized gain on short-term investments	39	39
Changes in fair market value of financial instrument designated as a hedge of interest rate exposure, net of taxes	(78)	(78)

Total accumulated other comprehensive income	$16,471	$2,722

4. Income Statement Components

        The components of other special charges were as follows (in thousands):

	December 31,
	2003	2002	2001
Merger transaction costs	$6,357	$—	$—
Acquired research and development	2,482	—	3,590
Restructuring charges	895	2,269	—
Write-off of goodwill and other intangible assets	1,223	—	—
Impairment of acquired assets	717	—	—
Patent litigation credit	—	(300)	(356)

Other special charges	$11,674	$1,969	$3,234

        The components of interest and other income (expense), net were as follows (in thousands):

	December 31,
	2003	2002	2001
Interest income	$1,213	$1,784	$4,554
Interest expense	(1,750)	(1,296)	(1,937)
Exchange gains (losses) on foreign currency transactions	1,248	1,499	(263)
(Depreciation) appreciation of the fair value of derivative financial instruments	466	(264)	(164)
Loss on disposal of equipment	(179)	—	—
Other expense	—	(47)	96
Investment write-down	—	(10,938)	—

Interest and other income (expense), net	$998	$(9,262)	$2,286

5. Merger and Acquisitions

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

        On June 27, 2003, the merger was approved by shareholders of both Bruker AXS and the Company. The official closing of the merger occurred on July 1, 2003. Upon closing of the merger, each outstanding share of common stock of Bruker AXS was converted into the right to receive, at the election of the holder, either 0.63 of a share of the Company's common stock or consideration intended to be of substantially equivalent value, payable 75% in the Company's common stock and 25% in cash.

        The merger represents a business combination of companies under common control due to the majority ownership of both companies by five related individuals as an affiliated shareholder group. As a result, the merger, as it relates to the shares owned by these affiliated shareholders (approximately 69%), was accounted for in a manner similar to a pooling-of-interest, or at historical carrying value. The acquisition of the shares of the non-affiliated shareholders (approximately 31%) was accounted for using the purchase method of accounting, or at fair value, in a manner similar to the acquisition of a minority interest. Any excess purchase price of the interest not under common control over the fair value of the related net assets was accounted for as goodwill.

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

        The purchase price for the 31% minority interest acquired has been allocated to the net assets acquired on a pro rata basis in accordance with FASB Statement No. 141, "Business Combinations." Accordingly, intangible assets acquired were allocated as follows: $1.5 million to existing technology and related patents which have an estimated weighted-average useful life of four years, $0.3 million to customer relationships which have a weighted-average useful life of five years and $0.3 million to trade names which have a weighted-average useful life of ten years. In addition, $2.5 million of acquired intangible assets was assigned to in-process research and development projects that were written off at the date of acquisition in accordance with FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method." The write-off is included in special charges on the Consolidated Statement of Operations.

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

        In conjunction with the merger, the Company formulated a plan to consolidate production and exit certain activities in its life science X-ray business. The production capacity for the life science X-ray systems produced at the Bruker Nonius facility in Delft, the Netherlands, has been outsourced or absorbed within other facilities throughout the Company. As a result of these restructuring activities, the Company recorded approximately $2.2 million in purchase accounting liabilities and reserves. Approximately, $1.5 million, or 69%, of the purchase accounting liabilities and reserves were charged to other special charges or cost of product revenue for inventory reserves and the remaining $0.7 million, or 31%, was included in the allocation of the purchase price as goodwill. The purchase accounting liabilities and reserves included $0.8 million of severance costs for approximately 19 employees, $1.0 million as a reserve for inventory that will no longer be used in production, and $0.4 million of costs to upgrade X-ray systems that will no longer be produced and other miscellaneous restructuring costs.

        Charges against the purchase accounting liabilities and reserves recorded in connection with these activities were as follows (in thousands):

	Severance	Inventory	Customer Upgrades and Other	Total
Balance, July 1, 2003	$765	$1,023	$370	$2,158
Cash payment	(41)	—	(171)	(212)
Non-cash charges	—	(822)	—	(822)
Currency impact	78	23	10	111

Balance, December 31, 2003	$802	$224	$209	$1,235

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

MAC Science Ltd.

        On May 13, 2002, Bruker AXS Inc. acquired substantially all of the assets and certain liabilities of MAC Science Ltd., a Yokohama, Japan-based company focused on X-ray analysis instrumentation. The results of the MAC Science operation have been included in the accompanying consolidated financial statements since the date of acquisition. It is anticipated that this acquisition will result in both new product introductions as well as further penetration in the Japanese life science and advanced materials research markets.

        The aggregate purchase price was $3,407,000, including $274,000 of cash plus the assumption of liabilities of $3,133,000.

        The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition (in thousands):

May 13, 2002
Inventories	$2,541
Property and equipment	41
Goodwill	825

Total assets acquired	3,407
Other current liabilities	(3,133)

Total liabilities assumed	(3,133)

Net assets acquired	$274

        The entire goodwill balance of $825,000 is expected to be deductible for tax purposes.

        In conjunction with the acquisition, the Company formulated a plan to relocate its manufacturing facility and 22 employees from Fukui, Japan to Yokohama, Japan. The Company completed these activities in the third quarter of 2002. As a result of completing these activities, the allocation of the purchase price was adjusted by $82,000 in the third quarter of 2002. Charges against the purchase accounting liabilities recorded in connection with these activities were as follows (in thousands):

	Facility Relocation	Employee Relocation	Total
Balance as of December 31, 2001	$—	$—	$—
New charge	196	102	298
Utilized	(164)	(65)	(229)
Adjustment	(40)	(42)	(82)
Currency impact	8	5	13

Balance as of December 31, 2002	$—	$—	$—

Nonius Group

        On April 10, 2001, the Company completed the acquisition of Nonius Group ("Nonius") in a transaction whereby the Company acquired the Nonius B.V. subsidiary, and four affiliates, of Delft Instruments N.V., a Dutch company. Nonius is a developer and manufacturer of single crystal X-ray diffraction equipment. The Company paid cash of approximately $6.2 million, net of cash acquired, plus the assumption of approximately $1.8 million of debt plus additional liabilities of $4.3 million. The acquisition was accounted for as a purchase in the second quarter of fiscal 2001 and, accordingly, the results of operations of Nonius for the period subsequent to the consummation of the acquisition are included in the accompanying financial statements. The excess of the purchase price over the fair value of the assets acquired of $3.2 million was recorded as goodwill. In the first quarter of 2002, the Company recorded an impairment loss of $1,046,000 ($617,000, net of tax) related to goodwill (Note 7).

        In conjunction with the acquisition of Nonius, the Company acquired certain in-process research and development ("IPR&D") projects. These projects included next generation high brilliancy optics and microsources; high brilliance rotating anode generator successors for biological crystallography; high sensitivity large area detector systems; and next generation software for data acquisition and processing. At the time of the acquisition, these projects were in various stages of completion, ranging from 50% to 70%. The projects were expected to be completed during 2002 at an estimated cost of $615,000. The high brilliancy optics and rotating anode generator projects were completed in 2002. Both the large area detector systems and software projects were expected to be completed in the second quarter of 2003.

        The Company had determined there was an absence of technological feasibility and alternative future use for this IPR&D. As such, the Company utilized a discounted probable future cash flows analysis to prepare a valuation of the fair value of IPR&D. The Company performed this cash flow analysis on a project-by-project basis and applied adjusted discount rates of 40%-45% to the projects' cash flow. The Company used financial assumptions based on pricing, margins and expense levels from those historically realized by Nonius and consistent with industry standards. Material net cash inflows from these projects began in 2003. Management was primarily responsible for estimating the fair value of the purchased in-process research and development. This valuation resulted in an estimate of the fair value of $3,590,000 ($2,118,000, net of tax), which was charged to research and development expense immediately following the close of the transaction in the second quarter of 2001.

        The Bruker Nonius operations are located in Delft, the Netherlands. As part of the purchase agreement with Delft Instruments, Bruker Nonius entered into rental and service agreements for 20 months. The services provided by Delft Instruments included facility maintenance, telephone and systems networks, payroll and other handling. In May 2002, Bruker Nonius moved its operations from the Delft Instruments facility to a new facility in Delft, the Netherlands. As of December 31, 2002 and 2001, the rental and service fee recognized since the acquisition were $339,000 and $270,000. All services have been terminated as of December 31, 2002.

Unaudited Pro forma Information

        The following unaudited pro forma income statement information (in thousands, except per share data) assumes that the MAC Science and Nonius acquisitions had taken place as of the beginning of each of the periods presented, in accordance with SFAS No. 141, "Business Combinations."

	Year Ended December 31,
	2002	2001
Net sales	$227,189	$192,684
(Loss) income before cumulative effect of change in accounting principle	(5,837)	2,546
Net (loss) income	(6,454)	2,546
Net loss available to common shareholders	(6,454)	(3,479)
Basic and diluted loss per share	(0.08)	(0.05)

        The unaudited pro forma combined income statement information has been prepared for informational purposes only and may not be indicative either of the operating results that actually would have resulted had the acquisition been made at the beginning of the periods presented or of the operating results that may occur subsequent to the acquisition.

6. Restructuring Charges

Bruker BioSciences 2003 Restructuring Plan

        See Note 5 for information regarding the Company's restructuring activities undertaken as a result of the merger with Bruker AXS.

Bruker Daltonics 2002 Restructuring Plan

        The Company's subsidiary, Bruker Daltonics, a reportable operating segment, recorded a restructuring charge during the six months ended June 30, 2002 of approximately $1.5 million related to a workforce reduction of approximately 50 employees. The charge consisted primarily of employee severance, professional fees and outplacement services. During the third and fourth quarters of 2002, the Company recorded a credit of approximately $1.0 million against this reserve to reflect a revised estimate for the actual employee severance costs. As of December 31, 2002, a total of $300,000 had been paid and an accrual of $200,000 remained in accrued expenses for the 27 employees affected by the workforce reduction. During the year ended December 31, 2003, the Company paid an additional $200,000 for the workforce reduction leaving a zero balance in accrued expenses as of December 31, 2003. No further charges or adjustments have been incurred throughout the fourth quarter ending December 31, 2003.

        The following table summarizes the restructuring charge activity and the balance of the restructuring accrual as of December 31, 2003:

(in thousands)
Balance, December 31, 2001	$—
New charges	1,500
Adjustments in estimates	(1,000)
Cash payments	(300)

Balance, December 31, 2002	$200
New charges	—
Cash payments	(200)
Other adjustments	—

Balance, December 31, 2003	$—

Bruker AXS 2002 Restructuring Plan

        The Company's subsidiary, Bruker AXS, a reportable operating segment, implemented a restructuring program during the year ended December 31, 2002 in order to reduce costs and improve productivity by eliminating redundant positions, streamlining production and initiating cost reduction programs in all operating areas. As a result, the Company recorded a restructuring charge of approximately $1,767,000 ($1,043,000, net of tax) in the third quarter of 2002. In the third quarter of 2003, the Company recorded an additional restructuring charge of $122,000. This charge included an increase in the workforce reduction accrual of $294,000 related to additional costs associated with the early retirement program in Germany. This increase was offset by a reduction in the contractual obligations accrual of $172,000 due to the Company renegotiating its penalties for terminating a contract for outsourced information technology services.

        The following table summarizes the restructuring charge activity and the balance of the restructuring accrual as of December 31, 2003 (in thousands):

	Workforce Reduction	Production Operations	Contractual Obligations	Engineering Inventory	Total
Balance as of December 31, 2001	—	—	—	—	—
New charges	$458	$699	$465	$145	$1,767
Cash payments	(84)	—	(172)	—	(256)
Non-cash charges	—	(699)	—	(145)	(844)
Currency impact	16	—	20	—	36

Balance, December 31, 2002	390	—	313	—	703
Cash payments	(202)	—	(161)	—	(363)
Other	294	—	(172)	—	122
Currency impact	77	—	20	—	97

Balance, December 31, 2003	$559	$—	$—	$—	$559

        Due to the impact of certain German regulatory requirements applicable to the benefits to the Company's German employees, the workforce reduction accrual will not be fully paid until 2008.

7. Goodwill and Other Intangible Assets

        The changes in the carrying amount of goodwill for the year ended December 31, 2003 and 2002 are as follows (in thousands):

Balance, December 31, 2001	$3,099
Goodwill from MAC Science acquisition	907
Transitional impairment loss	(1,046)
Purchase price adjustments	69
Currency impact	64

Balance, December 31, 2002	3,093
Goodwill from Baltic Scientific Instruments acquisition	208
Net increase in goodwill from Bruker AXS merger	8,492
Impairment of goodwill	(1,051)
Currency impact	(3)

Balance, December 31, 2003	$10,739

        The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," in the first quarter of fiscal 2002. Under the transitional provisions of SFAS No. 142, the Company recorded a goodwill impairment loss associated with its Bruker Nonius reporting unit of $1,046,000 ($617,000, net of tax). The fair value of the reporting unit was based on projected discounted future net cash flows. In accordance with the transitional provisions of SFAS No. 142, the impairment loss has been recorded in the first quarter of 2002 as a cumulative effect of change in accounting principle.

        Application of the non-amortization provisions of SFAS No. 142 reduced amortization expense by approximately $165,000 in fiscal 2002. The following sets forth a reconciliation of net income (loss) for the years ended December 31, 2003, 2002 and 2001 adjusted for the non-amortization provisions of SFAS No. 142:

	Year Ended December 31,
	2003	2002	2001
Reported net (loss) income	$(17,554)	$(6,802)	$2,687
Add back: goodwill amortization, net of tax	—	—	68
Add back: trademarks and trade names amortization, net of tax	—	—	6

Adjusted net (loss) income	$(17,554)	$(6,802)	$2,761

        The non-amortization provisions of SFAS No. 142 had no impact on basic and diluted earnings (loss) per share for the years ended December 31, 2003, 2002 and 2001.

        As previously described in Note 5, the Company's acquired other intangible assets as of December 31, 2003 and December 31, 2002 were comprised of the following (in thousands):

		December 31, 2003			December 31, 2002
	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology and related patents	4 years	$1,520	$(190)	$1,330	$—	$—	$—
Customer relationships	5 years	310	(30)	280	—	—	—
Trade names	10 years	310	(16)	294	—	—	—

Total amortizable acquired intangible assets		2,140	(236)	1,904	—	—	—
Bruker Nonius trade names and trademarks		—	—	—	250	—	250

Acquired other intangible assets		$2,140	$(236)	$1,904	$250	$—	$250

        Amortization expense related to intangible assets was $236,000, $0 and $74,000 for the year ended December 31, 2003, 2002 and 2001, respectively.

        Estimated future amortization expense related to intangible assets at December 31, 2003 is as follows:

Year ending:	(in thousands)
2004	$473
2005	473
2006	473
2007	283
2008	62
Thereafter	140

Total	$1,904

8. Investments in Other Companies

GeneProt, Inc.

        In November 2000, the Company acquired 909,091 shares of Series B Preferred Stock of GeneProt, Inc. in exchange for $7.0 million in cash and 79,218 shares of the Company's common stock. The acquired securities are included in investments in other companies and are accounted for under the cost method. Due to the uncertain outlook of GeneProt, management concluded that the investment has suffered an impairment that was deemed to be other than temporary. As such, the Company recorded an $8.2 million charge to earnings in 2002 to write the investment in GeneProt down to the estimated fair market value. The Company's evaluation determined that no further write-downs were necessary in 2003.

Affinium Pharmaceuticals, Inc

        In 2001, the Company acquired 738,008 shares of Series IIA Preferred Stock of Affinium Pharmaceuticals, Inc. (formerly Integrative Proteomics, Inc.) in exchange for approximately $1 million in cash and 64,650 shares of the Company's common stock. The acquired securities are included in investments in other companies and are accounted for under the cost method. Due to the uncertain outlook of Affinium Pharmaceuticals, management concluded that the investment has suffered an impairment that was deemed to be other than temporary. As such, the Company recorded a $1.3 million charge to earnings in 2002 to write the investment in Affinium Pharmaceuticals down to the estimated fair market value. The Company's evaluation determined that no further write-downs were necessary in 2003.

Cengent Therapeutics

        In 2001, the Company acquired 666,667 shares of Series C Preferred Stock of Cengent Therapeutics (formerly GeneFormatics, Inc.) in exchange for approximately $1 million in cash and 61,742 shares of the Company's common stock. The acquired securities are included in investments in other companies and are accounted for under the cost method. Due to the uncertain outlook of GeneFormatics, management concluded that the investment has suffered an impairment that was deemed to be other than temporary. As such, the Company recorded a $1.4 million charge to earnings in 2002 to write the investment in Cengent Therapeutics down to the estimated fair market value.

        In 2003, GeneFormatics, Inc. merged with Structural BioInformatics, Inc. to create Cengent Therapeutics which resulted in the Company converting its shares to 222,878 shares of Cengent Therapeutics Series F preferred stock. The Company's evaluation determined that no further write-downs were necessary in 2003.

9. Income Taxes

        The components of income (loss) from continuing operations before provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2003	2002	2001
United States	$(18,756)	$(9,274)	$(87)
Foreign	10,073	5,658	3,747

	$(8,683)	$(3,616)	$3,660

        Significant components of the provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Current:
Federal	$—	$223	$434
State	71	197	127
Foreign	6,284	4,528	2,329

	6,355	4,948	2,890
Deferred:
Federal	2,432	245	(2,198)
State	884	(55)	(213)
Foreign	53	(2,357)	921

	3,369	(2,167)	(1,490)

Total provision for income taxes	$9,724	$2,781	$1,400

        The reconciliation of income tax computed at the United States federal statutory tax rate to income tax expense for the years ended December 31, 2003, 2002 and 2001 was as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Income tax at statutory rate	34.0%	34.0%	34.0%
Add (deduct):
Merger costs	(9.5)	—	—
State taxes	(3.4)	1.0	(6.0)
Research and development credits	3.5	2.8	(3.0)
Change in valuation allowance/unbenefited losses	(114.5)	(109.7)	14.3
Acquired in-process R&D	(9.6)	—	—
Foreign income tax at differing rates	(11.4)	1.4	(7.7)
Other	(1.1)	(6.4)	6.7

	(112.0)%	(76.9)%	38.3%

        The components of the Company's deferred income taxes were as follows:

	December 31,
	2003	2002
	(in thousands)
Deferred tax assets:
Accounts receivable	$117	$402
Investment write-down	4,381	$4,374
Inventory	3,744	3,301
Compensation	766	750
Intangible assets	1,626	1,415
Warranty reserve	846	—
R & D and other tax credit carryforwards	2,651	1,658
Net operating loss carryforwards	8,549	2,173
Other	185	657

Total deferred tax assets	22,865	14,730
Valuation allowance	(17,268)	(5,864)

Net deferred tax assets	5,597	8,866

Deferred tax liabilities:
Warranty reserve	—	(241)
Foreign statutory reserves	(4,533)	(2,921)
Excess tax over book depreciation	(5,056)	(4,194)
Other	(252)	(484)

Total deferred tax liabilities	(9,841)	(7,840)

Net deferred tax (liability) asset	$(4,244)	$1,026

        During 2003, the Company recorded a non-cash charge to establish a valuation allowance of $9.6 million, primarily to write-off the deferred tax assets of its United States operations. The impact of the income tax valuation allowance on the net loss was $0.12 per diluted share. The valuation allowance was determined in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. Cumulative losses incurred in the U.S. jurisdiction in 2003, especially due to merger related charges, represented sufficient negative evidence which was difficult for positive evidence to overcome under SFAS No. 109. Accordingly, a full valuation allowance was recorded. The Company intends to maintain a full valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance.

        The provision for income taxes excluding the income tax valuation allowance is determined by applying an estimated tax rate to income before income taxes for each of our subsidiaries. For the years ended December 31, 2003 and 2002, the Company computed a provision for income taxes excluding the income tax valuation allowance of $1.0 million and $1.2 million on a loss before taxes of $(8.6) million and $(3.6) million, respectively. The Company incurred income taxes despite net losses because no tax benefit was applied in the U.S., where substantially all losses were incurred in 2003.

        As of December 31, 2003, the Company has approximately $22.2 million of net operating loss carryforwards available to reduce future taxable income. These losses have various expiration dates through 2023. The Company also has research and development tax credits of approximately $2.7 million available to offset future tax liabilities that expire at various date through 2023.

        Undistributed earnings of foreign subsidiaries aggregated approximately $24.9 million at December 31, 2003, which, under existing law, will not be subject to United states tax until distributed as dividends. Because the earnings have been or are intended to be indefinitely reinvested in foreign operations, no provision has been made for United States income taxes that may be applicable thereto.

10. Business Segment Information

        SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments in annual financial statements of public business enterprises. It also establishes standards for related disclosures about products and service, geographic areas and major customers. The Company evaluated its business activities that are regularly reviewed by the Chief Executive Officer for which discrete financial information is available. As a result of this evaluation, the Company determined that two of its subsidiaries are reportable operating segments: Bruker Daltonics and Bruker AXS.

        Bruker Daltonics is in the business of manufacturing and distributing mass spectrometry instruments that can be integrated and used along with other analytical instruments. Bruker AXS is in the business of manufacturing and distributing advanced X-ray instrumentation used in non-destructive molecular and elemental analysis in academic, research and industrial applications. Bruker BioSciences Corporation, the parent company of Bruker Daltonics and Bruker AXS, is the corporate entity that holds excess cash and short-term investments and incurs public company costs.

        Net revenue, operating (loss) income, and depreciation and amortization for Bruker Daltonics, Bruker AXS, and Bruker BioSciences are provided below:

	Year Ended December 31,
	2003	2002	2001
Net revenue:
Bruker Daltonics	$146,749	$116,368	$92,691
Bruker AXS	113,930	104,290	82,588

Consolidated	$260,679	$220,658	$175,279

Operating (loss) income:
Bruker Daltonics	$2,558	$5,745	$3,273
Bruker AXS	(11,828)	(99)	(1,899)
Corporate	(411)	—	—

Consolidated	$(9,681)	$5,646	$1,374

Interest (expense) income, net:
Bruker Daltonics	$(773)	$182	$2,750
Bruker AXS	(170)	306	(133)
Corporate	406	—	—

Consolidated	$(537)	$488	$2,617

Provision for income taxes:
Bruker Daltonics	$6,729	$2,063	$2,369
Bruker AXS	2,995	718	(969)
Corporate	—	—	—

Consolidated	$9,724	$2,781	$1,400

(Loss) income before minority interest in consolidated subsidiaries and cumulative effect of change in accounting principle:
Bruker Daltonics	$(4,898)	$(6,200)	$3,637
Bruker AXS	(13,504)	(197)	(1,377)
Corporate	(5)	—	—

Consolidated	$(18,407)	$(6,397)	$2,260

Depreciation and amortization:
Bruker Daltonics	$10,643	$8,195	$6,040
Bruker AXS	6,230	3,629	2,881

Consolidated	$16,873	$11,824	$8,921

        Assets information for Bruker Daltonics, Bruker AXS, and Bruker BioSciences are provided below (in thousands):

	December 31, 2003	December 31, 2002
Property and equipment, net:
Bruker Daltonics	$57,217	$52,543
Bruker AXS	24,137	20,706

Consolidated	$81,354	$73,249
Capital expenditures:
Bruker Daltonics	$2,532	$15,916
Bruker AXS	2,959	12,849

Consolidated	$5,491	$28,765
Deferred tax asset:
Bruker Daltonics	$3,218	$4,587
Bruker AXS	2,379	4,279

Consolidated	$5,597	$8,866

Total assets:
Bruker Daltonics	$181,899	$203,102
Bruker AXS	113,906	139,051
Corporate	215,421	—
Eliminations	(160,195)	—

Consolidated	$351,031	$342,153

        The following represents the Company's geographic segments (in thousands):

	Year Ended December 31,
	2003	2002	2001
Net Revenue:
North America	$51,478	$67,918	$48,524
Europe	166,755	127,022	114,435
Other foreign	42,446	25,718	12,320

Total	$260,679	$220,658	$175,279

Long-Lived Assets (Year-End):
North America	$31,001	$21,033	$9,651
Europe	61,966	53,794	39,051
Other foreign	1,030	1,765	191

Total	$93,997	$76,592	$48,893

        Europe primarily includes the United Kingdom, Germany, France, Italy, Spain, Belgium, The Netherlands, Scandinavia, Poland, Russia, Hungary, Slovenia, Switzerland and Austria. Other foreign includes all other countries not included within North America or Europe.

11. Debt

        The Company's non-related party debt obligations consisted of the following (in thousands):

	December 31,
	2003	2002
Two Euro bank loans at fixed rate of 4.65%, collateralized by land and buildings of Bruker Daltonik GmbH, monthly interest payments, due and payable through 2008	$9,626	$8,038
Euro bank loan at fixed rate of 5.10%, collateralized by land and buildings of Bruker Daltonik GmbH, monthly interest payments, paid in full in 2003	—	5,359
Euro bank loan at fixed rate of 3.05%, collateralized by land and buildings of Bruker Daltonik GmbH, monthly interest payments, due and payable through 2008	4,393	—
Euro bank loan at fixed rate of 2.95%, collateralized by land and buildings of Bruker Daltonik GmbH, monthly principal and interest payments due and payable through 2008	4,076	—
Japanese Yen bank loan at fixed rate of 1.50%, uncollateralized, quarterly principal payments of $84,000 and quarterly interest payments commencing in March 2003, due and payable through December 2005	776	1,011
Japanese Yen bank loan at fixed rate of 1.19%, uncollateralized, quarterly principal payments of $140,000 and quarterly interest payments commencing in June 2002, due and payable through June 2006	1,408	1,990
Euro bank loan at fixed rate of 4.90%, uncollateralized, monthly principal payments of $8,000 and quarterly interest payments commencing in February 2002, due and payable through February 2004	175	121
Euro mortgage loan at 6-month European Interbank Offered Rate (EURIBOR) (2.30% at December 31, 2003) plus 1.00%, collateralized by a building located in Karlsruhe, Germany, biannual principal payments of $150,000 and biannual interest payments commencing in April 2003, due and payable through October 2017	5,938	5,238
State of Wisconsin industrial revenue bonds at variable interest rate based on the Bond Market Association Municipal Swap Index (1.14% at December 31, 2003), collateralized by an irrevocable letter of credit, annual principal payments of various amounts commencing in December 2004 and monthly interest payments, due and payable through December 2013	2,200	2,200

Total long-term debt	28,592	23,957
Less: current portion of long-term debt	(2,218)	(6,599)

Total long-term debt, less current portion	$26,374	$17,358

        The industrial revenue bonds ("IRB") were entered into with the State of Wisconsin in 1999 in connection with the construction of the Bruker AXS Inc.'s building in Madison, Wisconsin. Bruker AXS Inc. has an interest rate swap which has been designated as a hedge. Bruker AXS Inc. pays a 4.60% fixed rate of interest and receives a variable rate of interest based on the Bond Market Association Municipal Swap Index. The contract has a $2,200,000 notional value which decreases in conjunction with the IRB payment schedule until the swap and IRB agreements terminate in December 2013. The fair value of the swap, obtained from dealer quotes, is an unrealized loss of $181,000 and $224,000 at December 31, 2003 and 2002, respectively. Interest payments (receivable and payable) under the terms of the swap are accrued over the period and are treated as an adjustment to interest expense. The letter of credit is renewable upon mutual agreement of Bruker AXS Inc. and the financial institution. If the letter of credit is not renewed and Bruker AXS Inc. is unable to obtain a similar letter of credit with another financial institution, the IRB may be callable at the option of the bond trustee. The Company's outstanding letter of credit expires in December 2004 and is collateralized by substantially all of the assets of Bruker AXS Inc. The letter of credit contains various financial and other covenants. As of December 31, 2003, the Company was in compliance with all debt covenants.

        Annual maturities of long-term non-related party debt are as follows:

2004	$2,218,000
2005	1,564,000
2006	885,000
2007	579,000
2008	14,735,000
Thereafter	8,611,000

$28,592,000

        The Company maintains lines of credit at financial institutions in the U.S., Germany, and Japan with an aggregate maximum credit amount of approximately $32.9 million and $28.8 million at December 31, 2003 and 2002, respectively. At December 31, 2003 and 2002, the Company had borrowings of approximately $16.4 million and $11.8 million, respectively, and availability of approximately $16.5 million and $17.0 million, respectively. For the line of credit in the U.S., the Company entered into a demand revolving line of credit with Citizens Bank in the amount of $2.5 million. This line, which is secured by certain inventory, receivables and equipment in the United States, is used to provide working capital and has no expiration date. Interest on this line of credit is at either LIBOR plus 175 basis points (2.87% at December 31, 2003) or the Prime Rate (4.00% at December 31, 2003). We elect the method of interest calculation at the time we draw down on the line of credit, provided that any LIBOR–based draws must be in $100,000 multiples. There is no commitment fee on the unused portion of the line. As of December 31, 2003, the Company had $1.5 million outstanding on this line of credit. For the lines of credit in Germany, which are unsecured, interest is paid monthly on outstanding borrowings based on the banks' variable interest rates, which were between 6.95%-8.75% at December 31, 2003. For the lines of credit in Japan, the interest rates were between.0.89% and 1.01% at December 31, 2003. The lines of credit have no maturity date and are uncollateralized.

        Interest expense for the years ended December 31, 2003, 2002 and 2001 was $1.8 million, $1.3 million and $1.9 million, respectively.

12. Derivative Instruments and Hedging Activities

        Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted. SFAS No. 133 requires that all derivative instruments be recognized in the financial statements and measured at their fair market value. Changes in the fair market value of derivative instruments are recognized each period in current earnings or shareholders' equity (as a component of other comprehensive income (loss), depending on whether a derivative is designated as a part of a hedge transaction and, if it is, the type of hedge transaction. In accordance with SFAS No. 133, the Company recorded a transition adjustment that resulted in a realized loss of $20,000, net of tax, as of January 1, 2001.

        The Company is party to interest and cross currency rate swaps in order to minimize the volatility that changes in interest and foreign currency rates might have on earnings and cash flows. The

Company also periodically enters into foreign exchange rate contracts in order to minimize the volatility that fluctuations in currency exchange rates will have on the Company's cashflows related to purchases and sales denominated in foreign currencies.

        The Company has an interest rate swap arrangement to pay a 4.60% fixed rate of interest and receive a variable rate of interest based on the Bond Market Association Municipal Swap Index (ranging from 1.18% to 1.67% for the year ending December 31, 2002) on a $2.2 million notional amount. This contract was considered to be an effective hedge against changes in the amount of future cash flows associated with the Company's interest payments related to its variable rate debt obligations until December 31, 2002 and accordingly, changes in the fair value of this contract were deferred in shareholders' equity as a component of comprehensive income (loss). Effective January 1, 2003, the Company determined that this interest rate swap was no longer effective (as defined by SFAS No. 133) in offsetting the change in interest cash flows being hedged, and accordingly, the changes in the swap's fair value are being recorded in current earnings in interest and other income (expense) in the Consolidated Statements of Operations. The amount to be recognized in earnings within the next twelve months is not expected to be significant. The fair value of the instrument was a liability of $181,000 and $224,000 ($109,000 and $133,000, net of tax), at December 31, 2003 and December 31, 2002, respectively. The fair values were obtained from dealer quotes.

        In April 2002, the Company entered into a cross currency interest rate swap and an interest rate swap, which are currently not designated as hedges. The cross currency interest rate swap of 2 million euro secures a fixed rate of 1.75% per annum payable in Japanese yen until January 4, 2012. The interest rate swap of 3 million euro reduces the 6-month EURIBOR rate by 1.80% per annum until January 4, 2007. The Company entered into the financial instruments to manage its exposure to interest rates and foreign exchange risk. Fluctuations in the fair value of these instruments are recorded in interest and other income (expense).

        The notional amount of the financial instruments not designated as hedges was approximately $16,309,000 and $13,620,000 at December 31, 2003 and 2002, respectively. Until the instruments become effective hedges (as defined by SFAS 133), they are considered speculative and fluctuations in the fair value of instruments are recorded in interest and other income (expense). The fair value of the instruments appreciated (depreciated) $466,000, $(264,000) and $(163,000) for the years ended December 31, 2003, 2002 and 2001, respectively. The aggregate fair value of speculative derivative instruments was a (liability) asset of $151,000 and $(315,000) as of December 31, 2003 and 2002, respectively.

13. Related Parties

        The Company is affiliated, through common shareholders, with several other entities which use the Bruker name. The Company and its affiliates have entered into a sharing agreement which provides for the sharing of specified intellectual property rights, services, facilities and other related items.

        As of December 31, 2003 and 2002, the Company has payables to related parties included in its accounts payable balance of $6,209,000 and $2,025,000 million, respectively. The Company has receivables from related parties included within its accounts receivable balance of $4,556,000 and $3,507,000, as of December 31, 2003 and 2002, respectively. Payment terms of accounts receivable balances with related parties are the same as those with third party customers.

        Sales to related parties which are not subsidiaries of Bruker BioSciences Corporation are included in the consolidated financial statements. Such related parties are affiliated sales offices in countries in which the Company does not have its own distribution network. As such, these sales were primarily for resale of the Company's products only. These sales amounted to $13.0 million, $16.6 million and $9.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. In addition, we purchased $7.1 million, $5.3 million, and $3.5 million from affiliated entities in the year ended December 31, 2003, 2002 and 2001, respectively.

        The Company shares various general and administrative expenses for items including umbrella insurance policies, accounting services and leases with various related parties. These general and administrative expenses amounted to $1.4 million, $1.2 million and $1.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

        The Company has investments in three non-affiliated companies. The Company recognized sales to these companies, GeneProt, Inc., Cengent Therapeutics and Affinium Pharmaceuticals Inc., of approximately $2.1 million, $0, and $0, respectively in 2003, and $510,000, $0 and $194,000, respectively, in 2002, $6.0 million, $0.3 million and $0.4 million, respectively, in 2001. These sales were recorded at arm's-length conditions and in the normal course of business. There were no purchases from any of these companies during 2003, 2002 or 2001.

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

        Bruker AXS Inc. had a line of credit with Bruker BioSpin KK with a maximum credit amount of $229,000 at December 31, 2001. The line of credit had an interest rate of 1.75% and matured on August 31, 2002.

        The Company paid $1.4 million, $849,000 and $1.0 million to a law firm in which one of its directors is a partner.

14. Employee Benefit Plans

        The Company maintains or sponsors various defined contribution and defined benefit retirement plans that cover domestic and international employees. The Company may make contributions to these plans at its discretion. Retirement benefits earned are generally based on years of service and compensation during active employment. Eligibility is generally determined in accordance with local statutory requirements. However, the level of benefits and terms of vesting may vary among plans. The Company contributed approximately $811,000, $663,000 and $652,000 in 2003, 2002 and 2001, respectively.

        Substantially all of the Bruker AXS GmbH employees, who were employed by the Company on September 30, 1997, participate in a defined benefit pension plan. The plan provides pension benefits based upon final average salary and years of service. Benefits to other employees are based on a fixed amount for each year of service. The Company has elected to recognize the impact on the projected benefit obligation when actual experience differs from actuarial assumptions on an immediate basis. The Company recognized actuarial losses (gains) of approximately $143,000, $52,000 and ($53,000) for the years ended December 31, 2003, 2002 and 2001, respectively.

        The following provides a reconciliation of the funded status of the plan (in thousands):

	December 31,
	2003	2002
Change in benefit obligation
Benefit obligation at beginning of year	$4,752	$3,336
Service cost	496	487
Interest cost	303	224
Benefits paid	(3)	(22)
Recognized actuarial loss	143	52
Currency translation adjustment	1,087	675

Benefit obligation at end of year	$6,778	$4,752
Change in plan assets
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	3	22
Benefits paid	(3)	(22)

Fair value of plan assets at end of year	$—	$—
Funded status	$(6,778)	$(4,752)
Unrecognized amendment gain	(108)	(106)

Accrued benefit cost	$(6,886)	$(4,858)
Accumulated benefit obligation	$(6,250)	$(4,704)
	Year Ended December 31,
	2003	2002	2001
Components of net periodic benefit cost
Service cost	$496	$487	$386
Interest cost	303	224	173
Recognized actuarial loss (gain)	143	52	(53)
Amortization	(14)	(11)	(3)

Net periodic benefit cost	$928	$752	$503

        The value of the benefit obligation was determined as of December 31, 2003 using the following actuarial assumptions:

	Year Ended December 31,
	2003	2002	2001
Assumptions
Discount rate	5.50%	5.75%	6.25%
Expected return on assets	0%	0%	0%
Rate of compensation increase	3.00%	3.00%	3.00%

15. Shareholders' Equity

Initial Public Offering

        On August 3, 2000, the Company issued 9,200,000 shares of its common stock for $119,600,000 (or $13 per share). The Company incurred $9,912,000 in offering costs as a result of this transaction.

        On December 14, 2001, Bruker AXS Inc. issued and sold 9,000,000 shares of its common stock for $58,500,000 (or $6.50 per share) in conjunction with its initial public offering. Upon the closing of the initial public offering, all 5,625,000 shares of redeemable preferred stock converted into 6,923,077 shares of common stock. As a result of the merger between the Company and Bruker AXS Inc., the 9,000,000 shares of Bruker AXS common stock issued in Bruker AXS' initial public offering and the 6,923,077 shares of Bruker AXS common stock issued upon conversion of the Bruker AXS redeemable preferred stock upon the closing of the initial public offering were converted to 3,912,300 and 3,009,462 of Bruker BioSciences shares, respectively.

        On January 11, 2002, the underwriters of the initial public offering exercised an over-allotment option. As a result, Bruker AXS Inc. issued and sold 1,350,000 shares of its common stock for $8,775,000 (or $6.50 per share). As a result of the merger, these shares were converted to 586,545 shares of the Company's common stock.

Blank Check Preferred Stock

        As of December 31, 2003, 5,000,000 shares of Blank Check Preferred Stock with a stated par value of $0.01 per share have been authorized, none of which have been issued.

Redeemable Preferred Stock

        On January 16, 2001 Bruker AXS Inc. authorized and sold 5,625,000 shares of Series A Convertible Preferred Stock, $0.01 par value per share, at a price of $4.00 per share. Gross proceeds received totaled $22,500,000. The Company utilized these proceeds to pay down its related party debt in accordance with its payment schedules and to pay down its third party lines of credit in full. Also, in conjunction with the preferred stock offering, the Company incurred investment fees related to the offering which totaled approximately $227,000. Such fees were included as a reduction of the preferred stock. The terms of the Series A preferred shares also provided for cumulative cash dividends at an 8% annual rate, to be paid when and as they may be declared from time to time by the Board of Directors of the Company.

        A beneficial conversion feature existed upon the closing of a qualified public offering ("IPO"), if the closing price was between $6.00—$8.00 per share. With a closing price between $6.00-$8.00 per share, the preferred shareholders would receive additional shares of common stock upon the conversion. The additional number of shares was determined by multiplying one by a fraction, the numerator which was equal to eight and the denominator which was equal to the actual price per share at the closing of the IPO. Since this beneficial conversion feature was contingent and the number of shares issued upon conversion could not be computed until the IPO occurred, the beneficial conversion feature was not recognized until the closing of the IPO.

        While outstanding, the carrying amount of the Series A preferred shares was being accreted, using the interest method, to the fair market value through January 16, 2009, the earliest redemption date. During 2001, the Company recorded approximately $833,000 of accretion. The accretion was recorded through charges against additional paid-in capital. The redemption amount of the mandatorily redeemable Series A Convertible Preferred Stock also included accrued dividends but only when dividends were declared by the Company's Board of Directors. Accrued dividends of $370,000 had been included in the carrying value of the Series A Convertible Stock for the three months ended March 31, 2001. However, as the Board of Directors had not declared any dividends and had no intention of doing so in the future, the accrual was reversed in the three months ended June 30, 2001. The reversal of the dividends would have increased basic and diluted earnings per share by $0.01 for the three months ended March 31, 2001.

        Upon closing of the Company's initial public offering in December 2001, all the preferred stock was converted into common stock. As the offering's closing price was $6.50 per share, a beneficial conversion feature existed. An additional 1,298,077 shares were issued upon the conversion resulting in total conversion shares of 6,923,077. The intrinsic value of the beneficial conversion feature was $5,192,000 which was recognized as a reduction of net income available to common shareholders through a reduction to additional paid-in capital in December 2001.

        In addition, after the completion of the Company's initial public offering, the preferred shareholders were entitled to certain rights with respect to registration of their 6,923,077 shares of common stock. If the Company proposes to register any of its securities under the Securities Act, either for the Company's own account or for the account of other security holders exercising registration rights, the holders of the 6,923,077 common shares are entitled to notice of the registration and to include their shares of common stock in the registration at the Company's expense. Additionally, the holders of these shares are entitled to demand registration rights pursuant to which they may require the Company to file a registration statement under the Securities Act at the Company's expense with respect to their shares of common stock. Further, the holders of these shares may require the Company to file additional registration statements on Form S-3 at the Company's expense. All of these registration rights are subject to the right of the underwriters of an offering to limit the number of shares included in such registration. These registration rights terminate five years after the closing of the initial public offering.

Stock Repurchase Programs

        On August 7, 2002, the Board of Directors of Bruker Daltonics approved a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of its common stock. The costs of these shares have been recorded as treasury stock in the consolidated balance sheet. Such purchases may be made from time to time in the open market, through privately negotiated transactions or through block purchases. Pursuant to this program, the Company repurchased 457,200 shares of its common stock at an average price of $5.10 per share.

        In August 2002, the Board of Directors of Bruker AXS Inc. authorized the repurchase of up to 2,500,000 shares of its common stock. Any purchases under the repurchase program were to be made, from time-to-time, in the open market, through block trades or otherwise, at the discretion of Company management. Bruker AXS repurchased 192,422 shares at a weighted average price of $3.93 per share for a total of approximately $756,000 for the year ended December 31, 2002. These shares were retired in connection with the merger on July 1, 2003.

Dividends

        The terms of some of the Company's indebtedness restrict its ability to pay dividends to its shareholders.

Stock Options

        In February 2000, the Board of Directors adopted and the stockholders approved the 2000 Stock Option Plan ("the Plan"). The Plan provides for the issuance of up to 2,200,000 shares of common stock in connection with awards under the Plan. The Plan allows a committee of the Board of Directors (the "Committee") to grant incentive stock options, non-qualified stock options, stock appreciation rights and stock awards (including the use of restricted stock and phantom shares). The Committee has the authority to determine which employees will receive the rewards, the amount of the awards and other terms and conditions of the award. Options to purchase shares of common stock granted by the Committee vest over three-to-five year periods.

        On July 1, 2003, the Board of Directors adopted the stockholders approval to amend and restate the 2000 Stock Option Plan to change the plan name and increase the number of shares available for issuance. The name of the amended plan is Bruker BioSciences Corporation Amended and Restated 2000 Stock Option Plan ("the Plan"). The amendment also registered 4,132,000 additional shares of common stock of Bruker BioSciences Corporation issuable pursuant to the Company's Plan originally adopted in 2000. The total number of shares issuable under the Plan is 6,320,000 as of July 1, 2003, of which 2,200,000 shares were previously registered on Form S-8 (Reg. No. 333-47836).

        Stock option activity for the years ended December 31, 2003, 2002 and 2001 was as follows:

	Shares Subject to Option	Weighted Average Option Price
Outstanding, December 31, 2000	1,270,741	$5.17
Granted	1,007,894	10.36
Exercised	(43,100)	5.27
Forfeited	(91,856)	6.34

Outstanding, December 31, 2001	2,143,679	7.56
Granted	676,600	6.76
Exercised	(16,695)	5.27
Forfeited	(128,962)	8.63

Outstanding, December 31, 2002	2,674,622	7.32
Granted	503,125	3.84
Exercised	(4,473)	2.91
Forfeited	(78,272)	6.86

Outstanding, December 31, 2003	3,095,002	$6.77
Exercisable, December 31, 2003	1,034,458	$6.95

        The following table summarizes information about stock options outstanding and exercisable at December 31, 2003 (in thousands except per share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.99-3.98	983	7.9	$3.18	310	$2.94
3.99-5.96	761	6.4	5.18	358	5.30
5.97-9.94	675	6.74	6.79	127	7.43
9.95-13.92	270	8.0	10.97	65	10.88
13.93-19.89	406	7.2	15.64	174	15.65

	3,095	7.2	$6.77	1,034	$6.95

        The Company has recorded compensation income (expense) of $(2,000), $100,000 and $(415,000) for the years ended December 31, 2003, 2002 and 2001, respectively, for stock options granted to non-employees. Compensation income (expenses) are amortized on a straight-line basis over the underlying vesting terms.

        The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2003	2002	2001
Dividend yield	—	—	—
Expected stock price volatility	1.049%	1.169%	1.362%
Risk-free interest rate	1.24%	1.63%-4.94%	2.18%-4.98%
Expected life of option—years	3-5 years	3-5 years	3-5 years

16.   Commitments and Contingencies

Operating Leases

        Certain vehicles, office equipment and buildings are leased under agreements that are accounted for as operating leases. Total rental expense under operating leases was $2,292,000, $1,540,000, and $1,543,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Future minimum lease payments under non-cancelable operating leases at December 31, 2003 were as follows:

2004	$2,214,000
2005	1,919,000
2006	1,748,000
2007	945,000
2008	440,000

Total minimum lease payments	$7,266,000

License Agreements

        The Company has entered into license agreements allowing it to utilize certain patents. If these patents are used in connection with a commercial product sale, the Company pays royalties ranging from 0.15% to 5.00% on the related product revenues. Licensing fees for the years ended December 31, 2003, 2002 and 2001 were approximately $0.8 million, $1.2 million and $0.4 million, respectively.

Grants

        The Company's wholly-owned subsidiary, Bruker Daltonik GmbH, is the recipient of grants from German government authorities. The grants were made in connection with the Company's development of specific spectrometers and components of spectrometers. Total grants awarded amount to $5.6 million and expire through June 30, 2005. Amounts received under these grants during 2003, 2002 and 2001 totaled $1.3 million, $0.2 million and $0.9 million, respectively, and are classified in other revenues. Total expenditures related to these grants were $3.1 million, $1.3 million and $1.0 million in 2003, 2002 and 2001, respectively.

Legal

        Since December 31, 1996, the Company had been involved in patent litigation with a competitor, Finnigan, a subsidiary of Thermo Electron Corporation. In August 2001, the companies reached a comprehensive settlement agreement related to this litigation. The settlement agreement provides for the dismissal of all pending suits, the waiving of all damages, and a framework of licensing and arbitration for potential future patent disputes between the companies in the field of ion trap mass spectrometry (ITMS). The settlement allows both companies, as well as their distributors, to sell their unmodified ITMS systems effective immediately. As a result, the Company reduced its patent litigation accrual by approximately $1.9 million in the third quarter of 2001 and $1.0 million during 2002. The additional reduction in 2002 brought the patent litigation accrual to zero as the Company believes no further liability exists.

        The Company incurred a special charge during the fourth quarter of 2002 in connection with a contract its German and Swiss subsidiaries have with the U.K. Ministry of Defense (the "MOD"). It consisted of an additional reserve in the amount of $700,000, which represented the projected further increase in cost for rework and retesting on the contract due to various technical problems associated with meeting the contract requirements. The Company previously incurred a charge on this same contract in the fourth quarter of 2000, as the Company was required to make considerable design changes to our product at that time, and this increased the cost of contract performance.

        In addition, during the third quarter of 2001, the Company had a reserve of $1.9 million for liquidated damages pursuant to this contract with the MOD. We strongly disputed the applicability of liquidated damages and believed that we were owed additional development funding by the MOD. During 2003, our German and Swiss subsidiaries delivered product which met the specifications of the contract. As such, we have an understanding with the MOD such that it will not pursue any further claims for liquidated damages, other than those previously paid, pursuant to the contract and that we will not pursue our claims for the recovery of additional research and development expenses incurred in connection with the contract. Therefore, the reserve of $1.9 million for liquidated damages was reversed during 2003.

        Other lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. The Company believes the outcome of these proceedings, if any, will not have a material impact on the Company's financial position or results of operations.

Letters of Credit and Guarantees

        At December 31, 2003 and 2002, the Company had bank guarantees of $8.2 million and $7.0 million, respectively, for its customer advances. These guarantees affect the availability of its lines of credit.

Indemnifications

        The Company enters into standard indemnification arrangements in our ordinary course of business. Pursuant to these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual anytime after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal.

        The Company has entered into indemnification agreements with its directors and officers that may require the Company: to indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of a culpable nature; to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified; and to obtain directors' and officers' insurance if available on reasonable terms, which the Company currently has in place.

17. Quarterly Financial Data (Unaudited)

        A summary of operating results for the quarterly periods in the two years ended December 31, 2003 is set forth below (in thousands, except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
Year Ended December 31, 2003
Net revenue	$63,059	$60,903	$63,058	$73,659
Operating loss	(1,070)	(3,007)	(5,547)	(57)
Net (loss) income	(1,618)	(1,579)	(14,669)	312
Net (loss) income per share—basic and diluted	$(0.02)	$(0.02)	$(0.17)	$0.00
Year Ended December 31, 2002
Net revenue	$49,579	$51,983	$56,550	$62,546
Operating (loss) income	2,087	(59)	1,319	2,299
Net (loss) income before cumulative effect of change in accounting principle	1,346	(3,773)	1,152	(4,910)
Net (loss) income	536	(3,773)	1,152	(4,717)
Net (loss) income per share—basic and diluted:
(Loss) income before cumulative effect of change in accounting principle	$0.01	$(0.04)	$0.01	$(0.06)
Net (loss) income per share	$0.00	$(0.04)	$0.01	$(0.06)

        During the first, second and third quarters of 2003, the Company recorded $3.2 million, $3.1 million, and $5.4 million in special charges related to the merger with Bruker AXS.

        During the second and fourth quarters of 2002, the Company recorded a $4.4 million and $6.5 million charge, respectively, due to the write-down of investments in other companies.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

        Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) as of the end of the period covered by this Annual Report on Form 10-K, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There were no changes that occurred during the fourth quarter of 2003 that have materially affected, or are reasonable likely to materially affect, the Company's internal controls over financial reporting.

PART III

        In accordance with General Instruction G(3) to Form 10-K, except as set forth below, the information called for by Items 10, 11, 12, 13 and 14 is incorporated by reference from the registrant's definitive proxy statement for the 2004 Annual Meeting of Stockholders.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        A copy of the company's code of ethics, which applies to its principal executive officer, principal financial officer, principal accounting officer, controller and board of directors may be obtained free of charge by requesting them from us in writing or by telephone at Bruker BioSciences Corporation, 40 Manning Road, Billerica, Massachusetts, 01821, Attn: Investor Relations. (978) 663-3660, ext. 1411.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information

PLAN CATEGORY	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,095,002(1)	$6.77(1)	3,224,998
Equity compensation plans not approved by security holders	N/A	N/A	N/A

TOTAL	3,095,002(1)	$6.77(1)	3,224,998

(1)
Includes 3,095,002 shares issuable upon the exercise of options assumed in connection with the merger of Bruker AXS and Bruker Daltonics in 2003 at a weighted average exercise price of $6.77 per share.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  Financial Statements and Schedules

  (1)
  Financial Statements

        The following consolidated financial statements of Bruker BioSciences Corporation are filed as part of this report under Item 8—Financial Statements and Supplementary Data

    (2)
    Financial Statement Schedules

Page
Report of Independent Auditors	54
Schedule II—Valuation and Qualifying Accounts	97
    (3)
    Exhibits

            See (c) below.

  (b)
  Reports on Form 8-K

          During the three-month period ended December 31, 2003, the Company furnished the following reports on Form 8-K:

    •
    Report on Form 8-K, filed October 20, 2003, under Item 7—Financial Statements and Exhibits and Item 12—Results of Operations and Financial Condition; and

    •
    Report on Form 8-K, filed November 6, 2003, under Item 12—Results of Operations and Financial Condition.

  (c)
  List of Exhibits

Exhibit No.	Title
3.1	Amended and Restated Certificate of Incorporation of the Registrant(1)
3.2	Amended and Restated Bylaws of the Registrant(1)
4.1	Specimen stock certificate representing shares of common stock of the Registrant(1)
10.1	2000 Stock Option Plan(1)
10.2	Sharing Agreement dated as of February 28, 2000 among the Registrant and 13 affiliates of the Registrant(1)
+10.3	License Agreement dated August 10, 1998 between the Registrant and Indiana University's Advanced Research & Technology Institute(1)
+10.4	ITMS Collaboration Agreement by and between Hewlett-Packard, the Registrant and Bruker Daltonik GmbH, dated April 28, 1999(1)
+10.5	Collaboration Agreement dated December 4, 1997 between Bruker-Franzen Analytik GmbH and Sequenom Instruments GmbH(1)
+10.6	Agreement by and between the Bruker Daltonik GmbH, Bruker Saxonia Analytik GmbH and Bruker Optik GmbH dated March 31, 2000(1)
+10.7	Strategic Alliance Agreement between the Registrant and Geneva Proteomics, Inc. dated September 12, 2000(2)
10.8	Standard Form Purchase and Sale Agreement by and between Bruker Daltonics Inc. and Isolde Laukien dated as of December 1, 2000(2)
10.9	Shared Services Agreement dated September 26, 2000 between Bruker SA and Bruker AXS SA(3)
+10.10	Supply Agreement dated March 30, 1998 between the Registrant and Fairchild Imaging Inc., formerly known as Lockheed Martin Fairchild Systems(3)
+10.11	Supply Agreement dated October 1, 1998 between Bruker AXS GmbH and GKSS Forschungszentrum Geesthacht GmbH, as amended(3)
+10.12	Development Agreement dated July 31, 1997 between Bruker AXS GmbH and Siemens Aktiengesellschaft Berlin und Munchen Bereich Medizinische Technik(3)

+10.13	Development Agreement (Agreement 99.06) dated May 5, 1999 between Bruker AXS GmbH and Baltic Scientific Instruments(3)
+10.14	Development Agreement (Agreement 99.10) dated October 7, 1999 between Bruker AXS GmbH and Baltic Scientific Instruments(3)
+10.15	Strategic Alliance Agreement dated March 12, 2001 between the Registrant and Affinium Pharmaceuticals, formerly known as Integrative Proteomics, Inc.(3)
+10.16	Purchase Agreement dated April 10, 2001 by and among Delft Instruments N.V., Delft Instruments Nederland B.V., Delft Instruments France SA, Delft Instruments International B.V., Enfarm B.V., Nonius Inc., Delft Instruments BRD GmbH, Delft Instruments UK Ltd., Nonius B.V., Nonius Company LP, Nonius UK Ltd., Nonius GmbH and Nonius France Sarl, the Registrant, Bruker AXS GmbH, Bruker AXS SA and Bruker UK Ltd.(3)
10.17	Services Agreement dated April 10, 2001 between Delft Instruments, N.V. and the Registrant(3)
10.18	Managing Director Contract, dated July 1, 2000, between the Registrant and Martin Haase(3)
+10.19	Agreement on Development, Supply and Marketing dated August 2, 2001 between Bruker AXS GmbH and Siemens Medical Solutions Rontgenwerk Rudolstadt(3)
+10.20	Strategic Alliance Agreement dated October 2, 2001 between the Registrant and GeneFormatics Incorporated(3)
10.21	Lease for Office Space in Delft, The Netherlands dated October 12, 2001 between Bruker Nonius B.V. and Van Haaren Beheer B.V.(3)
+10.22	Memorandum of Agreement for Strategic Collaboration dated October 16, 2001 between the Registrant and Fairchild Imaging, Inc.(3)
10.23	Separation Agreement and General Release dated November 7, 2001 between the Registrant and John Bourke(3)
+10.24	Purchase Agreement dated October 24, 2001 between Bruker AXS GmbH and Siemens Industriepark Karlsruhe GmbH & Co. oHG(3)
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, Independent Auditors
23.2	Consent of PricewaterhouseCoopers LLP, Independent Accountants
24.1	Power of attorney (included on page S-1)
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Incorporated by reference from our registration statement on Form S-1, registration number 333-34820, declared effective by the Securities and Exchange Commission on August 3, 2000.

(2)
Incorporated by reference from our annual report on Form 10-K for the fiscal year ended December 31, 2001.

(3)
Incorporated by reference from the Bruker AXS Inc. registration statement on Form S-1, registration number 333-66066, declared effective by the Securities and Exchange Commission on December 13, 2001.

        + Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Commission.

  (d)
  Financial Statement Schedules

          Schedule II—Valuation and Qualifying Accounts (in thousands)

	Balance at Beginning of Period	Additions Charged to Earnings	Deductions Amounts Written Off	Balance at End of Period
Allowance Deducted in Balance Sheet from the assets to which they apply:
For the year ended December 31, 2003 Allowance for doubtful accounts	$1,087	$1,121	$(276)	$1,932
Allowance for excess and obsolete inventory	$2,835	$937	$(288)	$3,484
For the year ended December 31, 2002 Allowance for doubtful accounts	$589	$666	$(168)	$1,087
Allowance for excess and obsolete inventory	$1,995	$1,648	$(807)	$2,835
For the year ended December 31, 2001 Allowance for doubtful accounts	$979	$348	$(738)	$589
Allowance for excess and obsolete inventory	$2,104	$556	$(665)	$1,995

        All other schedules have been omitted since they are either not applicable, not required or the information is included elsewhere herein.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUKER BIOSCIENCES CORPORATION
Date: March 15, 2004	By:	/s/ FRANK H. LAUKIEN Name: Frank H. Laukien, Ph.D. Title: President, Chief Executive Officer and Chairman

        We, the undersigned officers and directors of Bruker BioSciences Corporation, hereby severally constitute and appoint Frank H. Laukien, Ph.D. to sign for us and in our names in the capacities indicated below, the report on Form 10-K filed herewith and any and all amendments to such report, and to file the same, with all exhibits thereto and other documents in connection therewith, in each case, with the Securities and Exchange Commission, and generally to do all such things in our names and on our behalf in our capacities consistent with the provisions of the Securities Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ FRANK H. LAUKIEN, PH.D. Frank H. Laukien, Ph.D.	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 15, 2004
/s/ LAURA A. FRANCIS Laura A. Francis	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 15, 2004
/s/ M. CHRISTOPHER CANAVAN, JR. M. Christopher Canavan, Jr.	Director	March 15, 2004
/s/ TAYLOR J. CROUCH Taylor J. Crouch	Director	March 15, 2004
/s/ DANIEL S. DROSS Daniel S. Dross	Director	March 15, 2004
Collin D'Silva	Director	March 15, 2004
/s/ MARTIN HAASE Martin Haase	Director	March 15, 2004

/s/ RICHARD D. KNISS Richard D. Kniss	Director	March 15, 2004
William A. Linton	Director	March 15, 2004
/s/ RICHARD M. STEIN Richard M. Stein	Director	March 15, 2004
/s/ BERNHARD WANGLER Bernhard Wangler	Director	March 15, 2004

QuickLinks

BRUKER BIOSCIENCES CORPORATION Annual Report on Form 10-K Table of Contents
PART I
Bruker Daltonics
Bruker AXS
PART II
Report of Independent Auditors
Report of Independent Accountants
BRUKER BIOSCIENCES CORPORATION CONSOLIDATED BALANCE SHEETS (in thousands, except per share data)
BRUKER BIOSCIENCES CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)
BRUKER BIOSCIENCES CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) (in thousands, except share data)
BRUKER BIOSCIENCES CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
Bruker BioSciences Corporation Notes to Condensed Consolidated Financial Statements
PART III
PART IV
SIGNATURES