Form 10-Q
period 2004-03-31
BRUKER BIOSCIENCES CORP
filed 2004-05-12
CIK 1109354

Use these links to rapidly review the document
TABLE OF CONTENTS

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004
OR
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

        As of May 6, 2004, there were 89,455,969 shares of the Registrant's common stock outstanding.

Bruker BioSciences Corporation
Form 10-Q
For the Quarter Ended March 31, 2004
Index

PART I FINANCIAL INFORMATION

ITEM 1: Financial Statements

Bruker BioSciences Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$76,665	$76,837
Accounts receivable, net	52,206	54,689
Inventories	107,011	110,052
Other current assets	11,935	9,047

Total current assets	247,817	250,625
Property, plant and equipment, net	78,573	81,354
Intangible and other assets	18,927	19,052

Total assets	$345,317	$351,031

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$23,111	$18,587
Accounts payable and accrued expenses	18,900	22,520
Due to affiliated companies	3,102	2,389
Customer advances	21,366	23,193
Other current liabilities	37,899	41,911

Total current liabilities	104,378	108,600
Long-term debt	26,162	26,374
Other long-term liabilities	13,773	13,631
Commitments and contingencies (Note 13)
Common stock, $0.01 par value, 150,000,000 shares authorized; 86,463,232 and 86,462,791 shares issued at March 31, 2004 and December 31, 2003, respectively	865	865
Other stockholders' equity	200,139	201,561

Total stockholders' equity	201,004	202,426

Total liabilities and stockholders' equity	$345,317	$351,031

See the accompanying notes to financial statements.

Bruker BioSciences Corporation

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Product revenue	$67,902	$63,014
Other revenue	252	45

Net revenue	68,154	63,059
Costs and operating expenses:
Cost of product revenue	35,682	34,124
Sales and marketing	16,044	14,217
General and administrative	4,034	3,744
Research and development	10,429	8,848
Merger related costs	—	3,196

Total costs and operating expenses	66,189	64,129

Operating income (loss)	1,965	(1,070)
Interest and other income, net	99	117

Income (loss) before provision for income taxes and minority interest in consolidated subsidiaries	2,064	(953)
Provision for income taxes	1,020	867

Income (loss) before minority interest in consolidated subsidiaries	1,044	(1,820)
Minority interest in consolidated subsidiaries	11	(202)

Net income (loss)	$1,033	$(1,618)

Net income (loss) per common share—basic and diluted	$0.01	$(0.02)
Weighted average common shares outstanding:
Basic	86,463	76,988

Diluted	86,793	76,988

See the accompanying notes to financial statements.

Bruker BioSciences Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Operating Activities:
Net cash used in operating activities	$(4,109)	$(4,412)
Investing activities:
Purchases of property, plant and equipment	(1,015)	(1,665)
Redemption of short-term investments	—	5,227
Purchase of short-term investments	(975)	(266)
Other investments	62	—

Net cash (used in) provided by investing activities	(1,928)	3,296
Financing activities:
Proceeds from short-term borrowings, net	4,974	4,116
Repayment of long-term debt, net	(75)	(253)
Proceeds from issuance of common stock	1	—

Net cash provided by financing activities	4,900	3,863
Effect of exchange rate changes on cash and cash equivalents	(83)	257

Net change in cash and cash equivalents	(1,220)	3,004
Cash and cash equivalents at beginning of period	62,642	84,811

Cash and cash equivalents at end of period	$61,422	$87,815

See the accompanying notes to financial statements.

Bruker BioSciences Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business

        Bruker BioSciences Corporation and its wholly-owned subsidiaries (the "Company") design, manufacture, service and market proprietary life science systems based on mass spectrometry core technology platforms and X-ray technology. The Company also sells a broad range of field analytical systems for nuclear, biological and chemical (NBC) detection. The Company maintains major technical centers in Europe, North America and Japan. The Company's diverse customer base includes pharmaceutical, biotechnology and proteomics companies, academic institutions, semiconductor industries and government agencies.

        On July 1, 2003, the Company merged with Bruker AXS Inc. (Bruker AXS), with the Company surviving the merger. The consolidated financial statements and share data for the three months ended March 31, 2003 include the retroactive effects of the merger with Bruker AXS. The consolidated financial statements have been restated by combining the historical consolidated financial statements of Bruker BioSciences Corporation with those of Bruker AXS for each of the periods presented. In connection with the merger, the Company formed two operating subsidiaries, Bruker Daltonics Inc. (Bruker Daltonics) and Bruker AXS, into which it transferred substantially all of the respective assets and liabilities, except cash, which remains with the parent company, Bruker BioSciences Corporation. Bruker Daltonics and Bruker AXS are reportable segments of the Company.

        The financial statements represent the consolidated accounts of Bruker BioSciences Corporation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements as of and for the three months ended March 31, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X. The December 31, 2003 balance sheet is the balance sheet included in the audited financial statements as shown in the Company's 2003 Annual Report on Form 10-K. Accordingly, the financial information presented herein does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year.

        For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

2. Mergers and Acquisitions

Bruker AXS Inc. Merger

        On April 4, 2003, the Company and Bruker AXS entered into a definitive merger agreement pursuant to which the Company acquired all of the outstanding shares of Bruker AXS. The merger was intended to form a leading tools supplier for life science and materials research, with an emphasis on advancing proteomics. The agreement was signed following the unanimous approval of the Board of Directors of each company as well as the unanimous recommendations of independent Special Committees of both companies' boards.

        On June 27, 2003, the merger was approved by shareholders of both Bruker AXS and the Company and the official closing of the merger occurred on July 1, 2003. Upon closing of the merger, each outstanding share of common stock of Bruker AXS was converted into the right to receive, at the election of the holder, either 0.63 of a share of the Company's common stock or consideration intended to be of substantially equivalent value, payable 75% in the Company's common stock and 25% in cash.

        The merger represents a business combination of companies under common control due to the majority ownership of both companies by five related individuals as an affiliated shareholder group. As a result, the merger, as it relates to the shares owned by these affiliated shareholders (approximately 69%), was accounted for in a manner similar to a pooling-of-interest, or at historical carrying value. The acquisition of the shares of the non-affiliated shareholders (approximately 31%) was accounted for using the purchase method of accounting, or at fair value, in a manner similar to the acquisition of a minority interest. The excess purchase price of the interest not under common control over the fair value of the related net assets was recorded as goodwill.

        The fair value of the consideration paid for the acquisition of the minority interest was approximately $38.1 million, including cash of $5.4 million, common stock valued at $28.5 million, stock options valued at $3.0 million and merger transaction costs of $1.2 million. The value of the 9.66 million shares of common stock issued to non-affiliated shareholders in connection with the merger was determined using the closing market price of Bruker Daltonics' stock on the date the terms of the merger were agreed to and announced. The fair value of each stock option issued was determined using the Black-Scholes option-pricing model.

        The Company engaged a third party valuation firm to independently appraise the fair value of certain assets acquired. The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition of the minority interest (in thousands):

Current assets	$108,326
Property, plant and equipment	23,245
Intangible assets	9,383
Other assets	2,481

Total assets	143,435
Current liabilities	39,217
Long-term debt	9,304
Other liabilities	6,328
Minority interest	125

Total liabilities assumed	54,974

Net assets	88,461
Minority interest percentage	31%

Net assets acquired	27,423
Goodwill	10,739

Total purchase price	$38,162

        The purchase price for the 31% minority interest acquired has been allocated to the net assets acquired on a pro rata basis in accordance with Financial Accounting Standards Board (FASB) Statement No. 141, "Business Combinations." Accordingly, intangible assets acquired were allocated as follows: $1.5 million to existing technology and related patents which have an estimated weighted-average useful life of four years, $0.3 million to customer relationships which have a weighted-average useful life of five years and $0.3 million to trade names which have a weighted-average useful life of ten years. In addition, $2.5 million of acquired intangible assets was assigned to in-process research and development projects that were written off at the date of acquisition in accordance with FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method."

        The projects that qualify as acquired in-process research and development projects represent those that have not yet reached technology feasibility and for which no future alternative uses existed. The value assigned to the in-process research and development projects was determined using a discounted probable future cash flow analysis. Financial assumptions used to estimate the future cash flows were based on pricing, margins and expense levels from those historically realized by Bruker AXS. A discount rate of 45% was utilized to discount the net cash flows generated from the acquired in-process research and development. The estimates used in valuing the acquired in-process research and development were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. As of March 31, 2004, these projects were at various stages of completion, ranging from 50-80%. The Company expects to complete these projects during 2004 at an additional estimated cost of approximately $1.0 million.

        The $10.7 million of goodwill acquired from Bruker AXS in connection with the merger was assigned to the Company's Bruker AXS subsidiary, a reportable operating segment, and will not be deductible for tax purposes since the merger was a tax-free merger.

        In conjunction with the merger, the Company formulated a plan to consolidate production and exit certain activities in its life science X-ray business. The production capacity for the life science X-ray systems produced at the Bruker Nonius facility in Delft, Netherlands, has been outsourced or absorbed within other facilities throughout the Company. As a result of these restructuring activities, the Company recorded approximately $2.2 million in purchase accounting liabilities and reserves. Approximately, $1.5 million, or 69%, of the purchase accounting liabilities and reserves were charged to operations and the remaining $0.7 million, or 31%, was included in the allocation of the purchase price as goodwill. The purchase accounting liabilities and reserves included $0.8 million of severance costs for approximately 19 employees, $1.0 million as a reserve for inventory that will no longer be used in production, and $0.4 million of costs to upgrade X-ray systems that will no longer be produced and other miscellaneous restructuring costs.

        Charges against the purchase accounting liabilities and reserves recorded in connection with these activities during the three months ended March 31, 2004 were as follows (in thousands):

	Severance	Inventory	Customer Upgrades and Other	Total
Balance as of December 31, 2003	$802	$224	$209	$1,235
Cash payments	(536)	—	(69)	(605)
Non-cash charges	—	(136)	—	(136)
Adjustments	(87)	—	—	(87)
Foreign currency impact	(17)	(5)	(4)	(26)

Balance as of March 31, 2004	$162	$83	$136	$381

        In addition, the Company wrote-off the remaining balance of goodwill of $1.5 million and trade names and trademarks of $0.2 million associated with the Bruker Nonius entity. Approximately, $1.2 million, or 69%, of the write-off of goodwill and trade names and trademarks was charged to operations and the remaining $0.5 million, or 31%, was included in the allocation of the purchase price as goodwill.

Baltic Scientific Instruments Ltd. Acquisition

        On April 2, 2003, Bruker AXS acquired 51% of the outstanding common shares of Baltic Scientific Instruments Ltd. ("BSI"), a Riga, Latvia-based company. BSI focuses on solid state X-ray detector technology for materials research and elemental composition and has been a supplier to Bruker AXS since 2001. The acquisition provided the Company with the opportunity to explore additional research and development projects. The aggregate purchase price for BSI was approximately $0.3 million and funded with cash on hand for total assets acquired of $0.9 million and total liabilities assumed of $0.6 million. In May 2003, BSI issued additional shares to Bruker AXS which increased the Company's ownership to 75.5%. BSI's minority shareholders did not receive additional shares in May 2003. The results of BSI have been included in the Bruker AXS segment from the date of acquisition.

        Pro forma information to reflect the BSI acquisition has not been presented as the impact on net sales and net income (loss) and net income (loss) per common share would not have been material.

3. Inventories

        The following is a summary of inventories by major category (in thousands):

	March 31, 2004	December 31, 2003
Raw materials	$28,766	$30,108
Work-in-process	36,021	37,232
Finished goods	42,224	42,712

Total inventories	$107,011	$110,052

4. Goodwill and Other Intangible Assets

        The following is a summary of other intangible assets subject to amortization as of March 31, 2004 (in thousands):

	Useful Lives	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology and related patents	4 years	$1,520	$(285)	$1,235
Customer relationships	5 years	310	(45)	265
Trade names	10 years	310	(24)	286

Total amortizable intangible assets		$2,140	$(354)	$1,786

        For the three months ended March 31, 2004, the Company recorded amortization expense of $118,000 related to other amortizable intangible assets. For the three months ended March 31, 2003, no amortization expense was recorded.

        The estimated future amortization expense related to other amortizable intangible assets is as follows (in thousands):

For the year ended December 31,
2004(a)	$355
2005	473
2006	473
2007	283
2008	62
Thereafter	140

Total	$1,786

(a)
Amount represents estimated amortization expense for the remaining nine months ending December 31, 2004.

        The carrying amount of goodwill as of March 31, 2004 and December 31, 2003 was $10.7 million.

5. Warranty Costs

        The Company provides a one-year parts and labor warranty with the purchase of equipment. The anticipated cost for this one-year warranty is accrued upon recognition of the sale and is included as a current liability on the balance sheet. The Company also offers to its customer's warranty and service agreements extending beyond the initial year of warranty for a fee. These fees are recorded as deferred revenue and amortized into income over the life of the extended warranty contract.

        Changes in the Company's accrued warranty liability during the three months ended March 31, 2004 were as follows (in thousands):

Balance as of December 31, 2003	$6,510
Accruals for warranties issued during period	2,222
Settlements of warranty claims	(2,244)
Foreign currency impact	(48)

Balance as of March 31, 2004	$6,440

6. Provision for Income Taxes

        For the quarter ended March 31, 2004, the Company recorded an income tax provision of $1.0 million compared with $0.9 million for the corresponding period in 2003. The income tax provision was recorded for taxes on income generated in certain foreign jurisdictions. In the U.S., any income tax provision or benefit is currently recorded as an adjustment to the valuation allowance until sufficient positive evidence exists to support the reversal of the valuation allowance which was established in the third quarter of 2003. Prior to the third quarter of 2003, the Company had recorded income tax benefits for pre-tax losses in the U.S.

7. Restructuring Charges

Bruker BioSciences 2003 Restructuring Plan

        See Note 2 "Mergers and Acquisitions" for a description of the Company's restructuring activities undertaken as a result of the merger with Bruker AXS.

Bruker AXS 2002 Restructuring Plan

        In September 2002, Bruker AXS implemented a restructuring program focused on reducing costs and improving productivity by eliminating redundant positions, streamlining production and initiating cost reduction programs in all operating areas. As a result, the Company recorded a restructuring charge of approximately $1.8 million ($1.1 million, net of tax) in the third quarter of 2002. During the three months ended March 31, 2004, there were no payments under the restructuring program. As of March 31, 2004, the remaining restructuring accrual balance of approximately $0.5 million relates to severance benefits of certain of the Company's terminated German employees, which due to the impact of certain regulatory requirements, will not be fully paid until 2008.

8. Employee Benefit Plans

        The Company has a defined benefit retirement plan that covers substantially all employees of Bruker AXS GmbH who were employed on September 30, 1997. The plan provides pension benefits based upon final average salary and years of service.

        The net periodic pension benefit cost includes the following components during the three months ended March 31, 2004 and 2003 (in thousands):

	2004	2003
Components of net periodic benefit cost
Service cost	$156	$124
Interest cost	88	76
Recognized actuarial loss	—	36
Amortization	(15)	(4)

Net periodic benefit cost	$229	$232

        To date, the Company has not funded the defined benefit plan and is not required to make contributions for the remainder of 2004.

9. Stock Compensation Arrangements

        The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure", an amendment of FASB Statement No. 123 (SFAS 148). Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant date, consistent with the methodology prescribed by SFAS 148, the Company's net income (loss) and net income (loss) per common share for the three months ended March 31, 2004 and 2003 would have approximated the following pro forma amounts (in thousands, except per share data):

	2004	2003
Net income (loss), as reported	$1,033	$(1,618)
Deduct: stock-based compensation expense determined
using fair value based method for all awards, net of tax	(329)	(518)

Net income (loss), pro forma	$704	$(2,136)

Net income (loss) per common share:
Basic and diluted, as reported	$0.01	$(0.02)

Basic and diluted, pro forma	$0.01	$(0.03)

        The fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions as of March 31, 2004 and 2003:

	2004	2003
Risk-free interest rate	1.50%	1.06%
Expected life of option	3-5 years	3-5 years
Volatility	1.026%	1.135%
Expected dividend yield	0%	0%

10. Earnings Per Share

        Basic earnings per share is calculated by dividing net earnings by the weighted-average number of common shares outstanding during the period. Except where the result would be antidilutive, the diluted earnings per share computation includes the effect of shares which would be issuable upon the exercise of outstanding stock options, reduced by the number of shares which are assumed to be purchased by the Company from the resulting proceeds at the average market price during the period.

        The following table sets forth the computation of basic and diluted average shares outstanding and net income (loss) per common share for the three months ended March 31, 2004 and 2003 (in thousands, except per share data).

	2004	2003
Net income (loss), as reported	$1,033	$(1,618)
Weighted average shares outstanding—basic	86,463	76,988
Net effect of dilutive stock options—based on treasury stock method(a)	330	—

Weighted average shares outstanding—diluted	86,793	76,988

Net income (loss) per common share—basic and diluted	$0.01	$(0.02)

(a)
The amount of outstanding antidilutive common stock options excluded from the computation of diluted earnings per share was 1.4 million as of March 31, 2004.

11. Interest and Other Income, Net

        The components of interest and other income, net, were as follows for the three months ended March 31, 2004 and 2003 (in thousands):

	2004	2003
Interest income	$241	$337
Interest expense	(411)	(403)
Exchange gains on foreign currency transactions	351	160
(Depreciation) appreciation of the fair value of derivative financial instruments	(79)	202
Loss on disposal of equipment	(3)	(179)

Interest and other income, net	$99	$117

12. Comprehensive (Loss) Income

        Comprehensive (loss) income refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in other comprehensive (loss) income, but excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders' equity, net of tax. The following is a summary of comprehensive (loss) income for the three months ended March 31, 2004 and 2003 (in thousands):

	2004	2003
Net income (loss)	$1,033	$(1,618)
Foreign currency translation adjustments	(2,469)	1,905

Total comprehensive (loss) income	$(1,436)	$287

13. Commitments and Contingencies

        The Company incurred a special charge during the fourth quarter of 2002 in connection with a contract its German and Swiss subsidiaries have with the U.K. Ministry of Defense (the "MOD"). The special charge consisted of an additional reserve in the amount of $0.7 million, which represented the projected additional costs for rework and retesting on the contract due to various technical problems associated with meeting contractual requirements. The Company previously incurred a charge on this contract in the fourth quarter of 2000, as the Company was required to make considerable design changes to the product at that time, and this increased the cost of contract performance.

        In addition, during the third quarter of 2001, the Company had a reserve of $1.7 million for liquidated damages pursuant to this contract with the MOD. The Company strongly disputed the applicability of liquidated damages and believed that the Company was owed additional development funding by the MOD. During the second quarter of 2003, the Company's German and Swiss subsidiaries delivered product, which met the specifications of the contract. As such, the Company has an understanding with the MOD such that it will not pursue any further claims for liquidated damages, other than those previously paid pursuant to the contract, and that the Company will not pursue claims for the recovery of additional research and development expenses incurred in connection with the contract. As a result, the reserve for liquidated damages was reversed during the second quarter of 2003.

        Other lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. The Company believes the outcome of these proceedings, if any, will not have a material impact on the Company's financial position or results of operations.

Letters of Credit and Guarantees

        As of March 31, 2004 and December 31, 2003, the Company had bank guarantees of $5.1 million and $8.2 million, respectively, for its customer advances. These bank guarantees affect the availability of our lines of credit.

14. Business Segment Information

        SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," (SFAS 131) establishes standards for reporting information about reportable segments in financial statements of public business enterprises. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company reports financial results on the basis of two reportable segments: Bruker Daltonics and Bruker AXS. Bruker Daltonics manufactures and distributes mass spectrometry instruments that can be integrated and used along with other analytical instruments. Bruker AXS manufactures and distributes advanced X-ray instrumentation used in non-destructive molecular and elemental analysis in academic, research and industrial applications. Bruker BioSciences Corporation, the parent company of Bruker Daltonics and Bruker AXS, is the corporate entity that holds excess cash and short-term investments and principally incurs certain public company costs.

        Selected reportable segment financial information for the three months ended March 31, 2004 and 2003 is presented below (in thousands):

	Net Revenue		Operating income (loss)		Depreciation and Amortization
	2004	2003	2004	2003	2004	2003
Bruker Daltonics	$38,827	$34,105	$2,335	$(490)	$2,843	$2,452
Bruker AXS	29,327	28,954	(170)	(580)	1,611	1,256
Corporate	—	—	(200)	—	—	—

Total	$68,154	$63,059	$1,965	$(1,070)	$4,454	$3,708

15. Recent Accounting Pronouncements

        In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (Revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits," ("SFAS 132(R)"). SFAS 132(R) requires additional disclosures relating to the description of the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans recognized during interim periods. These disclosure requirements are effective immediately and have been provided in this quarterly report on Form 10-Q.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Initially, FIN 46 was to be effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 initially were to be applied for the first interim or annual period beginning after June 15, 2003. However, in October 2003, the FASB deferred the effective date of FIN 46 to the end of the first interim or annual period ending after December 15, 2003 for those arrangements involving special purpose entities entered into prior to February 1, 2003. All other arrangements within the scope of FIN 46 are subject to its provisions beginning in 2004. The Company adopted FIN 46, as required, with no material impact to its consolidated financial position or results of operations.

16. Subsequent Events

        On April 28, 2004, the Company and a group of selling stockholders completed a public offering of 17,250,000 shares of its common stock, of which 3,450,000 were sold by the Company and 13,800,000 were sold by four selling stockholders, at $4.50 per share, generating net proceeds of approximately $14.5 million to the Company and approximately $58.2 million to the selling stockholders, in the aggregate. The Company anticipates using the net proceeds from this offering for general corporate purposes, potential acquisitions and possibly for the repayment of debt, although no potential debt has been identified for repayment.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and the notes to those statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q and in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

        Statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations which express that we "believe", "anticipate", "expect" or "plan to," as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Actual events or results may differ materially from those set forth in forward-looking statements. Certain factors that might cause such a difference are discussed in "Factors Affecting Our Business, Operating Results and Financial Condition" set forth in our Annual Report on Form 10-K for the year ended December 31, 2003.

OVERVIEW

Bruker BioSciences

        We are the parent company of Bruker Daltonics Inc. (Bruker Daltonics) and Bruker AXS Inc. (Bruker AXS). Bruker Daltonics is a leading developer and provider of innovative life science tools based on mass spectrometry. Bruker AXS is a leading developer and provider of life science and advanced materials research tools based on X-ray technology. We maintain major technical centers in Europe, North America and Japan and our diverse customer base includes pharmaceutical, biotechnology and proteomics companies, academic institutions, semiconductor industries and government agencies. Our business strategy includes focusing on innovative product and solution development, while continuing to expand our global distribution and customer support capabilities.

        In July 2003, we merged with Bruker AXS, a company under common control, and we were the surviving corporation in that merger. The consolidated financial statements have been restated by combining the historical consolidated financial statements of Bruker BioSciences Corporation with those of Bruker AXS for all periods presented. We continue to enhance our position as a leading tools provider in the proteomics marketplace, and as a result of the merger, we have focused on cross-selling our life-science mass spectrometry and X-ray products in order to generate incremental revenues. In addition, we are eliminating redundant public company costs and continue to evaluate options for streamlining our support functions, which may result in additional cost savings. The merger also allowed us to consolidate some of our global production sites as we strive to improve profitability.

        Along with the opportunities, the merger also created potential challenges and risks for us. Although affiliates, we have historically operated our businesses autonomously. We are currently working to integrate select corporate functions and to facilitate communication and cooperation. However, we are not attempting to consolidate research and development, marketing and sales, or production and service of the two operating companies, as we believe that this could be detrimental. We must endeavor to expand and integrate certain information and management systems and coordinate previously autonomous departments in accounting, finance, and administrative functions, even though the integration process itself could cause disruption in our business. If we are not successful in the integration process, we may not be able to realize all of the cost savings and benefits that were expected to result from the merger.

Bruker Daltonics

        The performance of our Bruker Daltonics business is driven by its product lines in life-science mass spectrometry and NBC detection. Our most significant growth drivers during the first quarter of

2004 were within our consumable/aftermarket business and the NBC product lines. Bruker Daltonics continued to gain momentum in life-science mass spectrometry as many of our earlier product introductions contributed to continued revenue and market share growth. Our MALDI-TOF/TOF systems continued to do well, as did our unique hybrid Q-q-FTMS. We also experienced favorable customer reception for our new benchtop ESI-TOF system, as well as for our ClinProt™ solution for biomarker discovery and clinical proteomics. We expect to continue our growth in life-science mass spectrometry throughout the remainder of 2004.

Bruker AXS

        The performance of our Bruker AXS business is driven by its product lines in SCD, XRD, XRF and thermal analyzers. Bruker AXS experienced softness in X-ray system sales in the first quarter of 2004, primarily due to softness in life science or SCD sales. Increased revenues for our elemental composition and thermal analyzer systems, as well as aftermarket sales, partially offset the decline in life science sales. During 2003, we introduced the MICROSTAR high brilliancy X-ray source in an effort to regain momentum in SCD and anticipate this product will contribute to our growth throughout 2004.

        Our core lines in XRD, or materials research, were relatively flat. In order to regain growth in this market, we introduced the new D8 systems with integrated, high-power X-ray source technology originated from our acquisition of MAC Science Ltd. In May 2002. Combined with our new VANTEC-1™ X-ray detector technology, these new D8 Super Speed™ solutions provide higher speed and sensitivity compared to other available products in the market. We believe that these products will contribute to our growth throughout 2004.

Critical Accounting Policies and Estimates

        The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts, inventories, goodwill, long-lived assets, warranty costs, income taxes, contingencies, and restructuring. We base our estimates and judgments on historical experience, current market and economic conditions, our observance of industry trends and other assumptions that we believe are reasonable and form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

        We believe the following critical accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment.

  •
  Revenue recognition. We recognize revenue from system sales, including hardware with embedded software, when persuasive evidence of an arrangement exists, the price is fixed or determinable, title and risk of loss has been transferred to the customer and collectibility of the resulting receivable is reasonably assured. Title and risk of loss is generally transferred to the customer upon receipt of a signed customer acceptance form for a system that has been shipped, installed, and for which the customer has been trained. As a result, the timing of customer acceptance or readiness could cause our reported revenues to differ materially from expectations. When products are sold through an independent distributor, a strategic distribution partner or an unconsolidated affiliated distributor, which assumes responsibility for installation, we recognize the system sale when the product has shipped and title and risk of loss has been transferred. Our distributors do not have price protection rights or rights to return; however, our products are warranted to be free from defect for a period of one year. For arrangements with multiple elements, we recognize revenue for each element based on the fair value of the element provided when all other criteria for revenue recognition have been met. The fair value for each element provided in multiple element arrangements is typically determined by referencing historical pricing policies when the element is sold separately. Changes in our ability to establish the fair value for each element in multiple element arrangements could affect the timing of revenue recognition. Revenue from accessories and parts is recognized upon shipment and service revenue is recognized as the services are performed.

  •
  Allowance for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to pay amounts due. If the financial condition of our customers were to deteriorate, reducing their ability to make payments, additional allowances would be required, resulting in a charge to operations.

  •
  Inventories. Inventories are stated at the lower of cost or market, with cost determined by the first-in, first-out method. We maintain an allowance for excess and obsolete inventory to reflect the expected un-saleable or un-refundable inventory based on an evaluation of slow moving products. If ultimate usage or demand varies significantly from expected usage or demand, additional write-downs may be required, resulting in a charge to operations.

  •
  Goodwill, other intangible assets, investments in other companies, and other long-lived assets. We perform an evaluation of whether goodwill is impaired annually or when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Fair value is determined using market comparables for similar businesses or forecasts of discounted future cash flows. We also review other intangible assets, investments in other companies, and other long-lived assets when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Should the fair value of our long-lived assets decline because of reduced operating performance, market declines, or other indicators of impairment, a charge to operations for impairment may be necessary.

  •
  Warranty costs. We normally provide a one-year parts and labor warranty with the purchase of equipment. The anticipated cost for this one-year warranty is accrued upon recognition of the sale and is included as a current liability on the balance sheet. Although our facilities undergo quality assurance and testing procedures throughout the production process, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Although our actual warranty costs have historically been consistent with expectations, to the extent warranty claim activity or costs associated with servicing those claims differ from our estimates, revisions to the warranty accrual may be required.

  •
  Income taxes. We estimate the degree to which tax assets and loss carry-forwards will result in a benefit based on expected profitability by tax jurisdiction, and provide a valuation allowance for tax assets and loss carry-forwards that we believe will more likely than not go unused. If it becomes more likely than not that a tax asset or loss carry-forward will be used for which a reserve has been provided, we reverse the related valuation allowance. If our actual future taxable income by tax jurisdiction differ from estimates, additional allowances or reversals of reserves may be necessary.

  •
  Contingencies. We estimate losses on contingencies and provide a reserve for these losses when the losses are probable and estimable. Should the ultimate losses on contingencies and litigation differ from estimates, adjustments to those reserves may be required.

  •
  Restructuring. We have recorded restructuring reserves for severance, inventory obsolescence, contractual obligations and other exit activity costs based on estimates of each of these expenses. Should actual cash flows associated with restructuring costs differ from estimated amounts, adjustments may be required.

Results of Operations

Net Revenue

        The following table presents net revenue, change in net revenue and net revenue growth by reportable segment for the three months ended March 31, 2004 and 2003 (dollars in thousands):

	2004	2003	Change	Percentage Change
Bruker Daltonics (a)	$38,827	$34,105	$4,722	13.9%
Bruker AXS	29,327	28,954	373	1.3%

Bruker BioSciences	$68,154	$63,059	$5,095	8.1%

(a)
Includes other revenue of $252,000 and $45,000 in 2004 and 2003, respectively, related to grant revenue received for research and development projects.

        Bruker Daltonics' net revenue increased by $4.7 million, or 13.9%, to $38.8 million for the three months ended March 31, 2004 compared to $34.1 million for the comparable period in 2003. Of this increase, approximately $4.2 million, or 12.3%, resulted from the impact of foreign exchange. Our growth excluding the effect of foreign exchange of 1.6% is primarily due to an increase in our aftermarket business of consumables and service contracts and our NBC detection business. We also experienced an increase in grant revenue of $0.2 million, which is the result of the timing of receipts from various projects for early-stage research and development projects funded by the German government. Life science systems revenue, NBC detection systems revenue and aftermarket revenue as a percentage of Bruker Daltonics' product revenue were 72%, 9% and 19%, respectively, in the first quarter of 2004, compared to 75%, 6% and 19%, respectively, for the comparable period in 2003.

        Bruker AXS net revenue increased by $0.4 million, or 1.3%, to $29.3 million for the three months ended March 31, 2004 compared to $29.0 million for the comparable period in 2003. Of this increase, approximately $2.8 million, or 9.5%, resulted from the impact of foreign exchange. The net decline of 8.2% in revenue excluding the effect of foreign exchange was driven by lower sales of our life science x-ray systems, partially offset by continued strong aftermarket revenues. X-ray systems and aftermarket revenues as a percentage of Bruker AXS' product revenue were 66% and 34%, respectively, in the first quarter of 2004, compared to 69% and 31% for the comparable period in 2003.

Cost of Product Revenue

        The following table presents cost of product revenue and cost of product revenue as a percentage of product revenue by reportable segment for the three months ended March 31, 2004 and 2003 (dollars in thousands):

	2004		2003
	Cost of Product Revenue	Percentage of Product Revenue	Cost of Product Revenue	Percentage of Product Revenue
Bruker Daltonics	$18,409	47.7%	$16,834	49.4%
Bruker AXS	17,273	58.9%	17,290	59.7%

Bruker BioSciences	$35,682	52.5%	$34,124	54.2%

        Bruker Daltonics' cost of product revenue for the three months ended March 31, 2004 was $18.4 million, or 47.7% of product revenue compared to $16.8 million, or 49.4% of product revenue for the comparable period in 2003. The decrease in cost of product revenue as a percentage of product revenue is due to a change in mix of sales to third party customers and distributors as well increased sales of our high-end, high-margin instrumentation, such as the new Apex Q and Ultraflex TOF/TOF.

        Bruker AXS' cost of product revenue for the three months ended March 31, 2004 and 2003 remained flat at $17.3 million, representing 58.9% of product revenue for the three months ended March 31, 2004 compared to 59.7% of product revenue in 2003. The decrease in cost of product revenue as a percentage of product revenue is primarily due to improvements in capacity utilization in our life sciences systems line due to a restructuring of the business.

Sales and Marketing

        The following table presents sales and marketing expense and sales and marketing expense as a percentage of product revenue by reportable segment for the three months ended March 31, 2004 and 2003 (dollars in thousands):

	2004		2003
	Sales and Marketing	Percentage of Product Revenue	Sales and Marketing	Percentage of Product Revenue
Bruker Daltonics	$8,764	22.7%	$7,720	22.7%
Bruker AXS	7,280	24.8%	6,497	22.4%

Bruker BioSciences	$16,044	23.6%	$14,217	22.6%

        Bruker Daltonics' sales and marketing expense for the three months ended March 31, 2004 increased to $8.8 million, or 22.7% of product revenue, from $7.7 million, or 22.7% of product revenue for the comparable period in 2003. Sales and marketing expense increased consistently with overall revenue growth in the segment. A portion of the dollar increase was related to the increase in amortization expense associated with our demonstration inventory.

        Bruker AXS' sales and marketing expense for the three months ended March 31, 2004 increased to $7.3 million, or 24.8% of product revenue, from $6.5 million, or 22.4% of product revenue for the comparable period in 2003. The increase in sales and marketing as a percentage of product revenue was primarily attributable to lower organic revenues in a period of higher bookings, resulting in higher commission costs. In addition, during the first quarter of 2004 Bruker AXS increased headcount in Japan and opened a new sales subsidiary in Austria.

General and Administrative

        The following table presents general and administrative expense and general and administrative expense as a percentage of product revenue by reportable segment for the three months ended March 31, 2004 and 2003 (dollars in thousands):

	2004		2003
	General and Administrative	Percentage of Product Revenue	General and Administrative	Percentage of Product Revenue
Bruker Daltonics	$1,800	4.7%	$1,828	5.4%
Bruker AXS	2,035	6.9%	1,916	6.6%
Corporate	199	0.0%	—	0.0%

Bruker BioSciences	$4,034	5.9%	$3,744	5.9%

        Bruker Daltonics' general and administrative expense for the three months ended March 31, 2004 and 2003 remained consistent at $1.8 million. General and administrative expense was 4.7% of product revenue during the first quarter of 2004 compared to 5.4% of product revenue for the comparable period in 2003. The decrease in general and administrative expenses as a percentage of product revenue is primarily due to synergies resulting from the merger of Bruker Daltonics and Bruker AXS and improved cost controls established during 2003.

        Bruker AXS' general and administrative expense for the three months ended March 31, 2004 increased to $2.0 million, or 6.9% of product revenue, from $1.9 million, or 6.6% of product revenue for the comparable period in 2003. The increase in general and administrative expense as a percentage of product revenue is primarily due to the amortization of merger related intangible assets.

        Corporate general and administrative expense for the three months ended March 31, 2004 was $0.2 million, and represents expenses associated with being a public company not allocated to our reportable segments, including legal fees, audit fees and filing fees.

Research and Development

        The following table presents research and development expense and research and development expense as a percentage of product revenue by reportable segment for the three months ended March 31, 2004 and 2003 (dollars in thousands):

	2004		2003
	Research and Development	Percentage of Product Revenue	Research and Development	Percentage of Product Revenue
Bruker Daltonics	$7,520	19.5%	$6,304	18.5%
Bruker AXS	2,909	9.9%	2,544	8.8%

Bruker BioSciences	$10,429	15.4%	$8,848	14.0%

        Bruker Daltonics' research and development expense for the three months ended March 31, 2004 increased to $7.5 million, or 19.5% of product revenue, from $6.3 million, or 18.5% of product revenue for the comparable period in 2003. The increase in research and development expense as a percentage of product revenue is primarily attributable to increased investments in research and development projects which we expect to result in new product introductions later in 2004 and 2005. A significant research and development project, which is being funded in part by a research and development grant in Germany, also contributed to the increase. Bruker Daltonics receives income for 50% of the actual expenses incurred on behalf of this grant which is recorded in other revenue in the Consolidated Statement of Operations. The grant is expected to continue throughout the remainder of 2004. Netting the grant revenue received during the first quarter of 2004 against total research and development expense for the quarter, research and development expense as a percent of product revenue would have been 18.9%.

        Bruker AXS' research and development expenses for the three months ended March 31, 2004 increased to $2.9 million, or 9.9% of product revenue, from $2.5 million, or 8.8% of product revenue for the comparable period in 2003. The increase in research and development expense as a percentage of product revenue is primarily due to lower organic sales and additional headcount from the acquisition of Baltic Scientific Instruments in the second quarter of 2003.

Merger Related Costs

        During the three months ended March 31, 2003, we incurred charges totaling $3.2 million in connection with the merger of Bruker Daltonics and Bruker AXS. These costs included investment banking, legal, audit and other fees associated with the merger.

Interest and Other Income, Net

        Interest and other income, net, during the three months ended March 31, 2004 decreased slightly from 2003 remaining at approximately $0.1 million. The decrease is attributable to lower interest earned on our cash and short-term investments during the first quarter of 2004 as compared to the first quarter of 2003 and a decline in the fair value of derivative financial instruments which are marked-to-market through the results of operations, partially offset by exchange gains on foreign currency transactions.

Provision for Income Taxes

        The provision for income taxes for the three months ended March 31, 2004 was $1.0 million compared to $0.9 million for the comparable period in 2003. During the third quarter of 2003, we established a valuation allowance of $8.7 million for deferred tax assets in the U.S. We intend to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversing the valuation allowance. During the first quarter of 2004, our effective tax rate was 49.4%. This tax rate reflects taxes other than U.S. income taxes, which continue to be recorded as decreases and increases to the valuation allowance. Our tax rate may change over time as the amount or mix of income and taxes outside the U.S. changes. Our effective tax rate is calculated using our projected annual pre-tax income or loss and is affected by research and development tax credits, the expected level of other tax benefits, the impact of changes to the valuation allowance as well as changes in the mix of our pre-tax income and losses among jurisdictions with varying statutory rates.

Minority Interest in Consolidated Subsidiaries

        Minority interest in consolidated subsidiaries for the three months ended March 31, 2004 was $11,000 compared to $(202,000) in the comparable period of 2003. The minority interest in subsidiaries represents the minority shareholders' proportionate share of net income (loss) for the three months ended March 31, 2004 and 2003. For the three months ended March 31, 2004, the minority interest relates to our two majority-owned subsidiaries, Incoatec GmbH and Baltic Scientific Instruments Ltd. For the three months ended March 31, 2003, the minority interest relates to our majority-owned subsidiary, Incoatec GmbH as well as 31% of the net loss in Bruker AXS.

LIQUIDITY AND CAPITAL RESOURCES

        We currently anticipate that our existing capital resources will meet our operating and investing needs for at least the next twelve months. Cash requirements for periods beyond the next twelve months depend on our profitability, our ability to manage working capital requirements and our growth rate. Historically, we have financed our growth through a combination of debt financings and issuances of common stock. Most recently, on April 28, 2004, the Company and a group of selling stockholders completed a public offering which generated net proceeds of approximately $14.5 million to the Company (see Note 16 to the condensed consolidated financial statements). We anticipate using the net proceeds from this offering for general corporate purposes, potential acquisitions and possibly for the repayment of debt. In the future, there can be no assurance that additional financing alternatives will be available to us if required, or if available, will be obtained with terms favorable to us.

        During the three months ended March 31, 2004, net cash used in operating activities was $4.1 million compared to net cash used in operating activities of $4.4 million during the three months ended March 31, 2003. The improvement in cash used in operating activities was primarily due to our accounts receivable and inventory growing at a slower rate than our sales volume. We continue to make improvements in our cash collection efforts for accounts receivable and have managed our inventories more efficiently by reducing our lead times. Improvements in accounts receivable collections and inventory management were partially offset by changes in other current liabilities, primarily income taxes payable, contingent liabilities and customer advances.

        During the three months ended March 31, 2004, investing activities used $1.9 million in cash compared to generating $3.3 million in cash during the three months ended March 31, 2003. Cash used in investing activities during the three months ended March 31, 2004 was attributable to approximately $1.0 million in purchases of short-term investments and approximately $1.0 million in capital expenditures, which were principally related to improvements of existing assets. During the remainder of 2004, we expect to continue to make capital investments, focusing on enhancing the efficiency of our operations and supporting our growth.

        During the three months ended March 31, 2004, financing activities provided $4.9 million of cash compared to $3.9 million of cash during the three months ended March 31, 2003. The increase in cash provided by financing activities is attributable to a net increase in short-term borrowings during the three months ended March 31, 2004.

        We have a demand revolving line of credit with Citizens Bank in the United States in the amount of $2.5 million. The line of credit, which is secured by portions of our inventory, receivables and equipment in the United States, is used to support our working capital requirements and has no expiration date. As of March 31, 2004, the full amount of our U.S. line of credit was available. We also maintain revolving lines of credit totaling approximately $35.4 million with various German and Japanese banks. The German and Japanese lines of credits are unsecured. As of March 31, 2004, approximately $21.8 million was outstanding on our German and Japanese lines of credit.

        In addition to our lines of credit, we have both short-term and long-term notes payable with outstanding balances aggregating $27.5 million as of March 31, 2004. The interest rates on these obligations range from 1.00% to 5.60%. We entered into an interest rate swap to hedge the variability of cash flows related to changes in interest rates on borrowings of variable debt obligations and pay a 4.6% fixed rate of interest and receive a variable rate of interest based on the Bond Market Association Municipal Swap Index. The interest rate swap has a notional value of $2.2 million which decreases in conjunction with the IRB payment schedule until the interest rate swap and IRB agreements terminate in December 2013.

        In connection with some of our outstanding debt, we are required to maintain certain financial ratios and meet other financial criteria. Additionally, we are subject to a variety of restrictive covenants that require bank consent if not met. As of March 31, 2004, the latest measurement date, we were in compliance with all financial covenants.

Recent Accounting Pronouncements

        In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (Revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits," ("SFAS 132(R)"). SFAS 132(R) requires additional disclosures relating to the description of the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans recognized during interim periods. These disclosure requirements are effective immediately and have been provided in this quarterly report on Form 10-Q.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Initially, FIN 46 was to be effective for all new variable interest entities created or acquired after

January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 initially were to be applied for the first interim or annual period beginning after June 15, 2003. However, in October 2003, the FASB deferred the effective date of FIN 46 to the end of the first interim or annual period ending after December 15, 2003 for those arrangements involving special purpose entities entered into prior to February 1, 2003. All other arrangements within the scope of FIN 46 are subject to its provisions beginning in 2004. The Company adopted FIN 46, as required, with no material impact to its consolidated financial position or results of operations.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

        We are potentially exposed to market risk associated with changes in foreign exchange and interest rates for which we selectively use financial instruments to reduce related market risks. An instrument is treated as a hedge if it is effective in offsetting the impact of volatility in our underlying exposure. We have also entered into instruments which are not effective derivatives under the requirements of SFAS No. 133, and therefore such instruments are not designated as hedges. All transactions are authorized and executed pursuant to our policies and procedures. Analytical techniques used to manage and monitor foreign exchange and interest rate risk include market valuations and sensitivity analysis.

        The Company regularly invests excess cash in overnight repurchase agreements and interest-bearing investment-grade securities that we hold for the duration of the term of the respective instrument and are subject to changes in short-term interest rates. The Company believes that the market risk arising from holding these financial instruments is minimal.

        The Company's exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on its investment portfolio. The Company ensures the safety and preservation of invested funds by limiting default risks, market risk and reinvestment risk. The Company mitigates default risk by investing in investment grade securities. A 100 basis point move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company's interest sensitive financial instruments at March 31, 2004. Declines in interest rates over time will, however, reduce the Company's interest income.

Impact of Foreign Currencies

        We sell products in many countries, and a substantial portion of sales and expenses are denominated in foreign currencies, principally in the euro. In the first quarter of 2004, the U.S. dollar continued to weaken against the euro compared to the first quarter of 2003. This increased our consolidated revenue growth by approximately $7.0 million as expressed in U.S. dollars.

        While we may from time to time hedge specifically identified cash flows in foreign currencies using forward contracts, this foreign currency activity historically has not been material. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Realized and unrealized gains and losses on these contracts are recognized in the same period as gains and losses on the hedged items. As of March 31, 2004, there were no foreign currency forward contracts outstanding.

        Realized foreign exchange gains were approximately $0.4 million and $0.2 million for the three months ended March 31, 2004 and 2003, respectively. As we continue to expand internationally, we evaluate currency risks and may continue to enter into foreign exchange contracts from time to time to mitigate foreign currency exposure.

        We have entered into foreign-denominated debt obligations. The currency effects of the debt obligations are reflected in interest and other income, net on the statement of operations. We also have foreign-denominated intercompany borrowing arrangements with our Bruker AXS GmbH subsidiary in Germany that impacted transaction gains and losses and intercompany borrowing arrangements with our Bruker Daltronics GmbH subsidiary in Germany and our Bruker Nonius subsidiary in the Netherlands that affected accumulated other comprehensive income. A 10% increase or decrease of the respective foreign exchange rate with our Bruker Daltronics subsidiary in Germany would result in a change in accumulated other comprehensive income (loss) of approximately $1.0 million. A 10% increase or decrease of the respective foreign exchange rate with our Bruker Nonius subsidiary in the Netherlands would result in a change in accumulated other comprehensive income (loss) of approximately $1.1 million or $(0.9) million, respectively. A 10% increase or decrease of the respective foreign exchange rate with Germany would result in a transaction gain (loss) of approximately $0.4 million or $(0.3) million, respectively.

Impact of Interest Rates

        Our exposure related to adverse movements in interest rates are derived primarily from outstanding floating rate debt instruments that are indexed to short-term market rates and cash equivalents. Our objective in managing our exposure to interest rates is to decrease the volatility that changes in interest rates might have on our earnings and cash flows. To achieve this objective, we use a fixed rate agreement to adjust a portion of our debt that is subject to variable interest rates.

        In the U.S., we have entered into an interest rate swap arrangement to limit the interest rate exposure on our $2.2 million industrial revenue bond to a fixed rate of 4.6%. We pay a 4.6% fixed rate of interest and receive a variable rate of interest based on the Bond Market Association Municipal Swap Index on a $2.2 million notional amount. Net interest payments or receipts are recorded as adjustments to interest expense. In addition, the instrument is recorded at fair market value on our balance sheet, and changes in the fair market value are recorded in current earnings. As of March 31, 2004, the fair value of the instrument was approximately $125,000, net of tax, and is recorded as a liability on the balance sheet.

        In April 2002, we entered into two derivative financial instruments, a cross currency interest rate swap and an interest rate swap. The cross currency interest rate swap of 2 million euro secures a fixed interest rate of 1.75% per annum until January 4, 2012. The interest rate swap of 3 million euro reduces the 6-month EURIBOR rate by 1.80% per annum until January 4, 2007. We entered into the financial instruments to manage our exposure to interest rates and foreign exchange risk. During the year ended December 31, 1999, we entered into three financial instruments, an interest rate cap, an interest rate swap and a cross currency interest rate swap. By entering into these financial instruments, we obtained the right to borrow money at lower rates of interest. We continue to hold these financial instruments until we elect to exercise the options to borrow the money. Until the instruments become an effective hedge, the instruments are considered speculative and are marked-to-market through interest and other income, net on the statement of operations. The fair value of the instruments (appreciated) depreciated by $79,000 and $(202,000) during the three months ended March 31, 2004 and 2003, respectively. As March 31, 2004, the fair value of the instruments was approximately $72,000, net of tax, and is recorded as an asset on the balance sheet.

        A 10% increase or decrease in the average cost of our variable rate debt would not result in a material change in pre-tax interest expense.

Inflation

        We do not believe inflation had a material impact on our business or operating results during the periods presented.

ITEM 4: Controls and Procedures

        The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified. The Company's management, including the Company's chief executive officer and chief financial officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2004 and, based on that evaluation, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004.

        During the three month period ended March 31, 2004, there were no significant changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1: Legal Proceedings

General

        The Company may, from time to time, be involved in legal proceedings in the ordinary course of business. The Company is not currently involved in any pending legal proceedings that, either individually or taken as a whole, are reasonably likely in management's judgment to materially harm our business, prospects, results of operations or financial condition. No such legal proceedings have been threatened.

ITEM 2: Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        None.

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
  (b)
  Current Reports on Form 8-K.

    We furnished the following reports on Form 8-K during the three months ended March 31, 2004:

•
Item 12, filed March 2, 2004, announcing our financial results for the quarter and year ended December 31, 2003; and

•
Items 7 and 9, filed March 22, 2004, announcing we filed a registration statement on Form S-3 with the SEC for an offering of 15,000,000 shares of our common stock.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUKER BIOSCIENCES CORPORATION
Date: May 12, 2004	By:	/s/ FRANK H. LAUKIEN, PH.D. Frank H. Laukien, Ph.D. President, Chairman, Chief Executive Officer, and Director (Principal Executive Officer)
Date: May 12, 2004	By:	/s/ LAURA FRANCIS, CPA Laura Francis, CPA Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Exhibits Index

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.