Form 10-Q
period 2004-06-30
BRUKER BIOSCIENCES CORP
filed 2004-08-16
CIK 1109354

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004
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

        As of August 9, 2004, there were 89,463,924 shares of the Registrant's common stock outstanding.

Bruker BioSciences Corporation
Form 10-Q
For the Quarter Ended June 30, 2004
Index

PART I FINANCIAL INFORMATION

ITEM 1: Financial Statements

Bruker BioSciences Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$79,225	$76,837
Accounts receivable, net	52,221	54,689
Inventories	105,241	110,052
Other current assets	14,651	9,047

Total current assets	251,338	250,625
Property, plant and equipment, net	79,316	81,354
Intangible and other assets	17,489	19,052

Total assets	$348,143	$351,031

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$19,616	$18,587
Accounts payable and accrued expenses	17,836	22,520
Due to affiliated companies	898	2,389
Customer advances	19,548	23,193
Other current liabilities	39,586	41,911

Total current liabilities	97,484	108,600
Long-term debt	26,844	26,374
Other long-term liabilities	13,805	13,631
Commitments and contingencies (Note 14)
Common stock, $0.01 par value, 150,000,000 shares authorized; 89,456,032 and 86,462,791 shares issued at June 30, 2004 and December 31, 2003, respectively	895	865
Other stockholders' equity	209,115	201,561

Total stockholders' equity	210,010	202,426

Total liabilities and stockholders' equity	$348,143	$351,031

See the accompanying notes to financial statements.

Bruker BioSciences Corporation

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Product revenue	$63,817	$60,891	$131,720	$123,905
Other revenue	330	12	582	57

Net revenue	64,147	60,903	132,302	123,962
Costs and operating expenses:
Cost of product revenue	38,098	35,073	75,387	69,809
Sales and marketing	15,278	13,667	29,715	27,272
General and administrative	5,115	4,315	9,149	8,061
Research and development	10,933	9,745	21,363	18,593
Reversal of liability accrual	—	(1,929)	—	(1,929)
Other special charges	—	3,038	—	6,233

Total costs and operating expenses	69,424	63,909	135,614	128,039

Operating loss	(5,277)	(3,006)	(3,312)	(4,077)
Interest and other income (expense), net	(965)	217	(866)	335

Loss before income tax provision (benefit) and minority interest in consolidated subsidiaries	(6,242)	(2,789)	(4,178)	(3,742)
Income tax provision (benefit)	(1,580)	(560)	(560)	307

Loss before minority interest in consolidated subsidiaires	(4,662)	(2,229)	(3,618)	(4,049)
Minority interest in consolidated subsidiaries	19	(651)	30	(854)

Net loss	$(4,681)	$(1,578)	$(3,648)	$(3,195)

Net loss per common share—basic and diluted	$(0.05)	$(0.02)	$(0.04)	$(0.04)

Weighted average common shares outstanding—basic and diluted	88,558	76,531	87,505	76,531

See the accompanying notes to financial statements.

Bruker BioSciences Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Operating Activities:
Net cash used in operating activities	$(11,363)	$(7,200)
Investing activities:
Purchases of property, plant and equipment	(2,648)	(3,540)
Redemption of short-term investments	—	7,627
Purchase of short-term investments	(247)	(424)
Acquisitions, net of cash acquired	—	(138)

Net cash (used in) provided by investing activities	(2,895)	3,525
Financing activities:
Proceeds from short-term borrowings, net	2,379	6,091
Proceeds (repayment) of long-term debt, net	84	(754)
Proceeds from issuance of common stock	14,493	—

Net cash provided by financing activities	16,956	5,337
Effect of exchange rate changes on cash and cash equivalents	(310)	840

Net change in cash and cash equivalents	2,388	2,502
Cash, cash equivalents and short-term investments at beginning of period	76,837	84,811

Cash, cash equivalents and short-term investments at end of period	$79,225	$87,313

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

        On July 1, 2003, the Company merged with Bruker AXS Inc. (Bruker AXS), with the Company surviving the merger. The consolidated financial statements and share data for the three and six months ended June 30, 2003 include the retroactive effects of the merger with Bruker AXS. The consolidated financial statements have been restated by combining the historical consolidated financial statements of Bruker BioSciences Corporation with those of Bruker AXS for each of the periods presented. In connection with the merger, the Company formed two operating subsidiaries, Bruker Daltonics Inc. (Bruker Daltonics) and Bruker AXS, into which it transferred substantially all of the respective assets and liabilities, except cash and cash equivalents, which remained with the parent company, Bruker BioSciences Corporation. Bruker Daltonics and Bruker AXS are reportable segments of the Company. Included in the consolidated statements of operations for the three and six months ended June 30, 2003 are charges totaling $3.0 million and $6.2 million, respectively, of investment banking, legal, audit and other fees associated with the merger.

        The financial statements represent the consolidated accounts of Bruker BioSciences Corporation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements as of and for the three and six months ended June 30, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X. The December 31, 2003 balance sheet is the balance sheet included in the audited financial statements as shown in the Company's 2003 Annual Report on Form 10-K. Accordingly, the financial information presented herein does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

        During the second quarter of 2004, the Company reclassified certain costs within sales and marketing expense to cost of product revenue to conform to the Company's global accounting policy for such costs. For the three months ended June 30, 2004 and 2003, $0.9 million and $0.9 million, respectively, in costs were reclassified. For the six months ended June 30, 2004 and 2003, $2.5 million and $1.5 million, respectively, in costs were reclassified.

        For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

2. Public Offering of Common Stock

        On April 28, 2004, the Company and a group of selling stockholders completed a public offering of 17,250,000 shares of its common stock, of which 3,450,000, including 457,200 shares of treasury stock, were sold by the Company and 13,800,000 were sold by four selling stockholders, at $4.50 per share, generating net proceeds of approximately $14.5 million to the Company and approximately $58.2 million to the selling stockholders, in the aggregate.

3. Mergers and Acquisitions

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

        The Company engaged a third party valuation firm to independently appraise the fair value of certain assets acquired. The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition of the minority interest (dollars in thousands):

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

        The projects that qualify as acquired in-process research and development projects represent those that have not yet reached technology feasibility and for which no future alternative uses existed. The value assigned to the in-process research and development projects was determined using a discounted probable future cash flow analysis. Financial assumptions used to estimate the future cash flows were based on pricing, margins and expense levels from those historically realized by Bruker AXS. A discount rate of 45% was utilized to discount the net cash flows generated from the acquired in-process research and development. The estimates used in valuing the acquired in-process research and development were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. As of June 30, 2004, these projects were substantially complete.

        The $10.7 million of goodwill acquired from Bruker AXS in connection with the merger was assigned to the Company's Bruker AXS subsidiary, a reportable operating segment, and will not be deductible for tax purposes since the merger was a tax-free merger.

        In conjunction with the merger, the Company formulated a plan to consolidate production and exit certain activities in its life science X-ray business. The production capacity for the life science X-ray systems produced at the Bruker Nonius facility in Delft, Netherlands, has been outsourced or absorbed within other facilities throughout the Company. As a result of these restructuring activities, upon closing of the merger the Company recorded approximately $2.2 million in purchase accounting liabilities and reserves. Approximately, $1.5 million, or 69%, of the purchase accounting liabilities and reserves were charged to operations and the remaining $0.7 million, or 31%, was included in the allocation of the purchase price as goodwill. The purchase accounting liabilities and reserves included $0.8 million of severance costs for approximately 19 employees, $1.0 million as a reserve for inventory that will no longer be used in production, and $0.4 million of costs to upgrade X-ray systems that will no longer be produced and other miscellaneous restructuring costs.

        Charges against the purchase accounting liabilities and reserves recorded in connection with these activities during the six months ended June 30, 2004 were as follows (in thousands):

	Severance	Inventory	Customer Upgrades and Other	Total
Balance as of December 31, 2003	$802	$224	$209	$1,235
Cash payments	(594)	—	(107)	(701)
Non-cash charges	—	(136)	—	(136)
Adjustments	(87)	—	—	(87)
Foreign currency impact	(17)	(5)	(4)	(26)

Balance as of June 30, 2004	$104	$83	$98	$285

        In addition, upon closing the merger the Company wrote-off the remaining balance of goodwill of $1.5 million and trade names and trademarks of $0.2 million associated with the Bruker Nonius entity. Approximately, $1.2 million, or 69%, of the write-off of goodwill and trade names and trademarks was charged to operations upon closing of the merger and the remaining $0.5 million, or 31%, was included in the allocation of the purchase price as goodwill.

Baltic Scientific Instruments Ltd. Acquisition

        On April 2, 2003, Bruker AXS acquired 51% of the outstanding common shares of Baltic Scientific Instruments Ltd. ("BSI"), a Riga, Latvia-based company. BSI focuses on solid state X-ray detector technology for materials research and elemental composition and was a supplier to Bruker AXS since 2001. The BSI acquisition provided the Company with the opportunity to explore additional research and development projects. The aggregate purchase price for BSI was approximately $0.3 million and was funded with cash on hand for total assets acquired of $0.9 million and total liabilities assumed of $0.6 million. In May 2003, BSI issued additional shares to Bruker AXS which increased the Company's ownership to 75.5%. BSI's minority shareholders did not receive additional shares in May 2003. The results of BSI have been included in the Bruker AXS segment from the date of acquisition.

        Pro forma information to reflect the BSI acquisition has not been presented as the impact on net sales and net loss and net loss per common share would not have been material.

4. Inventories

        The following is a summary of inventories by major category (in thousands):

	June 30, 2004	December 31, 2003
Raw Materials	$29,001	$30,108
Work-in process	33,177	37,232
Finished goods	43,063	42,712

Total inventories	$105,241	$110,052

5. Goodwill and Other Intangible Assets

        The following is a summary of other intangible assets subject to amortization as of June 30, 2004 and December 31, 2003 (in thousands):

			June 30, 2004		December 31, 2003
	Useful Lives in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology and related patents	4	$1,520	$(380)	$1,140	$(190)	$1,330
Customer relationships	5	310	(60)	250	(30)	280
Trade names	10	310	(32)	278	(16)	294

Total amortizable intangible assets		$2,140	$(472)	$1,668	$(236)	$1,904

        For the three and six months ended June 30, 2004, the Company recorded amortization expense of approximately $0.1 million and $0.2 million, respectively, related to other amortizable intangible assets. For the three and six months ended June 30, 2003, no amortization expense was recorded as these assets relate to the merger with Bruker AXS (Note 3) which closed on July 1, 2003.

        The estimated future amortization expense related to other amortizable intangible assets is as follows (in thousands):

For the year ending December 31,
2004 (a)	$237
2005	473
2006	473
2007	283
2008	62
Thereafter	140

Total	$1,668

(a)
Amount represents estimated amortization expense for the remaining six months ending December 31, 2004.

        The carrying amount of goodwill as of June 30, 2004 and December 31, 2003 was $10.7 million and is included in the Bruker AXS segment.

6. Warranty Costs

        The Company typically provides a one-year parts and labor warranty with the purchase of equipment. The anticipated cost for this one-year warranty is accrued upon recognition of the sale and is included as a current liability on the balance sheet. The Company also offers to its customer's warranty and service agreements extending beyond the initial year of warranty for a fee. These fees are recorded as deferred revenue and amortized into income over the life of the extended warranty contract.

        Changes in the Company's accrued warranty liability during the six months ended June 30, 2004 were as follows (in thousands):

Balance as of December 31, 2003	$6,510
Accruals for warranties issued during the period	4,560
Settlements of warranty claims	(4,668)
Foreign currency impact	(60)

Balance as of June 30, 2004	$6,342

7. Provision for Income Taxes

        For the three and six months ended June 30, 2004, the Company recorded an income tax benefit of $1.6 million and $0.6 million, respectively, compared with an income tax benefit of $0.6 million for the three months ended June 30, 2003 and an income tax expense of $0.3 million for the six months ended June 30, 2003. In the U.S., any income tax provision or benefit is currently recorded as an adjustment to the valuation allowance until sufficient positive evidence exists to support the reversal of the valuation allowance which was established in the third quarter of 2003. Prior to the third quarter of 2003, the Company had recorded income tax benefits for pre-tax losses in the U.S.

        During the second quarter of 2004, the Company completed the transfer of certain proprietary technologies, equipment and inventories between the Bruker Daltonics German and Swiss subsidiaries, resulting in an income tax benefit of approximately $1.1 million. The income tax benefit resulted from the release of a valuation allowance previously established in the Bruker Daltonics Swiss subsidiary, and the effect on deferred tax assets for the different statutory income tax rates between Germany and Switzerland.

8. Restructuring Charges

Bruker BioSciences 2003 Restructuring Plan

        See Note 3 "Mergers and Acquisitions" for a description of the Company's restructuring activities undertaken as a result of the merger with Bruker AXS.

Bruker AXS 2002 Restructuring Plan

        In September 2002, Bruker AXS implemented a restructuring program focused on reducing costs and improving productivity by eliminating redundant positions, streamlining production and initiating cost reduction programs in several operating areas. As a result, the Company recorded a restructuring charge of approximately $1.8 million ($1.1 million, net of tax) in the third quarter of 2002. During the six months ended June 30, 2004, there were no payments under the restructuring program. As of June 30, 2004, the remaining restructuring accrual balance of approximately $0.5 million relates to severance benefits of certain of the Company's terminated German employees, which due to the impact of certain regulatory requirements, will not be fully paid until 2008.

9. Employee Benefit Plans

        The Company has a defined benefit retirement plan that covers substantially all employees of the Bruker AXS German subsidiary who were employed on September 30, 1997. The plan provides pension benefits based upon final average salary and years of service.

        The net periodic pension benefit cost includes the following components during the three and six months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Components of net periodic benefit cost
Service cost	$152	$125	$308	$242
Interest cost	85	76	173	148
Recognized actuarial loss	—	36	—	70
Amortization of prior service cost	(15)	(14)	(30)	(27)

Net periodic benefit cost	$222	$223	$451	$433

        To date, the Company has not funded the defined benefit plan and is not required to make contributions during the remainder of 2004.

10. Stock Compensation Arrangements

        The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure", an amendment of FASB Statement No. 123 (SFAS 148). Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant date, consistent with the methodology prescribed by SFAS 148, the Company's net loss and net loss per common share for the three and six months ended June 30, 2004 and 2003 would have approximated the following pro forma amounts (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss, as reported	$(4,681)	$(1,578)	$(3,648)	$(3,195)
Deduct: stock-based compensation expense determined using fair value based method for all awards, net of tax	(501)	(547)	(963)	(1,075)

Net loss, pro forma	$(5,182)	$(2,125)	$(4,611)	$(4,270)

Net loss per common share:
Basic and diluted, as reported	$(0.05)	$(0.02)	$(0.04)	$(0.04)

Basic and diluted, pro forma	$(0.06)	$(0.03)	$(0.05)	$(0.06)

        The fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	June 30,
	2004	2003
Risk-free interest rate	2.63%	2.79%
Expected life of option	4 years	4 years
Volatility	1.000%	1.026%
Expected dividend yield	0%	0%

11. Earnings Per Share

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

        The following table sets forth the computation of basic and diluted average shares outstanding for the three and six months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Weighted average common shares outstanding used in computing basic net loss per share	88,558	76,531	87,505	76,531
Net effect of dilutive stock options—based on the treasury stock method (a)	—	—	—	—

Weighted average common shares outstanding used in computing diluted net loss per share	88,558	76,531	87,505	76,531

  (a)
  Stock options to purchase shares of common stock for all periods presented were anti-dilutive and were excluded in the computation of diluted earnings per share due to losses generated during each of the periods.

12. Interest and Other Income (Expense), Net

        The components of interest and other income (expense), net, were as follows for the three and six months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest income	$474	$703	$715	$1,041
Interest expense	(600)	(444)	(1,011)	(847)
Impairment of investment	(674)	—	(674)	—
Exchange gains (losses) on foreign currency transactions	(159)	(42)	192	(60)
(Depreciation) appreciation of the fair value of derivative financial instruments	(6)	—	(85)	201
Loss on disposal of equipment	—	—	(3)	—

Interest and other income (expense), net	$(965)	$217	$(866)	$335

13. Comprehensive Income (Loss)

        Comprehensive income (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in other comprehensive income (loss), but excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders' equity, net of tax. The following is a summary of comprehensive income (loss) for the three and six months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss	$(4,681)	$(1,578)	$(3,648)	$(3,195)
Foreign currency translation adjustments	(778)	3,503	(3,247)	5,407

Total comprehensive income (loss)	$(5,459)	$1,925	$(6,895)	$2,212

14. Commitments and Contingencies

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

        In addition, during the third quarter of 2001, the Company established a reserve of $1.7 million for liquidated damages pursuant to this contract with the MOD. During the second quarter of 2003, the Company's German and Swiss subsidiaries delivered product to the MOD which met the specifications of the contract. Upon delivery of the product, the Company reached an understanding with the MOD such that the MOD would not pursue any further claims for liquidated damages, other than those previously paid pursuant to the contract, and that the Company would not pursue any claims for the recovery of additional research and development expenses incurred in connection with the contract. As a result, the remaining reserves associated with the MOD contract in the amount of $1.9 million were reversed during the second quarter of 2003.

        Other lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. The Company believes the outcome of these proceedings, if any, will not have a material impact on the Company's financial position or results of operations.

Letters of Credit and Guarantees

        As of June 30, 2004 and December 31, 2003, the Company had bank guarantees of $4.5 million and $8.2 million, respectively, for its customer advances. These bank guarantees affect the availability of the Company's lines of credit.

15. Business Segment Information

        SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," (SFAS 131) establishes standards for reporting information about reportable segments in financial statements of public business enterprises. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company reports financial results on the basis of two reportable segments: Bruker Daltonics and Bruker AXS. Bruker Daltonics manufactures and distributes mass spectrometry instruments that can be integrated and used along with other analytical instruments. Bruker AXS manufactures and distributes advanced X-ray instrumentation used in non-destructive molecular and elemental analysis in academic, research and industrial applications. Bruker BioSciences Corporation, the parent company of Bruker Daltonics and Bruker AXS, is the corporate entity whose activities principally consist of investing excess cash and short-term investments and managing certain public company costs.

        Selected reportable segment financial information for the three and six months ended June 30, 2004 and 2003 is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net revenue:
Bruker Daltonics	$34,882	$34,425	$73,710	$68,530
Bruker AXS	29,265	26,478	58,592	55,432

Total	$64,147	$60,903	$132,302	$123,962

Operating income (loss):
Bruker Daltonics	$(1,817)	$340	$518	$(150)
Bruker AXS	(2,596)	(3,346)	(2,767)	(3,927)
Corporate	(864)	—	(1,063)	—

Total	$(5,277)	$(3,006)	$(3,312)	$(4,077)

16. Recent Accounting Pronouncements

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

        As a result of significant new product introductions during the first half of 2004, we recently began experiencing a lengthening in the time from order booking to customer acceptance, which has caused our order bookings growth to outpace revenue growth. In addition, the mix of new orders in the first half of 2004 delayed the conversion of these orders into revenue as an increasing amount of these order bookings were for product lines with longer lead times. During the second quarter of 2004, we were also impacted by unforeseen customer site preparation delays and order bookings activity weighted toward the end of the second quarter, which did not allow us to deliver and install certain products before quarter end. The combination of these factors impacted our top and bottom-line performance and resulted in lower gross margins from under-utilization of production capacity and additional quality costs related to our new product introductions, as well as higher sales and marketing costs from additional commissions on the increased order bookings. In the first half of 2004, new order bookings grew more than 15% when compared to the first half of 2003. In addition, as of June 30, 2004, our backlog increased more than 20% when compared to June 30, 2003. We believe that as these new order bookings are converted into revenues, gross margins will improve as production capacity becomes more fully utilized, operating margins will improve due to gross margin improvements and fixed-cost leverage, and operating cash flows should improve resulting in increased financial flexibility.

Bruker Daltonics

        The performance of our Bruker Daltonics business is driven by its product lines in life-science mass spectrometry and NBC detection. Our most significant revenue growth drivers during the six months ended June 30, 2004 were within our FTMS and NBC product lines. Bruker Daltonics also experienced favorable customer reception for our new benchtop ESI-TOF system, as well as for our ClinProt™ solution for biomarker discovery and clinical proteomics. However, revenue growth during the second quarter was partially offset by delays in shipments and installations of new products including the Apex QE FTMS and HCTplus ion trap. Further, new order bookings have been weighted toward longer lead time products such as FTMS and NBC detection systems. These units take one to two quarters longer to reach revenue recognition than a typical MALDI-TOF or ion trap mass spec system. These factors may impact revenue growth in subsequent quarters.

Bruker AXS

        The analytical X-Ray performance of the Bruker AXS business is driven by its product lines in SCD, XRD, XRF as well as thermal analyzers. During 2003 and the first half of 2004, Bruker AXS experienced softness in X-ray system sales, primarily in life sciences or SCD sales due to weak market conditions as well as intense competitive pressures, but recently the elemental composition XRF and thermal analyzer sales, as well as aftermarket sales, contributed to the growth of the Bruker AXS business.

        Bruker AXS recently introduced a series of new products in the life sciences SCD and materials research XRD businesses in order to regain growth in the market. In life sciences SCD, we introduced the MICROSTAR™ high brilliancy X-Ray source and in materials research XRD we introduced our new D8 SuperSpeed™ solutions with integrated, high-power X-Ray source technology and our new Vantec-1™ X-Ray detector technology to provide higher speed and sensitivity compared to other available products on the market. Although these products have taken longer than expected to reach the market, we expect that all of our new products will begin to ship in the second half of this year and will drive revenue growth.

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

  •
  Income taxes.  We estimate the degree to which tax assets and loss carry-forwards will result in a benefit based on expected profitability by tax jurisdiction, and provide a valuation allowance for tax assets and loss carry-forwards that we believe will more likely than not go unused. If it becomes more likely than not that a tax asset or loss carry-forward will be used for which a reserve has been provided, we reverse the related valuation allowance. If our actual future taxable income by tax jurisdiction differs from estimates, additional allowances or reversals of reserves may be necessary.

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

Results of Operations

Three months ended June 30, 2004 compared to the three months ended June 30, 2003

Net Revenue

        The following table presents net revenue, change in net revenue and net revenue growth by reportable segment for the three months ended June 30, 2004 and 2003 (dollars in thousands):

	2004	2003	$ Change	Percentage Change
Bruker Daltonics (a)	$34,882	$34,425	$457	1.3%
Bruker AXS	29,265	26,478	2,787	10.5%

Total	$64,147	$60,903	$3,244	5.3%

(a)
Includes other revenue of $0.3 million in 2004 related to grant revenue received for research and development projects.

        Bruker Daltonics' net revenue increased by $0.5 million, or 1.3%, to $34.9 million for the three months ended June 30, 2004 compared to $34.4 million for the comparable period in 2003. Of this increase, approximately $1.3 million, or 3.7%, resulted from the impact of foreign exchange. The net decrease of 2.4% in revenue excluding the effect of foreign exchange is a result of a decline in our NBC detection business due to long lead times and aftermarket business of consumables and service contracts, partially offset by increased sales in our life sciences product line. We also experienced an increase in grant revenue of $0.3 million, which is the result of the timing of receipts from various projects for early-stage research and development projects funded by the German government. Life science systems revenue, NBC detection systems revenue and aftermarket revenue as a percentage of Bruker Daltonics' product revenue were as follows during the three months ended June 30, 2004 and 2003:

	2004		2003
	Revenue	Percentage of Product Revenue	Revenue	Percentage of Product Revenue
Life Science Systems	$24,848	71.9%	$23,592	68.5%
NBC Detection Systems	2,991	8.7%	3,466	10.1%
Aftermarket	6,714	19.4%	7,355	21.4%

Total Product Revenue	$34,553	100.0%	$34,413	100.0%

        Bruker AXS' net revenue increased by $2.8 million, or 10.5%, to $29.3 million for the three months ended June 30, 2004 compared to $26.5 million for the comparable period in 2003. Of this increase, approximately $1.4 million, or 5.2%, resulted from the impact of foreign exchange. The net increase of 5.3% in revenue excluding the effect of foreign exchange is driven by increased sales of XRF and thermal analyzer systems as well as continued strong aftermarket revenues. X-ray systems and aftermarket revenues as a percentage of Bruker AXS' product revenue were as follows during the three months ended June 30, 2004 and 2003:

	2004		2003
	Revenue	Percentage of Product Revenue	Revenue	Percentage of Product Revenue
X-Ray Systems	$20,301	69.4%	$18,179	68.7%
Aftermarket	8,964	30.6%	8,299	31.3%

Total Product Revenue	$29,265	100.0%	$26,478	100.0%

Cost of Product Revenue

        The following table presents cost of product revenue and cost of product revenue as a percentage of product revenue by reportable segment for the three months ended June 30, 2004 and 2003 (dollars in thousands):

	2004		2003
	Cost of Revenue	Percentage of Product Revenue	Cost of Revenue	Percentage of Product Revenue
Bruker Daltonics (b)	$19,838	57.4%	$19,232	55.9%
Bruker AXS	18,260	62.4%	15,841	59.8%

Total	$38,098	59.7%	$35,073	57.6%

(b)
Certain service costs historically classified in sales and marketing expense have been reclassified to cost of product revenue in the following amounts: $0.9 million and $0.9 million for the three months ended June 30, 2004 and 2003, respectively.

        Bruker Daltonics' cost of product revenue for the three months ended June 30, 2004 was $19.8 million, or 57.4% of product revenue, compared to $19.2 million, or 55.9% of product revenue for the comparable period in 2003. The increase in cost of product revenue as a percentage of product revenue is primarily due to lower than anticipated revenues resulting in the under-absorption of fixed costs.

        Bruker AXS' cost of product revenue for the three months ended June 30, 2004 was $18.3 million, or 62.4% of product revenue, compared to $15.8 million, or 59.8% of product revenue for the comparable period in 2003. The increase in cost of revenue as a percentage of product revenue is primarily due to lower than expected XRD sales, resulting in lower than expected capacity utilization. In addition, Bruker AXS incurred higher than expected product quality costs due to shipments of multiple new products during the second quarter of 2004.

Sales and Marketing

        The following table presents sales and marketing expense and sales and marketing expense as a percentage of product revenue by reportable segment for the three months ended June 30, 2004 and 2003 (dollars in thousands):

	2004		2003
	Sales and Marketing	Percentage of Product Revenue	Sales and Marketing	Percentage of Product Revenue
Bruker Daltonics (c)	$7,461	21.6%	$7,098	20.6%
Bruker AXS	7,817	26.7%	6,569	24.8%

Total	$15,278	23.9%	$13,667	22.4%

(c)
Certain service costs historically classified in sales and marketing expense have been reclassified to cost of product revenue in the following amounts: $0.9 million and $0.9 million for the three months ended June 30, 2004 and 2003, respectively.

        Bruker Daltonics' sales and marketing expense for the three months ended June 30, 2004 increased to $7.5 million, or 21.6% of product revenue, from $7.1 million, or 20.6% of product revenue for the comparable period in 2003. The increase in sales and marketing as a percentage of product revenue is primarily attributable to increased bookings during the second quarter of 2004 compared to 2003 resulting in higher commission costs and an increase in amortization expense associated with our demonstration inventory.

        Bruker AXS' sales and marketing expense for the three months ended June 30, 2004 increased to $7.8 million, or 26.7% of product revenue, from $6.6 million, or 24.8% of product revenue for the comparable period in 2003. The increase in sales and marketing as a percentage of product revenue is primarily attributable to strong bookings during the second quarter of 2004 compared to 2003 resulting in higher commission costs. In addition, during the first quarter of 2004 Bruker AXS increased the sales and marketing personnel in Japan and opened a new sales subsidiary in Austria resulting in incremental costs when compared to the second quarter of 2003.

General and Administrative

        The following table presents general and administrative expense and general and administrative expense as a percentage of product revenue by reportable segment for the three months ended June 30, 2004 and 2003 (dollars in thousands):

	2004		2003
	General and Administrative	Percentage of Product Revenue	General and Administrative	Percentage of Product Revenue
Bruker Daltonics	$1,822	5.3%	$2,213	6.4%
Bruker AXS	2,429	8.3%	2,102	7.9%
Corporate	864		—

Total	$5,115	8.0%	$4,315	7.1%

        Bruker Daltonics' general and administrative expense for the three months ended June 30, 2004 decreased to $1.8 million, or 5.3% of product revenue, from $2.2 million, or 6.4% of product revenue for the comparable period in 2003. The decrease in general and administrative expenses as a percentage of product revenue is primarily due to synergies resulting from the merger of Bruker Daltonics and Bruker AXS and improved cost controls established during the second half of 2003.

        Bruker AXS' general and administrative expense for the three months ended June 30, 2004 increased to $2.4 million, or 8.3% of product revenue, from $2.1 million, or 7.9% of product revenue for the comparable period in 2003. The increase in general and administrative expense as a percentage of product revenue is primarily due to an increase in personnel at certain of our international locations and the amortization of merger related intangible assets.

        Corporate general and administrative expense for the three months ended June 30, 2004 was $0.9 million, and represents expenses associated with being a public company not allocated to our reportable segments, including legal fees, audit and consulting fees and filing fees.

Research and Development

        The following table presents research and development expense and research and development expense as a percentage of product revenue by reportable segment for the three months ended June 30, 2004 and 2003 (dollars in thousands):

	2004		2003
	Research and Development	Percentage of Product Revenue	Research and Development	Percentage of Product Revenue
Bruker Daltonics	$7,578	21.9%	$6,564	19.1%
Bruker AXS	3,355	11.5%	3,181	12.0%

Total	$10,933	17.1%	$9,745	16.0%

        Bruker Daltonics' research and development expense for the three months ended June 30, 2004 increased to $7.6 million, or 21.9% of product revenue, from $6.6 million, or 19.1% of product revenue for the comparable period in 2003. The increase in research and development expense as a percentage of product revenue is primarily attributable to increased investments in research and development projects which we expect to result in new product introductions later in 2004 and 2005. A significant research and development project, which is being funded in part by a research and development grant in Germany, also contributed to the increase. Bruker Daltonics receives income for 50% of the actual expenses incurred on behalf of this grant, which is recorded in other revenue in the Consolidated Statements of Operations. The grant is expected to continue throughout the remainder of 2004. Netting the grant revenue received during the second quarter of 2004 against total research and development expense for the quarter, research and development expense as a percent of product revenue would have been 21.1%.

        Bruker AXS' research and development expenses for the three months ended June 30, 2004 increased to $3.4 million, or 11.5% of product revenue, from $3.2 million, or 12.0% of product revenue for the comparable period in 2003. The decrease in research and development expense as a percentage of product revenue is primarily due to the timing of research and development material purchases.

Reversal of Liability Accrual

        During the fourth quarter of 2002, Bruker Daltonics established a reserve in the amount of $0.7 million in connection with a contract its German and Swiss subsidiaries have with the U.K. Ministry of Defense (the "MOD"). The special charge represented the projected additional costs for rework and retesting on the contract due to various technical problems associated with meeting contractual requirements. During the third quarter of 2001, Bruker Daltonics established an additional reserve of $1.9 million for the probable imposition of liquidated damages pursuant to the contract with the MOD. During the second quarter of 2003, our Swiss and German subsidiaries delivered product to the MOD which met the specifications of the contract. Upon delivery of the product, the MOD agreed not to pursue any further claims for liquidated damages, other than those previously paid pursuant to the contract, and we agreed not to pursue any claims for the recovery of additional research and development expenses incurred in connection with the contract. As a result, the remaining reserves associated with the MOD contract of $1.9 million were reversed during the second quarter of 2003.

Other Special Charges

        During the three months ended June 30, 2003, we incurred charges totaling $3.0 million in connection with the proposed merger of Bruker Daltonics and Bruker AXS, which was completed on July 1, 2003. These costs included investment banking, legal, audit and other fees associated with the merger.

Interest and Other Income (Expense), Net

        Interest and other income, net, during the three months ended June 30, 2004 increased by $1.2 million from the comparable period in 2003 to a net expense of $1.0 million. The increase in expense is attributable to the write-off of an investment in the amount of $0.7 million during the second quarter of 2004, lower interest earned on our cash and short-term investments, an increase in interest expense and a decline in the fair value of derivative financial instruments which are marked-to-market through the results of operations.

Provision for Income Taxes

        The income tax benefit for the three months ended June 30, 2004 was $1.6 million compared to $0.6 million for the comparable period in 2003. During the third quarter of 2003, we established a valuation allowance of $8.7 million for deferred tax assets in the U.S. We intend to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversing the valuation allowance. During the second quarter of 2004, our effective tax rate was 25.3%. This tax rate primarily reflects our tax provision (benefit) for non-U.S. entities only, since U.S. related income taxes continue to be recorded as decreases and increases to the valuation allowance. Included in the income tax benefit for the three months ended June 30, 2004 is an income tax benefit of approximately $1.1 million which resulted from the transfer of certain proprietary technologies, equipment and inventories between the Bruker Daltonics German and Swiss subsidiaries. The income tax benefit resulted from the release of a valuation allowance previously established in the Bruker Daltonics Swiss subsidiary, and the effect on deferred tax assets for the different statutory income tax rates between Germany and Switzerland. Our tax rate may change over time as the amount or mix of income and taxes outside the U.S. changes. Our effective tax rate is calculated using our projected annual pre-tax income or loss and is affected by research and development tax credits, the expected level of other tax benefits, the impact of changes to the valuation allowance as well as changes in the mix of our pre-tax income and losses among jurisdictions with varying statutory rates.

Minority Interest in Consolidated Subsidiaries

        Minority interest in consolidated subsidiaries for the three months ended June 30, 2004 was a loss of $19,000 compared to income of $0.7 million in the comparable period of 2003. The minority interest in subsidiaries represents the minority shareholders' proportionate share of net income (loss) for the three months ended June 30, 2004 and 2003. For the three months ended June 30, 2004, the minority interest relates to our two majority-owned subsidiaries, Incoatec GmbH and Baltic Scientific Instruments Ltd. For the three months ended June 30, 2003, the minority interest relates to our majority-owned subsidiary, Incoatec GmbH as well as 31% of the net loss in Bruker AXS.

Six months ended June 30, 2004 compared to the six months ended June 30, 2003

Net Revenue

        The following table presents net revenue, change in net revenue and net revenue growth by reportable segment for the six months ended June 30, 2004 and 2003 (dollars in thousands):

	2004	2003	$ Change	Percentage Change
Bruker Daltonics (d)	$73,710	$68,530	$5,180	7.6%
Bruker AXS	58,592	55,432	3,160	5.7%

Total	$132,302	$123,962	$8,340	6.7%

(d)
Includes other revenue of $0.6 million and $0.1 million in 2004 and 2003, respectively, related to grant revenue received for research and development projects.

        Bruker Daltonics' net revenue increased by $5.2 million, or 7.6%, to $73.7 million for the six months ended June 30, 2004 compared to $68.5 million for the comparable period in 2003. Of this increase, approximately $5.5 million, or 8.0%, resulted from the impact of foreign exchange. The net decline of 0.4% in revenue excluding the effect of foreign exchange is a result of a decrease in sales from our life sciences product line of approximately 2% and aftermarket business of consumables and service contracts of approximately 4%, partially offset by a 7% increase in sales from our NBC detection business. We also experienced an increase in grant revenue of $0.5 million, which is the result of the timing of receipts from various projects for early-stage research and development projects funded by the German government. Life science systems revenue, NBC detection systems revenue and aftermarket revenue as a percentage of Bruker Daltonics' product revenue were as follows during the six months ended June 30, 2004 and 2003 (dollars in thousands):

	2004		2003
	Revenue	Percentage of Product Revenue	Revenue	Percentage of Product Revenue
Life Science Systems	$52,475	71.7%	$49,280	72.0%
NBC Detection Systems	6,402	8.8%	5,559	8.1%
Aftermarket	14,250	19.5%	13,634	19.9%

Total Product Revenue	$73,127	100.0%	$68,473	100.0%

        Bruker AXS' net revenue increased by $3.2 million, or 5.7%, to $58.6 million for the six months ended June 30, 2004 compared to $55.4 million for the comparable period in 2003. Of this increase, approximately $4.2 million, or 7.5%, resulted from the impact of foreign exchange. The net decline of 1.8% in revenue excluding the effect of foreign exchange is driven by lower sales of certain our life science x-ray systems, partially offset by increased sales of XRF and thermal analyzer systems and continued strong aftermarket revenues. X-ray systems and aftermarket revenues as a percentage of

Bruker AXS' product revenue were as follows during the three months ended June 30, 2004 and 2003 (dollars in thousands):

	2004		2003
	Revenue	Percentage of Product Revenue	Revenue	Percentage of Product Revenue
X-Ray Systems	$39,653	67.7%	$38,253	69.0%
Aftermarket	18,939	32.3%	17,179	31.0%

Total Product Revenue	$58,592	100.0%	$55,432	100.0%

Cost of Product Revenue

        The following table presents cost of product revenue and cost of product revenue as a percentage of product revenue by reportable segment for the six months ended June 30, 2004 and 2003 (dollars in thousands):

	2004		2003
	Cost of Product Revenue	Percentage of Product Revenue	Cost of Product Revenue	Percentage of Product Revenue
Bruker Daltonics (e)	$39,854	54.5%	$36,678	53.6%
Bruker AXS	35,533	60.6%	33,131	59.8%

Total	$75,387	57.2%	$69,809	56.3%

(e)
Certain service costs historically classified in sales and marketing expense have been reclassified to cost of product revenue in the following amounts: $2.5 million and $1.5 million for the six months ended June 30, 2004 and 2003, respectively.

        Bruker Daltonics' cost of product revenue for the six months ended June 30, 2004 was $39.9 million, or 54.5% of product revenue compared to $36.7 million, or 53.6% of product revenue for the comparable period in 2003. The increase in cost of product revenue as a percentage of product revenue is due to lower than anticipated sales in the in the second quarter resulting in the under-absorption of fixed costs, partially offset by increased sales of certain of our high-end instrumentation during the first quarter and a change in mix of sales to third party customers and distributors.

        Bruker AXS' cost of product revenue for the six months ended June 30, 2004 was $35.5 million, or 60.6% of product revenue compared to $33.1 million, or 59.8% of product revenue for the comparable period in 2003. The increase in cost of revenue as a percentage of product revenue is primarily due to lower than expected utilization in our materials research product line and higher than anticipated quality costs, partially offset by improvements in capacity utilization in our life sciences systems line due to a restructuring of the business.

Sales and Marketing

        The following table presents sales and marketing expense and sales and marketing expense as a percentage of product revenue by reportable segment for the six months ended June 30, 2004 and 2003 (dollars in thousands):

	2004		2003
	Sales and Marketing	Percentage of Product Revenue	Sales and Marketing	Percentage of Product Revenue
Bruker Daltonics (f)	$14,618	20.0%	$14,206	20.7%
Bruker AXS	15,097	25.8%	13,066	23.6%

Total	$29,715	22.6%	$27,272	22.0%

(f)
Certain service costs historically classified in sales and marketing expense have been reclassified to cost of product revenue in the following amounts: $2.5 million and $1.5 million for the six months ended June 30, 2004 and 2003, respectively.

        Bruker Daltonics' sales and marketing expense for the six months ended June 30, 2004 increased to $14.6 million, or 20.0% of product revenue, from $14.2 million, or 20.7% of product revenue for the comparable period in 2003. The decrease in sales and marketing expense as a percentage of product revenue is due to the benefits realized from certain cost control initiatives implemented during early 2004 partially offset by an increase in amortization expense associated with our demonstration inventory.

        Bruker AXS' sales and marketing expense for the six months ended June 30, 2004 increased to $15.1 million, or 25.8% of product revenue, from $13.1 million, or 23.6% of product revenue for the comparable period in 2003. The increase in sales and marketing expense as a percentage of product revenue is primarily attributable to strong bookings during the first half of 2004 as compared to the comparable period in 2003 resulting in higher commission costs. In addition, during the first quarter of 2004 Bruker AXS increased headcount in Japan and opened a new sales subsidiary in Austria.

General and Administrative

        The following table presents general and administrative expense and general and administrative expense as a percentage of product revenue by reportable segment for the six months ended June 30, 2004 and 2003 (dollars in thousands):

	2004		2003
	General and Administrative	Percentage of Product Revenue	General and Administrative	Percentage of Product Revenue
Bruker Daltonics	$3,621	5.0%	$4,043	5.9%
Bruker AXS	4,464	7.6%	4,018	7.2%
Corporate	1,064		—

Total	$9,149	6.9%	$8,061	6.5%

        Bruker Daltonics' general and administrative expense for the six months ended June 30, 2004 decreased to $3.6 million, or 5.0% of product revenue, from $4.0 million, or 5.9% of product revenue for the comparable period in 2003. The decrease in general and administrative expenses as a percentage of product revenue is primarily due to synergies resulting from the merger of Bruker Daltonics and Bruker AXS and improved cost controls established during 2003.

        Bruker AXS' general and administrative expense for the six months ended June 30, 2004 increased to $4.5 million, or 7.6% of product revenue, from $4.0 million, or 7.2% of product revenue for the comparable period in 2003. The increase in general and administrative expense as a percentage of product revenue is primarily due to an increase in personnel at certain of our international locations and the amortization of merger related intangible assets.

        Corporate general and administrative expense for the six months ended June 30, 2004 was $1.1 million, and represents expenses associated with being a public company not allocated to our reportable segments, including legal fees, audit and consulting fees and filing fees.

Research and Development

        The following table presents research and development expense and research and development expense as a percentage of product revenue by reportable segment for the six months ended June 30, 2004 and 2003 (dollars in thousands):

	2004		2003
	Research and Development	Percentage of Product Revenue	Research and Development	Percentage of Product Revenue
Bruker Daltonics	$15,098	20.6%	$12,868	18.8%
Bruker AXS	6,265	10.7%	5,725	10.3%

Total	$21,363	16.2%	$18,593	15.0%

        Bruker Daltonics' research and development expense for the six months ended June 30, 2004 increased to $15.1 million, or 20.6% of product revenue, from $12.9 million, or 18.8% of product revenue for the comparable period in 2003. The increase in research and development expense as a percentage of product revenue is primarily attributable to increased investments in research and development projects which we expect to result in new product introductions later in 2004 and 2005. A significant research and development project, which is being funded in part by a research and development grant in Germany, also contributed to the increase. Bruker Daltonics receives income for 50% of the actual expenses incurred on behalf of this grant which is recorded in other revenue in the Consolidated Statement of Operations. The grant is expected to continue throughout the remainder of 2004. Netting the grant revenue received during the six months ended June 30, 2004 against total research and development expense for the quarter, research and development expense as a percent of product revenue would have been 19.9%.

        Bruker AXS' research and development expenses for the six months ended June 30, 2004 increased to $6.3 million, or 10.7% of product revenue, from $5.7 million, or 10.3% of product revenue for the comparable period in 2003. The increase in research and development expense as a percentage of product revenue is primarily due to additional headcount from the acquisition of Baltic Scientific Instruments in the second quarter of 2003, partially offset by the timing of research and development material purchases in the second quarter of 2004.

Reversal of Liability Accrual

        During the fourth quarter of 2002, Bruker Daltonics established a reserve in the amount of $0.7 million in connection with a contract its German and Swiss subsidiaries have with the U.K. Ministry of Defense (the "MOD"). The special charge represented the projected additional costs for rework and retesting on the contract due to various technical problems associated with meeting contractual requirements. During the third quarter of 2001, Bruker Daltonics established an additional reserve of $1.9 million for the probable imposition of liquidated damages pursuant to the contract with the MOD. During the second quarter of 2003, our Swiss and German subsidiaries delivered product to the MOD which met the specifications of the contract. Upon delivery of the product, the MOD agreed not to pursue any further claims for liquidated damages, other than those previously paid pursuant to the contract, and we agreed not to pursue any claims for the recovery of additional research and development expenses incurred in connection with the contract. As a result, the remaining reserves associated with the MOD contract of $1.9 million were reversed during the second quarter of 2003.

Other Special Charges

        During the six months ended June 30, 2003, we incurred charges totaling $6.2 million in connection with the proposed merger of Bruker Daltonics and Bruker AXS, which was completed on July 1, 2003. These costs included investment banking, legal, audit and other fees associated with the merger.

Interest and Other Income (Expense), Net

        Interest and other income, net, during the six months ended June 30, 2004 increased by $1.2 million from the comparable period in 2003 to a net expense of $0.9 million. The increase is attributable to the write-off of an investment in the amount of $0.7 million during the second quarter of 2004, lower interest earned on our cash and short-term investments, an increase in interest expense and a decline in the fair value of derivative financial instruments which are marked-to-market through the results of operations.

Provision for Income Taxes

        The income tax benefit for the six months ended June 30, 2004 was $0.6 million compared to an income tax provision of $0.3 million for the comparable period in 2003. During the third quarter of 2003, we established a valuation allowance of $8.7 million for deferred tax assets in the U.S. We intend to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversing the valuation allowance. During the six months ended June 30, 2004, our effective tax rate was 13.4%. This tax rate primarily reflects our tax provision (benefit) for non-U.S. entities only, since U.S. related income taxes continue to be recorded as decreases and increases to the valuation allowance. Included in the income tax benefit for the six months ended June 30, 2004 is an income tax benefit of approximately $1.1 million which resulted from the transfer of certain proprietary technologies, equipment and inventories between the Bruker Daltonics German and Swiss subsidiaries. The income tax benefit resulted from the release of a valuation allowance previously established in the Bruker Daltonics Swiss subsidiary, and the effect on deferred tax assets for the different statutory income tax rates between Germany and Switzerland. Our tax rate may change over time as the amount or mix of income and taxes outside the U.S. changes. Our effective tax rate is calculated using our projected annual pre-tax income or loss and is affected by research and development tax credits, the expected level of other tax benefits, the impact of changes to the valuation allowance as well as changes in the mix of our pre-tax income and losses among jurisdictions with varying statutory rates.

Minority Interest in Consolidated Subsidiaries

        Minority interest in consolidated subsidiaries for the six months ended June 30, 2004 was a loss of $30,000 compared to income of $0.9 million in the comparable period of 2003. The minority interest in subsidiaries represents the minority shareholders' proportionate share of net income (loss) for the six months ended June 30, 2004 and 2003. For the six months ended June 30, 2004, the minority interest relates to our two majority-owned subsidiaries, Incoatec GmbH and Baltic Scientific Instruments Ltd. For the six months ended June 30, 2003, the minority interest relates to our majority-owned subsidiary, Incoatec GmbH as well as 31% of the net loss in Bruker AXS.

LIQUIDITY AND CAPITAL RESOURCES

        We currently anticipate that our existing capital resources will meet our operating and investing needs for at least the next twelve months. Cash requirements for periods beyond the next twelve months depend on our profitability, our ability to manage working capital requirements and our growth rate. Historically, we have financed our growth through a combination of debt financings and issuances of common stock. Most recently, on April 28, 2004, the Company and a group of selling stockholders completed a public offering which generated net proceeds of approximately $14.5 million to the Company (see Note 2 to the condensed consolidated financial statements). In the future, there can be no assurance that additional financing alternatives will be available to us if required, or if available, will be obtained with terms favorable to us.

        During the six months ended June 30, 2004, net cash used in operating activities was $11.4 million compared to net cash used in operating activities of $7.2 million during the six months ended June 30, 2003. The increase in cash used in operating activities was primarily attributable to decreases in current liabilities, primarily accounts payable and customer deposits, and an increase in inventories, partially offset by improvements in our cash collection efforts for accounts receivable.

        During the six months ended June 30, 2004, investing activities used $2.9 million in cash compared to generating $3.5 million in cash during the six months ended June 30, 2003. Cash used in investing activities during the six months ended June 30, 2004 was attributable primarily to approximately $2.6 million in capital expenditures. During the remainder of 2004, we expect to continue to make capital investments, focusing on enhancing the efficiency of our operations and supporting our anticipated growth.

        During the six months ended June 30, 2004, financing activities provided $17.0 million of cash compared to $5.3 million of cash during the six months ended June 30, 2003. The increase in cash provided by financing activities during the six months ended June 30, 2004 is attributable to the completion of a public offering of our common stock on April 28, 2004 which generated net proceeds of approximately $14.5 million to the Company, a net increase in short-term borrowings of approximately $2.4 million and net proceeds from long-term debt of approximately $0.1 million.

        We have a demand revolving line of credit with Citizens Bank in the United States in the amount of $2.5 million. The line of credit, which is secured by portions of our inventory, receivables and equipment in the United States, is used to support our working capital requirements and has no expiration date. As of June 30, 2004, the full amount of our U.S. line of credit was available. We also maintain revolving lines of credit totaling approximately $35.4 million with various German and Japanese banks. The German and Japanese lines of credits are unsecured. As of June 30, 2004, approximately $20.1 million was outstanding on our German and Japanese lines of credit.

        In addition to our lines of credit, we have both short-term and long-term notes payable with outstanding balances aggregating $26.8 million as of June 30, 2004. The interest rates on these obligations range from 1.00% to 5.10%. We entered into an interest rate swap to hedge the variability of cash flows related to changes in interest rates on borrowings of variable debt obligations and pay a 4.6% fixed rate of interest and receive a variable rate of interest based on the Bond Market Association Municipal Swap Index. The interest rate swap has a notional value of $2.2 million which decreases in conjunction with the IRB payment schedule until the interest rate swap and IRB agreements terminate in December 2013.

        The following table summarizes maturities for our significant financial obligations as of June 30, 2004 (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short-term borrowings	$19,916	$19,916	$—	$—	$—
Long-term debt	26,844	—	4,168	3,032	19,644
Pension	7,103	—	11	180	6,912

Total contractual obligations	$53,863	$19,916	$4,179	$3,212	$26,556

        In connection with some of our outstanding debt, we are required to maintain certain financial ratios and meet other financial criteria. Additionally, we are subject to a variety of restrictive covenants that require bank consent if not met. As of June 30, 2004, the latest measurement date, we were in compliance with all financial covenants.

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

        The Company's exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on its investment portfolio. The Company ensures the safety and preservation of invested funds by limiting default risks, market risk and reinvestment risk. The Company mitigates default risk by investing in investment grade securities. A 100 basis point move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company's interest sensitive financial instruments at June 30, 2004. Declines in interest rates over time will, however, reduce the Company's interest income.

Impact of Foreign Currencies

        We sell products in many countries, and a substantial portion of sales and expenses are denominated in foreign currencies, principally in the Euro. During the six months ended June 30, 2004, the U.S. dollar continued to weaken against the euro compared to the six months ended June 30, 2003. This increased our consolidated revenue growth by $9.6 million, or approximately 7%, expressed in U.S. dollars.

        While we may from time to time hedge specifically identified cash flows in foreign currencies using forward contracts, this foreign currency activity historically has not been material. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Realized and unrealized gains and losses on these contracts are recognized in the same period as gains and losses on the hedged items. As of June 30, 2004, there were no foreign currency forward contracts outstanding.

        Realized foreign exchange gains (losses) were approximately $(0.2) million and $(0.1) million for the three months ended June 30, 2004 and 2003, respectively and approximately $0.2 million and $(0.1) million for the six months ended June 30, 2004 and 2003, respectively. As we continue to expand internationally, we evaluate currency risks and may continue to enter into foreign exchange contracts from time to time to mitigate foreign currency exposure.

        We have entered into foreign-denominated debt obligations. The currency effects of the debt obligations are reflected in interest and other income (expense), net, on the consolidated statement of operations. We also have foreign-denominated intercompany borrowing arrangements with Bruker Daltonics GmbH subsidiary in Germany and our Bruker AXS GmbH subsidiary in Germany that impacted transaction gains and losses, and intercompany borrowing arrangements with our Bruker Nonius subsidiary in the Netherlands that affected accumulated other comprehensive income (loss). A 10% increase or decrease of the respective foreign exchange rate with our Bruker Daltonics subsidiary in Germany would result in a change in accumulated other comprehensive income (loss) of approximately $1.0 million. A 10% increase or decrease of the respective foreign exchange rate with our Bruker Nonius subsidiary in the Netherlands would result in a change in accumulated other comprehensive income (loss) of approximately $1.1 million or $(0.9) million, respectively. A 10% increase or decrease of the respective foreign exchange rate with our Bruker AXS subsidiary in Germany would result in a transaction gain (loss) of approximately $0.7 million or $(0.5) million, respectively.

Impact of Interest Rates

        Our exposure related to adverse movements in interest rates is derived primarily from outstanding floating rate debt instruments that are indexed to short-term market rates and cash equivalents. Our objective in managing our exposure to interest rates is to decrease the volatility that changes in interest rates might have on our earnings and cash flows. To achieve this objective, we use a fixed rate agreement to adjust a portion of our debt that is subject to variable interest rates.

        In the U.S., we have entered into an interest rate swap arrangement to limit the interest rate exposure on our $2.2 million industrial revenue bond to a fixed rate of 4.6%. We pay a 4.6% fixed rate of interest and receive a variable rate of interest based on the Bond Market Association Municipal Swap Index on a $2.2 million notional amount. Net interest payments or receipts are recorded as adjustments to interest expense. In addition, the instrument is recorded at fair market value on our balance sheet, and changes in the fair market value are recorded in current earnings. As of June 30, 2004, the fair value of the instrument was approximately $125,000, net of tax, and is recorded as a liability on the balance sheet.

        In April 2002, we entered into two derivative financial instruments; a cross currency interest rate swap and an interest rate swap. The cross currency interest rate swap of 2 million Euro secures a fixed interest rate of 1.75% per annum until January 4, 2012. The interest rate swap of 3 million Euro reduces the 6-month EURIBOR rate by 1.80% per annum until January 4, 2007. We entered into the financial instruments to manage our exposure to interest rates and foreign exchange risk. During the year ended December 31, 1999, we entered into three financial instruments; an interest rate cap, an interest rate swap and a cross currency interest rate swap. By entering into these financial instruments, we obtained the right to borrow money at lower rates of interest. We will continue to hold these financial instruments until we elect to exercise the options to borrow the money. Until the instruments become an effective hedge, the instruments are considered speculative and are marked-to-market through interest and other income (expense), net, on the consolidated statement of operations. The fair value of the instruments appreciated (depreciated) by $(0.1) million and $0.2 million during the six month ended June 30, 2004 and 2003, respectively. As of June 30, 2004, the fair value of the instruments was approximately $0.1, net of tax, and is recorded as an asset on the balance sheet.

        A 10% increase or decrease in the average cost of our variable rate debt would not result in a material change in pre-tax interest expense.

Inflation

        We do not believe inflation had a material impact on our business or operating results during the periods presented.

ITEM 4: Controls and Procedures

        The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified. The Company's management, including the Company's chief executive officer and chief financial officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2004 and, based on that evaluation, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004.

        During the six month period ended June 30, 2004, there were no significant changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1: Legal Proceedings

General

        The Company may, from time to time, be involved in legal proceedings in the ordinary course of business. The Company is not currently involved in any pending legal proceedings that, either individually or taken as a whole, are reasonable likely in management's judgment to materially harm our business, prospects, results of operations or financial condition. No such legal proceedings have been threatened.

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
  (b)
  Current Reports on Form 8-K.

    We furnished the following reports on Form 8-K during the three months ended June 30, 2004:

•
Item 12, filed April 21, 2004, announcing our preliminary financial results for the quarter ended March 31, 2004.

•
Item 9, filed April 23, 2004, announcing we priced our public offering of 15,000,000 shares of our common stock, of which 3,000,000 shares were sold by the Company and 12,000,000 shares were sold by four selling stockholders at $4.50 per share.

•
Item 9, filed April 30, 2004, announcing we closed our public offering of 17,250,000 shares of our common stock, of which 3,450,000 shares were sold by the Company and 13,800,000 shares were sold by four selling stockholders at $4.50 per share.

•
Item 12, filed May 2, 2004, announcing our financial results for the quarter ended March 31, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUKER BIOSCIENCES CORPORATION
Date: August 16, 2004	By:	/s/ FRANK H. LAUKIEN, PH.D. Frank H. Laukien, Ph.D. President, Chairman, Chief Executive Officer, and Director (Principal Executive Officer)
Date: August 16, 2004	By:	/s/ LAURA FRANCIS, CPA Laura Francis, CPA Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Exhibits Index

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

  PART I FINANCIAL INFORMATION
Bruker BioSciences Corporation Condensed Consolidated Balance Sheets (in thousands, except share data)
Bruker BioSciences Corporation Condensed Consolidated Statements of Operations (in thousands, except per share data) (Unaudited)
Bruker BioSciences Corporation Condensed Consolidated Statements of Cash Flows (in thousands) (Unaudited)
Bruker BioSciences Corporation Notes to Condensed Consolidated Financial Statements (Unaudited)
  ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3: Quantitative and Qualitative Disclosures About Market Risk
  ITEM 4: Controls and Procedures
  PART II OTHER INFORMATION
  ITEM 1: Legal Proceedings
  ITEM 2: Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
  ITEM 3: Defaults Upon Senior Securities
  ITEM 4: Submission of Matters to a Vote of Security Holders
  ITEM 5: Other Information
  ITEM 6: Exhibits and Reports on Form 8-K
SIGNATURES
Exhibits Index