Form 10-Q
period 2004-09-30
BRUKER BIOSCIENCES CORP
filed 2004-11-15
CIK 1109354

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004
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

        As of November 9, 2004, there were 89,469,909 shares of the Registrant's common stock outstanding.

Bruker BioSciences Corporation
Form 10-Q
For the Quarter Ended September 30, 2004
Index

PART I FINANCIAL INFORMATION

ITEM 1: Financial Statements

Bruker BioSciences Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$76,616	$76,837
Accounts receivable, net	55,635	54,689
Inventories	106,786	110,052
Other current assets	17,668	9,047

Total current assets	256,705	250,625
Property, plant and equipment, net	79,711	81,354
Intangible and other assets	17,569	19,052

Total assets	$353,985	$351,031

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$18,184	$18,587
Accounts payable and accrued expenses	23,100	22,520
Due to affiliated companies	293	2,389
Customer advances	15,109	23,193
Other current liabilities	44,077	41,911

Total current liabilities	100,763	108,600
Long-term debt	27,104	26,374
Other long-term liabilities	17,342	13,631
Commitments and contingencies (Note 15)
Common stock, $0.01 par value, 150,000,000 shares authorized; 89,456,032 and 86,462,791 shares issued at September 30, 2004 and December 31, 2003, respectively	895	865
Other stockholders' equity	207,881	201,561

Total stockholders' equity	208,776	202,426

Total liabilities and stockholders' equity	$353,985	$351,031

See the accompanying notes to financial statements.

Bruker BioSciences Corporation

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Product revenue	$65,842	$61,912	$197,562	$185,817
Other revenue	635	1,146	1,217	1,203

Net revenue	66,477	63,058	198,779	187,020
Costs and operating expenses:
Cost of product revenue	34,744	35,035	110,131	104,844
Sales and marketing	14,915	14,071	44,630	41,344
General and administrative	5,257	4,487	14,406	12,547
Research and development	11,306	9,572	32,668	28,165
Reversal of liability accrual	—	—	—	(1,929)
Other special charges	—	5,440	—	11,674

Total costs and operating expenses	66,222	68,605	201,835	196,645

Operating income (loss)	255	(5,547)	(3,056)	(9,625)
Interest and other income (expense), net	(1,902)	(154)	(2,768)	181

Loss before income tax provision and minority interest in consolidated subsidiaries	(1,647)	(5,701)	(5,824)	(9,444)
Income tax provision	955	8,970	395	9,276

Loss before minority interest in consolidated subsidiaires	(2,602)	(14,671)	(6,219)	(18,720)
Minority interest in consolidated subsidiaries	115	(2)	145	(856)

Net loss	$(2,717)	$(14,669)	$(6,364)	$(17,864)

Net loss per common share—basic and diluted	$(0.03)	$(0.17)	$(0.07)	$(0.21)

Weighted average common shares outstanding—basic and diluted	89,456	86,003	88,156	86,002

See the accompanying notes to financial statements.

Bruker BioSciences Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Operating Activities:
Net cash used in operating activities	$(10,482)	$(4,559)
Investing activities:
Purchases of property, plant and equipment	(3,867)	(4,776)
Redemption of short-term investments	—	15,154
Purchase of short-term investments	(344)	(14,559)
Acquisitions, net of cash acquired	—	(5,499)

Net cash used in investing activities	(4,211)	(9,680)
Financing activities:
Proceeds from short-term borrowings, net	6,012	1,728
Proceeds (repayment) of long-term debt, net	(5,783)	869
Proceeds from issuance of common stock	14,493	(6)
Payments to stockholders	—	(10,786)

Net cash provided by (used in) financing activities	14,722	(8,195)
Effect of exchange rate changes on cash and cash equivalents	(250)	1,492

Net change in cash and cash equivalents	(221)	(20,942)
Cash and cash equivalents at beginning of period	76,837	84,811

Cash and cash equivalents at end of period	$76,616	$63,869

See the accompanying notes to financial statements.

Bruker BioSciences Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business

        Bruker BioSciences Corporation and its wholly-owned subsidiaries (the "Company") design, manufacture, service and market proprietary life science systems based on mass spectrometry core technology platforms and X-ray technology. The Company also sells a broad range of field analytical systems for nuclear, biological and chemical ("NBC") detection. The Company maintains major technical centers in Europe, North America and Japan. The Company's diverse customer base includes pharmaceutical, biotechnology and proteomics companies, academic institutions, semiconductor industries and government agencies.

        On July 1, 2003, the Company merged with Bruker AXS Inc. ("Bruker AXS"), with the Company surviving the merger. The consolidated financial statements and share data for the nine months ended September 30, 2003 include the retroactive effects of the merger with Bruker AXS. The consolidated financial statements have been restated by combining the historical consolidated financial statements of Bruker BioSciences Corporation with those of Bruker AXS for each of the periods presented. In connection with the merger, the Company formed two operating subsidiaries, Bruker Daltonics Inc. ("Bruker Daltonics") and Bruker AXS, into which it transferred substantially all of the respective assets and liabilities, except cash, which remains with the parent company, Bruker BioSciences Corporation. Bruker Daltonics and Bruker AXS are reportable segments of the Company. Included in the consolidated statements of operations for the three and nine months ended September 30, 2003 are charges totaling $5.4 million and $11.7 million, respectively, of investment banking, legal, audit and other fees associated with the merger.

        The financial statements represent the consolidated accounts of Bruker BioSciences Corporation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X. The December 31, 2003 balance sheet is the balance sheet included in the audited financial statements as shown in the Company's 2003 Annual Report on Form 10-K. Accordingly, the financial information presented herein does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

        The Company has reclassified certain costs within sales and marketing expense to cost of product revenue for each period presented in the following amounts: $0.4 million for the three months ended September 30, 2003, $1.9 million for the nine months ended September 30, 2003 and $2.5 million for the nine months ended September 30, 2004. The primary reason for this change was to conform the reporting of certain entities with the Company's global policy of accounting for such costs.

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

        The merger represented a business combination of companies under common control due to the majority ownership of both companies by five related individuals as an affiliated shareholder group. As a result, the merger, as it related to the shares owned by these affiliated shareholders (approximately 69%), was accounted for in a manner similar to a pooling-of-interest, or at historical carrying value. The acquisition of the shares of the non-affiliated shareholders (approximately 31%) was accounted for using the purchase method of accounting, or at fair value, in a manner similar to the acquisition of a minority interest. The excess purchase price of the interest not under common control over the fair value of the related net assets was recorded as goodwill.

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

        The purchase price for the 31% minority interest acquired was allocated to the net assets acquired on a pro rata basis in accordance with Financial Accounting Standards Board (FASB) Statement No. 141, "Business Combinations." Accordingly, intangible assets acquired were allocated as follows: $1.5 million to existing technology and related patents which have an estimated weighted-average useful life of four years, $0.3 million to customer relationships which have a weighted-average useful life of five years and $0.3 million to trade names which have a weighted-average useful life of ten years. In addition, $2.5 million of acquired intangible assets was assigned to in-process research and development projects that were written off at the date of acquisition in accordance with FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method."

        The projects that qualified as acquired in-process research and development projects were those that had not yet reached technology feasibility and for which no future alternative uses existed. The value assigned to the in-process research and development projects was determined using a discounted probable future cash flow analysis. Financial assumptions used to estimate the future cash flows were based on pricing, margins and expense levels from those historically realized by Bruker AXS. A discount rate of 45% was utilized to discount the net cash flows generated from the acquired in-process research and development. The estimates used in valuing the acquired in-process research and development were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. As of September 30, 2004, these projects were substantially complete.

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

        Charges against the purchase accounting liabilities and reserves recorded in connection with these activities during the nine months ended September 30, 2004 were as follows (in thousands):

	Severance	Inventory	Customer Upgrades and Other	Total
Balance as of December 31, 2003	$802	$224	$209	$1,235
Cash payments	(675)	—	(107)	(782)
Non-cash charges	—	(136)	—	(136)
Adjustments	(87)	—	—	(87)
Foreign currency impact	(16)	(4)	(2)	(22)

Balance as of September 30, 2004	$24	$84	$100	$208

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

4. Inventories

        The following is a summary of inventories by major category (in thousands):

	September 30, 2004	December 31, 2003
Raw Materials	$31,449	$30,108
Work-in process	37,354	37,232
Finished goods	37,983	42,712

Total inventories	$106,786	$110,052

5. Goodwill and Other Intangible Assets

        The following is a summary of other intangible assets subject to amortization as of September 30, 2004 and December 31, 2003 (in thousands):

			September 30, 2004		December 31, 2003
	Useful Lives in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology and related patents	4	$1,520	$(475)	$1,045	$(190)	$1,330
Customer relationships	5	310	(76)	234	(30)	280
Trade names	10	310	(39)	271	(16)	294

Total amortizable intangible assets		$2,140	$(590)	$1,550	$(236)	$1,904

        For the three and nine months ended September 30, 2004, the Company recorded amortization expense of approximately $0.1 million and $0.4 million, respectively, related to other amortizable intangible assets. For the three and nine months ended September 30, 2003, the Company recorded amortization of approximately $0.1 million related to amortizable intangible assets.

        The estimated future amortization expense related to other amortizable intangible assets is as follows (in thousands):

For the year ended December 31,
2004(a)	$119
2005	473
2006	473
2007	283
2008	62
Thereafter	140

Total	$1,550

  (a)
  Amount represents estimated amortization expense for the remaining three months ending December 31, 2004.

        The carrying amount of goodwill as of September 30, 2004 and December 31, 2003 was $10.7 million and is included in the Bruker AXS segment. The Company performs its annual test for indications of impairment as of December 31st each year. The Company completed its annual test for impairment as of December 31, 2003 and determined that goodwill was not impaired at that time.

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

        Changes in the Company's accrued warranty liability during the nine months ended September 30, 2004 were as follows (in thousands):

Balance as of December 31, 2003	$6,510
Accruals for warranties issued during the period	9,156
Settlements of warranty claims	(8,687)
Foreign currency impact	(33)

Balance as of September 30, 2004	$6,946

7. Provision for Income Taxes

        For the three and nine months ended September 30, 2004, the Company recorded an income tax provision of $1.0 million and $0.4 million, respectively, compared with an income tax provision of $9.0 million and $9.3 million, respectively, for the three and nine months ended September 30, 2003. In the United States, any income tax provision or benefit is currently recorded as an adjustment to the valuation allowance until sufficient positive evidence exists to support the reversal of the valuation allowance which was established in the third quarter of 2003. Prior to the third quarter of 2003, the Company had recorded income tax benefits for pre-tax losses in the United States.

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

Bruker AXS 2002 Restructuring Plan

        In September 2002, Bruker AXS implemented a restructuring program focused on reducing costs and improving productivity by eliminating redundant positions, streamlining production and initiating cost reduction programs in several operating areas. As a result, the Company recorded a restructuring charge of approximately $1.8 million ($1.1 million, net of tax) in the third quarter of 2002. During the nine months ended September 30, 2004, there were no payments under the restructuring program. As of September 30, 2004, the remaining restructuring accrual balance of approximately $0.5 million relates to severance benefits of certain of the Company's terminated German employees, which due to the impact of certain regulatory requirements, will not be fully paid until 2008.

9. Employee Benefit Plans

        The Company has a defined benefit retirement plan that covers substantially all employees of the Bruker AXS German subsidiary who were employed on September 30, 1997. The plan provides pension benefits based upon final average salary and years of service.

        The net periodic pension benefit cost includes the following components during the three and nine months ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Components of net periodic benefit cost
Service cost	$154	$124	$462	$373
Interest cost	87	76	260	227
Recognized actuarial loss	—	36	—	107
Amortization	(15)	(3)	(45)	(10)

Net periodic benefit cost	$226	$233	$677	$697

        To date, the Company has not funded the defined benefit plan and is not required to make contributions during the remainder of 2004.

10. Stock Compensation Arrangements

        The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," an amendment of FASB Statement No. 123 (SFAS 148). Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant date, consistent with the methodology prescribed by SFAS 148, the Company's net loss and net loss per common share for the three and nine months ended September 30, 2004 and 2003 would have approximated the following pro forma amounts (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss, as reported	$(2,717)	$(14,669)	$(6,364)	$(17,864)
Deduct: stock-based compensation expense determined using fair value based method for all awards, net of tax	(508)	(529)	(1,456)	(1,583)

Net loss, pro forma	$(3,225)	$(15,198)	$(7,820)	$(19,447)

Net loss per common share:
Basic and diluted, as reported	$(0.03)	$(0.17)	$(0.07)	$(0.21)

Basic and diluted, pro forma	$(0.04)	$(0.18)	$(0.09)	$(0.23)

        The fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	September 30,
	2004	2003
Risk-free interest rate	3.10%	2.79%
Expected life of option	4 years	4 years
Volatility	1.000%	1.026%
Expected dividend yield	0%	0%

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

        The following table sets forth the computation of basic and diluted average shares outstanding for the three and nine months ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Weighted average common shares outstanding used in computing basic net loss per share	89,456	86,003	88,156	86,002
Net effect of dilutive stock options — based on the treasury stock method(a)	—	—	—	—

Weighted average common shares outstanding used in computing diluted net loss per share	89,456	86,003	88,156	86,002

  (a)
  Stock options to purchase shares of common stock for all periods presented were anti-dilutive and were excluded in the computation of diluted earnings per share due to losses generated during each of the periods.

12. Reversal of Liability Accrual

        During the third quarter of 2001, Bruker Daltonics established a reserve of approximately $1.9 million for the probable imposition of estimated liquidated damages pursuant to a contract with the U.K. Ministry of Defense (the "MOD"). The accrual represented the projected additional costs for rework and retesting on the contract due to various technical problems associated with meeting contractual requirements. During the second quarter of 2003, the Company's Swiss and German subsidiaries delivered product to the MOD which met the specifications of the contract. Upon delivery of the product, the MOD agreed not to pursue any further claims for liquidated damages, other than those previously paid pursuant to the contract, and Bruker Daltonics agreed not to pursue any claims for the recovery of additional research and development expenses incurred in connection with the contract. As a result, the reserves associated with the MOD contract of approximately $1.9 million were reversed during the second quarter of 2003.

13. Interest and Other Income (Expense), Net

        The components of interest and other income (expense), net, were as follows for the three and nine months ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest income	$642	$222	$1,357	$1,003
Interest expense	(753)	(446)	(1,764)	(1,315)
Write-off of investments	(1,647)	—	(2,321)	—
Exchange gains (losses) on foreign currency transactions	(204)	154	(12)	288
(Depreciation) appreciation of the fair value of derivative financial instruments	60	(84)	(25)	384
Loss on disposal of equipment	—	—	(3)	(179)

Interest and other income (expense), net	$(1,902)	$(154)	$(2,768)	$181

        Included in interest and other income (expense), net for the three and nine months ended September 30, 2004 are charges of $1.6 million and $2.3 million, respectively, related to the write-off of impaired investments.

14. Comprehensive Income (Loss)

        Comprehensive income (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in other comprehensive income (loss), but excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders' equity, net of tax. The following is a summary of comprehensive income (loss) for the three and nine months ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss	$(2,717)	$(14,669)	$(6,364)	$(17,864)
Other comprehensive income (loss):
Changes in fair market value of financial instrument designated as a hedge of interest rate exposure, net of taxes	17	71	(7)	56
Foreign currency translation adjustments	1,494	1,150	(1,730)	6,571

Total comprehensive income (loss)	$(1,206)	$(13,448)	$(8,101)	$(11,237)

15. Commitments and Contingencies

        See Note 12 "Reversal of Liability Accrual."

        In addition, other lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. The Company believes the outcome of these proceedings, if any, will not have a material impact on the Company's financial position or results of operations.

Letters of Credit and Guarantees

        As of September 30, 2004 and December 31, 2003, the Company had bank guarantees of $4.0 million and $8.2 million, respectively, for its customer advances. These bank guarantees affect the availability of the Company's lines of credit.

16. Business Segment Information

        SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131) establishes standards for reporting information about reportable segments in financial statements of public business enterprises. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company reports financial results on the basis of two reportable segments: Bruker Daltonics and Bruker AXS. Bruker Daltonics manufactures and distributes mass spectrometry instruments that can be integrated and used along with other analytical instruments. Bruker AXS manufactures and distributes advanced X-ray instrumentation used in non-destructive molecular and elemental analysis in academic, research and industrial applications. Bruker BioSciences Corporation, the parent company of Bruker Daltonics and Bruker AXS, is the corporate entity that holds excess cash and short-term investments and principally incurs certain public company costs.

        Selected reportable segment financial information for the three and nine months ended September 30, 2004 and 2003 is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net revenue:
Bruker Daltonics	$34,218	$36,250	$107,928	$104,780
Bruker AXS	32,259	26,808	90,851	82,240

Total	$66,477	$63,058	$198,779	$187,020

Operating income (loss):
Bruker Daltonics	$1,872	$1,564	$2,390	$1,412
Bruker AXS	(775)	(6,909)	(3,541)	(10,835)
Corporate	(842)	(202)	(1,905)	(202)

Total	$255	$(5,547)	$(3,056)	$(9,625)

17. Recent Accounting Pronouncements

        On March 31, 2004, the Financial Accounting Standards Board (the "FASB") issued an Exposure Draft, "Share-Based Payments," which is a proposed amendment to SFAS No. 123, "Accounting for Stock-Based Compensation." The Exposure Draft would require all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. The FASB recently announced that a final standard will be effective for public companies for fiscal periods beginning after June 15, 2005. The Exposure Draft offers the Company alternative methods of adopting the proposed final rule. At the present time, the Company has not yet determined which alternative method it will use.

        In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (Revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132(R)"). SFAS 132(R) requires additional disclosures relating to the description of the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans recognized during interim periods. These disclosure requirements are effective immediately and have been provided in this quarterly report on Form 10-Q.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Initially, FIN 46 was to be effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 initially were to be applied for the first interim or annual period beginning after September 15, 2003. However, in October 2003, the FASB deferred the effective date of FIN 46 to the end of the first interim or annual period ending after December 15, 2003 for those arrangements involving special purpose entities entered into prior to February 1, 2003. All other arrangements within the scope of FIN 46 are subject to its provisions beginning in 2004. The Company adopted FIN 46, as required, with no material impact to its consolidated financial position or results of operations.

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

        Statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations which express that we "believe," "anticipate," "expect" or "plan to," as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Actual events or results may differ materially from those set forth in forward-looking statements. Certain factors that might cause such a difference are discussed in "Factors Affecting Our Business, Operating Results and Financial Condition" set forth in our Annual Report on Form 10-K for the year ended December 31, 2003.

OVERVIEW

Bruker BioSciences

        Bruker BioSciences Corporation ("Bruker BioSciences" or the "Company") is the parent company of Bruker Daltonics Inc. ("Bruker Daltonics") and Bruker AXS Inc. ("Bruker AXS"). In July 2003, Bruker Daltonics merged with Bruker AXS, a company under common control, and Bruker BioSciences was the surviving corporation in that merger. The historical consolidated financial statements prior to the merger have been prepared by combining the historical results of Bruker Daltonics and Bruker AXS.

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

Bruker Daltonics

        The performance of the Bruker Daltonics business is driven by its product lines in life-science mass spectrometry and Nuclear, Biological and Chemical ("NBC") detection. During the nine months ended September 30, 2004, revenue growth for Bruker Daltonics was in the low single digits. Bruker Daltonics experienced favorable customer reception for our new benchtop ESI-TOF system, as well as for our ClinProt™ solution for biomarker discovery and clinical proteomics. However, revenues in the third quarter of 2004 were lower than expected as a result of delays in shipments and installations of new products and delays by customers who had placed orders with Bruker Daltonics, but were not yet ready for their systems to be installed. In October 2004, we introduced several new products, the major introductions being our next generation high-end ulrtaflex TOF/TOF system which provides additional research capabilities in expression and clinical proteomics as well as our pre-spotted anchor chip for MALDI-TOF for expression proteomics. We believe these new product introductions will contribute to our revenue growth in future periods.

Bruker AXS

        The analytical X-Ray performance of the Bruker AXS business is driven by its product lines in single crystal X-ray diffraction ("SCD"), polycrystalline X-ray diffraction ("XRD"), X-ray flourescence

("XRF") as well as thermal analyzers. In 2003, Bruker AXS experienced softness in X-ray system sales, primarily in life sciences or SCD sales, due to weak market conditions as well as intense competitive pressures. During 2004, our elemental composition XRF and thermal analyzer sales, as well as aftermarket sales, contributed significantly to the growth of the Bruker AXS business.

        Over the last year, Bruker AXS has introduced a series of new products in the life sciences SCD and materials research XRD businesses in order to regain growth in the market. In life sciences SCD, we introduced the MICROSTAR™ high brilliancy X-Ray source and in materials research XRD we introduced our new D8 SuperSpeed™ solutions with integrated, high-power X-Ray source technology and our new Vantec-1™ X-Ray detector technology to provide higher speed and sensitivity compared to other available products on the market. Although these products took longer than expected to reach the market, a majority of these new products are now shipping and have contributed to our recent revenue growth.

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

Results of Operations

Three months ended September 30, 2004 compared to the three months ended September 30, 2003

Net Revenue

        The following table presents net revenue, change in net revenue and net revenue growth by reportable segment for the three months ended September 30, 2004 and 2003 (dollars in thousands):

	2004	2003	$ Change	Percentage Change
Bruker Daltonics(a)	$34,218	$36,250	$(2,032)	(5.6%)
Bruker AXS	32,259	26,808	5,451	20.3%

Total	$66,477	$63,058	$3,419	5.4%

(a)
Includes other revenue of $0.6 million and $1.1 million for the three months ended September 30, 2004 and 2003, respectively, related to grant revenue received for research and development projects.

        Bruker Daltonics' net revenue decreased by $2.0 million, or 5.6%, to $34.2 million for the three months ended September 30, 2004 compared to $36.3 million for the comparable period in 2003. Included in this change in net revenue is approximately $2.1 million from the impact of foreign exchange. Excluding the effect of foreign exchange, net revenues would have decreased by 11.3%. The net decrease in revenue excluding the effect of foreign exchange is a result of a decline in our NBC detection business due to longer lead times, a decrease in grant revenue of $0.5 million and lower aftermarket business of consumables and service contracts, partially offset by increased sales in our life sciences product line. Grant revenues are generated from various projects for early-stage research and development projects funded by the German government. Life science systems revenue, NBC detection systems revenue and aftermarket revenue as a percentage of Bruker Daltonics' product revenue were as follows during the three months ended September 30, 2004 and 2003:

	2004		2003
	Revenue	Percentage of Product Revenue	Revenue	Percentage of Product Revenue
Life Science Systems	$24,799	73.8%	$24,323	69.3%
NBC Detection Systems	2,403	7.2%	2,709	7.7%
Aftermarket	6,381	19.0%	8,072	23.0%

Total Product Revenue	$33,583	100.0%	$35,104	100.0%

        Bruker AXS' net revenue increased by $5.4 million, or 20.3%, to $32.3 million for the three months ended September 30, 2004 compared to $26.8 million for the comparable period in 2003. Of this increase, approximately $1.9 million, or 7.0%, resulted from the impact of foreign exchange. The net increase of 13.3% in revenue excluding the effect of foreign exchange is driven by continued growth in our materials research product line and increased sales in our life science product line as the shipment and installation of new product introductions announced earlier in 2004 accelerated, as well as continued strong aftermarket revenues. X-ray systems and aftermarket revenues as a percentage of

Bruker AXS' product revenue were as follows during the three months ended September 30, 2004 and 2003:

	2004		2003
	Revenue	Percentage of Product Revenue	Revenue	Percentage of Product Revenue
X-Ray Systems	$22,987	71.3%	$19,541	72.9%
Aftermarket	9,272	28.7%	7,267	27.1%

Total Product Revenue	$32,259	100.0%	$26,808	100.0%

Cost of Product Revenue

        The following table presents cost of product revenue and cost of product revenue as a percentage of product revenue by reportable segment for the three months ended September 30, 2004 and 2003 (dollars in thousands):

	2004		2003
	Cost of Revenue	Percentage of Segment Product Revenue	Cost of Revenue	Percentage of Segment Product Revenue
Bruker Daltonics(b)	$15,321	45.6%	$18,514	52.7%
Bruker AXS	19,423	60.2%	16,521	61.6%

Total	$34,744	52.8%	$35,035	56.5%

(b)
Certain service costs historically classified in sales and marketing expense have been reclassified to cost of product revenue in the amount of $0.4 million for the three months ended September 30, 2003.

        Bruker Daltonics' cost of product revenue for the three months ended September 30, 2004 was $15.3 million, or 45.6% of product revenue, compared to $18.5 million, or 52.7% of product revenue for the comparable period in 2003. The decrease in cost of product revenue as a percentage of product revenue is primarily due to the completion of an unprofitable contract with the U.K. Ministry of Defense in the third quarter of 2004 and a change in the mix of sales to third party customers and distributors.

        Bruker AXS' cost of product revenue for the three months ended September 30, 2004 was $19.4 million, or 60.2% of product revenue, compared to $16.5 million, or 61.6% of product revenue for the comparable period in 2003. The decrease in cost of revenue as a percentage of product revenue is primarily due to certain manufacturing efficiencies, partially offset by anticipated quality costs associated with the new product introductions in 2004.

Sales and Marketing

        The following table presents sales and marketing expense and sales and marketing expense as a percentage of product revenue by reportable segment for the three months ended September 30, 2004 and 2003 (dollars in thousands):

	2004		2003
	Sales and Marketing	Percentage of Segment Product Revenue	Sales and Marketing	Percentage of Segment Product Revenue
Bruker Daltonics(c)	$7,643	22.8%	$7,174	20.4%
Bruker AXS	7,272	22.5%	6,897	25.7%

Total	$14,915	22.7%	$14,071	22.7%

(c)
Certain service costs historically classified in sales and marketing expense have been reclassified to cost of product revenue in the amount of $0.4 million for the three months ended September 30, 2003.

        Bruker Daltonics' sales and marketing expense for the three months ended September 30, 2004 increased to $7.6 million, or 22.8% of product revenue, from $7.2 million, or 20.4% of product revenue for the comparable period in 2003. The increase in sales and marketing as a percentage of product revenue is primarily attributable to lower than anticipated revenues and an increase in amortization expense associated with our demonstration inventory.

        Bruker AXS' sales and marketing expense for the three months ended September 30, 2004 increased to $7.3 million, or 22.5% of product revenue, from $6.9 million, or 25.7% of product revenue for the comparable period in 2003. The decrease in sales and marketing as a percentage of product revenue is primarily attributable to a 20.3% increase in revenues during the third quarter of 2004 compared to the corresponding period in 2003, partially offset by increased bookings during the third quarter of 2004 compared to 2003 resulting in higher commission costs and increased sales and marketing personnel in Japan and Austria over the prior year.

General and Administrative

        The following table presents general and administrative expense and general and administrative expense as a percentage of product revenue by reportable segment for the three months ended September 30, 2004 and 2003 (dollars in thousands):

	2004		2003
	General and Administrative	Percentage of Segment Product Revenue	General and Administrative	Percentage of Segment Product Revenue
Bruker Daltonics	$1,804	5.4%	$2,180	6.2%
Bruker AXS	2,611	8.1%	2,105	7.9%
Corporate	842		202

Total	$5,257	8.0%	$4,487	7.2%

        Bruker Daltonics' general and administrative expense for the three months ended September 30, 2004 decreased to $1.8 million, or 5.4% of product revenue, from $2.2 million, or 6.2% of product revenue for the comparable period in 2003. The decrease in general and administrative expenses as a percentage of product revenue is primarily due to improved cost controls established during the second half of 2003 for which the benefits are being realized in 2004.

        Bruker AXS' general and administrative expense for the three months ended September 30, 2004 increased to $2.6 million, or 8.1% of product revenue, from $2.1 million, or 7.9% of product revenue for the comparable period in 2003. The increase in general and administrative expense as a percentage of product revenue is primarily due to unfavorable currency fluctuations and increased costs associated with establishing new international locations during the quarter.

        Corporate general and administrative expense for the three months ended September 30, 2004 increased to $0.8 million from $0.2 million for the comparable period in 2003. Corporate general and administrative expenses represent expenses associated with being a public company not allocated to our reportable segments, including legal fees, audit and consulting fees and filing fees. The increase in expenses is primarily attributable to additional accounting and consulting fees associated with implementation work to comply with Sarbanes-Oxley requirements.

Research and Development

        The following table presents research and development expense and research and development expense as a percentage of product revenue by reportable segment for the three months ended September 30, 2004 and 2003 (dollars in thousands):

	2004		2003
	Research and Development	Percentage of Segment Product Revenue	Research and Development	Percentage of Segment Product Revenue
Bruker Daltonics	$7,579	22.6%	$6,728	19.2%
Bruker AXS	3,727	11.6%	2,844	10.6%

Total	$11,306	17.2%	$9,572	15.5%

        Bruker Daltonics' research and development expense for the three months ended September 30, 2004 increased to $7.6 million, or 22.6% of product revenue, from $6.7 million, or 19.2% of product revenue for the comparable period in 2003. The increase in research and development expense as a percentage of product revenue is primarily attributable to lower than anticipated revenues and increased investments in research and development projects which we expect to result in new product introductions later in 2004 and 2005.

        Bruker AXS' research and development expenses for the three months ended September 30, 2004 increased to $3.7 million, or 11.6% of product revenue, from $2.8 million, or 10.6% of product revenue for the comparable period in 2003. The increase in research and development expense as a percentage of product revenue is primarily due to the timing of research and development material purchases.

Reversal of Liability Accrual

        During the third quarter of 2001, Bruker Daltonics established a reserve of approximately $1.9 million for the probable imposition of estimated liquidated damages pursuant to a contract with the U.K. Ministry of Defense (the "MOD"). The accrual represented the projected additional costs for rework and retesting on the contract due to various technical problems associated with meeting contractual requirements. During the second quarter of 2003, the Company's Swiss and German subsidiaries delivered product to the MOD which met the specifications of the contract. Upon delivery of the product, the MOD agreed not to pursue any further claims for liquidated damages, other than those previously paid pursuant to the contract, and Bruker Daltonics agreed not to pursue any claims for the recovery of additional research and development expenses incurred in connection with the contract. As a result, the reserves associated with the MOD contract of approximately $1.9 million were reversed during the second quarter of 2003.

Other Special Charges

        During the three months ended September 30, 2003, the Company incurred charges totaling $5.4 million in connection with the proposed merger of Bruker Daltonics and Bruker AXS, which was completed on July 1, 2003. These costs included investment banking, legal, audit and other fees associated with the merger.

Interest and Other Income (Expense), Net

        Interest and other income, net, during the three months ended September 30, 2004 increased by $1.7 million from the comparable period in 2003 to a net expense of $1.9 million. The increase is primarily attributable to the write-off of impaired investments in the amount of $1.6 million during the third quarter of 2004.

Provision for Income Taxes

        The income tax provision for the three months ended September 30, 2004 was $1.0 million compared to $9.0 million for the comparable period in 2003. During the third quarter of 2003, we established a valuation allowance of $8.7 million for deferred tax assets in the U.S. We intend to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversing the valuation allowance. During the third quarter of 2004, our effective tax rate reflects our tax provision (benefit) for non-U.S. entities only, since U.S. related income taxes continue to be recorded as decreases and increases to the valuation allowance. Our tax rate may change over time as the amount or mix of income and taxes outside the U.S. changes. Our effective tax rate is calculated using our projected annual pre-tax income or loss and is affected by research and development tax credits, the expected level of other tax benefits, the impact of changes to the valuation allowance as well as changes in the mix of our pre-tax income and losses among jurisdictions with varying statutory rates.

Minority Interest in Consolidated Subsidiaries

        Minority interest in consolidated subsidiaries for the three months ended September 30, 2004 was a loss of $115,000 compared to income of $2,000 in the comparable period of 2003. The minority interest in subsidiaries represents the minority shareholders' proportionate share of net income (loss) for the three months ended September 30, 2004 and 2003. For the three months ended September 30, 2004 and 2003, the minority interest relates to our two majority-owned subsidiaries, Incoatec GmbH and Baltic Scientific Instruments Ltd.

Nine months ended September 30, 2004 compared to the nine months ended September 30, 2003

Net Revenue

        The following table presents net revenue, change in net revenue and net revenue growth by reportable segment for the nine months ended September 30, 2004 and 2003 (dollars in thousands):

	2004	2003	$ Change	Percentage Change
Bruker Daltonics(d)	$107,928	$104,780	$3,148	3.0%
Bruker AXS	90,851	82,240	8,611	10.5%

Total	$198,779	$187,020	$11,759	6.3%

(d)
Includes other revenue of $1.2 million in 2004 and 2003 related to grant revenue received for research and development projects.

        Bruker Daltonics' net revenue increased by $3.1 million, or 3.0%, to $107.9 million for the nine months ended September 30, 2004 compared to $104.8 million for the comparable period in 2003. Of this increase, approximately $7.5 million, or 7.2%, resulted from the impact of foreign exchange. The net decline of 4.2% in revenue, excluding the effect of foreign exchange, is a result of a decrease in revenues from our aftermarket business of consumables and service contracts, partially offset by increased revenues from our life sciences product line and NBC detection business. Life science systems revenue, NBC detection systems revenue and aftermarket revenue as a percentage of Bruker Daltonics' product revenue were as follows during the nine months ended September 30, 2004 and 2003 (dollars in thousands):

	2004		2003
	Revenue	Percentage of Product Revenue	Revenue	Percentage of Product Revenue
Life Science Systems	$77,275	72.4%	$73,603	71.0%
NBC Detection Systems	8,804	8.3%	8,268	8.0%
Aftermarket	20,632	19.3%	21,718	21.0%

Total Product Revenue	$106,711	100.0%	$103,589	100.0%

        Bruker AXS' net revenue increased by $8.6 million, or 10.5%, to $90.9 million for the nine months ended September 30, 2004 compared to $82.2 million for the comparable period in 2003. Of this increase, approximately $6.0 million, or 7.3%, resulted from the impact of foreign exchange. The net increase of 3.1% in revenue excluding the effect of foreign exchange is driven by increased sales of certain of our life science x-ray systems, increased sales of XRF and thermal analyzer systems and continued strong aftermarket revenues. X-ray systems and aftermarket revenues as a percentage of Bruker AXS' product revenue were as follows during the nine months ended September 30, 2004 and 2003 (dollars in thousands):

	2004		2003
	Revenue	Percentage of Segment Product Revenue	Revenue	Percentage of Segment Product Revenue
X-Ray Systems	$62,627	68.9%	$57,794	70.3%
Aftermarket	28,224	31.1%	24,446	29.7%

Total Product Revenue	$90,851	100.0%	$82,240	100.0%

Cost of Product Revenue

        The following table presents cost of product revenue and cost of product revenue as a percentage of product revenue by reportable segment for the nine months ended September 30, 2004 and 2003 (dollars in thousands):

	2004		2003
	Cost of Product Revenue	Percentage of Segment Product Revenue	Cost of Product Revenue	Percentage of Segment Product Revenue
Bruker Daltonics(e)	$55,175	51.7%	$55,192	53.3%
Bruker AXS	54,956	60.5%	49,652	60.4%

Total	$110,131	55.7%	$104,844	56.4%

(e)
Certain service costs historically classified in sales and marketing expense have been reclassified to cost of product revenue in the following amounts: $2.5 million and $1.9 million for the nine months ended September 30, 2004 and 2003, respectively.

        Bruker Daltonics' cost of product revenue for the nine months ended September 30, 2004 was $55.2 million, or 51.7% of product revenue compared to $55.2 million, or 53.3% of product revenue for the comparable period in 2003. The decrease in cost of product revenue as a percentage of product revenue is due to increased sales of certain of our high-end instrumentation and a change in mix of sales to third party customers and distributors.

        Bruker AXS' cost of product revenue for the nine months ended September 30, 2004 was $55.0 million, or 60.5% of product revenue compared to $49.7 million, or 60.4% of product revenue for the comparable period in 2003. The increase in cost of revenue as a percentage of product revenue is primarily due to higher than anticipated quality costs partially offset by certain manufacturing efficiencies in our life sciences systems line due to a restructuring of the business.

Sales and Marketing

        The following table presents sales and marketing expense and sales and marketing expense as a percentage of product revenue by reportable segment for the nine months ended September 30, 2004 and 2003 (dollars in thousands):

	2004		2003
	Sales and Marketing	Percentage of Segment Product Revenue	Sales and Marketing	Percentage of Segment Product Revenue
Bruker Daltonics(f)	$22,260	20.9%	$21,380	20.6%
Bruker AXS	22,370	24.6%	19,964	24.3%

Total	$44,630	22.6%	$41,344	22.2%

(f)
Certain service costs historically classified in sales and marketing expense have been reclassified to cost of product revenue in the following amounts: $2.5 million and $1.9 million for the nine months ended September 30, 2004 and 2003, respectively.

        Bruker Daltonics' sales and marketing expense for the nine months ended September 30, 2004 increased to $22.3 million, or 20.9% of product revenue, from $21.4 million, or 20.6% of product revenue for the comparable period in 2003. The increase in sales and marketing expense as a percentage of product revenue is primarily due to an increase in amortization expense associated with our demonstration inventory.

        Bruker AXS' sales and marketing expense for the nine months ended September 30, 2004 increased to $22.4 million, or 24.6% of product revenue, from $20.0 million, or 24.3% of product revenue for the comparable period in 2003. The increase in sales and marketing expense as a percentage of product revenue is primarily attributable to strong bookings during the third quarter of 2004 as compared to the comparable period in 2003 resulting in higher commission costs. In addition, during the first quarter of 2004 Bruker AXS increased headcount in Japan and opened a new sales subsidiary in Austria resulting in incremental expenses compared to 2003.

General and Administrative

        The following table presents general and administrative expense and general and administrative expense as a percentage of product revenue by reportable segment for the nine months ended September 30, 2004 and 2003 (dollars in thousands):

	2004		2003
	General and Administrative	Percentage of Segment Product Revenue	General and Administrative	Percentage of Segment Product Revenue
Bruker Daltonics	$5,425	5.1%	$6,221	6.0%
Bruker AXS	7,075	7.8%	6,125	7.4%
Corporate	1,906		201

Total	$14,406	7.3%	$12,547	6.8%

        Bruker Daltonics' general and administrative expense for the nine months ended September 30, 2004 decreased to $5.4 million, or 5.1% of product revenue, from $6.2 million, or 6.0% of product revenue for the comparable period in 2003. The decrease in general and administrative expenses as a percentage of product revenue is primarily due to improved cost controls established during the second half of 2003.

        Bruker AXS' general and administrative expense for the nine months ended September 30, 2004 increased to $7.1 million, or 7.8% of product revenue, from $6.1 million, or 7.4% of product revenue for the comparable period in 2003. The increase in general and administrative expense as a percentage of product revenue is primarily due to unfavorable currency fluctuations and increased costs associated with establishing new international locations during the period.

        Corporate general and administrative expense for the nine months ended September 30, 2004 increased to $1.9 million from $0.2 million for the comparable period in 2003. Corporate general and administrative expenses represent expenses associated with being a public company not allocated to our reportable segments, including legal fees, audit and consulting fees and filing fees. The increase in expenses is primarily attributable to additional accounting and consulting fees associated with implementation work to comply with Sarbanes-Oxley requirements.

Research and Development

        The following table presents research and development expense and research and development expense as a percentage of product revenue by reportable segment for the nine months ended September 30, 2004 and 2003 (dollars in thousands):

	2004		2003
	Research and Development	Percentage of Segment Product Revenue	Research and Development	Percentage of Segment Product Revenue
Bruker Daltonics	$22,677	21.3%	$19,596	18.9%
Bruker AXS	9,991	11.0%	8,569	10.4%

Total	$32,668	16.5%	$28,165	15.2%

        Bruker Daltonics' research and development expense for the nine months ended September 30, 2004 increased to $22.7 million, or 21.3% of product revenue, from $19.6 million, or 18.9% of product revenue for the comparable period in 2003. The increase in research and development expense as a percentage of product revenue is primarily attributable to increased investments in research and development projects which we expect to result in new product introductions later in 2004 and 2005. A significant research and development project, which is being funded in part by a research and development grant in Germany, also contributed to the increase. Bruker Daltonics receives income for 50% of the actual expenses incurred on behalf of this grant which is recorded in other revenue in the Consolidated Statement of Operations. The grant is expected to continue throughout the remainder of 2004. Netting the grant revenue received during the nine months ended September 30, 2004 against total research and development expense for the quarter, research and development expense as a percent of product revenue would have been 20.1%.

        Bruker AXS' research and development expenses for the nine months ended September 30, 2004 increased to $10.0 million, or 11.0% of product revenue, from $8.6 million, or 10.4% of product revenue for the comparable period in 2003. The increase in research and development expense as a percentage of product revenue is primarily due to additional headcount from the acquisition of Baltic Scientific Instruments in the second quarter of 2003, partially offset by the timing of research and development material purchases during the nine months ended September 30, 2004.

Reversal of Liability Accrual

        During the third quarter of 2001, Bruker Daltonics established a reserve of approximately $1.9 million for the probable imposition of estimated liquidated damages pursuant to a contract with the U.K. Ministry of Defense (the "MOD"). The accrual represented the projected additional costs for rework and retesting on the contract due to various technical problems associated with meeting contractual requirements. During the second quarter of 2003, the Company's Swiss and German subsidiaries delivered product to the MOD which met the specifications of the contract. Upon delivery of the product, the MOD agreed not to pursue any further claims for liquidated damages, other than those previously paid pursuant to the contract, and Bruker Daltonics agreed not to pursue any claims for the recovery of additional research and development expenses incurred in connection with the contract. As a result, the reserves associated with the MOD contract of approximately $1.9 million were reversed during the second quarter of 2003.

Other Special Charges

        During the nine months ended September 30, 2003, we incurred charges totaling $11.7 million in connection with the proposed merger of Bruker Daltonics and Bruker AXS, which was completed on

July 1, 2003. These costs included investment banking, legal, audit and other fees associated with the merger.

Interest and Other Income (Expense), Net

        Interest and other income, net, during the nine months ended September 30, 2004 increased by $2.9 million from the comparable period in 2003 to a net expense of $2.8 million. The increase is primarily attributable to the write-off of impaired investments in the amount of $2.3 million during the second and third quarters of 2004.

Provision for Income Taxes

        The income tax provision for the nine months ended September 30, 2004 was $0.4 million compared to $9.3 million for the comparable period in 2003. During the third quarter of 2003, we established a valuation allowance of $8.7 million for deferred tax assets in the U.S. We intend to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversing the valuation allowance. During the nine months ended September 30, 2004, our effective tax rate reflects our tax provision (benefit) for non-U.S. entities only, since U.S. related income taxes continue to be recorded as decreases and increases to the valuation allowance. Included in the income tax provision for the nine months ended September 30, 2004 is an income tax benefit of approximately $1.1 million which resulted from the transfer of certain proprietary technologies, equipment and inventories between the Bruker Daltonics German and Swiss subsidiaries. The income tax benefit resulted from the release of a valuation allowance previously established in the Bruker Daltonics Swiss subsidiary, and the effect on deferred tax assets for the different statutory income tax rates between Germany and Switzerland. Our tax rate may change over time as the amount or mix of income and taxes outside the U.S. changes. Our effective tax rate is calculated using our projected annual pre-tax income or loss and is affected by research and development tax credits, the expected level of other tax benefits, the impact of changes to the valuation allowance as well as changes in the mix of our pre-tax income and losses among jurisdictions with varying statutory rates.

Minority Interest in Consolidated Subsidiaries

        Minority interest in consolidated subsidiaries for the nine months ended September 30, 2004 was a loss of $0.1 million compared to income of $0.9 million in the comparable period of 2003. The minority interest in subsidiaries represents the minority shareholders' proportionate share of net income (loss) for the nine months ended September 30, 2004 and 2003. For the nine months ended September 30, 2004, the minority interest relates to our two majority-owned subsidiaries, Incoatec GmbH and Baltic Scientific Instruments Ltd. For the nine months ended September 30, 2003, the minority interest relates to our majority-owned subsidiary, Incoatec GmbH as well as 31% of the net loss in Bruker AXS for the period from January 1, 2003 through June 30, 2003.

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

        During the nine months ended September 30, 2004, net cash used in operating activities was $10.5 million compared to net cash used in operating activities of $4.6 million during the nine months ended September 30, 2003. The increase in cash used in operating activities was primarily attributable to decreases in other current liabilities, primarily accounts payable and customer deposits, and an increase in inventories, partially offset by improvements in our cash collection efforts for accounts receivable.

        During the nine months ended September 30, 2004, investing activities used $4.2 million in cash compared to net cash used in investing activities of $9.7 million during the nine months ended September 30, 2003. Cash used in investing activities during the nine months ended September 30, 2004 was attributable primarily to approximately $3.9 million in capital expenditures. During the remainder of 2004, we expect to continue to make capital investments, focusing on enhancing the efficiency of our operations and supporting our anticipated growth.

        During the nine months ended September 30, 2004, financing activities provided $14.7 million of cash compared to a use of cash of $8.2 million during the nine months ended September 30, 2003. The increase in cash provided by financing activities during the nine months ended September 30, 2004 is attributable to the completion of a public offering of our common stock on April 28, 2004 which generated net proceeds of approximately $14.5 million to the Company In the third quarter of 2003, we paid $10.8 million to certain shareholders in connection with the Merger.

        We have a demand revolving line of credit with Citizens Bank in the United States in the amount of $2.5 million. The line of credit, which is secured by portions of our inventory, receivables and equipment in the United States, is used to support our working capital requirements and has no expiration date. As of September 30, 2004, the full amount of our U.S. line of credit was available. We also maintain revolving lines of credit totaling approximately $35.4 million with various German and Japanese banks. The German and Japanese lines of credits are unsecured. As of September 30, 2004, approximately $20.0 million was outstanding on our German and Japanese lines of credit.

        In addition to our lines of credit, we have both short-term and long-term notes payable with outstanding balances aggregating $26.8 million as of September 30, 2004. The interest rates on these obligations range from 1.00% to 5.10%. We entered into an interest rate swap to hedge the variability of cash flows related to changes in interest rates on borrowings of variable debt obligations and pay a 4.6% fixed rate of interest and receive a variable rate of interest based on the Bond Market Association Municipal Swap Index. The interest rate swap has a notional value of $2.2 million which decreases in conjunction with the IRB payment schedule until the interest rate swap and IRB agreements terminate in December 2013.

        The following table summarizes maturities for our significant financial obligations as of September 30, 2004 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Short-term borrowings	$18,184	$18,184	$—	$—	$—
Long-term debt	27,104	—	4,586	2,717	19,801
Pension	7,491	—	11	180	7,300

Total contractual obligations	$52,779	$18,184	$4,597	$2,897	$27,101

        In connection with some of our outstanding debt, we are required to maintain certain financial ratios and meet other financial criteria. Additionally, we are subject to a variety of restrictive covenants that require bank consent if not met. As of September 30, 2004, the latest measurement date, we were in compliance with all financial covenants.

Recent Accounting Pronouncements

        On March 31, 2004, the Financial Accounting Standards Board (the "FASB") issued an Exposure Draft, "Share-Based Payments," which is a proposed amendment to SFAS No. 123, "Accounting for Stock-Based Compensation." The Exposure Draft would require all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. The FASB recently announced that a final standard will be effective for public companies for fiscal periods beginning after June 15, 2005. The Exposure Draft offers the Company alternative methods of adopting the proposed final rule. At the present time, the Company has not yet determined which alternative method it will use.

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

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Initially, FIN 46 was to be effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 initially were to be applied for the first interim or annual period beginning after September 15, 2003. However, in October 2003, the FASB deferred the effective date of FIN 46 to the end of the first interim or annual period ending after December 15, 2003 for those arrangements involving special purpose entities entered into prior to February 1, 2003. All other arrangements within the scope of FIN 46 are subject to its provisions beginning in 2004. The Company adopted FIN 46, as required, with no material impact to its consolidated financial position or results of operations.

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

        The Company's exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on its investment portfolio. The Company ensures the safety and preservation of invested funds by limiting default risks, market risk and reinvestment risk. The Company mitigates default risk by investing in investment grade securities. A 100 basis point move in interest rates along the entire interest rate yield curve would not materially affect the fair value of the Company's interest sensitive financial instruments at September 30, 2004. Declines in interest rates over time will, however, reduce the Company's interest income.

Impact of Foreign Currencies

        We sell products in many countries, and a substantial portion of sales and expenses are denominated in foreign currencies, principally in the Euro. During the nine months ended September 30, 2004, the U.S. dollar continued to weaken against the euro compared to the nine months ended September 30, 2003. This increased our consolidated revenue growth by $13.6 million, or approximately 7%, expressed in U.S. dollars.

        While we may from time to time hedge specifically identified cash flows in foreign currencies using forward contracts, this foreign currency activity historically has not been material. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Realized and unrealized gains and losses on these contracts are recognized in the same period as gains and losses on the hedged items. As of September 30, 2004, there were no foreign currency forward contracts outstanding.

        Realized foreign exchange gains (losses) were approximately $(0.2) million for the three months ended September 30, 2004 and 2003 and approximately $0.1 million and $(0.3) million for the nine months ended September 30, 2004 and 2003, respectively. As we continue to expand internationally, we evaluate currency risks and may continue to enter into foreign exchange contracts from time to time to mitigate foreign currency exposure.

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

        In the U.S., we have entered into an interest rate swap arrangement to limit the interest rate exposure on our $2.2 million industrial revenue bond to a fixed rate of 4.6%. We pay a 4.6% fixed rate of interest and receive a variable rate of interest based on the Bond Market Association Municipal Swap Index on a $2.2 million notional amount. Net interest payments or receipts are recorded as adjustments to interest expense. In addition, the instrument is recorded at fair market value on our balance sheet, and changes in the fair market value are recorded in current earnings. As of

September 30, 2004, the fair value of the instrument was approximately $0.1 million, net of tax, and is recorded as a liability on the balance sheet.

        In April 2002, we entered into two derivative financial instruments; a cross currency interest rate swap and an interest rate swap. The cross currency interest rate swap of 2 million Euro secures a fixed interest rate of 1.75% per annum until January 4, 2012. The interest rate swap of 3 million Euro reduces the 6-month EURIBOR rate by 1.80% per annum until January 4, 2007. We entered into the financial instruments to manage our exposure to interest rates and foreign exchange risk. During the year ended December 31, 1999, we entered into three financial instruments; an interest rate cap, an interest rate swap and a cross currency interest rate swap. By entering into these financial instruments, we obtained the right to borrow money at lower rates of interest. We continue to hold these financial instruments until we elect to exercise the options to borrow the money. Until the instruments become an effective hedge, the instruments are considered speculative and are marked-to-market through interest and other income (expense), net, on the consolidated statement of operations. The fair value of the instruments (appreciated) depreciated by $25,000 and $0.4 million during the nine month ended September 30, 2004 and 2003, respectively. As of September 30, 2004, the fair value of the instruments was approximately $0.1, net of tax, and is recorded as an asset on the balance sheet.

        A 10% increase or decrease in the average cost of our variable rate debt would not result in a material change in pre-tax interest expense.

Inflation

        We do not believe inflation had a material impact on our business or operating results during the periods presented.

ITEM 4: Controls and Procedures

        The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified. The Company's management, including the Company's chief executive officer and chief financial officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2004 and, based on that evaluation, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004.

        During the nine month period ended September 30, 2004, there were no significant changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

        Section 404 of the Sarbanes-Oxley Act of 2002 (the "Act") requires the Company to include an internal control report from management in its Annual Report on Form 10-K for the year ended December 31, 2004 and in subsequent Annual Reports thereafter. The internal control report must include the following: (1) a statement of management's responsibility for establishing and maintaining adequate internal controls over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of the Company's internal controls over financial reporting, (3) management's assessment of the effectiveness of the Company's internal controls over financial reporting as of December 31, 2004, including a statement as to whether or not internal controls over financial reporting are effective, and (4) a statement that the Company's independent public accounting firm has issued an attestation report on management's assessment of internal controls over financial reporting.

        Management acknowledges its responsibility for establishing and maintaining internal controls over financial reporting and seeks to continually improve those controls. In addition, in order to achieve compliance with Section 404 of the Act within the required timeframe, the Company has been conducting a process to document and evaluate its internal controls over financial reporting since 2003. In this regard, the Company has dedicated internal resources, hired additional staff, engaged outside consultants and adopted a detailed work plan to: (i) assess and document the adequacy of internal controls over financial reporting; (ii) take steps to improve control processes where required; (iii) validate through testing that controls are functioning as documented; and (iv) implement a continuous reporting and improvement process for internal controls over financial reporting. The Company believes its process for documenting, evaluating and monitoring its internal controls over financial reporting is consistent with the objectives of Section 404 of the Act.

        During 2004, the Company has continued to document, evaluate and test its internal controls over financial reporting. The Company's documentation and testing to date have identified certain gaps in the documentation, design and effectiveness of internal controls over financial reporting that the Company has either remediated or is in the process of remediating. In addition, documentation and testing is continuing. There is a risk that during the course of our efforts we may identify deficiencies that we may not be able to remediate in time to meet the December 31, 2004 deadline for compliance with the requirements of Section 404 of the Act. In this regard, management and the Audit Committee recently received a letter from our independent public accounting firm expressing concern over the significant amount of work to be completed in a limited time period, noting that if the Company does not achieve its timetable for its performance of this work, our independent public accounting firm may not be able to complete its work in order to report on our internal controls prior to the deadline. We are endeavoring to complete the documentation and testing process in a timely manner, and we believe we are devoting sufficient resources to achieve this goal. However, we can provide no assurances that we will meet this objective.

        Even if we are able to complete our documentation and testing process in a timely manner, the Company can provide no assurances as to its, or its independent public accounting firm's, conclusions at December 31, 2004 with respect to the effectiveness of its internal controls over financial reporting.

        It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II OTHER INFORMATION

ITEM 1: Legal Proceedings

General

        The Company may, from time to time, be involved in legal proceedings in the ordinary course of business. The Company is not currently involved in any pending legal proceedings that, either individually or taken as a whole, are reasonably likely in management's judgment to materially harm our business, prospects, results of operations or financial condition, nor have any such legal proceedings been threatened.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

        None.

ITEM 3: Defaults Upon Senior Securities

        None.

ITEM 4: Submission of Matters to a Vote of Security Holders

        None

ITEM 5: Other Information

        None.

ITEM 6: Exhibits

10.25	Employment Offer Letter dated as of September 27, 2004 from Bruker BioSciences Corporation to William J. Knight.(1)
10.26	Company's form of Incentive Stock Option Agreement.(1)
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)

(1)
Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated September 27, 2004 and filed with the Securities and Exchange Commission on October 12, 2004, and incorporated herein by reference.

(2)
Filed herewith.

(3)
Furnished herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUKER BIOSCIENCES CORPORATION
Date: November 12, 2004	By:	/s/ FRANK H. LAUKIEN, PH.D. Frank H. Laukien, Ph.D. President, Chairman, Chief Executive Officer, and Director (Principal Executive Officer)
Date: November 12, 2004	By:	/s/ WILLIAM J. KNIGHT William J. Knight Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.25	Employment Offer Letter dated as of September 27, 2004 from Bruker BioSciences Corporation to William J. Knight.(1)
10.26	Company's form of Incentive Stock Option Agreement.(1)
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(3)

(1)
Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated September 27, 2004 and filed with the Securities and Exchange Commission on October 12, 2004, and incorporated herein by reference.

(2)
Filed herewith.

(3)
Furnished herewith.

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
  ITEM 3: Quantitative and Qualitative Disclosures About Market Risk
  ITEM 4: Controls and Procedures
  PART II OTHER INFORMATION
  ITEM 1: Legal Proceedings
  ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds
  ITEM 3: Defaults Upon Senior Securities
  ITEM 4: Submission of Matters to a Vote of Security Holders
  ITEM 5: Other Information
  ITEM 6: Exhibits
SIGNATURES
EXHIBIT INDEX