Form 10-K
period 2004-12-31
BRUKER BIOSCIENCES CORP
filed 2005-03-31
CIK 1109354

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2004

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes ☒    No ☐

        The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2004 (the last business day of the registrant's most recently completed second fiscal quarter) was $177,134,114 million, based on the reported last sale price on the Nasdaq National Market on that date. This amount excludes an aggregate of 53,084,211 million shares of common stock held by officers and directors and each person known by the registrant to own 10% or more of the outstanding common stock of the registrant as of June 30, 2004. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant. The number of shares of the registrant's common stock outstanding as of March 23, 2005 was 89,470,853.

DOCUMENTS INCORPORATED BY REFERENCE

        The information required by Part III of this report (Items 10, 11, 12, 13 and 14) is incorporated by reference from Bruker BioSciences Corporation's definitive Proxy Statement for its 2005 Annual Meeting of Shareholders.

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

PART I

ITEM 1. BUSINESS

Our Business

        We design and market products to address the rapidly evolving needs of the life science industry, and we are the publicly traded parent company of both Bruker Daltonics Inc. and Bruker AXS Inc. Bruker Daltonics is a leading developer and provider of innovative life science tools based on mass spectrometry, which includes a broad range of field analytical systems for nuclear, biological and chemical (NBC) detection. Bruker AXS is a leading developer and provider of life science and advanced materials research tools based on X-ray technology.

        We were incorporated in Massachusetts as Bruker Federal Systems Corporation. In February 2000, we reincorporated in Delaware as Bruker Daltonics Inc. In July 2003, we merged with Bruker AXS Inc., a company under common control, and we were the surviving corporation in that merger. In connection with the merger, we changed our name to Bruker BioSciences Corporation and formed two operating subsidiaries, Bruker Daltonics and Bruker AXS, into which we transferred substantially all of the assets and liabilities, except cash.

Business Segments

        As a result of the merger referenced above, we have two reportable operating segments: Bruker Daltonics and Bruker AXS.

        The mass spectrometers manufactured and sold by our Bruker Daltonics business are sophisticated devices that measure the mass or weight of a molecule and can provide accurate information on the identity, quantity and primary structure of molecules. Our mass spectrometry-based solutions often combine advanced mass spectrometry instrumentation; automated sampling and sample preparation robots; reagent kits and other disposable products, called consumables, used in conducting tests, or assays; and bioinformatics software. We offer mass spectrometry systems and integrated solutions for applications in multiple existing and emerging life-science markets including genomics, expression proteomics, clinical proteomics, metabolic and peptide biomarker profiling, drug discovery and development, molecular diagnostics research and molecular and systems biology, as well as basic molecular medicine research. Our substantial investment in research and development allows us to design, manufacture and market a broad array of products intended to meet the rapidly growing needs of our diverse customer base. Our customers include pharmaceutical companies, biotechnology companies, proteomics companies, molecular diagnostics companies, academic institutions and government agencies. In addition, we market some of our life science systems through strategic distribution arrangements with Agilent Technologies, Sequenom and others. We are also a worldwide leader in supplying mass spectrometry-based and other systems for NBC detection in emergency response, homeland security and defense applications.

        The X-ray systems manufactured and sold by our Bruker AXS X-ray business are advanced instruments that use extremely short wavelengths to determine the characteristics and composition of matter as well as the three-dimensional structure of molecules. Depending on the application, our X-ray systems utilize one of three core X-ray analysis methods: single crystal diffraction, known as SCD or X-ray crystallography; polycrystalline X-ray diffraction, known as XRD or X-ray diffraction; and X-ray fluorescence, known as XRF. Using our modular platforms, we often combine each of these three technology applications with sample preparation tools, automation, consumables and data analysis software. Our products, which have particular application in structural proteomics, drug discovery and materials and nanotechnology research fields, provide our customers with the ability to determine the three-dimensional structure of specific molecules, such as proteins, and to characterize and determine the properties and composition of materials. Our customers include biotechnology and pharmaceutical companies, nanotechnology companies, semiconductor companies, raw material manufacturers, chemical companies, academic institutions and other businesses involved in materials and structure analysis.

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

        MALDI-TOF mass spectrometers utilize an ionization process to analyze solid samples using a laser that combines high sample throughput with high mass range and excellent sensitivity. Our MALDI-TOF mass spectrometers are useful for: (a) oligonucleotide and synthetic polymer analysis;

(b) protein identification; (c) peptide de novo sequencing; (d) determination of post-translational modifications of proteins; (e) interaction proteomics and protein function analysis; (f) drug discovery and development; and (g) fast body fluid and tissue biomarker detection. We offer the following MALDI-TOF instruments:

Product	Description	Product Introduction
microflex LT™	Compact and affordable benchtop MALDI-TOF mass spectrometer for clinical proteomics and routine analysis of peptides, proteins and other large molecules	2005
microflex™	Compact and affordable high-performance, research-grade benchtop MALDI-TOF mass spectrometer with gridless design of reflectron and microScout ion source for expression proteomics and clinical proteomics	2004
ultraflex II™	High resolution, high sensitivity and high throughput protein identification by MALDI-TOF for expression proteomics and clinical proteomics	2004
autoflex II™	MALDI-TOF instrument designed for industrial biology, used in SNP analysis and proteomics. Incorporates various performance, electronics and software enhancements, and can be optionally upgraded on-site to full TOF/TOF capabilities	2004
autoflex II™ TOF/TOF	Vertical and relatively compact system which enables high throughput routine protein identification by MALDI-TOF peptide mass fingerprinting, immediately followed by more detailed protein characterization using MALDI-TOF/TOF tandem mass spectrometry on the same sample	2004
OEM MALDI-TOF for sequeom Compact MassArray system	A benchtop, medium throughput linear MALDI-TOF for various DNA analysis methods, designed and manufactured by us for distribution by Sequenom	2003
ultraflex™	High resolution, high sensitivity and high throughput protein identification by MALDI-TOF for expression proteomics and clinical proteomics	2002
ultraflex™ TOF/TOF	High throughput protein identification by MALDI-TOF using peptide mass fingerprinting, followed by more detailed protein characterization via further fragmentation and secondary TOF/TOF detection	2001

        These products can utilize our AnchorChip microarrays that prepare samples for analysis. These microarrays employ patented microfluidics technology that improves sensitivity and reduces analysis time per sample by concentrating, or "anchoring", the sample in a precisely defined location.

        ESI-TOF mass spectrometers utilize an electrospray ionization process to analyze liquid samples. This gentle ionization process, which does not dissociate the molecules, allows for rapid data acquisition and analysis of large biological molecules. ESI-TOF mass spectrometers are useful for: (a) identification, protein analysis and functional complex analysis in proteomics and protein function; (b) molecular identification in metabonomics, natural product and drug metabolite analysis; (c) combinatorial chemistry high throughput screening, or HTS; and (d) fast liquid chromatography mass spectrometry, or LC/MS, in drug discovery and development. We offer the following ESI-TOF instruments:

Product	Description	Product Introduction
micrOTOF-Q™	A compact benchtop system that offers resolution at 15k at full sensitivity (i.e. without any W-reflection and the associated ion losses). The microTOF-Q also features 3 ppm mass accuracy in MS/MS scans over a wide dynamic range	2005
ultrOTOF-Q™	Contains a uniquely designed orthogonal time-of-flight mass spectrometer offering two orders of magnitude improvement in sensitivity enabling mass resolution of greater than 20k in normal mode, resolution of greater than 40k in MultiPass mode	2004
microTOF™	For use with the microTOF benchtop ESI-TOF system, Focus utilizes multiple advances in TOF ion optics and ion detection to increase the resolution of benchtop ESI-TOF systems to 15k across the mass spectrum	2004
Metabolic Profiler™ NMR/TOF	Combines the structural and quantitative strengths of nuclear magnetic resonance, or NMR, and the sensitivity and exact mass capabilities of ESI-TOF mass spectrometry in an integrated hardware and processing software platform to create an integrated system for metabolic research and drug development. This system is co-marketed by us and our affiliate Bruker BioSpin, and we have no rights to the NMR part of this system, but we retain full rights to the ESI-TOF part of the system	2004
micrOTOF™	Benchtop ESI-TOF system with high resolution of 15,000 across a broad mass range for small molecule accurate mass measurement and molecular formula determination, as well as peptide biomarker discovery from plasma and serum samples	2003

        FTMS systems utilize high-field superconducting magnets to offer the highest resolution, selectivity, and mass accuracy currently achievable in mass spectrometry. Our systems based on this technology often eliminate the need for time-consuming separation techniques in complex mixture analyses. In addition, our systems can fragment molecular ions to perform exact mass analysis on all fragments to determine molecular structure. FTMS systems are useful for: (a) the study of structure and function of biomolecules including proteins, DNA and natural products; (b) complex mixture analysis including body fluids or combinatorial libraries; (c) high throughput proteomics and metabonomics; and (d) top-down proteomics of intact proteins without the need for enzymatic digestion of the proteins prior to analysis. We continue to offer next-generation hybrid FTMS systems which combine a traditional external quadrupole mass selector and hexapole collision cell, with a high-performance

FTMS for further ion dissociation, top-down proteomics tools, and ultra-high resolution detection. We offer the following FTMS systems:

Product	Description	Product Introduction
APEX-Qe™ APEX-Q™	Easy-to-use, more compact hybrid Q-q-FTMS proteomics platform with the Apollo II high-sensitivity ion source introduced in 2005 and integrated electron capture dissociation tools for "top-down" proteomics, in which intact proteins are analyzed, and "bottom-up" proteomics, which involves enzymatically digesting proteins into peptides and identifying the protein from measurement of the peptides	2004
APEX IV™	Compact, ultra-high resolution FTMS system for small molecule analysis. Customizable with several magnetic fields ranging from 4.7-12 Tesla	2002

        ITMS systems collect all ions simultaneously which improves sensitivity relative to older quadrupole mass spectrometers. Ion trap mass spectrometers are useful for: (a) sequencing and identification based on peptide structural analysis; (b) quantitative liquid chromatography mass spectrometry; (c) identification of combinatorial libraries; and (d) generally enhancing the speed and efficiency of the drug discovery and development process. We offer the following ITMS systems:

Product	Description	Product Introduction
HCTultra™	The HCTultra provides improved ion trap performance in terms of sensitivity, speed and mass accuracy providing enhanced proteomics and metabolomics data quality and gain per unit time for LC-MS(MS) applications	2005
esquire4000™	Ion trap system provides standard and high performance MS and MS(n) for liquid chromatography mass spectrometry applications in drug discovery, drug development, academic research and general LC/MS/MS with an m/z range up to 4,000	2004
esquire6000™	Similar to the esquire4000, but with an m/z range up to 6,000 and enhanced sensitivity	2004
HCTplus	Next generation high capacity trap, or HCT, with further enhanced ion transmission, storage and detection capabilities and very fast scan speeds	2004
HCT™	Combines high ion storage capacity with very fast scan modes for small molecule analysis as well as proteomics	2003
LC/MSD Trap (sold by Agilent)	Various OEM ion traps sold by Agilent	2001-2004

        Solutions packages and sample preparation robots are designed to enhance throughput of genomics, proteomics and metabonomics analysis. Sales of Bruker Daltonics solutions packages and sample preparation robots are included in sales of our four mass spectrometry platforms, as well as partly in our aftermarket business (see Bruker Daltonics' Aftermarket). We offer the following solution packages:

Product	Description	Product Introduction
Proteomics RIMS™	Combines and integrates the data, information and knowledge generated in the proteomics research workflow from complementary mass spectrometry, surface plasmon resonance, NMR and X-ray crystallography technologies. This software product is jointly developed, owned and distributed by us and our affiliate Bruker BioSpin	2004
ClinProt™	Provides a set of tools for the preparation, measurement and visualization of peptide and protein biomarkers for clinical proteomics	2003
Proteineer™	Integrates our mass spectrometers with robotics and bioinformatics to deliver maximum productivity in high throughput and high information content expression proteomics, including spot picking from 2-D gels into 96 and 384 micro well plates, automated digestion of proteins, sample preparation for mass spectrometric analysis, and data interpretation	2002
PROTEINEER sp™	The PROTEINEER sp robot enables automated spot picking from 2D gels into 96 and 384 micro well plates	2002
PROTEINEER dp™	The PROTEINEER dp robot enables automated protein digestion and preparation of AnchorChip targets for subsequent MALDI-TOF analysis	2002
ProteinScape™	Organizes all relevant data for larger expression proteomics projects—including gel data, mass spectra, process parameters, and search results	2002

  Nuclear, Biological and Chemical (NBC) Detection

        We sell a wide range of portable analytical and bioanalytical detection systems and related products for NBC detection. Our customers use these devices for nuclear, biological agent and chemical agent defense applications, anti-terrorism, law enforcement and process and facilities monitoring. Our NBC detection products use many of the same technology platforms as our life science products, as well as additional technologies, such as infrared remote detection, or ion mobility spectrometry for handheld chemical detectors. For example, we developed our esquire products using the same ion trap technology used in our chemical and biological mass spectrometers. We also provide integrated, comprehensive detection suites which include our multiple detection systems, consumables, training and simulators. Our related products include:

Product	Description
CBMS (Chemical/ Biological MS)	Mobile ion trap MS for automated classification of biological pathogens and identification of chemical agents
MM-1 and MM-2	Mobile MS for automatic detection of chemical substances
RAID™ Series	Portable and stationary automated ion mobility detectors for chemical agents detection
EM640™ Series	Transportable MS for emergency response
RAPID/HAWK™	Long-range infrared detector for chemical substance clouds
SVG-2™	Solid-state radiation detector
OPAG 22™	Remote infra-red sensor for atmospheric pollutants

  Bruker Daltonics' Aftermarket

        In addition to systems sales, Bruker Daltonics generates revenue from consumables, automation and separation products, training and services, and bioinformatics and software. Bruker Daltonics aftermarket sales contributed revenue of $30.2 million, $27.6 million and $17.0 million in 2004, 2003 and 2002, respectively.

        Consumables provide an increasing recurring revenue stream as our installed systems base grows. We sell consumables for processing, purifying and preparing samples prior to mass spectrometric analyses as well as consumables for collecting samples for NBC detection.

        Upon expiration of the warranty period, we also generate service revenues from our customers through service contracts, repair calls, training and other support services. Service revenue is generated either through post-warranty service contracts or on-demand service calls. The number of customers entering into service contracts varies by geographic region. Additionally, for Bruker Daltonics' NBC detection systems, we have developed training products, including complete system simulator installations.

        In addition to providing service, consumables and replacement parts, we generate recurring revenue through the sale to our customers of a variety of accessory items. Among other things, we have introduced automated control software to integrate separation devices and robotics into our solutions, we provide bioinformatics software to generate useable information from large volumes of raw data, and we offer intuitive data acquisition and analysis software on a Microsoft Windows platform to make our systems accessible to non-experts.

Bruker AXS

  Analytical X-ray

        Bruker AXS' X-ray systems integrate powerful detectors with advanced X-ray sources, computer-controlled positioning systems, sample handling devices and data collection and analysis software to acquire, analyze and manage elemental and molecular information. These integrated solutions address many of the matter characterization and structure needs of the life science, pharmaceutical, semiconductor, raw material and research industries across a broad range of applications. We provide high speed, sensitive systems for a variety of areas, including three-dimensional structure determination, protein crystal screening and molecular structure determination for the emerging structural proteomics market as well as the small molecule drug discovery market. Additionally, we provide high-speed, automated systems for elemental analysis as well as high throughput, cost-effective systems for other areas, including combinatorial screening. We also sell other systems such as thermal analyzers.

        Bruker AXS X-ray systems are based on the following three core X-ray technology applications:

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

Product	Description	Product Introduction
MICROSTAR-H	New X-ray source technology with rotating anode generators for protein crystallography in particular. Includes major advances in anode design, electron and X-ray optics to achieve extraordinary brightness and X-ray intensity	2005
Discovery Partners' Crystal Farm™	Benchtop system with integrated incubation and imaging system for high throughput protein crystallization automation. Bruker AXS is the worldwide distributor for Discovery Partners' Crystal Farm™ line of protein crystallography products. The Crystal Farm is combined with Bruker AXS' PROTEUM X-ray system, MICROSTAR X-ray source and BruNo robotic sample handler to create a complete system to produce and evaluate protein crystal structures	2005
Proteomics RIMS™	Proteomics RIMS combines and integrates the data, information and knowledge generated in the proteomics research workflow from complementary mass spectrometry, surface plasmon resonance, NMR and X-ray crystallography technologies. This software product is jointly developed, owned and distributed by us and our affiliate Bruker BioSpin	2004
APEX II™ CCD	Next generation CCD detector, developed in collaboration with Fairchild Imaging Systems exclusively for use in our instruments, with lower noise, higher sensitivity and wider dynamic range as well as electronics which are user selectable for ultra-fast or ultra-low noise readout	2004

X8 PROTEUM™	Rotating anode generator based lab system with highest sensitivity CCD detector and four-axis kappa goniometer for 3-D structural determination of biological macromolecules	2002
BruNo™ Robotics	Robotic sample handling of frozen protein crystals for high throughput screening and data collection	2002

        XRD systems investigate polycrystalline samples or thin films with single wavelength X-rays. The atoms in the polycrystalline sample scatter the X-rays to create a unique diffraction pattern recorded by a detector. Computer software processes the pattern and produces many different types of information, including stress, texture, qualitative and quantitative phase composition, crystallite size, percent crystallinity and layer thickness, composition, defects and density of thin films and semiconductor material. Our XRD systems combine modular, high precision and high quality ergonomic designs with broad applications for use in basic research and industrial process control. They contribute to a reduction in the development cycles for new products in the catalyst, polymer, electronic, optical material and semiconductor industries. Customers also use our XRD systems for analyses in a variety of other fields, including forensics, art and archaeology. We offer the following XRD systems:

Product	Description	Product Introduction
VANTEC-2000™	New 2D detector based on proprietary MikroGap™ technology: large active area, highest spatial resolution, low noise, and large dynamic range	2005
D8 SUPER SPEED SOLUTIONS™	High-speed and high throughput analysis based on turbo high power X-ray source technology	2003
VANTEC-1™ Detector	New, general purpose high speed detector for all diffraction applications	2003
NanoSTAR™	Small angle X-ray scattering for analysis of polymers, biological materials, fibers, and nanopowders in solutions of 10 to 1,000 Angstroems	2003
D8 FOCUS™	Entry-level system for quantitative and qualitative powder diffraction applications	2003
D8 ADVANCE™	General purpose diffraction system for quantitative and qualitative analysis of polycrystalline samples	2003
D8 DISCOVER™, Series II	High resolution diffraction system for semiconductor and thin film analysis	2002
D8 DISCOVER CST™	Diffraction system with high-speed 2D detector system for combinatorial screening of libraries in life science and materials research	2002
D4 ENDEAVOR™	Fully enclosed high throughput general purpose diffraction system for quantitative and qualitative analysis of polycrystalline samples	2001

        XRF systems determine the elemental composition of a material and provide a full qualitative and quantitative analysis. These systems direct X-rays at a sample, and the atoms in the sample absorb the X-ray energy. The elements in the sample then emit X-rays which are characteristic for each element. The system collects the X-rays, and the software analyzes the resulting data to determine the elements which are present. Our XRF products provide complete analysis automation solutions on a turn-key basis in response to the industrial marketplace demand for automated, controlled production processes that reduce product and process cost, increase output and improve product quality. Our XRF products cover substantially all of the periodic table and can analyze solid, powder or liquid samples. In addition, our XRF products require minimal sample preparation. We offer the following XRF systems:

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

  Bruker AXS' Aftermarket

        In addition to system sales, Bruker AXS generates revenues from sales of service, consumables and related products. Bruker AXS aftermarket sales contributed revenue of $41.3 million, $34.2 million and $25.5 million in 2004, 2003 and 2002, respectively. We believe our high-quality customer service gives us a competitive advantage by enhancing the Bruker AXS brand and customer loyalty.

        Given the demands our products face in the field, general maintenance and replacement of consumables such as X-ray tubes and other parts is routine. We supply a large quantity of replacement X-ray tubes to customers over the lives of our systems. Upon expiration of the warranty period, we generate service revenues from our customers through service contracts, repair calls, training and other support services. Service revenue is generated either through post-warranty service contracts or on-demand service calls. The number of customers entering into service contracts varies by geographic region.

        In addition to providing service, consumables and replacement parts, we generate recurring revenue through the sale to our customers of a variety of accessory items, including sample handling devices, temperature and pressure control devices, enhanced X-ray optics and software packages. We also provide system upgrades to customers who desire to upgrade, rather than replace, older systems.

Research and Development

        We commit substantial capital and resources to internal and collaborative research and development in order to provide innovative solutions to our customers. Within Bruker BioSciences, we conduct research primarily to enhance the reliability and performance of existing products and to develop new products. We expensed $43.2 million, $37.2 million, and $30.1 million in 2004, 2003, and 2002, respectively, for research and development purposes.

        Our research and development is conducted in the relevant products within the Bruker Daltonics and Bruker AXS businesses as well as in collaboration with one another on common topics such as microfluidics, automation and workflow management software.

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

        The research is primarily conducted at our facilities in Billerica, MA, U.S.A., Bremen, Germany, and Leipzig, Germany. Bruker Daltonics also accepts some sponsored research contracts from external agencies such as government or private sources. Historically, we have been the recipient of significant government grants from the German and United States governments for various projects for early-stage research and development. We have generally retained at least non-exclusive rights to any items or improvements we develop under these grants. The German government requires that we use and market technology developed under grants in order to retain our rights to the technology. In 2004, 2003, and 2002, we received government-sponsored research and development grants in the amounts of $2.2 million, $1.3 million, and $0.2 million, respectively.

        Bruker AXS maintains technical competencies in core X-ray technologies and capabilities, including detectors used to sense X-ray diffraction patterns, X-ray sources and optics that generate and focus the X-rays, robotics and sample handling equipment which hold and manipulate the experimental material, and software that generates the structural data. Recent projects included:

  •
  refining next generation high brilliancy optics and microsources;

  •
  developing new high power X-ray sources for X-ray diffraction and protein crystallography applications;

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

Government Contracts

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

        Bruker Daltonics competes with a variety of companies that offer mass spectrometry-based systems. Bruker Daltonics competitors in the life sciences area include Applied Biosystems/Sciex, Agilent, GE Healthcare, Waters, Thermo Electron (which includes Finnigan), Shimadzu/Kratos, Ciphergen, Hitachi, JEOL and various automation companies. Bruker Daltonics' NBC detection customers are highly fragmented, and we compete with a number of companies in this area. The most significant competitor is Smith Detection (UK).

        Bruker AXS competes with companies that offer analytical X-ray solutions, primarily Rigaku (a private Japanese company) Oxford Instruments, Thermo Electron, Spectro and Panalytical (formerly a division of Philips, now a division of Spectris, a public U.K. company). Other competitors produce products based on some of the technology platforms that we utilize; however, none of them produce products utilizing all of our major technology platforms. Some of them have a greater market share than we have in particular technology platform areas.

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

Manufacturing and Supplies

        Most of our manufacturing facilities are certified under ISO 9001:2000, the most rigorous of the international quality standards. We manufacture and test our mass spectrometry products, including NBC detection products, at our facilities in Billerica, MA, U.S.A., Bremen, Germany, Latvia, and Leipzig, Germany. In addition, we manufacture and test our X-ray products at our facilities in Madison, WI, U.S.A., Karlsruhe, Germany, and Yokohama, Japan. Manufacturing processes at our facilities in Germany include all phases of manufacturing, including machining, fabrication, subassembly, system assembly, and final testing. All other facilities primarily perform high-level assembly, system integration, and final testing. We are insourcing the manufacturing of critical components to ensure in-house key competence.

        We purchase material and components from various suppliers that are either standard products or built to our specifications. We obtain some of the components included in our products from a limited group of suppliers or from a single-source supplier for items such as CCD area detectors, X-ray tubes, magnets, ion traps, robotics and infrared optics, among other things. In 1998, Bruker AXS commenced collaboration with Fairchild Imaging, Inc. for the development of CCD area detectors for use in chemical and biological X-ray crystallography. While Fairchild Imaging owns the chip included in the detector, Bruker AXS has exclusive rights for use of the chip in the SCD and XRD fields, subject to minimum purchase requirements. Bruker AXS also owns the rights to the camera in which the chip is placed. In addition, Bruker AXS' new detector family is based on Bruker AXS' proprietary MikroGap™ technology (VANTEC product family, which is an XRD detector technology). Bruker AXS has an ongoing collaboration and joint development project with the Siemens AG X-ray tube division (now

Siemens Medical Solutions Vacuum Technology Division) in Germany for the development of X-ray tubes. Bruker Daltonics has historically purchased approximately 90% of its magnets from a single supplier, Magnex, and also obtains certain key components for the manufacture of its ion traps from Agilent, the sole supplier of these components. In addition, Bruker Optics, an affiliated company, is the sole developer and supplier of certain infrared optics and electronics technology used in Bruker Daltonics' HAWK and RAPID NBC detection systems. Bruker Daltonics also sources certain FTMS electronic modules from Bruker BioSpin, an affiliated company.

Government Regulation

        We are required to comply with federal, state, and local environmental protection regulations. We do not expect such compliance to have a significant impact on our capital spending, earnings, or competitive position.

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

Working Capital Requirements

        To effectively operate our business, we are required to hold significant demonstration inventory and systems shipped but not yet accepted by the customer, or finished goods in-transit. We have well equipped application and demonstration facilities and qualified application personnel who assist customers and provide product demonstrations in specific application areas. We maintain our primary demonstration facilities at our production facilities as well as in key markets elsewhere. In total, we held $14.6 million and $15.5 million of demonstration inventory at December 31, 2004 and 2003, respectively. In addition, we recognize revenue from system sales upon customer acceptance. Therefore, a significant percentage of our inventory represents systems shipped but not yet accepted by the customer. Such finished goods in-transit were $18.1 million and $20.1 million at December 31, 2004 and 2003 respectively. There are no credit terms extended to customers that would have a material adverse effect on our working capital.

Employees

        As of March 9, 2005, we employed approximately 1,270 full-time and part-time employees worldwide; 253 in the U.S. and 1,017 employees outside the U.S., located primarily in Europe.

Financial Information about Geographic Areas and Segments

        Financial Information about our geographic areas and segments required by Item 1 of Form 10-K may be found in Note 16 to our Financial Statements in this Form 10-K, included as part of Item 8 to this report. Financial information about our revenues from external customers, measure of profit and total assets required by Item 1 of Form 10-K is included in our Financial Statements in this Form 10-K included as part of Item 8 to this report.

ITEM 2. PROPERTIES

        The location and general character of our principal properties by segment as of December 31, 2004 are as follows:

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

        We lease additional centers for sales, applications and service support in Fremont, California; Coventry, United Kingdom (Bruker Daltonics Ltd.); Wissembourg, France (Bruker Daltonique S.A.); Stockholm, Sweden (Bruker Daltonics Scandinavia A.B.); Faellanden, Switzerland (Bruker Daltonics GmbH); Yokohama, Japan (Nihon Bruker Daltonics K.K.); Beijing, People's Republic of China; Taipei, Taiwan; Ontario, Canada (Bruker Daltonics Ltd.); Milan, Italy (Bruker Daltonics Italiana SRL); Alexandria, Australia (Bruker Daltonics Pty Ltd.); Singapore (Bruker Daltonics Pte LTD); Bruxelles, Belgium (Bruker Daltonics NV); and Wormer, Netherlands (Bruker Daltonics BV).

Bruker AXS

        Bruker AXS' three principal facilities are in Karlsruhe, Germany, Madison, WI, USA, and Yokohama, Japan. These facilities, which incorporate manufacturing, research and development, application and demonstration, marketing and sales and administration functions for the analytical X-ray business of Bruker AXS, include:

  •
  an owned 97,000 square foot facility in Karlsruhe, Germany;

  •
  an owned 43,000 square foot facility in Madison, WI, USA; and

  •
  a leased 15,000 square foot facility in Yokohama, Japan.

        We lease additional centers for sales, applications and service support in: Delft, The Netherlands (Bruker AXS BV); Congleton, United Kingdom (Bruker AXS Ltd.); Paris, France (Bruker AXS SA); Salzburg, Austria (Bruker Austria GmbH); Milano, Italy (Bruker AXS S.r.L.); Johannesburg, South

Africa (Bruker (Pty) Ltd.); São Paulo, Brazil (Bruker do Brasil Ltda.); Singapore (Bruker AXS Pte Ltd.); and Beijing, People's Republic of China (Bruker AXS Representative Office).

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

Market Prices

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

	High	Low
First Quarter 2004	$6.68	$4.65
Second Quarter 2004	$5.46	$4.62
Third Quarter 2004	$4.78	$3.27
Fourth Quarter 2004	$4.81	$3.05
	High	Low
First Quarter 2003	$5.10	$2.59
Second Quarter 2003	$5.69	$2.63
Third Quarter 2003	$6.77	$4.36
Fourth Quarter 2003	$5.55	$4.20

        As of March 28, 2005, there were approximately 81 holders of record of our common stock. This number does not include the individual beneficial owners of shares held in nominee name or within clearinghouse positions of brokerage firms and banks. The Nasdaq official close price per share of our common stock on March 28, 2005, as reported by the Nasdaq National Market, was $3.43.

Dividends

        We have never declared or paid cash dividends on our capital stock. We currently anticipate that we will retain all available funds for use in our business and do not anticipate paying any cash dividends in the foreseeable future. The terms of some of our outstanding indebtedness prohibit us from paying cash dividends.

Use of Proceeds from Registered Securities

        On August 3, 2000, our registration statement on Form S-1 (No. 333-34820) was declared effective by the Securities and Exchange Commission. Pursuant to the registration statement, we offered and sold 9,200,000 shares of our common stock at an initial public offering price of $13 per share, generating gross offering proceeds of approximately $119.6 million. The managing underwriters were UBS Warburg LLC, CIBC World Markets and Thomas Weisel Partners LLC. In connection with the offering, we incurred $8.4 million in underwriting discounts and commissions, and approximately $1.5 million in other related expenses. The net proceeds from the offering, after deducting the foregoing expenses, were approximately $110.0 million. No payments or expenses were paid to directors, officers or affiliates of the Company or 10% owners of any class of equity securities of the Company. We used a portion of the net proceeds of the offering to fund our research and development activities, for working capital purposes, facility expansions and other general corporate purposes. Additionally, we used approximately $7.0 million of the net proceeds to pay off a portion of our outstanding bank debt. The balance was invested in a variety of interest-bearing instruments including investment-grade corporate bonds, commercial paper and money market accounts.

        On April 28, 2004, the Company and a group of selling stockholders completed a public offering of 17,250,000 shares of the Company's common stock, pursuant our registration statement on Form S-3, registration number 333-113774, which was declared effective by the Securities and Exchange Commission on April 23, 2004. 3,450,000 shares were sold by the Company and 13,800,000 shares were sold by four selling stockholders, at $4.50 per share. The net proceeds from the offering, after deducting the foregoing expenses, were approximately $14.4 million to the Company and approximately $58.2 million to the selling stockholders, in the aggregate. The Company has used the net proceeds from this offering for general corporate purposes.

Issuer Purchases of Equity Securities

        The following table sets forth all purchases made by or on behalf of the Company or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the fourth quarter of 2004.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (in millions)
October 1, 2004 to October 31, 2004	—	—	—	$—
November 1, 2004 to November 30, 2004	250,000	$3.74	—	—
December 1, 2004 to December 31, 2004			—	—

Total	250,000	$3.74	—	$—

(1)
All share repurchases were open-market purchases by the Company's Chief Executive Officer and Chief Financial Officer and were effected in accordance with the Safe Harbor Provisions of Rule 10b-18 of the Securities and Exchange Act and were previously disclosed by the affiliated purchasers on Form 4.

ITEM 6. SELECTED FINANCIAL DATA

        On July 1, 2003, we merged with Bruker AXS, a company under common control, and we were the surviving corporation in that merger. We then formed two operating subsidiaries, Bruker Daltonics and Bruker AXS, into which we transferred substantially all of the assets and liabilities, except cash, which respectively formerly belonged to us and Bruker AXS. See Note 3 to the audited financial statements included elsewhere in this report. The consolidated statements of operations data for each of the years ended December 31, 2004, 2003 and 2002 and the consolidated balance sheet data as of December 31, 2004 and 2003 have been derived from our audited financial statements included elsewhere in this report and reflect the consolidation of our historical financial results of Bruker Daltonics and Bruker AXS. The combined statement of operations data for the years ended December 31, 2001 and 2000 and the consolidated and combined balance sheet data as of December 31, 2001 and 2000 have been derived by combining amounts from Bruker Daltonics and Bruker AXS' historical audited financial statements included in each company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Historical results are not necessarily indicative of future results.

        The Company has made adjustments to its previously issued consolidated financial statements for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 for accounting corrections related primarily to inventory costing which were identified during the year end closing process. As a result of these corrections, the Company has revised 2004 quarterly results of operations previously reported as follows:

	Quarter Ended
	March 31, 2004		June 30, 2004		September 30, 2004
	As Originally Reported	As Reclassified	As Originally Reported	As Reclassified	As Originally Reported	As Reclassified
Sales	$68,154	$68,154	$64,147	$64,147	$66,477	$66,477
Operating income (loss)	1,965	1,408	(5,277)	(4,986)	255	(85)
Net income (loss)	1,033	476	(4,681)	(4,390)	(2,717)	(3,057)
Net income (loss) per share—basic and diluted	$0.01	$0.01	$(0.05)	$(0.05)	$(0.03)	$(0.03)

        The data presented below has been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States and should be read with the consolidated and combined financial statements and schedules, including the notes, and

"Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Combined/Consolidated Statements of Operation Data:
Product and service sales	$282,227	$259,381	$220,440	$174,353	$142,877
Other sales	2,189	1,298	218	926	1,830
Net sales	284,416	260,679	220,658	175,279	144,707
Total costs and operating expenses	285,534	270,360	215,012	173,905	141,870
Operating (loss) income	(1,118)	(9,681)	5,646	1,374	2,837
(Loss) income before cumulative effect of change in accounting principle, net of tax	(7,831)	(17,554)	(6,185)	2,687	2,795
Net (loss) income available to common shareholders	(7,831)	(17,554)	(6,802)	(3,338)	2,795
Net (loss) income per share available to common shareholders	$(0.09)	$(0.22)	$(0.09)	$(0.05)	$0.04

        In 2004, the Company recorded charges of $2.3 million to write-off investments in other companies. In 2003, the Company recorded special charges of $11.7 million in connection with the merger with Bruker AXS. In 2002, the Company recorded a $10.9 million charge due to the write-down of investments in other companies.

	As of December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Combined/Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$77,691	$76,837	$99,562	$118,918	$97,089
Working capital	160,131	142,025	159,669	166,222	122,770
Total assets	371,547	351,031	342,153	301,164	226,354
Total debt	39,968	44,961	35,768	17,408	26,270
Other long-term liabilities	15,349	13,631	15,881	14,414	22,841
Total shareholders' equity	217,275	202,426	185,398	181,053	126,242

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

        Bruker Daltonics is a leading developer and provider of innovative life science tools based on mass spectrometry. Bruker AXS is a leading developer and provider of life science and advanced materials research tools based on X-ray technology. We maintain major technical and demonstration centers in Europe, North America and Japan and our diverse customer base includes pharmaceutical, biotechnology and proteomics companies, academic institutions, semiconductor industries and government agencies. Our business strategy includes focusing on innovative product and solution development, while continuing to expand our global distribution and customer support capabilities.

Bruker Daltonics

        The performance of the Bruker Daltonics business is driven by its products in life-science mass spectrometry and Nuclear, Biological and Chemical ("NBC") detection. During 2004, revenue growth for Bruker Daltonics including foreign currency translation was modest. Bruker Daltonics experienced favorable customer reception for our new benchtop ESI-TOF system, as well as for our ClinProt™ solution for biomarker discovery and clinical proteomics. However, revenues in the second and third quarter of 2004 were lower than expected as a result of delays in shipments and installations of new products and delays by customers who had placed orders with Bruker Daltonics, but were not yet ready for their systems to be installed. In October 2004, we introduced several new products, the major introductions being our next generation high-end ultraflex II TOF/TOF system which provides additional research capabilities in expression and clinical proteomics as well as our pre-spotted anchor chip for MALDI-TOF for expression proteomics. In early 2005, we introduced additional new products, including among others our microTOF-Q, HCTultra and Apollo II ion funnel electrospray ionization source. We expect these new product introductions to contribute to our revenue growth in future periods.

Bruker AXS

        The analytical X-Ray performance of the Bruker AXS business is driven by its products in single crystal X-ray diffraction ("SCD"), polycrystalline X-ray diffraction ("XRD"), X-ray flourescence ("XRF") as well as thermal analyzers. In 2003, Bruker AXS experienced softness in X-ray system sales, primarily in life sciences or SCD sales, due to weak market conditions as well as intense competitive pressures. During 2004, sales improved considerably due to our elemental composition XRF and thermal analyzer sales, as well as aftermarket sales.

        During 2004 and early in 2005, Bruker AXS introduced a series of new products in life sciences SCD and materials research XRD in order to regain growth in the marketplace. In life sciences SCD, we introduced the MICROSTAR™ high brilliancy X-Ray source and in materials research XRD we introduced our new D8 SuperSpeed™ solutions with integrated, high-power X-Ray source technology, the Vantec-1™ X-Ray detector technology to provide higher speed and sensitivity compared to other available products on the market and our new VANTEC-2000 two-dimensional X-ray detector.

Although some of these products took longer than expected to reach the market during 2004, a majority of these new products were shipping at the end of 2004 which contributed to our Q4 2004 revenue growth. We expect these new products to contribute to our revenue growth in future periods.

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

  •
  Revenue recognition.  We recognize revenue from system sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, title and risk of loss has been transferred to the customer and collectibility of the resulting receivable is reasonably assured. Title and risk of loss is generally transferred to the customer upon receipt of a signed customer acceptance form for a system that has been shipped, installed, and for which the customer has been trained. As a result, the timing of customer acceptance or readiness could cause our reported revenues to differ materially from expectations. When products are sold through an independent distributor, a strategic distribution partner or an unconsolidated affiliated distributor, which assumes responsibility for installation, we recognize the system sale when the product has been shipped and title and risk of loss has been transferred. Our distributors do not have price protection rights or rights to return; however, our products are warranted to be free from defect for a period of one year. For arrangements with multiple elements, we recognize revenue for each element based on the fair value of the element provided all other criteria for revenue recognition have been met. The fair value for each element provided in multiple element arrangements is typically determined by referencing historical pricing policies when the element is sold separately. Changes in our ability to establish the fair value for each element in multiple element arrangements could affect the timing of revenue recognition.

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

  •
  Income taxes.  We estimate the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction, and provide a valuation allowance for tax assets and loss carryforwards that we believe will more likely than not go unused. If it becomes more likely than not that a tax asset or loss carryforward will be used for which a reserve has been provided, we reverse the related valuation allowance. If our actual future taxable income by tax jurisdiction differ from estimates, additional allowances or reversals of reserves may be necessary.

  •
  Contingencies.  We estimate losses on contingencies and provide a reserve for these losses when the losses are probable and estimable. Should the ultimate losses on contingencies and litigation differ from estimates, adjustments to those reserves may be required.

        The Company has made adjustments to its previously issued consolidated financial statements for the first three quarters of 2004 and for the years end December 31, 2003 and 2002. These adjustments reflect reclassifications made to certain costs historically classified in sales and marketing and research and development expense to cost of product sales. For the years ended December 31, 2003 and 2002, an aggregate of $6.5 million and $5.5 million, respectively, for the write-down of demonstration inventory to net realizable value was reclassified from sales and marketing and research and development expense to cost of product sales. In addition, for the years ended December 31, 2003 and 2002, $3.0 million and $1.6 million, respectively, of service costs historically classified in sales and marketing expense have been reclassified to cost of service sales. These adjustments caused expenses for sales and marketing and for research and development in the affected periods to be lower than previously reported and caused cost of sales in the affected periods to be higher than previously reported. These adjustments adversely affected our gross margins but had no impact on our operating income or net income (loss).

        These adjustments are reflected in the accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

        The Company has made adjustments to its previously issued consolidated financial statements for the year ended December 31, 2003. These adjustments are reflected in the following tables and discussions within Management's Discussion and Analysis of Financial Condition and Results of Operations. For additional information on these adjustments please see page 25.

Net Sales

        The following table presents net sales, change in net sales and net sales growth by reportable segment for the years ended December 31, 2004 and 2003 (dollars in thousands):

	2004	2003	$ Change	Percentage Change
Bruker Daltonics (a)	$152,592	$146,749	$5,843	4.0%
Bruker AXS	132,622	113,930	18,692	16.4%
Eliminations	(798)	—	(798)

Total net sales	$284,416	$260,679	$23,737	9.1%

(a)
includes other sales of $2.1 million and $1.3 million during the years ended December 31, 2004 and 2003, respectively, related to grant revenue received for research and development projects.

        Bruker Daltonics' net sales increased by $5.8 million, or 4.0%, to $152.6 million for the year ended December 31, 2004 compared to $146.7 million for the year ended December 31, 2003. Included in this change in net sales is approximately $10.3 million from the impact of foreign exchange. Excluding the effect of foreign exchange, net sales would have decreased by 2.9%. The net decrease in sales excluding the effect of foreign exchange is a result of increasing competition and pricing pressures, partially offset by an increase in units sold year-over-year. Grant revenues were generated from various projects for early-stage research and development projects funded by the German and United States governments. Life science systems, NBC detection systems and aftermarket sales as a percentage of Bruker Daltonics' product and service sales were as follows during the years ended December 31, 2004 and 2003:

	2004		2003
	Sales	Percentage of Segment Product and Service Sales	Sales	Percentage of Segment Product and Service Sales
Life Science Systems	$107,369	71.4%	$105,008	72.2%
NBC Detection Systems	12,839	8.5%	12,867	8.8%
Bruker Daltonics Aftermarket	30,195	20.1%	27,603	19.0%

Total Product and Service Sales	$150,403	100%	$145,478	100%

        Bruker AXS' net sales increased by $18.7 million, or 16.4%, to $132.6 million for the year ended December 31, 2004 compared to $113.9 million for the year ended December 31, 2003. Included in this change in net sales is approximately $7.1 million from the impact of foreign exchange. Excluding the effect of foreign exchange, net sales would have increased by 10.2%. The net increase of 10.2% in sales excluding the effect of foreign exchange is driven by continued growth in our materials research and life science product lines, as the shipment and installation of new product introductions announced in early 2004 accelerated during the year, as well as continued strong aftermarket sales. X-ray systems and aftermarket sales as a percentage of Bruker AXS' product and service sales were as follows during the years ended December 31, 2004 and 2003:

	2004		2003
	Sales	Percentage of Segment Product and Service Sales	Sales	Percentage of Segment Product and Service Sales
X-Ray Systems	$91,358	68.9%	$79,751	70.0%
Bruker AXS Aftermarket	41,264	31.1%	34,179	30.0%

Total Product and Service Sales	$132,622	100%	$113,930	100%

Cost of Sales

        The following table presents cost of product and service sales and gross profit margins by reportable segment for the years ended December 31, 2004 and 2003 (dollars in thousands):

	2004		2003
	Cost of Sales	Gross Profit Margin	Cost of Sales	Gross Profit Margin
Bruker Daltonics	$83,934	44.2%	$83,425	42.7%
Bruker AXS	82,804	37.6%	70,904	37.8%
Eliminations	(798)		—

Total	$165,940	41.2%	$154,329	40.5%

        Bruker Daltonics' cost of product and service sales for the year ended December 31, 2004 was $83.9 million, or a gross profit margin of 44.2%, compared to $83.4 million, or a gross profit margin of 42.7% for the year ended December 31, 2003. The increase in gross profit margins is primarily due to the completion of an unprofitable contract with the U.K. Ministry of Defense in the second half of 2004, partially offset by an increase in the write-down of demonstration inventories to net realizable value year-over-year.

        Bruker AXS' cost of product and service sales for the year ended December 31, 2004 was $82.8 million, or a gross profit margin of 37.6%, compared to $70.9 million, or a gross profit margin of 37.8% for the year ended December 31, 2003. The slight decrease in gross profit margins was due to certain manufacturing efficiencies realized during 2004 being offset by quality costs, including warranty expenses, associated with the new product introductions in 2004 and an increase in the write-down of demonstration inventories to net realizable value.

Sales and Marketing

        The following table presents sales and marketing expense and sales and marketing expense as a percentage of product and service sales by reportable segment for the years ended December 31, 2004 and 2003 (dollars in thousands):

	2004		2003
	Sales and Marketing	Percentage of Segment Product and Service Sales	Sales and Marketing	Percentage of Segment Product and Service Sales
Bruker Daltonics	$27,000	18.0%	$25,745	17.7%
Bruker AXS	28,976	21.8%	25,962	22.8%

Total	$55,976	19.8%	$51,707	19.9%

        Bruker Daltonics' sales and marketing expense for the year ended December 31, 2004 increased to $27.0 million, or 18.0% of product and service sales, from $25.7 million, or 17.7% of product and service sales for the year ended December 31, 2003. The increase in sales and marketing as a percentage of product and service sales is primarily attributable to investments in sales and marketing initiatives and lower than anticipated sales in 2004.

        Bruker AXS' sales and marketing expense for the year ended December 31, 2004 increased to $29.0 million, or 21.8% of product and service sales, from $26.0 million, or 22.8% of product and service sales for the year ended December 31, 2003. The decrease in sales and marketing as a percentage of product and service sales is primarily attributable to leveraging our fixed costs as a result of increased sales in 2004 compared to 2003, partially offset by increased sales and marketing personnel in Japan and Austria during 2004.

General and Administrative

        The following table presents general and administrative expense and general and administrative expense as a percentage of product and service sales by reportable segment for the years ended December 31, 2004 and 2003 (dollars in thousands):

	2004		2003
	General and Administrative	Percentage of Segment Product and Service Sales	General and Administrative	Percentage of Segment Product and Service Sales
Bruker Daltonics	$7,544	5.0%	$8,121	5.6%
Bruker AXS	9,419	7.1%	8,803	7.7%
Corporate	3,436		411

Total	$20,399	7.2%	$17,335	6.7%

        Bruker Daltonics' general and administrative expense for the year ended December 31, 2004 decreased to $7.5 million, or 5.0% of product and service sales, from $8.1 million, or 5.6% of product and service sales for the year ended December 31, 2003. The decrease in general and administrative expenses as a percentage of product and service sales is primarily due to improved cost controls established during the second half of 2003 for which the benefits were realized in 2004 and the reclassification in 2004 of certain costs associated with being a public company now being captured in Corporate.

        Bruker AXS' general and administrative expense for the year ended December 31, 2004 increased to $9.4 million, or 7.1% of product and service sales, from $8.8 million, or 7.7% of product and service sales for the year ended December 31, 2003. The decrease in general and administrative expense as a percentage of product and service sales is primarily due to leveraging our fixed costs as a result of higher revenues in 2004 versus 2003, partially offset by unfavorable currency fluctuations and increased costs associated with establishing new international locations during the year.

        Corporate general and administrative expense for the year ended December 31, 2004 increased to $3.4 million from $0.4 million for the year ended December 31, 2003. Corporate general and administrative expenses represent expenses associated with being a public company not allocated to our reportable segments, including legal fees, audit and consulting fees and filing fees. The increase in expenses is primarily attributable to the inclusion of corporate related costs separately in 2004 which were allocated to the segments in the first half of 2003 and additional accounting and consulting fees associated with implementation work related to Sarbanes-Oxley requirements.

Research and Development

        The following table presents research and development expense and research and development expense as a percentage of product revenue and service sales by reportable segment for the years ended December 31, 2004 and 2003 (dollars in thousands):

	2004		2003
	Research and Development	Percentage of Segment Product and Service Sales	Research and Development	Percentage of Segment Product and Service Sales
Bruker Daltonics	$30,050	20.0%	$25,923	17.8%
Bruker AXS	13,169	9.9%	11,321	9.9%

Total	$43,219	15.3%	$37,244	14.4%

        Bruker Daltonics' research and development expense for the year ended December 31, 2004 increased to $30.1 million, or 20.0% of product and service sales, from $25.9 million, or 17.8% of product and service sales for the year ended December 31, 2003. The increase in research and development expense as a percentage of product and service sales is primarily attributable to the strengthening of the Euro plus incremental investments in research and development projects which resulted in several new product introductions in early 2005, such as:

  •
  the microflex LT™—a compact benchtop MALDI-TOF mass spectrometer for clinical proteomics and routine analysis of peptides, proteins and other large molecules.

  •
  micrOTOF-Q™—a compact benchtop system that offers resolution of 15K at full sensitivity.

  •
  HCTultra™—a system that provides improved ion trap performance in terms of sensitivity, speed and mass accuracy.

        Bruker AXS' research and development expenses for the year ended December 31, 2004 increased to $13.2 million, or 9.9% of product and service sales, from $11.3 million, or 9.9% of product and service sales for the year ended December 31, 2003. The consistent research and development expense as a percentage of product and service sales is primarily due the strengthening of the Euro offset by fixed cost leverage as a result of higher revenues in 2004 versus 2003. The investments in research and development have resulted in several recent product introductions, including:

  •
  MICROSTAR-H—a new X-ray source technology with rotating anode generators for protein crystallography in particular.

  •
  VANTEC-2000™—a new 2D detector based on proprietary MikroGap™ technology

        We track our research and development expenditures by project only on a selective basis. As such, we are not able to estimate the expenditure requirements to complete our research and development projects currently in process. We do expect that future research and development expenditures will be consistent with historical levels of research and development expenditures.

Reversal of Liability Accrual

        During the third quarter of 2001, Bruker Daltonics established a reserve of $1.9 million for the possible imposition of estimated liquidated damages pursuant to a contract with the U.K. Ministry of Defense (the "MOD"). The accrual represented the projected additional costs for rework and retesting on the contract due to various technical problems associated with meeting contractual requirements. During the second quarter of 2003, the Company's Swiss and German subsidiaries delivered product to the MOD which met the specifications of the contract. Upon delivery of the product, the MOD agreed not to pursue any further claims for liquidated damages, other than those previously paid pursuant to the contract, and Bruker Daltonics agreed not to pursue any claims for the recovery of additional research and development expenses incurred in connection with the contract. As a result, the reserves associated with the MOD contract of $1.9 million were reversed during the second quarter of 2003.

Special Charges

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

Interest and Other Income (Expense), Net

        Interest and other income (expense) for the year ended December 31, 2004 was $(3.8) million, compared to $1.0 million for the year ended December 31, 2003. The difference relates primarily to charges of $2.3 million in 2004 related to the write-off of impaired investments, an increase in interest expense and a loss on foreign currency transactions in 2004 versus a gain in 2003. These expense increases were partially offset by higher interest income earned on our cash and short-term investments during 2004 when compared to 2003.

Provision for Income Taxes

        The income tax provision for the year ended December 31, 2004 was $2.9 million compared to $9.7 million for the year ended December 31, 2003. The effective tax rate was (59)% for the year ended December 31, 2004 compared to (112)% for 2003. During 2004, our effective tax rate reflects our tax provision for non-U.S. entities only, since no benefit was recognized for losses incurred in the U.S. We will maintain a full valuation allowance for our U.S. net operating losses until such evidence exists that it is more likely than not that the loss-carryforward amounts will be utilized to offset U.S. taxable income. Our tax rate may change over time as the amount or mix of income and taxes outside the U.S. changes. Our effective tax rate is calculated using our projected annual pre-tax income or loss and is affected by the impact of changes to the valuation allowance as well as changes in the mix of our pre-tax income and losses among jurisdictions with varying statutory tax rates and credits.

Minority Interest in Consolidated Subsidiaries

        Minority interest in consolidated subsidiaries for the year ended December 31, 2004 was $0.1 million compared to a loss of $0.9 million in 2003. As of December 31, 2004 and 2003, the minority interest relates primarily to the proportionate share of net loss for minority shareholders who owned 31% of Bruker AXS for the first six months of 2003, as well as 75.5% of Baltic Scientific owned by minority shareholders since the acquisition in April 2003 and 49% of InCoatec GmbH since our acquisition in February 2002.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

        The Company has made adjustments to its previously issued consolidated financial statements for the years ended December 31, 2003 and 2002. These adjustments are reflected in the following tables and discussions within Management's Discussion and Analysis of Financial Condition and Results of Operations. For additional information on these adjustments please see page 25.

Net Sales

        The following table presents net sales, change in net sales and net sales growth by reportable segment for the years ended December 31, 2003 and 2002 (dollars in thousands):

	2003	2002	$ Change	Percentage Change
Bruker Daltonics (a)	$146,749	$116,368	$30,381	26.1%
Bruker AXS	113,930	104,290	9,640	9.2%

Total	$260,679	$220,658	$40,021	18.1%

(a)
includes other sales of $1.3 million and $0.2 million during the years ended December 31, 2003 and 2002, respectively, related to grant revenue received for research and development projects.

        Bruker Daltonics' net sales increased by $30.4 million, or 26.1%, in 2003 compared to 2002. Of this increase, approximately $17.7 million, or 15.2%, resulted from currency fluctuations. Organic growth of 10.9% is primarily due to an increase in mass spectrometry system sales, particularly within our ion trap and TOF product lines, and aftermarket business of consumables and service contracts. We also experienced an increase of $1.1 million in our grant revenue which is the result of the timing of receipts from various projects for early-stage research and development projects funded by grants from the German government. These increases were partially offset by a decline in our NBC detection business. Life science systems NBC detection systems and aftermarket sales as a percentage of Bruker Daltonics' product and service sales were as follows during the year ended December 31, 2003 and 2002:

	2003		2002
	Sales	Percentage of Segment Product and Service Sales	Sales	Percentage of Segment Product and Service Sales
Life Science Systems	$105,008	72.2%	$81,541	70.2%
NBC Detection Systems	12,867	8.8%	17,634	15.2%
Bruker Daltonics Aftermarket	27,603	19.0%	16,975	14.6%

Total Product and Service Sales	$145,478	100%	$116,150	100%

        Bruker AXS' net sales increased by $9.6 million, or 9.2%, in 2003 compared to 2002. Of this increase, approximately $12.9 million, or 12.3%, resulted from currency fluctuations. Excluding currency effects, Bruker AXS' net sales declined 3.1%. The decline in net sales excluding currency effects was driven by a decline in SCD system sales. This decline was partially offset by increases in XRF system, thermal analyzer, and aftermarket revenues. Aftermarket sales consist of extended warranties and service agreements, replacement parts, accessories, software packages, upgrades, repair calls, support services and training. X-ray systems and aftermarket sales as a percentage of Bruker AXS' product and service sales were as follows during the years ended December 31, 2003 and 2002:

	2003		2002
	Sales	Percentage of Segment Product and Service Sales	Sales	Percentage of Segment Product and Service Sales
X-Ray Systems	$79,751	70.0%	$78,948	75.7%
Bruker AXS Aftermarket	34,179	30.0%	25,342	24.3%

Total Product and Service Sales	$113,930	100%	$104,290	100%

Cost of Sales

        The following table presents cost of product and service sales and gross profit margins by reportable segment for the years ended December 31, 2003 and 2002 (dollars in thousands):

	2003		2002
	Cost of Sales	Gross Profit Margin	Cost of Sales	Gross Profit Margin
Bruker Daltonics	$83,425	42.7%	$62,170	46.5%
Bruker AXS	70,904	37.8%	63,883	38.7%

Total	$154,329	40.5%	$126,053	42.8%

        Bruker Daltonics' cost of product and service sales for the year ended December 31, 2003 was $83.4 million, or a gross profit margin of 42.7%, compared to $62.2 million, or a gross profit margin of 46.5% for the year ended December 31, 2002. The decrease in gross profit margins is attributable to an unprofitable contract with the U.K. Ministry of Defense ("MOD"), which resulted in product sales of $2.9 million and cost of product sales of $2.8 million. The remainder of the decrease is due to the change in the mix of sales to third party customers and distributors.

        Bruker AXS' cost of product and service sales for the year ended December 31, 2003 was $70.9 million, or a gross profit margin of 37.8%, compared to $63.9 million, or a gross profit margin of 38.7% for the year ended December 31, 2002. The improvement to gross profit margins in due to lower installation and warranty costs and sales to lower cost distributors, as well as improved productivity related to our aftermarket sales. Offsetting in part cost of product sales improvements during 2003 was a write-off of $1.0 million of inventory resulting from the restructuring of the X-ray life science business. Cost of product and service sales as a percentage of product and service sales also increased for our X-ray life science systems due to overcapacity in our production operations.

Sales and Marketing

        The following table presents sales and marketing expense and sales and marketing expense as a percentage of product and service by reportable segment for the years ended December 31, 2003 and 2002 (dollars in thousands):

	2003		2002
	Sales and Marketing	Percentage of Segment Product and Service Sales	Sales and Marketing	Percentage of Segment Product and Service Sales
Bruker Daltonics	$25,745	17.7%	$20,852	18.0%
Bruker AXS	25,962	22.8%	20,766	19.9%

Total	$51,707	19.9%	$41,618	18.9%

        Bruker Daltonics' sales and marketing expense for the year ended December 31, 2003 increased to $25.7 million, or 17.7% of product and service sales, from $20.9 million, or 18.0% of product and service sales for the year ended December 31, 2002. The decrease as a percentage of product and service sales is due to a higher revenue base resulting in fixed cost leverage, partially offset by costs incurred on commissions from higher sales and an increase in headcount.

        Bruker AXS' sales and marketing expense for the year ended December 31, 2003 increased to $26.0 million, or 22.8% of product and service sales, from $20.8 million, or 19.9% of product and service sales for the year ended December 31, 2002. This increase is primarily due to unfavorable currency effects. The increase is also due to higher commissions to distributors and other representatives due to increased sales through these channels.

General and Administrative

        The following table presents general and administrative expense and general and administrative expense as a percentage of product and service sales by reportable segment for the years ended December 31, 2003 and 2002 (dollars in thousands):

	2003		2002
	General and Administrative	Percentage of Segment Product and Service Sales	General and Administrative	Percentage of Segment Product and Service Sales
Bruker Daltonics	$8,121	5.6%	$7,009	6.0%
Bruker AXS	8,803	7.7%	8,265	7.9%
Corporate	411		—

Total	$17,335	6.7%	$15,274	6.9%

        Bruker Daltonics' general and administrative expense for the year ended December 31, 2003 increased to $8.1 million, or 5.6% of product and service sales, from $7.0 million, or 6.0% of product and service sales for the year ended December 31, 2002. The increase of $1.1 million is due primarily to additional overhead costs for the two new facilities in the U.S. and Germany that were completed at the end of 2002.

        Bruker AXS' general and administrative expense for the year ended December 31, 2003 increased to $8.8 million, or 7.7% of product and service sales, from $8.3 million, or 7.9% of product and service sales for the year ended December 31, 2002. The increase is attributable to increased amortization expense for acquired intangible assets, partially offset in part by the elimination of public company costs in the second half of the year as a result of our July 1, 2003 merger.

        Corporate charges were $0.4 million in 2003. These costs are related to public company costs such as legal fees, audit fees and directors and officers insurance.

Research and Development

        The following table presents research and development expense and research and development expense as a percentage of product and service sales by reportable segment for the years ended December 31, 2003 and 2002 (dollars in thousands):

	2003		2002
	Research and Development	Percentage of Segment Product and Service Sales	Research and Development	Percentage of Segment Product and Service Sales
Bruker Daltonics	$25,923	17.8%	$20,390	17.6%
Bruker AXS	11,321	9.9%	9,708	9.3%

Total	$37,244	14.4%	$30,098	13.7%

        Bruker Daltonics' research and development expense for the year ended December 31, 2003 increased to $25.9 million, or 17.8% of product and service sales, from $20.4 million, or 17.6% of product and service sales for the year ended December 31, 2002. This increase is attributable primarily to increased investment in research and development which we expect to result in new product introductions in 2004 and 2005. A large research and development project that is being funded in part by a research and development grant in Germany also contributed to the increase. Bruker Daltonics receives income of 50% on the actual expenses incurred on behalf of this grant that is recorded in other sales in the Consolidated Statement of Operations. The grant is expected to continue into 2005. Netting the grant revenue received in 2003 against total research and development expense for the year, Bruker Daltonics' research and development expense as a percent of product revenue would have been 17.2%.

        Bruker AXS' research and development expenses for the year ended December 31, 2003 increased to $11.3 million, or 9.9% of product and service sales, from $9.7 million, or 9.3% of product and service sales for the year ended December 31, 2002. This increase relates primarily to currency effects. Additionally, there was an increase in licensing fees paid to a third-party software developer. This increase was offset in part by a reduction in headcount and the timing of the purchasing of materials.

        We track our research and development expenditures by project only on a selective basis. As such, we are not able to estimate the expenditure requirements to complete our research and development projects currently in process. We do expect that future research and development expenditures will be consistent with historical levels of research and development expenditures.

Reversal of Liability Accrual

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

Special Charges

        Special charges for the year ended December 31, 2003 were $11.7 million compared to $2.0 million in 2002. During the fiscal year ended December 31, 2003, we incurred $11.7 million of merger related charges, including cash charges for merger transaction costs of $6.4 million and cash restructuring charges of $0.9 million incurred in conjunction with the consolidation of manufacturing sites. The 2003 merger related costs also included the non-cash charges for write-off of acquired in-process research and development of $2.5 million, goodwill and other intangibles write-off of $1.2 million, and impairment charges of $0.7 million related to acquired assets. Bruker Daltonics incurred $2.9 million of special charges mainly for merger transaction costs. Bruker AXS incurred $8.8 million for the remaining special charges in connection with the merger.

Interest and Other Income (Expense), Net

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

Minority Interest in Consolidated Subsidiaries

        Minority interest in consolidated subsidiaries for the year ended December 31, 2003 was a loss of $0.9 million compared to a loss of $0.2 million in 2002. The minority interest in subsidiaries represents the minority shareholders' proportionate share of net income (loss) for the fiscal year ended December 31, 2003 and 2002. For the twelve months ended December 31, 2003 and 2002, the minority interest relates primarily to the proportionate share of net loss for minority shareholders of 31% of Bruker AXS Inc. for the first six months of 2003 and for the year 2002, as well as 25% of Baltic Scientific since our acquisition in April 2003 and 49% of InCoatec GmbH since our acquisition in February 2002.

Provision for Income Taxes.

        The provision for income taxes for the year ended December 31, 2003 was $9.7 million, compared to $2.8 million in 2002. The effective tax rate was 112% for the year ended December 31, 2003, compared to 77% for 2002. The income tax provision is determined by applying an estimated effective tax rate to income before income taxes. The estimated effective income tax rate is based on the Company's pretax income, permanent book/tax differences and tax credits. The significant variation from the customary effective tax rate of approximately 38% is due to the valuation allowance of $9.6 million recorded against deferred tax assets. A full valuation allowance was recorded against the deferred tax assets in the U.S. due to cumulative losses incurred in the U.S. in recent years. In addition, we did not record a tax benefit on $6.4 million of merger related charges which are not deductible for tax reporting purposes, including acquired research and development, merger transaction costs, restructuring charges, write-off of goodwill and other intangible assets, and the impairment of acquired assets for 2003.

Cumulative Effect of Change in Accounting Principle

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

LIQUIDITY AND CAPITAL RESOURCES

        We currently anticipate that our existing cash and short-term investments will be sufficient to support our operating and investing needs for at least the next twelve months. Cash requirements for periods beyond the next twelve months depend on our profitability, our ability to manage working capital requirements and our growth rate. Historically, we have financed our growth through a combination of debt financings and issuances of common stock. Most recently, on April 28, 2004, the Company and a group of selling stockholders completed a public offering which generated net proceeds of approximately $14.4 million to the Company (see Note 15 to the condensed consolidated financial statements). We are also currently evaluating whether repatriating earnings under the American Jobs Creation Act of 2004 will be beneficial to the Company. In the future, there can be no assurance that additional financing alternatives will be available to us if required, or if available, will be obtained with terms favorable to us.

        As of December 31, 2004, the Company has approximately $29.8 million of net operating loss carryforwards available to reduce future U.S. taxable income. These losses have various expiration dates through 2024. The Company also has research and development tax credits of approximately $2.7 million available to offset future U.S. tax liabilities that expire at various dates through 2024.

        During the year ended December 31, 2004, net cash used in operating activities was $0.9 million compared to net cash used in operating activities of $6.1 million during the year ended December 31, 2003. The decrease in cash used in operating activities was primarily attributable to improved operating results in 2004 as compared to 2003.

        During the year ended December 31, 2004, investing activities used $1.5 million in cash compared to net cash used in investing activities of $40.7 million during the year ended December 31, 2003. Cash used in investing activities during the year ended December 31, 2004 was attributable primarily to approximately $7.3 million in capital expenditures, partially offset by redemptions of short-term investments. During 2005, we expect to continue to make capital investments, focusing on enhancing the efficiency of our operations, our internal controls and supporting our anticipated growth.

        During the year ended December 31, 2004, financing activities provided $6.8 million of cash compared to a use of cash of $8.1 million during the year ended December 31, 2003. The increase in cash provided by financing activities during the year ended December 31, 2004 is attributable to the completion of a public offering of our common stock on April 28, 2004 which generated net proceeds of approximately $14.4 million to the Company offset by debt repayments. During 2003, we paid $10.8 million to certain shareholders in connection with the merger.

        In 2002, we repurchased 457,200 shares of Bruker Daltonics Inc. common stock and 192,422 shares of Bruker AXS Inc. common stock, at an average price of $5.10 and $3.93, respectively, in accordance with the terms of our stock repurchase plans. The Bruker AXS Inc. share number is a post-merger number which gives effect to the merger share exchange ratio. Our stock repurchase plan, announced August 26, 2002, authorizes us to repurchase up to one million shares of our common stock. During the fiscal years ended December 31, 2003 and December 31, 2004, we did not repurchase any shares.

        In July 2003, we increased our outstanding shares by 31.5 million to 86.0 million due to the merger with Bruker AXS. In conjunction with the merger, we paid $16.3 million to Bruker AXS shareholders who elected to receive 25% of their outstanding shares in cash. See Note 3 for further details regarding the merger.

        We have a demand revolving line of credit with Citizens Bank in the United States in the amount of $2.5 million. The line of credit, which is secured by portions of our inventory, receivables and equipment in the United States, is used to support our working capital requirements and expires in June 2005. As of December 31, 2004, $2.2 million under our U.S. line of credit was available. We also maintain revolving lines of credit totaling approximately $28.6 million with various German and Japanese banks. The German and Japanese lines of credits are unsecured. As of December 31, 2004, approximately $10.2 million was outstanding on our German and Japanese lines of credit.

        In addition to our lines of credit, we have both short-term and long-term notes payable with outstanding balances aggregating $29.8 million as of December 31, 2004. The interest rates on these obligations range from 1.00% to 5.10%. We entered into an interest rate swap to hedge the variability of cash flows related to changes in interest rates on borrowings of variable debt obligations and pay a 4.6% fixed rate of interest and receive a variable rate of interest based on the Bond Market Association Municipal Swap Index. The interest rate swap has a notional value of $2.2 million which decreases in conjunction with the IRB payment schedule until the interest rate swap and IRB agreements terminate in December 2013.

        The following table summarizes maturities for our significant financial obligations as of December 31, 2004 (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Short-term borrowings	10,186	10,186	—	—	—
Operating lease obligations	7,147	1,647	3,222	2,278	—
Long-term debt	29,782	2,019	2,121	17,194	8,448
Pension	8,487	4	8	8	8,467

Total contractual obligations	$55,602	$13,856	$5,351	$19,480	$16,915

        In connection with some of our outstanding debt, we are required to maintain certain financial ratios and meet other financial criteria. Additionally, we are subject to a variety of restrictive covenants that require bank consent if not met. As of December 31, 2004, the latest measurement date, we were in compliance with all financial covenants.

TRANSACTIONS WITH RELATED PARTIES

        We are affiliated, through common shareholders, with several other entities which use the Bruker name. Pursuant to an omnibus sharing agreement with our affiliates, we have entered into sharing agreements with our affiliates which provide for the sharing of specified intellectual property rights, services, facilities and other related items.

        As of December 31, 2004 and 2003, the Company has payables to related parties of $3.0 million and $6.2 million, respectively. As of December 31, 2004 and 2003, the Company has receivables from related parties of $9.5 million and $4.6 million, respectively. Payment terms on balances with related parties are similar to those with third party customers.

        Sales to related parties which are not subsidiaries of Bruker BioSciences are included in the consolidated financial statements. Such related parties are affiliated sales offices in countries in which we do not have our own distribution network. As such, these sales were primarily for resale of our products only. Sales to and purchases from related parties are intended to be at commercially reasonable arm's length terms and conditions and pricing. These sales amounted to $14.8 million, $13.0 million and $16.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. In addition, we made purchases of products and services from affiliated entities of $5.5 million, $7.1 million and $5.3 million in the years ended December 31, 2004, 2003 and 2002, respectively.

        We share various general and administrative expenses for items including umbrella insurance policies, accounting services and leases with various related parties. These general and administrative expenses amounted to $1.3 million, $1.4 million and $1.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

        The Company has investments in three non-affiliated companies. The Company recognized sales to these companies, GeneProt, Inc., Cengent Therapeutics and Affinium Pharmaceuticals Inc., of $-0-, $-0- and $40,000, respectively in 2004, $2.1 million, $0 and $0, respectively, in 2003, and $0.5 million, $0 and $0.2 million, respectively, in 2002. The Company believes these sales were recorded at arm's length conditions and in the normal course of business. We made no purchases from any of these companies during the years ended December 31, 2004, 2003 or 2002.

        On November 28, 2002, we issued 109,800 shares of restricted common stock, par value $0.01 per share, to Dr. Dieter Koch, Managing Director of Bruker Daltonik GmbH, a wholly-owned subsidiary of

Bruker Daltonics, and, at the time, a Director of Bruker Daltonics Inc., valued at approximately $0.6 million and cash of $0.6 million, in exchange for his minority interest in Bruker Saxonia Analytik GmbH, a majority-owned subsidiary of Bruker Daltonik GmbH.

        During the years ended December 31, 2004, 2003 and 2002, the Company paid $0.5 million, $1.4 million and $0.8 million to a law firm in which one of its directors is a partner.

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

Impact of Foreign Currencies

        We sell products in many countries, and a substantial portion of sales and expenses are denominated in foreign currencies, principally in the Euro. During 2004, the U.S. dollar continued to weaken against the Euro compared to 2003. This increased our consolidated revenue growth for the year ended December 31, 2004 by $16.6 million, or approximately 6%, expressed in U.S. dollars.

        While we may from time to time hedge specifically identified cash flows in foreign currencies using forward contracts, this foreign currency activity historically has not been material. The maturities of the forward exchange contracts, if or when entered into, generally would coincide with the settlement dates of the related transactions. Realized and unrealized gains and losses on these contracts would be recognized in the same period as gains and losses on the hedged items. As of December 31, 2004, there were no foreign currency forward contracts outstanding.

        Realized foreign exchange gains (losses) were approximately $(0.8) million and $1.2 million for the years ended December 31, 2004 and 2003, respectively. As we continue to expand internationally, we evaluate currency risks and may enter into foreign exchange contracts on a more consistent basis or from time to time as the circumstances require to mitigate foreign currency exposure.

        We have entered into foreign-denominated debt obligations. The currency effects of the debt obligations are reflected in interest and other income (expense), net, on the consolidated statement of operations. We also have foreign-denominated intercompany borrowing arrangements with our Bruker Daltonik GmbH subsidiary in Germany, our Bruker Daltonics GmbH subsidiary in Switzerland and our Bruker AXS GmbH subsidiary in Germany that impacted transaction gains and losses, and intercompany borrowing arrangements with our Bruker Nonius subsidiary in the Netherlands that affected accumulated other comprehensive income (loss). A 10% increase or decrease of the respective foreign exchange rate with our Bruker Daltonik GmbH subsidiary in Germany would result in a change in accumulated other comprehensive income (loss) of approximately $0.9 million. A 10% increase or decrease of the respective foreign exchange rate with our Bruker Daltonics GmbH subsidiary in Switzerland would result in a change in accumulated other comprehensive income (loss) of approximately $0.6 million. A 10% increase or decrease of the respective foreign exchange rate with our Bruker Nonius subsidiary in the Netherlands would result in a change in accumulated other comprehensive income (loss) of approximately $1.2 million or $(1.0) million, respectively. A 10% increase or decrease of the respective foreign exchange rate with our Bruker AXS subsidiary in Germany would result in a transaction gain (loss) of approximately $0.7 million or $(0.5) million, respectively.

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

        In the United States, we have entered into an interest rate swap arrangement to limit the interest rate exposure on our $2.2 million industrial revenue bond to a fixed rate of 4.6%. We pay a 4.6% fixed rate of interest and receive a variable rate of interest based on the Bond Market Association Municipal Swap Index on a $2.2 million notional amount. Net interest payments or receipts are recorded as adjustments to interest expense. In addition, the instrument is recorded at fair market value on our balance sheet, and changes in the fair market value are recorded in current earnings since the arrangement is not considered an effective hedge. As of December 31, 2004, the fair value of the instrument was approximately $0.1 million, net of tax, and is recorded as a liability on the balance sheet.

        In 2002, we entered into two derivative financial instruments; a cross currency interest rate swap and an interest rate swap. The cross currency interest rate swap of 2.0 million Euro secures a fixed interest rate of 1.75% per annum until January 4, 2012. The interest rate swap of 3.0 million Euro reduces the 6-month EURIBOR rate by 1.80% per annum until January 4, 2007. We entered into the financial instruments to manage our exposure to interest rates and foreign exchange risk. During the year ended December 31, 1999, we entered into three financial instruments; an interest rate cap, an interest rate swap and a cross currency interest rate swap. By entering into these financial instruments, we obtained the right to borrow money at lower rates of interest. We continue to hold these financial instruments until we elect to exercise the options to borrow the money. Until the instruments become an effective hedge, the instruments are considered speculative and are marked-to-market through interest and other income (expense), net, on the consolidated statement of operations. The fair value of the instruments depreciated by $0.1 million and $0.5 million during the years ended December 31, 2004 and 2003, respectively. As of December 31, 2004, the fair value of the instruments was approximately $0.1, net of tax, and is recorded as a liability on the balance sheet.

        A 10% increase or decrease in the average cost of our variable rate debt would not result in a material change in pre-tax interest expense.

Inflation

        We do not believe inflation had a material impact on our business or operating results during any of the periods presented.

RECENT ACCOUNTING PRONOUNCEMENTS

        In January 2003, the FASB issued FASB Interpretation No. ("FIN") 46(R), "Consolidation of Variable Interest Entities". This interpretation provides guidance on the identification of, and financial reporting for, variable interest entities. Variable interest entities are entities that lack the characteristics of a controlling financial interest or lack sufficient equity to finance its activities without additional subordinated financial support. FIN 46(R) requires a company to consolidate a variable interest entity if that company is obligated to absorb the majority of the entity's expected losses or entitled to receive the majority of the entity's residual returns, or both. Adoption of FIN 46(R), effective January 1, 2004, did not have a material impact on the Company's consolidated financial statements.

        In November 2004, the FASB issued SFAS No. 151 "Inventory Costs". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2005. We are currently evaluating the impact of this new Standard, but believe that it will not have a material impact on our financial position, results of operations or cash flows.

        In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share-Based Payment" ("SFAS No. 123R") that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", that was provided in Statement 123 as originally issued. As permitted by SFAS No. 123R, the Company currently accounts for share-based payments to employees using Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123R in prior periods, the impact would have approximated the amounts calculated using SFAS No. 123 as described in the disclosure of pro forma net loss and net loss per share in Note 2 to our consolidated financial statements.

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

  •
  coordinating previously autonomous departments in accounting and finance, sales and marketing, distribution, and administrative functions, and expanding and integrating information and management systems; and

  •
  minimizing disruption of the integration to the businesses.

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

If our products fail to achieve and sustain sufficient market acceptance across their broad intended range of applications, we will not generate expected revenue.

        Our business strategy depends on our ability to successfully commercialize a broad range of products based on mass spectrometry and X-ray technology for use in a variety of life science applications. We have only recently commercially launched many of our current products for sale to these markets, and many of our products have achieved only limited sales. The commercial success of our life science products depends on our obtaining continued and expanding market acceptance of our mass spectrometry and X-ray tools by pharmaceutical, biotechnology and proteomics companies and academic and government research laboratories, among others, across the wide range of applications covered by our product offerings. We may fail to achieve or sustain substantial market acceptance for our products across the full range of our intended life science applications or in one or more of our principal intended life science applications. Any such failure could decrease our sales and revenue. To succeed, we must convince substantial numbers of pharmaceutical and biotechnology companies and other laboratories to replace their existing techniques with mass spectrometry and X-ray techniques employing our systems. Limited funding available for capital acquisitions by our customers, as well as our customers' own internal purchasing approval policies, could hinder market acceptance of our products. Our intended life science customers may be reluctant to make the substantial capital investment generally needed to acquire our products or to incur the training and other costs involved with replacing their existing systems with our products. We also may not be able to convince our intended life science customers that our systems are an attractive and cost-effective alternative to other technologies and systems for the acquisition, analysis and management of molecular information. Because of these and other factors, our products may fail to gain or sustain market acceptance.

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

If the clinical proteomics and metabolomics markets do not grow as expected, we may not meet our growth expectations.

        We expect the clinical proteomics and metabolomics markets to fuel the growth of a significant portion of our business. We have invested and expect to continue to invest significant time and resources in the development of new products for this market. If this new and still evolving market does not grow and become established, we may not realize the expected profit from these research and development expenditures. If this market for our products does not grow, our expected growth rate could decline substantially, which could have a material adverse impact on our business, results of operations or financial condition. If we do not address our substantial competitive pressures, our revenues and profitability may suffer.

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

If we are unable to make successful acquisitions as a part of our growth strategy or integrate any such acquisitions, our business development may suffer.

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

        We are subject, both directly and indirectly, to the adverse impact of existing and potential future government regulation of our operations and markets. For example, exportation of our products, particularly our NBC detection products, is subject to strict regulatory control in a number of jurisdictions. The failure to satisfy export control criteria or obtain necessary clearances could delay or prevent shipment of products, which could adversely affect our revenues and profitability. Moreover, the life sciences industry, which is the market for our principal products, has historically been heavily regulated. There are, for example, laws in several jurisdictions restricting research in genetic engineering, which can operate to narrow our markets. Given the evolving nature of this industry, legislative bodies or regulatory authorities may adopt additional regulation that adversely affects our market opportunities. Additionally, if ethical and other concerns surrounding the use of genetic information, gene therapy or genetically modified organisms become widespread, we may have less demand for our products. Our business is also directly affected by a wide variety of government regulations applicable to business enterprises generally and to companies operating in the life sciences industry in particular. Failure to comply with these regulations or obtain or maintain necessary permits and licenses could result in a variety of fines or other censures or an interruption in our business operations which may have a negative impact on our ability to generate revenues. In addition, our compliance with existing regulations, such as the Sarbanes-Oxley Act of 2002, may have a material adverse impact on us. Under Section 404 of Sarbanes-Oxley, we are required to evaluate and determine the effectiveness of our internal control structure and procedures for financial reporting. Compliance with this legislation may divert management's attention and resources and cause us to incur significant expense.

We have identified material weaknesses in our internal controls. If we fail to correct these weaknesses, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

        Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, in March 2005, the Company's management determined that the Company has not maintained: at the entity-level of a significant subsidiary, an effective control environment due to the lack of financial resources in the accounting function at the significant subsidiary to ensure that transactions and account analyses and reconciliations performed in conjunction with the financial statement close process have been adequately performed and reviewed; sufficient controls at the significant subsidiary over the application of labor and overhead to end of period inventory balances; and, sufficient controls over the reconciliation of the physical existence of certain units and systems to the related inventory balance in the books and records of the significant subsidiary. As a result of these weaknesses, post-closing adjustments reflected in the accompanying financial statements for the year ended December 31, 2004 and each of the quarterly periods included therein had the effect of decreasing accounts receivable, inventory, revenue and cost of product sales and increasing inventory and cost of product sales.

        The ineffective control over the application of generally accepted accounting principles in relation to complex, non-routine transactions in the financial reporting process could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. As a result, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. The Company's management has identified the steps necessary to address the material weakness described above, and has begun to execute remediation plans, as discussed in "Section 9A. Controls and Procedures" of this Report. The Company's management believes that these corrective actions, when implemented, will address the material weaknesses described above in the near and long-term.

        Any failure to implement and maintain improvements in the internal control over our financial reporting, or difficulties encountered in the implementation of improvements in our internal control over financial reporting, could cause us to fail to meet our reporting obligations. Any failure to improve our internal controls to address identified weaknesses could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

Our success depends on our ability to operate without infringing or misappropriating the proprietary rights of others.

        Our commercial success depends on avoiding the infringement of other parties' patents and proprietary rights as well as avoiding the breach of any licenses relating to our technologies and products. Given that there may be patents of which we are unaware, particularly in the U.S. where patent applications are confidential, avoidance of patent infringement may be difficult. Various third-parties hold patents which may relate to our technology, and we may be found in the future to infringe these or other patents or proprietary rights of third parties, either with products we are currently marketing or developing or with new products which we may develop in the future. If a third party holding rights under a patent successfully asserts an infringement claim with respect to any of our current or future products, we may be prevented from manufacturing or marketing our infringing product in the country or countries covered by the patent we infringe, unless we can obtain a license from the patent holder. We may not be able to obtain a license on commercially reasonable terms, if at all, especially if the patent holder is a competitor. In addition, even if we can obtain a license, it may be non-exclusive, which will permit others to practice the same technology licensed to us. We also may be required to pay substantial damages to the patent holder in the event of an infringement. Under some circumstances in the U.S., these damages could include damages equal to triple the actual damages the patent holder incurs. If we have supplied infringing products to third parties for marketing by them or licensed third parties to manufacture, use or market infringing products, we may be obligated to indemnify these third parties for any damages they may be required to pay to the patent holder and for any losses the third parties may sustain themselves as the result of lost sales or license payments they are required to make to the patent holder. Any successful infringement action brought against us may also adversely affect marketing of the infringing product in other markets not covered by the infringement action, as well as our marketing of other products based on similar technology.

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

        Our success is highly dependent on the continued services of key management, particularly our chief executive officer, Frank. H. Laukien, as well as technical and scientific personnel. Our management and other employees may voluntarily terminate their employment with us at any time upon short notice. Specifically, Dr. Martin Haase, who served as our Senior Vice President and Director as well as President and Chief Executive Officer of Bruker AXS, left the Company for personal reasons at the end of April 2004, although he continued to serve on our board of directors through the end of 2004. We have not filled the management positions vacated by Dr. Haase by hiring additional personnel; Dr. Haase's responsibilities have been fulfilled by various existing management employees. In addition, Ms. Laura A. Francis, who served as our Chief Financial Officer and Treasurer, as well as Chief Financial Officer of Bruker AXS, also left the Company for personal reasons at the end of August 2004. In September 2004 we hired William J. Knight as our Chief Financial Officer and Treasurer. The loss of the services of Dr. Haase, Ms. Francis and any member of our senior management, technical or scientific staff may significantly delay or prevent the achievement of product development and other business objectives. Our future success will also depend on our ability to identify, recruit and retain additional qualified scientific, technical and managerial personnel. Competition for qualified personnel is intense, particularly in the areas of information technology, engineering and science, and the process of hiring suitably qualified personnel is often lengthy. If we are unable to hire and retain a sufficient number of qualified employees, our ability to conduct and expand our business could be seriously reduced.

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

We may not be able to maintain our sales and service staff to meet demand for our products and services.

        We need to expand our direct marketing and sales force as well as our service and support staff. Our future revenue and profitability will depend in part on our ability to maintain our team of marketing and service personnel. Because our products are technical in nature, we believe that our marketing, sales and support staff must have scientific or technical expertise and experience. Competition for employees with these skills is intense. We may not be able to continue to attract and retain sufficient qualified sales and service people, and we may not be able to maintain and develop an efficient and effective sales, marketing and support department. If we fail to continue to attract or retain qualified people, then our business could suffer.

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

        A significant portion of our business is conducted in currencies other than the U.S. dollar, which is our reporting currency. As a result, currency fluctuations among the U.S. dollar and the currencies in which we do business have caused and will continue to cause foreign currency transaction gains and losses. We recognize foreign currency gains or losses arising from our operations in the period incurred. In addition, currency fluctuations could cause the price of our products to be more or less competitive than our principal competitors' products. Currency fluctuations will increase or decrease our cost structure relative to those of our competitors which could lessen the demand for our products and affect our competitive position. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates.

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

        As of March 1, 2005, our majority stockholders owned, in the aggregate, approximately 58% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change in control of our company and will make some transactions difficult or impossible to accomplish without the support of these stockholders.

Other companies may have difficulty acquiring us, even if doing so would benefit our stockholders, due to provisions under our corporate charter and bylaws, as well as Delaware law.

        Provisions in our amended and restated certificate of incorporation and our bylaws, as well as Delaware law could make it more difficult for other companies to acquire us, even if doing so would benefit our stockholders. Our amended and restated certificate of incorporation and bylaws contain the following provisions, among others, which may inhibit an acquisition of our company by a third party:

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Bruker BioSciences Corporation

        We have audited the accompanying consolidated balance sheets of Bruker BioSciences Corporation (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(d). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements and financial statement schedule of Bruker AXS Inc., a wholly-owned subsidiary, which statements reflect total revenues of $104,290,000 for the year ended December 31, 2002. This statement and financial statement schedule were audited by other auditors whose report, which has been furnished to us, included an explanatory paragraph that describes the Company's adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. Our opinion, insofar as it relates to the amounts included for Bruker AXS Inc. for the year ended December 31, 2002, is based solely on the report of the other auditors.

        We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

        In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bruker BioSciences Corporation at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, based on our audits and the report of other auditors, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Bruker BioSciences Corporation's internal controls over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 24, 2005 expressed an unqualified opinion on management's assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

                      /s/ Ernst & Young LLP

Boston, Massachusetts
March 24, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Bruker BioSciences Corporation

        We have audited management's assessment, included in Management's Report on Internal Control over Financial Reporting, included at Item 9A., that Bruker BioSciences Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, because the Company did not maintain, at a significant subsidiary, an effective control environment at the entity-level, sufficient controls over the application of labor and overhead, or sufficient controls over the reconciliation of the physical existence of certain units and systems to the related inventory balance, at a significant subsidiary, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Bruker BioSciences Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified at a certain subsidiary whose operations and financial condition are significant to the Company's consolidated financial statements. These weaknesses, identified by management and included in its assessment of internal controls as of December 31, 2004 are as follows: the Company has not maintained, at the entity-level of the significant subsidiary, an effective control environment due to the lack of financial resources in the accounting function at the significant subsidiary to ensure that transactions and account analyses and reconciliations performed in conjunction with the financial statement close process have been adequately performed and reviewed; has not maintained sufficient controls at the significant subsidiary over the application of labor and overhead to end of period inventory balances and; has not maintained sufficient controls over the reconciliation of the physical existence of certain units and systems to the related inventory balance in the books and records of the significant subsidiary. As a result of these weaknesses, post-closing adjustments reflected in the accompanying financial statements for the year ended December 31, 2004 and each of the quarterly periods included therein, had the effect of decreasing accounts receivable, inventory, revenue, and cost of product sales, and increasing inventory and cost of product sales.

        These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal 2004 financial statements, and this report does not affect our report dated March 24, 2005, on those financial statements.

        In our opinion, management's assessment that Bruker BioSciences Corporation did not maintain effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Bruker BioSciences Corporation has not maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO control criteria.

                      /s/ Ernst & Young LLP

March 24, 2005
Boston, Massachusetts

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Bruker AXS Inc:

        In our opinion, the consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows of Bruker AXS Inc. and its subsidiaries (not presented separately herein) present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule of Bruker AXS Inc. and its subsidiaries (not presented separately herein) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements of Bruker AXS Inc. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        Bruker AXS Inc. adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002.

                      /s/ PricewaterhouseCoopers LLP

Milwaukee, Wisconsin
February 25, 2003

BRUKER BIOSCIENCES CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$32,547	$25,342
Short-term investments	45,144	51,495
Accounts receivable, net	57,792	50,133
Due from affiliated companies	9,530	4,556
Inventories	107,748	110,052
Other current assets	18,530	9,047

Total current assets	271,291	250,625
Property, plant and equipment, net	84,990	81,354
Restricted cash	656	155
Goodwill	10,739	10,739
Other intangible assets	1,431	1,904
Other assets	2,440	6,254

Total assets	$371,547	$351,031

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$10,186	$16,369
Current portion of long-term debt	2,019	2,218
Accounts payable	22,652	18,700
Due to affiliated companies	3,026	6,209
Customer advances	21,045	23,193
Other current liabilities	52,232	41,911

Total current liabilities	111,160	108,600
Long-term debt	27,763	26,374
Other long-term liabilities	6,691	6,621
Accrued pension	8,465	6,886
Minority interest in consolidated subsidiaries	193	124
Commitments and contingencies
Shareholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued or outstanding at December 31, 2004 and 2003	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized, 89,470,444 and 86,462,791 shares issued; 89,470,444 and 86,005,591 shares outstanding at December 31, 2004 and 2003, respectively	895	865
Additional paid-in capital	213,872	201,781
Accumulated deficit	(22,190)	(14,359)
Treasury stock, at cost, 457,200 shares at December 31, 2003	—	(2,332)
Accumulated other comprehensive income	24,698	16,471

Total shareholders' equity	217,275	202,426

Total liabilities and shareholders' equity	$371,547	$351,031

The accompanying notes are an integral part of these financial statements.

BRUKER BIOSCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
Product sales	$249,929	$239,056	$203,283
Service sales	32,298	20,325	17,157
Other sales	2,189	1,298	218

Total sales	284,416	260,679	220,658
Cost of product sales	145,188	140,597	115,698
Cost of service sales	20,752	13,732	10,355

Total cost of sales	165,940	154,329	126,053
Sales and marketing	55,976	51,707	41,618
General and administrative	20,399	17,335	15,274
Research and development	43,219	37,244	30,098
Reversal of liability accrual	—	(1,929)	—
Special charges	—	11,674	1,969

Operating income (loss)	(1,118)	(9,681)	5,646
Interest and other income (expense), net	(3,779)	998	(9,262)

Loss before provision for income taxes, minority interest in consolidated subsidiaries and cumulative effect of change in accounting principle	(4,897)	(8,683)	(3,616)
Provision for income taxes	2,865	9,724	2,781

Loss before minority interest in consolidated subsidiaries and cumulative effect of change in accounting principle	(7,762)	(18,407)	(6,397)
Minority interest in consolidated subsidiaries	69	(853)	(212)

Loss before cumulative effect of change in accounting principle	(7,831)	(17,554)	(6,185)
Cumulative effect of change in accounting principle, net of taxes	—	—	(617)

Net loss	$(7,831)	$(17,554)	$(6,802)

Loss per share—basic and diluted:	$(0.09)	$(0.22)	$(0.09)
Shares used in computing net loss per share—basic and diluted	88,495	81,280	77,483

The accompanying notes are an integral part of these financial statements.

BRUKER BIOSCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

	Shares	Amount	Additional Paid-in Capital	Accumulated Defecit	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Shareholders' Equity
Balance at December 31, 2001	76,274,776	$763	$174,418	$11,212	$—	$(5,340)	$181,053
Stock compensation related to stock options issued to non-employees	—	—	(149)	—	—	—	(149)
Stock compensation related to modification of stock options	—	—	49	—	—	—	49
Issuance of common stock for investments in other companies	109,800	1	592	—	—	—	593
Stock options exercised	16,995	—	57	—	—	—	57
Tax benefit of stock options exercised	—	—	10	—	—	—	10
Issuance of common stock, net of issuance costs	586,545	6	5,607	—	—	—	5,613
Purchase of treasury stock	—	—	—	—	(3,088)		(3,088)
Comprehensive (loss) income:
Foreign currency translation adjustments	—	—	—	—	—	8,145	8,145
Unrealized gain on available-for-sale investments	—	—	—	—	—	(20)	(20)
Changes in fair value of financial instrument designated as a hedge of interest rate exposure, net of tax benefit of $20	—	—	—	—	—	(63)	(63)
Net loss	—	—	—	(6,802)	—	—	(6,802)

Net comprehensive income							1,260

Balance at December 31, 2002	76,988,116	770	180,584	4,410	(3,088)	2,722	185,398
Shares issued in connection with the purchase of minority interest	9,662,624	97	28,458	—	—	—	28,555
Retirement of Bruker AXS Inc. treasury stock	(192,422)	(2)	(754)	—	756	—	—
Deemed dividend in connection with the Bruker AXS Inc. merger	—	—	(9,571)	(1,215)	—	—	(10,786)
Stock options issued in connection with the Bruker AXS Inc. merger	—	—	3,050	—	—	—	3,050
Stock compensation related to stock options issued to non-employees	—	—	2	—	—	—	2
Stock options exercised	4,473	—	12	—	—	—	12
Comprehensive loss:
Net loss	—	—	—	(17,554)	—	—	(17,554)
Foreign currency translation adjustments	—	—	—	—	—	13,749	13,749

Net comprehensive loss							(3,805)

Balance at December 31, 2003	86,462,791	865	201,781	(14,359)	(2,332)	16,471	202,426
Issuance of common stock, net of issuance costs	2,992,800	29	12,019	—	2,332	—	14,380
Stock options exercised	14,853	1	48	—	—	—	49
Stock compensation related to stock options issued to non-employees	—	—	24	—	—	—	24
Comprehensive loss:
Net loss	—	—	—	(7,831)	—	—	(7,831)
Unrealized loss on available-for-sale investments	—	—	—	—	—	(155)	(155)
Foreign currency translation adjustments	—	—	—	—	—	8,382	8,382

Net comprehensive income							396

Balance at December 31, 2004	89,470,444	$895	$213,872	$(22,190)	$—	$24,698	$217,275

The accompanying notes are an integral part of these financial statements.

BRUKER BIOSCIENCES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(7,831)	$(17,554)	(6,802)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	9,793	10,378	6,324
Deferred income taxes	211	3,369	(2,167)
Other special charges	—	5,128	1,190
Write down of investments and other non-cash charges	2,422	—	10,938
Provision for doubtful accounts	928	845	728
Stock compensation	24	2	(100)
Cumulative effect of change in accounting principle	—	—	617
Minority interest in consolidated subsidiary	69	(853)	(212)
Loss on disposal of assets	—	179	—
Reversal of patent litigation settlement	—	(1,929)	—
Foreign currency exchange gain on intercompany loans	—	(696)	(1,122)
Changes in operating assets and liabilities:
Accounts receivable	(13,405)	4,563	(10,614)
Inventories	8,298	5,225	(12,911)
Other assets and prepaid expenses	(2,656)	(4,741)	1,278
Accounts payable	1,842	(4,750)	2,000
Income taxes payable	(2,553)	(2,381)	1,479
Accrued pension	955	903	751
Other liabilities	1,014	(3,800)	(2,125)

Net cash used in operating activities	(889)	(6,112)	(10,748)
Cash flows from investing activities:
Purchase of property and equipment	(7,264)	(5,491)	(28,765)
Purchase of short-term investments	(5,392)	(56,782)	(7,785)
Redemption of short-term investments	11,588	27,033	47,764
Acquisition of business and minority interest, net of cash acquired	—	(5,499)	(867)
Restricted cash	(446)	27	20

Net cash (used in) provided by investing activities	(1,514)	(40,712)	10,367
Cash flows from financing activities:
Proceeds from (repayment of) short-term borrowings, net	(7,190)	3,156	5,852
Repayment of related party debt	—	—	552
Repayment of long-term debt	(458)	(2,486)	(363)
Issuance of long-term debt	—	1,987	8,162
Proceeds from issuance of common stock, net of issuance costs	14,422	(12)	8,194
Cash payments to minority shareholders, net	—	—	(319)
Cash payments to shareholders	—	(10,786)	—
Purchases of treasury stock	—	—	(3,088)

Net cash (used in) provided by financing activities	6,774	(8,141)	18,990
Effect of exchange rate changes on cash	2,834	2,496	2,034

Net (decrease) increase in cash and cash equivalents	7,205	(52,469)	20,643
Cash and cash equivalents at beginning of year	25,342	77,811	57,168

Cash and cash equivalents at end of year	$32,547	$25,342	$77,811

Supplemental disclosure of cash flow information:
Cash paid for interest	2,158	1,711	1,716
Cash paid for taxes	6,473	11,420	3,472
Noncash investing and financing activities:
Issuance of common stock for acquisistion of minority interest	—	—	593
Issuance of common stock and options exchanged related to merger	—	31,509	—

The accompanying notes are an integral part of these statements.

Bruker BioSciences Corporation

Notes to Consolidated Financial Statements

Note 1—Description of Business

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

        On July 1, 2003, the Company merged with Bruker AXS Inc. ("Bruker AXS"), with the Company surviving the merger. The consolidated financial statements for the years ended December 31, 2003 and 2002 include the retroactive effects of the merger with Bruker AXS. The consolidated financial statements have been restated by combining the historical consolidated financial statements of Bruker BioSciences Corporation with those of Bruker AXS for the years ended December 31, 2003 and 2002. In connection with the merger, the Company formed two operating subsidiaries, Bruker Daltonics Inc. ("Bruker Daltonics") and Bruker AXS, into which it transferred substantially all of the respective assets and liabilities, except cash, which remains with the parent company, Bruker BioSciences Corporation.

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

Note 2—Summary of Significant Accounting Policies

Principles of Consolidation

        The financial statements include the accounts of the Company and all majority and wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

        Cash and cash equivalents consist primarily of highly liquid investments with original maturities of three months or less at the date of acquisition. Cash and cash equivalents primarily include cash on hand, money market funds and time deposits. Time deposits represent amounts on deposit in banks and temporarily invested in instruments with maturities of three months or less at time of purchase. Certain of these investments represent deposits which are not insured by the FDIC or any other United States government agency. Cash and cash equivalents are carried at cost, which approximates market value.

Restricted Cash

        The Company is required to maintain a restricted cash balance, which has been classified as non-current, as a guarantee for the lessor of the building located in Delft, The Netherlands throughout the lease term. In addition, certain customers require the Company to provide a bank guarantee on customer advances. Generally, the lines of credit facilitate this requirement. However, to the extent the required guarantee exceeds the local line of credit availability, the Company maintains current restricted cash balances. As of December 31, 2004 and 2003, restricted cash balances were approximately $0.7 million and $0.2 million, respectively.

Short-term Investments

        The Company accounts for its short-term investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's investments, which are carried at fair value, consist of funds comprised of auction-rated securities and bond instruments and have been classified as available-for-sale at December 31, 2004 and 2003. The basis for the cost of securities sold was determined by the specific identification method. If the market values of individual securities decrease below cost for a period of six to nine months the Company deems this indicative of an other than temporary impairment and writes down the carrying amount of the investments to market value through other income (expense), net, in the accompanying statement of operations. At December 31, 2004, 2003 and 2002, there were no material realized gains or losses.

Concentration of Credit Risk

        Financial instruments which subject the Company to credit risk consist of cash and cash equivalents, short-term investments and accounts receivables. The risk with respect to cash and cash equivalents and short-term investments is minimized by the Company's policy of investing in short-term financial instruments issued by highly-rated financial institutions. The risk with respect to accounts receivables is minimized by the credit worthiness of the Company's customers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been within management's expectations. For the years ended December 31, 2004, 2003 and 2002, no sales to or receivables from any single customer exceeded 10% of the Company's product revenue or accounts receivable.

Inventories

        Inventories—Components of inventory include raw materials, work-in process, demonstration units and finished goods. Demonstration units include units which are located in the Company's demonstration laboratories and at potential customer sites and are considered available for sale. Finished goods include in-transit systems that have been shipped to the Company's customers but not installed and accepted by the customer. All inventories are stated at the lower of cost or market, cost determined principally by the first-in, first-out, ("FIFO") method for a majority of subsidiaries and by average-cost for a certain international location. The Company reduces the carrying value of its inventories for differences between the cost and estimated net realizable value taking into consideration usage in the preceding twelve months, expected demand, technological obsolescence and other information including the physical condition of demonstration and in-transit inventories.

        The Company records as a charge to cost of sales for the amount required to reduce the carrying value of inventory to net realizable value. Costs associated with the procurement and warehousing of inventories, such as inbound freight charges and purchasing and receiving costs, are included in the cost of sales line item within the statement of operations.

Property, Plant and Equipment

        Property and equipment are stated at cost less accumulated depreciation and amortization. Major improvements are capitalized while expenditures for maintenance, repairs and minor improvements are charged to expense. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation is eliminated from the accounts and any resulting gain or loss is reflected in the statement of operations. Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the assets as follows:

Building	25-39 years
Machinery and equipment	3-10 years
Computer equipment and software	3-5 years
Furniture and fixtures	3-10 years
Leasehold improvements	Lesser of 15 years or the remaining lease term

        Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was approximately $9.8 million, $10.5 million and $6.1 million, respectively. Amortization of leasehold improvements is included with depreciation in the accompanying financial statements.

Goodwill

        The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," in the first quarter of fiscal 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives not be amortized. Instead, these assets are tested for impairment on a reportable operating segment basis annually, or on an interim basis when events or changes in circumstances warrant. A reportable operating segment represents either Bruker Daltonics or Bruker AXS. The impairment test consists of a comparison of the fair value of goodwill or an intangible asset with its carrying amount with any related impairment losses recognized in earnings when incurred. Under the transitional provisions of SFAS No. 142, the Company tested goodwill for impairment as of January 1, 2002 pursuant to the method prescribed by SFAS No. 142. The Company performs its annual test for indications of impairment as of December 31 each year. The Company annually tests for impairment as of December 31, 2004 and 2003 and determined that goodwill and indefinite-lived intangible assets were not impaired.

Intangible Assets

        Intangible assets with a finite useful life are amortized on a straight-line basis over their estimated useful lives, with periods ranging from 4 to 10 years.

Investments in Other Companies

        Investment in other companies consists of equity securities of privately held companies accounted for under the cost method. The Company's ownership interest in each of these companies is less than 20%. The Company periodically evaluates the carrying value of these investments for potential impairment. If our evaluation identifies an impairment that we deem to be other than temporary, the investments are written down to their estimated fair value through a charge to current earnings. During the three years ended December 31, 2004, the Company recorded charges for impairments on these investments totaling approximately $2.3 million in 2004 and $10.9 million in 2002.

Impairment of Long-Lived Assets

        Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the quoted market price, if available, or the estimated undiscounted operating cash flows generated by those assets are less than the assets' carrying value. Impairment losses are charged to the statement of operations for the difference between the fair value and carrying value of the asset. No impairment losses were recorded on long-lived assets during the years ended December 31, 2004, 2003 and 2002.

Warranty Costs and Deferred Revenue

        The Company provides a one year parts and labor warranty with the purchase of equipment. The anticipated cost for this one-year warranty is accrued upon recognition of the sale and is included as a current liability on the accompanying balance sheets. To the extent the Company experiences increased warranty claim activity or increased costs associated with servicing those claims, its warranty accrual will increase resulting in a decreased gross profit. The Company also offers to its customers extended warranty and service agreements extending beyond the initial year of warranty for a fee. These fees are recorded as deferred revenue and amortized ratably into income over the life of the extended warranty contract.

Minority Interest in Consolidated Subsidiaries

        Minority interest in consolidated subsidiaries of $(0.2) million on the consolidated statement of operations for the year ended December 31, 2002 represents the minority public shareholders' proportionate share of net loss for Bruker AXS for the year. As of December 31, 2004 and 2003, the Company owns 100% of Bruker AXS (see Note 3). Minority interest in consolidated subsidiaries of $(0.9) million on the statement of operations for the year ended December 31, 2003, primarily represents the minority common shareholders' proportionate share of net loss prior to the merger on July 1, 2003. Minority interest on the statement of operations of $0.1 million for the year ended December 31, 2004 represents the minority common shareholders' proportionate share of the net loss of Incoatec GmbH and Baltic Scientific Instruments.

Income Taxes

        The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the asset and liability approach to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using enacted tax rates in effect for the year in which the differences are expected to be reflected in the tax return. The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.

Customer Advances

        The Company requires an advance deposit under the terms and conditions of contracts with certain customers. These deposits are recorded as a liability until revenue is recognized on the specific contract.

Other Comprehensive Income (Loss)

        Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States are included in other comprehensive income (loss), but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity, net of tax. The Company's other comprehensive income (loss) is composed of unrealized gains and losses on available-for-sale securities, unrealized losses on cash flow hedges and foreign currency translation adjustments.

Fair Value of Financial Instruments

        The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, amounts due from/to affiliated companies and long-term debt. The carrying amounts of the Company's cash and cash equivalents, available-for-sale securities, accounts receivable, accounts payable and amounts due from/to affiliated companies approximate fair value due to their short-term nature. The fair value of long-term debt is estimated based on current interest rates offered to the Company for financing arrangements with similar maturities. The recorded value of these financial instruments approximates their fair value at December 31, 2004 and 2003.

Derivative Financial Instruments

        The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") as amended. All derivatives, whether designated in hedging relations or not, are recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in the results of operations. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in accumulated other comprehensive income ("OCI") and are recognized in the results of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in the results of operations. For derivative instruments not designated as hedging instruments, changes in fair value are recognized in the results of operations in the current period.

Foreign Currency Translation

        Assets and liabilities of the Company's foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using year-end exchange rates. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a separate component of stockholders' equity. Gains and (losses) resulting from foreign currency transactions are reported in the statement of operations under the caption interest and other income (expense), net, for all periods presented.

Revenue Recognition

        The Company recognizes revenue from system sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, title and risk of loss has been transferred to the customer and collectibility of the resulting receivable is reasonably assured. Title and risk of loss is generally transferred to the customer upon receipt of a signed customer acceptance form for a system that has been shipped, installed, and for which the customer has been trained. As a result, the timing of customer acceptance or readiness could cause the Company's reported revenues to differ materially from expectations. When products are sold through an independent distributor, a strategic distribution partner or an unconsolidated affiliated distributor, which assumes responsibility for installation, the Company recognizes the system sale when the product has been shipped and title and risk of loss has been transferred. The Company's distributors do not have price protection rights or rights to return; however, our products are warranted to be free from defect for a period of one year. For arrangements with multiple elements, the Company recognizes revenue for each element based on the fair value of the element provided when all other criteria for revenue recognition have been met. The fair value for each element provided in multiple element arrangements is typically determined by referencing historical pricing policies when the element is sold separately. Changes in the Company's ability to establish the fair value for each element in multiple element arrangements could affect the timing of revenue recognition.

        Revenue from the sale of accessories and parts is recognized upon shipment and service revenue is recognized as the services are performed.

Research and Development

        Research and development costs are expensed as incurred.

Software Costs

        Purchased software is capitalized at cost and is amortized over the estimated useful life, generally three years. Software developed for use in the Company's products is expensed as incurred until technological feasibility is reasonably assured and is classified as research and development expense. Subsequent to achievement of technological feasability amounts are capitalizable, however, to date such amounts have not been material.

Advertising

        The Company expenses advertising costs as incurred. Advertising expenses were $2.2 million, $2.1 million and $2.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

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

Stock-Based Compensation

        The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure", an amendment of FASB Statement No. 123 (SFAS 148). Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant date, consistent with the methodology prescribed by SFAS 148, the Company's net loss and net loss per common share for the years ended December 31, 2004, 2003 and 2002 would have approximated the following pro forma amounts (in thousands, except per share data):

	Year Ended December 31,
	2004	2003	2002
Net loss, as reported	$(7,831)	$(17,554)	$(6,802)
Deduct:
Total stock-based compensation expense determined using fair value based method for all awards, net of taxes	(2,461)	(2,223)	(1,876)

Net loss, pro forma	$(10,292)	$(19,777)	$(8,678)

Net loss per common share:
Basic and diluted, as reported	$(0.09)	$(0.22)	$(0.09)
Basic and diluted, pro forma	$(0.12)	$(0.24)	$(0.11)

        The fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003	2002
Risk-free interest rate	3.63%	3.24%	1.63%-4.94%
Expected life of option	5 years	5 years	3-5 years
Volatility	71.5%	104.9%	116.9%
Expected dividend yield	0%	0%	0%

Earnings Per Share

        Net loss per share is calculated by dividing net loss by the weighted-average shares outstanding during the period. The diluted net loss per share computation includes the effect of shares which would be issuable upon the exercise of outstanding stock options, reduced by the number of shares which are assumed to be purchased by the Company from the resulting proceeds at the average market price during the period.

        The following table sets forth the computation of basic and diluted average shares outstanding for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002
Income available to common shareholders:
Loss before cumulative effect of change in accounting principle	$(7,831)	$(17,554)	$(6,185)
Cumulative effect of change in accounting principle, net of taxes	—	—	(617)

Net loss available to common shareholders—basic and diluted	$(7,831)	$(17,554)	$(6,802)

Weighted average shares outstanding:
Weighted average shares outstanding—basic	88,495	81,280	77,483
Effect of dilutive securities:
Stock options	—	—	—
Convertible preferred debt	—	—	—
Weighted average shares outstanding—diluted	88,495	81,280	77,483

        Stock options to purchase shares of common stock for the periods during fiscal year 2004, 2003 and 2002 were anti-dilutive and were excluded in the computation of diluted earnings per share due to the net losses for such periods. On July 1, 2003, the Company merged with Bruker AXS Inc., with the Company surviving the merger (see Note 3). All common share and per share data for prior periods has been recast to include the effects of the merger with Bruker AXS.

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

Reclassifications

        Certain reclassifications have been made to the financial statements of the prior years to conform to the current year presentation. Such reclassifications had no effect on previously reported net (loss) income or shareholders' equity.

        The Company has made adjustments to its previously issued consolidated financial statements for the years ended December 31, 2003 and 2002. These adjustments reflect reclassifications made to certain costs historically classified in sales and marketing and research and development expense to cost of sales. For the years ended December 31, 2003 and 2002, an aggregate of $6.5 million and $5.5 million, respectively, for the write-down of demonstration inventory to net realizable value was reclassified from sales and marketing and research and development expense to cost of product sales. In addition, for the years ended December 31, 2003 and 2002, $3.0 million and $1.6 million, respectively, of service costs historically classified in sales and marketing expense have been reclassified to cost of service sales.

Note 3—Merger and Acquisitions

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

        The Company engaged a third party valuation firm to assist management in appraising the fair value of certain assets acquired. The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition of the minority interest (in thousands):

Current assets	$108,326
Property, plant and equipment	23,245
Intangible assets	9,383
Other assets	2,481

Total assets	143,435
Current liabilities	39,217
Long-term debt	9,304
Other liabilities	6,328
Minority interest	125

Total liabilities assumed	54,974

Net assets	88,461
Minority interest percentage	31%

Net assets acquired	27,423
Goodwill	10,739

Total purchase price	$38,162

        The purchase price for the 31% minority interest acquired was allocated to the net assets acquired on a pro rata basis in accordance with Financial Accounting Standards Board ("FASB") Statement No. 141, "Business Combinations." Accordingly, intangible assets acquired were allocated as follows: $1.5 million to existing technology and related patents which have an estimated weighted-average useful life of four years, $0.3 million to customer relationships which have a weighted-average useful life of five years and $0.3 million to trade names which have a weighted-average useful life of ten years. In addition, $2.5 million of acquired intangible assets was assigned to in-process research and development projects that were written off at the date of acquisition in accordance with FASB Interpretation No. 4, "Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method."

        The projects that qualified as acquired in-process research and development projects were those that had not yet reached technology feasibility and for which no future alternative uses existed. The value assigned to the in-process research and development projects was determined using a discounted probable future cash flow analysis. Financial assumptions used to estimate the future cash flows were based on pricing, margins and expense levels from those historically realized by Bruker AXS. A discount rate of 45% was utilized to discount the net cash flows generated from the acquired in-process research and development. The estimates used in valuing the acquired in-process research and development were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. As of December 31, 2004, these projects were substantially complete.

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

        Charges against the purchase accounting liabilities and reserves recorded in connection with these activities during the years ended December 31, 2004 and 2003 were as follows (in thousands):

	Severance	Inventory	Customer Upgrades and Other	Total
Balance as of July 1, 2003	$765	$1,023	$370	$2,158
Cash payments	(41)	—	(171)	(212)
Non-cash charges	—	(822)	—	(822)
Foreign currency impact	78	23	10	111

Balance as of December 31, 2003	802	224	209	1,235
Cash payments	(745)	—	(177)	(922)
Non-cash charges	—	(136)	—	(136)
Adjustments to estimates	12	(87)	(34)	(109)
Foreign currency impact	(12)	(1)	2	(11)

Balance as of December 31, 2004	$57	$—	$—	$57

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

MAC Science Ltd.

        On May 13, 2002, Bruker AXS Inc. acquired substantially all of the assets and certain liabilities of MAC Science Ltd., a Yokohama, Japan-based company focused on X-ray analysis instrumentation. The results of the MAC Science operation have been included in the Bruker AXS segment from the date of acquisition. The aggregate purchase price was $3.4 million, including $0.3 million of cash plus the assumption of liabilities of $3.1 million.

        Pro forma information to reflect the BSI and MAC Science Ltd. acquisitions has not been presented as the impact on net sales and net loss and net loss per common share would not have been material.

Note 4—Accounts Receivable

        The following is a summary of trade accounts receivable at December 31, (in thousands):

	2004	2003
Gross accounts receivable	$60,484	$52,065
Allowance for doubtful accounts	(2,692)	(1,932)

Accounts receivable, net	$57,792	$50,133

Note 5—Inventories

        Inventories consisted of the following as of December 31, (in thousands):

	2004	2003
Raw materials	$30,003	$30,108
Work-in process	36,799	37,232
Demonstration units	14,558	15,497
Finished goods	26,388	27,215

Total inventories	$107,748	$110,052

        Demonstration units include systems located in the Company's demonstration laboratories and at potential customer sites and are considered available for sale. Finished goods inventories include in-transit systems that have been shipped to the Company's customers but not installed and accepted by the customer. As of December 31, 2004 and 2003 this inventory-in-transit was $18.1 million and $20.1 million, respectively.

Note 6—Property, Plant and Equipment

        The following is a summary of property, plant and equipment by major class of asset as of December 31, (in thousands):

	2004	2003
Land	$8,690	$8,503
Building and leasehold improvements	80,191	72,666
Machinery and equipment	57,626	53,081

	146,507	134,250
Less accumulated depreciation and amortization	(61,517)	(52,896)

Property and equipment, net	$84,990	$81,354

Note 7—Goodwill and Other Intangible Assets

        The following is a summary of other intangible assets subject to amortization as of December 31, (in thousands):

			2004		2003
	Useful Lives in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology and related patents	4	$1,520	$(570)	$950	$(190)	$1,330
Customer relationships	5	310	(93)	217	(30)	280
Trade names	10	310	(46)	264	(16)	294

Total amortizable intangible assets		$2,140	$(709)	$1,431	$(236)	$1,904

        For the years end December 31, 2004 and 2003, the Company recorded amortization expense of approximately $0.5 million and $0.2 million, respectively, related to other amortizable intangible assets. No amortization was recorded during the year ended December 31, 2002.

        The estimated future amortization expense related to other amortizable intangible assets is as follows (in thousands):

For the year ending December 31,	(in thousands)
2005	$473
2006	473
2007	281
2008	65
2009	31
Thereafter	108

Total	$1,431

        The carrying amount of goodwill as of December 31, 2004 and 2003 was $10.7 million and is included in the Bruker AXS segment. The Company performs its annual test for indications of impairment as of December 31st each year. The Company completed its annual test for impairment as of December 31, 2004 and 2003 and determined that goodwill was not impaired at that time.

        The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," in the first quarter of fiscal 2002. Under the transitional provisions of SFAS No. 142, the Company recorded a goodwill impairment loss associated with its Bruker Nonius reporting unit of $1.0 million, ($0.6 million, net of tax). The fair value of the reporting unit was based on projected discounted future net cash flows. In accordance with the transitional provisions of SFAS No. 142, the impairment loss has been recorded in the first quarter of 2002 as a cumulative effect of change in accounting principle.

Note 8—Accrued and Other Current Liabilities

        The following is a summary of accrued and other current liabilities as of December 31, (in thousands):

	2004	2003
Accrued compensation	$13,879	$11,943
Deferred revenue	7,167	4,562
Accrued warranty	8,052	6,510
Current portion of deferred tax liability	7,202	4,199
Income taxes payable	3,974	3,140
Accrued expenses	11,958	11,557

Total other current liabilities	$52,232	$41,911

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

        Changes in the Company's accrued warranty liability during the years ended December 31, 2004 and 2003 were as follows (in thousands):

Warranty accrual at December 31, 2002	$6,265
Accruals for warranties issued during the period	7,546
Settlements of warranty claims	(7,701)
Foreign currency impact	400

Warranty accrual at December 31, 2003	6,510
Accruals for warranties issued during the period	10,598
Settlements of warranty claims	(9,553)
Foreign currency impact	497

Warranty accrual at December 31, 2004	$8,052

Note 9—Debt

        The Company's non-related party debt obligations consisted of the following (in thousands):

	December 31,
	2004	2003
Two Euro bank loans at fixed rate of 4.65%, collateralized by land and buildings of Bruker Daltonik GmbH, monthly interest payments, due and payable through 2008	$10,462	$9,626
Euro bank loan at fixed rate of 3.05%, collateralized by land and buildings of Bruker Daltonik GmbH, monthly interest payments, due and payable through 2008	4,774	4,393
Euro bank loan at fixed rate of 2.95%, collateralized by land and buildings of Bruker Daltonik GmbH, monthly principal and interest payments due and payable through 2010	3,739	4,076
Japanese Yen bank loan at fixed rate of 1.50%, uncollateralized, quarterly principal payments of $84,000 and quarterly interest payments commencing in March 2003, due and payable through December 2005	480	776
Japanese Yen bank loan at fixed rate of 1.19%, uncollateralized, quarterly principal payments of $140,000 and quarterly interest payments commencing in June 2002, due and payable through June 2006	987	1,408
Euro bank loan at fixed rate of 4.90%, uncollateralized, monthly principal payments of $8,000 and quarterly interest payments commencing in February 2002, due and payable through February 2004	—	175
Euro mortgage loan at 6-month European Interbank Offered Rate (EURIBOR) (2.30% at December 31, 2004) plus 1.00%, collateralized by a building located in Karlsruhe, Germany, biannual principal payments of $150,000 and biannual interest payments commencing in April 2003, due and payable through October 2017	5,993	5,938
State of Wisconsin industrial revenue bonds at variable interest rate based on the Bond Market Association Municipal SWAP Index (1.99% at December 31, 2004), collateralized by an irrevocable letter of credit, annual principal payments of various amounts commencing in December 2004 and monthly interest payments, due and payable through December 2013	2,030	2,200
Japanese Yen bank loan at a fixed rate of 1.7%, uncollaterilized, quarterly principal and interest payments due and payable through 2006	1,317	—

Total long-term debt	29,782	28,592
Less: current portion of long-term debt	(2,019)	(2,218)

Total long-term debt, less current portion	$27,763	$26,374

        The industrial revenue bonds ("IRB") were entered into with the State of Wisconsin in 1999 in connection with the construction of Bruker AXS Inc.'s building in Madison, Wisconsin. Bruker AXS Inc. has an interest rate swap which has been designated as a hedge. Bruker AXS Inc. pays a 4.60% fixed rate of interest and receives a variable rate of interest based on the Bond Market Association Municipal Swap Index. The contract has a $2.2 million notional value which decreases in conjunction with the IRB payment schedule until the swap and IRB agreements terminate in December 2013. The fair value of the swap, obtained from dealer quotes, is an unrealized loss of $0.1 million and $0.2 million at December 31, 2004 and 2003, respectively. Interest payments receivable and payable under the terms of the swap are accrued over the period and are treated as an adjustment to interest expense. The letter of credit is renewable upon mutual agreement of Bruker AXS Inc. and the financial institution. If the letter of credit is not renewed and Bruker AXS Inc. is unable to obtain a similar letter of credit with another financial institution, the IRB may be callable at the option of the bond trustee. The Company's outstanding letter of credit expires in December 2006 and is collateralized by substantially all of the assets of Bruker AXS Inc. The letter of credit contains various financial and other covenants. As of December 31, 2004, the Company was in compliance with all debt covenants.

        Annual maturities of long-term non-related party debt are as follows:

2005	$2,019
2006	1,220
2007	901
2008	16,283
2009	911
Thereafter	8,448

Total	$29,782

        The Company maintains lines of credit at financial institutions in the U.S., Germany, and Japan with an aggregate maximum credit amount of approximately $31.1 million and $32.9 million at December 31, 2004 and 2003, respectively. At December 31, 2004 and 2003, the Company had borrowings of approximately $10.2 million and $16.4 million, respectively, and availability of approximately $18.4 million and $16.5 million, respectively. For the line of credit in the U.S., the Company entered into a demand revolving line of credit with Citizens Bank in the amount of $2.5 million. This line, which is secured by certain inventory, receivables and equipment in the United States, is used to provide working capital and expires in June 2005. Interest on this line of credit is at either LIBOR plus 175 basis points or the Prime Rate. The Company elects the method of interest calculation at the time the line of credit is drawn down, provided that any LIBOR-based draws must be in $0.1 million multiples. There is no commitment fee on the unused portion of the line. As of December 31, 2004, $2.2 million of the Company's U.S. line of credit was available. For the lines of credit in Germany, which are unsecured, interest is paid monthly on outstanding borrowings based on the banks' variable interest rates, which were between 6.25%-8.75% at December 31, 2004. For the lines of credit in Japan, the interest rates were between 0.86% and 1.12% at December 31, 2004. The lines of credit have no maturity date and are uncollateralized.

        Interest expense for the years ended December 31, 2004, 2003 and 2002 was $2.2 million, $1.8 million and $1.3 million, respectively.

Note 10—Derivative Instruments and Hedging Activities

        The Company is party to interest and cross currency rate swaps in order to minimize the volatility that changes in interest and foreign currency rates might have on earnings and cash flows. The Company on occasion has entered into foreign exchange rate contracts in order to minimize the volatility that fluctuations in currency exchange rates will have on the Company's cash flows related to purchases and sales denominated in foreign currencies.

        The Company has an interest rate swap arrangement to pay a 4.60% fixed rate of interest and receive a variable rate of interest based on the Bond Market Association Municipal Swap Index on a $2.2 million notional amount. This contract was considered to be an effective hedge against changes in the amount of future cash flows associated with the Company's interest payments related to its variable rate debt obligations until December 31, 2002 and, accordingly, changes in the fair value of this contract were deferred in shareholders' equity as a component of comprehensive income (loss). Effective January 1, 2003, the Company determined that this interest rate swap was no longer effective (as defined by SFAS No. 133) in offsetting the change in interest cash flows being hedged and, accordingly, the changes in the swap's fair value are being recorded in current earnings in interest and other income (expense) in the consolidated statements of operations. The amount to be recognized in earnings within the next twelve months is not expected to be significant. The fair value of the instrument was a liability of $0.1 million and $0.2 million ($0.1 million, net of tax), at December 31, 2004 and December 31, 2003, respectively. The fair values were obtained from dealer quotes.

        In 2002, the Company entered into a cross currency interest rate swap and an interest rate swap, which are currently not designated as hedges. The cross currency interest rate swap of 2.0 million Euro secures a fixed rate of 1.75% per annum payable in Japanese yen until January 4, 2012. The interest rate swap of 3.0 million Euro reduces the 6-month EURIBOR rate by 1.80% per annum until January 4, 2007. The Company entered into the financial instruments to manage its exposure to interest rates and foreign exchange risk. Fluctuations in the fair value of these instruments are recorded in interest and other income (expense).

        The notional amount of the financial instruments not designated as hedges was approximately $11.1 million and $16.3 million at December 31, 2004 and 2003, respectively. Instruments are considered speculative and fluctuations in the fair value of instruments are recorded in interest and other income (expense). The fair value of the instruments appreciated (depreciated) $(0.1) million, $0.5 million and $(0.3) million during the years ended December 31, 2004, 2003 and 2002, respectively. The aggregate fair value of speculative derivative instruments was a (liability) asset of $(0.3) million and $0.2 million as of December 31, 2004 and 2003, respectively.

Note 11—Income Taxes

        The domestic and foreign components of income (loss) before income taxes are as follows for the years ended December 31, (in thousands):

	2004	2003	2002
Domestic	$(11,041)	$(18,756)	$(9,274)
Foreign	6,144	10,073	5,658

	$(4,897)	$(8,683)	$(3,616)

        The components of the income tax provision are as follows for the years ended December 31, (in thousands):

	2004	2003	2002
Current income tax expense:
Federal	$—	$—	$223
State	63	71	197
Foreign	2,591	6,284	4,528

Total current	2,654	6,355	4,948
Deferred income tax expense (benefit)
Federal	—	2,432	245
State	—	884	(55)
Foreign	211	53	(2,357)

Total deferred	211	3,369	(2,167)

Total income tax provision	$2,865	$9,724	$2,781

        The Company has recognized an income tax provision for the three years in the period ended December 31, 2004, 2003 and 2002 due to losses in the Company's U.S. operations for which a tax benefit is not recognizable due to the uncertainty of recovery on a more likely than not basis.

        A reconciliation of the United States federal statutory tax rate to the effective income tax rate is as follows for the years ended December 31,:

	2004	2003	2002
Statutory tax rate	(34.0)%	(34.0)%	(34.0)%
Merger costs	—	9.5	—
State income taxes, net of federal benefit	0.9	3.4	(1.0)
Research and development credits	(5.7)	(3.5)	(2.8)
Acquired in-process research and development	—	9.6	—
Foreign tax rate differential	0.5	11.4	(1.4)
Other	(3.7)	1.1	6.4

Effective tax rate before valuation allowance	(42.0)	(2.5)	(33.0)
Change in valuation allowance for unbenefited losses	100.5	114.5	109.7

Effective tax rate	58.5%	112.0%	76.9%

        The tax effects of temporary items that give rise to significant portions of the deferred tax assets and liabilities are as follows as of December 31, (in thousands):

	2004	2003
	(In thousands)
Deferred tax assets:
Accounts receivable	$282	$117
Investment write-down	5,300	4,381
Inventory	3,758	3,744
Compensation	1,187	766
Intangible assets	1,571	1,626
Warranty reserve	1,045	846
Tax credit carryforwards	2,670	2,651
Net operating loss carryforwards	11,191	8,549
Accrued expenses	919	—
Other	649	185

Gross deferred tax assets	28,572	22,865
Less valuation allowance	(22,200)	(17,268)

Total deferred tax assets	6,372	5,597
Deferred tax liabilities:
Foreign statutory reserves	(6,888)	(4,533)
Excess tax over book depreciation	(4,068)	(5,056)
Other	(1,264)	(1,143)

Total deferred tax liabilities	(12,220)	(10,732)

Net deferred tax asset (liability)	$(5,848)	$(5,135)

        During 2003, the Company recorded a non-cash charge to establish a valuation allowance of $8.7 million, primarily related to deferred tax assets of its United States operations. The valuation allowance was determined in accordance with the provision of SFAS No. 109, "Accounting for Income Taxes," which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. During 2004, the Company fully reserved the tax benefit of $11.0 attributable to the Company's U.S. tax loss. Cumulative losses incurred in the U.S. jurisdiction as of December 31, 2004, represented sufficient negative evidence to record a valuation allowance under

SFAS 109. The Company intends to maintain a full valuation allowance until sufficient positive evidence exists to support the reversal of the valuation allowance.

        As of December 31, 2004, the Company has approximately $29.8 million of primarily U.S. net operating loss carryforwards available to reduce future taxable income. These net operating losses have various expiration dates through 2024. The Company also has tax credits of approximately $2.7 million available to offset future tax liabilities that expire at various dates through 2024. Undistributed earnings of foreign subsidiaries aggregated approximately $31.0 million at December 31, 2004.

        The American Jobs Creation Act of 2004 (the "Jobs Act"), enacted on October 22, 2004, provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one year period. The deduction would result in an approximately 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a Company's Chief Executive Officer and approved by the Company's Board of Directors. Certain other criteria in the Jobs Act must be satisfied as well.

        The Company is in the process of evaluating whether it will repatriate foreign earnings under the provisions of the Jobs Act. The Company expects to determine the amounts and sources of foreign earnings to be repatriated, if any, during 2005. The Company is not in a position to determine the impact of a qualifying repatriation, should it choose to make one, on its income tax expense for 2005.

Note 12—Employee Benefit Plans

        The Company maintains or sponsors various defined contribution plans and a defined benefit retirement plan that cover domestic and international employees. The Company may make contributions to these plans at its discretion. Retirement benefits earned are generally based on years of service and compensation during active employment. Eligibility is generally determined in accordance with local statutory requirements. However, the level of benefits and terms of vesting may vary among plans. The Company contributed approximately $1.0 million, $0.8 million and $0.7 million to such plans in 2004, 2003 and 2002, respectively.

        Substantially all of the Bruker AXS GmbH employees, who were employed by the Company on September 30, 1997, participate in a defined benefit pension plan. The plan provides pension benefits based upon final average salary and years of service. Benefits to other German entity employees are based on a fixed amount for each year of service. The Company has elected to recognize the impact on the projected benefit obligation when actual experience differs from actuarial assumptions on an immediate basis. The Company recognized actuarial losses (gains) of approximately $(0.3) million, $0.1 million and $0.1 million during the years ended December 31, 2004, 2003 and 2002, respectively.

        The changes in benefit obligations and plan assets under the defined benefit pension plans, accumulated benefit obligations and funded status of the plan were as follows at December 31 (in thousands):

	2004	2003
Change in benefit obligation
Benefit obligation at beginning of year	$6,778	$4,752
Service cost	626	496
Interest cost	351	303
Benefits paid	(3)	(3)
Recognized actuarial gain (loss)	(270)	143
Currency translation adjustment	600	1,087

Benefit obligation at end of year	8,082	6,778
Change in plan assets
Fair value of plan assets at beginning of year	—	—
Employer contribution	3	3
Benefits paid	(3)	(3)

Fair value of plan assets at end of year	—	—

Unfunded status	(8,082)	(6,778)
Unrecognized gains	(383)	(108)

Accrued benefit cost	$(8,465)	$(6,886)

Accumulated benefit obligation	$(8,104)	$(6,250)

        Weighted-average assumptions used to determine the projected benefit obligations for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Discount rate	5.00%	5.50%	5.75%
Expected return on assets	0.00%	0.00%	0.00%
Rate of compensation increase	3.00%	3.00%	3.00%

        The net periodic pension benefit cost includes the following components for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002
Components of net periodic benefit cost
Service cost	$626	$496	$487
Interest cost	351	303	224
Recognized actuarial loss (gain)	(270)	143	52
Amortization	(15)	(14)	(11)

Net periodic benefit cost	$692	$928	$752

        To date, the Company has not funded the plan and is not required to make contributions during 2005. The Company expects to pay approximately $4,000 in benefits per year over the next five years under the plan.

Note 13—Restructuring Charges

Bruker BioSciences 2003 Restructuring Plan

        See Note 3 for information regarding the Company's restructuring activities undertaken as a result of the merger with Bruker AXS.

Bruker AXS 2002 Restructuring Plan

        The Company's subsidiary, Bruker AXS, a reportable operating segment, implemented a restructuring program during the year ended December 31, 2002 in order to reduce costs and improve productivity by eliminating redundant positions, streamlining production and initiating cost reduction programs in all operating areas. As a result, the Company recorded a restructuring charge of approximately $1.8 million ($1.0 million, net of tax) in the third quarter of 2002. In the third quarter of 2003, the Company recorded an additional restructuring charge of $0.1 million. This charge included an increase in the workforce reduction accrual of $0.3 million related to additional costs associated with the early retirement program in Germany. This increase was offset by a reduction in the contractual obligations accrual of $0.2 million due to the Company renegotiating its penalties for terminating a contract for outsourced information technology services.

        The following table summarizes the restructuring activity and the balance of the restructuring accrual as of December 31, 2004 (in thousands):

	Workforce Reduction	Production Operations	Contractual Obligations	Engineering Inventory	Total
Balance, December 31, 2001	$—	$—	$—	$—	$—
New charge	458	699	465	145	1,767
Cash payments	(84)	—	(172)	—	(256)
Non-cash charges	—	(699)	—	(145)	(844)
Currency impact	16	—	20	—	36

Balance, December 31, 2002	390	—	313	—	703
Cash payments	(202)	—	(161)	—	(363)
Other	294	—	(172)	—	122
Currency translation adjustment	77	—	20	—	97

Balance as of December 31, 2003	$559	$—	$—	$—	$559

        Due to the impact of certain German regulatory requirements applicable to the benefits to the Company's German employees, the workforce reduction accrual remains at approximately $0.6 million at December 31, 2004 and will not be fully paid until 2008.

Bruker Daltonics 2002 Restructuring Plan

        The Company's subsidiary, Bruker Daltonics, a reportable operating segment, recorded a restructuring charge during the year ended December 31, 2002 of approximately $1.5 million related to a workforce reduction of approximately 50 employees. The charge consisted primarily of employee severance, professional fees and outplacement services. During 2002, the Company also recorded a credit of approximately $1.0 million against this reserve to reflect a revised estimate for the actual employee severance costs. All amounts related to the restructuring were fully paid in 2002 and 2003.

Note 14—Commitments and Contingencies

Operating Leases

        Certain vehicles, office equipment and buildings are leased under agreements that are accounted for as operating leases. Total rental expense under operating leases was $2.1 million $2.3 million, and $1.5 million during the years ended December 31, 2004, 2003 and 2002, respectively. Future minimum lease payments under non-cancelable operating leases at December 31, 2004 for each of the next five years are as follows (in thousands):

2005	$1,647
2006	1,674
2007	1,548
2008	1,253
2009	1,025

Total minimum lease payments	$7,147

License Agreements

        The Company has entered into license agreements allowing it to utilize certain patents. If these patents are used in connection with a commercial product sale, the Company pays royalties ranging from 0.15% to 5.00% on the related product revenues. Licensing fees for the years ended December 31, 2004, 2003 and 2002 were approximately $0.9 million, $0.8 million and $1.2 million, respectively.

Grants

        The Company's wholly-owned subsidiary, Bruker Daltonik GmbH, is the recipient of grants from German government authorities. The grants were made in connection with the Company's development of specific spectrometers and components of spectrometers. Total grants awarded to date amount to $7.4 million and the agreement under which these grants have been awarded expires in June 2005. Amounts received under these grants during 2004, 2003 and 2002 totaled $1.8 million, $1.3 million and $0.2 million, respectively, and are classified in other revenues. Total expenditures related to these grants were approximately $4.0 million, $3.1 million and $1.3 million in 2004, 2003 and 2002, respectively.

        The Company's wholly-owned subsidiary, Bruker Daltonics, is the recipient of a grant from an agency of the United States government. The grants were made in connection with the Company's development of a standalone monitor for chemical agents. All grants awarded to date occurred in 2004 and totaled $0.5 million. The agreement under which this grant was awarded was completed in December 2004. Total expenditures related to this grant approximate grant revenues received.

Legal

        Since December 31, 1996, the Company had been involved in patent litigation with a competitor, Finnigan, a subsidiary of Thermo Electron Corporation. In August 2001, the companies reached a comprehensive settlement agreement related to this litigation. The settlement agreement provides for the dismissal of all pending suits, the waiving of all damages, and a framework of licensing and arbitration for potential future patent disputes between the companies in the field of ion trap mass spectrometry (ITMS). The settlement allows both companies, as well as their distributors, to sell their unmodified ITMS systems effective immediately. As a result, the Company reduced its patent litigation accrual by approximately $1.0 million during 2002. The reduction in 2002 brought the patent litigation accrual to zero as the Company believes no further liability exists.

        During the year ended December 31, 2001, Bruker Daltonics established a reserve of $1.9 million for the possible imposition of estimated liquidated damages pursuant to a contract with the U.K. Ministry of Defense (the "MOD"). The accrual represented the projected additional costs for rework and retesting on the contract due to various technical problems associated with meeting contractual requirements. During the year ended December 31, 2003, the Company's Swiss and German subsidiaries delivered product to the MOD which met the specifications of the contract. Upon delivery of the product, the MOD agreed not to pursue any further claims for liquidated damages, other than those previously paid pursuant to the contract, and Bruker Daltonics agreed not to pursue any claims for the recovery of additional research and development expenses incurred in connection with the contract. As a result, the reserves associated with the MOD contract of $1.9 million were reversed during the year ended December 31, 2003.

        Other lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. The Company believes the outcome of these proceedings, if any, will not have a material impact on the Company's financial position or results of operations. As of December 31, 2004 and 2003, no accruals have been recorded for such potential contingencies.

Letters of Credit and Guarantees

        At December 31, 2004 and 2003, the Company had bank guarantees of $7.3 million and $8.2 million, respectively, for its customer advances. These guarantees affect the availability of its lines of credit.

Indemnifications

        The Company enters into standard indemnification arrangements in the Company's ordinary course of business. Pursuant to these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual anytime after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal.

        The Company has entered into indemnification agreements with its directors and officers that may require the Company to: indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of a culpable nature; advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified; and obtain directors' and officers' insurance if available on reasonable terms, which the Company currently has in place.

Note 15—Shareholders' Equity

Public Offering of Common Stock

        On April 28, 2004, the Company and a group of selling stockholders completed a public offering of 17,250,000 shares of its common stock, of which 3,450,000 were sold by the Company and 13,800,000 were sold by four selling stockholders, at $4.50 per share, generating net proceeds of approximately $14.4 million to the Company and approximately $58.2 million to the selling stockholders, in the aggregate.

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

Blank Check Preferred Stock

        As of December 31, 2004, 5,000,000 shares of Blank Check Preferred Stock with a stated par value of $0.01 per share have been authorized, none of which have been issued.

Redeemable Preferred Stock

        In 2001, Bruker AXS Inc. authorized and sold 5,625,000 shares of Series A Convertible Preferred Stock, $0.01 par value per share, at a price of $4.00 per share ("Series A Preferred"). Gross proceeds which totaled $22.5 million were used to pay down related party debt and third party lines of credit in full.

        Upon closing of the Company's initial public offering in December 2001, all the Series A Preferred was converted into common stock and an additional 1,298,077 shares were issued due to a beneficial conversion feature resulting in total conversion shares of 6,923,077.

        In addition, in connection with the completion of the Company's initial public offering, the preferred shareholders were entitled to certain rights with respect to registration of their 6,923,077 shares of common stock. Under the terms of these rights, if the Company proposes to register any of its securities under the Securities Act, either for the Company's own account or for the account of other security holders exercising registration rights, the holders of the 6,923,077 common shares are entitled to notice of the registration and to include their shares of common stock in the registration at the Company's expense. Additionally, the holders of these shares are entitled to demand registration rights pursuant to which they may require the Company to file a registration statement under the Securities Act at the Company's expense with respect to their shares of common stock. Further, the holders of these shares may require the Company to file additional registration statements on Form S-3 at the Company's expense. All of these registration rights are subject to the right of the underwriters of an offering to limit the number of shares included in such registration. These registration rights terminate five years after the closing of the initial public offering. In connection with the 2004 public offering, no registered rights were exercised. Accordingly, as of December 31, 2004, the number of shares for which registration rights exist total 6,923,077.

Stock Repurchase Programs

        On August 7, 2002, the Board of Directors of Bruker Daltonics approved a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of its common stock. Such purchases may be made from time to time in the open market, through privately negotiated transactions or through block purchases. Pursuant to this program, in 2002 the Company repurchased 457,200 shares of its common stock at an average price of $5.10 per share. On April 28, 2004, these shares were sold as part of the public offering of the Company's common stock.

        In August 2002, the Board of Directors of Bruker AXS Inc. authorized the repurchase of up to 2,500,000 shares of its common stock. Any purchases under the repurchase program were to be made, from time-to-time, in the open market, through block trades or otherwise, at the discretion of Company management. Bruker AXS repurchased 192,422 shares at a weighted average price of $3.93 per share for a total of approximately $0.8 million during the year ended December 31, 2002. These shares were retired in connection with the merger on July 1, 2003.

Dividends

        The terms of some of the Company's indebtedness restrict its ability to pay dividends to its shareholders.

Stock Plans

        In February 2000, the Board of Directors adopted and the stockholders approved the 2000 Stock Option Plan ("the Plan"). The Plan provides for the issuance of up to 2,200,000 shares of common stock in connection with awards under the Plan. The Plan allows a committee of the Board of Directors (the "Committee") to grant incentive stock options, non-qualified stock options, stock appreciation rights and stock awards (including the use of restricted stock and phantom shares). The Committee has the authority to determine which employees will receive the rewards, the amount of the awards and other terms and conditions of the award. Stock options to purchase shares of common stock granted by the Committee vest over a period of three-to-five years.

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

        Stock option activity for the years ended December 31, 2004, 2003 and 2002 was as follows:

	Shares Subject to Options	Weighted Average Option Price
Outstanding, December 31, 2001	2,143,679	$7.56
Granted	676,600	6.76
Exercised	(16,695)	5.27
Forfeited	(128,962)	8.63

Outstanding, December 31, 2002	2,674,622	7.32
Granted	503,125	3.84
Exercised	(4,473)	2.91
Forfeited	(78,272)	6.86

Outstanding, December 31, 2003	3,095,002	6.77
Granted	835,500	4.69
Exercised	(14,853)	3.82
Forfeited	(136,404)	5.37

Outstanding, December 31, 2004	3,779,245	$6.39

        The following table summarizes information about stock options outstanding and exercisable at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.99-3.98	1,064,667	7.2	$3.18	489,994	$3.03
3.99-5.96	1,412,219	7.3	5.11	518,735	5.26
5.97-9.94	635,010	5.7	6.80	387,065	6.82
9.95-13.92	268,099	7.0	10.97	131,725	10.89
13.93-19.89	399,250	6.2	15.61	256,912	15.62

	3,779,245	6.9	$6.39	1,784,431	$6.95

        The Company has recorded compensation income (expense) of $(24,000), $(2,000) and $100,000 for the years ended December 31, 2004, 2003 and 2002, respectively, for stock options granted to non-employees. Compensation expense is amortized on a straight-line basis over the underlying vesting terms. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model.

Note 16—Business Segment Information

        SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments in annual financial statements of public business enterprises. It also establishes standards for related disclosures about products and service, geographic areas and major customers. The Company evaluated its business activities that are regularly reviewed by the Chief Executive Officer for which discrete financial information is available. As a result of this evaluation, the Company determined that each of its subsidiaries, Bruker Daltonics and Bruker AXS, is a reportable operating segment.

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

        Selected business segment information for the years ended December 31, 2004, 2003 and 2002 is presented below (in thousands):

	Sales			Operating Income (Loss)
	2004	2003	2002	2004	2003	2002
Bruker Daltonics	$152,592	$146,749	$116,368	$4,063	$2,558	$5,745
Bruker AXS	132,622	113,930	104,290	(1,744)	(11,828)	(99)
Eliminations	(798)	—	—	—	—	—
Corporate	—	—	—	(3,437)	(411)	—

Total	$284,416	$260,679	$220,658	$(1,118)	$(9,681)	$5,646

        Total assets, capital expenditures and depreciation and amortization by segment for the years ended December 31, 2004, 2003 and 2002 are as follows (in thousands):

	Assets			Capital Expenditures			Depreciation and Amortization
	2004	2003	2002	2004	2003	2002	2004	2003	2002
Bruker Daltonics	$195,995	$181,899	$203,102	$4,887	$2,532	$15,916	$5,733	$6,297	$4,284
Bruker AXS	131,476	113,906	139,051	2,377	2,959	12,849	4,060	4,081	2,040
Corporate	229,841	215,421	—	—	—	—	—	—	—
Eliminations	(185,765)	(160,195)	—	—	—	—	—	—	—

Total	$371,547	$351,031	$342,153	$7,264	$5,491	$28,765	$9,793	$10,378	$6,324

        Long-lived assets and revenue by geographical area as of and for the years ended December 31, 2004, 2003 and 2002 is as follows (in thousands):

	Revenue
	2004	2003	2002
North America	$71,947	$56,715	$72,408
Germany	97,884	84,073	86,316
Japan	39,022	35,329	22,079
Other	75,563	84,562	39,855

Total	284,416	260,679	220,658

	Long-Lived Assets
	2004	2003
North America	$18,941	$31,001
Germany	60,772	58,220
Japan	1,434	938
Other	3,843	3,838

	84,990	93,997

        Other locations primarily include, among others, the United Kingdom, France, Italy, Spain, Belgium, The Netherlands, Scandinavia, Poland, Russia, Hungary, Slovenia, Switzerland and Austria.

Note 17—Income Statement Components

Reversal of Liability Accrual

        Reserves associated with the MOD contract of $1.9 million were reversed during the year ended December 31, 2003 (See Note 14).

Special Charges

        The components of special charges for the years ended December 31, 2003 and 2002 were as follows (in thousands):

	2003	2002
Merger transaction costs	$6,357	$—
Acquired research and development	2,482	—
Restructuring charges	895	2,269
Write-off of goodwill and other intangible assets	1,223	—
Impairment of acquired assets	717	—
Patent litigation credit	—	(300)

Special charges	$$11,674	$1,969

Other Income (Expense), Net

        The components of interest and other income (expense), net for the years ended December 31, 2004, 2003 and 2002 were as follows (in thousands):

	2004	2003	2002
Interest Income	$1,540	$1,213	$1,784
Interest expense	(2,158)	(1,750)	(1,296)
Exchange gains (losses) on foreign currency transactions	(799)	1,248	1,499
(Depreciation) appreciation of the fair value of derivative financial instruments	(37)	466	(264)
Loss on disposal of equipment	(3)	(179)	—
Other expense	—	—	(47)
Write-off of investments	(2,322)	—	(10,938)

Interest and other income (expense), net	$(3,779)	$998	$(9,262)

GeneProt, Inc.

        In November 2000, the Company acquired 909,091 shares of Series B Preferred Stock of GeneProt, Inc. in exchange for $7.0 million in cash and 79,218 shares of the Company's common stock. The acquired securities were included in investments in other companies and were accounted for under the cost method. Due to the uncertain outlook of GeneProt, management concluded that the investment suffered an impairment that was deemed to be other than temporary. As such, the Company recorded charges of $0.9 million to earnings in 2004 and $8.2 million to earnings in 2002 to write-off the investment in GeneProt.

Affinium Pharmaceuticals, Inc

        In 2001, the Company acquired 738,008 shares of Series IIA Preferred Stock of Affinium Pharmaceuticals, Inc. (formerly Integrative Proteomics, Inc.) in exchange for approximately $1 million in cash and 64,650 shares of the Company's common stock. The acquired securities were included in investments in other companies and were accounted for under the cost method. Due to the uncertain outlook of Affinium Pharmaceuticals, management concluded that the investment has suffered an impairment that was deemed to be other than temporary. As such, the Company recorded charges of $0.7 million to earnings in 2004 and $1.3 million to earnings in 2002 to write-off the investment in Affinium Pharmaceuticals.

Cengent Therapeutics

        In 2001, the Company acquired 666,667 shares of Series C Preferred Stock of Cengent Therapeutics (formerly GeneFormatics, Inc.) in exchange for approximately $1 million in cash and 61,742 shares of the Company's common stock. The acquired securities were included in investments in other companies and were accounted for under the cost method. Due to the uncertain outlook of GeneFormatics, management concluded that the investment has suffered an impairment that was deemed to be other than temporary. As such, the Company recorded charges of $0.7 million to earnings in 2004 and $1.4 million to earnings in 2002 to write-off the investment in Cengent Therapeutics.

Note 18—Related Parties

        The Company is affiliated, through common shareholders, with several other entities which use the Bruker name. The Company and its affiliates have entered into a sharing agreement which provides for the sharing of specified intellectual property rights, services, facilities and other related items.

        As of December 31, 2004 and 2003, the Company has payables to related parties of $3.0 million and $6.2 million, respectively. As of December 31, 2004 and 2003, the Company has receivables from related parties of $9.5 million and $4.6 million, respectively. Payment terms on balances with related parties are similar as those with third party customers.

        Sales to related parties which are not subsidiaries of Bruker BioSciences Corporation are included as revenues in the consolidated financial statements. Such related parties represent affiliated sales offices in countries in which the Company does not have its own distribution network. As such, these sales were primarily for resale of the Company's products only. These sales amounted to $14.8 million, $13.0 million and $16.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. In addition, the Company purchased products and services which amounted to $5.5 million, $7.1 million, and $5.3 million from affiliated entities in the year ended December 31, 2004, 2003 and 2002, respectively.

        The Company shares various general and administrative expenses for items including umbrella insurance policies, accounting services and leases with various related parties. These general and administrative expenses amounted to $1.3 million, $1.4 million and $1.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

        The Company has investments in three non-affiliated companies. The Company recognized sales to these companies, GeneProt, Inc., Cengent Therapeutics and Affinium Pharmaceuticals Inc., of $-0-, $-0- and $40,000, respectively in 2004, and $2.1 million, $0 and $0, respectively, in 2003 and $0.5 million, $0 and $0.2 million, respectively, in 2002. These sales were recorded at arm's length terms and conditions and in the normal course of business. There were no purchases from any of these companies during the years ended December 31, 2004, 2003 or 2002.

        On November 28, 2002, the Company issued 109,800 shares of its restricted common stock, par value $0.01 per share, to Dr. Dieter Koch, Managing Director of Bruker Daltonik GmbH and a Director of Bruker Daltonics Inc., valued at approximately $0.6 million and cash of $0.6 million in exchange for his minority interest in Bruker Saxonia Analytik GmbH, a majority-owned subsidiary of Bruker Daltonik GmbH.

        During the years ended December 31, 2004, 2003 and 2002, the Company paid $0.5 million, $1.4 million and $0.8 million to a law firm in which one of its directors is a partner.

Note 19—Recent Accounting Pronouncements

        In January 2003, the FASB issued FASB Interpretation No. ("FIN") 46(R), "Consolidation of Variable Interest Entities". This interpretation provides guidance on the identification of, and financial reporting for, variable interest entities. Variable interest entities are entities that lack the characteristics of a controlling financial interest or lack sufficient equity to finance its activities without additional subordinated financial support. FIN 46(R) requires a company to consolidate a variable interest entity if that company is obligated to absorb the majority of the entity's expected losses or entitled to receive the majority of the entity's residual returns, or both. Adoption of FIN 46(R), effective January 1, 2004, did not have a material impact on the Company's consolidated financial statements.

        In November 2004, the FASB issued SFAS No. 151 "Inventory Costs". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2005. The Company is currently evaluating the impact of this new Standard, but believe that it will not have a material impact on our financial position, results of operations or cash flows.

        In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share-Based Payment" ("SFAS No. 123R") that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", that was provided in Statement 123 as originally issued. As permitted by SFAS No. 123R, the Company currently accounts for share-based payments to employees using Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123R in prior periods, the impact would have approximated the amounts calculated using SFAS No. 123 as described in the disclosure of pro forma net loss and net loss per share in Note 2 to our consolidated financial statements.

Note 20—Quarterly Financial Data (Unaudited)

        The Company's common stock is trading under the symbol BRKR. A summary of operating results for the quarterly periods in the two years ended December 31, 2004 is set forth below (in thousands, except per share data):

        The Company has reclassified its previously issued consolidated financial statements for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 for accounting corrections related primarily to inventory costing. As a result of these corrections identified during the year end closing process, the Company has revised 2004 quarterly amounts previously reported as follows:

	Quarter Ended
	March 31		June 30
	As Originally Reported	As Restated	As Originally Reported	As Restated
Year ended December 31, 2004
Sales	$68,154	$68,154	$64,147	$64,147
Operating income (loss)	1,965	1,408	(5,277)	(4,986)
Net (loss) income	1,033	476	(4,681)	(4,390)
Net (loss) income per share-basic and diluted	$0.01	$0.01	$(0.05)	$(0.05)
	Quarter Ended
	September 30		December 31
	As Originally Reported	As Restated
Year ended December 31, 2004
Sales	$66,477	$66,477	$85,638
Operating income (loss)	255	(85)	2,545
Net (loss) income	(2,717)	(3,057)	(859)
Net (loss) income per share-basic and diluted	$(0.03)	$(0.03)	$(0.01)
	Quarter Ended
	March 31	June 30	September 30	December 31
Year ended December 31, 2003
Sales	$63,059	$60,903	$63,058	$73,659
Operating loss	(1,070)	(3,007)	(5,547)	(57)
Net (loss) income	(1,618)	(1,579)	(14,669)	312
Net (loss) income per share-basic and diluted	$(0.02)	$(0.02)	$(0.17)	$—

        During the first, second and third quarters of 2003, the Company recorded $3.2 million, $3.1 million, and $5.4 million in special charges related to the merger with Bruker AXS.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Our Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2004. Based upon that evaluation, and due to the material weaknesses in our internal control over financial reporting as described in our accompanying Management's Report on Internal Control Over Financial Reporting, the Company's management, including the chief executive officer and chief financial officer, concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2004.

Management's Report on Internal Control Over Financial Reporting

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The Company's internal control over financial reporting includes those written policies and procedures that:

  •
  Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

  •
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

  •
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness in internal control over financial reporting is a significant deficiency (within the meaning of PCAOB Auditing Standard No. 2), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected by employees in the normal course of their assigned functions.

        Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Management's assessment identified material weaknesses at one significant subsidiary whose operations and financial condition are significant to the Company's consolidated financial statements. These weaknesses identified by management are as follows: the Company has not maintained, at the entity-level of the significant subsidiary, an effective control environment due to the lack of financial resources in the accounting function at the significant subsidiary to ensure that transactions and account analyses and reconciliations performed in conjunction with the financial statement close process have been adequately performed and reviewed; has not maintained sufficient controls at the significant subsidiary over the application of labor and overhead to end of period inventory balances; and, has not maintained sufficient controls over the reconciliation of the physical existence of certain units and systems to the related inventory balance in the books and records of the significant subsidiary. As a result of these weaknesses, post-closing adjustments reflected in the accompanying financial statements for the year ended December 31, 2004 and each of the quarterly periods included therein had the effect of decreasing accounts receivable, inventory, revenue and cost of product sales and increasing inventory and cost of product sales.

        Because of the material weaknesses described above, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004 within the context of the COSO framework. The Company's independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on management's assessment of internal controls over financial reporting, a copy of which appears herein on page 55.

Remediation Steps to Address the Material Weaknesses

        To remediate the material weaknesses, identified at one of the Company's significant subsidiaries, in internal control over financial reporting, the Company will first evaluate the roles and functions within the significant subsidiary's accounting department and add additional resources to support the controls surrounding inventory costing and the financial statement close process. Temporary staff may be used to perform additional procedures while management evaluates resources and systems. Permanent resources are intended to be in place by the end of the second quarter of 2005. The additional resources together with the current accounting staff are intended to improve existing policies and procedures to enable proper financial reporting at March 31, 2005 and thereafter.

        In addition to augmenting the Company's accounting personnel in the near term, management's long-term goal is to automate and establish certain preventative controls through the implementation of a more integrated Manufacturing Resource Planning (MRP) system. Management expects the complete implementation of such an MRP system will require approximately 12-15 months.

        Management believes that the above measures, when implemented, will address the material weaknesses described above in the near and long-term. The Audit Committee and management will continue to monitor the effectiveness of our internal controls and procedures on an ongoing basis and will take further action, as appropriate.

Changes in Internal Control over Financial Reporting

        There were no changes in the Company's internal control over financial reporting during the quarterly period ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. However, as described above, management is currently implementing enhancements to the Company's internal control over financial reporting to address the material weaknesses identified in one subsidiary of the Company, discussed above.

        As of the end of the period covered by this report, we have not remediated the material weaknesses in our internal control over financial reporting. We have, however, in connection with our year-end post-closing adjustments performed extensive procedures in areas affected by the material weaknesses identified in our report on internal control in an effort to ensure that the 2004 consolidated financial statements, after inclusion of our post-closing adjustments, are fairly stated in all material respects. Furthermore, as soon as practicable, we intend to take the remedial actions described above under the caption "Remediation Steps to Address the Material Weaknesses."

        The statements contained in Exhibits 31.1 and 31.2 should be considered in light of, and read together with, the information set forth in this Item 9A.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

ITEM 9B. OTHER INFORMATION

        None.

PART III

        In accordance with General Instruction G(3) to Form 10-K, except as set forth below, the information called for by Items 10, 11, 12, 13 and 14 is incorporated by reference from the registrant's definitive proxy statement for the 2005 Annual Meeting of Stockholders.

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

Item 11. EXECUTIVE COMPENSATION

        The information required to be disclosed by this Item pursuant to Item 402 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on May 12, 2005 under the caption "Summary of Executive Compensation," and is incorporated in this annual report on Form 10-K by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information

PLAN CATEGORY	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,779,425	$6.39	2,540,575
Equity compensation plans not approved by security holders	N/A	N/A	N/A

TOTAL	3,779,425	$6.39	2,540,575

PART IV

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required to be disclosed by this Item pursuant to Item 404 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on May 12, 2005 under the caption "Certain Relationships and Related Transactions," and is incorporated in this annual report on Form 10-K by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required to be disclosed by this Item pursuant to Item 9(e) of Schedule 14A is contained in the proxy statement for our annual meeting of stockholders to be held on May 12, 2005 under the caption "Report of the Audit Committee", and is incorporated in this annual report on Form 10-K by reference.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  Financial Statements and Schedules

  (1)
  Financial Statements

        The following consolidated financial statements of Bruker BioSciences Corporation are filed as part of this report under Item 8.—Financial Statements and Supplementary Data

    (2)
    Financial Statement Schedules

Page
Report of Independent Registered Public Accounting Firm	54
Schedule II—Valuation and Qualifying Accounts	98
    (3)
    Exhibits

            See (b) below.

  (b)
  List of Exhibits

Exhibit No.	Title
3.1	Amended and Restated Certificate of Incorporation of the Registrant(1)
3.2	Amended and Restated Bylaws of the Registrant(1)
4.1	Specimen stock certificate representing shares of common stock of the Registrant(1)
4.2	Specimen stock certificate representing shares of common stock of the Registrant(5)
10.1	Amended and Restated 2000 Stock Option Plan(4)
10.2	Sharing Agreement dated as of February 28, 2000 among the Registrant and 13 affiliates of the Registrant(1)
+10.3	License Agreement dated August 10, 1998 between the Registrant and Indiana University's Advanced Research & Technology Institute(1)
+10.4	ITMS Collaboration Agreement by and between Hewlett-Packard, the Registrant and Bruker Daltonik GmbH, dated April 28, 1999(1)
+10.5	Collaboration Agreement dated December 4, 1997 between Bruker-Franzen Analytik GmbH and Sequenom Instruments GmbH(1)
+10.6	Agreement by and between the Bruker Daltonik GmbH, Bruker Saxonia Analytik GmbH and Bruker Optik GmbH dated March 31, 2000(1)
+10.10	Supply Agreement dated March 30, 1998 between the Registrant and Fairchild Imaging Inc., formerly known as Lockheed Martin Fairchild Systems(3)
+10.11	Supply Agreement dated October 1, 1998 between Bruker AXS GmbH and GKSS Forschungszentrum Geesthacht GmbH, as amended(3)

+10.12	Development Agreement dated July 31, 1997 between Bruker AXS GmbH and Siemens Aktiengesellschaft Berlin und Munchen Bereich Medizinische Technik(3)
+10.13	Development Agreement (Agreement 99.06) dated May 5, 1999 between Bruker AXS GmbH and Baltic Scientific Instruments(3)
+10.14	Development Agreement (Agreement 99.10) dated October 7, 1999 between Bruker AXS GmbH and Baltic Scientific Instruments(3)
+10.19	Agreement on Development, Supply and Marketing dated August 2, 2001 between Bruker AXS GmbH and Siemens Medical Solutions Rontgenwerk Rudolstadt(3)
10.21	Lease for Office Space in Delft, The Netherlands dated October 12, 2001 between Bruker Nonius B.V. and Van Haaren Beheer B.V.(3)
+10.22	Memorandum of Agreement for Strategic Collaboration dated October 16, 2001 between the Registrant and Fairchild Imaging, Inc.(3)
10.25	Employment Offer Letter dated as of September 27, 2004 from Bruker BioSciences Corporation to William J. Knight(6)
10.26	Company's form of Incentive Stock Option Agreement(6)
21.1	Subsidiaries of the Registrant(7)
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm(7)
23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm(7)
24.1	Power of attorney (included on page 99)
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(7)
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(7)
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(8)
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(8)

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

(4)
Incorporated by reference from our registration statement on Form S-4, registration number 333-104885, declared effective by the Securities and Exchange Commission on May 19, 2003.

(5)
Incorporated by reference from our registration statement on Form S-3, registration number 333-113774, declared effective by the Securities and Exchange Commission on April 23, 2004.

(6)
Incorporated by reference from our Current Report on Form 8-K, dated September 27, 2004 and filed with the Securities and Exchange Commission on October 12, 2004.

(7)
Filed herewith.

(8)
Furnished herewith.

+
Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Commission.

(d)
Financial Statement Schedules

          Schedule II—Valuation and Qualifying Accounts (in thousands)

	Balance at Beginning of Period	Additions Charged to Earnings	Deductions Amounts Written Off	Balance at End of Period
Allowance Deducted in Balance Sheet from the assets to which they apply:
For the year ended December 31, 2004 Allowance for doubtful accounts	$1,932	$928	$(168)	$2,692
For the year ended December 31, 2003 Allowance for doubtful accounts	$1,087	1,121	(276)	1,932
For the year ended December 31, 2002 Allowance for doubtful accounts	$589	666	(168)	1,087

        All other schedules have been omitted since they are either not applicable, not required or the information is included elsewhere herein.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUKER BIOSCIENCES CORPORATION
Date: March 31, 2005	By:	/s/ FRANK H. LAUKIEN, PH.D. Name: Frank H. Laukien, Ph.D. Title: President, Chief Executive Officer and Chairman

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

Name	Title	Date

/s/ FRANK H. LAUKIEN, PH.D. Frank H. Laukien, Ph.D.	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 31, 2005
/s/ WILLIAM J. KNIGHT William J. Knight	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2005
/s/ M. CHRISTOPHER CANAVAN, JR. M. Christopher Canavan, Jr.	Director	March 31, 2005
/s/ TAYLOR J. CROUCH Taylor J. Crouch	Director	March 31, 2005
/s/ DANIEL S. DROSS Daniel S. Dross	Director	March 31, 2005
/s/ COLLIN D'SILVA Collin D'Silva	Director	March 31, 2005
/s/ RICHARD D. KNISS Richard D. Kniss	Director	March 31, 2005

/s/ JOERG C. LAUKIEN Joerg C. Laukien	Director	March 31, 2005
/s/ WILLIAM A. LINTON William A. Linton	Director	March 31, 2005
/s/ RICHARD M. STEIN Richard M. Stein	Director	March 31, 2005
/s/ BERNHARD WANGLER Bernhard Wangler	Director	March 31, 2005

QuickLinks

BRUKER BIOSCIENCES CORPORATION Annual Report on Form 10-K Table of Contents
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
BRUKER BIOSCIENCES CORPORATION CONSOLIDATED BALANCE SHEETS (in thousands, except per share data)
BRUKER BIOSCIENCES CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)
BRUKER BIOSCIENCES CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) (in thousands, except share data)
BRUKER BIOSCIENCES CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
Bruker BioSciences Corporation Notes to Consolidated Financial Statements
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
PART IV
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
  ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES