Form 10-Q
period 2005-03-31
BRUKER BIOSCIENCES CORP
filed 2005-05-10
CIK 1109354

Use these links to rapidly review the document
TABLE OF CONTENTS

U.S.
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005
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

        Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    No

        Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes    No

        As of May 6, 2005, there were 89,470,853 shares of the Registrant's common stock outstanding.

Bruker BioSciences Corporation

Form 10-Q

For the Quarter Ended March 31, 2005

PART I FINANCIAL INFORMATION

ITEM 1: Financial Statements

Bruker BioSciences Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$84,822	$77,691
Accounts receivable, net	57,091	57,792
Due from affiliated companies	9,973	9,530
Inventories	103,444	107,748
Other current assets	16,936	18,530

Total current assets	272,266	271,291
Property, plant and equipment, net	80,033	84,990
Intangibles and other assets	15,149	15,266

Total assets	$367,448	$371,547

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$15,740	$12,205
Accounts payable	16,585	22,652
Due to affiliated companies	6,757	3,026
Customer advances	24,078	21,045
Other current liabilities	48,543	52,232

Total current liabilities	111,703	111,160
Long-term debt	26,263	27,763
Other long-term liabilities	17,035	15,349
Commitments and contingencies (Note 12)
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued or outstanding at March 31, 2005 or December 31, 2004	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized, 89,470,853 and 89,470,444 shares issued at March 31, 2005 and December 31, 2004, respectively	895	895
Other stockholders' equity	211,552	216,380

Total shareholders' equity	212,447	217,275

Total liabilities and shareholders' equity	$367,448	$371,547

See the accompanying notes to financial statements.

Bruker BioSciences Corporation

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
		(Restated)
Product sales	$66,824	$59,037
Service sales	7,755	8,865
Other sales	332	252

Total sales	74,911	68,154
Cost of product sales	38,265	33,939
Cost of service sales	5,267	6,052

Total cost of sales	43,532	39,991
Sales and marketing	12,152	12,672
General and administrative	5,668	4,143
Research and development	11,020	9,940

Operating income	2,539	1,408
Interest and other income (expense), net	(130)	99

Income before provision for income taxes and minority interest in consolidated subsidiaries	2,409	1,507
Provision for income taxes	1,925	1,020

Income before minority interest in consolidated subsidiaries	484	487
Minority interest in consolidated subsidiaries	67	11

Net income	$417	$476

Net income per common share—basic and diluted	$0.00	$0.01
Weighted average common shares outstanding:
Basic	89,471	86,463
Diluted	89,581	86,793

See the accompanying notes to financial statements.

Bruker BioSciences Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
		(Restated)
Operating activities:
Net cash provided by (used in) operating activities	$5,189	$(4,109)
Investing activities:		—
Purchases of property and equipment	(551)	(1,015)
Purchase of short-term investments	—	(975)
Redemption of short-term investments	93	—
Other investments	—	62
Changes in restricted cash	(83)	—

Net cash used in investing activities	(541)	(1,928)
Financing activities:
Proceeds from short-term borrowings, net	4,710	4,974
Repayment of long-term debt, net	(594)	(75)
Proceeds from issuance of common stock	1	1

Net cash provided by financing activities	4,117	4,900
Effect of exchange rate changes on cash	(1,634)	(83)

Net change in cash and cash equivalents	7,131	(1,220)
Cash, cash equivalents and short-term investments at beginning of period	77,691	62,642

Cash, cash equivalents and short-term investments at end of period	$84,822	$61,422

See the accompanying notes to financial statements.

Bruker BioSciences Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Description of Business and Basis of Presentation

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

        The financial statements represent the consolidated accounts of Bruker BioSciences Corporation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements as of and for the three months ended March 31, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X. The December 31, 2004 balance sheet is the balance sheet included in the audited financial statements as shown in the Company's 2004 Annual Report on Form 10-K. Accordingly, the financial information presented herein does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

        The Company reports financial results on the basis of two reportable segments; Bruker Daltonics and Bruker AXS. Bruker Daltonics is in the business of manufacturing and distributing mass spectrometry instruments that can be integrated and used along with other analytical instruments. Bruker AXS is in the business of manufacturing and distributing advanced X-ray instrumentation used in non-destructive molecular and elemental analysis in academic, research and industrial applications.

        For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

2. Restatement of Financial Statements

        The Company has restated its previously issued consolidated financial statements for the quarter ended March 31, 2004. Certain costs historically classified in sales and marketing and research and development expense were reclassified to cost of sales. For the quarter ended March 31, 2004, approximately $2.0 million related to the write-down of demonstration inventory to net realizable value was reclassified from sales and marketing and research and development expense to cost of product sales. In addition, $1.6 million of service costs historically classified in sales and marketing expense have been reclassified to cost of service sales. The Company also made changes to the consolidated financial statements for the quarter ended March 31, 2004 increasing cost of product sales by $0.7 million and decreasing sales and marketing expense by $0.1 million for accounting corrections related primarily to inventory costing identified during the 2004 year-end closing process. The accounting corrections identified during the 2004 year-end closing process impacted the Company's U.S. operations and no tax benefit was realized on these adjustments.

3. Stock Compensation Arrangements

        The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," an amendment of FASB Statement No. 123 (SFAS 148). Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant date, consistent with the methodology prescribed by SFAS 148, the Company's net income (loss) and net income (loss) per common share for the three months ended March 31, 2005 and 2004 would have approximated the following pro forma amounts (in thousands, except per share data):

	2005	2004
Net income, as reported	$417	$476
Deduct:
Total stock-based compensation expense determined using fair value based method for all awards, net of taxes	(638)	(615)

Net income (loss), pro forma	$(221)	$(139)

Net inome (loss) per common share:
Basic and diluted, as reported	$0.00	$0.01
Basic and diluted, pro forma	$0.00	$0.00

        The fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004
Risk-free interest rate	3.83%	3.63%
Expected life of option	5 years	5 years
Volatility	69.7%	71.5%
Expected dividend yield	0%	0%

4. Inventories

        Inventories consisted of the following as of March 31, 2005 and December 31, 2004 (in thousands):

	March 31, 2005	December 31, 2004
Raw materials	$28,235	$30,003
Work-in process	33,517	36,799
Demonstration units	15,870	14,558
Finished goods	25,822	26,388

Total inventories	$103,444	$107,748

5. Goodwill and Other Intangible Assets

        The following is a summary of other intangible assets subject to amortization as of March 31, 2005 and December 31, 2004 (in thousands):

			March 31, 2005		December 31, 2004
	Useful Lives in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology and related patents	4	$1,520	$(665)	$855	$(570)	$950
Customer relationships	5	310	(109)	201	(93)	217
Trade names	10	310	(54)	256	(46)	264

Total amortizable intangible assets		$2,140	$(828)	$1,312	$(709)	$1,431

        For each of the three months ended March 31, 2005 and 2004, the Company recorded amortization expense of approximately $0.1 million related to other amortizable intangible assets.

        The estimated future amortization expense related to other amortizable intangible assets is as follows (in thousands):

For the year ending December 31,	(in thousands)
2005(a)	$354
2006	473
2007	281
2008	65
2009	31
Thereafter	108

Total	$1,312

(a)
Amount represents estimated amortization expense for the remaining nine months ending December 31, 2005.

        The carrying amount of goodwill as of March 31, 2005 and December 31, 2004 was $10.7 million and is included in the Bruker AXS segment. The Company performs its annual test for indications of impairment as of December 31st each year. The Company completed its annual test for impairment as of December 31, 2004 and determined that goodwill was not impaired at that time.

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

        Changes in the Company's accrued warranty liability during the three months ended March 31, 2005 were as follows (in thousands):

Warranty accrual at December 31, 2004	$8,052
Accruals for warranties issued during the period	2,265
Settlements of warranty claims	(2,124)
Foreign currency impact	(263)

Warranty accrual at March 31, 2005	$7,930

7. Provision for Income Taxes

        For the three months ended March 31, 2005, the Company recorded an income tax provision of $1.9 million compared with an income tax provision of $1.0 million for the three months ended March 31, 2004. In the United States, any income tax provision or benefit is currently recorded as an adjustment to the valuation allowance until sufficient positive evidence exists to support the reversal of a full valuation allowance which was established in 2003.

8. Employee Benefit Plans

        The Company has a defined benefit retirement plan that covers substantially all employees of the Bruker AXS German subsidiary who were employed on September 30, 1997. The plan provides pension benefits based upon final average salary and years of service.

        The net periodic pension benefit cost includes the following components during the three months ended March 31, 2005 and 2004 (in thousands):

	2005	2004
Components of net periodic benefit cost
Service cost	$165	$156
Interest cost	100	88
Recognized actuarial loss	205	—
Amortization	(5)	(15)

Net periodic benefit cost	$465	$229

        To date, the Company has not funded the defined benefit plan and is not required to make contributions during the remainder of 2005.

9. Earnings Per Share

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

        The following table sets forth the computation of basic and diluted average shares outstanding for the three months ended March 31, 2005 and 2004 (in thousands):

	2005	2004
Net income, as reported	$417	$476

Weighted average shares outstanding:
Weighted average shares outstanding—basic	89,471	86,463
Net effect of dilutive stock options—based on treasury stock method	110	330

Weighted average shares outstanding—diluted	89,581	86,793

Net income per share—basic and diluted	$0.00	$0.01

10. Interest and Other Income (Expense), Net

        The components of interest and other income (expense), net, were as follows for the three months ended March 31, 2005 and 2004 (in thousands):

	2005	2004
Interest income	$667	$241
Interest expense	(362)	(411)
Exchange gains (losses) on foreign currency transactions	(446)	351
Depreciation of the fair value of derivative financial instruments	—	(79)
Other expense	11	(3)

Interest and other income (expense), net	$(130)	$99

11. Comprehensive Income (Loss)

        Comprehensive income (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in other comprehensive income (loss), but excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders' equity, net of tax. The following is a summary of comprehensive income (loss) for the three months ended March 31, 2005 and 2004 (in thousands):

	2005	2004
Net income	$417	$476
Foreign currency translation adjustments	(5,272)	(2,469)

Total comprehensive income (loss)	$(4,855)	$(1,993)

12. Commitments and Contingencies

        Lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. The Company believes the outcome of these proceedings, if any, will not have a material impact on the Company's financial position or results of operations.

Letters of Credit and Guarantees

        As of March 31, 2005 and December 31, 2004, the Company had bank guarantees of $5.8 million and $7.3 million, respectively, for its customer advances. These bank guarantees affect the availability of the Company's lines of credit.

13. Business Segment Information

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

        Selected reportable segment financial information for the three months ended March 31, 2005 and 2004 is presented below (in thousands):

	Sales		Operating income
	2005	2004	2005	2004
Bruker Daltonics	$42,644	$38,827	$2,975	$1,778
Bruker AXS	32,513	29,327	821	(170)
Corporate	(246)	—	(1,257)	(200)

Total	$74,911	$68,154	$2,539	$1,408

14. Recent Accounting Pronouncements

        In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share-Based Payment" ("SFAS No. 123R") that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," that was provided in Statement 123 as originally issued. As permitted by SFAS No. 123R, the Company currently accounts for share-based payments to employees using Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R fair value method will have a significant impact on the Company's results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123R in prior periods, the impact would have approximated the amounts calculated using SFAS No. 123 as described in the disclosure of pro forma net loss and net loss per share in Note 3 to our consolidated financial statements.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and the notes to those statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q and in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2004.

        Statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations which express that we "believe," "anticipate," "expect" or "plan to," as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Actual events or results may differ materially from those set forth in forward-looking statements. Certain factors that might cause such a difference are discussed in "Factors Affecting Our Business, Operating Results and Financial Condition" set forth in our Annual Report on Form 10-K for the year ended December 31, 2004.

OVERVIEW

Bruker BioSciences

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

        The Company has made adjustments to its previously issued consolidated financial statements for the quarter ended March 31, 2004. These adjustments reflect reclassifications made to certain costs historically classified in sales and marketing and research and development expense to cost of sales. For the quarter ended March 31, 2004, approximately $2.0 million related to the write-down of demonstration inventory to net realizable value was reclassified from sales and marketing and research and development expense to cost of product sales. In addition, for the quarter ended March 31, 2004, $1.6 million of service costs historically classified in sales and marketing expense have been reclassified to cost of service sales. The Company also made changes to the consolidated financial statements for the quarter ended March 31, 2004 increasing cost of product sales by $0.7 million and decreasing sales and marketing expense by $0.1 million for accounting corrections related primarily to inventory costing identified during the 2004 year-end closing process. The accounting corrections identified during the 2004 year-end closing process impacted the Company's U.S. operations and no tax benefit was realized on these adjustments.

        For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

        The Company reports financial results on the basis of two reportable segments; Bruker Daltonics and Bruker AXS. Bruker Daltonics is in the business of manufacturing and distributing mass spectrometry instruments that can be integrated and used along with other analytical instruments. Bruker AXS is in the business of manufacturing and distributing advanced X-ray instrumentation used in non-destructive molecular and elemental analysis in academic, research and industrial and security applications.

Bruker Daltonics

        The performance of the Bruker Daltonics business is driven by its products in life-science mass spectrometry and Nuclear, Biological and Chemical ("NBC") detection. During the first quarter of 2005, revenues increased by 9.8% over the comparable period in 2004. In the fourth quarter of 2004, we introduced several new products, of which the most significant introductions were our next generation high-end ultraflex II TOF/TOF system, which provides additional research capabilities in expression and clinical proteomics, as well as our pre-spotted anchor chip for MALDI-TOF for expression proteomics. During the first quarter of 2005, we introduced additional new products including, among others, our microTOF-Q, HCTultra and Apollo II ion funnel electrospray ionization source. We expect these new product introductions to contribute to our revenue growth in future periods.

Bruker AXS

        The analytical X-Ray performance of the Bruker AXS business is driven by its products in single crystal X-ray diffraction ("SCD"), polycrystalline X-ray diffraction ("XRD"), X-ray flourescence ("XRF") as well as thermal analyzers. During the first quarter of 2005, revenues increased by 10.9% over the comparable period in 2004. During the second half of 2004 and the first quarter of 2005, Bruker AXS introduced a series of new products in life sciences SCD and materials research XRD in order to regain growth in the marketplace. In life sciences SCD, we introduced the MICROSTAR™ high brilliancy X-Ray source and in materials research XRD we introduced our new D8 SuperSpeed™ solutions with integrated, high-power X-Ray source technology, the Vantec-1™ X-Ray detector technology to provide higher speed and sensitivity compared to other available products on the market, and our new VANTEC-2000 two- dimensional X-ray detector. We expect these new products to continue to contribute to our revenue growth in future periods.

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

Results of Operations

Three months ended March 31, 2005 compared to the three months ended March 31, 2004

        The Company, as discussed above, has restated its previously issued consolidated financial statements for the quarter ended March 31, 2004. These adjustments are reflected in the following tables and discussions within Management's Discussion and Analysis of Financial Condition and Results of Operations.

Sales

        The following table presents sales, change in sales and sales growth by reportable segment for the three months ended March 31, 2005 and 2004 (dollars in thousands):

	2005	2004	$ Change	Percentage Change
Bruker Daltonics(a)	$42,644	$38,827	$3,817	9.8%
Bruker AXS	32,513	29,327	3,186	10.9%
Eliminations	(246)	—	(246)

Total sales	$74,911	$68,154	$6,757	9.9%

(a)
Includes other sales of $0.3 million and $0.2 million for the three months ended March 31, 2005 and 2004, respectively, related to grant revenue received for research and development projects.

        Bruker Daltonics' sales increased by $3.8 million, or 9.8%, to $42.6 million for the three months ended March 31, 2005 compared to $38.8 million for the comparable period in 2004. Included in this change in sales is approximately $1.4 million from the impact of foreign exchange. Excluding the effect of foreign exchange, sales would have increased by 6.3%. The increase in sales excluding the effect of foreign exchange is a result of an increase in the number of life science and NBC systems sold year-over-year, partially offset by pricing pressures due to increased competition. Included in other sales for the three months ended March 31, 2005 and 2004 are grant revenues from various projects for early-stage research and development projects funded by the German government. Life science systems, NBC detection systems and aftermarket sales as a percentage of Bruker Daltonics' product and service sales were as follows during the three months ended March 31, 2005 and 2004:

	2005		2004
	Sales	Percentage of Segment Product and Service Sales	Sales	Percentage of Segment Product and Service Sales
Life Science Systems	$29,641	70.2%	$28,077	71.9%
NBC Detection Systems	4,317	10.2%	3,410	8.7%
Bruker Daltonics Aftermarket	8,354	19.6%	7,537	19.3%

Total Product and Service Sales	$42,312	100%	$39,024	100%

        Bruker AXS' sales increased by $3.2 million, or 10.9%, to $32.5 million for the three months ended March 31, 2005 compared to $29.3 million for the comparable period in 2004. Included in this change in sales is approximately $1.3 million from the impact of foreign exchange. Excluding the effect of foreign exchange, sales would have increased by 6.4%. The increase in sales excluding the effect of foreign exchange is driven by growth in SCD our life sciences and materials research XRD system sales and continued strong aftermarket sales, partially offset by reduced XRF elemental composition system sales. X-ray systems and aftermarket sales as a percentage of Bruker AXS' product sales were as follows during the three months ended March 31, 2005 and 2004:

	2005		2004
	Sales	Percentage of Segment Product and Service Sales	Sales	Percentage of Segment Product and Service Sales
X-Ray Systems	$22,163	68.2%	$19,650	67.0%
Bruker AXS Aftermarket	10,350	31.8%	9,677	33.0%

Total Product and Service Sales	$32,513	100%	$29,327	100%

Cost of Sales

        The following table presents cost of product and service sales and cost of product and service sales as a percentage of product and service sales by reportable segment for the three months ended March 31, 2005 and 2004 (dollars in thousands):

	2005		2004
	Cost of Sales	Gross Profit Margin	Cost of Sales	Gross Profit Margin
Bruker Daltonics	$24,566	41.9%	$22,129	42.6%
Bruker AXS	19,212	40.9%	17,862	39.1%
Eliminations	(246)		—

Total cost of sales	$43,532	41.6%	$39,991	41.1%

        Bruker Daltonics' cost of product and service sales for the three months ended March 31, 2005 were $24.6 million, or a gross profit margin of 41.9%, compared to $22.1 million, or a gross profit margin of 42.6% for the comparable period in 2004. The decrease in gross profit margins is attributable to pricing pressures due to increased competition, partially offset by an unprofitable multi-year contract with the U.K. Ministry of Defense which was completed in the second half of 2004.

        Bruker AXS' cost of product and service sales for the three months ended March 31, 2005 were $19.2 million, or a gross profit margin of 40.9%, compared to $17.9 million, or a gross profit margin of 39.1% for the comparable period in 2004. The increase in gross profit margins is primarily due to certain manufacturing efficiencies being realized and reduced quality costs, including warranty expenses, as improvements have been made to new products introduced during 2004.

Sales and Marketing

        The following table presents sales and marketing expense and sales and marketing expense as a percentage of product and service sales by reportable segment for the three months ended March 31, 2005 and 2004 (dollars in thousands):

	2005		2004
	Sales and Marketing	Percentage of Segment Product and Service Sales	Sales and Marketing	Percentage of Segment Product and Service Sales
Bruker Daltonics	$5,820	13.8%	$5,869	15.2%
Bruker AXS	6,332	19.5%	6,803	23.2%

Total sales and marketing	$12,152	16.3%	$12,672	18.7%

        Bruker Daltonics' sales and marketing expense for the three months ended March 31, 2005 decreased to $5.8 million, or 13.8% of product and service sales, from $5.9 million, or 15.2% of product and service sales for the comparable period in 2004. The decrease in sales and marketing as a percentage of product and service sales is primarily attributable to cost control initiatives implemented during the second half of 2004, partially offset by incremental investments in certain sales and marketing initiatives.

        Bruker AXS' sales and marketing expense for the three months ended March 31, 2005 decreased to $6.3 million, or 19.5% of product and service sales, from $6.8 million, or 23.2% of product and service sales for the comparable period in 2004. The decrease in sales and marketing as a percentage of product and service sales is primarily attributable to leveraging our fixed costs on increased sales during the first quarter of 2005 compared to 2004 and cost control initiatives implemented during the second half of 2004, partially offset by increased investments in sales personnel in Spain during the first quarter of 2005.

General and Administrative

        The following table presents general and administrative expense and general and administrative expense as a percentage of product and service sales by reportable segment for the three months ended March 31, 2005 and 2004 (dollars in thousands):

	2005		2004
	General and Administrative	Percentage of Segment Product and Service Sales	General and Administrative	Percentage of Segment Product and Service Sales
Bruker Daltonics	$1,930	4.6%	$1,909	4.9%
Bruker AXS	2,481	7.6%	2,035	6.9%
Corporate	1,257		199

Total General and Administrative	$5,668	7.6%	$4,143	6.1%

        Bruker Daltonics' general and administrative expense for the three months ended March 31, 2005 and 2004 was $1.9 million, or 4.6% and 4.9% of product and service sales, respectively. The decrease in general and administrative expenses as a percentage of product and service sales is primarily due to continued improved cost controls established during the second half of 2004 for which the benefits were realized in the first quarter of 2005 and the reclassification in the first quarter of 2005 of certain costs associated with being a public company which are now being captured at the corporate level.

        Bruker AXS' general and administrative expense for the three months ended March 31, 2005 increased to $2.5 million, or 7.6% of product and service sales, from $2.0 million, or 6.9% of product and service sales for the comparable period in 2004. The increase in general and administrative expense as a percentage of product and service sales is primarily due to an increase in headcount in the first quarter of 2005 and increased costs associated with establishing new international locations in the second half of 2004.

        Corporate general and administrative expense for the three months ended March 31, 2005 increased to $1.3 million from $0.2 million for the comparable period in 2004. Corporate general and administrative expenses represent expenses associated with being a public company not allocated to our reportable segments, including legal fees, audit and consulting fees and filing fees. The increase in expenses is primarily attributable to accounting and consulting fees associated with additional implementation and ongoing maintenance work to comply with Sarbanes-Oxley requirements and the reclassification in the first quarter of 2005 of certain costs associated with being a public company which were previously included in segment results.

Research and Development

        The following table presents research and development expense and research and development expense as a percentage of product and service sales by reportable segment for the three months ended March 31, 2005 and 2004 (dollars in thousands):

	2005		2004
	Research and Development	Percentage of Segment Product and Service Sales	Research and Development	Percentage of Segment Product and Service Sales
Bruker Daltonics	$7,353	17.4%	$7,143	18.5%
Bruker AXS	3,667	11.3%	2,797	9.5%

Total Research and Development	$11,020	14.8%	$9,940	14.6%

        Bruker Daltonics' research and development expense for the three months ended March 31, 2005 increased to $7.4 million, or 17.4% of product and service sales, from $7.1 million, or 18.5% of product and service sales for the comparable period in 2004. The decrease in research and development expense as a percentage of product and service sales is primarily attributable to increased sales in the first quarter of 2005 as compared to the first quarter of 2004, partially offset by increased investments in research and development projects which we expect to result in new product introductions later in 2005 and 2006.

        Bruker AXS' research and development expense for the three months ended March 31, 2005 increased to $3.7 million, or 11.3% of product and service sales, from $2.8 million, or 9.5% of product and service sales for the comparable period in 2004. The increase in research and development expense as a percentage of product and service sales is primarily due to increased headcount during the first quarter of 2005 and higher consulting fees incurred on certain development projects.

Interest and Other Income (Expense), Net

        Interest and other income, net, during the three months ended March 31, 2005 increased by $0.2 million from the comparable period in 2004 to a net expense of $0.1 million. The increase is primarily attributable to an increase in losses on foreign currency transactions, partially offset by an increase in interest income.

Provision for Income Taxes

        The income tax provision for the three months ended March 31, 2005 was $1.9 million compared to $1.0 million for the comparable period in 2004. During the first quarter of 2005 and 2004, our effective tax rate was approximately 80% and 68%, respectively, and reflects our tax provision for non-U.S. entities only, since no benefit was recognized for losses incurred in the U.S. We will maintain a full valuation allowance for our U.S. net operating losses until such evidence exists that it is more likely than not that the loss carry-forward amounts will be utilized to offset U.S. taxable income. Our tax rate may change over time as the amount or mix of income and taxes outside the U.S. changes. Our effective tax rate is calculated using our projected annual pre-tax income or loss and is affected by research and development tax credits, the expected level of other tax benefits, the impact of changes to the valuation allowance as well as changes in the mix of our pre-tax income and losses among jurisdictions with varying statutory tax rates and credits.

Minority Interest in Consolidated Subsidiaries

        Minority interest in consolidated subsidiaries for the three months ended March 31, 2005 was $0.1 million compared to $11,000 in the comparable period of 2004. The minority interest in subsidiaries represents the minority shareholders' proportionate share of net income (loss) for the three months ended March 31, 2005 and 2004. For the three months ended March 31, 2005 and 2004, the minority interest relates to our two majority-owned subsidiaries, Incoatec GmbH and Baltic Scientific Instruments Ltd.

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

        During the three months ended March 31, 2005, net cash provided by operating activities was $5.2 million compared to net cash used in operating activities of $4.1 million during the three months ended March 31, 2004. The increase in cash provided by operating activities was primarily attributable to changes in other current liabilities, primarily accrued expenses and customer deposits, a decrease in tax deposits and a decrease in inventories, partially offset by an increase in accounts receivable.

        During the three months ended March 31, 2005, investing activities used $0.5 million in cash compared to net cash used in investing activities of $1.9 million during the three months ended March 31, 2004. Cash used in investing activities during the three months ended March 31, 2005 was attributable primarily to approximately $0.5 million in capital expenditures. During the remainder of 2005, we expect to continue to make capital investments, focusing on enhancing the efficiency of our operations and supporting our anticipated growth.

        During the three months ended March 31, 2005, financing activities provided $4.1 million of cash compared to a $4.9 million during the three months ended March 31, 2004. The decrease in cash provided by financing activities during the three months ended March 31, 2005 is attributable to a reduction in net proceeds from short-term borrowing and an increase in the repayment of long-term debt.

        We have a demand revolving line of credit with Citizens Bank in the United States in the amount of $2.5 million. The line of credit, which is secured by portions of our inventory, receivables and equipment in the United States, is used to support our working capital requirements and expires in June 2005. As of March 31, 2005, the full amount of our U.S. line of credit was available. We also maintain revolving lines of credit totaling approximately $37.3 million with various German and Japanese banks. The German and Japanese lines of credits are unsecured. As of March 31, 2005, approximately $14.2 million was outstanding on our German and Japanese lines of credit.

        In addition to our lines of credit, we have both short-term and long-term notes payable with outstanding balances aggregating approximately $28 million as of March 31, 2005. The interest rates on these obligations range from 1.00% to 5.10%. We entered into an interest rate swap to hedge the variability of cash flows related to changes in interest rates on borrowings of variable debt obligations and pay a 4.6% fixed rate of interest and receive a variable rate of interest based on the Bond Market Association Municipal Swap Index. The interest rate swap has a notional value of $2.2 million which decreases in conjunction with the IRB payment schedule until the interest rate swap and IRB agreements terminate in December 2013.

        The following table summarizes maturities for our significant financial obligations as of March 31, 2005 (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Short-term borrowings	$15,740	$15,740	$—	$—	$—
Pension	8,333	4	8	8	8,313

Contractual obligations	$24,073	$15,744	$8	$8	$8,313

        As of March 31, 2005 and December 31, 2004, the Company had outstanding approximately $26.3 million and $27.8 million, respectively, in long-term debt obligations. The maturities for these obligations as of March 31, 2005 approximate the maturities disclosed in our annual report on Form 10-K for the year ended December 31, 2004.

        In connection with some of our outstanding debt, we are required to maintain certain financial ratios and meet other financial criteria. Additionally, we are subject to a variety of restrictive covenants that require bank consent if not met. As of March 31, 2005, the latest measurement date, we were in compliance with all financial covenants.

Recent Accounting Pronouncements

        In December 2004, the FASB issued SFAS No. 123 (Revised 2004) "Share-Based Payment" ("SFAS No. 123R") that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," that was provided in Statement 123 as originally issued. As permitted by SFAS No. 123R, the Company currently accounts for share-based payments to employees using Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123R in prior periods, the impact would have approximated the amounts calculated using SFAS No. 123 as described in the disclosure of pro forma net loss and net loss per share in Note 3 to our condensed consolidated financial statements.

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

Impact of Foreign Currencies

        We sell products in many countries, and a substantial portion of sales and expenses are denominated in foreign currencies, principally in the Euro. During the three months ended March 31, 2005, the U.S. dollar continued to weaken against the euro compared to the three months ended March 31, 2004. This increased our consolidated revenue growth by $2.4 million, or approximately 3.6%, expressed in U.S. dollars.

        While we may from time to time hedge specifically identified cash flows in foreign currencies using forward contracts, this foreign currency activity historically has not been material. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Realized and unrealized gains and losses on these contracts are recognized in the same period as gains and losses on the hedged items. As of March 31, 2005, there were no foreign currency forward contracts outstanding.

        Realized foreign exchange gains (losses) were approximately $(0.4) million and $0.4 million for the three months ended March 31, 2005 and 2004, respectively. As we continue to expand internationally, we evaluate currency risks and may continue to enter into foreign exchange contracts from time to time to mitigate foreign currency exposure.

        We have entered into foreign-denominated debt obligations. The currency effects of the debt obligations are reflected in interest and other income (expense), net, on the consolidated statement of operations. We also have foreign-denominated intercompany borrowing arrangements with our Bruker Daltonik GmbH subsidiary in Germany, our Bruker AXS GmbH subsidiary in Germany and our Bruker Nonius subsidiary in the Netherlands that affected accumulated other comprehensive income (loss). A 10% increase or decrease of the respective foreign exchange rate with our Bruker Daltonik GmbH subsidiary in Germany would result in a change in accumulated other comprehensive income (loss) of approximately $1.0 million. A 10% increase or decrease of the respective foreign exchange rate with our Bruker Nonius subsidiary in the Netherlands would result in a change in accumulated other comprehensive income (loss) of approximately $1.1 million or $(0.9) million, respectively. A 10% increase or decrease of the respective foreign exchange rate with our Bruker AXS GmbH subsidiary in Germany would result in a transaction gain (loss) of approximately $0.7 million or $(0.5) million, respectively.

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

        In the U.S., we have entered into an interest rate swap arrangement to limit the interest rate exposure on our $2.2 million industrial revenue bond to a fixed rate of 4.6%. We pay a 4.6% fixed rate of interest and receive a variable rate of interest based on the Bond Market Association Municipal Swap Index on a $2.2 million notional amount. Net interest payments or receipts are recorded as adjustments to interest expense. In addition, the instrument is recorded at fair market value on our balance sheet, and changes in the fair market value are recorded in current earnings. As of March 31,

2005, the fair value of the instrument was approximately $0.1 million, net of tax, and is recorded as a liability on the balance sheet.

        In April 2002, we entered into two derivative financial instruments: a cross currency interest rate swap and an interest rate swap. The cross currency interest rate swap of 2 million Euro secures a fixed interest rate of 1.75% per annum until January 4, 2012. The interest rate swap of 3 million Euro reduces the 6-month EURIBOR rate by 1.80% per annum until January 4, 2007. We entered into the financial instruments to manage our exposure to interest rates and foreign exchange risk. During the year ended December 31, 1999, we entered into three financial instruments: an interest rate cap, an interest rate swap and a cross currency interest rate swap. By entering into these financial instruments, we obtained the right to borrow money at lower rates of interest. We continue to hold these financial instruments until we elect to exercise the options to borrow the money. Until the instruments become an effective hedge, the instruments are considered speculative and are marked-to-market through interest and other income (expense), net, in the consolidated statement of operations. The change in the fair value of these instruments was not material for any period presented. As of March 31, 2005, the fair value of these instruments was approximately $0.2, net of tax, and is recorded as a liability on the balance sheet.

        A 10% increase or decrease in the average cost of our variable rate debt would not result in a material change in pre-tax interest expense.

Inflation

        We do not believe inflation had a material impact on our business or operating results during the periods presented.

ITEM 4: Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

        The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified. The Company's management, including the Company's chief executive officer and chief financial officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2005. Based on that evaluation and due to the material weaknesses in our internal control over financial reporting identified and disclosed in our Annual Report on Form 10-K, for the year ended December 31, 2004, we concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2005.

(b) Changes in Internal Controls over Financial Reporting

        In our Annual Report on Form 10-K, for the year ended December 31, 2004, we identified and disclosed material weaknesses in our internal control over financial reporting at one significant subsidiary whose operations and financial condition are significant to the Company's consolidated financial statements. In response to these material weaknesses identified, we have taken steps to strengthen our internal controls over financial reporting. These steps have included the following:

  •
  We evaluated and continue to evaluate the roles and functions within the significant subsidiary's accounting department and added additional resources to support the controls surrounding inventory costing and the financial statement close process. Temporary staff has been used to perform additional control procedures while management continues to evaluate permanent resources and systems. Permanent personnel resources are intended to be in place by the end of the second quarter of 2005. The additional resources together with the current accounting staff will improve existing policies and procedures to enable proper financial reporting.

  •
  In addition to augmenting the Company's accounting personnel, management's long-term goal is to automate and establish certain preventative controls through the implementation of Materials Resource Planning (MRP) system. Management has been evaluating MRP systems and expects that the complete implementation of such an MRP system will require approximately 12-15 months.

        Management believes that the above measures, when implemented, will address the material weaknesses described in our Annual Report on Form 10-K, for the year ended December 31, 2004, in the near and long-term. The Audit Committee and management will continue to monitor the effectiveness of our internal controls and procedures on an ongoing basis and will take further action, as appropriate.

        During the three month period ended March 31, 2005, there were no other significant changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company will continue to include reports on its progress in these areas in its quarterly filings with the SEC.

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

        The statements contained in Exhibits 31.1 and 31.2 should be considered in light of, and read together with, the information set forth in this Item 4.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

        The following table sets forth all purchases made by or on behalf of the Company or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the first quarter of 2005.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (in millions)
January 1, 2005 to January 31, 2005	—	—	—	$—
February 1, 2005 to February 28, 2005	—	—	—	—
March 1, 2005 to March 31, 2005	50,808	$3.80	—	—

Total	50,808	$3.80	—	$—

(1)
All share repurchases were open-market purchases by the Company's Chief Executive Officer and were effected in accordance with the Safe Harbor Provisions of Rule 10b-18 of the Securities and Exchange Act and were previously disclosed by the affiliated purchaser on Form 4.

ITEM 3: Defaults Upon Senior Securities

        None.

ITEM 4: Submission of Matters to a Vote of Security Holders

        None

ITEM 5: Other Information

        None.

ITEM 6: Exhibits

+10.27	Amendment to ITMS Collaboration Agreement and OEM Agreement between Agilent Technologies, Inc. and the Registrant, effective February 25, 2005(1).
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1).
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1).
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2).

(1)
Filed herewith.

(2)
Furnished herewith.

+
Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Commission.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUKER BIOSCIENCES CORPORATION
Date: May 10, 2005	By:	/s/ FRANK H. LAUKIEN, PH.D. Frank H. Laukien, Ph.D. President, Chairman, Chief Executive Officer, and Director (Principal Executive Officer)
Date: May 10, 2005	By:	/s/ WILLIAM J. KNIGHT William J. Knight Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

+10.27	Amendment to ITMS Collaboration Agreement and OEM Agreement between Agilent Technologies, Inc. and the Registrant, effective February 25, 2005(1).
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1).
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1).
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2).

(1)
Filed herewith.

(2)
Furnished herewith.

+
Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Commission.