Form 10-Q
period 2005-06-30
BRUKER BIOSCIENCES CORP
filed 2005-08-09
CIK 1109354

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                 TO

Commission File Number  000-30833

Bruker BioSciences Corporation

(Exact name of registrant as specified in its charter)

DELAWARE	04-3110160
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

40 Manning Park

Billerica, MA  01821

(Address of principal executive offices)

(978) 663-3660

(Registrant’s telephone number, including area code)

Indicate by checkmark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes        ☐  No

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).       ☒ Yes      ☐No

As of August 5, 2005, there were 89,475,511 shares of the Registrant’s common stock outstanding.

Bruker BioSciences Corporation

Form 10-Q

For the Quarter Ended June 30, 2005

PART I   FINANCIAL INFORMATION

ITEM 1:  Financial Statements

Bruker BioSciences Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$92,038	$77,691
Accounts receivable, net	47,222	57,792
Due from affiliated companies	10,306	9,530
Inventories	98,355	107,748
Other current assets	12,473	18,530
Total current assets	260,394	271,291
Property, plant and equipment, net	74,654	84,990
Intangibles and other assets	14,993	15,266

Total assets	$350,041	$371,547

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$9,274	$12,205
Accounts payable	15,698	22,652
Due to affiliated companies	6,473	3,026
Customer advances	22,008	21,045
Other current liabilities	50,404	52,232
Total current liabilities	103,857	111,160

Long-term debt	23,910	27,763
Other long-term liabilities	15,997	15,349
Commitments and contingencies (Note 12)
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued or outstanding at June 30, 2005 or December 31, 2004	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized, 89,474,944 and 89,470,714 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	895	895
Other stockholders’ equity	205,382	216,380

Total shareholders’ equity	206,277	217,275
Total liabilities and shareholders’ equity	$350,041	$371,547

See the accompanying notes to financial statements.

Bruker BioSciences Corporation

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Product revenue	$60,723	$56,182	$127,547	$115,219
Service revenue	9,977	7,635	17,732	16,500
Other revenue	668	330	1,000	582
Total revenue	71,368	64,147	146,279	132,301

Cost of product revenue	34,275	35,116	72,540	69,055
Cost of service revenue	6,548	5,383	11,815	11,435

Total cost of revenue	40,823	40,499	84,355	80,490

Sales and marketing	13,385	13,192	25,537	25,864
General and administrative	5,287	5,115	10,955	9,258
Research and development	10,962	10,327	21,982	20,267

Operating income (loss)	911	(4,986)	3,450	(3,578)

Interest and other income (expense), net	554	(965)	424	(866)

Income (loss) before income tax provision (benefit) and minority interest in consolidated subsidiaries	1,465	(5,951)	3,874	(4,444)

Income tax provision (benefit)	1,145	(1,580)	3,070	(560)

Income (loss) before minority interest in consolidated subsidiaires	320	(4,371)	804	(3,884)
Minority interest in consolidated subsidiaries	36	19	103	30
Net income (loss)	$284	$(4,390)	$701	$(3,914)

Net income (loss) per common share - basic and diluted	$0.00	$(0.05)	$0.01	$(0.04)
Weighted average common shares outstanding:
Basic	89,472	88,558	89,471	87,505
Diluted	89,599	88,558	89,591	87,505

See the accompanying notes to financial statements.

Bruker BioSciences Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
		(Restated)
Operating activities:
Net cash provided by (used in) operating activities	$21,660	$(11,363)

Investing activities:
Purchases of property and equipment	(1,249)	(2,648)
Purchase of short-term investments	—	(247)
Redemption of short-term investments	110	—
Changes in restricted cash	(153)	—

Net cash used in investing activities	(1,292)	(2,895)

Financing activities:
Proceeds (repayment) of short-term borrowings, net	(1,874)	2,379
Proceeds (repayment) of long-term debt, net	(1,079)	84
Proceeds from issuance of common stock	11	14,493
Net cash provided by (used in) financing activities	(2,942)	16,956

Effect of exchange rate changes on cash	(3,079)	(310)
Net change in cash and cash equivalents	14,347	2,388
Cash, cash equivalents and short-term investments at beginning of period	77,691	76,837

Cash, cash equivalents and short-term investments at end of period	$92,038	$79,225

See the accompanying notes to financial statements.

Bruker BioSciences Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Description of Business and Basis of Presentation

Bruker BioSciences Corporation and its wholly-owned subsidiaries (the “Company”) design, manufacture, service and market proprietary life science systems based on mass spectrometry core technology platforms and X-ray technology. The Company also sells a broad range of field analytical systems for nuclear, biological and chemical (“NBC”) detection. The Company maintains major technical centers in Europe, North America and Japan. The Company’s diverse customer base includes pharmaceutical, biotechnology and proteomics companies, academic institutions, semiconductor industries and government agencies.

The financial statements represent the consolidated accounts of Bruker BioSciences Corporation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements as of and for the three and six months ended June 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X. The December 31, 2004 balance sheet is the balance sheet included in the audited financial statements as shown in the Company’s 2004 Annual Report on Form 10-K.  Accordingly, the financial information presented herein does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

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

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

2.     Restatement of Financial Statements

The Company has restated its previously issued consolidated financial statements for the three and six months ended June 30, 2004.  Certain costs historically classified in Sales and marketing as well as research and development expense were reclassified to Cost of product revenue.  For the three and six months ended June 30, 2004, approximately $2.4 million and $4.5 million, respectively, related to the write-down of demonstration inventory to net realizable value was reclassified from sales and marketing and research and development expense to cost of product revenue.  The Company also made changes to the consolidated financial statements for the three months ended June 30, 2004 decreasing cost of product revenue by $0.3 million and for the six months ended June 30, 2004 increasing cost of product revenue by $0.3 million for accounting corrections related primarily to inventory costing identified during the 2004 year-end closing process.   The accounting corrections identified during the 2004 year-end closing process impacted the Company’s U.S. operations and no tax effect was recognized on these adjustments.

3.  Stock Compensation Arrangements

The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation.” The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, an amendment of FASB Statement No. 123 (“SFAS 148”).  Had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant date, consistent with the methodology prescribed by SFAS 148, the Company’s net income (loss) and net income (loss) per common share for the three and six months ended June 30, 2005 and 2004 would have approximated the following pro forma amounts (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss), as reported	$284	$(4,390)	$701	$(3,914)
Deduct:
Total stock-based compensation expense deteremined using fair value based method for all awards, net of taxes	(638)	(615)	(1,276)	(1,230)

Net loss, pro forma	$(354)	$(5,005)	$(575)	$(5,144)

Net income (loss) per common share:
Basic and diluted, as reported	$0.00	$(0.05)	$0.01	$(0.04)
Basic and diluted, pro forma	$0.00	$(0.06)	$(0.01)	$(0.06)

The fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004
Risk-free interest rate	3.83%	3.63%
Expected life of option	5 years	5 years
Volatility	69.7%	71.5%
Expected dividend yield	0%	0%

4.  Inventories

Inventories consisted of the following as of June 30, 2005 and December 31, 2004 (in thousands):

	June 30, 2005	December 31, 2004
Raw materials	$27,392	$30,003
Work-in process	29,336	36,799
Demonstration units	14,456	14,558
Finished goods	27,171	26,388

Total inventories	$98,355	$107,748

5.  Goodwill and Other Intangible Assets

The following is a summary of other intangible assets subject to amortization as of June 30, 2005 and December 31, 2004 (in thousands):

			June 30, 2005		December 31, 2004
	Useful Lives in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology and related patents	4	$1,520	$(760)	$760	$(570)	$950
Customer relationships	5	310	(125)	185	(93)	217
Trade names	10	310	(62)	248	(46)	264
Total amortizable intangible assets		$2,140	$(947)	$1,193	$(709)	$1,431

For the three and six months ended June 30, 2005, the Company recorded amortization expense of approximately $0.1 million and $0.2 million, respectively, related to other amortizable intangible assets.  For the three and six months ended June 30, 2004, the Company recorded amortization expense of approximately $0.1 million and $0.2 million, respectively, related to other amortizable intangible assets.

The estimated future amortization expense related to other amortizable intangible assets is as follows (in thousands):

For the year ending December 31,	(in thousands)
2005 (a)	$235
2006	473
2007	281
2008	65
2009	31
Thereafter	108

Total	$1,193

(a)  Amount represents estimated amortization expense for the remaining six months ending December 31, 2005.

The carrying amount of goodwill as of June 30, 2005 and December 31, 2004 was $10.7 million and is included in the Bruker AXS segment.  The Company performs its annual test for indications of impairment as of December 31st each year.  The Company completed its annual test for impairment as of December 31, 2004 and determined that goodwill was not impaired at that time.

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

Changes in the Company’s accrued warranty liability during the six months ended June 30, 2005 were as follows (in thousands):

Warranty accrual at December 31, 2004	$8,052
Accruals for warranties issued during the period	4,138
Settlements of warranty claims	(4,060)
Foreign currency impact	(679)

Warranty accrual at June 30, 2005	$7,451

7. Provision for Income Taxes

For the three and six months ended June 30, 2005, the Company recorded an income tax provision of $1.1 million and $3.1 million, respectively, compared with an income tax benefit of $1.6 million and $0.6 million, respectively, for the three and six months ended June 30, 2004.  In the United States, any income tax provision or benefit is currently recorded as an adjustment to the valuation allowance until sufficient positive evidence exists to support the reversal of a full valuation allowance which was established in 2003.

8. Employee Benefit Plans

The Company has a defined benefit retirement plan that covers substantially all employees of the Bruker AXS German subsidiary who were employed on September 30, 1997.  The plan provides pension benefits based upon final average salary and years of service.

The net periodic pension benefit cost includes the following components during the three and six months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Components of net periodic benefit cost
Service cost	$159	$152	$325	$308
Interest cost	96	85	196	173
Recognized actuarial loss	—	—	200	—
Amortization	(9)	(15)	(19)	(30)
Net periodic benefit cost	$246	$222	$702	$451

To date, the Company has not funded the defined benefit plan and is not required to make contributions during the remainder of 2005.

9.  Earnings Per Share

Basic earnings per share is calculated by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period. Except where the result would be antidilutive, the diluted earnings per share computation includes the effect of shares which would be issuable upon the exercise of outstanding stock options, reduced by the number of shares which are assumed to be purchased by the Company from the resulting proceeds at the average market price during the period.

The following table sets forth the computation of basic and diluted average shares outstanding for the three and six months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss), as reported	$284	$(4,390)	$701	$(3,914)
Weighted average shares outstanding:
Weighted average shares outstanding - basic	89,472	88,558	89,471	87,505
Net effect of dilutive stock options - based on
treasury stock method	127	—	120	—
Weighted average shares outstanding - diluted	89,599	88,558	89,591	87,505
Net income (loss) per share - basic and diluted	$0.00	($0.05)	$0.01	($0.04)

Stock options to purchase shares of common stock for the three and six months ended were anti-dilutive and were excluded in the computation of diluted earnings per share due to the net losses for such periods.

10. Interest and Other Income (Expense), Net

The components of interest and other income (expense), net, were as follows for the three and six months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest income	$798	$474	$1,465	$715
Interest expense	(425)	(600)	(787)	(1,011)
Exchange gains (losses) on foreign currency transactions	226	(159)	(220)	192
Depreciation of the fair value of derivative financial instruments	(3)	(6)	(9)	(85)
Impairment of investment	—	(674)	—	(674)
Other expense	(42)	—	(25)	(3)

Interest and other income (expense), net	$554	$(965)	$424	$(866)

11.  Comprehensive Income (Loss)

Comprehensive income (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in other comprehensive income (loss), but excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax.  The following is a summary of comprehensive income (loss) for the three and six months ended June 30, 2005 and 2004 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$284	$(4,390)	$701	$(3,914)
Foreign currency translation adjustments	(6,463)	(778)	(11,735)	(3,247)

Total comprehensive income (loss)	$(6,179)	$(5,168)	$(11,034)	$(7,161)

12.  Commitments and Contingencies

Lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. The Company believes the outcome of these proceedings, if any, will not have a material impact on the Company’s financial position or results of operations.

13.  Letters of Credit and Guarantees

As of June 30, 2005 and December 31, 2004, the Company had bank guarantees of $5.7 million and $7.3 million, respectively, for its customer advances. These bank guarantees affect the availability of the Company’s lines of credit.

14.  Business Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS 131”) establishes standards for reporting information about reportable segments in financial statements of public business enterprises. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company reports financial results on the basis of two reportable segments: Bruker Daltonics and Bruker AXS.  Bruker Daltonics manufactures and distributes mass spectrometry instruments that can be integrated and used along with other analytical instruments. Bruker AXS manufactures and distributes advanced X-ray instrumentation used in non-destructive molecular and elemental analysis in academic, research and industrial applications. Bruker AXS also resells analytical systems for other non-consolidated Bruker companies via its subsidiaries in Austria, Brazil, Poland and South Africa.  Bruker BioSciences Corporation, the parent company of Bruker Daltonics and Bruker AXS, is the corporate entity that holds excess cash and short-term investments and principally incurs certain public company costs.

Selected reportable segment financial information for the three and six months ended June 30, 2005 and 2004 is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Bruker Daltonics	$37,362	$34,882	$80,005	$73,709
Bruker AXS	34,068	29,265	66,582	58,592
Eliminations (a)	(62)	—	(308)
Total	$71,368	$64,147	$146,279	$132,301

Operating income (loss):
Bruker Daltonics	$973	$(1,525)	$3,948	$253
Bruker AXS	420	(2,595)	1,241	(2,767)
Corporate	(482)	(866)	(1,739)	(1,064)
Total	$911	$(4,986)	$3,450	$(3,578)

(a)          the eliminations represent service revenue recorded on transactions between segments which are eliminated in consolidation.

15.  Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of this Statement are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of the provisions of SFAS 154 is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”) that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, that was provided in Statement 123 as originally issued. As permitted by SFAS No. 123R, the Company currently accounts for share-based payments to employees using the intrinsic value method allowed under APB Opinion 25 and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R fair value method will have a significant impact the Company’s results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123R in prior periods, the impact would have approximated the amounts calculated using SFAS No. 123 as described in the disclosure of pro forma net loss and net loss per share in Note 3 to our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 requires that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. Further, it expands the exception for nonmonetary exchanges of similar productive assets to nonmonetary assets that do not have commercial substance. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of the provisions of SFAS 153 is not expected to have a material impact on the Company’s financial position or results of operations.

ITEM 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and the notes to those statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, and in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2004.

Statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations which express that we “believe”, “anticipate”, “expect” or “plan to”, as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Actual events or results may differ materially from those set forth in forward-looking statements.  Certain factors that might cause such a difference are discussed in “Factors Affecting Our Business, Operating Results and Financial Condition” set forth in our Annual Report on Form 10-K for the year ended December 31, 2004.

OVERVIEW

Bruker BioSciences

Bruker BioSciences Corporation and its wholly-owned subsidiaries (the “Company”) design, manufacture, service and market proprietary life science systems based on mass spectrometry core technology platforms and X-ray technology. The Company also sells a broad range of field analytical systems for nuclear, biological and chemical (“NBC”) detection. The Company maintains major technical centers in Europe, North America and Japan. The Company’s diverse customer base includes pharmaceutical, biotechnology and proteomics companies, academic institutions, semiconductor industries and government agencies.  Our business strategy includes focusing on innovative product and solution development, while continuing to expand our global distribution and customer support capabilities.

The Company has restated its previously issued consolidated financial statements for the three and six months ended June 30, 2004.  Certain costs historically classified in sales and marketing as well as research and development expense were reclassified to cost of product revenue.  For the three and six months ended June 30, 2004, approximately $2.4 million and $4.5 million, respectively, related to the write-down of demonstration inventory to net realizable value was reclassified from sales and marketing and research and development expense to cost of product revenue.  The Company also made changes to the consolidated financial statements for the three months ended June 30, 2004 decreasing cost of product revenue by $0.3 million and for the six months ended June 30, 2004 increasing cost of product revenue by $0.3 million for accounting corrections related primarily to inventory costing identified during the 2004 year-end closing process.  The accounting corrections identified during the 2004 year-end closing process impacted the Company’s U.S. operations and no tax effect was recognized on these adjustments.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The Company reports financial results on the basis of two reportable segments; Bruker Daltonics and Bruker AXS.  Bruker Daltonics is in the business of manufacturing and distributing mass spectrometry instruments that can be integrated and used along with other analytical instruments. Bruker AXS is in the business of manufacturing and distributing advanced X-ray instrumentation used in non-destructive molecular and elemental analysis in academic, research and industrial and security applications, and also resells certain other analytical systems.

The performance of the Bruker Daltonics business is dependent upon its products in life-science mass spectrometry and Nuclear, Biological and Chemical (“NBC”) detection. During the six months ended June 30, 2005 revenues increased by 8.5% over the comparable period in 2004. During the second half of 2004, we introduced several new products, of which the most significant introductions were our next generation high-end ultraflex II TOF/TOF system which provides additional research capabilities in expression and clinical proteomics as well as our pre-spotted anchor chip for MALDI-TOF for expression proteomics. In 2005, we introduced additional new products including, among others, our microTOF-Q system, HCTultra system and Apollo II ion funnel electrospray ionization source and most recently we introduced the next level of our ClinProt solution for advanced biomarker discovery, identification and validation in clinical proteomics.

The analytical X-Ray performance of the Bruker AXS business is dependent upon its products in single crystal X-ray diffraction (“SCD”), X-ray diffraction (“XRD”) and X-ray fluorescence (“XRF”), as well as thermal analyzers. During the six months ended June 30, 2005, revenues increased by 13.6% over the comparable period in 2004.  During the second half of 2004 and the first half of 2005, Bruker AXS introduced a series of new products in life sciences SCD and materials research XRD in order to increase our presence in the marketplace. In life sciences SCD, we introduced the MICROSTAR™ high brilliancy X-Ray source and in materials research XRD, we introduced our new D8 SuperSpeed™ solutions with integrated, high-power X-Ray source technology, the Vantec-1™ X-Ray detector technology, which provides higher speed and sensitivity compared to other products available on the market, a new VANTEC-2000 two-dimensional X-ray detector and most recently the LynxEye one-dimensional X-ray detector for higher speed and higher resolution XRD measurements than possible with traditional so-called ‘point’ detectors.

In addition to our new product offerings, our operating and net income has also improved during the six months ended June 30, 2005 compared to the six months ended June 30, 2004 as we continue to focus on becoming more profitable.  We experienced improvements in overall gross profit margins period-over-period, increasing from 38.9% during the six months ended June 30, 2004 to 41.9% during the six months ended June 30, 2005.  These improvements are a result of our various on-going gross margin improvement initiatives, as well as better capacity utilization on higher revenues.  Our operating expenses as a percentage of revenue also decreased when comparing the six months ended June 30, 2005 to the six months ended June 30, 2004.  We expect that the effects of our productivity initiatives, combined with anticipated revenue growth and gross margin expansion, will continue to result in steady improvements in our profitability during the remainder of 2005.

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

Warranty costs.  We normally provide a one-year parts and labor warranty with the purchase of equipment. The anticipated cost for this one-year warranty is accrued upon recognition of the sale and is included as a current liability on the balance sheet. Although our facilities undergo quality assurance and testing procedures throughout the production process, our warranty obligation is affected by product failure rates subsequent to initial installation and customer acceptance, material usage and service delivery costs incurred in correcting a product failure. Although our actual warranty costs have historically been consistent with expectations, to the extent warranty claims activity or costs associated with servicing those claims differ from our estimates, revisions to the warranty accrual may be required.

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

Results of Operations

Three months ended June 30, 2005 compared to the three months ended June 30, 2004

The Company, as discussed above, has restated its previously issued consolidated financial statements for the quarter ended June 30, 2004 for certain reclassifications and corrections of inventory-related costs.  These adjustments are reflected in the following tables and discussions within Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment for the three months ended June 30, 2005 and 2004 (dollars in thousands):

	2005	2004	$ Change	Percentage Change
Bruker Daltonics (a)	$37,362	$34,882	$2,480	7.1%
Bruker AXS	34,068	29,265	4,803	16.4%
Eliminations (b)	(62)	—	(62)

Total Revenue	$71,368	$64,147	$7,221	11.3%

(a)   includes other revenue of $0.7 million and $0.3 million for the three months ended June 30, 2005 and 2004, respectively, related to grant revenue received for research and development projects.

(b)         represents service revenue recorded on transactions between segments which are eliminated in consolidation.

Bruker Daltonics’ revenue increased by $2.5 million, or 7.1%, to $37.4 million for the three months ended June 30, 2005 compared to $34.9 million for the comparable period in 2004. Included in this change in revenue is approximately $1.2 million from the impact of foreign exchange.  Excluding the effect of foreign exchange, revenue increased by 3.6%.  The increase in revenue excluding the effect of foreign exchange is a result of an increase in the number of life science and NBC systems sold period-over-period, partially offset by pricing pressures due to increased competition.  In addition, aftermarket revenue, which consists primarily of consumables, accessories, training and service, was relatively flat year-over-year and declined as a percentage of product and service revenue.  Included in other revenue for the three months ended June 30, 2005 and 2004 are grant revenues from various projects for early-stage research and development projects funded by the German government.  Life science systems, NBC detection systems and aftermarket revenue as a percentage of Bruker Daltonics’ product and service revenue were as follows during the three months ended June 30, 2005 and 2004:

	2005		2004
	Revenue	Percentage of Segment Product and Service Revenue	Revenue	Percentage of Segment Product and Service Revenue
Life Science Systems	$25,690	70.0%	$24,848	71.9%
NBC Detection Systems	4,358	11.9%	2,991	8.7%
Bruker Daltonics Aftermarket	6,646	18.1%	6,714	19.4%
Total Product and Service Revenue	$36,694	100%	$34,553	100%

Bruker AXS’ revenue increased by $4.8 million, or 16.4%, to $34.1 million for the three months ended June 30, 2005 compared to $29.3 million for the comparable period in 2004.  Included in this change in revenue is approximately $0.9 million from the impact of foreign exchange.  Excluding the effect of foreign exchange, revenue increased by 13.3%.  The increase in revenue excluding the effect of foreign exchange is attributable to growth in our materials research systems and other systems revenue, and continued strong aftermarket revenue, partially offset by a slight decline in life science and elemental composition systems revenue.  Other system revenue relates primarily to the distribution of products not manufactured by Bruker AXS.  X-ray systems, other systems and aftermarket revenue as a percentage of Bruker AXS’ product and service revenue were as follows during the three months ended June 30, 2005 and 2004:

	2005		2004
	Revenue	Percentage of Segment Product and Service Revenue	Revenue	Percentage of Segment Product and Service Revenue
X-Ray Systems	$22,486	66.0%	$19,161	65.5%
Other System Revenue	997	2.9%	633	2.2%
Bruker AXS Aftermarket	10,585	31.1%	9,471	32.3%

Total Product and Service Revenue	$34,068	100%	$29,265	100%

Cost of Revenue

The following table presents cost of product and service revenue and gross profit margins on product and service revenue by reportable segment for the three months ended June 30, 2005 and 2004 (dollars in thousands):

	2005		2004
	Cost of Revenue	Gross Profit Margin	Cost of Revenue	Gross Profit Margin
Bruker Daltonics	$20,952	42.9%	$21,514	37.7%
Bruker AXS	19,933	41.5%	18,985	35.1%
Eliminations (a)	(62)		—

Total Cost of Revenue	$40,823	42.3%	$40,499	36.5%

(a)          The eliminations represent the cost of services provided between segments which are eliminated in consolidation.

Bruker Daltonics’ cost of product and service revenue for the three months ended June 30, 2005 was $21.0 million, resulting in a gross profit margin of 42.9%, compared to cost of product and service revenue of $21.5 million, resulting in a gross profit margin of 37.7% for the comparable period in 2004. The increase in gross profit margin is attributable to various ongoing gross profit margin improvement programs and better capacity utilization as a result of increased revenues period-over-period, partially offset by pricing pressures due to increased competition.

Bruker AXS’ cost of product and service revenue for the three months ended June 30, 2005 was $19.9 million, resulting in a gross profit margin of 41.5%, compared to cost of product and service revenue of $19.0 million, resulting in a gross profit margin of 35.1% for the comparable period in 2004. The increase in gross profit margin is primarily attributable to various ongoing gross profit margin improvement programs and reduced warranty expenses as improvements continue to be made on the products introduced in late 2004 and early 2005.

Sales and Marketing

The following table presents sales and marketing expense, and sales and marketing expense as a percentage of product and service revenue by reportable segment for the three months ended June 30, 2005 and 2004 (dollars in thousands):

	2005		2004
	Sales and Marketing	Percentage of Segment Product and Service Revenue	Sales and Marketing	Percentage of Segment Product and Service Revenue
Bruker Daltonics	$6,003	16.4%	$5,961	17.3%
Bruker AXS	7,382	21.7%	7,231	24.7%

Total Sales and Marketing	$13,385	18.9%	$13,192	20.7%

Bruker Daltonics’ sales and marketing expense for the three months ended June 30, 2005 remained relatively flat at approximately $6.0 million, but decreased as a percentage of product and service revenue from 17.3% during the three months ended June 30, 2004 to 16.4% during the three months ended June 30, 2005.  The decrease in sales and marketing as a percentage of product and service revenue is primarily attributable to increased revenue in the second quarter of 2005 as compared to the second quarter of 2004 and to cost control initiatives implemented during the second half of 2004, offset by increased commissions on higher revenues year-over-year and incremental investments in certain sales and marketing initiatives.

Bruker AXS’ sales and marketing expense for the three months ended June 30, 2005 increased to $7.4 million, or 21.7% of product and service revenue, from $7.2 million, or 24.7% of product and service revenue for the comparable period in 2004.  The decrease in sales and marketing as a percentage of product and service revenue is primarily attributable to increased revenue in the second quarter of 2005 as compared to the second quarter of 2004, cost control initiatives implemented during the second half of 2004 and leveraging our fixed costs on increased revenue during the second quarter of 2005 compared to the second quarter of 2004.

General and Administrative

The following table presents general and administrative expense and general and administrative expense as a percentage of product and service revenue by reportable segment for the three months ended June 30, 2005 and 2004 (dollars in thousands):

	2005		2004
	General and Administrative	Percentage of Segment Product and Service Revenue	General and Administrative	Percentage of Segment Product and Service Revenue
Bruker Daltonics	$2,388	6.5%	$1,822	5.3%
Bruker AXS	2,417	7.1%	2,429	8.3%
Corporate	482		864

Total General and Administrative	$5,287	7.5%	$5,115	8.0%

Bruker Daltonics’ general and administrative expense for the three months ended June 30, 2005 increased to $2.4 million, or 6.5% of product and service revenue, from $1.8 million, or 5.3% of product and service revenue for the comparable period in 2004. The increase in general and administrative expenses as a percentage of product and service revenue is primarily due to increased professional service fees associated with audit and Sarbanes-Oxley requirements, and an increase in bad debt reserves during the second quarter of 2005.

Bruker AXS’ general and administrative expenses remained flat during the three months ended June 30, 2005 and 2004, at approximately $2.4 million, but decreased as a percentage of product and service revenue from 8.3% during the three months ended June 30, 2004 to 7.1% during the three months ended June 30, 2005.  The decrease in general and administrative expenses as a percentage of product and service revenue is primarily due to increased revenue in the second quarter of 2005 as compared to the second quarter of 2004 and to cost control initiatives implemented during the second half of 2004, offset by increased professional service fees associated with audit and Sarbanes-Oxley requirements.

Corporate general and administrative expense for the three months ended June 30, 2005 decreased to $0.5 million from $0.9 million for the comparable period in 2004.  Corporate general and administrative expenses represent expenses associated with being a public company not allocated to our reportable segments, including legal fees, audit and consulting fees and filing fees.  The decrease in expenses is primarily attributable to certain accounting, audit and consulting fees classified as corporate expenses during the three months ended June 30, 2004 now being allocated to our reportable segments.

Research and Development

The following table presents research and development expense and research and development expense as a percentage of product and service revenue by reportable segment for the three months ended June 30, 2005 and 2004 (dollars in thousands):

	2005		2004
	Research and Development	Percentage of Segment Product and Service Revenue	Research and Development	Percentage of Segment Product and Service Revenue
Bruker Daltonics	$7,045	19.2%	$7,110	20.6%
Bruker AXS	3,917	11.5%	3,217	11.0%

Total Research and Development	$10,962	15.5%	$10,327	16.2%

Bruker Daltonics’ research and development expense for the three months ended June 30, 2005 decreased to $7.0 million, or 19.2% of product and service revenue, from $7.1 million, or 20.6% of product and service revenue for the comparable period in 2004.  The decrease in research and development expense as a percentage of product and service revenue is primarily attributable to increased revenue in the second quarter of 2005 as compared to the second quarter of 2004 since expenses associated with research and development activities, for which we expect to result in new product introductions later in 2005 and 2006, remained relatively consistent period-over-period.

Bruker AXS’ research and development expense for the three months ended June 30, 2005 increased to $3.9 million, or 11.5% of product and service revenue, from $3.2 million, or 11.0% of product and service revenue for the comparable period in 2004.  The increase in research and development expense as a percentage of product and service revenue is primarily related to the purchase of materials associated with completing a prototype for a potential new product that we expect to introduce within the next year.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, during the three months ended June 30, 2005 was $0.6 million compared to ($1.0) million during the comparable period in 2004.   During the three months ended June 30, 2005, the major components within interest and other income (expense), net were net interest income of $0.3 million and gains on foreign currency transactions of $0.2 million.  During the three months ended June 30, 2004, the major components within interest and other income (expense), net were the write-off an investment in the amount of ($0.7) million, net interest expense of ($0.1) million and losses on foreign currency transactions of ($0.2) million.

Provision for Income Taxes

The income tax provision for the three months ended June 30, 2005 was $1.1 million compared to an income tax benefit of $1.6 million for the comparable period in 2004.  During the second quarter of 2005 and 2004, our effective tax rate was approximately 78% and (27%), respectively, and reflects our tax provision (benefit) for non-U.S. entities only, since no benefit was recognized for losses incurred in the U.S.  We will maintain a full valuation allowance for our U.S. net operating losses until such evidence exists that it is more likely than not that the loss carry forward amounts will be utilized to offset U.S. taxable income. Our tax rate may change over time as the amount or mix of income and taxes outside the U.S. changes. Our effective tax rate is calculated using our projected annual pre-tax income or loss and is affected by research and development tax credits, the expected level of other tax benefits, the impact of changes to the valuation allowance as well as changes in the mix of our pre-tax income and losses among jurisdictions with varying statutory tax rates and credits.

Minority Interest in Consolidated Subsidiaries

Minority interest in consolidated subsidiaries for the three months ended June 30, 2005 was $36,000 compared to $19,000 in the comparable period of 2004.  The minority interest in subsidiaries represents the minority shareholders’ proportionate share of net income of those subsidiaries for the three months ended June 30, 2005 and 2004.  For the three months ended June 30, 2005 and 2004, the minority interest relates to our two majority-owned subsidiaries, Incoatec GmbH and Baltic Scientific Instruments Ltd.

Six months ended June 30, 2005 compared to the six months ended June 30, 2004

The Company, as discussed above, has restated its previously issued consolidated financial statements for the six months ended June 30, 2004.  These adjustments are reflected in the following tables and discussions within Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment for the six months ended June 30, 2005 and 2004 (dollars in thousands):

	2005	2004	$ Change	Percentage Change
Bruker Daltonics (a)	$80,005	$73,709	$6,296	8.5%
Bruker AXS	66,582	58,592	7,990	13.6%
Eliminations (b)	(308)	—	(308)

Total Revenue	$146,279	$132,301	$13,978	10.6%

(a)          includes other revenue of $1.0 million and $0.6 million for the six months ended June 30, 2005 and 2004, respectively, related to grant revenue received for research and development projects.

(b)         represents service revenue recorded on transactions between segments which are eliminated in consolidation.

Bruker Daltonics’ revenue increased by $6.3 million, or 8.5%, to $80.0 million for the six months ended June 30, 2005 compared to $73.7 million for the comparable period in 2004. Included in this change in revenue is approximately $2.6 million from the impact of foreign exchange.  Excluding the effect of foreign exchange, revenue increased by 5.0%.  The increase in revenue excluding the effect of foreign exchange is a result of an increase in the number of life science and NBC systems sold period-over-period and increased aftermarket revenue, partially offset by pricing pressures due to increased competition.  Revenues for the six months ended June 30, 2005 and 2004 include grant revenues from various projects for early-stage research and development projects funded by the German government.  Life science systems, NBC detection systems and aftermarket revenue as a percentage of Bruker Daltonics’ product and service revenue were as follows during the six months ended June 30, 2005 and 2004:

	2005		2004
	Revenue	Percentage of Segment Product and Service Revenue	Revenue	Percentage of Segment Product and Service Revenue
Life Science Systems	$54,663	69.2%	$52,475	71.8%
NBC Detection Systems	8,675	11.0%	6,402	8.8%
Bruker Daltonics Aftermarket	15,667	19.8%	14,250	19.4%

Total Product and Service Revenue	$79,005	100%	$73,127	100%

Bruker AXS’ revenue increased by $8.0 million, or 13.6%, to $66.6 million for the six months ended June 30, 2005 compared to $58.6 million for the comparable period in 2004.  Included in this change in revenue is approximately $2.2 million from the impact of foreign exchange.  Excluding the effect of foreign exchange, revenue increased by 9.8%.  The increase in revenue excluding the effect of foreign exchange is attributable to growth in our X-ray materials research and life sciences system revenue, increased other system revenue and continued strong aftermarket revenue, partially offset by reduced elemental composition system revenue.  Other system revenue relates primarily to the distribution of products not manufactured by Bruker AXS.  X-ray systems, other systems and aftermarket revenue as a percentage of Bruker AXS’ product and service revenue were as follows during the six months ended June 30, 2005 and 2004:

	2005		2004
	Revenue	Percentage of Segment Product and Service Revenue	Revenue	Percentage of Segment Product and Service Revenue
X-Ray Systems	$46,083	69.2%	$40,225	68.7%
Other System Revenue	2,125	3.2%	637	1.1%
Bruker AXS Aftermarket	18,374	27.6%	17,730	30.2%

Total Product and Service Revenue	$66,582	100%	$58,592	100%

Cost of Revenue

The following table presents cost of product and service revenue and gross profit margins on product and service revenue by reportable segment for the six months ended June 30, 2005 and 2004 (dollars in thousands):

	2005		2004
	Cost of Revenue	Gross Profit Margin	Cost of Revenue	Gross Profit Margin
Bruker Daltonics	$45,518	42.4%	$43,643	40.3%
Bruker AXS	39,145	41.2%	36,847	37.1%
Eliminations (a)	(308)		—

Total cost of Revenue	$84,355	41.9%	$80,490	38.9%

Bruker Daltonics’ cost of product and service revenue for the six months ended June 30, 2005 was $45.5 million, or a gross profit margin of 42.4%, compared to cost of product and service revenue of $43.6 million, or a gross profit margin of 40.3% for the comparable period in 2004. The increase in gross profit margins is attributable to various ongoing gross profit margin improvement programs and better capacity utilization as a result of increased revenues period-over-period, partially offset by pricing pressures due to increased competition.

Bruker AXS’ cost of product and service revenue for the six months ended June 30, 2005 was $39.1 million, or a gross profit margin of 41.2%, compared to cost of product and service revenue of $36.8 million, or a gross profit margin of 37.1% for the comparable period in 2004. The increase in gross profit margins is primarily attributable to various ongoing gross profit margin improvement programs and reduced warranty expenses as improvements continue to be made on the products introduced in late 2004 and early 2005, partially offset by the lower margins obtained on other system revenues, which increased period-over-period.

Sales and Marketing

The following table presents sales and marketing expense and sales and marketing expense as a percentage of product and service revenue by reportable segment for the six months ended June 30, 2005 and 2004 (dollars in thousands):

	2005		2004
	Sales and Marketing	Percentage of Segment Product and Service Revenue	Sales and Marketing	Percentage of Segment Product and Service Revenue
Bruker Daltonics	$11,823	15.0%	$11,830	16.2%
Bruker AXS	13,714	20.6%	14,034	24.0%

Total sales and marketing	$25,537	17.6%	$25,864	19.6%

Bruker Daltonics’ sales and marketing expense for the six months ended June 30, 2005 remained flat at approximately $11.8 million, but decreased as a percentage of product and service revenue from 16.2% during the six months ended June 30, 2004 to 15.0% during the six months ended June 30, 2005.  The decrease in sales and marketing as a percentage of product and service revenue is primarily attributable to increased revenue during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 and to cost control initiatives implemented during the second half of 2004, offset by increased commissions on higher revenues year-over-

year and incremental investments in certain sales and marketing initiatives.

Bruker AXS’ sales and marketing expense for the six months ended June 30, 2005 decreased to $13.7 million, or 20.6% of product and service revenue, from $14.0 million, or 24.0% of product and service revenue for the comparable period in 2004.  The decrease in sales and marketing as a percentage of product and service revenue is primarily attributable to increased revenue during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 and to cost control initiatives implemented during the second half of 2004 and leveraging our fixed costs on increased revenue during the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

General and Administrative

The following table presents general and administrative expense and general and administrative expense as a percentage of product and service revenue by reportable segment for the six months ended June 30, 2005 and 2004 (dollars in thousands):

	2005		2004
	General and Administrative	Percentage of Segment Product and Service Revenue	General and Administrative	Percentage of Segment Product and Service Revenue
Bruker Daltonics	$4,318	5.5%	$3,730	5.1%
Bruker AXS	4,897	7.4%	4,464	7.6%
Corporate	1,740		1,064

Total General and Administrative	$10,955	7.5%	$9,258	7.0%

Bruker Daltonics’ general and administrative expense for the six months ended June 30, 2005 increased to $4.3 million, or 5.5% of product and service revenue, from $3.7 million, or 5.1% of product and service revenue for the comparable period in 2004. The increase in general and administrative expenses as a percentage of product and service revenue is primarily due to increased professional service fees associated with audit and Sarbanes-Oxley requirements, and an increase in bad debt reserves during the second quarter of 2005.

Bruker AXS’ general and administrative expense for the six months ended June 30, 2005 increased to $4.9 million, or 7.4% of product and service revenue, from $4.5 million, or 7.6% of product and service revenue for the comparable period in 2004.  The decrease in general and administrative expenses as a percentage of product and service revenue is primarily attributable to increased revenue during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 and to cost control initiatives implemented during the second half of 2004, partially offset by increased professional service fees associated with audit and Sarbanes-Oxley requirements and additional costs associated with establishing new international locations in the second half of 2004.

Corporate general and administrative expense for the six months ended June 30, 2005 increased to $1.7 million from $1.0 million for the comparable period in 2004.  Corporate general and administrative expenses represent expenses associated with being a public company not allocated to our reportable segments, including legal fees, audit and consulting fees and filing fees.  The increase in expenses is primarily attributable to increased professional service fees associated with audit and Sarbanes-Oxley requirements, partially offset by certain accounting, audit and consulting fees classified as corporate expenses during the six months ended June 30, 2004 now being allocated to our reportable segments.

Research and Development

The following table presents research and development expense and research and development expense as a percentage of product and service revenue by reportable segment for the six months ended June 30, 2005 and 2004 (dollars in thousands):

	2005		2004
	Research and Development	Percentage of Segment Product and Service Revenue	Research and Development	Percentage of Segment Product and Service Revenue
Bruker Daltonics	$14,398	18.2%	$14,254	19.5%
Bruker AXS	7,584	11.4%	6,013	10.3%

Total Research and Development	$21,982	15.1%	$20,267	15.4%

Bruker Daltonics’ research and development expense for the six months ended June 30, 2005 increased to $14.4 million, or 18.2% of product and service revenue, from $14.3 million, or 19.5% of product and service revenue for the comparable period in 2004.  The decrease in research and development expense as a percentage of product and service revenue is primarily attributable to increased revenue during the six months ended June 30, 2005 compared to the six months ended June 30, 2004 since expenses associated with research and development activities, which we expect to result in new product introductions later in 2005 and 2006, remained relatively consistent period-over-period.

Bruker AXS’ research and development expense for the six months ended June 30, 2005 increased to $7.6 million, or 11.4% of product and service revenue, from $6.0 million, or 10.3% of product and service revenue for the comparable period in 2004.  The increase in research and development expense as a percentage of product and service revenue is primarily related to the purchase of materials associated with completing a prototype for a potential new product that we expect to introduce within the next year.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, during the six months ended June 30, 2005 was $0.4 million compared to ($0.9) million during the comparable period in 2004.   During the six months ended June 30, 2005, the major components within interest and other income (expense), net were net interest income of $0.7 million and losses on foreign currency transactions of ($0.2) million.  During the six months ended June 30, 2004, the major components within interest and other income (expense), net were the write-off an investment in the amount of ($0.7) million, net interest expense of ($0.3) million and gains on foreign currency transactions of $0.2 million.

Provision for Income Taxes

The income tax provision for the six months ended June 30, 2005 was $3.1 million compared to an income tax benefit of $0.6 million for the comparable period in 2004.  During the six months ended June 30, 2005 and 2004, our effective tax rate was approximately 79% and (13%), respectively, and reflects our tax provision (benefit) for non-U.S. entities only, since no benefit was recognized for losses incurred in the U.S.  We will maintain a full valuation allowance for our U.S. net operating losses until such evidence exists that it is more likely than not that the loss carry-forward amounts will be utilized to offset U.S. taxable income. Our tax rate may change over time as the amount or mix of income and taxes outside the U.S. changes. Our effective tax rate is calculated using our projected annual pre-tax income or loss and is affected by research and development tax credits, the expected level of other tax benefits, the impact of changes to the valuation allowance as well as changes in the mix of our pre-tax income and losses among jurisdictions with varying statutory tax rates and credits.

Minority Interest in Consolidated Subsidiaries

Minority interest in consolidated subsidiaries for the six months ended June 30, 2005 was $0.1 million compared to $30,000 in the comparable period of 2004.  The minority interest in subsidiaries represents the minority shareholders’ proportionate share of net income of these subsidiaries for the six months ended June 30, 2005 and 2004.  For the six months ended June 30, 2005 and 2004, the minority interest relates to our two majority-owned subsidiaries, Incoatec GmbH and Baltic Scientific Instruments Ltd.

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

During the six months ended June 30, 2005, net cash provided by operating activities was $21.7 million compared to net cash used in operating activities of $11.4 million during the six months ended June 30, 2004. The increase in cash provided by operating activities was primarily attributable to decreases in accounts receivable and inventories and increases in customer deposits, partially offset by a decrease in accounts payable.

During the six months ended June 30, 2005, investing activities used $1.3 million in cash compared to net cash used in investing activities of $2.9 million during the six months ended June 30, 2004.  Cash used in investing activities during the six months ended June 30, 2005 and 2004 was primarily attributable to capital expenditures.  During the remainder of 2005, we expect to continue to make capital investments, focusing on enhancing the efficiency of our operations and supporting our anticipated continued growth.

During the six months ended June 30, 2005, financing activities used $2.9 million of cash compared to providing $17.0 million of cash during the six months ended June 30, 2004.  The decrease in cash provided by financing activities during the six months ended June 30, 2005 is attributable to a completion of a public offering of our common stock in April of 2004 which generated net proceeds to the Company of approximately $14.5 million and the repayment of debt totaling $3.1 million during the six months ended June 30, 2005.

We have a demand revolving line of credit with Citizens Bank in the United States in the amount of $2.5 million. The line of credit, which is secured by portions of our inventory, receivables and equipment in the United States, is used to support our working capital requirements and expires in June 2006. As of June 30, 2005, the full amount of our U.S. line of credit was available.  We also maintain revolving lines of credit totaling approximately $33.9 million with various German and Japanese banks. The German and Japanese lines of credit are unsecured. As of June 30, 2005, approximately $7.7 million was outstanding on our German and Japanese lines of credit.

In addition to our lines of credit, we have both short-term and long-term notes payable with outstanding balances aggregating approximately $25.5 million as of June 30, 2005. The interest rates on these obligations range from 1.00% to 5.10%.  We entered into an interest rate swap to hedge the variability of cash flows related to changes in interest rates on borrowings of variable debt obligations and pay a 4.6% fixed rate of interest and receive a variable rate of interest based on the Bond Market Association Municipal Swap Index. The interest rate swap has a notional value of $2.2 million which decreases in conjunction with the IRB payment schedule until the interest rate swap and IRB agreements terminate in December 2013.

The following table summarizes maturities for our significant financial obligations as of June 30, 2005 (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Short-term borrowings	$9,274	$9,274	$—	$—	$—
Pension	8,009	4	4	8	7,993

Total contractual obligations	$17,283	$9,278	$4	$8	$7,993

In connection with some of our outstanding debt, we are required to maintain certain financial ratios and meet other financial criteria. Additionally, we are subject to a variety of restrictive covenants that require bank consent if not met. As of June 30, 2005, the latest measurement date, we were in compliance with all financial covenants.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The provisions of this Statement are effective for accounting changes and corrections of errors made in fiscal periods beginning after December 15, 2005. The adoption of the provisions of SFAS 154 is not expected to have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”) that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, that was provided in SFAS 123 as originally issued. As permitted by SFAS No. 123R, the Company currently accounts for share-based payments to employees using the intrinsic value method allowed under APB Opinion 25 and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R fair value method will have a significant impact the Company’s results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123R in prior periods, the impact would have approximated the amounts calculated using SFAS No. 123 as described in the disclosure of pro forma net loss and net loss per share in Note 3 to our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 requires that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged. Further, it expands the exception for nonmonetary exchanges of similar productive assets to nonmonetary assets that do not have commercial substance. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of the provisions of SFAS 153 is not expected to have a material impact on the Company’s financial position or results of operations.

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

The Company’s exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on its investment portfolio. The Company ensures the safety and preservation of invested funds by limiting default risks, market risk and reinvestment risk. The Company mitigates default risk by investing in investment grade securities.  Declines in interest rates over time will, however, reduce the Company’s interest income.

Impact of Foreign Currencies

We sell products in many countries, and a substantial portion of sales and expenses are denominated in foreign currencies, principally in the Euro. During the six months ended June 30, 2005, the U.S. dollar continued to weaken against the Euro compared to the six months ended June 30, 2004. This increased our consolidated revenue growth by $4.6 million, or approximately 3.5%, expressed in U.S. dollars.

While we may from time to time hedge specifically identified cash flows in foreign currencies using forward contracts, this foreign currency activity historically has not been material. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Realized and unrealized gains and losses on these contracts are recognized in the same period as gains and losses on the hedged items. As of June 30, 2005, there were no foreign currency forward contracts outstanding.

Realized foreign exchange gains (losses) were approximately $0.2 million and ($0.2) million for the three months ended June 30, 2005 and 2004, respectively and approximately ($0.2) million and $0.2 million for the six months ended June 30, 2005 and 2004, respectively. As we continue to expand internationally, we evaluate currency risks and may continue to enter into foreign exchange contracts from time to time to mitigate foreign currency exposure.

We have entered into foreign-denominated debt obligations. The currency effects of the debt obligations are reflected in interest and other income (expense), net, on the consolidated statement of operations. We also have foreign-denominated intercompany borrowing arrangements with our Bruker Daltonik GmbH subsidiary in Germany, our Bruker AXS GmbH subsidiary in Germany and our Bruker Nonius subsidiary in the Netherlands that affected accumulated other comprehensive income (loss). A 10% increase or decrease of the respective foreign exchange rate with our Bruker Daltonik GmbH subsidiary in Germany would result in a change in accumulated other comprehensive income (loss) of approximately $1.0 million.  A 10% increase or decrease of the respective foreign exchange rate with our Bruker Nonius subsidiary in the Netherlands would result in a change in accumulated other comprehensive income (loss) of approximately $1.0 million or $(0.9) million, respectively. A 10% increase or decrease of the respective foreign exchange rate with our Bruker AXS GmbH subsidiary in Germany would result in a transaction gain (loss) of approximately $0.7 million or $(0.5) million, respectively.

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

In the U.S., we have entered into an interest rate swap arrangement to limit the interest rate exposure on our $2.2 million industrial revenue bond to a fixed rate of 4.6%. We pay a 4.6% fixed rate of interest and receive a variable rate of interest based on the Bond Market Association Municipal Swap Index on a $2.2 million notional amount. Net interest payments or receipts are recorded as adjustments to interest expense. In addition, the instrument is recorded at fair market value on our balance sheet, and changes in the fair market value are recorded in current earnings. As of June 30, 2005, the fair value of the instrument was approximately $0.1 million, net of tax, and is recorded as a liability on the balance sheet.

In April 2002, we entered into two derivative financial instruments: a cross currency interest rate swap and an interest rate swap. The cross currency interest rate swap of 2 million Euro secures a fixed interest rate of 1.75% per annum until January 4, 2012. The interest rate swap of 3 million Euro reduces the 6-month EURIBOR rate by 1.80% per annum until January 4, 2007. We entered into the financial instruments to manage our exposure to interest rates and foreign exchange risk. During the year ended December 31, 1999, we entered into three financial instruments: an interest rate cap, an interest rate swap and a cross currency interest rate swap. By entering into these financial instruments, we obtained the right to borrow money at lower rates of interest. We continue to hold these financial instruments until we elect to exercise the options to borrow the money. Until the instruments become an effective hedge, the instruments are considered speculative and are marked-to-market through interest and other income (expense), net, in the consolidated statement of operations. The change in the fair value of these instruments was not material for any period presented.  As of June 30, 2005, the fair value of these instruments was approximately $0.2 million, net of tax, and is recorded as a liability on the balance sheet.

A 10% increase or decrease in the average cost of our variable rate debt would not result in a material change in pre-tax interest expense.

Inflation

We do not believe inflation had a material impact on our business or operating results during the periods presented.

ITEM 4:  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified.  The Company’s management, including the Company’s chief executive officer and chief financial officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2005.  Based on that evaluation and due to the material weaknesses in our internal control over financial reporting identified and disclosed in our Annual Report on Form 10-K, for the year ended December 31, 2004, we concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2005.

(b) Changes in Internal Controls over Financial Reporting

In our Annual Report on Form 10-K, for the year ended December 31, 2004, we identified and disclosed material weaknesses in our internal control over financial reporting at one significant subsidiary whose operations and financial condition are significant to the Company’s consolidated financial statements.  In response to these material weaknesses identified, we have taken steps to strengthen our internal controls over financial reporting at this particular subsidiary.  These steps have included the following:

•                  We evaluated and continue to evaluate the roles and functions within the significant subsidiary’s accounting department and added additional resources to support the controls surrounding inventory costing and the financial statement close process.  Temporary staff has been used to perform additional procedures while management evaluates resources and systems.  Permanent personnel resources were also in place by the end of the second quarter of 2005.  The additional resources together with the current accounting staff will improve existing policies and procedures to enable proper financial reporting.

•                  In addition to augmenting the Company’s accounting personnel, management’s long-term goal is to automate and establish certain preventative controls through the implementation of our Materials Resource Planning (“MRP”) system at this subsidiary.

Management has been evaluating MRP systems and expects that the complete implementation of such an MRP system will be finalized during the first half of 2006.

Management believes that the above measures, when implemented, will address the material weaknesses described in our Annual Report on Form 10-K, for the year ended December 31, 2004, in the near and long-term.  The Audit Committee and management will continue to monitor the effectiveness of our internal controls and procedures on an ongoing basis and will take further action, as appropriate.

During the six month period ended June 30, 2005, there were no other significant changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  The Company will continue to include reports on its progress in these areas in its quarterly filings with the SEC.

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

PART II  OTHER INFORMATION

ITEM 1:  Legal Proceedings

General

The Company may, from time to time, be involved in legal proceedings in the ordinary course of business. The Company is not currently involved in any pending legal proceedings that, either individually or taken as a whole, are reasonably likely in management’s judgment to materially harm our business, prospects, results of operations or financial condition, nor have any such legal proceedings been threatened.

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the second quarter of 2005.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (in millions)
April 1, 2005 to April 30, 2005	—	—	—	—
May 1, 2005 to May 31, 2005	500,032	$3.88	—	—
June 1, 2005 to June 30, 2005	—	—	—	—

Total	500,032	$3.88	—	—

(1)          All share repurchases were open-market purchases made by the Company’s Chief Executive Office, were effected in accordance with the Safe Harbor Provisions of Rule 10b-18 of the Securities and Exchange Act and were previously disclosed by the affiliated purchasers on Form 4.

ITEM 3:  Defaults Upon Senior Securities

None.

ITEM 4:  Submission of Matters to a Vote of Security Holders

(a)  The Annual Meeting of Stockholders of the Company was held on May 12, 2005.

(b)  Proxies representing 87,255,185 shares were received (total shares outstanding as of the Record Date were 89,470,853).  The results of the voting at the Annual Meeting as to the approval the proposals to (i) elect four Class II directors (Mr. Daniel S. Dross, Mr. Collin J. D’Silva, Mr. Richard M. Stein, and Mr. Bernhard Wangler) each for a three year term, (ii) elect one Class III director (Mr. Joerg Laukien) for a one year term, and (iii) ratify the selection of Ernst & Young LLP as the Company’s independent public auditors for fiscal year 2005 are set forth below:

To elect four Class II directors:

(i)	Mr. Daniel S. Dross

	Votes for	80,680,258
	Votes withheld	6,574,927

(ii)	Mr. Collin J. D’Silva

	Votes for	86,370,215
	Votes withheld	884,970

(iii)	Mr. Richard M. Stein

	Votes for	79,259,253
	Votes withheld	7,995,932

(iv)	Mr. Bernhard Wangler

	Votes for	79,853,677
	Votes withheld	7,401,508

To elect one Class III director:

(i)	Mr. Joerg Laukien

	Votes for	79,830,722
	Votes withheld	7,424,463

To ratify the selection of Ernst & Young LLP as the Company’s independent public auditors for fiscal year 2005 are as follows:

Votes for	87,115,077
Votes against	136,886
Votes abstaining	3,222

Except as set forth above, there were no shares abstaining and no broker non-voting shares cast.

ITEM 5:  Other Information

None.

ITEM 6:  Exhibits

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1).
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1).
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2).

(1)                                  Filed herewith

(2)                                  Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUKER BIOSCIENCES CORPORATION

Date: August 9, 2005	By:	Frank H. Laukien, Ph.D.
President, Chairman, Chief Executive Officer, and Director (Principa Executive Officer)

Date: August 9, 2005	By:	William J. Knight
Chief Financial Office
(Principal Financial and Accounting Officer)