Form 10-Q
period 2005-09-30
BRUKER BIOSCIENCES CORP
filed 2005-11-09
CIK 1109354

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO

Commission File Number  000-30833

Bruker BioSciences Corporation

(Exact name of registrant as specified in its charter)

DELAWARE	04-3110160
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

40 Manning Park

Billerica, MA  01821

(Address of principal executive offices)

(978) 663-3660

(Registrant’s telephone number, including area code)

Indicate by checkmark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes     ☐  No

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  ☒ Yes     ☐  No

Indicate by checkmark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes  ☐   No  ☒

As of November 7, 2005, there were 89,498,976 shares of the Registrant’s common stock outstanding.

Bruker BioSciences Corporation

Form 10-Q

For the Quarter Ended September 30, 2005

PART I   FINANCIAL INFORMATION

ITEM 1:  Financial Statements

Bruker BioSciences Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	September 30	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash, cash equivalents and short-term investments	$95,337	$77,691
Accounts receivable, net	49,370	57,792
Due from affiliated companies	5,920	9,530
Inventories	99,309	107,748
Other current assets	13,103	18,530
Total current assets	263,039	271,291
Property, plant and equipment, net	73,472	84,990
Intangibles and other assets	14,835	15,266
Total assets	$351,346	$371,547

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$10,960	$12,205
Accounts payable	14,804	22,652
Due to affiliated companies	2,857	3,026
Customer advances	25,254	21,045
Other current liabilities	54,816	52,232
Total current liabilities	108,691	111,160

Long-term debt	21,821	27,763
Other long-term liabilities	13,915	15,349
Commitments and contingencies (Note 12)
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued or outstanding at September 30, 2005 or December 31, 2004	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized, 89,479,039 and 89,470,714 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	895	895
Other stockholders’ equity	206,024	216,380
Total shareholders’ equity	206,919	217,275
Total liabilities and shareholders’ equity	$351,346	$371,547

See the accompanying notes to financial statements.

Bruker BioSciences Corporation

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Product revenue	$61,061	$58,412	$188,609	$174,707
Service revenue	8,748	7,430	26,479	22,855
Other revenue	928	635	1,928	1,217
Total revenue	70,737	66,477	217,016	198,779

Cost of product revenue	35,452	32,960	107,992	103,815
Cost of service revenue	4,866	4,570	16,681	14,205
Total cost of revenue	40,318	37,530	124,673	118,020

Gross Profit	30,419	28,947	92,343	80,759

Sales and marketing	11,845	12,952	37,382	38,816
General and administrative	5,677	5,257	16,632	14,515
Research and development	9,969	10,824	31,951	31,091
Total operating expenses	27,491	29,033	85,965	84,422
Operating income (loss)	2,928	(86)	6,378	(3,663)

Interest and other income (expense), net	577	(1,902)	1,001	(2,768)

Income (loss) before income tax provision and minority interest in consolidated subsidiaries	3,505	(1,988)	7,379	(6,431)

Income tax provision	2,398	955	5,468	395
Income (loss) before minority interest in consolidated subsidiaries	1,107	(2,943)	1,911	(6,826)
Minority interest in consolidated subsidiaries	28	115	131	145
Net income (loss)	$1,079	$(3,058)	$1,780	$(6,971)

Net income (loss) per common share - basic and diluted	$0.01	$(0.03)	$0.02	$(0.08)
Weighted average common shares outstanding:
Basic	89,476	89,456	89,473	88,156
Diluted	89,669	89,456	89,620	88,156

See the accompanying notes to financial statements.

Bruker BioSciences Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
		(Restated)
Operating activities:
Net cash provided by (used in) operating activities	$25,578	$(10,482)

Investing activities:
Purchases of property and equipment	(2,172)	(3,867)
Purchases (redemptions) of short-term investments, net	105	(344)
Changes in restricted cash	(142)	—
Net cash used in investing activities	(2,209)	(4,211)

Financing activities:
Proceeds from short-term borrowings, net	272	6,012
Repayments of long-term debt, net	(3,616)	(5,783)
Proceeds from issuance of common stock	213	14,493
Net cash provided by (used in) financing activities	(3,131)	14,722

Effect of exchange rate changes on cash	(2,592)	(250)
Net change in cash and cash equivalents	17,646	(221)
Cash, cash equivalents and short-term investments at beginning of period	77,691	76,837
Cash, cash equivalents and short-term investments at end of period	$95,337	$76,616

See the accompanying notes to financial statements.

Bruker BioSciences Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Description of Business and Basis of Presentation

Bruker BioSciences Corporation and its wholly-owned subsidiaries (the “Company”) design, manufacture, service and market proprietary life science systems based on mass spectrometry core technology platforms and X-ray technology. The Company also distributes products and sells a broad range of field analytical systems for nuclear, biological and chemical (“NBC”) detection. The Company maintains major technical centers in Europe, North America and Japan. The Company’s diverse customer base includes pharmaceutical, biotechnology and proteomics companies, academic institutions, semiconductor industries and government agencies.

The financial statements represent the consolidated accounts of Bruker BioSciences Corporation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X. The December 31, 2004 balance sheet is the balance sheet included in the audited financial statements as presented in the Company’s 2004 Annual Report on Form 10-K.  Accordingly, the financial information presented herein does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

The Company reports financial results on the basis of two reportable segments; Bruker Daltonics and Bruker AXS.  Bruker Daltonics is in the business of manufacturing and distributing mass spectrometry instruments that can be integrated and used along with other analytical instruments. Bruker AXS is primarily in the business of manufacturing and distributing advanced X-ray instrumentation used in non-destructive molecular and elemental analysis in academic, research and industrial applications.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

2.  Restatement of Financial Statements

The Company has restated its previously issued consolidated financial statements for the three and nine months ended September 30, 2004.  Certain costs historically classified in sales and marketing and research and development expense were reclassified to cost of product revenue.  For the three and nine months ended September 30, 2004, approximately $2.1 million and $6.6 million, respectively, related to the write-down of demonstration inventory to net realizable value was reclassified from sales and marketing and research and development expense to cost of product revenue.  The Company also made changes to the consolidated financial statements for the three and nine months ended September 30, 2004 increasing cost of product revenue by $0.3 million and $0.6 million, respectively, for accounting corrections related primarily to inventory costing identified during the 2004 year-end closing process.  The accounting corrections identified during the 2004 year-end closing process impacted the Company’s U.S. operations resulting in no tax effect being recognized on these adjustments.

3.  Stock Compensation Arrangements

The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation.” The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, an amendment of FASB Statement No. 123 (“SFAS 148”).  Had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant date, consistent with the methodology prescribed by SFAS 148, the Company’s net income (loss) and net income (loss) per common share for the three and nine months ended September 30, 2005 and 2004 would have approximated the following pro forma amounts (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss), as reported	$1,079	$(3,058)	$1,780	$(6,971)
Deduct:
Total stock-based compensation expense determined using fair value based method for all awards, net of taxes	(641)	(615)	(1,917)	(1,845)
Net income (loss), pro forma	$438	$(3,673)	$(137)	$(8,816)

Net income (loss) per common share:
Basic and diluted, as reported	$0.01	$(0.03)	$0.02	$(0.08)
Basic and diluted, pro forma	$0.00	$(0.04)	$0.00	$(0.10)

The fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004
Risk-free interest rate	3.83%	3.63%
Expected life of option	5 years	5 years
Volatility	67.7%	71.5%
Expected dividend yield	0%	0%

4.  Inventories

Inventories consisted of the following as of September 30, 2005 and December 31, 2004 (in thousands):

	September 30,	December 31,
	2005	2004
Raw materials	$27,695	$30,003
Work-in-process	30,894	36,799
Demonstration units	14,495	14,558
Finished goods	26,225	26,388
Total inventories	$99,309	$107,748

5.  Goodwill and Other Intangible Assets

The following is a summary of other intangible assets subject to amortization as of September 30, 2005 and December 31, 2004 (in thousands):

			September 30, 2005		December 31, 2004
	Useful	Gross		Net		Net
	Lives	Carrying	Accumulated	Carrying	Accumulated	Carrying
	in Years	Amount	Amortization	Amount	Amortization	Amount
Existing technology and related patents	4	$1,520	$(855)	$665	$(570)	$950
Customer relationships	5	310	(139)	171	(93)	217
Trade names	10	310	(70)	240	(46)	264
Total amortizable intangible assets		$2,140	$(1,064)	$1,076	$(709)	$1,431

For each of the three and nine month periods ended September 30, 2005 and 2004, the Company recorded amortization expense of approximately $0.1 million and $0.4 million, respectively, related to other amortizable intangible assets.

The estimated future amortization expense related to other amortizable intangible assets is as follows (in thousands):

For the year ending December 31,	(in thousands)
2005 (a)	$118
2006	473
2007	281
2008	65
2009	31
Thereafter	108
Total	$1,076

(a)  Amount represents estimated amortization expense for the remaining three months ending December 31, 2005.

The carrying amount of goodwill as of September 30, 2005 and December 31, 2004 was $10.7 million and is included in the Bruker AXS segment.  The Company performs its annual test for indications of impairment as of December 31st each year.  The Company completed its annual test for impairment as of December 31, 2004 and determined that goodwill was not impaired at that time.

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

Changes in the Company’s accrued warranty liability during the nine months ended September 30, 2005 were as follows (in thousands):

Warranty accrual at December 31, 2004	$8,052
Accruals for warranties issued during the period	6,188
Settlements of warranty claims	(6,034)
Foreign currency impact	(692)
Warranty accrual at September 30, 2005	$7,514

7. Provision for Income Taxes

For the three and nine months ended September 30, 2005, the Company recorded an income tax provision of $2.4 million and $5.5 million, respectively, compared with an income tax provision of $1.0 million and $0.4 million, respectively, for the three and nine months ended September 30, 2004.  In the United States, any income tax provision or benefit is currently recorded as an adjustment to the valuation allowance until sufficient positive evidence exists to support the reversal of a full valuation allowance which was established in 2003.

8. Employee Benefit Plans

The Company has a defined benefit retirement plan that covers substantially all employees of the Bruker AXS German subsidiary who were employed as of September 30, 1997.  The plan provides pension benefits based upon final average salary and years of service.

The net periodic pension benefit cost includes the following components during the three and nine months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Components of net periodic benefit cost
Service cost	$154	$154	$480	$462
Interest cost	93	87	288	260
Recognized actuarial loss	—	—	197	—
Amortization	(9)	(15)	(23)	(45)
Net periodic benefit cost	$238	$226	$942	$677

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

The following table sets forth the computation of basic and diluted average shares outstanding for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss), as reported	$1,079	$(3,058)	$1,780	$(6,971)

Weighted average shares outstanding:
Weighted average shares outstanding - basic	89,476	89,456	89,473	88,156
Net effect of dilutive stock options - based on treasury stock method	193	—	147	—
Weighted average shares outstanding - diluted	89,669	89,456	89,620	88,156
Net income (loss) per share - basic and diluted	$0.01	$(0.03)	$0.02	$(0.08)

Stock options to purchase shares of common stock for the three and nine months ended September 30, 2004 were anti-dilutive and were excluded in the computation of diluted earnings per share due to the net losses for such periods.

10. Interest and Other Income (Expense), Net

The components of interest and other income (expense), net, were as follows for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest income	$1,007	$642	$2,472	$1,357
Interest expense	(553)	(753)	(1,340)	(1,764)
Exchange gains (losses) on foreign currency transactions	62	(204)	(158)	(12)
Appreciation (depreciation) of the fair value of derivative financial instruments	33	60	24	(25)
Write-off of investments	—	(1,647)	—	(2,321)
Other income (expense)	28	—	3	(3)
Interest and other income (expense), net	$577	$(1,902)	$1,001	$(2,768)

11.  Comprehensive Income (Loss)

Comprehensive income (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in other comprehensive income (loss), but excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax.  The following is a summary of comprehensive income (loss) for the three and nine months ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss)	$1,079	$(3,058)	$1,780	$(6,971)
Foreign currency translation adjustments	(453)	1,513	(12,188)	(1,734)
Total comprehensive income (loss)	$626	$(1,545)	$(10,408)	$(8,705)

12.  Commitments and Contingencies

Lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. The Company believes the outcome of these proceedings, if any, will not have a material impact on the Company’s financial position or results of operations.

13.  Letters of Credit and Guarantees

As of September 30, 2005 and December 31, 2004, the Company had bank guarantees of $6.8 million and $7.3 million, respectively, for its customer advances. These bank guarantees affect the availability of the Company’s lines of credit.

14.  Business Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS 131”) establishes standards for reporting information about reportable segments in financial statements of public business enterprises. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company reports financial results on the basis of two reportable segments: Bruker Daltonics and Bruker AXS.  Bruker Daltonics manufactures and distributes mass spectrometry instruments that can be integrated and used along with other analytical instruments. Bruker AXS primarily manufactures and distributes advanced X-ray instrumentation used in non-destructive molecular and elemental analysis in academic, research and industrial applications. Bruker BioSciences Corporation, the parent company of Bruker Daltonics and Bruker AXS, is the corporate entity that holds excess cash and short-term investments and principally incurs certain public company costs.

Selected reportable segment financial information for the three and nine months ended September 30, 2005 and 2004 is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue:
Bruker Daltonics	$36,949	$34,218	$116,954	$107,928
Bruker AXS	33,938	32,259	100,520	90,851
Eliminations (a)	(150)	—	(458)	—
Total	$70,737	$66,477	$217,016	$198,779

Operating income (loss):
Bruker Daltonics	$2,946	$1,531	$6,894	$1,783
Bruker AXS	594	(775)	1,835	(3,541)
Corporate	(612)	(842)	(2,351)	(1,905)
Total	$2,928	$(86)	$6,378	$(3,663)

(a)          represents services revenue recorded on transactions between segments which is eliminated in consolidation.

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

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”) that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, that was provided in Statement 123 as originally issued. As permitted by SFAS No. 123R, the Company currently accounts for share-based payments to employees using the intrinsic value method allowed under APB Opinion 25 and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R fair value method will have a significant impact the Company’s results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123R in prior periods, the impact would have approximated the amounts calculated using SFAS No. 123 as described in the disclosure of pro forma net income (loss) and net income (loss) per share in Note 3 to our consolidated financial statements.

16.  Material Definitive Agreements

On August 13, 2005, the Company executed a binding agreement to acquire all the capital stock of SOCABIM SAS (“SOCABIM”), a privately-held Paris, France based company focused on advanced X-ray materials research and analysis software.

At the closing, the Company will pay approximately $8.5 million of consideration comprised of (a) approximately $7.2 million in cash, and (b) approximately $1.3 million, which may, at the Company’s discretion, be paid either in cash or by the issuance of restricted shares of Bruker BioSciences Corporation common stock to SOCABIM.  In addition, there is the possibility of an earn-out in the amount of approximately $1.9 million.

On October 10, 2005, the Company executed a binding agreement to acquire all of the capital stock of Röntec AG (“Röntec”), an X-ray analysis instrumentation company based in Berlin, Germany.  At the closing, the Company will pay approximately $1.8 million of cash to satisfy Röntec’s outstanding debt and approximately $3.7 million of consideration to Röntec’s shareholders, of which approximately $0.9 million will be paid through the issuance of restricted shares of the Company’s common stock and the remainder of which shall be paid in cash to Röntec’s shareholders.  Pursuant to the earn-out provisions of the agreement, up to approximately $1.9 million of additional consideration, which will consist of a combination of 50% cash and 50% restricted shares, may be paid to Röntec’s management, employee and consultant shareholders based on the 2006 and 2007 performance of Röntec.  The Company also has an option to pay the earn-out 100% in cash.

On October 21, 2005, the Company executed a binding agreement to acquire the X-ray microanalysis business of Princeton Gamma-Tech Instruments, Inc. (“PGT”), which is based in Rocky Hill, New Jersey.  At the closing, the Company will pay approximately $1.9 million of consideration to PGT, of which $0.4 million shall be held in escrow for twelve months pending the satisfaction of the non-competition and non-solicitation covenant in the agreement.

17.                               Subsequent Events

Accelerated Vesting of Unvested Stock Options

On October 3, 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of vesting of all unvested options to purchase shares of common stock of the Company that are held by current employees, officers and directors of the Company, which have an exercise price per share equal to or greater than $4.64 (the closing market price of the Company’s common stock on October 3, 2005).  Options to purchase 857,923 shares of common stock are subject to this acceleration, including 132,688 options held by officers and directors of the Company.  Under the accounting for stock options in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees”, and FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation”, the acceleration of the vesting of these options will not result in a compensation charge in the fourth quarter ending December 31, 2005 because the exercise prices of the affected options (which have not changed) is greater than the closing price of the Company’s common stock on October 3, 2005.

Because these options have exercise prices in excess of current market values (are “underwater”), they are not fully achieving their original objectives of incentive compensation and employee retention. The Company believes that the acceleration of these underwater options may have a positive effect on employee morale and retention.  The acceleration also reduces future compensation expense that the Company would otherwise recognize in its consolidated statement of operations with respect to these options once the Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment”, issued by the Financial Accounting Standards Board, becomes effective for reporting periods beginning in January 2006.  Management has estimated the pre-tax charge to be eliminated from future accounting periods beginning in January 2006 amounts to approximately $3.7 million over the original remaining vesting periods of the affected options.

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

OVERVIEW

Bruker BioSciences

Bruker BioSciences Corporation and its wholly-owned subsidiaries (the “Company”) design, manufacture, service and market proprietary life science systems based on mass spectrometry core technology platforms and X-ray technology. The Company also distributes products and sells a broad range of field analytical systems for nuclear, biological and chemical (“NBC”) detection. The Company maintains major technical centers in Europe, North America and Japan. The Company’s diverse customer base includes pharmaceutical, biotechnology and proteomics companies, academic institutions, semiconductor industries and government agencies.  Our business strategy includes focusing on innovative product and solution development, while continuing to expand our global distribution and customer support capabilities.

The Company has restated its previously issued consolidated financial statements for the three and nine months ended September 30, 2004.  Certain costs historically classified in sales and marketing and research and development expense were reclassified to cost of product revenue.  For the three and nine months ended September 30, 2004, approximately $2.1 million and $6.6 million, respectively, related to the write-down of demonstration inventory to net realizable value was reclassified from sales and marketing and research and development expense to cost of product revenue.  The Company also made changes to the consolidated financial statements for the three and nine months ended September 30, 2004 increasing cost of product revenue by $0.3 million and $0.6 million, respectively, for accounting corrections related primarily to inventory costing identified during the 2004 year-end closing process.  The accounting corrections identified during the 2004 year-end closing process impacted the Company’s U.S. operations and no tax effect was recognized on these adjustments.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The Company reports financial results on the basis of two reportable segments; Bruker Daltonics and Bruker AXS.  Bruker Daltonics is in the business of manufacturing and distributing mass spectrometry instruments that can be integrated and used along with other analytical instruments. Bruker AXS is primarily in the business of manufacturing and distributing advanced X-ray instrumentation used in non-destructive molecular and elemental analysis in academic, research and industrial and security applications.

The performance of the Bruker Daltonics business is dependent upon its products in life-science mass spectrometry and Nuclear, Biological and Chemical (“NBC”) detection. During the nine months ended September 30, 2005 revenues increased by 8.4% over the comparable period in 2004.

The analytical X-Ray performance of the Bruker AXS business is dependent upon its products in single crystal X-ray diffraction (“SCD”), polycrystalline X-ray diffraction (“XRD”) and X-ray flourescence (“XRF”), as well as thermal analyzers. During the nine months ended September 30, 2005, revenues increased by 10.6% over the comparable period in 2004.  In October 2005, Bruker AXS announced it entered into agreements to purchase Röntec AG and the x-ray microanalysis business of Princeton Gamma-Tech Instruments, Inc.  These acquisitions are expected to close in the fourth quarter of 2005 and will be combined to form a new group within Bruker AXS which will focus on the X-ray microanalysis market, a market not previously addressed by Bruker AXS.

Our operating and net income has also improved during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 as we continue to focus on becoming more profitable.  We experienced improvements in overall gross profit margins year-over-year, increasing from 40.3% during the nine months ended September 30, 2004 to 42.0% during the nine months ended September 30, 2005.  These improvements are a result of our various ongoing gross margin improvement initiatives, as well as better capacity utilization on higher revenues.  Our operating expenses as a percentage of revenue also decreased when comparing the nine months ended September 30, 2005 to the nine months ended September 30, 2004.

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

Results of Operations

Three months ended September 30, 2005 compared to the three months ended September 30, 2004

The Company, as discussed above, has restated its previously issued consolidated financial statements for the three months ended September 30, 2004 for certain reclassifications and corrections of inventory-related costs.  These adjustments are reflected in the following tables and discussions within Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment for the three months ended September 30, 2005 and 2004 (dollars in thousands):

				Percentage
	2005	2004	$ Change	Change
Bruker Daltonics	$36,949	$34,218	$2,731	8.0%
Bruker AXS	33,938	32,259	1,679	5.2%
Eliminations (a)	(150)	—	(150)
Total Revenue	$70,737	$66,477	$4,260	6.4%

(a)           represents service revenue recorded on transactions between segments which is eliminated in consolidation.

Bruker Daltonics’ revenue increased by $2.7 million, or 8.0%, to $36.9 million for the three months ended September 30, 2005 compared to $34.2 million for the comparable period in 2004.  Included in this change in revenue is approximately $0.4 million from the impact of foreign exchange.  Excluding the effect of foreign exchange, revenue increased by 7.0%.  The increase in revenue excluding the effect of foreign exchange is a result of an increase in the number of life science systems sold period-over-period, partially offset by pricing pressures due to increased competition, and an increase in aftermarket revenue, which consists primarily of consumables, accessories, training and service primarily due to an increase in service revenue. Revenue associated with NBC detection systems was relatively flat year-over-year, but decreased as a percentage of product and service revenue. Included in other revenue for the three months ended September 30, 2005 and 2004 are grant revenues from various projects for early-stage research and development projects funded by the German government.  This revenue reflects the impact of revised government rates published by the German government in the third quarter of 2005.  Life science systems, NBC detection systems and aftermarket revenue as a percentage of Bruker Daltonics’ product and service revenue were as follows during the three months ended September 30, 2005 and 2004:

	2005		2004
		Percentage of		Percentage of
		Segment Product		Segment Product
	Revenue	and Service Revenue	Revenue	and Service Revenue
Life Science Systems	$26,580	73.8%	$24,799	73.8%
NBC Detection Systems	2,287	6.3%	2,403	7.2%
Bruker Daltonics Aftermarket	7,154	19.9%	6,382	19.0%
Product and Service Revenue	36,021	100%	33,584	100%
Grant Revenue	928		634
Total Revenue	$36,949		$34,218

Bruker AXS’ revenue increased by $1.7 million, or 5.2%, to $33.9 million for the three months ended September 30, 2005 compared to $32.3 million for the comparable period in 2004.  Included in this change in revenue is approximately $0.1 million from the impact of foreign exchange.  Excluding the effect of foreign exchange, revenue increased by 4.9%.  The increase in revenue excluding the effect of foreign exchange is attributable to growth in our materials research systems and other systems revenue, and continued strong aftermarket revenue, partially offset by decreases in life science and elemental composition systems revenue.  Other system revenue relates primarily to the distribution of products not manufactured by Bruker AXS.  X-ray systems, other systems and aftermarket revenue as a percentage of Bruker AXS’ product and service revenue were as follows during the three months ended September 30, 2005 and 2004:

	2005		2004
		Percentage of		Percentage of
		Segment Product		Segment Product
	Revenue	and Service Revenue	Revenue	and Service Revenue
X-Ray Systems	$23,072	68.0%	$23,746	73.6%
Other System Revenue	2,290	6.7%	1,043	3.2%
Bruker AXS Aftermarket	8,576	25.3%	7,470	23.2%
Total Product and Service Revenue	$33,938	100%	$32,259	100%

Cost of Revenue

The following table presents cost of product and service revenue and gross profit margins on product and service revenue by reportable segment for the three months ended September 30, 2005 and 2004 (dollars in thousands):

	2005		2004
	Cost of	Gross Profit	Cost of	Gross Profit
	Revenue	Margin	Revenue	Margin
Bruker Daltonics	$19,434	46.0%	$17,251	48.6%
Bruker AXS	21,034	38.0%	20,279	37.1%
Eliminations (a)	(150)	—
Total Cost of Revenue	$40,318	42.2%	$37,530	43.0%

(a)           represents the cost of services provided between segments which is eliminated in consolidation.

Bruker Daltonics’ cost of product and service revenue for the three months ended September 30, 2005 was $19.4 million, resulting in a gross profit margin of 46.0%, compared to cost of product and service revenue of $17.3 million, or a gross profit margin of 48.6% for the comparable period in 2004. The decrease in gross profit margin is attributable to the combination of pricing pressures due to increased competition and a favorable product mix in the third quarter of 2004 compared to 2005, partially offset by gross profit margin improvements related to various ongoing gross profit margin improvement programs and better capacity utilization as a result of increased revenue period-over-period.

Bruker AXS’ cost of product and service revenue for the three months ended September 30, 2005 was $21.0 million, resulting in a gross profit margin of 38.0%, compared to cost of product and service revenue of $20.3 million, or a gross profit margin of 37.1% for the comparable period in 2004. The increase in gross profit margin is primarily attributable to various ongoing gross profit margin improvement programs, reduced warranty expenses as improvements continue to be made on the products introduced during 2004 and 2005 and better capacity utilization as a result of increased revenue period-over-period, partially offset by an increase in inventory reserves during the third quarter of 2005.

Sales and Marketing

The following table presents sales and marketing expense and sales and marketing expense as a percentage of product and service revenue by reportable segment for the three months ended September 30, 2005 and 2004 (dollars in thousands):

	2005		2004
		Percentage of		Percentage of
	Sales and	Segment Product	Sales and	Segment Product
	Marketing	and Service Revenue	Marketing	and Service Revenue
Bruker Daltonics	$5,582	15.5%	$6,380	19.0%
Bruker AXS	6,263	18.5%	6,572	20.4%
Total Sales and Marketing	$11,845	17.0%	$12,952	19.7%

Bruker Daltonics’ sales and marketing expense for the three months ended September 30, 2005 decreased to $5.6 million, or 15.5% of product and service revenue, from $6.4 million, or 19.0% of product and service revenue for the comparable period in 2004.  The decrease in sales and marketing expense as a percentage of product and service revenue is primarily attributable to increased revenue in the third quarter of 2005 as compared to the third quarter of 2004 and to benefits realized from cost control initiatives announced during the second half of 2004, partially offset by increased commissions on higher revenues year-over-year.

Bruker AXS’ sales and marketing expense for the three months ended September 30, 2005 decreased to $6.3 million, or 18.5% of product and service revenue, from $6.6 million, or 20.4% of product and service revenue for the comparable period in 2004.  The decrease in sales and marketing expense as a percentage of product and service revenue is primarily attributable to increased revenue in the third quarter of 2005 as compared to the third quarter of 2004 and to benefits realized from cost control initiatives announced during the second half of 2004, partially offset by increased commissions on higher revenues year-over-year.

General and Administrative

The following table presents general and administrative expense and general and administrative expense as a percentage of product and service revenue by reportable segment for the three months ended September 30, 2005 and 2004 (dollars in thousands):

	2005		2004
		Percentage of		Percentage of
	General and	Segment Product	General and	Segment Product
	Administrative	and Service Revenue	Administrative	and Service Revenue
Bruker Daltonics	$2,285	6.3%	$1,804	5.4%
Bruker AXS	2,780	8.2%	2,611	8.1%
Corporate	612		842
Total General and Administrative	$5,677	8.1%	$5,257	8.0%

Bruker Daltonics’ general and administrative expense for the three months ended September 30, 2005 increased to $2.3 million, or 6.3% of product and service revenue, from $1.8 million, or 5.4% of product and service revenue for the comparable period in 2004. The increase in general and administrative expenses as a percentage of product and service revenue is primarily due to increased professional service fees associated with audit and Sarbanes-Oxley requirements, and an increase in bad debt reserves during the third quarter of 2005.

Bruker AXS’ general and administrative expenses for the three months ended September 30, 2005 increased to $2.8 million, or 8.2% of product and service revenue, from $2.6 million, or 8.1% of product and service revenue for the comparable period in 2004.  The increase in general and administrative expenses as a percentage of product and service revenue is primarily due to increased professional service fees associated with audit and Sarbanes-Oxley requirements and certain professional fees incurred during the third quarter of 2005 associated with increased business development activities.

Corporate general and administrative expense for the three months ended September 30, 2005 decreased to $0.6 million from $0.8 million for the comparable period in 2004.  Corporate general and administrative expenses represent expenses associated with being a public company not allocated to our reportable segments, including legal fees, audit and consulting fees and filing fees.  The decrease in expenses is primarily attributable to certain accounting, audit and consulting fees recorded within corporate during the three months ended September 30, 2004 now being allocated to our reportable segments.

Research and Development

The following table presents research and development expense and research and development expense as a percentage of product and service revenue by reportable segment for the three months ended September 30, 2005 and 2004 (dollars in thousands):

	2005		2004
		Percentage of		Percentage of
	Research and	Segment Product	Research and	Segment Product
	Development	and Service Revenue	Development	and Service Revenue
Bruker Daltonics	$6,703	18.6%	$7,253	21.6%
Bruker AXS	3,266	9.6%	3,571	11.1%
Total Research and Development	$9,969	14.3%	$10,824	16.4%

Bruker Daltonics’ research and development expense for the three months ended September 30, 2005 decreased to $6.7 million, or 18.6% of product and service revenue, from $7.3 million, or 21.6% of product and service revenue for the comparable period in 2004.  The decrease in research and development expense is primarily attributable to benefits realized from cost control initiatives announced during the second half of 2004 and to a decrease in material purchases during the third quarter of 2005 compared to the third quarter of 2004.

Bruker AXS’ research and development expense for the three months ended September 30, 2005 decreased to $3.3 million, or 9.6% of product and service revenue, from $3.6 million, or 11.1% of product and service revenue for the comparable period in 2004.  The decrease in research and development expense is primarily related cost control initiatives announced during the second half of 2004 and a decrease in external consulting services utilized during the third quarter of 2005 compared to the third quarter of 2004.

Interest and Other Income (Expense), Net

 Interest and other income (expense), net, during the three months ended September 30, 2005 was $0.6 million compared to ($1.9) million during the comparable period in 2004.  During the three months ended September 30, 2005, the major component within interest and other income (expense), net, was net interest income of $0.5 million.  During the three months ended September 30, 2004, the major components within interest and other income (expense), net, were the write-off an investment in the amount of ($1.6) million, losses on foreign currency transactions of ($0.2) million and net interest expense of ($0.1) million.

Provision for Income Taxes

The income tax provision for the three months ended September 30, 2005 was $2.4 million compared to an income tax provision of $1.0 million for the comparable period in 2004.  During the third quarter of 2005 and 2004, our effective tax rate was approximately 68% and (48%), respectively, and reflects our tax provision for non-U.S. entities only since no benefit was recognized for losses incurred in the U.S.  We will maintain a full valuation allowance for our U.S. net operating losses until such evidence exists that it is more likely than not that the loss carry forward amounts will be utilized to offset U.S. taxable income. Our tax rate may change over time as the amount or mix of income and taxes outside the U.S. changes. Our effective tax rate is calculated using our projected annual pre-tax income or loss and is affected by research and development tax credits, the expected level of other tax benefits, the impact of changes to the valuation allowance as well as changes in the mix of our pre-tax income and losses among jurisdictions with varying statutory tax rates and credits.

Minority Interest in Consolidated Subsidiaries

Minority interest in consolidated subsidiaries for the three months ended September 30, 2005 was $28,000 compared to $0.1 million in the comparable period of 2004.  The minority interest in subsidiaries represents the minority shareholders’ proportionate share of net income of those subsidiaries for the three months ended September 30, 2005 and 2004.  For the three months ended

September 30, 2005 and 2004, the minority interest relates to our two majority-owned subsidiaries, Incoatec GmbH and Baltic Scientific Instruments Ltd.

Nine months ended September 30, 2005 compared to the nine months ended September 30, 2004

The Company, as discussed above, has restated its previously issued consolidated financial statements for the nine months ended September 30, 2004.  These adjustments are reflected in the following tables and discussions within Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment for the nine months ended September 30, 2005 and 2004 (dollars in thousands):

				Percentage
	2005	2004	$ Change	Change
Bruker Daltonics	$116,954	$107,928	$9,026	8.4%
Bruker AXS	100,520	90,851	9,669	10.6%
Eliminations (a)	(458)	—	(458)
Total Revenue	$217,016	$198,779	$18,237	9.2%

(a)           represents service revenue recorded on transactions between segments which are eliminated in consolidation.

Bruker Daltonics’ revenue increased by $9.0 million, or 8.4%, to $117.0 million for the nine months ended September 30, 2005 compared to $107.9 million for the comparable period in 2004. Included in this change in revenue is approximately $2.9 million from the impact of foreign exchange.  Excluding the effect of foreign exchange, revenue increased by 5.6%.  The increase in revenue excluding the effect of foreign exchange is a result of an increase in the number of life science and NBC detection systems sold period-over-period and increased aftermarket revenue, partially offset by pricing pressures due to increased competition.  Revenues for the nine months ended September 30, 2005 and 2004 include grant revenues from various projects for early-stage research and development projects funded by the German government.  Life science systems, NBC detection systems and aftermarket revenue as a percentage of Bruker Daltonics’ product and service revenue were as follows during the nine months ended September 30, 2005 and 2004:

	2005		2004
		Percentage of		Percentage of
		Segment Product		Segment Product
	Revenue	and Service Revenue	Revenue	and Service Revenue
Life Science Systems	$81,243	70.6%	$77,275	72.4%
NBC Detection Systems	10,962	9.5%	8,804	8.3%
Bruker Daltonics Aftermarket	22,821	19.9%	20,632	19.3%
Product and Service Revenue	115,026	100%	106,711	100%
Grant Revenue	1,928		634
Total Revenue	$116,954		$107,345

Bruker AXS’ revenue increased by $9.7 million, or 10.6%, to $100.5 million for the nine months ended September 30, 2005 compared to $90.9 million for the comparable period in 2004.  Included in this change in revenue is approximately $2.3 million from the impact of foreign exchange.  Excluding the effect of foreign exchange, revenue increased by 8.1%.  The increase in revenue excluding the effect of foreign exchange is attributable to growth in our materials research systems and other systems revenue, and continued strong aftermarket revenue, partially offset by declines in life science and elemental composition systems revenue.  Other system revenue relates primarily to the distribution of products not manufactured by Bruker AXS.  X-ray systems, other systems and aftermarket revenue as a percentage of Bruker AXS’ product and service revenue were as follows during the nine months ended September 30, 2005 and 2004:

	2005		2004
		Percentage of		Percentage of
		Segment Product		Segment Product
	Revenue	and Service Revenue	Revenue	and Service Revenue
X-Ray Systems	$70,669	70.3%	$65,307	71.9%
Other System Revenue	4,415	4.4%	1,679	1.8%
Bruker AXS Aftermarket	25,436	25.3%	23,865	26.3%
Total Product and Service Revenue	$100,520	100%	$90,851	100%

Cost of Revenue

The following table presents cost of product and service revenue and gross profit margins on product and service revenue by reportable segment for the nine months ended September 30, 2005 and 2004 (dollars in thousands):

	2005		2004
	Cost of	Gross Profit	Cost of	Gross Profit
	Revenue	Margin	Revenue	Margin
Bruker Daltonics	$64,952	43.5%	$60,894	42.9%
Bruker AXS	60,179	40.1%	57,126	37.1%
Eliminations (a)	(458)		—
Total Cost of Revenue	$124,673	42.0%	$118,020	40.3%

(a)           represents service revenue recorded on transactions between segments which are eliminated in consolidation.

Bruker Daltonics’ cost of product and service revenue for the nine months ended September 30, 2005 was $65.0 million, or a gross profit margin of 43.5%, compared to cost of product and service revenue of $60.9 million, or a gross profit margin of 42.9% for the comparable period in 2004. The increase in gross profit margins is primarily attributable to various ongoing gross profit margin improvement programs and better capacity utilization as a result of increased revenues period-over-period, partially offset by pricing pressures due to increased competition.

Bruker AXS’ cost of product and service revenue for the nine months ended September 30, 2005 was $60.2 million, or a gross profit margin of 40.1%, compared to cost of product and service revenue of $57.1 million, or a gross profit margin of 37.1% for the comparable period in 2004. The increase in gross profit margins is primarily attributable to various ongoing gross profit margin improvement programs and reduced warranty expenses as improvements continue to be made on the products introduced during 2004 and 2005, partially offset by the lower margins derived from other system revenues, which increased period-over-period.

Sales and Marketing

The following table presents sales and marketing expense and sales and marketing expense as a percentage of product and service revenue by reportable segment for the nine months ended September 30, 2005 and 2004 (dollars in thousands):

	2005		2004
		Percentage of		Percentage of
	Sales and	Segment Product	Sales and	Segment Product
	Marketing	and Service Revenue	Marketing	and Service Revenue
Bruker Daltonics	$17,404	15.1%	$18,209	17.1%
Bruker AXS	19,978	19.9%	20,607	22.7%
Total Sales and Marketing	$37,382	17.4%	$38,816	19.6%

Bruker Daltonics’ sales and marketing expense for the nine months ended September 30, 2005 decreased to $17.4 million, or 15.1% of product and service revenue, from $18.2 million, or 17.1% of product and service revenue for the comparable period in 2004.  The decrease in sales and marketing expense as a percentage of product and service revenue is primarily attributable to increased revenue during the nine months ended September 30, 2005 compared to the comparable period in 2004 and to benefits realized from cost control initiatives announced during the second half of 2004, partially offset by increased commissions on higher revenues year-over-year.

Bruker AXS’ sales and marketing expense for the nine months ended September 30, 2005 decreased to $20.0 million, or 19.9% of product and service revenue, from $20.6 million, or 22.7% of product and service revenue for the comparable period in 2004.  The decrease in sales and marketing expense as a percentage of product and service revenue is primarily attributable to increased revenue during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 and to benefits realized from cost control initiatives announced during the second half of 2004, partially offset by increased commissions on higher revenues year-over-year.

General and Administrative

The following table presents general and administrative expense and general and administrative expense as a percentage of product and service revenue by reportable segment for the nine months ended September 30, 2005 and 2004 (dollars in thousands):

	2005		2004
		Percentage of		Percentage of
	General and	Segment Product	General and	Segment Product
	Administrative	and Service Revenue	Administrative	and Service Revenue
Bruker Daltonics	$6,603	5.7%	$5,534	5.2%
Bruker AXS	7,678	7.6%	7,075	7.8%
Corporate	2,351		1,906
Total General and Administrative	$16,632	7.7%	$14,515	7.3%

Bruker Daltonics’ general and administrative expense for the nine months ended September 30, 2005 increased to $6.6 million, or 5.7% of product and service revenue, from $5.5 million, or 5.2% of product and service revenue for the comparable period in 2004. The increase in general and administrative expenses as a percentage of product and service revenue is primarily due to increased professional service fees associated with audit and Sarbanes-Oxley requirements, and an increase in bad debt reserves during the nine months ended September 30, 2005.

Bruker AXS’ general and administrative expense for the nine months ended September 30, 2005 increased to $7.7 million, or 7.6% of product and service revenue, from $7.1 million, or 7.8% of product and service revenue for the comparable period in 2004.  The decrease in general and administrative expenses as a percentage of product and service revenue is primarily attributable to increased revenue during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 and to cost control initiatives announced during the second half of 2004, partially offset by increased professional service fees associated with audit and Sarbanes-Oxley requirements.

Corporate general and administrative expense for the nine months ended September 30, 2005 increased to $2.4 million from $1.9 million for the comparable period in 2004.  Corporate general and administrative expenses represent expenses associated with being a public company not allocated to our reportable segments, including legal fees, audit and consulting fees and filing fees.  The increase in expenses is primarily attributable to increased professional service fees associated with audit and Sarbanes-Oxley requirements, partially offset by certain accounting, audit and consulting fees classified as corporate expenses during the nine months ended September 30, 2004 now being allocated to our reportable segments.

Research and Development

The following table presents research and development expense and research and development expense as a percentage of product and service revenue by reportable segment for the nine months ended September 30, 2005 and 2004 (dollars in thousands):

	2005		2004
		Percentage of		Percentage of
	Research and	Segment Product	Research and	Segment Product
	Development	and Service Revenue	Development	and Service Revenue
Bruker Daltonics	$21,101	18.3%	$21,507	20.2%
Bruker AXS	10,850	10.8%	9,584	10.5%

Total Research and Development	$31,951	14.9%	$31,091	15.7%

Bruker Daltonics’ research and development expense for the nine months ended September 30, 2005 decreased to $21.1 million, or 18.3% of product and service revenue, from $21.5 million, or 20.2% of product and service revenue for the comparable period in 2004.  The decrease in research and development expenses is primarily attributable to benefits realized from cost control initiatives announced during the second half of 2004 and to a decrease in material purchases during the nine months ended September 30, 2005 compared to the comparable period in 2004.

Bruker AXS’ research and development expense for the nine months ended September 30, 2005 increased to $10.9 million, or 10.8% of product and service revenue, from $9.6 million, or 10.5% of product and service revenue for the comparable period in 2004.  The increase in research and development expense as a percentage of product and service revenue is primarily related to the purchase of materials associated with completing a prototype for a potential new product expected to be introduced within the next year.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, during the nine months ended September 30, 2005 was $1.0 million compared to ($2.8) million during the comparable period in 2004.   During the nine months ended September 30, 2005, the major components within interest and other income (expense), net, were net interest income of $1.1 million and losses on foreign currency transactions of ($0.1) million.  During the nine months ended September 30, 2004, the major components within interest and other income (expense), net were the write-off an investment in the amount of ($2.3) million and net interest expense of ($0.4) million.

Provision for Income Taxes

The income tax provision for the nine months ended September 30, 2005 was $5.5 million compared to an income tax provision of $0.4 million for the comparable period in 2004.  During the nine months ended September 30, 2005 and 2004, our effective tax rate was approximately 74% and (6%), respectively, and reflects our tax provision for non-U.S. entities only since no benefit was recognized for losses incurred in the U.S.  We will maintain a full valuation allowance for our U.S. net operating losses until such evidence exists that it is more likely than not that the loss carry-forward amounts will be utilized to offset U.S. taxable income. Our tax rate may change over time as the amount or mix of income and taxes outside the U.S. changes. Our effective tax rate is calculated using our projected annual pre-tax income or loss and is affected by research and development tax credits, the expected level of other tax benefits, the impact of changes to the valuation allowance as well as changes in the mix of our pre-tax income and losses among jurisdictions with varying statutory tax rates and credits.

Minority Interest in Consolidated Subsidiaries

Minority interest in consolidated subsidiaries for each of the nine months ended September 30, 2005 and 2004 was $0.1 million.  The minority interest in subsidiaries represents the minority shareholders’ proportionate share of net income of these subsidiaries for the nine months ended September 30, 2005 and 2004.  For the nine months ended September 30, 2005 and 2004, the minority interest relates to our two majority-owned subsidiaries, Incoatec GmbH and Baltic Scientific Instruments Ltd.

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

During the nine months ended September 30, 2005, net cash provided by operating activities was $25.6 million compared to net cash used in operating activities of $10.5 million during the nine months ended September 30, 2004.  The increase in cash provided by operating activities was primarily attributable to decreases in accounts receivable and inventories and increases in customer deposits.

During the nine months ended September 30, 2005, investing activities used $2.2 million in cash compared to net cash used in investing activities of $4.2 million during the nine months ended September 30, 2004.  Cash used in investing activities during the nine months ended September 30, 2005 and 2004 was primarily attributable to capital expenditures.  During the remainder of 2005, we expect to continue to make modest capital investments, focusing on enhancing the efficiency of our operations and supporting our anticipated continued growth.

During the nine months ended September 30, 2005, financing activities used $3.1 million of cash compared to providing $14.7 million of cash during the nine months ended September 30, 2004.  The decrease in cash provided by financing activities during the nine months ended September 30, 2005 is attributable to a completion of a public offering of our common stock in April of 2004 which generated net proceeds to the Company of approximately $14.5 million, and the net repayment of debt totaling $3.6 million during the nine months ended September 30, 2005.

We have a demand revolving line of credit with Citizens Bank in the United States in the amount of $2.5 million. The line of credit, which is secured by portions of our inventory, receivables and equipment in the United States, is used to support our working capital requirements and expires in June 2006. As of September 30, 2005, the full amount of our U.S. line of credit was available.  We also maintain revolving lines of credit totaling approximately $33.9 million with various German and Japanese banks. The German and Japanese lines of credit are unsecured. As of September 30, 2005, approximately $9.5 million was outstanding on our German and Japanese lines of credit.

In addition to our lines of credit, we have both short-term and long-term notes payable with outstanding balances aggregating approximately $32.8 million as of September 30, 2005. The interest rates on these obligations range from 1.00% to 5.10%.  We entered into an interest rate swap to hedge the variability of cash flows related to changes in interest rates on borrowings of variable debt obligations and pay a 4.6% fixed rate of interest and receive a variable rate of interest based on the Bond Market Association Municipal Swap Index. The interest rate swap has a notional value of $2.2 million which decreases in conjunction with the IRB payment schedule until the interest rate swap and IRB agreements terminate in December 2013.

The following table summarizes maturities for our significant financial obligations as of September 30, 2005 (in thousands):

		Less than	1-3	4-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Short-term borrowings	$10,960	$10,960	$—	$—	$—
Pension	8,214	4	4	8	8,198
Total contractual obligations	$19,174	$10,964	$4	$8	$8,198

As of September 30, 2005, the Company also has outstanding long-term debt totaling $21.8 million. In connection with some of our outstanding debt, we are required to maintain certain financial ratios and meet other financial criteria. Additionally, we are subject to a variety of restrictive covenants that require bank consent if not met. As of September 30, 2005, the latest measurement date, we were not in compliance with the required debt service coverage ratio associated with our industrial revenue bonds from the State of Wisconsin.  On October 24, 2005, the Company received from the holder of the debt a limited waiver for the quarterly measurement period ending September 30, 2005.

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

Impact of Foreign Currencies

We sell products in many countries, and a substantial portion of sales and expenses are denominated in foreign currencies, principally in the Euro. During the nine months ended September 30, 2005, the U.S. dollar was weaker than the Euro compared to the nine months ended September 30, 2004.  This increased our consolidated revenue growth by $4.8 million, or approximately 2.5%, expressed in U.S. dollars.

While we may from time to time hedge specifically identified cash flows in foreign currencies using forward contracts, this foreign currency activity historically has not been material. The maturities of the forward exchange contracts generally coincide with the settlement dates of the related transactions. Realized and unrealized gains and losses on these contracts are recognized in the same period as gains and losses on the hedged items. As of September 30, 2005, there were no foreign currency forward contracts outstanding.

Realized foreign exchange gains (losses) were approximately $0.1 million and ($0.2) million for the three months ended September 30, 2005 and 2004, respectively and approximately ($0.2) million and $0.0 million for the nine months ended September 30, 2005 and 2004, respectively. As we continue to expand internationally, we evaluate currency risks and may continue to enter into foreign exchange contracts from time to time to mitigate foreign currency exposure.

We have entered into foreign-denominated debt obligations. The currency effects of the debt obligations are reflected in interest and other income (expense), net, on the consolidated statement of operations. We also have foreign-denominated intercompany borrowing arrangements with our Bruker Daltonik GmbH subsidiary in Germany, our Bruker AXS GmbH subsidiary in Germany and our Bruker Nonius subsidiary in the Netherlands that affected accumulated other comprehensive income (loss). A 10% increase or decrease of the respective foreign exchange rate with our Bruker Daltonik GmbH subsidiary in Germany would result in a change in accumulated other comprehensive income (loss) of approximately $1.0 million.  A 10% increase or decrease of the respective foreign exchange rate with our Bruker Nonius subsidiary in the Netherlands would result in a change in accumulated other comprehensive income (loss) of approximately $1.0 million or $(0.9) million, respectively. A 10% increase or decrease of the respective foreign exchange rate with our

Bruker AXS GmbH subsidiary in Germany would result in a translation gain (loss) of approximately $0.7 million or $(0.5) million, respectively.

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

In the U.S., we have entered into an interest rate swap arrangement to limit the interest rate exposure on our $2.2 million industrial revenue bond to a fixed rate of 4.6%. We pay a 4.6% fixed rate of interest and receive a variable rate of interest based on the Bond Market Association Municipal Swap Index on a $2.2 million notional amount. Net interest payments or receipts are recorded as adjustments to interest expense. In addition, the instrument is recorded at fair market value on our balance sheet, and changes in the fair market value are recorded in current earnings. As of September 30, 2005, the fair value of the instrument was approximately $0.1 million, net of tax, and is recorded as a liability on the balance sheet.

In April 2002, we entered into two derivative financial instruments: a cross currency interest rate swap and an interest rate swap. The cross currency interest rate swap of 2 million Euro secures a fixed interest rate of 1.75% per annum until January 4, 2012. The interest rate swap of 3 million Euro reduces the 6-month EURIBOR rate by 1.80% per annum until January 4, 2007. We entered into the financial instruments to manage our exposure to interest rates and foreign exchange risk. During the year ended December 31, 1999, we entered into three financial instruments: an interest rate cap, an interest rate swap and a cross currency interest rate swap. By entering into these financial instruments, we obtained the right to borrow money at lower rates of interest. We continue to hold these financial instruments until we elect to exercise the options to borrow the money. Until the instruments become an effective hedge, the instruments are considered speculative and are marked-to-market through interest and other income (expense), net, in the consolidated statement of operations. The change in the fair value of these instruments was not material for any period presented.  As of September 30, 2005, the fair value of these instruments was approximately $0.2 million, net of tax, and is recorded as a liability on the balance sheet.

A 10% increase or decrease in the average cost of our variable rate debt would not result in a material change in pre-tax interest expense.

Inflation

We do not believe inflation had a material impact on our business or operating results during the periods presented.

ITEM 4:  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified.  The Company’s management, including the Company’s chief executive officer and chief financial officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2005.  Based on that evaluation and due to the material weaknesses in our internal control over financial reporting identified and disclosed in our Annual Report on Form 10-K, for the year ended December 31, 2004, we concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2005.

(b) Changes in Internal Controls over Financial Reporting

In our Annual Report on Form 10-K, for the year ended December 31, 2004, we identified and disclosed material weaknesses in our internal control over financial reporting at one significant subsidiary whose operations and financial condition are significant to the Company’s consolidated financial statements.  In response to these material weaknesses identified, we have taken steps to strengthen our internal controls over financial reporting.  These steps have included the following:

•                  We evaluated and continue to evaluate the roles and functions within the significant subsidiary’s accounting department and added additional resources to support the controls surrounding inventory costing and the financial statement close process.  Temporary staff had been used to perform additional procedures while management evaluated resources and systems.

Permanent personnel resources were also in place by the end of the third quarter of 2005.  The additional resources together with the current accounting staff will improve existing policies and procedures to enable proper financial reporting.

•                  In addition to augmenting the Company’s accounting personnel, management’s long-term goal is to automate and establish certain preventative controls through the implementation of a fully integrated Materials Resource Planning (MRP) system.  Management selected an MRP system during the third quarter of 2005 and expects the implementation to be completed during the first half of 2006.

Management believes that the above measures, when fully implemented, will address the material weaknesses described in our Annual Report on Form 10-K, for the year ended December 31, 2004, in the near and long-term.  The Audit Committee and management will continue to monitor the effectiveness of our internal controls and procedures on an ongoing basis and will take further action, as appropriate.

During the nine month period ended September 30, 2005, there were no other significant changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  The Company will continue to include reports on its progress in these areas in its quarterly filings with the SEC.

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

None.

ITEM 3:  Defaults Upon Senior Securities

None.

ITEM 4:  Submission of Matters to a Vote of Security Holders

None.

ITEM 5:  Other Information

None.

ITEM 6:  Exhibits

+2.2	Purchase and Transfer Agreement for Shares in Röntec AG dated October 10, 2005 between Bruker AXS GmbH and the Sellers as defined therein (1).
+2.3	Asset Purchase Agreement dated October 21, 2005 between Bruker AXS Inc., Princeton Gamma-Tech Instruments, Inc., Princeton Gamma-Tech (UK), Ltd., Finn-Partners, Inc. and Third Letter Corporation (1).
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1).
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1).
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2).

(1)                                  Filed herewith

(2)                                  Furnished herewith

(+)                                 Confidential treatment requested as to certain poertions, which portions have been omitted and  filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUKER BIOSCIENCES CORPORATION

	By:	/s/ Frank H. Laukien, Ph.D.
Date: November 9, 2005		Frank H. Laukien, Ph.D. President, Chairman, Chief Executive Officer, and Director (Principal Executive Officer)

	By:	/s/ William J. Knight
Date: November 9, 2005		William J. Knight Chief Financial Officer (Principal Financial and Accounting Officer)