Form 10-K
period 2005-12-31
BRUKER BIOSCIENCES CORP
filed 2006-03-14
CIK 1109354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2005

Commission File Number 000-30833

BRUKER BIOSCIENCES CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	04-3110160
(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

40 Manning Road

Billerica, MA 01821

(Address of principal executive offices, including zip code)

(978) 663-3660

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer  ☐ .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) was $149,221,280 million, based on the reported last sale price on the Nasdaq National Market on that date. This amount excludes an aggregate of 52,076,694 million shares of common stock held by officers and directors and each person known by the registrant to own 10% or more of the outstanding common stock of the registrant as of June 30, 2005. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant. The number of shares of the registrant’s common stock outstanding as of March 10, 2006 was 90,074,303.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report (Items 10, 11, 12, 13 and 14) is incorporated by reference from Bruker BioSciences Corporation’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders.

BRUKER BIOSCIENCES CORPORATION
Annual Report on Form 10-K
Table of Contents

Any statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. Any forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties. The factors that could cause actual future results to differ materially from current expectations include, but are not limited to, risks and uncertainties relating to the Company’s integration risks, failure of conditions, technological approaches, product development, market acceptance, cost and pricing of the Company’s products, changes in governmental regulations, capital spending and government funding policies, FDA and other regulatory approvals to the extent applicable, competition, the intellectual property of others, patent protection and litigation and other factors, many of which are described in more detail in this Annual Report on Form 10-K under Item 1A. “Risk Factors” and from time to time in other filings we may make with the

Securities and Exchange Commission. While the Company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the Company’s estimates change, and readers should not rely on those forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this report.

References to “we,” “us,” “our,” the “Company” or “Bruker BioSciences” refer to Bruker BioSciences Corporation and, in some cases, its subsidiaries, as well as all predecessor entities.

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

Competitive Strengths and Strategy

We believe our key competitive strengths include our:

•       broad product and service offerings in the markets we serve;

•       commitment to innovative, reliable and performance leading products and solutions for our customers;

•       premier global brand;

•       extensive intellectual property portfolio; and

•       worldwide global manufacturing, distribution and logistics networks.

Our strategy is to capitalize on our proven ability to innovate and generate rapid revenue growth, both organically and through acquisitions. We believe our commitment to be an even more significant leader within our markets, to maintain above industry-standard growth and to leverage our continued research and development and distribution investments, will enhance our operating margins and improve our earnings.

Business Segments

We report financial results on two reportable operating segments: Bruker Daltonics and Bruker AXS.

The mass spectrometers manufactured and sold by our Bruker Daltonics business are sophisticated scientific devices that measure the mass or weight of a molecule and can provide accurate information on the identity, quantity and primary structure of molecules. Our mass spectrometry-based solutions often combine advanced mass spectrometry instrumentation; automated sampling and sample preparation robots; reagent kits and other consumables used in conducting tests, or assays; and bioinformatics software. We offer mass spectrometry systems and integrated solutions for applications in multiple existing and emerging life-science markets including genomics, expression proteomics, clinical proteomics, metabolic and peptide biomarker profiling, drug discovery and development, molecular diagnostics research and molecular and systems biology, as well as basic molecular medicine research. Our substantial investments in research and development allow us to design, manufacture and market a broad array of products and solutions intended to meet the rapidly growing needs of our diverse customer base. Our customers include pharmaceutical companies, biotechnology companies, proteomics companies, molecular diagnostics companies, academic institutions and government agencies. In addition, we market some of our life science systems through strategic distribution arrangements with Agilent Technologies, Sequenom and others. We also sell a wide range of portable analytical and bioanalytical detection systems and related products for NBC detection. Our customers use these devices for detection in emergency response, homeland security and defense applications.

The X-ray systems manufactured and sold by our Bruker AXS X-ray business are advanced scientific instruments that use extremely short electromagnetic wavelengths to determine the characteristics and composition of matter as well as the three-dimensional structure of molecules. Depending on the application, our X-ray systems utilize one of four core X-ray analysis methods: single crystal diffraction, known as SCD or X-ray crystallography; polycrystalline X-ray diffraction, known as XRD or X-ray diffraction; X-ray fluorescence, known as XRF; and X-ray microanalysis. Using our modular platforms, we often combine each of these technology applications with sample preparation tools, automation, consumables and data analysis software. Our products, which have particular application in structural proteomics, drug discovery and materials and nanotechnology research fields, provide our customers with the ability to determine the three-dimensional structure of specific molecules, such as proteins, and to characterize and determine the properties and composition of materials. Our customers include biotechnology and pharmaceutical companies, nanotechnology companies, semiconductor companies, raw material manufacturers, chemical companies, academic institutions and other businesses involved in materials and structure analysis.

Products and Solutions

Bruker Daltonics

Bruker Daltonics has developed a suite of mass spectrometry instruments that address a wide range of life sciences applications. Mass spectrometry is the method of choice for primary structure analysis, including the determination of amino acid sequence and post-translational modifications. Mass spectrometry is thus a key enabling technology of the expression proteomics laboratory. Mass spectrometers are also increasingly used for the discovery of peptide, protein or metabolite biomarkers and panels or patterns of biomarkers. These biomarkers can be used for toxicity screening or to assess drug efficacy in pre-clinical trials in pharmaceutical drug development. They are also used in clinical research and validation studies in an effort to develop the emerging field of protein molecular diagnostics.

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

Bruker Daltonics’ life science solutions are based on the following four core mass spectrometry technology platforms:

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

MALDI-TOF mass spectrometers utilize an ionization process to analyze solid samples using a laser that combines high sample throughput with high mass range and sensitivity. Our MALDI-TOF mass spectrometers are particularly useful for: (a) oligonucleotide and synthetic polymer analysis; (b) protein identification; (c) peptide de novo sequencing; (d) determination of post-translational modifications of proteins; (e) interaction proteomics and protein function analysis; (f) drug discovery and development; and (g) fast body fluid and tissue biomarker detection. We currently offer the following MALDI-TOF instruments:

Product	Description
ultraflex II™ TOF/TOF	High throughput protein identification by MALDI-TOF using peptide mass fingerprinting, followed by more detailed protein characterization via further fragmentation and secondary TOF/TOF detection
ultraflex II™	High resolution, high sensitivity and high throughput protein identification by MALDI-TOF for expression proteomics and clinical proteomics
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

microflex LT™	Compact benchtop MALDI-TOF mass spectrometer for clinical proteomics and routine analysis of peptides, proteins and other large molecules
microflex™	Compact high-performance, research-grade benchtop MALDI-TOF mass spectrometer with gridless design of reflectron and microScout ion source for expression proteomics and clinical proteomics
OEM MALDI-TOF for Sequenom Compact MassArray system	A benchtop, medium throughput linear MALDI-TOF for various DNA analysis methods, designed and manufactured by us for distribution by Sequenom

These products can also utilize our AnchorChip microarrays that prepare samples for analysis. These microarrays employ patented microfluidics technology that improves sensitivity and reduces analysis time per sample by concentrating, or “anchoring”, the sample in a precisely defined location.

ESI-TOF mass spectrometers utilize an electrospray ionization process to analyze liquid samples. This ionization process, which does not dissociate the molecules, allows for rapid data acquisition and analysis of large biological molecules. ESI-TOF mass spectrometers are particularly useful for: (a) identification, protein analysis and functional complex analysis in proteomics and protein function; (b) molecular identification in metabonomics, natural product and drug metabolite analysis; (c) combinatorial chemistry high throughput screening, or HTS; and (d) fast liquid chromatography mass spectrometry, or LC/MS, in drug discovery and development. We currently offer the following ESI-TOF instruments:

Product	Description
micrOTOF-Q™

A compact benchtop system that offers resolution at 15,000 at full sensitivity (i.e. without any W-reflection and the associated ion losses). The microTOF-Q also features 3 ppm mass accuracy in MS/MS scans over a wide dynamic range

micrOTOF™

Benchtop system with high resolution of 15,000 across a broad mass range for small molecule accurate mass measurement and molecular formula determination, as well as peptide biomarker discovery from plasma and serum samples

Metabolic Profiler™ NMR/TOF

Combines the structural and quantitative strengths of nuclear magnetic resonance, or NMR, and the sensitivity and exact mass capabilities of ESI-TOF mass spectrometry in an integrated hardware and processing software platform to create an integrated system for metabolic research and drug development. This system is co-marketed by us and our affiliate, Bruker BioSpin

ultrOTOF-Q™

Contains a uniquely designed orthogonal time-of-flight mass spectrometer offering two orders of magnitude improvement in sensitivity enabling mass resolution of greater than 20,000 in normal mode and resolution of greater than 40,000 in MultiPass mode

FTMS systems utilize high-field superconducting magnets to offer the highest resolution, selectivity, and mass accuracy currently achievable in mass spectrometry. Our systems based on this technology often eliminate the need for time-consuming separation techniques in complex mixture analyses. In addition, our systems can fragment molecular ions to perform exact mass analysis on all fragments to determine molecular structure. FTMS systems are particularly useful for: (a) the study of structure and function of biomolecules including proteins, DNA and natural products; (b) complex mixture analysis including body fluids or combinatorial libraries; (c) high throughput proteomics and metabonomics; and (d) top-down proteomics of intact proteins without the need for enzymatic digestion of the proteins prior to analysis. We continue to offer next-generation hybrid FTMS systems which combine a traditional external quadrupole mass selector and hexapole collision cell, with a high-performance FTMS for further ion dissociation, top-down proteomics tools, and ultra-high resolution detection. We currently offer the following FTMS systems:

Product	Description
APEX-Qe™ APEX-Q™

Easy-to-use, compact hybrid Q-q-FTMS proteomics platform with the Apollo II high-sensitivity ion source and integrated electron capture dissociation tools for “top-down” proteomics, in which intact proteins are analyzed, and “bottom-up” proteomics, which involves enzymatically digesting proteins into peptides and identifying the protein from measurement of the peptides

APEX IV™

Compact, ultra-high resolution FTMS system for small molecule analysis. All APEX instruments are customizable with several magnetic fields ranging from 4.7-12 Tesla, and ECD and IRMPD are also available as options

ITMS systems collect all ions simultaneously which improves sensitivity relative to previous quadrupole mass spectrometers. Ion trap mass spectrometers are particularly useful for: (a) sequencing and identification based on peptide structural analysis; (b) quantitative liquid chromatography mass spectrometry; (c) identification of combinatorial libraries; and (d) generally enhancing the speed and efficiency of the drug discovery and development process. We currently offer the following ITMS systems:

Product	Description
PTM Discovery System™

The first commercial ion trap system with electron transfer dissociation (ETD) fragmentation for post-translational modifications (PTM) of peptides and protein discovery and characterization, based on our HCTultra™

HCTultra™

The HCTultra provides optimal ion trap performance in terms of sensitivity, speed and mass accuracy providing enhanced proteomics and metabolomics data quality and gain per unit time for LC-MS(MS) applications

HCTplus	High capacity trap, or HCT, with enhanced ion transmission, storage and detection capabilities and very fast scan speeds
HCT™	Combines high ion storage capacity with very fast scan modes for small molecule analysis as well as proteomics esquire6000™

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

LC/MSD Trap (sold by Agilent)	Various OEM ion traps sold by Agilent

Our mass spectrometers can be combined with solutions packages and sample preparation robots designed to enhance throughput of genomics, proteomics and metabonomics analysis. Sales of Bruker Daltonics solutions packages and sample preparation robots are included in combination of sales from our four mass spectrometry platforms, as well as partly in our aftermarket business (see Bruker Daltonics’ Aftermarket). We currently offer the following solution packages:

Product	Description
ClinProt™	Provides a set of tools for the preparation, measurement and visualization of peptide and protein biomarkers for clinical proteomics
Proteineer™

Integrates our mass spectrometers with robotics and bioinformatics to deliver maximum productivity in high throughput and high information content expression proteomics, including spot picking from 2-D gels into 96 and 384 micro well plates, automated digestion of proteins, sample preparation for mass spectrometric analysis, and data interpretation

PROTEINEER sp™	The PROTEINEER sp robot enables automated spot picking from 2D gels into 96 and 384 micro well plates
PROTEINEER dp™	The PROTEINEER dp robot enables automated protein digestion and preparation of AnchorChip targets for MALDI-TOF analysis
ProteinScape™	Organizes all relevant data for larger expression proteomics projects—including gel data, mass spectra, process parameters, and search results
Proteomics RIMS™

Combines and integrates the data, information and knowledge generated in the proteomics research workflow from complementary mass spectrometry, surface plasmon resonance, NMR and X-ray crystallography technologies. This software product is jointly developed, owned and distributed by us and our affiliate Bruker BioSpin

Nuclear, Biological and Chemical (NBC) Detection

We sell a wide range of portable analytical and bioanalytical detection systems and related products for NBC detection. Our customers use these devices for nuclear, biological agent and chemical agent defense applications, anti-terrorism, law enforcement and process and facilities monitoring. Our NBC detection products use many of the same technology platforms as our life science products, as well as additional technologies, such as infrared remote detection, or ion mobility spectrometry for handheld chemical detectors. We also provide integrated, comprehensive detection suites which include our multiple detection systems, consumables, training and simulators. We currently offer the following systems:

Product	Description
CBMS (Chemical/ Biological MS)	Mobile ion trap MS for automated classification of biological pathogens and identification of chemical agents
Viking™ and EM640™ Series	Transportable GC-MS ideal for emergency response
MM-1 and MM-2	Mobile MS for automatic detection of chemical substances
OPAG 33™	Remote infra-red sensor for atmospheric pollutants
RAID™ Series	Portable and stationary automated ion mobility detectors for chemical agents detection
RAPID™	Long-range infrared detector for chemical substance clouds
SVG-2™	Solid-state radiation detector

Bruker Daltonics’ Aftermarket

In addition to system and solution sales, Bruker Daltonics generates revenue from consumables, automation and separation products, training and services, and bioinformatics and software. Bruker Daltonics aftermarket sales contributed revenue of $30.6 million, $30.2 million and $27.6 million in 2005, 2004 and 2003, respectively. We sell consumables for preparing, purifying and processing samples prior to mass spectrometric analyses as well as consumables for collecting samples for NBC detection.

Upon expiration of the warranty period associated with a system sale, which is typically one year, we also generate service revenues from our customers through service contracts, repair calls, training and other support services. Service revenue is generated either through post-warranty service contracts or on-demand service calls. The number of customers entering into service contracts varies by geographic region. Additionally, for Bruker Daltonics’ NBC detection systems, we have developed training products, including complete system simulator installations.

In addition to providing service, consumables and replacement parts, we generate recurring revenue through the sale to our customers of a variety of accessory items. Among other things, we have automated control software to integrate separation devices and robotics into our solutions, we provide bioinformatics software to generate useable information from large volumes of raw data, and we offer intuitive data acquisition and analysis software on a Microsoft Windows platform to make our systems accessible to non-experts.

Bruker AXS

Bruker AXS’ X-ray systems integrate powerful detectors with advanced X-ray sources, computer-controlled positioning systems, sample handling devices and data collection and analysis software to acquire, analyze and manage elemental and molecular information. These integrated solutions address many of the matter characterization and structure needs of the life science, pharmaceutical, semiconductor, raw material and research industries across a broad range of applications. We provide high speed, sensitive systems for a variety of areas, including three-dimensional structure determination, protein crystal screening and molecular structure determination for the structural proteomics market as well as the small molecule drug discovery market. Additionally, we provide high-speed, automated systems for elemental analysis as well as high throughput, cost-effective systems for other areas, including combinatorial screening. We also sell other systems such as thermal analyzers, primarily in Japan, which measure the physical characteristics of materials as a function of temperature and can be used in development, production and characterization of materials in a variety of industries.

Bruker AXS X-ray systems are based on the following four core X-ray technology applications:

•       XRD—Polycrystalline X-ray diffraction, often referred to using the term X-ray diffraction;

•       XRF—X-ray fluorescence, also called X-ray spectrometry;

•       SCD—Single crystal X-ray diffraction, often referred to as X-ray crystallography; and

•       MA—X-ray microanalysis.

XRD systems investigate polycrystalline samples or thin films with single wavelength X-rays. The atoms in the polycrystalline sample scatter the X-rays to create a unique diffraction pattern recorded by a detector. Computer software processes the pattern and produces a variety of information, including stress, texture, qualitative and quantitative phase composition, crystallite size, percent crystallinity and layer thickness, composition, defects and density of thin films and semiconductor material. Our XRD systems combine modular, high precision and high quality ergonomic designs with broad applications for use in basic research and industrial process control. Our XRD systems contribute to a reduction in the development cycles for new products in the catalyst, polymer, electronic, optical material and semiconductor industries. Customers also use our XRD systems for analyses in a variety of other fields, including forensics, art and archaeology. We currently offer the following XRD systems:

Product	Description
D8 SUPER SPEED SOLUTIONS™	High-speed and high throughput analysis based on high power turbo X-ray source technology
D8 FOCUS™	Entry-level system for quantitative and qualitative powder diffraction applications
D8 ADVANCE™	General purpose diffraction system for quantitative and qualitative analysis of polycrystalline samples
D8 DISCOVER™, Series II	High resolution diffraction system for semiconductor and thin film analysis
D8 DISCOVER CST™	Diffraction system with high-speed 2D detector system for combinatorial screening of libraries in life science and materials research
D8 SCREENLAB™

Diffraction system with high-speed 2D detector and integrated Raman spectrometer for combinatorial screening of libraries in life sciences and materials research using the powerful combination of two analytical methods

D8 FABLINE™	X-ray Diffraction metrology system for process control in semiconductor fab lines
D4 ENDEAVOR™	Fully enclosed high throughput general purpose diffraction system for quantitative and qualitative analysis of polycrystalline samples
VANTEC-1™ Detector	High speed detector for all diffraction applications requiring high speed measurements
VANTEC-2000™	2D detector based on proprietary MikroGap™ technology: large active area, highest spatial resolution, low noise, and large dynamic range
NanoSTAR™	Small angle X-ray scattering for analysis of polymers, biological materials, fibers, and nanopowders in solutions of 10 to 1,000 Angstroems
LynxEye™ Detector	General purpose high speed detector for all diffraction applications

XRF systems determine the elemental composition of a material and provide a full qualitative and quantitative analysis. Our XRF systems direct X-rays at a sample, and the atoms in the sample absorb the X-ray energy. The elements in the sample then emit X-rays which are characteristic for each element. The system collects the X-rays, and the software analyzes the resulting data to determine the elements which are present. Our XRF products provide automated solutions on a turn-key basis in response to the industrial marketplace demand for automated, controlled production processes that reduce product and process cost, increase output and improve product quality. Our XRF products cover substantially all of the periodic table and can analyze solid, powder or liquid samples. In addition, our XRF products require minimal sample preparation. We currently offer the following XRF systems:

Product	Description
S2 PICOFOX™	Transportable benchtop Total Reflexion ED-XRF spectrometer for trace element analysis in environmental, food, forensic and semiconductor applications
S2 RANGER™	All-in-one benchtop ED-XRF spectrometer for elemental analysis
S4 PIONEER™	High performance spectrometer for use in demanding process control and quality assurance applications
S4 EXPLORER™	High performance plug-and-analyze X-ray fluorescence spectrometer for elemental analysis
S8 TIGER™	Top-of-the-line high performance and high speed spectrometer with innovative control concept for use in demanding process control and quality assurance applications
EQUA ALL	Solutions tool which enables quantification of elements in all concentration ranges when combined with the S2 RANGER

SCD systems determine the three-dimensional structures of molecules in a chemical, mineral or biological substance being analyzed. SCD systems have the capability to determine structure in both small chemical molecules and larger biomolecules. SCD systems direct an X-ray beam at a solid, single crystal sample. The atoms in the crystal sample scatter the X-rays to create a precise diffraction pattern recorded by an electronic detector. Software then reconstructs a model of the structure and provides the unique arrangement of the atoms in the sample. This information on the exact arrangement of atoms in the sample is a critical part of molecular analysis and can provide insight into a variety of areas, including how a protein functions or interacts with a second molecule. Our SCD systems combine high sensitivity and rapid data collection to quickly generate accurate structures for use in the life sciences industry, academic research and a variety of other applications. We currently offer the following SCD systems:

Product	Description
APEX II™ CCD	Consists of a CCD detector with lower noise, higher sensitivity and wider dynamic range as well as electronics which are user selectable for ultra-fast or ultra-low noise readout
MICROSTAR-H

X-ray source technology with rotating anode generators for protein crystallography in particular. Includes major advances in anode design, electron and X-ray optics to achieve extraordinary brightness and X-ray intensity

Proteomizcs RIMS™

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
Nexus’ Crystal Farm™

Benchtop system with integrated incubation and imaging system for high throughput protein crystallization automation. Bruker AXS is the worldwide distributor for Nexus’ Crystal Farm™ line of protein crystallography products. The Crystal Farm is combined with Bruker AXS’ PROTEUM X-ray system, MICROSTAR X-ray source and BruNo robotic sample handler to create a complete system to produce and evaluate protein crystal structures

MA systems analyze the chemical composition of materials under investigation in electron microscopes, utilizing the fact that atoms of different chemical elements irradiate X-rays of different, characteristic energy. The evaluation of the energy spectrum collected by an energy dispersive X-ray detector allows the determination of the qualitative and quantitative chemical sample composition at the current beam position. This technique provides a very high spatial resolution since the information is obtained from a very small sample volume in the order of only a few microns. MA systems allow for simultaneous analysis of all elements in the periodic table, beginning with atomic number 5 (boron). Our MA systems are used for a wide range of applications including nanotechnology and advanced materials research, as well as materials analysis and quality control. Customers for MA systems include industrial customers, academia and government research facilities. We currently offer the following MA system:

Product	Description
QUANTAX®

Comprehensive and powerful modular EDS system for qualitative and quantitative X-ray microanalysis in scanning or transmission electron microscopes. QUANTAX features innovative SDD X-ray detector technology for high resolution, high speed X-ray detection without the need for liquid nitrogen cooling. Our new ESPRIT software suite provides analytical tools for a variety of applications

ARTAX™	Mobile ED-µXRF spectrometer for elemental analysis with high spatial resolution for investigation of works of art, in particular

Other Systems Revenue

Other systems revenue relates primarily to the distribution of products not manufactured by Bruker AXS, such as a Bruker AXS instrument combined with an NMR instrument manufactured by our affiliate Bruker BioSpin or an FT-IR interferometer manufactured by our affiliate Bruker Optics. Sales of other systems include sales in combination with a Bruker AXS instrument as well as sales of stand-alone systems. Other systems revenue is typically generated in countries where our affiliates do not have a presence, such as South Africa, Poland and Brazil. Sales of other systems contributed revenue of $6.8 million and $1.7 million in 2005 and 2004, respectively, and none in the year 2003.

Bruker AXS’ Aftermarket

In addition to system and solution sales, Bruker AXS generates revenues from sales of service, consumables and related products. Bruker AXS aftermarket sales contributed revenue of $34.1 million, $33.9 million and $29.7 million in 2005, 2004 and 2003, respectively. Given the demands our products face in the field, general maintenance and replacement of consumables such as X-ray tubes and other parts is routine. We supply a large quantity of replacement X-ray tubes to customers over the lives of our systems. Upon expiration of the warranty period, we generate service revenues from our customers through service contracts, repair calls, training and other support services. Service revenue is generated either through post-warranty service contracts or on-demand service calls. The number of customers entering into service contracts varies by geographic region.

In addition to providing service, consumables and replacement parts, we generate recurring revenue through the sale to our customers of a variety of accessory items, including sample handling devices, temperature and pressure control devices, enhanced X-ray optics and software packages. We also provide system upgrades to customers who desire to upgrade, rather than replace, older systems.

Research and Development

We commit substantial capital and resources to internal and collaborative research and development projects in order to provide innovative products and solutions to our customers. Within Bruker

BioSciences, we conduct research primarily to enhance system performance and improve the reliability of existing products, and to develop new innovative products and solutions. We expensed $41.4 million, $43.2 million and $37.2 million in 2005, 2004, and 2003, respectively, for research and development purposes. Our research and development efforts are conducted in the relevant products within the Bruker Daltonics and Bruker AXS businesses as well as in collaboration with one another on common topics such as microfluidics, automation and workflow management software.

Bruker Daltonics maintains technical competencies in core mass spectrometry technologies and capabilities, including MALDI and ESI ion sources; TOF, TOF/TOF, and MS analyzers;  Laboratory Information Management Systems; and software. The research and development performed by Bruker Daltonics is primarily conducted at our facilities in Billerica, MA, U.S.A., Bremen, Germany, and Leipzig, Germany. Bruker Daltonics also accepts some sponsored research contracts from external agencies such as government or private sources. Historically, we have been the recipient of significant government grants from the German and United States governments for various projects for early-stage research and development. We have generally retained at least non-exclusive rights to any items or enhancements we develop under these grants. The German government requires that we use and market technology developed under grants in order to retain our rights to the technology. In 2005, 2004, and 2003, our Bruker Daltonics operating segment received government-sponsored research and development grants in the amounts of $2.1 million, $2.2 million and $1.3 million, respectively.

Bruker AXS maintains technical competencies in core X-ray technologies and capabilities, including detectors used to sense X-ray diffraction patterns, X-ray sources and optics that generate and focus the X-rays, robotics and sample handling equipment which hold and manipulate the experimental material, and software that generates the structural data. Recent projects included refining next generation high brilliancy optics and microsources, developing new high power X-ray sources for X-ray diffraction and protein crystallography applications, developing a system with combined XRD and Raman technology for applications in high throughput combinatorial analysis, developing a new large solid angle, high resolution, high throughput ED X-ray detector for microanalysis and creating a high sensitivity area detector system and developing other solution-based technologies and software applications. In the past, Bruker AXS has accepted some sponsored research contracts, mainly from private sources. The research and development performed by Bruker AXS is primarily conducted at our facilities in Madison, WI, U.S.A., Karlsruhe, Germany, Delft, the Netherlands, and Yokohama, Japan.

Customers

We have a broad and diversified global life sciences and advanced materials customer base. Our life science customer base is composed primarily of end-users and includes pharmaceutical, biotechnology, proteomics, agricultural biotechnology, molecular diagnostics and fine chemical companies, as well as commercial laboratories, university laboratories, medical schools and other not-for profit research institutes and government laboratories. We sell our X-ray materials research products to the above customer groups as well as to a number of semiconductor, polymer, automotive, cement, steel, aluminum and combinatorial materials design companies. Our customers generally do not have a need to buy numerous systems at one time, and historically we have not depended on any single customer in the sale of our systems. No single customer accounted for more than 10% of revenue in any of the last three fiscal years.

Competition

Our existing products and solutions and any products and solutions that we develop may compete in multiple, highly competitive markets. Many of our potential competitors in these markets have substantially greater financial, technical and marketing resources than we do. They may offer or succeed in developing products that could render our products or those of our strategic partners obsolete or noncompetitive. In addition, many of these competitors have significantly more experience in the life sciences and advanced materials markets. Our ability to compete successfully will depend on our ability to develop proprietary products that reach the market in a timely manner and are technologically superior to and/or are less expensive, or more cost effective, than other products marketed by our competitors. Current competitors or other companies may possess or develop technologies and products that are more effective than ours. Our technologies and products may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors.

Bruker Daltonics competes with a variety of companies that offer mass spectrometry-based systems. Bruker Daltonics competitors in the life sciences area include Applied Biosystems/Sciex, Agilent, GE Healthcare, Waters, Thermo Electron (which includes Finnigan), Shimadzu/Kratos, Ciphergen, Hitachi, JEOL and various automation companies. Bruker Daltonics’ NBC detection customers are highly fragmented, and we compete with a number of companies in this area, of which the most significant competitor is Smith Detection in the U.K.

Bruker AXS competes with companies that offer analytical X-ray solutions, primarily Rigaku (a private Japanese company) Oxford Instruments, Thermo Electron, Ametek/Spectro and Panalytical (formerly a division of Philips, now a division of Spectris, a public U.K. company). Other competitors produce products based on some of the technology platforms that we utilize; however, none of them produce products utilizing all of our major technology platforms. Some of them have a greater market share than we have in particular technology platform areas.

We also compete with other companies that provide analytical or automation tools based on other technologies. These technologies may prove to be more successful in meeting demands in the markets that our products and solutions serve. In addition, other companies may choose to enter our field in the future. We believe that the principal competitive factors in our markets are technology base applications expertise, product specifications and functionality, marketing expertise, distribution capability, proprietary patent portfolios, cost and cost effectiveness.

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

We also utilize indirect sales channels to reach customers. We have various international distributors and independent sales representatives, including affiliated companies and various representatives in parts of Asia, Latin America, and Eastern Europe. These distributors provide coverage in areas where we do not have direct sales personnel. In addition, we have adopted a distribution business model where we engage in strategic distribution alliances with other companies to address certain market segments. Bruker Daltonics maintains primary distribution alliances with Agilent and Sequenom. As part of its strategic alliance with Agilent, Bruker Daltonics manufactures an ion trap mass spectrometer which Agilent incorporates into its liquid chromatography mass spectrometry systems for distribution into various markets. Through Sequenom, Bruker Daltonics sells medium throughput MALDI-TOF mass spectrometers into clinical genomics markets for medium throughput DNA and SNP analysis. Additionally, Bruker AXS is the worldwide distributor for Nexus’ Crystal Farm line of protein crystallography products. The Crystal Farm is combined with Bruker AXS’ PROTEUM X-ray system, MICROSTAR X-ray source and BruNo robotic sample handler to create a more complete system to produce and evaluate protein crystal structures.

Sales Cycle

Bruker Daltonics.   The typical time between Bruker Daltonics’ first customer contact and its receipt of a customer’s order for life science systems is three to six months for most product lines. However, this sales cycle can be in excess of a year when a customer must budget the product into an upcoming fiscal year. NBC detection products can have multi-year sales cycles for large production contracts.

Bruker AXS.   The typical sales cycle for Bruker AXS’ products is six to twenty-four months. The sales cycle is twelve to twenty-four months for academic products and six to twelve months for industrial products. The length of Bruker AXS’ sales cycles is primarily dependent on the budgeting cycles of its customers.

Seasonal Nature of Business

We traditionally experience lower revenues in the second and third quarter than throughout the rest of the year. In addition, our fourth quarter revenues have historically been stronger than the rest of the year.

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

Bruker Daltonics is a party to an agreement dated as of August 10, 1998 with Indiana University’s Advanced Research and Technology Institute (IU-ARTI), which is the technology transfer arm of Indiana University, pursuant to which we have been granted an exclusive license to specified patent rights and products including three patents that relate to time-of-flight mass spectrometry. We pay IU-ARTI royalties under this agreement and have agreed to allow IU-ARTI to utilize any improvements that we make to the licensed products for research and educational purposes on a non-exclusive, royalty-free basis. IU-ARTI may terminate the agreement if we default on our obligations or become bankrupt. We may terminate the agreement with six months notice. The license granted by the agreement expires at the later of August 10, 2008 or expiration of the licensed patent rights. In connection with a previous collaboration agreement between Bruker Daltonics and IU-ARTI, IU-ARTI has agreed to perform experiments for Bruker Daltonics, as requested, in exchange for a flat fee and a percentage fee of any sales of products developed for us by IU-ARTI.

Bruker Daltonics is also a party to an agreement with Applied Biosystems Group, an Applera Corporation business, and IU-ARTI. The agreement is for the licensing of a portfolio of significant mass spectrometry patents. As part of the agreement, we have been appointed the exclusive agent for licensing this combined intellectual property to the life-science industry. These patent portfolios relate to MALDI-TOF mass spectrometry and cover the significant technology called Space-Velocity Correlation Focusing (SVCF), or Delayed Extraction. This technology improves both accuracy and sensitivity, and is implemented in most modern MALDI-TOF systems. As licensing agent for IU-ARTI’s SVCF patents, we have granted Applied Biosystems a sub-license in exchange for multi-year payments. Bruker Daltonics and Applied Biosystems also have cross-licensed each other on their respective patent portfolios related to this technology. In addition, as exclusive licensing agent, Bruker Daltonics has granted Waters Corporation a sub-license for a portfolio of these SVCF patents owned by Indiana University, Applied Biosystems and Bruker Daltonics, in exchange for a one-time technology access fee and multi-year payments.

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

Our management considers Bruker, Bruker BioSciences, Bruker Daltonics, Daltonics, Bruker AXS, and AXS to be our material trademarks.

We are a party to various government contracts. Under some of these government contracts, the government may receive license or similar rights to intellectual property developed under the contract. However, under government contracts we enter we generally receive no less than non-exclusive rights to any items or technologies we develop.

Manufacturing and Supplies

Most of our manufacturing facilities are certified under ISO 9001:2000, the most rigorous of the international quality standards. We manufacture and test our mass spectrometry products, including NBC detection products, at our facilities in Billerica, MA, U.S.A., Bremen, Germany, and Leipzig, Germany. In addition, we manufacture and test our X-ray products at our facilities in Madison, WI, U.S.A., Karlsruhe, Germany, Berlin, Germany and Yokohama, Japan. Manufacturing processes at our facilities in Germany include all phases of manufacturing, including machining, fabrication, subassembly, system assembly, and final testing. All other facilities primarily perform high-level assembly, system integration, and final testing. We are insourcing the manufacturing of critical components to ensure in-house key competence.

We purchase material and components from various suppliers that are either standard products or built to our specifications. We obtain some of the components included in our products from a limited group of suppliers or from a single-source supplier for items such as CCD area detectors, X-ray tubes, magnets, ion traps, robotics and infrared optics, among other things. In 1998, Bruker AXS commenced collaboration with Fairchild Imaging, Inc. for the development of CCD area detectors for use in chemical and biological X-ray crystallography. While Fairchild Imaging owns the chip included in the detector, Bruker AXS has exclusive rights for use of the chip in the SCD and XRD fields, subject to minimum purchase requirements. Bruker AXS also owns the rights to the camera in which the chip is placed. In addition, Bruker AXS’ new detector family is based on Bruker AXS’ proprietary MikroGap™ technology (VANTEC product family, which is an XRD detector technology). Bruker AXS has an ongoing collaboration and joint development project with the Siemens AG X-ray tube division (now Siemens Medical Solutions Vacuum Technology Division) in Germany for the development of X-ray tubes. Bruker Daltonics has historically purchased a substantial portion of its magnets from a single supplier, Varian/Magnex, and also obtains certain key components for the manufacture of its ion traps from Agilent, the sole supplier of these components. In addition, Bruker Optics, an affiliated company, is the sole developer and supplier of certain infrared optics and electronics technology used in Bruker Daltonics’ HAWK and RAPID NBC detection systems. Bruker Daltonics also sources certain FTMS electronic modules from Bruker BioSpin, an affiliated company.

Government Contracts

We are a party to various government contracts. Under some of these government contracts, the government may receive license or similar rights to intellectual property developed under the contract. However, under government contracts we enter we generally receive no less than non-exclusive rights to any items or technologies we develop.

Although we transact business with various government agencies, we believe that no government contract is of such magnitude that a renegotiation of profits or termination of the contract or subcontracts at the election of the government would have a material adverse effect on the Company’s financial results.

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

Working Capital Requirements

To effectively operate our business, we are required to hold significant demonstration inventory and systems shipped but not yet accepted by the customer, or finished goods in-transit. We have well equipped application and demonstration facilities and qualified application personnel who assist customers and provide product demonstrations in specific application areas. We maintain our primary demonstration facilities at our production facilities as well as in key markets elsewhere. In total, we held $16.8 million and $14.6 million of demonstration inventory at December 31, 2005 and 2004, respectively. In addition, we recognize revenue from system sales upon customer acceptance. Therefore, a significant percentage of our inventory represents systems shipped but not yet accepted by the customer. Such finished goods in-transit were $18.4 million and $18.1 million at December 31, 2005 and 2004 respectively. There are no credit terms extended to customers that would have a material adverse effect on our working capital.

Employees

As of December 31, 2005 and 2004, we had 1,279 and 1,270 full-time and part-time employees worldwide, respectively. Of these employees, 256 and 253 were located in the United States as of December 31, 2005 and 2004, respectively. The employees based outside of the U.S. are primarily located in Europe.

Financial Information about Geographic Areas and Segments

Financial information about our geographic areas and segments required by Item 1 of Form 10-K may be found in Note 15 to our Financial Statements in this Form 10-K, included as part of Item 8 to this report, which includes information about our revenues from external customers, measure of profit and total assets by reportable segment.

Available Information

Our website is located at www.bruker-biosciences.com. We make available free of charge through this website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with or furnished to the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC.

ITEM 1A.        RISK FACTORS

The following risk factors should be considered in conjunction with the other information included in this Annual Report on Form 10-K. This report may include forward-looking statements that involve risks and uncertainties. In addition to those risk factors discussed elsewhere in this report, we identify the following risk factors, which could affect our actual results and cause actual results to differ materially from those in the forward-looking statements.

If our products fail to achieve and sustain sufficient market acceptance across their broad intended range of applications, we will not generate expected revenue.

Our business strategy depends on our ability to successfully commercialize a broad range of products based on mass spectrometry and X-ray technology for use in a variety of life science applications. Some of our products have only recently been commercially launched and have achieved only limited sales to date. The commercial success of our life science products depends on our obtaining continued and expanding market acceptance of our mass spectrometry and X-ray tools by pharmaceutical, biotechnology and proteomics companies and academic and government research laboratories, among others, across the wide range of applications covered by our product offerings. We may fail to achieve or sustain substantial market acceptance for our products across the full range of our intended life science applications or in one or more of our principal intended life science applications. Any such failure could decrease our sales and revenue. To succeed, we must convince substantial numbers of pharmaceutical and biotechnology companies and other laboratories to invest in new systems or replace their existing techniques with mass spectrometry and X-ray techniques employing our systems. Limited funding available for capital acquisitions by our customers, as well as our customers’ own internal purchasing approval policies, could hinder market acceptance of our products. Our intended life science customers may be reluctant to make the substantial capital investment generally needed to acquire our products or to incur the training and other costs involved with replacing their existing systems with our products. We also may not be able to convince our intended life science customers that our systems are an attractive and cost-effective alternative to other technologies and systems for the acquisition, analysis and management of molecular information. Because of these and other factors, our products may fail to gain or sustain market acceptance.

Our products compete in markets that are subject to rapid technological change, and most of our products are based on a range of mass spectrometry and X-ray technologies one or more of which could be made obsolete by new technology.

The market for life science discovery tools is characterized by rapid technological change and frequent new product introductions. Rapidly changing technology could make some or all of our life science product lines obsolete unless we are able to continually improve our existing products and develop new products. Because substantially all of our life science products are based on mass spectrometry and X-ray technology, we are particularly vulnerable to any technological advances that would make either mass spectrometry or X-ray technologies obsolete as the basis for bioanalytical systems in any of our life science markets. To meet the evolving needs of our customers, we must rapidly and continually enhance our current and planned products and services and develop and introduce new products and services. In addition, our product lines are based on complex technologies which are subject to rapid change as new technologies are developed and introduced in the marketplace. We may have difficulty in keeping abreast of the rapid changes affecting each of the different markets we serve or intend to serve. If we fail to develop and introduce products in a timely manner in response to changing technology, market demands or the requirements of our customers, our product sales may decline, and we could experience significant losses.

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

We currently purchase components used in our mass spectrometry and X-ray systems from a limited number of outside suppliers. Our reliance on a limited number of suppliers could result in time delays associated with redesigning a product due to an inability to obtain an adequate supply of required components and reduced control over pricing, quality and timely delivery. Any of these factors could adversely affect our revenues and profitability. For example, we currently purchase key components used in our mass spectrometry and X-ray systems from certain suppliers. In particular, Bruker AXS obtains a sophisticated chip for use in its CCD detectors from Fairchild Imaging which, to Bruker AXS’ knowledge, is the only source of a chip of this size and quality. The X-ray microanalysis business of Bruker AXS, which manufactures and sells accessories for electron microscopes, is partially dependent on cooperation from larger manufacturers of electron microscopes. Additionally, Bruker Daltonics purchases a substantial portion of its magnets from a single supplier, Varian/Magnex, and also obtains certain key components for the manufacture of its ion traps from Agilent, the sole supplier of these components. Because of the scarcity of some components, we may be unable to obtain an adequate supply of components, or we may be required to pay higher prices or to purchase components of lesser quality. Any delay or interruption in the supply of these or other components could impair our ability to manufacture and deliver our products, harm our reputation and cause a reduction in our revenues. In addition, any increase in the cost of the components that we use in our products could make our products less competitive and decrease our gross margins. We may not be able to obtain sufficient quantities of required components on the same or substantially the same terms. Additionally, consolidations among our suppliers could result in additional sole source suppliers for us in the future.

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

A substantial portion of our sales of selected products consists of sales to third parties who incorporate our products in their systems. These third parties are responsible for the marketing and sales of their systems. We have little or no control over their marketing and sales activities or how they use their resources. Our present or future strategic partners may or may not purchase sufficient quantities of products from us or perform appropriate marketing and sales activities. In addition, if we are unable to maintain our relationships with strategic partners, our business may suffer. Failures by our present or future strategic partners, or our inability to maintain or enter into new arrangements with strategic partners for product distribution, could materially impede the growth of our business and our ability to generate sufficient revenue and profits.

If we are unable to make or complete future mergers, acquisitions or strategic alliances as a part of our growth strategy or integrate any such mergers, acquisitions or strategic alliances, our business development may suffer.

Our strategy includes potentially expanding our technology base through selected mergers, acquisitions and strategic alliances. In 2005, our indirect subsidiary, Bruker AXS GmbH, acquired Roentec AG, a broad-based X-ray analysis instrumentation company based in Berlin, Germany, and our direct subsidiary, Bruker AXS, acquired the microanalysis business of Princeton Gamma-Tech Instruments, Inc., a company located in Rocky Hill, New Jersey. The acquired businesses were combined to form a new group within Bruker AXS that will focus on the X-ray microanalysis market, a market not previously addressed by Bruker AXS. In the first quarter of 2006, Bruker AXS GmbH completed its acquisition of SOCABIM SAS, a privately-held Paris, France based company focused on advanced X-ray materials research and analysis software.

We may seek to continue to expand our technology base through mergers, acquisitions and strategic alliances. If we fail to effect mergers, acquisitions and strategic alliances, our technology base may not expand as quickly and efficiently as possible. Without such complementary growth from selected mergers, acquisitions and strategic alliances, our ability to keep up with the evolving needs of the market and to meet our future performance goals could be adversely affected. However, we may not be able to find attractive candidates, or enter into mergers, acquisitions or strategic alliances on terms that are favorable to us, or successfully integrate the operations of companies that we acquire. In addition, we may compete with other companies for these merger, acquisition or strategic alliance candidates, which could make such a transaction more expensive for us. If we are able to successfully identify and complete a merger, acquisition or strategic alliance, it could involve a number of risks, including, among others:

•       the difficulty coordinating or consolidating geographically separate organizations and integrating personnel with different business backgrounds and corporate cultures;

•       the difficulty of integrating previously autonomous departments in accounting and finance, sales and marketing, distribution, and administrative functions, and expanding and integrating information and management systems;

•       the diversion of resources and management time;

•       the potential disruption of our ongoing business; and

•       the potential impairment of relationships with customers as a result of changes in management or otherwise arising out of such transactions.

If we are not able to successfully integrate acquired businesses, we may not be able to realize all of the cost savings and other benefits that we expect to result from the transactions.

Goodwill and other intangible assets are subject to impairment.

As a result of the merger of Bruker Daltonics and Bruker AXS in July 2003, we recorded goodwill and other intangible assets, which must be continually evaluated for potential impairment. In addition, the recent acquisitions of Roentec AG and the microanalysis business of Princeton Gamma-Tech Instruments, Inc. resulted in additional goodwill and other intangible assets. We assess the realizability of the goodwill and other intangible assets annually as well as whenever events or changes in circumstances indicate that the assets may be impaired. These events or circumstances generally include operating losses or a significant decline in the earnings associated with the business segment these acquisitions are reported within. Our ability to realize the value of the goodwill will depend on the future cash flows of the business segment in addition to how well we integrate the businesses.

In addition to the risks applicable to our life science products, our NBC detection products are subject to a number of additional risks, including lengthy product development and contract negotiation periods and certain risks inherent in long-term government contracts.

Our NBC detection products are subject to many of the same risks associated with our life science products, including vulnerability to rapid technological change, dependence on mass spectrometry and other technologies and substantial competition. In addition, our NBC detection products are generally sold to government agencies under long-term contracts. These contracts generally involve lengthy pre-contract negotiations and product development. We may be required to devote substantial working capital and other resources prior to obtaining product orders. As a result, we may incur substantial costs before we potentially recognize revenue from these products. Moreover, in return for larger, longer-term contracts, our customers for these products often demand more stringent acceptance criteria. Their criteria may also cause delays in our ability to recognize revenue from sales of these products. Furthermore, we may not be able to accurately predict in advance our costs to fulfill our obligations under these long-term contracts. If we fail to accurately predict our costs, due to inflation or other factors, we could incur significant losses. Any single long-term contract for our NBC detection products may represent a material portion of our total business volume, and the loss of any such contract could have a material adverse effect on our results of operations. Failure to increase other business or to obtain additional government contracts  could cause our revenue to decline. Also, the presence or absence of such contracts may cause substantial variation in our results of operations between fiscal periods and, as a result, our results of operations for any given fiscal period may not be predictive of our results for subsequent fiscal periods. The resulting uncertainty may have an adverse impact on our stock price.

If general health care spending patterns decline, our ability to generate revenue may suffer.

We are dependent, both directly and indirectly, upon general health care spending patterns, particularly in the research and development budgets of the pharmaceutical and biotechnology industries, as well as upon the financial condition of various governments and government agencies. Since our inception, both we and our academic collaborators and customers have benefited from various governmental contracts and research grants. Whether we or our academic collaborators will continue to be able to attract these grants depends not only on the quality of our products, but also on general spending patterns of public institutions. The proposed federal budget for fiscal year 2007 freezes spending for the National Institute of Health (NIH) at $28.6 billion. Such a freeze or a potential decrease in the level of governmental spending allocated to scientific and medical research which could substantially reduce or even eliminate our grants as well as decrease demand for our products from academic and medical research customers.

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

We are subject, both directly and indirectly, to the adverse impact of existing and potential future government regulation of our operations and markets. For example, exportation of our products, particularly our NBC detection products, is subject to strict regulatory control in a number of jurisdictions. The failure to satisfy export control criteria or obtain necessary clearances could delay or prevent shipment of products, which could adversely affect our revenues and profitability. Moreover, the life sciences industry, which is the market for our principal products, has historically been heavily regulated. There are, for example, laws in several jurisdictions restricting research in genetic engineering, which can operate to narrow our markets. Given the evolving nature of this industry, legislative bodies or regulatory authorities may adopt additional regulations that adversely affect our market opportunities. Additionally, if ethical and other concerns surrounding the use of genetic information, gene therapy or genetically modified organisms become widespread, we may have less demand for our products. Our business is also directly affected by a wide variety of government regulations applicable to business enterprises generally and to companies operating in the life sciences industry in particular. Failure to comply with these regulations or obtain or maintain necessary permits and licenses could result in a variety of fines or other censures or an interruption in our business operations which may have a negative impact on our ability to generate revenues. In addition, our compliance with existing regulations, such as the Sarbanes-Oxley Act of 2002, may have a material adverse impact on us. Under Section 404 of Sarbanes-Oxley, we are required to evaluate and determine the effectiveness of our internal control structure and procedures for financial reporting. Compliance with this legislation may divert management’s attention and resources and cause us to incur significant expense.

If we fail to maintain effective systems of internal controls, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, in our Annual Report on Form 10-K, for the year ended December 31, 2004, we identified and disclosed material weaknesses in our internal control over financial reporting at one significant subsidiary whose operations and financial condition are significant to the Company’s consolidated financial statements. In response to these material weaknesses identified, we have taken steps to strengthen our internal controls over financial reporting at this significant subsidiary. These steps have included the following:

•       We evaluated and continue to evaluate the roles and functions within the significant subsidiary’s accounting department and added additional resources to support the controls surrounding inventory valuation and the financial statement close process. Temporary staff had been used to perform additional procedures while management evaluated resources and systems and permanent resources were in place by the end of the third quarter of 2005. Management believes that these additional resources together with the existing accounting staff will enable proper financial reporting.

•       In addition to augmenting the Company’s accounting personnel, management determined it was necessary to automate and establish certain preventative controls through the implementation of a fully integrated Materials Resource Planning (MRP) system. Management selected an MRP system during the third quarter of 2005, and expects the implementation to be completed during the second quarter of 2006.

Management believes that the above measures, when fully implemented, will address the material weaknesses described in our Annual Report on Form 10-K, for the year ended December 31, 2004, in the near and long-term. The material weaknesses identified and disclosed in the Annual Report on Form 10-K for the year ended December 31, 2004 have been remediated in 2005 (See Item 9A., Controls and Procedures). The Audit Committee and management will continue to monitor the effectiveness of our internal controls and procedures on an ongoing basis and will take further action, as appropriate.

As part of our ongoing monitoring of internal control we may discover material weaknesses or significant deficiencies in our internal control as defined under standards adopted by the Public Company Accounting Oversight Board, or PCAOB, that require remediation. Under the PCAOB standards, a “material weakness” is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “significant deficiency” is a control deficiency or combination of control deficiencies, that adversely affect a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is a more than remote likelihood that a misstatement of a company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

Management has concluded, and our independent registered public accounting firm has attested, that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Any failure to maintain improvements in the internal control over our financial reporting could cause us to fail to meet our reporting obligations. As a result, current and potential investors could lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

Our success depends on our ability to operate without infringing or misappropriating the proprietary rights of others.

Our commercial success depends on avoiding the infringement of other parties’ patents and proprietary rights as well as avoiding the breach of any licenses relating to our technologies and products. Given that there may be patents of which we are unaware, particularly in the U.S. where patent applications are confidential, avoidance of patent infringement may be difficult. Various third-parties hold patents which may relate to our technology, and we may be found in the future to infringe these or other patents or proprietary rights of third parties, either with products we are currently marketing or developing or with new products which we may develop in the future. If a third party holding rights under a patent successfully asserts an infringement claim with respect to any of our current or future products, we may be prevented from manufacturing or marketing our infringing product in the country or countries covered by the patent we infringe, unless we can obtain a license from the patent holder. We may not be able to obtain a license on commercially reasonable terms, if at all, especially if the patent holder is a competitor. In addition, even if we can obtain a license, it may be non-exclusive, which will permit others to practice the same technology licensed to us. We also may be required to pay substantial damages to the patent holder in the event of an infringement. Under some circumstances in the U.S., these damages could include damages equal to triple the actual damages the patent holder incurs. If we have supplied infringing products to third parties for marketing by them or licensed third parties to manufacture, use or market infringing products, we may be obligated to indemnify these third parties for any damages they may be required to pay to the patent holder and for any losses the third parties may sustain themselves as the result of lost sales or license payments they are required to make to the patent holder. Any successful infringement action brought against us may also adversely affect marketing of the infringing product in other markets not covered by the infringement action, as well as our marketing of other products based on similar technology. Furthermore, we will suffer adverse consequences from a successful infringement action against us even if the action is subsequently reversed on appeal, nullified through another action or resolved by settlement with the patent holder. The damages or other remedies awarded, if any, may be significant. As a result, any successful infringement action against us may harm our business.

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

We maintain a sharing agreement with 13 affiliated entities that requires us to share portions of our intellectual property as it existed on February 28, 2000 and our distribution channels with these affiliated companies and their affiliates. We also share the Bruker name with many of these affiliates. We could lose the right to use the Bruker name if (a) we declare bankruptcy, (b) we interfere with another party’s use of the name, (c) we take a material action which materially detracts from the goodwill associated with the name, or (d) we suffer a major loss of our reputation in our industry or marketplace. The loss of the Bruker name could result in a loss of goodwill, brand loyalty and sales of our products. In addition, we have agreed to maintain the price of some products purchased from and sold to these affiliates for a period of up to twelve years, subject to yearly adjustments equal to the increase in the Consumer Price Index.

Our manufacture and sale of products could lead to product liability claims for which we could have substantial liability.

The manufacture and sale of our products exposes us to product liability claims if any of our products cause injury or are found otherwise unsuitable during manufacturing, marketing, sale or customer use. In particular, if one of our NBC detection products malfunctions, this could lead to civilian or military casualties in a time of unrest, exposing us to increased potential for high-profile liability. If our NBC detection products malfunction by generating a false-positive to a potential threat, we could be exposed to liabilities associated with actions taken that otherwise would not have been required. A successful product liability claim brought against us in excess of, or outside the coverage of, our insurance coverage could have a material adverse effect on our business, financial condition and results of operations. We may not be able to maintain product liability insurance on acceptable terms, if at all, and insurance may not provide adequate coverage against potential liabilities.

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

Our success is highly dependent on the continued services of key management, particularly our chief executive officer, Frank H. Laukien Ph.D., as well as technical and scientific personnel. Our management and other employees may voluntarily terminate their employment with us at any time upon short notice. The loss of the services of any member of our senior management, technical or scientific staff may significantly delay or prevent the achievement of product development and other business objectives. Our future success will also depend on our ability to identify, recruit and retain additional qualified scientific, technical and managerial personnel. Competition for qualified personnel is intense, particularly in the areas of information technology, engineering and science, and the process of hiring suitably qualified personnel is often lengthy. If we are unable to hire and retain a sufficient number of qualified employees, our ability to conduct and expand our business could be seriously reduced.

Our chief executive officer maintains relationships with various affiliates which may impact his management of us.

Our chief executive officer, Frank H. Laukien, Ph.D., currently is, and has been for over 10 years, a management officer and director of certain of our affiliates and spends a considerable amount of time rendering services to these affiliates. Although Dr. Laukien spends the majority of his time attending to our business, his involvement with these affiliates reduces the time and attention he can devote to our management. Dr. Laukien beneficially owns directly or indirectly more than 10% of our stock and more than 10% of the stock of several affiliated companies. We collaborate with some of these affiliates in product development, and a portion of our customer base also does business with these affiliates. We believe that all agreements with our affiliates are at arm’s length commercial conditions and pricing. However, Dr. Laukien’s relationship with and to these affiliated companies could create an actual or perceived conflict of interest which could negatively impact our business, financial condition, results of operations or cash flows.

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

•       compliance with export laws and controls in multiple jurisdictions

•       limited intellectual property rights; and

•       the burden of complying with a wide variety of complex foreign laws and treaties, including unfavorable labor regulations, specifically those applicable to our European operations, as well as U.S. laws affecting the activities of U.S companies abroad.

While the impact of these factors is difficult to predict, any one or more of these factors could adversely affect our operations in the future.

We may lose money when we exchange foreign currency received from international sales into U.S. dollars.

A significant portion of our business is conducted in currencies other than the U.S. dollar, which is our reporting currency. As a result, currency fluctuations among the U.S. dollar and the currencies in which we do business have caused and will continue to cause foreign currency transaction gains and losses. We recognize foreign currency gains or losses arising from our operations in the period incurred. In addition, currency fluctuations could cause the price of our products to be more or less competitive than our principal competitors’ products. Currency fluctuations will increase or decrease our cost structure relative to those of our competitors which could lessen the demand for our products and affect our competitive position. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates.

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

The current world unrest, or the responses of the United States, may lead to further acts of terrorism and civil disturbances in the United States or elsewhere, which may further contribute to the economic instability in the United States. These attacks or armed conflicts may affect our physical facilities or those of our suppliers or customers and could have an impact on our domestic and international sales, our supply chain, our production capability, our insurance premiums or the ability to purchase insurance and our ability to deliver our products to our customers. The consequences of these risks are unpredictable, and their long-term effect upon us is uncertain.

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

Historically, we have experienced a decrease in revenue in the first quarter of each fiscal year relative to the prior fourth quarter, which we believe is due to our customers’ budgeting cycles. We also traditionally experience lower revenues in the third quarter than throughout the rest of the year as a result of the European holiday schedule. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. It is likely that in some future quarters, our results of operations may be below the expectations of public market analysts and investors. In this event, the price of our common stock may fall.

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

The market price for our common stock may also be affected by our ability to meet analysts’ expectations. Any failure to meet such expectations, even slightly, could have an adverse effect on the market price of our common stock. In addition, the stock market, the NASDAQ National Market and the market for life science stocks in particular, has been and is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. In the past, companies that have experienced volatility in the market price of their securities have been the subjects of securities class action litigation. Any such litigation instigated against us could result in substantial costs and a diversion of managements’ attention and resources, which could significantly harm our business, financial condition and operating results.

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

As of March 1, 2006, our majority stockholders owned, in the aggregate, approximately 59% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change in control of our company and will make some transactions difficult or impossible to accomplish without the support of these stockholders.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

The Company has not received any written comments from the staff of the Securities and Exchange Commission regarding the Company’s periodic or current reports that (1) the Company believes are material, (2) were issued not less than 180 days before the end of the Company’s 2005 fiscal year, and (3) remain unresolved.

ITEM 2.                PROPERTIES

The location and general character of our principal properties by reportable segment as of December 31, 2005 are as follows:

Bruker Daltonics

Bruker Daltonics’ three principal facilities are located in Billerica, Massachusetts USA, Bremen, Germany and Leipzig, Germany. These facilities, which incorporate manufacturing, research and development, application and demonstration, marketing and sales and administration functions for the mass spectrometry and NBC detection businesses of Bruker Daltonics, include:

•       an owned 90,000 square foot facility in Billerica, Massachusetts;

•       an owned 180,000 square foot facility in Bremen, Germany; and

•       an owned 60,000 square foot facility in Leipzig, Germany.

We lease additional centers for sales, applications and service support in Fremont, California; Coventry, United Kingdom (Bruker Daltonics Ltd.); Wissembourg, France (Bruker Daltonique S.A.); Stockholm, Sweden (Bruker Daltonics Scandinavia A.B.); Faellanden, Switzerland (Bruker Daltonics GmbH); Yokohama, Japan (Bruker Daltonics K.K.); Beijing, People’s Republic of China; Taipei, Taiwan; Ontario, Canada (Bruker Daltonics Ltd.); Milan, Italy (Bruker Daltonics Italiana SRL); Alexandria, Australia (Bruker Daltonics Pty Ltd.); Singapore (Bruker Daltonics Pte LTD); Bruxelles, Belgium (Bruker Daltonics NV); Seoul, South Korea (Bruker Daltonics Korea Co. Ltd.); and Wormer, Netherlands (Bruker Daltonics BV).

Bruker AXS

Bruker AXS’ four principal facilities are in Karlsruhe and Berlin, Germany, Madison, WI, USA, and Yokohama, Japan. These facilities, which incorporate manufacturing, research and development, application and demonstration, marketing and sales and administration functions for the analytical X-ray business of Bruker AXS, include:

•       an owned 97,000 square foot facility in Karlsruhe, Germany;

•       an owned 43,000 square foot facility in Madison, WI, USA;

•       a leased 16,000 square foot facility in Berlin, Germany; and

•       a leased 15,000 square foot facility in Yokohama, Japan.

We lease additional centers for sales, applications and service support in: Delft, The Netherlands (Bruker AXS BV); Coventry, United Kingdom (Bruker AXS Ltd.); Paris, France (Bruker AXS SA); Salzburg, Austria (Bruker Austria GmbH); Milano, Italy (Bruker AXS S.r.L.); Johannesburg, South Africa (Bruker (Pty) Ltd.); São Paulo, Brazil (Bruker do Brasil Ltda.); Singapore (Bruker AXS Pte Ltd.); and Beijing, People’s Republic of China (Bruker AXS Representative Office).

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

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices

Our common stock has been traded on the Nasdaq National Market since August 4, 2000, the date that our common stock was first offered to the public. Prior to that time, there was no public market for our common stock. Prior to our merger with Bruker AXS Inc., our common stock traded under the symbol “BDAL.” Since the consummation of the merger on July 1, 2003, our common stock has traded under the symbol “BRKR.” The following table sets forth, for the period indicated, the high and low sale prices for our common stock as reported on the Nasdaq National Market:

	High	Low
First Quarter 2005	$4.06	$3.16
Second Quarter 2005	$4.30	$3.11
Third Quarter 2005	$4.59	$4.02
Fourth Quarter 2005	$5.43	$4.00

	High	Low
First Quarter 2004	$6.68	$4.65
Second Quarter 2004	$5.46	$4.62
Third Quarter 2004	$4.78	$3.27
Fourth Quarter 2004	$4.81	$3.05

As of March 10, 2006, there were approximately 97 holders of record of our common stock. This number does not include the individual beneficial owners of shares held in nominee name or within clearinghouse positions of brokerage firms and banks. The Nasdaq official close price per share of our common stock on March 10, 2006, as reported by the Nasdaq National Market, was $4.66.

Dividends

We have never declared or paid cash dividends on our capital stock. We currently anticipate that we will retain all available funds for use in our business and do not anticipate paying any cash dividends in the foreseeable future. The terms of certain of our outstanding indebtedness prohibit us from paying cash dividends.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the fourth quarter of fiscal 2005. We previously reported sales of unregistered Company common stock during the 2005 fiscal year in our Current Reports on Form 8-K. The foregoing sales were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, on the basis that the transactions did not involve a public offering.

Use of Proceeds from Registered Securities

On April 28, 2004, the Company and a group of selling stockholders completed a public offering of 17,250,000 shares of the Company’s common stock, pursuant to our registration statement on Form S-3, registration number 333-113774, which was declared effective by the Securities and Exchange Commission on April 23, 2004. 3,450,000 shares were sold by the Company and 13,800,000 shares were sold by four selling stockholders, at $4.50 per share. The net proceeds from the offering, after deducting the foregoing expenses, were approximately $14.4 million to the Company and approximately $58.2 million to the selling stockholders, in the aggregate. The Company has used the net proceeds from this offering for general corporate purposes.

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

Issuer Purchases of Equity Securities

The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during the fourth quarter of 2005.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (in millions)
October 1, 2005 to October 31, 2005	—	—	—	—
November 1, 2005 to November 30, 2005	44,100	$3.24	—	—
December 1, 2005 to December 31, 2005	—	—	—	—
Total	44,100	$3.24	—	—

(1)          All activity relates to shares purchased through the exercise of stock options by the Company’s Chief Executive Officer and were previously disclosed by the affiliated purchaser on Form 4.

ITEM 6.                SELECTED FINANCIAL DATA

On July 1, 2003, we merged with Bruker AXS, a company under common control, and we were the surviving corporation in that merger. We then formed two operating subsidiaries, Bruker Daltonics and Bruker AXS, into which we transferred substantially all of the assets and liabilities, except cash, which formerly belonged to us and Bruker AXS. See Note 3 to the audited financial statements included elsewhere in this report. The consolidated statements of operations data for each of the years ended December 31, 2005, 2004 and 2003 and the consolidated balance sheet data as of December 31, 2005 and 2004 have been derived from our audited financial statements included elsewhere in this report. The combined statement of operations data and combined balance sheet data for all other periods presented has been derived by combining amounts from Bruker Daltonics and Bruker AXS’ historical audited financial statements included in each company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Historical results are not necessarily indicative of future results.

The data presented below has been derived from financial statements that have been prepared in accordance with accounting principles generally accepted in the United States and should be read with the consolidated and combined financial statements and schedules, including the notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Combined/Consolidated Statements of Operation Data:
Product and service revenue	$295,501	$282,227	$259,381	$220,440	$174,353
Other revenue	2,068	2,189	1,298	218	926
Total revenue	297,569	284,416	260,679	220,658	175,279
Total costs and operating expenses	286,931	285,534	270,360	215,012	173,905
Operating income (loss)	10,638	(1,118)	(9,681)	5,646	1,374
Income (loss) before cumulative effect of change in accounting principle, net of tax	3,646	(7,831)	(17,554)	(6,185)	2,687
Net income (loss) available to common shareholders	3,646	(7,831)	(17,554)	(6,802)	(3,338)
Net income (loss) per share available to common shareholders	$0.04	$(0.09)	$(0.22)	$(0.09)	$(0.05)

During 2004, the Company recorded charges of $2.3 million to write-off investments in other companies. During 2003, the Company recorded special charges of $11.7 million in connection with the merger with Bruker AXS. During 2002, the Company recorded a $10.9 million charge due to the write-down of investments in other companies.

	As of December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Combined/Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$99,578	$77,691	$76,837	$99,562	$118,918
Working capital	154,081	160,131	142,025	159,669	166,222
Total assets	360,887	371,547	351,031	342,153	301,164
Total debt	29,425	39,968	44,961	35,768	17,408
Other long-term liabilities	20,134	15,349	13,631	15,881	14,414
Total shareholders’ equity	207,802	217,275	202,426	185,398	181,053

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations (MD&A) describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition, as well as our critical accounting policies and estimates. MD&A is organized as follows:

•       Executive overview.   This section provides a general description and history of our business, a brief discussion of our reportable segments, significant recent developments in our business and other opportunities, challenges and risks that may impact our business in the future.

•       Critical accounting policies and estimates.   This section discusses the accounting estimates that are considered important to our financial condition and results of operations and require us to exercise subjective or complex judgments in their application. All of our significant accounting policies, including our critical accounting policies and estimates, are summarized in Note 2 to our consolidated financial statements in Item 8 of this report.

•       Results of operations.   This section provides our analysis of the significant line items on our consolidated statement of operations for the years ended December 31, 2005 compared to 2004 and for the years ended December 31, 2004 compared to 2003.

•       Liquidity and capital resources.   This section provides an analysis of our liquidity and cash flow and a discussion of our outstanding debt and commitments.

•       Transactions with related parties.   This section summarizes transactions with affiliates through common shareholders which also use the Bruker name.

EXECUTIVE OVERVIEW

Bruker BioSciences Corporation and its wholly-owned subsidiaries design, manufacture, market and service proprietary life science systems based on mass spectrometry core technology platforms and X-ray technologies. We also manufacture and distribute a broad range of field analytical systems for nuclear, biological and chemical (NBC) detection. We report financial results on the basis of two reportable segments: Bruker Daltonics and Bruker AXS. Bruker Daltonics is a leading manufacturer of innovative mass spectrometry-based instruments and accessories used by pharmaceutical, biotechnology, proteomics and molecular diagnostics companies, academic institutions, and government agencies in their research that can also be integrated and used along with other analytical instruments. Bruker Daltonics also manufactures and distributes a broad range of field analytical systems for NBC detection. Bruker AXS primarily engages in the business of manufacturing and distributing advanced instrumentation and automated solutions based on X-ray technology with the purpose of addressing the needs of our customers in the discovery of new drugs, drug targets and advanced materials, as well as industrial QA/QC applications. Typical customers of Bruker AXS’ products and solutions include biotechnology and pharmaceutical companies, semiconductor industries, chemical, cement and petroleum companies, raw material manufacturers, and academic and government research institutions.

We maintain major technical centers in Europe, North America and Japan, have sales offices located throughout the world and our corporate headquarters is located in Billerica, Massachusetts. Our diverse customer base includes, among others, pharmaceutical and biotechnology companies, academic institutions, semiconductor industries and government agencies. Our business strategy is to capitalize on our proven ability to innovate and generate rapid revenue growth, both organically and through acquisitions. We believe our commitment to be an even more significant leader within the markets we serve should enable us to maintain above industry-standard revenue growth rates. These above industry-standard growth rates combined with continued improvements to our gross profit margins and increased leverage on our research and development, sales and marketing and distribution investments and general and administrative expenses, are expected to enhance our operating margins and improve our earnings in the future.

In 2005, our revenues grew by approximately 5% to $297.6 million from $284.4 million in 2004, compared to 9% revenue growth in 2004. While our actual growth rate in 2005 was not in-line with our expectations, this was due to demand from certain of our pharmaceutical and biotechnology customers being lower than historical levels and expectations in 2005, but was partially offset by healthy demand for our products and solutions from other industrial customers, as well as our academic, medical research and government agency customers. During 2005, our commitment to reach profitability was achieved through improved gross profit margins from 41.2% to 41.9% and reduced operating expenses as a percentage of revenue decreasing from 42.0% in 2004 to 38.7% in 2005. These improvements resulted in net income of $3.6 million in 2005, compared to a net loss of $7.8 million in 2004. We also generated strong cash flows from operations in 2005 of approximately $42 million compared to a use of cash from operations of approximately $1 million in 2004, and this was achieved through improved earnings and an increased focus on balance sheet management resulting in significant reductions in inventory and increases in customer deposits.

We believe our continued investments in research and development efforts, incremental sales and marketing efforts and global manufacturing, distribution and logistics networks will contribute to our top and bottom-line growth going forward. To achieve our business goal of maintaining above industry-standard growth, we have also completed several acquisitions which provide us with products and solutions which complement our existing technologies and expand the market segments available to us. Most recently, in November 2005, we acquired Roentec AG (Roentec), an X-ray microanalysis instrumentation company based in Berlin, Germany and the X-ray microanalysis business of Princeton Gamma-Tech Instruments, Inc. (PGT), a company located in Rocky Hill, New Jersey. Roentec and PGT together now comprise our new Bruker AXS microanalysis group with products that analyze the chemical composition of materials under investigation in electron microscopes. These systems are used for a wide range of applications including nanotechnology and advanced materials research, as well as materials analysis and quality control and typical customers include industrial customers, academia and government research facilities.

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

•       Revenue recognition. We recognize revenue from system sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, title and risk of loss has been transferred to the customer and collectibility of the resulting receivable is reasonably assured. Title and risk of loss is generally transferred to the customer upon receipt of a signed customer acceptance form for a system that has been shipped, installed, and for which the customer has been trained. As a result, the timing of customer acceptance or readiness could cause our reported revenues to differ materially from expectations. When products are sold through an independent distributor, a strategic distribution partner or an unconsolidated affiliated distributor, which assumes responsibility for installation, we recognize the system sale when the product has been shipped and title and risk of loss has been transferred. Our distributors do not have price protection rights or rights to return; however, our products are warranted to be free from defect for a period of one year. Revenue is deferred until cash is received when a significant portion of the fee is due over one year after delivery, installation and acceptance of a system. For arrangements with multiple elements, we recognize revenue for each element based on the fair value of the element provided all other criteria for revenue recognition have been met. The fair value for each element provided in multiple element arrangements is typically determined by referencing historical pricing policies when the element is sold separately. Changes in our ability to establish the fair value for each element in multiple element arrangements could affect the timing of revenue recognition. Revenue from accessories and parts is recognized upon shipment and service revenue is recognized as the services are performed.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment for the years ended December 31, 2005 and 2004 (dollars in thousands):

				Percentage
	2005	2004	$ Change	Change
Bruker Daltonics	$161,355	$152,592	$8,763	5.7%
Bruker AXS	137,357	132,622	4,735	3.6%
Eliminations (a)	(1,143)	(798)	(345)	43.2%
Total	$297,569	$284,416	$13,153	4.6%

(a)           represents product and service revenues between reportable segments.

Bruker Daltonics

Bruker Daltonics’ revenue increased by $8.8 million, or 5.7%, to $161.4 million for the year ended December 31, 2005 compared to $152.6 million for the comparable period in 2004 and the impact of foreign exchange was not material. The increase in revenue is a result of increased demand for our NBC detection systems and increased demand for life sciences systems  from certain industrial customers, as well as our academic, medical research and government agency customers, partially offset by a decrease in demand from some of our pharmaceutical and biotechnology customers and by overall pricing pressures due to increased competition. Revenues for the years ended December 31, 2005 and 2004 include grant revenues from various projects for early-stage research and development projects funded by the German government. Life science systems, NBC detection systems and aftermarket revenue as a percentage of Bruker Daltonics’ product and service revenue were as follows during the years ended December 31, 2005 and 2004 (dollars in thousands):

	2005		2004
		Percentage of		Percentage of
		Segment Product		Segment Product
	Revenue	and Service Revenue	Revenue	and Service Revenue
Life Science Systems	$111,323	69.9%	$107,369	71.4%
NBC Detection Systems	17,370	10.9%	12,839	8.5%
Aftermarket	30,594	19.2%	30,195	20.1%
Product and Service Revenue	159,288	100.0%	150,403	100.0%
Grant Revenue	2,068		2,189
Total Revenue	$161,355		$152,592

Bruker AXS

Bruker AXS’ revenue increased by $4.7 million, or 3.6%, to $137.4 million for the year ended December 31, 2005 compared to $132.6 million for the comparable period in 2004 and the impact of foreign exchange was not material. The increase in revenue is attributable to growth in our XRD materials research systems and other systems revenue, partially offset by declines in SCD life science and XRF elemental composition systems revenue. Other system revenue relates primarily to the distribution of products not manufactured by Bruker AXS. X-ray systems, other systems and aftermarket revenue as a percentage of Bruker AXS’ product and service revenue were as follows during the years ended December 31, 2005 and 2004 (dollars in thousands):

	2005		2004
		Percentage of		Percentage of
		Segment Product		Segment Product
	Revenue	and Service Revenue	Revenue	and Service Revenue
X-Ray Systems	$96,457	70.2%	$97,059	73.2%
Other Systems	6,792	4.9%	1,679	1.3%
Aftermarket	34,108	24.9%	33,884	25.5%
Total Product and Service Revenue	$137,357	100.0%	$132,622	100.0%

Cost of Revenue

The following table presents cost of product and service revenue and gross profit margins on product and service revenue by reportable segment for the years ended December 31, 2005 and 2004 (dollars in thousands):

	2005		2004
	Cost of	Gross Profit	Cost of	Gross Profit
	Revenue	Margin	Revenue	Margin
Bruker Daltonics	$88,907	44.2%	$83,934	44.2%
Bruker AXS	83,819	39.0%	82,804	37.6%
Eliminations (b)	(964)		(798)
Total Cost of Revenue	$171,762	41.9%	$165,940	41.2%

(b)          represents the cost of products and services between reportable segments.

Bruker Daltonics’ cost of product and service revenue for the year ended December 31, 2005 was $88.9 million, or a gross profit margin of 44.2%, compared to cost of product and service revenue of $83.9 million, or a gross profit margin of 44.2% for the comparable period in 2004. The consistent margins year-over-year are a result of an increase in the sales volume of high-margin NBC detection systems, various ongoing gross profit margin improvement programs and better capacity utilization as a result of increased revenues year-over-year, offset by pricing pressures on our life science systems due to increased competition and additional inventory reserves required in 2005.

Bruker AXS’ cost of product and service revenue for the year ended December 31, 2005 was $83.8 million, or a gross profit margin of 39.0%, compared to cost of product and service revenue of $82.8 million, or a gross profit margin of 37.6% for the comparable period in 2004. The increase in gross profit margins is primarily attributable to various ongoing gross profit margin improvement programs and reduced warranty expenses as quality improvement initiatives impact certain products introduced during 2004 and 2005, partially offset by the lower margins derived from other system revenues, which increased in 2005 compared to 2004, and additional reserves required for excess service inventories during 2005.

Sales and Marketing

The following table presents sales and marketing expense and sales and marketing expense as a percentage of product and service revenue by reportable segment for the years ended December 31, 2005 and 2004 (dollars in thousands):

	2005		2004
		Percentage of		Percentage of
	Sales and	Segment Product	Sales and	Segment Product
	Marketing	and Service Revenue	Marketing	and Service Revenue
Bruker Daltonics	$23,849	15.0%	$27,000	18.0%
Bruker AXS	27,589	20.1%	28,976	21.8%
Total Sales and Marketing	$51,438	17.4%	$55,976	19.8%

Bruker Daltonics’ sales and marketing expense for the year ended December 31, 2005 decreased to $23.8 million, or 15.0% of product and service revenue, from $27.0 million, or 18.0% of product and service revenue for the comparable period in 2004. The decrease in sales and marketing expense is primarily attributable to increased revenue during the year ended December 31, 2005 compared to the comparable period in 2004, and to benefits realized from cost control initiatives implemented late in 2004, partially offset by increased commissions on higher revenues year-over-year.

Bruker AXS’ sales and marketing expense for year ended December 31, 2005 decreased to $27.6 million, or 20.1% of product and service revenue, from $29.0 million, or 21.8% of product and service revenue for the comparable period in 2004. The decrease in sales and marketing expense is primarily attributable to increased revenue during the year ended December 31, 2005 as compared to the comparable period in 2004, and to benefits realized from cost control initiatives implemented late in 2004, partially offset by increased commissions on higher revenues year-over-year.

General and Administrative

The following table presents general and administrative expense and general and administrative expense as a percentage of product and service revenue by reportable segment for the years ended December 31, 2005 and 2004 (dollars in thousands):

	2005		2004
		Percentage of		Percentage of
	General and	Segment Product	General and	Segment Product
	Administrative	and Service Revenue	Administrative	and Service Revenue
Bruker Daltonics	$8,906	5.6%	$7,544	5.0%
Bruker AXS	10,797	7.9%	9,419	7.1%
Corporate	2,671		3,436
Total General and Administrative	$22,374	7.6%	$20,399	7.2%

Bruker Daltonics’ general and administrative expense for the year ended December 31, 2005 increased to $8.9 million, or 5.6% of product and service revenue, from $7.5 million, or 5.0% of product and service revenue for the comparable period in 2004. The increase in general and administrative expenses is primarily due to increased professional service fees associated with audit and Sarbanes-Oxley requirements, and an increase in bad debt reserves during the year ended December 31, 2005.

Bruker AXS’ general and administrative expense for the year ended December 31, 2005 increased to $10.8 million, or 7.9% of product and service revenue, from $9.4 million, or 7.1% of product and service revenue for the comparable period in 2004. The increase in general and administrative expenses is primarily attributable to increased professional service fees associated with audit and Sarbanes-Oxley requirements, partially offset by cost control initiatives implemented late in 2004.

Corporate general and administrative expense for the year ended December 31, 2005 decreased to $2.7 million from $3.4 million for the comparable period in 2004. Corporate general and administrative expenses represent expenses associated with being a public company not allocated to our reportable segments, including legal fees, audit and consulting fees, salaries and filing fees. The decrease in expenses is primarily attributable to certain salaries and accounting, audit and consulting fees classified as corporate expenses during the year ended December 31, 2004 now being allocated to our reportable segments.

Research and Development

The following table presents research and development expense and research and development expense as a percentage of product and service revenue by reportable segment for the years ended December 31, 2005 and 2004 (dollars in thousands):

	2005		2004
		Percentage of		Percentage of
	Research and	Segment Product	Research and	Segment Product
	Development	and Service Revenue	Development	and Service Revenue
Bruker Daltonics	$27,264	17.1%	$30,050	20.0%
Bruker AXS	14,093	10.3%	13,169	9.9%
Total Research and Development	$41,357	14.0%	$43,219	15.3%

Bruker Daltonics’ research and development expense for the year ended December 31, 2005 decreased to $27.3 million, or 17.1% of product and service revenue, from $30.1 million, or 20.0% of product and service revenue for the comparable period in 2004. The decrease in research and development expenses is primarily attributable to benefits realized from cost control initiatives implemented late in 2004 and a decrease in material purchases during the year ended December 31, 2005 compared to the comparable period in 2004.

Bruker AXS’ research and development expense for the year ended December 31, 2005 increased to $14.1 million, or 10.3% of product and service revenue, from $13.2 million, or 9.9% of product and service revenue for the comparable period in 2004. The increase in research and development expense is primarily related to the purchase of materials associated with completing a prototype for a potential new product expected to be introduced within the next year, partially offset by increased revenue during the year ended December 31, 2005 compared to the comparable period in 2004.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, during the year ended December 31, 2005 was $1.3 million compared to ($3.8) million during the comparable period in 2004.  During the year ended December 31, 2005, the major components within interest and other income (expense), net, were net interest income of $0.8 million and gains on foreign currency transactions of $0.2 million. During the year ended December 31, 2004, the major components within interest and other income (expense), net were the write-off investments in the amount of ($2.3) million, losses on foreign currency transactions of ($0.8) million and net interest expense of ($0.6) million.

Provision for Income Taxes

The income tax provision for the year ended December 31, 2005 was $8.3 million compared to an income tax provision of $2.9 million for the comparable period in 2004. During the year ended December 31, 2005 and 2004, the Company’s effective tax rate was approximately 69% and (59%), respectively, and reflects our tax provision for non-U.S. entities only, since no benefit was recognized for losses incurred in the U.S. We will maintain a full valuation allowance for our U.S. net operating losses until such evidence exists that it is more likely than not that the loss carry-forward amounts will be utilized to offset U.S. taxable income. Our tax rate may change over time as the amount or mix of income and taxes outside the U.S. changes. Our effective tax rate is calculated using our projected annual pre-tax income or loss and is affected by research and development tax credits, the expected level of other tax benefits, the impact of changes to the valuation allowance as well as changes in the mix of our pre-tax income and losses among jurisdictions with varying statutory tax rates and credits.

Minority Interest in Consolidated Subsidiaries

Minority interest in consolidated subsidiaries for each of the years ended December 31, 2005 and 2004 was approximately $0.1 million. The minority interest in subsidiaries represents the minority shareholders’ proportionate share of net loss of these subsidiaries for the years ended December 31, 2005 and 2004. For the years ended December 31, 2005 and 2004, the minority interest relates to our two majority-owned subsidiaries, Incoatec GmbH and Baltic Scientific Instruments Ltd.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment for the years ended December 31, 2004 and 2003 (dollars in thousands):

				Percentage
	2004	2003	$ Change	Change
Bruker Daltonics	$152,592	$146,749	$5,843	4.0%
Bruker AXS	132,622	113,930	18,692	16.4%
Eliminations (a)	(798)	—	(798)
Total	$284,416	$260,679	$23,737	9.1%

(a)           represents service revenues between reportable segments.

Bruker Daltonics’ revenue increased by $5.8 million, or 4.0%, to $152.6 million for the year ended December 31, 2004 compared to $146.7 million for the year ended December 31, 2003. Included in this change in revenue is approximately $10.3 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue would have decreased by 2.9%. The decrease in revenue excluding the effect of foreign exchange is a result of increasing competition and pricing pressures, partially offset by an increase in life science units sold year-over-year and increased aftermarket revenues. Grant revenues were generated from various projects for early-stage research and development projects funded by the German and United States governments. Life science systems, NBC detection systems and aftermarket revenue as a percentage of Bruker Daltonics’ product and service revenue were as follows during the years ended December 31, 2004 and 2003 (dollars in thousands):

	2004		2003
		Percentage of		Percentage of
		Segment Product		Segment Product
	Revenue	and Service Revenue	Revenue	and Service Revenue
Life Science Systems	$107,369	71.4%	$105,008	72.2%
NBC Detection Systems	12,839	8.5%	12,867	8.8%
Aftermarket	30,195	20.1%	27,576	19.0%
Product and Service Revenue	150,403	100.0%	145,451	100.0%
Grant Revenue	2,189		1,298
Total Revenue	$152,592		$146,749

Bruker AXS’ revenue increased by $18.7 million, or 16.4%, to $132.6 million for the year ended December 31, 2004 compared to $113.9 million for the year ended December 31, 2003. Included in this change in revenue is approximately $7.1 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue would have increased by 10.2%. The increase of 10.2% in revenue excluding the effect of foreign exchange is driven by continued growth in our materials research and life science product lines, as the shipment and installation of new product introductions announced in early 2004 accelerated during the year, as well as continued strong aftermarket revenue. X-ray systems, other systems and aftermarket revenue as a percentage of Bruker AXS’ product and service revenue were as follows during the years ended December 31, 2004 and 2003 (dollars in thousands):

	2004		2003
		Percentage of		Percentage of
		Segment Product		Segment Product
	Revenue	and Service Revenue	Revenue	and Service Revenue
X-Ray Systems	$97,059	73.2%	$84,254	74.0%
Other Systems	1,679	1.3%	—	0.0%
Aftermarket	33,884	25.5%	29,676	26.0%
Total Product and Service Revenue	$132,622	100.0%	$113,930	100.0%

Cost of Sales

The following table presents cost of product and service revenue and gross profit margins on product and service revenue by reportable segment for the years ended December 31, 2004 and 2003 (dollars in thousands):

	2004		2003
	Cost of	Gross Profit	Cost of	Gross Profit
	Sales	Margin	Revenue	Margin
Bruker Daltonics	$83,934	44.2%	$83,425	42.7%
Bruker AXS	82,804	37.6%	70,904	37.8%
Eliminations (b)	(798)	—	—	—
Total	$165,940	41.2%	$154,329	40.5%

(b)          represents the cost of services between reportable segments.

Bruker Daltonics’ cost of product and service revenue for the year ended December 31, 2004 was $83.9 million, or a gross profit margin of 44.2%, compared to $83.4 million, or a gross profit margin of 42.7% for the year ended December 31, 2003. The increase in gross profit margins is primarily due to the completion of an unprofitable contract with the U.K. Ministry of Defense in the second half of 2004, partially offset by an increase in the write-down of demonstration inventories to net realizable value year-over-year.

Bruker AXS’ cost of product and service revenue for the year ended December 31, 2004 was $82.8 million, or a gross profit margin of 37.6%, compared to $70.9 million, or a gross profit margin of 37.8% for the year ended December 31, 2003. The slight decrease in gross profit margins was due to certain manufacturing efficiencies realized during 2004 being offset by quality costs, including warranty expenses, associated with the new product introductions in 2004 and an increase in the write-down of demonstration inventories to net realizable value.

Sales and Marketing

The following table presents sales and marketing expense and sales and marketing expense as a percentage of product and service revenue by reportable segment for the years ended December 31, 2004 and 2003 (dollars in thousands):

	2004		2003
		Percentage of		Percentage of
	Sales and	Segment Product	Sales and	Segment Product
	Marketing	and Service Revenue	Marketing	and Service Revenue
Bruker Daltonics	$27,000	18.0%	$25,745	17.7%
Bruker AXS	28,976	21.8%	25,962	22.8%
Total	$55,976	19.8%	$51,707	19.9%

Bruker Daltonics’ sales and marketing expense for the year ended December 31, 2004 increased to $27.0 million, or 18.0% of product and service revenue, from $25.7 million, or 17.7% of product and service revenue for the year ended December 31, 2003. The increase in sales and marketing expense is primarily attributable to investments in sales and marketing initiatives and lower than anticipated revenues in 2004.

Bruker AXS’ sales and marketing expense for the year ended December 31, 2004 increased to $29.0 million, or 21.8% of product and service revenue, from $26.0 million, or 22.8% of product and service revenue for the year ended December 31, 2003. The decrease in sales and marketing expense as a percentage of product and service revenue is primarily attributable to leveraging our fixed costs as a result of increased revenue in 2004 compared to 2003, partially offset by increased sales and marketing personnel in Japan and Austria during 2004.

General and Administrative

The following table presents general and administrative expense and general and administrative expense as a percentage of product and service revenue by reportable segment for the years ended December 31, 2004 and 2003 (dollars in thousands):

	2004		2003
		Percentage of		Percentage of
	General and	Segment Product	General and	Segment Product
	Administrative	and Service Revenue	Administrative	and Service Revenue
Bruker Daltonics	$7,544	5.0%	$8,121	5.6%
Bruker AXS	9,419	7.1%	8,803	7.7%
Corporate	3,436		411
Total	$20,399	7.2%	$17,335	6.7%

Bruker Daltonics’ general and administrative expense for the year ended December 31, 2004 decreased to $7.5 million, or 5.0% of product and service revenue, from $8.1 million, or 5.6% of product and service revenue for the year ended December 31, 2003. The decrease in general and administrative expense is primarily due to improved cost controls established during the second half of 2003 for which the benefits were realized in 2004 and the reclassification in 2004 of certain costs associated with being a public company now being captured in Corporate.

Bruker AXS’ general and administrative expense for the year ended December 31, 2004 increased to $9.4 million, or 7.1% of product and service revenue, from $8.8 million, or 7.7% of product and service revenue for the year ended December 31, 2003. The decrease in general and administrative expense as a percentage of product and service revenue is primarily due to leveraging our fixed costs as a result of higher revenues in 2004 versus 2003, partially offset by unfavorable currency fluctuations and increased costs associated with establishing new international locations during the year.

Corporate general and administrative expense for the year ended December 31, 2004 increased to $3.4 million from $0.4 million for the year ended December 31, 2003. Corporate general and administrative expenses represent expenses associated with being a public company not allocated to our reportable segments, including legal fees, audit and consulting fees and filing fees. The increase in expenses is primarily attributable to the inclusion of corporate related costs separately in 2004 which were recorded directly within the reportable segments in the first half of 2003 and additional accounting and consulting fees associated with implementation work related to Sarbanes-Oxley requirements.

Research and Development

The following table presents research and development expense and research and development expense as a percentage of product revenue and service revenue by reportable segment for the years ended December 31, 2004 and 2003 (dollars in thousands):

	2004		2003
		Percentage of		Percentage of
	Research and	Segment Product	Research and	Segment Product
	Development	and Service Revenue	Development	and Service Revenue
Bruker Daltonics	$30,050	20.0%	$25,923	17.8%
Bruker AXS	13,169	9.9%	11,321	9.9%
Total	$43,219	15.3%	$37,244	14.4%

Bruker Daltonics’ research and development expense for the year ended December 31, 2004 increased to $30.1 million, or 20.0% of product and service revenue, from $25.9 million, or 17.8% of product and service revenue for the year ended December 31, 2003. The increase in research and development expense is primarily attributable to the strengthening of the Euro plus incremental investments in research and development projects which resulted in several new product introductions in early 2005, including the microflex LT™, micrOTOF-Q™ and HCTultra™.

Bruker AXS’ research and development expenses for the year ended December 31, 2004 increased to $13.2 million, or 9.9% of product and service revenue, from $11.3 million, or 9.9% of product and service revenue for the year ended December 31, 2003. The consistent research and development expense as a percentage of product and service revenue is primarily due the strengthening of the Euro offset by fixed cost leverage as a result of higher revenues in 2004 versus 2003. The investments in research and development have resulted in several recent product introductions, including the MICROSTAR-H and VANTEC-2000™.

Reversal of Liability Accrual

During the third quarter of 2001, Bruker Daltonics established a reserve of $1.9 million for the possible imposition of estimated liquidated damages pursuant to a contract with the U.K. Ministry of Defense (the “MOD”). The accrual represented the projected additional costs for rework and retesting on the contract due to various technical problems associated with meeting contractual requirements. During the second quarter of 2003, the Company’s Swiss and German subsidiaries delivered product to the MOD which met the specifications of the contract. Upon delivery of the product, the MOD agreed not to pursue any further claims for liquidated damages, other than those previously paid pursuant to the contract, and Bruker Daltonics agreed not to pursue any claims for the recovery of additional research and development expenses incurred in connection with the contract. As a result, the reserves associated with the MOD contract of $1.9 million were reversed during the second quarter of 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

We currently anticipate that our existing cash and short-term investments will be sufficient to support our operating and investing needs for at least the next twelve months, but this depends on our profitability and our ability to manage working capital requirements. Future cash requirements could also be affected by potential future acquisitions that we may consider. Historically, we have financed our growth through a combination of debt financings and issuances of common stock. Most recently, on April 28, 2004, the Company and a group of selling stockholders completed a public offering which generated net proceeds of approximately $14.4 million to the Company (see Note 13 to the condensed consolidated financial statements). In the future, there can be no assurance that additional financing alternatives will be available to us if required, or if available, will be obtained with terms favorable to us.

During the year ended December 31, 2005, net cash provided by operating activities was $42.2 million compared to net cash used in operating activities of $0.9 million during the year ended December 31, 2004. The increase in cash provided by operating activities was primarily attributable to improved operating results in 2005 as compared to 2004 and an increased focus on balance sheet management resulting in a significant reduction in inventory and an increase in customer deposits.

During the year ended December 31, 2005, investing activities used $10.4 million in cash compared to net cash used in investing activities of $1.5 million during the year ended December 31, 2004. Cash used in investing activities during the year ended December 31, 2005 was attributable primarily to approximately $5.6 million for acquisitions, net of cash acquired, and $3.2 million in capital expenditures. During 2006, we expect to continue to make capital investments, focusing on enhancing the efficiency of our operations, our internal controls and supporting our anticipated growth.

During the year ended December 31, 2005, financing activities used $7.2 million of cash compared to providing $6.8 million of cash during the year ended December 31, 2004. The use of cash in 2005 was related to debt repayments of approximately $7.6 million. The cash provided by financing activities in 2004 was attributable to the completion of a public offering of our common stock on April 28, 2004 which generated net proceeds of approximately $14.4 million to the Company offset by debt repayments of approximately $7.6 million.

On January 17, 2006, the Company acquired Socabim SAS (Socabim), a privately-held company focused on advanced X-ray analysis software for materials research based in Paris, France. The initial aggregate purchase price of approximately $8.5 million was paid through the issuance of 267,302 restricted shares of common stock of the Company to Socabim’s two largest shareholders, which had an aggregate value of approximately $1.3 million as of the date of issuance, and an aggregate of $7.2 million was paid to all of the Socabim selling shareholders from cash on hand. Additional consideration, in the amount of approximately $1.9 million in total, may be paid through 2009 based on the future performance of Socabim.

We invest excess cash in short-term marketable debt securities in order to increase our rate of return over returns generated on cash and cash equivalents. Specifically, our short-term investments as of December 31, 2005 are generally available for redemption through an auction process every 25 or 35 days from initial purchase. While these investments are not considered cash equivalents for financial reporting purposes, due to the short-term nature of these investments, we do not believe that these instruments will have an impact on our overall liquidity position.

We have a demand revolving line of credit with Citizens Bank in the United States in the amount of $2.5 million. The line of credit, which is secured by portions of our inventory, receivables and equipment in the United States, is used to support our working capital requirements and expires in June 2006. As of December 31, 2005, the full amount under our U.S. line of credit was available. We also maintain revolving lines of credit totaling approximately $32.0 million with various German and Japanese banks. The German and Japanese lines of credits are unsecured. As of December 31, 2005, approximately $6.9 million was outstanding on our German and Japanese lines of credit.

In addition to our lines of credit, we have both short-term and long-term notes payable with outstanding balances aggregating $22.5 million as of December 31, 2005. The interest rates on these obligations range from 1.00% to 4.65%. We entered into an interest rate swap to hedge the variability of cash flows related to changes in interest rates on borrowings of variable debt obligations and pay a 4.6% fixed rate of interest and receive a variable rate of interest based on the Bond Market Association Municipal Swap Index. The interest rate swap has a notional value of $2.0 million which decreases in conjunction with the IRB payment schedule until the interest rate swap and IRB agreements terminate in December 2013.

The following table summarizes maturities for our significant financial obligations as of December 31, 2005 (in thousands):

		Less than	1-3	4-5	More than
Contractual Cash Obligations	Total	1 year	years	years	5 years
Short-term borrowings	$6,898	$6,898	$—	$—	$—
Operating lease obligations	7,334	2,003	3,032	2,299	—
Long-term debt	22,527	1,104	15,280	4,210	1,933
Pension	8,518	7	14	14	8,483
Total contractual cash obligations	$45,277	$10,012	$18,326	$6,523	$10,416

In connection with some of our outstanding debt, we are required to maintain certain financial ratios and meet other financial criteria. Additionally, we are subject to a variety of restrictive covenants that require bank consent if not met. As of December 31, 2005, the latest measurement date, the Company was not in compliance with the required debt service coverage ratio associated with the IRB. On February 10, 2006, the Company received from the holder of the debt a limited waiver for the quarterly measurement period ending December 31, 2005.

As of December 31, 2005, the Company has approximately $31 million of net operating loss carryforwards available to reduce future U.S. taxable income. These losses have various expiration dates through 2025. The Company also has research and development tax credits of approximately $3.5 million available to offset future U.S. tax liabilities that expire at various dates through 2025.

TRANSACTIONS WITH RELATED PARTIES

The Company is affiliated, through common shareholders, with several other entities which use the Bruker name. The Company and its affiliates have entered into a sharing agreement which provides for the sharing of specified intellectual property rights, services, facilities and other related items.

As of December 31, 2005 and 2004, the Company had payables to related parties of $3.9 million and $3.0 million, respectively. As of December 31, 2005 and 2004, the Company had receivables from related parties of $4.9 million and $9.5 million, respectively. Payment terms on balances with related parties are similar as those with third party customers.

Sales to related parties which are not subsidiaries of Bruker BioSciences Corporation are included as revenues in the consolidated financial statements. Such related parties represent affiliated sales offices in countries in which the Company does not have its own distribution network. As such, these sales were primarily for resale of the Company’s products only. These sales amounted to $12.1 million, $14.8 million and $13.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. In addition, the Company purchased products and services which amounted to $9.9 million, $5.5 million, and $7.1 million from affiliated entities in the year ended December 31, 2005, 2004 and 2003, respectively.

The Company shares various general and administrative expenses for items including umbrella insurance policies, accounting services and leases with various related parties. These general and administrative expenses amounted to $1.4 million, $1.3 million and $1.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company has investments in three non-affiliated companies. The Company recognized revenue from a sale to one of these companies in the amount of $2.1 million in 2003. During the three years ended December 31, 2003, no other purchasing or sales activities occurred between the Company and these non-affiliated companies.

During the years ended December 31, 2005, 2004 and 2003, the Company paid $0.5 million, $0.5 million and $1.4 million to a law firm in which one of its directors is a partner.

During the years ended December 31, 2005, 2004 and 2003, the Company paid approximately $48,500, $24,300 and $26,700 to a financial services firm in which one of its directors is a partner.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Impact of Foreign Currencies

We sell products in many countries, and a substantial portion of sales and expenses are denominated in foreign currencies, principally in the Euro and Japanese Yen. Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies could adversely affect our financial results. Costs related to these sales are largely denominated in the same respective currencies, thereby limiting our transaction risk exposure. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.

While we may from time to time hedge specifically identified cash flows in foreign currencies using forward contracts, this foreign currency activity historically has not been material. The maturities of the forward exchange contracts, if or when entered into, generally would coincide with the settlement dates of the related transactions. Realized and unrealized gains and losses on these contracts would be recognized in the same period as gains and losses on the hedged items. As of December 31, 2005, there were no foreign currency forward contracts outstanding.

Realized foreign exchange gains (losses) were approximately $0.2 million and $(0.8) million for the years ended December 31, 2005 and 2004, respectively. As we continue to expand internationally, we evaluate currency risks and may enter into foreign exchange contracts on a more consistent basis or from time to time as the circumstances require to mitigate foreign currency exposure.

We have entered into foreign-denominated debt obligations. The currency effects of the debt obligations are reflected in interest and other income (expense), net, on the consolidated statement of operations. We also have foreign-denominated intercompany borrowing arrangements with our Bruker Daltonik GmbH subsidiary in Germany, our Bruker AXS GmbH subsidiary in Germany and our Bruker Nonius subsidiary in the Netherlands that affected accumulated other comprehensive income (loss). A 10% increase or decrease of the respective foreign exchange rate with our Bruker Daltonik GmbH subsidiary in Germany would result in a change in accumulated other comprehensive income (loss) of approximately $0.9 million. A 10% increase or decrease of the respective foreign exchange rate with our Bruker AXS subsidiary in Germany would result in a transaction gain (loss) of approximately $0.7 million or $(0.5) million, respectively. A 10% increase or decrease of the respective foreign exchange rate with our Bruker Nonius subsidiary in the Netherlands would result in a change in accumulated other comprehensive income (loss) of approximately $1.0 million or $(0.8) million, respectively.

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

In the United States, we have entered into an interest rate swap arrangement to limit the interest rate exposure on our $2.0 million industrial revenue bond to a fixed rate of 4.6%. We pay a 4.6% fixed rate of interest and receive a variable rate of interest based on the Bond Market Association Municipal Swap Index on a $2.0 million notional amount. Net interest payments or receipts are recorded as adjustments to interest expense. In addition, the instrument is recorded at fair market value on our balance sheet, and changes in the fair market value are recorded in current earnings since the arrangement is not considered an effective hedge. As of December 31, 2005, the fair value of the instrument was approximately $0.1 million, net of tax, and is recorded as a liability on the balance sheet.

In 2002, we entered into two derivative financial instruments; a cross currency interest rate swap and an interest rate swap. The cross currency interest rate swap of 2.0 million Euro secures a fixed interest rate of 1.75% per annum until January 4, 2012. The interest rate swap of 3.0 million Euro reduces the 6-month EURIBOR rate by 1.80% per annum until January 4, 2007. We entered into the financial instruments to manage our exposure to interest rates and foreign exchange risk. During the year ended December 31, 1999, we entered into three financial instruments; an interest rate cap, an interest rate swap and a cross currency interest rate swap. By entering into these financial instruments, we obtained the right to borrow money at lower rates of interest. We continue to hold these financial instruments until we elect to exercise the options to borrow the money. Until the instruments become an effective hedge, the instruments are considered speculative and are marked-to-market through interest and other income (expense), net, on the consolidated statement of operations. The fair value of the instruments appreciated (depreciated) by $0.1 million and $(0.1) million during the years ended December 31, 2005 and 2004, respectively. As of December 31, 2005, the fair value of the instruments was approximately $0.1 million net of tax, and is recorded as a liability on the balance sheet.

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

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”) that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, that was provided in SFAS 123 as originally issued. As permitted by SFAS No. 123R, the Company currently accounts for share-based payments to employees using the intrinsic value method allowed under APB Opinion 25 and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123R in prior periods, the impact would have approximated the amounts calculated using SFAS No. 123 as described in the disclosure of pro forma net income (loss) and net income (loss) per share in Note 2 to our consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs." This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2006. We are currently evaluating the impact of this new Standard, but believe that it will not have a material impact on our financial position, results of operations or cash flows.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Bruker BioSciences Corporation

We have audited the accompanying consolidated balance sheets of Bruker BioSciences Corporation (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bruker BioSciences Corporation at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Bruker BioSciences Corporation’s internal controls over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 9, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts March 9, 2006

BRUKER BIOSCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$53,159	$32,547
Short-term investments	46,419	45,144
Accounts receivable, net	53,744	57,792
Due from affiliated companies	4,860	9,530
Inventories	96,333	107,748
Other current assets	11,094	18,530
Total current assets	265,609	271,291
Property, plant and equipment	72,336	84,990
Restricted cash	1,010	656
Goodwill	17,516	10,739
Other intangible assets	1,533	1,431
Other assets	2,883	2,440
Total assets	$360,887	$371,547
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$6,898	$10,186
Current portion of long-term debt	1,104	2,019
Accounts payable	14,118	22,652
Due to affiliated companies	3,857	3,026
Customer advances	29,232	21,045
Other current liabilities	56,319	52,232
Total current liabilities	111,528	111,160
Long-term debt	21,423	27,763
Other long-term liabilities	11,383	6,691
Accrued pension	8,518	8,465
Minority interest in consolidated subsidiaries	233	193
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued or outstanding at December 31, 2005 and 2004	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized, 89,803,836 and 89,470,444 shares issued and outstanding at December 31, 2005 and 2004, respectively	898	895
Additional paid-in capital	215,164	213,872
Accumulated deficit	(18,544)	(22,190)
Accumulated other comprehensive income	10,284	24,698
Total shareholders’ equity	207,802	217,275
Total liabilities and shareholders’ equity	$360,887	$371,547

The accompanying notes are an integral part of these financial statements.

BRUKER BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Product revenue	$259,645	$249,929	$239,056
Service revenue	35,856	32,298	20,325
Other revenue	2,068	2,189	1,298
Total revenue	297,569	284,416	260,679
Cost of product revenue	147,364	145,188	140,597
Cost of service revenue	24,398	20,752	13,732
Total cost of revenue	171,762	165,940	154,329
Gross profit	125,807	118,476	106,350
Operating expenses:
Sales and marketing	51,438	55,976	51,707
General and administrative	22,374	20,399	17,335
Research and development	41,357	43,219	37,244
Reversal of liability accrual	—	—	(1,929)
Special charges	—	—	11,674
Total operating expenses	115,169	119,594	116,031
Operating income (loss)	10,638	(1,118)	(9,681)
Interest and other income (expense), net	1,311	(3,779)	998
Income (loss) before provision for income taxes and minority interest in consolidated subsidiaries	11,949	(4,897)	(8,683)
Provision for income taxes	8,263	2,865	9,724
Income (loss) before minority interest in consolidated subsidiaries	3,686	(7,762)	(18,407)
Minority interest in consolidated subsidiaries	40	69	(853)
Net income (loss)	$3,646	$(7,831)	$(17,554)
Net income (loss) per share—basic and diluted:	$0.04	$(0.09)	$(0.22)
Weighted average common shares outstanding:
Basic	89,521	88,495	81,280
Diluted	89,828	88,495	81,280

The accompanying notes are an integral part of these financial statements.

BRUKER BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(in thousands, except share data)

						Accumulated
			Additional			Other	Total
			Paid-in	Accumulated	Treasury	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Stock	Income	Equity
Balance at December 31, 2002	76,988,116	$770	$180,584	$4,410	$(3,088)	$2,722	$185,398
Shares issued in connection with the purchase of minority interest	9,662,624	97	28,458	—	—	—	28,555
Retirement of Bruker AXS Inc. treasury stock	(192,422)	(2)	(754)	—	756	—	—
Deemed dividend in connection with the Bruker AXS Inc. merger	—	—	(9,571)	(1,215)	—	—	(10,786)
Stock options issued in connection with the Bruker AXS Inc. merger	—	—	3,050	—	—	—	3,050
Stock compensation related to stock options issued to non-employees	—	—	2	—	—	—	2
Stock options exercised	4,473	—	12	—	—	—	12
Comprehensive loss:
Net loss	—	—	—	(17,554)	—	—	(17,554)
Foreign currency translation adjustments	—	—	—	—	—	13,749	13,749
Net comprehensive loss							(3,805)
Balance at December 31, 2003	86,462,791	865	201,781	(14,359)	(2,332)	16,471	202,426
Issuance of common stock, net of issuance costs	2,992,800	29	12,019	—	2,332	—	14,380
Stock options exercised	14,853	1	48	—	—	—	49
Stock compensation related to stock options issued to non-employees	—	—	24	—	—	—	24
Comprehensive loss:
Net loss	—	—	—	(7,831)	—	—	(7,831)
Unrealized loss on investments	—	—	—	—	—	(155)	(155)
Foreign currency translation adjustments	—	—	—	—	—	8,382	8,382
Net comprehensive income							396
Balance at December 31, 2004	89,470,444	895	213,872	(22,190)	—	24,698	217,275
Shares issued in connection with acquisition	209,271	2	892	—	—	—	894
Stock options exercised	124,121	1	376	—	—	—	377
Stock compensation related to stock options issued to non-employees	—	—	24	—	—	—	24
Comprehensive loss:
Net income	—	—	—	3,646	—	—	3,646
Unrealized gain on investments	—	—	—	—	—	12	12
Foreign currency translation adjustments	—	—	—	—	—	(14,426)	(14,426)
Net comprehensive loss							(10,768)
Balance at December 31, 2005	89,803,836	$898	$215,164	$(18,544)	$—	$10,284	$207,802

BRUKER BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$3,646	$(7,831)	$(17,554)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	8,608	9,793	10,378
Deferred income taxes	(2,186)	211	3,369
Other special charges	—	—	5,128
Write down of investments and other non-cash charges	—	2,422	—
Provision for doubtful accounts	155	928	845
Stock compensation	24	24	2
Minority interest in consolidated subsidiary	40	69	(853)
Loss on disposal of assets	—	—	179
Reversal of patent litigation settlement	—	—	(1,929)
Foreign currency exchange gain on intercompany loans	—	—	(696)
Changes in operating assets and liabilities:
Accounts receivable	(3,097)	(13,405)	4,563
Inventories	4,843	8,298	5,225
Other assets and prepaid expenses	283	(2,656)	(4,741)
Accounts payable	748	1,842	(4,750)
Income taxes payable	8,935	(2,553)	(2,381)
Accrued pension	1,020	955	903
Other liabilities	19,174	1,014	(3,800)
Net cash provided by (used in) operating activities	42,193	(889)	(6,112)
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,212)	(7,264)	(5,491)
Purchase of short-term investments	(1,275)	(5,392)	(56,782)
Redemption of short-term investments	—	11,588	27,033
Acquisitions, net of cash acquired	(5,605)	—	(5,499)
Restricted cash	(357)	(446)	27
Net cash used in investing activities	(10,449)	(1,514)	(40,712)
Cash flows from financing activities:
Proceeds from (repayment of) short-term borrowings, net	(3,373)	(7,190)	3,156
Repayment of long-term debt	(4,189)	(458)	(2,486)
Issuance of long-term debt	—	—	1,987
Proceeds from issuance of common stock, net of issuance costs	377	14,422	(12)
Cash payments to shareholders	—	—	(10,786)
Net cash (used in) provided by financing activities	(7,185)	6,774	(8,141)
Effect of exchange rate changes on cash	(3,947)	2,834	2,496
Net change in cash and cash equivalents	20,612	7,205	(52,469)
Cash and cash equivalents at beginning of year	32,547	25,342	77,811
Cash and cash equivalents at end of year	$53,159	$32,547	$25,342
Supplemental disclosure of cash flow information:
Cash paid for interest	1,230	2,158	1,711
Cash paid for taxes	1,114	6,473	11,420
Noncash investing and financing activities:
Issuance of common stock for acquisition	894	—	—
Issuance of common stock and options exchanged related to merger	—	—	31,509

The accompanying notes are an integral part of these financial statements.

Bruker BioSciences Corporation

Notes to Consolidated Financial Statements

Note 1—Description of Business

Bruker BioSciences Corporation and its wholly-owned subsidiaries (the “Company”) design, manufacture, service and market proprietary life science systems based on mass spectrometry core technology platforms and X-ray technologies. The Company also sells a broad range of field analytical systems for nuclear, biological and chemical (NBC) detection. The Company maintains major technical centers in Europe, North America and Japan and sales offices throughout the world. The Company’s diverse customer base includes pharmaceutical, biotechnology and proteomics companies, academic institutions, advanced materials and semiconductor industries and government agencies.

On July 1, 2003, the Company merged with Bruker AXS Inc. (“Bruker AXS”), with the Company surviving the merger. The consolidated financial statements for the year ended December 31, 2003 includes the retroactive effects of the merger with Bruker AXS and have been restated by combining the historical consolidated financial statements of Bruker BioSciences Corporation with those of Bruker AXS for the year ended December 31, 2003. In connection with the merger, the Company formed two operating subsidiaries, Bruker Daltonics Inc. (“Bruker Daltonics”) and Bruker AXS, into which it transferred substantially all of the respective assets and liabilities, except cash, which remained with the parent company, Bruker BioSciences Corporation.

The Company reports financial results on the basis of the following two business segments:

1.                Bruker Daltonics is a leading developer and provider of innovative life science tools based on mass spectrometry and also develops and provides a broad range of field analytical systems for NBC detection.

2.                Bruker AXS is a leading developer and provider of life science and advanced materials research tools for advanced X-ray instrumentation used in non-destructive molecular and elemental analysis in academic, research and industrial applications.

Note 2—Summary of Significant Accounting Policies

Principles of Consolidation

The financial statements include the accounts of the Company and all majority and wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of highly liquid investments with original maturities of three months or less at the date of acquisition. Cash and cash equivalents primarily include cash on hand, money market funds and time deposits. Time deposits represent amounts on deposit in banks and temporarily invested in instruments with maturities of three months or less at the time of purchase. Certain of these investments represent deposits which are not insured by the FDIC or any other United States government agency. Cash and cash equivalents are carried at cost, which approximates market value.

Restricted Cash

Certain customers require the Company to provide bank guarantees on customer advances. These amounts are considered restricted cash and are classified as non-current. Generally, the lines of credit facilitate this requirement. However, to the extent the required guarantee exceeds the available local line of credit, the Company maintains current restricted cash balances. In addition, the Company is required to maintain a restricted cash balance as a guarantee for the lessor of the building located in Delft,

Netherlands, throughout the lease term, which has also been classified as non-current. As of December 31, 2005 and 2004, restricted cash balances were approximately $1.0 million and $0.7 million, respectively.

Short-term Investments

The Company accounts for its short-term investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company’s investments, which are carried at fair value, consist of funds comprised of auction-rated securities and bond instruments and have been classified as available-for-sale at December 31, 2005 and 2004. The basis for the cost of securities sold was determined by the specific identification method. If the market values of individual securities decrease below cost for a period of six to nine months, the Company deems this indicative of an other than temporary impairment and writes down the carrying amount of the investments to market value through other income (expense), net, in the accompanying statement of operations. As of December 31, 2005, 2004 and 2003, there were no material unrealized gains or losses.

Concentration of Credit Risk

Financial instruments which subject the Company to credit risk consist of cash and cash equivalents, short-term investments and accounts receivables. The risk with respect to cash and cash equivalents and short-term investments is minimized by the Company’s policy of investing in short-term financial instruments issued by highly-rated financial institutions. The risk with respect to accounts receivables is minimized by the credit worthiness of the Company’s customers. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Credit losses have been within management’s expectations and the allowance for doubtful accounts totaled $3.3 million and $2.7 million as of December 31, 2005 and 2004, respectively. For the years ended December 31, 2005, 2004 and 2003, no sales to or receivables from any single customer exceeded 10% of the Company’s revenue or accounts receivable.

Inventories

Components of inventory include raw materials, work-in process, demonstration units and finished goods. Demonstration units include units which are located in the Company’s demonstration laboratories and at potential customer sites and are considered available for sale. Finished goods include in-transit systems that have been shipped to the Company’s customers, but not yet installed and accepted by the customer. All inventories are stated at the lower of cost or market, cost determined principally by the first-in, first-out, (“FIFO”) method for a majority of subsidiaries and by average-cost for a certain international location. The Company reduces the carrying value of its inventories for differences between the cost and estimated net realizable value taking into consideration usage in the preceding twelve months, expected demand, technological obsolescence and other information including the physical condition of demonstration and in-transit inventories. The Company records as a charge to cost of revenue for the amount required to reduce the carrying value of inventory to net realizable value. Costs associated with the procurement and warehousing of inventories, such as inbound freight charges and purchasing and receiving costs, are also included in the cost of revenue line item within the statement of operations.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Major improvements are capitalized while expenditures for maintenance, repairs and minor improvements are charged to expense. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in the statement of operations. Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings	25-39 years
Machinery and equipment	3-10 years
Computer equipment and software	3-5 years
Furniture and fixtures	3-10 years
Leasehold improvements	Lesser of 15 years or the remaining lease term

Depreciation and amortization expense associated with property, plant and equipment for the years ended December 31, 2005, 2004 and 2003 was approximately $8.6 million, $9.8 million and $10.5 million, respectively.

Goodwill and Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives not be amortized. Instead, these assets are tested for impairment on a reportable operating segment basis annually, or on an interim basis when events or changes in circumstances warrant. The impairment test consists of a comparison of the fair value of goodwill or an intangible asset with its carrying amount with any related impairment losses recognized in earnings when incurred. The Company performs its annual test for indications of impairment as of December 31st each year. In accordance with SFAS 142, the Company tested for impairment as of December 31, 2005 and 2004 and determined that goodwill and indefinite-lived intangible assets were not impaired.

Intangible assets with a finite useful life are amortized on a straight-line basis over their estimated useful lives, with periods ranging from 4 to 10 years.

Investments in Other Companies

Investment in other companies consists of equity securities of privately held companies accounted for under the cost method. The Company’s ownership interest in each of these companies is less than 20%. The Company periodically evaluates the carrying value of these investments for potential impairment. If the Company’s evaluation identifies an impairment charge is deemed to be other than temporary, the investment is written down to its estimated fair value through a charge to current earnings. As of December 31, 2004, the Company has written-off the carrying value of its investments in other companies based on impairment testing performed. During the year ended December 31, 2004, the Company recorded charges for impairments on investments totaling approximately $2.3 million. No charges were recorded during the years ended December 31, 2005 or 2003.

Impairment of Long-Lived Assets

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the quoted market price, if available, or the estimated undiscounted operating cash flows generated by those assets are less than the assets’ carrying value. Impairment losses are charged to the statement of operations for the difference between the fair value and carrying value of the asset. No impairment losses were recorded on long-lived assets during the years ended December 31, 2005, 2004 and 2003.

Warranty Costs and Deferred Revenue

The Company typically provides a one year parts and labor warranty with the purchase of equipment. The anticipated cost for this one-year warranty is accrued upon recognition of the sale and is included as a current liability on the accompanying balance sheets. The Company also offers to its customers extended warranty and service agreements extending beyond the initial year of warranty for a fee. These fees are recorded as deferred revenue and amortized ratably into income over the life of the extended warranty contract.

Minority Interest in Consolidated Subsidiaries

Minority interest on the statement of operations of $40,000 and $69,000 for the years ended December 31, 2005 and 2004 represents the minority common shareholders’ proportionate share of the net loss of Incoatec GmbH and Baltic Scientific Instruments. Minority interest in consolidated subsidiaries of $(0.9) million on the statement of operations for the year ended December 31, 2003, primarily represents the minority common shareholders’ proportionate share of the net loss prior to the Bruker AXS merger on July 1, 2003.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires the asset and liability approach to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using enacted tax rates in effect for the year in which the differences are expected to be reflected in the tax return. The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.

Customer Advances

The Company typically requires an advance deposit under the terms and conditions of contracts with customers. These deposits are recorded as a liability until revenue is recognized on the specific contract.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in other comprehensive income (loss), but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax. The Company’s other comprehensive income (loss) is primarily composed of foreign currency translation adjustments.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, available-for-sale securities, accounts receivable, accounts payable, amounts due from/to affiliated companies and long-term debt. The carrying amounts of the Company’s cash and cash equivalents, available-for-sale securities, accounts receivable, accounts payable and amounts due from/to affiliated companies approximate fair value due to their short-term nature. The fair value of long-term debt is estimated based on current interest rates offered to the Company for financing arrangements with similar maturities. The recorded value of these financial instruments approximates their fair value at December 31, 2005 and 2004.

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) as amended. All derivatives, whether designated in hedging relations or not, are recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in the results of operations. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in accumulated other comprehensive income (“OCI”) and are recognized in the results of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in the results of operations. For derivative instruments not designated as hedging instruments, changes in fair value are recognized in the results of operations in the current period.

Foreign Currency Translation

Assets and liabilities of the Company’s foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using year-end exchange rates. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a separate component of stockholders’ equity. Gains and (losses) resulting from foreign currency transactions are reported in the statement of operations under the caption interest and other income (expense), net, for all periods presented.

Revenue Recognition

The Company recognizes revenue from system sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, title and risk of loss has been transferred to the customer and collectibility of the resulting receivable is reasonably assured. Title and risk of loss is generally transferred to the customer upon receipt of a signed customer acceptance for a system that has been shipped, installed, and for which the customer has been trained. As a result, the timing of customer acceptance or readiness could cause the Company’s reported revenues to differ materially from expectations. When products are sold through an independent distributor, a strategic distribution partner or an unconsolidated affiliated distributor, which assumes responsibility for installation, the Company recognizes the system as revenue when the product has been shipped and title and risk of loss has been transferred. The Company’s distributors do not have price protection rights or rights to return; however, our products are warranted to be free from defect for a period of one year. Revenue is deferred until cash is received when a significant portion of the fee is due over one year after delivery, installation and acceptance of a system. For arrangements with multiple elements, the Company recognizes revenue for each element based on the fair value of the element provided when all other criteria for revenue recognition have been met. The fair value for each element provided in multiple element arrangements is typically determined by referencing historical pricing policies when the element is sold separately. Changes in the Company’s ability to establish the fair value for each element in multiple element arrangements could affect the timing of revenue recognition.

Revenue from the sale of accessories and parts is recognized upon shipment and service revenue is recognized as the services are performed.

Research and Development

Research and development costs are expensed as incurred.

Software Costs

Purchased software is capitalized at cost and is amortized over the estimated useful life, generally three years. Software developed for use in the Company’s products is expensed as incurred until technological feasibility is reasonably assured and is classified as research and development expense. Subsequent to the achievement of technological feasibility, amounts are capitalizable, however, to date such amounts have not been material.

Advertising

The Company expenses advertising costs as incurred. Advertising expenses were $1.8 million, $2.2 million and $2.1 million during the years ended December 31, 2005, 2004 and 2003, respectively.

Shipping and Handling Costs

The Company records costs incurred in connection with shipping and handling products as cost of revenue. Amounts billed to customers in connection with these costs are included in revenues and are not material for any of the periods presented in the accompanying financial statements.

Contingencies

The Company is subject to proceedings, lawsuits and other claims related to patents, product and other matters. The Company assesses the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each situation or changes in settlement strategy in dealing with these matters.

Stock-Based Compensation

The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation.” The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” an amendment of FASB Statement No. 123 (SFAS 148). Had compensation expense for the Company’s stock option plans been determined based on the fair value at the grant date, consistent with the methodology prescribed by SFAS 148, the Company’s net income (loss) and net income (loss) per common share for the years ended December 31, 2005, 2004 and 2003 would have approximated the following pro forma amounts (in thousands, except per share data):

	Year Ended December 31,
	2005	2004	2003
Net income (loss), as reported	$3,646	$(7,831)	(17,554)
Deduct:
Total stock-based compensation expense determined using fair value based method for all awards, net of taxes	(4,144)	(2,461)	(2,223)
Net loss, pro forma	$(498)	$(10,292)	$(19,777)
Net income (loss) per common share:
Basic and diluted, as reported	$0.04	$(0.09)	$(0.22)
Basic and diluted, pro forma	$(0.01)	$(0.12)	$(0.24)

The fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004	2003
Risk-free interest rate	4.25%	3.63%	3.24%
Expected life of option	5 years	5 years	5 years
Volatility	80.0%	71.5%	104.9%
Expected dividend yield	0%	0%	0%

Earnings Per Share

Net income (loss) per share is calculated by dividing net income (loss) by the weighted-average shares outstanding during the period. The diluted net income (loss) per share computation includes the effect of shares which would be issuable upon the exercise of outstanding stock options, reduced by the number of shares which are assumed to be purchased by the Company from the resulting proceeds at the average market price during the period.

The following table sets forth the computation of basic and diluted average shares outstanding for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003
Net income (loss), as reported	$3,646	$(7,831)	$(17,554)
Weighted average shares outstanding:
Weighted average shares outstanding—basic	89,521	88,495	81,280
Effect of dilutive securities:
Stock options	307	—	—
Convertible preferred debt	—	—	—
Weighted average shares outstanding—diluted	89,828	88,495	81,280
Net income (loss) per share basic and—diluted	$0.04	$(0.09)	$(0.22)

Stock options to purchase shares of common stock for the years ended December 31, 2004 and 2003 were anti-dilutive and were excluded in the computation of diluted earnings per share due to the net losses for such periods.

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

Note 3—Acquisitions and Merger

In November 2005, the Company acquired Roentec AG (“Roentec”), an X-ray microanalysis instrumentation company based in Berlin, Germany. The aggregate initial purchase price of $4.4 million was funded with $0.9 million of restricted stock of the Company, and the reminder with cash on hand. Additional consideration, in the amount of approximately $2.0 million, may be paid in the future based on the 2006 and 2007 revenue performance of Roentec. If these payments are required, they will be comprised of either, at the option of the Company, 50% restricted stock of the Company and 50% cash, or 100% cash. The allocation of the purchase price for Roentec has been made based upon management estimates and third party valuations that have not been finalized and revisions may be necessary. The results of Roentec AG have been included in the Bruker AXS segment from the date of acquisition.

In November 2005, the Company acquired the X-ray microanalysis business of Princeton Gamma-Tech Instruments, Inc. (“PGT”), a company located in Rocky Hill, New Jersey. The aggregate purchase price for PGT was $2.0 million and was funded with cash on hand. The results of PGT have been included in the Bruker AXS segment from the date of acquisition.

The Company merged with Bruker AXS on July 1, 2003, with the Company surviving the merger. Upon closing of the merger, each outstanding share of common stock of Bruker AXS was converted into the right to receive, at the election of the holder, either 0.63 of a share of the Company’s common stock or consideration intended to be of substantially equivalent value, payable 75% in the Company’s common stock and 25% in cash.

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

The fair value of the consideration paid for the acquisition of the minority interest was approximately $38.1 million, including cash of $5.4 million, common stock valued at $28.5 million, stock options valued at $3.0 million and merger transaction costs of $1.2 million. The value of the 9.66 million shares of common stock issued to non-affiliated shareholders in connection with the merger was determined using the closing market price of Bruker Daltonics’ stock on the date the terms of the merger were agreed to and announced. The fair value of each stock option issued was determined using the Black-Scholes option-pricing model.

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

The purchase price for the 31% minority interest acquired was allocated to the net assets acquired on a pro rata basis in accordance with SFAS No. 141, “Business Combinations.” Accordingly, intangible assets acquired were allocated as follows: $1.5 million to existing technology and related patents which have an estimated weighted-average useful life of four years, $0.3 million to customer relationships which have a weighted-average useful life of five years and $0.3 million to trade names which have a weighted-average useful life of ten years. In addition, $2.5 million of acquired intangible assets was assigned to in-process research and development projects that were written off at the date of acquisition in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.”

The projects that qualified as acquired in-process research and development projects were those that had not yet reached technology feasibility and for which no future alternative uses existed. The value assigned to the in-process research and development projects was determined using a discounted probable future cash flow analysis. Financial assumptions used to estimate the future cash flows were based on pricing, margins and expense levels from those historically realized by Bruker AXS. A discount rate of 45% was utilized to discount the net cash flows generated from the acquired in-process research and development. The estimates used in valuing the acquired in-process research and development were based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. As of December 31, 2005, these projects were complete.

The $10.7 million of goodwill acquired from Bruker AXS in connection with the merger was assigned to the Company’s Bruker AXS subsidiary, a reportable operating segment, and will not be deductible for tax purposes since the merger was a tax-free merger.

In conjunction with the merger, the Company formulated a plan to consolidate production and exit certain activities in its life science X-ray business. The production capacity for the life science X-ray systems produced at the Bruker Nonius facility in Delft, Netherlands, was outsourced or absorbed within other facilities throughout the Company. As a result of these restructuring activities, upon closing of the merger the Company recorded approximately $2.2 million in purchase accounting liabilities and reserves. Approximately, $1.5 million, or 69%, of the purchase accounting liabilities and reserves were charged to operations and the remaining $0.7 million, or 31%, was included in the allocation of the purchase price as goodwill. The purchase accounting liabilities and reserves included $0.8 million of severance costs for approximately 19 employees, $1.0 million as a reserve for inventory that will no longer be used in production, and $0.4 million of costs to upgrade X-ray systems that will no longer be produced and other miscellaneous restructuring costs. The remaining purchase accounting liabilities and reserves recorded in connection with these activities were not material as of December 31, 2005 and 2004.

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

In April 2003, Bruker AXS acquired 51% of the outstanding common shares of Baltic Scientific Instruments Ltd. (BSI), a Riga, Latvia-based company. BSI focuses on solid state X-ray detector technology for materials research and elemental composition. The aggregate purchase price for BSI was approximately $0.3 million and was funded with cash on hand. In May 2003, BSI issued additional shares to Bruker AXS which increased the Company’s ownership to 75.5%. BSI’s minority shareholders did not receive additional shares in May 2003. The results of BSI have been included in the Bruker AXS segment from the date of acquisition.

Pro forma information to reflect the Roentec, PGT and BSI acquisitions has not been presented as the impact on revenues and net income (loss) and net income (loss) per common share would not have been material.

Note 4—Accounts Receivable

The following is a summary of trade accounts receivable at December 31, (in thousands):

	2005	2004
Gross accounts receivable	$57,084	$60,484
Allowance for doubtful accounts	(3,340)	(2,692)
Accounts receivable, net	$53,744	$57,792

Note 5—Inventories

Inventories consisted of the following as of December 31, (in thousands):

	2005	2004
Raw materials	$26,270	$30,003
Work-in process	29,508	36,799
Demonstration units	16,768	14,558
Finished goods	23,787	26,388
Total inventories	$96,333	$107,748

Demonstration units include systems located in the Company’s demonstration laboratories and at potential customer sites and are considered available for sale. Finished goods include in-transit systems that have been shipped to the Company’s customers but not yet installed and accepted by the customer. As of December 31, 2005 and 2004, inventory-in-transit was $18.4 and $18.1 million, respectively.

Note 6—Property, Plant and Equipment

The following is a summary of property, plant and equipment by major class of asset as of December 31, (in thousands):

	2005	2004
Land	$7,961	$8,690
Building and leasehold improvements	71,559	80,191
Machinery and equipment	53,564	57,626
	133,084	146,507
Less accumulated depreciation and amortization	(60,748)	(61,517)
Property, plant and equipment, net	$72,336	$84,990

Note 7—Goodwill and Other Intangible Assets

The following is a summary of other intangible assets subject to amortization as of December 31, (in thousands):

		2005			2004
	Useful	Gross		Net	Gross		Net
	Lives	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	in Years	Amount	Amortization	Amount	Amount	Amortization	Amount
Existing technology and related patents	4	$2,095	$(950)	$1,145	$1,520	$(570)	$950
Customer relationships	5	310	(156)	154	310	(93)	217
Trade names	10	310	(76)	234	310	(46)	264
Total amortizable intangible assets		$2,715	$(1,182)	$1,533	$2,140	$(709)	$1,431

For the years ended December 31, 2005, 2004 and 2003, the Company recorded amortization expense of approximately $0.5 million, $0.5 million and $0.2 million, respectively, related to other amortizable intangible assets.

The estimated future amortization expense related to other amortizable intangible assets is as follows (in thousands):

For the year ending December 31,	(in thousands)
2006	$617
2007	427
2008	205
2009	175
2010	109
Total	$1,533

The carrying amount of goodwill as of December 31, 2005 and 2004 was $17.5 million and $10.7 million, respectively, and is included in the Bruker AXS segment. The Company performs its annual test for indications of impairment as of December 31st each year. The Company completed its annual test for impairment as of December 31, 2005 and 2004 and determined that goodwill was not impaired at that time.

Note 8—Other Current Liabilities

The following is a summary of accrued and other current liabilities as of December 31, (in thousands):

	2005	2004
Accrued compensation	$14,810	$13,879
Deferred revenue	9,853	7,167
Accrued warranty	7,489	8,052
Current portion of deferred tax liability	556	7,202
Income taxes payable	10,307	3,974
Accrued expenses	13,304	11,958
Total other current liabilities	$56,319	$52,232

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

Warranty accrual at December 31, 2003	$6,510
Accruals for warranties issued during the period	10,598
Settlements of warranty claims	(9,553)
Foreign currency impact	497
Warranty accrual at December 31, 2004	8,052
Accruals for warranties issued during the period	9,133
Settlements of warranty claims	(8,894)
Foreign currency impact	(802)
Warranty accrual at December 31, 2005	$7,489

Note 9—Debt

The Company’s debt obligations consist of the following as of December 31, 2005 and 2004 (in thousands):

	2005	2004
Two Euro bank loans at fixed rate of 4.65%, collateralized by land and buildings of Bruker Daltonik GmbH, monthly interest payments, due and payable through 2008	$9,353	$10,462
Euro bank loan at fixed rate of 3.05%, collateralized by land and buildings of Bruker Daltonik GmbH, monthly interest payments, due and payable through 2008	4,145	4,774
Euro bank loan at fixed rate of 2.95%, collateralized by land and buildings of Bruker Daltonik GmbH, monthly principal and interest payments due and payable through 2008	2,647	3,739
Japanese Yen bank loan at fixed rate of 1.50%, uncollateralized, quarterly principal and interest payments due and payable through 2005	—	480
Japanese Yen bank loan at fixed rate of 1.19%, uncollateralized, quarterly principal and interest payments due and payable through June 2006	287	987
Euro mortgage loan at 6-month European Interbank Offered Rate (EURIBOR) (2.64% at December 31, 2005) plus 1.00%, collateralized by a building located in Karlsruhe, Germany, biannual principal and interest payments due and payable through October 2017	3,067	5,993
State of Wisconsin industrial revenue bonds at variable interest rate based on the Bond Market Association Municipal SWAP Index (3.51% at December 31, 2005), collateralized by an irrevocable letter of credit, annual principal payments and monthly interest payments, due and payable through December 2013	1,850	2,030
Japanese Yen bank loan at a fixed rate of 1.7%, uncollateralized, quarterly principal and interest payments due and payable through 2009	893	1,317
Euro bank loan at fixed rate of 4.65%, collateralized by certain Bruker AXS accounts receivables, biannual principal payments and quarterly interest payments, due and payable through March 2013	285	—
Total long-term debt	22,527	29,782
Less: current portion of long-term debt	(1,104)	(2,019)
Total long-term debt, less current portion	$21,423	$27,763

Annual maturities of long-term debt are as follows:

2006	$1,104
2007	827
2008	14,453
2009	838
2010	3,372
Thereafter	1,933
Total	$22,527

The State of Wisconsin industrial revenue bonds (IRB) were entered into in 1999 in connection with the construction of Bruker AXS Inc.’s building in Madison, Wisconsin. Bruker AXS Inc. has an interest rate swap associated with the IRB which has been designated as a hedge. Bruker AXS Inc. pays a 4.60% fixed rate of interest and receives a variable rate of interest based on the Bond Market Association

Municipal Swap Index. The contract has a $2.0 million notional value which decreases in conjunction with the IRB payment schedule until the swap and IRB agreements terminate in December 2013. The fair value of the swap, obtained from dealer quotes, resulted in a loss of $0.1 million during each of the years ended December 31, 2005 and 2004. Interest payments receivable and payable under the terms of the swap are accrued over the period and are treated as an adjustment to interest expense. The letter of credit is renewable upon mutual agreement of Bruker AXS Inc. and the financial institution. If the letter of credit is not renewed and Bruker AXS Inc. is unable to obtain a similar letter of credit with another financial institution, the IRB may be callable at the option of the bond trustee. The Company’s outstanding letter of credit expires in December 2006 and is collateralized by substantially all of the assets of Bruker AXS Inc. The letter of credit contains various financial and other covenants. As of December 31, 2005, the latest measurement date, the Company was not in compliance with the required debt service coverage ratio associated with the IRB. On February 10, 2006, the Company received from the holder of the debt a limited waiver for the quarterly measurement period ending December 31, 2005.

The Company maintains lines of credit at financial institutions in the United States, Germany and Japan with an aggregate maximum credit amount of approximately $34.5 million and $31.1 million at December 31, 2005 and 2004, respectively. As of December 31, 2005 and 2004, the Company had outstanding borrowings of approximately $6.9 million and $10.2 million, respectively, and availability taking into consideration outstanding letters of credit of approximately $19.3 million and $13.6 million, respectively. For the line of credit in the United States, the Company entered into a demand revolving line of credit with Citizens Bank in the amount of $2.5 million. This line, which is secured by certain inventory, receivables and equipment in the United States, is used to provide working capital and expires in June 2006. Interest on this line of credit is at either LIBOR plus 175 basis points or the Prime Rate. The Company elects the method of interest calculation at the time the line of credit is drawn down, provided that any LIBOR-based draws must be in $0.1 million multiples. There is no commitment fee on the unused portion of the line. As of December 31, 2005 and 2004, $2.2 million and $2.2 million, respectively, of the United States line of credit was available. For the lines of credit in Germany, which are unsecured, interest is paid monthly on outstanding borrowings based on the banks’ variable interest rates, which were between 6.00%-8.75% at December 31, 2005. For the lines of credit in Japan, the interest rates were between 0.90% and 1.01% at December 31, 2005 and these lines of credit have no maturity date and are uncollateralized.

Interest expense for the years ended December 31, 2005, 2004 and 2003 was $2.9 million, $2.2 million and $1.8 million, respectively.

Note 10—Derivative Instruments and Hedging Activities

The Company is party to interest and cross currency rate swaps in order to minimize the volatility that changes in interest and foreign currency rates might have on earnings and cash flows. The Company on occasion has entered into foreign exchange rate contracts in order to minimize the volatility that fluctuations in currency exchange rates will have on the Company’s cash flows related to purchases and sales denominated in foreign currencies.

The Company has an interest rate swap arrangement to pay a 4.60% fixed rate of interest and receive a variable rate of interest based on the Bond Market Association Municipal Swap Index on a $2.0 million notional amount. This contract was considered to be an effective hedge against changes in the amount of future cash flows associated with the Company’s interest payments related to its variable rate debt obligations until December 31, 2002 and, accordingly, changes in the fair value of this contract were deferred in shareholders’ equity as a component of comprehensive income (loss). Effective January 1, 2003, the Company determined that this interest rate swap was no longer effective (as defined by SFAS No. 133) in offsetting the change in interest cash flows being hedged and, accordingly, the changes in the swap’s fair value are being recorded in current earnings in interest and other income (expense) in the consolidated statements of operations. The amount to be recognized in earnings within the next twelve months is not expected to be significant. The fair value of the instrument was a liability of $0.1 million as of December 31, 2005 and 2004 and the fair value was obtained from dealer quotes.

In 2002, the Company entered into a cross currency interest rate swap and an interest rate swap, which are currently not designated as hedges. The cross currency interest rate swap of 2.0 million Euros secures a fixed rate of 1.75% per annum payable in Japanese yen until January 4, 2012. The interest rate swap of 3.0 million Euros reduces the 6-month EURIBOR rate by 1.80% per annum until January 4, 2007. The Company entered into the financial instruments to manage its exposure to interest rates and foreign exchange risk. Fluctuations in the fair value of these instruments are recorded in interest and other income (expense), net.

The notional amount of the financial instruments not designated as hedges was approximately $9.6 million and $11.1 million at December 31, 2005 and 2004, respectively. Financial instruments not designated as hedges are considered speculative and fluctuations in the fair value of the instruments are recorded in interest and other income (expense), net. The fair value of the instruments appreciated (depreciated) $0.1 million, $(0.1) million and $0.5 million during the years ended December 31, 2005, 2004 and 2003, respectively. The aggregate fair value of speculative derivative instruments was a liability of $(0.2) million and $(0.3) million as of December 31, 2005 and 2004, respectively.

Note 11—Income Taxes

The domestic and foreign components of income (loss) before income taxes are as follows for the years ended December 31 (in thousands):

	2005	2004	2003
Domestic	$(5,124)	$(11,041)	$(18,756)
Foreign	17,073	6,144	10,073
	$11,949	$(4,897)	$(8,683)

The components of the income tax provision are as follows for the years ended December 31 (in thousands):

	2005	2004	2003
Current income tax expense:
State	$33	$63	$71
Foreign	10,416	2,591	6,284
Total current income tax expense	10,449	2,654	6,355
Deferred income tax (benefit) expense
Federal	—	—	2,432
State	—	—	884
Foreign	(2,186)	211	53
Total deferred	(2,186)	211	3,369
Income tax provision	$8,263	$2,865	$9,724

A reconciliation of the United States federal statutory tax rate to the effective income tax rate is as follows for the years ended December 31:

	2005	2004	2003
Statutory tax rate	34.0%	(34.0)%	(34.0)%
Merger costs	—	—	9.5
Foreign subsidiary dividends	6.5	—	—
State income taxes, net of federal benefit	(0.2)	0.9	3.4
Research and development credits	(7.1)	(5.7)	(3.5)
Acquired in-process research and development	—	—	9.6
Foreign tax rate differential	9.0	0.5	11.4
Other	(2.5)	(3.7)	1.1
Effective tax rate before valuation allowance	39.7	(42.0)	(2.5)
Change in valuation allowance for unbenefited losses	29.4	100.5	114.5
Effective tax rate	69.1%	58.5%	112.0%

The tax effects of temporary items that give rise to significant portions of the deferred tax assets and liabilities are as follows as of December 31 (in thousands):

	2005	2004
Deferred tax assets:
Accounts receivable	$459	$282
Investment write-down	5,300	5,300
Inventory	4,668	3,758
Compensation	1,078	1,187
Intangible assets	1,525	1,571
Warranty reserve	907	1,045
R & D and other tax credit carryforwards	3,512	2,670
Net operating loss carryforwards	12,809	11,191
Accrued expenses	258	919
Other	1,161	649
Gross deferred tax assets	31,677	28,572
Less valuation allowance	(25,628)	(22,200)
Total deferred tax assets	6,049	6,372
Deferred tax liabilities:
Foreign statutory reserves	(4,222)	(6,888)
Excess tax over book depreciation	(3,237)	(4,068)
Purchase accounting intangibles	(450)	—
Other	(1,138)	(1,264)
Total deferred tax liabilities	(9,047)	(12,220)
Net deferred tax liability	$(2,998)	$(5,848)

The valuation allowance was determined in accordance with the provision of SFAS No. 109, “Accounting for Income Taxes,” which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. During 2004 and 2005, the Company fully reserved all U.S. net deferred tax assets, which are predominantly net operating losses and tax credit carryforwards. Cumulative losses incurred in the U.S. jurisdiction as of December 31, 2004 and 2005, represented sufficient negative evidence to record a valuation allowance under SFAS 109. The Company intends to maintain a full valuation allowance until sufficient positive evidence exists to support the reversal of the valuation allowance.

As of December 31, 2005, the Company has approximately $34.4 million of primarily U.S. net operating loss carryforwards available to reduce future taxable income. These U.S. net operating losses have various expiration dates through 2025. The Company also has tax credits of approximately $3.5 million available to offset future tax liabilities that expire at various dates through 2025. Undistributed earnings of foreign subsidiaries aggregated approximately $42.3 million at December 31, 2005.

The Company acquired $1.4 million of net operating losses with its acquisition of Roentec in November 2005. A full valuation allowance was provided for in the purchase price allocation as the utilization of the net operating loss could not be assured. If the Company subsequently realizes the tax benefit of approximately $0.5 million, this benefit will be recorded as an adjustment to goodwill.

Note 12—Employee Benefit Plans

The Company maintains or sponsors various defined contribution plans and a defined benefit retirement plan that cover certain domestic and international employees. The Company may make contributions to these plans at its discretion. Retirement benefits earned are generally based on years of service and compensation during active employment. Eligibility is generally determined in accordance with local statutory requirements. However, the level of benefits and terms of vesting may vary among plans. The Company contributed approximately $1.0 million, $1.0 million and $0.8 million to such plans in 2005, 2004 and 2003, respectively.

Substantially all of the Bruker AXS GmbH employees, who were employed by the Company on September 30, 1997, participate in a defined benefit pension plan. The plan provides pension benefits based upon average salary and years of service. The Company has elected to recognize the impact on the projected benefit obligation when actual experience differs from actuarial assumptions on an immediate basis. The Company recognized actuarial losses (gains) of approximately $3,000 and $0.2 million during the years ended December 31, 2004 and 2003, respectively and no gain or loss was recognized during the year ended December 31, 2005.

The changes in benefit obligations and plan assets under the defined benefit pension plans, accumulated benefit obligations and funded status of the plan were as follows at December 31 (in thousands):

	2005	2004
Change in benefit obligation
Benefit obligation at beginning of year	$8,082	$6,778
Service cost	820	626
Interest cost	381	351
Benefits paid	(29)	(3)
Recognized actuarial loss (gain)	194	(270)
Currency translation adjustment	(1,149)	600
Benefit obligation at end of year	8,299	8,082
Change in plan assets
Fair value of plan assets at beginning of year	—	—
Employer contribution	29	3
Benefits paid	(29)	(3)
Fair value of plan assets at end of year	—	—
Funded status	(8,299)	(8,082)
Unrecognized gains	(151)	(383)
Accrued benefit cost	$(8,450)	$(8,465)
Accumulated benefit obligation	$(8,518)	$(8,104)

Weighted-average assumptions used to determine the projected benefit obligations for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
Discount rate	4.25%	5.00%	5.50%
Expected return on assets	0.00%	0.00%	0.00%
Rate of compensation increase	2.50%	3.00%	3.00%

The net periodic pension benefit cost includes the following components for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003
Components of net periodic benefit cost
Service cost	$632	$626	$496
Interest cost	381	351	303
Recognized actuarial loss (gain)	—	3	143
Amortization	(15)	(15)	(14)
Net periodic benefit cost	$998	$965	$928

To date, the Company has not funded the plan and is not required to make contributions during 2006. The Company expects to pay the following in benefits over the next five years under the plan (in thousands):

2006	199
2007	85
2008	147
2009	149
2010	78
Total	658

Note 13—Commitments and Contingencies

Operating Leases

Certain vehicles, office equipment and buildings are leased under agreements that are accounted for as operating leases. Total rental expense under operating leases was $2.1 million, $2.1 million and $2.3 million during the years ended December 31, 2005, 2004 and 2003, respectively. Future minimum lease payments under non-cancelable operating leases at December 31, 2005 for each of the next five years are as follows (in thousands):

2006	$2,003
2007	1,647
2008	1,385
2009	1,279
2010	1,020
Total minimum lease payments	$7,334

License Agreements

The Company has entered into license agreements allowing it to utilize certain patents. If these patents are used in connection with a commercial product sale, the Company pays royalties ranging from 0.15% to 5.00% on the related product revenues. Licensing fees for the years ended December 31, 2005, 2004 and 2003 were approximately $1.0 million, $0.9 million and $0.8 million, respectively.

Grants

The Company’s wholly-owned subsidiary, Bruker Daltonik GmbH, is the recipient of grants from German government authorities. The grants were made in connection with the Company’s development of specific spectrometers and components of spectrometers. Total grants awarded to date amount to $9.4 million and the agreement under which these grants have been awarded expires in December 2006. Amounts received under these grants during 2005, 2004 and 2003 totaled $2.0 million, $1.8 million and $1.3 million, respectively, and are classified in other revenue. Total expenditures related to these grants were approximately $3.9 million, $4.0 million and $3.1 million in 2005, 2004 and 2003, respectively.

The Company’s wholly-owned subsidiary, Bruker Daltonics, is the recipient of a grant from an agency of the United States government. The grant was made in connection with the Company’s development of a standalone monitor for chemical agents. All grants awarded to date occurred during 2004 and totaled $0.5 million. The agreement under which this grant was awarded was completed in December 2004. Total expenditures related to this grant approximate grant revenues received.

Legal

Lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. The Company believes the outcome of these proceedings, if any, will not have a material impact on the Company’s financial position or results of operations. As of December 31, 2005 and 2004, no accruals have been recorded for such potential contingencies.

Letters of Credit and Guarantees

At December 31, 2005 and 2004, the Company had bank guarantees of $8.3 million and $7.3 million, respectively, for its customer advances. These guarantees affect the availability of its lines of credit.

Indemnifications

The Company enters into standard indemnification arrangements in the Company’s ordinary course of business. Pursuant to these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, generally our business partners or customers, in connection with any patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual anytime after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal.

The Company has entered into indemnification agreements with its directors and officers that may require the Company to: indemnify its directors and officers against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of a culpable nature; advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified; and obtain directors’ and officers’ insurance if available on reasonable terms, which the Company currently has in place.

Note 14—Shareholders’ Equity

Public Offerings of Common Stock

In April 2004, the Company and a group of selling stockholders completed a public offering of 17,250,000 shares of its common stock, of which 3,450,000 were sold by the Company and 13,800,000 were sold by four selling stockholders, at $4.50 per share, generating net proceeds of approximately $14.4 million to the Company and approximately $58.2 million to the selling stockholders, in the aggregate.

In December 2001, Bruker AXS Inc. issued and sold 9,000,000 shares of its common stock for $58,500,000 (or $6.50 per share) in conjunction with its initial public offering. Upon the closing of the initial public offering, all 5,625,000 shares of redeemable preferred stock converted into 6,923,077 shares of common stock. As a result of the merger between the Company and Bruker AXS Inc., the 9,000,000 shares of Bruker AXS common stock issued in Bruker AXS’ initial public offering and the 6,923,077 shares of Bruker AXS common stock issued upon conversion of the Bruker AXS redeemable preferred stock upon the closing of the initial public offering were converted to 3,912,300 and 3,009,462 of Bruker BioSciences shares, respectively. In January 2002, the underwriters of the initial public offering exercised an over-allotment option. As a result, Bruker AXS Inc. issued and sold 1,350,000 shares of its common stock for $8,775,000 (or $6.50 per share). As a result of the merger, these shares were converted to 586,545 shares of the Company’s common stock.

Issuance of Restricted Stock

In November 2005, the Company issued 209,271 shares of restricted stock in connection with the acquisition of Roentec AG. The restrictions are time based and will expire ratably as the shares vest over a period of three years.

Blank Check Preferred Stock

As of December 31, 2005, 5,000,000 shares of Blank Check Preferred Stock with a stated par value of $0.01 per share have been authorized, none of which have been issued.

Redeemable Preferred Stock

In 2001, Bruker AXS Inc. authorized and sold 5,625,000 shares of Series A Convertible Preferred Stock, $0.01 par value per share, at a price of $4.00 per share (“Series A Preferred”). Gross proceeds which totaled $22.5 million were used to pay down related party debt and third party lines of credit in full.

Upon closing of the Company’s initial public offering in December 2001, all the Series A Preferred was converted into common stock and an additional 1,298,077 shares were issued due to a beneficial conversion feature resulting in total conversion shares of 6,923,077.

In addition, in connection with the completion of the Company’s initial public offering, the preferred shareholders were entitled to certain rights with respect to registration of their 6,923,077 shares of common stock. Under the terms of these rights, if the Company proposes to register any of its securities under the Securities Act, either for the Company’s own account or for the account of other security holders exercising registration rights, the holders of the 6,923,077 common shares are entitled to notice of the registration and to include their shares of common stock in the registration at the Company’s expense. Additionally, the holders of these shares are entitled to demand registration rights pursuant to which they may require the Company to file a registration statement under the Securities Act at the Company’s expense with respect to their shares of common stock. Further, the holders of these shares may require the Company to file additional registration statements on Form S-3 at the Company’s expense. All of these registration rights are subject to the right of the underwriters of an offering to limit the number of shares included in such registration. These registration rights terminate five years after the closing of the initial public offering. In connection with the 2004 public offering, no registered rights were exercised. Accordingly, as of December 31, 2005, the number of shares for which registration rights exist total 6,923,077.

Stock Repurchase Programs

In August 2002, the Board of Directors of Bruker Daltonics approved a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of its common stock. Such purchases may be made from time to time in the open market, through privately negotiated transactions or through block purchases. Pursuant to this program, in 2002, the Company repurchased 457,200 shares of its common stock at an average price of $5.10 per share. In April 2004, these shares were sold as part of the public offering of the Company’s common stock.

Dividends

The terms of some of the Company’s indebtedness restrict its ability to pay dividends to its shareholders.

Stock Plans

In 2000, the Board of Directors adopted and the stockholders approved the 2000 Stock Option Plan. The 2000 Stock Option Plan provides for the issuance of up to 2,200,000 shares of common stock in connection with awards under the Plan. The 2000 Stock Option Plan allows a committee of the Board of Directors (the “Committee”) to grant incentive stock options, non-qualified stock options, stock appreciation rights and stock awards (including the use of restricted stock and phantom shares). The Committee has the authority to determine which employees will receive the rewards, the amount of the awards and other terms and conditions of the award. Awards granted by the Committee typically vest over a period of three-to-five years.

On July 1, 2003, the Board of Directors adopted the stockholders approval to amend and restate the 2000 Stock Option Plan to change the plan name and increase the number of shares available for issuance. The name of the amended plan is Bruker BioSciences Corporation Amended and Restated 2000 Stock Option Plan (the “Plan”). The amendment also registered 4,132,000 additional shares of common stock of Bruker BioSciences Corporation issuable pursuant to the Company’s Plan originally adopted in 2000. The total number of shares issuable under the Plan is 6,320,000, of which 2,188,000 shares were previously registered on Form S-8 (Reg. No. 333-47836).

Stock option activity for the years ended December 31, 2005, 2004 and 2003 was as follows:

		Weighted
	Shares	Average
	Subject to	Option
	Options	Price
Outstanding, December 31, 2002	2,674,622	$7.32
Granted	503,125	3.84
Exercised	(4,473)	2.91
Forfeited	(78,272)	6.86
Outstanding, December 31, 2003	3,095,002	6.77
Granted	835,500	4.69
Exercised	(14,853)	3.82
Forfeited	(136,404)	5.37
Outstanding, December 31, 2004	3,779,245	6.39
Granted	18,250	3.83
Exercised	(124,121)	3.04
Forfeited	(96,506)	6.95
Outstanding, December 31, 2005	3,576,868	$6.43

The following table summarizes information about stock options outstanding and exercisable at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$2.12-3.97	942,714	7.5	$3.20	559,776	$3.08
3.98-5.81	1,373,347	7.3	5.10	1,319,759	5.11
5.82-9.53	623,458	5.0	6.81	623,458	6.81
9.54-12.22	263,349	5.2	10.97	263,349	10.97
12.23-19.89	374,000	4.7	15.61	374,000	15.61
	3,576,868	6.8	$6.43	3,140,342	$6.83

The Company has recorded compensation expense of $25,000, $24,000 and $2,000 during the years ended December 31, 2005, 2004 and 2003, respectively, for stock options granted to non-employees. Compensation expense is amortized on a straight-line basis over the underlying vesting terms. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model.

Accelerated Vesting of Unvested Stock Options

On October 3, 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of vesting of all unvested options to purchase shares of common stock of the Company that were held by current employees, officers and directors of the Company, which had an exercise price per share equal to or greater than $4.64 (the closing market price of the Company’s common stock on October 3, 2005). Options to purchase 857,923 shares of common stock were subject to this acceleration. Because these options had exercise prices in excess of current market values, or are “underwater,” they were not fully achieving their original objectives of incentive compensation and employee retention. The Company believes that the acceleration of these underwater options may have a positive effect on employee morale and retention. Under the accounting for stock options in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” and FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation,” the acceleration of the vesting of these options did not result in a compensation charge because the exercise prices of the affected options, which have not been modified, was greater than the closing price of the Company’s common stock on the date the event occurred. The Company has estimated the pre-tax charge to be eliminated from future accounting periods was approximately $3.7 million.

Note 15—Business Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments in annual financial statements of public business enterprises. It also establishes standards for related disclosures about products and service, geographic areas and major customers. The Company evaluated its business activities that are regularly reviewed by the Chief Executive Officer for which discrete financial information is available. As a result of this evaluation, the Company determined that each of its subsidiaries, Bruker Daltonics and Bruker AXS, is a reportable operating segment.

Bruker Daltonics is in the business of manufacturing and distributing mass spectrometry instruments that can be integrated and used along with other analytical instruments. Bruker AXS is in the business of manufacturing and distributing advanced X-ray instrumentation used in non-destructive molecular and elemental analysis in academic, research and industrial applications. Bruker BioSciences Corporation, the parent company of Bruker Daltonics and Bruker AXS, is the corporate entity that holds excess cash and short-term investments and incurs certain public company costs.

Selected business segment information for the years ended December 31, 2005, 2004 and 2003 is presented below (in thousands):

	Revenue			Operating Income (Loss)
	2005	2004	2003	2005	2004	2003
Bruker Daltonics	$161,355	$152,592	$146,749	$12,430	$4,063	$2,558
Bruker AXS	137,357	132,622	113,930	1,059	(1,744)	(11,828)
Eliminations	(1,143)	(798)	—	—	—	—
Corporate	—	—	—	(2,851)	(3,437)	(411)
Total	$297,569	$284,416	$260,679	$10,638	$(1,118)	$(9,681)

Total assets, capital expenditures and depreciation and amortization by segment for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands):

	Assets			Capital Expenditures			Depreciation and Amortization
	2005	2004	2003	2005	2004	2003	2005	2004	2003
Bruker Daltonics	$189,790	$195,995	$181,899	$1,622	$4,887	$2,532	$5,025	$5,733	$6,297
Bruker AXS	129,113	131,476	113,906	1,590	2,377	2,959	3,583	4,060	4,081
Corporate	235,529	229,841	215,421	—	—	—	—	—	—
Eliminations	(193,545)	(185,765)	(160,195)	—	—	—	—	—	—
Total	$360,887	$371,547	$351,031	$3,212	$7,264	$5,491	$8,608	$9,793	$10,378

Long-lived assets and revenue by geographical area as of and for the years ended December 31, 2005, 2004 and 2003 is as follows (in thousands):

	Revenue
	2005	2004	2003
North America	$72,010	$71,947	$56,715
Germany	109,590	97,884	84,073
Japan	41,576	39,022	35,329
Other	74,393	75,563	84,562
Total	$297,569	$284,416	$260,679

	Long-Lived Assets
	2005	2004
North America	$17,887	$18,941
Germany	50,727	60,772
Japan	1,121	1,434
Other	2,601	3,843
Total	$72,336	$84,990

Other locations primarily include, among others, the United Kingdom, France, Italy, Spain, Belgium, The Netherlands, Scandinavia, Poland, Russia, Hungary, Slovenia, Switzerland and Austria.

Note 16—Income Statement Components

Reversal of Liability Accrual

During the year ended December 31, 2001, Bruker Daltonics established a reserve of $1.9 million for the possible imposition of estimated liquidated damages pursuant to a contract with the U.K. Ministry of Defense (the “MOD”). The accrual represented the projected additional costs for rework and retesting on the contract due to various technical problems associated with meeting contractual requirements. During the year ended December 31, 2003, the Company’s Swiss and German subsidiaries delivered product to the MOD which met the specifications of the contract. Upon delivery of the product, the MOD agreed not to pursue any further claims for liquidated damages, other than those previously paid pursuant to the contract, and Bruker Daltonics agreed not to pursue any claims for the recovery of additional research and development expenses incurred in connection with the contract. As a result, the reserves associated with the MOD contract of $1.9 million were reversed during the year ended December 31, 2003.

Special Charges

The components of special charges for the year ended December 31, 2003 were as follows (in thousands):

2003
Merger transaction costs	$6,357
Acquired research and development	2,482
Restructuring charges	895
Write-off of goodwill and other intangible assets	1,223
Impairment of acquired assets	717
Other special charges	$11,674

Other Income (Expense), Net

The components of interest and other income (expense), net for the years ended December 31, 2005, 2004 and 2003 were as follows (in thousands):

	2005	2004	2003
Interest income	$2,382	$1,540	$1,213
Interest expense	(1,572)	(2,158)	(1,750)
Exchange gains (losses) on foreign currency transactions	242	(799)	1,248
(Depreciation) appreciation of the fair value of derivative
financial instruments	109	(37)	466
Loss on disposal of equipment	—	(3)	(179)
Other expense	150	—	—
Write- off of investments	—	(2,322)	—
Interest and other income (expense), net	$1,311	$(3,779)	$998

Affinium Pharmaceuticals, Inc

In 2001, the Company acquired 738,008 shares of Series IIA Preferred Stock of Affinium Pharmaceuticals, Inc. (formerly Integrative Proteomics, Inc.) in exchange for approximately $1 million in cash and 64,650 shares of the Company’s common stock. The acquired securities were included in investments in other companies and were accounted for under the cost method. Due to the uncertain outlook of Affinium Pharmaceuticals, management concluded that the investment suffered an impairment that was deemed to be other than temporary. As such, the Company recorded charges of $0.7 million to earnings in 2004 to write-off the investment in Affinium Pharmaceuticals.

Cengent Therapeutics

In 2001, the Company acquired 666,667 shares of Series C Preferred Stock of Cengent Therapeutics (formerly GeneFormatics, Inc.) in exchange for approximately $1 million in cash and 61,742 shares of the Company’s common stock. The acquired securities were included in investments in other companies and were accounted for under the cost method. Due to the uncertain outlook of GeneFormatics, management concluded that the investment has suffered an impairment that was deemed to be other than temporary. As such, the Company recorded charges of $0.7 million to earnings in 2004 to write-off the investment in Cengent Therapeutics.

GeneProt, Inc.

In 2000, the Company acquired 909,091 shares of Series B Preferred Stock of GeneProt, Inc. in exchange for $7.0 million in cash and 79,218 shares of the Company’s common stock. The acquired securities were included in investments in other companies and were accounted for under the cost method. Due to the uncertain outlook of GeneProt, management concluded that the investment suffered an impairment that was deemed to be other than temporary. As such, the Company recorded charges of $0.9 million to earnings in 2004 to write-off the investment in GeneProt.

As of December 31, 2004, the Company has written-off the carrying value associated with all of the investments identified above based on impairment testing performed during the periods presented in these financial statements and prior periods.

Note 17—Related Parties

The Company is affiliated, through common shareholders, with several other entities which use the Bruker name. The Company and its affiliates have entered into a sharing agreement which provides for the sharing of specified intellectual property rights, services, facilities and other related items.

As of December 31, 2005 and 2004, the Company has payables to related parties of $3.9 million and $3.0 million, respectively. As of December 31, 2005 and 2004, the Company has receivables from related parties of $4.9 million and $9.5 million, respectively. Payment terms on balances with related parties are similar as those with third party customers.

Sales to related parties which are not subsidiaries of Bruker BioSciences Corporation are included as revenues in the consolidated financial statements. Such related parties represent affiliated sales offices in countries in which the Company does not have its own distribution network. As such, these sales were primarily for resale of the Company’s products only. These sales amounted to $12.1 million, $14.8 million and $13.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. In addition, the Company purchased products and services which amounted to $9.9 million, $5.5 million, and $7.1 million from affiliated entities in the year ended December 31, 2005, 2004 and 2003, respectively.

The Company shares various general and administrative expenses for items including umbrella insurance policies, accounting services and leases with various related parties. These general and administrative expenses amounted to $1.4 million, $1.3 million and $1.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company has investments in three non-affiliated companies. The Company recognized sales to these companies, GeneProt, Inc., Cengent Therapeutics and Affinium Pharmaceuticals Inc., of $-0-, $-0- and $-0-, respectively in 2005, and $-0-, $-0- and $40,000, respectively in 2004, and $2.1 million, $0 and $0, respectively, in 2003. These sales were recorded at arm’s length terms and conditions and in the normal course of business. There were no purchases from any of these companies during the years ended December 31, 2005, 2004 or 2003.

During the years ended December 31, 2005, 2004 and 2003, the Company paid $0.5 million, $0.5 million and $1.4 million to a law firm in which one of its directors is a partner.

During the years ended December 31, 2005, 2004 and 2003, the Company paid approximately $48,500, $24,300 and $26,700 to a financial services firm in which one of its directors is a partner.

Note 18—Recent Accounting Pronouncements

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

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” (“SFAS No. 123R”) that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for (a) equity instruments of the Company or (b) liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees”, that was provided in SFAS 123 as originally issued. As permitted by SFAS No. 123R, the Company currently accounts for share-based payments to employees using the intrinsic value method allowed under APB Opinion 25 and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123R in prior periods, the impact would have approximated the amounts calculated using SFAS No. 123 as described in the disclosure of pro forma net loss and net loss per share in Note 2 to our consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151 "Inventory Costs." This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2006. We are currently evaluating the impact of this new Standard, but believe that it will not have a material impact on our financial position, results of operations or cash flows.

Note 19—Quarterly Financial Data (Unaudited)

The Company’s common stock is trading under the symbol BRKR. A summary of operating results for the quarterly periods in the two years ended December 31, 2005 is set forth below (in thousands, except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
Year ended December 31, 2005
Net revenue	$74,911	$71,368	$70,737	$80,553
Gross profit	31,379	30,545	30,419	33,464
Operating income	2,539	911	2,928	4,260
Net income	417	284	1,079	1,866
Net income per share-basic and diluted	$—	$—	$0.01	$0.02
Year ended December 31, 2004
Net revenue	$68,154	$64,147	$66,477	$85,638
Gross profit	28,163	23,647	28,947	37,719
Operating income (loss)	1,408	(4,986)	(86)	2,545
Net income (loss)	476	(4,390)	(3,058)	(859)
Net income (loss) per share-basic and diluted	$0.01	$(0.05)	$(0.03)	$(0.01)

Note 20—Subsequent Events

On January 17, 2006, the Company acquired Socabim SAS (Socabim), a privately-held company focused on advanced X-ray analysis software for materials research based in Paris, France. The initial aggregate purchase price of approximately $8.5 million was paid through the issuance of 267,302 restricted shares of common stock of the Company to Socabim’s two largest shareholders, which had an aggregate value of approximately $1.3 million as of the date of issuance, and an aggregate of $7.2 million was paid to all of the Socabim selling shareholders from cash on hand. Additional consideration, in the amount of approximately $1.9 million in total, may be paid through 2009 based on the future performance of Socabim.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2005, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

The audited consolidated financial statements of the Company include the results of Roentec AG (Roentec), an X-ray microanalysis instrumentation company based in Berlin, Germany and the X-ray microanalysis business of Princeton Gamma-Tech Instruments, Inc. (PGT), a company located in Rocky Hill, New Jersey, both of which we acquired in November 2005. Upon consideration of the date of the acquisition, and the time constraints under which our management’s assessment would have to be made, management determined that it would not be possible to conduct a sufficiently comprehensive assessment of the acquired business’s controls over financial reporting. Accordingly, these operations have been excluded from the scope of management’s assessment of internal controls. The Company’s consolidated sales for the year ended December 31, 2005, were $297.6 million, of which the combined results of Roentec and PGT represented $1.2 million. The Company’s total assets as of December 31, 2005 were $360.9 million, of which Roentec and PGT represented $8.8 million, including $7.5 million of intangible assets and goodwill resulting from the acquisitions.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

As described in the section below, there were changes in the Company’s internal control over financial reporting during the quarterly period ended December 31, 2005 that effectively remediated the material weaknesses identified by management as of December 31, 2004.

The statements contained in Exhibits 31.1 and 31.2 should be considered in light of, and read together with, the information set forth in this Item 9A.

Remediation Steps Which Addressed the Material Weaknesses Identified in 2004

As of December 31, 2004, management assessed the effectiveness of the Company’s internal control over financial reporting and identified material weaknesses at one significant subsidiary. The weaknesses identified by management related to lack of financial resources in the accounting function, insufficient controls over the application of labor and overhead to end of period inventory balances and insufficient controls over the reconciliation of the physical existence of certain units and systems to the related inventory balance in the books and records. To remediate the material weaknesses in the Company’s internal control over financial reporting identified in 2004, the Company evaluated the roles and functions within the significant subsidiary’s accounting department and added additional permanent resources during 2005. These additional resources enabled the Company to identify and implement additional transactional level and financial statement close procedures and controls, which were effective in remediating the material weaknesses identified by management as of December 31, 2004.

In addition to augmenting the Company’s accounting personnel, management also initiated the implementation of a more integrated Manufacturing Resource Planning (MRP) system to automate and enhance certain preventative controls. Management expects the implementation of this MRP system will be completed during the second quarter of 2006 and will further improve the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Bruker BioSciences Corporation

We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting, included at Item 9A., that Bruker BioSciences Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Bruker BioSciences Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Roentec AG and Princeton Gamma-Tech Instruments, Inc., which are included in the 2005 consolidated financial statements of Bruker BioSciences  Corporation and constituted $8.8 million and $6.5 million of total and net assets, respectively, as of December 31, 2005 and $1.2 million and ($0.1 million) of revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting at these entities because both Companies were acquired in November 2005. Upon consideration of the date of the acquisition, and the time constraints under which management’s assessment would have to be made, management determined that it would not be possible to conduct a sufficiently comprehensive assessment of the acquired businesses’ controls over financial reporting.

In our opinion, management’s assessment that Bruker BioSciences Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Bruker BioSciences Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bruker BioSciences Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005 of Bruker BioSciences Corporation and our report dated March 9, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts March 9, 2006

ITEM 9B. OTHER INFORMATION

None.

PART III

In accordance with General Instruction G(3) to Form 10-K, except as set forth below, the information called for by Items 10, 11, 12, 13 and 14 is incorporated by reference from the registrant’s definitive proxy statement for the 2006 Annual Meeting of Stockholders.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A copy of the company’s code of ethics, which applies to its principal executive officer, principal financial officer, principal accounting officer, controller and board of directors may be obtained free of charge by requesting them from us in writing or by telephone at Bruker BioSciences Corporation, 40 Manning Road, Billerica, Massachusetts, 01821, Attn: Investor Relations. (978) 663-3660, ext. 1411.

ITEM 11. EXECUTIVE COMPENSATION

The information required to be disclosed by this Item pursuant to Item 402 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on May 31, 2006 under the caption “Summary of Executive Compensation,” and is incorporated in this annual report on Form 10-K by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information

PLAN CATEGORY	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,576,868	$6.43	2,743,132
Equity compensation plans not approved by security holders	N/A	N/A	N/A
TOTAL	3,576,868	$6.43	2,743,132

PART IV

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required to be disclosed by this Item pursuant to Item 404 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on May 31, 2006 under the caption “Certain Relationships and Related Transactions,” and is incorporated in this annual report on Form 10-K by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be disclosed by this Item pursuant to Item 9(e) of Schedule 14A is contained in the proxy statement for our annual meeting of stockholders to be held on May 31, 2006 under the caption “Report of the Audit Committee,” and is incorporated in this annual report on Form 10-K by reference.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8-K

(a)   Financial Statements and Schedules

(1)   Financial Statements

The following consolidated financial statements of Bruker BioSciences Corporation are filed as part of this report under Item 8.—Financial Statements and Supplementary Data

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (loss) for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Notes to Financial Statements

(2)   Financial Statement Schedules

Page
Report of Independent Registered Public Accounting Firm	57
Schedule II—Valuation and Qualifying Accounts	96

(3)   Exhibits

See (b) below.

(b)     List of Exhibits

Exhibit No.	Title
2.1	Share Transfer Deed dated as of August 13, 2005(8)
+2.2	Purchase and Transfer Agreement for Shares in Röntec AG dated October 10, 2005 between Bruker AXS GmbH and the Sellers as defined therein(9)
+2.3	Asset Purchase Agreement dated October 21, 2005 between Bruker AXS Inc., Princeton Gamma-Tech Instruments, Inc., Princeton Gamma-Tech (UK), Ltd., Finn-Partners, Inc. and Third Letter Corporation(9)
3.1	Amended and Restated Certificate of Incorporation of the Registrant(1)
3.2	Amended and Restated Bylaws of the Registrant(1)
4.1	Specimen stock certificate representing shares of common stock of the Registrant(1)
4.2	Specimen stock certificate representing shares of common stock of the Registrant(5)
10.1	Amended and Restated 2000 Stock Option Plan(4)
10.2	Sharing Agreement dated as of February 28, 2000 among the Registrant and 13 affiliates of the Registrant(1)
+10.3	License Agreement dated August 10, 1998 between the Registrant and Indiana University’s Advanced Research & Technology Institute(1)
+10.4	ITMS Collaboration Agreement by and between Hewlett-Packard, the Registrant and Bruker Daltonik GmbH, dated April 28, 1999(1)

+10.5	Collaboration Agreement dated December 4, 1997 between Bruker-Franzen Analytik GmbH and Sequenom Instruments GmbH(1)
+10.6	Agreement by and between the Bruker Daltonik GmbH, Bruker Saxonia Analytik GmbH and Bruker Optik GmbH dated March 31, 2000(1)
+10.10	Supply Agreement dated March 30, 1998 between the Registrant and Fairchild Imaging Inc., formerly known as Lockheed Martin Fairchild Systems(3)
+10.11	Supply Agreement dated October 1, 1998 between Bruker AXS GmbH and GKSS Forschungszentrum Geesthacht GmbH, as amended(3)
+10.12	Development Agreement dated July 31, 1997 between Bruker AXS GmbH and Siemens Aktiengesellschaft Berlin und Munchen Bereich Medizinische Technik(3)
+10.13	Development Agreement (Agreement 99.06) dated May 5, 1999 between Bruker AXS GmbH and Baltic Scientific Instruments(3)
+10.14	Development Agreement (Agreement 99.10) dated October 7, 1999 between Bruker AXS GmbH and Baltic Scientific Instruments(3)
+10.19	Agreement on Development, Supply and Marketing dated August 2, 2001 between Bruker AXS GmbH and Siemens Medical Solutions Rontgenwerk Rudolstadt(3)
10.21	Lease for Office Space in Delft, The Netherlands dated October 12, 2001 between Bruker Nonius B.V. and Van Haaren Beheer B.V.(3)
+10.22	Memorandum of Agreement for Strategic Collaboration dated October 16, 2001 between the Registrant and Fairchild Imaging, Inc.(3)
10.25	Employment Offer Letter dated as of September 27, 2004 from Bruker BioSciences Corporation to William J. Knight(6)
10.26	Company’s form of Incentive Stock Option Agreement(6)
+10.27	Amendment to ITMS Collaboration Agreement and OEM Agreement between Agilent Technologies, Inc. and the Registrant, effective February 25, 2005(7)
10.28	Company’s form of Restricted Stock Agreement(10)
21.1	Subsidiaries of the Registrant(10)
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm(10)
24.1	Power of attorney (included on page 97)
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(10)
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(10)
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(11)
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(11)

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

(7)          Incorporated by reference from our quarterly report on Form 10-Q for the period ended March 31, 2005.

(8)          Incorporated by reference from our current report on Form 8-K dated August 13, 2005 and filed with the Securities and Exchange Commission on August 16, 2005.

(9)          Incorporated by reference from our quarterly report on Form 10-Q for the period ended September 30, 2005.

(10)   Filed herewith.

(11)   Furnished herewith.

+                Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Commission.

(d)   Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts (in thousands)

	Balance at Beginning of Period	Additions Charged to Earnings	Deductions Amounts Written Off	Balance at End of Period
Allowance Deducted in Balance Sheet from the assets to which they apply:
For the year ended December 31, 2005
Allowance for doubtful accounts	$2,692	$765	$(116)	$3,341
For the year ended December 31, 2004
Allowance for doubtful accounts	$1,932	$928	$(168)	$2,692
For the year ended December 31, 2003
Allowance for doubtful accounts	$1,087	1,121	(276)	1,932

All other schedules have been omitted since they are either not applicable, not required or the information is included elsewhere herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUKER BIOSCIENCES CORPORATION
Date: March 13, 2006	By:	/s/ FRANK H. LAUKIEN, PH.D.
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

Name	Title	Date
/s/ FRANK H. LAUKIEN, PH.D.	President, Chief Executive Officer and
Frank H. Laukien, Ph.D.	Chairman of the Board (Principal
	Executive Officer)	March 13, 2006
/s/ WILLIAM J. KNIGHT	Chief Financial Officer (Principal
William J. Knight	Financial and Accounting Officer)	March 13, 2006
/s/ M. CHRISTOPHER CANAVAN, JR.	Director
M. Christopher Canavan, Jr.		March 13, 2006
/s/ TAYLOR J. CROUCH	Director
Taylor J. Crouch		March 13, 2006
/s/ DANIEL S. DROSS	Director
Daniel S. Dross		March 13, 2006
/s/ COLLIN D’SILVA	Director
Collin D’Silva		March 13, 2006

/s/ RICHARD D. KNISS	Director
Richard D. Kniss		March 13, 2006
/s/ JOERG C. LAUKIEN	Director
Joerg C. Laukien		March 13, 2006
/s/ WILLIAM A. LINTON	Director
William A. Linton		March 13, 2006
/s/ RICHARD M. STEIN	Director
Richard M. Stein		March 13, 2006
/s/ BERNHARD WANGLER	Director
Bernhard Wangler		March 13, 2006