Form 10-K/A
period 2005-12-31
BRUKER BIOSCIENCES CORP
filed 2006-05-01
CIK 1109354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1 to Form 10-K

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Large accelerated filer ☐     Accelerated filer ☒     Non-accelerated filer ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) was $149,221,280 million, based on the reported last sale price on the Nasdaq National Market on that date. This amount excludes an aggregate of 52,076,694 million shares of common stock held by officers and directors and each person known by the registrant to own 10% or more of the outstanding common stock of the registrant as of June 30, 2005. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant. The number of shares of the registrant’s common stock outstanding as of April 28, 2006 was 90,074,303.

EXPLANATORY NOTE

Bruker BioSciences Corporation (the “Company”) has postponed until June 29, 2006 its annual meeting of shareholders, which was originally scheduled for May 31, 2006, and a definitive proxy statement with respect to such meeting will not be filed within 120 days of the end of the Company’s fiscal year ended December 31, 2005. This Amendment No. 1 (this “Amendment’) on Form 10-K/A amends the Company’s Annual Report on Form 10-K for the purpose of amending Items 10, 11, 12, 13 and 14 therein to include information required to be set forth in Part III of Form 10-K and not included in the original filing. This Amendment is also being filed to amend Item 15 of Part IV of Form 10-K to reflect the filing of additional exhibits and certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Except for the inclusion of the information described above, this Amendment does not reflect events occurring subsequent to the filing of the original Annual Report on Form 10-K on March 14, 2006 or modify or update other information or exhibits to the Annual Report on Form 10-K.

BRUKER BIOSCIENCES CORPORATION

Annual Report on Form 10-K

Any statements contained in this Annual Report on Form 10-K/A that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. Any forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties. The factors that could cause actual future results to differ materially from current expectations include, but are not limited to, risks and uncertainties relating to the Company’s integration risks, failure of conditions, technological approaches, product development, market acceptance, cost and pricing of the Company’s products, changes in governmental regulations, capital spending and government funding policies, FDA and other regulatory approvals to the extent applicable, competition, the intellectual property of others, patent protection and litigation and other factors, many of which are described in more detail in the Company’s Annual Report on Form 10-K under Item 1A. “Risk Factors” and from time to time in other filings we may make with the Securities and Exchange Commission. While the Company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the Company’s estimates change, and readers should not rely on those forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this report.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

Our directors as of April 28, 2006 are as follows:

Name	Age	Position
Frank H. Laukien, Ph.D.	46	President, CEO, Chairman
Richard M. Stein	54	Secretary, Director
M. Christopher Canavan, Jr.	66	Director
Taylor J. Crouch	46	Director
Daniel S. Dross	47	Director
Collin J. D’Silva	49	Director
Richard D. Kniss	65	Director
Joerg C. Laukien	52	Director
William A. Linton	58	Director
Bernhard Wangler	55	Director

Set forth below is biographical information for each member of the Bruker BioSciences’ board of directors.

Richard D. Kniss. Mr. Kniss joined Bruker BioSciences’ board of directors in July 2003 in connection with the merger of Bruker Daltonics and Bruker AXS and joined the former Bruker AXS board of directors in June 2001. Mr. Kniss was Senior Vice President and General Manager for Agilent Technologies, Chemical Analysis Group, a producer of gas and liquid chromatographs, mass spectrometers and spectrophotometers, from August 1999 until March 2001. Prior to the spin-off of Agilent from the Hewlett Packard Company, from 1995 to 1999, Mr. Kniss was Vice President and General Manager of the Chemical Analysis Group for Hewlett Packard. In March 2004 Mr. Kniss became chairman of the board of directors of Arcturus Bioscience, Inc., a life-science tools company. Mr. Kniss holds a B.S. from Brown University and a M.B.A. from Stanford University.

Joerg C. Laukien. Mr. Laukien joined Bruker BioSciences’ board of directors in January 2005. Mr. Laukien has been a director and President of Bruker BioSpin MRI, Inc. in Billerica, Massachusetts since 1997, President of Bruker BioSpin MRI GmbH in Ettlingen, Germany since 1998, President of Bruker Elektronik GmbH in Rheinstetten, Germany since 1991, a director of Bruker BioSpin Inc. in Billerica, Massachusetts since 2000, a director of Bruker BioSpin SA in Wissembourg, France since 1998, a director of Bruker BioSpin s.r.l. in Italy since 1992, and a director of Techneon AG in Zurich, Switzerland since 1999, each of which are affiliates of Bruker BioSciences.  Additionally, Mr. Laukien beneficially owns directly or indirectly more than 10% of the stock of several companies affiliated with Bruker BioSciences, as discussed below in “Certain Relationships and Related Transactions”. Mr. Joerg Laukien is the brother of Dr. Frank Laukien, the Chairman, President and Chief Executive Officer of Bruker BioSciences. Mr. Laukien holds a B.A. from the Verwaltungs- und Wirtschafts-Akademie in Karlsruhe, Germany.

William A. Linton. Mr. Linton joined Bruker BioSciences’ board of directors in February 2000. Mr. Linton serves as the lead director of our board of directors. He was appointed lead director in March 2004 by the independent members of the board of directors. As lead director, Mr. Linton performs the usual responsibilities of a lead director including acting as a liaison between management and the board of directors. Mr. Linton is the Chairman and Chief Executive Officer of Promega Corporation, a DNA consumables company, in Madison, Wisconsin and has held these positions since 1978. In 2003 Mr. Linton also became a director for High Throughput Genomics, a diagnostic product company in Tucson, Arizona. Mr. Linton received a B.S. degree from University of California, Berkeley in 1970. Mr. Linton has been a director of the Wisconsin Technology Council since 2001 and ALSSA (Analytical & Life Science Systems Association), an industry association, since 2004.

M. Christopher Canavan, Jr. Mr. Canavan joined Bruker BioSciences’ board of directors in June 2000. Mr. Canavan, a financial consultant, is a retired partner of PricewaterhouseCoopers LLP. Mr. Canavan joined the Boston Office of Coopers & Lybrand in 1961 and became a partner in the firm in 1972. Effective July 1, 1998 Coopers & Lybrand merged with Price Waterhouse & Co. to form PricewaterhouseCoopers LLP and Mr. Canavan served as an audit partner in the merged firm until his retirement in June 1999. In November 2000, Mr. Canavan founded an independent consulting practice providing services to financial services companies and high net worth individuals. Mr. Canavan was also appointed to the board of directors and audit committee of Taiwan Fund, a closed end mutual fund listed on the New York Stock Exchange, in August 2003. Mr. Canavan holds a B.S. in Business Administration from Boston College.

Taylor J. Crouch. Mr. Crouch joined the former Bruker AXS board of directors in November 2000 and became a member of our board of directors in July 2003 in connection with the merger of Bruker Daltonics and Bruker AXS. Mr. Crouch is the Senior Vice President Operations and President International of Ligand Pharmaceuticals Inc., a specialty pharmaceutical company. Mr. Crouch has held these positions since May 2005. From July 2002 to January 2005, Mr. Crouch served as President and Chief Operating Officer of Discovery Partners International, Inc., a leading provider of drug discovery capabilities to the pharmaceutical and biotech industries. From April 1999 to April 2002, Mr. Crouch was the President, Chief Executive Officer and a director of Variagenics, Inc. (now Nuvelo), a pharmacogenomics company. From 1991 to April 1999, Mr. Crouch was Senior Vice President, Worldwide Marketing and Strategic Development for PAREXEL International Corporation, a contract pharmaceutical outsourcing organization. Mr. Crouch received his B.S. in chemical engineering from Princeton University and his M.B.A. in international finance and marketing from the University of Chicago.

Frank H. Laukien, Ph.D. Dr. Laukien has been the Chairman, President and Chief Executive Officer of Bruker BioSciences since the inception of its predecessor company in February 1991. He also served as Executive Chairman of the former Bruker AXS from August 2002 until the merger of Bruker Daltonics and Bruker AXS in July 2003. In addition, from October 1997 to August 2002, he served as the Chairman of the board of directors and, from October 1997 to March 2000, as the Chief Executive Officer, of the former Bruker AXS. Since December 2002, Dr. Laukien has served as Co-Chief Executive Officer of the worldwide Bruker BioSpin group of companies, affiliates of Bruker BioSciences and the former Bruker AXS. Dr. Frank Laukien is the brother of Mr. Joerg Laukien, a director of Bruker BioSciences. Dr. Laukien holds a B.S. degree from the Massachusetts Institute of Technology, as well as a Ph.D. in chemical physics from Harvard University. From October 2002 until October 2003, he was Chairman of ALSSA (Analytical & Life Science Systems Association), an industry association.

Daniel S. Dross. Mr. Dross joined Bruker BioSciences’ board of directors in July 2003 in connection with the merger of Bruker Daltonics and Bruker AXS and joined the former Bruker AXS board of directors in January 2001. Mr. Dross has been a partner of Trinity Hunt Partners, a private equity firm, since June 2002. Mr. Dross was a partner of Thomas Weisel Partners Group LLC from May 1999 to May 2002. Prior to joining Thomas Weisel Partners, Mr. Dross was a Principal at Hicks, Muse, Tate & Furst Incorporated, a Dallas-based private equity firm, from 1991 to 1999. In June 2005 Mr. Dross was appointed to the board of directors of THP Capstar Inc., a privately held company based in Austin, Texas that is controlled by Trinity Hunt Partners and does business as DMX Music, Inc. Mr. Dross received his B.A. from Dartmouth College and his M.B.A. from the Wharton School at the University of Pennsylvania.

Collin J. D’Silva. Mr. D’Silva joined Bruker BioSciences’ board of directors in February 2000. Mr. D’Silva is the President and Chief Executive Officer of Transgenomic, Inc., a life science company involved in SNP discovery, in Omaha, Nebraska. Mr. D’Silva has held these positions since 1997. From 1988 to 1997, Mr. D’Silva was President and Chief Executive Officer of CETAC Technologies, Inc, a company designing instrumentation for elemental analysis. Mr. D’Silva holds a B.S. degree and a Masters in Industrial Engineering from Iowa State University as well as a Masters in Business Administration from Creighton University.

Richard M. Stein. Mr. Stein joined Bruker BioSciences’ board of directors in February 2000 and is the Company’s secretary. Since January 1993, Mr. Stein has been a partner with Nixon Peabody LLP, a law firm, or a predecessor entity, Hutchins, Wheeler & Dittmar. Mr. Stein holds a B.A. degree from Brandeis University and a J.D. from Boston College Law School.

Bernhard Wangler. Mr. Wangler joined Bruker BioSciences’ board of directors in February 2000. Mr. Wangler has been a German tax consultant and principal partner with Kanzlei Wangler in Karlsruhe, Germany since July 1983. He has been a Certified Public Accountant in Germany since 1984. Mr. Wangler holds a Bachelor of Economics and Commerce degree and a Masters degree in Business Administration from the University of Mannheim, Germany.

Board Committees and Meetings

There are currently ten members of the board of directors. In accordance with the applicable listing standards of the Nasdaq National Market, the board of directors has determined that there are currently six independent members on the board of directors, namely, M. Christopher Canavan, Jr., Taylor J. Crouch, Collin J. D’Silva, Richard D. Kniss, Daniel S. Dross and William A. Linton. During fiscal year 2005, the board of directors of Bruker BioSciences held nine meetings and acted by written consent two times. During such periods in 2005 in which they served as board members, all of the directors attended at least 83% of each of:  (1) the total number of meetings of the board of directors and (2) the total number of meetings held by committees of the board of directors on which they served. It is the policy of our board of directors that at least two directors, including at least one independent director, shall attend the Annual Meeting, either in person or by telephonic conference. Two directors attended our 2005 Annual Meeting. The board of directors has an Audit Committee and a Compensation Committee. The board of directors does not have a Nominating Committee.

Audit Committee. The Audit Committee of the board of directors, which, since July 1, 2003, has been comprised of

M. Christopher Canavan, Jr., Collin J. D’Silva and Taylor J. Crouch, each of whom satisfy the applicable independence requirements of the SEC rules and regulations and current Nasdaq National Market listing standards, met fifteen times during the 2005 fiscal year. The board of directors has determined that M. Christopher Canavan, Jr., Chairman of the Audit Committee, qualifies as an audit committee financial expert pursuant to applicable SEC rules and regulations. The Audit Committee provides assistance to the board of directors in fulfilling its legal and fiduciary obligations with respect to matters involving the accounting, auditing, financial reporting and internal control functions of Bruker BioSciences and its subsidiaries. The Audit Committee works extensively with the independent auditors, pre-approves all audit and non-audit services provided to Bruker BioSciences by its independent auditors, reviews the performance of the independent auditors and replaces or terminates the independent auditors when circumstances warrant. The Audit Committee is also charged with establishing and monitoring procedures for (i) the receipt, retention or treatment of complaints received by Bruker BioSciences regarding accounting, internal accounting controls or auditing matters, and (ii) the confidential submission by Bruker BioSciences’ employees of concerns regarding questionable accounting or auditing matters. None of the members of the Audit Committee have participated in the preparation of any financial statements of Bruker BioSciences at any time during the last three fiscal years.

Compensation Committee. The Compensation Committee, which, since July 1, 2003, has been comprised of Daniel S. Dross, Richard D. Kniss and William A. Linton, all of whom meet the independence requirements of the current listing standards of the Nasdaq National Market, met two times during the 2005 fiscal year. Mr. Linton is the Chairman of the Compensation Committee. The Compensation Committee administers Bruker BioSciences’ stock option plan, determines the chief executive officer’s salary, bonus, and equity-based compensation, oversees the executive compensation program for Bruker BioSciences’ other executive officers and determines the compensation of the chief financial officer, reviews general policy matters relating to compensation and employee benefits and makes recommendations concerning these matters to the board of directors.

Executive Officers

As of April 28, 2006, our executive officers are as follows:

Name	Age	Position
Frank H. Laukien, Ph.D.	46	President, CEO, Chairman
William J. Knight, C.P.A.	56	Chief Financial Officer, Treasurer
Brian P. Monahan, C.P.A.	34	Corporate Controller

Set forth below is the biographical information for our non-director executive officers. For biographical information related to our executive officers who are also directors, please see “Directors” above.

William J. Knight  Mr. Knight joined Bruker BioSciences as the Chief Financial Officer and Treasurer in October 2004. Before joining Bruker BioSciences, Mr. Knight served as Chief Financial Officer of Anika Therapeutics, Inc., a provider of therapeutic products, from 2002 to 2004.  He also served as Chief Financial officer of Zycos, Inc., a developer of DNA-based therapeutic products, from 2000 to 2002, and as Chief Financial Officer of NMT Medical, Inc., a provider of cardiovascular and neurological medical devices, from 1998 to 2000.  Mr. Knight is a Certified Public Accountant. He holds a B.B.A in Accounting from the University of Wisconsin.

Brian P. Monahan  Mr. Monahan has been the Corporate Controller of Bruker BioSciences since April 2004. From July 2004 through January 2005, Mr. Monahan served as the Assistant Vice President of Finance for Bruker Daltonics Inc. In January 2005 Mr. Monahan was named the Vice President of Finance for Bruker Daltonics Inc. Before joining Bruker BioSciences, Mr. Monahan served as the Manager of Accounting and Financial Reporting at Fisher Scientific International, Inc., a provider of products and services to the scientific research and clinical laboratory markets, from December 2002 through April 2004 and as an audit manager for PricewaterhouseCoopers where he was employed from July 1999 through December 2002. Mr. Monahan is a Certified Public Accountant. He holds a B.S. in Accounting from the University of Massachusetts.

Our executive officers are elected by the board of directors and serve until their successors have been duly elected and qualified. Dr. Frank H. Laukien is the brother of Mr. Joerg C. Laukien, a director of Bruker BioSciences. For information relating to Dr. Laukien, who serves as both an executive officer and a director of Bruker BioSciences, please see “Directors” above.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires Bruker BioSciences’ officers and directors and persons owning more than 10% of the outstanding common stock of Bruker BioSciences to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% holders of common stock of Bruker BioSciences are required by Securities and Exchange Commission regulations to furnish Bruker BioSciences with copies of all Section 16(a) forms they file.

Based solely on copies of such forms furnished as provided above, Bruker BioSciences’ management believes that through December 31, 2005 all Section 16(a) filing requirements applicable to its officers, directors and owners of greater than 10% of its common stock were complied with.

Code of Ethics

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

ITEM 11. EXECUTIVE COMPENSATION

Summary of Executive Compensation

The following table summarizes the compensation earned by the President, Chief Executive Officer and Chairman and Bruker BioSciences’ other executive officers who earned salary and bonus in excess of $100,000 for the year ended December 31, 2005 (the “named executive officers”) for services rendered during 2005, 2004 and 2003.

Summary Compensation Table

		Annual Compensation		Long Term Compensation
Name and Principal Position	Year	Salary	Bonus	Securities Underlying Options (#)	All Other Compensation (1)

Frank H. Laukien (2)	2003	$208,000	$124,800	56,300	$12,000
Chairman, President and Chief	2004	$283,000	$55,000	100,000	$12,300
Executive Officer	2005	$233,750	$150	—	$6,300
William J. Knight (3)	2003	—	—	—	—
Chief Financial Officer and Treasurer	2004	$43,269	$30,000	125,000	—
	2005	$212,884	$150	—	—
Brian P. Monahan (4)	2003	—	—	—	—
Corporate Controller	2004	$88,077	$20,000	7,750	—
	2005	$136,288	$150	—	—

(1)                                  Includes amounts contributed for the benefit of the named executive under Bruker BioSciences’ defined contribution retirement plan.

(2)                                  Dr. Laukien’s salary decreased during the fiscal year 2005 compared to 2004 because the management teams of Bruker BioSciences and Bruker Daltonics took a voluntary pay reduction to help reduce Bruker BioSciences’ expenses for the first 6 months of fiscal 2005. Dr. Laukien elected to reduce his compensation by 20% for the first 6 months of 2005. In addition, Dr. Laukien elected to voluntarily reduce his compensation by 10% for the second half of the fiscal year. In December 2005, all employees of Bruker BioSciences, including the named executive officers, received a $150 holiday bonus. Dr. Laukien’s bonus for the fiscal year ended December 31, 2005 has not been determined by the Compensation Committee at the time of this report. Dr. Laukien’s target bonus for the fiscal year ended December 31, 2005 is $150,000. The formula for determining the amount of Dr. Laukien’s bonus is determined annually by the Compensation Committee and each year his performance and Bruker BioSciences’ performance are measured against pre-established goals. The formula for determining the amount of Dr. Laukien’s bonus for the fiscal year ended December 31, 2005 includes quantitative and qualitative factors including revenue growth, gross profit margin improvement, reaching an earnings per share target of $0.09, reducing inventory DOH (days on hand), gaining market-share, developing the senior operating management teams of Bruker AXS and Bruker Daltonics, implementing a formal review process for Bruker BioSciences’ senior management, qualitatively changing incentive compensation programs throughout Bruker BioSciences, and developing and implementing a three-year strategic plan for Bruker BioSciences.

(3)                                  Mr. Knight joined Bruker BioSciences as its Chief Financial Officer, effective as of October 25, 2004. As previously disclosed, Mr. Knight is to earn a salary of $225,000 per year. However, the management teams of Bruker BioSciences and Bruker Daltonics took a voluntary pay reduction to help reduce Bruker BioSciences’ expenses for the first 6 months of fiscal 2005. Mr. Knight elected to reduce his compensation by 10% for the first 6 months of 2005. In December 2005, all employees of Bruker BioSciences, including the named executive officers, received a $150 holiday bonus. Mr. Knight’s bonus for the fiscal year ended December 31, 2005 has not been determined by the Compensation Committee at the time of this report. Mr. Knight’s target bonus for the fiscal year ended December 31, 2005 is $60,000. The formula for determining the amount of Mr. Knight’s bonus is determined annually by the Compensation Committee and each year his performance and Bruker BioSciences’ performance are measured against pre-established goals. The formula for determining the amount of Mr. Knight’s bonus for the fiscal year ended December 31, 2005 includes quantitative and qualitative factors including revenue growth, gross profit margin improvement, reaching an earnings per share target of $0.09, reducing inventory DOH (days on hand), reducing effective tax rate, elimination of material weakness in internal controls, implementation of Bruker BioSciences’ SAP consolidation, rebuilding the financial team at Bruker Daltonics, implementation of a Bruker Daltonics budget planning process, and timely delivery of board financial packages.

(4)                                  Mr. Monahan joined Bruker BioSciences as its Corporate Controller in April 2004. The management teams of Bruker BioSciences and Bruker Daltonics took a voluntary pay reduction to help reduce Bruker BioSciences’ expenses for the first 6 months of fiscal 2005. Mr. Monahan elected to reduce his compensation by 10% for the first 6 months of 2005. Mr. Monahan earned $20,000 of bonuses during fiscal year 2004, of which $10,000 was paid to him in March 2005. In December 2005, all employees of Bruker BioSciences, including the named executive officers, received a $150 holiday bonus. Mr. Monahan’s bonus for the fiscal year ended December 31, 2005 has not been determined at the time of this report.

Grants of Stock Options

The following table sets forth certain information with respect to individual grants of stock options to the named executive officers during the fiscal year ended December 31, 2005.

2005 Option Grants

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in 2005	Exercise Price	Expiration Date	5%	10%

Frank H. Laukien (1)	—	—	—	—	—	—
William J. Knight (1)	—	—	—	—	—	—
Brian P. Monahan (1)	—	—	—	—	—	—

(1)                                  Executive officer did not receive any option grants during fiscal 2005.

Stock Option Exercises and December 31, 2005 Stock Option Values

Set forth in the table below is information concerning the value of stock options held at December 31, 2005 by the named executive officers of Bruker BioSciences.

Aggregate Option Exercises in Last Fiscal Year and

Option values as of December 31, 2005

Name	Shares Acquired on Exercise	Value Realized	Number Securities Underlying Unexercised Options at December 31, 2005		Value of Unexercised In-the-Money Options at December 31, 2005
			Exercisable	Unexercisable	Exercisable	Unexercisable

Frank H. Laukien	44,100	$63,321.99	239,750	25,000	$9,250	$9,250
William J. Knight	—	—	25,000	100,000	$42,500	$170,000
Brian P. Monahan	—	—	7,750	0	$0	$0

Compensation of Directors

Prior to the merger with former Bruker AXS, Bruker BioSciences paid non-employee directors $10,000 annually for their services to Bruker BioSciences. Subsequent to the closing of the merger of Bruker Daltonics and Bruker AXS on July 1, 2003, each non-employee director’s compensation was increased to $16,000 annually and each non-employee director received an annual stipend of $6,000 or $4,000 for service on the Audit Committee and Compensation Committee, respectively. In 2005, the Compensation Committee approved an increase to the compensation paid to members of the Audit Committee from $6,000 to $12,000 per year of service. In addition, since July 1, 2003, each Committee Chairman for the Audit Committee and the Compensation Committee received an additional annual stipend of $4,000 and $2,000, respectively. In 2005, the Compensation Committee approved an increase to the compensation paid to the Chair of the Audit Committee from $4,000 to $6,000 per year of service.

On July 1, 2003 Bruker BioSciences granted each non-employee director, other than Mr. Stein, options to purchase 10,000 shares of common stock as compensation for serving as a director of the Company. On January 5, 2006, Bruker BioSciences granted each non-employee director, other than Mr. Stein, a grant of either an option to purchase 6,000 shares of common stock or 2,000 shares of restricted common stock.

Employee directors received compensation only as employees of Bruker BioSciences. Directors are reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the board or committees thereof.

William Linton, M. Christopher Canavan, Jr., Taylor Crouch and Daniel Dross are members of the special committee of the board of directors of Bruker BioSciences representing the interests of the stockholders of Bruker BioSciences unaffiliated with the Laukien family in connection with the potential acquisition of Bruker Optics Inc. by Bruker BioSciences. In accordance with the terms of the Compensation and Indemnification Agreement entered into on April 18, 2006 by the members of the special committee and Bruker BioSciences, the Chair of the special committee, William A. Linton, is entitled to an additional $70,000 fee for his services, and each of the remaining members of the special committee is entitled to a $60,000 fee for their services.

Compensation Committee Interlocks and Insider Participation

Messrs. Dross, Kniss and Linton serve as members of the Compensation Committee. Messrs. Dross, Kniss and Linton were not officers or employees of Bruker BioSciences or any of its subsidiaries during fiscal year 2005.

Compensation Committee Report on Executive Compensation (1)

Overview

Bruker BioSciences’ executive compensation program is administered by the Compensation Committee of the board of directors. As of December 31, 2005, the Compensation Committee consisted of Daniel S. Dross, Richard D. Kniss and William A. Linton. Messrs. Dross and Kniss joined the Compensation Committee in July 2003, upon consummation of the merger of Bruker Daltonics and Bruker AXS. Mr. Linton joined the Compensation Committee in February 2000. All three members of the Compensation Committee are independent, as determined in accordance with current Nasdaq National Market listing standards. Pursuant to the authority delegated by the board of directors, the Compensation Committee administers Bruker BioSciences’ stock option plan, determines the chief executive officer’s salary, bonus, and equity-based compensation, oversees the executive compensation program for Bruker BioSciences’ other executive officers and determines the compensation of the chief financial officer, reviews general policy matters relating to the compensation and employee benefits and makes recommendations concerning these matters to the board of directors.

Executive Compensation Philosophy

The objectives of the Compensation Committee in determining executive compensation are to (1) attract and retain qualified executive officers, (2) motivate existing officers to perform, (3) reward corporate performance, (4) align compensation with Bruker BioSciences’ annual and long-term performance goals, (5) enhance profitability of Bruker BioSciences, and (6) maximize stockholder value. The Compensation Committee focuses on Bruker BioSciences’ goal of long-term enhancement of stockholder value by stressing long-term goals and by using stock-based incentive programs with extended vesting schedules. The Compensation Committee believes the use of such incentives to retain and motivate individuals who have developed the skills and expertise required to lead Bruker BioSciences is key to Bruker BioSciences’ success. Compensation is comprised of cash compensation in the form of annual base salary and annual incentive awards as well as long-term incentive compensation in the form of stock options and perquisites.

Executive Compensation

The particular elements of the compensation program are discussed more fully below.

Annual Base Salary. Bruker BioSciences does not currently have an employment agreement with any of its executive officers. The Compensation Committee reviews the annual base salaries for executive officers and considers, in particular, the officers’ levels of responsibility, experience and potential as well as the needs of Bruker BioSciences. Base salaries paid by other companies in Bruker BioSciences’ industry for comparable positions are also considered.

 Annual Cash Incentive Awards. Annual incentive awards in the form of performance-based cash bonuses for the Chief Executive Officer and Bruker BioSciences’ other executive officers is based upon management’s success in meeting Bruker BioSciences’ financial and strategic goals. For the fiscal year ended December 31, 2005, bonuses will be paid to executive officers based on the achievement of certain objectives and on a qualitative assessment of performance.

 Long-Term Incentives. Incentive compensation in the form of stock options is designed to provide long-term incentives to executive officers and other employees, to encourage the executive officers and other employees to remain with Bruker BioSciences and to enable optionees to develop and maintain a long-term stock ownership position in the common stock, which in turn motivates the recipient to focus on long-term enhancement in stockholder value. Bruker BioSciences’ 2000 Stock Plan, administered by the Compensation Committee, is the vehicle for the granting of stock options. Factors reviewed by the Compensation Committee in determining whether to grant options are similar to those considered in determining salaries and bonuses described above. Several other factors, however, including an employee’s individual initiative, achievement and performance are also considered by the Compensation Committee. In making specific grants to executives, the Compensation Committee evaluates each officer’s total equity compensation package. The Compensation Committee generally reviews the option holdings of each of the executive officers including vesting and exercise price and the then current value of such unvested options. The Compensation Committee considers equity compensation to be an integral part of a competitive executive compensation package, a way to reinforce the individual’s commitment to Bruker BioSciences and an important mechanism to align the interests of management with those of Bruker BioSciences’ stockholders.

Perquisites. Bruker BioSciences provides its executive officers with perquisites that the Compensation Committee believes are reasonable, competitive and consistent with Bruker BioSciences’ overall executive compensation program. We believe that our perquisites help us to hire and retain the best leaders. These perquisites include contributions by Bruker BioSciences to a defined contribution retirement plan and a profit sharing plan.

Chief Executive Officer Compensation

The base salary, annual incentive award, long-term incentive compensation and perquisites of Frank H. Laukien, our Chief Executive Officer, were determined, for the year ended December 31, 2005, by the Committee based upon the same factors as those employed by the Committee for executive officers generally. Compensation actions for Mr. Laukien are described below:

Annual Base Salary. Dr. Laukien’s base salary, which is subject to annual review and adjustment by the board of directors of Bruker BioSciences, was $233,750 for the year ended December 31, 2005, a decrease of 17.6% from his base salary of $283,516 during the fiscal year ended December 31, 2004. Dr. Laukien’s salary decreased because the management teams of Bruker BioSciences and Bruker Daltonics took a voluntary pay reduction to help reduce Bruker BioSciences’ expenses for the first 6 months of fiscal 2005. Dr. Laukien elected to reduce his compensation by 20% for the first 6 months of 2005. In addition, Dr. Laukien elected to voluntarily reduce his compensation by 10% for the second half of the fiscal year. This amount is indicated in the “Salary” column of the “Summary Compensation Table” on page 7.

Annual Cash Incentive Awards. Dr. Laukien’s bonus for the fiscal year ended December 31, 2004, was paid in 2005 and was $55,150. His bonus for the fiscal year ended December 31, 2005 has not been determined by the Compensation Committee at the time of this report. The formula for determining the amount of this bonus payment is indicated in a footnote to the “Bonus” column of the “Summary Compensation Table” on page 7.

Long-Term Incentives. During fiscal 2005, Dr. Laukien was not granted any options to purchase shares of common stock. Dr. Laukien, along with many of Bruker BioSciences’ and its subsidiaries’ employees and the directors of Bruker BioSciences, were granted options or shares of restricted stock at the beginning of fiscal 2006. Through his ownership of Company common stock and options to purchase common stock, Dr. Laukien’s pecuniary interests are aligned with those of Bruker BioSciences’ stockholders. This award is indicated in a footnote to the “Security Ownership of Certain Beneficial Owners and Management” table beginning on page 12.

Perquisites. Dr. Laukien is a participant in Bruker BioSciences’ profit sharing and defined contribution retirement plans. The aggregate incremental cost to Bruker BioSciences of providing these personal benefits to Dr. Laukien are listed under the “All Other Compensation” column of the “Summary Compensation Table” on page 7.

Section 162(m) Limitation

Section 162(m) of the U.S. Internal Revenue Code limits the tax deductibility by a corporation of compensation in excess of $1,000,000 paid to the Chief Executive Officer and any other of its four most highly compensated executive officers. However, compensation which qualifies as “performance-based” is excluded from the $1,000,000 limit if, among other requirements, the compensation is payable only upon attainment of pre-established, objective performance goals under a plan approved by stockholders.

The Compensation Committee does not presently expect total cash compensation payable for salaries to exceed the $1,000,000 limit for any individual executive. Having considered the requirements of Section 162(m), the Compensation Committee believes that stock option grants to date meet the requirement that such grants be “performance-based” and are, therefore, exempt from the limitations on deductibility. The Compensation Committee will continue to monitor the compensation levels potentially payable under Bruker BioSciences’ cash compensation programs, but intends to retain the flexibility necessary to provide total cash compensation in line with competitive practice, Bruker BioSciences’ compensation philosophy and Bruker BioSciences’ best interests.

COMPENSATION COMMITTEE

William A. Linton, Chairman

Daniel S. Dross

Richard D. Kniss

(1)                                  The material in this report is not “soliciting material,” is not deemed filed with the SEC, and the report is not to be incorporated by reference in any filing of Bruker BioSciences under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Performance Graph (1)

The graph below shows the cumulative total stockholder return on our common stock over the period from August 4, 2000 (the first trading day of our common stock) to December 31, 2005, as compared with that of the Nasdaq Stock Market Index and the Nasdaq Stocks in the standard industry classification 38, based on an initial investment of $100 in each on August 4, 2000. Total stockholder return is measured by dividing share price change plus dividends, if any, for each period by the share price at the beginning of the respective period and assumes reinvestment of dividends. During fiscal year 2005, Bruker BioSciences paid no dividends. Bruker BioSciences’ stock price performance shown in the following graph is not indicative of future stock price performance.

(1)                                  The material in this graph is not “soliciting material,” is not deemed filed with the SEC, and the graph is not to be incorporated by reference in any filing of Bruker BioSciences under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Comparison of Five-Year Cumulative Total Returns
Performance Graph for
Bruker BioSciences Corporation

Produced on 02/28/2006 including data to 12/30/2005

$130
$120
$110
$100
$90
$80
$70
$60
$50
$40
$30
$20
$10
127.0
91.1
20.6
12/29/2000
12/31/2001
12/31/2002
12/31/2003
12/31/2004
12/30/2005

Legend

Symbol	CRSP Total Returns Index for:	12/2000	12/2001	12/2002	12/2003	12/2004	12/2005
——— ■	Bruker BioSciences Corporation	100.0	69.4	20.6	19.3	17.1	20.6
— — ★	Nasdaq Stock Market (US Companies)	100.0	79.3	54.8	82.0	89.2	91.1
- - - ▲	NASDAQ Stocks (SIC 3800-3899 US Companies) Measuring instruments; photo, med & optical goods;timepieces	100.0	101.0	72.9	112.5	123.1	127.0

Notes:

A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B. The indexes are reweighted daily, using the market capitalization on the previous trading day.
C. If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
D. The index level for all series was set to $100.0 on 12/29/2000.

Prepared by CRSP (www.crsp.uchicago.edu), Center for Research in Security Prices, Graduate School of Business, The University of Chicago. Used with permission. All rights reserved.

©Copyright 2006

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of the common stock as of April 28, 2006 (i) by each person who is known by Bruker BioSciences to own beneficially more than 5% of the common stock, (ii) by each of Bruker BioSciences’ directors, (iii) by each named executive officer of Bruker BioSciences, as defined in “Summary of Executive Compensation,” and (iv) by all directors and executive officers who served as directors or named executive officers at April 28, 2006 as a group. Unless otherwise noted, the address of each beneficial owner is c/o Bruker BioSciences Corporation, 40 Manning Road, Billerica, Massachusetts 01821. This table indicates the alignment of the named individuals’ financial interests with the interests of Bruker BioSciences’ stockholders because the value of their holdings will increase or decrease in line with the price of Bruker BioSciences’ stock.

Beneficial Owners	Amount and Nature of Beneficial Ownership (1)	Percent of Class

Directors and Officers
Frank H. Laukien (2)	15,082,072	16.7%
William J. Knight (3)	83,350	*
Brian P. Monahan (4)	12,750	*
Jörg C. Laukien Uhlandstrasse 10 D-76275 Ettlingen-Bruchhausen Germany	8,428,778	9.4%
M. Christopher Canavan, Jr. (5) 73 Brook Street Wellesley, Massachusetts 02482	23,150	*
Collin J. D’Silva (6) c/o Transgenomic, Inc. 2032 Concourse Drive San Jose, CA 95131	22,250	*
William A. Linton (7) c/o Promega Corporation 2800 Woods Hollow Road Madison, Wisconsin 53711	22,250	*
Richard M. Stein (8) c/o Nixon Peabody LLP 100 Summer Street Boston, Massachusetts 02110	13,599	*
Bernhard Wangler (9) Kriegsstr. 133 76135 Karlsruhe, Germany	20,750	*
Richard Kniss (10) 1985 Cowper Street Palo Alto, California 94301	46,776	*
Taylor J. Crouch (11) c/o Discovery Partners International, Inc. 9640 Towne Centre Drive San Diego, California 92121	27,750	*
Daniel S. Dross (12) 4433 McFarlin Boulevard Dallas, Texas 75205	15,150	*
All executive officers and directors as a group (10 persons)	23,798,625	26.4%

5% Beneficial Owners	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Dirk D. Laukien (13) 2634 Crescent Ridge Drive The Woodlands, Texas 77381	11,083,910	12.3%
Isolde Laukien Silberstreifen 8 D-76287 Rheinstetten Germany	8,393,777	9.3%
Marc M. Laukien 809 Harbour Isles Court N. Palm Beach, Florida 33410	9,363,482	10.4%
Royce & Associates, LLC (14) 1414 Avenue of the Americas New York, NY 10019	8,586,900	9.5%

*                                         Less than one percent

(1)                                  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable, or become exercisable within 60 days from the date hereof, are deemed outstanding. However, such shares are not deemed outstanding for purposes of computing the percentage ownership of any other person. Percentage ownership is based on 90,074,303 shares of common stock outstanding as of April 28, 2006.

(2)                                  Includes options to purchase 264,750 shares of common stock that are currently exercisable, or become exercisable within 60 days of the date hereof and 33,250 shares of restricted common stock. Also includes 985,094 shares owned by Robyn Laukien as to which Dr. Laukien has voting power.

(3)                                  Includes options to purchase shares 25,000 of common stock that are currently exercisable, or become exercisable within 60 days of the date hereof and 8,350 shares of restricted common stock.

(4)                                  Includes options to purchase 7,750 shares of common stock that are currently exercisable, or become exercisable within 60 days of the date hereof and 5,000 shares of restricted common stock.

(5)                                  Includes options to purchase 20,250 shares of common stock that are currently exercisable, or become exercisable within 60 days of the date hereof and 2,000 shares of restricted common stock.

(6)                                  Includes options to purchase 20,250 shares of common stock that are currently exercisable, or become exercisable within 60 days of the date hereof and 2,000 shares of restricted common stock.

(7)                                  Includes options to purchase 20,250 shares of common stock that are currently exercisable, or become exercisable within 60 days of the date hereof and 2,000 shares of restricted common stock.

(8)                                  Includes options to purchase 10,250 shares of common stock that are currently exercisable, or become exercisable within 60 days of the date hereof, of which options to purchase 2,500 shares of common stock are held by Nixon Peabody LLP, the law firm at which Mr. Stein is a partner.

(9)                                  Includes options to purchase 20,750 shares of common stock that are currently exercisable, or become exercisable within 60 days of the date hereof.

(10)                            Includes options to purchase 25,750 shares of common stock that are currently exercisable, or become exercisable within 60 days of the date hereof and 2,000 shares of restricted common stock.

 (11)                         Includes options to purchase 25,750 shares of common stock that are currently exercisable, or become exercisable within 60 days of the date hereof and 2,000 shares of restricted common stock.

(12)                            Includes options to purchase 13,150 shares of common stock that are currently exercisable, or become exercisable within 60 days of the date hereof and 2,000 shares of restricted common stock.

(13)                            Includes 36,300 shares of common stock held by the Dirk D. Laukien Trust for Leah Laukien, dated June 1, 2000.

(14)                            Royce & Associates, LLC (“Royce”), a registered investment advisor, is deemed to have beneficial ownership of 8,586,900 shares, all of which shares are owned by investment companies and their investment vehicles for which Royce  serves as investment advisor and investment manager. Royce disclaims beneficial ownership of all such shares.

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

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Affiliation and Stockholders

Bruker BioSciences is affiliated with Bruker Physik AG, Bruker BioSpin Invest AG, Techneon AG, Bruker BioSpin Inc., Bruker Optics Inc. and their respective subsidiaries, collectively referred to as the Bruker affiliated companies, through common control at the stockholder level, as its five largest stockholders are the controlling stockholders of these entities. Bruker BioSciences’ five largest stockholders are Frank H. Laukien, Dirk D. Laukien, Isolde Laukien, Jörg C. Laukien and Marc M. Laukien. Isolde Laukien is the mother of Dirk and Marc Laukien. Jörg, Frank, Dirk and Marc are brothers or half-brothers.

Frank H. Laukien, Ph.D., the Chairman, President and Chief Executive Officer of Bruker BioSciences was also Executive Chairman of the board of directors of the former Bruker AXS, is a director and President of Bruker BioSpin Inc., and is Co-CEO of the worldwide Bruker BioSpin group of companies. Dr. Laukien is also a director of Bruker BioSpin Canada Ltd. and Bruker BioSpin Netherlands B.V., which are Bruker affiliated companies. Additionally, Dr. Laukien beneficially owns directly or indirectly more than 10% of the stock of each of the Bruker affiliated companies.

Joerg C. Laukien, a director of Bruker BioSciences, is a director and President of Bruker BioSpin MRI, Inc., President of Bruker BioSpin MRI GmbH, President of Bruker Elektronic GmbH, a director of Bruker BioSpin Inc, a director of Bruker BioSpin SA, a director of Bruker BioSpin s.r.l., and a director of Techneon AG.  Additionally, Jörg Laukien beneficially owns directly or indirectly more than 10% of the stock of each of the Bruker affiliated companies.

Dirk D. Laukien, Chairman, President, Chief Executive Officer and Treasurer of Bruker Optics Inc. is also a Senior Vice President and director of Bruker BioSpin Inc., each a Bruker affiliated company. Dirk Laukien is also a director of various Bruker affiliated companies. Additionally, Dirk Laukien owns directly or indirectly more than 10% of the stock of each of the Bruker affiliated companies.

Marc Laukien owns directly or indirectly more than 10% of the stock of each of the Bruker affiliated companies.

Richard M. Stein, a director of Bruker BioSciences, is a partner of Nixon Peabody LLP, a law firm which, together with its predecessor Hutchins, Wheeler & Dittmar, has been retained by Bruker BioSciences for over five years. Mr. Stein has also served as the secretary for each of Bruker BioSciences, the former Bruker AXS and Bruker Optics.

Taylor J. Crouch, a director of Bruker BioSciences, was the President and Chief Operating Officer of Discovery Partners International, Inc. (“DPI”) until his departure from DPI in January of 2005. In 2003 Bruker AXS entered into a distribution agreement with DPI whereby Bruker BioSciences distributed DPI’s Crystal Farm line of protein crystallography products. In 2003, 2004 and 2005 the total payments under the agreement were less than 5% of DPI’s consolidated gross revenue for the relevant year and each of the three preceding fiscal years.

William Linton, M. Christopher Canavan, Jr., Taylor Crouch and Daniel Dross are members of the special committee of the board of directors of Bruker BioSciences representing the interests of the stockholders of Bruker BioSciences unaffiliated with the Laukien family in connection with the potential acquisition of Bruker Optics Inc. by Bruker BioSciences. In accordance with the terms of the Compensation and Indemnification Agreement entered into on April 18, 2006 by the members of the special committee and Bruker BioSciences, the Chair of the special committee, William A. Linton, is entitled to an additional $70,000 fee for his services, and each of the remaining members of the special committee is entitled to a $60,000 fee for their services.

Sharing Agreement

Bruker BioSciences entered into a sharing agreement, dated as of February 28, 2000, with each of Bruker Optics Inc., Bruker Physik AG, Techneon AG, SBI Holding AG, Rhena Invest AG, Bruker Spectrospin SA, Bruker Analytik GmbH, Bruker Electronik GmbH, Bruker BioSpin Corporation, Bruker AG, Bruker SA, and Bruker Medical AG, all Bruker affiliated companies. The Sharing Agreement provides for the sharing of specified intellectual property rights, services, facilities and other related items among the parties to the agreement. The following description of the Sharing Agreement is a summary and is qualified in its entirety by the provisions of the

Sharing Agreement.

Name

Pursuant to the terms of the Sharing Agreement, Bruker Analytik and Bruker Physik have granted to the other parties to the Sharing Agreement a perpetual, irrevocable, non-exclusive, royalty-free, non-transferable right and license to use the name “Bruker” in connection with the conduct and operation of their respective businesses, provided that the parties do not materially interfere with any other party’s use of the name, do not take any action which would materially detract from the goodwill associated with the name and do not take any action which would cause a lien to be placed on the name or the parties’ license rights. This license automatically becomes null and void with respect to a party if that party files, or has filed against it, a petition in bankruptcy, fails to comply with the relevant terms of the Sharing Agreement or suffers a major loss of its reputation in its industry or the marketplace.

Intellectual Property

The parties to the Sharing Agreement also generally share technology and other intellectual property rights, as they existed on or prior to February 28, 2000, subject to the terms of the Sharing Agreement. In addition, under the Sharing Agreement each party has agreed to negotiate with any other party who wishes to obtain an agreement permitting such party to make a broader use of the first party’s intellectual property that was in effect on or prior to February 28, 2000. However, no party has any obligation to enter into these agreements. Bruker BioSciences has a written agreement in place with Bruker Optik GmbH defining the use, royalties and terms and conditions of the use of various technology and related intellectual property.

Distribution

In various countries in which either Bruker BioSciences does not have its own distribution network, Bruker BioSciences shares in the worldwide distribution network of Bruker affiliated companies. The Sharing Agreement provides for the use of common distribution channels by the parties to the agreement. The Sharing Agreement states that the terms and conditions of sale and the transfer pricing for any shared distribution will be on an arm’s length basis as would be utilized in typical transaction with a person or entity not a party to the agreement. The Sharing Agreement also states that no common sales channel may have any exclusivity in any country or geographic area.

Services

Bruker BioSciences also shares various general and administrative expenses for items such as umbrella insurance policies, retirement plans, accounting services and leases, with various Bruker affiliated companies. The Sharing Agreement provides that these services are charged among the Bruker affiliated companies at arm’s length conditions and pricing, according to individual Sub-Sharing Agreements. In 2005, various Bruker affiliated companies provided administrative and other services (including office space) to Bruker BioSciences at a cost of approximately $1.4 million.

Purchases and Sales

Bruker BioSciences purchases subunits or components, including some components used in its NBC (nuclear, biological and chemical) detection products, miscellaneous electronics boards used in Fourier transform mass spectrometers, sheet metal cabinets and some of the superconducting magnets used for Fourier transform mass spectrometers, and a low-temperature attachment for certain x-ray systems, from various Bruker affiliated companies, at arm’s length commercial conditions and pricing. In 2005, Bruker BioSciences purchased components from its affiliates for approximately $9.9 million.

Under the Sharing Agreement, the Bruker affiliated companies who supply certain of these subunits or components have agreed to continue to do so for at least seven years and to provide spare parts for at least 12 years from the date of the Sharing Agreement, at the terms and conditions and prices in effect on the date of the Sharing Agreement, which may be increased annually in an amount proportional to annual increases in the Consumer Price Index. The Sharing Agreement states that the terms and conditions of purchases of subunits and components shall be at reasonable arm’s length terms and conditions and that pricing shall be competitive. In 2005, Bruker BioSciences’ purchases from Bruker affiliated companies were approximately 3% of revenues.

Bruker BioSciences supplies system products and individual licenses to its HyStar software package to Bruker affiliated companies at what Bruker BioSciences believes to be commercially reasonable arm’s length conditions and pricing. As part of the Sharing Agreement, Bruker BioSciences guarantees a continued supply of the HyStar software package (or its successor) for at least seven years.

Bruker BioSciences may, from time to time, distribute the products of other Bruker affiliated companies as part of customer orders.

Bruker BioSciences supplies a variety of products to Bruker affiliated companies for resale at what Bruker BioSciences believes to be commercially reasonable arm’s length conditions and pricing. For the year ended December 31, 2005, Bruker BioSciences sold products to Bruker affiliated companies in the amount of $12.1 million. However, these sales were primarily for resale of certain products by Bruker affiliated entities as described above. Bruker BioSciences believes that less than 10% of future sales will be through Bruker affiliated companies.

Additional Agreements, Collaborations and Sales

Bruker BioSciences recognized sales to affiliated entities of approximately $12.1 million in 2005, and purchases from affiliated entities of approximately $9.9 million in 2005.

Bruker BioSciences is a party to certain collaborations with various affiliates, including:

•                                          Collaboration with Bruker Optics in connection with Bruker BioSciences’ RAPID/HAWK chemical agent stand-off detectors;

•                                          Collaboration with Bruker BioSpin in connection with Bruker BioSciences’ Proteomics RIMS research software environment; and

•                                          Collaboration with Bruker BioSpin in connection with Bruker BioSciences’ Metabolic Profiler system.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditors’ Fees

Fees billed to Bruker BioSciences by its independent auditors for fiscal years 2004 and 2005, all of which were approved by the Audit Committee, were comprised of the following:

Audit Fees. Ernst & Young LLP’s fee for its audit of Bruker BioSciences’ annual financial statements, its review of the financial statements included in Bruker BioSciences’ quarterly reports on Form 10-Q, audits of statutory filings, comfort letter procedures and review of other regulatory filings for 2004 and 2005 were $2,113,015 and $2,117,000, respectively.

Audit Related Fees. No fees were billed to Bruker BioSciences for audit related services in 2004. Ernst & Young LLP billed Bruker BioSciences a total of $3,000 in 2005 for audit related services.

Tax Fees. Ernst & Young LLP fees for tax services provided to Bruker BioSciences, including tax compliance, tax advice and planning, totaled $9,212 in 2004 and $42,000 in 2005.

All Other Fees. No other fees were billed to Bruker BioSciences by Ernst & Young LLP in 2004 or 2005 for “other services.”

Pre-approval Policies and Procedures

The Audit Committee reviews and approves in advance any audit and permitted non-audit services to be provided to Bruker BioSciences by Bruker BioSciences’ independent auditors. The Audit Committee has the sole authority to make these approvals although such approval may be delegated to any Audit Committee member so long as the approval is presented to the full Audit Committee at a later time.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8-K

(a)   Financial Statements and Schedules

(1)   Financial Statements

The following consolidated financial statements of Bruker BioSciences Corporation are included in Part II, Item 8. “Financial Statements and Supplementary Data” of Form 10-K for 2005, filed on March 14, 2006

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (loss) for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Notes to Financial Statements

(2)   Financial Statement Schedules

Schedules filed on March 14, 2005 with Form 10-K  for 2005:

Report of Independent Registered Public Accounting Firm

Schedule II—Valuation and Qualifying Accounts

(3)   Exhibits

See (b) below.

(b)     List of Exhibits

Exhibit No.	Title
2.1	Share Transfer Deed dated as of August 13, 2005(8)
+2.2	Purchase and Transfer Agreement for Shares in Röntec AG dated October 10, 2005 between Bruker AXS GmbH and the Sellers as defined therein(9)
+2.3	Asset Purchase Agreement dated October 21, 2005 between Bruker AXS Inc., Princeton Gamma-Tech Instruments, Inc., Princeton Gamma-Tech (UK), Ltd., Finn-Partners, Inc. and Third Letter Corporation(9)
2.4	Stock Purchase Agreement, dated April 17, 2006, by and among the Company, Bruker Optics Inc. and the stockholders of Bruker Optics Inc. (11)
3.1	Amended and Restated Certificate of Incorporation of the Registrant(1)
3.2	Amended and Restated Bylaws of the Registrant(1)
4.1	Specimen stock certificate representing shares of common stock of the Registrant(1)
4.2	Specimen stock certificate representing shares of common stock of the Registrant(5)
10.1	Amended and Restated 2000 Stock Option Plan(4)
10.2	Sharing Agreement dated as of February 28, 2000 among the Registrant and 13 affiliates of the Registrant(1)
+10.3	License Agreement dated August 10, 1998 between the Registrant and Indiana University’s Advanced Research & Technology Institute(1)
+10.4	ITMS Collaboration Agreement by and between Hewlett-Packard, the Registrant and Bruker Daltonik GmbH, dated April 28, 1999(1)
+10.5	Collaboration Agreement dated December 4, 1997 between Bruker-Franzen Analytik GmbH and Sequenom Instruments GmbH(1)
+10.6	Agreement by and between the Bruker Daltonik GmbH, Bruker Saxonia Analytik GmbH and Bruker Optik GmbH dated March 31, 2000(1)
+10.10	Supply Agreement dated March 30, 1998 between the Registrant and Fairchild Imaging Inc., formerly known as Lockheed Martin Fairchild Systems(3)
+10.11	Supply Agreement dated October 1, 1998 between Bruker AXS GmbH and GKSS Forschungszentrum Geesthacht GmbH, as amended(3)
+10.12	Development Agreement dated July 31, 1997 between Bruker AXS GmbH and Siemens Aktiengesellschaft Berlin und Munchen Bereich Medizinische Technik(3)
+10.13	Development Agreement (Agreement 99.06) dated May 5, 1999 between Bruker AXS GmbH and Baltic Scientific Instruments(3)
+10.14	Development Agreement (Agreement 99.10) dated October 7, 1999 between Bruker AXS GmbH and Baltic Scientific Instruments(3)
+10.19	Agreement on Development, Supply and Marketing dated August 2, 2001 between Bruker AXS GmbH and Siemens

Medical Solutions Rontgenwerk Rudolstadt(3)
10.21	Lease for Office Space in Delft, The Netherlands dated October 12, 2001 between Bruker Nonius B.V. and Van Haaren Beheer B.V.(3)
+10.22	Memorandum of Agreement for Strategic Collaboration dated October 16, 2001 between the Registrant and Fairchild Imaging, Inc.(3)
10.25	Employment Offer Letter dated as of September 27, 2004 from Bruker BioSciences Corporation to William J. Knight(6)
10.26	Company’s form of Incentive Stock Option Agreement(6)
+10.27	Amendment to ITMS Collaboration Agreement and OEM Agreement between Agilent Technologies, Inc. and the Registrant, effective February 25, 2005(7)
10.28	Company’s form of Restricted Stock Agreement(12)
10.29	Compensation and Indemnification Agreement, dated April 18, 2006, by and among the Company, William A. Linton, M. Christopher Canavan, Jr., Taylor J. Crouch and Daniel S. Dross. (11)
21.1	Subsidiaries of the Registrant(10)
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm(10)
24.1	Power of attorney (10)
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(12)
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(12)
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(13)
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(13)

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

(10) Incorporated by reference from our annual report on Form 10-K for the period ended December 31, 2005.

(11) Incorporated by reference from our current report on Form 8-K dated April 17, 2006 and filed with the Securities and Exchange Commission on April 18, 2006.

(12) Filed herewith.

(13) Furnished herewith.

+ Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUKER BIOSCIENCES CORPORATION

Date: May 1, 2006	By:	/s/ FRANK H. LAUKIEN, PH.D.

Name: Frank H. Laukien, Ph.D. Title:President, Chief Executive Officer and Chairman

BRUKER BIOSCIENCES CORPORATION ANNUAL REPORT ON FORM 10-K/A TABLE OF CONTENTS

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8-K

SIGNATURES