Form 10-Q
period 2006-03-31
BRUKER BIOSCIENCES CORP
filed 2006-05-10
CIK 1109354

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Indicate by checkmark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐  No ☒

As of May 8, 2006, there were 90,074,933 shares of the Registrant’s common stock outstanding.

Bruker BioSciences Corporation
Form 10-Q
For the Quarter Ended March 31, 2006
Index

PART I   FINANCIAL INFORMATION

ITEM 1:                   Financial Statements

Bruker BioSciences Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share data)

	March 31.	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash, cash equivalents	$66,700	$53,159
Short-term investments	29,271	46,419
Accounts receivable, net	55,579	53,744
Due from affiliated companies	2,983	4,860
Inventories	101,569	96,333
Other current assets	14,010	11,094
Total current assets	270,112	265,609
Property, plant and equipment, net	72,817	72,336
Intangibles and other assets	27,051	22,942
Total assets	$369,980	$360,887

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$9,466	$8,002
Accounts payable	16,126	14,118
Due to affiliated companies	3,281	3,857
Customer advances	26,320	29,232
Other current liabilities	59,293	56,319
Total current liabilities	114,486	111,528
Long-term debt	21,372	21,423
Other long-term liabilities	21,748	20,134
Commitments and contingencies (Note 12)
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued or outstanding at March 31, 2006 or December 31, 2005	—	—
Common stock, $0.01 par value, 150,000,000 shares authorized, 90,074,366 and 89,803,836 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	901	898
Other stockholders’ equity	211,473	206,904
Total shareholders’ equity	212,374	207,802
Total liabilities and shareholders’ equity	$369,980	$360,887

See the accompanying notes to financial statements.

Bruker BioSciences Corporation
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Product revenue	$64,957	$66,824
Service revenue	8,809	7,755
Other revenue	644	332
Total revenue	74,410	74,911
Cost of product revenue	36,242	38,265
Cost of service revenue	5,221	5,267
Total cost of revenue	41,463	43,532
Gross profit	32,947	31,379
Operating expenses:
Sales and marketing	13,972	12,152
General and administrative	5,616	5,668
Research and development	10,374	11,020
Acquisition related charges	1,176	—
Total operating expenses	31,138	28,840
Operating income	1,809	2,539
Interest and other income (expense), net	663	(130)
Income before income tax provision and minority interest in consolidated subsidiaries	2,472	2,409
Income tax provision	1,648	1,925
Income before minority interest in consolidated subsidiaries	824	484
Minority interest in consolidated subsidiaries	48	67
Net income	$776	$417
Net income per common share - basic and diluted	$0.01	$0.00
Weighted average common shares outstanding:
Basic	90,028	89,471
Diluted	90,322	89,581

See the accompanying notes to financial statements.

Bruker BioSciences Corporation
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Operating activities:
Net cash (used in) provided by operating activities	$(1,675)	$5,189
Investing activities:
Purchases of property and equipment	(1,089)	(551)
Redemption of short-term investments	17,159	2,670
Acquisitions, net of cash acquired	(2,701)	—
Changes in restricted cash	(35)	(83)
Net cash provided by investing activities	13,334	2,036
Financing activities:
Proceeds from short-term borrowings, net	1,459	4,710
Repayments of long-term debt, net	(218)	(594)
Proceeds from issuance of common stock	9	1
Net cash provided by financing activities	1,250	4,117
Effect of exchange rate changes on cash	632	(1,634)
Net change in cash and cash equivalents	13,541	9,708
Cash and cash equivalents at beginning of period	53,159	32,547
Cash and cash equivalents at end of period	$66,700	$42,255

See the accompanying notes to financial statements.

Bruker BioSciences Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Description of Business and Basis of Presentation

Bruker BioSciences Corporation and its wholly-owned subsidiaries (the “Company”) design, manufacture, service and market proprietary life science and materials research systems based on mass spectrometry core technology platforms and X-ray technologies. The Company also sells a broad range of field analytical systems for chemical, biological, radiological and nuclear (CBRN) detection. The Company maintains major technical centers in Europe, North America and Japan and sales offices throughout the world. The Company’s diverse customer base includes pharmaceutical, biotechnology and proteomics companies, academic institutions, advanced materials and semiconductor industries and government agencies.

The financial statements represent the consolidated accounts of Bruker BioSciences Corporation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements as of and for the three months ended March 31, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X. The December 31, 2005 balance sheet is the balance sheet included in the audited financial statements as presented in the Company’s 2005 Annual Report on Form 10-K. Accordingly, the financial information presented herein does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

The Company reports financial results on the basis of the following two business segments:

1.               Bruker Daltonics is a leading developer and provider of innovative life science tools based on mass spectrometry and also develops and provides a broad range of field analytical systems for CBRN detection.

2.               Bruker AXS is a leading developer and provider of life science and advanced materials research tools for advanced X-ray instrumentation used in non-destructive molecular and elemental analysis in academic, research and industrial applications.

      For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

2. Acquisition

On January 17, 2006, the Company acquired Socabim SAS, a privately-held company focused on advanced X-ray analysis software for materials research based in Paris, France. The initial aggregate purchase price of approximately $8.8 million was paid through the issuance of 267,302 restricted shares of common stock of the Company to Socabim’s two largest shareholders, which had an aggregate value of approximately $1.3 million as of the date of issuance, and an aggregate of $7.5 million was paid to all of the Socabim selling shareholders from cash on hand. Additional consideration, in the amount of approximately $1.5 million in total, may be paid through 2009 based on the future performance of Socabim. Prior to the acquisition, the Company licensed from Socabim software that is used in certain Bruker AXS systems. Bruker AXS was Socabim’s principal customer before the acquisition which required the Company to evaluate the preexisting relationship with Socabim in accordance with Emerging Issues Task Force No. 04-1, “Accounting for Preexisting Relationships between the Parties to a Business Combination.”  EITF 04-1 requires an analysis to be performed to determine whether there has been an effective settlement of a preexisting executory contract that was either favorable or unfavorable to the acquirer. To the extent there was an executory contract that was either favorable or unfavorable to the acquirer, a gain or loss is recognized. Management determined there was no settlement of a preexisting executory contract in the acquisition of Socabim, and accordingly, no gain or loss was recognized. The results of Socabim have been included in the Bruker AXS segment from the date of acquisition. Pro forma information to reflect the Socabim acquisition has not been presented as the impact on revenues and net income and net income per common share would not have been material.

3. Equity-Based Compensation

In 2000, the Board of Directors adopted and the stockholders approved the 2000 Stock Option Plan. The 2000 Stock Option Plan provides for the issuance of up to 2,200,000 shares of common stock in connection with awards under the Plan. The 2000 Stock Option Plan allows a committee of the Board of Directors (the “Committee”) to grant incentive stock options, non-qualified stock options, stock appreciation rights and stock awards (including the use of restricted stock and phantom shares). The Committee has the authority to determine which employees will receive the awards, the amount of the awards and other terms and conditions of the award. Awards granted by the Committee typically vest over a period of three-to-five years.

        On July 1, 2003, the Board of Directors adopted the stockholders approval to amend and restate the 2000 Stock Option Plan to change the plan name and increase the number of shares available for issuance. The name of the amended plan is Bruker BioSciences Corporation Amended and Restated 2000 Stock Option Plan (the “Plan”). The amendment also registered 4,132,000 additional shares of common stock of Bruker BioSciences Corporation issuable pursuant to the Company’s Plan originally adopted in 2000. The total number of shares issuable under the Plan is 6,320,000, all of which have been registered on Form S-8 (Reg. No. 333-47836 and 333-107924).

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. This standard revised the measurement, valuation and recognition of financial accounting and reporting standards for equity-based compensation plans contained in SFAS No. 123, Accounting for Stock Based Compensation. The new standard requires companies to expense the value of employee stock options and similar equity-based compensation awards based on fair value recognition provisions determined on the date of grant.

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard on January 1, 2006, the effective date of the standard for the Company. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The Company will continue to include tabular, pro forma disclosures in accordance with SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, for all periods prior to January 1, 2006.

On March 31, 2006, the Company’s primary types of share-based compensation were stock options and restricted stock. The Company recorded stock-based compensation expense for the three months ended March 31, 2006 as follows (in thousands):

Stock options	$217
Restricted stock	37
Total stock-based compensation, pre-tax	254
Tax benefit	—
Total stock-based compensation, net of tax	$254

Restricted Stock

Restricted shares of the Company’s common stock are periodically awarded to executive officers and certain key employees of the Company subject to a service restriction which expires ratably over a period of five years. The restricted shares of common stock may not be sold or transferred during the restriction period. Restricted stock compensation is recorded based on the stock price on the grant date and charged to expense ratably through the restriction period. The following table summarizes information about restricted stock activity during the three months ended March 31, 2006:

Weighted
	Shares	Average
	Subject to	Grant Date
	Restriction	Fair Value
Outstanding at December 31, 2005	—	$—
Granted	120,950	5.00
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2006	120,950	$5.00

Unrecognized pretax expense of $0.7 million related to restricted stock awards is expected to be recognized over the weighted average remaining service period of 4.75 years for awards outstanding at March 31, 2006.

Stock Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model. Volatility and expected term assumptions are based on the Company’s historical experience. The risk-free interest rate is based on a U.S. treasury note with a maturity similar to the option award’s expected life. The assumptions for volatility, expected life, dividend yield and risk-free interest rate are presented in the table below:

2006
Risk-free interest rate	3.80%
Expected life of option	5 years
Volatility	105.0%
Expected dividend yield	0%

All stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. A summary of option activity for the first quarter of 2006 follows:

			Weighted
		Weighted	Average	Aggregate
	Shares	Average	Remaining	Intrinsic
	Subject to	Option	Contractual	Value
	Options	Price	Term (Yrs)	($’s in 000’s)
Outstanding at December 31, 2005	3,576,868	$6.43
Granted	305,750	4.98
Exercised	(3,228)	2.79
Forfeited	(164,915)	6.60
Outstanding at March 31, 2006	3,714,475	$6.10	5.6	$2,557
Exercisable at March 31, 2006	3,015,868	$6.80	5.3	$1,678

The following table summarizes information about stock options outstanding and exercisable at March 31, 2006:

	Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted	Aggregate		Weighted	Aggregate
		Remaining	Average	Intrinsic		Average	Intrinsic
Range of	Number	Contractual	Exercise	Value	Number	Exercise	Value
Exercise Prices	Outstanding	Term (Yrs)	Price	($’s in 000’s)	Exercisable	Price	($’s in 000’s)
$2.12 to $4.00	898,316	5.5	$3.20	$1,978	543,747	$3.08	$1,264
$4.01 to $6.00	1,673,845	5.9	5.08	579	1,329,807	5.12	414
$6.01 to $10.00	531,715	5.0	6.69	—	531,715	6.69	—
$10.01 to $13.00	231,849	5.9	11.05	—	231,849	11.05	—
$13.01 and above	378,750	5.0	15.63	—	378,750	15.63	—
	3,714,475	5.6	$6.30	$2,557	3,015,868	$6.80	$1,678

The intrinsic values above are based on the Company’s closing stock price of $5.40 on March 31, 2006. The weighted-average grant-date fair value of options granted during the first quarter of 2006 was $3.34. Unrecognized pretax expense of $2.2 million related to stock options is expected to be recognized over the weighted average remaining service period of 6.8 years for awards outstanding at March 31, 2006.

Prior Year Equity Compensation Expense

Prior to January 1, 2006, the Company applied the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock options. The exercise price of each option issued under the Plan equaled the closing market price of the Company’s stock on the date of grant and, therefore, the Company took no charges to the statement of operations with respect to options prior to January 1, 2006. The following table illustrates the effect on net income (loss) and net income (loss) per common share in the first quarter of 2005 had the Company applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, to equity-based compensation (in thousands, except per-share data):

Three months ended
March 31, 2005
Net income, as reported	$417
Deduct:
Total stock-based compensation expense deteremined using fair value based method for all awards	(638)
Net loss, pro forma	$(221)
Net income (loss) per common share:
Basic and diluted, as reported	$0.00
Basic and diluted, pro forma	$0.00

The fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	3.83%
Expected life	5 years
Volatility	69.7%
Expected dividend yield	0%

4. Inventories

Inventories consisted of the following as of March 31, 2006 and December 31, 2005 (in thousands):

	March 31,	December 31,
	2006	2005
Raw materials	$26,108	$26,270
Work-in process	31,638	29,508
Demonstration units	12,857	16,768
Finished goods	30,966	23,787
Total inventories	$101,569	$96,333

5. Goodwill and Other Intangible Assets

The following is a summary of other intangible assets subject to amortization as of March 31, 2006 and December 31, 2005 (in thousands):

			March 31, 2006			December 31, 2005
	Useful	Gross		Net	Gross		Net
	Lives	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	in Years	Amount	Amortization	Amount	Amount	Amortization	Amount
Existing technology and related patents	4	$1,965	$(1,045)	$920	$2,095	$(950)	$1,145
Customer relationships	5	310	(172)	138	310	(156)	154
Trade names	10	310	(84)	226	310	(76)	234
Total amortizable intangible assets		$2,585	$(1,301)	$1,284	$2,715	$(1,182)	$1,533

For the three months ended March 31, 2006 and 2005, the Company recorded amortization expense of approximately $0.1 million and $0.1 million, respectively, related to other amortizable intangible assets.

The estimated future amortization expense related to other amortizable intangible assets is as follows (in thousands):

For the year ending December 31,	(in thousands)
2006 (a)	$465
2007	392
2008	174
2009	142
2010	31
Thereafter	80
Total	$1,284

(a)  Amount represents estimated amortization expense for the remaining nine months ending December 31, 2006.

The carrying amount of goodwill as of March 31, 2006 and December 31, 2005 was $21.5 million and $17.5 million, respectively, and is included in the Bruker AXS segment. The Company performs its annual test for indications of impairment as of December 31st each year. The Company completed its annual test for impairment as of December 31, 2005 and determined that goodwill was not impaired at that time.

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

Changes in the Company’s accrued warranty liability during the three months ended March 31, 2006 were as follows (in thousands):

Warranty accrual at December 31, 2005	$7,489
Accruals for warranties issued during the period	2,139
Settlements of warranty claims	(1,730)
Foreign currency impact	151
Warranty accrual at March 31, 2006	$8,049

7. Provision for Income Taxes

For the three months ended March 31, 2006, the Company recorded an income tax provision of $1.6 million compared with an income tax provision of $1.9 million for the three months ended March 31, 2005. In the United States, any income tax provision or benefit is currently recorded as an adjustment to the valuation allowance until sufficient positive evidence exists to support the reversal of a full valuation allowance.

8. Employee Benefit Plans

The Company has a defined benefit retirement plan that covers substantially all employees of the Bruker AXS German subsidiary who were employed as of September 30, 1997. The plan provides pension benefits based upon final average salary and years of service.

The net periodic pension benefit cost includes the following components during the three months ended March 31, 2006 and 2005 (in thousands):

	2006	2005
Components of net periodic benefit cost
Service cost	$165	$165
Interest cost	92	100
Recognized actuarial loss	—	205
Amortization	(3)	(5)

Net periodic benefit cost	$254	$465

To date, the Company has not funded the defined benefit plan and is not required to make contributions during the remainder of 2006.

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

The following table sets forth the computation of basic and diluted average shares outstanding for the three months ended March 31,  2006 and 2005 (in thousands):

	2006	2005
Net income, as reported	$776	$417
Weighted average shares outstanding:
Weighted average shares outstanding - basic	90,028	89,471
Net effect of dilutive stock options - based on treasury stock method	294	110
Weighted average shares outstanding - diluted	90,322	89,581
Net income per share - basic and diluted	$0.01	$0.00

10. Interest and Other Income (Expense), Net

        The components of interest and other income (expense), net, were as follows for the three months ended March 31, 2006 and 2005 (in thousands):

	2006	2005

Interest income	$712	$667
Interest expense	(253)	(362)
Exchange losses on foreign currency transactions	(49)	(446)
Appreciation of the fair value of derivative financial instruments	51	—
Other	202	11
Interest and other income (expense), net	$663	$(130)

11. Comprehensive Income (Loss)

Comprehensive income (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in other comprehensive income (loss), but excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax. The following is a summary of comprehensive income (loss) for the three months ended March 31, 2006 and 2005 (in thousands):

	2006	2005
Net income	$776	$417
Foreign currency translation adjustments	2,238	(5,272)
Total comprehensive income (loss)	$3,014	$(4,855)

12. Commitments and Contingencies

Lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. The Company believes the outcome of these proceedings, if any, will not have a material impact on the Company’s financial position or results of operations.

13.  Letters of Credit and Guarantees

As of March 31, 2006 and December 31, 2005, the Company had bank guarantees of $5.9 million and $8.3 million, respectively, for its customer advances. These bank guarantees affect the availability of the Company’s lines of credit.

14. Business Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, (SFAS 131) establishes standards for reporting information about reportable segments in financial statements of public business enterprises. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company reports financial results on the basis of two reportable segments: Bruker Daltonics and Bruker AXS. Bruker Daltonics manufactures and distributes mass spectrometry instruments that can be integrated and used along with other analytical instruments. Bruker AXS manufactures and distributes advanced X-ray instrumentation used in non-destructive molecular and elemental analysis in academic, research and industrial applications. Bruker BioSciences Corporation, the parent company of Bruker Daltonics and Bruker AXS, is the corporate entity that holds excess cash and short-term investments and principally incurs certain public company costs.

Selected reportable segment financial information for the three months ended March 31, 2006 and 2005 is presented below (in thousands):

	Revenue		Operating income
	2006	2005	2006	2005
Bruker Daltonics	$37,529	$42,644	$2,805	$2,975
Bruker AXS	37,857	32,513	1,061	821
Eliminations (a)	(976)	(246)	(240)	—
Corporate	—	—	(1,817)	(1,257)
Total	$74,410	$74,911	$1,809	$2,539

(a)          represents revenue and gross margin recorded on transactions between segments which is eliminated in consolidation.

15. Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement were effective for the Company beginning with its fiscal year ending 2006. The adoption of the provisions of this Statement did not have a material impact on our financial position, results of operations or cash flows.

16. Subsequent Events

On April 17, 2006, the Company announced that it had entered into a definitive agreement to acquire all of the stock of Bruker Optics Inc., a leading developer, manufacturer and global provider of research, analytical and process analytical instruments and solutions based on Fourier Transform infrared (FT-IR), as well as on FT and dispersive Raman spectroscopy. Under the agreement, the Company will acquire all of the stock of Bruker Optics for a fixed purchase price of $135.0 million. Approximately $79.2 million (or 58.7% of the purchase price) will be paid in cash, while the stock component, worth approximately $55.8 million (or 41.3% of the purchase price), will be paid in Bruker BioSciences stock. The acquisition is expected to be consummated in the summer of 2006.

ITEM 2:   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and the notes to those statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, and in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

Statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations which express that we “believe”, “anticipate”, “expect” or “plan to”, as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Actual events or results may differ materially from those set forth in forward-looking statements. Certain factors that might cause such a difference are discussed in “Factors Affecting Our Business, Operating Results and Financial Condition” set forth in our Annual Report on Form 10-K for the year ended December 31, 2005.

OVERVIEW

The following management’s discussion and analysis of financial condition and results of operations (MD&A) describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition, as well as our critical accounting policies and estimates. MD&A is organized as follows:

•                     Executive overview. This section provides a general description and history of our business, a brief discussion of our reportable segments and significant recent developments in our business.

•                     Critical accounting policies and estimates. This section discusses the accounting estimates that are considered important to our financial condition and results of operations and require us to exercise subjective or complex judgments in their application.

•                     Results of operations. This section provides our analysis of the significant line items in our consolidated statement of operations for the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

•                     Liquidity and capital resources. This section provides an analysis of our liquidity and cash flow and a discussion of our outstanding debt and commitments.

EXECUTIVE OVERVIEW

Bruker BioSciences Corporation and its wholly-owned subsidiaries design, manufacture, market and service proprietary life science and materials research systems based on mass spectrometry core technology platforms and X-ray technologies. We also manufacture and distribute a broad range of field analytical systems for chemical, biological, radiological and nuclear (CBRN) detection. We report financial results on the basis of two reportable segments: Bruker Daltonics and Bruker AXS. Bruker Daltonics is a leading manufacturer of innovative mass spectrometry-based instruments and accessories used by pharmaceutical, biotechnology, proteomics and molecular diagnostics companies, academic institutions, and government agencies in their research that can also be integrated and used along with other analytical instruments. Bruker Daltonics also manufactures and distributes a broad range of field analytical systems for CBRN detection. Bruker AXS primarily engages in the business of manufacturing and distributing advanced instrumentation and automated solutions based on X-ray technology with the purpose of addressing the needs of our customers in the discovery of new drugs, drug targets and advanced materials, as well as industrial QA/QC applications. Typical customers of Bruker AXS’ products and solutions include biotechnology and pharmaceutical companies, semiconductor industries, chemical, cement and petroleum companies, raw material manufacturers, and academic and government research institutions.

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

In the first quarter of 2006, our revenues grew by approximately 7% to $74.4 million, excluding the effect of foreign currency translation. Of this revenue growth, approximately 3% was related to acquisitions and approximately 4% was organic. Our revenue growth rate in the first quarter of 2006 was lower than expected and is primarily a result of delayed system acceptances due to customers’ laboratories not being ready. We continue to focus on improving our profitability, and our gross profit margins improved from 41.6% in the first quarter of 2005 to 43.7% in the first quarter of 2006. In addition, cost control initiatives resulted in decreases to both general and administrative and research and development expenses in the first quarter of 2006 compared to the first quarter of 2005.

On January 17, 2006, we acquired Socabim SAS, a privately-held company focused on advanced X-ray analysis software for materials research. The acquisition of Socabim significantly expands Bruker AXS’ core technology base in two of its strategic product and applications areas. In addition, on April 17, 2006, we announced that we had entered into a definitive agreement to acquire all of the stock of Bruker Optics Inc., a leading developer, manufacturer and global provider of research, analytical and process analytical instruments and solutions based on Fourier Transform infrared (FT-IR), as well as on FT and dispersive Raman spectroscopy. We believe these acquisitions in combination with our continued investments in research and development efforts, incremental sales and marketing initiatives and global manufacturing, distribution and logistics networks will contribute to our overall strategy and goals.

On January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. This standard revised the measurement, valuation and recognition of financial accounting and reporting standards for equity-based compensation plans contained in SFAS No. 123, Accounting for Stock Based Compensation. The new standard requires companies to expense the value of employee stock options and similar equity-based compensation awards based on fair value recognition provisions determined on the date of grant.

We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard on January 1, 2006, the effective date of the standard for us. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The effect of implementing SFAS No. 123 (R) was not material to the overall results of operations or specific line items within the consolidated statement of operations, and as a result was not included within the discussions on results of operations in the accompanying MD&A. For the first quarter of 2006, the $0.3 million in stock-based compensation expense was allocated as follows (in thousands):

Sales and Marketing	$120
General and Administrative	95
Research and Development	39
Total stock-based compensation expense	$254

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

Results of Operations

Three months ended March 31, 2006 compared to the three months ended March 31, 2005

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment for the three months ended March 31, 2006 and 2005 (dollars in thousands):

				Percentage
	2006	2005	$ Change	Change
Bruker Daltonics	$37,529	$42,644	$(5,115)	-12.0%
Bruker AXS	37,857	32,513	5,344	16.4%
Eliminations (a)	(976)	(246)	(730)
Total Revenue	$74,410	$74,911	$(501)	-0.7%

(a)          represents revenue recorded on transactions between segments which is eliminated in consolidation.

Bruker Daltonics’ revenue decreased by $5.1 million, or 12.0%, to $37.5 million for the three months ended March 31, 2006 compared to $42.6 million for the comparable period in 2005. Included in this change in revenue is approximately $2.9 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue decreased by 5.0%. The decrease in revenue excluding the effect of foreign exchange is a result of a decrease in the number of CBRN systems sold period-over-period, lower life science systems revenue due to continued pricing pressures from increased competition and a decrease in accessory sales which are included within aftermarket revenue along with  consumables, training and services. Included in other revenue for the three months ended March 31, 2006 and 2005 are grant revenues from various projects for early-stage research and development projects funded by the German and United States governments. Life science systems, CBRN detection systems and aftermarket revenue as a percentage of Bruker Daltonics’ product and service revenue were as follows during the three months ended March 31, 2006 and 2005:

	2006		2005
		Percentage of		Percentage of
		Segment Product		Segment Product
	Revenue	and Service Revenue	Revenue	and Service Revenue
Life Science Systems	$28,950	78.5%	$29,641	70.1%
CBRN Detection Systems	1,371	3.7%	4,317	10.2%
Bruker Daltonics Aftermarket	6,564	17.8%	8,354	19.7%
Product and Service Revenue	36,885	100%	42,312	100%
Grant Revenue	644		332
Total Revenue	$37,529		$42,644

Bruker AXS’ revenue increased by $5.3 million, or 16.4%, to $37.9 million for the three months ended March 31, 2006 compared to $32.5 million for the comparable period in 2005. Included in this change in revenue is approximately $2.4 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue increased by 23.7%. The increase in revenue excluding the effect of foreign exchange is attributable to two acquisitions in the fourth quarter of 2005, which represented 9.5% of the revenue growth, and an increase in revenue for our materials research systems, other systems and aftermarket revenue. Other system revenue relates primarily to the distribution of products not manufactured by Bruker AXS. X-ray systems, other systems and aftermarket revenue as a percentage of Bruker AXS’ product and service revenue were as follows during the three months ended March 31, 2006 and 2005:

	2006		2005
		Percentage of		Percentage of
		Segment Product		Segment Product
	Revenue	and Service Revenue	Revenue	and Service Revenue
X-Ray Systems	$24,588	64.9%	$21,035	64.7%
Other System Revenue	1,857	4.9%	1,128	3.5%
Bruker AXS Aftermarket	11,412	30.2%	10,350	31.8%
Total Product and Service Revenue	$37,857	100%	$32,513	100%

Cost of Revenue

The following table presents cost of product and service revenue and gross profit margins on product and service revenue by reportable segment for the three months ended March 31, 2006 and 2005 (dollars in thousands):

	2006		2005
	Cost of	Gross Profit	Cost of	Gross Profit
	Revenue	Margin	Revenue	Margin
Bruker Daltonics	$21,193	42.5%	$24,566	41.9%
Bruker AXS	21,290	43.8%	19,212	40.9%
Eliminations (a)	(1,020)		(246)
Total Cost of Revenue	$41,463	43.8%	$43,532	41.6%

(a)             represents the cost of revenues between segments which is eliminated in consolidation.

Bruker Daltonics’ cost of product and service revenue for the three months ended March 31, 2006 was $21.2 million, resulting in a gross profit margin of 42.5%, compared to cost of product and service revenue of $24.6 million, or a gross profit margin of 41.9% for the comparable period in 2005. The increase in gross profit margin is attributable to favorable product mix in the first quarter of 2006 compared to 2005, partially offset by pricing pressures due to increased competition and lower capacity utilization as a result of decreased revenue period-over-period.

Bruker AXS’ cost of product and service revenue for the three months ended March 31, 2006 was $21.3 million, resulting in a gross profit margin of 43.8%, compared to cost of product and service revenue of $19.2 million, or a gross profit margin of 40.9% for the comparable period in 2005. The increase in gross profit margin is primarily attributable to the higher margin businesses acquired in the fourth quarter of 2005, the realization of benefits from various ongoing gross profit margin improvement programs and better capacity utilization as a result of increased revenue period-over-period, partially offset by lower gross profit margins realized on other system revenue.

Sales and Marketing

The following table presents sales and marketing expense and sales and marketing expense as a percentage of product and service revenue by reportable segment for the three months ended March 31, 2006 and 2005 (dollars in thousands):

	2006		2005
		Percentage of		Percentage of
	Sales and	Segment Product	Sales and	Segment Product
	Marketing	and Service Revenue	Marketing	and Service Revenue
Bruker Daltonics	$5,769	15.6%	$5,820	13.8%
Bruker AXS	8,203	21.7%	6,332	19.5%
Total Sales and Marketing	$13,972	18.9%	$12,152	16.3%

Bruker Daltonics’ sales and marketing expense for the three months ended March 31, 2006 remained flat at $5.8 million, but increased as a percentage of revenue from 13.8% to 15.6%. The increase in sales and marketing expense as a percentage of product and service revenue is attributable to lower revenues year-over-year.

Bruker AXS’ sales and marketing expense for the three months ended March 31, 2006 increased to $8.2 million, or 21.7% of product and service revenue, from $6.3 million, or 19.5% of product and service revenue for the comparable period in 2005. The increase in sales and marketing expense is primarily attributable to higher commissions on improved sales year-over-year, increased headcount related to the acquisitions in the fourth quarter of 2005 and incremental investments in certain sales and marketing initiatives in the first quarter of 2006.

General and Administrative

The following table presents general and administrative expense and general and administrative expense as a percentage of product and service revenue by reportable segment for the three months ended March 31, 2006 and 2005 (dollars in thousands):

	2006		2005
		Percentage of		Percentage of
	General and	Segment Product	General and	Segment Product
	Administrative	and Service Revenue	Administrative	and Service Revenue
Bruker Daltonics	$1,920	5.2%	$1,930	4.6%
Bruker AXS	3,024	8.0%	2,481	7.6%
Corporate	672		1,257
Total General and Administrative	$5,616	7.6%	$5,668	7.6%

Bruker Daltonics’ general and administrative expense for the three months ended March 31, 2006 remained flat at $1.9 million, but increased as percentage of product and service revenue from 4.6% to 5.2%. The increase in general and administrative expenses as a percentage of product and service revenue is attributable to lower revenues year-over-year.

Bruker AXS’ general and administrative expenses for the three months ended March 31, 2006 increased to $3.0 million, or 8.0% of product and service revenue, from $2.5 million, or 7.6% of product and service revenue for the comparable period in 2005. The increase in general and administrative expenses is primarily due to increased professional service fees associated with audit and Sarbanes-Oxley requirements and increased headcount related to the acquisitions in the fourth quarter of 2005.

Corporate general and administrative expense for the three months ended March 31, 2006 decreased to $0.7 million from $1.3 million for the comparable period in 2005. Corporate general and administrative expenses represent expenses associated with being a public company not allocated to our reportable segments, including legal fees, audit and consulting fees, salaries and filing fees. The decrease in expenses is primarily attributable to certain salaries and accounting, audit and consulting fees classified as corporate expenses during the three months ended March 31, 2005 now being allocated to our reportable segments.

Research and Development

The following table presents research and development expense and research and development expense as a percentage of product and service revenue by reportable segment for the three months ended March 31, 2006 and 2005 (dollars in thousands):

	2006		2005
		Percentage of		Percentage of
	Research and	Segment Product	Research and	Segment Product
	Development	and Service Revenue	Development	and Service Revenue
Bruker Daltonics	$5,972	16.2%	$7,353	17.4%
Bruker AXS	4,402	11.6%	3,667	11.3%
Total Research and Development	$10,374	14.0%	$11,020	14.8%

Bruker Daltonics’ research and development expense for the three months ended March 31, 2006 decreased to $6.0 million, or 16.2% of product and service revenue, from $7.4 million, or 17.4% of product and service revenue for the comparable period in 2005. The decrease in research and development expense is primarily attributable to a decrease in material purchases during the first quarter of 2006 compared to the first quarter of 2005 and to a reduction in headcount year-over-year.

Bruker AXS’ research and development expense for the three months ended March 31, 2006 increased to $4.4 million, or 11.6% of product and service revenue, from $3.7 million, or 11.3% of product and service revenue for the comparable period in 2005. The increase in research and development expense is primarily attributable to an increase in headcount resulting from the acquisitions in the fourth quarter of 2005 and increased material purchases during the first quarter of 2006 compared to the first quarter of 2005.

Acquisition Related Charges

On April 18, 2006, we announced that we had entered into a definitive agreement to acquire all of the stock of molecular spectroscopy company Bruker Optics Inc. Since this acquisition will represent a business combination of companies under common control due to a majority ownership by certain individuals in both Bruker BioSciences Corporation and Bruker Optics, Inc., this acquisition will be accounted for in a manner similar to a pooling-of-interest. As a result, transaction costs will be expensed as incurred rather than being included in a purchase price allocation upon consummation of the transaction. During the first quarter of

2006, we incurred acquisition related charges totaling $1.2 million, which primarily consisted of legal fees, compensation earned by the special committee of the Bruker BioSciences Board of Directors and antitrust regulation filing fees.

Interest and Other Income (Expense), Net

 Interest and other income (expense), net, during the three months ended March 31, 2006 was $0.7 million compared to ($0.1) million during the comparable period in 2005. During the three months ended March 31, 2006, the major component within interest and other income (expense), net, was net interest income of $0.5 million. During the three months ended March 31, 2005, the major components within interest and other income (expense), net, were net interest income of $0.3 million and losses on foreign currency transactions of ($0.4) million.

Provision for Income Taxes

The income tax provision for the three months ended March 31, 2006 was $1.6 million compared to an income tax provision of $1.9 million for the comparable period in 2005, representing an effective tax rate of 67% and 80%, respectively. Our effective tax rate reflects our tax provision for non-U.S. entities only, since no benefit was recognized for losses incurred in the U.S. We will maintain a full valuation allowance for our U.S. net operating losses until such evidence exists that it is more likely than not that the loss carry forward amounts will be utilized to offset U.S. taxable income. Our tax rate may change over time as the amount or mix of income and taxes outside the U.S. changes. Our effective tax rate is calculated using our projected annual pre-tax income or loss and is affected by research and development tax credits, the expected level of other tax benefits, the impact of changes to the valuation allowance as well as changes in the mix of our pre-tax income and losses among jurisdictions with varying statutory tax rates and credits.

Minority Interest in Consolidated Subsidiaries

Minority interest in consolidated subsidiaries for the three months ended March 31, 2006 was $48,000 compared to $67,000 in the comparable period of 2005. The minority interest in subsidiaries represents the minority shareholders’ proportionate share of net income of those subsidiaries for the three months ended March 31, 2006 and 2005. For the three months ended March 31, 2006 and 2005, the minority interest relates to our two majority-owned subsidiaries, Incoatec GmbH and Baltic Scientific Instruments Ltd.

LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 2006, we had cash and short-term investments totaling $96.0 million, compared to $99.6 million as of December 31, 2005. On April 18, 2006, we announced that we had entered into a definitive agreement to acquire all of the stock of molecular spectroscopy company Bruker Optics Inc. for $135 million, to be paid approximately 59% in cash and 41% in BRKR stock. The cash component of the purchase price will be funded from approximately $60 million of existing cash, and approximately $20 million from a planned revolving credit facility, which is currently being discussed with several banks. Based on the cash and short-term investments on hand as of March 31, 2006, we expect to have a cash balance in excess of $35 million following the closing of the acquisition which we believe will be sufficient to support our operating and investing needs for at least the next twelve months, but this depends on our profitability and our ability to manage working capital requirements. Future cash requirements could also be affected by additional future acquisitions that we may consider. Historically, we have financed our growth through a combination of debt financings and issuances of common stock. In the future, there can be no assurance that additional financing alternatives will be available to us if required, or if available, will be obtained with terms favorable to us.

        During the three months ended March 31, 2006, net cash used by operating activities was $1.7 million, compared to net cash provided by operating activities of $5.2 million during the three months ended March 31, 2005. The change in cash generated by operating activities was primarily attributable to an increase in inventory and accounts receivable and a decrease in customer deposits.

        During the three months ended March 31, 2006, investing activities provided $13.3 million in cash compared to net cash provided by investing activities of $2.0 million during the three months ended March 31, 2005. Cash provided by investing activities during the three months ended March 31, 2006 was attributable primarily to approximately $17.2 million from the redemption of short term investments offset by approximately $2.7 million used for the Socabim acquisition, net of cash acquired, and $1.1 million in capital expenditures. We anticipate the acquisition of Bruker Optics Inc., which is expected to close in the third quarter of 2006, will require approximately $64.5 million in cash currently on hand and we also expect to continue to make capital investments, focusing on enhancing the efficiency of our operations, our internal controls and supporting our anticipated growth.

On January 17, 2006, we acquired Socabim SAS, a privately-held company focused on advanced X-ray analysis software for materials research based in Paris, France. The initial aggregate purchase price of approximately $8.8 million was paid through the issuance of 267,302 restricted shares of our common stock to Socabim’s two largest shareholders, which had an aggregate value of approximately $1.3 million as of the date of issuance, and an aggregate of $7.5 million was paid to all of the Socabim selling shareholders from cash on hand. Additional consideration, in the amount of approximately $1.5 million in total, may be paid through 2009 based on the future performance of Socabim.

        During the three months ended March 31, 2006, financing activities provided $1.3 million of cash compared to $4.1 million of cash during the three months ended March 31, 2005. The decrease in cash provided by financing activities in the first quarter of 2006 was due to a reduction in net proceeds from short-term borrowings.

We invest excess cash in short-term marketable debt securities in order to increase our rate of return over returns generated on cash and cash equivalents. Specifically, our short-term investments as of March 31, 2006 are generally available for redemption through an auction process every 25 or 35 days from initial purchase. While these investments are not considered cash equivalents for financial reporting purposes, due to the short-term nature of these investments, we do not believe that these instruments will have an impact on our overall liquidity position.

        We have a demand revolving line of credit with Citizens Bank in the United States in the amount of $2.5 million. The line of credit, which is secured by portions of our inventory, receivables and equipment in the United States, is used to support our working capital requirements and expires in June 2006. As of March 31, 2006, the full amount under our U.S. line of credit was available. We also maintain revolving lines of credit totaling approximately $31.6 million with various German and Japanese banks. The German and Japanese lines of credits are unsecured. As of March 31, 2006, approximately $8.5 million was outstanding on our German and Japanese lines of credit.

        In addition to our lines of credit, we have both short-term and long-term notes payable with outstanding balances aggregating $22.3 million as of March 31, 2006. The interest rates on these obligations range from 1.19% to 8.01%. In 1999, we entered into an interest rate swap to hedge the variability of cash flows related to changes in interest rates on borrowings of variable debt obligations and pay a 4.6% fixed rate of interest and receive a variable rate of interest based on the Bond Market Association Municipal Swap Index. The interest rate swap has a notional value of $1.9 million which decreases in conjunction with the IRB payment schedule until the interest rate swap and IRB agreements terminate in December 2013.

        The following table summarizes maturities for our significant financial obligations as of March 31, 2006 (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Short-term borrowings	$8,507	$8,507	$—	$—	$—
Long-term borrowings	22,333	—	16,292	4,079	1,962
Pension	8,951	—	431	227	8,293
Total contractual obligations	$39,791	$8,507	$16,723	$4,306	$10,255

In connection with some of our outstanding debt, we are required to maintain certain financial ratios and meet other financial criteria. Additionally, we are subject to a variety of restrictive covenants that require bank consent if not met. As of March 31, 2006, the latest measurement date, we were in compliance with all financial covenants.

        As of March 31, 2006, we have approximately $32.6 million of net operating loss carryforwards available to reduce future U.S. taxable income. These losses have various expiration dates through 2024. We also have research and development tax credits of approximately $3.0 million available to offset future U.S. tax liabilities that expire at various dates through 2024.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151 Inventory Costs. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement were effective for the Company beginning with its fiscal year ending 2006. The adoption of the provisions of this Statement did not have a material impact on our financial position, results of operations or cash flows.

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

        While we may from time to time hedge specifically identified cash flows in foreign currencies using forward contracts, this foreign currency activity historically has not been material. The maturities of the forward exchange contracts, if or when entered into, generally would coincide with the settlement dates of the related transactions. Realized and unrealized gains and losses on these contracts would be recognized in the same period as gains and losses on the hedged items. As of March 31, 2006, there were no foreign currency forward contracts outstanding.

        Realized foreign exchange gains (losses) were approximately $0.0 million and $(0.4) million for the three months ended March 31, 2006 and 2005, respectively. As we continue to expand internationally, we evaluate currency risks and may enter into foreign exchange contracts on a more consistent basis or from time to time as the circumstances require to mitigate foreign currency exposure.

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

        In the United States, we have entered into an interest rate swap arrangement to limit the interest rate exposure on our $1.9 million industrial revenue bond to a fixed rate of 4.6%. We pay a 4.6% fixed rate of interest and receive a variable rate of interest based on the Bond Market Association Municipal Swap Index on a $1.9 million notional amount. Net interest payments or receipts are recorded as adjustments to interest expense. In addition, the instrument is recorded at fair market value on our balance sheet, and changes in the fair market value are recorded in current earnings since the arrangement is not considered an effective hedge. As of March 31, 2006, the fair value of the instrument was approximately $0.1 million, net of tax, and is recorded as a liability on the balance sheet.

        In 2002, we entered into two derivative financial instruments; a cross currency interest rate swap and an interest rate swap. The cross currency interest rate swap of 2.0 million Euro secures a fixed interest rate of 1.75% per annum until January 4, 2012. The interest rate swap of 3.0 million Euro reduces the 6-month EURIBOR rate by 1.80% per annum until January 4, 2007. We entered into the financial instruments to manage our exposure to interest rates and foreign exchange risk. During the year ended December 31, 1999, we entered into an interest rate swap. By entering into this financial instrument, we obtained the right to borrow money at lower rates of interest. We continue to hold this financial instrument until we elect to exercise the option to borrow the money. Until the instrument becomes an effective hedge, it is considered speculative and is marked-to-market through interest and other income (expense), net, on the consolidated statement of operations. The change in fair value of the instrument was not material for any period presented. As of March 31, 2006, the fair value of the instrument was approximately $0.1 million net of tax, and is recorded as a liability on the balance sheet.

        A 10% increase or decrease in the average cost of our variable rate debt would not result in a material change in pre-tax interest expense.

Inflation

        We do not believe inflation had a material impact on our business or operating results during any of the periods presented.

ITEM 4:   Controls and Procedures

Our Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2006. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls were effective at March 31, 2006.

We maintain internal controls and procedures designed to ensure that we are able to collect the information subject to required disclosure in reports we file with the United States Securities and Exchange Commission, and to process, summarize and disclose this information within the time specified by the rules set forth by the Securities and Exchange Commission.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

ITEM 1A:  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and below are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

        Our strategy includes potentially expanding our technology base through selected mergers, acquisitions and strategic alliances. In 2005, our indirect subsidiary, Bruker AXS GmbH, acquired Roentec AG, a broad-based X-ray analysis instrumentation company based in Berlin, Germany, and our direct subsidiary, Bruker AXS Inc., acquired the assets of the microanalysis business of Princeton Gamma-Tech Instruments, Inc., a company located in Rocky Hill, New Jersey. The acquired businesses were combined to form a new group within Bruker AXS that will focus on the X-ray microanalysis market, a market not previously addressed by Bruker AXS. In the first quarter of 2006, Bruker AXS GmbH completed its acquisition of Socabim SAS, a privately-held Paris, France based company focused on advanced X-ray materials research and analysis software. On April 17, 2006, we announced a definitive agreement to acquire Bruker Optics Inc. The transaction is expected to close during the third quarter of 2006.

        We may seek to continue to expand our technology base through additional mergers, acquisitions and strategic alliances. If we fail to effect mergers, acquisitions and strategic alliances, our technology base may not expand as quickly and efficiently as possible. Without such complementary growth from selected mergers, acquisitions and strategic alliances, our ability to keep up with the evolving needs of the market and to meet our future performance goals could be adversely affected. However, we may not be able to find attractive candidates, or enter into mergers, acquisitions or strategic alliances on terms that are favorable to us, or successfully integrate the operations of companies that we acquire. In addition, we may compete with other companies for these merger, acquisition or strategic alliance candidates, which could make such a transaction more expensive for us. If we are able to successfully identify and complete a merger, acquisition or strategic alliance, it could involve a number of risks, including, among others:

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

        As a result of the merger of Bruker Daltonics and Bruker AXS in July 2003, we recorded goodwill and other intangible assets, which must be continually evaluated for potential impairment. In addition, the recent acquisitions of Roentec AG, Socabim SAS and the assets of the microanalysis business of Princeton Gamma-Tech Instruments, Inc. resulted in additional goodwill and other intangible assets. The acquisition of Bruker Optics Inc., if completed, is expected to result in additional goodwill and other intangible assets. We assess the realizability of the goodwill and other intangible assets annually as well as whenever events or changes in circumstances indicate that the assets may be impaired. These events or circumstances generally include operating losses or a significant decline in the earnings associated with the business segment these acquisitions are reported within. Our ability to realize the value of the goodwill will depend on the future cash flows of the business segment in addition to how well we integrate the businesses.

If we fail to maintain effective systems of internal controls, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

        Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, in our Annual Report on Form 10-K, for the year ended December 31, 2004, we identified and disclosed material weaknesses in our internal control over financial reporting at one significant subsidiary whose operations and financial condition are significant to our consolidated financial statements. In response to these material weaknesses identified, we have taken steps to strengthen our internal controls over financial reporting at this significant subsidiary. These steps have included the following:

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

•                  In addition to augmenting our accounting personnel, management determined it was necessary to automate and establish certain preventative controls through the implementation of a fully integrated Materials Resource Planning (MRP) system. Management selected an MRP system during the third quarter of 2005 and completed the implementation of the new system at the beginning of the second quarter of 2006.

Management believes that the above measures will address the material weaknesses described in our Annual Report on Form 10-K, for the year ended December 31, 2004, in the near and long-term. The material weaknesses identified and disclosed in the Annual Report on Form 10-K for the year ended December 31, 2004 have been remediated in 2005 (See Item 9A of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 14, 2006, Controls and Procedures, ). The Audit Committee and management will continue to monitor the effectiveness of our internal controls and procedures on an ongoing basis and will take further action, as appropriate.

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

Existing stockholders have significant influence over us.

        As of May 8, 2006, our majority stockholders, the five members of the Laukien family, owned, in the aggregate, approximately 58% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change in control of our Company and will make some transactions difficult or impossible to accomplish without the support of these stockholders.

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

 On January 17, 2006, the Company acquired Socabim SAS, a privately-held company focused on advanced X-ray analysis software for materials research based in Paris, France. The initial aggregate purchase price of approximately $8.8 million was paid through the issuance of 267,302 restricted shares of common stock of the Company to Socabim’s two largest shareholders, which had an aggregate value of approximately $1.3 million as of the date of issuance, and an aggregate of $7.5 million was paid to all of the Socabim selling shareholders from cash on hand. Additional consideration, in the amount of approximately $1.5 million in total, may be paid through 2009 based on the future revenue performance of Socabim. The issuance of the restricted shares was in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. Based upon the small number of Socabim shareholders receiving restricted shares of the Company’s common stock, their financial position and sophistication and the absence of any general solicitation, the transaction was determined not to involve any public offering.

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

Bruker BioSciences Corporation
Date: May 10, 2006	By:	/s/ Frank H. Laukien, Ph.D.
Frank H. Laukien, Ph.D. President, Chairman, Chief Executive Officer, and Director (Principal Executive Officer)
Date: May 10, 2006	By:	/s/ William J. Knight
William J. Knight Chief Financial Officer (Principal Financial and Accounting Officer)