Form 10-Q
period 2006-06-30
BRUKER BIOSCIENCES CORP
filed 2006-08-09
CIK 1109354

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

As of August 4, 2006, there were 101,961,522 shares of the Registrant’s common stock outstanding.

Bruker BioSciences Corporation

Form 10-Q

For the Quarter Ended June 30, 2006

PART I   FINANCIAL INFORMATION

ITEM 1:  Financial Statements

Bruker BioSciences Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share data)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$96,596	$53,159
Short-term investments	—	46,419
Accounts receivable, net	61,709	53,744
Due from affiliated companies	2,678	4,860
Inventories	103,174	96,333
Other current assets	11,879	11,094

Total current assets	276,036	265,609
Property, plant and equipment, net	74,864	72,336
Intangibles and other assets	28,826	22,942

Total assets	$379,726	$360,887

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$9,613	$8,002
Accounts payable	12,340	14,118
Due to affiliated companies	3,472	3,857
Customer advances	28,762	29,232
Other current liabilities	62,203	56,319

Total current liabilities	116,390	111,528

Long-term debt	21,969	21,423
Other long-term liabilities	23,293	20,134
Commitments and contingencies (Note 12)
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued or outstanding at June 30, 2006 or December 31, 2005	—	—
Common stock, $0.01 par value, 200,000,000 and 150,000,000 shares authorized, 90,086,241 and 89,803,836 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	901	898
Other stockholders’ equity	217,173	206,904

Total shareholders’ equity	218,074	207,802

Total liabilities and shareholders’ equity	$379,726	$360,887

See the accompanying notes to financial statements.

Bruker BioSciences Corporation

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Product revenue	$67,373	$60,723	$132,330	$127,547
Service revenue	10,234	9,977	19,043	17,732
Other revenue	233	668	877	1,000

Total revenue	77,840	71,368	152,250	146,279

Cost of product revenue	38,599	34,275	74,841	72,540
Cost of service revenue	5,279	6,548	10,500	11,815

Total cost of revenue	43,878	40,823	85,341	84,355
Gross profit	33,962	30,545	66,909	61,924

Operating expenses:
Sales and marketing	15,426	13,385	29,398	25,537
General and administrative	5,532	5,287	11,148	10,955
Research and development	10,619	10,962	20,993	21,982
Acquisition related charges	1,192	—	2,368	—

Total operating expenses	32,769	29,634	63,907	58,474
Operating income	1,193	911	3,002	3,450

Interest and other income, net	459	554	1,122	424

Income before income tax provision and minority interest in consolidated subsidiaries	1,652	1,465	4,124	3,874

Income tax provision	1,127	1,145	2,775	3,070

Income before minority interest in consolidated subsidiaries	525	320	1,349	804
Minority interest in consolidated subsidiaries	45	36	93	103

Net income	$480	$284	$1,256	$701

Net income per common share - basic and diluted	$0.01	$0.00	$0.01	$0.01
Weighted average common shares outstanding:
Basic	90,080	89,472	90,054	89,471
Diluted	90,493	89,599	90,403	89,591

See the accompanying notes to financial statements.

Bruker BioSciences Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Operating activities:
Net cash provided by operating activities	$260	$21,660

Investing activities:
Purchases of property and equipment	(1,858)	(1,249)
Redemption of short-term investments	46,460	464
Acquisitions, net of cash acquired	(3,970)	110
Changes in restricted cash	(107)	(153)

Net cash provided by (used in) investing activities	40,525	(828)

Financing activities:
Proceeds from short-term borrowings, net	1,559	(1,874)
Repayments of long-term debt, net	(923)	(1,079)
Proceeds from issuance of common stock	49	11

Net cash provided by (used in) financing activities	685	(2,942)

Effect of exchange rate changes on cash	1,967	(3,079)

Net change in cash and cash equivalents	43,437	14,811
Cash and cash equivalents at beginning of period	53,159	32,547

Cash and cash equivalents at end of period	$96,596	$47,358

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

The financial statements represent the consolidated accounts of the Company and its wholly-owned subsidiaries prior to its acquisition of Bruker Optics Inc. on July 1, 2006. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements as of and for the three and six months ended June 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X. The December 31, 2005 balance sheet is the balance sheet included in the audited financial statements as presented in the Company’s 2005 Annual Report on Form 10-K. Accordingly, the financial information presented herein does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

On July 1, 2006, the Company completed its acquisition of Bruker Optics.  Both the Company and Bruker Optics were majority owned by five affiliated stockholders prior to the acquisition. As a result, the acquisition of Bruker Optics by the Company is considered a business combination of companies under common control, and is being accounted for in a manner similar to a pooling-of-interests. Accordingly, the acquisition of Bruker Optics, as it relates to the portion under common ownership (approximately 96%), is being accounted for at historical carrying values. The portion not under the common ownership of the five affiliated stockholders (approximately 4%) is being accounted for using the purchase method of accounting (at fair value) on a pro rata basis. Any excess purchase price of the interest not under common control over the fair value of the related net assets acquired is being accounted for as goodwill and intangible assets. Because this acquisition will be essentially considered a pooling of interests, all one-time transaction costs will be expensed as incurred rather than being added to goodwill. During the six months ended June 30, 2006, the Company incurred and expensed acquisition related charges totaling $2.4 million, which consisted of investment banking, legal and accounting fees, compensation earned by the special committee of the Company’s Board of Directors and antitrust regulation filing fees. The consolidated balance sheets, statements of operations, statements of cash flows and notes to the financial statements presented in this Quarterly Report on Form 10-Q exclude Bruker Optics since the acquisition was completed on July 1, 2006.   See footnote 16 for selected pro forma information including the results of Bruker Optics.

The Company reports financial results on the basis of the following two business segments:

1                  Bruker Daltonics is a leading developer and provider of innovative life science tools based on mass spectrometry and also develops and provides a broad range of field analytical systems for CBRN detection.

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

2.  Acquisition

On January 17, 2006, the Company acquired Socabim SAS, a privately-held company focused on advanced X-ray analysis software for materials research based in Paris, France. The initial aggregate purchase price of approximately $8.8 million was paid through the issuance of 267,302 restricted shares of common stock of the Company to Socabim’s two largest shareholders, which had an aggregate value of approximately $1.3 million as of the date of issuance, and an aggregate of $7.5 million was paid to all of the Socabim selling shareholders from cash on hand. Additional cash consideration, in the amount of approximately $1.5 million in total, may be paid through 2009 based on the future performance of Socabim. Prior to the acquisition, the Company licensed from Socabim software that is used in various Bruker AXS systems. Bruker AXS was

Socabim’s principal customer before the acquisition which required the Company to evaluate the preexisting relationship with Socabim in accordance with Emerging Issues Task Force No. 04-1, “Accounting for Preexisting Relationships between the Parties to a Business Combination.”  EITF 04-1 requires an analysis to be performed to determine whether there has been an effective settlement of a preexisting executory contract that was either favorable or unfavorable to the acquirer. To the extent there was an executory contract that was either favorable or unfavorable to the acquirer, a gain or loss is recognized. Management determined there was no settlement of a preexisting executory contract in the acquisition of Socabim and, accordingly, no gain or loss was recognized. The results of Socabim have been included in the Bruker AXS segment from the date of acquisition. Pro forma information to reflect the Socabim acquisition has not been presented as the impact on revenues and net income and net income per common share would not have been material.

3.  Equity-Based Compensation

In 2000, the Board of Directors adopted and the stockholders approved the 2000 Stock Option Plan. The 2000 Stock Option Plan provided for the issuance of up to 2,200,000 shares of common stock in connection with awards under the Plan. The 2000 Stock Option Plan allows a committee of the Board of Directors to grant incentive stock options, non-qualified stock options, stock appreciation rights and stock awards (including the use of restricted stock and phantom shares). The committee has the authority to determine which employees will receive the awards, the amount of the awards and other terms and conditions of the award. Awards granted by the committee typically vest over a period of three-to-five years.

On July 1, 2003, the Company’s stockholders approved an amendment and restatement of the 2000 Stock Option Plan to change the plan name and increase the number of shares available for issuance. The name of the amended plan is the Bruker BioSciences Corporation Amended and Restated 2000 Stock Option Plan. The amendment  authorized 4,132,000 additional shares of common stock of the Company issuable pursuant to the plan. On June 29, 2006, the Company’s stockholders approved an increase in the number of shares available for issuance under the plan from 6,320,000 shares to 8,000,000 shares, an increase of 1,680,000 shares.

The total number of shares issuable under the plan is 8,000,000, of which 6,320,000 have been registered on Form S-8 (Reg. No. 333-47836 and 333-107924).

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which required the application of the accounting standard on January 1, 2006, the effective date of the standard for the Company. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The Company will continue to include tabular, pro forma disclosures in accordance with SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, for all periods prior to January 1, 2006.

As of June 30, 2006, the Company’s primary types of share-based compensation were stock options and restricted stock. The Company recorded stock-based compensation expense for the three and six months ended June 30, 2006 as follows (in thousands):

	Three months ended	Six months ended
	June 30, 2006	June 30, 2006

Stock options	$242	$459
Restricted stock	37	74

Total stock-based compensation, pre-tax	279	533
Tax benefit	145	145

Total stock-based compensation, net of tax	$134	$388

Restricted Stock

Restricted shares of the Company’s common stock are periodically awarded to executive officers and certain key employees of the Company subject to a service restriction which expires ratably over a period of five years. The restricted shares of common stock may not be sold or transferred during the restriction period. Stock compensation for restricted stock is recorded based on the stock price on the grant date and charged to expense ratably through the restriction period. The following table summarizes information about restricted stock activity during the six months ended June 30, 2006:

		Weighted
	Shares	Average
	Subject to	Grant Date
	Restriction	Fair Value
Outstanding at December 31, 2005	—	$—
Granted	130,550	5.00
Vested	—	—
Forfeited	(1,500)	5.00

Outstanding at June 30, 2006	129,050	$5.00

Unrecognized pretax expense of $0.7 million related to restricted stock awards is expected to be recognized over the weighted average remaining service period of 4.5 years for awards outstanding at June 30, 2006.

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

2006
Risk-free interest rate	3.80%
Expected life	5 years
Volatility	105.0%
Expected dividend yield	0%

All stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock option activity for the six months ended June 30, 2006 was as follows:

			Weighted
		Weighted	Average	Aggregate
	Shares	Average	Remaining	Intrinsic
	Subject to	Option	Contractual	Value
	Options	Price	Term (Yrs)	($’s in 000’s)
Outstanding at December 31, 2005	3,576,868	$6.43
Granted	335,250	4.94
Exercised	(15,103)	3.30
Forfeited	(180,165)	7.12

Outstanding at June 30, 2006	3,716,850	$6.27	5.4	$2,457

Exercisable at June 30, 2006	3,084,997	$6.69	5.1	$1,751

The following table summarizes information about stock options outstanding and exercisable at June 30, 2006:

	Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted	Aggregate		Weighted	Aggregate
		Remaining	Average	Intrinsic		Average	Intrinsic
Range of	Number	Contractual	Exercise	Value	Number	Exercise	Value
Exercise Prices	Outstanding	Term (Yrs)	Price	($’s in 000’s)	Exercisable	Price	($’s in 000’s)
$2.12 to $4.00	888,191	5.2	$3.20	$1,919	614,099	$3.12	$1,373
$4.01 to $6.00	1,698,595	5.7	5.07	538	1,340,834	5.11	378
$6.01 to $10.00	531,715	4.7	6.69	—	531,715	6.69	—
$10.01 to $13.00	230,099	5.7	11.05	—	230,099	11.05	—
$13.01 and above	368,250	4.8	15.64	—	368,250	15.64	—

	3,716,850	5.4	$6.27	$2,457	3,084,997	$6.69	$1,751

The intrinsic values above are based on the Company’s closing stock price of $5.36 on June 30, 2006. The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 was $3.34. Unrecognized pretax expense of $2.0 million related to stock options is expected to be recognized over the weighted average remaining service period of 1.6 years for awards outstanding at June 30, 2006.

Prior Year Equity Compensation Expense

Prior to January 1, 2006, the Company applied the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock options. The exercise price of each option issued under the Plan equaled the closing market price of the Company’s stock on the date of grant and, therefore, the Company took no charges to the statement of operations with respect to stock options prior to January 1, 2006. The following table illustrates the effect on net income (loss) and net income (loss) per common share for the three and six months ended June 30, 2005 had the Company applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock Based Compensation, to equity-based compensation (in thousands, except per-share data):

	Three months	Six months
	ended	ended
	June 30, 2005	June 30, 2005

Net income, as reported	$284	$701
Deduct:
Total stock-based compensation expense determined using fair value based method for all awards, net of taxes	(638)	(1,276)

Net loss, pro forma	$(354)	$(575)

Net income (loss) per common share:
Basic and diluted, as reported	$0.00	$0.01
Basic and diluted, pro forma	$0.00	$(0.01)

The fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	3.83%
Expected life	5 years
Volatility	69.7%
Expected dividend yield	0%

4.  Inventories

Inventories consisted of the following as of June 30, 2006 and December 31, 2005 (in thousands):

	June 30,	December 31,
	2006	2005

Raw materials	$25,854	$26,270
Work-in process	35,327	29,508
Demonstration units	12,753	16,768
Finished goods	29,240	23,787

Total inventories	$103,174	$96,333

5.  Goodwill and Other Intangible Assets

The following is a summary of other intangible assets subject to amortization as of June 30, 2006 and December 31, 2005 (in thousands):

			June 30, 2006			December 31, 2005
	Useful	Gross		Net	Gross		Net
	Lives	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	in Years	Amount	Amortization	Amount	Amount	Amortization	Amount
Existing technology and related patents	4-5	$2,719	$(1,140)	$1,579	$2,095	$(950)	$1,145
Customer relationships	5	310	(187)	123	310	(156)	154
Trade names	10	310	(92)	218	310	(76)	234
Total amortizable intangible assets		$3,339	$(1,419)	$1,920	$2,715	$(1,182)	$1,533

For the three months ended June 30, 2006 and 2005, the Company recorded amortization expense of approximately $0.1 million and $0.1 million, respectively, related to other amortizable intangible assets.  For the six months ended June 30, 2006 and 2005, the Company recorded amortization expense of approximately $0.2 million and $0.2 million, respectively, related to other amortizable intangible assets.

The estimated future amortization expense related to other amortizable intangible assets is as follows (in thousands):

For the year ending December 31,	(in thousands)
2006 (a)	$485
2007	543
2008	325
2009	293
2010	182
Thereafter	92

Total	$1,920

(a)  Amount represents estimated amortization expense for the remaining six months ending December 31, 2006.

The carrying amount of goodwill as of June 30, 2006 and December 31, 2005 was $21.5 million and $17.5 million, respectively, and is included in the Bruker AXS segment. The Company performs its annual test for indications of impairment as of December 31st each year. The Company completed its annual test for impairment as of December 31, 2005 and determined that goodwill was not impaired at that time.

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

Changes in the Company’s accrued warranty liability during the six months ended June 30, 2006 were as follows (in thousands):

Warranty accrual at December 31, 2005	$7,489
Accruals for warranties issued during the period	4,334
Settlements of warranty claims	(3,982)
Foreign currency impact	484

Warranty accrual at June 30, 2006	$8,325

7. Provision for Income Taxes

For the three months ended June 30, 2006, the Company recorded an income tax provision of $1.1 million compared with an income tax provision of $1.1 million for the three months ended June 30, 2005.  For the six months ended June 30, 2006, the Company recorded an income tax provision of $2.8 million compared with an income tax provision of $3.1 million for the six months ended June 30, 2005.  In the United States, any income tax provision or benefit is currently recorded as an adjustment to the valuation allowance until sufficient positive evidence exists to support the reversal of a full valuation allowance.

8. Employee Benefit Plans

The Company has a defined benefit retirement plan that covers substantially all employees of the Bruker AXS German subsidiary who were employed as of September 30, 1997. The plan provides pension benefits based upon final average salary and years of service.

The net periodic pension benefit cost includes the following components during the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Components of net periodic benefit cost
Service cost	$180	$159	$345	$325
Interest cost	100	96	192	196
Recognized actuarial loss	—	—	—	200
Amortization	(5)	(9)	(8)	(19)

Net periodic benefit cost	$275	$246	$529	$702

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

The following table sets forth the computation of basic and diluted average shares outstanding for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income, as reported	$480	$284	$1,256	$701

Weighted average shares outstanding:
Weighted average shares outstanding - basic	90,080	89,472	90,054	89,471
Net effect of dilutive stock options - based on treasury stock method	413	127	349	120
Weighted average shares outstanding - diluted	90,493	89,599	90,403	89,591

Net income per share - basic and diluted	$0.01	$0.00	$0.01	$0.01

10. Interest and Other Income (Expense), Net

The components of interest and other income (expense), net, were as follows for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Interest income	$811	$798	$1,523	$1,465
Interest expense	(291)	(425)	(544)	(787)
Exchange (losses) gains on foreign currency transactions	(254)	226	(303)	(220)
Appreciation of the fair value of derivative financial instruments	22	—	73	—
Other expense	171	(45)	373	(34)
Interest and other income (expense), net	$459	$554	$1,122	$424

11.  Comprehensive Income (Loss)

Comprehensive income (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in other comprehensive income (loss), but excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax.  The following is a summary of comprehensive income (loss) for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net income	$480	$284	$1,256	$701
Foreign currency translation adjustments	4,900	(6,463)	7,138	(11,735)

Total comprehensive income (loss)	$5,380	$(6,179)	$8,394	$(11,034)

12.  Commitments and Contingencies

Lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. The Company believes the outcome of these proceedings, if any, will not have a material impact on the Company’s financial position or results of operations.

13.  Letters of Credit and Guarantees

As of June 30, 2006 and December 31, 2005, the Company had bank guarantees of $7.2 million and $8.3 million, respectively, for its customer advances. These bank guarantees affect the availability of the Company’s lines of credit.

14.  Business Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, (SFAS 131) establishes standards for reporting information about reportable segments in financial statements of public business enterprises. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company reports financial results on the basis of two reportable segments: Bruker Daltonics and Bruker AXS. Bruker Daltonics manufactures and distributes mass spectrometry instruments that can be integrated and used along with other analytical instruments. Bruker AXS manufactures and distributes advanced X-ray instrumentation used in non-destructive molecular and elemental analysis in academic, research and industrial applications. Bruker BioSciences Corporation, the parent company of Bruker Daltonics and Bruker AXS, is the corporate entity that principally incurs certain public company costs.

Selected reportable segment financial information for the three and six months ended June 30, 2006 and 2005 is presented below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue:
Bruker Daltonics	$39,830	$37,362	$77,359	$80,005
Bruker AXS	39,113	34,068	76,970	66,582
Eliminations (a)	(1,103)	(62)	(2,079)	(308)
Total	$77,840	$71,368	$152,250	$146,279

Operating income (loss):
Bruker Daltonics	$1,660	$973	$4,465	$3,948
Bruker AXS	1,599	420	2,660	1,241
Eliminations (a)	(415)	—	(655)	—
Corporate	(1,651)	(482)	(3,468)	(1,739)
Total	$1,193	$911	$3,002	$3,450

(a)          represents transactions between segments which are eliminated in consolidation.

15.  Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation sets forth a recognition threshold and valuation method to recognize and measure an income tax position taken, or expected to be taken, in a tax return. The evaluation is based on a two-step approach. The first step requires an entity to evaluate whether the tax position would “more likely than not,” based upon its technical merits, be sustained upon examination by the appropriate taxing authority. The second step requires the tax position to be measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. In addition, previously recognized benefits from tax positions that no longer meet the new criteria would no longer be recognized. The application of this Interpretation will be considered a change in accounting principle with the cumulative effect of the change recorded to the opening balance of retained earnings in the period of adoption. This Interpretation will be effective for the Company on January 1, 2007. The Company is currently evaluating the Interpretation and the impact it may have on its results of operations and financial condition.

In November 2004, the FASB issued SFAS No. 151 Inventory Costs. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for the Company beginning with its fiscal year ending 2006.  The adoption of the provisions of this Statement did not have a material impact on our financial position, results of operations or cash flows.

16.  Subsequent Events and Disclosures Related to the Acquisition of Bruker Optics

On April 17, 2006, the Company and Bruker Optics entered into a definitive acquisition agreement pursuant to which the Company agreed to acquire all of the outstanding shares of Bruker Optics. The acquisition agreement was signed following its unanimous approval by a Special Committee of independent directors of the Company, as well as by all independent directors of the Board of Directors of the Company, with the non-independent directors recusing themselves from the Board vote.  The agreement was also unanimously approved by the Board of Bruker Optics.

On June 29, 2006, the acquisition was approved by the stockholders of the Company, and the closing of the acquisition occurred on July 1, 2006. The total purchase value of the acquisition was $135 million and was paid with approximately 59% cash, or approximately $80 million, and 41% in the Company’s common stock resulting in the issuance of an additional 11,375,344 shares of the Company’s common stock.

Both the Company and Bruker Optics were majority owned by five affiliated stockholders prior to the acquisition. As a result, the acquisition of Bruker Optics by the Company is considered a business combination of companies under common control, and is being accounted for in a manner similar to a pooling-of-interests. Accordingly, the acquisition of Bruker Optics, as it relates to the portion under common ownership (approximately 96%), is being accounted for at historical carrying values. The portion not under the common ownership of the five affiliated stockholders (approximately 4%) is being accounted for using the purchase method of accounting (at fair value) on a pro rata basis. Any excess purchase price of the interest not under common control over the fair value of the related net assets acquired is being accounted for as goodwill and intangible assets.

The following unaudited summary financial information presents the consolidated results of operations of the Company and Bruker Optics, had they been combined for all periods presented. The combined results presented below are not necessarily indicative of results that may occur in the future (dollars in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	$100,483	$89,316	$195,339	$179,677
Net income	$2,524	$1,364	$5,784	$2,675
Basic and diluted—net income per share	$0.02	$0.01	$0.06	$0.03
Weighted average shares outstanding
Basic	101,456	100,847	101,430	100,847
Diluted	101,869	100,974	101,779	100,966

Included in net income for the three and six months ended June 30, 2006 are $2.8 million and $4.0 million, respectively, of acquisition related charges.

On July 5, 2006, the Company entered into a line of a credit with the ability to draw down funds of up to $40 million.  Outstanding balances on the line of credit are due on demand, and no financial covenants exist on the line of credit. In connection with the acquisition of Bruker Optics described above, the Company utilized $20 million under the line of credit to finance a portion of the cash purchase price.

On July 18, 2006, the Company acquired KeyMaster Technologies, Inc., a manufacturer and distributor of handheld X-ray analysis products.  KeyMaster is located in Kennewick, Washington.  The aggregate purchase price for KeyMaster was $10.0 million and was funded by utilizing an additional $10 million of the Company’s line of credit, which was entered into on July 5, 2006.  The results of KeyMaster will be included in the Bruker AXS segment from the date of acquisition.

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

•                  Results of operations. This section provides our analysis of the significant line items in our consolidated statement of operations for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005.

•                  Liquidity and capital resources. This section provides an analysis of our liquidity and cash flow and a discussion of our outstanding debt and commitments.

EXECUTIVE OVERVIEW

Bruker BioSciences and its wholly-owned subsidiaries design, manufacture, market and service proprietary life science and materials research systems based on mass spectrometry core technology platforms and X-ray technologies. We also manufacture and distribute a broad range of field analytical systems for chemical, biological, radiological and nuclear (CBRN) detection. We currently report financial results on the basis of two reportable segments: Bruker Daltonics and Bruker AXS. Management is currently reevaluating the internal reporting structure due to the Bruker Optics acquisition, which may require a change to our segment reporting. This evaluation is expected to be completed in the third quarter of 2006. Bruker Daltonics is a leading manufacturer of innovative mass spectrometry-based instruments and accessories used by pharmaceutical, biotechnology, proteomics and molecular diagnostics companies, academic institutions, and government agencies in their research that can also be integrated and used along with other analytical instruments. Bruker Daltonics also manufactures and distributes a broad range of field analytical systems for CBRN detection. Bruker AXS primarily engages in the business of manufacturing and distributing advanced instrumentation and automated solutions based on X-ray technology with the purpose of addressing the needs of our customers in the discovery of new drugs, drug targets and advanced materials, as well as industrial QA/QC applications. Typical customers of Bruker AXS’ products and solutions include biotechnology and pharmaceutical companies, semiconductor industries, chemical, cement and petroleum companies, raw material manufacturers, and academic and government research institutions.

We maintain major technical centers in Europe, North America and Japan, have sales offices located throughout the world and our corporate headquarters is located in Billerica, Massachusetts. Our business strategy is to capitalize on our proven ability to innovate and generate rapid revenue growth, both organically and through acquisitions. Our revenue growth strategy, combined with continued improvements to our gross profit margins and increased leverage on our research and development, sales and marketing and distribution investments and general and administrative expenses, are expected to enhance our operating margins and improve our earnings in the future.

For the six months ended June 30, 2006, excluding the effect of foreign currency translation, our revenues grew by 8.3% to $77.8 million. Of this revenue growth, 3.5% was related to acquisitions and the remainder was organic.   We continue to focus on improving our profitability, and our gross profit margins for product and service revenues improved from 41.9% during the six months ended June 30, 2005 to 43.6% for the six months ended June 30, 2006, reflecting improvements realized from ongoing gross profit margin improvement programs and contributions from our recent acquisitions.  We continue to invest in sales and marketing initiatives, primarily headcount increases, which has resulted in our sales and marketing expenses as a percentage of product and service revenue to increase year-over-year.  We expect these investments to result in increased revenues in future periods.  Our ongoing cost control initiatives resulted in decreases in both general and administrative and research and development expenses as a percentage of product and service revenue during the first half of 2006 compared to the first half of 2005.

On April 17, 2006, we announced that we planned to acquire Bruker Optics.  On June 29, 2006 the shareholders of the Company approved the acquisition of Bruker Optics, and on July 1, 2006 the acquisition was completed. With the addition of Bruker Optics, the Company increases and diversifies its market presence, technology base, product line, global distribution and customer support capabilities.  We believe this acquisition will increase our ‘critical mass’ in many of the markets we serve, create revenue synergies, diversify our customer and revenue base and expand our product and service offerings, all of which should provide us with revenue growth opportunities and accelerate our drive to improve our margins, net income and operating cash flow. The acquisition of Bruker Optics also provides us access to new market segments and applications, particularly in pharmaceutical process analytical technologies and pharma-forensics, as well as in food and beverage and feed and agricultural analysis.

On July 18, 2006, we acquired KeyMaster Technologies which will provide us with access to the fast growing handheld and portable X-ray analysis market.  We believe the technologies KeyMaster has developed, and the markets it serves, are highly complimentary to our core businesses.

On January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. This standard revised the measurement, valuation and recognition of financial accounting and reporting standards for equity-based compensation plans contained in SFAS No. 123, Accounting for Stock Based Compensation. The new standard required companies to expense the value of employee stock options and similar equity-based compensation awards based on fair value recognition provisions determined on the date of grant.

We adopted SFAS No. 123(R) using the modified prospective transition method, which required the application of the accounting standard on January 1, 2006, the effective date of the standard for us. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The effect of implementing SFAS No. 123 (R) was not typically material to the overall results of operations or specific line items within the consolidated statement of operations, and as a result was not referenced often within the discussions on results of operations in the accompanying MD&A. For the six months ended June 30, 2006, the $0.4 million, net of tax, in stock-based compensation expense was allocated as follows (in thousands):

Six months ended
June 30, 2006

Sales and Marketing	$184
General and Administrative	144
Research and Development	60

Total stock-based compensation expense	$388

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

Results of Operations

Three months ended June 30, 2006 compared to the three months ended June 30, 2005

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment for the three months ended June 30, 2006 and 2005 (dollars in thousands):

				Percentage
	2006	2005	$ Change	Change
Bruker Daltonics	$39,830	$37,362	$2,468	6.6%
Bruker AXS	39,113	34,068	5,045	14.8%
Eliminations (a)	(1,103)	(62)	(1,041)
Total Revenue	$77,840	$71,368	$6,472	9.1%

(a)          represents revenue recorded on transactions between segments which is eliminated in consolidation.

Bruker Daltonics’ revenue increased by $2.5 million, or 6.6%, to $39.8 million for the three months ended June 30, 2006 compared to $37.4 million for the comparable period in 2005. Included in this change in revenue is approximately $0.2 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue increased by 7.1%. The increase in revenue excluding the effect of foreign exchange is a result of an increase in life science systems units accepted in the second quarter of 2006 compared to the second quarter of 2005 and improved aftermarket sales, partially offset by reduced CBRN detection systems revenue year-over-year and continued pricing pressures from increased competition, particularly in the life science systems sales.   Aftermarket revenues include accessory sales, consumables, training and services. Included in other revenue during the three months ended June 30, 2006 and 2005 are grant revenues from various projects for early-stage research and development projects funded by the German and United States governments. Life science systems, CBRN detection systems and aftermarket revenue as a percentage of Bruker Daltonics’ product and service revenue were as follows during the three months ended June 30, 2006 and 2005:

	2006		2005
		Percentage of		Percentage of
		Segment Product		Segment Product
	Revenue	and Service Revenue	Revenue	and Service Revenue
Life Science Systems	$30,651	77.4%	$25,690	70.0%
CBRN Detection Systems	2,045	5.2%	4,358	11.9%
Bruker Daltonics Aftermarket	6,901	17.4%	6,646	18.1%
Product and Service Revenue	39,597	100%	36,694	100%
Grant Revenue	233		668
Total Revenue	$39,830		$37,362

Bruker AXS’ revenue increased by $5.0 million, or 14.8%, to $39.1 million for the three months ended June 30, 2006 compared to $34.1 million for the comparable period in 2005. Included in this change in revenue is approximately $0.2 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue increased by 15.3%. The increase in revenue is attributable to two acquisitions which were completed in the fourth quarter of 2005, which represented approximately 8% of the revenue growth, and an increase in materials research system sales, other systems and aftermarket revenue. Other system revenue relates primarily to the distribution of products not manufactured by Bruker AXS. X-ray systems, other systems and aftermarket revenue as a percentage of Bruker AXS’ product and service revenue were as follows during the three months ended June 30, 2006 and 2005:

	2006		2005
		Percentage of		Percentage of
		Segment Product		Segment Product
	Revenue	and Service Revenue	Revenue	and Service Revenue
X-Ray Systems	$25,587	65.4%	$22,486	66.0%
Other System Revenue	1,931	5.0%	997	2.9%
Bruker AXS Aftermarket	11,595	29.6%	10,585	31.1%
Total Product and Service Revenue	$39,113	100%	$34,068	100%

Cost of Revenue

The following table presents cost of product and service revenue and gross profit margins on product and service revenue by reportable segment for the three months ended June 30, 2006 and 2005 (dollars in thousands):

	2006		2005
	Cost of	Gross Profit	Cost of	Gross Profit
	Revenue	Margin	Revenue	Margin
Bruker Daltonics	$23,161	41.5%	$20,952	42.9%
Bruker AXS	21,865	44.1%	19,933	41.5%
Eliminations (a)	(1,148)		(62)
Total Cost of Revenue	$43,878	43.5%	$40,823	42.3%

(a)          represents the cost of revenues between segments which is eliminated in consolidation.

Bruker Daltonics’ cost of product and service revenue for the three months ended June 30, 2006 was $23.2 million, resulting in a gross profit margin of 41.5%, compared to cost of product and service revenue of $21.0 million, or a gross profit margin of 42.9% for the comparable period in 2005. The decrease in gross profit margin is primarily attributable to lower CBRN detection system revenues year-over-year and pricing pressures due to increased competition, primarily in our life science system sales.

Bruker AXS’ cost of product and service revenue for the three months ended June 30, 2006 was $21.9 million, resulting in a gross profit margin of 44.1%, compared to cost of product and service revenue of $19.9 million, or a gross profit margin of 41.5% for the comparable period in 2005. The increase in gross profit margin is primarily attributable to the higher margin businesses acquired in the fourth quarter of 2005, the realization of benefits from various ongoing gross profit margin improvement programs and better capacity utilization as a result of increased revenues year-over-year, partially offset by lower gross profit margins realized on other system revenue.

Sales and Marketing

The following table presents sales and marketing expense and sales and marketing expense as a percentage of product and service revenue by reportable segment for the three months ended June 30, 2006 and 2005 (dollars in thousands):

	2006		2005
		Percentage of		Percentage of
	Sales and	Segment Product	Sales and	Segment Product
	Marketing	and Service Revenue	Marketing	and Service Revenue
Bruker Daltonics	$7,137	18.0%	$6,003	16.4%
Bruker AXS	8,289	21.2%	7,382	21.7%
Total Sales and Marketing	$15,426	19.9%	$13,385	18.9%

Bruker Daltonics’ sales and marketing expense for the three months ended June 30, 2006 increased to $7.1 million, or 18.0% of product and service revenue, from $6.0 million, or 16.4% of product and service revenue for the comparable period in 2005. The increase in sales and marketing expense as a percentage of product and service revenue is attributable to incremental investments in various sales and marketing initiatives, primarily headcount related.

Bruker AXS’ sales and marketing expense for the three months ended June 30, 2006 increased to $8.3 million, or 21.2% of product and service revenue, from $7.4 million, or 21.7% of product and service revenue for the comparable period in 2005. The increase in sales and marketing expense is primarily attributable to increased headcount related to the acquisitions in the fourth quarter of 2005.

General and Administrative

The following table presents general and administrative expense and general and administrative expense as a percentage of product and service revenue by reportable segment for the three months ended June 30, 2006 and 2005 (dollars in thousands):

	2006		2005
		Percentage of		Percentage of
	General and	Segment Product	General and	Segment Product
	Administrative	and Service Revenue	Administrative	and Service Revenue
Bruker Daltonics	$1,620	4.1%	$2,388	6.5%
Bruker AXS	3,181	8.1%	2,417	7.1%
Corporate	731		482
Total General and Administrative	$5,532	7.1%	$5,287	7.5%

Bruker Daltonics’ general and administrative expense for the three months ended June 30, 2006 decreased to $1.6 million, or 4.1% of product and service revenue, from $2.4 million, or 6.5% of product and service revenue for the comparable period of 2005. The decrease in general and administrative expenses is primarily attributable to lower bad debt expense year-over-year and benefits from ongoing cost reduction initiatives.

Bruker AXS’ general and administrative expenses for the three months ended June 30, 2006 increased to $3.2 million, or 8.1% of product and service revenue, from $2.4 million, or 7.1% of product and service revenue for the comparable period in 2005. The increase in general and administrative expenses is primarily due to increased headcount and intangible asset amortization associated with the acquisitions completed in the fourth quarter of 2005 and first quarter of 2006.

Corporate general and administrative expense for the three months ended June 30, 2006 increased to $0.7 million from $0.5 million for the comparable period in 2005. Corporate general and administrative expenses represent expenses associated with being a public company not allocated to our reportable segments, including legal fees, audit and consulting fees, salaries and filing fees. The increase in expenses is primarily attributable to stock-based compensation charges in the second quarter of 2006 not recorded in the second quarter of 2005, and increased headcount year-over-year.

Research and Development

The following table presents research and development expense and research and development expense as a percentage of product and service revenue by reportable segment for the three months ended June 30, 2006 and 2005 (dollars in thousands):

	2006		2005
		Percentage of		Percentage of
	Research and	Segment Product	Research and	Segment Product
	Development	and Service Revenue	Development	and Service Revenue
BrukerDaltonics	$6,394	16.1%	$7,045	19.2%
Bruker AXS	4,225	10.8%	3,917	11.5%
Total Research and Development	$10,619	13.7%	$10,962	15.5%

Bruker Daltonics’ research and development expense for the three months ended June 30, 2006 decreased to $6.4 million, or 16.1% of product and service revenue, from $7.0 million, or 19.2% of product and service revenue for the comparable period in 2005. The decrease in research and development expense is primarily attributable to a decrease in material purchases during the second quarter of 2006 compared to the second quarter of 2005 and to a reduction in headcount year-over-year.

Bruker AXS’ research and development expense for the three months ended June 30, 2006 increased to $4.2 million, or 10.8% of product and service revenue, from $3.9 million, or 11.5% of product and service revenue for the comparable period in 2005. The increase in research and development expense is primarily attributable to an increase in headcount resulting from the acquisitions completed in the fourth quarter of 2005 and first quarter of 2006.

Acquisition Related Charges

On April 17, 2006, the Company announced that it had entered into a definitive agreement to acquire all of the stock of molecular spectroscopy company Bruker Optics.  The acquisition of Bruker Optics was approved by the Company’s shareholders on June 29, 2006 and was subsequently completed on July 1, 2006. Since this acquisition represents a business combination of companies under common control due to a majority ownership by individuals in both the Company and Bruker Optics, this acquisition is being accounted for in a manner similar to a pooling-of-interest. As a result, transaction costs are being expensed as incurred rather than being included in a purchase price allocation. During the second quarter of 2006, the Company incurred acquisition related charges totaling $1.2 million, which consisted of investment banking, legal and accounting fees.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, during the three months ended June 30, 2006 was $0.5 million, compared to $0.6 million during the three months ended June 30, 2005. During the three months ended June 30, 2006, the major component within interest and other income (expense), net, was net interest income of $0.5 million and losses on foreign currency transactions of $(0.3) million. During the three months ended June 30, 2005, the major components within interest and other income (expense), net, were net interest income of $0.4 million and gains on foreign currency transactions of $0.2 million.

Provision for Income Taxes

The income tax provision for the three months ended June 30, 2006 and 2005 was $1.1 million, representing effective tax rates of 68% and 78%, respectively. Our effective tax rate reflects our tax provision for non-U.S. entities only, since no benefit was recognized for losses incurred in the U.S. We will maintain a full valuation allowance for our U.S. net operating losses until such evidence exists that it is more likely than not that the loss carry forward amounts will be utilized to offset U.S. taxable income. Our tax rate may change over time as the amount or mix of income and taxes outside the U.S. changes. Our effective tax rate is calculated using our projected annual pre-tax income or loss and is affected by research and development tax credits, the expected level of other tax benefits, the impact of changes to the valuation allowance as well as changes in the mix of our pre-tax income and losses among jurisdictions with varying statutory tax rates and credits.

Minority Interest in Consolidated Subsidiaries

Minority interest in consolidated subsidiaries for the three months ended June 30, 2006 was $45,000 compared to $36,000 in the comparable period of 2005. The minority interest in subsidiaries represents the minority shareholders’ proportionate share of net income of those subsidiaries for the three months ended June 30, 2006 and 2005. For the three months ended June 30, 2006 and 2005, the minority interest relates to our two majority-owned subsidiaries, Incoatec GmbH and Baltic Scientific Instruments Ltd.

Six months ended June 30, 2006 compared to the six months ended June 30, 2005

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment for the six months ended June 30, 2006 and 2005 (dollars in thousands):

				Percentage
	2006	2005	$ Change	Change
Bruker Daltonics	$77,359	$80,005	$(2,646)	-3.3%
Bruker AXS	76,970	66,582	10,388	15.6%
Eliminations (a)	(2,079)	(308)	(1,771)
Total Revenue	$152,250	$146,279	$5,971	4.1%

(a)          represents revenue recorded on transactions between segments which is eliminated in consolidation.

Bruker Daltonics’ revenue decreased by $2.6 million, or 3.3%, to $77.4 million for the six months ended June 30, 2006 compared to $80.0 million for the comparable period in 2005. Included in this change in revenue is approximately $3.2 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue increased by 0.6%. The increase in revenue excluding the effect of foreign exchange is a result of higher life science system revenues year-over-year, partially offset by lower aftermarket revenues, which includes accessory sales, consumables, training and services, by lower sales of CBRN systems during the first half of 2006 compared to the fist half of 2005 and by continued pricing pressures from increased competition.   Included in other revenue for the six months ended June 30, 2006 and 2005 are grant revenues from various projects for early-stage research and development projects funded by the German and United States governments. Life science systems, CBRN detection systems and aftermarket revenue as a percentage of Bruker Daltonics’ product and service revenue were as follows during the six months ended June 30, 2006 and 2005.

	2006		2005
		Percentage of		Percentage of
		Segment Product		Segment Product
	Revenue	and Service Revenue	Revenue	and Service Revenue
Life Science Systems	$59,601	77.9%	$54,663	69.2%
CBRN Detection Systems	3,416	4.5%	8,675	11.0%
Bruker Daltonics Aftermarket	13,465	17.6%	15,667	19.8%
Product and Service Revenue	76,482	100%	79,005	100%
Grant Revenue	877		1,000
Total Revenue	$77,359		$80,005

Bruker AXS’ revenue increased by $10.4 million, or 15.6%, to $77.0 million for the six months ended June 30, 2006 compared to $66.6 million for the comparable period in 2005. Included in this change in revenue is approximately $2.6 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue increased by 19.5%. The increase in revenue is attributable to two acquisitions which were completed in the fourth quarter of 2005, which represented approximately 8% of the revenue growth, and an increase in materials research system sales, other systems and aftermarket revenue. Other system revenue relates primarily to the distribution of products not manufactured by Bruker AXS. X-ray systems, other systems and aftermarket revenue as a percentage of Bruker AXS’ product and service revenue were as follows during the six months ended June 30, 2006 and 2005:

	2006		2005
		Percentage of		Percentage of
		Segment Product		Segment Product
	Revenue	and Service Revenue	Revenue	and Service Revenue
X-Ray Systems	$51,276	66.6%	$46,083	69.2%
Other System Revenue	2,687	3.5%	2,125	3.2%
Bruker AXS Aftermarket	23,007	29.9%	18,374	27.6%
Total Product and Service Revenue	$76,970	100%	$66,582	100%

Cost of Revenue

The following table presents cost of product and service revenue and gross profit margins on product and service revenue by reportable segment for the six months ended June 30, 2006 and 2005 (dollars in thousands):

	2006		2005
	Cost of	Gross Profit	Cost of	Gross Profit
	Revenue	Margin	Revenue	Margin
Bruker Daltonics	$44,354	42.0%	$45,518	42.4%
Bruker AXS	43,156	43.9%	39,145	41.2%
Eliminations (a)	(2,169)		(308)
Total Cost of Revenue	$85,341	43.6%	$84,355	41.9%

(a)          represents the cost of revenues between segments which is eliminated in consolidation.

Bruker Daltonics’ cost of product and service revenue for the six months ended June 30, 2006 was $44.4 million, resulting in a gross profit margin of 42.0%, compared to cost of product and service revenue of $45.5 million, or a gross profit margin of 42.4% for the comparable period in 2005. The decrease in gross profit margin is primarily attributable to lower CBRN detection system revenues year-over-year and pricing pressures due to increased competition, primarily in our life science system sales.

Bruker AXS’ cost of product and service revenue for the six months ended June 30, 2006 was $43.2 million, resulting in a gross profit margin of 43.9%, compared to cost of product and service revenue of $39.1 million, or a gross profit margin of 41.2% for the comparable period in 2005. The increase in gross profit margin is primarily attributable to the higher margin businesses acquired in the fourth quarter of 2005, the realization of benefits from various ongoing gross profit margin improvement programs and better capacity utilization as a result of increased revenue period-over-period, partially offset by lower gross profit margins realized on other system revenue.

Sales and Marketing

The following table presents sales and marketing expense and sales and marketing expense as a percentage of product and service revenue by reportable segment for the six months ended June 30, 2006 and 2005 (dollars in thousands):

	2006		2005
		Percentage of		Percentage of
	Sales and	Segment Product	Sales and	Segment Product
	Marketing	and Service Revenue	Marketing	and Service Revenue
Bruker Daltonics	$12,907	16.9%	$11,823	15.0%
Bruker AXS	16,491	21.4%	13,714	20.6%
Total Sales and Marketing	$29,398	19.4%	$25,537	17.6%

Bruker Daltonics’ sales and marketing expense for the six months ended June 30, 2006 increased to $12.9 million, or 16.9% of product and service revenue, from $11.8 million, or 15.0% of product and service revenue for the comparable period in 2005. The increase in sales and marketing expense as a percentage of product and service revenue is attributable to incremental investments in various sales and marketing initiatives, primarily headcount related.

Bruker AXS’ sales and marketing expense for the six months ended June 30, 2006 increased to $16.5 million, or 21.4% of product and service revenue, from $13.7 million, or 20.6% of product and service revenue for the comparable period in 2005. The increase in sales and marketing expense is primarily attributable to increased headcount related to the acquisitions in the fourth quarter of 2005 and incremental investments in various sales and marketing initiatives during the first half of 2006.

General and Administrative

The following table presents general and administrative expense and general and administrative expense as a percentage of product and service revenue by reportable segment for the six months ended June 30, 2006 and 2005 (dollars in thousands):

	2006		2005
		Percentage of		Percentage of
	General and	Segment Product	General and	Segment Product
	Administrative	and Service Revenue	Administrative	and Service Revenue
Bruker Daltonics	$3,540	4.6%	$4,318	5.5%
Bruker AXS	6,205	8.1%	4,897	7.4%
Corporate	1,403		1,740
Total General and Administrative	$11,148	7.4%	$10,955	7.5%

Bruker Daltonics’ general and administrative expense for the six months ended June 30, 2006 decreased to $3.5 million, or 4.6% of product and service revenue, from $4.3 million, or 5.5% of product and service revenue for the comparable period of 2005. The decrease in general and administrative expenses is primarily attributable to lower bad debt expenses year-over-year and benefits from ongoing cost reduction initiatives.

Bruker AXS’ general and administrative expenses for the six months ended June 30, 2006 increased to $6.2 million, or 8.1% of product and service revenue, from $4.9 million, or 7.4% of product and service revenue for the comparable period in 2005. The increase in general and administrative expenses is primarily due to increased headcount and intangible asset amortization related to the acquisitions completed in the fourth quarter of 2005 and the first quarter of 2006.

Corporate general and administrative expense for the six months ended June 30, 2006 decreased to $1.4 million from $1.7 million for the comparable period in 2005. Corporate general and administrative expenses represent expenses associated with being a public company not allocated to our reportable segments, including legal fees, audit and consulting fees, salaries and filing fees. The decrease in expenses is primarily attributable to ongoing cost reduction initiatives, partially offset by stock-based compensation charges in 2006 not recorded in 2005, and increased headcount year-over-year.

Research and Development

The following table presents research and development expense and research and development expense as a percentage of product and service revenue by reportable segment for the six months ended June 30, 2006 and 2005 (dollars in thousands):

	2006		2005
		Percentage of		Percentage of
	Research and	Segment Product	Research and	Segment Product
	Development	and Service Revenue	Development	and Service Revenue
Bruker Daltonics	$12,366	16.2%	$14,398	18.2%
Bruker AXS	8,627	11.2%	7,584	11.4%
Total Research and Development	$20,993	13.9%	$21,982	15.1%

Bruker Daltonics’ research and development expense for the six months ended June 30, 2006 decreased to $12.4 million, or 16.2% of product and service revenue, from $14.4 million, or 18.2% of product and service revenue for the comparable period in 2005. The decrease in research and development expense is primarily attributable to a decrease in material purchases during the six months ended June 30, 2006 compared to the comparable period in 2005 and to a reduction in headcount year-over-year.

Bruker AXS’ research and development expense for the six months ended June 30, 2006 increased to $8.6 million, or 11.2% of product and service revenue, from $7.6 million, or 11.4% of product and service revenue for the comparable period in 2005. The increase in research and development expense is primarily attributable to an increase in headcount resulting from the acquisitions completed in the fourth quarter of 2005 and the first quarter of 2006, and increased material purchases during the first half of 2006 compared to the first half of 2005.

Acquisition Related Charges

On April 17, 2006, the Company announced that it had entered into a definitive agreement to acquire all of the stock of molecular spectroscopy company Bruker Optics.  The acquisition of Bruker Optics was approved by the Company’s shareholders on June 29, 2006 and was subsequently completed on July 1, 2006. Since this acquisition represents a business combination of companies under common control due to a majority ownership by individuals in both the Company and Bruker Optics, this acquisition is being accounted for in a manner similar to a pooling-of-interest. As a result, transaction costs are being expensed as incurred rather than being included in a purchase price allocation. During the six months ended June 30, 2006, the Company incurred and expensed acquisition related charges totaling $2.4 million, which consisted of investment banking, legal and accounting fees, compensation earned by the special committee of the Company’s Board of Directors and antitrust regulation filing fees.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, during the six months ended June 30, 2006 was $1.1 million, compared to $0.4 million during the six months ended June 30, 2005. During the six months ended June 30, 2006, the major component within interest and other income (expense), net, was net interest income of $1.0 million and losses on foreign currency transactions of $(0.3) million. During the six months ended June 30, 2005, the major components within interest and other income (expense), net, were net interest income of $0.7 million and losses on foreign currency transactions of $(0.2) million.

Provision for Income Taxes

The income tax provision for the six months ended June 30, 2006 was $2.8 million, or an effective tax rate of 67%, compared to an income tax provision of $3.1 million for the six months ended June 30, 2005, or an effective tax rate of 79%. Our effective tax rate reflects our tax provision for non-U.S. entities only, since no benefit was recognized for losses incurred in the U.S. We will maintain a full valuation allowance for our U.S. net operating losses until such evidence exists that it is more likely than not that the loss carry forward amounts will be utilized to offset U.S. taxable income. Our tax rate may change over time as the amount or mix of income and taxes outside the U.S. changes. Our effective tax rate is calculated using our projected annual pre-tax income or loss and is affected by research and development tax credits, the expected level of other tax benefits, the impact of changes to the valuation allowance as well as changes in the mix of our pre-tax income and losses among jurisdictions with varying statutory tax rates and credits.

Minority Interest in Consolidated Subsidiaries

Minority interest in consolidated subsidiaries for the six months ended June 30, 2006 was $93,000 compared to $103,000 in the comparable period of 2005. The minority interest in subsidiaries represents the minority shareholders’ proportionate share of net income of those subsidiaries for the six months ended June 30, 2006 and 2005. For the six months ended June 30, 2006 and 2005, the minority interest relates to our two majority-owned subsidiaries, Incoatec GmbH and Baltic Scientific Instruments Ltd.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, we had cash and short-term investments totaling $96.6 million, compared to $99.6 million as of December 31, 2005. On April 17, 2006, we announced that we had entered into a definitive agreement to acquire all of the stock of molecular spectroscopy company Bruker Optics for $135 million, to be paid approximately 59% in cash and 41% in our common stock. The acquisition was completed on July 1, 2006, resulting in a use of approximately $62 million of cash on hand to settle the cash component of the purchase price and acquisition related investment banking fees.  In addition, on July 5, 2006, we entered into a demand note for up to $40 million.  On July 5, 2006, we borrowed $20 million under the demand note to finance a portion of the Bruker Optics purchase price. On July 18, 2006, we borrowed an additional $10 million under the demand note to finance the acquisition of KeyMaster Technologies. Subsequent to the acquisitions of Bruker Optics and KeyMaster Technologies, we had approximately $47 million of cash on hand, which includes $13 million of cash acquired from Bruker Optics.  We also have approximately $62 million in outstanding debt, of which approximately $40 million is current. Based on our cash on hand subsequent to the acquisitions of Bruker Optics and KeyMaster Technologies, we believe we have sufficient cash to support our operating and investing needs for at least the next twelve months, but this depends on our profitability and our ability to manage working capital requirements. Future cash requirements could also be affected by additional future acquisitions that we may consider. Historically, we have financed our growth through a combination of debt financings and issuances of common stock. In the future, there can be no assurance that additional financing alternatives will be available to us if required, or if available, will be obtained with terms favorable to us.

During the six months ended June 30, 2006, net cash provided by operating activities was $0.3 million, compared to net cash provided by operating activities of $21.7 million during the six months ended June 30, 2005. The change in cash generated by operating activities was primarily attributable to an increase in inventory and accounts receivable, a decrease in customer deposits, and a tax refund received in the first half of 2005.

During the six months ended June 30, 2006, investing activities provided $40.5 million in cash compared to net cash used in investing activities of $0.8 million during the six months ended June 30, 2005. Cash provided by investing activities during the six months ended June 30, 2006 was attributable primarily to approximately $46.5 million from the redemption of short term investments offset by approximately $4.0 million used for acquisitions, net of cash acquired, and $1.9 million in capital expenditures.

In connection with our November 2005 acquisition of Roentec AG, additional consideration, in the amount of approximately $2.0 million, may be paid to Roentec’s former management, employee and consultant shareholders based on the 2006 and 2007 revenue performance of Roentec. If these payments are required, they will be comprised of either, at the option of the Company, 50% restricted stock of the Company and 50% cash, or 100% cash.

On January 17, 2006, we acquired Socabim SAS, a privately-held company focused on advanced X-ray analysis software for materials research based in Paris, France. The initial aggregate purchase price of approximately $8.8 million was paid through the issuance of 267,302 restricted shares of our common stock to Socabim’s two largest shareholders, which had an aggregate value of approximately $1.3 million as of the date of issuance, and an aggregate of $7.5 million was paid to all of the Socabim selling shareholders from cash on hand. Additional cash consideration, in the amount of approximately $1.5 million in total, may be paid through 2009 based on the future performance of Socabim.

During the six months ended June 30, 2006, financing activities provided $0.7 million of cash compared to a use of $2.9 million of cash during the six months ended June 30, 2005. The change in cash provided by financing activities in the first half of 2006 was due to increased proceeds from short-term borrowings.

We had a demand revolving line of credit with Citizens Bank in the United States in the amount of $2.5 million. The line of credit, which was secured by portions of our inventory, receivables and equipment in the United States, was used to support our working capital requirements and expired in June 2006. This line of credit was replaced by a new facility entered into on July 5, 2006. We maintain revolving lines of credit totaling approximately $32.6 million with various German and Japanese banks. The German and Japanese lines of credits are unsecured. As of June 30, 2006, approximately $8.8 million was outstanding on our German and Japanese lines of credit.

In addition to our lines of credit, we have both short-term and long-term notes payable with outstanding balances aggregating $22.8 million as of June 30, 2006. The interest rates on these obligations range from 1.19% to 8.01%. In 1999, we entered into an interest rate swap to hedge the variability of cash flows related to changes in interest rates on borrowings of variable debt obligations and pay a 4.6% fixed rate of interest and receive a variable rate of interest based on the Bond Market Association Municipal Swap Index. The interest rate swap has a notional value of $1.9 million which decreases in conjunction with the IRB payment schedule until the interest rate swap and IRB agreements terminate in December 2013.

The following table summarizes maturities for our significant financial obligations as of June 30, 2006 (in thousands):

		Less than	1-3	4-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Short-term borrowings	$9,613	$9,613	$—	$—	$—
Long-term borrowings	21,969	—	16,168	4,042	1,759
Pension	9,870	—	431	227	9,212
Total contractual obligations	$41,452	$9,613	$16,599	$4,269	$10,971

In connection with some of our outstanding debt, we are required to maintain certain financial ratios and meet other financial criteria. Additionally, we are subject to a variety of restrictive covenants that require bank consent if not met. As of June 30, 2006, the latest measurement date, we were in compliance with all financial covenants.

As of June 30, 2006, we have approximately $11.1 million of net operating loss carryforwards available to reduce future U.S. taxable income. These losses have various expiration dates through 2024. We also have research and development tax credits and foreign tax credits of approximately $11.7 million available to offset future U.S. tax liabilities that expire at various dates through 2024.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation sets forth a recognition threshold and valuation method to recognize and measure an income tax position taken, or expected to be taken, in a tax return. The evaluation is based on a two-step approach. The first step requires an entity to evaluate whether the tax position would “more likely than not,” based upon its technical merits, be sustained upon examination by the appropriate taxing authority. The second step requires the tax position to be measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. In addition, previously recognized benefits from tax positions that no longer meet the new criteria would no longer be recognized. The application of this Interpretation will be considered a change in accounting principle with the cumulative effect of the change recorded to the opening balance of retained earnings in the period of adoption. This Interpretation will be effective for the Company on January 1, 2007. The Company is currently evaluating the Interpretation and the impact it may have on its results of operations and financial condition.

In November 2004, the FASB issued SFAS No. 151 Inventory Costs. This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for the Company beginning with its fiscal year ending 2006.  The adoption of the provisions of this Statement did not have a material impact on our financial position, results of operations or cash flows.

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

While we may from time to time hedge specifically identified cash flows in foreign currencies using forward contracts, this foreign currency activity historically has not been material. The maturities of the forward exchange contracts, if or when entered into, generally would coincide with the settlement dates of the related transactions. Realized and unrealized gains and losses on these contracts would be recognized in the same period as gains and losses on the hedged items. As of June 30, 2006, there were no foreign currency forward contracts outstanding.

Realized foreign exchange gains (losses) were approximately $(0.3) million and $0.2 million for the three months ended June 30, 2006 and 2005, respectively and approximately $(0.3) million and $(0.2) million for the six months ended June 30, 2006 and 2005, respectively. As we continue to expand internationally, we evaluate currency risks and may enter into foreign exchange contracts on a more consistent basis or from time to time as the circumstances require to mitigate foreign currency exposure.

We have entered into foreign-denominated debt obligations. The currency effects of the debt obligations are reflected in interest and other income (expense), net, on the consolidated statement of operations. We also have foreign-denominated intercompany borrowing arrangements with our Bruker Daltonik GmbH subsidiary in Germany, our Bruker AXS GmbH subsidiary in Germany and our Bruker Nonius subsidiary in the Netherlands that affected accumulated other comprehensive income (loss). A 10% increase or decrease of the respective foreign exchange rate with our Bruker Daltonik GmbH subsidiary in Germany would result in a change in accumulated other comprehensive income (loss) of approximately $2.9 million or $(2.3) million, respectively. A 10% increase or decrease of the respective foreign exchange rate with our Bruker AXS subsidiary in Germany would result in a transaction gain (loss) of approximately $0.7 million or $(0.5) million, respectively. A 10% increase or decrease of the respective foreign exchange rate with our Bruker Nonius subsidiary in the Netherlands would result in a change in accumulated other comprehensive income (loss) of approximately $1.1 million or $(0.9) million, respectively.

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

In the United States, we have entered into an interest rate swap arrangement to limit the interest rate exposure on our $1.9 million industrial revenue bond to a fixed rate of 4.6%. We pay a 4.6% fixed rate of interest and receive a variable rate of interest based on the Bond Market Association Municipal Swap Index on a $1.9 million notional amount. Net interest payments or receipts are recorded as adjustments to interest expense. In addition, the instrument is recorded at fair market value on our balance sheet, and changes in the fair market value are recorded in current earnings since the arrangement is not considered an effective hedge. As of June 30, 2006, the fair value of the instrument was approximately $0.1 million, net of tax, and is recorded as a liability on the balance sheet.

In 2002, we entered into two derivative financial instruments; a cross currency interest rate swap and an interest rate swap. The cross currency interest rate swap of 2.0 million Euro secures a fixed interest rate of 1.75% per annum until January 4, 2012. The interest rate swap of 3.0 million Euro reduces the 6-month EURIBOR rate by 1.80% per annum until January 4, 2007. We entered into the financial instruments to manage our exposure to interest rates and foreign exchange risk. During the year ended December 31, 1999, we entered into an interest rate swap. By entering into this financial instrument, we obtained the right to borrow money at lower rates of interest. We continue to hold this financial instrument until we elect to exercise the option to borrow the money. Until the instrument becomes an effective hedge, it is considered speculative and is marked-to-market through interest and other income (expense), net, on the consolidated statement of operations. The change in fair value of the instrument was not material for any period presented. As of June 30, 2006, the fair value of the instrument was approximately $49,000 net of tax, and is recorded as a liability on the balance sheet.

A 10% increase or decrease in the average cost of our variable rate debt would not result in a material change in pre-tax interest expense.

Inflation

We do not believe inflation had a material impact on our business or operating results during any of the periods presented.

ITEM 4:  Controls and Procedures

Our Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2006. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls were effective at June 30, 2006.

We maintain internal controls and procedures designed to ensure that we are able to collect the information subject to required disclosure in reports we file with the United States Securities and Exchange Commission, and to process, summarize and disclose this information within the time specified by the rules set forth by the Securities and Exchange Commission.

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, we identified and disclosed material weaknesses in our internal control over financial reporting at one significant subsidiary whose operations and financial condition were significant to our consolidated financial statements. In response to these material weaknesses identified, we took steps to strengthen our internal controls over financial reporting at this significant subsidiary which were effective in remediating these material weaknesses in 2005. The steps included evaluating the roles and functions within the significant subsidiary’s accounting department and adding additional resources to support the controls surrounding inventory valuation and the financial statement close process. Temporary staff were used to perform additional procedures while management evaluated resources and systems, and permanent resources were in place by the end of the third quarter of 2005. In addition to augmenting our accounting personnel, management determined it was necessary to automate and establish certain preventive controls through the implementation of a fully integrated Materials Resource Planning (MRP) system. Management selected an MRP system during the third quarter of 2005 and completed the implementation of the new system at the beginning of the second quarter of 2006.

There were no other changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

If we are unable to make or complete future mergers, acquisitions or strategic alliances as a part of our growth strategy or integrate any mergers, acquisitions or strategic alliances, our business development may suffer.

Our strategy includes potentially expanding our technology base through selected mergers, acquisitions and strategic alliances. In 2005, our indirect subsidiary, Bruker AXS GmbH, acquired Roentec AG, a broad-based X-ray analysis instrumentation company based in Berlin, Germany, and our direct subsidiary, Bruker AXS, acquired the assets of the microanalysis business of Princeton Gamma-Tech Instruments, Inc., a company located in Rocky Hill, New Jersey. The acquired businesses were combined to form a new group within Bruker AXS that will focus on the X-ray microanalysis market, a market not previously addressed by Bruker AXS. In the first quarter of 2006, Bruker AXS GmbH completed its acquisition of Socabim SAS, a privately-held Paris, France based company focused on advanced X-ray materials research and analysis software. On July 1, 2006, we completed our acquisition of Bruker Optics. On July 18, 2006, Bruker AXS acquired KeyMaster, a developer and manufacturer of portable hand-held X-ray fluorescence (XRF) systems located in Kennewick, Washington.

We may seek to continue to expand our technology base through additional mergers, acquisitions and strategic alliances. If we fail to effect mergers, acquisitions and strategic alliances, our technology base may not expand as quickly and efficiently as possible. Without such complementary growth from selected mergers, acquisitions and strategic alliances, our ability to keep up with the evolving needs of the market and to meet our future performance goals could be adversely affected. However, we may not be able to find attractive candidates, or enter into mergers, acquisitions or strategic alliances on terms that are favorable to us, or successfully integrate the operations of companies that we acquire. In addition, we may compete with other companies for these merger, acquisition or strategic alliance candidates, which could make such a transaction more expensive for us. If we are able to successfully identify and complete a merger, acquisition or strategic alliance, it could involve a number of risks, including, among others:

•                  the difficulty of coordinating or consolidating geographically separate organizations and integrating personnel with different business backgrounds and corporate cultures;

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

As a result of the merger of Bruker Daltonics and Bruker AXS in July 2003, we recorded goodwill and other intangible assets, which must be periodically evaluated for potential impairment. In addition, the recent acquisitions of Roentec AG, SOCABIM, Bruker Optics and KeyMaster and the assets of the microanalysis business of Princeton Gamma-Tech Instruments resulted in additional goodwill and other intangible assets. We assess the realizability of the goodwill and other intangible assets annually as well as whenever events or changes in circumstances indicate that the assets may be impaired. These events or circumstances generally include operating losses or a significant decline in the earnings associated with the business segment these acquisitions are reported within. Our ability to realize the value of the goodwill will depend on the future cash flows of the business segment in addition to how well we integrate the businesses.

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

As of August 8, 2006, our majority stockholders, the five members of the Laukien family, owned, in the aggregate, approximately 63% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change in control of our Company and will make some transactions difficult or impossible to accomplish without the support of these stockholders.

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

On July 1, 2006, the Company acquired Bruker Optics, a molecular spectroscopy company located in Billerica, Massachusetts for $135 million, payable approximately 59% in cash and 41% in unregistered shares of the Company’s common stock to the Bruker Optics stockholders.   A total of 11,375,344 unregistered shares were issued to the Bruker Optics stockholders.   The issuance of the unregistered shares was in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.  Based upon the small number of holders of Bruker Optics capital stock receiving restricted shares of the Company’s common stock, their financial position and sophistication and the absence of any general solicitation, the transaction was determined not to involve any public offering.

ITEM 3:  Defaults Upon Senior Securities

None.

ITEM 4:  Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of the Company was held on June 29, 2006.  Proxies representing 87,560,475 shares were received (total shares outstanding as of the Record Date were 90,074,933).  The results of the voting at the Annual Meeting as to the proposals to approve (i) the acquisition of all of the outstanding stock of Bruker Optics and the issuance of shares of the Company’s common stock in connection with the acquisition of Bruker Optics, (ii) the amendment of the Company’s certificate of incorporation to increase the number of shares of common stock authorized for issuance from 150,000,000 to 200,000,000, (iii) the amendment of the Company’s amended and restated stock option plan to increase the number of shares of common stock for which options and restricted stock may be granted under the stock option plan from 6,320,000 to 8,000,000, (iv) the election of three Class III directors to hold office until the 2009 annual meeting of stockholders, and (v) the ratification of the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal year 2006 are set forth below:

To approve the acquisition of all of the outstanding stock of Bruker Optics and the issuance of shares of the Company’s common stock in connection with the acquisition of Bruker Optics:

Vote of the stockholders of the Company who are unaffiliated with the Laukien stockholders:

Votes for	30,081,355
Votes against	61,339
Votes abstaining	15,623
Broker non-votes	6,149,397

Vote of all of the stockholders:

Votes for	81,334,116
Votes against	61,339
Votes abstaining	15,623

To approve the amendment of the Company’s certificate of incorporation to increase the number of shares of common stock authorized for issuance from 150,000,000 to 200,000,000:

Votes for	81,187,353
Votes against	204,176
Votes abstaining	19,549
Broker non-votes	6,149,397

To approve the amendment of the Company’s amended and restated stock option plan to increase the number of shares of common stock for which options and restricted stock may be granted under the stock option plan from 6,320,000 to 8,000,000:

Votes for	79,779,690
Votes against	1,610,453
Votes abstaining	20,934
Broker non-votes	6,149,398

To elect three Class III directors:

(i) Mr. Richard D. Kniss

Votes for	87,077,828
Votes withheld	482,647

(ii) Mr. Jörg C. Laukien

Votes for	78,569,025
Votes withheld	8,991,450

(iii) Mr. William A. Linton

Votes for	87,077,714
Votes withheld	482,761

To ratify the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal year 2006:

Votes for	86,525,880
Votes against	1,023,983
Votes abstaining	10,612

Except as set forth above, there were no shares abstaining and no broker non-voting shares cast.

ITEM 5:  Other Information

None.

ITEM 6:  Exhibits

+2.5	Stock Purchase Agreement, dated as of July 18, 2006, by and among Bruker AXS Inc., KeyMaster Technologies, Inc., and the stockholders of KeyMaster Technologies, Inc. (1).
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1).
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1).
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2).

(1)                                  Filed herewith

(2)                                  Furnished herewith

+                                         Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bruker BioSciences Corporation

Date: August 9, 2006
/s/ Frank H. Laukien, Ph.D.
	By:	Frank H. Laukien, Ph.D. President, Chairman, Chief Executive Officer, and Director (Principal Executive Officer)

Date: August 9, 2006		/s/ William J. Knight
	By:	William J. Knight Chief Financial Officer (Principal Financial and Accounting Officer)