Form 10-Q
period 2006-09-30
BRUKER BIOSCIENCES CORP
filed 2006-11-09
CIK 1109354

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

As of November 7, 2006, there were 102,225,996 shares of the Registrant’s common stock outstanding.

Bruker BioSciences Corporation

Form 10-Q

For the Quarter Ended September 30, 2006

PART I   FINANCIAL INFORMATION

ITEM 1:  Financial Statements

Bruker BioSciences Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,151	$62,632
Short-term investments	—	46,419
Accounts receivable, net	71,912	67,913
Due from affiliated companies	4,624	6,464
Inventories	133,347	117,655
Other current assets	17,428	13,721
Total current assets	271,462	314,804
Property, plant and equipment, net	87,908	85,313
Intangibles and other assets	49,997	22,978
Total assets	$409,367	$423,095

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$29,377	$9,564
Accounts payable	21,112	17,211
Due to affiliated companies	7,746	6,175
Customer advances	42,403	38,175
Other current liabilities	76,948	76,884
Total current liabilities	177,586	148,009

Long-term debt	27,022	25,070
Other long-term liabilities	28,288	20,426
Commitments and contingencies (Note 13)
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued or outstanding at September 30, 2006 or December 31, 2005	—	—
Common stock, $0.01 par value, 200,000,000 and 150,000,000 shares authorized, 102,225,996 and 100,854,320 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	1,017	898
Other stockholders’ equity	175,454	228,692
Total shareholders’ equity	176,471	229,590
Total liabilities and shareholders’ equity	$409,367	$423,095

See the accompanying notes to financial statements.

Bruker BioSciences Corporation

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Product revenue	$91,928	$75,053	$264,104	$233,310
Service revenue	12,625	9,877	34,895	30,116
Other revenue	317	954	1,210	2,050
Total revenue	104,870	85,884	300,209	265,476

Cost of product revenue	50,659	41,151	143,414	127,657
Cost of service revenue	8,028	6,024	20,633	19,214
Total cost of revenue	58,687	47,175	164,047	146,871
Gross profit	46,183	38,709	136,162	118,605

Operating expenses:
Sales and marketing	19,063	15,860	58,795	50,436
General and administrative	7,239	6,385	20,319	18,889
Research and development	11,936	11,529	36,495	36,554
Acquisition related charges	961	—	5,829	—
Total operating expenses	39,199	33,774	121,438	105,879
Operating income	6,984	4,935	14,724	12,726

Interest and other income (expense), net	(491)	213	3,522	(282)
Income before income tax provision and minority interest in consolidated subsidiaries	6,493	5,148	18,246	12,444
Income tax provision	3,535	3,036	9,398	7,466
Income before minority interest in consolidated subsidiaries	2,958	2,112	8,848	4,978
Minority interest in consolidated subsidiaries	(18)	28	75	131
Net income	$2,976	$2,084	$8,773	$4,847
Net income per common share - basic and diluted	$0.03	$0.02	$0.09	$0.05
Weighted average common shares outstanding:
Basic	102,038	100,851	101,635	100,848
Diluted	102,704	101,044	102,090	100,995

See the accompanying notes to financial statements.

Bruker BioSciences Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Operating activities:
Net cash provided by operating activities	$17,835	$29,885

Investing activities:
Purchases of property and equipment	(5,037)	(3,614)
Sales of short-term investments	46,460	420
Acquisitions, net of cash acquired	(27,642)	—
Changes in restricted cash	(76)	(142)
Net cash provided by (used in) investing activities	13,705	(3,336)

Financing activities:
Proceeds from (payments of) short-term borrowings, net	19,521	(2,169)
Proceeds from (payments of) long-term debt, net	899	(5,023)
Proceeds from issuance of common stock	418	213
Payments to shareholders	(74,021)	—
Net cash used in financing activities	(53,183)	(6,979)

Effect of exchange rate changes on cash	3,162	(3,361)
Net change in cash and cash equivalents	(18,481)	16,209
Cash and cash equivalents at beginning of period	62,632	41,421
Cash and cash equivalents at end of period	$44,151	$57,630

Non-Cash Financing Activities
Issuance of common stock related to acquisitions	58,463	—

See the accompanying notes to financial statements.

Bruker BioSciences Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Description of Business and Basis of Presentation

Bruker BioSciences Corporation and its wholly-owned subsidiaries (the “Company”) design, manufacture, service and market proprietary life science and materials research systems based on mass spectrometry core technology platforms, X-ray technologies, optical emission spectroscopy (OES), and infrared and Raman molecular spectroscopy technology. The Company also sells a broad range of field analytical systems for chemical, biological, radiological and nuclear (CBRN) detection. The Company maintains major technical and manufacturing centers in Europe, North America and Japan and sales offices throughout the world. The Company’s diverse customer base includes pharmaceutical and biotechnology companies, advanced materials and semiconductor industries, various other industrial companies, academic institutions, medical research institutions and government agencies.

The financial statements represent the consolidated accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X. Accordingly, the financial information presented herein does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

On July 1, 2006, the Company completed its acquisition of Bruker Optics, Inc. (“Bruker Optics”).  Both the Company and Bruker Optics were majority owned by five affiliated stockholders prior to the acquisition. As a result, the acquisition of Bruker Optics by the Company is considered a business combination of companies under common control, and has been accounted for in a manner similar to a pooling-of-interests. Accordingly, the acquisition of Bruker Optics, as it relates to the portion under common ownership (approximately 96%), has been accounted for at historical carrying values. The portion not under the common ownership of the five affiliated stockholders (approximately 4%) has been accounted for using the purchase method of accounting (at fair value) on a pro rata basis. Any excess purchase price of the interest not under common control over the fair value of the related net assets acquired has been accounted for as goodwill and intangible assets. Because this acquisition was essentially considered a pooling of interests, all one-time transaction costs have been expensed as incurred rather than being added to goodwill. During the nine months ended September 30, 2006, the Company incurred and expensed acquisition related charges totaling $5.8 million, which consisted of investment banking, legal and accounting fees, compensation earned by the special committee of the Company’s Board of Directors and antitrust regulation filing fees. The consolidated balance sheets, statements of operations, statements of cash flows and notes to the financial statements presented in this Quarterly Report on Form 10-Q includes Bruker Optics because the acquisition was completed on July 1, 2006 and under pooling accounting all historical financial statements have been presented as if the companies had always been combined.

As a result of the Bruker Optics acquisition, management is currently reevaluating the internal reporting structure which may require a change to our segment reporting. This evaluation is expected to be completed in the fourth quarter of 2006. The Company currently reports financial results on the basis of the following three business segments:

1.                Bruker Daltonics Inc. (“Bruker Daltonics”) is a leading developer and provider of innovative life science tools based on mass spectrometry and also develops and provides a broad range of field analytical systems for CBRN detection.

2.                Bruker AXS Inc. (“Bruker AXS”) is a leading developer and provider of life science and advanced materials research tools for advanced X-ray and spark-OES instrumentation used in non-destructive molecular and elemental analysis in academic, research and industrial applications.

3.                Bruker Optics is a leading developer, manufacturer and provider of research, analytical and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy technology.

2.  Acquisition

 On July 1, 2006, the Company completed the acquisition of all of the outstanding stock of Bruker Optics in accordance with the terms of the stock purchase agreement dated as of April 17, 2006.  The acquisition of Bruker Optics represented a business combination of companies under common control due to the majority ownership of both companies by five related individuals as an affiliated shareholder group. As a result, the acquisition, as it related to the shares owned by these affiliated shareholders (approximately 96%), was accounted for in a manner similar to a pooling-of-interest, or at historical carrying value. The acquisition of the shares of the non-affiliated shareholders (approximately 4%) was accounted for using the purchase method of accounting, or at fair value, in a manner similar to the acquisition of a minority interest. The excess purchase price of the interest not under common control over the fair value of the related net assets was recorded as intangible assets and goodwill.

Upon completion of the acquisition, the Company paid an aggregate of $135 million of consideration to the Bruker Optics stockholders and holders of Bruker Optics stock options, of which approximately $79 million was paid in cash and approximately $56 million was paid in restricted unregistered shares of Company common stock.  $13.5 million of the cash payment to the Bruker Optics stockholders will be held in escrow until the later of (x) the thirtieth day following receipt by the Company of Bruker Optics’ audited financial statements for the fiscal year ended December 31, 2006, or (y) the resolution of any indemnification claim pending as of the receipt of such audited financial statements. In addition, $1 million of the cash payment to the Bruker Optics stockholders will be held in escrow until the later of (x) the twentieth day after the Company delivers a closing balance sheet to the Bruker Optics stockholders, which balance sheet is to be delivered within 90 days of the closing of the acquisition, or (y) the resolution of any objections to the balance sheet.

The fair value of the consideration paid for the acquisition of the minority interest was approximately $5.1 million, including cash of $4.7 million and common stock valued at $0.4 million. The value of the shares of common stock issued to the non-affiliated shareholder in connection with the merger was determined using a trailing average of the closing market prices of Bruker BioScience’s stock for a period of ten consecutive trading days ending three days prior to the closing of the acquisition, which occurred on July 1, 2006.

The Company is currently in the process of completing the valuation of the fair value of cetain assets acquired. All information presented below is subject to change upon completion of the valuation in the fourth quarter of 2006. The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition of the minority interest (in thousands):

Current assets	$42,387
Property, plant and equipment	13,174
Intangible assets	20,047
Other assets	72
Total assets	75,680
Current liabilities	34,485
Long-term debt	3,463
Other liabilities	2,075
Total liabilities assumed	40,023
Net assets	35,657
Minority interest percentage	4.1%
Net assets acquired	1,462
Goodwill	3,680
Total purchase price	$5,142

The purchase price for the 4.1% minority interest acquired was allocated to the net assets acquired on a pro rata basis in accordance with SFAS No. 141, Business Combinations. Accordingly, estimated acquisition related intangibles total $0.8 million and are being amortized over fours years. In addition, approximately $5.3 million of acquired intangible assets were assigned to in-process research and development projects of which the 4.1% minority interest, or approximately $0.2 million, was written off at the date of acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.  The projects that were estimated to qualify as acquired in-process research and development projects were those that had not yet reached technology feasibility and for which no future alternative uses existed. The value assigned to the in-process research and development projects was determined using estimates based on historical acquisitions since the valuation was not complete as of September 30, 2006.

The $3.7 million of goodwill acquired from Bruker Optics in connection with the merger was assigned to the Company’s Bruker Optics subsidiary, currently a reportable operating segment, and will not be deductible for tax purposes since the merger was a tax-free merger.

The incremental effect, which represents the contribution from Bruker Optics, of the change in reporting entity for all periods presented is as follows (in thousands except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Income before income tax provision and
minority interest in consolidatd subsidiaries	$5,070	$1,645	$12,405	$5,022
Net income	3,350	1,007	7,715	3,041
Net income per share - basic and diluted	$0.03	$0.01	$0.08	$0.03

On July 18, 2006, the Company acquired all of the capital stock of KeyMaster Technologies, Inc. (“KeyMaster”), a Delaware corporation located in Kennewick, Washington.  In accordance with the stock purchase agreement, the Company paid an aggregate of $10 million of cash consideration to the stockholders of KeyMaster, of which $1 million will be held in escrow until the later of (x) July 18, 2007, or (y) the resolution of any indemnification claim pending as July 18, 2007. The results of KeyMaster have been included in the Bruker AXS segment from the date of acquisition. Pro forma information to reflect the KeyMaster acquisition has not been presented as the impact on revenues and net income, and net income per common share would not have been material.

On September 6, 2006, the Company acquired all of the capital stock of Quantron GmbH, a spark-OES company based in Kleve, Germany (“Quantron”).  In accordance with the stock purchase agreement, at the closing, the Company paid an aggregate of approximately $6.3 million of consideration to the Sellers, of which approximately $5.0 million was paid in cash and approximately $1.3 million was paid in the issuance of an aggregate of 202,223 restricted unregistered shares of the Company’s common stock, par value $0.01 per share, to Quantron’s two largest shareholders. Pursuant to the earn-out provisions of the stock purchase agreement, up to an aggregate of $4.7 million of additional cash consideration may be paid through 2009 based on future performance of Quantron. The Company is currently evaluating whether the additional payments will be treated as additional purchase price or compensation. The results of Quantron have been included in the Bruker AXS segment from the date of acquisition. Pro forma information to reflect the Quantron acquisition has not been presented as the impact on revenues and net income, and net income per common share would not have been material.

On January 17, 2006, the Company acquired Socabim SAS, a privately-held company focused on advanced X-ray analysis software for materials research based in Paris, France. The initial aggregate purchase price of approximately $8.8 million was paid through the issuance of 267,302 restricted shares of common stock of the Company to Socabim’s two largest shareholders, which had an aggregate value of approximately $1.3 million as of the date of issuance, and an aggregate of $7.5 million was paid to all of the Socabim selling shareholders from cash on hand. Additional cash consideration, in the amount of approximately $1.5 million in total, may be paid through 2009 based on the future performance of Socabim, which will be accounted for as additional purchase price. Prior to the acquisition, the Company licensed from Socabim software that is used in various Bruker AXS systems. Bruker AXS was Socabim’s principal customer before the acquisition which required the Company to evaluate the preexisting relationship with Socabim in accordance with Emerging Issues Task Force No. 04-1, “Accounting for Preexisting Relationships between the Parties to a Business Combination.”  EITF 04-1 requires an analysis to be performed to determine whether there has been an effective settlement of a preexisting executory contract that was either favorable or unfavorable to the acquirer. To the extent there was an executory contract that was either favorable or unfavorable to the acquirer, a gain or loss is recognized. Management determined there was no settlement of a preexisting executory contract in the acquisition of Socabim and, accordingly, no gain or loss was recognized. The results of Socabim have been included in the Bruker AXS segment from the date of acquisition. Pro forma information to reflect the Socabim acquisition has not been presented as the impact on revenues and net income, and net income per common share would not have been material.

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

The total number of shares issuable under the plan is 8,000,000, all of which have been registered on Form S-8 (Reg. No. 333-47836, 333-107924 and 333-137090).

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

As of September 30, 2006, the Company’s primary types of share-based compensation were stock options and restricted stock. The Company recorded stock-based compensation expense for the three and nine months ended September 30, 2006 as follows (in thousands):

	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006
Stock options	$277	$736
Restricted stock	155	229
Total stock-based compensation, pre-tax	432	965
Tax benefit	121	266
Total stock-based compensation, net of tax	$311	$699

Restricted Stock

Restricted shares of the Company’s common stock are periodically awarded to executive officers, directors and certain key employees of the Company subject to a service restriction which expires ratably over a period of five years. The restricted shares of common stock may not be sold or transferred during the restriction period. Stock compensation for restricted stock is recorded based on the stock price on the grant date and charged to expense ratably through the restriction period. The following table summarizes information about restricted stock activity during the nine months ended September 30, 2006:

		Weighted
	Shares	Average
	Subject to	Grant Date
	Restriction	Fair Value
Outstanding at December 31, 2005	—	$—
Granted	630,550	5.23
Vested	—	—
Forfeited	(4,700)	5.00
Outstanding at September 30, 2006	625,850	$5.23

Unrecognized pretax expense of $2.8 million related to restricted stock awards is expected to be recognized over the weighted average remaining service period of 4.5 years for awards outstanding at September 30, 2006.

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

All stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock option activity for the nine months ended September 30, 2006 was as follows:

			Weighted
		Weighted	Average	Aggregate
	Shares	Average	Remaining	Intrinsic
	Subject to	Option	Contractual	Value
	Options	Price	Term (Yrs)	($’s in 000’s)
Outstanding at December 31, 2005	3,576,868	$6.43
Granted	695,250	5.23
Exercised	(77,354)	4.05
Forfeited	(190,047)	7.05
Outstanding at September 30, 2006	4,004,717	$6.23	5.1	$7,310
Exercisable at September 30, 2006	3,038,869	$6.72	4.8	$5,089

The following table summarizes information about stock options outstanding and exercisable at September 30, 2006:

	Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted	Aggregate		Weighted	Aggregate
		Remaining	Average	Intrinsic		Average	Intrinsic
Range of	Number	Contractual	Exercise	Value	Number	Exercise	Value
Exercise Prices	Outstanding	Term (Yrs)	Price	($’s in 000’s)	Exercisable	Price	($’s in 000’s)
$2.12 to $4.00	857,959	5.0	$3.20	$3,265	599,637	$3.14	$2,319
$4.01 to $6.00	2,020,204	5.5	5.14	3,769	1,312,678	5.11	2,494
$6.01 to $10.00	530,455	4.5	6.69	276	530,455	6.69	276
$10.01 to $13.00	227,849	5.4	11.05	—	227,849	11.05	—
$13.01 and above	368,250	4.6	15.64	—	368,250	15.64	—
	4,004,717	5.1	$6.23	$7,310	3,038,869	$6.72	$5,089

The intrinsic values above are based on the Company’s closing stock price of $7.01 on September 29, 2006. The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006 was $5.23. Unrecognized pretax expense of $2.8 million related to stock options is expected to be recognized over the weighted average remaining service period of 1.6 years for awards outstanding at September 30, 2006.

Prior Year Equity Compensation Expense

Prior to January 1, 2006, the Company applied the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock options. The exercise price of each option issued under the Plan equaled the closing market price of the Company’s stock on the date of grant and, therefore, the Company took no charges to the statement of operations with respect to stock options prior to January 1, 2006. The following table illustrates the effect on net income (loss) and net income (loss) per common share for the three and nine months ended September 30, 2005 had the Company applied the fair value recognition provisions of SFAS No. 123,  Accounting for Stock Based Compensation,  to equity-based compensation (in thousands, except per-share data):

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005

Net income, as reported	$2,084	$4,847
Deduct:
Total stock-based compensation expense determined using fair value based method for all awards, net of taxes	(641)	(1,917)
Net income, pro forma	$1,443	$2,930

Net income per common share:
Basic and diluted, as reported	$0.02	$0.05
Basic and diluted, pro forma	$0.01	$0.03

The fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	3.83%
Expected life	5 years
Volatility	67.7%
Expected dividend yield	0%

4.  Inventories

Inventories consisted of the following as of September 30, 2006 and December 31, 2005 (in thousands):

	September 30,	December 31,
	2006	2005

Raw materials	$35,722	$34,916
Work-in process	44,991	33,368
Demonstration units	15,277	18,450
Finished goods	37,357	30,921
Total inventories	$133,347	$117,655

5.  Goodwill and Other Intangible Assets

The following is a summary of other intangible assets subject to amortization as of September 30, 2006 and December 31, 2005 (in thousands):

			September 30, 2006			December 31, 2005
	Useful	Gross		Net	Gross		Net
	Lives	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	in Years	Amount	Amortization	Amount	Amount	Amortization	Amount
Existing technology and related patents	4-5	$5,227	$(1,451)	$3,776	$2,095	$(950)	$1,145
Customer relationships	5	310	(202)	108	310	(156)	154
Trade names	10	310	(100)	210	310	(76)	234
Total amortizable intangible assets		$5,847	$(1,753)	$4,094	$2,715	$(1,182)	$1,533

For the three months ended September 30, 2006 and 2005, the Company recorded amortization expense of approximately $0.3 million and $0.1 million, respectively, related to other amortizable intangible assets.  For the nine months ended September 30, 2006 and 2005, the Company recorded amortization expense of approximately $0.6 million and $0.4 million, respectively, related to other amortizable intangible assets.

The estimated future amortization expense related to other amortizable intangible assets is as follows (in thousands):

For the year ending December 31,	(in thousands)
2006 (a)	$464
2007	1,171
2008	952
2009	919
2010	496
Thereafter	92
Total	$4,094

(a)  Amount represents estimated amortization expense for the remaining three months ending December 31, 2006.

The carrying amount of goodwill as of September 30, 2006 and December 31, 2005 was $40.6 million and $17.5 million, respectively, and is primarily included in the Bruker AXS segment. The Company performs its annual test for indications of impairment as of December 31st each year. The Company completed its annual test for impairment as of December 31, 2005 and determined that goodwill was not impaired at that time.

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

Changes in the Company’s accrued warranty liability during the nine months ended September 30, 2006 were as follows

(in thousands):

Warranty accrual at December 31, 2005	$9,326
Accruals for warranties issued during the period	9,104
Settlements of warranty claims	(7,801)
Foreign currency impact	452
Warranty accrual at September 30, 2006	$11,081

7.  Line of Credit

On July 5, 2006, the Company issued a demand promissory note for a $40.0 million line of credit in the United States. The Company initially borrowed $20 million to finance a portion of the Bruker Optics purchase price; on July 18, 2006 the Company borrowed an additional $10 million to finance the acquisition of KeyMaster. As of September 30, 2006, the Company had $20 million of borrowings outstanding on the line of credit. The note bears interest at the bank’s prime rate, LIBOR plus 1%, or a LIBOR advantage rate plus 1% at the request of the Company.  All of the Company’s obligations under the line of credit are secured by the pledge to the bank of 100% of the capital stock of each of the Company’s wholly-owned domestic subsidiaries, each of which also pledged a portion of the stock of certain of their foreign subsidiaries.

8.  Provision for Income Taxes

For the three months ended September 30, 2006, the Company recorded an income tax provision of $3.5 million compared with an income tax provision of $3.0 million for the three months ended September 30, 2005.  For the nine months ended September 30, 2006, the Company recorded an income tax provision of $9.4 million compared with an income tax provision of $7.5 million for the nine months ended September 30, 2005.  In the United States, any income tax provision or benefit is currently recorded as an adjustment to the valuation allowance until sufficient positive evidence exists to support the reversal of a full valuation allowance.

9.  Employee Benefit Plans

The Company has a defined benefit retirement plan that covers substantially all employees of the Bruker AXS German subsidiary who were employed as of September 30, 1997. The plan provides pension benefits based upon final average salary and years of service.

The net periodic pension benefit cost includes the following components during the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Components of net periodic benefit cost
Service cost	$177	$154	$522	$480
Interest cost	98	93	290	288
Recognized actuarial loss	—	—	—	197
Amortization	(4)	(9)	(12)	(23)
Net periodic benefit cost	$271	$238	$800	$942

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

The following table sets forth the computation of basic and diluted average shares outstanding for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income, as reported	$2,976	$2,084	$8,773	$4,847

Weighted average shares outstanding:
Weighted average shares outstanding - basic	102,038	100,851	101,635	100,848
Net effect of dilutive stock options - based on treasury stock method	666	193	455	147
Weighted average shares outstanding - diluted	102,704	101,044	102,090	100,995
Net income per share - basic and diluted	$0.03	$0.02	$0.09	$0.05

11. Interest and Other Income (Expense), Net

The components of interest and other income (expense), net, were as follows for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Interest income	$294	$1,013	$1,939	$2,480
Interest expense	(762)	(592)	(1,556)	(1,546)
Exchange (losses) gains on foreign currency transactions	(68)	102	(1,165)	661
Appreciation (depreciation) of the fair value of derivative financial instruments	118	(337)	3,893	(1,879)
Other expense	(73)	27	411	2
Interest and other income (expense), net	$(491)	$213	$3,522	$(282)

12.  Comprehensive Income (Loss)

Comprehensive income (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in other comprehensive income (loss), but excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax.  The following is a summary of comprehensive income (loss) for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income	$2,976	$2,084	$8,773	$4,847
Foreign currency translation adjustments	(249)	(514)	8,265	(14,608)
Total comprehensive income (loss)	$2,727	$1,570	$17,038	$(9,761)

13.  Commitments and Contingencies

Lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. The Company believes the outcome of these proceedings, if any, will not have a material impact on the Company’s financial position or results of operations.

14.  Letters of Credit and Guarantees

As of September 30, 2006 and December 31, 2005, the Company had bank guarantees of $7.4 million and $8.3 million, respectively, for its customer advances. These bank guarantees affect the availability of the Company’s lines of credit.

15.  Business Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, (SFAS 131) establishes standards for reporting information about reportable segments in financial statements of public business enterprises. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Management is currently reevaluating the internal reporting structure due to the recent acquisition of Bruker Optics, which may require a change to our segment reporting.  This evaluation is expected to be completed in the fourth quarter of 2006. The Company reports financial results on the basis of three reportable segments: Bruker Daltonics, Bruker AXS and Bruker Optics. Bruker Daltonics manufactures and distributes mass spectrometry instruments that can be integrated and used along with other analytical instruments. Bruker AXS manufactures and distributes advanced X-ray instrumentation and spark-OES tools used in non-destructive molecular and elemental analysis in academic, research and industrial applications.  Bruker Optics manufactures and distributes infrared and Raman molecular spectroscopy instruments and solutions that can be used in analytical and research applications. Bruker BioSciences Corporation, the parent company of Bruker Daltonics, Bruker AXS and Bruker Optics, is the corporate entity that principally incurs certain public company costs.

Selected reportable segment financial information for the three and nine months ended September 30, 2006 and 2005 is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue:
Bruker Daltonics	$36,301	$36,949	$113,660	$116,954
Bruker AXS	47,015	33,938	123,985	100,520
Bruker Optics	24,517	16,085	69,373	51,134
Eliminations (a)	(2,963)	(1,088)	(6,809)	(3,132)
Total	$104,870	$85,884	$300,209	$265,476

Operating income (loss):
Bruker Daltonics	$1,242	$2,945	$5,707	$6,894
Bruker AXS	2,836	594	5,496	1,836
Bruker Optics	5,083	2,008	9,526	6,304
Eliminations (a)	459	—	100	43
Corporate	(2,636)	(612)	(6,105)	(2,351)
Total	$6,984	$4,935	$14,724	$12,726

(a)          represents transactions between segments which is eliminated in consolidation.

16.  Recent Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 158 Employers Accounting for Defined Benefit Pension and Other Postretirement Plans – which amends SFAS No. 87 Employers’ Accounting for Pensions, SFAS No. 88 Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106 Employers Accounting for Postretirement Benefits Other Than Pensions and SFAS No. 132(R) Employers’ Disclosures about Pensions and Other Postretirement Benefits. This Statement requires an employer to recognize the overfunded or underfunded status of defined benefit pension and other post-retirement defined benefit plans, previously disclosed in the footnotes to the financial statements, as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position. In addition, this Statement will require disclosure of the effects of the unrecognized gains or losses, prior service costs and transition asset or obligation on the next fiscal year’s net periodic benefit cost. This Statement is effective for all financial statements issued for fiscal years ending after December 15, 2006 and retrospective application of this Statement is not permitted. The Company is in the process of evaluating the impact the adoption of SFAS No. 158 may have on its results of operations and financial position.

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

•                  Results of operations. This section provides our analysis of the significant line items in our consolidated statement of operations for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005.

•                  Liquidity and capital resources. This section provides an analysis of our liquidity and cash flow and a discussion of our outstanding debt and commitments.

EXECUTIVE OVERVIEW

On July 1, 2006, the Company completed its acquisition of Bruker Optics.  Both the Company and Bruker Optics were majority owned by five affiliated stockholders prior to the acquisition. As a result, the acquisition of Bruker Optics by the Company is considered a business combination of companies under common control, and has been accounted for in a manner similar to a pooling-of-interests. Accordingly, the acquisition of Bruker Optics, as it relates to the portion under common ownership (approximately 96%), has been accounted for at historical carrying values. The portion not under the common ownership of the five affiliated stockholders (approximately 4%) has been accounted for using the purchase method of accounting (at fair value) on a pro rata basis. Any excess purchase price of the interest not under common control over the fair value of the related net assets acquired has been accounted for as goodwill and intangible assets. Because this acquisition was essentially considered a pooling of interests, all one-time transaction costs have been expensed as incurred rather than being added to goodwill. During the nine months ended September 30, 2006, the Company incurred and expensed acquisition related charges totaling $5.8 million, which consisted of investment banking, legal and accounting fees, compensation earned by the special committee of the Company’s Board of Directors and antitrust regulation filing fees.  The historical financial statements within MD&A have been presented as if the companies had always been combined.

Bruker BioSciences and its wholly-owned subsidiaries design, manufacture, market and service proprietary life science and materials research systems based on mass spectrometry core technology platforms, X-ray technologies, optical emission spectroscopy (OES), and molecular spectroscopy technologies. We also manufacture and distribute a broad range of field analytical systems for chemical, biological, radiological and nuclear, or CBRN, detection. We currently report financial results on the basis of three reportable segments: Bruker Daltonics, Bruker AXS and Bruker Optics. As a result of the Bruker Optics acquisition, management is currently reevaluating the internal reporting structure which may require a change to our segment reporting. This evaluation is expected to be completed in the fourth quarter of 2006. Bruker Daltonics is a leading manufacturer of innovative mass spectrometry-based instruments and accessories used by pharmaceutical, biotechnology, proteomics and molecular diagnostics companies, academic institutions, and government agencies in their research that can also be integrated and used along with other analytical instruments. Bruker Daltonics also manufactures and distributes a broad range of field analytical systems for CBRN detection. Bruker AXS primarily engages in the business of manufacturing and distributing advanced instrumentation and automated solutions based on X-ray technology and spark-OES with the purpose of addressing the needs of our customers in the discovery of new drugs, drug targets and advanced materials, as well as industrial QA/QC applications. Typical customers of Bruker AXS’ products and solutions include biotechnology and pharmaceutical companies, semiconductor industries, chemical, cement, metals and petroleum companies, raw material manufacturers, and academic and government research institutions. Bruker Optics is a leading developer, manufacturer and provider of research, analytical and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy technology. Typical customers of Bruker Optics’ products and solutions include pharmaceutical and biotechnology companies, cement and petroleum companies, food, beverage and agricultural industries, and academic and government research institutions.

We maintain major technical and manufacturing centers in Europe, North America and Japan, we have sales offices located throughout the world and our corporate headquarters is located in Billerica, Massachusetts. Our business strategy is to capitalize on our proven ability to innovate and generate rapid revenue growth, both organically and through acquisitions. Our revenue growth strategy, combined with continued improvements to our gross profit margins and increased leverage on our research and development, sales and marketing and distribution investments and general and administrative expenses, are expected to enhance our operating margins and improve our earnings in the future.

For the nine months ended September 30, 2006, excluding the effect of foreign currency translation, our revenues grew by 15.0% to $300.2 million. Of this revenue growth, 5.6% was related to acquisitions and 9.4% was organic.   We continue to focus on improving our profitability and our gross profit margins for product and service revenues improved from 44.2% during the nine months ended September 30, 2005 to 45.1% for the nine months ended September 30, 2006, reflecting improvements realized from ongoing gross profit margin improvement programs and contributions from our recent acquisitions.  We continue to invest in sales and marketing initiatives, primarily headcount increases, which has resulted in our sales and marketing expenses as a percentage of product and service revenue to increase year-over-year.  We expect these investments to result in increased revenues in future periods.  Our ongoing cost control initiatives resulted in decreases in both general and administrative and research and development expenses as a percentage of product and service revenue during the first nine months of 2006 compared to the first nine months of 2005.

With the addition of Bruker Optics, we increased and diversified our market presence, technology base, product line, global distribution and customer support capabilities.  We believe the addition of Bruker Optics will help increase our ‘critical mass’ in many of the markets we serve, create revenue synergies, diversify our customer and revenue base and expand our product and service offerings, all of which should provide us with revenue growth opportunities and accelerate our drive to improve our margins, net income and operating cash flow. The acquisition of Bruker Optics also provides us access to new market segments and applications, particularly in pharmaceutical process analytical technologies and pharma-forensics, as well as in food and beverage and feed and agricultural analysis.

On July 18, 2006, we acquired KeyMaster which will provide us with access to the fast growing handheld and portable X-ray analysis market.  We believe the technologies KeyMaster has developed, and the markets it serves, are highly complimentary to our core businesses.

On September 6, 2006, we acquired Quantron which will complement our existing stationary X-ray fluorescence (XRF) systems for metal foundries, as well as our new handheld XRF product line.  We believe Quantron’s spark-OES systems and technology will further strengthen the industrial analysis business of Bruker AXS.

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

We adopted SFAS No. 123(R) using the modified prospective transition method, which required the application of the accounting standard on January 1, 2006, the effective date of the standard for us. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The effect of implementing SFAS No. 123 (R) was not typically material to the overall results of operations or specific line items within the consolidated statement of operations, and as a result was not referenced often within the discussions on results of operations in the accompanying MD&A. For the nine months ended September 30, 2006, the $0.7 million, net of tax, in stock-based compensation expense was allocated as follows (in thousands):

Nine months ended
September 30, 2006

Production and Logistics	$48
Sales and Marketing	326
General and Administrative	217
Research and Development	108
Total stock-based compensation expense	$699

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

•                  Revenue recognition. We recognize revenue from system sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, title and risk of loss has been transferred to the customer and collectibility of the resulting receivable is reasonably assured. Title and risk of loss is generally transferred to the customer upon receipt of a signed customer acceptance form for a system that has been shipped, installed, and for which the customer has been trained. As a result, the timing of customer acceptance or readiness could cause our reported revenues to differ materially from expectations. When products are sold through an independent distributor, a strategic distribution partner or an unconsolidated affiliated distributor, which assumes responsibility for installation, we recognize the system sale when the product has been shipped and title and risk of loss have been transferred. Our distributors do not have price protection rights or rights to return; however, our products are warranted to be free from defect for a period of one year. Revenue is deferred until cash is received when a significant portion of the fee is due over one year after delivery, installation and acceptance of a system. For arrangements with multiple elements, we recognize revenue for each element based on the fair value of the element, provided all other criteria for revenue recognition have been met. The fair value for each element provided in multiple element arrangements is typically determined by referencing historical pricing policies when the element is sold separately. Changes in our ability to establish the fair value for each element in multiple element arrangements could affect the timing of revenue recognition. Revenue from accessories and parts is recognized upon shipment and service revenue is recognized as the services are performed.

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

Results of Operations

Three months ended September 30, 2006 compared to the three months ended September 30, 2005

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment for the three months ended September 30, 2006 and 2005 (dollars in thousands):

				Percentage
	2006	2005	$ Change	Change

Bruker Daltonics	$36,301	$36,949	$(648)	-1.8%
Bruker AXS	47,015	33,938	13,077	38.5%
Bruker Optics	24,517	16,085	8,432	52.4%
Eliminations (a)	(2,963)	(1,088)	(1,875)
Total Revenue	$104,870	$85,884	$18,986	22.1%

(a)          represents revenue recorded on transactions between segments which is eliminated in consolidation.

Bruker Daltonics’ revenue decreased by $0.6 million, or 1.8%, to $36.3 million for the three months ended September 30, 2006 compared to $36.9 million for the comparable period in 2005. Included in this change in revenue is approximately $0.8 million from the impact of foreign exchange. Excluding the effect of the foreign exchange benefit, revenue decreased by 4.1%. The decrease in revenue excluding the effect of foreign exchange is a result of slight declines in life science systems and CBRN detection systems revenue year-over-year and substantially reduced grant revenue partially offset by improved aftermarket sales in the third quarter of 2006 compared to the third quarter of 2005.  Aftermarket revenues include accessory sales, consumables, training and services. Included in other revenue during the three months ended September 30, 2006 and 2005 are grant revenues from various projects for early-stage research and development projects funded by the German and United States governments. Life science systems, CBRN detection systems and aftermarket revenue as a percentage of Bruker Daltonics’ product and service revenue were as follows during the three months ended September 2006 and 2005:

	2006		2005
		Percentage of		Percentage of
		Segment Product		Segment Product
	Revenue	and Service Revenue	Revenue	and Service Revenue
Life Science Systems	$26,381	73.2%	$26,580	73.8%
CBRN Detection Systems	2,175	6.0%	2,287	6.3%
Bruker Daltonics Aftermarket	7,487	20.8%	7,154	19.9%
Product and Service Revenue	36,043	100%	36,021	100%
Grant Revenue	258		928
Total Revenue	$36,301		$36,949

Bruker AXS’ revenue increased by $13.1 million, or 38.5%, to $47.0 million for the three months ended September 30, 2006 compared to $33.9 million for the comparable period in 2005. Included in this change in revenue is approximately $0.8 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue increased by 36.1%. The increase in revenue is attributable to the businesses acquired over the last four quarters, which represented approximately 14% of the revenue growth, and an increase in materials research system sales, other systems revenue and aftermarket revenue. Other system revenue relates primarily to the distribution of products not manufactured by Bruker AXS. X-ray systems, other systems and aftermarket revenue as a percentage of Bruker AXS’ product and service revenue were as follows during the three months ended September 30, 2006 and 2005:

	2006		2005
		Percentage of		Percentage of
		Segment Product		Segment Product
	Revenue	and Service Revenue	Revenue	and Service Revenue
X-Ray Systems	$32,129	68.3%	$23,072	68.0%
Other System Revenue	3,534	7.5%	2,290	6.7%
Bruker AXS Aftermarket	11,352	24.1%	8,576	25.3%
Total Product and Service Revenue	$47,015	100%	$33,938	100%

Bruker Optics’ revenue increased by $8.4 million, or 52.4%, to $24.5 million for the three months ended September 30, 2006 compared to $16.1 million for the comparable period in 2005. Included in this change in revenue is approximately $0.9 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue increased by 47.0%. The increase in revenue excluding the effect of foreign exchange is a result of an increase in infrared (“IR”) systems revenue, especially in Europe and the Pacific Rim, as well as $2.4 million of revenue under a contract with the Chinese State Food and Drug Administration (the “Chinese SFDA”).  The strong IR systems revenue growth year-over-year is partially due to the implementation of SAP in our Germany factory in the third quarter of 2005 which delayed certain system shipments until the fourth quarter of 2006.  Aftermarket revenues include accessory sales, consumables, training and services. Other system revenue relates primarily to the distribution of products not manufactured by Bruker Optics. IR systems, other systems and aftermarket revenue as a percentage of Bruker Optics’ product and service revenue were as follows during the three months ended September 30, 2006 and 2005:

	2006		2005
		Percentage of		Percentage of
		Segment Product		Segment Product
	Revenue	and Service Revenue	Revenue	and Service Revenue
IR Systems	$18,694	76.2%	$11,445	71.2%
Other System Revenue	1,524	6.2%	1,767	11.0%
Bruker Optics Aftermarket	4,299	17.5%	2,873	17.9%
Total Product and Service Revenue	$24,517	100%	$16,085	100%

Cost of Revenue

The following table presents cost of product and service revenue and gross profit margins on product and service revenue by reportable segment for the three months ended September 30, 2006 and 2005 (dollars in thousands):

	2006		2005
	Cost of	Gross Profit	Cost of	Gross Profit
	Revenue	Margin	Revenue	Margin
Bruker Daltonics	$21,441	40.5%	$19,434	46.0%
Bruker AXS	28,944	38.4%	21,034	38.0%
Bruker Optics	11,244	54.0%	7,795	51.5%
Eliminations (a)	(2,942)		(1,088)
Total Cost of Revenue	$58,687	43.9%	$47,175	44.5%

(a)          represents the cost of revenues between segments which is eliminated in consolidation.

Bruker Daltonics’ cost of product and service revenue for the three months ended September 30, 2006 was $21.4 million, resulting in a gross profit margin of 40.5%, compared to cost of product and service revenue of $19.4 million, or a gross profit margin of 46.0% for the comparable period in 2005. The decrease in gross profit margin is primarily attributable to lower CBRN detection system revenues year-over-year and pricing pressures due to increased competition.

Bruker AXS’ cost of product and service revenue for the three months ended September 30, 2006 was $28.9 million, resulting in a gross profit margin of 38.4%, compared to cost of product and service revenue of $21.0 million, or a gross profit margin of 38.0% for the comparable period in 2005. The increase in gross profit margin is primarily attributable to the higher margin businesses acquired over the past four quarters, the realization of benefits from various ongoing gross profit margin improvement programs and better capacity utilization as a result of increased revenues year-over-year, partially offset by lower gross profit margins realized on other system revenue and sales of certain life science systems.

Bruker Optics’ cost of product and service revenue for the three months ended September 30, 2006 was $11.2 million, resulting in a gross profit margin of 54.0%, compared to cost of product and service revenue of $7.8 million, or a gross profit margin of 51.5% for the comparable period in 2005. The increase in gross profit margin is primarily attributable to higher margins realized on the Chinese SFDA systems and improved capacity utilization as a result of increased revenues year-over-year.

Sales and Marketing

The following table presents sales and marketing expense and sales and marketing expense as a percentage of product and service revenue by reportable segment for the three months ended September 30, 2006 and 2005 (dollars in thousands):

	2006		2005
		Percentage of		Percentage of
	Sales and	Segment Product	Sales and	Segment Product
	Marketing	and Service Revenue	Marketing	and Service Revenue
Bruker Daltonics	$5,795	16.1%	$5,582	15.5%
Bruker AXS	7,956	16.9%	6,263	18.5%
Bruker Optics	5,312	21.7%	4,015	25.0%
Total Sales and Marketing	$19,063	18.2%	$15,860	18.7%

Bruker Daltonics’ sales and marketing expense for the three months ended September 30, 2006 increased to $5.8 million, or 16.1% of product and service revenue, from $5.6 million, or 15.5% of product and service revenue for the comparable period in 2005. The increase in sales and marketing expense is attributable to incremental investments in various sales and marketing initiatives, primarily related to an increase in applications resources.

Bruker AXS’ sales and marketing expense for the three months ended September 30, 2006 increased to $8.0 million, or 16.9% of product and service revenue, from $6.3 million, or 18.5% of product and service revenue for the comparable period in 2005. The increase in sales and marketing expense is primarily attributable to increased headcount related to the acquisitions completed over the last four quarters.

Bruker Optics’ sales and marketing expense for the three months ended September 30, 2006 increased to $5.3 million, or 21.7% of product and service revenue, from $4.0 million, or 25.0% of product and service revenue for the comparable period in 2005. The increase in sales and marketing expense is primarily attributable to higher commissions on increased revenues year-over-year.  The decrease in sales and marketing expense as a percentage of product and service revenue is attributable to the leveraging of our sales and marketing infrastructure.

General and Administrative

The following table presents general and administrative expense and general and administrative expense as a percentage of product and service revenue by reportable segment for the three months ended September 30, 2006 and 2005 (dollars in thousands):

	2006		2005
		Percentage of		Percentage of
	General and	Segment Product	General and	Segment Product
	Administrative	and Service Revenue	Administrative	and Service Revenue
Bruker Daltonics	$2,048	5.7%	$2,285	6.3%
Bruker AXS	3,309	7.0%	2,780	8.2%
Bruker Optics	1,104	4.5%	708	4.4%
Corporate	778		612
Total General and Administrative	$7,239	6.9%	$6,385	7.5%

Bruker Daltonics’ general and administrative expense for the three months ended September 30, 2006 decreased to $2.0 million, or 5.7% of product and service revenue, from $2.3 million, or 6.3% of product and service revenue for the comparable period of 2005. The decrease in general and administrative expenses is primarily attributable to lower bad debt expense year-over-year and benefits from ongoing cost reduction initiatives.

Bruker AXS’ general and administrative expenses for the three months ended September 30, 2006 increased to $3.3 million, or 7.0% of product and service revenue, from $2.8 million, or 8.2% of product and service revenue for the comparable period in 2005. The increase in general and administrative expenses is primarily due to increased headcount and intangible asset amortization associated with the acquisitions completed over the past four quarters.

Bruker Optics’ general and administrative expenses for the three months ended September 30, 2006 increased to $1.1 million, or 4.5% of product and service revenue, from $0.7 million, or 4.4% of product and service revenue for the comparable period of 2005. The increase in general and administrative expenses is primarily attributable to the allocated corporate general and administrative expenses associated with a public company.

Corporate general and administrative expense for the three months ended September 30, 2006 increased to $0.8 million from $0.6 million for the comparable period in 2005. Corporate general and administrative expenses represent expenses associated with being a public company not allocated to our reportable segments, including legal fees, audit and consulting fees, salaries and filing fees. The increase in expenses is primarily attributable to stock-based compensation charges in the third quarter of 2006 not recorded in the third quarter of 2005.

Research and Development

The following table presents research and development expense and research and development expense as a percentage of product and service revenue by reportable segment for the three months ended September 30, 2006 and 2005 (dollars in thousands):

	2006		2005
		Percentage of		Percentage of
	Research and	Segment Product	Research and	Segment Product
	Development	and Service Revenue	Development	and Service Revenue
Bruker Daltonics	$5,921	16.4%	$6,703	18.6%
Bruker AXS	4,100	8.7%	$3,266	9.6%
Bruker Optics	1,915	7.8%	1,560	9.7%
Total Research and Development	$11,936	11.4%	$11,529	13.6%

Bruker Daltonics’ research and development expense for the three months ended September 30, 2006 decreased to $5.9 million, or 16.4% of product and service revenue, from $6.7 million, or 18.6% of product and service revenue for the comparable period in 2005. The decrease in research and development expense is primarily attributable to a decrease in material purchases during the third quarter of 2006 compared to the third quarter of 2005 and to a reduction in headcount year-over-year.

Bruker AXS’ research and development expense for the three months ended September 30, 2006 increased to $4.1 million, or 8.7% of product and service revenue, from $3.3 million, or 9.6% of product and service revenue for the comparable period in 2005. The increase in research and development expense is primarily attributable to an increase in headcount resulting from the acquisitions completed over the past four quarters.

Bruker Optics’ research and development expense for the three months ended September 30, 2006 increased to $1.9 million, or 7.8% of product and service revenue, from $1.6 million, or 9.7% of product and service revenue for the comparable period in 2005. The increase in research and development expense is primarily attributable to an increase in material purchases and headcount during the third quarter of 2006 compared to the third quarter of 2005.

Acquisition Related Charges

On April 18, 2006, the Company announced that it had entered into a definitive agreement to acquire all of the stock of molecular spectroscopy company Bruker Optics.  The acquisition of Bruker Optics was approved by the Company’s shareholders on June 29, 2006 and was subsequently completed on July 1, 2006. Since this acquisition represented a business combination of companies under common control due to a majority ownership by individuals in both the Company and Bruker Optics, this acquisition has been accounted for in a manner similar to a pooling-of-interest. As a result, transaction costs have been expensed as incurred rather than being included in a purchase price allocation. During the third quarter of 2006, the Company incurred acquisition related charges totaling $1.0 million, which consisted primarily of investment banking and legal fees.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, during the three months ended September 30, 2006 was $(0.5) million, compared to $0.2 million during the three months ended September 30, 2005. During the three months ended September 30, 2006, the major components within interest and other income (expense), net, were net interest expense of $(0.5) million, losses on foreign currency transactions of $(0.1) million and the appreciation of the fair value of derivative financial instruments of $0.1 million. During the three months ended September 30, 2005, the major components within interest and other income (expense), net, were net interest income of $0.4 million, gains on foreign currency transactions of $0.1 million and depreciation of the fair value of derivative financial instruments of $(0.3) million.

Provision for Income Taxes

The income tax provision for the three months ended September 30, 2006 was $3.5 million compared to an income tax provision of $3.0 million for the three months ended September 30, 2005, representing effective tax rates of 54% and 59%, respectively. Our effective tax rate reflects our tax provision for non-U.S. entities only, since no benefit was recognized for losses incurred in the U.S. We will maintain a full valuation allowance for our U.S. net operating losses until evidence exists that it is more likely than not that the loss carry forward amounts will be utilized to offset U.S. taxable income. Our tax rate may change over time as the amount or mix of income and taxes outside the U.S. changes. Our effective tax rate is calculated using our projected annual pre-tax income or loss and is affected by research and development tax credits, the expected level of other tax benefits, and the impact of changes to the valuation allowance, as well as changes in the mix of our pre-tax income and losses among jurisdictions with varying statutory tax rates and credits.

Minority Interest in Consolidated Subsidiaries

Minority interest in consolidated subsidiaries for the three months ended September 30, 2006 was ($18,000) compared to $28,000 in the comparable period of 2005. The minority interest in subsidiaries represents the minority shareholders’ proportionate share of net income of those subsidiaries for the three months ended September 30, 2006 and 2005. For the three months ended September 30, 2006 and 2005, the minority interest relates to our two majority-owned subsidiaries, Incoatec GmbH and Baltic Scientific Instruments Ltd.

Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment for the nine months ended September 30, 2006 and 2005 (dollars in thousands):

				Percentage
	2006	2005	$ Change	Change
Bruker Daltonics	$113,660	$116,954	$(3,294)	-2.8%
Bruker AXS	123,985	100,520	23,465	23.3%
Bruker Optics	69,373	51,134	18,239	35.7%
Eliminations (a)	(6,809)	(3,132)	(3,677)
Total Revenue	$300,209	$265,476	$34,733	13.1%

(a)          represents revenue recorded on transactions between segments which is eliminated in consolidation.

Bruker Daltonics’ revenue decreased by $3.3 million, or 2.8%, to $113.7 million for the nine months ended September 30, 2006 compared to $117.0 million for the comparable period in 2005. Included in this change in revenue is approximately $2.3 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue decreased by 0.9%. The decrease in revenue excluding the effect of foreign exchange is a result of higher life science system revenues year-over-year, offset by lower aftermarket revenues, which includes accessory sales, consumables, training and services, by lower sales of CBRN systems during the first nine months of 2006 compared to the first nine months of 2005 and by pricing pressures from increased competition.  Included in other revenue for the nine months ended September 30, 2006 and 2005 are grant revenues from various projects for early-stage research and development projects funded by the German and United States governments. Life science systems, CBRN detection systems and aftermarket revenue as a percentage of Bruker Daltonics’ product and service revenue were as follows during the nine months ended September 30, 2006 and 2005.

	2006		2005
		Percentage of		Percentage of
		Segment Product		Segment Product
	Revenue	and Service Revenue	Revenue	and Service Revenue
Life Science Systems	$85,982	76.4%	$81,243	70.6%
CBRN Detection Systems	5,591	5.0%	10,962	9.5%
Bruker Daltonics Aftermarket	20,952	18.6%	22,821	19.9%
Product and Service Revenue	112,525	100%	115,026	100%
Grant Revenue	1,135		1,928
Total Revenue	$113,660		$116,954

Bruker AXS’ revenue increased by $23.5 million, or 23.3%, to $124.0 million for the nine months ended September 30, 2006 compared to $100.5 million for the comparable period in 2005. Included in this change in revenue is approximately $1.8 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue increased by 25.1%. The increase in revenue is attributable to the businesses acquired over the last four quarters, which represented approximately 9% of the revenue growth, and an increase in materials research system sales, other systems and aftermarket revenue. Other system revenue relates primarily to the distribution of products not manufactured by Bruker AXS. X-ray systems, other systems and aftermarket revenue as a percentage of Bruker AXS’ product and service revenue were as follows during the nine months ended September 30, 2006 and 2005:

	2006		2005
		Percentage of		Percentage of
		Segment Product		Segment Product
	Revenue	and Service Revenue	Revenue	and Service Revenue
X-Ray Systems	$83,405	67.3%	$70,669	70.3%
Other System Revenue	6,221	5.0%	4,415	4.4%
Bruker AXS Aftermarket	34,359	27.7%	25,436	25.3%
Total Product and Service Revenue	$123,985	100%	$100,520	100%

Bruker Optics’ revenue increased by $18.2 million, or 35.7%, to $69.4 million for the nine months ended September 30, 2006 compared to $51.1 million for the comparable period in 2005. Included in this change in revenue is approximately $0.1 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue increased by 35.5%. The increase in revenue excluding the effect of foreign exchange is a result of an increase in IR system revenues throughout the globe especially in Europe and the Pacific Rim, as well as the recognition of $6.1 million of revenue during the second and third quarters of 2006 under a contract with the Chinese SFDA.  The strong IR systems revenue growth year-over-year is partially due to the implementation of SAP in our Germany factory in the third quarter of 2005 which delayed certain system shipments until the fourth quarter of 2005. Other system revenue relates primarily to the distribution of products not manufactured by Bruker Optics. IR systems, other systems and aftermarket revenue as a percentage of Bruker Optics’ product and service revenue were as follows during the nine months ended September 30, 2006 and 2005:

	2006		2005
		Percentage of		Percentage of
		Segment Product		Segment Product
	Revenue	and Service Revenue	Revenue	and Service Revenue
IR Systems	$52,396	75.5%	$37,106	72.6%
Other System Revenue	5,467	7.9%	5,749	11.2%
Bruker Optics Aftermarket	11,510	16.6%	8,280	16.2%
Total Product and Service Revenue	$69,373	100%	$51,135	100%

Cost of Revenue

The following table presents cost of product and service revenue and gross profit margins on product and service revenue by reportable segment for the nine months ended September 30, 2006 and 2005 (dollars in thousands):

	2006		2005
	Cost of	Gross Profit	Cost of	Gross Profit
	Revenue	Margin	Revenue	Margin
Bruker Daltonics	$65,795	41.5%	$64,952	43.5%
Bruker AXS	72,100	41.8%	60,179	40.1%
Bruker Optics	33,325	51.9%	24,916	51.2%
Eliminations (a)	(7,173)		(3,176)
Total Cost of Revenue	$164,047	45.1%	$146,871	44.2%

(a)          represents the cost of revenues between segments which is eliminated in consolidation.

Bruker Daltonics’ cost of product and service revenue for the nine months ended September 30, 2006 was $65.8 million, resulting in a gross profit margin of 41.5%, compared to cost of product and service revenue of $65.0 million, or a gross profit margin of 43.5% for the comparable period in 2005. The decrease in gross profit margin is primarily attributable to lower CBRN detection system revenues year-over-year and pricing pressures due to increased competition.

Bruker AXS’ cost of product and service revenue for the nine months ended September 30, 2006 was $72.1 million, resulting in a gross profit margin of 41.8%, compared to cost of product and service revenue of $60.2 million, or a gross profit margin of 40.1% for the comparable period in 2005. The increase in gross profit margin is primarily attributable to the higher margin businesses acquired over the last four quarters, the realization of benefits from various ongoing gross profit margin improvement programs and better capacity utilization as a result of increased revenue period-over-period, partially offset by lower gross profit margins realized on other system revenue.

Bruker Optics’ cost of product and service revenue for the nine months ended September 30, 2006 was $33.3 million, resulting in a gross profit margin of 51.9%, compared to cost of product and service revenue of $24.9 million, or a gross profit margin of 51.2% for the comparable period in 2005.  The increase in gross profit margin is primarily attributable to higher margins realized on the Chinese SFDA systems and better capacity utilization as a result of increased revenues year-over-year.

Sales and Marketing

The following table presents sales and marketing expense and sales and marketing expense as a percentage of product and service revenue by reportable segment for the nine months ended September 30, 2006 and 2005 (dollars in thousands):

	2006		2005
		Percentage of		Percentage of
	Sales and	Segment Product	Sales and	Segment Product
	Marketing	and Service Revenue	Marketing	and Service Revenue
Bruker Daltonics	$18,702	16.6%	$17,404	15.1%
Bruker AXS	24,448	19.7%	19,978	19.9%
Bruker Optics	15,645	22.6%	13,054	25.5%
Total Sales and Marketing	$58,795	19.7%	$50,436	19.1%

Bruker Daltonics’ sales and marketing expense for the nine months ended September 30, 2006 increased to $18.7 million, or 16.6% of product and service revenue, from $17.4 million, or 15.1% of product and service revenue for the comparable period in 2005. The increase in sales and marketing expense is attributable to incremental investments in various sales and marketing initiatives, primarily headcount related.

Bruker AXS’ sales and marketing expense for the nine months ended September 30, 2006 increased to $24.4 million, or 19.7% of product and service revenue, from $20.0 million, or 19.9% of product and service revenue for the comparable period in 2005. The increase in sales and marketing expense is primarily attributable to increased headcount related to the acquisitions over the past four quarters and incremental investments in various sales and marketing initiatives during the first nine months of 2006.

Bruker Optics’ sales and marketing expense for the nine months ended September 30, 2006 increased to $15.6 million, or 22.6% of product and service revenue, from $13.1 million, or 25.5% of product and service revenue for the comparable period in 2005. The increase in sales and marketing expense is primarily attributable to higher commissions on increased revenues year-over-year. The decrease in sales and marketing expense as a percentage of product and service revenue is attributable to the leveraging of our sales and marketing infrastructure.

General and Administrative

The following table presents general and administrative expense and general and administrative expense as a percentage of product and service revenue by reportable segment for the nine months ended September 30, 2006 and 2005 (dollars in thousands):

	2006		2005
		Percentage of		Percentage of
	General and	Segment Product	General and	Segment Product
	Administrative	and Service Revenue	Administrative	and Service Revenue
Bruker Daltonics	$5,588	5.0%	$6,603	5.7%
Bruker AXS	9,514	7.7%	7,678	7.6%
Bruker Optics	3,036	4.4%	2,257	4.4%
Corporate	2,181		2,351
Total General and Administrative	$20,319	6.8%	$18,889	7.2%

Bruker Daltonics’ general and administrative expense for the nine months ended September 30, 2006 decreased to $5.6 million, or 5.0% of product and service revenue, from $6.6 million, or 5.7% of product and service revenue for the comparable period of 2005. The decrease in general and administrative expenses is primarily attributable to lower bad debt expenses year-over-year and benefits from ongoing cost reduction initiatives.

Bruker AXS’ general and administrative expenses for the nine months ended September 30, 2006 increased to $9.5 million, or 7.7% of product and service revenue, from $7.7 million, or 7.6% of product and service revenue for the comparable period in 2005. The increase in general and administrative expenses is primarily due to increased headcount and intangible asset amortization related to the acquisitions completed over the past four quarters.

Bruker Optics’ general and administrative expenses for the nine months ended September 30, 2006 increased to $3.0 million, or 4.4% of product and service revenue, from $2.3 million, or 4.4% of product and service revenue for the comparable period in 2005. The increase in general and administrative expenses is primarily due to the expansion of the business and to allocated corporate general and administrative expenses associated with being a public company.

Corporate general and administrative expense for the nine months ended September 30, 2006 decreased to $2.2 million from $2.4 million for the comparable period in 2005. Corporate general and administrative expenses represent expenses associated with being a public company not allocated to our reportable segments, including legal fees, audit and consulting fees, salaries and filing fees. The decrease in expenses is primarily attributable to ongoing cost reduction initiatives, partially offset by stock-based compensation charges in 2006 not required to be recorded in 2005, and increased headcount year-over-year.

Research and Development

The following table presents research and development expense and research and development expense as a percentage of product and service revenue by reportable segment for the nine months ended September 30, 2006 and 2005 (dollars in thousands):

	2006		2005
		Percentage of		Percentage of
	Research and	Segment Product	Research and	Segment Product
	Development	and Service Revenue	Development	and Service Revenue
Bruker Daltonics	$18,287	16.3%	$21,101	18.3%
Bruker AXS	12,727	10.3%	10,850	10.8%
Bruker Optics	5,481	7.9%	4,603	9.0%
Total Research and Development	$36,495	12.2%	$36,554	13.9%

Bruker Daltonics’ research and development expense for the nine months ended September 30, 2006 decreased to $18.3 million, or 16.3% of product and service revenue, from $21.1 million, or 18.3% of product and service revenue for the comparable period in 2005. The decrease in research and development expense is primarily attributable to a decrease in material purchases during the nine months ended September 30, 2006 compared to the comparable period in 2005 and to a reduction in headcount year-over-year.

Bruker AXS’ research and development expense for the nine months ended September 30, 2006 increased to $12.7 million, or 10.3% of product and service revenue, from $10.9 million, or 10.8% of product and service revenue for the comparable period in 2005. The increase in research and development expense is primarily attributable to an increase in headcount resulting from the acquisitions completed over the past four quarters, and increased material purchases during the first nine months of 2006 compared to the comparable period in 2005.

Bruker Optics’ research and development expense for the nine months ended September 30, 2006 increased to $5.5 million, or 7.9% of product and service revenue, from $4.6 million, or 9.0% of product and service revenue for the comparable period in 2005. The increase in research and development expense is primarily attributable to an increase in material purchases and headcount during the first nine months of 2006 compared to the comparable period in 2005.

Acquisition Related Charges

On April 18, 2006, the Company announced that it had entered into a definitive agreement to acquire all of the stock of molecular spectroscopy company Bruker Optics.  The acquisition of Bruker Optics was approved by the Company’s shareholders on June 29, 2006 and was subsequently completed on July 1, 2006. Since this acquisition represented a business combination of companies under common control due to a majority ownership by individuals in both the Company and Bruker Optics, this acquisition has been accounted for in a manner similar to a pooling-of-interest. As a result, transaction costs were expensed as incurred rather than being included in a purchase price allocation. During the nine months ended September 30, 2006, the Company incurred and expensed acquisition related charges totaling $5.8 million, which consisted of investment banking, legal and accounting fees, compensation earned by the special committee of the Company’s Board of Directors and antitrust regulation filing fees.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, during the nine months ended September 30, 2006 was $3.5 million, compared to $(0.3) million during the nine months ended September 30, 2005. During the nine months ended September 30, 2006, the major components within interest and other income (expense), net, were net interest income of $0.4 million, losses on foreign currency transactions of $(1.2) million, and the appreciation of the fair value of derivative financial instruments of $3.9 million. During the nine months ended September 30, 2005, the major components within interest and other income (expense), net, were net interest income of $0.9 million, gains on foreign currency transactions of $0.7 million and the depreciation of the fair value of derivative financial instruments of $(1.9) million.

Provision for Income Taxes

The income tax provision for the nine months ended September 30, 2006 was $9.4 million, or an effective tax rate of 52%, compared to an income tax provision of $7.5 million for the nine months ended September 30, 2005, or an effective tax rate of 60%. Our effective tax rate reflects our tax provision for non-U.S. entities only, since no benefit was recognized for losses incurred in the U.S. We will maintain a full valuation allowance for our U.S. net operating losses until evidence exists that it is more likely than not that the loss carry forward amounts will be utilized to offset U.S. taxable income. Our tax rate may change over time as the amount or mix of income and taxes outside the U.S. changes. Our effective tax rate is calculated using our projected annual pre-tax income or loss and is affected by research and development tax credits, the expected level of other tax benefits, and the impact of changes to the valuation allowance, as well as changes in the mix of our pre-tax income and losses among jurisdictions with varying statutory tax rates and credits.

Minority Interest in Consolidated Subsidiaries

Minority interest in consolidated subsidiaries for the nine months ended September 30, 2006 was $75,000 compared to $131,000 in the comparable period of 2005. The minority interest in subsidiaries represents the minority shareholders’ proportionate share of net income of those subsidiaries for the nine months ended September 30, 2006 and 2005. For the nine months ended September 30, 2006 and 2005, the minority interest relates to our two majority-owned subsidiaries, Incoatec GmbH and Baltic Scientific Instruments Ltd.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, we had cash and short-term investments totaling $44.2 million, compared to $109.1 million as of December 31, 2005. On April 18, 2006, we announced that we had entered into a definitive agreement to acquire all of the stock of molecular spectroscopy company Bruker Optics for $135 million, to be paid approximately 59% in cash and 41% in our common stock. The acquisition was completed on July 1, 2006, resulting in a use of approximately $62 million of cash on hand to settle the cash component of the purchase price and acquisition related investment banking fees.  In addition, on

July 5, 2006, we entered into a demand note for up to $40 million and we borrowed $20 million under the demand note to finance a portion of the Bruker Optics purchase price.  On July 18, 2006, we borrowed $10 million under the demand note to finance the acquisition of KeyMaster. As of September 30, 2006, we also have approximately $56 million in outstanding debt, of which approximately $29 million is current. Based on our cash on hand subsequent to the acquisitions of Bruker Optics and KeyMaster, we believe we have sufficient cash to support our operating and investing needs for at least the next twelve months, but this depends on our profitability and our ability to manage working capital requirements. Future cash requirements could also be affected by additional future acquisitions that we may consider. Historically, we have financed our growth through a combination of debt financings and issuances of common stock. In the future, there can be no assurance that additional financing alternatives will be available to us if required, or if available, will be obtained with terms favorable to us.

During the nine months ended September 30, 2006, net cash provided by operating activities was $17.8 million, compared to net cash provided by operating activities of $29.9 million during the nine months ended September 30, 2005. The change in cash generated by operating activities was primarily attributable to improved operating results in 2006, an increase in accounts payable and customer deposits partially offset by and increase increase in trade accounts receivable and inventory balances.

During the nine months ended September 30, 2006, investing activities provided $13.7 million in cash compared to net cash used in investing activities of $3.3 million during the nine months ended September 30, 2005. Cash provided by investing activities during the nine months ended September 30, 2006 was attributable primarily to $46.5 million from the sales of short term investments offset by approximately $27.6 million used for acquisitions, net of cash acquired, and $5.0 million in capital expenditures.

In connection with our November 2005 acquisition of Roentec AG, additional consideration, in the amount of approximately $2.0 million, may be paid to Roentec’s former management, employee and consultant shareholders based on the 2006 and 2007 revenue performance of Roentec. If these payments are required, they will be comprised of either, at our option, 50% our restricted stock and 50% cash, or 100% cash.

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

On July 18, 2006 we acquired all of the capital stock of KeyMaster Technologies, a Delaware corporation located in Kennewick, Washington.  In accordance with the stock purchase agreement, we paid an aggregate of $10 million of cash consideration to the stockholders of KeyMaster, of which $1 million shall be held in escrow until the later of (x) July 18, 2007, or (y) the resolution of any indemnification claim pending as July 18, 2007.

On September 6, 2006, we acquired all of the capital stock of Quantron, a spark-OES company based in Kleve, Germany.  In accordance with the stock purchase agreement, at the closing, we paid an aggregate of approximately $6.3 million of consideration to the Sellers, of which approximately $5.0 million was paid in cash and approximately $1.3 million was paid in the issuance of an aggregate of 202,223 restricted unregistered shares of our common stock, par value $0.01 per share, to Quantron’s two largest shareholders. Pursuant to the earn-out provisions of the stock purchase agreement, up to an aggregate of $4.7 million of additional cash consideration may be paid through 2009 based on future performance of Quantron.

During the nine months ended September 30, 2006, financing activities used $53.2 million of cash compared to a use of $7.0 million of cash during the nine months ended September 30, 2005. The change in cash provided by financing activities in the first nine months of 2006 was due to $74.0 million paid to our shareholders in connection with the Bruker Optics acquisition offset by $19.5 million in increased proceeds from short-term borrowings.

As of September 30, 2006, we maintain revolving lines of credit totaling approximately $35.8 million with various German and Japanese banks. The German and Japanese lines of credits are unsecured. As of September 30, 2006, approximately $7.2 million was outstanding on our German and Japanese lines of credit.

In addition to our lines of credit, we have both short-term and long-term notes payable with outstanding balances aggregating $49.2 million as of September 30, 2006. The interest rates on these obligations range from 1.80% to 8.01%. In 1999, we entered into an interest rate swap to hedge the variability of cash flows related to changes in interest rates on borrowings of variable debt obligations and pay a 4.6% fixed rate of interest and receive a variable rate of interest based on the Bond Market Association Municipal Swap Index. The interest rate swap has a notional value of $1.9 million which decreases in conjunction with the IRB payment schedule until the interest rate swap and IRB agreements terminate in December 2013.

The following table summarizes maturities for our significant financial obligations as of September 30, 2006 (in thousands):

		Less than	1-3	4-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Short-term borrowings	$29,377	$29,377	$—	$—	$—
Long-term borrowings	27,022	—	18,649	6,415	1,958
Pension	9,804	—	431	227	9,146
Total contractual obligations	$66,203	$29,377	$19,080	$6,642	$11,104

In connection with some of our outstanding debt, we are required to maintain certain financial ratios and meet other financial criteria. Additionally, we are subject to a variety of restrictive covenants that require bank consent if not met. As of September 30, 2006, the latest measurement date, we were in compliance with all financial covenants.

As of September 30, 2006, we have approximately $12.7 million of net operating loss carryforwards available to reduce future U.S. taxable income. These losses have various expiration dates through 2026. We also have research and development tax credits and foreign tax credits of approximately $11.7 million available to offset future U.S. tax liabilities that expire at various dates through 2024.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation sets forth a recognition threshold and valuation method to recognize and measure an income tax position taken, or expected to be taken, in a tax return. The evaluation is based on a two-step approach. The first step requires an entity to evaluate whether the tax position would “more likely than not,” based upon its technical merits, be sustained upon examination by the appropriate taxing authority. The second step requires the tax position to be measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. In addition, previously recognized benefits from tax positions that no longer meet the new criteria would no longer be recognized. The application of this Interpretation will be considered a change in accounting principle with the cumulative effect of the change recorded to the opening balance of retained earnings in the period of adoption. This Interpretation will be effective for the Company on January 1, 2007. We are currently evaluating the Interpretation and the impact it may have on our results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 158 Employers Accounting for Defined Benefit Pension and Other Postretirement Plans — which amends SFAS No. 87 Employers’ Accounting for Pensions, SFAS No. 88 Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106 Employers Accounting for Postretirement Benefits Other Than Pensions and SFAS No. 132(R) Employers’ Disclosures about Pensions and Other Postretirement Benefits. This Statement requires an employer to recognize the overfunded or underfunded status of defined benefit pension and other postretirement defined benefit plans, previously disclosed in the footnotes to the financial statements, as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position. In addition, this Statement will require disclosure of the effects of the unrecognized gains or losses, prior service costs and transition asset or obligation on the next fiscal year’s net periodic benefit cost. This Statement is effective for all financial statements issued for fiscal years ending after December 15, 2006 and retrospective application of this Statement is not permitted. We are in the process of evaluating the impact the adoption of SFAS No. 158 may have on our results of operations and financial position.

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

We have entered into option and forward currency exchange contracts, both having maturities of less than twelve months wtih notional amounts aggregating $18.0 million and an additional $14 million extended into 2007. These contracts involve the purchase of EURO currency at fixed U.S. dollar amounts. The notional amounts of the contracts are intended to hedge receivables in U.S. dollars.  These transactions do not qualify for hedge accounting under SFAS No. 133. Accordingly, the instruments are marked-to-market with the corresponding gains and losses recorded in other income (expense) in the current period.

At the end of each reporting period, we obtain third-party verification as to the fair value of these instruments.  As of September 30, 2006 and 2005, the interest rate swap had a fair value of $0.0 million and an unfavorable fair value of $0.5 million, respectively.  As of September 30, 2006 and 2005, the currency exchange contracts had a favorable fair value of $0.7 million and an unfavorable fair value of $1.6 million, respectively.  The instruments’ fair market values are recorded net of each other on the balance sheet.

In connection with these instruments, we recorded a net gain of $3.9 million and a net loss of $(1.9) million during the nine months ended September 30, 2006 and 2005, respectively.

Realized foreign exchange gains (losses) were approximately $(0.1) million and $0.1 million for the three months ended September 30, 2006 and 2005, respectively and approximately $(1.2) million and $0.7 million for the nine months ended September 30, 2006 and 2005, respectively. As we continue to expand internationally, we evaluate currency risks and may enter into foreign exchange contracts on a more consistent basis or from time to time as the circumstances require to mitigate foreign currency exposure.

We have entered into foreign-denominated debt obligations. The currency effects of the debt obligations are reflected in interest and other income (expense), net, on the consolidated statement of operations. We also have foreign-denominated intercompany borrowing arrangements with our Bruker Daltonik GmbH subsidiary in Germany, our Bruker AXS GmbH subsidiary in Germany and our Bruker Nonius subsidiary in the Netherlands that affected accumulated other comprehensive income (loss). A 10% increase or decrease of the respective foreign exchange rate with our Bruker Daltonik GmbH subsidiary in Germany would result in a change in accumulated other comprehensive income (loss) of approximately $2.9 million or $(2.3) million, respectively. A 10% increase or decrease of the respective foreign exchange rate with our Bruker AXS subsidiary in Germany would result in a transaction gain (loss) of approximately $1.0 million or $(0.8) million, respectively. A 10% increase or decrease of the respective foreign exchange rate with our Bruker Nonius subsidiary in the Netherlands would result in a change in accumulated other comprehensive income (loss) of approximately $1.1 million or $(0.9) million, respectively.

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

In the United States, we have entered into an interest rate swap arrangement to limit the interest rate exposure on our $1.9 million industrial revenue bond to a fixed rate of 4.6%. We pay a 4.6% fixed rate of interest and receive a variable rate of interest based on the Bond Market Association Municipal Swap Index on a $1.9 million notional amount. Net interest payments or receipts are recorded as adjustments to interest expense. In addition, the instrument is recorded at fair market value on our balance sheet, and changes in the fair market value are recorded in current earnings since the arrangement is not considered an effective hedge. As of September 30, 2006, the fair value of the instrument was approximately $0.1 million, net of tax, and is recorded as a liability on the balance sheet.

In 2002, we entered into three derivative financial instruments; two cross currency interest rate swaps and an interest rate swap. The first cross currency interest rate swap is for 2.0 million Euro and secures a fixed interest rate of 1.75% per annum until January 4, 2012. The second cross currency interest rate swap is for 5.0 million Euro and we receive semiannual interest payments in EUROs based on a variable interest rate equal to the six-month EURIBOR rate in exchange for semiannual payments in Swiss francs at a fixed rate of 4.97%. The interest rate swap of 3.0 million Euro reduces the 6-month EURIBOR rate by 1.80% per annum until January 4, 2007. We entered into the financial instruments to manage our exposure to interest rates and foreign exchange risk. During the year ended December 31, 1999, we entered into an interest rate swap. By entering into this financial instrument, we obtained the right to borrow money at lower rates of interest. We continue to hold this financial instrument until we elect to exercise the option to borrow the money. Until the instrument becomes an effective hedge, it is considered speculative and is marked-to-market through interest and other income (expense), net, on the consolidated statement of operations. The change in fair value of the instrument was not material for any period presented. As of September 30, 2006, the fair value of the instrument was approximately $29,000 net of tax, and is recorded as a liability on the balance sheet.

A 10% increase or decrease in the average cost of our variable rate debt would not result in a material change in pre-tax interest expense.

Inflation

We do not believe inflation had a material impact on our business or operating results during any of the periods presented.

ITEM 4:  Controls and Procedures

Our Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2006. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls were effective at September 30, 2006.

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

There were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

If we are unable to make or complete future mergers, acquisitions or strategic alliances as a part of our growth strategy or integrate the results of any mergers, acquisitions or strategic alliances, our business development may suffer.

Our strategy includes potentially expanding our technology base through selected mergers, acquisitions and strategic alliances. In 2005, our indirect subsidiary, Bruker AXS GmbH, acquired Roentec AG, a broad-based X-ray analysis instrumentation company based in Berlin, Germany, and our direct subsidiary, Bruker AXS, acquired the assets of the microanalysis business of Princeton Gamma-Tech Instruments, Inc., a company located in Rocky Hill, New Jersey. The acquired businesses were combined to form a new group within Bruker AXS that will focus on the X-ray microanalysis market, a market not previously addressed by Bruker AXS. In the first quarter of 2006, Bruker AXS GmbH completed its acquisition of Socabim SAS, a privately-held Paris, France based company focused on advanced X-ray materials research and analysis software. On July 1, 2006, we completed our acquisition of Bruker Optics. On July 18, 2006, Bruker AXS acquired KeyMaster, a developer and manufacturer of portable hand-held X-ray fluorescence (XRF) systems located in Kennewick, Washington.  On September 6, 2006, Bruker AXS GmbH completed its acquisition of Quantron, an optical emission spectroscopy company based in Kleve, Germany.

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

As a result of the merger of Bruker Daltonics and Bruker AXS in July 2003, we recorded goodwill and other intangible assets, which must be periodically evaluated for potential impairment. In addition, the recent acquisitions of Roentec, SOCABIM, Bruker Optics, KeyMaster and Quantron and the assets of the microanalysis business of Princeton Gamma-Tech Instruments resulted in additional goodwill and other intangible assets. We assess the realizability of the goodwill and other intangible assets annually as well as whenever events or changes in circumstances indicate that the assets may be impaired. These events or circumstances generally include operating losses or a significant decline in the earnings associated with the business segment these acquisitions are reported within. Our ability to realize the value of the goodwill will depend on the future cash flows of the business segment in addition to how well we integrate the businesses.

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

Management believes that the above measures will address the material weaknesses described in our Annual Report on Form 10-K, for the year ended December 31, 2004, in the near and long-term. The material weaknesses identified and disclosed in the Annual Report on Form 10-K for the year ended December 31, 2004 have been remediated in 2005 (See Item 9A of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 14, 2006, Controls and Procedures). The Audit Committee and management will continue to monitor the effectiveness of our internal controls and procedures on an ongoing basis and will take further action, as appropriate.

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

As of November 8, 2006, our majority stockholders, the five members of the Laukien family, owned, in the aggregate, approximately 63% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change in control of our Company and will make some transactions difficult or impossible to accomplish without the support of these stockholders.

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Other than as set forth in its current reports on Form 8-K, the Company did not effect any unregistered sales of its equity securities during the three month period ended September 30, 2006.

ITEM 3:  Defaults Upon Senior Securities

None.

ITEM 4:  Submission of Matters to a Vote of Security Holders

None.

ITEM 5:  Other Information

None.

ITEM 6:  Exhibits

+2.6	Share Purchase and Transfer Agreement, dated as of September 6, 2006 by and among Bruker AXS, Quantron GmbH and the stockholders of Quantron. (1)
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1).
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1).
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2).

(1)	Filed herewith
(2)	Furnished herewith

+	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRUKER BIOSCIENCES CORPORATION

Date: November 9, 2006	By:	/s/ Frank H. Laukien, Ph.D.
Frank H. Laukien, Ph.D. President, Chairman, Chief Executive Officer, and Director (Principal Executive Officer)

Date: November 9, 2006	By:	/s/ William J. Knight
William J. Knight Chief Financial Officer (Principal Financial and Accounting Officer)