Form 10-K
period 2006-12-31
BRUKER BIOSCIENCES CORP
filed 2007-03-15
CIK 1109354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2006

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

Common Stock $.01 par value

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer  ☐ .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) was $157,479,394, based on the reported last sale price on The Nasdaq Global Market (then known as the Nasdaq National Market) on that date. This amount excludes an aggregate of 60,711,694 million shares of common stock held by officers and directors and each person known by the registrant to own 10% or more of the outstanding common stock of the registrant as of June 30, 2006. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant. The number of shares of the registrant’s common stock outstanding as of March 9, 2007 was 105,239,974.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report (Items 10, 11, 12, 13 and 14) is incorporated by reference from Bruker BioSciences Corporation’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders.

BRUKER BIOSCIENCES CORPORATION

Annual Report on Form 10-K

Any statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” “seeks,” “estimates,” and similar expressions are intended to identify forward-looking statements. Any forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties. The factors that could cause actual future results to differ materially from current expectations include, but are not limited to, risks and uncertainties relating to the Company’s integration efforts, failure of conditions, technological approaches, product development, market acceptance, cost and pricing of the Company’s products, changes in governmental regulations, capital spending and government funding policies, FDA and other regulatory approvals to the extent applicable, competition, the intellectual property of others, patent protection and litigation and other factors, many of which are described in more detail in this Annual Report on Form 10-K under Item 1A. “Risk Factors” and from time to time in other filings we may make with the

Securities and Exchange Commission. While the Company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the Company’s estimates change, and readers should not rely on those forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this report.

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

PART I

ITEM 1.                BUSINESS

Our Business

We design, manufacture, service and market analytical and life science systems and associated products to address the rapidly evolving needs of our customers in life science research, pharmaceutical, biotechnology and molecular diagnostics research, as well as in materials and chemical analysis in various industries and government applications. Bruker BioSciences Corporation is the publicly traded parent company of Bruker AXS Inc., Bruker Daltonics Inc. and Bruker Optics Inc.

•       Bruker AXS is a leading developer and provider of life science and advanced materials research tools based on X-ray technology tools for advanced X-ray and spark-OES instrumentation used in non-destructive molecular materials and elemental analysis in academic, research and industrial applications.

•       Bruker Daltonics is a leading developer and provider of innovative life-science tools based on mass spectrometry and also develops and provides a broad range of field analytical systems for chemical, biological, radiological and nuclear (CBRN) detection.

•       Bruker Optics is a leading developer and provider of research, analytical and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy technology.

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

Business Segments

Since the integration of the Bruker Optics acquisition began, we have been changing the way we manage our business and consider ourselves as a provider of instrumentation and solutions to life sciences and industrial businesses throughout the world. We continue to focus more on addressing the markets we serve and the needs of our various customers, including pharmaceutical, biotechnology, advanced and raw materials companies, and academic and governmental institutions, and less on selling individual products and technologies. As a result of this change in the way we manage our business, we may change our segment reporting in the future. We currently report financial results on three reportable operating segments: Bruker AXS, Bruker Daltonics and Bruker Optics.

Bruker AXS’ systems are advanced instruments that use extremely short wavelengths of energy to determine the characteristics of matter and the three-dimensional structure of molecules. Depending on the application, our X-ray systems utilize one of three core X-ray analysis methods: single crystal diffraction, known as SCD or X-ray crystallography; polycrystalline X-ray diffraction, known as XRD or X-ray diffraction; and X-ray fluorescence, known as XRF. Using our modular platforms, we often combine each of these three technology applications with sample preparation tools, automation, consumables and data analysis software. Our products, which have particular application in structural proteomics, drug discovery, nanotechnology research and materials science fields, provide our customers with the ability to determine the three-dimensional structure of specific molecules, such as proteins, and to characterize and determine the composition of materials down to the dimensions used in nanotechnology. Our customers include biotechnology and pharmaceutical companies, nanotechnology companies, semiconductor companies, raw material manufacturers, chemical companies, academic institutions and other businesses involved in materials analysis. We market some of our handheld XRF systems through distribution arrangements with a third party.

Bruker Daltonics’ mass spectrometers are sophisticated devices that measure the mass or weight of a molecule and can provide accurate information on the identity, quantity and primary structure of molecules. Our mass spectrometry-based solutions often combine advanced mass spectrometry instrumentation; automated sampling and sample preparation robots; reagent kits and other disposable products, called consumables, used in conducting tests, or assays; and powerful bioinformatics software. We offer mass spectrometry systems and integrated solutions for applications in multiple existing and emerging life-science markets including genomics, expression proteomics, clinical proteomics, metabolic and peptide biomarker profiling, drug discovery and development, molecular diagnostics research and molecular and systems biology, as well as basic molecular medicine research. Our substantial investment in research and development allows us to design, manufacture and market a broad array of products intended to meet the rapidly growing needs of our diverse customer base. Our customers include pharmaceutical companies, biotechnology companies, proteomics companies, molecular diagnostics companies, academic institutions and government agencies. In addition, we market some of our life science systems through strategic distribution arrangements with Agilent Technologies, Sequenom and others. We are also a worldwide leader in supplying mass spectrometry-based and other systems for CBRN detection in emergency response, homeland security and defense applications.

Bruker Optics manufactures and distributes research, analytical and process analysis instruments based on infrared (IR), near-infrared (NIR), FT-Raman, Dispersive Raman and time-domain magnetic resonance (TD-NMR) spectroscopy. These products are utilized in industry, government and academia for a wide range of applications and solutions for life science, pharmaceutical analysis, food and agricultural analysis in research and development, quality control and process analysis applications. As with all spectroscopic techniques, vibrational spectroscopy can be used to identify a compound and to investigate the composition of a sample. Bruker Optics utilizes Fourier Transform (FT-IR, FT-NIR and FT-Raman) and the dispersive (Raman) measurement techniques on an extensive range of laboratory and process spectrometers. Infrared spectroscopy is a type of absorption spectroscopy that uses the infrared part of the electromagnetic spectrum. Raman spectroscopy relies on the Raman scattering of a monochromatic light that yields similar and complementary analytical information. Infrared and Raman spectroscopy are widely used in both research and industry as a simple, rapid, non-destructive and reliable technique for basic sample identification and quality control to advanced research. The Bruker Optics product line is complemented by a wide range of sampling accessories and techniques which include microanalysis, high-throughput screening and many others, to help users find the best suitable solution to analyze their samples effectively.

Products and Solutions

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

Bruker AXS X-ray systems are based on the following five core technology applications:

•       XRD—Polycrystalline X-ray diffraction, often referred to using the term X-ray diffraction;

•       XRF—X-ray fluorescence, also called X-ray spectrometry, including handheld XRF systems;

•       SCD—Single crystal X-ray diffraction, often referred to as X-ray crystallography;

•       MA—X-ray microanalysis; and

•       OES—spark—Optical emission spectroscopy for metals analysis.

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

D8 FABLINE™	X-ray diffraction metrology system for process control in semiconductor fab lines
D4 ENDEAVOR™	Fully enclosed high throughput general purpose diffraction system for quantitative and qualitative analysis of polycrystalline samples
CRYSOTAX	Benchtop ED-X-ray diffraction system for determination of crystal lattice orientations in production and processing of optical and semiconductor single crystals
VANTEC-1™ Detector	High speed detector for all diffraction applications requiring high speed measurements
VANTEC-2000™	2D detector based on proprietary MikroGap™ technology: large active area, highest spatial resolution, low noise, and large dynamic range
NanoSTAR™	Small angle X-ray scattering for analysis of polymers, biological materials, fibers, and nanopowders in solutions of 10 to 1,000 Angstroems
LynxEye™ Detector	General purpose high speed detector for all diffraction applications

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

Product	Description
S2 PICO™	Transportable benchtop total reflexion ED-XRF spectrometer for trace element analysis in pharma, environmental, food, forensic and semiconductor applications
S2 RANGER™	All-in-one benchtop ED-XRF spectrometer for elemental analysis
S4 PIONEER™	High performance WD-XRF spectrometer for use in demanding process control and quality assurance applications
S4 EXPLORER™	High performance plug-and-analyze WD-XRF spectrometer for elemental analysis
S8 TIGER™	Top-of-the-line high performance and high speed XRF spectrometer with innovative control concept for use in demanding process control and quality assurance applications
EQUA ALL	Solutions software which enables quantification of elements in all concentration ranges when combined with the S2 RANGER
XMET

Hand held XRF spectrometer series sold as an OEM product and distributed by a third party.  The instrument has various applications such as alloy sorting in metals and in ROHS applications identifying trace heavy elements in plastics

TRACER III V

Hand held XRF instrument allowing for complete portability in non destructive testing of works of art and archaeological samples.  A typical application shows that the detected elemental composition can be correlated with materials used at a specific time or by a specific artist

SCD systems determine the three-dimensional structures of molecules in a chemical, mineral or biological substance being analyzed. SCD systems have the capability to determine structure in both small chemical molecules and larger biomolecules. SCD systems direct an X-ray beam at a solid, single crystal sample. The atoms in the crystal sample scatter the X-rays to create a precise diffraction pattern recorded by an electronic detector. Software then reconstructs a model of the structure and provides the unique arrangement of the atoms in the sample. This information on the exact arrangement of atoms in the sample is a critical part of molecular analysis and can provide insight into a variety of areas, including how a protein functions or interacts with a second molecule. Our SCD systems combine high sensitivity and rapid data collection to quickly generate accurate structures for use in the life sciences industry, academic research and a variety of other applications. We currently offer the following SCD systems:

Product	Description
APEX II™ CCD	Consists of a CCD detector with lower noise, higher sensitivity and wider dynamic range as well as electronics which are user selectable for ultra-fast or ultra-low noise readout
MICROSTAR-H and MICROSTAR-ULTRA

X-ray source technology with rotating anode generators for protein crystallography in particular. Includes major advances in anode design, electron and X-ray optics to achieve extraordinary brightness and X-ray intensity

X8 PROTEUM™

Rotating anode generator based lab system with highest sensitivity CCD detector or latest generation AXIOM detector and four-axis kappa goniometer for 3-D structural determination of biological macromolecules

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

We currently offer the following MA systems:

Product	Description
QUANTAX®

Comprehensive and powerful modular EDS system for qualitative and quantitative X-ray microanalysis in scanning or transmission electron microscopes. QUANTAX features innovative SDD X-ray detector technology for high resolution, high speed X-ray detection without the need for liquid nitrogen cooling. Our ESPRIT software suite provides analytical tools for a variety of applications

ARTAX™	Mobile ED-µXRF spectrometer for elemental analysis with high spatial resolution for investigation of works of art, in particular

OES Spark optical emission spectrometers (OES) are the ideal instruments for all types of metals. From pure metals trace analysis to high alloyed grades, spark OES covers the complete range from sub-ppm to percentage levels. All relevant elements can directly be analyzed simultaneously. The technology is using an arc discharge to be ignited between an electrode and the compact metal sample, acting as a counter electrode. The sample surface is remelted and applying energy causes atoms to jump to a higher orbit. Upon falling back, energy is released in form of light. Atoms of a certain element emit light of specific wavelengths. Dispersing this light by means of a grating or prism into a spectrum allows the separation of wavelengths. By using very thin exit slits and photomultipliers the light of a distinct wavelength can be quantified. This is directly representing the concentration of its element. Certified standards are used to convert obtained light intensities into concentrations. Our spark OES systems use the latest detector technology and offer the fastest and most accurate read-out. Currently we offer the following models:

Product	Description
Q6 COLUMBUS

Bench-top vacuum spectrometer. Unique performance in this instrument class. The smallest system offering time-resolved spectroscopy. Thus, it is ideally suited for single-base applications in foundries, die-casters, secondary smelters in the iron, aluminum, copper, zinc, nickel, and many other metal businesses. The 400 mm focal length optical system allows up to 32 detectors, covering the complete wavelength range of interest, even allowing the analysis of nitrogen in the low-UV range

Q8 MAGELLAN

Flagship model for highest analytical performance. Stationary vacuum spectrometer with high-resolution 750 mm optical system. Equipped with all features for optimised analysis of all types of metals. From single to multi-base applications, the system offers a maximum of 128 channels. Unique combination of excitation and read-out parameters with time-resolved spectroscopy and single-spark detection open new fields of applications and analytical performance. Besides all metal producing and processing industries, also contract laboratories and material-testing research are the target market

Q8 CORONADO

Q8 CORONADO is a fully automated metal analyzer. Just enter the sample, register on the touch screen and the system starts. Sample preparation, transportation within the system, spectrometrical analysis, archiving of samples, communication of results; all this is part of the complete process within CORONADO. Even self-control functions including the analysis of monitor samples in intervals and standardization if necessary, are covered by the system.  This helps to reduce sample turnaround times and ensures consistent analytical quality. CORONADO is available in different configurations for ferrous and non-ferrous applications. High analytical performance is ensured by using flagship OE spectrometer MAGELLAN within the automation system

Other Systems Revenue

Other systems revenue relates primarily to the distribution of products not manufactured by Bruker AXS, such as a Bruker AXS instrument combined with an NMR instrument manufactured by our affiliate Bruker BioSpin or an FT-IR interferometer manufactured by our affiliate Bruker Optics. Sales of other systems include sales in combination with a Bruker AXS instrument as well as sales of stand-alone systems. Other systems revenue is typically generated in countries where our affiliates do not have a presence, such as South Africa, Poland and Brazil. Sales of other systems contributed revenue of $7.6 million, $6.8 million and $1.7 million in 2006, 2005 and 2004, respectively.

Bruker AXS’ Aftermarket

In addition to system and solution sales, Bruker AXS generates revenues from sales of service, consumables and related products. Bruker AXS aftermarket sales contributed revenue of $47.3 million, $34.1 million and $33.9 million in 2006, 2005 and 2004, respectively. Given the demands our products face in the field, general maintenance and replacement of consumables such as X-ray tubes and other parts is routine. We supply a large quantity of replacement X-ray tubes to customers over the lives of our systems. Upon expiration of the warranty period, we generate service revenues from our customers through service contracts, repair calls, training and other support services. Service revenue is generated either through post-warranty service contracts or on-demand service calls. The number of customers entering into service contracts varies by geographic region.

In addition to providing service, consumables and replacement parts, we generate recurring revenue through the sale to our customers of a variety of accessory items, including sample handling devices, temperature and pressure control devices, enhanced X-ray optics and software packages. We also provide system upgrades to customers who desire to upgrade, rather than replace, older systems.

Bruker Daltonics

Bruker Daltonics has developed a suite of mass spectrometry instruments that address a wide range of life sciences applications. Mass spectrometry is the method of choice for primary structure analysis, including the determination of amino acid sequence and post-translational modifications and protein quantification. Mass spectrometry is thus a key enabling technology of the expression proteomics laboratory. Mass spectrometers are also increasingly used for the discovery of peptide, protein or metabolite biomarkers and panels or patterns of biomarkers. These biomarkers can be used for toxicity screening or to assess drug efficacy in pre-clinical trials in pharmaceutical drug development. They are also used in clinical research and validation studies in an effort to develop the emerging field of protein molecular diagnostics.

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

•       FTMS—Fourier transform mass spectrometry, including hybrid systems with a quadrupole front end (Q-q-FTMS); and

•       ITMS—Ion trap mass spectrometry.

Time-of-flight spectrometers measure mass based on the time it takes for charged molecules to travel from the ionization source to the detection component. With the ability to analyze more than 10,000 samples per day, these mass spectrometers currently have the highest sample throughput and can analyze the broadest range of masses of any mass spectrometer for use in the fields of genomics and proteomics. Our time-of-flight mass spectrometry solutions make use of this potential for increased speed by automating various steps of the analysis. Our time-of-flight solutions combine high sensitivity, accuracy and throughput to generate large volumes of accurate raw data, primarily for peptide analysis and proteomics in general.

MALDI-TOF mass spectrometers utilize an ionization process to analyze solid samples using a laser that combines high sample throughput with high mass range and sensitivity. Our MALDI-TOF mass spectrometers are particularly useful for: (a) oligonucleotide and synthetic polymer analysis; (b) protein identification and quantification; (c) peptide de novo sequencing; (d) determination of post-translational modifications of proteins; (e) interaction proteomics and protein function analysis; (f) drug discovery and development; and (g) fast body fluid and tissue peptide or protein biomarker detection. We currently offer the following MALDI-TOF instruments:

Product	Description
ultraflex III™ TOF/TOF	High throughput protein identification by MALDI-TOF using peptide mass fingerprinting, followed by more detailed protein characterization via further fragmentation and secondary TOF/TOF detection autoflex III™ TOF/TOF

Vertical and relatively compact system which enables high throughput routine protein identification by MALDI-TOF peptide mass fingerprinting, immediately followed by more detailed protein characterization using MALDI-TOF/TOF tandem mass spectrometry on the same sample autoflex III™

MALDI-TOF instrument designed for industrial biology, used in SNP analysis and proteomics. Incorporates various performance, electronics and software enhancements, and can be optionally upgraded on-site to full TOF/TOF capabilities

microflex LT™	Compact benchtop MALDI-TOF mass spectrometer for clinical proteomics and routine analysis of peptides, proteins and other large molecules

microflex™	Compact high-performance, research-grade benchtop MALDI-TOF mass spectrometer with gridless design of reflectron and microScout ion source for expression proteomics and clinical proteomics
OEM MALDI-TOF for Sequenom Compact MassArray system	A benchtop, medium throughput linear MALDI-TOF designed and manufactured by us for various DNA and RNA analysis methods developed and distributed by Sequenom

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

Benchtop system with high resolution of 15,000 across a broad mass range for small molecule accurate mass measurement and automated candidate molecular formula determination, as well as peptide biomarker discovery from plasma and serum samples

FTMS systems utilize high-field superconducting magnets to offer the highest resolution, selectivity, and mass accuracy currently achievable in mass spectrometry. Our systems based on this technology often eliminate the need for time-consuming separation techniques in complex mixture analyses. In addition, our systems can fragment molecular ions to perform exact mass analysis on all fragments to determine molecular structure. FTMS systems are particularly useful for: (a) the study of structure and function of biomolecules including proteins, DNA and natural products; (b) complex mixture analysis including body fluids or combinatorial libraries; (c) high throughput proteomics and metabonomics; and (d) top-down proteomics of intact proteins without the need for enzymatic digestion of the proteins prior to analysis. We continue to offer next-generation hybrid FTMS systems which combine a traditional external quadrupole mass selector and hexapole collision cell, with a high-performance FTMS for further ion dissociation, top-down proteomics tools, and ultra-high resolution detection. We currently offer the following FTMS systems:

Product	Description
apex® ultra

Easy-to-use, compact hybrid Q-q-FTMS proteomics platform with the Apollo II high-sensitivity ion source and integrated electron capture dissociation tools for “top-down” proteomics, in which intact proteins are analyzed, and “bottom-up” proteomics, which involves enzymatically digesting proteins into peptides and identifying the protein from measurement of the peptides

Magnets, 7-15 tesla

The apex® ultra can be configured with one of several magnet options ranging in fields from 7-15 tesla (we purchase these magnets from Varian/Magnex or from our affiliate, Bruker BioSpin). Infrared multiphoton dissociation (IRMPD) is also available as an option

ITMS systems collect all ions simultaneously which improves sensitivity relative to previous quadrupole mass spectrometers. Ion trap mass spectrometers are particularly useful for: (a) sequencing and identification based on peptide structural analysis; (b) quantitative liquid chromatography mass spectrometry; (c) identification of combinatorial libraries; and (d) generally enhancing the speed and efficiency of the drug discovery and development process. We currently offer the following ITMS systems:

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

Our mass spectrometers can be combined with solutions packages and sample preparation robots designed to enhance throughput of genomics, proteomics and metabonomics analysis. Sales of our solutions packages and sample preparation robots are included in combination of sales from our four mass spectrometry platforms, as well as partly in our aftermarket business. We currently offer the following solution packages:

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

Chemical, Biological, Radiological and Nuclear (CBRN) Detection

We sell a wide range of portable analytical and bioanalytical detection systems and related products for CBRN detection. Our customers use these devices for nuclear, biological agent and chemical agent defense applications, anti-terrorism, law enforcement and process and facilities monitoring. Our CBRN detection products use many of the same technology platforms as our life science products, as well as additional technologies, such as infrared remote detection, or ion mobility spectrometry for handheld chemical detectors. We also provide integrated, comprehensive detection suites which include our multiple detection systems, consumables, training and simulators.

We currently offer the following systems:

Product	Description
EM640™ Series	Transportable GC-MS ideal for emergency response
MM-1 and MM-2	Mobile MS for automatic detection of chemical substances
OPAG 33™	Remote infra-red sensor for atmospheric pollutants
RAID™ Series	Portable and stationary automated ion mobility detectors for chemical agents and toxic industrial chemicals detection
RAPID™ (HAWKTM)	Long-range infrared detector for chemical substance clouds
SVG-2™	Solid-state radiation detector

Bruker Daltonics’ Aftermarket

In addition to system and solution sales, Bruker Daltonics generates revenue from consumables, automation and separation products, training and services, and bioinformatics and software. Bruker Daltonics aftermarket sales contributed revenue of $28.6 million, $30.6 million and $30.2 million in 2006, 2005 and 2004, respectively. We sell consumables for preparing, purifying and processing samples prior to mass spectrometric analyses as well as consumables for collecting samples for CBRN detection.

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

Bruker Optics

Bruker Optics manufactures and distributes research, analytical and process analysis instruments based on infrared (IR), near-infrared (NIR), Raman and time-domain magnetic resonance (TD-NMR) spectroscopy. These products are utilized in industry, government and academia for a wide range of applications and solutions for life science, pharmaceutical analysis, food and agricultural analysis in research and development, quality control and process analysis applications. As with all spectroscopic techniques, vibrational spectroscopy can be used to identify a compound and to investigate the composition of a sample. Bruker Optics utilizes Fourier Transform (FT-IR, FT-NIR and FT-Raman) and the dispersive (Raman) measurement techniques on an extensive range of laboratory and process spectrometers. Infrared spectroscopy is a type of absorption spectroscopy that uses the infrared part of the electromagnetic spectrum. Raman spectroscopy relies on the Raman scattering of a monochromatic light that yields similar and complementary analytical information. Infrared and Raman spectroscopy are widely used in both research and industry as a simple, rapid, non-destructive and reliable technique from basic sample identification and quality control to advanced research. The Bruker Optics product line is complemented by a wide range of sampling accessories and techniques which include microanalysis, high-throughput screening and many others, to help users find the best suitable solution to analyze their samples effectively.

Bruker Optics systems are based on the following four core technology applications:

•       FT-IR - Fourier transform infrared spectroscopy is an interferometry-based IR technology;

•       FT-NIR - Fourier Transform Near Infrared spectroscopy;

•       FT Raman - Raman spectroscopy is the measurement of the wavelength and intensity of inelastically scattered light from molecules, utilizing an interferometry-based technology; and

•       Dispersive Raman - Raman spectroscopy is the measurement of the wavelength and intensity of inelastically scattered light from molecules, utilizing a grating-based technology.

FT-IR, or Fourier transform infrared spectroscopy, is an interferometry-based IR technology offering a faster, more sensitive means of analysis than traditional IR spectroscopy. FT-IR is more time efficient because an entire spectrum is collected at once, rather than sequentially scanning from one wavelength to another across the spectrum. Traditional FT-IR users include the pharmaceutical, petrochemical, forensic/analytical, materials science and research sectors. We currently offer the following FT-IR solutions:

Product	Description
TENSOR™ Series	Entry level, routine spectrometer designed for use in analytical laboratories, research and quality control
VERTEX Series (80V and 70)	Routine to research level instruments designed for demanding R&D experiments such as high resolution, ultra fast rapidscan and step-scan. Spectral ranges include very Far IR to UV/vis measurements

IFS 125HR

The IFS 125HR is designed for high-resolution spectroscopy laboratories. In either absorption or emission mode, the IFS 125HR can resolve highly complex spectra into discrete lines for recognition and spectral assignment

HYPERION™ Series	The HYPERION™ series FT-IR microscopes are for infrared microanalysis and chemical imaging
IRcube™	Compact, process ready OEM instrument, ideal for fiber optic coupling and gas cells
OPAG 22	The Open Path Gas Analyzer (OPAG 22) is for remote sensing of hazardous atmospheric compounds. The system performance allows real-time field screening analysis

FT-NIR, Fourier Transform Near Infrared spectroscopy is a more recent addition to laboratory NIR technologies. This technological advancement is heavily utilized in pharmaceuticals, food/agriculture and chemical industries. Given that FT-NIR instruments measure the entire spectrum simultaneously, they are faster, and more sensitive, with lower noise levels. The inherent design of an FT-NIR system also provides for an internal calibration on every scan and it is ideal for process environments. The pharmaceutical industry is the leading user of FT-NIR instruments, and applications include quality control, research and development, and process analytical technology. The food and agricultural industry is the second largest user of FT-NIR instrumentation, with much of its demand derived from the large installed base of conventional dispersive NIR systems that have long been used in that area. We currently offer the following FT-NIR solutions:

Product	Description
MPA™	Award winning MPA combines multiple sampling techniques of Near Infrared spectroscopy into a single unit for analyzing solids, liquids, powders and tablets
MATRIX™-F

MATRIX™-F is a versatile instrument with applications ranging from raw material identification to quality control of finished products. It can be used as a standalone system for method development and then move directly into a process application and designed to withstand harsh environments

MATRIX™-I

The MATRIX™-I is a rugged FT-NIR spectrometer designed for QA/QC analysis and is equipped with an integrating sphere in the sampling area which permits fast and easy analysis using the diffuse reflectance technique. Samples can be measured directly in their containers or poured into standard cups. This method is ideal for measuring large amounts of materials and is particularly useful for analyzing inhomogeneous samples or large particle size items such as grains or seeds

FT-Raman spectroscopy is the measurement of the wavelength and intensity of inelastically scattered light utilizing an interferometer. The Raman scattered light occurs at wavelengths that are shifted from the incident light by the energies of molecular vibrations. Like FT-IR, the Raman spectrum provides information on molecular structure. The mechanism of Raman scattering is different from that of infrared absorption, in that Raman and IR spectra provide complementary information. Typical applications are in structure determination, qualitative analysis and quantitative analysis. Raman is useful for the identification of both organic and inorganic compounds and functional groups. It is a non-destructive technique, and can be used for the analysis of both liquids and solid surfaces. Raman is well suited for use in the polymer and pharmaceutical industries, and has applications in the metals, electronics, semiconductor and pulp and paper industries. The technique also has applications in the life sciences, forensics and artwork authentication. We currently offer the following FT-Raman solutions:

Product	Description
RAM II

The RAM II module is a dual channel FT-Raman accessory for Bruker Optics FT-IR spectrometers and is designed for researchers who seek flexibility of using different Raman laser wavelengths in combination with FT-IR spectroscopy

RamanScopeIII	The RamanScope FT-Raman Microscope’s high throughput optics and unique liquid nitrogen cooled Germanium detector offers ultra-low signal detection with minimal noise assuring excellent sensitivity
RamSys™

The FT-Raman spectrometer RamSys™ is a dedicated Raman System for analytical process control applications. Rugged components, such as hazardous environment protected Raman probes, and the industrially hardened spectrometer parts makes the RamSys™ ideal for use in process environments

RFS 100/S

The RFS 100/S provides flexible sample handling and optimum FT-Raman performance. Solid, liquid, and even gaseous samples can be measured in RFS 100/S’ large sample compartment by using the variety of sample holders. A wide range of advanced sampling accessories are also available for research applications, as well as automatic sample changers of different sizes to optimize sample throughput in industrial laboratories

Dispersive Raman spectroscopy is the measurement of the wavelength and intensity of inelastically scattered light utilizing grating technology. The Raman scattered light occurs at wavelengths that are shifted from the incident light by the energies of molecular vibrations. Dispersive Raman technology can utilize a wide range of laser lines like 488, 532, 633, and 785 nm for a broad range of applications. Like FT-IR, the Raman spectrum provides information on molecular structure. The mechanism of Raman scattering is different from that of infrared absorption, in that Raman and IR spectra provide complementary information. Typical applications are in structure determination, qualitative analysis and quantitative analysis. Raman is useful for the identification of both organic and inorganic compounds and functional groups. It is a non-destructive technique, and can be used for the analysis of both liquids and solid surfaces. Raman is well suited for use in the polymer and pharmaceutical industries, and has applications in the metals, electronics, semiconductor and pulp and paper industries. The technique also has applications in the life sciences, forensics and artwork authentication. We currently offer the following Dispersive Raman solutions:

Product	Description
SENTERRA

The SENTERRA Dispersive Raman Microscope was designed to provide the highest performance available in a compact and flexible platform and is a full-featured confocal system that can accommodate multiple excitation wavelengths with the highest possible spatial resolution

SENTINEL®

The SENTINEL® is a Raman spectrometer developed for process control and automated lab applications and utilizes an On-Axis spectrograph, optimized for Raman spectroscopy and one standard grating covering the most widely used Raman signature range. The system features aberration free imaging, low noise CCD and innovative technology in signal processing result in excellent signal to noise ratio and maximum performance. The SENTINEL® is compatible for a choice of laboratory, siteglass and process immersion probes, allowing real time process monitoring from a remote location

SPECTRO-GRAPHS

The SURE_SPECTRUM is an OEM dispersive raman imaging spectrograph and scanning monochromator that features dual exit ports for maximum flexibility. SURE_SPECTRUM imaging spectrographs provide the complete computer control of all mechanical and optical functions, using a standard RS-232C serial port, GPIB and IEEE-488 parallel ports. CCD detector can also be controlled with optional software

Other Systems Revenue

Other systems revenue primarily relates to the distribution of bench-top time-domain nuclear magnetic resonance (TD-NMR) systems that use low-field non-superconducting magnets for quality control, process analysis, etc. These systems are developed and manufactured by our affiliate, Bruker BioSpin Corporation. As of June 2006, Bruker Optics is the exclusive distributor for the TD-NMR systems for a period of four years.

Bruker Optics’ Aftermarket

In addition to system and solution sales, Bruker Optics generates revenues from sales of service, consumables and related products. Bruker Optics aftermarket sales contributed revenue of $16.6 million, $13.1 million and $10.8 million in 2006, 2005 and 2004, respectively. Given the demands our products face in the field, general maintenance and replacement of certain parts is routine. Upon expiration of the warranty period, we generate service revenues from our customers through service contracts, repair calls, training and other support services. Service revenue is generated either through post-warranty service contracts or on-demand service calls. The number of customers entering into service contracts varies by geographic region.

In addition to providing service, consumables and replacement parts, we generate recurring revenue through the sale to our customers of a variety of accessory items, including software packages. We also provide system upgrades to customers who desire to upgrade, rather than replace, older systems.

Research and Development

We commit substantial capital and resources to internal and collaborative research and development projects in order to provide innovative products and solutions to our customers. Within Bruker BioSciences, we conduct research primarily to enhance system performance and improve the reliability of existing products, and to develop new innovative products and solutions. We expensed $50.0 million, $47.5 million and $48.4 million in 2006, 2005, and 2004, respectively, for research and development purposes. Our research and development efforts are conducted in the relevant products within Bruker AXS, Bruker Daltonics, and Bruker Optics as well as in collaboration on areas such as microfluidics, automation and workflow management software.

Bruker AXS maintains technical competencies in core X-ray technologies and capabilities, including detectors used to sense X-ray diffraction patterns, X-ray sources and optics that generate and focus the X-rays, robotics and sample handling equipment which hold and manipulate the experimental material, and software that generates the structural data. Recent projects included refining next generation high brilliancy optics and microsources, developing new high power X-ray sources for X-ray diffraction and protein crystallography applications, developing a system with combined XRD and Raman technology for applications in high throughput combinatorial analysis, developing a new large solid angle, high resolution, high throughput ED X-ray detector for microanalysis and creating a high sensitivity area detector system and developing other solution-based technologies and software applications. In the past, Bruker AXS has accepted some sponsored research contracts, mainly from private sources. The research and development performed by Bruker AXS is primarily conducted at our facilities in Madison, WI, U.S.A., Karlsruhe, Germany, Kleve, Germany, Kennewick, WA, U.S.A., and Yokohama, Japan.

Bruker Daltonics maintains technical competencies in core mass spectrometry technologies and capabilities, including MALDI and ESI ion sources; TOF, TOF/TOF, and MS analyzers; bioinformatics; and software. The research and development performed by Bruker Daltonics is primarily conducted at our facilities in Billerica, MA, U.S.A., Bremen, Germany, and Leipzig, Germany. Bruker Daltonics also accepts some sponsored research contracts from external agencies such as government or private sources. Historically, we have been the recipient of significant government grants from the German and United

States governments for various projects for early-stage research and development. We have generally retained at least non-exclusive rights to any items or enhancements we develop under these grants. The German government requires that we use and market technology developed under grants in order to retain our rights to the technology. In 2006, 2005, and 2004, our Bruker Daltonics operating segment received government-sponsored research and development grants in the amounts of $1.2 million, $2.1 million and $2.2 million, respectively.

Bruker Optics maintains technical competencies in core vibrational spectroscopy technologies and capabilities, including FT-IR, FT-NIR, FT-Raman and Dispersive Raman. The research and development performed by Bruker Optics is primarily conducted at our facilities in Ettlingen, Germany and The Woodlands TX, U.S.A. Recent advancements include an application to detect counterfeit drugs in conjunction with the Chinese State Food and Drug Administration (SFDA). Another recent development is the ALPHA FT-IR, which is the worlds smallest FT-IR based on our patented and permanently aligned ROCKSOLID interferometer design. In the past, Bruker Optics has accepted some sponsored research contracts, mainly from the German government.

Customers

We have a broad and diversified global life sciences and advanced and raw materials customer base. Our life science customer base is composed primarily of end-users and includes pharmaceutical, biotechnology, proteomics, food/feed/agricultural biotechnology, molecular diagnostics and fine chemical companies, as well as commercial laboratories, university laboratories, medical schools and other not-for profit research institutes and government laboratories. We sell our X-ray materials research and infrared Raman molecular spectroscopy solutions to the above customer groups as well as to a number of semiconductor, polymer, automotive, cement, steel, aluminum and combinatorial materials design companies. Our customers generally do not have a need to buy numerous systems at one time, and historically we have not depended on any single customer in the sale of our systems. No single customer accounted for more than 10% of revenue in any of the last three fiscal years.

Competition

Our existing products and solutions and any products and solutions that we develop may compete in multiple, highly competitive markets. Many of our potential competitors in these markets have substantially greater financial, technical and marketing resources than we do. They may offer or succeed in developing products that could render our products or those of our strategic partners obsolete or noncompetitive. In addition, many of these competitors have significantly more experience in the life sciences and materials markets. Our ability to compete successfully will depend on our ability to develop proprietary products that reach the market in a timely manner and are technologically superior to and/or are less expensive, or more cost effective, than other products marketed by our competitors. Current competitors or other companies may possess or develop technologies and products that are more effective than ours. Our technologies and products may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors.

Bruker AXS competes with companies that offer analytical X-ray solutions and OES systems, primarily Rigaku (a private Japanese company), Oxford Instruments, Thermo Fisher Scientific, Ametek/Spectro, Panalytical (formerly a division of Philips, now a division of Spectris, a public U.K. company), Innov-X, WAS AG and others. Other competitors produce products based on some of the technology platforms that we utilize; however, none of them produce products utilizing all of our major technology platforms. Some of them have a greater market share than we have in particular technology platform areas.

Bruker Daltonics competes with a variety of companies that offer mass spectrometry-based systems. Bruker Daltonics’ competitors in the life sciences area include Applied Biosystems/MDS Sciex, Agilent, GE-Healthcare, Waters, Thermo Fisher Scientific (which includes Finnigan), Shimadzu/Kratos, Hitachi, JEOL and various automation companies. Bruker Daltonics’ CBRN detection customers are highly fragmented, and we compete with a number of companies in this area, of which the most significant competitor is Smith Detection in the U.K.

Bruker Optics competes with a variety of companies that offer molecular spectrometry-based systems, including Thermo Fisher Scientific (which includes Nicolet), Perkin Elmer, Varian, Foss, ABB Bomen, Renishaw, Buchi, Shimadzu, JEOL and Oxford Instruments (TD-NMR). There are also several smaller companies we compete with, specializing in various markets we sell to.

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

Sales and Marketing

We maintain direct sales forces throughout most of North America, the European Union, Japan, Asia/Pacific and Australia. We have well equipped application and demonstration facilities and qualified application personnel who assist customers and provide product demonstrations in specific application areas. We maintain our primary demonstration facilities at our production facilities as well as in key markets elsewhere.

We also utilize indirect sales channels to reach customers. We have various international distributors and independent sales representatives, including affiliated companies and various representatives in parts of Asia, Latin America, and Eastern Europe. These distributors provide coverage in areas where we do not have direct sales personnel. In addition, we have adopted a distribution business model where we engage in strategic distribution alliances with other companies to address certain market segments. Bruker Daltonics maintains primary distribution alliances with Agilent and Sequenom. As part of its strategic alliance with Agilent, Bruker Daltonics manufactures an ion trap mass spectrometer which Agilent incorporates into its liquid chromatography mass spectrometry systems for distribution into various markets. Through Sequenom, Bruker Daltonics sells medium throughput MALDI-TOF mass spectrometers into clinical genomics markets for medium throughput DNA and SNP analysis. Bruker AXS’ KeyMaster Technologies subsidiary sells handheld OEM XRF systems via a third party, which incorporate proprietary detectors, software and application methods of the third party.

Sales Cycle

Bruker AXS.   The typical sales cycle for Bruker AXS’ products is anywhere from a few days for handheld systems to six to twenty-four months. The sales cycle is three to twenty-four months for academic products and six weeks to twelve months for industrial products. The length of Bruker AXS’ sales cycles is primarily dependent on the budgeting cycles of its customers.

Bruker Daltonics.   The typical time between Bruker Daltonics’ first customer contact and its receipt of a customer’s order for life science systems is three to six months for most product lines. However, this sales cycle can be in excess of a year when a customer must budget the product into an upcoming fiscal year. CBRN detection products can have multi-year sales cycles for large production contracts.

Bruker Optics.   The typical sales cycle for Bruker Optics’ products is three to six months. The sales cycle can be significantly longer for larger-scale orders, such as the order with the Chinese State Food and Drug Administration, which we were awarded in December 2005.

Seasonal Nature of Business

We experience highly variable and fluctuating revenues in the first three quarters of the year, while our fourth quarter revenues have historically been stronger than the rest of the year.

Intellectual Property

Our intellectual property consists of patents, copyrights, trade secrets, know-how and trademarks. Protection of our intellectual property is a strategic priority for our business because of the length of time and expense associated with bringing new products through the development process and to the marketplace. We have a substantial patent portfolio, and we intend to file additional patent applications as appropriate. We believe our owned and licensed patent portfolio provides us with a competitive advantage. This portfolio permits us to maintain access to a number of key technologies. We license our owned patent rights where appropriate. We intend to enforce our patent rights against infringers if necessary.

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

Our management considers Bruker, Bruker BioSciences, Bruker AXS, Bruker Daltonics, and Bruker Optics to be our material trademarks.

We are a party to various government contracts. Under some of these government contracts, the government may receive license or similar rights to intellectual property developed under the contract. However, under government contracts we enter we generally receive no less than non-exclusive rights to any items or technologies we develop.

Manufacturing and Supplies

Several of our manufacturing facilities are certified under ISO 9001:2000, the most rigorous of the international quality standards. We manufacture and test our mass spectrometry products, including CBRN detection products, at our facilities in Billerica, MA, U.S.A., Bremen, Germany, and Leipzig, Germany. We manufacture and test our X-ray and OES products at our facilities in Madison, WI, U.S.A., Karlsruhe, Germany, Berlin, Germany, Kleve, Germany, Kennewick, Washington, and Yokohama, Japan. In addition, we manufacture and test our molecular spectroscopy products at our facilities in Billerica, MA, U.S.A., The Woodlands, Texas, U.S.A., and Ettlingen, Germany. Manufacturing processes at our facilities in Germany include all phases of manufacturing, including machining, fabrication, subassembly, system assembly, and final testing. Our other facilities primarily perform high-level assembly, system integration, and final testing. We are insourcing the manufacturing of critical components to ensure in-house key competence.

We purchase material and components from various suppliers that are either standard products or built to our specifications. We obtain some of the components included in our products from a limited group of suppliers or from a single-source supplier for items such as CCD area detectors, X-ray tubes, magnets, ion traps, robotics and infrared optics, among other things. In 1998, Bruker AXS commenced collaboration with Fairchild Imaging, Inc. for the development of CCD area detectors for use in chemical and biological X-ray crystallography. While Fairchild Imaging owns the chip included in the detector, Bruker AXS has exclusive rights for use of the chip in the SCD and XRD fields, subject to minimum purchase requirements. Bruker AXS also owns the rights to the camera in which the chip is placed. In addition, Bruker AXS’ new detector family is based on Bruker AXS’ proprietary MikroGap™ technology (VANTEC and AXIOM product families for XRD and SCD). Bruker AXS has an ongoing collaboration and joint development project with the Siemens AG X-ray tube division (now Siemens Medical Solutions Vacuum Technology Division) in Germany for the development of X-ray tubes. Bruker Daltonics has historically purchased a substantial portion of its magnets from a single supplier, Varian/Magnex, and also obtains certain key components for the manufacture of its ion traps from Agilent, the sole supplier of these components. Bruker Daltonics also sources certain FTMS electronic modules from Bruker BioSpin, an affiliated company. The Bruker AXS subsidiaries Bruker AXS Microanalysis GmbH, Bruker-Quantron and KeyMaster Technologies presently procure certain key X-ray detector chips, certain OES optical detectors and certain miniaturized X-ray sources, respectively, from single-source suppliers.

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

Working Capital Requirements

To effectively operate our business, we are required to hold significant demonstration inventory and systems shipped but not yet accepted by the customer, or finished goods in-transit. We have well-equipped application and demonstration facilities and qualified application personnel who assist customers and provide product demonstrations in specific application areas. We maintain our primary demonstration facilities at our production facilities as well as in key markets elsewhere. In total, we held $14.7 million and $18.5 million of demonstration inventory at December 31, 2006 and 2005, respectively. In addition, we recognize revenue from system sales upon customer acceptance. Therefore, a significant percentage of our inventory represents systems shipped but not yet accepted by the customer. Such finished goods in-transit were $24.1 million and $25.2 million at December 31, 2006 and 2005 respectively. There are no credit terms extended to customers that would have a material adverse effect on our working capital.

Employees

As of December 31, 2006 and 2005, we had 1,905 and 1,637 full-time and part-time employees worldwide, respectively. Of these employees, 373 and 314 were located in the United States as of

December 31, 2006 and 2005, respectively. The employees based outside of the U.S. are primarily located in Europe.

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

Our business strategy depends on our ability to successfully commercialize a broad range of products based on mass spectrometry, vibrational spectroscopy and X-ray technology for use in a variety of life science, chemistry and materials analysis applications. Some of our products have only recently been commercially launched and have achieved only limited sales to date. The commercial success of our products depends on our obtaining continued and expanding market acceptance of our mass spectrometry, infrared and Raman measurement techniques and, our X-ray analysis tools by our diverse industrial, academic, medical research and governmental customers around the world. We may fail to achieve or sustain substantial market acceptance for our products across the full range of our intended applications or in one or more of our principal intended applications. Any such failure could decrease our sales and revenue. To succeed, we must convince substantial numbers of potential customers to invest in new systems or replace their existing techniques with mass spectrometry, vibrational spectroscopy and X-ray techniques employing our systems. Limited funding available for capital acquisitions by our customers, as well as our customers’ own internal purchasing approval policies, could hinder market acceptance of our products. Our intended customers may be reluctant to make the substantial capital investment generally needed to acquire our products or to incur the training and other costs involved with replacing their existing systems with our products. We also may not be able to convince our intended customers that our systems are an attractive and cost-effective alternative to other technologies and systems for the acquisition, analysis and management of molecular information. Because of these and other factors, our products may fail to gain or sustain market acceptance.

Our products compete in markets that are subject to rapid technological change, and most of our products are based on a range of mass spectrometry, vibrational spectroscopy and X-ray technologies one or more of which could be made obsolete by new technology.

The market for discovery and analysis tools is characterized by rapid technological change and frequent new product introductions. Rapidly changing technology could make some or all of our product lines obsolete unless we are able to continually improve our existing products and develop new products. Because substantially all of our products are based on mass spectrometry, vibrational spectroscopy and X-ray technology, we are particularly vulnerable to any technological advances that would make either certain mass spectrometry, or certain vibrational spectroscopy or certain X-ray analysis tools obsolete as the basis for analytical systems in any of our markets. To meet the evolving needs of our customers, we must rapidly and continually enhance our current and planned products and services and develop and introduce new products and services. In addition, our product lines are based on complex technologies which are subject to rapid change as new technologies are developed and introduced in the marketplace. We may have difficulty in keeping abreast of the rapid changes affecting each of the different markets we serve or intend to serve. If we fail to develop and introduce products in a timely manner in response to changing technology, market demands or the requirements of our customers, our product sales may decline, and we could experience significant losses.

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

We face substantial competition.

We face substantial competition and we expect that competition in all of our markets will increase further. Currently, our principal competition comes from established companies providing products using existing technologies, including mass spectrometry, X-ray technology, OES technology, vibrational spectroscopy, CBRN detection technologies, TD-NMR technologies and other technologies, which perform many of the same functions for which we market our products. Other companies also may choose to enter our field in the future. In addition, some of our technologies indirectly compete for funding with technologies and products provided by our affiliate Bruker BioSpin; this competition creates the potential for actual or perceived conflicts of interest. Our competitors may develop or market products that are more effective or commercially attractive than our current or future products or that may render our products obsolete. Competition has in the past and is likely in the future to subject our products to pricing pressure. Many of our competitors have more experience in the market and substantially greater financial, operational, marketing and technical resources than we do which could give them a competitive edge in areas such as research and development, production, marketing and distribution. Our ability to compete successfully will depend, in part, on our ability to develop proprietary products that reach the market in a timely manner and are technologically superior to, less expensive than, or more cost-effective than, other currently marketed products.

Our operations are dependent upon a limited number of suppliers and contract manufacturers.

We currently purchase components used in our mass spectrometry, vibrational spectroscopy and X-ray systems from a limited number of outside suppliers. Our reliance on a limited number of suppliers could result in time delays associated with redesigning a product due to an inability to obtain an adequate supply of required components and reduced control over pricing, quality and timely delivery. Any of these factors could adversely affect our revenues and profitability. For example, we currently purchase key components used in our mass spectrometry, vibrational spectroscopy and X-ray systems from certain suppliers. In particular, Bruker AXS obtains a sophisticated chip for use in its CCD detectors from Fairchild Imaging which, to Bruker AXS’ knowledge, is the only source of a chip of this size and quality. The X-ray microanalysis business of Bruker AXS, which manufactures and sells accessories for electron microscopes, is partially dependent on cooperation from larger manufacturers of electron microscopes. Additionally, Bruker Daltonics purchases certain magnets from a single supplier, Varian/Magnex, and also obtains certain key components for the manufacture of its ion traps from Agilent, the sole supplier of these components. Our Bruker-Quantron subsidiary purchases certain optical detectors from a single supplier, PerkinElmer, Inc., the sole supplier of certain detector components. Bruker Optics purchases its focal plane array detectors from a single supplier, Lockheed Martin Corporation. Because of the scarcity of some components, we may be unable to obtain an adequate supply of components, or we may be required to pay higher prices or to purchase components of lesser quality. Any delay or interruption in the supply of these or other components could impair our ability to manufacture and deliver our products, harm our reputation and cause a reduction in our revenues. In addition, any increase in the cost of the components that we use in our products could make our products less competitive and decrease our gross margins. We may not be able to obtain sufficient quantities of required components on the same or substantially the same terms. Additionally, consolidations among our suppliers could result in other sole source suppliers for us in the future.

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

If we are unable to make or complete future mergers, acquisitions or strategic alliances as a part of our growth strategy or integrate recent or future mergers, acquisitions or strategic alliances, our business development may suffer.

Our strategy includes potentially expanding our technology base through selected mergers, acquisitions and strategic alliances. In 2005, our indirect subsidiary, Bruker AXS GmbH, acquired Roentec AG, an X-ray microanalysis instrumentation company based in Berlin, Germany, and our direct subsidiary, Bruker AXS, acquired the microanalysis business of Princeton Gamma-Tech Instruments, Inc., a company located in Rocky Hill, New Jersey. The acquired businesses were combined to form a new group within Bruker AXS that focuses on the microanalysis market, a market not previously addressed by Bruker AXS. In the first quarter of 2006, Bruker AXS GmbH completed its acquisition of Socabim SAS, a privately-held Paris, France based company focused on advanced X-ray materials research and analysis software. On July 1, 2006, we completed our acquisition of Bruker Optics. On July 18, 2006, Bruker AXS acquired KeyMaster Technologies, Inc., a developer and manufacturer of portable hand-held X-ray fluorescence (XRF) systems located in Kennewick, Washington. On September 6, 2006, Bruker AXS GmbH completed its acquisition of Quantron GmbH, an optical emission spectroscopy company based in Kleve, Germany.

We may seek to continue to expand our technology base through mergers, acquisitions and strategic alliances. If we fail to effect mergers, acquisitions and strategic alliances, our technology base may not expand as quickly and efficiently as possible. Without such complementary growth from selected mergers, acquisitions and strategic alliances, our ability to keep up with the evolving needs of the markets we serve and to meet our future performance goals could be adversely affected. However, we may not be able to find attractive candidates, or enter into mergers, acquisitions or strategic alliances on terms that are favorable to us, or successfully integrate the operations of companies that we acquire. In addition, we may compete with other companies for these merger, acquisition or strategic alliance candidates, which could make such a transaction more expensive for us. If we are able to successfully identify and complete a merger, acquisition or strategic alliance, it could involve a number of risks, including, among others:

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

•       the potential impairment of relationships with customers as a result of changes in management or otherwise arising out of such transactions; and

•       the significantly increased risk of key management or key employees leaving the acquired companies within the first 1-2 years after the acquisition, including the risk that they may complete with us subsequently.

If we are not able to successfully integrate acquired businesses, we may not be able to realize all of the cost savings and other benefits that we expect to result from the transactions.

Goodwill and other intangible assets are subject to impairment.

As a result of the merger of Bruker Daltonics and Bruker AXS in July 2003, we recorded goodwill and other intangible assets, which must be periodically evaluated for potential impairment. In addition, the recent acquisitions of Roentec, Socabim, Bruker Optics, KeyMaster and Quantron and the microanalysis business of Princeton Gamma-Tech Instruments resulted in additional goodwill and other intangible assets. We assess the realizability of the goodwill and other intangible assets annually as well as whenever events or changes in circumstances indicate that the assets may be impaired. These events or circumstances generally include operating losses or a significant decline in the earnings associated with the business segment these acquisitions are reported within. Our ability to realize the value of the goodwill will depend on the future cash flows of the business segment in addition to how well we integrate the businesses.

In addition to the risks applicable to our life science and materials analysis products, our CBRN detection products are subject to a number of additional risks, including lengthy product development and contract negotiation periods and certain risks inherent in long-term government contracts; our Fourier Transform Infrared, or FT-IR, business with the Chinese State Food and Drug Administration, or SFDA, is also subject to the risks inherent in long-term government contracts.

Our CBRN detection products are subject to many of the same risks associated with our life science products, including vulnerability to rapid technological change, dependence on mass spectrometry and other technologies and substantial competition. In addition, our CBRN detection products as well as our FT-IR products are generally sold to government agencies under long-term contracts. These contracts generally involve lengthy pre-contract negotiations and product development. We may be required to devote substantial working capital and other resources prior to obtaining product orders. As a result, we may incur substantial costs before we recognize revenue from these products. Moreover, in return for larger, longer-term contracts, our customers for these products often demand more stringent acceptance criteria. Their criteria may also cause delays in our ability to recognize revenue from sales of these products. Furthermore, we may not be able to accurately predict in advance our costs to fulfill our obligations under these long-term contracts. If we fail to accurately predict our costs, due to inflation or other factors, we could incur significant losses. Any single long-term contract for our FT-IR products, such as Bruker Optics’ existing contract with the Chinese SFDA, or for our CBRN detection products, may represent a material portion of our total business volume, and the loss of any such contract could have a material adverse effect on our results of operations. Failure to increase other business or to obtain additional government contracts could cause our revenue to decline. Also, the presence or absence of such contracts may cause substantial variation in our results of operations between fiscal periods and, as a result, our results of operations for any given fiscal period may not be predictive of our results for subsequent fiscal periods. The resulting uncertainty may have an adverse impact on our stock price.

If general health care spending patterns decline, our ability to generate revenue may suffer.

We are dependent, both directly and indirectly, upon general health care spending patterns, particularly in the research and development budgets of the pharmaceutical and biotechnology industries, as well as upon the financial condition of various governments and government agencies. Since our inception, both we and our academic collaborators and customers have benefited from various governmental contracts and research grants. Whether we or our academic collaborators will continue to be able to attract these grants depends not only on the quality of our products, but also on general spending patterns of public institutions. The proposed federal budget for fiscal year 2007 freezes spending for the National Institute of Health (NIH) at $28.6 billion. Such a freeze or a potential decrease in the level of governmental spending allocated to scientific and medical research could substantially reduce or even eliminate our grants as well as decrease demand for our products from academic and medical research customers, many of which receive funding from NIH.

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

We are subject to existing and potential additional regulation and government inquiry, which can impose burdens on our operations and narrow the markets for our products.

We are subject, both directly and indirectly, to the adverse impact of existing and potential future government regulation of our operations and markets. For example, exportation of our products, particularly our CBRN detection products, is subject to strict regulatory control in a number of jurisdictions. The failure to satisfy export control criteria or obtain necessary clearances could delay or prevent shipment of products, which could adversely affect our revenues and profitability. Moreover, the life sciences industry, which is the market for our principal products, has historically been heavily regulated. There are, for example, laws in several jurisdictions restricting research in genetic engineering, which can operate to narrow our markets. Given the evolving nature of this industry, legislative bodies or regulatory authorities may adopt additional regulation that adversely affects our market opportunities. Additionally, if ethical and other concerns surrounding the use of genetic information, gene therapy or genetically modified organisms become widespread, we may have less demand for our products. Our business is also directly affected by a wide variety of government regulations applicable to business enterprises generally and to companies operating in the life sciences industry in particular. We note that, as a result of developing and selling products which are the subject of such regulation, we have been, are, and expect to be in the future, subject to inquiries from the government agencies which enforce these regulations, including the U.S. Department of State, the U.S. Department of Commerce, the U.S. Food and Drug Administration, the U.S. Internal Revenue Service, the U.S. Department of Homeland Security, the U.S. Department of Justice, the Securities and Exchange Commission, the Federal Trade Commission, the U.S. Customs and Border Protection and the U.S. Department of Defense, among others, as well as from state or foreign governments and their departments and agencies. As a result, from time to time, the attention of our management and other resources may be diverted to attend to these inquiries. In addition, failure to comply with these regulations or obtain or maintain necessary permits and licenses could result in a variety of fines or other censures or an interruption in our business operations which may have a negative impact on our ability to generate revenues. Finally, our compliance with existing regulations, such as the Sarbanes-Oxley Act of 2002, may have a material adverse impact on us. Under Section 404 of Sarbanes-Oxley, we are required to evaluate and determine the effectiveness of our internal control structure and procedures for financial reporting. Compliance with this legislation may divert management’s attention and resources and cause us to incur significant expense.

If we fail to maintain effective systems of internal controls, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, in our Annual Report on Form 10-K, for the year ended December 31, 2004, we identified and disclosed material weaknesses in our internal control over financial reporting at one significant subsidiary whose operations and financial condition are significant to our consolidated financial statements. In response to these material weaknesses identified, we took steps to strengthen our internal controls over financial reporting at this significant subsidiary. These steps included the following:

•       We evaluated and continue to evaluate the roles and functions within the significant subsidiary’s accounting department and added additional resources to support the controls surrounding inventory valuation and the financial statement close process. Temporary staff had been used to perform additional procedures while management evaluated resources and systems and permanent resources were in place by the end of the third quarter of 2005. Management believes that these additional resources together with the existing accounting staff enable us to perform proper financial reporting.

•       In addition to augmenting our accounting personnel, management determined it was necessary to automate and establish certain preventative controls through the implementation of a fully integrated Materials Resource Planning (MRP) system. Management selected an MRP system during the third quarter of 2005, and completed the implementation of the new system during the second quarter of 2006.

Management believes that the above measures will address the material weaknesses described in our Annual Report on Form 10-K, for the year ended December 31, 2004, in the near and long-term. The material weaknesses identified and disclosed in the Annual Report on Form 10-K for the year ended December 31, 2004 were remediated in 2005. The Audit Committee and management will continue to monitor the effectiveness of our internal controls and procedures on an ongoing basis and will take further action, as appropriate.

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

The audited consolidated financial statements of the Company include the results of Bruker Optics Inc., a provider of research, analytical and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy technologies, Quantron GmbH, a spark-OES company based in Kleve, Germany and KeyMaster Technologies, Inc., a handheld XRF technology company located in Kennewick, Washington. Upon consideration of the date of the acquisition, and the time constraints under which our management’s assessment would have to be made, management determined that it would not be possible to conduct a sufficiently comprehensive assessment of the acquired business’ controls over financial reporting. Accordingly, these operations have been excluded from the scope of management’s assessment of internal controls.

Management has concluded, and our independent registered public accounting firm has attested, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. As noted above, however, the operations of three businesses we acquired in 2006 were not included in management’s assessment of internal controls over financial reporting and, accordingly, such internal controls may be ineffective. Any failure of internal controls relating to these three businesses or any failure to maintain improvements in the internal controls over financial reporting included in management’s assessment could cause us to fail to meet our reporting obligations. As a result, current and potential investors could lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock.

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

We may be involved in lawsuits to protect or enforce our patents that are brought by us which could be expensive and time consuming and, if determined adversely, could adversely affect our patent position.

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

We have agreed to share our name, portions of our intellectual property rights and distribution channels with other entities under common control which could result in the loss of our name and lock in the price of products we may sell to these entities which may not be the best price available for these products.

We maintain a sharing agreement with 13 affiliated entities that requires us to share portions of our intellectual property as it existed on February 28, 2000 and our distribution channels with these affiliated companies and their affiliates. We also share the Bruker name with many of these affiliates. We could lose the right to use the Bruker name if (a) we declare bankruptcy, (b) we interfere with another party’s use of the name, (c) we take a material action which materially detracts from the goodwill associated with the name, (d) we suffer a major loss of our reputation in our industry or marketplace, or (e) we undergo a change of control. The loss of the Bruker name could result in a loss of goodwill, brand loyalty and sales of our products. In addition, we have agreed to maintain the price list on some products purchased from and sold to these affiliates for a period of up to twelve years, subject to yearly adjustments in an amount no greater than the increase in the Consumer Price Index.

Our manufacture and sale of products could lead to product liability claims for which we could have substantial liability.

The manufacture and sale of our products exposes us to product liability claims if any of our products cause injury or are found otherwise unsuitable during manufacturing, marketing, sale or customer use. In particular, if one of our CBRN detection products malfunctions, this could lead to civilian or military casualties in a time of unrest, exposing us to increased potential for high-profile liability. If our CBRN detection products malfunction by generating a false-positive to a potential threat, we could be exposed to liabilities associated with actions taken that otherwise would not have been required. A successful product liability claim brought against us in excess of, or outside the coverage of, our insurance coverage could have a material adverse effect on our business, financial condition and results of operations. We may not be able to maintain product liability insurance on acceptable terms, if at all, and insurance may not provide adequate coverage against potential liabilities.

Responding to claims relating to improper handling, storage or disposal of hazardous chemicals and radioactive and biological materials which we use could be time consuming and costly.

We use controlled hazardous and radioactive materials in our business and generate wastes that are regulated as hazardous wastes under United States federal, and Massachusetts, California, Wisconsin and Washington state, environmental and atomic energy regulatory laws and under equivalent provisions of law in those jurisdictions in which our research and manufacturing facilities are located. Our use of these substances and materials is subject to stringent, and periodically changing, regulation that can impose costly compliance obligations on us and have the potential to adversely affect our manufacturing activities. The risk of accidental contamination or injury from these materials cannot be completely eliminated. If an accident with these substances occurs, we could be held liable for any damages that result, in addition to incurring clean-up costs and liabilities, which can be substantial. Additionally, an accident could damage our research and manufacturing facilities resulting in delays and increased costs.

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

Our chief executive officer and our senior vice president maintain relationships with the Bruker BioSpin group which may impact their management of us.

Our chief executive officer, Frank H. Laukien, and our senior vice president, Dirk D. Laukien currently are, and have been for over 10 years, management officers and directors of the Bruker BioSpin group, which consists of several affiliated companies including Bruker BioSpin Inc., Bruker Physik AG, Bruker BioSpin Invest AG, Techneon AG and their respective subsidiaries. Dr. Frank Laukien spends a substantial amount of time rendering services to the Bruker BioSpin group as the group’s co-CEO. Dr. Dirk Laukien spends a substantial amount of time rendering services to the Bruker BioSpin group as the co-president and a director of Bruker BioSpin Inc. and as a director of Bruker AG. Although Frank and Dirk Laukien spend the majority of their time attending to our business, their involvement with the Bruker BioSpin group reduces the time and attention they can devote to our management. Dr. Frank Laukien and Dr. Dirk Laukien each beneficially own directly or indirectly more than 10% of our stock and more than 10% of the stock of the Bruker BioSpin group. We collaborate with the Bruker BioSpin group in selected product developments, and a portion of our customer base also does business with the Bruker BioSpin group. We believe that all agreements with the Bruker BioSpin group are at arm’s length commercial conditions and pricing. However, Dr. Frank Laukien’s and Dr. Dirk Laukien’s relationships with the Bruker BioSpin group could create an actual or perceived conflict of interest which could negatively impact our business, financial condition, results of operations or cash flows.

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

•       compliance with export laws and controls in multiple jurisdictions;

•       limited intellectual property rights; and

•       the burden of complying with a wide variety of complex foreign laws and treaties, including unfavorable labor regulations, specifically those applicable to our European operations, as well as U.S. laws affecting the activities of U.S. companies abroad.

While the impact of these factors is difficult to predict, any one or more of these factors could adversely affect our operations in the future.

We may lose money when we exchange foreign currency received from international sales into U.S. dollars.

A significant portion of our business is conducted in currencies other than the U.S. dollar, which is our reporting currency. As a result, currency fluctuations among the U.S. dollar and the currencies in which we do business have caused and will continue to cause foreign currency transaction gains and losses. We recognize foreign currency gains or losses arising from our operations in the period incurred. In addition, currency fluctuations could cause the price of our products to be more or less competitive than our principal competitors’ products. Currency fluctuations will increase or decrease our cost structure relative to those of our competitors which could lessen the demand for our products and affect our competitive position. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates. From time to time we enter into certain hedging transactions and/or option and foreign currency exchange contracts which are intended to offset some of the market risk associated with our sales denominated in foreign currencies. We cannot predict the effectiveness of these transactions or their impact upon our future operating results, and from time to time they may negatively affect our quarterly earnings.

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

We currently have reserves established on the statutory books of certain international locations. Within our audited consolidated financial statements, which have been prepared under U.S. generally accepted accounting principles, the potential tax liabilities associated with these reserves have been recorded as long-term deferred tax liabilities. If these reserves are challenged, and we are unable to successfully defend the need for such reserves, these liabilities could become current resulting in a negative impact to our anticipated cash flows from operations over the next twelve months.

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

•       costs related to acquisitions of technology or businesses; and

•       the effectiveness of transactions entered into to hedge the risks associated with foreign currency and interest rate fluctuations.

Historically, we have experienced a decrease in revenue in the first, second and third quarters of each fiscal year relative to the prior fourth quarter, which we believe is due to our customers’ budgeting cycles. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. It is likely that in some future quarters, our results of operations may be below the expectations of public market analysts and investors. In this event, the price of our common stock may fall.

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

•       loss of key personnel;

•       changes in accounting principles;

•       lack of trading volume in our stock;

•       fluctuation within the life science and industrial analysis markets;

•       sales of common stock by existing stockholders, particularly large institutional investors who cannot hold stock traded at less than $5 per share; and

•       economic and political conditions.

The market price for our common stock may also be affected by our ability to meet analysts’ expectations. Any failure to meet such expectations, even slightly, could have an adverse effect on the market price of our common stock. In addition, the stock market, The Nasdaq Global Market and the market for life science stocks in particular, has been and is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. In the past, companies that have experienced volatility in the market price of their securities have been the subjects of securities class action litigation. Any such litigation instigated against us could result in substantial costs and a diversion of managements’ attention and resources, which could significantly harm our business, financial condition and operating results.

Certain financial information incorporated by reference in this prospectus is presented on a basis different from the basis on which our most recently published financial information is presented and is therefore not comparable.

We have incorporated by reference in this prospectus financial statements and other financial information that do not include the financial position and results of operations of Bruker Optics and Bruker BioSciences as a consolidated entity. These financial statements complied with applicable accounting requirements when they were initially filed and are incorporated by reference herein in accordance with the rules and regulations of the Securities and Exchange Commission. Our most recently published financial information is presented on a combined basis and includes the financial position and results of operations of Bruker Optics and Bruker BioSciences as if they had been a part of a consolidated entity for all periods presented, even as to periods prior to the Bruker Optics acquisition. This presentation also complies with applicable accounting requirements. As a result of the different bases of presentation, however, the financial statements and other financial information published more recently are not comparable to the financial statements and other financial information that excludes the combined financial position and results of operations of Bruker Optics and Bruker BioSciences, and the latter should not be relied upon in assessing our financial performance or in making an investment decision with respect to this offering. For more information, see “Cautionary Note Regarding Financial Information.”

Future sales of our stock may impact its market price.

Sales of substantial numbers of shares of our common stock in the public market, or the perception that significant sales are likely, could adversely affect the market price of our common stock.

Existing stockholders have significant influence over us.

As of March 1, 2007, our majority stockholders owned, in the aggregate, approximately 52% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change in control of our company and will make some transactions difficult or impossible to accomplish without the support of these stockholders.

Other companies may have difficulty acquiring us, even if doing so would benefit our stockholders, due to provisions under our corporate charter and bylaws and as well as Delaware law.

Provisions in our certificate of incorporation, as amended, and our bylaws, as well as Delaware law could make it more difficult for other companies to acquire us, even if doing so would benefit our stockholders. Our certificate of incorporation, as amended, and bylaws contain the following provisions, among others, which may inhibit an acquisition of our company by a third party:

•       a staggered board of directors, whereby stockholders elect only a minority of the board each year;

•       advance notification procedures for matters to be brought before stockholder meetings;

•       a limitation on who may call stockholder meetings; and

•       the ability of our board of directors to issue up to 5,000,000 shares of preferred stock without a stockholder vote.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

There are no material unresolved written comments from the staff of the Securities and Exchange Commission regarding our periodic or current reports received not less than 180 days before the end of our fiscal year to which this Form 10-K relates.

ITEM 2.                PROPERTIES

The location and general character of our principal properties by reportable segment as of December 31, 2006 are as follows:

Bruker AXS

Bruker AXS’ six principal facilities are in Karlsruhe, Berlin, and Kleve, Germany, Madison, Wisconsin, USA, and Kennewick, Washington, USA, and Yokohama, Japan. These facilities, which incorporate manufacturing, research and development, application and demonstration, marketing and sales and administration functions for the analytical X-ray business of Bruker AXS, include:

•       an owned 97,000 square foot facility in Karlsruhe, Germany;

•       an owned 43,000 square foot facility in Madison, WI, USA;

•       a leased 16,000 square foot facility in Berlin, Germany;

•       a leased 15,000 square foot facility in Yokohama, Japan;

•       a leased 15,700 square foot facility in Kennewick, Washington, USA; and

•       a leased 6,000 square foot facility in Kleve, Germany.

We lease additional centers for sales, applications and service support in: Delft, The Netherlands (Bruker AXS BV); Coventry, United Kingdom (Bruker AXS Ltd.); Paris, France (Bruker AXS SA); Salzburg, Austria (Bruker Austria GmbH); Milan, Italy (Bruker AXS S.r.L.); Johannesburg, South Africa (Bruker (Pty) Ltd.); Ewing, NJ; São Paulo, Brazil (Bruker do Brasil Ltda.); Singapore (Bruker AXS Pte Ltd.); and Beijing, People’s Republic of China (Bruker AXS Representative Office).

Bruker Daltonics

Bruker Daltonics’ three principal facilities are located in Billerica, Massachusetts USA, Bremen, Germany and Leipzig, Germany. These facilities, which incorporate manufacturing, research and development, application and demonstration, marketing and sales and administration functions for the mass spectrometry and CBRN detection businesses of Bruker Daltonics, include:

•       an owned 90,000 square foot facility in Billerica, Massachusetts USA;

•       an owned 180,000 square foot facility in Bremen, Germany; and

•       an owned 60,000 square foot facility in Leipzig, Germany.

We lease additional centers for sales, applications and service support in Fremont, California; Coventry, United Kingdom (Bruker Daltonics Ltd.); Wissembourg, France (Bruker Daltonique S.A.); Stockholm, Sweden (Bruker Daltonics Scandinavia A.B.); Faellanden, Switzerland (Bruker Daltonics GmbH); Yokohama, Japan (Bruker Daltonics K.K.); Beijing, People’s Republic of China; Taipei, Taiwan (Bruker Daltonics Taiwan Branch); Ontario, Canada (Bruker Daltonics Ltd.); Milan, Italy (Bruker Daltonics Italiana SRL); Alexandria, Australia (Bruker BioSciences Pty Ltd.); Singapore (Bruker Daltonics Pte LTD); Bruxelles, Belgium (Bruker Daltonics NV); Seoul, South Korea (Bruker Daltonics Korea Co. Ltd.); Madrid, Spain (Bruker BioSciences Espanola, SA) and Wormer, Netherlands (Bruker Daltonics BV).

Bruker Optics

Bruker Optics’ three principal facilities are in Ettlingen, Germany, Billerica, Massachusetts, USA, and Houston, Texas, USA. These facilities, which incorporate manufacturing, research and development, application and demonstration, marketing and sales and administration functions for the business of Bruker Optics, include:

•       an owned 75,000 square foot facility in Ettlingen, Germany;

•       a leased 25,000 square foot facility in Billerica, Massachusetts USA; and

•       a leased 15,000 square foot facility in Houston, Texas USA.

We lease additional centers for sales, applications and service support in: Wissembourg, France (Bruker Optique S.A.); Stockholm, Sweden (Bruker Optics Scandinavia A.B.); Milan, Italy (Bruker Optics Italiana SRL); Faellanden, Switzerland (Bruker Optics GmbH); Ontario, Canada (Bruker Optics Ltd.); Kowloon, Hong Kong (Bruker Optik Asia Pacific Limited); Beijing, People’s Republic of China (Bruker Instruments Beijing); Shanghai, People’s Republic of China (Bruker Optics-Shanghai); Taipei, Taiwan (Bruker Optics Taiwan Ltd.); Bangkok, Thailand (Bruker Optik Thailand); Coventry, United Kingdom (Bruker Optics Ltd.); Tokyo, Japan (Bruker Optics K.K.); Wormer, Netherlands (Bruker Optics BV); and Seoul, South Korea (Bruker Optics Korea Co. Ltd.);

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

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices

Our common stock has been traded on The Nasdaq Global Market (formerly the Nasdaq National Market) since August 4, 2000, the date that our common stock was first offered to the public. The following table sets forth, for the period indicated, the high and low sale prices for our common stock as reported on The Nasdaq Global Market:

	High	Low
First Quarter 2006	$5.45	$4.24
Second Quarter 2006	$6.26	$4.52
Third Quarter 2006	$7.33	$5.19
Fourth Quarter 2006	$8.47	$6.70

	High	Low
First Quarter 2005	$4.14	$3.16
Second Quarter 2005	$4.49	$3.07
Third Quarter 2005	$4.69	$3.86
Fourth Quarter 2005	$5.60	$3.97

As of March 9, 2007, there were approximately 96 holders of record of our common stock. This number does not include the individual beneficial owners of shares held in nominee name or within clearinghouse positions of brokerage firms and banks. The Nasdaq official closing price per share of our common stock on March 9, 2007, as reported by The Nasdaq Global Market, was $9.77.

Dividends

We have never declared or paid cash dividends on our capital stock. We currently anticipate that we will retain all available funds for use in our business and do not anticipate paying any cash dividends in the foreseeable future. The terms of certain of our agreements regarding outstanding indebtedness prohibit us from paying cash dividends.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities during the fourth quarter of fiscal 2006. We previously reported sales of unregistered Company common stock during the 2006 fiscal year in our Current Reports on Form 8-K. The foregoing sales were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, on the basis that the transactions did not involve a public offering.

Use of Proceeds from Registered Securities

On February 12, 2007, the Company and a group of selling stockholders completed a public offering of 11,960,000 shares of its common stock, pursuant to our registration statement on Form S-3, registration number 333-139406, which was declared effective by the Securities and Exchange Commission on February 6, 2007. 2,530,000 shares were sold by the Company and 9,430,000 shares were sold by four selling stockholders, at $7.10 per share, generating net proceeds of approximately $17.0 million to the Company and approximately $63.2 million to the selling stockholders, in the aggregate. The Company anticipates using the net proceeds from this offering for the repayment of debt, general corporate purposes and potential acquisitions. On February 21, 2007, the Company used a portion of the proceeds to pay off the remaining $11 million of debt on its Citizens Bank revolving line of credit.

On April 28, 2004, the Company and a group of selling stockholders completed a public offering of 17,250,000 shares of the Company’s common stock, pursuant to our registration statement on Form S-3, registration number 333-113774, which was declared effective by the Securities and Exchange Commission on April 23, 2004. 3,450,000 shares were sold by the Company and 13,800,000 shares were sold by four selling stockholders, at $4.50 per share. The net proceeds from the offering were approximately $14.4 million to the Company and approximately $58.2 million to the selling stockholders, in the aggregate. The Company used the net proceeds from this offering for general corporate purposes.

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

Issuer Purchases of Equity Securities

There were no purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during the fourth quarter of 2006.

ITEM 6.                SELECTED FINANCIAL DATA

On July 1, 2006, the Company completed its acquisition of Bruker Optics. Both the Company and Bruker Optics were majority owned by five affiliated stockholders prior to the acquisition. As a result, the acquisition of Bruker Optics by the Company is considered a business combination of companies under common control, and has been accounted for in a manner similar to a pooling-of-interests. See Note 3 to the audited financial statements included in Item 8 in this report. The consolidated statements of operations data for each of the years ended December 31, 2006, 2005 and 2004 and the consolidated balance sheet data as of December 31, 2006 and 2005 have been derived from our audited financial statements included elsewhere in this report. The combined statement of operations data and combined balance sheet data for all other periods presented has been derived by combining amounts from Bruker BioSciences and Bruker Optics historical audited financial statements. Historical results are not necessarily indicative of future results.

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

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Combined/Consolidated Statements of Operation Data:
Product and service revenue	$434,478	$369,923	$354,650	$318,530	$237,311
Other revenue	1,356	2,330	2,339	1,438	227
Total revenue	435,834	372,253	356,989	319,968	237,538
Total costs and operating expenses	405,172	349,831	350,395	325,645	230,777
Operating income (loss)	30,662	22,422	6,594	(5,677)	6,761
Income (loss) before cumulative effect of change in accounting principle, net of tax	18,481	9,747	(3,855)	(15,446)	(5,388)
Net income (loss) available to common shareholders	18,481	9,747	(3,855)	(15,446)	(6,005)
Net income (loss) per share available to common shareholders	$0.18	$0.10	$(0.04)	$(0.17)	$(0.07)

During 2006, the Company recorded net gains on derivatives of $4.7 million, Bruker Optics acquisition related charges of $5.7 million and stock-based compensation expense of $1.5 million. During 2005, the Company recorded net losses on derivatives of $2.8 million. During 2004, the Company recorded charges of $2.3 million to write-off investments in other companies. During 2003, the Company recorded special charges of $11.7 million in connection with the merger with Bruker AXS. During 2002, the Company recorded a $10.9 million charge due to the write-down of investments in other companies.

	As of December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Combined/Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$52,147	$109,051	$86,564	$82,207	$106,023
Working capital	99,616	167,390	176,034	154,518	166,211
Total assets	433,187	423,642	428,717	401,703	381,474
Total debt	44,720	34,634	47,836	51,704	41,133
Other long-term liabilities	23,730	21,306	21,785	19,936	43,664
Total shareholders’ equity	191,466	229,407	235,540	215,134	194,094

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis, or MD&A, describes the principal factors affecting the results of our operations, financial condition, and changes in financial condition, as well as our critical accounting policies and estimates. MD&A is organized as follows:

•       Executive overview.  This section provides a general description and history of our business, a brief discussion of our reportable segments, significant recent developments in our business and other opportunities, challenges and risks that may impact our business in the future.

•       Critical accounting policies and estimates.  This section discusses the accounting estimates that are considered important to our financial condition and results of operations and require us to exercise subjective or complex judgments in their application. All of our significant accounting policies, including our critical accounting policies and estimates, are summarized in Note 2 to our consolidated financial statements in Item 8 of this report on Form 10-K.

•       Results of operations.  This section provides our analysis of the significant line items on our consolidated statement of operations for the year ended December 31, 2006 compared to 2005 and for the year ended December 31, 2005 compared to 2004.

•       Liquidity and capital resources.  This section provides an analysis of our liquidity and cash flow and a discussion of our outstanding debt and commitments.

•       Transactions with related parties.  This section summarizes transactions with entities which also use the Bruker name and are affiliated through common shareholders.

EXECUTIVE OVERVIEW

On July 1, 2006, the Company completed its acquisition of Bruker Optics. Both the Company and Bruker Optics were majority owned by five affiliated stockholders prior to the acquisition. As a result, the acquisition of Bruker Optics by the Company is considered a business combination of companies under common control, and has been accounted for in a manner similar to a pooling-of-interests. Accordingly, the acquisition of Bruker Optics, as it relates to the portion under common ownership (approximately 96%), has been accounted for at historical carrying values. The portion not under the common ownership of the five affiliated stockholders (approximately 4%) has been accounted for using the purchase method of accounting (at fair value) on a pro rata basis. The excess purchase price of the interest not under common control over the fair value of the related net assets acquired has been accounted for as goodwill and intangible assets. Because this acquisition was essentially considered a pooling of interests, all one-time transaction costs have been expensed as incurred rather than being added to goodwill. During the year ended December 31, 2006, the Company incurred and expensed acquisition related charges totaling $5.7 million, which consisted of investment banking, legal and accounting fees, compensation earned by the special committee of the Company’s Board of Directors and a Bruker Optics officer, and antitrust regulation filing fees. The historical financial statements within this MD&A have been presented as if the companies had always been combined.

Bruker BioSciences and its wholly-owned subsidiaries design, manufacture, market and service proprietary life science and materials research systems based on mass spectrometry core technology platforms, X-ray technologies, optical emission spectroscopy (OES), and molecular spectroscopy technologies. We also manufacture and distribute a broad range of field analytical systems for chemical, biological, radiological and nuclear, or CBRN, detection. We currently report financial results on the basis of three reportable segments: Bruker Daltonics, Bruker AXS and Bruker Optics. Since the Bruker Optics acquisition, management has changed the way we manage our business and we are currently reevaluating the internal reporting structure. This may require a change to our segment reporting in the future and this evaluation is expected to be completed in the first half of 2007.

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

For the year ended December 31, 2006 our revenues grew by approximately 17% to $435.8 million. Of this revenue growth, approximately 13% was organic and the remaining 4% due to acquisitions.  We continue to focus on improving our profitability and our gross profit margins for product and service revenues improved from 44.2% in 2005 to 45.6% in 2006, reflecting improvements realized from ongoing gross profit margin improvement programs and contributions from our recent acquisitions. We continue to invest in sales and marketing initiatives, primarily headcount increases, which has resulted in our sales and marketing expenses as a percentage of product and service revenue to increase year-over-year. We expect these investments to result in increased revenues in future periods. Our ongoing cost control initiatives resulted in decreases in both general and administrative and research and development expenses as a percentage of product and service revenue during 2006 compared to 2005.

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

On January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. This standard revised the measurement, valuation and recognition of financial accounting and reporting standards for equity-based compensation plans contained in SFAS No. 123,  Accounting for Stock Based Compensation. This standard required companies to expense the value of employee stock options and similar equity-based compensation awards based on fair value recognition provisions determined on the date of grant.

We adopted SFAS No. 123(R) using the modified prospective transition method, which required the application of the accounting standard on January 1, 2006, the effective date of the standard for us. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The effect of implementing SFAS No. 123 (R) was not typically material to the overall results of operations or specific line items within the consolidated statement of operations, and as a result was not referenced often within the discussions on results of operations in the accompanying MD&A. For the year ended December 31, 2006, the $1.1 million, net of tax, in stock-based compensation expense was allocated as follows (in thousands):

Year ended December 31, 2006
Cost of Sales	$132
Sales and Marketing	649
General and Administrative	478
Research and Development	215
Total stock-based compensation, pre-tax	1,474
Tax benefit	387
Total stock-based compensation, net of tax	$1,087

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts, inventories, goodwill, long-lived assets, warranty costs, and income taxes. We base our estimates and judgments on historical experience, current market and economic conditions, industry trends and other assumptions that we believe are reasonable and form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

We believe the following critical accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment.

•       Revenue recognition. We recognize revenue from system sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, title and risk of loss has been transferred to the customer and collectibility of the resulting receivable is reasonably assured. Title and risk of loss is generally transferred to the customer upon receipt of a signed customer acceptance form for a system that has been shipped, installed, and for which the customer has been trained. As a result, the timing of customer acceptance or readiness could cause our reported revenues to differ materially from expectations. When products are sold through an independent distributor, a strategic distribution partner or an unconsolidated affiliated distributor, which assumes responsibility for installation, we recognize the system sale when the product has been shipped and title and risk of loss has been transferred. Our distributors do not have price protection rights or rights to return; however, our products are typically warranted to be free from defect for a period of one year. Revenue is deferred until cash is received when a significant portion of the fee is due over one year after delivery, installation and acceptance of a system. For arrangements with multiple elements, we recognize revenue for each element based on the fair value of the element provided all other criteria for revenue recognition have been met. The fair value for each element provided in multiple element arrangements is typically determined by referencing historical pricing policies when the element is sold separately. Changes in our ability to establish the fair value for each element in multiple element arrangements could affect the timing of revenue recognition. Revenue from accessories and parts is recognized upon shipment and service revenue is recognized as the services are performed.

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

•       Inventories. Inventories are stated at the lower of cost or market, with cost determined by the first-in, first-out method for a majority of subsidiaries and by average-cost for a certain international location. We maintain an allowance for excess and obsolete inventory to reflect the expected un-saleable or un-refundable inventory based on an evaluation of slow moving products. If ultimate usage or demand varies significantly from expected usage or demand, additional write-downs may be required, resulting in a charge to operations.

•       Goodwill, other intangible assets and other long-lived assets. We perform an evaluation of whether goodwill is impaired annually or when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Fair value is determined using market comparables for similar businesses or forecasts of discounted future cash flows. We also review other intangible assets and other long-lived assets when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Should the fair value of our long-lived assets decline because of reduced operating performance, market declines, or other indicators of impairment, a charge to operations for impairment may be necessary.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenue

The following table presents revenue, changes in revenue and revenue growth by reportable segment for the years ended December 31, 2006 and 2005 (dollars in thousands):

	2006	2005	$ Change	Percentage Change
Bruker Daltonics	$159,744	$161,355	$(1,611)	-1.0%
Bruker AXS	179,502	137,357	42,145	30.7%
Bruker Optics	105,530	78,701	26,829	34.1%
Eliminations (a)	(8,942)	(5,160)	(3,782)
Total	$435,834	$372,253	$63,581	17.1%

(a)           represents product and service revenues between reportable segments.

Bruker Daltonics

Bruker Daltonics’ revenue decreased by $1.6 million, or 1.0%, to $159.7 million for the year ended December 31, 2006 compared to $161.4 million for the comparable period in 2005. The impact of foreign exchange was not material. The decrease in revenue is a result of higher life science system revenues year-over-year, offset by lower sales of CBRN systems during 2006 compared to 2005, lower grant revenue and lower aftermarket revenues, which includes accessory sales, consumables, training and services. Included in other revenue for 2006 and 2005 are grant revenues from various projects for early-stage research and development projects funded by the German and United States governments. Life science systems, CBRN detection systems and aftermarket revenue as a percentage of Bruker Daltonics’ product and service revenue were as follows during the years ended December 31, 2006 and 2005 (dollars in thousands):

	2006		2005
		Percentage of		Percentage of
		Segment Product		Segment Product
	Revenue	and Service Revenue	Revenue	and Service Revenue
Life Science Systems	$120,577	76.1%	$111,323	69.9%
CBRN Detection Systems	9,426	5.9%	17,370	10.9%
Bruker Daltonics Aftermarket	28,556	18.0%	30,594	19.2%
Product and Service Revenue	158,559	100.0%	159,287	100.0%
Grant Revenue	1,185		2,068
Total Revenue	$159,744		$161,355

Bruker AXS

Bruker AXS’ revenue increased by $42.1 million, or 30.7%, to $179.5 million for the year ended December 31, 2006 compared to $137.4 million for the comparable period in 2005. The impact of foreign exchange was not material. The increase in revenue is attributable to the businesses acquired over the last five quarters and an increase in materials research system sales, other systems and aftermarket revenue. Excluding acquisitions, the revenue growth rate was 20.3%. Other system revenue relates primarily to the distribution of products not manufactured by Bruker AXS. X-ray and OES systems, other systems and aftermarket revenue as a percentage of Bruker AXS’ product and service revenue were as follows during the years ended December 31, 2006 and 2005 (dollars in thousands):

	2006		2005
		Percentage of		Percentage of
		Segment Product		Segment Product
	Revenue	and Service Revenue	Revenue	and Service Revenue
X-Ray and OES Systems	$124,635	69.4%	$96,457	70.2%
Other System Revenue	7,581	4.2%	6,792	5.0%
Bruker AXS Aftermarket	47,286	26.4%	34,108	24.8%
Total Product and Service Revenue	$179,502	100.0%	$137,357	100.0%

Bruker Optics

Bruker Optics’ revenue increased by $26.8 million, or 34.1%, to $105.5 million for the year ended December 31, 2006 compared to $78.7 million for the comparable period in 2005. Included in this change in revenue is approximately $1.6 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue increased by 32.0%. The increase in revenue excluding the effect of foreign exchange is a result of an increase in molecular spectroscopy system revenues especially in Europe and the Pacific Rim, as well as the recognition of $8.7 million of revenue during 2006 under a new contract with the Chinese State Food and Drug Administration (“SFDA”). Other system revenue relates primarily to the distribution of products not manufactured by Bruker Optics. Molecular spectroscopy systems, other systems and aftermarket revenue as a percentage of Bruker Optics’ product and service revenue were as follows during the years ended December 31, 2006 and 2005 (dollars in thousands):

	2006		2005
		Percentage of		Percentage of
		Segment Product		Segment Product
	Revenue	and Service Revenue	Revenue	and Service Revenue
Molecular Spectroscopy Systems	$80,985	76.7%	$57,023	72.4%
Other System Revenue	7,979	7.6%	8,560	10.9%
Bruker Optics Aftermarket	16,566	15.7%	13,118	16.7%
Total Product and Service Revenue	$105,530	100.0%	$78,701	100.0%

Cost of Revenue

The following table presents cost of product and service revenue and gross profit margins on product and service revenue by reportable segment for the years ended December 31, 2006 and 2005 (dollars in thousands):

	2006		2005
	Cost of	Gross Profit	Cost of	Gross Profit
	Revenue	Margin	Revenue	Margin
Bruker Daltonics	$91,672	42.2%	$88,907	44.2%
Bruker AXS	103,616	42.3%	83,819	39.0%
Bruker Optics	50,497	52.1%	38,278	51.2%
Eliminations (a)	(9,285)		(4,730)
Total Cost of Revenue	$236,500	45.6%	$206,274	44.2%

(a)           represents the cost of products and services between reportable segments.

Bruker Daltonics’ cost of product and service revenue for the year ended December 31, 2006 was $91.7 million, resulting in a gross profit margin of 42.2%, compared to cost of product and service revenue of $88.9 million, or a gross profit margin of 44.2% for the comparable period in 2005. The decrease in gross profit margin is primarily attributable to lower CBRN detection system revenues year-over-year.

Bruker AXS’ cost of product and service revenue for the year ended December 31, 2006 was $103.6 million, resulting in a gross profit margin of 42.3%, compared to cost of product and service revenue of $83.8 million, or a gross profit margin of 39.0% for the comparable period in 2005. The increase in gross profit margin is primarily attributable to the higher margin businesses acquired over the last five quarters, better capacity utilization as a result of increased revenue year-over-year and the realization of benefits from various ongoing gross profit margin improvement programs, partially offset by lower gross profit margins realized on other system revenue.

Bruker Optics’ cost of product and service revenue for the year ended December 31, 2006 was $50.5 million, resulting in a gross profit margin of 52.1%, compared to cost of product and service revenue of $38.3 million, or a gross profit margin of 51.2% for the comparable period in 2005. The increase in gross profit margin is primarily attributable to higher margins realized on the Chinese SFDA systems and better capacity utilization as a result of increased revenues year-over-year.

Sales and Marketing

The following table presents sales and marketing expense and sales and marketing expense as a percentage of product and service revenue by reportable segment for the years ended December 31, 2006 and 2005 (dollars in thousands):

	2006		2005
		Percentage of		Percentage of
	Sales and	Segment Product	Sales and	Segment Product
	Marketing	and Service Revenue	Marketing	and Service Revenue
Bruker Daltonics	$25,909	16.3%	$23,849	15.0%
Bruker AXS	35,321	19.7%	27,589	20.1%
Bruker Optics	22,777	21.6%	19,020	24.2%
Total Sales and Marketing	$84,007	19.3%	$70,458	19.0%

Bruker Daltonics’ sales and marketing expense for the year ended December 31, 2006 increased to $25.9 million, or 16.3% of product and service revenue, from $23.8 million, or 15.0% of product and service revenue for the comparable period in 2005. The increase in sales and marketing expense is attributable to incremental investments in various sales and marketing initiatives, primarily headcount related.

Bruker AXS’ sales and marketing expense for the year ended December 31, 2006 increased to $35.3 million, or 19.7% of product and service revenue, from $27.6 million, or 20.1% of product and service revenue for the comparable period in 2005. The increase in sales and marketing expense is primarily attributable to increased headcount related to the acquisitions over the past five quarters and incremental investments in various sales and marketing initiatives.

Bruker Optics’ sales and marketing expense for the year ended December 31, 2006 increased to $22.8 million, or 21.6% of product and service revenue, from $19.0 million, or 24.2% of product and service revenue for the comparable period in 2005. The increase in sales and marketing expense is primarily attributable to increased headcount and higher commissions on increased revenues year-over-year. The decrease in sales and marketing expense as a percentage of product and service revenue is attributable to the leveraging of our sales and marketing infrastructure on higher revenues year-over-year.

General and Administrative

The following table presents general and administrative expense and general and administrative expense as a percentage of product and service revenue by reportable segment for the years ended December 31, 2006 and 2005 (dollars in thousands):

	2006		2005
		Percentage of		Percentage of
	General and	Segment Product	General and	Segment Product
	Administrative	and Service Revenue	Administrative	and Service Revenue
Bruker Daltonics	$8,047	5.1%	$8,906	5.6%
Bruker AXS	12,856	7.2%	10,797	7.9%
Bruker Optics	4,392	4.2%	3,227	4.1%
Corporate	3,687		2,671
Total General and Administrative	$28,982	6.7%	$25,601	6.9%

Bruker Daltonics’ general and administrative expense for the year ended December 31, 2006 decreased to $8.0 million, or 5.1% of product and service revenue, from $8.9 million, or 5.6% of product and service revenue for the comparable period of 2005. The decrease in general and administrative expenses is primarily attributable to lower bad debt expenses year-over-year and benefits from ongoing cost reduction initiatives.

Bruker AXS’ general and administrative expenses for the year ended December 31, 2006 increased to $12.9 million, or 7.2% of product and service revenue, from $10.8 million, or 7.9% of product and service revenue for the comparable period in 2005. The increase in general and administrative expenses is primarily due to increased headcount and intangible asset amortization related to the acquisitions completed over the past five quarters.

Bruker Optics’ general and administrative expenses for the year ended December 31, 2006 increased to $4.4 million, or 4.2% of product and service revenue, from $3.2 million, or 4.1% of product and service revenue for the comparable period in 2005. The increase in general and administrative expenses is primarily due to the expansion of the business and to allocated corporate general and administrative expenses associated with being a public company.

Corporate general and administrative expense for the year ended December 31, 2006 increased to $3.7 million from $2.7 million for the comparable period in 2005. Corporate general and administrative expenses represent expenses associated with being a public company not allocated to our reportable segments, including legal fees, audit and consulting fees, salaries and filing fees. The increase in expenses is primarily attributable to stock-based compensation charges in 2006 not required to be recorded in 2005 and increased headcount year-over-year, partially offset by ongoing cost reduction initiatives.

Research and Development

The following table presents research and development expense and research and development expense as a percentage of product and service revenue by reportable segment for the years ended December 31, 2006 and 2005 (dollars in thousands):

	2006		2005
		Percentage of		Percentage of
	Research and	Segment Product	Research and	Segment Product
	Development	and Service Revenue	Development	and Service Revenue
Bruker Daltonics	$24,681	15.6%	$27,264	17.1%
Bruker AXS	17,687	9.9%	14,093	10.3%
Bruker Optics	7,591	7.2%	6,141	7.8%
Total Research and Development	$49,959	11.5%	$47,498	12.8%

Bruker Daltonics’ research and development expense for the year ended December 31, 2006 decreased to $24.7 million, or 15.6% of product and service revenue, from $27.3 million, or 17.1% of product and service revenue for the comparable period in 2005. The decrease in research and development expense is primarily attributable to a decrease in material purchases during the year ended December 31, 2006 compared to the comparable period in 2005 and to a reduction in headcount year-over-year.

Bruker AXS’ research and development expense for the year ended December 31, 2006 increased to $17.7 million, or 9.9% of product and service revenue, from $14.1 million, or 10.3% of product and service revenue for the comparable period in 2005. The increase in research and development expense is primarily attributable to an increase in headcount resulting from the acquisitions completed over the past five quarters, and increased material purchases during 2006 compared to 2005.

Bruker Optics’ research and development expense for the year ended December 31, 2006 increased to $7.6 million, or 7.2% of product and service revenue, from $6.1 million, or 7.8% of product and service revenue for the comparable period in 2005. The increase in research and development expense is primarily attributable to development activities associated with our Dispersive Raman product line, enhanced product development activities and an increase in material purchases and headcount during 2006 compared to 2005.

Acquisition Related Charges

On April 18, 2006, the Company announced that it had entered into a definitive agreement to acquire all of the stock of molecular spectroscopy company Bruker Optics. The acquisition of Bruker Optics was approved by the Company’s shareholders on June 29, 2006 and was subsequently completed on July 1, 2006. Since this acquisition represented a business combination of companies under common control due to a majority ownership by individuals in both the Company and Bruker Optics, this acquisition has been accounted for in a manner similar to a pooling-of-interest. As a result, transaction costs were expensed as incurred rather than being included in a purchase price allocation. During 2006, the Company incurred and expensed acquisition related charges totaling $5.7 million, which consisted of investment banking, legal and accounting fees, compensation earned by the special committee of the Company’s Board of Directors and antitrust regulation filing fees.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, during the year ended December 31, 2006 was $3.8 million, compared to $(0.8) million during the comparable period in 2005. During the year ended December 31, 2006, the major components within interest and other income (expense), net, were the appreciation of the fair value of derivative financial instruments of $4.7 million, rental income of $0.2 million and losses on foreign currency transactions of $(1.6) million. During the year ended December 31, 2005, the major components within interest and other income (expense), net, were the depreciation of the fair value of derivative financial instruments of $(2.7) million, net interest income of $0.5 million and gains on foreign currency transactions of $1.3 million.

Provision for Income Taxes

The income tax provision for the year ended December 31, 2006 was $15.9 million, or an effective tax rate of 46%, compared to an income tax provision of $11.9 million for the year ended December 31, 2005, or an effective tax rate of 55%. Our effective tax rate reflects our tax provision for non-U.S. entities only, since no benefit was recognized for losses incurred in the U.S. We will maintain a full valuation allowance for our U.S. net operating losses until evidence exists that it is more likely than not that the loss carry forward amounts will be utilized to offset U.S. taxable income. Our tax rate may change over time as the amount or mix of income and taxes outside the U.S. changes. Our effective tax rate is calculated using our projected annual pre-tax income or loss and is affected by research and development tax credits, the expected level of other tax benefits, and the impact of changes to the valuation allowance, as well as changes in the mix of our pre-tax income and losses among jurisdictions with varying statutory tax rates and credits.

Minority Interest in Consolidated Subsidiaries

Minority interest in consolidated subsidiaries for the year ended December 31, 2006 was $8,000 compared to $40,000 in 2005. The minority interest in subsidiaries represents the minority shareholders’ proportionate share of net income of those subsidiaries for the years ended December 31, 2006 and 2005. For the years ended December 31, 2006 and 2005, the minority interest relates to our two majority-owned subsidiaries, Incoatec GmbH and Baltic Scientific Instruments Ltd.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenue

The following table presents revenue, changes in revenue and revenue growth by reportable segment for the years ended December 31, 2005 and 2004 (dollars in thousands):

				Percentage
	2005	2004	$ Change	Change
Bruker Daltonics	$161,355	$152,592	$8,763	5.7%
Bruker AXS	137,357	132,622	4,735	3.6%
Bruker Optics	78,701	74,151	4,550	6.1%
Eliminations (a)	(5,160)	(2,376)	(2,784)
Total Revenue	$372,253	$356,989	$15,264	4.3%

(a)           represents product and service revenues between reportable segments.

Bruker Daltonics

Bruker Daltonics’ revenue increased by $8.8 million, or 5.7%, to $161.4 million for the year ended December 31, 2005 compared to $152.6 million for the comparable period in 2004 and the impact of foreign exchange was not material. The increase in revenue is a result of increased demand for our CBRN detection systems and increased demand for life sciences systems from some industrial customers, as well as our academic, medical research and government agency customers, partially offset by a decrease in demand from some of our pharmaceutical and biotechnology customers and by overall pricing pressures due to increased competition. Revenues for the years ended December 31, 2005 and 2004 include grant revenues from various projects for early-stage research and development projects funded by the German government. Life science systems, CBRN detection systems and aftermarket revenue as a percentage of Bruker Daltonics’ product and service revenue were as follows during the years ended December 31, 2005 and 2004 (dollars in thousands):

	2005		2004
		Percentage of		Percentage of
		Segment Product		Segment Product
	Revenue	and Service Revenue	Revenue	and Service Revenue
Life Science Systems	$111,323	69.9%	$107,369	71.4%
CBRN Detection Systems	17,370	10.9%	12,839	8.5%
Bruker Daltonics Aftermarket	30,594	19.2%	30,195	20.1%
Product and Service Revenue	159,287	100.0%	150,403	100.0%
Grant Revenue	2,068		2,189
Total Revenue	$161,355		$152,592

Bruker AXS

Bruker AXS’ revenue increased by $4.7 million, or 3.6%, to $137.4 million for the year ended December 31, 2005 compared to $132.6 million for the comparable period in 2004, and the impact of foreign exchange was not material. The increase in revenue is attributable to growth in our XRD materials research systems and other systems revenue, partially offset by declines in SCD life science and XRF elemental composition systems revenue. Other system revenue relates primarily to the distribution of products not manufactured by Bruker AXS. X-ray systems, other systems and aftermarket revenue as a percentage of Bruker AXS’ product and service revenue were as follows during the years ended December 31, 2005 and 2004 (dollars in thousands):

	2005		2004
		Percentage of		Percentage of
		Segment Product		Segment Product
	Revenue	and Service Revenue	Revenue	and Service Revenue
X-Ray Systems	$96,457	70.2%	$97,059	73.2%
Other System Revenue	6,792	5.0%	1,679	1.3%
Bruker AXS Aftermarket	34,108	24.8%	33,884	25.5%
Total Product and Service Revenue	$137,357	100.0%	$132,622	100.0%

Bruker Optics

Bruker Optics’ revenue increased by $4.5 million, or 6.1%, to $78.7 million for the year ended December 31, 2005 compared to $74.2 million for 2004. Included in this change in revenue is a favorable effect of approximately $1.0 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue would have increased by 4.7%. Revenue growth was driven primarily by an increase in our North American business across all markets and was offset partially by production and delivery delays due to a the implementation of an ERP system in our German production site. Revenues for the years ended December 31, 2005 and 2004 include grant revenues of $0.3 million and $0.2 million, respectively, from various projects for early-stage research and development projects funded by the German government. Molecular spectroscopy systems, other systems and aftermarket revenue as a percentage of Bruker Optics’ product and service revenue were as follows during the years ended December 31, 2005 and 2004 (dollars in thousands):

	2005		2004
		Percentage of		Percentage of
		Segment Product		Segment Product
	Revenue	and Service Revenue	Revenue	and Service Revenue
Molecular Spectroscopy Systems	$57,023	72.4%	$57,111	77.0%
Other System Revenue	8,560	10.9%	6,255	8.4%
Bruker Optics Aftermarket	13,118	16.7%	10,785	14.6%
Total Product and Service Revenue	$78,701	100.0%	$74,151	100.0%

Cost of Revenue

The following table presents cost of product and service revenue and gross profit margins on product and service revenue by reportable segment for the years ended December 31, 2005 and 2004 (dollars in thousands):

	2005		2004
	Cost of	Gross Profit	Cost of	Gross Profit
	Revenue	Margin	Revenue	Margin
Bruker Daltonics	$88,907	44.2%	$83,934	44.2%
Bruker AXS	83,819	39.0%	82,804	37.6%
Bruker Optics	38,278	51.2%	41,773	43.6%
Eliminations (a)	(4,730)		(2,376)
Total Cost of Revenue	$206,274	44.2%	$206,135	41.9%

(b)          represents the cost of products and services between reportable segments.

Bruker Daltonics’ cost of product and service revenue for the year ended December 31, 2005 was $88.9 million, or a gross profit margin of 44.2%, compared to cost of product and service revenue of $83.9 million, or a gross profit margin of 44.2% for the comparable period in 2004. The consistent margins year-over-year are a result of an increase in the sales volume of high-margin CBRN detection systems, various ongoing gross profit margin improvement programs and better capacity utilization as a result of increased revenues year-over-year, offset by pricing pressures on our life science systems due to increased competition and additional inventory reserves required in 2005.

Bruker AXS’ cost of product and service revenue for the year ended December 31, 2005 was $83.8 million, or a gross profit margin of 39.0%, compared to cost of product and service revenue of $82.8 million, or a gross profit margin of 37.6% for the comparable period in 2004. The increase in gross profit margins is primarily attributable to various ongoing gross profit margin improvement programs and reduced warranty expenses as quality improvement initiatives impact certain products introduced during 2004 and 2005, partially offset by the lower margins derived from other system revenues, which increased in 2005 compared to 2004, and additional reserves during 2005 required for excess service inventories.

Bruker Optics’ cost of product and service revenue for the year ended December 31, 2005 was $38.3 million, or a gross profit margin of 51.2%, compared to cost of product and service revenue of $41.8 million, or a gross profit margin of 43.6% for 2004. The increase in gross profit margin is primarily attributable to increased sales of higher margin products, benefits realized from various ongoing gross profit margin improvement programs and reduced warranty expenses as quality improvement initiatives favorably affected certain products introduced during 2004 and 2005. These improvements were partially offset by additional reserves established for excess service inventories during 2005.

Sales and Marketing

The following table presents sales and marketing expense and sales and marketing expense as a percentage of product and service revenue by reportable segment for the years ended December 31, 2005 and 2004 (dollars in thousands):

	2005		2004
		Percentage of		Percentage of
	Sales and	Segment Product	Sales and	Segment Product
	Marketing	and Service Revenue	Marketing	and Service Revenue
Bruker Daltonics	$23,849	15.0%	$27,000	18.0%
Bruker AXS	27,589	20.1%	28,976	21.8%
Bruker Optics	19,020	24.2%	16,740	22.6%
Total Sales and Marketing	$70,458	19.0%	$72,716	20.5%

Bruker Daltonics’ sales and marketing expense for the year ended December 31, 2005 decreased to $23.8 million, or 15.0% of product and service revenue, from $27.0 million, or 18.0% of product and service revenue for the comparable period in 2004. The decrease in sales and marketing expense as a percentage of product and service revenue is primarily attributable to increased revenue during the year ended December 31, 2005 compared to the comparable period in 2004, and to benefits realized from cost control initiatives implemented late in 2004, partially offset by increased commissions on higher revenues year-over-year.

Bruker AXS’ sales and marketing expense for the year ended December 31, 2005 decreased to $27.6 million, or 20.1% of product and service revenue, from $29.0 million, or 21.8% of product and service revenue for the comparable period in 2004. The decrease in sales and marketing expense as a percentage of product and service revenue is primarily attributable to increased revenue during the year ended December 31, 2005 as compared to the comparable period in 2004, and to benefits realized from cost control initiatives implemented late in 2004, partially offset by increased commissions on higher revenues year-over-year.

Bruker Optics’ sales and marketing expense for the year ended December 31, 2005 increased to $19.0 million, or 24.2% of product and service revenue, from $16.7 million, or 22.6% of product and service revenue in 2004. The increase in sales and marketing expense as a percentage of product and service revenue is primarily attributable to incremental sales and marketing investments in 2005 intended to target future market opportunities for Bruker Optics’ products.

General and Administrative

The following table presents general and administrative expense and general and administrative expense as a percentage of product and service revenue by reportable segment for the years ended December 31, 2005 and 2004 (dollars in thousands):

	2005		2004
		Percentage of		Percentage of
	General and	Segment Product	General and	Segment Product
	Administrative	and Service Revenue	Administrative	and Service Revenue
Bruker Daltonics	$8,906	5.6%	$7,544	5.0%
Bruker AXS	10,797	7.9%	9,419	7.1%
Bruker Optics	3,227	4.1%	2,781	3.8%
Corporate	2,671		3,436
Total General and Administrative	$25,601	6.9%	$23,180	6.5%

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

Bruker Optics’ general and administrative expense for the year ended December 31, 2005 increased to $3.2 million, or 4.1% of product and service revenue, from $2.8 million, or 3.8% of product and service revenue in 2004. The increase in general and administrative expenses is primarily due to a general increase in our business activities and presence around the globe.

Corporate general and administrative expenses represent expenses associated with being a public company not allocated to our reportable segments, including legal fees, audit and consulting fees, salaries and filing fees. Corporate general and administrative expense for the year ended December 31, 2005 decreased to $2.7 million from $3.4 million for the comparable period in 2004. The decrease in expenses is primarily attributable to various salaries and accounting, audit and consulting fees classified as corporate expenses during the year ended December 31, 2004 now being allocated to our reportable segments.

Research and Development

The following table presents research and development expense and research and development expense as a percentage of product and service revenue by reportable segment for the years ended December 31, 2005 and 2004 (dollars in thousands):

	2005		2004
		Percentage of		Percentage of
	Research and	Segment Product	Research and	Segment Product
	Development	and Service Revenue	Development	and Service Revenue
Bruker Daltonics	$27,264	17.1%	$30,050	20.0%
Bruker AXS	14,093	10.3%	13,169	9.9%
Bruker Optics	6,141	7.8%	5,145	6.9%
Total Research and Development	$47,498	12.8%	$48,364	13.6%

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

Bruker Optics’ research and development expense for the year ended December 31, 2005 increased to $6.1 million, or 7.8% of product and service revenue, from $5.1 million, or 6.9% of product and service revenue in 2004. The increase in research and development expense as a percentage of product and service revenue is primarily related to the development activities in the United States associated with our Dispersive Raman product line and enhanced product development activities in Germany during the year ended December 31, 2005 compared to 2004.

Interest and Other Income (Expense), Net

Interest and other income (expense), net during the year ended December 31, 2005 was ($0.8) million compared to ($4.8) million during the comparable period in 2004. During the year ended December 31, 2005, the major components of interest and other income (expense), net, were the depreciation of the fair value of derivative financial instruments of ($2.7) million, net interest income of $0.5 million and gains on foreign currency transactions of $1.3 million. During the year ended December 31, 2004, the major components of interest and other income (expense), net were the write-off of investments in the amount of ($2.3) million, losses on foreign currency transactions of ($1.4) million and net interest expense of ($1.1) million.

Provision for Income Taxes

The income tax provision for the year ended December 31, 2005 was $11.9 million compared to an income tax provision of $5.5 million for the comparable period in 2004. During the year ended December 31, 2005 the Company’s effective tax rate was approximately 55% and reflects our tax provision for non-U.S. entities and U.S. entities that had taxable income and were not included in the consolidated U.S. tax return for U.S. entities with operating losses. No benefit was recognized for losses incurred in the U.S. For U.S entities with cumulative operating loss carry-forwards, we will maintain a full valuation allowance for our U.S. net operating losses until such evidence exists that it is more likely than not that the loss carry-forward amounts will be utilized to offset U.S. taxable income. Our tax rate may change over time as the amount or mix of income and taxes outside the U.S. changes. Our effective tax rate is calculated using our projected annual pre-tax income or loss and is affected by research and development tax credits, the expected level of other tax benefits, the impact of changes to the valuation allowance as well as changes in the mix of our pre-tax income and losses among jurisdictions with varying statutory tax rates and credits.

Minority Interest in Consolidated Subsidiaries

The minority interest in subsidiaries represents the minority shareholders’ proportionate share of net income of these subsidiaries. Minority interest in consolidated subsidiaries for each of the years ended

December 31, 2005 and 2004 was approximately $0.1 million. For the years ended December 31, 2005 and 2004, the minority interest relates to our two majority-owned subsidiaries, Incoatec GmbH and Baltic Scientific Instruments Ltd.

LIQUIDITY AND CAPITAL RESOURCES

We currently anticipate that our existing cash will be sufficient to support our operating and investing needs for at least the next twelve months, but this depends on our profitability and our ability to manage working capital requirements. Future cash requirements could also be affected by potential acquisitions that we may consider. Historically, we have financed our growth through a combination of debt financings and issuances of common stock. Most recently, on February 12, 2007, we and a group of selling stockholders completed a public offering which generated net proceeds of approximately $17.0 million to us. In the future, there can be no assurance that additional financing alternatives will be available to us if required, or if available, will be obtained with terms favorable to us.

During the year ended December 31, 2006, net cash provided by operating activities was $37.7 million compared to net cash provided by operating activities of $49.7 million during the year ended December 31, 2005. The decrease in cash generated by operating activities was primarily attributable to an increase in inventory balances partially offset by improved operating results in 2006, an increase in accounts payable and customer deposits.

During the year ended December 31, 2006, investing activities provided $12.3 million in cash compared to net cash used in investing activities of $12.0 million during the year ended December 31, 2005. Cash provided by investing activities during the year ended December 31, 2006 was attributable primarily to $46.5 million from the sales of short term investments offset by approximately $26.4 million used for acquisitions, net of cash acquired, and $7.6 million in capital expenditures. During 2007, we expect to continue to make capital investments, focusing on enhancing the efficiency of our operations, our internal controls and supporting our anticipated growth.

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

On July 18, 2006 we acquired all of the capital stock of KeyMaster Technologies, a Delaware corporation located in Kennewick, Washington. In accordance with the stock purchase agreement, we paid an aggregate of $10 million of cash consideration to the stockholders of KeyMaster.

On September 6, 2006, we acquired all of the capital stock of Quantron, a spark-OES company based in Kleve, Germany. In accordance with the stock purchase agreement, at the closing, we paid an aggregate of approximately $6.3 million of consideration to the sellers, of which approximately $5.0 million was paid in cash and approximately $1.3 million was paid in the issuance of an aggregate of 202,223 restricted unregistered shares of our common stock to Quantron’s two largest shareholders. Pursuant to the earn-out provisions of the stock purchase agreement, up to an aggregate of $4.7 million of additional cash consideration may be paid through 2009 based on future performance of Quantron.

In connection with our November 2005 acquisition of Roentec AG, additional consideration, in the amount of approximately $2.0 million, may be paid to Roentec’s former management, employee and consultant shareholders based on the 2006 and 2007 revenue performance of Roentec. If these payments are required, they will be comprised of either, at our option, 50% our restricted stock and 50% cash, or 100% cash. For 2006, the Company intends to pay this additional consideration in cash.

During the year ended December 31, 2006, financing activities used $64.4 million of cash compared to a use of $11.0 million of cash during the year ended December 31, 2005. The use of cash in 2006 was primarily due to $74.0 million paid to certain shareholders in connection with the Bruker Optics acquisition offset by $12.2 million in increased proceeds from short-term borrowings. Although the $74.0 million was part of the Bruker Optics purchase price, the purchase accounting treatment for companies under common control resulted in these payments being recorded within financing activities as a deemed dividend.

At December 31, 2006, we had a demand line of credit with Citizens Bank in the United States with a maximum available amount of $40.0 million. The line of credit is secured by the pledge to the bank of 100% of the capital stock of each of the Company’s wholly-owned domestic subsidiaries, each of which also pledged a portion of the stock of certain of their foreign subsidiaries. As of December 31, 2006, $29.0 million under our U.S. line of credit was available. We also maintain revolving lines of credit totaling approximately $35.3 million with various German, Japanese and French banks. The German, Japanese and French lines of credits are unsecured and as of December 31, 2006, approximately $8.4 million, in the aggregate, was outstanding on these lines of credit.

In addition to our lines of credit, we have both short-term and long-term notes payable with outstanding balances aggregating $25.3 million as of December 31, 2006. The interest rates on these obligations range from 1.8% to 8.01%. We entered into an interest rate swap to hedge the variability of cash flows related to changes in interest rates on borrowings of variable debt obligations and pay a 4.6% fixed rate of interest and receive a variable rate of interest based on the Securities Industry and Financial Markets Municipal SWAP Index. The interest rate swap has a notional value of $1.7 million which decreases in conjunction with the State of Wisconsin industrial revenue bonds (IRB) payment schedule until the interest rate swap and IRB agreements terminate in December 2013.

The following table summarizes maturities for our significant financial obligations as of December 31, 2006 (in thousands):

		Less than	1-3	4-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Short-term borrowings	$19,396	$19,396	$—	$—	$—
Operating lease obligations	14,659	3,614	5,940	4,815	290
Long-term debt	25,324	2,461	18,977	2,659	1,227
Pension	11,116	140	636	1,179	9,161
Total contractual obligations	$70,495	$25,611	$25,553	$8,653	$10,678

In connection with some of our outstanding debt, we are required to maintain financial ratios and meet other financial criteria. Additionally, we are subject to a variety of restrictive covenants that require bank consent if not met. As of December 31, 2006, the latest measurement date, we were not in compliance with the required debt service coverage ratio associated with the IRB. On January 30, 2007, we received from the holder of the debt a limited waiver for the quarterly measurement period ending December 31, 2006.

As of December 31, 2006, we had approximately $10.9 million of net operating loss carryforwards available to reduce future U.S. taxable income. These losses have various expiration dates through 2025. We also had foreign tax credits of approximately $9.9 million that expire in 2016 and research and development tax credits of approximately $3.1 million available to offset future U.S. tax liabilities that expire at various dates through 2025.

TRANSACTIONS WITH RELATED PARTIES

We are affiliated, through common shareholders, with several other entities which use the Bruker name. We have entered into a sharing agreement with certain of these affiliates which provides for the sharing of specified intellectual property rights, services, facilities and other related items.

As of December 31, 2006 and 2005, we had payables to related parties of $5.9 million and $6.2 million, respectively. As of December 31, 2006 and 2005, we had receivables from related parties of $9.0 million and $6.5 million, respectively. Payment terms on balances with related parties are similar as those with third party customers.

Sales to related parties which are not subsidiaries of ours are included as revenues in the consolidated financial statements. These related parties maintain sales offices in countries in which we do not have our own distribution network. As such, these sales were primarily for resale of our products only. These sales amounted to $10.8 million, $14.2 million and $19.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. In addition, we purchased products and services which amounted to $19.4 million, $15.8 million, and $12.7 million from affiliated entities in the year ended December 31, 2006, 2005 and 2004, respectively.

We share various general and administrative expenses for items including umbrella insurance policies, accounting services and leases with various related parties. These general and administrative expenses amounted to $3.7 million, $2.8 million and $2.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

During the years ended December 31, 2006, 2005 and 2004, we paid $1.3 million, $0.5 million and $0.5 million to a law firm in which one of our directors is a partner.

During the years ended December 31, 2006, 2005 and 2004, we paid approximately $147,000, $48,500 and $24,300 to a financial services firm in which one of our directors is a partner.

Bruker Optics rents various office space from a principal stockholder under lease agreements. During each of the years ended December 31, 2006, 2005 and 2004, this stockholder was paid $0.3 million, which was estimated to be equal to the estimated fair market value less the cost of capital improvements provided by Bruker Optics in 2004. Bruker Optics subleased a portion of this office space to an affiliate during 2006, 2005 and 2004 and received $31,500, $31,500, and $0.1 million, in rental income, which included charges for utilities and other occupancy cost. This rental income is recorded as a reduction of rent, utilities, and building maintenance expenses.

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

The Company’s exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on its investment portfolio. The

Company ensures the safety and preservation of invested funds by limiting default risk, market risk and reinvestment risk. The Company mitigates default risk by investing in investment grade securities. Declines in interest rates over time will, however, reduce the Company’s interest income.

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

We have entered into option and forward currency exchange contracts, both having maturities of less than twelve months with notional amounts aggregating $14.4. These contracts involve the purchase of EURO currency at fixed U.S. dollar amounts. The notional amounts of the contracts are intended to hedge receivables in U.S. dollars. These transactions do not qualify for hedge accounting under SFAS No. 133. Accordingly, the instruments are marked-to-market with the corresponding gains and losses recorded in other income (expense) in the current period.

At the end of each reporting period, we obtain third-party verification as to the fair value of these instruments. As of December 31, 2006 and 2005, the currency exchange contracts had a favorable fair value of $1.4 million and an unfavorable fair value of $2.7 million, respectively. The instruments’ fair market values are recorded net of each other on the balance sheet. In connection with these instruments, we recorded a net gain of $4.1 million and a net loss of $(2.8) million during the years ended December 31, 2006 and 2005, respectively.

Realized foreign exchange gains (losses) were approximately $(1.6) million and $1.3 million for the years ended December 31, 2006 and 2005, respectively. As we continue to expand internationally, we evaluate currency risks and may enter into foreign exchange contracts on a more consistent basis or from time to time as the circumstances require to mitigate foreign currency exposure.

We have entered into foreign-denominated debt obligations. The currency effects of the debt obligations are reflected in interest and other income (expense), net, on the consolidated statement of operations. We also have foreign-denominated intercompany borrowing arrangements with our Bruker Daltonik GmbH subsidiary in Germany that affected accumulated other comprehensive income (loss). A 10% increase or decrease of the respective foreign exchange rate with our Bruker Daltonik GmbH subsidiary in Germany would result in a change in accumulated other comprehensive income (loss) of approximately $2.9 million or $(2.4) million, respectively.

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

In the United States, we have entered into an interest rate swap arrangement to limit the interest rate exposure on our $2.0 million industrial revenue bond to a fixed rate of 4.6%. We pay a 4.6% fixed rate of interest and receive a variable rate of interest based on the Securities Industry and Financial Markets Municipal SWAP Index on a $1.7 million notional amount. Net interest payments or receipts are recorded as adjustments to interest expense. In addition, the instrument is recorded at fair market value on our balance sheet, and changes in the fair market value are recorded in current earnings since the arrangement is not considered an effective hedge. As of December 31, 2006, the fair value of the instrument was approximately $0.1 million, net of tax, and is recorded as a liability on the balance sheet.

In 2002, we entered into two derivative financial instruments; a cross currency interest rate swap and an interest rate swap. The cross currency interest rate swap is for 5.0 million Euro and we receive semiannual interest payments in Euro based on a variable interest rate equal to the six-month EURIBOR rate in exchange for semiannual payments in Swiss francs at a fixed rate of 4.97%. The interest rate swap of 3.0 million Euro reduces the 6-month EURIBOR rate by 1.80% per annum until January 4, 2007. We entered into the financial instruments to manage our exposure to interest rates and foreign exchange risk. Until the instruments become an effective hedge, the instruments are considered speculative and are marked-to-market through interest and other income (expense), net, on the consolidated statement of operations. As of December 31, 2006 and 2005, the cross currency interest rate swap had a favorable fair value of $0.2 million and an unfavorable value of $(0.3) million, respectively. As of December 31, 2006 and 2005, the interest rate swap had unfavorable fair values of approximately $(0.0) million and $(0.1) million, respectively.

A 10% increase or decrease in the average cost of our variable rate debt would not result in a material change in pre-tax interest expense.

Inflation

We do not believe inflation had a material impact on our business or operating results during any of the periods presented.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Liabilities, Including an amendment of FASB Statement No. 115, (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective as of the beginning of fiscal 2008. We have not yet assessed the effect, if any, that adoption of SFAS 159 will have on our results of operations and financial position.

In September 2006, the FASB issued SFAS No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans—which amends SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106, Employers Accounting for Postretirement Benefits Other Than Pensions and SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits. This Statement requires an employer to recognize the overfunded or underfunded status of defined benefit pension and other postretirement defined benefit plans, previously disclosed in the footnotes to the financial statements, as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position. In addition, this Statement will require disclosure of the effects of the unrecognized gains or losses, prior service costs and transition asset or obligation on the next fiscal year’s net periodic benefit cost. This Statement is effective for all financial statements issued for fiscal years ending after December 15, 2006 and retrospective application of this Statement is not permitted. We have adopted SFAS  No. 158 and as of December 31, 2006 we have incurred an incremental increase in benefit obligation of $0.2 million.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS 157 provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how such fair value measurements were developed. SFAS 157 clarifies the principle that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company specific data. We are currently assessing the impact that SFAS 157 will have on our results of operations and financial position.

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

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Bruker BioSciences Corporation

We have audited the accompanying consolidated balance sheets of Bruker BioSciences Corporation (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bruker BioSciences Corporation at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, which requires the Company to recognize expense related to the fair value of share-based compensation awards.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Bruker BioSciences Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2007 expressed an unqualified opinion thereon.

Boston, Massachusetts
March 14, 2007

BRUKER BIOSCIENCES CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$52,147	$62,632
Short-term investments	—	46,419
Accounts receivable, net	79,604	67,913
Due from affiliated companies	9,028	6,464
Inventories	134,504	117,655
Other current assets	19,461	14,166
Total current assets	294,744	315,249
Property, plant and equipment	90,349	85,313
Restricted cash	1,107	1,010
Goodwill	39,777	17,516
Intangible assets	5,579	1,533
Other assets	1,631	3,021
Total assets	$433,187	$423,642
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$19,396	$7,323
Current portion of long-term debt	2,461	2,241
Accounts payable	23,102	17,211
Due to affiliated companies	5,901	6,175
Customer advances	49,461	38,175
Other current liabilities	94,807	76,734
Total current liabilities	195,128	147,859
Long-term debt	22,863	25,070
Other long-term liabilities	12,375	11,675
Accrued pension	11,116	8,518
Minority interest in consolidated subsidiaries	239	1,113
Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued or outstanding at December 31, 2006 and 2005	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 102,561,129 and 101,105,705 shares issued and outstanding at December 31, 2006 and 2005, respectively	1,020	1,011
Additional paid-in capital	149,460	217,716
Retained earnings (accumulated deficit)	17,467	(1,014)
Accumulated other comprehensive income	23,519	11,694
Total shareholders’ equity	191,466	229,407
Total liabilities and shareholders’ equity	$433,187	$423,642

The accompanying notes are an integral part of these financial statements.

BRUKER BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Product revenue	$384,548	$329,452	$317,269
Service revenue	49,930	40,471	37,381
Other revenue	1,356	2,330	2,339
Total revenue	435,834	372,253	356,989
Cost of product revenue	206,628	178,831	182,377
Cost of service revenue	29,872	27,443	23,758
Total cost of revenue	236,500	206,274	206,135
Gross profit	199,334	165,979	150,854
Operating expenses:
Sales and marketing	84,007	70,458	72,716
General and administrative	28,982	25,601	23,180
Research and development	49,959	47,498	48,364
Acquisition related charges	5,724	—	—
Total operating expenses	168,672	143,557	144,260
Operating income	30,662	22,422	6,594
Interest and other income (expense), net	3,758	(780)	(4,847)
Income before provision for income taxes and minority interest in consolidated subsidiaries	34,420	21,642	1,747
Provision for income taxes	15,931	11,855	5,533
Income (loss) before minority interest in consolidated subsidiaries	18,489	9,787	(3,786)
Minority interest in consolidated subsidiaries	8	40	69
Net income (loss)	$18,481	$9,747	$(3,855)
Net income (loss) per share—basic and diluted:	$0.18	$0.10	$(0.04)
Weighted average common shares outstanding:
Basic	101,512	100,823	99,797
Diluted	102,561	101,130	99,797

The accompanying notes are an integral part of these financial statements.

BRUKER BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data)

				Retained		Accumulated
			Additional	Earnings		Other	Total
			Paid-in	(Accumulated	Treasury	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit)	Stock	Income (Loss)	Equity
Balance at December 31, 2003	97,764,660	$978	$204,315	$(6,906)	$(2,332)	$19,079	$215,134
Issuance of common stock, net of issuance costs	2,992,800	29	12,019	—	2,332	—	14,380
Stock options exercised	14,853	1	48	—	—	—	49
Stock compensation related to stock options issued to non-employees	—	—	38	—	—	—	38
Comprehensive loss:
Net loss	—	—	—	(3,855)	—	—	(3,855)
Unrealized loss on investments	—	—	—	—	—	(155)	(155)
Foreign currency translation adjustments	—	—	—	—	—	9,949	9,949
Net comprehensive income							5,939
Balance at December 31, 2004	100,772,313	1,008	216,420	(10,761)	—	28,873	235,540
Shares issued in connection with acquisition	209,271	2	892	—	—	—	894
Stock options exercised	124,121	1	376	—	—	—	377
Stock compensation related to stock options issued to non-employees	—	—	28	—	—	—	28
Comprehensive loss:
Net income	—	—	—	9,747	—	—	9,747
Unrealized gain on investments	—	—	—	—	—	12	12
Foreign currency translation adjustments	—	—	—	—	—	(17,191)	(17,191)
Net comprehensive loss							(7,432)
Balance at December 31, 2005	101,105,705	$1,011	$217,716	$(1,014)	$—	$11,694	$229,407
Shares issued in connection with the purchase of minority interest	73,475	1	360	—	—	—	361
Deemed dividend in connection with the Bruker Optics acquisition	—	—	(74,021)	—	—	—	(74,021)
Shares issued in connection with acquisitions	469,525	5	2,605	—	—	—	2,610
Stock options exercised	290,224	3	1,326	—	—	—	1,329
Stock based compensation	—	—	1,474	—	—	—	1,474
Issuance of restricted shares	622,200	—	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	18,481	—	—	18,481
Foreign currency translation adjustments	—	—	—	—	—	11,825	11,825
Net comprehensive income							30,306
Balance at December 31, 2006	102,561,129	$1,020	$149,460	$17,467	$—	$23,519	$191,466

The accompanying notes are an integral part of these financial statements.

BRUKER BIOSCIENCES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$18,481	$9,747	$(3,855)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	13,289	10,506	11,201
Deferred income taxes	1,412	(1,315)	918
Write down of investments and other non-cash charges	—	—	2,422
Provision for doubtful accounts	(368)	155	928
Stock compensation	1,474	28	38
Minority interest in consolidated subsidiary	8	40	69
Gain on disposal of assets	(464)	(513)	(367)
(Gain) loss on fair market value of derivative instruments	(4,714)	2,783	(94)
Changes in operating assets and liabilities:
Accounts receivable	(5,779)	(2,253)	(5,760)
Inventories	(11,675)	(835)	9,569
Other assets and prepaid expenses	(10,349)	(3,728)	(8,767)
Accounts payable	11,172	573	(298)
Income taxes payable	(7,031)	9,982	(2,414)
Accrued pension	1,520	1,020	955
Other liabilities	30,717	23,532	1,137
Net cash provided by operating activities	37,693	49,722	5,682
Cash flows from investing activities:
Purchases of property, plant and equipment	(7,623)	(4,791)	(10,051)
Purchase of short-term investments	—	(1,276)	(5,392)
Redemption of short-term investments	46,460	—	11,589
Acquisitions, net of cash acquired	(26,449)	(5,605)	—
Restricted cash	(89)	(357)	(446)
Net cash provided by (used in) investing activities	12,299	(12,029)	(4,300)
Cash flows from financing activities:
Proceeds from (repayment of) short-term borrowings, net	12,179	(5,366)	(8,477)
Repayment of long-term debt	(6,709)	(6,299)	(854)
Proceeds from long-term debt	2,583	313	984
Proceeds from issuance of common stock, net of issuance costs	1,583	377	14,422
Cash payments to shareholders	(74,021)	—	—
Net cash (used in) provided by financing activities	(64,385)	(10,975)	6,075
Effect of exchange rate changes on cash	3,908	(5,506)	3,251
Net change in cash and cash equivalents	(10,485)	21,212	10,708
Cash and cash equivalents at beginning of year	62,632	41,420	30,712
Cash and cash equivalents at end of year	$52,147	$62,632	$41,420
Supplemental disclosure of cash flow information:
Cash paid for interest	1,458	1,637	2,531
Cash paid for taxes	21,658	2,858	8,305
Noncash investing and financing activities:
Issuance of common stock for Bruker Optics acquisition	55,853	—	—
Issuance of common stock for other acquisitions	2,610	894	—

The accompanying notes are an integral part of these statements.

Bruker BioSciences Corporation
Notes to Consolidated Financial Statements

Note 1—Description of Business

Bruker BioSciences Corporation and its wholly-owned subsidiaries (the “Company”, “we,’’ “us,” or “our”) design, manufacture, service and market proprietary life science and materials research systems based on mass spectrometry core technology platforms, X-ray technologies, optical emission spectroscopy (OES), and infrared and Raman molecular spectroscopy technology. The Company also sells a broad range of field analytical systems for chemical, biological, radiological and nuclear (CBRN) detection. The Company maintains major technical and manufacturing centers in Europe, North America and Japan and sales offices throughout the world. The Company’s diverse customer base includes pharmaceutical, biotechnology and proteomics companies, academic institutions, advanced materials and semiconductor industries and government agencies.

On July 1, 2006, the Company completed its acquisition of Bruker Optics Inc. (“Bruker Optics”). Both the Company and Bruker Optics were majority owned by five affiliated stockholders prior to the acquisition. As a result, the acquisition of Bruker Optics by the Company is considered a business combination of companies under common control, and has been accounted for in a manner similar to a pooling-of-interests. Accordingly, the acquisition of Bruker Optics, as it relates to the portion under common ownership (approximately 96%), was accounted for at historical carrying values at the date of the acquisition. The portion not under the common ownership of the five affiliated stockholders (approximately 4%) has been accounted for as a minority interest. The portion not under common control primarily represented stock options to purchase shares of common stock outstanding at the date of the acquisition. The excess purchase price of the interest not under common control over the fair value of the related net assets acquired was accounted for as goodwill and intangible assets. The consolidated balance sheets, statements of operations, statements of cash flows and notes to the consolidated financial statements for all periods presented herein have been restated by combining the historical consolidated financial statements of the Company with those of Bruker Optics.

Since the integration of the Bruker Optics acquisition began, we have been changing the way we manage our business and consider ourselves as a provider of instrumentation and solutions to life sciences and industrial businesses throughout the world. We continue to focus more on addressing the markets we serve and the needs of our various customers, including pharmaceutical, biotechnology, advanced and raw materials companies, and academic and governmental institutions, and less on selling individual products and technologies. As a result of this change in the way we manage our business, we may change our segment reporting in the future. The Company currently reports financial results on the basis of the following three business segments:

1.                Bruker Daltonics is a leading developer and provider of life science tools based on mass spectrometry and also develops and provides a broad range of field analytical systems for CBRN detection.

2.                Bruker AXS is a leading developer and provider of life science and advanced materials research tools based on X-ray technology tools for advanced X-ray and spark-OES instrumentation used in non-destructive molecular materials and elemental analysis in academic, research and industrial applications.

3.                Bruker Optics is a leading developer and provider of research, analytical and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy technologies.

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

Restricted Cash

Certain customers require the Company to provide bank guarantees on customer advances. These amounts are considered restricted cash and are classified as non-current. Generally, the lines of credit facilitate this requirement. However, to the extent the required guarantee exceeds the available local line of credit, the Company maintains current restricted cash balances. In addition, the Company is required to maintain a restricted cash balance as a guarantee for the lessor of the building located in Delft, Netherlands, throughout the lease term, which has also been classified as non-current. As of December 31, 2006 and 2005, restricted cash balances were approximately $1.1 million and $1.0 million, respectively.

Short-term Investments

The Company accounts for its short-term investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company’s investments, which are carried at fair value, consist of funds comprised of auction-rated securities and bond instruments and have been classified as available-for-sale at December 31, 2005. The basis for the cost of securities sold was determined by the specific identification method. If the market values of individual securities decrease below cost for a period of six to nine months, the Company deems this indicative of an other than temporary impairment and writes down the carrying amount of the investments to market value through other income (expense), net, in the accompanying statement of operations. As of December 31, 2005, there were no material unrealized gains or losses. The Company had no short-term investments as of December 31, 2006.

Concentration of Credit Risk

Financial instruments which subject the Company to credit risk consist of cash and cash equivalents, short-term investments and accounts receivables. The risk with respect to cash and cash equivalents and short-term investments is minimized by the Company’s policy of investing in short-term financial instruments issued by highly-rated financial institutions. The risk with respect to accounts receivables is minimized by the credit-worthiness of the Company’s customers. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Credit losses have been within management’s expectations and the allowance for doubtful accounts totaled $2.4 million and $3.8 million as of December 31, 2006 and 2005, respectively. For the years ended December 31, 2006, 2005 and 2004, no sales to or receivables from any single customer exceeded 10% of the Company’s revenue or accounts receivable.

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

Depreciation expense associated with property, plant and equipment for the years ended December 31, 2006, 2005 and 2004 was approximately $12.1 million, $10.0 million and $10.7 million, respectively.

Goodwill and Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives not be amortized. Instead, these assets are tested for impairment on a reportable operating segment basis annually, or on an interim basis when events or changes in circumstances warrant. The impairment test consists of a comparison of the fair value of goodwill or an intangible asset with its carrying amount with any related impairment losses recognized in earnings when incurred. The Company performs its annual test for indications of impairment as of December 31st each year. In accordance with SFAS 142, the Company tested for impairment as of December 31, 2006 and 2005 and determined that goodwill and indefinite-lived intangible assets were not impaired.

Intangible assets with a finite useful life are amortized on a straight-line basis over their estimated useful lives, with periods ranging from 4 to 10 years.

Investments in Other Companies

Investment in other companies consists of equity securities of privately held companies accounted for under the cost method. The Company’s ownership interest in each of these companies is less than 20%. The Company periodically evaluates the carrying value of these investments for potential impairment. If the Company’s evaluation identifies an impairment charge is deemed to be other than temporary, the investment is written down to its estimated fair value through a charge to current earnings. As of December 31, 2004, the Company has written-off the carrying value of its investments in other companies based on impairment testing performed. During the year ended December 31, 2004, the Company recorded charges for impairments on investments totaling approximately $2.3 million. No charges were recorded during the years ended December 31, 2006 or 2005.

Impairment of Long-Lived Assets

Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the quoted market price, if available, or the estimated undiscounted operating cash flows generated by those assets are less than the assets’ carrying value. Impairment losses are charged to the statement of operations for the difference between the fair value and carrying value of the asset. No impairment losses were recorded on long-lived assets during the years ended December 31, 2006, 2005 and 2004.

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

Minority Interest in Consolidated Subsidiaries

Minority interest on the statement of operations of $8,000, $40,000 and $69,000 for the years ended December 31, 2006, 2005 and 2004, respectively, represents the minority common shareholders’ proportionate share of the net loss of Incoatec GmbH and Baltic Scientific Instruments.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes (“SFAS 109”). SFAS 109 requires the asset and liability approach to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using enacted tax rates in effect for the year in which the differences are expected to be reflected in the tax return. The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, available-for-sale securities, accounts receivable, accounts payable, amounts due from/to affiliated companies and long-term debt. The carrying amounts of the Company’s cash and cash equivalents, available-for-sale securities, accounts receivable, accounts payable and amounts due from/to affiliated companies approximate fair value due to their short-term nature. The fair value of long-term debt is estimated based on current interest rates offered to the Company for financing arrangements with similar maturities. The recorded value of these financial instruments approximates their fair value at December 31, 2006 and 2005.

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) as amended. All derivatives, whether designated in hedging relations or not, are recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in the results of operations. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in accumulated other comprehensive income (“OCI”) and are recognized in the results of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in the results of operations. For derivative instruments not designated as hedging instruments, changes in fair value are recognized in the results of operations in the current period.

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

Advertising

The Company expenses advertising costs as incurred. Advertising expenses were $2.7 million, $2.3 million and $2.7 million during the years ended December 31, 2006, 2005 and 2004, respectively.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”), using the modified prospective method whereby prior periods are not restated for comparability. SFAS 123R requires recognition of stock-based compensation expense in the statement of operations over the vesting period based on the fair value of the award at the grant date. Previously, the Company used the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), as amended by related interpretations of the Financial Accounting Standards Board (“FASB”). Under APB 25, no

compensation cost was recognized for stock options because the quoted market price of the stock at the grant date was equal to the amount per share the employee had to pay to acquire the stock after fulfilling the vesting period. SFAS 123R supersedes APB 25 as well as Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, which permitted pro forma footnote disclosures to report the difference between the fair value method and the intrinsic value method.

As of December 31, 2006, the Company’s primary types of share-based compensation were stock options and restricted stock. The Company recorded stock-based compensation expense for the year ended December 31 ,2006 as follows (in thousands):

Stock options	$1,090
Restricted stock	384
Total stock-based compensation, pre-tax	1,474
Tax benefit	387
Total stock-based compensation, net of tax	$1,087

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

2006
Risk-free interest rate	4.30%
Expected life	5 years
Volatility	82.0%
Expected dividend yield	0%

Had compensation expense for the Company’s stock option plans during the years ended December 31, 2005 and 2004 been determined based on the fair value at the grant date, consistent with the methodology prescribed by SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the Company’s net income (loss) and net income (loss) per common share for the years ended December 31, 2005 and 2004 would have approximated the following pro forma amounts (in thousands, except per share data):

	2005	2004
Net income (loss), as reported	$9,747	(3,855)
Deduct:
Total stock-based compensation expense determined using fair value based method for all awards, net of taxes	(4,278)	(2,609)
Net income (loss), pro forma	$5,469	$(6,464)
Net income (loss) per common share:
Basic and diluted, as reported	$0.10	$(0.04)
Basic and diluted, pro forma	$0.05	$(0.06)

The fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004
Risk-free interest rate	4.25%-4.30%	3.63%
Expected life of option	4-5 years	5 years
Volatility	40.0%-80.0%	71.5%
Expected dividend yield	0%	0%

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

The following table sets forth the computation of basic and diluted average shares outstanding for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
Net income (loss), as reported	$18,481	$9,747	$(3,855)
Weighted average shares outstanding:
Weighted average shares outstanding—basic	101,512	100,823	99,797
Effect of dilutive securities:
Stock options and restricted stock	1,049	307	—
Weighted average shares outstanding—diluted	102,561	101,130	99,797
Net income (loss) per share—basic and diluted	$0.18	$0.10	$(0.04)

Stock options to purchase shares of common stock for the year ended December 31, 2004 were anti-dilutive and were excluded in the computation of diluted earnings per share due to the net loss for this period. The total anti-diluted shares outstanding for the years ended December 31, 2006 and 2005 were 1,056,000 and 2,624,000, respectively.

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

Note 3—Acquisition of Bruker Optics

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

Upon completion of the acquisition, the Company paid an aggregate of $135 million of consideration to the Bruker Optics stockholders and holders of Bruker Optics stock options, of which approximately $79 million was paid in cash and approximately $56 million was paid in restricted unregistered shares of Company common stock. The fair value of the consideration paid for the acquisition of the minority interest was approximately $5.2 million, including cash of $4.8 million and common stock valued at $0.4 million. The value of the shares of common stock issued to the non-affiliated shareholder in connection with the merger was determined using a trailing average of the closing market prices of the Company’s stock for a period of ten consecutive trading days ending three days prior to the closing of the acquisition, which occurred on July 1, 2006.

The Company engaged a third party valuation firm to assist management in appraising the fair value of certain assets acquired. This valuation has not been completed as of December 31, 2006 and all information presented below is subject to change upon completion of the third party valuation in the first quarter of 2007. The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition of the minority interest (in thousands):

Current assets	$42,387
Property, plant and equipment	13,174
Intangible assets	53,922
Other assets	72
Total assets	109,555
Current liabilities	34,488
Long-term debt	3,463
Other liabilities	2,074
Total liabilities assumed	40,025
Net assets	69,530
Minority interest percentage	4.1%
Net assets acquired	2,850
Goodwill	2,292
Total purchase price	$5,142

The purchase price for the 4.1% minority interest acquired was allocated to the net assets acquired on a pro rata basis in accordance with SFAS No. 141, Business Combinations. Accordingly, estimated acquisition related intangibles total $2.1 million and are being amortized over four years. In addition, approximately $2.7 million of acquired intangible assets were assigned to in-process research and development projects of which the 4.1% minority interest, or approximately $0.1 million, was written off at the date of acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. The projects that were estimated to qualify as acquired in-process research and development projects were those that had not yet reached technology feasibility and for which no future alternative uses existed. The value assigned to the in-process research and development projects was determined using estimates based on historical acquisitions since the third party valuation was not complete as of December 31, 2006.

The $2.3 million of goodwill acquired from Bruker Optics in connection with the acquisition was assigned to the Company’s Bruker Optics subsidiary, currently a reportable operating segment, and will not be deductible for tax purposes since the acquisition was a tax-free acquisition.

The incremental effect, which represents the total contribution from Bruker Optics, of the change in reporting entity for the years ended December 31, 2005 and 2004 is as follows (in thousands, except per share data):

	2005	2004
Revenue	$78,701	$74,151
Income before income tax provision and minority interest in consolidated subsidiaries	9,944	6,652
Net income	6,251	3,976
Net income per share—basic and diluted	$0.06	$0.04

Note 4—Other Acquisitions

On September 6, 2006, the Company acquired all of the capital stock of Quantron GmbH, a spark-OES company based in Kleve, Germany (“Quantron”). In accordance with the stock purchase agreement, at the closing, the Company paid an aggregate of approximately $6.5 million of consideration to the Sellers, of which approximately $5.2 million was paid in cash and approximately $1.3 million was paid in the issuance of an aggregate of 202,223 restricted unregistered shares of the Company’s common stock, par value $0.01 per share, to Quantron’s two largest shareholders. Pursuant to the earn-out provisions of the stock purchase agreement, up to an aggregate of $4.9 million of additional cash consideration may be paid through 2009 based on future performance of Quantron, which will be treated as additional purchase price. The results of Quantron have been included in the Bruker AXS segment from the date of acquisition.

On July 18, 2006, the Company acquired all of the capital stock of KeyMaster Technologies, Inc. (“KeyMaster”), a Delaware corporation located in Kennewick, Washington. The aggregate purchase price for KeyMaster was $10.0 million and was funded by incurring additional debt. The results of KeyMaster have been included in the Bruker AXS segment from the date of acquisition.

On January 17, 2006, the Company acquired Socabim SAS, a privately-held company focused on advanced X-ray analysis software for materials research based in Paris, France. The initial aggregate purchase price of approximately $8.6 million was paid through the issuance of 267,302 restricted shares of common stock of the Company to Socabim’s two largest shareholders, which had an aggregate value of approximately $1.3 million as of the date of issuance, and an aggregate of $7.3 million was paid to all of the Socabim selling shareholders from cash on hand. Additional cash consideration, in the amount of approximately $1.5 million in total, may be paid through 2009 based on the future performance of Socabim, which will be accounted for as additional purchase price. Prior to the acquisition, the Company licensed from Socabim software that is used in various Bruker AXS systems. Bruker AXS was Socabim’s principal customer before the acquisition which required the Company to evaluate the preexisting relationship with Socabim in accordance with Emerging Issues Task Force No. 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination. EITF 04-1 requires an analysis to be performed to determine whether there has been an effective settlement of a preexisting executory contract that was either favorable or unfavorable to the acquirer. To the extent there was an executory contract that was either favorable or unfavorable to the acquirer, a gain or loss is recognized. Management determined there was no settlement of a preexisting executory contract in the acquisition of Socabim and, accordingly, no gain or loss was recognized. The results of Socabim have been included in the Bruker AXS segment from the date of acquisition.

The $19.5 million of goodwill acquired from Quantron, Key Master and Socabim in 2006 was assigned to each individual subsidiary within Bruker AXS, which is currently a reportable operating segment.

In November 2005, the Company acquired Roentec AG (“Roentec”), an X-ray microanalysis instrumentation company based in Berlin, Germany. The aggregate initial purchase price of $4.4 million was funded with $0.9 million of restricted stock of the Company, and the reminder with cash on hand. Additional consideration, in the amount of approximately $2.0 million, may be paid in the future based on future revenue performance of Roentec. If these payments are required, they will be comprised of either, at the option of the Company, 50% restricted stock of the Company and 50% cash, or 100% cash. The allocation of the purchase price for Roentec has been made based upon management estimates and third party review of such estimates. The results of Roentec have been included in the Bruker AXS segment from the date of acquisition.

In November 2005, the Company acquired the X-ray microanalysis business of Princeton Gamma-Tech Instruments, Inc. (“PGT”), a company located in Rocky Hill, New Jersey. The aggregate purchase price for PGT was $2.0 million and was funded with cash on hand. The results of PGT have been included in the Bruker AXS segment from the date of acquisition.

Pro forma information to reflect the Quantron, KeyMaster, Socabim, Roentec and PGT acquisitions has not been presented as the impact on revenues and net income and net income per common share would not have been material.

Note 5—Accounts Receivable

The following is a summary of trade accounts receivable at December 31, (in thousands):

	2006	2005
Gross accounts receivable	$82,014	$71,723
Allowance for doubtful accounts	(2,410)	(3,810)
Accounts receivable, net	$79,604	$67,913

Note 6—Inventories

Inventories consisted of the following as of December 31, (in thousands):

	2006	2005
Raw materials	45,361	$34,916
Work-in process	42,269	33,367
Demonstration units	14,678	18,450
Finished goods	32,196	30,922
Total inventories	$134,504	$117,655

Demonstration units include systems located in the Company’s demonstration laboratories and at potential customer sites and are considered available for sale. Finished goods include in-transit systems that have been shipped to the Company’s customers but not yet installed and accepted by the customer. As of December 31, 2006 and 2005, inventory-in-transit was $24.1 and $25.2 million, respectively.

Note 7—Property, Plant and Equipment

The following is a summary of property, plant and equipment by major class of asset as of December 31, (in thousands):

	2006	2005
Land	$10,437	$9,529
Building and leasehold improvements	88,530	80,554
Machinery and equipment	72,967	60,617
	171,934	150,700
Less accumulated depreciation	(81,585)	(65,387)
Property, plant and equipment, net	$90,349	$85,313

Note 8—Goodwill and Other Intangible Assets

The following is a summary of other intangible assets subject to amortization as of December 31, (in thousands):

		2006			2005
	Useful	Gross		Net	Gross		Net
	Lives	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	in Years	Amount	Amortization	Amount	Amount	Amortization	Amount
Existing technology and related patents	4-5	$6,172	$(1,916)	$4,256	$2,095	$(950)	$1,145
Customer relationships	5	1,108	(288)	820	310	(156)	154
Trade names	5-10	718	(215)	503	310	(76)	234
Total amortizable intangible assets		$7,998	$(2,419)	$5,579	$2,715	$(1,182)	$1,533

For the years ended December 31, 2006, 2005 and 2004, the Company recorded amortization expense of approximately $1.2 million, $0.5 million and $0.5 million, respectively, related to other amortizable intangible assets.

The estimated future amortization expense related to other amortizable intangible assets is as follows (in thousands):

For the year ending December 31,	(in thousands)
2007	$1,483
2008	1,260
2009	1,231
2010	1,095
2011 and thereafter	510
Total	$5,579

The carrying amount of goodwill as of December 31, 2006 and 2005 was $36.2 million and $17.5 million, respectively. The Company performs its annual test for indications of impairment as of December 31st each year. The Company completed its annual test for impairment as of December 31, 2006 and 2005 and determined that goodwill was not impaired at that time.

Note 9—Other Current Liabilities

The following is a summary of accrued and other current liabilities as of December 31 (in thousands):

	2006	2005
Accrued compensation	$24,449	$17,832
Deferred revenue	16,661	10,396
Accrued warranty	13,274	9,326
Current portion of deferred tax liability	12,563	6,998
Income taxes payable	7,010	12,079
Accrued professional services	4,213	3,363
Accrued VAT and sales and use taxes	4,199	2,611
Fair value liability of derivative instruments	—	2,988
Accrued expenses	12,438	11,141
Total other current liabilities	$94,807	$76,734

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

Warranty accrual at December 31, 2004	$10,657
Accruals for warranties issued during the period	10,969
Settlements of warranty claims	(11,498)
Foreign currency impact	(802)
Warranty accrual at December 31, 2005	9,326
Accruals for warranties issued during the period	12,145
Settlements of warranty claims	(9,019)
Foreign currency impact	822
Warranty accrual at December 31, 2006	$13,274

Note 10—Debt

The Company’s debt obligations consist of the following as of December 31, 2006 and 2005 (in thousands):

	2006	2005
Two Euro bank loans at fixed rate of 4.65%, collateralized by land and buildings of Bruker Daltonik GmbH, monthly interest payments, due and payable through 2008	$10,115	$9,353
Euro bank loan at fixed rate of 3.05%, collateralized by land and buildings of Bruker Daltonik GmbH, monthly interest payments, due and payable through 2008	4,616	4,145
Euro bank loan at fixed rate of 2.95%, collateralized by land and buildings of Bruker Daltonik GmbH, monthly principal and interest payments due and payable through 2008	2,282	2,647
Japanese Yen bank loan at fixed rate of 1.19%, uncollateralized, quarterly principal and interest payments due and payable through June 2006	—	287
Euro mortgage loan at 6-month European Interbank Offered Rate (EURIBOR) (3.85% at December 31, 2006) plus 1.00%, collateralized by a building located in Karlsruhe, Germany, biannual principal and interest payments due and payable through October 2012	3,033	3,067
Euro mortgage loan at 6-month European Interbank Offered Rate (EURIBOR) (3.85% at December 31, 2006) plus 0.75%, collateralized by a building located in Ettlingen, Germany, biannual principal and interest payments due and payable through October 2011	422	4,784
State of Wisconsin industrial revenue bonds at variable interest rate based on the Securities Industry and Financial Markets Municipal SWAP Index (3.91% at December 31, 2006), collateralized by an irrevocable letter of credit, annual principal payments and monthly interest payments, due and payable through December 2013	1,660	1,850
Japanese Yen bank loan at a fixed rate of 1.7%, uncollateralized, quarterly principal and interest payments due and payable through 2009	629	893
Japanese Yen bank loan at a fixed rate of 2.03%, uncollateralized, quarterly principal and interest payments due and payable through 2011	2,268	—
Two Euro bank loans at fixed rate of 4.65% and 8.01%, respectively, collateralized by certain Bruker AXS accounts receivables, biannual principal payments and quarterly interest payments, due and payable through March 2013	299	285
Total long-term debt	25,324	27,311
Less: current portion of long-term debt	(2,461)	(2,241)
Total long-term debt, less current portion	$22,863	$25,070

Annual maturities of long-term debt are as follows:

2007	$2,461
2008	16,912
2009	2,065
2010	1,567
2011	1,092
Thereafter	1,227
Total	$25,324

The State of Wisconsin industrial revenue bonds (IRB) were entered into in 1999 in connection with the construction of Bruker AXS’ building in Madison, Wisconsin. Bruker AXS has an interest rate swap associated with the IRB which is not designated as a hedge. Bruker AXS pays a 4.60% fixed rate of interest and receives a variable rate of interest based on the Securities Industry and Financial Markets Municipal Swap Index. The contract has a $1.7 million notional value which decreases in conjunction with the IRB payment schedule until the swap and IRB agreements terminate in December 2013. The fair value of the swap, obtained from dealer quotes, resulted in a loss of $0.1 million during each of the years ended December 31, 2006 and 2005. Interest payments receivable and payable under the terms of the swap are accrued over the period and are treated as an adjustment to interest expense. The letter of credit is renewable upon mutual agreement of Bruker AXS and the financial institution. If the letter of credit is not renewed and Bruker AXS is unable to obtain a similar letter of credit with another financial institution, the IRB may be callable at the option of the bond trustee. The Company’s outstanding letter of credit expires in December 2008 and is collateralized by substantially all of the assets of Bruker AXS. The letter of credit contains various financial and other covenants. As of December 31, 2006, the latest measurement date, the Company was not in compliance with the required debt service coverage ratio associated with the IRB. On January 30, 2007, the Company received from the holder of the debt a limited waiver for the quarterly measurement period ending December 31, 2006.

The Company maintains lines of credit at financial institutions in the United States, Germany, Japan and France with an aggregate maximum credit amount of approximately $75.3 million and $42.7 million at December 31, 2006 and 2005, respectively. As of December 31, 2006 and 2005, the Company had outstanding borrowings of approximately $19.4 million and $7.3 million, respectively, and availability taking into consideration outstanding letters of credit of approximately $46.8 million and $25.2 million, respectively. For the line of credit in the United States, the Company issued a demand promissory note to Citizens Bank for $40 million in July 2006. The note bears interest at the bank’s prime rate, LIBOR plus 1%, or a LIBOR advantage rate plus 1% at the request of the Company. All of the Company’s obligations under the line of credit are secured by the pledge to the bank of 100% of the capital stock of each of the Company’s wholly-owned domestic subsidiaries, each of which also pledged a portion of the stock of certain of their foreign subsidiaries. As of December 31, 2006, $29.0 million of the United States line of credit was available. For the lines of credit in Germany, which are unsecured, interest is paid monthly on outstanding borrowings based on the banks’ variable interest rates, which were between 6.50%-9.25% at December 31, 2006. For the lines of credit in Japan, the interest rates were between 1.37% and 1.48% at December 31, 2006, and these lines of credit have no maturity date and are uncollateralized. For the line of credit in France, which is unsecured, interest is paid monthly on outstanding borrowings based on the floating rate used by French institutions (TMM) of TMM plus 0.75%, which was 4.32% at December 31, 2006.

Interest expense for the years ended December 31, 2006, 2005 and 2004 was $2.2 million, $2.1 million and $2.8 million, respectively.

Note 11—Derivative Instruments and Hedging Activities

The Company is party to interest and cross currency rate swaps in order to minimize the volatility that changes in interest and foreign currency rates might have on earnings and cash flows. The Company has also entered into foreign exchange rate contracts in order to minimize the volatility that fluctuations in currency exchange rates will have on the Company’s cash flows related to purchases and sales denominated in foreign currencies.

The Company has an interest rate swap arrangement to pay a 4.60% fixed rate of interest and receive a variable rate of interest based on the Securities Industry and Financial Markets Municipal Swap Index on a $1.7 million notional amount. This contract was considered to be an effective hedge against changes in the amount of future cash flows associated with the Company’s interest payments related to its variable rate debt obligations until December 31, 2002 and, accordingly, changes in the fair value of this contract were deferred in shareholders’ equity as a component of comprehensive income (loss). Effective January 1, 2003, the Company determined that this interest rate swap was no longer effective (as defined by SFAS No. 133) in offsetting the change in interest cash flows being hedged and, accordingly, the changes in the swap’s fair value are being recorded in current earnings in interest and other income (expense) in the consolidated statements of operations. The amount to be recognized in earnings within the next twelve months is not expected to be significant. The fair value of the instrument was a liability of $(0.1) million as of December 31, 2006 and 2005 and the fair value was obtained from dealer quotes.

In 2002, the Company entered into a cross currency interest rate swap with a notional value of EURO 5.0 million. Under this agreement, the Company receives semiannual interest payments in EUROs based on a variable interest rate equal to the six-month EURIBOR rate in exchange for semiannual payments in Swiss francs at a fixed rate of 4.97%. The instrument is considered a speculative derivative financial instrument, and as such, does not qualify for hedge accounting under SFAS No. 133. Accordingly, the instrument is marked-to-market with the corresponding gains and losses recorded in other income (expense) in the current period. As of December 31, 2006 and 2005, the cross currency interest rate swap had a favorable fair value of $0.2 million and an unfavorable fair value of $0.3 million, respectively. In 2002, the Company also entered into an interest rate swap, which is currently not designated as a hedge. The interest rate swap of 3.0 million Euros reduces the 6-month EURIBOR rate by 1.80% per annum until January 4, 2007. The Company entered into the financial instruments to manage its exposure to interest rates and foreign exchange risk. Fluctuations in the fair value of these instruments are recorded in interest and other income (expense), net.

At December 31, 2006, the Company had option and forward currency exchange contracts, both having maturities of less than 12 months, with notional amounts aggregating $14.4 million. The contracts involved the purchase of EURO currency at fixed U.S. dollar amounts. The notional amounts of the contracts are intended to hedge receivables in U.S. dollars. These transactions do not qualify for hedge accounting under SFAS No. 133. Accordingly, the instruments are marked-to-market with the corresponding gains and losses recorded in other expense in the current period. At the end of each reporting period, the Company obtains third-party verification as to the fair value of these instruments. As of December 31, 2006 and 2005, the currency exchange contracts had a favorable fair value of $1.4 million and an unfavorable fair value of $(2.7) million, respectively. The instruments’ fair market values are recorded net of each other in the accompanying balance sheets. The favorable net value of $1.0 million is recorded in other current assets as of December 31, 2006. The unfavorable net value of $3.0 million is recorded in other current liabilities as of December 31, 2005. In connection with these instruments, the Company recorded a net gain of $4.1 million and a net loss of $(2.8) million during 2006 and 2005, respectively. The net gain and loss were recorded in other income (expense), net.

The notional amount of the financial instruments not designated as hedges was approximately $26.7 million and $34.5 million at December 31, 2006 and 2005, respectively. Financial instruments not designated as hedges are considered speculative and fluctuations in the fair value of the instruments are recorded in interest and other income (expense), net. The fair value of the instruments appreciated (depreciated) $4.7 million, ($2.7) million and $0.1 million during the years ended December 31, 2006, 2005 and 2004, respectively. The aggregate fair value of speculative derivative instruments was an asset of $1.1 million and a liability of $(3.0) million as of December 31, 2006 and 2005, respectively.

Note 12—Income Taxes

The domestic and foreign components of income (loss) before income taxes are as follows for the years ended December 31 (in thousands):

	2006	2005	2004
Domestic	$(5,712)	$(5,850)	$(10,949)
Foreign	40,132	27,492	12,696
	$34,420	$21,642	$1,747

The components of the income tax provision (benefit) are as follows for the years ended December 31 (in thousands):

	2006	2005	2004
Current income tax expense:
Federal	$(656)	$130	$34
State	350	81	71
Foreign	14,825	12,959	4,510
Total current income tax expense	14,519	13,170	4,615
Deferred income tax (benefit) expense
Federal	83	(316)	16
State	14	(93)	5
Foreign	1,315	(906)	897
Total deferred	1,412	(1,315)	918
Income tax provision	$15,931	$11,855	$5,533

A reconciliation of the United States federal statutory tax rate to the effective income tax rate is as follows for the years ended December 31:

	2006	2005	2004
Statutory tax rate	34.0%	34.0%	34.0%
Merger costs	—	—	—
Foreign subsidiary dividends	1.8	3.6	—
State income taxes, net of federal benefit	0.6	(0.3)	2.9
Research and development credits	(4.5)	(3.9)	(16.0)
Foreign tax rate differential	10.3	6.2	8.6
Tax contingency	—	0.5	(24.4)
Permanent differences	0.9	(0.3)	8.6
Other	(0.1)	0.6	0.4
Effective tax rate before valuation allowance	43.0	40.4	14.1
Change in valuation allowance for unbenefited losses	3.3	14.4	302.6
Effective tax rate	46.3%	54.8%	316.7%

The tax effects of temporary items that give rise to significant portions of the deferred tax assets and liabilities are as follows as of December 31 (in thousands):

	2006	2005
Deferred tax assets:
Accounts receivable	$277	$459
Investment write-down	5,300	5,300
Inventory	5,802	6,232
Compensation	2,002	1,078
Intangible assets	1,467	1,525
Warranty reserve	1,135	907
R & D and other tax credit carryforwards	13,511	3,512
Net operating loss carryforwards	4,611	12,843
Accrued expenses	117	258
Other	1,907	1,978
Gross deferred tax assets	36,129	34,092
Less valuation allowance	(28,095)	(25,662)
Total deferred tax assets	8,034	8,430
Deferred tax liabilities:
Foreign statutory reserves	(12,304)	(10,537)
Excess tax over book depreciation	(3,234)	(3,231)
Purchase accounting intangibles	(450)	(450)
Other	(1,763)	(1,258)
Total deferred tax liabilities	(17,751)	(15,476)
Net deferred tax liability	$(9,717)	$(7,046)

The valuation allowance was determined in accordance with the provision of SFAS No. 109, Accounting for Income Taxes, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. The Company fully reserved all U.S. net deferred tax assets, which are predominantly net operating losses and tax credit carryforwards. Cumulative losses incurred in the U.S. jurisdiction as of December 31, 2005 and 2006, represented sufficient negative evidence to record a valuation allowance under SFAS 109. The Company intends to maintain a full valuation allowance until sufficient positive evidence exists to support the reversal of the valuation allowance.

As of December 31, 2006, the Company has approximately $10.9 million of U.S. net operating loss carry-forward available to reduce future taxable income; which expire at various times through the year 2025. The Company also has tax credits of approximately $13.5 million available to offset future tax liabilities that expire at various dates. These credits include foreign tax credits of $9.9 million expiring in year 2016; research & development tax credits of $3.1 million expiring through 2025; and an alternative minimum tax credit of $.5 million with no expiration. These operating losses and tax credit carry-forwards may be subject to limitations under provisions of the Internal Revenue Code.

The Company has permanently reinvested the earnings of its subsidiaries in the cumulative amount of approximately $72 million as of December 31, 2006, and therefore has not provided for U.S. income taxes that could result from the distribution of such earnings to the U.S. parent. If these earnings were ultimately distributed to the U.S. in the form of dividends or otherwise, or if the shares of the subsidiaries were sold or transferred, the Company would likely be subject to additional U.S. income taxes, net of the impact of any available foreign tax credits. It is not practicable to estimate the amount of unrecognized deferred U.S. income taxes on these undistributed earnings.

On October 22, 2004, the American Jobs Creation Act (AJCA) was signed into law and includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. Bruker Optics repatriated approximately $1.2 million in 2005 and $0.6 million in 2004 and recognized a related tax expense of $0.1 million in 2005.

The Company acquired $1.4 million of net operating losses with its acquisition of Roentec in 2005. A full valuation allowance was provided for in the purchase price allocation as the utilization of the net operating loss could not be assured. If this tax benefit is subsequently realized, it will be recorded as an adjustment to goodwill.

Note 13—Employee Benefit Plans

The Company maintains or sponsors various defined contribution plans and a defined benefit retirement plan that cover certain domestic and international employees. The Company may make contributions to these plans at its discretion. Retirement benefits earned are generally based on years of service and compensation during active employment. Eligibility is generally determined in accordance with local statutory requirements. However, the level of benefits and terms of vesting may vary among plans. The Company contributed approximately $1.6 million, $1.3 million and $1.3 million to such plans in 2006, 2005 and 2004, respectively.

Substantially all of the Bruker AXS GmbH employees, who were employed by the Company on September 30, 1997, participate in a defined benefit pension plan. The plan provides pension benefits based upon average salary and years of service. The Company has elected to recognize the impact on the projected benefit obligation when actual experience differs from actuarial assumptions on an immediate basis. The Company recognized actuarial losses (gains) of approximately $3,000 during the year ended December 31, 2004 and no gains or losses were recognized during the years ended December 31, 2005 and 2006.

The changes in benefit obligations and plan assets under the defined benefit pension plans, accumulated benefit obligations and funded status of the plan were as follows at December 31 (in thousands):

	2006	2005
Change in benefit obligation
Benefit obligation at beginning of year	$8,689	$8,082
Service cost	686	820
Interest cost	381	381
Benefits paid	(116)	(29)
Actuarial loss (gain)	370	330
Currency translation adjustment and Other	1,106	(895)
Benefit obligation at end of year	11,116	8,689
Change in plan assets
Fair value of plan assets at beginning of year	—	—
Employer contribution	116	29
Benefits paid	(116)	(29)
Fair value of plan assets at end of year	—	—
Funded status	(11,116)	(8,689)
Accumulated benefit obligation	$(10,926)	$(8,518)

Weighted-average assumptions used to determine the projected benefit obligations for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
Discount rate	4.50%	4.25%	5.00%
Expected return on assets	0.00%	0.00%	0.00%
Rate of compensation increase	2.50%	2.50%	3.00%

The net periodic pension benefit cost includes the following components for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
Components of net periodic benefit cost
Service cost	$686	$632	$626
Interest cost	381	381	351
Recognized actuarial loss (gain)	—	—	3
Amortization	(15)	(15)	(15)
Net periodic benefit cost	$1,052	$998	$965

To date, the Company has not funded the plan and is not required to make contributions during 2007. The Company expects to pay the following in benefits under the plan (in thousands):

2007	$140
2008	250
2009	386
2010	591
2011	588
Thereafter	9,161
Total	$11,116

Note 14—Commitments and Contingencies

Operating Leases

Certain vehicles, office equipment and buildings are leased under agreements that are accounted for as operating leases. Total rental expense under operating leases was $3.2 million, $2.6 million and $2.5 million during the years ended December 31, 2006, 2005 and 2004, respectively. Future minimum lease payments under non-cancelable operating leases at December 31, 2006 for each of the next five years and thereafter are as follows (in thousands):

2007	$3,614
2008	3,147
2009	2,793
2010	2,374
2011	2,441
Thereafter	290
Total minimum lease payments	$14,659

License Agreements

The Company has entered into license agreements allowing it to utilize certain patents. If these patents are used in connection with a commercial product sale, the Company pays royalties ranging from 0.15% to 5.00% on the related product revenues. Licensing fees for the years ended December 31, 2006, 2005 and 2004 were approximately $1.6 million, $1.0 million and $0.9 million, respectively.

Grants

The Company’s wholly-owned subsidiary, Bruker Daltonik GmbH, is the recipient of grants from German government authorities. The grants were made in connection with the Company’s development of specific spectrometers and components of spectrometers. Total grants awarded to date amount to $10.1 million and the agreements under which these grants were awarded expire through 2008. Amounts received under these grants during 2006, 2005 and 2004 totaled $0.7 million, $2.0 million and $1.8 million, respectively, and are classified in other revenue. Total expenditures related to these grants were approximately $2.1 million, $3.9 million and $4.0 million in 2006, 2005 and 2004, respectively.

The Company’s wholly-owned subsidiary, Bruker Daltonics, is the recipient of a grant from an agency of the United States government. The grant was made in direct connection with the Company’s development of a standalone monitor for chemical agents. Total grants awarded to date amount to $0.9 million, of which $0.4 million was awarded in 2006 and $0.5 million in 2005, and the agreement under which this grant was awarded was completed in 2006. Total expenditures related to this grant approximate grant revenues received.

The Company’s wholly-owned subsidiary, Bruker Optik GmbH, is the recipient of certain grants from the German government. The grants were made in connection with the Company’s development of specific advanced vibrational spectroscopy equipment. Total awards granted to date total $1.5 million. Amounts received under these grants during 2006, 2005 and 2004 totaled $0.1 million, $0.3 million and $0.1 million, respectively, and are classified in other revenue. Total expenditures related to these grants approximated the grant revenues received.

Legal

Lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. The Company believes the outcome of these proceedings, if any, will not have a material impact on the Company’s financial position or results of operations. As of December 31, 2006 and 2005, no accruals have been recorded for such potential contingencies.

Letters of Credit and Guarantees

At December 31, 2006 and 2005, the Company had bank guarantees of $9.1 million and $10.2 million, respectively, for its customer advances. These guarantees affect the availability of its lines of credit.

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

Note 15—Shareholders’ Equity

Public Offerings of Common Stock

In April 2004, the Company and a group of selling stockholders completed a public offering of 17,250,000 shares of its common stock, of which 2,992,800 were sold by the Company and 13,800,000 were sold by four selling stockholders, at $4.50 per share, generating net proceeds of approximately $14.4 million to the Company and approximately $58.2 million to the selling stockholders, in the aggregate.

Issuance of Restricted Stock

In September 2006, the Company issued 202,223 shares of restricted stock in connection with the acquisition of Quantron. The restrictions are time based and will expire ratably as the shares vest over a period of three years.

In January 2006, the Company issued 267,302 shares of restricted stock in connection with the acquisition of Socabim SAS. The restrictions are time based and will expire ratably as the shares vest over a period of three years.

In November 2005, the Company issued 209,271 shares of restricted stock in connection with the acquisition of Roentec AG. The restrictions are time based and will expire ratably as the shares vest over a period of three years.

Restricted shares of the Company’s common stock are periodically awarded to executive officers, directors and certain key employees of the Company under the Company’s Amended and Restated 2000 Stock Option Plan. See the section “Stock Plans” for information about restricted stock awarded during the year ended December 31, 2006.

Blank Check Preferred Stock

As of December 31, 2006, 5,000,000 shares of Blank Check Preferred Stock with a stated par value of $0.01 per share have been authorized, none of which have been issued.

Redeemable Preferred Stock

In 2001, the former Bruker AXS Inc. authorized and sold 5,625,000 shares of Series A Convertible Preferred Stock, $0.01 par value per share, at a price of $4.00 per share (“Series A Preferred”). Gross proceeds which totaled $22.5 million were used to pay down related party debt and third party lines of credit in full.

Upon closing of the former Bruker AXS Inc.’s initial public offering in December 2001, all the Series A Preferred was converted into common stock and an additional 1,298,077 shares were issued due to a beneficial conversion feature resulting in total conversion shares of 6,923,077.

In addition, in connection with the completion of the former Bruker AXS Inc.’s initial public offering, the preferred shareholders were entitled to certain rights with respect to registration of their 6,923,077 shares of common stock. Under the terms of these rights, if the Company proposes to register any of its securities under the Securities Act, either for the Company’s own account or for the account of other security holders exercising registration rights, the holders of the 6,923,077 common shares are entitled to notice of the registration and to include their shares of common stock in the registration at the Company’s expense. Additionally, the holders of these shares are entitled to demand registration rights pursuant to which they may require the Company to file a registration statement under the Securities Act at the Company’s expense with respect to their shares of common stock. Further, the holders of these shares may require the Company to file additional registration statements on Form S-3 at the Company’s expense. All of these registration rights are subject to the right of the underwriters of an offering to limit the number of shares included in such registration. These registration rights terminate five years after the closing of the initial public offering. In connection with the 2004 public offering, no registered rights were exercised. Accordingly, as of December 31, 2006, all registration rights for the 6,923,077 shares had terminated without being exercised.

Stock Repurchase Programs

In August 2002, the Board of Directors of the former Bruker Daltonics Inc. approved a stock repurchase program authorizing the repurchase of up to 1,000,000 shares of its common stock. Such purchases may be made from time to time in the open market, through privately negotiated transactions or through block purchases. Pursuant to this program, in 2002, the Company repurchased 457,200 shares of its common stock at an average price of $5.10 per share. In April 2004, these shares were sold as part of the public offering of the Company’s common stock.

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

On July 1, 2003, the Company’s stockholders approved an amendment and restatement of the 2000 Stock Option Plan to change the plan name and increase the number of shares available for issuance. The name of the amended plan is Bruker BioSciences Corporation Amended and Restated 2000 Stock Option Plan. The amendment authorized 4,132,000 additional shares of common stock of the Company issuable pursuant to the plan. On June 29, 2006, the Company’s stockholders approved an increase in the number of shares available for issuance under the plan from 6,320,000 shares to 8,000,000 shares, an increase of 1,680,000 shares.

The total number of shares issuable under the Plan is 8,000,000, all of which have been registered on Form S-8s (Reg. No. 333-47836, 333-107294 and 333-137090).

Restricted shares of the Company’s common stock are periodically awarded to executive officers, directors and certain key employees of the Company subject to a service restriction which expires ratably over a period of three-to-five years. The restricted shares of common stock may not be sold or transferred during the restriction period. Stock compensation for restricted stock is recorded based on the stock price on the grant date and charges to expense ratably through the restriction period. The following table summarizes information about restricted stock activity during the year ended December 31, 2006:

	Shares Subject to Restriction	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2005	—	$—
Granted	632,900	5.28
Vested	—	—
Forfeited	(4,700)	5.00
Outstanding at December 31, 2006	628,200	$5.29

Unrecognized pretax expense of $2.5 million related to restricted stock awards is expected to be recognized over the weighted average remaining service period of 4.3 years for awards outstanding at December 31, 2006.

Stock option activity for the years ended December 31, 2006, 2005 and 2004 was as follows:

	Shares Subject to Options	Weighted Average Option Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value ($’s in 000’s)
Outstanding, December 31, 2003	3,095,002	$6.77
Granted	835,500	4.69
Exercised	(14,853)	3.82
Forfeited	(136,404)	5.37
Outstanding, December 31, 2004	3,779,245	6.39
Granted	18,250	3.83
Exercised	(124,121)	3.04
Forfeited	(96,506)	6.95
Outstanding, December 31, 2005	3,576,868	6.43
Granted	696,250	5.23
Exercised	(290,224)	4.57
Forfeited	(311,469)	7.55
Outstanding, December 31, 2006	3,671,425	$6.25	4.9	$8,171
Exercisable at December 31, 2006	3,038,869	$6.74	4.5	$5,648

The following table summarizes information about stock options outstanding and exercisable at December 31, 2006:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (Yrs)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($’s in 000’s)	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value ($’s in 000’s)
$2.12 to $4.00	790,357	4.7	$3.20	$3,403	565,676	$3.14	$2,471
$4.01 to $6.00	1,825,364	5.3	5.15	4,311	1,131,064	5.11	2,719
$6.01 to $10.00	502,105	4.2	6.69	457	502,105	6.69	458
$10.01 to $13.00	215,099	5.2	11.05	—	215,099	11.05	—
$13.01 and above	338,500	4.3	15.59	—	338,500	15.59	—
	3,671,425	4.9	$6.25	$8,171	2,752,444	$6.74	$5,648

The intrinsic values above are based on the Company’s closing stock price of $7.51 on December 31, 2006. The weighted-average grant-date fair value of options granted during the year ended December 31, 2006 was $3.74. Unrecognized pretax expense of $2.4 million related to stock options is expected to be recognized over the weighted average remaining service period of 1.1 years for awards outstanding at December 31, 2006.

The Company has recorded compensation expense of $0, $27,500, and $37,052 during the years ended December 31, 2006, 2005 and 2004, respectively, for stock options granted to non-employees. Compensation expense is amortized on a straight-line basis over the underlying vesting terms. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model.

Accelerated Vesting of Unvested Stock Options

On October 3, 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of vesting of all unvested options to purchase shares of common stock of the Company that were held by current employees, officers and directors of the Company, which had an exercise price per share equal to or greater than $4.64 (the closing market price of the Company’s common stock on October 3, 2005). The primary purpose of the accelerated vesting is to enable us to avoid recognizing in our income statement non-cash compensation expense associated with these options in future periods, upon the adoption of FASB Statement (“SFAS”) No. 123R (“SFAS 123R”), Share-Based Payment, as of January 1, 2006. Options to purchase 857,923 shares of common stock were subject to this acceleration. Because these options had exercise prices in excess of current market values, or are “underwater,” they were not fully achieving their original objectives of incentive compensation and employee retention. The Company believes that the acceleration of these underwater options may have a positive effect on employee morale and retention. Under the accounting for stock options in accordance with Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees, and FASB Interpretation No. 44 Accounting for Certain Transactions Involving Stock Compensation, the acceleration of the vesting of these options did not result in a compensation charge because the exercise prices of the affected options, which have not been modified, was greater than the closing price of the Company’s common stock on the date the event occurred. The Company has estimated the pre-tax charge to be eliminated from future accounting periods was approximately $3.7 million.

Note 16—Business Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in annual financial statements of public business enterprises. It also establishes standards for related disclosures about products and service, geographic areas and major customers. The Company evaluated its business activities that are regularly reviewed by the Chief Executive Officer for which discrete financial information is available. As a result of this evaluation, the Company determined that each of its subsidiaries, Bruker Daltonics, Bruker AXS, and Bruker Optics, is a reportable operating segment.

Bruker Daltonics is in the business of manufacturing and distributing mass spectrometry instruments that can be integrated and used along with other analytical instruments. Bruker AXS is in the business of manufacturing and distributing advanced X-ray and spark-OES instrumentation used in non-destructive molecular and elemental analysis in academic, research and industrial applications. Bruker Optics is a leading developer and provider of research, analytical and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy technologies. Bruker BioSciences Corporation, the parent company of Bruker Daltonics, Bruker AXS and Bruker Optics, is the corporate entity that holds excess cash and short-term investments and incurs certain public company costs.

Selected business segment information for the years ended December 31, 2006, 2005 and 2004 is presented below (in thousands):

	Revenue			Operating Income (Loss)
	2006	2005	2004	2006	2005	2004
Bruker Daltonics	$159,744	$161,355	$152,592	$10,000	$12,430	$4,063
Bruker AXS	179,502	137,357	132,622	10,256	1,059	(1,744)
Bruker Optics	105,530	78,701	74,151	17,944	12,035	7,712
Eliminations	(8,942)	(5,160)	(2,376)	74	(251)	—
Corporate	—	—	—	(7,612)	(2,851)	(3,437)
Total	$435,834	$372,253	$356,989	$30,662	$22,422	$6,594

Total assets, capital expenditures and depreciation and amortization by segment for the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands):

	Assets			Capital Expenditures			Depreciation and Amortization
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Bruker Daltonics	$274,423	$189,790	$195,995	$2,355	$1,622	$4,887	$4,926	$5,025	$5,733
Bruker AXS	170,610	129,113	131,476	3,990	1,590	2,377	6,194	3,583	4,060
Bruker Optics	86,726	64,592	57,607	1,278	1,579	2,787	2,169	1,898	1,408
Corporate	316,985	235,529	229,841	—	—	—	—	—	—
Eliminations	(415,557)	(195,382)	(186,202)	—	—	—	—	—	—
Total	$433,187	$423,642	$428,717	$7,623	$4,791	$10,051	$13,289	$10,506	$11,201

Long-lived assets and revenue by geographical area as of and for the years ended December 31, 2006, 2005 and 2004 is as follows (in thousands):

	Revenue
	2006	2005	2004
North America	$107,454	$92,548	$88,718
Germany	162,994	153,012	142,461
Japan	44,311	45,546	43,005
Other	121,075	81,147	82,805
Total	$435,834	$372,253	$356,989

	Long-Lived Assets
	2006	2005
North America	$19,280	$19,699
Germany	65,986	61,661
Japan	1,227	1,121
Other	3,856	2,832
Total	$90,349	$85,313

Other locations primarily include, among others, the United Kingdom, France, Italy, Spain, Belgium, The Netherlands, Scandinavia, Poland, Russia, Hungary, Slovenia, Switzerland, Austria and Hong Kong.

Note 17—Income Statement Components

Interest and Other Income (Expense), Net

The components of interest and other income (expense), net for the years ended December 31, 2006, 2005 and 2004 were as follows (in thousands):

	2006	2005	2004
Interest income	$2,183	$2,566	$1,694
Interest expense	(2,159)	(2,059)	(2,751)
Exchange gains (losses) on foreign currency transactions	(1,613)	1,308	(1,392)
Appreciation (depreciation) of the fair value of derivative financial instruments	4,714	(2,675)	60
Gain (loss) on disposal of equipment	202	—	(3)
Rental income	247	150	147
Other expense	184	(70)	(280)
Write- off of investments	—	—	(2,322)
Interest and other income (expense), net	$3,758	$(780)	$(4,847)

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

As of December 31, 2006 and 2005, the Company has payables to related parties of $5.9 million and $6.2 million, respectively. As of December 31, 2006 and 2005, the Company has receivables from related parties of $9.0 million and $6.5 million, respectively. Payment terms on balances with related parties are similar as those with third party customers.

Sales to related parties which are not subsidiaries of the Company are included as revenues in the consolidated financial statements. Such related parties represent affiliated sales offices in countries in which the Company does not have its own distribution network. As such, these sales were primarily for resale of the Company’s products only. These sales amounted to $10.8 million, $14.2 million and $19.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. In addition, the Company purchased products and services which amounted to $19.4 million, $15.8 million, and $12.7 million from affiliated entities in the year ended December 31, 2006, 2005 and 2004, respectively.

The Company shares various general and administrative expenses for items including umbrella insurance policies, accounting services and leases with various related parties. These general and administrative expenses amounted to $3.7 million, $2.8 million and $2.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company had investments in three non-affiliated companies. The Company recognized sales to these companies, GeneProt, Inc., Cengent Therapeutics and Affinium Pharmaceuticals Inc., of $-0-, $-0- and $-0-, respectively in 2006, and $-0-, $-0- and $-0-, respectively in 2005, and $-0-, $-0- and $40,000, respectively in 2004. These sales were recorded at arm’s length terms and conditions and in the normal course of business. There were no purchases from any of these companies during the years ended December 31, 2006, 2005 or 2004.

During the years ended December 31, 2006, 2005 and 2004, the Company paid $1.3 million, $0.5 million and $0.5 million to a law firm in which one of its directors is a partner.

During the years ended December 31, 2006, 2005 and 2004, the Company paid approximately $147,000, $48,500 and $24,300 to a financial services firm in which one of its directors is a partner.

Bruker Optics rents various office space from a principal stockholder under lease agreements. During each of the years ended December 31, 2006, 2005 and 2004, this stockholder was paid $0.3 million, which was estimated to be equal to the estimated fair market value less the cost of certain capital improvements provided by Bruker Optics in 2004. Bruker Optics subleased a portion of this office space to an affiliate during 2006, 2005 and 2004 and received $31,500, $31,500 and $0.1 million, in rental income, which included charges for utilities and other occupancy cost. This rental income is recorded as a reduction of rent, utilities, and building maintenance expenses.

Note 19—Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Liabilities, Including an amendment of FASB Statement No. 115, (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective as of the beginning of fiscal 2008. The Company has not yet assessed the effect, if any, that adoption of SFAS 159 will have on its results of operations and financial position.

In September 2006, the FASB issued SFAS No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans—which amends SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88 Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, SFAS No. 106 Employers Accounting for Postretirement Benefits Other Than Pensions and SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits. This Statement requires an employer to recognize the overfunded or underfunded status of defined benefit pension and other postretirement defined benefit plans, previously disclosed in the footnotes to the financial statements, as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position. In addition, this Statement will require disclosure of the effects of the unrecognized gains or losses, prior service costs and transition asset or obligation on the next fiscal year’s net periodic benefit cost. This Statement is effective for all financial statements issued for fiscal years ending after December 15, 2006 and retrospective application of this Statement is not permitted.  We have adopted SFAS  No. 158 and as of December 31, 2006 we have incurred an incremental increase in benefit obligation of $0.2 million.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS 157 provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how such fair value measurements were developed. SFAS 157 clarifies the principle that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company specific data. The Company is currently assessing the impact that SFAS 157 will have on its results of operations and financial position.

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

Note 20—Quarterly Financial Data (Unaudited)

The Company’s common stock is trading under the symbol BRKR. A summary of operating results for the quarterly periods in the two years ended December 31, 2006 is set forth below (in thousands, except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
Year ended December 31, 2006
Net revenue	$94,856	$100,483	$104,870	$135,625
Gross profit	43,756	46,223	46,183	63,172
Operating income	4,866	2,874	6,984	15,938
Net income	3,259	2,538	2,976	9,708
Net income per share—basic	$0.03	$0.03	$0.03	$0.10
Net income per share—diluted	$0.03	$0.02	$0.03	$0.09
Year ended December 31, 2005
Net revenue	$90,361	$89,230	$85,885	$106,777
Gross profit	39,456	40,348	38,710	47,375
Operating income	4,046	3,744	4,937	9,697
Net income	1,310	1,451	2,086	4,900
Net income per share—basic and diluted	$0.01	$0.01	$0.02	$0.05

Note 21—Subsequent Events

On February 12, 2007, the Company and a group of selling stockholders completed a public offering of 11,960,000 shares of its common stock, of which 2,530,000 were sold by the Company and 9,430,000 were sold by four selling stockholders, at $7.10 per share, generating net proceeds of approximately $17.0 million to the Company and approximately $63.2 million to the selling stockholders, in the aggregate. The Company anticipates using the net proceeds from this offering for the repayment of debt, general corporate purposes and potential acquisitions.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our principal executive officer and principal financial officer by others within our organization. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2006, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006, based on the criteria established in  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

The audited consolidated financial statements of the Company include the results of Bruker Optics Inc., a provider of research, analytical and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy technologies, Quantron GmbH, a spark-OES company based in Kleve, Germany and KeyMaster Technologies, Inc., a handheld XRF technology company located in Kennewick, Washington. Upon consideration of the date of the acquisition, and the time constraints under which our management’s assessment would have to be made, management determined that it would not be possible to conduct a sufficiently comprehensive assessment of the acquired business’ controls over financial reporting. Accordingly, these operations have been excluded from the scope of management’s assessment of internal controls. The Company’s consolidated sales for the year ended December 31, 2006, were $435.8 million, of which the combined results of Bruker Optics, Quantron and KeyMaster represented $110.9 million. The Company’s total assets as of December 31, 2006 were $433.2 million, of which Bruker Optics, Quantron and KeyMaster represented $107.8 million, including $21.7 million of intangible assets and goodwill resulting from the acquisitions.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

In addition to augmenting the Company’s accounting personnel, management also implemented a more integrated Manufacturing Resource Planning (MRP) system to automate and enhance certain preventative controls. This implementation was completed during the second quarter of 2006 and will further improve the Company’s internal control over financial reporting. Management believes that these measures remediated the material weaknesses identified.

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Bruker BioSciences Corporation

We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting, included at Item 9A., that Bruker BioSciences Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Bruker BioSciences Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Bruker Optics Inc., Quantron GmbH, and KeyMaster Technologies, Inc. which were included in the 2006 consolidated financial statements of Bruker BioSciences Corporation and constituted $107.8 million and $53.6 million of total and net assets, respectively, as of December 31, 2006 and $110.9 million and $13.8 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Bruker BioSciences Corporation also did not include an evaluation of the internal control over financial reporting of Bruker Optics Inc., Quantron GmbH, and KeyMaster Technologies, Inc.

In our opinion, management’s assessment that Bruker BioSciences Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Bruker BioSciences Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bruker BioSciences Corporation as of December 31, 2006 and 2005, and the related consolidated statements of operation, shareholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2006 of Bruker BioSciences Corporation and our report dated March 14, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Boston, Massachusetts
March 14, 2007

ITEM 9B.       OTHER INFORMATION

None.

PART III

In accordance with General Instruction G(3) to Form 10-K, except as set forth below, the information called for by Items 10, 11, 12, 13 and 14 is incorporated by reference from the registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 16, 2007.

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

The additional information required by this Item 10 pursuant to Items 401, 405 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on May 16, 2007 and is incorporated in this annual report on Form 10-K by reference.

ITEM 11.         EXECUTIVE COMPENSATION

The information required to be disclosed by this Item 11 pursuant to Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on May 16, 2007 under the captions “Summary of Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”, respectively, and is incorporated in this annual report on Form 10-K by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

PLAN CATEGORY	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	4,299,625	$6.11	3,700,375
Equity compensation plans not approved by security holders	N/A	N/A	N/A
TOTAL	4,299,625	$6.11	3,700,375

The additional information required by this Item 12 pursuant to Items 403 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on May 16, 2007 under the caption “Security Ownership of Certain Beneficial Owners and  Management” and is incorporated in this annual report on Form 10-K by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be disclosed by this Item 13 pursuant to Items 404 and 407(a) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on May 16, 2007 under the captions “Certain Relationships and Related Transactions” and “Board Composition, Meetings and Committees” and is incorporated in this annual report on Form 10-K by reference.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be disclosed by this Item 14 pursuant to Item 9(e) of Schedule 14A is contained in the proxy statement for our annual meeting of stockholders to be held on May 16, 2007 under the caption “Report of the Audit Committee” and is incorporated in this annual report on Form 10-K by reference.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)         Financial Statements and Schedules

(1)          Financial Statements

The following consolidated financial statements of Bruker BioSciences Corporation are filed as part of this report under Item 8.—Financial Statements and Supplementary Data

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (loss) for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
Notes to Financial Statements

(2)          Financial Statement Schedules

Page
Schedule II—Valuation and Qualifying Accounts	114

(3)          Exhibits

See (b) below.

(b)          List of Exhibits

Exhibit No.	Title
2.1	Share Transfer Deed dated as of August 13, 2005(1)
+2.2	Purchase and Transfer Agreement for Shares in Röntec AG dated October 10, 2005 between Bruker AXS GmbH and the Sellers as defined therein(2)
+2.3	Asset Purchase Agreement dated October 21, 2005 between Bruker AXS Inc., Princeton Gamma-Tech Instruments, Inc., Princeton Gamma-Tech (UK), Ltd., Finn-Partners, Inc. and Third Letter Corporation(2)
2.4	Stock Purchase Agreement, dated April 17, 2006, by and among Bruker BioSciences Corporation, Bruker Optics Inc. and the stockholders of Bruker Optics Inc.(3)
+2.5	Purchase and Transfer Agreement for Shares in Röntec AG dated October 10, 2005 between Bruker AXS GmbH and the Sellers as defined therein(4)
+2.6	Asset Purchase Agreement dated October 21, 2005 between Bruker AXS Inc., Princeton Gamma-Tech Instruments, Inc., Princeton Gamma-Tech (UK), Ltd., Finn-Partners, Inc. and Third Letter Corporation(5)
3.1	Amended and Restated Certificate of Incorporation of the Registrant(6)
3.2	Amended and Restated Bylaws of the Registrant(6)
4.1	Specimen stock certificate representing shares of common stock of the Registrant(7)
10.1	Amended and Restated 2000 Stock Option Plan(8)

10.2	Sharing Agreement dated as of February 28, 2000 among the Registrant and 13 affiliates of the Registrant(6)
+10.3	License Agreement dated August 10, 1998 between the Registrant and Indiana University’s Advanced Research & Technology Institute(6)
+10.4	ITMS Collaboration Agreement by and between Hewlett-Packard, the Registrant and Bruker Daltonik GmbH, dated April 28, 1999(6)
+10.5	Collaboration Agreement dated December 4, 1997 between Bruker-Franzen Analytik GmbH and Sequenom Instruments GmbH(6)
+10.6	Agreement by and between the Bruker Daltonik GmbH, Bruker Saxonia Analytik GmbH and Bruker Optik GmbH dated March 31, 2000(6)
+10.10	Supply Agreement dated March 30, 1998 between the Registrant and Fairchild Imaging Inc., formerly known as Lockheed Martin Fairchild Systems(9)
+10.11	Supply Agreement dated October 1, 1998 between Bruker AXS GmbH and GKSS Forschungszentrum Geesthacht GmbH, as amended(9)
+10.12	Development Agreement dated July 31, 1997 between Bruker AXS GmbH and Siemens Aktiengesellschaft Berlin und Munchen Bereich Medizinische Technik(9)
+10.13	Development Agreement (Agreement 99.06) dated May 5, 1999 between Bruker AXS GmbH and Baltic Scientific Instruments(9)
+10.14	Development Agreement (Agreement 99.10) dated October 7, 1999 between Bruker AXS GmbH and Baltic Scientific Instruments(9)
+10.19	Agreement on Development, Supply and Marketing dated August 2, 2001 between Bruker AXS GmbH and Siemens Medical Solutions Rontgenwerk Rudolstadt(9)
10.21	Lease for Office Space in Delft, The Netherlands dated October 12, 2001 between Bruker Nonius B.V. and Van Haaren Beheer B.V.(9)
+10.22	Memorandum of Agreement for Strategic Collaboration dated October 16, 2001 between the Registrant and Fairchild Imaging, Inc.(9)
10.25	Employment Offer Letter dated as of September 27, 2004 from Bruker BioSciences Corporation to William J. Knight(10)
10.26	Company’s form of Incentive Stock Option Agreement(10)
+10.27	Amendment to ITMS Collaboration Agreement and OEM Agreement between Agilent Technologies, Inc. and the Registrant, effective February 25, 2005(11)
10.28	Company’s form of Restricted Stock Agreement(12)
10.29	Compensation and Indemnification Agreement, dated April 18, 2006, by and among the Company, William A. Linton, M. Christopher Canavan, Jr., Taylor J. Crouch and Daniel S. Dross(3)
10.30	Demand Promissory Note, dated as of July 5, 2006 in the amount of $40,000,000, payable to Citizens Bank of Massachusetts(13)
+10.31	Exclusive Distribution Agreement dated January 1, 2002 between Brucker BioSpin GmbH and Bruker Optics Inc., as amended April 17, 2006(14)

21.1	Subsidiaries of the Registrant(14)
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm(12)
24.1	Power of attorney (included on signature page hereto)
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(14)
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(14)
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(15)
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(15)

       (1) Incorporated by reference from our current report on Form 8-K filed on August 16, 2005.

       (2) Incorporated by reference from our quarterly report on Form 10-Q for the period ended September 30, 2005.

       (3) Incorporated by reference from our current report on Form 8-K filed on April 18, 2006.

       (4) Incorporated by reference from our quarterly report on Form 10-Q for the period ended June 30, 2006.

       (5) Incorporated by reference from our quarterly report on Form 10-Q for the period ended September 30, 2006.

       (6) Incorporated by reference from our registration statement on Form S-1, Registration No. 333-34820, declared effective by the Securities and Exchange Commission on August 3, 2000.

       (7) Incorporated by reference from our registration statement on Form S-3, Registration No. 333-113774, declared effective by the Securities and Exchange Commission on April 23, 2004.

       (8) Incorporated by reference from our registration statement on Form S-4, Registration No. 333-104885, declared effective by the Securities and Exchange Commission on May 19, 2003.

       (9) Incorporated by reference from the Bruker AXS Inc. registration statement on Form S-1, Registration No. 333-66066, declared effective by the Securities and Exchange Commission on December 13, 2001.

(10) Incorporated by reference from our current report on Form 8-K filed on October 12, 2004.

(11) Incorporated by reference from our quarterly report on Form 10-Q for the period ended March 31, 2005.

(12) Incorporated by reference from our annual report on Form 10-K/A for the year ended December 31, 2005.

(13) Incorporated by reference from our current report on Form 8-K filed on July 7, 2006.

(14) Filed herewith.

(15) Furnished herewith.

+                Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Commission

(c)           Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts (in thousands)

	Balance at	Additions	Deductions
	Beginning of	Charged to	Amounts	Balance at
	Period	Earnings	Written Off	End of Period
Allowance Deducted in Balance Sheet from the assets to which they apply:
For the year ended December 31, 2006
Allowance for doubtful accounts	$3,810	$327	$(1,727)	$2,410
For the year ended December 31, 2005
Allowance for doubtful accounts	$2,988	$1,060	$(238)	$3,810
For the year ended December 31, 2004
Allowance for doubtful accounts	$2,313	$1,037	$(362)	$2,988

All other schedules have been omitted since they are either not applicable, not required or the information is included elsewhere herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUKER BIOSCIENCES CORPORATION
Date: March 15, 2007	By:	/s/ FRANK H. LAUKIEN, PH.D.
		Name:	Frank H. Laukien, Ph.D.
		Title:	President, Chief Executive Officer and Chairman

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

Name	Title	Date
/s/ FRANK H. LAUKIEN, PH.D.	President, Chief Executive Officer and	March 15, 2007
Frank H. Laukien, Ph.D.	Chairman of the Board (Principal
Executive Officer)
/s/ WILLIAM J. KNIGHT	Chief Financial Officer (Principal
William J. Knight	Financial and Accounting Officer)	March 15, 2007
/s/ M. CHRISTOPHER CANAVAN, JR.	Director	March 15, 2007
M. Christopher Canavan, Jr.
/s/ TAYLOR J. CROUCH	Director	March 15, 2007
Taylor J. Crouch
/s/ DANIEL S. DROSS	Director	March 15, 2007
Daniel S. Dross
/s/ COLLIN D’SILVA	Director	March 15, 2007
Collin D’Silva
/s/ RICHARD D. KNISS	Director	March 15, 2007
Richard D. Kniss
/s/ JOERG C. LAUKIEN	Director	March 15, 2007
Joerg C. Laukien

/s/ WILLIAM A. LINTON	Director	March 15, 2007
William A. Linton
/s/ RICHARD M. STEIN	Director	March 15, 2007
Richard M. Stein
/s/ BERNHARD WANGLER	Director	March 15, 2007
Bernhard Wangler