Form 10-Q
period 2007-03-31
BRUKER BIOSCIENCES CORP
filed 2007-05-09
CIK 1109354

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

As of May 7, 2007, there were 105,305,888 shares of the Registrant’s common stock outstanding.

Bruker BioSciences Corporation
Form 10-Q
For the Quarter Ended March 31, 2007
Index

PART I   FINANCIAL INFORMATION

ITEM 1:  Financial Statements

Bruker BioSciences Corporation
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$55,692	$52,147
Accounts receivable, net	75,110	79,604
Due from affiliated companies	7,536	9,028
Inventories	157,616	134,504
Other current assets	23,121	19,461

Total current assets	319,075	294,744
Property, plant and equipment, net	91,410	90,349
Intangibles and other assets	52,609	48,094

Total assets	$463,094	$433,187

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$11,601	$21,857
Accounts payable	26,370	23,102
Due to affiliated companies	9,916	5,901
Customer advances	52,518	49,461
Other current liabilities	99,306	94,807

Total current liabilities	199,711	195,128

Long-term debt	22,782	22,863
Other long-term liabilities	26,023	23,730
Commitments and contingencies (Note 14)
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued or outstanding at March 31, 2007 or December 31, 2006	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 105,309,641 and 102,561,129 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	1,046	1,020
Treasury stock, at cost, 4,200 shares and 0 shares at March 31, 2007 and December 31, 2006, respectively	(33)	—
Other stockholders’ equity	213,565	190,446

Total shareholders’ equity	214,578	191,466

Total liabilities and shareholders’ equity	$463,094	$433,187

See the accompanying notes to financial statements.

Bruker BioSciences Corporation
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006
Product revenue	$95,362	$83,841
Service revenue	14,991	10,371
Other revenue	154	644

Total revenue	110,507	94,856

Cost of product revenue	47,811	44,713
Cost of service revenue	10,068	6,387

Total cost of revenue	57,879	51,100
Gross profit	52,628	43,756

Operating expenses:
Sales and marketing	23,764	18,832
General and administrative	7,492	6,607
Research and development	13,613	12,275
Acquisition related charges	—	1,176

Total operating expenses	44,869	38,890
Operating income	7,759	4,866

Interest and other income (expense), net	(525)	1,681

Income before income tax provision and minority interest in consolidated subsidiaries	7,234	6,547

Income tax provision	3,267	3,240

Income before minority interest in consolidated subsidiaries	3,967	3,307
Minority interest in consolidated subsidiaries	86	48

Net income	$3,881	$3,259

Net income per common share - basic and diluted	$0.04	$0.03
Weighted average common shares outstanding:
Basic	102,820	101,186
Diluted	105,361	101,480

See the accompanying notes to financial statements.

Bruker BioSciences Corporation
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Operating activities:
Net cash provided by operating activities	$451	$4,322

Investing activities:
Purchases of property and equipment	(2,357)	(1,362)
Redemption of short-term investments	—	17,159
Acquisitions, net of cash acquired	(1,916)	(2,701)
Changes in restricted cash	(257)	(35)

Net cash (used in) provided by investing activities	(4,530)	13,061

Financing activities:
(Repayments of) proceeds from short-term borrowings, net	(10,003)	1,724
Repayments of long-term debt, net	(770)	(603)
Proceeds from issuance of common stock	17,962	9
Repurchase of common stock	(6)	—

Net cash provided by financing activities	7,183	1,130

Effect of exchange rate changes on cash	441	763

Net change in cash and cash equivalents	3,545	19,276
Cash and cash equivalents at beginning of period	52,147	62,632

Cash and cash equivalents at end of period	$55,692	$81,908

See the accompanying notes to financial statements.

Bruker BioSciences Corporation
Notes to Unaudited Condensed Consolidated Financial Statements

1.  Description of Business and Basis of Presentation

Bruker BioSciences Corporation and its wholly-owned subsidiaries (the “Company”, “we,’’ “us,” or “our”) design, manufacture, service and market proprietary life science and materials research systems based on mass spectrometry core technology platforms, X-ray technologies, optical emission spectroscopy (OES) technology, and infrared and Raman molecular spectroscopy technology. The Company also sells a broad range of field analytical systems for chemical, biological, radiological and nuclear (CBRN) detection. The Company maintains major technical and manufacturing centers in Europe, North America and Japan and sales offices throughout the world. The Company’s diverse customer base includes pharmaceutical, biotechnology and proteomics companies, academic institutions, advanced materials and semiconductor industries and government agencies.

The financial statements represent the consolidated accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements as of and for the three months ended March 31, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X. Accordingly, the financial information presented herein does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

On July 1, 2006, the Company completed its acquisition of Bruker Optics Inc. (“Bruker Optics”). Both the Company and Bruker Optics were majority owned by five affiliated stockholders prior to the acquisition. As a result, the acquisition of Bruker Optics by the Company is considered a business combination of companies under common control, and has been accounted for in a manner similar to a pooling-of-interests. Accordingly, the acquisition of Bruker Optics, as it relates to the portion under common ownership (approximately 96%), was accounted for at historical carrying values at the date of the acquisition. The portion not under the common ownership of the five affiliated stockholders (approximately 4%) has been accounted for as a minority interest. The portion not under common control primarily represented stock options to purchase shares of common stock outstanding at the date of the acquisition. The excess purchase price of the interest not under common control over the fair value of the related net assets acquired was accounted for as goodwill and intangible assets. The consolidated balance sheets, statements of operations, statements of cash flows and notes to the financial statements presented in this Quarterly Report on Form 10-Q have been restated by combining the historical consolidated financial statements of the Company with those of Bruker Optics.

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

2.  Public Offering of Common Stock

On February 12, 2007, the Company and a group of selling stockholders completed a public offering of 11,960,000 shares of its common stock, of which 2,530,000 were sold by the Company and 9,430,000 were sold by four selling shareholders, at $7.10 per share, generating net proceeds of approximately $16.9 million to the Company and approximately $63.2 million to the selling stockholders, in the aggregate.

3.  Acquisitions

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

The Company engaged a third party valuation firm to assist management in appraising the fair value of certain assets acquired. This valuation had not been completed as of March 31, 2007 and all information presented below is subject to change upon completion of the third party valuation. The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition of the minority interest (in thousands):

Current assets	$42,387
Property, plant and equipment	13,174
Intangible assets	53,922
Other assets	72
Total assets	109,555
Current liabilities	34,488
Long-term debt	3,463
Other liabilities	2,074
Total liabilities assumed	40,025
Net assets	69,530
Minority interest percentage	4.1%
Net assets acquired	2,850
Goodwill	2,292
Total purchase price	$5,142

The purchase price for the 4.1% minority interest acquired was allocated to the net assets acquired on a pro rata basis in accordance with SFAS No. 141, Business Combinations. Accordingly, estimated acquisition related intangibles total $2.1 million and are being amortized over four years. In addition, approximately $2.7 million of acquired intangible assets were assigned to in-process research and development projects of which the 4.1% minority interest, or approximately $0.1 million, was written off at the date of acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. The projects that were estimated to qualify as acquired in-process research and development projects were those that had not yet reached technology feasibility and for which no future alternative uses existed. The value assigned to the in-process research and development projects was determined using estimates based on historical acquisitions since the third party valuation was not complete as of March 31, 2007.

The $2.3 million of goodwill acquired from Bruker Optics in connection with the acquisition was assigned to the Company’s Bruker Optics subsidiary, currently a reportable operating segment, and will not be deductible for tax purposes since the acquisition was a tax-free acquisition.

On January 1, 2007, the Company acquired all of the assets of Keca Metal Products, Ltd., (“Keca”) a Texas partnership located in Spring, Texas.  The aggregate purchase price for Keca was $0.6 million and was funded with cash on hand.  Keca provides specialized machining services, primarily to Bruker Optics.  The results of Keca have been included in the Bruker Optics segment from the date of acquisition.

4.  Provision for Income Taxes

The income tax provision for the three months ended March 31, 2007 was $3.3 million compared to an income tax provision of $3.2 million for the three months ended March 31, 2006, representing effective tax rates of 45% and 49%, respectively. Our effective tax rate reflects our tax provision for non-U.S. entities only, since no benefit was recognized for the aggregate losses incurred in the U.S. We will maintain a full valuation allowance for our U.S. net operating losses until evidence exists that it is more likely than not that the loss carry forward amounts will be utilized to offset U.S. taxable income. Our tax rate may change over time as the amount or mix of income and taxes outside the U.S. changes. Our effective tax rate is calculated using our projected annual pre-tax income or loss and is affected by research and development tax credits, the expected level of other tax benefits, and the impact of changes to the valuation allowance, as well as changes in the mix of our pre-tax income and losses among jurisdictions with varying statutory tax rates and credits.

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109 (“FIN 48”). Among other things, FIN 48 provides guidance to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold which income tax positions must achieve before being recognized in the financial statements. In addition, FIN 48 requires expanded annual disclosures, including a rollforward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. The Company adopted FIN 48 on January 1, 2007, and recorded a reduction of retained earnings of $751,000 effective January 1, 2007. The Company has unrecognized tax benefits of approximately $2,036,400 as of January 1, 2007, of which $2,036,400, if recognized, would result in a reduction of the Company’s effective tax rate.  As of January 1, 2007, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes. As of March 31, 2007, we had approximately $365,000 of accrued interest related to uncertain tax positions included in the liability on the consolidated balance sheet, of which $53,000 was recorded during the three months ended March 31, 2007.

The tax years 2003 to 2006 are open tax years in our major taxing jurisdictions. The Company files returns in many foreign and state jurisdictions with varying statutes of limitations.

5.  Equity-Based Compensation

In 2000, the Board of Directors adopted and the stockholders approved the 2000 Stock Option Plan. The 2000 Stock Option Plan provided for the issuance of up to 2,200,000 shares of common stock in connection with awards under the Plan. The 2000 Stock Option Plan allows a committee of the Board of Directors to grant incentive stock options, non-qualified stock options, stock appreciation rights and stock awards (including the use of restricted stock and phantom shares). The committee has the authority to determine which employees will receive the awards, the amount of the awards and other terms and conditions of the awards. Awards granted by the committee typically vest over a period of three-to-five years.

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

The total number of shares issuable under the plan is 8,000,000, all of which have been registered on Form S-8 (Reg. No. 333-47836, 333-107294 and 333-137090).

As of March 31, 2007, the Company’s primary types of share-based compensation were stock options and restricted stock. The Company recorded stock-based compensation expense for the three months ended March 31, 2007 and 2006 as follows (in thousands):

	2007	2006
Stock options	$233	$255
Restricted stock	161	37

Total stock-based compensation, pre-tax	394	292
Tax benefit	(110)	—

Total stock-based compensation, net of tax	$284	$292

Restricted shares of the Company’s common stock are periodically awarded to executive officers, directors and certain key employees of the Company subject to a service restriction which expires ratably over a period of three-to-five years. The restricted shares of common stock may not be sold or transferred during the restriction period. Stock compensation for restricted stock is recorded based on the stock price on the grant date and charged to expense ratably through the restriction period. The following table summarizes information about restricted stock activity during the three months ended March 31, 2007:

		Weighted
	Shares	Average
	Subject to	Grant Date
	Restriction	Fair Value
Outstanding at December 31, 2006	628,200	$5.29
Granted	28,050	8.17
Vested	(26,280)	5.20
Forfeited	(3,350)	5.00

Outstanding at March 31, 2007	626,620	$5.41

Unrecognized pretax expense of $2.9 million related to restricted stock awards is expected to be recognized over the weighted average remaining service period of 4.0 years for awards outstanding at March 31, 2007.

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

	2007	2006
Risk-free interest rate	4.52% - 4.81%	3.80%
Expected life	6.5 years	5 years
Volatility	82.0%	105.0%
Expected dividend yield	0%	0%

All stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock option activity for the three months ended March 31, 2007 was as follows:

			Weighted
		Weighted	Average	Aggregate
	Shares	Average	Remaining	Intrinsic
	Subject to	Option	Contractual	Value
	Options	Price	Term (Yrs)	($’s in 000’s)
Outstanding at December 31, 2006	3,671,425	$6.25
Granted	262,340	7.61
Exercised	(190,317)	5.42
Forfeited	(22,500)	11.63

Outstanding at March 31, 2007	3,720,948	$6.36	5.0	$17,288

Exercisable at March 31, 2007	2,624,443	$6.76	4.7	$11,669

The following table summarizes information about stock options outstanding and exercisable at March 31, 2007:

	Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted	Aggregate		Weighted	Aggregate
		Remaining	Average	Intrinsic		Average	Intrinsic
Range of	Number	Contractual	Exercise	Value	Number	Exercise	Value
Exercise Prices	Outstanding	Term (Yrs)	Price	($’s in 000’s)	Exercisable	Price	($’s in 000’s)
$2.12 to $4.00	761,135	4.5	$3.21	$5,565	542,919	$3.15	$4,004
$4.01 to $6.00	1,765,364	5.1	5.15	9,480	1,131,044	5.10	6,130
$6.01 to $10.00	660,350	6.5	7.13	2,239	416,381	6.84	1,531
$10.01 to $13.00	205,599	4.9	11.02	4	205,599	11.02	4
$13.01 and above	328,500	4.1	15.64	—	328,500	15.64	—

	3,720,948	5.0	$6.36	$17,288	2,624,443	$6.76	$11,669

The intrinsic values above are based on the Company’s closing stock price of $10.52 on March 30, 2007. The weighted-average grant-date fair value of options granted during the three months ended March 31, 2007 was $5.70. Unrecognized pretax expense of

$3.7 million related to stock options is expected to be recognized over the weighted average remaining service period of 2.4 years for awards outstanding at March 31, 2007.

6.  Inventories

Inventories consisted of the following as of March 31, 2007 and December 31, 2006 (in thousands):

	March 31,	December 31,
	2007	2006

Raw materials	$44,476	$45,361
Work-in process	48,501	42,269
Demonstration units	16,661	14,678
Finished goods	47,978	32,196

Total inventories	$157,616	$134,504

7.  Goodwill and Other Intangible Assets

The following is a summary of other intangible assets subject to amortization as of March 31, 2007 and December 31, 2006 (in thousands):

			March 31, 2007			December 31, 2006
	Useful	Gross		Net	Gross		Net
	Lives	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	in Years	Amount	Amortization	Amount	Amount	Amortization	Amount
Existing technology and related patents	4 to 5	$6,172	$(2,251)	$3,921	$6,172	$(1,916)	$4,256
Customer relationships	5	1,108	(343)	765	1,108	(288)	820
Trade names	5 to 10	718	(243)	475	718	(215)	503
Total amortizable intangible assets		$7,998	$(2,837)	$5,161	$7,998	$(2,419)	$5,579

For the three months ended March 31, 2007 and 2006, the Company recorded amortization expense of approximately $0.4 million and $0.1 million, respectively, related to other amortizable intangible assets.

The estimated future amortization expense related to other amortizable intangible assets is as follows (in thousands):

For the year ending December 31,	(in thousands)
2007 (a)	$1,066
2008	1,260
2009	1,231
2010	1,095
2011	460
Thereafter	49

Total	$5,161

(a)  Amount represents estimated amortization expense for the remaining nine months ending December 31, 2007.

The carrying amount of goodwill as of March 31, 2007 and December 31, 2006 was $41.1 million and $39.8 million, respectively, and is primarily included in the Bruker AXS segment. The Company performs its annual test for indications of impairment as of December 31st each year. The Company completed its annual test for impairment as of December 31, 2006 and determined that goodwill was not impaired at that time.

8.  Warranty Costs

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

Changes in the Company’s accrued warranty liability during the three months ended March 31, 2007 were as follows (in thousands):

Warranty accrual at December 31, 2006	$13,274
Accruals for warranties issued during the period	2,613
Settlements of warranty claims	(2,746)
Foreign currency impact	119

Warranty accrual at March 31, 2007	$13,260

9.  Line of Credit

On July 5, 2006, the Company entered into a demand promissory note for a $40 million line of credit in the United States. The Company initially borrowed $20 million to finance a portion of the Bruker Optics purchase price; on July 18, 2006 the Company borrowed an additional $10 million to finance the acquisition of KeyMaster. As of March 31, 2007, the Company had $40 million available on the line of credit. The note bears interest at the bank’s prime rate, LIBOR plus 1%, or a LIBOR advantage rate plus 1% at the request of the Company.  All of the Company’s obligations under the line of credit are secured by the pledge to the bank of 100% of the capital stock of each of the Company’s wholly-owned domestic subsidiaries, each of which also pledged a portion of the stock of certain of their foreign subsidiaries.

10.  Employee Benefit Plans

The Company has a defined benefit retirement plan that covers substantially all employees of the Bruker AXS German subsidiary who were employed as of September 30, 1997. The plan provides pension benefits based upon final average salary and years of service.

The net periodic pension benefit cost includes the following components during the three months ended March 31, 2007 and 2006 (in thousands):

	2007	2006
Components of net periodic benefit cost
Service cost	$182	$165
Interest cost	124	92
Recognized actuarial loss	—	—
Amortization	(4)	(3)

Net periodic benefit cost	$302	$254

To date, the Company has not funded the defined benefit plan and is not required to make contributions during the remainder of 2007.

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

The following table sets forth the computation of basic and diluted average shares outstanding for the three months ended March 31, 2007 and 2006 (in thousands):

	2007	2006
Net income, as reported	$3,881	$3,259

Weighted average shares outstanding:
Weighted average shares outstanding - basic	102,820	101,186
Effect of dilutive securities:
Stock options and restricted stock	2,541	294
Weighted average shares outstanding - diluted	105,361	101,480

Net income per share - basic and diluted	$0.04	$0.03

The total anti-diluted shares outstanding for the three months ended March 31, 2007 and 2006 were 546,000 and 2,727,000, respectively.

12. Interest and Other Income (Expense), Net

The components of interest and other income (expense), net, were as follows for the three months ended March 31, 2007 and 2006 (in thousands):

	2007	2006

Interest income	$288	$721
Interest expense	(431)	(294)
Exchange losses on foreign currency transactions	(671)	(396)
Appreciation of the fair value of derivative financial instruments	434	1,460
Other	(145)	190

Interest and other income (expense), net	$(525)	$1,681

13.  Comprehensive Income

Comprehensive income refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in other comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax.  The following is a summary of comprehensive income for the three months ended March 31, 2007 and 2006 (in thousands):

	2007	2006

Net income	$3,881	$3,259
Foreign currency translation adjustments	1,632	2,654

Total comprehensive income	$5,513	$5,913

14.  Commitments and Contingencies

Lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. The Company believes the outcome of these proceedings, if any, will not have a material impact on the Company’s financial position or results of operations.

15.  Letters of Credit and Guarantees

As of March 31, 2007 and December 31, 2006, the Company had bank guarantees of $10.6 million and $9.1 million, respectively, for its customer advances. These bank guarantees affect the availability of the Company’s lines of credit.

16.  Business Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, (SFAS 131) establishes standards for reporting information about reportable segments in financial statements of public business enterprises. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Management is currently reevaluating the internal reporting structure due to the acquisition of Bruker Optics, which may require a change to our segment reporting.  This evaluation is expected to be completed in the future. The Company reports financial results on the basis of three reportable segments: Bruker Daltonics, Bruker AXS and Bruker Optics. Bruker Daltonics manufactures and distributes mass spectrometry instruments that can be integrated and used along with other analytical instruments. Bruker AXS manufactures and distributes advanced X-ray instrumentation and spark-OES instrumentation used in non-destructive molecular and elemental analysis in academic, research and industrial applications.  Bruker Optics manufactures and distributes infrared and Raman molecular spectroscopy instruments and solutions that can be used in analytical and research applications. Bruker BioSciences Corporation, the parent company of Bruker Daltonics, Bruker AXS and Bruker Optics, is the corporate entity that principally incurs certain public company costs.

Selected reportable segment financial information for the three months ended March 31, 2007 and 2006 is presented below (in thousands):

	Revenue		Operating income
	2007	2006	2007	2006

Bruker Daltonics	$39,062	$37,529	$2,460	$2,805
Bruker AXS	51,943	37,857	4,256	1,061
Bruker Optics	21,748	21,298	2,227	2,786
Eliminations (a)	(2,246)	(1,828)	(120)	31
Corporate	—	—	(1,064)	(1,817)
Total	$110,507	$94,856	$7,759	$4,866

(a)            represents transactions between segments which are eliminated in consolidation.

17.  Recent Accounting Pronouncements

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

In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, or FIN 48, which establishes a single model to address accounting for uncertainty in tax positions. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. FIN 48 is effective for fiscal years beginning after December 15, 2006, so the Company adopted FIN 48 as of January 1, 2007. The cumulative impact of applying the provisions of FIN 48 is an adjustment to the opening balance of retained earnings. See Note 4 for further details.

ITEM 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and the notes to those statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, and in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

Statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations which express that we “believe”, “anticipate”, “expect” or “plan to”, as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Actual events or results may differ materially from those set forth in forward-looking statements. Certain factors that might cause such a difference are discussed in “Factors Affecting Our Business, Operating Results and Financial Condition” set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

•                             Results of operations. This section provides our analysis of the significant line items in our consolidated statement of operations for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

•                             Liquidity and capital resources. This section provides an analysis of our liquidity and cash flow and a discussion of our outstanding debt and commitments.

EXECUTIVE OVERVIEW

On July 1, 2006, the Company completed its acquisition of Bruker Optics.  Both the Company and Bruker Optics were majority owned by five affiliated stockholders prior to the acquisition. As a result, the acquisition of Bruker Optics by the Company is considered a business combination of companies under common control, and has been accounted for in a manner similar to a pooling-of-interests.  Because this acquisition was essentially considered a pooling of interests, all one-time transaction costs have been expensed as incurred rather than being added to goodwill. During the three months ended March 31, 2006, the Company incurred and expensed acquisition related charges totaling $1.2 million, which consisted of legal fees, compensation earned by the special committee of the Company’s Board of Directors and antitrust regulation filing fees.  The historical financial statements within MD&A have been presented as if the companies had always been combined.

Bruker BioSciences and its wholly-owned subsidiaries design, manufacture, market and service proprietary life science and materials research systems based on mass spectrometry core technology platforms, X-ray technologies, optical emission spectroscopy (OES) technologies, and molecular spectroscopy technologies. We also manufacture and distribute a broad range of field analytical systems for chemical, biological, radiological and nuclear, or CBRN, detection. We currently report financial results on the basis of three reportable segments: Bruker Daltonics, Bruker AXS and Bruker Optics. As a result of the Bruker Optics acquisition, management is currently reevaluating the internal reporting structure which may require a change to our segment reporting in future periods.

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

For the three months ended March 31, 2007, our revenues grew by 16.5% to $110.5 million, with acquisitions contributing approximately 4% of this growth.   We continue to focus on improving our profitability and our gross profit margins for product and service revenues improved from 46.1% during the three months ended March 31, 2006 to 47.6% for the three months ended March 31, 2007, reflecting volume leverage, contributions from our recent acquisitions and improvements realized from ongoing gross profit margin improvement programs.  We continue to invest in sales and marketing initiatives, primarily headcount increases, which has resulted in our sales and marketing expenses as a percentage of product and service revenue to increase year-over-year.  We expect these investments to result in increased revenues in future periods.  Our increased revenues also enabled us to leverage both general and administrative and research and development expenses as a percentage of product and service revenue during the first three months of 2007 compared to the first three months of 2006.

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

In July 2006, we acquired KeyMaster which will provide us with access to the fast growing handheld and portable X-ray analysis market.  We believe the technologies KeyMaster has developed, and the markets it serves, are highly complimentary to our core businesses.

In September 2006, we acquired Quantron which will complement our existing stationary X-ray fluorescence (XRF) systems for metal foundries, as well as our new handheld XRF product line.  We believe Quantron’s spark-OES systems and technology will further strengthen the industrial analysis business of Bruker AXS.

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

•                    Revenue recognition. We recognize revenue from system sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, title and risk of loss has been transferred to the customer and collectibility of the resulting receivable is reasonably assured. Title and risk of loss is generally transferred to the customer upon receipt of a signed customer acceptance form for a system that has been shipped, installed, and for which the customer has been trained. As a result, the timing of customer acceptance or readiness could cause our reported revenues to differ materially from expectations. When products are sold through an independent distributor, a strategic distribution partner or an unconsolidated affiliated distributor, which assumes responsibility for installation, we recognize the system sale when the product has been shipped and title and risk of loss have been transferred. Our distributors do not have price protection rights or rights to return; however, our products are generally warranted to be free from defect for a period of one year. Revenue is deferred until cash is received when a significant portion of the fee is due over one year after delivery, installation and acceptance of a system. For arrangements with multiple elements, we recognize revenue for each element based on the fair value of the element, provided all other criteria for revenue recognition have been met. The fair value for each element provided in multiple element arrangements is typically determined by referencing historical pricing policies when the element is sold separately. Changes in our ability to establish the fair value for each element in multiple element arrangements could affect the timing of revenue recognition. Revenue from accessories and parts is recognized upon shipment and service revenue is recognized as the services are performed.

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

•                    Goodwill, other intangible assets, and other long-lived assets. We perform an evaluation of whether goodwill is impaired annually or when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Fair value is determined using market comparables for similar businesses or forecasts of discounted future cash flows. We also review other intangible assets and other long-lived assets when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Should the fair value of our long-lived assets decline because of reduced operating performance, market declines, or other indicators of impairment, a charge to operations for impairment may be necessary.

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

Results of Operations

Three months ended March 31, 2007 compared to the three months ended March 31, 2006

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment for the three months ended March 31, 2007 and 2006 (dollars in thousands):

				Percentage
	2007	2006	$ Change	Change
Bruker AXS	$51,943	$37,857	$14,086	37.2%
Bruker Daltonics	39,062	37,529	1,533	4.1%
Bruker Optics	21,748	21,298	450	2.1%
Eliminations (a)	(2,246)	(1,828)	(418)

Total Revenue	$110,507	$94,856	$15,651	16.5%

(a)            represents revenue recorded on transactions between segments which is eliminated in consolidation.

Bruker AXS’ revenue increased by $14.1 million, or 37.2%, to $51.9 million for the three months ended March 31, 2007 compared to $37.9 million for the comparable period in 2006. Included in this change in revenue is approximately $2.5 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue increased by 30.6%. The increase in revenue is attributable to the businesses acquired in the second half of 2006, which represented approximately 12% of the revenue growth, and an increase in materials research system sales, other systems revenue and aftermarket revenue. Other system revenue relates primarily to the distribution of products not manufactured by Bruker AXS. X-ray systems, other systems and aftermarket revenue as a percentage of Bruker AXS’ product and service revenue were as follows during the three months ended March 31, 2007 and 2006:

	2007		2006
		Percentage of		Percentage of
		Segment Product		Segment Product
	Revenue	and Service Revenue	Revenue	and Service Revenue
X-Ray Systems	$34,986	67.3%	$24,588	65.0%
Other System Revenue	4,556	8.8%	1,857	4.9%
Bruker AXS Aftermarket	12,401	23.9%	11,412	30.1%

Total Product and Service Revenue	$51,943	100%	$37,857	100%

Bruker Daltonics’ revenue increased by $1.5 million, or 4.1%, to $39.1 million for the three months ended March 31, 2007 compared to $37.5 million for the comparable period in 2006. Included in this change in revenue is approximately $2.1 million from the impact of foreign exchange. Excluding the effect of the foreign exchange benefit, revenue decreased by 1.5%. The decrease in revenue excluding the effect of foreign exchange is a result of reduced OEM sales for certain life science systems and substantially reduced grant revenue, partially offset by increased direct life science systems and CBRN detection systems revenue year-over-year.  Aftermarket revenues include accessory sales, consumables, training and services. Included in other revenue during the three months ended March 31, 2007 and 2006 are grant revenues from various projects for early-stage research and development projects funded primarily by the German government. Life science systems, CBRN detection systems and aftermarket revenue as a percentage of Bruker Daltonics’ product and service revenue were as follows during the three months ended March 31, 2007 and 2006:

	2007		2006
		Percentage of		Percentage of
		Segment Product		Segment Product
	Revenue	and Service Revenue	Revenue	and Service Revenue
Life Science Systems	$26,893	69.1%	$28,950	78.5%
CBRN Detection Systems	3,505	9.0%	1,371	3.7%
Bruker Daltonics Aftermarket	8,512	21.9%	6,564	17.8%
Product and Service Revenue	38,910	100%	36,885	100%
Grant Revenue	152		644
Total Revenue	$39,062		$37,529

Bruker Optics’ revenue increased by $0.5 million, or 2.1%, to $21.7 million for the three months ended March 31, 2007 compared to $21.3 million for the comparable period in 2006. Included in this change in revenue is approximately $1.0 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue decreased by 2.7%.  The decrease in revenue excluding the effect of foreign exchange is due to lower other system revenue and delays in production due to the availability of third-party components.  For the three months ended March 31, 2007, we recognized $1.5 million in revenue from our order with the Chinese State Food and Drug Administration, and there were no revenues associated with this order in the same period in 2006.   Aftermarket revenues include accessory sales, consumables, training and services. Other system revenue relates primarily to the distribution of products not manufactured by Bruker Optics. Molecular spectroscopy systems, other systems and aftermarket revenue as a percentage of Bruker Optics’ product and service revenue were as follows during the three months ended March 31, 2007 and 2006:

	2007		2006
		Percentage of		Percentage of
		Segment Product		Segment Product
	Revenue	and Service Revenue	Revenue	and Service Revenue
Molecular Spectroscopy Systems	$15,434	71.0%	$15,389	72.3%
Other System Revenue	1,670	7.7%	2,543	11.9%
Bruker Optics Aftermarket	4,644	21.3%	3,366	15.8%

Total Product and Service Revenue	$21,748	100%	$21,298	100%

Cost of Revenue

The following table presents cost of product and service revenue and gross profit margins on product and service revenue by reportable segment for the three months ended March 31, 2007 and 2006 (dollars in thousands):

	2007		2006
	Cost of	Gross Profit	Cost of	Gross Profit
	Revenue	Margin	Revenue	Margin
Bruker AXS	$28,847	44.5%	$21,290	43.8%
Bruker Daltonics	20,918	46.2%	21,193	42.5%
Bruker Optics	10,180	52.9%	10,760	49.5%
Eliminations (a)	(2,066)		(2,143)

Total Cost of Revenue	$57,879	47.6%	$51,100	45.8%

(a)            represents the cost of revenues between segments which is eliminated in consolidation.

Bruker AXS’ cost of product and service revenue for the three months ended March 31, 2007 was $28.8 million, resulting in a gross profit margin of 44.5%, compared to cost of product and service revenue of $21.3 million, or a gross profit margin of 43.8% for the comparable period in 2006. The increase in gross profit margin is primarily attributable to better capacity utilization as a result of increased revenues year-over-year, the higher margin businesses acquired in the second half of 2006 and the realization of benefits from various ongoing gross profit margin improvement programs, partially offset by lower gross profit margins realized on other system revenues.

Bruker Daltonics’ cost of product and service revenue for the three months ended March 31, 2007 was $20.9 million, resulting in a gross profit margin of 46.2%, compared to cost of product and service revenue of $21.2 million, or a gross profit margin of 42.5% for the comparable period in 2006. The increase in gross profit margin is primarily attributable to increased CBRN detection system revenues and lower OEM life science system revenues year-over-year, partially offset by pricing pressures due to increased competition, particularly in life sciences.

Bruker Optics’ cost of product and service revenue for the three months ended March 31, 2007 was $10.2 million, resulting in a gross profit margin of 52.9%, compared to cost of product and service revenue of $10.8 million, or a gross profit margin of 49.5% for the comparable period in 2006. The increase in gross profit margin is primarily attributable to a more favorable product mix year-over-year within the molecular spectroscopy systems, and lower other systems revenue.

Sales and Marketing

The following table presents sales and marketing expense and sales and marketing expense as a percentage of product and service revenue by reportable segment for the three months ended March 31, 2007 and 2006 (dollars in thousands):

	2007		2006
		Percentage of		Percentage of
	Sales and	Segment Product	Sales and	Segment Product
	Marketing	and Service Revenue	Marketing	and Service Revenue
Bruker AXS	$10,501	20.2%	$8,204	21.7%
Bruker Daltonics	7,295	18.7%	5,768	15.6%
Bruker Optics	5,968	27.4%	4,860	22.8%

Total Sales and Marketing	$23,764	21.5%	$18,832	20.0%

Bruker AXS’ sales and marketing expense for the three months ended March 31, 2007 increased to $10.5 million, or 20.2% of product and service revenue, from $8.2 million, or 21.7% of product and service revenue for the comparable period in 2006. The increase in sales and marketing expense is primarily attributable to increased commissions year-over-year and increased headcount related to the acquisitions completed during the second half of 2006.

Bruker Daltonics’ sales and marketing expense for the three months ended March 31, 2007 increased to $7.3 million, or 18.7% of product and service revenue, from $5.8 million, or 15.6% of product and service revenue for the comparable period in 2006. The increase in sales and marketing expense is attributable to incremental investments in various sales and marketing initiatives, primarily related to an increase in applications and marketing resources.

Bruker Optics’ sales and marketing expense for the three months ended March 31, 2007 increased to $6.0 million, or 27.4% of product and service revenue, from $4.9 million, or 22.8% of product and service revenue for the comparable period in 2006. The increase in sales and marketing expense is primarily attributable to higher commissions on increased new order bookings year-over-year.

General and Administrative

The following table presents general and administrative expense and general and administrative expense as a percentage of product and service revenue by reportable segment for the three months ended March 31, 2007 and 2006 (dollars in thousands):

	2007		2006
		Percentage of		Percentage of
	General and	Segment Product	General and	Segment Product
	Administrative	and Service Revenue	Administrative	and Service Revenue
Bruker AXS	$3,232	6.2%	$3,024	8.0%
Bruker Daltonics	2,177	5.6%	1,920	5.2%
Bruker Optics	1,413	6.5%	991	4.7%
Corporate	670		672

Total General and Administrative	$7,492	6.8%	$6,607	7.0%

Bruker AXS’ general and administrative expenses for the three months ended March 31, 2007 increased to $3.2 million, or 6.2% of product and service revenue, from $3.0 million, or 8.0% of product and service revenue for the comparable period in 2006. The increase in general and administrative expenses is primarily due to intangible asset amortization associated with the acquisitions completed during the second half of 2006.

Bruker Daltonics’ general and administrative expense for the three months ended March 31, 2007 increased to $2.2 million, or 5.6% of product and service revenue, from $1.9 million, or 5.2% of product and service revenue for the comparable period of 2006. The increase in general and administrative expenses is primarily attributable to the change in foreign currency exchange rates year-over-year.

Bruker Optics’ general and administrative expenses for the three months ended March 31, 2007 increased to $1.4 million, or 6.5% of product and service revenue, from $1.0 million, or 4.7% of product and service revenue for the comparable period of 2006. The increase in general and administrative expenses is primarily attributable to the allocated corporate general and administrative expenses associated with being part of a public company.

Corporate general and administrative expense for the three months ended March 31, 2007 remained constant at $0.7 million. Corporate general and administrative expenses represent expenses associated with being a public company not allocated to our reportable segments, including legal fees, audit and consulting fees, salaries and filing fees.

Research and Development

The following table presents research and development expense and research and development expense as a percentage of product and service revenue by reportable segment for the three months ended March 31, 2007 and 2006 (dollars in thousands):

	2007		2006
		Percentage of		Percentage of
	Research and	Segment Product	Research and	Segment Product
	Development	and Service Revenue	Development	and Service Revenue
Bruker AXS	$5,208	10.0%	$4,402	11.6%
Bruker Daltonics	6,327	16.3%	5,972	16.2%
Bruker Optics	2,078	9.6%	1,901	8.9%

Total Research and Development	$13,613	12.3%	$12,275	13.0%

Bruker AXS’ research and development expense for the three months ended March 31, 2007 increased to $5.2 million, or 10.0% of product and service revenue, from $4.4 million, or 11.6% of product and service revenue for the comparable period in 2006.  The increase in research and development expense is primarily attributable to the acquisitions completed during the second half of 2006.

Bruker Daltonics’ research and development expense for the three months ended March 31, 2007 increased to $6.3 million, or 16.3% of product and service revenue, from $6.0 million, or 16.2% of product and service revenue for the comparable period in 2006. The increase in research and development expense is attributable to changes in foreign currency exchange rates year-over-year, primarily the Euro as a majority of research and development is performed in Germany.

Bruker Optics’ research and development expense for the three months ended March 31, 2007 increased to $2.1 million, or 9.6% of product and service revenue, from $1.9 million, or 8.9% of product and service revenue for the comparable period in 2006. The increase in research and development expense is attributable to changes in foreign currency exchange rates year-over-year and materials purchased for a new product introduced during the quarter.

Acquisition Related Charges

On April 18, 2006, the Company announced that it had entered into a definitive agreement to acquire all of the stock of molecular spectroscopy company Bruker Optics.  The acquisition of Bruker Optics was approved by the Company’s shareholders on June 29, 2006 and was subsequently completed on July 1, 2006. Since this acquisition represented a business combination of companies under common control due to a majority ownership by individuals in both the Company and Bruker Optics, this acquisition has been accounted for in a manner similar to a pooling-of-interest. As a result, transaction costs have been expensed as incurred rather than being included in a purchase price allocation. During the first quarter of 2006, the Company incurred acquisition related charges totaling $1.2 million, which consisted primarily of legal fees, compensation earned by the special committee of the Company’s Board of Directors and antitrust regulation filing fees.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, during the three months ended March 31, 2007 was $(0.5) million, compared to $1.7 million during the three months ended March 31, 2006. During the three months ended March 31, 2007, the major components within interest and other income (expense), net, were net interest expense of $(0.1) million, losses on foreign currency transactions of $(0.7) million and the appreciation of the fair value of derivative financial instruments of $0.4 million. During the three months ended March 31, 2006, the major components within interest and other income (expense), net, were net interest income of $0.4 million, losses on foreign currency transactions of $(0.4) million and the appreciation of the fair value of derivative financial instruments of $1.5 million.

Provision for Income Taxes

The income tax provision for the three months ended March 31, 2007 was $3.3 million compared to an income tax provision of $3.2 million for the three months ended March 31, 2006, representing effective tax rates of 45% and 49%, respectively. Our effective tax rate reflects our tax provision for non-U.S. entities only, since no benefit was recognized for the aggregate losses incurred in the U.S. We will maintain a full valuation allowance for our U.S. net operating losses until evidence exists that it is more likely than not that the loss carry forward amounts will be utilized to offset U.S. taxable income. Our tax rate may change over time as the amount or mix of income and taxes outside the U.S. changes. Our effective tax rate is calculated using our projected annual pre-tax income or loss and is affected by research and development tax credits, the expected level of other tax benefits, and the impact of changes to the valuation allowance, as well as changes in the mix of our pre-tax income and losses among jurisdictions with varying statutory tax rates and credits.

Minority Interest in Consolidated Subsidiaries

Minority interest in consolidated subsidiaries for the three months ended March 31, 2007 was $86,000 compared to $48,000 in the comparable period of 2006. The minority interest in subsidiaries represents the minority shareholders’ proportionate share of net income of those subsidiaries for the three months ended March 31, 2007 and 2006. For the three months ended March 31, 2007 and 2006, the minority interest relates to our two majority-owned subsidiaries, Incoatec GmbH and Baltic Scientific Instruments Ltd.

LIQUIDITY AND CAPITAL RESOURCES

We currently anticipate that our existing cash will be sufficient to support our operating and investing needs for at least the next twelve months, but this depends on our profitability and our ability to manage working capital requirements. Future cash requirements could also be affected by potential acquisitions that we may consider. Historically, we have financed our growth through a combination of debt financings and issuances of common stock. Most recently, on February 12, 2007, we and a group of selling stockholders completed a public offering which generated net proceeds of approximately $16.9 million to us. In the future, there can be no assurance that additional financing alternatives will be available to us if required, or if available, will be obtained with terms favorable to us.

During the three months ended March 31, 2007, net cash provided by operating activities was $0.5 million, compared to net cash provided by operating activities of $4.3 million during the three months ended March 31, 2006. The change in cash generated by operating activities was primarily attributable to improved operating results in 2007, a decrease in trade accounts receivable and increases in accounts payable and customer deposits, offset by an increase in inventory balances.

During the three months ended March 31, 2007, investing activities used $4.5 million in cash compared to net cash provided by investing activities of $13.1 million during the three months ended March 31, 2006. Cash used by investing activities during the three months ended March 31, 2007 was attributable primarily to $2.4 million in capital expenditures and $1.9 million for acquisitions, including $1.3 million in contingent consideration for prior acquisitions.

In connection with our November 2005 acquisition of Roentec AG, additional consideration, in the amount of approximately $2.0 million, may be paid to Roentec’s former management, employee and consultant shareholders based on the

2006 and 2007 revenue performance of Roentec. If these payments are required, they will be comprised of either, at our option, 50% our restricted stock and 50% cash, or 100% cash. For 2006, approximately $1.3 million in cash was paid in March 2007 to Roentec’s former shareholders.

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

On January 1, 2007, the Company acquired all of the assets of Keca Metal Products, Ltd., (“Keca”) a Texas partnership located in Spring, Texas.  The aggregate purchase price for Keca was $0.6 million and was funded with cash on hand.

During the three months ended March 31, 2007, financing activities provided $7.2 million of cash compared to net cash provided by financing activities of $1.1 million during the three months ended March 31, 2006. The change in cash provided by financing activities in the first three months of 2007 was due to approximately $16.9 million in net proceeds from the public offering of common stock offset by $10.0 million in net repayments of short-term borrowings.

At March 31, 2007, we had a demand line of credit with Citizens Bank in the United States with a maximum available amount of $40.0 million. The line of credit is secured by the pledge to the bank of 100% of the capital stock of each of the Company’s wholly-owned domestic subsidiaries, each of which also pledged a portion of the stock of certain of their foreign subsidiaries. As of March 31, 2007, $40.0 million under our U.S. line of credit was available. We also maintain revolving lines of credit totaling approximately $34.1 million with various German, Japanese and French banks. The German, Japanese and French lines of credits are unsecured and as of March 31, 2007, approximately $9.5 million, in the aggregate, was outstanding on these lines of credit.

In addition to our lines of credit, we have both short-term and long-term notes payable with outstanding balances aggregating $24.9 million as of March 31, 2007. The interest rates on these obligations range from 1.8% to 8.01%. We entered into an interest rate swap to hedge the variability of cash flows related to changes in interest rates on borrowings of variable debt obligations and pay a 4.6% fixed rate of interest and receive a variable rate of interest based on the Securities Industry and Financial Markets Municipal SWAP Index. The interest rate swap has a notional value of $1.7 million which decreases in conjunction with the State of Wisconsin industrial revenue bonds (IRB) payment schedule until the interest rate swap and IRB agreements terminate in December 2013.

The following table summarizes maturities for our significant financial obligations as of March 31, 2007 (in thousands):

		Less than	1-3	4-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Short-term borrowings	$11,601	$11,601	$—	$—	$—
Long-term borrowings	22,782	—	17,812	3,701	1,269
Pension	11,544	140	636	1,179	9,589

Total contractual obligations	$45,927	$11,741	$18,448	$4,880	$10,858

In connection with some of our outstanding debt, we are required to maintain certain financial ratios and meet other financial criteria. Additionally, we are subject to a variety of restrictive covenants that require bank consent if not met. As of March 31, 2007, the latest measurement date, we were in compliance with all financial covenants.

As of March 31, 2007, we had approximately $13.0 million of net operating loss carryforwards available to reduce future U.S. taxable income. These losses have various expiration dates through 2026. We also had foreign tax credits of approximately $9.9 million that expire in 2016 and research and development tax credits of approximately $3.1 million available to offset future U.S. tax liabilities that expire at various dates through 2025.

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

In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, or FIN 48, which establishes a single model to address accounting for uncertainty in tax positions. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. FIN 48 is effective for fiscal years beginning after December 15, 2006, so the Company adopted FIN 48 as of January 1, 2007. The cumulative impact of applying the provisions of FIN 48 is an adjustment to the opening balance of retained earnings. See Part I., Item 1, Note 4 elsewhere in this report for further details.

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

We have entered into option and forward currency exchange contracts, both having maturities of less than twelve months with notional amounts aggregating $6.7 million. These contracts involve the purchase of EURO currency at fixed U.S. dollar amounts. The notional amounts of the contracts are intended to hedge receivables in U.S. dollars.  These transactions do not qualify for hedge accounting under SFAS No. 133. Accordingly, the instruments are marked-to-market with the corresponding gains and losses recorded in other income (expense) in the current period.

At the end of each reporting period, we obtain third-party verification as to the fair value of these instruments.  As of March 31, 2007 and 2006, the currency exchange contracts had a favorable fair value of $0.4 million and an unfavorable fair value of $(1.4) million, respectively.  The instruments’ fair market values are recorded net of each other on the balance sheet.  In connection with these instruments, we recorded a net gain of $0.1 million and $1.4 million during the three months ended March 31, 2007 and 2006, respectively.

Realized foreign exchange losses were approximately $(0.7) million and $(0.4) million for the three months ended March 31, 2007 and 2006, respectively. As we continue to expand internationally, we evaluate currency risks and may enter into foreign exchange contracts on a more consistent basis or from time to time as the circumstances require to mitigate foreign currency exposure.

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

In the United States, we have entered into an interest rate swap arrangement to limit the interest rate exposure on our $2.0 million industrial revenue bond to a fixed rate of 4.6%. We pay a 4.6% fixed rate of interest and receive a variable rate of interest based on the Securities Industry and Financial Markets Municipal SWAP Index on a $1.7 million notional amount. Net interest payments or receipts are recorded as adjustments to interest expense. In addition, the instrument is recorded at fair market value on our balance sheet, and changes in the fair market value are recorded in current earnings since the arrangement is not considered an effective hedge. As of March 31, 2007, the fair value of the instrument was approximately $(0.1) million, net of tax, and is recorded as a liability on the balance sheet.

In 2002, we entered into two derivative financial instruments; a cross currency interest rate swap and an interest rate swap. The cross currency interest rate swap is for 5.0 million Euro and we receive semiannual interest payments in Euro based on a variable interest rate equal to the six-month EURIBOR rate in exchange for semiannual payments in Swiss francs at a fixed rate of 4.97%. The interest rate swap of 3.0 million Euro reduced the 6-month EURIBOR rate by 1.80% per annum until January 4, 2007. We entered into the financial instruments to manage our exposure to interest rates and foreign exchange risk. Until the instruments become an effective hedge, the instruments are considered speculative and are marked-to-market through interest and other income (expense), net, on the consolidated statement of operations. As of March 31, 2007 and 2006, the cross currency interest rate swap had a favorable fair value of $0.3 million and an unfavorable value of $(0.1) million, respectively. As of March 31, 2006, the interest rate swap had a fair value of approximately $(0.1) million.

A 10% increase or decrease in the average cost of our variable rate debt would not result in a material change in pre-tax interest expense.

Inflation

We do not believe inflation had a material impact on our business or operating results during any of the periods presented.

ITEM 4:  Controls and Procedures

Our Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2007. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls were effective at March 31, 2007.

We maintain internal controls and procedures designed to ensure that we are able to collect the information subject to required disclosure in reports we file with the United States Securities and Exchange Commission, and to process, summarize and disclose this information within the time specified by the rules set forth by the Securities and Exchange Commission.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

ITEM 1A:  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There have been no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the first quarter of 2007.

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that May
	Total Number		Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced	Under the Programs
Period	Purchased (1)	Paid per Share	Programs	(in millions)
January 1, 2007 to January 31, 2007	—	—	—	—
February 1, 2007 to February 28, 2007	50,000	$9.00	—	—
March 1, 2007 to March 31, 2007	50,000	9.03	—	—

Total	100,000	$9.02	—	—

(1)          All share repurchases were open-market purchases made by the Company’s Chief Executive Officer, were effected in accordance with the Safe Harbor Provisions of Rule 10b-18 of the Securities and Exchange Act and were previously disclosed by the affiliated purchaser on Forms 4 filed with the U.S. Securities and Exchange Commission.

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

BRUKER BIOSCIENCES CORPORATION

Date: May 9, 2007	By:	/s/ Frank H. Laukien, Ph.D.
Frank H. Laukien, Ph.D.
President, Chairman, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: May 9, 2007	By:	/s/ William J. Knight
William J. Knight
Chief Financial Officer
(Principal Financial and Accounting Officer)