Form 10-Q
period 2007-06-30
BRUKER BIOSCIENCES CORP
filed 2007-08-08
CIK 1109354

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

As of August 6, 2007, there were 105,413,633 shares of the Registrant’s common stock outstanding.

Bruker BioSciences Corporation
Form 10-Q
For the Quarter Ended June 30, 2007
Index

PART I   FINANCIAL INFORMATION

ITEM 1:  Financial Statements

Bruker BioSciences Corporation
Unaudited Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$41,933	$52,147
Accounts receivable, net	72,171	79,604
Due from affiliated companies	2,666	9,028
Inventories	169,895	134,504
Other current assets	24,995	19,461

Total current assets	311,660	294,744
Property, plant and equipment, net	95,035	90,349
Goodwill, intangible and other assets	53,791	48,094

Total assets	$460,486	$433,187

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$15,395	$21,857
Accounts payable	27,597	23,102
Due to affiliated companies	5,773	5,901
Customer advances	44,033	49,461
Other current liabilities	96,959	94,807

Total current liabilities	189,757	195,128

Long-term debt	17,564	22,863
Other long-term liabilities	31,515	23,730
Commitments and contingencies (Note 14)
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued or outstanding at June 30, 2007 or December 31, 2006	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 105,429,042 shares issued and 105,418,696 shares outstanding at June 30, 2007 and 102,561,129 shares issued and outstanding at December 31, 2006	1,047	1,020
Treasury stock, at cost, 10,346 shares and 0 shares at June 30, 2007 and December 31, 2006, respectively	(92)	—
Other stockholders’ equity	220,695	190,446

Total shareholders’ equity	221,650	191,466

Total liabilities and shareholders’ equity	$460,486	$433,187

See the accompanying notes to financial statements.

Bruker BioSciences Corporation
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Product revenue	$106,646	$88,335	$202,008	$172,176
Service revenue	14,959	11,899	29,950	22,270
Other revenue	78	249	232	893

Total revenue	121,683	100,483	232,190	195,339

Cost of product revenue	58,790	48,042	106,601	92,755
Cost of service revenue	9,862	6,218	19,930	12,605

Total cost of revenue	68,652	54,260	126,531	105,360
Gross profit	53,031	46,223	105,659	89,979

Operating expenses:
Sales and marketing	24,088	20,900	47,852	39,732
General and administrative	7,988	6,473	15,480	13,080
Research and development	13,926	12,284	27,539	24,559
Acquisition related charges	—	3,692	—	4,868

Total operating expenses	46,002	43,349	90,871	82,239
Operating income	7,029	2,874	14,788	7,740

Interest and other income (expense), net	319	2,332	(206)	4,013

Income before income tax provision and minority interest in consolidated subsidiaries	7,348	5,206	14,582	11,753

Income tax provision	2,323	2,623	5,590	5,863

Income before minority interest in consolidated subsidiaries	5,025	2,583	8,992	5,890
Minority interest in consolidated subsidiaries	60	45	146	93

Net income	$4,965	$2,538	$8,846	$5,797

Net income per common share—basic	$0.05	$0.03	$0.09	$0.06
Net income per common share—diluted	$0.05	$0.02	$0.08	$0.06
Weighted average common shares outstanding:
Basic	104,183	101,456	103,505	101,430
Diluted	106,798	101,869	106,186	101,779

See the accompanying notes to financial statements.

Bruker BioSciences Corporation
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended
	June 30,
	2007	2006
Operating activities:
Net cash (used in) provided by operating activities	$(6,356)	$4,439

Investing activities:
Purchases of property and equipment	(8,245)	(2,460)
Redemption of short-term investments	—	46,460
Acquisitions, net of cash acquired	(2,468)	(3,970)
Changes in restricted cash	(262)	(107)

Net cash (used in) provided by investing activities	(10,975)	39,923

Financing activities:
(Repayments of) proceeds from short-term borrowings, net	(10,594)	1,163
Repayments of long-term debt, net	(1,354)	(1,318)
Proceeds from issuance of common stock	18,417	155
Repurchase of common stock	(92)	—

Net cash provided by financing activities	6,377	—

Effect of exchange rate changes on cash	740	2,431

Net change in cash and cash equivalents	(10,214)	46,793
Cash and cash equivalents at beginning of period	52,147	62,632

Cash and cash equivalents at end of period	$41,933	$109,425

Non-Cash Financing Activities
Issuance of common stock related to acquisitions	$269	$1,294

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

The financial statements represent the consolidated accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements as of and for the three and six months ended June 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X. Accordingly, the financial information presented herein does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

On July 1, 2006, the Company completed its acquisition of Bruker Optics Inc. (“Bruker Optics”). Both the Company and Bruker Optics were majority owned by five affiliated stockholders prior to the acquisition. As a result, the acquisition of Bruker Optics by the Company was considered a business combination of companies under common control. The consolidated balance sheets, statements of operations, statements of cash flows and notes to the financial statements presented in this Quarterly Report on Form 10-Q have been restated by combining the historical consolidated financial statements of the Company with those of Bruker Optics for periods prior to the acquisition.

The Company reports financial results on the basis of the following three business segments:

1.                                       Bruker AXS is a leading developer and provider of life science and advanced materials research tools based on X-ray technology tools for advanced X-ray and spark-OES instrumentation used in non-destructive molecular materials and elemental analysis in academic, research and industrial applications.

2.                                       Bruker Daltonics is a leading developer and provider of life science tools based on mass spectrometry and also develops and provides a broad range of field analytical systems for CBRN detection.

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

3. Acquisitions

On July 1, 2006, the Company completed the acquisition of all of the outstanding stock of Bruker Optics in accordance with the terms of the stock purchase agreement dated as of April 17, 2006. The acquisition of Bruker Optics represented a business combination of companies under common control due to the majority ownership of both companies by five related individuals as an affiliated shareholder group. As a result, the acquisition, as it related to the shares owned by these affiliated shareholders (approximately 96%), was accounted for at historical carrying value. The acquisition of the shares of the non-affiliated shareholders (approximately 4%) was accounted for at fair value, in a manner similar to the acquisition of a minority interest. The excess purchase price of the interest not under common control over the fair value of the related net assets was recorded as intangible assets and goodwill.

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

The Company engaged RSM McGladrey, Inc., a third party valuation firm, to assist management in appraising the fair value of certain assets acquired. The appraisal was completed in the second quarter of 2007. The following table summarizes the fair values of assets acquired and liabilities assumed at the date of acquisition of the minority interest (in thousands):

Current assets	$42,387
Property, plant and equipment	13,174
Intangible assets	53,846
Other assets	72
Total assets	109,479
Current liabilities	34,488
Long-term debt	3,463
Other liabilities	2,074
Total liabilities assumed	40,025
Net assets	69,454
Minority interest percentage	4.1%
Net assets acquired	2,848
Goodwill	2,294
Total purchase price	$5,142

The purchase price for the 4.1% minority interest acquired was allocated to the net assets acquired on a pro rata basis in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. Accordingly, acquisition related intangibles total $2.2 million and are being amortized over four years. In addition, approximately $2.7 million of acquired intangible assets were assigned to in-process research and development projects of which the 4.1% minority interest, or approximately $0.1 million, was written off at the date of acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. The projects that were estimated to qualify as acquired in-process research and development projects were those that had not yet reached technology feasibility and for which no future alternative uses existed.

The $2.3 million of goodwill acquired from Bruker Optics in connection with the acquisition was assigned to the Company’s Bruker Optics subsidiary, currently a reportable operating segment, and will not be deductible for tax purposes since the acquisition was a tax-free acquisition.

On January 1, 2007, the Company acquired all of the assets of Keca Metal Products, Ltd. (“Keca”), a Texas partnership located in Spring, Texas. The aggregate purchase price for Keca was $0.6 million and was funded with cash on hand. Keca provides specialized machining services, primarily to Bruker Optics. The results of Keca have been included in the Bruker Optics segment from the date of acquisition.

On June 30, 2007, the Company acquired Analys-Konsult AB (“AKAB”), a distributor and service provider of scientific instrumentation based in Sweden. The aggregate purchase price of AKAB was approximately $0.8 million, of which approximately $0.5 million was paid in cash and approximately $0.3 million was funded by the issuance of an aggregate of 29,740 restricted unregistered shares of the Company’s common stock, par value $0.01 per share, to AKAB’s shareholders. The results of AKAB have been included in the Bruker AXS segment from the date of acquisition.

Pro forma financial information reflecting the Keca or AKAB acquisitions has not been presented as the impact on revenues and net income and net income per common share would not have been material.

4. Provision for Income Taxes

The income tax provision for the three months ended June 30, 2007 was $2.3 million compared to an income tax provision of $2.6 million for the three months ended June 30, 2006, representing effective tax rates of 31.7% and 50.4%, respectively. The income tax provision for the six months ended June 30, 2007 was $5.6 million compared to an income tax provision of $5.9 million for the six months ended June 30, 2006, representing effective tax rates of 38.3% and 49.9%, respectively. Our effective tax rate reflects our tax provision for non-U.S. entities only, since no benefit was recognized for cumulative losses incurred in the U.S. We will maintain a full valuation allowance for our U.S. net operating losses until evidence exists that it is more likely than not that the loss carryforward amounts will be utilized to offset U.S. taxable income. Our tax rate may change over time as the amount or mix of income and taxes outside the U.S. changes. Our effective tax rate is calculated using our projected annual pre-tax income or loss and is affected by research and development tax credits, the expected level of other tax benefits, and the impact of changes to the valuation allowance, as well as changes in the mix of our pre-tax income and losses among jurisdictions with varying statutory tax rates and credits.

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109 (“FIN 48”). Among other things, FIN 48 provides guidance to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold which income tax positions must achieve before being recognized in the financial statements. In addition, FIN 48 requires expanded annual disclosures, including a rollforward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. The Company adopted FIN 48 on January 1, 2007, and recorded a reduction of retained earnings of $751,000 effective January 1, 2007. The Company has unrecognized tax benefits of approximately $2.0 million as of January 1, 2007, of which $2.0 million, if recognized, would result in a reduction of the Company’s effective tax rate. As of June 30, 2007, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes. As of June 30, 2007, approximately $467,000 of accrued interest related to uncertain tax positions was included in other current liabilities on our consolidated balance sheet, of which $51,000 and $104,000 was recorded during the three and six months ended June 30, 2007, respectively.

The tax years 2003 to 2006 are open tax years in our major taxing jurisdictions. The Company files returns in many foreign and state jurisdictions with varying statutes of limitations.

5. Equity-Based Compensation

In 2000, the Board of Directors adopted and the stockholders approved the 2000 Stock Option Plan. The 2000 Stock Option Plan provided for the issuance of up to 2,200,000 shares of common stock in connection with awards under the Plan. The 2000 Stock Option Plan allows a committee of the Board of Directors to grant incentive stock options, non-qualified stock options, stock appreciation rights and stock awards (including restricted stock and phantom shares). The committee has the authority to determine which employees will receive the awards, the amount of the awards and other terms and conditions of the awards. Awards granted by the committee typically vest over a period of three-to-five years.

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

As of June 30, 2007, the Company’s primary types of share-based compensation were stock options and restricted stock. The Company recorded stock-based compensation expense for the three and six months ended June 30, 2007 and 2006 as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Stock options	$241	$281	$474	$536
Restricted stock	162	37	323	74
Total stock-based compensation, pre-tax	403	318	797	610
Tax benefit	(113)	(145)	(223)	(145)
Total stock-based compensation, net of tax	$290	$173	$574	$465

Restricted shares of the Company’s common stock are periodically awarded to executive officers, directors and certain key employees of the Company subject to a service restriction which expires ratably over a period of three-to-five years. The restricted shares of common stock may not be sold or transferred during the restriction period. Stock compensation for restricted stock is recorded based on the stock price on the grant date and charged to expense ratably through the restriction period. The following table summarizes information about restricted stock activity during the six months ended June 30, 2007:

		Weighted
	Shares	Average
	Subject to	Grant Date
	Restriction	Fair Value
Outstanding at December 31, 2006	628,200	$5.29
Granted	33,050	8.08
Vested	(27,840)	5.18
Forfeited	(4,200)	5.52
Outstanding at June 30, 2007	629,210	$5.44

Unrecognized pretax expense of $2.8 million related to restricted stock awards is expected to be recognized over the weighted average remaining service period of 3.8 years for awards outstanding at June 30, 2007.

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

	2007	2006
Risk-free interest rate	4.52%–4.81%	3.80%
Expected life	6.5 years	5 years
Volatility	82.0%	105.0%
Expected dividend yield	0%	0%

All stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock option activity for the six months ended June 30, 2007 was as follows:

			Weighted
		Weighted	Average	Aggregate
	Shares	Average	Remaining	Intrinsic
	Subject to	Option	Contractual	Value
	Options	Price	Term (Yrs)	($’s in 000’s)
Outstanding at December 31, 2006	3,671,425	$6.25
Granted	292,346	7.61
Exercised	(274,978)	5.10
Forfeited	(30,500)	11.20
Outstanding at June 30, 2007	3,658,293	$6.40	4.8	$12,116
Exercisable at June 30, 2007	2,622,660	$6.72	4.5	$8,578

The following table summarizes information about stock options outstanding and exercisable at June 30, 2007:

	Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted	Aggregate		Weighted	Aggregate
		Remaining	Average	Intrinsic		Average	Intrinsic
Range of	Number	Contractual	Exercise	Value	Number	Exercise	Value
Exercise Prices	Outstanding	Term (Yrs)	Price	($’s in 000’s)	Exercisable	Price	($’s in 000’s)
$ 2.12 to $4.00	744,434	4.3	$3.21	$4,319	595,251	$3.12	$3,473
$ 4.01 to $6.00	1,697,154	4.9	5.17	6,517	1,079,796	5.12	4,202
$ 6.01 to $10.00	686,356	6.4	7.15	1,280	417,264	6.85	903
$ 10.01 to $13.00	204,349	4.7	11.02	—	204,349	11.01	—
$ 13.01 and above	326,000	3.8	15.65	—	326,000	15.65	—
	3,658,293	4.8	$6.40	$12,116	2,622,660	$6.72	$8,578

The intrinsic values above are based on the Company’s closing stock price of $9.01 on June 30, 2007. The weighted-average grant-date fair value of options granted during the six months ended June 30, 2007 was $5.70. Unrecognized pretax expense of $3.6 million related to stock options is expected to be recognized over the weighted average remaining service period of 2.6 years for awards outstanding at June 30, 2007.

6.  Inventories

Inventories consisted of the following as of June 30, 2007 and December 31, 2006 (in thousands):

	June 30,	December 31,
	2007	2006
Raw materials	$51,822	$45,361
Work in process	51,526	42,269
Demonstration units	17,006	14,678
Finished goods	49,541	32,196
Total inventories	$169,895	$134,504

7.  Goodwill and Other Intangible Assets

The following is a summary of other intangible assets subject to amortization as of June 30, 2007 and December 31, 2006 (in thousands):

		June 30, 2007			December 31, 2006
	Useful	Gross		Net	Gross		Net
	Lives	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	in Years	Amount	Amortization	Amount	Amount	Amortization	Amount
Existing technology and related patents	4 to 5	$6,335	$(2,613)	$3,722	$6,172	$(1,916)	$4,256
Customer relationships	5	1,115	(399)	716	1,108	(288)	820
Trade names	5 to 10	439	(147)	292	718	(215)	503
Total amortizable intangible assets		$7,889	$(3,159)	$4,730	$7,998	$(2,419)	$5,579

For the three months ended June 30, 2007 and 2006, the Company recorded amortization expense of approximately $0.4 million and $0.1 million, respectively, related to other amortizable intangible assets.  For the six months ended June 30, 2007 and 2006, the Company recorded amortization expense of approximately $0.8 million and $0.2 million, respectively, related to other amortizable intangible assets.

The estimated future amortization expense related to other amortizable intangible assets is as follows (in thousands):

For the year ending December 31,	(in thousands)
2007(a)	$634
2008	1,239
2009	1,210
2010	1,088
2011	510
Thereafter	49
Total	$4,730

(a) Amount represents estimated amortization expense for the remaining six months ending December 31, 2007.

The carrying amount of goodwill as of June 30, 2007 and December 31, 2006 was $39.6 million and $39.8 million, respectively, and is primarily included in the Bruker AXS segment. The Company performs its annual test for indications of impairment as of December 31st each year. The Company completed its annual test for impairment as of December 31, 2006 and determined that goodwill was not impaired at that time.

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

Changes in the Company’s accrued warranty liability during the six months ended June 30, 2007 were as follows (in thousands):

Warranty accrual at December 31, 2006	$13,274
Accruals for warranties issued during the period	5,825
Settlements of warranty claims	(5,408)
Foreign currency impact	232
Warranty accrual at June 30, 2007	$13,923

9.  Line of Credit

On July 5, 2006, the Company issued a demand promissory note for a $40 million line of credit in the United States. The Company initially borrowed $20 million to finance a portion of the Bruker Optics purchase price; on July 18, 2006 the Company borrowed an additional $10 million to finance the acquisition of KeyMaster. As of June 30, 2007, the Company had $40 million available on the line of credit. The note bears interest at the bank’s prime rate, LIBOR plus 1%, or a LIBOR advantage rate plus 1% at the request of the Company.  All of the Company’s obligations under the line of credit are secured by a pledge to the bank of 100% of the capital stock of each of the Company’s wholly-owned domestic subsidiaries, each of which also pledged a portion of the stock of certain of their foreign subsidiaries.

10.  Employee Benefit Plans

The Company has a defined benefit retirement plan that covers substantially all employees of the Bruker AXS German subsidiary who were employed as of September 30, 1997. The plan provides pension benefits based upon final average salary and years of service.

The net periodic pension benefit cost includes the following components during the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Components of net periodic pension benefit cost
Service cost	$279	$180	$558	$345
Interest cost	127	100	254	192
Recognized actuarial loss	—	—	—	—
Amortization	(4)	(5)	(8)	(8)
Net periodic benefit cost	$402	$275	$804	$529

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

The following table sets forth the computation of basic and diluted average shares outstanding for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income, as reported	$4,965	$2,538	$8,846	$5,797
Weighted average shares outstanding:
Weighted average shares outstanding—basic	104,183	101,456	103,505	101,430
Effect of dilutive securities:
Stock options and restricted stock	2,615	413	2,681	349
Weighted average shares outstanding—diluted	106,798	101,869	106,186	101,779
Net income per share—basic	$0.05	$0.03	$0.09	$0.06
Net income per share—diluted	$0.05	$0.02	$0.08	$0.06

The total anti-diluted shares outstanding for the six months ended June 30, 2007 and 2006 were 530,000 and 1,893,000, respectively.

12. Interest and Other Income (Expense), Net

The components of interest and other income (expense), net, were as follows for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest income	$386	$924	$674	$1,645
Interest expense	(478)	(500)	(909)	(794)
Exchange losses on foreign currency transactions	(46)	(701)	(602)	(1,097)
Appreciation of the fair value of derivative financial instruments	347	2,315	580	3,775
Other	110	294	51	484
Interest and other income (expense), net	$319	$2,332	$(206)	$4,013

13.  Comprehensive Income

Comprehensive income refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in other comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax.  The following is a summary of comprehensive income for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$4,965	$2,538	$8,846	$5,797
Foreign currency translation adjustments	1,066	5,860	2,698	8,514
Total comprehensive income	$6,031	$8,398	$11,544	$14,311

14.  Commitments and Contingencies

Lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. The Company believes the outcome of these proceedings, if any, will not have a material impact on the Company’s financial position or results of operations.

15.  Letters of Credit and Guarantees

As of June 30, 2007 and December 31, 2006, the Company had bank guarantees of $11.1 million and $9.1 million, respectively,

for its customer advances. These bank guarantees affect the availability of the Company’s lines of credit.

16.  Business Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), establishes standards for reporting information about reportable segments in financial statements of public business enterprises. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company reports financial results on the basis of three reportable segments: Bruker AXS, Bruker Daltonics and Bruker Optics. Bruker AXS manufactures and distributes advanced X-ray instrumentation and spark-OES instrumentation used in non-destructive molecular and elemental analysis in academic, research and industrial applications.  Bruker Daltonics manufactures and distributes mass spectrometry instruments that can be integrated and used with other analytical instruments. Bruker Optics manufactures and distributes infrared and Raman molecular spectroscopy instruments and solutions that can be used in analytical and research applications. Bruker BioSciences Corporation, the parent company of Bruker AXS, Bruker Daltonics and Bruker Optics, is the corporate entity that principally incurs certain public company costs.

Selected reportable segment financial information for the three and six months ended June 30, 2007 and 2006 is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Bruker AXS	$53,300	$39,113	$105,243	$76,970
Bruker Daltonics	40,628	39,830	79,690	77,359
Bruker Optics	30,275	23,558	52,023	44,856
Eliminations (a)	(2,520)	(2,018)	(4,766)	(3,846)
Total	$121,683	$100,483	$232,190	$195,339

Operating income (loss):
Bruker AXS	$4,024	$1,599	$8,280	$2,660
Bruker Daltonics	(1,178)	1,660	1,282	4,465
Bruker Optics	5,278	1,657	7,505	4,443
Eliminations (a)	102	(390)	(18)	(359)
Corporate	(1,197)	(1,652)	(2,261)	(3,469)
Total	$7,029	$2,874	$14,788	$7,740

(a)             represents transactions between segments which are eliminated in consolidation.

17.  Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities, Including an amendment of FASB Statement No. 115 (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective as of the beginning of fiscal 2008. The Company has not yet assessed the effect, if any, that adoption of SFAS 159 will have on its results of operations and financial position.

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

•                     Results of operations. This section provides our analysis of the significant line items in our consolidated statement of operations for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006.

•                     Liquidity and capital resources. This section provides an analysis of our liquidity and cash flow and a discussion of our outstanding debt and commitments.

EXECUTIVE OVERVIEW

Bruker BioSciences and its wholly-owned subsidiaries design, manufacture, market and service proprietary life science and materials research systems based on mass spectrometry core technology platforms, X-ray technologies, optical emission spectroscopy (OES) technologies, and molecular spectroscopy technologies. We also manufacture and distribute a broad range of field analytical systems for chemical, biological, radiological and nuclear, or CBRN, detection. We report financial results on the basis of three reportable segments: Bruker AXS, Bruker Daltonics and Bruker Optics.

Bruker AXS primarily engages in the business of manufacturing and distributing advanced instrumentation and automated solutions based on X-ray and spark-OES technologies with the purpose of addressing the needs of our customers in the discovery of new drugs, drug targets and advanced materials, as well as industrial QA/QC applications. Typical customers of Bruker AXS’ products and solutions include biotechnology and pharmaceutical companies, semiconductor industries, chemical, cement, metals and petroleum companies, raw material manufacturers, and academic and government research institutions.  Bruker Daltonics is a leading manufacturer of innovative mass spectrometry-based instruments and accessories used by pharmaceutical, biotechnology, proteomics and molecular diagnostics companies, academic institutions, and government agencies in their research that can also be integrated and used along with other analytical instruments. Bruker Daltonics also manufactures and distributes a broad range of field analytical systems for CBRN detection. Bruker Optics is a leading developer, manufacturer and provider of research, analytical and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy technology. Typical customers of Bruker Optics’ products and solutions include pharmaceutical and biotechnology companies, cement and petroleum companies, food, beverage and agricultural industries, and academic and government research institutions.

We maintain major technical and manufacturing centers in Europe, North America and Japan, we have sales offices located throughout the world and our corporate headquarters is located in Billerica, Massachusetts. Our business strategy is to capitalize on our proven ability to innovate and generate rapid revenue growth, both organically and through acquisitions. Our revenue growth strategy, combined with improvements to our gross profit margins over time and increased leverage on our research and development, sales and marketing and distribution investments and general and administrative expenses, are expected to enhance our operating margins and improve our earnings in the future.

For the six months ended June 30, 2007, our revenues grew by 19% to $232.2 million, with acquisitions and foreign exchange rate changes each contributing approximately 5% of this growth. We continue to focus on improving our profitability and we have made progress with higher net income year-over-year.  We continue to invest in incremental sales and marketing initiatives, primarily headcount increases, which has resulted in our sales and marketing expenses as a percentage of product and service revenue increasing year-over-year.  We expect these investments to result in increased revenues in future periods.  While our general and administrative expenses remained constant as a percentage of revenue, our increased revenues enabled us to leverage our research and development expenses as a percentage of product and service revenue during the first six months of 2007 compared to the first six months of 2006.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts, inventories, goodwill, long-lived assets, warranty costs and income taxes. We base our estimates and judgments on historical experience, current market and economic conditions, our observance of industry trends and other assumptions that we believe are reasonable and form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

We believe the following critical accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment.

•                     Revenue recognition. We recognize revenue from system sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, title and risk of loss has been transferred to the customer and collectibility of the resulting receivable is reasonably assured. Title and risk of loss is generally transferred to the customer upon receipt of a signed customer acceptance form for a system that has been shipped, installed, and for which the customer has been trained. As a result, the timing of customer acceptance or readiness could cause our reported revenues to differ materially from expectations. When products are sold through an independent distributor, a strategic distribution partner or an unconsolidated affiliated distributor, which assumes responsibility for installation, we recognize the system sale when the product has been shipped and title and risk of loss have been transferred. Our distributors do not have price protection rights or rights to return; however, our products are generally warranted to be free from defect for a period of one year. Revenue is deferred until cash is received when a significant portion of the fee is due over one year after delivery, installation and acceptance of a system. For arrangements with multiple elements, we recognize revenue for each element based on the fair value of the element, provided all other criteria for revenue recognition have been met. The fair value for each element provided in multiple element arrangements is typically determined by referencing historical pricing policies when the element is sold separately. Changes in our ability to establish the fair value for each element in multiple element arrangements could affect the timing of revenue recognition. Revenue from accessories and parts is recognized upon shipment and service revenue is recognized as the services are performed. We record grant revenue from government contracts by deferring any up-front payments received and recording the revenue for research and development activities systematically over the life of the contract as the services are provided.

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

•                     Allowance for doubtful accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to pay amounts due. If the financial condition of our customers were to deteriorate, reducing their ability to make payments, additional allowances would be required and would result in a charge to operations.

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

Results of Operations

Three months ended June 30, 2007 compared to the three months ended June 30, 2006

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment for the three months ended June 30, 2007 and 2006 (dollars in thousands):

				Percentage
	2007	2006	$ Change	Change
Bruker AXS	$53,300	$39,113	$14,187	36.3%
Bruker Daltonics	40,628	39,830	798	2.0%
Bruker Optics	30,275	23,558	6,717	28.5%
Eliminations(a)	(2,520)	(2,018)	(502)

Total Revenue	$121,683	$100,483	$21,200	21.1%

(a)             represents revenue recorded on transactions between segments which is eliminated in consolidation.

Bruker AXS’ revenue increased by $14.2 million, or 36.3%, to $53.3 million for the three months ended June 30, 2007 compared to $39.1 million for the comparable period in 2006. Included in this change in revenue is approximately $1.3 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue increased by 33.0%. The increase in revenue is attributable to the businesses acquired in the second half of 2006, which represented approximately 14% of the revenue growth, and an increase in materials research system sales, other system revenue and aftermarket revenue. Other system revenue relates primarily to the distribution of products not manufactured by Bruker AXS. X-ray systems, other system and aftermarket revenue as a percentage of Bruker AXS’ product and service revenue were as follows during the three months ended June 30, 2007 and 2006 (dollars in thousands):

	2007		2006
		Percentage of		Percentage of
		Segment Product		Segment Product
	Revenue	and Service Revenue	Revenue	and Service Revenue
X-Ray Systems	$35,467	66.6%	$25,587	65.5%
Other System Revenue	4,869	9.1%	1,931	4.9%
Bruker AXS Aftermarket	12,964	24.3%	11,595	29.6%

Total Product and Service Revenue	$53,300	100%	$39,113	100%

Bruker Daltonics’ revenue increased by $0.8 million, or 2.0%, to $40.6 million for the three months ended June 30, 2007 compared to $39.8 million for the comparable period in 2006. Included in this change in revenue is approximately $1.7 million from the impact of foreign exchange. Excluding the effect of the foreign exchange benefit, revenue decreased by 2.4%. The decrease in revenue excluding the effect of foreign exchange is a result of reduced OEM sales for certain life science systems, decreased direct life science system sales and lower grant revenue, partially offset by increased sales of CBRN detection systems and aftermarket revenue year-over-year. Aftermarket revenues include accessory sales, consumables, training and services. Included in other revenue during the three months ended June 30, 2007 and 2006 are grant revenues from various projects for early-stage research and development projects funded by the German government. Life science systems, CBRN detection systems and aftermarket revenue as a percentage of Bruker Daltonics’ product and service revenue were as follows during the three months ended June 30, 2007 and 2006 (dollars in thousands):

	2007		2006
		Percentage of		Percentage of
		Segment Product		Segment Product
	Revenue	and Service Revenue	Revenue	and Service Revenue
Life Science Systems	$28,380	70.0%	$30,651	77.4%
CBRN Detection Systems	4,153	10.2%	2,045	5.2%
Bruker Daltonics Aftermarket	8,017	19.8%	6,901	17.4%
Product and Service Revenue	40,550	100%	39,597	100%
Grant Revenue	78		233
Total Revenue	$40,628		$39,830

Bruker Optics’ revenue increased by $6.7 million, or 28.5%, to $30.3 million for the three months ended June 30, 2007 compared to $23.6 million for the comparable period in 2006. Included in this change in revenue is approximately $1.0 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue increased by 24.1%.  The increase in revenue excluding the effect of foreign exchange is primarily due to higher sales of molecular spectroscopy systems year-over-year. Sales increased, in part, as a result of several customer delayed installations and delays in production due to vendor supplied products which occurred in the first quarter and resulted in revenue being recognized in the second quarter.  For the three months ended June 30, 2007, we recognized $2.6 million in revenue from our order with the Chinese State Food and Drug Administration, compared to $3.6 million in revenue from this order in the same period in 2006. Aftermarket revenues include accessory sales, consumables, training and services. Other system revenue relates primarily to the distribution of products not manufactured by Bruker Optics. Molecular spectroscopy systems, other system and aftermarket revenue as a percentage of Bruker Optics’ product and service revenue were as follows during the three months ended June 30, 2007 and 2006 (dollars in thousands):

	2007		2006
		Percentage of		Percentage of
		Segment Product		Segment Product
	Revenue	and Service Revenue	Revenue	and Service Revenue
Molecular Spectroscopy Systems	$23,905	79.0%	$18,312	77.7%
Other System Revenue	2,054	6.8%	1,400	6.0%
Bruker Optics Aftermarket	4,316	14.2%	3,846	16.3%

Total Product and Service Revenue	$30,275	100%	$23,558	100%

Cost of Revenue

The following table presents cost of product and service revenue and gross profit margins on product and service revenue by reportable segment for the three months ended June 30, 2007 and 2006 (dollars in thousands):

	2007		2006
	Cost of	Gross Profit	Cost of	Gross Profit
	Revenue	Margin	Revenue	Margin
Bruker AXS	$29,677	44.3%	$21,865	44.1%
Bruker Daltonics	25,824	36.3%	23,161	41.5%
Bruker Optics	15,611	48.4%	11,321	51.9%
Eliminations(a)	(2,460)		(2,087

Total Cost of Revenue	$68,652	43.5%	$54,260	45.9%

(a)             represents the cost of revenues between segments which is eliminated in consolidation.

Bruker AXS’ cost of product and service revenue for the three months ended June 30, 2007 was $29.7 million, resulting in a gross profit margin of 44.3%, compared to cost of product and service revenue of $21.9 million, or a gross profit margin of 44.1%, for the comparable period in 2006. The increase in gross profit margin is primarily attributable to better capacity utilization as a result of increased revenues year-over-year, the higher margin businesses acquired in the second half of 2006 and the realization of benefits from various ongoing gross profit margin improvement programs, partially offset by lower gross profit margins realized on other system revenues.

Bruker Daltonics’ cost of product and service revenue for the three months ended June 30, 2007 was $25.8 million, resulting in a gross profit margin of 36.3%, compared to cost of product and service revenue of $23.2 million, or a gross profit margin of 41.5%, for the comparable period in 2006. The decrease in gross profit margin is primarily attributable to a one-time $1.5 million charge associated with our Fourier Transform Mass Spectrometry (“FTMS”) product line in the second quarter of 2007 partially offset by increased CBRN detection system revenues year-over-year.

Bruker Optics’ cost of product and service revenue for the three months ended June 30, 2007 was $15.6 million, resulting in a gross profit margin of 48.4%, compared to cost of product and service revenue of $11.3 million, or a gross profit margin of 51.9%, for the comparable period in 2006. The decrease in gross profit margin is primarily attributable to a change in product mix year-over-year within the molecular spectroscopy systems, specifically lower sales of Fourier Transform Near Infrared (“FT-NIR”) systems in the second quarter of 2007 compared to the second quarter of 2006.

Sales and Marketing

The following table presents sales and marketing expense and sales and marketing expense as a percentage of product and service revenue by reportable segment for the three months ended June 30, 2007 and 2006 (dollars in thousands):

	2007		2006
		Percentage of		Percentage of
	Sales and	Segment Product	Sales and	Segment Product
	Marketing	and Service Revenue	Marketing	and Service Revenue
Bruker AXS	$10,727	20.1%	$8,289	21.2%
Bruker Daltonics	7,178	17.7%	7,137	18.0%
Bruker Optics	6,183	20.4%	5,474	23.2%

Total Sales and Marketing	$24,088	19.8%	$20,900	20.8%

Bruker AXS’ sales and marketing expense for the three months ended June 30, 2007 increased to $10.7 million, or 20.1% of product and service revenue, from $8.3 million, or 21.2% of product and service revenue for the comparable period in 2006. The increase in sales and marketing expense is primarily attributable to increased headcount related to the acquisitions completed during the second half of 2006 and higher commissions on increased revenues from our core business year-over-year.

Bruker Daltonics’ sales and marketing expense for the three months ended June 30, 2007 increased to $7.2 million, or 17.7% of product and service revenue, from $7.1 million, or 18.0% of product and service revenue for the comparable period in 2006. The increase in sales and marketing expense is attributable to incremental investments in various sales and marketing initiatives, primarily related to an increase in applications resources.

Bruker Optics’ sales and marketing expense for the three months ended June 30, 2007 increased to $6.2 million, or 20.4% of product and service revenue, from $5.5 million, or 23.2% of product and service revenue for the comparable period in 2006. The increase in sales and marketing expense is primarily attributable to higher commissions on increased revenues and new order bookings year-over-year.

General and Administrative

The following table presents general and administrative expense and general and administrative expense as a percentage of product and service revenue by reportable segment for the three months ended June 30, 2007 and 2006 (dollars in thousands):

	2007		2006
		Percentage of		Percentage of
	General and	Segment Product	General and	Segment Product
	Administrative	and Service Revenue	Administrative	and Service Revenue
Bruker AXS	$3,612	6.8%	$3,181	8.1%
Bruker Daltonics	2,153	5.3%	1,620	4.1%
Bruker Optics	1,429	4.7%	941	4.0%
Corporate	794		731

Total General and Administrative	$7,988	6.6%	$6,473	6.5%

Bruker AXS’ general and administrative expenses for the three months ended June 30, 2007 increased to $3.6 million, or 6.8% of product and service revenue, from $3.2 million, or 8.1% of product and service revenue for the comparable period in 2006. The increase in general and administrative expenses is primarily due to intangible asset amortization associated with the acquisitions completed during the second half of 2006 and external tax consulting fees incurred in the second quarter of 2007.

Bruker Daltonics’ general and administrative expense for the three months ended June 30, 2007 increased to $2.2 million, or 5.3% of product and service revenue, from $1.6 million, or 4.1% of product and service revenue for the comparable period of 2006. The increase in general and administrative expenses is primarily attributable to external tax consulting fees incurred in the second quarter of 2007 and a decrease in general and administrative expenses in the second quarter of 2006 which resulted from the collection in that quarter of accounts receivable balances which previously had been written-off.

Bruker Optics’ general and administrative expenses for the three months ended June 30, 2007 increased to $1.4 million, or 4.7% of product and service revenue, from $0.9 million, or 4.0% of product and service revenue for the comparable period of 2006. The increase in general and administrative expenses is primarily attributable to the allocated corporate general and administrative expenses associated with being part of a public company and external tax consulting fees incurred in the second quarter of 2007.

Corporate general and administrative expense for the three months ended June 30, 2007 and 2006 was essentially flat year-over-year. Corporate general and administrative expense represents expenses associated with being a public company not allocated to our reportable segments, including legal fees, audit and consulting fees, salaries and filing fees.

Research and Development

The following table presents research and development expense and research and development expense as a percentage of product and service revenue by reportable segment for the three months ended June 30, 2007 and 2006 (dollars in thousands):

	2007		2006
		Percentage of		Percentage of
	Research and	Segment Product	Research and	Segment Product
	Development	and Service Revenue	Development	and Service Revenue
Bruker AXS	$5,262	9.9%	$4,225	10.8%
Bruker Daltonics	6,769	16.7%	6,394	16.1%
Bruker Optics	1,895	6.3%	1,665	7.1%

Total Research and Development	$13,926	11.5%	$12,284	12.3%

Bruker AXS’ research and development expense for the three months ended June 30, 2007 increased to $5.3 million, or 9.9% of product and service revenue, from $4.2 million, or 10.8% of product and service revenue for the comparable period in 2006.  The increase in research and development expense is primarily attributable to an increase in headcount resulting from the acquisitions completed during the second half of 2006.

Bruker Daltonics’ research and development expense for the three months ended June 30, 2007 increased to $6.8 million, or 16.7% of product and service revenue, from $6.4 million, or 16.1% of product and service revenue for the comparable period in 2006. The increase in research and development expense is primarily attributable to changes in foreign currencies year-over-year, primarily the Euro, as a majority of research and development is performed in Germany.

Bruker Optics’ research and development expense for the three months ended June 30, 2007 increased to $1.9 million, or 6.3% of product and service revenue, from $1.7 million, or 7.1% of product and service revenue for the comparable period in 2006.  The increase in research and development expense is primarily attributable to changes in foreign currencies year-over-year, primarily the Euro, as a majority of research and development is performed in Germany.

Acquisition Related Charges

On April 18, 2006, we announced that we had entered into a definitive agreement to acquire all of the stock of molecular spectroscopy company Bruker Optics. The acquisition of Bruker Optics was approved by our shareholders on June 29, 2006 and was subsequently completed on July 1, 2006. This acquisition represented a business combination of companies under common control due to a majority ownership by individuals of both Bruker BioSciences and Bruker Optics and, as a result, transaction costs have been expensed as incurred rather than being included in the purchase price allocation. During the second quarter of 2006, we incurred acquisition related charges totaling $3.7 million, which consisted of investment banking, legal and accounting fees, compensation earned by the special committee of our Board of Directors and antitrust regulation filing fees.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, during the three months ended June 30, 2007 was $0.3 million, compared to $2.3 million during the three months ended June 30, 2006. During the three months ended June 30, 2007, the major components within interest and other income (expense), net, were net interest expense of $(0.1) million and the appreciation of the fair value of derivative financial instruments of $0.3 million. During the three months ended June 30, 2006, the major components within interest and other income (expense), net, were net interest income of $0.4 million, losses on foreign currency transactions of $(0.7) million and the appreciation of the fair value of derivative financial instruments of $2.3 million.

Provision for Income Taxes

The income tax provision for the three months ended June 30, 2007 was $2.3 million compared to an income tax provision of $2.6 million for the three months ended June 30, 2006, representing effective tax rates of 32% and 50%, respectively. The lower effective tax rate in the second quarter of 2007 compared to the second quarter of 2006 was due to the effect of U.S. operations being profitable in the second quarter of 2007 for which there was no tax provision required because of cumulative U.S. net operating losses that are subject to a full valuation allowance. Our effective tax rate is calculated using our projected annual pre-tax income or loss and is affected by research and development tax credits, the expected level of other tax benefits, and the impact of changes to the valuation allowance, as well as changes in the mix of our pre-tax income and losses among jurisdictions with varying statutory tax rates and credits.

Minority Interest in Consolidated Subsidiaries

Minority interest in consolidated subsidiaries for the three months ended June 30, 2007 was $60,000 compared to $45,000 in the comparable period of 2006. The minority interest in subsidiaries represents the minority shareholders’ proportionate share of net income of those subsidiaries for the three months ended June 30, 2007 and 2006. For the three months ended June 30, 2007 and 2006, the minority interest relates to our two majority-owned subsidiaries, Incoatec GmbH and Baltic Scientific Instruments Ltd.

Six months ended June 30, 2007 compared to the six months ended June 30, 2006

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment for the six months ended June 30, 2007 and 2006 (dollars in thousands):

				Percentage
	2007	2006	$ Change	Change
Bruker AXS	$105,243	$76,970	$28,273	36.7%
Bruker Daltonics	79,690	77,359	2,331	3.0%
Bruker Optics	52,023	44,856	7,167	16.0%
Eliminations(a)	(4,766)	(3,846)	(920)

Total Revenue	$232,190	$195,339	$36,851	18.9%

(a)             represents revenue recorded on transactions between segments which is eliminated in consolidation.

Bruker AXS’ revenue increased by $28.3 million, or 36.7%, to $105.2 million for the six months ended June 30, 2007 compared to $77.0 million for the comparable period in 2006. Included in this change in revenue is approximately $3.8 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue increased by 31.8%. The increase in revenue is attributable to the businesses acquired in the second half of 2006, which represented approximately 12% of the revenue growth, and an increase in materials research system sales, other system revenue and aftermarket revenue. Other system revenue relates primarily to the distribution of products not manufactured by Bruker AXS. X-ray systems, other system and aftermarket revenue as a percentage of Bruker AXS’ product and service revenue were as follows during the six months ended June 30, 2007 and 2006 (dollars in thousands):

	2007		2006
		Percentage of		Percentage of
		Segment Product		Segment Product
	Revenue	and Service Revenue	Revenue	and Service Revenue
X-Ray Systems	$70,453	66.9%	$51,276	66.6%
Other System Revenue	9,425	9.0%	2,687	3.5%
Bruker AXS Aftermarket	25,365	24.1%	23,007	29.9%

Total Product and Service Revenue	$105,243	100%	$76,970	100%

Bruker Daltonics’ revenue increased by $2.3 million, or 3.0%, to $79.7 million for the six months ended June 30, 2007 compared to $77.4 million for the comparable period in 2006. Included in this change in revenue is approximately $3.8 million from the impact of foreign exchange. Excluding the effect of the foreign exchange benefit, revenue decreased by 1.9%. The decrease in revenue excluding the effect of foreign exchange is a result of reduced OEM sales for certain life science systems and substantially reduced grant revenue, partially offset by increased direct sales of life science systems and CBRN detection systems year-over-year.  Aftermarket revenues include accessory sales, consumables, training and services. Included in other revenue during the six months ended June 30, 2007 and 2006 are grant revenues from various projects for early-stage research and development projects funded by the German and United States governments. Life science systems, CBRN detection systems and aftermarket revenue as a percentage of Bruker Daltonics’ product and service revenue were as follows during the six months ended June 30, 2007 and 2006 (dollars in thousands):

	2007		2006
		Percentage of		Percentage of
		Segment Product		Segment Product
	Revenue	and Service Revenue	Revenue	and Service Revenue
Life Science Systems	$55,273	69.6%	$59,601	77.9%
CBRN Detection Systems	7,658	9.6%	3,416	4.5%
Bruker Daltonics Aftermarket	16,529	20.8%	13,465	17.6%
Product and Service Revenue	79,460	100%	76,482	100%
Grant Revenue	230		877
Total Revenue	$79,690		$77,359

Bruker Optics’ revenue increased by $7.2 million, or 16.0%, to $52.0 million for the six months ended June 30, 2007 compared to $44.9 million for the comparable period in 2006. Included in this change in revenue is approximately $2.1 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue increased by 11.4%.  The increase in revenue excluding the effect of foreign exchange is due to higher sales of molecular spectroscopy systems year-over-year and higher aftermarket revenue.  For the six months ended June 30, 2007, we recognized $4.1 million in revenue from our order with the Chinese State Food and Drug Administration compared to $3.7 million in revenues from this order in the same period in 2006.   Aftermarket revenues include accessory sales, consumables, training and services. Other system revenue relates primarily to the distribution of products not manufactured by Bruker Optics. Molecular spectroscopy systems, other system and aftermarket revenue as a percentage of Bruker Optics’ product and service revenue were as follows during the six months ended June 30, 2007 and 2006 (dollars in thousands):

	2007		2006
		Percentage of		Percentage of
		Segment Product		Segment Product
	Revenue	and Service Revenue	Revenue	and Service Revenue
Molecular Spectroscopy Systems	$39,339	75.6%	$33,701	75.1%
Other System Revenue	3,724	7.2%	3,943	8.8%
Bruker Optics Aftermarket	8,960	17.2%	7,212	16.1%

Total Product and Service Revenue	$52,023	100%	$44,856	100%

Cost of Revenue

The following table presents cost of product and service revenue and gross profit margins on product and service revenue by reportable segment for the six months ended June 30, 2007 and 2006 (dollars in thousands):

	2007		2006
	Cost of	Gross Profit	Cost of	Gross Profit
	Revenue	Margin	Revenue	Margin
Bruker AXS	$58,525	44.4%	$43,156	43.9%
Bruker Daltonics	46,742	41.2%	44,354	42.0%
Bruker Optics	25,791	50.3%	22,081	50.8%
Eliminations(a)	(4,527)		(4,231)

Total Cost of Revenue	$126,531	45.5%	$105,360	45.8%

(a)             represents the cost of revenues between segments which is eliminated in consolidation.

Bruker AXS’ cost of product and service revenue for the six months ended June 30, 2007 was $58.5 million, resulting in a gross profit margin of 44.4%, compared to cost of product and service revenue of $43.2 million, or a gross profit margin of 43.9%, for the comparable period in 2006. The increase in gross profit margin is primarily attributable to better capacity utilization as a result of increased revenues year-over-year, the higher margin businesses acquired in the second half of 2006 and the realization of benefits from various ongoing gross profit margin improvement programs, partially offset by lower gross profit margins realized on other system revenues.

Bruker Daltonics’ cost of product and service revenue for the six months ended June 30, 2007 was $46.7 million, resulting in a gross profit margin of 41.2%, compared to cost of product and service revenue of $44.4 million, or a gross profit margin of 42.0%, for the comparable period in 2006.  The decrease in gross profit margin is primarily attributable to a one-time $1.5 million charge associated with our FTMS product line in the second quarter of 2007 and a change in mix in sales of life science systems, partially offset by increased CBRN detection system revenues year-over-year.

Bruker Optics’ cost of product and service revenue for the six months ended June 30, 2007 was $25.8 million, resulting in a gross profit margin of 50.3%, compared to cost of product and service revenue of $22.1 million, or a gross profit margin of 50.8%, for the comparable period in 2006.  The decrease in gross profit margin is primarily attributable to a change in product mix year-over-year within the molecular spectroscopy systems, specifically lower sales of FT-NIR systems in the first half of 2007 compared to the first half of 2006.

Sales and Marketing

The following table presents sales and marketing expense and sales and marketing expense as a percentage of product and service revenue by reportable segment for the six months ended June 30, 2007 and 2006 (dollars in thousands):

	2007		2006
		Percentage of		Percentage of
	Sales and	Segment Product	Sales and	Segment Product
	Marketing	and Service Revenue	Marketing	and Service Revenue
Bruker AXS	$21,228	20.2%	$16,491	21.4%
Bruker Daltonics	14,473	18.2%	12,907	16.9%
Bruker Optics	12,151	23.4%	10,334	23.0%

Total Sales and Marketing	$47,852	20.6%	$39,732	20.4%

Bruker AXS’ sales and marketing expense for the six months ended June 30, 2007 increased to $21.2 million, or 20.2% of product and service revenue, from $16.5 million, or 21.4% of product and service revenue for the comparable period in 2006. The increase in sales and marketing expense is primarily attributable to increased headcount related to the acquisitions completed during the second half of 2006.

Bruker Daltonics’ sales and marketing expense for the six months ended June 30, 2007 increased to $14.5 million, or 18.2% of product and service revenue, from $12.9 million, or 16.9% of product and service revenue for the comparable period in 2006. The increase in sales and marketing expense is attributable to incremental investments in various sales and marketing initiatives, primarily related to an increase in product specialists, direct sales, inside sales and applications resources.

Bruker Optics’ sales and marketing expense for the six months ended June 30, 2007 increased to $12.2 million, or 23.4% of product and service revenue, from $10.3 million, or 23.0% of product and service revenue for the comparable period in 2006. The increase in sales and marketing expense is primarily attributable to higher commissions on increased revenues and new order bookings year-over-year.

General and Administrative

The following table presents general and administrative expense and general and administrative expense as a percentage of product and service revenue by reportable segment for the six months ended June 30, 2007 and 2006 (dollars in thousands):

	2007		2006
		Percentage of		Percentage of
	General and	Segment Product	General and	Segment Product
	Administrative	and Service Revenue	Administrative	and Service Revenue
Bruker AXS	$6,844	6.5%	$6,205	8.1%
Bruker Daltonics	4,330	5.4%	3,540	4.6%
Bruker Optics	2,842	5.5%	1,932	4.3%
Corporate	1,464		1,403

Total General and Administrative	$15,480	6.7%	$13,080	6.7%

Bruker AXS’ general and administrative expenses for the six months ended June 30, 2007 increased to $6.8 million, or 6.5% of product and service revenue, from $6.2 million, or 8.1% of product and service revenue for the comparable period in 2006. The increase in general and administrative expenses is primarily due to intangible asset amortization associated with the acquisitions completed during the second half of 2006 and to external tax consulting fees incurred in the second quarter of 2007.

Bruker Daltonics’ general and administrative expense for the six months ended June 30, 2007 increased to $4.3 million, or 5.4% of product and service revenue, from $3.5 million, or 4.6% of product and service revenue for the comparable period of 2006.  The increase in general and administrative expenses is primarily attributable to external tax consulting fees incurred in the second quarter of 2007 and a decrease in general and administrative expenses in the second quarter of 2006 which resulted from the collection in that quarter of accounts receivable balances which previously had been written-off.

Bruker Optics’ general and administrative expenses for the six months ended June 30, 2007 increased to $2.8 million, or 5.5% of product and service revenue, from $1.9 million, or 4.3% of product and service revenue for the comparable period of 2006.   The increase in general and administrative expenses is primarily attributable to the allocated corporate general and administrative expenses associated with being part of a public company and external tax consulting fees incurred in the second quarter of 2007.

Corporate general and administrative expense for the six months ended June 30, 2007 remained essentially flat year-over-year. Corporate general and administrative expense represents expenses associated with being a public company not allocated to our reportable segments, including legal fees, audit and consulting fees, salaries and filing fees.

Research and Development

The following table presents research and development expense and research and development expense as a percentage of product and service revenue by reportable segment for the six months ended June 30, 2007 and 2006 (dollars in thousands):

	2007		2006
		Percentage of		Percentage of
	Research and	Segment Product	Research and	Segment Product
	Development	and Service Revenue	Development	and Service Revenue
Bruker AXS	$10,470	9.9%	$8,627	11.2%
Bruker Daltonics	13,096	16.5%	12,366	16.2%
Bruker Optics	3,973	7.6%	3,566	7.9%

Total Research and Development	$27,539	11.9%	$24,559	12.6%

Bruker AXS’ research and development expense for the six months ended June 30, 2007 increased to $10.5 million, or 9.9% of product and service revenue, from $8.6 million, or 11.2% of product and service revenue for the comparable period in 2006.  The increase in research and development expense is primarily attributable to an increase in headcount and materials resulting from the acquisitions completed during the second half of 2006.

Bruker Daltonics’ research and development expense for the six months ended June 30, 2007 increased to $13.1 million, or 16.5% of product and service revenue, from $12.4 million, or 16.2% of product and service revenue for the comparable period in 2006. The increase in research and development expense is primarily attributable to changes in foreign currencies year-over-year, primarily the Euro, as a majority of research and development is performed in Germany.

Bruker Optics’ research and development expense for the six months ended June 30, 2007 increased to $4.0 million, or 7.6% of product and service revenue, from $3.6 million, or 7.9% of product and service revenue for the comparable period in 2006. The increase in research and development expense is primarily attributable to changes in foreign currencies year-over-year, primarily the Euro, as a majority of research and development is performed in Germany.

Acquisition Related Charges

On April 18, 2006, we announced that we had entered into a definitive agreement to acquire all of the stock of molecular spectroscopy company Bruker Optics. The acquisition of Bruker Optics was approved by our shareholders on June 29, 2006 and was subsequently completed on July 1, 2006. This acquisition represented a business combination of companies under common control due to a majority ownership by individuals of both Bruker BioSciences and Bruker Optics and, as a result, transaction costs have been expensed as incurred rather than being included in a purchase price allocation. During the six months ended June 30, 2006, we incurred acquisition related charges totaling $4.9 million, which consisted of investment banking, legal and accounting fees, compensation earned by the special committee of our Board of Directors and antitrust regulation filing fees.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, during the six months ended June 30, 2007 was $(0.2) million, compared to $4.0 million during the six months ended June 30, 2006. During the six months ended June 30, 2007, the major components within interest and other income (expense), net, were net interest expense of $(0.2) million, losses on foreign currency transactions of $(0.6) million and the appreciation of the fair value of derivative financial instruments of $0.6 million. During the six months ended June 30, 2006, the major components within interest and other income (expense), net, were net interest income of $0.9 million, losses on foreign currency transactions of $(1.1) million and the appreciation of the fair value of derivative financial instruments of $3.8 million.

Provision for Income Taxes

The income tax provision for the six months ended June 30, 2007 was $5.6 million compared to an income tax provision of $5.9 million for the six months ended June 30, 2006, representing effective tax rates of 38% and 50%, respectively. The lower effective tax rate in the first six months of 2007 compared to the first six months of 2006 was due to the effect of U.S. operations being profitable in the second quarter of 2007 for which there was no tax provision required because of cumulative U.S. net operating losses that are subject to a full valuation allowance. Our effective tax rate is calculated using our projected annual pre-tax income or loss and is affected by research and development tax credits, the expected level of other tax benefits, and the impact of changes to the valuation allowance, as well as changes in the mix of our pre-tax income and losses among jurisdictions with varying statutory tax rates and credits.

Minority Interest in Consolidated Subsidiaries

Minority interest in consolidated subsidiaries for the six months ended June 30, 2007 was $146,000 compared to $93,000 in the comparable period of 2006. The minority interest in subsidiaries represents the minority shareholders’ proportionate share of net income of those subsidiaries for the six months ended June 30, 2007 and 2006. For the six months ended June 30, 2007 and 2006, the minority interest relates to our two majority-owned subsidiaries, Incoatec GmbH and Baltic Scientific Instruments Ltd.

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

During the six months ended June 30, 2007, net cash used by operating activities was $6.4 million, compared to net cash provided by operating activities of $4.4 million during the six months ended June 30, 2006. The change in cash generated/used by operating activities was primarily attributable to an increase in inventory balances and a decrease in customer deposits, partially offset by improved operating results in the first half of 2007 compared to 2006, a decrease in trade accounts receivable and an increase in accounts payable.

During the six months ended June 30, 2007, investing activities used $11.0 million in cash compared to net cash provided by investing activities of $39.9 million during the six months ended June 30, 2006. Cash used by investing activities during the six months ended June 30, 2007 was attributable primarily to $8.2 million in capital expenditures and $2.5 million used for acquisitions, net of cash acquired. Cash provided by investing activities during the six months ended June 30, 2006 was attributable primarily to approximately $46.5 million from the redemption of short-term investments.

In connection with our November 2005 acquisition of Roentec AG, additional consideration, in the amount of approximately $2.0 million, may be paid to Roentec’s former management, employee and consultant shareholders based on the 2006 and 2007 revenue performance of Roentec. If these payments are required, they will be comprised of either, at our option, 50% our restricted common stock and 50% cash, or 100% cash. For 2006, approximately $1.3 million in cash was paid in March 2007 to Roentec’s former shareholders.

On January 17, 2006, we acquired Socabim SAS, a privately-held company focused on advanced X-ray analysis software for materials research based in Paris, France. The initial aggregate purchase price of approximately $8.8 million was paid through the issuance of 267,302 restricted shares of our common stock to Socabim’s two largest shareholders, which had an aggregate value of approximately $1.3 million as of the date of issuance, and an aggregate of $7.5 million was paid to all of the Socabim selling shareholders from cash on hand. Additional cash consideration, in the amount of approximately $1.5 million in total, may be paid through 2009 based on the future performance of Socabim. For 2006, approximately $356,000 in cash was paid in 2007 to Socabim’s former shareholders.

On September 6, 2006, we acquired all of the capital stock of Quantron, a spark-OES company based in Kleve, Germany.  In accordance with the stock purchase agreement, at the closing, we paid an aggregate of approximately $6.3 million of consideration to the Sellers, of which approximately $5.0 million was paid in cash and approximately $1.3 million was paid through the issuance of an aggregate of 202,223 restricted unregistered shares of our common stock, par value $0.01 per share, to Quantron’s two largest shareholders. Pursuant to the earn-out provisions of the stock purchase agreement, up to an aggregate of $4.7 million of additional cash consideration may be paid through 2009 based on the future performance of Quantron.

On January 1, 2007, we acquired all of the assets of Keca Metal Products, Ltd. (“Keca”), a Texas partnership located in Spring, Texas.  The aggregate purchase price for Keca was $0.6 million and was funded with cash on hand.

On June 30, 2007, we acquired all of the capital stock of Analys-Konsult AB (“AKAB”), a distributor and service provider of scientific instrumentation based in Sweden.  The aggregate purchase price of AKAB was approximately $0.8 million, of which approximately $0.5 million was paid in cash and approximately $0.3 million was paid through the issuance of an aggregate of 29,740 restricted unregistered shares of our common stock, par value $0.01 per share, to AKAB’s shareholders.

During the six months ended June 30, 2007, financing activities provided $6.4 million of cash compared to no cash provided or used by financing activities during the six months ended June 30, 2006. The change in cash provided by financing activities in the first six months of 2007 was due to approximately $16.9 million in net proceeds from the public offering of common stock offset by $10.6 million in net repayments of short-term borrowings.

At June 30, 2007, we had a demand line of credit with Citizens Bank in the United States with a maximum available amount of $40.0 million. The line of credit is secured by a pledge to the bank of 100% of the capital stock of each of the Company’s wholly-owned domestic subsidiaries, each of which also pledged a portion of the stock of certain of their foreign subsidiaries. As of June 30, 2007, $40.0 million under our U.S. line of credit was available. We also maintain revolving lines of credit totaling approximately $31.1 million with various German, Japanese and Swedish banks. The German, Japanese and Swedish lines of credits are unsecured and as of June 30, 2007 approximately $8.6 million, in the aggregate, was outstanding on these lines of credit.

In addition to our lines of credit, we have both short-term and long-term notes payable with outstanding balances aggregating $24.4 million as of June 30, 2007. The interest rates on these obligations range from 1.8% to 8.01%. We entered into an interest rate swap to hedge the variability of cash flows related to changes in interest rates on borrowings of variable debt obligations and pay a 4.6% fixed rate of interest and receive a variable rate of interest based on the Securities Industry and Financial Markets Association SWAP Index. The interest rate swap has a notional value of $1.7 million which decreases in conjunction with the State of Wisconsin industrial revenue bonds (IRB) payment schedule until the interest rate swap and IRB agreements terminate in December 2013.

The following table summarizes maturities for our significant financial obligations as of June 30, 2007 (in thousands):

		Less than	1–3	4–5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Short-term borrowings	$15,395	$15,395	$—	$—	$—
Long-term borrowings	17,564	—	14,462	2,181	921
Pension	12,145	144	652	1,209	10,140

Total contractual obligations	$45,104	$15,539	$15,114	$3,390	$11,061

In connection with some of our outstanding debt, we are required to maintain certain financial ratios and meet other financial criteria. Additionally, we are subject to a variety of restrictive covenants that require bank consent if not met. As of June 30, 2007, the latest measurement date, we were in compliance with all financial covenants.

As of June 30, 2007, we had approximately $10.9 million of net operating loss carryforwards available to reduce future U.S. taxable income. These losses have various expiration dates through 2026. We also had foreign tax credits of approximately $9.9 million that expire in 2016 and research and development tax credits of approximately $3.1 million available to offset future U.S. tax liabilities that expire at various dates through 2025.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities, Including an amendment of FASB Statement No. 115 (“SFAS 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective as of the beginning of fiscal 2008. The Company has not yet assessed the effect, if any, that adoption of SFAS 159 will have on its results of operations and financial position.

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

We have entered into forward currency exchange contracts having maturities of less than twelve months with notional amounts aggregating $3.1 million. These contracts involve the purchase of Japanese Yen, Taiwan Dollars, Singapore Dollars, U.S. Dollars and EURO currency at fixed U.S. dollar and EURO amounts. The notional amounts of the contracts are intended to hedge receivables in U.S. dollars and EURO. These transactions do not qualify for hedge accounting under SFAS No. 133. Accordingly, the instruments are marked-to-market with the corresponding gains and losses recorded in other income (expense) in the current period.

At the end of each reporting period, we obtain third-party verification as to the fair value of these instruments.  As of June 30, 2007 and 2006, the currency exchange contracts had an unfavorable fair value of $(0.0) million and a favorable fair value of $0.8 million, respectively. The instruments’ fair market values are recorded net of each other on the balance sheet.  In connection with these instruments, we recorded a net gain of $0.0 million and $2.3 million during the three months ended June 30, 2007 and 2006, respectively and a net gain of $0.2 million and $3.8 million during the six months ended June 30, 2007 and 2006, respectively.

Realized foreign exchange losses were approximately $(0.0) million and $(0.7) million for the three months ended June 30, 2007 and 2006, respectively and approximately $(0.6) million and $(1.1) million for the six months ended June 30, 2007 and 2006, respectively. As we continue to expand internationally, we evaluate currency risks and may enter into foreign exchange contracts on a more consistent basis or from time to time as circumstances require to mitigate foreign currency exposure.

We have entered into foreign-denominated debt obligations. The currency effects of the debt obligations are reflected in interest and other income (expense), net, on the consolidated statement of operations. We also have foreign-denominated intercompany borrowing arrangements with our Bruker Daltonik GmbH subsidiary in Germany that affected accumulated other comprehensive income (loss). A 10% increase or decrease of the respective foreign exchange rate with our Bruker Daltonik GmbH subsidiary in Germany would result in a change in accumulated other comprehensive income (loss) of approximately $3.0 million or $(2.4) million, respectively.

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

In the United States, we have entered into an interest rate swap arrangement to limit the interest rate exposure on our $2.0 million industrial revenue bond to a fixed rate of 4.6%. We pay a 4.6% fixed rate of interest and receive a variable rate of interest based on the Securities Industry and Financial Markets Association SWAP Index on a $1.7 million notional amount. Net interest payments or receipts are recorded as adjustments to interest expense. In addition, the instrument is recorded at fair market value on our balance sheet, and changes in the fair market value are recorded in current earnings since the arrangement is not considered an effective hedge. As of June 30, 2007, the fair value of the instrument was approximately $(0.1) million, net of tax, and is recorded as a liability on the balance sheet.

In 2002, we entered into two derivative financial instruments: a cross currency interest rate swap and an interest rate swap. The cross currency interest rate swap is for 5.0 million Euro and we receive semiannual interest payments in Euro based on a variable interest rate equal to the six-month EURIBOR rate in exchange for semiannual payments in Swiss francs at a fixed rate of 4.97%. The interest rate swap of 3.0 million Euro reduced the 6-month EURIBOR rate by 1.80% per annum until January 4, 2007. We entered into the financial instruments to manage our exposure to interest rates and foreign exchange risk. Until the instruments become an effective hedge, the instruments are considered speculative and are marked-to-market through interest and other income (expense), net, on the consolidated statement of operations. As of June 30, 2007 and 2006, the cross currency interest rate swap had a favorable fair value of $0.6 million and an unfavorable value of $(0.0) million, respectively. As of June 30, 2006, the interest rate swap had a fair value of approximately $(0.1) million.

A 10% increase or decrease in the average cost of our variable rate debt would not result in a material change in pre-tax interest expense.

Inflation

We do not believe inflation had a material impact on our business or operating results during any of the periods presented.

ITEM 4:  Controls and Procedures

Our Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2007. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls were effective at June 30, 2007.

We maintain internal controls and procedures designed to ensure that we are able to collect the information subject to required disclosure in reports we file with the United States Securities and Exchange Commission, and to process, summarize and disclose this information within the time specified by the rules set forth by the Securities and Exchange Commission.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

ITEM 2:  Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the second quarter of 2007.

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that May
	Total Number		Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced	Under the Programs
Period	Purchased (1)	Paid per Share	Programs	(in millions)
April 1, 2007 to April 30, 2007
May 1, 2007 to May 31, 2007	255,000	$8.67
June 1, 2007 to June 30, 2007

Total	255,000	$8.67	—	—

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

ITEM 3:  Defaults Upon Senior Securities

None.

ITEM 4:  Submission of Matters to a Vote of Security Holders

(a)  The Annual Meeting of Stockholders of the Company was held on May 16, 2007.

(b)  Proxies representing 98,486,413 shares were received (total shares outstanding as of the Record Date were 105,310,178).  The results of the voting at the Annual Meeting are set forth below:

(i)  To elect the following four Class I directors, each to hold a three-year term:

(i)	Dr. Wolf-Dieter Emmerich

	Votes for	98,043,437
	Votes withheld	442,976

(ii)	Ms. Brenda J. Furlong

	Votes for	97,915,280
	Votes withheld	571,133

(iii)	Dr. Frank H. Laukien

	Votes for	81,754,282
	Votes withheld	16,732,131

(iv)	Mr. Richard A. Packer

	Votes for	97,900,395
	Votes withheld	586,018

(ii)  To ratify the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal year 2007:

Votes for	98,258,558
Votes against	206,148
Votes abstaining	21,706

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

BRUKER BIOSCIENCES CORPORATION

Date: August 8, 2007	By:	/s/ Frank H. Laukien, Ph.D.
Frank H. Laukien, Ph.D.
President, Chairman, Chief Executive Officer, and Director
(Principal Executive Officer)

Date: August 8, 2007	By:	/s/ William J. Knight
William J. Knight
Chief Financial Officer
(Principal Financial and Accounting Officer)