Form 10-Q
period 2007-09-30
BRUKER BIOSCIENCES CORP
filed 2007-11-06
CIK 1109354

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

As of November 5, 2007, there were 105,490,604 shares of the Registrant’s common stock outstanding.

Bruker BioSciences Corporation

Form 10-Q

For the Quarter Ended September 30, 2007

PART I   FINANCIAL INFORMATION

ITEM 1:  Financial Statements

Bruker BioSciences Corporation

Unaudited Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$38,904	$52,147
Accounts receivable, net	85,840	79,604
Due from affiliated companies	6,366	9,028
Inventories	184,248	134,504
Other current assets	28,082	19,461
Total current assets	343,440	294,744
Property, plant and equipment, net	101,015	90,349
Goodwill, intangible and other assets	53,909	48,094
Total assets	$498,364	$433,187

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$21,014	$21,857
Accounts payable	31,102	23,102
Due to affiliated companies	7,526	5,901
Customer advances	44,345	49,461
Deferred revenue	21,790	16,661
Other current liabilities	84,672	78,146
Total current liabilities	210,449	195,128

Long-term debt	18,078	22,863
Other long-term liabilities	31,321	23,730
Commitments and contingencies (Note 14)
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued or outstanding at September 30, 2007 or December 31, 2006	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 105,485,207 shares issued and 105,474,931 shares outstanding at September 30, 2007 and 102,561,129 shares issued and outstanding at December 31, 2006	1,047	1,020
Treasury stock, at cost, 10,276 shares and 0 shares at September 30, 2007 and December 31, 2006, respectively	(92)	—
Other stockholders’ equity	237,561	190,446
Total shareholders’ equity	238,516	191,466
Total liabilities and shareholders’ equity	$498,364	$433,187

See the accompanying notes to financial statements.

Bruker BioSciences Corporation

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Product revenue	$115,235	$91,928	$317,243	$264,104
Service revenue	16,217	12,684	46,169	34,970
Other revenue	191	258	421	1,135
Total revenue	131,643	104,870	363,833	300,209

Cost of product revenue	59,924	50,659	166,525	143,414
Cost of service revenue	9,886	8,028	29,816	20,633
Total cost of revenue	69,810	58,687	196,341	164,047
Gross profit	61,833	46,183	167,492	136,162

Operating expenses:
Sales and marketing	27,057	19,063	74,909	58,795
General and administrative	8,556	7,239	24,036	20,319
Research and development	14,763	11,936	42,302	36,495
Acquisition related charges	—	961	—	5,829
Total operating expenses	50,376	39,199	141,247	121,438
Operating income	11,457	6,984	26,245	14,724

Interest and other income (expense), net	(619)	(491)	(825)	3,522

Income before income tax provision and minority interest in consolidated subsidiaries	10,838	6,493	25,420	18,246

Income tax provision	2,065	3,535	7,655	9,398

Income before minority interest in consolidated subsidiaries	8,773	2,958	17,765	8,848
Minority interest in consolidated subsidiaries	109	(18)	255	75
Net income	$8,664	$2,976	$17,510	$8,773

Net income per common share - basic	$0.08	$0.03	$0.17	$0.09
Net income per common share - diluted	$0.08	$0.03	$0.16	$0.09
Weighted average common shares outstanding:
Basic	104,377	102,038	103,806	101,635
Diluted	106,679	102,704	106,484	102,090

See the accompanying notes to financial statements.

Bruker BioSciences Corporation

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Operating activities:
Net cash (used in) provided by operating activities	$(10,153)	$17,835

Investing activities:
Purchases of property and equipment	(13,352)	(5,037)
Redemption of short-term investments	—	46,460
Acquisitions, net of cash acquired	(2,855)	(27,642)
Changes in restricted cash	(283)	(76)
Net cash (used in) provided by investing activities	(16,490)	13,705

Financing activities:
(Repayments of) proceeds from short-term borrowings, net	(6,416)	19,521
(Repayments of) proceeds from long-term debt, net	(1,470)	899
Proceeds from issuance of common stock	18,864	418
Repurchase of common stock	(92)	—
Cash payments to shareholders	—	(74,021)
Net cash provided by (used in) financing activities	10,886	(53,183)
Effect of exchange rate changes on cash	2,514	3,162
Net change in cash and cash equivalents	(13,243)	(18,481)
Cash and cash equivalents at beginning of period	52,147	62,632
Cash and cash equivalents at end of period	$38,904	$44,151

Non-Cash Financing Activities
Issuance of common stock related to acquisitions	$269	$58,463

See the accompanying notes to financial statements.

Bruker BioSciences Corporation

Notes to Unaudited Condensed Consolidated Financial Statements

1.  Description of Business and Basis of Presentation

Bruker BioSciences Corporation and its wholly-owned subsidiaries (the “Company”, “we,” “us,” or “our”) design, manufacture, service and market proprietary life science and materials research systems based on mass spectrometry core technology platforms, X-ray technologies, optical emission spectroscopy (OES) technology, and infrared and Raman molecular spectroscopy technology. The Company also sells a broad range of field analytical systems for chemical, biological, radiological and nuclear (CBRN) detection. The Company maintains major technical and manufacturing centers in Europe, North America and Japan and sales offices throughout the world. The Company’s diverse customer base includes pharmaceutical, biotechnology and proteomics companies, academic institutions, advanced materials and semiconductor industries and government agencies.

The financial statements represent the consolidated accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X. Accordingly, the financial information presented herein does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of the results to be expected for the full year.

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

4.  Provision for Income Taxes

The income tax provision for the three months ended September 30, 2007 was $2.1 million compared to an income tax provision of $3.5 million for the three months ended September 30, 2006, representing effective tax rates of 19.1% and 54.4%, respectively. The income tax provision for the nine months ended September 30, 2007 was $7.7 million compared to an income tax provision of $9.4 million for the nine months ended September 30, 2006, representing effective tax rates of 30.1% and 51.5%, respectively. Our effective tax rate reflects our tax provision for non-U.S. entities only, since no benefit was recognized for cumulative losses incurred in the U.S. We will maintain a full valuation allowance for our U.S. net operating losses until evidence exists that it is more likely than not that the loss carryforward amounts will be utilized to offset U.S. taxable income. Our tax rate may change over time as the amount or mix of income and taxes outside the U.S. changes. Our effective tax rate is calculated using our projected annual pre-tax income or loss and is affected by research and development tax credits, the expected level of other tax benefits, and the impact of changes to the valuation allowance, as well as changes in the mix of our pre-tax income and losses among jurisdictions with varying statutory tax rates and credits.

On August 14, 2007, the German Business Tax Reform 2008 was signed by the Federal President and the legislative process was finalized on August 17, 2007 with the official publication of the law.  This new legislation changes the German Federal Corporate Tax Rate from 25% to 15%.  In addition, German Trade Tax is no longer deductible from the Corporate Income Tax. The Company has analyzed the impact of these changes on its deferred tax assets and liabilities as of the date of enactment. The temporary differences that will reverse after December 31, 2007 have been adjusted to reflect the new tax rate which will become effective on January 1, 2008. As a result, the Company has recorded a net reduction to income tax expense of $2.4 million in the quarter ending September 30, 2007.

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109 (“FIN 48”). Among other things, FIN 48 provides guidance to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold which income tax positions must achieve before being recognized in the financial statements. In addition, FIN 48 requires expanded annual disclosures, including a rollforward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. The Company adopted FIN 48 on January 1, 2007, and recorded a reduction to retained earnings of $751,000 effective January 1, 2007. The Company has unrecognized tax benefits of approximately $2.0 million as of January 1, 2007, of which $2.0 million, if recognized, would result in a reduction of the Company’s effective tax rate.  As of September 30, 2007, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes. As of September 30, 2007, approximately $518,000 of accrued interest related to uncertain tax positions was included in other current liabilities on our consolidated balance sheet, of which $51,000 and $153,000 was recorded during the three and nine months ended September 30, 2007, respectively.

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

As of September 30, 2007, the Company’s primary types of share-based compensation related to issuances of stock options and restricted stock. The Company recorded stock-based compensation expense for the three and nine months ended September 30, 2007 and 2006 as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Stock options	$557	$277	$1,031	$813
Restricted stock	143	155	466	229
Total stock-based compensation, pre-tax	700	432	1,497	1,042
Tax benefit	(196)	(121)	(419)	(266)
Total stock-based compensation, net of tax	$504	$311	$1,078	$776

Restricted shares of the Company’s common stock are periodically awarded to executive officers, directors and certain key employees of the Company subject to a service restriction which expires ratably over a period of three-to-five years. The restricted shares of common stock may not be sold or transferred during the restriction period. Stock compensation for restricted stock is recorded based on the stock price on the grant date and charged to expense ratably through the restriction period. The following table summarizes information about restricted stock activity during the nine months ended September 30, 2007:

		Weighted
	Shares	Average
	Subject to	Grant Date
	Restriction	Fair Value
Outstanding at December 31, 2006	628,200	$5.29
Granted	35,400	8.07
Vested	(129,090)	5.34
Forfeited	(5,630)	5.83
Outstanding at September 30, 2007	528,880	$5.45

Unrecognized pretax expense of $2.1 million related to restricted stock awards is expected to be recognized over the weighted average remaining service period of 3.6 years for awards outstanding at September 30, 2007.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option-pricing model. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model. Volatility and expected term assumptions are based on the Company’s historical experience. The risk-free interest rate is based on a U.S. treasury note with a maturity similar to the stock option award’s expected life. The assumptions for volatility, expected life, dividend yield and risk-free interest rate are presented in the table below:

	2007	2006
Risk-free interest rate	4.52% - 4.81%	3.80%
Expected life	6.5 years	5 years
Volatility	82.0%	105.0%
Expected dividend yield	0%	0%

All stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock option activity for the nine months ended September 30, 2007 was as follows:

			Weighted
		Weighted	Average	Aggregate
	Shares	Average	Remaining	Intrinsic
	Subject to	Option	Contractual	Value
	Options	Price	Term (Yrs)	($’s in 000’s)
Outstanding at December 31, 2006	3,671,425	$6.25
Granted	1,247,174	7.93
Exercised	(322,623)	5.12
Forfeited	(45,091)	9.84
Outstanding at September 30, 2007	4,550,885	$6.75	4.8	$11,985
Exercisable at September 30, 2007	2,653,753	$6.70	4.3	$8,236

The following table summarizes information about stock options outstanding and exercisable at September 30, 2007:

	Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted	Aggregate		Weighted	Aggregate
		Remaining	Average	Intrinsic		Average	Intrinsic
Range of	Number	Contractual	Exercise	Value	Number	Exercise	Value
Exercise Prices	Outstanding	Term (Yrs)	Price	($’s in 000’s)	Exercisable	Price	($’s in 000’s)
$2.12 to $4.00	732,448	4.0	$3.21	$4,097	595,454	$3.18	$3,344
$4.01 to $6.00	1,664,504	4.6	5.17	6,041	1,118,321	5.14	4,089
$6.01 to $10.00	1,625,584	7.2	7.67	1,847	411,629	6.85	803
$10.01 to $13.00	203,349	4.4	11.02	—	203,349	11.02	—
$13.01 and above	325,000	3.6	15.64	—	325,000	15.64	—
	4,550,885	4.8	$6.75	$11,985	2,653,753	$6.70	$8,236

The intrinsic values above are based on the Company’s closing stock price of $8.80 on September 30, 2007. The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2007 was $5.88. Unrecognized pretax expense of $8.9 million related to stock options is expected to be recognized over the weighted average remaining service period of 3.0 years for awards outstanding at September 30, 2007.

6.  Inventories

Inventories consisted of the following as of September 30, 2007 and December 31, 2006 (in thousands):

	September 30,	December 31,
	2007	2006
Raw materials	$55,008	$45,361
Work in process	57,234	42,269
Demonstration units	19,294	14,678
Finished goods	52,712	32,196
Total inventories	$184,248	$134,504

7.  Goodwill and Other Intangible Assets

The following is a summary of other intangible assets subject to amortization as of  September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007				December 31, 2006
	Useful	Gross		Net	Gross		Net
	Lives	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	in Years	Amount	Amortization	Amount	Amount	Amortization	Amount
Existing technology and related patents	4 to 5	$6,335	$(2,861)	$3,474	$6,172	$(1,916)	$4,256
Customer relationships	5	1,115	(455)	660	1,108	(288)	820
Trade names	5 to 10	439	(161)	278	718	(215)	503
Total amortizable intangible assets		$7,889	$(3,477)	$4,412	$7,998	$(2,419)	$5,579

For the three months ended September 30, 2007 and 2006, the Company recorded amortization expense of approximately $0.3 million and $0.3 million, respectively, related to other amortizable intangible assets.  For the nine months ended September 30, 2007 and 2006, the Company recorded amortization expense of approximately $1.1 million and $0.6 million, respectively, related to other amortizable intangible assets.

The estimated future amortization expense related to other amortizable intangible assets is as follows (in thousands):

For the year ending December 31,
2007 (a)	$316
2008	1,239
2009	1,210
2010	1,088
2011	510
Thereafter	49
Total	$4,412

(a)  Amount represents estimated amortization expense for the remaining three months ending December 31, 2007.

The carrying amount of goodwill was $39.8 million as of September 30, 2007 and December 31, 2006, and is primarily included in the Bruker AXS segment. The Company performs its annual test for indications of impairment as of December 31st each year. The Company completed its annual test for impairment as of December 31, 2006 and determined that goodwill was not impaired at that time.

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

Changes in the Company’s accrued warranty liability during the nine months ended September 30, 2007 were as follows (in thousands):

Warranty accrual at December 31, 2006	$13,274
Accruals for warranties issued during the period	8,593
Settlements of warranty claims	(8,475)
Foreign currency impact	789
Warranty accrual at September 30, 2007	$14,181

9.  Line of Credit

On July 5, 2006, the Company issued a demand promissory note for a $40 million line of credit in the United States. On September 28, 2007, the demand promissory note was increased to $75 million. As of September 30, 2007, the line of credit was fully available. The note bears interest at the bank’s prime rate, LIBOR plus 1%, or a LIBOR advantage rate plus 1% at the request of the Company.  All of the Company’s obligations under the line of credit are secured by a pledge to the bank of 100% of the capital stock of each of the Company’s wholly-owned domestic subsidiaries, each of which also pledged a portion of the stock of certain of their foreign subsidiaries.

10.  Employee Benefit Plans

The Company has a defined benefit retirement plan that covers substantially all employees of the Bruker AXS German subsidiary who were employed as of September 30, 1997. The plan provides pension benefits based upon final average salary and years of service.

The net periodic pension benefit cost includes the following components during the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Components of net periodic pension benefit cost
Service cost	$278	$177	$837	$522
Interest cost	127	98	380	290
Amortization	(4)	(4)	(12)	(12)
Net periodic benefit cost	$401	$271	$1,205	$800

To date, the Company has not funded the defined benefit plan and is not required to make contributions during the remainder of 2007.

11.  Earnings Per Share

Basic earnings per share is calculated by dividing net earnings by the weighted-average number of common shares outstanding during the period.  Restricted stock is not included in the calculation of basic EPS until the time-based restriction has lapsed. Except where the result would be antidilutive, the diluted earnings per share computation includes the effect of potential shares, shares which would be issuable upon the exercise of outstanding stock options or outstanding restricted stock issuable when the restrictions lapse, reduced by the number of shares which are assumed to be purchased by the Company from the resulting proceeds at the average market price during the period.

The following table sets forth the computation of basic and diluted average shares outstanding for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income, as reported	$8,664	$2,976	$17,510	$8,773

Weighted average shares outstanding:
Weighted average shares outstanding - basic	104,377	102,038	103,806	101,635
Effect of dilutive securities:
Stock options and restricted stock	2,302	666	2,678	455
Weighted average shares outstanding - diluted	106,679	102,704	106,484	102,090
Net income per share - basic	$0.08	$0.03	$0.17	$0.09
Net income per share - diluted	$0.08	$0.03	$0.16	$0.09

The total anti-diluted shares outstanding for the nine months ended September 30, 2007 and 2006 were 640,000 and 1,027,000, respectively.

12. Interest and Other Income (Expense), Net

The components of interest and other income (expense), net, were as follows for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest income	$235	$294	$909	$1,939
Interest expense	(386)	(762)	(1,294)	(1,556)
Exchange losses on foreign currency transactions	(1,078)	(68)	(1,680)	(1,165)
Appreciation of the fair value of derivative financial instruments	179	118	759	3,893
Other	431	(73)	481	411
Interest and other income (expense), net	$(619)	$(491)	$(825)	$3,522

13.  Comprehensive Income

Comprehensive income refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in other comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity, net of tax.  The following is a summary of comprehensive income for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$8,664	$2,976	$17,510	$8,773
Foreign currency translation adjustments	7,252	(249)	9,950	8,265
Total comprehensive income	$15,916	$2,727	$27,460	$17,038

14.  Commitments and Contingencies

Lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. The Company believes the outcome of these proceedings, if any, will not have a material impact on the Company’s financial position or results of operations.

15.  Letters of Credit and Guarantees

As of September 30, 2007 and December 31, 2006, the Company had bank guarantees of $11.6 million and $9.1 million,

respectively, for its customer advances. These bank guarantees affect the availability of the Company’s lines of credit.

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

Selected reportable segment financial information for the three and nine months ended September 30, 2007 and 2006 is presented below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue:
Bruker AXS	$59,969	$47,015	$165,212	$123,985
Bruker Daltonics	46,486	36,301	126,176	113,660
Bruker Optics	28,682	24,517	80,705	69,373
Eliminations (a)	(3,494)	(2,963)	(8,260)	(6,809)
Total	$131,643	$104,870	$363,833	$300,209

Operating income (loss):
Bruker AXS	$6,164	$2,836	$14,444	$5,496
Bruker Daltonics	2,885	1,242	4,167	5,707
Bruker Optics	4,311	5,083	11,816	9,526
Eliminations (a)	(185)	459	(203)	100
Corporate	(1,718)	(2,636)	(3,979)	(6,105)
Total	$11,457	$6,984	$26,245	$14,724

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

•                     Results of operations. This section provides our analysis of the significant line items in our consolidated statement of operations for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006.

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

We maintain major technical and manufacturing centers in Europe, North America and Japan. We have sales offices located throughout the world and our corporate headquarters is located in Billerica, Massachusetts. Our business strategy is to capitalize on our proven ability to innovate and generate rapid revenue growth, both organically and through acquisitions. Our revenue growth strategy, combined with improvements to our gross profit margins over time and increased leverage on our operating expenses, are expected to enhance our operating margins and improve our earnings in the future.

For the nine months ended September 30, 2007, our revenues grew by 21% to $363.8 million, with acquisitions contributing approximately 3% and foreign exchange rate changes contributing approximately 5% of this growth. We continue to focus on improving our profitability and our gross profit margins improved from 45.1% during the nine months ended

September 30, 2006 to 46.0% for the nine months ended September 30, 2007, reflecting volume leverage, contributions from our recently integrated acquisitions and improvements realized from ongoing gross profit margin improvement programs.  We continue to invest in incremental sales and marketing initiatives, primarily headcount increases, which has resulted in our sales and marketing expenses as a percentage of product and service revenue increasing year-over-year.  We expect these investments to result in increased revenues in future periods.  Our increased revenues did enable us to leverage both general and administrative and research and development expenses as a percentage of revenue during the nine months ended September 30, 2007 compared to the comparable period in 2006.

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

Results of Operations

Three months ended September 30, 2007 compared to the three months ended September 30, 2006

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment for the three months ended September 30, 2007 and 2006 (dollars in thousands):

				Percentage
	2007	2006	$ Change	Change
Bruker AXS	$59,969	$47,015	$12,954	27.6%
Bruker Daltonics	46,486	36,301	10,185	28.1%
Bruker Optics	28,682	24,517	4,165	17.0%
Eliminations (a)	(3,494)	(2,963)	(531)
Total Revenue	$131,643	$104,870	$26,773	25.5%

(a) represents revenue recorded on transactions between segments which is eliminated in consolidation.

Bruker AXS’ revenue increased by $13.0 million, or 27.6%, to $60.0 million for the three months ended September 30, 2007 compared to $47.0 million for the comparable period in 2006. Included in this change in revenue is approximately $2.2 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue increased by 22.9%. The increase in revenue is attributable to an increase in x-ray diffraction and x-ray fluorescence system sales, to higher other system revenue and aftermarket revenue, and to the businesses acquired in the second half of 2006, which represented approximately 5% of the revenue growth. Other system revenue relates primarily to the distribution of products not manufactured by Bruker AXS. X-ray systems, other system and aftermarket revenue as a percentage of Bruker AXS’ product and service revenue were as follows during the three months ended September 30, 2007 and 2006 (dollars in thousands):

	2007		2006
		Percentage of		Percentage of
		Segment Product		Segment Product
	Revenue	and Service Revenue	Revenue	and Service Revenue
X-Ray Systems	$41,065	68.5%	$32,129	68.4%
Other System Revenue	4,540	7.6%	3,534	7.5%
Bruker AXS Aftermarket	14,364	23.9%	11,352	24.1%
Total Product and Service Revenue	$59,969	100%	$47,015	100%

Bruker Daltonics’ revenue increased by $10.2 million, or 28.1%, to $46.5 million for the three months ended September 30, 2007 compared to $36.3 million for the comparable period in 2006. Included in this change in revenue is approximately $2.2 million from the impact of foreign exchange. Excluding the effect of the foreign exchange benefit, revenue increased by 21.9%. The increase in revenue excluding the effect of foreign exchange is a result of an increase in direct life science system sales, CBRN detection systems and aftermarket revenue, partially offset by reduced OEM sales for certain life science systems year-over-year.  Aftermarket revenues include accessory sales, consumables, training and services. Included in other revenue during the three months ended September 30, 2007 and 2006 are grant revenues for early-stage research and development projects funded by the German government. Life science systems, CBRN detection systems and aftermarket revenue as a percentage of Bruker Daltonics’ product and service revenue were as follows during the three months ended September 30, 2007 and 2006 (dollars in thousands):

	2007		2006
		Percentage of		Percentage of
		Segment Product		Segment Product
	Revenue	and Service Revenue	Revenue	and Service Revenue
Life Science Systems	$31,244	67.5%	$26,381	73.2%
CBRN Detection Systems	5,328	11.5%	2,175	6.0%
Bruker Daltonics Aftermarket	9,723	21.0%	7,487	20.8%
Product and Service Revenue	46,295	100%	36,043	100%
Grant Revenue	191		258
Total Revenue	$46,486		$36,301

Bruker Optics’ revenue increased by $4.2 million, or 17.0%, to $28.7 million for the three months ended September 30, 2007 compared to $24.5 million for the comparable period in 2006. Included in this change in revenue is approximately $1.3 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue increased by 11.9%. The increase in revenue excluding the effect of foreign exchange is primarily due to higher sales of molecular spectroscopy systems year-over-year, partially offset by reduced revenues associated with our order with the Chinese State Food and Drug Administration. For the three months ended September 30, 2007, we recognized $0.8 million in revenue from our order with the Chinese State Food and Drug Administration, compared to $2.4 million in revenue from this order in the same period in 2006. Aftermarket revenues include accessory sales, consumables, training and services. Other system revenue relates primarily to the distribution of products not manufactured by Bruker Optics. Molecular spectroscopy systems, other system and aftermarket revenue as a percentage of Bruker Optics’ product and service revenue were as follows during the three months ended September 30, 2007 and 2006 (dollars in thousands):

	2007		2006
		Percentage of		Percentage of
		Segment Product		Segment Product
	Revenue	and Service Revenue	Revenue	and Service Revenue

Molecular Spectroscopy Systems	$22,047	76.9%	$18,694	76.2%
Other System Revenue	1,723	6.0%	1,524	6.3%
Bruker Optics Aftermarket	4,912	17.1%	4,299	17.5%
Total Product and Service Revenue	$28,682	100%	$24,517	100%

Cost of Revenue

The following table presents cost of product and service revenue and gross profit margins on product and service revenue by reportable segment for the three months ended September 30, 2007 and 2006 (dollars in thousands):

	2007		2006
	Cost of	Gross Profit	Cost of	Gross Profit
	Revenue	Margin	Revenue	Margin
Bruker AXS	$32,294	46.2%	$28,944	38.5%
Bruker Daltonics	26,425	42.9%	21,441	40.5%
Bruker Optics	14,295	50.1%	11,244	54.0%
Eliminations (a)	(3,204)		(2,942)
Total Cost of Revenue	$69,810	46.9%	$58,687	43.9%

(a)          represents the cost of revenues between segments which is eliminated in consolidation.

Bruker AXS’ cost of product and service revenue for the three months ended September 30, 2007 was $32.3 million, resulting in a gross profit margin of 46.2%, compared to cost of product and service revenue of $28.9 million, or a gross profit margin of 38.5%, for the comparable period in 2006. The increase in gross profit margin is primarily attributable to better capacity utilization as a result of increased revenues year-over-year and the realization of benefits from various ongoing gross profit margin improvement programs, partially offset by lower gross profit margins realized on other system revenues.

Bruker Daltonics’ cost of product and service revenue for the three months ended September 30, 2007 was $26.4 million, resulting in a gross profit margin of 42.9%, compared to cost of product and service revenue of $21.4 million, or a gross profit margin of 40.5%, for the comparable period in 2006. The increase in gross profit margin is primarily attributable to increased sales of our CBRN detection systems, and a decrease in OEM life science system sales, which typically have lower margins than direct life science system sales.

Bruker Optics’ cost of product and service revenue for the three months ended September 30, 2007 was $14.3 million, resulting in a gross profit margin of 50.1%, compared to cost of product and service revenue of $11.2 million, or a gross profit margin of 54.0%, for the comparable period in 2006. The decrease in gross profit margin is primarily attributable to reduced revenues from our order with the Chinese State Food and Drug Administration.

Sales and Marketing

The following table presents sales and marketing expense and sales and marketing expense as a percentage of product and service revenue by reportable segment for the three months ended September 30, 2007 and 2006 (dollars in thousands):

	2007		2006
		Percentage of		Percentage of
	Sales and	Segment Product	Sales and	Segment Product
	Marketing	and Service Revenue	Marketing	and Service Revenue
Bruker AXS	$11,945	19.9%	$7,956	16.9%
Bruker Daltonics	8,270	17.9%	5,795	16.1%
Bruker Optics	6,842	23.9%	5,312	21.7%
Total Sales and Marketing	$27,057	20.6%	$19,063	18.2%

Bruker AXS’ sales and marketing expense for the three months ended September 30, 2007 increased to $11.9 million, or 19.9% of product and service revenue, from $8.0 million, or 16.9% of product and service revenue for the comparable period in 2006. The increase in sales and marketing expense is primarily attributable to increased headcount related to the acquisitions completed during the second half of 2006 and higher commissions on increased revenues from our core business year-over-year.

Bruker Daltonics’ sales and marketing expense for the three months ended September 30, 2007 increased to $8.3 million, or 17.9% of product and service revenue, from $5.8 million, or 16.1% of product and service revenue for the comparable period in 2006. The increase in sales and marketing expense is attributable to incremental investments in various sales and marketing initiatives, primarily related to an increase in field sales personnel, product specialists and applications resources.

Bruker Optics’ sales and marketing expense for the three months ended September 30, 2007 increased to $6.8 million, or 23.9% of product and service revenue, from $5.3 million, or 21.7% of product and service revenue for the comparable period in 2006. The increase in sales and marketing expense is primarily attributable to higher commissions on increased revenues and new order bookings year-over-year, particularly in our Asia-Pacific operations.

General and Administrative

The following table presents general and administrative expense and general and administrative expense as a percentage of product and service revenue by reportable segment for the three months ended September 30, 2007 and 2006 (dollars in thousands):

	2007		2006
		Percentage of		Percentage of
	General and	Segment Product	General and	Segment Product
	Administrative	and Service Revenue	Administrative	and Service Revenue
Bruker AXS	$3,846	6.4%	$3,309	7.0%
Bruker Daltonics	2,285	4.9%	2,048	5.7%
Bruker Optics	1,407	4.9%	1,104	4.5%
Corporate	1,018		778
Total General and Administrative	$8,556	6.5%	$7,239	6.9%

Bruker AXS’ general and administrative expenses for the three months ended September 30, 2007 increased to $3.8 million, or 6.4% of product and service revenue, from $3.3 million, or 7.0% of product and service revenue for the comparable period in 2006. The increase in general and administrative expenses is primarily due to modest increases in headcount to support increased business activities and to intangible asset amortization associated with the acquisitions completed during the second half of 2006.

Bruker Daltonics’ general and administrative expense for the three months ended September 30, 2007 increased to $2.3 million, or 4.9% of product and service revenue, from $2.0 million, or 5.7% of product and service revenue for the comparable period of 2006. The increase in general and administrative expenses is primarily attributable to changes in foreign currencies year-over-year.

Bruker Optics’ general and administrative expenses for the three months ended September 30, 2007 increased to $1.4 million, or 4.9% of product and service revenue, from $1.1 million, or 4.5% of product and service revenue for the comparable period of 2006. The increase in general and administrative expenses is primarily attributable to modest headcount increases and to changes in foreign currencies year-over-year, primarily the Euro.

Corporate general and administrative expense for the three months ended September 30, 2007 increased to $1.0 million from $0.8 million for the comparable period of 2006. The increase is primarily attributable to increased business development activities. Corporate general and administrative expense represents expenses associated with being a public company not allocated to our reportable segments, including legal fees, audit and consulting fees, salaries and filing fees.

Research and Development

The following table presents research and development expense and research and development expense as a percentage of product and service revenue by reportable segment for the three months ended September 30, 2007 and 2006 (dollars in thousands):

	2007		2006
		Percentage of		Percentage of
	Research and	Segment Product	Research and	Segment Product
	Development	and Service Revenue	Development	and Service Revenue
Bruker AXS	$5,901	9.8%	$4,100	8.7%
Bruker Daltonics	6,824	14.7%	5,921	16.4%
Bruker Optics	2,038	7.1%	1,915	7.8%
Total Research and Development	$14,763	11.2%	$11,936	11.4%

Bruker AXS’ research and development expense for the three months ended September 30, 2007 increased to $5.9 million, or 9.8% of product and service revenue, from $4.1 million, or 8.7% of product and service revenue for the comparable period in 2006. The increase in research and development expense is primarily attributable to an increase in materials purchases and an increase in headcount resulting from the acquisitions completed during the second half of 2006.

Bruker Daltonics’ research and development expense for the three months ended September 30, 2007 increased to $6.8 million, or 14.7% of product and service revenue, from $5.9 million, or 16.4% of product and service revenue for the comparable period in 2006. The increase in research and development expense is primarily attributable to an increase in materials purchases and to changes in foreign currencies year-over-year, primarily the Euro, as a majority of research and development is performed in Germany.

Bruker Optics’ research and development expense for the three months ended September 30, 2007 increased to $2.0 million, or 7.1% of product and service revenue, from $1.9 million, or 7.8% of product and service revenue for the comparable period in 2006. The increase in research and development expense is primarily attributable to changes in foreign currencies year-over-year, primarily the Euro, as a majority of research and development is performed in Germany, partially offset by a decrease in materials purchases.

Acquisition Related Charges

On April 18, 2006, we announced that we had entered into a definitive agreement to acquire all of the stock of molecular spectroscopy company Bruker Optics. The acquisition of Bruker Optics was approved by our shareholders on June 29, 2006 and was subsequently completed on July 1, 2006. This acquisition represented a business combination of companies under common control due to a majority ownership by individuals of both Bruker BioSciences and Bruker Optics and, as a result, transaction costs have been expensed as incurred rather than being included in the purchase price allocation. During the third quarter of 2006, we incurred acquisition related charges totaling $1.0 million, which consisted of investment banking and legal fees.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, during the three months ended September 30, 2007 was $(0.6) million, compared to $(0.5) million during the three months ended September 30, 2006. During the three months ended September 30, 2007, the major components within interest and other income (expense), net, were net interest expense of $(0.2) million, losses on foreign currency transactions of $(1.1) million and the appreciation of the fair value of derivative financial instruments of $0.2 million. During the three months ended September 30, 2006, the major components within interest and other income (expense), net, were net interest expense of $(0.5) million, losses on foreign currency transactions of $(0.1) million and the appreciation of the fair value of derivative financial instruments of $0.1 million.

Provision for Income Taxes

The income tax provision for the three months ended September 30, 2007 was $2.1 million compared to an income tax provision of $3.5 million for the three months ended September 30, 2006, representing effective tax rates of 19.1% and 54.4%, respectively. The lower effective tax rate in the third quarter of 2007 compared to the third quarter of 2006 was primarily due to new tax legislation in Germany enacted in the third quarter of 2007. The Company has analyzed the impact of these changes on its deferred tax assets and liabilities as of the date of enactment. The temporary differences that will reverse after December 31, 2007 have been adjusted to reflect the new tax rate which will become effective on January 1, 2008. As a result, the Company has recorded a net reduction to income tax expense of $2.4 million in the quarter ending September 30, 2007. Our effective tax rate is calculated using our projected annual pre-tax income or loss and is affected by research and development tax credits, the expected level of other tax benefits, and the impact of changes to the valuation allowance, as well as changes in the mix of our pre-tax income and losses among jurisdictions with varying statutory tax rates and credits.

Minority Interest in Consolidated Subsidiaries

Minority interest in consolidated subsidiaries for the three months ended September 30, 2007 was $0.1 million compared to $(18,000) in the comparable period of 2006. The minority interest in subsidiaries represents the minority shareholders’ proportionate share of net income of those subsidiaries for the three months ended September 30, 2007 and 2006. For the three months ended September 30, 2007 and 2006, the minority interest relates to our two majority-owned subsidiaries, Incoatec GmbH and Bruker Baltic Ltd.

Nine months ended September 30, 2007 compared to the nine months ended September  30, 2006

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment for the nine months ended September 30, 2007 and 2006 (dollars in thousands):

	2007	2006	$ Change	Percentage Change
Bruker AXS	$165,212	$123,985	$41,227	33.3%
Bruker Daltonics	126,176	113,660	12,516	11.0%
Bruker Optics	80,705	69,373	11,332	16.3%
Eliminations (a)	(8,260)	(6,809)	(1,451)
Total Revenue	$363,833	$300,209	$63,624	21.2%

(a)   represents revenue recorded on transactions between segments which is eliminated in consolidation.

Bruker AXS’ revenue increased by $41.2 million, or 33.3%, to $165.2 million for the nine months ended September 30, 2007 compared to $124.0 million for the comparable period in 2006. Included in this change in revenue is approximately $6.0 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue increased by 28.4%. The increase in revenue is attributable to an increase in x-ray diffraction and x-ray fluorescence system sales, to higher other system revenue and higher aftermarket revenue, and to the businesses acquired in the second half of 2006, which represented approximately 8% of the revenue growth. Other system revenue relates primarily to the distribution of products not manufactured by Bruker AXS. X-ray systems, other system and aftermarket revenue as a percentage of Bruker AXS’ product and service revenue were as follows during the nine months ended September 30, 2007 and 2006 (dollars in thousands):

	2007		2006
		Percentage of		Percentage of
		Segment Product		Segment Product
	Revenue	and Service Revenue	Revenue	and Service Revenue
X-Ray Systems	$111,518	67.5%	$83,405	67.3%
Other System Revenue	13,965	8.5%	6,221	5.0%
Bruker AXS Aftermarket	39,729	24.0%	34,359	27.7%
Total Product and Service Revenue	$165,212	100%	$123,985	100%

Bruker Daltonics’ revenue increased by $12.5 million, or 11.0%, to $126.2 million for the nine months ended September 30, 2007 compared to $113.7 million for the comparable period in 2006. Included in this change in revenue is approximately $6.1 million from the impact of foreign exchange. Excluding the effect of the foreign exchange benefit, revenue increased by 5.7%. The increase in revenue excluding the effect of foreign exchange is a result of increased direct sales of life science systems, CBRN detection systems, and aftermarket revenue year-over-year, partially offset by reduced OEM sales for certain life science systems and substantially reduced grant revenue. Aftermarket revenues include accessory sales, consumables, training and services. Included in other revenue during the nine months ended September 30, 2007 and 2006 are grant revenues for early-stage research and development projects funded by the German government. Life science systems, CBRN detection systems and aftermarket revenue as a percentage of Bruker Daltonics’ product and service revenue were as follows during the nine months ended September 30, 2007 and 2006 (dollars in thousands):

	2007		2006
		Percentage of		Percentage of
		Segment Product		Segment Product
	Revenue	and Service Revenue	Revenue	and Service Revenue
Life Science Systems	$86,517	68.8%	$85,982	76.4%
CBRN Detection Systems	12,986	10.3%	5,591	5.0%
Bruker Daltonics Aftermarket	26,252	20.9%	20,952	18.6%
Product and Service Revenue	125,755	100%	112,525	100%
Grant Revenue	421		1,135
Total Revenue	$126,176		$113,660

Bruker Optics’ revenue increased by $11.3 million, or 16.3%, to $80.7 million for the nine months ended September 30, 2007 compared to $69.4 million for the comparable period in 2006. Included in this change in revenue is approximately $3.3 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue increased by 11.6%. The increase in revenue excluding the effect of foreign exchange is due to higher sales of molecular spectroscopy systems year-over-year and higher aftermarket sales, partially offset by reduced revenues associated with our order with the Chinese State Food and Drug Administration. For the nine months ended September 30, 2007, we recognized $4.9 million in revenue from our order with the Chinese State Food and Drug Administration compared to $6.1 million in revenues from this order in the same period in 2006. Aftermarket revenues include accessory sales, consumables, training and services. Other system revenue relates primarily to the distribution of products not manufactured by Bruker Optics. Molecular spectroscopy systems, other system and aftermarket revenue as a percentage of Bruker Optics’ product and service revenue were as follows during the nine months ended September 30, 2007 and 2006 (dollars in thousands):

	2007		2006
		Percentage of		Percentage of
		Segment Product		Segment Product
	Revenue	and Service Revenue	Revenue	and Service Revenue
Molecular Spectroscopy Systems	$61,386	76.1%	$52,396	75.5%
Other System Revenue	5,447	6.7%	5,467	7.9%
Bruker Optics Aftermarket	13,872	17.2%	11,510	16.6%
Total Product and Service Revenue	$80,705	100%	$69,373	100%

Cost of Revenue

The following table presents cost of product and service revenue and gross profit margins on product and service revenue by reportable segment for the nine months ended September 30, 2007 and 2006 (dollars in thousands):

	2007		2006
	Cost of	Gross Profit	Cost of	Gross Profit
	Revenue	Margin	Revenue	Margin
Bruker AXS	$90,818	45.0%	$72,100	41.8%
Bruker Daltonics	73,167	41.8%	65,795	41.5%
Bruker Optics	40,086	50.2%	33,325	51.9%
Eliminations (a)	(7,730)		(7,173)
Total Cost of Revenue	$196,341	46.0%	$164,047	45.1%

(a)   represents the cost of revenues between segments which is eliminated in consolidation.

Bruker AXS’ cost of product and service revenue for the nine months ended September 30, 2007 was $90.8 million, resulting in a gross profit margin of 45.0%, compared to cost of product and service revenue of $72.1 million, or a gross profit margin of 41.8%, for the comparable period in 2006. The increase in gross profit margin is primarily attributable to better capacity utilization as a result of increased revenues year-over-year, the higher margin businesses acquired in the second half of 2006 and the realization of benefits from various ongoing gross profit margin improvement programs, partially offset by lower gross profit margins realized on other system revenues.

Bruker Daltonics’ cost of product and service revenue for the nine months ended September 30, 2007 was $73.2 million, resulting in a gross profit margin of 41.8%, compared to cost of product and service revenue of $65.8 million, or a gross profit margin of 41.5%, for the comparable period in 2006. The increase in gross profit margin is primarily attributable to increased sales of our CBRN detection systems, and a decrease in OEM life science system sales, which typically have lower margins than direct life science system sales.

Bruker Optics’ cost of product and service revenue for the nine months ended September 30, 2007 was $40.1 million, resulting in a gross profit margin of 50.2%, compared to cost of product and service revenue of $33.3 million, or a gross profit margin of 51.9%, for the comparable period in 2006. The decrease in gross profit margin is primarily attributable to reduced revenues from our order with the Chinese State Food and Drug Administration and a change in product mix year-over-year within the molecular spectroscopy systems, specifically lower sales of FT-NIR systems year-over-year.

Sales and Marketing

The following table presents sales and marketing expense and sales and marketing expense as a percentage of product and service revenue by reportable segment for the nine months ended September 30, 2007 and 2006 (dollars in thousands):

	2007		2006
		Percentage of		Percentage of
	Sales and	Segment Product	Sales and	Segment Product
	Marketing	and Service Revenue	Marketing	and Service Revenue
Bruker AXS	$33,173	20.1%	$24,448	19.7%
Bruker Daltonics	22,743	18.1%	18,702	16.6%
Bruker Optics	18,993	23.5%	15,645	22.6%
Total Sales and Marketing	$74,909	20.6%	$58,795	19.7%

Bruker AXS’ sales and marketing expense for the nine months ended September 30, 2007 increased to $33.2 million, or 20.1% of product and service revenue, from $24.4 million, or 19.7% of product and service revenue for the comparable period in 2006. The increase in sales and marketing expense is primarily attributable to increased headcount related to the acquisitions completed during the second half of 2006 and higher commissions on increased revenues and new order bookings year-over-year.

Bruker Daltonics’ sales and marketing expense for the nine months ended September 30, 2007 increased to $22.7 million, or 18.1% of product and service revenue, from $18.7 million, or 16.6% of product and service revenue for the comparable period in 2006. The increase in sales and marketing expense is attributable to incremental investments in various sales and marketing initiatives, primarily related to an increase in product specialists, direct sales, inside sales and applications resources.

Bruker Optics’ sales and marketing expense for the nine months ended September 30, 2007 increased to $19.0 million, or 23.5% of product and service revenue, from $15.6 million, or 22.6% of product and service revenue for the comparable period in 2006. The increase in sales and marketing expense is primarily attributable to higher commissions on increased revenues and new order bookings year-over-year, particularly in our Asia- Pacific operations.

General and Administrative

The following table presents general and administrative expense and general and administrative expense as a percentage of product and service revenue by reportable segment for the nine months ended September 30, 2007 and 2006 (dollars in thousands):

	2007		2006
		Percentage of		Percentage of
	General and	Segment Product	General and	Segment Product
	Administrative	and Service Revenue	Administrative	and Service Revenue
Bruker AXS	$10,690	6.5%	$9,514	7.7%
Bruker Daltonics	6,615	5.3%	5,588	5.0%
Bruker Optics	4,249	5.3%	3,036	4.4%
Corporate	2,482		2,181
Total General and Administrative	$24,036	6.6%	$20,319	6.8%

Bruker AXS’ general and administrative expenses for the nine months ended September 30, 2007 increased to $10.7 million, or 6.5% of product and service revenue, from $9.5 million, or 7.7% of product and service revenue for the comparable period in 2006. The increase in general and administrative expenses is primarily due to intangible asset amortization associated with the acquisitions completed during the second half of 2006, increased headcount and to external tax consulting fees incurred in the second quarter of 2007.

Bruker Daltonics’ general and administrative expense for the nine months ended September 30, 2007 increased to $6.6 million, or 5.3% of product and service revenue, from $5.6 million, or 5.0% of product and service revenue for the comparable period of 2006. The increase in general and administrative expenses is primarily attributable to external tax consulting fees incurred in the second quarter of 2007 and lower general and administrative expenses in 2006 which resulted from the collection of accounts receivable balances which previously had been written-off.

Bruker Optics’ general and administrative expenses for the nine months ended September 30, 2007 increased to $4.2 million, or 5.3% of product and service revenue, from $3.0 million, or 4.4% of product and service revenue for the comparable period of 2006. The increase in general and administrative expenses is primarily attributable to the allocated corporate general and administrative expenses associated with being part of a public company and external tax consulting fees incurred in the second quarter of 2007.

Corporate general and administrative expense for the nine months ended September 30, 2007 increased to $2.5 million from $2.2 million for the comparable period of 2006. The increase is primarily attributable to increased business development activities. Corporate general and administrative expense represents expenses associated with being a public company not allocated to our reportable segments, including legal fees, audit and consulting fees, salaries and filing fees.

Research and Development

The following table presents research and development expense and research and development expense as a percentage of product and service revenue by reportable segment for the nine months ended September 30, 2007 and 2006 (dollars in thousands):

	2007		2006
		Percentage of		Percentage of
	Research and	Segment Product	Research and	Segment Product
	Development	and Service Revenue	Development	and Service Revenue
Bruker AXS	$16,371	9.9%	$12,727	10.3%
Bruker Daltonics	19,920	15.8%	18,287	16.3%
Bruker Optics	6,011	7.4%	5,481	7.9%
Total Research and Development	$42,302	11.6%	$36,495	12.2%

Bruker AXS’ research and development expense for the nine months ended June 30, 2007 increased to $16.4 million, or 9.9% of product and service revenue, from $12.7 million, or 10.3% of product and service revenue for the comparable period in 2006. The increase in research and development expense is primarily attributable to an increase in headcount resulting from the acquisitions completed during the second half of 2006 and increased materials purchases.

Bruker Daltonics’ research and development expense for the nine months ended September 30, 2007 increased to $19.9 million, or 15.8% of product and service revenue, from $18.3 million, or 16.3% of product and service revenue for the comparable period in 2006. The increase in research and development expense is primarily attributable to changes in foreign currencies year-over-year, primarily the Euro, as a majority of research and development is performed in Germany and increased materials purchases.

Bruker Optics’ research and development expense for the nine months ended September 30, 2007 increased to $6.0 million, or 7.4% of product and service revenue, from $5.5 million, or 7.9% of product and service revenue for the comparable period in 2006. The increase in research and development expense is primarily attributable to changes in foreign currencies year-over-year, primarily the Euro, as a majority of research and development is performed in Germany.

Acquisition Related Charges

On April 18, 2006, we announced that we had entered into a definitive agreement to acquire all of the stock of molecular spectroscopy company Bruker Optics. The acquisition of Bruker Optics was approved by our shareholders on June 29, 2006 and was subsequently completed on July 1, 2006. This acquisition represented a business combination of companies under common control due to a majority ownership by individuals of both Bruker BioSciences and Bruker Optics and, as a result, transaction costs have been expensed as incurred rather than being included in a purchase price allocation. During the nine months ended September 30, 2006, we incurred acquisition related charges totaling $5.8 million, which consisted of investment banking, legal and accounting fees, compensation earned by the special committee of our Board of Directors and antitrust regulation filing fees.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, during the nine months ended September 30, 2007 was $(0.8) million, compared to $3.5 million during the nine months ended September 30, 2006. During the nine months ended September 30, 2007, the major components within interest and other income (expense), net, were net interest expense of $(0.4) million, losses on foreign currency transactions of $(1.7) million and the appreciation of the fair value of derivative financial instruments of $0.8 million. During the nine months ended September 30, 2006, the major components within interest and other income (expense), net, were net interest income of $0.4 million, losses on foreign currency transactions of $(1.2) million and the appreciation of the fair value of derivative financial instruments of $3.9 million.

Provision for Income Taxes

The income tax provision for the nine months ended September 30, 2007 was $7.7 million compared to an income tax provision of $9.4 million for the nine months ended September 30, 2006, representing effective tax rates of 30.1% and 51.5%, respectively. The lower effective tax rate in the first nine months of 2007 compared to the first nine months of 2006 was primarily due to new legislation in Germany. The Company has analyzed the impact of these changes on its deferred tax assets and liabilities as of the date of enactment. The temporary differences that will reverse after December 31, 2007 have been adjusted to reflect the new tax rate which will become effective on January 1, 2008. As a result, the Company has recorded a net reduction to income tax expense of $2.4 million in the quarter ending September 30, 2007. Our effective tax rate is calculated using our projected annual pre-tax income or loss and is affected by research and development tax credits, the expected level of other tax benefits, and the impact of changes to the valuation allowance, as well as changes in the mix of our pre-tax income and losses among jurisdictions with varying statutory tax rates and credits.

Minority Interest in Consolidated Subsidiaries

Minority interest in consolidated subsidiaries for the nine months ended September 30, 2007 was $0.3 million compared to $0.1 million in the comparable period of 2006. The minority interest in subsidiaries represents the minority shareholders’ proportionate share of net income of those subsidiaries for the nine months ended September 30, 2007 and 2006. For the nine months ended September 30, 2007 and 2006, the minority interest relates to our two majority-owned subsidiaries, Incoatec GmbH and Bruker Baltic Ltd.

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

During the nine months ended September 30, 2007, net cash used by operating activities was $10.2 million, compared to net cash provided by operating activities of $17.8 million during the nine months ended September 30, 2006. The change in cash from operating activities was primarily attributable to an increase in inventory balances and a decrease in customer deposits, partially offset by improved operating results year-over-year and increases in accounts payable, deferred revenue and income taxes payable.

During the nine months ended September 30, 2007, investing activities used $16.5 million in cash compared to net cash provided by investing activities of $13.7 million during the nine months ended September 30, 2006. Cash used by investing activities during the nine months ended September 30, 2007 was attributable primarily to $13.3 million in capital expenditures and $2.9 million used for acquisitions, net of cash acquired. Cash provided by investing activities during the nine months ended September 30, 2006 was attributable primarily to approximately $46.5 million from the redemption of short-term investments offset by $27.6 million used for acquisitions, net of cash acquired, and $5.0 million in capital expenditures.

In connection with our acquisition of Roentec AG, additional consideration, in the amount of approximately $2.0 million,

may be paid to Roentec’s former management, employee and consultant shareholders based on the 2006 and 2007 revenue performance of Roentec. If these payments are required, they will be comprised of either, at our option, 50% our restricted common stock and 50% cash, or 100% cash. For 2006, approximately $1.3 million in cash was paid in March 2007 to Roentec’s former shareholders.

In January 2006, we acquired Socabim SAS, a privately-held company focused on advanced X-ray analysis software for materials research based in Paris, France. The initial aggregate purchase price of approximately $8.8 million was paid through the issuance of 267,302 restricted shares of our common stock to Socabim’s two largest shareholders, which had an aggregate value of approximately $1.3 million as of the date of issuance, and an aggregate of $7.5 million was paid to all of the Socabim selling shareholders from cash on hand. Additional cash consideration, in the amount of approximately $1.5 million in total, may be paid through 2009 based on the future performance of Socabim. For 2006, approximately $356,000 in cash was paid in 2007 to Socabim’s former shareholders.

In September 2006, we acquired all of the capital stock of Quantron GmbH, a spark-OES company based in Kleve, Germany.  In accordance with the stock purchase agreement, at the closing, we paid an aggregate of approximately $6.3 million of consideration to the sellers, of which approximately $5.0 million was paid in cash and approximately $1.3 million was paid through the issuance of an aggregate of 202,223 restricted unregistered shares of our common stock, par value $0.01 per share, to Quantron’s two largest shareholders. Pursuant to the earn-out provisions of the stock purchase agreement, up to an aggregate of $4.7 million of additional cash consideration may be paid through 2009 based on the future performance of Quantron. At September 30, 2007, no additional cash consideration has been paid.

In January 2007, we acquired all of the assets of Keca Metal Products, Ltd. (“Keca”), a Texas partnership located in Spring, Texas. The aggregate purchase price for Keca was $0.6 million and was funded with cash on hand.

In June 2007, we acquired all of the capital stock of Analys-Konsult AB (“AKAB”), a distributor and service provider of scientific instrumentation based in Sweden. The aggregate purchase price of AKAB was approximately $0.8 million, of which approximately $0.5 million was paid in cash and approximately $0.3 million was paid through the issuance of an aggregate of 29,740 restricted unregistered shares of our common stock to AKAB’s shareholders.

During the nine months ended September 30, 2007, financing activities provided $10.9 million of cash compared to net cash used by financing activities of $53.2 million during the nine months ended September 30, 2006. The change in cash from financing activities in the first nine months of 2007 was due to approximately $18.9 million in net proceeds from the public offering of common stock along with subsequent stock option exercises, partially offset by $6.5 million in net repayments of short-term borrowings. Cash used by financing activities during the nine months ended September 30, 2006 was attributable primarily to approximately $74.0 million paid to shareholders in connection with the Bruker Optics acquisition, partially offset by $19.5 million in net proceeds from short-term borrowings.

At September 30, 2007, we had a demand line of credit with Citizens Bank in the United States with a maximum available amount of $75.0 million. The line of credit is secured by a pledge to the bank of 100% of the capital stock of each of the Company’s wholly-owned domestic subsidiaries, each of which also pledged a portion of the stock of certain of their foreign subsidiaries. As of September 30, 2007, our U.S. line of credit was fully available. We also maintain revolving lines of credit totaling approximately $44.4 million with various German, Japanese and Swedish banks. The German, Japanese and Swedish lines of credits are unsecured and as of September 30, 2007 approximately $13.8 million, in the aggregate, was outstanding on these lines of credit.

In addition to our lines of credit, we have both short-term and long-term notes payable with outstanding balances aggregating $25.3 million as of September 30, 2007. The interest rates on these obligations range from 1.8% to 8.01%. We entered into an interest rate swap to hedge the variability of cash flows related to changes in interest rates on borrowings of variable debt obligations and pay a 4.6% fixed rate of interest and receive a variable rate of interest based on the Securities Industry and Financial Markets Association SWAP Index. The interest rate swap has a notional value of $1.7 million which decreases in conjunction with the State of Wisconsin industrial revenue bonds (IRB) payment schedule until the interest rate swap and IRB agreements terminate in December 2013.

The following table summarizes maturities for our significant financial obligations as of September 30, 2007 (in thousands):

		Less than	1-3	4-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Short-term borrowings	$21,014	$21,014	$—	$—	$—
Long-term borrowings	18,078	—	14,986	2,150	942
Pension	13,157	152	687	1,273	11,045
Total contractual obligations	$52,249	$21,166	$15,673	$3,423	$11,987

In connection with some of our outstanding debt, we are required to maintain certain financial ratios and meet other financial criteria. Additionally, we are subject to a variety of restrictive covenants that require bank consent if not met. As of September 30, 2007, the latest measurement date, we were in compliance with all financial covenants.

As of September 30, 2007, we have approximately $12.3 million of net operating loss carryforwards available to reduce future U.S. taxable income. These losses have various expiration dates through 2026. We also had foreign tax credits of approximately $5.0 million that expire in 2016 and research and development tax credits of approximately $3.1 million available to offset future U.S. tax liabilities that expire at various dates through 2025.

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

We have entered into forward currency exchange contracts having maturities of less than twelve months with notional amounts aggregating $2.3 million. These contracts involve the purchase of Japanese Yen, Singapore Dollars, U.S. Dollars and EURO currency at fixed U.S. dollar and EURO amounts. The notional amounts of the contracts are intended to hedge receivables in U.S. dollars and EURO. These transactions do not qualify for hedge accounting under SFAS No. 133. Accordingly, the instruments are marked-to-market with the corresponding gains and losses recorded in other income (expense) in the current period.

At the end of each reporting period, we obtain third-party verification as to the fair value of these instruments.  As of September 30, 2007 and 2006, the currency exchange contracts had a favorable fair value of $0.0 million and a favorable fair value of $0.7 million, respectively. The instruments’ fair market values are recorded net of each other on the balance sheet. In connection with these instruments, we recorded a net gain of $0.2 million and $0.1 million during the three months ended

September 30, 2007 and 2006, respectively, and a net gain of $0.4 million and $3.9 million during the nine months ended September 30, 2007 and 2006, respectively.

Realized foreign exchange losses were approximately $(1.1) million and $(0.1) million for the three months ended September 30, 2007 and 2006, respectively, and approximately $(1.7) million and $(1.2) million for the nine months ended September 30, 2007 and 2006, respectively. As we continue to expand internationally, we evaluate currency risks and may enter into foreign exchange contracts on a more consistent basis or from time to time as circumstances require to mitigate foreign currency exposure.

We have entered into foreign-denominated debt obligations. The currency effects of the debt obligations are reflected in interest and other income (expense), net, on the consolidated statement of operations. We also have foreign-denominated intercompany borrowing arrangements with our Bruker Daltonik GmbH subsidiary in Germany that affected accumulated other comprehensive income (loss). A 10% increase or decrease of the respective foreign exchange rate with our Bruker Daltonik GmbH subsidiary in Germany would result in a change in accumulated other comprehensive income (loss) of approximately $3.1 million or $(2.5) million, respectively.

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

In the United States, we have entered into an interest rate swap arrangement to limit the interest rate exposure on our $2.0 million industrial revenue bond to a fixed rate of 4.6%. We pay a 4.6% fixed rate of interest and receive a variable rate of interest based on the Securities Industry and Financial Markets Association SWAP Index on a $1.7 million notional amount. Net interest payments or receipts are recorded as adjustments to interest expense. In addition, the instrument is recorded at fair market value on our balance sheet, and changes in the fair market value are recorded in current earnings since the arrangement is not considered an effective hedge. As of September 30, 2007, the fair value of the instrument was approximately $(0.1) million, net of tax, and is recorded as a liability on the balance sheet.

In 2002, we entered into two derivative financial instruments: a cross currency interest rate swap and an interest rate swap. The cross currency interest rate swap is for 5.0 million Euro and we receive semiannual interest payments in Euro based on a variable interest rate equal to the six-month EURIBOR rate in exchange for semiannual payments in Swiss francs at a fixed rate of 4.97%. The interest rate swap of 3.0 million Euro reduced the 6-month EURIBOR rate by 1.80% per annum until January 4, 2007. We entered into the financial instruments to manage our exposure to interest rates and foreign exchange risk. Until the instruments become an effective hedge, the instruments are considered speculative and are marked-to-market through interest and other income (expense), net, on the consolidated statement of operations. As of September 30, 2007 and 2006, the cross currency interest rate swap had an unfavorable fair value of $(0.6) million and $(0.0) million, respectively. As of September 30, 2006, the interest rate swap had an unfavorable fair value of approximately $(29,000).

A 10% increase or decrease in the average cost of our variable rate debt would not result in a material change in pre-tax interest expense.

Inflation

We do not believe inflation had a material impact on our business or operating results during any of the periods presented.

ITEM 4:  Controls and Procedures

Our Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2007. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls were effective at September 30, 2007.

We maintain internal controls and procedures designed to ensure that we are able to collect the information subject to required disclosure in reports we file with the United States Securities and Exchange Commission, and to process, summarize and disclose this information within the time specified by the rules set forth by the Securities and Exchange Commission.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

BRUKER BIOSCIENCES CORPORATION

Date: November 6, 2007	By:	/s/ Frank H. Laukien, Ph.D.
Frank H. Laukien, Ph.D. President, Chairman, Chief Executive Officer, and Director (Principal Executive Officer)

Date: November 6, 2007	By:	/s/ William J. Knight
William J. Knight Chief Financial Officer (Principal Financial and Accounting Officer)