Form 10-K
period 2007-12-31
BRUKER CORP
filed 2008-03-17
CIK 1109354

Use these links to rapidly review the document
BRUKER CORPORATION Annual Report on Form 10-K Table of Contents
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the fiscal year ended December 31, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

Commission File Number 000-30833

BRUKER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3110160 (I.R.S. Employer Identification No.)
40 Manning Road, Billerica, MA (Address of principal executive offices)	01821 (Zip Code)

Registrant's telephone number, including area code: (978) 663-3660

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
 None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 29, 2007 (the last business day of the registrant's most recently completed second fiscal quarter) was $592,285,766, based on the reported last sale price on the Nasdaq Global Select Market. This amount excludes an aggregate of 39,688,294 million shares of common stock held by officers and directors and each person known by the registrant to own 10% or more of the outstanding common stock of the registrant as of June 29, 2007. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant. The number of shares of the registrant's common stock outstanding as of March 10, 2008 was 163,358,506.

DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Part III of this report (Items 10, 11, 12, 13 and 14) is incorporated by reference from Bruker Corporation's definitive Proxy Statement for its 2008 Annual Meeting of Stockholders.

BRUKER CORPORATION

Annual Report on Form 10-K

Table of Contents

        Any statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," "should," and similar expressions are intended to identify forward-looking statements. Any forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties. The factors that could cause actual future results to differ materially from current expectations include, but are not limited to, risks and uncertainties relating to the Company's integration risks, failure of conditions, technological approaches, product development, market acceptance, cost and pricing of the Company's products, changes in governmental regulations, capital spending and government funding policies, FDA and other regulatory approvals to the extent applicable, competition, the intellectual property of others, patent protection and litigation and other factors, many of which are described in more detail in this Annual Report on Form 10-K under Item 1A. "Risk Factors" and from time to time in other filings we may make with the Securities and Exchange Commission. While the Company may elect to update forward-

looking statements in the future, it specifically disclaims any obligation to do so, even if the Company's estimates change, and readers should not rely on those forward-looking statements as representing the Company's views as of any date subsequent to the date of the filing of this report.

        References to "we," "us," "our," the "Company" or "Bruker BioSciences" refer to Bruker Corporation and, in some cases, its subsidiaries, as well as all predecessor entities.

        Our principal executive offices are located at 40 Manning Road, Billerica, MA 01821, and our telephone number is (978) 663-3660. Information about Bruker Corporation is available at www.bruker.com. The information on our website is not incorporated by reference into and does not form a part of this report. All trademarks, trade names or copyrights referred to in this report are the property of their respective owners.

PART I

ITEM 1.    BUSINESS

Our Business

        We design, manufacture, service and market analytical and life science systems and associated products to address the rapidly evolving needs of our customers in life science research, pharmaceutical, biotechnology and molecular diagnostics research, as well as in materials and chemical analysis in various industries and government applications. As of December 31, 2007, the period end for which this Annual Report on Form 10-K is being filed, Bruker BioSciences Corporation was the publicly traded parent company of Bruker AXS Inc., Bruker Daltonics Inc. and Bruker Optics Inc. On February 26, 2008, Bruker BioSciences Corporation closed its acquisition of the Bruker BioSpin Group, and renamed itself Bruker Corporation. Under United States Generally Accepted Accounting Principles, the acquisition of the Bruker BioSpin Group will be accounted for as an acquisition of businesses under common control and as a result, all historical consolidated balance sheets, statements of operations, statements of cash flows and notes to the consolidated financial statements in future filings with the Securities and Exchange Commission (SEC) will be restated by combining the historical consolidated financial statements of Bruker Corporation with those of the Bruker BioSpin Group. The information contained in Item 1. Business in this Annual Report on Form 10-K discusses Bruker Corporation as it legally existed on December 31, 2007, and does not include information about the Bruker BioSpin Group. Information relating to the Bruker BioSpin Group and a description of its operations are set forth in the Company's Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on January 17, 2008.

  •
  Bruker AXS is a leading developer and provider of life science and advanced materials research tools based on X-ray technology tools for advanced X-ray and OES-spark instrumentation used in non-destructive molecular materials and elemental analysis in academic, research and industrial applications.

  •
  Bruker Daltonics is a leading developer and provider of innovative life-science tools based on mass spectrometry and also develops and provides a broad range of field analytical systems for chemical, biological, radiological and nuclear (CBRN) detection.

  •
  Bruker Optics is a leading developer and provider of research, analytical and process analysis instruments and solutions based on infrared, near-infrared, FT-Raman, Dispersive Raman and time-domain magnetic resonance spectroscopy.

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

        Our strategy is to capitalize on our proven ability to innovate and generate rapid revenue growth, both organically and through acquisitions. We believe our commitment to be an even more significant leader within our markets, to maintain above industry-standard growth and to leverage our continued research and development and distribution investments, will enhance our operating margins and improve our earnings and cash flow generation.

Business Segments

        We currently report financial results on three reportable operating segments: Bruker AXS, Bruker Daltonics and Bruker Optics.

        Bruker AXS' systems are advanced instruments that use extremely short wavelengths of energy to determine the characteristics of matter and the three-dimensional structure of molecules. Depending on the application, our X-ray systems utilize one of three core X-ray analysis methods: single crystal diffraction, known as SCD or X-ray crystallography; polycrystalline X-ray diffraction, known as XRD or X-ray diffraction; and X-ray fluorescence, known as XRF. Using our modular platforms, we often combine each of these three technology applications with sample preparation tools, automation, consumables and data analysis software. Our products, which have particular application in structural proteomics, drug discovery, nanotechnology research and materials science fields, provide our customers with the ability to determine the three-dimensional structure of specific molecules, such as proteins, and to characterize and determine the composition of materials down to the dimensions used in nanotechnology. Our customers include biotechnology and pharmaceutical companies, nanotechnology companies, semiconductor companies, raw material manufacturers, chemical companies, academic institutions and other businesses involved in materials analysis. We market some of our handheld XRF systems through distribution arrangements with a third party.

        Bruker Daltonics' mass spectrometers are sophisticated devices that measure the mass or weight of a molecule and can provide accurate information on the identity, quantity and primary structure of molecules. Our mass spectrometry-based solutions often combine advanced mass spectrometry instrumentation; automated sampling and sample preparation robots; reagent kits and other disposable products, called consumables, used in conducting tests, or assays; and powerful bioinformatics software. We offer mass spectrometry systems and integrated solutions for applications in multiple existing and emerging life-science markets including genomics, expression proteomics, clinical proteomics, metabolic and peptide biomarker profiling, drug discovery and development, molecular diagnostics research and molecular and systems biology, as well as basic molecular medicine research. Our substantial investment in research and development allows us to design, manufacture and market a broad array of products intended to meet the rapidly growing needs of our diverse customer base. Our customers include pharmaceutical companies, biotechnology companies, proteomics companies, molecular diagnostics companies, academic institutions and government agencies. In addition, we market some of our life science systems through strategic distribution arrangements with Agilent Technologies, Inc. (Agilent) Sequenom, Inc. (Sequenom) and others. We are also a worldwide leader in supplying mass spectrometry-based and other systems for CBRN detection in emergency response, homeland security and defense applications.

        Bruker Optics manufactures and distributes research, analytical and process analysis instruments based on infrared (IR), near-infrared (NIR), FT-Raman, Dispersive Raman and time-domain magnetic resonance (TD-NMR) spectroscopy. These products are utilized in industry, government and academia for a wide range of applications and solutions for life science, pharmaceutical analysis, food and agricultural analysis in research and development, quality control and process analysis applications. As with all spectroscopic techniques, vibrational spectroscopy can be used to identify a compound and to investigate the composition of a sample. Bruker Optics utilizes Fourier Transform (FT-IR, FT-NIR and FT-Raman) and the dispersive (Raman) measurement techniques on an extensive range of laboratory and process spectrometers. Infrared spectroscopy is a type of absorption spectroscopy that uses the infrared part of the electromagnetic spectrum. Raman spectroscopy relies on the Raman scattering of a monochromatic light that yields similar and complementary analytical information. Infrared and Raman spectroscopy are widely used in both research and industry as a simple, rapid, non-destructive and reliable technique for applications ranging from basic sample identification and quality control to advanced research. The Bruker Optics product line is complemented by a wide range of sampling accessories and techniques which include microanalysis, high-throughput screening and many others, to help users find suitable solutions to analyze their samples effectively.

Products and Solutions

Bruker AXS

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

  •
  MA—X-ray microanalysis; and

  •
  OES-spark—Optical emission spectroscopy for metals analysis.

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

Product	Description
D8 SUPER SPEED SOLUTIONS™	High-speed and high throughput analysis based on high power turbo X-ray source technology.
D8 FOCUS™	Entry-level system for quantitative and qualitative powder diffraction applications.
D8 ADVANCE™	General purpose diffraction system for quantitative and qualitative analysis of polycrystalline samples.
D8 DISCOVER™, Series II	High resolution diffraction system for semiconductor and thin film analysis.

D8 DISCOVER CST™	Diffraction system with high-speed 2-D detector system for combinatorial screening of libraries in life science and materials research.
D8 SCREENLAB™
Diffraction system with high-speed 2-D detector and integrated Raman spectrometer for combinatorial screening of libraries in life sciences and materials research using the combination of two analytical methods.
D8 FABLINE™	X-ray diffraction metrology system for process control in semiconductor fab lines.
D4 ENDEAVOR™	Fully enclosed high throughput general purpose diffraction system for quantitative and qualitative analysis of polycrystalline samples.
D2 CRYSO™	A bench-top crystal orientation ED-XRD analyzer for the determination of lattice orientations in growing and processing single crystal materials.
CRYSOTAX	Benchtop ED-X-ray diffraction system for determination of crystal lattice orientations in production and processing of optical and semiconductor single crystals.
VANTEC-1™ Detector	High speed detector for all diffraction applications requiring high speed measurements.
VANTEC-2000™	A 2-D detector based on proprietary MikroGap™ technology: large active area, high spatial resolution, low noise, and large dynamic range.
NanoSTAR™	Small angle X-ray scattering for analysis of polymers, biological materials, fibers, and nanopowders in solutions of 10 to 1,000 Angstroems.
LynxEye™ Detector	General purpose high speed detector for all diffraction applications.

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

Product	Description
S2 PICOFOX™	Transportable benchtop total reflexion ED-XRF spectrometer for trace element analysis in pharma, geological, mining, environmental and food testing.
S2 RANGER™	All-in-one benchtop ED-XRF spectrometer for elemental analysis.

S4 PIONEER™	High performance WD-XRF spectrometer for use in demanding process control and quality assurance applications.
S4 EXPLORER™	High performance plug-and-analyze WD-XRF spectrometer for elemental analysis.
S8 TIGER™	High performance and high speed XRF spectrometer for use in demanding process control and quality assurance applications.
EQUA ALL	Solutions software which enables quantification of elements in all concentration ranges when combined with the S2 RANGER.
XMET
Handheld XRF spectrometer series sold as an OEM product and distributed by a third party. The instrument has various applications such as alloy sorting in metals and in ROHS applications identifying trace heavy elements in plastics.
TRACER III V	Handheld XRF instrument allowing for complete portability in non destructive testing of works of art and archaeological samples.

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

Product	Description
APEX II™ CCD	Consists of a CCD detector with lower noise, higher sensitivity and wider dynamic range as well as electronics which are user selectable.
AXIOM
A sensitive X-ray imager for demanding macromolecular applications. It exploits our proprietary MicroGap technology to achieve true quantum-limited performance with no detector noise and zero readout deadtime.
MICROSTAR-HII and MICROSTAR-ULTRAII
X-ray source technology with rotating anode generators for protein crystallography in particular. Includes advances in anode design, electron and X-ray optics to achieve extraordinary brightness and X-ray intensity.

X8 PROTEUM™
Rotating anode generator based lab system with a high sensitivity CCD detector or our latest generation AXIOM detector and four-axis kappa goniometer for 3-D structural determination of biological macromolecules.
KAPPA APEX II, SMART APEX II	Combines the sensitive APEX II CCD with our sophisticated kappa goniostat for sample positioning, to be used for chemical crystallography.
KAPPA APEX DUO	Allows the user to instantaneously change wavelengths from molybdenum K-alpha to Copper K-alpha under software control. Useful for experiments that require or benefit from dual wavelength.
X8 PROSPECTOR
A photon-counting X-ray detector with an advanced microfocus sealed tube that produces a system with performance superior to conventional rotating anode systems. Useful for crystal screening applications or absolute structure determination.
SMART X2S	A bench-top system for chemical crystallography. It is completely automated from sample mounting and alignment through data collection and structure determination.
BruNo™ Robotics	Robotic sample handling of frozen protein crystals for high throughput screening and data collection.
Nexus' Crystal Farm™
Benchtop system with integrated incubation and imaging system for high throughput protein crystallization automation. Bruker AXS is the worldwide distributor for Nexus' Crystal Farm™ line of protein crystallography products.

        MA systems analyze the chemical composition of materials under investigation in electron microscopes, utilizing the fact that atoms of different chemical elements irradiate X-rays of different, characteristic energy. The evaluation of the energy spectrum collected by an energy dispersive X-ray detector allows the determination of the qualitative and quantitative chemical sample composition at the current beam position. This technique provides high spatial resolution since the information is obtained from a small sample volume in the order of only a few microns. MA systems allow for simultaneous analysis of all elements in the periodic table, beginning with atomic number 5 (boron). Our MA systems are used for a wide range of applications including nanotechnology and advanced materials research, as well as materials analysis and quality control. Customers for MA systems include industrial customers, academia and government research facilities. We currently offer the following MA systems:

Product	Description
QUANTAX®	Modular EDS system for qualitative and quantitative X-ray microanalysis in scanning or transmission electron microscopes. QUANTAX features SDD X-ray detector technology for high resolution, high speed X-ray detection without the need for liquid nitrogen cooling. Our ESPRIT software suite provides analytical tools for a variety of applications.
ARTAX™	Mobile ED-µXRF spectrometer for elemental analysis with high spatial resolution for investigation of works of art, in particular.

        OES-spark, or optical emission spectrometers (OES), are the ideal instruments for analyzing all types of metals. From pure metals trace analysis to high alloyed grades, OES-spark covers the complete range from sub-ppm to percentage levels. All relevant elements can directly be analyzed simultaneously. The technology uses an arc discharge to be ignited between an electrode and the compact metal sample, acting as a counter electrode. The sample surface is remelted, and applying energy causes atoms to jump to a higher orbit. Upon falling back, energy is released in the form of light. Atoms of a certain element emit light of specific wavelengths. Dispersing this light by means of a grating or prism into a spectrum allows the separation of wavelengths. By using very thin exit slits and photomultipliers the light of a distinct wavelength can be quantified. Certified standards are used to convert obtained light intensities into concentrations. Our OES-spark systems use the latest detector technology to offer fast and accurate read-outs. Currently we offer the following models:

Product	Description
Q6 COLUMBUS	Small bench-top vacuum spectrometer offering time-resolved spectroscopy. Suited for single-base applications in foundries, die-casters, secondary smelters and many other metal businesses.
Q8 MAGELLAN
Stationary vacuum spectrometer with high-resolution 750 mm optical system. Equipped with all features necessary for optimized analysis of all types of metals. From single to multi-base applications, the system offers a maximum of 128 channels.
Q8 CORONADO
A fully automated metal analyzer that helps to reduce sample turnaround times and ensures consistent analytical quality. Available in different configurations for ferrous and non-ferrous applications. Incorporates our flagship OE spectrometer MAGELLAN within the automation system for enhanced performance.
Q4 TASMAN	A benchtop CCD-based OES-spark offers simple routine handling, optimal analytical performance and cost effective operation with minimal maintenance.

        Bruker AXS also distributes products manufactured by or in combination with others, such as a Bruker AXS instrument combined with a nuclear magnetic resonance (NMR) instrument manufactured by Bruker BioSpin or an FT-IR interferometer manufactured by Bruker Optics. Sales of such systems include sales in combination with a Bruker AXS instrument as well as sales of standalone systems. Bruker AXS typically sells these systems in countries where our affiliates do not have a presence, including South Africa, Poland and Brazil. Sales of these systems contributed revenue of $21.8 million, $7.6 million and $6.8 million in 2007, 2006 and 2005, respectively.

Bruker AXS' Aftermarket

        In addition to system and solution sales, Bruker AXS generates revenues from sales of service, consumables and related products. Bruker AXS' aftermarket sales contributed revenue of $59.7 million, $47.3 million and $34.1 million in 2007, 2006 and 2005, respectively. Given the demands our products face in the field, general maintenance and replacement of consumables such as X-ray tubes and other parts is routine. We supply a large quantity of replacement X-ray tubes to customers over the lives of our systems. Upon expiration of the warranty period, we generate service revenues from our customers through service contracts, repair calls, training and other support services. Service revenue is generated either through post-warranty service contracts or on-demand service calls. The number of customers entering into service contracts varies by geographic region.

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

Bruker Daltonics

        Bruker Daltonics has developed a suite of mass spectrometry instruments that address a wide range of life sciences applications. Mass spectrometry is the method of choice for primary structure analysis, including the determination of amino acid sequence and post-translational modifications and protein quantification. As a result, mass spectrometry is a key enabling technology of the expression proteomics laboratory. Mass spectrometers are also increasingly used for the discovery of peptide, protein or metabolite biomarkers and panels or patterns of biomarkers. These biomarkers can be used for toxicity screening or to assess drug efficacy in pre-clinical trials in pharmaceutical drug development. They are also used in clinical research and validation studies in an effort to develop the emerging field of protein molecular diagnostics.

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

Product	Description
ultraflex III™ TOF/TOF	High throughput protein identification by MALDI-TOF using peptide mass fingerprinting, followed by more detailed protein characterization via further fragmentation and secondary TOF/TOF detection.
autoflex III™ TOF/TOF
Vertical and relatively compact system which enables high throughput routine protein identification by MALDI-TOF peptide mass fingerprinting, immediately followed by more detailed protein characterization using MALDI-TOF/TOF tandem mass spectrometry on the same sample.
autoflex III™
MALDI-TOF instrument designed for industrial biology, used in SNP analysis and proteomics. Incorporates various performance, electronics and software enhancements, and can be optionally upgraded on-site to full TOF/TOF capabilities.
microflex LT™	Compact benchtop MALDI-TOF mass spectrometer for clinical proteomics and routine analysis of peptides, proteins and other large molecules.
microflex™	Compact, research-grade benchtop MALDI-TOF mass spectrometer with gridless design of reflectron and microScout ion source for expression proteomics and clinical proteomics.
OEM MALDI-TOF for Sequenom Compact MassArray system	A benchtop, medium throughput linear MALDI-TOF designed and manufactured by us for various DNA and RNA analysis methods developed and distributed by Sequenom, Inc.

        These products can also utilize our AnchorChip microarrays that prepare samples for analysis. These microarrays employ patented microfluidics technology that improves sensitivity and reduces analysis time per sample by concentrating, or "anchoring," the sample in a precisely defined location.

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

Product	Description
micrOTOF™-Q II	A compact benchtop system that offers fast, high resolution and accurate LC/MS/MS performance with our SmartFormula 3-D method for automated unambiguous molecular formula determination.
micrOTOF™
Benchtop system with high resolution of 15,000 FWHM across a broad mass range for small molecule accurate mass measurement and automated candidate molecular formula determination, as well as peptide biomarker discovery from plasma and serum samples.

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

FTMS for further ion dissociation, top-down proteomics tools, and ultra-high resolution detection. We currently offer the following FTMS systems:

Product	Description
apex® ultra	Easy-to-use, compact hybrid Q-q-FTMS proteomics platform with the Apollo II high-sensitivity ion source and integrated electron capture dissociation tools for "top-down" proteomics, in which intact proteins are analyzed, and "bottom-up" proteomics, which involves enzymatically digesting proteins into peptides and identifying the protein from measurement of the peptides. Small molecule and drug imaging solutions available with smartbeam™ laser technology for drug development, biological and clinical research.
Magnets, 7-15 tesla
The apex® ultra can be configured with one of several magnet options ranging in fields from 7-15 tesla (we purchase these magnets from Varian/Magnex or from our affiliate, Bruker BioSpin). Infrared multiphoton dissociation (IRMPD) is also available as an option.

        ITMS systems collect all ions simultaneously, which improves sensitivity relative to previous quadrupole mass spectrometers. Ion trap mass spectrometers are particularly useful for: (a) sequencing and identification based on peptide structural analysis; (b) quantitative liquid chromatography mass spectrometry; (c) identification of combinatorial libraries; and (d) generally enhancing the speed and efficiency of the drug discovery and development process. We currently offer the following ITMS systems:

Product	Description
HCTultra PTM Discovery System™	Ion trap system with electron transfer dissociation (ETD) fragmentation for post-translational modifications (PTM) of peptides and protein discovery and characterization, based on our HCTultra™.
HCTultra™
The HCTultra provides optimal ion trap performance in terms of sensitivity, speed and mass accuracy providing enhanced proteomics and metabolomics data quality and gain per unit time for LC-MS(MS) applications. ETD II module available for ultra-sensitive analysis of PTMs, such as phosphorylations or glycosylations, up to 12 kDa proteins.
HCTplus	High capacity trap, or HCT, with enhanced ion transmission, storage and detection capabilities and very fast scan speeds.
HCT™	Combines high ion storage capacity with fast scan modes for small molecule analysis as well as proteomics.
esquire6000™
Ion trap system provides standard and high performance MS and MS(n) for liquid chromatography mass spectrometry applications in drug discovery, drug development, academic research and general LC/MS/MS with an m/z range up to 6,000.

esquire4000™
Ion trap system provides standard and high performance MS and MS(n) for liquid chromatography mass spectrometry applications in drug discovery, drug development, academic research and general LC/MS/MS with an m/z range up to 4,000.
LC/MSD Trap	Various OEM ion traps.

        Our mass spectrometers can be combined with solutions packages and sample preparation robots designed to enhance throughput of genomics, proteomics and metabonomics analysis, as well as the identification of infectious organisms. Sales of our solutions packages and sample preparation robots are included in combination of sales from our four mass spectrometry platforms, as well as partly in our aftermarket business. We currently offer the following solution packages:

Product	Description
ClinProt™	Provides a set of tools for the preparation, measurement and visualization of peptide and protein biomarkers for clinical proteomics.
Proteineer™
Integrates our mass spectrometers with robotics and bioinformatics to deliver maximum productivity in high throughput and high information content expression proteomics, including spot picking from 2-D gels into 96 and 384 micro well plates, automated digestion of proteins, sample preparation for mass spectrometric analysis, and data interpretation.
Metabolic Profiler™ NMR/TOF
Combines the structural and quantitative strengths of nuclear magnetic resonance, or NMR, and the sensitivity and exact mass capabilities of ESI-TOF mass spectrometry in an integrated hardware and processing software platform to create an integrated system for metabolic research and drug development. This system is co-marketed with Bruker BioSpin.
PROTEINEER sp™	The PROTEINEER sp robot enables automated spot picking from 2-D gels into 96 and 384 micro well plates.
PROTEINEER dp™	The PROTEINEER dp robot enables automated protein digestion and preparation of AnchorChip targets for MALDI-TOF analysis.
ProteinScape™	Organizes all relevant data for larger expression proteomics projects, including gel data, mass spectra, process parameters, and search results.
T5000	Developed by Isis Pharmaceuticals, the T5000 can identify, classify and quantify a broad range of pathogens.

Chemical, Biological, Radiological and Nuclear (CBRN) Detection

        We sell a wide range of portable analytical and bioanalytical detection systems and related products for CBRN detection. Our customers use these devices for nuclear, biological agent and chemical agent defense applications, anti-terrorism, law enforcement and process and facilities monitoring. Our CBRN detection products use many of the same technology platforms as our life science products, as well as additional technologies, including infrared remote detection and ion mobility spectrometry for handheld chemical detectors. We also provide integrated, comprehensive detection suites which include our multiple detection systems, consumables, training and simulators. We currently offer the following systems:

Product	Description
EM640™ Series	Transportable GC-MS for emergency response.
E2M, MM-1 and MM-2	Mobile MS for automatic detection of chemical substances.
OPAG 33™	Remote infra-red sensor for atmospheric pollutants.
RAID™ Series	Portable and stationary automated ion mobility detectors for chemical agents and toxic industrial chemicals detection.
RAPID™ (HAWK™)	Long-range infrared detector for chemical substance clouds.
SVG-2™	Solid-state radiation detector.

Bruker Daltonics' Aftermarket

        In addition to system and solution sales, Bruker Daltonics generates revenue from consumables, automation and separation products, training and services, and bioinformatics and software. Bruker Daltonics' aftermarket sales contributed revenue of $27.4 million, $28.6 million and $30.6 million in 2007, 2006 and 2005, respectively. We sell consumables for preparing, purifying and processing samples prior to mass spectrometric analyses as well as consumables for collecting samples for CBRN detection.

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

Bruker Optics

        Bruker Optics manufactures and distributes research, analytical and process analysis instruments based on infrared (IR), near-infrared (NIR), Raman and time-domain magnetic resonance (TD-NMR) spectroscopy. These products are utilized in industry, government and academia for a wide range of applications and solutions for life science, pharmaceutical analysis, food and agricultural analysis in research and development, quality control and process analysis applications. As with all spectroscopic techniques, vibrational spectroscopy can be used to identify a compound and to investigate the composition of a sample. Bruker Optics utilizes Fourier Transform (FT-IR, FT-NIR and FT-Raman) and the dispersive (Raman) measurement techniques on an extensive range of laboratory and process spectrometers. Infrared spectroscopy is a type of absorption spectroscopy that uses the infrared part of the electromagnetic spectrum. Raman spectroscopy relies on the Raman scattering of a monochromatic light that yields similar and complementary analytical information. Infrared and Raman spectroscopy are widely used in both research and industry as a simple, rapid, non-destructive and reliable technique for applications ranging from basic sample identification and quality control to advanced research. The Bruker Optics' product line is complemented by a wide range of sampling accessories and techniques which include microanalysis, high-throughput screening and many others, to help users find the best suitable solution to analyze their samples effectively.

        Bruker Optics systems are based on the following four core technology applications:

  •
  FT-IR—Fourier transform infrared spectroscopy is an interferometry-based IR technology;

  •
  FT-NIR—Fourier transform near infrared spectroscopy;

  •
  FT Raman—Raman spectroscopy is the measurement of the wavelength and intensity of inelastically scattered light from molecules, utilizing an interferometry-based technology; and

  •
  Dispersive Raman—Raman spectroscopy is the measurement of the wavelength and intensity of inelastically scattered light from molecules, utilizing a grating-based technology.

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

Product	Description
ALPHA Series	Entry level, FT-IR spectrometer designed for routine QA/QC and teaching purposes.
TENSOR™ Series	Routine to research spectrometer designed for use in analytical laboratories, research and quality control.
VERTEX Series	Routine to research level instruments designed for demanding R&D experiments such as high resolution, ultra fast rapidscan and step-scan. Spectral ranges include very Far IR to UV/vis measurements.
IFS 125HR
The IFS 125HR is designed for high-resolution spectroscopy laboratories. In either absorption or emission mode, the IFS 125HR can resolve highly complex spectra into discrete lines for recognition and spectral assignment.
HYPERION™ Series	The HYPERION™ series FT-IR microscopes are for infrared microanalysis and chemical imaging.
IRcube™	Compact, process ready OEM instrument, ideal for fiber optic coupling and gas cells.
OPAG 22	The Open Path Gas Analyzer (OPAG 22) is for remote sensing of hazardous atmospheric compounds. The system performance allows real-time field screening analysis.

        FT-NIR, or Fourier transform near infrared spectroscopy, is a more recent addition to laboratory NIR technologies. This technological advancement is heavily utilized in the pharmaceutical, food/agriculture and chemical industries. Given that FT-NIR instruments measure the entire spectrum simultaneously, they are faster and more sensitive, with lower noise levels. The inherent design of an FT-NIR system also provides for an internal calibration on every scan and it is ideal for process environments. The pharmaceutical industry is the leading user of FT-NIR instruments, and applications include quality control, research and development, and process analytical technology. The food and agricultural industry is the second largest user of FT-NIR instrumentation, with much of its demand derived from the large installed base of conventional dispersive NIR systems that have long been used in that area. We currently offer the following FT-NIR solutions:

Product	Description
MPA™	Combines multiple sampling techniques of Near Infrared spectroscopy into a single unit for analyzing solids, liquids, powders and tablets.
MATRIX™-F
A versatile instrument with applications ranging from raw material identification to quality control of finished products. It can be used as a standalone system for method development and then move directly into a process application and designed to withstand harsh environments.
MATRIX™-I
FT-NIR spectrometer designed for QA/QC analysis and is equipped with an integrating sphere in the sampling area which permits fast and easy analysis using the diffuse reflectance technique. Samples can be measured directly in their containers or poured into standard cups. This method of measuring large amounts of materials is particularly useful for analyzing inhomogeneous samples or large particle size items such as grains or seeds.

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

Product	Description
RAM II	The RAM II module is a dual channel FT-Raman accessory for Bruker Optics FT-IR spectrometers and is designed for researchers who seek flexibility of using different Raman laser wavelengths in combination with FT-IR spectroscopy.
RamanScopeIII	The RamanScope FT-Raman Microscope's high throughput optics and liquid nitrogen cooled Germanium detector offers ultra-low signal detection with minimal noise assuring excellent sensitivity.
RamSys™
The FT-Raman spectrometer RamSys™ is a dedicated Raman System for analytical process control applications. Rugged components, such as hazardous environment protected Raman probes, and the industrially hardened spectrometer parts makes the RamSys™ ideal for use in process environments.
RFS 100/S
The RFS 100/S provides flexible sample handling and high FT-Raman performance. Solid, liquid, and even gaseous samples can be measured in RFS 100/S' large sample compartment by using the variety of sample holders. A wide range of advanced sampling accessories are also available for research applications, as well as automatic sample changers of different sizes to optimize sample throughput in industrial laboratories.

        Dispersive Raman spectroscopy is the measurement of the wavelength and intensity of inelastically scattered light utilizing grating technology. The Raman scattered light occurs at wavelengths that are shifted from the incident light by the energies of molecular vibrations. Dispersive Raman technology can utilize a wide range of laser lines such as 488, 532, 633, and 785 nm, for a broad range of applications. Like FT-IR, the Raman spectrum provides information on molecular structure. The mechanism of Raman scattering is different from that of infrared absorption, in that Raman and IR spectra provide complementary information. Typical applications are in structure determination, qualitative analysis and quantitative analysis. Raman is useful for the identification of both organic and inorganic compounds and functional groups. It is a non-destructive technique, and can be used for the analysis of both liquids and solid surfaces. Raman is well suited for use in the polymer and pharmaceutical industries, and has applications in the metals, electronics, semiconductor and pulp and paper industries. The technique also has applications in the life sciences, forensics and artwork authentication. We currently offer the following Dispersive Raman solutions:

Product	Description
SENTERRA	The SENTERRA Dispersive Raman Microscope was designed to provide high performance in a compact and flexible platform and is a confocal system that can accommodate multiple excitation wavelengths with the highest possible spatial resolution.
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
SURE_SPECTRUM	The SURE_SPECTRUM is an OEM dispersive raman imaging spectrograph and scanning monochromator that features dual exit ports for flexibility.

        Bruker Optics also distributes bench-top time-domain nuclear magnetic resonance (TD-NMR) systems that use low-field non-superconducting magnets for quality control, process analysis and other applications. These systems are developed and manufactured by Bruker BioSpin Corporation.

Bruker Optics' Aftermarket

        In addition to system and solution sales, Bruker Optics generates revenues from sales of service, consumables and related products. Bruker Optics' aftermarket sales contributed revenue of $20.5 million, $16.6 million and $13.1 million in 2007, 2006 and 2005, respectively. Given the demands our products face in the field, general maintenance and replacement of certain parts is routine. Upon expiration of the warranty period, we generate service revenues from our customers through service contracts, repair calls, training and other support services. Service revenue is generated either through post-warranty service contracts or on-demand service calls. The number of customers entering into service contracts varies by geographic region.

        In addition to providing service, consumables and replacement parts, we generate recurring revenue through the sale to our customers of a variety of accessory items, including software packages. We also provide system upgrades to customers who desire to upgrade, rather than replace, older systems.

Research and Development

        We commit substantial capital and resources to internal and collaborative research and development projects in order to provide innovative products and solutions to our customers. We conduct research primarily to enhance system performance and improve the reliability of existing products, and to develop new innovative products and solutions. We expensed $58.5 million, $50.0 million and $47.5 million in 2007, 2006, and 2005, respectively, for research and development purposes. Our research and development efforts are conducted for the relevant products within Bruker AXS, Bruker Daltonics, and Bruker Optics as well as in collaboration on areas such as microfluidics, automation and workflow management software.

        Bruker AXS maintains technical competencies in core X-ray technologies and capabilities, including detectors used to sense X-ray diffraction patterns, X-ray sources and optics that generate and focus the X-rays, robotics and sample handling equipment which hold and manipulate the experimental material, and software that generates the structural data. Recent projects included refining next generation high brilliancy optics and microsources, developing new high power X-ray sources for X-ray diffraction and protein crystallography applications, developing a system with combined XRD and Raman technology for applications in high throughput combinatorial analysis, developing a new large solid angle, high resolution, high throughput energy dispersive (ED) X-ray detector for microanalysis, creating a high sensitivity area detector system and developing other solution-based technologies and software applications. In the past, Bruker AXS has accepted some sponsored research contracts, mainly from private sources. The research and development performed by Bruker AXS is conducted primarily at our facilities in Madison, WI, U.S.A., Karlsruhe, Germany, Kalkar, Germany, Kennewick, WA, U.S.A., and Yokohama, Japan.

        Bruker Daltonics maintains technical competencies in core mass spectrometry technologies and capabilities, including MALDI and ESI ion sources; TOF, TOF/TOF, and MS analyzers; bioinformatics; and software. The research and development performed by Bruker Daltonics is conducted primarily at our facilities in Billerica, MA, U.S.A., Bremen, Germany, and Leipzig, Germany. Bruker Daltonics also accepts some sponsored research contracts from external agencies such as government or private sources. Historically, we have been the recipient of significant government grants from the German and United States governments for various projects for early-stage research and development. We have generally retained at least non-exclusive rights to any items or enhancements we develop under these grants. The German government requires that we use and market technology developed under grants in order to retain our rights to the technology. In 2007, 2006, and 2005, Bruker Daltonics received government-sponsored research and development grants in the amounts of $0.7 million, $1.2 million and $2.1 million, respectively.

        Bruker Optics maintains technical competencies in core vibrational spectroscopy technologies and capabilities, including FT-IR, FT-NIR, FT-Raman and Dispersive Raman. The research and development performed by Bruker Optics is conducted primarily at our facilities in Ettlingen, Germany and The Woodlands TX, U.S.A. Recent advancements include an application to detect counterfeit drugs in conjunction with the Chinese State Food and Drug Administration. Another recent development is the ALPHA FT-IR, which is Bruker Optics' smallest FT-IR and is based on our patented and permanently aligned ROCKSOLID interferometer design. In the past, Bruker Optics has accepted some sponsored research contracts, mainly from the German government.

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

        Bruker Daltonics competes with a variety of companies that offer mass spectrometry-based systems. Bruker Daltonics' competitors in the life sciences area include Applied Biosystems/MDS Sciex, Agilent, GE-Healthcare, Waters, Thermo Fisher Scientific (which includes Finnigan), Shimadzu/Kratos, Hitachi, JEOL and various automation companies. Bruker Daltonics' CBRN detection customers are highly fragmented, and we compete with a number of companies in this area, of which the most significant competitor is Smith Detection in the U.K.

        Bruker Optics competes with a variety of companies that offer molecular spectrometry-based systems, including Thermo Fisher Scientific (which includes Nicolet), PerkinElmer, Varian, Foss, ABB Bomen, Renishaw, Buchi, Shimadzu, JEOL and Oxford Instruments. There are also several smaller companies we compete with, specializing in various markets we sell to.

        We also compete with other companies that provide analytical or automation tools based on other technologies. These technologies may prove to be more successful in meeting demands in the markets that our products and solutions serve. In addition, other companies may choose to enter our fields in the future. We believe that the principal competitive factors in our markets are technology base applications expertise, product specifications and functionality, marketing expertise, distribution capability, proprietary patent portfolios, cost and cost effectiveness.

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

        We also utilize indirect sales channels to reach customers. We have various international distributors and independent sales representatives, including affiliated companies and various representatives in parts of Asia, Latin America and Eastern Europe. These distributors provide coverage in areas where we do not have direct sales personnel. In addition, we have adopted a distribution business model where we engage in strategic distribution alliances with other companies to address certain market segments. Bruker Daltonics maintains primary distribution alliances with Agilent and Sequenom. As part of its strategic alliance with Agilent, Bruker Daltonics manufactures an ion trap mass spectrometer which Agilent incorporates into its liquid chromatography mass spectrometry systems for distribution into various markets. Through Sequenom, Bruker Daltonics sells medium throughput MALDI-TOF mass spectrometers into clinical genomics markets for medium throughput DNA and SNP analysis. Bruker AXS' KeyMaster Technologies subsidiary sells handheld OEM XRF systems via a third party, which incorporate proprietary detectors, software and application methods of the third party.

Sales Cycle

        Bruker AXS.    The typical sales cycle for Bruker AXS' products is anywhere from a few days for handheld systems to six to twenty-four months for other products. The sales cycle is three to twenty-four months for academic products and six weeks to twelve months for industrial products. The length of Bruker AXS' sales cycles is dependent primarily on the budgeting cycles of its customers.

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

        Bruker Optics.    The typical sales cycle for Bruker Optics' products is three to six months. The sales cycle can be significantly longer for larger-scale orders, such as the order with the Chinese State Food and Drug Administration, which we were awarded in December 2005.

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

        Bruker Daltonics is a party to an agreement dated as of August 10, 1998, with Indiana University's Advanced Research and Technology Institute (IU-ARTI), which is the technology transfer arm of Indiana University, pursuant to which we have been granted an exclusive license to specified patent rights and products including three patents that relate to time-of-flight mass spectrometry. We pay IU-ARTI royalties under this agreement and have agreed to allow IU-ARTI to utilize any improvements that we make to the licensed products for research and educational purposes on a non-exclusive, royalty-free basis. IU-ARTI may terminate the agreement if we default on our obligations or become bankrupt. We may terminate the agreement with six months notice. The license granted by the agreement expires at the later of August 10, 2008, or expiration of the licensed patent rights. In connection with a previous collaboration agreement between Bruker Daltonics and IU-ARTI,

IU-ARTI has agreed to perform experiments for Bruker Daltonics, as requested, in exchange for a flat fee and a percentage fee of any sales of products developed for us by IU-ARTI.

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

        Our management considers Bruker BioSciences, Bruker AXS, Bruker Daltonics, and Bruker Optics to be our material trademarks.

        We are a party to various government contracts. Under some of these government contracts, the government may receive license or similar rights to intellectual property developed under the contract. However, under government contracts we enter we generally receive no less than non-exclusive rights to any items or technologies we develop.

Manufacturing and Supplies

        Several of our manufacturing facilities are certified under ISO 9001:2000, the most rigorous of the international quality standards. We manufacture and test our X-ray and OES products at our facilities in Madison, WI, U.S.A., Karlsruhe, Germany, Berlin, Germany, Kalkar, Germany, Kennewick, WA, U.S.A., and Yokohama, Japan. We manufacture and test our mass spectrometry products, including CBRN detection products, at our facilities in Billerica, MA, U.S.A., Bremen, Germany, and Leipzig, Germany. In addition, we manufacture and test our molecular spectroscopy products at our facilities in Billerica, MA, U.S.A., The Woodlands, TX, U.S.A., and Ettlingen, Germany. Manufacturing processes at our facilities in Germany include all phases of manufacturing, including machining, fabrication, subassembly, system assembly, and final testing. Our other facilities primarily perform high-level assembly, system integration, and final testing. We are insourcing the manufacturing of critical components to ensure in-house key competence.

        We purchase material and components from various suppliers that are either standard products or built to our specifications. We obtain some of the components included in our products from a limited group of suppliers or from a single-source supplier for items such as CCD area detectors, X-ray tubes, magnets, ion traps, robotics and infrared optics, among other things. In 1998, Bruker AXS commenced collaboration with Fairchild Imaging, Inc. for the development of charge coupled device (CCD) area detectors for use in chemical and biological X-ray crystallography. While Fairchild Imaging owns the chip included in the detector, Bruker AXS has exclusive rights for use of the chip in the SCD and XRD fields, subject to minimum purchase requirements. Bruker AXS also owns the rights to the camera in which the chip is placed. In addition, Bruker AXS' new detector family is based on Bruker AXS' proprietary MikroGap™ technology. Bruker AXS has an ongoing collaboration and joint development project with the Siemens AG X-ray tube division (now Siemens Medical Solutions Vacuum Technology Division) in Germany for the development of X-ray tubes. The Bruker AXS subsidiaries Bruker AXS Microanalysis GmbH, Bruker-Quantron and KeyMaster Technologies presently procure certain key X-ray detector chips, certain OES optical detectors and certain miniaturized X-ray sources, respectively, from single-source suppliers. Bruker Daltonics has historically purchased a substantial portion of its magnets from a single supplier, Varian/Magnex, and also obtains certain key components for the manufacture of its ion traps from Agilent, the sole supplier of these components. Bruker Daltonics also sources certain FTMS electronic modules from Bruker BioSpin.

Government Contracts

        We are a party to various government contracts. Under some of these government contracts, the government may receive license or similar rights to intellectual property developed under the contract. However, under government contracts we enter we generally receive no less than non-exclusive rights to any items or technologies we develop. Although we transact business with various government agencies, we believe that no government contract is of such magnitude that a renegotiation of profits or termination of the contract or subcontracts at the election of the government would have a material adverse effect on the our financial results.

Government Regulation

        We are required to comply with federal, state, and local environmental protection regulations. We do not expect this compliance to have a significant impact on our capital spending, earnings, or competitive position.

        Prior to introducing a product in the U.S., Bruker AXS provides notice to the Food and Drug Administration, or FDA, in the form of a Radiation Safety Abbreviated Report, which provides identification information and operating characteristics of the product. If the FDA finds that the report is complete, it provides approval in the form of what is known as an accession number. Bruker AXS may not market a product until it has received an accession number. In addition, Bruker AXS submits an annual report to the FDA that includes, among other things, the radiation safety history of all products it sells in the U.S. Bruker AXS is required to report to the FDA incidents of accidental exposure to radiation arising from the manufacture, testing or use of any of its products. Bruker AXS also reports to state governments which products it sells in their states. For sales in Germany, Bruker AXS registers each system with the local authorities. In some countries where Bruker AXS sells systems, Bruker AXS uses the license we obtained from the federal authorities in Germany to assist it in obtaining a license from the country in which the sale occurs. In addition, as indicated above, we are subject to various other foreign and domestic environmental, health and safety laws and regulations in connection with our operations. Apart from these areas, we are subject to the laws and regulations generally applicable to businesses in the jurisdictions in which we operate.

        Bruker AXS possesses low-level radiation materials licenses from the Nuclear Regulatory Commission for its facility in Madison, Wisconsin, from the local radiation safety authority, Gewerbeaufsichtsamt Karlsruhe, for its facility in Karlsruhe, Germany, from the local radiation safety authority, Ministerie van Volkshuisvesting, Ruimtelijke Ordening en Miliuebeheer, for its facility in Delft, the Netherlands, and from the local radiation safety authority, Kanagawa Prefecture, for its facility in Yokohama, Japan, as well as from various other countries in which it sells its products. Bruker Daltonics possesses low-level radiation licenses for facilities in Billerica, MA, U.S.A., and Leipzig, Germany. The U.S. Nuclear Regulatory Commission also has regulations concerning the exposure of our employees to radiation.

Working Capital Requirements

        To effectively operate our business, we are required to hold significant demonstration inventory and systems shipped but not yet accepted by the customer, or finished goods in-transit. We have well-equipped application and demonstration facilities and qualified application personnel who assist customers and provide product demonstrations in specific application areas. We maintain our primary demonstration facilities at our production facilities as well as in key markets elsewhere. In total, we held $19.8 million and $14.7 million of demonstration inventory at December 31, 2007 and 2006, respectively. In addition, we recognize revenue from system sales upon customer acceptance. As a result, a significant percentage of our inventory represents systems shipped but not yet accepted by the customer. Such finished goods in-transit were $34.4 million and $24.1 million at December 31, 2007 and 2006, respectively. There are no credit terms extended to customers that would have a material adverse effect on our working capital.

Employees

        As of December 31, 2007 and 2006, we had 2,212 and 1,905 full-time and part-time employees worldwide, respectively. Of these employees, 420 and 373 were located in the United States as of December 31, 2007 and 2006, respectively. The employees based outside the U.S. are located primarily in Europe.

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

Available Information

        Our website is located at www.bruker.com. We make available free of charge through this website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with or furnished to the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC.

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

We may be unable to integrate successfully the businesses of the Bruker BioSpin Group and the combined company may not realize the anticipated benefits of the acquisition because of integration difficulties and other challenges.

        The success of our combination with the Bruker BioSpin Group will depend, in part, on our ability to realize the anticipated synergies, cost savings and growth opportunities from integrating the business of the Bruker BioSpin Group with the business of Bruker Corporation. Our success in realizing these benefits and the timing of this realization depends upon the successful integration of the operations of the Bruker BioSpin Group. The difficulties of combining the operations of the companies of the

Bruker BioSpin Group with those of Bruker Corporation's operating subsidiaries, Bruker AXS, Bruker Daltonics and Bruker Optics, include, among others:

  •
  consolidating research and development operations while preserving the research and development activities and important relationships of each of the operating subsidiaries;

  •
  retaining key employees;

  •
  consolidating corporate and administrative infrastructures;

  •
  integrating and managing the technology of the companies; and

  •
  minimizing the diversion of management's attention from ongoing business concerns.

        It is possible that the integration process could result in the loss of key employees, the disruption or interruption of, or the loss of momentum in, the Company's ongoing businesses or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers and employees or our ability to achieve the anticipated benefits of the combination, or could reduce our earnings or otherwise adversely affect the business and financial results of the combined company.

The Bruker BioSpin Group has always operated as a private company and does not have in place the financial organization, reporting and controls necessary for a public company.

        Since its formation, the recently acquired Bruker BioSpin Group has always operated as a private company. It has never put in place the financial organization, reporting and controls which are required for a U.S. public company. The cost of implementing this type of financial organization, reporting and controls may be significant, and compliance with U.S. public company requirements, including those implemented as part of the Sarbanes-Oxley Act 2002, may have an adverse effect on the operations of the combined company. If those limitations caused us to miss a reporting deadline or otherwise not comply with an applicable law or regulation, we might, among other things, be unable to use a Form S-3 registration statement for twelve months, have a material weakness in our internal controls or violate our bank covenants.

Our Bruker BioSpin subsidiary operates in a mature market and has achieved a high market share and, as a result, the potential for future growth may be limited.

        The markets for NMR, research MRI and EPR are well established. Our Bruker BioSpin subsidiary has high market share and, as a result, future growth may be limited to the growth of the overall market for NMR, research MRI and EPR products. While this growth has been steady when measured over long time periods, future growth may depend on new applications developed by academic and industrial customers, and in most cases is outside our control.

If our products fail to achieve and sustain sufficient market acceptance across their broad intended range of applications, we will not generate expected revenue.

        Our business strategy depends on our ability to successfully commercialize a broad range of products based on mass spectrometry, vibrational spectroscopy, X-ray technology, magnetic resonance core technology and superconducting magnet technology for use in a variety of life science, chemistry and materials analysis applications. Some of our products have only recently been commercially launched and have achieved only limited sales to date. The commercial success of our products depends on our obtaining continued and expanding market acceptance of our products by our diverse industrial, academic, medical research and governmental customers around the world. We may fail to achieve or sustain substantial market acceptance for our products across the full range of our intended applications or in one or more of our principal intended applications. Any such failure could decrease our sales and revenue. To succeed, we must convince substantial numbers of potential customers to invest in new systems or replace their existing techniques with mass spectrometry, vibrational spectroscopy, X-ray and magnetic resonance techniques employing our systems. Limited funding available for capital acquisitions by our customers, as well as our customers' own internal purchasing approval policies, could hinder market acceptance of our products. Our intended customers may be reluctant to make the substantial capital investment generally needed to acquire our products or to incur the training and other costs involved with replacing their existing systems with our products. We also may not be able to convince our intended customers that our systems are an attractive and cost-effective alternative to other technologies and systems for the acquisition, analysis and management of molecular information. Because of these and other factors, our products may fail to gain or sustain market acceptance.

Our products compete in markets that are subject to rapid technological change, and one or more of the technologies underlying our products could be made obsolete by new technology.

        The market for discovery and analysis tools is characterized by rapid technological change and frequent new product introductions. Rapidly changing technology could make some or all of our product lines obsolete unless we are able to continually improve our existing products and develop new products. Because substantially all of our products are based on mass spectrometry, vibrational spectroscopy, X-ray technology, and magnetic resonance technology, we are particularly vulnerable to any technological advances that would make certain of these techniques obsolete as the basis for analytical systems in any of our markets. To meet the evolving needs of our customers, we must rapidly and continually enhance our current and planned products and services and develop and introduce new products and services. In addition, our product lines are based on complex technologies which are subject to rapid change as new technologies are developed and introduced in the marketplace. We may have difficulty in keeping abreast of the rapid changes affecting each of the different markets we serve or intend to serve. If we fail to develop and introduce products in a timely manner in response to changing technology, market demands or the requirements of our customers, our product sales may decline, and we could experience significant losses.

Our debt may adversely affect our cash flow and may restrict our investment opportunities or limit our activities.

        In connection with the Bruker BioSpin acquisition, our overall debt level increased from $38.1 million at December 31, 2007, to approximately $390.0 million at such date on a pro forma basis after giving effect to the financing of the acquisition. Our leverage could have negative consequences, including increasing our vulnerability to adverse economic and industry conditions, limiting our ability to obtain additional financing and limiting our ability to acquire new products and technologies through strategic acquisitions.

        Our ability to satisfy our obligations depends on our future operating performance and on economic, financial, competitive and other factors beyond our control. Our business may not generate sufficient cash flow to meet these obligations. If we are unable to service our debt or obtain additional financing, we may be forced to delay strategic acquisitions, capital expenditures or research and development expenditures. We may not be able to obtain additional financing on terms acceptable to us or at all.

        Additionally, the agreements governing our debt require that we maintain certain financial ratios, and contain affirmative and negative covenants that restrict our activities by, among other limitations, limiting our ability to incur additional indebtedness, make investments, create liens, sell assets and enter into transactions with affiliates. The covenants in our credit agreement include a maximum debt-to-EBITDA ratio and a minimum interest coverage ratio.

        Our ability to comply with these financial restrictions and covenants is dependent on our future performance, which is subject to prevailing economic conditions and other factors, including factors that are beyond our control such as foreign exchange rates and interest rates. Our failure to comply with any of these restrictions or covenants may result in an event of default under the applicable debt instrument, which could permit acceleration of the debt under that instrument and require us to prepay that debt before its scheduled due date.

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

We face substantial competition.

        We face substantial competition and we expect that competition in all of our markets will increase further. Currently, our principal competition comes from established companies providing products using existing technologies, including mass spectrometry, X-ray technology, OES technology, vibrational spectroscopy, CBRN detection technologies, TD-NMR technologies and other technologies, which perform many of the same functions for which we market our products. Other companies also may choose to enter our fields in the future. Our competitors may develop or market products that are more effective or commercially attractive than our current or future products or that may render our products obsolete. Competition has in the past and is likely in the future to subject our products to pricing pressure. Many of our competitors have more experience in the market and substantially greater financial, operational, marketing and technical resources than we do which could give them a competitive edge in areas such as research and development, production, marketing and distribution. Our ability to compete successfully will depend, in part, on our ability to develop proprietary products that reach the market in a timely manner and are technologically superior to, less expensive than, or more cost-effective than, other currently marketed products.

Our operations are dependent upon a limited number of suppliers and contract manufacturers.

        We currently purchase components used in our products from a limited number of outside suppliers. Our reliance on a limited number of suppliers could result in time delays associated with redesigning a product due to an inability to obtain an adequate supply of required components and reduced control over pricing, quality and timely delivery. Any of these factors could adversely affect our revenues and profitability. For example, we currently purchase key components used in our mass spectrometry, vibrational spectroscopy and X-ray systems from certain suppliers. In particular, Bruker AXS obtains a sophisticated chip for use in its CCD detectors from Fairchild Imaging which, to Bruker AXS' knowledge, is the only source of a chip of this size and quality. The X-ray microanalysis business of Bruker AXS, which manufactures and sells accessories for electron microscopes, is partially dependent on cooperation from larger manufacturers of electron microscopes. Additionally, Bruker Daltonics purchases certain magnets from a single supplier, Varian/Magnex, and also obtains certain key components for the manufacture of its ion traps from Agilent, the sole supplier of these components. Our Bruker-Quantron subsidiary purchases certain optical detectors from a single supplier, PerkinElmer, Inc., the sole supplier of certain detector components. Bruker Optics purchases its focal plane array detectors from a single supplier, Lockheed Martin Corporation. Similarly, our Bruker

BioSpin subsidiary obtains various components from sole or limited source suppliers. There are limited, if any, available alternatives to these suppliers. The existence of shortages of these components or the failure of delivery with regard to these components could have a material adverse effect upon our revenues and margins. In addition, price increases from these suppliers could have a material adverse effect upon our gross margins.

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

If we are unable to make or complete future mergers, acquisitions or strategic alliances as a part of our growth strategy, or integrate recent or future mergers, acquisitions or strategic alliances, our business development may suffer.

        Our strategy includes potentially expanding our technology base through selected mergers, acquisitions and strategic alliances. In 2005, our indirect subsidiary, Bruker AXS GmbH, acquired Roentec AG, an X-ray microanalysis instrumentation company based in Berlin, Germany, and our direct subsidiary, Bruker AXS Inc., acquired the microanalysis business of Princeton Gamma-Tech Instruments, Inc., a company located in Rocky Hill, New Jersey. The acquired businesses were combined to form a new group within Bruker AXS that focuses on the microanalysis market, a market not previously addressed by Bruker AXS. In 2006, we completed our acquisition of Bruker Optics and Bruker AXS acquired KeyMaster Technologies, Inc., a developer and manufacturer of portable hand-held X-ray fluorescence systems located in Kennewick, Washington. Also in 2006, Bruker AXS GmbH completed two acquisitions, purchasing Socabim SAS, a Paris, France based company focused on advanced X-ray materials research and analysis software, and Quantron GmbH, an optical emission spectroscopy company based in Kleve, Germany. In the first quarter of 2008, we completed the acquisition of the affiliated companies of the Bruker BioSpin Group.

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

        As a result of the merger of Bruker Daltonics and Bruker AXS in July 2003, we recorded goodwill and other intangible assets, which must be periodically evaluated for potential impairment. In addition, our recent acquisitions have resulted in additional goodwill and other intangible assets. We assess the realizability of the reported goodwill and other intangible assets annually, as well as whenever events or changes in circumstances indicate that the assets may be impaired. These events or circumstances generally include operating losses or a significant decline in the earnings associated with the business segment these acquisitions are reported within. Our ability to realize the value of the goodwill will depend on the future cash flows of the business segment in addition to how well we integrate the businesses acquired.

In addition to the risks applicable to our life science and materials analysis products, our CBRN detection products are subject to a number of additional risks, including lengthy product development and contract negotiation periods and certain risks inherent in long-term government contracts.

        Our CBRN detection products are subject to many of the same risks associated with our life science products, including vulnerability to rapid technological change, dependence on mass spectrometry and other technologies and substantial competition. In addition, our CBRN detection products as well as our FT-IR products are generally sold to government agencies under long-term contracts. These contracts generally involve lengthy pre-contract negotiations and product development. We may be required to devote substantial working capital and other resources prior to obtaining product orders. As a result, we may incur substantial costs before we recognize revenue from these products. Moreover, in return for larger, longer-term contracts, our customers for these products often demand more stringent acceptance criteria. These criteria may also cause delays in our ability to recognize revenue from sales of these products. Furthermore, we may not be able to accurately predict in advance our costs to fulfill our obligations under these long-term contracts. If we fail to accurately predict our costs, due to inflation or other factors, we could incur significant losses. Also, the presence or absence of such contracts may cause substantial variation in our results of operations between fiscal periods and, as a result, our results of operations for any given fiscal period may not be predictive of our results for subsequent fiscal periods. The resulting uncertainty may have an adverse impact on our stock price.

If general health care spending patterns decline, our ability to generate revenue may suffer.

        We are dependent, both directly and indirectly, upon general health care spending patterns, particularly in the research and development budgets of the pharmaceutical and biotechnology industries, as well as upon the financial condition and funding priorities of various governments and government agencies. Since our inception, both we and our academic collaborators and customers have benefited from various governmental contracts and research grants. Whether we or our academic collaborators will continue to be able to attract these grants depends not only on the quality of our products, but also on general spending patterns of public institutions.

Any reduction in the capital resources or government funding of our customers could reduce our sales and impede our ability to generate revenue.

        A significant portion of our sales are capital purchases by our customers. The spending policies of our customers could have a significant effect on the demand for our products. These policies are based on a wide variety of factors, including the resources available to make purchases, the spending priorities among various types of equipment, policies regarding spending during recessionary periods and changes in the political climate. Any changes in capital spending or changes in the capital budgets of our customers could significantly reduce demand for our products. The capital resources of our life science and other corporate customers may be limited by the availability of equity or debt financing. Any significant decline in research and development expenditures by our life science customers could significantly decrease our sales. In addition, we make a substantial portion of our sales to non-profit and government entities which are dependent on government support for scientific research. Any decline in this support could decrease the ability of these customers to purchase our products.

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

        The manufacture and sale of our products exposes us to product liability claims if any of our products cause injury or are found otherwise unsuitable during manufacturing, marketing, sale or customer use. In particular, if one of our CBRN detection products malfunctions, this could lead to civilian or military casualties in a time of unrest, exposing us to increased potential for high-profile liability. If our CBRN detection products malfunction by generating a false-positive to a potential threat, we could be exposed to liabilities associated with actions taken that otherwise would not have been required. Additionally, the nuclear magnetic resonance, research magnetic resonance imaging, Fourier transform mass spectrometry, and certain electron paramagnetic resonance magnets of the Bruker BioSpin Group utilize high magnet fields and cryogenics to operate at approximately 4 Kelvin, the temperature of liquid helium. There is an inherent risk of potential product liability due to the existence of these high magnetic fields, associated stray fields outside the magnet, and the handling of the cryogens associated with superconducting magnets.

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

Increasing prices of metal raw materials and superconducting wire could adversely affect the gross margins and profitability of our Bruker BioSpin subsidiary and its superconducting wire business.

        The last few years have seen sharp increases in the prices for various raw materials, in part due to high demand from developing countries. The Bruker BioSpin Group relies on some of these materials for the production of its products. In particular, for its superconducting magnet production, both for the horizontal and vertical magnet series, the Bruker BioSpin Group relies on the availability of copper, steel and the metallic raw materials for traditional low-temperature superconducting wires. Higher prices for these commodities will increase the production cost of superconducting wires and superconducting magnets and may adversely affect gross margins.

        The price of copper has increased significantly over the last decade. Since copper is a main constituent of low temperature superconductors, this may affect the price of superconducting wire. This type of increase would have an immediate effect on the production costs of superconducting magnets and may negatively affect the profit margins for those products. In addition, an increase in raw material cost affects the production cost of the superconducting wire produced by the Bruker BioSpin Group.

The emerging risk of liquid helium becoming scarce and significantly more expensive could dampen the demand for NMR and research MRI products.

        The demand for helium has risen sharply over the last decade. The superconducting magnets used in magnetic resonance rely on liquid helium for their operation. The high global demand, in combination with a shortage in supply, has caused prices for liquid helium to rise significantly. This has an adverse effect on the operating costs for magnetic resonance equipment, and may dampen demand for NMR, EPR and research MRI magnets in the future.

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

        Historically, we have experienced a decrease in revenue in the first, second and third quarters of each fiscal year relative to the prior fourth quarter, which we believe is due to our customers' budgeting cycles. These seasonal fluctuations may increase in the future as a result of the acquisition of the Bruker BioSpin Group in February 2008. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. It is likely that in some future quarters, our results of operations may be below the expectations of public market analysts and investors. In this event, the price of our common stock may fall.

Existing stockholders have significant influence over us.

        As of March 1, 2008, our majority stockholders, including our President and Chief Executive Officer Frank Laukien, Director and Senior Vice President Dirk Laukien and Director and European Chief Operating Officer Joerg Laukien, owned in the aggregate, approximately 69% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change in control of our company and will make some transactions difficult or impossible to accomplish without the support of these stockholders.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        We have not received any written comments from the staff of the Securities and Exchange Commission regarding our periodic or current reports that (1) we believe are material, (2) were issued not less than 180 days before the end of our 2007 fiscal year, and (3) remain unresolved.

ITEM 2.    PROPERTIES

        The location and general character of our principal properties by reportable segment as of December 31, 2007 are as follows:

Bruker AXS

        Bruker AXS' six principal facilities are in Karlsruhe, Berlin and Kalkar, Germany, Madison, Wisconsin, USA, and Kennewick, Washington, USA, and Yokohama, Japan. These facilities, which incorporate manufacturing, research and development, application and demonstration, marketing and sales and administration functions for the analytical X-ray business of Bruker AXS, include:

  •
  an owned 97,000 square foot facility in Karlsruhe, Germany;

  •
  an owned 43,000 square foot facility in Madison, Wisconsin, USA;

  •
  an owned 25,000 square foot facility in Kalkar, Germany;

  •
  a leased 16,000 square foot facility in Berlin, Germany;

  •
  a leased 15,700 square foot facility in Kennewick, Washington, USA; and

  •
  a leased 15,000 square foot facility in Yokohama, Japan.

        We lease additional centers for sales, applications and service support in: Delft, The Netherlands (Bruker AXS B.V.); Coventry, United Kingdom (Bruker AXS Ltd.); Paris, France (Bruker AXS SAS); Salzburg, Austria (Bruker Austria GmbH); Milan, Italy (Bruker AXS S.r.l.); Geesthacht, Germany (InCoaTec GmbH); Poznan, Poland (Bruker Polska Sp. Zo.o.); Lidingo, Sweden (Bruker AXS Nordic AB); Johannesburg, South Africa (Bruker South Africa (Pty) Ltd.); São Paulo, Brazil (Bruker do Brasil Ltda.); Mexico City, Mexico (Bruker Mexicana S.A. de C.V.); Singapore (Bruker AXS Pte Ltd); Riga, Latvia (Bruker Baltic Ltd.); and Beijing, People's Republic of China (Bruker AXS Representative Office).

Bruker Daltonics

        Bruker Daltonics' three principal facilities are located in Billerica, Massachusetts USA, Bremen, Germany and Leipzig, Germany. These facilities, which incorporate manufacturing, research and development, application and demonstration, marketing and sales and administration functions for the mass spectrometry and CBRN detection businesses of Bruker Daltonics, include:

  •
  an owned 90,000 square foot facility in Billerica, Massachusetts USA;

  •
  an owned 180,000 square foot facility in Bremen, Germany; and

  •
  an owned 60,000 square foot facility in Leipzig, Germany.

        We lease additional centers for sales, applications and service support in Fremont, California; Coventry, United Kingdom (Bruker Daltonics Ltd.); Wissembourg, France (Bruker Daltonique S.A.); Stockholm, Sweden (Bruker Daltonics Scandinavia AB); Faellanden, Switzerland (Bruker Daltonics GmbH); Yokohama, Japan (Bruker Daltonics K.K.); Beijing, People's Republic of China (Bruker Daltonics China Branch); Taipei, Taiwan (Bruker Daltonics Taiwan Branch); Ontario, Canada (Bruker Daltonics LTD); Milan, Italy (Bruker Daltonics S.r.l); Alexandria, Australia (Bruker BioSicences Pty. Ltd.); Singapore (Bruker Daltonics Pte Ltd); Bruxelles, Belgium (Bruker Daltonics SPRL/BVBA); Seoul, South Korea (Bruker Biosciences Korea Co., Ltd.); Madrid, Spain (Bruker BioSciences Espanola, S.A.); and Wormer, Netherlands (Bruker Daltonics BV).

Bruker Optics

        Bruker Optics' three principal facilities are in Ettlingen, Germany, Billerica, Massachusetts, USA, and The Woodlands, Texas, USA. These facilities, which incorporate manufacturing, research and development, application and demonstration, marketing and sales and administration functions for the business of Bruker Optics, include:

  •
  an owned 75,000 square foot facility in Ettlingen, Germany;

  •
  a leased 25,000 square foot facility in Billerica, Massachusetts USA; and

  •
  a leased 22,000 square foot facility and a leased 15,000 square foot facility in The Woodlands, Texas USA.

        Bruker Optics leases its facilities in Billerica, Massachusetts and The Woodlands, Texas from a principal stockholder under various lease agreements.

        Bruker Optics began an expansion of its facility in Ettlingen, Germany that will add approximately 90,000 square feet to the facility. At completion the expanded facility will consist of approximately 165,000 square feet. We expect the expansion project to be completed in second quarter of 2008.

        We lease additional centers for sales, applications and service support in: Paris, France (Bruker Optique SA.); Stockholm, Sweden (Bruker Optics AB); Milan, Italy (Bruker Optics S.r.l); Faellanden, Switzerland (Bruker Optics GmbH); Ontario, Canada (Bruker Optics Ltd.); Kowloon, Hong Kong (Bruker Optik Asia Pacific Limited); Beijing, People's Republic of China (Bruker Instruments Ltd.); Shanghai, People's Republic of China (Bruker Optics Shanghai Branch); Taipei, Taiwan (Bruker Optics Taiwan Ltd.); Bangkok, Thailand (Bruker Optics Thailand Branch); Coventry, United Kingdom (Bruker Optics Ltd.); Tokyo, Japan (Bruker Optics K.K.); Wormer, Netherlands (Bruker Optics B.V.); Singapore (Bruker Optik Southeast Asia Pte Ltd); and Seoul, South Korea (Bruker Optics Korea).

ITEM 3.    LEGAL PROCEEDINGS

        On October 10, 2007, Brian Lamy, a former employee of Bruker BioSpin Corporation, filed a complaint with the United States Department of Labor alleging discriminatory employment practices in violation of Section 806 of the Sarbanes-Oxley Act arising from Bruker BioSpin Corporation's termination of his employment in July 2007. At the time of the complaint, Bruker BioSpin Corporation was an affiliate of the Company under common control with the Company. As a result of the Company's acquisition of the Bruker BioSpin group of companies, Bruker BioSpin Corporation is now a wholly-owned subsidiary of the Company.

        In his complaint, Mr. Lamy alleges that his employment was terminated in retaliation for reporting to management suspected financial irregularities at the Company. On November 30, 2007, Bruker BioSpin Corporation filed a position statement with the OSHA Division of the U.S. Department of Labor, which is conducting a preliminary investigation of Mr. Lamy's claims. Mr. Lamy has also contacted the Securities and Exchange Commission regarding his complaint. The SEC contacted counsel for the Company in February 2008 regarding this matter. Counsel for the Company has provided the SEC various materials relating to the matter, and the Company intends to cooperate fully with any additional requests that may be made by the SEC for information or documents relating to the allegations in the complaint.

        The Audit Committee of the Company has conducted an internal review with respect to Mr. Lamy's claims and has found no evidence of any improper activity. The Company believes the allegations to be without merit and intends to defend the matter vigorously.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2007.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices

        Our common stock is now traded on the Nasdaq Global Select Market under the symbol "BRKR." The following table sets forth, for the period indicated, the high and low sale prices for our common stock as reported on the Nasdaq Global Select Market or its predecessor:

	High	Low
First Quarter 2007	$10.90	$7.07
Second Quarter 2007	$11.56	$8.08
Third Quarter 2007	$9.29	$6.30
Fourth Quarter 2007	$13.49	$8.42

First Quarter 2006	$5.45	$4.24
Second Quarter 2006	$6.26	$4.52
Third Quarter 2006	$7.33	$5.19
Fourth Quarter 2006	$8.47	$6.70

        As of March 10, 2008, there were approximately 116 holders of record of our common stock. This number does not include the individual beneficial owners of shares held in nominee name or within clearinghouse positions of brokerage firms and banks. The official close price per share of our common stock on March 10, 2008, as reported by the Nasdaq Global Select Market, was $14.37.

Dividends

        We have never declared or paid cash dividends on our capital stock. We currently anticipate that we will retain all available funds for use in our business and do not anticipate paying any cash dividends in the foreseeable future. The terms of certain of our outstanding indebtedness restrict our ability to pay cash dividends.

Recent Sales of Unregistered Securities

        There were no unregistered sales of equity securities during the year ended December 31, 2007. We previously reported sales of our unregistered common stock during years ended December 31, 2006 and 2005, in our Current Reports on Form 8-K. The foregoing sales were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, on the basis that the transactions did not involve a public offering.

Issuer Purchases of Equity Securities

        There were no purchases made by or on behalf of the Company or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during the fourth quarter of 2007.

Stock Price Performance Graph

        The graph below shows the cumulative total stockholder return, assuming the investment of $100 (and the reinvestment of any dividends thereafter) for the period beginning on December 31, 2002 and ending on December 31, 2007, for our common stock, stocks traded on Nasdaq and a peer group consisting of companies traded on Nasdaq with Standard Industry Classification (SIC) codes from 3800 to 3899, representing measuring instruments, photo, medical and optical goods, and timepieces. The stock price performance of Bruker Corporation shown in the following graph is not indicative of future stock price performance.

        The data for this performance graph was complied by the Center for Research in Security Prices, Graduate School of Business, The University of Chicago and is used with their permission.

ITEM 6.    SELECTED FINANCIAL DATA

        On July 1, 2006, we completed our acquisition of Bruker Optics. Both the Company and Bruker Optics were majority owned by five affiliated stockholders prior to the acquisition. As a result, our acquisition of Bruker Optics is considered a business combination of companies under common control. See Note 3 to our consolidated financial statements in Item 8 of this report of Form 10-K. The consolidated statements of operations data for each of the years ended December 31, 2007, 2006 and 2005, and the consolidated balance sheet data as of December 31, 2007 and 2006, have been derived from our audited financial statements included in Item 8 of this report. The combined statements of operations data and combined balance sheet data for all other periods presented has been derived by combining amounts from Bruker Corporation and Bruker Optics historical audited financial statements.

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

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Combined/Consolidated Statements of Operation Data:
Product and service revenue	$546,706	$434,478	$369,923	$354,650	$318,530
Other revenue	870	1,356	2,330	2,339	1,438
Total revenue	547,576	435,834	372,253	356,989	319,968
Total costs and operating expenses	497,609	405,172	349,831	350,395	325,645
Operating income (loss)	49,967	30,662	22,422	6,594	(5,677)
Net income (loss) available to common shareholders	31,529	18,481	9,747	(3,855)	(15,446)
Net income (loss) per share available to common shareholders—basic and diluted	$0.30	$0.18	$0.10	$(0.04)	$(0.17)

        During 2007, we recorded acquisition related charges of $4.7 million in connection with the acquisition of the Bruker BioSpin Group, stock-based compensation expense of $2.2 million and a tax benefit of $3.7 million related to a tax law change enacted in Germany. During 2006, we recorded net gains on derivatives of $4.7 million, Bruker Optics acquisition related charges of $5.7 million and stock-based compensation expense of $1.5 million. During 2005, we recorded losses on derivatives of $2.8 million. During 2004, we recorded charges of $2.3 million to write-off investments in other companies. During 2003, we recorded special charges of $11.7 million in connection with the merger with Bruker AXS.

	As of December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Combined/Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$72,876	$52,147	$109,051	$86,564	$82,207
Working capital	142,677	99,616	167,390	176,034	154,518
Total assets	553,213	433,187	423,642	428,717	401,703
Total debt	38,110	44,720	34,634	47,836	51,704
Other long-term liabilities	35,207	23,730	21,306	21,785	19,936
Total shareholders' equity	258,659	191,466	229,407	235,540	215,134

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management's Discussion and Analysis, or MD&A, describes the principal factors affecting the results of operations, financial condition and changes in financial condition, as well as our critical accounting policies and estimates. Our MD&A is organized as follows:

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

  •
  Results of operations.  This section provides our analysis of the significant line items on our consolidated statement of operations for the year ended December 31, 2007 compared to 2006 and for the year ended December 31, 2006 compared to 2005.

  •
  Liquidity and capital resources.  This section provides an analysis of our liquidity and cash flow and a discussion of our outstanding debt and commitments.

  •
  Transactions with related parties.  This section summarizes transactions with entities which also use the Bruker name and are affiliated through common shareholders.

  •
  Recent accounting pronouncements.  This section provides information about new accounting standards that have been issued but for which adoption is not yet required.

EXECUTIVE OVERVIEW

        Bruker Corporation and its wholly-owned subsidiaries design, manufacture, market and service proprietary life science and materials research systems based on mass spectrometry core technology platforms, X-ray technologies, optical emission spectroscopy (OES), and molecular spectroscopy technologies. We also manufacture and distribute a broad range of field analytical systems for chemical, biological, radiological and nuclear, or CBRN, detection. Our financial results as of December 31, 2007, are reported on the basis of three reportable segments: Bruker AXS, Bruker Daltonics and Bruker Optics. Following the recent acquisition of the Bruker BioSpin Group management will reevaluate the way the business is managed and the internal reporting structure. The changes in the internal reporting structure may require us to change our segment reporting in the future.

        On February 26, 2008, we completed our of the Bruker BioSpin Group. Both the Company and the Bruker BioSpin Group were majority owned by six affiliated stockholders prior to the acquisition. As a result, our acquisition of the Bruker BioSpin Group is considered a combination of companies under common control, and will be accounted for at historical carrying values. Historical consolidated balance sheets, statements of operations, statements of cash flows and notes to the consolidated financial statements in future filings with the Securities and Exchange Commission, beginning with the Company's Quarterly Report on Form 10-Q for the period ending March 31, 2008, will be restated by combining the historical consolidated financial statements of Bruker Corporation with those of the Bruker BioSpin Group. In addition, because the transaction is accounted for as an acquisition of businesses under common control all one-time transaction costs have been expensed as incurred, rather than being added to goodwill. During the year ended December 31, 2007, we incurred and expensed acquisition related charges totaling $4.7 million, which consisted of legal fees, investment banking, accounting fees, compensation earned by the special committee of the Company's Board of Directors and antitrust regulation filing fees. We expect to incur an additional $3.1 million of acquisition related charges, consisting primarily of investment banking fees, in the first quarter of 2008.

        With the addition of the Bruker BioSpin Group, we enhanced our position as a leading supplier for life science and materials research. The technologies of the Bruker BioSpin Group are particularly complementary to the accurate-mass electrospray time-of-flight mass spectrometers of Bruker Daltonics and the single-crystal diffraction X-ray spectrometers of Bruker AXS which will create revenue synergies and provide opportunities to supply customers with equipment packages that have a broader range of applications and value. We believe the addition of the Bruker BioSpin Group will also enhance our distribution in the Americas, Europe and Asia and our sales and service infrastructure, all of which should provide us with revenue growth opportunities and accelerate our drive to improve our margins, net income and operating cash flows.

        On July 1, 2006, we completed our acquisition of Bruker Optics. Both the Company and Bruker Optics were majority owned by five affiliated stockholders prior to the acquisition. As a result, our acquisition of Bruker Optics is considered a business combination of companies under common control. Accordingly, the acquisition of Bruker Optics, as it relates to the portion under common ownership (approximately 96%), has been accounted for at historical carrying values. The portion not under the common ownership of the five affiliated stockholders (approximately 4%) has been accounted for using the purchase method of accounting (fair value) on a pro rata basis. The excess purchase price of the interest not under common control over the fair value of the related net assets acquired has been accounted for as goodwill and intangible assets. Because the acquisition was accounted for as a combination of companies under common control, all one-time transaction costs have been expensed as incurred rather than being added to goodwill. During the year ended December 31, 2006, we incurred and expensed acquisition related charges totaling $5.7 million, which consisted of investment banking, legal and accounting fees, compensation earned by the special committee of the Company's Board of Directors and a Bruker Optics officer, and antitrust regulation filing fees. The historical financial statements within this MD&A have been presented as if the companies had always been combined.

        With the addition of Bruker Optics, we increased and diversified our market presence, technology base, product line, global distribution and customer support capabilities. The addition of Bruker Optics increased our 'critical mass' in many of the markets we serve, created revenue synergies, diversified our customer and revenue base and expanded our product and service offerings, providing us with revenue growth opportunities, as well as opportunities to improve our margins, net income and operating cash flows. The acquisition of Bruker Optics also provides us with access to new market segments and applications, particularly in pharmaceutical process analytical technologies and pharma-forensics, as well as in food and beverage and feed and agricultural analysis.

        In addition to Bruker Optics, we acquired KeyMaster Technologies, Inc. in July 2006 and Quantron GmbH in September 2006. KeyMaster provided us with access to the fast growing handheld portable X-ray analysis market. We believe the technologies KeyMaster has developed, and the markets it serves, are highly complementary to our core business. Quantron complements our existing stationary X-ray fluorescence systems for metal foundries, as well as our handheld X-ray fluorescence product line. The operating results of KeyMaster and Quantron have been included in the results of the Bruker AXS segment from the date of their acquisitions.

        Bruker AXS engages primarily in the business of manufacturing and distributing advanced instrumentation and automated solutions based on X-ray technology and OES-spark with the purpose of addressing the needs of our customers in the discovery of new drugs, drug targets and advanced materials, as well as individual QA/QC applications. Typical customers of Bruker AXS' products and solutions include biotechnology and pharmaceutical companies, semiconductor industries, chemical, cement, metals and petroleum companies, raw material manufacturers, and academic and government research institutions. Bruker Daltonics is a leading manufacturer of innovative mass spectrometry-based instruments and accessories used by pharmaceutical, biotechnology, proteomics and molecular diagnostic companies, academic institutions, and government agencies in their research that can also be integrated and used along with other analytical instruments. Bruker Daltonics also manufactures and distributes a broad range of field analytical systems for CBRN detection. Bruker Optics is a leading developer, manufacturer and provider of research, analytical and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy technology. Typical customers of Bruker Optics' products and solutions include pharmaceutical and biotechnology companies, cement and petroleum companies, food, beverage and agricultural industries, and academic and government research institutions.

        We maintain major technical and manufacturing centers in Europe, North America and Japan, we have sales offices located throughout the world and our corporate headquarters are located in Billerica, Massachusetts. Our business strategy is to capitalize on our proven ability to innovate and generate rapid revenue growth, both organically and through acquisitions. Our revenue growth strategy combined with continued improvements to our gross profit margins and increased leverage on our research and development, sales and marketing and distribution investments and general and administrative expenses are expected to enhance our operating margins and improve our earnings in the future.

        For the year ended December 31, 2007, our revenue grew by approximately 26% to $547.6 million. Of this revenue growth, approximately 17% was organic, 7% was the impact of foreign exchange and the remaining 2% was due to acquisitions. We continue to focus on improving our profitability and our gross profit margins for product and service revenues improved from 45.6% in 2006 to 46.2% in 2007, reflecting improvements realized from ongoing gross profit margin improvement programs. We continue to invest in sales and marketing initiatives and research and development, primarily headcount increases and material purchases, which have increased sales and marketing and research and development costs year-over-year. We expect these investments to result in increased revenues in future periods.

        We adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-Based Payment ("SFAS No. 123(R)"), on January 1, 2006. This standard revised the measurement, valuation and recognition of financial accounting and reporting standards for equity-based compensation plans contained in SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards, including employee stock options, based on estimated fair values on the date of the grant. We adopted SFAS No. 123(R) using the modified prospective transition method. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). For the years ended December 31, 2007 and 2006, we recorded stock-based compensation expense of $1.6 million and $1.1 million, net of tax, respectively. Stock-based compensation was not material to the overall results of operations or specific line items within the consolidated statements of operations in any of the periods presented.

CRITICAL ACCOUNTING POLICIES

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

        Revenue recognition.    We recognize revenue from system sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, title and risk of loss has been transferred to the customer and collectibility of the resulting receivable is reasonably assured. Title and risk of loss is generally transferred to the customer upon receipt of a signed customer acceptance form for a system that has been shipped, installed, and for which the customer has been trained. As a result, the timing of customer acceptance or readiness could cause our reported revenues to differ materially from expectations. When products are sold through an independent distributor, a strategic distribution partner or an unconsolidated affiliated distributor, which assumes responsibility for installation, we recognize the system sale when the product has been shipped and title and risk of loss have been transferred. Our distributors do not have price protection rights or rights of return; however, our products are typically warranted to be free from defect for a period of one year. Revenue is deferred until cash is received when a significant portion of the fee is due over one year after delivery, installation and acceptance of a system. For arrangements with multiple elements, we recognize revenue for each element based on the fair value of the element, provided all other criteria for revenue recognition have been met. The fair value for each element provided in multiple element arrangements is typically determined by referencing historical pricing policies when the element is sold separately. Changes in our ability to establish the fair value for each element in multiple element arrangements could affect the timing of revenue recognition. Revenue from accessories and parts is recognized upon shipment and service revenue is recognized as the services are performed. Grant revenue is recognized when we complete the services required under the grant.

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

        Inventories.    Inventories are stated at the lower of cost or market, with costs determined by the first-in, first-out method for a majority of subsidiaries and by average-cost for one international location. We maintain an allowance for excess and obsolete inventory to reflect the expected un-saleable or un-refundable inventory based on an evaluation of slow moving products. If ultimate usage or demand varies significantly from expected usage or demand, additional write-downs may be required, resulting in a charge to operations.

        Goodwill, other intangible assets and other long-lived assets.    We evaluate whether goodwill is impaired annually and when events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Fair value is determined using market comparables for similar businesses or forecasts of discounted future cash flows. We also review other intangible assets and other long-lived assets when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Should the fair value of our long-lived assets decline because of reduced operating performance, market declines, or other indicators of impairment, a charge to operations for impairment may be necessary.

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

RESULTS OF OPERATIONS

  Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenue

        The following table presents revenue, changes in revenue and revenue growth by reportable segment for the years ended December 31, 2007 and 2006 (dollars in thousands):

	2007	2006	$ Change	Percentage Change
Bruker AXS	$243,987	$179,502	$64,485	35.9%
Bruker Daltonics	188,604	159,744	28,860	18.1%
Bruker Optics	122,493	105,530	16,963	16.1%
Eliminations (a)	(7,508)	(8,942)	1,434

Total	$547,576	$435,834	$111,742	25.6%

(a)
represents product and service revenues between reportable segments.

Bruker AXS

        Bruker AXS' revenue increased by $64.5 million, or 35.9% to $244.0 million for the year ended December 31, 2007, compared to $179.5 million for the comparable period in 2006. Included in this change in revenue is approximately $10.6 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue increased 30.0%. The increase in revenue excluding the effect of foreign exchange is attributable to an increase in x-ray diffraction and x-ray fluorescence system sales, to higher other system revenue and higher aftermarket revenue, and to the businesses acquired in the second half of 2006, which represented approximately 4.9% of revenue growth. Other systems revenues relate primarily to the distribution of products not manufactured by Bruker AXS. X-ray systems, other system and aftermarket revenue as a percentage of Bruker AXS' product and service revenue were as follows during the years ended December 31, 2007 and 2006 (dollars in thousands):

	2007		2006
	Revenue	Percentage of Segment Product and Service Revenue	Revenue	Percentage of Segment Product and Service Revenue
X-Ray Systems	$162,543	66.6%	$124,635	69.4%
Other System Revenue	21,788	8.9%	7,581	4.2%
Bruker AXS Aftermarket	59,656	24.5%	47,286	26.4%

Total Product and Service Revenue	$243,987	100.0%	$179,502	100.0%

Bruker Daltonics

        Bruker Daltonics' revenue increased by $28.9 million, or 18.1% to $188.6 million for the year ended December 31, 2007, compared to $159.7 million for the comparable period in 2006. Included in this change in revenue is approximately $11.8 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue increased 10.7%. The increase in revenue excluding the effect of foreign exchange is a result of increased direct sales of life science systems and CBRN detection systems, partially offset by reduced OEM sales for certain life science systems and reduced grant revenue. Aftermarket revenues include accessory sales, consumables, training and services. Life science systems, CBRN detection systems and aftermarket revenue as a percentage of Bruker Daltonics' product and service revenue were as follows during the years ended December 31, 2007 and 2006 (dollars in thousands):

	2007		2006
	Revenue	Percentage of Segment Product and Service Revenue	Revenue	Percentage of Segment Product and Service Revenue
Life Science Systems	$129,857	69.1%	$120,577	76.1%
CBRN Detection Systems	30,672	16.3%	9,426	5.9%
Bruker Daltonics Aftermarket	27,423	14.6%	28,556	18.0%

Product and Service Revenue	187,952	100.0%	158,559	100.0%
Grant Revenue	652		1,185

Total Revenue	$188,604		$159,744

Bruker Optics

        Bruker Optics' revenue increased by $17.0 million, or 16.1% to $122.5 million for the year ended December 31, 2007, compared to $105.5 million for the comparable period in 2006. Included in this change in revenue is approximately $5.7 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue increased 10.7%. The increase in revenue excluding the effect of foreign exchange is attributable to an increase in molecular spectroscopy systems sales year-over-year, partially offset by reduced revenues associated with our order with the Chinese State Food and Drug Administration. For the year ended December 31, 2007, we recognized $7.9 million in revenue from our order with the Chinese State Food and Drug Administration compared with $8.7 million in revenue from this order in the same period in 2006. This order with the Chinese State Food and Drug

Administration was completed in 2007 and we do not expect to recognize any molecular spectroscopy systems revenue from this order in 2008. Other systems revenue relates primarily to the distribution of products not manufactured by Bruker Optics. Aftermarket revenues include accessory sales, consumables, training and services. Molecular spectroscopy systems, other systems and aftermarket revenue as a percentage of Bruker Optics' product and service revenue were as follows during the years ended December 31, 2007 and 2006 (dollars in thousands):

	2007		2006
	Revenue	Percentage of Segment Product and Service Revenue	Revenue	Percentage of Segment Product and Service Revenue
Molecular Spectroscopy Systems	$93,228	76.1%	$80,985	76.7%
Other System Revenue	8,815	7.2%	7,979	7.6%
Bruker Optics Aftermarket	20,450	16.7%	16,566	15.7%

Total Product and Service Revenue	$122,493	100.0%	$105,530	100.0%

Cost of Revenue

        The following table presents cost of product and service revenue and gross profit margins on product and service revenue by reportable segment for the years ended December 31, 2007 and 2006 (dollars in thousands):

	2007		2006
	Cost of Revenue	Gross Profit Margin	Cost of Revenue	Gross Profit Margin
Bruker AXS	$131,662	46.0%	$103,616	42.3%
Bruker Daltonics	107,524	42.8%	91,672	42.2%
Bruker Optics	62,279	49.2%	50,497	52.1%
Eliminations (a)	(7,027)		(9,285)

Total Cost of Revenue	$294,438	46.2%	$236,500	45.6%

(a)
represents the cost of product and service revenues between reportable segments.

        Bruker AXS' cost of product and service revenue for the year ended December 31, 2007, was $131.7 million, resulting in a gross profit margin of 46.0%, compared to cost of product and service revenue of $103.6 million, or a gross profit margin of 42.3%, for the comparable period in 2006. The increase in gross profit margin is attributable primarily to better capacity utilization as a result of increased revenues year-over-year, the higher margin businesses acquired in the second half of 2006 and the realization of benefits from various ongoing gross profit margin improvement programs, partially offset by lower gross profit margins realized on other system revenues.

        Bruker Daltonics' cost of product and service revenue for the year ended December 31, 2007, was $107.5 million, resulting in a gross profit margin of 42.8%, compared to cost of product and service revenue of $91.7 million, or a gross profit margin of 42.2%, for the comparable period in 2006. The increase in gross profit margin is attributable primarily to increased sales of our CBRN detection systems, and a decrease in OEM life science system sales, which typically have lower margins than direct life science system sales.

        Bruker Optics' cost of product and service revenue for the year ended December 31, 2007, was $62.3 million, resulting in a gross profit margin of 49.2%, compared to cost of product and service revenue of $50.5 million, or a gross profit margin of 52.1%, for the comparable period in 2006. The decrease in gross profit margin is attributable primarily to reduced revenue from our order with the

Chinese State Food and Drug Administration and a change in product mix year-over-year within the molecular spectroscopy systems, specifically lower sales of FT-NIR systems.

Sales and Marketing

        The following table presents sales and marketing expense and sales and marketing expense as a percentage of product and service revenue by reportable segment for the years ended December 31, 2007 and 2006 (dollars in thousands):

	2007		2006
	Sales and Marketing	Percentage of Segment Product and Service Revenue	Sales and Marketing	Percentage of Segment Product and Service Revenue
Bruker AXS	$47,583	19.5%	$35,321	19.7%
Bruker Daltonics	31,157	16.6%	25,909	16.3%
Bruker Optics	27,243	22.2%	22,777	21.6%

Total Sales and Marketing	$105,983	19.4%	$84,007	19.3%

        Bruker AXS' sales and marketing expense for the year ended December 31, 2007, increased to $47.6 million, or 19.5% of product and service revenue, from $35.3 million, or 19.7% of product and service revenue for the comparable period in 2006. The increase in sales and marketing expenses is attributable primarily to increased headcount related to the acquisitions completed in the second half of 2006 and higher commissions on increased revenues and new order bookings.

        Bruker Daltonics' sales and marketing expense for the year ended December 31, 2007, increased to $31.2 million, or 16.6% of product and service revenue, from $25.9 million, or 16.3% of product and service revenue for the comparable period in 2006. The increase in sales and marketing expenses is attributable primarily to incremental investments in various sales and marketing initiatives, related primarily to an increase in product specialists, direct sales, inside sales and applications resources.

        Bruker Optics' sales and marketing expense for the year ended December 31, 2007, increased to $27.2 million, or 22.2% of product and service revenue, from $22.8 million, or 21.6% of product and service revenue for the comparable period in 2006. The increase in sales and marketing expenses is attributable primarily to higher commissions on increased revenues and new order bookings year-over-year, particularly in our Asia-Pacific operations.

General and Administrative

        The following table presents general and administrative expense and general and administrative expense as a percentage of product and service revenue by reportable segment for the years ended December 31, 2007 and 2006 (dollars in thousands):

	2007		2006
	General and Administrative	Percentage of Segment Product and Service Revenue	General and Administrative	Percentage of Segment Product and Service Revenue
Bruker AXS	$15,950	6.5%	$12,856	7.2%
Bruker Daltonics	8,802	4.7%	8,047	5.1%
Bruker Optics	6,085	5.0%	4,392	4.2%
Corporate	3,221		3,687

Total General and Administrative	$34,058	6.2%	$28,982	6.7%

        Bruker AXS' general and administrative expense for the year ended December 31, 2007, increased to $16.0 million, or 6.5% of product and service revenue, from $12.9 million, or 7.2% of product and service revenue for the comparable period in 2006. The increase in general and administrative expenses is due primarily to increased intangible asset amortization associated with the acquisitions completed during the second half of 2006, increased headcount and tax consulting fees incurred in the second quarter of 2007.

        Bruker Daltonics' general and administrative expense for the year ended December 31, 2007, increased to $8.8 million, or 4.7% of product and service revenue, from $8.0 million, or 5.1% of product and service revenue for the comparable period in 2006. The increase in general and administrative expenses is attributable primarily to tax consulting fees incurred in the second quarter of 2007 and lower general and administrative expenses in 2006 which resulted from the collection of accounts receivable balances which previously had been written-off.

        Bruker Optics' general and administrative expense for the year ended December 31, 2007, increased to $6.1 million, or 5.0% of product and service revenue, from $4.4 million, or 4.2% of product and service revenue for the comparable period in 2006. The increase in general and administrative expenses is attributable primarily to the allocated corporate general and administrative expenses associated with being part of a public company and tax consulting fees incurred in the second quarter of 2007.

        Corporate general and administrative expense for the year ended December 31, 2007, decreased to $3.2 million from $3.7 million for the comparable period in 2006. Corporate general and administrative expenses represent expenses associated with being a public company not allocated to our reportable segments, including legal fees, audit and consulting fees, salaries and filing fees. The decrease in general and administrative expenses is attributable primarily to various salaries and accounting, auditing and consulting fees that were included in corporate expenses during the year ended December 31, 2006, but were allocated to our reportable segments during the year ended December 31, 2007.

Research and Development

        The following table presents research and development expense and research and development expense as a percentage of product and service revenue by reportable segment for the years ended December 31, 2007 and 2006 (dollars in thousands):

	2007		2006
	Research and Development	Percentage of Segment Product and Service Revenue	Research and Development	Percentage of Segment Product and Service Revenue
Bruker AXS	$22,777	9.3%	$17,687	9.9%
Bruker Daltonics	27,079	14.4%	24,681	15.6%
Bruker Optics	8,610	7.0%	7,591	7.2%

Total Research and Development	$58,466	10.7%	$49,959	11.5%

        Bruker AXS' research and development expense for the year ended December 31, 2007, increased to $22.8 million, or 9.3% of product and service revenue, from $17.7 million, or 9.9% of product and service revenue for the comparable period in 2006. The increase in research and development expenses is due primarily to an increase in headcount resulting from the acquisitions completed during the second half of 2006, changes in foreign currencies year-over-year, primarily the Euro, as a majority of research and development is performed in Germany and increased material purchases.

        Bruker Daltonics' research and development expense for the year ended December 31, 2007, increased to $27.1 million, or 14.4% of product and service revenue, from $24.7 million, or 15.6% of product and service revenue for the comparable period in 2006. The increase in research and development expenses is attributable primarily to changes in foreign currencies year-over-year, primarily the Euro, as a majority of research and development is performed in Germany and increased material purchases.

        Bruker Optics' general and administrative expense for the year ended December 31, 2007, increased to $8.6 million, or 7.0% of product and service revenue, from $7.6 million, or 7.2% of product and service revenue for the comparable period in 2006. The increase in research and development expenses is attributable primarily to changes in foreign currencies year-over-year, primarily the Euro, as a majority of research and development is performed in Germany.

Acquisition Related Charges

        On December 3, 2007, we announced that we entered into a definitive agreement to acquire all of the stock of the Bruker BioSpin Group. The acquisition of the Bruker BioSpin Group was approved by our shareholders on February 25, 2008, and was subsequently completed on February 26, 2008. The acquisition represented a combination of companies under common control due to a majority of ownership by individuals of both Bruker Corporation and the Bruker BioSpin Group and, as a result, transaction costs are expensed as incurred rather than being included in a purchase price allocation. During the year ended December 31, 2007, we incurred and expensed acquisition related charges totaling $4.7 million, which consisted of legal fees, investment banking, accounting fees, compensation earned by the special committee of the Company's Board of Directors and antitrust regulation filing fees. We expect to incur an additional $3.1 million of acquisition related charges, consisting primarily of investment banking fees, in the first quarter of 2008.

        On April 18, 2006, we announced that we entered into a definitive agreement to acquire all of the stock of Bruker Optics. The acquisition of Bruker Optics was approved by our shareholders on June 29, 2006, and was subsequently completed on July 1, 2006. The acquisition represented a business combination of companies under common control due to a majority of ownership by individuals of both Bruker Corporation and Bruker Optics and, as a result, transaction costs are expensed as incurred rather than being included in a purchase price allocation. During the year ended December 31, 2006, we incurred and expensed acquisition related charges totaling $5.7 million, which consisted of investment banking, legal and accounting fees, compensation earned by the special committee of the Company's Board of Directors and antitrust regulation filing fees.

Interest and Other Income (Expense), Net

        Interest and other income (expense), net during the year ended December 31, 2007, was $(1.4) million, compared to $3.8 million during the comparable period in 2006. During the year ended December 31, 2007, the major components within interest and other income (expense), net, were losses on foreign currency transactions of $2.1 million and net interest expense of $0.5 million offset partially by the appreciation in the fair value of derivative financial instruments of $0.6 million. During the year ended December 31, 2006, the major components within interest and other income (expense), net, were the appreciation in the fair value of derivative financial instruments of $4.7 million and rental income of $0.2 million offset partially by losses on foreign currency transactions of $1.6 million.

Provision for Income Taxes

        The income tax provision for the year ended December 31, 2007, was $16.8 million, or an effective tax rate of 34.5%, compared to an income tax provision of $15.9 million for the year ended December 31, 2006, or an effective tax rate of 46.3%. The lower effective tax rate for the year ended December 31, 2007 compared to the year ended December 31, 2006, was due primarily to new legislation in Germany. We analyzed the impact of these changes on its deferred tax assets and liabilities as of the date of enactment. The temporary differences that will reverse after December 31,

2007, have been adjusted to reflect the new tax rate that becomes effective on January 1, 2008. As a result, we recorded a net reduction to income tax expense of $3.7 million in the second half of 2007.

        Our effective tax rate reflects our tax provision for non-U.S. entities only, since no benefit was recognized for losses incurred in the U.S. We will maintain a full valuation allowance for our U.S. net operating losses until evidence exists that it is more likely than not that the loss carryforward amounts will be utilized to offset U.S. taxable income. Our tax rate may change over time as the amount and mix of income and taxes outside the U.S. changes. Our effective tax rate is calculated using our projected annual pre-tax income or loss and is affected by research and development tax credits, the expected level of other tax benefits, and the impact of changes to the valuation allowance, as well as changes in the mix of our pre-tax income and losses among jurisdictions with varying statutory tax rates and credits.

Minority Interest in Consolidated Subsidiaries

        Minority interest in consolidated subsidiaries for the year ended December 31, 2007, was $299,000 compared to $8,000 during the comparable period in 2006. The minority interest in consolidated subsidiaries represents the minority shareholders' proportionate share of net income of those subsidiaries for the years ended December 31, 2007 and 2006. For the years ended December 31, 2007 and 2006, the minority interest relates to our two majority-owned subsidiaries, InCoaTec GmbH and Bruker Baltic Ltd.

  Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenue

        The following table presents revenue, changes in revenue and revenue growth by reportable segment for the years ended December 31, 2006 and 2005 (dollars in thousands):

	2006	2005	$ Change	Percentage Change
Bruker AXS	$179,502	$137,357	$42,145	30.7%
Bruker Daltonics	159,744	161,355	(1,611)	(1.0)%
Bruker Optics	105,530	78,701	26,829	34.1%
Eliminations (a)	(8,942)	(5,160)	(3,782)

Total	$435,834	$372,253	$63,581	17.1%

(a)
represents product and service revenues between reportable segments.

Bruker AXS

        Bruker AXS' revenue increased by $42.1 million, or 30.7%, to $179.5 million for the year ended December 31, 2006, compared to $137.4 million for the comparable period in 2005. The impact of foreign exchange was not material. The increase in revenue is attributable to the businesses acquired over the last five quarters and an increase in materials research system sales, other systems and aftermarket revenue. Excluding acquisitions, the revenue growth rate was 20.3%. Other system revenue relates primarily to the distribution of products not manufactured by Bruker AXS. X-ray and OES systems, other systems and aftermarket revenue as a percentage of Bruker AXS' product and service revenue were as follows during the years ended December 31, 2006 and 2005 (dollars in thousands):

	2006		2005
	Revenue	Percentage of Segment Product and Service Revenue	Revenue	Percentage of Segment Product and Service Revenue
X-Ray Systems	$124,635	69.4%	$96,457	70.2%
Other System Revenue	7,581	4.2%	6,792	5.0%
Bruker AXS Aftermarket	47,286	26.4%	34,108	24.8%

Total Product and Service Revenue	$179,502	100.0%	$137,357	100.0%

Bruker Daltonics

        Bruker Daltonics' revenue decreased by $1.6 million, or 1.0%, to $159.7 million for the year ended December 31, 2006, compared to $161.4 million for the comparable period in 2005. The impact of foreign exchange was not material. The decrease in revenue is a result of higher life science system revenues year-over-year, offset by lower sales of CBRN systems during 2006 compared to 2005, lower grant revenue and lower aftermarket revenues, which includes accessory sales, consumables, training and services. Included in other revenue for 2006 and 2005 are grant revenues from various projects for early-stage research and development projects funded by the German and United States governments. Life science systems, CBRN detection systems and aftermarket revenue as a percentage of Bruker Daltonics' product and service revenue were as follows during the years ended December 31, 2006 and 2005 (dollars in thousands):

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

Bruker Optics

        Bruker Optics' revenue increased by $26.8 million, or 34.1%, to $105.5 million for the year ended December 31, 2006, compared to $78.7 million for the comparable period in 2005. Included in this change in revenue is approximately $1.6 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue increased by 32.0%. The increase in revenue excluding the effect of foreign exchange is a result of an increase in molecular spectroscopy system revenues especially in Europe and the Pacific Rim, as well as the recognition of $8.7 million of revenue during 2006 under a new contract with the Chinese State Food and Drug Administration ("SFDA"). Other system revenue relates primarily to the distribution of products not manufactured by Bruker Optics. Molecular spectroscopy systems, other systems and aftermarket revenue as a percentage of Bruker Optics' product and service revenue were as follows during the years ended December 31, 2006 and 2005 (dollars in thousands):

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

Cost of Revenue

        The following table presents cost of product and service revenue and gross profit margins on product and service revenue by reportable segment for the years ended December 31, 2006 and 2005 (dollars in thousands):

	2006		2005
	Cost of Revenue	Gross Profit Margin	Cost of Revenue	Gross Profit Margin
Bruker AXS	$103,616	42.3%	$83,819	39.0%
Bruker Daltonics	91,672	42.2%	88,907	44.2%
Bruker Optics	50,497	52.1%	38,278	51.2%
Eliminations (a)	(9,285)		(4,730)

Total Cost of Revenue	$236,500	45.6%	$206,274	44.2%

(a)
represents the cost of product and service revenues between reportable segments.

        Bruker AXS' cost of product and service revenue for the year ended December 31, 2006, was $103.6 million, resulting in a gross profit margin of 42.3%, compared to cost of product and service revenue of $83.8 million, or a gross profit margin of 39.0% for the comparable period in 2005. The increase in gross profit margin is primarily attributable to the higher margin businesses acquired over the last five quarters, better capacity utilization as a result of increased revenue year-over-year and the realization of benefits from various ongoing gross profit margin improvement programs, partially offset by lower gross profit margins realized on other system revenue.

        Bruker Daltonics' cost of product and service revenue for the year ended December 31, 2006, was $91.7 million, resulting in a gross profit margin of 42.2%, compared to cost of product and service revenue of $88.9 million, or a gross profit margin of 44.2% for the comparable period in 2005. The decrease in gross profit margin is primarily attributable to lower CBRN detection system revenues year-over-year.

        Bruker Optics' cost of product and service revenue for the year ended December 31, 2006, was $50.5 million, resulting in a gross profit margin of 52.1%, compared to cost of product and service revenue of $38.3 million, or a gross profit margin of 51.2% for the comparable period in 2005. The increase in gross profit margin is primarily attributable to higher margins realized on the Chinese SFDA systems and better capacity utilization as a result of increased revenues year-over-year.

Sales and Marketing

        The following table presents sales and marketing expense and sales and marketing expense as a percentage of product and service revenue by reportable segment for the years ended December 31, 2006 and 2005 (dollars in thousands):

	2006		2005
	Sales and Marketing	Percentage of Segment Product and Service Revenue	Sales and Marketing	Percentage of Segment Product and Service Revenue
Bruker AXS	$35,321	19.7%	$27,589	20.1%
Bruker Daltonics	25,909	16.3%	23,849	15.0%
Bruker Optics	22,777	21.6%	19,020	24.2%

Total Sales and Marketing	$84,007	19.3%	$70,458	19.0%

        Bruker AXS' sales and marketing expense for the year ended December 31, 2006, increased to $35.3 million, or 19.7% of product and service revenue, from $27.6 million, or 20.1% of product and service revenue for the comparable period in 2005. The increase in sales and marketing expense is primarily attributable to increased headcount related to the acquisitions over the past five quarters and incremental investments in various sales and marketing initiatives.

        Bruker Daltonics' sales and marketing expense for the year ended December 31, 2006, increased to $25.9 million, or 16.3% of product and service revenue, from $23.8 million, or 15.0% of product and service revenue for the comparable period in 2005. The increase in sales and marketing expense is attributable to incremental investments in various sales and marketing initiatives, primarily headcount related.

        Bruker Optics' sales and marketing expense for the year ended December 31, 2006, increased to $22.8 million, or 21.6% of product and service revenue, from $19.0 million, or 24.2% of product and service revenue for the comparable period in 2005. The increase in sales and marketing expense is primarily attributable to increased headcount and higher commissions on increased revenues year-over-year. The decrease in sales and marketing expense as a percentage of product and service revenue is attributable to the leveraging of our sales and marketing infrastructure on higher revenues year-over-year.

General and Administrative

        The following table presents general and administrative expense and general and administrative expense as a percentage of product and service revenue by reportable segment for the years ended December 31, 2006 and 2005 (dollars in thousands):

	2006		2005
	General and Administrative	Percentage of Segment Product and Service Revenue	General and Administrative	Percentage of Segment Product and Service Revenue
Bruker AXS	$12,856	7.2%	$10,797	7.9%
Bruker Daltonics	8,047	5.1%	8,906	5.6%
Bruker Optics	4,392	4.2%	3,227	4.1%
Corporate	3,687		2,671

Total General and Administrative	$28,982	6.7%	$25,601	6.9%

        Bruker AXS' general and administrative expenses for the year ended December 31, 2006, increased to $12.9 million, or 7.2% of product and service revenue, from $10.8 million, or 7.9% of product and service revenue for the comparable period in 2005. The increase in general and administrative expenses is primarily due to increased headcount and intangible asset amortization related to the acquisitions completed over the past five quarters.

        Bruker Daltonics' general and administrative expense for the year ended December 31, 2006, decreased to $8.0 million, or 5.1% of product and service revenue, from $8.9 million, or 5.6% of product and service revenue for the comparable period of 2005. The decrease in general and administrative expenses is primarily attributable to lower bad debt expenses year-over-year and benefits from ongoing cost reduction initiatives.

        Bruker Optics' general and administrative expenses for the year ended December 31, 2006, increased to $4.4 million, or 4.2% of product and service revenue, from $3.2 million, or 4.1% of product and service revenue for the comparable period in 2005. The increase in general and administrative expenses is primarily due to the expansion of the business and to allocated corporate general and administrative expenses associated with being a public company.

        Corporate general and administrative expense for the year ended December 31, 2006, increased to $3.7 million from $2.7 million for the comparable period in 2005. Corporate general and administrative expenses represent expenses associated with being a public company not allocated to our reportable segments, including legal fees, audit and consulting fees, salaries and filing fees. The increase in expenses is primarily attributable to stock-based compensation charges in 2006 not required to be recorded in 2005 and increased headcount year-over-year, partially offset by ongoing cost reduction initiatives.

Research and Development

        The following table presents research and development expense and research and development expense as a percentage of product and service revenue by reportable segment for the years ended December 31, 2006 and 2005 (dollars in thousands):

	2006		2005
	Research and Development	Percentage of Segment Product and Service Revenue	Research and Development	Percentage of Segment Product and Service Revenue
Bruker AXS	$17,687	9.9%	$14,093	10.3%
Bruker Daltonics	24,681	15.6%	27,264	17.1%
Bruker Optics	7,591	7.2%	6,141	7.8%

Total Research and Development	$49,959	11.5%	$47,498	12.8%

        Bruker AXS' research and development expense for the year ended December 31, 2006, increased to $17.7 million, or 9.9% of product and service revenue, from $14.1 million, or 10.3% of product and service revenue for the comparable period in 2005. The increase in research and development expense is primarily attributable to an increase in headcount resulting from the acquisitions completed over the past five quarters, and increased material purchases during 2006 compared to 2005.

        Bruker Daltonics' research and development expense for the year ended December 31, 2006, decreased to $24.7 million, or 15.6% of product and service revenue, from $27.3 million, or 17.1% of product and service revenue for the comparable period in 2005. The decrease in research and development expense is primarily attributable to a decrease in material purchases during the year ended December 31, 2006 compared to the comparable period in 2005 and to a reduction in headcount year-over-year.

        Bruker Optics' research and development expense for the year ended December 31, 2006, increased to $7.6 million, or 7.2% of product and service revenue, from $6.1 million, or 7.8% of product and service revenue for the comparable period in 2005. The increase in research and development expense is primarily attributable to development activities associated with our Dispersive Raman product line, enhanced product development activities and an increase in material purchases and headcount during 2006 compared to 2005.

Acquisition Related Charges

        On April 18, 2006, we announced that we entered into a definitive agreement to acquire all of the stock of Bruker Optics. The acquisition of Bruker Optics was approved by our shareholders on June 29, 2006, and was subsequently completed on July 1, 2006. The acquisition represented a business combination of companies under common control due to a majority of ownership by individuals of both Bruker Corporation and Bruker Optics and, as a result, transaction costs are expensed as incurred rather than being included in a purchase price allocation. During the year ended December 31, 2006, we incurred and expensed acquisition related charges totaling $5.7 million, which consisted of investment banking, legal and accounting fees, compensation earned by the special committee of the Company's Board of Directors and antitrust regulation filing fees.

Interest and Other Income (Expense), Net

        Interest and other income (expense), net, during the year ended December 31, 2006, was $3.8 million, compared to $(0.8) million during the comparable period in 2005. During the year ended December 31, 2006, the major components within interest and other income (expense), net, were the appreciation of the fair value of derivative financial instruments of $4.7 million, rental income of $0.2 million and losses on foreign currency transactions of $(1.6) million. During the year ended December 31, 2005, the major components within interest and other income (expense), net, were the depreciation of the fair value of derivative financial instruments of $(2.7) million, net interest income of $0.5 million and gains on foreign currency transactions of $1.3 million.

Provision for Income Taxes

        The income tax provision for the year ended December 31, 2006, was $15.9 million, or an effective tax rate of 46.3%, compared to an income tax provision of $11.9 million for the year ended December 31, 2005, or an effective tax rate of 54.8%. Our effective tax rate reflects our tax provision for non-U.S. entities only, since no benefit was recognized for losses incurred in the U.S. We will maintain a full valuation allowance for our U.S. net operating losses until evidence exists that it is more likely than not that the loss carryforward amounts will be utilized to offset U.S. taxable income. Our tax rate may change over time as the amount or mix of income and taxes outside the U.S. changes. Our effective tax rate is calculated using our projected annual pre-tax income or loss and is affected by research and development tax credits, the expected level of other tax benefits, and the impact of changes to the valuation allowance, as well as changes in the mix of our pre-tax income and losses among jurisdictions with varying statutory tax rates and credits.

Minority Interest in Consolidated Subsidiaries

        Minority interest in consolidated subsidiaries for the year ended December 31, 2006, was $8,000 compared to $40,000 in 2005. The minority interest in subsidiaries represents the minority shareholders' proportionate share of net income of those subsidiaries for the years ended December 31, 2006 and 2005. For the years ended December 31, 2006 and 2005, the minority interest relates to our two majority-owned subsidiaries, InCoaTec GmbH and Bruker Baltic Ltd. (formerly, Baltic Scientific Instruments Ltd.).

LIQUIDITY AND CAPITAL RESOURCES

        We currently anticipate that our existing cash will be sufficient to support our operating and investing needs for at least the next twelve months, however this depends on our profitability and our ability to manage working capital requirements. Our future cash requirements will also be affected by potential acquisitions. Historically, we financed our growth through a combination of cash generated from operations, debt financings and issuances of common stock. In the future, there can be no assurances that additional financing alternatives will be available to us if required, or if available, will be obtained with favorable terms.

        On February 26, 2008, we completed our acquisition of the Bruker BioSpin Group for $914.0 million. The acquisition of the Bruker BioSpin Group was financed with 57,844,872 shares of unregistered common stock valued at $526.0 million based on the trailing 10 day trading average closing price of $9.14 per share as of two days prior to the signing of the transaction agreements, $351.0 million of cash obtained under a new five year credit facility and the balance with cash on hand. The Credit Agreement is with a syndication of lenders and provides for a revolving credit line with a maximum commitment of $230.0 million and a term facility of $150.0 million. The outstanding principal under the term loan is payable in quarterly installments through December 2012. Borrowings under the Credit Agreement bear interest, at the Company's option, at either (i) the higher of the prime rate or the federal funds rate plus 0.50%, or (ii) adjusted LIBOR, plus margins ranging from 0.40% to 1.25% and a facility fee ranging from 0.10% to 0.20%. As of February 26, 2008, the weighted-average interest rate of borrowings under the Credit Agreement was approximately 4.1%.

        Borrowings under the Credit Agreement are secured by the pledge to the banks of 100% of the capital stock of each of the Company's wholly-owned domestic subsidiaries and 65% of the capital stock of certain of the Company's wholly-owned direct or indirect foreign subsidiaries. The Credit Agreement also requires that we maintain certain financial ratios related to maximum leverage and minimum interest coverage, as defined in the Credit Agreement. In addition to the financial ratios, the Credit Agreement restricts, among other things, our ability to do the following: make certain payments; incur additional debt; incur certain liens; make certain investments, including derivative agreements; merge, consolidate, sell or transfer all or substantially all of the Company's assets; and enter into certain transactions with affiliates.

        During the year ended December 31, 2007, net cash provided by operating activities was $28.2 million compared to net cash provided by operating activities of $37.7 million during the year ended December 31, 2006. The change in cash from operating activities was attributable primarily to changes in working capital, specifically increases in accounts receivable and inventory offset partially by increases in accounts payable and income taxes payable.

        During the year ended December 31, 2007, net cash used by investing activities was $20.5 million compared to net cash provided by investing activities of $12.2 million during the year ended December 31, 2006. Cash used by investing activities during the year ended December 31, 2007, was attributable primarily to $16.1 million in capital expenditures and $4.2 million used for acquisitions, net of cash acquired. Cash provided by investing activities during the year ended December 31, 2006, was attributable primarily to $46.5 million from the sales of short-term investments offset by approximately $26.4 million used for acquisitions, net of cash acquired and $7.6 million in capital expenditures.

        During the year ended December 31, 2007, net cash provided by financing activities was $9.1 million compared to net cash used by financing activities of $64.4 million during the year ended December 31, 2006. Cash provided by financing activities during the year ended December 31, 2007, was attributable to $19.6 million in net proceeds from a public offering of common stock along with subsequent stock option exercises, partially offset by $8.0 million in net repayments of short-term borrowing and $2.4 million in repayments of long-term borrowing. The net cash used by financing activities during the year ended December 31, 2006, consisted of $74.0 million paid to certain shareholders in connection with the acquisition of Bruker Optics offset by $12.2 million in increased proceeds from short-term borrowings. Although the $74.0 million was part of the Bruker Optics purchase price, the purchase accounting treatment for companies under common control resulted in these payments being recorded within financing activities as a deemed dividend.

        At December 31, 2007, we had outstanding debt totaling $38.1 million consisting of $25.1 million outstanding under long-term debt arrangements and $13.0 million outstanding under revolving lines of credit. At December 31, 2006, we had outstanding debt totaling $44.7 million consisting of $25.3 million outstanding under long-term debt arrangements and $19.4 million outstanding under revolving lines of credit.

        Amounts outstanding under long-term debt arrangements include both collateralized and uncollateralized arrangements with various financial institutions in Germany, Japan and the United States and a government agency in the United States. Our long-term debt arrangements also consist of fixed and variable interest rates ranging from 1.80% to 8.01% at December 31, 2007. Certain of these arrangements expose us to adverse movements in interest rates, primarily from floating rate debt instruments that are indexed to short-term market rates. We entered into interest rate swaps and cross currency rate swaps in order to minimize the volatility that changes in interest rates might have on earnings and cash flows.

        Our revolving lines of credit are with various financial institutions in the United States, Germany, Japan and France and have aggregate maximum borrowing amounts of $121.0 million and $75.3 million at December 31, 2007 and 2006, respectively. With consideration to outstanding letters of credit, we had availability of approximately $94.7 million and $46.8 million at December 31, 2007 and 2006, respectively. Effective February 26, 2008, we terminated our line of credit in the United States and replaced it with the revolving credit available under the Credit Agreement entered into in connection with the acquisition of the Bruker BioSpin Group.

        Our $75.0 million revolving line of credit in the United States was secured by a pledge of 100% of the capital stock of each of our wholly-owned domestic subsidiaries, each of which also pledged a portion of the stock of certain of their foreign subsidiaries. The maximum commitment under this line of credit was increased to $75.0 million from $40.0 million in September 2007. Borrowings under this revolving line of credit bore interest at the bank's prime rate, LIBOR plus 1%, or a LIBOR advantage rate plus 1% at the request of the Company. There were no amounts outstanding under this line of credit at December 31, 2007, and there was $11.0 million outstanding at December 31, 2006.

        Our revolving lines of credit in Germany, Japan and France provide for a maximum commitment of $46.0 million and are uncollateralized. Borrowings under the revolving lines of credit in Germany, Japan and France bear interest at variable rates and ranged from 1.50% to 9.75% on amounts outstanding at December 31, 2007.

        The following table summarizes maturities for our significant financial obligations as of December 31, 2007 (in thousands):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 years
Short-term borrowings	$13,058	$13,058	$—	$—	$—
Operating lease obligations	21,366	4,902	8,274	6,906	1,284
Long-term debt, including current portion	25,052	18,658	3,923	2,133	338
Pensions	12,933	155	703	1,304	10,771
Uncertain tax contingencies	7,260	—	7,260	—	—

Total contractual obligations	$79,669	$36,773	$20,160	$10,343	$12,393

        Uncertain tax contingencies are positions taken or expected to be taken on an income tax return that may result in additional payments to tax authorities. The amount in the preceding table includes interest and penalties accrued related to such positions as of December 31, 2007. The total amount of uncertain tax contingencies is included in the "1-3 Years" column because we are not able to reasonably estimate the timing of potential future payments. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.

        As of December 31, 2007, we had $18.9 million of net operating loss carryforwards available to reduce future U.S. taxable income. These losses have various expiration dates through 2027. We also had foreign tax credits of $8.0 million that expire in 2017 and research and development tax credits of $3.1 million available to offset future U.S. tax liabilities that expire at various dates through 2025.

TRANSACTIONS WITH RELATED PARTIES

        Prior to the acquisition of the Bruker BioSpin Group on February 26, 2008, we were affiliated, through common shareholders, with several other entities which use the Bruker name. A sharing agreement with certain of these affiliates provides for the sharing of specified intellectual property rights, services, facilities and other related items.

        As of December 31, 2007 and 2006, we had payables to related parties of $8.3 million and $5.9 million, respectively. As of December 31, 2007 and 2006, we had receivables from related parties of $7.2 million and $9.0 million, respectively. Payment terms on balances with related parties are similar as those with third party customers.

        Sales to related parties which are not subsidiaries of ours are included as revenues in the consolidated financial statements. These related parties maintain sales offices in countries in which we do not have our own distribution network. As such, these sales were primarily for resale of our products only. These sales amounted to $14.5 million, $11.3 million and $13.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. In addition, we purchased products and services which amounted to $24.0 million, $21.1 million and $17.0 million from affiliated entities in the years ended December 31, 2007, 2006 and 2005, respectively.

        We share various general and administrative expenses for items including umbrella insurance policies, accounting services and leases with various related parties. These general and administrative expenses amounted to $5.1 million, $3.7 million and $2.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        During the years ended December 31, 2007, 2006 and 2005, we paid $1.3 million, $1.3 million and $0.5 million, respectively, to a law firm in which one of our directors is a partner.

        During the years ended December 31, 2007, 2006 and 2005, we paid $0.1 million in each period to a financial services firm in which one of our directors is a partner.

        Bruker Optics rents various office space from a principal stockholder under lease agreements. During each of the years ended December 31, 2007, 2006 and 2005, this stockholder was paid approximately $0.4 million, $0.3 million and $0.3 million, respectively, which was estimated to be equal to the fair market value less the cost of capital improvements provided by Bruker Optics in 2004. Bruker Optics subleased a portion of this office space to an affiliate during 2007, 2006 and 2005, and received rental income, which includes charges for utilities and other occupancy costs, of $31,500 for each period. This rental income is recorded as a reduction of rent, utilities and building maintenance expenses.

NEW ACCOUNTING PRONOUNCEMENTS

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS No. 141(R)"). This statement will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with certain limited exceptions. In addition, SFAS No. 141(R) will change the accounting treatment for acquisition costs, in-process research and development, restructuring costs associated with business combinations and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date. SFAS No. 141(R) also includes a significant number of new disclosure requirements. Early adoption of SFAS No. 141(R) is prohibited and we will be required to apply SFAS No. 141(R) to acquisitions that occur on or after January 1, 2009.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 ("SFAS No. 160"). This statement establishes new accounting and reporting standards for the minority interest in a subsidiary and the deconsolidation of a subsidiary. SFAS No. 160 is effective as of the beginning of fiscal 2009 and early adoption is prohibited. We have not yet assessed the effect, if any, that adoption of SFAS No. 160 will have on its results of operations and financial position.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities, Including an amendment of FASB Statement No. 115 ("SFAS No. 159"). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective as of the beginning of fiscal 2008. We do not expect that adoption of SFAS No. 159 will have a material impact on our results of operations or financial position.

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS No. 157"). This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 ("FSP 157-1") and FSP 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2"). FSP 157-2 defers the effective date in SFAS No. 157 until fiscal years beginning after November 15, 2008, for certain nonfinancial assets and liabilities. SFAS No. 157 provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how such fair value measurements were developed. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company specific data. We are currently assessing the impact that SFAS No. 157 will have on its results of operations and financial position.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are potentially exposed to market risks associated with changes in foreign exchange rates and interest rates. We selectively use financial instruments to reduce these risks. All transactions related to risk management techniques are authorized and executed pursuant to our policies and procedures. Analytical techniques used to manage and monitor foreign exchange and interest rate risk include market valuations and sensitivity analysis.

Impact of Foreign Currencies

        We generate a substantial portion of its revenues in international markets, principally Europe and Japan, which subjects its operations to the exposure of exchange rate fluctuations. The impact of currency exchange rate movement can be positive or negative in any period. Our costs related to sales in foreign currencies are largely denominated in the same respective currencies, limiting our transaction risk exposure. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our prices not being competitive in a market where business is transacted in the local currency.

        Our realized foreign exchange gains (losses), net were $(2.1) million and $(1.6) million for the years ended December 31, 2007 and 2006, respectively. As we continue to expand internationally we will continue to evaluate our currency risks and may utilize foreign exchange rate contracts more frequently in order to mitigate our foreign currency exposure.

        From time to time, we enter into foreign exchange rate contracts in order to minimize the volatility that fluctuations in currency exchange rates have our cash flows related to purchases and sales denominated in foreign currencies. At December 31, 2007, we had outstanding forward currency exchange contracts with notional amounts aggregating $15.0 million. The contracts involved the purchase of EURO currency at fixed U.S. dollar amounts on specified dates and had maturities of less than twelve months. The notional amounts of the contracts are intended to hedge receivables in U.S. dollars. However, these transactions do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Accordingly, the instruments are marked-to-market with the corresponding gains and losses recorded in other income (expense) in the consolidated statements of operations. As of December 31, 2007, the currency exchange contracts had fair values of less than $0.1 million.

Impact of Interest Rates

        We regularly invest excess cash in overnight repurchase agreements and interest-bearing investment-grade securities that we hold for the duration of the term of the respective instrument and are subject to changes in short-term interest rates. We believe that the market risk arising from holding these financial instruments is minimal.

        Our exposure related to adverse movements in interest rates is derived primarily from outstanding floating rate debt instruments that are indexed to short-term market rates. Our objective in managing our exposure to interest rates is to decrease the volatility that changes in interest rates might have on our earnings and cash flows. To achieve this objective we entered into interest rate swaps and cross currency rate swaps in order to minimize the volatility that changes in interest rates might have on earnings and cash flows. We have determined that its interest rate swaps are not effective in offsetting the change in interest cash flows being hedged as defined by SFAS No. 133 and, accordingly, the changes in the swap's fair value are recorded in current earnings in interest and other income (expense) in the consolidated statements of operations.

        In 1999, we entered into an interest rate swap arrangement to pay a 4.60% fixed rate of interest and receive a variable rate of interest based on the Securities Industry and Financial Markets Municipal Swap Index through December 2013. The notional amount of the interest rate swap was $1.7 million at December 31, 2007, and had a fair value of $(0.1) million.

        In 2002, we entered into a cross currency interest rate swap arrangement under which we receive semiannual interest payments in EUROs based on a variable interest rate equal to the six-month EURIBOR rate in exchange for semiannual payments in Swiss francs at a fixed rate of 4.97% through December 2011. The notional amount of the swap was €5.0 million and had a fair value of $0.6 million.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Bruker Corporation

        We have audited the accompanying consolidated balance sheets of Bruker Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bruker Corporation at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, Bruker Corporation adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and effective January 1, 2007, adopted Financial Accounting Standards Board Interpretation 48, Accounting for Uncertainty in Income Taxes.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bruker Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Boston, Massachusetts March 14, 2008

BRUKER CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$72,876	$52,147
Accounts receivable, net	114,938	79,604
Due from affiliated companies	7,203	9,028
Inventories	171,332	134,504
Other current assets	29,281	19,461

Total current assets	395,630	294,744
Property, plant and equipment	103,100	90,349
Restricted cash	1,683	1,107
Goodwill	40,780	39,777
Intangible assets	4,128	5,579
Other assets	7,892	1,631

Total assets	$553,213	$433,187

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$13,058	$19,396
Current portion of long-term debt	18,658	2,461
Accounts payable	32,584	23,102
Due to affiliated companies	8,326	5,901
Customer advances	55,855	49,461
Other current liabilities	124,472	94,807

Total current liabilities	252,953	195,128
Long-term debt	6,394	22,863
Other long-term liabilities	21,736	12,375
Accrued pension	12,933	11,116
Minority interest in consolidated subsidiaries	538	239
Commitments and contingencies (Note 14)
Shareholders' equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued or outstanding at December 31, 2007 and 2006	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized, 105,717,320 and 102,561,129 shares issued and outstanding at December 31, 2007 and 2006, respectively	1,050	1,020
Additional paid-in capital	171,508	149,460
Retained earnings	48,245	17,467
Accumulated other comprehensive income	37,856	23,519

Total shareholders' equity	258,659	191,466

Total liabilities and shareholders' equity	$553,213	$433,187

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Product revenue	$482,153	$384,548	$329,452
Service revenue	64,553	49,930	40,471
Other revenue	870	1,356	2,330

Total revenue	547,576	435,834	372,253
Cost of product revenue	252,130	206,628	178,831
Cost of service revenue	42,308	29,872	27,443

Total cost of revenue	294,438	236,500	206,274

Gross profit	253,138	199,334	165,979
Operating expenses:
Sales and marketing	105,983	84,007	70,458
General and administrative	34,058	28,982	25,601
Research and development	58,466	49,959	47,498
Acquisition related charges	4,664	5,724	—

Total operating expenses	203,171	168,672	143,557

Operating income	49,967	30,662	22,422
Interest and other income (expense), net	(1,355)	3,758	(780)

Income before provision for income taxes and minority interest in consolidated subsidiaries	48,612	34,420	21,642
Provision for income taxes	16,784	15,931	11,855

Income before minority interest in consolidated subsidiaries	31,828	18,489	9,787
Minority interest in consolidated subsidiaries	299	8	40

Net income	$31,529	$18,481	$9,747

Net income per share—basic and diluted:	$0.30	$0.18	$0.10
Weighted average common shares outstanding:
Basic	103,702	101,512	100,823
Diluted	106,769	102,561	101,130

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balance at December 31, 2004	100,772,313	$1,008	$216,420	$(10,761)	$—	$28,873	$235,540
Shares issued in connection with acquisition	209,271	2	892	—	—	—	894
Stock options exercised	124,121	1	376	—	—	—	377
Stock compensation related to stock options issued to non-employees	—	—	28	—	—	—	28
Comprehensive loss:
Net income	—	—	—	9,747	—	—	9,747
Unrealized gain on investments	—	—	—	—	—	12	12
Foreign currency translation adjustments	—	—	—	—	—	(17,191)	(17,191)

Net comprehensive loss							(7,432)

Balance at December 31, 2005	101,105,705	$1,011	$217,716	$(1,014)	$—	$11,694	$229,407
Shares issued in connection with the purchase of minority interest	73,475	1	360	—	—	—	361
Deemed dividend in connection with the Bruker Optics acquisition	—	—	(74,021)	—	—	—	(74,021)
Shares issued in connection with acquisitions	469,525	5	2,605	—	—	—	2,610
Stock options exercised	290,224	3	1,326	—	—	—	1,329
Stock based compensation	—	—	1,474	—	—	—	1,474
Issuance of restricted shares	622,200	—	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	18,481	—	—	18,481
Foreign currency translation adjustments	—	—	—	—	—	11,825	11,825

Net comprehensive income							30,306

Balance at December 31, 2006	102,561,129	$1,020	$149,460	$17,467	$—	$23,519	$191,466
Issuance of common stock, net of issuance costs	2,530,000	25	16,906	—	—	—	16,931
Shares issued in connection with acquisitions	38,493	—	345	—	—	—	345
Stock options exercised	500,366	5	2,545	—	—	—	2,550
Stock based compensation	—	—	2,161	—	—	—	2,161
Issuance of restricted shares	87,332	—	—	—	—	—	—
Treasury stock acquired	—	—	84	—	(92)	—	(8)
Treasury stock reissued	—	—	7	—	92	—	99
Reduction in retained earnings related to the adoption of FIN No. 48	—	—	—	(751)	—	—	(751)
Comprehensive income:							—
Net income	—	—	—	31,529	—	—	31,529
Foreign currency translation adjustments	—	—	—	—	—	14,337	14,337

Net comprehensive income							45,866

Balance at December 31, 2007	105,717,320	$1,050	$171,508	$48,245	$—	$37,856	$258,659

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$31,529	$18,481	$9,747
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	12,628	13,289	10,506
Deferred income taxes	(2,029)	1,412	(1,315)
Provision for doubtful accounts	299	(368)	155
Stock compensation	2,161	1,474	28
Minority interest in consolidated subsidiary	299	8	40
Loss (gain) on disposal of assets	493	(464)	(513)
(Gain) loss on fair market value of derivative instruments	621	(4,714)	2,783
Changes in operating assets and liabilities:
Accounts receivable	(28,082)	(5,779)	(2,253)
Inventories	(26,217)	(11,675)	(835)
Other assets and prepaid expenses	(6,557)	(10,349)	(3,728)
Accounts payable	10,929	11,172	573
Income taxes payable	4,897	(7,031)	9,982
Accrued pension	634	1,520	1,020
Other liabilities	26,604	30,717	23,532

Net cash provided by operating activities	28,209	37,693	49,722

Cash flows from investing activities:
Purchases of property, plant and equipment	(16,079)	(7,623)	(4,791)
Purchase of short-term investments	—	—	(1,276)
Redemption of short-term investments	—	46,460	—
Acquisitions, net of cash acquired	(4,152)	(26,449)	(5,605)
Restricted cash	(304)	(89)	(357)

Net cash (used in) provided by investing activities	(20,535)	12,299	(12,029)

Cash flows from financing activities:
Proceeds from (repayment of) short-term borrowings, net	(8,034)	12,179	(5,366)
Repayment of long-term debt	(2,436)	(6,709)	(6,299)
Proceeds from long-term debt	—	2,583	313
Proceeds from issuance of common stock, net of issuance costs	19,572	1,583	377
Cash payments to shareholders	—	(74,021)	—

Net cash provided by (used in) financing activities	9,102	(64,385)	(10,975)
Effect of exchange rate changes on cash	3,953	3,908	(5,506)

Net change in cash and cash equivalents	20,729	(10,485)	21,212
Cash and cash equivalents at beginning of year	52,147	62,632	41,420

Cash and cash equivalents at end of year	$72,876	$52,147	$62,632

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,967	$2,101	$1,637
Cash paid for taxes	16,917	21,658	2,858
Noncash investing and financing activities:
Issuance of common stock for Bruker Optics acquisition	—	55,853	—
Issuance of common stock for other acquisitions	345	2,610	894

The accompanying notes are an integral part of these statements.

Bruker Corporation

Notes to Consolidated Financial Statements

Note 1—Description of Business

        Bruker Corporation and its wholly-owned subsidiaries (the "Company") design, manufacture, service and market proprietary life science and materials research systems based on mass spectrometry core technology platforms, X-ray technologies, optical emission spectroscopy (OES), and infrared and Raman molecular spectroscopy technology. The Company also sells a broad range of field analytical systems for chemical, biological, radiological and nuclear (CBRN) detection. The Company maintains major technical and manufacturing centers in Europe, North America and Japan and sales offices throughout the world. The Company's diverse customer base includes pharmaceutical, biotechnology and proteomics companies, academic institutions, advanced materials and semiconductor industries and government agencies.

        On July 1, 2006, the Company completed its acquisition of Bruker Optics Inc. ("Bruker Optics"). Both the Company and Bruker Optics were majority owned by five affiliated stockholders prior to the acquisition. As a result, the acquisition of Bruker Optics by the Company is considered a business combination of companies under common control. Accordingly, the acquisition of Bruker Optics, as it relates to the portion under common ownership (approximately 96%), was accounted for at historical carrying values at the date of the acquisition. The portion not under the common ownership of the five affiliated stockholders (approximately 4%) has been accounted for as a minority interest. The portion not under common control primarily represented stock options to purchase shares of common stock outstanding at the date of the acquisition. The excess purchase price of the interest not under common control over the fair value of the related net assets acquired was accounted for as goodwill and intangible assets. The consolidated balance sheets, statements of operations, statements of cash flows and notes to the consolidated financial statements for all periods presented herein have been restated by combining the historical consolidated financial statements of the Company with those of Bruker Optics.

        Since the integration of the Bruker Optics acquisition began, management of the Company has been changing the way the business is managed and considers the Company to be a provider of instrumentation and solutions to life sciences and industrial businesses throughout the world. Management will continue to focus on addressing the markets we serve and the needs of our various customers, including pharmaceutical, biotechnology, advanced and raw materials companies, and academic and governmental institutions, and less on selling individual products and technologies. As a result of changes in the Company's business, the Company may change its segment reporting in the future. The Company currently reports financial results on the basis of the following three business segments:

  1.
  Bruker Daltonics is a leading developer and provider of life science tools based on mass spectrometry and also develops and provides a broad range of field analytical systems for CBRN detection.

  2.
  Bruker AXS is a leading developer and provider of life science and advanced materials research tools based on X-ray technology tools for advanced X-ray and OES-spark instrumentation used in non-destructive molecular materials and elemental analysis in academic, research and industrial applications.

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

Restricted Cash

        Certain customers require the Company to provide bank guarantees on customer advances. These amounts are considered restricted cash and are classified as non-current. Generally, lines of credit facilitate this requirement. However, to the extent the required guarantee exceeds the available local line of credit, the Company maintains current restricted cash balances. In addition, the Company is required to maintain a restricted cash balance as a guarantee for the lessor of the building located in Delft, Netherlands, throughout the lease term, which has also been classified as non-current. As of December 31, 2007 and 2006, restricted cash balances were approximately $1.7 million and $1.1 million, respectively.

Concentration of Credit Risk

        Financial instruments which subject the Company to credit risk consist of cash and cash equivalents and accounts receivables. The risk with respect to cash and cash equivalents is minimized by the Company's policy of investing in short-term financial instruments issued by highly-rated financial institutions. The risk with respect to accounts receivables is minimized by the creditworthiness of the Company's customers. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been within management's expectations and the allowance for doubtful accounts totaled $1.9 million and $2.4 million as of December 31, 2007 and 2006, respectively. For the years ended December 31, 2007, 2006 and 2005, no single customer exceed 10% of the Company's revenue or accounts receivable.

Inventories

        Components of inventory include raw materials, work-in process, demonstration units and finished goods. Demonstration units include units which are located in the Company's demonstration laboratories and at potential customer sites and are considered available for sale. Finished goods include in-transit systems that have been shipped to the Company's customers, but not yet installed and accepted by the customer. All inventories are stated at the lower of cost or market, cost determined principally by the first-in, first-out, ("FIFO") method for a majority of subsidiaries and by average-cost for one international location. The Company reduces the carrying value of its inventories for differences between the cost and estimated net realizable value taking into consideration usage in the preceding twelve months, expected demand, technological obsolescence and other information including the physical condition of demonstration and in-transit inventories. The Company records as a charge to cost of revenue for the amount required to reduce the carrying value of inventory to net realizable value. Costs associated with the procurement and warehousing of inventories, such as inbound freight charges and purchasing and receiving costs, are also included in the cost of revenue line item within the statement of operations.

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

        Depreciation and amortization expense associated with property, plant and equipment for the years ended December 31, 2007, 2006 and 2005, was approximately $11.3 million, $12.1 million and $10.0 million, respectively.

Goodwill and Intangible Assets

        The Company accounts for goodwill and other intangible assets in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives not be amortized. Instead, these assets are tested for impairment on a reportable operating segment basis annually, or on an interim basis when events or changes in circumstances warrant. The impairment test consists of a comparison of the fair value of goodwill or an intangible asset with its carrying amount with any related impairment losses recognized in earnings when incurred. The Company performs its annual test for indications of impairment as of December 31st each year. In accordance with SFAS No. 142, the Company tested for impairment as of December 31, 2007 and 2006, and determined that goodwill and indefinite-lived intangible assets were not impaired.

        Intangible assets with a finite useful life are amortized on a straight-line basis over their estimated useful lives, with periods ranging from 4 to 10 years.

Impairment of Long-Lived Assets

        Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the quoted market price, if available, or the estimated undiscounted operating cash flows generated by those assets are less than the assets' carrying value. Impairment losses are charged to the statement of operations for the difference between the fair value and carrying value of the asset. No impairment losses were recorded on long-lived assets during the years ended December 31, 2007, 2006 and 2005.

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

Minority Interest in Consolidated Subsidiaries

        Minority interest on the statement of operations of $299,000, $8,000 and $40,000 for the years ended December 31, 2007, 2006 and 2005, respectively, represents the minority common shareholders' proportionate share of the net loss of InCoaTec GmbH and Bruker Baltic Ltd.

Income Taxes

        The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS No. 109"). SFAS No. 109 requires the asset and liability approach to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using enacted tax rates in effect for the year in which the differences are expected to be reflected in the tax return. The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.

        On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 ("FIN No. 48"). Among other things, FIN No. 48 provides guidance to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold which an income tax position must achieve before being recognized in the financial statements. In addition, FIN No. 48 requires expanded annual disclosures, including a rollforward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. In connection with the adoption of FIN No. 48 the Company recorded a reduction to retained earnings of $0.8 million as of January 1, 2007. The Company had unrecognized tax benefits of approximately $5.7 million as of January 1, 2007, of which $2.0 million, if recognized, would result in a reduction of the Company's effective tax rate.

Customer Advances

        The Company typically requires an advance deposit under the terms and conditions of contracts with customers. These deposits are recorded as a liability until revenue is recognized on the specific contract.

Other Comprehensive Income (Loss)

        Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in other comprehensive income (loss), but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders' equity, net of tax. The Company's other comprehensive income (loss) is composed primarily of foreign currency translation adjustments.

Fair Value of Financial Instruments

        The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, amounts due from/to affiliated companies and long-term debt. The carrying amounts of the Company's cash and cash equivalents, accounts receivable, accounts payable and amounts due from/to affiliated companies approximate fair value due to their short-term nature. The fair value of long-term debt is estimated based on current interest rates offered to the Company for financing arrangements with similar maturities. The recorded value of these financial instruments approximates their fair value at December 31, 2007 and 2006.

Derivative Financial Instruments

        The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS No. 133") as amended. All derivatives, whether designated in hedging relations or not, are recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in the results of operations. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in accumulated other comprehensive income and are recognized in the results of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in the results of operations. For derivative instruments not designated as hedging instruments, changes in fair value are recognized in the results of operations in the current period.

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

        Grant revenue is earned from the governments of Germany and the United States for various early-stage research & development projects. Grant revenue is recognized when the Company completes the services required under the grant.

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

Advertising

        The Company expenses advertising costs as incurred. Advertising expenses were $3.5 million, $2.7 million and $2.3 million during the years ended December 31, 2007, 2006 and 2005, respectively.

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

Stock-Based Compensation

        Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, ("SFAS No. 123(R)"), using the modified prospective method whereby prior periods are not restated for comparability. SFAS No. 123(R) requires recognition of stock-based compensation expense in the statement of operations over the vesting period based on the fair value of the award at the grant date. Previously, the Company used the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), as amended by related interpretations of the Financial Accounting Standards Board. Under APB 25, no compensation cost was recognized for stock options because the quoted market price of the stock at the grant date was equal to the amount per share the employee had to pay to acquire the stock after fulfilling the vesting period. SFAS No. 123(R) supersedes APB 25 as well as SFAS No. 123, Accounting for Stock-Based Compensation, which permitted pro forma footnote disclosures to report the difference between the fair value method and the intrinsic value method.

        The Company's primary types of share-based compensation are stock options and restricted stock. The Company recorded stock-based compensation expense for the years ended December 31, 2007 and 2006, as follows (in thousands):

	2007	2006
Stock options	$1,556	$1,090
Restricted stock	605	384

Total stock-based compensation, pre-tax	2,161	1,474
Tax benefit	608	387

Total stock-based compensation, net of tax	$1,553	$1,087

        The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model. Volatility and expected term assumptions are based on the Company's historical experience. The risk-free interest rate is based on a U.S. treasury note with a maturity similar to the option award's expected life. The assumptions for volatility, expected life, dividend yield and risk-free interest rate are presented in the table below:

	2007	2006
Risk-free interest rate	3.48%-5.21%	4.30%
Expected life	6.5 years	5 years
Volatility	82.0%	82.0%
Expected dividend yield	0%	0%

        Had compensation expense for the Company's stock option plans during the year ended December 31, 2005, been determined based on the fair value at the grant date, consistent with the methodology prescribed by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the Company's net income and net income per common share for the year ended December 31, 2005, would have approximated the following pro forma amounts (in thousands, except per share data):

2005
Net income, as reported	$9,747
Deduct:
Total stock-based compensation expense determined using fair value based method for all awards, net of taxes	(4,278)

Net income, pro forma	$5,469

Net income per common share:
Basic and diluted, as reported	$0.10
Basic and diluted, pro forma	$0.05

        The fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

2005
Risk-free interest rate	4.25%-4.30%
Expected life of option	4-5 years
Volatility	40.0%-80.0%
Expected dividend yield	0%

Earnings Per Share

        Net income per share is calculated by dividing net income by the weighted-average shares outstanding during the period. The diluted net income per share computation includes the effect of shares which would be issuable upon the exercise of outstanding stock options, reduced by the number of shares which are assumed to be purchased by the Company from the resulting proceeds at the average market price during the period.

        The following table sets forth the computation of basic and diluted average shares outstanding for the years ended December 31, 2007, 2006 and 2005, (in thousands):

	2007	2006	2005
Net income, as reported	$31,529	$18,481	$9,747

Weighted average shares outstanding:
Weighted average shares outstanding—basic	103,702	101,512	100,823
Effect of dilutive securities:
Stock options	3,067	1,049	307

Weighted average shares outstanding—diluted	106,769	102,561	101,130

Net income per share—basic and diluted	$0.30	$0.18	$0.10

        Stock options to purchase 583,000 shares, 1,056,000 shares and 2,624,000 shares were excluded from the computation of diluted earnings per share in the years ended December 31, 2007, 2006 and 2005, respectively, because the exercise price of the stock options exceeded the average market price of the Company's common stock and, as a result, would have had an anti-dilutive effect.

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

Note 3—Acquisition of Bruker Optics

        On July 1, 2006, the Company completed the acquisition of all of the outstanding stock of Bruker Optics in accordance with the terms of the stock purchase agreement dated as of April 17, 2006. The acquisition of Bruker Optics represented a combination of companies under common control due to the majority ownership of both companies by five related individuals as an affiliated shareholder group. As a result, the acquisition, as it related to the shares owned by these affiliated shareholders (approximately 96%), was accounted for at historical carrying value. The acquisition of the shares of the non-affiliated shareholders (approximately 4%) was accounted for at fair value, in a manner similar to the acquisition of a minority interest. The excess purchase price of the interest not under common control over the fair value of the related net assets was recorded as intangible assets and goodwill.

        Upon completion of the acquisition, the Company paid an aggregate of $135 million of consideration to the Bruker Optics stockholders and holders of Bruker Optics stock options, of which approximately $79 million was paid in cash and approximately $56 million was paid in restricted unregistered shares of Company common stock. The fair value of the consideration paid for the acquisition of the minority interest was approximately $5.2 million, including cash of $4.8 million and common stock valued at $0.4 million. The value of the shares of common stock issued to the non-affiliated shareholder in connection with the merger was determined using a trailing average of the closing market prices of the Company's stock for a period of ten consecutive trading days ending three days prior to the closing of the acquisition, which occurred on July 1, 2006.

        The Company engaged RSM McGladrey, Inc., a third party valuation firm, to assist management in appraising the fair value of certain assets acquired. The appraisal was completed in the second quarter of 2007. The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition of the minority interest (in thousands):

Current assets	$42,387
Property, plant and equipment	13,174
Intangible assets	53,846
Other assets	72

Total assets acquired	109,479

Current liabilities	34,488
Long-term debt	3,463
Other long-term liabilities	2,074

Total liabilities assumed	40,025

Net assets	69,454
Minority interest percentage	4.1%

Net assets acquired	2,848
Goodwill	2,294

Total purchase price	$5,142

        The purchase price for the 4.1% minority interest acquired was allocated to the net assets acquired on a pro rata basis in accordance with SFAS No. 141, Business Combinations. Accordingly, estimated acquisition related intangibles total $2.2 million and are being amortized over four years. In addition, approximately $2.7 million of acquired intangible assets were assigned to in-process research and development projects of which the 4.1% minority interest, or approximately $0.1 million, was written off at the date of acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. The projects that were estimated to qualify as acquired in-process research and development projects were those that had not yet reached technology feasibility and for which no future alternative uses existed.

        The $2.3 million of goodwill acquired from Bruker Optics in connection with the merger was assigned to the Company's direct wholly-owned subsidiary Bruker Optics Inc., and will not be deductible for tax purposes since the merger was a tax-free merger.

Note 4—Other Acquisitions

        On June 30, 2007, the Company acquired Analys-Konsult AB ("AKAB"), a distributor and service provider of scientific instrumentation based in Sweden. The results of AKAB have been included in the Bruker AXS segment from the date of acquisition. The aggregate purchase price of AKAB was approximately $0.8 million, of which approximately $0.5 million was paid in cash and approximately $0.3 million was funded by the issuance of an aggregate of 29,740 restricted unregistered shares of the Company's common stock, par value $0.01 per share, to AKAB's shareholders.

        On January 1, 2007, the Company acquired all of the assets of Keca Metal Products, Ltd. ("Keca"), a Texas partnership located in Spring, Texas. The results of Keca have been included in the Bruker Optics segment from the date of acquisition. Keca provides specialized machining services, primarily to Bruker Optics. In addition, on November 26, 2007, the Company acquired all of the assets of Micron Optical Systems, Inc. ("Micron"). The results of Micron have been included in the Bruker Optics segment from the date of acquisition. The aggregate purchase price for Keca and Micron was $0.6 million and $0.8 million, respectively, and was funded primarily with cash on hand.

        The Company recorded $1.6 million of goodwill in connection with the acquisition of AKAB, Keca and Micron in 2007. The goodwill related to AKAB was assigned to the Bruker AXS segment. The goodwill related to the asset acquisitions of Keca and Micron were assigned to the Bruker Optics segment.

        Pro forma financial information reflecting the AKAB acquisition has not been presented as the impact on revenues, net income and net income per common share would not have been material.

        On September 6, 2006, the Company acquired all of the capital stock of Quantron GmbH, an OES-spark company based in Germany ("Quantron"). The results of Quantron have been included in the Bruker AXS segment from the date of acquisition. In accordance with the stock purchase agreement, at the closing, the Company paid an aggregate of approximately $6.5 million of consideration to the Sellers, of which approximately $5.2 million was paid in cash and approximately $1.3 million was paid in the issuance of an aggregate of 202,223 restricted unregistered shares of the Company's common stock, par value $0.01 per share, to Quantron's two largest shareholders. Pursuant to the earn-out provisions of the stock purchase agreement, up to an aggregate of $4.9 million of additional cash consideration may be paid through 2009 based on future performance of Quantron, which will be treated as additional purchase price. No additional consideration has been earned as of December 31, 2007.

        On July 18, 2006, the Company acquired all of the capital stock of KeyMaster Technologies, Inc. ("KeyMaster"), a Delaware corporation located in Kennewick, Washington. The results of KeyMaster have been included in the Bruker AXS segment from the date of acquisition. The aggregate purchase price for KeyMaster was $10.0 million and was funded by incurring additional debt.

        On January 17, 2006, the Company acquired Socabim SAS ("Socabim"), a privately-held company focused on advanced X-ray analysis software for materials research based in France. The results of Socabim have been included in the Bruker AXS segment from the date of acquisition. The initial aggregate purchase price of approximately $8.6 million was paid through the issuance of 267,302 restricted shares of common stock of the Company to Socabim's two largest shareholders, which had an aggregate value of approximately $1.3 million as of the date of issuance, and an aggregate of $7.3 million was paid to all of the Socabim selling shareholders from cash on hand. Additional cash consideration, in the amount of approximately $1.5 million in total, may be paid through 2009 based on the future performance of Socabim, which will be accounted for as additional purchase price. As of December 31, 2007, $0.4 million of additional consideration has been earned. Prior to the acquisition, the Company licensed from Socabim software that is used in various Bruker AXS systems. Bruker AXS was Socabim's principal customer before the acquisition which required the Company to evaluate the preexisting relationship with Socabim in accordance with Emerging Issues Task Force No. 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination. EITF 04-1 requires an analysis to be performed to determine whether there has been an effective settlement of a preexisting executory contract that was either favorable or unfavorable to the acquirer. To the extent there was an executory contract that was either favorable or unfavorable to the acquirer, a gain or loss is recognized. Management determined there was no settlement of a preexisting executory contract in the acquisition of Socabim and, accordingly, no gain or loss was recognized.

        The Company recorded $19.5 million of goodwill in connection with the acquisition of Quantron, KeyMaster and Socabim in 2006 and assigned the goodwill to each individual subsidiary. The valuation of the net assets acquired in connection with certain of these acquisitions was finalized in 2007 and did not result in any material adjustments to goodwill.

        Pro forma information to reflect the Quantron, KeyMaster and Socabim acquisitions has not been presented as the impact on revenues, net income and net income per common share would not have been material.

Note 5—Accounts Receivable

        The following is a summary of trade accounts receivable at December 31, (in thousands):

	2007	2006
Gross accounts receivable	$116,828	$82,014
Allowance for doubtful accounts	(1,890)	(2,410)

Accounts receivable, net	$114,938	$79,604

Note 6—Inventories

        Inventories consisted of the following as of December 31, (in thousands):

	2007	2006
Raw materials	$54,743	$45,361
Work-in process	50,634	42,269
Demonstration units	19,801	14,678
Finished goods	46,154	32,196

Total inventories	$171,332	$134,504

        Demonstration units include systems located in the Company's demonstration laboratories and at potential customer sites and are considered available for sale. Finished goods include in-transit systems that have been shipped to the Company's customers but not yet installed and accepted by the customer. As of December 31, 2007 and 2006, inventory-in-transit was $34.4 million and $24.1 million, respectively.

Note 7—Property, Plant and Equipment

        The following is a summary of property, plant and equipment by major class of asset as of December 31, (in thousands):

	2007	2006
Land	$12,173	$10,437
Building and leasehold improvements	104,587	88,530
Machinery and equipment	85,164	72,967

	201,924	171,934
Less accumulated depreciation and amortization	(98,824)	(81,585)

Property, plant and equipment, net	$103,100	$90,349

Note 8—Goodwill and Other Intangible Assets

        The following is a summary of other intangible assets subject to amortization as of December 31, (in thousands):

		2007			2006
	Useful Lives in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology and related patents	4-5	$6,249	$(3,022)	$3,227	$6,172	$(1,916)	$4,256
Customer relationships	5	1,115	(477)	638	1,108	(288)	820
Trade names	5-10	439	(176)	263	718	(215)	503

Total amortizable intangible assets		$7,803	$(3,675)	$4,128	$7,998	$(2,419)	$5,579

        For the years ended December 31, 2007, 2006 and 2005, the Company recorded amortization expense of approximately $1.3 million, $1.2 million and $0.5 million, respectively, related to other amortizable intangible assets.

        The estimated future amortization expense related to amortizable intangible assets over the next five years is as follows (in thousands):

2008	$1,228
2009	1,177
2010	1,109
2011	565
2012	49

Total	$4,128

        The carrying amount of goodwill as of December 31, 2007 and 2006, was $40.8 million and $39.8 million, respectively. The Company performs its annual test for indications of impairment as of December 31st each year. The Company completed its annual test for impairment as of December 31, 2007 and 2006, and determined that goodwill was not impaired at that time.

Note 9—Other Current Liabilities

        The following is a summary of accrued and other current liabilities as of December 31, (in thousands):

	2007	2006
Accrued compensation	$29,722	$24,449
Deferred revenue	24,416	16,661
Accrued warranty	13,994	13,274
Current portion of deferred tax liability	7,293	12,563
Income taxes payable	18,949	7,010
Accrued professional services	5,827	4,213
Accrued VAT and sales and use taxes	185	4,199
Accrued expenses	24,086	12,438

Total other current liabilities	$124,472	$94,807

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

Warranty accrual at December 31, 2005	$9,326
Accruals for warranties issued during the period	12,145
Settlements of warranty claims	(9,019)
Foreign currency impact	822

Warranty accrual at December 31, 2006	13,274
Accruals for warranties issued during the period	9,200
Settlements of warranty claims	(9,428)
Foreign currency impact	948

Warranty accrual at December 31, 2007	$13,994

Note 10—Debt

        The Company's debt obligations consist of the following as of December 31, (in thousands):

	2007	2006
Two Euro bank loans at fixed rate of 4.65%, collateralized by land and buildings of Bruker Daltonik GmbH, monthly interest payments, due and payable through 2008	$11,192	$10,115
Euro bank loan at fixed rate of 3.05%, collateralized by land and buildings of Bruker Daltonik GmbH, monthly interest payments, due and payable through 2008	5,107	4,616
Euro bank loan at fixed rate of 2.95%, collateralized by land and buildings of Bruker Daltonik GmbH, monthly principal and interest payments due and payable through 2010	1,786	2,282
Euro mortgage loan at 6-month European Interbank Offered Rate (EURIBOR) (4.71% at December 31, 2007) plus 1.00%, collateralized by a building located in Karlsruhe, Germany, biannual principal and interest payments due and payable through October 2012	2,918	3,033
Two Euro bank loans at fixed rate of 4.65% and 8.01%, respectively, collateralized by certain Bruker AXS accounts receivables, biannual principal payments and quarterly interest payments, due and payable through March 2013	308	299
Euro mortgage loan at 6-month European Interbank Offered Rate (EURIBOR) (4.71% at December 31, 2007) plus 0.75%, collateralized by a building located in Ettlingen, Germany, biannual principal and interest payments due and payable through October 2011	—	422
State of Wisconsin industrial revenue bonds at variable interest rate based on the Securities Industry and Financial Markets Association Municipal Swap Index (3.42% at December 31, 2007), collateralized by an irrevocable letter of credit, annual principal payments and monthly interest payments, due and payable through December 2013	1,460	1,660
Japanese Yen bank loan at a fixed rate of 1.8%, uncollateralized, quarterly principal and interest payments due and payable through 2009	403	629
Japanese Yen bank loan at a fixed rate of 2.03%, uncollateralized, quarterly principal and interest payments due and payable through 2011	1,878	2,268

Total long-term debt	25,052	25,324
Less: current portion of long-term debt	(18,658)	(2,461)

Total long-term debt, less current portion	$6,394	$22,863

        Annual maturities of long-term debt are as follows (in thousands):

2008	$18,658
2009	2,235
2010	1,688
2011	1,170
2012	963
Thereafter	338

Total	$25,052

        The State of Wisconsin industrial revenue bonds (IRB) were entered into in 1999 in connection with the construction of Bruker AXS' building in Madison, Wisconsin. Bruker AXS has an interest rate swap associated with the IRB which is not designated as a hedge. Bruker AXS pays a 4.60% fixed rate of interest and receives a variable rate of interest based on the Securities Industry and Financial Markets Municipal Swap Index. The contract has a $1.7 million notional value which decreases in conjunction with the IRB payment schedule until the swap and IRB agreements terminate in December 2013. The fair value of the swap, obtained from dealer quotes, resulted in a loss of $0.1 million during each of the years ended December 31, 2007 and 2006. Interest payments receivable and payable under the terms of the swap are accrued over the period and are treated as an adjustment to interest expense. The letter of credit is renewable upon mutual agreement of Bruker AXS and the financial institution. If the letter of credit is not renewed and Bruker AXS is unable to obtain a similar letter of credit with another financial institution, the IRB may be callable at the option of the bond trustee. The Company's outstanding letter of credit expires in December 2008 and is collateralized by substantially all of the assets of Bruker AXS. The letter of credit contains various financial and other covenants. As of December 31, 2007, the latest measurement date, the Company was in compliance with the required debt service coverage ratio associated with the IRB.

        The Company maintains lines of credit at financial institutions in the United States, Germany, Japan and France with an aggregate maximum credit amount of approximately $121.0 million and $75.3 million at December 31, 2007 and 2006, respectively. As of December 31, 2007 and 2006, the Company had outstanding borrowings of approximately $13.1 million and $19.4 million, respectively. Taking outstanding letters of credit into consideration, the Company had availability of approximately $94.7 million and $46.8 million at December 31, 2007 and 2006, respectively. For the line of credit in the United States, the Company issued a demand promissory note to Citizens Bank for $40 million in July 2006, which was increased to $75 million in September 2007. The note bears interest at the bank's prime rate, LIBOR plus 1%, or a LIBOR advantage rate plus 1% at the request of the Company. All of the Company's obligations under the line of credit are secured by the pledge to the bank of 100% of the capital stock of each of the Company's wholly-owned domestic subsidiaries, each of which also pledged a portion of the stock of certain of their foreign subsidiaries. As of December 31, 2007, $75 million of the United States line of credit was available. For the lines of credit in Germany, which are unsecured, interest is paid monthly on outstanding borrowings based on the banks' variable interest rates, which were between 4.94%-9.75% at December 31, 2007. For the lines of credit in Japan, the interest rates were between 1.50% and 1.79% at December 31, 2007, and these lines of credit have no maturity date and are uncollateralized. For the line of credit in France, which is unsecured, interest is paid monthly on outstanding borrowings based on the floating rate used by French institutions (TMM) of TMM plus 0.75%, which was 4.69% at December 31, 2007.

        Interest expense for the years ended December 31, 2007, 2006 and 2005, was $1.8 million, $2.2 million and $2.1 million, respectively.

Note 11—Derivative Instruments and Hedging Activities

Interest Rate Risk Management

        The Company is party to interest rate swaps and cross currency rate swaps in order to minimize the volatility that changes in interest rates might have on earnings and cash flows.

        In 1999, the Company entered into an interest rate swap arrangement to pay a 4.60% fixed rate of interest and receive a variable rate of interest based on the Securities Industry and Financial Markets Municipal Swap Index through December 2013. The notional amount of the interest rate swap arrangement was $1.7 million at December 31, 2007 and 2006, respectively. Effective January 1, 2003, the Company determined that the interest rate swap was no longer an effective hedge as defined by SFAS No. 133 in offsetting the change in interest cash flows being hedged and, accordingly, the changes in the swap's fair value are being recorded in current earnings in interest and other income (expense), net in the consolidated statements of operations. The Company obtains third-party verification of fair value at the end of each reporting period. As of December 31, 2007 and 2006, this interest rate swap had a fair value of $(0.1) million and is recorded in other current liabilities.

        In 2002, the Company entered into a cross currency interest rate swap arrangement under which the Company receives semiannual interest payments in EUROs based on a variable interest rate equal to the six-month EURIBOR rate in exchange for semiannual payments in Swiss francs at a fixed rate of 4.97% through December 2011. The notional amount of this interest rate swap arrangement was €5.0 million. The instrument was considered a speculative derivative financial instrument, and as such, did not qualify for hedge accounting under SFAS No. 133. Accordingly, the changes in the fair value of the swap are being recorded in current earnings in interest and other income (expense), net in the consolidated statements of operations. The Company obtains third-party verification of fair value at the end of each reporting period. As of December 31, 2007 and 2006, this interest rate swap had a fair value of $0.6 million and $0.2 million, respectively, and was recorded in other current assets.

        In addition, the Company entered into a second interest rate swap arrangement during 2002 that reduced the 6-month EURIBOR rate by 1.80% through January 2007. The notional amount of this interest rate swap arrangement was €3.0 million. The instrument was also considered a speculative derivative financial instrument, and as such, did not qualify for hedge accounting under SFAS No. 133. As of December 31, 2006, this interest rate swap had a fair value of less than $(0.1) million.

Foreign Exchange Rate Risk Management

        The Company generates a substantial portion of its revenues and expenses in international markets, principally Europe and Japan, which subjects its operations to the exposure of exchange rate fluctuations. The impact of currency exchange rate movement can be positive or negative in any period. The Company, from time to time, has entered into foreign exchange rate contracts in order to minimize the volatility that fluctuations in currency exchange rates will have on the Company's cash flows related to purchases and sales denominated in foreign currencies.

        At December 31, 2007 and 2006, the Company had option and forward currency exchange contracts, with notional amounts aggregating $15.0 million and $14.4 million, respectively. The contracts involved the purchase of EURO currency at fixed U.S. dollar amounts on specified dates and had maturities of less than twelve months. The notional amounts of the contracts are intended to hedge receivables in U.S. dollars. However, these transactions do not qualify for hedge accounting under SFAS No. 133. Accordingly, the instruments are marked-to-market with the corresponding gains and losses recorded in other income (expense), net in the consolidated statements of operations. The Company obtains third-party verification of fair value at the end of each reporting period. As of December 31, 2007 and 2006, the currency exchange contracts had a fair value of less than $0.1 million and $1.0 million, respectively, and are recorded in other current assets.

Note 12—Income Taxes

        The domestic and foreign components of income (loss) before income taxes are as follows for the years ended December 31, (in thousands):

	2007	2006	2005
Domestic	$(2,103)	$(5,712)	$(5,850)
Foreign	50,715	40,132	27,492

	$48,612	$34,420	$21,642

        The components of the income tax provision are as follows for the years ended December 31, (in thousands):

	2007	2006	2005
Current income tax expense:
Federal	$—	$(656)	$130
State	488	350	81
Foreign	18,325	14,825	12,959

Total current income tax expense	18,813	14,519	13,170
Deferred income tax (benefit) expense
Federal	—	83	(316)
State	—	14	(93)
Foreign	(2,029)	1,315	(906)

Total deferred	(2,029)	1,412	(1,315)

Income tax provision	$16,784	$15,931	$11,855

        A reconciliation of the United States federal statutory tax rate to the effective income tax rate is as follows for the years ended December 31:

	2007	2006	2005
Statutory tax rate	34.0%	34.0%	34.0%
Tax contingencies	2.3	—	0.5
State income taxes, net of federal benefit	0.7	0.6	(0.3)
Change in German tax rate	(7.6)	—	—
Foreign tax rate differential	(0.1)	10.3	6.2
Foreign subsidiary dividends	—	1.8	3.6
Research and development credits	—	(4.5)	(3.9)
Other	(0.3)	0.8	0.3

Effective tax rate before valuation allowance	29.0	43.0	40.4
Change in valuation allowance for unbenefited losses	5.5	3.3	14.4

Effective tax rate	34.5%	46.3%	54.8%

        The tax effects of temporary items that give rise to significant portions of the deferred tax assets and liabilities are as follows as of December 31, (in thousands):

	2007	2006
Deferred tax assets:
Accounts receivable	$—	$277
Inventory	6,328	5,802
Compensation	1,860	2,002
Investments	9,104	1,467
Warranty reserve	1,434	1,135
Purchase accounting intangibles	216	—
R&D and other tax credit carryforwards	11,056	13,511
Net operating loss carryforwards	7,931	4,611
Capital loss carryforwards	3,652	5,300
Accrued expenses	1,448	117
Other	4,661	1,907

Gross deferred tax assets	47,690	36,129
Less valuation allowance	(34,000)	(28,095)

Total deferred tax assets	13,690	8,034

Deferred tax liabilities:
Foreign statutory reserves	(9,852)	(12,304)
Excess tax over book depreciation	(2,787)	(3,234)
Purchase accounting intangibles	—	(450)
Accounts receivable	(570)	—
Inventory	(2,303)	—
Other	(1,125)	(1,763)

Total deferred tax liabilities	(16,637)	(17,751)

Net deferred tax liability	$(2,947)	$(9,717)

        The valuation allowance was determined in accordance with the provision of SFAS No. 109, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. The Company fully reserved all U.S. net deferred tax assets, which are predominantly net operating losses and tax credit carryforwards. Cumulative losses incurred in the U.S. jurisdiction as of December 31, 2005, 2006 and 2007, represented sufficient negative evidence to record a valuation allowance under SFAS No. 109. The Company intends to maintain a full valuation allowance until sufficient positive evidence exists to support the reversal of the valuation allowance.

        As of December 31, 2007, the Company has approximately $18.9 million of U.S. net operating loss carryforward available to reduce future taxable income; which expire at various times through the year 2027. The Company claimed a capital loss on their 2006 U.S. tax return of approximately $9.1 million which can be carried forward 5 years. The Company also has tax credits of approximately $11.1 million available to offset future tax liabilities that expire at various dates. These credits include foreign tax credits of $8.0 million expiring in year 2017 and research and development tax credits of $3.1 million expiring in year 2025. These operating losses and tax credit carryforward may be subject to limitations under provisions of the Internal Revenue Code.

        On August 14, 2007, the German Business Tax Reform 2008 was signed by the Federal President and the legislative process was finalized on August 17, 2007, with the official publication of the law. This new legislation changes the German Federal Corporate Tax Rate from 25% to 15%. In addition,

German Trade Tax is no longer deductible from the Corporate Income Tax. This law change, due to the benefit of revaluing our deferred tax assets and liabilities, reduced the Company's effective tax rate by 7.6%

        The Company has permanently reinvested the earnings of its subsidiaries in the cumulative amount of approximately $104.8 million as of December 31, 2007, and has not provided for U.S. income taxes that could result from the distribution of these earnings to the U.S. parent. If these earnings were ultimately distributed to the U.S. in the form of dividends or otherwise, or if the shares of the subsidiaries were sold or transferred, the Company would likely be subject to additional U.S. income taxes, net of the impact of any available foreign tax credits. It is not practical to estimate the amount of unrecognized deferred U.S. income taxes on these undistributed earnings.

        The Company has unrecognized tax benefits of approximately $7.3 million as of December 31, 2007, of which $3.1 million, if recognized, would result in a reduction of the Company's effective tax rate. As of December 31, 2007, the Company does not expect any material changes to unrecognized tax positions within the next twelve months. A tabular reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Gross unrecognized tax benefits at January 1, 2007	$5,741
Gross increases—tax positions in prior periods	—
Gross decreases—tax positions in prior periods	—
Gross increases—current period tax positions	1,519
Settlements	—
Lapse of statute of limitations	—

Gross unrecognized tax benefits at December 31, 2007	$7,260

        The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2007, we had approximately $0.6 million of accrued interest related to uncertain tax positions included in the liability on the consolidated balance sheet, of which $0.2 million was recorded during the twelve months ended December 31, 2007.

        The Company considers its significant tax jurisdictions to include Germany and the United States. The tax years 2003 to 2007 are open tax years in these major taxing jurisdictions. The Company files returns in many foreign and state jurisdictions with varying statutes of limitations.

        On October 22, 2004, the American Jobs Creation Act (AJCA) was signed into law and includes a deduction of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. Bruker Optics repatriated approximately $1.2 million in 2005 and recognized a related tax expense of $0.1 million in 2005.

        The Company acquired $1.4 million of net operating losses with its acquisition of Roentec in 2005. A full valuation allowance was provided for in the purchase price allocation as the utilization of the net operating loss could not be assured. If this tax benefit is subsequently realized, it will be recorded as an adjustment to goodwill.

Note 13—Employee Benefit Plans

        The Company maintains or sponsors various defined contribution plans and a defined benefit retirement plan that cover certain domestic and international employees. The Company may make contributions to these plans at its discretion. Retirement benefits earned are generally based on years of service and compensation during active employment. Eligibility is generally determined in accordance with local statutory requirements. However, the level of benefits and terms of vesting may vary among plans. The Company contributed approximately $1.6 million, $1.6 million and $1.3 million to such plans in 2007, 2006 and 2005, respectively.

        Substantially all of the Bruker AXS GmbH employees, who were employed by the Company on September 30, 1997, participate in a defined benefit pension plan. The plan provides pension benefits based upon average salary and years of service. The Company has elected to recognize the impact on the projected benefit obligation when actual experience differs from actuarial assumptions on an immediate basis. The Company did not recognize any actuarial losses (gains) during the years ended December 31, 2007, 2006 and 2005, respectively.

        The changes in benefit obligations and plan assets under the defined benefit pension plans, accumulated benefit obligations and funded status of the plan were as follows at December 31, (in thousands):

	2007	2006
Change in benefit obligation
Benefit obligation at beginning of year	$11,116	$8,689
Service cost	983	686
Interest cost	517	381
Benefits paid	(144)	(116)
Actuarial loss (gain)	(760)	370
Currency translation adjustment and other	1,221	1,106

Benefit obligation at end of year	12,933	11,116
Change in plan assets
Fair value of plan assets at beginning of year	—	—
Employer contribution	144	116
Benefits paid	(144)	(116)

Fair value of plan assets at end of year	—	—
Funded status	$(12,933)	$(11,116)

Accumulated benefit obligation	$(12,637)	$(10,926)

        Weighted-average assumptions used to determine the projected benefit obligations for the years ended December 31, 2007, 2006 and 2005, are as follows:

	2007	2006	2005
Discount rate	5.50%	4.50%	4.25%
Expected return on assets	0.00%	0.00%	0.00%
Rate of compensation increase	4.00%	2.50%	2.50%

        The net periodic pension benefit cost includes the following components for the years ended December 31, 2007, 2006 and 2005, (in thousands):

	2007	2006	2005
Components of net periodic benefit cost
Service cost	$983	$686	$632
Interest cost	517	381	381
Amortization	(17)	(15)	(15)

Net periodic benefit cost	$1,483	$1,052	$998

        To date, the Company has not funded the plan and is not required to make contributions during 2008. The Company expects to pay the following in benefits under the plan (in thousands):

2008	$155
2009	276
2010	427
2011	653
2012	651
Thereafter	10,771

Total	$12,933

Note 14—Commitments and Contingencies

Operating Leases

        Certain vehicles, office equipment and buildings are leased under agreements that are accounted for as operating leases. Total rental expense under operating leases was $4.6 million, $3.2 million and $2.6 million during the years ended December 31, 2007, 2006 and 2005, respectively. Future minimum lease payments under non-cancelable operating leases at December 31, 2007, for each of the next five years and thereafter are as follows (in thousands):

2008	$4,902
2009	4,604
2010	3,670
2011	3,441
2012	3,465
Thereafter	1,284

Total minimum lease payments	$21,366

License Agreements

        The Company has entered into license agreements allowing it to utilize certain patents. If these patents are used in connection with a commercial product sale, the Company pays royalties ranging from 0.15% to 5.00% on the related product revenues. Licensing fees for the years ended December 31, 2007, 2006 and 2005, were approximately $1.2 million, $1.6 million and $1.0 million, respectively.

Grants

        The Company's indirect subsidiary, Bruker Daltonik GmbH, is the recipient of grants from German government authorities. The grants were made in connection with the Company's development of specific spectrometers and components of spectrometers. Total grants awarded to date amount to $10.6 million and the agreements under which these grants were awarded expire in 2008. Amounts received under these grants during 2007, 2006 and 2005, totaled $0.6 million, $0.7 million and $2.0 million, respectively, and are classified in other revenue. Total expenditures related to these grants were approximately $1.5 million, $2.1 million and $3.9 million in 2007, 2006 and 2005, respectively.

        The Company's wholly-owned direct subsidiary, Bruker Daltonics Inc., is the recipient of a grant from an agency of the United States government. The grant was made in direct connection with the Company's development of a standalone monitor for chemical agents. Total grants awarded to date amount to $1.0 million and the agreement under which this grant was awarded has been extended to 2010. Amounts received under this grant during 2007, 2006 and 2005, totaled $0.1 million, $0.4 million and $0.5 million, respectively, and are classified as other revenue. Total expenditures related to this grant approximate grant revenues received.

        The Company's wholly-owned indirect subsidiary, Bruker Optik GmbH, is the recipient of certain grants from the German government. The grants were made in connection with the Company's development of specific advanced vibrational spectroscopy equipment. Total awards granted to date total $1.7 million. Amounts received under these grants during 2007, 2006 and 2005, totaled $0.2 million, $0.1 million and $0.3 million, respectively, and are classified in other revenue. Total expenditures related to these grants approximated the grant revenues received.

Legal

        Lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. The Company believes the outcome of these proceedings, if any, will not have a material impact on the Company's financial position or results of operations. As of December 31, 2007 and 2006, no accruals have been recorded for such potential contingencies.

Letters of Credit and Guarantees

        At December 31, 2007 and 2006, the Company had bank guarantees of $13.2 million and $9.1 million, respectively, for its customer advances. These guarantees affect the availability of its lines of credit.

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

Note 15—Shareholders' Equity

Public Offerings of Common Stock

        On February 12, 2007, the Company and a group of selling stockholders completed a public offering of 11,960,000 shares of its common stock, of which 2,530,000 were sold by the Company and 9,430,000 were sold by four selling stockholders, at $7.10 per share, generating net proceeds of approximately $16.9 million to the Company and approximately $63.2 million to the selling stockholders, in the aggregate.

Issuance of Restricted Stock

        In November 2007, the Company issued 8,753 shares of restricted stock in connection with the acquisition of certain assets of Micron. The restrictions are time based and will expire after 90 days.

        In June 2007, the Company issued 29,740 shares of restricted stock in connection with the acquisition of Analys-Konsult. The restrictions are time based and will expire ratably as the shares vest over a period of three years.

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

        Restricted shares of the Company's common stock are periodically awarded to executive officers, directors and certain key employees of the Company under the Company's Amended and Restated 2000 Stock Option Plan. See the section "Stock Plans" for information about restricted stock awarded during the year ended December 31, 2007.

Blank Check Preferred Stock

        As of December 31, 2007, 5,000,000 shares of Blank Check Preferred Stock with a stated par value of $0.01 per share have been authorized, none of which have been issued.

Dividends

        The terms of some of the Company's indebtedness restrict its ability to pay dividends to its shareholders.

Stock Plans

        In 2000, the Board of Directors adopted and the stockholders approved the 2000 Stock Option Plan. The 2000 Stock Option Plan provides for the issuance of up to 2,200,000 shares of common stock in connection with awards under the Plan. The 2000 Stock Option Plan allows a committee of the Board of Directors (the "Committee") to grant incentive stock options, non-qualified stock options, stock appreciation rights and stock awards (including the use of restricted stock and phantom shares). The Committee has the authority to determine which employees will receive the rewards, the amount of the awards and other terms and conditions of the award. Awards granted by the Committee typically vest over a period of three-to-five years.

        On July 1, 2003, the Company's stockholders approved an amendment and restatement of the 2000 Stock Option Plan to change the plan name and increase the number of shares available for issuance. The name of the amended plan is Bruker BioSciences Corporation Amended and Restated 2000 Stock Option Plan. The amendment authorized 4,132,000 additional shares of common stock of the Company issuable pursuant to the plan. On June 29, 2006, the Company's stockholders approved an increase in the number of shares available for issuance under the plan from 6,320,000 shares to 8,000,000 shares, an increase of 1,680,000 shares.

        Restricted shares of the Company's common stock are periodically awarded to executive officers, directors and certain key employees of the Company subject to a service restriction which expires ratably over a period of three-to-five years. The restricted shares of common stock may not be sold or transferred during the restriction period. Stock compensation for restricted stock is recorded based on the stock price on the grant date and charged to expense ratably through the restriction period. The following table summarizes information about restricted stock activity during the years ended December 31, 2007 and 2006:

	Shares Subject to Restriction	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2005	—	$—
Granted	632,900	5.28
Vested	—	—
Forfeited	(4,700)	5.00

Outstanding at December 31, 2006	628,200	$5.29
Granted	81,352	8.68
Vested	(130,480)	5.34
Forfeited	(9,670)	6.60

Outstanding at December 31, 2007	569,402	$5.74

        Unrecognized pre-tax expense of $2.4 million related to restricted stock awards is expected to be recognized over the weighted average remaining service period of 3.4 years for awards outstanding at December 31, 2007.

        Stock option activity for the years ended December 31, 2007, 2006 and 2005, was as follows:

	Shares Subject to Options	Weighted Average Option Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value ($'s in 000's)
Outstanding, December 31, 2004	3,779,245	$6.39
Granted	18,250	3.83
Exercised	(124,121)	3.04
Forfeited	(96,506)	6.95

Outstanding, December 31, 2005	3,576,868	6.43
Granted	696,250	5.23
Exercised	(290,224)	4.57
Forfeited	(311,469)	7.55

Outstanding, December 31, 2006	3,671,425	6.25
Granted	1,308,679	8.06
Exercised	(501,051)	5.10
Forfeited	(55,341)	10.04

Outstanding, December 31, 2007	4,423,712	$6.87	4.6	$29,216

Exercisable at December 31, 2007	2,511,174	$6.78	4.0	$17,135

        The following table summarizes information about stock options outstanding and exercisable at December 31, 2007:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (Yrs)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($'s in 000's)	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value ($'s in 000's)
$2.12 to $4.00	684,485	3.8	$3.20	$6,912	572,717	$3.18	$5,797
$4.01 to $6.00	1,575,854	4.5	5.17	12,805	1,036,497	5.14	8,457
$6.01 to $10.00	1,580,769	7.1	7.69	8,882	366,814	6.82	2,377
$10.01 to $13.00	262,604	4.3	10.95	617	215,146	10.96	504
$13.01 and above	320,000	3.3	15.64	—	320,000	15.64	—

	4,423,712	4.6	$6.87	$29,216	2,511,174	$6.78	$17,135

        The intrinsic values above are based on the Company's closing stock price of $13.30 on December 31, 2007. The weighted-average grant-date fair value of options granted during the year ended December 31, 2007, was $5.94. Unrecognized pre-tax expense of $8.5 million related to stock options is expected to be recognized over the weighted average remaining service period of 2.7 years for awards outstanding at December 31, 2007.

        The Company did not record any compensation expense during the years ended December 31, 2007 and 2006, for stock options granted to non-employees. During the year ended December 31, 2005, the Company recorded compensation expense of $27,500 for stock options granted to non-employees. Compensation expense is amortized on a straight-line basis over the underlying vesting terms. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model.

Accelerated Vesting of Unvested Stock Options

        On October 3, 2005, the Compensation Committee of the Board of Directors of the Company approved the acceleration of vesting of all unvested options to purchase shares of common stock of the Company that were held by current employees, officers and directors of the Company, which had an exercise price per share equal to or greater than $4.64 (the closing market price of the Company's common stock on October 3, 2005). The primary purpose of the accelerated vesting is to enable us to avoid recognizing, in our income statement, non-cash compensation expense associated with these options upon the adoption of SFAS No. 123(R) as of January 1, 2006. Options to purchase 857,923 shares of common stock were subject to this acceleration. Because these options had exercise prices in excess of current market values, or are "underwater," they were not fully achieving their original objectives of incentive compensation and employee retention. The Company believes that the acceleration of these underwater options may have a positive effect on employee morale and retention. Under the accounting for stock options in accordance with Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees, and FASB Interpretation No. 44 Accounting for Certain Transactions Involving Stock Compensation, the acceleration of the vesting of these options did not result in a compensation charge because the exercise prices of the affected options, which have not been modified, was greater than the closing price of the Company's common stock on the date the event occurred. The Company has estimated the pre-tax charge to be eliminated from future accounting periods was approximately $3.7 million.

Note 16—Business Segment Information

        SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in annual financial statements of public business enterprises. It also establishes standards for related disclosures about products and service, geographic areas and major customers. The Company evaluated its business activities that are regularly reviewed by the Chief Executive Officer and for which discrete financial information is available. As a result of this evaluation, the Company determined that each of its subsidiaries, Bruker Daltonics, Bruker AXS, and Bruker Optics, is a reportable operating segment.

        Bruker AXS is in the business of manufacturing and distributing advanced X-ray and OES-spark instrumentation used in non-destructive molecular and elemental analysis in academic, research and industrial applications. Bruker Daltonics is in the business of manufacturing and distributing mass spectrometry instruments that can be integrated and used along with other analytical instruments. Bruker Optics is a leading developer and provider of research, analytical and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy technologies. Bruker Corporation, the parent company of Bruker Daltonics, Bruker AXS and Bruker Optics, is the corporate entity that holds excess cash and short-term investments and incurs certain public company costs.

        Selected business segment information for the years ended December 31, 2007, 2006 and 2005, is presented below (in thousands):

	Revenue			Operating Income (Loss)
	2007	2006	2005	2007	2006	2005
Bruker AXS	$243,987	$179,502	$137,357	$26,015	$10,256	$1,059
Bruker Daltonics	188,604	159,744	161,355	14,042	10,000	12,430
Bruker Optics	122,493	105,530	78,701	18,276	17,944	12,035
Corporate	—	—	—	(7,885)	(7,612)	(2,851)
Eliminations	(7,508)	(8,942)	(5,160)	(481)	74	(251)

Total	$547,576	$435,834	$372,253	$49,967	$30,662	$22,422

        Total assets, capital expenditures and depreciation and amortization by segment for the years ended December 31, 2007, 2006 and 2005, are as follows (in thousands):

	Assets			Capital Expenditures			Depreciation and Amortization
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Bruker AXS	$220,730	$170,610	$129,113	$4,606	$3,990	$1,590	$4,532	$6,194	$3,583
Bruker Daltonics	244,706	274,423	189,790	2,169	2,355	1,622	5,047	4,926	5,025
Bruker Optics	119,466	86,726	64,592	9,304	1,278	1,579	3,049	2,169	1,898
Corporate	314,988	316,985	235,529	—	—	—	—	—	—
Eliminations	(346,677)	(415,557)	(195,382)	—	—	—	—	—	—

Total	$553,213	$433,187	$423,642	$16,079	$7,623	$4,791	$12,628	$13,289	$10,506

        Revenue and long-lived assets by geographical area as of and for the years ended December 31, 2007, 2006 and 2005, is as follows (in thousands):

	Revenue
	2007	2006	2005
North America	$130,407	$107,454	$92,548
Germany	208,799	162,994	153,012
Japan	42,226	44,311	45,546
Other	166,144	121,075	81,147

Total	$547,576	$435,834	$372,253

	Long-Lived Assets
	2007	2006
North America	$19,912	$19,280
Germany	77,709	65,986
Japan	1,224	1,227
Other	4,255	3,856

Total	$103,100	$90,349

        Other locations include primarily France, United Kingdom, The Netherlands, Sweden, Italy, Poland, Switzerland and Hong Kong.

Note 17—Interest and Other Income (Expense), Net

        The components of interest and other income (expense), net for the years ended December 31, 2007, 2006 and 2005, were as follows (in thousands):

	2007	2006	2005
Interest income	$1,337	$2,183	$2,566
Interest expense	(1,834)	(2,159)	(2,059)
Exchange gains (losses) on foreign currency transactions	(2,096)	(1,613)	1,308
Appreciation (depreciation) of the fair value of derivative financial instruments	725	4,714	(2,675)
Loss on disposal of equipment	(117)	202	—
Rental income	211	247	150
Commission income	125	—	—
Insurance income	56	21	44
Other expense	238	163	(114)

Interest and other income (expense), net	$(1,355)	$3,758	$(780)

Note 18—Related Parties

        Prior to the acquisition of the Bruker BioSpin Group on February 26, 2008, we were affiliated, through common shareholders, with several other entities which use the Bruker name. A sharing agreement with certain of these affiliates provides for the sharing of specified intellectual property rights, services, facilities and other related items.

        As of December 31, 2007 and 2006, the Company had payables to related parties of $8.3 million and $5.9 million, respectively. As of December 31, 2007 and 2006, we had receivables from related parties of $7.2 million and $9.0 million, respectively. Payment terms on balances with related parties are similar as those with third party customers.

        Sales to related parties which are not subsidiaries of the Company are included as revenues in the consolidated financial statements. These related parties maintain sales offices in countries in which we do not have our own distribution network. As such, these sales were primarily for resale of our products only. These sales amounted to $14.5 million, $11.3 million and $13.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. In addition, the Company purchased products and services which amounted to $24.0 million, $21.1 million and $17.0 million from affiliated entities in the years ended December 31, 2007, 2006 and 2005, respectively.

        The Company shares various general and administrative expenses for items including umbrella insurance policies, accounting services and leases with various related parties. These general and administrative expenses amounted to $5.1 million, $3.7 million and $2.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        During the years ended December 31, 2007, 2006 and 2005, the Company paid $1.3 million, $1.3 million and $0.5 million, respectively, to a law firm in which one of our directors is a partner.

        During the years ended December 31, 2007, 2006 and 2005, the Company paid $0.1 million in each year to a financial services firm in which one of our directors is a partner.

        Bruker Optics rents various office space from a principal stockholder under lease agreements. During each of the years ended December 31, 2007, 2006 and 2005, this stockholder was paid approximately $0.4 million, $0.3 million and $0.3 million, respectively, which was estimated to be equal to the fair market value less the cost of capital improvements provided by Bruker Optics in 2004. Bruker Optics subleased a portion of this office space to an affiliate during 2007, 2006 and 2005, and received rental income, which includes charges for utilities and other occupancy costs, of $31,500 for each period. This rental income is recorded as a reduction of rent, utilities and building maintenance expenses.

Note 19—Recent Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS No. 141(R)"). This statement will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with certain limited exceptions. In addition, SFAS No. 141(R) will change the accounting treatment for acquisition costs, in-process research and development, restructuring costs associated with business combinations and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date. SFAS No. 141(R) also includes a significant number of new disclosure requirements. Early adoption of SFAS No. 141(R) is prohibited and the Company will be required to apply SFAS No. 141(R) to acquisitions that occur on or after January 1, 2009.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 ("SFAS No. 160"). This statement establishes new accounting and reporting standards for the minority interest in a subsidiary and the deconsolidation of a subsidiary. SFAS No. 160 is effective as of the beginning of fiscal 2009 and early adoption is prohibited. The Company has not yet assessed the effect, if any, that adoption of SFAS No. 160 will have on its results of operations and financial position.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities, Including an amendment of FASB Statement No. 115 ("SFAS No. 159"). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective as of the beginning of fiscal 2008. The Company does not expect that adoption of SFAS No. 159 will have a material impact on our results of operations or financial position.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 ("FSP 157-1") and FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2"). FSP 157-2 defers the effective date in SFAS No. 157 until fiscal years beginning after November 15, 2008, for certain nonfinancial assets and liabilities. SFAS No. 157 provides a common fair value hierarchy for companies to follow in determining fair value measurements in the preparation of financial statements and expands disclosure requirements relating to how such fair value measurements were developed. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions that the marketplace would use when pricing an asset or liability, rather than company specific data. The Company is currently assessing the impact that SFAS No. 157 will have on its results of operations and financial position.

Note 20—Quarterly Financial Data (Unaudited)

        The Company's common stock is trading under the symbol BRKR. A summary of operating results for the quarterly periods in the two years ended December 31, 2007 and 2006, is set forth below (in thousands, except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
Year ended December 31, 2007
Net revenue	$110,507	$121,683	$131,643	$183,743
Gross profit	52,628	53,031	61,833	85,646
Operating income	7,759	7,029	11,457	23,722
Net income	3,881	4,965	8,664	14,019
Net income per share—basic and diluted	$0.04	$0.05	$0.08	$0.13
Year ended December 31, 2006
Net revenue	$94,856	$100,483	$104,870	$135,625
Gross profit	43,756	46,223	46,183	63,172
Operating income	4,866	2,874	6,984	15,938
Net income	3,259	2,538	2,976	9,708
Net income per share—basic	$0.03	$0.03	$0.03	$0.10
Net income per share—diluted	$0.03	$0.02	$0.03	$0.09

Note 21—Subsequent Events

        On February 26, 2008, the Company completed the acquisition of all of the outstanding capital stock of the Bruker BioSpin Group in accordance with the terms of various stock purchase agreements dated as of December 2, 2007. At the completion of this acquisition, the Company paid an aggregate of $914.0 million of consideration to the shareholders of the Bruker BioSpin Group, which was financed with 57,544,872 shares of unregistered common stock valued at $526.0 million, $351.0 million of cash obtained under a new credit facility and the balance with cash on hand. The value of the shares of common stock issued in connection with the merger was determined using a trailing average of the closing market prices of the Company's stock for a period of ten consecutive trading days ending two days prior to the signing of the various stock purchase agreements. Under the stock purchase agreements, $98.8 million of the purchase price was paid into escrow accounts pending the resolution of indemnification obligations and working capital obligations of the sellers. The unused portion of the $92.0 million indemnity escrow will be released to the sellers at the later of (1) the 30th day following the receipt by the Company of combined audited financial statements of the Bruker BioSpin Group for the fiscal year ended December 31, 2008, or (2) the resolution of any claim for indemnification of which the sellers have received notice prior to the conclusion of the 30 day period described in (1) above. The unused portion of the $6.8 million working capital escrow will be released to the sellers within 25 business days following the receipt by the Company of combined audited financial statements of the Bruker BioSpin Group for the fiscal year ended December 31, 2007.

        In connection with the acquisition of the Bruker BioSpin Group, the Company entered into a five year Credit Agreement with a syndication of lenders that provided for a revolving credit line with a maximum commitment of $230.0 million and a term facility of $150.0 million. The outstanding principal under the term loan is payable in quarterly installments through December 2012. Borrowings under the Credit Agreement bear interest, at the Company's option, at either (i) the higher of the prime rate or the federal funds rate plus 0.50%, or (ii) adjusted LIBOR, plus margins ranging from 0.40% to 1.25% and a facility fee ranging from 0.10% to 0.20%.

        Borrowings under the Credit Agreement are secured by the pledge to the banks of 100% of the capital stock of each of the Company's wholly-owned domestic subsidiaries and 65% of the capital stock of certain of the Company's direct or indirect wholly-owned foreign subsidiaries. The Credit Agreement also requires the Company to maintain certain financial ratios related to maximum leverage and minimum interest coverage ratios as defined in the Credit Agreement. In addition to the financial ratios, the Credit Agreement restricts, among other things, the Company's ability to do the following: make certain payments; incur additional debt; incur certain liens; make certain investments, including derivative agreements; merge, consolidate, sell or transfer all or substantially all of the Company's assets; and enter into certain transactions with affiliates.

        The acquisition of the Bruker BioSpin Group represented a combination of companies under common control due to the majority ownership of both companies by six related individuals as an affiliated shareholder group. As a result, the acquisition of the Bruker BioSpin Group will be accounted for at historical carrying values. After the closing of the transaction all historical consolidated balance sheets, statements of operations, statements of cash flows and notes to the consolidated financial statements in future filings with the Securities and Exchange Commission, beginning with the Company's Quarterly Report on Form 10-Q for the quarter ending March 31, 2008, will be restated by combining the historical consolidated financial statements of Bruker Corporation with those of the Bruker BioSpin Group.

        The following unaudited pro forma condensed combined balance sheet and statements of operations were prepared by combining the historical consolidated financial statements of Bruker Corporation with those of the Bruker BioSpin Group. These financial statements include pro forma adjustments reflecting the consideration paid to the shareholders of the Bruker BioSpin Group on February 26, 2008, but do not include certain other pro forma adjustments, including interest expense that will be incurred under the Credit Agreement. These unaudited pro forma condensed financial statements should be read in conjunction with the historical consolidated financial statements and related notes of Bruker Corporation.

BRUKER CORPORATION
INCLUDING THE HISTORICAL RESULTS OF THE BRUKER BIOSPIN GROUP
PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

December 31, 2007
(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$295,368
Short-term investments	12,136
Accounts receivable, net	185,217
Inventories	447,688
Other current assets	57,288

Total current assets	997,697
Property, plant and equipment	207,588
Intangibles and other assets	69,346

Total assets	$1,274,631

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$241,471
Accounts payable	52,293
Customer advances	233,466
Other current liabilities	240,586

Total current liabilities	767,816
Long-term debt	150,769
Other long-term liabilities	108,194
Shareholders' equity:
Common stock	1,624
Additional paid-in capital	308,893
Retained earnings	(211,146)
Accumulated other comprehensive income	148,481

Total shareholders' equity	247,852

Total liabilities and shareholders' equity	$1,274,631

BRUKER CORPORATION
INCLUDING THE HISTORICAL RESULTS OF THE BRUKER BIOSPIN GROUP
PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
		(unaudited)
Product revenue	$913,238	$758,352	$702,322
Service revenue	115,419	87,873	76,841
Other revenue	3,791	4,602	8,683

Total revenue	1,032,448	851,007	787,846
Cost of product revenue	489,246	399,182	380,030
Cost of service revenue	73,591	53,207	49,811

Total cost of revenue	562,837	452,389	429,841

Gross profit	469,611	398,618	358,005
Operating expenses:
Sales and marketing	156,783	131,393	115,634
General and administrative	59,600	51,863	49,396
Research and development	110,751	102,611	102,678
Acquisition related charges	7,412	5,724	—
Special credit	—	—	(25,754)

Total operating expenses	334,546	291,581	241,954

Operating income	135,065	107,037	116,051
Interest and other income (expense), net	5,750	4,716	7,223

Income before provision for income taxes and minority interest in consolidated subsidiaries	140,815	111,753	123,274
Provision for income taxes	43,278	36,927	36,927

Income before minority interest in consolidated subsidiaries	97,537	74,826	74,826
Minority interest in consolidated subsidiaries	299	8	40

Net income	$97,238	$74,818	$84,850

Net income per share:
Basic	$0.60	$0.47	$0.54
Diluted	$0.59	$0.47	$0.53
Weighted average common shares outstanding:
Basic	161,247	159,057	158,368
Diluted	164,314	160,106	158,675

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        We have established disclosure controls and procedures that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) by others within our organization. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

        Our audited consolidated financial statements include the results of Analys-Konsult AB. Upon consideration of the date of the acquisition and the time constraints under which our management's assessment would have to be made, management determined that it would not be possible to conduct a sufficiently comprehensive assessment of the acquired business' controls over financial reporting. Accordingly, these operations have been excluded from the scope of management's assessment of internal controls. Our consolidated sales for the year ended December 31, 2007, were $547.6 million, of which Analys-Konsult AB represented $5.3 million. Our total assets as of December 31, 2007, were $553.2 million, of which Analys-Konsult AB represented $5.5 million, including $0.5 million of intangible assets and goodwill resulting from the acquisitions.

        The attestation report issued by Ernst & Young LLP, our independent registered public accounting firm, on our internal control over financial reporting is included herein.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007, that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Bruker Corporation

        We have audited Bruker Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Bruker Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Analys-Konsult AB, which is included in the 2007 consolidated financial statements of Bruker Corporation and constituted $5,500,000 and $1,000,000 of total and net assets, respectively, as of December 31, 2007 and $5,300,000 and $160,000 of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Bruker Corporation also did not include an evaluation of the internal control over financial reporting of Analys-Konsult AB.

        In our opinion, Bruker Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bruker Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2007 of Bruker Corporation and our report dated March 14, 2008, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Boston, Massachusetts March 14, 2008

ITEM 9B.    OTHER INFORMATION

        None.

PART III

        In accordance with General Instruction G(3) to Form 10-K, except as set forth below, the information called for by Items 10, 11, 12, 13 and 14 is incorporated by reference from the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 8, 2008.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        A copy of the Company's code of ethics, which applies to its principal executive officer, principal financial officer, principal accounting officer, controller and board of directors may be obtained free of charge by requesting them from us in writing or by telephone at Bruker Corporation, 40 Manning Road, Billerica, Massachusetts, 01821, Attn: Investor Relations. (978) 663-3660, ext. 1411.

        The additional information required by this Item 10 pursuant to Items 401, 405 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on May 8, 2008, and is incorporated in this annual report on Form 10-K by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required to be disclosed by this Item 11 pursuant to Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on May 8, 2008, under the captions "Summary of Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report," respectively, and is incorporated in this annual report on Form 10-K by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans

        The following table summarizes information about our equity compensation plans as of December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exerise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,993,114	$6.74	3,006,886
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	4,993,114	$6.74	3,006,886

        The additional information required by this Item 12 pursuant to Items 403 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on May 8, 2008, under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated in this annual report on Form 10-K by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required to be disclosed by this Item 13 pursuant to Items 404 and 407(a) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on May 8, 2008, under the captions "Certain Relationships and Related Transactions" and "Board Composition, Meetings and Committees" and is incorporated in this annual report on Form 10-K by reference.'

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required to be disclosed by this Item 14 pursuant to Item 9(e) of Schedule 14A is contained in the proxy statement for our annual meeting of stockholders to be held on May 8, 2008, under the caption "Report of the Audit Committee" and is incorporated in this annual report on Form 10-K by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

  (a)
  Financial Statements and Schedules

  (1)
  Financial Statements

        The following consolidated financial statements of Bruker Corporation are filed as part of this report under Item 8.—Financial Statements and Supplementary Data

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss) for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements
    (2)
    Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts
    (3)
    Exhibits

              See (b) below.

  (b)
  List of Exhibits

Incorporated by Reference **
Exhibit No.		Filed Herewith
	Description		Form	Date
2.1	Share Transfer Deed dated as of August 13, 2005		8-K	August 16, 2005
2.2*	Purchase and Transfer Agreement for Shares in Röntec AG dated October 10, 2005 between Bruker AXS GmbH and the Sellers as defined therein		10-Q	September 30, 2005
2.3*	Asset Purchase Agreement dated October 21, 2005 between Bruker AXS Inc., Princeton Gamma-Tech Instruments, Inc., Princeton Gamma-Tech (UK), Ltd., Finn-Partners, Inc. and Third Letter Corporation		10-Q	September 30, 2005
2.4	Stock Purchase Agreement, dated April 17, 2006, by and among Bruker BioSciences Corporation, Bruker Optics Inc. and the stockholders of Bruker Optics Inc.		8-K	April 18, 2006
2.5*	Stock Purchase Agreement, dated as of July 18, 2006, by and among Bruker AXS Inc., KeyMaster Technologies, Inc., and the stockholders of KeyMaster Technologies, Inc.		10-Q	June 30, 2006
2.6*	Share Purchase & Transfer Agreement, dated as of September 8, 2006, between Bruker AXS, Quantron GmbH and the stockholders of Quantron		10-Q	September 30, 2006

2.7	U.S. Stock Purchase Agreement, dated December 2, 2007, by and among the Registrant, Bruker BioSpin Inc. and the stockholders of Bruker BioSpin Inc.		8-K	December 3, 2007
2.8	German Share Purchase Agreement, dated December 2, 2007, by and among the Registrant, Bruker Physik GmbH, Techneon AG and the shareholders of Bruker Physik GmbH		8-K	December 3, 2007
2.9	Agreement and Plan of Merger dated as of December 2, 2007 by and among the Registrant, Bruker BioSpin Invest AG, Bruker BioSpin Beteiligungs AG and the shareholders of Bruker BioSpin Invest AG		8-K	December 3, 2007
3.1	Amended Certificate of Incorporation of the Registrant	X
3.2	Bylaws of the Registrant		S-1	August 3, 2000
4.1	Specimen stock certificate representing shares of common stock of the Registrant		S-3	April 22, 2004
10.1	Amended and Restated 2000 Stock Option Plan		S-4	May 19, 2003
10.2	Sharing Agreement dated as of February 28, 2000 among the Registrant and 13 affiliates of the Registrant		S-1	August 3, 2000
10.3*	License Agreement dated August 10, 1998 between the Registrant and Indiana University's Advanced Research & Technology Institute		S-1	August 3, 2000
10.4*	ITMS Collaboration Agreement by and between Hewlett-Packard, the Registrant and Bruker Daltonik GmbH, dated April 28, 1999		S-1	August 3, 2000
10.5*	Collaboration Agreement dated December 4, 1997 between Bruker-Franzen Analytik GmbH and Sequenom Instruments GmbH		S-1	August 3, 2000
10.6*	Agreement by and between the Bruker Daltonik GmbH, Bruker Saxonia Analytik GmbH and Bruker Optik GmbH dated March 31, 2000		S-1	August 3, 2000
10.10*	Supply Agreement dated March 30, 1998 between the Registrant and Fairchild Imaging Inc., formerly known as Lockheed Martin Fairchild Systems		S-1	December 13, 2001
10.11*	Contract dated October 1, 1998 between Bruker AXS GmbH and GKSS Forschungszentrum Geesthacht GmbH, as amended		S-1	December 13, 2001

10.12*	Contract dated July 31, 1997 between Bruker AXS GmbH and Siemens Aktiengesellschaft Berlin und Munchen Bereich Medizinische Technik	S-1	December 13, 2001
10.13*	Development Agreement (Agreement 99.06) dated May 5, 1999 between Bruker AXS GmbH and Baltic Scientific Instruments	S-1	December 13, 2001
10.14*	Development Agreement (Agreement 99.10) dated October 7, 1999 between Bruker AXS GmbH and Baltic Scientific Instruments	S-1	December 13, 2001
10.19*	Agreement on Development, Supply and Marketing dated August 2, 2001 between Bruker AXS GmbH and Siemens Medical Solutions Rontgenwerk Rudolstadt	S-1	December 13, 2001
10.21	Lease for Office Space in Delft, The Netherlands dated October 12, 2001 between Bruker Nonius B.V. and Van Haaren Beheer B.V.	S-1	December 13, 2001
10.22*	Memorandum of Agreement for Strategic Collaboration dated October 16, 2001 between the Registrant and Fairchild Imaging, Inc.	S-1	December 13, 2001
10.25	Employment Offer Letter dated as of September 25, 2004 from Bruker BioSciences Corporation to William J. Knight	8-K	October 12, 2004
10.26	Company's form of Incentive Stock Option Agreement	8-K	October 12, 2004
10.27*	Amendment to ITMS Collaboration Agreement and OEM Agreement between Agilent Technologies, Inc. and the Registrant, effective February 25, 2005	10-Q	March 31, 2005
10.28	Company's form of Restricted Stock Agreement	10-K/A	December 31, 2005
10.29	Compensation and Indemnification Agreement, dated April 18, 2006, by and among the Company, William A. Linton, M. Christopher Canavan, Jr., Taylor J. Crouch and Daniel S. Dross	8-K	April 18, 2006
10.30	Demand Promissory Note, dated as of July 5, 2006 in the amount of $40,000,000, payable to Citizens Bank of Massachusetts	8-K	July 7, 2006
10.31*	Exclusive Distribution Agreement dated January 1, 2002 between Bruker BioSpin GmbH and Bruker Optics Inc., as amended April 17, 2006	10-K	December 31, 2006
10.32	Compensation and Indemnification Agreement, dated December 2, 2007, by and among the Company, William Linton, Collin D'Silva and Richard Kniss	8-K	December 3, 2007

10.33
	Credit Agreement dated as of February 26, 2008 among the Registrant, Bruker AXS GmbH, Bruker Daltonik GmbH, Bruker Optik GmbH, Bruker Physik GmbH, Bruker BioSpin Invest AG, Bruker BioSpin AG and Bruker BioSpin International AG, the other foreign subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto, Citibank, N.A. as Syndication Agent, and RBS Citizens, National Association, Deutsche Bank AG and Dresdner Bank AG as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent		8-K	February 27, 2008
21.1	Subsidiaries of the Registrant	X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X
24.1	Power of attorney (included on signature page hereto)	X
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*
Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Commission.

**
In accordance with Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference. The dates listed for Forms 8-K are dates the respective forms were filed on, the dates listed for Forms 10-Q, Forms 10-K and Form 10-K/A are for the quarterly or annual period ended dates and the dates listed for Forms S-1, Forms S-3 and Forms S-4 are dates on which the Security and Exchange Commission declared them effective.

  (c)
  Financial Statement Schedules

        Schedule II—Valuation and Qualifying Accounts (in thousands):

	Balance at Beginning of Period	Additions Charged to Earnings	Deductions Amounts Written Off	Balance at End of Period
Allowance Deducted in Balance Sheet from the assets to which they apply:
For the year ended December 31, 2007
Allowance for doubtful accounts	$2,410	$299	$(819)	$1,890
For the year ended December 31, 2006
Allowance for doubtful accounts	$3,810	$(368)	$(1,032)	$2,410
For the year ended December 31, 2005
Allowance for doubtful accounts	$2,988	$155	$667	$3,810

        All other schedules have been omitted since they are either not applicable, not required or the information is included elsewhere herein.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUKER CORPORATION
Date: March 17, 2008	By:	/s/ FRANK H. LAUKIEN, PH.D. Name: Frank H. Laukien, Ph.D. Title: President, Chief Executive Officer and Chairman

        We, the undersigned officers and directors of Bruker Corporation, hereby severally constitute and appoint Frank H. Laukien, Ph.D. to sign for us and in our names in the capacities indicated below, the report on Form 10-K filed herewith and any and all amendments to such report, and to file the same, with all exhibits thereto and other documents in connection therewith, in each case, with the Securities and Exchange Commission, and generally to do all such things in our names and on our behalf in our capacities consistent with the provisions of the Securities Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ FRANK H. LAUKIEN, PH.D. Frank H. Laukien, Ph.D.	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 17, 2008
/s/ WILLIAM J. KNIGHT William J. Knight	Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2008
/s/ DANIEL S. DROSS Daniel S. Dross	Director	March 17, 2008
/s/ COLLIN D'SILVA Collin D'Silva	Director	March 17, 2008
/s/ WOLF-DIETER EMMERICH, PH.D Wolf-Dieter Emmerich, Ph.D.	Director	March 17, 2008
/s/ BRENDA J. FURLONG Brenda J. Furlong	Director	March 17, 2008

/s/ TONY W. KELLER, PH.D. Tony W. Keller, Ph.D.	Director	March 17, 2008
/s/ RICHARD D. KNISS Richard D. Kniss	Director	March 17, 2008
/s/ DIRK D. LAUKIEN, PH.D Dirk D. Laukien, Ph.D.	Director	March 17, 2008
/s/ JOERG C. LAUKIEN Joerg C. Laukien	Director	March 17, 2008
/s/ WILLIAM A. LINTON William A. Linton	Director	March 17, 2008
/s/ RICHARD A. PACKER Richard A. Packer	Director	March 17, 2008
/s/ RICHARD M. STEIN Richard M. Stein	Director	March 17, 2008
/s/ BERNHARD WANGLER Bernhard Wangler	Director	March 17, 2008