Form 10-Q
period 2008-03-31
BRUKER CORP
filed 2008-05-12
CIK 1109354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

Commission File Number 000-30833

BRUKER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-3110160
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 Manning Road, Billerica, MA 01821
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (978) 663-3660

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer, large accelerated filer, smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

As of May 5, 2008, there were 163,356,556 shares of the Registrant’s common stock outstanding.

BRUKER CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2008

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BRUKER CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$298,263	$332,368
Short-term investments	23,019	12,186
Accounts receivable, net	165,081	185,217
Inventories	511,597	447,688
Other current assets	88,500	57,238
Total current assets	1,086,460	1,034,697
Property, plant and equipment, net	231,541	207,588
Intangibles and other assets	79,428	69,346
Total assets	$1,397,429	$1,311,631

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$253,096	$35,591
Accounts payable	59,210	52,293
Customer advances	275,241	233,466
Other current liabilities	244,064	239,841
Total current liabilities	831,611	561,191

Long-term debt	169,428	8,605
Other long-term liabilities	106,005	105,445
Minority interest in consolidated subsidiaries	672	538
Commitments and contingencies (Note 16)

Shareholders’ Equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued or outstanding at March 31, 2008 or December 31, 2007	—	—
Common stock, $0.01 par value, 260,000,000 and 200,000,000 shares authorized, 163,356,556 and 163,251,890 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	1,626	1,624
Treasury stock, at cost, 8,469 shares and 0 shares at March 31, 2008 and December 31, 2007, respectively	(98)	—
Other shareholders’ equity	288,185	634,228
Total shareholders’ equity	289,713	635,852
Total liabilities and shareholders’ equity	$1,397,429	$1,311,631

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
Product revenue	$207,035	$181,609
Service revenue	29,957	25,187
Other revenue	1,444	740
Total revenue	238,436	207,536

Cost of product revenue	104,901	96,649
Cost of service revenue	20,406	16,339
Total cost of revenue	125,307	112,988
Gross profit	113,129	94,548

Operating expenses:
Sales and marketing	43,393	35,462
General and administrative	16,804	13,413
Research and development	31,205	25,964
Acquisition related charges	5,793	—
Total operating expenses	97,195	74,839
Operating income	15,934	19,709

Interest and other income (expense), net	(12,189)	750
Income before income tax provision and minority interest in consolidated subsidiaries	3,745	20,459
Income tax provision	4,270	6,023
Income (loss) before minority interest in consolidated subsidiaries	(525)	14,436
Minority interest in consolidated subsidiaries	160	86
Net income (loss)	$(685)	$14,350
Net income (loss) per common share - basic and diluted	$(0.00)	$0.09
Weighted average common shares outstanding:
Basic	162,303	160,365
Diluted	162,303	162,906

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2008	2007
Operating activities:
Net cash provided by operating activities	$22,333	$21,523

Investing activities:
Purchases of property and equipment	(13,402)	(4,257)
Acquisitions, net of cash acquired	(416,828)	(1,916)
Purchase of short-term investments	(366)	(116)
Redemption of short-term investments	742	—
Changes in restricted cash	(10,734)	(806)
Net cash used in investing activities	(440,588)	(7,095)

Financing activities:
Proceeds from (repayments of) short-term borrowings, net	5,554	(9,999)
Proceeds from (repayments of) long-term debt, net	353,297	(2,394)
Payments of deferred financing costs	(2,916)	—
Proceeds from issuance of common stock	—	17,962
Repurchase of common stock	—	(6)
Net cash provided by financing activities	355,935	5,563
Effect of exchange rate changes on cash	28,215	2,633
Net change in cash and cash equivalents	(34,105)	22,624
Cash and cash equivalents at beginning of period	332,368	311,240
Cash and cash equivalents at end of period	$298,263	$333,864

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business

Bruker Corporation and its wholly-owned subsidiaries (the “Company”) design, manufacture, service and market proprietary life science and materials research systems based on its core technology platforms, including X-ray technologies, magnetic resonance technologies, mass spectrometry technologies, and optical emission spectroscopy and infrared and Raman molecular spectroscopy technology. The Company also sells a broad range of field analytical systems for chemical, biological, radiological and nuclear (CBRN) detection. The Company maintains major technical and manufacturing centers in Europe, North America and Japan and sales offices throughout the world. The Company’s diverse customer base includes pharmaceutical, biotechnology and proteomics companies, academic institutions, advanced materials and semiconductor industries and government agencies.

The financial statements represent the consolidated accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements as of and for the three months ended March 31, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Article 10 of Regulation S-X. Accordingly, the financial information presented herein does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of the results expected for the full year.

On February 26, 2008, the Company completed the acquisition of all of the Bruker BioSpin Group (“Bruker BioSpin”). Both the Company and Bruker BioSpin were majority owned by six affiliated stockholders prior to the acquisition. As a result, the acquisition of Bruker BioSpin by the Company is considered a business combination of companies under common control and was accounted for at historical carrying values at the date of the acquisition. The consolidated balance sheets, statements of operations, statements of cash flows and notes to the consolidated financial statements for all periods presented herein have been restated by combining the historical consolidated financial statements of the Company with those of Bruker BioSpin.

Following the acquisition of Bruker BioSpin, management reevaluated the way the Company is managed and the internal reporting structure, and as a result of that evaluation, will report its financial results on the basis of the following two reportable segments:

•                                          BioScience. The operations of this segment include the design, manufacture and distribution of advanced instrumentation and automated solutions based on X-ray technology and optical emission spectroscopy, mass spectrometry technology and infrared and Raman molecular spectroscopy technology. Typical customers of the BioScience segment include pharmaceutical, biotechnology, proteomics and molecular diagnostic companies, academic institutions, government agencies, semiconductor companies, chemical, cement, metals and petroleum companies, raw material manufacturers and food, beverage and agricultural companies.

•                                          BioSpin. The operations of this segment include the design, as manufacture and distribution of enabling life science tools based on its core technology, magnetic resonance, as well as the manufacturing and development of low temperature superconductor (LTS) and high temperature superconductor (HTS) wires for use in advanced magnet technology and energy applications. Typical customers of the BioSpin segment include pharmaceutical and biotechnology companies, academic institutions and government agencies.

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

3.  Acquisition of Bruker BioSpin

On February 26, 2008, the Company completed the acquisition of all of Bruker BioSpin in accordance with the terms of various agreements dated as of December 2, 2007. Both the Company and Bruker BioSpin were majority owned by six affiliated stockholders prior to the acquisition. As a result, the acquisition of Bruker BioSpin by the Company is considered a business combination of companies under common control and was accounted for at historical carrying values at the date of the acquisition. Historical consolidated balance sheets, statements of operations, statements of cash flows and notes to the consolidated financial statements have been restated by combining the historical consolidated financial statements of Bruker Corporation with those of Bruker BioSpin. In addition, because the transaction is accounted for as an acquisition of businesses under common control, all one-time transaction costs have been expensed as incurred, rather than being added to goodwill. With the addition of Bruker BioSpin, the Company enhanced its position as a leading supplier for life science and materials research, its distribution in the Americas, Europe and Asia, and its sales and service infrastructure.

Upon the completion of this acquisition, the Company paid an aggregate of $914.0 million of consideration to the shareholders of Bruker BioSpin, which was financed with 57,544,872 shares of unregistered common stock valued at $526.0 million, $351.0 million of cash obtained under a new credit facility, and the balance with cash on hand. The value of the shares of common stock in connection with the merger was determined using a trailing average of the closing market prices of the Company’s stock for a period of ten consecutive trading days ending two days prior to the signing of the various stock purchase agreements.

Under the stock purchase agreements, $98.8 million of the purchase price was paid into escrow accounts pending the resolution of indemnification obligations and working capital obligations of the sellers. The unused portion of the $92.0 million indemnity escrow will be released to the sellers at the later of (1) the 30th day following the receipt by the Company of combined audited financial statements of Bruker BioSpin for the fiscal year ended December 31, 2008 or (2) the resolution of any claim for indemnification of which the sellers have received notice prior to the conclusion of the 30 day period described in (1) above. The unused portion of the $6.8 million working capital escrow will be released to the sellers within 25 business days following the receipt by the Company of combined audited financial statements of Bruker BioSpin for the fiscal year ended December 31, 2007.

4.  Other Acquisitions

On January 31, 2008, the Company acquired JUWE Laborgeraete GmbH (“JUWE”), a privately-held company located in Viersen, Germany. JUWE develops, manufactures and distributes advanced combustion analysis systems for various carbon, hydrogen, nitrogen, oxygen and sulfur elemental applications. JUWE’s products are complementary to the Company’s optical emission spectroscopy products. The results of JUWE have been included in the BioScience segment from the date of acquisition. The aggregate purchase price of JUWE was $2.7 million, of which $1.2 million was paid in cash, $1.1 million was funded by the issuance of an aggregate of 111,000 restricted unregistered shares of the Company’s common stock, par value $0.01 per share, to JUWE’s shareholders and $0.4 million of net liabilities assumed by the Company. The Company recorded $2.2 million of goodwill in connection with the acquisition of JUWE and assigned the goodwill to the BioScience segment. Proforma financial information reflecting the acquisition of JUWE has not been presented because the impact on revenues, net income (loss) and net income (loss) per common share would not have been material.

5.  Provision for Income Taxes

The income tax provision for the three months ended March 31, 2008 was $4.3 million compared to an income tax provision of $6.0 million for the three months ended March 31, 2007, representing effective tax rates of 114.0% and 29.4% respectively. Our effective tax rate reflects our tax provision for non-U.S. entities only, since no benefit was recognized for cumulative losses incurred in the U.S. We will maintain a full valuation allowance for our U.S. net operating losses until evidence exists where it is more likely than not that the loss carryforward amounts will be utilized to offset U.S. taxable income. Our tax rate may change over time as the amount or mix of income and taxes outside the U.S. changes. Our effective tax rate is calculated using our projected annual pre-tax income or loss and is affected by research and development tax credits, the expected level of other tax benefits, the impact of changes to the valuation allowance, and changes in the mix of our pre-tax income and losses among jurisdictions with varying statutory tax rates and credits.

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109 (“FIN No. 48”). Among other things, FIN 48 provides guidance to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold which income tax positions must achieve before being recognized in the financial statements. In connection with the adoption of FIN No. 48, the Company recorded a net reduction to retained earnings of $2.0 million as of January 1, 2007. The Company has unrecognized tax benefits of approximately $18.9 million as of March 31, 2008, of which $8.1 million, if recognized, would result in a reduction of the Company’s effective tax rate.  One of the Company’s Swiss entities is currently being audited and the audit is expected to be completed during the second quarter of 2008. The audit covers tax years 2003-2006 and the Company cannot reasonably estimate the outcome of this audit. As of March 31, 2008, the Company does not expect any material changes, except for the Swiss tax audit mentioned previously, to unrecognized tax positions within the next twelve months.

The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes. As of March 31, 2008, approximately $2.1 million of accrued interest and penalties related to uncertain tax positions was included in other current liabilities on our consolidated balance sheet, of which $0.4 million was recorded during the three months ended March 31, 2008.

The tax years 2003 to 2007 are open tax years in our major taxing jurisdictions. The Company files returns in many foreign and state jurisdictions with varying statutes of limitations.

6. Stock-Based Compensation

In 2000, the Board of Directors adopted and the shareholders approved the 2000 Stock Option Plan. The 2000 Stock Option Plan allows a committee of the Board of Directors to grant incentive stock options, non-qualified stock options, stock appreciation rights and stock awards (including restricted stock and phantom shares). The committee has the authority to determine which employees will receive the awards, the amount of the awards and other terms and conditions of the awards. Awards granted by the committee typically vest over a period of three to five years.

In 2003, the Company’s shareholders approved an amendment and restatement of the 2000 Stock Option Plan to change the plan name and increase the number of shares available for issuance by 4,132,000 shares, from 2,188,000 shares to 6,320,000 shares. The name of the amended plan is the Bruker BioSciences Corporation Amended and Restated 2000 Stock Option Plan. In 2006, the Company’s shareholders approved an amendment and restatement of the Bruker BioSciences Corporation Amended and Restated 2000 Stock Option Plan to increase the number of shares available for issuance by 1,680,000 shares, from 6,320,000 shares to 8,000,000 shares. In January 2008, the Company’s shareholders approved another amendment and restatement of the Bruker BioSciences Corporation Amended and Restated 2000 Stock Option Plan to increase the number of shares available for issuance by 2,000,000 shares, from 8,000,000 shares to 10,000,000 shares.

As of March 31, 2008, the Company’s primary types of share-based compensation were in the form of issuances of stock options and restricted stock. The Company recorded stock-based compensation expense for the three months ended March 31, 2008 and 2007, as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Stock options	$528	$233
Restricted stock	143	161
Total stock-based compensation, pre-tax	671	394
Tax benefit	(188)	(110)
Total stock-based compensation, net of tax	$483	$284

Restricted shares of the Company’s common stock are periodically awarded to executive officers and certain key employees of the Company subject to a service restriction which expires ratably over a period of three to five years. The restricted shares of common stock may not be sold or transferred during the restriction period. Stock compensation for restricted stock is recorded based on the stock price on the grant date and charged to expense ratably through the restriction period. The following table summarizes information about restricted stock activity during the three months ended March 31, 2008:

	Shares Subject to Restriction	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2007	569,402	$5.74
Granted	—	—
Vested	(30,030)	5.64
Forfeited	(4,500)	6.15
Outstanding at March 31, 2008	534,872	$5.74

Unrecognized pretax expense of $2.1 million related to restricted stock awards is expected to be recognized over the weighted average remaining service period of 3.1 years for awards outstanding at March 31, 2008.

Stock options of the Company’s common stock are periodically awarded to executive officers and other employees of the Company subject to a vesting period which expires ratably over a period of three to five years. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option-pricing model. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model. Volatility and expected term assumptions are based on the Company’s historical experience. The risk-free interest rate is based on a U.S. treasury note with a maturity similar to the stock option award’s expected life. The assumptions for volatility, expected life, dividend yield and risk-free interest rate are presented in the table below:

	Three Months Ended March 31,
	2008	2007
Risk-free interest rate	2.71% - 3.54%	4.52% - 4.81%
Expected life	6.5 years	6.5 years
Volatility	72.0%	82.0%
Expected dividend yield	0%	0%

All stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock option activity for the three months ended March 31, 2008 was as follows:

	Shares Subject to Options	Weighted Average Option Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value ($’s in 000’s)
Outstanding at December 31, 2007	4,423,712	$6.87
Granted	84,000	11.95
Exercised	(1,000)	7.95
Forfeited	(33,750)	9.27
Outstanding at March 31, 2008	4,472,962	$6.94	4.4	$38,142
Exercisable at March 31, 2008	2,613,317	$6.72	4.1	$23,011

The following table summarizes information about stock options outstanding and exercisable at March 31, 2008:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (Yrs)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($’s in 000’s)	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value ($’s in 000’s)
$2.12 to $4.00	681,485	3.5	$3.20	$8,307	574,332	$3.17	$7,016
$4.01 to $6.00	1,567,854	4.2	5.18	16,014	1,088,277	5.13	11,159
$6.01 to $10.00	1,567,769	6.8	7.68	12,088	426,312	6.93	3,605
$10.01 to $13.00	344,354	4.7	11.19	1,446	212,896	10.96	944
$13.01 and above	311,500	3.1	15.64	287	311,500	15.64	287
	4,472,962	4.4	$6.94	$38,142	2,613,317	$6.72	$23,011

The intrinsic values above are based on the Company’s closing stock price of $15.39 on March 31, 2008. The weighted-average grant-date fair value of options granted during the three months ended March 31, 2008, was $11.95. Unrecognized pretax expense of $8.6 million related to stock options is expected to be recognized over the weighted average remaining service period of 3.6 years for awards outstanding at March 31, 2008.

7. Fair Value of Financial Instruments

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 157 as of January 1, 2008. As permitted by FASB Staff Position (“FSP”) No. SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP No. SFAS 157-2”), the Company elected to defer the adoption of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis until January 1, 2009. There was no cumulative effect of adoption related to SFAS No. 157 and the adoption did not have an impact on the

Company’s financial position, results of operations, or cash flows. The Company is studying SFAS No. 157 with respect to non-financial assets and non-financial liabilities falling under the scope of FSP No. SFAS 157-2 and has not yet determined the expected impact on the Company’s financial position, results of operations, or cash flows.

SFAS No. 157 establishes a three-level valuation hierarchy for measuring fair value and expands financial statement disclosures about fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

•                                          Level 1: Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•                                          Level 2: Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•                                          Level 3:  Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company measures the following financial assets at fair value on a recurring basis. The fair value of these financial assets was determined using the following inputs at March 31, 2008:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$298,263	$298,263	$—	$—
Short-term investments (1)	23,019	23,019	—	—
Total assets recorded at fair value	$321,282	$321,282	$—	$—

(1)       Short-term investments consist primarily of money market funds for which the Company determines fair value through quoted market prices.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for fiscal years beginning after November 15, 2007. The Company has elected not to apply the fair value option to any of its assets and liabilities.

8.  Inventories

Inventories consisted of the following as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008	December 31, 2007
Raw materials	$131,629	$116,883
Work-in process	165,065	137,959
Demonstration units	39,338	37,195
Finished goods	175,565	155,651
Total inventories	$511,597	$447,688

9.  Goodwill and Other Intangible Assets

The following is a summary of other intangible assets subject to amortization as of March 31, 2008 and December 31, 2007 (in thousands):

		March 31, 2008			December 31, 2007
	Useful	Gross		Net	Gross		Net
	Lives	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	in Years	Amount	Amortization	Amount	Amount	Amortization	Amount
Existing technology and related patents	3 to 10	$14,614	$(8,919)	$5,695	$13,292	$(7,937)	$5,355
Customer relationships	5	1,115	(525)	590	1,115	(477)	638
Trade names	5 to 10	439	(191)	248	439	(176)	263
Total amortizable intangible assets		$16,168	$(9,635)	$6,533	$14,846	$(8,590)	$6,256

For the three months ended March 31, 2008 and 2007, the Company recorded amortization expense of $1.0 million and $0.7 million, respectively, related to other amortizable intangible assets.

The estimated future amortization expense related to other amortizable intangible assets is as follows (in thousands):

For the year ending December 31,
2008 (a)	$1,367
2009	1,580
2010	1,478
2011	915
2012	382
Thereafter	811
Total	$6,533

(a)                      Amount represents estimated amortization expense for the remaining nine months ended December 31, 2008.

The carrying amount of goodwill was $43.0 million and $40.8 million as of March 31, 2008 and December 31, 2007, respectively, and is included in the BioScience segment. The Company performs its annual test for indications of impairment as of December 31st each year. The Company completed its annual test for impairment as of December 31, 2007 and determined that goodwill was not impaired at that time.

10.  Warranty Costs

The Company typically provides a one to two-year parts and labor warranty with the purchase of equipment. The anticipated cost for this warranty is accrued upon recognition of the sale and is included as a current liability on the balance sheet. The Company also offers to its customers warranty and service agreements extending beyond the initial year of warranty for a fee. These fees are recorded as deferred revenue and amortized into income over the life of the extended warranty contract.

Changes in the Company’s accrued warranty liability during the three months ended March 31, 2008 were as follows (in thousands):

Warranty accrual at December 31, 2007	$27,181
Accruals for warranties issued during the period	6,235
Settlements of warranty claims	(7,377)
Foreign currency impact	1,776
Warranty accrual at March 31, 2008	$27,815

11.  Debt

In connection with the acquisition of Bruker BioSpin, the Company entered into a credit agreement with a syndication of lenders, which we refer to as the Credit Agreement, that provides for a revolving credit line with a maximum commitment of $230.0 million and a term facility of $150.0 million. The outstanding principal under the term loan is payable in quarterly installments through December 2012. Borrowings under the Credit Agreement bear interest, at the Company’s option, at either (i) the higher of the prime rate or the federal funds rate plus 0.50%, or (ii) adjusted LIBOR, plus margins ranging from 0.40% to 1.25% and a facility fee ranging from 0.10% to 0.20%. As of March 31, 2008, the weighted average interest rate of borrowings under the Credit Agreement was approximately 4.1%.

Borrowings under the Credit Agreement are secured by the pledge to the banks of 100% of the capital stock of each of the Company’s wholly-owned domestic subsidiaries and 65% of the capital stock of certain of the Company’s direct or indirect wholly-owned foreign subsidiaries. The Credit Agreement also requires the Company to maintain certain financial ratios related to leverage ratios and interest coverage ratios as defined in the Credit Agreement. In addition to the financial ratios, the Credit Agreement restricts, among other things, the Company’s ability to do the following: make certain payments; incur additional debt; incur certain liens; make certain investments, including derivative agreements; merge, consolidate, sell or transfer all or substantially all of the Company’s assets; and enter into certain transactions with affiliates.

At March 31, 2008, the Company had outstanding debt totaling $422.5 million consisting of $369.0 million outstanding under the Credit Agreement, $26.7 million outstanding under other long-term debt arrangements, $23.8 million outstanding under revolving lines of credit and $3.0 million under capital lease obligations. At December 31, 2007, we had outstanding debt totaling $44.2 million consisting of $28.0 million outstanding under other long-term debt arrangements, $13.2 million outstanding under other revolving lines of credit and $3.0 million under capital lease obligations.

Amounts outstanding under other long-term debt arrangements include both collateralized and uncollateralized arrangements with various financial institutions in France, Germany, Japan and a government agency in the United States. The Company’s long-term debt arrangements also consist of fixed and variable interest rates ranging from 1.8% to 8.0% at March 31, 2008 and December 31, 2007. In connection with certain of these agreements the Company is required to maintain certain financial ratios as defined in the agreements. At March 31, 2008, the Company was not in compliance with one of the covenants required by our arrangement with a government agency in the United States. The failure to meet this covenant did not trigger any cross-default provisions in other borrowing arrangements, including the Credit Agreement. On May 8, 2008, the Company received a limited waiver from the holder of this debt for the quarterly period ended March 31, 2008.

The Company’s revolving lines of credit are with various financial institutions in Germany, Japan and France and have aggregate maximum borrowing amounts of approximately $84.6 million and $145.5 million at March 31, 2008 and December 31, 2007, respectively. Effective February 26, 2008, the Company terminated a $75.0 million line of credit in the United States and replaced it with the revolving credit available under the Credit Agreement. With consideration to outstanding letters of credit, the Company had availability of approximately $50.1 million and $119.0 million under other revolving lines of credit at March 31, 2008 and December 31, 2007, respectively. The Company’s revolving lines of credit are generally uncollateralized and bear interest at variable rates ranging from 1.5% to 9.8% at March 31, 2008 and December 31, 2007.

12.  Employee Benefit Plans

The Company has defined benefit retirement plans that cover substantially all employees of a Bioscience subsidiary in Germany who were employed as of September 30, 1997, as well as all employees of the BioSpin subsidiaries located in Switzerland, France, and Japan and certain employees of a BioSpin subsidiary in Germany. The plans provide pension benefits based upon final average salary and years of service.

The net periodic pension benefit cost includes the following components during the three months ended March 31, 2008 and 2007 (in thousands):

	2008	2007
Components of net periodic benefit cost
Service cost	$936	$829
Interest cost	953	748
Expected return on plan assets	(1,000)	(712)
Amortization and actuarial gains and losses	(2)	—
Net periodic benefit cost	$887	$865

The Company made contributions of $0.6 million to its defined benefit plans during the three months ended March 31, 2008 and estimates contributions of $1.6 million during the remainder of 2008.

13.  Earnings Per Share

Basic earnings per share is calculated by dividing net earnings by the weighted-average number of common shares outstanding during the period.  Restricted stock is not included in the calculation of basic EPS until the time-based restriction has lapsed. Except where the result would be anti-dilutive, the diluted earnings per share computation includes the effect of potential shares, shares which would be issuable upon the exercise of outstanding stock options or outstanding restricted stock issuable when the restrictions lapse, reduced by the number of shares which are assumed to be purchased by the Company from the resulting proceeds at the average market price during the period.

The following table sets forth the computation of basic and diluted average shares outstanding for the three months ended March 31, 2008 and 2007 (in thousands):

	2008	2007
Net income (loss), as reported	$(685)	$14,350

Weighted average shares outstanding:
Weighted average shares outstanding - basic	162,303	160,365
Effect of dilutive securities:
Stock options and restricted stock	—	2,541
Weighted average shares outstanding - diluted	162,303	162,906
Net income (loss) per share - basic and diluted	$(0.00)	$0.09

As a result of the net loss for the three months ended March 31, 2008, all outstanding stock options and unvested shares of restricted stock, totaling 5,007,834 shares, were excluded from the computation of diluted earnings per share because their effect was anti-dilutive. Stock options to purchase 546,000 shares were excluded from the computation of diluted earnings per share in the three months ended March 31, 2007, because the exercise price of the stock options exceeded the average market price of the Company’s common stock and, as a result, would have had an anti-dilutive effect.

14. Interest and Other Income (Expense), Net

The components of interest and other income (expense), net, were as follows for the three months ended March 31, 2008 and 2007 (in thousands):

	2008	2007
Interest income	$2,492	$1,868
Interest expense	(2,694)	(620)
Exchange losses on foreign currency transactions	(12,219)	(711)
Other	232	213
Interest and other income (expense), net	$(12,189)	$750

15.  Comprehensive Income

Comprehensive income refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are included in other comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to shareholders’ equity, net of tax.  The following is a summary of comprehensive income for the three months ended March 31, 2008 and 2007 (in thousands):

	2008	2007
Net income (loss)	$(685)	$14,350
Foreign currency translation adjustments	39,112	5,066
Unrealized gains on available for sales securities	759	645
Pension liability adjustments	(508)	(48)
Total comprehensive income	$38,678	$20,013

16.  Commitments and Contingencies

Lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. The Company believes the outcome of these proceedings, if any, will not have a material impact on the Company’s financial position or results of operations.

17.  Letters of Credit and Guarantees

As of March 31, 2008 and December 31, 2007, the Company had letters of credit and bank guarantees of $62.8 million and $67.7 million, respectively, for its customer advances. Certain of these letters of credit and bank guarantees affect the availability of the Company’s lines of credit.

18.  Business Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in annual financial statements of public business enterprises. It also establishes standards for related disclosures about products and service, geographic areas and major customers. The Company evaluated its business activities that are regularly reviewed by the Chief Executive Officer and for which discrete financial information is available. As a result of this evaluation, the Company determined that there are two reportable segments:

•                                          BioScience. This reportable segment consists of three operating segments that have been combined into one reportable segment namely Bruker AXS, Bruker Daltonics and Bruker Optics. The operations of this segment include the design, manufacture and distribution of advanced instrumentation and automated solutions based on X-ray technology and optical emission spectroscopy, mass spectrometry technology and infrared and Raman molecular spectroscopy technology. Typical customers of the BioScience segment include pharmaceutical, biotechnology, proteomics and molecular diagnostic companies, academic institutions, government agencies, semiconductor companies, chemical, cement, metals and petroleum companies, raw material manufacturers and food, beverage and agricultural companies.

•                                          BioSpin. The operations of this segment include the design, manufacture and distribution of enabling life science tools based on its core technology, magnetic resonance, as well as the manufacturing and development of low temperature superconductor (LTS) and high temperature superconductor (HTS) wires for use in advanced magnet technology and in energy applications. Typical customers of the BioSpin segment include pharmaceutical and biotechnology companies, academic institutions and government agencies.

Selected business segment information for the three months ended March 31, 2008 and 2007 is presented below (in thousands):

	Revenue		Operating income (loss)
	2008	2007	2008	2007
BioScience	$142,629	$112,753	$11,749	$8,943
BioSpin	112,118	107,647	10,061	15,231
Corporate, eliminations and other (a)	(16,311)	(12,864)	(5,876)	(4,465)
Total	$238,436	$207,536	$15,934	$19,709

(a)                      Represents revenue transactions between segments which are eliminated in consolidation and corporate costs not allocated to the reportable segements.

Total assets by segment as of March 31, 2008 and December 31, 2007 are as follows (in thousands):

	March 31, 2008	December 31, 2007
BioScience	$688,231	$584,902
BioSpin	1,088,689	782,627
Corporate	385,926	314,988
Eliminations	(765,417)	(370,886)
	$1,397,429	$1,311,631

19.  Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). This statement will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with certain limited exceptions. In addition, SFAS No. 141(R) will change the accounting treatment for acquisition costs, in-process research and development, restructuring costs associated with business combinations and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date. SFAS No. 141(R) also includes a significant number of new disclosure requirements. Early adoption of SFAS No. 141(R) is prohibited and the Company will be required to apply SFAS No. 141(R) to acquisitions that occur on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS No. 160”). This statement establishes new accounting and reporting standards for the minority interest in a subsidiary and the deconsolidation of a subsidiary. SFAS No. 160 is effective as of the beginning of fiscal 2009 and early adoption is prohibited. The Company has not yet assessed the effect, if any, that adoption of SFAS No. 160 will have on its results of operations and financial position.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and, thereby, improves the transparency of financial reporting. SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 161 will have on its financial position, results of operations and cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and the notes to those statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, and in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

Statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations which express that we “believe,” “anticipate,” “plan,” “expect,” “seek,” “estimate,” or “should,” as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Actual events or results may differ materially from those set forth in forward-looking statements. Certain factors that might cause such a difference are discussed in “Factors Affecting Our Business, Operating Results and Financial Condition” set forth in our Annual Report on Form 10-K for the year ended December 31, 2007.

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, describes the principal factors affecting the results of our operations, financial condition and changes in financial condition, as well as our critical accounting policies and estimates. Our MD&A is organized as follows:

•                                          Executive overview. This section provides a general description and history of our business, a brief discussion of our reportable segments, significant recent developments in our business and other opportunities, challenges and risks that may impact our business in the future.

•                                          Critical accounting policies. This section discusses the accounting estimates that are considered important to our financial condition and results of operations and require us to exercise subjective or complex judgments in their application.

•                                          Results of operations. This section provides our analysis of the significant line items on our consolidated statement of operations for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

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

EXECUTIVE OVERVIEW

Business

Bruker Corporation and its wholly-owned subsidiaries design, manufacture, market and service proprietary life science and materials research systems based on our core technology platforms, including X-ray technologies, magnetic resonance technologies, mass spectrometry technologies, optical emission spectroscopy and infrared and Raman molecular spectroscopy technologies. We also manufacture and distribute a broad range of field analytical systems for chemical, biological, radiological and nuclear, or CBRN, detection. We maintain major technical and manufacturing centers in Europe, North America and Japan and we have sales offices located throughout the world. Our corporate headquarters are located in Billerica, Massachusetts.

Our business strategy is to capitalize on our ability to innovate and generate rapid revenue growth, both organically and through acquisitions. Our revenue growth strategy, combined with anticipated improvements to our gross profit margins and increased leverage on our research and development, sales and marketing and distribution investments and general and administrative expenses, are expected to enhance our operating margins and improve our earnings in the future.

On February 26, 2008, the Company completed its acquisition of Bruker BioSpin. Both the Company and Bruker BioSpin were majority owned by six affiliated stockholders prior to the acquisition. As a result, the acquisition of Bruker BioSpin by the Company is considered a business combination of companies under common control, and has been accounted for at historical carrying values. Historical consolidated balance sheets, statements of operations, statements of cash flows and notes to the consolidated financial statements have been restated by combining the historical consolidated financial statements of Bruker Corporation with those of Bruker BioSpin. In addition, because the transaction is accounted for as an acquisition of businesses under common control, all one-time transaction costs have been expensed as incurred, rather than being added to goodwill.

With the addition of Bruker BioSpin, we enhanced our position as a leading supplier for life science and materials research. The technologies of Bruker BioSpin are particularly complementary to our accurate-mass electrospray time-of-flight mass spectrometers and our single-crystal diffraction X-ray spectrometers and are expected to create revenue synergies and provide opportunities to supply customers with equipment packages that have a broader range of applications and value. We believe the addition of Bruker BioSpin will also enhance our distribution in the Americas, Europe and Asia and our sales and service infrastructure, all of which should provide us with revenue growth opportunities and accelerate our drive to improve our margins, net income and operating cash flows.

Following the acquisition of Bruker BioSpin, management reevaluated the way the Company is managed and the internal reporting structure and, as a result of that evaluation, will report its results based on the following reportable segments:

•                                          BioScience. The operations of this segment include the design, manufacture and distribution of advanced instrumentation and automated solutions based on X-ray technology, OES-spark technology, mass spectrometry technology and infrared and Raman molecular spectroscopy technology. Typical customers of the BioScience segment include pharmaceutical, biotechnology, proteomics and molecular diagnostic companies, academic institutions, government agencies, semiconductor companies, chemical, cement, metals and petroleum companies, raw material manufacturers and food, beverage and agricultural companies.

•                                          BioSpin. The operations of this segment include the design, manufacture and distribution of enabling life science tools based on its core technology, magnetic resonance, as well as the manufacturing and development of low temperature superconductor (LTS) and high temperature superconductor (HTS) wires for use in advanced magnet technology and in energy applications. Typical customers of the BioSpin segment include pharmaceutical and biotechnology companies, academic institutions and government agencies.

Financial Overview

For the three months ended March 31, 2008, our revenue increased by $30.9 million, or 14.9%, to $238.4 million, compared to $207.5 million for the comparable period in 2007. Included in this change in revenue is approximately $20.6 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue increased by $10.3 million, or 5.0%. The increase in revenue excluding the effect of foreign exchange is attributable primarily to higher sales in the BioScience segment, offset partially by lower sales from the BioSpin segment.

Income from operations for the three months ended March 31, 2008 was $15.9 million, resulting in an operating margin of 6.7%, compared to income from operations of $19.7 million, resulting in an operating margin of 9.5%, for the comparable period of 2007. The decrease in income from operations resulted from higher operating expenses and $5.8 million of charges related to the acquisition of Bruker BioSpin offset partially by higher revenues and improved gross profit margins. The acquisition-related costs incurred in the first quarter of 2008 were expensed as incurred, rather than being added to goodwill, because the acquisition of Bruker BioSpin was accounted for as an acquisition of businesses under common control.

For the three months ended March 31, 2008, the Company incurred pre-tax foreign exchange losses of $12.2 million. These foreign exchange losses were driven primarily by the remeasurement of certain foreign currency denominated assets, principally cash, inter-company receivables and a short-term inter-company loan into the functional currency of the affected entities. The losses resulted from the continued weakening of the U.S. Dollar, as well as from an unexpected strengthening of the Swiss Franc relative to both the U.S. Dollar and the Euro by approximately 11% and 3%, respectively, during the five weeks between the closing of the Bruker BioSpin acquisition and the end of the first quarter of 2008.

We also incurred approximately $1.4 million of interest expense on acquisition-related debt during the period from February 26, 2008 to March 31, 2008. There was no acquisition-related interest expense during the three months ended March 31, 2007. In an effort to reduce interest expense in future periods, we repaid approximately $55.0 million of this debt in April 2008 and an additional $90.0 million in May 2008. Additionally, in April 2008, we entered into an interest rate swap with an initial notional amount of $90.0 million that will hedge a portion of our $150.0 million variable-rate term loan and fix the interest rate on the hedged portion of the debt at a rate of approximately 3.8%.

Our net loss for the three months ended March 31, 2008, was $(0.7) million, or $(0.00) per diluted share, compared to net income of $14.4 million, or $0.09 per diluted share, for the comparable period of 2007.

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

Revenue recognition. We recognize revenue from system sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, title and risk of loss has been transferred to the customer and collectibility of the resulting receivable is reasonably assured. Title and risk of loss is generally transferred to the customer upon receipt of a signed customer acceptance form for a system that has been shipped, installed, and for which the customer has been trained. As a result, the timing of customer acceptance or readiness could cause our reported revenues to differ materially from expectations. When products are sold through an independent distributor or a strategic distribution partner, which assumes responsibility for installation, we recognize the system sale when the product has been shipped and title and risk of loss have been transferred. Our distributors do not have price protection rights or rights of return; however, our products are typically warranted to be free from defect for a period of one to two-years. Revenue is deferred until cash is received when a significant portion of the fee is due over one year after delivery, installation and acceptance of a system. For arrangements with multiple elements, we recognize revenue for each element based on the fair value of the element, provided all other criteria for revenue recognition have been met. The fair value for each element provided in multiple element arrangements is typically determined by referencing historical pricing policies when the element is sold separately. Changes in our ability to establish the fair value for each element in multiple element arrangements could affect the timing of revenue recognition. Revenue from accessories and parts is recognized upon shipment and service revenue is recognized as the services are performed. Grant revenue is recognized when we complete the services required under the grant.

Warranty costs. We normally provide a one to two-year parts and labor warranty with the purchase of equipment. The anticipated cost for this warranty is accrued upon recognition of the sale and is included as a current liability on the balance sheet. Although our facilities undergo quality assurance and testing procedures throughout the production process, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Although our actual warranty costs have historically been consistent with expectations, to the extent warranty claim activity or costs associated with servicing those claims differ from our estimates, revisions to the warranty accrual may be required.

Inventories. Inventories are stated at the lower of cost or market, with costs determined by the first-in, first-out method for a majority of subsidiaries and by average-cost for one international location. We maintain an allowance for excess and obsolete inventory to reflect the expected non-saleable or non-refundable inventory based on an evaluation of slow moving products. If ultimate usage or demand varies significantly from expected usage or demand, additional write-downs may be required, resulting in a charge to operations.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Consolidated Results

The following table presents our results for the three months ended March 31, 2008 and 2007 (dollars in thousands):

	Three Months Ended March 31,
	2008	2007
	(in thousands, except per share data)
Product revenue	$207,035	$181,609
Service revenue	29,957	25,187
Other revenue	1,444	740
Total revenue	238,436	207,536

Cost of product revenue	104,901	96,649
Cost of service revenue	20,406	16,339
Total cost of revenue	125,307	112,988
Gross profit	113,129	94,548

Operating expenses:
Sales and marketing	43,393	35,462
General and administrative	16,804	13,413
Research and development	31,205	25,964
Acquisition related charges	5,793	—
Total operating expenses	97,195	74,839
Operating income	15,934	19,709

Interest and other income (expense), net	(12,189)	750
Income before income tax provision and minority interest in consolidated subsidiaries	3,745	20,459
Income tax provision	4,270	6,023
Income (loss) before minority interest in consolidated subsidiaries	(525)	14,436
Minority interest in consolidated subsidiaries	160	86
Net income (loss)	$(685)	$14,350
Net income (loss) per common share - basic and diluted	$(0.00)	$0.09
Weighted average common shares outstanding:
Basic	162,303	160,365
Diluted	162,303	162,906

Revenue

Our revenue increased by $30.9 million, or 14.9%, to $238.4 million for the three months ended March 31, 2008, compared to $207.5 million for the comparable period in 2007. Included in this change in revenue is approximately $20.6 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue increased by 5.0%. The increase in revenue excluding the effect of foreign exchange is attributable to an increase in revenues from the BioScience segment, principally from system revenues, offset partially by lower revenues from the BioSpin segment.

Cost of Revenue

Our cost of product and service revenue for the three months ended March 31, 2008, was $125.3 million, resulting in a gross profit margin of 47.4%, compared to cost of product and service revenue of $113.0 million, resulting in a gross profit margin of 45.6% for the comparable period of 2007. The increase in gross profit margin as a percentage of revenues is attributable primarily to product mix and improved utilization as a result of higher revenues and ongoing initiatives targeted at improving gross margins. The increase in our gross profit margin as a percentage of revenues was partially offset by the continued weakening of the U.S. Dollar coupled with the fact that the majority of the our manufacturing is done in Europe.

Sales and Marketing

Our sales and marketing expense for the three months ended March 31, 2008 increased to $43.4 million, or 18.3% of product and service revenue, from $35.5 million, or 17.1% of product and service revenue, for the comparable period of 2007. The increase in sales and marketing expense is attributable to our continuing investment in direct sales, inside sales product specialists and application resources. We also incurred higher commission expenses on higher revenues generated through third-party distributors.

General and Adminstrative

Our general and administrative expense for the three months ended March 31, 2008 increased to $16.8 million, or 7.1% of product and service revenue, from $13.4 million, or 6.5% of product and service revenue, for the comparable period of 2007. The increase is attributable to additional headcount, primarily in the BioSpin segment, and was a necessary part of Bruker BioSpin becoming a part of a publicly-traded company.

Research and Development

Our research and development expense for the three months ended March 31, 2008 increased to $31.2 million, or 13.2% of product and service revenue, from $26.0 million, or 12.6% of product and service revenue, for the comparable period of 2007. The increase in research and development expenses is attributable primarily to changes in foreign currency exchange rates, primarily the Euro, as a majority of our research and development is performed in Europe.

Acquisition Related Charges

On December 3, 2007, we announced that we had entered into a definitive agreement to acquire all of the stock of Bruker BioSpin. The acquisition of Bruker BioSpin was approved by our shareholders on February 25, 2008 and was completed on February 26, 2008. The acquisition represented a business combination of companies under common control due to a majority of ownership of both Bruker Corporation and Bruker BioSpin by the same individuals and, as a result, transaction costs are expensed as incurred rather than being included in a purchase price allocation. During the three months ended March 31, 2008, the Company incurred and expensed acquisition-related charges totaling $5.8 million, which consisted of investment banking fees, legal fees and accounting fees. The Company does not expect to incur any additional acquisition-related charges in connection with the acquisition of Bruker BioSpin.

Interest and Other Income (Expense), Net

Interest and other income (expense), net during the three months ended March 31, 2008, was $(12.2) million, compared to $0.8 million during the three months ended March 31, 2007.

During the three months ended March 31, 2008, the major component within interest and other income (expense), net, were losses on foreign currency transactions of $12.2 million. These foreign exchange losses were driven primarily by the remeasurement of certain foreign currency denominated assets, principally cash, inter-company receivables and a short-term inter-company loan into the functional currency of the affected entities. The losses resulted from the continued weakening of the U.S. Dollar, as well as from an unexpected strengthening of the Swiss Franc relative to both the U.S. Dollar and the Euro by approximately 11% and 3%, respectively, during the five weeks between the closing of the Bruker BioSpin acquisition and the end of the first quarter of 2008.

During the three months ended March 31, 2007, the major components within interest and other income (expense), net, were net interest income of $1.2 million offset partially by losses on foreign currency transactions of $0.7 million.

Provision for Income Taxes

Our effective tax rate reflects our tax provision for non-U.S. entities only, since no benefit was recognized for losses incurred in the U.S. We will maintain a full valuation allowance for our U.S. net operating losses until evidence exists that it is more likely than not that the loss carryforward amounts will be utilized to offset U.S. taxable income. Our tax rate may change over time as the amount and mix of income and taxes outside the U.S. changes. The effective tax rate is calculated using our projected annual pre-tax income or loss and is affected by research and development tax credits, the expected level of other tax benefits, and the impact of changes to the valuation allowance, as well as changes in the mix of our pre-tax income and losses among jurisdictions with varying statutory tax rates and credits.

The income tax provision for the three months ended March 31, 2008, was $4.3 million compared to an income tax provision of $6.0 million for the three months ended March 31, 2007, representing effective tax rates of 114.0% and 29.4%, respectively. The effective tax rate for the three months ended March 31, 2008 is a result of the acquisition-related charges that did not result in any tax benefit and the foreign exchange losses that resulted in only modest tax benefits. The acquisition costs did not generate tax benefits for us because they were incurred primarily in the U.S. and the foreign exchange losses did not generate significant tax benefits because they occurred in foreign locations with relatively low tax rates.

Minority Interest in Consolidated Subsidiaries

Minority interest in consolidated subsidiaries for the three months ended March 31, 2008, was $0.2 million compared to $0.1 million for the comparable period of 2007. The minority interest in subsidiaries represents the minority shareholders’ proportionate share of net income of those subsidiaries for the three months ended March 31, 2008 and 2007. The minority interest relates to our two majority-owned indirect subsidiaries, InCoaTec GmbH and Bruker Baltic Ltd.

Net Income (Loss)

Our net income (loss) for the three months ended March 31, 2008, was $(0.7) million, or $(0.00) per diluted share, compared to $14.4 million, or $0.09 per diluted share, for the comparable period of 2007. Despite the increase in revenue and improvement in gross margin described above, our net income decreased as a result of higher operating expenses, including $5.8 million of acquisition related charges, and foreign exchange losses during the three months ended March 31, 2008.

Segment Results

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment for the three months ended March 31, 2008 and 2007 (dollars in thousands):

	2008	2007	$ Change	Percentage Change
BioScience	$142,629	$112,753	$29,876	26.5%
BioSpin	112,118	107,647	4,471	4.2%
Eliminations (a)	(16,311)	(12,864)	(3,447)
Total Revenue	$238,436	$207,536	$30,900	14.9%

(a)                      Represents product and service revenue between reportable segments.

BioScience Segment Revenues

BioScience segment revenue increased by $29.9 million, or 26.5%, to $142.6 million for the three months ended March 31, 2008, compared to $112.8 million for the comparable period in 2007. Included in this change in revenue is approximately $10.0 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue increased by 17.6%. The increase in revenue excluding the effect of foreign exchange is attributable to increases in system revenues across the various product lines. Revenues in the three months ended March 31, 2007 include $1.5 million of molecular spectroscopy revenue that was recognized from our order with the Chinese State Food and Drug Administration. The order from the Chinese State Food and Drug Administration was completed during 2007 and we did not recognize any additional system revenue from this order during the three months ended March 31, 2008.

System revenue, other system revenue and aftermarket revenue as a percentage of total BioScience segment revenue were as follows during the three months ended March 31, 2008 and 2007 (dollars in thousands):

	2008		2007
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System Revenue	$104,074	73.0%	$80,818	71.7%
Other System Revenue	9,492	6.7%	6,226	5.5%
Aftermarket Revenue	29,063	20.3%	25,709	22.8%
Total Revenue	$142,629	100.0%	$112,753	100.0%

System revenues in the BioScience segment include X-ray systems, mass spectrometry systems, CBRN detection systems and molecular spectroscopy systems. Other system revenues in the BioScience segment relate primarily to the distribution of products not manufactured by the BioScience segment. Aftermarket revenues in the BioScience segment include accessory sales, consumables, training and services.

BioSpin Segment Revenues

BioSpin segment revenue increased by $4.5 million, or 4.2%, to $112.1 million for the three months ended March 31, 2008, compared to $107.6 for the comparable period in 2007. Included in this change in revenue is approximately $10.6 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue decreased by 5.7%. The decrease in revenue excluding the effect of foreign exchange is attributable to lower sales of high field analytical systems offset partially by higher aftermarket revenues.

System and wire revenue, other system revenue and aftermarket revenue as a percentage of total BioSpin segment revenue were as follows during the three months ended March 31, 2008 and 2007 (dollars in thousands):

	2008		2007
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System and Wire Revenue	$78,818	70.3%	$81,947	76.1%
Other System Revenue	5,000	4.5%	1,900	1.8%
Aftermarket Revenue	28,300	25.2%	23,800	22.1%
Total Revenue	$112,118	100.0%	$107,647	100.0%

System and wire revenues in the BioSpin segment include Nuclear Magnetic Resonance systems, Magnetic Resonance Imaging systems, Electron Paramagnetic Resonance systems, Minispec systems, power supplies and our LTS and HTS wire business. Other system revenues in the BioSpin segment relate primarily to the distribution of products not manufactured by Bruker BioSpin. Aftermarket revenues in the BioSpin segment include accessory sales, consumables, training and services.

Income (Loss) from Operations

The following table presents income (loss) from operations and operating margins on revenue by reportable segment for the three months ended March 31, 2008 and 2007 (dollars in thousands):

	2008		2007
	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin
BioScience	$11,749	8.2%	$8,943	7.9%
BioSpin	10,061	9.0%	15,231	14.1%
Corporate, Eliminations and Other	(5,876)		(4,465)
Total Operating Income	$15,934	6.7%	$19,709	9.5%

BioScience segment income from operations for the three months ended March 31, 2008, was $11.7 million, resulting in an operating margin of 8.2%, compared to income from operations of $8.9 million, resulting in an operating margin of 7.9%, for the comparable period of 2007. The increase in operating margin is the result of higher revenues and improved gross margins offset partially by higher operating expenses. The improvement in gross margins is attributable primarily to product mix and improved utilization as a result of higher revenues and ongoing initiatives targeted at improving gross margins. The increase in operating expenses related primarily to selling and marketing and research and development costs. Selling and marketing expenses increased as a result of our continuing investment in direct sales, inside sales product specialists and application resources. The increases in operating expenses, particularly  research and development, were impacted by changes in foreign currency exchange rates, primarily the Euro, as a majority of our research and development is performed in Europe.

BioSpin segment income from operations for the three months ended March 31, 2008, was $10.1 million, resulting in an operating margin of 9.0%, compared to income from operations of $15.2 million, resulting in an operating margin of 14.1%, for the comparable period of 2007. The decrease in operating margin is the result of lower revenues combined with higher operating expenses. The increase in operating expenses related primarily to selling and marketing and general and administrative costs. Selling and marketing expenses increased primarily from commission expenses that resulted from higher revenues generated through third-party distributors. The increase in general and administrative expenses is attributable to additional headcount and was a necessary part of Bruker BioSpin becoming a part of a publicly-traded company.

LIQUIDITY AND CAPITAL RESOURCES

We currently anticipate that our existing cash and credit facilities will be sufficient to support our operating and investing needs for at least the next twelve months, but this depends on our profitability and our ability to manage working capital requirements. Our future cash requirements will also be affected by acquisitions that we may consider. Historically, we have financed our growth through a combination of debt financings and issuances of common stock. In the future, there can be no assurances that additional financing alternatives will be available to us if required, or if available, will be obtained on terms favorable to us.

During the three months ended March 31, 2008, net cash provided by operating activities was $22.3 million compared to net cash provided by operating activities of $21.5 million during the three months ended March 31, 2007. The change in cash from operating activities during the three months ended March 31, 2008 is attributable primarily to changes in working capital balances. The change in cash from operating activities during the three months ended March 31, 2007 is attributable to the results from operations and changes in working capital balances.

During the three months ended March 31, 2008, net cash used by investing activities was $440.6 million, compared to net cash used by investing activities of $7.1 million during the three months ended March 31, 2007. Cash used by investing activities during the three months ended March 31, 2008 was attributable primarily to $416.8 million used for acquisitions, primarily Bruker BioSpin, and $13.4 million of capital expenditures. Cash used by investing activities during the three months ended March 31, 2007 was attributable primarily to $4.3 million in capital expenditures and $1.9 million for acquisitions, including $1.3 million in contingent consideration for acquisitions that occurred prior to 2007.

During the three months ended March 31, 2008, net cash provided by financing activities was $355.9 million, compared to net cash provided by financing activities of $5.6 million during the three months ended March 31, 2007. Cash provided by financing activities during the three months ended March 31,

2008 was attributable primarily to approximately $358.9 million of borrowings under long-term and short-term debt arrangements. Cash provided by financing activities during the three months ended March 31, 2007 was attributable primarily to $18.0 million in net proceeds from the public offering of common stock offset partially by $12.4 million in net repayments of long-term and short-term borrowings.

On February 26, 2008, the Company completed its acquisition of Bruker BioSpin for $914.0 million. The acquisition of Bruker BioSpin was financed with 57,544,872 shares of unregistered common stock valued at $526.0 million based on the trailing 10 day trading average closing price of $9.14 per share as of two days prior to the signing of the transaction agreements, $351.0 million of cash obtained under new credit facilities and the balance with cash on hand. The Credit Agreement with a syndication of lenders provides for a revolving credit line with a maximum commitment of $230.0 million and a term loan facility of $150.0 million. The outstanding principal under the term loan is payable in quarterly installments through December 2012. Borrowings under the Credit Agreement bear interest, at the Company’s option, at either (i) the higher of the prime rate or the federal funds rate plus 0.50%, or (ii) adjusted LIBOR, plus margins ranging from 0.40% to 1.25% and a facility fee ranging from 0.10% to 0.20%. As of March 31, 2008, the weighted-average interest rate of borrowings under the Credit Agreement was approximately 4.1%.

Borrowings under the Credit Agreement are secured by the pledge to the banks of 100% of the capital stock of each of the Company’s wholly-owned domestic subsidiaries and 65% of the capital stock of certain of the Company’s wholly-owned direct or indirect foreign subsidiaries. The Credit Agreement also requires the Company to maintain certain financial ratios related to maximum leverage and minimum interest coverage, as defined in the Credit Agreement. In addition to the financial ratios, the Credit Agreement restricts, among other things, the Company’s ability to do the following: make certain payments; incur additional debt; incur certain liens; make certain investments, including derivative agreements; merge, consolidate, sell or transfer all or substantially all of the Company’s assets; and enter into certain transactions with affiliates.

At March 31, 2008, we had outstanding debt totaling $422.5 million consisting of $369.0 million outstanding under the Credit Agreement, including $150.0 million drawn on a term loan and $219.0 million under revolving loans, $26.7 million outstanding under other long-term debt arrangements, $23.8 million outstanding under other revolving lines of credit and $3.0 million under capital lease obligations. We repaid approximately $55.0 million of the outstanding revolving loans under the Credit Agreement in April 2008 and an additional $90.0 million of revolving loans in May 2008. At December 31, 2007, we had outstanding debt totaling $44.2 million consisting of $28.0 million outstanding under other long-term debt arrangements, $13.2 million outstanding under other revolving lines of credit and $3.0 million under capital lease obligations.

Amounts outstanding under other long-term debt arrangements include both collateralized and uncollateralized arrangements with various financial institutions in Germany, Japan and a government agency in the United States. These debt arrangements consist of fixed and variable interest rates ranging from 1.8% to 8.0% at March 31, 2008. In connection with certain of these agreements we are required to maintain certain financial ratios as defined in the agreements. At March 31, 2008, we were not in compliance with one of the covenants required by our arrangement with the government agency in the United States. The failure to meet this covenant did not trigger any cross-default provisions in other borrowing arrangements, including the Credit Agreement. On May 8, 2008, we received a limited waiver from the holder of the debt for the quarterly period ended March 31, 2008.

Amounts outstanding under other revolving lines of credit are with various financial institutions in Germany, Japan and France and have aggregate maximum borrowing amounts of approximately $84.6 million at March 31, 2008. With consideration to outstanding letters of credit, we had availability of approximately $50.1 million under other revolving lines of credit at March 31, 2008. Our revolving lines of credit are generally uncollateralized and bear interest at variable rates ranging from 1.5% to 9.8% at March 31, 2008. Effective February 26, 2008, we terminated a $75.0 million line of credit in the United States and replaced it with the revolving credit available under the Credit Agreement.

The following table summarizes maturities for our significant financial obligations as of March 31, 2008 (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 Years	4-5 Years	More than 5 years
Short-term borrowings	$23,831	$23,831	$—	$—	$—
Long-term debt, including current portion	395,691	228,455	59,780	107,176	280
Capital lease obligations	3,002	810	1,194	597	401
Uncertain tax contingencies	18,941	—	18,941	—	—
Total contractual obligations	$441,465	$253,096	$79,915	$107,773	$681

As of March 31, 2008, we have approximately $21.4 million of net operating loss carryforwards available to reduce future U.S. taxable income. These losses have various expiration dates through 2027. The Company also has U.S. tax credits of approximately $11.1 million available to offset future tax liabilities that expire at various dates. These credits include foreign tax credits of $8.0 million expiring in various years through 2017 and research and development tax credits of $3.1 million expiring through 2025. These operating losses and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

Uncertain tax contingencies are positions taken or expected to be taken on an income tax return that may result in additional payments to tax authorities. The amount in the preceding table includes interest and penalties accrued related to these positions as of March 31, 2008. The total amount of uncertain tax contingencies is included in the “1-3 Years” column as the Company is not able to reasonably estimate the timing of potential future payments. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). This statement will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with certain limited exceptions. In addition, SFAS No. 141(R) will change the accounting treatment for acquisition costs, in-process research and development, restructuring costs associated with business combinations and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date. SFAS No. 141(R) also includes a significant number of new disclosure requirements. Early adoption of SFAS No. 141(R) is prohibited and the Company will be required to apply SFAS No. 141(R) to acquisitions that occur on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS No. 160”). This statement establishes new accounting and reporting standards for the minority interest in a subsidiary and the deconsolidation of a subsidiary. SFAS No. 160 is effective as of the beginning of fiscal 2009 and early adoption is prohibited. The Company has not yet assessed the effect, if any, that adoption of SFAS No. 160 will have on its results of operations and financial position.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and, thereby, improves the transparency of financial reporting. SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 161 will have on its financial position, results of operations and cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Impact of Foreign Currencies

The Company generates a substantial portion of its revenues in international markets, principally Europe and Japan, which subjects its operations to the exposure of exchange rate fluctuations. The impact of currency exchange rate movement can be positive or negative in any period. Our costs related to sales in foreign currencies are largely denominated in the same respective currencies, limiting our transaction risk exposure. However, for sales not denominated in U.S. Dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. Dollars, it will require more of the foreign currency to equal a specified amount of U.S. Dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. Dollars than we did before the rate increase went into effect. If we price our products in U.S. Dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. Dollar could result in our prices not being competitive in a market where business is transacted in the local currency.

Our foreign exchange losses, net were $12.2 million and $0.7 million for the three months ended March 31, 2008 and 2007, respectively. As we continue to expand internationally we will continue to evaluate our currency risks and may utilize foreign exchange contracts more frequently in order to mitigate our foreign currency exposures. From time to time, we have entered into foreign currency contracts in order to minimize the volatility that fluctuations in exchange rates will have on the Company’s cash flows related to purchases and sales denominated in foreign currencies. At March 31, 2008, there were no outstanding forward currency contracts.

Impact of Interest Rates

We regularly invest excess cash in overnight repurchase agreements and interest-bearing investment-grade securities that we hold for the duration of the term of the respective instrument and that are subject to changes in short-term interest rates. We believe that the market risk arising from holding these financial instruments is minimal.

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

In April 2008, we entered into an interest rate swap arrangement to pay a fixed rate of approximately 3.8% and receive a variable rate based on three month LIBOR through December 31, 2012. The initial notional amount of this interest rate swap is $90.0 million and will amortize in proportion to the term debt component of the Credit Agreement. We have determined that this swap is an effective hedge of the variability of cash flows of the interest payments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).

In addition, in 2002 we entered into a cross currency interest rate swap arrangement under which the Company receives semiannual interest payments in Euros based on a variable interest rate equal to the six-month EURIBOR rate in exchange for semiannual payments in Swiss francs at a fixed rate of 4.97% through December 2011. The notional amount of this interest rate swap arrangement was €5.0 million at March 31, 2008. In 1999, the Company entered into an interest rate swap arrangement to pay a 4.60% fixed rate of interest and receive a variable rate of interest based on the Securities Industry and Financial Markets Municipal Swap Index through December 2013. The notional amount of this interest rate swap arrangement was $1.5 million at March 31, 2008. We have determined that these swaps are not effective in offsetting the change in interest cash flows being hedged as defined by SFAS No. 133.

A 10% increase or decrease in the average cost of our variable rate debt would not result in a material change in pre-tax interest expense.

Inflation

We do not believe inflation had a material impact on our business or operating results during any of the periods presented.

ITEM 4.	CONTROLS AND PROCEDURES

We have established disclosure controls and procedures that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) by others within our organization. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Except as set forth below, there have been no material changes to the legal proceedings disclosed in Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Our subsidiary Bruker Daltonics is party to an Agreement with Isis Pharmaceuticals, Inc. regarding the manufacture and sale of certain systems sold by Isis which incorporate mass spectrometers from Bruker Daltonics.  The parties are currently in a dispute regarding the performance of each party under the Agreement.  Pursuant to the Agreement’s dispute resolution mechanism, the parties have scheduled a mediation with a third party mediator during May 2008 in an attempt to resolve the disputes.  If the mediation does not resolve the dispute, it is possible litigation between the parties will follow.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Except as set forth below, there have been no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Our reported financial results may be adversely affected by fluctuations in currency exchange rates.

Our exposure to currency exchange rate fluctuations results primarily from the currency translation exposure associated with the preparation of our consolidated financial statements and from the transaction exposure associated with transactions of our subsidiaries that are denominated in a currency other than the respective subsidiary’s functional currency. While our financial results are reported in U.S. Dollars, the financial statements of many of our subsidiaries outside the United States are prepared using the local currency as the functional currency. During consolidation, these results are translated into U.S. Dollars by applying appropriate exchange rates. As a result, fluctuations in the exchange rate of the U.S. Dollar relative to the local currencies in which our foreign subsidiaries report therefore could cause significant fluctuations in our reported results. Moreover, as exchange rates vary, revenue and other operating results may differ materially from our expectations.

Additionally, to the extent monetary assets and liabilities, including debt, are held in a different currency than the reporting subsidiary’s functional currency, fluctuations in currency exchange rates may have a significant impact on our reported financial results, and may lead to increased earnings volatility. We may record significant gains or losses related to both the translation of cash and cash equivalents held by our subsidiaries into local currencies and the revaluation of inter-company receivables and loan balances.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as reported in Item 3.02 of the Company’s Current Report on Form 8-K dated February 21, 2008 filed with the Commission on February 27, 2008, there were no unregistered sales of equity securities during the three months ended March 31, 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	A special meeting of stockholders of the Company was held on February 25, 2008.

(c)

Proxies representing 97,645,412 shares were received. Total shares outstanding as of the record date were 105,670,237. The matters voted upon and the results of the voting at the Special Meeting are set forth below:

(i)	To approve the acquisition of all of the outstanding stock of Bruker BioSpin Inc.:

	Vote of the stockholders of the Company who are unaffiliated with the Laukien stockholders:

	Votes for	39,941,066
	Votes against	47,639
	Votes abstaining	24,853
	Broker non-votes	2,609,696

	Vote of all of the stockholders:

	Votes for	94,963,224
	Votes against	47,639
	Votes abstaining	24,853

(ii)	To approve the acquisition of all of the outstanding share capital of Bruker Physik GmbH and Techneon AG:

	Vote of the stockholders of the Company who are unaffiliated with the Laukien stockholders:

	Votes for	39,943,956

	Votes against	64,424
	Votes abstaining	5,178
	Broker non-votes	2,609,696

	Vote of all of the stockholders:

	Votes for	94,966,114
	Votes against	64,424
	Votes abstaining	5,178

(iii)

To approve the acquisition through reverse triangular merger of all of the outstanding share capital of Bruker BioSpin Invest AG and the issuance of shares of the Company’s common stock in connection with the acquisition of Bruker BioSpin Invest AG:

	Vote of the stockholders of the Company who are unaffiliated with the Laukien stockholders:

	Votes for	39,940,656
	Votes against	65,874
	Votes abstaining	7,028
	Broker non-votes	2,609,696

	Vote of all of the stockholders:

	Votes for	94,962,814
	Votes against	65,874
	Votes abstaining	7,028

(iv)	To approve the amendment of the Company’s certificate of incorporation to increase the number of shares of common stock authorized for issuance from 200,000,000 to 260,000,000:

	Votes for	97,292,205
	Votes against	161,610
	Votes abstaining	191,597

(v)

To approve the amendment of the Company’s amended and restated stock option plan to increase the number of shares of common stock for which options and restricted stock may be granted under the plan from 8,000,000 to 10,000,000:

	Votes for	88,652,676
	Votes against	6,355,696
	Votes abstaining	27,344
	Broker non-votes	2,609,696

(vi)	To approve the amendment of the Company’s certificate of incorporation to change the name from Bruker BioSciences Corporation to Bruker Corporation:

	Votes for	97,541,708
	Votes against	77,399
	Votes abstaining	26,305

(vii)

To elect Dirk D. Laukien, Ph.D. as a Class II director to hold office until the 2008 Annual Meeting, and to elect Tony W. Keller, Ph.D. as a Class III director to hold office until the 2009 Annual Meeting:

	(i) Dirk D. Laukien, Ph.D. as Class II director
	Votes for	83,150,604
	Votes withheld	14,494,808

	(ii) Tony W. Keller, Ph.D. as Class III director
	Votes for	83,154,501
	Votes withheld	14,490,911

Except as set forth above, there were no shares abstaining and no broker non-voting shares cast.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1)                      Filed herewith.

(2)                      Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUKER CORPORATION

Date: May 12, 2008	By:	/s/ FRANK H. LAUKIEN, PH.D.
Frank H. Laukien, Ph.D. President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 12, 2008	By:	/s/ WILLIAM J. KNIGHT
William J. Knight Chief Financial Officer (Principal Financial and Accounting Officer)