Form 10-Q
period 2008-06-30
BRUKER CORP
filed 2008-08-11
CIK 1109354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

    For the quarterly period ended June 30, 2008

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

As of August 5, 2008, there were 163,626,252 shares of the Registrant’s common stock outstanding.

BRUKER CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2008

PART I	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30,	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$125,399	$332,368
Short term investments and restricted cash	6,391	12,186
Accounts receivable, net	164,236	185,217
Inventories	487,503	447,688
Other current assets	75,697	57,238
Total current assets	859,226	1,034,697
Property, plant and equipment, net	236,321	207,588
Intangibles and other assets	75,895	69,346
Total assets	$1,171,442	$1,311,631

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$66,431	$35,591
Accounts payable	54,288	52,293
Customer advances	220,254	233,466
Other current liabilities	235,455	239,841
Total current liabilities	576,428	561,191
Long-term debt	175,719	8,605
Other long-term liabilities	109,713	105,445
Minority interest in consolidated subsidiaries	753	538
Commitments and contingencies (Note 16)

Shareholders’ Equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued or outstanding at June 30, 2008 or December 31, 2007	—	—
Common stock, $0.01 par value, 260,000,000 and 200,000,000 shares authorized, 163,636,184 and 163,251,890 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	1,628	1,624
Treasury stock, at cost, 9,359 shares and 0 shares at June 30, 2008 and December 31, 2007, respectively	(109)	—
Other shareholders’ equity	307,310	634,228
Total shareholders’ equity	308,829	635,852
Total liabilities and shareholders’ equity	$1,171,442	$1,311,631

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Product revenue	$278,849	$210,177	$485,884	$391,786
Service revenue	31,733	27,570	61,690	52,757
Other revenue	883	595	2,327	1,335
Total revenue	311,465	238,342	549,901	445,878

Cost of product revenue	161,931	120,810	266,832	217,459
Cost of service revenue	20,896	17,617	41,302	33,956
Total cost of revenue	182,827	138,427	308,134	251,415
Gross profit	128,638	99,915	241,767	194,463

Operating expenses:
Sales and marketing	46,151	37,029	89,544	72,491
General and administrative	17,178	13,442	33,982	26,855
Research and development	36,514	27,657	67,719	53,621
Acquisition related charges	360	—	6,153	—
Total operating expenses	100,203	78,128	197,398	152,967
Operating income	28,435	21,787	44,369	41,496

Interest and other income (expense), net	3,527	2,214	(8,662)	2,964
Income before income tax provision and minority interest in consolidated subsidiaries	31,962	24,001	35,707	44,460

Income tax provision	10,196	6,284	14,466	12,307
Income before minority interest in consolidated subsidiaries	21,766	17,717	21,241	32,153
Minority interest in consolidated subsidiaries	80	60	240	146
Net income	$21,686	$17,657	$21,001	$32,007
Net income per common share - basic and diluted	$0.13	$0.11	$0.13	$0.20
Weighted average common shares outstanding:
Basic	162,440	161,728	162,371	161,050
Diluted	165,438	164,343	165,308	163,731

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended
	June 30,
	2008	2007
Operating activities:
Net cash provided by operating activities	$18,103	$16,633

Investing activities:
Purchases of property and equipment	(27,066)	(13,023)
Acquisitions, net of cash acquired	(2,056)	(2,468)
Payments in connection with the acquisition of Bruker BioSpin	(5,247)	—
Purchase of short-term investments	—	(273)
Proceeds from sale of short-term investments	9,798	—
Changes in restricted cash	(3,390)	144
Net cash used in investing activities	(27,961)	(15,620)

Financing activities:
Proceeds from (repayments of) short-term borrowings, net	15,096	(9,321)
Proceeds from (repayments of) long-term debt, net	178,289	(5,856)
Payments of deferred financing costs	(2,916)	—
Proceeds from issuance of common stock	1,534	18,417
Repurchase of common stock	(109)	(92)
Deemed dividend in connection with the acquisition of Bruker BioSpin	(385,963)	—
Cash payments to shareholders	(23,416)	(37,641)
Net cash used in financing activities	(217,485)	(34,493)
Effect of exchange rate changes on cash and cash equivalents	20,374	3,828
Net change in cash and cash equivalents	(206,969)	(29,652)
Cash and cash equivalents at beginning of period	332,368	311,240
Cash and cash equivalents at end of period	$125,399	$281,588

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

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

The financial statements represent the consolidated accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements as of and for the three and six months ended June 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial information presented herein does not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of the results expected for the full year.

On February 26, 2008, the Company completed the acquisition of all of the Bruker BioSpin Group (“Bruker BioSpin”). Both the Company and Bruker BioSpin were majority owned by six affiliated stockholders prior to the acquisition. As a result, the acquisition of Bruker BioSpin was considered a combination of companies under common control and has been accounted for at historical carrying values at the date of the acquisition. The consolidated balance sheets, statements of operations, statements of cash flows and notes to the consolidated financial statements for all periods presented herein have been restated by combining the historical consolidated financial statements of the Company and Bruker BioSpin.

Following the acquisition of Bruker BioSpin, management reevaluated the way the Company is managed and the internal reporting structure and, as a result of that evaluation, reports its financial results on the basis of the following two reportable segments:

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

2.  Acquisition of Bruker BioSpin

On February 26, 2008, the Company completed the acquisition of all of Bruker BioSpin in accordance with the terms of various agreements dated as of December 2, 2007. Both the Company and Bruker BioSpin were majority owned by six affiliated stockholders prior to the acquisition. As a result, the acquisition of Bruker BioSpin by the Company was considered a combination of companies under common control and has been accounted for at historical carrying values at the date of the acquisition. Historical consolidated balance sheets, statements of operations, statements of cash flows and notes to the consolidated financial statements have been restated by combining the historical consolidated financial statements of Bruker Corporation with those of Bruker BioSpin. In addition, because the transaction is accounted for a combination of companies under common control, all one-time transaction costs have been expensed as incurred. With the addition of Bruker BioSpin, the Company enhanced its position as a leading supplier for life science and materials research, its distribution in the Americas, Europe and Asia, and its sales and service infrastructure.

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

Under the stock purchase agreements, $98.8 million of the purchase price was paid into escrow accounts pending the resolution of indemnification obligations and working capital obligations of the sellers. The unused portion of the $92.0 million indemnity escrow will be released to the sellers at the later of (1) the 30th day following the receipt by the Company of combined audited financial statements of Bruker BioSpin for the fiscal year ended December 31, 2008 or (2) the resolution of any claim for indemnification of which the sellers have received notice prior to the conclusion of the 30 day period described in (1) above. The $6.8 million working capital escrow was released to the sellers in May 2008 following the receipt by the Company of combined audited financial statements of Bruker BioSpin for the fiscal year ended December 31, 2007.

3.  Other Acquisitions

On January 31, 2008, the Company acquired JUWE Laborgeraete GmbH, a privately-held company located in Viersen, Germany. JUWE develops, manufactures and distributes advanced combustion analysis systems for various carbon, hydrogen, nitrogen, oxygen and sulfur elemental applications. JUWE’s products are complementary to the Company’s optical emission spectroscopy products. The results of JUWE have been included in the BioScience segment from the date of acquisition. The aggregate purchase price of JUWE was $2.7 million, of which $1.2 million was paid in cash, $1.1 million was funded by the issuance of an aggregate of 111,000 restricted unregistered shares of the Company’s common stock, par value $0.01 per share, to JUWE’s shareholders and $0.4 million of net liabilities assumed by the Company. The Company recorded $2.2 million of goodwill in connection with the acquisition of JUWE and assigned the goodwill to the BioScience segment. Proforma financial information reflecting the acquisition of JUWE has not been presented because the impact on revenues, net income and net income per common share would not have been material.

4.  Provision for Income Taxes

The income tax provision for the three months ended June 30, 2008 was $10.2 million compared to an income tax provision of $6.3 million for the three months ended June 30, 2007, representing effective tax rates of 31.9% and 26.2%, respectively. The income tax provision for the six months ended June 30, 2008 was $14.5 million compared to an income tax provision of $12.3 million for the six months ended June 30, 2007, representing effective tax rates of 40.5% and 27.7%, respectively.

The Company’s effective tax rate reflects the tax provision for non-U.S. entities only, since no benefit was recognized for cumulative losses incurred in the U.S. A full valuation allowance will be maintained for U.S. net operating losses until evidence exists that it is more likely than not that the loss carryforward amounts will be utilized to offset U.S. taxable income. The Company’s tax rate may change over time as the amount or mix of income and taxes outside the U.S. changes. The effective tax rate is calculated using projected annual pre-tax income or loss and is affected by research and development tax credits, the expected level of other tax benefits, the impact of changes to the valuation allowance, and changes in the mix of the Company’s pre-tax income and losses among jurisdictions with varying statutory tax rates and credits.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48,

Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109 (“FIN No. 48”). Among other things, FIN No. 48 provides guidance to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold which income tax positions must achieve before being recognized in the financial statements. In connection with the adoption of FIN No. 48, the Company recorded a net reduction to retained earnings of $2.0 million as of January 1, 2007. The Company has unrecognized tax benefits of approximately $19.4 million as of June 30, 2008, of which $8.8 million, if recognized, would result in a reduction of the Company’s effective tax rate.  One of the Company’s Swiss entities is currently being audited and the audit is expected to be completed during the second half of 2008. The audit covers tax years 2003-2006 and the Company cannot reasonably estimate the outcome of this audit. As of June 30, 2008, the Company does not expect any material changes, except for the Swiss tax audit mentioned previously, to unrecognized tax positions within the next twelve months.

The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes. As of June 30, 2008, approximately $2.4 million of accrued interest and penalties related to uncertain tax positions was included in other current liabilities on the consolidated balance sheet, of which $0.2 million and $0.6 million was recorded during the three and six months ended June 30, 2008.

The tax years 2003 to 2007 are open tax years in the Company’s major taxing jurisdictions. The Company files returns in many foreign and state jurisdictions with varying statutes of limitations.

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

As of June 30, 2008, the Company’s primary types of share-based compensation were in the form of issuances of stock options and restricted stock. The Company recorded stock-based compensation expense for the three and six months ended June 30, 2008 and 2007, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Stock options	$973	$241	$1,501	$474
Restricted stock	142	162	285	323
Total stock-based compensation, pre-tax	1,115	403	1,786	797
Tax benefit	(167)	(113)	(355)	(223)
Total stock-based compensation, net of tax	$948	$290	$1,431	$574

Restricted shares of the Company’s common stock are periodically awarded to executive officers and certain key employees of the Company subject to a service restriction which expires ratably over a period of three to five years. The restricted shares of common stock may not be sold or transferred during the restriction period. Stock compensation for restricted stock is recorded based on the stock price on the grant date and charged to expense ratably through the restriction period. The following table summarizes information about restricted stock activity during the six months ended June 30, 2008:

		Weighted
	Shares	Average
	Subject to	Grant Date
	Restriction	Fair Value
Outstanding at December 31, 2007	569,402	$5.74
Granted	—	—
Vested	(31,370)	5.70
Forfeited	(5,670)	6.56
Outstanding at June 30, 2008	532,362	$5.68

Unrecognized pretax expense of $1.9 million related to restricted stock awards is expected to be recognized over the weighted average remaining service period of 2.9 years for awards outstanding at June 30, 2008.

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

	2008	2007
Risk-free interest rate	2.71% - 3.95%	3.48% - 5.21%
Expected life	6.5 years	6.5 years
Volatility	72.0%	82.0%
Expected dividend yield	0%	0%

All stock options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Stock option activity for the six months ended June 30, 2008 was as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Shares	Option	Remaining	Intrinsic
	Subject to	Price Per	Contractual	Value
	Options	Share	Term (in years)	($’s in 000’s)
Outstanding at December 31, 2007	4,423,712	$6.87
Granted	1,621,500	12.09
Exercised	(272,096)	5.22
Forfeited	(106,298)	9.18
Outstanding at June 30, 2008	5,666,818	$8.39	4.7	$26,107
Exercisable at June 30, 2008	2,341,186	$6.75	3.8	$15,081

The following table summarizes information about stock options outstanding and exercisable at June 30, 2008:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted	Weighted
		Average	Average	Aggregate		Average	Average	Aggregate
		Remaining	Option	Intrinsic		Remaining	Option	Intrinsic
Range of	Number	Contractual	Price Per	Value	Number	Contractual	Price Per	Value
Exercise Prices	Outstanding	Term (in years)	Share	($’s in 000’s)	Exercisable	Term (in years)	Share	($’s in 000’s)
$ 2.12 to $4.00	619,340	3.3	$3.18	$5,988	561,140	3.2	$3.05	$5,428
$ 4.01 to $6.00	1,355,804	4.0	5.14	10,452	887,139	4.0	5.07	6,904
$ 6.01 to $10.00	1,532,280	6.6	7.68	7,918	396,471	5.6	6.89	2,363
$ 10.01 to $13.00	1,759,894	7.6	11.86	1,749	204,436	3.9	10.96	386
$ 13.01 and above	399,500	2.9	14.98	—	292,000	2.8	15.62	—
	5,666,818	4.7	$8.39	$26,107	2,341,186		$6.75	$15,081

The intrinsic values above are based on the Company’s closing stock price of $12.85 on June 30, 2008. The weighted-average grant-date fair value of options granted during the six months ended June 30, 2008 was $12.09. Unrecognized pretax expense of $20.4 million related to stock options is expected to be recognized over the weighted average remaining service period of 3.8 years for awards outstanding at June 30, 2008.

6. Fair Value of Financial Instruments

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 157 as of January 1, 2008. As permitted by FASB Staff Position (“FSP”) No. SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP No. SFAS 157-2”), the Company elected to defer the adoption of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis until January 1, 2009. There was no cumulative effect of adoption related to SFAS No. 157 and the adoption did not have an impact on the Company’s financial position, results of operations, or cash flows. The Company is studying SFAS No. 157 with respect to non-financial assets and non-financial liabilities falling under the scope of FSP No. SFAS 157-2 and has not yet determined the expected impact on the Company’s financial position, results of operations, or cash flows.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company measures the following financial assets at fair value on a recurring basis. The fair value of these financial assets was determined using the following inputs at June 30, 2008 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

Cash and cash equivalents	$125,399	$125,399	$—	$—
Short term investments and restricted cash	6,391	6,391	—	—
Interest rate swaps	875	—	875	—
Total assets recorded at fair value	$132,665	$131,790	$875	$—

Liabilities:

Interest rate swaps	$77	$—	$77	$—
Total liabilities recorded at fair value	$77	$—	$77	$—

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

7.  Inventories

Inventories consisted of the following as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30,	December 31,
	2008	2007

Raw materials	$132,222	$116,883
Work-in process	170,707	137,959
Demonstration units	40,552	37,195
Finished goods	144,022	155,651

Total inventories	$487,503	$447,688

8.  Goodwill and Other Intangible Assets

The following is a summary of other intangible assets subject to amortization as of June 30, 2008 and December 31, 2007 (in thousands):

		June 30, 2008			December 31, 2007
	Useful	Gross		Net	Gross		Net
	Lives	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	in Years	Amount	Amortization	Amount	Amount	Amortization	Amount
Existing technology and related patents	3 to 10	$14,582	$(9,153)	$5,429	$13,292	$(7,937)	$5,355
Customer relationships	5	1,115	(573)	542	1,115	(477)	638
Trade names	5 to 10	439	(206)	233	439	(176)	263
Total amortizable intangible assets		$16,136	$(9,932)	$6,204	$14,846	$(8,590)	$6,256

For the three months ended June 30, 2008 and 2007, the Company recorded amortization expense of $0.3 million and $0.7 million, respectively, related to other amortizable intangible assets. For the six months ended June 30, 2008 and 2007, the Company recorded amortization expense of $1.3 million and $1.4 million, respectively, related to other amortizable intangible assets.

The estimated future amortization expense related to other amortizable intangible assets is as follows (in thousands):

For the year ending December 31,
2008 (a)	$828
2009	1,734
2010	1,470
2011	920
2012	386
Thereafter	866

Total	$6,204

(a) Amount represents estimated amortization expense for the remaining six months ended December 31, 2008.

The carrying amount of goodwill was $43.0 million and $40.8 million as of June 30, 2008 and December 31, 2007, respectively, and is included in the BioScience segment. The Company performs its annual test for indications of impairment as of December 31st each year. The Company completed its annual test for impairment as of December 31, 2007 and determined that goodwill was not impaired at that time. The Company has not identified any indicators of impairment as of June 30, 2008.

9.  Warranty Costs

The Company typically provides a one to two year parts and labor warranty with the purchase of equipment. The anticipated cost for this warranty is accrued upon recognition of the sale and is included as a current liability on the balance sheet. The Company also offers to its customers warranty and service agreements extending beyond the initial year of warranty for a fee. These fees are recorded as deferred revenue and amortized into income over the life of the extended warranty contract.

Changes in the Company’s accrued warranty liability during the six months ended June 30, 2008 were as follows (in thousands):

Warranty accrual at December 31, 2007	$27,181
Accruals for warranties issued during the period	15,392
Settlements of warranty claims	(16,035)
Foreign currency impact	2,520

Warranty accrual at June 30, 2008	$29,058

10.  Debt

In connection with the acquisition of Bruker BioSpin, the Company entered into a credit agreement with a syndication of lenders, which is referred to as the Credit Agreement, and provides for a revolving credit line with a maximum commitment of $230.0 million and a term facility of $150.0 million. The outstanding principal under the term loan is payable in quarterly installments through December 2012. Borrowings under the Credit Agreement bear interest, at the Company’s option, at either (i) the higher of the prime rate or the federal funds rate plus 0.50%, or (ii) adjusted LIBOR, plus margins ranging from 0.40% to 1.25% and a facility fee ranging from 0.10% to 0.20%. As of June 30, 2008, the weighted average interest rate of borrowings under the Credit Agreement was approximately 4.0%.

Borrowings under the Credit Agreement are secured by the pledge to the banks of 100% of the capital stock of each of the Company’s wholly-owned domestic subsidiaries and 65% of the capital stock of certain of the Company’s direct or indirect wholly-owned foreign subsidiaries. The Credit Agreement also requires the Company to maintain certain financial ratios related to leverage and interest coverage as defined in the Credit Agreement. In addition to the financial ratios, the Credit Agreement restricts, among other things, the Company’s ability to do the following: make certain payments; incur additional debt; incur certain liens; make certain investments, including derivative agreements; merge, consolidate, sell or transfer all or substantially all of the Company’s assets; and enter into certain transactions with affiliates.

At June 30, 2008, the Company had outstanding debt totaling $242.2 million consisting of $194.3 million outstanding under the Credit Agreement, $33.6 million outstanding under other long-term debt arrangements, $11.2 million outstanding under revolving lines of credit and $3.1 million under capital lease obligations. At December 31, 2007, the Company had outstanding debt totaling $44.2 million consisting of $28.0 million outstanding under other long-term debt arrangements, $13.2 million outstanding under other revolving lines of credit and $3.0 million under capital lease obligations.

Amounts outstanding under other long-term debt arrangements include both collateralized and uncollateralized arrangements with various financial institutions in France, Germany, Japan and a government agency in the United States. The Company’s long-term debt arrangements also consist of fixed and variable interest rates ranging from 1.8% to 8.0% at June 30, 2008 and December 31, 2007. In connection with certain of these agreements the Company is required to maintain certain financial ratios as defined in the agreements. At June 30, 2008, the Company was not in compliance with one of the covenants required by its arrangement with a government agency in the United States. The failure to meet this covenant did not trigger any cross-default provisions in other borrowing arrangements, including the Credit Agreement. On July 28, 2008, the Company received a limited waiver from the holder of this debt for the quarterly period ended June 30, 2008 and agreement from the holder of the debt to modify the covenant for the remainder of 2008.

The Company’s revolving lines of credit are with various financial institutions in Germany, Switzerland, Japan and France and have aggregate maximum borrowing amounts of approximately $90.0 million and $145.5 million at June 30, 2008 and December 31, 2007, respectively. Effective February 26, 2008, the Company terminated a $75.0 million line of credit in the United States and replaced it with the revolving credit available under the Credit Agreement. With consideration to outstanding letters of credit, the Company had availability of approximately $65.5 million and $119.0 million under other revolving lines of credit at June 30, 2008 and December 31, 2007, respectively. The Company’s revolving lines of credit are generally uncollateralized and bear interest at variable rates ranging from 1.5% to 9.8% at June 30, 2008 and December 31, 2007.

11.  Derivative Instruments and Hedging Activities

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS No. 133”), as amended. In April 2008, the Company entered into an interest rate swap arrangement to manage its exposure to interest rate movements and the related effect on its variable rate debt. Under this interest rate swap arrangement, the Company will pay a fixed rate of 3.8% and receive a variable rate based on three month LIBOR. The initial notional amount of this interest rate swap is $90.0 million and will amortize in proportion to the term debt component of the Credit Agreement through December 2012. At June 30, 2008, the notional amount of this interest rate swap was $88.9 million. The Company has concluded that this swap has met the criteria to qualify as an effective hedge of the variability of cash flows of the interest payments and will account for the hedge as a cash flow hedge under SFAS No. 133. Accordingly, the Company has reflected all changes in the fair value of this interest rate swap in accumulated other comprehensive income, a component of shareholders’ equity. As of June 30, 2008, the Company has recorded a gain of $0.2 million, net of tax, related to the fair value of the interest rate swap.

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

The net periodic pension benefit cost includes the following components during the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Components of net periodic benefit cost
Service cost	$1,159	$932	$2,095	$1,761
Interest cost	1,168	749	2,121	1,497
Expected return on plan assets	(1,034)	(705)	(2,034)	(1,417)
Amortization and actuarial gains and losses	(6)	—	(8)	—

Net periodic benefit cost	$1,287	$976	$2,174	$1,841

The Company made contributions of $1.3 million to its defined benefit plans during the six months ended June 30, 2008 and estimates contributions of $1.1 million during the remainder of 2008.

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

The following table sets forth the computation of basic and diluted average shares outstanding for the three and six months ended June 30, 2008 and 2007 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income, as reported	$21,686	$17,657	$21,001	$32,007

Weighted average shares outstanding:
Weighted average shares outstanding - basic	162,440	161,728	162,371	161,050
Effect of dilutive securities:
Stock options and restricted stock	2,998	2,615	2,937	2,681
Weighted average shares outstanding - diluted	165,438	164,343	165,308	163,731

Net income per share - basic and diluted	$0.13	$0.11	$0.13	$0.20

Stock options to purchase approximately 360,000 shares and 530,000 shares were excluded from the computation of diluted earnings per share in the three months ended June 30, 2008 and 2007 respectively, and approximately 330,000 shares and 530,000 shares were excluded from the computation of diluted earnings per share in the six months ended June 30, 2008 and 2007, respectively, because the exercise price of the stock options exceeded the average market price of the Company’s common stock and, as a result, would have had an anti-dilutive effect.

14. Interest and Other Income (Expense), Net

The components of interest and other income (expense), net, were as follows for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest income	$1,930	$2,620	$3,617	$4,488
Interest expense	(3,817)	(830)	(5,676)	(1,450)
Exchange gains (losses) on foreign currency transactions	3,263	1,164	(8,956)	453
Other	2,151	(740)	2,353	(527)
Interest and other income (expense), net	$3,527	$2,214	$(8,662)	$2,964

15. Comprehensive Income

Comprehensive income refers to revenues, expenses, gains and losses that under GAAP are included in other comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to shareholders’ equity, net of tax. The following is a summary of comprehensive income for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$21,686	$17,657	$21,001	$32,007
Foreign currency translation adjustments	(3,841)	2,360	35,182	7,426
Unrealized gains on interest rate swap	222	—	222	—
Unrealized gains (losses) on available for sales securities:
Unrealized holding gains (losses) arising during the period	(234)	53	(71)	698
Less reclassification adjustments for gains included in the determination of net income	(1,335)	—	(1,335)	—
Pension liability adjustments	115	69	(393)	21
Total comprehensive income	$16,613	$20,139	$54,606	$40,152

16. Commitments and Contingencies

Lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. The Company believes the outcome of these proceedings, if any, will not have a material impact on the Company’s financial position or results of operations.

17. Letters of Credit and Guarantees

As of June 30, 2008 and December 31, 2007, the Company had letters of credit and bank guarantees of $55.8 million and $67.7 million, respectively, for its customer advances. Certain of these letters of credit and bank guarantees affect the availability of the Company’s lines of credit.

18. Business Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments in annual financial statements of public business enterprises. It also establishes standards for related disclosures about products and service, geographic areas and major customers. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker for the purpose of allocating resources and assessing performance.

In February 2008, the Company completed its acquisition of Bruker BioSpin and, as a result, management reevaluated the way the Company is managed and its internal reporting structure. The Company determined that it had four operating segments, representing each of its four divisions; Bruker AXS, Bruker Daltonics, Bruker Optics and

Bruker BioSpin. Bruker AXS is in the business of manufacturing and distributing advanced X-ray and OES-spark instrumentation used in non-destructive molecular and elemental analysis. Bruker Daltonics is in the business of manufacturing and distributing mass spectrometry instruments that can be integrated and used along with other analytical instruments. Bruker Optics is in the business of manufacturing and distributing research, analytical and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy technologies. Bruker BioSpin is in the business of manufacturing and distributing enabling life science tools based on magnetic resonance technology, as well as the development and manufacturing of low temperature superconductor and high temperature superconductor wires for use in advanced magnet technology and energy applications.

The Company has combined the Bruker AXS, Bruker Daltonics and Bruker Optics operating segments into the BioScience reporting segment because each has similar economic characteristics, product processes and services, types and classes of customers, methods of distribution and regulatory environments. All historical segment numbers have been restated to conform to this change in reportable segments.

Selected business segment information for the three and six months ended June 30, 2008 and 2007 is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenue:
BioScience	$160,593	$124,203	$303,222	$236,956
BioSpin	163,770	125,764	275,888	233,411
Corporate, eliminations and other (a)	(12,898)	(11,625)	(29,209)	(24,489)
Total	$311,465	$238,342	$549,901	$445,878

Operating income:
BioScience	$6,727	$8,124	$18,476	$17,067
BioSpin	26,471	15,965	36,532	31,196
Corporate, eliminations and other (a)	(4,763)	(2,302)	(10,639)	(6,767)
Total	$28,435	$21,787	$44,369	$41,496

(a)	Represents revenue transactions between segments which are eliminated in consolidation and corporate costs not allocated to the reportable segments.

Total assets by segment as of June 30, 2008 and December 31, 2007 are as follows (in thousands):

	June 30,	December 31,
	2008	2007
BioScience	$650,009	$584,902
BioSpin	912,389	782,627
Corporate	383,733	314,988
Eliminations	(774,689)	(370,886)
Total	$1,171,442	$1,311,631

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and, thereby, improves the transparency of financial reporting. SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 161 will have on its financial position, results of operations and cash flows.

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

•                  Results of operations. This section provides our analysis of the significant line items on our consolidated statement of operations for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007.

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

On February 26, 2008, the Company completed its acquisition of Bruker BioSpin. Both the Company and Bruker BioSpin were majority owned by six affiliated stockholders prior to the acquisition. As a result, the acquisition of Bruker BioSpin by the Company is considered a combination of companies under common control, and has been accounted for at historical carrying values. Historical consolidated balance sheets, statements of operations, statements of cash flows and notes to the consolidated financial statements have been restated by combining the historical consolidated financial statements of Bruker Corporation with those of Bruker BioSpin. In addition, because the transaction is accounted for as an acquisition of businesses under common control, all one-time transaction costs have been expensed as incurred.

With the addition of Bruker BioSpin, we enhanced our position as a leading supplier of life science and materials research systems. The technologies of Bruker BioSpin are particularly complementary to our accurate-mass electrospray time-of-flight mass spectrometers and our single-crystal diffraction X-ray spectrometers and are expected to create revenue synergies and provide opportunities to supply customers with equipment packages that have a broader range of applications and value. We believe the addition of Bruker BioSpin will also enhance our distribution in the Americas, Europe and Asia and our sales and service infrastructure, all of which should provide us with revenue growth opportunities and accelerate our drive to improve our margins, net income and operating cash flows.

Following the acquisition of Bruker BioSpin, management reevaluated the way the Company is managed and the internal reporting structure and, as a result of that evaluation, determined that it has four operating segments, representing each of its four divisions; Bruker AXS, Bruker Daltonics, Bruker Optics and Bruker BioSpin. Bruker AXS is in the business of manufacturing and distributing advanced X-ray and OES-spark instrumentation used in non-destructive molecular and elemental analysis. Bruker Daltonics is in the business of manufacturing and distributing mass spectrometry instruments that can be integrated and used along with other analytical instruments. Bruker Optics is in the business of manufacturing and distributing research, analytical and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy technologies. Bruker BioSpin is in the business of manufacturing and distributing enabling life science tools based on magnetic resonance technology, as well as the development and manufacturing of low temperature superconductor and high temperature superconductor wires for use in advanced magnet technology and energy applications.

We have combined the Bruker AXS, Bruker Daltonics and Bruker Optics operating segments into the BioScience reporting segment because each has similar economic characteristics, product processes and services, types and classes of customers, methods of distribution and regulatory environments. Management reports its results based on the following reportable segments:

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

Financial Overview

For the three months ended June 30, 2008, our revenue increased by $73.1 million, or 30.7%, to $311.5 million, compared to $238.3 million for the comparable period in 2007. Included in this change in revenue is approximately

$26.9 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue increased by $46.2 million, or 19.4%. The increase in revenue, excluding the effect of foreign exchange, is attributable to increases in system and aftermarket revenues in the BioScience segment and system and wire revenues in the BioSpin segment.

For the six months ended June 30, 2008, our revenue increased by $104.0 million, or 23.3%, to $549.9 million, compared to $445.9 million for the comparable period in 2007. Included in this change in revenue is approximately $47.5 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue increased by $56.5 million, or 12.7%. The increase in revenue, excluding the effect of foreign exchange, is attributable to increases in system and aftermarket revenues in the BioScience segment and system and wire revenues in the BioSpin segment.

Income from operations for the three months ended June 30, 2008 was $28.4 million, resulting in an operating margin of 9.1%, compared to income from operations of $21.8 million, resulting in an operating margin of 9.1%, for the comparable period of 2007. The increase in income from operations was driven by the increase in revenue described above offset, in part, by lower gross profit margins and increases in operating expenses. The decrease in gross profit margins and increase in costs is, in part, attributable to changes in foreign currency exchange rates, primarily the Euro, as a majority of our production and research and development is performed in Europe. However, increases in headcount, material costs and other operating expenses also contributed to the increase in expenses for the three months ended June 30, 2008.

Income from operations for the six months ended June 30, 2008 was $44.4 million, resulting in an operating margin of 8.1%, compared to income from operations of $41.5 million, resulting in an operating margin of 9.3%, for the comparable period of 2007. Income from operations for the six months ended June 30, 2008 includes $6.2 million of charges related to the acquisition of Bruker BioSpin. The increase in income from operations was driven by the increase in revenue described above offset, in part, by increases in operating expenses. The increase in costs is, in part, attributable to changes in foreign currency exchange rates, primarily the Euro, as a majority of our production and research and development is performed in Europe. However, increases in headcount, material costs and other operating expenses also contributed to the increase in expenses for the six months ended June 30, 2008. In the second half of 2008 we intend to refocus efforts on gross margin improvement programs and implement various cost saving programs, including a partial hiring freeze, with the goal of improving operating margins.

During the six months ended June 30, 2008, we recorded net losses on foreign currency transactions of $(9.0) million compared to net gains of $0.5 million for the comparable period of 2007. Foreign exchange losses of $12.2 million were incurred in the first three months of 2008 and were driven by the re-measurement of certain foreign currency denominated assets, principally cash, inter-company receivables and a short-term inter-company loan into the functional currency of the affected entities. The losses in the first quarter of 2008 resulted from the continued weakening of the U.S. Dollar and the Euro by approximately 11% and 3%, respectively, during the five weeks between the closing of the Bruker BioSpin acquisition and the end of the first quarter of 2008. In the second quarter of 2008 we recorded gains on foreign currency transactions of $3.2 million that were the result of more timely settlement of inter-company balances and a reduction of certain foreign currency denominated assets, principally cash. We believe that the actions we took in the second quarter of 2008 will reduce the impact that foreign currency gains and losses will have on our results in the second half of 2008.

We incurred approximately $4.5 million of interest expense on acquisition-related debt during the six months ended June 30, 2008, of which approximately $3.1 million was incurred in the second quarter of 2008. There was no acquisition-related debt outstanding during three and six months ended June 30, 2007. In an effort to reduce interest expense in future periods, we repaid approximately $158.4 million of acquisition-related debt in April and May 2008. Additionally, in April 2008, we entered into an interest rate swap with an initial notional amount of $90.0 million that will hedge a portion of our $150.0 million variable-rate term loan and fix the interest rate on the hedged portion of the debt at a rate of 3.8%.

Our net income for the three months ended June 30, 2008, was $21.7 million, or $0.13 per diluted share, compared to net income of $17.7 million, or $0.11 per diluted share, for the comparable period of 2007.

Our net income for the six months ended June 30, 2008, was $21.0 million, or $0.13 per diluted share, compared to net income of $32.0 million, or $0.20 per diluted share, for the comparable period of 2007.

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

Inventories. Inventories are stated at the lower of cost or market, with costs determined by the first-in, first-out method for a majority of subsidiaries and by average cost for one international location. We maintain an allowance for excess and obsolete inventory to reflect the expected non-saleable or non-refundable inventory based on an evaluation of slow moving products. If ultimate usage or demand varies significantly from expected usage or demand, additional write-downs may be required, resulting in a charge to operations.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

Consolidated Results

The following table presents our results for the three months ended June 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended
	June 30,
	2008	2007
	(In thousands, except per share data)
Product revenue	$278,849	$210,177
Service revenue	31,733	27,570
Other revenue	883	595
Total revenue	311,465	238,342

Cost of product revenue	161,931	120,810
Cost of service revenue	20,896	17,617
Total cost of revenue	182,827	138,427
Gross profit	128,638	99,915

Operating expenses:
Sales and marketing	46,151	37,029
General and administrative	17,178	13,442
Research and development	36,514	27,657
Acquisition related charges	360	—
Total operating expenses	100,203	78,128
Operating income	28,435	21,787

Interest and other income (expense), net	3,527	2,214
Income before income tax provision and minority interest in consolidated subsidiaries	31,962	24,001

Income tax provision	10,196	6,284
Income before minority interest in consolidated subsidiaries	21,766	17,717
Minority interest in consolidated subsidiaries	80	60
Net income	$21,686	$17,657
Net income per common share - basic and diluted	$0.13	$0.11
Weighted average common shares outstanding:
Basic	162,440	161,728
Diluted	165,438	164,343

Revenue

Our revenue increased by $73.1 million, or 30.7%, to $311.5 million for the three months ended June 30, 2008, compared to $238.3 million for the comparable period in 2007. Included in this change in revenue is approximately $26.9 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue increased by 19.4%. The increase in revenue, excluding the effect of foreign exchange, is attributable to increases in system and aftermarket revenues in the BioScience segment and system and wire revenues in the BioSpin segment.

Cost of Revenue

Our cost of product and service revenue for the three months ended June 30, 2008, was $182.8 million, resulting in a gross profit margin of 41.3%, compared to cost of product and service revenue of $138.4 million, resulting in a gross profit margin of 41.9% for the comparable period of 2007. Cost of revenue for the three months ended June 30, 2008 and 2007 includes charges of approximately $2.1 million and $1.5 million, respectively, to write down certain inventories to the lower of cost or market. The decrease in gross profit margins is attributable primarily to changes in foreign currency exchange rates, primarily the Euro, as a majority of our production is performed in Europe. Additionally, the mix of products sold and pricing pressure in certain markets and certain product lines contributed to the decrease in gross profit margins.

Sales and Marketing

Our sales and marketing expense for the three months ended June 30, 2008 increased to $46.2 million, or 14.9% of product and service revenue, from $37.0 million, or 15.6% of product and service revenue, for the comparable period of 2007. The increase in sales and marketing expense is attributable to higher commissions and other selling expenses associated with the increase in revenue. Additionally, increases in headcount resulting from our continued investment in direct sales, inside sales, product specialists and application resources have contributed to an increase in sales and marketing expense.

General and Administrative

Our general and administrative expense for the three months ended June 30, 2008 increased to $17.2 million, or 5.5% of product and service revenue, from $13.4 million, or 5.7% of product and service revenue, for the comparable period of 2007. The increase is attributable to additional headcount, primarily in the BioSpin segment, and was related to Bruker BioSpin becoming part of a publicly-traded company.

Research and Development

Our research and development expense for the three months ended June 30, 2008 increased to $36.5 million, or 11.8% of product and service revenue, from $27.7 million, or 11.6% of product and service revenue, for the comparable period of 2007. The increase in research and development expenses is attributable primarily to changes in foreign currency exchange rates, primarily the Euro, as a majority of our research and development is performed in Europe. We also incurred higher material costs associated with new product development.

Acquisition-Related Charges

On December 3, 2007, we announced that we had entered into a definitive agreement to acquire all of the stock of Bruker BioSpin. The acquisition of Bruker BioSpin was approved by our shareholders on February 25, 2008 and was completed on February 26, 2008. The acquisition represented a combination of companies under common control due to a majority of ownership of both Bruker Corporation and Bruker BioSpin by the same individuals and, as a result, transaction costs are expensed as incurred. During the three months ended June 30, 2008, the Company incurred and expensed acquisition-related charges totaling $0.4 million, which consisted primarily of legal fees.

Interest and Other Income (Expense), Net

Interest and other income (expense), net during the three months ended June 30, 2008, was $3.5 million, compared to $2.2 million during the three months ended June 30, 2007.

During the three months ended June 30, 2008, the major component within interest and other income (expense), net, was gains on foreign currency transactions of $3.3 million. These gains offset some of the foreign exchange losses recorded in the first quarter of 2007 and were partially the result of more timely settlement of inter-company balances and a reduction of foreign currency denominated assets, principally cash.

During the three months ended June 30, 2007, the major components within interest and other income (expense), net, were net interest income of $1.8 million and gains on foreign currency transactions of $1.2 million.

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

The income tax provision for the three months ended June 30, 2008, was $10.2 million compared to an income tax provision of $6.3 million for the three months ended June 30, 2007, representing effective tax rates of 31.9% and 26.2%, respectively.

Minority Interest in Consolidated Subsidiaries

Minority interest in consolidated subsidiaries for the three months ended June 30, 2008 and 2007 was $0.1 million. The minority interest in subsidiaries represents the minority shareholders’ proportionate share of net income of those subsidiaries for the three months ended June 30, 2008 and 2007. The minority interest relates to our two majority-owned indirect subsidiaries, InCoaTec GmbH and Bruker Baltic Ltd.

Net Income

Our net income for the three months ended June 30, 2008, was $21.7 million, or $0.13 per diluted share, compared to net income of $17.7 million, or $0.11 per diluted share, for the comparable period of 2007.

Segment Results

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment for the three months ended June 30, 2008 and 2007 (dollars in thousands):

				Percentage
	2008	2007	$ Change	Change
BioScience	$160,593	$124,203	36,390	29.3%
BioSpin	163,770	125,764	38,006	30.2%
Eliminations (a)	(12,898)	(11,625)	(1,273)

Total Revenue	$311,465	$238,342	73,123	30.7%

(a) Represents product and service revenue between reportable segments.

BioScience Segment Revenues

BioScience segment revenue increased by $36.4 million, or 29.3%, to $160.6 million for the three months ended June 30, 2008, compared to $124.2 million for the comparable period in 2007. Included in this change in revenue is approximately $11.5 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue increased by 20.0%. The increase in revenue, excluding the effect of foreign exchange, is attributable to increases in system revenues across several of the product lines, in particular X-ray systems, molecular spectroscopy systems and chemical detections systems, as well as higher aftermarket revenue. Revenue in the three months ended June 30, 2007 includes $2.6 million of molecular spectroscopy revenue that was recognized from our order with the Chinese State Food and Drug Administration. The order from the Chinese State Food and Drug Administration was completed during 2007 and we did not recognize any system revenue from this order during the three months ended June 30, 2008.

System revenue, other system revenue and aftermarket revenue as a percentage of total BioScience segment revenue were as follows during the three months ended June 30, 2008 and 2007 (dollars in thousands):

	2008		2007
		Percentage of		Percentage of
	Revenue	Segment Revenue	Revenue	Segment Revenue
System Revenue	$117,720	73.3%	$93,564	75.3%
Other System Revenue	12,487	7.8%	9,223	7.4%
Aftermarket Revenue	30,386	18.9%	21,416	17.3%

Total Revenue	$160,593	100.0%	$124,203	100.0%

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

BioSpin Segment Revenues

BioSpin segment revenue increased by $38.0 million, or 30.2%, to $163.8 million for the three months ended June 30, 2008, compared to $125.8 million for the comparable period in 2007. Included in this change in revenue is approximately $15.4 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue increased by 18.0%. The increase in revenue, excluding the effect of foreign exchange, is attributable to increases in magnetic resonance system revenues, offset partially by lower aftermarket revenue.

System and wire revenue, other system revenue and aftermarket revenue as a percentage of total BioSpin segment revenue were as follows during the three months ended June 30, 2008 and 2007 (dollars in thousands):

	2008		2007
		Percentage of		Percentage of
	Revenue	Segment Revenue	Revenue	Segment Revenue
System and Wire Revenue	$134,227	82.0%	$94,653	75.3%
Other System Revenue	7,135	4.3%	2,534	2.0%
Aftermarket Revenue	22,408	13.7%	28,577	22.7%

Total Revenue	$163,770	100.0%	$125,764	100.0%

System and wire revenues in the BioSpin segment include nuclear magnetic resonance systems, magnetic resonance imaging systems, electron paramagnetic resonance systems, Minispec systems, power supplies and our LTS and HTS wire business. Other system revenues in the BioSpin segment relate primarily to the distribution of products not manufactured by the BioSpin segment. Aftermarket revenues in the BioSpin segment include accessory sales, consumables, training and services.

Income from Operations

The following table presents income from operations and operating margins on revenue by reportable segment for the three months ended June 30, 2008 and 2007 (dollars in thousands):

	2008		2007
	Operating	Operating	Operating	Operating
	Income	Margin	Income	Margin
BioScience	$6,727	4.2%	$8,124	6.5%
BioSpin	26,471	16.2%	15,965	12.7%
Corporate, Eliminations and Other (a)	(4,763)		(2,302)

Total Operating Income	$28,435	9.1%	$21,787	9.1%

(a) Represents corporate costs not allocated to the reportable segments.

BioScience segment income from operations for the three months ended June 30, 2008, was $6.7 million,

resulting in an operating margin of 4.2%, compared to income from operations of $8.1 million, resulting in an operating margin of 6.5%, for the comparable period of 2007. The decrease in income from operations was driven by lower gross profit margins and increases in operating expenses offset partially by an increase in revenue. The increase in costs is, in part, attributable to changes in foreign currency exchange rates, primarily the Euro, as a majority of our production and research and development is performed in Europe. However, increases in headcount, primarily in sales and marketing, and research and development material costs also contributed to the increase in expenses for the three months ended June 30, 2008.

BioSpin segment income from operations for the three months ended June 30, 2008, was $26.5 million, resulting in an operating margin of 16.2%, compared to income from operations of $16.0 million, resulting in an operating margin of 12.7%, for the comparable period of 2007. The increase in income from operations was attributable primarily to an increase in revenue and higher gross profit margins offset partially by higher operating expenses. The increase in gross profit margins is the result of improved utilization driven by higher revenues. The increase in costs relates primarily to research and development expenses and is associated with changes in foreign currency exchange rates and higher material costs and salaries associated with new product development.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Consolidated Results

The following table presents our results for the six months ended June 30, 2008 and 2007 (dollars in thousands):

	Six Months Ended
	June 30,
	2008	2007
	(In thousands, except per share data)
Product revenue	$485,884	$391,786
Service revenue	61,690	52,757
Other revenue	2,327	1,335
Total revenue	549,901	445,878

Cost of product revenue	266,832	217,459
Cost of service revenue	41,302	33,956
Total cost of revenue	308,134	251,415
Gross profit	241,767	194,463

Operating expenses:
Sales and marketing	89,544	72,491
General and administrative	33,982	26,855
Research and development	67,719	53,621
Acquisition related charges	6,153	—
Total operating expenses	197,398	152,967
Operating income	44,369	41,496

Interest and other income (expense), net	(8,662)	2,964
Income before income tax provision and minority interest in consolidated subsidiaries	35,707	44,460

Income tax provision	14,466	12,307
Income before minority interest in consolidated subsidiaries	21,241	32,153
Minority interest in consolidated subsidiaries	240	146
Net income	$21,001	$32,007
Net income per common share - basic and diluted	$0.13	$0.20
Weighted average common shares outstanding:
Basic	162,371	161,050
Diluted	165,308	163,731

Revenue

Our revenue increased by $104.0 million, or 23.3%, to $549.9 million for the six months ended June 30, 2008, compared to $445.9 million for the comparable period in 2007. Included in this change in revenue is approximately $47.5 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue increased by 12.7%. The increase in revenue, excluding the effect of foreign exchange, is attributable to increases in system and aftermarket revenues in the BioScience segment and system and wire revenues in the BioSpin segment.

Cost of Revenue

Our cost of product and service revenue for the six months ended June 30, 2008, was $308.1 million, resulting in a gross profit margin of 44.0%, compared to cost of product and service revenue of $251.4 million, resulting in a gross profit margin of 43.6% for the comparable period of 2007. The increase in gross profit margins as a percentage of revenue is attributable primarily to product mix and improved utilization resulting from higher revenues. The increase in gross profit margins was partially offset by the continued weakening of the U.S. Dollar coupled with the fact that most of our manufacturing is done in Europe.

Sales and Marketing

Our sales and marketing expense for the six months ended June 30, 2008 increased to $89.5 million, or 16.4% of product and service revenue, from $72.5 million, or 16.3% of product and service revenue, for the comparable period of 2007. The increase in sales and marketing expense is attributable to higher commission expenses associated with the increase in revenue. Additionally, increases in headcount resulting from our continued investment in direct sales, inside sales, product specialists and application resources have contributed to an increase in sales and marketing expense.

General and Administrative

Our general and administrative expense for the six months ended June 30, 2008 increased to $34.0 million, or 6.2% of product and service revenue, from $26.9 million, or 6.0% of product and service revenue, for the comparable period of 2007. The increase is attributable to additional headcount, primarily in the BioSpin segment, and was related to Bruker BioSpin becoming part of a publicly-traded company.

Research and Development

Our research and development expense for the six months ended June 30, 2008 increased to $67.7 million, or 12.4% of product and service revenue, from $53.6 million, or 12.1% of product and service revenue, for the comparable period of 2007. The increase in research and development expenses is attributable primarily to changes in foreign currency exchange rates, primarily the Euro, as a majority of our research and development is performed in Europe. We also incurred higher material costs associated with new product development.

Acquisition Related Charges

On December 3, 2007, we announced that we had entered into a definitive agreement to acquire all of the stock of Bruker BioSpin. The acquisition of Bruker BioSpin was approved by our shareholders on February 25, 2008 and was completed on February 26, 2008. The acquisition represented a business combination of companies under common control due to a majority of ownership of both Bruker Corporation and Bruker BioSpin by the same individuals and, as a result, transaction costs are expensed as incurred. During the six months ended June 30, 2008, the Company incurred and expensed acquisition-related charges totaling $6.2 million, which consisted of investment banking fees, legal fees and accounting fees.

Interest and Other Income (Expense), Net

Interest and other income (expense), net during the six months ended June 30, 2008, was $(8.7) million, compared to $3.0 million during the six months ended June 30, 2007.

During the six months ended June 30, 2008, the major component within interest and other income (expense), net, was losses on foreign currency transactions of $9.0 million. Foreign exchange losses of $12.2 million were incurred in the first three months of 2008 and were driven primarily by the re-measurement of certain foreign currency denominated assets, principally cash, inter-company receivables and a short-term inter-company loan, into the functional currency of the affected entities. The losses resulted from the continued weakening of the U.S. Dollar and the Euro by approximately 11% and 3%, respectively, during the five weeks between the closing of the Bruker BioSpin acquisition and the end of the first quarter of 2008.

During the six months ended June 30, 2007, the major components within interest and other income (expense), net, were net interest income of $3.0 million and gains on foreign currency transactions of $0.5 million.

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

The income tax provision for the six months ended June 30, 2008, was $14.5 million compared to an income tax provision of $12.3 million for the six months ended June 30, 2007, representing effective tax rates of 40.5% and 27.7%, respectively. The effective tax rate for the six months ended June 30, 2008 is a result of the acquisition-related charges and the foreign exchange losses that resulted in only modest tax benefits. The acquisition-related costs did not generate tax significant benefits for us because they were incurred primarily in the U.S. and the foreign exchange losses did not generate tax significant benefits for us because they occurred in foreign locations with relatively low tax rates.

Minority Interest in Consolidated Subsidiaries

Minority interest in consolidated subsidiaries for the six months ended June 30, 2008, was $0.2 million compared to $0.1 million for the comparable period of 2007. The minority interest in subsidiaries represents the minority shareholders’ proportionate share of net income of those subsidiaries for the six months ended June 30, 2008 and 2007. The minority interest relates to our two majority-owned indirect subsidiaries, InCoaTec GmbH and Bruker Baltic Ltd.

Net Income

Our net income for the six months ended June 30, 2008, was $21.0 million, or $0.13 per diluted share, compared to $32.0 million, or $0.20 per diluted share, for the comparable period of 2007.

Segment Results

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment for the six months ended June 30, 2008 and 2007 (dollars in thousands):

				Percentage
	2008	2007	$ Change	Change
BioScience	$303,222	$236,956	$66,266	28.0%
BioSpin	275,888	233,411	42,477	18.2%
Eliminations (a)	(29,209)	(24,489)	(4,720)

Total Revenue	$549,901	$445,878	$104,023	23.3%

(a) Represents product and service revenue between reportable segments.

BioScience Segment Revenues

BioScience segment revenue increased by $66.3 million, or 28.0%, to $303.2 million for the six months ended June 30, 2008, compared to $237.0 million for the comparable period in 2007. Included in this change in revenue is approximately $21.0 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue increased by 19.1%. The increase in revenue, excluding the effect of foreign exchange, is attributable to increases in system revenues across several of the product lines, in particular X-ray systems, molecular spectroscopy systems and chemical detections systems, as well as higher aftermarket revenue. Revenues in the six months ended June 30, 2007 include $4.1 million of molecular spectroscopy revenue that was recognized from our order with the Chinese State Food and Drug Administration. The order from the Chinese State Food and Drug Administration was completed during 2007 and we did not recognize any system revenue from this order during the six months ended June 30, 2008.

System revenue, other system revenue and aftermarket revenue as a percentage of total BioScience segment revenue were as follows during the six months ended June 30, 2008 and 2007 (dollars in thousands):

	2008		2007
		Percentage of		Percentage of
	Revenue	Segment Revenue	Revenue	Segment Revenue
System Revenue	$221,794	73.1%	$174,382	73.6%
Other System Revenue	21,979	7.3%	15,449	6.5%
Aftermarket Revenue	59,449	19.6%	47,125	19.9%

Total Revenue	$303,222	100.0%	$236,956	100.0%

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

BioSpin Segment Revenues

BioSpin segment revenue increased by $42.5 million, or 18.2%, to $275.9 million for the six months ended June 30, 2008, compared to $233.4 million for the comparable period in 2007. Included in this change in revenue is approximately $26.5 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue increased by 6.8%. The increase in revenue, excluding the effect of foreign exchange, is attributable to increases in magnetic resonance system revenues.

System and wire revenue, other system revenue and aftermarket revenue as a percentage of total BioSpin segment revenue were as follows during the six months ended June 30, 2008 and 2007 (dollars in thousands):

	2008		2007
		Percentage of		Percentage of
	Revenue	Segment Revenue	Revenue	Segment Revenue
System and Wire Revenue	$213,045	77.2%	$176,600	75.7%
Other System Revenue	12,135	4.4%	4,434	1.9%
Aftermarket Revenue	50,708	18.4%	52,377	22.4%

Total Revenue	$275,888	100.0%	$233,411	100.0%

System and wire revenues in the BioSpin segment include nuclear magnetic resonance systems, magnetic resonance imaging systems, electron paramagnetic resonance systems, Minispec systems, power supplies and our LTS and HTS wire business. Other system revenues in the BioSpin segment relate primarily to the distribution of products not manufactured by the BioSpin segment. Aftermarket revenues in the BioSpin segment include accessory sales, consumables, training and services.

Income from Operations

The following table presents income from operations and operating margins on revenue by reportable segment for the six months ended June 30, 2008 and 2007 (dollars in thousands):

	2008		2007
	Operating	Operating	Operating	Operating
	Income	Margin	Income	Margin
BioScience	$18,476	6.1%	$17,067	7.2%
BioSpin	36,532	13.2%	31,196	13.4%
Corporate, Eliminations and Other (a)	(10,639)		(6,767)

Total Operating Income	$44,369	8.1%	$41,496	9.3%

(a) Represents corporate costs not allocated to the reportable segments.

BioScience segment income from operations for the six months ended June 30, 2008, was $18.5 million, resulting in an operating margin of 6.1%, compared to income from operations of $17.1 million, resulting in an operating margin of 7.2%, for the comparable period of 2007. The increase in income from operations was driven by an increase in revenues offset partially by lower gross profit margins and increases in operating expenses. The increase in costs is, in part, attributable to changes in foreign currency exchange rates, primarily the Euro, as a majority of our production and research and development is performed in Europe. However, increases in headcount, primarily in sales and marketing, and research and development material costs also contributed to the increase in expenses for the six months ended June 30, 2008.

BioSpin segment income from operations for the six months ended June 30, 2008, was $36.5 million, resulting in an operating margin of 13.2%, compared to income from operations of $31.2 million, resulting in an operating margin of 13.4%, for the comparable period of 2007. The increase in income from operations was attributable primarily to an increase in revenue and higher gross profit margins offset partially by higher operating expenses. The increase in gross profit margins is the result of improved utilization driven by higher revenues. The increase in costs relates primarily to research and development expenses and is associated with changes in foreign currency exchange rates and higher material costs associated with new product development.

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

During the six months ended June 30, 2008, net cash provided by operating activities was $18.1 million compared to net cash provided by operating activities of $16.6 million during the six months ended June 30, 2007. Cash provided by operating activities in the six months ended June 30, 2008 was attributable to the results of operations offset partially by changes in the components of working capital. Cash provided by operating activities in the six months ended June 30, 2007 was also attributable to the results of operations offset partially by changes in the components of working capital.

During the six months ended June 30, 2008, net cash used by investing activities was $(28.0) million, compared to net cash used by investing activities of $(15.6) million during the six months ended June 30, 2007. Cash used by investing activities during the six months ended June 30, 2008 was attributable to $27.1 million of capital expenditures and $7.3 million used for acquisition related costs and acquisitions. These uses were offset partially by $9.8 million of proceeds from the sale of short-term investments. Cash used by investing activities during the six months ended June 30, 2007 was attributable to $13.0 million of capital expenditures and $2.5 million for acquisitions.

During the six months ended June 30, 2008, net cash used by financing activities was $(217.5) million, compared to net cash used by financing activities of $(34.5) million during the six months ended June 30, 2007. Cash used by financing activities during the six months ended June 30, 2008 was attributable to $386.0 million paid to certain shareholders in connection with the acquisition of Bruker BioSpin and $23.4 million of withholding taxes paid by the Company in connection with a dividend declared by Bruker BioSpin prior to the acquisition. These uses were offset, in part, by $193.4 million of net borrowings under long-term and short-term investments.  Cash used by financing activities during the six months ended June 30, 2007 was attributable to a $37.6 million dividend payment to the shareholders of Bruker BioSpin and $15.2 million in net repayments of short-term and long-term debt offset partially by $18.4 million in net proceeds from the offering of common stock.

On February 26, 2008, the Company completed its acquisition of Bruker BioSpin for $914.0 million. The acquisition of Bruker BioSpin was financed with 57,544,872 shares of unregistered common stock valued at $526.0 million based on the trailing 10 day trading average closing price of $9.14 per share as of two days prior to the signing of the transaction agreements, $351.0 million of cash obtained under new credit facilities and the balance with cash on hand. The Credit Agreement with a syndication of lenders provides for a revolving credit line with a maximum commitment of $230.0 million and a term loan facility of $150.0 million. The outstanding principal under the term loan is payable in quarterly installments through December 2012. Borrowings under the Credit Agreement bear interest, at the Company’s option, at either (i) the higher of the prime rate or the federal funds rate plus 0.50%, or (ii) adjusted LIBOR, plus margins ranging from 0.40% to 1.25% and a facility fee ranging from 0.10% to 0.20%. As of June 30, 2008, the weighted-average interest rate of borrowings under the Credit Agreement was approximately 4.0%.

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

At June 30, 2008, we had outstanding debt totaling $242.2 million consisting of $194.3 million outstanding under the Credit Agreement, including $148.1 million drawn on a term loan and $46.2 million under revolving loans, $33.6 million outstanding under other long-term debt arrangements, $11.2 million outstanding under other revolving lines of credit and $3.1 million under capital lease obligations. At December 31, 2007, we had outstanding debt totaling $44.2 million consisting of $28.0 million outstanding under other long-term debt arrangements, $13.2 million outstanding under other revolving lines of credit and $3.0 million under capital lease obligations.

Amounts outstanding under other long-term debt arrangements include both collateralized and uncollateralized arrangements with various financial institutions in Germany, Japan and a government agency in the United States. These debt arrangements consist of fixed and variable interest rates ranging from 1.8% to 8.0% at June 30, 2008. In connection with certain of these agreements, we are required to maintain certain financial ratios as defined in the agreements. At June 30, 2008, we were not in compliance with one of the covenants required by our arrangement with the government agency in the United States. The failure to meet this covenant did not trigger any cross-default provisions in other borrowing arrangements, including the Credit Agreement. On July 28, 2008, we received a limited waiver from the holder of the debt for the quarterly period ended June 30, 2008 and agreement from the holder of the debt to modify the covenant for the remainder of 2008.

Amounts outstanding under other revolving lines of credit are with various financial institutions in Germany, Switzerland, Japan and France and have aggregate maximum borrowing amounts of approximately $90.0 million at June 30, 2008. With consideration to outstanding letters of credit, we had availability of approximately $65.5 million under other revolving lines of credit at June 30, 2008. Our revolving lines of credit are generally uncollateralized and bear interest at variable rates ranging from 1.5% to 9.8% at June 30, 2008. Effective February 26, 2008, we terminated a $75.0 million line of credit in the United States and replaced it with the revolving credit available under the Credit Agreement.

As of June 30, 2008, we have approximately $26.0 million of net operating loss carryforwards available to reduce future U.S. taxable income. These losses have various expiration dates through 2027. The Company also has U.S. tax credits of approximately $11.1 million available to offset future tax liabilities that expire at various dates. These credits include foreign tax credits of $8.0 million expiring in various years through 2017 and research and development tax credits of $3.1 million expiring through 2025. These operating losses and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

The following table summarizes maturities for our significant financial obligations as of June 30, 2008 (in thousands):

		Less than	1-3	4-5	More than
Contractual Obligations	Total	1 year	Years	Years	5 years
Short-term borrowings	$11,153	$11,153	$—	$—	$—
Long-term debt, including current portion	227,845	54,467	68,537	104,561	280
Capital lease obligations	3,152	811	1,188	595	558
Uncertain tax contingencies	19,418	—	19,418	—	—

Total contractual obligations	$261,568	$66,431	$89,143	$105,156	$838

Uncertain tax contingencies are positions taken or expected to be taken on an income tax return that may result in additional payments to tax authorities. The amount in the preceding table includes interest and penalties accrued related to these positions as of June 30, 2008. The total amount of uncertain tax contingencies is included in the “1-3 Years” column as we are not able to reasonably estimate the timing of potential future payments. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (“SFAS No. 141(R)”). This statement will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with certain limited exceptions. In addition, SFAS No. 141(R) will change the accounting treatment for acquisition costs, in-process research and development, restructuring costs associated with business combinations and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date. SFAS No. 141(R) also includes a significant number of new disclosure requirements. Early adoption of SFAS No. 141(R) is prohibited and we will be required to apply SFAS No. 141(R) to acquisitions that occur on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS No. 160”). This statement establishes new accounting and reporting standards for the minority interest in a subsidiary and the deconsolidation of a subsidiary. SFAS No. 160 is effective as of the beginning of fiscal 2009 and early adoption is prohibited. We have not yet assessed the effect, if any, that adoption of SFAS No. 160 will have on our results of operations and financial position.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and, thereby, improves the transparency of financial reporting. SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2008. We are currently evaluating the impact that the adoption of SFAS No. 161 will have on our financial position, results of operations and cash flows.

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

Impact of Foreign Currencies

We generate a substantial portion of our revenues in international markets, principally Europe and Japan, which subjects our operations to the exposure of exchange rate fluctuations. The impact of currency exchange rate movement can be positive or negative in any period. Our costs related to sales in foreign currencies are largely denominated in the same respective currencies, limiting our transaction risk exposure. However, for sales not denominated in U.S. Dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. Dollars, it will require more of the foreign currency to equal a specified amount of U.S. Dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. Dollars than we did before the rate increase went into effect. If we price our products in U.S. Dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. Dollar could result in our prices not being competitive in a market where business is transacted in the local currency.

Our foreign exchange gains (losses), net, were $(9.0) million and $0.5 million for the six months ended June 30, 2008 and 2007, respectively. As we continue to expand internationally, we will continue to evaluate our currency risks and may utilize foreign exchange contracts more frequently in order to mitigate our foreign currency exposures. From time to time, we have entered into foreign currency contracts in order to minimize the volatility that fluctuations in exchange rates will have on the Company’s cash flows related to purchases and sales denominated in foreign currencies. There were no outstanding forward currency contracts at June 30, 2008.

Impact of Interest Rates

We regularly invest excess cash in short-term investments that are subject to changes in short-term interest rates. We believe that the market risk arising from holding these financial instruments is minimal.

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

In addition, in 2002 we entered into a cross currency interest rate swap arrangement under which the Company receives semiannual interest payments in Euros based on a variable interest rate equal to the six-month EURIBOR rate in exchange for semiannual payments in Swiss francs at a fixed rate of 4.97% through December 2011. The notional amount of this interest rate swap arrangement was €5.0 million at June 30, 2008. In 1999, the Company entered into an interest rate swap arrangement to pay a 4.60% fixed rate of interest and receive a variable rate of interest based on the Securities Industry and Financial Markets Municipal Swap Index through December 2013. The notional amount of this interest rate swap arrangement was $1.5 million at June 30, 2008. We have determined that these swaps are not effective in offsetting the change in interest rates on the cash flows being hedged as defined by SFAS No. 133.

A 10% increase or decrease in the average cost of our variable rate debt would not result in a material change in pre-tax interest expense.

Inflation

We do not believe inflation had a material impact on our business or operating results during any of the periods presented.

ITEM 4.               CONTROLS AND PROCEDURES

We have established disclosure controls and procedures that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) by others within our organization. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of

June 30, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of June 30, 2008, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II              OTHER INFORMATION

ITEM 1.               LEGAL PROCEEDINGS

Except as set forth below, there have been no material changes to the legal proceedings disclosed in Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2007 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

Our subsidiary Bruker Daltonics is party to an Agreement with Isis Pharmaceuticals, Inc. regarding the manufacture and sale of certain systems sold by Isis which incorporate mass spectrometers from Bruker Daltonics. A dispute previously arose regarding the performance of each party under the Agreement. Pursuant to the Agreement’s dispute resolution mechanism, the parties had a series of executive level meetings and engaged in mediation with a third party mediator. These efforts did not resolve the dispute, and in May 2008 Bruker Daltonics filed suit against Isis and its wholly owned subsidiary Ibis Biosciences, Inc. Isis and Ibis have answered this complaint and asserted counterclaims that Bruker Daltonics breached the Agreement. Bruker Daltonics believes that the counterclaims of Ibis and Isis are without merit and intends to pursue this litigation vigorously.

As previously disclosed in Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2007, on October 10, 2007, Brian Lamy, a former employee of Bruker BioSpin Corporation, filed a complaint with the United States Department of Labor’s Occupational Health and Safety Administration (“OSHA”) alleging discriminatory employment practices in violation of Section 806 of the Sarbanes-Oxley Act arising from Bruker BioSpin Corporation’s termination of his employment in July 2007. At the time of the complaint, Bruker BioSpin Corporation was an affiliate of the Company under common control of the Company. As a result of the Company’s acquisition of the Bruker BioSpin group of companies, Bruker BioSpin Corporation is now a wholly-owned subsidiary of the Company.

Mr. Lamy also contacted the Securities and Exchange Commission regarding his complaint. The SEC contacted counsel for the Company in February 2008 regarding this matter. Counsel for the Company at that time provided the SEC various materials relating to the matter, and the Company intends to cooperate fully with any additional requests that may be made by the SEC for information or documents.

On July 17, 2008, Mr. Lamy withdrew his action from OSHA and filed in federal court in the District of Massachusetts a substantially similar complaint against Bruker BioSpin Corporation, Bruker Corporation and Dirk Laukien, entitled Brian Lamy v. Bruker BioSpin Corporation, Bruker Corporation f/k/a Bruker BioSciences Corporation and Dirk Laukien, alleging termination in violation of the Sarbanes-Oxley Act.

The Audit Committee of the Company has conducted an internal review with regard to Mr. Lamy’s claims and has found no evidence of any improper activity. The Company believes the allegations of Mr. Lamy’s complaint to be without merit and intends to defend this matter vigorously.

ITEM 1A.            RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 and in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the three months ended March 31, 2008, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Stockholders of the Company was held on May 8, 2008.

(c)

Proxies representing 160,382,927 shares were received. Total shares outstanding as of the record date were 163,368,791. The matters voted upon and the results of the voting at the Annual Meeting are set forth below:

(i)	To elect Collin J. D’Silva, Stephen W. Fesik Ph.D., Dirk D. Laukien, Ph.D., Richard M. Stein and Bernhard Wangler as a Class II director to hold office until the 2011 Annual Meeting:

	(i)	Collin J. D’Silva as Class II director
		Votes for	159,762,613
		Votes withheld	620,314

	(ii)	Stephen W. Fesik Ph.D. as Class II director
		Votes for	159,566,905
		Votes withheld	816,022

	(iii)	Dirk D. Laukien, Ph.D. as Class II director
		Votes for	145,521,436
		Votes withheld	14,861,491

	(iv)	Richard M. Stein as Class II director
		Votes for	144,374,888
		Votes withheld	16,008,039

	(v)	Bernhard Wangler as Class II director
		Votes for	144,303,358
		Votes withheld	16,079,569

(ii)	To ratify the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal year 2008:

		Votes for	160,136,736
		Votes against	222,858
		Votes abstaining	23,333

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

BRUKER CORPORATION

Date: August 11, 2008	By:	/s/ FRANK H. LAUKIEN, PH.D.
Frank H. Laukien, Ph.D. President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 11, 2008	By:	/s/ WILLIAM J. KNIGHT
William J. Knight Chief Financial Officer (Principal Financial and Accounting Officer)