Form 10-Q
period 2008-09-30
BRUKER CORP
filed 2008-11-10
CIK 1109354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended September 30, 2008

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

As of November 6, 2008, there were 164,066,289 shares of the Registrant’s common stock outstanding.

BRUKER CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2008

Part I              FINANCIAL INFORMATION

ITEM 1.          UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$84,381	$332,368
Short term investments and restricted cash	2,986	12,186
Accounts receivable, net	156,068	185,217
Inventories	456,814	447,688
Other current assets	71,473	57,238

Total current assets	771,722	1,034,697
Property, plant and equipment, net	219,317	207,588
Intangibles and other assets	86,471	69,346

Total assets	$1,077,510	$1,311,631

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$44,276	$35,591
Accounts payable	46,528	52,293
Customer advances	201,084	233,466
Other current liabilities	217,465	239,841

Total current liabilities	509,353	561,191

Long-term debt	169,703	8,605
Other long-term liabilities	103,274	105,445
Minority interest in consolidated subsidiaries	810	538
Commitments and contingencies (Note 16)

Shareholders’ Equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued or outstanding at September 30, 2008 or December 31, 2007	—	—
Common stock, $0.01 par value, 260,000,000 and 200,000,000 shares authorized, 164,076,221 and 163,251,890 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	1,633	1,624
Treasury stock, at cost, 9,869 shares and 0 shares at September 30, 2008 and December 31, 2007, respectively	(115)	—
Other shareholders’ equity	292,852	634,228

Total shareholders’ equity	294,370	635,852

Total liabilities and shareholders’ equity	$1,077,510	$1,311,631

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Product revenue	$209,936	$215,838	$695,820	$607,624
Service revenue	30,638	24,848	92,328	77,605
Other revenue	1,490	1,074	3,817	2,409
Total revenue	242,064	241,760	791,965	687,638

Cost of product revenue	113,841	115,424	380,673	332,883
Cost of service revenue	18,153	15,228	59,455	49,184
Total cost of revenue	131,994	130,652	440,128	382,067
Gross profit	110,070	111,108	351,837	305,571

Operating expenses:
Sales and marketing	44,173	38,327	133,717	110,818
General and administrative	17,675	15,580	51,657	42,435
Research and development	33,089	26,841	100,808	80,462
Acquisition-related charges	—	544	6,153	544
Total operating expenses	94,937	81,292	292,335	234,259
Operating income	15,133	29,816	59,502	71,312

Interest and other income (expense), net	814	1,580	(7,848)	4,544

Income before income tax provision and minority interest in consolidated subsidiaries	15,947	31,396	51,654	75,856

Income tax provision (benefit)	(1,966)	4,616	12,500	16,923

Income before minority interest in consolidated subsidiaries	17,913	26,780	39,154	58,933
Minority interest in consolidated subsidiaries	73	109	313	255
Net income	$17,840	$26,671	$38,841	$58,678

Net income per common share:
Basic	$0.11	$0.16	$0.24	$0.36
Diluted	$0.11	$0.16	$0.23	$0.36

Weighted average common shares outstanding:
Basic	162,847	161,922	162,531	161,351
Diluted	165,918	164,224	165,606	164,029

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Operating activities:
Net income	$38,841	$58,678
Adjustments to reconcile net income to cash flow from operating activities:
Depreciation and amortization	22,292	22,764
Stock-based compensation	3,115	1,497
Other noncash reconciling items, net	(7,295)	(13,563)
Changes in operating assets and liabilities:
Accounts receivable	41,776	(3,386)
Inventories	(35,591)	(34,905)
Accounts payable	(14,658)	6,297
Customer advances	(26,075)	(13,855)
Other changes in operating assets and liabilities, net	(3,403)	9,354
Net cash provided by operating activities	19,002	32,881

Investing activities:
Purchases of property, plant and equipment	(39,793)	(19,878)
Acquisitions, net of cash acquired	(4,106)	(2,855)
Payments in connection with the acquistion of Bruker BioSpin	(6,478)	—
Purchase of short-term investments	—	2,473
Proceeds from sale of short-term investments	9,609	—
Changes in restricted cash	(183)	(323)
Net cash used in investing activities	(40,951)	(20,583)

Financing activities:
Proceeds from (repayments of) short-term borrowings, net	3,794	(6,052)
Proceeds from (repayments of) long-term debt, net	168,931	(5,638)
Payments of deferred financing costs	(2,916)	—
Proceeds from issuance of common stock, net of repurchases	3,678	18,772
Deemed dividend in connection with the acquistion of Bruker BioSpin	(385,963)	—
Cash payments to shareholders	(23,416)	(42,641)
Net cash used in financing activities	(235,892)	(35,559)

Effect of exchange rate changes on cash and cash equivalents	9,854	19,743
Net change in cash and cash equivalents	(247,987)	(3,518)
Cash and cash equivalents at beginning of period	332,368	311,240
Cash and cash equivalents at end of period	$84,381	$307,722

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Bruker Corporation and its wholly-owned subsidiaries (the “Company”) design, manufacture, service and market proprietary life science and materials research systems based on its core technology platforms, including X-ray technologies, magnetic resonance technologies, mass spectrometry technologies, and optical emission and infrared and Raman molecular spectroscopy technologies. The Company also sells a broad range of field analytical systems for chemical, biological, radiological and nuclear detection. The Company maintains major technical and manufacturing centers in Europe, North America and Japan and sales offices throughout the world. The Company’s diverse customer base includes pharmaceutical, biotechnology and proteomics companies, academic institutions, advanced materials and semiconductor industries and government agencies.

The financial statements represent the consolidated accounts of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial information presented herein does not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of the results expected for the full year.

On February 26, 2008, the Company completed the acquisition of all of the Bruker BioSpin Group (“Bruker BioSpin”). Both the Company and Bruker BioSpin were majority owned by six affiliated stockholders prior to the acquisition. As a result, the acquisition of Bruker BioSpin was considered a combination of companies under common control and has been accounted for at historical carrying values at the date of the acquisition. The unaudited condensed consolidated balance sheets, statements of operations, statements of cash flows and notes to the unaudited condensed consolidated financial statements for all periods presented herein have been restated by combining the historical consolidated financial statements of the Company and Bruker BioSpin.

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

•                  BioSpin. The operations of this segment include the design, manufacture and distribution of enabling life science tools based on its core technology, magnetic resonance, as well as the manufacturing and development of low temperature superconductor and high temperature superconductor wires for use in advanced magnet technology and energy applications. Typical customers of the BioSpin segment include pharmaceutical and biotechnology companies, academic institutions and government agencies.

2.  Acquisition of Bruker BioSpin

On February 26, 2008, the Company completed the acquisition of all of Bruker BioSpin in accordance with the terms of various agreements dated as of December 2, 2007. Both the Company and Bruker BioSpin were majority owned by six affiliated stockholders prior to the acquisition. As a result, the acquisition of Bruker BioSpin by the Company was considered a combination of companies under common control and has been accounted for at historical carrying values at the date of the acquisition. Historical unaudited condensed consolidated balance sheets, statements of operations, statements of cash flows and notes to the unaudited condensed consolidated financial statements have been restated by combining the historical consolidated financial statements of Bruker Corporation with those of Bruker BioSpin. In addition, because the transaction is accounted for as a combination of companies under common control, all one-time transaction costs have been expensed as incurred. With the addition of Bruker BioSpin, the Company enhanced its position as a leading supplier for life science and materials research, its distribution in the Americas, Europe and Asia, and its sales and service infrastructure.

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

Under the stock purchase agreements, $98.8 million of the purchase price was paid into escrow accounts pending the resolution of indemnification obligations and working capital obligations of the sellers. The unused portion of the $92.0 million indemnity escrow will be released to the sellers at the later of (1) the 30th day following the receipt by the Company of audited financial statements of the Company for the fiscal year ended December 31, 2008 or (2) the resolution of any claim for indemnification of which the sellers have received notice prior to the conclusion of the 30 day period described in (1) above. The $6.8 million working capital escrow was released to the sellers in May 2008 following the receipt by the Company of combined audited financial statements of Bruker BioSpin for the fiscal year ended December 31, 2007.

3.  Other Acquisitions

On August 14, 2008, the Company acquired S.I.S. Surface Imaging Systems GmbH (“S.I.S.”), a privately-held company located in Herzogenrath, Germany. S.I.S. develops, manufactures and distributes advanced atomic force/scanning probe microscopy for applications in materials research, including semiconductors, data storage, electronic materials, solar cells, polymers and catalysts. The results of S.I.S. have been included in the BioScience segment from the date of acquisition. The aggregate purchase price of S.I.S. was $2.8 million, of which $2.1 million was paid in cash and  $0.7 million was funded by the issuance of an aggregate of 59,342 restricted unregistered shares of the Company’s common stock, par value $0.01 per share, to certain of S.I.S.’s shareholders. The Company recorded $2.9 million of goodwill in connection with the acquisition of S.I.S. and assigned the goodwill to the BioScience segment. Proforma financial information reflecting the acquisition of S.I.S. has not been presented because the impact on revenues, net income and net income per common share would not have been material.

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

4.  Provision (Benefit) for Income Taxes

The income tax provision (benefit) for the three months ended September 30, 2008 was $(2.0) million compared to an income tax provision (benefit) of $4.6 million for the three months ended September 30, 2007, representing effective tax rates of (12.3)% and 14.7%, respectively. The income tax provision (benefit) for the nine months ended September 30, 2008 was $12.5 million compared to an income tax provision (benefit) of $16.9 million for the nine months ended September 30, 2007, representing effective tax rates of 24.2% and 22.3%, respectively.

The Company’s effective tax rate reflects the tax provision (benefit) for non-U.S. entities only, since no benefit was recognized for cumulative losses incurred in the U.S. A full valuation allowance will be maintained for U.S. net operating losses until evidence exists that it is more likely than not that the loss carryforward amounts will be utilized to offset U.S. taxable income. The Company’s tax rate may change over time as the amount or mix of income and taxes outside the U.S. changes. The effective tax rate is calculated using projected annual pre-tax income or loss and is affected by research and development tax credits, the expected level of other tax benefits, the impact of changes to the valuation allowance, and changes in the mix of the Company’s pre-tax income and losses among jurisdictions with varying statutory tax rates and credits.

During the third quarter of 2008, two German subsidiaries in the BioSpin segment were merged into a third German subsidiary. As a result of the merger, the Company will be able to use certain net operating loss carryforwards that existed in the merged entities but had previously been fully reserved. The valuation allowance related to these net operating loss carryforwards was reversed in the third quarter of 2008 and resulted in a tax benefit of approximately $6.5 million.

Additionally, the Company established a profit and loss sharing agreement between two of the German subsidiaries of Bruker AXS Inc. during the third quarter of 2008. This agreement allows the losses of one entity to reduce the taxable income of the other entity. Prior to this agreement being put in place, certain deferred tax assets related to these entities had full valuation allowances. These valuation allowances were reversed during the third quarter of 2008, resulting in a tax benefit of approximately $1.2 million.

The Company received a $0.5 million refund of French taxes on inter-corporate dividends during the third quarter of 2008 which was recorded as a tax benefit. This refund related to withholding taxes paid in connection with dividends paid by a French subsidiary to its Swiss parent company in 2005 and 2006. At the end of 2007, as a result of a tax law change in France, the Company determined that a refund of these withholding taxes was uncertain and did not meet the more-likely-than-not threshold for recording a tax receivable. As such, the 2005, 2006 and 2007 taxes paid on dividends from the French subsidiary to its Swiss parent were expensed through the income tax provision with no corresponding tax receivable recorded. Because the facts and circumstances around the dividends and the withholding taxes were the same for all three years and the 2005 and 2006 withholding taxes were refunded by the French government, the Company concluded that it is more likely than not that the 2007 French withholding taxes would also be refunded. As such, the Company also recorded a tax benefit of approximately $2.7 million during the third quarter of 2008 for the 2007 withholding tax receivable.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109 (“FIN No. 48”). Among other things, FIN No. 48 provides guidance to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold which income tax positions must achieve before being recognized in the financial statements. In connection with the adoption of FIN No. 48, the Company recorded a net reduction to retained earnings of $2.0 million as of January 1, 2007. The Company has unrecognized tax benefits of approximately $20.0 million as of September 30, 2008, of which $9.5 million, if recognized, would result in a reduction of the Company’s effective tax rate. One of the Company’s Swiss entities is currently being audited and the audit is expected to be completed during the fourth quarter of 2008. The audit covers tax years 2003-2006 and the Company cannot reasonably estimate the outcome of this audit. As of September 30, 2008, the Company does not expect any material changes, except for the Swiss tax audit mentioned previously, to unrecognized tax positions within the next twelve months.

The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes. As of September 30, 2008, approximately $2.6 million of accrued interest and penalties related to uncertain tax positions was included in other current liabilities on the consolidated balance sheet, of which $0.2 million and $0.8 million was recorded during the three and nine months ended September 30, 2008.

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

As of September 30, 2008, the Company’s primary types of share-based compensation were in the form of issuances of stock options and restricted stock. The Company recorded stock-based compensation expense for the three and nine months ended September 30, 2008 and 2007, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Stock options	$1,213	$557	$2,714	$1,031
Restricted stock	116	143	401	466
Total stock-based compensation, pre-tax	1,329	700	3,115	1,497
Tax benefit	(200)	(196)	(555)	(419)
Total stock-based compensation, net of tax	$1,129	$504	$2,560	$1,078

Restricted shares of the Company’s common stock are periodically awarded to executive officers and certain key employees of the Company subject to a service restriction which expires ratably over a period of three to five years. The restricted shares of common stock may not be sold or transferred during the restriction period. Stock compensation for restricted stock is recorded based on the stock price on the grant date and charged to expense ratably through the restriction period. The following table summarizes information about restricted stock activity during the nine months ended September 30, 2008:

		Weighted
	Shares	Average
	Subject to	Grant Date
	Restriction	Fair Value
Outstanding at December 31, 2007	569,402	$5.74
Granted	—	—
Vested	(131,370)	5.39
Forfeited	(6,180)	6.39
Outstanding at September 30, 2008	431,852	$5.77

Unrecognized pretax expense of $1.5 million related to restricted stock awards is expected to be recognized over the weighted average remaining service period of 2.6 years for awards outstanding at September 30, 2008.

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

All stock options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Stock option activity for the nine months ended September 30, 2008 was as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Shares	Option	Remaining	Intrinsic
	Subject to	Price Per	Contractual	Value
	Options	Share	Term (in years)	($ ’s in 000’s)
Outstanding at December 31, 2007	4,423,712	$6.87
Granted	1,621,500	12.09
Exercised	(652,791)	5.63
Forfeited	(107,298)	9.22
Outstanding at September 30, 2008	5,285,123	$8.57	4.6	$25,819
Exercisable at September 30, 2008	2,223,356	$6.97	3.9	$14,811

The following table summarizes information about stock options outstanding and exercisable at September 30, 2008:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted	Weighted
		Average	Average	Aggregate		Average	Average	Aggregate
		Remaining	Option	Intrinsic		Remaining	Option	Intrinsic
Range of	Number	Contractual	Price Per	Value	Number	Contractual	Price Per	Value
Exercise Prices	Outstanding	Term (in years)	Share	($’s in 000’s)	Exercisable	Term (in years)	Share	($’s in 000’s)
$2.12 to $4.00	556,185	3.0	$3.20	$5,636	498,585	3.0	$3.19	$5,055
$4.01 to $6.00	1,168,669	3.9	5.14	9,568	770,379	3.8	5.09	6,345
$6.01 to $10.00	1,431,165	6.6	7.71	8,047	488,246	6.4	7.26	2,965
$10.01 to $13.00	1,741,604	7.5	11.86	2,556	186,146	3.5	10.94	446
$13.01 and above	387,500	2.6	15.01	12	280,000	2.6	15.68	—
	5,285,123	4.6	$8.57	$25,819	2,223,356	3.9	$6.97	$14,811

The intrinsic values above are based on the Company’s closing stock price of $13.33 on September 30, 2008. The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2008 was $12.09. Unrecognized pretax expense of $19.5 million related to stock options is expected to be recognized over the weighted average remaining service period of 3.6 years for awards outstanding at September 30, 2008.

6. Fair Value of Financial Instruments

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements  (“SFAS No. 157”), which is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 157 as of January 1, 2008.

As permitted by FASB Staff Position (“FSP”) SFAS No. 157-2, Effective Date of FASB Statement No. 157 (“FSP SFAS No. 157-2”), the Company elected to defer the adoption of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis until January 1, 2009. There was no cumulative effect of adoption related to SFAS No. 157 and the adoption did not have an impact on the Company’s financial position, results of operations, or cash flows. The Company is studying SFAS No. 157 with respect to non-financial assets and non-financial liabilities falling under the scope of FSP SFAS No. 157-2 and has not yet determined the expected impact on the Company’s financial position, results of operations, or cash flows.

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP SFAS No. 157-3”). FSP SFAS No. 157-3 clarifies the application of SFAS No. 157 for markets that are not active and provides an example to illustrate the key considerations in determining fair value when the market for a financial asset is not active. FSP SFAS No. 157-3 was effective upon being issued, including prior periods for which financial statements have not been issued. The adoption of this position did not have an effect on the Company’s financial position, results of operations, or cash flows.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company measures the following financial assets and liabilities at fair value on a recurring basis. The fair value of these financial assets and liabilities was determined using the following inputs at September 30, 2008 (in thousands):

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$16,547	$16,547	$—	$—
Short-term investments and restricted cash	2,986	2,986	—	—
Long-term restricted cash (a)	1,739	1,739	—	—
Total assets recorded at fair value	$21,272	$21,272	$—	$—

Liabilities:
Interest rate swaps	$137	$—	$137	$—
Total liabilities recorded at fair value	$137	$—	$137	$—

(a) Long-term restricted cash is recorded as a component of intangibles and other assets in the unaudited condensed consolidated balance sheets.

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

7.  Inventories

Inventories consisted of the following as of September 30, 2008 and December 31, 2007 (in thousands):

	September 30,	December 31,
	2008	2007

Raw materials	$120,709	$116,883
Work-in process	147,886	137,959
Demonstration units	38,701	37,195
Finished goods	149,518	155,651
Total inventories	$456,814	$447,688

Finished goods include in-transit systems that have been shipped to the Company’s customers but not yet installed and accepted by the customer. At September 30, 2008 and December 31, 2007, inventory in-transit was $79.9 million and $92.0 million, respectively.

8.  Goodwill and Other Intangible Assets

The following is a summary of other intangible assets subject to amortization as of September 30, 2008 and December 31, 2007 (in thousands):

		September 30, 2008			December 31, 2007
	Useful	Gross		Net	Gross		Net
	Lives	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	in Years	Amount	Amortization	Amount	Amount	Amortization	Amount
Existing technology and related patents	3 to 10	$13,973	$(8,714)	$5,259	$13,292	$(7,937)	$5,355
Customer relationships	5	1,158	(643)	515	1,115	(477)	638
Trade names	5 to 10	439	(212)	227	439	(176)	263
Total amortizable intangible assets		$15,570	$(9,569)	$6,001	$14,846	$(8,590)	$6,256

For the three months ended September 30, 2008 and 2007, the Company recorded amortization expense of $0.4 million and $0.4 million, respectively, related to other amortizable intangible assets. For the nine months ended September 30, 2008 and 2007, the Company recorded amortization expense of $1.2 million and $1.8 million, respectively, related to other amortizable intangible assets.

The estimated future amortization expense related to other intangible assets is as follows (in thousands):

For the year ending December 31,
2008 (a)	$562
2009	1,764
2010	1,599
2011	951
2012	396
Thereafter	729
Total	$6,001

(a) Amount represents estimated amortization expense for the remaining three months ended December 31, 2008.

The carrying amount of goodwill was $48.1 million and $40.8 million as of September 30, 2008 and December 31, 2007, respectively, and is included in the BioScience segment. The Company performs its annual test for indications of impairment as of December 31each year. The Company completed its annual test for impairment as of December 31, 2007 and determined that goodwill was not impaired at that time. The Company has not identified any indicators of impairment as of September 30, 2008.

9.  Warranty Costs

The Company typically provides a one to two year parts and labor warranty with the purchase of equipment. The anticipated cost for this warranty is accrued upon recognition of the sale. The Company also offers its customers warranty and service agreements extending beyond the initial term of the warranty for a fee. These fees are recorded as deferred revenue and amortized into income over the life of the extended warranty contract.

Changes in the Company’s accrued warranty liability during the nine months ended September 30, 2008 were as follows (in thousands):

Warranty accrual at December 31, 2007	$27,181
Accruals for warranties issued during the period	21,782
Settlements of warranty claims	(24,446)
Foreign currency impact	765
Warranty accrual at September 30, 2008	$25,282

10.  Debt

In connection with the acquisition of Bruker BioSpin, the Company entered into a credit agreement with a syndication of lenders, which is referred to as the Credit Agreement, that provides for a revolving credit line with a maximum commitment of $230.0 million and a term facility of $150.0 million. The outstanding principal under the term loan is payable in quarterly installments through December 2012. Borrowings under the Credit Agreement bear interest, at the Company’s option, at either (i) the higher of the prime rate or the federal funds rate plus 0.50%, or (ii) adjusted LIBOR, plus margins ranging from 0.40% to 1.25% and a facility fee ranging from 0.10% to 0.20%. As of September 30, 2008, the weighted average interest rate of borrowings under the Credit Agreement was approximately 3.5%.

Borrowings under the Credit Agreement are secured by the pledge to the banks of 100% of the capital stock of each of the Company’s wholly-owned domestic subsidiaries and 65% of the capital stock of certain of the Company’s direct or indirect wholly-owned foreign subsidiaries. The Credit Agreement also requires the Company to maintain certain financial ratios related to maximum leverage and minimum interest coverage as defined in the Credit Agreement. In addition to the financial ratios, the Credit Agreement restricts, among other things, the Company’s ability to do the following: make certain payments; incur additional debt; incur certain liens; make certain investments, including derivative agreements; merge, consolidate, sell or transfer all or substantially all of the Company’s assets; and enter into certain transactions with affiliates.

At September 30, 2008, the Company had outstanding debt totaling $214.0 million consisting of $170.6 million outstanding under the Credit Agreement, $30.5 million outstanding under other long-term debt arrangements, $10.6 million outstanding under other revolving lines of credit and $2.3 million under capital lease obligations. At December 31, 2007, the Company had outstanding debt totaling $44.2 million consisting of $28.0 million outstanding under other long-term debt arrangements, $13.2 million outstanding under other revolving lines of credit and $3.0 million under capital lease obligations.

Amounts outstanding under other long-term debt arrangements at September 30, 2008 include both collateralized and uncollateralized arrangements with various financial institutions in Germany and Japan. The terms of these arrangements also include fixed and variable interest rates ranging from 1.8% to 8.0% at September 30, 2008.

The Company’s other revolving lines of credit are with various financial institutions in Germany, Switzerland, Japan and France and have aggregate maximum borrowing amounts of approximately $76.2 million and $145.5 million at September 30, 2008 and December 31, 2007, respectively. Effective February 26, 2008, the Company terminated a $75.0 million line of credit in the United States and replaced it with the revolving credit available under the Credit Agreement. With consideration to outstanding letters of credit drawn under revolving lines of credit, the Company had availability of approximately $51.3 million and $119.0 million under other revolving lines of credit at September 30, 2008 and December 31, 2007, respectively. The Company’s revolving lines of credit are generally uncollateralized and bear interest at variable rates ranging from 1.5% to 9.8% at September 30, 2008.

11.  Derivative Instruments and Hedging Activities

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, (“SFAS No. 133”). In April 2008, the Company entered into an interest rate swap arrangement to manage its exposure to interest rate movements and the related effect on its variable rate debt. Under this interest rate swap arrangement, the Company will pay a fixed rate of 3.8% and receive a variable rate based on three month LIBOR. The initial notional amount of this interest rate swap was $90.0 million and it amortizes in proportion to the term debt component of the Credit Agreement through December 2012. At September 30, 2008, the notional amount of this interest rate swap was $87.8 million. The Company concluded that this swap met the criteria to qualify as an effective hedge of the variability of cash flows of the interest payments and accounts for the hedge as a cash flow hedge under SFAS No. 133. Accordingly, the Company reflected all changes in the fair value of this interest rate swap in accumulated other comprehensive income, a component of shareholders’ equity. As of September 30, 2008, the Company recorded a liability of $0.1 million related to the fair value of the interest rate swap.

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

The net periodic pension benefit cost includes the following components during the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Components of net periodic benefit cost
Service cost	$1,321	$943	$3,416	$2,704
Interest cost	1,320	760	3,441	2,257
Expected return on plan assets	(995)	(718)	(3,029)	(2,135)
Amortization and actuarial gains and losses	(11)	—	(19)	—
Net periodic benefit cost	$1,635	$985	$3,809	$2,826

The Company made contributions of $1.9 million to its defined benefit plans during the nine months ended September 30, 2008 and estimates contributions of $0.5 million during the remainder of 2008.

13.  Earnings Per Share

Basic earnings per share is calculated by dividing net earnings by the weighted average number of common shares outstanding during the period.  Restricted stock is not included in the calculation of basic EPS until the time-based restriction has lapsed. Except where the result would be anti-dilutive, the diluted earnings per share computation includes the effect of potential shares, shares which would be issuable upon the exercise of outstanding stock options or outstanding restricted stock issuable when the restrictions lapse, reduced by the number of shares which are assumed to be purchased by the Company from the resulting proceeds at the average market price during the period.

The following table sets forth the computation of basic and diluted average shares outstanding for the three and nine months ended September 30, 2008 and 2007 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income, as reported	$17,840	$26,671	$38,841	$58,678

Weighted average shares outstanding:
Weighted average shares outstanding - basic	162,847	161,922	162,531	161,351
Effect of dilutive securities:
Stock options and restricted stock	3,071	2,302	3,075	2,678
Weighted average shares outstanding - diluted	165,918	164,224	165,606	164,029
Net income per common share:
Basic	$0.11	$0.16	$0.24	$0.36
Diluted	$0.11	$0.16	$0.23	$0.36

Stock options to purchase approximately 100,000 shares and 640,000 shares were excluded from the computation of diluted earnings per share in the three months ended September 30, 2008 and 2007 respectively, and approximately 390,000 shares and 640,000 shares were excluded from the computation of diluted earnings per share in the nine months ended September 30, 2008 and 2007, respectively, because the exercise price of the stock options exceeded the average market price of the Company’s common stock and, as a result, would have had an anti-dilutive effect.

14. Interest and Other Income (Expense), Net

The components of interest and other income (expense), net, were as follows for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest income	$677	$3,315	$4,294	$7,803
Interest expense	(3,384)	(965)	(9,060)	(2,415)
Exchange gains (losses) on foreign currency transactions	3,177	(2,928)	(5,864)	(2,436)
Other	344	2,158	2,782	1,592
Interest and other income (expense), net	$814	$1,580	$(7,848)	$4,544

15. Comprehensive Income

Comprehensive income refers to revenues, expenses, gains and losses that under GAAP are included in other comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to shareholders’ equity, net of tax. The following is a summary of comprehensive income for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$17,840	$26,671	$38,841	$58,678
Foreign currency translation adjustments	(35,794)	27,537	(612)	34,963
Unrealized gains (losses) on interest rate swap:
Unrealized holding gains (losses) arising during the period	(126)	—	219	—
Less reclassification adjustments for settlements included in the determination of net income	(234)	—	(356)	—
Unrealized gains on available for sales securities:
Unrealized holding gains (losses) arising during the period	—	(362)	(71)	336
Less reclassification adjustments for gains included in the determination of net income	—	—	(1,335)	—
Pension liability adjustments	(478)	(21)	(872)	—
Total comprehensive income (loss)	$(18,792)	$53,825	$35,814	$93,977

16. Commitments and Contingencies

Lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. The Company believes the outcome of these proceedings, if any, will not have a material impact on the Company’s financial position or results of operations.

17. Letters of Credit and Guarantees

As of September 30, 2008 and December 31, 2007, the Company had letters of credit and bank guarantees of $65.1 million and $67.7 million, respectively, for its customer advances. Certain of these letters of credit and bank guarantees affect the availability of the Company’s lines of credit.

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

Selected business segment information for the three and nine months ended September 30, 2008 and 2007 is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
BioScience	$141,187	$135,138	$444,409	$372,094
BioSpin	112,523	118,482	388,411	351,893
Corporate, eliminations and other (a)	(11,646)	(11,860)	(40,855)	(36,349)
Total	$242,064	$241,760	$791,965	$687,638

Operating income:
BioScience	$8,444	$13,360	$26,920	$30,427
BioSpin	10,047	17,659	46,579	48,855
Corporate, eliminations and other (a)	(3,358)	(1,203)	(13,997)	(7,970)
Total	$15,133	$29,816	$59,502	$71,312

(a)   Represents revenue transactions between segments which are eliminated in consolidation and corporate costs not allocated to the reportable segments.

Total assets by segment as of September 30, 2008 and December 31, 2007 are as follows (in thousands):

	September 30,	December 31,
	2008	2007
BioScience	$613,402	$584,902
BioSpin	850,849	782,627
Corporate	390,675	314,988
Eliminations	(777,416)	(370,886)
Total	$1,077,510	$1,311,631

19. Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). This statement will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with certain limited exceptions. In addition, SFAS No. 141(R) will change the accounting treatment for acquisition costs, in-process research and development, restructuring costs associated with business combinations and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date. SFAS No. 141(R) also includes a significant number of new disclosure requirements. Early adoption of SFAS No. 141(R) is prohibited, and the Company will be required to apply SFAS No. 141(R) to acquisitions that occur on or after January 1, 2009.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our interim unaudited condensed consolidated financial statements and the notes to those statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, and in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

•                  Results of operations. This section provides our analysis of the significant line items on our consolidated statement of operations for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007.

•                  Liquidity and capital resources. This section provides an analysis of our liquidity and cash flow and a discussion of our outstanding debt and commitments.

•                  Recent accounting pronouncements. This section provides information about new accounting standards that have been issued but for which adoption is not yet required.

EXECUTIVE OVERVIEW

Business

Bruker Corporation and its wholly-owned subsidiaries design, manufacture, market and service proprietary life science and materials research systems based on our core technology platforms, including X-ray technologies, magnetic resonance technologies, mass spectrometry technologies, optical emission and infrared and Raman molecular spectroscopy technologies. We also manufacture and distribute a broad range of field analytical systems for chemical, biological, radiological and nuclear, or CBRN, detection. We maintain major technical and manufacturing centers in Europe, North America and Japan and we have sales offices located throughout the world. Our corporate headquarters are located in Billerica, Massachusetts.

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

On February 26, 2008, we completed our acquisition of Bruker BioSpin. Both the Company and Bruker BioSpin were majority owned by six affiliated stockholders prior to the acquisition. As a result, the acquisition of Bruker BioSpin by the Company is considered a combination of companies under common control, and has been accounted for at historical carrying values. Historical unaudited condensed consolidated balance sheets, statements of operations, statements of cash flows and notes to the unaudited condensed consolidated financial statements have been restated by combining the historical consolidated financial statements of Bruker Corporation with those of Bruker BioSpin. In addition, because the transaction is accounted for as an acquisition of businesses under common control, all one-time transaction costs have been expensed as incurred.

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

Following the acquisition of Bruker BioSpin, management reevaluated the way we are managed and our internal reporting structure and, as a result of that evaluation, determined that we have four operating segments, representing each of our four divisions; Bruker AXS, Bruker Daltonics, Bruker Optics and Bruker BioSpin. Bruker AXS is in the business of manufacturing and distributing advanced X-ray and OES-spark instrumentation used in non-destructive molecular and elemental analysis. Bruker Daltonics is in the business of manufacturing and distributing mass spectrometry instruments that can be integrated and used along with other analytical instruments. Bruker Optics is in the business of manufacturing and distributing research, analytical and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy technologies. Bruker BioSpin is in the business of manufacturing and distributing enabling life science tools based on magnetic resonance technology, as well as the development and manufacturing of low temperature superconductor and high temperature superconductor wires for use in advanced magnet technology and energy applications.

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

Financial Overview

For the three months ended September 30, 2008, our revenue increased by $0.3 million, or 0.1%, to $242.1 million, compared to $241.8 million for the comparable period in 2007. Included in this change in revenue is approximately $13.6 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue decreased by $13.3 million, or 5.5%. The decrease in revenue, excluding the effect of foreign exchange, is attributable to a decrease in system and wire revenue in the BioSpin segment and is related primarily to lower sales of magnetic resonance systems. Because of the nature of the magnetic resonance products sold by the BioSpin segment, BioSpin segment revenues are generally subject to a high degree of volatility when comparing any two quarters, whether they be year-over-year or sequential.

For the nine months ended September 30, 2008, our revenue increased by $104.4 million, or 15.2%, to $792.0 million, compared to $687.6 million for the comparable period in 2007. Included in this change in revenue is approximately $62.1 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue increased by $42.3 million, or 6.1%. The increase in revenue, excluding the effect of foreign exchange, is attributable to increases in system and aftermarket revenues in the BioScience segment. BioScience segment revenues increased through growth of a number of product lines, particularly X-ray systems, molecular spectroscopy systems and chemical detection systems.

Income from operations for the three months ended September 30, 2008 was $15.1 million, resulting in an operating margin of 6.3%, compared to income from operations of $29.8 million, resulting in an operating margin of 12.3%, for the comparable period in 2007. Income from operations decreased as a result of the lower gross profit margins and higher operating expenses for the three months ended September 30, 2008 when compared to the comparable period in 2007.

Our gross profit margin for the third quarter of 2008 was 45.5%, compared 46.0% for the comparable period in 2007. Lower gross margins were driven primarily by the the mix of products sold and pricing pressure in certain product lines. Additionally, the increase in operating expenses related primarily to higher sales and marketing expenses and higher research and development expenses. The higher costs are a result of increased headcounts in support of our planned revenue growth and new product development and higher material costs associated with a number of new products recently released, or scheduled to be released over the next six months. Changes in foreign currency exchange rates, primarily the Euro, also contributed significantly to the increase in operating expenses as a majority of our research and development is performed in Europe.

Income from operations for the nine months ended September 30, 2008 was $59.5 million, resulting in an operating margin of 7.5%, compared to income from operations of $71.3 million, resulting in an operating margin of 10.4%, for the comparable period in 2007. Income from operations for the nine months ended September 30, 2008 includes $6.2 million of charges related to the acquisition of Bruker BioSpin and income from operations for the nine months ended September 30, 2007 includes $0.5 million of charges related to the acquisition of Bruker BioSpin. Income from operations, excluding the effect of acquisition-related charges, decreased despite higher revenues and constant gross margins, as a result of higher operating expenses.

Our gross profit margin for the nine months ended September 30, 2008 and 2007 was 44.4%. While gross profit margin was unchanged for the nine months ended September 30, 2008 in comparison to the nine months ended September 30, 2007, the increase in revenue described above resulted in gross margin improvement through better factory utilization. Improvements resulting from utilization were offset by the mix of products sold and increased pricing pressure in certain product lines. Additionally, the increase in operating expenses related primarily to higher sales and marketing expenses and higher research and development expenses. The higher costs are a result of increased headcounts in support of our planned revenue growth and new product development, higher commissions associated with the increase in revenue described above and higher material costs associated with a number of new products scheduled to be released over the next six months. Changes in foreign currency exchange rates, primarily the Euro, also contributed significantly to the increase in operating expenses as a majority of our research and development is performed in Europe.

Income from operations for the three and nine months ended September 30, 2008 has been below management’s expectations and, as a result, we began implementing cost savings programs throughout our organization. The objective of these programs is to refocus our gross margin improvement programs, reduce our operating and interest expenses and further reduce our exposure to changes in foreign currency exchange rates. We have also implemented certain programs to improve our effective tax rate. We currently expect that the implementation of these initiatives will result in restructuring charges of approximately $6.0 million.

During the nine months ended September 30, 2008, we recorded net losses on foreign currency transactions of $5.9 million compared to net losses of $2.4 million for the comparable period in 2007. Foreign exchange losses of $12.2 million were incurred in the first three months of 2008 and were driven by the re-measurement of certain foreign currency denominated assets, principally cash, inter-company receivables and a short-term inter-company loan into the functional currency of the affected entities. The losses in the first quarter of 2008 resulted from the weakening of the U.S. Dollar and the Euro relative to the Swiss Franc by approximately 11% and 3%, respectively, from the date of closing of the Bruker BioSpin acquisition to the end of the first quarter of 2008. In the second and third quarters of 2008, we recorded cumulative gains on foreign currency transactions of $6.3 million that were also the result of the re-measurement of certain foreign currency denominated assets but we experienced less volatility as a result of settling inter-company balances in a timelier manner and reducing certain foreign currency denominated assets.

We incurred approximately $7.2 million of interest expense on acquisition-related debt during the nine months ended September 30, 2008, of which approximately $1.6 million was incurred in the third quarter of 2008. There was no acquisition-related debt outstanding during the three and nine months ended September 30, 2007. We repaid approximately $180.0 million of acquisition-related debt during the nine months ended September 30, 2008, of which approximately $21.0 million was repaid during the third quarter of 2008.

Our effective tax rate for the nine months ended September 30, 2008 was 24.2%, resulting from a tax benefit of $2.0 million recorded during the three months ended September 30, 2008 and a tax provision of $14.5 million recorded in the first half of 2008. The tax benefit in the third quarter of 2008 was primarily the result of $10.9 million related to reversing certain valuation allowances and reaching the more-likely-than-not threshold for recognizing certain tax receivables.

Our net income for the three months ended September 30, 2008 was $17.8 million, or $0.11 per diluted share, compared to net income of $26.7 million, or $0.16 per diluted share, for the comparable period in 2007.

Our net income for the nine months ended September 30, 2008 was $38.8 million, or $0.23 per diluted share, compared to net income of $58.7 million, or $0.36 per diluted share, for the comparable period in 2007.

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

Goodwill, other intangible assets and other long-lived assets. We evaluate whether goodwill and indefinite lived intangible assets are impaired annually and when events occur or circumstances change. Goodwill is impaired when the fair value of a reporting unit is less than its carrying amount. Fair value is determined using market comparables for similar businesses or forecasts of discounted future cash flows. We also review long-lived intangible assets and other assets when indication of potential impairment exists, such as a significant reduction in cash flows associated with the assets. Should the fair value of our long-lived assets decline because of reduced operating performance, market declines, or other indicators of impairment, a charge to operations for impairment may be necessary.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

Consolidated Results

The following table presents our results for the three months ended September 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended
	September 30,
	2008	2007
Product revenue	$209,936	$215,838
Service revenue	30,638	24,848
Other revenue	1,490	1,074
Total revenue	242,064	241,760

Cost of product revenue	113,841	115,424
Cost of service revenue	18,153	15,228
Total cost of revenue	131,994	130,652
Gross profit	110,070	111,108
Operating expenses:
Sales and marketing	44,173	38,327
General and administrative	17,675	15,580
Research and development	33,089	26,841
Acquisition-related charges	—	544
Total operating expenses	94,937	81,292
Operating income	15,133	29,816

Interest and other income (expense), net	814	1,580
Income before income tax provision and minority interest in consolidated subsidiaries	15,947	31,396

Income tax provision (benefit)	(1,966)	4,616

Income before minority interest in consolidated subsidiaries	17,913	26,780
Minority interest in consolidated subsidiaries	73	109

Net income	$17,840	$26,671
Net income per common share - basic and diluted	$0.11	$0.16

Weighted average common shares outstanding:
Basic	162,847	161,922
Diluted	165,918	164,224

Revenue

Our revenue increased by $0.3 million, or 0.1%, to $242.1 million for the three months ended September 30, 2008, compared to $241.8 million for the comparable period in 2007. Included in this change in revenue is approximately $13.6 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue decreased by 5.5%. The decrease in revenue, excluding the effect of foreign exchange, is attributable to a decrease in system and wire revenue in the BioSpin segment and is related primarily to lower sales of magnetic resonance systems. Because of the nature of the magnetic resonance products sold by the BioSpin segment, BioSpin segment revenues are generally subject to a high degree of volatility when comparing any two quarters, whether they be year-over-year or sequential.

Cost of Revenue

Our cost of product and service revenue for the three months ended September 30, 2008, was $132.0 million, resulting in a gross profit margin of 45.5%, compared to cost of product and service revenue of $130.7 million, resulting in a gross profit margin of 46.0%, for the comparable period in 2007. Lower gross margins were driven primarily by the mix of products sold and pricing pressure in certain product lines.

Sales and Marketing

Our sales and marketing expense for the three months ended September 30, 2008 increased to $44.2 million, or 18.4% of product and service revenue, from $38.3 million, or 15.9% of product and service revenue, for the comparable period in 2007. The increase in sales and marketing expense is attributable to increases in headcount in support of our planned revenue growth. Additionally, changes in foreign currency exchange rates, primarily the Euro, have contributed to an increase in sales and marketing expense.

General and Administrative

Our general and administrative expense for the three months ended September 30, 2008 increased to $17.7 million, or 7.3% of product and service revenue, from $15.6 million, or 6.5% of product and service revenue, for the comparable period in 2007. The increase is attributable to additional headcount and was related primarily to Bruker BioSpin becoming part of a publicly-traded company and, to a lesser degree, other acquisitions made during the nine months ended September 30, 2008.

Research and Development

Our research and development expense for the three months ended September 30, 2008 increased to $33.1 million, or 13.8% of product and service revenue, from $26.8 million, or 11.2% of product and service revenue, for the comparable period in 2007. The increase in research and development expenses is attributable primarily to increases in headcount and higher material costs associated with a number of new products recently released, or scheduled to be released over the next six months. Additionally, changes in foreign currency exchange rates, primarily the Euro, have contributed to an increase in research and development expense, as a majority of our research and development is performed in Europe.

Acquisition-Related Charges

On December 3, 2007, we announced that we had entered into a definitive agreement to acquire all of the stock of Bruker BioSpin. The acquisition of Bruker BioSpin was approved by our shareholders on February 25, 2008 and was completed on February 26, 2008. The acquisition represented a combination of companies under common control due to a majority of ownership of both Bruker Corporation and Bruker BioSpin by the same individuals and, as a result, transaction costs are expensed as incurred. There were no acquisition-related charges incurred during the three months ended September 30, 2008. During the three months ended September 30, 2007, we incurred and expensed acquisition-related charges totaling $0.5 million, which consisted primarily of legal and investment banking fees.

Interest and Other Income (Expense), Net

Interest and other income (expense), net during the three months ended September 30, 2008, was $0.8 million, compared to $1.6 million during the three months ended September 30, 2007.

During the three months ended September 30, 2008, the major component within interest and other income (expense), net, was gains on foreign currency transactions of $3.2 million partially offset by net interest expense of $2.7 million.

During the three months ended September 30, 2007, the major components within interest and other income (expense), net, were net interest income of $2.4 million and other income of $2.2 million partially offset by losses on foreign currency transactions of $2.9 million.

Provision (Benefit) for Income Taxes

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

The income tax provision (benefit) for the three months ended September 30, 2008, was $(2.0) million compared to an income tax provision (benefit) of $4.6 million for the three months ended September 30, 2007, representing effective tax rates of (12.3)% and 14.7%, respectively. The tax benefit in the third quarter of 2008 was primarily the result of reversing certain valuation allowances and reaching the more-likely-than-not threshold for recognizing certain tax receivables.

During the third quarter of 2008, two German subsidiaries in the BioSpin segment were merged into a third German subsidiary. As a result of the merger, we will be able to use certain net operating loss carryforwards that existed in the merged entities but had previously been fully reserved. The valuation allowance related to these net operating loss carryforwards was reversed in the third quarter of 2008 and resulted in a tax benefit of approximately $6.5 million.

Additionally, we established a profit and loss sharing agreement between two of the German subsidiaries of Bruker AXS Inc. during the third quarter of 2008. This agreement allows the losses of one entity to reduce the taxable income of the other entity. Prior to this agreement being put in place, certain deferred tax assets related to these entities had full valuation allowances. These valuation allowances were reversed during the third quarter of 2008 resulting in a tax benefit of approximately $1.2 million.

We received a $0.5 million refund of French taxes on inter-corporate dividends during the third quarter of 2008 which was recorded as a tax benefit. This refund related to withholding taxes paid in connection with dividends paid by a French subsidiary to its Swiss parent company in 2005 and 2006. At the end of 2007, as a result of a tax law change in France, we determined that a refund of these withholding taxes was uncertain and did not meet the more likely than not threshold for recording a tax receivable. As such, the 2005, 2006 and 2007 taxes paid on dividends from the French subsidiary to its Swiss parent were expensed through the income tax provision with no corresponding tax receivable recorded. Because the facts and circumstances around the dividends and the withholding taxes were the same for all three years and the 2005 and 2006 withholding taxes were refunded by the French government, we concluded that it is more likely than not that the 2007 French withholding taxes would also be refunded. As such, we also recorded a tax benefit of approximately $2.7 million during the third quarter of 2008 for the 2007 withholding tax receivable.

Minority Interest in Consolidated Subsidiaries

Minority interest in consolidated subsidiaries for the three months ended September 30, 2008 and September 30, 2007 was $0.1 million. The minority interest in subsidiaries represents the minority shareholders’ proportionate share of net income of those subsidiaries for the three months ended September 30, 2008 and 2007. The minority interest relates to our two majority-owned indirect subsidiaries, InCoaTec GmbH and Bruker Baltic Ltd.

Net Income

Our net income for the three months ended September 30, 2008, was $17.8 million, or $0.11 per diluted share, compared to net income of $26.7 million, or $0.16 per diluted share, for the comparable period in 2007.

Segment Results

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment for the three months ended September 30, 2008 and 2007 (dollars in thousands):

				Percentage
	2008	2007	$ Change	Change
BioScience	$141,187	$135,138	$6,049	4.5%
BioSpin	112,523	118,482	(5,959)	(5.0)%
Eliminations (a)	(11,646)	(11,860)	214
Total Revenue	$242,064	$241,760	$304	0.1%

(a) Represents product and service revenue between reportable segments.

BioScience Segment Revenues

BioScience segment revenue increased by $6.0 million, or 4.5%, to $141.2 million for the three months ended September 30, 2008, compared to $135.1 million for the comparable period in 2007. Included in this change in revenue is approximately $8.3 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue decreased by 1.6%. The decrease in revenue, excluding the effect of foreign exchange, is attributable to a decrease in sales of X-ray systems offset, in part, by higher sales of molecular spectroscopy systems and chemical detection systems. Revenue in the three months ended September 30, 2007 includes $0.8 million of molecular spectroscopy revenue that was recognized from our order with the Chinese State Food and Drug Administration. The order from the Chinese State Food and Drug Administration was completed during 2007 and we did not recognize any system revenue from this order during the three months ended September 30, 2008.

System revenue, other system revenue and aftermarket revenue as a percentage of total BioScience segment revenue were as follows during the three months ended September 30, 2008 and 2007 (dollars in thousands):

	2008		2007
		Percentage of		Percentage of
	Revenue	Segment Revenue	Revenue	Segment Revenue
System Revenue	$101,679	72.0%	$100,798	74.6%
Other System Revenue	8,587	6.1%	7,763	5.7%
Aftermarket Revenue	30,921	21.9%	26,577	19.7%
Total Revenue	$141,187	100.0%	$135,138	100.0%

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

BioSpin Segment Revenues

BioSpin segment revenue decreased by $6.0 million, or 5.0%, to $112.5 million for the three months ended September 30, 2008, compared to $118.5 million for the comparable period in 2007. Included in this change in revenue is approximately $5.3 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue decreased by 9.5%. The decrease in revenue, excluding the effect of foreign exchange, is attributable to decreases in magnetic resonance system revenues. Because of the nature of the magnetic resonance products sold by the BioSpin segment, particularly the complexity of the instruments coupled with relatively low volumes and high selling prices, BioSpin segment revenues are generally subject to a high degree of volatility when comparing any two quarters, whether they be year-over-year or sequential.

System and wire revenue, other system revenue and aftermarket revenue as a percentage of total BioSpin segment revenue were as follows during the three months ended September 30, 2008 and 2007 (dollars in thousands):

	2008		2007
		Percentage of		Percentage of
	Revenue	Segment Revenue	Revenue	Segment Revenue
System and Wire Revenue	$81,305	72.3%	$88,488	74.7%
Other System Revenue	2,016	1.8%	3,322	2.8%
Aftermarket Revenue	29,202	25.9%	26,672	22.5%
Total Revenue	$112,523	100.0%	$118,482	100.0%

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

Income from Operations

The following table presents income from operations and operating margins on revenue by reportable segment for the three months ended September 30, 2008 and 2007 (dollars in thousands):

	2008		2007
	Operating	Operating	Operating	Operating
	Income	Margin	Income	Margin
BioScience	$8,444	6.0%	$13,360	9.9%
BioSpin	10,047	8.9%	17,659	14.9%
Corporate, eliminations and other (a)	(3,358)		(1,203)
Total Operating Income	$15,133	6.3%	$29,816	12.3%

(a) Represents corporate costs not allocated to the reportable segments.

BioScience segment income from operations for the three months ended September 30, 2008 was $8.4 million, resulting in an operating margin of 6.0%, compared to income from operations of $13.4 million, resulting in an operating margin of 9.9%, for the comparable period in 2007.

Income from operations in the BioScience segment decreased as a result of lower gross margins as a percentage of total revenue and higher operating expenses for the three months ended September 30, 2008 relative to the comparable period in 2007. Lower gross margins were driven primarily by the mix of products sold and pricing pressure in certain product lines. The increase in operating expenses relates primarily to higher research and development expenses and higher sales and marketing expenses. The increase in costs are a result of increased headcounts in support of our new product development and planned revenue growth and higher material costs associated with a number of new products recently released, or scheduled to be released over the next six months. Changes in foreign currency exchange rates, primarily the Euro, also contributed to the increase in operating expenses as a majority of research and development in the BioScience segment is performed in Europe.

BioSpin segment income from operations for the three months ended September 30, 2008 was $10.0 million, resulting in an operating margin of 8.9%, compared to income from operations of $17.7 million and an operating margin of 14.9%, for the comparable period in 2007.

BioSpin segment income from operations decreased as a result of lower revenues and higher operating expenses for the three months ended September 30, 2008 when compared to the comparable period in 2007. While gross margins as a percentage of total revenue were unchanged in the third quarter of 2008 compared to the third quarter of 2007, lower revenues resulted in less gross profit. The increase in operating expenses is a result of increased headcounts in support of our planned revenue growth and new product development and higher material costs associated with a number of new products recently released, or scheduled to be released over the next six months. Changes in foreign currency exchange rates, primarily the Euro, also contributed to the increase in operating expenses, as a majority of research and development in the BioSpin segment is performed in Europe.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

Consolidated Results

The following table presents our results for the nine months ended September 30, 2008 and 2007 (dollars in thousands):

	Nine Months Ended
	September 30,
	2008	2007
Product revenue	$695,820	$607,624
Service revenue	92,328	77,605
Other revenue	3,817	2,409
Total revenue	791,965	687,638

Cost of product revenue	380,673	332,883
Cost of service revenue	59,455	49,184
Total cost of revenue	440,128	382,067
Gross profit	351,837	305,571

Operating expenses:
Sales and marketing	133,717	110,818
General and administrative	51,657	42,435
Research and development	100,808	80,462
Acquisition-related charges	6,153	544
Total operating expenses	292,335	234,259
Operating income	59,502	71,312

Interest and other income (expense), net	(7,848)	4,544
Income before income tax provision and minority interest in consolidated subsidiaries	51,654	75,856
Income tax provision	12,500	16,923
Income before minority interest in consolidated subsidiaries	39,154	58,933
Minority interest in consolidated subsidiaries	313	255
Net income	$38,841	$58,678
Net income per common share:
Basic	$0.24	$0.36
Diluted	$0.23	$0.36

Weighted average common shares outstanding:
Basic	162,531	161,351
Diluted	165,606	164,029

Revenue

Our revenue increased by $104.4 million, or 15.2%, to $792.0 million for the nine months ended September 30, 2008, compared to $687.6 million for the comparable period in 2007. Included in this change in revenue is approximately $62.1 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue increased by 6.1%. The increase in revenue, excluding the effect of foreign exchange, is attributable to increases in system and aftermarket revenues in the BioScience segment. BioScience segment revenues increased through growth of a number of product lines, particularly X-ray systems, molecular spectroscopy systems and chemical detection systems.

Cost of Revenue

Our cost of product and service revenue for the nine months ended September 30, 2008 was $440.1 million, resulting in a gross profit margin of 44.4%, compared to cost of product and service revenue of $382.1 million, resulting in a gross profit margin of 44.4%, for the comparable period in 2007. While gross profit margins were unchanged for the nine months ended September 30, 2008 in comparison to the nine months ended September 30, 2007, the increase in revenue described above resulted in gross margin improvement through better factory utilization. Improvements resulting from utilization were offset by the mix of products sold and increased pricing pressure in certain product lines.

Sales and Marketing

Our sales and marketing expense for the nine months ended September 30, 2008 increased to $133.7 million, or 17.0% of product and service revenue, from $110.8 million, or 16.2% of product and service revenue, for the comparable period in 2007. The increase in sales and marketing expense is attributable to increases in headcount in support of our planned revenue growth and higher commissions associated with the increase in revenue described above. Additionally, changes in foreign currency exchange rates, primarily the Euro, have contributed to an increase in sales and marketing expense.

General and Administrative

Our general and administrative expense for the nine months ended September 30, 2008 increased to $51.7 million, or 6.6% of product and service revenue, from $42.4 million, or 6.2% of product and service revenue, for the comparable period in 2007. The increase is attributable to additional headcount and was related primarily to Bruker BioSpin becoming part of a publicly-traded company and to a lesser degree, other acquisitions made during the nine months ended September 30, 2008.

Research and Development

Our research and development expense for the nine months ended September 30, 2008 increased to $100.8 million, or 12.8% of product and service revenue, from $80.5 million, or 11.7% of product and service revenue, for the comparable period in 2007. The increase in research and development expenses is attributable primarily to an increase in headcount and higher material costs associated with a number of new products recently released, or scheduled to be released over the next six months. Additionally, changes in foreign currency exchange rates, primarily the Euro, have contributed to an increase in research and development expense, as a majority of our research and development is performed in Europe.

Acquisition-Related Charges

On December 3, 2007, we announced that we had entered into a definitive agreement to acquire all of the stock of Bruker BioSpin. The acquisition of Bruker BioSpin was approved by our shareholders on February 25, 2008 and was completed on February 26, 2008. The acquisition represented a business combination of companies under common control due to a majority of ownership of both Bruker Corporation and Bruker BioSpin by the same individuals and, as a result, transaction costs are expensed as incurred. During the nine months ended September 30, 2008, we incurred and expensed acquisition-related charges totaling $6.2 million, which consisted of investment banking fees, legal fees and accounting fees. During the nine months ended September 30, 2007, we incurred and expensed acquisition-related charges totaling $0.5 million, which consisted primarily of legal and investment banking fees.

Interest and Other Income (Expense), Net

Interest and other income (expense), net during the nine months ended September 30, 2008 was $(7.8) million, compared to $4.5 million during the nine months ended September 30, 2007.

During the nine months ended September 30, 2008, the major component within interest and other income (expense), net, was losses on foreign currency transactions of $5.9 million. Foreign exchange losses of $12.2 million incurred in the first three months of 2008 was driven primarily by the re-measurement of certain foreign currency denominated assets, principally cash, inter-company receivables and a short-term inter-company loan, into the functional currency of the affected entities. The losses resulted from the weakening of the U.S. Dollar and the Euro relative to the Swiss Franc by approximately 11% and 3%, respectively, during the five weeks between the closing of the Bruker BioSpin acquisition and the end of the first quarter of 2008.

During the nine months ended September 30, 2007, the major component within interest and other income (expense), net, was net interest income of $5.4 million partially offset by losses on foreign currency transactions of $2.4 million.

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

The income tax provision for the nine months ended September 30, 2008 was $12.5 million compared to an income tax provision of $16.9 million for the nine months ended September 30, 2007, representing effective tax rates of 24.2% and 22.3%, respectively. The effective tax rate for the nine months ended September 30, 2008 was favorably impacted as a result of reversing certain valuation allowances and reaching the more-likely-than-not threshold for recognizing certain tax receivables. These favorable items were offset, in part, by acquisition-related charges and the foreign exchange losses that resulted in only modest tax benefits.

During the third quarter of 2008, two German subsidiaries in the BioSpin segment were merged into a third German subsidiary. As a result of the merger, we will be able to use certain net operating loss carryforwards that existed in the merged entities but had previously been fully reserved. The valuation allowance related to these net operating loss carryforwards was reversed in the third quarter of 2008 and resulted in a tax benefit of approximately $6.5 million.

Additionally, we established a profit and loss sharing agreement between two of the German subsidiaries of Bruker AXS Inc. during the third quarter of 2008. This agreement allows the losses of one entity to reduce the taxable income of the other entity. Prior to this agreement being put in place, certain deferred tax assets related to these entities had full valuation allowances. These valuation allowances were reversed during the third quarter of 2008 resulting in a tax benefit of approximately $1.2 million.

We received a $0.5 million refund of French taxes on inter-corporate dividends during the third quarter of 2008 which was recorded as a tax benefit. This refund related to withholding taxes paid in connection with dividends paid by a French subsidiary to its Swiss parent company in 2005 and 2006. At the end of 2007, as a result of a tax law change in France, we determined that a refund of these withholding taxes was uncertain and did not meet the more-likely-than-not threshold for recording a tax receivable. As such, the 2005, 2006 and 2007 taxes paid on dividends from the French subsidiary to its Swiss parent were expensed through the income tax provision with no corresponding tax receivable recorded. Because the facts and circumstances around the dividends and the withholding taxes were the same for all three years and the 2005 and 2006 withholding taxes were refunded by the French government, we concluded that it is more likely than not that the 2007 French withholding taxes would also be refunded. As such, we also recorded a tax benefit of approximately $2.7 million during the third quarter of 2008 for the 2007 withholding tax receivable.

The acquisition-related costs did not generate significant tax benefits for us because they were incurred primarily in the U.S. and the foreign exchange losses did not generate significant tax benefits for us because they occurred in foreign locations with relatively low tax rates.

Minority Interest in Consolidated Subsidiaries

Minority interest in consolidated subsidiaries for the nine months ended September 30, 2008 and September 30, 2007 was $0.3 million. The minority interest in subsidiaries represents the minority shareholders’ proportionate share of net income of those subsidiaries for the nine months ended September 30, 2008 and 2007. The minority interest relates to our two majority-owned indirect subsidiaries, InCoaTec GmbH and Bruker Baltic Ltd.

Net Income

Our net income for the nine months ended September 30, 2008, was $38.8 million, or $0.23 per diluted share, compared to $58.7 million, or $0.36 per diluted share, for the comparable period in 2007.

Segment Results

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment for the nine months ended September 30, 2008 and 2007 (dollars in thousands):

				Percentage
	2008	2007	$ Change	Change
BioScience	$444,409	$372,094	$72,315	19.4%
BioSpin	388,411	351,893	36,518	10.4%
Eliminations (a)	(40,855)	(36,349)	(4,506)
Total Revenue	$791,965	$687,638	$104,327	15.2%

(a) Represents product and service revenue between reportable segments.

BioScience Segment Revenues

BioScience segment revenue increased by $72.3 million, or 19.4%, to $444.4 million for the nine months ended September 30, 2008, compared to $372.1 million for the comparable period in 2007. Included in this change in revenue is approximately $30.3 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue increased by 11.3%. The increase in revenue, excluding the effect of foreign exchange, is attributable to increases in system revenues across several of the product lines, in particular X-ray systems, molecular spectroscopy systems and chemical detection systems, as well as higher aftermarket revenue. Revenues in the nine months ended September 30, 2007 include $4.9 million of molecular spectroscopy revenue that was recognized from our order with the Chinese State Food and Drug Administration. The order from the Chinese State Food and Drug Administration was completed during 2007 and we did not recognize any system revenue from this order during the nine months ended September 30, 2008.

System revenue, other system revenue and aftermarket revenue as a percentage of total BioScience segment revenue were as follows during the nine months ended September 30, 2008 and 2007 (dollars in thousands):

	2008		2007
		Percentage of		Percentage of
	Revenue	Segment Revenue	Revenue	Segment Revenue
System Revenue	$323,473	72.8%	$275,180	74.0%
Other System Revenue	30,566	6.9%	23,212	6.2%
Aftermarket Revenue	90,370	20.3%	73,702	19.8%
Total Revenue	$444,409	100.0%	$372,094	100.0%

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

BioSpin Segment Revenues

BioSpin segment revenue increased by $36.5 million, or 10.4%, to $388.4 million for the nine months ended September 30, 2008, compared to $351.9 million for the comparable period in 2007. Included in this change in revenue is approximately $31.8 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue increased by 1.3%.

System and wire revenue, other system revenue and aftermarket revenue as a percentage of total BioSpin segment revenue were as follows during the nine months ended September 30, 2008 and 2007 (dollars in thousands):

	2008		2007
		Percentage of		Percentage of
	Revenue	Segment Revenue	Revenue	Segment Revenue
System and Wire Revenue	$294,350	75.8%	$265,088	75.3%
Other System Revenue	14,151	3.6%	7,756	2.2%
Aftermarket Revenue	79,910	20.6%	79,049	22.5%
Total Revenue	$388,411	100.0%	$351,893	100.0%

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

Income from Operations

The following table presents income from operations and operating margins on revenue by reportable segment for the nine months ended September 30, 2008 and 2007 (dollars in thousands):

	2008		2007
	Operating	Operating	Operating	Operating
	Income	Margin	Income	Margin
BioScience	$26,920	6.1%	$30,427	8.2%
BioSpin	46,579	12.0%	48,855	13.9%
Corporate, eliminations and other	(13,997)		(7,970)
Total Operating Income	$59,502	7.5%	$71,312	10.4%

(a) Represents corporate costs not allocated to the reportable segments.

Income from operations for the BioScience segment in the nine months ended September 30, 2008, was $26.9 million, resulting in an operating margin of 6.1%, compared to income from operations of $30.4 million, resulting in an operating margin of 8.2%, for the comparable period in 2007.

Income from operations in the BioScience segment decreased, despite the increase in revenues, as a result of lower gross margins as a percentage of total revenue and higher operating expenses for the nine months ended September 30, 2008 when compared to the comparable period in 2007. Lower gross margins were driven primarily by the mix of products sold and pricing pressure in certain product lines. The increase in operating expenses relates primarily to sales and marketing expenses and research and development expenses. The higher costs are a result of increased headcounts in support of our planned revenue growth and new product development, higher commissions associated with our increase in revenue and higher material costs associated with a number of new products recently released, or scheduled to be released over the next six months. Changes in foreign currency exchange rates, primarily the Euro, also contributed to the increase in operating expenses, as a majority of research and development in the BioScience segment is performed in Europe.

BioSpin segment income from operations for the nine months ended September 30, 2008, was $46.6 million, resulting in an operating margin of 12.0%, compared to income from operations of $48.9 million, resulting in an operating margin of 13.9%, for the comparable period in 2007.

BioSpin segment income from operations decreased, despite improvement in gross margins, as a result of higher operating expenses for the nine months ended September 30, 2008 relative to the comparable period in 2007. The improvement in gross margin as a percentage of total revenue was primarily the result of improved factory utilization and, to a lesser degree, the mix of products sold. However, the increase in gross margins was more than offset by higher operating expenses, related primarily to sales and marketing expenses and research and development expenses. The costs are a result of increased headcounts in support of our planned revenue growth and new product development and higher material costs associated with a number of new products recently released, or scheduled to be released over the next six months. Changes in foreign currency exchange rates, primarily the Euro, also contributed to the increase in operating expenses, as a majority of research and development in the BioSpin segment is performed in Europe.

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

During the nine months ended September 30, 2008, net cash provided by operating activities was $19.0 million compared to net cash provided by operating activities of $32.9 million during the nine months ended September 30, 2007. Cash provided by operating activities in the nine months ended September 30, 2008 was attributable to the results of operations adjusted for non-cash items and a decrease in accounts receivable offset partially by an increase in inventory and decreases in customer advances and accounts payable. Cash provided by operating activities in the nine months ended September 30, 2007 was attributable to the results of operations adjusted for non-cash items offset partially by an increase in inventory and a decrease in customer advances.

During the nine months ended September 30, 2008, net cash used by investing activities was $41.0 million, compared to net cash used by investing activities of $20.6 million during the nine months ended September 30, 2007. Cash used by investing activities during the nine months ended September 30, 2008 was attributable to $39.8 million of capital expenditures and $10.6 million used for acquisitions and acquisition-related costs. These uses were offset partially by $9.6 million of proceeds from the sale of short-term investments. Capital expenditures during the nine months ended September 30, 2008 related primarily to the expansion of our facility in Ettlingen, Germany, which was completed in the third quarter of 2008. Cash used by investing activities during the nine months ended September 30, 2007 was attributable to $19.9 million of capital expenditures and $2.9 million for acquisitions.

During the nine months ended September 30, 2008, net cash used by financing activities was $235.9 million, compared to net cash used by financing activities of $35.6 million during the nine months ended September 30, 2007. Cash used by financing activities during the nine months ended September 30, 2008 was attributable to $386.0 million paid to certain shareholders in connection with the acquisition of Bruker BioSpin and $23.4 million of withholding taxes paid in connection with a dividend declared by Bruker BioSpin prior to the acquisition. These uses were offset, in part, by $172.7 million of net borrowings under various long-term and short-term credit facilities. Cash used by financing activities during the nine months ended September 30, 2007 was attributable to a $42.6 million dividend payment to the shareholders of Bruker BioSpin and $11.7 million in net repayments of short-term and long-term debt offset partially by $18.8 million in net proceeds from the offering of common stock, net of repurchases.

On February 26, 2008, we completed our acquisition of Bruker BioSpin for $914.0 million. The acquisition of Bruker BioSpin was financed with 57,544,872 shares of unregistered common stock valued at $526.0 million based on the trailing 10 day trading average closing price of $9.14 per share as of two days prior to the signing of the transaction agreements, $351.0 million of cash obtained under a new credit facility and the balance with cash on hand. The Credit Agreement with a syndication of lenders provides for a revolving credit line with a maximum commitment of $230.0 million and a term loan facility of $150.0 million. The outstanding principal under the term loan is payable in quarterly installments through December 2012. Borrowings under the Credit Agreement bear interest, at the Company’s option, at either (i) the higher of the prime rate or the federal funds rate plus 0.50%, or (ii) adjusted LIBOR, plus margins ranging from 0.40% to 1.25% and a facility fee ranging from 0.10% to 0.20%. As of September 30, 2008, the weighted-average interest rate of borrowings outstanding under the Credit Agreement was approximately 3.5%.

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

At September 30, 2008, we had outstanding debt totaling $214.0 million consisting of $170.6 million outstanding under the Credit Agreement, including $146.3 million drawn on a term loan and $24.3 million under revolving loans, $30.5 million outstanding under other long-term debt arrangements, $10.6 million outstanding under other revolving lines of credit and $2.3 million under capital lease obligations. At December 31, 2007, we had outstanding debt totaling $44.2 million consisting of $28.0 million outstanding under other long-term debt arrangements, $13.2 million outstanding under other revolving lines of credit and $3.0 million under capital lease obligations.

Amounts outstanding under other long-term debt arrangements at September 30, 2008 include both collateralized and uncollateralized arrangements with various financial institutions in Germany and Japan. The term of these arrangements also include fixed and variable interest rates ranging from 1.8% to 8.0% at September 30, 2008.

Amounts outstanding under other revolving lines of credit are with various financial institutions in Germany, Switzerland, Japan and France and have aggregate maximum borrowing amounts of approximately $76.2 million at September 30, 2008. With consideration to outstanding letters of credit drawn under revolving lines of credit, we had availability of approximately $51.3 million under other revolving lines of credit at September 30, 2008. Our revolving lines of credit are generally uncollateralized and bear interest at variable rates ranging from 1.5% to 9.8% at September 30, 2008. Effective February 26, 2008, we terminated a $75.0 million line of credit in the United States and replaced it with the revolving credit available under the Credit Agreement.

As of September 30, 2008, we have approximately $12.8 million of net operating loss carryforwards available to reduce future U.S. taxable income. These losses will expire in 2028. We also have U.S. tax credits of approximately $15.7 million available to offset future tax liabilities that expire at various dates. These credits include foreign tax credits of $12.6 million expiring in various years through 2017 and research and development tax credits of $3.1 million expiring through 2025. These operating losses and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

The following table summarizes maturities for our significant financial obligations as of September 30, 2008 (in thousands):

		Less than	1-3	4-5	More than
Contractual Obligations	Total	1 year	Years	Years	5 years
Revolving lines of credit	$34,937	$16,637	$18,300	$—	$—
Long-term debt arrangements, including current portion	176,728	26,912	54,018	95,798	—
Capital lease obligations	2,314	727	828	543	216
Uncertain tax contingencies	19,981	—	19,981	—	—
Total contractual obligations	$233,960	$44,276	$93,127	$96,341	$216

Uncertain tax contingencies are positions taken or expected to be taken on an income tax return that may result in additional payments to tax authorities. The amount in the preceding table includes interest and penalties accrued related to these positions as of September 30, 2008. The total amount of uncertain tax contingencies is included in the “1-3 Years” column as we are not able to reasonably estimate the timing of potential future payments. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.

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

Our foreign exchange losses, net, were $5.9 million and $2.4 million for the nine months ended September 30, 2008 and 2007, respectively. We will continue to evaluate our currency risks and may utilize foreign exchange contracts more frequently in order to mitigate our foreign currency exposures. From time to time, we have entered into foreign currency contracts in order to minimize the volatility that fluctuations in exchange rates have on our cash flows related to purchases and sales denominated in foreign currencies. At September 30, 2008, we had one outstanding forward contract with a notional amount of approximately $0.2 million that will mature in the fourth quarter of 2008.

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

In April 2008, we entered into an interest rate swap arrangement to pay a fixed rate of approximately 3.8% and receive a variable rate based on three month LIBOR through December 31, 2012. The initial notional amount of this interest rate swap is $90.0 million and amortizes in proportion to the term debt component of the Credit Agreement. At September 30, 2008, the outstanding notional amount of this swap was $87.8 million. We have determined that this swap is an effective hedge of the variability of cash flows of the interest payments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities  (“SFAS No. 133”).

In addition, in 2002 we entered into a cross currency interest rate swap arrangement under which we receive semiannual interest payments in Euros based on a variable interest rate equal to the nine-month EURIBOR rate in exchange for semiannual payments in Swiss francs at a fixed rate of 4.97% through December 2011. The initial notional amount of this cross currency interest rate swap was €5.0 million. In 1999, we entered into an interest rate swap arrangement to pay a 4.60% fixed rate of interest and receive a variable rate of interest based on the Securities Industry and Financial Markets Municipal Swap Index through December 2013. The initial notional amount of this interest rate swap arrangement was $2.2 million and amortized in proportion to the related debt agreement. We determined that these swap arrangements were not effective in offsetting the change in interest cash flows being hedged as defined by SFAS No. 133 and accordingly, changes in the fair value of these swap arrangements were being recorded in the unaudited condensed consolidated statements of operations as a component of interest and other income (expense), net. In the third quarter of 2008, we terminated the €5.0 million cross currency interest rate swap arrangement because of its ineffectiveness in offsetting the change in cash flows being hedged. We also terminated the $2.2 million interest rate swap in the third quarter of 2008 because the related debt was repaid.

A 10% increase or decrease in the average cost of our variable rate debt would not result in a material change in pre-tax interest expense.

Inflation

We do not believe inflation had a material impact on our business or operating results during any of the periods presented.

ITEM 4.	CONTROLS AND PROCEDURES

We have established disclosure controls and procedures that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) by others within our organization. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of September 30, 2008, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Except as set forth below, there have been no material changes to the legal proceedings disclosed in Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2007 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.

Our indirect subsidiary, Bruker Daltonik GmbH, is party to certain agreements with Agilent Technologies, Inc., as the successor to Hewlett-Packard Company.  A dispute has arisen between the parties concerning Agilent’s ability to terminate such agreements and the timing of any such termination.  Pursuant to the dispute resolution mechanism set forth in the agreements, the parties are presently engaged in discussions in an attempt to resolve their dispute.  If those discussions are unable to resolve the dispute, the parties may proceed to formal mediation as contemplated by the agreements. Independent of this dispute, Agilent notified the Company on September 24, 2008 that it would not extend the underlying agreements beyond their stated termination dates.

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 and in our Quarterly Report on Form 10-Q for the three months ended June 30, 2008, on October 10, 2007, Brian Lamy, a former employee of Bruker BioSpin Corporation, filed a complaint with the United States Department of Labor’s Occupational Health and Safety Administration (“OSHA”) alleging discriminatory employment practices in violation of Section 806 of the Sarbanes-Oxley Act arising from Bruker BioSpin Corporation’s termination of his employment in July 2007. At the time of the complaint, Bruker BioSpin Corporation was an affiliate of the Company under common control of the Company.  As a result of the Company’s acquisition of Bruker BioSpin, Bruker BioSpin Corporation is now a wholly-owned subsidiary of the Company.

Mr. Lamy also contacted the Securities and Exchange Commission regarding his complaint. The SEC contacted counsel for the Company in February 2008 regarding this matter. Counsel for the Company at that time provided the SEC various materials relating to the matter, and the Company intends to cooperate fully with any additional requests that may be made by the SEC for information or documents.

On July 17, 2008, Mr. Lamy withdrew his action from OSHA and filed in federal court in the District of Massachusetts a substantially similar complaint against Bruker BioSpin Corporation, Bruker Corporation and Dirk Laukien, alleging termination in violation of the Sarbanes-Oxley Act. On September 22, 2008, Mr. Lamy voluntarily dismissed his first federal court action, and subsequently filed in the same federal court a substantially similar complaint against only Bruker BioSpin Corporation and Bruker Corporation, entitled Brian Lamy v. Bruker BioSpin Corporation and Bruker Corporation f/k/a Bruker BioSciences Corporation.

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

Except as set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

Adverse conditions in the global economy and disruption of financial markets could negatively impact our customers and our results of operations and cash flow.

An economic downturn in the businesses or geographic areas in which we sell our products, or reductions in the level of government funding for scientific research, could reduce demand for these products and result in a decrease in sales volume that could have a negative impact on our results of operations and cash flow. Additionally, volatility and disruption of global financial markets could limit our customers’ ability to obtain adequate financing to maintain operations and proceed with planned or new capital spending initiatives, leading to a reduction in sales volume that could have a negative impact on our results of operations and cash flow.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As more fully described in the first paragraph of Note 3. Other Acquisitions to our unaudited condensed consolidated financial statements, which disclosure is incorporated by reference herein, on August 14, 2008 we issued 59,342 restricted unregistered shares of our common stock to certain sellers in connection with the acquisition of S.I.S. Surface Imaging Systems GmbH.

The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the third quarter of 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1—July 31, 2008	—	$—	—	—
August 1—August 31, 2008	20,000	13.65	—	—
September 1—September 30, 2008	—	—	—	—
Total	20,000	$13.65	—	—

All share repurchases were open-market purchases made by the Company’s Chief Executive Officer, were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Exchange Act and were previously disclosed on Forms 4 filed with the U.S. Securities and Exchange Commission.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

BRUKER CORPORATION

Date: November 10, 2008	By:	/s/ FRANK H. LAUKIEN, PH.D.
Frank H. Laukien, Ph.D. President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 10, 2008	By:	/s/ WILLIAM J. KNIGHT
William J. Knight Chief Financial Officer (Principal Financial and Accounting Officer)