Form 10-K
period 2008-12-31
BRUKER CORP
filed 2009-03-16
CIK 1109354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the fiscal year ended December 31, 2008
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2008 (the last business day of the registrant's most recently completed second fiscal quarter) was $652,383,629, based on the reported last sale price on the Nasdaq Global Select Market. This amount excludes an aggregate of 112,867,030 shares of common stock held by officers and directors and each person known by the registrant to own 10% or more of the outstanding common stock of the registrant as of June 30, 2008. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant. The number of shares of the registrant's common stock outstanding as of March 9, 2009 was 164,066,184.

DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Part III of this report (Items 10, 11, 12, 13 and 14) is incorporated by reference from Bruker Corporation's definitive Proxy Statement for its 2009 Annual Meeting of Stockholders.

BRUKER CORPORATION

ANNUAL REPORT ON FORM 10-K

        Any statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," "should," and similar expressions are intended to identify forward-looking statements. Any forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties. The factors that could cause actual future results to differ materially from current expectations include, but are not limited to, risks and uncertainties relating to adverse changes in conditions in the global economy and volatility in the capital markets, the integration of businesses we have acquired or may acquire in the future, changing technologies, product development and market acceptance of our products, the cost and pricing of our products, manufacturing, competition, dependence on collaborative partners and key suppliers, capital spending and government funding policies, changes in governmental regulations, intellectual property rights, litigation, exposure to foreign currency fluctuations and other factors, many of which are described in more detail in this Annual Report on Form 10-K under Item 1A. "Risk Factors" and from time to time in other filings we may make with the Securities and Exchange

Commission. While the Company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the Company's estimates change, and readers should not rely on those forward-looking statements as representing the Company's views as of any date subsequent to the date of the filing of this report.

        References to "we," "us," "our" or the "Company" refer to Bruker Corporation and, in some cases, its subsidiaries, as well as all predecessor entities.

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

PART I

ITEM 1.    BUSINESS

Our Business

        We design, manufacture, market and service proprietary life science and materials research systems and associated products to address the rapidly evolving needs of our customers in life science research and pharmaceutical, biotechnology and molecular diagnostics research, as well as in materials and chemical analysis in various industries and government applications. Our core technology platforms include X-ray technologies, magnetic resonance technologies, mass spectrometry technologies, optical emission spectroscopy and infrared and Raman molecular spectroscopy technologies. We also manufacture and distribute a broad range of field analytical systems for chemical, biological, radiological and nuclear, or CBRN, detection as well as superconducting wire products and devices. We maintain major technical and manufacturing centers in Europe, North America and Japan and we have sales offices located throughout the world. Our corporate headquarters are located in Billerica, Massachusetts.

        On February 26, 2008, we completed our acquisition of Bruker BioSpin. Both the Company and Bruker BioSpin were majority owned by six affiliated stockholders prior to the acquisition. As a result, the acquisition of Bruker BioSpin is considered a combination of companies under common control and has been accounted for at historical carrying values. Historical consolidated balance sheets, statements of operations, statements of cash flows and notes to the consolidated financial statements have been restated by combining the historical audited consolidated financial statements of Bruker Corporation with those of Bruker BioSpin.

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

  •
  commitment to innovative, reliable and performance enhancing products and solutions for our customers;

  •
  premier global brand;

  •
  extensive intellectual property portfolio; and

  •
  worldwide global manufacturing, distribution and logistics networks.

        Our strategy is to capitalize on our proven ability to innovate and generate rapid revenue growth, both organically and through acquisitions. We believe our commitment to be a significant leader within our markets, to drive above industry-standard growth and to leverage our research and development and distribution investments will enhance our operating margins and improve our earnings and cash flow generation.

Business Segments

        Following the acquisition of Bruker BioSpin, we changed our internal reporting structure to better reflect the way we manage and measure the performance of our business. Under the new reporting structure, we are organized into four operating segments, representing each of our four divisions: Bruker AXS, Bruker Daltonics, Bruker Optics and Bruker BioSpin. Bruker AXS is in the business of manufacturing and distributing advanced X-ray and OES-spark instrumentation used in non-destructive molecular and elemental analysis. Bruker Daltonics is in the business of manufacturing and distributing mass spectrometry instruments that can be integrated and used along with other analytical instruments. Bruker Optics is in the business of manufacturing and distributing research, analytical and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy technologies. Bruker BioSpin is in the business of manufacturing and distributing enabling life science tools based on magnetic resonance technology, as well as the development and manufacturing of low temperature superconductor and high temperature superconductor wires for use in advanced magnet technology and energy applications.

        We have combined the Bruker AXS, Bruker Daltonics and Bruker Optics operating segments into the BioScience reporting segment because each has similar economic characteristics, product processes and services, types and classes of customers, methods of distribution and regulatory environments. Management reports its results based on the following reportable segments:

  •
  BioScience.  The operations of this segment include the design, manufacture and distribution of advanced instrumentation and automated solutions based on X-ray technology, OES-spark technology, mass spectrometry technology and infrared and Raman molecular spectroscopy technologies. Typical customers of the BioScience segment include pharmaceutical, biotechnology, proteomics and molecular diagnostic companies, academic institutions, government agencies, semiconductor companies, chemical, cement, metals and petroleum companies, raw material manufacturers and food, beverage and agricultural companies.

  •
  BioSpin.  The operations of this segment include the design, manufacture and distribution of enabling life science tools based on its core technology, magnetic resonance, as well as the manufacturing and development of low temperature superconductor and high temperature superconductor wires for use in advanced magnet technology and in energy applications. Typical customers of the BioSpin segment include pharmaceutical and biotechnology companies, academic institutions, government agencies and chemical and polymer companies.

BioScience Segment

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

        Bruker Daltonics' mass spectrometers are sophisticated devices that measure the mass or weight of a molecule and can provide accurate information on the identity, quantity and primary structure of molecules. Our mass spectrometry-based solutions often combine advanced mass spectrometry instrumentation; automated sampling and sample preparation robots; reagent kits and other disposable products, called consumables, used in conducting tests, or assays; and powerful bioinformatics software. We offer mass spectrometry systems and integrated solutions for applications in multiple existing and emerging life-science markets including genomics, expression proteomics, clinical proteomics, metabolic and peptide biomarker profiling, drug discovery and development, molecular diagnostics research and molecular and systems biology, as well as basic molecular medicine research. Our substantial investment in research and development allows us to design, manufacture and market a broad array of products intended to meet the rapidly growing needs of our diverse customer base. Our customers include pharmaceutical companies, biotechnology companies, proteomics companies, molecular diagnostics companies, academic institutions and government agencies. In addition, we market some of our life science systems through strategic distribution arrangements. We are also a worldwide leader in supplying mass spectrometry-based and other systems for CBRN detection in emergency response, homeland security and defense applications.

        Bruker Optics manufactures and distributes research, analytical and process analysis instruments based on infrared (IR), near-infrared (NIR), FT-Raman, dispersive Raman and time-domain magnetic resonance (TD-NMR) spectroscopy. These products are utilized in industry, government and academia for a wide range of applications and solutions for life science, pharmaceutical analysis, food and agricultural analysis in research and development, quality control and process analysis applications. As with all spectroscopic techniques, vibrational spectroscopy can be used to identify a compound and to investigate the composition of a sample. Bruker Optics utilizes Fourier Transform (FT-IR, FT-NIR and FT-Raman) and the dispersive Raman measurement techniques on an extensive range of laboratory and process spectrometers. Infrared spectroscopy is a type of absorption spectroscopy that uses the infrared part of the electromagnetic spectrum. Raman spectroscopy relies on the Raman scattering of a monochromatic light that yields similar and complementary analytical information. Infrared and Raman spectroscopy are widely used in both research and industry as a simple, rapid, non-destructive and reliable technique for applications ranging from basic sample identification and quality control to advanced research. The Bruker Optics product line is complemented by a wide range of sampling accessories and techniques which include microanalysis, high-throughput screening and many others, to help users find suitable solutions to analyze their samples effectively.

BioSpin Segment

        Bruker BioSpin manufactures and distributes analysis instruments based on magnetic resonance. Magnetic resonance is a natural phenomenon occurring when a molecule, placed in a magnetic field, gives off a signature radio frequency. The signature radio frequency is characteristic of the particular molecule and provides a multitude of precise chemical and structural information. Depending on the application, we provide our customers with a magnetic resonance imaging system, known as MRI, a nuclear magnetic resonance system, known as NMR, or an electron paramagnetic resonance system, known as EPR. Our products, which have particular application in structural proteomics, drug discovery, research and materials science fields, provide our customers with the ability to determine the structure and function of specific molecules, such as proteins, and to characterize and determine the composition of materials. Our customers include pharmaceutical and biotechnology companies, academic institutions, government agencies and chemical and polymer companies.

Products and Solutions

BioScience Segment

        Bruker AXS' X-ray systems integrate powerful detectors with advanced X-ray sources, computer-controlled positioning systems, sample handling devices and data collection and analysis software to acquire, analyze and manage elemental and molecular information. These integrated solutions address many of the matter characterization and structure needs of the life science, pharmaceutical, semiconductor, raw material and research industries across a broad range of applications. We provide high speed, sensitive systems for a variety of areas, including three-dimensional structure determination, protein crystal screening and molecular structure determination for the structural proteomics market, as well as the small molecule drug discovery market. Additionally, we provide high-speed, automated systems for elemental analysis, as well as high throughput, cost-effective systems for other areas, including combinatorial screening. We also sell other systems such as thermal analyzers, primarily in Japan, which measure the physical characteristics of materials as a function of temperature and can be used in development, production and characterization of materials in a variety of industries.

        Bruker AXS X-ray systems are based on the following six core technology applications:

  •
  XRD—Polycrystalline X-ray diffraction, often referred to using the term X-ray diffraction;

  •
  XRF—X-ray fluorescence, also called X-ray spectrometry, including handheld XRF systems;

  •
  SCD—Single crystal X-ray diffraction, often referred to as X-ray crystallography;

  •
  MA—X-ray microanalysis;

  •
  Elemental Analysis—Optical emission spectroscopy for carbon, sulfur, oxygen, nitrogen and hydrogen (CS/ONH) metals analysis; and

  •
  Atomic Force Microscopy—High resolution imaging of surface topography.

        XRD systems investigate polycrystalline samples or thin films with single wavelength X-rays. The atoms in the polycrystalline sample scatter the X-rays to create a unique diffraction pattern recorded by a detector. Computer software processes the pattern and produces a variety of information, including stress, texture, qualitative and quantitative phase composition, crystallite size, percent crystallinity and layer thickness, composition, defects and density of thin films and semiconductor material. Our XRD systems combine modular, high precision and high quality ergonomic designs with broad applications for use in basic research and industrial process control. Our XRD systems contribute to a reduction in the development cycles for new products in the catalyst, polymer, electronic, optical material and semiconductor industries. Customers also use our XRD systems for analyses in a variety of other fields, including forensics, art and archaeology. Our current XRD system offerings include:

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

Product	Description
D8 FABLINE™	X-ray diffraction metrology system for process control in semiconductor fab lines.
D4 ENDEAVOR™	Fully enclosed high throughput general purpose diffraction system for quantitative and qualitative analysis of polycrystalline samples.
D2 CRYSO™	A bench-top crystal orientation Energy-dispersive (ED)-XRD analyzer for the determination of lattice orientations in growing and processing single crystal materials.
CRYSOTAX	Benchtop ED-X-ray diffraction system for determination of crystal lattice orientations in production and processing of optical and semiconductor single crystals.
VANTEC-1™ Detector	High speed detector for all diffraction applications requiring high speed measurements.
VANTEC-2000™	A 2-D detector based on proprietary MikroGap™ technology: large active area, high spatial resolution, low noise, and large dynamic range.
NanoSTAR™	Small angle X-ray scattering for analysis of polymers, biological materials, fibers, and nanopowders in solutions of 10 to 1,000 Angstroems.

        XRF systems determine the elemental composition of a material and provide a full qualitative and quantitative analysis. Our XRF systems direct X-rays at a sample, and the atoms in the sample absorb the X-ray energy. The elements in the sample then emit X-rays which are characteristic for each element. The system collects the X-rays, and the software analyzes the resulting data to determine the elements which are present. Our XRF products provide automated solutions on a turn-key basis in response to the industrial marketplace demand for automated, controlled production processes that reduce product and process cost, increase output and improve product quality. Our XRF products cover substantially all of the periodic table and can analyze solid, powder or liquid samples. In addition, our XRF products require minimal sample preparation. Our current XRF system offerings include:

Product	Description
S2 PICOFOX	Transportable benchtop total reflexion ED-XRF spectrometer for trace element analysis in pharma, geological, mining, environmental and food testing.
S2 RANGER™	All-in-one benchtop ED-XRF spectrometer for elemental analysis.
S4 PIONEER™	High performance WD-XRF spectrometer for use in demanding process control and quality assurance applications.
S8 TIGER™	High performance and high speed XRF spectrometer with innovative control concept for use in demanding process control and quality assurance applications.
EQUA ALL	Solutions software which enables quantification of elements in all concentration ranges when combined with the S2 RANGER.

Product	Description
QUANT SERIES	This handheld XRF series includes petro-quant, geo-quant and Restriction of Hazardous Substances (ROHS)-quant for analysis of unknown solid and liquid samples.
ARTAX
Handheld XRF instrument allowing for complete portability in non-destructive testing of works of art and archaeological samples. A typical application shows that the detected elemental composition can be correlated with materials used at a specific time or by a specific artist.

        SCD systems determine the three-dimensional structures of molecules in a chemical, mineral or biological substance being analyzed. SCD systems have the capability to determine structure in both small chemical molecules and larger biomolecules. SCD systems direct an X-ray beam at a solid, single crystal sample. The atoms in the crystal sample scatter the X-rays to create a precise diffraction pattern recorded by an electronic detector. Software then reconstructs a model of the structure and provides the unique arrangement of the atoms in the sample. This information on the exact arrangement of atoms in the sample is a critical part of molecular analysis and can provide insight into a variety of areas, including how a protein functions or interacts with a second molecule. Our SCD systems combine high sensitivity and rapid data collection to quickly generate accurate structures for use in the life sciences industry, academic research and a variety of other applications. Our current SCD system offerings include:

Product	Description
APEX II™ ULTRA	Consists of a compact detector with lower noise, higher sensitivity and wider dynamic range as well as electronics which are user selectable.
MICROSTAR-ULTRA II
X-ray source technology with rotating anode generators for protein crystallography in particular. Includes advances in anode design and electron and X-ray optics to achieve extraordinary brightness and X-ray intensity.
X8 PROTEUM™
Rotating anode generator based lab system with a high sensitivity CCD detector or our latest generation AXIOM detector and four-axis kappa goniometer for 3-D structural determination of biological macromolecules.
KAPPA APEX II, SMART APEX II	Combines the sensitive APEX II CCD with sophisticated kappa goniostat for sample positioning to be used for chemical crystallography.
APEX II DUO	Allows the user to instantaneously change wavelengths from molybdenum K-alpha to Copper K-alpha under software control. Useful for experiments that require or benefit from dual wavelength.
X8 PROSPECTOR
A photon-counting X-ray detector with an advanced microfocus sealed tube that produces a system with performance superior to conventional rotating anode systems. Useful for crystal screening applications or absolute structure determination.

Product	Description
SMART X2S	A bench-top system for chemical crystallography. It is completely automated from sample mounting and alignment through data collection and structure determination.
SMART BREEZE	Allows an automated molecular 3D structure analysis for the novice crystallographer.
APEX II QUAZAR	Features the IμS™ X-ray Source with high voltage microfocus sealed tube with high brilliance and high-performance focusing multilayer optics.

        MA systems analyze the chemical composition of materials under investigation in electron microscopes, utilizing the fact that atoms of different chemical elements irradiate X-rays of different, characteristic energy. The evaluation of the energy spectrum collected by an energy dispersive X-ray detector allows the determination of the qualitative and quantitative chemical sample composition at the current beam position. This technique provides high spatial resolution since the information is obtained from a small sample volume in the order of only a few microns. MA systems allow for simultaneous analysis of all elements in the periodic table, beginning with atomic number 5 (boron). Our MA systems are used for a wide range of applications including nanotechnology and advanced materials research, as well as materials analysis and quality control. Customers for MA systems include industrial customers, academia and government research facilities. Our current MA system offerings include:

Product	Description
QUANTAX EDS AND EBSD®	Modular EDS system for qualitative and quantitative X-ray microanalysis in scanning or transmission electron microscopes. QUANTAX features SDD X-ray detector technology for high resolution and high speed X-ray detection without the need for liquid nitrogen cooling. Our ESPRIT software suite provides analytical tools for a variety of applications.

        Elemental Analysis, including OES-spark, or optical emission spectrometers, and CS/ONH Analysis. OES are instruments for analyzing all types of metals. From pure metals trace analysis to high alloyed grades, OES-spark covers a broad range of applications for metals analysis. All relevant elements can be directly analyzed simultaneously. The technology uses an arc discharge to be ignited between an electrode and the compact metal sample, acting as a counter electrode. The sample surface is remelted, and applying energy causes atoms to jump to a higher orbit. Upon falling back, energy is released in the form of light. Atoms of a certain element emit light of specific wavelengths. Dispersing this light by means of a grating or prism into a spectrum allows the separation of wavelengths. By using very thin exit slits and photomultipliers the light of a distinct wavelength can be quantified. Certified standards are used to convert obtained light intensities into concentrations. Our OES-spark systems use the latest detector technology to offer fast and accurate read-outs. Systems for CS/ONH analysis can be used for applications in metal production and processing, chemicals and pharmaceuticals, ceramics and cement, coal processing and oil refining and semiconductors. Elemental Analysis system offerings include:

Product	Description
Q6 COLUMBUS	Bench-top vacuum spectrometer. A small system offering time-resolved spectroscopy. Suited for single-base applications in foundries, die-casters and secondary smelters in the iron, aluminum, copper, zinc, nickel, and many other metal businesses.
Q8 MAGELLAN
Stationary vacuum spectrometer with high-resolution 750 mm optical system. Equipped with all features necessary for optimized analysis of all types of metals. From single to multi-base applications, the system offers a maximum of 128 channels.
Q8 CORONADO
A fully automated metal analyzer that helps to reduce sample turnaround times and ensure consistent analytical quality. Available in different configurations for ferrous and non-ferrous applications. Performance is ensured by using our flagship OE spectrometer Q8 MAGELLAN within the automation system.
Q4 TASMAN	A benchtop CCD-based OES-spark offers simple routine handling, optimal analytical performance and cost effective operation with minimal maintenance.
G4 ICARUS CS HF
Is used for the rapid determination of carbon and sulfur in many different kinds of material, including steel, iron, alloys, non-ferrous metals, aluminum, titanium and alloys, zirconium and alloys, ores, ceramics, cement and limestone.
G4 ICARUS CS TF	Is used for both simultaneous or individual elemental analysis of carbon and sulphur in a nearly unlimited range of materials, including ores, steel, iron, alloys, ceramics, cement and limestone.

Product	Description
G8 GALILEO ON/H	Used for the rapid determination of oxygen, nitrogen and hydrogen in many different kinds of material, including steel, iron, alloys, non-ferrous metals, aluminum, titanium and alloys, zirconium and alloys, ores, ceramics and cement.
G4 PHOENIX DH	Used for the automatic determination of the diffusible hydrogen content in solid material, like steel, aluminum, welding materials and weld seams.

        AFM, or Atomic Force Microscopy, is relevant for applications in materials research, including semiconductors, data storage, electronic materials, solar cells, polymers and catalysts. AFM is a well-established method for ultra-high spatial resolution surface imaging and the characterization of surfaces down to atomic dimensions. AFM system offerings include:

Product	Description
N8 ARGOS	A compact and highly rigid stand equipped with an ultra precision vertical stage for nanometer accuracy with sophisticated algorithms to provide a smooth probe approach.
N8 NEOS
This system combines optical microscopy and scanning probe microscopy (SPM) in a single, optimized set up. This combination of AFM / SPM and a high power optical microscope on a rigid granite stand makes the system an effective and versatile inspection system.
N8 RADOS	This system is capable of identifying defects on hard disks, wafers and DVDs/CDs through the combination of a high quality research microscope, a scriber, and our automated platform.
N8 TITANOS
The system is designed to provide highest stability and precision in surface measuring applications. The single plane architecture with the rigid granite base provides advantages over multi-component metal-made translation systems. Higher strength, smaller thermal expansion and lower mass enables rapid positioning with improved accuracy.

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

Product	Description
microflex LT™	Compact benchtop MALDI-TOF mass spectrometer for clinical proteomics and routine analysis of peptides, proteins and other large molecules.
microflex™	Compact, research-grade benchtop MALDI-TOF mass spectrometer with gridless design of reflectron and microScout ion source for expression proteomics and clinical proteomics.

        These products can also utilize our AnchorChip microarrays that prepare samples for analysis. These microarrays employ patented microfluidics technology that improves sensitivity and reduces analysis time per sample by concentrating, or "anchoring," the sample in a precisely defined location.

        Using MALDI mass spectrometry, we have solutions that are able to classify and identify microorganisms quickly and reliably using high throughput. Applications are feasible in clinical diagnostics, environmental and taxonomical research, or in food processing or quality control. The robust method requires minimal sample preparation efforts and life cycle costs. Our MALDI Biotyper solution enables identification, taxonomical classification or dereplication of microorganisms like bacteria, yeasts, and fungi.

        ESI-TOF mass spectrometers utilize an electrospray ionization process to analyze liquid samples. This ionization process, which does not dissociate the molecules, allows for rapid data acquisition and analysis of large biological molecules. ESI-TOF mass spectrometers are particularly useful for: (a) identification, protein analysis and functional complex analysis in proteomics and protein function; (b) molecular identification in metabonomics, natural product and drug metabolite analysis; (c) combinatorial chemistry high throughput screening, or HTS; and (d) fast liquid chromatography mass spectrometry, or liquid chromatography mass spectrometry (LC/MS), in drug discovery and development. We currently offer the following ESI-TOF instruments:

Product	Description
maXis™	An ultra-high resolution (UHR) tandem mass spectrometer which is particularly useful for evaluating complex samples in metabolomics and biomarker discovery and provides improved accurate mass, high resolution and high sensitivity analysis at a speed able to take full advantage of ultra-high performance chromatography.
micrOTOF™-Q II	A compact benchtop system that offers fast, high resolution and accurate LC/MS/MS performance with the SmartFormula 3-D method for automated unambiguous molecular formula determination.
micrOTOF™
Benchtop system with high resolution across a broad mass range for small molecule accurate mass measurement and automated candidate molecular formula determination, as well as peptide biomarker discovery from plasma and serum samples.

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

Product	Description
apex® ultra	Easy-to-use, compact hybrid FTMS proteomics platform with the Apollo II high-sensitivity ion source and integrated electron capture dissociation tools for "top-down" proteomics, in which intact proteins are analyzed, and "bottom-up" proteomics, which involves enzymatically digesting proteins into peptides and identifying the protein from measurement of the peptides. Small molecule and drug imaging solutions available with smartbeam™ laser technology for drug development and biological and clinical research.
Magnets, 7-15 tesla
The apex® ultra can be configured with one of several magnet options ranging in fields from 7-15 tesla (purchased from Varian/Magnex or Bruker BioSpin). Infrared multiphoton dissociation is also available as an option.

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

Product	Description
HCTultra ETD II	Ion trap system with electron transfer dissociation (ETD) fragmentation for post-translational modifications (PTM) of peptides and protein discovery and characterization, based on our HCTultra™.
HCTultra™
The HCTultra provides optimal ion trap performance in terms of sensitivity, speed and mass accuracy providing enhanced proteomics and metabolomics data quality and gain per unit time for LC/MS(MS) applications. ETD II module available for ultra-sensitive analysis of PTMs, such as phosphorylations or glycosylations, up to 12 kDa proteins.
HCT™	Combines high ion storage capacity with fast scan modes for small molecule analysis as well as proteomics.
esquire6000™
Ion trap system provides standard and high performance MS and MS(n) for liquid chromatography mass spectrometry applications in drug discovery, drug development, academic research and general LC/MS(MS).

        Our mass spectrometers can be combined with solutions packages and sample preparation robots designed to enhance throughput of genomics, proteomics and metabonomics analysis. Sales of our solutions packages and sample preparation robots are included in combination with sales of our four mass spectrometry platforms, as well as in our aftermarket business. We currently offer the following solution packages:

Product	Description
EASY-nLC	A compact and innovative nano-HPLC system for state-of-the-art proteomics laboratories. Split-free binary gradient mixing down to the low nanolitre/min range are made possible by precise direct drive pumps with software which fully integrates the EASY-nLC with Bruker Daltonics mass spectrometry systems.
ClinProt™	Provides a set of tools for the preparation, measurement and visualization of peptide and protein biomarkers for clinical proteomics.
Proteineer™
Integrates our mass spectrometers with robotics and bioinformatics to deliver maximum productivity in high throughput and high information content expression proteomics, including spot picking from 2-D gels into 96 and 384 micro well plates, automated digestion of proteins, sample preparation for mass spectrometric analysis, and data interpretation.
Metabolic Profiler™ NMR/TOF
Combines the structural and quantitative strengths of NMR and the sensitivity and exact mass capabilities of ESI-TOF mass spectrometry in an integrated hardware and processing software platform to create an integrated system for metabolic research and drug development. This system is co-marketed with Bruker BioSpin.
ProteinScape™	Organizes all relevant data for larger expression proteomics projects, including gel data, mass spectra, process parameters, and search results.

        We sell a wide range of portable analytical and bioanalytical detection systems and related products for CBRN detection. Our customers use these devices for nuclear, biological agent and chemical agent defense applications, anti-terrorism, law enforcement and process and facilities monitoring. Our CBRN detection products use many of the same technology platforms as our life science products, as well as additional technologies, including infrared remote detection and ion mobility spectrometry for handheld chemical detectors. We also provide integrated, comprehensive detection suites which include our multiple detection systems, consumables, training and simulators. Detection product offerings include:

Product	Description
EM640™ Series	Transportable GC-MS ideal for emergency response.
MM-1 and MM-2	Mobile MS for automatic detection of chemical substances.
OPAG	Remote infra-red sensor for atmospheric pollutants.

Product	Description
RAID™ Series	Portable and stationary automated ion mobility detectors for chemical agents and toxic industrial chemicals detection.
RAPID™	Long-range infrared detector for chemical substance clouds.
SVG-2™	Solid-state radiation detector.

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

  •
  FT-IR—Fourier transform infrared spectroscopy;

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

        FT-IR is an interferometry-based IR technology offering a faster, more sensitive means of analysis than traditional IR spectroscopy. FT-IR is more time efficient because an entire spectrum is collected at once, rather than sequentially scanning from one wavelength to another across the spectrum. Traditional FT-IR users include the pharmaceutical, petrochemical, forensic/analytical, materials science and research sectors. We currently offer the following FT-IR solutions:

Product	Description
ALPHA Series	Entry level, FT-IR spectrometer designed for routine QA/QC and teaching purposes.
TENSOR™ Series	Routine to research level spectrometer designed for use in analytical laboratories, research and quality control.
VERTEX Series
Routine to research level instruments designed for demanding research and development experiments such as high resolution, ultra fast rapidscan and step-scan. Spectral ranges include very Far IR to UV/vis measurements.
IFS 125HR
The IFS 125HR is designed for high-resolution spectroscopy laboratories. In either absorption or emission mode, the IFS 125HR can resolve highly complex spectra into discrete lines for recognition and spectral assignment.
HYPERION™ Series	FT-IR microscopes for infrared microanalysis and chemical imaging.
EM 27	This open path gas analyzer is for remote sensing of hazardous atmospheric compounds. The system performance allows real-time field screening analysis.

        FT-NIR is a more recent addition to laboratory NIR technologies. This technological advancement is heavily utilized in the pharmaceutical, food/agriculture and chemical industries. Given that FT-NIR instruments measure the entire spectrum simultaneously, they are faster and more sensitive, with lower noise levels. The inherent design of an FT-NIR system also provides for an internal calibration on every scan and it is ideal for process environments. The pharmaceutical industry is the leading user of FT-NIR instruments, and applications include quality control, research and development, and process analytical technology. The food and agricultural industry is the second largest user of FT-NIR instrumentation, with much of its demand derived from the large installed base of conventional dispersive NIR systems that have long been used in that area. We currently offer the following FT-NIR solutions:

Product	Description
MPA™	Combines multiple sampling techniques of near infrared spectroscopy into a single unit for analyzing solids, liquids, powders and tablets.
MATRIX™-F
A versatile instrument with applications ranging from raw material identification to quality control of finished products. It can be used as a standalone system for method development and then move directly into a process application. It is designed to withstand harsh environments.
MATRIX™-I
FT-NIR spectrometer designed for QA/QC analysis and equipped with an integrating sphere in the sampling area which permits fast and easy analysis using the diffuse reflectance technique. Samples can be measured directly in their containers or poured into standard cups. This method is ideal for measuring large amounts of materials and is particularly useful for analyzing inhomogeneous samples or large particle size items such as grains or seeds.

        FT-Raman spectroscopy is the measurement of the wavelength and intensity of inelastically scattered light utilizing an interferometer. The Raman scattered light occurs at wavelengths that are shifted from the incident light by the energies of molecular vibrations. Like FT-IR, the Raman spectrum provides information on molecular structure. The mechanism of Raman scattering is different from that of infrared absorption, in that Raman and IR spectra provide complementary information. Typical applications are in structure determination, qualitative analysis and quantitative analysis. Raman is useful for the identification of both organic and inorganic compounds and functional groups. It is a non-destructive technique, and can be used for the analysis of both liquids and solid surfaces. Raman is well suited for use in the polymer and pharmaceutical industries, and has applications in the metals, electronics, semiconductor and pulp and paper industries. The technique also has applications in life sciences, forensics and artwork authentication. We currently offer the following FT-Raman solutions:

Product	Description
RAM II	Dual channel FT-Raman accessory for Bruker Optics FT-IR spectrometers designed for researchers who seek flexibility of using different Raman laser wavelengths in combination with FT-IR spectroscopy.
RamanScopeIII	FT-Raman microscope with high throughput optics and liquid nitrogen cooled Germanium detector that offers ultra-low signal detection with minimal noise, assuring excellent sensitivity.

Product	Description
MultiRAM	This FT-Raman spectrometer is a dedicated Raman system for analytical process control applications. Rugged components, such as hazardous environment protected Raman probes and the industrially hardened spectrometer parts, make the MultiRAM ideal for use in process environments.
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

Product	Description
SENTERRA	This dispersive Raman microscope is designed to provide high performance in a compact and flexible platform and is a confocal system that can accommodate multiple excitation wavelengths with the highest possible spatial resolution.
SENTINEL®
Raman spectrometer developed for process control and automated lab applications that utilizes an On-Axis spectrograph, optimized for Raman spectroscopy and one standard grating covering the most widely used Raman signature range. The system features aberration free imaging, low noise CCD and innovative technology in signal processing, resulting in excellent signal to noise ratio and maximum performance.
SURE_SPECTRUM	OEM dispersive Raman imaging spectrograph and scanning monochromator that features dual exit ports for flexibility.

        Other system revenues in the BioScience segment relate primarily to the distribution of products not manufactured by the operating segments in the BioScience segment. Other system revenues contributed $10.0 million, $8.8 million and $8.0 million of revenue in 2008, 2007 and 2006, respectively.

        Aftermarket revenues in the BioScience segment include accessory sales and consumables. In addition, upon expiration of the warranty period associated with a system sale, which is typically one year, we also generate service revenues from our customers through service contracts, repair calls, training and other support services. Service revenue is generated either through post-warranty service contracts or on-demand service calls. Aftermarket revenues contributed $119.5 million, $108.2 million and $93.6 million of revenue in 2008, 2007 and 2006, respectively.

BioSpin Segment

        Bruker BioSpin systems integrate a radio frequency source and transmitter, one or more sensitive detectors, a magnet sized for the particular application and operating and analysis software to acquire and analyze radio frequency signatures that are given off when a molecule is placed in a magnetic field. These solutions address many of the matter characterization needs of the pharmaceutical and biotechnology industries and also have applications in advanced materials research, materials analysis and quality control. In addition, BioSpin develops superconducting wire materials that can be used in a variety of applications including power cables, motors, generators and superconducting magnets.

        Bruker BioSpin magnetic resonance systems are based on the following three core technology applications:

  •
  NMR—Nuclear magnetic resonance;

  •
  MRI—Magnetic resonance imaging; and

  •
  EPR—Electron spin resonance.

        NMR is a qualitative and quantitative analytical technique used to determine the molecular structure and purity of a sample. NMR can also provide physical property and molecular dynamics information such as conformational exchange, phase changes, solubility and diffusion. Molecules are placed in a magnetic field and give off a radio frequency signature that is recorded by a sensitive detector. Analysis software helps to determine the molecular structure of the sample. NMR is a technique that is used in academia, pharmaceutical and biotechnology companies and by other industrial users in life science and material science research. We currently offer the following NMR systems:

Product	Description
Avance III™	NMR platform for liquids, solid state and imaging applications. Available with shield superconducting magnets from 300 to 950 MHz. Electronic platform includes high speed RF generation and data acquisition with modular and scalable transmitter and receiver channel architecture. Available with high throughput automation options.
Avance III™ Nanobay
Compact NMR platform available at 300 and 400MHz for a wide range of chemical applications. Open access instrument that is designed for small analytical laboratories. Includes our NMR encyclopedia, the NMR Guide, which provides straightforward descriptions of various NMR applications.

Product	Description
Metabolic Profiler™	NMR platform for conducting metabonomics studies, traditional metabolism studies, and analysis of complex mixtures. Designed for studying drug efficacy and toxicology. Can be used to identify biomarker compounds in clinical research for early disease detection and monitoring.
JuiceScreener™
NMR platform for high throughput automated juice quality assessment. Provides quantification of relevant organic ingredients in fruit juices. Analysis provides origin authenticity, species purity, fruit content, false labeling, production process control and sample similarity.

        NMR can also be used in hyphenated analytical techniques combining mass spectrometry and chromatography and certain other well-established laboratory tools. Further developments even combine various techniques into an LC-NMR/NMR-MS system. The use of solid phase extraction provides an efficient interface between chromatography and NMR with demands for special types of flow probes.

        MRI is a process of creating an image from the manipulation of hydrogen atoms in a magnetic field. In the presence of an external magnetic field, atoms will align with or against the external magnetic field. Application of a radio frequency causes the atoms to jump between high and low energy states. MRI and magnetic resonance spectroscopy, or MRS, include many methods including diffusion-weighted, perfusion-weighted, molecular imaging and contrast-enhance. Customers use our MRI systems in pharmaceutical research including metabonomics, in vivo MRS, degenerative joint diseases, oncology and cardiovascular disorders. We currently offer the following NMR systems:

Product	Description
BioSpec™	MRI platform for broad research program in the life sciences that utilizes MRI/MRS for the study of disease and metabolism. Available with shielded magnets from 4.7 to 11.7 Tesla. Ideal for small animal MR imaging application in biomedical and preclinical research. Available with MRI CryoProbe technology offering ultra high spatial resolution.
ClinScan™
7 Tesla MRI scanners designed to further facilitate translational research in the field of preclinical and molecular imaging. Uses Siemens Medical syngo MR clinical user interface to facilitate straightforward transfer of protocols to clinical systems.
PharmaScan™
MRI platform which is easy-to-use and easy-to-install. A cost effective MR-system designed for MRI applications on small animals such as mice and rats in the field of routine pharmaceutical, biomedical and molecular imaging research.

        EPR is a process of absorption of microwave radiation by paramagnetic ions or molecules with at least one unpaired electron that spin in the presence of a static magnetic field. EPR detects unpaired electrons unambiguously, where other techniques can only provide indirect evidence of their presence. In addition, EPR can identify the paramagnetic species that are detected, which present information on the molecular structure near the unpaired electron and give insight into dynamic processes such as molecular motions or fluidity. Our EPR instruments are used for a wide range of applications including advanced materials research, materials analysis and quality control. We currently offer the following EPR instruments:

Product	Description
ELEXSYS™	EPR research platform with high sensitivity in CW-EPR at X-Band and outstanding performance and flexibility. Offers freedom in acquisition modes from basic CW-EPR to CW- and Pulsed ENDOR, to FT-EPR and ELDOR (DEER) at microwave frequencies ranging from 1 GHz (L-Band), to W-Band. Designed for open-ended expandability with multi-frequency and multi-resonance capabilities with seamless integration.
EMXplus™ and EMXmicro™
A versatile EPR platform for routine research with rapid and high quality data. The EMXplus features includes CW-ENDOR, a technique to disentangle and simplify complex EPR spectra. The EMXmicro is a fully digital, highly integrated spectrometer featuring field controller and signal processor with unsurpassed resolution and precision occupying a footprint of a tower PC.
e-scan™
Bench-top EPR platform for dedicated and customized turn-key applications for specific quality control applications as well as systems for medical and pharmaceutical R&D applications of Reactive Oxygen Species and Reactive Nitrogen Species.

        Other system revenues in the BioSpin segment relate primarily to the distribution of products not manufactured in the BioSpin segment. Other system revenues contributed $18.1 million, $15.2 million and $5.9 million of revenue in 2008, 2007 and 2006, respectively.

        Aftermarket revenues in the BioSpin segment include accessory sales and consumables. In addition, upon expiration of the warranty period associated with a system sale, which is typically one year, we also generate service revenues from our customers through service contracts, repair calls, training and other support services. Service revenue is generated either through post-warranty service contracts or on-demand service calls. Aftermarket revenues contributed $107.1 million, $124.2 million and $104.1 million of revenue in 2008, 2007 and 2006, respectively.

Research and Development

        We commit substantial capital and resources to internal and collaborative research and development projects in order to provide innovative products and solutions to our customers. We conduct research primarily to enhance system performance and improve the reliability of existing products, and to develop new innovative products and solutions. We expensed $133.8 million, $110.8 million and $102.6 million in 2008, 2007, and 2006, respectively, for research and development purposes. Our research and development efforts are conducted for the relevant products within each of the operating segments, as well as in collaboration on areas such as microfluidics, automation and workflow management software.

BioScience Segment

        Bruker AXS maintains technical competencies in core X-ray technologies and capabilities, including detectors used to sense X-ray diffraction patterns, X-ray sources and optics that generate and focus the X-rays, robotics and sample handling equipment which hold and manipulate the experimental material, and software that generates the structural data. Recent projects include refining next generation high brilliancy optics and microsources, developing new high power X-ray sources for X-ray diffraction and protein crystallography applications, developing a system with combined XRD and Raman technology for applications in high throughput combinatorial analysis, developing a new large solid angle, high resolution, high throughput energy dispersive X-ray detector for microanalysis, creating a high sensitivity area detector system and developing other solution-based technologies and software applications. In the past, Bruker AXS has accepted some sponsored research contracts, mainly from private sources. The research and development performed by Bruker AXS is primarily conducted at our facilities in Karlsruhe, Germany, Madison, Wisconsin, U.S.A., Berlin, Germany, Kennewick, Washington, U.S.A., and Kalkar, Germany.

        Bruker Daltonics maintains technical competencies in core mass spectrometry technologies and capabilities, including MALDI and ESI ion sources; TOF, TOF/TOF, and MS analyzers; bioinformatics; and software. Bruker Daltonics also accepts some sponsored research contracts from external agencies such as government or private sources. Historically, we have been the recipient of government grants from Germany and the United States for various projects related to early-stage research and development. We have generally retained at least non-exclusive rights to any items or enhancements we develop under these grants. The German government requires that we use and market technology developed under grants in order to retain our rights to the technology. The research and development performed by Bruker Daltonics is primarily conducted at our facilities in Bremen, Germany, Leipzig, Germany and Billerica, Massachusetts, U.S.A.

        Bruker Optics maintains technical competencies in core vibrational spectroscopy technologies and capabilities, including FT-IR, FT-NIR, FT-Raman and Dispersive Raman. Recent advancements include an application to detect counterfeit drugs in conjunction with the Chinese State Food and Drug Administration. Another recent development is the ALPHA FT-IR, which is Bruker Optics' smallest FT-IR and is based on our patented ROCKSOLID interferometer design. In the past, Bruker Optics has accepted some sponsored research contracts, primarily from the German government. The research and development performed by Bruker Optics is primarily conducted at our facilities in Ettlingen, Germany and The Woodlands, Texas, U.S.A.

BioSpin Segment

        Bruker BioSpin maintains technical competencies in core magnetic resonance technologies and capabilities, including MRI, NMR and EPR. Recent advancements include the development of ultrahigh field 'US Plus' magnets, which allow placement in relatively smaller laboratory spaces than were needed for previous generations of high field magnets. Other recent developments include the development of a 7-tesla whole-body magnet that was developed as an OEM product for medical imaging suppliers. We also advanced the development of our Complete Molecular Confidence application, which improved the efficiency of synthetic chemists in the verification of their compounds. Finally, we have completed our Solid State Dynamic Nuclear Polarization Device which will give researchers a new tool to explore large signal enhancements. Bruker BioSpin has accepted some sponsored research contracts, primarily from the German government. The research and development performed by Bruker BioSpin is primarily conducted at our facilities in Karlsruhe, Germany, Wissembourg, France, Zurich, Switzerland and Billerica, Massachusetts, U.S.A.

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

Competition

        Our existing products and solutions and any products and solutions that we develop in the future may compete in multiple, highly competitive markets. Many of our potential competitors in these markets have substantially greater financial, technical and marketing resources than we do. They may offer or succeed in developing products that could render our products or those of our strategic partners obsolete or noncompetitive. In addition, many of these competitors have significantly more experience in the life sciences and materials markets. Our ability to compete successfully will depend on our ability to develop proprietary products that reach the market in a timely manner and are technologically superior to and/or are less expensive, or more cost effective, than other products marketed by our competitors. Current competitors or other companies may possess or develop technologies and products that are more effective than ours. Our technologies and products may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors.

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

BioScience Segment

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

        Bruker Daltonics competes with a variety of companies that offer mass spectrometry-based systems. Bruker Daltonics' competitors in the life sciences area include a division of Life Technologies (formerly Applied Biosystems/MDS Sciex), Agilent, GE-Healthcare, Waters, Thermo Fisher Scientific (which includes Finnigan), Shimadzu/Kratos, Hitachi, JEOL and various automation companies. Bruker Daltonics' CBRN detection customers are highly fragmented, and we compete with a number of companies in this area, of which the most significant competitor is Smith Detection which is located in the U.K.

        Bruker Optics competes with a variety of companies that offer molecular spectrometry-based systems, including Thermo Fisher Scientific (which includes Nicolet), Perkin Elmer, Varian, Foss, ABB Bomen, Renishaw, Buchi, Shimadzu, JEOL and Oxford Instruments. There are also several smaller companies we compete with, specializing in various markets.

BioSpin Segment

        Bruker BioSpin competes with companies that offer magnetic resonance spectrometers including Varian, JEOL and Oxford Instruments. There are also several smaller companies we compete with that specialize in various markets.

Sales and Marketing

        We maintain direct sales forces throughout most of North America, Europe, Japan, Asia/Pacific and Australia. We have well-equipped application and demonstration facilities and qualified application personnel who assist customers and provide product demonstrations in specific application areas. We maintain our primary demonstration facilities at our production facilities as well as in other key markets.

        We also utilize indirect sales channels to reach customers. We have various international distributors, independent sales representatives and various other representatives in parts of Asia, Latin America, and Eastern Europe. These entities provide coverage in areas where we do not have direct sales personnel. In addition, we have adopted a distribution business model where we engage in strategic distribution alliances with other companies to address certain market segments.

BioScience Segment

        The typical sales cycle for Bruker AXS' products is anywhere from a few days for handheld systems to six to twenty-four months for other products. The sales cycle is typically three to twenty-four months for academic products and six weeks to twelve months for industrial products. The length of Bruker AXS' sales cycles is primarily dependent on the budgeting cycles of its customers. The typical time between Bruker Daltonics' first customer contact and its receipt of a customer's order for life science systems is three to six months for most product lines. However, this sales cycle can be in excess of a year when a customer must budget the product into an upcoming fiscal year. CBRN detection products can have multi-year sales cycles for large production contracts. The typical sales cycle for Bruker Optics' products is three to six months.

BioSpin Segment

        The length of the BioSpin sales cycle is primarily dependent on the budgeting cycles of its customers. The sales cycle is typically twelve to twenty-four months.

Seasonal Nature of Business

        We experience highly variable and fluctuating revenues in the first three quarters of the year, while our fourth quarter revenues have historically been stronger than the rest of the year.

Intellectual Property

        Our intellectual property consists of patents, copyrights, trade secrets, know-how and trademarks. Protection of our intellectual property is a strategic priority for our business because of the length of time and expense associated with bringing new products through the development process and to the marketplace. We have a substantial patent portfolio, and we intend to file additional patent applications as appropriate. We believe our owned and licensed patent portfolio provides us with a competitive advantage. This portfolio permits us to maintain access to a number of key technologies. We license our owned patent rights where appropriate. We intend to enforce our patent rights against infringers, if necessary.

        The patent positions of life sciences tools companies involve complex legal and factual questions. As a result, we cannot predict the enforceability of our patents with certainty. In addition, we are aware of the existence from time to time of patents in certain countries which, if valid, could impair our ability to manufacture and sell products in these countries.

        Bruker Daltonics is a party to an agreement dated as of August 10, 1998 with Indiana University's Advanced Research and Technology Institute (IU-ARTI), which is the technology transfer arm of Indiana University, pursuant to which we have been granted an exclusive license to specified patent rights and products including three patents that relate to time-of-flight mass spectrometry. We pay IU-ARTI royalties under this agreement and have agreed to allow IU-ARTI to utilize any improvements that we make to the licensed products for research and educational purposes on a non-exclusive, royalty-free basis. IU-ARTI may terminate the agreement if we default on our obligations or become bankrupt. We may terminate the agreement with six months notice. The license granted by the agreement expires at expiration of the licensed patent rights which begin to expire in 2014. In connection with a previous collaboration agreement between Bruker Daltonics and IU-ARTI, IU-ARTI has agreed to perform experiments for Bruker Daltonics, as requested, in exchange for a flat fee and a percentage fee of any sales of products developed for us by IU-ARTI.

        Bruker Daltonics is also a party to an agreement with Life Technologies (formerly the agreement was with Applied Biosystems), and IU-ARTI. The agreement is for the licensing of a portfolio of significant mass spectrometry patents. As part of the agreement, we have been appointed the exclusive agent for licensing this combined intellectual property to the life-science industry. These patent portfolios relate to MALDI-TOF mass spectrometry and cover the significant technology called Space-Velocity Correlation Focusing (SVCF), or Delayed Extraction. This technology improves both accuracy and sensitivity, and is implemented in most modern MALDI-TOF systems. As licensing agent for IU-ARTI's SVCF patents, we have granted Life Technologies a sub-license in exchange for multi-year payments. Bruker Daltonics and Life Technologies also have cross-licensed each other on their respective patent portfolios related to this technology. In addition, as exclusive licensing agent, Bruker Daltonics has granted Waters Corporation a sub-license for a portfolio of these SVCF patents owned by Indiana University, Life Technologies and Bruker Daltonics, in exchange for a one-time technology access fee and multi-year payments.

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

        Our management considers Bruker, Bruker Corporation, Bruker BioSciences, Bruker AXS, Bruker BioSpin, Bruker Daltonics and Bruker Optics to be our material trademarks.

        We are a party to various government contracts. Under some of these government contracts, the government may receive license or similar rights to intellectual property developed under the contract. However, under the government contracts we enter we generally receive no less than non-exclusive rights to any items or technologies we develop.

Manufacturing and Supplies

        Several of our manufacturing facilities are certified under ISO 9001:2000, the most rigorous of the international quality standards. We manufacture and test our X-ray and OES products at our facilities in Madison, WI, U.S.A., Karlsruhe, Germany, Berlin, Germany, Kalkar, Germany, Kennewick, Washington, U.S.A. and Yokohama, Japan. We manufacture and test our mass spectrometry products, including CBRN detection products, at our facilities in Billerica, Massachusetts, U.S.A., Bremen, Germany, and Leipzig, Germany. In addition, we manufacture and test our molecular spectroscopy products at our facilities in Billerica, Massachusetts, U.S.A., The Woodlands, Texas, U.S.A., and Ettlingen, Germany. We manufacture and test our magnetic resonance products at our facilities in Karlsruhe, Germany, Wissembourg, France, Zurich, Switzerland and Billerica, Massachusetts, U.S.A. Manufacturing processes at our facilities in Germany include all phases of manufacturing, including machining, fabrication, subassembly, system assembly, and final testing. Our other facilities primarily perform high-level assembly, system integration, and final testing. We are insourcing the manufacturing of critical components to ensure in-house key competence.

        We purchase material and components from various suppliers that are either standard products or built to our specifications. We obtain some of the components included in our products from a limited group of suppliers or from a single-source supplier for items such as charge coupled device (CCD) area detectors, X-ray tubes, magnets, ion traps, robotics and infrared optics, among other things. In 1998, Bruker AXS commenced collaboration with Fairchild Imaging, Inc. for the development of CCD area detectors for use in chemical and biological X-ray crystallography. While Fairchild Imaging owns the chip included in the detector, Bruker AXS has exclusive rights for use of the chip in the SCD and XRD fields, subject to minimum purchase requirements. Bruker AXS also owns the rights to the camera in which the chip is placed. In addition, Bruker AXS' new detector family is based on Bruker AXS' proprietary MikroGap™ technology. Bruker AXS has an ongoing collaboration and joint development project with the Siemens AG X-ray tube division (now Siemens Medical Solutions Vacuum Technology Division) in Germany for the development of X-ray tubes. The Bruker AXS subsidiaries, Bruker AXS Microanalysis GmbH, Bruker Elemental GmbH and Bruker AXS Handheld Inc. presently procure key X-ray detector chips and certain OES optical detectors and miniaturized X-ray sources from single-source suppliers. Bruker Daltonics has historically purchased a substantial portion of its magnets from a single supplier, Varian/Magnex, and also obtains certain key components for the manufacture of its ion traps from Agilent, the sole supplier of these components.

Government Contracts

        We are a party to various government contracts. Under some of these government contracts, the government may receive license or similar rights to intellectual property developed under the contract. However, under government contracts we enter we generally receive no less than non-exclusive rights to any items or technologies we develop. Although we transact business with various government agencies, we believe that no government contract is of such magnitude that a renegotiation of profits or termination of the contract or subcontracts at the election of the government would have a material adverse effect on our financial results.

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

Working Capital Requirements

        To effectively operate our business, we are required to hold significant demonstration inventory and systems shipped but not yet accepted by the customer, or finished goods in-transit. We have well-equipped application and demonstration facilities and qualified application personnel who assist customers and provide product demonstrations in specific application areas. We maintain our primary demonstration facilities at our production facilities as well as in key markets elsewhere. In total, we held $36.7 million and $37.2 million of demonstration inventory at December 31, 2008 and 2007, respectively. In addition, we recognize revenue from system sales upon customer acceptance. As a result, a significant percentage of our inventory represents systems shipped but not yet accepted by the customer. Finished goods in-transit were $91.6 million and $93.9 million at December 31, 2008 and 2007, respectively. There are no credit terms extended to customers that would have a material adverse effect on our working capital.

Employees

        As of December 31, 2008 and 2007, we had approximately 4,400 and 4,250 full-time employees worldwide, respectively. Of these employees, approximately 550 and 525 were located in the United States as of December 31, 2008 and 2007, respectively. Our employees in the United States are not unionized or affiliated with any labor organizations. Employees based outside the U.S. are primarily located in Europe. Several of our international subsidiaries are parties to contracts with labor unions and workers' councils. We believe that we have good relationships with our employees.

        As of December 31, 2008 we had approximately 2,250, 940 and 800 full-time and part-time employees worldwide in the areas of production and distribution, selling and marketing and research and development, respectively. As of December 31, 2007 we had approximately 2,150, 910 and 770 full-time and part-time employees worldwide in the areas of production and distribution, selling and marketing and research and development, respectively.

Financial Information about Geographic Areas and Segments

        Financial information about our geographic areas and segments as required by Item 1 of Form 10-K may be found in Note 20 to our Financial Statements in this Form 10-K, included as part of Item 8 to this report, which includes information about our revenues from external customers, measure of profit and total assets by reportable segment.

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

A prolonged downturn in global economic conditions may materially adversely affect our business.

        Our business and results of operations are affected by international, national and regional economic conditions. Financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining values of others. The global economy has entered a recession. We are unable to predict the likely duration and severity of the current disruptions in financial markets, credit availability, and adverse economic conditions throughout the world. These economic developments affect businesses such as ours and those of our customers in a number of ways that could result in unfavorable consequences to us. Current economic conditions or a deepening economic downturn in the United States and elsewhere, or reductions in the level of government funding for scientific research, may cause our current or potential customers to delay or reduce purchases which could, in turn, result in reductions in sales of our products, materially and adversely affecting our results of operations and cash flows. Volatility and disruption of global financial markets could limit our customers' ability to obtain adequate financing to maintain operations and proceed with planned or new capital spending initiatives, leading to a reduction in sales volume that could materially and adversely affect our results of operations and cash flow. In addition, a decline in our customers' ability to pay as a result of the economic downturn may lead to increased difficulties in the collection of our accounts receivable, higher levels of reserves for doubtful accounts and write-offs of accounts receivable, and higher operating costs as a percentage of revenues.

If our products fail to achieve and sustain sufficient market acceptance across their broad intended range of applications, we will not generate expected revenue.

        Our business strategy depends on our ability to successfully commercialize a broad range of products based on our core technology platforms, including X-ray technologies, magnetic resonance technologies, mass spectrometry technologies, vibrational spectroscopy technologies and superconducting magnet technologies for use in a variety of life science, chemistry and materials analysis applications. Some of our products have only recently been commercially launched and have achieved only limited sales to date. The commercial success of our products depends on our obtaining continued and expanding market acceptance of our products by our diverse industrial, academic, medical research and governmental customers around the world. We may fail to achieve or sustain substantial market acceptance for our products across the full range of our intended applications or in one or more of our principal intended applications. Any such failure could decrease our sales and revenue. To succeed, we must convince substantial numbers of potential customers to invest in new systems or replace their existing techniques with X-ray, magnetic resonance, mass spectrometry and vibrational spectroscopy techniques employing our systems. Limited funding available for capital acquisitions by our customers, as well as our customers' own internal purchasing approval policies, could hinder market acceptance of our products. Our intended customers may be reluctant to make the substantial capital investment generally needed to acquire our products or to incur the training and other costs involved with replacing their existing systems with our products. We also may not be able to convince our intended customers that our systems are an attractive and cost-effective alternative to other technologies and systems for the acquisition, analysis and management of molecular information. Because of these and other factors, our products may fail to gain or sustain market acceptance.

Our products compete in markets that are subject to rapid technological change, and one or more of the technologies underlying our products could be made obsolete by new technology.

        The market for discovery and analysis tools is characterized by rapid technological change and frequent new product introductions. Rapidly changing technology could make some or all of our product lines obsolete unless we are able to continually improve our existing products and develop new products. Because substantially all of our products are based on our core technology platforms, including X-ray technologies, magnetic resonance technologies, mass spectrometry technologies, vibrational spectroscopy and superconducting magnet technologies, we are particularly vulnerable to any technological advances that would make certain of these techniques obsolete as the basis for analytical systems in any of our markets. To meet the evolving needs of our customers, we must rapidly and continually enhance our current and planned products and services and develop and introduce new products and services. In addition, our product lines are based on complex technologies which are subject to rapid change as new technologies are developed and introduced in the marketplace. We may have difficulty in keeping abreast of the rapid changes affecting each of the different markets we serve or intend to serve. If we fail to develop and introduce products in a timely manner in response to changing technology, market demands or the requirements of our customers, our product sales may decline, and we could experience significant losses.

If we are unable to make or complete future mergers, acquisitions or strategic alliances as a part of our growth strategy, or integrate recent or future mergers, acquisitions or strategic alliances, our business development may suffer.

        Our strategy potentially includes expanding our technology base through selected mergers, acquisitions and strategic alliances. We may seek to continue to expand our technology base through mergers, acquisitions and strategic alliances. If we fail to effect mergers, acquisitions and strategic alliances, our technology base may not expand as quickly and efficiently as possible. Without such complementary growth from selected mergers, acquisitions and strategic alliances, our ability to keep up with the evolving needs of the markets we serve and to meet our future performance goals could be adversely affected. However, we may not be able to find attractive candidates, or enter into mergers, acquisitions or strategic alliances on terms that are favorable to us, or successfully integrate the operations of companies that we acquire. In addition, we may compete with other companies for these merger, acquisition or strategic alliance candidates, which could make such a transaction more expensive for us. If we are able to successfully identify and complete a merger, acquisition or strategic alliance, it could involve a number of risks, including, among others:

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

  •
  the potential impairment of relationships with customers as a result of changes in management or otherwise arising out of such transactions; and

  •
  the significantly increased risk of key management or key employees leaving the acquired companies within the first 1-2 years after the acquisition, including the risk that they may compete with us subsequently.

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

We face substantial competition.

        We face substantial competition and we expect that competition in all of our markets will increase further. Currently, our principal competition comes from established companies providing products using existing technologies, including mass spectrometry, X-ray technology, optical emission spectrometry technology, vibrational spectroscopy, CBRN detection technologies, TD-NMR technologies and other technologies, which perform many of the same functions for which we market our products. Other companies also may choose to enter our fields in the future. Our competitors may develop or market products that are more effective or commercially attractive than our current or future products or that may render our products obsolete. Competition has in the past and is likely in the future to subject our products to pricing pressure. Many of our competitors have more experience in the market and substantially greater financial, operational, marketing and technical resources than we do which could give them a competitive edge in areas such as research and development, production, marketing and distribution. Our ability to compete successfully will depend, in part, on our ability to develop proprietary products that reach the market in a timely manner and are technologically superior to, less expensive than, or more cost-effective than, other currently marketed products.

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

        We currently purchase certain components used in our products from a limited number of outside suppliers. Our reliance on a limited number of suppliers could result in time delays associated with redesigning a product due to an inability to obtain an adequate supply of required components and reduced control over pricing, quality and timely delivery. Any of these factors could adversely affect our revenues and profitability. For example, we currently purchase key components used in our mass spectrometry, vibrational spectroscopy and X-ray systems from certain suppliers. In particular, Bruker AXS obtains a sophisticated chip for use in its CCD detectors from Fairchild Imaging which, to Bruker AXS' knowledge, is the only source of a chip of this size and quality. The X-ray microanalysis business of Bruker AXS, which manufactures and sells accessories for electron microscopes, is partially dependent on cooperation from larger manufacturers of electron microscopes. Additionally, Bruker Daltonics purchases certain magnets from Varian/Magnex, and also obtains certain key components for the manufacture of its ion traps from Agilent, the sole supplier of these components. Our Bruker-Elemental subsidiary purchases certain optical detectors from a single supplier, PerkinElmer, Inc., the sole supplier of these detector components. Bruker Optics purchases its focal plane array detectors from a single supplier, Lockheed Martin Corporation. Similarly, Bruker BioSpin obtains various components from sole or limited source suppliers. There are limited, if any, available alternatives to these suppliers. The existence of shortages of these components or the failure of delivery with regard to these components could have a material adverse effect upon our revenues and margins. In addition, price increases from these suppliers could have a material adverse effect upon our gross margins.

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

Increasing prices of metal raw materials and superconducting wire could adversely affect the gross margins and profitability of Bruker BioSpin and its superconducting wire business.

        The last few years have seen sharp increases in the prices for various raw materials, in part due to high demand from developing countries. Bruker BioSpin relies on some of these materials for the production of its products. In particular, for its superconducting magnet production, both for the horizontal and vertical magnet series, Bruker BioSpin relies on the availability of copper, steel and the metallic raw materials for traditional low-temperature superconducting wires. Higher prices for these commodities will increase the production cost of superconducting wires and superconducting magnets and may adversely affect gross margins.

        The price of copper has increased significantly over the last decade. Since copper is a main constituent of low temperature superconductors, this may affect the price of superconducting wire. This type of increase would have an immediate effect on the production costs of superconducting magnets and may negatively affect the profit margins for those products. In addition, an increase in raw material cost affects the production cost of the superconducting wire produced by Bruker BioSpin.

The emerging risk of liquid helium becoming scarce and significantly more expensive could dampen the demand for NMR, FTMS and research MRI products.

        The demand for helium has risen sharply over the last decade. The superconducting magnets used in magnetic resonance rely on liquid helium for their operation. The high global demand, in combination with a shortage in supply, has caused prices for liquid helium to rise significantly. This has an adverse effect on the operating costs for magnetic resonance equipment, and may dampen demand for NMR, FTMS, EPR and research MRI magnets in the future.

Our manufacture and sale of products could lead to product liability claims for which we could have substantial liability.

        The manufacture and sale of our products exposes us to product liability claims if any of our products cause injury or are found otherwise unsuitable during manufacturing, marketing, sale or customer use. In particular, if one of our CBRN detection products malfunctions, this could lead to civilian or military casualties in a time of unrest, exposing us to increased potential for high-profile liability. If our CBRN detection products malfunction by generating a false-positive to a potential threat, we could be exposed to liabilities associated with actions taken that otherwise would not have been required. Additionally, the nuclear magnetic resonance, research magnetic resonance imaging, Fourier transform mass spectrometry, and certain electron paramagnetic resonance magnets of Bruker BioSpin utilize high magnet fields and cryogenics to operate at approximately 4 Kelvin, the temperature of liquid helium. There is an inherent risk of potential product liability due to the existence of these high magnetic fields, associated stray fields outside the magnet, and the handling of the cryogens associated with superconducting magnets.

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

        Our CBRN detection products are subject to many of the same risks associated with our life science products, including vulnerability to rapid technological change, dependence on mass spectrometry and other technologies and substantial competition. In addition, our CBRN detection products and certain FT-IR products are generally sold to government agencies under long-term contracts. These contracts generally involve lengthy pre-contract negotiations and product development. We may be required to devote substantial working capital and other resources prior to obtaining product orders. As a result, we may incur substantial costs before we recognize revenue from these products. Moreover, in return for larger, longer-term contracts, our customers for these products often demand more stringent acceptance criteria. These criteria may also cause delays in our ability to recognize revenue from sales of these products. Furthermore, we may not be able to accurately predict in advance our costs to fulfill our obligations under these long-term contracts. If we fail to accurately predict our costs, due to inflation or other factors, we could incur significant losses. Also, the presence or absence of such contracts may cause substantial variation in our results of operations between fiscal periods and, as a result, our results of operations for any given fiscal period may not be predictive of our results for subsequent fiscal periods. The resulting uncertainty may have an adverse impact on our stock price.

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

We plan significant future growth, and there is a risk that we will not be able to manage this growth.

        Our success will depend on the expansion of our operations. Effective growth management will place increased demands on our management, operational and financial resources. To manage our future growth, we must expand our facilities, augment our operational, financial and management systems, and hire and train additional qualified personnel. Our failure to manage this growth effectively could impair our ability to generate revenue or could cause our expenses to increase more rapidly than revenue, resulting in operating losses.

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

We may be unable to integrate successfully the businesses of Bruker BioSpin and the combined company may not realize the anticipated benefits of the acquisition because of integration difficulties and other challenges.

        The success of our combination with Bruker BioSpin will depend, in part, on our ability to realize the anticipated synergies, cost savings and growth opportunities from integrating the business of Bruker BioSpin with the business of Bruker Corporation. Our success in realizing these benefits and the timing of this realization depends upon the successful integration of the operations of Bruker BioSpin. The difficulties of combining the operations of the companies of Bruker BioSpin with those of Bruker Corporation's operating subsidiaries, Bruker AXS, Bruker Daltonics and Bruker Optics, include, among others:

  •
  preserving the research and development activities and important relationships of each of the operating subsidiaries;

  •
  retaining key employees;

  •
  consolidating corporate and administrative infrastructures;

  •
  integrating and managing the technology of the companies; and

  •
  minimizing the diversion of management's attention from ongoing business concerns.

        It is possible that the integration process could result in the loss of key employees, the disruption or interruption of, or the loss of momentum in, our ongoing businesses or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers and employees or our ability to achieve the anticipated benefits of the combination, or could reduce our earnings or otherwise adversely affect the business and financial results of the combined company.

Bruker BioSpin operates in a mature market and has achieved a high market share and, as a result, the potential for future growth may be limited.

        The markets for NMR, MRI and EPR are well established. Bruker BioSpin has high market share and, as a result, future growth may be limited to the growth of the overall market for NMR, research MRI and EPR products. While this growth has been steady when measured over long time periods, future growth may depend on new applications developed by academic and industrial customers, and in many cases is outside our control.

Bruker BioSpin has always operated as a private company and does not have the complete financial organization, reporting and controls necessary for a public company.

        Since its formation, Bruker BioSpin has always operated as a private company and prior to its acquisition had never put in place the complete financial organization, reporting and controls which are required for a U.S. public company. The cost of implementing this type of financial organization, reporting and controls may be significant, and compliance with U.S. public company requirements, including those implemented as part of the Sarbanes-Oxley Act 2002, may have an adverse effect on the operations of the combined company. If those limitations caused us to miss a reporting deadline or otherwise not comply with an applicable law or regulation, we might, among other things, be unable to use a Form S-3 registration statement for twelve months, have a material weakness in our internal controls or violate our bank covenants.

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

        Our exposure to currency exchange rate fluctuations results primarily from the currency translation exposure associated with the preparation of our consolidated financial statements and from the transaction exposure associated with transactions of our subsidiaries that are denominated in a currency other than the respective subsidiary's functional currency. While our financial results are reported in U.S. dollars, the financial statements of many of our subsidiaries outside the United States are prepared using the local currency as the functional currency. During consolidation, these results are translated into U.S. dollars by applying appropriate exchange rates. As a result, fluctuations in the exchange rate of the U.S. dollar relative to the local currencies in which our foreign subsidiaries report therefore could cause significant fluctuations in our reported results. Moreover, as exchange rates vary, revenue and other operating results may differ materially from our expectations.

        Additionally, to the extent monetary assets and liabilities, including debt, are held in a different currency than the reporting subsidiary's functional currency, fluctuations in currency exchange rates may have a significant impact on our reported financial results, and may lead to increased earnings volatility. We may record significant gains or losses related to both the translation of assets and liabilities held by our subsidiaries into local currencies and the revaluation of inter-company receivables and loan balances.

Our debt may adversely affect our cash flow and may restrict our investment opportunities or limit our activities.

        In connection with the Bruker BioSpin acquisition we incurred $351.0 million of debt under a new credit facility, of which approximately $196.5 million remained outstanding at December 31, 2008. Our leverage could have negative consequences, including increasing our vulnerability to adverse economic and industry conditions, limiting our ability to obtain additional financing and limiting our ability to acquire new products and technologies through strategic acquisitions.

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

        Additionally, the agreements governing our debt require that we maintain certain financial ratios related to maximum leverage and minimum interest coverage, and contain affirmative and negative covenants that restrict our activities by, among other limitations, limiting our ability to make certain payments; incur additional debt; incur certain liens; make certain investments, including derivative agreements; merge, consolidate, sell or transfer all or substantially all of our assets; and enter into certain transactions with affiliates.

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

        As a result of our acquisitions we recorded goodwill and other intangible assets which must be periodically evaluated for potential impairment. We assess the realizability of the reported goodwill and other intangible assets annually, as well as whenever events or changes in circumstances indicate that the assets may be impaired. These events or circumstances generally include operating losses or a significant decline in the earnings associated with the reporting units these acquisitions are reported within. Our ability to realize the value of the goodwill will depend on the future cash flows of the reporting units in addition to how well we integrate the businesses acquired.

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

        Historically, we have experienced a decrease in revenue in the first, second and third quarters of each fiscal year relative to the prior fourth quarter, which we believe is due to our customers' budgeting cycles. These seasonal fluctuations may increase in the future as a result of the acquisition of Bruker BioSpin in February 2008. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. It is likely that in some future quarters, our results of operations may be below the expectations of public market analysts and investors. In this event, the price of our common stock may fall.

Existing stockholders have significant influence over us.

        As of March 9, 2009, our majority stockholders, including our President and Chief Executive Officer Frank Laukien, Director and Senior Vice President Dirk Laukien, Director and European Chief Operating Officer of Bruker BioSpin Joerg Laukien and other Laukien family members owned in the aggregate, approximately 70% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change in control of our company and will make some transactions difficult or impossible to accomplish without the support of these stockholders.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        We have not received any written comments from the staff of the Securities and Exchange Commission regarding our periodic or current reports that (1) we believe are material, (2) were issued not less than 180 days before the end of our 2008 fiscal year, and (3) remain unresolved.

ITEM 2.    PROPERTIES

        We believe that our existing principal facilities are well maintained and in good operating condition and that they are adequate for our foreseeable business needs.

        In addition to the principal facilities noted below we lease additional facilities for sales, applications and service support in various countries throughout the world including Australia, Austria, Belgium, Brazil, Canada, China, Czech Republic, Estonia, France, Germany, Hong Kong, India, Israel, Italy, Japan, Latvia, Malaysia, Mexico, Netherlands, Poland, Russia, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan, Ukraine and the United Kingdom. Many of these locations are shared by the BioScience segment and the BioSpin segment. If we should require additional or alternative facilities, we believe that such facilities can be obtained on short notice at competitive rates.

        The location and general character of our principal properties by operating segment as of December 31, 2008 are as follows:

BioScience Segment:

        Bruker AXS' six principal facilities are in Karlsruhe, Berlin and Kalkar, Germany, Madison, Wisconsin, USA, and Kennewick, Washington, USA, and Yokohama, Japan. These facilities, which incorporate manufacturing, research and development, application and demonstration, marketing and sales and administration functions for the businesses of Bruker AXS, include:

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

        Bruker Daltonics' three principal facilities are located in Billerica, Massachusetts USA, Bremen, Germany and Leipzig, Germany. These facilities, which incorporate manufacturing, research and development, application and demonstration, marketing and sales and administration functions for the mass spectrometry and CBRN detection businesses of Bruker Daltonics, include:

  •
  an owned 180,000 square foot facility in Bremen, Germany;

  •
  an owned 90,000 square foot facility in Billerica, Massachusetts, USA; and

  •
  an owned 60,000 square foot facility in Leipzig, Germany.

        Bruker Optics' three principal facilities are in Ettlingen, Germany, Billerica, Massachusetts, USA, and The Woodlands, Texas, USA. These facilities, which incorporate manufacturing, research and development, application and demonstration, marketing and sales and administration functions for the business of Bruker Optics, include:

  •
  an owned 165,000 square foot facility in Ettlingen, Germany;

  •
  a leased 25,000 square foot facility in Billerica, Massachusetts, USA; and

  •
  a leased 22,000 square foot facility and a leased 15,000 square foot facility in The Woodlands, Texas, USA.

BioSpin Segment:

        Bruker BioSpin's seven principal facilities are in Rheinstetten, Ettlingen, Karlsruhe and Hanau, Germany, Faellanden, Switzerland, Wissembourg, France and Billerica, Massachusetts, USA. These facilities, which incorporate manufacturing, research and development, application and demonstration, marketing and sales and administration functions for the magnetic resonance business of Bruker BioSpin, include:

  •
  an owned 475,000 square foot facility in Rheinstetten, Germany;

  •
  an owned 360,000 square foot facility in Ettlingen, Germany;

  •
  an owned 345,000 square foot facility in Karlsruhe, Germany;

  •
  an owned 260,000 square foot facility and a leased 55,000 square foot facility in Faellanden, Switzerland;

  •
  an owned 120,000 square foot facility, a leased 65,000 square foot facility and a leased 18,000 square foot facility in Wissembourg, France;

  •
  a leased 112,000 square foot facility in Hanau, Germany; and

  •
  a leased 50,000 square foot facility in Billerica, Massachusetts, USA.

ITEM 3.    LEGAL PROCEEDINGS

        Our subsidiary Bruker Daltonics is party to an Agreement with Isis Pharmaceuticals, Inc. regarding the manufacture and sale by Isis, through its wholly owned subsidiary Ibis BioSciences, Inc., of certain systems incorporating Bruker Daltonics mass spectrometers. A dispute arose in January 2008 regarding the performance of each party under the Agreement. Pursuant to the Agreement's dispute resolution mechanism, the parties had a series of executive level meetings and engaged in mediation with a third party mediator. These efforts did not resolve the dispute, and in May 2008 Bruker Daltonics filed suit against Isis and Ibis. Isis and Ibis have answered this complaint and asserted counterclaims that Bruker Daltonics breached the Agreement. Bruker Daltonics believes that the counterclaims of Ibis and Isis are without merit and intends to pursue this litigation vigorously.

        Our indirect subsidiary, Bruker Daltonik GmbH, is party to certain agreements with Agilent Technologies, Inc., as the successor to Hewlett-Packard Company. A dispute has arisen between the parties concerning Agilent's ability to terminate such agreements and the timing of any such termination. Pursuant to the dispute resolution mechanism set forth in the agreements, the parties are presently engaged in discussions in an attempt to resolve their dispute. If those discussions are unable to resolve the dispute, the parties may proceed to formal mediation as contemplated by the agreements.

        On October 10, 2007, Brian Lamy, a former employee of Bruker BioSpin Corporation, filed a complaint with the United States Department of Labor's Occupational Health and Safety Administration ("OSHA") alleging discriminatory employment practices in violation of Section 806 of the Sarbanes-Oxley Act arising from Bruker BioSpin's termination of his employment in July 2007. At the time of the complaint, Bruker BioSpin was an affiliate of the Company under common control of the Company. As a result of the Company's acquisition of the Bruker BioSpin group of companies, Bruker BioSpin is now a wholly-owned subsidiary of the Company.

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

        On July 17, 2008, Mr. Lamy withdrew his action from OSHA and filed in federal court in the District of Massachusetts a substantially similar complaint against Bruker BioSpin, Bruker Corporation and Dirk Laukien, alleging termination in violation of the Sarbanes-Oxley Act. On September 22, 2008, Mr. Lamy voluntarily dismissed his first federal court action, and subsequently filed in the same federal court a substantially similar complaint against only Bruker BioSpin and Bruker Corporation, entitled Brian Lamy v. Bruker BioSpin Corporation and Bruker Corporation f/k/a Bruker BioSciences Corporation. Discovery in this matter is ongoing.

        The Audit Committee of the Company has conducted an internal review with regard to Mr. Lamy's claims and has found no evidence of any improper activity. The Company believes the allegations of Mr. Lamy's complaint to be without merit and intends to defend this matter vigorously.

        In November 2008, Michael Willett, a former employee of Bruker Corporation, filed a complaint against Bruker Corporation with the Massachusetts Commission Against Discrimination alleging age discrimination. A position statement and response was submitted on behalf of the Company in December 2008, to which Mr. Willett submitted a rebuttal in February 2009. The Company believes the allegations of Mr. Willett's complaint to be without merit and intends to defend this matter vigorously.

        On January 21, 2009, The Research Foundation of the State University of New York filed an action in federal district court in the Northern District of New York against the Company, Bruker BioSpin GmbH, Bruker BioSpin Corporation and Varian alleging infringement by the Bruker entities and Varian of a U.S. patent related to nuclear magnetic resonance held by the Research Foundation. The Company believes the infringement allegations are without merit and intends to defend this matter vigorously.

        On September 26, 2008, Roentgenanalytik Apparatebau GmbH ("RAA") filed a civil proceeding in the regional court of Berlin, Germany for preliminary injunctive relief against a Bruker AXS subsidiary and one employee of the subsidiary alleging the improper use of certain trade secrets and other intellectual property of RAA. Following a search of the subsidiary's computers permitted by the court, a hearing was held on January 27, 2009. At the hearing, the court considered the written opinion of an expert commissioned by the court to review the evidence obtained in the search, and refused to issue the requested preliminary injunction. The opinion considered by the court stated that intellectual property and/or trade secrets of RAA had not been used in an improper way by the Bruker AXS subsidiary's employees. An action for declaratory judgment against RAA brought by the Bruker AXS subsidiary in the civil proceeding is pending in the regional court of Frankfurt am Main.

        RAA also raised criminal allegations against three employees of the same Bruker AXS subsidiary, each of whom is a former RAA employee, charging them with misappropriation and theft of intellectual property and trade secrets. RAA also alleged that an officer of the subsidiary committed libel by making an allegedly false statement regarding RAA's financial situation.

        The public prosecutor in Berlin, Germany commenced an investigation in July 2008 and in November 2008 confiscated the employees' computers and similar items to search for information relevant to its inquiry into this matter. The expert opinion commissioned in the civil proceedings, which did not come to the conclusion that intellectual property and/or trade secrets were stolen or used by Bruker AXS employees, was also obtained by the public prosecutor. The subsidiary vehemently denies all allegations made by RAA. It intends to pursue its action for declaratory judgment in the civil proceeding and will continue to furnish legal counsel to the employees in connection with the criminal inquiry.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2008.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices

        Our common stock is traded on the Nasdaq Global Select Market under the symbol "BRKR." The following table sets forth, for the period indicated, the high and low sales prices for our common stock as reported on the Nasdaq Global Select Market:

	High	Low
First Quarter 2008	$16.66	$9.62
Second Quarter 2008	$16.59	$11.40
Third Quarter 2008	$17.22	$11.53
Fourth Quarter 2008	$13.64	$3.07
First Quarter 2007	$10.90	$7.07
Second Quarter 2007	$11.56	$8.08
Third Quarter 2007	$9.29	$6.30
Fourth Quarter 2007	$13.49	$8.42

        As of March 9, 2009, there were approximately 105 holders of record of our common stock. This number does not include individual beneficial owners of shares held in nominee name or within clearinghouse positions of brokerage firms and banks. The official close price per share of our common stock on March 9, 2009, as reported by the Nasdaq Global Select Market, was $4.13.

Dividends

        We have never declared or paid cash dividends on our capital stock. We currently anticipate that we will retain all available funds for use in our business and do not anticipate paying any cash dividends in the foreseeable future. The terms of certain of our outstanding indebtedness restrict our ability to pay cash dividends.

Recent Sales of Unregistered Securities

        There were no unregistered sales of equity securities during the fourth quarter of fiscal 2008. We previously reported sales of our unregistered common stock during the 2008 fiscal year in our Current Reports on Form 8-K and Quarterly Reports on Form 10-Q. Additionally, as more fully described in Note 5 to our audited consolidated financial statements, which disclosure is incorporated by reference herein, on January 30, 2008 we issued 111,000 restricted unregistered shares of our common stock to certain sellers in connection with the acquisition of JUWE Laborgeraete GmbH. The foregoing sales were exempt from registration under the Securities Act of 1933, as amended, on the basis that the transactions did not involve a public offering.

Issuer Purchases of Equity Securities

        The following table sets forth all purchases made by or on behalf of the Company or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the fourth quarter of 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2008	—	$—	—	—
November 1 - November 30, 2008	730,000	4.61	—	—
December 1 - December 31, 2008	609,050	4.18	—	—

	1,339,050	$4.41	—	—

        All share repurchases were open-market purchases made by our Chief Executive Officer, Chief Financial Officer and certain members of our Board of Directors and were previously disclosed on Forms 4 filed with the U.S. Securities and Exchange Commission.

Stock Price Performance Graph

        The graph below shows the cumulative stockholder return, assuming the investment of $100 (and the reinvestment of any dividends thereafter) for the period beginning on December 31, 2003 and ending on December 31, 2008, for our common stock, stocks traded on Nasdaq and a peer group consisting of companies traded on Nasdaq with Standard Industry Classification, or SIC, codes from 3800 to 3899, representing measuring instruments, photo, medical and optical goods, and timepieces. The stock price performance of Bruker Corporation shown in the following graph is not indicative of future stock price performance.

Legend

CRSP Total Returns Index for:	12/2003	12/2004	12/2005	12/2006	12/2007	12/2008
BRUKER CORPORATION	100.0	88.6	106.8	165.0	292.2	88.8
NASDAQ Stock Market (US Companies)	100.0	108.6	111.2	122.1	134.4	63.8
NASDAQ Stocks (SIC 3800-3899 US Companies)	100.0	109.8	111.8	124.1	153.3	77.0
measuring instruments; photo, med & optical goods; timepieces

        The data for this performance graph was compiled by Zack's Investment Research, Inc. and is used with their permission.

ITEM 6.    SELECTED FINANCIAL DATA

        On February 26, 2008, we completed our acquisition of Bruker BioSpin and on July 1, 2006 we completed our acquisition of Bruker Optics. The Company, Bruker BioSpin and Bruker Optics were majority owned by affiliated stockholders prior to the respective acquisitions. As a result, our acquisitions of Bruker BioSpin and Bruker Optics were considered business combinations of companies under common control and were accounted for at historical carrying values. Historical consolidated balance sheets, statements of operations and statements of cash flows were restated by combining the historical audited financial statements of the Company with those of Bruker BioSpin and Bruker Optics. See Notes 3 and 4 to our consolidated financial statements in Item 8 of this report on Form 10-K. The consolidated statements of operations data for each of the years ended December 31, 2008, 2007 and 2006, and the consolidated balance sheet data as of December 31, 2008 and 2007, have been derived from our audited financial statements included in Item 8 of this report. The combined statements of operations data and combined balance sheet data for all other periods presented had been derived by combining amounts from the historical audited financial statements of Bruker Corporation, Bruker BioSpin and Bruker Optics.

        The data presented below has been derived from financial statements that have been prepared in accordance with U.S. generally accepted accounting principles and should be read with the consolidated and combined financial statements and schedules, including the notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in millions, except per share data)
Combined/Consolidated Statements of Operation Data:
Product revenue	$974.9	$913.2	$758.9	$702.3	$741.3
Service revenue	126.9	115.4	87.9	76.8	65.3
Other revenue	5.3	3.8	4.6	8.7	5.2
Total revenue	1,107.1	1,032.4	851.4	787.8	811.8
Total costs and operating expenses	998.9	894.7	745.1	671.8	762.9
Operating income	108.2	137.7	106.3	116.0	48.9
Net income available to common shareholders	64.9	98.9	74.4	84.9	19.9
Net income per share available to common shareholders:
Basic	$0.40	$0.61	$0.47	$0.54	$0.13
Diluted	$0.39	$0.60	$0.46	$0.53	$0.13

        During 2008, we recorded acquisition-related charges of $6.2 million in connection with the acquisition of Bruker BioSpin, stock-based compensation expense of $4.5 million, interest expense of $8.9 million on acquisition-related debt and tax benefits of $9.5 million related to the reversing of certain valuation allowances on deferred tax assets and reaching the more-likely-than-not threshold for recognizing certain tax receivables. During 2007, we recorded acquisition-related charges of $7.4 million in connection with the acquisition of Bruker BioSpin, stock-based compensation expense of $2.2 million and a tax benefit of $10.1 million related to a change in tax law that was enacted in Germany. During 2006, we recorded acquisition-related charges of $5.6 million in connection with the acquisition of Bruker Optics and stock-based compensation expense of $1.5 million. During 2005, we recorded a special credit of $25.8 million related to the favorable settlement of various magnet patent litigation cases. During 2004, we recorded charges of $28.5 related to the expected unfavorable outcome of various magnet patent litigation cases.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in millions)
Combined/Consolidated Balance Sheet Data:
Cash and cash equivalents, short-term investments and restricted cash	$167.7	$344.6	$325.6	$369.3	$338.9
Working capital	301.0	472.6	420.5	448.6	516.6
Total assets	1,116.3	1,310.7	1,171.0	1,151.5	1,226.3
Total debt	223.8	44.2	57.5	60.2	90.0
Other long-term liabilities	101.9	106.0	69.2	61.8	112.9
Total shareholders' equity	311.9	635.0	568.8	558.8	568.6

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, describes the principal factors affecting the results of our operations, financial condition and changes in financial condition, as well as our critical accounting policies and estimates. Our MD&A is organized as follows:

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

  •
  Results of operations.  This section provides our analysis of the significant line items on our consolidated statement of operations for the year ended December 31, 2008 compared to the year ended December 31, 2007 and for the year ended December 31, 2007 compared to the year ended December 31, 2006.

  •
  Liquidity and capital resources.  This section provides an analysis of our liquidity and cash flow and a discussion of our outstanding debt and commitments.

  •
  Transactions with related parties.  This section summarizes transactions with principal shareholders and directors.

  •
  Recent accounting pronouncements.  This section provides information about new accounting standards that have been issued but for which adoption is not yet required.

EXECUTIVE OVERVIEW

Business Overview

        Bruker Corporation and its wholly-owned subsidiaries design, manufacture, market and service proprietary life science and materials research systems based on our core technology platforms, including X-ray technologies, magnetic resonance technologies, mass spectrometry technologies, optical emission spectroscopy and infrared and Raman molecular spectroscopy technologies. We also manufacture and distribute a broad range of field analytical systems for chemical, biological, radiological and nuclear, or CBRN, detection. We also develop and manufacture low temperature and high temperature wires for use in advanced magnet technology and energy applications. We maintain major technical and manufacturing centers in Europe, North America and Japan and we have sales offices located throughout the world. Our corporate headquarters are located in Billerica, Massachusetts.

        On February 26, 2008, we completed our acquisition of Bruker BioSpin. Both the Company and Bruker BioSpin were majority owned by six affiliated stockholders prior to the acquisition. As a result, the acquisition of Bruker BioSpin is considered a combination of companies under common control, and has been accounted for at historical carrying values. Historical consolidated balance sheets, statements of operations, statements of cash flows and notes to the consolidated financial statements have been restated by combining the historical audited consolidated financial statements of Bruker Corporation with those of Bruker BioSpin. In addition, because the transaction is accounted for as an acquisition of businesses under common control, all one-time transaction costs have been expensed as incurred.

        Our business strategy is to capitalize on our ability to innovate and generate rapid revenue growth, both organically and through acquisitions. Our revenue growth strategy combined with anticipated improvements to our gross profit margins and increased leverage on our research and development, sales and marketing and distribution investments and general and administrative expenses is expected to enhance our operating margins and improve our earnings in the future.

        With the addition of Bruker BioSpin, we enhanced our position as a leading supplier of life science and materials research systems. The technologies of Bruker BioSpin are particularly complementary to our accurate-mass electrospray time-of-flight mass spectrometers and our single-crystal diffraction X-ray spectrometers and are expected to create revenue synergies and provide opportunities to supply customers with equipment packages that have a broader range of applications and value. We believe the addition of Bruker BioSpin also enhances our distribution in the Americas, Europe and Asia and our sales and service infrastructure, which should provide revenue growth opportunities and accelerate our drive to improve our margins, net income and operating cash flows.

        Following the acquisition of Bruker BioSpin, we changed our internal reporting structure to better reflect the way we manage and measure the performance of our business. Under the new reporting structure, we are organized into four operating segments, representing each of our four divisions: Bruker AXS, Bruker Daltonics, Bruker Optics and Bruker BioSpin. Bruker AXS is in the business of manufacturing and distributing advanced X-ray and OES-spark instrumentation used in non-destructive molecular and elemental analysis. Bruker Daltonics is in the business of manufacturing and distributing mass spectrometry instruments that can be integrated and used along with other analytical instruments. Bruker Optics is in the business of manufacturing and distributing research, analytical and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy technologies. Bruker BioSpin is in the business of manufacturing and distributing enabling life science tools based on magnetic resonance technology. Bruker BioSpin also includes Bruker Advanced Supercon, which develops and produces low temperature superconducting, or LTS, wires used primarily in magnetic resonance technologies, high-energy physics and nuclear fusion research magnet applications and high temperature superconducting, or HTS, wires for use in energy applications.

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

  •
  BioSpin.  The operations of this segment include the design, manufacture and distribution of enabling life science tools based on its core technology, magnetic resonance, as well as the manufacturing and development of low temperature superconducting and high temperature superconducting wires for use in advanced magnet technology and in energy applications. Typical customers of the BioSpin segment include pharmaceutical and biotechnology companies, academic institutions and government agencies.

Financial Overview

        For the year ended December 31, 2008, our revenue increased by $74.7 million, or 7.2%, to $1,107.1 million, compared to $1,032.4 million for the comparable period in 2007. Included in this change in revenue is approximately $39.5 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue increased by $35.2 million, or 3.4%.

        Income from operations for the year ended December 31, 2008 was $108.2 million, resulting in an operating margin of 9.8%, compared to income from operations of $137.7 million, resulting in an operating margin of 13.3%, for the comparable period in 2007. Our gross profit margin for the year ended December 31, 2008 was 45.6%, compared to 46.1% for the comparable period in 2007. Lower gross margins were driven primarily by the mix of products sold and pricing pressure in certain product lines. Additionally, increases in operating expenses related primarily to higher sales and marketing expenses and higher research and development expenses contributed to lower operating margins. The higher costs are a result of increased headcounts in support of our planned revenue growth and new product development and higher material costs associated with a number of new products recently released, or scheduled to be released over the next six months. Changes in foreign currency exchange rates, primarily the Euro, also contributed significantly to the increase in operating expenses as a majority of our research and development is performed in Europe.

        Income from operations for 2008 was below management's expectations and, as a result, we began implementing cost savings programs throughout our organization. Our actions have included voluntary salary decreases for top-level management in 2009, selected staff reductions, hiring and salary freezes and cut-backs in discretionary spending. The objective of these programs is to refocus our gross margin improvement programs, reduce our operating and interest expenses and further reduce our exposure to changes in foreign currency exchange rates. In the fourth quarter of 2008 we recorded $2.3 million of restructuring charges in connection with these initiatives.

        During the year ended December 31, 2008, we recorded net losses on foreign currency transactions of $11.2 million compared to net losses of $3.9 million for the comparable period in 2007. Foreign exchange losses of $12.2 million were incurred in the first three months of 2008 and were driven by the re-measurement of certain foreign currency denominated assets, principally cash, inter-company receivables and a short-term inter-company loan into the functional currency of the affected entities. The losses in the first quarter of 2008 resulted from the weakening of the U.S. dollar and the Euro relative to the Swiss Franc by approximately 11% and 3%, respectively, from the closing date of the Bruker BioSpin acquisition to the end of the first quarter of 2008. Since the first quarter of 2008, we recorded cumulative gains on foreign currency transactions of $1.0 million. We have implemented certain programs to reduce our exposure to changes in foreign currencies, specifically: settling inter-company balances in a more timely manner and reducing certain foreign currency denominated assets, and are considering additional actions, including an expanded use of forward contracts within a transactional hedging program, that could be implemented in the first half of 2009.

        In connection with the acquisition of Bruker BioSpin we borrowed $351.0 million under a new credit facility in the first quarter of 2008. We repaid approximately $187.0 million of acquisition-related debt in 2008. We incurred approximately $11.7 million of interest expense during the year ended December 31, 2008, of which $8.9 million related to the acquisition-related debt. We incurred approximately $2.3 million of interest expense during the year ended December 31, 2007, none of which related to the acquisition-related debt.

        Our effective tax rate for the year ended December 31, 2008 was 30.0%, compared with an effective tax rate of 30.9% for the comparable period in 2007. Changes in our effective tax rate are generally driven by the amount and mix of income in locations outside the U.S. because we do not recognize any benefit for the losses that we incur in the U.S. However, in 2008 we recorded $9.5 million of net tax benefits related primarily to reversing certain valuation allowances on deferred tax assets and as a result of reaching the more-likely-than-not threshold for recognizing certain tax receivables. The tax benefits described were offset by $1.3 million of income taxes incurred in connection with the liquidation of an entity within the BioSpin segment. In addition, acquisition-related costs did not generate significant tax benefits for us because they were incurred primarily in the U.S. and foreign currency exchange losses did not generate significant tax benefits for us because they occurred in foreign locations with relatively low statutory tax rates. In 2007, we recorded $10.1 million of net tax benefits related primarily to new tax legislation in Germany.

        Our net income for the year ended December 31, 2008 was $64.9 million, or $0.39 per diluted share, compared to net income of $98.9 million, or $0.60 per diluted share, for 2007.

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

        Revenue recognition.    We recognize revenue from system sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, title and risk of loss has been transferred to the customer and collectibility of the resulting receivable is reasonably assured. Title and risk of loss is generally transferred to the customer upon receipt of a signed customer acceptance form for a system that has been shipped, installed, and for which the customer has been trained. As a result, the timing of customer acceptance or readiness could cause our reported revenues to differ materially from expectations. When products are sold through an independent distributor or a strategic distribution partner, who assumes responsibility for installation, we recognize the system sale when the product has been shipped and title and risk of loss have been transferred. Our distributors do not have price protection rights or rights of return; however, our products are typically warranted to be free from defect for a period of one year. Revenue is deferred until cash is received when a significant portion of the fee is due over one year after delivery, installation and acceptance of a system. For arrangements with multiple elements, we recognize revenue for each element based on the fair value of the element, provided all other criteria for revenue recognition have been met. The fair value for each element provided in multiple element arrangements is typically determined by referencing historical pricing policies when the element is sold separately. Changes in our ability to establish the fair value for each element in multiple element arrangements could affect the timing of revenue recognition. Revenue from accessories and parts is recognized upon shipment and service revenue is recognized as the services are performed. Grant revenue is recognized when we complete the services required under the grant.

        Warranty costs.    We normally provide a one year parts and labor warranty with the purchase of equipment. The anticipated cost for this warranty is accrued upon recognition of the sale and is included as a current liability on the balance sheet. Although our facilities undergo quality assurance and testing procedures throughout the production process, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Although our actual warranty costs have historically been consistent with expectations, to the extent warranty claim activity or costs associated with servicing those claims differ from our estimates, revisions to the warranty accrual may be required.

        Inventories.    Inventories are stated at the lower of cost or market, with costs determined by the first-in, first-out method for a majority of subsidiaries and by average cost for certain international subsidiaries. We maintain an allowance for excess and obsolete inventory to reflect the expected non-saleable or non-refundable inventory based on an evaluation of slow moving products. If ultimate usage or demand varies significantly from expected usage or demand, additional write-downs may be required, resulting in a charge to operations.

        Derivative financial instruments.    All derivative instruments are recorded as other assets or other liabilities at fair value, which is calculated as an estimate of the future cash flows, and subsequent changes in a derivative's fair value are recognized in income, unless specific hedge accounting criteria are met. Changes in the fair value of a derivative that is highly effective and designated as a cash flow hedge are recognized in accumulated other comprehensive income until the forecasted transaction occurs or it becomes probable that the forecasted transaction will not occur. We perform an assessment at the inception of the hedge and on a quarterly basis thereafter, to determine whether our derivatives are highly effective in offsetting changes in the value of the hedged items. Any changes in the fair value resulting from hedge ineffectiveness, is immediately recognized as income or expense.

        Goodwill, other intangible assets and other long-lived assets.    We evaluate whether goodwill and indefinite lived intangible assets are impaired annually and when events occur or circumstances change. Goodwill is impaired when the fair value of a reporting unit is less than its carrying amount. Fair value is determined using discounted future cash flows. We also review long-lived intangible assets and other assets when indication of potential impairment exists, such as a significant reduction in undiscounted cash flows associated with the assets. Should the fair value of our long-lived assets decline because of reduced operating performance, market declines, or other indicators of impairment, a charge to operations for impairment may be necessary.

        Allowance for doubtful accounts.    We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to pay amounts due. If the financial condition of our customers were to deteriorate, reducing their ability to make payments, additional allowances would be required, resulting in a charge to operations.

        Income taxes.    We estimate the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction, and we provide a valuation allowance for tax assets and loss carryforwards that we believe will more likely than not go unused. If it becomes more likely than not that a tax asset or loss carryforward will be used for which a reserve has been provided, we reverse the related valuation allowance. If our actual future taxable income by tax jurisdiction differs from estimates, additional allowances or reversals of reserves may be necessary.

RESULTS OF OPERATIONS

  Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Consolidated Results

        The following table presents our results for the years ended December 31, 2008 and 2007 (dollars in millions, except per share data):

	Year Ended December 31,
	2008	2007
Product revenue	$974.9	$913.2
Service revenue	126.9	115.4
Other revenue	5.3	3.8

Total revenue	1,107.1	1,032.4
Cost of product revenue	527.5	483.2
Cost of service revenue	74.6	73.6

Total cost of revenue	602.1	556.8

Gross profit	505.0	475.6
Operating expenses:
Sales and marketing	183.8	160.1
General and administrative	70.7	59.6
Research and development	133.8	110.8
Restructuring charges	2.3	—
Acquisition-related charges	6.2	7.4

Total operating expenses	396.8	337.9

Operating income	108.2	137.7
Interest and other income (expense), net	(15.0)	5.8

Income before income tax provision and minority interest in consolidated subsidiaries	93.2	143.5
Income tax provision	28.0	44.3

Income before minority interest in consolidated subsidiaries	65.2	99.2
Minority interest in consolidated subsidiaries	0.3	0.3

Net income	$64.9	$98.9

Net income per common share:
Basic	$0.40	$0.61
Diluted	$0.39	$0.60
Weighted average common shares outstanding:
Basic	162.7	161.2
Diluted	165.6	164.3

Revenue

        Our revenue increased by $74.7 million, or 7.2%, to $1,107.1 million for the year ended December 31, 2008, compared to $1,032.4 million for the comparable period in 2007. Included in this change in revenue is approximately $39.5 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue increased by 3.4%. The increase in revenue, excluding the effect of foreign exchange, is attributable to higher revenues in the BioScience segment, offset in part, by lower revenues in the BioSpin segment. The increase in revenues of the BioScience segment is attributable to an increase in system and aftermarket revenues across our core technologies. The decrease in revenues in the BioSpin segment was the result of lower aftermarket revenues. The system and wire revenues in the BioSpin segment, excluding the effect of foreign exchange, were flat in 2008 compared with 2007.

Cost of Revenue

        Our cost of product and service revenue for the year ended December 31, 2008, was $602.1 million, resulting in a gross profit margin of 45.6%, compared to cost of product and service revenue of $556.8 million, resulting in a gross profit margin of 46.1%, for the comparable period in 2007. Lower gross margins were driven primarily by the mix of products sold and pricing pressure in certain product lines. Increases in headcount to support planned revenue growth also contributed to higher cost of revenue and lower gross profits.

Sales and Marketing

        Our sales and marketing expense for the year ended December 31, 2008 increased to $183.8 million, or 16.7% of product and service revenue, from $160.1 million, or 15.6% of product and service revenue, for the comparable period in 2007. The increase in sales and marketing expenses is attributable to increases in headcount in support of planned revenue growth. Additionally, changes in foreign currency exchange rates, primarily the Euro, have also contributed to an increase in sales and marketing expense.

General and Administrative

        Our general and administrative expense for the year ended December 31, 2008 increased to $70.7 million, or 6.4% of product and service revenue, from $59.6 million, or 5.8% of product and service revenue, for the comparable period in 2007. The increase in general and administrative expenses is primarily the result of Bruker BioSpin becoming part of a publicly-traded company and, to a lesser degree, other acquisitions that were made in 2008.

Research and Development

        Our research and development expense for the year ended December 31, 2008 increased to $133.8 million, or 12.1% of product and service revenue, from $110.8 million, or 10.8% of product and service revenue, for the comparable period in 2007. The increase in research and development expenses is attributable primarily to increases in headcount and higher material costs associated with development of a number of new products recently released or scheduled to be released in the next six months. Additionally, changes in foreign currency exchange rates, primarily the Euro, have also contributed to an increase in research and development expense, as a majority of our research and development is performed in Europe.

Acquisition-Related Charges

        On December 3, 2007, we announced that we had entered into a definitive agreement to acquire all of the stock of Bruker BioSpin. The acquisition of Bruker BioSpin was approved by our shareholders on February 25, 2008 and was completed on February 26, 2008. The acquisition represented a combination of companies under common control due to a majority of ownership of both Bruker Corporation and Bruker BioSpin by the same individuals and, as a result, transaction costs are expensed as incurred. During the year ended December 31, 2008, we incurred and expensed acquisition-related charges totaling $6.2 million, which consisted primarily of investment banking fees, legal fees and accounting fees. During the year ended December 31, 2007, we incurred and expensed acquisition-related charges totaling $7.4 million, which consisted primarily of legal fees, investment banking fees, accounting fees, compensation earned by the special committee of our Board of Directors and antitrust regulation filing fees.

Restructuring Charges

        Income from operations for 2008 was below management's expectations and, as a result, we began implementing cost savings programs throughout our organization. In the fourth quarter of 2008 we recorded $2.3 million of restructuring charges primarily in connection with a restructuring of certain operations in the Netherlands. Approximately $2.2 million of the restructuring charges relate to an involuntary severance program which affected approximately 30 employees. The balance of the restructuring charge relates to the termination of certain leases. The impact of this program will reduce the number of employees in sales and marketing and research and development and will consolidate and focus the selling and developments efforts of our single crystal diffraction products. We do not expect to incur any additional costs in connection with the restructuring of our operations in the Netherlands.

Interest and Other Income (Expense), Net

        Interest and other income (expense), net during the year ended December 31, 2008, was $(15.0) million, compared to $5.8 million for the comparable period of 2007.

        During the year ended December 31, 2008, the major components within interest and other income (expense), net, were realized and unrealized losses on foreign currency transactions of $11.2 million and net interest expense of $6.8 million. During the year ended December 31, 2007, the major components within interest and other income (expense), net, were net interest income of $8.1 million offset by losses on foreign currency transactions of $3.9 million.

        Foreign exchange losses of $12.2 million were incurred in the first three months of 2008 and were driven by the re-measurement of certain foreign currency denominated assets, principally cash, inter-company receivables and a short-term inter-company loan into the functional currency of the affected entities.

        The increase in interest expense in 2008 compared with 2007 relates to $351.0 million borrowed under a new credit facility in the first quarter of 2008 that was used to finance the acquisition of Bruker BioSpin. We incurred approximately $11.7 million of interest expense during the year ended December 31, 2008, of which $8.9 million related to the acquisition-related debt. We also earned less interest income in 2008 compared with 2007 as a result of lower average cash balances and lower rates of return on our cash and cash equivalents.

Provision for Income Taxes

        The income tax provision for the year ended December 31, 2008 was $28.0 million compared to an income tax provision of $44.3 million for the comparable period of 2007, representing effective tax rates of 30.0% and 30.9%, respectively. Our tax rate may change over time as the amount and mix of income and taxes outside the U.S. changes. In addition to the amount and mix of income and taxes outside the United States, our income tax provision can be impacted by discrete items of a non-recurring nature. Discrete items of this nature resulted in a net tax benefit of $9.5 million for the year ended December 31, 2008 and related primarily to reversing certain valuation allowances and as a result of reaching the more-likely-than-not threshold for recognizing certain tax receivables. The tax benefits described were offset by $1.3 million of income taxes incurred in connection with the liquidation of a tax ineffective entity within the BioSpin segment. In addition, acquisition-related costs did not generate significant tax benefits for us because they were incurred primarily in the U.S. and foreign currency exchange losses did not generate significant tax benefits for us because they occurred in foreign locations with relatively low statutory tax rates. Discrete items during the year ended December 31, 2007 resulted in a net benefit of $10.1 million related primarily to new tax legislation in Germany.

Minority Interest in Consolidated Subsidiaries

        Minority interest in consolidated subsidiaries for the years ended December 31, 2008 and 2007 was $0.3 million. The minority interest in subsidiaries represents the minority shareholders' proportionate share of net income of those subsidiaries. The minority interest relates to our two majority-owned indirect subsidiaries, InCoaTec GmbH and Bruker Baltic Ltd.

Net Income

        Our net income for the year ended December 31, 2008, was $64.9 million, or $0.39 per diluted share, compared to net income of $98.9 million, or $0.60 per diluted share, for 2007.

Segment Results

Revenue

        The following table presents revenue, change in revenue and revenue growth by reportable segment for the years ended December 31, 2008 and 2007 (dollars in millions):

	2008	2007	Dollar Change	Percentage Change
BioScience	$633.2	$555.1	$78.1	14.1%
BioSpin	528.0	523.4	4.6	0.9%
Eliminations (a)	(54.1)	(46.1)	(8.0)

	$1,107.1	$1,032.4	$74.7	7.2%

(a)
Represents product and service revenue between reportable segments.

BioScience Segment Revenues

        BioScience segment revenue increased by $78.1 million, or 14.1%, to $633.2 million for the year ended December 31, 2008, compared to $555.1 million for the comparable period in 2007. Included in this change in revenue is approximately $11.2 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue increased by 12.1%. The increase in revenue, excluding the effect of foreign exchange, is attributable to increases in system revenue from all of the segment's core technologies, particularly X-ray technologies, infrared and Raman molecular spectroscopy technologies and CBRN detection systems. In addition, an increase in service revenue resulted in higher aftermarket revenues. System revenue for the year ended December 31, 2007 includes $7.9 million of revenue from molecular spectroscopy systems sold to the Chinese State Food and Drug Administration. This order was completed in 2007 and we did not recognize any system revenue from this order in 2008.

        System revenue, other system revenue and aftermarket revenue as a percentage of total BioScience segment revenue were as follows during the years ended December 31, 2008 and 2007 (dollars in millions):

	2008		2007
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System revenue	$503.7	79.5%	$438.1	78.9%
Other system revenue	10.0	1.6%	8.8	1.6%
Aftermarket revenue	119.5	18.9%	108.2	19.5%

Total revenue	$633.2	100.0%	$555.1	100.0%

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

BioSpin Segment Revenues

        BioSpin segment revenue increased by $4.6 million, or 0.9%, to $528.0 million for the year ended December 31, 2008, compared to $523.4 million for the comparable period in 2007. Included in this change in revenue is approximately $26.8 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue decreased by 4.2%. The decrease in revenue, excluding the effect of foreign exchange, is attributable to lower aftermarket revenues resulting primarily from lower accessory sales. In 2007, the BioSpin segment had a number of large accessory sales that did not recur in 2008. System revenues in all product lines were generally flat in 2008 compared with 2007. Because of the nature of the magnetic resonance products sold by the BioSpin segment, particularly the complexity of the instruments coupled with relatively low volumes and high selling prices, BioSpin segment revenues are generally subject to a high degree of volatility when comparing any two periods.

        System and wire revenue, other system revenue and aftermarket revenue as a percentage of total BioSpin segment revenue were as follows during the years ended December 31, 2008 and 2007 (dollars in millions):

	2008		2007
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System and wire revenue	$402.8	76.3%	$384.0	73.4%
Other system revenue	18.1	3.4%	15.2	2.9%
Aftermarket revenue	107.1	20.3%	124.2	23.7%

Total revenue	$528.0	100.0%	$523.4	100.0%

        System and wire revenues in the BioSpin segment include nuclear magnetic resonance systems, magnetic resonance imaging systems, electron paramagnetic resonance systems, Minispec systems, power supplies and our low temperature superconducting and high temperature superconducting wire business. Other system revenues in the BioSpin segment relate primarily to the distribution of products not manufactured by the BioSpin segment. Aftermarket revenues in the BioSpin segment include accessory sales, consumables, training and services.

Income from Operations

        The following table presents income from operations and operating margins on revenue by reportable segment for the years ended December 31, 2008 and 2007 (dollars in millions):

	2008		2007
	Operating Income	Percentage of Segment Revenue	Operating Income	Percentage of Segment Revenue
BioScience	$49.4	7.8%	$59.2	10.7%
BioSpin	74.1	14.0%	89.6	17.1%
Corporate, eliminations and other (a)	(15.3)		(11.1)

Total operating income	$108.2	9.8%	$137.7	13.3%

(a)
Represents corporate costs not allocated to the reportable segments

        BioScience segment income from operations for the year ended December 31, 2008 was $49.4 million, resulting in an operating margin of 7.8%, compared to income from operations of $59.2 million, resulting in an operating margin of 10.7%, for the comparable period in 2007.

        Income from operations in the BioScience segment decreased, despite the increase in revenues, as a result of lower gross margins as a percentage of revenue and higher operating expenses in the year ended December 31, 2008 when compared to the year ended December 31, 2007. Lower gross margins were driven primarily by the mix of products sold and pricing pressure in certain product lines. The increase in operating expenses relates primarily to sales and marketing expenses and research and development expenses. The higher costs are a result of increased headcounts in support of our planned revenue growth and new product development, higher commissions associated with our increase in revenue and higher material costs associated with a number of new products recently released or scheduled to be released over the next six months. Changes in foreign currency exchange rates, primarily the Euro, also contributed to the increase in operating expenses, as a majority of research and development in the BioScience segment is performed in Europe.

        BioSpin segment income from operations for the year ended December 31, 2008 was $74.1 million, resulting in an operating margin of 14.0%, compared to income from operations of $89.6 million and an operating margin of 17.1% for 2007.

        BioSpin segment income from operations decreased, despite essentially flat revenues and a slight improvement in gross margin as a percentage of revenue, as a result of higher operating expenses in the year ended December 31, 2008 when compared to the year ended December 31, 2007. The improvement in gross margin as a percentage of total revenue was primarily the result of improved factory utilization and, to a lesser degree, the mix of products sold. However, the increase in gross margin was more than offset by higher operating expenses, related primarily to sales and marketing expenses and research and development expenses. The costs are a result of increased headcounts in support of our planned revenue growth and new product development and higher material costs associated with a number of new products recently released or scheduled to be released over the next six months. Changes in foreign currency exchange rates, primarily the Euro, also contributed to the increase in operating expenses, as a majority of research and development in the BioSpin segment is performed in Europe.

  Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Consolidated Results

        The following table presents our results for the years ended December 31, 2007 and 2006 (dollars in millions, except per share data):

	Year Ended December 31,
	2007	2006
Product revenue	$913.2	$758.9
Service revenue	115.4	87.9
Other revenue	3.8	4.6

Total revenue	1,032.4	851.4
Cost of product revenue	483.2	397.7
Cost of service revenue	73.6	53.2

Total cost of revenue	556.8	450.9

Gross profit	475.6	400.5
Operating expenses:
Sales and marketing	160.1	134.0
General and administrative	59.6	52.0
Research and development	110.8	102.6
Acquisition-related charges	7.4	5.6

Total operating expenses	337.9	294.2

Operating income	137.7	106.3
Interest and other income (expense), net	5.8	4.7

Income before income tax provision and minority interest in consolidated subsidiaries	143.5	111.0
Income tax provision	44.3	36.6

Income before minority interest in consolidated subsidiaries	99.2	74.4
Minority interest in consolidated subsidiaries	0.3	—

Net income	$98.9	$74.4

Net income per common share:
Basic	$0.61	$0.47
Diluted	$0.60	$0.46
Weighted average common shares outstanding:
Basic	161.2	159.1
Diluted	164.3	160.1

Revenue

        Our revenue increased by $181.0 million, or 21.3%, to $1,032.4 million for the year ended December 31, 2007, compared to $851.4 million for 2006. Included in this change in revenue is approximately $48.7 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue increased by 15.5%. The increase in revenue, excluding the effect of foreign exchange, is attributable to the core technologies of both the BioScience and BioSpin segments. In particular, the increase in revenues can be attributed to the X-ray technologies of the BioScience segment and magnetic resonance technologies of the BioSpin segment. Increases in aftermarket revenues, related primarily to services provided after the initial warranty period, also contributed to the increase in revenue.

Cost of Revenue

        Our cost of product and service revenue for the year ended December 31, 2007, was $556.8 million, resulting in a gross profit margin of 46.1%, compared to cost of product and service revenue of $450.9 million, resulting in a gross profit margin of 47.0% for 2006. Gross margin as a percentage of revenue decreased, despite an increase in revenues, as a result of the mix of products sold during the year. Lower gross profit margins relate to the BioSpin segment. Gross profit margins of the BioScience segment improved slightly in 2007 compared with 2006.

Sales and Marketing

        Our sales and marketing expense for the year ended December 31, 2007 increased to $160.1 million, or 15.6% of product and service revenue, from $134.0 million, or 15.8% of product and service revenue for 2006. The increase in sales and marketing expenses is attributable to increases in headcount in support of certain sales and marketing initiatives and acquisitions completed in the second half of 2006. Additionally, higher commissions related to our increase in revenue and changes in foreign currency exchange rates, primarily the Euro, have also contributed to an increase in sales and marketing expense.

General and Administrative

        Our general and administrative expense for the year ended December 31, 2007 increased to $59.6 million, or 5.8% of product and service revenue, from $52.0 million, or 6.1% of product and service revenue for 2006. The increase in general and administrative expenses is attributable to increases in headcount related to acquisitions completed in the second half of 2006 and an increase in amortization expense related to the intangible assets acquired in connection with these same acquisitions. In addition, we incurred tax consulting fees in connection with a specific project in 2007.

Research and Development

        Our research and development expense for the year ended December 31, 2007 increased to $110.8 million, or 10.8% of product and service revenue, from $102.6 million, or 12.1% of product and service revenue for 2006. The increase in research and development expenses is attributable to increases in headcount related to acquisitions completed in the second half of 2006. Additionally, changes in foreign currency exchange rates, primarily the Euro, also contributed to an increase in research and development expense.

Acquisition-Related Charges

        On December 3, 2007, we announced that we had entered into a definitive agreement to acquire all of the stock of Bruker BioSpin. The acquisition of Bruker BioSpin was approved by our shareholders on February 25, 2008 and was completed on February 26, 2008. The acquisition represented a combination of companies under common control due to a majority of ownership of both Bruker Corporation and Bruker BioSpin by the same individuals and, as a result, transaction costs are expensed as incurred. During the year ended December 31, 2007, we incurred and expensed acquisition-related charges totaling $7.4 million, which consisted primarily of legal fees, investment banking fees, accounting fees, compensation earned by the special committee of our Board of Directors and antitrust regulation filing fees.

        On April 18, 2006 we announced that we had entered into a definitive agreement to acquire all of the stock of Bruker Optics. The acquisition of Bruker Optics was approved by our shareholders on June 29, 2006 and was completed on July 1, 2006. The acquisition represented a combination of companies under common control due to a majority of ownership of both Bruker Corporation and Bruker BioSpin by the same individuals and, as a result, transaction costs are expensed as incurred. During the year ended December 31, 2006, we incurred and expensed acquisition-related charges totaling $5.6 million, which consisted primarily of investment banking fees, legal fees, accounting fees, compensation earned by the special committee of our Board of Directors and antitrust regulation filing fees.

Interest and Other Income (Expense), Net

        Interest and other income (expense), net during the year ended December 31, 2007, was $5.8 million compared to $4.7 million for 2006.

        During the year ended December 31, 2007, the major components within interest and other income (expense), net, were net interest income of $8.1 million offset by losses on foreign currency transactions of $3.9 million. During the year ended December 31, 2006, the major components within interest and other income (expense), net, were appreciation in the fair value of derivative instruments of $6.8 million and net interest income of $5.6 million offset by losses on foreign currency transactions of $8.4 million.

Provision for Income Taxes

        The income tax provision for the year ended December 31, 2007, was $44.3 million compared to an income tax provision of $36.6 million for 2006, representing effective tax rates of 30.9% and 33.0%, respectively. Our tax rate may change over time as the amount and mix of income and taxes outside the U.S. changes. In addition to the amount and mix of income and taxes outside the United States, our income tax provision can be impacted by discrete items of a non-recurring nature. Discrete items of this nature resulted in a net tax benefit of $10.1 million for the year ended December 31, 2007 and related primarily to new tax legislation in Germany. There were no significant items of this nature that impacted income tax provision for the year ended December 31, 2006.

Minority Interest in Consolidated Subsidiaries

        Minority interest in consolidated subsidiaries for the years ended December 31, 2007 and 2006 were $0.3 million and $0.0 million, respectively. The minority interest in subsidiaries represents the minority shareholders' proportionate share of net income of those subsidiaries. The minority interest relates to our two majority-owned indirect subsidiaries, InCoaTec GmbH and Bruker Baltic Ltd.

Net Income

        Our net income for the year ended December 31, 2007, was $98.9 million, or $0.60 per diluted share, compared to net income of $74.4 million, or $0.46 per diluted share, for 2006.

Segment Results

Revenue

        The following table presents revenue, change in revenue and revenue growth by reportable segment for the years ended December 31, 2007 and 2006 (dollars in millions):

	2007	2006	Dollar Change	Percentage Change
BioScience	$555.1	$444.8	$110.3	24.8%
BioSpin	523.4	447.0	76.4	17.1%
Eliminations (a)	(46.1)	(40.4)	(5.7)

	$1,032.4	$851.4	$181.0	21.3%

(a)
Represents product and service revenue between reportable segments.

BioScience Segment Revenues

        BioScience segment revenue increased by $110.3 million, or 24.8%, to $555.1 million for the year ended December 31, 2007, compared to $444.8 million for 2006. Included in this change in revenue is approximately $28.1 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue increased by 18.5%. The increase in revenue, excluding the effect of foreign exchange, is attributable to increases in system revenue from the segment's core technologies, particularly X-ray, mass spectrometry and CBRN detection and infrared and Raman molecular spectroscopy. In addition, acquisitions made in the second half of 2006 represented approximately 2.9% of the revenue growth.

        System revenue, other system revenue and aftermarket revenue as a percentage of total BioScience segment revenue were as follows during the years ended December 31, 2007 and 2006 (dollars in millions):

	2007		2006
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System revenue	$438.1	78.9%	$343.2	77.2%
Other system revenue	8.8	1.6%	8.0	1.8%
Aftermarket revenue	108.2	19.5%	93.6	21.0%

Total revenue	$555.1	100.0%	$444.8	100.0%

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

BioSpin Segment Revenues

        BioSpin segment revenue increased by $76.4 million, or 17.1%, to $523.4 million for the year ended December 31, 2007, compared to $447.0 million for 2006. Included in this change in revenue is approximately $20.6 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue increased by 12.5%. The increase in revenue, excluding the effect of foreign exchange, is attributable to increases in system revenue from the segment's core technology, principally magnetic resonance imaging systems and nuclear magnetic resonance systems. Higher aftermarket revenues resulting from a number of large accessory sales also contributed to the increase in revenues. Because of the nature of the magnetic resonance products sold by the BioSpin segment, particularly the complexity of the instruments coupled with relatively low volumes and high selling prices, BioSpin segment revenues are generally subject to a high degree of volatility when comparing any two periods.

        System and wire revenue, other system revenue and aftermarket revenue as a percentage of total BioSpin segment revenue were as follows during the years ended December 31, 2007 and 2006 (dollars in millions):

	2007		2006
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System and wire revenue	$384.0	73.4%	$337.0	75.4%
Other system revenue	15.2	2.9%	5.9	1.3%
Aftermarket revenue	124.2	23.7%	104.1	23.3%

Total revenue	$523.4	100.0%	$447.0	100.0%

        System and wire revenues in the BioSpin segment include nuclear magnetic resonance systems, magnetic resonance imaging systems, electron paramagnetic resonance systems, Minispec systems, power supplies and our low temperature superconducting and high temperature superconducting wire business. Other system revenues in the BioSpin segment relate primarily to the distribution of products not manufactured by the BioSpin segment. Aftermarket revenues in the BioSpin segment include accessory sales, consumables, training and services.

Income from Operations

        The following table presents income from operations and operating margins on revenue by reportable segment for the years ended December 31, 2007 and 2006 (dollars in millions):

	2007		2006
	Operating Income	Percentage of Segment Revenue	Operating Income	Percentage of Segment Revenue
BioScience	$59.2	10.7%	$40.7	9.2%
BioSpin	89.6	17.1%	76.7	17.2%
Corporate, eliminations and other (a)	(11.1)		(11.1)

Total operating income	$137.7	13.3%	$106.3	12.5%

(a)
Represents corporate costs not allocated to the reportable segments

        BioScience segment income from operations for the year ended December 31, 2007 was $59.2 million, resulting in an operating margin of 10.7%, compared to income from operations of $40.7 million, resulting in an operating margin of 9.2%, for 2006.

        Income from operations in the BioScience segment increased as a result of the higher revenues described above and slight improvement in gross margin as a percentage of revenue, offset in part, by higher operating expenses. The improvement in gross margin is the result of improved factory utilization and the mix of products sold. The increase in operating expenses relates primarily to sales and marketing expenses and research and development expenses. The higher costs are a result of increased headcounts in support of our investments in certain sales and marketing initiatives and acquisitions completed in the second half of 2006, higher commissions associated with our increase in revenue and changes in foreign currency exchange rates, primarily the Euro, as a majority of research and development in the BioScience segment is performed in Europe.

        BioSpin segment income from operations for the year ended December 31, 2007 was $89.6 million, resulting in an operating margin of 17.1%, compared to income from operations of $76.7 million and an operating margin of 17.2%, for 2006.

        Income from operations in the BioSpin segment increased as a result of the higher revenues described above offset, in part, by a decrease in gross margin as a percentage of revenue. Gross margins decreased, despite an increase in revenues, as a result of the mix of system and wire products sold. In addition, the increase in other system revenue also contributed to a decrease in margin as these products typically have lower margins than the core systems and aftermarket revenues.

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

        During the year ended December 31, 2008, net cash provided by operating activities was $106.9 million compared to net cash provided by operating activities of $107.6 million during the year ended December 31, 2007. The change in cash from operating activities was attributable primarily to lower net income for the year ended December 31, 2008, offset by changes in operating assets and liabilities.

        During the year ended December 31, 2008, net cash used by investing activities was $47.7 million, compared to net cash used by investing activities of $31.1 million during the year ended December 31, 2007. Cash used by investing activities during the year ended December 31, 2008 was attributable to $47.4 million of capital expenditures and $11.4 million used for acquisitions and acquisition-related costs. These uses were partially offset by $9.8 million of proceeds from the sale of investments. The increase in expenditures during the year ended December 31, 2008 compared to 2007 related primarily to the expansion of our facility in Ettlingen, Germany, which was completed in the third quarter of 2008. Cash used by investing activities during the year ended December 31, 2007 was attributable primarily to $26.2 million of capital expenditures.

        During the year ended December 31, 2008, net cash used by financing activities was $235.1 million, compared to net cash used by financing activities of $83.3 million during the year ended December 31, 2007. Cash used by financing activities during the year ended December 31, 2008 was attributable to $386.0 million paid to certain shareholders of Bruker BioSpin in connection with the acquisition of Bruker BioSpin and $23.4 million of withholding taxes paid in connection with a dividend declared by Bruker BioSpin prior to the acquisition. These uses were offset, in part, by $173.0 million of net borrowings related primarily to the Credit Agreement. Cash used by financing activities during the year ended December 31, 2007 was attributable to $85.4 million of dividends paid by Bruker BioSpin prior to the acquisition and $17.5 million of net borrowings under various long-term and short-term arrangements. Cash used in financing activities in 2007 were offset by $19.6 million in net proceeds from the offering of common stock.

        On February 26, 2008, we completed our acquisition of Bruker BioSpin for $914.0 million. The acquisition of Bruker BioSpin was financed with 57,544,872 shares of unregistered common stock valued at $526.0 million based on the trailing 10 day trading average closing price of $9.14 per share as of two days prior to the signing of the transaction agreements, $351.0 million of cash obtained under a new credit facility, which we refer to as the Credit Agreement, and the balance with cash on hand. The Credit Agreement with a syndication of lenders provides for a revolving credit line with a maximum commitment of $230.0 million and a term loan facility of $150.0 million. The outstanding principal under the term loan is payable in quarterly installments through December 2012. Borrowings under the Credit Agreement bear interest, at our option, at either (i) the higher of the prime rate or the federal funds rate plus 0.50%, or (ii) adjusted LIBOR, plus margins ranging from 0.40% to 1.25% and a facility fee ranging from 0.10% to 0.20%. As of December 31, 2008, the weighted-average interest rate of borrowings outstanding under the Credit Agreement was approximately 3.9%.

        Borrowings under the Credit Agreement are secured by the pledge to the banks of 100% of the capital stock of each of our wholly-owned domestic subsidiaries and 65% of the capital stock of certain of our wholly-owned direct or indirect foreign subsidiaries. The Credit Agreement also requires that we maintain certain financial ratios related to maximum leverage and minimum interest coverage, as defined in the Credit Agreement. In addition to the financial ratios, the Credit Agreement restricts, among other things, our ability to do the following: make certain payments; incur additional debt; incur certain liens; make certain investments, including derivative agreements; merge, consolidate, sell or transfer all or substantially all of our assets; and enter into certain transactions with affiliates. As of December 31, 2008, the latest measurement date, we were in compliance with the covenants of the Credit Agreement.

        At December 31, 2008, we had outstanding debt totaling $223.8 million consisting of $196.5 million outstanding under the Credit Agreement, including $144.4 million drawn on a term loan and $52.1 million under revolving loans, $15.8 million outstanding under other long-term debt arrangements, $6.2 million outstanding under other revolving lines of credit and $5.3 million under capital lease obligations. At December 31, 2008 we classified $35.6 million of the $52.1 million borrowed under the revolving credit line of the Credit Agreement as long-term because we do not expect to repay this amount in the next twelve months. At December 31, 2007, we had outstanding debt totaling $44.2 million consisting of $28.0 million outstanding under other long-term debt arrangements, $13.2 million outstanding under other revolving lines of credit and $3.0 million under capital lease obligations.

        Amounts outstanding under other long-term debt arrangements at December 31, 2008 include both collateralized and uncollateralized arrangements with various financial institutions in Germany and Japan. The terms of these arrangements also include fixed and variable interest rates ranging from 2.0% to 8.0% at December 31, 2008.

        Amounts outstanding under other revolving lines of credit are with various financial institutions in the United States, Germany, Switzerland, Japan and France and have aggregate maximum borrowing amounts of approximately $300.9 million at December 31, 2008. With consideration to outstanding letters of credit drawn under revolving lines of credit, we had availability of approximately $180.5 million under revolving lines of credit at December 31, 2008. Our revolving lines of credit are generally uncollateralized and bear interest at variable rates ranging from 1.50% to 9.75% at December 31, 2008. Effective February 26, 2008, we terminated a $75.0 million line of credit in the United States and replaced it with the revolving credit available under the Credit Agreement.

        As of December 31, 2008, we have approximately $10.2 million of net operating loss carryforwards available to reduce future U.S. taxable income. These losses have various expiration dates through 2028. We also have U.S. tax credits of approximately $19.4 million available to offset future tax liabilities that expire at various dates. These credits include foreign tax credits of $17.6 million expiring in various years through 2018 and research and development tax credits of $1.8 million expiring at various dates through 2025. These operating losses and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

        The following table summarizes maturities for our significant financial obligations as of December 31, 2008 (in millions):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Revolving lines of credit	$58.3	$22.7	$—	$35.6	$—
Long-term debt, including current portion	165.5	18.3	57.5	88.1	1.6
Operating lease obligations	37.6	9.6	13.3	9.1	5.6
Pension liabilities	39.8	2.4	4.8	8.6	24.0
Uncertain tax contingencies	20.1	—	20.1	—	—

        Uncertain tax contingencies are positions taken or expected to be taken on an income tax return that may result in additional payments to tax authorities. The amount in the preceding table includes interest and penalties accrued related to these positions as of December 31, 2008. The total amount of uncertain tax contingencies is included in the "1-3 Years" column as we are not able to reasonably estimate the timing of potential future payments. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.

TRANSACTIONS WITH RELATED PARTIES

        Bruker Optics and Bruker BioSpin lease certain office space from our principal shareholders. During the years ended December 31, 2008, 2007 and 2006, these shareholders were paid approximately $1.8 million, $1.5 million and $1.4 million, respectively, which was estimated to be equal to the fair market value.

        During the years ended December 31, 2008, 2007 and 2006, we incurred expenses of $2.3 million, $1.7 million and $1.3 million, respectively, to a law firm in which one of our directors is a partner.

        During the years ended December 31, 2008, 2007 and 2006, we incurred expenses of $0.9 million, $1.3 million and $0.9 million, respectively, to a financial services firm in which one of our directors is a partner.

RECENT ACCOUNTING PRONOUNCEMENTS

        In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 ("SFAS No. 161"). SFAS No. 161 requires enhanced disclosures about an entity's derivative and hedging activities and, thereby, improves the transparency of financial reporting. SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2008. We do not expect the adoption of SFAS No. 161 to have a material impact on our results of operations, financial position or cash flows.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 ("SFAS No. 160"). This statement establishes new accounting and reporting standards for the minority interest in a subsidiary and the deconsolidation of a subsidiary. SFAS No. 160 is effective as of the beginning of fiscal 2009 and early adoption is prohibited. We do not expect the adoption of SFAS No. 160 to have a material impact on our results of operations, financial position or cash flows.

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

        Our foreign exchange losses, net were $11.2 million and $3.9 million for the years ended December 31, 2008 and 2007, respectively. We will continue to evaluate our currency risks and may utilize foreign currency contracts more frequently in order to mitigate our foreign currency exposure. From time to time, we have entered into foreign currency contracts in order to minimize the volatility that fluctuations in exchange rates have on our cash flows related to purchases and sales denominated in foreign currencies. There were no outstanding forward contracts at December 31, 2008.

Impact of Interest Rates

        We regularly invest excess cash in short-term investments that are subject to changes in interest rates. We believe that the market risk arising from holding these financial instruments is minimal.

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

        In April 2008, we entered into an interest rate swap arrangement to pay a fixed rate of approximately 3.8% and receive a variable rate based on three month LIBOR through December 31, 2012. The initial notional amount of this interest swap was $90.0 million and amortizes in proportion to the term debt component of our Credit Agreement. At December 31, 2008, the outstanding notional amount of this swap was $86.6 million. We have determined that this swap is an effective hedge of the variability of cash flows of the interest payments.

        We entered into a cross currency interest rate swap arrangement in 2002 with an initial notional amount of €5.0 million under which we receive semiannual interest payments in Euros based on a variable interest rate equal to the six-month EURIBOR rate in exchange for semiannual payments in Swiss francs at a fixed rate of 4.97%. We terminated this cross currency interest rate swap in 2008 because of its ineffectiveness in offsetting the changes in cash flows. We entered into an interest rate swap arrangement with an initial notional amount of $2.2 million in 1999 under which we receive a variable rate of interest based on the Securities Industry and Financial Markets Municipal Swap Index in exchange for a 4.60% fixed rate of interest. We also terminated this interest rate swap in 2008 because the related debt was repaid in full.

Inflation

        We do not believe inflation had a material impact on our business or operating results during any of the periods presented.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Bruker Corporation

        We have audited the accompanying consolidated balance sheets of Bruker Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bruker Corporation at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, Bruker Corporation adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. Additionally, as discussed in Note 2 to the consolidated financial statements, effective December 31, 2006, Bruker Corporation adopted SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bruker Corporation's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts
March 13, 2009

BRUKER CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$166.2	$332.4
Short-term investments and restricted cash	1.5	12.2
Accounts receivable, net	171.9	185.2
Inventories	425.1	446.4
Other current assets	56.0	57.5

Total current assets	820.7	1,033.7
Property, plant and equipment, net	221.3	207.6
Goodwill	46.4	40.8
Intangible assets	6.0	6.2
Other long-term assets	21.9	22.4

Total assets	$1,116.3	$1,310.7

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$22.7	$13.2
Current portion of long-term debt	18.3	22.4
Accounts payable	43.3	52.3
Customer advances	199.6	233.5
Other current liabilities	235.8	239.7

Total current liabilities	519.7	561.1
Long-term debt	182.8	8.6
Long-term deferred revenue	35.4	39.1
Accrued pension	31.9	21.8
Other long-term liabilities	33.8	44.6
Minority interest in consolidated subsidiaries	0.8	0.5
Commitments and contingencies (Note 17)
Shareholders' equity:
Preferred stock, $0.01 par value 5,000,000 shares authorized, none issued or outstanding at December 31, 2008 and 2007	—	—
Common stock, $0.01 par value 260,000,000 shares and 200,000,000 shares authorized, 164,078,721 and 163,251,890 shares issued and 164,068,252 and 163,251,890 outstanding at December 31, 2008 and 2007, respectively	1.6	1.6
Treasury stock at cost, 10,469 at December 31, 2008 and 0 at December 31, 2007	(0.1)	—
Additional paid-in capital	—	202.3
Retained earnings	172.6	282.6
Accumulated other comprehensive income	137.8	148.5

Total shareholders' equity	311.9	635.0

Total liabilities and shareholders' equity	$1,116.3	$1,310.7

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year Ended December 31,
	2008	2007	2006
Product revenue	$974.9	$913.2	$758.9
Service revenue	126.9	115.4	87.9
Other revenue	5.3	3.8	4.6

Total revenue	1,107.1	1,032.4	851.4
Cost of product revenue	527.5	483.2	397.7
Cost of service revenue	74.6	73.6	53.2

Total cost of revenue	602.1	556.8	450.9

Gross profit	505.0	475.6	400.5
Operating expenses:
Sales and marketing	183.8	160.1	134.0
General and administrative	70.7	59.6	52.0
Research and development	133.8	110.8	102.6
Restructuring charges	2.3	—	—
Acquisition-related charges	6.2	7.4	5.6

Total operating expenses	396.8	337.9	294.2

Operating income	108.2	137.7	106.3
Interest and other income (expense), net	(15.0)	5.8	4.7

Income before income tax provision and minority interest in consolidated subsidiaries	93.2	143.5	111.0
Income tax provision	28.0	44.3	36.6

Income before minority interest in consolidated subsidiaries	65.2	99.2	74.4
Minority interest in consolidated subsidiaries	0.3	0.3	—

Net income	$64.9	$98.9	$74.4

Net income per common share:
Basic	$0.40	$0.61	$0.47
Diluted	$0.39	$0.60	$0.46
Weighted average common shares outstanding:
Basic	162.7	161.2	159.1
Diluted	165.6	164.3	160.1

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in millions, except share data)

	Common Stock		Treasury Stock				Accumulated Other Comprehensive Income
					Additional Paid-In Capital	Retained Earnings		Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2005	158,650,577	$1.6	—	$—	$248.6	$249.5	$57.0	$556.7
Shares issued in connection with the purchase of minority interest	73,475	—	—	—	0.4	—	—	0.4
Shares issued in connection with other acquisitions	469,525	—	—	—	2.6	—	—	2.6
Deemed dividend in connection with the acquisition of Bruker Optics	—	—	—	—	(74.0)	—	—	(74.0)
Stock options exercised	290,224	—	—	—	1.3	—	—	1.3
Stock based compensation	—	—	—	—	1.5	—	—	1.5
Issuance of restricted shares	622,200	—	—	—	—	—	—	—
Dividends declared by Bruker BioSpin				—		(29.5)	—	(29.5)
Effect of SFAS No. 158 adoption, net of taxes of $1.9	—	—	—	—	—	—	(7.6)	(7.6)
Comprehensive income (loss):
Net income	—	—	—	—	—	74.4	—	74.4
Foreign currency translation adjustments	—	—	—	—	—	—	42.8	42.8
Unrealized gains on available for sale securities:
Unrealized holding losses arising during the period	—	—	—	—	—	—	0.3	0.3
Less reclassification adjustments for gains included in the determination of net income	—	—	—	—	—	—	(0.1)	(0.1)
Changes in SFAS No. 87 net of taxes of $0.1	—	—	—	—	—	—	(0.1)	(0.1)

Net comprehensive income (loss)								117.3

Balance at December 31, 2006	160,106,001	1.6	—	—	180.4	294.4	92.3	568.7
Issuance of common stock, net of issuance costs	2,519,698	—	—	—	16.8	—	—	16.8
Shares issued in connection with acquisitions	38,493	—	—	—	0.3	—	—	0.3
Stock options exercised	500,366	—	—	—	2.5	—	—	2.5
Stock based compensation	—	—	—	—	2.2	—	—	2.2
Issuance of restricted shares	87,332	—	—	—	—	—	—	—
Dividends declared by Bruker BioSpin	—	—	—	—	—	(108.8)	—	(108.8)
Treasury stock acquired	(10,302)	—	10,302	(0.1)	0.1	—	—	—
Treasury stock reissued	10,302		(10,302)	0.1	—	—	—	0.1
Adoption of FIN No. 48	—	—	—	—	—	(1.9)	—	(1.9)
Comprehensive income:				—		—	—
Net income	—	—	—	—	—	98.9	—	98.9
Foreign currency translation adjustments	—	—	—	—	—	—	51.3	51.3
Unrealized gains on available for sale securities:
Unrealized holding losses arising during the period	—	—	—	—	—	—	0.4	0.4
Less reclassification adjustments for losses included in the determination of net income	—	—	—	—	—	—	0.1	0.1
Changes in pensions, net of taxes of $1.1	—	—	—	—	—	—	4.4	4.4

Net comprehensive income								155.1

BRUKER CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) (Continued)

(in millions, except share data)

	Common Stock		Treasury Stock				Accumulated Other Comprehensive Income
					Additional Paid-In Capital	Retained Earnings		Total Shareholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2007	163,251,890	$1.6	—	$—	$202.3	$282.6	$148.5	$635.0
Shares issued in connection with acquisitions	170,342	—	—	—	—	—	—	—
Stock options exercised	656,489	—	—	—	3.7	—	—	3.7
Stock based compensation	—	—	—	—	4.5	—	—	4.5
Tax benefit related to stock option plans	—	—	—	—	0.5	—	—	0.5
Treasury stock acquired	(10,469)	—	10,469	(0.1)	0.1	—	—	—
Deemed dividend in connection with the acquisition of Bruker BioSpin	—	—	—	—	(211.1)	(174.9)	—	(386.0)
Comprehensive income (loss):
Net income	—	—	—	—	—	64.9	—	64.9
Foreign currency translation adjustments	—	—	—	—	—	—	8.1	8.1
Unrealized losses on interest rate swap:
Unrealized holding losses arising during the period	—	—	—	—	—	—	(5.2)	(5.2)
Less reclassification adjustments for settlements included in the determination of net income	—	—	—	—	—	—	0.4	0.4
Unrealized gains on available for sale securities:
Unrealized holding losses arising during the period	—	—	—	—	—	—	(0.1)	(0.1)
Less reclassification adjustments for gains included in the determination of net income	—	—	—	—	—	—	(1.3)	(1.3)
Changes in pensions, net of taxes of $3.0	—	—	—	—	—	—	(12.6)	(12.6)

Net comprehensive income (loss)								54.2

Balance at December 31, 2008	164,068,252	$1.6	10,469	$(0.1)	$—	$172.6	$137.8	$311.9

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$64.9	$98.9	$74.4
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	29.9	27.9	26.0
Deferred income taxes	(2.3)	(1.2)	5.6
Stock-based compensation	4.5	2.2	1.5
Other non-cash expense (income)	(0.3)	0.6	(0.9)
Changes in operating assets and liabilities:
Accounts receivable	33.0	(30.0)	0.1
Inventories	8.0	(3.5)	(5.9)
Other assets	6.7	(12.5)	10.1
Accounts payable	(39.3)	2.3	(7.0)
Customer advances	(27.1)	(19.8)	(7.9)
Other liabilities	28.9	42.7	(10.1)

Net cash provided by operating activities	106.9	107.6	85.9

Cash flows from investing activities:
Purchases of property, plant and equipment, net	(47.4)	(26.2)	(25.2)
Purchase of short-term investments	(0.1)	(0.5)	(3.5)
Redemption of short-term investments	9.8	3.0	46.5
Acquisitions, net of cash acquired	(4.6)	(3.5)	(19.6)
Payments in connection with the acquisition of Bruker BioSpin	(6.8)	(4.8)	—
Payments in connection with the acquisition of Bruker Optics	—	—	(5.6)
Changes in restricted cash	1.4	0.9	2.3

Net cash used in investing activities	(47.7)	(31.1)	(5.1)

Cash flows from financing activities:
Proceeds from revolving lines of credit, net	33.1	(10.5)	11.1
Proceeds from term debt	166.1	—	2.5
Repayment of term debt	(26.2)	(7.0)	(16.9)
Payment of deferred financing costs	(2.9)	—	—
Proceeds from issuance of common stock, net of repurchases	3.7	19.6	1.7
Excess tax benefit related to stock option plans	0.5	—	—
Deemed dividend in connection with the acquisition of Bruker BioSpin	(386.0)	—	—
Deemed dividend in connection with the acquisition of Bruker Optics	—	—	(74.0)
Cash payments to shareholders	(23.4)	(85.4)	(29.5)

Net cash used in financing activities	(235.1)	(83.3)	(105.1)

Effective of exchange rate changes on cash and cash equivalents	9.7	28.0	24.0

Net change in cash and cash equivalents	(166.2)	21.2	(0.3)
Cash and cash equivalents at beginning of year	332.4	311.2	311.5

Cash and cash equivalents at end of year	$166.2	$332.4	$311.2

Supplemental disclosure of cash flow information:
Cash paid for interest	$10.8	$3.3	$3.2
Cash paid for taxes	38.7	51.9	65.7
Non-cash investing and financing activities:
Issuance of common stock in connection with acquisition of Bruker BioSpin	$526.0	$—	$—
Issuance of common stock in connection with acquisition of Bruker Optics	—	—	55.9
Issuance of common stock in connection with other acquisitions	—	0.3	2.6

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business

        Bruker Corporation and its wholly-owned subsidiaries (the "Company") design, manufacture, service and market proprietary life science and materials research systems based on its core technology platforms, including X-ray technologies, magnetic resonance technologies, mass spectrometry technologies, optical emission spectroscopy and infrared and Raman molecular spectroscopy technologies. The Company also sells a broad range of field analytical systems for chemical, biological, radiological and nuclear detection, as well as superconducting wire products and devices. The Company maintains major technical and manufacturing centers in Europe, North America and Japan and sales offices throughout the world. The Company's diverse customer base includes pharmaceutical, biotechnology and proteomics companies, academic institutions, advanced materials and semiconductor industries and government agencies.

        In February 2008, the Company completed the acquisition of the Bruker BioSpin Group ("Bruker BioSpin"). Both the Company and Bruker BioSpin were majority owned by six affiliated stockholders prior to the acquisition. As a result, the acquisition of Bruker BioSpin was considered a business combination of companies under common control and was accounted for at historical carrying values at the date of the acquisition. The consolidated balance sheets, statements of operations, statements of cash flows and notes to the consolidated financial statements for all periods presented herein have been restated by combining the historical consolidated financial statements of the Company with those of Bruker BioSpin. Additionally, because this transaction was accounted for as a business combination of entities under common control, all one-time transaction costs have been expensed as incurred.

        In July 2006, the Company completed its acquisition of Bruker Optics Inc. ("Bruker Optics"). Both the Company and Bruker Optics were majority owned by five affiliated stockholders prior to the acquisition. As a result, the acquisition of Bruker Optics was considered a business combination of companies under common control. Accordingly, the acquisition of Bruker Optics, as it relates to the portion under common ownership was accounted for at historical carrying values at the date of the acquisition. The portion not under the common ownership of the five affiliated stockholders has been accounted for as a minority interest. The portion not under common control primarily represented stock options to purchase shares of common stock outstanding at the date of the acquisition. The excess purchase price of the interest not under common control over the fair value of the related net assets acquired was accounted for as goodwill and intangible assets. The consolidated balance sheets, statements of operations, statements of cash flows and notes to the consolidated financial statements for all periods presented herein have been restated by combining the historical consolidated financial statements of the Company with those of Bruker Optics. Additionally, because this transaction was accounted for as a business combination of entities under common control, all one-time transaction costs have been expensed as incurred.

        Following the acquisition of Bruker BioSpin, management reevaluated the way the Company was managed and its internal reporting structure, and as a result of that evaluation, reports its financial results on the basis of the following two reportable segments:

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

Cash and Cash Equivalents

        Cash and cash equivalents consist primarily of highly liquid investments with original maturities of three months or less at the date of acquisition. Cash and cash equivalents primarily include cash on hand, money market funds and time deposits. Time deposits represent amounts on deposit in banks and temporarily invested in instruments with maturities of three months or less at the time of purchase. Certain of these investments represent deposits which are not insured by the FDIC or any other government agency. Cash and cash equivalents are carried at cost, which approximates market value.

Restricted Cash

        Certain customers require the Company to provide bank guarantees on customer advances. Generally, lines of credit facilitate this requirement. However, to the extent the required guarantee exceeds the available local line of credit, the Company maintains restricted cash balances. Restricted cash balances are classified as non-current unless, under the terms of the various agreements, the funds will be released from restrictions within one year. At December 31, 2008, the Company had $3.4 million of restricted cash, of which $1.5 million will be released from restrictions within one year. At December 31, 2007, the Company had $5.1 million of restricted cash, of which $3.1 million will be released from restrictions within one year.

Short-Term Investments

        The Company accounts for short-term investments in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company did not hold any short-term investments at December 31, 2008. The Company's investments at December 31, 2007 consisted of money market funds that were considered to be available-for-sale and bond instruments that were trading securities. Available-for-sale securities are reported at fair value, with unrealized gains and losses, net of tax, included as a separate component of comprehensive income. Trading securities are reported at fair value, with unrealized gains and losses recorded as a component of interest and other income (expense), net in the consolidated statements of operations. The fair value of available-for-sale securities at December 31, 2007 was $8.3 million. Unrealized gains associated with the available-for-sale securities were $0.5 million and $0.2 million for the years ended December 31, 2007 and 2006, respectively. The value of trading securities was $0.8 million at December 31, 2007.

        Decreases in market values of individual securities below cost for a duration of six to nine months are deemed indicative of other than temporary impairment. Other than temporary impairments are recorded by writing down the carrying amount of the investment to market value through a charge to interest and other income (expense), net in the consolidated statements of operations. For the years ended December 31, 2008, 2007 and 2006, there were no impairment charges.

Fair Value

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"), which is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 157 as of January 1, 2008. As permitted by FASB Staff Position ("FSP") SFAS No. 157-2, Effective Date of FASB Statement No. 157 ("FSP SFAS No. 157-2"), the Company elected to defer the adoption of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. The adoption of SFAS No. 157 did not have a material impact on the Company's financial position, results of operations or cash flows. The Company is currently evaluating the impact adoption of FSP SFAS No. 157-2 will have on its financial position, results of operations and cash flow. SFAS No. 157 establishes a three-level valuation hierarchy for measuring fair value and expands financial statement disclosures about fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

        In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active ("FSP SFAS No. 157-3"). FSP SFAS No. 157-3 clarifies the application of SFAS No. 157 for markets that are not active and provides an example to illustrate the key considerations in determining fair value when the market for a financial asset is not active. FSP SFAS No. 157-3 was effective upon being issued, including prior periods for which financial statements have not been issued. The adoption of this position did not have an effect on the Company's financial position, results of operations, or cash flows.

        The Company's financial instruments consist primarily of cash and cash equivalents, short-term investments and restricted cash, accounts receivable, short-term borrowings, accounts payable and long-term debt. The carrying amounts of the Company's cash and cash equivalents, short-term investments and restricted cash, accounts receivable, short-term borrowings and accounts payable approximate fair value due to their short-term nature. The Company's long-term debt consists primarily of variable rate arrangements with interest rates that reset every three months and as a result, reflect currently available terms and conditions. Consequently, the carrying value of the Company's long-term debt approximates fair value.

Concentration of Credit Risk

        Financial instruments which subject the Company to credit risk consist of cash and cash equivalents and accounts receivables. The risk with respect to cash and cash equivalents is minimized by the Company's policy of investing in short-term financial instruments issued by highly-rated financial institutions. The risk with respect to accounts receivables is minimized by the creditworthiness and diversity of the Company's customers. The Company performs periodic credit evaluations of its customers' financial condition and generally requires an advanced deposit for a portion of the purchase price. Credit losses have been within management's expectations and the allowance for doubtful accounts totaled $5.4 million and $6.1 million as of December 31, 2008 and 2007, respectively. For the years ended December 31, 2008, 2007 and 2006, no single customer exceeded 10% of the Company's revenue or accounts receivable.

Inventories

        Components of inventory include raw materials, work-in-process, demonstration units and finished goods. Demonstration units include systems which are located in the Company's demonstration laboratories or installed at the sites of potential customers and are considered available for sale. Finished goods include in-transit systems that have been shipped to the Company's customers, but not yet installed and accepted by the customer. All inventories are stated at the lower of cost or market. Cost is determined principally by the first-in, first-out, ("FIFO") method for a majority of subsidiaries and by average-cost for certain international subsidiaries. The Company reduces the carrying value of its inventories for differences between cost and estimated net realizable value, taking into consideration usage in the preceding twelve months, expected demand, technological obsolescence and other information including the physical condition of demonstration and in-transit inventories. The Company records a charge to cost of revenue for the amount required to reduce the carrying value of inventory to net realizable value. Costs associated with the procurement and warehousing of inventories, such as inbound freight charges and purchasing and receiving costs, are also included in the cost of revenue line item within the consolidated statements of operations.

Property, Plant and Equipment

        Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Major improvements are capitalized while expenditures for maintenance, repairs and minor improvements are charged to expense. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss is reflected in the consolidated statements of operations. Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings	25-39 years
Machinery and equipment	3-10 years
Computer equipment and software	3-5 years
Furniture and fixtures	3-10 years
Leasehold improvements	Lesser of 15 years or the remaining lease term

Goodwill and Intangible Assets

        The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives not be amortized. Instead, these assets are tested for impairment on a reporting unit basis annually, or on an interim basis when events or changes in circumstances warrant. The impairment test consists of a comparison of the fair value of a reporting unit with its carrying amount with any related impairment losses recognized in earnings when incurred. The Company performs its annual test of impairment as of December 31st each year. No impairment losses were recorded on goodwill and indefinite-lived intangible assets during the years ended December 31, 2008, 2007 and 2006.

        Intangible assets with a finite useful life are amortized on a straight-line basis over their estimated useful lives as follows:

Existing technology and related patents	3-10 years
Customer relationships	5-10 years
Trade names	5-10 years

Impairment of Long-Lived Assets

        Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the quoted market price, if available, or the estimated undiscounted operating cash flows generated by those assets are less than the assets' carrying value. Impairment losses are charged to the consolidated statements of operations for the difference between the fair value and carrying value of the asset. No impairment losses were recorded on long-lived assets during the years ended December 31, 2008, 2007 and 2006.

Warranty Costs and Deferred Revenue

        The Company typically provides a one year parts and labor warranty with the purchase of equipment. The anticipated cost for this warranty is accrued upon recognition of the sale and is included as a current liability on the accompanying consolidated balance sheets. The Company also offers to its customers extended warranty and service agreements extending beyond the initial warranty for a fee. These fees are recorded as deferred revenue and amortized ratably into income over the life of the extended warranty contract.

Minority Interest in Consolidated Subsidiaries

        Minority interest on the consolidated statements of operations of $0.3 million, $0.3 million and $0.0 million for the years ended December 31, 2008, 2007 and 2006, respectively, represents the minority common shareholders' proportionate share of the net income of InCoaTec GmbH and Bruker Baltic Ltd.

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

        On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 ("FIN No. 48"). Among other things, FIN No. 48 provides guidance to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold which an income tax position must achieve before being recognized in the financial statements. In addition, FIN No. 48 requires expanded annual disclosures, including a rollforward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months. In connection with the adoption of FIN No. 48 the Company recorded a reduction to retained earnings of $1.9 million as of January 1, 2007. The Company had unrecognized tax benefits of approximately $20.8 million as of January 1, 2007, of which $8.8 million, if recognized, would result in a reduction of the Company's effective tax rate.

Customer Advances

        The Company typically requires an advance deposit under the terms and conditions of contracts with customers. These deposits are recorded as a liability until revenue is recognized on the specific contract.

Other Comprehensive Income (Loss)

        Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States are included in other comprehensive income (loss), but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to shareholders' equity, net of tax. The Company's other comprehensive income (loss) is composed primarily of foreign currency translation adjustments, changes in the funded status of defined benefit pension plans and changes in the fair value of derivatives that have been designated as cash flow hedges.

Derivative Financial Instruments

        The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS No. 133") as amended. All derivatives, whether designated in hedging relations or not, are recorded on the consolidated balance sheets at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in the results of operations. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in accumulated other comprehensive income and are recognized in the results of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in the results of operations. For derivative instruments not designated as hedging instruments, changes in fair value are recognized in the results of operations in the current period.

Foreign Currency Translation

        Assets and liabilities of the Company's foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using year-end exchange rates. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a separate component of shareholders' equity. Gains and (losses) resulting from foreign currency transactions are reported in interest and other income (expense), net in the consolidated statements of operations for all periods presented.

Employee Retirement Plans

        The Company adopted SFAS No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R), ("SFAS No. 158") on December 31, 2006. SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of defined benefit pension and other postretirement defined benefit plans, previously disclosed in the footnotes to the financial statements, as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. In addition, SFAS No. 158 requires disclosure of the effects of the unrecognized gains or losses, prior service costs and transition asset or obligation on the next fiscal year's net periodic benefit cost.

Revenue Recognition

        The Company recognizes revenue from system sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, title and risk of loss has been transferred to the customer and collectibility of the resulting receivable is reasonably assured. Title and risk of loss is generally transferred to the customer upon receipt of a signed customer acceptance for a system that has been shipped, installed, and for which the customer has been trained. As a result, the timing of customer acceptance or readiness could cause the Company's reported revenues to differ materially from expectations. When products are sold through an independent distributor or a strategic distribution partner which assumes responsibility for installation, the Company recognizes the system as revenue when the product has been shipped and title and risk of loss has been transferred. The Company's distributors do not have price protection rights or rights to return; however, products are warranted to be free from defect for a period of one year. Revenue is deferred until cash is received when a significant portion of the fee is due over one year after delivery, installation and acceptance of a system. For arrangements with multiple elements, the Company recognizes revenue for each element based on the fair value of the element provided when all other criteria for revenue recognition have been met. The fair value for each element provided in multiple element arrangements is typically determined by referencing historical pricing policies when the element is sold separately. Changes in the Company's ability to establish the fair value for each element in multiple element arrangements could affect the timing of revenue recognition.

        Revenue from the sale of accessories and parts is recognized upon shipment and service revenue is recognized as the services are performed.

        Other revenues are comprised of research grants and licensing arrangements. Grant revenue is recognized when the Company completes the services required under the grant. Licensing revenue is recognized ratably over the term of the related contract.

Shipping and Handling Costs

        The Company records costs incurred in connection with shipping and handling products as marketing and selling expenses. Shipping and handling costs were $14.7 million, $13.3 million and $10.8 million in the years ended December 31, 2008, 2007 and 2006, respectively. Amounts billed to customers in connection with these costs are included in revenues.

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

Advertising

        The Company expenses advertising costs as incurred. Advertising expenses were $6.2 million, $6.2 million and $5.1 million during the years ended December 31, 2008, 2007 and 2006, respectively.

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

Stock-Based Compensation

        Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, ("SFAS No. 123(R)"), using the modified prospective method. SFAS No. 123(R) requires recognition of stock-based compensation expense in the consolidated statements of operations over the vesting period based on the fair value of the award at the grant date. The Company's primary types of share-based compensation are stock options and restricted stock. The Company recorded stock-based compensation expense for the years ended December 31, 2008, 2007 and 2006, as follows (in millions):

	2008	2007	2006
Stock options	$3.8	$1.6	$1.1
Restricted stock	0.7	0.6	0.4

Total stock-based compensation pre-tax	4.5	2.2	1.5
Tax benefit	0.7	0.6	0.4

Total stock-based compensation net of tax	$3.8	$1.6	$1.1

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

	2008	2007	2006
Risk-free interest rate	1.59%-3.95%	3.48%-5.21%	4.3%
Expected life	6.5 years	6.5 years	5.0 years
Volatility	72.0%	82.0%	82.0%
Expected dividend yield	0.0%	0.0%	0.0%

        Risk-free interest rate is the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected life assumption.

        Expected term is determined through the simplified method as defined in the Securities and Exchange Commission Staff Accounting Bulletin No. 110. The Company believes that this is the best estimate of the expected term of a new option because the acquisition of Bruker BioSpin might alter historical exercise patterns.

        Expected volatility is based on a number of factors. The Company currently believes that the exclusive use of implied volatility results in the best estimate of the grant-date fair value of employee stock options because it reflects the market's current expectations of future volatility.

        Expected dividend yield was not considered in the option pricing formula since the Company does not pay dividends and has no current plans to do so in the future. The terms of some of the Company's indebtedness also currently restricts its ability to pay dividends to its shareholders.

Earnings Per Share

        Net income per share is calculated by dividing net income by the weighted-average shares outstanding during the period. The diluted net income per share computation includes the effect of shares which would be issuable upon the exercise of outstanding stock options and the vesting of restricted stock, reduced by the number of shares which are assumed to be purchased by the Company from the resulting proceeds at the average market price during the period.

        The following table sets forth the computation of basic and diluted average shares outstanding for the years ended December 31, (in millions):

	2008	2007	2006
Net income, as reported	$64.9	$98.9	$74.4

Weighted average shares outstanding:
Weighted average shares outstanding-basic	162.7	161.2	159.1
Effect of dilutive securities:
Stock options and restricted stock	2.9	3.1	1.0

	165.6	164.3	160.1

Net income per common share:
Basic	$0.40	$0.61	$0.47

Diluted	$0.39	$0.60	$0.46

        Stock options to purchase approximately 1,905,000 shares, 583,000 shares and 1,056,000 shares were excluded from the computation of diluted earnings per share in the years ended December 31, 2008, 2007 and 2006, respectively, because the exercise price of the stock options exceeded the average market price of the Company's common stock and, as a result, would have had an anti-dilutive effect.

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

Reclassification

        Certain amounts in 2007 and 2006 have been reclassified to conform to the 2008 presentation. Such reclassifications had no effect on previously reported net income or shareholders' equity.

Note 3—Acquisition of Bruker BioSpin

        On February 26, 2008, the Company completed the acquisition of all of the outstanding capital stock of Bruker BioSpin in accordance with the terms of various stock purchase agreements dated as of December 2, 2007. The acquisition of Bruker BioSpin represented a combination of companies under common control due to the majority ownership of both companies by six related individuals as an affiliated shareholder group. As a result, the acquisition of Bruker BioSpin was accounted for at historical carrying values. The technologies of Bruker BioSpin are complementary to the Company's accurate-mass electrospray time-of-flight mass spectrometers and single-crystal diffraction X-ray spectrometers and are expected to create revenue synergies and provide opportunities to supply customers with equipment packages that have a broader range of applications and value. The addition of Bruker BioSpin is also expected to enhance the Company's worldwide distribution and sales and service infrastructure.

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

        Under the stock purchase agreements, $98.8 million of the purchase price was paid into escrow accounts pending the resolution of indemnification obligations and working capital obligations of the sellers. The unused portion of the $92.0 million indemnity escrow will be released to the sellers at the later of (1) the 30th day following the receipt by the Company of audited financial statements of the Company for the year ended December 31, 2008, or (2) the resolution of any claim for indemnification of which the sellers have received notice prior to the conclusion of the 30 day period described in (1) above. The $6.8 million working capital escrow was released in May 2008 following the receipt of combined audited financial statements of Bruker BioSpin for the fiscal year ended December 31, 2007.

Note 4—Acquisition of Bruker Optics

        In July 2006, the Company completed the acquisition of all of the outstanding stock of Bruker Optics in accordance with the terms of the stock purchase agreement dated April 2006. The acquisition of Bruker Optics represented a combination of companies under common control due to the majority ownership of both companies by five related individuals as an affiliated shareholder group. As a result, the acquisition, as it related to the shares owned by these affiliated shareholders, holding approximately 96% of the outstanding shares of Bruker Optics, was accounted for at historical carrying value. The acquisition of the shares of the non-affiliated shareholders, approximately 4%, was accounted for at fair value, in a manner similar to the acquisition of a minority interest. The excess purchase price of the interest not under common control over the fair value of the related net assets was recorded as intangible assets and goodwill. The acquisition of Bruker Optics diversified the Company's technology base and market presence, particularly in pharmaceutical process analytical technologies and pharma-forensics, as well as in food and beverage and feed agricultural analysis. The acquisition of Bruker Optics also enhanced the Company's worldwide distribution and sales and service infrastructure.

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

        The Company engaged RSM McGladrey, Inc., a third party valuation firm, to assist management in appraising the fair value of certain assets acquired. The appraisal was completed in the second quarter of 2007. The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the date of acquisition of the minority interest (in millions):

Current assets	$42.4
Property, plant and equipment	13.2
Intangible assets	53.8
Other assets	0.1

Total assets acquired	109.5
Current liabilities	34.5
Long-term debt	3.5
Other long-term liabilities	2.1

Total liabilities assumed	40.1

Net assets	69.4
Minority interest percentage	4.1%

Net assets acquired	2.8
Goodwill	2.3

Total purchase price	$5.1

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

Note 5—Other Acquisitions

        In August 2008, the Company acquired S.I.S. Surface Imaging Systems GmbH ("S.I.S."), a privately-held company located in Herzogenrath, Germany. The acquisition of S.I.S was accounted for under the purchase method. S.I.S. develops, manufactures and distributes advanced atomic force/scanning probe microscopy for applications in materials research, including semiconductors, data storage, electronic materials, solar cells, polymers and catalysts. The results of S.I.S. have been included in the BioScience segment from the date of acquisition. The aggregate purchase price of S.I.S. was $2.1 million. In addition, the Company issued an aggregate of 59,342 restricted unregistered shares of the Company's common stock, par value $0.01 per share, to certain of S.I.S.'s shareholders. These shares were not included in the purchase price because of contingencies related to the continuing employment of the shareholders. The Company recorded $2.1 million of goodwill in connection with the acquisition of S.I.S. and assigned the goodwill to the BioScience segment. Goodwill of $2.9 million was initially recorded based on a preliminary purchase price allocation but was subsequently reduced by $0.8 million based on the final allocation. Pro forma financial information reflecting the acquisition of S.I.S. has not been presented because the impact on revenues, net income and net income per common share would not have been material.

        In January 2008, the Company acquired JUWE Laborgeraete GmbH ("JUWE"), a privately-held company located in Viersen, Germany. The acquisition of JUWE was accounted for under the purchase method. JUWE develops, manufactures and distributes advanced combustion analysis systems for various carbon, hydrogen, nitrogen, oxygen and sulfur elemental applications. JUWE's products are complementary to the Company's optical emission spectroscopy products. The results of JUWE have been included in the BioScience segment from the date of acquisition. The aggregate purchase price of JUWE was $1.6 million, of which $1.2 million was paid in cash and $0.4 million consisted of net liabilities assumed by the Company. In addition, the Company issued an aggregate of 111,000 restricted unregistered shares of the Company's common stock, par value $0.01 per share, to JUWE's shareholders. These shares were not included in the purchase price because of contingencies related to the continuing employment of the shareholders. The Company recorded $1.1 million of goodwill in connection with the acquisition of JUWE and assigned the goodwill to the BioScience segment. Goodwill of $2.2 million was initially recorded based on a preliminary purchase price allocation but was subsequently reduced by $1.1 million based on the final allocation. Pro forma financial information reflecting the acquisition of JUWE has not been presented because the impact on revenues, net income and net income per common share would not have been material.

        In June 2007, the Company acquired Analys-Konsult AB ("AKAB"), a distributor and service provider of scientific instrumentation based in Sweden. The results of AKAB have been included in the BioSciences segment from the date of acquisition. The aggregate purchase price of AKAB was approximately $0.8 million, of which approximately $0.5 million was paid in cash and approximately $0.3 million was funded by the issuance of an aggregate of 29,740 restricted unregistered shares of the Company's common stock, par value $0.01 per share, to AKAB's shareholders. Pro forma financial information reflecting the AKAB acquisition has not been presented as the impact on revenues, net income and net income per common share would not have been material.

        In January 2007, the Company acquired all of the assets of Keca Metal Products, Ltd. ("Keca"), a Texas partnership located in Spring, Texas. The results of Keca have been included in the BioSciences segment from the date of acquisition. Keca provides specialized machining services, primarily to Bruker Optics. In addition, in November 2007, the Company acquired all of the assets of Micron Optical Systems, Inc. ("Micron"). The results of Micron have been included in the BioSciences segment from the date of acquisition. The aggregate purchase price for Keca and Micron was $0.6 million and $0.8 million, respectively, and was funded primarily with cash on hand.

        The Company recorded $1.6 million of goodwill in connection with the acquisitions of AKAB, Keca and Micron in 2007. The goodwill was assigned to the BioSciences segment. Pro forma financial information reflecting these acquisitions has not been presented because the impact on revenues, net income and net income per common share would not have been material.

Note 6—Fair Value of Financial Instruments

        The Company measures the following financial assets and liabilities at fair value on a recurring basis. The fair value of these financial assets and liabilities was determined using the following inputs at December 31, 2008 (in millions):

	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$27.9	$27.9	$—	$—
Short-term investments and restricted cash	1.5	1.5	—	—
Long-term restricted cash	1.9	1.9	—	—

Total assets recorded at fair value	$31.3	$31.3	$—	$—

Liabilities:
Interest rate swap	$4.8	$—	$4.8	$—
Embedded derivatives in purchase and delivery contracts	2.2	—	2.2	—

Total liabilities recorded at fair value	$7.0	$—	$7.0	$—

        A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Note 7—Accounts Receivable

        The following is a summary of trade accounts receivable at December 31, (in millions):

	2008	2007
Gross accounts receivable	$177.3	$191.3
Allowance for doubtful accounts	(5.4)	(6.1)

Accounts receivable, net	$171.9	$185.2

Note 8—Inventories

        Inventories consisted of the following at December 31, (in millions):

	2008	2007
Raw materials	$115.8	$117.6
Work-in-process	129.6	138.0
Demonstration units	36.7	37.2
Finished goods	143.0	153.6

Inventories	$425.1	$446.4

        The Company reduces the carrying value of its demonstration inventories for differences between its cost and estimated net realizable value through a charge to cost of revenue that is based on a number of factors including, the age of the unit, the physical condition of the unit and an assessment of technological obsolescence. Amounts recorded in cost of revenue related to the write-down of demonstration units to net realizable value were $24.5 million, $21.3 million and $22.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

        Finished goods include in-transit systems that have been shipped to the Company's customers but not yet installed and accepted by the customer. As of December 31, 2008 and 2007, inventory-in-transit was $91.6 million and $93.9 million, respectively.

Note 9—Property, Plant and Equipment

        The following is a summary of property, plant and equipment by major asset class at December 31, (in millions):

	2008	2007
Land	$28.3	$27.2
Building and leasehold improvements	226.0	210.4
Machinery and equipment	231.8	221.5

	486.1	459.1
Less accumulated depreciation and amortization	(264.8)	(251.5)

Property, plant and equipment, net	$221.3	$207.6

        Depreciation expense, which includes the amortization of leasehold improvements, for the years ended December 31, 2008, 2007 and 2006 approximated $28.1 million, $25.9 million and $23.8 million, respectively.

Note 10—Goodwill and Other Intangible Assets

        The following table sets forth the changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007, (in millions):

Balance at December 31, 2006	$39.8
Goodwill acquired during the period	1.0

Balance at December 31, 2007	40.8
Goodwill acquired during the period	4.0
Foreign currency impact	1.6

Balance at December 31, 2008	$46.4

        At December 31, 2008 and 2007 all goodwill was allocated to the BioScience segment.

        The following is a summary of other intangible assets subject to amortization at December 31, (in millions):

	2008			2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology and related patents	$14.1	$(9.2)	$4.9	$13.3	$(7.9)	$5.4
Customer relationships	1.6	(0.6)	1.0	1.1	(0.5)	0.6
Trade names	0.4	(0.3)	0.1	0.4	(0.2)	0.2

Intangible assets subject to amortization, net	$16.1	$(10.1)	$6.0	$14.8	$(8.6)	$6.2

        For the years ended December 31, 2008, 2007 and 2006, the Company recorded amortization expense of approximately $1.8 million, $2.0 million and $2.2 million, respectively, to other amortizable intangible assets.

        The estimated future amortization expense related to amortizable intangible assets at December 31, 2008 is as follows (in millions):

2009	$1.7
2010	1.7
2011	1.0
2012	0.5
2013	0.3
Thereafter	0.8

Total	$6.0

Note 11—Other Current Liabilities

        The following is a summary of other current liabilities at December 31, (in millions):

	2008	2007
Deferred revenue	$44.7	$39.9
Accrued compensation	39.3	41.4
Income taxes payable	38.6	29.4
Accrued warranty	24.5	27.0
Current portion of deferred tax liability	10.6	9.2
Withholding tax on dividend	—	23.4
Other accrued expenses	78.1	69.4

Other current liabilities	$235.8	$239.7

        The Company typically provides a one year parts and labor warranty with the purchase of equipment. The anticipated cost for this warranty is accrued upon recognition of the sale and is included as a current liability on the consolidated balance sheets. The Company also offers to its customers warranty and service agreements extending beyond the initial year of warranty for a fee. These fees are recorded as deferred revenue and amortized into income over the life of the extended warranty contract. The following table sets forth the changes in accrued warranty for the years ended December 31, 2008 and 2007 (in millions):

Balance at December 31, 2006	$23.3
Accruals for warranties issued during the year	22.2
Settlements of warranty claims	(20.8)
Foreign currency impact	2.3

Balance at December 31, 2007	27.0
Accruals for warranties issued during the year	31.9
Settlements of warranty claims	(34.7)
Foreign currency impact	0.3

Balance at December 31, 2008	$24.5

Note 12—Debt

        The Company's debt obligations consist of the following as of December 31, (in millions):

	2008	2007
US dollar term loan under the Credit Agreement	$144.4	$—
US dollar revolving loan under the Credit Agreement	35.6	—
Euro mortgage loan at six month European Interbank Offered Rate plus 1.00%, 3.97% at December 31, 2008, collateralized by a building of Bruker AXS GmbH, biannual principal and interest payments due and payable through 2012	2.2	2.9
Euro bank loans at fixed rates of 4.65% and 8.01%, respectively, collateralized by accounts receivable of certain subsidiaries of Bruker AXS, biannual principal payments and quarterly interest payments due and payable through 2013	0.3	0.3
State of Wisconsin industrial revenue bond at variable interest rate based on the Securities Industry and Financial Markets Association Municipal Swap Index collateralized by an irrevocable letter of credit, annual principal payments and monthly interest payments, due and payable through December 2013	—	1.5
Euro bank loan at fixed rate of 4.07%, collateralized by certain assets of Bruker BioSpin, biannual principal and interest payments due and payable through 2008	—	3.0
Euro bank loan at fixed rate of 2.95%, collateralized by land and buildings of Bruker Daltonik GmbH, quarterly principal payments and monthly interest payments due and payable through 2010	1.0	1.8
Euro bank loan at fixed rate of 4.65%, collateralized by land and buildings of Bruker Daltonik GmbH, annual principal payments and monthly interest payments due and payable through 2008	—	11.2
Euro bank loan at fixed rate of 3.05%, collateralized by land and buildings of Bruker Daltonik GmbH, annual principal payments and monthly interest payments due and payable through 2008	—	5.1
Euro bank loan at fixed rate of 5.01%, collateralized by land and buildings of Bruker Optik GmbH, biannual principal payments and monthly interest payments due and payable through 2013	10.7	—
Japanese Yen bank loan at fixed rate of 2.03%, uncollateralized, quarterly principal and interest payments due and payable through 2011	1.6	1.8
Japanese Yen bank loan at fixed rate of 1.80%, uncollateralized, quarterly principal and interest payments due and payable through 2011	—	0.4
Capital lease obligations	5.3	3.0

Total long-term debt	201.1	31.0
Current portion of long-term debt	(18.3)	(22.4)

Total long-term debt, less current portion	$182.8	$8.6

        Annual maturities of long-term debt at December 31, 2008 are as follows (in millions):

2009	$18.3
2010	25.4
2011	32.1
2012	86.2
2013	37.5
Thereafter	1.6

Total	$201.1

        In connection with the acquisition of Bruker BioSpin, the Company entered into a credit agreement with a syndication of lenders (the "Credit Agreement") which provides for a revolving credit line with a maximum commitment of $230.0 million and a term facility of $150.0 million. The outstanding principal and interest under the term loan is payable in quarterly installments through December 2012. Borrowings under the Credit Agreement bear interest, at the Company's option, at either (i) the higher of the prime rate or the federal funds rate plus 0.50%, or (ii) adjusted LIBOR, plus margins ranging from 0.40% to 1.25% and a facility fee ranging from 0.10% to 0.20%. As of December 31, 2008, the weighted average interest rate of borrowings under the Credit Agreement was approximately 3.9%.

        Borrowings under the Credit Agreement are secured by the pledge to the banks of 100% of the capital stock of each of the Company's wholly-owned domestic subsidiaries and 65% of the capital stock of certain of the Company's direct or indirect wholly-owned foreign subsidiaries. The Credit Agreement also requires the Company to maintain certain financial ratios related to leverage ratios and interest coverage ratios as defined in the Credit Agreement. In addition to the financial ratios, the Credit Agreement restricts, among other things, the Company's ability to do the following: make certain payments; incur additional debt; incur certain liens; make certain investments, including derivative agreements; merge, consolidate, sell or transfer all or substantially all of the Company's assets; and enter into certain transactions with affiliates. As of December 31, 2008, the latest measurement date, the Company was in compliance with the covenants under the Credit Agreement.

        The State of Wisconsin industrial revenue bonds ("IRB") were entered into in 1999 in connection with the construction of Bruker AXS' building in Madison, Wisconsin. The amount outstanding under the IRB was collateralized by an irrevocable letter of credit that contained various financial and other covenants. The Company's outstanding letter of credit was scheduled to expire in December 2008 and was collateralized by substantially all of the assets of Bruker AXS. As of December 31, 2008, the Company had repaid all amounts due under the IRB.

        The Company maintains several lines of credit at financial institutions in the United States, Germany, Switzerland, Japan and France with an aggregate maximum credit amount of approximately $300.9 million and $145.5 million at December 31, 2008 and 2007, respectively. In 2008, these agreements included the $230.0 million revolving credit line available under the Credit Agreement. In 2007, revolving lines of credit included $75.0 million available through a commercial lender in the United States that was terminated and replaced with the Credit Agreement. As of December 31, 2008 and 2007, the Company had outstanding borrowings of approximately $58.3 million and $13.2 million, respectively. Borrowings under revolving lines of credit at December 31, 2008 consisted of $52.1 million outstanding under the Credit Agreement and $6.2 million outstanding under other revolving lines of credit. Of the $52.1 million outstanding under the Credit Agreement, $35.6 million is classified as long-term debt because the Company does not expect to repay this portion in the next twelve months. Taking outstanding letters of credit into consideration, the Company had availability of approximately $180.5 million and $64.6 million at December 31, 2008 and 2007, respectively. The Company's revolving lines of credit typically are due upon demand with interest payable monthly. At December 31, 2008 and

2007, the weighted average interest rates on revolving lines of credit were 3.0% and 2.0%, respectively. Lines of credit can either be unsecured or secured by the accounts receivable and inventory of the related subsidiary.

        Interest expense for the years ended December 31, 2008, 2007 and 2006, was $11.7 million, $2.3 million and $3.0 million, respectively.

Note 13—Derivative Instruments and Hedging Activities

Interest Rate Risk Management

        The Company is party to interest rate swaps and cross currency rate swaps in order to minimize the volatility that changes in interest rates might have on earnings and cash flows.

        In April 2008, the Company entered into an interest rate swap arrangement to manage its exposure to interest rate movements and the related effect on its variable rate debt. Under this interest rate swap arrangement, the Company will pay a fixed rate of approximately 3.8% and receive a variable rate based on three month LIBOR. The initial notional amount of this interest rate swap was $90.0 million and it amortizes in proportion to the term debt component of the Credit Agreement through December 2012. At December 31, 2008, the notional amount of this interest rate swap was $86.6 million. The Company concluded that this swap met the criteria to qualify as an effective hedge of the variability of cash flows of the interest payments and accounts for the hedge as a cash flow hedge under SFAS No. 133. Accordingly, the Company reflected all changes in the fair value of this interest rate swap in accumulated other comprehensive income, a component of shareholders' equity. As of December 31, 2008, the Company recorded a liability of $4.8 million related to the fair value of the interest rate swap that is recorded in other current liabilities in the consolidated balance sheets. Amounts recorded in accumulated other comprehensive income (loss) are reclassified to interest and other income (expense), net in the consolidated statement of operations when either the forecasted transaction occurs or it becomes probable that the forecasted transaction will not occur. The Company expects $2.2 million of the accumulated loss to be reclassified into earnings over the next twelve months.

        In 2002, the Company entered into a cross currency interest rate swap arrangement under which the Company receives semiannual interest payments in Euros based on a variable interest rate equal to the six-month EURIBOR rate in exchange for semiannual payments in Swiss francs at a fixed rate of 4.97% through December 2011. The notional amount of this interest rate swap arrangement was €5.0 million. This instrument did not qualify for hedge accounting under SFAS No. 133 and, accordingly, the changes in the fair value of the swap are being recorded in interest and other income (expense), net in the consolidated statements of operations. This swap was terminated in 2008 because of its ineffectiveness in offsetting the change in cash flow being hedged. As of December 31, 2007, the currency exchange contract had a fair value of $0.6 million and was recorded in other current assets in the consolidated balance sheets.

        In 1999, the Company entered into an interest rate swap arrangement to pay a 4.60% fixed rate of interest and receive a variable rate of interest based on the Securities Industry and Financial Markets Municipal Swap Index through December 2013. The initial notional amount of the interest rate swap arrangement was $2.2 million and amortized in proportion to the State of Wisconsin industrial revenue bond through December 2013. The Company determined that the interest rate swap was not an effective hedge in offsetting the change in interest cash flows as defined by SFAS No. 133 and, accordingly, the changes in the swap's fair value were being recorded in interest and other income (expense), net in the consolidated statements of operations. This swap was terminated in 2008 because the State of Wisconsin industrial revenue bond was repaid during the year. As of December 31, 2007, this interest rate swap had a fair value of $0.1 million and was recorded in other current liabilities in the consolidated balance sheets.

Foreign Exchange Rate Risk Management

        The Company generates a substantial portion of its revenues and expenses in international markets, principally Europe and Japan, which subjects its operations to the exposure of exchange rate fluctuations. The impact of currency exchange rate movement can be positive or negative in any period. The Company, from time to time, has entered into foreign currency contracts in order to minimize the volatility that fluctuations in currency exchange rates have on the Company's cash flows related to purchases and sales denominated in foreign currencies. In addition, the Company periodically enters into purchase and sales contracts denominated in currencies other than the functional currency of the parties to the transaction. In accordance with SFAS No. 133, the Company accounts for these transactions separately valuing the "embedded derivative" component of these contracts.

        There were no outstanding forward contracts at December 31, 2008. At December 31, 2007, the Company had option and forward currency exchange contracts, with notional amounts aggregating $15.0 million. The contracts involved the purchase of Euro at fixed U.S. dollar amounts on specified dates and had maturities of less than twelve months. The notional amounts of the contracts were intended to hedge receivables in U.S. dollars. However, these transactions do not qualify for hedge accounting under SFAS No. 133. Accordingly, the instruments were recorded at fair value with the corresponding gains and losses recorded in interest and other income (expense), net in the consolidated statements of operations. The Company obtains third-party verification of fair value at the end of each reporting period. As of December 31, 2007, the currency exchange contracts had a fair value of less than $0.1 million and were recorded in other current assets in the consolidated balance sheets.

        The Company had various unsettled contracts related to the purchase and delivery of certain products. The contracts, denominated in currencies other than the functional currency of the transacting parties, amounted to $44.2 million for the delivery of products and $5.4 million for the purchase of products at December 31, 2008 and $15.2 million for the delivery of products and $1.8 million for the purchase of products at December 31, 2007. The changes in the fair value of these embedded derivatives are recorded in interest and other income (expense), net in the consolidated statements of operations. As of December 31, 2008 and 2007, these contracts had a fair value of $2.2 million and $0.4 million, respectively, and are recorded in other current liabilities in the consolidated balance sheets.

Note 14—Restructuring Activities

        In the fourth quarter of 2008, the Company recorded restructuring charges of $2.3 million which consisted primarily of severance costs associated with a restructuring of certain operations in the Netherlands (the "Netherlands Program"). The restructuring charges associated with the Netherlands Program were allocated to the BioScience segment. Approximately $2.2 million of the restructuring charges relate to an involuntary severance program under which approximately 30 employees are expected to leave the Company and the balance relates to exit costs associated with terminating certain leases. The impact of this program will reduce the number of employees in sales and marketing and research and development and will consolidate and focus the selling and developments efforts of the Company's single crystal diffraction products. The Company does not expect to incur any additional costs related to the Netherlands Program and expects to have made all of the severance payments by the end of 2009. The liability for restructuring charges is recorded in other current liabilities in the consolidated balance sheets. The reserves related to this program are as follows (in millions):

	Total	Severance	Exit Costs
Balance at December 31, 2007	$—	$—	$—
Restructuring charges	2.3	2.2	0.1
Cash payments	—	—	—
Non-cash adjustments	—	—	—
Foreign currency impact	—	—	—

Balance at December 31, 2008	$2.3	$2.2	$0.1

Note 15—Income Taxes

        The domestic and foreign components of income (loss) before taxes are as follows for the years ended December 31, (in millions):

	2008	2007	2006
Domestic	$(17.1)	$3.3	$(3.6)
Foreign	110.3	140.2	114.6

	$93.2	$143.5	$111.0

        The components of the income tax provision are as follows for the years ended December 31, (in millions):

	2008	2007	2006
Current income tax expense:
Federal	$0.2	$3.1	$—
State	0.4	0.7	0.6
Foreign	29.7	41.7	30.4

Total current income tax expense	30.3	45.5	31.0
Deferred income tax expense (benefit):
Federal	0.6	(1.2)	0.2
State	0.3	(0.5)	0.1
Foreign	(3.2)	0.5	5.3

Total deferred income tax expense (benefit)	(2.3)	(1.2)	5.6

Income tax provision	$28.0	$44.3	$36.6

        A reconciliation of the United States federal statutory rate to the effective income tax rate is as follows for the years ended December 31:

	2008	2007	2006
Statutory tax rate	35.0%	35.0%	35.0%
Foreign tax rate differential	(7.0)	(2.7)	1.1
Restructuring of wire business	(7.9)	—	—
Change in tax rates	—	(6.9)	(2.2)
Withholding taxes	(3.3)	4.0	—
Permanent differences	0.6	—	0.3
Acquistion costs	2.1	1.1	—
State income taxes, net of federal benefits	0.5	0.5	0.4
Tax contingencies/FIN No. 48	2.3	(0.3)	—
Research and development credits	—	—	(1.4)
Other	(1.0)	(1.2)	(2.3)

Effective tax rate before valuation allowance	21.3%	29.5%	30.9%
Change in valuation allowance for unbenefited losses	8.7%	1.4%	2.1%

Effective tax rate	30.0%	30.9%	33.0%

        The tax effect of temporary items that give rise to significant portions of the deferred tax assets and liabilities are as follows as of December 31, (in millions):

	2008	2007
Deferred tax assets:
Accounts receivable	$0.8	$0.9
Accrued expenses	1.9	1.4
Compensation	2.8	2.0
Investments	13.2	11.0
Inventories	18.3	18.6
Deferred revenue	5.1	—
Net operating loss carryforwards	14.0	10.9
Capital loss carryforwards	2.8	4.3
Foreign tax and other tax credit carryforwards	19.4	11.2
Warranty reserve	4.5	4.9
Fixed assets	0.9	0.8
Other	1.8	4.0

Gross deferred tax assets	85.5	70.0
Less valuation allowance	(50.3)	(42.8)

Total deferred tax assets	35.2	27.2

Deferred tax liabilities:
Accounts receivable	0.8	0.6
Fixed assets	3.1	3.1
Foreign statutory reserves	23.4	28.2
Inventories	1.1	2.3
Investments	1.7	—
Other	1.5	2.4

Total deferred tax liabilities	31.6	36.6

Net deferred tax asset (liability)	$3.6	$(9.4)

        The valuation allowance was determined in accordance with the provisions of SFAS No. 109, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. The Company fully reserved all U.S. net deferred tax assets, which are predominantly net operating losses and tax credit carryforwards. Cumulative losses incurred in the U.S. jurisdiction as of December 31, 2008, 2007 and 2006 represent sufficient negative evidence to record a valuation allowance under SFAS No. 109. The Company intends to maintain a full valuation allowance until sufficient positive evidence exists to support the reversal of the valuation allowance.

        As of December 31, 2008, the Company has approximately $10.2 million of U.S. net operating loss carryforwards available to reduce future taxable income; which expire at various times through 2028. The Company also has approximately $47.8 million of German Trade Tax net operating losses that are carried forward indefinitely. The Company also has tax credits of approximately $19.4 million available to offset future tax liabilities that expire at various dates. These credits include foreign tax credits of $17.6 million expiring at various times through 2018 and research and development tax credits of $1.8 million expiring at various times through 2025. These operating loss and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

        In 2008, two German subsidiaries in the BioSpin segment were merged into a third German subsidiary. As a result of the merger, the Company will be able to use certain net operating loss carryforwards that existed in the merged entities but had previously been fully reserved. The valuation allowance related to these net operating loss carryforwards was reversed in 2008 and resulted in a tax benefit of approximately $6.5 million.

        Additionally, the Company established two profit and loss sharing agreements during 2008. The first agreement was established in the third quarter of 2008 between two of the German subsidiaries of Bruker AXS and the second agreement was established in the fourth quarter of 2008 between three of the German subsidiaries of Bruker BioSpin. These agreements allow the losses of one entity to reduce the taxable income of another entity. Prior to these agreements being put in place, certain deferred tax assets related to these entities had a full valuation allowance. These valuation allowances were reversed during 2008, resulting in a tax benefit of approximately $1.2 million.

        Prior to 2008, the Company paid to certain foreign tax authorities withholding taxes on certain inter-corporate dividends and expensed the payments as incurred because of the uncertainty of receiving a refund. In 2008, the Company recorded a tax benefit as a result of a Swiss subsidiary of the Company requesting and receiving a $0.5 million refund from the tax authorities in France. This refund related to withholding taxes on dividends paid by a French subsidiary to its Swiss parent company in 2005 and 2006. A refund has been filed for withholding taxes paid in 2007 on dividends from the French subsidiary to its Swiss parent. Because the facts and circumstances around the 2007 dividends were the same as for 2005 and 2006 withholding taxes which were refunded by the French government, the Company concluded that it is more likely than not that the 2007 withholding taxes will also be refunded by the tax authorities in France. As such the Company recorded a tax benefit of approximately $2.7 million during 2008 for the 2007 withholding taxes.

        On August 14, 2007, the German Business Tax Reform 2008 was signed by the Federal President and the legislative process was finalized on August 17, 2007 with the official publication of the law. This new legislation changes the German Federal Corporate Tax Rate from 25% to 15%. In addition, German Trade Tax is no longer deductible from the Corporate Income Tax. This law change, due to the benefit of revaluing the Company's deferred tax assets and liabilities, reduced the Company's effective tax rate by 7.0% in 2007.

        The Company has permanently reinvested the earnings of its subsidiaries in the cumulative amount of approximately $703.6 million as of December 31, 2008, and therefore has not provided for U.S. income taxes that could result from the distribution of such earnings to the U.S. parent. If these earnings were ultimately distributed to the U.S. in the form of dividends or otherwise, or if the shares of the subsidiaries were sold or transferred, the Company would likely be subject to additional U.S. income taxes, net of the impact of any available foreign tax credits. It is not practical to estimate the amount of unrecognized deferred U.S. income taxes on these undistributed earnings.

        The Company has unrecognized tax benefits of approximately $20.1 million as of December 31, 2008, of which $10.6 million, if recognized, would result in a reduction of the Company's effective tax rate. One of the Company's Swiss entities is currently being audited for the tax years 2003-2006 and the audit is expected to be completed during the first half of 2009. In addition, all of the Company's German subsidiaries will be under tax audit for the years 2003-2008 beginning in the first half of 2009. The Company cannot reasonably predict the outcome of these audits. As of December 31, 2008, the Company does not expect any material changes, except for the Swiss tax audit mentioned previously, to unrecognized tax positions within the next twelve months. A tabular reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Gross unrecognized tax benefits at December 31, 2006	$20.8
Gross increases—tax positions in prior periods	—
Gross decreases—tax positions in prior periods	(0.9)
Gross increases—current period tax positions	2.2
Settlements	(1.6)
Lapse of statutory limitations	—

Gross unrecognized tax benefits at December 31, 2007	20.5
Gross increases—tax positions in prior periods	0.6
Gross decreases—tax positions in prior periods	(2.7)
Gross increases—current period tax positions	1.7
Settlements	—
Lapse of statutory limitations	—

Gross unrecognized tax benefits at December 31, 2008	$20.1

        The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2008, the Company had approximately $3.0 million of accrued penalties and interest related to uncertain tax positions included in the liability on the consolidated balance sheets, of which $1.2 million was recorded during the twelve months ended December 31, 2008.

        The Company considers its significant tax jurisdictions to include Germany, the United States and Switzerland. The tax years 2003 to 2008 are open tax years in these major taxing jurisdictions. The Company files returns in many foreign and state jurisdictions with varying statutes of limitations.

Note 16—Employee Benefit Plans

Defined Benefit Plans

        Substantially all of the Company's employees in Switzerland, France and Japan, as well as certain employees in Germany, are covered by Company-sponsored defined benefit pension plans. Retirement benefits are generally earned based on years of service and compensation during active employment. Eligibility is generally determined in accordance with local statutory requirements however, the level of benefits and terms of vesting varies among plans.

Net Periodic Pension Cost

        The components of net periodic pension costs for the years ended December 31, are as follows (in millions):

	2008	2007	2006
Components of net periodic benefit costs:
Service cost	$3.4	$3.5	$3.1
Interest cost	4.0	3.0	2.5
Expected return on plan assets	(4.0)	(2.8)	(2.6)
Amortization of prior service costs	—	—	0.6

Net periodic benefit costs	$3.4	$3.7	$3.6

        The changes in benefit obligations and plan assets under the defined benefit pension plans, accumulated benefit obligation and funded status of the plans were as follows at December 31, (in millions):

	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$101.3	$95.5
Service cost	3.4	3.5
Interest cost	4.0	3.0
Plan participant contributions	2.5	2.1
Benefits paid	(1.5)	(1.4)
Actuarial loss (gain)	(2.2)	(9.2)
Impact of foreign currency exchange rates	6.1	7.8

Benefit obligation at end of year	113.6	101.3
Change in plan assets:
Fair value of plan assets at beginning of year	83.9	73.3
Actual return on plan assets	(13.1)	1.1
Employer contributions	6.1	4.6
Benefits paid	(1.1)	(1.1)
Impact of foreign currency exchange rates	5.1	6.0

Fair value of plan assets at end of year	80.9	83.9

Net funded status	$(32.7)	$(17.4)

        The accumulated benefit obligation for the defined benefit pension plans is $107.0 million and $95.9 million at December 31, 2008 and 2007, respectively. All defined benefit pension plans have an accumulated benefit obligation and projected benefit obligation in excess of plan assets at December 31, 2008 and 2007.

        The following amounts were recognized in the accompanying consolidated balance sheets for the Company's defined benefit plans at December 31, (in millions):

	2008	2007
Non-current assets	$—	$4.7
Current liabilities	(0.8)	(0.3)
Non-current liabilities	(31.9)	(21.8)

Net benefit obligation	$(32.7)	$(17.4)

        The following pre-tax amounts were recognized in accumulated other comprehensive income (loss) for the Company's defined benefit plans at December 31, (in millions):

	2008	2007
Reconciliation of amounts recognized in the statement of financial position:
Initial net obligation	$—	$—
Prior service cost (credit)	—	—
Net gain (loss)	(20.5)	(4.9)

Accumulated other comprehensive income (loss)	(20.5)	(4.9)
Accumulated contributions in excess of net periodic benefit cost	(12.2)	(12.5)

Net amount recognized	$(32.7)	$(17.4)

        The range of assumptions used for defined benefit pension plans reflects the different economic environments within the various countries. Weighted average assumptions used to determine the projected benefit obligations for the years ended December 31, are as follows:

	2008	2007	2006
Discount rate	2.0%-5.7%	2.2%-5.5%	2.2%-4.5%
Expected return on plan assets	4.3%-4.5%	4.3%-4.5%	3.8%-4.3%
Expected rate of compensation increase	1.5%-3.0%	1.5%-4.0%	1.5%-2.5%

        To determine the expected long-term rate of return on pension plan assets, the Company considers the current and expected asset allocations, as well as historical and expected returns on various asset categories of plan assets. For the principal pension plans, the Company applies the expected rate of return to a market-related value of assets, which stabilizes variability in assets to which the expected return is applied.

Asset Allocations by Asset Category

        The Company's weighted average pension plan asset allocation at December 31, by asset category, is as follows (in millions):

	2008	2007
Debt securities	52%	43%
Equity securities	26	31
Cash	10	12
Real property	8	8
Mortgages	4	6

Total	100%	100%

        Plan fiduciaries set investment policies and strategies for the plans. Long-term strategic investment objectives include preserving the funded status of the plans and balancing risk and return. The plan fiduciaries oversee the investment allocation process, which includes selecting investment managers, setting long-term strategic targets and monitoring asset allocations. Target allocation ranges are guidelines, not limitations, and occasionally plan fiduciaries will approve allocations above or below a target range.

        The long-term investment strategy is to achieve a rate of return on assets of 4.5% per year. The investment strategy is limited to investing in a maximum of 35% in equity securities and a maximum of 30% in foreign currencies.

        The Company expects to contribute approximately $2.7 million to its pension plans in 2009.

Estimated Future Benefit Payments

        The estimated future benefit payments are based on the same assumptions used to measure the Company's benefit obligation at December 31, 2008. The following benefit payments reflect future employee service as appropriate (in millions):

2009	$2.4
2010	2.4
2011	2.4
2012	5.2
2013	3.4
2014-2018	24.0

Other Benefit Plans

        The Company sponsors various defined contribution plans that cover certain domestic and international employees. The Company may make contributions to these plans at its discretion. The Company contributed $2.6 million, $2.5 million and $2.4 million to such plans in the years ended December 31, 2008, 2007 and 2006, respectively.

Note 17—Commitments and Contingencies

Operating Leases

        Certain vehicles, office equipment and buildings are leased under agreements that are accounted for as operating leases. Total rental expense under operating leases was $10.7 million, $7.8 million and $5.4 million during the years ended December 31, 2008, 2007 and 2006, respectively. Future minimum lease payments under non-cancelable operating leases at December 31, 2008, for each of the next five years are as follows (in millions):

2009	$9.6
2010	7.2
2011	6.1
2012	5.0
2013	4.1
Thereafter	5.6

Total	$37.6

Capital Leases

        The Company leases two buildings under agreements that are classified as capital leases. The cost of the buildings under the capital leases are included in the consolidated balance sheets as property, plant and equipment and were $8.4 million and $5.3 million at December 31, 2008 and 2007, respectively. Accumulated amortization of the leased buildings at December 31, 2008 and 2007 was $1.4 million and $1.2 million, respectively. Amortization of assets under capital leases is included in depreciation expense. The obligations related to capital leases are included as a component of long-term debt in the consolidated balance sheets.

License Agreements

        The Company has entered into various technology cross-licensing agreements allowing other companies to utilize certain patents and related technologies over periods ranging from 21 to 30 years. Income from these agreements for the years ended December 31, 2008, 2007 and 2006 was

$2.4 million, $1.8 million and $2.1 million, respectively, and is classified in other revenue in the consolidated statements of operations. The unearned portions of proceeds from the cross-licensing agreements are classified as short-term or long-term deferred revenue depending on when the revenue will be earned.

        The Company has also entered into license agreements allowing it to utilize certain patents. If these patents are used in connection with a commercial product sale, the Company pays royalties ranging from 0.15% to 5.00% on the related product revenues. Licensing fees for the years ended December 31, 2008, 2007 and 2006, were $1.7 million, $1.9 million and $2.2 million, respectively.

Grants

        The Company has received certain grants from government authorities in the United States and Germany. The grants were made in connection with the Company's development of specific magnetic resonance core technology equipment, spectrometers and related components and a standalone monitor for chemical agents. The agreements under which these grants were awarded have expiration dates ranging between 2009 and 2012. Amounts received under these grants during the years ended December 31, 2008, 2007 and 2006, totaled $2.9 million, $2.0 million and $2.3 million, respectively, and are classified as other revenue in the consolidated statement of operations. Total expenditures related to these grants were $5.9 million, $2.3 million and $4.3 million, respectively, and are classified as research and development expenses in the consolidated statements of operations.

Legal

        Lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. The Company believes the outcome of these proceedings, if any, will not have a material impact on the Company's financial position or results of operations. As of December 31, 2008 and 2007, no accruals have been recorded for such potential contingencies.

Letters of Credit and Guarantees

        At December 31, 2008 and 2007, the Company had bank guarantees of $62.1 million and $67.7 million, respectively, for its customer advances. These arrangements guarantee the refund of advance payments received from customers in the event that the merchandise is not delivered in compliance with the terms of the contract. Certain of these guarantees affect the availability of the Company's lines of credit.

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

Note 18—Shareholders' Equity

Public Offerings of Common Stock

        On February 12, 2007, the Company and a group of selling shareholders completed a public offering of 11,960,000 shares of its common stock, of which 2,530,000 were sold by the Company and 9,430,000 were sold by four selling shareholders, at $7.10 per share, generating net proceeds of approximately $16.9 million to the Company and approximately $63.2 million to the selling shareholders, in the aggregate.

Issuance of Restricted Stock

        In connection with certain acquisitions, the Company issued 170,342 shares, 38,493 shares and 469,525 shares of restricted stock in 2008, 2007 and 2006, respectively. The restrictions are time based and have terms ranging from three to five years.

        Restricted shares of the Company's common stock are periodically awarded to executive officers, directors and certain key employees of the Company under the Company's Amended and Restated 2000 Stock Option Plan. See the section "Stock Plans" for information about restricted stock awarded during the years ended December 31, 2008 and 2007.

Blank Check Preferred Stock

        As of December 31, 2008, 5,000,000 shares of Blank Check Preferred Stock with a stated par value of $0.01 per share have been authorized, none of which have been issued.

Dividends

        The terms of some of the Company's indebtedness currently restrict its ability to pay dividends to its shareholders. Prior to the acquisition of the Bruker BioSpin Group, the Board of Directors of Bruker BioSpin Invest AG declared dividends of $103.8 million and $29.0 million during the years ended December 31, 2007 and 2006, respectively. Additionally, the Board of Directors of Bruker BioSpin Inc. declared dividends of $5.0 million during the year ended December 31, 2007 and the Board of Directors of Bruker Physik AG declared dividends of $0.5 million during the year ended December 31, 2006.

Stock Plans

        In 2000, the Board of Directors adopted and the shareholders approved the 2000 Stock Option Plan. The 2000 Stock Option Plan provides for the issuance of up to 2,188,000 shares of common stock in connection with awards under the Plan. The 2000 Stock Option Plan allows a committee of the Board of Directors (the "Committee") to grant incentive stock options, non-qualified stock options, stock appreciation rights and stock awards (including the use of restricted stock and phantom shares). The Committee has the authority to determine which employees will receive the rewards, the amount of the awards and other terms and conditions of the award. Awards granted by the Committee typically vest over a period of three to five years.

        In 2003, the Company's shareholders approved an amendment and restatement of the 2000 Stock Option Plan to change the plan name to the Bruker BioSciences Corporation Amended and Restated 2000 Stock Option Plan and to increase the number of shares by 4,132,000 shares. In 2006, the Company's shareholders approved an amendment and restatement of the Bruker BioSciences Corporation Amended and Restated 2000 Stock Option Plan to increase the number of shares available by 1,680,000 shares. In February 2008, the Company's shareholders approved another amendment and restatement of the Bruker BioSciences Corporation Amended and Restated 2000 Stock Option Plan to increase the number of shares available by 2,000,000 shares, to a total of 10,000,000 shares.

        Restricted shares of the Company's common stock are periodically awarded to executive officers, directors and certain key employees of the Company, subject to service restrictions which expire ratably over periods of three to five years. The restricted shares of common stock may not be sold or transferred during the restriction period. Stock compensation for restricted stock is recorded based on the stock price on the grant date and charged to expense ratably through the restriction period. The following table summarizes information about restricted stock activity during the years ended December 31, 2008, 2007 and 2006:

	Shares Subject to Restriction	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2005	—	$—
Granted	632,900	5.28
Vested	—	—
Forfeited	(4,700)	5.00

Outstanding at December 31, 2006	628,200	5.29
Granted	81,352	8.68
Vested	(130,480)	5.34
Forfeited	(9,670)	6.60

Outstanding at December 31, 2007	569,402	5.74
Granted	170,342	11.13
Vested	(141,289)	5.65
Forfeited	(6,780)	6.23

Outstanding at December 31, 2008	591,675	$7.26

        Unrecognized pre-tax expense of $2.9 million related to restricted stock awards is expected to be recognized over the weighted average remaining service period of 2.4 years for awards outstanding at December 31, 2008.

        Stock option activity for the years ended December 31, 2008, 2007 and 2006, was as follows:

	Shares Subject to Options	Weighted Average Option Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2005	3,576,868	$6.43
Granted	696,250	5.23
Exercised	(290,224)	4.57
Forfeited	(311,469)	7.55

Outstanding at December 31, 2006	3,671,425	6.25
Granted	1,308,679	8.06
Exercised	(501,051)	5.10
Forfeited	(55,341)	10.04

Outstanding at December 31, 2007	4,423,712	6.87
Granted	1,624,250	12.08
Exercised	(655,291)	5.62
Forfeited	(124,148)	9.53

Outstanding at December 31, 2008	5,268,523	$8.56	4.4	$0.5

Exercisable at December 31, 2008	2,251,906	$6.90	3.7	$0.4

Vested and expected to vest at December 31, 2008 (a)	5,081,493	$8.52	4.1	$0.5

(a)
Represents the number of vested options as of December 31, 2008, plus the number of unvested options expected to vest as of December 31, 2008, based on the unvested options outstanding at December 31, 2008, adjusted for estimated forfeitures.

        The following table summarizes information about stock options outstanding and exercisable at December 31, 2008:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (Yrs)	Weighted Average Option Price per Share	Aggregate Intrinsic Value (in millions)	Number Exercisable	Weighted Average Remaining Contractual Term (Yrs)	Weighted Average Option Price per Share	Aggregate Intrinsic Value (in millions)
$2.12 to $4.00	552,435	2.8	$3.19	$0.5	519,935	2.8	$3.19	$0.4
$4.01 to $6.00	1,167,069	3.8	5.14	—	774,729	3.6	5.08	—
$6.01 to $10.00	1,428,915	6.4	7.71	—	487,796	6.3	7.26	—
$10.01 to $13.00	1,739,104	7.3	11.86	—	195,946	3.4	10.92	—
$13.01 and above	381,000	2.4	14.95	—	273,500	2.4	15.61	—

	5,268,523	4.4	$8.56	$0.5	2,251,906	3.7	$6.90	$0.4

        The intrinsic values above are based on the Company's closing stock price of $4.04 on December 31, 2008. Unrecognized pre-tax expense of $17.2 million related to stock options is expected to be recognized over the weighted average remaining service period of 3.3 years for awards outstanding at December 31, 2008.

Note 19—Accumulated Other Comprehensive Income (Loss)

        The following is a summary of accumulated other comprehensive income (loss), net of tax, at December 31, (in millions):

	Foreign Currency Translation	Unrealized Losses on Cash Flow Hedges	Unrealized Gains (Losses) on Available-for-Sale Securities	SFAS No. 87 Minimum Pension Liability Adjustment	SFAS No. 158 Pension Liability Adjustment	Accumulated Other Comprehensive Income
Balance at December 31, 2005	$56.7	$—	$0.7	$(0.4)	$—	$57.0
Other comprehensive income	42.8	—	0.3	(0.1)	—	43.0
Realized (gain) loss on reclassification	—	—	(0.1)	—	—	(0.1)
Adoption of SFAS No. 158	—	—	—	0.5	(8.1)	(7.6)

Balance at December 31, 2006	99.5	—	0.9	—	(8.1)	92.3
Other comprehensive income	51.3	—	0.4	—	4.4	56.1
Realized (gain) loss on reclassification	—	—	0.1	—	—	0.1

Balance at December 31, 2007	150.8	—	1.4	—	(3.7)	148.5
Other comprehensive income (loss)	8.1	(5.2)	—	—	(12.6)	(9.7)
Realized (gain) loss on reclassification	—	0.4	(1.4)	—	—	(1.0)

Balance at December 31, 2008	$158.9	$(4.8)	$—	$—	$(16.3)	$137.8

Note 20—Business Segment Information

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

        In February 2008, the Company completed its acquisition of Bruker BioSpin and as a result, management reevaluated the way the Company is managed and its internal reporting structure. The Company determined that it had four operating segments, representing each of its four divisions: Bruker AXS, Bruker Daltonics, Bruker Optics and Bruker BioSpin. Bruker AXS is in the business of manufacturing and distributing advanced X-ray and OES-spark instrumentation used in non-destructive molecular and elemental analysis. Bruker Daltonics is in the business of manufacturing and distributing mass spectrometry instruments that can be integrated and used along with other analytical instruments. Bruker Optics is in the business of manufacturing and distributing research, analytical and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy technologies. Bruker BioSpin is in the business of manufacturing and distributing enabling life science tools based on magnetic resonance technology, as well as the development and manufacturing of low temperature superconductor and high temperature superconductor wires for use in advanced magnet technology and energy applications.

        The Company has combined the Bruker AXS, Bruker Daltonics and Bruker Optics operating segments into the Bruker BioSciences reporting segment because each has similar economic characteristics, product processes and services, types and classes of customers, methods of distribution and regulatory environments. All historical segment numbers have been retrospectively adjusted to conform to this change in reportable segments.

        Selected business segment information is presented below for the years ended December 31, (in millions):

	2008	2007	2006
Revenue:
BioScience	$633.2	$555.1	$444.8
BioSpin	528.0	523.4	447.0
Eliminations (a)	(54.1)	(46.1)	(40.4)

Total revenue	$1,107.1	$1,032.4	$851.4

Operating Income:
BioScience	$49.4	$59.2	$40.7
BioSpin	74.1	89.6	76.7
Corporate, eliminations and other (b)	(15.3)	(11.1)	(11.1)

Total operating income	$108.2	$137.7	$106.3

(a)
Represents product and service revenue between reportable segments.

(b)
Represents corporate costs not allocated to the reportable segments.

        Total assets, capital expenditures and depreciation and amortization by segment as of and for the years ended December 31, are as follows (in millions):

	2008	2007	2006
Assets:
BioScience	$652.2	$584.9
BioSpin	650.8	782.6
Corporate, eliminations and other (a)	(186.7)	(56.8)

Total assets	$1,116.3	$1,310.7

Capital Expenditures:
BioScience	$29.3	$17.1	$11.8
BioSpin	18.1	9.1	13.4
Corporate	—	—	—

Total capital expenditures	$47.4	$26.2	$25.2

Depreciation and Amortization:
BioScience	$14.4	$12.7	$11.1
BioSpin	15.5	15.2	14.9
Corporate, eliminations and other	—	—	—

Total depreciation and amortization	$29.9	$27.9	$26.0

(a)
Represents corporate assets not allocated to the reportable segments and eliminations of intercompany transactions.

        Revenue and long-lived assets by geographical area as of and for the years ended December 31, were as follows (in millions):

	2008	2007	2006
Revenue:
North America	$264.3	$273.6	$213.2
Europe	691.1	626.1	504.1
Asia Pacific	125.1	117.9	116.5
Other	26.6	14.8	17.6

Total revenue	$1,107.1	$1,032.4	$851.4

Long-lived assets:
North America	$24.9	$25.0
Europe	189.6	175.4
Asia Pacific	6.0	5.1
Other	0.8	2.1

Total long-lived assets	$221.3	$207.6

Note 21—Interest and Other Income (Expense), Net

        The components of interest and other income (expense), net for the years ended December 31, 2008, 2007 and 2006, were as follows (in millions):

	2008	2007	2006
Interest income	$4.9	$10.4	$8.6
Interest expense	(11.7)	(2.3)	(3.0)
Exchange losses on foreign currency transactions	(11.2)	(3.9)	(8.4)
Other	3.0	1.6	7.5

Interest and other income (expense), net	$(15.0)	$5.8	$4.7

Note 22—Related Parties

        The Company rents office space from our principal shareholders under multiple leases, which have expiration dates ranging from 2010 to 2017. Total rent expense under these leases was $1.8 million, $1.5 million and $1.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

        In November 2007, Bruker BioSpin sold part of an office building to ZeroC-Project GmbH for approximately $1.1 million. ZeroC-Project GmbH is wholly owned by one of our principal shareholders. An independent valuation of the building was performed and the sales price was based on the estimated market value of the building.

        During the years ended December 31, 2008, 2007 and 2006, the Company incurred expenses of $2.3 million, $1.7 million and $1.3 million, respectively, to a law firm in which one of our directors is a partner.

        During the years ended December 31, 2008, 2007 and 2006, the Company incurred expenses of $0.9 million, $1.3 million and $0.9 million, respectively, to a financial services firm in which one of our directors is a partner.

Note 23—Recent Accounting Pronouncements

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 ("SFAS No. 161"). SFAS No. 161 requires enhanced disclosures about an entity's derivative and hedging activities and, thereby, improves the transparency of financial reporting. SFAS No. 161 is effective for fiscal years beginning on or after November 15, 2008. The Company does not expect the adoption of SFAS No. 161 to have a material impact on its financial position, results of operations and cash flows.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 ("SFAS No. 160"). This statement establishes new accounting and reporting standards for the minority interest in a subsidiary and the deconsolidation of a subsidiary. SFAS No. 160 is effective as of January 1, 2009 and early adoption is prohibited. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its financial position, results of operations and cash flows.

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

Note 24—Quarterly Financial Data (Unaudited)

        The Company's common stock is traded on the Nasdaq Global Select Market under the symbol BRKR. A summary of operating results for the quarterly periods in the two years ended December 31, 2008 and 2007, is set forth below (in millions, except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
Year ended December 31, 2008
Net revenue	$238.3	$311.5	$242.1	$315.2
Gross profit	113.0	128.6	110.1	153.3
Operating income	15.8	28.4	15.1	48.9
Net income (loss)	(0.8)	21.7	17.8	26.2
Net income per common share:
Basic	$(0.00)	$0.13	$0.11	$0.16
Diluted	$(0.00)	$0.13	$0.11	$0.16
Year ended December 31, 2007
Net revenue	$207.5	$238.3	$241.8	$344.8
Gross profit	94.5	99.9	111.1	170.1
Operating income	19.7	21.8	29.8	66.4
Net income	14.3	17.6	26.7	40.3
Net income per common share:
Basic	$0.09	$0.11	$0.16	$0.25
Diluted	$0.09	$0.11	$0.16	$0.24

ITEM 9.    CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        We have established disclosure controls and procedures that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) by others within our organization. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2008. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

        The audited consolidated financial statements of the Company include the results of Bruker BioSpin. Upon consideration of the date of the acquisition and the time constraints under which our management's assessment would have to be made, management determined that it would not be possible to conduct a sufficiently comprehensive assessment of the acquired business' controls over financial reporting. Accordingly, these operations have been excluded from the scope of management's assessment of internal controls. The Company's consolidated sales for the year ended December 31, 2008, were $1,107.1 million, of which Bruker BioSpin represented $528.0 million. The Company's consolidated net income for the year ended December 31, 2008, was $64.9 million, of which Bruker BioSpin represented $50.5 million. The Company's total assets as of December 31, 2008 were $1,116.3 million, of which Bruker BioSpin represented $650.8 million. The Company's net assets as of December 31, 2008 were $311.9 million, of which Bruker BioSpin represented $206.8 million.

        The attestation report issued by Ernst & Young LLP, our independent registered public accounting firm, on our internal control over financial reporting is included herein.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

 Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Bruker Corporation

        We have audited Bruker Corporation's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Bruker Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Bruker BioSpin, which is included in the 2008 consolidated financial statements of Bruker Corporation and constituted $650.8 million and $206.8 million of total and net assets, respectively, as of December 31, 2008 and $528.0 million and $50.5 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Bruker Corporation also did not include an evaluation of the internal control over financial reporting of Bruker BioSpin.

        In our opinion, Bruker Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bruker Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 13, 2009 expressed an unqualified opinion thereon.

                        /s/ ERNST & YOUNG LLP

Boston, Massachusetts
March 13, 2009

ITEM 9B.    OTHER INFORMATION

        None.

PART III

        In accordance with General Instruction G(3) to Form 10-K, except as set forth below, the information called for by Items 10, 11, 12, 13 and 14 is incorporated by reference from the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 7, 2009.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        A copy of the Company's code of ethics, which applies to its principal executive officer, principal financial officer, principal accounting officer, controller and board of directors may be obtained free of charge by requesting them from us in writing at Bruker Corporation, 40 Manning Road, Billerica Massachusetts, 01821, Attn: Investor Relations, or by telephone at (978) 663-3660, extension 1115.

        The additional information required by this Item 10 pursuant to Items 401, 405 and 407(c)(3), (d)4 and (d)5 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on May 7, 2009, and is incorporated in this annual report on Form 10-K by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required to be disclosed by this Item 11 pursuant to Items 402 and 407(e)(4) and (e)5 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on May 7, 2009, under the captions "Summary of Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report," respectively, and is incorporated in this annual report on Form 10-K by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table summarizes information about our equity compensation plans as of December 31, 2008.

Period	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,860,198	$8.43	2,218,225
Equity compensation plans not approved by security holders	N/A	N/A	N/A

	5,860,198	$8.43	2,218,225

        The additional information required by this Item 12 pursuant to Items 403 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on May 7, 2009, under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated in this annual report on Form 10-K by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required to be disclosed by this Item 13 pursuant to Items 404 and 407(a) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on May 7, 2009, under the captions "Certain Relationships and Related Transactions" and "Board

Compensation, Meetings and Committees" and is incorporated in this annual report on Form 10-K by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required to be disclosed by this Item 14 pursuant to Item 9(e) of Schedule 14A is contained in the proxy statement for our annual meeting of stockholders to be held on May 7, 2009, under the captions "Report of the Audit Committee" and is incorporated in this annual report on Form 10-K by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

  (a)
  Financial Statements and Schedules

  (1)
  Financial Statements

        The following consolidated financial statements of Bruker Corporation are filed as part of this report under Item 8.—Financial Statements and Supplementary Data:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2008 and 2007
Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss) for the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements
    (2)
    Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

              See (b) below.

    (3)
    Exhibits

  (b)
  List of Exhibits

Incorporated by Reference**
Exhibit No.		Filed Herewith
	Description		Form	Date
2.1	Share Transfer Deed dated as of August 13, 2005		8-K	August 16, 2005
2.2*	Purchase and Transfer Agreement for Shares in Röntec AG dated October 10, 2005 between Bruker AXS GmbH and the Sellers as defined therein		10-Q	September 30, 2005
2.3*	Asset Purchase Agreement dated October 21, 2005 between Bruker AXS Inc., Princeton Gamma-Tech Instruments, Inc., Princeton Gamma-Tech (UK), Ltd., Finn-Partners, Inc. and Third Letter Corporation		10-Q	September 30, 2005
2.4	Stock Purchase Agreement, dated April 17, 2006, by and among Bruker BioSciences Corporation, Bruker Optics Inc. and the stockholders of Bruker Optics Inc.		8-K	April 18, 2006
2.5*	Stock Purchase Agreement, dated as of July 18, 2006, by and among Bruker AXS Inc., KeyMaster Technologies, Inc., and the stockholders of KeyMaster Technologies, Inc.		10-Q	June 30, 2006
2.6*	Share Purchase & Transfer Agreement, dated as of September 8, 2006, between Bruker AXS, Quantron GmbH and the stockholders of Quantron		10-Q	September 30, 2006

Incorporated by Reference**
Exhibit No.		Filed Herewith
	Description		Form	Date
2.7	U.S. Stock Purchase Agreement, dated December 2, 2007, by and among the Registrant, Bruker BioSpin Inc. and the stockholders of Bruker BioSpin Inc.		8-K	December 3, 2007
2.8	German Share Purchase Agreement, dated December 2, 2007, by and among the Registrant, Bruker Physik GmbH, Techneon AG and the shareholders of Bruker Physik GmbH		8-K	December 3, 2007
2.9	Agreement and Plan of Merger dated as of December 2, 2007 by and among the Registrant, Bruker BioSpin Invest AG, Bruker BioSpin Beteiligungs AG and the shareholders of Bruker BioSpin Invest AG		8-K	December 3, 2007
3.1	Amended Certificate of Incorporation of the Registrant		10-K	December 31, 2007
3.2	Bylaws of the Registrant		S-1	August 3, 2000
4.1	Specimen stock certificate representing shares of common stock of the Registrant		S-3	April 22, 2004
10.1	Amended and Restated 2000 Stock Option Plan		S-4	May 19, 2003
10.3*	License Agreement dated August 10, 1998 between the Registrant and Indiana University's Advanced Research & Technology Institute		S-1	August 3, 2000
10.4*	ITMS Collaboration Agreement by and between Hewlett-Packard, the Registrant and Bruker Daltonik GmbH, dated April 28, 1999		S-1	August 3, 2000
10.5*	Collaboration Agreement dated December 4, 1997 between Bruker-Franzen Analytik GmbH and Sequenom Instruments GmbH		S-1	August 3, 2000
10.6*	Agreement by and between the Bruker Daltonik GmbH, Bruker Saxonia Analytik GmbH and Bruker Optik GmbH dated March 31, 2000		S-1	August 3, 2000
10.10*	Supply Agreement dated March 30, 1998 between the Registrant and Fairchild Imaging Inc., formerly known as Lockheed Martin Fairchild Systems		S-1	December 13, 2001
10.11*	Contract dated October 1, 1998 between Bruker AXS GmbH and GKSS Forschungszentrum Geesthacht GmbH, as amended		S-1	December 13, 2001
10.12*	Contract dated July 31, 1997 between Bruker AXS GmbH and Siemens Aktiengesellschaft Berlin und Munchen Bereich Medizinische Technik		S-1	December 13, 2001

Incorporated by Reference**
Exhibit No.		Filed Herewith
	Description		Form	Date
10.13*	Development Agreement (Agreement 99.06) dated May 5, 1999 between Bruker AXS GmbH and Baltic Scientific Instruments		S-1	December 13, 2001
10.14*	Development Agreement (Agreement 99.10) dated October 7, 1999 between Bruker AXS GmbH and Baltic Scientific Instruments		S-1	December 13, 2001
10.19*	Agreement on Development, Supply and Marketing dated August 2, 2001 between Bruker AXS GmbH and Siemens Medical Solutions Rontgenwerk Rudolstadt		S-1	December 13, 2001
10.21	Lease for Office Space in Delft, The Netherlands dated October 12, 2001 between Bruker Nonius B.V. and Van Haaren Beheer B.V.		S-1	December 13, 2001
10.22*	Memorandum of Agreement for Strategic Collaboration dated October 16, 2001 between the Registrant and Fairchild Imaging, Inc.		S-1	December 13, 2001
10.25	Employment Offer Letter dated as of September 25, 2004 from Bruker BioSciences Corporation to William J. Knight		8-K	October 12, 2004
10.26	Company's form of Incentive Stock Option Agreement		8-K	October 12, 2004
10.27*	Amendment to ITMS Collaboration Agreement and OEM Agreement between Agilent Technologies, Inc. and the Registrant, effective February 25, 2005		10-Q	March 31, 2005
10.28	Company's form of Restricted Stock Agreement		10-K/A	December 31, 2005
10.31*	Exclusive Distribution Agreement dated January 1, 2002 between Bruker BioSpin GmbH and Bruker Optics Inc., as amended April 17, 2006		10-K	December 31, 2006
10.32	Compensation and Indemnification Agreement, dated December 2, 2007, by and among the Company, William Linton, Collin D'Silva and Richard Kniss		8-K	December 3, 2007

Incorporated by Reference**
Exhibit No.		Filed Herewith
	Description		Form	Date
10.33	Credit Agreement dated as of February 26, 2008 among the Registrant, Bruker AXS GmbH, Bruker Daltonik GmbH, Bruker Optik GmbH, Bruker Physik GmbH, Bruker BioSpin Invest AG, Bruker BioSpin AG and Bruker BioSpin International AG, the other foreign subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto, Citibank, N.A. as Syndication Agent, and RBS Citizens, National Association, Deutsche Bank AG and Dresdner Bank AG as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent		8-K	February 27, 2008
21.1	Subsidiaries of the Registrant	X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X
24.1	Power of attorney (included on signature page hereto)	X
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*
Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

**
In accordance with Rule 12b-32 under the Securities and Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference. The dates listed for Forms 8-K are dates the respective forms were filed on, the dates listed for Forms 10-Q, Forms 10-K and Forms 10-K/A are for the quarterly or annual period ended dates and the dates listed for Forms S-1, Forms S-3 and Forms S-4 are dates on which the Securities and Exchange Commission declared them effective.

  (c)
  Financial Statement Schedules

        Schedule II—Valuation and Qualifying Accounts (in millions):

	Balance at Beginning of Period	Additions Charged to Expense	Deductions Amounts Written Off	Balance at End of Period
Allowances deducted in balance sheet from the assets to which they apply:
For the year ended December 31, 2008:
Allowance for doubtful accounts	$6.1	0.2	(0.9)	$5.4
For the year ended December 31, 2007:
Allowance for doubtful accounts	$5.2	1.7	(0.8)	$6.1
For the year ended December 31, 2006:
Allowance for doubtful accounts	$6.6	—	(1.4)	$5.2

        All other schedules have been omitted since they are either not applicable, not required or the information is included elsewhere herein.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUKER CORPORATION
Date: March 16, 2009	By:	/s/ FRANK H. LAUKIEN, PH.D. Name: Frank H. Laukien, Ph.D. Title: President, Chief Executive Officer and Chairman

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

Name	Title	Date
/s/ FRANK H. LAUKIEN, PH.D. Frank H. Laukien, Ph.D.	President, Chief Executive Officer and Chairman (Principal Executive Officer)	March 16, 2009
/s/ WILLIAM J. KNIGHT William J. Knight	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2009
/s/ COLLIN J. D'SILVA Collin J. D'Silva	Director	March 16, 2009
/s/ WOLF-DIETER EMMERICH, PH.D. Wolf-Dieter Emmerich, Ph.D.	Director	March 16, 2009
/s/ STEPHEN W. FESIK, PH.D. Stephen W. Fesik, Ph.D.	Director	March 16, 2009
/s/ BRENDA J. FURLONG Brenda J. Furlong	Director	March 16, 2009

Name	Title	Date
/s/ TONY W. KELLER, PH.D. Tony W. Keller, Ph.D.	Director	March 16, 2009
/s/ RICHARD D. KNISS Richard D. Kniss	Director	March 16, 2009
/s/ DIRK D. LAUKIEN, PH.D. Dirk D. Laukien, Ph.D.	Director	March 16, 2009
/s/ JOERG C. LAUKIEN Joerg C. Laukien	Director	March 16, 2009
/s/ WILLIAM A. LINTON William A. Linton	Director	March 16, 2009
/s/ RICHARD A. PACKER Richard A. Packer	Director	March 16, 2009
/s/ RICHARD M. STEIN Richard M. Stein	Director	March 16, 2009
/s/ BERNHARD WANGLER Bernhard Wangler	Director	March 16, 2009