Form 10-Q
period 2009-03-31
BRUKER CORP
filed 2009-05-11
CIK 1109354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer, large accelerated filer, smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2009
Common Stock, $0.01 par value per share	164,068,214 shares

BRUKER CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2009

PART I                         FINANCIAL INFORMATION

ITEM 1.                        UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$148.4	$166.2
Restricted cash	1.5	1.5
Accounts receivable, net	142.9	171.9
Inventories	420.4	425.1
Other current assets	61.1	56.0
Total current assets	774.3	820.7

Property, plant and equipment, net	208.6	221.3
Intangibles and other long-term assets	76.2	74.3
Total assets	$1,059.1	$1,116.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$6.0	$22.7
Current portion of long-term debt	24.9	18.3
Accounts payable	47.5	43.3
Customer advances	197.7	199.6
Other current liabilities	215.8	235.8
Total current liabilities	491.9	519.7

Long-term debt	172.7	182.8
Other long-term liabilities	96.7	101.1
Commitments and contingencies (Note 17)

Shareholders’ equity:
Preferred stock, $0.01 par value 5,000,000 shares authorized, none issued or outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value 260,000,000 shares authorized, 164,081,246 and 164,078,721 shares issued and 164,067,647 and 164,068,252 outstanding at March 31, 2009 and December 31, 2008, respectively	1.6	1.6
Treasury stock at cost, 13,599 and 10,469 at March 31, 2009 and December 31, 2008, respectively	(0.1)	(0.1)
Other shareholders’ equity	295.5	310.4
Total shareholders’ equity of Bruker Corporation	297.0	311.9
Noncontrolling interest in subsidiaries	0.8	0.8
Total shareholders’ equity	297.8	312.7
Total liabilities and shareholders’ equity	$1,059.1	$1,116.3

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Three Months Ended
	March 31,
	2009	2008
Product revenue	$202.2	$208.3
Service revenue	26.9	28.7
Other revenue	1.4	1.3
Total revenue	230.5	238.3

Cost of product revenue	111.7	105.2
Cost of service revenue	16.1	19.1
Total cost of revenue	127.8	124.3
Gross profit	102.7	114.0

Operating expenses:
Sales and marketing	42.6	44.4
General and administrative	16.7	16.8
Research and development	29.1	31.2
Acquisition-related charges	—	5.8
Total operating expenses	88.4	98.2
Operating income	14.3	15.8

Interest and other income (expense), net	0.1	(12.2)
Income before income tax provision and noncontrolling interest in consolidated subsidiaries	14.4	3.6
Income tax provision	5.8	4.2
Consolidated net income (loss)	8.6	(0.6)
Less: net income attributable to noncontrolling interests	0.2	0.2
Net income (loss) attributable to Bruker Corporation	$8.4	$(0.8)

Net income (loss) per common share attributable to Bruker Corporation shareholders - basic and diluted	$0.05	$(0.00)

Weighted average common shares outstanding:
Basic	163.3	162.3
Diluted	164.3	162.3

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, except per share data)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Consolidated net income (loss)	$8.6	$(0.6)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	6.8	7.4
Stock-based compensation	1.8	0.7
Other non-cash expense	(3.6)	(7.7)
Changes in operating assets and liabilities:
Accounts receivable	20.6	16.5
Inventories	(16.9)	(25.4)
Accounts payable	6.6	15.3
Customer advances	5.9	27.8
Other changes in operating assets and liabilities, net	(16.7)	(11.7)
Net cash provided by operating activities	13.1	22.3

Cash flows from investing activities:
Purchases of property, plant and equipment	(3.9)	(13.4)
Purchase of short-term investments	—	(0.4)
Redemption of short-term investments	—	0.7
Acquisitions, net of cash acquired	(0.7)	(2.2)
Payments in connection with the acquisition of Bruker BioSpin	—	(5.2)
Changes in restricted cash	(0.2)	(10.7)
Net cash used in investing activities	(4.8)	(31.2)

Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowings, net	(15.6)	209.3
Proceeds from (repayments of) long-term debt, net	(2.0)	149.6
Payment of deferred financing costs	—	(2.9)
Deemed dividend in connection with the acquisition of Bruker BioSpin	—	(386.0)
Cash payments to shareholders	—	(23.4)
Net cash used in financing activities	(17.6)	(53.4)

Effective of exchange rate changes on cash and cash equivalents	(8.5)	28.2
Net change in cash and cash equivalents	(17.8)	(34.1)
Cash and cash equivalents at beginning of period	166.2	332.4
Cash and cash equivalents at end of period	$148.4	$298.3

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

The financial statements represent the consolidated accounts of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements as of and for the three months ended March 31, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial information presented herein does not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of the results expected for the full year. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income or shareholders’ equity.

In February 2008, the Company completed the acquisition of the Bruker BioSpin Group (“Bruker BioSpin”). Both the Company and Bruker BioSpin were majority owned by six affiliated shareholders prior to the acquisition. As a result, the acquisition of Bruker BioSpin was considered a business combination of companies under common control and was accounted for at historical carrying values at the date of the acquisition. The unaudited condensed consolidated balance sheets, statements of operations, statements of cash flows and notes to the consolidated financial statements for all periods presented herein have been restated by combining the historical consolidated financial statements of the Company with those of Bruker BioSpin. Additionally, because this transaction was accounted for as a business combination of entities under common control, all one-time transaction costs have been expensed as incurred.

The Company reports its financial results on the basis of the following two reportable segments:

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

2.              Acquisition of Bruker BioSpin

On February 26, 2008, the Company completed the acquisition of all of the outstanding capital stock of Bruker

BioSpin in accordance with the terms of various stock purchase agreements dated as of December 2, 2007. The acquisition of Bruker BioSpin represented a combination of companies under common control due to the majority ownership of both companies by six related individuals as an affiliated shareholder group. As a result, the acquisition of Bruker BioSpin was accounted for at historical carrying values. The technologies of Bruker BioSpin are complementary to the Company’s accurate-mass electrospray time-of-flight mass spectrometers and single-crystal diffraction X-ray spectrometers and have created revenue synergies and provided opportunities to supply customers with equipment packages that have a broader range of applications and value. The addition of Bruker BioSpin has also enhanced the Company’s worldwide distribution and sales and service infrastructure.

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

Under the stock purchase agreements, $98.8 million of the purchase price was paid into escrow accounts pending the resolution of indemnification obligations and working capital obligations of the sellers. In May 2008, $6.8 million of the escrow was released following the receipt of combined audited financial statements of Bruker BioSpin for the year ended December 31, 2007. In April 2009, the remaining $92.0 million of the escrow was released following the receipt of audited financial statements of the Company, including Bruker BioSpin, for the year ended December 31, 2008.

3.            Other Acquisitions

In August 2008, the Company acquired S.I.S. Surface Imaging Systems GmbH (“S.I.S.”), a privately-held company located in Herzogenrath, Germany. The acquisition of S.I.S. was accounted for under the purchase method. S.I.S. develops, manufactures and distributes advanced atomic force/scanning probe microscopy for applications in materials research, including semiconductors, data storage, electronic materials, solar cells, polymers and catalysts. The results of S.I.S. have been included in the BioScience segment from the date of acquisition. The aggregate purchase price of S.I.S. was $2.1 million. In addition, the Company issued an aggregate of 59,342 restricted unregistered shares of the Company’s common stock, par value $0.01 per share, to certain of S.I.S. shareholders. These shares were not included in the purchase price because of contingencies related to the continuing employment of the shareholders and, accordingly, are being recorded as compensation expense. The Company recorded $2.1 million of goodwill in connection with the acquisition of S.I.S. and assigned the goodwill to the BioScience segment. Pro forma financial information reflecting the acquisition of S.I.S. has not been presented because the impact on revenues, net income and net income per common share attributable to Bruker Corporation shareholders would not have been material.

In January 2008, the Company acquired JUWE Laborgeraete GmbH (“JUWE”), a privately-held company located in Viersen, Germany. The acquisition of JUWE was accounted for under the purchase method. JUWE develops, manufactures and distributes advanced combustion analysis systems for various carbon, hydrogen, nitrogen, oxygen and sulfur elemental applications. JUWE’s products are complementary to the Company’s optical emission spectroscopy products. The results of JUWE have been included in the BioScience segment from the date of acquisition. The aggregate purchase price of JUWE was $1.6 million, of which $1.2 million was paid in cash and $0.4 million consisted of net liabilities assumed by the Company. In addition, the Company issued an aggregate of 111,000 restricted unregistered shares of the Company’s common stock, par value $0.01 per share, to JUWE’s shareholders. These shares were not included in the purchase price because of contingencies related to the continuing employment of the shareholders and, accordingly, are being recorded as compensation expense. The Company recorded $1.1 million of goodwill in connection with the acquisition of JUWE and assigned the goodwill to the BioScience segment. Pro forma financial information reflecting the acquisition of JUWE has not been presented because the impact on revenues, net income and net income per common share attributable to Bruker Corporation shareholders would not have been material.

4.              Stock-Based Compensation

In 2000, the Board of Directors adopted and the shareholders approved the 2000 Stock Option Plan. The 2000

Stock Option Plan provides for the issuance of up to 2,188,000 shares of common stock in connection with awards under the Plan. The 2000 Stock Option Plan allows a committee of the Board of Directors (the “Committee”) to grant incentive stock options, non-qualified stock options, stock appreciation rights and stock awards (including the use of restricted stock and phantom shares). The Committee has the authority to determine which employees will receive the rewards, the amount of the awards and other terms and conditions of the award. In 2003, the Company’s shareholders approved an amendment and restatement of the 2000 Stock Option Plan to change the plan name to the Bruker BioSciences Corporation Amended and Restated 2000 Stock Option Plan and to increase the number of shares by 4,132,000 shares. In 2006, the Company’s shareholders approved an amendment and restatement of the Bruker BioSciences Corporation Amended and Restated 2000 Stock Option Plan to increase the number of shares available by 1,680,000 shares. In February 2008, the Company’s shareholders approved another amendment and restatement of the Bruker BioSciences Corporation Amended and Restated 2000 Stock Option Plan to increase the number of shares available by 2,000,000 shares, to a total of 10,000,000 shares.

As of March 31, 2009, the Company’s primary types of share-based compensation were in the form of stock options and restricted stock. The Company recorded stock-based compensation expense for the three months ended March 31, 2009 and March 31, 2008 as follows (in millions):

	2009	2008
Stock options	$1.3	$0.6
Restricted stock	0.5	0.1
Total stock-based compensation, pre-tax	1.8	0.7
Tax benefit	0.4	0.2
Total stock-based compensation, net of tax	$1.4	$0.5

Compensation expense is amortized on a straight-line basis over the underlying vesting terms. Stock options of the Company’s common stock are periodically awarded to executive officers and other employees of the Company subject to a vesting period of three to five years. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Assumptions regarding volatility, expected life, dividend yield and risk-free interest rate are required for the Black-Scholes model and are presented in the table below:

	2009	2008
Risk-free interest rate	1.71%-2.72%	2.71%-3.54%
Expected life	6.5 years	6.5 years
Volatility	64.0%	72.0%
Expected dividend yield	0.0%	0.0%

Risk-free interest rate is the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected life assumption. Expected life is determined through the simplified method as defined in the Securities and Exchange Commission Staff Accounting Bulletin No. 110. The Company believes that this is the best estimate of the expected life of a new option because the acquisition of Bruker BioSpin might alter historical exercise patterns. Expected volatility is based on a number of factors. The Company currently believes that the exclusive use of implied volatility results in the best estimate of the grant-date fair value of employee stock options because it reflects the market’s current expectations of future volatility. Expected dividend yield was not considered in the option pricing formula since the Company does not pay dividends and has no current plans to do so in the future. The terms of some of the Company’s indebtedness also currently restricts its ability to pay dividends to its shareholders.

Stock option activity for the three months ended March 31, 2009 was as follows:

	Shares Subject to Options	Weighted Average Option Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value ($’s in millions)
Outstanding at December 31, 2008	5,268,523	$8.56
Granted	48,000	4.13
Exercised	(3,130)	3.32
Forfeited	(22,000)	8.49
Outstanding at March 31, 2009	5,291,393	$8.52	4.2	$2.9

Exercisable at March 31, 2009	2,380,445	$6.92	3.5	$2.4

Vested and expected to vest at March 31, 2009	5,122,558	$8.48	3.9	$2.9

Unrecognized stock-based compensation expense of $16.3 million related to stock option awards is expected to be recognized over the weighted average remaining service period of 3.0 years for stock options outstanding at March 31, 2009. The intrinsic values above are based on the Company’s closing stock price of $6.16 on March 31, 2009.

Restricted shares of the Company’s common stock are periodically awarded to executive officers, directors and certain key employees of the Company, subject to service restrictions which expire ratably over periods of three to five years. The restricted shares of common stock may not be sold or transferred during the restriction period. Stock compensation for restricted stock is recorded based on the stock price on the grant date and charged to expense ratably through the restriction period. The following table summarizes information about restricted stock activity during the quarter ended March 31, 2009:

	Shares Subject to Restriction	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2008	591,675	$7.26
Granted	—	—
Vested	(28,975)	5.59
Forfeited	(600)	5.00
Outstanding at March 31, 2009	562,100	$7.35

Unrecognized pre-tax expense of $3.3 million related to restricted stock awards is expected to be recognized over the weighted average remaining service period of 2.2 years for restricted stock awards outstanding at March 31, 2009.

5.            Earnings Per Share

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

The following table sets forth the computation of basic and diluted average shares outstanding for the three months ended March 31, 2009 and 2008 (in millions):

	2009	2008
Net income (loss) attributable to Bruker Corporation, as reported	$8.4	$(0.8)

Weighted average shares outstanding:
Weighted average shares outstanding-basic	163.3	162.3
Effect of dilutive securities:
Stock options and restricted stock	1.0	—
Weighted average shares outstanding - diluted	164.3	162.3

Net income (loss) per common share attributable to Bruker Corporation shareholders - basic and diluted	$0.05	$(0.00)

Stock options to purchase approximately 4.6 million shares were excluded from the computation of diluted earnings per share in the three months ended March 31, 2009 because the exercise price of the stock options exceeded the average market price of the Company’s common stock and, as a result, would have had an anti-dilutive effect. As a result of the net loss for the three months ended March 31, 2008, all outstanding stock options and unvested shares of restricted stock, totaling 5.0 million, were excluded from the computation of diluted earnings per share because their effect was anti-dilutive.

6.              Fair Value of Financial Instruments

The Company follows Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements, which establishes a three-level valuation hierarchy for measuring fair value and expands financial statement disclosures about fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s characterization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

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

The Company measures the following financial assets and liabilities at fair value on a recurring basis. The fair value of these financial assets and liabilities was determined using the following inputs at March 31, 2009 (in millions):

	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$31.1	$31.1	$—	$—
Restricted cash	1.5	1.5	—	—
Long-term restricted cash	1.9	1.9	—	—
Foreign currency forward contract	0.3	—	0.3	—
Total assets recorded at fair value	$34.8	$34.5	$0.3	$—

Liabilities:
Interest rate swap	$4.7	$—	$4.7	$—
Embedded derivatives in purchase and delivery contracts	0.6	—	0.6	—
Total liabilities recorded at fair value	$5.3	$—	$5.3	$—

The Company’s financial instruments consist primarily of cash equivalents, restricted cash, accounts receivable, short-term borrowings, accounts payable and long-term debt. The carrying amounts of the Company’s cash equivalents, restricted cash, accounts receivable, short-term borrowings and accounts payable approximate fair value due to their short-term nature. The Company’s long-term debt consists primarily of variable rate arrangements with interest rates that reset every three months and as a result, reflect current interest rates. Consequently, the carrying value of the Company’s long-term debt approximates fair value.

7.              Inventories

Inventories consisted of the following as of March 31, 2009 and December 31, 2008 (in millions):

	March 31, 2009	December 31, 2008
Raw materials	$114.8	$115.8
Work-in-process	129.0	129.6
Demonstration units	36.8	36.7
Finished goods	139.8	143.0
Inventories	$420.4	$425.1

The Company reduces the carrying value of its demonstration inventories for differences between its cost and estimated net realizable value through a charge to cost of revenue that is based on a number of factors including, the age of the unit, the physical condition of the unit and an assessment of technological obsolescence. Amounts recorded in cost of product revenue related to the write-down of demonstration units to net realizable value were $5.8 million and $6.3 million for the three months ended March 31, 2009 and 2008, respectively.

Finished goods include in-transit systems that have been shipped to the Company’s customers but not yet installed and accepted by the customer. As of March 31, 2009 and December 31, 2008, inventory-in-transit was $82.5 million and $91.6 million, respectively.

8.              Goodwill and Other Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for the three months ended March 31, 2009 (in millions):

Balance at December 31, 2008	$46.4
Goodwill acquired during the period	0.3
Foreign currency impact	(1.1)
Balance at March 31, 2009	$45.6

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives not be amortized. Instead, these assets are tested for impairment on a reporting unit basis annually, or on an interim basis when events or changes in circumstances warrant. The Company performed its annual test for impairment as of December 31, 2008 and determined that goodwill was not impaired at that time. The Company did not identify any indicators of impairment during the three months ended March 31, 2009.

The following is a summary of other intangible assets subject to amortization at March 31, 2009 and December 31, 2008 (in millions):

	March 31, 2009			December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Existing technology and related patents	$14.3	$(9.7)	$4.6	$14.1	$(9.2)	$4.9
Customer relationships	1.6	(0.7)	0.9	1.6	(0.6)	1.0
Trade names	0.4	(0.3)	0.1	0.4	(0.3)	0.1
Total amortizable intangible assets	$16.3	$(10.7)	$5.6	$16.1	$(10.1)	$6.0

The Company recorded amortization expense of $0.4 million for the three months ended March 31, 2009 and 2008.

The estimated future amortization expense related to other intangible assets is as follows (in millions):

2009 (a)	$1.3
2010	1.8
2011	0.9
2012	0.4
2013	0.4
Thereafter	0.8
Total	$5.6

(a) Amount represents estimated amortization expense for the remaining nine months ended December 31, 2009.

9.              Debt

At March 31, 2009 and December 31, 2008, the Company’s debt obligations consisted of the following (in millions):

	March 31,	December 31,
	2009	2008
US Dollar term loan under the Credit Agreement	$142.5	$144.4

US Dollar revolving loan under the Credit Agreement	35.6	35.6

Euro mortgage loan at six month European Interbank Offered Rate plus 1.00%, 2.7% at March 31, 2009 collateralized by a building of Bruker AXS GmbH, biannual principal and interest payments due and payable through 2012	2.1	2.2

Euro bank loans at fixed rates of 4.65% and 8.01%, respectively, collateralized by accounts receivable of certain subsidiaries of Bruker AXS, biannual principal payments and quarterly interest payments due and payable through 2013	0.3	0.3

Euro bank loans at fixed rate of 2.95%, collateralized by land and buildings of Bruker Daltonik GmbH, quarterly principal payments and monthly interest payments due and payable through 2010	0.8	1.0

Euro bank loans at fixed rate of 5.01%, collateralized by land and buildings of Bruker Optik GmbH, biannual principal payments and monthly interest payments due and payable through 2013	10.1	10.7

Japanese Yen bank loan at fixed rate of 2.03%, uncollateralized, quarterly principal and interest payments due and payable through 2011	1.4	1.6

Capital lease obligations	4.8	5.3
Total long-term debt	197.6	201.1
Current portion of long-term debt	(24.9)	(18.3)
Total long-term debt, less current portion	$172.7	$182.8

In addition, at March 31, 2009 and December 31, 2008, the Company had the following amounts outstanding under revolving loan arrangements (in millions):

	March 31,	December 31,
	2009	2008
Euro revolving loans under the Credit Agreement	$—	$16.5
Other revolving loans	6.0	6.2
Total short-term borrowings	$6.0	$22.7

In connection with the acquisition of Bruker BioSpin, the Company entered into a credit agreement with a syndication of lenders (the “Credit Agreement”), which provides for a revolving credit line with a maximum commitment of $230.0 million and a term facility of $150.0 million. The outstanding principal and interest under the term loan is payable in quarterly installments through December 2012. Borrowings under the Credit Agreement bear interest, at the Company’s option, at either (i) the higher of the prime rate or the federal funds rate plus 0.50%, or (ii) adjusted LIBOR, plus margins ranging from 0.40% to 1.25% and a facility fee ranging from 0.10% to 0.20%. As of March 31, 2009, the weighted average interest rate of borrowings under the term facility of the Credit Agreement was approximately 3.1%.

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

Revolving loans are with various financial institutions primarily in the United States, Germany, Japan and France and have aggregate maximum credit amount of approximately $294.8 million at March 31, 2009. The aggregate maximum credit amount includes the $230.0 million revolving line of credit under the Credit Agreement. Borrowings under revolving lines of credit at March 31, 2009 consisted of $35.6 million outstanding under the Credit Agreement and $6.0 million outstanding under other revolving lines of credit. However, of the $35.6 million of revolving loans outstanding under the Credit Agreement, $30.6 million is classified as long-term debt because the Company does not expect to repay this portion in the next twelve months. Taking outstanding letters of credit into consideration, the Company had availability of approximately $202.0 million at March 31, 2009. At March 31, 2009, the weighted average interest rates on revolving lines of credit were 2.4%.

The Company’s other revolving lines of credit typically are due upon demand with interest payable monthly. Lines of credit can either be unsecured or secured by the accounts receivable and inventory of the related subsidiary.

10.       Derivative Instruments and Hedging Activities

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS No. 133”) as amended. All derivatives, whether designated in hedging relations or not, are recorded on the unaudited condensed consolidated balance sheets at fair value. The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments the Company must designate the hedging instrument, based on the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

A fair value hedge is a derivative instrument designated for the purpose of hedging the exposure of changes in fair value of an asset or a liability resulting from a particular risk. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are both recognized in the same caption in the unaudited condensed consolidated statements of operations. A cash flow hedge is a derivative instrument designated for the purpose of hedging the exposure to variability in future cash flows resulting from a particular risk. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in accumulated other comprehensive income and are recognized in the results of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in the results of operations. A hedge of a net investment in a foreign operation is designated for the purpose of hedging the exposure of changes in value of investments in foreign subsidiaries. If the derivative is designated as a hedge of a net investment in a foreign operation, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income as a part of the currency translation adjustment. Ineffective portions of net investment hedges are recognized in the results of operations. For derivative instruments, not designated as hedging instruments changes in fair value are recognized in the results of operations in the current period.

The Company is exposed to certain market risks associated with its ongoing business operations. The primary risks that are managed by using derivative instruments are associated with changes in interest rates and foreign exchange rates.

The Company’s exposure to interest rate risk relates primarily to outstanding variable-rate debt and adverse movements in the related short-term market rates. The most significant component of the Company’s interest rate risk relates to the amounts outstanding under the Credit Agreement. In April 2008, the Company entered into an interest rate swap arrangement to manage its exposure to interest rate movements and the related effect on its variable rate debt. Under this interest rate swap arrangement, the Company pays a fixed rate of approximately 3.8% and receives a variable rate based on three month LIBOR. The interest rate swap agreement utilized by the Company effectively modifies the Company’s exposure to interest rate risk by converting a portion of the Company’s variable rate debt to a fixed rate for the term of the Credit Agreement. The initial notional amount of this interest rate swap was $90.0 million and it amortizes in proportion to the term debt component of the Credit Agreement through December 2012. At March 31, 2009, the notional amount of this interest rate swap was $85.5 million. The Company concluded that this swap met the criteria to qualify as an effective hedge of the variability of cash flows of the interest payments and accounts for the hedge as a cash flow hedge under SFAS No. 133. Accordingly, the Company reflects changes in the fair value of this interest rate swap in accumulated other comprehensive income, a component of shareholders’ equity. The Company expects $2.2 million of the accumulated loss to be reclassified into earnings over the next twelve months.

The Company periodically enters into foreign currency contracts in order to minimize the volatility that fluctuations in currency exchange rates have on the Company’s cash flows related to purchases and sales denominated in foreign currencies. Under these arrangements, the Company typically agrees to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates with maturities of less than twelve months. At March 31, 2009, the Company had one outstanding forward contract involving the purchase of 3.7 million Euros (approximately $4.9 million at March 31, 2009) in exchange for 463.0 million Japanese Yen (approximately $4.6 million at March 31, 2009). The Company entered into this contract in connection with a large order from a customer in Japan. This transaction does not qualify for hedge accounting under SFAS No. 133 and, accordingly, the instrument is recorded at fair value with the corresponding gains and losses recorded in the unaudited condensed consolidated statements of operations.

The Company enters into contracts for the purchase of goods and the sale of the Company’s products that are denominated in currencies other than the functional currency of the parties to the transaction. In accordance with SFAS No. 133, the Company accounts for these transactions separately valuing the “embedded derivative” component of these contracts. At March 31, 2009, contracts denominated in currencies other than the functional currency of the transacting parties amounted to $37.5 million for the delivery of products and $4.9 million for the purchase of products. At December 31, 2008, contracts denominated in currencies other than the functional currency of the transacting parties amounted to $44.2 million for the delivery of products and $5.4 million for the purchase of products.

The fair values of derivative instruments and the location in the unaudited condensed consolidated balance sheets are as follows (in millions):

	March 31, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative assets:
Derivative assets not designated as hedging instruments under SFAS No. 133:
Foreign exchange contract	Other current assets	$0.3	Other current assets	$—
Total derivative assets not designated as hedging instruments under SFAS No. 133		0.3		—
Total derivative assets		$0.3		$—

Derivative liabilities:
Derivative liabilities designated as hedging instruments under SFAS No. 133:
Interest rate swap contract	Other current liabilities	$4.7	Other current liabilities	$4.8
Total derivative liabilities designated as hedging instruments under SFAS No. 133		4.7		4.8

Derivative liabilities not designated as hedging instruments under SFAS No. 133:
Embedded derivatives	Other current liabilities	0.6	Other current liabilities	2.2
Total derivative liabilities not designated as hedging instruments under SFAS No. 133		0.6		2.2
Total derivative liabilities		$5.3		$7.0

The impact of changes in the fair value of derivative instruments designated as hedging instruments on comprehensive income and net income are as follows (in millions):

	Amount of Gain (Loss) Recognized
	in OCI on Derivative
	(Effective Portion)
	March 31, 2009	March 31, 2008
Interest rate swap contract	$(0.4)	$—

	Amount of Gain (Loss) Reclassified
	from Accumulated OCI into Income
	(Effective Portion)
	March 31, 2009	March 31, 2008
Interest rate swap contract	$(0.5)	$—

The amounts reclassified from accumulated other comprehensive income to income and the ineffective portion of derivatives is recorded in interest and other income (expense), net. The Company did not recognize any amounts related to ineffectiveness in the consolidated statements of operations during the three months ended March 31, 2009 and 2008, respectively.

The impact of changes in the fair value of derivative instruments not designated as hedging instruments on net income are as follows (in millions):

	March 31, 2009	March 31, 2008
Foreign exchange contracts	$0.3	$(0.3)
Embedded derivatives	1.5	(1.2)
Income (expense), net	$1.8	$(1.5)

The amounts recorded in the consolidated statements of operations related to derivative instruments not designated as hedging instruments are recorded in interest and other income (expense), net.

11.       Restructuring Activities

In the fourth quarter of 2008, the Company recorded restructuring charges of $2.3 million, which consisted primarily of severance costs associated with a restructuring of certain operations in the Netherlands (the “Netherlands Program”). The restructuring charges associated with the Netherlands Program were allocated to the BioScience segment. Approximately $2.2 million of the restructuring charges relate to an involuntary severance program under which approximately 30 employees are expected to leave the Company and the balance relates to exit costs associated with terminating certain leases. The impact of this program reduced the number of employees in sales and marketing and research and development and consolidates the selling and developments efforts of the Company’s single crystal diffraction products. The Company does not expect to incur any additional costs related to the Netherlands Program and expects to have made all of the severance payments by the end of 2009. The liability for restructuring charges is recorded in other current liabilities in the unaudited condensed consolidated balance sheets. The reserves related to this program are as follows (in millions):

	Total	Severance	Exit Costs
Balance at December 31, 2008	$2.3	$2.2	$0.1
Cash payments	(0.3)	(0.2)	(0.1)
Foreign currency impact	(0.1)	(0.1)	—
Balance at March 31, 2009	$1.9	$1.9	$—

12.       Employee Benefit Plans

Substantially all of the Company’s employees in Switzerland, France and Japan, as well as certain employees in Germany, are covered by Company-sponsored defined benefit pension plans. Retirement benefits are generally earned based on years of service and compensation during active employment. Eligibility is generally determined in accordance with local statutory requirements; however, the level of benefits and terms of vesting varies among plans.

The net periodic pension cost consists of the following components for the three months ended March 31, 2009 and 2008 (in millions):

	2009	2008
Components of net periodic pension costs:
Service cost	$0.9	$0.9
Interest cost	1.0	1.0
Expected return on plan assets	(0.9)	(1.0)
Net periodic benefit costs	$1.0	$0.9

The Company made contributions of $0.6 million to its defined benefit plans during the three months ended March 31, 2009 and estimates contributions of $1.6 million will be made during the remainder of 2009.

13.       Interest and Other Income (Expense), Net

The components of interest and other income (expense), net, were as follows for the three months ended March 31, 2009 and 2008 (in millions):

	2009	2008
Interest income	$0.4	$2.5
Interest expense	(2.3)	(2.7)
Exchange gains (losses) on foreign currency transactions	1.3	(12.2)
Other	0.7	0.2
Interest and other income (expense), net	$0.1	$(12.2)

14.       Provision for Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). SFAS No. 109 requires the asset and liability approach to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using enacted tax rates in effect for the year in which the differences are expected to be reflected in the tax return. The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.

In addition, the Company accounts for uncertain tax positions in accordance with the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109  (“FIN No. 48”). Among other things, FIN No. 48 provides guidance to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold, which an income tax position must achieve before being recognized in the financial statements.

The income tax provision for the three months ended March 31, 2009 was $5.8 million compared to an income tax provision of $4.2 million for the three months ended March 31, 2008, representing effective tax rates of 40.3% and 116.7%, respectively. The Company’s effective tax rate reflects the tax provision (benefit) for non-U.S. entities only, since no benefit was recognized for cumulative losses incurred in the U.S. A full valuation allowance will be maintained for U.S. net operating losses until evidence exists that it is more likely than not that the loss carryforward amounts will be utilized to offset U.S. taxable income. The Company’s tax rate may change over time as the amount or mix of income and taxes outside the U.S. changes. The effective tax rate is calculated using projected annual pre-tax income or loss and is affected by research and development tax credits, the expected level of other tax benefits, the impact of changes to the valuation allowance, and changes in the mix of the Company’s pre-tax income and losses among jurisdictions with varying statutory tax rates and credits.

The Company has unrecognized tax benefits of approximately $21.3 million as of March 31, 2009, of which $11.4 million, if recognized, would result in a reduction of the Company’s effective tax rate. The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes. As of March 31, 2009 and December 31, 2008, approximately $3.1 million and $3.0 million of accrued interest and penalties related to uncertain tax positions was included in other current liabilities on the unaudited condensed consolidated balance sheets, of which $0.1 million and $0.4 million was recorded during the three months ended March 31, 2009 and 2008, respectively.

The Company files returns in many foreign and state jurisdictions with varying statutes of limitations, but considers its significant tax jurisdictions to include the United States, Germany and Switzerland. The tax years 2003 to 2008 are open tax years in these major taxing jurisdictions. One of the Company’s Swiss entities is currently being audited for the tax years 2003 through 2006 and the audit is expected to be completed during 2009. In addition, all of the Company’s German subsidiaries will be under tax audit for the years 2003 through 2008 beginning in the first half of 2009. The Company cannot reasonably predict the timing or outcome of these audits.

15.       Comprehensive Income (Loss)

Comprehensive income refers to revenues, expenses, gains and losses that under GAAP are included in other comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to shareholders’ equity, net of tax. The following is a summary of comprehensive income (loss) for the three months ended March 31, 2009 and 2008 (in millions):

	2009	2008
Consolidated net income (loss)	$8.6	$(0.6)
Foreign currency translation adjustments	(26.4)	39.1
Unrealized losses on interest rate swap:
Unrealized holding losses arising during the period	(0.4)	—

Reclassification adjustments for settlements included in the determination of net income (loss)	0.5	—
Unrealized gains on available for sale securities:
Unrealized holding gains arising during the period	—	0.8
Pension liability adjustments	1.0	(0.5)
Total comprehensive income (loss)	(16.7)	38.8
Less: Comprehensive income attributable to noncontrolling interests	0.2	0.2
Comprehensive income (loss) attributable to Bruker Corporation	$(16.9)	$38.6

16. Noncontrolling Interests

Net income attributable to noncontrolling interests for the three months ended March 31, 2009 and March 31, 2008 was $0.2 million, which represents the minority shareholders’ proportionate share of the net income recorded by the Company’s three majority-owned indirect subsidiaries, InCoaTec GmbH and Bruker Baltic Ltd. which are included in the BioScience segment and Perch Solutions OY which is included in the BioSpin segment. There were no transfers to or from the noncontrolling interests during the three months ended March 31, 2009 or March 31, 2008.

17.       Commitments and Contingencies

Legal

Lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. The Company believes the outcome of these proceedings, if any, will not have a material impact on the Company’s financial position or results of operations. As of March 31, 2009 and December 31, 2008, no accruals have been recorded for such potential contingencies.

Letters of Credit and Guarantees

At March 31, 2009 and December 31, 2008, the Company had bank guarantees of $51.2 million and $62.1 million, respectively, for its customer advances. These arrangements guarantee the refund of advance payments received from customers in the event that the merchandise is not delivered in compliance with the terms of the contract. Certain of these guarantees affect the availability of the Company’s lines of credit.

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

The Company has determined that it has four operating segments, representing each of its four divisions: Bruker AXS, Bruker Daltonics, Bruker Optics and Bruker BioSpin. Bruker AXS is in the business of manufacturing and distributing advanced X-ray and OES-spark instrumentation used in non-destructive molecular and elemental analysis. Bruker Daltonics is in the business of manufacturing and distributing mass spectrometry instruments that can be integrated and used along with other analytical instruments. Bruker Optics is in the business of manufacturing and distributing research, analytical and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy technologies. Bruker BioSpin is in the business of manufacturing and distributing enabling life science tools based on magnetic resonance technology, as well as the development and manufacturing of low temperature superconductor and high temperature superconductor wires for use in advanced magnet technology and energy applications.

The Company has combined the Bruker AXS, Bruker Daltonics and Bruker Optics operating segments into the BioScience reporting segment because each has similar economic characteristics, product processes and services, types and classes of customers, methods of distribution and regulatory environments.

Selected business segment information for the three months ended March 31, 2009 and 2008 is presented below (in millions):

	2009	2008
Revenue:
BioScience	$126.6	$142.6
BioSpin	114.6	112.1
Eliminations (a)	(10.7)	(16.4)
Total revenue	$230.5	$238.3

Operating Income:
BioScience	$2.2	$11.7
BioSpin	15.7	10.0
Corporate, eliminations and other (b)	(3.6)	(5.9)
Total operating income	$14.3	$15.8

(a) Represents product and service revenue between reportable segments.

(b) Represents corporate costs not allocated to the reportable segments.

Total assets by segment as of March 31, 2009 and December 31, 2008 are as follows (in millions):

	March 31,	December 31,
	2009	2008
BioScience	$603.3	$652.2
BioSpin	663.4	650.8
Corporate, eliminations and other (a)	(207.6)	(186.7)
Total	$1,059.1	$1,116.3

(a) Represents corporate assets not allocated to the reportable segments and eliminations of intercompany transactions.

19.       Recent Accounting Pronouncements

In December 2008, the FASB issued Staff Position No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP 132(R)-1”). FSP 132(R)-1 requires detailed disclosures regarding the investment strategies, fair value measurements, and concentrations of risk of plan assets of a defined benefit pension or other postretirement plan. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009 and will be applied prospectively. The Company is currently assessing the impact that FSP 132(R)-1 will have on its results of operations and financial position.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and, thereby, improves the transparency of financial reporting. SFAS No. 161 became effective for the Company as of the beginning of fiscal 2009. The adoption of SFAS No. 161 did not have a material impact on our results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS No. 160”). This statement establishes new accounting and reporting standards for the minority interest in a subsidiary and the deconsolidation of a subsidiary. SFAS No. 160 became effective for the Company as of the beginning of fiscal 2009. The adoption of SFAS No. 160 did not have a material impact on our results of operations, financial position or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 157 as of January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position, results of operations or cash flows. In April 2009, the FASB issued FSP No. SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP SFAS No. 157-4”).  FSP SFAS No. 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP SFAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. Adoption of this position is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our interim unaudited condensed consolidated financial statements and the notes to those statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, and in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

Statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which express that we “believe,” “anticipate,” “plan,” “expect,” “seek,” “estimate,” or “should,” as well as other statements, which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Actual events or results may differ materially from those set forth in forward-looking statements. Certain factors that might cause such a difference are discussed in “Factors Affecting Our Business, Operating Results and Financial Condition” set forth in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

•                  Critical accounting policies. This section discusses the accounting estimates that are considered important to our financial position and results of operations and require us to exercise subjective or complex judgments in their application.

•                  Results of operations. This section provides our analysis of the significant line items on our consolidated statement of operations for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

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

Our business strategy is to capitalize on our ability to innovate and generate above industry-average revenue performance, both organically and through acquisitions. Our growth strategy combined with anticipated improvements to our gross profit margins and increased leverage on our research and development, sales and marketing and distribution investments and general and administrative expenses is expected to enhance our operating margins and improve our earnings in the future.

On February 26, 2008, we completed our acquisition of Bruker BioSpin. Both the Company and Bruker BioSpin were majority owned by six affiliated shareholders prior to the acquisition. As a result, the acquisition of Bruker BioSpin is considered a combination of companies under common control, and has been accounted for at historical carrying values. Historical unaudited condensed consolidated balance sheets, statements of operations, statements of cash flows and notes to the consolidated financial statements have been restated by combining the historical consolidated financial statements of Bruker Corporation with those of Bruker BioSpin. Because the transaction was accounted for as an acquisition of businesses under common control, all one-time transaction costs have been expensed as incurred.

With the addition of Bruker BioSpin, we enhanced our position as a leading supplier of life science and materials research systems. The technologies of Bruker BioSpin are particularly complementary to our accurate-mass electrospray time-of-flight mass spectrometers and our single-crystal diffraction X-ray spectrometers and have created revenue synergies and provided opportunities to supply customers with equipment packages that have a broader range of applications and value. The addition of Bruker BioSpin has also enhanced our distribution in the Americas, Europe and Asia and our sales and service infrastructure.

We are organized into four operating segments, representing each of our four divisions: Bruker AXS, Bruker Daltonics, Bruker Optics and Bruker BioSpin. Bruker AXS is in the business of manufacturing and distributing advanced X-ray and OES-spark instrumentation used in non-destructive molecular and elemental analysis. Bruker Daltonics is in the business of manufacturing and distributing mass spectrometry instruments that can be integrated and used along with other analytical instruments and our CBRN detection products. Bruker Optics is in the business of manufacturing and distributing research, analytical and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy technologies. Bruker BioSpin is in the business of manufacturing and distributing enabling life science tools based on magnetic resonance technology. Bruker BioSpin also includes Bruker Advanced Supercon, which develops and produces low temperature superconducting, or LTS, wires used primarily in magnetic resonance technologies, high-energy physics and nuclear fusion research magnet applications and high temperature superconducting, or HTS, wires for use in energy applications.

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

Financial Overview

For the three months ended March 31, 2009, our revenue decreased by $7.8 million, or 3.3%, to $230.5 million, compared to $238.3 million for the comparable period in 2008. Included in this change in revenue is a reduction of approximately $18.6 million from the impact of foreign exchange due to the strengthening of U.S. Dollar versus the Euro and other foreign currencies. Excluding the effect of foreign exchange, revenue increased by $10.8 million, or 4.5%. The increase in revenue, excluding the effect of foreign exchange, is attributable to an increase in system and wire revenue in the BioSpin segment and is related primarily to increased sales volume of magnetic resonance systems. The increase in revenue from the BioSpin segment was offset, in part, by lower sales in the BioScience segment attributable primarily to certain industrial products and CBRN detection systems. The decrease in revenue from certain industrial products and CBRN detection systems were offset, in part, by an increase in sales of mass spectrometry systems. The mix of products sold in the BioScience segment is primarily the result of lower demand from industrial and pharmaceutical customers offset by increased demand from academic and government customers.

Income from operations for the three months ended March 31, 2009 was $14.3 million, resulting in an operating margin of 6.2%, compared to income from operations of $15.8 million, resulting in an operating margin of 6.6%, for the comparable period in 2008. Operating margins in the first quarter of 2008 included $5.8 million of acquisition-related charges incurred in connection with the acquisition of Bruker BioSpin. Excluding the effect of these acquisition-related charges, income from operations decreased by $7.3 million as a result of lower gross profits partially offset by a decrease in operating expenses.

Our gross profit margin for the first quarter of 2009 was 44.6%, compared to 47.8% for the comparable period in 2008. Lower gross margins were driven in part by lower revenues, but were also negatively impacted by the mix of products sold, particularly the decrease in sales of CBRN detection systems described above. In addition, pricing pressure continues to be a factor with respect to certain product lines. The decrease in operating expenses is attributable to changes in foreign currency exchange rates and cost savings programs implemented in the second half of 2008. We have started to realize the benefits of the cost cutting initiatives that we announced in 2008 and may realize additional savings throughout 2009. However, we are also investing in new growth opportunities.

During the three months ended March 31, 2009, we recorded net gains on foreign currency transactions of $1.3 million compared to net losses of $12.2 million for the comparable period in 2008. Foreign exchange losses incurred in the first three months of 2008 were driven by the re-measurement of certain foreign currency denominated assets, principally cash, inter-company receivables and a short-term inter-company loan into the functional currency of the affected entities. In the last twelve months, we have implemented programs designed to reduce our exposure to changes in foreign currency exchange rates and are considering additional actions, including a transactional hedging program.

We incurred approximately $2.3 million of interest expense during the three months ended March 31, 2009 compared to $2.7 million for the comparable period in 2008. Of the total interest expense incurred during the three months ended March 31, 2009, approximately $1.9 million related to a credit facility that we entered into during the first quarter of 2008. We initially borrowed $351.0 million under this credit facility in order to finance the acquisition of Bruker BioSpin. In the first quarter of 2009, we repaid approximately $17.5 million of the amounts outstanding under this credit agreement and from the inception of this credit agreement we have reduced the net amount outstanding by approximately $173.0 million.

Our effective tax rate for the three months ended March 31, 2009 was 40.3%, compared to 116.7% for the comparable period in 2008. The change in our effective tax rate relates primarily to the amount and mix of income and taxes outside the U.S. However, in addition to the amount and mix of income and taxes outside the U.S., our income tax provision in the first quarter of 2008 was negatively impacted by acquisition-related charges and foreign exchange losses that did not result in significant tax benefits because they were incurred primarily either in the U.S. or in foreign locations with relatively low tax rates.

Our net income attributable to the shareholders of Bruker Corporation for the three months ended March 31, 2009 was $8.4 million, or $0.05 per diluted share, compared to a net loss of $(0.8) million, or $(0.00) per diluted share, for the comparable period in 2008.

CRITICAL ACCOUNTING POLICIES

This discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, income taxes, allowance for doubtful accounts, inventories, goodwill, other intangible assets and long-lived assets, warranty costs and derivative financial instruments. We base our estimates and judgments on historical experience, current market and economic conditions, industry trends and other assumptions that we believe are reasonable and form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

We believe the following critical accounting policies to be both those most important to the portrayal of our financial position and results of operations and those that require the most subjective judgment.

Revenue recognition. We recognize revenue from system sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, title and risk of loss has been transferred to the customer and collectibility of the resulting receivable is reasonably assured. Title and risk of loss are generally transferred to the customer upon receipt of a signed customer acceptance form for a system that has been shipped, installed, and for which the customer has been trained. As a result, the timing of customer acceptance or readiness could cause our reported revenues to differ materially from expectations. When products are sold through an independent distributor or a strategic distribution partner, who assumes responsibility for installation, we recognize the system sale when the product has been shipped and title and risk of loss have been transferred to the distributor. Our distributors do not have price protection rights or rights of return; however, our products are typically warranted to be free from defect for a period of one year. Revenue is deferred until cash is received when a significant portion of the fee is due over one year after delivery, installation and acceptance of a system. For arrangements with multiple elements, we recognize revenue for each element based on the fair value of the element, provided all other criteria for revenue recognition have been met. The fair value for each element provided in multiple element arrangements is typically determined by referencing historical pricing policies when the element is sold separately. Changes in our ability to establish the fair value for each element in multiple element arrangements could affect the timing of revenue recognition. Revenue from accessories and parts is recognized upon shipment and service revenue is recognized as the services are performed. Grant revenue is recognized when we complete the services required under the grant.

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

Inventories. Inventories are stated at the lower of cost or market, with costs determined by the first-in, first-out method for a majority of subsidiaries and by average cost for certain international subsidiaries. We record provisions to account for excess and obsolete inventory to reflect the expected non-saleable or non-refundable inventory based on an evaluation of slow moving products. If ultimate usage or demand varies significantly from expected usage or demand, additional write-downs may be required, resulting in additional charges to operations.

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

Warranty costs. We normally provide a one year parts and labor warranty with the purchase of equipment. The anticipated cost for this warranty is accrued upon recognition of the sale based on historical warranty rates and our assumptions of future warranty claims. The warranty accrual is included as a current liability on the unaudited condensed consolidated balance sheets. Although our products undergo quality assurance and testing procedures throughout the production process, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Although our actual warranty costs have historically been consistent with expectations, to the extent warranty claim activity or costs associated with servicing those claims differ from our estimates, revisions to the warranty accrual may be required.

Derivative financial instruments. All derivative instruments are recorded as other assets or other liabilities at fair value, which is calculated as an estimate of the future cash flows, and subsequent changes in a derivative’s fair value are recognized in income, unless specific hedge accounting criteria are met. Changes in the fair value of a derivative that is highly effective and designated as a cash flow hedge are recognized in accumulated other comprehensive income until the forecasted transaction occurs or it becomes probable that the forecasted transaction will not occur. We perform an assessment at the inception of the hedge and on a quarterly basis thereafter, to determine whether our derivatives are highly effective in offsetting changes in the value of the hedged items. Any changes in the fair value resulting from hedge ineffectiveness is immediately recognized as income or expense.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Consolidated Results

The following table presents our results for the three months ended March 31, 2009 and 2008 (dollars in millions):

	Three Months Ended
	March 31,
	2009	2008
Product revenue	$202.2	$208.3
Service revenue	26.9	28.7
Other revenue	1.4	1.3
Total revenue	230.5	238.3

Cost of product revenue	111.7	105.2
Cost of service revenue	16.1	19.1
Total cost of revenue	127.8	124.3
Gross profit	102.7	114.0

Operating expenses:
Sales and marketing	42.6	44.4
General and administrative	16.7	16.8
Research and development	29.1	31.2
Acquisition-related charges	—	5.8
Total operating expenses	88.4	98.2
Operating income	14.3	15.8

Interest and other income (expense), net	0.1	(12.2)
Income before income tax provision and noncontrolling interest in consolidated subsidiaries	14.4	3.6
Income tax provision	5.8	4.2
Consolidated net income (loss)	8.6	(0.6)
Less: net income attributable to noncontrolling interests	0.2	0.2
Net income (loss) attributable to Bruker Corporation	$8.4	$(0.8)

Net income (loss) per common share attributable to Bruker Corporation shareholders - basic and diluted	$0.05	$(0.00)

Weighted average common shares outstanding:
Basic	163.3	162.3
Diluted	164.3	162.3

Revenue

Our revenue decreased by $7.8 million, or 3.3%, to $230.5 million for the three months ended March 31, 2009, compared to $238.3 million for the comparable period in 2008. Included in this change in revenue is approximately $18.6 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue increased by 4.5%. The increase in revenue, excluding the effect of foreign exchange, is attributable to an increase in system and wire revenue in the BioSpin segment and is related primarily to increased sales volume of magnetic resource systems. The increase in revenue from the BioSpin segment was offset, in part, by lower sales in the BioScience segment attributable primarily to X-ray and OES-spark products and CBRN detection systems. The decrease in revenue from X-ray and OES-spark products and CBRN detection systems was offset, in part, by an increase in sales of mass spectrometry systems. The mix of products sold in the BioScience segment is primarily the result of lower demand from industrial and pharmaceutical customers offset by increased demand from academic and government customers.

Cost of Revenue

Our cost of product and service revenue for the three months ended March 31, 2009, was $127.8 million, resulting in a gross profit margin of 44.6%, compared to cost of product and service revenue of $124.3 million, resulting in a gross profit margin of 47.8%, for the comparable period in 2008. Lower gross margins were driven in part by lower revenues, but were also negatively impacted by the mix of products sold, particularly the decrease in sales of CBRN detection systems. In addition to changes in the mix of products sold, pricing pressure continues to be a factor with respect to certain product lines.

Sales and Marketing

Our sales and marketing expense for the three months ended March 31, 2009 decreased to $42.6 million, or 18.6% of product and service revenue, from $44.4 million, or 18.7% of product and service revenue, for the comparable period in 2008. The decrease in sales and marketing expense is attributable primarily to changes in foreign currency exchange rates, primarily the Euro. Additionally, we have started to realize the benefits from certain cost cutting initiatives but the savings were offset by selling and marketing efforts associated with number of recently introduced products.

General and Administrative

Our general and administrative expense for the three months ended March 31, 2009 was $16.7 million, or 7.3% of product and service revenue, and was essentially flat compared with general and administrative expense of $16.8 million, or 7.1% of product and service revenue, for the comparable period in 2008.

Research and Development

Our research and development expense for the three months ended March 31, 2009 decreased to $29.1 million, or 12.7% of product and service revenue, from $31.2 million, or 13.2% of product and service revenue, for the comparable period in 2008. The decrease in research and development expenses is attributable primarily to changes in foreign currency exchange rates, primarily the Euro, as a majority of our research and development is performed in Europe. Additionally, we have started to realize the benefits from certain cost cutting initiatives but the savings were offset by investments in a number of new products and features scheduled to be released in the next six to twelve months.

Acquisition-Related Charges

On December 3, 2007, we announced that we had entered into a definitive agreement to acquire all of the stock of Bruker BioSpin. The acquisition of Bruker BioSpin was approved by our shareholders on February 25, 2008 and was completed on February 26, 2008. The acquisition represented a combination of companies under common control due to a majority of ownership of both Bruker Corporation and Bruker BioSpin by the same individuals and, as a result, transaction costs were expensed as incurred. There were no acquisition-related charges incurred during the three months ended March 31, 2009. During the three months ended March 31, 2008, we incurred and expensed acquisition-related charges totaling $5.8 million, which consisted primarily of investment banking fees, legal fees and accounting fees.

Interest and Other Income (Expense), Net

Interest and other income (expense), net during the three months ended March 31, 2009 was $0.1 million, compared to $(12.2) million for the comparable period of 2008.

During the three months ended March 31, 2009, the major components within interest and other income (expense), net were realized and unrealized gains on foreign currency transactions of $1.3 million and other income of $0.7 million offset, in part, by net interest expense of $1.9 million. During the three months ended March 31, 2008, the major component within interest and other income (expense), net, was realized and unrealized losses on foreign currency transactions of $12.2 million, which resulted from the re-measurement of certain foreign currency denominated assets, principally cash, inter-company receivables and a short-term inter-company loan into the functional currency of the affected entities.

Income Tax Provision

Our effective tax rate reflects our tax provision for non-U.S. entities only since no benefit was recognized for losses incurred in the U.S. We will maintain a full valuation allowance for our U.S. net operating losses until evidence exists that it is more likely than not that the loss carryforward amounts will be utilized to offset U.S. taxable income. Our tax rate may change over time as the amount and mix of income and taxes outside the U.S. changes. The effective tax rate is calculated using our projected annual pre-tax income or loss and is affected by tax credits, the expected level of other tax benefits, and the impact of changes to the valuation allowance, as well as changes in the mix of our pre-tax income and losses among jurisdictions with varying statutory tax rates and credits.

The income tax provision for the three months ended March 31, 2009, was $5.8 million compared to an income tax provision of $4.2 million for the three months ended March 31, 2008, representing effective tax rates of 40.3% and 116.7%, respectively. The change in our effective tax rate relates primarily to the amount and mix of income and taxes outside the U.S. However, in addition to the amount and mix of income and taxes outside the U.S., our income tax provision in the first quarter of 2008 was negatively impacted by acquisition-related charges and foreign exchange losses that did not result in significant tax benefits because they were incurred primarily either in the U.S. or in foreign locations with relatively low tax rates.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the three months ended March 31, 2009 and March 31, 2008 was $0.2 million, which represents the minority shareholders’ proportionate share of the net income recorded by three majority-owned indirect subsidiaries, InCoaTec GmbH and Bruker Baltic Ltd., which are in the BioScience segment, and Perch Solutions OY, which is in the BioSpin segment.

Net Income (Loss) Attributable to Bruker Corporation

Our net income for the three months ended March 31, 2009, was $8.4 million, or $0.05 per diluted share, compared to a net loss of $(0.8) million, or $(0.00) per diluted share for the comparable period in 2008.

Segment Results

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment for the three months ended March 31, 2009 and 2008 (dollars in millions):

	2009	2008	Dollar Change	Percentage Change
BioScience	$126.6	$142.6	$(16.0)	(11.2)%
BioSpin	114.6	112.1	2.5	2.2%
Eliminations (a)	(10.7)	(16.4)	5.7
	$230.5	$238.3	$(7.8)	(3.3)%

(a) Represents product and service revenue between reportable segments.

BioScience Segment Revenues

BioScience segment revenue decreased by $16.0 million, or 11.2%, to $126.6 million for the three months ended March 31, 2009, compared to $142.6 million for the comparable period in 2008. Included in this change in revenue is approximately $12.6 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue decreased by 2.4%. The decrease in revenue, excluding the effect of foreign exchange, is attributable to X-ray and OES-spark products and CBRN detection systems. The decrease in revenue from these product lines was offset, in part, by an increase in sales of mass spectrometry systems. The mix of products sold in the BioScience segment is primarily the result of lower demand from industrial and pharmaceutical customers offset by increased demand from academic and government customers.

System revenue, other system revenue and aftermarket revenue as a percentage of total BioScience segment revenue were as follows during the three months ended March 31, 2009 and 2008 (dollars in millions):

	2009		2008
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System revenue	$100.7	79.5%	$115.2	80.8%
Other system revenue	1.9	1.5%	1.8	1.2%
Aftermarket revenue	24.0	19.0%	25.6	18.0%
Total revenue	$126.6	100.0%	$142.6	100.0%

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

BioSpin Segment Revenues

BioSpin segment revenue increased by $2.5 million, or 2.2%, to $114.6 million for the three months ended March 31, 2009, compared to $112.1 million for the comparable period in 2008. Included in this change in revenue is approximately $6.0 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue increased by 7.6%. The increase in revenue, excluding the effect of foreign exchange, is attributable to an increase in system and wire revenue in the BioSpin segment and is related primarily to increased sales volume of magnetic resonance systems. Because of the nature of the magnetic resonance products sold by the BioSpin segment, particularly the complexity of the instruments coupled with relatively low volumes and high selling prices, BioSpin segment revenues are generally subject to a high degree of volatility when comparing any two quarters, whether they be year-over-year or sequential.

System and wire revenue, other system revenue and aftermarket revenue as a percentage of total BioSpin segment revenue were as follows during the three months ended March 31, 2009 and 2008 (dollars in millions):

	2009		2008
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System and wire revenue	$101.8	88.8%	$98.4	87.8%
Other system revenue	1.0	0.9%	1.1	1.0%
Aftermarket revenue	11.8	10.3%	12.6	11.2%
Total revenue	$114.6	100.0%	$112.1	100.0%

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

Income from Operations

The following table presents income from operations and operating margins on revenue by reportable segment for the three months ended March 31, 2009 and 2008 (dollars in millions):

	2009		2008
	Operating Income	Percentage of Segment Revenue	Operating Income	Percentage of Segment Revenue
BioScience	$2.2	1.7%	$11.7	8.2%
BioSpin	15.7	13.7%	10.0	8.9%
Corporate, eliminations and other (a)	(3.6)		(5.9)
Total operating income	$14.3	6.2%	$15.8	6.6%

(a) Represents corporate costs not allocated to the reportable segments.

BioScience segment income from operations for the three months ended March 31, 2009 was $2.2 million, resulting in an operating margin of 1.7%, compared to income from operations of $11.7 million, resulting in an operating margin of 8.2%, for the comparable period in 2008.

Income from operations in the BioScience segment decreased as a result of the lower revenues described above and lower gross margins as a percentage of revenue. Lower gross margins were driven primarily by the mix of products sold, particularly the decrease in sales of CBRN detection systems. In addition to product mix, pricing pressure in certain product lines continues to have an impact on gross margins. Operating expenses in the BioScience segment were essentially flat in the first quarter of 2009 in comparison to the first quarter of 2008 as savings from cost cutting initiatives were largely offset by investments in new product development.

BioSpin segment income from operations for the three months ended March 31, 2009 was $15.7 million, resulting in an operating margin of 13.7%, compared to income from operations of $10.0 million, resulting in an operating margin of 8.9%, for the comparable period in 2008.

BioSpin segment income from operations increased as a result of lower operating expenses as a percentage of revenue. Gross margin as a percentage of revenue was essentially flat when comparing the three months ended March 31, 2009 to the three months ended March 31, 2008. The decreases in operating expenses is attributable primarily to changes in foreign currency exchange rates, primarily the Euro, as a majority of our sales and marketing efforts and research and development is performed in Europe. Additionally, the BioSpin segment has started to realize the benefits from certain cost cutting initiatives.

LIQUIDITY AND CAPITAL RESOURCES

We currently anticipate that our existing cash and credit facilities will be sufficient to support our operating and investing needs for at least the next twelve months, but this depends on our profitability and our ability to manage working capital requirements. Our future cash requirements will also be affected by acquisitions that we may make in the future. Historically, we have financed our growth through a combination of debt financings and issuances of common stock. In the future, there can be no assurances that additional financing alternatives will be available to us if required, or if available, will be obtained on terms favorable to us.

During the three months ended March 31, 2009, net cash provided by operating activities was $13.1 million, resulting primarily from $8.6 million of net income and $6.8 million of depreciation and amortization. During the three months ended March 31, 2008, net cash provided by operating activities was $22.3 million, resulting primarily from changes in working capital.

During the three months ended March 31, 2009, net cash used by investing activities was $4.8 million, compared to net cash used by investing activities of $31.2 million during the three months ended March 31, 2008. Cash used by investing activities during the three months ended March 31, 2009 was attributable primarily to $3.9 million of capital expenditures and $0.7 million used for acquisitions. Cash used by investing activities during the three months ended March 31, 2008 was attributable primarily to $13.4 million of capital expenditures and a $10.7 million change in restricted cash. The decrease in capital expenditures during the three months ended March 31, 2009 compared to 2008 related primarily to the expansion of our facility in Ettlingen, Germany, which was completed in the third quarter of 2008.

During the three months ended March 31, 2009, net cash used by financing activities was $17.6 million, compared to net cash used by financing activities of $53.4 million during the three months ended March 31, 2008. Cash used by financing activities during the three months ended March 31, 2009 was attributable to $17.6 million of net debt repayments under various long-term and short-term arrangements. Cash used by financing activities during the three months ended March 31, 2008 was attributable to $386.0 million paid to certain shareholders of Bruker BioSpin in connection with the acquisition and $23.4 million of withholding taxes paid in connection with a dividend declared by Bruker BioSpin prior to the acquisition. These uses were offset, in part, by $358.9 million of net borrowings related primarily to the Credit Agreement.

At March 31, 2009, we had outstanding debt totaling $203.6 million consisting of $178.1 million outstanding under the Credit Agreement, including $142.5 million outstanding under a term loan and $35.6 million under revolving loans, $14.7 million outstanding under other long-term debt arrangements, $6.0 million outstanding under other revolving lines of credit and $4.8 million under capital lease obligations. At March 31, 2009 we classified $30.6 million of the $35.6 million borrowed under the revolving credit line of the Credit Agreement as long-term because we do not expect to repay this amount in the next twelve months. At December 31, 2008, we had outstanding debt totaling $223.8 million consisting of $196.5 million outstanding under the Credit Agreement, including $144.4 million drawn on a term loan and $52.1 million under revolving loans, $15.8 million outstanding under other long-term debt arrangements, $6.2 million outstanding under other revolving lines of credit and $5.3 million under capital lease obligations.

On February 26, 2008, we completed our acquisition of Bruker BioSpin for $914.0 million. The acquisition of Bruker BioSpin was financed with 57,544,872 shares of unregistered common stock valued at $526.0 million based on the trailing 10-day trading average closing price of $9.14 per share as of two days prior to the signing of the transaction agreements, $351.0 million of cash obtained under a new credit facility, which we refer to as the Credit Agreement, and the balance with cash on hand. The Credit Agreement, which is with a syndication of lenders, provides for a revolving credit line with a maximum commitment of $230.0 million and a term loan facility of $150.0 million. The outstanding principal under the term loan is payable in quarterly installments through December 2012. Borrowings under the Credit Agreement bear interest, at our option, at either (i) the higher of the prime rate or the federal funds rate plus 0.50%, or (ii) adjusted LIBOR, plus margins ranging from 0.40% to 1.25% and a facility fee ranging from 0.10% to 0.20%. As of March 31, 2009, the weighted average interest rate of borrowings under the term facility of the Credit Agreement was approximately 3.1%.

Borrowings under the Credit Agreement are secured by the pledge to the banks of 100% of the capital stock of each of our wholly-owned domestic subsidiaries and 65% of the capital stock of certain of our wholly-owned direct or indirect foreign subsidiaries. The Credit Agreement also requires that we maintain certain financial ratios related to maximum leverage and minimum interest coverage, as defined in the Credit Agreement. In addition to the financial ratios, the Credit Agreement restricts, among other things, our ability to do the following: make certain payments; incur additional debt; incur certain liens; make certain investments, including derivative agreements; merge, consolidate, sell or transfer all or substantially all of our assets; and enter into certain transactions with affiliates. As of March 31, 2009, the latest measurement date, we were in compliance with the covenants of the Credit Agreement.

Other long-term debt arrangements at March 31, 2009 include both collateralized and uncollateralized arrangements with various financial institutions in Germany and Japan and are at fixed and variable interest rates ranging from 2.0% to 8.0% at March 31, 2009. The term of these arrangements are through various dates between 2010 and 2013.

Other revolving loans are with various financial institutions primarily in the United States, Germany, Switzerland, Japan and France. The following is a summary of the maximum commitments and net amounts available to the Company under revolving loans as of March 31, 2009 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
Credit Agreement	2.3%	$230.0	$35.6	$1.0	$193.4
Other revolving loans	3.0%	64.8	6.0	50.2	8.6
Total revolving loans	2.4%	$294.8	$41.6	$51.2	$202.0

As of March 31, 2009, we have approximately $10.2 million of net operating loss carryforwards available to reduce future U.S. taxable income. These losses have various expiration dates through 2028. The Company also has approximately $45.3 million of German Trade Tax net operating losses that are carried forward indefinitely. We also have U.S. tax credits of approximately $19.4 million available to offset future tax liabilities that expire at various dates. These credits include foreign tax credits of $17.6 million expiring in various years through 2018 and research and development tax credits of $1.8 million expiring at various dates through 2025. These operating losses and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

The following table summarizes maturities for our significant financial obligations as of March 31, 2009 (in millions):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Revolving lines of credit	$41.6	$11.0	$—	$30.6	$—
Long-term debt, including current portion	162.0	19.9	60.0	80.5	1.6
Uncertain tax contingencies	21.3	—	21.3	—	—

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP 132(R)-1”). FSP 132(R)-1 requires detailed disclosures regarding the investment strategies, fair value measurements, and concentrations of risk of plan assets of a defined benefit pension or other postretirement plan. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009 and will be applied prospectively. We are currently assessing the impact that FSP 132(R)-1 will have on our results of operations and financial position.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and, thereby, improves the transparency of financial reporting. We adopted SFAS No. 161 as of January 1, 2009. The adoption of SFAS No. 161 did not have a material impact on our results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS No. 160”). This statement establishes new accounting and reporting standards for the minority interest in a subsidiary and the deconsolidation of a subsidiary. We adopted SFAS No. 160 as of January 1, 2009. The adoption of SFAS No. 160 did not have a material impact on our results of operations, financial position or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which is effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 157 as of January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on our financial position, results of operations or cash flows. In April 2009, the FASB issued FSP No. SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not

Orderly (FSP SFAS No. 157-4).  FSP SFAS No. 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP SFAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. Adoption of this position is not expected to have a material impact on our financial position, results of operations or cash flows.

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

Our foreign exchange gains (losses), net were $1.3 million and $(12.2) million for the three months ended March 31, 2009 and 2008, respectively. From time to time, we have entered into foreign currency contracts in order to minimize the volatility that fluctuations in exchange rates have on our cash flows related to purchases and sales denominated in foreign currencies. We will continue to evaluate our currency risks and in the future may utilize foreign currency contracts more frequently as part of a transactional hedging program. At March 31, 2009, we had one outstanding forward contract involving the purchase of 3.7 million Euros (approximately $4.9 million at March 31, 2009) in exchange for 463.0 million Japanese Yen (approximately $4.6 million at March 31, 2009). We entered into this contract in connection with a large order from a customer in Japan.

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

In April 2008, we entered into an interest rate swap arrangement to pay a fixed rate of approximately 3.8% and receive a variable rate based on three month LIBOR through December 31, 2012. The initial notional amount of this interest swap was $90.0 million and amortizes in proportion to the term debt component of our Credit Agreement. At March 31, 2009, the outstanding notional amount of this swap was $85.5 million. We have determined that this swap is an effective hedge of the variability of cash flows of the interest payments.

Inflation

We do not believe inflation had a material impact on our business or operating results during any of the periods presented.

ITEM 4.	CONTROLS AND PROCEDURES

We have established disclosure controls and procedures that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) by others within our organization. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of March 31, 2009, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Except as set forth below, there have been no material changes to the legal proceedings disclosed in Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2008.

As previously reported, a former employee of Bruker BioSpin Corporation contacted the Securities and Exchange Commission during 2008 in connection with a claim this employee separately brought regarding violation of Section 806 of the Sarbanes-Oxley Act. The SEC first contacted counsel for the Company in early 2008 regarding this matter and was provided various information regarding the matter at that time. In March 2009, the SEC contacted counsel for the Company to request some additional information regarding this matter. The Company is in the process of providing this information and intends to cooperate fully with the SEC regarding this matter. As previously reported, the Company strongly denies the allegations made by this former employee.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the first quarter of 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2009	—	$—	—	—
February 1 - February 28, 2009	—	—	—	—
March 1 - March 31, 2009	500,000	4.05
	500,000	$4.05	—	—

All shares repurchased were open-market purchases made by the Company’s Chief Executive Officer, were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Exchange Act and were previously disclosed on Forms 4 filed with the U.S. Securities and Exchange Commission.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1) Filed herewith.

(2) Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUKER CORPORATION

Date: May 11, 2009	By:	/s/ FRANK H. LAUKIEN, PH.D.
Frank H. Laukien, Ph.D. President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 11, 2009	By:	/s/ WILLIAM J. KNIGHT
William J. Knight Chief Financial Officer (Principal Financial Officer)