Form 10-Q
period 2009-06-30
BRUKER CORP
filed 2009-08-10
CIK 1109354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2009
Common Stock, $0.01 par value per share	164,087,910 shares

BRUKER CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2009

PART I                  FINANCIAL INFORMATION

ITEM 1.                  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$152.6	$166.2
Restricted cash	1.7	1.5
Accounts receivable, net	132.9	171.9
Inventories	436.4	425.1
Other current assets	65.6	56.0
Total current assets	789.2	820.7

Property, plant and equipment, net	221.3	221.3
Intangibles and other long-term assets	77.0	74.3
Total assets	$1,087.5	$1,116.3

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$0.6	$22.7
Current portion of long-term debt	42.5	18.3
Accounts payable	40.8	43.3
Customer advances	202.1	199.6
Other current liabilities	233.2	235.8
Total current liabilities	519.2	519.7

Long-term debt	127.6	182.8
Other long-term liabilities	104.2	101.1
Commitments and contingencies (Note 18)

Shareholders' equity:
Preferred stock, $0.01 par value 5,000,000 shares authorized, none issued or outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value 260,000,000 shares authorized, 164,100,858 and 164,078,721 shares issued and 164,087,903 and 164,068,252 outstanding at June 30, 2009 and December 31, 2008, respectively	1.6	1.6
Treasury stock at cost, 12,955 and 10,469 at June 30, 2009 and December 31, 2008, respectively	(0.1)	(0.1)
Other shareholders' equity	333.8	310.4
Total shareholders' equity	335.3	311.9
Noncontrolling interest in subsidiaries	1.2	0.8
Total shareholders' equity of Bruker Corporation	336.5	312.7
Total liabilities and shareholders' equity	$1,087.5	$1,116.3

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Product revenue	$222.9	$280.3	$425.1	$488.6
Service revenue	28.3	30.2	55.2	58.9
Other revenue	1.3	1.0	2.7	2.3
Total revenue	252.5	311.5	483.0	549.8

Cost of product revenue	125.2	162.5	236.9	267.7
Cost of service revenue	16.1	19.4	32.2	38.5
Total cost of revenue	141.3	181.9	269.1	306.2
Gross profit	111.2	129.6	213.9	243.6

Operating expenses:
Sales and marketing	43.9	47.1	86.5	91.5
General and administrative	17.0	17.2	33.3	34.0
Research and development	31.1	36.5	60.2	67.7
Acquisition-related charges (credits), net	(1.0)	0.4	(0.6)	6.2
Total operating expenses	91.0	101.2	179.4	199.4
Operating income	20.2	28.4	34.5	44.2

Interest and other income (expense), net	(2.9)	3.6	(2.8)	(8.6)
Income before income tax provision and noncontrolling interest in consolidated subsidiaries	17.3	32.0	31.7	35.6
Income tax provision	4.6	10.3	10.4	14.5
Consolidated net income	12.7	21.7	21.3	21.1
Less: net income (loss) attributable to noncontrolling interests	(0.2)	—	—	0.2
Net income attributable to Bruker Corporation	$12.9	$21.7	$21.3	$20.9

Net income per common share attributable to
Bruker Corporation shareholders - basic and diluted	$0.08	$0.13	$0.13	$0.13

Weighted average common shares outstanding:
Basic	163.3	162.4	163.3	162.4
Diluted	164.7	165.5	164.5	165.3

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Consolidated net income	$21.3	$21.1
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	13.8	14.5
Stock-based compensation	3.3	1.8
Gain on acquisition	(2.1)	—
Other non-cash income	(2.8)	(4.6)
Changes in operating assets and liabilities:
Accounts receivable	40.3	41.2
Inventories	(4.5)	(6.9)
Accounts payable	(2.3)	(13.0)
Customer advances	(4.7)	(25.6)
Other changes in operating assets and liabilities, net	(11.0)	(10.4)
Net cash provided by operating activities	51.3	18.1

Cash flows from investing activities:
Purchases of property, plant and equipment	(7.1)	(27.1)
Redemption of short-term investments	—	9.8
Acquisitions, net of cash acquired	(1.1)	(2.1)
Payments in connection with the acquisition of Bruker BioSpin	—	(5.2)
Changes in restricted cash	(0.5)	(3.4)
Net cash used in investing activities	(8.7)	(28.0)

Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowings, net	(35.8)	33.4
Proceeds from (repayments of) long-term debt, net	(15.9)	160.0
Payment of deferred financing costs	—	(2.9)
Proceeds from issuance of common stock, net of repurchases	0.1	1.4
Deemed dividend in connection with the acquisition of Bruker BioSpin	—	(386.0)
Cash payments to shareholders	—	(23.4)
Net cash used in financing activities	(51.6)	(217.5)

Effect of exchange rate changes on cash and cash equivalents	(4.6)	20.4
Net change in cash and cash equivalents	(13.6)	(207.0)
Cash and cash equivalents at beginning of period	166.2	332.4
Cash and cash equivalents at end of period	$152.6	$125.4

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

The financial statements represent the consolidated accounts of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements as of and for the three and six months ended June 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial information presented herein does not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of the results expected for the full year. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income or shareholders’ equity.

In February 2008, the Company completed the acquisition of the Bruker BioSpin Group (“Bruker BioSpin”). Both the Company and Bruker BioSpin were majority owned by six affiliated shareholders prior to the acquisition. As a result, the acquisition of Bruker BioSpin was considered a business combination of companies under common control and was accounted for at historical carrying values at the date of the acquisition. The unaudited condensed consolidated balance sheets, statements of operations, statements of cash flows and notes to the consolidated financial statements for all periods presented herein have been restated by combining the historical consolidated financial statements of the Company with those of Bruker BioSpin. Additionally, because this transaction was accounted for as a business combination of entities under common control, all one-time transaction costs were expensed as incurred.

In the second quarter of 2009, the Company reevaluated its reporting segments following the acquisition of a business engaged in developing and manufacturing superconducting devices and other advanced technologies for alternative energy research. As a result of the acquisition and the corresponding changes in the Company’s organizational structure, management will report results on the basis of the following two segments:

•                  Scientific Instruments. The operations of this segment include the design, manufacture and distribution of advanced instrumentation and automated solutions based on X-ray technology, spark-OES technology, magnetic resonance technology, mass spectrometry technology and infrared and Raman molecular spectroscopy technology. Typical customers of the Scientific Instruments segment include pharmaceutical, biotechnology, proteomics and molecular diagnostic companies, academic institutions, government agencies, semiconductor companies, chemical, cement, metals and petroleum companies, raw material manufacturers and food, beverage and agricultural companies.

•                  Energy and Supercon Technologies. The operations of this segment include development and production of low temperature superconductor and high temperature superconductor wires for use in advanced magnet technology and energy applications as well as electron and ion linear accelerators, superconducting and normal conducting accelerator cavities, insertion devices, superconducting fault current limiters, crystal growth magnets and other accelerator components for physics and energy research and a variety of other scientific applications.

Management has evaluated subsequent events through August 10, 2009, the date the financial statements were filed with the Securities and Exchange Commission (“SEC”) and determined that there were none requiring disclosure.

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

3.              Other Acquisitions

In April 2009, the Company acquired substantially all of the assets of the research instruments portion of ACCEL Instruments GmbH (the “RI business”) from Varian Medical Systems, Inc. The acquisition of the RI business was accounted for under the acquisition method in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 141(R), Business Combinations. The RI business, located in Bergisch Gladbach, Germany, consists of the development and manufacture of electron and ion linear accelerators, superconducting and normal conducting accelerator cavities, insertion devices, superconducting fault current limiters, other accelerator components and specialty superconducting magnets for physics and energy research and a variety of other scientific applications. The results of the RI business have been included in the Energy and Supercon Technologies segment from the date of acquisition. The consideration transferred in acquiring the RI business was approximately $0.4 million and consisted entirely of cash. The Company acquired approximately $1.6 million of receivables, $4.4 million of inventory, $2.9 million of other current assets and $4.9 million of property, plant and equipment in this acquisition and assumed approximately $11.3 million of current liabilities. In connection with the acquisition of the RI business, the Company recorded a gain of approximately $2.1 million that has been recorded as a component of acquisition-related costs in the unaudited condensed consolidated statements of operations. Pro forma financial information reflecting the acquisition of the RI business has not been presented because the impact on revenues, net income and net income per common share attributable to Bruker Corporation shareholders is not material.

In August 2008, the Company acquired S.I.S. Surface Imaging Systems GmbH (“S.I.S.”), a privately-held company located in Herzogenrath, Germany. The acquisition of S.I.S. was accounted for under the purchase method in accordance with SFAS No. 141, Business Combinations. S.I.S. develops, manufactures and distributes advanced atomic force/scanning probe microscopy for applications in materials research, including semiconductors, data storage, electronic materials, solar cells, polymers and catalysts. The results of S.I.S. have been included in the

Scientific Instruments segment from the date of acquisition. The aggregate purchase price of S.I.S. was $2.1 million. In addition, the Company issued an aggregate of 59,342 restricted unregistered shares of the Company’s common stock, par value $0.01 per share, to certain S.I.S. shareholders. These shares were not included in the purchase price because of contingencies related to the continuing employment of the shareholders and, accordingly, are being recorded as compensation expense. The Company recorded $2.1 million of goodwill in connection with the acquisition of S.I.S. and assigned the goodwill to the Scientific Instruments segment. Pro forma financial information reflecting the acquisition of S.I.S. has not been presented because the impact on revenues, net income and net income per common share attributable to Bruker Corporation shareholders was not material.

In January 2008, the Company acquired JUWE Laborgeraete GmbH (“JUWE”), a privately-held company located in Viersen, Germany. The acquisition of JUWE was accounted for under the purchase method in accordance with SFAS No. 141. JUWE develops, manufactures and distributes advanced combustion analysis systems for various carbon, hydrogen, nitrogen, oxygen and sulfur elemental applications. JUWE’s products are complementary to the Company’s optical emission spectroscopy products. The results of JUWE have been included in the Scientific Instruments segment from the date of acquisition. The aggregate purchase price of JUWE was $1.6 million, of which $1.2 million was paid in cash and $0.4 million consisted of net liabilities assumed by the Company. In addition, the Company issued an aggregate of 111,000 restricted unregistered shares of the Company’s common stock, par value $0.01 per share, to JUWE’s shareholders. These shares were not included in the purchase price because of contingencies related to the continuing employment of the shareholders and, accordingly, are being recorded as compensation expense. The Company recorded $1.1 million of goodwill in connection with the acquisition of JUWE and assigned the goodwill to the Scientific Instruments segment. Pro forma financial information reflecting the acquisition of JUWE has not been presented because the impact on revenues, net income and net income per common share attributable to Bruker Corporation shareholders was not material.

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

As of June 30, 2009, the Company’s primary types of share-based compensation were in the form of stock options and restricted stock. The Company recorded stock-based compensation expense for the three and six months ended June 30, 2009 and June 30, 2008 as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Stock options	$1.2	$1.0	$2.5	$1.5
Restricted stock	0.3	0.1	0.8	0.3
Total stock-based compensation, pre-tax	1.5	1.1	3.3	1.8
Tax benefit	0.2	0.2	0.6	0.4
Total stock-based compensation, net of tax	$1.3	$0.9	$2.7	$1.4

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

	2009	2008
Risk-free interest rate	1.71%-3.60%	2.71%-3.95%
Expected life	6.5 years	6.5 years
Volatility	64.0%	72.0%
Expected dividend yield	0.0%	0.0%

Risk-free interest rate is the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected life assumption. Expected life is determined through the simplified method as defined in the Securities and Exchange Commission Staff Accounting Bulletin No. 110. The Company believes that this is the best estimate of the expected life of a new option. Expected volatility is based on a number of factors. The Company currently believes that the exclusive use of historical volatility results in the best estimate of the grant-date fair value of employee stock options because it reflects the market’s current expectations of future volatility. Expected dividend yield was not considered in the option pricing formula since the Company does not pay dividends and has no current plans to do so in the future. The terms of some of the Company’s indebtedness also currently restricts its ability to pay dividends to its shareholders.

Stock option activity for the six months ended June 30, 2009 was as follows:

	Shares Subject to Options	Weighted Average Option Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value ($'s in millions)
Outstanding at December 31, 2008	5,268,523	$8.56
Granted	48,000	4.13
Exercised	(22,335)	4.77
Forfeited	(55,641)	9.31
Outstanding at June 30, 2009	5,238,547	$8.53	3.9	$10.4

Exercisable at June 30, 2009	2,670,614	$7.54	3.9	$7.6

Vested and expected to vest at June 30, 2009	5,089,607	$8.50	3.9	$10.3

Unrecognized pre-tax stock-based compensation expense of $14.9 million related to stock option awards is expected to be recognized over the weighted average remaining service period of 2.8 years for stock options outstanding at June 30, 2009. The intrinsic values above are based on the Company’s closing stock price of $9.26 on June 30, 2009.

Restricted shares of the Company’s common stock are periodically awarded to executive officers, directors and certain key employees of the Company, subject to service restrictions, which expire ratably over periods of three to five years. The restricted shares of common stock may not be sold or transferred during the restriction period. Stock compensation for restricted stock is recorded based on the stock price on the grant date and charged to expense ratably through the restriction period. The following table summarizes information about restricted stock activity during the six months ended June 30, 2009:

	Shares Subject to Restriction	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2008	591,675	$7.26
Granted	—	—
Vested	(51,175)	7.60
Forfeited	(940)	5.00
Outstanding at June 30, 2009	539,560	$7.23

Unrecognized pre-tax stock-based compensation expense of $3.1 million related to restricted stock awards is expected to be recognized over the weighted average remaining service period of 1.9 years for restricted stock awards outstanding at June 30, 2009.

5.              Earnings Per Share

Net income per share is calculated by dividing net income by the weighted-average shares outstanding during the period. The diluted net income per share computation includes the effect of shares, which would be issuable upon the exercise of outstanding stock options and the vesting of restricted stock, reduced by the number of shares, which are assumed to be purchased by the Company from the resulting proceeds at the average market price during the period.

The following table sets forth the computation of basic and diluted average shares outstanding for the three and six months ended June 30, 2009 and 2008 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income attributable to Bruker Corporation, as reported	$12.9	$21.7	$21.3	$20.9

Weighted average shares outstanding:
Weighted average shares outstanding-basic	163.3	162.4	163.3	162.4
Effect of dilutive securities:
Stock options and restricted stock	1.4	3.1	1.2	2.9
Weighted average shares outstanding - diluted	164.7	165.5	164.5	165.3

Net income per common share attributable to Bruker Corporation shareholders - basic and diluted	$0.08	$0.13	$0.13	$0.13

Stock options to purchase approximately 3.3 million shares and 0.4 million shares were excluded from the computation of diluted earnings per share in the three months ended June 30, 2009 and June 30, 2008, respectively, and approximately 3.5 million shares and 0.3 million shares were excluded from the computation of diluted earnings per share in the six months ended June 30, 2009 and June 30, 2008, respectively, because the exercise price of the stock options exceeded the average market price of the Company’s common stock and, as a result, would have had an anti-dilutive effect.

6.              Fair Value of Financial Instruments

The Company follows SFAS No. 157, Fair Value Measurements, which establishes a three-level valuation hierarchy for measuring fair value and expands financial statement disclosures about fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s characterization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

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

The Company measures the following financial assets and liabilities at fair value on a recurring basis. The fair value of these financial assets and liabilities was determined using the following inputs at June 30, 2009 (in millions):

	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$59.3	$59.3	$—	$—
Restricted cash	1.7	1.7	—	—
Long-term restricted cash	2.1	2.1	—	—
Total assets recorded at fair value	$63.1	$63.1	$—	$—

Liabilities:
Interest rate swap	$3.7	$—	$3.7	$—
Embedded derivatives in purchase and delivery contracts	1.6	—	1.6	—
Total liabilities recorded at fair value	$5.3	$—	$5.3	$—

The Company’s financial instruments consist primarily of cash equivalents, restricted cash, accounts receivable, short-term borrowings, accounts payable and long-term debt. The carrying amounts of the Company’s cash equivalents, restricted cash, accounts receivable, short-term borrowings and accounts payable approximate fair value due to their short-term nature. The Company’s long-term debt consists primarily of variable rate arrangements with interest rates that reset every three months and, as a result, reflect current interest rates. Consequently, the carrying value of the Company’s long-term debt approximates fair value.

7.              Inventories

Inventories consisted of the following as of June 30, 2009 and December 31, 2008 (in millions):

	June 30, 2009	December 31, 2008
Raw materials	$121.4	$115.8
Work-in-process	136.2	129.6
Demonstration units	40.1	36.7
Finished goods	138.7	143.0
Inventories	$436.4	$425.1

The Company reduces the carrying value of its demonstration inventories for differences between its cost and estimated net realizable value through a charge to cost of revenue that is based on a number of factors including, the age of the unit, the physical condition of the unit and an assessment of technological obsolescence. Amounts recorded in cost of product revenue related to the write-down of demonstration units to net realizable value were $6.1 million and $6.4 million for the three months ended June 30, 2009 and 2008, respectively, and $11.9 million and $12.7 million for the six months ended June 30, 2009 and 2008, respectively.

Finished goods include in-transit systems that have been shipped to the Company’s customers but not yet installed and accepted by the customer. As of June 30, 2009 and December 31, 2008, inventory-in-transit was $85.2 million and $91.6 million, respectively.

8.              Goodwill and Other Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill as of June 30, 2009 (in millions):

Balance at December 31, 2008	$46.4
Goodwill acquired during the period	0.3
Foreign currency impact	0.2
Balance at June 30, 2009	$46.9

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives not be amortized. Instead, these assets are tested for impairment on a reporting unit basis annually, or on an interim basis when events or changes in circumstances warrant. The Company performed its annual test for impairment as of December 31, 2008 and determined that goodwill and other intangible assets were not impaired at that time. The Company did not identify any indicators of impairment during the three and six month periods ended June 30, 2009.

The following is a summary of other intangible assets subject to amortization at June 30, 2009 and December 31, 2008 (in millions):

	June 30, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology and related patents	$14.1	$(9.9)	$4.2	$14.1	$(9.2)	$4.9
Customer relationships	1.6	(0.8)	0.8	1.6	(0.6)	1.0
Trade names	0.4	(0.3)	0.1	0.4	(0.3)	0.1
Total amortizable intangible assets	$16.1	$(11.0)	$5.1	$16.1	$(10.1)	$6.0

For the three months ended June 30, 2009 and 2008, the Company recorded amortization expense of $0.5 million and $0.3 million, respectively, related to intangible assets subject to amortization. For the six months ended June 30, 2009 and 2008, the Company recorded amortization expense of $0.9 million and $1.3 million, respectively, related to intangible assets subject to amortization.

The estimated future amortization expense related to other intangible assets is as follows (in millions):

2009 (a)	$0.9
2010	1.7
2011	1.0
2012	0.4
2013	0.4
Thereafter	0.7
Total	$5.1

(a) Amount represents estimated amortization expense for the remaining six months ending December 31, 2009.

9.              Debt

At June 30, 2009 and December 31, 2008, the Company’s debt obligations consisted of the following (in millions):

	June 30, 2009	December 31, 2008
US Dollar term loan under the Credit Agreement	$138.8	$144.4

US Dollar revolving loan under the Credit Agreement	22.3	35.6

Euro mortgage loan at six month European Interbank Offered Rate plus 1.00%, 2.7% at June 30, 2009 collateralized by a building of Bruker AXS GmbH, biannual principal and interest payments due and payable through 2012	2.0	2.2

Euro bank loans at fixed rates of 4.65% and 8.01%, respectively, collateralized by accounts receivable of certain subsidiaries of Bruker AXS, biannual principal payments and quarterly interest payments due and payable through 2013	0.3	0.3

Euro bank loans at fixed rate of 2.95%, collateralized by land and buildings of Bruker Daltonik GmbH, quarterly principal payments and monthly interest payments due and payable through 2010	0.6	1.0

Euro bank loans at fixed rate of 5.01%, collateralized by land and buildings of Bruker Optik GmbH, biannual principal payments and monthly interest payments due and payable through 2013	1.2	10.7

Japanese Yen bank loan at fixed rate of 2.03%, uncollateralized, quarterly principal and interest payments due and payable through 2011	—	1.6

Capital lease obligations	4.9	5.3
Total long-term debt	170.1	201.1
Current portion of long-term debt	(42.5)	(18.3)
Total long-term debt, less current portion	$127.6	$182.8

In connection with the acquisition of Bruker BioSpin, the Company entered into a credit agreement with a syndication of lenders (the “Credit Agreement”), which provides for a revolving credit line with a maximum commitment of $230.0 million and a term facility of $150.0 million. The outstanding principal and interest under the term loan is payable in quarterly installments through December 2012. Borrowings under the Credit Agreement bear interest, at the Company’s option, at either (i) the higher of the prime rate or the federal funds rate plus 0.50%, or (ii) adjusted LIBOR, plus margins ranging from 0.40% to 1.25% and a facility fee ranging from 0.10% to 0.20%. As of June 30, 2009, the weighted average interest rate of borrowings under the term facility of the Credit Agreement was approximately 2.8%.

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

In addition, at June 30, 2009 and December 31, 2008, the Company had the following amounts outstanding under revolving loan arrangements (in millions):

	June 30, 2009	December 31, 2008
Euro revolving loans under the Credit Agreement	$—	$16.5
Other revolving loans	0.6	6.2
Total short-term borrowings	$0.6	$22.7

The following is a summary of the maximum commitments and net amounts available to the Company under revolving loans as of June 30, 2009 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
Credit Agreement	0.8%	$230.0	$22.3	$1.4	$206.3
Other revolving loans	4.9%	66.4	0.6	52.3	13.5
Total revolving loans	0.9%	$296.4	$22.9	$53.7	$219.8

Other revolving loans are with various financial institutions primarily in Germany, Japan and France. The Company’s other revolving lines of credit typically are due upon demand with interest payable monthly. Certain of these lines of credit are unsecured while others are secured by the accounts receivable and inventory of the related subsidiary.

10.       Derivative Instruments and Hedging Activities

The Company accounts for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS No. 133”) as amended. All derivatives, whether designated as hedging relations or not, are recorded on the unaudited condensed consolidated balance sheets at fair value. The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Company must designate the hedging instrument, based on the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

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

The Company’s exposure to interest rate risk relates primarily to outstanding variable-rate debt and adverse movements in the related short-term market rates. The most significant component of the Company’s interest rate risk relates to the amounts outstanding under the Credit Agreement. In April 2008, the Company entered into an interest rate swap arrangement to manage its exposure to interest rate movements and the related effect on its variable rate debt. Under this interest rate swap arrangement, the Company pays a fixed rate of approximately 3.8% and receives a variable rate based on three month LIBOR. The interest rate swap agreement utilized by the Company effectively modifies the Company’s exposure to interest rate risk by converting a portion of the Company’s variable rate debt to a fixed rate for the term of the Credit Agreement. The initial notional amount of this interest rate swap was $90.0 million and it amortizes in proportion to the term debt component of the Credit Agreement through December 2012. At June 30, 2009, the notional amount of this interest rate swap was $83.3 million. The Company concluded that this swap met the criteria to qualify as an effective hedge of the variability of cash flows of the interest payments and accounts for the hedge as a cash flow hedge under SFAS No. 133. Accordingly, the Company reflects changes in the fair value of this interest rate swap in accumulated other comprehensive income, a component of shareholders’ equity. The Company expects $2.4 million of the accumulated loss to be reclassified into earnings over the next twelve months.

The Company enters into contracts for the purchase of goods and the sale of the Company’s products that are denominated in currencies other than the functional currency of the parties to the transaction. In accordance with SFAS No. 133, the Company accounts for these transactions separately, valuing the “embedded derivative” component of these contracts. At June 30, 2009, contracts denominated in currencies other than the functional currency of the transacting parties amounted to $43.2 million for the delivery of products and $3.9 million for the purchase of products. At December 31, 2008, contracts denominated in currencies other than the functional currency of the transacting parties amounted to $44.2 million for the delivery of products and $5.4 million for the purchase of products.

The fair values of derivative instruments as of June 30, 2009 and December 31, 2008 are as follows (in millions):

	June 30, 2009	December 31, 2008
Derivative liabilities:
Derivative liabilities designated as hedging instruments under SFAS No. 133:
Interest rate swap contract	$3.7	$4.8

Derivative liabilities not designated as hedging instruments under SFAS No. 133:
Embedded derivatives	1.6	2.2
Total derivative liabilities	$5.3	$7.0

Derivative liabilities are recorded in other current liabilities in the unaudited condensed consolidated balance sheets.

The gain recognized in other comprehensive income related to the effective portion of derivative instruments designated as hedging instruments for the three and six months ended June 30, 2009 and 2008 are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest rate swap contract	$0.5	$0.1	$0.1	$0.1

The losses reclassified from accumulated other comprehensive income to net income related to derivative instruments designated as hedging instruments for the three and six months ended June 30, 2009 and 2008 are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest rate swap contract	$(0.6)	$(0.1)	$(1.1)	$(0.1)

The Company did not recognize any amounts related to ineffectiveness in the consolidated statements of operations during the three or six months ended June 30, 2009 and 2008.

The impact of changes in the fair value of derivative instruments not designated as hedging instruments on net income are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Foreign exchange contracts	$(0.3)	$(0.3)	$—	$(0.6)
Embedded derivatives	(1.0)	1.3	0.6	—
Income (expense), net	$(1.3)	$1.0	$0.6	$(0.6)

The amounts recorded in the unaudited condensed consolidated statements of operations related to derivative instruments not designated as hedging instruments are recorded in interest and other income (expense), net.

11.       Restructuring Activities

In the fourth quarter of 2008, the Company recorded restructuring charges of $2.3 million, which consisted primarily of severance costs associated with a restructuring of certain operations in the Netherlands (the “Netherlands Program”). The restructuring charges associated with the Netherlands Program were allocated to the Scientific Instruments segment. Approximately $2.2 million of the restructuring charges relate to an involuntary severance program under which approximately 30 employees are expected to leave the Company and the balance relates to exit costs associated with terminating certain leases. In the second quarter of 2009, the Company recorded an additional $0.3 million of restructuring charges related to the involuntary severance component of the Netherlands Program. The impact of the Netherlands Program reduced the number of employees in sales and marketing and research and development and consolidates the selling and developments efforts of the Company’s single crystal diffraction products. The Company does not expect to incur any additional costs related to the Netherlands Program and expects to have made all of the severance payments by the end of 2009. The liability for restructuring charges is recorded in other current liabilities in the unaudited condensed consolidated balance sheets. The reserves related to this program are as follows (in millions):

	Total	Severance	Exit Costs
Balance at December 31, 2008	$2.3	$2.2	$0.1
Restructuring charges	0.3	0.3	—
Cash payments	(1.9)	(1.8)	(0.1)
Balance at June 30, 2009	$0.7	$0.7	$—

12.       Impairment Charges

In the second quarter of 2009, the Company recorded an impairment charge of $0.7 million, which consisted of certain fixed assets used in the production of certain superconducting wire. The impairment loss was recorded because the Company determined that the carrying value of the assets exceeded their fair value based on the estimated undiscounted operating cash flows generated by those assets. The impairment charge was allocated to the Energy and Supercon Technologies segment and has been recorded as a component of acquisition-related charges in the unaudited condensed consolidated statements of operations.

13.       Employee Benefit Plans

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

The net periodic pension cost consists of the following components for the three and six months ended June 30, 2009 and 2008 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Components of net periodic pension costs:
Service cost	$1.1	$1.1	$2.0	$2.1
Interest cost	1.0	1.2	2.0	2.1
Expected return on plan assets	(1.0)	(1.0)	(1.9)	(2.0)
Net periodic benefit costs	$1.1	$1.3	$2.1	$2.2

The Company made contributions of $1.2 million to its defined benefit plans during the six months ended June 30, 2009 and estimates contributions of $1.2 million will be made during the remainder of 2009.

14.       Interest and Other Income (Expense), Net

The components of interest and other income (expense), net, were as follows for the three and six months ended June 30, 2009 and 2008 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest income	$0.4	$1.9	$0.8	$3.6
Interest expense	(2.1)	(3.8)	(4.4)	(5.7)
Exchange gains (losses) on foreign currency transactions	(0.7)	3.3	0.6	(9.0)
Other	(0.5)	2.2	0.2	2.5
Interest and other income (expense), net	$(2.9)	$3.6	$(2.8)	$(8.6)

15.       Provision for Income Taxes

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

The income tax provision for the three months ended June 30, 2009 was $4.6 million compared to an income tax provision of $10.3 million for the three months ended June 30, 2008, representing effective tax rates of 26.6% and 32.2%, respectively. The income tax provision for the six months ended June 30, 2009 was $10.4 million compared to an income tax provision of $14.5 million for the six months ended June 30, 2008, representing effective tax rates of 32.8% and 40.7%, respectively.

The Company’s effective tax rate generally reflects the tax provision (benefit) for non-U.S. entities only, since no benefit was recognized for cumulative losses incurred in the U.S. A full valuation allowance will be maintained for U.S. net operating losses and tax credits until evidence exists that it is more likely than not that the loss carryforward and credit amounts will be utilized to offset U.S. taxable income. The Company’s tax rate may change over time as the amount or mix of income and taxes outside the U.S. changes. The effective tax rate is calculated using projected annual pre-tax income or loss and is affected by research and development tax credits, the expected level of other tax benefits, the impact of changes to the valuation allowance, and changes in the mix of the Company’s pre-tax income and losses among jurisdictions with varying statutory tax rates and credits.

The Company has unrecognized tax benefits of approximately $21.8 million as of June 30, 2009, of which $12.1 million, if recognized, would result in a reduction of the Company’s effective tax rate. The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes. As of June 30, 2009 and December 31, 2008, approximately $3.4 million and $3.0 million, respectively, of accrued interest and penalties related to uncertain tax positions was included in other current liabilities on the unaudited condensed consolidated balance sheets. Penalties and interest related to unrecognized tax benefits in the provision for income taxes of $0.2 million and $0.2 million were recorded during the three months ended June 30, 2009 and 2008, respectively, and $0.4 million and $0.6 million was recorded during the six months ended June 30, 2009 and 2008, respectively.

The Company files returns in many foreign and state jurisdictions with varying statutes of limitations, but considers its significant tax jurisdictions to include the United States, Germany and Switzerland. The tax years 2003 to 2008 are open tax years in these major taxing jurisdictions. One of the Company’s Swiss entities is currently being audited for the tax years 2003 through 2006 and the audit is expected to be completed during 2009. In addition, all of the Company’s German subsidiaries are under tax audit for the years 2003 through 2008. The Company cannot reasonably predict the timing or outcome of these audits.

16.       Comprehensive Income (Loss)

Comprehensive income refers to revenues, expenses, gains and losses that under GAAP are included in other comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to shareholders’ equity, net of tax. The following is a summary of comprehensive income (loss) for the three and six months ended June 30, 2009 and 2008 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Consolidated net income	$12.7	$21.7	$21.3	$21.1
Foreign currency translation adjustments	22.7	(3.9)	(3.7)	35.2
Unrealized gains on interest rate swap:
Unrealized holding gains arising during the period	0.5	0.1	0.1	0.1
Reclassification adjustments for settlements included in the determination of net income	0.6	0.1	1.1	0.1
Unrealized losses on available for sale securities
Unrealized holding losses arising during the period	—	(0.1)	—	(0.1)
Reclassification adjustments for settlements included in the determination of net income	—	(1.3)	—	(1.3)
Pension liability adjustments	—	0.1	1.0	(0.3)
Total comprehensive income	36.5	16.7	19.8	54.8
Less: Comprehensive income (loss) attributable to noncontrolling interests	(0.2)	—	—	0.2
Comprehensive income attributable to Bruker Corporation	$36.7	$16.7	$19.8	$54.6

17. Noncontrolling Interests

Noncontrolling interests represents the minority shareholders’ proportionate share of the net income recorded by the Company’s four majority-owned indirect subsidiaries, Bruker Baltic Ltd., InCoaTec GmbH and Perch Solutions OY, which are included in the Scientific Instruments segment, and RI Research Instruments GmbH which is included in the Energy and Supercon Technologies segment. Net income (loss) attributable to noncontrolling interests for the three months ended June 30, 2009 and June 30, 2008 was $(0.2) million and $0.0 million, respectively. Net income attributable to noncontrolling interests for the six months ended June 30, 2009 and June 30,

2008 was $0.0 million and $0.2 million, respectively. There were no transfers to or from the noncontrolling interests during the six months ended June 30, 2009 or June 30, 2008.

18.       Commitments and Contingencies

Legal

Lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. The Company believes the outcome of these proceedings, if any, will not have a material impact on the Company’s financial position or results of operations. As of June 30, 2009 and December 31, 2008, no accruals have been recorded for such potential contingencies.

Letters of Credit and Guarantees

At June 30, 2009 and December 31, 2008, the Company had bank guarantees of $53.7 million and $62.1 million, respectively, for its customer advances. These arrangements guarantee the refund of advance payments received from customers in the event that the merchandise is not delivered in compliance with the terms of the contract. Certain of these guarantees affect the availability of the Company’s lines of credit.

19.       Business Segment Information

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

The Company has determined that it has five operating segments, representing each of its five divisions: Bruker AXS, Bruker BioSpin, Bruker Daltonics, Bruker Optics and Bruker Energy and Supercon Technologies. Bruker AXS is in the business of manufacturing and distributing advanced X-ray and spark-OES instrumentation used in non-destructive molecular and elemental analysis. Bruker BioSpin is in the business of manufacturing and distributing enabling life science tools based on magnetic resonance technology. Bruker Daltonics is in the business of manufacturing and distributing mass spectrometry instruments that can be integrated and used along with other analytical instruments and our CBRN detection products. Bruker Optics is in the business of manufacturing and distributing research, analytical and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy technologies. Bruker Energy and Supercon Technologies is in the business of developing and producing low temperature superconductor and high temperature superconductor wires for use in advanced magnet technology and energy applications as well as linear accelerators, accelerator cavities, insertion devices, superconducting fault current limiters, other accelerator components and specialty superconducting magnets for physics and energy research and a variety of other scientific applications.

The Company has combined the Bruker AXS, Bruker BioSpin, Bruker Daltonics and Bruker Optics operating segments into the Scientific Instruments reporting segment because each has similar economic characteristics, product processes and services, types and classes of customers, methods of distribution and regulatory environments.

Selected business segment information for the three and six months ended June 30, 2009 and 2008 is presented below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue:
Scientific Instruments	$241.3	$303.0	$464.9	$533.5
Energy and Superconducting Technologies	13.7	12.5	21.8	22.4
Eliminations (a)	(2.5)	(4.0)	(3.7)	(6.1)
Total revenue	$252.5	$311.5	$483.0	$549.8

Operating Income:
Scientific Instruments	$20.4	$29.5	$36.5	$47.7
Energy and Superconducting Technologies	(0.7)	(1.3)	(3.1)	(3.7)
Corporate, eliminations and other (b)	0.5	0.2	1.1	0.2
Total operating income	$20.2	$28.4	$34.5	$44.2

(a) Represents product and service revenue between reportable segments.

(b) Represents corporate costs and eliminations not allocated to the reportable segments.

Total assets by segment as of June 30, 2009 and December 31, 2008 are as follows (in millions):

	June 30, 2009	December 31, 2008
Scientific Instruments	$1,041.0	$1,081.5
Energy and Superconducting Technologies	56.3	39.4
Corporate, eliminations and other (a)	(9.8)	(4.6)
Total	$1,087.5	$1,116.3

(a) Represents corporate assets not allocated to the reportable segments and eliminations of intercompany transactions.

20.       Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement 162 (“SFAS No. 168”). SFAS No. 168 is effective for fiscal years and interim periods, ending after September 15, 2009. SFAS No. 168 is intended to improve financial reporting by identifying the FASB Accounting Standards Codification and rules and interpretive releases of the SEC under authority of federal securities laws as the sole sources of authoritative accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for SEC registrants. The adoption of SFAS No. 168 is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

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

•                  Critical accounting policies. This section discusses the accounting estimates that are considered important to our financial position and results of operations and that require us to exercise subjective or complex judgments in their application.

•                  Results of operations. This section provides our analysis of the significant line items on our consolidated statement of operations for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008.

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

On February 26, 2008, we completed our acquisition of Bruker BioSpin. Both the Company and Bruker BioSpin were majority owned by six affiliated shareholders prior to the acquisition. As a result, the acquisition of Bruker BioSpin is considered a combination of companies under common control, and has been accounted for at historical carrying values. Historical unaudited condensed consolidated balance sheets, statements of operations, statements of cash flows and notes to the consolidated financial statements have been restated by combining the historical consolidated financial statements of Bruker Corporation with those of Bruker BioSpin. Because the transaction was accounted for as an acquisition of businesses under common control, all one-time transaction costs were expensed as incurred.

With the addition of Bruker BioSpin, we enhanced our scientific instruments business and thus furthered our position as a leading supplier of life science and materials research systems. The technologies of Bruker BioSpin are particularly complementary to our accurate-mass electrospray time-of-flight mass spectrometers and our single-crystal diffraction X-ray spectrometers and have created revenue synergies and provided opportunities to supply customers with equipment packages that have a broader range of applications and value. The addition of Bruker BioSpin has also enhanced our distribution of scientific instruments in the Americas, Europe and Asia and our sales and service infrastructure.

We are organized into five operating segments, representing each of our five divisions: Bruker AXS, Bruker BioSpin, Bruker Daltonics, Bruker Optics and Bruker Energy and Supercon Technologies. Bruker AXS is in the business of manufacturing and distributing advanced X-ray and spark-OES instrumentation used in non-destructive molecular and elemental analysis. Bruker BioSpin is in the business of manufacturing and distributing enabling life science tools based on magnetic resonance technology. Bruker Daltonics is in the business of manufacturing and distributing mass spectrometry instruments that can be integrated and used along with other analytical instruments and our CBRN detection products. Bruker Optics is in the business of manufacturing and distributing research, analytical and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy technologies. Bruker Energy and Supercon Technologies is in the business of developing and producing low temperature superconductor and high temperature superconductor wires for use in advanced magnet technology and energy applications as well as linear accelerators, accelerator cavities, insertion devices, superconducting fault current limiters, other accelerator components and specialty superconducting magnets for physics and energy research and a variety of other scientific applications.

We have combined the Bruker AXS, Bruker BioSpin, Bruker Daltonics and Bruker Optics operating segments into the Scientific Instruments reporting segment because each has similar economic characteristics, product processes and services, types and classes of customers, methods of distribution and regulatory environments. As such, management reports its results based on the following segments:

•                  Scientific Instruments. The operations of this segment include the design, manufacture and distribution of advanced instrumentation and automated solutions based on X-ray technology, spark-OES technology, magnetic resonance technology, mass spectrometry technology and infrared and Raman molecular spectroscopy technology. Typical customers of the Scientific Instruments segment include pharmaceutical, biotechnology, proteomics and molecular diagnostic companies, academic institutions, government agencies, semiconductor companies, chemical, cement, metals and petroleum companies, raw material manufacturers and food, beverage and agricultural companies.

•                  Energy and Supercon Technologies. The operations of this segment include development and production of low temperature superconductor and high temperature superconductor wires for use in advanced magnet technology and energy applications as well as electron and ion linear accelerators, superconducting and normal conducting accelerator cavities, insertion devices, superconducting fault current limiters, crystal growth magnets and other accelerator components for physics and energy research and a variety of other scientific applications.

Financial Overview

For the three months ended June 30, 2009, our revenue decreased by $59.0 million, or 18.9%, to $252.5 million, compared to $311.5 million for the comparable period in 2008. Included in this change in revenue is a reduction of approximately $24.4 million from the impact of foreign exchange due to the strengthening of the U.S. Dollar versus the Euro and other foreign currencies. Excluding the effect of foreign exchange, revenue decreased by $34.6 million, or 11.1%. The decrease in revenue, excluding the effect of foreign exchange, is attributable to the Scientific Instruments segment and is related primarily to decreased sales volume of magnetic resonance systems and X-ray and spark-OES products. The decrease in revenue was offset, in part, by higher volumes of mass spectrometry systems. The mix of products sold in the Scientific Instruments segment as described above is consistent with the trend in revenue over the previous four quarters and continues to reflect lower demand from industrial customers partially offset by increased demand from academic and government customers. The Company attributes this trend in reduced sales to industrial customers as a function of the worldwide recession, while spending from academic and government customers has increased as a result of stimulus packages implemented by governments in various countries, including the United States, Germany and Japan.

For the six months ended June 30, 2009, our revenue decreased by $66.8 million, or 12.2%, to $483.0 million, compared to $549.8 million for the comparable period in 2008. Included in this change in revenue is a reduction of approximately $43.0 million from the impact of foreign exchange due to the strengthening of the U.S. Dollar versus the Euro and other foreign currencies. Excluding the effect of foreign exchange, revenue decreased by $23.8 million, or 4.4%. The decrease in revenue, excluding the effect of foreign exchange, is attributable to the Scientific Instruments segment and is related primarily to decreased sales volume of magnetic resonance systems and X-ray and spark-OES products. The decrease in revenue was offset, in part, by higher volumes of mass spectrometry systems.

Income from operations for the three months ended June 30, 2009 was $20.2 million, resulting in an operating margin of 8.0%, compared to income from operations of $28.4 million, resulting in an operating margin of 9.1%, for the comparable period in 2008. Income from operations for the three months ended June 30, 2009 decreased by $8.2 million as a result of lower gross profits partially offset by a decrease in operating expenses. Our gross profit margin as a percentage of revenue for the second quarter of 2009 was 44.0%, compared to 41.6% for the comparable period in 2008. Lower gross profits were driven by lower revenues, while the improvement in gross profit margins as a percentage of revenue is a function of product mix and reflects higher margins on newly introduced mass spectrometry products. Productivity improvements, the benefits of cost cutting initiatives and changes in foreign currency exchange rates also contributed to the improvement in gross profit margins as a percentage of revenue. The decrease in operating expenses is attributable to changes in foreign currency exchange rates and cost savings programs implemented in the second half of 2008.

Income from operations for the six months ended June 30, 2009 was $34.5 million, resulting in an operating margin of 7.1%, compared to income from operations of $44.2 million, resulting in an operating margin of 8.0%, for the comparable period in 2008. Operating margins in the first half of 2008 included $6.2 million of acquisition-related charges incurred in connection with the acquisition of Bruker BioSpin. Excluding the effect of these acquisition-related charges, income from operations decreased by $15.9 million as a result of lower gross profits partially offset by a decrease in operating expenses. Our gross profit margin as a percentage of revenue was 44.3% for the first half of 2009 and the comparable period in 2008. Lower gross profits were driven by lower revenues. The decrease in operating expenses is attributable to changes in foreign currency exchange rates and cost savings programs implemented in the second half of 2008.

During the six months ended June 30, 2009, we recorded net gains on foreign currency transactions of $0.6 million compared to net losses of $9.0 million for the comparable period in 2008. We incurred $12.2 million of foreign exchange losses in the first three months of 2008 that were driven by the re-measurement of certain foreign currency denominated assets, principally cash, inter-company receivables and a short-term inter-company loan into the functional currency of the affected entities. In the last twelve months, we have implemented programs designed to reduce our exposure to changes in foreign currency exchange rates and are considering additional actions, including a transactional hedging program.

We incurred approximately $4.4 million of interest expense during the six months ended June 30, 2009 compared to $5.7 million for the comparable period in 2008. Of the total interest expense incurred during the six months ended June 30, 2009, approximately $3.5 million related to a credit facility that we entered into during the first quarter of 2008. We initially borrowed $351.0 million under this credit facility in order to finance the acquisition of Bruker BioSpin. In the first half of 2009, we repaid approximately $34.6 million of the amounts outstanding under this credit agreement and from the inception of this credit agreement, we have reduced the net amount outstanding by approximately $190.0 million.

Our effective tax rate for the three months ended June 30, 2009 was 26.6%, compared to 32.2% for the comparable period in 2008. Our effective tax rate for the six months ended June 30, 2009 was 32.8%, compared to 40.7% for the comparable period in 2008. The change in our effective tax rate relates primarily to the amount and mix of income and taxes outside the U.S because we are not able to record a tax benefit on losses incurred in the U.S. However, in addition to the amount and mix of income and taxes outside the U.S., our income tax provision in the first quarter of 2008 was negatively impacted by acquisition-related charges and foreign exchange losses that did not result in significant tax benefits because they were incurred primarily either in the U.S. or in foreign locations with relatively low tax rates.

Our net income attributable to the shareholders of Bruker Corporation for the three months ended June 30, 2009 was $12.9 million, or $0.08 per diluted share, compared to $21.7 million, or $0.13 per diluted share, for the comparable period in 2008. Our net income attributable to the shareholders of Bruker Corporation for the six months ended June 30, 2009 was $21.3 million, or $0.13 per diluted share, compared to $20.9 million, or $0.13 per diluted share, for the comparable period in 2008.

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

Revenue recognition. We recognize revenue from system sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, title and risk of loss has been transferred to the customer and collectibility of the resulting receivable is reasonably assured. Title and risk of loss generally are transferred to the customer upon receipt of a signed customer acceptance form for a system that has been shipped, installed, and for which the customer has been trained. As a result, the timing of customer acceptance or readiness could cause our reported revenues to differ materially from expectations. When products are sold through an independent distributor or a strategic distribution partner, who assumes responsibility for installation, we recognize the system sale when the product has been shipped and title and risk of loss have been transferred to the distributor. Our distributors do not have price protection rights or rights of return; however, our products are typically warranted to be free from defect for a period of one year. Revenue is deferred until cash is received when a significant portion of the fee is due over one year after delivery, installation and acceptance of a system. For arrangements with multiple elements, we recognize revenue for each element based on the fair value of the element, provided all other criteria for revenue recognition have been met. The fair value for each element provided in multiple element arrangements is typically determined by referencing historical sales prices when the element is sold separately. Changes in our ability to establish the fair value for each element in multiple element arrangements could affect the timing of revenue recognition. Revenue from accessories and parts is recognized upon shipment and service revenue is recognized as the services are performed. We also have contracts for which we apply the percentage-of-completion method for revenue recognition. Application of the percentage-of-completion method requires us to make reasonable estimates of the extent of progress toward completion of the contract and the total costs we will incur under the contract. Changes in our estimates could affect the timing of revenue recognition. Grant revenue is recognized when we complete the services required under the grant.

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

Derivative financial instruments. All derivative instruments are recorded as other assets or other liabilities at fair value, which is calculated as an estimate of the future cash flows, and subsequent changes in a derivative’s fair value are recognized in income, unless specific hedge accounting criteria are met. Changes in the fair value of a derivative that is highly effective and designated as a cash flow hedge are recognized in accumulated other comprehensive income until the forecasted transaction occurs or it becomes probable that the forecasted transaction will not occur. We perform an assessment at the inception of the hedge and on a quarterly basis thereafter, to determine whether our derivatives are highly effective in offsetting changes in the value of the hedged items. Any changes in the fair value resulting from hedge ineffectiveness are immediately recognized as income or expense.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Consolidated Results

The following table presents our results for the three months ended June 30, 2009 and 2008 (dollars in millions):

	Three Months Ended June 30,
	2009	2008
Product revenue	$222.9	$280.3
Service revenue	28.3	30.2
Other revenue	1.3	1.0
Total revenue	252.5	311.5

Cost of product revenue	125.2	162.5
Cost of service revenue	16.1	19.4
Total cost of revenue	141.3	181.9
Gross profit	111.2	129.6

Operating expenses:
Sales and marketing	43.9	47.1
General and administrative	17.0	17.2
Research and development	31.1	36.5
Acquisition-related charges (credits), net	(1.0)	0.4
Total operating expenses	91.0	101.2
Operating income	20.2	28.4

Interest and other income (expense), net	(2.9)	3.6
Income before income tax provision and noncontrolling interest in consolidated subsidiaries	17.3	32.0
Income tax provision	4.6	10.3
Consolidated net income	12.7	21.7
Less: net income (loss) attributable to noncontrolling interests	(0.2)	—
Net income attributable to Bruker Corporation	$12.9	$21.7

Net income per common share attributable to Bruker Corporation shareholders - basic and diluted	$0.08	$0.13

Weighted average common shares outstanding:
Basic	163.3	162.4
Diluted	164.7	165.5

Revenue

Our revenue decreased by $59.0 million, or 18.9%, to $252.5 million for the three months ended June 30, 2009, compared to $311.5 million for the comparable period in 2008. Included in this change in revenue is approximately $24.4 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue decreased by 11.1%. The decrease in revenue, excluding the effect of foreign exchange, is attributable to the Scientific Instruments segment and is related primarily to decreased sales volume of magnetic resonance systems and X-ray and spark-OES products. The decrease in revenue was offset, in part, by higher volumes of mass spectrometry systems. The mix of products sold in the Scientific Instruments segment is consistent with the trend in revenue over the previous four quarters and continues to reflect lower demand from industrial customers offset by increased demand from academic and government customers.

Cost of Revenue

Our cost of product and service revenue for the three months ended June 30, 2009, was $141.3 million, resulting in a gross profit margin of 44.0%, compared to cost of product and service revenue of $181.9 million, resulting in a gross profit margin of 41.6%, for the comparable period in 2008. Lower gross profits were driven by lower revenues, while the improvement in gross profit margins as a percentage of revenue is a function of product mix and reflects higher margins on newly introduced mass spectrometry products. Productivity improvements, the benefits of cost cutting initiatives and changes in foreign currency exchange rates also contributed to the improvement in gross profit margins as a percentage of revenue.

Sales and Marketing

Our sales and marketing expense for the three months ended June 30, 2009 decreased to $43.9 million, or 17.5% of product and service revenue, from $47.1 million, or 15.2% of product and service revenue, for the comparable period in 2008. The decrease in sales and marketing expense is attributable mainly to changes in foreign currency exchange rates, primarily the Euro. Additionally, we have started to realize the benefits from certain cost cutting initiatives, but the savings were partially offset by selling and marketing efforts associated with a number of recently introduced products.

General and Administrative

Our general and administrative expense for the three months ended June 30, 2009 was $17.0 million, or 6.8% of product and service revenue, and was essentially flat compared with general and administrative expense of $17.2 million, or 5.5% of product and service revenue, for the comparable period in 2008.

Research and Development

Our research and development expense for the three months ended June 30, 2009 decreased to $31.1 million, or 12.4% of product and service revenue, from $36.5 million, or 11.8% of product and service revenue, for the comparable period in 2008. The decrease in research and development expense is attributable mainly to changes in foreign currency exchange rates, primarily the Euro, as a majority of our research and development is performed in Europe. Additionally, we have started to realize the benefits from certain cost cutting initiatives, but the savings were partially offset by investments in a number of new products and applications scheduled to be released in the next six to twelve months.

Acquisition-Related Charges (Credits), Net

Acquisition-related credits of $(1.0) million in the second quarter of 2009 relate entirely to the Energy and Supercon Technologies segment and include a bargain purchase gain of $2.1 million recorded in connection with the acquisition of the RI business from Varian Medical Systems, Inc. offset, in part, by $0.4 million of transaction costs incurred in connection with the acquisition of the RI business and $0.7 million of impairment charges associated with certain fixed assets used in the production of certain superconducting wire.

Acquisition-related charges in the second quarter of 2008 relate entirely to the Scientific Instruments segment and consist of $0.4 million of transaction costs incurred in connection with the acquisition of Bruker BioSpin. The acquisition of Bruker BioSpin represented a combination of companies under common control due to a majority of ownership of both Bruker Corporation and Bruker BioSpin by the same individuals and, as a result, transaction costs were expensed as incurred.

Interest and Other Income (Expense), Net

Interest and other income (expense), net during the three months ended June 30, 2009 was $(2.9) million, compared to $3.6 million for the comparable period of 2008.

During the three months ended June 30, 2009, the major components within interest and other income (expense), net were net interest expense of $1.7 million and realized and unrealized losses on foreign currency transactions of $0.7 million. During the three months ended June 30, 2008, the major component within interest and other income (expense), net, was realized and unrealized losses on foreign currency transactions of $3.3 million.

Income Tax Provision

Our effective tax rate generally reflects our tax provision for non-U.S. entities only since no benefit was recognized for losses incurred in the U.S. We will maintain a full valuation allowance for our U.S. net operating losses and tax credits until evidence exists that it is more likely than not that the loss carryforward and credit amounts will be utilized to offset U.S. taxable income. Our tax rate may change over time as the amount and mix of income and taxes outside the U.S. changes. The effective tax rate is calculated using our projected annual pre-tax income or loss and is affected by tax credits, the expected level of other tax benefits, and the impact of changes to the valuation allowance, as well as changes in the mix of our pre-tax income and losses among jurisdictions with varying statutory tax rates and credits.

The income tax provision for the three months ended June 30, 2009, was $4.6 million compared to an income tax provision of $10.3 million for the three months ended June 30, 2008, representing effective tax rates of 26.6% and 32.2%, respectively. The change in our effective tax rate relates primarily to the amount and mix of income and taxes outside the U.S.

Net Income Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests for the three months ended June 30, 2009 was $(0.2) million compared to $0.0 million for the comparable period of 2008. Net income attributable to noncontrolling interests represents the minority shareholders’ proportionate share of the net income recorded by four majority-owned indirect subsidiaries, Bruker Baltic Ltd., InCoaTec GmbH and Perch Solutions OY which are included in the Scientific Instruments segment, and RI Research Instruments GmbH which is included in the Energy and Supercon Technologies segment.

Net Income Attributable to Bruker Corporation

Our net income for the three months ended June 30, 2009, was $12.9 million, or $0.08 per diluted share, compared to $21.7 million, or $0.13 per diluted share for the comparable period in 2008.

Segment Results

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment for the three months ended June 30, 2009 and 2008 (dollars in millions):

	2009	2008	Dollar Change	Percentage Change
Scientific Instruments	$241.3	$303.0	$(61.7)	(20.4)%
Energy and Superconducting Technologies	13.7	12.5	1.2	9.6%
Eliminations (a)	(2.5)	(4.0)	1.5
	$252.5	$311.5	$(59.0)	(18.9)%

(a) Represents product and service revenue between reportable segments.

Scientific Instruments Segment Revenues

Scientific Instruments segment revenue decreased by $61.7 million, or 20.4%, to $241.3 million for the three months ended June 30, 2009, compared to $303.0 million for the comparable period in 2008. Included in this change in revenue is approximately $22.4 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue decreased by 13.0%. The decrease in revenue, excluding the effect of foreign exchange, is related primarily to decreased sales volume of magnetic resonance systems and X-ray and spark-OES products. The decrease in revenue was offset, in part, by higher volumes of mass spectrometry systems. The mix of products sold in the Scientific Instruments segment is consistent with the trend in revenue over the previous four quarters and continues to reflect lower demand from industrial customers offset by increased demand from academic and government customers.

System revenue and aftermarket revenue as a percentage of total Scientific Instruments segment revenue were as follows during the three months ended June 30, 2009 and 2008 (dollars in millions):

	2009		2008
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System revenue	$191.3	79.3%	$249.6	82.4%
Aftermarket revenue	50.0	20.7%	53.4	17.6%
Total revenue	$241.3	100.0%	$303.0	100.0%

System revenues in the Scientific Instruments segment include X-ray systems, nuclear magnetic resonance systems, magnetic resonance imaging systems, electron paramagnetic resonance systems, mass spectrometry systems, CBRN detection systems and molecular spectroscopy systems. Aftermarket revenues in the Scientific Instruments segment include accessory sales, consumables, training and services.

Energy and Supercon Technologies Segment Revenues

Energy and Supercon Technologies segment revenue increased by $1.2 million, or 9.6%, to $13.7 million for the three months ended June 30, 2009, compared to $12.5 million for the comparable period in 2008. Included in this change in revenue is a reduction of approximately $2.0 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue increased by 25.6%. The increase in revenue, excluding the effect of foreign exchange, is attributable to the acquisition of the research instruments business of ACCEL Instruments GmbH from Varian Medical Systems, Inc., which contributed approximately $5.0 million of revenue in the second quarter of 2009.

System and wire revenue and aftermarket revenue as a percentage of total Energy and Supercon Technologies segment revenue were as follows during the three months ended June 30, 2009 and 2008 (dollars in millions):

	2009		2008
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System and wire revenue	$13.3	97.1%	$11.5	92.0%
Aftermarket revenue	0.4	2.9%	1.0	8.0%
Total revenue	$13.7	100.0%	$12.5	100.0%

System and wire revenues in the Energy and Supercon Technologies segment include low and high temperature superconducting wire and electron and ion linear accelerators, superconducting and normal conducting accelerator cavities, insertion devices, superconducting fault current limiters, other accelerator components and specialty superconducting magnets for physics and energy research and a variety of other scientific applications. Aftermarket revenues in the Energy and Supercon Technologies segment include services and accessory sales.

Income (Loss) from Operations

The following table presents income (loss) from operations and operating margins on revenue by reportable segment for the three months ended June 30, 2009 and 2008 (dollars in millions):

	2009		2008
	Operating Income	Percentage of Segment Revenue	Operating Income	Percentage of Segment Revenue
Scientific Instruments	$20.4	8.5%	$29.5	9.7%
Energy and Superconducting Technologies	(0.7)	(5.1)%	(1.3)	(10.4)%
Corporate, eliminations and other (a)	0.5		0.2
Total operating income	$20.2	8.0%	$28.4	9.1%

(a) Represents corporate costs and eliminations not allocated to the reportable segments

Scientific Instruments segment income from operations for the three months ended June 30, 2009 was $20.4 million, resulting in an operating margin of 8.5%, compared to income from operations of $29.5 million, resulting in an operating margin of 9.7%, for the comparable period in 2008.

Income from operations in the Scientific Instruments segment decreased as a result of the lower revenues described above. The decrease in gross profit was offset, in part, by lower operating expenses. In the second quarter of 2009 our gross profit margin as a percentage of revenue increased to 45.4% compared to 42.1% for the comparable period in 2008. The improvement in gross profit margins as a percentage of revenue is a function of product mix and reflects higher margins on newly introduced mass spectrometry products. In addition, productivity improvements, the benefits of cost cutting initiatives and changes in foreign currency exchange rates also contributed to the improvement in gross profit margins as a percentage of revenue. The decrease in operating expenses is attributable to changes in foreign currency exchange rates and cost savings programs implemented in the second half of 2008.

Energy and Supercon Technologies segment loss from operations for the three months ended June 30, 2009 was $0.7 million, resulting in an operating margin of (5.1)%, compared to a loss from operations of $1.3 million, resulting in an operating margin of (10.4)%, for the comparable period in 2008.

Loss from operations in the Energy and Supercon Technologies segment in the second quarter of 2009 included a bargain purchase gain of $2.1 million recorded in connection with the acquisition of the RI business offset, in part, by $0.4 million of transaction costs incurred in connection with the acquisition of the RI business and $0.7 million of impairment charges associated with certain fixed assets used in the production of certain superconducting wire. Excluding the effect of these acquisition-related charges, loss from operations increased by $0.4 million for the three months ended June 30, 2009 compared to the comparable period in 2008. The increase in the loss from operations resulted from higher research and development costs.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Consolidated Results

The following table presents our results for the six months ended June 30, 2009 and 2008 (dollars in millions):

	Six Months Ended June 30,
	2009	2008
Product revenue	$425.1	$488.6
Service revenue	55.2	58.9
Other revenue	2.7	2.3
Total revenue	483.0	549.8

Cost of product revenue	236.9	267.7
Cost of service revenue	32.2	38.5
Total cost of revenue	269.1	306.2
Gross profit	213.9	243.6

Operating expenses:
Sales and marketing	86.5	91.5
General and administrative	33.3	34.0
Research and development	60.2	67.7
Acquisition-related charges (credits), net	(0.6)	6.2
Total operating expenses	179.4	199.4
Operating income	34.5	44.2

Interest and other income (expense), net	(2.8)	(8.6)
Income before income tax provision and noncontrolling interest in consolidated subsidiaries	31.7	35.6
Income tax provision	10.4	14.5
Consolidated net income	21.3	21.1
Less: net income attributable to noncontrolling interests	—	0.2
Net income attributable to Bruker Corporation	$21.3	$20.9

Net income per common share attributable to Bruker Corporation shareholders - basic and diluted	$0.13	$0.13

Weighted average common shares outstanding:
Basic	163.3	162.4
Diluted	164.5	165.3

Revenue

Our revenue decreased by $66.8 million, or 12.2%, to $483.0 million for the six months ended June 30, 2009, compared to $549.8 million for the comparable period in 2008. Included in this change in revenue is approximately $43.0 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue decreased by 4.4%. The decrease in revenue, excluding the effect of foreign exchange, is attributable to the Scientific Instruments segment and is related primarily to decreased sales volume of magnetic resonance systems and X-ray and spark-OES products. The decrease in revenue was offset, in part, by higher volumes of mass spectrometry systems. The mix of products sold in the Scientific Instruments segment is consistent with the trend in revenue over the previous four quarters and continues to reflect lower demand from industrial customers partially offset by increased demand from academic and government customers.

Cost of Revenue

Our cost of product and service revenue for the six months ended June 30, 2009, was $269.1 million, resulting in a gross profit margin of 44.3%, compared to cost of product and service revenue of $306.2 million, resulting in a gross profit margin of 44.3%, for the comparable period in 2008. Lower gross profits were driven by lower revenues. Gross profit margin as a percentage of revenue is a function of product mix and reflects higher margins on newly introduced mass spectrometry products offset by pricing pressure that continues to be a factor with certain product lines. Productivity improvements, the benefits of cost cutting initiatives and changes in foreign currency exchange rates also contributed to maintaining the gross profit margins despite a decrease in revenue.

Sales and Marketing

Our sales and marketing expense for the six months ended June 30, 2009 decreased to $86.5 million, or 18.0% of product and service revenue, from $91.5 million, or 16.7% of product and service revenue, for the comparable period in 2008. The decrease in sales and marketing expense is attributable mainly to changes in foreign currency exchange rates, primarily the Euro. Additionally, we have started to realize the benefits from certain cost cutting initiatives, but the savings were partially offset by selling and marketing efforts associated with a number of recently introduced products.

General and Administrative

Our general and administrative expense for the six months ended June 30, 2009 was $33.3 million, or 6.9% of product and service revenue, and was essentially flat compared with general and administrative expense of $34.0 million, or 6.2% of product and service revenue, for the comparable period in 2008.

Research and Development

Our research and development expense for the six months ended June 30, 2009 decreased to $60.2 million, or 12.5% of product and service revenue, from $67.7 million, or 12.4% of product and service revenue, for the comparable period in 2008. The decrease in research and development expense is attributable mainly to changes in foreign currency exchange rates, primarily the Euro, as a majority of our research and development is performed in Europe. Additionally, we have started to realize the benefits from certain cost cutting initiatives, but the savings were partially offset by investments in a number of new products and applications scheduled to be released in the next six to twelve months.

Acquisition-Related Charges (Credits), Net

Acquisition-related credits of $(0.6) million in the first half of 2009 relate entirely to the Energy and Supercon Technologies segment and include a bargain purchase gain of $2.1 million recorded in connection with the acquisition of the RI business from Varian Medical Systems, Inc. offset, in part, by $0.8 million of transaction costs incurred in connection with the acquisition of the RI business and $0.7 million of impairment charges associated with certain fixed assets used in the production of certain superconducting wire.

Acquisition-related charges in the first half of 2008 relate entirely to the Scientific Instruments segment and consist of $6.2 million of transaction costs incurred in connection with the acquisition of Bruker BioSpin. The acquisition of Bruker BioSpin represented a combination of companies under common control due to a majority of ownership of both Bruker Corporation and Bruker BioSpin by the same individuals and, as a result, transaction costs were expensed as incurred.

Interest and Other Income (Expense), Net

Interest and other income (expense), net during the six months ended June 30, 2009 was $(2.8) million, compared to $(8.6) million for the comparable period of 2008.

During the six months ended June 30, 2009, the major components within interest and other income (expense), net were net interest expense of $3.6 million offset, in part, by realized and unrealized gains on foreign currency transactions of $0.6 million. During the six months ended June 30, 2008, the major component within interest and other income (expense), net, was realized and unrealized losses on foreign currency transactions of $9.0 million and net interest expense of $2.1 million offset, in part, by other income of $2.5 million. Losses on foreign currency transactions in the first half of 2008 resulted from the re-measurement of certain foreign currency denominated assets, principally cash, inter-company receivables and a short-term inter-company loan into the functional currency of the affected entities.

Income Tax Provision

Our effective tax rate generally reflects our tax provision for non-U.S. entities only since no benefit was recognized for losses incurred in the U.S. We will maintain a full valuation allowance for our U.S. net operating losses and tax credits until evidence exists that it is more likely than not that the loss carryforward and credit amounts will be utilized to offset U.S. taxable income. Our tax rate may change over time as the amount and mix of income and taxes outside the U.S. changes. The effective tax rate is calculated using our projected annual pre-tax income or loss and is affected by tax credits, the expected level of other tax benefits, and the impact of changes to the valuation allowance, as well as changes in the mix of our pre-tax income and losses among jurisdictions with varying statutory tax rates and credits.

The income tax provision for the six months ended June 30, 2009, was $10.4 million compared to an income tax provision of $14.5 million for the six months ended June 30, 2008, representing effective tax rates of 32.8% and 40.7%, respectively. The change in our effective tax rate relates primarily to the amount and mix of income and taxes outside the U.S. However, in addition to the amount and mix of income and taxes outside the U.S., our income tax provision in the first quarter of 2008 was negatively impacted by acquisition-related charges and foreign exchange losses that did not result in significant tax benefits because they were incurred primarily either in the U.S. or in foreign locations with relatively low tax rates.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the six months ended June 30, 2009 was $0.0 million compared to $0.2 million for the comparable period of 2008. Net income attributable to noncontrolling interests represents the minority shareholders’ proportionate share of the net income recorded by four majority-owned indirect subsidiaries, Bruker Baltic Ltd., InCoaTec GmbH and Perch Solutions OY which are included in the Scientific Instruments segment, and RI Research Instruments GmbH which is included in the Energy and Supercon Technologies segment.

Net Income Attributable to Bruker Corporation

Our net income for the six months ended June 30, 2009, was $21.3 million, or $0.13 per diluted share, compared to $20.9 million, or $0.13 per diluted share for the comparable period in 2008.

Segment Results

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment for the six months ended June 30, 2009 and 2008 (dollars in millions):

	2009	2008	Dollar Change	Percentage Change
Scientific Instruments	$464.9	$533.5	$(68.6)	(12.9)%
Energy and Superconducting Technologies	21.8	22.4	(0.6)	(2.7)%
Eliminations (a)	(3.7)	(6.1)	2.4
	$483.0	$549.8	$(66.8)	(12.1)%

(a) Represents product and service revenue between reportable segments.

Scientific Instruments Segment Revenues

Scientific Instruments segment revenue decreased by $68.6 million, or 12.9%, to $464.9 million for the six months ended June 30, 2009, compared to $533.5 million for the comparable period in 2008. Included in this change in revenue is approximately $39.7 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue decreased by 5.4%. The decrease in revenue, excluding the effect of foreign exchange, is related primarily to decreased sales volume of magnetic resonance systems and X-ray and spark-OES products. The decrease in revenue was offset, in part, by higher volumes of mass spectrometry systems. The mix of products sold in the Scientific Instruments segment is consistent with the trend in revenue over the previous four quarters and continues to reflect lower demand from industrial customers offset by increased demand from academic and government customers.

System revenue and aftermarket revenue as a percentage of total Scientific Instruments segment revenue were as follows during the six months ended June 30, 2009 and 2008 (dollars in millions):

	2009		2008
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System revenue	$367.8	79.1%	$426.3	79.9%
Aftermarket revenue	97.1	20.9%	107.2	20.1%
Total revenue	$464.9	100.0%	$533.5	100.0%

System revenues in the Scientific Instruments segment include X-ray systems, nuclear magnetic resonance systems, magnetic resonance imaging systems, electron paramagnetic resonance systems, mass spectrometry systems, CBRN detection systems and molecular spectroscopy systems. Aftermarket revenues in the Scientific Instruments segment include accessory sales, consumables, training and services.

Energy and Supercon Technologies Segment Revenues

Energy and Supercon Technologies segment revenue decreased by $0.6 million, or 2.7%, to $21.8 million for the six months ended June 30, 2009, compared to $22.4 million for the comparable period in 2008. Included in this change in revenue is approximately $3.3 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue increased by 12.1%. The increase in revenue, excluding the effect of foreign exchange, is attributable to the acquisition of the research instruments business of ACCEL Instruments GmbH from Varian Medical Systems, Inc., which contributed approximately $5.0 million of revenue in the second quarter of 2009.

System and wire revenue and aftermarket revenue as a percentage of total Energy and Supercon Technologies segment revenue were as follows during the six months ended June 30, 2009 and 2008 (dollars in millions):

	2009		2008
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System and wire revenue	$20.9	95.9%	$20.4	91.1%
Aftermarket revenue	0.9	4.1%	2.0	8.9%
Total revenue	$21.8	100.0%	$22.4	100.0%

System and wire revenues in the Energy and Supercon Technologies segment include low and high temperature superconducting wire and electron and ion linear accelerators, superconducting and normal conducting accelerator cavities, insertion devices, superconducting fault current limiters, other accelerator components and specialty superconducting magnets for physics and energy research and a variety of other scientific applications. Aftermarket revenues in the Energy and Supercon Technologies segment include services and accessory sales.

Income (Loss) from Operations

The following table presents income (loss) from operations and operating margins on revenue by reportable segment for the six months ended June 30, 2009 and 2008 (dollars in millions):

	2009		2008
	Operating Income	Percentage of Segment Revenue	Operating Income	Percentage of Segment Revenue
Scientific Instruments	$36.5	7.9%	$47.7	8.9%
Energy and Superconducting Technologies	(3.1)	(14.2)%	(3.7)	(16.5)%
Corporate, eliminations and other (a)	1.1		0.2
Total operating income	$34.5	7.1%	$44.2	8.0%

(a) Represents corporate costs and eliminations not allocated to the reportable segments

Scientific Instruments segment income from operations for the six months ended June 30, 2009 was $36.5 million, resulting in an operating margin of 7.9%, compared to income from operations of $47.7 million, resulting in an operating margin of 8.9%, for the comparable period in 2008.

Income from operations in the Scientific Instruments segment decreased as a result of the lower revenues described above. The decrease in gross profit was offset, in part, by lower operating expenses. In the first half of 2009 our gross profit margin as a percentage of revenue increased to 45.4% compared to 45.1% for the comparable period in 2008. The improvement in gross profit margins as a percentage of revenue is a function of product mix and reflects higher margins on newly introduced mass spectrometry products. In addition, productivity improvements, the benefits of cost cutting initiatives and changes in foreign currency exchange rates also contributed to the improvement in gross profit margins as a percentage of revenue. The decrease in operating expenses is attributable to changes in foreign currency exchange rates and cost savings programs implemented in the second half of 2008.

Energy and Supercon Technologies segment loss from operations for the six months ended June 30, 2009 was $3.1 million, resulting in an operating margin of (14.2)%, compared to a loss from operations of $3.7 million, resulting in an operating margin of (16.5)%, for the comparable period in 2008.

Loss from operations in the Energy and Supercon Technologies segment in the first half of 2009 included a bargain purchase gain of $2.1 million recorded in connection with the acquisition of the RI business offset, in part, by $0.8 million of transaction costs incurred in connection with the acquisition of the RI business and $0.7 million of impairment charges associated with certain fixed assets used in the production of certain superconducting wire. Excluding the effect of these acquisition-related charges, loss from operations was essentially unchanged for the first half of 2009 compared to the first half of 2008.

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

During the six months ended June 30, 2009, net cash provided by operating activities was $51.3 million, resulting primarily from $21.3 million of net income and $17.8 million of net changes in working capital. During the six months ended June 30, 2008, net cash provided by operating activities was $18.1 million, resulting primarily from $21.1 million of net income.

During the six months ended June 30, 2009, net cash used by investing activities was $8.7 million, compared to net cash used by investing activities of $28.0 million during the six months ended June 30, 2008. Cash used by investing activities during the six months ended June 30, 2009 was attributable primarily to $7.1 million of capital expenditures and $1.1 million used for acquisitions. Cash used by investing activities during the six months ended June 30, 2008 was attributable primarily to $27.1 million of capital expenditures. The decrease in capital expenditures during the six months ended June 30, 2009 compared to 2008 related primarily to the expansion of our facility in Ettlingen, Germany, which was completed in the third quarter of 2008.

During the six months ended June 30, 2009, net cash used by financing activities was $51.6 million, compared to net cash used by financing activities of $217.5 million during the six months ended June 30, 2008. Cash used by financing activities during the six months ended June 30, 2009 was attributable to $51.7 million of net debt repayments under various long-term and short-term arrangements. Cash used by financing activities during the six months ended June 30, 2008 was attributable to $386.0 million paid to certain shareholders of Bruker BioSpin in connection with the acquisition and $23.4 million of withholding taxes paid in connection with a dividend declared by Bruker BioSpin prior to the acquisition. These uses were offset, in part, by $193.4 million of net borrowings related primarily to the Credit Agreement.

At June 30, 2009, we had outstanding debt totaling $170.7 million consisting of $161.1 million outstanding under the Credit Agreement, including $138.8 million outstanding under a term loan and $22.3 million under revolving loans, $4.1 million outstanding under other long-term debt arrangements, $0.6 million outstanding under other revolving lines of credit and $4.9 million under capital lease obligations. At June 30, 2009, we classified the $22.3 million borrowed under the revolving credit line of the Credit Agreement as short-term because we expect to repay this amount in the next twelve months. At December 31, 2008, we had outstanding debt totaling $223.8 million consisting of $196.5 million outstanding under the Credit Agreement, including $144.4 million drawn on a term loan and $52.1 million under revolving loans, $15.8 million outstanding under other long-term debt arrangements, $6.2 million outstanding under other revolving lines of credit and $5.3 million under capital lease obligations. At December 31, 2008, we classified $35.6 million of the $52.1 million borrowed under the revolving credit line of the Credit Agreement as long-term because of our expectation that we would not repay this amount in the next twelve months.

On February 26, 2008, we completed our acquisition of Bruker BioSpin for $914.0 million. The acquisition of Bruker BioSpin was financed with 57,544,872 shares of unregistered common stock valued at $526.0 million based on the trailing 10-day trading average closing price of $9.14 per share as of two days prior to the signing of the transaction agreements, $351.0 million of cash obtained under a new credit facility, which we refer to as the Credit Agreement, and the balance with cash on hand. The Credit Agreement, which is with a syndication of lenders, provides for a revolving credit line with a maximum commitment of $230.0 million and a term loan facility of $150.0 million. The outstanding principal under the term loan is payable in quarterly installments through December 2012. Borrowings under the Credit Agreement bear interest, at our option, at either (i) the higher of the prime rate or the federal funds rate plus 0.50%, or (ii) adjusted LIBOR, plus margins ranging from 0.40% to 1.25% and a facility fee ranging from 0.10% to 0.20%. As of June 30, 2009, the weighted average interest rate of borrowings under the term facility of the Credit Agreement was approximately 2.8%.

Borrowings under the Credit Agreement are secured by the pledge to the banks of 100% of the capital stock of each of our wholly-owned domestic subsidiaries and 65% of the capital stock of certain of our wholly-owned direct or indirect foreign subsidiaries. The Credit Agreement also requires that we maintain certain financial ratios related to maximum leverage and minimum interest coverage, as defined in the Credit Agreement. In addition to the financial ratios, the Credit Agreement restricts, among other things, our ability to do the following: make certain payments; incur additional debt; incur certain liens; make certain investments, including derivative agreements; merge, consolidate, sell or transfer all or substantially all of our assets; and enter into certain transactions with affiliates. As of June 30, 2009, the latest measurement date, we were in compliance with the covenants of the Credit Agreement.

Other long-term debt arrangements at June 30, 2009 include both collateralized and uncollateralized arrangements with various financial institutions in Germany and are at fixed and variable interest rates ranging from 2.7% to 8.0% at June 30, 2009. The term of these arrangements are through various dates between 2010 and 2013.

Other revolving loans are with various financial institutions primarily in Germany, Japan and France. The following is a summary of the maximum commitments and net amounts available to the Company under revolving loans as of June 30, 2009 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
Credit Agreement	0.8%	$230.0	$22.3	$1.4	$206.3
Other revolving loans	4.9%	66.4	0.6	52.3	13.5
Total revolving loans	0.9%	$296.4	$22.9	$53.7	$219.8

As of June 30, 2009, we have approximately $6.0 million of net operating loss carryforwards available to reduce future U.S. taxable income. These losses have various expiration dates through 2028. The Company also has approximately $45.3 million of German Trade Tax net operating losses that are carried forward indefinitely and U.S. tax credits of approximately $19.4 million available to offset future tax liabilities that expire at various dates. U.S. tax credits include foreign tax credits of $17.6 million expiring in various years through 2018 and research and development tax credits of $1.8 million expiring at various dates through 2025. These operating losses and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

The following table summarizes maturities for our significant financial obligations as of June 30, 2009 (in millions):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Revolving lines of credit	$22.9	$22.9	$—	$—	$—
Long-term debt, including current portion	147.8	20.2	67.9	59.7	—
Uncertain tax contingencies	21.8	—	21.8	—	—

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement 162 (“SFAS No. 168”). SFAS No. 168 is effective for fiscal years, and interim periods, ending after September 15, 2009. SFAS No. 168 is intended to improve financial reporting by identifying the FASB Accounting Standards Codification and rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws as the sole sources of authoritative accounting principles to be used in preparing financial statements that are presented in conformity with accounting principles generally accepted in the United States of America for SEC registrants. The adoption of SFAS No. 168 is not expected to have a material impact on our results of operations, financial position or cash flows.

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

Our foreign exchange gains (losses), net were $0.6 million and $(9.0) million for the six months ended June 30, 2009 and 2008, respectively. From time to time, we have entered into foreign currency contracts in order to minimize the volatility that fluctuations in exchange rates have on our cash flows related to purchases and sales denominated in foreign currencies. We will continue to evaluate our currency risks and in the future may utilize foreign currency contracts more frequently as part of a transactional hedging program.

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

In April 2008, we entered into an interest rate swap arrangement to pay a fixed rate of approximately 3.8% and receive a variable rate based on three month LIBOR through December 31, 2012. The initial notional amount of this interest swap was $90.0 million and amortizes in proportion to the term debt component of our Credit Agreement. At June 30, 2009, the outstanding notional amount of this swap was $83.3 million. We have determined that this swap is an effective hedge of the variability of cash flows of the interest payments.

Inflation

We do not believe inflation had a material impact on our business or operating results during any of the periods presented.

ITEM 4.	CONTROLS AND PROCEDURES

We have established disclosure controls and procedures that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) by others within our organization. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of June 30, 2009, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Except as set forth below, there have been no material changes to the legal proceedings disclosed in Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

As previously reported, a former employee of Bruker BioSpin Corporation contacted the Securities and Exchange Commission during 2008 in connection with a claim this employee separately brought regarding violation of Section 806 of the Sarbanes-Oxley Act. The SEC first contacted counsel for the Company in early 2008 regarding this matter and was provided various information regarding the matter at that time. In March 2009 and May 2009, the SEC contacted counsel for the Company to request some additional information regarding this matter. The Company has responded to these requests and continues to cooperate fully with the SEC regarding this matter. As previously reported, the Company strongly denies the allegations made by this former employee.  The related civil action pending in federal court in the District of Massachusetts was settled on June 4, 2009, with neither party admitting liability.  The settlement amount paid to the former employee was not material to the Company.

During the second quarter of 2009, formal mediation proceedings were held in an attempt to resolve the previously reported contractual dispute relating to the claimed breach of certain agreements between Agilent Technologies, Inc., as the successor to Hewlett-Packard Company, and our indirect subsidiary, Bruker Daltonik GmbH. The parties were unable to resolve their dispute through the mediation process, and in July 2009 Agilent purportedly terminated the agreements. The termination of the agreements, if valid, is not expected to have a material effect on the Company’s business or results of operations.

As previously reported, Roenalytic GmbH, previously known as Roentgenanalytik Appartebau GmbH, (“RAA”) filed a civil proceeding in Germany against a Bruker AXS subsidiary and one employee and raised criminal allegations against three employees of the same Bruker AXS subsidiary in connection with alleged improper use of certain trade secrets and other intellectual property of RAA. On June 30, 2009 RAA filed a counter action to the action for declaratory judgment brought against RAA by the Bruker AXS subsidiary in the civil proceeding. The counter action seeks various remedies for the same alleged improper use of trade secrets and other intellectual property.

In the related criminal proceeding, on June 2, 2009 the court issued an order regarding what items RAA may inspect in an attempt to prove its allegations. The court limited such access to the items sought by the Bruker AXS subsidiary. The inspection is currently expected to occur during the third quarter of 2009.

The Bruker AXS subsidiary continues to deny all allegations made by RAA in both proceedings. The Bruker AXS subsidiary intends to continue to pursue its action for declaratory judgment in the civil proceeding and continue to provide legal counsel to the employees in the criminal inquiry.

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

The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the second quarter of 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2009	—	$—	—	—
May 1 - May 31, 2009	100,000	7.28	—	—
June 1 - June 30, 2009	—	—	—	—
	100,000	$7.28	—	—

All shares repurchased were purchased by the Company’s Chief Executive Officer, Frank H. Laukien, from Marc M. Laukien, a 5% beneficial owner and Frank H. Laukien’s half-brother, in a privately negotiated transaction. The shares repurchased were previously disclosed on Forms 4 filed with the U.S. Securities and Exchange Commission.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Stockholders of the Company was held on May 7, 2009.

(c)

Proxies representing 136,222,522 shares were received. Total shares outstanding as of the record date were 164,067,654. The matters voted upon and the results of the voting at the Annual Meeting are set forth below:

	(i)	To elect the following four Class III directors, each to hold office until the 2012 Annual Meeting:

		(i)	Tony W. Keller, Ph.D.
			Votes for	119,161,981
			Votes withheld	17,060,541

		(ii)	Richard D. Kniss
			Votes for	135,496,573
			Votes withheld	725,949

		(iii)	Joerg C. Laukien
			Votes for	119,161,098
			Votes withheld	17,061,424

		(iv)	William A. Linton
			Votes for	135,506,634
			Votes withheld	715,888

	(ii)	To ratify the selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal year 2009:

			Votes for	135,697,509
			Votes withheld	506,505
			Votes abstaining	18,508

Except as set forth above, there were no shares abstaining and no broker non-voting shares cast.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1) Filed herewith.

(2) Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUKER CORPORATION

Date: August 10, 2009	By:	/s/ FRANK H. LAUKIEN, PH.D.
Frank H. Laukien, Ph.D. President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 10, 2009	By:	/s/ WILLIAM J. KNIGHT
William J. Knight
Chief Financial Officer
(Principal Financial Officer)