Form 10-Q
period 2009-09-30
BRUKER CORP
filed 2009-11-09
CIK 1109354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2009
Common Stock, $0.01 par value per share	164,176,495 shares

BRUKER CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2009

PART I                                                       FINANCIAL INFORMATION

ITEM 1.                                                     UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$148.5	$166.2
Restricted cash	2.0	1.5
Accounts receivable, net	151.7	171.9
Inventories	443.6	425.1
Other current assets	72.7	56.0
Total current assets	818.5	820.7

Property, plant and equipment, net	226.4	221.3
Intangibles and other long-term assets	79.3	74.3
Total assets	$1,124.2	$1,116.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$0.4	$22.7
Current portion of long-term debt	30.5	18.3
Accounts payable	45.5	43.3
Customer advances	197.1	199.6
Other current liabilities	247.5	235.8
Total current liabilities	521.0	519.7

Long-term debt	120.4	182.8
Other long-term liabilities	109.3	101.1
Commitments and contingencies (Note 18)

Shareholders’ equity:
Preferred stock, $0.01 par value 5,000,000 shares authorized, none issued or outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value 260,000,000 shares authorized, 164,189,513 and 164,078,721 shares issued and 164,176,558 and 164,068,252 outstanding at September 30, 2009 and December 31, 2008, respectively	1.6	1.6
Treasury stock at cost, 12,955 and 10,469 at September 30, 2009 and December 31, 2008, respectively	(0.1)	(0.1)
Other shareholders’ equity	371.2	310.4
Total shareholders’ equity	372.7	311.9
Noncontrolling interest in subsidiaries	0.8	0.8
Total shareholders’ equity of Bruker Corporation	373.5	312.7
Total liabilities and shareholders’ equity	$1,124.2	$1,116.3

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Product revenue	$230.7	$211.8	$655.8	$700.4
Service revenue	32.4	28.8	87.6	87.7
Other revenue	2.0	1.5	4.7	3.8
Total revenue	265.1	242.1	748.1	791.9

Cost of product revenue	127.9	114.6	364.8	382.3
Cost of service revenue	18.0	16.4	50.2	54.9
Total cost of revenue	145.9	131.0	415.0	437.2
Gross profit	119.2	111.1	333.1	354.7

Operating expenses:
Sales and marketing	44.1	45.2	130.6	136.7
General and administrative	17.5	17.7	50.8	51.7
Research and development	31.6	33.1	91.8	100.8
Acquisition-related charges (credits), net	—	—	(0.6)	6.2
Total operating expenses	93.2	96.0	272.6	295.4
Operating income	26.0	15.1	60.5	59.3

Interest and other income (expense), net	(1.8)	0.8	(4.6)	(7.8)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	24.2	15.9	55.9	51.5
Income tax provision (benefit)	8.1	(2.0)	18.5	12.5
Consolidated net income	16.1	17.9	37.4	39.0
Less: net income (loss) attributable to noncontrolling interests	(0.3)	0.1	(0.3)	0.3
Net income attributable to Bruker Corporation	$16.4	$17.8	$37.7	$38.7

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.10	$0.11	$0.23	$0.24
Diluted	$0.10	$0.11	$0.23	$0.23

Weighted average common shares outstanding:
Basic	163.5	162.8	163.4	162.5
Diluted	165.0	165.9	164.7	165.6

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income attributable to Bruker Corporation	$37.7	$38.7
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	20.9	22.3
Stock-based compensation	4.8	3.1
Gain on acquisition	(2.1)	—
Other non-cash income	(6.0)	(7.2)
Changes in operating assets and liabilities:
Accounts receivable	26.9	41.8
Inventories	7.7	(35.6)
Accounts payable	0.6	(14.7)
Customer advances	(16.6)	(26.1)
Other changes in operating assets and liabilities, net	(6.6)	(3.4)
Net cash provided by operating activities	67.3	18.9

Cash flows from investing activities:
Purchases of property, plant and equipment	(8.9)	(39.8)
Redemption of short-term investments	—	9.6
Acquisitions, net of cash acquired	(1.6)	(4.1)
Payments in connection with the acquisition of Bruker BioSpin	—	(6.5)
Changes in restricted cash	(0.7)	(0.2)
Net cash used in investing activities	(11.2)	(41.0)

Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowings, net	(51.5)	3.8
Proceeds from (repayments of) long-term debt, net	(20.1)	168.9
Payment of deferred financing costs	—	(2.9)
Proceeds from issuance of common stock, net of repurchases	0.6	3.7
Deemed dividend in connection with the acquisition of Bruker BioSpin	—	(386.0)
Cash payments to shareholders	—	(23.4)
Net cash used in financing activities	(71.0)	(235.9)

Effect of exchange rate changes on cash and cash equivalents	(2.8)	9.9
Net change in cash and cash equivalents	(17.7)	(248.1)
Cash and cash equivalents at beginning of period	166.2	332.4
Cash and cash equivalents at end of period	$148.5	$84.3

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              Description of Business

Bruker Corporation and its wholly-owned subsidiaries (the “Company”) design, manufacture, service and market proprietary life science and materials research systems based on its core technology platforms, including X-ray technologies, magnetic resonance technologies, mass spectrometry technologies, optical emission spectroscopy and infrared and Raman molecular spectroscopy technologies. The Company sells a broad range of field analytical systems for chemical, biological, radiological, nuclear and explosive (“CBRNE”) detection. The Company also develops and manufactures low temperature and high temperature superconducting wire products and superconducting devices. The Company maintains major technical and manufacturing centers in Europe, North America and Japan and sales offices throughout the world. The Company’s diverse customer base includes life science, pharmaceutical, biotechnology and molecular diagnostic research companies, academic institutions, advanced materials and semiconductor industries and government agencies.

The financial statements represent the consolidated accounts of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements as of and for the three and nine months ended September 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial information presented herein does not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of the results expected for the full year. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income or shareholders’ equity.

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

In the second quarter of 2009, the Company reevaluated its reporting segments following the acquisition of a business engaged in developing and manufacturing superconducting devices and other advanced technologies for alternative energy research. As a result of the acquisition and the corresponding changes in the Company’s organizational structure, management reports results on the basis of the following two segments:

•                  Scientific Instruments. The operations of this segment include the design, manufacture and distribution of advanced instrumentation and automated solutions based on X-ray technology, spark-optical emission spectroscopy technology, atomic force microscopy, magnetic resonance technology, mass spectrometry technology and infrared and Raman molecular spectroscopy technology. Typical customers of the Scientific Instruments segment include pharmaceutical, biotechnology, molecular diagnostic companies, academic institutions, medical schools, other non-profit organizations, clinical microbiology laboratories, government departments and agencies, nanotechnology, semiconductor, chemical, cement, metals and petroleum companies and food, beverage and agricultural analysis companies and laboratories.

•                  Energy and Supercon Technologies. The operations of this segment include development and production of low temperature superconductor and high temperature superconductor wires for use in advanced magnet technology and energy applications as well as electron and ion linear accelerators, superconducting and normal conducting accelerator cavities, insertion devices, prototype superconducting fault current limiters, prototype crystal growth magnets, other accelerator components and highly specialized manufacturing services for physics and energy research and a variety of other scientific applications. Typical customers of the Energy and Supercon Technologies segment include the medical, power and energy, and processing industries, private and public research and development laboratories in the fields of fundamental and applied sciences, energy research, biotechnology and proteomics, as well as academic institutions and government agencies.

Management has evaluated subsequent events through November 9, 2009, the date the financial statements were filed with the Securities and Exchange Commission (“SEC”), and determined that there were none requiring disclosure.

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

3.              Other Acquisitions

In April 2009, the Company acquired substantially all of the assets of the research instruments portion of ACCEL Instruments GmbH (the “RI business”) from Varian Medical Systems, Inc. The acquisition of the RI business was accounted for under the acquisition method in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”) Topic No. 805, Business Combinations. The RI business, located in Bergisch Gladbach, Germany, consists of the development and manufacture of electron and ion linear accelerators, superconducting and normal conducting accelerator cavities, insertion devices, superconducting fault current limiters, other accelerator components and specialty superconducting magnets for physics and energy research and a variety of other scientific applications. The consideration transferred in acquiring the RI business was approximately $0.4 million and consisted entirely of cash. The Company acquired approximately $1.6 million of receivables, $4.4 million of inventory, $2.9 million of other current assets and $4.9 million of property, plant and equipment in this acquisition and assumed approximately $11.3 million of current liabilities. In connection with the acquisition of the RI business, the Company recorded a gain of approximately $2.1 million that has been recorded as a component of acquisition-related charges (credits), net in the unaudited condensed consolidated statements of operations. The results of the RI business have been included in the Energy and Supercon Technologies segment from the date of acquisition. Pro forma financial information reflecting the acquisition of the RI business has not been presented because the impact on revenues, net income and net income per common share attributable to Bruker Corporation shareholders is not material.

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

4.              Stock-Based Compensation

In February 2008, the Company’s shareholders approved an amendment and restatement of the Bruker BioSciences Corporation Amended and Restated 2000 Stock Option Plan to increase the number of shares available by 2,000,000 shares, to a total of 10,000,000 shares.

As of September 30, 2009, the Company’s primary types of share-based compensation were in the form of stock options and restricted stock. The Company recorded stock-based compensation expense for the three and nine months ended September 30, 2009 and 2008 as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Stock options	$1.2	$1.2	$3.7	$2.7
Restricted stock	0.3	0.1	1.1	0.4
Total stock-based compensation, pre-tax	1.5	1.3	4.8	3.1
Tax benefit	0.3	0.2	0.9	0.6
Total stock-based compensation, net of tax	$1.2	$1.1	$3.9	$2.5

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

Risk-free interest rate is the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected life assumption. Expected life is determined through the simplified method as defined in the Securities and Exchange Commission Staff Accounting Bulletin No. 110. The Company believes that this is the best estimate of the expected life of a new option. Expected volatility can be based on a number of factors but the Company currently believes that the exclusive use of historical volatility results in the best estimate of the grant-date fair value of employee stock options because it reflects the market’s current expectations of future volatility. Expected dividend yield was not considered in the option pricing formula since the Company does not pay dividends and has no current plans to do so in the future. The terms of some of the Company’s indebtedness also currently restricts its ability to pay dividends to its shareholders.

Stock option activity for the nine months ended September 30, 2009 was as follows:

	Shares Subject to Options	Weighted Average Option Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value ($’s in millions)
Outstanding at December 31, 2008	5,268,523	$8.56
Granted	51,000	4.33
Exercised	(110,990)	5.02
Forfeited	(64,541)	9.08
Outstanding at September 30, 2009	5,143,992	$8.59	3.8	$14.4

Exercisable at September 30, 2009	2,839,587	$7.60	3.8	$10.6

Exercisable and expected to vest at September 30, 2009 (a)	5,010,337	$8.56	3.8	$14.2

(a) In addition to the options that are exercisable as of September 30, 2009, the Company expects a portion of the unvested options to become exercisable in the future. Options expected to vest are determined by applying an estimated forfeiture rate to the unvested options.

Unrecognized pre-tax stock-based compensation expense of $13.7 million related to stock option awards is expected to be recognized over the weighted average remaining service period of 2.6 years for stock options outstanding at September 30, 2009. The intrinsic values above are based on the Company’s closing stock price of $10.67 on September 30, 2009.

Restricted shares of the Company’s common stock are periodically awarded to executive officers, directors and certain key employees of the Company, subject to service restrictions, which expire ratably over periods of three to five years. The restricted shares of common stock may not be sold or transferred during the restriction period. Stock compensation for restricted stock is recorded based on the stock price on the grant date and charged to expense ratably through the restriction period. The following table summarizes information about restricted stock activity during the nine months ended September 30, 2009:

	Shares Subject to Restriction	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2008	591,675	$7.26
Granted	—	—
Vested	(151,911)	6.08
Forfeited	(940)	5.00
Outstanding at September 30, 2009	438,824	$7.67

Unrecognized pre-tax stock-based compensation expense of $2.8 million related to restricted stock awards is expected to be recognized over the weighted average remaining service period of 1.7 years for restricted stock awards outstanding at September 30, 2009.

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

The following table sets forth the computation of basic and diluted average shares outstanding for the three and nine months ended September 30, 2009 and 2008 (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income attributable to Bruker Corporation, as reported	$16.4	$17.8	$37.7	$38.7

Weighted average shares outstanding:
Weighted average shares outstanding-basic	163.5	162.8	163.4	162.5
Effect of dilutive securities:
Stock options and restricted stock	1.5	3.1	1.3	3.1
Weighted average shares outstanding - diluted	165.0	165.9	164.7	165.6

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.10	$0.11	$0.23	$0.24
Diluted	$0.10	$0.11	$0.23	$0.23

Stock options to purchase approximately 2.1 million shares and 0.1 million shares were excluded from the computation of diluted earnings per share in the three months ended September 30, 2009 and 2008, respectively, and approximately 3.3 million shares and 0.4 million shares were excluded from the computation of diluted earnings per share in the nine months ended September 30, 2009 and 2008, respectively, because the exercise price of the stock options exceeded the average market price of the Company’s common stock and, as a result, would have had an anti-dilutive effect.

6.              Fair Value of Financial Instruments

The Company follows Codification Topic No. 820, Fair Value Measurements and Disclosures, which establishes a three-level valuation hierarchy for measuring fair value and expands financial statement disclosures about fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s characterization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels are defined as follows:

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

The Company measures the following financial assets and liabilities at fair value on a recurring basis. The fair value of these financial assets and liabilities was determined using the following inputs at September 30, 2009 (in millions):

	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$46.2	$46.2	$—	$—
Restricted cash	2.0	2.0	—	—
Long-term restricted cash	2.1	2.1	—	—
Foreign exchange contracts	0.1	—	0.1	—
Total assets recorded at fair value	$50.4	$50.3	$0.1	$—

Liabilities:
Interest rate swap	$4.0	$—	$4.0	$—
Embedded derivatives in purchase and delivery contracts	2.3	—	2.3	—
Foreign exchange contracts	1.1	—	1.1	—
Total liabilities recorded at fair value	$7.4	$—	$7.4	$—

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

7.              Inventories

Inventories consisted of the following as of September 30, 2009 and December 31, 2008 (in millions):

	September 30, 2009	December 31, 2008

Raw materials	$121.1	$115.8
Work-in-process	143.6	129.6
Demonstration units	41.7	36.7
Finished goods	137.2	143.0
Inventories	$443.6	$425.1

The Company reduces the carrying value of its demonstration inventories for differences between its cost and estimated net realizable value through a charge to cost of revenue that is based on a number of factors including, the age of the unit, the physical condition of the unit and an assessment of technological obsolescence. Amounts recorded in cost of product revenue related to the write-down of demonstration units to net realizable value were $7.0 million and $5.8 million for the three months ended September 30, 2009 and 2008, respectively, and $18.9 million and $18.5 million for the nine months ended September 30, 2009 and 2008, respectively.

Finished goods include in-transit systems that have been shipped to the Company’s customers but have not yet been installed and accepted by the customer. As of September 30, 2009 and December 31, 2008, inventory-in-transit was $81.4 million and $91.6 million, respectively.

8.              Goodwill and Other Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for the nine months ended September 30, 2009 (in millions):

Balance at December 31, 2008	$46.4
Goodwill acquired during the period	0.3
Foreign currency impact	1.2
Balance at September 30, 2009	$47.9

The Company accounts for goodwill and other intangible assets in accordance with Codification Topic No. 350, Intangibles—Goodwill and Other. Codification Topic No. 350 requires that goodwill and intangible assets with indefinite useful lives not be amortized. Instead, these assets are tested for impairment on a reporting unit basis annually, or on an interim basis when events or changes in circumstances warrant. The Company performed its annual test for impairment as of December 31, 2008 and determined that goodwill and other intangible assets were not impaired at that time. The Company did not identify any indicators of impairment during the three and nine month periods ended September 30, 2009.

The following is a summary of other intangible assets subject to amortization at September 30, 2009 and December 31, 2008 (in millions):

	September 30, 2009			December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Existing technology and related patents	$14.6	$(10.6)	$4.0	$14.1	$(9.2)	$4.9
Customer relationships	2.0	(0.8)	1.2	1.6	(0.6)	1.0
Trade names	0.4	(0.3)	0.1	0.4	(0.3)	0.1
Total amortizable intangible assets	$17.0	$(11.7)	$5.3	$16.1	$(10.1)	$6.0

For the three months ended September 30, 2009 and 2008, the Company recorded amortization expense of $0.4 million and $0.4 million, respectively, related to intangible assets subject to amortization. For the nine months ended September 30, 2009 and 2008, the Company recorded amortization expense of $1.3 million and $1.2 million, respectively, related to intangible assets subject to amortization.

The estimated future amortization expense related to other intangible assets is as follows (in millions):

2009 (a)	$0.5
2010	1.8
2011	1.1
2012	0.6
2013	0.5
Thereafter	0.8
Total	$5.3

(a) Amount represents estimated amortization expense for the remaining three months ending December 31, 2009.

9.              Debt

At September 30, 2009 and December 31, 2008, the Company’s debt obligations consisted of the following (in millions):

	September 30,	December 31,
	2009	2008
US Dollar term loan under the Credit Agreement	$135.0	$144.4

US Dollar revolving loan under the Credit Agreement	8.5	35.6

Euro mortgage loan at six month European Interbank Offered Rate plus 1.00%, 2.69% at September 30, 2009 collateralized by a building of Bruker AXS GmbH, biannual principal and interest payments due and payable through 2012	2.0	2.2

Euro bank loans at fixed rates of 4.65% and 8.01%, respectively, collateralized by accounts receivable of certain subsidiaries of Bruker AXS, biannual principal payments and quarterly interest payments due and payable through 2013	—	0.3

Euro bank loans at fixed rate of 2.95%, collateralized by land and buildings of Bruker Daltonik GmbH, quarterly principal payments and monthly interest payments due and payable through 2010	0.5	1.0

Euro bank loans at fixed rate of 5.01%, collateralized by land and buildings of Bruker Optik GmbH, biannual principal payments and monthly interest payments due and payable through 2013	—	10.7

Japanese Yen bank loan at fixed rate of 2.03%, uncollateralized, quarterly principal and interest payments due and payable through 2011	—	1.6

Capital lease obligations	4.9	5.3
Total long-term debt	150.9	201.1
Current portion of long-term debt	(30.5)	(18.3)
Total long-term debt, less current portion	$120.4	$182.8

In connection with the acquisition of Bruker BioSpin, the Company entered into a credit agreement with a syndication of lenders (the “Credit Agreement”), which provides for a revolving credit line with a maximum commitment of $230.0 million and a term facility of $150.0 million. The outstanding principal and interest under the term loan is payable in quarterly installments through December 2012. Borrowings under the Credit Agreement bear interest, at the Company’s option, at either (i) the higher of the prime rate or the federal funds rate plus 0.50%, or (ii) adjusted LIBOR, plus margins ranging from 0.40% to 1.25% and a facility fee ranging from 0.10% to 0.20%. As of September 30, 2009, the weighted average interest rate of borrowings under the term facility of the Credit Agreement was approximately 2.7%.

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

In addition, at September 30, 2009 and December 31, 2008, the Company had the following amounts outstanding under revolving loan arrangements (in millions):

	September 30,	December 31,
	2009	2008
Euro revolving loans under the Credit Agreement	$—	$16.5
Other revolving loans	0.4	6.2
Total short-term borrowings	$0.4	$22.7

The following is a summary of the maximum commitments and net amounts available to the Company under revolving loans as of September 30, 2009 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
Credit Agreement	1.0%	$230.0	$8.5	$1.4	$220.1
Other revolving loans	4.9%	81.0	0.4	59.9	20.7
Total revolving loans	1.1%	$311.0	$8.9	$61.3	$240.8

Other revolving loans are with various financial institutions located primarily in Germany, Switzerland and France. The Company’s other revolving lines of credit typically are due upon demand with interest payable monthly. Certain of these lines of credit are unsecured while others are secured by the accounts receivable and inventory of the related subsidiary.

10.       Derivative Instruments and Hedging Activities

The Company accounts for derivative financial instruments in accordance with Codification Topic No. 815, Derivatives and Hedging. All derivatives, whether designated as hedging relations or not, are recorded on the unaudited condensed consolidated balance sheets at fair value. The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Company must designate the hedging instrument, based on the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

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

The Company’s exposure to interest rate risk relates primarily to outstanding variable-rate debt and adverse movements in the related short-term market rates. The most significant component of the Company’s interest rate risk relates to the amounts outstanding under the Credit Agreement. In April 2008, the Company entered into an interest rate swap arrangement to manage its exposure to interest rate movements and the related effect on its variable rate debt. Under this interest rate swap arrangement, the Company pays a fixed rate of approximately 3.8% and receives a variable rate based on three month LIBOR. The interest rate swap agreement utilized by the Company effectively modifies the Company’s exposure to interest rate risk by converting a portion of the Company’s variable rate debt to a fixed rate for the term of the Credit Agreement. The initial notional amount of this interest rate swap was $90.0 million and it amortizes in proportion to the term debt component of the Credit Agreement through December 2012. At September 30, 2009, the notional amount of this interest rate swap was $81.0 million. The Company concluded that this swap met the criteria to qualify as an effective hedge of the variability of cash flows of the interest payments and accounts for the hedge as a cash flow hedge under Codification Topic No. 815. Accordingly, the Company reflects changes in the fair value of this interest rate swap in accumulated other comprehensive income, a component of shareholders’ equity. The Company expects $2.5 million of the accumulated loss to be reclassified into earnings over the next twelve months.

The Company periodically enters into foreign currency contracts in order to minimize the volatility that fluctuations in currency exchange rates have on the Company’s cash flows related to purchases and sales denominated in foreign currencies. Under these arrangements, the Company typically agrees to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates with maturities of less than twelve months. At September 30, 2009, the Company had outstanding forward contracts with a notional amount of $29.5 million for sales and purchases of Swiss Francs and Euros, respectively. These transactions do not qualify for hedge accounting under Codification Topic No. 815 and, accordingly, the instrument is recorded at fair value with the corresponding gains and losses recorded in the unaudited condensed consolidated statements of operations.

The Company enters into contracts for the purchase of goods and the sale of the Company’s products that are denominated in currencies other than the functional currency of the parties to the transaction. In accordance with Codification Topic No. 815, the Company accounts for these transactions separately, valuing the “embedded derivative” component of these contracts. At September 30, 2009, contracts denominated in currencies other than the functional currency of the transacting parties amounted to $47.7 million for the delivery of products and $3.3 million for the purchase of products. At December 31, 2008, contracts denominated in currencies other than the functional currency of the transacting parties amounted to $44.2 million for the delivery of products and $5.4 million for the purchase of products.

The fair values of derivative instruments in our unaudited condensed consolidated financial statements as of September 30, 2009 and December 31, 2008 are as follows (in millions):

		Fair Value
	Balance Sheet Location	September 30, 2009	December 31, 2008
Derivative assets:
Foreign exchange contracts	Other current assets	$0.1	$—

Derivative liabilities:
Interest rate swap contract	Other current liabilities	$4.0	$4.8
Embedded derivatives	Other current liabilities	2.3	2.2
Foreign exchange contracts	Other current liabilities	1.1	—

The losses recognized in other comprehensive income related to the effective portion of derivative instruments designated as hedging instruments for the three and nine months ended September 30, 2009 and 2008 are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest rate swap contract	$(1.0)	$(0.6)	$(0.9)	$(0.5)

The losses recognized in net income related to derivative instruments designated as hedging instruments that were reclassified from accumulated other comprehensive income for the three and nine months ended September 30, 2009 and 2008 are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest rate swap contract	$(0.7)	$(0.3)	$(1.8)	$(0.4)

The Company did not recognize any amounts related to ineffectiveness in the unaudited condensed consolidated statements of operations during the three or nine months ended September 30, 2009 and 2008.

The impact of changes in the fair value of derivative instruments not designated as hedging instruments on net income are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Foreign exchange contracts	$(1.0)	$—	$(1.0)	$(0.6)
Embedded derivatives	(0.7)	1.0	(0.1)	1.0
Income (expense), net	$(1.7)	$1.0	$(1.1)	$0.4

The amounts recorded in the unaudited condensed consolidated statements of operations related to derivative instruments not designated as hedging instruments are recorded in interest and other income (expense), net.

11.       Restructuring Activities

In the fourth quarter of 2008, the Company recorded restructuring charges of $2.3 million, which consisted primarily of severance costs associated with a restructuring of certain operations in the Netherlands (the “Netherlands Program”). The restructuring charges associated with the Netherlands Program were allocated to the Scientific Instruments segment. Approximately $2.2 million of the restructuring charges related to an involuntary severance program under which approximately 30 employees have left the Company and the balance related to exit costs associated with terminating certain leases. In the nine months ended September 30, 2009, the Company recorded an additional $0.2 million of net restructuring charges related to the involuntary severance component of the Netherlands Program. The impact of the Netherlands Program reduced the number of employees in sales and marketing and research and development and consolidated the selling and developments efforts of the Company’s single crystal diffraction products. The Company does not expect to incur any additional costs related to the Netherlands Program and expects to have made all of the severance payments by the end of 2009. The liability for restructuring charges is recorded in other current liabilities in the unaudited condensed consolidated balance sheets. The reserves related to this program are as follows (in millions):

	Total	Severance	Exit Costs
Balance at December 31, 2008	$2.3	$2.2	$0.1
Restructuring charges	0.3	0.3	—
Reversal of accrued restructuring charges	(0.1)	(0.1)	—
Cash payments	(2.3)	(2.2)	(0.1)
Foreign currency impact	0.1	0.1	—
Balance at September 30, 2009	$0.3	$0.3	$—

12.       Impairment Charges

In the second quarter of 2009, the Company recorded an impairment charge of $0.7 million, which consisted of equipment used in the production of certain superconducting wire. The impairment loss was recorded because the Company determined that the carrying value of the assets exceeded their fair value based on the estimated undiscounted operating cash flows generated by those assets. The impairment charge was allocated to the Energy and Supercon Technologies segment and has been recorded as a component of acquisition-related charges in the unaudited condensed consolidated statements of operations.

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

The net periodic pension cost consists of the following components for the three and nine months ended September 30, 2009 and 2008 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Components of net periodic pension costs:
Service cost	$1.3	$1.3	$3.4	$3.4
Interest cost	1.3	1.3	3.4	3.4
Expected return on plan assets	(1.0)	(1.0)	(3.0)	(3.0)
Net periodic pension costs	$1.6	$1.6	$3.8	$3.8

The Company made contributions of $1.8 million to its defined benefit plans during the nine months ended September 30, 2009 and estimates contributions of $0.6 million will be made during the remainder of 2009.

14.       Interest and Other Income (Expense), Net

The components of interest and other income (expense), net, were as follows for the three and nine months ended September 30, 2009 and 2008 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest income	$0.4	$0.7	$1.2	$4.3
Interest expense	(1.8)	(3.4)	(6.2)	(9.1)
Exchange gains (losses) on foreign currency transactions	(0.8)	3.2	(0.2)	(5.8)
Other	0.4	0.3	0.6	2.8
Interest and other income (expense), net	$(1.8)	$0.8	$(4.6)	$(7.8)

15.       Provision (Benefit) for Income Taxes

The Company accounts for income taxes in accordance with Codification Topic No. 740, Income Taxes. Codification Topic No. 740 requires the asset and liability approach to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using enacted tax rates in effect for the year in which the differences are expected to be reflected in the tax return. The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.

In addition, the Company also accounts for uncertain tax positions in accordance with the provisions of Codification Topic No. 740. Among other things, Codification Topic No. 740 provides guidance to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold, which an income tax position must achieve before being recognized in the financial statements.

The income tax provision (benefit) for the three months ended September 30, 2009 was $8.1 million compared to $(2.0) million for the three months ended September 30, 2008, representing effective tax rates of 33.5% and (12.6)%, respectively. The income tax provision for the nine months ended September 30, 2009 was $18.5 million compared to $12.5 million for the nine months ended September 30, 2008, representing effective tax rates of 33.1% and 24.3%, respectively.

The Company’s effective tax rate generally reflects the tax provision (benefit) for non-U.S. entities only, since no benefit was recognized for cumulative losses incurred in the U.S. A full valuation allowance will be maintained against all U.S. deferred tax assets, including U.S. net operating losses and tax credits, until evidence exists that it is more likely than not that the loss carryforward and credit amounts will be utilized to offset U.S. taxable income. The Company’s tax rate may change over time as the amount or mix of income and taxes outside the U.S. changes. The effective tax rate is calculated using projected annual pre-tax income or loss and is affected by research and development tax credits, the expected level of other tax benefits, the impact of changes to the valuation allowance, and changes in the mix of the Company’s pre-tax income and losses among jurisdictions with varying statutory tax rates and credits.

The Company’s effective tax rate for the three and nine months ended September 30, 2008 was favorably impacted by 68.3% and 21.1%, respectively, related to reversing certain valuation allowances and reaching the more-likely-than-not threshold for recognizing certain tax receivables.

During the third quarter of 2008, two German subsidiaries in the Scientific Instruments segment were merged into a third German subsidiary. As a result of the merger, the Company will be able to use certain net operating loss carryforwards that existed in the merged entities but had previously been fully reserved. The valuation allowance related to these net operating loss carryforwards was reversed in the third quarter of 2008 and resulted in a tax benefit of approximately $6.5 million. Additionally, the Company established a profit and loss sharing agreement between two other German subsidiaries in the Scientific Instruments segment during the third quarter of 2008. This agreement allows the losses of one entity to reduce the taxable income of the other entity. Prior to this agreement being put in place, certain deferred tax assets related to these entities had full valuation allowances. These valuation allowances were reversed during the third quarter of 2008, resulting in a tax benefit of approximately $1.2 million.

Additionally, the Company received a $0.5 million refund of French taxes on inter-corporate dividends during the third quarter of 2008 which was recorded as a tax benefit. This refund related to withholding taxes paid in connection with dividends paid by a French subsidiary to its Swiss parent company in 2005 and 2006. At the end of 2007, as a result of a tax law change in France, the Company determined that a refund of these withholding taxes was uncertain and did not meet the more-likely-than-not threshold for recording a tax receivable. As such, the 2005, 2006 and 2007 taxes paid on dividends from the French subsidiary to its Swiss parent were expensed through the income tax provision with no corresponding tax receivable recorded. Because the facts and circumstances around the dividends and the withholding taxes were the same for all three years and the 2005 and 2006 withholding taxes were refunded by the French government, the Company concluded that it was more likely than not that the 2007 French withholding taxes would also be refunded. As such, the Company also recorded a tax benefit of approximately $2.7 million during the third quarter of 2008 for the 2007 withholding tax receivable. The Company received the refund of these withholding taxes in the third quarter of 2009.

The Company has unrecognized tax benefits of approximately $21.8 million as of September 30, 2009, of which $12.7 million, if recognized, would result in a reduction of the Company’s effective tax rate. The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes. As of September 30, 2009 and December 31, 2008, approximately $3.6 million and $3.0 million, respectively, of accrued interest and penalties related to uncertain tax positions was included in other current liabilities on the unaudited condensed consolidated balance sheets. Penalties and interest related to unrecognized tax benefits in the provision for income taxes of $0.2 million were recorded during the three months ended September 30, 2009 and 2008, respectively, and $0.6 million and $0.8 million was recorded during the nine months ended September 30, 2009 and 2008, respectively.

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

16.       Comprehensive Income (Loss)

Comprehensive income (loss) refers to revenues, expenses, gains and losses that under GAAP are included in other comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to shareholders’ equity, net of tax. The following is a summary of comprehensive income (loss) for the three and nine months ended September 30, 2009 and 2008 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Consolidated net income	$16.1	$17.9	$37.4	$39.0
Foreign currency translation adjustments	19.5	(35.8)	15.8	(0.6)
Unrealized gains (losses) on interest rate swap:
Unrealized holding gains (losses) arising during the period	(1.0)	(0.6)	(0.9)	(0.5)
Reclassification adjustments for settlements included in the determination of net income	0.7	0.3	1.8	0.4
Unrealized losses on available for sale securities:
Unrealized holding losses arising during the period	—	—	—	(0.1)
Reclassification adjustments for settlements included in the determination of net income	—	—	—	(1.3)
Pension liability adjustments	—	(0.6)	1.0	(0.9)
Total comprehensive income (loss)	35.3	(18.8)	55.1	36.0
Less: Comprehensive income (loss) attributable to noncontrolling interests	(0.3)	0.1	(0.3)	0.3
Comprehensive income (loss) attributable to Bruker Corporation	$35.6	$(18.9)	$55.4	$35.7

17.       Noncontrolling Interests

Noncontrolling interests represents the minority shareholders’ proportionate share of the net income recorded by the Company’s five majority-owned indirect subsidiaries, Bruker Baltic Ltd., Bruker Labmate Pvt. Ltd., InCoaTec GmbH and Perch Solutions OY, which are included in the Scientific Instruments segment, and RI Research Instruments GmbH, which is included in the Energy and Supercon Technologies segment. Net income (loss) attributable to noncontrolling interests for the three months ended September 30, 2009 and 2008 was $(0.3) million and $0.1 million, respectively. Net income (loss) attributable to noncontrolling interests for the nine months ended September 30, 2009 and 2008 was $(0.3) million and $0.3 million, respectively. There were no transfers to or from the noncontrolling interests during the three and nine months ended September 30, 2009 or September 30, 2008.

18.       Commitments and Contingencies

Legal

Lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. The Company believes the outcome of these proceedings, if any, will not have a material impact on the Company’s financial position or results of operations. As of September 30, 2009 and December 31, 2008, no accruals have been recorded for such potential contingencies.

Letters of Credit and Guarantees

At September 30, 2009 and December 31, 2008, the Company had bank guarantees of $61.3 million and $62.1 million, respectively, for its customer advances. These arrangements guarantee the refund of advance payments received from customers in the event that the merchandise is not delivered in compliance with the terms of the contract. Certain of these guarantees affect the availability of the Company’s lines of credit.

19.       Business Segment Information

Codification Topic No. 280, Segment Reporting, establishes standards for reporting information about operating segments in annual financial statements of public business enterprises. It also establishes standards for related disclosures about products and service, geographic areas and major customers. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker for the purpose of allocating resources and assessing performance.

The Company has determined that it has five operating segments, representing each of its five divisions: Bruker AXS, Bruker BioSpin, Bruker Daltonics, Bruker Optics and Bruker Energy and Supercon Technologies. Bruker AXS is in the business of manufacturing and distributing advanced X-ray, spark-optical emission spectroscopy and atomic force microscopy instrumentation used in non-destructive molecular and elemental analysis. Bruker BioSpin is in the business of manufacturing and distributing enabling life science tools based on magnetic resonance technology. Bruker Daltonics is in the business of manufacturing and distributing mass spectrometry instruments that can be integrated and used along with other analytical instruments and our CBRNE detection products. Bruker Optics is in the business of manufacturing and distributing research, analytical and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy technologies. Bruker Energy and Supercon Technologies is in the business of developing and producing low temperature superconductor and high temperature superconductor wires for use in advanced magnet technology and energy applications as well as linear accelerators, accelerator cavities, insertion devices, superconducting fault current limiters, other accelerator components and specialty superconducting magnets for physics and energy research and a variety of other scientific applications.

The Company has combined the Bruker AXS, Bruker BioSpin, Bruker Daltonics and Bruker Optics operating segments into the Scientific Instruments reporting segment because each has similar economic characteristics, product processes and services, types and classes of customers, methods of distribution and regulatory environments.

Selected business segment information for the three and nine months ended September 30, 2009 and 2008 is presented below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
Scientific Instruments	$251.6	$233.8	$716.5	$767.3
Energy and Supercon Technologies	14.2	10.2	36.0	32.5
Eliminations (a)	(0.7)	(1.9)	(4.4)	(7.9)
Total revenue	$265.1	$242.1	$748.1	$791.9

Operating Income:
Scientific Instruments	$26.9	$18.0	$63.4	$65.7
Energy and Supercon Technologies	(1.2)	(2.9)	(4.3)	(6.6)
Corporate, eliminations and other (b)	0.3	—	1.4	0.2
Total operating income	$26.0	$15.1	$60.5	$59.3

(a) Represents product and service revenue between reportable segments.

(b) Represents corporate costs and eliminations not allocated to the reportable segments.

Total assets by segment as of September 30, 2009 and December 31, 2008 are as follows (in millions):

	September 30,	December 31,
	2009	2008
Scientific Instruments	$1,076.5	$1,081.5
Energy and Supercon Technologies	58.9	39.4
Corporate, eliminations and other (a)	(11.2)	(4.6)
Total	$1,124.2	$1,116.3

(a) Represents corporate assets not allocated to the reportable segments and eliminations of intercompany transactions.

20.       Recent Accounting Pronouncements

The FASB issued Codification Topic No. 105, Generally Accepted Accounting Principles. Codification Topic No. 105 is effective for fiscal years and interim periods, ending after September 15, 2009. Codification Topic No. 105 is intended to improve financial reporting by identifying the FASB Accounting Standards Codification and rules and interpretive releases of the SEC under authority of federal securities laws as the sole sources of authoritative accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for SEC registrants. The adoption of Codification Topic No. 105 did not have a material impact on the Company’s results of operations, financial position or cash flows.

In September 2009, the Emerging Issues Task Force reached consensus on FASB Accounting Standards Update 2009-14, Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements. FASB Accounting Standards Updates 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are excluded from the software revenue guidance in Subtopic 985-605, Software-Revenue Recognition. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. FASB Accounting Standards Updates 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, however, early adoption is permitted. The Company is currently assessing the impact that the additional disclosure requirements will have on its results of operations and financial position and when the Company will adopt these requirements.

In September 2009, the Emerging Issues Task Force reached consensus on FASB Accounting Standards Update 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements. FASB Accounting Standards Update 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. FASB Accounting Standards Update 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, however, early adoption is permitted. The Company is currently assessing the impact that the additional disclosure requirements will have on its results of operations and financial position and when the Company will adopt these requirements.

The FASB amended Codification Topic No. 715, Compensation—Retirement Plans, to require detailed disclosures regarding the investment strategies, fair value measurements, and concentrations of risk of plan assets of a defined benefit pension or other postretirement plan. The additional disclosures are effective for fiscal years ending after December 15, 2009 and will be applied prospectively. The Company is currently assessing the impact that the additional disclosure requirements will have on its results of operations and financial position.

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

•                  Results of operations. This section provides our analysis of the significant line items on our consolidated statement of operations for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008.

•                  Liquidity and capital resources. This section provides an analysis of our liquidity and cash flow and a discussion of our outstanding debt and commitments.

•                  Recent accounting pronouncements. This section provides information about new accounting standards that have been issued but for which adoption is not yet required.

EXECUTIVE OVERVIEW

Business Overview

Bruker Corporation and its wholly-owned subsidiaries design, manufacture, service and market proprietary life science and materials research systems based on its core technology platforms, including X-ray technologies, magnetic resonance technologies, mass spectrometry technologies, optical emission spectroscopy and infrared and Raman molecular spectroscopy technologies. We sell a broad range of field analytical systems for chemical, biological, radiological, nuclear and explosive detection, or CBRNE. We also develop and manufacture low temperature and high temperature superconducting wire products and superconducting devices. Our diverse customer base includes life science, pharmaceutical, biotechnology and molecular diagnostic research companies, academic institutions, advanced materials and semiconductor industries and government agencies. We maintain major technical and manufacturing centers in Europe, North America and Japan and we have sales offices located throughout the world. Our corporate headquarters are located in Billerica, Massachusetts.

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

We are organized into five operating segments, representing each of our five divisions: Bruker AXS, Bruker BioSpin, Bruker Daltonics, Bruker Optics and Bruker Energy and Supercon Technologies. Bruker AXS is in the business of manufacturing and distributing advanced X-ray, spark-optical emission spectroscopy and atomic force microscopy instrumentation used in non-destructive molecular and elemental analysis. Bruker BioSpin is in the business of manufacturing and distributing enabling life science tools based on magnetic resonance technology. Bruker Daltonics is in the business of manufacturing and distributing mass spectrometry instruments that can be integrated and used along with other analytical instruments and our CBRNE detection products. Bruker Optics is in the business of manufacturing and distributing research, analytical and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy technologies. Bruker Energy and Supercon Technologies is in the business of developing and producing low temperature superconductor and high temperature superconductor wires for use in advanced magnet technology and energy applications as well as linear accelerators, accelerator cavities, insertion devices, superconducting fault current limiters, other accelerator components and specialty superconducting magnets for physics and energy research and a variety of other scientific applications.

We have combined the Bruker AXS, Bruker BioSpin, Bruker Daltonics and Bruker Optics operating segments into the Scientific Instruments reporting segment because each has similar economic characteristics, product processes and services, types and classes of customers, methods of distribution and regulatory environments. As such, management reports its results based on the following segments:

•                  Scientific Instruments. The operations of this segment include the design, manufacture and distribution of advanced instrumentation and automated solutions based on X-ray technology, spark-optical emission spectroscopy technology, atomic force microscopy, magnetic resonance technology, mass spectrometry technology and infrared and Raman molecular spectroscopy technology. Typical customers of the Scientific Instruments segment include pharmaceutical, biotechnology, molecular diagnostic companies, academic institutions, medical schools, other non-profit organizations, clinical microbiology laboratories, government departments and agencies, nanotechnology, semiconductor, chemical, cement, metals and petroleum companies and food, beverage and agricultural analysis companies and laboratories.

•                  Energy and Supercon Technologies. The operations of this segment include development and production of low temperature superconductor and high temperature superconductor wires for use in advanced magnet technology and energy applications as well as electron and ion linear accelerators, superconducting and normal conducting accelerator cavities, insertion devices, prototype superconducting fault current limiters, prototype crystal growth magnets, other accelerator components and highly specialized manufacturing services for physics and energy research and a variety of other scientific applications. Typical customers of the Energy and Supercon Technologies segment include the medical, power and energy, and processing industries, private and public research and development laboratories in the fields of fundamental and applied sciences, energy research, biotechnology and proteomics, as well as academic institutions and government agencies.

Financial Overview

For the three months ended September 30, 2009, our revenue increased by $23.0 million, or 9.5%, to $265.1 million, compared to $242.1 million for the comparable period in 2008. Included in this change in revenue is a reduction of approximately $4.6 million from the impact of foreign exchange due to the strengthening of the U.S. Dollar versus the Euro and other foreign currencies. Excluding the effect of foreign exchange, revenue increased by $27.6 million, or 11.4%. The increase in revenue, excluding the effect of foreign exchange, is attributable mainly to the Scientific Instruments segment and related primarily to sales of our magnetic resonance systems, but sales of our optical emission spectroscopy, X-ray and mass spectrometry systems also increased. The results of the third quarter of 2009, particularly higher sales of optical emission spectroscopy and X-ray systems, reflect a change in the trend of lower demand from industrial customers that has negatively impacted our results over the last several quarters. Although revenues from industrial customers improved quarter-over-quarter and sequentially, we will continue to closely monitor demand in these markets. Spending from academic and government customers has continued to increase as a result of stimulus packages implemented by governments in various countries, including the United States, Germany and Japan, and we anticipate this trend will continue into 2010.

For the nine months ended September 30, 2009, our revenue decreased by $43.8 million, or 5.5%, to $748.1 million, compared to $791.9 million for the comparable period in 2008. Included in this change in revenue is a reduction of approximately $47.6 million from the impact of foreign exchange due to the strengthening of the U.S. Dollar versus the Euro and other foreign currencies. Excluding the effect of foreign exchange, revenue increased by $3.8 million, or 0.5%. The increase in revenue, excluding the effect of foreign exchange, is attributable mainly to higher sales of mass spectrometry systems offset by lower sales of magnetic resonance systems and X-ray and spark-OES systems. The mix of products sold reflects the overall trend in revenue from prior quarters, specifically, lower demand from industrial customers offset by increased demand from academic and government customers. We attribute the trend in lower sales to industrial customers as a function of the worldwide recession. Spending from academic and government customers has increased, however, as a result of stimulus packages implemented by governments of various countries, including the U.S., Germany and Japan.

Income from operations for the three months ended September 30, 2009 was $26.0 million, resulting in an operating margin of 9.8%, compared to income from operations of $15.1 million, resulting in an operating margin of 6.2%, for the comparable period in 2008. Income from operations for the three months ended September 30, 2009 increased by $10.9 million as a result of the higher revenues described above. Higher revenues also resulted in higher gross profits, although our gross profit margin as a percentage of revenue for the third quarter of 2009 decreased to 45.0% compared to 45.9% for the comparable period in 2008. Lower gross profit margins were primarily a function of product mix and, to a lesser degree, pricing pressure, particularly in the industrial markets. A decrease in operating expenses also contributed to an improvement in operating margins and is attributable to changes in foreign currency exchange rates and various cost reduction programs.

Income from operations for the nine months ended September 30, 2009 was $60.5 million, resulting in an operating margin of 8.1%, compared to income from operations of $59.3 million, resulting in an operating margin of 7.5%, for the comparable period in 2008. Operating margins in the first nine months of 2009 include $0.6 million of acquisition-related credits and operating margins in the first nine months of 2008 include $6.2 million of acquisition-related charges. Excluding the effect of these acquisition-related credits and charges, income from operations decreased by $5.6 million as a result of the lower revenues described above, offset by a decrease in operating expenses. Lower revenues also resulted in lower gross profits; however, our gross profit margin as a percentage of revenue was relatively flat at 44.5% for the first nine months of 2009 compared to 44.8% for the comparable period in 2008. Higher gross profit margins on our newly introduced mass spectrometry products, in addition to productivity initiatives, the benefits of cost cutting and changes in foreign exchange rates, allowed us to maintain our overall gross profit margins despite lower revenues. The decrease in operating expenses is attributable to changes in foreign currency exchange rates and cost reduction programs implemented throughout the second half of 2008.

During the nine months ended September 30, 2009, we recorded net losses on foreign currency transactions of $0.2 million compared to net losses of $5.8 million for the comparable period in 2008. We incurred $12.2 million of foreign exchange losses in the first three months of 2008 that were driven by the re-measurement of certain foreign currency denominated assets, principally cash, inter-company receivables and a short-term inter-company loan, into the functional currency of the affected entities.

We incurred approximately $6.2 million of interest expense during the nine months ended September 30, 2009 compared to $9.1 million for the comparable period in 2008. Of the total interest expense incurred during the nine months ended September 30, 2009, approximately $4.9 million related to a credit facility that we entered into during the first quarter of 2008. We initially borrowed $351.0 million under this credit facility in order to finance the acquisition of Bruker BioSpin. In the first nine months of 2009, we repaid approximately $52.2 million of the amounts outstanding under this credit agreement and, from the inception of this credit agreement, we have reduced the net amount outstanding by approximately $207.5 million.

Our effective tax rate for the three months ended September 30, 2009 was 33.5%, compared to (12.6)% for the comparable period in 2008. Our effective tax rate for the nine months ended September 30, 2009 was 33.1%, compared to 24.3% for the comparable period in 2008. The change in our effective tax rate relates primarily to the amount and mix of income and taxes outside the U.S because we are not able to record a tax benefit on losses incurred in the U.S. The tax benefit in the third quarter of 2008 was primarily the result of $10.9 million related to reversing certain valuation allowances and reaching the more-likely-than-not threshold for recognizing certain tax receivables.

Our net income attributable to the shareholders of Bruker Corporation for the three months ended September 30, 2009 was $16.4 million, or $0.10 per diluted share, compared to $17.8 million, or $0.11 per diluted share, for the comparable period in 2008. Our net income attributable to the shareholders of Bruker Corporation for the nine months ended September 30, 2009 was $37.7 million, or $0.23 per diluted share, compared to $38.7 million, or $0.23 per diluted share, for the comparable period in 2008.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

Consolidated Results

The following table presents our results for the three months ended September 30, 2009 and 2008 (dollars in millions, except per share data):

	Three Months Ended
	September 30,
	2009	2008
Product revenue	$230.7	$211.8
Service revenue	32.4	28.8
Other revenue	2.0	1.5
Total revenue	265.1	242.1

Cost of product revenue	127.9	114.6
Cost of service revenue	18.0	16.4
Total cost of revenue	145.9	131.0
Gross profit	119.2	111.1

Operating expenses:
Sales and marketing	44.1	45.2
General and administrative	17.5	17.7
Research and development	31.6	33.1
Total operating expenses	93.2	96.0
Operating income	26.0	15.1

Interest and other income (expense), net	(1.8)	0.8
Income before income taxes and noncontrolling interest in consolidated subsidiaries	24.2	15.9
Income tax provision (benefit)	8.1	(2.0)
Consolidated net income	16.1	17.9
Less: net income (loss) attributable to noncontrolling interests	(0.3)	0.1
Net income attributable to Bruker Corporation	$16.4	$17.8

Net income per common share attributable to Bruker Corporation shareholders - basic and diluted	$0.10	$0.11

Weighted average common shares outstanding:
Basic	163.5	162.8
Diluted	165.0	165.9

Revenue

Our revenue increased by $23.0 million, or 9.5%, to $265.1 million for the three months ended September 30, 2009, compared to $242.1 million for the comparable period in 2008. Included in this change in revenue is a reduction of approximately $4.6 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue increased by 11.4%. The increase in revenue, excluding the effect of foreign exchange, is attributable mainly to the Scientific Instruments segment and related primarily to our magnetic resonance systems, but we also increased sales of our optical emission spectroscopy, X-ray and mass spectrometry systems. The results of the third quarter of 2009, particularly higher sales of optical emission spectroscopy and X-ray systems, reflect a change in the trend of lower demand from industrial customers that has negatively impacted our results over the last several quarters. Although revenues from industrial customers improved quarter-over-quarter and sequentially, we will continue to closely monitor demand in these markets. Spending from academic and government customers has continued to increase as a result of stimulus packages implemented by governments in various countries, including the United States, Germany and Japan.

Cost of Revenue

Our cost of product and service revenue for the three months ended September 30, 2009, was $145.9 million, resulting in a gross profit margin of 45.0%, compared to cost of product and service revenue of $131.0 million, resulting in a gross profit margin of 45.9%, for the comparable period in 2008. Our gross profits increased by $8.1 million for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Gross profits increased because of the increase in revenues described above. The decrease in gross profit margin is primarily a function of product mix and, to a lesser degree, pricing pressure, particularly in the industrial markets.

Sales and Marketing

Our sales and marketing expense for the three months ended September 30, 2009 decreased to $44.1 million, or 16.8% of product and service revenue, from $45.2 million, or 18.8% of product and service revenue, for the comparable period in 2008. The decrease in sales and marketing expense is attributable mainly to changes in foreign currency exchange rates, primarily the Euro. Additionally, we realized the benefits from certain cost cutting initiatives, but those savings were offset, in part, by selling and marketing efforts associated with a number of recently introduced products.

General and Administrative

Our general and administrative expense for the three months ended September 30, 2009 was $17.5 million, or 6.7% of product and service revenue, essentially flat compared with general and administrative expense of $17.7 million, or 7.4% of product and service revenue, for the comparable period in 2008.

Research and Development

Our research and development expense for the three months ended September 30, 2009 decreased to $31.6 million, or 12.0% of product and service revenue, from $33.1 million, or 13.8% of product and service revenue, for the comparable period in 2008. The decrease in research and development expense is attributable mainly to changes in foreign currency exchange rates, primarily the Euro, as a majority of our research and development is performed in Europe. Additionally, we realized the benefits from certain cost cutting initiatives, but those savings were offset, in part, by investments in a number of new products and features scheduled to be released in the next six to twelve months.

Interest and Other Income (Expense), Net

Interest and other income (expense), net during the three months ended September 30, 2009 was $(1.8) million, compared to $0.8 million for the comparable period of 2008.

During the three months ended September 30, 2009, the major components within interest and other income (expense), net were net interest expense of $1.4 million and realized and unrealized losses on foreign currency transactions of $0.8 million. During the three months ended September 30, 2008, the major component within interest and other income (expense), net, were realized and unrealized gains on foreign currency transactions of $3.2 million offset, in part, by net interest expense of $2.7 million.

Income Tax Provision (Benefit)

Our effective tax rate generally reflects our tax provision for non-U.S. entities only since no benefit was recognized for losses incurred in the U.S. We will maintain a full valuation allowance against all U.S. deferred tax assets, including our U.S. net operating losses and tax credits, until evidence exists that it is more likely than not that the loss carryforward and credit amounts will be utilized to offset U.S. taxable income. Our tax rate may change over time as the amount and mix of income and taxes outside the U.S. changes. The effective tax rate is calculated using our projected annual pre-tax income or loss and is affected by tax credits, the expected level of other tax benefits, and the impact of changes to the valuation allowance, as well as changes in the mix of our pre-tax income and losses among jurisdictions with varying statutory tax rates and credits.

The income tax provision (benefit) for the three months ended September 30, 2009, was $8.1 million compared to $(2.0) million for the three months ended September 30, 2008, representing effective tax rates of 33.5% and (12.6)%, respectively. The tax benefit in the third quarter of 2008 was primarily the result of reversing certain valuation allowances and reaching the more-likely-than-not threshold for recognizing certain tax receivables.

During the third quarter of 2008, two German subsidiaries in the Scientific Instruments segment were merged into a third German subsidiary. As a result of the merger, we were able to use certain net operating loss carryforwards that existed in the merged entities but had previously been fully reserved. The valuation allowance related to these net operating loss carryforwards was reversed in the third quarter of 2008 and resulted in a tax benefit of approximately $6.5 million. Additionally, we established a profit and loss sharing agreement between two other German subsidiaries during the third quarter of 2008. This agreement allows the losses of one entity to reduce the taxable income of the other entity. Prior to this agreement being put in place, certain deferred tax assets related to these entities had full valuation allowances. These valuation allowances were reversed during the third quarter of 2008, resulting in a tax benefit of approximately $1.2 million.

We received a $0.5 million refund of French taxes on inter-corporate dividends during the third quarter of 2008, which was recorded as a tax benefit. This refund related to withholding taxes paid in connection with dividends paid by a French subsidiary to its Swiss parent company in 2005 and 2006. At the end of 2007, as a result of a tax law change in France, we determined that a refund of these withholding taxes was uncertain and did not meet the more likely than not threshold for recording a tax receivable. As such, the 2005, 2006 and 2007 taxes paid on dividends from the French subsidiary to its Swiss parent were expensed through the income tax provision with no corresponding tax receivable recorded. Because the facts and circumstances around the dividends and the withholding taxes were the same for all three years and the 2005 and 2006 withholding taxes were refunded by the French government, we concluded that it was more likely than not that the 2007 French withholding taxes would also be refunded. As such, we also recorded a tax benefit of approximately $2.7 million during the third quarter of 2008 for the 2007 withholding tax receivable. We received the refund of these withholding taxes in the third quarter of 2009.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests for the three months ended September 30, 2009 was $(0.3) million compared to $0.1 million for the comparable period of 2008. Net income (loss) attributable to noncontrolling interests represents the minority shareholders’ proportionate share of the net income (loss) recorded by five majority-owned indirect subsidiaries, Bruker Baltic Ltd., Bruker Labmate Pvt. Ltd., InCoaTec GmbH and Perch Solutions OY, which are included in the Scientific Instruments segment, and RI Research Instruments GmbH, which is included in the Energy and Supercon Technologies segment.

Net Income Attributable to Bruker Corporation

Our net income for the three months ended September 30, 2009, was $16.4 million, or $0.10 per diluted share, compared to $17.8 million, or $0.11 per diluted share for the comparable period in 2008.

Segment Results

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment for the three months ended September 30, 2009 and 2008 (dollars in millions):

	2009	2008	Dollar Change	Percentage Change
Scientific Instruments	$251.6	$233.8	$17.8	7.6%
Energy and Supercon Technologies	14.2	10.2	4.0	39.2%
Eliminations (a)	(0.7)	(1.9)	1.2
	$265.1	$242.1	$23.0	9.5%

(a) Represents product and service revenue between reportable segments.

Scientific Instruments Segment Revenues

Scientific Instruments segment revenue increased by $17.8 million, or 7.6%, to $251.6 million for the three months ended September 30, 2009, compared to $233.8 million for the comparable period in 2008. Included in this change in revenue is a reduction of approximately $3.9 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue increased by 9.3%. The increase in revenue, excluding the effect of foreign exchange, is related primarily to sales of our magnetic resonance systems, but sales of our optical emission spectroscopy products, X-ray products and mass spectrometry systems also increased.

System revenue and aftermarket revenue as a percentage of total Scientific Instruments segment revenue were as follows during the three months ended September 30, 2009 and 2008 (dollars in millions):

	2009		2008
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System revenue	$197.6	78.5%	$176.9	75.7%
Aftermarket revenue	54.0	21.5%	56.9	24.3%
Total revenue	$251.6	100.0%	$233.8	100.0%

System revenues in the Scientific Instruments segment include X-ray systems, nuclear magnetic resonance systems, magnetic resonance imaging systems, electron paramagnetic imaging systems, mass spectrometry systems, CBRNE detection systems and molecular spectroscopy systems. Aftermarket revenues in the Scientific Instruments segment include accessory sales, consumables, training and services.

Energy and Supercon Technologies Segment Revenues

Energy and Supercon Technologies segment revenue increased by $4.0 million, or 39.2%, to $14.2 million for the three months ended September 30, 2009, compared to $10.2 million for the comparable period in 2008. Included in this change in revenue is a reduction of approximately $0.7 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue increased by 46.1%. The increase in revenue, excluding the effect of foreign exchange, is attributable to the acquisition of the research instruments business offset in part by lower demand for certain types of superconducting wire.

System and wire revenue and aftermarket revenue as a percentage of total Energy and Supercon Technologies segment revenue were as follows during the three months ended September 30, 2009 and 2008 (dollars in millions):

	2009		2008
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System and wire revenue	$13.5	95.1%	$9.2	90.2%
Aftermarket revenue	0.7	4.9%	1.0	9.8%
Total revenue	$14.2	100.0%	$10.2	100.0%

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

Income (Loss) from Operations

The following table presents income (loss) from operations and operating margins on revenue by reportable segment for the three months ended September 30, 2009 and 2008 (dollars in millions):

	2009		2008
	Operating Income	Percentage of Segment Revenue	Operating Income	Percentage of Segment Revenue
Scientific Instruments	$26.9	10.7%	$18.0	7.7%
Energy and Supercon Technologies	(1.2)	(8.5)%	(2.9)	(28.4)%
Corporate, eliminations and other (a)	0.3		—
Total operating income	$26.0	9.8%	$15.1	6.2%

(a) Represents corporate costs and eliminations not allocated to the reportable segments.

Scientific Instruments segment income from operations for the three months ended September 30, 2009 was $26.9 million, resulting in an operating margin of 10.7%, compared to income from operations of $18.0 million, resulting in an operating margin of 7.7%, for the comparable period in 2008.

Income from operations in the Scientific Instruments segment increased as a result of the higher revenues described above and a decrease in operating expenses. In the third quarter of 2009, gross profit margin as a percentage of revenue in the Scientific Instruments decreased to 45.6% from 47.4% for the comparable period in 2008. The change in gross profit margin as a percentage of revenue is a function of product mix. The decrease in operating expenses is attributable to changes in foreign currency exchange rates and various cost reduction programs.

Energy and Supercon Technologies segment loss from operations for the three months ended September 30, 2009 was $1.2 million, resulting in an operating margin of (8.5)%, compared to a loss from operations of $2.9 million, resulting in an operating margin of (28.4)%, for the comparable period in 2008.

The decrease in the loss from operations was a result of the higher revenues described above and an improvement in gross profit margin as a percentage of revenue.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

Consolidated Results

The following table presents our results for the nine months ended September 30, 2009 and 2008 (dollars in millions, except per share data):

	Nine Months Ended
	September 30,
	2009	2008
Product revenue	$655.8	$700.4
Service revenue	87.6	87.7
Other revenue	4.7	3.8
Total revenue	748.1	791.9

Cost of product revenue	364.8	382.3
Cost of service revenue	50.2	54.9
Total cost of revenue	415.0	437.2
Gross profit	333.1	354.7

Operating expenses:
Sales and marketing	130.6	136.7
General and administrative	50.8	51.7
Research and development	91.8	100.8
Acquisition-related charges (credits), net	(0.6)	6.2
Total operating expenses	272.6	295.4
Operating income	60.5	59.3

Interest and other income (expense), net	(4.6)	(7.8)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	55.9	51.5
Income tax provision	18.5	12.5
Consolidated net income	37.4	39.0
Less: net income attributable to noncontrolling interests	(0.3)	0.3
Net income attributable to Bruker Corporation	$37.7	$38.7

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.23	$0.24
Diluted	$0.23	$0.23

Weighted average common shares outstanding:
Basic	163.4	162.5
Diluted	164.7	165.6

Revenue

Our revenue decreased by $43.8 million, or (5.5)%, to $748.1 million for the nine months ended September 30, 2009, compared to $791.9 million for the comparable period in 2008. Included in this change in revenue is a reduction of approximately $47.6 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue increased by 0.5%. The increase in revenue, excluding the effect of foreign exchange, is attributable mainly to higher sales of mass spectrometry systems offset by lower sales of magnetic resonance systems and X-ray and spark-OES systems. The mix of products sold reflects the overall trend in revenue from prior quarters, specifically, lower demand from industrial customers offset by increased demand from academic and government customers.

Cost of Revenue

Our cost of product and service revenue for the nine months ended September 30, 2009, was $415.0 million,

resulting in a gross profit margin of 44.5%, compared to cost of product and service revenue of $437.2 million, resulting in a gross profit margin of 44.8%, for the comparable period in 2008. Lower revenues also resulted in lower gross profits. Higher gross profit margins on our newly introduced mass spectrometry products, in addition to productivity initiatives, the benefits of cost cutting and changes in foreign exchange rates, allowed us to maintain our overall gross profit margin despite lower revenues.

Sales and Marketing

Our sales and marketing expense for the nine months ended September 30, 2009 decreased to $130.6 million, or 17.6% of product and service revenue, from $136.7 million, or 17.3% of product and service revenue, for the comparable period in 2008. The decrease in sales and marketing expense is attributable mainly to changes in foreign currency exchange rates, primarily the Euro. Additionally, realized the benefits from certain cost cutting initiatives, but those savings were offset, in part, by selling and marketing efforts associated with a number of recently introduced products.

General and Administrative

Our general and administrative expense for the nine months ended September 30, 2009 was $50.8 million, or 6.8% of product and service revenue, essentially flat compared with general and administrative expense of $51.7 million, or 6.6% of product and service revenue, for the comparable period in 2008.

Research and Development

Our research and development expense for the nine months ended September 30, 2009 decreased to $91.8 million, or 12.3% of product and service revenue, from $100.8 million, or 12.8% of product and service revenue, for the comparable period in 2008. The decrease in research and development expense is attributable mainly to changes in foreign currency exchange rates, primarily the Euro, as a majority of our research and development is performed in Europe. Additionally, we realized the benefits from certain cost cutting initiatives, but those savings were offset, in part, by investments in a number of new products and features scheduled to be released in the next six to twelve months.

Acquisition-Related Charges (Credits), Net

Acquisition-related credits of $(0.6) million recorded in the first nine months of 2009 relate entirely to the Energy and Supercon Technologies segment and include a bargain purchase gain of $2.1 million recorded in connection with the acquisition of the research instruments business from Varian Medical Systems, Inc. offset, in part, by $0.8 million of transaction costs incurred in connection with the acquisition of the research instruments business and $0.7 million of impairment charges associated with fixed assets used in the production of certain superconducting wire.

Acquisition-related charges in the first nine months of 2008 relate entirely to the Scientific Instruments segment and consist of $6.2 million of transaction costs incurred in connection with the acquisition of Bruker BioSpin. The acquisition of Bruker BioSpin represented a combination of companies under common control due to a majority of ownership of both Bruker Corporation and Bruker BioSpin by the same individuals and, as a result, transaction costs were expensed as incurred.

Interest and Other Income (Expense), Net

Interest and other income (expense), net during the nine months ended September 30, 2009 was $(4.6) million, compared to $(7.8) million for the comparable period of 2008.

During the nine months ended September 30, 2009, the major component within interest and other income (expense), net was net interest expense of $5.0 million. During the nine months ended September 30, 2008, the major component within interest and other income (expense), net, was realized and unrealized losses on foreign currency transactions of $5.8 million. Losses on foreign currency transactions in the first nine months of 2008 resulted from the re-measurement of certain foreign currency denominated assets, principally cash, inter-company receivables and a short-term inter-company loan into the functional currency of the affected entities.

Income Tax Provision

Our effective tax rate generally reflects our tax provision for non-U.S. entities only since no benefit was recognized for losses incurred in the U.S. We will maintain a full valuation allowance against all U.S. deferred tax assets, including our U.S. net operating losses and tax credits, until evidence exists that it is more likely than not that the loss carryforward and credit amounts will be utilized to offset U.S. taxable income. Our tax rate may change over time as the amount and mix of income and taxes outside the U.S. changes. The effective tax rate is calculated using our projected annual pre-tax income or loss and is affected by tax credits, the expected level of other tax benefits, and the impact of changes to the valuation allowance, as well as changes in the mix of our pre-tax income and losses among jurisdictions with varying statutory tax rates and credits.

The income tax provision for the nine months ended September 30, 2009, was $18.5 million compared to $12.5 million for the nine months ended September 30, 2008, representing effective tax rates of 33.1% and 24.3%, respectively. The tax provision in the first nine months of 2008 benefited from reversing certain valuation allowances and reaching the more-likely-than-not threshold for recognizing certain tax receivables in the third quarter of 2008.

During the third quarter of 2008, two German subsidiaries in the Scientific Instruments segment were merged into a third German subsidiary. As a result of the merger, we were able to use certain net operating loss carryforwards that existed in the merged entities but had previously been fully reserved. The valuation allowance related to these net operating loss carryforwards was reversed in the third quarter of 2008 and resulted in a tax benefit of approximately $6.5 million. Additionally, we established a profit and loss sharing agreement between two other German subsidiaries during the third quarter of 2008. This agreement allows the losses of one entity to reduce the taxable income of the other entity. Prior to this agreement being put in place, certain deferred tax assets related to these entities had full valuation allowances. These valuation allowances were reversed during the third quarter of 2008 resulting in a tax benefit of approximately $1.2 million.

We received a $0.5 million refund of French taxes on inter-corporate dividends during the third quarter of 2008 which was recorded as a tax benefit. This refund related to withholding taxes paid in connection with dividends paid by a French subsidiary to its Swiss parent company in 2005 and 2006. At the end of 2007, as a result of a tax law change in France, we determined that a refund of these withholding taxes was uncertain and did not meet the more likely than not threshold for recording a tax receivable. As such, the 2005, 2006 and 2007 taxes paid on dividends from the French subsidiary to its Swiss parent were expensed through the income tax provision with no corresponding tax receivable recorded. Because the facts and circumstances around the dividends and the withholding taxes were the same for all three years and the 2005 and 2006 withholding taxes were refunded by the French government, we concluded that it was more likely than not that the 2007 French withholding taxes would also be refunded. As such, we also recorded a tax benefit of approximately $2.7 million during the third quarter of 2008 for the 2007 withholding tax receivable. We received the refund of these withholding taxes in the third quarter of 2009.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests for the nine months ended September 30, 2009 was $(0.3) million compared to $0.3 million for the comparable period of 2008. Net income (loss) attributable to noncontrolling interests represents the minority shareholders’ proportionate share of the net income (loss) recorded by five majority-owned indirect subsidiaries, Bruker Baltic Ltd., Bruker Labmate Pvt. Ltd., InCoaTec GmbH and Perch Solutions OY, which are included in the Scientific Instruments segment, and RI Research Instruments GmbH, which is included in the Energy and Supercon Technologies segment.

Net Income Attributable to Bruker Corporation

Our net income for the nine months ended September 30, 2009, was $37.7 million, or $0.23 per diluted share, compared to $38.7 million, or $0.23 per diluted share for the comparable period in 2008.

Segment Results

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment for the nine months ended September 30, 2009 and 2008 (dollars in millions):

	2009	2008	Dollar Change	Percentage Change
Scientific Instruments	$716.5	$767.3	$(50.8)	(6.6)%
Energy and Supercon Technologies	36.0	32.5	3.5	10.8%
Eliminations (a)	(4.4)	(7.9)	3.5
	$748.1	$791.9	$(43.8)	(5.5)%

(a) Represents product and service revenue between reportable segments.

Scientific Instruments Segment Revenues

Scientific Instruments segment revenue decreased by $50.8 million, or 6.6%, to $716.5 million for the nine months ended September 30, 2009, compared to $767.3 million for the comparable period in 2008. Included in this change in revenue is a reduction of approximately $43.5 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue decreased by 1.0%. The decrease in revenue, excluding the effect of foreign exchange, is related primarily to decreased sales volume of magnetic resonance systems and X-ray and spark-OES products. The decrease in revenue was offset, in part, by higher volumes of mass spectrometry systems. The mix of products sold in the Scientific Instruments segment reflects the trend in revenue over several previous quarters, specifically, lower demand from industrial customers offset by increased demand from academic and government customers.

System revenue and aftermarket revenue as a percentage of total Scientific Instruments segment revenue were as follows during the nine months ended September 30, 2009 and 2008 (dollars in millions):

	2009		2008
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System revenue	$565.4	78.9%	$603.2	78.6%
Aftermarket revenue	151.1	21.1%	164.1	21.4%
Total revenue	$716.5	100.0%	$767.3	100.0%

System revenues in the Scientific Instruments segment include X-ray systems, nuclear magnetic resonance systems, magnetic resonance imaging systems, electron paramagnetic imaging systems, mass spectrometry systems, CBRNE detection systems and molecular spectroscopy systems. Aftermarket revenues in the Scientific Instruments segment include accessory sales, consumables, training and services.

Energy and Supercon Technologies Segment Revenues

Energy and Supercon Technologies segment revenue increased by $3.5 million, or 10.8%, to $36.0 million for the nine months ended September 30, 2009, compared to $32.5 million for the comparable period in 2008. Included in this change in revenue is a reduction of approximately $4.1 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue increased by 23.4%. The increase in revenue, excluding the effect of foreign exchange, is attributable to the acquisition of the research instruments business offset in part by lower demand for certain superconducting wire.

System and wire revenue and aftermarket revenue as a percentage of total Energy and Supercon Technologies segment revenue were as follows during the nine months ended September 30, 2009 and 2008 (dollars in millions):

	2009		2008
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System and wire revenue	$34.4	95.6%	$29.6	91.1%
Aftermarket revenue	1.6	4.4%	2.9	8.9%
Total revenue	$36.0	100.0%	$32.5	100.0%

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

Income (Loss) from Operations

The following table presents income (loss) from operations and operating margins on revenue by reportable segment for the nine months ended September 30, 2009 and 2008 (dollars in millions):

	2009		2008
	Operating Income	Percentage of Segment Revenue	Operating Income	Percentage of Segment Revenue
Scientific Instruments	$63.4	8.8%	$65.7	8.6%
Energy and Supercon Technologies	(4.3)	(11.9)%	(6.6)	(20.3)%
Corporate, eliminations and other (a)	1.4		0.2
Total operating income	$60.5	8.1%	$59.3	7.5%

(a) Represents corporate costs and eliminations not allocated to the reportable segments.

Scientific Instruments segment income from operations for the nine months ended September 30, 2009 was $63.4 million, resulting in an operating margin of 8.8%, compared to income from operations of $65.7 million, resulting in an operating margin of 8.6%, for the comparable period in 2008. Operating margins in the first nine months of 2008 included $6.2 million of acquisition-related charges. Excluding the effect of these acquisition-related charges, the operating margin for the nine months ended September 30, 2008 was 9.4%.

Income from operations in the Scientific Instruments segment decreased as a result of the lower revenues described above which resulted in lower gross profits. The decrease in gross profit was offset, in part, by lower operating expenses. Gross profit margin as a percentage of revenue in the Scientific Instruments segment was 45.7% in the first nine months of 2009 compared 45.5% for the comparable period in 2008. Higher gross profit margins on our newly introduced mass spectrometry products, in addition to productivity initiatives, the benefits of cost cutting and changes in foreign exchange rates, allowed us to maintain our overall gross profit margins despite lower revenues. The decrease in operating expenses is attributable to changes in foreign currency exchange rates and cost reduction programs implemented throughout the second half of 2008.

Energy and Supercon Technologies segment loss from operations for the nine months ended September 30, 2009 was $4.3 million, resulting in an operating margin of (11.9)%, compared to a loss from operations of $6.6 million, resulting in an operating margin of (20.3)%, for the comparable period in 2008.

Loss from operations in the Energy and Supercon Technologies segment in the first nine months of 2009 included a bargain purchase gain of $2.1 million recorded in connection with the acquisition of the research instruments business offset, in part, by $0.8 million of transaction costs incurred in connection with the acquisition of the research instruments business and $0.7 million of impairment charges associated with fixed assets used in the production of certain superconducting wire. Excluding the effect of these acquisition-related charges, the decrease in the loss from operations resulted from higher revenues and an improvement in gross profit margin as a percentage of revenue.

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

During the nine months ended September 30, 2009, net cash provided by operating activities was $67.3 million, resulting primarily from $37.7 million of net income and $12.0 million of net changes in working capital. During the nine months ended September 30, 2008, net cash provided by operating activities was $18.9 million, resulting primarily from $56.9 million of net income adjusted for non-cash items offset, in part, by $38.0 million of net changes in working capital.

During the nine months ended September 30, 2009, net cash used by investing activities was $11.2 million, compared to net cash used by investing activities of $41.0 million during the nine months ended September 30, 2008. Cash used by investing activities during the nine months ended September 30, 2009 was attributable primarily to $8.9 million of capital expenditures and $1.6 million used for acquisitions. Cash used by investing activities during the nine months ended September 30, 2008 was attributable primarily to $39.8 million of capital expenditures. The decrease in capital expenditures during the nine months ended September 30, 2009 compared to 2008 related primarily to the expansion of our facility in Ettlingen, Germany, which was completed in the third quarter of 2008.

During the nine months ended September 30, 2009, net cash used by financing activities was $71.0 million, compared to net cash used by financing activities of $235.9 million during the nine months ended September 30, 2008. Cash used by financing activities during the nine months ended September 30, 2009 was attributable to $71.6 million of net debt repayments under various long-term and short-term arrangements. Cash used by financing activities during the nine months ended September 30, 2008 was attributable to $386.0 million paid to certain shareholders of Bruker BioSpin in connection with the acquisition and $23.4 million of withholding taxes paid in connection with a dividend declared by Bruker BioSpin prior to the acquisition. These uses were offset, in part, by $172.7 million of net borrowings related primarily to the Credit Agreement.

At September 30, 2009, we had outstanding debt totaling $151.3 million consisting of $143.5 million outstanding under the Credit Agreement, including $135.0 million outstanding under a term loan and $8.5 million under revolving loans, $2.5 million outstanding under other long-term debt arrangements, $0.4 million outstanding under other revolving lines of credit and $4.9 million under capital lease obligations. At September 30, 2009, we classified the $8.5 million borrowed under the revolving credit line of the Credit Agreement as short-term because we expect to repay this amount in the next twelve months. At December 31, 2008, we had outstanding debt totaling $223.8 million consisting of $196.5 million outstanding under the Credit Agreement, including $144.4 million drawn on a term loan and $52.1 million under revolving loans, $15.8 million outstanding under other long-term debt arrangements, $6.2 million outstanding under other revolving lines of credit and $5.3 million under capital lease obligations. At December 31, 2008, we classified $35.6 million of the $52.1 million borrowed under the revolving credit line of the Credit Agreement as long-term because of our expectation that we would not repay this amount in the next twelve months.

On February 26, 2008, we completed our acquisition of Bruker BioSpin for $914.0 million. The acquisition of Bruker BioSpin was financed with 57,544,872 shares of unregistered common stock valued at $526.0 million based on the trailing 10-day trading average closing price of $9.14 per share as of two days prior to the signing of the transaction agreements, $351.0 million of cash obtained under a new credit facility, which we refer to as the Credit Agreement, and the balance with cash on hand. The Credit Agreement, which is with a syndication of lenders, provides for a revolving credit line with a maximum commitment of $230.0 million and a term loan facility of $150.0 million. The outstanding principal under the term loan is payable in quarterly installments through December 2012. Borrowings under the Credit Agreement bear interest, at our option, at either (i) the higher of the prime rate or the federal funds rate plus 0.50%, or (ii) adjusted LIBOR, plus margins ranging from 0.40% to 1.25% and a facility fee ranging from 0.10% to 0.20%. As of September 30, 2009, the weighted average interest rate of borrowings under the term facility of the Credit Agreement was approximately 2.7%.

Borrowings under the Credit Agreement are secured by the pledge to the banks of 100% of the capital stock of each of our wholly-owned domestic subsidiaries and 65% of the capital stock of certain of our wholly-owned direct or indirect foreign subsidiaries. The Credit Agreement also requires that we maintain certain financial ratios related to maximum leverage and minimum interest coverage, as defined in the Credit Agreement. In addition to the financial ratios, the Credit Agreement restricts, among other things, our ability to do the following: make certain payments; incur additional debt; incur certain liens; make certain investments, including derivative agreements; merge, consolidate, sell or transfer all or substantially all of our assets; and enter into certain transactions with affiliates. As of September 30, 2009, the latest measurement date, we were in compliance with the covenants of the Credit Agreement.

Other long-term debt arrangements at September 30, 2009 consist of collateralized arrangements with various financial institutions in Germany and are at fixed and variable interest rates ranging from 2.69% to 2.95% at September 30, 2009. The term of these arrangements are through various dates between 2010 and 2012.

Other revolving loans are with various financial institutions located primarily in Germany, Switzerland and France. The following is a summary of the maximum commitments and net amounts available to the Company under revolving loans as of September 30, 2009 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
Credit Agreement	1.0%	$230.0	$8.5	$1.4	$220.1
Other revolving loans	4.9%	81.0	0.4	59.9	20.7
Total revolving loans	1.1%	$311.0	$8.9	$61.3	$240.8

As of September 30, 2009, we have approximately $4.5 million of net operating loss carryforwards available to reduce future U.S. taxable income; however, these losses are severely limited in terms of their use. The Company also has approximately $45.3 million of German Trade Tax net operating losses that are carried forward indefinitely and U.S. tax credits of approximately $7.9 million available to offset future tax liabilities that expire at various dates. U.S. tax credits, after the filing of the 2008 U.S. Federal tax return in September 2009, include foreign tax credits of $6.2 million expiring in various years through 2018 and research and development tax credits of $1.7 million expiring at various dates through 2025. These operating losses and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

The following table summarizes maturities for our significant financial obligations as of September 30, 2009 (in millions):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Revolving lines of credit	$8.9	$8.9	$—	$—	$—
Long-term debt, including current portion	142.4	22.0	80.6	39.8	—
Uncertain tax contingencies	21.8	—	21.8	—	—

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“Codification”) Topic No. 105, Generally Accepted Accounting Principles. Codification Topic No. 105 is effective for fiscal years, and interim periods, ending after September 15, 2009. Codification Topic No. 105 is intended to improve financial reporting by identifying the FASB Accounting Standards Codification and rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws as the sole sources of authoritative accounting principles to be used in preparing financial statements that are presented in conformity with accounting principles generally accepted in the United States of America for SEC registrants. The adoption of Codification Topic No. 105 did not have a material impact on our results of operations, financial position or cash flows.

In September 2009, the Emerging Issues Task Force reached consensus on FASB Accounting Standards Update 2009-14, Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements. FASB Accounting Standards Updates 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are excluded from the software revenue guidance in Subtopic No. 985-605, Software-Revenue Recognition. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. FASB Accounting Standards Updates 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. However, early adoption is permitted. We are currently assessing the impact that the additional disclosure requirements will have on our results of operations and financial position and when we will adopt these requirements.

In September 2009, the Emerging Issues Task Force reached consensus on FASB Accounting Standards Update 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements. FASB Accounting Standards Update 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic No. 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. FASB Accounting Standards Update 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, however, early adoption is permitted. We are currently assessing the impact that the additional disclosure requirements will have on our results of operations and financial position and when we will adopt these requirements.

The FASB amended Codification Topic No. 715, Compensation—Retirement Plans, to require detailed disclosures regarding the investment strategies, fair value measurements, and concentrations of risk of plan assets of a defined benefit pension or other postretirement plan. The additional disclosures are effective for fiscal years ending after December 15, 2009 and will be applied prospectively. We are currently assessing the impact that FSP 132(R)-1 will have on our results of operations and financial position.

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

Our foreign exchange gains (losses), net were $(0.2) million and $(5.8) million for the nine months ended September 30, 2009 and 2008, respectively. From time to time, we have entered into foreign currency contracts in order to minimize the volatility that fluctuations in exchange rates have on our cash flows related to purchases and sales denominated in foreign currencies. We will continue to evaluate our currency risks and in the future may utilize foreign currency contracts more frequently as part of a transactional hedging program.

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

In April 2008, we entered into an interest rate swap arrangement to pay a fixed rate of approximately 3.8% and receive a variable rate based on three month LIBOR through December 31, 2012. The initial notional amount of this interest swap was $90.0 million and amortizes in proportion to the term debt component of our Credit Agreement. At September 30, 2009, the outstanding notional amount of this swap was $81.0 million. We have determined that this swap is an effective hedge of the variability of cash flows of the interest payments.

Inflation

We do not believe inflation had a material impact on our business or operating results during any of the periods presented.

ITEM 4.                                                     CONTROLS AND PROCEDURES

We have established disclosure controls and procedures that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) by others within our organization. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of September 30, 2009, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II                                                   OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS

Except as set forth below, there have been no material changes to the legal proceedings disclosed in Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2008 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009.

As previously reported, we have provided information to the Securities and Exchange Commission, or SEC, in connection with its investigation of certain allegations raised by a former Bruker BioSpin employee. In August 2009, we received notice from the SEC that the SEC staff had completed its investigation of the matter and did not intend to recommend enforcement action.

As previously reported, Roenalytic GmbH, previously known as Roentgenanalytik Appartebau GmbH, (“RAA”) filed a civil proceeding in Germany against a Bruker AXS subsidiary and one employee and raised criminal allegations against certain employees of the same Bruker AXS subsidiary in connection with alleged improper use of certain intellectual property of RAA and libel. A hearing on the civil matter was held in September 2009 and the decision of the court in Frankfurt am Main is expected to be delivered in the fourth quarter of 2009.

In the related criminal proceeding, during the third quarter of 2009 RAA began its inspection of certain items authorized by the court. The inspection has not been completed.

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

The global recession continues to hinder our growth.

The global recession has had a continuing impact on our revenues and profitability during 2009 and we expect it will materially impact our financial performance for the remainder of this year. We experienced a decrease in revenues in the first half of 2009 compared to the prior year period, and our operating income also declined. While we previously had anticipated improvement in our operating margin and earnings per share in 2009, we are not likely to reach that goal, and our revised goal is to minimize 2009 margin deterioration or to keep margins flat during the recession. While we anticipate eventual margin improvement with anticipated benefits from stimulus funding and a gradual recovery in the global economy, we cannot be sure of the extent to which we will benefit from stimulus funding or when or how robustly the global economy will improve. Our revenues and profitability may not improve or may further deteriorate.

We may not realize anticipated benefits from global stimulus packages.

Many governments around the world, including the U.S. federal government, have enacted various stimulus packages that are intended to increase investment and business activity, and in particular to provide funding for life science research, equipment and facilities. Although we believe there is opportunity for Bruker to benefit from such economic stimulus spending programs, including the American Recovery and Investment Act of 2009, there is no assurance that any such programs will have a material positive impact on our revenues and profits. The magnitude and timing of any benefits that we might realize from stimulus funding initiatives are uncertain and are subject to a number of factors beyond our control, including, without limitation, government appropriations processes in various countries in which we and our customers do business, governmental determinations regarding the allocation of stimulus funds to the academic institutions, not-for-profit research organizations and businesses that may utilize our products and technologies, the success of our customers in obtaining stimulus grants, and our customers’ decisions to use any stimulus funds they receive to purchase products from us. It is not possible to predict whether or when we will realize the benefits from stimulus packages enacted in the U.S. or elsewhere, or what impact, if any, stimulus packages will have on our business, results of operations or financial condition or the trading price of our common stock.

Our new technologies and product developments may not succeed.

We are currently developing a number of new key technologies and products, including various new LTS and HTS superconductors, prototype crystal growth magnets, and prototype superconducting fault current limiters at Bruker Energy and Supercon Technologies, new magnet types at Bruker BioSpin, new mass spectrometry technologies and applications at Bruker Daltonics, and new CBRNE detection products that may not succeed technically, or may not be able to be manufactured reliably and economically. Any technology, product or manufacturing ramp-up failure could decrease our opportunities for additional revenues and increased margins.

Health care reform in the U.S. could adversely affect our revenue.

President Obama has stated that health care reform in the U.S. is one of his top priorities, and it has recently been a topic of active discussion and debate. It is too soon to predict what form this reform may take, or whether and when it will happen. However, because many of our products are used for life science and health care applications, it is possible that health care reform in the U.S. could adversely affect our revenue.

ITEM 2.                                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the third quarter of 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2009	75,000	$10.11	—	—
August 1 - August 31, 2009	75,000	10.04	—	—
September 1 - September 30, 2009	100,000	9.85	—	—
	250,000	$9.98	—	—

All purchases were made by the Company’s Chief Executive Officer, Frank H. Laukien. Shares purchased in July 2009 and August 2009 were open market purchases effected in accordance with the safe harbor provisions of Rule 10b-18 of the Exchange Act. All shares purchased in September 2009 were purchased from Marc M. Laukien, Frank H. Laukien’s half-brother and a former 5% beneficial owner, in a privately negotiated transaction. The purchases were previously disclosed on Forms 4 filed with the U.S. Securities and Exchange Commission.

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

BRUKER CORPORATION

Date: November 9, 2009	By:	/s/ FRANK H. LAUKIEN, PH.D.
Frank H. Laukien, Ph.D. President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 9, 2009	By:	/s/ WILLIAM J. KNIGHT
William J. Knight Chief Financial Officer (Principal Financial Officer)