Form 10-K
period 2009-12-31
BRUKER CORP
filed 2010-03-12
CIK 1109354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the fiscal year ended December 31, 2009
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

Securities registered pursuant to Section 12(b) of the Act:
 None

         Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2009 (the last business day of the registrant's most recently completed second fiscal quarter) was $475,443,866, based on the reported last sale price on the Nasdaq Global Select Market. This amount excludes an aggregate of 112,744,010 million shares of common stock held by officers and directors and each person known by the registrant to own 10% or more of the outstanding common stock of the registrant as of June 30, 2009. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant. The number of shares of the registrant's common stock outstanding as of March 8, 2010 was 164,469,556.

DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Part III of this report (Items 10, 11, 12, 13 and 14) is incorporated by reference from Bruker Corporation's definitive Proxy Statement for its 2010 Annual Meeting of Stockholders.

BRUKER CORPORATION

ANNUAL REPORT ON FORM 10-K

        Any statement contained in this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934. Without limiting the foregoing, the words believes, anticipates, plans, expects, seeks, estimates, should and similar expressions are intended to identify forward-looking statements. Any forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties. The factors that could cause actual future results to differ materially from current expectations include, but are not limited to, risks and uncertainties related to adverse changes in the global economy and volatility in the capital markets, the integration of businesses we have acquired or may acquire in the future, changing technologies, product development and market acceptance of our products, the cost and pricing of our products, manufacturing, competition, dependence on collaborative partners and key suppliers, capital spending and government funding policies, changes in governmental regulations, intellectual property rights, litigation, exposure to foreign currency fluctuations and other factors, many of which are described in more detail in this Annual Report on Form 10-K under Item 1A. "Risk Factors" and from time to time in other filings we may make with the Securities and Exchange Commission. While the Company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the Company's estimates change, and readers should not rely on those forward-looking statements as representing the Company's views as of any date subsequent to the date of the filing of this report.

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

PART I

ITEM 1.    BUSINESS

Our Business

        We are a global manufacturer of scientific instruments that address the rapidly evolving needs of a diverse array of customers in life science, pharmaceutical, biotechnology and molecular diagnostics research, as well as in materials and chemical analysis in various industries and government applications. Our core technology platforms include X-ray technologies, magnetic resonance technologies, mass spectrometry technologies, optical emission spectroscopy, infrared spectroscopy, and Raman spectroscopy technologies. We also manufacture and distribute a broad range of field analytical systems for chemical, biological, radiological, nuclear and explosives, or CBRNE, detection. We also develop and manufacture low temperature and high temperature superconducting wire and superconducting devices for use in advanced magnet technology, physics research, and energy applications. We maintain major technical and manufacturing centers in Europe, North America, and Japan, and we have sales offices located throughout the world. Our corporate headquarters are located in Billerica, Massachusetts.

Strategy and Competitive Strengths

        Our business strategy is to capitalize on our ability to innovate, generating rapid revenue growth, both organically and through acquisitions. If we can execute on this strategy while improving our gross margins and effectively leveraging our research and development, sales and marketing and distribution investments, and general and administrative expenses, we believe we will enhance our operating margins and improve our earnings in the future.

        Our key competitive strengths include our:

  •
  broad product and service offerings in the markets we serve;

  •
  commitment to innovative, reliable, and performance-leading products and solutions for our customers;

  •
  premier global brand;

  •
  extensive intellectual property portfolio; and

  •
  global manufacturing, distribution, and logistics networks.

        In the current global economic environment, we believe we benefit from our broad product portfolio, including our new product introductions. We also believe, through our relationships with government, academic, and not-for-profit customers, we may benefit from government economic stimulus programs enacted to provide funding for investment in a variety of industries, including life science research and development.

Business Segments

        On February 26, 2008, we completed our acquisition of Bruker BioSpin. Both Bruker Corporation and Bruker BioSpin were majority owned by six affiliated stockholders prior to the acquisition. As a result, the acquisition of Bruker BioSpin is considered a combination of companies under common control and has been accounted for at historical carrying values. Historical consolidated balance sheets, statements of operations, statements of cash flows, and notes to the consolidated financial statements have been restated by combining the historical audited consolidated financial statements of Bruker Corporation with those of Bruker BioSpin.

        We are organized into five operating segments: Bruker AXS, Bruker BioSpin, Bruker Daltonics, Bruker Optics, and Bruker Energy & Supercon Technologies, or BEST. Bruker AXS is in the business of designing, manufacturing, and distributing advanced X-ray, spark optical emission spectroscopy, or spark-OES, and atomic force microscopy, or AFM, instrumentation used in molecular, materials, and elemental analysis. Bruker BioSpin is in the business of manufacturing and distributing life science tools based on magnetic resonance technology. Bruker Daltonics is in the business of designing, manufacturing, and distributing life-science mass spectrometry instruments and solutions for proteomics, metabolomics, and clinical research applications. Bruker Daltonics also designs, manufactures, and distributes various analytical instruments for CBRNE detection. Bruker Optics is in the business of designing, manufacturing, and distributing research, analytical, and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy technologies. Bruker Energy & Supercon Technologies is in the business of developing and producing low temperature superconducting wire used primarily in magnetic resonance technologies, high-energy physics and nuclear fusion research magnet applications, and high temperature superconductors for use in energy and other applications, as well as superconducting devices for these same markets.

        In 2009, we acquired a business engaged in developing and manufacturing superconducting devices and other advanced technologies for alternative energy research. Following this acquisition management reevaluated its reportable segments and determined, based on the changes in the organizational structure, our business consists of two reportable segments. For financial reporting purposes, we combine the Bruker AXS, Bruker BioSpin, Bruker Daltonics, and Bruker Optics operating segments into the Scientific Instruments reporting segment because each has similar economic characteristics, product processes and services, types and classes of customers, methods of distribution, and regulatory environments. As such, management reports its financial results based on the following segments:

  •
  Scientific Instruments.  The operations of this segment include the design, manufacture, and distribution of advanced instrumentation and automated solutions based on X-ray technology, spark-OES technology, atomic force microscopy, magnetic resonance technology, mass spectrometry technology and infrared and Raman molecular spectroscopy technology. Typical customers of the Scientific Instruments segment include pharmaceutical, biotechnology, and diagnostic companies; academic institutions; medical schools; other nonprofit organizations; clinical microbiology laboratories; government departments and agencies; nanotechnology, semiconductor, chemical, cement, metals, and petroleum companies; and food, beverage and agricultural analysis companies and laboratories.

  •
  Energy & Supercon Technologies.  The operations of this segment include development and production of low temperature superconducting and high temperature superconducting wires for use in advanced magnet technology and energy applications as well as electron and ion linear accelerators, superconducting and normal conducting accelerator cavities, other accelerator components, insertion devices, prototype superconducting fault current limiters, prototype crystal growth magnets, and highly specialized manufacturing services for physics and energy research, and a variety of other scientific applications. Typical customers of the Energy & Supercon Technologies segment include companies in the medical, power and energy, and processing industries; private and public research and development laboratories in the fields of fundamental and applied sciences and energy research; and academic institutions and government agencies.

Scientific Instruments Segment

        Bruker AXS manufactures and distributes advanced X-ray, spark-OES, and AFM instrumentation used in molecular, materials, and elemental analysis. Bruker AXS' systems are advanced instruments that use electromagnetic radiation with extremely short wavelengths to determine the characteristics of matter and the three-dimensional structure of molecules. Using modular platforms, we often combine each of these three technology applications with sample preparation tools, automation, consumables, and data analysis software. Bruker AXS products, which have particular application in structural proteomics, drug discovery, nanotechnology research, and materials science fields, provide customers with the ability to determine the three-dimensional structure of specific molecules, such as proteins, and to characterize and determine the composition of materials down to the dimensions used in nanotechnology. Bruker AXS also sells thermal analyzers, which measure the physical characteristics of materials as a function of temperature and can be used in development, production, and characterization of materials in a variety of industries. Customers of our Bruker AXS division include biotechnology and pharmaceutical companies, nanotechnology companies, semiconductor companies, raw material manufacturers, chemical companies, academic institutions, governmental customers, and other businesses involved in materials analysis.

        Bruker BioSpin manufactures and distributes enabling life science tools based on magnetic resonance technology. Magnetic resonance is a natural phenomenon occurring when a molecule placed in a magnetic field gives off a signature radio frequency. The signature radio frequency is characteristic of the particular molecule and provides a multitude of precise chemical and structural information. Depending on the intended application, we market and sell to our customers a magnetic resonance imaging system, known as pre-clinical MRI; a nuclear magnetic resonance system, known as NMR; or an electron paramagnetic resonance system, known as EPR. Bruker BioSpin's products, which have particular application in structural proteomics, drug discovery, research, and food and materials science fields, provide customers with the ability to determine the structure, dynamics, and function of specific molecules, such as proteins, and to characterize and determine the composition of mixtures. Customers of our Bruker BioSpin division include pharmaceutical and biotechnology companies, academic institutions, medical schools, other nonprofit laboratories, and government agencies, as well as chemical, food and beverage, and polymer companies. Bruker BioSpin also offers high-field OEM MRI magnets to medical device manufacturers.

        Bruker Daltonics manufactures and distributes life-science mass spectrometry instruments that can be integrated and used along with other sample preparation or chromatography instruments, as well as our CBRNE detection products. Our mass spectrometers are sophisticated devices that measure the mass or weight of a molecule and can provide accurate information on the identity, quantity, and primary structure of molecules. Mass spectrometry–based solutions often combine advanced mass spectrometry instrumentation; automated sampling and sample preparation robots; reagent kits and other disposable products, known as "consumables," which are used in conducting tests, or assays; and powerful bioinformatics software. We offer mass spectrometry systems and integrated solutions for applications in multiple existing and emerging life-science markets, including expression proteomics, clinical proteomics, metabolic and peptide biomarker profiling, drug discovery and development, molecular diagnostics research, and molecular and systems biology, as well as basic molecular medicine research and clinical microbiology (for research use only outside the European Union). Customers of our Bruker Daltonics division include pharmaceutical, biotechnology, and diagnostics companies, academic institutions, medical schools, other nonprofit or for-profit forensics, food/beverage safety, environmental and clinical microbiology laboratories, and government departments and agencies. We are also a worldwide leader in supplying various systems based on mass spectrometry, ion mobility spectrometry, infrared spectroscopy, and radiological/nuclear detectors for CBRNE detection in emergency response, homeland security, and defense applications.

        Bruker Optics manufactures and distributes research, analytical, and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy technologies. These products are utilized in industry, government, and academia for a wide range of applications and solutions for life science, pharmaceutical analysis, food and agricultural analysis in research and development, quality control, and process analysis applications. Infrared and Raman spectroscopy are widely used in both research and industry as simple, rapid, nondestructive, and reliable techniques for applications ranging from basic sample identification and quality control to advanced research. Bruker Optics utilizes Fourier transform and the dispersive Raman measurement techniques on an extensive range of laboratory and process spectrometers. Infrared spectroscopy is a type of absorption spectroscopy that uses the infrared part of the electromagnetic spectrum. The Bruker Optics product line is complemented by a wide range of sampling accessories and techniques, which include microanalysis, high-throughput screening, and many others, to help users find suitable solutions to analyze their samples effectively.

Energy & Supercon Technologies Segment

        Bruker Energy & Supercon Technologies develops, manufactures and sells superconducting and normal conducting materials and devices for a variety of commercial and scientific applications. Our products include specialty magnets, synchrotron beamline instruments, X-ray and laboratory systems, insertion devices, turnkey linear and compact circular accelerators, normal and superconducting accelerator radio frequency, or rf, cavities, rf power couplers, electron and ion sources, beam diagnostic instrumentation and particle beamlines, and other specialized products for use in manufacturing and research. In addition, BEST manufactures and sells conventional low-temperature superconducting, or LTS, wire and both first-generation bismuth strontium calcium copper oxide, or 1G BSCCO, and second-generation yttrium barium copper oxide, or 2G YBCO, high-temperature superconductor, or HTS, materials and HTS-enabled devices. These products are designed to provide energy efficient, reliability enhancing solutions for our customers in established markets such as healthcare and life science research and diagnostics, nuclear and basic energy science and high energy physics and fusion research. BEST is also developing superconducting materials and superconductor-enabled devices for applications both in existing markets and in emerging markets for alternative energy and smart grid infrastructure development applications and clean technology, or cleantech, tools for industrial processes. Customers of our BEST division include manufacturers of healthcare and life sciences diagnostic and research tools, power and energy companies, industrial manufacturers, private and public research facilities and development laboratories in the fields of applied sciences, energy research, biotechnology and proteomics, and academic institutions and government agencies. BEST has developed and tested a single module of a prototype inductive superconducting fault current limiter, or iSFCL, designed to enhance power grid reliability, and is also developing prototype crystal growth magnets for semiconductor and photovoltaic manufacturing applications.

Products and Solutions

        We believe that our products and solutions offer the following advantages to our customers:

  •
  high performance and specificity;

  •
  integrated solutions for specific applications;

  •
  reliability and increased productivity;

  •
  high-quality results; and

  •
  cost-efficiency.

Scientific Instruments Segment

        Bruker AXS' X-ray systems integrate powerful detectors with advanced X-ray sources, computer-controlled positioning systems, sample handling devices, and data collection and analysis software to acquire, analyze and manage elemental and molecular information. These integrated solutions address many of the matter characterization and structure needs of the life science, pharmaceutical, semiconductor, raw materials, and research industries across a broad range of applications. We provide high-speed, sensitive systems for a variety of areas, including three-dimensional structure determination, protein crystal screening, and molecular structure determination for the structural proteomics market as well as the small molecule drug discovery market. Additionally, we provide high-speed, automated systems for elemental analysis as well as high-throughput, cost-effective systems for other areas, including combinatorial screening. We also sell other systems, such as thermal analyzers, which measure the physical characteristics of materials as a function of temperature and can be used in development, production, and characterization of materials in a variety of industries. During 2009, we added to the

Bruker AXS product line with the introduction of several new products, including a faster and more powerful benchtop X-ray diffraction, or XRD, system, a simultaneous wavelength-dispersive X-ray fluorescence spectrometer, and a 'plug-and-play' high-performance XRD system.

        Bruker AXS X-ray systems are based on the following technology platforms:

  •
  XRD—Polycrystalline X-ray diffraction, often referred to as X-ray diffraction;

  •
  XRF—X-ray fluorescence, also called X-ray spectrometry, including handheld XRF systems;

  •
  SC-XRD—Single crystal X-ray diffraction, often referred to as X-ray crystallography;

  •
  MA—X-ray microanalysis;

  •
  Elemental Analysis—Optical emission spectroscopy for carbon, sulfur, oxygen, nitrogen, and hydrogen (CS/ONH) metals analysis; and

  •
  AFM—Atomic force microscopy for high-resolution imaging of surface topography.

        XRD systems investigate polycrystalline samples or thin films with single wavelength X-rays. The atoms in the polycrystalline sample scatter the X-rays to create a unique diffraction pattern recorded by a detector. Computer software processes the pattern and produces a variety of information, including stress, texture, qualitative and quantitative phase composition, crystallite size, percent crystallinity and layer thickness, composition, defects, and density of thin films and semiconductor material. Our XRD systems combine modular, high-precision and high-quality ergonomic designs with broad applications for use in basic research and industrial process control. Our XRD systems contribute to a reduction in the development cycles for new products in the catalyst, polymer, electronic, optical material, and semiconductor industries. Customers also use our XRD systems for analyses in a variety of other fields, including forensics, art, and archaeology.

        XRF systems determine the elemental composition of a material and provide a full qualitative and quantitative analysis. Our XRF systems direct X-rays at a sample, and the atoms in the sample absorb the X-ray energy. The elements in the sample then emit X-rays that are characteristic for each element. The system collects the X-rays, and the software analyzes the resulting data to determine the elements that are present. Our XRF products provide automated solutions on a turn-key basis in response to the industrial marketplace demand for automated, controlled production processes that reduce product and process cost, increase output, and improve product quality. Our XRF products cover substantially all of the periodic table and can analyze solid, powder, or liquid samples. In addition, our XRF products require minimal sample preparation.

        SC-XRD systems determine the three-dimensional structures of molecules in a chemical, mineral, or biological substance being analyzed. SC-XRD systems have the capability to determine structure in both small chemical molecules and larger biomolecules. SC-XRD systems direct an X-ray beam at a solid, single crystal sample. The atoms in the crystal sample scatter the X-rays to create a precise diffraction pattern recorded by an electronic detector. Software then reconstructs a model of the structure and provides the unique arrangement of the atoms in the sample. This information on the exact arrangement of atoms in the sample is a critical part of molecular analysis and can provide insight into a variety of areas, including how a protein functions or interacts with a second molecule. Our SC-XRD systems combine high sensitivity and rapid data collection to quickly generate accurate structures for use in the life sciences industry, academic research, and a variety of other applications.

        MA systems analyze the chemical composition of materials under investigation in electron microscopes by utilizing the fact that atoms of different chemical elements, when exposed to the high energy electron beam generated by the microscope, irradiate X-rays of different, characteristic energy. The evaluation of the energy spectrum collected by an energy dispersive X-ray detector allows the determination of the qualitative and quantitative chemical sample composition at the current beam position. This technique provides high spatial resolution since the information is obtained from a small sample volume on the order of only a few microns. MA systems allow for simultaneous analysis of all elements in the periodic table, beginning with atomic number 4 (beryllium). Our MA systems are used for a wide range of applications including nanotechnology and advanced materials research, as well as materials analysis and quality control. Customers for MA systems include industrial customers, academia, and government research facilities.

        Elemental Analysis systems, including spark-OES and CS/ONH instruments, are used for analyzing metals. Spark-OES instruments cover a broad range of applications for metals analysis from pure metals trace analysis to high alloyed grades, and allow for analysis of a complete range of relevant elements simultaneously. Spark-OES instruments pass an electric spark onto a sample, which burns the surface of the sample and causes atoms to jump to a higher orbit. Our detectors quantify the light emitted by these atoms and help our customers to determine the elemental composition of the material. This technique is widely used in production control laboratories of foundries and steel mills. CS/ONH systems incorporate a furnace, infrared detection and gas infusion techniques to analyze inorganic and organic materials for the determination of carbon, sulfur, nitrogen and oxygen, as well as other elements. Combustion analyzers are used for applications in metal production and processing, chemicals and pharmaceuticals, ceramics and cement, coal processing and oil refining, and semiconductors.

        AFM is relevant for applications in materials research, including semiconductors, data storage, electronic materials, solar cells, polymers, and catalysts. AFM is a well-established method for ultra-high spatial resolution surface imaging and the characterization of surfaces down to atomic dimensions.

        Bruker BioSpin systems integrate a radio frequency source and transmitter, one or more sensitive detectors, a magnet sized for the particular application, and operating and analysis software to acquire and analyze radio frequency signatures that are given off when a molecule is placed in a magnetic field. These systems address many of the matter characterization needs of the pharmaceutical and biotechnology industries and also have applications in advanced materials research, materials analysis, and quality control. During 2009, we launched a number of new products into the Bruker BioSpin product line, including three ultra-high field NMR magnets and the first solid-state dynamic nuclear polarization NMR spectrometer offering greater than 50 times signal enhancement for the study of bio-solids.

        Bruker BioSpin magnetic resonance systems are based on the following technology platforms:

  •
  NMR—Nuclear magnetic resonance;

  •
  MRI—Magnetic resonance imaging; and

  •
  EPR—Electron paramagnetic resonance.

        NMR is a qualitative and quantitative analytical technique that is used to determine the molecular structure and purity of a sample. Molecules are placed in a magnetic field and give off a radio frequency, or rf, signature that is recorded by a sensitive detector. Analysis software helps to determine the molecular structure of the sample. The NMR technique is used in academia, pharmaceutical and biotechnology companies, and by other industrial users in life science and material science research.

        MRI is a process of creating an image from the manipulation of hydrogen atoms in a magnetic field. In the presence of an external magnetic field, atoms will align with or against the external magnetic field. Application of a radio frequency causes the atoms to jump between high and low energy states. MRI and magnetic resonance spectroscopy, or MRS, include many methods including diffusion-weighted, perfusion-weighted, molecular imaging, and contrast-enhance. Customers use our MRI systems in pharmaceutical research, including metabonomics, to study a number of diseases including degenerative joint diseases, oncology, and cardiovascular disorders.

        EPR is a process of absorption of microwave radiation by paramagnetic ions or molecules with at least one unpaired electron that spins in the presence of a static magnetic field. EPR detects unpaired electrons unambiguously, whereas other techniques can only provide indirect evidence of their presence. In addition, EPR can identify the paramagnetic species that are detected, which present information on the molecular structure near the unpaired electron and give insight into dynamic processes such as molecular motions or fluidity. Our EPR instruments are used for a wide range of applications including advanced materials research, materials analysis, and quality control.

        Bruker Daltonics has developed a suite of mass spectrometry instruments that address a wide range of life sciences applications. Mass spectrometry is the method of choice for primary structure analysis, including the determination of amino acid sequence and post-translational modifications and protein quantification. As a result, mass spectrometry is a key enabling technology of the expression proteomics laboratory. Mass spectrometers are also increasingly used for the discovery of peptide, protein, or metabolite biomarkers and panels or patterns of biomarkers. These biomarkers can be used for toxicity screening or to assess drug efficacy in pre-clinical trials in pharmaceutical drug development. They are also used in clinical research and validation studies in an effort to develop the emerging field of protein molecular diagnostics. Over the past 15 years, mass spectrometry has emerged as a powerful research tool in the life sciences. For example, mass spectrometers can determine the identity, amount, structure, sequence, and other biological properties of small molecules, such as drug candidates and metabolites, as well as large biomolecules, such as proteins and DNA. During 2009, we expanded the Bruker Daltonics product line with the launch of three new mass spectrometry platforms.

        Bruker Daltonics' life science solutions are based on the following technology platforms:

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

  •
  FTMS—Fourier transform mass spectrometry, including hybrid systems with a quadrupole front end (Q-q-FTMS); and

  •
  ITMS—Ion trap mass spectrometry.

        MALDI-TOF mass spectrometers utilize an ionization process to analyze solid samples using a laser that combines high sample throughput with high mass range and sensitivity. Our MALDI-TOF mass spectrometers are particularly useful for applications in clinical diagnostics, environmental and taxonomical research, and food processing and quality control. Specific applications include: (a) oligonucleotide and synthetic polymer analysis; (b) protein identification and quantification; (c) peptide de novo sequencing; (d) determination of post-translational modifications of proteins; (e) interaction proteomics and protein function analysis; (f) drug discovery and development; and (g) fast body fluid and tissue peptide or protein biomarker detection. MALDI mass spectrometry allows users to classify and identify microorganisms quickly and reliably using high throughput. This robust technology requires minimal sample preparation efforts and life cycle costs. Our MALDI Biotyper solution enables identification, taxonomical classification, or dereplication of microorganisms like bacteria, yeasts, and fungi.

        ESI-TOF mass spectrometers utilize an electrospray ionization process to analyze liquid samples. This ionization process, which does not dissociate the molecules, allows for rapid data acquisition and analysis of large biological molecules. ESI-TOF mass spectrometers are particularly useful for: (a) identification, protein analysis and functional complex analysis in proteomics and protein function; (b) molecular identification in metabonomics, natural product and drug metabolite analysis; (c) combinatorial chemistry high throughput screening; and (d) fast liquid chromatography mass spectrometry, or liquid chromatography mass spectrometry (LC/MS), in drug discovery and development.

        FTMS systems utilize high-field superconducting magnets to offer the highest resolution, selectivity, and mass accuracy currently achievable in mass spectrometry. Our systems based on this technology often eliminate the need for time-consuming separation techniques in complex mixture analyses. In addition, our systems can fragment molecular ions to perform exact mass analysis on all fragments to determine molecular structure. FTMS systems are particularly useful for: (a) the study of structure and function of biomolecules including proteins, DNA, and natural products; (b) complex mixture analysis including body fluids or combinatorial libraries; (c) high-throughput proteomics and metabonomics; and (d) top-down proteomics of intact proteins without the need for enzymatic digestion of the proteins prior to analysis. We offer next-generation hybrid FTMS systems that combine a traditional external quadrupole mass selector and hexapole collision cell, with a high-performance FTMS for further ion dissociation, top-down proteomics tools, and ultra-high resolution detection.

        ITMS systems collect all ions simultaneously, which improves sensitivity relative to previous quadrupole mass spectrometers. Ion trap mass spectrometers are particularly useful for: (a) sequencing and identification based on peptide structural analysis; (b) quantitative liquid chromatography–mass spectrometry; (c) identification of combinatorial libraries; and (d) generally enhancing the speed and efficiency of the drug discovery and development process.

        We sell a wide range of portable analytical and bioanalytical detection systems and related products for CBRNE detection. Our customers use these devices for nuclear, biological agent and chemical agent defense applications, anti-terrorism, law enforcement, and process and facilities monitoring. Our CBRNE detection products use many of the same technology platforms as our life science products, as well as additional technologies, including infrared remote detection and ion mobility spectrometry for handheld chemical detectors. We also provide integrated, comprehensive detection suites that include our multiple detection systems, consumables, training, and simulators.

        Bruker Optics' research, analytical, and process analysis instruments are based on infrared (or IR), near-infrared (or NIR), Raman, and time-domain nuclear magnetic resonance (or TD-NMR), spectroscopy. Bruker Optics utilizes Fourier Transform (FT-IR, FT-NIR, and FT-Raman) and the dispersive Raman measurement techniques on an extensive range of laboratory and process spectrometers. Infrared spectroscopy is a type of absorption spectroscopy that uses the infrared part of the electromagnetic spectrum. Raman spectroscopy relies on the Raman scattering of a monochromatic light that yields similar and complementary analytical information. Infrared and Raman spectroscopy are widely used in both research and industry as simple, rapid, nondestructive, and reliable techniques for applications ranging from basic sample identification and quality control to advanced research. The Bruker Optics product line is complemented by a wide range of sampling accessories and techniques, which include microanalysis, high-throughput screening, and many others, to help users find the best solution to analyze their samples effectively. During 2009, we expanded the Bruker Optics product line with a number of new products targeted at pharmaceutical monitoring and production control.

        Bruker Optics systems are based on the following technology platforms:

  •
  FT-IR—Fourier transform-infrared spectroscopy;

  •
  NIR—Near-infrared spectroscopy; and

  •
  Raman—Raman spectroscopy.

        FT-IR is a spectroscopic method that utilizes the mid- and far-infrared regions of the electromagnetic spectrum. It is a very popular molecular spectroscopy technique that is commonly used for various quality control and materials research applications.

        NIR is a spectroscopic method that utilizes the near-infrared region of the electromagnetic spectrum. This technique is heavily utilized for quality and process control applications in the pharmaceutical, food/agriculture, and chemical industries. The pharmaceutical industry is the leading user of NIR instruments, and applications include quality control, research and development, and process analytical technology. The food and agricultural industry is the second largest user of NIR instrumentation, with an increasing demand for food, forage, and beverage quality control.

        Raman spectroscopy is the measurement of the wavelength and intensity of inelastically scattered light. The Raman scattered light occurs at wavelengths that are shifted from the incident light by the energies of molecular vibrations. Like infrared spectroscopy (IR), the Raman spectrum provides information on molecular structure. The mechanism of Raman scattering is different from that of infrared absorption, in that Raman and IR spectra provide complementary information. Raman is useful for the identification of both organic and inorganic compounds and functional groups. It is a nondestructive technique, and can be used for the analysis of both liquids and solids. Raman is well suited for use in the polymer and pharmaceutical industries, and has applications in the metals, electronics, and semiconductors industries. The technique also has applications in life sciences, forensics, and artwork authentication.

Energy & Supercon Technologies Segment

        Bruker Energy & Supercon Technologies is a leader in the development and manufacturing of superconducting and normal conducting rf cavities and systems, linear accelerators, and special products for physics and energy research, as well as superconducting devices, specialty magnets, circular accelerators, vacuum systems, and X-ray and particle beamlines. BEST manufactures and sells over 20,000 miles of niobium-titanium and niobium-tin LTS wire annually. BEST is also a leading manufacturer of both 1G BSCCO and 2G YBCO HTS materials and devices, based on its broad HTS technology platform. BEST has developed and tested a single module of a proprietary prototype inductive superconducting fault current limiter designed to enhance power grid reliability, and offers HTS current leads intended to significantly reduce electrical losses in large industrial and research magnets. Conductors and components made by BEST are being used by strategic partners to build new generations of compact high-power devices such as HTS motors, generators, cables, and transformers, as well as high field magnets for medical and research applications. BEST also offers a lightweight conductor for the aviation industry and is also developing prototype crystal growth magnets for semiconductor and photovoltaic manufacturing applications.

Sales and Marketing

        We maintain direct sales forces throughout North America, Europe, Japan, Asia Pacific and Australia. We also utilize indirect sales channels to reach customers. We have various international distributors, independent sales representatives, and various other representatives in parts of Asia, Latin America, and Eastern Europe. These entities augment our direct sales force and provide coverage in areas where we do not have direct sales personnel. In addition, we have adopted a distribution business model in which we engage in strategic distribution alliances with other companies to address certain market segments. The sales cycle for our products is dependent on the size and complexity of the system and budgeting cycles of our customers. Our sales cycle is typically 3 to 24 months for academic products and 6 weeks to 12 months for industrial products.

        We have well-equipped application and demonstration facilities and qualified application personnel who assist customers and provide product demonstrations in specific application areas. We maintain our primary demonstration facilities at our production facilities as well as in other key markets.

Customers

        We have a broad and diversified global life sciences and advanced and raw materials customer base. Our life science customer base is composed primarily of end-users and includes pharmaceutical, biotechnology, proteomics, food/feed/agricultural, biotechnology, molecular diagnostics, and fine chemical companies, as well as commercial laboratories, university laboratories, medical schools, and other not-for-profit research institutions and government laboratories. We sell our X-ray materials research and infrared Raman molecular spectroscopy solutions to the above customer groups as well as to a number of semiconductor, polymer, automotive, cement, steel, aluminum, and combinatorial materials design companies. Our customers generally do not have a need to buy numerous systems at one time, and historically we have not depended on any single customer. No single customer accounted for more than 10% of revenue in any of the last three fiscal years.

Competition

        Our existing products and solutions and any products and solutions that we develop in the future may compete in multiple, highly competitive markets. Many of our potential competitors in these markets have substantially greater financial, technical, and marketing resources than we do. In addition, there has been a trend towards consolidation in our industry, including Agilent Technologies, Inc.'s pending acquisition of Varian, Inc. and Danaher Corporation's acquisition of an ownership position in the Applied Biosystems/MDS Sciex joint venture, a mass spectrometry business, and acquisition of Molecular Devices Corporation, an analytical instrumentation company. Our competitors may offer or succeed in developing products that could render our products or those of our strategic partners obsolete or noncompetitive. In addition, many of these competitors have significantly more experience in the life sciences and materials markets. Our ability to compete successfully will depend on our ability to develop proprietary products that reach the market in a timely manner and are technologically superior to and/or less expensive, or more cost effective, than other products marketed by our competitors. Current competitors or other companies may possess or develop technologies and products that are more effective than ours. Our technologies and products may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors.

        We also compete with other companies that provide analytical or automation tools based on other technologies. These technologies may prove to be more successful in meeting demands in the markets that our products and solutions serve. In addition, other companies may choose to enter our fields in the future. We believe that the principal competitive factors in our markets are technology-based applications expertise, product specifications and functionality, reliability, marketing expertise, distribution capability, proprietary patent portfolios, cost, and cost effectiveness.

Scientific Instruments Segment

        Bruker AXS competes with companies that offer analytical X-ray solutions and OES systems, primarily Rigaku (a private Japanese company), Oxford Instruments (including WAS AG), Thermo Fisher Scientific, Ametek's Spectro division, PANalytical (formerly a division of Philips, now a division of Spectris, a public U.K. company) and Innov-X. There are also several smaller companies we compete with that specialize in various markets. Bruker BioSpin competes with companies that offer magnetic resonance spectrometers, mainly Varian, JEOL, and Oxford Instruments. Bruker Daltonics competes with a variety of companies that offer mass spectrometry–based systems. Bruker Daltonics' competitors in the life sciences area include a division of Danaher Corporation, Agilent, Varian, GE-Healthcare, Waters, Thermo Fisher Scientific (which includes Finnigan), Shimadzu/Kratos, Hitachi, JEOL, and various other smaller players. Bruker Daltonics' CBRNE detection customers are highly fragmented, and we compete with a number of companies in this area, of which the most significant competitor is Smith's Detection (located in the U.K.). Bruker Optics competes with a variety of companies that offer molecular spectrometry–based systems, including Thermo Fisher Scientific, Perkin Elmer, Varian, Foss, ABB Bomem, Renishaw, Buchi, Shimadzu, and Jasco. There are also several smaller companies we compete with, specializing in various markets.

Energy & Supercon Technologies Segment

        Bruker Energy & Supercon Technologies competes with a variety of companies in the different markets that it serves, including Zanon (Italy), Mitsubishi Electric (Japan) and AES Corporation in the development of accelerator cavities; Thales (France), Toshiba (Japan) and CPI International, Inc. in the development of rf couplers; and Mitsubishi Heavy Industries (Japan) in the development of superconducting accelerator modules. Bruker Energy & Supercon Technologies also competes with Oxford Scientific Instruments and Luvata in LTS wire and American Superconductor, Superpower and Fujikura in the development of HTS materials and devices.

Seasonal Nature of Business

        We experience highly variable and fluctuating revenues in the first three quarters of the year, while our fourth quarter revenues have historically been stronger than the rest of the year.

Manufacturing and Supplies

        Several of our manufacturing facilities are certified under ISO 9001:2000 and ISO 13485, the most rigorous of the international quality standards. We manufacture and test our X-ray and OES products at our facilities in Madison, Wisconsin, U.S.A.; Karlsruhe, Germany; Berlin, Germany; Kalkar, Germany; Kennewick, Washington, U.S.A.; and Yokohama, Japan. We manufacture and test our magnetic resonance products at our facilities in Karlsruhe, Germany; Wissembourg, France; Zurich, Switzerland; and Billerica, Massachusetts, U.S.A. We manufacture and test our mass spectrometry products, including CBRNE detection products, at our facilities in Billerica, Massachusetts, U.S.A.; Bremen, Germany; and Leipzig, Germany. In addition, we manufacture and test our molecular spectroscopy products at our facilities in Billerica, Massachusetts, U.S.A.; The Woodlands, Texas, U.S.A.; and Ettlingen, Germany. We manufacture and test the majority of our energy and superconducting products at our facilities in Hanau, Germany; Bergisch Gladbach, Germany; and Perth, Scotland. Manufacturing processes at our facilities in Germany include all phases of manufacturing, such as machining, fabrication, subassembly, system assembly, and final testing. Our other facilities primarily perform high-level assembly, system integration, and final testing. We typically insource the manufacturing of critical components to ensure in-house key competence.

        We purchase material and components from various suppliers that are either standard products or built to our specifications. We obtain some of the components included in our products from a limited group of suppliers or from a single-source supplier for items such as charge coupled device (CCD) area detectors, X-ray tubes, robotics, and infrared optics. Bruker AXS has an ongoing collaboration and joint development project with the Siemens AG X-ray tube division (now Siemens Medical Solutions Vacuum Technology Division) in Germany for the development of X-ray tubes. Some Bruker AXS subsidiaries, Bruker Nano GmbH, Bruker Elemental GmbH, and Bruker AXS Handheld Inc., presently procure key X-ray detector chips and certain OES optical detectors and miniaturized X-ray sources from single-source suppliers.

Research and Development

        We commit substantial capital and resources to internal and collaborative research and development projects in order to provide innovative products and solutions to our customers. We conduct research primarily to enhance system performance and improve the reliability of existing products, and to develop new products and solutions. We expensed $126.4 million, $133.8 million and $110.8 million in 2009, 2008 and 2007, respectively, for research and development purposes. Our research and development efforts are conducted for the relevant products within each of the operating segments, as well as in collaboration on areas such as microfluidics, automation and workflow management software.

Scientific Instruments Segment

        The research and development performed in the Scientific Instruments segment is primarily conducted at our facilities in Karlsruhe, Bremen, Leipzig, and Ettlingen, Germany; Faellanden, Switzerland; Wissembourg, France; Billerica, Massachusetts, U.S.A.; Madison, Wisconsin, U.S.A; and Kennewick, Washington, U.S.A.

        Bruker AXS maintains technical competencies in core X-ray technologies and capabilities, including detectors used to sense X-ray diffraction patterns, X-ray sources and optics that generate and focus the X-rays, robotics and sample handling equipment that holds and manipulates the experimental material, and software that generates the structural data. Recent projects include refining next-generation high brilliancy optics and microsources, developing new high-power X-ray sources for X-ray diffraction and protein crystallography applications, developing a system with combined XRD and Raman technology for applications in high-throughput combinatorial analysis, developing a new large solid angle, high-resolution, high-throughput energy dispersive X-ray detector for microanalysis, creating a high sensitivity area detector system, and developing other solution-based technologies and software applications. In the past, Bruker AXS accepted some sponsored research contracts, mainly from private sources.

        Bruker BioSpin maintains technical competencies in core magnetic resonance technologies and capabilities, including MRI, NMR, and EPR. Recent advancements include the development of compact ultra-high field NMR magnets and the world's first 1 Gigahertz NMR spectrometer. Other recent developments include the development of a 7-tesla whole-body magnet that was developed as an OEM product for medical imaging suppliers, a joint development with Philips on magnetic particle imaging and a low-cost NMR instrument for routine chemical analysis and education, called the Fourier 300. Finally, we have continue to develop further applications for our solid state dynamic nuclear polarization device which enables research in biological solids that are made possible by large signal enhancements. Bruker BioSpin has accepted some sponsored research contracts, primarily from the German government.

        Bruker Daltonics maintains technical competencies in core mass spectrometry technologies and capabilities, including MALDI and ESI ion sources; TOF, TOF/TOF, and MS analyzers; bioinformatics; and related software. Recent developments include the introduction of three new mass spectrometry platforms. Bruker Daltonics also accepts some sponsored research contracts from external agencies, such as government or private sources. Historically, we have been the recipient of government grants from Germany and the United States for various projects related to early-stage research and development. We have generally retained at least non-exclusive rights to any items or enhancements we develop under these grants. The German government requires that we use and market technology developed under grants in order to retain our rights to the technology.

        Bruker Optics maintains technical competencies in core vibrational spectroscopy technologies and capabilities, including FT-IR, NIR, and Raman. Recent advancements include an application to detect counterfeit drugs in conjunction with the Chinese State Food and Drug Administration. Another recent development is the ALPHA FT-IR, which is Bruker Optics' smallest FT-IR and is based on our patented ROCKSOLID interferometer design. In the past, Bruker Optics has accepted some sponsored research contracts, primarily from the German government.

Energy & Supercon Technologies Segment

        The research and development performed in the Bruker Energy & Supercon Technologies segment is primarily conducted at our facilities in Hanau, Bergisch Gladbach and Alzenau, Germany.

        Bruker Energy & Supercon Technologies maintains technical competencies in the production of low and high temperature superconducting wire, as well as electron and ion linear accelerators, superconducting and normal conducting accelerator cavities, insertion devices, fault current limiters and crystal growth magnets. Recent advancements include the development of superconducting magnets for process technology, especially for the production of monocrystalline silicon for semiconductor and photovoltaic applications. Another recent development was a successful test of a single module of a 13 million volt-amperes single-phase, shielded-type iSFCL in cooperation with AREVA's Transmission and Distribution division. In the past, Bruker Energy & Supercon Technologies has accepted some sponsored research contracts, from both government and private sources.

Intellectual Property

        Our intellectual property consists of patents, copyrights, trade secrets, know-how, and trademarks. Protection of our intellectual property is a strategic priority for our business because of the length of time and expense associated with bringing new products through the development process and to the marketplace. We have a substantial patent portfolio, and we intend to file additional patent applications as appropriate. We believe our owned and licensed patent portfolio provides us with a competitive advantage. This portfolio permits us to maintain access to a number of key technologies. We license our owned patent rights where appropriate. We intend to enforce our patent rights against infringers, if necessary. The patent positions of life sciences tools companies involve complex legal and factual questions. As a result, we cannot predict the enforceability of our patents with certainty. In addition, we are aware of the existence from time to time of patents in certain countries which, if valid, could impair our ability to manufacture and sell products in these countries.

        We also rely upon trade secrets, know-how, trademarks, copyright protection, and licensing to develop and maintain our competitive position. We generally require the execution of confidentiality agreements by our employees, consultants, and other scientific advisors. These agreements provide that all confidential information made known during the course of a relationship with us will be held in confidence and used only for our benefit. In addition, these agreements provide that we own all inventions generated during the course of the relationship. Our management considers Bruker, Bruker Corporation, Bruker BioSciences, Bruker AXS, Bruker BioSpin, Bruker Daltonics, Bruker Optics and Bruker Energy & Supercon Technologies to be our material trademarks.

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

        Prior to introducing a product in the U.S., Bruker AXS provides notice to the Food and Drug Administration, or FDA, in the form of a Radiation Safety Abbreviated Report, which provides identification information and operating characteristics of the product. If the FDA finds that the report is complete, it provides approval in the form of what is known as an accession number. Bruker AXS may not market a product until it has received an accession number. In addition, Bruker AXS submits an annual report to the FDA that includes the radiation safety history of all products it sells in the U.S. Bruker AXS is required to report to the FDA incidents of accidental exposure to radiation arising from the manufacture, testing, or use of any of its products. Bruker AXS also reports to state governments which products it sells in their states. For sales in Germany, Bruker AXS registers each system with the local authorities. In some countries where Bruker AXS sells systems, Bruker AXS uses the license we obtained from the federal authorities in Germany to assist it in obtaining a license from the country in which the sale occurs. In addition, as indicated above, we are subject to various other foreign and domestic environmental, health, and safety laws and regulations in connection with our operations. Apart from these areas, we are subject to the laws and regulations generally applicable to businesses in the jurisdictions in which we operate.

        Bruker AXS possesses low-level radiation materials licenses from the Nuclear Regulatory Commission for its facility in Madison, Wisconsin; from the local radiation safety authority, Gewerbeaufsichtsamt Karlsruhe, for its facility in Karlsruhe, Germany; and from the local radiation safety authority, Kanagawa Prefecture, for its facility in Yokohama, Japan, as well as from various other countries in which it sells its products. Bruker Daltonics possesses low-level radiation licenses for facilities in Billerica, Massachusetts, and Leipzig, Germany. The U.S. Nuclear Regulatory Commission also has regulations concerning the exposure of our employees to radiation.

Working Capital Requirements

        To effectively operate our business, we are required to hold significant demonstration inventory and systems shipped but not yet accepted by the customer, or finished goods in-transit. We recognize revenue from system sales upon customer acceptance. As a result, a significant percentage of our inventory represents systems shipped but not yet accepted by the customer. Finished goods in-transit are $80.8 million and $91.6 million at December 31, 2009 and 2008, respectively. We also have well-equipped application and demonstration facilities and qualified application personnel who assist customers and provide product demonstrations in specific application areas. In total, we held $41.3 million and $36.7 million of demonstration inventory at December 31, 2009 and 2008, respectively.

        There are no credit terms extended to customers that would have a material adverse effect on our working capital.

Employees

        As of December 31, 2009 and 2008, we had approximately 4,500 and 4,400 full-time employees worldwide, respectively. Of these employees, approximately 560 and 550 were located in the United States as of December 31, 2009 and 2008, respectively. Our employees in the United States are not unionized or affiliated with any labor organizations. Employees based outside the U.S. are primarily located in Europe. Several of our international subsidiaries are parties to contracts with labor unions and workers' councils. We believe that we have good relationships with our employees.

        As of December 31, 2009 we had approximately 2,280 full-time and part-time employees in production and distribution, 980 full-time and part-time employees in selling and marketing and 790 full-time and part-time employees in research and development. As of December 31, 2008 we had approximately 2,250 full-time and part-time employees in production and distribution, 940 full-time and part-time employees in selling and marketing and 800 full-time and part-time employees in research and development.

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

        Our business and results of operations are affected by international, national and regional economic conditions. The world's financial markets have experienced extreme disruption in the past year, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, ratings downgrades of certain investments and declining values of others. These disruptions are likely to have an ongoing adverse impact on the global economy and we are unable to predict the likely duration and severity of the effect of these disruptions on financial markets, credit availability, and adverse economic conditions throughout the world. These economic developments affect businesses such as ours and those of our customers in a number of ways that could result in unfavorable consequences to us. A continuing economic downturn in the United States and elsewhere, or reductions in the level of government funding for scientific research, may cause our current or potential customers to delay or reduce purchases which could, in turn, result in reductions in sales of our products, materially and adversely affecting our results of operations and cash flows. Volatility and disruption of global financial markets could limit our customers' ability to obtain adequate financing to maintain operations and proceed with planned or new capital spending initiatives, leading to a reduction in sales volume that could materially and adversely affect our results of operations and cash flow. In addition, a decline in our customers' ability to pay as a result of the economic downturn may lead to increased difficulties in the collection of our accounts receivable, higher levels of reserves for doubtful accounts and write-offs of accounts receivable, and higher operating costs as a percentage of revenues.

We may not realize anticipated benefits from global stimulus packages.

        Many governments around the world, including the U.S. federal government, have enacted various stimulus packages that are intended to increase investment and business activity, and in particular to provide funding for life science research, equipment and facilities. Although we believe there is opportunity for Bruker to benefit from these economic stimulus spending programs, including the American Recovery and Reinvestment Act of 2009, there is no assurance that any of these programs will have a material positive impact on our revenues and profits. The magnitude and timing of any benefits that we might realize from stimulus funding initiatives are uncertain and are subject to a number of factors beyond our control, including government appropriations processes in various countries in which we and our customers do business, governmental determinations regarding the allocation of stimulus funds to the academic institutions, not-for-profit research organizations and businesses that may utilize our products and technologies, the success of our customers in obtaining stimulus grants, and our customers' decisions to use any stimulus funds they receive to purchase products from us. It is not possible to predict whether or when we will realize benefits from stimulus packages enacted in the U.S. or elsewhere, or what impact, if any, stimulus packages will have on our business, results of operations or financial condition or the trading price of our common stock.

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

        We are currently developing a number of new key technologies and products in all of our divisions, including various new LTS and HTS superconductors, prototype crystal growth magnets, and prototype superconducting fault current limiters at Bruker Energy & Supercon Technologies, new magnet types at Bruker BioSpin, new mass spectrometry technologies and applications at Bruker Daltonics, and new CBRNE detection products that may not succeed technically, or may not be able to be manufactured reliably and economically. Any technology, product or manufacturing ramp-up failure could decrease our opportunities for additional revenues and increased margins.

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

We face substantial competition.

        We face substantial competition and we expect that competition in all of our markets will increase further. Currently, our principal competition comes from established companies providing products using existing technologies, including mass spectrometry, X-ray technology, magnetic resonance technologies, optical emission spectrometry technology, vibrational spectroscopy, CBRNE detection technologies, TD-NMR technologies and other technologies, which perform many of the same functions for which we market our products. Other companies also may choose to enter our fields in the future. Our competitors may develop or market products that are more effective or commercially attractive than our current or future products or that may render our products obsolete. Competition has in the past and is likely in the future to subject our products to pricing pressure. Many of our competitors have more experience in the market and substantially greater financial, operational, marketing and technical resources than we do which could give them a competitive edge in areas such as research and development, production, marketing and distribution. Our ability to compete successfully will depend, in part, on our ability to develop proprietary products that reach the market in a timely manner and are technologically superior to, less expensive than, or more cost-effective than, other currently marketed products.

If we are unable to recover significant development costs of one or more of our products or product lines, our business, results of operations and financial condition may suffer.

        We offer and plan to continue to offer a broad product line and incur and expect to continue to incur substantial expenses for the development of new products and enhanced versions of our existing products. Our business model calls for us to derive a significant portion of our revenues each year from products that did not exist in the previous two years. However, we may experience difficulties which may delay or prevent the successful development, introduction and marketing of new products or product enhancements. The speed of technological change in the markets we serve may prevent us from successfully marketing some or all of our products for the length of time required to recover their often significant development costs. If we fail to recover the development costs of one or more products or product lines, our business, results of operations and financial condition could be harmed.

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

        We currently purchase components used in our products from a limited number of outside suppliers. Our reliance on a limited number of suppliers could result in time delays associated with redesigning a product due to an inability to obtain an adequate supply of required components and reduced control over pricing, quality and timely delivery. Any of these factors could adversely affect our revenues and profitability. For example, we currently purchase key components used in our mass spectrometry, vibrational spectroscopy and X-ray systems from certain suppliers. In particular, the X-ray microanalysis business of Bruker AXS, which manufactures and sells accessories for electron microscopes, is partially dependent on cooperation from larger manufacturers of electron microscopes. Additionally, our Bruker-Elemental subsidiary purchases certain optical detectors from a single supplier, PerkinElmer, Inc., the sole supplier of these detector components. Bruker Daltonics purchases detectors and power supplies from sole or limited source suppliers. Bruker Optics purchases its focal plane array detectors from a single supplier, Lockheed Martin Corporation. Similarly, Bruker BioSpin obtains various components from sole or limited source suppliers and Bruker Energy & Supercon Technologies obtains various raw materials and uses key production equipment from sole or limited source suppliers or subcontractors. There are limited, if any, available alternatives to these suppliers. The existence of shortages of these components or the failure of delivery with regard to these components could have a material adverse effect upon our revenues and margins. In addition, price increases from these suppliers or subcontractors could have a material adverse effect upon our gross margins.

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

Increasing prices of metal raw materials could adversely affect the gross margins and profitability of our Bruker BioSpin subsidiary, and of our Bruker Energy & Supercon Technologies business.

        The last few years have seen sharp increases in the prices for various raw materials, in part due to high demand from developing countries. Both Bruker BioSpin and Bruker Energy & Supercon Technologies rely on some of these materials for the production of their products. In particular, for its superconducting magnet production, both for the horizontal and vertical magnet series, Bruker BioSpin relies on the availability of copper, steel and the metallic raw materials for traditional low-temperature superconducting wires. Similarly, Bruker Energy & Supercon Technologies relies on the availability of niobium titanium for its production of low-temperature superconducting materials and devices. Higher prices for these commodities will increase the production cost of superconducting wires and superconducting magnets and may adversely affect gross margins.

        The prices of copper and certain other raw materials used for superconductors have increased significantly over the last decade. Since copper is a main constituent of low temperature superconductors, this may affect the price of superconducting wire. This type of increase would have an immediate effect on the production costs of superconducting magnets and may negatively affect the profit margins for those products. In addition, an increase in raw material cost affects the production cost of the superconducting wire produced by Bruker Energy & Supercon Technologies and of superconducting wire used by Bruker BioSpin.

The demand for NMR, EPR, MRI and FTMS products may be adversely impacted by increases in the price of liquid helium.

        The demand for helium has risen sharply over the last decade. The superconducting magnets used in magnetic resonance rely on liquid helium for their operation. The high global demand, in combination with a shortage in supply, has caused prices for liquid helium to rise significantly. This has an adverse effect on the operating costs for magnetic resonance equipment, and may dampen demand for NMR, EPR, MRI and FTMS magnets in the future.

Our manufacture and sale of products could lead to product liability claims for which we could have substantial liability.

        The manufacture and sale of our products exposes us to product liability claims if any of our products cause injury or are found otherwise unsuitable during manufacturing, marketing, sale or customer use. In particular, if one of our CBRNE detection products malfunctions, this could lead to civilian or military casualties in a time of unrest, exposing us to increased potential for high-profile liability. If our CBRNE detection products malfunction by generating a false-positive to a potential threat, we could be exposed to liabilities associated with actions taken that otherwise would not have been required. Additionally, the nuclear magnetic resonance, research magnetic resonance imaging, Fourier transform mass spectrometry and certain electron paramagnetic resonance magnets of Bruker BioSpin utilize high magnet fields and cryogenics to operate at approximately 4 Kelvin, the temperature of liquid helium. There is an inherent risk of potential product liability due to the existence of these high magnetic fields, associated stray fields outside the magnet, and the handling of the cryogens associated with superconducting magnets. In addition, the Bruker Daltonics MALDI Biotyper has an IVD-CE mark and is used for the identification of microorganisms. Misidentification or a false-negative of certain bacteria, yeasts or fungi could lead to inappropriate treatment for patients, and could expose Bruker Daltonics to product liability.

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

        We use controlled hazardous and radioactive materials in our business and generate wastes that are regulated as hazardous wastes under United States federal, and Massachusetts, California, Washington and Wisconsin state, environmental and atomic energy regulatory laws and under equivalent provisions of law in those jurisdictions in which our research and manufacturing facilities are located. Our use of these substances and materials is subject to stringent, and periodically changing, regulation that can impose costly compliance obligations on us and have the potential to adversely affect our manufacturing activities. The risk of accidental contamination or injury from these materials cannot be completely eliminated. If an accident with these substances occurs, we could be held liable for any damages that result, in addition to incurring clean-up costs and liabilities, which can be substantial. Additionally, an accident could damage our research and manufacturing facilities resulting in delays and increased costs.

In addition to the risks applicable to our life science and materials analysis products, our CBRNE detection products are subject to a number of additional risks, including lengthy product development and contract negotiation periods and certain risks inherent in long-term government contracts.

        Our CBRNE detection products are subject to many of the same risks associated with our life science products, including vulnerability to rapid technological change, dependence on mass spectrometry and other technologies and substantial competition. In addition, our CBRNE detection products and certain FT-IR products are generally sold to government agencies under long-term contracts. These contracts generally involve lengthy pre-contract negotiations and product development. We may be required to devote substantial working capital and other resources prior to obtaining product orders. As a result, we may incur substantial costs before we recognize revenue from these products. Moreover, in return for larger, longer-term contracts, our customers for these products often demand more stringent acceptance criteria. These criteria may also cause delays in our ability to recognize revenue from sales of these products. Furthermore, we may not be able to accurately predict in advance our costs to fulfill our obligations under these long-term contracts. If we fail to accurately predict our costs, due to inflation or other factors, we could incur significant losses. Also, the presence or absence of such contracts may cause substantial variation in our results of operations between fiscal periods and, as a result, our results of operations for any given fiscal period may not be predictive of our results for subsequent fiscal periods. The resulting uncertainty may have an adverse impact on our stock price.

We are subject to existing and potential additional regulation and government inquiry, which can impose burdens on our operations and narrow the markets for our products.

        We are subject, both directly and indirectly, to the adverse impact of existing and potential future government regulation of our operations and markets. For example, exportation of our products, particularly our CBRNE detection products, is subject to strict regulatory control in a number of jurisdictions. The failure to satisfy export control criteria or obtain necessary clearances could delay or prevent shipment of products, which could adversely affect our revenues and profitability. Moreover, the life sciences industry, which is the market for our principal products, has historically been heavily regulated. There are, for example, laws in several jurisdictions restricting research in genetic engineering, which can operate to narrow our markets. Given the evolving nature of this industry, legislative bodies or regulatory authorities may adopt additional regulation that adversely affects our market opportunities. Additionally, if ethical and other concerns surrounding the use of genetic information, gene therapy or genetically modified organisms become widespread, we may have less demand for our products. Our business is also directly affected by a wide variety of government regulations applicable to business enterprises generally and to companies operating in the life sciences industry in particular. We note that, as a result of developing and selling products which are the subject of such regulation, we have been, are, and expect to be in the future, subject to inquiries from the government agencies which enforce these regulations, including the U.S. Department of State, the U.S. Department of Commerce, the U.S. Food and Drug Administration, the U.S. Internal Revenue Service, the U.S. Department of Homeland Security, the U.S. Department of Justice, the Securities and Exchange Commission, the Federal Trade Commission, the U.S. Customs and Border Protection and the U.S. Department of Defense, among others, as well as from state or foreign governments and their departments and agencies. As a result, from time to time, the attention of our management and other resources may be diverted to attend to these inquiries. In addition, failure to comply with these regulations or obtain or maintain necessary permits and licenses could result in a variety of fines or other censures or an interruption in our business operations which may have a negative impact on our ability to generate revenues.

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

        Our exposure to currency exchange rate fluctuations results primarily from the currency translation exposure associated with the preparation of our consolidated financial statements and from the exposure associated with transactions of our subsidiaries that are denominated in a currency other than the respective subsidiary's functional currency. While our financial results are reported in U.S. Dollars, the financial statements of many of our subsidiaries outside the United States are prepared using the local currency as the functional currency. During consolidation, these results are translated into U.S. Dollars by applying appropriate exchange rates. As a result, fluctuations in the exchange rate of the U.S. Dollar relative to the local currencies in which our foreign subsidiaries report therefore could cause significant fluctuations in our reported results. Moreover, as exchange rates vary, revenue and other operating results may differ materially from our expectations.

        Additionally, to the extent monetary assets and liabilities, including debt, are held in a different currency than the reporting subsidiary's functional currency, fluctuations in currency exchange rates may have a significant impact on our reported financial results, and may lead to increased earnings volatility. We may record significant gains or losses related to both the translation of assets and liabilities held by our subsidiaries into local currencies and the remeasurement of inter-company receivables and loan balances.

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

        Additionally, the agreements governing our debt require that we maintain certain financial ratios related to maximum leverage and minimum interest coverage, and contain affirmative and negative covenants that restrict our activities by, among other limitations, limiting our ability to make certain payments; incur additional debt; incur certain liens; make certain investments, including derivative agreements; merge, consolidate, sell or transfer all or substantially all of our assets; and enter into certain transactions with affiliates. Our ability to comply with these financial restrictions and covenants is dependent on our future performance, which is subject to prevailing economic conditions and other factors, including factors that are beyond our control such as foreign exchange rates and interest rates. Our failure to comply with any of these restrictions or covenants may result in an event of default under the applicable debt instrument, which could permit acceleration of the debt under that facility and require us to prepay that debt before its scheduled due date.

Goodwill and other intangible assets are subject to impairment.

        As a result of our acquisitions we have recorded goodwill and other intangible assets which must be periodically evaluated for potential impairment. We assess the realizability of the reported goodwill and other intangible assets annually, as well as whenever events or changes in circumstances indicate that the assets may be impaired. These events or circumstances generally include operating losses or a significant decline in the earnings associated with the reporting segment these acquisitions are reported within. A decline in our stock price and market capitalization may also cause us to consider whether goodwill and other intangible assets may require an impairment assessment. Our ability to realize the value of the goodwill will depend on the future cash flows of the reporting segment in addition to how well we integrate the businesses acquired.

Various international tax risks could adversely affect our earnings and cash flows.

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

        We currently have reserves established on the statutory books of certain international locations. Within our audited consolidated financial statements, which have been prepared under U.S. generally accepted accounting principles, or GAAP, the potential tax liabilities associated with these reserves have been recorded as long-term deferred tax liabilities. If these reserves are challenged, and we are unable to successfully defend the need for such reserves, these liabilities could become current resulting in a negative impact to our anticipated cash flows from operations over the next twelve months.

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

        As of March 8, 2010, our majority stockholders, including our Chairman, President and Chief Executive Officer Frank Laukien, and Director and Chief Operating Officer of Bruker BioSpin Joerg Laukien and other Laukien family members owned, in the aggregate, approximately 57% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change in control of our company and will make some transactions difficult or impossible to accomplish without the support of these stockholders.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        We have not received any written comments from the staff of the Securities and Exchange Commission regarding our periodic or current reports that (1) we believe are material, (2) were issued not less than 180 days before the end of our 2009 fiscal year, and (3) remain unresolved.

ITEM 2.    PROPERTIES

        We believe that our existing principal facilities are well maintained and in good operating condition and that they are adequate for our foreseeable business needs.

        In addition to the principal facilities noted below we lease additional facilities for sales, applications and service support in various countries throughout the world including Australia, Austria, Belgium, Brazil, China, Czech Republic, Estonia, France, Germany, Hong Kong, India, Israel, Italy, Japan, Latvia, Malaysia, Mexico, Netherlands, Poland, Russia, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan, Ukraine, the United Kingdom and the United States. If we should require additional or alternative facilities, we believe that such facilities can be obtained on short notice at competitive rates.

        The location and general character of our principal properties by operating segment as of December 31, 2009 are as follows:

Scientific Instruments Segment:

        Bruker AXS' six principal facilities are located in Karlsruhe, Berlin and Kalkar, Germany; Madison, Wisconsin, USA, and Kennewick, Washington, USA; and Yokohama, Japan. These facilities, which incorporate manufacturing, research and development, application and demonstration, marketing and sales and administration functions for the businesses of Bruker AXS, include:

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

        Bruker BioSpin's six principal facilities are located in Rheinstetten, Ettlingen and Karlsruhe, Germany; Faellanden, Switzerland; Wissembourg, France; and Billerica, Massachusetts, USA. These facilities, which incorporate manufacturing, research and development, application and demonstration, marketing and sales and administration functions for the businesses of Bruker BioSpin, include:

  •
  an owned 475,000 square foot facility in Rheinstetten, Germany;

  •
  an owned 360,000 square foot facility in Ettlingen, Germany;

  •
  an owned 345,000 square foot facility in Karlsruhe, Germany;

  •
  an owned 260,000 square foot facility and a leased 55,000 square foot facility in Faellanden, Switzerland;

  •
  an owned 120,000 square foot facility, a leased 65,000 square foot facility and a leased 18,000 square foot facility in Wissembourg, France; and

  •
  a leased 50,000 square foot facility in Billerica, Massachusetts, USA.

        Bruker Daltonics' three principal facilities are located in Bremen and Leipzig, Germany; and Billerica, Massachusetts, USA. These facilities, which incorporate manufacturing, research and development, application and demonstration, marketing and sales and administration functions for the mass spectrometry and CBRNE businesses of Bruker Daltonics, include:

  •
  an owned 180,000 square foot facility in Bremen, Germany;

  •
  an owned 90,000 square foot facility in Billerica, Massachusetts, USA; and

  •
  an owned 60,000 square foot facility in Leipzig, Germany.

        Bruker Optics' three principal facilities are located in Ettlingen, Germany; Billerica, Massachusetts, USA and The Woodlands, Texas, USA. These facilities, which incorporate manufacturing, research and development, application and demonstration, marketing and sales and administration functions for the business of Bruker Optics, include:

  •
  an owned 165,000 square foot facility in Ettlingen, Germany;

  •
  a leased 25,000 square foot facility in Billerica, Massachusetts, USA; and

  •
  a leased 22,700 square foot facility in The Woodlands, Texas, USA.

Energy & Supercon Technologies:

        Bruker Energy & Supercon Technologies' four principal facilities are located in Hanau, Bergisch Gladbach and Alzenau, Germany and Perth, Scotland. These facilities, which incorporate manufacturing, research and development, application and demonstration, marketing and sales and administration functions for the business of Bruker Energy & Supercon Technologies, include:

  •
  an owned 47,000 square foot facility in Perth, Scotland;

  •
  a leased 112,000 square foot facility in Hanau, Germany;

  •
  a leased 63,800 square foot facility in Bergisch Gladbach, Germany; and

  •
  a leased 20,000 square foot facility in Alzenau, Germany.

ITEM 3.    LEGAL PROCEEDINGS

        Our subsidiary Bruker Daltonics is party to an Agreement with Isis Pharmaceuticals, Inc. regarding the manufacture and sale by Isis, through its wholly owned subsidiary Ibis BioSciences, Inc., of certain systems incorporating Bruker Daltonics mass spectrometers. A dispute arose in January 2008 regarding the performance of each party under the Agreement. Pursuant to the Agreement's dispute resolution mechanism, the parties had a series of executive level meetings and engaged in mediation with a third party mediator. These efforts did not resolve the dispute, and in May 2008 Bruker Daltonics filed suit against Isis and Ibis. Isis and Ibis have answered this complaint and asserted counterclaims that Bruker Daltonics breached the Agreement. Discovery in this matter is ongoing. Bruker Daltonics believes that the counterclaims of Ibis and Isis are without merit and intends to pursue this litigation vigorously.

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

        On January 21, 2009, The Research Foundation of the State University of New York filed an action in federal district court in the Northern District of New York against the Company, Bruker BioSpin GmbH, Bruker BioSpin Corporation and Varian alleging infringement by the Bruker entities and Varian of a U.S. patent related to nuclear magnetic resonance held by the Research Foundation. The parties agreed to participate in a series of mediation hearings, which occurred from July to November 2009. These efforts did not resolve the dispute and the matter is proceeding to litigation. Discovery in the case is ongoing. The Company believes the infringement allegations are without merit and intends to defend this matter vigorously.

        On September 26, 2008, Roenalytic GmbH, previously known as Roentgenanalytik Appartebau GmbH ("RAA"), filed a civil proceeding in Germany against a Bruker AXS subsidiary and one employee in connection with alleged improper use of certain intellectual property of RAA. An action for injunction against the Bruker AXS subsidiary brought by RAA is pending in the regional court of Frankfurt am Main. Following a series of hearings, in December 2009 the court appointed an independent software expert to investigate the copyright infringement allegations made by RAA and provide an opinion to the court relating to the alleged infringement. The German court has declared that the infringement claims made by RAA are limited to the territory of Germany.

        RAA also raised criminal allegations against three employees of the same Bruker AXS subsidiary, each of whom is a former RAA employee, charging them with misappropriation and theft of intellectual property and trade secrets. RAA further alleged that an officer of the subsidiary committed libel by making an allegedly false statement regarding RAA's financial situation. The public prosecutor in Berlin, Germany commenced an investigation in 2008 and confiscated the employees' computers and similar items to search for information relevant to its inquiry into this matter. During the third quarter of 2009, RAA began its inspection of certain items authorized by the court. The inspection has not been completed.

        The Bruker AXS subsidiary continues to deny all allegations made by RAA in both proceedings. The Bruker AXS subsidiary continued to provide legal counsel to the employees in the criminal inquiry.

ITEM 4.    [RESERVED]

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices

        Our common stock is traded on the Nasdaq Global Select Market under the symbol "BRKR." The following table sets forth, for the period indicated, the high and low sales prices for our common stock as reported on the Nasdaq Global Select Market:

	High	Low
First Quarter 2009	$6.50	$3.25
Second Quarter 2009	9.48	5.45
Third Quarter 2009	11.12	7.90
Fourth Quarter 2009	12.49	10.04
First Quarter 2008	$16.66	$9.62
Second Quarter 2008	16.59	11.40
Third Quarter 2008	17.22	11.53
Fourth Quarter 2008	13.64	3.07

        As of March 8, 2010, there were approximately 92 holders of record of our common stock. This number does not include individual beneficial owners of shares held in nominee name or within clearinghouse positions of brokerage firms and banks. The official close price per share of our common stock on March 8, 2010, as reported by the Nasdaq Global Select Market was $14.31.

Dividends

        We have never declared or paid cash dividends on our capital stock. We currently anticipate that we will retain all available funds for use in our business and do not anticipate paying any cash dividends in the foreseeable future. The terms of certain of our outstanding indebtedness restrict our ability to pay cash dividends.

Recent Sales of Unregistered Securities

        There were no unregistered sales of equity securities during the fourth quarter of fiscal 2009.

Issuer Purchases of Equity Securities

        The following table sets forth all purchases made by or on behalf of the Company or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the fourth quarter of 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2009	—	$—	—	—
November 1 - November 30, 2009	—	—	—	—
December 1 - December 31, 2009	3,570	11.20	—	—

	3,570	$11.20	—	—

        All shares repurchased were open-market purchases made by or on behalf of children of the Company's Chief Executive Officer and were previously disclosed on a Form 4 filed with the U.S. Securities and Exchange Commission.

Stock Price Performance Graph

        The graph below shows the cumulative stockholder return, assuming the investment of $100 (and the reinvestment of any dividends thereafter) for the period beginning on December 31, 2004 and ending on December 31, 2009, for our common stock, stocks traded on Nasdaq and a peer group consisting of companies traded on Nasdaq with Standard Industry Classification, or SIC, codes from 3800 to 3899, representing measuring instruments, photo, medical and optical goods and timepieces. The stock price performance of Bruker Corporation shown in the following graph is not indicative of future stock price performance.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2009

Legend

CRSP Total Returns Index for:	12/2004	12/2005	12/2006	12/2007	12/2008	12/2009
BRUKER CORPORATION	100.0	120.6	186.3	329.9	100.2	299.1
NASDAQ Stock Market (US Companies)	100.0	102.1	112.2	121.7	58.6	84.3
NASDAQ Stocks (SIC 3800-3899 US Companies)	100.0	106.2	116.2	151.1	76.5	106.2
measuring instruments; photo, med & optical goods; timepieces

        The data for this performance graph was compiled by Zack's Investment Research, Inc. and is used with their permission.

ITEM 6.    SELECTED FINANCIAL DATA

        On February 26, 2008, we completed our acquisition of Bruker BioSpin and on July 1, 2006 we completed our acquisition of Bruker Optics. The Company, Bruker BioSpin and Bruker Optics were majority owned by affiliated stockholders prior to the respective acquisitions. As a result, our acquisitions of Bruker BioSpin and Bruker Optics were considered business combinations of entities under common control and were accounted for at historical carrying values. Historical consolidated balance sheets, statements of operations and statements of cash flows were restated by combining the historical audited financial statements of the Company with those of Bruker BioSpin and Bruker Optics. The consolidated statements of operations data for each of the years ended December 31, 2009, 2008 and 2007, and the consolidated balance sheet data as of December 31, 2009 and 2008, have been derived from our audited financial statements included in Item 8 of this report. The combined statements of operations data and combined balance sheet data for certain other periods presented was derived by combining amounts from the historical audited financial statements of Bruker Corporation, Bruker BioSpin and Bruker Optics.

        The data presented below was derived from financial statements that were prepared in accordance with U.S. generally accepted accounting principles and should be read with the consolidated and combined financial statements and schedules, including the notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in millions, except per share data)
Combined/Consolidated Statements of Operation Data:
Product revenue	$985.3	$974.9	$913.2	$758.9	$702.3
Service revenue	122.4	126.9	115.4	87.9	76.8
Other revenue	6.8	5.3	3.8	4.6	8.7
Total revenue	1,114.5	1,107.1	1,032.4	851.4	787.8
Total costs and operating expenses	977.8	998.9	894.7	745.1	671.8
Operating income	136.7	108.2	137.7	106.3	116.0
Net income attributable to Bruker Corporation	81.2	64.9	98.9	74.4	84.9
Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.50	$0.40	$0.61	$0.47	$0.54
Diluted	$0.49	$0.39	$0.60	$0.46	$0.53

        During 2009, we recorded a gain of $1.3 million in connection with the acquisition of the research instruments business from Varian Medical Systems, Inc.; we also recorded acquisition-related costs in connection with this acquisition of $0.8 million. The results for 2009 also include stock-based compensation expense of $6.3 million, impairment charges of $0.7 million and interest expense of $6.1 million on acquisition-related debt. During 2008, we recorded acquisition-related charges of $6.2 million in connection with the acquisition of Bruker BioSpin, stock-based compensation expense of $4.5 million, interest expense of $8.9 million on acquisition-related debt and net tax benefits of $9.5 million related to reversing certain valuation allowances on deferred tax assets and reaching the more-likely-than-not threshold for recognizing certain tax receivables. During 2007, we recorded acquisition-related charges of $7.4 million in connection with the acquisition of Bruker BioSpin, stock-based compensation expense of $2.2 million and a tax benefit of $10.1 million related to a change in tax law that was enacted in Germany. During 2006, we recorded acquisition-related charges of $5.6 million in connection with the acquisition of Bruker Optics and stock-based compensation expense of $1.5 million. During 2005, we recorded a special credit of $25.8 million related to the favorable settlement of various magnet patent litigation cases.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in millions, except per share data)
Combined/Consolidated Balance Sheet Data:
Cash and cash equivalents, short-term investments and restricted cash	$209.1	$167.7	$344.6	$325.6	$369.3
Working capital	333.3	301.0	472.6	420.5	448.6
Total assets	1,172.0	1,116.3	1,310.7	1,171.0	1,151.5
Total debt	137.7	223.8	44.2	57.5	60.2
Other long-term liabilities	97.3	101.1	105.5	69.0	60.7
Total shareholders' equity	418.8	312.7	635.5	569.0	559.9

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, describes the principal factors affecting the results of our operations, financial condition and changes in financial condition, as well as our critical accounting policies and estimates. Our MD&A is organized as follows:

  •
  Executive Overview.  This section provides a general description and history of our business, a brief discussion of our reportable segments, significant recent developments in our business and other opportunities, and challenges and risks that may impact our business in the future.

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

  •
  Results of Operations.  This section provides our analysis of the significant line items on our consolidated statement of operations for the year ended December 31, 2009 compared to the year ended December 31, 2008 and for the year ended December 31, 2008 compared to the year ended December 31, 2007.

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

EXECUTIVE OVERVIEW

Business Overview

        Bruker Corporation and its wholly-owned subsidiaries design, manufacture, service and market proprietary life science and materials research systems based on its core technology platforms, including X-ray technologies, magnetic resonance technologies, mass spectrometry technologies, optical emission spectroscopy and infrared and Raman molecular spectroscopy technologies. We sell a broad range of field analytical systems for chemical, biological, radiological, nuclear and explosive, or CBRNE, detection. We also develop and manufacture low temperature and high temperature superconducting wire products and superconducting wire and superconducting devices for use in advanced magnet technology, physics research and energy applications. Our diverse customer base includes life science, pharmaceutical, biotechnology and molecular diagnostic research companies, academic institutions, advanced materials and semiconductor industries and government agencies. We maintain major technical and manufacturing centers in Europe, North America and Japan and we have sales offices located throughout the world. Our corporate headquarters are located in Billerica, Massachusetts.

        Our business strategy is to capitalize on our ability to innovate and generate rapid revenue performance, both organically and through acquisitions. Our revenue growth strategy combined with anticipated improvements to our gross profit margins and increased leverage on our research and development, sales and marketing and distribution investments and general and administrative expenses is expected to enhance our operating margins and improve our earnings in the future.

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

        With the addition of Bruker BioSpin, we enhanced our scientific instruments business and thus furthered our position as a leading supplier of life science and materials research systems. The technologies of Bruker BioSpin are particularly complementary to our accurate-mass electrospray time-of-flight mass spectrometers and our single-crystal diffraction X-ray spectrometers and have created revenue synergies and provided opportunities to supply customers with equipment packages that have a broader range of applications and value. The addition of Bruker BioSpin also enhanced our distribution of scientific instruments in the Americas, Europe and Asia and our sales and service infrastructure.

        We are organized into five operating segments, representing each of our five divisions: Bruker AXS, Bruker BioSpin, Bruker Daltonics, Bruker Optics and Bruker Energy & Supercon Technologies. Bruker AXS is in the business of manufacturing and distributing advanced X-ray, spark-optical emission spectroscopy and atomic force microscopy instrumentation used in non-destructive molecular and elemental analysis. Bruker BioSpin is in the business of manufacturing and distributing enabling life science tools based on magnetic resonance technology. Bruker Daltonics is in the business of manufacturing and distributing mass spectrometry instruments that can be integrated and used along with other analytical instruments and our CBRNE detection products. Bruker Optics is in the business of manufacturing and distributing research, analytical and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy technologies. Bruker Energy & Supercon Technologies is in the business of developing and producing low temperature superconducting and high temperature superconducting wires for use in advanced magnet technology and energy applications as well as linear accelerators, accelerator cavities, insertion devices, superconducting fault current limiters, other accelerator components and specialty superconducting magnets for physics and energy research and a variety of other scientific applications.

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

  •
  Scientific Instruments.  The operations of this segment include the design, manufacture and distribution of advanced instrumentation and automated solutions based on X-ray technology, spark-optical emission spectroscopy technology, atomic force microscopy, magnetic resonance technology, mass spectrometry technology and infrared and Raman molecular spectroscopy technology. Typical customers of the Scientific Instruments segment include pharmaceutical, biotechnology and diagnostic companies; academic institutions; medical schools; other non-profit organizations; clinical microbiology laboratories; government departments and agencies; nanotechnology, semiconductor, chemical, cement, metals and petroleum companies; and food, beverage and agricultural analysis companies and laboratories.

  •
  Energy & Supercon Technologies.  The operations of this segment include development and production of low temperature superconducting and high temperature superconducting wires for use in advanced magnet technology and energy applications as well as electron and ion linear accelerators, superconducting and normal conducting accelerator cavities, other accelerator components, insertion devices, prototype superconducting fault current limiters, prototype crystal growth magnets, and highly specialized manufacturing services for physics and energy research, and a variety of other scientific applications. Typical customers of the Energy & Supercon Technologies segment include companies in the medical, power and energy, and processing industries; private and public research and development laboratories in the fields of fundamental and applied sciences and energy research; and academic institutions and government agencies.

Financial Overview

        For the year ended December 31, 2009, our revenue increased by $7.4 million, or 0.7%, to $1,114.5 million, compared to $1,107.1 million for the comparable period in 2008. Included in this change in revenue is a reduction of approximately $14.7 million from the impact of foreign exchange due to the strengthening of the U.S. Dollar versus the Euro and other foreign currencies. Excluding the effect of foreign exchange, revenue increased by $22.1 million, or 2.0%. Revenues from the Scientific Instruments segment increased modestly on a currency adjusted basis, increasing by $1.7 million, or 0.2%, to $1,075.8 million. Revenue in the Scientific Instruments segment reflects higher sales of mass spectrometry systems offset by lower sales of X-ray and optical emission spectroscopy systems. The mix of products sold in the Scientific Instruments segment reflects an increase in revenues from academic and government customers offset by lower sales to industrial customers. We attribute the increases in spending by academic and government customers to new product introductions and stimulus packages implemented by governments of various countries, including the U.S., Germany, Japan and China. We expect that we will continue to receive stimulus-related orders through 2010 and these orders will be recognized in revenue into the first half of 2011. We attribute the overall decreases in spending by industrial customers to the worldwide recession. However, revenues from industrial customers improved quarter-over-quarter and sequentially for the third and fourth quarters of 2009 and we believe this reflects a gradual turnaround in the recent trends for these markets. We are cautiously optimistic that the industrial markets we serve will continue to improve through 2010 but we will continue to closely monitor the apparent recovery in these markets.

        Income from operations for the year ended December 31, 2009 was $136.7 million, resulting in an operating margin of 12.3%, compared to income from operations of $108.2 million, resulting in an operating margin of 9.8%, for the comparable period in 2008. The operating margin in 2009 includes $0.2 million of acquisition-related charges and the operating margin in 2008 includes $6.2 million of acquisition-related charges. Excluding the effect of these acquisition-related charges, income from operations increased by $22.5 million. The increase in operating margin is primarily the result of an improvement in our gross profit margins and lower operating expenses. Our gross profit margin for the year ended December 31, 2009 was 46.5%, compared with 45.6% for the comparable period in 2008. Higher gross profit margins on our newly introduced mass spectrometry products, combined with productivity initiatives, the benefits of cost cutting and changes in foreign currency exchange rates allowed us to improve our gross profit margins without a significant increase in volume. We reduced our operating expenses through various cost reduction programs. Changes in foreign currency exchange rates also favorably impacted our operating expenses.

        We incurred approximately $7.5 million of interest expense during the year ended December 31, 2009 compared to $11.7 million for the comparable period in 2008. Of the total interest expense incurred during the year ended December 31, 2009, approximately $6.1 million related to a credit facility that we entered into during the first quarter of 2008. We initially borrowed $351.0 million under this credit facility in order to finance the acquisition of Bruker BioSpin. In 2009, we repaid approximately $64.5 million of the amounts outstanding under this credit agreement and, from the inception of this credit agreement, we have reduced the net amount outstanding by approximately $219.7 million.

        During the year ended December 31, 2009, we recorded net losses on foreign currency transactions of $1.9 million compared to net losses of $11.2 million for the comparable period in 2008. We incurred $12.2 million of foreign exchange losses in the first three months of 2008 that were driven by the re-measurement of certain foreign currency denominated assets, principally cash, inter-company receivables and a short-term inter-company loan, into the functional currency of the affected entities.

        Our effective tax rate for the year ended December 31, 2009 was 37.3%, compared to 30.0% in 2008. Our tax rate can vary from year-to-year as the amount and mix of income and taxes outside of the U.S. changes. Our tax rate also varies as a result of discrete items that are of a non-recurring nature. In the second half of 2009, we repatriated cash from certain foreign locations into the U.S. in order to reduce our outstanding debt under the credit agreement. This repatriation, and certain other transactions that were taxable in the United States, resulted in approximately $4.3 million of tax expense. Excluding this amount, our tax rate for the year 2009 would have been 33.9%. Additionally, our tax rate for 2008 includes tax benefits of $10.8 million related to reversing certain valuation allowances and reaching the more-likely-than-not threshold for recognizing certain tax receivables. The tax benefits recorded in 2008 described above were offset by $1.3 million of income taxes incurred in connection with the liquidation of a legal entity within the Scientific Instruments segment. Excluding the $9.5 million of net tax benefits described above, our tax rate for the year 2008 would have been 40.2%.

        Our net income attributable to the shareholders of Bruker Corporation for the year ended December 31, 2009 was $81.2 million, or $0.49 per diluted share, compared to $64.9 million, or $0.39 per diluted share, for the comparable period in 2008.

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

        Revenue recognition.    We recognize revenue from system sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, title and risk of loss has been transferred to the customer and collectability of the resulting receivable is reasonably assured. Title and risk of loss generally are transferred to the customer upon receipt of a signed customer acceptance form for a system that has been shipped, installed, and for which the customer has been trained. As a result, the timing of customer acceptance or readiness could cause our reported revenues to differ materially from expectations. When products are sold through an independent distributor or a strategic distribution partner who assumes responsibility for installation, we recognize the system sale when the product has been shipped and title and risk of loss have been transferred to the distributor. Our distributors do not have price protection rights or rights of return; however, our products are typically warranted to be free from defect for a period of one year. Revenue is deferred until cash is received when collectability is not reasonably assured, such as when a significant portion of the fee is due over one year after delivery, installation and acceptance of a system. For arrangements with multiple elements, we recognize revenue for each element based on the relative fair value of the elements, provided all other criteria for revenue recognition have been met. The fair value for each element provided in multiple element arrangements is typically determined by referencing the prices charged when the element is sold separately. If there is objective and reliable evidence of the fair value of the undelivered items in an arrangement, but no such evidence for the delivered items, we use the residual method to allocate the arrangement consideration. Changes in our ability to establish the fair value for each element in multiple element arrangements could affect the timing of revenue recognition. Revenue from accessories and parts is recognized upon shipment and service revenue is recognized as the services are performed. We also have contracts for which we apply the percentage-of-completion method for revenue recognition. Application of the percentage-of-completion method requires us to make reasonable estimates of the extent of progress toward completion of the contract and the total costs we will incur under the contract. Changes in our estimates could affect the timing of revenue recognition. Grant revenue is recognized when we complete the services required under the grant.

        Income taxes.    The determination of income tax expense requires us to make certain estimates and judgments concerning the calculation of deferred tax assets and liabilities, as well as the deductions, carryforwards and credits that are available to reduce taxable income. Deferred tax assets and liabilities arise from differences in the timing of the recognition of revenue and expenses for financial statement and tax purposes. Deferred tax assets and liabilities are measured using the tax rates in effect for the year in which these temporary differences are expected to be settled. We estimate the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction, and we provide a valuation allowance for tax assets and loss carryforwards that we believe will more likely than not go unused. If it becomes more likely than not that a tax asset or loss carryforward will be used for which a reserve has been provided, we reverse the related valuation allowance. If our actual future taxable income by tax jurisdiction differs from estimates, additional allowances or reversals of reserves may be necessary. In addition, we only recognize benefits for tax positions that we believe are more likely than not of being sustained upon review by a taxing authority with knowledge of all relevant information. We reevaluate our uncertain tax positions on a quarterly basis and any changes to these positions as a result of tax audits, tax laws or other facts and circumstances could result in additional charges to operations.

        Allowance for doubtful accounts.    We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to pay amounts due. If the financial condition of our customers were to deteriorate, reducing their ability to make payments, additional allowances would be required, resulting in a charge to operations.

        Inventories.    Inventories are stated at the lower of cost or market, with costs determined by the first-in, first-out method for a majority of subsidiaries and by average cost for certain international subsidiaries. We record provisions to account for excess and obsolete inventory to reflect the expected non-saleable or non-refundable inventory based on an evaluation of slow moving products. Inventories also include demonstration units located in our demonstration laboratories or installed at the sites of potential customers. We consider our demonstration units to be available for sale. We reduce the carrying value of demonstration inventories for differences between cost and estimated net realizable value, taking into consideration usage in the preceding twelve months, expected demand, technological obsolescence and other information including the physical condition of the unit. If ultimate usage or demand varies significantly from expected usage or demand, additional write-downs may be required, resulting in additional charges to operations.

        Goodwill, other intangible assets and other long-lived assets.    We evaluate whether goodwill is impaired annually and when events occur or circumstances change. We test goodwill for impairment at the reporting unit level (the operating segment or one level below an operating segment). The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using an income approach methodology of valuation that includes the discounted cash flow method. Estimating the fair value of the reporting units requires significant judgments by management about the future cash flows. If the carrying amount of a reporting unit exceeds the fair value of the reporting unit, we perform the second step of the goodwill impairment test to measure the amount of the impairment. In the second step of the goodwill impairment test we compare the implied fair value of the reporting unit's goodwill with the carrying value of that goodwill. We also review finite-lived intangible assets and other long-lived assets when indication of potential impairment exists, such as a significant reduction in undiscounted cash flows associated with the assets. Should the fair value of our long-lived assets decline because of reduced operating performance, market declines, or other indicators of impairment, a charge to operations for impairment may be necessary.

        Warranty costs.    We normally provide a one year parts and labor warranty with the purchase of equipment. The anticipated cost for this warranty is accrued upon recognition of the sale based on historical warranty rates and our assumptions of future warranty claims. The warranty accrual is included as a current liability on the consolidated balance sheets. Although our products undergo quality assurance and testing procedures throughout the production process, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Although our actual warranty costs have historically been consistent with expectations, to the extent warranty claim activity or costs associated with servicing those claims differ from our estimates, revisions to the warranty accrual may be required.

        Derivative financial instruments.    All derivative instruments are recorded as assets or liabilities at fair value, which is calculated as an estimate of the future cash flows, and subsequent changes in a derivative's fair value are recognized in income, unless specific hedge accounting criteria are met. Changes in the fair value of a derivative that is highly effective and designated as a cash flow hedge are recognized in accumulated other comprehensive income until the forecasted transaction occurs or it becomes probable that the forecasted transaction will not occur. We perform an assessment at the inception of the hedge and on a quarterly basis thereafter, to determine whether our derivatives are highly effective in offsetting changes in the value of the hedged items. Any changes in the fair value resulting from hedge ineffectiveness are immediately recognized as income or expense.

RESULTS OF OPERATIONS

  Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Consolidated Results

        The following table presents our results for the years ended December 31, 2009 and 2008 (dollars in millions, except per share data):

	Year Ended December 31,
	2009	2008
Product revenue	$985.3	$974.9
Service revenue	122.4	126.9
Other revenue	6.8	5.3

Total revenue	1,114.5	1,107.1
Cost of product revenue	525.2	527.5
Cost of service revenue	70.7	74.6

Total cost of revenue	595.9	602.1

Gross profit	518.6	505.0
Operating expenses:
Sales and marketing	185.8	183.8
General and administrative	69.5	70.7
Research and development	126.4	133.8
Restructuring charges	—	2.3
Acquisition-related charges, net of bargain purchase	0.2	6.2

Total operating expenses	381.9	396.8

Operating income	136.7	108.2
Interest and other income (expense), net	(7.6)	(15.0)

Income before income taxes and noncontrolling interest in consolidated subsidiaries	129.1	93.2
Income tax provision	48.1	28.0

Consolidated net income	81.0	65.2
Net income (loss) attributable to noncontrolling interest in consolidated subsidiaries	(0.2)	0.3

Net income attributable to Bruker Corporation	$81.2	$64.9

Net income per common share attributable to
Bruker Corporation shareholders:
Basic	$0.50	$0.40
Diluted	$0.49	$0.39
Weighted average common shares outstanding:
Basic	163.5	162.7
Diluted	164.9	165.6

Revenue

        Our revenue increased by $7.4 million, or 0.7%, to $1,114.5 million for the year ended December 31, 2009, compared to $1,107.1 million for the comparable period in 2008. Included in this change in revenue is a reduction of approximately $14.7 million from the impact of foreign exchange due to the strengthening of the U.S. Dollar versus the Euro and other foreign currencies. Excluding the effect of foreign exchange, revenue increased by 2.0%. Revenues from the Scientific Instruments segment increased modestly on a currency adjusted basis, increasing by $1.7 million, or 0.2%. Revenue in the Scientific Instruments segment reflects higher sales of mass spectrometry systems offset by lower sales of X-ray and optical emission spectroscopy systems. The mix of products sold in the Scientific Instruments segment reflects an increase in revenues from academic and government customers offset by lower sales to industrial customers. We attribute the increases in spending by academic and government customers to new product introductions and stimulus packages implemented by governments of various countries, including the U.S., Germany, Japan and China. We attribute the overall decreases in spending by industrial customers to the worldwide recession. Revenues from the Energy & Supercon Technologies segment increased, on a currency adjusted basis, by $17.9 million, or 41.1%. The increase in revenue, excluding the effect of foreign exchange, is attributable to the acquisition of the research instruments business offset in part by lower demand for certain types of superconducting wire.

Cost of Revenue

        Our cost of product and service revenue for the year ended December 31, 2009, was $595.9 million, resulting in a gross profit margin of 46.5%, compared to cost of product and service revenue of $602.1 million, resulting in a gross profit margin of 45.6%, for the comparable period in 2008. Higher gross profit margins on certain nuclear magnetic resonance products and our newly introduced mass spectrometry products, combined with productivity initiatives, the benefits of cost cutting and changes in foreign currency exchange rates allowed us to improve our gross profit margins without a significant increase in volume. While product mix and initiatives designed to increase gross profits drove the increase in gross profit margins, the installation of the 1 Gigahertz nuclear magnetic resonance spectrometer in the fourth quarter of 2009 also contributed approximately 0.6% to the year-over-year improvement in gross profit margin. Because of the high degree of risk associated with the 1 Gigahertz project, the majority of costs incurred in connection with this project were charged to research and development expense as incurred, rather than capitalized as inventory. As a result, the sale carried gross profit margins that were significantly higher than those of our other nuclear magnetic resonance spectrometers.

Sales and Marketing

        Our sales and marketing expense for the year ended December 31, 2009 increased to $185.8 million, or 16.8% of product and service revenue, from $183.8 million, or 16.7% of product and service revenue, for the comparable period in 2008. The increase in sales and marketing expenses is attributable to increases in headcount in support of planned revenue growth and as a result of certain acquisitions. Increases in sales and marketing expenses were offset, in part, by cost saving initiatives and changes in foreign currency exchange rates, primarily the Euro.

General and Administrative

        Our general and administrative expense for the year ended December 31, 2009 decreased to $69.5 million, or 6.3% of product and service revenue, from $70.7 million, or 6.4% of product and service revenue, for the comparable period in 2008. The decrease in general and administrative expenses is primarily a function of various cost saving initiatives and, to a lesser degree, changes in foreign currency exchange rates, primarily the Euro.

Research and Development

        Our research and development expense for the year ended December 31, 2009 decreased to $126.4 million, or 11.4% of product and service revenue, from $133.8 million, or 12.1% of product and service revenue, for the comparable period in 2008. The decrease in research and development expenses is attributable primarily to changes in foreign currency exchange rates, primarily the Euro, as a majority of our research and development is performed in Europe. Cost saving initiatives in certain areas of our research and development organization also contributed to the decrease. However, we also continued to make incremental investments in research and development that we believe will generate future growth.

Restructuring Charges

        Income from operations for 2008 was below management's expectations and, as a result, we began implementing cost savings programs throughout our organization. In the fourth quarter of 2008 we recorded $2.3 million of restructuring charges primarily in connection with a restructuring of certain operations in the Netherlands. Approximately $2.2 million of the restructuring charges related to an involuntary severance program which affected approximately 30 employees. The balance of the restructuring charge related to the termination of certain leases. The impact of this program reduced the number of employees in sales and marketing and research and development and consolidated and focused the selling and development efforts of our single crystal X-ray diffraction products.

Acquisition-Related Charges, Net of Bargain Purchase

        Acquisition-related charges of $0.2 million recorded in 2009 relate entirely to the Energy & Supercon Technologies segment and consist of a bargain purchase gain of $1.3 million recorded in connection with the acquisition of the research instruments business from Varian Medical Systems, Inc. which was more than offset by $0.8 million of transaction costs incurred in connection with the acquisition and $0.7 million of impairment charges associated with fixed assets used in the production of certain superconducting wire.

        Acquisition-related charges of $6.2 million recorded in 2008 relate entirely to the Scientific Instruments segment and consist of transaction costs incurred in connection with the acquisition of Bruker BioSpin. The acquisition of Bruker BioSpin represented a combination of companies under common control due to a majority of ownership of both Bruker Corporation and Bruker BioSpin by the same individuals and, as a result, transaction costs were expensed as incurred.

Interest and Other Income (Expense), Net

        Interest and other income (expense), net during the year ended December 31, 2009, was $(7.6) million, compared to $(15.0) million for the comparable period of 2008.

        During the year ended December 31, 2009, the major components within interest and other income (expense), net, consisted of net interest expense of $6.5 million and realized and unrealized losses on foreign currency transactions of $1.9 million. During the year ended December 31, 2008, the major components within interest and other income (expense), net, were realized and unrealized losses on foreign currency transactions of $11.2 million and net interest expense of $6.8 million.

        The losses on foreign currency transactions in 2008 resulted from the re-measurement of certain foreign currency denominated assets, principally cash, inter-company receivables and a short-term inter-company loan into the functional currency of the affected entities. We implemented various programs to reduce our exposure from re-measurement of foreign currencies. These programs contributed to the decrease in realized and unrealized losses on foreign currency transactions.

Provision for Income Taxes

        The income tax provision for the year ended December 31, 2009 was $48.1 million compared to an income tax provision of $28.0 million for the comparable period of 2008, representing effective tax rates of 37.3% and 30.0%, respectively. Our tax rate may change over time as the amount and mix of income and taxes outside the U.S. changes. In addition to the amount and mix of income and taxes outside the United States, our income tax provision can be impacted by discrete items of a non-recurring nature.

        Discrete items of this nature resulted in tax expense of $4.3 million for the year ended December 31, 2009 and related to cash that we repatriated from certain foreign locations into the U.S. in order to reduce our outstanding debt, as well as certain other transactions that were taxable in the U.S. Excluding this amount, our tax rate for 2009 would have been 33.9%. Discrete items impacting the provision for income taxes in 2008 included tax benefits of $10.8 million and related primarily to reversing certain valuation allowances and reaching the more-likely-than-not threshold for recognizing certain tax receivables. The tax benefits described were offset by $1.3 million of income taxes incurred in connection with the liquidation of a tax ineffective entity within the Scientific Instruments segment. In addition, acquisition-related costs did not generate significant tax benefits for us because they were incurred primarily in the U.S. and foreign currency exchange losses did not generate significant tax benefits for us because they occurred in foreign locations with relatively low statutory tax rates. Excluding these amounts, our tax rate for 2008 would have been 40.2%.

Net Income (Loss) Attributable to Noncontrolling Interests

        Net income (loss) attributable to noncontrolling interests for the year ended December 31, 2009 was $(0.2) million compared to $0.3 million for the comparable period of 2008. The net loss attributable to noncontrolling interests in 2009 represents the minority shareholders' proportionate share of the net income (loss) recorded by five majority-owned indirect subsidiaries, Bruker Baltic Ltd., Bruker Labmate Pvt. Ltd., InCoaTec GmbH and Perch Solutions OY, which are in the Scientific Instruments segment, and RI Research Instruments GmbH, which is included in the Energy & Supercon Technologies segment. The net income attributable to noncontrolling interests in 2008 relates to the minority shareholders' proportionate share of the net income recorded by two majority-owned indirect subsidiaries, Bruker Baltic Ltd. and InCoaTec GmbH.

Net Income Attributable to Bruker Corporation

        Our net income for the year ended December 31, 2009, was $81.2 million, or $0.49 per diluted share, compared to net income of $64.9 million, or $0.39 per diluted share, for 2008.

Segment Results

Revenue

        The following table presents revenue, change in revenue and revenue growth by reportable segment for the years ended December 31, 2009 and 2008 (dollars in millions):

	2009	2008	Dollar Change	Percentage Change
Scientific Instruments	$1,062.7	$1,074.1	$(11.4)	(1.1)%
Energy & Supercon Technologies	59.8	43.5	16.3	37.5%
Eliminations (a)	(8.0)	(10.5)	2.5

	$1,114.5	$1,107.1	$7.4	0.7%

(a)
Represents product and service revenue between reportable segments.

Scientific Instruments Segment Revenues

        Scientific Instruments segment revenue decreased by $11.4 million, or 1.1%, to $1,062.7 million for the year ended December 31, 2009, compared to $1,074.1 million for the comparable period in 2008. Included in this change in revenue is a reduction of approximately $13.1 million from the impact of foreign exchange due to the strengthening of the U.S. Dollar versus the Euro and other foreign currencies. Excluding the effect of foreign exchange, revenue increased by 0.2%. Revenue in the Scientific Instruments segment reflects higher sales of mass spectrometry systems offset by lower sales of X-ray and optical emission spectroscopy systems. The mix of products sold in the Scientific Instruments segment reflects an increase in revenues from academic and government customers offset by lower sales to industrial customers. We attribute the increases in spending by academic and government customers to new product introductions and stimulus packages implemented by governments of various countries, including the U.S., Germany, Japan and China. We attribute the overall decreases in spending by industrial customers to the worldwide recession.

        System revenue and aftermarket revenue as a percentage of total Scientific Instruments segment revenue were as follows during the years ended December 31, 2009 and 2008 (dollars in millions):

	2009		2008
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System revenue	$849.2	79.9%	$853.6	79.5%
Aftermarket revenue	213.5	20.1%	220.5	20.5%

Total revenue	$1,062.7	100.0%	$1,074.1	100.0%

        System revenues in the Scientific Instruments segment include X-ray systems, spark-optical emission spectroscopy systems, atomic force microscopy systems, nuclear magnetic resonance systems, magnetic resonance imaging systems, electron paramagnetic imaging systems, mass spectrometry systems, CBRNE detection systems and molecular spectroscopy systems. Aftermarket revenues in the Scientific Instruments segment include accessory sales, consumables, training and services.

Energy & Supercon Technologies Segment Revenues

        Energy & Supercon Technologies segment revenue increased by $16.3 million, or 37.5%, to $59.8 million for the year ended December 31, 2009, compared to $43.5 million for the comparable period in 2008. Included in this change in revenue is a reduction of approximately $1.6 million from the impact of foreign exchange due to the strengthening of the U.S. Dollar versus the Euro and other foreign currencies. Excluding the effect of foreign exchange, revenue increased by 41.1%. The increase in revenue, excluding the effect of foreign exchange, is attributable to the acquisition of the research instruments business of ACCEL Instruments GmbH from Varian Medical Systems, Inc. in the second quarter of 2009 offset, in part, by lower demand for certain types of superconducting wire.

        System and wire revenue and aftermarket revenue as a percentage of total Energy & Supercon Technologies segment revenue were as follows during the years ended December 31, 2009 and 2008 (dollars in millions):

	2009		2008
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System and wire revenue	$57.6	96.3%	$40.0	92.0%
Aftermarket revenue	2.2	3.7%	3.5	8.0%

Total revenue	$59.8	100.0%	$43.5	100.0%

        System and wire revenues in the Energy & Supercon Technologies segment include low and high temperature superconducting wire and electron and ion linear accelerators, superconducting and normal conducting accelerator cavities, insertion devices, superconducting fault current limiters, other accelerator components and specialty superconducting magnets for physics and energy research and a variety of other scientific applications. Aftermarket revenues in the Energy & Supercon Technologies segment include services and accessory sales.

Income (Loss) from Operations

        The following table presents income (loss) from operations and operating margins on revenue by reportable segment for the years ended December 31, 2009 and 2008 (dollars in millions):

	2009		2008
	Operating Income (Loss)	Percentage of Segment Revenue	Operating Income (Loss)	Percentage of Segment Revenue
Scientific Instruments	$141.7	13.3%	$116.2	10.8%
Energy & Supercon Technologies	(6.3)	(10.5)%	(8.2)	(18.9)%
Corporate, eliminations and other (a)	1.3		0.2

Total operating income	$136.7	12.3%	$108.2	9.8%

(a)
Represents corporate costs and eliminations not allocated to the reportable segments.

        Scientific Instruments segment income from operations for the year ended December 31, 2009 was $141.7 million, resulting in an operating margin of 13.3%, compared to income from operations of $116.2 million, resulting in an operating margin of 10.8%, for the comparable period in 2008. Income from operations in the Scientific Instruments segment increased as a result of an improvement in our gross profit margins and lower operating expenses.

        In 2009, gross profit margin as a percentage of revenue in the Scientific Instruments segment increased to 47.9% from 46.9% for the comparable period in 2008. Higher gross profit margins on certain nuclear magnetic resonance products and our newly introduced mass spectrometry products, combined with productivity initiatives, the benefits of cost cutting and changes in foreign currency exchange rates allowed us to improve our gross profit margins without a significant increase in volume. While product mix and initiatives designed to increase gross profits drove the increase in gross profit margins, the installation of the 1 Gigahertz nuclear magnetic resonance spectrometer in the fourth quarter of 2009 also contributed to the year-over-year improvement. Because of the high degree of risk associated with a project of this magnitude, the majority of costs incurred in connection with this project were charged to research and development expense as incurred, rather than capitalized as inventory. As a result, the sale carried gross profit margins that were significantly higher than those of our other nuclear magnetic resonance spectrometers.

        Scientific Instruments segment operating expenses, excluding acquisition-related charges, as a percentage of product and service revenue for the year ended December 31, 2009 decreased to 34.6% from 35.5% for the comparable period in 2008. The decrease in operating expenses is a result of cost saving initiatives and changes in foreign currency exchange rates. These decreases were offset, in part, by incremental investments in market-specific development efforts that we believe will generate future growth.

        Energy & Supercon Technologies segment loss from operations for the year ended December 31, 2009 was $6.3 million, resulting in an operating margin of (10.5)%, compared to a loss from operations of $8.2 million, resulting in an operating margin of (18.9)%, for the comparable period in 2008. The decrease in the loss from operations was a result of the higher revenues described above and an improvement in gross profit margin as a percentage of revenue.

  Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Consolidated Results

        The following table presents our results for the years ended December 31, 2008 and 2007 (dollars in millions, except per share data):

	Year Ended December 31,
	2008	2007
Product revenue	$974.9	$913.2
Service revenue	126.9	115.4
Other revenue	5.3	3.8

Total revenue	1,107.1	1,032.4
Cost of product revenue	527.5	483.2
Cost of service revenue	74.6	73.6

Total cost of revenue	602.1	556.8

Gross profit	505.0	475.6
Operating expenses:
Sales and marketing	183.8	160.1
General and administrative	70.7	59.6
Research and development	133.8	110.8
Restructuring charges	2.3	—
Acquisition-related charges	6.2	7.4

Total operating expenses	396.8	337.9

Operating income	108.2	137.7
Interest and other income (expense), net	(15.0)	5.8

Income before income taxes and noncontrolling interest in consolidated subsidiaries	93.2	143.5
Income tax provision	28.0	44.3

Consolidated net income	65.2	99.2
Net income attributable to noncontrolling interest in consolidated subsidiaries	0.3	0.3

Net income attributable to Bruker Corporation	$64.9	$98.9

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.40	$0.61
Diluted	$0.39	$0.60
Weighted average common shares outstanding:
Basic	162.7	161.2
Diluted	165.6	164.3

Revenue

        Our revenue increased by $74.7 million, or 7.2%, to $1,107.1 million for the year ended December 31, 2008, compared to $1,032.4 million for the comparable period in 2007. Included in this change in revenue is an increase of approximately $39.5 million from the impact of foreign exchange due to the weakening of the U.S. dollar versus the Euro and other foreign currencies. Revenues from the Scientific Instruments segment increased on a currency adjusted basis by $36.8 million, or 3.7%. Revenue in the Scientific Instruments segment reflects higher sales of X-ray systems, optical emission spectroscopy systems and CBRNE detection systems. The increases in the Scientific Instruments segment were offset by lower aftermarket revenues that resulted from a number of large accessories that were sold in 2007 but did not reoccur in 2008. Revenues from the Energy & Supercon Technologies segment increased, on a currency adjusted basis, by $2.7 million, or 7.2%. The increase in revenue, excluding the effect of foreign exchange, is attributable to the changes in the demand for certain types of superconducting wire.

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

Sales and Marketing

        Our sales and marketing expense for the year ended December 31, 2008 increased to $183.8 million, or 16.7% of product and service revenue, from $160.1 million, or 15.6% of product and service revenue, for the comparable period in 2007. The increase in sales and marketing expenses is attributable to increases in headcount in support of planned revenue growth. Additionally, changes in foreign currency exchange rates, primarily the Euro, also contributed to an increase in sales and marketing expense.

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

Research and Development

        Our research and development expense for the year ended December 31, 2008 increased to $133.8 million, or 12.1% of product and service revenue, from $110.8 million, or 10.8% of product and service revenue, for the comparable period in 2007. The increase in research and development expenses is attributable primarily to increases in headcount and higher material costs associated with development of a number of new products recently released or scheduled to be released in the next six months. Additionally, changes in foreign currency exchange rates, primarily the Euro, also contributed to an increase in research and development expense, as a majority of our research and development is performed in Europe.

Restructuring Charges

        Income from operations for 2008 was below management's expectations and, as a result, we began implementing cost savings programs throughout our organization. We recorded $2.3 million of restructuring charges primarily in connection with a restructuring of certain operations in the Netherlands. Approximately $2.2 million of the restructuring charges related to an involuntary severance program which affected approximately 30 employees. The balance of the restructuring charge related to the termination of certain leases. The impact of this program reduced the number of employees in sales and marketing and research and development and consolidated and focused the selling and development efforts of our single crystal X-ray diffraction products.

Acquisition-Related Charges

        On December 3, 2007, we announced that we had entered into a definitive agreement to acquire all of the stock of Bruker BioSpin. The acquisition of Bruker BioSpin was approved by our shareholders on February 25, 2008 and was completed on February 26, 2008. The acquisition represented a combination of companies under common control due to a majority of ownership of both Bruker Corporation and Bruker BioSpin by the same individuals. During the year ended December 31, 2008, we incurred and expensed acquisition-related charges totaling $6.2 million, which consisted primarily of investment banking, legal and accounting fees. During the year ended December 31, 2007, we incurred and expensed acquisition-related charges totaling $7.4 million, which consisted primarily of legal, investment banking and accounting fees, compensation earned by the special committee of our Board of Directors and antitrust regulation filing fees.

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

Discrete items of this nature resulted in a net tax benefit of $9.5 million for the year ended December 31, 2008 and related primarily to reversing certain valuation allowances and reaching the more-likely-than-not threshold for recognizing certain tax receivables. Gross tax benefits of $10.8 million were offset, in part, by $1.3 million of income taxes incurred in connection with the liquidation of a tax ineffective entity within the Scientific Instruments segment. In addition, acquisition-related costs did not generate significant tax benefits for us because they were incurred primarily in the U.S. and foreign currency exchange losses did not generate significant tax benefits for us because they occurred in foreign locations with relatively low statutory tax rates. Excluding these discrete items our effective tax rate for 2008 would have been 40.2%. Discrete items during the year ended December 31, 2007 resulted in a net benefit of $10.1 million related primarily to new tax legislation in Germany. Excluding these discrete items our effective tax rate for 2007 would have been 37.9%

Net Income Attributable to Noncontrolling Interests

        Net income attributable to noncontrolling interests for the years ended December 31, 2008 and 2007 was $0.3 million. The net income attributable to noncontrolling interests in 2008 and 2007 represents the minority shareholders' proportionate share of the net loss recorded by two majority-owned indirect subsidiaries, Bruker Baltic Ltd. and InCoaTec GmbH, which are in the Scientific Instruments segment.

Net Income Attributable to Bruker Corporation

        Our net income for the year ended December 31, 2008, was $64.9 million, or $0.39 per diluted share, compared to net income of $98.9 million, or $0.60 per diluted share, for 2007.

Segment Results

Revenue

        The following table presents revenue, change in revenue and revenue growth by reportable segment for the years ended December 31, 2008 and 2007 (dollars in millions):

	2008	2007	Dollar Change	Percentage Change
Scientific Instruments	$1,074.1	$1,000.9	$73.2	7.3%
Energy & Supercon Technologies	43.5	37.7	5.8	15.4%
Eliminations (a)	(10.5)	(6.2)	(4.3)

	$1,107.1	$1,032.4	$74.7	7.2%

(a)
Represents product and service revenue between reportable segments.

Scientific Instruments Segment Revenues

        Scientific Instruments segment revenue increased by $73.2 million, or 7.3%, to $1,074.1 million for the year ended December 31, 2008, compared to $1,000.9 million for the comparable period in 2007. Included in this change in revenue is an increase of approximately $36.4 million from the impact of foreign exchange due to the weakening of the U.S. Dollar versus the Euro and other foreign currencies. Excluding the effect of foreign exchange, revenue increased by 3.7%. Revenue in the Scientific Instruments segment reflects higher sales of X-ray systems, optical emission spectroscopy systems and CBRNE detection systems. The increases in the Scientific Instruments segment were offset by lower aftermarket revenues. The decrease in aftermarket sales relates to a number of large accessories that were sold in 2007 that did not reoccur in 2008.

        System revenue and aftermarket revenue as a percentage of total Scientific Instruments segment revenue were as follows during the years ended December 31, 2008 and 2007 (dollars in millions):

	2008		2007
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System revenue	$853.6	79.5%	$775.4	77.5%
Aftermarket revenue	220.5	20.5%	225.5	22.5%

Total revenue	$1,074.1	100.0%	$1,000.9	100.0%

        System revenues in the Scientific Instruments segment include X-ray systems, spark-optical emission spectroscopy systems, atomic force microscopy systems, nuclear magnetic resonance systems, magnetic resonance imaging systems, electron paramagnetic imaging systems, mass spectrometry systems, CBRNE detection systems and molecular spectroscopy systems. Aftermarket revenues in the Scientific Instruments segment include accessory sales, consumables, training and services.

Energy & Supercon Technologies Segment Revenues

        Energy & Supercon Technologies segment revenue increased by $5.8 million, or 15.4%, to $43.5 million for the year ended December 31, 2008, compared to $37.7 million for the comparable period in 2007. Included in this change in revenue is an increase of approximately $3.1 million from the impact of foreign exchange due to the weakening of the U.S. Dollar versus the Euro and other foreign currencies. Excluding the effect of foreign exchange, revenue increased by 7.2%. The increase in revenue, excluding the effect of foreign exchange, is attributable to the changes in the demand for certain types of superconducting wire.

        System and wire revenue and aftermarket revenue as a percentage of total Energy & Supercon Technologies segment revenue were as follows during the years ended December 31, 2008 and 2007 (dollars in millions):

	2008		2007
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System and wire revenue	$40.0	92.0%	$34.1	90.5%
Aftermarket revenue	3.5	8.0%	3.6	9.5%

Total revenue	$43.5	100.0%	$37.7	100.0%

        System and wire revenues in the Energy & Supercon Technologies segment include low and high temperature superconducting wire and electron and ion linear accelerators, superconducting and normal conducting accelerator cavities, insertion devices, superconducting fault current limiters, other accelerator components and specialty superconducting magnets for physics and energy research and a variety of other scientific applications. Aftermarket revenues in the Energy & Supercon Technologies segment include services and accessory sales.

Income (Loss) from Operations

        The following table presents income (loss) from operations and operating margins on revenue by reportable segment for the years ended December 31, 2008 and 2007 (dollars in millions):

	2008		2007
	Operating Income (Loss)	Percentage of Segment Revenue	Operating Income (Loss)	Percentage of Segment Revenue
Scientific Instruments	$116.2	10.8%	$142.8	14.3%
Energy & Supercon Technologies	(8.2)	(18.9)%	(5.1)	(13.5)%
Corporate, eliminations and other (a)	0.2		—

Total operating income	$108.2	9.8%	$137.7	13.3%

(a)
Represents corporate costs and eliminations not allocated to the reportable segments.

        Scientific Instruments segment income from operations for the year ended December 31, 2008 was $116.2 million, resulting in an operating margin of 10.8%, compared to income from operations of $142.8 million, resulting in an operating margin of 14.3%, for the comparable period in 2007. Income from operations in the Scientific Instruments segment decreased, despite the increase in revenues, as a result of lower gross margins as a percentage of revenue and higher operating expenses in the year ended December 31, 2008.

        In the year ended December 31, 2008, gross profit margin as a percentage of revenue in the Scientific Instruments decreased to 46.9% from 47.1% for the comparable period in 2007. Lower gross margins were driven primarily by the mix of products sold and pricing pressure in certain product lines.

        Scientific Instruments segment operating expenses, excluding acquisition-related charges, as a percentage of product and service revenue for the year ended December 31, 2008 increased to 35.5% from 32.5% for the comparable period in 2007. The increase in operating expenses relates primarily to selling and marketing expenses and research and development expenses. The higher operating expenses are a result of increased headcounts in support of our planned revenue growth and new product development, higher commissions associated with our increase in revenue and higher material costs associated with a number of new products that were released in the first half of 2009. Changes in foreign currency exchange rates, primarily the Euro, also contributed to the increase in operating expenses.

        Energy & Supercon Technologies segment loss from operations for the year ended December 31, 2008 was $(8.2) million, resulting in an operating margin of (18.9)%, compared to a loss from operations of $(5.1) million, resulting in an operating margin of (13.5)%, for the comparable period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

        We currently anticipate that our existing cash and credit facilities will be sufficient to support our operating and investing needs for at least the next twelve months, but this depends on our profitability and our ability to manage working capital requirements. Our future cash requirements will also be affected by acquisitions that we may make in the future. Historically, we have financed our growth through cash flow generation and a combination of debt financings and issuances of common stock. In the future, there are no assurances that additional financing alternatives will be available to us if required, or if available, will be obtained on terms favorable to us.

        During the year ended December 31, 2009, net cash provided by operating activities was $149.8 million, resulting primarily from $81.0 million of consolidated net income and $36.5 million of net changes in working capital. During the year ended December 31, 2008, net cash provided by operating activities was $106.9 million, resulting primarily from $65.2 million of consolidated net income and $10.2 million of net changes in working capital.

        During the year ended December 31, 2009, net cash used by investing activities was $18.2 million, compared to net cash used by investing activities of $49.1 million during the year ended December 31, 2008. Cash used by investing activities during the year ended December 31, 2009 was attributable primarily to $16.3 million of capital expenditures and $1.9 million used for acquisitions. Cash used by investing activities during the year ended December 31, 2008 was attributable primarily to $47.4 million of capital expenditures and $11.4 million used for acquisitions and acquisition-related costs. These uses were partially offset by $9.8 million of proceeds from the sale of investments. The decrease in capital expenditures during the year ended December 31, 2009 compared to 2008 relates, in part, to a delay in certain discretionary capital projects because of the economic uncertainties impacting the global economy for much of 2009. In addition, capital spending in 2008 included amounts related to the expansion of our facility in Ettlingen, Germany, which was completed in the third quarter of 2008. We currently expect capital spending to be between $20.0 million and $30.0 million in 2010.

        During the year ended December 31, 2009, net cash used by financing activities was $84.1 million, compared to net cash used by financing activities of $233.7 million during the year ended December 31, 2008. Cash used by financing activities during the year ended December 31, 2009 was attributable to $84.7 million of net debt repayments under various long-term and short-term arrangements. Cash used by financing activities during the year ended December 31, 2008 was attributable to $386.0 million paid to certain shareholders of Bruker BioSpin in connection with the acquisition and $23.4 million of withholding taxes paid in connection with a dividend declared by Bruker BioSpin prior to the acquisition. These uses were offset, in part, by $173.0 million of net borrowings related primarily to the Credit Agreement.

        At December 31, 2009, we had outstanding debt totaling $137.7 million consisting of $131.3 million outstanding under the term loan component of the Credit Agreement, $0.3 million outstanding under other long-term debt arrangements, $0.1 million outstanding under other revolving lines of credit and $6.0 million under capital lease obligations. At December 31, 2008, we had outstanding debt totaling $223.8 million consisting of $196.5 million outstanding under the Credit Agreement, including $144.4 million outstanding under the term loan component and $52.1 million of revolving loans, $15.8 million outstanding under other long-term debt arrangements, $6.2 million outstanding under other revolving lines of credit and $5.3 million under capital lease obligations. At December 31, 2008, we classified $35.6 million of the $52.1 million borrowed under the revolving credit line of the Credit Agreement as long-term because our expectation was that we would not repay this amount in 2009.

        On February 26, 2008, we completed our acquisition of Bruker BioSpin for $914.0 million. The acquisition of Bruker BioSpin was financed with 57,544,872 shares of unregistered common stock valued at $526.0 million based on the trailing 10-day trading average closing price of $9.14 per share as of two days prior to the signing of the transaction agreements, $351.0 million of cash obtained under a new credit facility, which we refer to as the Credit Agreement, and the balance with cash on hand. The Credit Agreement, which is with a syndication of lenders, provides for a revolving credit line with a maximum commitment of $230.0 million and a term loan facility of $150.0 million. The outstanding principal under the term loan is payable in quarterly installments through December 2012. Borrowings under the Credit Agreement bear interest, at our option, at either (i) the higher of the prime rate or the federal funds rate plus 0.50%, or (ii) adjusted LIBOR, plus margins ranging from 0.40% to 1.25% and a facility fee ranging from 0.10% to 0.20%. As of December 31, 2009, the weighted average interest rate of borrowings under the term facility of the Credit Agreement was approximately 2.7%.

        Borrowings under the Credit Agreement are secured by the pledge to the banks of 100% of the capital stock of each of our wholly-owned domestic subsidiaries and 65% of the capital stock of certain of our wholly-owned direct or indirect foreign subsidiaries. The Credit Agreement also requires that we maintain certain financial ratios related to maximum leverage and minimum interest coverage, as defined in the Credit Agreement. Specifically, our leverage ratio cannot exceed 3.0 and our interest coverage ratio cannot be less than 3.0. In addition to the financial ratios, the Credit Agreement restricts, among other things, our ability to do the following: make certain payments; incur additional debt; incur certain liens; make certain investments, including derivative agreements; merge, consolidate, sell or transfer all or substantially all of our assets; and enter into certain transactions with affiliates. Our failure to comply with any of these restrictions or covenants may result in an event of default under the applicable debt instrument, which could permit acceleration of the debt under that instrument and require us to prepay that debt before its scheduled due date. As of December 31, 2009, the latest measurement date, we were in compliance with the covenants of the Credit Agreement as our leverage ratio was 0.7 and our interest coverage ratio was 17.9.

        Other long-term debt arrangements at December 31, 2009 consist of a collateralized arrangement with a financial institution in Germany and are at a fixed interest rate of 2.95%. The term of this arrangement is through 2010.

        Other revolving loans are with various financial institutions located primarily in Germany, Switzerland and France. The following is a summary of the maximum commitments and net amounts available to the Company under revolving loans as of December 31, 2009 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
Credit Agreement	0.8%	$230.0	$—	$1.2	$228.8
Other revolving loans	2.9%	100.6	0.1	85.8	14.7

Total revolving loans	2.9%	$330.6	$0.1	$87.0	$243.5

        As of December 31, 2009, we have approximately $4.1 million of net operating loss carryforwards available to reduce future U.S. taxable income; however, these losses are limited in terms of their use. The Company also has approximately $49.0 million of German Trade Tax net operating losses that are carried forward indefinitely and U.S. tax credits of approximately $4.4 million available to offset future tax liabilities that expire at various dates. U.S. tax credits include foreign tax credits of $2.5 million expiring in various years through 2019, research and development tax credits of $1.8 million expiring at various dates through 2025 and other credits of $0.1 million. These operating losses and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

        The following table summarizes maturities for our significant financial obligations as of December 31, 2009 (in millions):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Revolving lines of credit	$0.1	$0.1	$—	$—	$—
Long-term debt, including current portion	137.6	21.9	112.6	1.9	1.2
Interest payable on long-term debt	9.2	3.4	5.8	—	—
Derivative liabilities	5.0	3.9	1.1	—	—
Operating lease obligations	43.3	11.3	18.1	11.9	2.0
Pension liabilities	42.2	2.7	5.7	7.9	25.9
Uncertain tax contingencies	23.2	—	23.2	—	—

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

TRANSACTIONS WITH RELATED PARTIES

        We lease certain office space from certain of our principal shareholders. During the years ended December 31, 2009, 2008 and 2007, these shareholders were paid approximately $2.1 million, $1.8 million and $1.5 million, respectively, which was estimated to be equal to the fair market value.

        During the years ended December 31, 2009, 2008 and 2007, we incurred expenses of $1.1 million, $2.3 million and $1.7 million, respectively, to a law firm in which one of our directors is a partner.

        During the years ended December 31, 2009, 2008 and 2007, we incurred expenses of $0.6 million, $0.9 million and $1.3 million, respectively, to a financial services firm in which one of our directors is a partner.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification ("Codification") Topic No. 105, Generally Accepted Accounting Principles. Codification Topic No. 105 is effective for fiscal years, and interim periods, ending after September 15, 2009. Codification Topic No. 105 is intended to improve financial reporting by identifying the FASB Accounting Standards Codification and rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws as the sole sources of authoritative accounting principles to be used in preparing financial statements that are presented in conformity with accounting principles generally accepted in the United States of America for SEC registrants. The adoption of Codification Topic No. 105 did not have a material impact on our results of operations, financial position or cash flows.

        In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. Accounting Standards Update 2010-06 will require new disclosures about transfers in and out of Levels 1 and 2 of the fair value hierarchy and activity, including purchases, sales, issuances and settlements, in Level 3 fair value measurements. The requirements of Accounting Standards Update 2010-06 will be effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in Level 3 fair value measurements which will be effective for interim and annual periods beginning after December 15, 2010. We are currently assessing the impact that the additional disclosure requirements will have on our results of operations and financial position and when we will adopt these requirements.

        In September 2009, the Emerging Issues Task Force reached consensus on FASB Accounting Standards Update 2009-14, Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements. FASB Accounting Standards Updates 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non-software components that function together to deliver the tangible product's essential functionality are excluded from the software revenue guidance in Subtopic No. 985-605, Software-Revenue Recognition. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. FASB Accounting Standards Updates 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. However, early adoption is permitted. We are currently assessing the impact that this update will have on our results of operations and financial position and when we will adopt these requirements.

        In September 2009, the Emerging Issues Task Force reached consensus on FASB Accounting Standards Update 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements. FASB Accounting Standards Update 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic No. 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor's multiple-deliverable revenue arrangements. FASB Accounting Standards Update 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, however, early adoption is permitted. We are currently assessing the impact that this update will have on our results of operations and financial position and when we will adopt these requirements.

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

        Our foreign exchange gains (losses), net were $(1.9) million and $(11.2) million for years ended December 31, 2009 and 2008, respectively. From time to time, we have entered into foreign currency contracts in order to minimize the volatility that fluctuations in exchange rates have on our cash flows related to purchases and sales denominated in foreign currencies. We will continue to evaluate our currency risks and in the future may utilize foreign currency contracts more frequently as part of a transactional hedging program.

Impact of Interest Rates

        We regularly invest excess cash in short-term investments that are subject to changes in interest rates. We believe that the market risk arising from holding these financial instruments is minimal because of our policy of investing in short-term financial instruments issued by highly rated financial institutions.

        Our exposure related to adverse movements in interest rates is derived primarily from outstanding floating rate debt instruments that are indexed to short-term market rates. Our objective in managing our exposure to interest rates is to decrease the volatility that changes in interest rates might have on our earnings and cash flows. To achieve this objective we entered into an interest rate swap. A 10% increase or decrease in the average cost of our variable rate debt would not result in a material change in interest expense.

        In April 2008, we entered into an interest rate swap arrangement to pay a fixed rate of approximately 3.8% and receive a variable rate based on three month LIBOR through December 31, 2012. The initial notional amount of this interest swap was $90.0 million and amortizes in proportion to the term debt component of our Credit Agreement. At December 31, 2009, the outstanding notional amount of this swap was $78.8 million. We have determined that this swap is an effective hedge of the variability of cash flows of the interest payments.

Inflation

        We do not believe inflation had a material impact on our business or operating results during any of the periods presented.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Bruker Corporation

        We have audited the accompanying consolidated balance sheets of Bruker Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bruker Corporation at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 2 to the consolidated financial statements, effective January 1, 2009, the Company adopted FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (codified in FASB ASC Topic 810, Consolidation).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bruker Corporation's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts
March 12, 2010

BRUKER CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$207.1	$166.2
Restricted cash	2.0	1.5
Accounts receivable, net	184.1	171.9
Inventories	422.8	425.1
Deferred tax assets	27.1	21.6
Other current assets	30.4	34.4

Total current assets	873.5	820.7
Property, plant and equipment, net	223.4	221.3
Goodwill	47.5	46.4
Intangible assets, net	4.9	6.0
Long-term deferred tax assets	13.4	13.6
Other long-term assets	9.3	8.3

Total assets	$1,172.0	$1,116.3

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$0.1	$22.7
Current portion of long-term debt	21.9	18.3
Accounts payable	49.8	43.3
Customer advances	219.2	199.6
Deferred tax liabilities	13.3	10.6
Other current liabilities	235.9	225.2

Total current liabilities	540.2	519.7
Long-term debt	115.7	182.8
Long-term deferred revenue	34.1	35.4
Long-term deferred tax liabilities	25.2	21.0
Accrued pension	27.7	31.9
Other long-term liabilities	10.3	12.8
Commitments and contingencies (Note 17)
Shareholders' equity:
Preferred stock, $0.01 par value 5,000,000 shares authorized, none issued or outstanding at December 31, 2009 and 2008	—	—
Common stock, $0.01 par value 260,000,000 shares authorized, 164,384,679 and 164,078,721 shares issued and 164,371,384 and 164,068,252 outstanding at December 31, 2009 and 2008, respectively	1.6	1.6
Treasury stock at cost, 13,295 at December 31, 2009 and 10,469 at December 31, 2008	(0.1)	(0.1)
Additional paid-in capital	8.4	—
Retained earnings	253.8	172.6
Accumulated other comprehensive income	153.5	137.8

Total shareholders' equity attributable to Bruker Corporation	417.2	311.9
Noncontrolling interest in consolidated subsidiaries	1.6	0.8

Total shareholders' equity	418.8	312.7

Total liabilities and shareholders' equity	$1,172.0	$1,116.3

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year Ended December 31,
	2009	2008	2007
Product revenue	$985.3	$974.9	$913.2
Service revenue	122.4	126.9	115.4
Other revenue	6.8	5.3	3.8

Total revenue	1,114.5	1,107.1	1,032.4
Cost of product revenue	525.2	527.5	483.2
Cost of service revenue	70.7	74.6	73.6

Total cost of revenue	595.9	602.1	556.8

Gross profit	518.6	505.0	475.6
Operating expenses:
Sales and marketing	185.8	183.8	160.1
General and administrative	69.5	70.7	59.6
Research and development	126.4	133.8	110.8
Restructuring charges	—	2.3	—
Acquisition-related charges, net of bargain purchase	0.2	6.2	7.4

Total operating expenses	381.9	396.8	337.9

Operating income	136.7	108.2	137.7
Interest and other income (expense), net	(7.6)	(15.0)	5.8

Income before income taxes and noncontrolling interest in consolidated subsidiaries	129.1	93.2	143.5
Income tax provision	48.1	28.0	44.3

Consolidated net income	81.0	65.2	99.2
Net income (loss) attributable to noncontrolling interest in consolidated subsidiaries	(0.2)	0.3	0.3

Net income attributable to Bruker Corporation	$81.2	$64.9	$98.9

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.50	$0.40	$0.61
Diluted	$0.49	$0.39	$0.60
Weighted average common shares outstanding:
Basic	163.5	162.7	161.2
Diluted	164.9	165.6	164.3

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(in millions, except share data)

	Common Shares	Amount	Treasury Shares	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total shareholders' equity attributable to Bruker Corporation	Noncontrolling Interests	Total Shareholders' Equity
Balance at December 31, 2006	160,106,001	$1.6	—	$—	$180.4	$294.4	$92.3	$568.7	$0.2	$568.9
Issuance of common stock, net of issuance costs	2,519,698	—	—	—	16.8	—	—	16.8	—	16.8
Shares issued in connection with acquisitions	38,493	—	—	—	0.3	—	—	0.3	—	0.3
Stock options exercised	500,366	—	—	—	2.5	—	—	2.5	—	2.5
Stock based compensation	—	—	—	—	2.2	—	—	2.2	—	2.2
Issuance of restricted shares	87,332	—	—	—	—	—	—	—	—	—
Dividends declared by Bruker BioSpin	—	—	—	—	—	(108.8)	—	(108.8)	—	(108.8)
Treasury stock acquired	(10,302)	—	10,302	(0.1)	0.1	—	—	—	—	—
Treasury stock reissued	10,302	—	(10,302)	0.1	—	—	—	0.1	—	0.1
Cumulative effect of adopting new accounting standard related to uncertain tax positions	—	—	—	—	—	(1.9)	—	(1.9)	—	(1.9)
Comprehensive income:
Consolidated net income	—	—	—	—	—	98.9	—	98.9	0.3	99.2
Foreign currency translation adjustments	—	—	—	—	—	—	51.3	51.3	—	51.3
Unrealized gains on available for sale securities:
Unrealized holding losses arising during the period	—	—	—	—	—	—	0.4	0.4	—	0.4
Less reclassification adjustments for losses included in the determination of net income	—	—	—	—	—	—	0.1	0.1	—	0.1
Changes in pensions, net of tax of $1.1	—	—	—	—	—	—	4.4	4.4	—	4.4

Net comprehensive income								155.1	0.3	155.4

Balance at December 31, 2007	163,251,890	1.6	—	—	202.3	282.6	148.5	635.0	0.5	635.5

 BRUKER CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (Continued)

(in millions, except share data)

	Common Shares	Amount	Treasury Shares	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total shareholders' equity attributable to Bruker Corporation	Noncontrolling Interests	Total Shareholders' Equity
Balance at December 31, 2007	163,251,890	1.6	—	—	202.3	282.6	148.5	635.0	0.5	635.5
Shares issued in connection with acquisitions	170,342	—	—	—	—	—	—	—	—	—
Stock options exercised	656,489	—	—	—	3.7	—	—	3.7	—	3.7
Stock based compensation	—	—	—	—	4.5	—	—	4.5	—	4.5
Tax benefit related to stock option plans	—	—	—	—	0.5	—	—	0.5	—	0.5
Treasury stock acquired	(10,469)	—	10,469	(0.1)	0.1	—	—	—	—	—
Deemed dividend in connection with the acquisition of Bruker BioSpin	—	—	—	—	(211.1)	(174.9)	—	(386.0)	—	(386.0)
Comprehensive income:
Consolidated net income	—	—	—	—	—	64.9	—	64.9	0.3	65.2
Foreign currency translation adjustments	—	—	—	—	—	—	8.1	8.1	—	8.1
Unrealized losses on interest rate swap:
Unrealized holding losses arising during the period	—	—	—	—	—	—	(5.2)	(5.2)	—	(5.2)
Less reclassification adjustments for settlements included in the determination of net income	—	—	—	—	—	—	0.4	0.4	—	0.4
Unrealized gains on available for sale securities:
Unrealized holding losses arising during the period	—	—	—	—	—	—	(0.1)	(0.1)	—	(0.1)
Less reclassification adjustments for gains included in the determination of net income	—	—	—	—	—	—	(1.3)	(1.3)	—	(1.3)
Changes in pensions, net of tax of $3.0	—	—	—	—	—	—	(12.6)	(12.6)	—	(12.6)

Net comprehensive income								54.2	0.3	54.5

Balance at December 31, 2008	164,068,252	1.6	10,469	(0.1)	—	172.6	137.8	311.9	0.8	312.7

 BRUKER CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (Continued)

(in millions, except share data)

	Common Shares	Amount	Treasury Shares	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total shareholders' equity attributable to Bruker Corporation	Noncontrolling Interests	Total Shareholders' Equity
Balance at December 31, 2008	164,068,252	1.6	10,469	(0.1)	—	172.6	137.8	311.9	0.8	312.7
Stock options exercised	305,958	—	—	—	1.5	—	—	1.5	—	1.5
Stock based compensation	—	—	—	—	6.3	—	—	6.3	—	6.3
Tax benefit related to stock option plans	—	—	—	—	0.6	—	—	0.6	—	0.6
Treasury stock acquired	(2,826)	—	2,826	—	—	—	—	—	—	—
Fair value of noncontrolling interests in connection with business combinations	—	—	—	—	—	—	—	—	1.0	1.0
Comprehensive income:
Consolidated net income	—	—	—	—	—	81.2	—	81.2	(0.2)	81.0
Foreign currency translation adjustments	—	—	—	—	—	—	8.6	8.6	—	8.6
Unrealized losses on interest rate swap:
Unrealized holding losses arising during the period	—	—	—	—	—	—	(1.2)	(1.2)	—	(1.2)
Less reclassification adjustments for settlements included in the determination of net income	—	—	—	—	—	—	2.5	2.5	—	2.5
Changes in pensions, net of tax of $1.4	—	—	—	—	—	—	5.8	5.8	—	5.8

Net comprehensive income								96.9	(0.2)	96.7

Balance at December 31, 2009	164,371,384	$1.6	13,295	$(0.1)	$8.4	$253.8	$153.5	$417.2	$1.6	$418.8

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Consolidated net income	$81.0	$65.2	$99.2
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	29.7	29.3	27.9
Amortization of deferred financing costs	0.7	0.6	—
Stock-based compensation	6.3	4.5	2.2
Deferred income taxes	(2.9)	(2.3)	(1.2)
Gain on bargain purchase	(1.3)	—	—
Impairment charges	0.7	—	—
Other non-cash expense (income)	(0.9)	(0.6)	0.3
Changes in operating assets and liabilities:
Accounts receivable	(9.4)	33.0	(30.0)
Inventories	21.7	8.0	(3.5)
Other assets	2.8	6.7	(12.5)
Accounts payable	5.7	(39.3)	2.3
Customer deposits	8.5	(27.1)	(19.8)
Other liabilities	7.2	28.9	42.7

Net cash provided by operating activities	149.8	106.9	107.6

Cash flows from investing activities:
Purchases of property, plant and equipment	(16.3)	(47.4)	(26.2)
Purchase of short-term investments	—	(0.1)	(0.5)
Redemption of short-term investments	—	9.8	3.0
Acquisitions, net of cash acquired	(1.9)	(4.6)	(3.5)
Payments in connection with the acquisition of Bruker BioSpin	—	(6.8)	(4.8)

Net cash used in investing activities	(18.2)	(49.1)	(32.0)

Cash flows from financing activities:
Proceeds from revolving lines of credit, net	(62.4)	33.1	(10.5)
Proceeds from term debt	1.6	166.1	—
Repayment of term debt	(23.9)	(26.2)	(7.0)
Payment of deferred financing costs	—	(2.9)	—
Proceeds from issuance of common stock, net	1.5	3.7	19.6
Excess tax benefit related to stock option plans	0.6	0.5	—
Changes in restricted cash	(1.5)	1.4	0.9
Deemed dividend in connection with the acquisition of Bruker BioSpin	—	(386.0)	—
Cash payments to shareholders	—	(23.4)	(85.4)

Net cash used in financing activities	(84.1)	(233.7)	(82.4)

Effect of exchange rate changes on cash and cash equivalents	(6.6)	9.7	28.0

Net change in cash and cash equivalents	40.9	(166.2)	21.2
Cash and cash equivalents at beginning of year	166.2	332.4	311.2

Cash and cash equivalents at end of year	$207.1	$166.2	$332.4

Supplemental disclosure of cash flow information:
Cash paid for interest	$6.3	$10.8	$3.3
Cash paid for taxes	54.2	38.7	51.9
Non-cash investing and financing activities:
Issuance of common stock in connection with acquisition of Bruker BioSpin	$—	$526.0	$—

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business

        Bruker Corporation and its wholly-owned subsidiaries (the "Company") is a designer and manufacturer of proprietary life science and materials research systems and associated products that address the rapidly evolving needs of a diverse array of customers in life science, pharmaceutical, biotechnology and molecular diagnostics research, as well as in materials and chemical analysis in various industries and government applications. The Company's core technology platforms include X-ray technologies, magnetic resonance technologies, mass spectrometry technologies, optical emission spectroscopy and infrared and Raman molecular spectroscopy technologies. The Company also manufactures and distributes a broad range of field analytical systems for chemical, biological, radiological, nuclear and explosives, or CBRNE, detection. The Company also develops and manufactures low temperature and high temperature superconducting wire and superconducting devices for use in advanced magnet technology, physics research and energy applications. The Company maintains major technical and manufacturing centers in Europe, North America and Japan, and has sales offices located throughout the world. The Company's diverse customer base includes life science, pharmaceutical, biotechnology and molecular diagnostic research companies, academic institutions, advanced materials and semiconductor industries and government agencies.

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

        In 2009, the Company reevaluated its reporting segments following the acquisition of a business engaged in developing and manufacturing superconducting devices and other advanced technologies for alternative energy research. As a result of the acquisition and the corresponding changes in the Company's organizational structure, management reports results on the basis of the following two segments:

  •
  Scientific Instruments.  The operations of this segment include the design, manufacture and distribution of advanced instrumentation and automated solutions based on X-ray technology, spark-optical emission spectroscopy technology, atomic force microscopy, magnetic resonance technology, mass spectrometry technology and infrared and Raman molecular spectroscopy technology. Typical customers of the Scientific Instruments segment include pharmaceutical, biotechnology, molecular diagnostic companies; academic institutions; medical schools; other non-profit organizations; clinical microbiology laboratories; government departments and agencies; nanotechnology, semiconductor, chemical, cement, metals and petroleum companies; and food, beverage and agricultural analysis companies and laboratories.

  •
  Energy & Supercon Technologies.  The operations of this segment include development and production of low temperature superconducting and high temperature superconducting wires for use in advanced magnet technology and energy applications as well as electron and ion linear accelerators, superconducting and normal conducting accelerator cavities, other accelerator components, insertion devices, prototype superconducting fault current limiters, prototype crystal growth magnets, and highly specialized manufacturing services for physics and energy research, and a variety of other scientific applications. Typical customers of the Energy & Supercon Technologies segment include companies in the medical, power and energy, and processing industries: private and public research and development laboratories in the fields of fundamental and applied sciences and energy research; and academic institutions and government agencies.

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

Restricted Cash

        Certain customers require the Company to provide bank guarantees on customer advances. Generally, lines of credit satisfy this requirement. However, to the extent the required guarantee exceeds the available local line of credit, the Company maintains restricted cash balances. Restricted cash balances are classified as non-current unless, under the terms of the various agreements, the funds will be released from restrictions within one year. At December 31, 2009, the Company had $5.0 million of restricted cash, of which $3.0 million is classified as non-current. At December 31, 2008, the Company had $3.4 million of restricted cash, of which $1.9 million was classified as non-current.

Investments

        The Company classifies its investments in marketable debt and equity securities as "held-to-maturity," "available-for-sale" or "trading" at the time of purchase. Held-to-maturity securities, which are carried at amortized cost, include securities the Company has the positive ability and intent to hold to maturity. Available-for-sale securities are reported at fair value, with unrealized gains and losses, net of tax, included as a separate component of comprehensive income. Trading securities are reported at fair value, with unrealized gains and losses recorded as a component of interest and other income (expense), net in the consolidated statements of operations.

        The Company did not hold any short-term investments at December 31, 2009 and 2008. The Company's investments at December 31, 2007 consisted of money market funds that were considered to be available-for-sale and bond instruments that were trading securities. The fair value of available-for-sale securities at December 31, 2007 was $8.3 million and the fair value of trading securities was $0.8 million at December 31, 2007. Unrealized gains associated with the available-for-sale securities were $0.5 million for the year ended December 31, 2007.

Derivative Financial Instruments

        All derivatives, whether designated in a hedging relationship or not, are recorded on the consolidated balance sheets at fair value. The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Company must designate the hedging instrument, based on the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

        A fair value hedge is a derivative instrument designated for the purpose of hedging the exposure of changes in fair value of an asset or a liability resulting from a particular risk. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are both recognized in the same caption in the consolidated statements of operations. A cash flow hedge is a derivative instrument designated for the purpose of hedging the exposure to variability in future cash flows resulting from a particular risk. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in accumulated other comprehensive income and are recognized in the results of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in the results of operations. A hedge of a net investment in a foreign operation is achieved through a derivative instrument designated for the purpose of hedging the exposure of changes in value of investments in foreign subsidiaries. If the derivative is designated as a hedge of a net investment in a foreign operation, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income as a part of the currency translation adjustment. Ineffective portions of net investment hedges are recognized in the results of operations. For derivative instruments not designated as hedging instruments, changes in fair value are recognized in the results of operations in the current period.

Fair Value

        The Company applies the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. The levels in the hierarchy are defined as follows:

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

        The Company's financial instruments consist primarily of cash equivalents, restricted cash, and derivative instruments consisting of forward contracts and an interest rate swap, accounts receivable, short-term borrowings, accounts payable and long-term debt. The carrying amounts of the Company's cash equivalents, short-term investments and restricted cash, accounts receivable, short-term borrowings and accounts payable approximate fair value due to their short-term nature. Derivative assets and liabilities are measured at fair value on a recurring basis. The Company's long-term debt consists primarily of variable rate arrangements with interest rates that reset every three months and as a result, reflect currently available terms and conditions. Consequently, the carrying value of the Company's long-term debt approximates fair value.

Concentration of Credit Risk

        Financial instruments which subject the Company to credit risk consist of cash and cash equivalents, derivative instruments and accounts receivables. The risk with respect to cash and cash equivalents is minimized by the Company's policy of investing in short-term financial instruments issued by highly-rated financial institutions. The risk with respect to derivative instruments is minimized by the

Company's policy of entering into arrangements with highly-rated financial institutions. The risk with respect to accounts receivables is minimized by the creditworthiness and diversity of the Company's customers. The Company performs periodic credit evaluations of its customers' financial condition and generally requires an advanced deposit for a portion of the purchase price. Credit losses have been within management's expectations and the allowance for doubtful accounts totaled $5.4 million as of December 31, 2009 and 2008. For the years ended December 31, 2009, 2008 and 2007, no single customer exceeded 10% of the Company's revenue or accounts receivable.

Inventories

        Components of inventory include raw materials, work-in-process, demonstration units and finished goods. Demonstration units include systems which are located in the Company's demonstration laboratories or installed at the sites of potential customers and are considered available for sale. Finished goods include in-transit systems that have been shipped to the Company's customers, but not yet installed and accepted by the customer. All inventories are stated at the lower of cost or market. Cost is determined principally by the first-in, first-out method for a majority of subsidiaries and by average-cost for certain international subsidiaries. The Company reduces the carrying value of its inventories for differences between cost and estimated net realizable value, taking into consideration usage in the preceding twelve months, expected demand, technological obsolescence and other information including the physical condition of demonstration and in-transit inventories. The Company records a charge to cost of revenue for the amount required to reduce the carrying value of inventory to net realizable value. Costs associated with the procurement and warehousing of inventories, such as inbound freight charges and purchasing and receiving costs, are also included in the cost of revenue line item within the consolidated statements of operations.

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

Buildings	25-40 years
Machinery and equipment	3-10 years
Computer equipment and software	3-5 years
Furniture and fixtures	3-10 years
Leasehold improvements	Lesser of 15 years or the remaining lease term

Goodwill and Intangible Assets

        Goodwill is not amortized, instead goodwill is tested for impairment on a reporting unit basis annually, or on an interim basis when events or changes in circumstances warrant. The goodwill impairment test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of our reporting units using an income approach methodology of valuation that includes the discounted cash flow method. Estimating the fair value of the reporting units requires significant judgment by management about the future cash flows. If the carrying amount of a reporting unit exceeds the fair value of the reporting unit, we perform the second step of the goodwill impairment test to measure the amount of the impairment. In the second step of the goodwill impairment test we compare the implied fair value of the reporting unit's goodwill with the carrying value of that goodwill. The Company performs its annual test of impairment as of December 31st each year.

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

Warranty Costs and Deferred Revenue

        The Company typically provides a one year parts and labor warranty with the purchase of equipment. The anticipated cost for this warranty is accrued upon recognition of the sale and is included as a current liability on the accompanying consolidated balance sheets. The Company also offers to its customers extended warranty and service agreements extending beyond the initial warranty for a fee. These fees are recorded as deferred revenue and recognized ratably into income over the life of the extended warranty contract.

Income Taxes

        The Company accounts for income taxes using the asset and liability approach by recognizing deferred tax assets and liabilities for the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using enacted tax rates in effect for the year in which the differences are expected to be reflected in the tax return. The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. In addition, the Company accounts for uncertain tax positions that have reached a minimum recognition threshold. In 2007, the Company recorded a reduction to retained earnings of $1.9 million in connection with the adoption of this approach.

Customer Advances

        The Company typically requires an advance deposit under the terms and conditions of contracts with customers. These deposits are recorded as a liability until revenue is recognized on the specific contract.

Revenue Recognition

        The Company recognizes revenue from system sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, title and risk of loss has been transferred to the customer and collectability of the resulting receivable is reasonably assured. Title and risk of loss is generally transferred to the customer upon receipt of a signed customer acceptance for a system that has been shipped, installed, and for which the customer has been trained. As a result, the timing of customer acceptance or readiness could cause the Company's reported revenues to differ materially from expectations. When products are sold through an independent distributor or a strategic distribution partner that assumes responsibility for installation, the Company recognizes the system as revenue when the product has been shipped and title and risk of loss has been transferred. The Company's distributors do not have price protection rights or rights to return; however, products are warranted to be free from defect for a period that is typically one year. Revenue is deferred until cash is received when collectability is not reasonably assured, such as when a significant portion of the fee is due over one year after delivery, installation and acceptance of a system. For arrangements with multiple elements, the Company recognizes revenue for each element based on the relative fair value of the elements, provided all other criteria for revenue recognition have been met. The fair value for each element provided in multiple element arrangements is typically determined by reference to the prices charged when the element is sold separately. If there is objective and reliable evidence of the fair value of the undelivered items in an arrangement, but no such evidence for the delivered items, we use the residual method to allocate the arrangement consideration. Changes in the Company's ability to establish the fair value for each element in multiple element arrangements could affect the timing of revenue recognition.

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

Shipping and Handling Costs

        The Company records costs incurred in connection with shipping and handling products as marketing and selling expenses. Shipping and handling costs were $13.2 million, $14.7 million and $13.3 million in the years ended December 31, 2009, 2008 and 2007, respectively. Amounts billed to customers in connection with these costs are included in revenues.

Research and Development

        Research and development costs are expensed as incurred and include salaries, wages and other personnel related costs, material costs and depreciation, consulting costs and facility costs.

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

Advertising

        The Company expenses advertising costs as incurred. Advertising expenses were $6.9 million, $6.2 million and $6.2 million during the years ended December 31, 2009, 2008 and 2007, respectively.

Stock-Based Compensation

        The Company recognizes stock-based compensation expense in the consolidated statements of operations over the vesting period based on the fair value of the award at the grant date. The Company's primary types of share-based compensation are stock options and restricted stock. The

Company recorded stock-based compensation expense for the years ended December 31, 2009, 2008 and 2007, as follows (in millions):

	2009	2008	2007
Stock options	$5.0	$3.8	$1.6
Restricted stock	1.3	0.7	0.6

Total stock-based compensation pre-tax	6.3	4.5	2.2
Tax benefit	1.1	0.7	0.6

Total stock-based compensation net of tax	$5.2	$3.8	$1.6

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

	2009	2008	2007
Risk-free interest rate	1.71%-3.60%	1.59%-3.95%	3.48%-5.21%
Expected life	6.5 years	6.5 years	6.5 years
Volatility	64.0%	72.0%	82.0%
Expected dividend yield	0.0%	0.0%	0.0%

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

        The following table sets forth the computation of basic and diluted average shares outstanding for the years ended December 31, (in millions):

	2009	2008	2007
Net income attributable to Bruker Corporation, as reported	$81.2	$64.9	$98.9

Weighted average shares outstanding:
Weighted average shares outstanding-basic	163.5	162.7	161.2
Effect of dilutive securities:
Stock options and restricted stock	1.4	2.9	3.1

	164.9	165.6	164.3

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.50	$0.40	$0.61

Diluted	$0.49	$0.39	$0.60

        Stock options to purchase approximately 2,326,000 shares, 1,905,000 shares and 583,000 shares were excluded from the computation of diluted earnings per share in the years ended December 31, 2009, 2008 and 2007, respectively, because the exercise price of the stock options exceeded the average market price of the Company's common stock and, as a result, would have had an anti-dilutive effect.

Employee Retirement Plans

        The Company recognizes the over-funded or under-funded status of defined benefit pension and other postretirement defined benefit plans as an asset or liability in its statement of financial position and recognizes changes in that funded status in the year in which the changes occur through comprehensive income.

Other Comprehensive Income

        Other comprehensive income refers to revenues, expenses, gains and losses that under accounting principles generally accepted in the United States are included in other comprehensive income, but are excluded from net income as these amounts are recorded directly as an adjustment to shareholders' equity, net of tax. The Company's other comprehensive income is composed primarily of foreign currency translation adjustments, changes in the funded status of defined benefit pension plans and changes in the fair value of derivatives that have been designated as cash flow hedges.

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

Noncontrolling Interests

        Noncontrolling interests represents the minority shareholders' proportionate share of the Company's five majority-owned indirect subsidiaries, Bruker Baltic Ltd., Bruker Labmate Pvt. Ltd., InCoaTec GmbH and Perch Solutions OY, which are included in the Scientific Instruments segment, and RI Research Instruments GmbH, which is included in the Energy & Supercon Technologies segment. Prior to January 1, 2009, noncontrolling interests were previously reported in the Company's financial statements as "minority interests" and were recorded in the mezzanine section of the consolidated balance sheets, as a separate caption between liabilities and shareholders' equity. Beginning on January 1, 2009, noncontrolling interests are reported as a separate component of shareholders' equity. The portion of net income attributable to non-controlling interests is presented as net income (loss) attributable to noncontrolling interests in consolidated subsidiaries in the consolidated statement of operations, and the portion of other comprehensive income of these subsidiaries is presented in the consolidated statements of shareholders' equity and comprehensive income.

Risk and Uncertainties

        The Company is subject to risks common to our industry including, but not limited to, global economic conditions, rapid technological change, spending patterns from our customers, protection of our intellectual property, availability of key raw materials and components, compliance with existing and future regulation by government agencies, dependence on key personnel and fluctuations in foreign currency exchange rates.

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

Note 3—Acquisition of Bruker BioSpin

        On February 26, 2008, the Company completed the acquisition of all of the outstanding capital stock of Bruker BioSpin in accordance with the terms of various stock purchase agreements dated as of December 2, 2007. The acquisition of Bruker BioSpin represented a combination of companies under common control due to the majority ownership of both companies by six related individuals as an affiliated shareholder group. As a result, the acquisition of Bruker BioSpin was accounted for at historical carrying values. The technologies of Bruker BioSpin are complementary to the Company's accurate-mass electrospray time-of-flight mass spectrometers and single-crystal diffraction X-ray spectrometers and continue to provide revenue synergies and opportunities to supply customers with equipment packages that have a broader range of applications and value. The addition of Bruker BioSpin enhanced the Company's worldwide distribution and sales and service infrastructure.

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

        Under the stock purchase agreements, $98.8 million of the purchase price was paid into escrow accounts pending the resolution of indemnification obligations and working capital obligations of the sellers. A working capital escrow of $6.8 million was released to the sellers in May 2008 following the receipt of combined audited financial statements of Bruker BioSpin for the fiscal year ended December 31, 2007. An indemnity escrow of $92.0 million was to be released to the sellers at the later of (1) the 30th day following the receipt by the Company of audited financial statements of the Company for the year ended December 31, 2008, or (2) the resolution of any claim for indemnification of which the sellers have received notice prior to the conclusion of the 30 day period described in (1) above. In April 2009, the indemnity escrow was released following the receipt of the audited financial statements of the Company, including Bruker BioSpin, for the year ended December 31, 2008.

Note 4—Other Acquisitions

        In April 2009, the Company acquired substantially all of the assets of the research instruments portion of ACCEL Instruments GmbH (the "RI business") from Varian Medical Systems, Inc. The acquisition of the RI business was accounted for under the acquisition method. The RI business, located in Bergisch Gladbach, Germany, consists of the development and manufacture of electron and ion linear accelerators, superconducting and normal conducting accelerator cavities, insertion devices, superconducting fault current limiters, other accelerator components and specialty superconducting magnets for physics and energy research and a variety of other scientific applications. The consideration transferred in acquiring the RI business was approximately $0.4 million and consisted entirely of cash. The Company acquired approximately $2.8 million of receivables, $4.4 million of inventory, $2.2 million of other current assets and $4.9 million of property, plant and equipment in this acquisition and assumed approximately $12.1 million of current liabilities. The Company also recorded $0.5 million representing the fair value of a noncontrolling interest. In connection with the acquisition of the RI business, the Company recorded a gain of approximately $1.3 million that has been recorded as a component of acquisition-related charges in the consolidated statements of operations. A gain of $2.1 million was initially recorded based on a preliminary purchase price allocation but was subsequently reduced by $0.8 million in the fourth quarter of 2009 based on the final allocation. The results of the RI business have been included in the Energy & Supercon Technologies segment from the date of acquisition. Pro forma financial information reflecting the acquisition of the RI business has not been presented because the impact on revenues, net income and net income per common share attributable to Bruker Corporation shareholders is not material.

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

Note 5—Fair Value of Financial Instruments

        The Company measures the following financial assets and liabilities at fair value on a recurring basis. The fair value of these financial assets and liabilities was determined using the following inputs at December 31, 2009 (in millions):

	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$71.6	$71.6	$—	$—
Restricted cash	2.0	2.0	—	—
Long-term restricted cash	3.0	3.0	—	—

Total assets recorded at fair value	$76.6	$76.6	$—	$—

Liabilities:
Interest rate swap	$3.5	$—	$3.5	$—
Embedded derivatives in purchase and delivery contracts	1.5	—	1.5	—
Foreign exchange contracts	—	—	—	—

Total liabilities recorded at fair value	$5.0	$—	$5.0	$—

        A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Note 6—Accounts Receivable

        The following is a summary of trade accounts receivable at December 31, (in millions):

	2009	2008
Gross accounts receivable	$189.5	$177.3
Allowance for doubtful accounts	(5.4)	(5.4)

Accounts receivable, net	$184.1	$171.9

        The allowance for doubtful accounts is management's estimate of credit losses in the accounts receivable. The allowance for doubtful accounts is based on a number of factors, including an evaluation of customer credit worthiness, the age of the outstanding receivable, economic trends and historical experience. The allowance for doubtful accounts is reviewed on a quarterly basis and changes in estimates are reflected in the period in which they become known. The Company writes off account balances against the allowance when it becomes probable that the receivable will not be collected.

Note 7—Inventories

        Inventories consisted of the following at December 31, (in millions):

	2009	2008
Raw materials	$108.8	$115.8
Work-in-process	134.6	129.6
Demonstration units	41.3	36.7
Finished goods	138.1	143.0

Inventories	$422.8	$425.1

        The Company reduces the carrying value of its demonstration inventories for differences between its cost and estimated net realizable value through a charge to cost of revenue that is based on a number of factors including, the age of the unit, the physical condition of the unit and an assessment of technological obsolescence. Amounts recorded in cost of revenue related to the write-down of demonstration units to net realizable value were $26.1 million, $24.5 million and $21.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. Finished goods include in-transit systems that have been shipped to the Company's customers but not yet installed and accepted by the customer. As of December 31, 2009 and 2008, inventory-in-transit was $80.8 million and $91.6 million, respectively.

Note 8—Property, Plant and Equipment

        The following is a summary of property, plant and equipment by major asset class at December 31, (in millions):

	2009	2008
Land	$29.1	$28.3
Building and leasehold improvements	233.8	226.0
Machinery and equipment	254.5	231.8

	517.4	486.1
Less accumulated depreciation and amortization	(294.0)	(264.8)

Property, plant and equipment, net	$223.4	$221.3

        Depreciation expense, which includes the amortization of leasehold improvements, for the years ended December 31, 2009, 2008 and 2007 approximated $27.9 million, $27.5 million and $25.9 million, respectively.

Note 9—Goodwill and Other Intangible Assets

        The following table sets forth the changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 (in millions):

Balance at December 31, 2007	$40.8
Goodwill acquired during the period	4.0
Foreign currency impact	1.6

Balance at December 31, 2008	46.4
Goodwill acquired during the period	0.5
Foreign currency impact	0.6

Balance at December 31, 2009	$47.5

        At December 31, 2009 and 2008, all goodwill was allocated to the Scientific Instruments segment. The goodwill acquired in 2009 related to a number of individually insignificant acquisitions. Goodwill acquired in 2008 relates primarily to the acquisitions of S.I.S. and JUWE. No impairment losses were recorded on goodwill during the years ended December 31, 2009, 2008 and 2007.

        The following is a summary of definite-lived intangible assets subject to amortization at December 31, (in millions):

	2009			2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology and related patents	$14.4	$(10.7)	$3.7	$14.1	$(9.2)	$4.9
Customer relationships	2.0	(0.9)	1.1	1.6	(0.6)	1.0
Trade names	0.4	(0.3)	0.1	0.4	(0.3)	0.1

Intangible assets subject to amortization, net	$16.8	$(11.9)	$4.9	$16.1	$(10.1)	$6.0

        For the years ended December 31, 2009, 2008 and 2007, the Company recorded amortization expense of approximately $1.8 million, $1.8 million and $2.0 million, respectively, in general and administrative expense in the consolidated statements of operations. No impairment losses were recorded related to definite-lived intangible assets during the years ended December 31, 2009, 2008 and 2007.

        The estimated future amortization expense related to amortizable intangible assets at December 31, 2009 is as follows (in millions):

2010	$1.9
2011	1.1
2012	0.6
2013	0.6
2014	0.4
Thereafter	0.3

Total	$4.9

Note 10—Other Current Liabilities

        The following is a summary of other current liabilities at December 31, (in millions):

	2009	2008
Accrued compensation	$55.2	$39.3
Deferred revenue	51.1	44.7
Income taxes payable	39.2	38.6
Accrued warranty	22.9	24.5
Other accrued expenses	67.5	78.1

Other current liabilities	$235.9	$225.2

        The following table sets forth the changes in accrued warranty for the years ended December 31, 2009 and 2008 (in millions):

Balance at December 31, 2007	$27.0
Accruals for warranties issued during the year	31.9
Settlements of warranty claims	(34.7)
Foreign currency impact	0.3

Balance at December 31, 2008	24.5
Accruals for warranties issued during the year	20.9
Settlements of warranty claims	(23.0)
Foreign currency impact	0.5

Balance at December 31, 2009	$22.9

Note 11—Debt

        The Company's debt obligations consist of the following as of December 31, (in millions):

	2009	2008
US Dollar term loan under the Credit Agreement	$131.3	$144.4
US Dollar revolving loan under the Credit Agreement	—	35.6
Euro mortgage loan at six month European Interbank Offered Rate plus 1.00%, 3.97% at December 31, 2008, collateralized by a building of Bruker AXS GmbH, biannual principal and interest payments due and payable through 2012	—	2.2
Euro bank loans at fixed rates of 4.65% and 8.01%, collateralized by accounts receivable of certain subsidiaries of Bruker AXS, biannual principal payments and quarterly interest payments due and payable through 2013	—	0.3
Euro bank loans at fixed rate of 2.95%, collateralized by land and buildings of Bruker Daltonik GmbH, quarterly principal payments and monthly interest payments due and payable through 2010	0.3	1.0
Euro bank loans at fixed rate of 5.01%, collateralized by land and buildings of Bruker Optik GmbH, biannual principal payments and monthly interest payments due and payable through 2013	—	10.7
Japanese Yen bank loan at fixed rate of 2.03%, uncollateralized, quarterly principal and interest payments due and payable through 2011	—	1.6
Capital lease obligations	6.0	5.3

Total long-term debt	137.6	201.1
Current portion of long-term debt	(21.9)	(18.3)

Total long-term debt, less current portion	$115.7	$182.8

        Annual maturities of long-term debt at December 31, 2009 are as follows (in millions):

2010	$21.9
2011	28.9
2012	83.7
2013	1.2
2014	0.7
Thereafter	1.2

Total	$137.6

        In connection with the acquisition of Bruker BioSpin, the Company entered into a credit agreement with a syndication of lenders (the "Credit Agreement") which provides for a revolving credit line with a maximum commitment of $230.0 million and a term facility of $150.0 million. The outstanding principal and interest under the term loan is payable in quarterly installments through December 2012. Borrowings under the Credit Agreement bear interest, at the Company's option, at either (i) the higher of the prime rate or the federal funds rate plus 0.50%, or (ii) adjusted LIBOR, plus margins ranging from 0.40% to 1.25% and a facility fee ranging from 0.10% to 0.20%. As of December 31, 2009, the weighted average interest rate of borrowings under the term facility of the Credit Agreement was approximately 2.7%.

        Borrowings under the Credit Agreement are secured by the pledge to the banks of 100% of the capital stock of each of the Company's wholly-owned domestic subsidiaries and 65% of the capital stock of certain of the Company's direct or indirect wholly-owned foreign subsidiaries. The Credit Agreement also requires the Company to maintain certain financial ratios related to leverage ratios and interest coverage ratios as defined in the Credit Agreement. In addition to the financial ratios, the Credit Agreement restricts, among other things, the Company's ability to do the following: make certain payments; incur additional debt; incur certain liens; make certain investments, including derivative agreements; merge, consolidate, sell or transfer all or substantially all of the Company's assets; and enter into certain transactions with affiliates. As of December 31, 2009, the latest measurement date, the Company was in compliance with the covenants under the Credit Agreement.

        In addition to its long-term arrangements, the Company had the following amounts outstanding under revolving loan arrangements:

	December 31, 2009	December 31, 2008
Euro revolving loans under the Credit Agreement	$—	$16.5
Other revolving loans	0.1	6.2

Total short-term borrowings	$0.1	$22.7

        Interest expense under long-term and revolving loan arrangements for the years ended December 31, 2009, 2008 and 2007, was $7.5 million, $11.7 million and $2.3 million, respectively.

        The following is a summary of the maximum commitments and the net amounts available to the Company under revolving loans as of December 31, 2009 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
Credit Agreement	0.8%	$230.0	$—	$1.2	$228.8
Other revolving loans	2.9%	100.6	0.1	85.8	14.7

Total revolving loans	2.9%	$330.6	$0.1	$87.0	$243.5

        Other revolving loans are with various financial institutions located primarily in Germany, Switzerland and France. The Company's other revolving lines of credit are typically due upon demand with interest payable monthly. Certain of these lines of credit are unsecured while others are secured by the accounts receivable and inventory of the related subsidiary.

Note 12—Derivative Instruments and Hedging Activities

Interest Rate Risks

        The Company's exposure to interest rate risk relates primarily to outstanding variable rate debt and adverse movements in the related short-term market rates. The most significant component of the Company's interest rate risk relates to amounts outstanding under the Credit Agreement. In April 2008, the Company entered into an interest rate swap arrangement to manage its exposure to interest rate movements and the related effect on its variable rate debt. Under this interest rate swap arrangement, the Company will pay a fixed rate of approximately 3.8% and receive a variable rate based on three month LIBOR. The initial notional amount of this interest rate swap was $90.0 million and it amortizes in proportion to the term debt component of the Credit Agreement through December 2012. At December 31, 2009, the notional amount of this interest rate swap was $78.8 million. The Company concluded that this swap met the criteria to qualify as an effective hedge of the variability of cash flows of the interest payments and accounts for the interest rate swap as a cash flow hedge. Accordingly, the Company reflects changes in the fair value of the effective portion of this interest rate swap in accumulated other comprehensive income, a component of shareholders' equity. As of December 31, 2009, the Company recorded a liability of $3.5 million related to the fair value of the interest rate swap that is recorded in other current liabilities in the consolidated balance sheets. Amounts recorded in accumulated other comprehensive income (loss) are reclassified to interest and other income (expense), net in the consolidated statement of operations when either the forecasted transaction occurs or it becomes probable that the forecasted transaction will not occur. The Company expects $2.4 million of the accumulated loss to be reclassified into earnings over the next twelve months.

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

        The Company periodically enters into foreign currency contracts in order to minimize the volatility that fluctuations in currency exchange rates have on the Company's cash flows related to purchases and sales denominated in foreign currencies. Under these arrangements, the Company typically agrees to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates with maturities of less than twelve months. These transactions do not qualify for hedge accounting and, accordingly, the instrument is recorded at fair value with the corresponding gains and losses recorded in the consolidated statements of operations. At December 31, 2009, the following foreign currency contracts were outstanding:

Buy	Sell	Notional Amount
Swiss Francs	U.S. Dollars	$13.1
U.S. Dollars	Euro	6.7
Euro	U.S. Dollars	5.5

		$25.3

        There were no outstanding forward contracts at December 31, 2008.

        The Company had various unsettled contracts related to the purchase and delivery of certain products. The contracts, denominated in currencies other than the functional currency of the transacting parties, amounted to $30.4 million for the delivery of products and $0.2 million for the purchase of products at December 31, 2009 and $44.2 million for the delivery of products and $5.4 million for the purchase of products at December 31, 2008. The changes in the fair value of these embedded derivatives are recorded in interest and other income (expense), net in the consolidated statements of operations.

        The fair value of the derivative instruments described above are recorded in our consolidated balance sheets for the years ending December 31, 2009 and 2008 as follows (in millions):

		Fair Value
	Balance Sheet Location	December 31, 2009	December 31, 2008
Derivative liabilities:
Interest rate swap contract	Other current liabilities	$3.5	$4.8
Embedded derivatives	Other current liabilities	1.5	2.2
Foreign exchange contracts	Other current liabilities	—	—

        The losses recognized in other comprehensive income related to the effective portion of the interest rate swap designated as a hedging instrument for the years ending December 31, 2009, 2008 and 2007 are as follows (in millions):

	December 31,
	2009	2008	2007
Interest rate swap contract	$(1.2)	$(5.2)	$—

        The losses related to the effective portion of the interest rate swap designated as a hedging instrument that were reclassified from other comprehensive income and recognized in net income for the years ending December 31, 2009, 2008 and 2007 are as follows (in millions):

	December 31,
	2009	2008	2007
Interest rate swap contract	$(2.5)	$(0.4)	$—

        The Company did not recognize any amounts related to ineffectiveness in the results of operations for the years ended December 31, 2009 and 2008, respectively.

        The impact on net income of changes in the fair value of derivative instruments not designated as hedging instruments for the years ending December 31, 2009, 2008 and 2007 are as follows (in millions):

	December 31,
	2009	2008	2007
Foreign exchange contracts	$—	$(0.1)	$(0.9)
Embedded derivatives	0.7	(1.8)	(0.1)
Interest rate derivatives	—	(0.5)	0.5

Income (expense), net	$0.7	$(2.4)	$(0.5)

        The amounts recorded in the results of operations related to derivative instruments not designated as hedging instruments are recorded in interest and other income (expense), net.

Note 13—Restructuring Activities

        In 2008, the Company recorded restructuring charges of $2.3 million which consisted primarily of severance costs associated with a restructuring of certain operations in the Netherlands (the "Netherlands Program"). The restructuring charges associated with the Netherlands Program were allocated to the Scientific Instruments segment. Approximately $2.2 million of the restructuring charges related to an involuntary severance program under which approximately 30 employees have left the Company and the balance related to exit costs associated with terminating certain leases. In 2009, the Company recorded an additional $0.2 million of net restructuring charges related to the involuntary severance component of the Netherlands Program that was recorded in general and administrative expenses in the consolidated statements of operations. The impact of this program reduced the number of employees in sales and marketing and research and development and consolidated the selling and developments efforts of the Company's single crystal X-ray diffraction products. All actions under the Netherlands Program were completed before December 31, 2009. The liability for restructuring charges was recorded in other current liabilities in the consolidated balance sheets. The reserves related to this program are as follows (in millions):

	Total	Severance	Exit Costs
Balance at December 31, 2007	$—	$—	$—
Restructuring charges	2.3	2.2	0.1
Cash payments	—	—	—
Foreign currency impact	—	—	—

Balance at December 31, 2008	2.3	2.2	0.1
Restructuring charges	0.3	0.3	—
Reversal of restructuring charges	(0.1)	(0.1)	—
Cash payments	(2.6)	(2.5)	(0.1)
Foreign currency impact	0.1	0.1	—

Balance at December 31, 2009	$—	$—	$—

Note 14—Impairment Charges

        In 2009, the Company recorded an impairment charge of $0.7 million, which consisted of equipment used in the production of certain superconducting wire. The impairment loss was recorded because the Company determined that the carrying value of the assets exceeded the estimated undiscounted operating cash flows generated by the asset group. The amount of the impairment charge was determined by comparing the fair value of this asset group to its carrying value. The Company determined the fair value of the asset group by using an income approach methodology of valuation that includes the discounted cash flow method. The impairment charge was allocated to the Energy & Supercon Technologies segment and has been recorded as a component of acquisition-related charges, net of bargain purchase in the consolidated statements of operations.

Note 15—Income Taxes

        The domestic and foreign components of income (loss) before taxes are as follows for the years ended December 31, (in millions):

	2009	2008	2007
Domestic	$(11.5)	$(17.1)	$3.3
Foreign	140.6	110.3	140.2

	$129.1	$93.2	$143.5

        The components of the income tax provision are as follows for the years ended December 31, (in millions):

	2009	2008	2007
Current income tax expense:
Federal	$3.6	$0.2	$3.1
State	0.8	0.4	0.7
Foreign	46.6	29.7	41.7

Total current income tax expense	51.0	30.3	45.5
Deferred income tax (benefit):
Federal	(0.4)	0.6	(1.2)
State	—	0.3	(0.5)
Foreign	(2.5)	(3.2)	0.5

Total deferred income tax (benefit)	(2.9)	(2.3)	(1.2)

Income tax provision	$48.1	$28.0	$44.3

        A reconciliation of the United States federal statutory rate to the effective income tax rate is as follows for the years ended December 31:

	2009	2008	2007
Statutory tax rate	35.0%	35.0%	35.0%
Foreign tax rate differential	2.4	(7.0)	(2.7)
Permanent differences	3.0	0.6	—
Tax contingencies	2.4	2.3	(0.3)
Change in tax rates	0.1	—	(6.9)
Withholding taxes	0.2	(3.3)	4.0
State income taxes, net of federal benefits	0.7	0.5	0.5
Restructuring of wire business	—	(7.9)	—
Acquisition costs	—	2.1	1.1
Other	3.0	(1.0)	(1.2)

Effective tax rate before valuation allowance	46.8%	21.3%	29.5%
Change in valuation allowance for unbenefitted losses	(9.5)%	8.7%	1.4%

Effective tax rate	37.3%	30.0%	30.9%

        The tax effect of temporary items that give rise to significant portions of the deferred tax assets and liabilities are as follows as of December 31, (in millions):

	2009	2008
Deferred tax assets:
Accounts receivable	$0.6	$0.8
Accrued expenses	3.6	1.9
Compensation	4.6	2.8
Investments	1.9	13.2
Inventory	20.9	18.3
Deferred Revenue	5.2	5.1
Net operating loss carryforwards	14.2	14.0
Capital loss carryforwards	4.3	2.8
Foreign tax and other tax credit carryforwards	5.6	19.4
Foreign statutory reserves	5.0	—
Warranty reserve	4.2	4.5
Other	2.6	2.7

Gross deferred tax assets	72.7	85.5
Less valuation allowance	(32.2)	(50.3)

Total deferred tax assets	40.5	35.2

Deferred tax liabilities:
Accounts receivable	0.8	0.8
Fixed assets	3.6	3.1
Foreign statutory reserves	20.4	23.4
Inventory	1.1	1.1
Investments	—	1.7
Compensation	3.2	—
Accrued expenses	5.4	—
Other	4.0	1.5

Total deferred tax liabilities	38.5	31.6

Net deferred tax asset	$2.0	$3.6

        The valuation allowance was determined through an assessment of both positive and negative evidence as to whether it is more likely than not that deferred tax assets are recoverable. The Company's assessment was made on a jurisdiction-by-jurisdiction basis. The Company fully reserved all U.S. net deferred tax assets, which are predominantly net operating losses and tax credit carryforwards. The Company's inability to project future profitability in the U.S. beyond fiscal year 2010 represents sufficient negative evidence to record a valuation allowance against certain deferred tax assets.

        As of December 31, 2009, the Company has approximately $4.1 million of U.S. net operating loss carryforwards available to reduce future taxable income; which expire at various times through 2028. The Company also has approximately $49.0 million of German Trade Tax net operating losses that are carried forward indefinitely. The Company also has U.S. tax credits of approximately $4.4 million available to offset future tax liabilities that expire at various dates. These credits include foreign tax credits of $2.5 million expiring at various times through 2019, research and development tax credits of $1.8 million expiring at various times through 2025 and other credits of $0.1 million. These operating loss and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

        In 2008, two German subsidiaries in the Scientific Instruments segment were merged into a third German subsidiary. As a result of the merger, the Company will be able to use certain net operating loss carryforwards that existed in the merged entities but had previously been fully reserved. The valuation allowance related to these net operating loss carryforwards was reversed in 2008 and resulted in a tax benefit of approximately $6.5 million. Additionally, the Company established a profit and loss sharing agreement between two other German subsidiaries in the Scientific Instruments segment during the third quarter of 2008. This agreement allows the losses of one entity to reduce the taxable income of the other entity. Prior to this agreement being put in place, certain deferred tax assets related to these entities had full valuation allowances. These valuation allowances were reversed during the third quarter of 2008, resulting in a tax benefit of approximately $1.2 million.

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

        The Company has permanently reinvested the earnings of its subsidiaries in the cumulative amount of approximately $785.0 million as of December 31, 2009, and therefore has not provided for U.S. income taxes that could result from the distribution of such earnings to the U.S. parent. If these earnings were ultimately distributed to the U.S. in the form of dividends or otherwise, or if the shares of the subsidiaries were sold or transferred, the Company would likely be subject to additional U.S. income taxes, net of the impact of any available foreign tax credits. It is not practical to estimate the amount of unrecognized deferred U.S. income taxes on these undistributed earnings.

        The Company has unrecognized tax benefits of approximately $23.2 million as of December 31, 2009, of which $14.1 million, if recognized, would result in a reduction of the Company's effective tax rate. A tabular reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Gross unrecognized tax benefits at December 31, 2007	$20.5
Gross increases—tax positions in prior periods	0.6
Gross decreases—tax positions in prior periods	(2.7)
Gross increases—current period tax positions	1.7

Gross unrecognized tax benefits at December 31, 2008	20.1
Gross increases—tax positions in prior periods	0.8
Gross decreases—tax positions in prior periods	0.8
Gross increases—current period tax positions	2.0
Settlements	(0.4)
Lapse of statutory limitations	(0.1)

Gross unrecognized tax benefits at December 31, 2009	$23.2

        The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2009, the Company had approximately $3.8 million of accrued penalties and interest related to uncertain tax positions included in the liability on the consolidated balance sheets, of which $0.8 million was recorded during the year ended December 31, 2009.

        The Company files returns in many foreign and state jurisdictions with varying statutes of limitations and considers Germany, the United States and Switzerland to be its significant tax jurisdictions. The tax years 2003 to 2009 are open tax years in these major taxing jurisdictions. One of the Company's Swiss entities is currently being audited for the tax years 2003-2006 and the audit is expected to be completed in 2010. In addition, all of the Company's significant German subsidiaries are under tax audit for the years 2003-2008 and these audits are expected to be completed in 2011. The Company cannot predict the final outcome of these audits but does not anticipate any material changes to its unrecognized tax positions in the next twelve months.

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

Net Periodic Pension Cost

        The components of net periodic pension costs for the years ended December 31, are as follows (in millions):

	2009	2008	2007
Service cost	$4.2	$3.4	$3.5
Interest cost	5.3	4.0	3.0
Expected return on plan assets	(3.5)	(4.0)	(2.8)
Amortization of prior service costs	1.0	—	—

Net periodic benefit costs	$7.0	$3.4	$3.7

        The Company measures its benefit obligation and the fair value of plan assets as of December 31st each year. The changes in benefit obligations and plan assets under the defined benefit pension plans, accumulated benefit obligation and funded status of the plans were as follows at December 31, (in millions):

	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$113.6	$101.3
Service cost	4.2	3.4
Interest cost	5.3	4.0
Plan participant contributions	3.2	2.5
Benefits paid	(3.5)	(1.5)
Actuarial loss (gain)	(3.0)	(2.2)
Impact of foreign currency exchange rates	5.1	6.1

Benefit obligation at end of year	124.9	113.6
Change in plan assets:
Fair value of plan assets at beginning of year	80.9	83.9
Actuarial return on plan assets	8.3	(13.1)
Employer contributions	6.1	6.1
Benefits paid	(3.0)	(1.1)
Impact of foreign currency exchange rates	3.4	5.1

Fair value of plan assets at end of year	95.7	80.9

Net funded status	$(29.2)	$(32.7)

        The accumulated benefit obligation for the defined benefit pension plans is $118.0 million and $107.0 million at December 31, 2009 and 2008, respectively. All defined benefit pension plans have an accumulated benefit obligation and projected benefit obligation in excess of plan assets at December 31, 2009 and 2008.

        The following amounts were recognized in the accompanying consolidated balance sheets for the Company's defined benefit plans at December 31, (in millions):

	2009	2008
Non-current assets	$—	$—
Current liabilities	(1.5)	(0.8)
Non-current liabilities	(27.7)	(31.9)

Net benefit obligation	$(29.2)	$(32.7)

        The following pre-tax amounts were recognized in accumulated other comprehensive income (loss) for the Company's defined benefit plans at December 31, (in millions):

	2009	2008
Reconciliation of amounts recognized in the statement of financial position:
Initial net obligation	$—	$—
Prior service cost (credit)	—	—
Net gain (loss)	(12.2)	(20.5)

Accumulated other comprehensive income (loss)	(12.2)	(20.5)
Accumulated contributions in excess of net periodic benefit cost	(17.0)	(12.2)

Net amount recognized	$(29.2)	$(32.7)

        The range of assumptions used for defined benefit pension plans reflects the different economic environments within the various countries. Weighted average assumptions used to determine the projected benefit obligations for the years ended December 31, are as follows:

	2009	2008	2007
Discount rate	2.0%-5.9%	2.0%-5.7%	2.2%-5.5%
Expected return on plan assets	3.5%-4.3%	4.3%-4.5%	4.3%-4.5%
Expected rate of compensation increase	1.0%-3.0%	1.5%-3.0%	1.5%-4.0%

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

Asset Allocations by Asset Category

        The fair value of the Company's pension plan assets at December 31, 2009, by asset category and by level, is as follows (in millions):

	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan Assets:
Cash and cash equivalents	$4.4	$4.4	$—	$—
Debt securities:
Foreign corporations	24.4	24.4	—	—
Foreign governments	18.2	18.2	—	—
U.S. corporations	0.9	0.9	—	—

	43.5	43.5	—	—

Equity Securities:
Foreign corporations	23.7	23.7	—	—
U.S. corporations	4.8	4.8	—	—

	28.5	28.5	—	—

Real estate	9.6	—	9.6	—
Mortgage and other asset-backed securities	8.5	8.5	—	—
Other	1.2	—	1.2	—

Total plan assets	$95.7	$84.9	$10.8	$—

        The Managing Directors of the subsidiaries are responsible for setting the policy that serves as the framework for allocating plan assets. The policy defines an investment strategy, including the asset allocation ranges, which is designed to ensure that the benefit obligations of the plans can be met when they are due. The investment strategy also is targeted at optimizing the return on investment within the risk constraints of the plans. The Managing Directors appoint the plan fiduciaries, who oversee the investment allocation process, which includes selecting investment managers, setting long-term strategic targets and monitoring asset allocations. The target allocations are 40% bonds, including cash, 35% equity investments and 25% real estate and mortgages. Target allocation ranges are guidelines, not limitations, and occasionally plan fiduciaries will approve allocations above or below a target range based on a number of factors, including market conditions.

        The Company expects to contribute approximately $2.7 million to its pension plans in 2010.

Estimated Future Benefit Payments

        The estimated future benefit payments are based on the same assumptions used to measure the Company's benefit obligation at December 31, 2009. The following benefit payments reflect future employee service as appropriate (in millions):

2010	$2.7
2011	2.6
2012	3.1
2013	3.5
2014	4.4
2015-2019	25.9

Other Benefit Plans

        The Company sponsors various defined contribution plans that cover certain domestic and international employees. The Company may make contributions to these plans at its discretion. The Company contributed $2.7 million, $2.6 million and $2.5 million to such plans in the years ended December 31, 2009, 2008 and 2007, respectively.

Note 17—Commitments and Contingencies

Operating Leases

        Certain buildings, office equipment and vehicles are leased under agreements that are accounted for as operating leases. Total rental expense under operating leases was $13.8 million, $10.7 million and $7.8 million during the years ended December 31, 2009, 2008 and 2007, respectively. Future minimum lease payments under non-cancelable operating leases at December 31, 2009, for each of the next five years are as follows (in millions):

2010	$11.3
2011	9.9
2012	8.2
2013	6.3
2014	5.6
Thereafter	2.0

Total	$43.3

Capital Leases

        The Company leases certain buildings and equipment under agreements that are classified as capital leases. The cost of the buildings under the capital leases are included in the consolidated balance sheets as property, plant and equipment and were $10.4 million and $8.4 million at December 31, 2009 and 2008, respectively. Accumulated amortization of the leased buildings at December 31, 2009 and 2008 was $1.8 million and $1.4 million, respectively. Amortization expense related to assets under capital leases is included in depreciation expense. The obligations related to capital leases are recorded as a component of long-term debt or the current portion of long-term debt in the consolidated balance sheets, depending on when the lease payments are due.

License Agreements

        The Company has entered into cross-licensing agreements for various technologies that allow other companies to utilize certain patents and related technologies over periods ranging from 21 to 30 years. Income from these agreements for the years ended December 31, 2009, 2008 and 2007 was $2.3 million, $2.4 million and $1.8 million, respectively, and is classified in other revenue in the consolidated statements of operations. The unearned portions of proceeds from the cross-licensing agreements are classified as short-term or long-term deferred revenue depending on when the revenue will be earned.

        The Company has also entered into license agreements allowing it to utilize certain patents. If these patents are used in connection with a commercial product sale, the Company pays royalties ranging from 0.15% to 5.00% on the related product revenues. Licensing fees for the years ended December 31, 2009, 2008 and 2007, were $2.1 million, $1.7 million and $1.9 million, respectively, and are recorded in cost of product revenue in the consolidated statements of operations.

Grants

        The Company has received certain grants from government authorities in the United States and Germany. The grants were made in connection with the Company's development of specific magnetic resonance core technology equipment, spectrometers and related components and a standalone monitor for chemical agents. The agreements under which these grants were awarded have expiration dates ranging between 2009 and 2013. Amounts received under these grants during the years ended December 31, 2009, 2008 and 2007, totaled $4.5 million, $2.9 million and $2.0 million, respectively, and are classified as other revenue in the consolidated statement of operations. Total expenditures related to these grants were $5.8 million, $5.9 million and $2.3 million, respectively, and are classified as research and development expenses in the consolidated statements of operations.

Legal

        Lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. The Company believes the outcome of these proceedings, if any, will not have a material impact on the Company's financial position or results of operations. As of December 31, 2009 and 2008, no accruals have been recorded for such potential contingencies.

Letters of Credit and Guarantees

        At December 31, 2009 and 2008, the Company had bank guarantees of $87.0 million and $62.1 million, respectively, for its customer advances. These arrangements guarantee the refund of advance payments received from customers in the event that the merchandise is not delivered in compliance with the terms of the contract. Certain of these guarantees affect the availability of the Company's lines of credit.

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

Dividends

        The terms of some of the Company's indebtedness currently restrict its ability to pay dividends to its shareholders. Prior to the acquisition of Bruker BioSpin, the Board of Directors of Bruker BioSpin Invest AG declared dividends of $103.8 million during the year ended December 31, 2007. Additionally, the Board of Directors of Bruker BioSpin Inc. declared dividends of $5.0 million during the year ended December 31, 2007.

Stock Plans

Bruker Corporation Stock Plan

        In 2000, the Board of Directors adopted and the shareholders approved the 2000 Stock Option Plan (the "Plan"). The Plan initially provided for the issuance of up to 2,188,000 shares of common stock in connection with awards under the Plan. The Company's shareholders have approved a number of amendments to the Plan, generally to increasing the number of shares that can be issued and, in 2003, to change the plan name to the Bruker BioSciences Corporation Amended and Restated 2000 Stock Option Plan. Most recently, in February 2008, the Company's shareholders approved an amendment to increase the number of shares available under the Plan by 2,000,000 shares, up to a total of 10,000,000 shares. The Plan allows a committee of the Board of Directors (the "Committee") to grant incentive stock options, non-qualified stock options, stock appreciation rights and stock awards (including the use of restricted stock and phantom shares). The Committee has the authority to determine which employees will receive the rewards, the amount of the awards and other terms and conditions of the award. Awards granted by the Committee typically vest over a period of three to five years.

        Stock option activity for the year ended December 31, 2009, was as follows:

	Shares Subject to Options	Weighted Average Option Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2008	5,268,523	8.56
Grant	208,500	9.41
Exercised	(306,156)	4.98
Forfeited	(110,824)	7.63

Outstanding at December 31, 2009	5,060,043	$8.83	3.9	$17.4

Exercisable at December 31, 2009	2,643,027	$7.78	3.8	$12.3

Exercisable and expected to vest at December 31, 2009 (a)	4,919,856	$8.79	3.8	$17.1

(a)
In addition to the options that are exercisable at December 31, 2009, the Company expects a portion of the unvested options to become exercisable in the future. Options expected to vest in the future are determined by applying an estimated forfeiture rate to the options that are unvested as of December 31, 2009.

        The intrinsic value is based on the Company's closing stock price of $12.06 on December 31, 2009. Unrecognized pre-tax expense of $13.4 million related to stock options is expected to be recognized over the weighted average remaining service period of 2.4 years for awards outstanding at December 31, 2009.

        Restricted shares of the Company's common stock are periodically awarded to executive officers, directors and certain key employees of the Company, subject to service restrictions which expire ratably over periods of three to five years. The restricted shares of common stock may not be sold or transferred during the restriction period. Stock compensation for restricted stock is recorded based on the stock price on the grant date and charged to expense ratably through the restriction period. The following table summarizes information about restricted stock activity during the year ended December 31, 2009:

	Shares Subject to Restriction	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2008	591,675	7.26
Grant	—	—
Vested	(172,970)	6.70
Forfeited	(1,280)	5.00

Outstanding at December 31, 2009	417,425	$7.49

        Unrecognized pre-tax expense of $2.5 million related to restricted stock awards is expected to be recognized over the weighted average remaining service period of 1.5 years for awards outstanding at December 31, 2009.

Bruker Energy & Supercon Technologies Stock Plan

        In October 2009, the Board of Directors of Bruker Energy & Supercon Technologies, Inc. ("BEST"), a wholly-owned direct subsidiary of the Company, adopted the Bruker Energy & Supercon Technologies, Inc. 2009 Stock Option Plan (the "BEST Plan"). The BEST Plan provides for the issuance of up to 1,600,000 shares of BEST common stock in connection with awards under the Plan. The Plan allows a committee of the BEST Board of Directors to grant incentive stock options and non-qualified stock options. As of December 31, 2009, 730,000 incentive stock options and non-qualified stock options had been awarded to key employees and directors of the Company with vesting periods of three to five years. In 2009, the Company recorded approximately $0.1 million of expense related to awards granted under the BEST Plan. Unrecognized pre-tax expense of $1.7 million related to stock options is expected to be recognized over the weighted average remaining service period of 4.5 years for awards outstanding at December 31, 2009.

Note 19—Accumulated Other Comprehensive Income (Loss)

        The following is a summary of accumulated other comprehensive income (loss), net of tax, at December 31, (in millions):

	Foreign Currency Translation	Unrealized Losses on Cash Flow Hedges	Unrealized Gains on Available-for-Sale Securities	Pension Liability Adjustment	Accumulated Other Comprehensive Income
Balance at December 31, 2006	$99.5	$—	$0.9	$(8.1)	$92.3
Other comprehensive income	51.3	—	0.4	4.4	56.1
Realized (gain) loss on reclassification	—	—	0.1	—	0.1

Balance at December 31, 2007	150.8	—	1.4	(3.7)	148.5
Other comprehensive income (loss)	8.1	(5.2)	—	(12.6)	(9.7)
Realized (gain) loss on reclassification	—	0.4	(1.4)	—	(1.0)

Balance at December 31, 2008	158.9	(4.8)	—	(16.3)	137.8
Other comprehensive income (loss)	8.6	(1.2)	—	5.8	13.2
Realized (gain) loss on reclassification	—	2.5	—	—	2.5

Balance at December 31, 2009	$167.5	$(3.5)	$—	$(10.5)	$153.5

Note 20—Business Segment Information

        The Company has determined that it has five operating segments based on the information reviewed by the Chief Operating Decision Maker, representing each of its five divisions: Bruker AXS, Bruker BioSpin, Bruker Daltonics, Bruker Optics and Bruker Energy & Supercon Technologies. Bruker AXS is in the business of manufacturing and distributing advanced X-ray, spark-optical emission spectroscopy and atomic force microscopy instrumentation used in non-destructive molecular and elemental analysis. Bruker BioSpin is in the business of manufacturing and distributing enabling life science tools based on magnetic resonance technology. Bruker Daltonics is in the business of manufacturing and distributing mass spectrometry instruments that can be integrated and used along with other analytical instruments and our CBRNE detection products. Bruker Optics is in the business of manufacturing and distributing research, analytical and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy technologies. Bruker Energy & Supercon Technologies is in the business of developing and producing low temperature superconductor and high temperature superconductor materials for use in advanced magnet technology and energy applications as well as linear accelerators, accelerator cavities, insertion devices, superconducting fault current limiters, other accelerator components and specialty superconducting magnets for physics and energy research and a variety of other scientific applications.

        The Company's reportable segments are organized by the types of products and services provided. The Company has combined the Bruker AXS, Bruker BioSpin, Bruker Daltonics and Bruker Optics operating segments into the Scientific Instruments reporting segment because each has similar economic characteristics, product processes and services, types and classes of customers, methods of distribution and regulatory environments.

        Management evaluates segment operating performance and allocates resources based on operating income (loss). The Company uses this measure because it helps provide an understanding of our core operating results. Selected business segment information is presented below for the years ended December 31, (in millions):

	2009	2008	2007
Revenue:
Scientific Instruments	$1,062.7	$1,074.1	$1,000.9
Energy & Supercon Technologies	59.8	43.5	37.7
Eliminations (a)	(8.0)	(10.5)	(6.2)

Total revenue	$1,114.5	$1,107.1	$1,032.4

Operating Income (Loss):
Scientific Instruments	$141.7	$116.2	$142.8
Energy & Supercon Technologies	(6.3)	(8.2)	(5.1)
Corporate, eliminations and other (b)	1.3	0.2	—

Total operating income	$136.7	$108.2	$137.7

(a)
Represents product and service revenue between reportable segments.

(b)
Represents corporate costs and eliminations not allocated to the reportable segments.

        Total assets by segment as of and for the years ended December 31, 2009 and 2008, are as follows (in millions):

	2009	2008
Assets:
Scientific Instruments	$1,139.7	$1,081.5
Energy & Supercon Technologies	70.3	39.4
Eliminations and other (a)	(38.0)	(4.6)

Total assets	$1,172.0	$1,116.3

(a)
Assets not allocated to the reportable segments and eliminations of intercompany transactions.

        Total capital expenditures and depreciation and amortization by segment as of and for the years ended December 31, 2009, 2008 and 2007, are as follows (in millions):

	2009	2008	2007
Capital Expenditures:
Scientific Instruments	$14.1	$45.1	$23.6
Energy & Supercon Technologies	2.2	2.3	2.6

Total capital expenditures	$16.3	$47.4	$26.2

Depreciation and Amortization:
Scientific Instruments	$26.7	$27.0	$25.4
Energy & Supercon Technologies	3.0	2.3	2.5

Total depreciation and amortization	$29.7	$29.3	$27.9

        Revenue and long-lived assets by geographical area as of and for the years ended December 31, 2009, 2008 and 2007, were as follows (in millions):

	2009	2008	2007
Revenue:
United States	$233.1	$251.1	$251.4
Europe	674.0	691.0	626.1
Asia Pacific	162.0	125.1	117.9
Other	45.4	39.9	37.0

Total revenue	$1,114.5	$1,107.1	$1,032.4

	2009	2008
Long-lived assets:
United States	$22.2	$22.0
Europe	191.5	189.5
Asia Pacific	6.7	6.0
Other	3.0	3.8

Total long-lived assets	$223.4	$221.3

Note 21—Interest and Other Income (Expense), Net

        The components of interest and other income (expense), net for the years ended December 31, 2009, 2008 and 2007, were as follows (in millions):

	2009	2008	2007
Interest income	$1.0	$4.9	$10.4
Interest expense	(7.5)	(11.7)	(2.3)
Exchange losses on foreign currency transactions	(1.9)	(11.2)	(3.9)
Other	0.8	3.0	1.6

Interest and other income (expense), net	$(7.6)	$(15.0)	$5.8

Note 22—Related Parties

        The Company rents office space from certain of our principal shareholders under multiple leases, which have expiration dates ranging from 2010 to 2017. Total rent expense under these leases was $2.1 million, $1.8 million and $1.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

        In November 2007, Bruker BioSpin sold part of an office building to ZeroC-Project GmbH for approximately $1.1 million. ZeroC-Project GmbH is majority owned by an individual who, at the time of the sale, was one of our principal shareholders. An independent valuation of the building was performed and the sales price was based on the estimated market value of the building.

        During the years ended December 31, 2009, 2008 and 2007, the Company incurred expenses of $1.1 million, $2.3 million and $1.7 million, respectively, to a law firm in which one of our directors is a partner.

        During the years ended December 31, 2009, 2008 and 2007, the Company incurred expenses of $0.6 million, $0.9 million and $1.3 million, respectively, to a financial services firm in which one of our directors is a partner.

Note 23—Recent Accounting Pronouncements

        In June 2009, the FASB issued Codification Topic No. 105, Generally Accepted Accounting Principles. Codification Topic No. 105 is effective for fiscal years and interim periods, ending after September 15, 2009. Codification Topic No. 105 is intended to improve financial reporting by identifying the FASB Accounting Standards Codification and rules and interpretive releases of the SEC under authority of federal securities laws as the sole sources of authoritative accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for SEC registrants. The adoption of Codification Topic No. 105 did not have a material impact on the Company's results of operations, financial position or cash flows.

        In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. Accounting Standards Update 2010-06 will require new disclosures about transfers in and out of Levels 1 and 2 of the fair value hierarchy and activity, including purchases, sales, issuances and settlements, in Level 3 fair value measurements. The requirements of Accounting Standards Update 2010-06 will be effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in Level 3 fair value measurements which will be effective for interim and annual periods beginning after December 15, 2010. The Company is currently assessing the impact that the additional disclosure requirements will have on its results of operations and financial position and when the Company will adopt these requirements.

        In September 2009, the Emerging Issues Task Force reached consensus on FASB Accounting Standards Update 2009-14, Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements. FASB Accounting Standards Updates 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non-software components that function together to deliver the tangible product's essential functionality are excluded from the software revenue guidance in Subtopic 985-605, Software-Revenue Recognition. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. FASB Accounting Standards Updates 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, however, early adoption is permitted. The Company is currently assessing the impact that this update will have on its results of operations and financial position and when the Company will adopt these requirements.

        In September 2009, the Emerging Issues Task Force reached consensus on FASB Accounting Standards Update 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements. FASB Accounting Standards Update 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor's multiple-deliverable revenue arrangements. FASB Accounting Standards Update 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, however, early adoption is permitted. The Company is currently assessing the impact that this update will have on its results of operations and financial position and when the Company will adopt these requirements.

Note 24—Subsequent Events (Unaudited)

        On March 9, 2010, the Company announced it entered into a definitive asset purchase agreement to acquire certain product lines of Varian Inc., ("Varian"), which Agilent Technologies, Inc. ("Agilent") committed to divest in connection with obtaining regulatory approval for Agilent's previously announced acquisition of Varian. The Company will acquire substantially all of the assets and assume certain liabilities in Varian's inductively coupled plasma mass spectrometry instruments business; laboratory gas chromatography instruments business; and gas chromatography triple-quadrupole mass spectrometry instruments business for cash consideration of $37.5 million. The Company is still evaluating the allocation of the purchase price. The acquisition is subject to customary closing conditions and regulatory approvals and the Company expects it to close in the second quarter of 2010.

Note 25—Quarterly Financial Data (Unaudited)

        The Company's common stock is traded on the Nasdaq Global Select Market under the symbol BRKR. A summary of operating results for the quarterly periods in the two years ended December 31, 2009 and 2008, is set forth below (in millions, except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
Year ended December 31, 2009
Net revenue	$230.5	$252.5	$265.1	$366.4
Gross profit	102.7	111.2	119.2	185.5
Operating income	14.3	20.2	26.0	76.2
Net income attributable to Bruker Corporation	8.4	12.9	16.4	43.5
Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.05	$0.08	$0.10	$0.27
Diluted	$0.05	$0.08	$0.10	$0.26
Year ended December 31, 2008
Net revenue	$238.3	$311.5	$242.1	$315.2
Gross profit	114.0	129.6	111.1	150.3
Operating income	15.8	28.4	15.1	48.9
Net income (loss) attributable to Bruker Corporation	(0.8)	21.7	17.8	26.2
Net income (loss) per common share attributable to Bruker Corporation shareholders:
Basic	$(0.00)	$0.13	$0.11	$0.16
Diluted	$(0.00)	$0.13	$0.11	$0.16

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        We have established disclosure controls and procedures that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) by others within our organization. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2009. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

        The attestation report issued by Ernst & Young LLP, our independent registered public accounting firm, on our internal control over financial reporting is included herein.

Changes in Control over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
of Bruker Corporation

        We have audited Bruker Corporation's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Bruker Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Bruker Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bruker Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 12, 2010 expressed an unqualified opinion thereon.

Boston, Massachusetts
March 12, 2010

ITEM 9B.    OTHER INFORMATION

        None.

PART III

        In accordance with General Instruction G(3) to Form 10-K, except as set forth below, the information called for by Items 10, 11, 12, 13 and 14 is incorporated by reference from the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 14, 2010.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The full text of the Company's code of ethics, which applies to its principal executive officer, principal financial officer, principal accounting officer, controller and board of directors is published on the Company's Investor Relations web site at www.bruker.com. We intend to disclose future amendments to certain provisions of our Code, or waivers of such provisions granted to executive officers and directors, on the web site within four business days following the date of such amendment or waiver.

        The additional information required by this Item 10 pursuant to Items 401, 405 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on May 14, 2010, and is incorporated in this annual report on Form 10-K by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required to be disclosed by this Item 11 pursuant to Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on May 14, 2010, under the captions "Summary of Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report," respectively, and is incorporated in this annual report on Form 10-K by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table summarizes information about our equity compensation plans as of December 31, 2009:

Period	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,477,468	$8.72	2,258,103
Equity compensation plans not approved by security holders	N/A	N/A	N/A

	5,477,468	$8.72	2,258,103

        The additional information required by this Item 12 pursuant to Item 403 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on May 14, 2010, under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated in this annual report on Form 10-K by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required to be disclosed by this Item 13 pursuant to Items 404 and 407(a) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on May 14, 2010, under the captions "Certain Relationships and Related Transactions" and "Board Compensation, Meetings and Committees" and is incorporated in this annual report on Form 10-K by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required to be disclosed by this Item 14 pursuant to Item 9(e) of Schedule 14A is contained in the proxy statement for our annual meeting of stockholders to be held on May 14, 2010, under the caption "Report of the Audit Committee" and is incorporated in this annual report on Form 10-K by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

  (a)
  Financial Statements and Schedules

  (1)
  Financial Statements

        The following consolidated financial statements of Bruker Corporation are filed as part of this report under Item 8.—Financial Statements and Supplementary Data:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Shareholders' Equity and Comprehensive Income for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements
    (2)
    Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts

    (3)
    Exhibits

  (b)
  List of Exhibits

Incorporated by Reference**
Exhibit No.		Filed Herewith
	Description		Form	Date
2.1	Stock Purchase Agreement, dated April 17, 2006, by and among Bruker BioSciences Corporation, Bruker Optics Inc. and the stockholders of Bruker Optics Inc.		8-K	April 18, 2006
2.2	U.S. Stock Purchase Agreement, dated December 2, 2007, by and among the Registrant, Bruker BioSpin Inc. and the stockholders of Bruker BioSpin Inc.		8-K	December 3, 2007
2.3	German Share Purchase Agreement, dated December 2, 2007, by and among the Registrant, Bruker Physik GmbH, Techneon AG and the shareholders of Bruker Physik GmbH		8-K	December 3, 2007
2.4	Agreement and Plan of Merger dated as of December 2, 2007 by and among the Registrant, Bruker BioSpin Invest AG, Bruker BioSpin Beteiligungs AG and the shareholders of Bruker BioSpin Invest AG		8-K	December 3, 2007
3.1	Amended Certificate of Incorporation of the Registrant		10-K	December 31, 2007
3.2	Bylaws of the Registrant		S-1	August 3, 2000
4.1	Specimen stock certificate representing shares of common stock of the Registrant		S-3	April 22, 2004
10.1	Amended and Restated 2000 Stock Option Plan		S-4	May 19, 2003

Incorporated by Reference**
Exhibit No.		Filed Herewith
	Description		Form	Date
10.11*	Contract dated October 1, 1998 between Bruker AXS GmbH and GKSS Forschungszentrum Geesthacht GmbH, as amended		S-1	December 31, 2001
10.12*	Contract dated July 31, 1997 between Bruker AXS GmbH and Siemens Aktiengesellschaft Berlin und Munchen Bereich Medizinische Technik		S-1	December 31, 2001
10.19*	Agreement on Development, Supply and Marketing dated August 2, 2001 between Bruker AXS GmbH and Siemens Medical Solutions Rontgenwerk Rudolstadt		S-1	December 31, 2001
10.25	Employment Offer Letter dated as of September 25, 2004 from Bruker BioSciences Corporation to William J. Knight		8-K	October 12, 2004
10.26	Company's form of Incentive Stock Option Agreement		8-K	October 12, 2004
10.28	Company's form of Restricted Stock Agreement		10-K/A	December 31, 2005
10.33
	Credit Agreement dated as of February 26, 2008 among the Registrant, Bruker AXS GmbH, Bruker Daltonik GmbH, Bruker Optik GmbH, Bruker Physik GmbH, Bruker BioSpin Invest AG, Bruker BioSpin AG and Bruker BioSpin International AG, the other foreign subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto, Citibank, N.A. as Syndication Agent, and RBS Citizens, National Association, Deutsche Bank AG and Dresdner Bank AG as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent		8-K	February 27, 2008
10.34	Bruker Energy & Supercon Technologies, Inc. 2009 Stock Option Plan	X
10.35	Form of Bruker Energy & Supercon Technologies, Inc. Incentive Stock Option Agreement	X
10.36	Form of Bruker Energy & Supercon Technologies, Inc. Non-Qualified Stock Option Agreement	X
21.1	Subsidiaries of the Registrant	X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X
24.1	Power of attorney (included on signature page hereto)	X
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

Incorporated by Reference**
Exhibit No.		Filed Herewith
	Description		Form	Date
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

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

(c)
Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts (in millions):

	Balance at Beginning of Period	Additions Charged to Expense	Deductions Amounts Written Off	Balance at End of Period
Allowances deducted in balance sheet from the assets to which they apply:
For the year ended December 31, 2009:
Allowance for doubtful accounts	$5.4	1.2	(1.2)	$5.4
For the year ended December 31, 2008:
Allowance for doubtful accounts	$6.1	0.4	(1.1)	$5.4
For the year ended December 31, 2007:
Allowance for doubtful accounts	$5.2	1.7	(0.8)	$6.1

        All other schedules have been omitted since they are not applicable, not required or the information is included elsewhere herein.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUKER CORPORATION
Date: March 12, 2010	By:	/s/ FRANK H. LAUKIEN, PH.D. Name: Frank H. Laukien, Ph.D. Title: President, Chief Executive Officer and Chairman

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

Name	Title	Date
/s/ FRANK H. LAUKIEN, PH.D. Frank H. Laukien, Ph.D.	President, Chief Executive Officer and Chairman (Principal Executive Officer)	March 12, 2010
/s/ BRIAN P. MONAHAN Brian P. Monahan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2010
/s/ COLLIN J. D'SILVA Collin J. D'Silva	Director	March 12, 2010
/s/ WOLF-DIETER EMMERICH, PH.D. Wolf-Dieter Emmerich, Ph.D.	Director	March 12, 2010
/s/ STEPHEN W. FESIK, PH.D. Stephen W. Fesik, Ph.D.	Director	March 12, 2010
/s/ BRENDA J. FURLONG Brenda J. Furlong	Director	March 12, 2010

Name	Title	Date
/s/ TONY W. KELLER, PH.D. Tony W. Keller, Ph.D.	Director	March 12, 2010
/s/ RICHARD D. KNISS Richard D. Kniss	Director	March 12, 2010
/s/ DIRK D. LAUKIEN, PH.D. Dirk D. Laukien, Ph.D.	Director	March 12, 2010
/s/ JOERG C. LAUKIEN Joerg C. Laukien	Director	March 12, 2010
/s/ WILLIAM A. LINTON William A. Linton	Director	March 12, 2010
/s/ RICHARD A. PACKER Richard A. Packer	Director	March 12, 2010
/s/ RICHARD M. STEIN Richard M. Stein	Director	March 12, 2010
/s/ BERNHARD WANGLER Bernhard Wangler	Director	March 12, 2010