Form 10-Q
period 2010-03-31
BRUKER CORP
filed 2010-05-10
CIK 1109354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐
No      ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2010
Common Stock, $0.01 par value per share	164,685,449 shares

BRUKER CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2010

PART I	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$203.1	$207.1
Restricted cash	3.5	2.0
Accounts receivable, net	174.9	184.1
Inventories	431.2	422.8
Other current assets	61.6	57.5
Total current assets	874.3	873.5

Property, plant and equipment, net	212.0	223.4
Intangibles and other long-term assets	73.3	75.1
Total assets	$1,159.6	$1,172.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$0.1	$0.1
Current portion of long-term debt	23.5	21.9
Accounts payable	53.7	49.8
Customer advances	218.3	219.2
Other current liabilities	248.4	249.2
Total current liabilities	544.0	540.2

Long-term debt	109.6	115.7
Other long-term liabilities	88.1	97.3
Commitments and contingencies (Note 16)	—	—

Shareholders’ equity:
Preferred stock, $0.01 par value 5,000,000 shares authorized, none issued or outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value 260,000,000 shares authorized, 164,677,306 and 164,384,679 shares issued and 164,659,850 and 164,371,384 outstanding at March 31, 2010 and December 31, 2009, respectively	1.6	1.6
Treasury stock at cost, 17,456 at March 31, 2010 and 13,295 at December 31, 2009	(0.2)	(0.1)
Other shareholders’ equity	414.9	415.7
Total shareholders’ equity attributable to Bruker Corporation	416.3	417.2
Noncontrolling interest in consolidated subsidiaries	1.6	1.6
Total shareholders’ equity	417.9	418.8

Total liabilities and shareholders’ equity	$1,159.6	$1,172.0

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Three Months Ended March 31,
	2010	2009
Product revenue	$244.0	$202.2
Service revenue	31.5	26.9
Other revenue	2.2	1.4
Total revenue	277.7	230.5

Cost of product revenue	134.2	111.7
Cost of service revenue	17.2	16.1
Total cost of revenue	151.4	127.8
Gross profit	126.3	102.7

Operating expenses:
Sales and marketing	49.1	42.6
General and administrative	17.0	16.3
Research and development	32.8	29.1
Restructuring charges	0.2	—
Acquisition-related charges	0.3	0.4
Total operating expenses	99.4	88.4
Operating income	26.9	14.3

Interest and other income (expense), net	(0.3)	0.1
Income before income taxes and noncontrolling interest in consolidated subsidiaries	26.6	14.4
Income tax provision	10.6	5.8
Consolidated net income	16.0	8.6
Net income (loss) attributable to noncontrolling interest in consolidated subsidiaries	(0.1)	0.2
Net income attributable to Bruker Corporation	$16.1	$8.4

Net income per common share attributable to
Bruker Corporation shareholders:
Basic and diluted	$0.10	$0.05

Weighted average common shares outstanding:
Basic	164.1	163.3
Diluted	165.6	164.3

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Consolidated net income	$16.0	$8.6
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	7.5	6.6
Amortization of deferred financing costs	0.2	0.2
Stock-based compensation	1.6	1.8
Deferred income taxes	(9.9)	(1.7)
Other non-cash income	—	(1.9)
Changes in operating assets and liabilities:
Accounts receivable	4.5	20.6
Inventories	(26.0)	(16.9)
Accounts payable	5.9	6.6
Customer deposits	6.1	5.9
Other changes in operating assets and liabilities, net	(0.4)	(16.7)
Net cash provided by operating activities	5.5	13.1

Cash flows from investing activities:
Purchases of property, plant and equipment	(5.4)	(3.9)
Acquisitions, net of cash acquired	—	(0.7)
Net cash used in investing activities	(5.4)	(4.6)

Cash flows from financing activities:
Repayments of revolving lines of credit, net	(0.1)	(15.6)
Repayment of term debt	(4.1)	(2.0)
Changes in restricted cash	(1.7)	(0.2)
Issuance of common stock under stock plans	1.6	—
Net cash used in financing activities	(4.3)	(17.8)
Effect of exchange rate changes on cash and cash equivalents	0.2	(8.5)
Net change in cash and cash equivalents	(4.0)	(17.8)
Cash and cash equivalents at beginning of period	207.1	166.2
Cash and cash equivalents at end of period	$203.1	$148.4

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              Description of Business

Bruker Corporation and its wholly-owned subsidiaries (the “Company”) is a designer and manufacturer of proprietary life science and materials research systems and associated products that address the rapidly evolving needs of a diverse array of customers in life science, pharmaceutical, biotechnology and molecular diagnostics research, as well as in materials and chemical analysis in various industries and government applications. The Company’s core technology platforms include X-ray technologies, magnetic resonance technologies, mass spectrometry technologies, optical emission spectroscopy and infrared and Raman molecular spectroscopy technologies. The Company also manufactures and distributes a broad range of field analytical systems for chemical, biological, radiological, nuclear and explosives, or CBRNE, detection. The Company also develops and manufactures low temperature and high temperature superconducting wire and superconducting devices for use in advanced magnet technology, physics research and energy applications. The Company maintains major technical and manufacturing centers in Europe, North America and Japan, and has sales offices located throughout the world. The Company’s diverse customer base includes life science, pharmaceutical, biotechnology and molecular diagnostic research companies, academic institutions, advanced materials and semiconductor industries and government agencies.

Management reports results on the basis of the following two segments:

•                  Scientific Instruments. The operations of this segment include the design, manufacture and distribution of advanced instrumentation and automated solutions based on X-ray technology, spark-optical emission spectroscopy technology, atomic force microscopy technology, magnetic resonance technology, mass spectrometry technology and infrared and Raman molecular spectroscopy technology. Typical customers of the Scientific Instruments segment include pharmaceutical, biotechnology, molecular diagnostic companies; academic institutions; medical schools; other non-profit organizations; clinical microbiology laboratories; government departments and agencies; nanotechnology, semiconductor, chemical, cement, metals and petroleum companies; and food, beverage and agricultural analysis companies and laboratories.

•                  Energy & Supercon Technologies. The operations of this segment include development and production of low temperature superconducting and high temperature superconducting wires for use in advanced magnet technology and energy applications as well as electron and ion linear accelerators, superconducting and normal conducting accelerator cavities, other accelerator components, insertion devices, prototype superconducting fault current limiters, prototype crystal growth magnets, and highly specialized manufacturing services for physics and energy research and a variety of other scientific applications. Typical customers of the Energy & Supercon Technologies segment include companies in the medical, power and energy, and processing industries, private and public research and development laboratories in the fields of fundamental and applied sciences and energy research, and academic institutions and government agencies.

The financial statements represent the consolidated accounts of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial information presented herein does not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of the results expected for the full year. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income or shareholders’ equity.

2.              Acquisitions

In March 2010, the Company announced it entered into a definitive asset purchase agreement to acquire certain product lines of Varian, Inc. (“Varian”), which Agilent Technologies, Inc. (“Agilent”) committed to divest in connection with obtaining regulatory approval for Agilent’s previously announced acquisition of Varian. The Company will acquire certain assets and assume certain liabilities in Varian’s inductively coupled plasma mass spectrometry instruments business, laboratory gas chromatography instruments business, and gas chromatography triple-quadrupole mass spectrometry instruments business, for cash consideration of $37.5 million. The Company is evaluating the allocation of the purchase price. The acquisition is subject to customary closing conditions and regulatory approvals and the Company expects it to close in the second quarter of 2010.

In April 2009, the Company acquired substantially all of the assets of the research instruments portion of ACCEL Instruments GmbH (the “RI business”) from Varian Medical Systems, Inc. The acquisition of the RI business was accounted for under the acquisition method. The RI business, located in Bergisch Gladbach, Germany, consists of the development and manufacture of electron and ion linear accelerators, superconducting and normal conducting accelerator cavities, insertion devices, superconducting fault current limiters, other accelerator components and specialty superconducting magnets for physics and energy research and a variety of other scientific applications. The consideration transferred in acquiring the RI business was approximately $0.4 million and consisted entirely of cash. The Company acquired approximately $2.8 million of receivables, $4.4 million of inventory, $2.2 million of other current assets and $4.9 million of property, plant and equipment in this acquisition and assumed approximately $12.1 million of current liabilities. The Company also recorded $0.5 million representing the fair value of a noncontrolling interest. In 2009, in connection with the acquisition of the RI business, the Company recorded a gain of approximately $1.3 million that was recorded as a component of acquisition-related charges in the consolidated statements of operations. A gain of $2.1 million was initially recorded in the second quarter of 2009 based on a preliminary purchase price allocation, but was subsequently reduced by $0.8 million in the fourth quarter of 2009 based on the final allocation. The results of the RI business have been included in the Energy & Supercon Technologies segment from the date of acquisition. Pro forma financial information reflecting the acquisition of the RI business has not been presented because the impact on revenues, net income and net income per common share attributable to Bruker Corporation shareholders is not material.

3.              Stock-Based Compensation

As of March 31, 2010, the Company’s primary types of share-based compensation were in the form of stock options and restricted stock. The Company recorded stock-based compensation expense for the three months ended March 31, 2010 and 2009 as follows (in millions):

	2010	2009
Stock options	$1.3	$1.3
Restricted stock	0.3	0.5
Total stock-based compensation, pre-tax	1.6	1.8
Tax benefit	0.3	0.4
Total stock-based compensation, net of tax	$1.3	$1.4

Compensation expense is amortized on a straight-line basis over the underlying vesting terms. Stock options to purchase the Company’s common stock are periodically awarded to executive officers and other employees of the Company subject to a vesting period of three to five years. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Assumptions regarding volatility, expected life, dividend yield and risk-free interest rate are required for the Black-Scholes model and are presented in the table below:

	2010	2009
Risk-free interest rate	3.00%-3.37%	1.71%-3.60%
Expected life	6.5 years	6.5 years
Volatility	62.0%	64.0%
Expected dividend yield	0.0%	0.0%

The risk-free interest rate is the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected life assumption. Expected life is determined through the simplified method as defined in the Securities and Exchange Commission Staff Accounting Bulletin No. 110. The Company believes that this is the best estimate of the expected life of a new option. Expected volatility can be based on a number of factors but the Company currently believes that the exclusive use of historical volatility results in the best estimate of the grant-date fair value of employee stock options because it reflects the market’s current expectations of future volatility. Expected dividend yield was not considered in the option pricing formula since the Company does not pay dividends and has no current plans to do so in the future. The terms of some of the Company’s indebtedness also currently restricts its ability to pay dividends to its shareholders.

Bruker Corporation Stock Plan

In February 2008, the Company’s shareholders approved an amendment to increase the number of shares available under the Bruker BioSciences Corporation Amended and Restated 2000 Stock Option Plan (the “Plan”) by 2,000,000 shares, up to a total of 10,000,000 shares. The Plan allows a committee of the Board of Directors (the “Committee”) to grant incentive stock options, non-qualified stock options, stock appreciation rights and stock awards (including the use of restricted stock and phantom shares). The Committee has the authority to determine which employees will receive the awards, the amount of the awards and other terms and conditions of the award. Awards granted by the Committee typically vest over a period of three to five years. The Plan, as approved and subsequently amended by the shareholders, had a term of ten years and expired in February 2010. On March 9, 2010, the Company’s Board of Directors unanimously approved and adopted the Bruker Corporation 2010 Incentive Compensation Plan (the “2010 Plan”). If the 2010 Plan is approved by the stockholders at the Company’s annual meeting in May 2010, it will become effective and provide for the issuance of up to 8,000,000 shares of the Company’s common stock.

At March 31, 2010, the Company expects to recognize pre-tax stock-based compensation expense of $13.1 million associated with outstanding stock option awards granted under the Plan over the weighted average remaining service period of 2.0 years. In addition, the Company expects to recognize additional pre-tax stock-based compensation expense of $2.2 million associated with outstanding restricted stock awards granted under the Plan over the weighted average remaining service period of 1.2 years.

Bruker Energy & Supercon Technologies Stock Plan

In October 2009, the Board of Directors of Bruker Energy & Supercon Technologies, Inc. (“BEST”), a wholly-owned direct subsidiary of the Company, adopted the Bruker Energy & Supercon Technologies, Inc. 2009 Stock Option Plan (the “BEST Plan”). The BEST Plan provides for the issuance of up to 1,600,000 shares of BEST common stock in connection with awards under the Plan. The Plan allows a committee of the BEST Board of Directors to grant incentive stock options and non-qualified stock options.

At March 31, 2010, the Company expects to recognize pre-tax stock-based compensation expense of $1.6 million associated with outstanding stock option awards granted under the BEST Plan over the weighted average remaining service period of 4.3 years.

4.              Earnings Per Share

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

The following table sets forth the computation of basic and diluted average shares outstanding for the three months ended March 31, 2010 and 2009 (in millions, except per share amounts):

	2010	2009
Net income attributable to Bruker Corporation, as reported	$16.1	$8.4

Weighted average shares outstanding:
Weighted average shares outstanding-basic	164.1	163.3
Effect of dilutive securities:
Stock options and restricted stock	1.5	1.0
	165.6	164.3

Net income per common share attributable to Bruker Corporation shareholders:
Basic and diluted	$0.10	$0.05

Stock options to purchase approximately 0.4 million shares and 4.6 million shares were excluded from the computation of diluted earnings per share in the three months ended March 31, 2010 and 2009, respectively, because the exercise price of the stock options exceeded the average market price of the Company’s common stock and, as a result, would have had an anti-dilutive effect.

5.              Fair Value of Financial Instruments

The Company applies the following hierarchy, which prioritizes the input used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement.  The three levels are defined as follows:

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

The Company measures the following financial assets and liabilities at fair value on a recurring basis. The fair value of these financial assets and liabilities was determined using the following inputs at March 31, 2010 (in millions):

	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$96.8	$96.8	$—	$—
Restricted cash	3.5	3.5	—	—
Long-term restricted cash	2.9	2.9	—	—
Foreign exchange contracts	0.1	—	0.1	—
Total assets recorded at fair value	$103.3	$103.2	$0.1	$—

Liabilities:
Interest rate swap	$3.7	$—	$3.7	$—
Embedded derivatives in purchase and delivery contracts	2.2	—	2.2	—
Foreign exchange contracts	0.3	—	0.3	—
Total liabilities recorded at fair value	$6.2	$—	$6.2	$—

The Company’s financial instruments consist primarily of cash equivalents, restricted cash, derivative instruments consisting of forward contracts, options and an interest rate swap, accounts receivable, short-term borrowings, accounts payable and long-term debt. The carrying amounts of the Company’s cash equivalents, restricted cash, accounts receivable, short-term borrowings and accounts payable approximate fair value due to their short-term nature. Derivative assets and liabilities are measured at fair value on a recurring basis.  The fair value of derivative instruments is based on quotes received from third party banks. These values represent the estimated amount the Company would receive or pay to terminate the agreements taking into consideration current foreign exchange or interest rates, as well as the creditworthiness of the counterparty. The Company’s long-term debt consists primarily of variable rate arrangements with interest rates that reset every three months and, as a result, reflect current interest rates. Consequently, the carrying value of the Company’s long-term debt approximates fair value.

6.              Inventories

Inventories consisted of the following as of March 31, 2010 and December 31, 2009 (in millions):

	March 31, 2010	December 31, 2009
Raw materials	$110.3	$108.8
Work-in-process	148.7	134.6
Demonstration units	37.7	41.3
Finished goods	134.5	138.1
Inventories	$431.2	$422.8

The Company reduces the carrying value of its demonstration inventories for differences between its cost and estimated net realizable value through a charge to cost of revenue that is based on a number of factors including the age of the unit, the physical condition of the unit and an assessment of technological obsolescence. Amounts recorded in cost of product revenue related to the write-down of demonstration units to net realizable value were $5.6 million and $5.8 million for the three months ended March 31, 2010 and 2009, respectively.

Finished goods include in-transit systems that have been shipped to the Company’s customers but have not yet been installed and accepted by the customer. As of March 31, 2010 and December 31, 2009, inventory-in-transit was $67.5 million and $80.8 million, respectively.

7.              Goodwill and Other Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for the three months ended March 31, 2010 (in millions):

Balance at December 31, 2009	$47.5
Goodwill acquired during the period	—
Foreign currency impact	(1.3)
Balance at March 31, 2010	$46.2

Goodwill is not amortized, instead, goodwill is tested for impairment on a reporting unit basis annually, or on an interim basis when events or changes in circumstances warrant. The Company performed its annual test for impairment as of December 31, 2009 and determined that goodwill and other intangible assets were not impaired at that time. The Company did not identify any indicators of impairment during the three month period ended March 31, 2010.

The following is a summary of other intangible assets subject to amortization at March 31, 2010 and December 31, 2009 (in millions):

	March 31, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology and related patents	$14.1	$(10.9)	$3.2	$14.4	$(10.7)	$3.7
Customer relationships	2.0	(1.0)	1.0	2.0	(0.9)	1.1
Trade names	0.4	(0.2)	0.2	0.4	(0.3)	0.1
Intangible assets subject to amortization, net	$16.5	$(12.1)	$4.4	$16.8	$(11.9)	$4.9

For the three months ended March 31, 2010 and 2009, the Company recorded amortization expense of $0.5 million and $0.4 million, respectively, related to intangible assets subject to amortization.

8.              Debt

At March 31, 2010 and December 31, 2009, the Company’s debt obligations consisted of the following (in millions):

	March 31,	December 31,
	2010	2009
term loan under the Credit Agreement	$127.5	$131.3

Euro bank loans at fixed rate of 2.95%, collateralized by land and buildings of Bruker Daltonik GmbH, quarterly principal payments and monthly interest payments due and payable through 2010	0.1	0.3

Capital lease obligations	5.5	6.0
Total long-term debt	133.1	137.6
Current portion of long-term debt	(23.5)	(21.9)
Total long-term debt, less current portion	$109.6	$115.7

In 2008, the Company entered into a credit agreement with a syndication of lenders (the “Credit Agreement”) which provides for a revolving credit line with a maximum commitment of $230.0 million and a term facility of $150.0 million. The outstanding principal and interest under the term loan is payable in quarterly installments through December 2012. Borrowings under the Credit Agreement bear interest, at the Company’s option, at either (i) the higher of the prime rate or the federal funds rate plus 0.50%, or (ii) adjusted LIBOR, plus margins ranging from 0.40% to 1.25% and a facility fee ranging from 0.10% to 0.20%. As of March 31, 2010, the weighted average interest rate of borrowings under the term facility of the Credit Agreement was approximately 2.6%.

Borrowings under the Credit Agreement are secured by the pledge to the banks of 100% of the capital stock of each of the Company’s wholly-owned domestic subsidiaries and 65% of the capital stock of certain of the Company’s direct or indirect wholly-owned foreign subsidiaries. The Credit Agreement also requires the Company to maintain certain financial ratios related to leverage ratios and interest coverage ratios as defined in the Credit Agreement. In addition to the financial ratios, the Credit Agreement restricts, among other things, the Company’s ability to do the following: make certain payments; incur additional debt; incur certain liens; make certain investments, including derivative agreements; merge, consolidate, sell or transfer all or substantially all of the Company’s assets; and enter into certain transactions with affiliates. As of March 31, 2010, the latest measurement date, the Company was in compliance with the covenants under the Credit Agreement.

In addition to its long-term arrangements, the Company had the following amounts outstanding under revolving loan arrangements:

	March 31,	December 31,
	2010	2009
Revolving loans under the Credit Agreement	$—	$—
Other revolving loans	0.1	0.1
Total short-term borrowings	$0.1	$0.1

The following is a summary of the maximum commitments and net amounts available to the Company under revolving loans as of March 31, 2010 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
Credit Agreement	0.0%	$230.0	$—	$2.5	$227.5
Other revolving loans	2.9%	122.0	0.1	88.2	33.7
Total revolving loans	2.9%	$352.0	$0.1	$90.7	$261.2

Other revolving loans are with various financial institutions located primarily in Germany, Switzerland and France. The Company’s other revolving lines of credit are typically due upon demand with interest payable monthly. Certain of these lines of credit are unsecured while others are secured by the accounts receivable and inventory of the related subsidiary.

9.              Derivative Instruments and Hedging Activities

Interest Rate Risks

The Company’s exposure to interest rate risk relates primarily to outstanding variable rate debt and adverse movements in the related short-term market rates. The most significant component of the Company’s interest rate risk relates to amounts outstanding under the Credit Agreement. In April 2008, the Company entered into an interest rate swap arrangement to manage its exposure to interest rate movements and the related effect on its variable rate debt. Under this interest rate swap arrangement, the Company will pay a fixed rate of approximately 3.8% and receive a variable rate based on three month LIBOR. The initial notional amount of this interest rate swap was $90.0 million and it amortizes in proportion to the term debt component of the Credit Agreement through December 2012. At March 31, 2010, the notional amount of this interest rate swap was $76.5 million. The Company concluded that this swap met the criteria to qualify as an effective hedge of the variability of cash flows of the interest payments and accounts for the interest rate swap as a cash flow hedge. Accordingly, the Company reflects changes in the fair value of the effective portion of this interest rate swap in accumulated other comprehensive income, a component of shareholders’ equity. As of March 31, 2010 and December 31, 2009, the Company recorded a liability of $3.7 million and $3.5 million, respectively, related to the fair value of the interest rate swap that is recorded in other current liabilities in the consolidated balance sheets. Amounts recorded in accumulated other comprehensive income (loss) are reclassified to interest and other income (expense), net in the consolidated statement of operations when either the forecasted transaction occurs or it becomes probable that the forecasted transaction will not occur. The Company expects $2.4 million of the accumulated loss to be reclassified into earnings over the next twelve months.

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

The Company periodically enters into foreign currency contracts, primarily forward and option contracts, to minimize the volatility that fluctuations in currency exchange rates have on the Company’s cash flows related to purchases and sales denominated in foreign currencies. Under these arrangements, the Company typically agrees to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates with maturities of less than two years. These transactions do not qualify for hedge accounting and, accordingly, the instrument is recorded at fair value with the corresponding gains and losses recorded in interest and other income (expense), net in the consolidated statements of operations. At March 31, 2010, and December 31, 2009, the following foreign currency contracts were outstanding:

		Notional Amount at	Notional Amount at
Buy	Sell	March 31, 2010	December 31, 2009
Swiss Francs	U.S. Dollars	$12.8	$13.1
U.S. Dollars	Euro	––	6.7
Euro	U.S. Dollars	13.2	5.5
		$26.0	$25.3

The Company also has various unsettled contracts related to the purchase and delivery of certain products. The contracts, denominated in currencies other than the functional currency of the transacting parties, amounted to $32.3 million for the delivery of products and $0.2 million for the purchase of products at March 31, 2010 and $30.4 million for the delivery of products and $0.2 million for the purchase of products at December 31, 2009. The changes in the fair value of these embedded derivatives are recorded in interest and other income (expense), net in the consolidated statements of operations.

The fair value of the derivative instruments described above is recorded in our consolidated balance sheets for the periods ended March 31, 2010 and December 31, 2009 as follows (in millions):

		Fair Value
	Balance Sheet Location	March 31, 2010	December 31, 2009
Derivative assets:
Foreign exchange contracts	Other current assets	$0.1	$—

Derivative liabilities:
Interest rate swap contract	Other current liabilities	$3.7	$3.5
Embedded derivatives	Other current liabilities	2.2	1.5
Foreign exchange contracts	Other current liabilities	0.3	—

The losses recognized in other comprehensive income related to the effective portion of the interest rate swap designated as a hedging instrument for the periods ended March 31, 2010 and 2009 are as follows (in millions):

	2010	2009
Interest rate swap contract	$(0.9)	$(0.4)

The losses related to the effective portion of the interest rate swap designated as a hedging instrument that were reclassified from other comprehensive income and recognized in net income for the periods ended March 31, 2010 and 2009 are as follows (in millions):

	2010	2009
Interest rate swap contract	$(0.7)	$(0.5)

The Company did not recognize any amounts related to ineffectiveness in the results of operations for the periods ended March 31, 2010 and 2009.

  The impact on net income of changes in the fair value of derivative instruments not designated as hedging instruments for the periods ended March 31, 2010 and 2009 are as follows (in millions):

	March 31,
	2010	2009
Foreign exchange contracts	$(0.2)	$0.3
Embedded derivatives	(0.7)	1.5
Income (expense), net	$(0.9)	$1.8

The amounts recorded in the results of operations related to derivative instruments not designated as hedging instruments are recorded in interest and other income (expense), net.

10.                  Restructuring Activities

In the first quarter of 2010, the Company recorded restructuring charges of $0.2 million, which related primarily to severance incurred in connection with the closing of a production facility in Herzogenrath, Germany and relocating the associated operations. These charges were recorded in the Scientific Instruments segment. The Company does not expect to incur any additional costs related to this move and expects to have made all of the severance payments by the end of the 2010. The liability for restructuring charges is recorded in other current liabilities in the unaudited condensed consolidated balance sheets. The charges related to this restructuring reserve are as follows (in millions):

	Total	Severance
Balance at December 31, 2009	$—	$—
Restructuring charges	0.2	0.2
Cash payments	—	—
Foreign currency impact	—	—
Balance at March 31, 2010	$0.2	$0.2

11.       Employee Benefit Plans

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

The net periodic pension cost consists of the following components for the three months ended March 31, 2010 and 2009 (in millions):

	2010	2009
Components of net periodic benefit costs:
Service cost	$0.9	$0.9
Interest cost	1.2	1.0
Expected return on plan assets	(0.9)	(0.9)
Amortization of prior service costs	0.3	—
Net periodic benefit costs	$1.5	$1.0

The Company made contributions of $0.6 million to its defined benefit plans during the three months ended March 31, 2010 and estimates contributions of $1.9 million will be made during the remainder of 2010.

12.       Interest and Other Income (Expense), Net

The components of interest and other income (expense), net, were as follows for the three months ended March 31, 2010 and 2009 (in millions):

	2010	2009
Interest income	$0.1	$0.4
Interest expense	(1.5)	(2.3)
Exchange gains on foreign currency transactions	0.5	1.3
Other	0.6	0.7
Interest and other income (expense), net	$(0.3)	$0.1

13.       Provision for Income Taxes

The Company accounts for income taxes using the asset and liability approach by recognizing deferred tax assets and liabilities for the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using enacted tax rates in effect for the year in which the differences are expected to be reflected in the tax return. The Company records a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized. In addition, the Company also accounts for uncertain tax positions that have reached a minimum recognition threshold.

The income tax provision for the three months ended March 31, 2010 was $10.6 million compared to $5.8 million for the three months ended March 31, 2009, representing effective tax rates of 39.8% and 40.3%, respectively.  The Company’s effective tax rate generally reflects the tax provision (benefit) for non-U.S. entities only, since no benefit was recognized for cumulative losses incurred in the U.S. A full valuation allowance will be maintained against all U.S. deferred tax assets, including U.S. net operating losses and tax credits, until evidence exists that it is more likely than not that the loss carryforward and credit amounts will be utilized to offset U.S. taxable income. The Company’s tax rate may change over time as the amount or mix of income and taxes outside the U.S. changes. The effective tax rate is calculated using projected annual pre-tax income or loss and is affected by research and development tax credits, the expected level of other tax benefits, the impact of changes to the valuation allowance, and changes in the mix of the Company’s pre-tax income and losses among jurisdictions with varying statutory tax rates and credits.

The Company has unrecognized tax benefits of approximately $24.0 million as of March 31, 2010, of which $14.8 million, if recognized, would result in a reduction of the Company’s effective tax rate. The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes. As of March 31, 2010 and December 31, 2009, approximately $4.1 million and $3.8 million, respectively, of accrued interest and penalties related to uncertain tax positions was included in other current liabilities on the unaudited condensed consolidated balance sheets. Penalties and interest related to unrecognized tax benefits in the provision for income taxes of $0.2 million and $0.1 million were recorded during the three months ended March 31, 2010 and 2009, respectively.

The Company files returns in many foreign and state jurisdictions with varying statutes of limitations, but considers its significant tax jurisdictions to include the United States, Germany and Switzerland. The tax years 2003 to 2008 are open tax years in these major taxing jurisdictions. One of the Company’s Swiss entities is currently being audited for the tax years 2003 through 2006 and the audit is expected to be completed during 2010. In addition, all of the Company’s German subsidiaries are under tax audit for the years 2003 through 2008. The Company cannot reasonably predict the timing or outcome of these audits.

14.       Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) refers to revenues, expenses, gains and losses that under GAAP are included in other comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to shareholders’ equity, net of tax. The following is a summary of comprehensive loss for the three months ended March 31, 2010 and 2009 (in millions):

	2010	2009
Consolidated net income	$16.0	$8.6
Foreign currency translation adjustments	(20.0)	(26.4)
Unrealized losses on interest rate swap:
Unrealized holding losses arising during the period	(0.9)	(0.4)
Less: reclassification adjustments for settlements included in the determination of net loss	0.7	0.5
Pension liability adjustments	0.1	1.0
Total comprehensive loss	(4.1)	(16.7)
Less: Comprehensive income attributable to noncontrolling interests	(0.1)	0.2
Comprehensive loss attributable to Bruker Corporation	$(4.0)	$(16.9)

15.      Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests for the three months ended March 31, 2010 and 2009 was $(0.1) million and $0.2 million, respectively.  The net loss attributable to noncontrolling interests for the March 31, 2010 period represents the minority shareholders’ proportionate share of the net loss recorded by five majority-owned indirect subsidiaries, Bruker Baltic Ltd., Bruker Labmate Pvt. Ltd., InCoaTec GmbH and Perch Solutions OY, which are included in the Scientific Instruments segment, and RI Research Instruments GmbH, which is included in the Energy & Supercon Technologies segment. The net income attributable to noncontrolling interests for the March 31, 2009 period relates to the minority shareholders’ proportionate share of the net income recorded by three majority-owned indirect subsidiaries, Bruker Baltic Ltd., InCoaTec GmbH and Perch Solutions OY. There were no transfers to or from the noncontrolling interests during the three months ended March 31, 2010 or 2009.

16.       Commitments and Contingencies

Legal

Lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. The Company believes the outcome of these proceedings, if any, will not have a material impact on the Company’s financial position or results of operations. As of March 31, 2010 and December 31, 2009, no accruals have been recorded for such potential contingencies.

Letters of Credit and Guarantees

At March 31, 2010 and December 31, 2009, the Company had bank guarantees of $90.7 million and $87.0 million, respectively, for its customer advances. These arrangements guarantee the refund of advance payments received from customers in the event that the merchandise is not delivered in compliance with the terms of the contract. Certain of these guarantees affect the availability of the Company’s lines of credit.

17.       Business Segment Information

The Company’s reportable segments are organized by the types of products and services provided. The Company has combined the Bruker AXS, Bruker BioSpin, Bruker Daltonics and Bruker Optics operating segments into the Scientific Instruments reporting segment because each has similar economic characteristics, product processes and services, types and classes of customers, methods of distribution and regulatory environments.

Management evaluates segment operating performance and allocates resources based on operating income (loss). The Company uses this measure because it helps provide an understanding of our core operating results. Selected business segment information is presented below for the three months ended March 31, 2010 and 2009 (in millions):

	2010	2009
Revenue:
Scientific Instruments	$260.3	$223.6
Energy & Supercon Technologies	20.7	8.1
Eliminations (a)	(3.3)	(1.2)
Total revenue	$277.7	$230.5

Operating Income (Loss):
Scientific Instruments	$27.7	$16.1
Energy & Supercon Technologies	(0.5)	(2.4)
Corporate, eliminations and other (b)	(0.3)	0.6
Total operating income	$26.9	$14.3

(a) Represents product and service revenue between reportable segments.

(b) Represents costs and eliminations not allocated to the reportable segments.

Total assets by segment as of March 31, 2010 and December 31, 2009 are as follows (in millions):

	March 31,	December 31,
	2010	2009
Assets:
Scientific Instruments	$1,132.2	$1,139.7
Energy & Supercon Technologies	66.6	70.3
Eliminations and other (a)	(39.2)	(38.0)
Total assets	$1,159.6	$1,172.0

(a) Represents assets not allocated to the reportable segments and eliminations of intercompany transactions.

18.       Recent Accounting Pronouncements

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

The following discussion of our financial condition and results of operations should be read in conjunction with our interim unaudited condensed consolidated financial statements and the notes to those statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, and in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

Statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which express that we “believe,” “anticipate,” “plan,” “expect,” “seek,” “estimate,” or “should,” as well as other statements, which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Actual events or results may differ materially from those set forth in forward-looking statements. Certain factors that might cause such a difference are discussed in “Factors Affecting Our Business, Operating Results and Financial Condition” set forth in our Annual Report on Form 10-K for the year ended December 31, 2009.

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, describes the principal factors affecting the results of our operations, financial condition and changes in financial condition, as well as our critical accounting policies and estimates. Our MD&A is organized as follows:

•                  Executive overview. This section provides a general description and history of our business, a brief discussion of our reportable segments, significant recent developments in our business and other opportunities, challenges we face and risks that may impact our business in the future.

•                  Critical accounting policies. This section discusses the accounting estimates that are considered important to our financial position and results of operations and that require us to exercise subjective or complex judgments in their application.

•                  Results of operations. This section provides our analysis of the significant line items on our unaudited condensed consolidated statement of operations for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

•                  Liquidity and capital resources. This section provides an analysis of our liquidity and cash flow and discussions of our outstanding debt and commitments and matters relating to our common stock.

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

Our business strategy is to capitalize on our ability to innovate and generate rapid revenue performance, both organically and through acquisitions. Our revenue growth strategy, combined with anticipated improvements to our gross profit margins and increased leverage on our research and development, sales and marketing and distribution investments and general and administrative expenses, is expected to enhance our operating margins and improve our earnings in the future.

We are organized into five operating segments, representing each of our five divisions: Bruker AXS, Bruker BioSpin, Bruker Daltonics, Bruker Optics and Bruker Energy & Supercon Technologies. Bruker AXS is in the business of manufacturing and distributing advanced X-ray, spark-optical emission spectroscopy and atomic force microscopy instrumentation used in non-destructive molecular and elemental analysis. Bruker BioSpin is in the business of manufacturing and distributing enabling life science tools based on magnetic resonance technology. Bruker Daltonics is in the business of manufacturing and distributing mass spectrometry instruments that can be integrated and used along with other analytical instruments, as well as our CBRNE detection products. Bruker Optics is in the business of manufacturing and distributing research, analytical and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy technologies. Bruker Energy & Supercon Technologies is in the business of developing and producing low temperature superconducting and high temperature superconducting wires for use in advanced magnet technology and energy applications as well as linear accelerators, accelerator cavities, insertion devices, superconducting fault current limiters, other accelerator components and specialty superconducting magnets for physics and energy research and a variety of other scientific applications.

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

•                  Energy & Supercon Technologies.  The operations of this segment include development and production of low temperature superconducting and high temperature superconducting wires for use in advanced magnet technology and energy applications as well as electron and ion linear accelerators, superconducting and normal conducting accelerator cavities, other accelerator components, insertion devices, prototype superconducting fault current limiters, prototype crystal growth magnets, and highly specialized manufacturing services for physics and energy research and a variety of other scientific applications. Typical customers of the Energy & Supercon Technologies segment include companies in the medical, power and energy, and processing industries; private and public research and development laboratories in the fields of fundamental and applied sciences and energy research; and academic institutions and government agencies.

Financial Overview

For the three months ended March 31, 2010, our revenue increased by $47.2 million, or 20.5%, to $277.7 million, compared to $230.5 million for the comparable period in 2009. Included in this change in revenue is an increase of approximately $18.7 million from the impact of foreign exchange due to the weakening of the U.S. Dollar versus the Euro and other foreign currencies. Excluding the effect of foreign exchange, revenue increased by $28.5 million, or 12.4%. The increase in revenue on a currency adjusted basis is attributable to both the Scientific Instruments segment, which increased by $19.2 million, or 8.6%, and the Energy & Supercon Technologies segment, which increased by $11.4 million, or 140.7%.  Revenue in the Scientific Instruments segment reflects an increase in sales of all of our core technologies, particularly in magnetic resonance and mass spectrometry. The mix of products sold in the Scientific Instruments segment reflects increased demand from academic and government customers and industrial customers. We attribute the increase in sales of magnetic resonance and mass spectrometry products and spending by academic and government customers to our new product introductions over the last twelve to eighteen months and to stimulus packages implemented by governments of various countries, including the U.S., Germany, Japan and China. The improvement in revenues from our industrial customers quarter-over-quarter continues to reflect a gradual turnaround for these markets. We remain cautiously optimistic that the industrial markets we serve will continue to improve through 2010 but we will continue to closely monitor the apparent recovery in these markets. The Energy & Supercon Technologies segment revenue increased due to strong demand for low temperature superconducting wire and the acquisition of the RI business from Varian Medical Systems, Inc., which was completed at the beginning of the second quarter of 2009.

Income from operations for the three months ended March 31, 2010 was $26.9 million, resulting in an operating margin of 9.7%, compared to income from operations of $14.3 million, resulting in an operating margin of 6.2%, for the comparable period in 2009. The increase in operating margin is primarily the result of the higher revenue described above and the corresponding improvement in our gross profit margins. Our gross profit margin for the first quarter of 2010 was 45.5%, compared with 44.6% for the comparable period in 2009. Higher gross profit margins resulted primarily from changes in product mix, specifically an increase in revenues from high-end instrumentation, including our newly introduced products which were designed to carry higher gross margins than our previous generations of products. The increase in revenue also allowed us to better utilize our production facilities and leverage our fixed production costs. We also reduced production costs through various cost saving initiatives.

We incurred approximately $1.5 million of interest expense during the three months ended March 31, 2010 compared to $2.3 million for the comparable period in 2009. Of the total interest expense incurred during the three months ended March 31, 2010, approximately $1.3 million related to a credit facility that we entered into during the first quarter of 2008. We initially borrowed $351.0 million under this credit facility in order to finance the acquisition of Bruker BioSpin. In the first three months of 2010, we repaid approximately $3.8 million of the amounts outstanding under this credit agreement and, from the inception of this agreement, we have reduced the net amount outstanding by approximately $223.5 million.

Our effective tax rate for the three months ended March 31, 2010 was 39.8%, compared to 40.3% for the comparable period in 2009. The change in our effective tax rate relates primarily to the amount and mix of income and taxes outside the U.S. because we are not able to record a tax benefit on losses incurred in the U.S.

Our net income attributable to the shareholders of Bruker Corporation for the three months ended March 31, 2010 was $16.1 million, or $0.10 per diluted share, compared to $8.4 million, or $0.05 per diluted share, for the comparable period in 2009.

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

Goodwill, other intangible assets and other long-lived assets. We evaluate whether goodwill is impaired annually and when events occur or circumstances change. We test goodwill for impairment at the reporting unit level (the operating segment or one level below an operating segment). The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using an income approach methodology of valuation that includes the discounted cash flow method. Estimating the fair value of the reporting units requires significant judgments by management about the future cash flows. If the carrying amount of a reporting unit exceeds the fair value of the reporting unit, we perform the second step of the goodwill impairment test to measure the amount of the impairment. In the second step of the goodwill impairment test we compare the implied fair value of the reporting unit’s goodwill with the carrying value of that goodwill. We also review finite-lived intangible assets and other long-lived assets when indication of potential impairment exists, such as a significant reduction in undiscounted cash flows associated with the assets. Should the fair value of our long-lived assets decline because of reduced operating performance, market declines, or other indicators of impairment, a charge to operations for impairment may be necessary.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 compared to the Three Months Ended March 31, 2009

Consolidated Results

The following table presents our results for the three months ended March 31, 2010 and 2009 (dollars in millions, except per share data):

	Three Months Ended March 31,
	2010	2009
Product revenue	$244.0	$202.2
Service revenue	31.5	26.9
Other revenue	2.2	1.4
Total revenue	277.7	230.5

Cost of product revenue	134.2	111.7
Cost of service revenue	17.2	16.1
Total cost of revenue	151.4	127.8
Gross profit	126.3	102.7

Operating expenses:
Sales and marketing	49.1	42.6
General and administrative	17.0	16.3
Research and development	32.8	29.1
Restructuring charges	0.2	—
Acquisition-related charges	0.3	0.4
Total operating expenses	99.4	88.4
Operating income	26.9	14.3

Interest and other income (expense), net	(0.3)	0.1
Income before income taxes and noncontrolling interest in consolidated subsidiaries	26.6	14.4
Income tax provision	10.6	5.8
Consolidated net income	16.0	8.6
Net income (loss) attributable to noncontrolling interest in consolidated subsidiaries	(0.1)	0.2
Net income attributable to Bruker Corporation	$16.1	$8.4

Net income per common share attributable to
Bruker Corporation shareholders:
Basic and diluted	$0.10	$0.05

Weighted average common shares outstanding:
Basic	164.1	163.3
Diluted	165.6	164.3

Revenue

Our revenue increased by $47.2 million, or 20.5%, to $277.7 million for the three months ended March 31, 2010, compared to $230.5 million for the comparable period in 2009. Included in this change in revenue is an increase of approximately $18.7 million from the impact of foreign exchange due to the weakening of the U.S. Dollar versus the Euro and other foreign currencies. Excluding the effect of foreign exchange, revenue increased by 12.4%. Revenues from the Scientific Instruments segment increased, on a currency adjusted basis, by $19.2 million, or 8.6%. Revenue in the Scientific Instruments segment reflects an increase in sales of all our core technologies, particularly in magnetic resonance and mass spectrometry. The mix of products sold in the Scientific Instruments segment reflects increased demand from academic and government customers and industrial customers. We attribute the increase in spending by academic and government customers to our new product introductions over the last twelve to eighteen months and to stimulus packages implemented by governments of various countries, including the U.S., Germany, Japan and China. We continued to benefit from a gradual improvement in the industrial markets that we serve and remain cautiously optimistic that the apparent recovery in these markets will continue. Revenues from the Energy & Supercon Technologies segment increased, on a currency adjusted basis, by $11.4 million, or 140.7%. The increase in revenue was the result of strong demand for low temperature superconducting wire and the acquisition of the RI business, which was completed at the beginning of the second quarter of 2009.

Cost of Revenue

Our cost of product and service revenue for the three months ended March 31, 2010, was $151.4 million, resulting in a gross profit margin of 45.5%, compared to cost of product and service revenue of $127.8 million, resulting in a gross profit margin of 44.6%, for the comparable period in 2009. Gross profits increased because of the increase in revenues described above and changes in product mix. The change in product mix reflects an increase in revenues from high-end instrumentation, including our newly introduced products which were designed to carry higher gross margins than previous generations of our products. The increase in revenue also allowed us to better utilize our production facilities and leverage our fixed production costs. We also reduced production costs through various cost saving initiatives.

Sales and Marketing

Our sales and marketing expense for the three months ended March 31, 2010 increased to $49.1 million, or 17.8% of product and service revenue, from $42.6 million, or 18.6% of product and service revenue, for the comparable period in 2009. The increase in sales and marketing expense is attributable to increases in headcount in support of planned revenue growth and changes in foreign currency exchange rates, primarily the Euro.

General and Administrative

Our general and administrative expense for the three months ended March 31, 2010 increased to $17.0 million, or 6.2% of product and service revenue, from $16.3 million, or 7.1% of product and service revenue, for the comparable period in 2009.  The increase in general and administrative expense is attributable mainly to changes in foreign currency exchange rates, primarily the Euro.

Research and Development

Our research and development expense for the three months ended March 31, 2010 increased to $32.8 million, or 11.9% of product and service revenue, from $29.1 million, or 12.7% of product and service revenue, for the comparable period in 2009. We continue to make incremental investments in research and development projects that we believe will generate future growth. The increase in research and development expense is also partly attributable to changes in foreign currency exchange rates, primarily the Euro, as a majority of our research and development is performed in Europe.

Restructuring Charges

In the first quarter of 2010, we recorded restructuring charges of $0.2 million, which related primarily to severance incurred in connection with the closing of a production facility in Herzogenrath, Germany and relocating the associated operations.  We do not expect to incur any additional costs related to this move and expect to have made all of the severance payments by the end of 2010.

Acquisition-Related Charges

Acquisition-related charges of $0.3 million recorded in the first quarter of 2010 relate entirely to the Scientific Instruments segment. In the first quarter of 2010, we announced that we entered into a definitive asset purchase agreement to acquire certain product lines of Varian, Inc., or Varian, which Agilent Technologies, Inc., or Agilent, committed to divest in connection with obtaining regulatory approval for Agilent’s previously announced acquisition of Varian. We will acquire certain assets and assume certain liabilities in Varian’s inductively coupled plasma mass spectrometry instruments business, laboratory gas chromatography instruments business, and gas chromatography triple-quadrupole mass spectrometry instruments business. This acquisition is subject to customary closing conditions and regulatory approvals and we expect it to close in the second quarter of 2010. We currently expect that we will incur an additional $0.5 million of acquisition-related charges in connection with this acquisition in the second quarter of 2010.

Acquisition-related charges of $0.4 million recorded in the first quarter of 2009 relate entirely to the Energy & Supercon Technologies segment. These acquisition-related costs were incurred in connection with the April 2009 acquisition of the RI business from Varian Medical Systems, Inc.

Interest and Other Income (Expense), Net

Interest and other income (expense), net during the three months ended March 31, 2010 was $(0.3) million, compared to $0.1 million for the comparable period of 2009.

During the three months ended March 31, 2010, the major components within interest and other income (expense), net were net interest expense of $1.4 million, offset, in part, by other income of $0.6 million and realized and unrealized gains on foreign currency transactions of $0.5 million. Other income recorded in the first quarter of 2010 includes an insurance settlement that we received of approximately $0.8 million. During the three months ended March 31, 2009, the major component within interest and other income (expense), net, were realized and unrealized gains on foreign currency transactions of $1.3 million and other income of $0.7 million offset, in part, by net interest expense of $1.9 million.

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

The income tax provision for the three months ended March 31, 2010, was $10.6 million compared to $5.8 million for the three months ended March 31, 2009, representing effective tax rates of 39.8% and 40.3%, respectively. This change in our effective tax rate relates primarily to the amount and mix of income and taxes outside of the U.S.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests for the three months ended March 31, 2010 was $(0.1) million compared to $0.2 million for the comparable period of 2009. Net income (loss) attributable to noncontrolling interests represents the minority shareholders’ proportionate share of the net income (loss) recorded by five majority-owned indirect subsidiaries, Bruker Baltic Ltd., Bruker Labmate Pvt. Ltd., InCoaTec GmbH and Perch Solutions OY, which are included in the Scientific Instruments segment, and RI Research Instruments GmbH, which is included in the Energy & Supercon Technologies segment.

Net Income Attributable to Bruker Corporation

Our net income for the three months ended March 31, 2010, was $16.1 million, or $0.10 per diluted share, compared to $8.4 million, or $0.05 per diluted share for the comparable period in 2009.

Segment Results

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment for the three months ended March 31, 2010 and 2009 (dollars in millions):

	Three Months Ended		Dollar	Percentage
	2010	2009	Change	Change
Scientific Instruments	$260.3	$223.6	$36.7	16.4%
Energy & Supercon Technologies	20.7	8.1	12.6	155.6%
Eliminations (a)	(3.3)	(1.2)	(2.1)
	$277.7	$230.5	$47.2	20.5%

(a) Represents product and service revenue between reportable segments.

Scientific Instruments Segment Revenues

Scientific Instruments segment revenue increased by $36.7 million, or 16.4%, to $260.3 million for the three months ended March 31, 2010, compared to $223.6 million for the comparable period in 2009. Included in this change in revenue is an increase of approximately $17.5 million from the impact of foreign exchange due to the weakening of the U.S. Dollar versus the Euro and other foreign currencies. Excluding the effect of foreign exchange, revenue increased by 8.6%. The increase in revenue, excluding the effect of foreign exchange, reflects an increase in sales of all of our core technologies, particularly in magnetic resonance and mass spectrometry. The mix of products sold in the Scientific Instruments segment reflects increased demand from academic and government customers and industrial customers. We attribute the increase in spending by academic and government customers to new product introductions over the last twelve to eighteen months and stimulus packages implemented by governments of various countries, including the U.S., Germany, Japan and China. We continued to benefit from a gradual improvement in the industrial markets that we serve.

System revenue and aftermarket revenue as a percentage of total Scientific Instruments segment revenue were as follows during the three months ended March 31, 2010 and 2009 (dollars in millions):

	2010		2009
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System revenue	$206.4	79.3%	$176.6	79.0%
Aftermarket revenue	53.9	20.7%	47.0	21.0%
Total revenue	$260.3	100.0%	$223.6	100.0%

System revenues in the Scientific Instruments segment include X-ray systems, optical emission spectroscopy systems, atomic force microscopy systems, nuclear magnetic resonance systems, magnetic resonance imaging systems, electron paramagnetic imaging systems, mass spectrometry systems, CBRNE detection systems and molecular spectroscopy systems. Aftermarket revenues in the Scientific Instruments segment include accessory sales, consumables, training and services.

Energy & Supercon Technologies Segment Revenues

Energy & Supercon Technologies segment revenue increased by $12.6 million, or 155.6%, to $20.7 million for the three months ended March 31, 2010, compared to $8.1 million for the comparable period in 2009. Included in this change in revenue is an increase of approximately $1.2 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue increased by 140.7%. The increase in revenue was the result of strong demand for low temperature superconducting wire and the acquisition of the RI business from Varian Medical Systems, Inc., which was completed at the beginning of the second quarter of 2009.

System and wire revenue and aftermarket revenue as a percentage of total Energy & Supercon Technologies segment revenue were as follows during the three months ended March 31, 2010 and 2009 (dollars in millions):

	2010		2009
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System and wire revenue	$19.9	96.1%	$7.6	93.8%
Aftermarket revenue	0.8	3.9%	0.5	6.2%
Total revenue	$20.7	100.0%	$8.1	100.0%

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

Income (Loss) from Operations

The following table presents income (loss) from operations and operating margins on revenue by reportable segment for the three months ended March 31, 2010 and 2009 (dollars in millions):

	2010		2009
	Operating Income (Loss)	Percentage of Segment Revenue	Operating Income (Loss)	Percentage of Segment Revenue
Scientific Instruments	$27.7	10.6%	$16.1	7.2%
Energy & Supercon Technologies	(0.5)	(2.4)%	(2.4)	(29.6)%
Corporate, eliminations and other (a)	(0.3)		0.6
Total operating income	$26.9	9.7%	$14.3	6.2%

(a) Represents corporate costs and eliminations not allocated to the reportable segments.

Scientific Instruments segment income from operations for the three months ended March 31, 2010 was $27.7 million, resulting in an operating margin of 10.6%, compared to income from operations of $16.1 million, resulting in an operating margin of 7.2%, for the comparable period in 2009. Income from operations in the Scientific Instruments segment improved as a result of the higher revenues described above and an improvement in gross profit margins.

In the first quarter of 2010, gross profit margin as a percentage of revenue in the Scientific Instruments increased to 47.1% from 45.3% for the comparable period in 2009. The improvement in gross profit margin reflects a change in product mix. In the first quarter of 2010, revenues reflected an increase in high-end instrumentation, including our newly introduced products which were designed to carry higher gross margins than our previous generations of products. The increase in revenue also allowed us to better utilize our production facilities and leverage our fixed production costs. We also reduced production costs through various cost saving initiatives.

In the first quarter of 2010, operating expenses, excluding acquisition-related and restructuring charges, in the Scientific Instruments increased to $94.3 million, or 36.2% of segment product and service revenue, from $85.4 million, or 38.2% of segment product and service revenue for the comparable period in 2009. This increase is a function of incremental investments in sales and marketing activities and research and development activities that we believe will generate future growth and changes in foreign currency exchange rates.

Energy & Supercon Technologies segment loss from operations for the three months ended March 31, 2010 was $(0.5) million, resulting in an operating margin of (2.4)%, compared to a loss from operations of $(2.4) million, resulting in an operating margin of (29.6)%, for the comparable period in 2009. Loss from operations in the Energy & Supercon Technologies segment decreased as a result of the higher revenues described above.

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

During the three months ended March 31, 2010, net cash provided by operating activities was $5.5 million, resulting primarily from $15.4 million of consolidated net income adjusted for non-cash items offset, in part, by $9.9 million of net changes in working capital. During the three months ended March 31, 2009, net cash provided by operating activities was $13.1 million, resulting primarily from $13.6 million of consolidated net income adjusted for non-cash items.

During the three months ended March 31, 2010, net cash used by investing activities was $5.4 million, compared to net cash used by investing activities of $4.6 million during the three months ended March 31, 2009. Cash used by investing activities during the three months ended March 31, 2010 was attributable to capital expenditures. Cash used by investing activities during the three months ended March 31, 2009 was attributable primarily to $3.9 million of capital expenditures and $0.7 million used for acquisitions. Capital expenditures during the three months ended March 31, 2010 were at a level consistent with our planned capital spending of $20.0 million to $30.0 million in 2010.

During the three months ended March 31, 2010, net cash used by financing activities was $4.3 million, compared to net cash used by financing activities of $17.8 million during the three months ended March 31, 2009. Cash used by financing activities during the three months ended March 31, 2010 and March 31, 2009 was primarily attributable to $4.2 million and $17.6 million, respectively, of net debt repayments under various long-term and short-term arrangements.

At March 31, 2010, we had outstanding debt totaling $133.2 million consisting of $127.5 million outstanding under the Credit Agreement, $0.1 million outstanding under other long-term debt arrangements, $0.1 million outstanding under other revolving lines of credit and $5.5 million under capital lease obligations. At December 31, 2009, we had outstanding debt totaling $137.7 million consisting of $131.3 million outstanding under the term loan component of the Credit Agreement, $0.3 million outstanding under other long-term debt arrangements, $0.1 million outstanding under other revolving lines of credit and $6.0 million under capital lease obligations.

In February 2008, we entered into a credit agreement with a syndication of lenders, which we refer to as the Credit Agreement. The Credit Agreement provides a revolving credit line with a maximum commitment of $230.0 million and a term loan facility of $150.0 million. The outstanding principal and interest under the term loan is payable in quarterly installments through December 2012. Borrowings under the Credit Agreement bear interest, at our option, at either (i) the higher of the prime rate or the federal funds rate plus 0.50%, or (ii) adjusted LIBOR, plus margins ranging from 0.40% to 1.25% and a facility fee ranging from 0.10% to 0.20%. As of March 31, 2010, the weighted average interest rate of borrowings under the term facility of the Credit Agreement was approximately 2.6%.

Borrowings under the Credit Agreement are secured by the pledge to the banks of 100% of the capital stock of each of our wholly-owned domestic subsidiaries and 65% of the capital stock of certain of our wholly-owned direct or indirect foreign subsidiaries. The Credit Agreement also requires that we maintain certain financial ratios related to maximum leverage and minimum interest coverage, as defined in the Credit Agreement. Specifically, our leverage ratio cannot exceed 3.0 and our interest coverage ratio cannot be less than 3.0. In addition to the financial ratios, the Credit Agreement restricts, among other things, our ability to do the following: make certain payments; incur additional debt; incur certain liens; make certain investments, including derivative agreements; merge, consolidate, sell or transfer all or substantially all of our assets; and enter into certain transactions with affiliates. Our failure to comply with any of these restrictions or covenants may result in an event of default under the applicable debt instrument, which could permit acceleration of the debt under that instrument and require us to prepay that debt before its scheduled due date. As of March 31, 2010, the latest measurement date, we were in compliance with the covenants of the Credit Agreement.

Other long-term debt at March 31, 2010 consists of a collateralized arrangement with a financial institution in Germany and is at a fixed interest rate of 2.95%. The term of this arrangement is through June 2010.

Other revolving loans are with various financial institutions located primarily in Germany, Switzerland and France. The following is a summary of the maximum commitments and net amounts available to the Company under revolving loans as of March 31, 2010 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
Credit Agreement	0.0%	$230.0	$—	$2.5	$227.5
Other revolving loans	2.9%	122.0	0.1	88.2	33.7
Total revolving loans	2.9%	$352.0	$0.1	$90.7	$261.2

As of March 31, 2010, we had approximately $4.1 million of net operating loss carryforwards available to reduce future U.S. taxable income.  However, these losses are severely limited in terms of their use. The Company also has approximately $49.0 million of German Trade Tax net operating losses that are carried forward indefinitely and U.S. tax credits of approximately $4.4 million available to offset future tax liabilities that expire at various dates. U.S. tax credits, after the filing of the 2008 U.S. Federal tax return in September 2009, include foreign tax credits of $2.5 million expiring in various years through 2019 and research and development tax credits of $1.8 million expiring at various dates through 2025 and other credits of $0.1 million. These operating losses and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

The following table summarizes maturities for our significant financial obligations as of March 31, 2010 (in millions):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Revolving lines of credit	$0.1	$0.1	$—	$—	$—
Long-term debt, including current portion	133.1	23.5	107.0	2.6	—
Derivative liabilities	6.1	4.5	1.6	—	—
Uncertain tax contingencies	24.0	—	24.0	—	—

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

Nasdaq Compliance

Collin J. D’Silva, a former independent member of our Board and the Board’s Audit Committee, voluntarily resigned from service on the Audit Committee, effective March 9, 2010, and from service on the Board, effective March 31, 2010, in connection with joining the Company as President of the newly-formed Chemical Analysis Division of Bruker Daltonics. On March 24, 2010, we notified Nasdaq that due to the vacancy on our Audit Committee created by Mr. D’Silva’s resignation from the Audit Committee, we are no longer in compliance with Nasdaq Listing Rule 5605 (Rule 5605), which requires that the Audit Committee be comprised of at least three members, each of whom are independent. On March 25, 2010, we received notice from Nasdaq advising that, as result of Mr. D’Silva’s resignation from the Audit Committee, we are not in compliance with Rule 5605 and confirming that we are provided a cure period until September 7, 2010 to regain compliance. Additionally, on April 1, 2010, we received notice from Nasdaq that, due to the resignation of Mr. D’Silva from our Board, we are not in compliance with the majority independent director requirements set forth in Rule 5605. Nasdaq has provided a cure period until September 27, 2010 to regain compliance with the majority independence requirements. Our Board is actively seeking a replacement for Mr. D’Silva to serve on our Board and Audit Committee and we intend to regain compliance with the corporate governance requirements of the Nasdaq Listing Rules as expeditiously as possible prior to the expiration of the cure periods provided under these rules.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Codification (“Codification”) Topic No. 105, Generally Accepted Accounting Principles. Codification Topic No. 105 is effective for fiscal years, and interim periods, ending after September 15, 2009. Codification Topic No. 105 is intended to improve financial reporting by identifying the FASB Accounting Standards Codification and rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws as the sole sources of authoritative accounting principles to be used in preparing financial statements that are presented in conformity with accounting principles generally accepted in the United States of America for SEC registrants. The adoption of Codification Topic No. 105 did not have a material impact on our results of operations, financial position or cash flows.

In January 2010, the FASB issued Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. Accounting Standards Update 2010-06 will require new disclosures about transfers in and out of Levels 1 and 2 of the fair value hierarchy and activity, including purchases, sales, issuances and settlements, in Level 3 fair value measurements. The requirements of Accounting Standards Update 2010-06 will be effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in Level 3 fair value measurements which will be effective for interim and annual periods beginning after December 15, 2010. We are currently assessing the impact that the additional disclosure requirements will have on our results of operations and financial position.

In September 2009, the Emerging Issues Task Force reached consensus on FASB Accounting Standards Update 2009-14, Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements. FASB Accounting Standards Updates 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are excluded from the software revenue guidance in Subtopic No. 985-

605, Software-Revenue Recognition. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. FASB Accounting Standards Updates 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. However, early adoption is permitted. We are currently assessing the impact that this update will have on our results of operations and financial position and when we will adopt these requirements.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks associated with changes in foreign exchange rates and interest rates. We selectively use financial instruments to reduce these risks. All transactions related to risk management techniques are authorized and executed pursuant to our policies and procedures. Analytical techniques used to manage and monitor foreign exchange and interest rate risk include market valuations and sensitivity analysis.

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

Our net foreign exchange gains were $0.5 million and $1.3 million for the three months ended March 31, 2010 and 2009, respectively. From time to time, we enter into foreign currency contracts in order to minimize the volatility that fluctuations in exchange rates have on our cash flows related to purchases and sales denominated in foreign currencies. We will continue to evaluate our currency risks and in the future may utilize foreign currency contracts more frequently as part of a transactional hedging program.

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

In April 2008, we entered into an interest rate swap arrangement to pay a fixed rate of approximately 3.8% and receive a variable rate based on three month LIBOR through December 31, 2012. The initial notional amount of this interest swap was $90.0 million and amortizes in proportion to the term debt component of our Credit Agreement. At March 31, 2010, the outstanding notional amount of this swap was $76.5 million. We have determined that this swap is an effective hedge of the variability of cash flows of the interest payments.

Inflation

We do not believe inflation had a material impact on our business or operating results during any of the periods presented.

ITEM 4.	CONTROLS AND PROCEDURES

We have established disclosure controls and procedures that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) by others within our organization. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of March 31, 2010, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Except as set forth below, there have been no material changes to the legal proceedings disclosed in Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2009.

As previously reported, in November 2008 a former employee of Bruker Corporation filed a complaint with the Massachusetts Commission Against Discrimination alleging age discrimination. The Massachusetts Commission Against Discrimination recently commenced its investigation and the Company responded to a request for information on April 23, 2010. The Company believes the complaint made by the former employee to be without merit and intends to cooperate fully in the investigation.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the first quarter of 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2010	—	$—	—	—
February 1 - February 28, 2010	—	—	—	—
March 1 - March 31, 2010	200,000	14.18	—	—
	200,000	$14.18	—	—

All purchases were made by the Company’s Chief Executive Officer, Frank H. Laukien. Shares were purchased in open market purchases effected in accordance with the safe harbor provisions of Rule 10b-18 of the Exchange Act and in a private transaction. These purchases were previously disclosed on Forms 4 filed with the U.S. Securities and Exchange Commission.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1) Filed herewith.

(2) Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUKER CORPORATION

Date: May 10, 2010	By:	/s/ FRANK H. LAUKIEN, PH.D.
Frank H. Laukien, Ph.D. President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 10, 2010	By:	/s/ BRIAN P. MONAHAN
Brian P. Monahan Chief Financial Officer (Principal Financial Officer)