Form 10-Q/A
period 2010-03-31
BRUKER CORP
filed 2010-05-26
CIK 1109354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No.1 on Form 10-Q/A amends Bruker Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2010, as initially filed with the Securities and Exchange Commission on May 10, 2010 (the “Report”).  This Amendment No.1 is being filed to amend Part II, Item 6 of the Report to file Exhibit 2.5, which was inadvertently omitted from the original Report.

This amendment does not reflect events after the filing of the original Report and does not modify or update disclosures as originally filed, except as required to reflect the additional information provided herein.

Part II — Other Information
ITEM 6.	EXHIBITS

Exhibit No.	Description
2.5	Asset Purchase Agreement dated as of March 9, 2010 between Agilent Technologies, Inc. and the Registrant(1)
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1) Filed herewith.

(2) Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUKER CORPORATION

Date: May 25, 2010	By:	/s/ Frank H. Laukien
Frank H. Laukien, Ph.D.
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 25, 2010	By:	/s/ Brian P. Monahan
Brian P. Monahan
Chief Financial Officer (Principal Financial Officer)