Form 10-Q
period 2010-06-30
BRUKER CORP
filed 2010-08-09
CIK 1109354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2010
Common Stock, $0.01 par value per share	164,769,064 shares

BRUKER CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2010

PART I                FINANCIAL INFORMATION

ITEM 1.              UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$187.6	$207.1
Restricted cash	2.5	2.0
Accounts receivable, net	161.5	184.1
Inventory	424.5	422.8
Other current assets	58.5	57.5
Total current assets	834.6	873.5

Property, plant and equipment, net	199.3	223.4
Intangibles and other long-term assets	106.6	75.1
Total assets	$1,140.5	$1,172.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$0.1
Current portion of long-term debt	25.1	21.9
Accounts payable	53.6	49.8
Customer advances	212.0	219.2
Other current liabilities	252.5	249.2
Total current liabilities	543.2	540.2

Long-term debt	101.6	115.7
Other long-term liabilities	83.1	97.3
Commitments and contingencies (Note 18)	—	—

Shareholders’ Equity:
Preferred stock, $0.01 par value 5,000,000 shares authorized, none issued or outstanding at June 30, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value 260,000,000 shares authorized, 164,786,346 and 164,384,679 shares issued and 164,769,127 and 164,371,384 outstanding at June 30, 2010 and December 31, 2009, respectively	1.6	1.6
Treasury stock at cost, 17,219 at June 30, 2010 and 13,295 at December 31, 2009	(0.2)	(0.1)
Other shareholders’ equity	409.5	415.7
Total shareholders’ equity attributable to Bruker Corporation	410.9	417.2
Noncontrolling interest in consolidated subsidiaries	1.7	1.6
Total shareholders’ equity	412.6	418.8

Total liabilities and shareholders’ equity	$1,140.5	$1,172.0

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Product revenue	$267.0	$222.9	$511.0	$425.1
Service revenue	32.5	28.3	64.0	55.2
Other revenue	1.4	1.3	3.6	2.7
Total revenue	300.9	252.5	578.6	483.0

Cost of product revenue	149.1	125.2	283.3	236.9
Cost of service revenue	16.1	16.1	33.3	32.2
Total cost of revenue	165.2	141.3	316.6	269.1
Gross profit	135.7	111.2	262.0	213.9

Operating expenses:
Selling, general and administrative	64.0	60.4	129.7	118.9
Research and development	31.2	31.1	64.0	60.2
Amortization of acquisition-related intangible assets	0.7	0.5	1.1	0.9
Other charges (credits), net	1.9	(1.0)	2.4	(0.6)
Total operating expenses	97.8	91.0	197.2	179.4

Operating income	37.9	20.2	64.8	34.5

Interest and other income (expense), net	(4.2)	(2.9)	(4.5)	(2.8)

Income before income taxes and noncontrolling interest in consolidated subsidiaries	33.7	17.3	60.3	31.7
Income tax provision	10.8	4.6	21.4	10.4

Consolidated net income	22.9	12.7	38.9	21.3
Net income (loss) attributable to noncontrolling interest in consolidated subsidiaries	0.3	(0.2)	0.2	—
Net income attributable to Bruker Corporation	$22.6	$12.9	$38.7	$21.3

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.14	$0.08	$0.24	$0.13
Diluted	$0.14	$0.08	$0.23	$0.13

Weighted average common shares outstanding:
Basic	164.3	163.3	164.2	163.3
Diluted	165.8	164.7	165.7	164.5

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Consolidated net income	$38.9	$21.3
Adjustments to reconcile consolidated net income to cash flows from operating activities:
Depreciation and amortization	14.7	13.5
Amortization of deferred financing costs	0.3	0.3
Stock-based compensation	3.3	3.3
Deferred income taxes	(8.2)	(1.8)
Gain on bargain purchase	—	(2.1)
Other non-cash expense	2.9	0.3
Changes in operating assets and liabilities:
Accounts receivable	9.4	40.3
Inventories	(37.6)	(4.5)
Accounts payable	9.3	(2.3)
Customer advances	13.8	(4.7)
Other changes in operating assets and liabilities, net	6.3	(12.3)
Net cash provided by operating activities	53.1	51.3

Cash flows from investing activities:
Purchases of property, plant and equipment	(10.7)	(7.1)
Acquisitions, net of cash acquired	(37.8)	(1.1)
Net cash used in investing activities	(48.5)	(8.2)

Cash flows from financing activities:
Repayments of revolving lines of credit, net	(0.4)	(35.8)
Repayment of term debt	(9.9)	(15.9)
Changes in restricted cash	(0.7)	(0.5)
Issuance of common stock under stock plans	2.2	0.1
Cash payments to noncontrolling interests	(0.1)	—
Net cash used in financing activities	(8.9)	(52.1)
Effect of exchange rate changes on cash and cash equivalents	(15.2)	(4.6)
Net change in cash and cash equivalents	(19.5)	(13.6)
Cash and cash equivalents at beginning of period	207.1	166.2
Cash and cash equivalents at end of period	$187.6	$152.6

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

Management reports results on the basis of the following two segments:

•                  Scientific Instruments. The operations of this segment include the design, manufacture and distribution of advanced instrumentation and automated solutions based on X-ray technology, spark-optical emission spectroscopy technology, atomic force microscopy technology, magnetic resonance technology, mass spectrometry technology and infrared and Raman molecular spectroscopy technology. Typical customers of the Scientific Instruments segment include pharmaceutical, biotechnology, and molecular diagnostic companies; academic institutions; medical schools; other non-profit organizations; clinical microbiology laboratories; government departments and agencies; nanotechnology, semiconductor, chemical, cement, metals and petroleum companies; and food, beverage and agricultural analysis companies and laboratories.

•                  Energy & Supercon Technologies.  The operations of this segment include the development and marketing of superconducting and non-superconducting materials and devices for growing markets in renewable energy, energy infrastructure, healthcare and “big science” research. This segment supplies low temperature superconductors for use in magnetic resonance imaging and nuclear magnetic resonance systems, fusion energy research and other applications, as well as high temperature superconductors which are primarily used in fusion energy research. This segment also provides superconductivity-enabled devices, such as magnets, accelerator cavities and modules, radio frequency power couplers and linear accelerators, primarily for use in fusion research and other scientific applications. In addition, this segment has a number of devices and materials under development, including superconducting crystal growth magnets for photovoltaic and semiconductor applications, inductive superconducting fault current limiters for energy infrastructure applications and high temperature superconductors for compact high-power wind turbine generators and other applications. Typical customers of the Energy & Supercon Technologies segment include manufacturers of medical technology and life science analytics tools and universities and dedicated research facilities in the fields of material sciences, energy, biotechnology and proteomics, among others.

The financial statements represent the consolidated accounts of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial information presented herein does not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of the results expected for the full year. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income or shareholders’ equity.

2.              Acquisitions

On May 19, 2010, the Company completed the acquisition of three former Varian, Inc. (“Varian”), product lines which Agilent Technologies, Inc. (“Agilent”) divested in connection with obtaining regulatory approval for its May 14, 2010 acquisition of Varian. The Company acquired certain assets and assumed certain liabilities in Varian’s inductively coupled plasma mass spectrometry instruments business, laboratory gas chromatography instruments business, and gas chromatography triple-quadrupole mass spectrometry instruments business (collectively, the “chemical analysis business”) for cash consideration of $37.5 million. The acquired business complements the Company’s existing mass spectrometry products and expands the Company’s offerings to industrial and applied markets. The acquisition of the chemical analysis business is being accounted for under the acquisition method. The Company has not yet completed the final allocation of the purchase price but has preliminarily allocated the consideration transferred as follows:

Inventory	$13.0
Property, plant and equipment	2.8
Intangible assets	9.7
Goodwill	22.0
Liabilities assumed	(10.0)
$37.5

The allocation of the purchase price will be completed within the measurement period.

The results of the chemical analysis business have been included in the Scientific Instruments segment from the date of acquisition. Pro forma financial information reflecting the acquisition of the chemical analysis business has not been presented because the impact on revenues, net income and net income per common share attributable to Bruker Corporation shareholders is not material.

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

3.              Stock-Based Compensation

The Company’s primary types of share-based compensation are in the form of stock options and restricted stock. The Company recorded stock-based compensation expense for the three and six months ended June 30, 2010 and 2009 as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Stock options	$1.5	$1.2	$2.8	$2.5
Restricted stock	0.2	0.3	0.5	0.8
Total stock-based compensation, pre-tax	1.7	1.5	3.3	3.3
Tax benefit	0.2	0.2	0.5	0.6
Total stock-based compensation, net of tax	$1.5	$1.3	$2.8	$2.7

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

	2010	2009
Risk-free interest rate	2.42%-3.46%	1.71%-3.60%
Expected life	6.5 years	6.5 years
Volatility	62.0%	64.0%
Expected dividend yield	0.0%	0.0%

The risk-free interest rate is the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected life assumption. Expected life is determined through the simplified method as defined in the Securities and Exchange Commission Staff Accounting Bulletin No. 110. The Company believes that this is the best estimate of the expected life of a new option. Expected volatility can be based on a number of factors but the Company currently believes that the exclusive use of historical volatility results in the best estimate of the grant-date fair value of employee stock options because it reflects the market’s current expectations of future volatility. Expected dividend yield was not considered in the option pricing formula since the Company does not pay dividends and has no current plans to do so in the future. The terms of some of the Company’s indebtedness also currently restrict its ability to pay dividends to its shareholders.

Bruker Corporation Stock Plan

In February 2010, the Bruker BioSciences Corporation Amended and Restated 2000 Stock Option Plan (the “2000 Plan”) expired at the end of its scheduled ten-year term. On March 9, 2010, the Company’s Board of Directors unanimously approved and adopted the Bruker Corporation 2010 Incentive Compensation Plan (the “2010 Plan”) and on May 14, 2010, the 2010 Plan was approved by the Company’s stockholders. The 2010 Plan provides for the issuance of up to 8,000,000 shares of the Company’s common stock. The Plan allows a committee of the Board of Directors (the “Committee”) to grant incentive stock options, non-qualified stock options and restricted stock awards. The Committee has the authority to determine which employees will receive the awards, the amount of the awards and other terms and conditions of the award. Awards granted by the Committee typically vest over a period of three to five years.

At June 30, 2010, the Company expects to recognize pre-tax stock-based compensation expense of $12.6 million associated with outstanding stock option awards granted under the Company’s stock plans over the weighted average remaining service period of 1.8 years. In addition, the Company expects to recognize additional pre-tax stock-based compensation expense of $1.9 million associated with outstanding restricted stock awards granted under the Plan over the weighted average remaining service period of one year.

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

At June 30, 2010, the Company expects to recognize pre-tax stock-based compensation expense of $1.5 million associated with outstanding stock option awards granted under the BEST Plan over the weighted average remaining service period of 4.3 years.

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

The following table sets forth the computation of basic and diluted average shares outstanding for the three and six months ended June 30, 2010 and 2009 (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income attributable to Bruker Corporation	$22.6	$12.9	$38.7	$21.3

Weighted average shares outstanding:
Weighted average shares outstanding-basic	164.3	163.3	164.2	163.3
Effect of dilutive securities:
Stock options and restricted stock	1.5	1.4	1.5	1.2
	165.8	164.7	165.7	164.5

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.14	$0.08	$0.24	$0.13
Diluted	$0.14	$0.08	$0.23	$0.13

Stock options to purchase approximately 0.4 million shares and 3.3 million shares were excluded from the computation of diluted earnings per share in the three months ended June 30, 2010 and 2009, respectively, and approximately 0.4 million shares and 3.5 million shares were excluded from the computation of diluted earnings per share in the six months ended June 30, 2010 and 2009, respectively, because the exercise price of the stock options exceeded the average market price of the Company’s common stock and, as a result, would have had an anti-dilutive effect.

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

The Company measures the following financial assets and liabilities at fair value on a recurring basis. The fair value of these financial assets and liabilities was determined using the following inputs at June 30, 2010 (in millions):

		Quoted Prices in Active Markets Available	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$93.1	$93.1	$—	$—
Embedded Derivatives in Purchases and Delivery Contracts	0.3	—	0.3	—
Total assets recorded at fair value	$93.4	$93.1	$0.3	$—

Liabilities:
Interest rate swap	$3.7	$—	$3.7	$—
Embedded derivatives in purchase and delivery contracts	4.1	—	4.1	—
Foreign exchange contracts	1.3	—	1.3	—
Total liabilities recorded at fair value	$9.1	$—	$9.1	$—

The Company’s financial instruments consist primarily of cash equivalents, derivative instruments consisting of forward contracts, options and an interest rate swap, accounts receivable, short-term borrowings, accounts payable and long-term debt. The carrying amounts of the Company’s cash equivalents, accounts receivable, short-term borrowings and accounts payable approximate fair value due to their short-term nature. Derivative assets and liabilities are measured at fair value on a recurring basis. The fair value of derivative instruments is based on quotes received from third party banks. These values represent the estimated amount the Company would receive or pay to terminate the agreements taking into consideration current foreign exchange or interest rates, as well as the creditworthiness of the counterparty. The Company’s long-term debt consists primarily of variable rate arrangements with interest rates that reset every three months and, as a result, reflect current interest rates. Consequently, the carrying value of the Company’s long-term debt approximates fair value.

6.              Inventories

Inventories consisted of the following as of June 30, 2010 and December 31, 2009 (in millions):

	June 30, 2010	December 31, 2009
Raw materials	$115.2	$108.8
Work-in-process	149.6	134.6
Demonstration units	40.7	41.3
Finished goods	119.0	138.1
Inventories	$424.5	$422.8

The Company reduces the carrying value of its demonstration inventories for differences between its cost and estimated net realizable value through a charge to cost of revenue that is based on a number of factors including the age of the unit, the physical condition of the unit and an assessment of technological obsolescence. Amounts recorded in cost of product revenue related to the write-down of demonstration units to net realizable value were $5.6 million and $6.1 million for the three months ended June 30, 2010 and 2009, respectively and $11.2 million and $11.9 million for the six months ended June 30, 2010 and 2009, respectively.

Finished goods include in-transit systems that have been shipped to the Company’s customers but have not yet been installed and accepted by the customer. As of June 30, 2010 and December 31, 2009, inventory-in-transit was $57.7 million and $80.8 million, respectively.

7.              Goodwill and Other Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for the six months ended June 30, 2010 (in millions):

Balance at December 31, 2009	$47.5
Goodwill acquired during the period	22.3
Foreign currency impact	(3.6)
Balance at June 30, 2010	$66.2

Goodwill is not amortized, instead, goodwill is tested for impairment on a reporting unit basis annually, or on an interim basis when events or changes in circumstances warrant. The Company performed its annual test for impairment as of December 31, 2009 and determined that goodwill and other intangible assets were not impaired at that time. The Company did not identify any indicators of impairment during the six month period ended June 30, 2010.

The following is a summary of other intangible assets subject to amortization at June 30, 2010 and December 31, 2009 (in millions):

	June 30, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology and related patents	$19.4	$(11.4)	$8.0	$14.4	$(10.7)	$3.7
Customer relationships	5.9	(1.4)	4.5	2.0	(0.9)	1.1
Trade names	0.7	(0.3)	0.4	0.4	(0.3)	0.1
Intangible assets subject to amortization, net	$26.0	$(13.1)	$12.9	$16.8	$(11.9)	$4.9

For the three months ended June 30, 2010 and 2009, the Company recorded amortization expense of $0.7 million and $0.5 million, respectively, related to intangible assets subject to amortization. For the six months ended June 30, 2010 and 2009, the Company recorded amortization expense of $1.2 million and $0.9 million, respectively, related to intangible assets subject to amortization.

8.              Debt

At June 30, 2010 and December 31, 2009, the Company’s debt obligations consisted of the following (in millions):

	June 30,	December 31,
	2010	2009
US Dollar term loan under the Credit Agreement	$121.9	$131.3

Euro bank loans at fixed rate of 2.95%, collateralized by land and buildings of Bruker Daltonik GmbH, quarterly principal payments and monthly interest payments due and payable through 2010	—	0.3

Capital lease obligations	4.8	6.0
Total long-term debt	126.7	137.6
Current portion of long-term debt	(25.1)	(21.9)
Total long-term debt, less current portion	$101.6	$115.7

In 2008, the Company entered into a credit agreement with a syndication of lenders (the “Credit Agreement”) which provides for a revolving credit line with a maximum commitment of $230.0 million and a term facility of $150.0 million. The outstanding principal and interest under the term loan is payable in quarterly installments through December 2012. Borrowings under the Credit Agreement bear interest, at the Company’s option, at either (i) the higher of the prime rate or the federal funds rate plus 0.50%, or (ii) adjusted LIBOR, plus margins ranging from 0.40% to 1.25% and a facility fee ranging from 0.10% to 0.20%. As of June 30, 2010, the weighted average interest rate of borrowings under the term facility of the Credit Agreement was approximately 2.7%.

Borrowings under the Credit Agreement are secured by the pledge to the banks of 100% of the capital stock of each of the Company’s wholly-owned domestic subsidiaries and 65% of the capital stock of certain of the Company’s direct or indirect wholly-owned foreign subsidiaries. The Credit Agreement also requires the Company to maintain certain financial ratios related to leverage ratios and interest coverage ratios as defined in the Credit Agreement. In addition to the financial ratios, the

Credit Agreement restricts, among other things, the Company’s ability to do the following: make certain payments; incur additional debt; incur certain liens; make certain investments, including derivative agreements; merge, consolidate, sell or transfer all or substantially all of the Company’s assets; and enter into certain transactions with affiliates. As of June 30, 2010, the latest measurement date, the Company was in compliance with the covenants under the Credit Agreement.

In addition to its long-term arrangements, the Company had the following amounts outstanding under revolving loan arrangements:

	June 30,	December 31,
	2010	2009
Revolving loans under the Credit Agreement	$—	$—
Other revolving loans	—	0.1
Total short-term borrowings	$—	$0.1

The following is a summary of the maximum commitments and net amounts available to the Company under revolving loans as of June 30, 2010 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
Credit Agreement	—%	$230.0	$—	$1.4	$228.6
Other revolving loans	—%	90.7	—	76.5	14.2
Total revolving loans		$320.7	$—	$77.9	$242.8

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

9.              Derivative Instruments and Hedging Activities

Interest Rate Risks

The Company’s exposure to interest rate risk relates primarily to outstanding variable rate debt and adverse movements in the related short-term market rates. The most significant component of the Company’s interest rate risk relates to amounts outstanding under the Credit Agreement. In April 2008, the Company entered into an interest rate swap arrangement to manage its exposure to interest rate movements and the related effect on its variable rate debt. Under this interest rate swap arrangement, the Company will pay a fixed rate of approximately 3.8% and receive a variable rate based on three month LIBOR. The initial notional amount of this interest rate swap was $90.0 million and it amortizes in proportion to the term debt component of the Credit Agreement through December 2012. At June 30, 2010, the notional amount of this interest rate swap was $73.1 million. The Company concluded that this swap met the criteria to qualify as an effective hedge of the variability of cash flows of the interest payments and accounts for the interest rate swap as a cash flow hedge. Accordingly, the Company reflects changes in the fair value of the effective portion of this interest rate swap in accumulated other comprehensive income, a component of shareholders’ equity. As of June 30, 2010 and December 31, 2009, the Company recorded a liability of $3.7 million and $3.5 million, respectively, related to the fair value of the interest rate swap that is recorded in other current liabilities in the consolidated balance sheets. Amounts recorded in accumulated other comprehensive income (loss) are reclassified to interest and other income (expense), net in the consolidated statement of operations when either the forecasted transaction occurs or it becomes probable that the forecasted transaction will not occur. The Company expects $2.2 million of the accumulated loss to be reclassified into earnings over the next twelve months.

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

The Company periodically enters into foreign currency contracts, primarily forward and option contracts, to minimize the volatility that fluctuations in currency exchange rates have on the Company’s cash flows related to purchases and sales denominated in foreign currencies. Under these arrangements, the Company typically agrees to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates with maturities of less than two years. These transactions do not qualify for hedge accounting and, accordingly, the instrument is recorded at fair value with the corresponding gains and losses recorded in interest and other income (expense), net in the consolidated statements of operations. At June 30, 2010, and December 31, 2009, the following foreign currency contracts were outstanding:

		Notional Amount
Buy	Sell	June 30, 2010	December 31, 2009
Euro	U.S. Dollars	$20.8	$5.5
Swiss Francs	U.S. Dollars	12.6	13.1
Japanese Yen	Euro	0.1	—
U.S. Dollars	Euro	—	6.7
		$33.5	$25.3

In addition, the Company periodically enters into purchase and sales contracts denominated in currencies other than the functional currency of the parties to the transaction. The Company accounts for these transactions separately valuing the “embedded derivative” component of these contracts. The contracts, denominated in currencies other than the functional currency of the transacting parties, amounted to $35.8 million for the delivery of products and $0.2 million for the purchase of products at June 30, 2010 and $30.4 million for the delivery of products and $0.2 million for the purchase of products at December 31, 2009. The changes in the fair value of these embedded derivatives are recorded in interest and other income (expense), net in the consolidated statements of operations.

The fair value of the foreign exchange derivative instruments described above is recorded in our consolidated balance sheets for the periods ended June 30, 2010 and December 31, 2009 as follows (in millions):

		Fair Value
	Balance Sheet Location	June 30, 2010	December 31, 2009
Derivative assets:
Embedded derivatives in purchase and delivery contracts	Other current assets	$0.3	$—
Foreign exchange contracts	Other current assets	—	—

Derivative liabilities:
Interest rate swap contract	Other current liabilities	$3.7	$3.5
Embedded derivatives in purchase and delivery contracts	Other current liabilities	4.1	1.5
Foreign exchange contracts	Other current liabilities	1.3	—

The losses recognized in other comprehensive income related to the effective portion of the interest rate swap designated as a hedging instrument for the three and six months ended June 30, 2010 and 2009 are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest rate swap contract	$(0.6)	$0.5	$(1.5)	$0.1

The losses related to the effective portion of the interest rate swap designated as a hedging instrument that were reclassified from other comprehensive income and recognized in net income for the three and six months ended June 30, 2010 and 2009 are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest rate swap contract	$(0.7)	$(0.6)	$(1.4)	$(1.1)

The Company did not recognize any amounts related to ineffectiveness in the results of operations for the three and six months ended June 30, 2010 and 2009.

The impact on net income of changes in the fair value of derivative instruments not designated as hedging instruments for the three and six months ended June 30, 2010 and 2009 are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Foreign exchange contracts	$(1.1)	$(0.3)	$(1.3)	$—
Embedded derivatives in purchase and delivery contracts	(1.6)	(1.0)	(2.3)	0.6
Income (expense), net	$(2.7)	$(1.3)	$(3.6)	$0.6

The amounts recorded in the results of operations related to derivative instruments not designated as hedging instruments are recorded in interest and other income (expense), net.

10.       Other Charges (Credits), Net

The components of other charges (credits), net, were as follows for the three and six months ended June 30, 2010 and 2009 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Acquisition-related charges	$0.4	$0.4	$0.7	$0.8
Transition-related charges incurred in connection with acquired businesses	0.5	—	0.5	—
Loss on divestiture of businesses	1.0	—	1.0	—
Restructuring charges (Note 11)	—	—	0.2	—
Impairment charges (Note 12)	—	0.7	—	0.7
Gain on bargain purchase (Note 2)	—	(2.1)	—	(2.1)
Other charges (credits), net	$1.9	$(1.0)	$2.4	$(0.6)

11.       Restructuring Charges

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

	Total	Severance
Balance at December 31, 2009	$—	$—
Restructuring charges	0.2	0.2
Cash payments	—	—
Foreign currency impact	—	—
Balance at June 30, 2010	$0.2	$0.2

12.       Impairment Charges

In the second quarter of 2009, the Company recorded an impairment charge of $0.7 million, which consisted of certain fixed assets used in the production of certain superconducting wire. The impairment loss was recorded because the Company determined that the carrying value of the assets exceeded their fair value based on the estimated undiscounted operating cash flows generated by those assets. The impairment charge was allocated to the Energy & Supercon Technologies segment and has been recorded as a component of other charges (credits), net in the unaudited condensed consolidated statements of operations.

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

The net periodic pension cost consists of the following components for the three and six months ended June 30, 2010 and 2009 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Components of net periodic benefit costs:
Service cost	$1.1	$1.1	$2.0	$2.0
Interest cost	1.3	1.0	2.5	2.0
Expected return on plan assets	(0.9)	(1.0)	(1.8)	(1.9)
Amortization of prior service costs	0.2	—	0.5	—
Net periodic benefit costs	$1.7	$1.1	$3.2	$2.1

The Company made contributions of $1.3 million to its defined benefit plans during the six months ended June 30, 2010 and estimates contributions of $1.3 million will be made during the remainder of 2010.

14.       Interest and Other Income (Expense), Net

The components of interest and other income (expense), net, were as follows for the three and six months ended June 30, 2010 and 2009 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest income	$0.2	$0.4	$0.3	$0.8
Interest expense	(1.3)	(2.1)	(2.8)	(4.4)
Exchange gains (losses) on foreign currency transactions	(2.4)	(0.7)	(1.9)	0.6
Other	(0.7)	(0.5)	(0.1)	0.2
Interest and other income (expense), net	$(4.2)	$(2.9)	$(4.5)	$(2.8)

15.       Provision for Income Taxes

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

The income tax provision for the three months ended June 30, 2010 and 2009 was $10.8 million and $4.6 million, respectively, representing effective tax rates of 32.0% and 26.6%, respectively. The income tax provision for the six months ended June 30, 2010 and 2009 was $21.4 million and $10.4 million, respectively, representing effective tax rates of 35.5% and 32.8%, respectively. The Company’s effective tax rate generally reflects the tax provision (benefit) for non-U.S. entities only, since no benefit was recognized for cumulative losses incurred in the U.S. A full valuation allowance will be maintained against all U.S. deferred tax assets, including U.S. net operating losses and tax credits, until evidence exists that it is more likely than not that the loss carryforward and credit amounts will be utilized to offset U.S. taxable income. The Company’s tax rate may change over time as the amount or mix of income and taxes outside the U.S. changes. The effective tax rate is calculated using projected annual pre-tax income or loss and is affected by research and development tax credits, the expected level of other tax benefits, the impact of changes to the valuation allowance, and changes in the mix of the Company’s pre-tax income and losses among jurisdictions with varying statutory tax rates and credits.

The Company has unrecognized tax benefits of approximately $24.3 million as of June 30, 2010, of which $15.9 million, if recognized, would result in a reduction of the Company’s effective tax rate. The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes. As of June 30, 2010 and December 31, 2009, approximately $4.3 million and $3.8 million, respectively, of accrued interest and penalties related to uncertain tax positions was included in other current liabilities on the unaudited condensed consolidated balance sheets. Penalties and interest related to unrecognized tax benefits in the provision for income taxes of $0.3 million and $0.2 million were recorded during the three months ended June 30, 2010 and 2009, respectively, and $0.5 million and $0.4 million were recorded during the six months ended June 30, 2010 and 2009, respectively.

The Company files returns in many foreign and state jurisdictions with varying statutes of limitations, but considers its significant tax jurisdictions to include the United States, Germany and Switzerland. The tax years 2003 to 2009 are open tax years in these major taxing jurisdictions. One of the Company’s Swiss entities is currently being audited for the tax years 2003 through 2006 and the audit is expected to be completed during 2010. In addition, a majority of the Company’s German subsidiaries are under tax audit for the years 2003 through 2008. The Company cannot reasonably predict the timing or outcome of these audits.

16.       Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) refers to revenues, expenses, gains and losses that under GAAP are included in other comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to shareholders’ equity, net of tax. The following is a summary of comprehensive income (loss) for the three and six months ended June 30, 2010 and 2009 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Consolidated net income	$22.9	$12.7	$38.9	$21.3
Foreign currency translation adjustments	(30.7)	22.7	(50.7)	(3.7)
Unrealized gains (losses) on interest rate swap:
Unrealized holding gains (losses) arising during the period	(0.6)	0.5	(1.5)	0.1
Less reclassification adjustments for settlements included in the determination of net income (loss)	0.7	0.6	1.4	1.1
Pension liability adjustments	0.3	—	0.4	1.0
Total comprehensive income (loss)	(7.4)	36.5	(11.5)	19.8
Less: Comprehensive income (loss) attributable to noncontrolling interests	0.3	(0.2)	0.2	—
Comprehensive income (loss) attributable to Bruker Corporation	$(7.7)	$36.7	$(11.7)	$19.8

17.       Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests for the three months ended June 30, 2010 and 2009 was $0.3 million and $(0.2) million, respectively. Net income (loss) attributable to noncontrolling interests for the six months ended June 30, 2010 and 2009 was $0.2 million and $0.0 million, respectively. The net income (loss) attributable to noncontrolling interests represents the minority shareholders’ proportionate share of the net loss recorded by five majority-owned indirect subsidiaries, Bruker Baltic Ltd., Bruker Labmate Pvt. Ltd., InCoaTec GmbH and Perch Solutions OY, which are included in the Scientific Instruments segment, and RI Research Instruments GmbH, which is included in the Energy & Supercon Technologies segment.

In the second quarter of 2010, the Company sold its ownership interest in Bruker Baltic Ltd. to one of its minority shareholders as part of its efforts to consolidate production. In addition, the Company made a payment of $0.1 million to the minority shareholders of RI Research Instruments GmbH during the second quarter of 2010.

18.       Commitments and Contingencies

Legal

Lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. The Company believes the outcome of these proceedings, if any, will not have a material impact on the Company’s financial position or results of operations. As of June 30, 2010 and December 31, 2009, no accruals have been recorded for such potential contingencies.

Letters of Credit and Guarantees

At June 30, 2010 and December 31, 2009, the Company had bank guarantees of $77.9 million and $87.0 million, respectively, for its customer advances. These arrangements guarantee the refund of advance payments received from customers in the event that the merchandise is not delivered in compliance with the terms of the contract. Certain of these guarantees affect the availability of the Company’s lines of credit.

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

Management evaluates segment operating performance and allocates resources based on operating income (loss). The Company uses this measure because it helps provide an understanding of our core operating results. Selected business segment information is presented below for the three and six months ended June 30, 2010 and 2009 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Scientific Instruments	$284.9	$241.3	$545.2	$464.9
Energy & Supercon Technologies	18.1	13.7	38.8	21.8
Eliminations (a)	(2.1)	(2.5)	(5.4)	(3.7)
Total revenue	$300.9	$252.5	$578.6	$483.0

Operating Income (Loss):
Scientific Instruments	$40.4	$20.4	$68.1	$36.5
Energy & Supercon Technologies	(1.7)	(0.7)	(2.2)	(3.1)
Corporate, eliminations and other (b)	(0.8)	0.5	(1.1)	1.1
Total operating income	$37.9	$20.2	$64.8	$34.5

(a) Represents product and service revenue between reportable segments.

(b) Represents corporate costs and eliminations not allocated to the reportable segments.

Total assets by segment as of June 30, 2010 and December 31, 2009 are as follows (in millions):

	June 30,	December 31,
	2010	2009
Assets:
Scientific Instruments	$1,120.4	$1,139.7
Energy & Supercon Technologies	59.6	70.3
Eliminations and other (a)	(39.5)	(38.0)
Total assets	$1,140.5	$1,172.0

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

•                  Results of operations. This section provides our analysis of the significant line items on our unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009.

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

On May 19, 2010, we completed our acquisition of three former Varian product lines which Agilent divested in connection with obtaining regulatory approval for its May 14, 2010 acquisition of Varian. The Company acquired certain assets and assumed certain liabilities in Varian’s inductively coupled plasma mass spectrometry instruments business, laboratory gas chromatography instruments business, and gas chromatography triple-quadrupole mass spectrometry instruments business (collectively, the “chemical analysis business”). The chemical analysis business complements our existing mass spectrometry products and expands our offerings to industrial and applied markets and provides opportunities to supply customers with equipment packages that have a broader range of applications and value.

We are organized into five operating segments, representing each of our five divisions: Bruker AXS, Bruker BioSpin, Bruker Daltonics, Bruker Optics and Bruker Energy & Supercon Technologies. Bruker AXS is in the business of manufacturing and distributing advanced X-ray, spark-optical emission spectroscopy and atomic force microscopy instrumentation used in non-destructive molecular and elemental analysis. Bruker BioSpin is in the business of manufacturing and distributing enabling life science tools based on magnetic resonance technology. Bruker Daltonics is in the business of manufacturing and distributing mass spectrometry instruments that can be integrated and used along with other analytical instruments, as well as our CBRNE detection products. Bruker Optics is in the business of manufacturing and distributing research, analytical and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy technologies. Bruker Energy & Supercon Technologies is in the business of developing and producing superconductivity-based materials and superconductivity-enabled devices.

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

•                  Energy & Supercon Technologies.  The operations of this segment include the development and marketing of superconducting and non-superconducting materials and devices for growing markets in renewable energy, energy infrastructure, healthcare and “big science” research. This segment supplies low temperature superconductors for use in magnetic resonance imaging and nuclear magnetic resonance systems, fusion energy research and other applications, as well as high temperature superconductors which are primarily used in fusion energy research. This segment also provides superconductivity-enabled devices, such as magnets, accelerator cavities and modules, radio frequency power couplers and linear accelerators, primarily for use in fusion research and other scientific applications. In addition, this segment has a number of devices and materials under development, including superconducting crystal growth magnets for photovoltaic and semiconductor applications, inductive superconducting fault current limiters for energy infrastructure applications and high temperature superconductors for compact high-power wind turbine generators and other applications. Typical customers of the Energy & Supercon Technologies segment include manufacturers of medical technology and life science analytics tools and universities and dedicated research facilities in the fields of material sciences, energy, biotechnology and proteomics, among others.

Financial Overview

For the three months ended June 30, 2010, our revenue increased by $48.4 million, or 19.2%, to $300.9 million, compared to $252.5 million for the comparable period in 2009. Included in this change in revenue is a decrease of approximately $5.9 million from the impact of foreign exchange due to the strengthening of the U.S. Dollar versus the Euro and other foreign currencies and an increase of approximately $3.7 million attributable to acquisition. Excluding the effect of foreign exchange and acquisition, revenue increased by $50.6 million, or 20.0%. The increase in revenue on an adjusted basis is attributable to both the Scientific Instruments segment, which increased by $44.5 million, or 18.4%, and the Energy & Supercon Technologies segment, which increased by $5.6 million, or 40.9%. Revenue in the Scientific Instruments segment reflects an increase in sales of all of our core technologies, particularly in magnetic resonance, X-ray and mass spectrometry. Revenues in the Energy & Supercon Technologies segment increased due to higher demand for low temperature superconducting wire.

For the six months ended June 30, 2010, our revenue increased by $95.6 million, or 19.8%, to $578.6 million, compared to $483.0 million for the comparable period in 2009. Included in this change in revenue is an increase of approximately $12.8 million from the impact of foreign exchange due to the weakening of the U.S. Dollar versus the Euro and other foreign currencies and $10.5 million attributable to acquisition. Excluding the effect of foreign exchange and acquisition, revenue increased by $72.3 million, or 15.0%. The increase in revenue on an adjusted basis is attributable to both the Scientific Instruments segment, which increased by $63.7 million, or 13.7%, and the Energy & Supercon Technologies segment, which increased by $10.3 million, or 47.2%. Revenue in the Scientific Instruments segment reflects an increase in sales of all of our core technologies, particularly in magnetic resonance, X-ray and mass spectrometry. Revenues in the Energy & Supercon Technologies segment increased due to higher demand for low temperature superconducting wire.

The mix of products sold in the Scientific Instruments segment in the three and six months ended June 30, 2010 reflects increased demand from academic, government and industrial customers. We attribute the increase in sales of magnetic resonance and mass spectrometry products and spending by academic and government customers to our new product introductions over the last twelve to eighteen months and to stimulus packages implemented by governments of various countries, including the U.S., Germany, Japan and China. The improvement in revenues from our industrial customers continues to reflect an ongoing improvement in these markets. We remain optimistic that the industrial markets we serve will continue to improve but we will continue to monitor the recovery in these markets. We are also monitoring the developments in academic and government research budgets, primarily in Europe. While many European governments have announced their intentions to reduce overall spending, we believe that funding for the majority of our products and markets will remain stable, or grow in some cases, in most of our key European markets.

Income from operations for the three months ended June 30, 2010 was $37.9 million, resulting in an operating margin of 12.6%, compared to income from operations of $20.2 million, resulting in an operating margin of 8.0%, for the comparable period in 2009. The increase in operating margin is primarily the result of the higher revenue described above and the corresponding improvement in our gross profit margins. Our gross profit margin for the second quarter of 2010 was 45.1%, compared with 44.0% for the comparable period in 2009. Higher gross profit margins resulted primarily from changes in product mix, specifically an increase in revenues from high-end instrumentation, including our newly introduced products which were designed to carry higher gross margins than our previous generations of products and the weakening of the Euro, which favorably impacts our gross profit margins as a majority of our production is performed in Europe. The increase in revenue allowed us to better utilize our production facilities and leverage our fixed production costs. The increase in revenue also allowed us to leverage our selling, general and administrative costs and our research and development costs, which decreased to 31.6% of revenue for the three months ended June 30, 2010 compared with 36.2% of revenue for the comparable period of 2009.

Income from operations for the six months ended June 30, 2010 was $64.8 million, resulting in an operating margin of 11.2%, compared to income from operations of $34.5 million, resulting in an operating margin of 7.1%, for the comparable period in 2009. The increase in operating margin is primarily the result of higher revenue described above and the corresponding improvement in our gross profit margins. Our gross profit margin as a percentage of revenue was 45.3% for the first half of 2010 and 44.3% for the comparable period in 2009. Higher gross profit margins resulted primarily from changes in product mix, specifically an increase in revenues from high-end instrumentation, including our newly introduced products which were designed to carry higher gross margins than our previous generations of products. The increase in revenue allowed us to better utilize our production facilities and leverage our fixed production costs. The increase in revenue also allowed us to leverage our selling, general and administrative costs and our research and development costs, which decreased to 33.5% of revenue for the six months ended June 30, 2010 compared with 37.1% of revenue for the comparable period of 2009.

We incurred approximately $2.8 million of interest expense during the six months ended June 30, 2010 compared to $4.4 million for the comparable period in 2009. Of the total interest expense incurred in the first half of 2010, approximately $2.4 million related to a credit facility that we entered into during the first quarter of 2008. We initially borrowed $351.0 million under this credit facility in order to finance the acquisition of Bruker BioSpin. In the first half of 2010, we repaid approximately $9.4 million of the amounts outstanding under this credit agreement and, from the inception of this agreement, we have reduced the net amount outstanding by approximately $229.1 million.

Our effective tax rate for the three months ended June 30, 2010 was 32.0%, compared to 26.6% for the comparable period in 2009. Our effective tax rate for the six months ended June 30, 2010 was 35.5%, compared to 32.8% for the comparable period in 2009. The change in our effective tax rate relates primarily to the amount and mix of income and taxes outside the U.S. because we are not able to record a tax benefit on losses incurred in the U.S.

Our net income attributable to the shareholders of Bruker Corporation for the three months ended June 30, 2010 was $22.6 million, or $0.14 per diluted share, compared to $12.9 million, or $0.08 per diluted share, for the comparable period in 2009. Our net income attributable to the shareholders of Bruker Corporation for the six months ended June 30, 2010 was $38.7 million, or $0.23 per diluted share, compared to $21.3 million, or $0.13 per diluted share, for the comparable period in 2009.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 compared to the Three Months Ended June 30, 2009

Consolidated Results

The following table presents our results for the three months ended June 30, 2010 and 2009 (dollars in millions, except per share data):

	Three Months Ended
	June 30,
	2010	2009
Product revenue	$267.0	$222.9
Service revenue	32.5	28.3
Other revenue	1.4	1.3
Total revenue	300.9	252.5

Cost of product revenue	149.1	125.2
Cost of service revenue	16.1	16.1
Total cost of revenue	165.2	141.3
Gross profit	135.7	111.2

Operating expenses:
Selling, general and administrative	64.0	60.4
Research and development	31.2	31.1
Amortization of acquisition-related intangible assets	0.7	0.5
Other charges (credits), net	1.9	(1.0)
Total operating expenses	97.8	91.0
Operating income	37.9	20.2

Interest and other income (expense), net	(4.2)	(2.9)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	33.7	17.3
Income tax provision	10.8	4.6
Consolidated net income	22.9	12.7
Net income (loss) attributable to noncontrolling interest in consolidated subsidiaries	0.3	(0.2)
Net income attributable to Bruker Corporation	$22.6	$12.9

Net income per common share attributable to Bruker Corporation shareholders:
Basic and diluted	$0.14	$0.08

Weighted average common shares outstanding:
Basic	164.3	163.3
Diluted	165.8	164.7

Revenue

For the three months ended June 30, 2010, our revenue increased by $48.4 million, or 19.2%, to $300.9 million, compared to $252.5 million for the comparable period in 2009. Included in this change in revenue is a decrease of approximately $5.9 million from the impact of foreign exchange due to the strengthening of the U.S. Dollar versus the Euro and other foreign currencies and an increase of approximately $3.7 million attributable to acquisition. Excluding the effect of foreign exchange and acquisition, revenue increased by $50.6 million, or 20.0%. The increase in revenue on an adjusted basis is attributable to both the Scientific Instruments segment, which increased by $44.5 million, or 18.4%, and the Energy & Supercon Technologies segment, which increased by $5.6 million, or 40.9%. Revenue in the Scientific Instruments segment reflects an increase in sales of all of our core technologies, particularly in magnetic resonance, X-ray and mass spectrometry. Revenues in the Energy & Supercon Technologies segment increased due to higher demand for low temperature superconducting wire.

The mix of products sold in the Scientific Instruments segment reflects increased demand from academic, government and industrial customers. We attribute the increase in sales of magnetic resonance and mass spectrometry products and spending by academic and government customers to our new product introductions over the last twelve to eighteen months and to stimulus packages implemented by governments of various countries, including the U.S., Germany, Japan and China. The improvement in revenues from our industrial customers continues to reflect an ongoing improvement in these markets. We remain optimistic that the industrial markets we serve will continue to improve but we will continue to monitor the recovery in these markets. We are also monitoring academic and government research budgets, primarily in Europe. While many European governments have announced their intentions to reduce overall spending, we believe that funding for the majority of our products and markets will remain stable, or grow in some cases, in most of our key European markets.

Cost of Revenue

Our cost of product and service revenue for the three months ended June 30, 2010, was $165.2 million, resulting in a gross profit margin of 45.1%, compared to cost of product and service revenue of $141.3 million, resulting in a gross profit margin of 44.0%, for the comparable period in 2009. Higher gross profit margins resulted primarily from changes in product mix, specifically an increase in revenues from high-end instrumentation, including our newly introduced products which were designed to carry higher gross margins than our previous generations of products and the weakening of the Euro, which favorably impacts our gross profit margins as a majority of our production is performed in Europe. The increase in revenue also allowed us to better utilize our production facilities and leverage our fixed production costs. We also reduced production costs through various cost saving initiatives.

Selling, General and Administrative

Our selling, general and administrative expense for the three months ended June 30, 2010 increased to $64.0 million, or 21.3% of revenue, from $60.4 million, or 23.9% of revenue, for the comparable period in 2009. The increase in selling, general and administrative expense is attributable to increases in headcount in support of our revenue growth and acquisitions. Increases in selling, general and administrative expenses were offset, in part, by changes in foreign currency exchange rates, primarily the Euro.

Research and Development

Our research and development expense for the three months ended June 30, 2010 increased to $31.2 million, or 10.4% of revenue, and was essentially flat compared with research and development expense of $31.1 million, or 12.3% of revenue, for the comparable period in 2009. Research and development expenses increased in the second quarter of 2010 compared with the second quarter of 2009 as a result of increases in headcount in support of new product development and acquisitions; however, these increases were offset by changes in foreign currency exchange rates, primarily the Euro, as the majority of our research and development is preformed in Europe.

Amortization of Acquisition-Related Intangible Assets

Our amortization expense from acquisition-related intangible assets was $0.7 million for the three months ended June 30, 2010 compared with $0.5 million for the comparable period in 2009. The increase in amortization expense relates to intangible assets acquired in connection with the chemical analysis business from Agilent.

Other Charges (Credits), Net

Other charges (credits), net of $1.9 million in the second quarter of 2010 related entirely to the Scientific Instruments segment and include a loss of $1.0 million associated with the sale of our investment in Bruker Baltic Ltd., a manufacturing site located in Riga, Latvia that was engaged in the production of certain components used in our X-ray product lines. We divested this business as part of our broader corporate strategy of reducing costs and consolidating critical production and know-how in certain key production sites. In addition, other charges (credits), net in the second quarter of 2010 includes $0.5 million of transition-related costs and $0.4 million of acquisition-related costs incurred in connection with our acquisition of the chemical analysis business from Agilent.

Acquisition-related credits of $(1.0) million in the second quarter of 2009 relate entirely to the Energy and Supercon Technologies segment and include a bargain purchase gain of $2.1 million recorded in connection with the acquisition of the research instruments business from Varian Medical Systems, Inc. offset, in part, by $0.4 million of transaction costs incurred in connection with the acquisition of the research instruments business and $0.7 million of impairment charges associated with certain fixed assets used in the production of certain superconducting wire.

Interest and Other Income (Expense), Net

Interest and other income (expense), net during the three months ended June 30, 2010 was $(4.2) million, compared to $(2.9) million for the comparable period of 2009.

During the three months ended June 30, 2010, the major components within interest and other income (expense), net were realized and unrealized losses on foreign currency transactions of $2.4 million and net interest expense of $1.1 million. During the three months ended June 30, 2009, the major component within interest and other income (expense), net, were net interest expense of $1.7 million and realized and unrealized losses on foreign currency transactions of $0.7 million.

The decrease in interest expense is a function of lower outstanding debt, as we reduced our total debt by $11.0 million in the first half of 2010. Losses on foreign currency exchange rates in the second quarter of 2010 were primarily a function of changes in exchange rates between the Euro and the Swiss Franc.

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

The income tax provision for the three months ended June 30, 2010, was $10.8 million compared to $4.6 million for the three months ended June 30, 2009, representing effective tax rates of 32.0% and 26.6%, respectively. This change in our effective tax rate relates primarily to the amount and mix of income and taxes outside of the U.S.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests for the three months ended June 30, 2010 was $0.3 million compared to $(0.2) million for the comparable period of 2009. Net income (loss) attributable to noncontrolling interests represents the minority shareholders’ proportionate share of the net income (loss) recorded by five majority-owned indirect subsidiaries, Bruker Baltic Ltd., Bruker Labmate Pvt. Ltd., InCoaTec GmbH and Perch Solutions OY, which are included in the Scientific Instruments segment, and RI Research Instruments GmbH, which is included in the Energy & Supercon Technologies segment.

Net Income Attributable to Bruker Corporation

Our net income for the three months ended June 30, 2010, was $22.6 million, or $0.14 per diluted share, compared to $12.9 million, or $0.08 per diluted share for the comparable period in 2009.

Segment Results

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment for the three months ended June 30, 2010 and 2009 (dollars in millions):

	Three Months Ended June 30,		Dollar	Percentage
	2010	2009	Change	Change
Scientific Instruments	$284.9	$241.3	$43.6	18.1%
Energy & Supercon Technologies	18.1	13.7	4.4	32.1%
Eliminations (a)	(2.1)	(2.5)	0.4
	$300.9	$252.5	$48.4	19.2%

(a) Represents product and service revenue between reportable segments.

Scientific Instruments Segment Revenues

Scientific Instruments segment revenue increased by $43.6 million, or 18.1%, to $284.9 million for the three months ended June 30, 2010, compared to $241.3 million for the comparable period in 2009. Included in this change in revenue is a decrease of approximately $4.6 million from the impact of foreign exchange due to the strengthening of the U.S. Dollar versus the Euro and other foreign currencies and an increase of approximately $3.7 million attributable to acquisition. Excluding the effect of foreign exchange and acquisition, revenue increased by $44.5 million, or 18.4%. The increase in revenue, excluding the effect of foreign exchange and acquisition, reflects an increase in sales of all of our core technologies, particularly in magnetic resonance, X-ray and mass spectrometry. The mix of products sold in the Scientific Instruments segment reflects increased demand from academic, government and industrial customers. We attribute the increase in spending by academic and government customers to new product introductions over the last twelve to eighteen months and stimulus packages implemented by governments of various countries, including the U.S., Germany, Japan and China. We also continued to benefit from improvements in the industrial markets that we serve.

System revenue and aftermarket revenue as a percentage of total Scientific Instruments segment revenue were as follows during the three months ended June 30, 2010 and 2009 (dollars in millions):

	Three Months Ended June 30,
	2010		2009
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System revenue	$231.5	81.3%	$191.3	79.3%
Aftermarket revenue	53.4	18.7%	50.0	20.7%
Total revenue	$284.9	100.0%	$241.3	100.0%

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

Energy & Supercon Technologies Segment Revenues

Energy & Supercon Technologies segment revenue increased by $4.4 million, or 32.1%, to $18.1 million for the three months ended June 30, 2010, compared to $13.7 million for the comparable period in 2009. Included in this change in revenue is a decrease of approximately $1.2 million from the impact of foreign exchange. Excluding the effect of foreign exchange, revenue increased by 40.9%. The increase in revenue was the result of higher demand for low temperature superconducting wire.

System and wire revenue and aftermarket revenue as a percentage of total Energy & Supercon Technologies segment revenue were as follows during the three months ended June 30, 2010 and 2009 (dollars in millions):

	Three Months Ended June 30,
	2010		2009
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System and wire revenue	$17.6	97.2%	$13.3	97.1%
Aftermarket revenue	0.5	2.8%	0.4	2.9%
Total revenue	$18.1	100.0%	$13.7	100.0%

System and wire revenues in the Energy & Supercon Technologies segment include low and high temperature superconducting wire and superconducting devices, including magnets, linear accelerators and radio frequency cavities. Aftermarket revenues in the Energy & Supercon Technologies segment include accessory sales.

Income (Loss) from Operations

The following table presents income (loss) from operations and operating margins on revenue by reportable segment for the three months ended June 30, 2010 and 2009 (dollars in millions):

	Three Months Ended June 30,
	2010		2009
	Operating Income (Loss)	Percentage of Segment Revenue	Operating Income (Loss)	Percentage of Segment Revenue
Scientific Instruments	$40.4	14.2%	$20.4	8.5%
Energy & Supercon Technologies	(1.7)	(9.4)%	(0.7)	(5.1)%
Corporate, eliminations and other (a)	(0.8)		0.5
Total operating income	$37.9	12.6%	$20.2	8.0%

(a) Represents corporate costs and eliminations not allocated to the reportable segments.

Scientific Instruments segment income from operations for the three months ended June 30, 2010 was $40.4 million, resulting in an operating margin of 14.2%, compared to income from operations of $20.4 million, resulting in an operating margin of 8.5%, for the comparable period in 2009. Income from operations in the Scientific Instruments segment improved as a result of the higher revenues described above, an improvement in gross profit margins and a reduction in operating expenses as a percentage of revenue.

In the second quarter of 2010, gross profit margin as a percentage of revenue in the Scientific Instruments segment increased to 46.8% from 45.4% for the comparable period in 2009. Higher gross profit margins resulted primarily from changes in product mix, specifically an increase in revenues from high-end instrumentation, including our newly introduced products which were designed to carry higher gross margins than our previous generations of products and the weakening of the Euro, which favorably impacts our gross profit margins as a majority of our production is performed in Europe. The increase in revenue also allowed us to better utilize our production facilities and leverage our fixed production costs. We also reduced production costs through various cost saving initiatives.

In the second quarter of 2010, operating expenses, excluding other charges, in the Scientific Instruments increased to $91.1 million, or 32.0% of segment revenue, from $89.2 million, or 37.0% of segment revenue for the comparable period in 2009. This increase is a function of incremental investments in sales and marketing activities and research and development activities that we believe will generate future growth offset, in part, by changes in foreign currency exchange rates.

Energy & Supercon Technologies segment loss from operations for the three months ended June 30, 2010 was $1.7 million, resulting in an operating margin of (9.4)%, compared to a loss from operations of $0.7 million, resulting in an operating margin of (5.1)%, for the comparable period in 2009. The loss from operations in the second quarter of 2009 included a bargain purchase gain of $2.1 million recorded in connection with the acquisition of the research instruments business from Varian Medical Systems, offset, in part, by $0.4 million of transaction costs incurred in connection with the acquisition of the research instruments business and $0.7 million of impairment charges associated with certain fixed assets used in the production of certain superconducting wire. Excluding the effects of these net credits, the loss from operations in the second quarter of 2009 was $1.7 million, resulting in an operating margin of (12.4)%. The improvement in operating loss, excluding the net credit described above is a function of higher revenues and an improvement in gross margins.

Six Months Ended June 30, 2010 compared to the Six Months Ended June 30, 2009

Consolidated Results

The following table presents our results for the six months ended June 30, 2010 and 2009 (dollars in millions, except per share data):

	Six Months Ended
	June 30,
	2010	2009
Product revenue	$511.0	$425.1
Service revenue	64.0	55.2
Other revenue	3.6	2.7
Total revenue	578.6	483.0

Cost of product revenue	283.3	236.9
Cost of service revenue	33.3	32.2
Total cost of revenue	316.6	269.1
Gross profit	262.0	213.9

Operating expenses:
Selling, general and administrative	129.7	118.9
Research and development	64.0	60.2
Amortization of acquisition-related intangible assets	1.1	0.9
Other charges (credits), net	2.4	(0.6)
Total operating expenses	197.2	179.4
Operating income	64.8	34.5

Interest and other income (expense), net	(4.5)	(2.8)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	60.3	31.7
Income tax provision	21.4	10.4
Consolidated net income	38.9	21.3
Net income attributable to noncontrolling interest in consolidated subsidiaries	0.2	—
Net income attributable to Bruker Corporation	$38.7	$21.3

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.24	$0.13
Diluted	$0.23	$0.13

Weighted average common shares outstanding:
Basic	164.2	163.3
Diluted	165.7	164.5

Revenue

For the six months ended June 30, 2010, our revenue increased by $95.6 million, or 19.8%, to $578.6 million, compared to $483.0 million for the comparable period in 2009. Included in this change in revenue are increases of approximately $12.8 million from the impact of foreign exchange due to the weakening of the U.S. Dollar versus the Euro and other foreign currencies and $10.5 million attributable to acquisition. Excluding the effect of foreign exchange and acquisition, revenue increased by $72.3 million, or 15.0%. The increase in revenue on an adjusted basis is attributable to both the Scientific Instruments segment, which increased by $63.7 million, or 13.7%, and the Energy & Supercon Technologies segment, which increased by $10.3 million, or 47.2%. Revenue in the Scientific Instruments segment reflects an increase in sales of all of our core technologies, particularly in magnetic resonance, X-ray and mass spectrometry. Revenues in the Energy & Supercon Technologies segment increased due to higher demand for low temperature superconducting wire.

The mix of products sold in the Scientific Instruments segment reflects increased demand from academic, government and industrial customers. We attribute the increase in sales of magnetic resonance and mass spectrometry products and spending by academic and government customers to our new product introductions over the last twelve to eighteen months and to stimulus packages implemented by governments of various countries, including the U.S., Germany, Japan and China. The improvement in revenues from our industrial customers continues to reflect an ongoing improvement in these markets. We remain optimistic that the industrial markets we serve will continue to improve but we will continue to monitor the recovery in these markets. We are also monitoring the developments in academic and government research budgets, primarily in Europe. While many European governments have announced their intentions to reduce overall spending, we believe that funding for the majority of our products and markets will remain stable, or grow in some cases, in most of our key European markets.

Cost of Revenue

Our cost of product and service revenue for the six months ended June 30, 2010, was $316.6 million, resulting in a gross profit margin of 45.3%, compared to cost of product and service revenue of $269.1 million, resulting in a gross profit margin of 44.3%, for the comparable period in 2009. Higher gross profit margins resulted primarily from changes in product mix, specifically an increase in revenues from high-end instrumentation, including our newly introduced products which were designed to carry higher gross margins than our previous generations of products. The increase in revenue also allowed us to better utilize our production facilities and leverage our fixed production costs. We also reduced production costs through various cost saving initiatives.

Selling, General and Administrative

Our selling, general and administrative expense for the six months ended June 30, 2010 increased to $129.7 million, or 22.4% of revenue, from $118.9 million, or 24.6% of revenue, for the comparable period in 2009. The increase in selling, general and administrative expense is attributable to increases in headcount in support of our revenue growth and acquisitions. The increase in selling, general and administrative expense is also partly attributable to changes in foreign currency exchange rates, primarily the Euro.

Research and Development

Our research and development expense for the six months ended June 30, 2010 increased to $64.0 million, or 11.1% of revenue, from $60.2 million, or 12.5% of revenue, for the comparable period in 2009. We continue to make incremental investments in research and development projects that we believe will generate future growth. The increase in research and development expense is also partly attributable to changes in foreign currency exchange rates, primarily the Euro, as a majority of our research and development is performed in Europe.

Amortization of Acquisition-Related Intangible Assets

Our amortization expense from acquisition-related intangible assets was $1.1 million for the six months ended June 30, 2010 compared with $0.9 million for the comparable period in 2009. The increase in amortization expense relates to intangible assets acquired in connection with the chemical analysis business from Agilent.

Other Charges (Credits), Net

Other charges (credits), net of $2.4 million in the first half of 2010 related entirely to the Scientific Instruments segment and include a loss of $1.0 million associated with the sale of our investment in Bruker Baltic Ltd., a manufacturing site located in Riga, Latvia that was engaged in the production of certain components used in our X-ray product lines. In addition, we incurred $0.2 million of restructuring charges, which related primarily to severance incurred in connection with closing a production facility in Herzogenrath, Germany. We incurred the loss on our investment and the restructuring charges as part of our broader corporate strategy of reducing costs and consolidating critical production and know-how in certain key production sites. In addition, other charges (credits), net in the first half of 2010 includes $0.7 million of acquisition-related costs and $0.5 million of transition-related costs incurred in connection with our acquisition of the chemical analysis business from Agilent.

Acquisition-related credits of $(0.6) million in the first half of 2009 relate entirely to the Energy and Supercon Technologies segment and include a bargain purchase gain of $2.1 million recorded in connection with the acquisition of the research instruments business from Varian Medical Systems, offset, in part, by $0.8 million of transaction costs incurred in connection with the acquisition of the research instruments business and $0.7 million of impairment charges associated with certain fixed assets used in the production of certain superconducting wire.

Interest and Other Income (Expense), Net

Interest and other income (expense), net during the six months ended June 30, 2010 was $(4.5) million, compared to $(2.8) million for the comparable period of 2009.

During the six months ended June 30, 2010, the major components within interest and other income (expense), net were net interest expense of $2.5 million and unrealized losses on foreign currency transactions of $1.9 million. During the six months ended June 30, 2009, the major components within interest and other income (expense), net were net interest expense of $3.6 million offset, in part, by realized and unrealized gains on foreign currency transactions of $0.6 million.

The decrease in interest expense is a function of lower outstanding debt, as we reduced our total debt by $11.0 million in the first half of 2010. Losses on foreign currency exchange rates in the first half of 2010 were primarily a function of changes in exchange rates between the Euro and the Swiss Franc.

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

The income tax provision for the six months ended June 30, 2010, was $21.4 million compared to $10.4 million for the six months ended June 30, 2009, representing effective tax rates of 35.5% and 32.8%, respectively. This change in our effective tax rate relates primarily to the amount and mix of income and taxes outside of the U.S.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the six months ended June 30, 2010 was $0.2 million compared to $0.0 million for the comparable period of 2009. Net income attributable to noncontrolling interests represents the minority shareholders’ proportionate share of the net income recorded by five majority-owned indirect subsidiaries, Bruker Baltic Ltd., Bruker Labmate Pvt. Ltd., InCoaTec GmbH and Perch Solutions OY, which are included in the Scientific Instruments segment, and RI Research Instruments GmbH, which is included in the Energy & Supercon Technologies segment.

Net Income Attributable to Bruker Corporation

Our net income for the six months ended June 30, 2010, was $38.7 million, or $0.23 per diluted share, compared to $21.3 million, or $0.13 per diluted share for the comparable period in 2009.

Segment Results

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment for the six months ended June 30, 2010 and 2009 (dollars in millions):

	Six Months Ended June 30,		Dollar	Percentage
	2010	2009	Change	Change
Scientific Instruments	$545.2	$464.9	$80.3	17.3%
Energy & Supercon Technologies	38.8	21.8	17.0	78.0%
Eliminations (a)	(5.4)	(3.7)	(1.7)
	$578.6	$483.0	$95.6	19.8%

(a) Represents product and service revenue between reportable segments.

Scientific Instruments Segment Revenues

Scientific Instruments segment revenue increased by $80.3 million, or 17.3%, to $545.2 million for the six months ended June 30, 2010, compared to $464.9 million for the comparable period in 2009. Included in this change in revenue is an increase of approximately $12.9 million from the impact of foreign exchange due to the strengthening of the U.S. Dollar versus the Euro and other foreign currencies and an increase of approximately $3.7 million attributable to acquisition. Excluding the effect of foreign exchange and acquisition, revenue increased by $63.7 million, or 13.7%. The increase in revenue, excluding the effect of foreign exchange and acquisition, reflects an increase in sales of all of our core technologies, particularly in magnetic resonance, X-ray and mass spectrometry. The mix of products sold in the Scientific Instruments segment reflects increased demand from academic, government and industrial customers. We attribute the increase in spending by academic and government customers to new product introductions over the last twelve to eighteen months and stimulus packages implemented by governments of various countries, including the U.S., Germany, Japan and China. We also continued to benefit from improvements in the industrial markets that we serve.

System revenue and aftermarket revenue as a percentage of total Scientific Instruments segment revenue were as follows during the six months ended June 30, 2010 and 2009 (dollars in millions):

	Six Months Ended June 30,
	2010		2009
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System revenue	$437.9	80.3%	$367.8	79.1%
Aftermarket revenue	107.3	19.7%	97.1	20.9%
Total revenue	$545.2	100.0%	$464.9	100.0%

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

Energy & Supercon Technologies Segment Revenues

Energy & Supercon Technologies segment revenue increased by $17.0 million, or 78.0%, to $38.8 million for the six months ended June 30, 2010, compared to $21.8 million for the comparable period in 2009. Included in this change in revenue is an increase of $6.8 million attributable to the research instruments business we acquired from Varian Medical Systems and a decrease of approximately $0.1 million from the impact of foreign exchange. Excluding the effect of acquisition and foreign exchange, revenue increased by $10.3 million, or 47.2%. The increase in revenue was the result of higher demand for low temperature superconducting wire.

System and wire revenue and aftermarket revenue as a percentage of total Energy & Supercon Technologies segment revenue were as follows during the six months ended June 30, 2010 and 2009 (dollars in millions):

	Six Months Ended June 30,
	2010		2009
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System and wire revenue	$37.4	96.4%	$20.9	95.9%
Aftermarket revenue	1.4	3.6%	0.9	4.1%
Total revenue	$38.8	100.0%	$21.8	100.0%

System and wire revenues in the Energy & Supercon Technologies segment include low and high temperature superconducting wire and superconducting devices, including magnets, linear accelerators and radio frequency cavities. Aftermarket revenues in the Energy & Supercon Technologies segment include accessory sales.

Income (Loss) from Operations

The following table presents income (loss) from operations and operating margins on revenue by reportable segment for the six months ended June 30, 2010 and 2009 (dollars in millions):

	Six Months Ended June 30,
	2010		2009
	Operating Income (Loss)	Percentage of Segment Revenue	Operating Income (Loss)	Percentage of Segment Revenue
Scientific Instruments	$68.1	12.5%	$36.5	7.9%
Energy & Supercon Technologies	(2.2)	(5.7)%	(3.1)	(14.2)%
Corporate, eliminations and other (a)	(1.1)		1.1
Total operating income	$64.8	11.2%	$34.5	7.1%

(a) Represents corporate costs and eliminations not allocated to the reportable segments.

Scientific Instruments segment income from operations for the six months ended June 30, 2010 was $68.1 million, resulting in an operating margin of 12.5%, compared to income from operations of $36.5 million, resulting in an operating margin of 7.9%, for the comparable period in 2009. Income from operations in the Scientific Instruments segment improved as a result of the higher revenues described above and an improvement in gross profit margins and a reduction in operating expenses as a percentage of revenue.

In the first half of 2010, gross profit margin as a percentage of revenue in the Scientific Instruments segment increased to 46.9% from 45.4% for the comparable period in 2009. Higher gross profit margins resulted primarily from changes in product mix, specifically an increase in revenues from high-end instrumentation, including our newly introduced products which were designed to carry higher gross margins than our previous generations of products. The increase in revenue also allowed us to better utilize our production facilities and leverage our fixed production costs. We also reduced production costs through various cost saving initiatives.

In the first half of 2010, operating expenses, excluding other charges, in the Scientific Instruments increased to $185.4 million, or 34.0% of segment revenue, from $174.5 million, or 37.5% of segment revenue for the comparable period in 2009. This increase is a function of incremental investments in sales and marketing activities and research and development activities that we believe will generate future growth. To a lesser degree, changes in foreign currency exchange rates contributed to the increase in operating expenses.

Energy & Supercon Technologies segment loss from operations for the six months ended June 30, 2010 was $2.2 million,

resulting in an operating margin of (5.7)%, compared to a loss from operations of $3.1 million, resulting in an operating margin of (14.2)%, for the comparable period in 2009. The loss from operations in the first half of 2009 included a bargain purchase gain of $2.1 million recorded in connection with the acquisition of the research instruments business from Varian Medical Systems, offset, in part, by $0.8 million of transaction costs incurred in connection with the acquisition of the research instruments business and $0.7 million of impairment charges associated with certain fixed assets used in the production of certain superconducting wire. Excluding the effects of these net credits, the loss from operations in the first half of 2009 was $3.7 million, resulting in an operating margin of (17.0)%. The improvement in operating loss, excluding the net credit described above is a function of higher revenues and an improvement in gross margins.

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

During the six months ended June 30, 2010, net cash provided by operating activities was $53.1 million, resulting primarily from $51.9 million of consolidated net income adjusted for non-cash items and $1.2 million of net changes in working capital. During the six months ended June 30, 2009, net cash provided by operating activities was $51.3 million, resulting primarily from $34.8 million of net income adjusted for non-cash items and $16.5 million of net changes in working capital.

During the six months ended June 30, 2010, net cash used by investing activities was $48.5 million, compared to net cash used by investing activities of $8.2 million during the six months ended June 30, 2009. Cash used by investing activities during the six months ended June 30, 2010 was attributable to $37.8 million used for acquisitions and $10.7 million of capital expenditures. Cash used by investing activities during the six months ended June 30, 2009 was attributable to $7.1 million of capital expenditures and $1.1 million used for acquisitions. Capital expenditures during the six months ended June 30, 2010 were at a level consistent with our planned capital spending of $20.0 million to $30.0 million in 2010.

During the six months ended June 30, 2010, net cash used by financing activities was $8.9 million, compared to net cash used by financing activities of $52.1 million during the six months ended June 30, 2009. Cash used by financing activities during the six months ended June 30, 2010 and June 30, 2009 was primarily attributable to $10.3 million and $51.7 million, respectively, of net debt repayments under various long-term and short-term arrangements.

At June 30, 2010, we had outstanding debt totaling $126.7 million consisting of $121.9 million outstanding under the  term loan component of the Credit Agreement and $4.8 million under capital lease obligations. At December 31, 2009, we had outstanding debt totaling $137.7 million consisting of $131.3 million outstanding under the term loan component of the Credit Agreement, $0.3 million outstanding under other long-term debt arrangements, $0.1 million outstanding under other revolving lines of credit and $6.0 million under capital lease obligations.

In February 2008, we entered into a credit agreement with a syndication of lenders, which we refer to as the Credit Agreement. The Credit Agreement provides a revolving credit line with a maximum commitment of $230.0 million and a term loan facility of $150.0 million. The outstanding principal and interest under the term loan is payable in quarterly installments through December 2012. Borrowings under the Credit Agreement bear interest, at our option, at either (i) the higher of the prime rate or the federal funds rate plus 0.50%, or (ii) adjusted LIBOR, plus margins ranging from 0.40% to 1.25% and a facility fee ranging from 0.10% to 0.20%. As of June 30, 2010, the weighted average interest rate of borrowings under the term facility of the Credit Agreement was approximately 2.7%.

Borrowings under the Credit Agreement are secured by the pledge to the banks of 100% of the capital stock of each of our wholly-owned domestic subsidiaries and 65% of the capital stock of certain of our wholly-owned direct or indirect foreign subsidiaries. The Credit Agreement also requires that we maintain certain financial ratios related to maximum leverage and minimum interest coverage, as defined in the Credit Agreement. Specifically, our leverage ratio cannot exceed 3.0 and our interest coverage ratio cannot be less than 3.0. In addition to the financial ratios, the Credit Agreement restricts, among other things, our ability to do the following: make certain payments; incur additional debt; incur certain liens; make certain investments, including derivative agreements; merge, consolidate, sell or transfer all or substantially all of our assets; and enter into certain transactions with affiliates. Our failure to comply with any of these restrictions or covenants may result in an event of default under the applicable debt instrument, which could permit acceleration of the debt under that instrument and require us to prepay that debt before its scheduled due date. As of June 30, 2010, the latest measurement date, we were in compliance with the covenants of the Credit Agreement.

In addition to revolving loans under the Credit Agreement, we have other revolving loans with various financial institutions located primarily in Germany, Switzerland and France. The following is a summary of the maximum commitments and net amounts available to the Company under revolving loans as of June 30, 2010 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
Credit Agreement	—%	$230.0	$—	$1.4	$228.6
Other revolving loans	—%	90.7	—	76.5	14.2
Total revolving loans		$320.7	$—	$77.9	$242.8

As of June 30, 2010, we had approximately $4.1 million of net operating loss carryforwards available to reduce future U.S. taxable income.  However, these losses are severely limited in terms of their use. The Company also has approximately $49.0 million of German Trade Tax net operating losses that are carried forward indefinitely and U.S. tax credits of approximately $4.4 million available to offset future tax liabilities that expire at various dates. U.S. tax credits, after the filing of the 2008 U.S. Federal tax return in September 2009, include foreign tax credits of $2.5 million expiring in various years through 2019 and research and development tax credits of $1.8 million expiring at various dates through 2025 and other credits of $0.1 million. These operating losses and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

The following table summarizes maturities for our significant financial obligations as of June 30, 2010 (in millions):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Long-term debt, including current portion	$126.7	$25.1	$99.4	$1.4	$0.8
Derivative liabilities	8.8	6.5	2.3	—	—
Uncertain tax contingencies	24.3	—	24.3	—	—

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

Nasdaq Compliance

Collin J. D’Silva, a former independent member of our Board of Directors and the Board’s Audit Committee, voluntarily resigned from service on the Audit Committee, effective March 9, 2010, and from service on the Board, effective March 31, 2010, in connection with joining the Company as President of the newly-formed Chemical Analysis Division of Bruker Daltonics. On March 24, 2010, we notified Nasdaq that due to the vacancy on our Audit Committee created by Mr. D’Silva’s resignation from the Audit Committee, we were no longer in compliance with Nasdaq Listing Rule 5605 (“Rule 5605”), which requires that the Audit Committee be comprised of at least three members, each of whom is independent. On March 25, 2010, we received notice from Nasdaq advising that, as a result of Mr. D’Silva’s resignation from the Audit Committee, we were not in compliance with Rule 5605 and confirming that we were provided a cure period until September 7, 2010 to regain compliance. Additionally, on April 1, 2010, we received notice from Nasdaq that, due to the resignation of Mr. D’Silva from our Board, we were not in compliance with the majority independent director requirements set forth in Rule 5605. Nasdaq provided a cure period until September 27, 2010 to regain compliance with the majority independence requirements. On August 2, 2010, our Board of Directors appointed Charles F. Wagner, Jr. as an independent director. Mr. Wagner has also become a member of the Board’s Audit Committee. With the appointment of Mr. Wagner to the Board of Directors and the Board’s Audit Committee, we are in compliance with the majority independent director requirements and the audit committee requirements in Rule 5605.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2009, the Emerging Issues Task Force, or EITF, reached consensus on FASB Accounting Standards Update 2009-14, Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements. FASB Accounting Standards Updates 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are excluded from the software revenue guidance in Subtopic No. 985-605, Software-Revenue Recognition. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. FASB Accounting Standards Updates 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. However, early adoption is permitted. We are currently assessing the impact that this update will have on our results of operations and financial position and when we will adopt these requirements.

In September 2009, the EITF reached consensus on FASB Accounting Standards Update 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements. FASB Accounting Standards Update 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic No. 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. FASB Accounting Standards Update 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, however, early adoption is permitted. We are currently assessing the impact that this update will have on our results of operations and financial position and when we will adopt these requirements.

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

Our net foreign exchange gains (losses), net were $(1.9) million and $0.6 million for the six months ended June 30, 2010 and 2009, respectively. From time to time, we enter into foreign currency contracts in order to minimize the volatility that fluctuations in exchange rates have on our cash flows related to purchases and sales denominated in foreign currencies. We will continue to evaluate our currency risks and in the future may utilize foreign currency contracts more frequently as part of a transactional hedging program.

Impact of Interest Rates

We may invest excess cash in short-term investments that are subject to changes in interest rates. We believe that the market risk arising from holding these financial instruments is minimal.

Our exposure related to adverse movements in interest rates is derived primarily from outstanding floating rate debt instruments that are indexed to short-term market rates. Our objective in managing our exposure to interest rates is to decrease the volatility that changes in interest rates might have on our earnings and cash flows. To achieve this objective we entered into an interest rate swap. In April 2008, we entered into an interest rate swap arrangement to pay a fixed rate of approximately 3.8% and receive a variable rate based on three month LIBOR through December 31, 2012. The initial notional amount of this interest swap was $90.0 million and amortizes in proportion to the term debt component of our Credit Agreement. At June 30, 2010, the outstanding notional amount of this swap was $73.1 million. We have determined that this swap is an effective hedge of the variability of cash flows of the interest payments. At June 30, 2010, a 10% increase or decrease in the average cost of our outstanding variable rate debt would not result in a material change in pre-tax interest expense.

Inflation

We do not believe inflation had a material impact on our business or operating results during any of the periods presented.

ITEM 4.                  CONTROLS AND PROCEDURES

We have established disclosure controls and procedures that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) by others within our organization. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of June 30, 2010, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II                 OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

Except as set forth below there have been no material changes to the legal proceedings disclosed in Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2009 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

As previously reported, in November 2008 a former employee of Bruker Corporation filed a complaint with the Massachusetts Commission Against Discrimination (“MCAD”) alleging age discrimination. The Company responded to an information request from the MCAD on April 23, 2010. The MCAD recently found probable cause in this matter and has scheduled a conciliation conference for November 1, 2010. The Company believes the complaint made by the former employee to be without merit and intends to defend the matter vigorously.

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

ITEM 2.                  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                  [REMOVED AND RESERVED]

ITEM 5.                  OTHER INFORMATION

None.

ITEM 6.                  EXHIBITS

Exhibit No.	Description
10.1	Bruker Corporation 2010 Incentive Compensation Plan Form of Incentive Stock Option Agreement(1)
10.2	Bruker Corporation 2010 Incentive Compensation Plan Form of Non-Qualified Stock Option Agreement(1)
10.3	Bruker Corporation 2010 Incentive Compensation Plan Form of Restricted Stock Agreement(1)
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1)   Filed herewith.

(2)   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUKER CORPORATION

Date: August 9, 2010	By:	/s/ FRANK H. LAUKIEN, PH.D.
Frank H. Laukien, Ph.D. President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 9, 2010	By:	/s/ BRIAN P. MONAHAN
Brian P. Monahan Chief Financial Officer (Principal Financial Officer)