Form 10-Q
period 2010-09-30
BRUKER CORP
filed 2010-11-08
CIK 1109354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes     ☐     No     ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2010
Common Stock, $0.01 par value per share	164.844.564 shares

BRUKER CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2010

PART I                                                       FINANCIAL INFORMATION

ITEM 1.                                                     UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$188.0	$207.1
Restricted cash	2.5	2.0
Accounts receivable, net	195.4	184.1
Inventory	487.8	422.8
Other current assets	80.3	57.5
Total current assets	954.0	873.5

Property, plant and equipment, net	218.7	223.4
Intangibles and other long-term assets	104.4	75.1
Total assets	$1,277.1	$1,172.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$27.1	$22.0
Accounts payable	60.1	49.8
Customer advances	211.7	219.2
Other current liabilities	292.7	249.2
Total current liabilities	591.6	540.2

Long-term debt	94.3	115.7
Other long-term liabilities	97.2	97.3
Commitments and contingencies (Note 18)	—	—

Shareholders’ Equity:
Preferred stock, $0.01 par value 5,000,000 shares authorized, none issued or outstanding at September 30, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value 260,000,000 shares authorized, 164,861,846 and 164,384,679 shares issued and 164,844,627 and 164,371,384 outstanding at September 30, 2010 and December 31, 2009, respectively	1.6	1.6
Treasury stock at cost, 17,219 at September 30, 2010 and 13,295 at December 31, 2009	(0.2)	(0.1)
Other shareholders’ equity	490.4	415.7
Total shareholders’ equity attributable to Bruker Corporation	491.8	417.2
Noncontrolling interest in consolidated subsidiaries	2.2	1.6
Total shareholders’ equity	494.0	418.8

Total liabilities and shareholders’ equity	$1,277.1	$1,172.0

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Product revenue	$269.7	$230.7	$780.7	$655.8
Service revenue	39.1	32.4	103.1	87.6
Other revenue	1.4	2.0	5.0	4.7
Total revenue	310.2	265.1	888.8	748.1

Cost of product revenue	143.5	127.9	426.8	364.8
Cost of service revenue	19.8	18.0	53.1	50.2
Total cost of revenue	163.3	145.9	479.9	415.0
Gross profit	146.9	119.2	408.9	333.1

Operating expenses:
Selling, general and administrative	72.2	61.2	201.9	180.1
Research and development	32.5	31.6	96.5	91.8
Amortization of acquisition-related intangible assets	1.0	0.4	2.1	1.3
Other charges (credits), net	1.9	—	4.3	(0.6)
Total operating expenses	107.6	93.2	304.8	272.6

Operating income	39.3	26.0	104.1	60.5

Interest and other income (expense), net	(1.1)	(1.8)	(5.6)	(4.6)

Income before income taxes and noncontrolling interest in consolidated subsidiaries	38.2	24.2	98.5	55.9
Income tax provision	10.3	8.1	31.7	18.5

Consolidated net income	27.9	16.1	66.8	37.4
Net income (loss) attributable to noncontrolling interest in consolidated subsidiaries	0.5	(0.3)	0.7	(0.3)
Net income attributable to Bruker Corporation	$27.4	$16.4	$66.1	$37.7

Net income per common share attributable to
Bruker Corporation shareholders:
Basic and diluted	$0.17	$0.10	$0.40	$0.23

Weighted average common shares outstanding:
Basic	164.5	163.5	164.3	163.4
Diluted	165.7	165.0	165.6	164.7

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Consolidated net income	$66.8	$37.4
Adjustments to reconcile consolidated net income to cash flows from operating activities:
Depreciation and amortization	23.8	20.4
Amortization of deferred financing costs	0.5	0.5
Stock-based compensation	5.0	4.8
Deferred income taxes	(7.5)	(6.8)
Gain on bargain purchase	—	(2.1)
Other non-cash expense	1.7	0.5
Changes in operating assets and liabilities:
Accounts receivable	(11.4)	26.9
Inventories	(55.5)	7.7
Accounts payable	10.8	0.6
Customer advances	(2.1)	(16.6)
Other changes in operating assets and liabilities, net	30.6	(6.0)
Net cash provided by operating activities	62.7	67.3

Cash flows from investing activities:
Purchases of property, plant and equipment	(20.5)	(8.9)
Acquisitions, net of cash acquired	(37.8)	(1.6)
Net cash used in investing activities	(58.3)	(10.5)

Cash flows from financing activities:
Repayments of revolving lines of credit, net	(0.5)	(51.5)
Repayment of term debt	(15.8)	(20.1)
Changes in restricted cash	(0.8)	(0.7)
Issuance of common stock under stock plans	2.7	0.6
Cash payments to noncontrolling interests	(0.1)	—
Net cash used in financing activities	(14.5)	(71.7)
Effect of exchange rate changes on cash and cash equivalents	(9.0)	(2.8)
Net change in cash and cash equivalents	(19.1)	(17.7)
Cash and cash equivalents at beginning of period	207.1	166.2
Cash and cash equivalents at end of period	$188.0	$148.5

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              Description of Business

Bruker Corporation and its wholly-owned subsidiaries (“Bruker” or the “Company”) is a designer and manufacturer of proprietary life science and materials research systems and associated products that address the rapidly evolving needs of a diverse array of customers in life science, pharmaceutical, biotechnology and molecular diagnostics research, as well as in materials and chemical analysis in various industries and government applications. The Company’s core technology platforms include X-ray technologies, magnetic resonance technologies, mass spectrometry technologies, optical emission spectroscopy and infrared and Raman molecular spectroscopy technologies. The Company also manufactures and distributes a broad range of field analytical systems for chemical, biological, radiological, nuclear and explosives, or CBRNE, detection. The Company also develops and manufactures low temperature and high temperature superconducting materials, consisting primarily of wire, and superconducting devices for use in advanced magnet technology, physics research and energy applications. The Company maintains major technical and manufacturing centers in Europe, North America and Japan, and has sales offices located throughout the world. The Company’s diverse customer base includes life science, pharmaceutical, biotechnology and molecular diagnostic research companies, academic institutions, advanced materials and semiconductor manufacturers and government agencies.

Management reports results on the basis of the following two segments:

•                  Scientific Instruments.  The operations of this segment include the design, manufacture and distribution of advanced instrumentation and automated solutions based on X-ray technology, spark-optical emission spectroscopy technology, atomic force microscopy, magnetic resonance technology, mass spectrometry technology and infrared and Raman molecular spectroscopy technology. Typical customers of the Scientific Instruments segment include pharmaceutical, biotechnology and molecular diagnostic companies, academic institutions, medical school and other non-profit organizations, and clinical microbiology laboratories, government departments and agencies, and nanotechnology, semiconductor, chemical, cement, metals and petroleum companies, and food, beverage and agricultural analysis companies and laboratories.

•                  Energy & Supercon Technologies. The operations of this segment include the design, manufacture and marketing of superconducting materials, primarily metallic low temperature superconductors, for use in magnetic resonance imaging, nuclear magnetic resonance, fusion energy research and other applications, and ceramic high temperature superconductors primarily for fusion energy research applications. The Company also utilizes its low temperature and high temperature superconductors to develop, manufacture and market devices that have applications primarily in “big science” research. Typical customers of the Energy & Supercon Technologies segment include companies in the medical, power and energy, and processing industries, private and public research and development laboratories in the fields of fundamental and applied sciences and energy research, academic institutions and government agencies.

The Company has announced plans to sell a minority ownership position in its Bruker Energy & Supercon Technologies, Inc. (“BEST”) subsidiary through an initial public offering of the capital stock of BEST. The Company believes the offering will provide Bruker shareholders greater visibility into BEST’s performance and growth and strengthen BEST’s access to financing for its revenue growth initiatives, including the development of products for the renewable energy and energy infrastructure markets.

The financial statements represent the consolidated accounts of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial information presented herein does not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of the results expected for the full year. Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income or shareholders’ equity.

2.              Acquisitions

On October 7, 2010, the Company completed the acquisition of Veeco Metrology Inc., a scanning probe microscopy and optical industrial metrology instruments business (the “nano surfaces business”), from Veeco Instruments Inc. for cash consideration of $229.4 million. The Company financed the acquisition with $167.6 million borrowed under a revolving credit agreement and the balance with cash on hand. The acquired business complements the Company’s existing atomic force microscopy products and expands the Company’s offerings to industrial and applied markets, specifically in the fields of materials and nanotechnology research and analysis. Under the purchase agreement $22.9 million of the purchase price was paid into escrow pending the resolution of indemnification obligations and working capital obligations of the seller.

On May 19, 2010, the Company completed the acquisition of three former Varian, Inc. product lines which Agilent Technologies, Inc. divested in connection with obtaining regulatory approval for its May 14, 2010 acquisition of Varian. The Company acquired certain assets and assumed certain liabilities in Varian’s inductively coupled plasma mass spectrometry instruments business, laboratory gas chromatography instruments business, and gas chromatography triple-quadrupole mass spectrometry instruments business (collectively, the “chemical analysis business”) for cash consideration of $37.5 million. The acquired business complements the Company’s existing mass spectrometry products and expands the Company’s offerings to industrial and applied markets that we did not previously serve.

The acquisition of the chemical analysis business is being accounted for under the acquisition method. The Company made the following adjustments to its allocation of the consideration transferred in the third quarter of 2010 (in millions):

	Acquisition Date Fair Values, as Initially Reported	Measurement Period Adjustments	Acquisition Date Fair Values, as Adjusted
Accounts receivable	$—	$9.2	$9.2
Inventory	13.0	3.6	16.6
Property, plant and equipment	2.8	(0.4)	2.4
Intangible assets	9.7	12.2	21.9
Goodwill	22.0	(20.4)	1.6
Liabilities assumed	(10.0)	(4.2)	(14.2)
	$37.5	$—	$37.5

The Company expects to finalize the allocation of the consideration transferred in connection with the chemical analysis business in the fourth quarter of 2010.The Company has not finalized the valuation of inventory, intangible assets and certain assumed liabilities. The measurement period adjustments made during the third quarter of 2010 did not have a material impact on the results of operations for the three months ended September 30, 2010 and would not have had a material impact on the results of operations for the three months ended June 30, 2010.

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

3.              Stock-Based Compensation

The Company’s primary types of share-based compensation are in the form of stock options and restricted stock. The Company recorded stock-based compensation expense for the three and nine months ended September 30, 2010 and 2009 as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Stock options	$1.4	$1.2	$4.2	$3.7
Restricted stock	0.3	0.3	0.8	1.1
Total stock-based compensation, pre-tax	1.7	1.5	5.0	4.8
Tax benefit	0.3	0.3	0.8	0.9
Total stock-based compensation, net of tax	$1.4	$1.2	$4.2	$3.9

Compensation expense is amortized on a straight-line basis over the underlying vesting terms of the share-based award. Stock options to purchase the Company’s common stock are periodically awarded to executive officers and other employees of the Company subject to a vesting period of three to five years. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Assumptions regarding volatility, expected life, dividend yield and risk-free interest rate are required for the Black-Scholes model and are presented in the table below:

	2010	2009
Risk-free interest rate	1.85%-3.46%	1.71%-3.60%
Expected life	6.5 years	6.5 years
Volatility	62.0%	64.0%
Expected dividend yield	0.0%	0.0%

The risk-free interest rate is the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected life assumption. Expected life is determined through the simplified method as defined in the SEC Staff Accounting Bulletin No. 110. The Company believes that this is the best estimate of the expected life of a new option. Expected volatility can be based on a number of factors but the Company currently believes that the exclusive use of historical volatility results in the best estimate of the grant-date fair value of employee stock options because it reflects the market’s current expectations of future volatility. Expected dividend yield was not considered in the option pricing formula since the Company does not pay dividends and has no current plans to do so in the future. The terms of some of the Company’s indebtedness also currently restrict its ability to pay dividends to its shareholders.

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

At September 30, 2010, the Company expects to recognize pre-tax stock-based compensation expense of $11.1 million associated with outstanding stock option awards granted under the Company’s stock plans over the weighted average remaining service period of 1.6 years. In addition, the Company expects to recognize additional pre-tax stock-based compensation expense of $1.6 million associated with outstanding restricted stock awards granted under the Company’s stock plans over the weighted average remaining service period of 0.6 years.

Bruker Energy & Supercon Technologies Stock Plan

In October 2009, the Board of Directors of BEST adopted the Bruker Energy & Supercon Technologies, Inc. 2009 Stock Option Plan (the “BEST Plan”). The BEST Plan provides for the issuance of up to 1,600,000 shares of BEST common stock in connection with awards under the BEST Plan. The BEST Plan allows a committee of the BEST Board of Directors to grant incentive stock options, non-qualified stock options and restricted stock awards. The Compensation Committee of the BEST Board of Directors has the authority to determine which employees will receive the awards, the amount of the awards and other terms and conditions of the award. Awards granted pursuant to the BEST Plan typically vest over a period of three to five years.

At September 30, 2010, the Company expects to recognize pre-tax stock-based compensation expense of $1.9 million associated with outstanding stock option awards granted under the BEST Plan over the weighted average remaining service period of 3.6 years.

4.              Earnings Per Share

Net income per share is calculated by dividing net income by the weighted-average shares outstanding during the period. The diluted net income per share computation includes the effect of shares which would be issuable upon the exercise of outstanding stock options and the vesting of restricted stock, reduced by the number of shares assumed to be purchased by the Company based on the treasury stock method.

The following table sets forth the computation of basic and diluted average shares outstanding for the three and nine months ended September 30, 2010 and 2009 (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income attributable to Bruker Corporation	$27.4	$16.4	$66.1	$37.7

Weighted average common shares outstanding:
Weighted average common shares outstanding-basic	164.5	163.5	164.3	163.4
Effect of dilutive securities:
Stock options and restricted stock	1.2	1.5	1.3	1.3
	165.7	165.0	165.6	164.7

Net income per common share attributable to Bruker Corporation shareholders:
Basic and diluted	$0.17	$0.10	$0.40	$0.23

Stock options to purchase approximately 0.5 million shares and 2.1 million shares were excluded from the computation of diluted earnings per share in the three months ended September 30, 2010 and 2009, respectively, and approximately 0.4 million shares and 3.3 million shares were excluded from the computation of diluted earnings per share in the nine months ended September 30, 2010 and 2009, respectively, as their effect would have been anti-dilutive.

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

The Company measures the following financial assets and liabilities at fair value on a recurring basis. The fair value of these financial assets and liabilities was determined using the following inputs at September 30, 2010 (in millions):

		Quoted Prices in Active Markets Available	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$93.2	$93.2	$—	$—
Embedded derivatives in purchase and delivery contracts	0.1	—	0.1	—
Foreign exchange contracts	0.7	—	0.7	—
Total assets recorded at fair value	$94.0	$93.2	$0.8	$—

Liabilities:
Interest rate swap	$3.7	$—	$3.7	$—
Embedded derivatives in purchase and delivery contracts	3.4	—	3.4	—
Foreign exchange contracts	0.7	—	0.7	—
Total liabilities recorded at fair value	$7.8	$—	$7.8	$—

The Company’s financial instruments consist primarily of cash equivalents, derivative instruments consisting of forward foreign exchange contracts and an interest rate swap, accounts receivable, short-term borrowings, accounts payable and long-term debt. The carrying amounts of the Company’s cash equivalents, accounts receivable, short-term borrowings and accounts payable approximate fair value due to their short-term nature. Derivative assets and liabilities are measured at fair value on a recurring basis. The fair value of derivative instruments is based primarily on quotes received from third party banks. These values represent the estimated amount the Company would receive or pay to terminate the agreements taking into consideration current foreign exchange or interest rates, as well as the creditworthiness of the counterparty. The Company’s long-term debt consists primarily of variable rate arrangements with interest rates that reset every three months and, as a result, reflect current interest rates. Consequently, the carrying value of the Company’s long-term debt approximates fair value.

6.              Inventories

Inventories consisted of the following as of September 30, 2010 and December 31, 2009 (in millions):

	September 30, 2010	December 31, 2009
Raw materials	$132.0	$108.8
Work-in-process	181.4	134.6
Demonstration units	47.2	41.3
Finished goods	127.2	138.1
Inventories	$487.8	$422.8

The Company reduces the carrying value of its demonstration inventories for differences between its cost and estimated net realizable value through a charge to cost of product revenue that is based on a number of factors including the age of the unit, the physical condition of the unit and an assessment of technological obsolescence. Amounts recorded in cost of product revenue related to the write-down of demonstration units to net realizable value were $6.0 million and $7.0 million for the three months ended September 30, 2010 and 2009, respectively and $17.3 million and $18.9 million for the nine months ended September 30, 2010 and 2009, respectively.

Finished goods include in-transit systems that have been shipped to the Company’s customers but have not yet been installed and accepted by the customer. As of September 30, 2010 and December 31, 2009, inventory-in-transit was $63.4 million and $80.8 million, respectively.

7.              Goodwill and Other Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for the nine months ended September 30, 2010 (in millions):

Balance at December 31, 2009	$47.5
Goodwill acquired during the period	1.9
Foreign currency impact	(1.0)
Balance at September 30, 2010	$48.4

Goodwill is not amortized, instead, goodwill is tested for impairment on a reporting unit basis annually, or on an interim basis when events or changes in circumstances warrant. The Company performed its annual test for impairment as of December 31, 2009 and determined that goodwill and other intangible assets were not impaired at that time. The Company did not identify any indicators of impairment during the nine month period ended September 30, 2010 that would warrant an interim test.

The following is a summary of other intangible assets subject to amortization at September 30, 2010 and December 31, 2009 (in millions):

	September 30, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology and related patents	$20.1	$(11.8)	$8.3	$14.4	$(10.7)	$3.7
Customer relationships	17.8	(1.6)	16.2	2.0	(0.9)	1.1
Trade names	0.4	(0.2)	0.2	0.4	(0.3)	0.1
Intangible assets subject to amortization, net	$38.3	$(13.6)	$24.7	$16.8	$(11.9)	$4.9

For the three months ended September 30, 2010 and 2009, the Company recorded amortization expense of $1.0 million and $0.4 million, respectively, related to intangible assets subject to amortization. For the nine months ended September 30, 2010 and 2009, the Company recorded amortization expense of $2.1 million and $1.3 million, respectively, related to intangible assets subject to amortization.

8.              Debt

At September 30, 2010 and December 31, 2009, the Company’s debt obligations consisted of the following (in millions):

	September 30,	December 31,
	2010	2009
US Dollar term loan under the Credit Agreement	$116.3	$131.3

Euro bank loans at fixed rate of 2.95%, collateralized by land and buildings of Bruker Daltonik GmbH, quarterly principal payments and monthly interest payments due and payable through 2010	—	0.3

Capital lease obligations	5.1	6.0
Total long-term debt	121.4	137.6
Current portion of long-term debt	(27.1)	(21.9)
Total long-term debt, less current portion	$94.3	$115.7

In 2008, the Company entered into a credit agreement with a syndication of lenders (the “Credit Agreement”) which provides for a revolving credit line with a maximum commitment of $230.0 million and a term facility of $150.0 million. The outstanding principal and interest under the term loan is payable in quarterly installments through December 2012. Borrowings under the Credit Agreement bear interest, at the Company’s option, at either (i) the higher of the prime rate or the federal funds rate plus 0.50%, or (ii) adjusted LIBOR, plus margins ranging from 0.40% to 1.25% and a facility fee ranging from 0.10% to 0.20%. As of September 30, 2010, the weighted average interest rate of borrowings under the term facility of the Credit Agreement was approximately 2.7%.

Borrowings under the Credit Agreement are secured by the pledge to the banks of 100% of the capital stock of each of the Company’s wholly-owned domestic subsidiaries and 65% of the capital stock of certain of the Company’s direct or indirect wholly-owned foreign subsidiaries. The Credit Agreement also requires the Company to maintain certain financial ratios related to leverage ratios and interest coverage ratios as defined in the Credit Agreement. In addition to the financial ratios, the Credit Agreement restricts, among other things, the Company’s ability to do the following: make certain payments; incur additional debt; incur certain liens; make certain investments, including derivative agreements; merge, consolidate, sell or transfer all or substantially all of the Company’s assets; and enter into certain transactions with affiliates. As of September 30, 2010, the latest measurement date, the Company was in compliance with the covenants under the Credit Agreement.

In addition to its long-term arrangements, the Company had the following amounts outstanding under revolving loan arrangements (in millions):

	September 30,	December 31,
	2010	2009
Revolving loans under the Credit Agreement	$—	$—
Other revolving loans	—	0.1
Total short-term borrowings	$—	$0.1

The following is a summary of the maximum commitments and net amounts available to the Company under revolving loans as of September 30, 2010 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
Credit Agreement	—%	$230.0	$—	$1.5	$228.5
Other revolving loans	—%	112.6	—	90.9	21.7
Total revolving loans		$342.6	$—	$92.4	$250.2

On October 1, 2010, we borrowed $170.0 million under the revolving loan component of the Credit Agreement to finance our acquisition and the working capital requirements of the nano surfaces business. The borrowing under the Credit Agreement reduced the total amount available to us from our lenders.

Other revolving loans are with various financial institutions located primarily in Germany, Switzerland and France. The Company’s other revolving loans are typically due upon demand with interest payable monthly. Certain of these loans are unsecured while others are secured by the accounts receivable and inventory of the related subsidiary.

9.     Derivative Instruments and Hedging Activities

Interest Rate Risks

The Company’s exposure to interest rate risk relates primarily to outstanding variable rate debt and adverse movements in the related short-term market rates. The most significant component of the Company’s interest rate risk relates to amounts outstanding under the Credit Agreement. In April 2008, the Company entered into an interest rate swap arrangement to manage its exposure to interest rate movements and the related effect on its variable rate debt. Under this interest rate swap arrangement, the Company will pay a fixed rate of approximately 3.8% and receive a variable rate based on three month LIBOR. The initial notional amount of this interest rate swap was $90.0 million and it amortizes in proportion to the term debt component of the Credit Agreement through December 2012. At September 30, 2010, the notional amount of this interest rate swap was $69.8 million. The Company concluded that this swap met the criteria to qualify as an effective hedge of the variability of cash flows of the interest payments and accounts for the interest rate swap as a cash flow hedge. Accordingly, the Company reflects changes in the fair value of the effective portion of this interest rate swap in accumulated other comprehensive income, a separate component of shareholders’ equity. As of September 30, 2010 and December 31, 2009, the Company recorded a liability of $3.7 million and $3.5 million, respectively, related to the fair value of the interest rate swap that is included in other current liabilities in the consolidated balance sheets. Amounts recorded in accumulated other comprehensive income (loss) are reclassified to interest and other income (expense), net in the consolidated statement of operations when either the forecasted transaction occurs or it becomes probable that the forecasted transaction will not occur. The Company expects $2.2 million of the accumulated loss to be reclassified into earnings over the next twelve months.

Foreign Exchange Rate Risk Management

The Company generates a substantial portion of its revenues in international markets, principally Germany and other countries in the European Union, Switzerland and Japan, which subjects our operations to the exposure of exchange rate fluctuations. The impact of currency exchange rate movement can be positive or negative in any period.

The Company periodically enters into foreign currency contracts, primarily forward contracts, to minimize the volatility that fluctuations in currency exchange rates have on the Company’s cash flows related to purchases and sales denominated in foreign currencies. Under these arrangements, the Company typically agrees to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates with maturities of less than two years. These transactions do not qualify for hedge accounting and, accordingly, the instrument is recorded at fair value with the corresponding gains and losses recorded in interest and other income (expense), net in the consolidated statements of operations. At September 30, 2010, and December 31, 2009, the following foreign currency contracts were outstanding (in millions):

		Notional Amount
Buy	Sell	September 30, 2010	December 31, 2009
Euro	Australian Dollars	$2.1	$—
Euro	U.S. Dollars	20.3	5.5
Swiss Francs	Euro	18.5	—
Swiss Francs	U.S. Dollars	64.0	13.1
U.S. Dollars	Euro	—	6.7
U.S. Dollars	Swiss Francs	49.7	—
		$154.6	$25.3

In addition, the Company periodically enters into purchase and sales contracts denominated in currencies other than the functional currency of the parties to the transaction. The Company accounts for these transactions separately valuing the “embedded derivative” component of these contracts. The contracts, denominated in currencies other than the functional currency of the transacting parties, amounted to $18.8 million for the delivery of products and $0.2 million for the purchase of products at September 30, 2010 and $30.4 million for the delivery of products and $0.2 million for the purchase of products at December 31, 2009. The changes in the fair value of these embedded derivatives are recorded in interest and other income (expense), net in the consolidated statements of operations.

The fair value of the foreign exchange derivative instruments described above is recorded in our consolidated balance sheets for the periods ended September 30, 2010 and December 31, 2009 as follows (in millions):

		Fair Value
	Balance Sheet Location	September 30, 2010	December 31, 2009
Derivative assets:
Embedded derivatives in purchase and delivery contracts	Other current assets	$0.1	$—
Foreign exchange contracts	Other current assets	0.7	—

Derivative liabilities:
Interest rate swap contract	Other current liabilities	$3.7	$3.5
Embedded derivatives in purchase and delivery contracts	Other current liabilities	3.4	1.5
Foreign exchange contracts	Other current liabilities	0.7	—

The losses recognized in other comprehensive income related to the effective portion of the interest rate swap designated as a hedging instrument for the three and nine months ended September 30, 2010 and 2009 are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest rate swap contract	$(0.7)	$(1.0)	$(2.2)	$(0.9)

The losses related to the effective portion of the interest rate swap designated as a hedging instrument that were reclassified from other comprehensive income and recognized in net income for the three and nine months ended September 30, 2010 and 2009 are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest rate swap contract	$(0.6)	$(0.7)	$(2.0)	$(1.8)

The Company did not recognize any amounts related to ineffectiveness in the results of operations for the three and nine months ended September 30, 2010 and 2009.

The impact on net income of changes in the fair value of derivative instruments not designated as hedging instruments for the three and nine months ended September 30, 2010 and 2009 are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Foreign exchange contracts	$1.3	$(1.0)	$—	$(1.0)
Embedded derivatives in purchase and delivery contracts	0.5	(0.7)	(1.8)	(0.1)
Income (expense), net	$1.8	$(1.7)	$(1.8)	$(1.1)

The amounts recorded in the results of operations related to derivative instruments not designated as hedging instruments are recorded in interest and other income (expense), net.

10.  Other Charges (Credits), Net

The components of other charges (credits), net, were as follows for the three and nine months ended September 30, 2010 and 2009 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Acquisition-related charges	$1.0	$—	$1.7	$0.8
Transition-related charges incurred in connection with acquired businesses	0.9	—	1.4	—
Loss on divestiture of businesses	—	—	1.0	—
Restructuring charges (Note 11)	—	—	0.2	—
Impairment charges (Note 12)	—	—	—	0.7
Gain on bargain purchase (Note 2)	—	—	—	(2.1)
Other charges (credits), net	$1.9	$—	$4.3	$(0.6)

11.  Restructuring Charges

In the first quarter of 2010, the Company recorded restructuring charges of $0.2 million, which related primarily to severance incurred in connection with the closing of a production facility in Herzogenrath, Germany and relocating the associated operations. These charges were recorded in the Scientific Instruments segment. The Company does not expect to incur any additional costs related to this move. The liability for restructuring charges was included in other current liabilities in the unaudited condensed consolidated balance sheets. The charges related to this restructuring reserve are as follows (in millions):

	Total	Severance
Balance at December 31, 2009	$—	$—
Restructuring charges	0.2	0.2
Cash payments	(0.2)	(0.2)
Foreign currency impact	—	—
Balance at September 30, 2010	$—	$—

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

The net periodic pension cost consists of the following components for the three and nine months ended September 30, 2010 and 2009 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Components of net periodic benefit costs:
Service cost	$1.3	$1.3	$3.3	$3.4
Interest cost	1.5	1.3	4.0	3.4
Expected return on plan assets	(0.9)	(1.0)	(2.7)	(3.0)
Amortization of prior service costs	—	—	0.5	—
Net periodic benefit costs	$1.9	$1.6	$5.1	$3.8

The Company made contributions of $1.9 million to its defined benefit plans during the nine months ended September 30, 2010 and estimates contributions of $0.7 million will be made during the remainder of 2010.

14.  Interest and Other Income (Expense), Net

The components of interest and other income (expense), net, were as follows for the three and nine months ended September 30, 2010 and 2009 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest income	$0.1	$0.4	$0.4	$1.2
Interest expense	(1.2)	(1.8)	(4.0)	(6.2)
Exchange gains (losses) on foreign currency transactions	(0.1)	(0.8)	(2.0)	(0.2)
Other	0.1	0.4	—	0.6
Interest and other income (expense), net	$(1.1)	$(1.8)	$(5.6)	$(4.6)

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

The income tax provision for the three months ended September 30, 2010 and 2009 was $10.3 million and $8.1 million, respectively, representing effective tax rates of 27.0% and 33.5%, respectively. The income tax provision for the nine months ended September 30, 2010 and 2009 was $31.7 million and $18.5 million, respectively, representing effective tax rates of 32.2% and 33.1%, respectively. In the third quarter of 2010, the Company completed a study of its research and development activities and identified additional U.S. Federal tax credits of approximately $2.8 million. These credits reduced our effective tax rate by approximately 7.3% and 2.8% for the three and nine month periods ended September 30, 2010, respectively.

The Company’s effective tax rate mainly reflects the tax provision (benefit) for non-U.S. entities only. A full valuation allowance will be maintained against all U.S. deferred tax assets, including U.S. net operating losses and tax credits, until evidence exists that it is more likely than not that the loss carryforward and credit amounts will be utilized to offset U.S. taxable income. The Company’s tax rate may change over time as the amount or mix of income and taxes outside the U.S. changes. The effective tax rate is calculated using projected annual pre-tax income or loss and is affected by research and development tax credits, the expected level of other tax benefits, the impact of changes to the valuation allowance, and changes in the mix of the Company’s pre-tax income and losses among jurisdictions with varying statutory tax rates and credits.

The Company has unrecognized tax benefits of approximately $25.6 million as of September 30, 2010, of which $17.3 million, if recognized, would result in a reduction of the Company’s effective tax rate. The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes. As of September 30, 2010 and December 31, 2009, approximately $4.5 million and $3.8 million, respectively, of accrued interest and penalties related to uncertain tax positions was included in other current liabilities on the unaudited condensed consolidated balance sheets. Penalties and interest related to unrecognized tax benefits in the provision for income taxes of $0.2 million were recorded during the three months ended September 30, 2010 and 2009, and $0.7 million and $0.6 million were recorded during the nine months ended September 30, 2010 and 2009, respectively.

The Company files returns in many foreign and state jurisdictions with varying statutes of limitations, but considers its significant tax jurisdictions to include the United States, Germany and Switzerland. The tax years 2003 to 2009 are open tax years in these major taxing jurisdictions. One of the Company’s Swiss entities is currently being audited for the tax years 2003 through 2006. In addition, a majority of the Company’s German subsidiaries are under tax audit for the years 2003 through 2008. The Company cannot reasonably predict the timing or outcome of these audits.

16.  Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) refers to revenues, expenses, gains and losses that under GAAP are included in other comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to shareholders’ equity, net of tax. The following is a summary of comprehensive income (loss) for the three and nine months ended September 30, 2010 and 2009 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Consolidated net income	$27.9	$16.1	$66.8	$37.4
Foreign currency translation adjustments	53.3	19.5	2.6	15.8
Unrealized gains (losses) on interest rate swap:
Unrealized holding gains (losses) arising during the period	(0.7)	(1.0)	(2.2)	(0.9)
Less reclassification adjustments for settlements included in the determination of net income (loss)	0.6	0.7	2.0	1.8
Pension liability adjustments	(2.0)	—	(1.6)	1.0
Total comprehensive income (loss)	79.1	35.3	67.6	55.1
Less: Comprehensive income (loss) attributable to noncontrolling interests	0.5	(0.3)	0.7	(0.3)
Comprehensive income (loss) attributable to Bruker Corporation	$78.6	$35.6	$66.9	$55.4

17.  Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests for the three months ended September 30, 2010 and 2009 was $0.5 million and $(0.3) million, respectively. Net income (loss) attributable to noncontrolling interests for the nine months ended September 30, 2010 and 2009 was $0.7 million and $(0.3) million, respectively. The net income (loss) attributable to noncontrolling interests represents the minority shareholders’ proportionate share of the net loss recorded by the Company’s majority-owned indirect subsidiaries.

In the second quarter of 2010, the Company sold its ownership interest in Bruker Baltic Ltd. to one of its minority shareholders as part of its efforts to consolidate production and know-how into certain key locations. In addition, the Company made a payment of $0.1 million to certain minority shareholders of RI Research Instruments GmbH during the second quarter of 2010.

18.  Commitments and Contingencies

Legal

Lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. The Company believes the outcome of these proceedings, if any, will not have a material impact on the Company’s financial position or results of operations. As of September 30, 2010, the Company recorded an accrual to recognize an expected loss from a patent infringement action brought by The Research Foundation of the State University of New York. At December 31, 2009, no accruals had been recorded for such potential contingencies.

Letters of Credit and Guarantees

At September 30, 2010 and December 31, 2009, the Company had bank guarantees of $92.4 million and $87.0 million, respectively, for its customer advances. These arrangements guarantee the refund of advance payments received from customers in the event that the merchandise is not delivered in compliance with the terms of the contract. Certain of these guarantees affect the availability of the Company’s lines of credit.

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

Management evaluates segment operating performance and allocates resources based on operating income (loss). The Company uses this measure because it helps provide an understanding of our core operating results. Selected business segment information is presented below for the three and nine months ended September 30, 2010 and 2009 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
Scientific Instruments	$290.5	$251.6	$835.7	$716.5
Energy & Supercon Technologies	22.4	14.2	61.2	36.0
Eliminations (a)	(2.7)	(0.7)	(8.1)	(4.4)
Total revenue	$310.2	$265.1	$888.8	$748.1

Operating Income (Loss):
Scientific Instruments	$40.4	$26.9	$108.5	$63.4
Energy & Supercon Technologies	(0.8)	(1.2)	(3.0)	(4.3)
Corporate, eliminations and other (b)	(0.3)	0.3	(1.4)	1.4
Total operating income	$39.3	$26.0	$104.1	$60.5

(a) Represents product and service revenue between reportable segments.

(b) Represents corporate costs and eliminations not allocated to the reportable segments.

Total assets by segment as of September 30, 2010 and December 31, 2009 are as follows (in millions):

	September 30,	December 31,
	2010	2009
Assets:
Scientific Instruments	$1,251.2	$1,139.7
Energy & Supercon Technologies	70.8	70.3
Eliminations and other (a)	(44.9)	(38.0)
Total assets	$1,277.1	$1,172.0

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

•                  Results of operations. This section provides our analysis of the significant line items on our unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009.

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

On May 19, 2010, we completed our acquisition of three former Varian, Inc. product lines which Agilent Technologies, Inc., divested in connection with obtaining regulatory approval for its May 14, 2010 acquisition of Varian. The Company acquired certain assets and assumed certain liabilities in Varian’s inductively coupled plasma mass spectrometry instruments business, laboratory gas chromatography instruments business, and gas chromatography triple-quadrupole mass spectrometry instruments business, collectively, the chemical analysis business. The chemical analysis business complements our existing mass spectrometry products and expands our offerings to industrial and applied markets that we did not previously serve and also provides opportunities to supply customers with equipment packages that have a broader range of applications and value.

On August 16, 2010, we announced that we entered into a Stock Purchase Agreement with Veeco Instruments Inc. and Veeco Metrology Inc. to acquire Veeco’s scanning probe microscopy and optical industrial metrology instruments business, or the nano surfaces business. We completed the acquisition of the nano surfaces business on October 7, 2010. We believe that the acquired business complements our existing atomic force microscopy products and expands our offerings to industrial and applied markets, specifically, in the fields of materials and nanotechnology research and analysis.

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

We have combined the Bruker AXS, Bruker BioSpin, Bruker Daltonics and Bruker Optics operating segments into the Scientific Instruments reporting segment because each has similar economic characteristics, product processes and services, types and classes of customers, methods of distribution and regulatory environments. As such, management reports its results based on the following segments:

•                  Scientific Instruments.  The operations of this segment include the design, manufacture and distribution of advanced instrumentation and automated solutions based on X-ray technology, spark-optical emission spectroscopy technology, atomic force microscopy, magnetic resonance technology, mass spectrometry technology and infrared and Raman molecular spectroscopy technology. Typical customers of the Scientific Instruments segment include pharmaceutical, biotechnology, and molecular diagnostic companies, academic institutions, medical school and other non-profit organizations, and clinical microbiology laboratories, government departments and agencies, and nanotechnology, semiconductor, chemical, cement, metals and petroleum companies, and food, beverage and agricultural analysis companies and laboratories.

•                  Energy & Supercon Technologies.  The operations of this segment include the design, manufacture and marketing of superconducting materials, primarily metallic low temperature superconductors, for use in magnetic resonance imaging, nuclear magnetic resonance and fusion energy research and other applications, and ceramic high temperature superconductors primarily for fusion energy research applications. We also utilize our low temperature and high temperature superconductors to develop, manufacture and market devices that have applications primarily in “big science” research. Typical customers of the Energy & Supercon Technologies segment include companies in the medical, power and energy, and processing industries, private and public research and development laboratories in the fields of fundamental and applied sciences and energy research, academic institutions and government agencies.

We have announced plans to sell a minority ownership position in our Bruker Energy & Supercon Technologies, Inc. (“BEST”) subsidiary through an initial public offering of the capital stock of BEST. We believe the offering will provide our shareholders greater visibility into BEST’s performance and growth and strengthen BEST’s access to financing for its revenue growth initiatives, including the development of products for the renewable energy and energy infrastructure markets.

Financial Overview

For the three months ended September 30, 2010, our revenue increased by $45.1 million, or 17.0%, to $310.2 million, compared to $265.1 million for the comparable period in 2009. Included in this change in revenue is a decrease of approximately $18.1 million from the impact of foreign exchange due to the strengthening of the U.S. Dollar versus the Euro and other foreign currencies and an increase of approximately $17.1 million attributable to the acquisition of the chemical analysis business. Excluding the effect of foreign exchange and the acquisition, revenue increased by $46.1 million, or 17.4%. The increase in revenue on an adjusted basis is attributable to both the Scientific Instruments segment, which increased by $37.6 million, or 14.9%, and the Energy & Supercon Technologies segment, which increased by $10.5 million, or 73.9%. Revenue in the Scientific Instruments segment reflects an increase in sales from many of our core technologies, particularly in magnetic resonance, mass spectrometry and X-ray. Revenues in the Energy & Supercon Technologies segment increased due to higher demand for low temperature superconducting wire.

For the nine months ended September 30, 2010, our revenue increased by $140.7 million, or 18.8%, to $888.8 million, compared to $748.1 million for the comparable period in 2009. Included in this change in revenue is a decrease of approximately $5.3 million from the impact of foreign exchange due to the strengthening of the U.S. Dollar versus the Euro and other foreign currencies and an increase of approximately $27.6 million attributable to the acquisitions of the chemical analysis business and the research instruments business. Excluding the effect of foreign exchange and the acquisitions, revenue increased by $118.4 million, or 15.8%. The increase in revenue on an adjusted basis is attributable to both the Scientific Instruments segment, which increased by $101.3 million, or 14.1%, and the Energy & Supercon Technologies segment, which increased by $20.8 million, or 57.8%. Revenue in the Scientific Instruments segment reflects an increase in sales of all of our core technologies, particularly in magnetic resonance, X-ray and mass spectrometry. Revenues in the Energy & Supercon Technologies segment increased due to higher demand for low temperature superconducting wire.

The mix of products sold in the Scientific Instruments segment in the three and nine months ended September 30, 2010 reflects increased demand from academic, government and industrial customers. We attribute the increase in sales of magnetic resonance and mass spectrometry products and spending by academic and government customers to our new product introductions over the last twelve to eighteen months and to stimulus packages implemented by governments of various countries, including the U.S., Germany, Japan and China. The improvement in revenues from our industrial customers reflects an ongoing economic improvement in these end markets. In general, the spending patterns of our industrial customers were negatively impacted by the global recession through the first half of 2009. Over the last several quarters we have experienced an increase in demand from these customers and we remain optimistic that the industrial markets we serve will continue to improve. However, we will continue to monitor the recovery of these markets given the current economic environment. Additionally, while many European governments have announced their intentions to reduce overall spending, a number of our key European markets, including Germany, France and the U.K., have announced that research spending will remain stable, or grow in some cases. Based on the recent announcements from these governments and recent announcements from the European Union, we believe that funding for the majority of our products and markets will remain stable, or grow, in most of our key European markets.

Income from operations for the three months ended September 30, 2010 was $39.3 million, resulting in an operating margin of 12.7%, compared to income from operations of $26.0 million, resulting in an operating margin of 9.8%, for the comparable period in 2009. The increase in operating margin is primarily the result of the higher revenue described above and a corresponding improvement in our gross profit margins. Our gross profit margin for the third quarter of 2010 was 47.4%, compared with 45.0% for the comparable period in 2009. The increase in revenue also allowed us to leverage our selling, general and administrative costs and our research and development costs, which decreased to 33.8% of revenue for the three months ended September 30, 2010 compared with 35.0% of revenue for the comparable period of 2009. Improvements in operating margins are attributable to both the Scientific Instruments segment, which increased by $13.5 million, improving operating margins by 3.2%, and the Energy & Supercon Technologies segment which decreased its operating loss by $0.4 million, improving operating margins by 4.9%.

Income from operations for the nine months ended September 30, 2010 was $104.1 million, resulting in an operating margin of 11.7%, compared to income from operations of $60.5 million, resulting in an operating margin of 8.1%, for the comparable period in 2009. The increase in operating margin is primarily the result of higher revenue described above and a corresponding improvement in our gross profit margins. Our gross profit margin as a percentage of revenue was 46.0% for the first nine months of 2010 and 44.5% for the comparable period in 2009. The increase in revenue also allowed us to leverage our selling, general and administrative costs and our research and development costs, which decreased to 33.6% of revenue for the nine months ended September 30, 2010 compared with 36.3% of revenue for the comparable period of 2009. Improvements in operating margins are attributable to both the Scientific Instruments segment, which increased by $45.1 million, improving operating margins by 4.2%, and the Energy & Supercon Technologies segment which decreased its operating loss by $1.3 million, improving operating margins by 7.0%.

Higher gross profit margins in the three and nine months ended September 30, 2010 resulted primarily from changes in product mix, specifically an increase in revenues from high-end instrumentation, including our newly introduced products which were designed to carry higher gross margins than our previous generations of products, and the weakening of the Euro, which favorably impacts our gross profit margins as a majority of our production is performed in Europe. The increase in revenue also allowed us to better utilize our production facilities and leverage our fixed production costs.

We incurred approximately $4.0 million of interest expense during the nine months ended September 30, 2010 compared to $6.2 million for the comparable period in 2009. Of the total interest expense incurred in the first nine months of 2010, approximately $3.6 million related to a credit facility that we entered into during the first quarter of 2008. We initially borrowed $351.0 million under this credit facility in order to finance the acquisition of Bruker BioSpin. In the first nine months of 2010, we repaid approximately $15.0 million of the amounts outstanding under this credit agreement and, from the inception of this agreement through September 30, 2010, we reduced the net amount outstanding by approximately $234.7 million. However, in October 2010, we borrowed $170.0 million under the revolving component of this credit agreement to finance our acquisition and the working capital requirements of the nano surfaces business. The amount borrowed is at an interest rate of less than 1% and will result in approximately $0.3 million of incremental interest expense in the fourth quarter of 2010.

Our effective tax rate for the three months ended September 30, 2010 was 27.0%, compared to 33.5% for the comparable period in 2009. Our effective tax rate for the nine months ended September 30, 2010 was 32.2%, compared to 33.1% for the comparable period in 2009. In the third quarter of 2010, the Company completed a study of its research and development activities and identified additional U.S. Federal tax credits of approximately $2.8 million. These credits reduced our effective tax rate by approximately 7.3% and 2.8% for the three and nine month periods ended September 30, 2010, respectively. The remaining change in our effective tax rate relates primarily to the amount and mix of income and taxes outside the U.S.

Our net income attributable to the shareholders of Bruker Corporation for the three months ended September 30, 2010 was $27.4 million, or $0.17 per diluted share, compared to $16.4 million, or $0.10 per diluted share, for the comparable period in 2009. Our net income attributable to the shareholders of Bruker Corporation for the nine months ended September 30, 2010 was $66.1 million, or $0.40 per diluted share, compared to $37.7 million, or $0.23 per diluted share, for the comparable period in 2009.

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

Goodwill, other intangible assets and other long-lived assets. We evaluate whether goodwill is impaired annually and when events occur or circumstances change. We test goodwill for impairment at the reporting unit level (the operating segment or one level below an operating segment). The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using an income approach methodology of valuation that includes the discounted cash flow method. Estimating the fair value of the reporting units requires significant judgments by management about the future cash flows. If the carrying amount of a reporting unit exceeds the fair value of the reporting unit, we perform the second step of the goodwill impairment test to measure the amount of the impairment. In the second step of the goodwill impairment test we compare the implied fair value of the reporting unit’s goodwill with the carrying value of that goodwill. We also review finite-lived intangible assets and other long-lived assets when indications of potential impairment exists, such as a significant reduction in undiscounted cash flows associated with the assets. Should the fair value of our long-lived assets decline because of reduced operating performance, market declines, or other indicators of impairment, a charge to operations for impairment may be necessary.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 compared to the Three Months Ended September 30, 2009

Consolidated Results

The following table presents our results for the three months ended September 30, 2010 and 2009 (dollars in millions, except per share data):

	Three Months Ended
	September 30,
	2010	2009
Product revenue	$269.7	$230.7
Service revenue	39.1	32.4
Other revenue	1.4	2.0
Total revenue	310.2	265.1

Cost of product revenue	143.5	127.9
Cost of service revenue	19.8	18.0
Total cost of revenue	163.3	145.9
Gross profit	146.9	119.2

Operating expenses:
Selling, general and administrative	72.2	61.2
Research and development	32.5	31.6
Amortization of acquisition-related intangible assets	1.0	0.4
Other charges	1.9	—
Total operating expenses	107.6	93.2
Operating income	39.3	26.0

Interest and other income (expense), net	(1.1)	(1.8)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	38.2	24.2
Income tax provision	10.3	8.1
Consolidated net income	27.9	16.1
Net income (loss) attributable to noncontrolling interest in consolidated subsidiaries	0.5	(0.3)
Net income attributable to Bruker Corporation	$27.4	$16.4

Net income per common share attributable to
Bruker Corporation shareholders:
Basic and diluted	$0.17	$0.10

Weighted average common shares outstanding:
Basic	164.5	163.5
Diluted	165.7	165.0

Revenue

For the three months ended September 30, 2010, our revenue increased by $45.1 million, or 17.0%, to $310.2 million, compared to $265.1 million for the comparable period in 2009. Included in this change in revenue is a decrease of approximately $18.1 million from the impact of foreign exchange due to the strengthening of the U.S. Dollar versus the Euro and other foreign currencies and an increase of approximately $17.1 million attributable to the acquisition of the chemical analysis business. Excluding the effect of foreign exchange and the acquisition, revenue increased by $46.1 million, or 17.4%. The increase in revenue on an adjusted basis is attributable to both the Scientific Instruments segment, which increased by $37.6 million, or 14.9%, and the Energy & Supercon Technologies segment, which increased by $10.5 million, or 73.9%. Revenue in the Scientific Instruments segment reflects an increase in sales from many of our core technologies, particularly in magnetic resonance, mass spectrometry and X-ray. Revenues in the Energy & Supercon Technologies segment increased due to higher demand for low temperature superconducting wire.

The mix of products sold in the Scientific Instruments segment reflects increased demand from academic, government and industrial customers. We attribute the increase in sales of magnetic resonance and mass spectrometry products and spending by academic and government customers to our new product introductions over the last twelve to eighteen months and to stimulus packages implemented by governments of various countries, including the U.S., Germany, Japan and China. The improvement in revenues from our industrial customers reflects an ongoing economic improvement in these end markets.

Cost of Revenue

Our cost of product and service revenue for the three months ended September 30, 2010 was $163.3 million, resulting in a gross profit margin of 47.4%, compared to cost of product and service revenue of $145.9 million, resulting in a gross profit margin of 45.0%, for the comparable period in 2009. Higher gross profit margins resulted primarily from changes in product mix, specifically an increase in revenues from high-end instrumentation, including our newly introduced products which were designed to carry higher gross margins than our previous generations of products, and the weakening of the Euro, which favorably impacts our gross profit margins as a majority of our production is performed in Europe. The increase in revenue also allowed us to better utilize our production facilities and leverage our fixed production costs. We also reduced production costs through various cost saving initiatives and strict cost control in our manufacturing facilities.

In the third quarter of 2010, we delivered, installed and received customer acceptance on a 17.2 Tesla magnetic resonance imaging system. Because of nature of this project, the majority of costs incurred were charged to research and development expense rather than capitalized as inventory. As a result, the sale of the system carried a gross profit margin that was higher than that of our other magnetic resonance imaging systems. Additionally, the costs of the labor and materials required for the rework of certain specialty magnets that did not meet customer specifications were recorded as a charge to cost of product revenue in the third quarter of 2010. Although these items individually impacted our gross profit margin in the third quarter of 2010, in the aggregate they did not have a material impact on gross profit margins in the quarter.

Selling, General and Administrative

Our selling, general and administrative expense for the three months ended September 30, 2010 increased to $72.2 million, or 23.3% of total revenue, from $61.2 million, or 23.1% of total revenue, for the comparable period in 2009. The increase in selling, general and administrative expense is attributable to increases in headcount in support of our revenue growth and as a result of acquisitions. Higher revenues resulted in an increase in commissions and related selling expenses which also contributed to the increase in selling, general and administrative expense. Increases in selling, general and administrative expenses were offset, in part, by changes in foreign currency exchange rates, primarily the Euro.

Research and Development

Our research and development expense for the three months ended September 30, 2010 increased to $32.5 million, or 10.5% of total revenue, compared with research and development expense of $31.6 million, or 11.9% of total revenue, for the comparable period in 2009. Research and development expenses increased in the third quarter of 2010 compared with the third quarter of 2009 as a result of increases in headcount and materials costs in support of new product development and as a result of acquisitions. However, these increases were offset by changes in foreign currency exchange rates, primarily the Euro, as the majority of our research and development is performed in Europe.

Amortization of Acquisition-Related Intangible Assets

Our amortization expense from acquisition-related intangible assets was $1.0 million for the three months ended September 30, 2010 compared with $0.4 million for the comparable period in 2009. The increase in amortization expense relates to intangible assets acquired in connection with the purchase of the chemical analysis business from Agilent.

Other Charges

Other charges of $1.9 million in the third quarter of 2010 relate entirely to the Scientific Instruments segment. Other charges consists of $1.0 million of acquisition-related costs incurred in connection with our acquisitions of the chemical analysis business from Agilent and the nano surfaces business from Veeco and $0.9 million incurred under transition services agreements with Agilent. We do not expect these transition costs to recur after the end of the transition services agreements.

There were no similar charges recorded in the third quarter of 2009.

Interest and Other Income (Expense), Net

Interest and other income (expense), net during the three months ended September 30, 2010 was $(1.1) million, compared to $(1.8) million for the comparable period of 2009.

During the three months ended September 30, 2010, the major component within interest and other income (expense), net was net interest expense of $1.1 million. During the three months ended September 30, 2009, the major components within interest and other income (expense), net, were net interest expense of $1.4 million and realized and unrealized losses on foreign currency transactions of $0.8 million.

The decrease in interest expense is a function of lower outstanding debt, as we repaid approximately $16.3 million of debt in the first nine months of 2010.

Income Tax Provision

Our effective tax rate generally reflects our tax provision for non-U.S. entities only. We maintain a full valuation allowance against all U.S. deferred tax assets, including our U.S. net operating losses and tax credits, until evidence exists that it is more likely than not that the loss carryforward and credit amounts will be utilized to offset U.S. taxable income. Our tax rate may change over time as the amount and mix of income and taxes outside the U.S. changes. The effective tax rate is calculated using our projected annual pre-tax income or loss and is affected by tax credits, the expected level of other tax benefits, and the impact of changes to the valuation allowance, as well as changes in the mix of our pre-tax income and losses among jurisdictions with varying statutory tax rates and credits.

The income tax provision for the three months ended September 30, 2010 was $10.3 million compared to $8.1 million for the three months ended September 30, 2009, representing effective tax rates of 27.0% and 33.5%, respectively. In the third quarter of 2010, the Company completed a study of its research and development activities and identified additional U.S. Federal tax credits of approximately $2.8 million. These credits reduced our effective tax rate by approximately 7.3% for the third quarter of 2010. There were no discrete items of a material nature that impacted the effective tax rate for the third quarter of 2009.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests for the three months ended September 30, 2010 was $0.5 million compared to $(0.3) million for the comparable period of 2009. Net income (loss) attributable to noncontrolling interests represents the minority shareholders’ proportionate share of the net income (loss) recorded by our majority-owned indirect subsidiaries.

Net Income Attributable to Bruker Corporation

Our net income for the three months ended September 30, 2010 was $27.4 million, or $0.17 per diluted share, compared to $16.4 million, or $0.10 per diluted share for the comparable period in 2009.

Segment Results

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment for the three months ended September 30, 2010 and 2009 (dollars in millions):

	Three Months Ended September 30,		Dollar	Percentage
	2010	2009	Change	Change
Scientific Instruments	$290.5	$251.6	$38.9	15.5%
Energy & Supercon Technologies	22.4	14.2	8.2	57.7%
Eliminations (a)	(2.7)	(0.7)	(2.0)
	$310.2	$265.1	$45.1	17.0%

(a) Represents product and service revenue between reportable segments.

Scientific Instruments Segment Revenues

Scientific Instruments segment revenue increased by $38.9 million, or 15.5%, to $290.5 million for the three months ended September 30, 2010, compared to $251.6 million for the comparable period in 2009. Included in this change in revenue is a decrease of approximately $15.8 million from the impact of foreign exchange due to the strengthening of the U.S. Dollar versus the Euro and other foreign currencies and an increase of approximately $17.1 million attributable to the acquisition of the chemical analysis business. Excluding the effect of foreign exchange and the acquisition, revenue increased by $37.6 million, or 14.9%. The increase in revenue, excluding the effect of foreign exchange and acquisition, reflects an increase in sales from many of our core technologies, particularly in magnetic resonance, mass spectrometry and X-ray. The mix of products sold in the Scientific Instruments segment reflects increased demand from academic, government and industrial customers. We attribute the increase in spending by academic and government customers to our new product introductions over the last twelve to eighteen months and stimulus packages implemented by governments of various countries, including the U.S., Germany, Japan and China. We have also seen increased demand from our industrial customers as economic conditions have shown signs of improvement.

System revenue and aftermarket revenue as a percentage of total Scientific Instruments segment revenue were as follows during the three months ended September 30, 2010 and 2009 (dollars in millions):

	Three Months Ended September 30,
	2010		2009
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System revenue	$234.5	80.7%	$197.6	78.5%
Aftermarket revenue	56.0	19.3%	54.0	21.5%
Total revenue	$290.5	100.0%	$251.6	100.0%

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

Energy & Supercon Technologies Segment Revenues

Energy & Supercon Technologies segment revenue increased by $8.2 million, or 57.7%, to $22.4 million for the three months ended September 30, 2010, compared to $14.2 million for the comparable period in 2009. Included in this change in revenue is a decrease of approximately $2.3 million from the impact of foreign exchange due to the strengthening of the U.S. Dollar versus the Euro and other foreign currencies. Excluding the effect of foreign exchange, revenue increased by $10.5 million, or 73.9%. The increase in revenue was the result of higher demand for low temperature superconducting wire.

System and wire revenue and aftermarket revenue as a percentage of total Energy & Supercon Technologies segment revenue were as follows during the three months ended September 30, 2010 and 2009 (dollars in millions):

	Three Months Ended September 30,
	2010		2009
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System and wire revenue	$20.9	93.3%	$13.5	95.1%
Aftermarket revenue	1.5	6.7%	0.7	4.9%
Total revenue	$22.4	100.0%	$14.2	100.0%

System and wire revenues in the Energy & Supercon Technologies segment include low and high temperature superconducting wire and superconducting devices, including magnets, linear accelerators and radio frequency cavities. Aftermarket revenues in the Energy & Supercon Technologies segment include accessory sales.

Income (Loss) from Operations

The following table presents income (loss) from operations and operating margins on revenue by reportable segment for the three months ended September 30, 2010 and 2009 (dollars in millions):

	Three Months Ended September 30,
	2010		2009
	Operating Income (Loss)	Percentage of Segment Revenue	Operating Income (Loss)	Percentage of Segment Revenue
Scientific Instruments	$40.4	13.9%	$26.9	10.7%
Energy & Supercon Technologies	(0.8)	(3.6)%	(1.2)	(8.5)%
Corporate, eliminations and other (a)	(0.3)		0.3
Total operating income	$39.3	12.7%	$26.0	9.8%

(a) Represents corporate costs and eliminations not allocated to the reportable segments.

Scientific Instruments segment income from operations for the three months ended September 30, 2010 was $40.4 million, resulting in an operating margin of 13.9%, compared to income from operations of $26.9 million, resulting in an operating margin of 10.7%, for the comparable period in 2009. Income from operations in the Scientific Instruments segment improved as a result of the higher revenues described above and an improvement in gross profit margins.

In the third quarter of 2010, gross profit margin as a percentage of revenue in the Scientific Instruments segment increased to 49.5% from 45.7% for the comparable period in 2009. Higher gross profit margins resulted primarily from changes in product mix, specifically an increase in revenues from high-end instrumentation, including our newly introduced products which were designed to carry higher gross margins than our previous generations of products, and the weakening of the Euro, which favorably impacts our gross profit margins as a majority of our production is performed in Europe. The increase in revenue also allowed us to better utilize our production facilities and leverage our fixed production costs. We also reduced production costs through various cost saving initiatives.

In the third quarter of 2010, selling, general and administrative expenses and research and development expenses in the Scientific Instruments segment increased to $100.7 million, or 34.7% of segment revenue, from $87.7 million, or 34.9% of segment revenue for the comparable period in 2009. This increase in cost is a function of incremental investments in sales and marketing activities and research and development activities that we believe will generate future growth, as well as increases in operating expenses related to acquisitions completed in 2010. Changes in foreign currency exchange rates partially offset the increase in operating expenses.

Energy & Supercon Technologies segment loss from operations for the three months ended September 30, 2010 was $0.8 million, resulting in an operating margin of (3.6)%, compared to a loss from operations of $1.2 million, resulting in an operating margin of (8.5)%, for the comparable period in 2009. The improvement in operating loss is a function of higher revenues.

Nine Months Ended September 30, 2010 compared to the Nine Months Ended September 30, 2009

Consolidated Results

The following table presents our results for the nine months ended September 30, 2010 and 2009 (dollars in millions, except per share data):

	Nine Months Ended
	September 30,
	2010	2009
Product revenue	$780.7	$655.8
Service revenue	103.1	87.6
Other revenue	5.0	4.7
Total revenue	888.8	748.1

Cost of product revenue	426.8	364.8
Cost of service revenue	53.1	50.2
Total cost of revenue	479.9	415.0
Gross profit	408.9	333.1

Operating expenses:
Selling, general and administrative	201.9	180.1
Research and development	96.5	91.8
Amortization of acquisition-related intangible assets	2.1	1.3
Other charges (credits), net	4.3	(0.6)
Total operating expenses	304.8	272.6
Operating income	104.1	60.5

Interest and other income (expense), net	(5.6)	(4.6)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	98.5	55.9
Income tax provision	31.7	18.5
Consolidated net income	66.8	37.4
Net income attributable to noncontrolling interest in consolidated subsidiaries	0.7	(0.3)
Net income attributable to Bruker Corporation	$66.1	$37.7

Net income per common share attributable to
Bruker Corporation shareholders:
Basic and diluted	$0.40	$0.23

Weighted average common shares outstanding:
Basic	164.3	163.4
Diluted	165.6	164.7

Revenue

For the nine months ended September 30, 2010, our revenue increased by $140.7 million, or 18.8%, to $888.8 million, compared to $748.1 million for the comparable period in 2009. Included in this change in revenue is a decrease of approximately $5.3 million from the impact of foreign exchange due to the strengthening of the U.S. Dollar versus the Euro and other foreign currencies and an increase of approximately $27.6 million attributable to the acquisition of the chemical analysis business and the research instruments business. Excluding the effect of foreign exchange and these acquisitions, revenue increased by $118.4 million, or 15.8%. The increase in revenue on an adjusted basis is attributable to both the Scientific Instruments segment, which increased by $101.3 million, or 14.1%, and the Energy & Supercon Technologies segment, which increased by $20.8 million, or 57.8%. Revenue in the Scientific Instruments segment reflects an increase in sales of all our core technologies, particularly in magnetic resonance, mass spectrometry and X-ray. Revenues in the Energy & Supercon Technologies segment increased due to higher demand for low temperature superconducting wire.

The mix of products sold in the Scientific Instruments segment reflects increased demand from academic, government and industrial customers. We attribute the increase in sales of magnetic resonance and mass spectrometry products and spending by academic and government customers to our new product introductions over the last twelve to eighteen months and to stimulus packages implemented by governments of various countries, including the U.S., Germany, Japan and China. The improvement in revenues from our industrial customers reflects an ongoing economic improvement in these end markets. In general, the spending patterns of our industrial customers were negatively impacted by the global recession through the first half of 2009. Over the last several quarters we have experienced an increase in demand from these customers and we remain optimistic that the industrial markets we serve will continue to improve. However, we will continue to monitor the recovery of these markets given the current economic environment. Additionally, while many European governments have announced their intentions to reduce overall spending, a number of our key European markets, including Germany, France and the U.K., have announced that research spending will remain stable, or grow in some cases. Based on the recent announcements from these governments and recent announcements from the European Union, we believe that funding for the majority of our products and markets will remain stable, or grow, in most of our key European markets.

Cost of Revenue

Our cost of product and service revenue for the nine months ended September 30, 2010 was $479.9 million, resulting in a gross profit margin of 46.0%, compared to cost of product and service revenue of $415.0 million, resulting in a gross profit margin of 44.5%, for the comparable period in 2009. Higher gross profit margins resulted primarily from changes in product mix, specifically an increase in revenues from high-end instrumentation, including our newly introduced products which were designed to carry higher gross margins than our previous generations of products, and the weakening of the Euro, which favorably impacts our gross profit margins as a majority of our production is performed in Europe. The increase in revenue also allowed us to better utilize our production facilities and leverage our fixed production costs. We also reduced production costs through various cost saving initiatives and strict cost control in our manufacturing facilities.

Selling, General and Administrative

Our selling, general and administrative expense for the nine months ended September 30, 2010 increased to $201.9 million, or 22.7% of revenue, from $180.1 million, or 24.1% of revenue, for the comparable period in 2009. The increase in selling, general and administrative expense is attributable to increases in headcount in support of our revenue growth and as a result of acquisitions. Higher revenues resulted in an increase in commissions and related selling expenses which also contributed to the increase in selling, general and administrative expense. Increases in selling, general and administrative expenses were offset, in part, by changes in foreign currency exchange rates, primarily the Euro.

Research and Development

Our research and development expense for the nine months ended September 30, 2010 increased to $96.5 million, or 10.9% of revenue, from $91.8 million, or 12.3% of product and service revenue, for the comparable period in 2009. Research and development expenses increased in the first nine months of 2010 compared with the first nine months of 2009 as a result of increases in headcount and materials costs in support of new product development and as a result of acquisitions. However, these increases were offset by changes in foreign currency exchange rates, primarily the Euro, as the majority of our research and development is performed in Europe.

Amortization of Acquisition-Related Intangible Assets

Our amortization expense from acquisition-related intangible assets was $2.1 million for the nine months ended September 30, 2010 compared with $1.3 million for the comparable period in 2009. The increase in amortization expense relates to intangible assets acquired in connection with the purchase of the chemical analysis business from Agilent.

Other Charges (Credits), Net

Other charges (credits), net of $4.3 million in the first nine months of 2010 related entirely to the Scientific Instruments segment and include a loss of $1.0 million associated with the sale of our investment in Bruker Baltic Ltd., a manufacturing site located in Riga, Latvia that was engaged in the production of certain components used in our X-ray product lines. In addition, we incurred $0.2 million of restructuring charges, which related primarily to severance incurred in connection with closing a production facility in Herzogenrath, Germany. We incurred the loss on our investment and the restructuring charges as part of our broader corporate strategy of reducing costs and consolidating critical production and know-how in certain key production sites. In addition, other charges (credits), net in the first nine months of 2010 includes $1.7 million of acquisition-related costs incurred in connection with our acquisitions of the chemical analysis business from Agilent and the nano surfaces business from Veeco and $1.4 million incurred under transition services agreements with Agilent. We do not expect these transition costs to recur after the end of the transition services agreements.

Acquisition-related credits of $(0.6) million in the first nine months of 2009 relate entirely to the Energy & Supercon Technologies segment and include a bargain purchase gain of $2.1 million recorded in connection with the acquisition of the research instruments business from Varian Medical Systems, offset, in part, by $0.8 million of transaction costs incurred in connection with the acquisition of the research instruments business and $0.7 million of impairment charges associated with certain fixed assets used in the production of certain superconducting wire.

Interest and Other Income (Expense), Net

Interest and other income (expense), net during the nine months ended September 30, 2010 was $(5.6) million, compared to $(4.6) million for the comparable period of 2009.

During the nine months ended September 30, 2010, the major components within interest and other income (expense), net were net interest expense of $3.6 million and unrealized losses on foreign currency transactions of $2.0 million. During the nine months ended September 30, 2009, the major component within interest and other income (expense), net was net interest expense of $5.0 million.

The decrease in interest expense is a function of lower outstanding debt, as we repaid approximately $16.3 million of debt in the first nine months of 2010.

Income Tax Provision

Our effective tax rate generally reflects our tax provision for non-U.S. entities only. We maintain a full valuation allowance against all U.S. deferred tax assets, including our U.S. net operating losses and tax credits, until evidence exists that it is more likely than not that the loss carryforward and credit amounts will be utilized to offset U.S. taxable income. Our tax rate may change over time as the amount and mix of income and taxes outside the U.S. changes. The effective tax rate is calculated using our projected annual pre-tax income or loss and is affected by tax credits, the expected level of other tax benefits, and the impact of changes to the valuation allowance, as well as changes in the mix of our pre-tax income and losses among jurisdictions with varying statutory tax rates and credits.

The income tax provision for the nine months ended September 30, 2010 was $31.7 million compared to $18.5 million for the nine months ended September 30, 2009, representing effective tax rates of 32.2% and 33.1%, respectively. In the third quarter of 2010, the Company completed a study of its research and development activities and identified additional U.S. Federal tax credits of approximately $2.8 million. These credits reduced our effective tax rate by approximately 2.8% for the nine months ended September 30, 2010. There were no discrete items of a material nature that impacted the effective tax rate for the nine months ended September 30, 2009.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the nine months ended September 30, 2010 was $0.7 million compared to $(0.3) million for the comparable period of 2009. Net income (loss) attributable to noncontrolling interests represents the minority shareholders’ proportionate share of the net income (loss) recorded by our majority-owned indirect subsidiaries.

Net Income Attributable to Bruker Corporation

Our net income for the nine months ended September 30, 2010 was $66.1 million, or $0.40 per diluted share, compared to $37.7 million, or $0.23 per diluted share for the comparable period in 2009.

Segment Results

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment for the nine months ended September 30, 2010 and 2009 (dollars in millions):

	Nine Months Ended September 30,		Dollar	Percentage
	2010	2009	Change	Change
Scientific Instruments	$835.7	$716.5	$119.2	16.6%
Energy & Supercon Technologies	61.2	36.0	25.2	70.0%
Eliminations (a)	(8.1)	(4.4)	(3.7)
	$888.8	$748.1	$140.7	18.8%

(a) Represents product and service revenue between reportable segments.

Scientific Instruments Segment Revenues

Scientific Instruments segment revenue increased by $119.2 million, or 16.6%, to $835.7 million for the nine months ended September 30, 2010, compared to $716.5 million for the comparable period in 2009. Included in this change in revenue is a decrease of approximately $2.9 million from the impact of foreign exchange due to the strengthening of the U.S. Dollar versus the Euro and other foreign currencies and an increase of approximately $20.8 million attributable to the acquisition of the chemical analysis business. Excluding the effect of foreign exchange and the acquisition, revenue increased by $101.3 million, or 14.1%. The increase in revenue, excluding the effect of foreign exchange and acquisition, reflects an increase in sales of all of our core technologies, particularly in magnetic resonance, mass spectrometry and X-ray. The mix of products sold in the Scientific Instruments segment reflects increased demand from academic, government and industrial customers. We attribute the increase in spending by academic and government customers to new product introductions over the last twelve to eighteen months and stimulus packages implemented by governments of various countries, including the U.S., Germany, Japan and China. We have also seen increased demand from our industrial customers as economic conditions have shown signs of improvement.

System revenue and aftermarket revenue as a percentage of total Scientific Instruments segment revenue were as follows during the nine months ended September 30, 2010 and 2009 (dollars in millions):

	Nine Months Ended September 30,
	2010		2009
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System revenue	$672.4	80.5%	$565.4	78.9%
Aftermarket revenue	163.3	19.5%	151.1	21.1%
Total revenue	$835.7	100.0%	$716.5	100.0%

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

Energy & Supercon Technologies Segment Revenues

Energy & Supercon Technologies segment revenue increased by $25.2 million, or 70.0%, to $61.2 million for the nine months ended September 30, 2010, compared to $36.0 million for the comparable period in 2009. Included in this change in revenue $6.8 million attributable to the research instruments business we acquired from Varian Medical Systems and a decrease of approximately $2.4 million from the impact of foreign exchange due to the strengthening of the U.S. Dollar versus the Euro and other foreign currencies. Excluding the effect of the acquisition and foreign exchange, revenue increased by $20.8 million, or 57.8%. The increase in revenue was the result of higher demand for low temperature superconducting wire.

System and wire revenue and aftermarket revenue as a percentage of total Energy & Supercon Technologies segment revenue were as follows during the nine months ended September 30, 2010 and 2009 (dollars in millions):

	Nine Months Ended September 30,
	2010		2009
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System and wire revenue	$58.3	95.3%	$34.4	95.6%
Aftermarket revenue	2.9	4.7%	1.6	4.4%
Total revenue	$61.2	100.0%	$36.0	100.0%

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

Income (Loss) from Operations

The following table presents income (loss) from operations and operating margins on revenue by reportable segment for the nine months ended September 30, 2010 and 2009 (dollars in millions):

	Nine Months Ended September 30,
	2010		2009
	Operating Income (Loss)	Percentage of Segment Revenue	Operating Income (Loss)	Percentage of Segment Revenue
Scientific Instruments	$108.5	13.0%	$63.4	8.8%
Energy & Supercon Technologies	(3.0)	(4.9)%	(4.3)	(11.9)%
Corporate, eliminations and other (a)	(1.4)		1.4
Total operating income	$104.1	11.7%	$60.5	8.1%

(a) Represents corporate costs and eliminations not allocated to the reportable segments.

Scientific Instruments segment income from operations for the nine months ended September 30, 2010 was $108.5 million, resulting in an operating margin of 13.0%, compared to income from operations of $63.4 million, resulting in an operating margin of 8.8%, for the comparable period in 2009. Income from operations in the Scientific Instruments segment improved as a result of the higher revenues described above, an improvement in gross profit margins and a reduction in operating expenses as a percentage of revenue.

In the first nine months of 2010, gross profit margin as a percentage of revenue in the Scientific Instruments segment increased to 47.8% from 45.5% for the comparable period in 2009. Higher gross profit margins resulted primarily from changes in product mix, specifically an increase in revenues from high-end instrumentation, including our newly introduced products which were designed to carry higher gross margins than our previous generations of products, and the weakening of the Euro, which favorably impacts our gross profit margins as a majority of our production is performed in Europe. The increase in revenue also allowed us to better utilize our production facilities and leverage our fixed production costs. We also reduced production costs through various cost saving initiatives.

In the first nine months of 2010, selling, general and administrative expenses and research and development expenses in the Scientific Instruments segment increased to $285.2 million, or 34.1% of segment revenue, from $261.5 million, or 36.5% of segment revenue for the comparable period in 2009. This increase is a function of incremental investments in sales and marketing activities and research and development activities that we believe will generate future growth, as well as increases in operating expenses related to acquisitions completed in 2010. Changes in foreign currency exchange rates partially offset the increase in operating expenses.

Energy & Supercon Technologies segment loss from operations for the nine months ended September 30, 2010 was $3.0 million, resulting in an operating margin of (4.9)%, compared to a loss from operations of $4.3 million, resulting in an operating margin of (11.9)%, for the comparable period in 2009. The loss from operations in the first nine months of 2009 included a bargain purchase gain of $2.1 million recorded in connection with the acquisition of the research instruments business from Varian Medical Systems, offset, in part, by $0.8 million of transaction costs incurred in connection with the acquisition of the research instruments business and $0.7 million of impairment charges associated with certain fixed assets used in the production of certain superconducting wire. Excluding the effects of these net credits, the loss from operations in the first nine months of 2009 was $4.9 million, resulting in an operating margin of (13.6)%. The improvement in operating loss, excluding the net credit described above is a function of higher revenues and the resulting improvement in gross margins.

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

During the nine months ended September 30, 2010, net cash provided by operating activities was $62.7 million, resulting primarily from $90.3 million of consolidated net income adjusted for non-cash items and $(27.6) million of net changes in working capital. During the nine months ended September 30, 2009, net cash provided by operating activities was $67.3 million, resulting primarily from $54.7 million of net income adjusted for non-cash items and $12.6 million of net changes in working capital. The increase in profitability did not generate improvements in cash flow because of an increase in working capital. The increase in working capital was primarily a function higher inventory balances that are required to support our anticipated fourth quarter revenues. We anticipate an improvement in working capital in the fourth quarter, resulting primarily from decreases in inventory balances.

During the nine months ended September 30, 2010, net cash used by investing activities was $58.3 million, compared to net cash used by investing activities of $10.5 million during the nine months ended September 30, 2009. Cash used by investing activities during the nine months ended September 30, 2010 was attributable to $37.8 million used for acquisitions and $20.5 million of capital expenditures. Cash used by investing activities during the nine months ended September 30, 2009 was attributable primarily to $8.9 million of capital expenditures and $1.6 million used for acquisitions. Capital expenditures during the nine months ended September 30, 2010 were at a level consistent with our planned capital spending of $20.0 million to $30.0 million in 2010.

During the nine months ended September 30, 2010, net cash used by financing activities was $14.5 million, compared to net cash used by financing activities of $71.7 million during the nine months ended September 30, 2009. Cash used by financing activities during the nine months ended September 30, 2010 and September 30, 2009 was primarily attributable to $16.3 million and $71.6 million, respectively, of net debt repayments under various long-term and short-term arrangements.

At September 30, 2010, we had outstanding debt totaling $121.4 million consisting of $116.3 million outstanding under the term loan component of the Credit Agreement and $5.1 million under capital lease obligations. At December 31, 2009, we had outstanding debt totaling $137.7 million consisting of $131.3 million outstanding under the term loan component of the Credit Agreement, $0.3 million outstanding under other long-term debt arrangements, $0.1 million outstanding under other revolving lines of credit and $6.0 million under capital lease obligations.

In February 2008, we entered into a credit agreement with a syndication of lenders, which we refer to as the Credit Agreement. The Credit Agreement provides a revolving credit line with a maximum commitment of $230.0 million and a term loan facility of $150.0 million. The outstanding principal and interest under the term loan is payable in quarterly installments through December 2012. Borrowings under the Credit Agreement bear interest, at our option, at either (i) the higher of the prime rate or the federal funds rate plus 0.50%, or (ii) adjusted LIBOR, plus margins ranging from 0.40% to 1.25% and a facility fee ranging from 0.10% to 0.20%. As of September 30, 2010, the weighted average interest rate of borrowings under the term facility of the Credit Agreement was approximately 2.7%.

Borrowings under the Credit Agreement are secured by the pledge to the banks of 100% of the capital stock of each of our wholly-owned domestic subsidiaries and 65% of the capital stock of certain of our wholly-owned direct or indirect foreign subsidiaries. The Credit Agreement also requires that we maintain certain financial ratios related to maximum leverage and minimum interest coverage, as defined in the Credit Agreement. Specifically, our leverage ratio cannot exceed 3.0 and our interest coverage ratio cannot be less than 3.0. In addition to the financial ratios, the Credit Agreement restricts, among other things, our ability to do the following: make certain payments; incur additional debt; incur certain liens; make certain investments, including derivative agreements; merge, consolidate, sell or transfer all or substantially all of our assets; and enter into certain transactions with affiliates. Our failure to comply with any of these restrictions or covenants may result in an event of default under the applicable debt instrument, which could permit acceleration of the debt under that instrument and require us to prepay that debt before its scheduled due date. As of September 30, 2010, the latest measurement date, we were in compliance with the covenants of the Credit Agreement.

In addition to revolving loans under the Credit Agreement, we have other revolving loans with various financial institutions located primarily in Germany, Switzerland and France. The following is a summary of the maximum commitments and net amounts available to the Company under revolving loans as of September 30, 2010 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
Credit Agreement	—%	$230.0	$—	$1.5	$228.5
Other revolving loans	—%	112.6	—	90.9	21.7
Total revolving loans		$342.6	$—	$92.4	$250.2

On October 1, 2010, we borrowed $170.0 million under the revolving loan component of the Credit Agreement to finance our acquisition and the working capital requirements of the nano surfaces business. The borrowing under the Credit Agreement reduced the total amount available to us from our lenders. The Company is considering various long-term financing alternatives to replace the short-term borrowing under the Credit Agreement.

As of September 30, 2010, we had approximately $3.5 million of net operating loss carryforwards available to reduce future U.S. taxable income. However, these losses are severely limited in terms of their use. The Company also has approximately $49.0 million of German Trade Tax net operating losses that are carried forward indefinitely and U.S. tax credits of approximately $2.5 million available to offset future tax liabilities that expire at various dates. U.S. tax credits, after the filing of the 2009 U.S. Federal tax return in September 2010, include foreign tax credits of $0.6 million expiring in various years through 2020 and state research and development tax credits of $1.8 million expiring at various dates through 2024 and other credits of $0.1 million. These operating losses and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

The following table summarizes maturities for our significant financial obligations as of September 30, 2010 (in millions):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Long-term debt, including current portion	$121.4	$27.1	$92.3	$1.3	$0.7
Derivative liabilities	7.0	5.5	1.5	—	—
Uncertain tax contingencies	25.6	—	25.6	—	—

As of October 1, 2010, the $170.0 million we borrowed under the Credit Agreement is due in less than one year but we have the ability to extend the maturity through February 2013.

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

Impact of Foreign Currencies

We generate a substantial portion of our revenues in international markets, principally Europe and Japan, which exposes our operations to the risk of exchange rate fluctuations. The impact of currency exchange rate movement can be positive or negative in any period. Our costs related to sales in foreign currencies are largely denominated in the same respective currencies, limiting our transaction risk exposure. However, for sales not denominated in U.S. Dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. Dollars, it will require more of the foreign currency to equal a specified amount of U.S. Dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. Dollars than we did before the rate increase went into effect. If we price our products in U.S. Dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. Dollar could result in our prices not being competitive in a market where business is transacted in the local currency.

Our net foreign exchange losses, net were $2.0 million and $0.2 million for the nine months ended September 30, 2010 and 2009, respectively. From time to time, we enter into foreign currency contracts in order to minimize the volatility that fluctuations in exchange rates have on our cash flows related to purchases and sales denominated in foreign currencies. We will continue to evaluate our currency risks and in the future may utilize foreign currency contracts more frequently as part of a transactional hedging program.

Impact of Interest Rates

We may invest excess cash in short-term investments that are subject to changes in interest rates. We believe that the market risk arising from holding these financial instruments is minimal.

Our exposure related to adverse movements in interest rates is derived primarily from outstanding floating rate debt instruments that are indexed to short-term market rates. Our objective in managing our exposure to interest rates is to decrease the volatility that changes in interest rates might have on our earnings and cash flows. To achieve this objective we have entered into interest rate swaps. In April 2008, we entered into an interest rate swap arrangement to pay a fixed rate of approximately 3.8% and receive a variable rate based on three month LIBOR through December 31, 2012. The initial notional amount of this interest swap was $90.0 million and amortizes in proportion to the term debt component of our Credit Agreement. At September 30, 2010, the outstanding notional amount of this swap was $69.8 million. We have determined that this swap is an effective hedge of the variability of cash flows of the interest payments. At September 30, 2010, a 10% increase or decrease in the average cost of our outstanding variable rate debt would not result in a material change in pre-tax interest expense.

Inflation

We do not believe inflation had a material impact on our business or operating results during any of the periods presented.

ITEM 4.                                                CONTROLS AND PROCEDURES

We have established disclosure controls and procedures that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) by others within our organization. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of September 30, 2010, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II                                                OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS

Except as set forth below there have been no material changes to the legal proceedings disclosed in Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2009 and our Quarterly Report on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010.

As previously reported, Roenalytic GmbH, previously known as Roentgenanalytik Appartebau GmbH (“RAA”), filed a civil proceeding in Germany against a Bruker AXS subsidiary and one employee and raised criminal allegations against certain employees of the same Bruker AXS subsidiary in connection with alleged improper use of certain intellectual property of RAA and libel. RAA has filed for insolvency and a preliminary receiver was appointed by the German court in August 2010. The civil proceeding was adjourned by the German court in August 2010, pending further actions by the court-appointed receiver. The criminal charges against the Bruker AXS employees were dismissed by the German court in August 2010 and the criminal matter is now closed.

In the third quarter of 2010, the Company, on behalf of itself and its affiliates, entered into settlement discussions with The Research Foundation of the State University of New York (“SUNY”) with respect to the previously reported patent infringement action brought by SUNY against the Company, Bruker BioSpin GmbH, Bruker BioSpin Corporation and an unrelated third party. In October 2010, the Company reached an agreement in principle to settle all claims and counterclaims involving the Company and its affiliates asserted in the SUNY matter, with neither party admitting liability. The settlement is subject to the execution of definitive documentation. In connection with the anticipated settlement, the Company recorded an accrual to recognize its expected loss exposure during the third quarter of 2010.

As previously reported, in November 2008 a former employee of Bruker Corporation filed a complaint with the Massachusetts Commission Against Discrimination (“MCAD”) alleging age discrimination. Following a conciliation conference held on November 1, 2010, the matter has been resolved.

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

Our previously announced proposed initial public offering of Bruker Energy & Supercon Technologies, Inc. (“BEST”) common stock may not be completed and, if it is completed, may lead to additional volatility in our stock price.

We have announced that we intend to sell a minority ownership position in our wholly-owned subsidiary, BEST, via an initial public offering, or IPO. BEST has filed an initial registration statement to register such portion of its shares, as well as shares that we may include in the IPO as a selling stockholder. We may not complete the IPO, in which event we will have incurred significant expenses, which we will be unable to recover, and for which we will not receive any benefit. Additionally, our strategic objectives for the IPO, including improving visibility into BEST’s performance and growth relative to the market and strengthening BEST’s access to financing for its growth initiatives, are based on the completion of the IPO. If we do not complete the IPO, we will need to pursue alternative means of accomplishing these strategic objectives.

If the IPO is completed, BEST would be a new public company in which we are the majority shareholder. We are unable to predict what the market price of our common stock would be after the IPO. We cannot assure you that the IPO, if completed, will produce any increase for our shareholders in the market value of their holdings in our company. In addition, the market price of our common stock could be volatile for several months after the IPO and may continue to be more volatile than our common stock would have been if a transaction had not occurred.

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
2.1

Stock Purchase Agreement among Veeco Instruments Inc., Veeco Metrology Inc. and Bruker Corporation, dated as of August 15, 2010 (filed as Exhibit 2.1 to the Current Report on Form 8-K of Bruker Corporation filed on October 7, 2010 and incorporated herein by reference).

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

BRUKER CORPORATION

Date: November 8, 2010	By:	/s/ FRANK H. LAUKIEN, PH.D.
Frank H. Laukien, Ph.D.
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 8, 2010	By:	/s/ BRIAN P. MONAHAN
Brian P. Monahan
Chief Financial Officer
(Principal Financial Officer)