Form 10-K
period 2010-12-31
BRUKER CORP
filed 2011-03-01
CIK 1109354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the fiscal year ended December 31, 2010
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
 None

         Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2010 (the last business day of the registrant's most recently completed second fiscal quarter) was $914,717,067, based on the reported last sale price on the Nasdaq Global Select Market. This amount excludes an aggregate of 89,546,186 shares of common stock held by officers and directors and each person known by the registrant to own 10% or more of the outstanding common stock of the registrant as of June 30, 2010. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant. The number of shares of the registrant's common stock outstanding as of February 22, 2011 was 165,226,343.

DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Part III of this report (Items 10, 11, 12, 13 and 14) is incorporated by reference from Bruker Corporation's definitive Proxy Statement for its 2011 Annual Meeting of Stockholders.

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

PART I

ITEM 1    BUSINESS

Our Business

        We are a global manufacturer of scientific instruments that address the rapidly evolving needs of a diverse array of customers in life science, pharmaceutical, biotechnology, clinical and molecular diagnostics research, as well as in materials and chemical analysis in various industries and government applications. Our technology platforms include magnetic resonance technologies, mass spectrometry technologies, gas chromatography technologies, X-ray technologies, spark-optical emission spectroscopy, atomic force microscopy, stylus and optical metrology technology and infrared and Raman molecular spectroscopy technologies. We manufacture and distribute a broad range of field analytical systems for chemical, biological, radiological, nuclear and explosives, or CBRNE, detection. We also design, manufacture and market superconducting materials and devices based primarily on metallic low temperature superconductors and ceramic high temperature superconductors. We maintain major technical and manufacturing centers in Europe, North America, and Japan, and we have sales offices located throughout the world. Our corporate headquarters are located in Billerica, Massachusetts.

        In 2010, we completed the acquisition of Veeco Metrology Inc., a scanning probe microscopy and optical industrial metrology business, or the nano surfaces business, and certain assets and liabilities in Varian, Inc.'s, or Varian's, inductively coupled plasma mass spectrometry instruments business, laboratory gas chromatography instruments business, and gas chromatography triple-quadrupole mass spectrometry instruments business, or the chemical analysis business. These businesses complement our existing atomic force microscopy products and mass spectrometry products and expand our offerings to industrial and applied markets. These acquisitions also provide opportunities to supply our customers with equipment packages that have a broader range of applications and value.

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

        We believe we benefit from our broad product portfolio, including our latest product introductions and products acquired in connection with our acquisitions of the nano surfaces and chemical analysis businesses. We also believe, through our relationships with government, academic, and not-for-profit customers, we may continue to benefit from government economic programs enacted to provide funding for investment in a variety of industries, including life science research and development.

Business Segments

        We are organized into five operating segments: Bruker BioSpin, Bruker Daltonics, Bruker MAT, Bruker Optics, and Bruker Energy & Supercon Technologies. Bruker BioSpin is in the business of designing, manufacturing and distributing life science tools based on magnetic resonance technology. Bruker Daltonics is in the business of designing, manufacturing, and distributing mass spectrometry instruments and solutions for life sciences, including proteomics, metabolomics, and clinical research applications. Our mass spectrometry and gas chromatography instruments also provide solutions for certain chemical and applied markets. Bruker Daltonics also designs, manufactures, and distributes various analytical instruments for CBRNE detection. Bruker MAT, or MATerials research, analysis and metrology, is in the business of designing, manufacturing, and distributing advanced X-ray, spark optical emission spectroscopy, or spark-OES, atomic force microscopy, or AFM, and stylus and optical metrology, or SOM, instrumentation used in molecular, materials, and elemental analysis. Bruker Optics is in the business of designing, manufacturing, and distributing research, analytical, and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy technologies. Bruker Energy & Supercon Technologies is in the business of developing and producing superconducting materials and devices based primarily on metallic low temperature superconductors and ceramic high temperature superconductors with applications in renewable energy, energy infrastructure, medical imaging and life science analytics and "big science" research, which typically consists of large scale projects funded by a government or a group of governments.

        For financial reporting purposes, we combine the Bruker BioSpin, Bruker Daltonics, Bruker MAT and Bruker Optics operating segments into the Scientific Instruments reporting segment because each has similar economic characteristics, product processes and services, types and classes of customers, methods of distribution, and regulatory environments. As such, management reports its financial results based on the following segments:

  •
  Scientific Instruments.  The operations of this segment include the design, manufacture and distribution of advanced instrumentation and automated solutions based on magnetic resonance technology, mass spectrometry technology, gas chromatography technology, X-ray technology, spark-optical emission spectroscopy, or spark-OES, technology, atomic force microscopy, stylus and optical metrology technology and infrared and Raman molecular spectroscopy technology. Typical customers of the Scientific Instruments segment include: pharmaceutical, biotechnology, and molecular diagnostic companies; academic institutions, medical schools and other non-profit organizations, and clinical microbiology laboratories; government departments and agencies; nanotechnology, semiconductor, chemical, cement, metals and petroleum companies; and food, beverage and agricultural analysis companies and laboratories.

  •
  Energy & Supercon Technologies.  The operations of this segment include the design, manufacture and marketing of superconducting materials, primarily metallic low temperature superconductors for use in magnetic resonance imaging, nuclear magnetic resonance and fusion energy research, and ceramic high temperature superconductors for use in fusion energy research and other applications. Typical customers of the Energy & Supercon Technologies segment include companies in the medical industry, private and public research and development laboratories in the fields of fundamental and applied sciences and energy research and academic institutions and government agencies. The Energy & Supercon Technologies segment is also developing superconductors and superconducting-enabled devices for applications in power and energy, as well as industrial processing industries.

Scientific Instruments Segment

        Bruker BioSpin manufactures and distributes enabling life science tools based on magnetic resonance technology. Magnetic resonance is a natural phenomenon occurring when a molecule placed in a magnetic field gives off a signature radio frequency. The signature radio frequency is characteristic of the particular molecule and provides a multitude of precise chemical and structural information. Depending on the intended application, we market and sell to our customers a magnetic resonance imaging system, known as pre-clinical MRI; a nuclear magnetic resonance system, known as NMR; or an electron paramagnetic resonance system, known as EPR. Bruker BioSpin also offers high-field OEM MRI magnets to medical device manufacturers. Bruker BioSpin's products, which have particular application in structural proteomics, drug discovery, research, and food and materials science fields, provide customers with the ability to determine the structure, dynamics, and function of specific molecules, such as proteins, and to characterize and determine the composition of mixtures. Customers of our Bruker BioSpin operating segment include pharmaceutical and biotechnology companies, academic institutions, medical schools, other nonprofit laboratories, and government agencies, as well as chemical, food and beverage, and polymer companies.

        Bruker Daltonics manufactures and distributes life-science mass spectrometry instruments that can be integrated and used along with other sample preparation or chromatography instruments, as well as our CBRNE detection products. Our mass spectrometers are sophisticated devices that measure the mass or weight of a molecule and can provide accurate information on the identity, quantity, and primary structure of molecules. Mass spectrometry based solutions often combine advanced mass spectrometry instrumentation; automated sampling and sample preparation robots; reagent kits and other disposable products, known as consumables, which are used in conducting tests, or assays; and powerful bioinformatics software. We offer mass spectrometry systems and integrated solutions for applications in multiple existing and emerging life-science markets and chemical and applied markets, including expression proteomics, clinical proteomics, metabolic and peptide biomarker profiling, drug discovery and development, molecular diagnostics research, and molecular and systems biology, as well as basic molecular medicine research and clinical microbiology (for research use only outside the European Union). We are also a worldwide leader in supplying various systems based on mass spectrometry, ion mobility spectrometry, infrared spectroscopy, and radiological/nuclear detectors for CBRNE detection in emergency response, homeland security, and defense applications. Customers of our Bruker Daltonics operating segment include pharmaceutical, biotechnology, and diagnostics companies, academic institutions, medical schools, nonprofit or for-profit forensics, food and beverage safety, environmental and clinical microbiology laboratories, and government departments and agencies.

        Bruker MAT includes the operations of Bruker AXS and the nano surfaces business we acquired in 2010. The Bruker MAT operating segment, which we formerly referred to as Bruker AXS, was renamed to reflect the growth in our product lines focused on materials identification and characterization beyond Bruker AXS' advanced X-ray instrumentation. Specifically, within the Bruker MAT operating segment, we manufacture and distribute Bruker AXS advanced X-ray and spark-OES systems, as well as AFM and SOM instrumentation. Bruker AXS X-ray systems are advanced instruments that use electromagnetic radiation with extremely short wavelengths to determine the characteristics of matter and the three-dimensional structure of molecules. Bruker AXS spark-OES systems are used to identify the presence of metallic elements in samples. Our AFM instruments provide atomic or near atomic resolution of surface topography using nano scale probes or white light interferometry. Using modular platforms, we often combine each of these three technology applications with sample preparation tools, automation, consumables, and data analysis software. These products provide customers with the ability to determine the three-dimensional structure of specific molecules, such as proteins, and to characterize and determine the composition of materials down to the dimensions used in nanotechnology. Bruker MAT also includes thermal analyzers, which measure the physical characteristics of materials as a function of temperature and can be used in development, production, and characterization of materials in a variety of industries. Customers of our Bruker MAT operating segment include biotechnology and pharmaceutical companies, nanotechnology companies, semiconductor companies, raw material manufacturers, chemical companies, academic institutions, governmental customers, and other businesses involved in materials analysis.

        Bruker Optics manufactures and distributes research, analytical, and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy technologies. These products are utilized in industry, government, and academia for a wide range of applications and solutions for life science, pharmaceutical, food and agricultural analysis, quality control, and process analysis applications. Infrared and Raman spectroscopy are widely used in both research and industry as simple, rapid, nondestructive, and reliable techniques for applications ranging from basic sample identification and quality control to advanced research. Bruker Optics utilizes Fourier transform and dispersive Raman measurement techniques on an extensive range of laboratory and process spectrometers. Infrared spectroscopy is a type of absorption spectroscopy that uses the infrared part of the electromagnetic spectrum. The Bruker Optics product line is complemented by a wide range of sampling accessories and techniques, which include microanalysis, high-throughput screening, and many others, to help users find suitable solutions to analyze their samples effectively.

Energy & Supercon Technologies Segment

        Bruker Energy & Supercon Technologies, or BEST, designs, manufactures and markets superconducting materials, primarily metallic low temperature superconductors for use in magnetic resonance imaging, nuclear magnetic resonance, fusion energy research and other applications. We also develop, manufacture and market ceramic high temperature superconductors for fusion energy research and other applications. Additionally, we offer non-superconducting CuponalTM materials and wires, based on co-extruded copper and aluminum, used in the power and transport industries. We develop, manufacture and market devices based primarily on superconductivity that utilize our low temperature and high temperature superconducting materials. These devices are sophisticated and complex tools that have applications primarily in "big science" research, and include superconducting magnets and radio frequency accelerator cavities and modules, power couplers and linear accelerators. We also manufacture and sell non-superconducting high technology tools, such as X-ray beamlines and synchrotrons and laboratory instrumentation, principally to customers engaged in materials research and "big science" research projects. BEST is currently developing second generation high temperature superconductors and new superconductivity-enabled devices, including crystal growth magnets for use in the solar and semiconductor industries, inductive superconducting fault current limiters for energy infrastructure applications and other second generation high temperature superconducting materials and coils for high-power wind turbine generators.

        We have announced plans to sell a minority ownership position in BEST through an initial public offering of the capital stock of BEST. We believe the offering will provide our shareholders greater visibility into BEST's performance and expand BEST's access to financing for its growth initiatives, including the development of products for the renewable energy and energy infrastructure markets.

Products and Solutions

        We believe that our products and solutions offer the following advantages to our customers:

  •
  high performance and specificity;

  •
  integrated solutions for specific applications;

  •
  reliability and increased productivity;

  •
  high-quality results; and

  •
  cost-efficiency.

Scientific Instruments Segment

        Bruker BioSpin systems integrate a radio frequency source and transmitter, one or more sensitive detectors, a magnet sized for the particular application, and operating and analysis software to acquire and analyze radio frequency signatures that are given off when a molecule is placed in a magnetic field. These systems address many of the matter characterization needs of the pharmaceutical and biotechnology industries and also have applications in advanced materials research, materials analysis, and quality control. During 2010, we launched a number of new products in the BioSpin product line, including a high field dynamic nuclear polarization system designed to provide increased sensitivity in solid state nuclear magnetic resonance imaging, a compact 300-megahertz nuclear magnetic resonance system for use in education and routine industrial and pharmaceutical chemistry and a desktop magnetic resonance imaging system for preclinical and molecular imaging.

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

        Bruker Daltonics mass spectrometry instruments address a wide range of life sciences applications. Mass spectrometry is the method of choice for protein primary structure analysis, including the determination of amino acid sequence and post-translational modifications and protein quantification. As a result, mass spectrometry is a key enabling technology of the expression proteomics laboratory. Mass spectrometers are also increasingly used for the discovery of peptide, protein, or metabolite biomarkers and panels or patterns of biomarkers. These biomarkers can be used for toxicity screening or to assess drug efficacy in pre-clinical trials in pharmaceutical drug development. They are also used in clinical research and validation studies in an effort to develop the emerging field of protein molecular diagnostics. During 2010, we expanded the Bruker Daltonics product lines with a number of new systems and applications in its matrix-assisted laser desorption ionization time-of-flight mass spectrometers and Fourier transform mass spectrometers. In addition, we acquired Varian's inductively coupled plasma mass spectrometry, laboratory gas chromatography and gas chromatography single and triple-quadrupole mass spectrometry instruments from Agilent Technologies, Inc. in May 2010. This acquisition expanded our mass spectrometry and chromatography offerings into industrial and applied analytical markets where we previously did not compete.

        Bruker Daltonics' solutions are based on the following technology platforms:

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

  •
  ITMS—Ion trap mass spectrometry;

  •
  ICP-MS—Inductively coupled plasma mass spectrometry;

  •
  Laboratory GC—Laboratory gas chromatography; and

  •
  GC-MS—Gas chromatography-mass spectrometry systems utilizing single or triple-quadrupole time-of-flight mass spectrometry.

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

        FTMS systems utilize high-field superconducting magnets to offer the highest resolution, selectivity, and mass accuracy currently achievable in mass spectrometry. Our systems based on this technology often eliminate the need for time-consuming separation techniques in complex mixture analyses. In addition, our systems can fragment molecular ions to perform exact mass analysis on all fragments to determine molecular structure. FTMS systems are particularly useful for: (a) the study of structure and function of biomolecules including proteins, DNA, and natural products; (b) complex mixture analysis including body fluids or combinatorial libraries; (c) high-throughput proteomics and metabonomics; and (d) top-down proteomics of intact proteins without the need for enzymatic digestion of the proteins prior to analysis. We offer next-generation hybrid FTMS systems that combine a traditional external quadrupole mass selector and hexapole collision cell with a high-performance FTMS for further ion dissociation, top-down proteomics tools, and ultra-high resolution detection.

        ITMS systems collect all ions simultaneously, which improves sensitivity relative to previous quadrupole mass spectrometers. Ion trap mass spectrometers are particularly useful for: (a) sequencing and identification based on peptide structural analysis; (b) quantitative liquid chromatography—mass spectrometry; (c) identification of combinatorial libraries; and (d) generally enhancing the speed and efficiency of the drug discovery and development process.

        ICP-MS systems utilize mass spectrometers combined with a high-temperature inductively coupled plasma source. The inductively coupled plasma source can convert solid and liquid samples to ions which are then separated and detected by the mass spectrometer. ICP-MS is a fast and flexible technique that offers advantages over more traditional techniques for elemental analysis. Our ICP-MS systems are designed to provide high performance and ease of use. ICP-MS systems are used for both routine analysis and research in a variety of areas including environmental, geochemical and food and agriculture fields.

        Laboratory GC systems are used to separate volatile or semi-volatile compounds by separating them into individual components using a temperature controlled gas chromatographer. In GC systems a sample is introduced to the gas chromatographer and it passes through a chromatography column. The chromatographer separates mixtures into individual components and provides a quantitative analysis of the components. Our Laboratory GC systems can be utilized in a variety of configurations and are designed to enhance system efficiency and performance and to provide analysts with a wide degree of flexibility in choosing their platform or customizing their system to meet their particular application need. Our Laboratory GC systems are particularly useful for applications in food and product safety, forensics and environmental, petroleum, fuel and hydrocarbon analysis.

        GC-MS systems combine the features of gas chromatography and mass spectrometry to identify different substances within a test sample. The two components, used together, allow for a finer degree of substance identification than either system when used separately. The result is a quantitative analysis of the components and the mass spectrum of each component. Our GC-MS systems are available in single and triple quadrupole configurations and can be configured with a variety of options to suit a range of applications. Our GC-MS systems have applications in food and product safety, forensics, clinical and toxicology testing and environmental, pharmaceutical and chemical analysis.

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

        Bruker MAT's X-ray systems integrate powerful detectors with advanced X-ray sources, computer-controlled positioning systems, sample handling devices, and data collection and analysis software to acquire, analyze and manage elemental and molecular information. These integrated solutions address many of the matter characterization and structure needs of the life science, pharmaceutical, semiconductor, raw materials, and research industries across a broad range of applications. During 2010, we introduced a new X-ray diffraction system for high-end materials research and a new X-ray fluorescence spectrometer for the food, minerals and mining and cement industries. In addition, we acquired the scanning probe microscopy and optical industrial metrology business from Veeco Instruments Inc., or Veeco, in October 2010. This acquisition significantly expanded our product offerings in atomic force microscopy.

        Bruker MAT X-ray systems are based on the following technology platforms:

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

  •
  AFM—Atomic force microscopy; and

  •
  SOM—Stylus and optical metrology.

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

        XRF systems determine the elemental composition of a material and provide a full qualitative and quantitative analysis. Our XRF systems direct X-rays at a sample, and the atoms in the sample absorb the X-ray energy. The elements in the sample then emit X-rays that are characteristic for each element. The system collects the X-rays, and the software analyzes the resulting data to determine the elements that are present. Our XRF products provide automated solutions on a turn-key basis for industrial users that require automated, controlled production processes that reduce product and process cost, increase output, and improve product quality. Our XRF products cover substantially all of the periodic table and can analyze solid, powder, or liquid samples.

        SC-XRD systems determine the three-dimensional structures of molecules in a chemical, mineral, or biological substance being analyzed. SC-XRD systems have the capability to determine structure in both small chemical molecules and larger biomolecules. SC-XRD systems direct an X-ray beam at a solid, single crystal sample. The atoms in the crystal sample scatter the X-rays to create a precise diffraction pattern recorded by an electronic detector. Software then reconstructs a model of the structure and provides the unique arrangement of the atoms in the sample. This information on the exact arrangement of atoms in the sample is a critical part of molecular analysis and can provide insight into a variety of areas, including how a protein functions or interacts with a second molecule. Our SC-XRD systems are designed for use in the life sciences industry, academic research, and a variety of other applications.

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

        AFM systems provide atomic or near-atomic resolution of material surface topography using a nano-scale probe that is brought into light contact with the sample being investigated. In addition to presenting a surface image, AFM can also provide quantitative nano-scale measurements of feature sizes, material properties, electrical information, chemical properties and other sample characteristics. Our AFM systems are used for applications in materials and biological research and semiconductor, data storage hard drive, LED, battery, solar cells, polymers and pharmaceutical product development and manufacturing.

        SOM systems provide atomic or near-atomic two dimensional and three dimensional surface resolution using white light interferometry, confocal optical and stylus profilometry methods. SOM profilers range from low-cost manual tools for single measurements to advanced, highly automated systems for production line quality assurance and quality control applications where the combination of throughput, repeatability and reproduceability is essential. SOM profilers support a range of applications in research, product development, tribology, quality control and failure analysis related to materials and machining in the automotive, orthopedic, ophthalmic, high brightness LED, semiconductor, data storage, optics and other markets.

        Bruker Optics' research, analytical, and process analysis instruments are based on infrared, or IR, near-infrared, or NIR, Raman, and time-domain nuclear magnetic resonance, or TD-NMR, spectroscopy. Bruker Optics utilizes Fourier transform, or FT-IR, FT-NIR, and FT-Raman, and the dispersive Raman measurement techniques on an extensive range of laboratory and process spectrometers. Infrared spectroscopy is a type of absorption spectroscopy that uses the infrared part of the electromagnetic spectrum. Raman spectroscopy relies on the Raman scattering of a monochromatic light that yields similar and complementary analytical information. Infrared and Raman spectroscopy are widely used in both research and industry as simple, rapid, nondestructive, and reliable techniques for applications ranging from basic sample identification and quality control to advanced research. The Bruker Optics product line is complemented by a range of sampling accessories and techniques to help users find the best solution to analyze samples effectively. During 2010, we expanded the Bruker Optics product line with a number of new products targeted at pharmaceutical monitoring and production control.

        Bruker Optics systems are based on the following technology platforms:

  •
  FT-IR—Fourier transform-infrared spectroscopy;

  •
  NIR—Near-infrared spectroscopy; and

  •
  Raman—Raman spectroscopy.

        FT-IR is a spectroscopic method that utilizes the mid- and far-infrared regions of the electromagnetic spectrum. FT-IR is commonly used for various quality control and materials research applications.

        NIR is a spectroscopic method that utilizes the near-infrared region of the electromagnetic spectrum. This technique is heavily used for quality and process control applications in the pharmaceutical, food and agriculture, and chemical industries. The pharmaceutical industry is the leading user of NIR instruments, and applications include quality control, research and development, and process analytical technology. The food and agricultural industry is the second largest user of NIR instrumentation, with an increasing demand for food, forage, and beverage quality control.

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

Energy & Supercon Technologies Segment

        BEST products include superconducting materials as well as superconductivity-enabled tools and devices for markets in healthcare and "big science" research. We also provide non-superconducting materials and conventional devices, which largely share our core platforms of technologies and processes, and which give us access to additional markets. Low temperature superconducting products are used in diagnostic and research tools for the healthcare and life science industries, including clinical MRI and ultra-high field NMR spectroscopy. Low temperature superconducting materials are also used in products developed or in development for a range of renewable energy and "big science" research applications, including energy storage, high energy physics and fusion research. High temperature superconducting, or HTS, materials are used in a range of pre-commercial HTS applications, including motors, generators, superconducting fault current limiters, transformers, cables and current leads.

Sales and Marketing

        We maintain direct sales forces throughout North America, Europe, Japan, Asia Pacific and Australia. We also utilize indirect sales channels to reach customers. We have various international distributors, independent sales representatives, and various other representatives in parts of Asia, Latin America, and Eastern Europe. These entities augment our direct sales force and provide coverage in areas where we do not have direct sales personnel. In addition, we have adopted a distribution business model in which we engage in strategic distribution alliances with other companies to address certain market segments. The sales cycle for our products is dependent on the size and complexity of the system and budgeting cycles of our customers. Our sales cycle is typically three to twenty four months for academic and high-end research products and two weeks to six months for industrial products. The sales cycle of our low temperature superconducting materials is typically four to twelve months, with cycles of certain high-end materials exceeding one year. Sales of our superconducting devices typically take more than one year and certain large, complex contracts can take more than two years to obtain.

        We have well-equipped application and demonstration facilities and qualified application personnel who assist customers and provide product demonstrations in specific application areas. We maintain our primary demonstration facilities at our production facilities as well as in other key markets.

Customers

        We have a broad and diversified global life sciences and advanced and raw materials customer base. Our life science customer base is composed primarily of end-users and includes pharmaceutical, biotechnology, proteomics, food/feed/agricultural, biotechnology, molecular diagnostics, and fine chemical companies, as well as commercial laboratories, university laboratories, medical schools, and other not-for-profit research institutions and government laboratories. We sell our X-ray materials research and infrared Raman molecular spectroscopy solutions to the above customer groups as well as to a number of semiconductor, polymer, automotive, cement, steel, aluminum, and combinatorial materials design companies. The majority of our low temperature superconducting materials are sold to magnetic resonance imaging and nuclear magnetic resonance imaging manufacturers and our superconducting devices are sold primarily to universities, as well as national and international research facilities. We have not historically depended on any single customer and no single customer accounted for more than 10% of revenue in any of the last three fiscal years.

Competition

        Our existing products and solutions and any products and solutions that we develop in the future may compete in multiple, highly competitive markets. Many of our potential competitors in these markets have substantially greater financial, technical, and marketing resources than we do. In addition, there has been a trend towards consolidation in our industry, including Agilent's acquisition of Varian, Thermo Fisher Scientifics' pending acquisition of Dionex Corporation and Danaher Corporation's pending acquisition of Beckman Coulter, Inc. Our competitors may offer or succeed in developing products that could render our products or those of our strategic partners obsolete or noncompetitive. In addition, many of these competitors have significantly more experience in the life sciences, chemical and materials markets. Our ability to compete successfully will depend on our ability to develop proprietary products that reach the market in a timely manner and are technologically superior to and/or less expensive, or more cost effective, than other products marketed by our competitors. Current competitors or other companies may possess or develop technologies and products that are more effective than ours. Our technologies and products may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors.

        We also compete with other companies that provide analytical or automation tools based on other technologies. These technologies may prove to be more successful in meeting demands in the markets that our products and solutions serve. In addition, other companies may choose to enter our fields in the future. We believe that the principal competitive factors in our markets are technology-based applications expertise, product specifications, functionality, reliability, marketing expertise, distribution capability, proprietary patent portfolios, cost, and cost effectiveness.

Scientific Instruments Segment

        Bruker BioSpin competes with companies that offer magnetic resonance spectrometers, mainly Agilent, JEOL, and Oxford Instruments. Bruker Daltonics competes with a variety of companies that offer mass spectrometry-based systems. Bruker Daltonics' competitors in the life science markets and chemical and applied markets include a division of Danaher, Agilent, GE-Healthcare, Waters, Thermo Fisher Scientific, Shimadzu/Kratos, Hitachi and JEOL. Bruker Daltonics' CBRNE detection customers are highly fragmented, and we compete with a number of companies in this area, of which the most significant competitor is Smiths Detection. Bruker MAT competes with companies that offer analytical X-ray solutions, OES systems and AFM and SOM systems, primarily Rigaku, Oxford Instruments,

Thermo Fisher Scientific, Ametek's Spectro division, PANalytical and Olympus. Bruker Optics competes with a variety of companies that offer molecular spectrometry-based systems, including Thermo Fisher Scientific, PerkinElmer, Agilent, Foss, ABB Bomem, Renishaw, Buchi, Shimadzu, and Jasco. In addition, there are several smaller companies, specializing in various markets, with which we compete frequently.

Energy & Supercon Technologies Segment

        BEST competes with Oxford Instruments and Luvata in low temperature superconducting materials. In addition, BEST competes with Sumitomo and Innost in the market for first generation high temperature superconducting products, Babcock Noell and ASG Superconductors in the market for customized superconducting magnets, FMB Oxford in the market for synchrotron beamlines, and Xradia in the market for X-ray microscopes. BEST further competes with Zanon, Mitsubishi Electric and AES in the development and supply of accelerator cavities, with Thales, Toshiba and CPI International in the development and supply of radio frequency couplers, with Mitsubishi Heavy Industries in the development and supply of superconducting accelerator modules and with AES and Thales for electron linear accelerators.

Seasonal Nature of Business

        We experience highly variable and fluctuating revenues in the first three quarters of the year, while our fourth quarter revenues have historically been stronger than the rest of the year.

Manufacturing and Supplies

        Several of our manufacturing facilities are certified under ISO 9001:2008 and ISO 13485, the most rigorous of the international quality standards. We manufacture and test our magnetic resonance products at our facilities in Karlsruhe, Germany; Wissembourg, France; Zurich, Switzerland; and Billerica, Massachusetts, U.S.A. We manufacture and test our mass spectrometry products, including CBRNE detection products, at our facilities in Bremen, Germany; Leipzig, Germany; Billerica, Massachusetts, U.S.A.; Fremont, California, U.S.A.; and Goes, Netherlands. We manufacture and test our X-ray, OES and AFM products at our facilities in Karlsruhe, Germany; Berlin, Germany; Kalkar, Germany; Madison, Wisconsin, U.S.A.; Santa Barbara, California, U.S.A.; Kennewick, Washington, U.S.A.; and Yokohama, Japan. In addition, we manufacture and test our molecular spectroscopy products at our facilities in Ettlingen, Germany; Billerica, Massachusetts, U.S.A.; and The Woodlands, Texas, U.S.A. We manufacture and test the majority of our energy and superconducting products at our facilities in Hanau, Germany; Bergisch Gladbach, Germany; and Perth, Scotland. Manufacturing processes at our facilities in Germany include all phases of manufacturing, such as machining, fabrication, subassembly, system assembly, and final testing. Our other facilities primarily perform high-level assembly, system integration, and final testing. We typically manufacture critical components in-house to ensure key competence.

        We purchase material and components from various suppliers that are either standard products or built to our specifications. We obtain some of the components included in our products from a limited group of suppliers or from a single-source supplier for items such as charge coupled device area detectors, X-ray tubes, robotics, and infrared optics. Bruker AXS has an ongoing collaboration and joint development project with the Siemens AG X-ray tube division (now Siemens Medical Solutions Vacuum Technology Division) in Germany for the development of X-ray tubes. Some Bruker AXS subsidiaries, Bruker Nano GmbH, Bruker Elemental GmbH, and Bruker AXS Handheld Inc., presently procure key X-ray detector chips and certain OES optical detectors and miniaturized X-ray sources from single-source suppliers. In addition, BEST sources niobium titanium and other niobium products from a single supplier.

Research and Development

        We commit substantial capital and resources to internal and collaborative research and development projects in order to provide innovative products and solutions to our customers. We conduct research primarily to enhance system performance and improve the reliability of existing products, and to develop new products and solutions. We expensed $141.4 million, $126.4 million and $133.8 million in 2010, 2009 and 2008, respectively, for research and development purposes. Our research and development efforts are conducted for the relevant products within each of the operating segments, as well as in collaboration on areas such as microfluidics, automation and workflow management software.

Scientific Instruments Segment

        The research and development performed in the Scientific Instruments segment is primarily conducted at our facilities in Bremen, Ettlingen, Karlsruhe and Leipzig, Germany; Faellanden, Switzerland; Wissembourg, France; Billerica, Massachusetts, U.S.A.; Madison, Wisconsin, U.S.A.; Fremont, California, U.S.A.; and Santa Barbara, California, U.S.A.

        Bruker BioSpin maintains technical competencies in core magnetic resonance technologies and capabilities, including MRI, NMR, and EPR. Recent advancements include the development of compact ultra-high field NMR magnets and the world's first 1 Gigahertz NMR spectrometer. Other recent developments include the development of a 7-tesla whole-body magnet that was developed as an OEM product for medical imaging suppliers, a joint development with Philips on magnetic particle imaging and a low-cost NMR instrument for routine chemical analysis and education, called the Fourier 300. Finally, we have continued to develop further applications for our solid state dynamic nuclear polarization device which enables research in biological solids that are made possible by large signal enhancements. Bruker BioSpin has accepted some sponsored research contracts, primarily from the German government.

        Bruker Daltonics maintains technical competencies in core mass spectrometry technologies and capabilities, including MALDI, ESI, ICP and EI/CI ion sources; TOF, TOF/TOF, ion traps, FTMS and quadrupole analyzers; bioinformatics; and related software. Recent developments include the introduction of three new mass spectrometry platforms. Bruker Daltonics also accepts some sponsored research contracts from external agencies, such as government or private sources. Historically, we have been the recipient of government grants from Germany and the United States for various projects related to early-stage research and development. We have generally retained, at a minimum, non-exclusive rights to any items or enhancements we develop under these grants. The German government requires that we use and market technology developed under grants in order to retain our rights to the technology.

        Bruker MAT maintains technical competencies in core X-ray technologies and capabilities, including detectors used to sense X-ray diffraction patterns, X-ray sources and optics that generate and focus the X-rays, robotics and sample handling equipment that holds and manipulates the experimental material, and software that generates the structural data. Recent projects include refining next-generation high brilliancy optics and microsources, developing new high-power X-ray sources for X-ray diffraction and protein crystallography applications, developing a system with combined XRD and Raman technology for applications in high-throughput combinatorial analysis, developing a new large solid angle, high-resolution, high-throughput energy dispersive X-ray detector for microanalysis, creating a high sensitivity area detector system, and developing other solution-based technologies and software applications. In the past, Bruker AXS, included in the Bruker MAT operating segment, has accepted some sponsored research contracts, mainly from private sources.

        Bruker Optics maintains technical competencies in core vibrational spectroscopy technologies and capabilities, including FT-IR, NIR, and Raman. Recent advancements include the ALPHA FT-IR,

which is Bruker Optics' smallest FT-IR and is based on our patented ROCKSOLID interferometer design. In the past, Bruker Optics has accepted some sponsored research contracts, primarily from the German government.

Energy & Supercon Technologies Segment

        The research and development performed in the Energy & Supercon Technologies segment is primarily conducted at our facilities in Hanau, Bergisch Gladbach and Alzenau, Germany. BEST maintains technical competencies in the production of low and high temperature superconducting materials and devices. BEST is currently developing second generation high temperature superconductors and new superconductivity-enabled devices including crystal growth magnets for use in the solar and semiconductor industries, inductive superconducting fault current limiters for energy infrastructure applications and other second generation high temperature superconducting materials and coils for high-power wind turbine generators. In the past, BEST has accepted some sponsored research contracts, from both government and private sources.

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

        To effectively operate our business, we are required to hold a significant number of systems shipped but not yet accepted by the customer, or finished goods in-transit, and demonstration systems. We recognize revenue from system sales upon customer acceptance. As a result, a significant percentage of our inventory represents systems shipped but not yet accepted by the customer. Finished goods in-transit were $85.3 million and $80.8 million at December 31, 2010 and 2009, respectively. We also have well-equipped application and demonstration facilities and qualified application personnel who assist customers and provide product demonstrations in specific application areas. In total, we held $48.6 million and $41.3 million of demonstration inventory at December 31, 2010 and 2009, respectively.

Employees

        As of December 31, 2010 and 2009, we had approximately 5,400 and 4,500 full-time employees worldwide, respectively. Of these employees, approximately 1,050 and 560 were located in the United States as of December 31, 2010 and 2009, respectively. Our employees in the United States are not unionized or affiliated with any labor organizations. Employees based outside the U.S. are primarily located in Europe. Several of our international subsidiaries are parties to contracts with labor unions and workers' councils. We believe that we have good relationships with our employees.

        As of December 31, 2010 we had approximately 2,690 full-time and part-time employees in production and distribution, 1,280 full-time and part-time employees in selling and marketing and 920 full-time and part-time employees in research and development. As of December 31, 2009 we had approximately 2,280 full-time and part-time employees in production and distribution, 980 full-time and part-time employees in selling and marketing and 790 full-time and part-time employees in research and development.

Financial Information about Geographic Areas and Segments

        Financial information about our geographic areas and segments as required by Item 1 of Form 10-K may be found in Note 22 to our Financial Statements in this annual report on Form 10-K, included as part of Item 8 to this report, which includes information about our revenues from external customers, measure of profit and total assets by reportable segment.

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

ITEM 1A    RISK FACTORS

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

Unfavorable economic conditions in the countries in which we operate may have an adverse impact on our business results or financial condition.

        Our business and results of operations are affected by international, national and regional economic conditions. Many of the countries in which we operate, including the United States, have experienced and continue to experience unfavorable economic conditions. Our business or financial results may be adversely impacted by these unfavorable economic conditions, including adverse changes in interest rates or tax rates, volatile financial and commodity markets, contraction in the availability of credit in the marketplace, and changes in capital spending patterns. A continuing economic downturn in the United States and elsewhere, or reductions in the level of government funding for scientific research, may cause our current or potential customers to delay or reduce purchases which could, in turn, result in reductions in sales of our products, materially and adversely affecting our results of operations and cash flows. Volatility and disruption of global financial markets could limit our customers' ability to obtain adequate financing to maintain operations and proceed with planned or new capital spending initiatives, leading to a reduction in sales volume that could materially and adversely affect our results of operations and cash flow. In addition, a decline in our customers' ability to pay as a result of a slow-down in the general global economy may lead to increased difficulties in the collection of our accounts receivable, higher levels of reserves for doubtful accounts and write-offs of accounts receivable, and higher operating costs as a percentage of revenues. We cannot predict how current or worsening economic conditions will affect our customers and suppliers or how any negative impact on our customers and suppliers might adversely impact our business results or financial condition.

If our products fail to achieve and sustain sufficient market acceptance across their broad intended range of applications, we will not generate expected revenue.

        Our business strategy depends on our ability to successfully commercialize a broad range of products based on our technology platforms, including, magnetic resonance technology, mass spectrometry technology, gas chromatography technology, X-ray technology, spark-OES technology, atomic force microscopy technology, stylus and optical metrology technology, infrared and Raman molecular spectroscopy technology and superconducting magnet technologies for use in a variety of life science, chemistry and materials analysis applications. Some of our products have only recently been commercially launched and have achieved only limited sales to date. The commercial success of our products depends on our obtaining and expanding market acceptance of our products by our diverse industrial, academic, medical research and governmental customers around the world. We may fail to achieve or sustain substantial market acceptance for our products across the full range of our intended applications or in one or more of our principal intended applications. Any such failure could decrease our sales and revenue. To succeed, we must convince substantial numbers of potential customers to invest in new systems or replace their existing techniques with X-ray, magnetic resonance, mass spectrometry and vibrational spectroscopy techniques employing our systems. Limited funding available for capital acquisitions by our customers, as well as our customers' own internal purchasing approval policies, could hinder market acceptance of our products. Our intended customers may be reluctant to make the substantial capital investment generally needed to acquire our products or to incur the training and other costs involved with replacing their existing systems with our products. We also may not be able to convince our intended customers that our systems are an attractive and cost-effective alternative to other technologies and systems for the acquisition, analysis and management of molecular information. Because of these and other factors, our products may fail to gain or sustain market acceptance.

Our products compete in markets that are subject to rapid technological change, and one or more of the technologies underlying our products could be made obsolete by new technology.

        The market for discovery and analysis tools is characterized by rapid technological change and frequent new product introductions. Rapidly changing technology could make some or all of our product lines obsolete unless we are able to continually improve our existing products and develop new products. Because substantially all of our products are based on our technology platforms, including magnetic resonance technology, mass spectrometry technology, gas chromatography technology, X-ray technology, spark-OES technology, atomic force microscopy technology, stylus and optical metrology technology, infrared and Raman molecular spectroscopy technology, we are particularly vulnerable to any technological advances that would make these techniques obsolete as the basis for analytical systems in any of our markets. To meet the evolving needs of our customers, we must rapidly and continually enhance our current and planned products and services and develop and introduce new products and services. In addition, our product lines are based on complex technologies which are subject to rapid change as new technologies are developed and introduced in the marketplace. We may have difficulty in keeping abreast of the rapid changes affecting each of the different markets we serve or intend to serve. If we fail to develop and introduce products in a timely manner in response to changing technology, market demands or the requirements of our customers, our product sales may decline, and we could experience significant losses.

Our new technologies and product developments may not succeed.

        We are currently developing a number of new key technologies and products in all of our operating segments, including various new low temperature and high temperature superconductors, prototype crystal growth magnets, and prototype superconducting fault current limiters at Bruker Energy & Supercon Technologies, new magnet types at Bruker BioSpin, new mass spectrometry technologies and applications at Bruker Daltonics, and new CBRNE detection products that may not succeed technically, or may not be able to be manufactured reliably and economically. Any technology, product or manufacturing ramp-up failure could decrease our opportunities for additional revenues and increased margins.

If we are unable to make or complete future mergers, acquisitions or strategic alliances as a part of our growth strategy, or integrate recent or future mergers, acquisitions or strategic alliances, our business development may suffer.

        Our strategy potentially includes expanding our technology base through selected mergers, acquisitions and strategic alliances. For example, in 2010 we completed the acquisitions of Veeco Instruments Inc.'s scanning probe microscopy and optical industrial metrology business, which we now operate as the nano surfaces business, and certain assets and liabilities of Varian, Inc.'s inductively coupled plasma mass spectrometry instruments business, laboratory gas chromatography instruments business, and gas chromatography triple-quadrupole mass spectrometry instruments business, which we now operate as the chemical analysis business. We may seek to continue to expand our technology base through mergers, acquisitions and strategic alliances. If we fail to execute mergers, acquisitions and strategic alliances, our technology base may not expand as quickly and efficiently as possible. Without such complementary growth from selected mergers, acquisitions and strategic alliances, our ability to keep up with the evolving needs of the markets we serve and to meet our future performance goals could be adversely affected. However, we may not be able to find attractive candidates, or enter into mergers, acquisitions or strategic alliances on terms that are favorable to us, or successfully integrate the operations of companies that we acquire. In addition, we may compete with other companies for these merger, acquisition or strategic alliance candidates, which could make such a transaction more expensive for us. If we are able to successfully identify and complete a merger, acquisition or strategic alliance, it could involve a number of risks, including, among others:

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

        We currently purchase components used in our products from a limited number of outside suppliers. Our reliance on a limited number of suppliers could result in time delays associated with redesigning a product due to an inability to obtain an adequate supply of required components and reduced control over pricing, quality and timely delivery. Any of these factors could adversely affect our revenues and profitability. For example, we currently purchase key components used in our mass spectrometry, vibrational spectroscopy and X-ray systems from certain suppliers. In particular, our X-ray microanalysis business, which manufactures and sells accessories for electron microscopes, is partially dependent on cooperation from larger manufacturers of electron microscopes. Additionally, our Bruker-Elemental subsidiary purchases certain optical detectors from a single supplier, PerkinElmer, Inc., the sole supplier of these detector components. Bruker Daltonics purchases detectors and power supplies from sole or limited source suppliers. Bruker Optics purchases its focal plane array detectors from a single supplier, Lockheed Martin Corporation. Similarly, Bruker BioSpin obtains various components from sole or limited source suppliers and Bruker Energy & Supercon Technologies obtains various raw materials and uses key production equipment from sole or limited source suppliers or subcontractors. There are limited, if any, available alternatives to these suppliers. The existence of shortages of these components or the failure of delivery with regard to these components could have a material adverse effect upon our revenues and margins. In addition, price increases from these suppliers or subcontractors could have a material adverse effect upon our gross margins.

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

        Our future revenue and profitability will depend in part on our ability to maintain our team of marketing and service personnel. Because our products are technical in nature, we believe that our marketing, sales and support staff must have scientific or technical expertise and experience. Competition for employees with these skills is intense. We may not be able to continue to attract and retain sufficient qualified sales and service people, and we may not be able to maintain and develop efficient and effective sales, marketing and support department. If we fail to continue to attract or retain qualified people, then our business could suffer.

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

        We are subject to international tax risks. Distributions of earnings and other payments received from our subsidiaries may be subject to withholding taxes imposed by the countries where they are operating or are formed. If these foreign countries do not have income tax treaties with the United States or the countries where our subsidiaries are incorporated, we could be subject to high rates of withholding taxes on these distributions and payments. We could also be subject to being taxed twice on income related to operations in these non-treaty countries. Because we are unable to reduce the taxable income of one operating company with losses incurred by another operating company located in another country, we may have a higher effective income tax rate than that of other companies in our industry. The amount of the credit that we may claim against our U.S. federal income tax for foreign income taxes is subject to many limitations which may significantly restrict our ability to claim a credit for all of the foreign taxes we pay.

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

Our previously announced proposed initial public offering of Bruker Energy & Supercon Technologies, Inc. ("BEST") common stock may not be completed and, if it is completed, may lead to additional volatility in our stock price.

        We have announced that we intend to sell a minority ownership position in our wholly-owned subsidiary, BEST, via an initial public offering, or IPO. BEST has filed an initial registration statement to register such portion of its shares, as well as shares that we may include in the IPO as a selling stockholder. We may not complete the IPO, in which event we will have incurred significant expenses, which we will be unable to recover, and for which we will not receive any benefit. Additionally, our strategic objectives for the IPO, including improving visibility into BEST's performance and growth relative to the market and strengthening BEST's access to financing for its growth initiatives, are based on the completion of the IPO. If we do not complete the IPO, we will need to pursue alternative means of accomplishing these strategic objectives.

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

Existing stockholders have significant influence over us.

        As of February 22, 2011, our majority stockholders, including our Chairman, President and Chief Executive Officer Frank Laukien, and Director and Chief Operating Officer of Bruker BioSpin Joerg Laukien and other Laukien family members owned, in the aggregate, approximately 50% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change in control of our company and will make some transactions difficult or impossible to accomplish without the support of these stockholders.

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

ITEM 1B    UNRESOLVED STAFF COMMENTS

        We have not received any written comments from the staff of the Securities and Exchange Commission regarding our periodic or current reports that (1) we believe are material, (2) were issued not less than 180 days before the end of our 2010 fiscal year end, and (3) remain unresolved.

ITEM 2    PROPERTIES

        We believe that our existing principal facilities are well maintained and in good operating condition and that they are adequate for our foreseeable business needs.

        In addition to the principal facilities noted below we lease additional facilities for sales, applications and service support in various countries throughout the world including Australia, Austria, Belgium, Brazil, China, Czech Republic, Estonia, France, Germany, Hong Kong, India, Israel, Italy, Japan, Malaysia, Mexico, Netherlands, Poland, Russia, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan, Ukraine, the United Kingdom and the United States. If we should require additional or alternative facilities, we believe that such facilities can be obtained on short notice at competitive rates.

        The location and general character of our principal properties by operating segment as of December 31, 2010 are as follows:

Scientific Instruments Segment:

        Bruker BioSpin's six principal facilities are located in Rheinstetten, Ettlingen and Karlsruhe, Germany; Faellanden, Switzerland; Wissembourg, France; and Billerica, Massachusetts, U.S.A. These facilities, which incorporate manufacturing, research and development, application and demonstration, marketing and sales and administration functions for the businesses of Bruker BioSpin, include:

  •
  an owned 475,000 square foot facility in Rheinstetten, Germany;

  •
  an owned 360,000 square foot facility in Ettlingen, Germany;

  •
  an owned 345,000 square foot facility in Karlsruhe, Germany;

  •
  an owned 260,000 square foot facility and a leased 55,000 square foot facility in Faellanden, Switzerland;

  •
  an owned 120,000 square foot facility, a leased 65,000 square foot facility and a leased 18,000 square foot facility in Wissembourg, France; and

  •
  a leased 50,000 square foot facility in Billerica, Massachusetts, U.S.A.

        Bruker Daltonics' five principal facilities are located in Bremen and Leipzig, Germany; Goes, Netherlands; Billerica, Massachusetts, U.S.A.; and Fremont, California, U.S.A. These facilities, which incorporate manufacturing, research and development, application and demonstration, marketing and sales and administration functions for the mass spectrometry and CBRNE businesses of Bruker Daltonics, include:

  •
  an owned 180,000 square foot facility in Bremen, Germany;

  •
  an owned 90,000 square foot facility in Billerica, Massachusetts, U.S.A.;

  •
  an owned 60,000 square foot facility in Leipzig, Germany;

  •
  a leased 22,500 square foot facility in Fremont, California, U.S.A.; and

  •
  a leased 22,000 square foot facility in Goes, Netherlands.

        Bruker MAT's four principal facilities are located in Karlsruhe and Kalkar, Germany; Madison, Wisconsin, U.S.A.; and Santa Barbara, California, U.S.A. These facilities, which incorporate manufacturing, research and development, application and demonstration, marketing and sales and administration functions for the businesses of Bruker MAT, include:

  •
  an owned 100,000 square foot facility in Santa Barbara, California, U.S.A.;

  •
  an owned 97,000 square foot facility in Karlsruhe, Germany;

  •
  an owned 43,000 square foot facility in Madison, Wisconsin, U.S.A.; and

  •
  an owned 25,000 square foot facility in Kalkar, Germany

        Bruker Optics' three principal facilities are located in Ettlingen, Germany; Billerica, Massachusetts, U.S.A.; and The Woodlands, Texas, U.S.A. These facilities, which incorporate manufacturing, research and development, application and demonstration, marketing and sales and administration functions for the business of Bruker Optics, include:

  •
  an owned 165,000 square foot facility in Ettlingen, Germany;

  •
  a leased 25,000 square foot facility in Billerica, Massachusetts, U.S.A.; and

  •
  a leased 22,700 square foot facility in The Woodlands, Texas, U.S.A.

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

  •
  a leased 113,000 square foot facility in Hanau, Germany;

  •
  a leased 66,000 square foot facility in Bergisch Gladbach, Germany; and

  •
  a leased 24,000 square foot facility in Alzenau, Germany.

ITEM 3    LEGAL PROCEEDINGS

        Our subsidiary Bruker Daltonics was formerly party to an agreement with Isis Pharmaceuticals, Inc., or Isis, regarding the manufacture and sale by Isis, through its wholly owned subsidiary Ibis BioSciences, Inc., or Ibis, of certain systems incorporating Bruker Daltonics mass spectrometers. A dispute arose in January 2008 regarding the performance of each party under the agreement. In May 2008, Bruker Daltonics filed suit against Isis and Ibis, and Isis and Ibis thereafter asserted breach of contract counterclaims against Bruker Daltonics. In January 2011, the parties reached an agreement in principle to settle all claims and counterclaims asserted in the proceedings. The Company does not expect to record any income or charges in connection with the settlement.

        On September 28, 2008, Roenalytic GmbH, previously known as Roentgenanalytik Appartebau GmbH ("RAA"), filed a civil proceeding with the regional court of Frankfurt am Main in Germany against a Bruker AXS subsidiary and one employee in connection with alleged improper use of certain intellectual property of RAA. Following a series of hearings, in December 2009 the court appointed an independent software expert to investigate the copyright infringement allegations made by RAA and provide an opinion to the court relating to the alleged infringement. RAA filed for insolvency in August 2010 and a receiver was appointed by the district court in Weisbaden, Germany. The charges against the Bruker AXS subsidiary were adjourned by the regional court pending further actions by the court-appointed receiver. The receiver has elected to proceed with the litigation and in January 2011 the regional court entered a ruling permitting the independent software expert to continue with the investigation of the alleged infringement. The Bruker AXS subsidiary continues to deny all allegations made by RAA and is cooperating in the investigation.

        On January 21, 2009, The Research Foundation of the State University of New York ("SUNY") filed an action in federal district court in the Northern District of New York against the Company, Bruker BioSpin GmbH, Bruker BioSpin Corporation and an unrelated third party alleging infringement by the Bruker entities and the unrelated third party of a U.S. patent related to nuclear magnetic resonance held by SUNY. In October 2010, the Company reached an agreement in principle to settle all claims and counterclaims involving the Company and its affiliates asserted in the SUNY matter, with neither party admitting liability. The matter was resolved in the fourth quarter of 2010.

ITEM 4    [RESERVED]

PART II

ITEM 5    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices

        Our common stock is traded on the Nasdaq Global Select Market under the symbol "BRKR." The following table sets forth, for the period indicated, the high and low sales prices for our common stock as reported on the Nasdaq Global Select Market:

	High	Low
First Quarter 2010	$14.98	$12.08
Second Quarter 2010	15.85	11.73
Third Quarter 2010	14.47	10.52
Fourth Quarter 2010	17.65	13.93
First Quarter 2009	$6.50	$3.25
Second Quarter 2009	9.48	5.45
Third Quarter 2009	11.12	7.90
Fourth Quarter 2009	12.49	10.04

        As of February 22, 2011, there were approximately 85 holders of record of our common stock. This number does not include individual beneficial owners of shares held in nominee name or within clearinghouse positions of brokerage firms and banks. The official close price per share of our common stock on February 22, 2011, as reported by the Nasdaq Global Select Market, was $18.65.

Dividends

        We have never declared or paid cash dividends on our capital stock. We currently anticipate that we will retain all available funds for use in our business and do not anticipate paying any cash dividends in the foreseeable future. The terms of certain debt facilities restrict our ability to pay cash dividends.

Recent Sales of Unregistered Securities

        There were no unregistered sales of equity securities during the fourth quarter of fiscal 2010.

Issuer Purchases of Equity Securities

        There were no issuer purchases made by or on behalf of the Company or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act during the fourth quarter of fiscal 2010.

Stock Price Performance Graph

        The graph below shows the cumulative stockholder return, assuming the investment of $100 (and the reinvestment of any dividends thereafter) for the period beginning on December 31, 2005 and ending on December 31, 2010, for our common stock, stocks traded on Nasdaq and a peer group consisting of companies traded on Nasdaq with Standard Industry Classification, or SIC, codes from 3800 to 3899, representing measuring instruments, photo, medical and optical goods and timepieces. The stock price performance of Bruker Corporation shown in the following graph is not indicative of future stock price performance.

Legend

CRSP Total Returns Index for:	12/2005	12/2006	12/2007	12/2008	12/2009	12/2010
Bruker Corporation	$100.0	$154.5	$273.6	$83.1	$248.1	$341.4
NASDAQ Stock Market (US Companies)	100.0	109.8	119.1	57.4	82.5	125.3
NASDAQ Stocks (SIC 3800-3899 US Companies—measuring instruments, photo, med & optical goods, timepieces)	100.0	109.1	142.0	71.5	98.5	118.5

        The data for this performance graph was compiled by Zack's Investment Research, Inc. and is used with their permission.

ITEM 6    SELECTED FINANCIAL DATA

        On February 26, 2008, we completed our acquisition of Bruker BioSpin and on July 1, 2006 we completed our acquisition of Bruker Optics. The Company, Bruker BioSpin and Bruker Optics were majority owned by affiliated stockholders prior to the respective acquisitions. As a result, our acquisitions of Bruker BioSpin and Bruker Optics were considered business combinations of entities under common control and were accounted for at historical carrying values. Historical consolidated balance sheets, statements of income and statements of cash flows were restated by combining the historical audited financial statements of the Company with those of Bruker BioSpin and Bruker Optics. The consolidated statements of income data for each of the years ended December 31, 2010, 2009 and 2008, and the consolidated balance sheet data as of December 31, 2010 and 2009, have been derived from our audited financial statements included in Item 8 of this report. The combined statements of income data and combined balance sheet data for certain other periods presented were derived by combining amounts from the historical audited financial statements of Bruker Corporation, Bruker BioSpin and Bruker Optics.

        The data presented below was derived from financial statements that were prepared in accordance with U.S. generally accepted accounting principles and should be read with the consolidated and combined financial statements, including the notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in millions, except per share data)
Combined/Consolidated Statements of Operation Data:
Product revenue	$1,145.4	$985.3	$974.9	$913.2	$758.9
Service revenue	151.1	122.4	126.9	115.4	87.9
Other revenue	8.4	6.8	5.3	3.8	4.6
Total revenue	1,304.9	1,114.5	1,107.1	1,032.4	851.4
Total costs and operating expenses	1,149.2	977.8	998.9	894.7	745.1
Operating income	155.7	136.7	108.2	137.7	106.3
Net income attributable to Bruker Corporation	95.4	81.2	64.9	98.9	74.4
Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.58	$0.50	$0.40	$0.61	$0.47
Diluted	$0.58	$0.49	$0.39	$0.60	$0.46

        During 2010, we recorded $4.6 million of acquisition-related costs in connection with our acquisitions of the Varian, Inc. chemical analysis business from Agilent Technologies, Inc. and the nano surfaces business from Veeco Instruments Inc. During 2010, we also recorded $0.2 million of restructuring charges and a loss $1.0 million in connection with the divestiture of a business. During 2009, we recorded a gain of $1.3 million in connection with the acquisition of the research instruments business from Varian Medical Systems, Inc.; we also recorded acquisition-related costs in connection with this acquisition of $0.8 million. The results for 2009 also include impairment charges of $0.7 million and restructuring charges of $0.2 million. During 2008, we recorded acquisition-related charges of $6.2 million related to our acquisition of Bruker BioSpin, $2.3 million of restructuring charges, and net tax benefits of $9.5 million related to reversing certain valuation allowances on deferred tax assets and reaching the more-likely-than-not threshold for recognizing certain tax receivables. During 2007, we recorded acquisition-related charges of $7.4 million and a tax benefit of

$10.1 million related to a change in tax law that was enacted in Germany. During 2006, we recorded acquisition-related charges of $5.6 million in connection with our acquisition of Bruker Optics.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in millions)
Combined/Consolidated Balance Sheet Data:
Cash and cash equivalents, short-term investments and restricted cash	$233.3	$209.1	$167.7	$344.6	$325.6
Working capital	219.6	333.3	301.0	472.6	420.5
Total assets	1,549.8	1,172.3	1,116.3	1,310.7	1,171.0
Total debt	301.0	137.7	223.8	44.2	57.5
Other long-term liabilities	104.3	97.3	101.1	105.5	69.0
Total shareholders' equity	527.4	418.8	312.7	635.5	569.0

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

  •
  Results of Operations.  This section provides our analysis of the significant line items on our consolidated statement of income for the year ended December 31, 2010 compared to the year ended December 31, 2009 and for the year ended December 31, 2009 compared to the year ended December 31, 2008.

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

EXECUTIVE OVERVIEW

Business Overview

        Bruker Corporation and its wholly-owned subsidiaries design, manufacture, service and market proprietary life science and materials research systems based on our technology platforms, including magnetic resonance technologies, mass spectrometry technologies, gas chromatography technologies, X-ray technologies, spark-optical emission spectroscopy, atomic force microscopy, stylus and optical metrology technology and infrared and Raman molecular spectroscopy technologies. We sell a broad range of field analytical systems for chemical, biological, radiological, nuclear and explosive, or CBRNE, detection. We also develop and manufacture low temperature and high temperature superconducting wire products and superconducting wire and superconducting devices for use in advanced magnet technology, physics research and energy applications. Our diverse customer base includes life science, pharmaceutical, biotechnology and molecular diagnostic research companies, academic institutions, advanced materials and semiconductor industries and government agencies. We maintain major technical and manufacturing centers in Europe, North America and Japan and we have sales offices located throughout the world. Our corporate headquarters are located in Billerica, Massachusetts.

        Our business strategy is to capitalize on our ability to innovate and generate rapid revenue growth, both organically and through acquisitions. Our revenue growth strategy combined with anticipated improvements to our gross profit margins and increased leverage on our research and development, sales and marketing and distribution investments and general and administrative expenses is expected to enhance our operating margins and improve our profitability in the future.

        In 2010, we completed the acquisition of Veeco Metrology Inc., a scanning probe microscopy and optical industrial metrology business, or the nano surfaces business, and certain assets and liabilities in Varian's inductively coupled plasma mass spectrometry instruments business, laboratory gas chromatography instruments business, and gas chromatography triple-quadrupole mass spectrometry instruments business, or the chemical analysis business. These businesses complement our existing atomic force microscopy and mass spectrometry products and expand our offerings to industrial and applied markets. These acquisitions also provide opportunities to supply our customers with equipment packages that have a broader range of applications and value.

        In 2008, we completed our acquisition of Bruker BioSpin. Both Bruker Corporation and Bruker BioSpin were majority owned by six affiliated shareholders prior to the acquisition. As a result, the acquisition of Bruker BioSpin was considered a combination of companies under common control and was accounted for at historical carrying values. With the addition of Bruker BioSpin, we enhanced our scientific instruments business and thus furthered our position as a leading supplier of life science and materials research systems. The technologies of Bruker BioSpin are particularly complementary to our accurate-mass electrospray time-of-flight mass spectrometers and our single-crystal diffraction X-ray spectrometers. The addition of Bruker BioSpin created revenue synergies, improved our sales and service infrastructure and enhanced our distribution of scientific instruments in the Americas, Europe and Asia.

        We are organized into five operating segments, representing each of our five divisions: Bruker BioSpin, Bruker Daltonics, Bruker MAT, Bruker Optics and Bruker Energy & Supercon Technologies. Bruker BioSpin is in the business of designing, manufacturing and distributing enabling life science tools based on magnetic resonance technology. Bruker Daltonics is in the business of manufacturing and distributing mass spectrometry instruments that can be integrated and used along with other analytical instruments and our CBRNE detection products. Bruker MAT includes the operations of Bruker AXS and the nano surfaces business we acquired in 2010. The Bruker MAT operating segment, which we formerly referred to as Bruker AXS, was renamed to reflect the growth in our product lines focused on materials identification and characterization beyond Bruker AXS' advanced X-ray instrumentation. Specifically, Bruker MAT is in the business of manufacturing and distributing advanced X-ray, spark-optical emission spectroscopy, atomic force microscopy and stylus and optical metrology instrumentation used in non-destructive molecular and elemental analysis. Bruker Optics is in the business of manufacturing and distributing research, analytical and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy technologies. Bruker Energy & Supercon Technologies is in the business of developing and producing superconducting materials and devices for growing markets in renewable energy, energy infrastructure, healthcare and "big science" research.

        We combine the Bruker BioSpin, Bruker Daltonics, Bruker MAT and Bruker Optics operating segments into the Scientific Instruments reporting segment because each has similar economic characteristics, product processes and services, types and classes of customers, methods of distribution and regulatory environments. As such, management reports its results based on the following segments:

  •
  Scientific Instruments.  The operations of this segment include the design, manufacture and distribution of advanced instrumentation and automated solutions based on magnetic resonance technology, mass spectrometry technology, gas chromatography technology, X-ray technology, spark-optical emission spectroscopy technology, atomic force microscopy technology, stylus and optical metrology technology, and infrared and Raman molecular spectroscopy technology. Typical customers of the Scientific Instruments segment include: pharmaceutical, biotechnology, and molecular diagnostic companies; academic institutions, medical schools and other non-profit organizations, and clinical microbiology laboratories; government departments and agencies; nanotechnology, semiconductor, chemical, cement, metals and petroleum companies; and food, beverage and agricultural analysis companies and laboratories.

  •
  Energy & Supercon Technologies.  The operations of this segment include the design, manufacture and marketing of superconducting materials, primarily metallic low temperature superconductors for use in magnetic resonance imaging, nuclear magnetic resonance and fusion energy research, and ceramic high temperature superconductors for use in fusion energy research and other applications. Typical customers of the Energy & Supercon Technologies segment include companies in the medical industry, private and public research and development laboratories in the fields of fundamental and applied sciences and energy research and academic institutions and government agencies. The Energy & Supercon Technologies segment is also developing superconductors and superconducting-enabled devices for applications in power and energy, as well as industrial processing industries.

Financial Overview

        For the year ended December 31, 2010, our revenue increased by $190.4 million, or 17.1%, to $1,304.9 million, compared to $1,114.5 million for the comparable period in 2009. Included in this change in revenue is a reduction of approximately $18.1 million from the impact of foreign exchange due to the strengthening of the U.S. Dollar versus the Euro and other foreign currencies and an increase of approximately $67.1 million attributable to our recent acquisitions. Excluding the effect of foreign exchange and our recent acquisitions, revenue increased by $141.4 million, or 12.7%. The increase in revenue, on an adjusted basis, is attributable to both the Scientific Instruments segment, which increased by $115.3 million, or 10.8%, and the Energy & Supercon Technologies segment, which increased by $28.8 million, or 48.2%. Revenue in the Scientific Instruments segment reflects an increase in sales of all our core technologies, particularly in magnetic resonance, X-ray and mass spectrometry. Revenue in the Energy & Supercon Technologies segment increased due to higher demand for low temperature superconducting wire.

        The mix of products sold in the Scientific Instruments segment during 2010 reflects increased demand from academic, government and industrial customers. We attribute the increase in sales of magnetic resonance and mass spectrometry products and spending by academic and government customers to our new product introductions over the last twelve to eighteen months and to stimulus packages implemented by governments of various countries, including the U.S., Germany, Japan and China. The improvement in revenues from our industrial customers reflects an ongoing economic improvement in these end markets. In general, the spending patterns of our industrial customers were negatively impacted by the global recession through the first half of 2009. In the second half of 2009, as the global economy started to improve, we began to see indicators of improvement in the industrial markets. We experienced an increase in demand from our industrial customers in 2010 and we remain optimistic that the industrial markets we serve will continue to improve. Additionally, while many

European governments have announced their intentions to reduce overall spending, a number of our key European markets, including Germany, France and the U.K., have announced that research spending will remain stable, or grow in some cases. Based on the recent announcements from these governments and recent announcements from the European Union, we believe that funding for the majority of our products and markets will remain stable, or grow, in most of our key European markets.

        Income from operations for the year ended December 31, 2010 was $155.7 million, resulting in an operating margin of 11.9%, compared to income from operations of $136.7 million, resulting in an operating margin of 12.3%, for the comparable period in 2009. Included in income from operations are various charges to cost of revenue, amortization of intangible assets and other charges related primarily to our recent acquisitions. Excluding the effect of these charges, operating margins increased to 13.4% in 2010 compared to 12.5% in 2009. The increase in operating margin, on an adjusted basis, is primarily the result of the higher revenue described above and a corresponding improvement in our gross profit margins. Our gross profit margin for the year ended December 31, 2010 was 46.4%, compared with 46.5% for the comparable period in 2009. However, excluding the effect of our recent acquisitions, gross profit margins increased to 47.0% in 2010 compared to 46.5% in 2009. The increase in revenue also allowed us to leverage our selling, general and administrative costs and our research and development costs, which decreased to 33.6% of revenue for the year ended December 31, 2010 compared with 34.1% of revenue for the comparable period in 2009.

        Higher gross profit margins in the year ended December 31, 2010 resulted primarily from higher revenues and changes in product mix, specifically an increase in revenues from high-end instrumentation, including our newly introduced products which were designed to carry higher gross margins than our previous generations of products. The increase in revenue also allowed us to better utilize our production facilities and leverage our fixed production costs. The weakening of the Euro, which favorably impacts our gross profit margins as a majority of our production is performed in Europe, also contributed to the improvement in gross profit margin.

        We incurred approximately $5.6 million of interest expense during the year ended December 31, 2010 compared to $7.5 million for the comparable period in 2009. Of the total interest expense incurred during the year ended December 31, 2010, approximately $5.0 million related to a credit facility that we entered into during the first quarter of 2008. In October 2010 we borrowed $167.6 million under the revolving portion of the credit agreement to finance the acquisition and the working capital requirements of the nano surfaces business. Subsequent to the acquisition of the nano surfaces business we borrowed an additional $17.9 million for general working capital requirements. We are currently evaluating long-term financing options to replace $185.5 million borrowed under the revolving loan.

        Our effective tax rate for the year ended December 31, 2010 was 35.5%, compared to 37.3% in 2009. Our tax rate can vary from year-to-year as the amount and mix of income and taxes outside of the U.S. changes. Our tax rate also varies as a result of discrete items that are of a non-recurring nature. In 2010, we increased our reserves for certain ongoing tax audits by $2.8 million. In 2009, we repatriated cash from certain foreign locations into the U.S. in order to reduce our outstanding debt under the credit agreement. This repatriation, and certain other transactions that were taxable in the United States, resulted in approximately $4.3 million of tax expense.

        Our net income attributable to the shareholders of Bruker Corporation for the year ended December 31, 2010 was $95.4 million, or $0.58 per diluted share, compared to $81.2 million, or $0.49 per diluted share, for the comparable period in 2009.

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

        Revenue recognition.    We recognize revenue from system sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, title and risk of loss has been transferred to the customer and collectability of the resulting receivable is reasonably assured. Title and risk of loss generally are transferred to the customer upon receipt of a signed customer acceptance form for a system that has been shipped, installed, and for which the customer has been trained. As a result, the timing of customer acceptance or readiness could cause our reported revenues to differ materially from expectations. When products are sold through an independent distributor or a strategic distribution partner who assumes responsibility for installation, we recognize the system sale when the product has been shipped and title and risk of loss have been transferred to the distributor. Our distributors do not have price protection rights or rights of return; however, our products are typically warranted to be free from defect for a period of one year. Revenue is deferred until cash is received when collectability is not reasonably assured, such as when a significant portion of the fee is due over one year after delivery, installation and acceptance of a system. For arrangements with multiple elements, we recognize revenue for each element based on the relative fair value of the elements, provided all other criteria for revenue recognition have been met. The fair value for each element provided in multiple element arrangements is typically determined by referencing the prices charged when the element is sold separately. If there is objective and reliable evidence of the fair value of the undelivered items in an arrangement, but no such evidence for the delivered items, we use the residual method to allocate the arrangement consideration. Changes in our ability to establish the fair value for each element in multiple element arrangements could affect the timing of revenue recognition. Revenue from accessories and parts is recognized upon shipment and service revenue is recognized as the services are performed. We also have contracts for which we apply the percentage-of-completion model of revenue recognition. Application of the percentage-of-completion method requires us to make reasonable estimates of the extent of progress toward completion of the contract and the total costs we will incur under the contract. Changes in our estimates could affect the timing of revenue recognition.

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

        Goodwill, other intangible assets and other long-lived assets.    We evaluate whether goodwill is impaired annually and when events occur or circumstances change. We test goodwill for impairment at the reporting unit level, which is the operating segment or one level below an operating segment. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using an income approach methodology of valuation that includes the discounted cash flow method. Estimating the fair value of the reporting units requires significant judgments by management about the future cash flows. If the carrying amount of a reporting unit exceeds the fair value of the reporting unit, we perform the second step of the goodwill impairment test to measure the amount of the impairment. In the second step of the goodwill impairment test we compare the implied fair value of the reporting unit's goodwill with the carrying value of that goodwill. We also review finite-lived intangible assets and other long-lived assets when indications of potential impairment exists, such as a significant reduction in undiscounted cash flows associated with the assets. Should the fair value of our long-lived assets decline because of reduced operating performance, market declines, or other indicators of impairment, a charge to operations for impairment may be necessary.

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

RESULTS OF OPERATIONS

  Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Consolidated Results

        The following table presents our results for the years ended December 31, 2010 and 2009 (dollars in millions, except per share data):

	Year Ended December 31,
	2010	2009
Product revenue	$1,145.4	$985.3
Service revenue	151.1	122.4
Other revenue	8.4	6.8

Total revenue	1,304.9	1,114.5
Cost of product revenue	619.5	525.2
Cost of service revenue	79.4	70.7

Total cost of revenue	698.9	595.9

Gross profit	606.0	518.6
Operating expenses:
Selling, general and administrative	297.3	253.3
Research and development	141.4	126.4
Amortization of acquisition-related intangible assets	5.8	1.8
Other charges, net	5.8	0.4

Total operating expenses	450.3	381.9

Operating income	155.7	136.7
Interest and other income (expense), net	(5.6)	(7.6)

Income before income taxes and noncontrolling interest in consolidated subsidiaries	150.1	129.1
Income tax provision	53.3	48.1

Consolidated net income	96.8	81.0
Net income (loss) attributable to noncontrolling interest in consolidated subsidiaries	1.4	(0.2)

Net income attributable to Bruker Corporation	$95.4	$81.2

Net income per common share attributable to
Bruker Corporation shareholders:
Basic	$0.58	$0.50
Diluted	$0.58	$0.49
Weighted average common shares outstanding:
Basic	164.4	163.5
Diluted	165.7	164.9

Revenue

        Our revenue increased by $190.4 million, or 17.1%, to $1,304.9 million for the year ended December 31, 2010, compared to $1,114.5 million for the comparable period in 2009. Included in this change in revenue is a reduction of approximately $18.1 million from the impact of foreign exchange due to the strengthening of the U.S. Dollar versus the Euro and other foreign currencies and an increase of approximately $67.1 million attributable to our recent acquisitions. Excluding the effect of foreign exchange and our recent acquisitions, revenue increased by $141.4 million, or 12.7%. The increase in revenue, on an adjusted basis, is attributable to both the Scientific Instruments segment, which increased by $115.3 million, or 10.8%, and the Energy & Supercon Technologies segment, which increased by $28.8 million, or 48.2%. Revenue in the Scientific Instruments segment reflects an increase in sales of all our core technologies, particularly in magnetic resonance, X-ray and mass spectrometry. Revenue in the Energy & Supercon Technologies segment increased due to higher demand for low temperature superconducting wire.

        The mix of products sold in the Scientific Instruments segment during 2010 reflects increased demand from academic, government and industrial customers. We attribute the increase in sales of magnetic resonance and mass spectrometry products and spending by academic and government customers to our new product introductions over the last twelve to eighteen months and to stimulus packages implemented by governments of various countries, including the U.S., Germany, Japan and China. The improvement in revenues from our industrial customers reflects an ongoing economic improvement in these end markets. In general, the spending patterns of our industrial customers were negatively impacted by the global recession through the first half of 2009. In the second half of 2009, as the global economy improved, we began to see indicators of improvement in the industrial markets we serve and experienced an increase in demand from our industrial customers in 2010. Additionally, while many European governments have announced their intentions to reduce overall spending, a number of our key European markets, including Germany, France and the U.K., have announced that research spending will remain stable, or grow in some cases. Based on the recent announcements from these governments and recent announcements from the European Union, we believe that funding for the majority of our products and markets will remain stable, or grow, in most of our key European markets.

Cost of Revenue

        Our cost of product and service revenue for the year ended December 31, 2010, was $698.9 million, resulting in a gross profit margin of 46.4%, compared to cost of product and service revenue of $595.9 million, resulting in a gross profit margin of 46.5%, for the comparable period in 2009. The increase in cost of revenue is primarily a function of the higher revenues described above. Our cost of revenue in 2010 includes charges of $7.2 million representing the difference between the fair value and historical costs of inventories acquired with the nano surfaces and chemical analysis businesses. Excluding these charges our gross profit margin for 2010 was 47.0%. There were no similar charges in our cost of revenue for 2009. Higher gross profit margins, on an adjusted basis, resulted from changes in product mix, specifically an increase in revenues from high-end instrumentation, including our newly introduced products which were designed to carry higher gross margins than our previous generations of products, and the weakening of the Euro, which favorably impacts our gross profit margins because a majority of our production is performed in Europe. The increase in revenue also allowed us to better utilize our production facilities and leverage our fixed production costs. We also reduced production costs through various cost saving initiatives and strict cost control in our manufacturing facilities.

Selling, General and Administrative

        Our selling, general and administrative expense for the year ended December 31, 2010 increased to $297.3 million, or 22.8% of revenue, from $253.3 million, or 22.7% of revenue, for the comparable period in 2009. The increase in selling, general and administrative expenses is attributable to increases in headcount from our acquisitions of the nano surfaces and chemical analysis businesses and increases in headcount to support planned revenue growth in our existing businesses. The increases in headcount were offset, in part, by changes in foreign currency exchange rates, primarily the weakening of the Euro, which favorably impacts our selling, general and administrative expenses because a majority of our selling and marketing employees are located in Europe.

Research and Development

        Our research and development expense for the year ended December 31, 2010 increased to $141.4 million, or 10.8% of revenue, from $126.4 million, or 11.3% of revenue, for the comparable period in 2009. The increase in research and development expenses is attributable to increases in headcount from our acquisitions of the nano surfaces and chemical analysis businesses and increases in headcount and material costs to support future product introductions in our existing businesses. The increases in research and development expenses were offset, in part, by changes in foreign currency exchange rates, primarily the weakening of the Euro, which favorably impacts our research and development expenses because a majority of our research and development is performed in Europe.

Amortization of Acquisition-Related Intangibles

        Our amortization expense from acquisition-related intangible assets for the year ended December 31, 2010 increased to $5.8 million from $1.8 million for the comparable period in 2009. The increase in amortization of acquisition-related intangible assets relates to intangible assets acquired in connection with the purchase of the nano surfaces and chemical analysis businesses.

Other Charges, Net

        Other charges, net of $5.8 million recorded in 2010 consist of charges recorded entirely in the Scientific Instruments segment. The charges recorded in 2010 consist of $4.6 million of acquisition-related costs, $0.2 million of restructuring charges and a loss of $1.0 million recorded in connection with the divestiture of a business. Acquisition-related costs recorded in 2010 relate to our acquisitions of the nano surfaces and chemical analysis businesses and consist of costs incurred under transition service arrangements we entered into with the sellers and transaction costs, including legal, accounting and other fees. We do not expect transition costs to recur after the end of the transition services agreements. Restructuring charges related primarily to severance incurred in connection with closing a production facility in Herzogenrath, Germany and the loss on the sale of investment is associated with our investment in Bruker Baltic, Ltd., a manufacturing site located in Riga, Lativa that was engaged in the production of certain components used in our X-ray product lines. The restructuring charges and loss on investment were incurred as part of a broader corporate strategy of reducing costs and consolidating critical production know-how in certain key production sites.

        Other charges, net of $0.4 million recorded in 2009 consist of $0.2 million of charges recorded in the Scientific Instruments segment and $0.2 million of charges recorded in the Energy & Supercon Technologies segment. The charge recorded in the Scientific Instruments segment consists entirely of restructuring charges and relates to additional amounts recorded in connection with a restructuring program that began in the fourth quarter of 2008, under which approximately 30 employees located in the Netherlands left the Company. The charges recorded in the Energy & Supercon Technologies segment consist of $0.8 million of transaction costs incurred in connection with the acquisition of the research instruments business from Varian Medical Systems, Inc. and $0.7 million of impairment charges associated with fixed assets used in the production of certain superconducting wire offset, in part, by a bargain purchase gain of $1.3 million recorded in connection with the acquisition of the research instruments business.

Interest and Other Income (Expense), Net

        Interest and other income (expense), net during the year ended December 31, 2010 was $(5.6) million, compared to $(7.6) million for the comparable period of 2009.

        During the year ended December 31, 2010, the major components within interest and other income (expense), net, consisted of net interest expense of $4.7 million and realized and unrealized losses on foreign currency transactions of $1.5 million. During the year ended December 31, 2009, the major components within interest and other income (expense), net, consisted of net interest expense of $6.5 million and realized and unrealized losses on foreign currency transactions of $1.9 million.

        The decrease in interest expense is a function of lower average outstanding debt balances throughout 2010. Losses on foreign currency exchange rates were primarily a function of changes in exchange rates between the Euro and the Swiss Franc against the U.S. Dollar.

Provision for Income Taxes

        The income tax provision for the year ended December 31, 2010 was $53.3 million compared to an income tax provision of $48.1 million for the comparable period of 2009, representing effective tax rates of 35.5% and 37.3%, respectively. Our tax rate may change over time as the amount and mix of income and taxes outside the U.S. changes. In addition to the amount and mix of income and taxes outside the United States, our income tax provision can be impacted by discrete items of a non-recurring nature.

        Discrete items of this nature resulted in tax expense of $2.8 million and $4.3 million for the years ended December 31, 2010 and 2009, respectively. The amounts recorded in 2010 relate to additional amounts accrued in connection with ongoing tax audits in Germany and Switzerland. Discrete amounts recorded in 2009 related to cash that we repatriated from certain foreign locations into the U.S. in order to reduce our outstanding debt, as well as certain other transactions that were taxable in the U.S.

Net Income (Loss) Attributable to Noncontrolling Interests

        Net income (loss) attributable to noncontrolling interests for the year ended December 31, 2010 was $1.4 million compared to $(0.2) million for the comparable period of 2009. The net income (loss) attributable to noncontrolling interests represents the minority shareholders' proportionate share of the net income (loss) recorded by our majority-owned indirect subsidiaries.

Net Income Attributable to Bruker Corporation

        Our net income for the year ended December 31, 2010 was $95.4 million, or $0.58 per diluted share, compared to net income of $81.2 million, or $0.49 per diluted share, for 2009.

Segment Results

Revenue

        The following table presents revenue, change in revenue and revenue growth by reportable segment for the years ended December 31, 2010 and 2009 (dollars in millions):

	2010	2009	Dollar Change	Percentage Change
Scientific Instruments	$1,225.1	$1,062.7	$162.4	15.3%
Energy & Supercon Technologies	90.5	59.8	30.7	51.3%
Eliminations (a)	(10.7)	(8.0)	(2.7)

	$1,304.9	$1,114.5	$190.4	17.1%

(a)
Represents product and service revenue between reportable segments.

Scientific Instruments Segment Revenues

        Scientific Instruments segment revenue increased by $162.4 million, or 15.3%, to $1,225.1 million for the year ended December 31, 2010, compared to $1,062.7 million for the comparable period in 2009. Included in this change in revenue is a reduction of approximately $13.2 million from the impact of foreign exchange due to the strengthening of the U.S. Dollar versus the Euro and other foreign currencies and an increase of approximately $60.3 million attributable the acquisitions of the nano surfaces and chemical analysis businesses. Excluding the effect of foreign exchange and the acquisitions, revenue increased by $115.3 million, or 10.8%. The increase in revenue, on an adjusted basis, is attributable to an increase in sales of all our core technologies, particularly in magnetic resonance, X-ray and mass spectrometry. The mix of products sold in the Scientific Instruments segment in 2010 reflects increased demand from academic, government and industrial customers. We attribute the increase in sales of magnetic resonance and mass spectrometry products and spending by academic and government customers to our new product introductions over the last twelve to eighteen months and to stimulus packages implemented by governments of various countries, including the U.S., Germany, Japan and China. We have also seen increased demand from our industrial customers as economic conditions have improved.

        System revenue and aftermarket revenue as a percentage of total Scientific Instruments segment revenue were as follows during the years ended December 31, 2010 and 2009 (dollars in millions):

	2010		2009
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System revenue	$973.2	79.4%	$849.2	79.9%
Aftermarket revenue	251.9	20.6%	213.5	20.1%

Total revenue	$1,225.1	100.0%	$1,062.7	100.0%

        System revenue in the Scientific Instruments segment includes nuclear magnetic resonance systems, magnetic resonance imaging systems, electron paramagnetic imaging systems, mass spectrometry systems, gas chromatography systems, CBRNE detection systems X-ray systems, spark-optical emission spectroscopy systems, atomic force microscopy systems, stylus and optical metrology systems and molecular spectroscopy systems. Aftermarket revenues in the Scientific Instruments segment include accessory sales, consumables, training and services.

Energy & Supercon Technologies Segment Revenues

        Energy & Supercon Technologies segment revenues increased by $30.7 million, or 51.3%, to $90.5 million for the year ended December 31, 2010, compared to $59.8 million for the comparable period in 2009. Included in this change in revenue is a reduction of approximately $4.9 million from the impact of foreign exchange due to the strengthening of the U.S. Dollar versus the Euro and other foreign currencies and an increase of approximately $6.8 million attributable to the acquisition of the research instruments business. Excluding the effect of foreign exchange and acquisition, revenue increased by $28.8 million, or 48.2%. The increase in revenue, on an adjusted basis, is attributable to higher demand for low temperature superconducting wire.

        System and wire revenue and aftermarket revenue as a percentage of total Energy & Supercon Technologies segment revenue were as follows during the years ended December 31, 2010 and 2009 (dollars in millions):

	2010		2009
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System and wire revenue	$85.9	94.9%	$57.6	96.3%
Aftermarket revenue	4.6	5.1%	2.2	3.7%

Total revenue	$90.5	100.0%	$59.8	100.0%

        System and wire revenue in the Energy & Supercon Technologies segment includes low and high temperature superconducting wire and superconducting devices, including magnets, linear accelerators and radio frequency cavities. Aftermarket revenues in the Energy & Supercon Technologies segment consist primarily of sales of CuponalTM, a bimetallic, non-superconducting material we sell to the power and transport industries.

Income (Loss) from Operations

        The following table presents income (loss) from operations and operating margins on revenue by reportable segment for the years ended December 31, 2010 and 2009 (dollars in millions):

	2010		2009
	Operating Income (Loss)	Percentage of Segment Revenue	Operating Income (Loss)	Percentage of Segment Revenue
Scientific Instruments	$160.5	13.1%	$141.7	13.3%
Energy & Supercon Technologies	(2.6)	(2.9)%	(6.3)	(10.5)%
Corporate, eliminations and other (a)	(2.2)		1.3

Total operating income	$155.7	11.9%	$136.7	12.3%

(a)
Represents corporate costs and eliminations not allocated to the reportable segments.

        Scientific Instruments segment income from operations for the year ended December 31, 2010 was $160.5 million, resulting in an operating margin of 13.1%, compared to income from operations of $141.7 million, resulting in an operating margin of 13.3%, for the comparable period in 2009. Income from operations in 2010 includes $16.2 million of charges related to the acquisition of the nano surfaces and chemical analysis businesses. These charges include $7.2 million recorded in cost of revenue that represents the difference between the fair value and historical costs of inventories acquired in the acquisitions and sold during 2010, $4.6 million of acquisition-related costs and $4.4 million recorded in amortization of acquisition-related intangibles. Excluding these costs income from operations in Scientific Instruments segment would have been $176.7 million, or an operating margin of 14.4%. Income from operations, on an adjusted basis, improved as a result of the higher revenues described above and an improvement in gross profit margins.

        In the year ended December 31, 2010, gross profit margin as a percentage of revenue in the Scientific Instruments segment increased to 48.3% from 47.9% for the comparable period in 2009. Higher gross profit margins resulted primarily from changes in product mix, specifically an increase in revenues from high-end instrumentation, including our newly introduced products which were designed to carry higher gross margins than our previous generations of products, and the weakening of the Euro, which favorably impacts our gross profit margins as a majority of our production is performed in Europe. The increase in revenue also allowed us to better utilize our production facilities and leverage our fixed production costs. We also reduced production costs through various cost saving initiatives.

        In the year ended December 31, 2010, selling, general and administrative expenses and research and development expenses in the Scientific Instruments segment increased to $419.7 million, or 34.3% of segment revenue, from $365.6 million, or 34.4% of segment revenue for the comparable period in 2009. This increase is a function of incremental investments in sales and marketing activities and research and development activities that we believe will generate future growth, as well as increases in operating expenses related to acquisitions completed in 2010. Changes in foreign currency exchange rates partially offset the increase in operating expenses.

        Energy & Supercon Technologies segment loss from operations for the year ended December 31, 2010 was $2.6 million, resulting in an operating margin of (2.9)%, compared to a loss from operations of $6.3 million, resulting in an operating margin of (10.5)%, for the comparable period in 2009. The increase in operating margin is primarily the result of the higher revenue described above and the corresponding improvements in our gross margin.

  Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Consolidated Results

        The following table presents our results for the years ended December 31, 2009 and 2008 (dollars in millions, except per share data):

	Year Ended December 31,
	2009	2008
Product revenue	$985.3	$974.9
Service revenue	122.4	126.9
Other revenue	6.8	5.3

Total revenue	1,114.5	1,107.1
Cost of product revenue	525.2	527.5
Cost of service revenue	70.7	74.6

Total cost of revenue	595.9	602.1

Gross profit	518.6	505.0
Operating expenses:
Selling, general and administrative	253.3	252.7
Research and development	126.4	133.8
Amortization of acquisition-related intangible assets	1.8	1.8
Other charges, net	0.4	8.5

Total operating expenses	381.9	396.8

Operating income	136.7	108.2
Interest and other income (expense), net	(7.6)	(15.0)

Income before income taxes and noncontrolling interest in consolidated subsidiaries	129.1	93.2
Income tax provision	48.1	28.0

Consolidated net income	81.0	65.2
Net income (loss) attributable to noncontrolling interest in consolidated subsidiaries	(0.2)	0.3

Net income attributable to Bruker Corporation	$81.2	$64.9

Net income per common share attributable to
Bruker Corporation shareholders:
Basic	$0.50	$0.40
Diluted	$0.49	$0.39
Weighted average common shares outstanding:
Basic	163.5	162.7
Diluted	164.9	165.6

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

Selling, General and Administrative

        Our selling, general and administrative expense for the year ended December 31, 2009 increased to $253.3 million, or 22.7% of revenue, from $252.7 million, or 22.8% of revenue, for the comparable period in 2008. The increase in selling, general and administrative expenses is attributable to increases in headcount in support of planned revenue growth and as a result of certain acquisitions. Increases in sales and marketing expenses were offset, in part, by various cost saving initiatives. Changes in foreign currency exchange rates, primarily the weakening of the Euro, also offset cost increases because the majority of our selling and marketing employees are located in Europe.

Research and Development

        Our research and development expense for the year ended December 31, 2009 decreased to $126.4 million, or 11.4% of product and service revenue, from $133.8 million, or 12.1% of product and service revenue, for the comparable period in 2008. The decrease in research and development expenses is attributable primarily to changes in foreign currency exchange rates, primarily the weakening of the Euro, as a majority of our research and development is performed in Europe. Cost saving initiatives in certain areas of our research and development organization also contributed to the decrease. However, we also continued to make incremental investments in research and development that we believe will generate future growth.

Amortization of Acquisition-Related Intangibles

        Our amortization expense from acquisition-related intangible assets for each of the years ended December 31, 2009 and 2008 was $1.8 million.

Other Charges, Net

        Other charges, net of $0.4 million recorded in 2009 consist of $0.2 million of charges recorded in the Scientific Instruments segment and $0.2 million of charges recorded in the Energy & Supercon Technologies segment. The charge recorded in the Scientific Instruments segment consists entirely of restructuring charges and relates to additional amounts recorded in connection with a restructuring program that began in the fourth quarter of 2008, under which approximately 30 employees located in the Netherlands left the Company. The charges recorded in the Energy & Supercon Technologies segment consist of $0.8 million of transaction costs incurred in connection with the acquisition of the research instruments business from Varian Medical Systems, Inc. and $0.7 million of impairment charges associated with fixed assets used in the production of certain superconducting wire offset, in part, by a bargain purchase gain of $1.3 million recorded in connection with the acquisition of the research instruments business.

        Other charges, net of $8.5 million recorded in 2008 related entirely to the Scientific Instruments segment. The charges consist of $6.2 million of transaction costs incurred in connection with the acquisition of the Bruker BioSpin and $2.3 million of restructuring charges. Transaction costs incurred in connection with the acquisition of Bruker BioSpin were expensed because the acquisition represented a combination of companies under common control due to a majority of ownership of both Bruker Corporation and Bruker BioSpin by the same individuals. The restructuring charges incurred related primarily to an involuntary severance program affecting 30 employees in the Netherlands. The actions taken in the Netherlands reduced the number of employees in sales and marketing and research and development and consolidated and focused the selling and development efforts of our single crystal X-ray diffraction products.

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

        Discrete items resulted in tax expense of $4.3 million for the year ended December 31, 2009 and related to cash that we repatriated from certain foreign locations into the U.S. in order to reduce our outstanding debt, as well as certain other transactions that were taxable in the U.S. Excluding this amount, our tax rate for 2009 would have been 33.9%. Discrete items impacting the provision for income taxes in 2008 included tax benefits of $10.8 million and related primarily to reversing certain valuation allowances and reaching the more-likely-than-not threshold for recognizing certain tax receivables. The tax benefits described were offset by $1.3 million of income taxes incurred in connection with the liquidation of a tax ineffective entity within the Scientific Instruments segment. In addition, acquisition-related costs did not generate significant tax benefits for us because they were incurred primarily in the U.S. and our foreign currency exchange losses did not generate significant tax benefits for us because they occurred in foreign locations with relatively low statutory tax rates. Excluding these amounts, our tax rate for 2008 would have been 40.2%.

Net Income (Loss) Attributable to Noncontrolling Interests

        Net income (loss) attributable to noncontrolling interests for the year ended December 31, 2009 was $(0.2) million compared to $0.3 million for the comparable period of 2008. The net income (loss) attributable to noncontrolling interests represents the minority shareholders' proportionate share of the net income (loss) recorded by our majority-owned indirect subsidiaries.

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

        System revenue in the Scientific Instruments segment includes X-ray systems, spark-optical emission spectroscopy systems, atomic force microscopy systems, nuclear magnetic resonance systems, magnetic resonance imaging systems, electron paramagnetic imaging systems, mass spectrometry systems, CBRNE detection systems and molecular spectroscopy systems. Aftermarket revenues in the Scientific Instruments segment include accessory sales, consumables, training and services.

Energy & Supercon Technologies Segment Revenues

        Energy & Supercon Technologies segment revenue increased by $16.3 million, or 37.5%, to $59.8 million for the year ended December 31, 2009, compared to $43.5 million for the comparable period in 2008. Included in this change in revenue is a reduction of approximately $1.6 million from the impact of foreign exchange due to the strengthening of the U.S. Dollar versus the Euro and other foreign currencies. Excluding the effect of foreign exchange, revenue increased by 41.1%. The increase in revenue, excluding the effect of foreign exchange, is attributable to the acquisition of the research instruments business in 2009 offset, in part, by lower demand for certain types of superconducting wire.

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

        System and wire revenue in the Energy & Supercon Technologies segment includes low and high temperature superconducting wire and superconducting devices, including magnets, linear accelerators and radio frequency cavities. Aftermarket revenues in the Energy & Supercon Technologies segment consist primarily of sales of CuponalTM, a bimetallic, non-superconducting material we sell to the power and transport industries.

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

        Selling, general and administrative costs and research and development costs in the Scientific Instruments segment decreased to 34.4% of revenue for the year ended December 31, 2009 from 35.1% of revenue for the comparable period of 2008. The decrease in selling, general and administrative costs and research and development costs as a percentage of revenue is a result of various cost saving initiatives and changes in foreign currency exchange rates offset, in part, by incremental investments in market-specific development efforts that we believe will generate future growth.

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

        During the year ended December 31, 2010, net cash provided by operating activities was $156.1 million, resulting primarily from $96.8 million of consolidated net income. During the year ended December 31, 2009, net cash provided by operating activities was $149.8 million, resulting primarily from $81.0 million of consolidated net income.

        During the year ended December 31, 2010, net cash used by investing activities was $299.0 million, compared to net cash used by investing activities of $18.2 million during the year ended December 31, 2009. Cash used by investing activities during the year ended December 31, 2010 was attributable primarily to $269.8 million used for acquisitions and $31.9 million of capital expenditures. Cash used by investing activities during the year ended December 31, 2009 was attributable primarily to $16.3 million of capital expenditures and $1.9 million used for acquisitions. We currently anticipate that our capital spending will be between $45 million and $50 million in 2011.

        During the year ended December 31, 2010, net cash provided by financing activities was $168.3 million, compared to net cash used by financing activities of $84.1 million during the year ended December 31, 2009. Cash provided by financing activities during the year ended December 31, 2010 was attributable to $163.4 million of net borrowings under various long-term and short-term arrangements. The net borrowings were primarily a function of $167.6 million borrowed under the revolving loan component of the credit agreement that we used to fund our acquisition of the nano surfaces business. Cash used by financing activities during the year ended December 31, 2009 was attributable to $84.7 million of net debt repayments under various long-term and short-term arrangements.

        At December 31, 2010, we had outstanding debt totaling $301.0 million consisting of $110.6 million outstanding under the term loan component of the Credit Agreement, $185.5 million outstanding under the revolving loan component of the Credit Agreement, and $4.9 million under capital lease obligations. At December 31, 2009, we had outstanding debt totaling $137.7 million consisting of $131.3 million outstanding under the term loan component of the Credit Agreement, $0.3 million outstanding under other long-term debt arrangements, $0.1 million outstanding under other revolving lines of credit and $6.0 million under capital lease obligations.

        On February 26, 2008, we entered into a credit facility, which we refer to as the Credit Agreement. The Credit Agreement, which is with a syndication of lenders, provides for a revolving credit line with a maximum commitment of $230.0 million and a term loan facility of $150.0 million. The outstanding principal under the term loan is payable in quarterly installments through December 2012. Borrowings under the Credit Agreement bear interest, at our option, at either (i) the higher of the prime rate or the federal funds rate plus 0.50%, or (ii) adjusted LIBOR, plus margins ranging from 0.40% to 1.25% and a facility fee ranging from 0.10% to 0.20%. As of December 31, 2010, the weighted average interest rate of borrowings under the term facility of the Credit Agreement was approximately 2.6%.

        Borrowings under the Credit Agreement are secured by the pledge to the banks of 100% of the capital stock of each of our wholly-owned domestic subsidiaries and 65% of the capital stock of certain of our wholly-owned direct or indirect foreign subsidiaries. The Credit Agreement also requires that we maintain certain financial ratios related to maximum leverage and minimum interest coverage, as defined in the Credit Agreement. Specifically, our leverage ratio cannot exceed 3.0 and our interest coverage ratio cannot be less than 3.0. In addition to the financial ratios, the Credit Agreement restricts, among other things, our ability to do the following: make certain payments; incur additional debt; incur certain liens; make certain investments, including derivative agreements; merge, consolidate, sell or transfer all or substantially all of our assets; and enter into certain transactions with affiliates. Our failure to comply with any of these restrictions or covenants may result in an event of default under the applicable debt instrument, which could permit acceleration of the debt under that instrument and require us to prepay that debt before its scheduled due date. As of December 31, 2010, the latest measurement date, we were in compliance with the covenants of the Credit Agreement as our leverage ratio was 1.4 and our interest coverage ratio was 29.1.

        Other revolving loans are with various financial institutions located primarily in Germany, Switzerland and France. The following is a summary of the maximum commitments and net amounts available to the Company under revolving loans as of December 31, 2010 (dollars in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
Credit Agreement	0.7%	$230.0	$185.5	$0.1	$44.4
Other revolving loans	0.0%	146.8	—	108.7	38.1

Total revolving loans	0.7%	$376.8	$185.5	$108.8	$82.5

        We are currently considering various long-term financing alternatives to replace the outstanding borrowings under the revolving loan component of the Credit Agreement and we expect to have an agreement in place during the first half of 2011. However, if additional financing alternatives are not available to us, or if available, are not on terms favorable to us, we expect that we would meet our obligation through a combination of cash on hand and future cash flow generation.

        As of December 31, 2010, we have approximately $7.6 million of net operating loss carryforwards available to reduce future U.S. taxable income; however, these losses are limited in terms of their use. The Company also has approximately $45.6 million of German Trade Tax net operating losses that are carried forward indefinitely and U.S. tax credits of approximately $5.7 million available to offset future tax liabilities that expire at various dates. U.S. tax credits, after filing the 2009 U.S. Federal tax return, include research and development tax credits of $5.6 million expiring at various dates through 2025 and other credits of $0.1 million. These operating losses and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

        The following table summarizes maturities for our significant financial obligations as of December 31, 2010 (dollars in millions):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Revolving lines of credit	$185.5	$185.5	$—	$—	$—
Long-term debt, including current portion	115.5	28.9	84.8	1.3	0.5
Interest payable on long-term debt	4.5	2.7	1.8	—	—
Derivative liabilities, net	4.0	2.8	1.2	—	—
Operating lease obligations	57.4	15.0	22.3	15.0	5.1
Pension liabilities	48.1	2.4	6.6	9.4	29.7
Uncertain tax contingencies	27.0	—	27.0	—	—

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

TRANSACTIONS WITH RELATED PARTIES

        We lease certain office space from certain of our principal shareholders. During the years ended December 31, 2010, 2009 and 2008, these shareholders were paid approximately $2.4 million, $2.1 million and $1.8 million, respectively, which was estimated to be equal to the fair market value.

        During the years ended December 31, 2010, 2009 and 2008, we incurred expenses of $2.9 million, $1.1 million and $2.3 million, respectively, to a law firm in which one of our directors is a partner.

        During the years ended December 31, 2010, 2009 and 2008, we incurred expenses of $0.3 million, $0.6 million and $0.9 million, respectively, to a financial services firm in which one of our directors is a partner.

RECENT ACCOUNTING PRONOUNCEMENTS

        In September 2009, the Emerging Issues Task Force, or EITF, reached consensus on the Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, 2009-14, Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements. FASB ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non-software components that function together to deliver the tangible product's essential functionality are excluded from the software revenue guidance in Subtopic No. 985-605, Software-Revenue Recognition. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. FASB ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We do not expect the adoption of this update to have a material impact on our results of operations and financial position.

        In September 2009, the EITF reached consensus on FASB ASU 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements. FASB ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic No. 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor's multiple-deliverable revenue arrangements. FASB ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We do not expect the adoption of this update to have a material impact on our results of operations and financial position.

ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are potentially exposed to market risks associated with changes in foreign exchange rates, interest rates and commodity prices. We selectively use financial instruments to reduce these risks. All transactions related to risk management techniques are authorized and executed pursuant to our policies and procedures. Analytical techniques used to manage and monitor foreign exchange and interest rate risk include market valuations and sensitivity analysis.

Impact of Foreign Currencies

        We generate a substantial portion of our revenues in international markets, principally Germany and other countries in the European Union, Switzerland and Japan, which exposes our operations to the risk of exchange rate fluctuations. The impact of currency exchange rate movement can be positive or negative in any period. Our costs related to sales in foreign currencies are largely denominated in the same respective currencies, limiting our transaction risk exposure. However, for sales not denominated in U.S. Dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. Dollars, it will require more of the foreign currency to equal a specified amount of U.S. Dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. Dollars than we did before the rate increase went into effect. If we price our products in U.S. Dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. Dollar could result in our prices not being competitive in a market where business is transacted in the local currency. In the years ended December 31, 2010 and 2009 our revenue by geography was as follows (dollars in millions):

	2010		2009
	Revenue	Percentage of Revenue	Revenue	Percentage of Revenue
United States	$264.0	20.2%	$209.2	18.8%
Europe	549.8	42.1%	514.9	46.2%
Asia Pacific	381.8	29.3%	295.5	26.5%
Rest of world	109.3	8.4%	94.9	8.5%

Total revenue	$1,304.9	100.0%	$1,114.5	100.0%

        Changes in foreign currency exchange rates decreased our revenue by approximately 1% in each of the years ended December 31, 2010 and 2009.

        Assets and liabilities of our foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using year-end exchange rates. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a separate component of shareholders' equity. In the years ended December 31, 2010 and 2009, we recorded net gains from currency translation adjustments of $8.1 million and $8.6 million, respectively. Gains and losses resulting from foreign currency transactions are reported in interest and other income (expense), net in the consolidated statements of income. Our foreign exchange losses, net were $1.5 million and $1.9 million for years ended December 31, 2010 and 2009, respectively.

        From time to time, we have entered into foreign currency contracts in order to minimize the volatility that fluctuations in exchange rates have on our cash flows related to purchases and sales denominated in foreign currencies. Under these arrangements, we agree to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates typically with maturities of less than twelve months. These transactions do not qualify for hedge accounting and, accordingly, the instrument is recorded at fair value with the corresponding gains and losses recorded in interest and other income (expense), net in the consolidated statements of income.

At December 31, 2010 and 2009, we had foreign currency contracts with notional amounts aggregating $82.2 million and $25.3 million, respectively. At December 31, 2010, the Company had the following notional amounts outstanding under foreign currency contracts (in millions):

Buy	Notional Amount in Buy Currency	Sell	Maturity	Notional Amount in U.S. Dollars	Fair Value of Assets	Fair Value of Liabilities
December 31, 2010:
Euro	1.5	Australian Dollars	January 2011	$2.2	$—	$0.2
Euro	13.3	Swiss Francs	January 2011	19.3	—	1.1
Euro	11.1	U.S. Dollars	January 2011 to December 2011	14.8	0.1	0.1
Euro	3.4	U.S. Dollars	January 2012 to May 2012	4.8	—	0.3
Swiss Francs	13.6	U.S. Dollars	January 2011	13.9	0.7	—
Swiss Francs	18.0	Euro	January 2011	18.5	1.2	—
U.S. Dollars	8.0	Euro	January 2011	7.7	0.1	—
U.S. Dollars	0.9	Euro	January 2012	1.0	—	—

				$82.2	$2.1	$1.7

        Based on the contractual maturities of these contracts and exchange rates as of December 31, 2010, we anticipate that these contracts will result in net cash flows of $0.7 million in 2011 and $(0.3) million in 2012. At December 31, 2010, assuming all other variables are constant, if the U.S. Dollar weakened by 10%, the market value of our foreign currency contracts would increase by approximately $2.6 million and if the U.S. Dollar strengthened by 10%, the market value of our foreign currency contracts would decrease by approximately $2.6 million.

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

        Our exposure related to adverse movements in interest rates is derived primarily from outstanding floating rate debt instruments that are indexed to short-term market rates. Our objective in managing our exposure to interest rates is to decrease the volatility that changes in interest rates might have on our earnings and cash flows. To achieve this objective we have entered into an interest rate swap. A 10% increase or decrease in the average cost of our variable rate debt would not result in a material change in interest expense because we have determined that the interest rate swap is an effective hedge of the variability of cash flows of the interest payments. Under our interest rate swap arrangement we pay a fixed interest rate of approximately 3.8% and receive a variable interest rate based on three month LIBOR through December 31, 2012. The initial notional amount of this interest swap was $90.0 million and amortizes in proportion to the term debt component of our Credit Agreement. At December 31, 2010 and December 31, 2009, the outstanding notional amount of this swap was $66.4 million and $78.8 million, respectively. Based on interest rates as of December 31, 2010, the fair value of the swap was $(3.0) million and we anticipate that the interest rate swap will result in net cash flows of $(2.1) million in 2011 and $(0.9) million in 2012.

Impact of Commodity Prices

        We are exposed to certain commodity risks associated with prices for various raw materials. The prices of copper and certain other raw materials, particularly niobium, used to manufacture superconductors have increased significantly over the last decade. Copper and niobium tin are the main components of low temperature superconductors and continued commodity price increases for copper and niobium as well as other raw materials may negatively affect our profitability. Periodically, we enter into commodity forward purchase contracts to minimize the volatility that fluctuations in the price of copper have on our sales of these commodities. At December 31, 2010 and December 31, 2009, we had fixed price commodity contracts with notional amounts aggregating $2.9 million and $0.9 million, respectively. We will continue to evaluate our commodity risks and may utilize commodity forward purchase contracts more frequently in the future.

Inflation

        We do not believe inflation had a material impact on our business or operating results during any of the periods presented.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Bruker Corporation

        We have audited the accompanying consolidated balance sheets of Bruker Corporation as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bruker Corporation at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bruker Corporation's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts
March 1, 2011

BRUKER CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$230.4	$207.1
Restricted cash	2.9	2.0
Accounts receivable, net	232.9	184.1
Inventories	511.0	422.8
Deferred tax assets	8.6	7.9
Other current assets	65.3	49.9

Total current assets	1,051.1	873.8
Property, plant and equipment, net	233.7	223.4
Goodwill	98.3	47.5
Intangible assets, net	136.1	4.9
Long-term deferred tax assets	12.5	13.4
Other long-term assets	18.1	9.3

Total assets	$1,549.8	$1,172.3

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$185.5	$0.1
Current portion of long-term debt	28.9	21.9
Accounts payable	64.0	49.8
Customer advances	242.2	219.2
Deferred tax liabilities	9.2	13.3
Other current liabilities	301.7	236.2

Total current liabilities	831.5	540.5
Long-term debt	86.6	115.7
Long-term deferred revenue	29.3	34.1
Long-term deferred tax liabilities	18.8	25.2
Accrued pension	39.4	27.7
Other long-term liabilities	16.8	10.3
Commitments and contingencies (Note 15)
Shareholders' equity:
Preferred stock, $0.01 par value 5,000,000 shares authorized, none issued or outstanding at December 31, 2010 and 2009	—	—
Common stock, $0.01 par value 260,000,000 shares authorized, 165,246,426 and 164,384,679 shares issued and 165,229,207 and 164,371,384 outstanding at December 31, 2010 and 2009, respectively	1.6	1.6
Treasury stock at cost, 17,219 at December 31, 2010 and 13,295 at December 31, 2009	(0.2)	(0.1)
Additional paid-in capital	21.7	8.4
Retained earnings	349.2	253.8
Accumulated other comprehensive income	152.4	153.5

Total shareholders' equity attributable to Bruker Corporation	524.7	417.2
Noncontrolling interest in consolidated subsidiaries	2.7	1.6

Total shareholders' equity	527.4	418.8

Total liabilities and shareholders' equity	$1,549.8	$1,172.3

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Year Ended December 31,
	2010	2009	2008
Product revenue	$1,145.4	$985.3	$974.9
Service revenue	151.1	122.4	126.9
Other revenue	8.4	6.8	5.3

Total revenue	1,304.9	1,114.5	1,107.1
Cost of product revenue	619.5	525.2	527.5
Cost of service revenue	79.4	70.7	74.6

Total cost of revenue	698.9	595.9	602.1

Gross profit	606.0	518.6	505.0
Operating expenses:
Selling, general and administrative	297.3	253.3	252.7
Research and development	141.4	126.4	133.8
Amortization of acquisition-related intangible assets	5.8	1.8	1.8
Other charges, net	5.8	0.4	8.5

Total operating expenses	450.3	381.9	396.8

Operating income	155.7	136.7	108.2
Interest and other income (expense), net	(5.6)	(7.6)	(15.0)

Income before income taxes and noncontrolling interest in consolidated subsidiaries	150.1	129.1	93.2
Income tax provision	53.3	48.1	28.0

Consolidated net income	96.8	81.0	65.2
Net income (loss) attributable to noncontrolling interest in consolidated subsidiaries	1.4	(0.2)	0.3

Net income attributable to Bruker Corporation	$95.4	$81.2	$64.9

Net income per common share attributable to
Bruker Corporation shareholders:
Basic	$0.58	$0.50	$0.40
Diluted	$0.58	$0.49	$0.39
Weighted average common shares outstanding:
Basic	164.4	163.5	162.7
Diluted	165.7	164.9	165.6

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(In millions, except share data)

	Common Shares	Amount	Treasury Shares	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity Attributable to Bruker Corporation	Noncontrolling Interests	Total Shareholders' Equity
Balance at December 31, 2007	163,251,890	$1.6	—	$—	$202.3	$282.6	$148.5	$635.0	$0.5	$635.5
Shares issued in connection with acquisitions	170,342	—	—	—	—	—	—	—	—	—
Stock options exercised	656,489	—	—	—	3.7	—	—	3.7	—	3.7
Stock based compensation	—	—	—	—	4.5	—	—	4.5	—	4.5
Tax benefit related to stock option plans	—	—	—	—	0.5	—	—	0.5	—	0.5
Treasury stock acquired	(10,469)	—	10,469	(0.1)	0.1	—	—	—	—	—
Deemed dividend in connection with the acquisition of Bruker BioSpin	—	—	—	—	(211.1)	(174.9)	—	(386.0)	—	(386.0)
Comprehensive income:
Consolidated net income	—	—	—	—	—	64.9	—	64.9	0.3	65.2
Foreign currency translation adjustments	—	—	—	—	—	—	8.1	8.1	—	8.1
Unrealized losses on interest rate swap:
Unrealized holding losses arising during the period	—	—	—	—	—	—	(5.2)	(5.2)	—	(5.2)
Less reclassification adjustments for settlements included in the determination of net income	—	—	—	—	—	—	0.4	0.4	—	0.4
Unrealized gains on available for sale securities:
Unrealized holding losses arising during the period	—	—	—	—	—	—	(0.1)	(0.1)	—	(0.1)
Less reclassification adjustments for settlements included in the determination of net income	—	—	—	—	—	—	(1.3)	(1.3)	—	(1.3)
Changes in pensions, net of tax of $3.0 million	—	—	—	—	—	—	(12.6)	(12.6)	—	(12.6)

Net comprehensive income								54.2	0.3	54.5

Balance at December 31, 2008	164,068,252	1.6	10,469	(0.1)	—	172.6	137.8	311.9	0.8	312.7

BRUKER CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (Continued)

(In millions, except share data)

	Common Shares	Amount	Treasury Shares	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity Attributable to Bruker Corporation	Noncontrolling Interests	Total Shareholders' Equity
Balance at December 31, 2008	164,068,252	1.6	10,469	(0.1)	—	172.6	137.8	311.9	0.8	312.7
Stock options exercised	305,958	—	—	—	1.5	—	—	1.5	—	1.5
Stock based compensation	—	—	—	—	6.3	—	—	6.3	—	6.3
Tax benefit related to stock option plans	—	—	—	—	0.6	—	—	0.6	—	0.6
Treasury stock acquired	(2,826)	—	2,826	—	—	—	—	—	—	—
Fair value of noncontrolling interests in connection with business combinations	—	—	—	—	—	—	—	—	1.0	1.0
Comprehensive income:
Consolidated net income	—	—	—	—	—	81.2	—	81.2	(0.2)	81.0
Foreign currency translation adjustments	—	—	—	—	—	—	8.6	8.6	—	8.6
Unrealized losses on interest rate swap:
Unrealized holding losses arising during the period	—	—	—	—	—	—	(1.2)	(1.2)	—	(1.2)
Less reclassification adjustments for settlements included in the determination of net income	—	—	—	—	—	—	2.5	2.5	—	2.5
Changes in pensions, net of tax of $1.4 million	—	—	—	—	—	—	5.8	5.8	—	5.8

Net comprehensive income								96.9	(0.2)	96.7

Balance at December 31, 2009	164,371,384	1.6	13,295	(0.1)	8.4	253.8	153.5	417.2	1.6	418.8

BRUKER CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (Continued)

(In millions, except share data)

	Common Shares	Amount	Treasury Shares	Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity Attributable to Bruker Corporation	Noncontrolling Interests	Total Shareholders' Equity
Balance at December 31, 2009	164,371,384	1.6	13,295	(0.1)	8.4	253.8	153.5	417.2	1.6	418.8
Stock options exercised	861,747	—	—	—	6.0	—	—	6.0	—	6.0
Stock based compensation	—	—	—	—	6.9	—	—	6.9	—	6.9
Tax benefit related to stock option plans	—	—	—	—	0.3	—	—	0.3	—	0.3
Treasury stock acquired	(3,924)	—	3,924	(0.1)	0.1	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Comprehensive income:
Consolidated net income	—	—	—	—	—	95.4	—	95.4	1.4	96.8
Foreign currency translation adjustments	—	—	—	—	—	—	8.3	8.3	(0.2)	8.1
Unrealized losses on interest rate swap:
Unrealized holding losses arising during the period	—	—	—	—	—	—	(2.1)	(2.1)	—	(2.1)
Less reclassification adjustments for settlements included in the determination of net income	—	—	—	—	—	—	2.6	2.6	—	2.6
Changes in pensions, net of tax of $2.6 million	—	—	—	—	—	—	(9.9)	(9.9)	—	(9.9)

Net comprehensive income								94.3	1.2	95.5

Balance at December 31, 2010	165,229,207	$1.6	17,219	$(0.2)	$21.7	$349.2	$152.4	$524.7	$2.7	$527.4

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Consolidated net income	$96.8	$81.0	$65.2
Adjustments to reconcile consolidated net income to cash flows from operating activities:
Depreciation and amortization	36.1	29.7	29.3
Amortization of deferred financing costs	0.6	0.7	0.6
Write down of demonstration inventories to net realizable value	24.4	26.1	24.5
Stock-based compensation	6.9	6.3	4.5
Deferred income taxes	(3.6)	(2.1)	(1.0)
Gain on bargain purchase	—	(1.3)	—
Loss on divestiture of business	1.0	—	—
Other non-cash expense	0.3	(0.2)	(0.6)
Changes in operating assets and liabilities:
Accounts receivable	(27.3)	(9.4)	33.0
Inventories	(68.0)	(4.4)	(16.5)
Other assets	(11.5)	2.0	5.4
Accounts payable	6.5	5.7	(39.3)
Customer deposits	27.9	8.5	(27.1)
Other liabilities	66.0	7.2	28.9

Net cash provided by operating activities	156.1	149.8	106.9

Cash flows from investing activities:
Acquisitions, net of cash acquired	(269.8)	(1.9)	(4.6)
Purchases of property, plant and equipment	(31.9)	(16.3)	(47.4)
Sales of property, plant and equipment	2.7	—	—
Redemption of short-term investments, net	—	—	9.7
Payments in connection with the acquisition of Bruker BioSpin	—	—	(6.8)

Net cash used in investing activities	(299.0)	(18.2)	(49.1)

Cash flows from financing activities:
Proceeds from revolving lines of credit, net	185.0	(62.4)	33.1
Proceeds from term debt	—	1.6	166.1
Repayment of term debt	(21.6)	(23.9)	(26.2)
Payment of deferred financing costs	—	—	(2.9)
Proceeds from issuance of common stock, net	6.0	1.5	3.7
Excess tax benefit related to stock option plans	0.3	0.6	0.5
Changes in restricted cash	(1.3)	(1.5)	1.4
Deemed dividend in connection with the acquisition of Bruker BioSpin	—	—	(386.0)
Cash payments to shareholders	(0.1)	—	(23.4)

Net cash provided by (used) in financing activities	168.3	(84.1)	(233.7)

Effect of exchange rate changes on cash and cash equivalents	(2.1)	(6.6)	9.7

Net change in cash and cash equivalents	23.3	40.9	(166.2)
Cash and cash equivalents at beginning of year	207.1	166.2	332.4

Cash and cash equivalents at end of year	$230.4	$207.1	$166.2

Supplemental disclosure of cash flow information:
Cash paid for interest	$4.5	$6.3	$10.8
Cash paid for taxes	38.7	54.2	38.7
Non-cash investing and financing activities:
Issuance of common stock in connection with acquisition of Bruker BioSpin	$—	$—	$526.0

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In millions, except per share data)

Note 1—Description of Business

        Bruker Corporation and its wholly-owned subsidiaries ("Bruker" or the "Company") is a designer and manufacturer of proprietary life science and materials research systems and associated products that address the rapidly evolving needs of a diverse array of customers in life science, pharmaceutical, biotechnology, clinical and molecular diagnostics research, as well as in materials and chemical analysis in various industries and government applications. The Company's core technology platforms include X-ray technologies, magnetic resonance technologies, mass spectrometry technologies, optical emission spectroscopy and infrared and Raman molecular spectroscopy technologies. The Company also manufactures and distributes a broad range of field analytical systems for chemical, biological, radiological, nuclear and explosives, or CBRNE, detection. The Company also develops and manufactures superconducting and non-superconducting materials and devices for use in renewable energy, energy infrastructure, healthcare and "big science" research. The Company maintains major technical and manufacturing centers in Europe, North America and Japan, and has sales offices located throughout the world. The Company's diverse customer base includes life science, pharmaceutical, biotechnology and molecular diagnostic research companies, academic institutions, advanced materials and semiconductor manufacturers and government agencies.

        In February 2008, the Company completed the acquisition of the Bruker BioSpin Group ("Bruker BioSpin"). Both the Company and Bruker BioSpin were majority owned by six affiliated shareholders prior to the acquisition. As a result, the acquisition of Bruker BioSpin was considered a business combination of companies under common control and was accounted for at historical carrying values at the date of the acquisition. The consolidated statement of income and statement of cash flows for the year ended December 31, 2008 presented herein have been restated by combining the historical consolidated financial statements of the Company with those of Bruker BioSpin.

        Management reports results on the basis of the following two segments:

  •
  Scientific Instruments.  The operations of this segment include the design, manufacture and distribution of advanced instrumentation and automated solutions based on magnetic resonance technology, mass spectrometry technology, gas chromatography technology, X-ray technology, spark-optical emission spectroscopy technology, atomic force microscopy technology, stylus and optical metrology technology, and infrared and Raman molecular spectroscopy technology. Typical customers of the Scientific Instruments segment include: pharmaceutical, biotechnology and molecular diagnostic companies; academic institutions, medical schools and other non-profit organizations, and clinical microbiology laboratories; government departments and agencies; nanotechnology, semiconductor, chemical, cement, metals and petroleum companies; and food, beverage and agricultural analysis companies and laboratories.

  •
  Energy & Supercon Technologies.  The operations of this segment include the design, manufacture and marketing of superconducting materials, primarily metallic low temperature superconductors, for use in magnetic resonance imaging, nuclear magnetic resonance, fusion energy research and other applications, and ceramic high temperature superconductors primarily for fusion energy research applications. Typical customers of the Energy & Supercon Technologies segment include companies in the medical industry, private and public research and development laboratories in the fields of fundamental and applied sciences and energy research and academic institutions and government agencies. The Energy & Supercon Technologies segment is also developing superconductors and superconducting-enabled devices for applications in power and energy, as well as industrial processing industries.

Note 2—Summary of Significant Accounting Policies

Principles of Consolidation

        The financial statements include the accounts of the Company and all majority and wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Subsequent Events

        The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events. Refer to Note 25 for additional discussions of subsequent events disclosed.

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

Restricted Cash

        Certain customers require the Company to provide bank guarantees on customer advances. Generally, lines of credit satisfy this requirement. However, to the extent the required guarantee exceeds the available local line of credit, the Company maintains restricted cash balances. Restricted cash balances are classified as non-current unless, under the terms of the various agreements, the funds will be released from restrictions within one year. At December 31, 2010, the Company had $6.4 million of restricted cash, of which $3.5 million was classified as non-current. At December 31, 2009, the Company had $5.0 million of restricted cash, of which $3.0 million was classified as non-current.

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

        A fair value hedge is a derivative instrument designated for the purpose of hedging the exposure of changes in fair value of an asset or a liability resulting from a particular risk. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are both recognized in the same caption in the consolidated statements of income. A cash flow hedge is a derivative instrument designated for the purpose of hedging the exposure to variability in future cash flows resulting from a particular risk. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in accumulated other comprehensive income and are recognized in the results of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in the results of operations. A hedge of a net investment in a foreign operation is achieved through a derivative instrument designated for the purpose of hedging the exposure of changes in value of investments in foreign subsidiaries. If the derivative is designated as a hedge of a net investment in a foreign operation, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income as a part of the currency translation adjustment. Ineffective portions of net investment hedges are recognized in the results of operations. For derivative instruments not designated as hedging instruments, changes in fair value are recognized in the results of operations in the current period.

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

        The Company's financial instruments consist primarily of cash equivalents, restricted cash, derivative instruments consisting of forward foreign exchange contracts, commodity contracts, derivatives embedded in certain purchase and sale contracts and an interest rate swap, accounts receivable, short-term borrowings, accounts payable and long-term debt. The carrying amounts of the Company's cash equivalents, short-term investments and restricted cash, accounts receivable, short-term borrowings and accounts payable approximate fair value due to their short-term nature. Derivative assets and liabilities are measured at fair value on a recurring basis. The Company's long-term debt consists of variable rate arrangements with interest rates that reset every three months and as a result, reflect currently available terms and conditions. Consequently, the carrying value of the Company's long-term debt approximates fair value.

Concentration of Credit Risk

        Financial instruments which subject the Company to credit risk consist of cash and cash equivalents, derivative instruments and accounts receivables. The risk with respect to cash and cash equivalents is minimized by the Company's policy of investing in short-term financial instruments issued by highly-rated financial institutions. The risk with respect to derivative instruments is minimized by the Company's policy of entering into arrangements with highly-rated financial institutions. The risk with respect to accounts receivables is minimized by the creditworthiness and diversity of the Company's customers. The Company performs periodic credit evaluations of its customers' financial condition and generally requires an advanced deposit for a portion of the purchase price. Credit losses have been within management's expectations and the allowance for doubtful accounts totaled $5.1 million and $5.4 million as of December 31, 2010 and 2009, respectively. As of December 31, 2010 and 2009, no single customer exceeded 10% of the Company's accounts receivable. For the years ended December 31, 2010, 2009 and 2008, no single customer exceeded 10% of the Company's revenue.

Inventories

        Components of inventory include raw materials, work-in-process, demonstration units and finished goods. Demonstration units include systems which are located in the Company's demonstration laboratories or installed at the sites of potential customers and are considered available for sale. Finished goods include in-transit systems that have been shipped to the Company's customers, but not yet installed and accepted by the customer. All inventories are stated at the lower of cost or market. Cost is determined principally by the first-in, first-out method for a majority of subsidiaries and by average-cost for certain international subsidiaries. The Company reduces the carrying value of its inventories for differences between cost and estimated net realizable value, taking into consideration usage in the preceding twelve months, expected demand, technological obsolescence and other information including the physical condition of demonstration and in-transit inventories. The Company records a charge to cost of revenue for the amount required to reduce the carrying value of inventory to net realizable value. Costs associated with the procurement and warehousing of inventories, such as inbound freight charges and purchasing and receiving costs, are also included in the cost of revenue line item within the consolidated statements of income.

Property, Plant and Equipment

        Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Major improvements are capitalized while expenditures for maintenance, repairs and minor improvements are charged to expense as incurred. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in the consolidated statements of income. Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings	25-40 years
Machinery and equipment	3-10 years
Computer equipment and software	3-5 years
Furniture and fixtures	3-10 years
Leasehold improvements	Lesser of 15 years or the remaining lease term

Goodwill and Intangible Assets

        Goodwill is not amortized, instead goodwill is tested for impairment on a reporting unit basis annually, or on an interim basis when events or changes in circumstances warrant. The goodwill impairment test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using an income approach methodology of valuation that includes the discounted cash flow method. Estimating the fair value of the reporting units requires significant judgment by management about the future cash flows. If the carrying amount of a reporting unit exceeds the fair value of the reporting unit, we perform the second step of the goodwill impairment test to measure the amount of the impairment. In the second step of the goodwill impairment test we compare the implied fair value of the reporting unit's goodwill with the carrying value of that goodwill. The Company performs its annual test of impairment as of December 31st each year.

        Intangible assets with a finite useful life are amortized on a straight-line basis over their estimated useful lives as follows:

Existing technology and related patents	3-10 years
Customer relationships	5-10 years
Tradenames	5-10 years

        Acquired in process research and development ("IPR&D") represents ongoing development work associated with enhancements to existing products, as well as the development of next generation products. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment on an annual basis, or when indicators of impairment are identified. When the IPR&D project is complete, it is reclassified as a finite-lived intangible asset and is amortized over its estimated useful life, typically three to 10 years. If an IPR&D project is abandoned before completion or determined to be impaired, the value of the asset or the amount of the impairment is charged to the consolidated statements of income in the period the project is abandoned or impaired.

Impairment of Long-Lived Assets

        Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the quoted market price, if available, or the estimated undiscounted operating cash flows generated by those assets are less than the assets' carrying value. Impairment losses are charged to the consolidated statements of income for the difference between the fair value and carrying value of the asset.

Warranty Costs and Deferred Revenue

        The Company typically provides a one year parts and labor warranty with the purchase of equipment. The anticipated cost for this warranty is accrued upon recognition of the sale and is included as a current liability on the accompanying consolidated balance sheets. The Company also offers to its customers extended warranty and service agreements extending beyond the initial warranty for a fee. These fees are recorded as deferred revenue, based on their relative fair value, and recognized ratably into income over the life of the extended warranty contract.

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

Customer Advances

        The Company typically requires an advance deposit under the terms and conditions of contracts with customers. These deposits are recorded as a liability until revenue is recognized on the specific contract in accordance with the Company's revenue recognition policy.

Revenue Recognition

        The Company recognizes revenue from system sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, title and risk of loss has been transferred to the customer and collectability of the resulting receivable is reasonably assured. Title and risk of loss is generally transferred to the customer upon receipt of signed customer acceptance for a system that has been shipped, installed, and for which the customer has been trained. As a result, the timing of customer acceptance or readiness could cause the Company's reported revenues to differ materially from expectations. When products are sold through an independent distributor or a strategic distribution partner that assumes responsibility for installation, the Company recognizes the system as revenue when the product has been shipped and title and risk of loss has been transferred. The Company's distributors do not have price protection rights or rights of return; however, products are warranted to be free from defect for a period that is typically one year. Revenue is deferred until cash is received when collectability is not reasonably assured, such as when a significant portion of the fee is due over one year after delivery, installation and acceptance of a system. For arrangements with multiple elements, the Company recognizes revenue for each element based on the relative fair value of the elements, provided all other criteria for revenue recognition have been met. The fair value for each element provided in multiple element arrangements is typically determined by reference to the prices charged when the element is sold separately. If there is objective and reliable evidence of the fair value of the undelivered items in an arrangement, but no such evidence for the delivered items, the Company uses the residual method to allocate the arrangement consideration. Changes in the Company's ability to establish the fair value for each element in multiple element arrangements could affect the timing of revenue recognition.

        Revenue from the sale of accessories and parts is recognized upon shipment and service revenue is recognized as the services are performed.

        The Company also has contracts for which it applies the percentage-of-completion model of revenue recognition and the milestone model of revenue recognition. Application of the percentage-of-completion method requires us to make reasonable estimates of the extent of progress toward completion of the contract and the total costs we will incur under the contract. Changes in the estimates of progress toward completion of the contract and the total costs could affect the timing of revenue recognition.

        Other revenues are comprised primarily of research grants and licensing arrangements. Grant revenue is recognized when the requirements in the grant agreement are achieved. Licensing revenue is recognized ratably over the term of the related contract.

Shipping and Handling Costs

        The Company records costs incurred in connection with shipping and handling products as marketing and selling expenses. Shipping and handling costs were $18.5 million, $14.0 million and $14.7 million in the years ended December 31, 2010, 2009 and 2008, respectively. Amounts billed to customers in connection with these costs are included in revenues.

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

Advertising

        The Company expenses advertising costs as incurred. Advertising expenses were $9.1 million, $6.9 million and $6.2 million during the years ended December 31, 2010, 2009 and 2008, respectively.

Stock-Based Compensation

        The Company recognizes stock-based compensation expense in the consolidated statements of income based on the fair value of the share-based award at the grant date. The Company's primary types of share-based compensation are stock options and restricted stock. The Company recorded stock-based compensation expense for the years ended December 31, 2010, 2009 and 2008, as follows (in millions):

	2010	2009	2008
Stock options	$5.8	$5.0	$3.8
Restricted stock	1.1	1.3	0.7

Total stock-based compensation pre-tax	6.9	6.3	4.5
Tax benefit	1.1	1.1	0.7

Total stock-based compensation net of tax	$5.8	$5.2	$3.8

        Stock-based compensation expense is amortized on a straight-line basis over the underlying vesting terms of the share-based award. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model. The assumptions for volatility, expected life, dividend yield and risk-free interest rate are presented in the table below:

	2010	2009	2008
Risk-free interest rate	1.73%-3.46%	1.71%-3.60%	1.59%-3.95%
Expected life	6.5 years	6.5 years	6.5 years
Volatility	62.0%	64.0%	72.0%
Expected dividend yield	0.0%	0.0%	0.0%

        The risk-free interest rate is based on the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected life assumption. The expected term is determined through the simplified method as defined in the Securities and Exchange Commission Staff Accounting Bulletin No. 110. The Company believes that this is the best estimate of the expected term of a new option because the acquisition of Bruker BioSpin might alter historical exercise patterns. Expected volatility is based on a number of factors. The Company currently believes that the exclusive use of implied volatility results in the best estimate of the grant-date fair value of employee stock options because it reflects the market's current expectations of future volatility. The expected dividend yield was not considered in the option pricing formula since the Company does not pay dividends and has no current plans to do so in the future. The terms of some of the Company's debt facilities also currently restricts its ability to pay dividends to its shareholders.

        In addition, the Company utilizes an estimated forfeiture rate when calculating the stock-based compensation expense for the period. The Company has applied estimated forfeiture rates derived from an analysis of historical data of 5.4%, 5.8% and 6.2% for the years ended December 31, 2010, 2009 and 2008, respectively, in determining the expense recorded in the accompanying consolidated statements of income. The weighted average fair values of options granted were $8.56, $5.83 and $8.17 for the years ended December 31, 2010, 2009 and 2008, respectively.

Earnings Per Share

        Net income per common share attributable to Bruker Corporation shareholders is calculated by dividing net income attributable to Bruker Corporation by the weighted-average shares outstanding during the period. The diluted net income per share computation includes the effect of shares which would be issuable upon the exercise of outstanding stock options and the vesting of restricted stock, reduced by the number of shares which are assumed to be purchased by the Company under the treasury stock method.

        The following table sets forth the computation of basic and diluted weighted average shares outstanding for the years ended December 31, (in millions, except per share data):

	2010	2009	2008
Net income attributable to Bruker Corporation, as reported	$95.4	$81.2	$64.9

Weighted average shares outstanding:
Weighted average shares outstanding—basic	164.4	163.5	162.7
Effect of dilutive securities:
Stock options and restricted stock	1.3	1.4	2.9

	165.7	164.9	165.6

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.58	$0.50	$0.40

Diluted	$0.58	$0.49	$0.39

        Stock options to purchase approximately 0.7 million shares, 2.3 million shares and 1.9 million shares were excluded from the computation of diluted earnings per share in the years ended December 31, 2010, 2009 and 2008, respectively, because their effect would have been anti-dilutive.

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

Foreign Currency Translation

        Assets and liabilities of the Company's foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using year-end exchange rates. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a separate component of shareholders' equity. Gains and losses resulting from foreign currency transactions are reported in interest and other income (expense), net in the consolidated statements of income for all periods presented.

Noncontrolling Interests

        Noncontrolling interests represents the minority shareholders' proportionate share of the Company's majority-owned indirect subsidiaries. Beginning on January 1, 2009, noncontrolling interests are reported as a separate component of shareholders' equity. The portion of net income attributable to non-controlling interests is presented as net income (loss) attributable to noncontrolling interests in consolidated subsidiaries in the consolidated statements of income, and the portion of other comprehensive income of these subsidiaries is presented in the consolidated statements of shareholders' equity and comprehensive income.

Risk and Uncertainties

        The Company is subject to risks common to its industry including, but not limited to, global economic conditions, rapid technological change, spending patterns from its customers, protection of its intellectual property, availability of key raw materials and components, compliance with existing and future regulation by government agencies, dependence on key personnel and fluctuations in foreign currency exchange rates.

Contingencies

        The Company is subject to proceedings, lawsuits and other claims related to patents, product and other matters. The Company assesses the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each situation or changes in settlement strategy in dealing with these matters.

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

Prior Year Financial Statement Reclassification

        The consolidated balance sheet at December 31, 2009 reflects amounts related to commodity hedge contracts net of the associated fixed price commodity contract. In order to conform to the current year presentation, the Company has shown $0.3 million of commodity hedge contracts as other current assets and $0.3 million of fixed price commodity contracts as other current liabilities to provide a better reflection of the assets and liabilities. The reclassification of these amounts had no effect on the Company's previously reported results of operations or cash flows for the year ended December 31, 2009.

        Additionally, certain amounts totaling $19.2 million in the consolidated balance sheet for the year ended December 31, 2009, related to prepaid income taxes, have been reclassified from deferred tax assets to other current assets to conform to the current period presentation. The reclassification had no impact on the Company's previously reported results of operations or cash flows for the years ended December 31, 2009 or 2008.

Note 3—Acquisition of Bruker BioSpin

        In February 2008, the Company completed the acquisition of all of the outstanding capital stock of Bruker BioSpin in accordance with the terms of various stock purchase agreements dated as of December 2, 2007. The acquisition of Bruker BioSpin represented a combination of companies under common control due to the majority ownership of both companies by six related individuals as an affiliated shareholder group. As a result, the acquisition of Bruker BioSpin was accounted for at historical carrying values. The technologies of Bruker BioSpin are complementary to the Company's accurate-mass electrospray time-of-flight mass spectrometers and single-crystal diffraction X-ray spectrometers and continue to provide revenue synergies and opportunities to supply customers with equipment packages that have a broader range of applications and value. The addition of Bruker BioSpin enhanced the Company's worldwide distribution and sales and service infrastructure.

        At the completion of this acquisition, the Company paid an aggregate of $914.0 million of consideration to the shareholders of Bruker BioSpin, which was financed with 57,544,872 shares of unregistered common stock valued at $526.0 million, $351.0 million of cash obtained under a credit facility and the balance with cash on hand. The value of the shares of common stock issued in connection with the merger was determined using a trailing average of the closing market prices of the Company's stock for a period of ten consecutive trading days ending two days prior to the signing of the various stock purchase agreements.

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

Note 4—Other Acquisitions

Other Acquisitions Completed in 2010

        In October 2010, the Company completed the acquisition of Veeco Metrology Inc., a scanning probe microscopy and optical industrial metrology instruments business (the "nano surfaces business"), from Veeco Instruments Inc. ("Veeco") for cash consideration of $230.4 million. The Company financed the acquisition with $167.6 million borrowed under a revolving credit agreement and the balance with cash on hand. The acquired business complements the Company's existing atomic force microscopy products and expands the Company's offerings to industrial and applied markets, specifically, in the fields of materials and nanotechnology research and analysis. Under the purchase agreement $22.9 million of the purchase price was paid into escrow pending the resolution of indemnification obligations and working capital obligations of the seller. At December 31, 2010, the Company has not completed the local business transfer of the part of the acquired business in China because it is in the process of establishing a legal entity. The Company paid approximately $7.2 million to Veeco for the net assets in China and has recorded this amount in other current assets because the Company expects to complete the local business transfer in the next twelve months.

        In May 2010, the Company completed the acquisition of three former Varian, Inc. ("Varian") product lines which Agilent Technologies, Inc. ("Agilent") divested in connection with obtaining regulatory approval for its acquisition of Varian. The Company acquired certain assets and assumed certain liabilities in Varian's inductively coupled plasma mass spectrometry instruments business, laboratory gas chromatography instruments business, and gas chromatography triple-quadrupole mass spectrometry instruments business (collectively, the "chemical analysis business") for cash consideration of $37.5 million. The acquired business complements the Company's existing mass spectrometry products and expands the Company's offerings to industrial and applied markets.

        The acquisition of the nano surfaces business and chemical analysis business are being accounted for under the acquisition method. The components of the consideration transferred and the allocation of the consideration transferred for these businesses are as follows (in millions):

	Nano Surfaces	Chemical Analysis
Consideration Transferred:
Cash paid	$230.4	$37.5

Total consideration transferred	$230.4	$37.5

Allocation of Consideration Transferred:
Accounts receivable	$21.8	$—
Notes receivable	—	10.3
Inventory	33.5	16.9
Other current assets	8.1	—
Property, plant and equipment	18.0	2.4
Intangible assets:
Existing technology and related patents	87.7	7.1
Customer and distributor relationships	1.5	15.8
In-process research and development	21.3	—
Goodwill	51.0	0.4
Liabilities assumed	(12.5)	(15.4)

Total consideration transferred	$230.4	$37.5

        The Company has not yet completed the final allocation of the consideration transferred in connection with the nano surfaces business but will complete the final allocation within the measurement period. The Company finalized the allocation of the consideration transferred in connection with the chemical analysis business in the fourth quarter of 2010. Measurement period adjustments made to the acquisition date fair values of the chemical analysis business in the fourth quarter of 2010 were not material.

        The acquisition of the nano surfaces business and the chemical analysis business were made at prices above the fair value of the net acquired assets, resulting in $51.0 million and $0.4 million of goodwill, respectively. The Company was willing to pay these prices based on expectations of synergies that will result from combining the businesses. These synergies include expanded product offerings to applied analytical markets that the Company was previously not able to address in a comprehensive manner and leveraging selling, general and administrative expenses.

        In performing the purchase price allocation, the Company considered, among other factors, its intention for future use of the acquired assets, analyses of historical financial performance, and estimates of future cash flows from the nano surfaces and chemical analysis business' products and services. The purchase price was allocated based upon the fair value of the identified assets acquired and liabilities assumed as of the acquisition date from a market participant's perspective. The Company used the excess-earnings method, a form of the income approach, to value the existing technology and patents related to the nano surfaces business and for the customer and distributor relationships related to the chemical analysis business. The principle behind this method is that the value of the intangible asset is equal to the present value of the after-tax cash flows attributable to the intangible asset only. The Company used the lost-profit/avoided cost method, a form of the income approach, to value the distributor relationships related to the nano surfaces business. The principle behind this method is that the economic value of an asset can be estimated based on the total costs that were avoided by having the asset in place. The Company used the relief from royalty method to value the existing technology and patents related to the chemical analysis business. The principle behind this method is that the value of the intangible asset is equal to the present value of the after-tax royalty savings attributable to owning the intangible asset. The weighted-average amortization periods for intangible assets acquired in connection with the nano surfaces business and the chemical analysis business are 8.5 years for existing technology and related patents and 9.6 years for customer and distributor relationships. Acquired IPR&D was valued using the discounted cash flows approach. IPR&D is carried at its initial fair value and will be amortized to expense upon completion of development. If further development becomes unfeasible or is abandoned, the carrying value of the IPR&D will be expensed in the period it occurs. Additionally, the Company assumed certain liabilities in the acquisition, including deferred revenue which was recorded at fair value using a cost-plus profit approach.

        Transaction costs associated with the acquisition of the nano surfaces and chemical analysis businesses have been expensed as incurred. The Company incurred $4.6 million in expenses that are included in other charges, net in the consolidated statements of income for the year ended December 31, 2010. These costs include $2.8 million of transition costs whereby Agilent and Veeco are providing administrative services on behalf of the Company for defined periods and transaction expenses of $1.8 million consisting of various professional fees.

        The results of the nano surfaces business and the chemical analysis business have been included in the Scientific Instruments segment from the date of acquisition.

        The following table sets forth pro forma financial information reflecting the acquisition of the nano surfaces business as if the acquisition had occurred on January 1, 2009, for the years ended December 31, (in millions, except per share date):

	2010	2009
Revenue	$1,410.7	$1,211.8
Net income attributable to Bruker Corporation	97.0	55.3
Net income per common share attributable to Bruker Corporation shareholders:
Basic and diluted	$0.59	$0.34

        From the date of acquisition through December 31, 2010, the nano surfaces business generated revenues of $20.8 million, net losses attributable to Bruker Corporation of $(8.8) million and net loss per diluted common share attributable to Bruker Corporation of $(0.05).

        Pro forma financial information reflecting the acquisition of the chemical analysis business has not been presented because the impact on revenues, net income and net income per common share attributable to Bruker Corporation shareholders is not material.

Other Acquisitions Completed in 2009

        In April 2009, the Company acquired substantially all of the assets of the research instruments portion of ACCEL Instruments GmbH (the "RI business") from Varian Medical Systems, Inc. The acquisition of the RI business was accounted for under the acquisition method. The RI business, located in Bergisch Gladbach, Germany, consists of the development and manufacture of electron and ion linear accelerators, superconducting and normal conducting accelerator cavities, insertion devices, superconducting fault current limiters, other accelerator components and specialty superconducting magnets for physics and energy research and a variety of other scientific applications. The consideration transferred in acquiring the RI business was approximately $0.4 million and consisted entirely of cash. The Company acquired approximately $2.8 million of receivables, $4.4 million of inventory, $2.2 million of other current assets and $4.9 million of property, plant and equipment in this acquisition and assumed approximately $12.1 million of current liabilities. The Company also recorded $0.5 million representing the fair value of a noncontrolling interest. In 2009, in connection with the acquisition of the RI business, the Company recorded a gain of approximately $1.3 million that was recorded as a component of acquisition-related charges in the consolidated statements of income. A gain of $2.1 million was initially recorded in the second quarter of 2009 based on a preliminary purchase price allocation, but was subsequently reduced by $0.8 million in the fourth quarter of 2009 based on the final allocation. The results of the RI business have been included in the Energy & Supercon Technologies segment from the date of acquisition. Pro forma financial information reflecting the acquisition of the RI business has not been presented because the impact on revenues, net income attributable to Bruker Corporation and net income per common share attributable to Bruker Corporation shareholders is not material.

Note 5—Fair Value of Financial Instruments

        The Company measures the following financial assets and liabilities at fair value on a recurring basis. The following table sets forth the Company's financial instruments and presents them within the fair value hierarchy using the lowest level of input that is significant to the fair value measurement at December 31, 2010 (in millions):

	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$88.3	$88.3	$—	$—
Restricted cash	2.9	2.9	—	—
Foreign exchange contracts	2.1	—	2.1	—
Embedded derivatives in purchase and delivery contracts	0.1	—	0.1	—
Commodity contracts	0.6	—	0.6	—
Long-term restricted cash	3.5	3.5	—	—

Total assets recorded at fair value	$97.5	$94.7	$2.8	$—

Liabilities:
Interest rate swap contract	$3.0	$—	$3.0	$—
Foreign exchange contracts	1.7	—	1.7	—
Embedded derivatives in purchase and delivery contracts	1.5	—	1.5	—
Fixed price commodity contracts	0.6	—	0.6	—

Total liabilities recorded at fair value	$6.8	$—	$6.8	$—

Note 6—Accounts Receivable

        The following is a summary of trade accounts receivable at December 31, (in millions):

	2010	2009
Gross accounts receivable	$238.0	$189.5
Allowance for doubtful accounts	(5.1)	(5.4)

Accounts receivable, net	$232.9	$184.1

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

        The following is a summary of the activity in the Company's allowance for doubtful accounts at December 31, (in millions):

	Balance at Beginning of Period	Additions Charged to Expense	Deductions Amounts Written Off	Balance at End of Period
2010	$5.4	$0.3	$(0.6)	$5.1
2009	5.4	1.2	(1.2)	5.4
2008	6.1	0.4	(1.1)	5.4

Note 7—Inventories

        Inventories consisted of the following at December 31, (in millions):

	2010	2009
Raw materials	$143.7	$108.8
Work-in-process	174.8	134.6
Demonstration units	48.6	41.3
Finished goods	143.9	138.1

Inventories	$511.0	$422.8

        The Company reduces the carrying value of its demonstration inventories for differences between its cost and estimated net realizable value through a charge to cost of product revenue that is based on a number of factors including, the age of the unit, the physical condition of the unit and an assessment of technological obsolescence. Amounts recorded in cost of revenue related to the write-down of demonstration units to net realizable value were $24.4 million, $26.1 million and $24.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. Finished goods include in-transit systems that have been shipped to the Company's customers but not yet installed and accepted by the customer. As of December 31, 2010 and 2009, inventory-in-transit was $85.3 million and $80.8 million, respectively.

Note 8—Property, Plant and Equipment

        The following is a summary of property, plant and equipment by major asset class at December 31, (in millions):

	2010	2009
Land	$28.3	$29.1
Building and leasehold improvements	231.5	233.8
Machinery, equipment, software and furniture and fixtures	281.0	254.5

	540.8	517.4
Less accumulated depreciation and amortization	(307.1)	(294.0)

Property, plant and equipment, net	$233.7	$223.4

        Depreciation expense, which includes the amortization of leasehold improvements, for the years ended December 31, 2010, 2009 and 2008 approximated $30.3 million, $27.9 million and $27.5 million, respectively.

Note 9—Goodwill and Other Intangible Assets

        The following table sets forth the changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 (in millions):

Balance at December 31, 2008	$46.4
Goodwill acquired during the period	0.5
Foreign currency impact	0.6

Balance at December 31, 2009	47.5
Goodwill acquired during the period	52.4
Foreign currency impact	(1.6)

Balance at December 31, 2010	$98.3

        At December 31, 2010 and 2009, all goodwill was allocated to the Scientific Instruments segment. The goodwill acquired in 2010 relates to the acquisition of the nano surfaces business, the chemical analysis business and approximately $1.0 million related to other individually insignificant acquisitions. The goodwill acquired in 2009 related to a number of individually insignificant acquisitions. No impairment losses were recorded on goodwill during the years ended December 31, 2010, 2009 and 2008.

        The following is a summary of intangible assets at December 31, (in millions):

	2010			2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology and related patents	$112.0	$(15.0)	$97.0	$14.4	$(10.7)	$3.7
Customer relationships	20.2	(2.5)	17.7	2.0	(0.9)	1.1
Trade names	0.4	(0.3)	0.1	0.4	(0.3)	0.1

Intangible assets subject to amortization	132.6	(17.8)	114.8	16.8	(11.9)	4.9
In-process research and development	21.3	—	21.3	—	—	—

Intangible assets	$153.9	$(17.8)	$136.1	$16.8	$(11.9)	$4.9

        For the years ended December 31, 2010, 2009 and 2008, the Company recorded amortization expense of approximately $5.8 million, $1.8 million and $1.8 million, respectively, in the consolidated statements of income. No impairment losses were recorded related to definite-lived intangible assets during the years ended December 31, 2010, 2009 and 2008.

        The estimated future amortization expense related to amortizable intangible assets at December 31, 2010 is as follows (in millions):

2011	$15.2
2012	16.8
2013	16.7
2014	16.4
2015	16.1
Thereafter	54.9

Total	$136.1

Note 10—Other Current Liabilities

        The following is a summary of other current liabilities at December 31, (in millions):

	2010	2009
Deferred revenue	$70.3	$51.1
Accrued compensation	68.8	55.2
Income taxes payable	61.5	39.2
Accrued warranty	28.4	22.9
Derivative liabilities	6.8	5.3
Other accrued expenses	65.9	62.5

Other current liabilities	$301.7	$236.2

        The following table sets forth the changes in accrued warranty for the years ended December 31, 2010 and 2009 (in millions):

Balance at December 31, 2008	$24.5
Accruals for warranties issued during the year	20.9
Settlements of warranty claims	(23.0)
Foreign currency impact	0.5

Balance at December 31, 2009	22.9
Accruals for warranties issued during the year	28.6
Settlements of warranty claims	(22.0)
Foreign currency impact	(1.1)

Balance at December 31, 2010	$28.4

Note 11—Debt

        The Company's debt obligations consist of the following as of December 31, (in millions):

	2010	2009
US Dollar term loan under the Credit Agreement	$110.6	$131.3
Euro bank loans at fixed rate of 2.95%, collateralized by land and buildings of Bruker Daltonik GmbH, quarterly principal payments and monthly interest payments due and payable through 2010	—	0.3
Capital lease obligations	4.9	6.0

Total long-term debt	115.5	137.6
Current portion of long-term debt	(28.9)	(21.9)

Total long-term debt, less current portion	$86.6	$115.7

        Annual maturities of long-term debt at December 31, 2010 are as follows (in millions):

2011	$28.9
2012	83.7
2013	1.1
2014	0.7
2015	0.6
Thereafter	0.5

Total	$115.5

        The Company entered into a credit agreement with a syndication of lenders (the "Credit Agreement") which provides for a revolving credit line with a maximum commitment of $230.0 million and a term facility of $150.0 million. The outstanding principal and interest under the term loan is payable in quarterly installments through December 2012. Borrowings under the Credit Agreement bear interest, at the Company's option, at either (i) the higher of the prime rate or the federal funds rate plus 0.50%, or (ii) adjusted LIBOR, plus margins ranging from 0.40% to 1.25% and a facility fee ranging from 0.10% to 0.20%. As of December 31, 2010, the weighted average interest rate of borrowings under the term facility of the Credit Agreement was approximately 2.6%.

        Borrowings under the Credit Agreement are secured by the pledge to the banks of 100% of the capital stock of each of the Company's wholly-owned domestic subsidiaries and 65% of the capital stock of certain of the Company's direct or indirect wholly-owned foreign subsidiaries. The Credit Agreement also requires the Company to maintain certain financial ratios related to leverage ratios and interest coverage ratios as defined in the Credit Agreement. In addition to the financial ratios, the Credit Agreement restricts, among other things, the Company's ability to do the following: make certain payments; incur additional debt; incur certain liens; make certain investments, including derivative agreements; merge, consolidate, sell or transfer all or substantially all of the Company's assets; and enter into certain transactions with affiliates. As of December 31, 2010, the latest measurement date, the Company was in compliance with the covenants under the Credit Agreement.

        In addition to its long-term arrangements, the Company had the following amounts outstanding under revolving loan arrangements as of December 31, (in millions):

	2010	2009
Euro revolving loans under the Credit Agreement	$185.5	$—
Other revolving loans	—	0.1

Total short-term borrowings	$185.5	$0.1

        Interest expense under long-term and revolving loan arrangements for the years ended December 31, 2010, 2009 and 2008, was $5.6 million, $7.5 million and $11.7 million, respectively.

        The following is a summary of the maximum commitments and the net amounts available to the Company under revolving loans as of December 31, 2010 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
Credit Agreement	0.7%	$230.0	$185.5	$0.1	$44.4
Other revolving loans	0.0%	146.8	—	108.7	38.1

Total revolving loans	0.7%	$376.8	$185.5	$108.8	$82.5

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

Note 12—Derivative Instruments and Hedging Activities

Interest Rate Risks

        The Company's exposure to interest rate risk relates primarily to outstanding variable rate debt and adverse movements in the related short-term market rates. The most significant component of the Company's interest rate risk relates to amounts outstanding under the Credit Agreement. In April 2008, the Company entered into an interest rate swap arrangement to manage its exposure to interest rate movements and the related effect on its variable rate debt. Under this interest rate swap arrangement, the Company will pay a fixed rate of approximately 3.8% and receive a variable rate based on three month LIBOR. The initial notional amount of this interest rate swap was $90.0 million and it amortizes in proportion to the term debt component of the Credit Agreement through December 2012. At December 31, 2010 and 2009, the notional amount of this interest rate swap was $66.4 million and $78.8 million, respectively. The Company concluded that this swap met the criteria to qualify as an effective hedge of the variability of cash flows of the interest payments and accounts for the interest rate swap as a cash flow hedge. Accordingly, the Company reflects changes in the fair value of the effective portion of this interest rate swap in accumulated other comprehensive income, a separate component of shareholders' equity. Amounts recorded in accumulated other comprehensive income are reclassified to interest and other income (expense), net in the consolidated statement of income when either the forecasted transaction occurs or it becomes probable that the forecasted transaction will not occur.

Foreign Exchange Rate Risk Management

        The Company generates a substantial portion of its revenues and expenses in international markets, principally Germany and other countries in the European Union, Switzerland and Japan, which subjects its operations to the exposure of exchange rate fluctuations. The impact of currency exchange rate movement can be positive or negative in any period. Under these arrangements, the Company typically agrees to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates with maturities of less than twelve months. These transactions do not qualify for hedge accounting and, accordingly, the instrument is recorded at fair value with the corresponding gains and losses recorded in the consolidated statements of income. The Company had the following notional amounts outstanding under foreign currency contracts at December 31, (in millions):

Buy	Notional Amount in Buy Currency	Sell	Notional Amount in U.S. Dollars
December 31, 2010:
Euro	1.5	Australian Dollars	$2.2
Euro	13.3	Swiss Francs	19.3
Euro	14.5	U.S. Dollars	19.6
Swiss Francs	13.6	U.S. Dollars	13.9
Swiss Francs	18.0	Euro	18.5
U.S. Dollars	8.9	Euro	8.7

			$82.2

December 31, 2009:
Swiss Francs	13.6	U.S. Dollars	$13.1
U.S. Dollars	1.1	Euro	1.1
Euro	7.7	U.S. Dollars	11.1

			$25.3

        In addition, the Company periodically enters into purchase and sales contracts denominated in currencies other than the functional currency of the parties to the transaction. The Company accounts for these transactions separately valuing the "embedded derivative" component of these contracts. The contracts, denominated in currencies other than the functional currency of the transacting parties, amounted to $16.1 million for the delivery of products and $0.3 million for the purchase of products at December 31, 2010 and $30.4 million for the delivery of products and $0.2 million for the purchase of products at December 31, 2009. The changes in the fair value of these embedded derivatives are recorded in interest and other income (expense), net in the consolidated statements of income.

Commodity Price Risk Management

        The Company has an arrangement with a customer under which the Company has a firm commitment to deliver copper based superconductors at a fixed price. In order to minimize the volatility that fluctuations in the price of copper have on the Company's sales of these commodities, the Company enters into commodity hedge contracts. At December 31, 2010 and 2009, the Company had fixed price commodity contracts with notional amounts aggregating $2.9 million and $0.9 million, respectively. The changes in the fair value of these commodity contracts are recorded in interest and other income (expense), net in the consolidated statements of income.

        The fair value of the derivative instruments described above are recorded in our consolidated balance sheets for the years ending December 31, 2010 and 2009 as follows (in millions):

	Balance Sheet Location	2010	2009
Derivative assets:
Foreign exchange contracts	Other current assets	$2.1	$—
Embedded derivatives in purchase and delivery contracts	Other current assets	0.1	—
Commodity contracts	Other current assets	0.6	0.3
Derivative liabilities:
Foreign exchange contracts	Other current liabilities	$1.7	$—
Interest rate swap contract	Other current liabilities	3.0	3.5
Embedded derivatives in purchase and delivery contracts	Other current liabilities	1.5	1.5
Fixed price commodity contracts	Other current liabilities	0.6	0.3

        The losses recognized in other comprehensive income related to the effective portion of the interest rate swap designated as a hedging instrument for the years ending December 31, are as follows (in millions):

	2010	2009	2008
Interest rate swap contract	$(2.1)	$(1.2)	$(5.2)

        The losses related to the effective portion of the interest rate swap designated as a hedging instrument that were reclassified from other comprehensive income and recognized in net income for the years ending December 31, are as follows (in millions):

	2010	2009	2008
Interest rate swap contract	$(2.6)	$(2.5)	$(0.4)

        The Company expects $2.1 million of accumulated losses to be reclassified into earnings over the next twelve months.

        The Company did not recognize any amounts related to ineffectiveness in the results of operations for the years ended December 31, 2010, 2009 and 2008, respectively.

        The impact on net income of changes in the fair value of derivative instruments not designated as hedging instruments for the years ending December 31, are as follows (in millions):

	2010	2009	2008
Foreign exchange contracts	$0.4	$—	$(0.1)
Embedded derivatives	0.1	0.7	(1.8)
Interest rate derivatives	—	—	(0.5)

Income (expense), net	$0.5	$0.7	$(2.4)

        The amounts recorded in the results of operations related to derivative instruments not designated as hedging instruments are recorded in interest and other income (expense), net.

Note 13—Income Taxes

        The domestic and foreign components of income before taxes are as follows for the years ended December 31, (in millions):

	2010	2009	2008
Domestic	$(12.5)	$(11.5)	$(17.1)
Foreign	162.6	140.6	110.3

	$150.1	$129.1	$93.2

        The components of the income tax provision are as follows for the years ended December 31, (in millions):

	2010	2009	2008
Current income tax expense:
Federal	$0.3	$1.6	$0.2
State	—	0.8	0.4
Foreign	56.6	47.8	28.4

Total current income tax expense	56.9	50.2	29.0
Deferred income tax (benefit):
Federal	0.3	(0.4)	0.6
State	—	—	0.3
Foreign	(3.9)	(1.7)	(1.9)

Total deferred income tax (benefit)	(3.6)	(2.1)	(1.0)

Income tax provision	$53.3	$48.1	$28.0

        A reconciliation of the United States federal statutory rate to the effective income tax rate is as follows for the years ended December 31:

	2010	2009	2008
Statutory tax rate	35.0%	35.0%	35.0%
Foreign tax rate differential	(5.7)	(9.9)	(7.0)
Permanent differences	1.8	3.0	0.6
Tax contingencies	4.4	2.4	2.3
Change in tax rates	0.1	0.1	—
Withholding taxes	(1.3)	0.2	(3.3)
State income taxes, net of federal benefits	0.7	0.7	0.5
Restructuring of wire business	—	—	(7.9)
Acquisition costs	—	—	2.1
Other	(1.0)	3.0	(1.0)

Effective tax rate before valuation allowance	34.0%	34.5%	21.3%
Change in valuation allowance for unbenefitted losses	1.5%	2.8%	8.7%

Effective tax rate	35.5%	37.3%	30.0%

        The tax effect of temporary items that give rise to significant portions of the deferred tax assets and liabilities are as follows as of December 31, (in millions):

	2010	2009
Deferred tax assets:
Accounts receivable	$0.8	$0.6
Accrued expenses	5.1	3.6
Compensation	4.3	4.6
Investments	6.5	5.9
Inventory	2.6	1.7
Fixed assets	0.1	—
Deferred revenue	4.3	5.2
Net operating loss carryforwards	15.5	14.4
Capital loss carryforwards	4.3	4.3
Foreign tax and other tax credit carryforwards	8.0	3.2
Foreign statutory reserves	3.6	5.0
Warranty reserve	5.3	4.2
Other	1.9	2.9

Gross deferred tax assets	62.3	55.6
Less valuation allowance	(41.2)	(34.3)

Total deferred tax assets	21.1	21.3

Deferred tax liabilities:
Accounts receivable	0.5	0.8
Fixed assets	4.0	3.6
Foreign statutory reserves	18.2	20.4
Inventory	1.3	1.1
Compensation	—	3.2
Accrued expenses	0.8	5.4
Other	3.2	4.0

Total deferred tax liabilities	28.0	38.5

Net deferred tax liability	$(6.9)	$(17.2)

        The valuation allowance was determined through an assessment of both positive and negative evidence as to whether it is more likely than not that deferred tax assets are recoverable. The Company's assessment was made on a jurisdiction-by-jurisdiction basis. The Company fully reserved all U.S. net deferred tax assets, which are predominantly net operating losses and tax credit carryforwards. The Company's inability to project future profitability in the U.S. beyond fiscal year 2011 represents sufficient negative evidence to record a valuation allowance against certain deferred tax assets.

        As of December 31, 2010, the Company has approximately $7.6 million of U.S. net operating loss carryforwards available to reduce future taxable income which expire at various times through 2021. The Company also has approximately $45.6 million of German Trade Tax net operating losses that are carried forward indefinitely. The Company also has U.S. tax credits of approximately $5.7 million available to offset future tax liabilities that expire at various dates. These credits include research and development tax credits of $5.6 million expiring at various times through 2025 and other credits of $0.1 million. These operating loss and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

        In 2008, two German subsidiaries in the Scientific Instruments segment were merged into a third German subsidiary. As a result of the merger, the Company will be able to use certain net operating loss carryforwards that existed in the merged entities but had previously been fully reserved. The valuation allowance related to these net operating loss carryforwards was reversed in 2008 and resulted in a tax benefit of approximately $6.5 million. Additionally, the Company established a profit and loss sharing agreement between two other German subsidiaries in the Scientific Instruments segment during the third quarter of 2008. This agreement allows the losses of one entity to reduce the taxable income of the other entity. Prior to this agreement being put in place, certain deferred tax assets related to these entities had full valuation allowances. These valuation allowances were reversed in 2008, resulting in a tax benefit of approximately $1.2 million.

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

        The Company has permanently reinvested the earnings of its subsidiaries in the cumulative amount of approximately $846.0 million as of December 31, 2010, and therefore has not provided for U.S. income taxes that could result from the distribution of such earnings to the U.S. parent. If these earnings were ultimately distributed to the U.S. in the form of dividends or otherwise, or if the shares of the subsidiaries were sold or transferred, the Company would likely be subject to additional U.S. income taxes, net of the impact of any available foreign tax credits. It is not practical to estimate the amount of unrecognized deferred U.S. income taxes on these undistributed earnings.

        The Company has unrecognized tax benefits of approximately $27.0 million as of December 31, 2010, of which $18.8 million, if recognized, would result in a reduction of the Company's effective tax rate. A tabular reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Gross unrecognized tax benefits at December 31, 2008	$20.1
Gross increases—tax positions in prior periods	1.6
Gross increases—current period tax positions	2.0
Settlements	(0.4)
Lapse of statutory limitations	(0.1)

Gross unrecognized tax benefits at December 31, 2009	23.2
Gross increases—tax positions in prior periods	3.1
Gross decreases—tax positions in prior periods	(1.4)
Gross increases—current period tax positions	2.1

Gross unrecognized tax benefits at December 31, 2010	$27.0

        The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2010, the Company had approximately $4.3 million of accrued penalties and interest related to uncertain tax positions included in other current liabilities on the consolidated balance sheets, of which $0.5 million was recorded during the year ended December 31, 2010.

        The Company files returns in many foreign and state jurisdictions with varying statutes of limitations and considers Germany, the United States and Switzerland to be its significant tax jurisdictions. The tax years 2003 to 2010 are open tax years in these major taxing jurisdictions. One of the Company's Swiss entities is currently being audited for the tax years 2003-2006 and the audit is expected to be completed in the first half of 2011. In addition, all of the Company's significant German subsidiaries are under tax audit for the years 2003-2008 and these audits are expected to be completed in the second half of 2011. The Company recorded an additional $2.8 million of reserves related to these audits in 2010.

Note 14—Employee Benefit Plans

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

Net Periodic Pension Cost

        The components of net periodic pension costs for the years ended December 31, are as follows (in millions):

	2010	2009	2008
Components of net periodic benefit costs:
Service cost	$3.9	$4.2	$3.4
Interest cost	4.4	5.3	4.0
Expected return on plan assets	(3.4)	(3.5)	(4.0)
Amortization of prior service costs	0.6	1.0	—

Net periodic benefit costs	$5.5	$7.0	$3.4

        The Company measures its benefit obligation and the fair value of plan assets as of December 31st each year. The changes in benefit obligations and plan assets under the defined benefit pension plans, accumulated benefit obligation and funded status of the plans were as follows at December 31, (in millions):

	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$124.9	$113.6
Service cost	3.9	4.2
Interest cost	4.4	5.3
Plan participant contributions	2.7	3.2
Benefits paid	(4.2)	(3.5)
Actuarial loss (gain)	11.1	(3.0)
Impact of foreign currency exchange rates	8.9	5.1

Benefit obligation at end of year	151.7	124.9
Change in plan assets:
Fair value of plan assets at beginning of year	95.7	80.9
Actuarial return on plan assets	1.8	8.3
Employer contributions	7.4	6.1
Benefits paid	(4.2)	(3.0)
Impact of foreign currency exchange rates	10.6	3.4

Fair value of plan assets at end of year	111.3	95.7

Net funded status	$(40.4)	$(29.2)

        The accumulated benefit obligation for the defined benefit pension plans is $144.8 million and $118.0 million at December 31, 2010 and 2009, respectively. All defined benefit pension plans have an accumulated benefit obligation and projected benefit obligation in excess of plan assets at December 31, 2010 and 2009.

        The following amounts were recognized in the accompanying consolidated balance sheets for the Company's defined benefit plans at December 31, (in millions):

	2010	2009
Current liabilities	$(1.0)	$(1.5)
Non-current liabilities	(39.4)	(27.7)

Net benefit obligation	$(40.4)	$(29.2)

        The following pre-tax amounts were recognized in accumulated other comprehensive income for the Company's defined benefit plans at December 31, (in millions):

	2010	2009
Reconciliation of amounts recognized in the statement of financial position:
Initial net obligation	$—	$—
Prior service cost (credit)	—	—
Net gain (loss)	(25.8)	(12.2)

Accumulated other comprehensive income (loss)	(25.8)	(12.2)
Accumulated contributions in excess of net periodic benefit cost	(14.6)	(17.0)

Net amount recognized	$(40.4)	$(29.2)

        The range of assumptions used for defined benefit pension plans reflects the different economic environments within the various countries. The range of assumptions used to determine the projected benefit obligations for the years ended December 31, are as follows:

	2010	2009	2008
Discount rate	1.2%-5.6%	2.0%-5.9%	2.0%-5.7%
Expected return on plan assets	3.5%-4.3%	3.5%-4.3%	4.3%-4.5%
Expected rate of compensation increase	1.0%-3.0%	1.0%-3.0%	1.5%-3.0%

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

Asset Allocations by Asset Category

        The fair value of the Company's pension plan assets at December 31, 2010, by asset category and by level, is as follows (in millions):

	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan Assets:
Cash and cash equivalents	$8.1	$8.1	$—	$—
Debt securities:
Foreign corporations	33.6	33.6	—	—
Foreign governments	14.1	14.1	—	—
U.S. corporations	0.2	0.2	—	—

	47.9	47.9	—	—

Equity Securities:
Foreign corporations	30.1	30.1	—	—
U.S. corporations	5.8	5.8	—	—

	35.9	35.9	—	—

Real estate	13.0	—	13.0	—
Mortgage and other asset-backed securities	6.4	6.4	—	—

Total plan assets	$111.3	$98.3	$13.0	$—

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

Estimated Future Benefit Payments

        The estimated future benefit payments are based on the same assumptions used to measure the Company's benefit obligation at December 31, 2010. The following benefit payments reflect future employee service as appropriate (in millions):

2011	$2.4
2012	3.1
2013	3.5
2014	4.5
2015	4.9
2016-2020	29.7

Other Benefit Plans

        The Company sponsors various defined contribution plans that cover certain domestic and international employees. The Company may make contributions to these plans at its discretion. The Company contributed $2.5 million, $2.7 million and $2.6 million to such plans in the years ended December 31, 2010, 2009 and 2008, respectively.

Note 15—Commitments and Contingencies

Operating Leases

        Certain buildings, office equipment and vehicles are leased under agreements that are accounted for as operating leases. Total rental expense under operating leases was $15.8 million, $13.8 million and $10.7 million during the years ended December 31, 2010, 2009 and 2008, respectively. Future minimum lease payments under non-cancelable operating leases at December 31, 2010, for each of the next five years are as follows (in millions):

2011	$15.0
2012	12.6
2013	9.7
2014	8.0
2015	7.0
Thereafter	5.1

Total	$57.4

Capital Leases

        The Company leases certain buildings and equipment under agreements that are classified as capital leases. The cost of the buildings and equipment under the capital leases are included in the consolidated balance sheets as property, plant and equipment and were $10.1 million and $10.4 million at December 31, 2010 and 2009, respectively. Accumulated amortization of the leased buildings at December 31, 2010 and 2009 was $2.2 million and $1.8 million, respectively. Amortization expense related to assets under capital leases is included in depreciation expense. The obligations related to capital leases are recorded as a component of long-term debt or the current portion of long-term debt in the consolidated balance sheets, depending on when the lease payments are due.

License Agreements

        The Company has entered into cross-licensing agreements for various technologies that allow other companies to utilize certain patents and related technologies over periods ranging from 21 to 30 years.

Income from these agreements for the years ended December 31, 2010, 2009 and 2008 was $3.2 million, $2.3 million and $2.4 million, respectively, and is classified in other revenue in the consolidated statements of income. The unearned portions of proceeds from the cross-licensing agreements are classified as short-term or long-term deferred revenue depending on when the revenue will be earned.

        The Company has also entered into license agreements allowing it to utilize certain patents. If these patents are used in connection with a commercial product sale, the Company pays royalties ranging from 0.15% to 5.00% on the related product revenues. Licensing fees for the years ended December 31, 2010, 2009 and 2008, were $1.8 million, $2.1 million and $1.7 million, respectively, and are recorded in cost of product revenue in the consolidated statements of income.

Grants

        The Company has received certain grants from government authorities in the United States and Germany. The grants were made in connection with the Company's development of specific magnetic resonance core technology equipment, spectrometers and related components and a standalone monitor for chemical agents. The agreements under which these grants were awarded have expiration dates ranging between 2011 and 2014. Amounts received under these grants during the years ended December 31, 2010, 2009 and 2008, totaled $3.8 million, $4.5 million and $2.9 million, respectively, and are classified as other revenue in the consolidated statement of income. Total expenditures related to these grants were $4.5 million, $5.8 million and $5.9 million, respectively, and are classified as research and development expenses in the consolidated statements of income.

Legal

        Lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. The Company believes the outcome of these proceedings, if any, will not have a material impact on the Company's financial position or results of operations. As of December 31, 2010 and 2009, no accruals have been recorded for such potential contingencies.

Letters of Credit and Guarantees

        At December 31, 2010 and 2009, the Company had bank guarantees of $108.8 million and $87.0 million, respectively, for its customer advances. These arrangements guarantee the refund of advance payments received from customers in the event that the merchandise is not delivered in compliance with the terms of the contract. Certain of these guarantees affect the availability of the Company's lines of credit.

Indemnifications

        The Company enters into standard indemnification arrangements in the Company's ordinary course of business. Pursuant to these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, generally the Company's business partners or customers, in connection with any patent, or any copyright or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual anytime after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal.

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

Environmental Remediation

        A former owner of the land and building in which the Santa Barbara, California nano surfaces business is headquartered has disclosed that there are hazardous substances present in the ground under the building. Management believes that the comprehensive indemnification clause that is part of the purchase agreement related to the acquisition of the nano surfaces business provides adequate protection against any environmental issues that may arise.

Note 16—Shareholders' Equity

Public Offerings of Common Stock

        The Company has announced plans to sell a minority ownership position in its Bruker Energy & Supercon Technologies, Inc. ("BEST") subsidiary through an initial public offering of the capital stock of BEST. The Company believes the offering will provide Bruker shareholders greater visibility into BEST's performance and growth and strengthen BEST's access to financing for its revenue growth initiatives, including the development of products for the renewable energy and energy infrastructure markets.

Dividends

        The terms of some of the Company's indebtedness currently restrict the Company's ability to pay dividends to its shareholders.

Stock Plans

Bruker Corporation Stock Plan

        In February 2010, the Bruker BioSciences Corporation Amended and Restated 2000 Stock Option Plan (the "2000 Plan") expired at the end of its scheduled ten-year term. On March 9, 2010, the Company's Board of Directors unanimously approved and adopted the Bruker Corporation 2010 Incentive Compensation Plan (the "2010 Plan") and on May 14, 2010, the 2010 Plan was approved by the Company's stockholders. The 2010 Plan provides for the issuance of up to 8,000,000 shares of the Company's common stock. The Plan allows a committee of the Board of Directors (the "Committee") to grant incentive stock options, non-qualified stock options and restricted stock awards. The Committee has the authority to determine which employees will receive the awards, the amount of the awards and other terms and conditions of the award. Awards granted by the Committee typically vest over a period of three to five years.

        Stock option activity for the year ended December 31, 2010, was as follows:

	Shares Subject to Options	Weighted Average Option Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2009	5,060,043	$8.83
Granted	700,000	14.23
Exercised	(861,747)	7.02		$6.8
Forfeited	(179,648)	7.90

Outstanding at December 31, 2010	4,718,648	$9.99	6.2	$31.3

Exercisable at December 31, 2010	2,383,028	$8.57	4.7	$19.3

Exercisable and expected to vest at December 31, 2010 (a)	4,601,867	$9.96	6.1	$30.7

(a)
In addition to the options that are exercisable at December 31, 2010, the Company expects a portion of the unvested options to become exercisable in the future. Options expected to vest in the future are determined by applying an estimated forfeiture rate to the options that are unvested as of December 31, 2010.

        The aggregate intrinsic value is based on the positive difference between the fair value of the Company's common stock price of $16.60 on December 31, 2010, or the date of exercises, as appropriate, and the exercise price of the underlying stock options.

        Unrecognized pre-tax expense of $13.8 million related to stock options awarded under the 2000 and 2010 Plans is expected to be recognized over the weighted average remaining service period of 2.2 years for awards outstanding at December 31, 2010.

        Restricted shares of the Company's common stock are periodically awarded to executive officers, directors and certain key employees of the Company, subject to service restrictions which expire ratably over periods of three to five years. The restricted shares of common stock may not be sold or transferred during the restriction period. Stock compensation for restricted stock is recorded based on the stock price on the grant date and charged to expense ratably through the restriction period. The following table summarizes information about restricted stock activity during the year ended December 31, 2010:

	Shares Subject to Restriction	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2009	417,425	$7.49
Vested	(170,097)	6.73
Forfeited	(70)	5.00

Outstanding at December 31, 2010	247,258	$8.02

        Unrecognized pre-tax expense of $1.4 million related to restricted stock awarded under the 2000 Plan is expected to be recognized over the weighted average remaining service period of 1.3 years for awards outstanding at December 31, 2010.

Bruker Energy & Supercon Technologies Stock Plan

        In October 2009, the Board of Directors of BEST adopted the Bruker Energy & Supercon Technologies, Inc. 2009 Stock Option Plan (the "BEST Plan"). The BEST Plan provides for the issuance of up to 1,600,000 shares of BEST common stock in connection with awards under the BEST Plan. The BEST Plan allows a committee of the BEST Board of Directors to grant incentive stock options, non-qualified stock options and restricted stock awards The Compensation Committee of the BEST Board of Directors has the authority to determine which employees will receive the awards, the amount of the awards and other terms and conditions of the awards. As of December 31, 2010 and 2009, 800,000 and 730,000 incentive stock options and non-qualified stock options, respectively, had been awarded to key employees and directors of the Company with vesting periods of three to five years. As of December 31, 2010, no restricted stock has been awarded under the BEST Plan.

        In 2010 and 2009, the Company recorded approximately $0.5 million and $0.1 million, respectively, of pre-tax compensation expense related to awards granted under the BEST Plan. Unrecognized pre-tax expense of $1.7 million related to stock options awarded under the BEST Plan is expected to be recognized over the weighted average remaining service period of 3.3 years for awards outstanding at December 31, 2010.

Note 17—Accumulated Other Comprehensive Income

        The following is a summary of the components of accumulated other comprehensive income, net of tax, at December 31, (in millions):

	Foreign Currency Translation	Unrealized Losses on Cash Flow Hedges	Unrealized Gains on Available-for-Sale Securities	Pension Liability Adjustment	Accumulated Other Comprehensive Income
Balance at December 31, 2007	$150.8	$—	$1.4	$(3.7)	$148.5
Other comprehensive income	8.1	(5.2)	—	(12.6)	(9.7)
Realized (gain) loss on reclassification	—	0.4	(1.4)	—	(1.0)

Balance at December 31, 2008	158.9	(4.8)	—	(16.3)	137.8
Other comprehensive income (loss)	8.6	(1.2)	—	5.8	13.2
Realized loss on reclassification	—	2.5	—	—	2.5

Balance at December 31, 2009	167.5	(3.5)	—	(10.5)	153.5
Other comprehensive income (loss)	8.3	(2.1)	—	(9.9)	(3.7)
Realized loss on reclassification	—	2.6	—	—	2.6

Balance at December 31, 2010	$175.8	$(3.0)	$—	$(20.4)	$152.4

Note 18—Other Charges, Net

        The components of other charges, net for the years ended December 31, 2010, 2009 and 2008, were as follows (in millions):

	2010	2009	2008
Acquisition-related charges (Note 4)	$1.8	$0.8	$6.2
Transition-related charges incurred in connection with acquired businesses (Note 4)	2.8	—	—
Loss on divestiture of business	1.0	—	—
Restructuring charges (Note 19)	0.2	0.2	2.3
Impairment charges (Note 20)	—	0.7	—
Gain on bargain purchase (Note 4)	—	(1.3)	—

	$5.8	$0.4	$8.5

Note 19—Restructuring Activities

        In 2010, the Company recorded restructuring charges of $0.2 million, which related primarily to severance incurred in connection with the closing of a production facility in Herzogenrath, Germany and relocating the associated operations (the "Herzogenrath Program"). These charges, which relate entirely to the Scientific Instruments segment, were recorded as a component of other charges, net in the consolidated statement of income. The Company does not expect to incur any additional costs related to this move and all of the related severance payments had been paid at December 31, 2010.

        In 2008, the Company recorded restructuring charges of $2.3 million which consisted primarily of severance costs associated with a restructuring of certain operations in the Netherlands (the "Netherlands Program"). These charges, which relate entirely to the Scientific Instruments segment, were recorded as a component of other charges, net in the consolidated statement of income. Approximately $2.2 million of the restructuring charges related to an involuntary severance program under which approximately 30 employees left the Company and the balance related to exit costs associated with terminating certain leases. In 2009, the Company recorded an additional $0.2 million of net restructuring charges related to the involuntary severance component of the Netherlands Program that was recorded as a component of other charges, net in the consolidated statement of income. The impact of this program reduced the number of employees in sales and marketing and research and development and consolidated the selling and developments efforts of the Company's single crystal X-ray diffraction products.

        The following table sets forth the changes in the reserves for restructuring charges for the years ended December 31, 2010 and 2009 (in millions):

	Total	Severance	Exit Costs
Balance at December 31, 2008	$2.3	$2.2	$0.1
Restructuring charges related to the Netherlands program	0.3	0.3	—
Reversal of restructuring charges related to the Netherlands program	(0.1)	(0.1)	—
Cash payments	(2.6)	(2.5)	(0.1)
Foreign currency impact	0.1	0.1	—

Balance at December 31, 2009	—	—	—
Restructuring charges related to the Herzogenrath program	0.2	0.2	—
Cash payments	(0.2)	(0.2)	—
Foreign currency impact	—	—	—

Balance at December 31, 2010	$—	$—	$—

Note 20—Impairment Charges

        In 2009, the Company recorded an impairment charge of $0.7 million, which consisted of equipment used in the production of certain superconducting wire. The impairment loss was recorded because the Company determined that the carrying value of the assets exceeded the estimated undiscounted operating cash flows generated by the asset group. The amount of the impairment charge was determined by comparing the fair value of this asset group to its carrying value. The Company determined the fair value of the asset group by using an income approach methodology of valuation that includes the discounted cash flow method. The impairment charge was allocated to the Energy & Supercon Technologies segment and has been recorded as a component of other charges, net in the consolidated statements of income.

Note 21—Interest and Other Income (Expense), Net

        The components of interest and other income (expense), net for the years ended December 31, 2010, 2009 and 2008, were as follows (in millions):

	2010	2009	2008
Interest income	$0.9	$1.0	$4.9
Interest expense	(5.6)	(7.5)	(11.7)
Exchange losses on foreign currency transactions	(1.5)	(1.9)	(11.2)
Other	0.6	0.8	3.0

Interest and other income (expense), net	$(5.6)	$(7.6)	$(15.0)

Note 22—Business Segment Information

        The Company has determined that it has five operating segments based on the information reviewed by the Chief Operating Decision Maker, representing each of its five divisions: Bruker BioSpin, Bruker Daltonics, Bruker MAT, Bruker Optics and Bruker Energy & Supercon Technologies. Bruker BioSpin is in the business of designing, manufacturing and distributing enabling life science tools based on magnetic resonance technology. Bruker Daltonics is in the business of manufacturing and distributing mass spectrometry and gas chromatography instruments that can be integrated and used along with other analytical instruments and the Company's CBRNE detection products. Bruker MAT is in the business of manufacturing and distributing advanced X-ray, spark-optical emission spectroscopy, atomic force microscopy and stylus and optical metrology instrumentation used in non-destructive molecular and elemental analysis. Bruker Optics is in the business of manufacturing and distributing research, analytical and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy technologies. Bruker Energy & Supercon Technologies is in the business of developing and producing low temperature superconductor and high temperature superconductor materials for use in advanced magnet technology and energy applications as well as linear accelerators, accelerator cavities, insertion devices, superconducting fault current limiters, other accelerator components and specialty superconducting magnets for physics and energy research and a variety of other scientific applications.

        The Company's reportable segments are organized by the types of products and services provided. The Company has combined the Bruker BioSpin, Bruker Daltonics, Bruker MAT and Bruker Optics operating segments into the Scientific Instruments reporting segment because each has similar economic characteristics, product processes and services, types and classes of customers, methods of distribution and regulatory environments.

        Management evaluates segment operating performance and allocates resources based on operating income (loss). The Company uses this measure because it helps provide an understanding of its core operating results. Selected business segment information is presented below for the years ended December 31, (in millions):

	2010	2009	2008
Revenue:
Scientific Instruments	$1,225.1	$1,062.7	$1,074.1
Energy & Supercon Technologies	90.5	59.8	43.5
Eliminations (a)	(10.7)	(8.0)	(10.5)

Total revenue	$1,304.9	$1,114.5	$1,107.1

Operating Income (Loss):
Scientific Instruments	$160.5	$141.7	$116.2
Energy & Supercon Technologies	(2.6)	(6.3)	(8.2)
Corporate, eliminations and other (b)	(2.2)	1.3	0.2

Total operating income	$155.7	$136.7	$108.2

(a)
Represents product and service revenue between reportable segments.

(b)
Represents corporate costs and eliminations not allocated to the reportable segments.

        Total assets by segment as of and for the years ended December 31, are as follows (in millions):

	2010	2009
Assets:
Scientific Instruments	$1,515.8	$1,139.7
Energy & Supercon Technologies	84.4	70.6
Eliminations and other (a)	(50.4)	(38.0)

Total assets	$1,549.8	$1,172.3

(a)
Assets not allocated to the reportable segments and eliminations of intercompany transactions.

        Total capital expenditures and depreciation and amortization by segment as of and for the years ended December 31, 2010, 2009 and 2008, are as follows (in millions):

	2010	2009	2008
Capital Expenditures:
Scientific Instruments	$26.6	$14.1	$45.1
Energy & Supercon Technologies	5.3	2.2	2.3

Total capital expenditures	$31.9	$16.3	$47.4

Depreciation and Amortization:
Scientific Instruments	$32.8	$26.7	$27.0
Energy & Supercon Technologies	3.3	3.0	2.3

Total depreciation and amortization	$36.1	$29.7	$29.3

        Revenue and long-lived assets by geographical area as of and for the years ended December 31, 2010, 2009 and 2008, were as follows (in millions):

	2010	2009	2008
Revenue:
United States	$264.0	$209.2	$232.2
Germany	181.6	192.2	235.2
Rest of Europe	368.2	322.7	316.3
Asia Pacific	381.8	295.5	227.6
Other	109.3	94.9	95.8

Total revenue	$1,304.9	$1,114.5	$1,107.1

	2010	2009
Long-lived assets:
United States	$40.0	$22.2
Germany	126.0	133.9
Rest of Europe	59.2	57.6
Asia Pacific	5.6	6.7
Other	2.9	3.0

Total long-lived assets	$233.7	$223.4

        The geographic information presented above reflects revenue based on location of the customer and net long-lived assets based on the physical location of the asset.

Note 23—Related Parties

        The Company rents office space from certain of its principal shareholders under multiple leases, which have expiration dates ranging from 2011 to 2017. Total rent expense under these leases was $2.4 million, $2.1 million and $1.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        During the years ended December 31, 2010, 2009 and 2008, the Company incurred expenses of $2.9 million, $1.1 million and $2.3 million, respectively, to a law firm in which one of its directors is a partner.

        During the years ended December 31, 2010, 2009 and 2008, the Company incurred expenses of $0.3 million, $0.6 million, $0.9 million, respectively, to a financial services firm in which one of its directors is a partner.

Note 24—Recent Accounting Pronouncements

        In September 2009, the Emerging Issues Task Force ("EITF") reached consensus on Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2009-14, Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements. FASB ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non-software components that function together to deliver the tangible product's essential functionality are excluded from the software revenue guidance in Subtopic 985-605, Software-Revenue Recognition. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. FASB ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, however, early adoption is permitted. The Company does not expect the adoption of this update to have a material impact on its results of operations and financial position.

        In September 2009, the EITF reached consensus on FASB ASU 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements. FASB ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor's multiple-deliverable revenue arrangements. FASB ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, however, early adoption is permitted. The Company does not expect the adoption of this update to have a material impact on its results of operations and financial position.

Note 25—Subsequent Events (Unaudited)

        In February 2011, the Company entered into a definitive merger agreement to acquire Michrom Bioresources, Inc., a privately owned company based in California, U.S.A. that provides high performance liquid chromatography instrumentation, accessories, and consumables to the life science market. The acquisition is subject to customary closing conditions and the Company expects to complete the acquisition in April 2011.

Note 26—Quarterly Financial Data (Unaudited)

        A summary of operating results for the quarterly periods in the two years ended December 31, 2010 and 2009, is set forth below (in millions, except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
Year ended December 31, 2010
Net revenue	$277.7	$300.9	$310.2	$416.1
Gross profit	126.3	135.7	146.9	197.1
Operating income	26.9	37.9	39.3	51.6
Net income attributable to Bruker Corporation	16.1	22.6	27.4	29.3
Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.10	$0.14	$0.17	$0.18
Diluted	$0.10	$0.14	$0.17	$0.18
Year ended December 31, 2009
Net revenue	$230.5	$252.5	$265.1	$366.4
Gross profit	102.7	111.2	119.2	185.5
Operating income	14.3	20.2	26.0	76.2
Net income attributable to Bruker Corporation	8.4	12.9	16.4	43.5
Net income per common share attributable
to Bruker Corporation shareholders:
Basic	$0.05	$0.08	$0.10	$0.27
Diluted	$0.05	$0.08	$0.10	$0.26

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        We have established disclosure controls and procedures that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) by others within our organization. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2010. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

        The audited consolidated financial statements of the Company include the results of the nano surfaces business acquired from Veeco Instruments Inc. in October 2010 and the chemical analysis business acquired from Agilent Technologies, Inc. in May 2010 (collectively, the "acquired businesses"). Upon consideration of the date of the acquisition and the time constraints under which our management's assessment would have to be made, management determined that it would not be possible to conduct a sufficiently comprehensive assessment of the acquired businesses controls over financial reporting. Accordingly, these operations have been excluded from the scope of management's assessment of internal controls. The Company's consolidated sales for the year ended December 31, 2010 were $1,304.9 million, of which the acquired businesses represented $60.3 million. The Company's total assets as of December 31, 2010 were $1,549.8 million, of which the acquired businesses represented $245.5 million. The Company's net assets as of December 31, 2010 were $527.4 million, of which the acquired businesses represented $(20.8) million.

        The attestation report issued by Ernst & Young LLP, our independent registered public accounting firm, on our internal control over financial reporting is included herein.

Changes in Control over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Bruker Corporation

        We have audited Bruker Corporation's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Bruker Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Bruker Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bruker Corporation as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 1, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts
March 1, 2011

ITEM 9B    OTHER INFORMATION

        None.

 PART III

        In accordance with General Instruction G(3) to Form 10-K, except as set forth below, the information called for by Items 10, 11, 12, 13 and 14 is incorporated by reference from the registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on May 12, 2011.

ITEM 10    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

        The additional information required by this Item 10 pursuant to Items 401, 405 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on May 12, 2011, and is incorporated in this annual report on Form 10-K by reference.

ITEM 11    EXECUTIVE COMPENSATION

        The information required to be disclosed by this Item 11 pursuant to Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on May 12, 2011, under the captions "Summary of Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report," respectively, and is incorporated in this annual report on Form 10-K by reference.

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table summarizes information about our equity compensation plans as of December 31, 2010:

Period	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,965,906	$9.89	7,345,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A

	4,965,906	$9.89	7,345,000

        In February 2010, the Bruker BioSciences Corporation Amended and Restated 2000 Stock Option Plan (the "2000 Plan") expired at the end of its scheduled ten-year term. In May 2010, the Bruker Corporation 2010 Incentive Compensation Plan (the "2010 Plan") was approved by our stockholders. The 2010 Plan provides for the issuance of up to 8,000,000 shares of the Company's common stock. The 2010 Plan has a term of ten years.

        The additional information required by this Item 12 pursuant to Item 403 of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on May 12, 2011,

under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated in this annual report on Form 10-K by reference.

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

        The information required to be disclosed by this Item 13 pursuant to Items 404 and 407(a) of Regulation S-K is contained in the proxy statement for our annual meeting of stockholders to be held on May 12, 2011, under the captions "Certain Relationships and Related Transactions" and "Board Compensation, Meetings and Committees" and is incorporated in this annual report on Form 10-K by reference.

ITEM 14    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required to be disclosed by this Item 14 pursuant to Item 9(e) of Schedule 14A is contained in the proxy statement for our annual meeting of stockholders to be held on May 12, 2011, under the caption "Report of the Audit Committee" and is incorporated in this annual report on Form 10-K by reference.

 PART IV

ITEM 15    EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

  (a)
  Financial Statements and Schedules

  (1)
  Financial Statements

        The following consolidated financial statements of Bruker Corporation are filed as part of this report under Item 8.—Financial Statements and Supplementary Data:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet as of December 31, 2010 and 2009
Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Shareholders' Equity and Comprehensive Income for the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008
Notes to Consolidated Financial Statements
    (2)
    Financial Statement Schedules

          All schedules have been omitted because they are not required or because the required information is provided in the Consolidated Financial Statements or Notes thereto set forth under Item 8 above.

    (3)
    Exhibits

  (b)
  List of Exhibits

Incorporated by Reference**
Exhibit No.		Filed Herewith
	Description		Form	Date
2.1	Stock Purchase Agreement, dated April 17, 2006, by and among Bruker BioSciences Corporation, Bruker Optics Inc. and the stockholders of Bruker Optics Inc.		8-K	April 18, 2006
2.2	U.S. Stock Purchase Agreement, dated December 2, 2007, by and among the Registrant, Bruker BioSpin Inc. and the stockholders of Bruker BioSpin Inc.		8-K	December 3, 2007
2.3	German Share Purchase Agreement, dated December 2, 2007, by and among the Registrant, Bruker Physik GmbH, Techneon AG and the shareholders of Bruker Physik GmbH		8-K	December 3, 2007
2.4	Agreement and Plan of Merger dated as of December 2, 2007 by and among the Registrant, Bruker BioSpin Invest AG, Bruker BioSpin Beteiligungs AG and the shareholders of Bruker BioSpin Invest AG		8-K	December 3, 2007
2.5	Asset Purchase Agreement dated as of March 9, 2010 between Agilent Technologies Inc. and Bruker Corporation		10-Q/A	March 31, 2010

Incorporated by Reference**
Exhibit No.		Filed Herewith
	Description		Form	Date
2.6	Stock Purchase Agreement dated as of August 15, 2010 among Veeco Instruments Inc., Veeco Metrology Inc. and Bruker Corporation		8-K	October 7, 2010
3.1	Amended Certificate of Incorporation of the Registrant		10-K	December 31, 2007
3.2	Bylaws of the Registrant		S-1	August 3, 2000
4.1	Specimen stock certificate representing shares of common stock of the Registrant		S-3	April 22, 2004
10.1	Bruker Corporation 2010 Incentive Compensation Plan		S-8	June 4, 2010
10.2	Bruker Corporation 2010 Incentive Compensation Plan Form of Incentive Stock Option Agreement		10-Q	June 30, 2010
10.3	Bruker Corporation 2010 Incentive Compensation Plan Form of Non-Qualified Stock Option Agreement		10-Q	June 30, 2010
10.4	Bruker Corporation 2010 Incentive Compensation Plan Form of Restricted Stock Agreement		10-Q	June 30, 2010
10.11*	Contract dated October 1, 1998 between Bruker AXS GmbH and GKSS Forschungszentrum Geesthacht GmbH, as amended		S-1	December 31, 2001
10.12*	Contract dated July 31, 1997 between Bruker AXS GmbH and Siemens Aktiengesellschaft Berlin und Munchen Bereich Medizinische Technik		S-1	December 31, 2001
10.19*	Agreement on Development, Supply and Marketing dated August 2, 2001 between Bruker AXS GmbH and Siemens Medical Solutions Rontgenwerk Rudolstadt		S-1	December 31, 2001
10.25	Employment Offer Letter dated as of September 25, 2004 from Bruker BioSciences Corporation to William J. Knight		8-K	October 12, 2004
10.33
	Credit Agreement dated as of February 26, 2008 among the Registrant, Bruker AXS GmbH, Bruker Daltonik GmbH, Bruker Optik GmbH, Bruker Physik GmbH, Bruker BioSpin Invest AG, Bruker BioSpin AG and Bruker BioSpin International AG, the other foreign subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto, Citibank, N.A. as Syndication Agent, and RBS Citizens, National Association, Deutsche Bank AG and Dresdner Bank AG as Co-Documentation Agents, and JPMorgan Chase Bank, N.A., as Administrative Agent		8-K	February 27, 2008

Incorporated by Reference**
Exhibit No.		Filed Herewith
	Description		Form	Date
10.34	Bruker Energy & Supercon Technologies, Inc. 2009 Stock Option Plan		10-K	December 31, 2009
10.35	Form of Bruker Energy & Supercon Technologies, Inc. Incentive Stock Option Agreement		10-K	December 31, 2009
10.36	Form of Bruker Energy & Supercon Technologies, Inc. Non-Qualified Stock Option Agreement		10-K	December 31, 2009
21.1	Subsidiaries of the Registrant	X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X
24.1	Power of attorney (included on signature page hereto)	X
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

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

Name	Title	Date

/s/ FRANK H. LAUKIEN, PH.D. Frank H. Laukien, Ph.D.	President, Chief Executive Officer and Chairman (Principal Executive Officer)	March 1, 2011
/s/ BRIAN P. MONAHAN Brian P. Monahan	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2011
/s/ WOLF-DIETER EMMERICH, PH.D. Wolf-Dieter Emmerich, Ph.D.	Director	March 1, 2011
/s/ STEPHEN W. FESIK, PH.D. Stephen W. Fesik, Ph.D.	Director	March 1, 2011
/s/ BRENDA J. FURLONG Brenda J. Furlong	Director	March 1, 2011
/s/ TONY W. KELLER, PH.D. Tony W. Keller, Ph.D.	Director	March 1, 2011

Name	Title	Date

/s/ RICHARD D. KNISS Richard D. Kniss	Director	March 1, 2011
/s/ DIRK D. LAUKIEN, PH.D. Dirk D. Laukien, Ph.D.	Director	March 1, 2011
/s/ JOERG C. LAUKIEN Joerg C. Laukien	Director	March 1, 2011
/s/ WILLIAM A. LINTON William A. Linton	Director	March 1, 2011
/s/ RICHARD A. PACKER Richard A. Packer	Director	March 1, 2011
/s/ RICHARD M. STEIN Richard M. Stein	Director	March 1, 2011
/s/ CHARLES F. WAGNER, JR. Charles F. Wagner, Jr.	Director	March 1, 2011
/s/ BERNHARD WANGLER Bernhard Wangler	Director	March 1, 2011