Form 10-Q
period 2011-03-31
BRUKER CORP
filed 2011-05-09
CIK 1109354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2011
Common Stock, $0.01 par value per share	165,766,101 shares

BRUKER CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2011

PART I	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$193.3	$230.4
Restricted cash	3.0	2.9
Accounts receivable, net	250.5	232.9
Inventory	571.6	511.0
Other current assets	97.4	73.9
Total current assets	1,115.8	1,051.1

Property, plant and equipment, net	246.8	233.7
Intangibles and other long-term assets	261.3	265.0
Total assets	$1,623.9	$1,549.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$185.5	$185.5
Current portion of long-term debt	30.9	28.9
Accounts payable	81.0	64.0
Customer advances	264.0	242.2
Other current liabilities	309.9	310.9
Total current liabilities	871.3	831.5

Long-term debt	79.0	86.6
Other long-term liabilities	102.1	104.3
Commitments and contingencies (Note 12)

Shareholders’ Equity:
Preferred stock, $0.01 par value 5,000,000 shares authorized, none issued or outstanding at March 31, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value 260,000,000 shares authorized, 165,499,311 and 165,246,426 shares issued and 165,479,116 and 165,229,207 shares outstanding at March 31, 2011 and December 31, 2010, respectively	1.6	1.6
Treasury stock at cost, 20,195 and 17,219 shares at March 31, 2011 and December 31, 2010, respectively	(0.2)	(0.2)
Other shareholders’ equity	566.9	523.3
Total shareholders’ equity attributable to Bruker Corporation	568.3	524.7
Noncontrolling interest in consolidated subsidiaries	3.2	2.7
Total shareholders’ equity	571.5	527.4

Total liabilities and shareholders’ equity	$1,623.9	$1,549.8

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Three Months Ended
	March 31,
	2011	2010
Product revenue	$312.1	$244.0
Service revenue	43.6	31.5
Other revenue	1.3	2.2
Total revenue	357.0	277.7

Cost of product revenue	167.4	134.2
Cost of service revenue	24.5	17.2
Total cost of revenue	191.9	151.4
Gross profit	165.1	126.3

Operating expenses:
Selling, general and administrative	88.7	65.6
Research and development	44.7	32.8
Amortization of acquisition-related intangible assets	3.9	0.5
Other charges	2.1	0.5
Total operating expenses	139.4	99.4
Operating income	25.7	26.9

Interest and other income (expense), net	(5.0)	(0.3)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	20.7	26.6
Income tax provision	9.0	10.6

Consolidated net income	11.7	16.0
Net income (loss) attributable to noncontrolling interest in consolidated subsidiaries	0.4	(0.1)
Net income attributable to Bruker Corporation	$11.3	$16.1

Net income per common share attributable to
Bruker Corporation shareholders:
Basic and diluted	$0.07	$0.10

Weighted average common shares outstanding:
Basic	165.1	164.1
Diluted	166.7	165.6

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Consolidated net income	$11.7	$16.0
Adjustments to reconcile consolidated net income to cash flows from operating activities:
Depreciation and amortization	11.9	7.5
Amortization of deferred financing costs	0.1	0.2
Write down of demonstration inventories to net realizable value	6.5	5.6
Stock-based compensation	1.8	1.6
Deferred income taxes	(4.2)	(9.9)
Other non-cash expenses	0.6	—
Changes in operating assets and liabilities:
Accounts receivable	(10.2)	4.5
Inventories	(44.2)	(31.6)
Accounts payable	14.3	5.9
Customer advances	13.8	6.1
Other changes in operating assets and liabilities, net	(31.5)	(0.4)
Net cash (used in) provided by operating activities	(29.4)	5.5

Cash flows from investing activities:
Purchases of property, plant and equipment	(9.9)	(5.4)
Acquisitions, net of cash acquired	(0.2)	—
Net cash used in investing activities	(10.1)	(5.4)

Cash flows from financing activities:
Repayments of revolving lines of credit, net	—	(0.1)
Repayment of term debt	(5.8)	(4.1)
Changes in restricted cash	(0.8)	(1.7)
Proceeds from issuance of common stock, net	2.5	1.6
Net cash used in financing activities	(4.1)	(4.3)
Effect of exchange rate changes on cash and cash equivalents	6.5	0.2
Net change in cash and cash equivalents	(37.1)	(4.0)
Cash and cash equivalents at beginning of period	230.4	207.1
Cash and cash equivalents at end of period	$193.3	$203.1

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              Description of Business and Basis of Presentation

Bruker Corporation and its wholly-owned subsidiaries (“Bruker” or the “Company”) is a designer and manufacturer of proprietary life science and materials research systems and associated products that address the rapidly evolving needs of a diverse array of customers in life science, pharmaceutical, biotechnology, clinical and molecular diagnostics research, as well as in materials and chemical analysis in various industries and government applications. The Company’s core technology platforms include X-ray technologies, magnetic resonance technologies, mass spectrometry technologies, optical emission spectroscopy and infrared and Raman molecular spectroscopy technologies. The Company also manufactures and distributes a broad range of field analytical systems for chemical, biological, radiological, nuclear and explosives, or CBRNE, detection. The Company also develops and manufactures superconducting and non-superconducting materials and devices for use in renewable energy, energy infrastructure, healthcare and “big science” research. The Company maintains major technical and manufacturing centers in Europe, North America and Japan, and has sales offices located throughout the world. The Company’s diverse customer base includes life science, pharmaceutical, biotechnology and molecular diagnostic research companies, academic institutions, advanced materials and semiconductor manufacturers and government agencies.

Management reports results on the basis of the following two segments:

•                  Scientific Instruments.  The operations of this segment include the design, manufacture and distribution of advanced instrumentation and automated solutions based on magnetic resonance technology, mass spectrometry technology, gas chromatography technology, X-ray technology, spark-optical emission spectroscopy technology, atomic force microscopy technology, stylus and optical metrology technology, and infrared and Raman molecular spectroscopy technology. Typical customers of the Scientific Instruments segment include: pharmaceutical, biotechnology and molecular diagnostic companies; academic institutions, medical schools and other non-profit organizations; clinical microbiology laboratories; government departments and agencies; nanotechnology, semiconductor, chemical, cement, metals and petroleum companies; and food, beverage and agricultural analysis companies and laboratories.

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

The financial statements represent the consolidated accounts of the Company.  All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial information presented herein does not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of the results expected for the full year.

The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events requiring disclosure.

At March 31, 2011, except as described below, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, have not changed.

Revenue Recognition

The Company recognizes revenue from system sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, title and risk of loss has been transferred to the customer and collectability of the resulting receivable is reasonably assured. Title and risk of loss is generally transferred to the customer upon receipt of signed customer acceptance for a system that has been shipped, installed, and for which the customer has been trained. As a result, the timing of customer acceptance or readiness could cause the Company’s reported revenues to differ materially from expectations. When products are sold through an independent distributor or a strategic distribution partner that assumes responsibility for installation, the Company recognizes the system as revenue when the product has been shipped and title and risk of loss has been transferred. The Company’s distributors do not have price protection rights or rights of return; however, products are warranted to be free from defect for a period that is typically one year. Revenue is deferred until cash is received when collectability is not reasonably assured, such as when a significant portion of the fee is due over one year after delivery, installation and acceptance of a system.

In September 2009, the Financial Accounting Standards Board (“FASB”) ratified Accounting Standards Update (“ASU”) 2009-13 Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements. ASU 2009-13 amends existing revenue recognition accounting standards that are currently within the scope of ASC 605, Subtopic 25—Multiple-Element Arrangements. ASU2009-13 provides for three significant changes to the existing guidance for multiple element arrangements:

1.               Removes the requirement to have objective and reliable evidence of fair value for undelivered elements in an arrangement. This may result in more deliverables being treated as separate units of accounting.

2.               Modifies the manner in which arrangement consideration is allocated to the separately identified deliverables. ASU 2009-13 requires an entity to allocate revenue in an arrangement using its best estimate of selling prices (“ESP”) of deliverables if a vendor does not have vendor-specific objective evidence of selling price (“VSOE”) or third-party evidence of selling price (“TPE”), if VSOE is not available. Each separate unit of accounting must have a selling price, which can be based on management’s estimate when there is no other means (VSOE or TPE) to determine the selling price of that deliverable. The arrangement consideration is allocated based on the elements’ relative selling prices.

3.               Eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling price method, which results in the discount in the transaction being evenly allocated to the separate units of accounting.

In September 2009, the FASB ratified ASU 2009-14 Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements. ASU 2009-14 amends existing revenue recognition accounting standards to remove tangible products that contain software components and non-software components that function together to deliver the products essential functionality from the scope of industry specific software revenue recognition guidance.

The Company adopted these new accounting standards at the beginning of its first fiscal quarter of 2011 on a prospective basis for transactions originating or materially modified after January 1, 2011. These accounting standards generally do not change the units of accounting for the Company’s revenue transactions, and most products and services qualify as separate units of accounting as was the case under previous accounting guidance. The impact of adopting these new accounting standards was not material to the Company’s financial statements for the three months ended March 31, 2011, and if they were applied in the same manner to 2010 and 2009 there would not have been a material impact to revenue recorded in 2010 or 2009 or any interim period therein.

The Company typically determines the selling price of its products and services based on VSOE. The Company determines VSOE based on its normal selling pricing and discounting practices for the specific product or service when sold on a stand-alone basis. In determining VSOE, the Company’s policy requires a substantial majority of selling prices for a product or service to be within a reasonably narrow range. The Company also considers the class of customer, method of distribution and the geographies into which products and services are being sold when determining VSOE. The Company typically has had VSOE for its products and services. If VSOE cannot be established, which may occur in instances where a product or service has not been sold separately, stand-alone sales are too infrequent or product pricing is not within a sufficiently narrow range, the Company attempts to establish the selling price based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. When the Company cannot determine VSOE or TPE, it uses ESP in its allocation of management consideration. The objective of ESP is to determine the price at which the Company would typically transact a stand-alone sale of the product or service. ESP is determined by considering a number of factors including the Company’s pricing policies, internal costs and gross profit objectives, method of distribution, market research and information, recent technological trends, competitive landscape and geographies. The Company plans to analyze the selling prices used in its allocation of arrangement consideration, at a minimum, on an annual basis. Selling prices will be analyzed more frequently if a significant change in the Company’s business necessitates more frequent analysis or if the Company experiences significant variances in its selling prices.

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

2.              Acquisitions

In April 2011, the Company completed the acquisition of Michrom Bioresources, Inc., a privately owned company based in California, U.S.A. that provides high performance liquid chromatography instrumentation, accessories, and consumables to the life science market.  The Company is in the process of determining the fair value of the consideration transferred and the related allocation to the assets acquired and liabilities assumed.

In October 2010, the Company completed the acquisition of Veeco Metrology Inc., a scanning probe microscopy and optical industrial metrology instruments business (the “nano surfaces business”), from Veeco Instruments Inc. (“Veeco”) for cash consideration of $230.4 million. The Company financed the acquisition with $167.6 million borrowed under a revolving credit agreement and the balance with cash on hand. The acquired business complements the Company’s existing atomic force microscopy products and expands the Company’s offerings to industrial and applied markets, specifically, in the fields of materials and nanotechnology research and analysis. Under the purchase agreement $22.9 million of the purchase price was paid into escrow pending the resolution of indemnification obligations and working capital obligations of the seller. At March 31, 2011, the Company has not completed the local business transfer of the part of the acquired business in China because it is in the process of establishing a legal entity. The Company paid approximately $7.2 million to Veeco for the net assets in China and has recorded this amount in other current assets because the Company expects to complete the local business transfer in the next twelve months.

The acquisition of the nano surfaces business is being accounted for under the acquisition method. The Company made the following adjustments in the first quarter of 2011 to its allocation of the consideration transferred (in millions):

	Acquisition Date Fair Values, as Initially Reported	Measurement Period Adjustments	Acquisition Date Fair Values, as Adjusted
Accounts receivable	$21.8	$—	$21.8
Inventory	33.5	—	33.5
Other current assets	8.1	—	8.1
Property, plant and equipment	18.0	—	18.0
Intangible assets	110.5	2.0	112.5
Goodwill	51.0	(2.0)	49.0
Liabilities assumed	(12.5)	—	(12.5)
	$230.4	$—	$230.4

The measurement period adjustments made during the first quarter of 2011 did not have a material impact on the results of operations for the three months ended March 31, 2011 and would not have had a material impact on the results of operations for the three months ended December 31, 2010. The Company has not yet completed the final allocation of the consideration transferred in connection with the nano surfaces business because of the local business transfer of the part of the acquired business in China. The Company will finalize the allocation within the measurement period.

The following table sets forth pro forma financial information reflecting the acquisition of the nano surfaces business as if the results of the nano surfaces business had been included in the Company’s unaudited condensed consolidated statement of operations as of January 1, 2010 (in millions, except per share data):

Three Months Ended March 31, 2010
Revenue	$306.2
Net income attributable to Bruker Corporation	15.9
Net income per common share attributable to Bruker Corporation shareholders:
Basic and diluted	$0.10

The pro forma financial information presented above assumes that the acquisition occurred as of January 1, 2009. The pro forma information as presented above is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of 2010.

3.              Stock-Based Compensation

The Company’s primary types of stock-based compensation are in the form of stock options and restricted stock. The Company recorded stock-based compensation expense for the three months ended March 31, 2011 and 2010 as follows (in millions):

	Three Months Ended March 31,
	2011	2010
Stock options	$1.6	$1.3
Restricted stock	0.2	0.3
Total stock-based compensation, pre-tax	1.8	1.6
Tax benefit	0.3	0.3
Total stock-based compensation, net of tax	$1.5	$1.3

Compensation expense is amortized on a straight-line basis over the underlying vesting terms of the stock-based award. Stock options to purchase the Company’s common stock are periodically awarded to executive officers and other employees of the Company subject to a vesting period of three to five years. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Assumptions regarding volatility, expected life, dividend yield and risk-free interest rate are required for the Black-Scholes model and are presented in the table below:

	2011	2010
Risk-free interest rate	2.56-3.12%	1.73-3.46%
Expected life	6.5 years	6.5 years
Volatility	57.2%	62.0%
Expected dividend yield	0.0%	0.0%

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

Bruker Corporation Stock Plan

In May 2010, the Bruker Corporation 2010 Incentive Compensation Plan (the “2010 Plan”) was approved by the Company’s stockholders. The 2010 Plan provides for the issuance of up to 8,000,000 shares of the Company’s common stock. The Plan allows a committee of the Board of Directors (the “Committee”) to grant incentive stock options, non-qualified stock options and restricted stock awards. The Committee has the authority to determine which employees will receive the awards, the amount of the awards and other terms and conditions of the award. Awards granted by the Committee typically vest over a period of three to five years.

At March 31, 2011, the Company expects to recognize pre-tax stock-based compensation expense of $13.3 million associated with outstanding stock option awards granted under the Company’s stock plans over the weighted average remaining service period of 2.2 years. In addition, the Company expects to recognize additional pre-tax stock-based compensation expense of $1.1 million associated with outstanding restricted stock awards granted under the Company’s stock plans over the weighted average remaining service period of 1.2 years.

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

At March 31, 2011, the Company expects to recognize pre-tax stock-based compensation expense of $1.6 million associated with outstanding stock option awards granted under the BEST Plan over the weighted average remaining service period of 3.1 years.

4.              Earnings Per Share

Net income per common share attributable to Bruker Corporation is calculated by dividing net income by the weighted-average shares outstanding during the period. The diluted net income per share computation includes the effect of shares which would be issuable upon the exercise of outstanding stock options and the vesting of restricted stock, reduced by the number of shares assumed to be purchased by the Company based on the treasury stock method.

The following table sets forth the computation of basic and diluted average shares outstanding for the three months ended March 31, 2011 and 2010 (in millions, except per share amounts):

	Three Months Ended March 31,
	2011	2010
Net income attributable to Bruker Corporation	$11.3	$16.1

Weighted average common shares outstanding:
Weighted average common shares outstanding-basic	165.1	164.1
Effect of dilutive securities:
Stock options and restricted stock	1.6	1.5
	166.7	165.6

Net income per common share attributable to Bruker Corporation shareholders:
Basic and diluted	$0.07	$0.10

Stock options to purchase approximately 0.1 million shares and 0.4 million shares were excluded from the computation of diluted earnings per share in the three months ended March 31, 2011 and 2010, respectively, as their effect would have been anti-dilutive.

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

The Company measures the following financial assets and liabilities at fair value on a recurring basis. The following table sets forth the Company’s financial instruments and presents them within the fair value hierarchy using the lowest level of input that is significant to the fair value measurement at March 31, 2011 (in millions):

		Quoted Prices in Active Markets Available	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$80.5	$80.5	$—	$—
Restricted cash	3.0	3.0	—	—
Foreign exchange contracts	0.6	—	0.6	—
Embedded derivatives in purchase and delivery contracts	0.1	—	0.1	—
Commodity contracts	0.3	—	0.3	—
Long term restricted cash	4.5	4.5	—	—
Total assets recorded at fair value	$89.0	$88.0	$1.0	$—

Liabilities:
Interest rate swap	$2.6	$—	$2.6	$—
Foreign exchange contracts	0.3	—	0.3	—
Embedded derivatives in purchase and delivery contracts	0.8	—	0.8	—
Fixed price commodity contracts	0.3	—	0.3	—
Total liabilities recorded at fair value	$4.0	$—	$4.0	$—

The Company’s financial instruments consist primarily of cash equivalents, restricted cash, derivative instruments consisting of forward foreign exchange contracts, commodity contracts, derivatives embedded in certain purchase and sale contracts and an interest rate swap, accounts receivable, short-term borrowings, accounts payable and long-term debt. The carrying amounts of the Company’s cash equivalents, short-term investments and restricted cash, accounts receivable, short-term borrowings and accounts payable approximate fair value due to their short-term nature. Derivative assets and liabilities are measured at fair value on a recurring basis. The Company’s long-term debt consists of variable rate arrangements with interest rates that reset every three months and as a result, reflect currently available terms and conditions. Consequently, the carrying value of the Company’s long-term debt approximates fair value.

6.              Inventories

Inventories consisted of the following as of March 31, 2011 and December 31, 2010 (in millions):

	March 31, 2011	December 31, 2010
Raw materials	$163.1	$143.7
Work-in-process	204.0	174.8
Demonstration units	50.1	48.6
Finished goods	154.4	143.9
Inventories	$571.6	$511.0

The Company reduces the carrying value of its demonstration inventories for differences between its cost and estimated net realizable value through a charge to cost of product revenue that is based on a number of factors including, the age of the unit, the physical condition of the unit and an assessment of technological obsolescence. Amounts recorded in cost of revenue related to the write-down of demonstration units to net realizable value were $6.5 million and $5.6 million for the three months ended March 31, 2011 and 2010, respectively. Finished goods include in-transit systems that have been shipped to the Company’s customers but not yet installed and accepted by the customer. As of March 31, 2011 and December 31, 2010 inventory-in-transit was $91.1 million and $85.3 million, respectively.

7.              Goodwill and Other Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for the three months ended March 31, 2011 (in millions):

Balance at December 31, 2010	$98.3
Measurement period adjustments	(2.0)
Foreign currency impact	2.1
Balance at March 31, 2011	$98.4

Goodwill is not amortized, instead, goodwill is tested for impairment on a reporting unit basis annually, or on an interim basis when events or changes in circumstances warrant. The Company performed its annual test for impairment as of December 31, 2010 and determined that goodwill and other intangible assets were not impaired at that time. The Company did not identify any indicators of impairment during the three month period ended March 31, 2011 that would warrant an interim test.

The following is a summary of other intangible assets subject to amortization at March 31, 2011 and December 31, 2010 (in millions):

	March 31, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology and related patents	$115.6	$(18.4)	$97.2	$112.0	$(15.0)	$97.0
Customer relationships	21.5	(3.8)	17.7	20.2	(2.5)	17.7
Trade names	0.4	(0.3)	0.1	0.4	(0.3)	0.1
Intangible assets subject to amortization	137.5	(22.5)	115.0	132.6	(17.8)	114.8
In-process research and development	21.3	—	21.3	21.3	—	21.3
Intangible assets	$158.8	$(22.5)	$136.3	$153.9	$(17.8)	$136.1

For the three months ended March 31, 2011 and 2010, the Company recorded amortization expense of $3.9 million and $0.5 million, respectively, related to intangible assets subject to amortization.

8.              Debt

At March 31, 2011 and December 31, 2010, the Company’s debt obligations consisted of the following (in millions):

	March 31,	December 31,
	2011	2010
US Dollar term loan under the Credit Agreement	$105.0	$110.6

Capital lease obligations	4.9	4.9
Total long-term debt	109.9	115.5
Current portion of long-term debt	(30.9)	(28.9)
Total long-term debt, less current portion	$79.0	$86.6

In 2008, the Company entered into a credit agreement with a syndication of lenders (the “Credit Agreement”) which provides for a revolving credit line with a maximum commitment of $230.0 million and a term facility of $150.0 million. The outstanding principal and interest under the term loan is payable in quarterly installments through December 2012. Borrowings under the Credit Agreement bear interest, at the Company’s option, at either (i) the higher of the prime rate or the federal funds rate plus 0.50%, or (ii) adjusted LIBOR, plus margins ranging from 0.40% to 1.25% and a facility fee ranging from 0.10% to 0.20%. As of March 31, 2011, the weighted average interest rate of borrowings under the term facility of the Credit Agreement was approximately 2.7%.

Borrowings under the Credit Agreement are secured by the pledge to the banks of 100% of the capital stock of each of the Company’s wholly-owned domestic subsidiaries and 65% of the capital stock of certain of the Company’s direct or indirect wholly-owned foreign subsidiaries. The Credit Agreement also requires the Company to maintain certain financial ratios related to leverage ratios and interest coverage ratios as defined in the Credit Agreement. In addition to the financial ratios, the Credit Agreement restricts, among other things, the Company’s ability to do the following: make certain payments; incur additional debt; incur certain liens; make certain investments, including derivative agreements; merge, consolidate, sell or transfer all or substantially all of the Company’s assets; and enter into certain transactions with affiliates. As of March 31, 2011, the latest measurement date, the Company was in compliance with the covenants under the Credit Agreement.

In addition to its long-term arrangements, the Company had the following amounts outstanding under revolving loan arrangements (in millions):

	March 31,	December 31,
	2011	2010
Revolving loans under the Credit Agreement	$185.5	$185.5
Other revolving loans	—	—
Total short-term borrowings	$185.5	$185.5

The following is a summary of the maximum commitments and net amounts available to the Company under revolving loans as of March 31, 2011 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
Credit Agreement	0.8%	$230.0	$185.5	$0.1	$44.4
Other revolving loans	—%	146.1	—	117.7	28.4
Total revolving loans		$376.1	$185.5	$117.8	$72.8

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

9.              Derivative Instruments and Hedging Activities

Interest Rate Risks

The Company’s exposure to interest rate risk relates primarily to outstanding variable rate debt and adverse movements in the related short-term market rates. The most significant component of the Company’s interest rate risk relates to amounts outstanding under the Credit Agreement. In April 2008, the Company entered into an interest rate swap arrangement to manage its exposure to interest rate movements and the related effect on its variable rate debt. Under this interest rate swap arrangement, the Company will pay a fixed rate of approximately 3.8% and receive a variable rate based on three month LIBOR. The initial notional amount of this interest rate swap was $90.0 million and it amortizes in proportion to the term debt component of the Credit Agreement through December 2012. At March 31, 2011 and December 31, 2010, the notional amount of this interest rate swap was $63.0 million and $66.4 million, respectively. The Company concluded that this swap met the criteria to qualify as an effective hedge of the variability of cash flows of the interest payments and accounts for the interest rate swap as a cash flow hedge. Accordingly, the Company reflects changes in the fair value of the effective portion of this interest rate swap in accumulated other comprehensive income, a separate component of shareholders’ equity. Amounts recorded in accumulated other comprehensive income are reclassified to interest and other income (expense), net in the consolidated statement of income when either the forecasted transaction occurs or it becomes probable that the forecasted transaction will not occur.  The Company expects $1.9 million of the accumulated loss to be reclassified into earnings over the next twelve months.

Foreign Exchange Rate Risk Management

The Company generates a substantial portion of its revenues and expenses in international markets, principally Germany and other countries in the European Union, Switzerland and Japan, which subjects its operations to the exposure of exchange rate fluctuations. The impact of currency exchange rate movement can be positive or negative in any period. Under these arrangements, the Company typically agrees to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates with maturities of less than twelve months. These transactions do not qualify for hedge accounting and, accordingly, the instrument is recorded at fair value with the corresponding gains and losses recorded in the consolidated statements of income. The Company had the following notional amounts outstanding under foreign currency contracts at March 31, 2011 and December 31, 2010 (in millions):

Buy	Notional Amount in Buy Currency	Sell	Maturity	Notional Amount in U.S. Dollars	Fair Value of Assets	Fair Value of Liabilities
March 31, 2011:
Euro	1.5	Australian Dollars	June 2011	$2.2	$—	$—
Euro	8.2	U.S. Dollars	April 2011 to	11.1	0.6	—
			May 2012
U.S. Dollars	3.4	Euro	January 2012	3.7	—	0.3
				$17.0	$0.6	$0.3

December 31, 2010:
Euro	1.5	Australian Dollars	January 2011	$2.2	$—	$0.2
Euro	13.3	Swiss Francs	January 2011	19.3	—	1.1
Euro	14.5	U.S. Dollars	January 2011 to	19.6	0.1	0.4
			May 2012
Swiss Francs	13.6	U.S. Dollars	January 2011	13.9	0.7	—
Swiss Francs	18.0	Euro	January 2011	18.5	1.2	—
U.S. Dollars	8.9	Euro	January 2011 to	8.7	0.1	—
			January 2012
				$82.2	$2.1	$1.7

In addition, the Company periodically enters into purchase and sales contracts denominated in currencies other than the functional currency of the parties to the transaction. The Company accounts for these transactions separately valuing the “embedded derivative” component of these contracts. The contracts, denominated in currencies other than the functional currency of the transacting parties, amounted to $19.5 million for the delivery of products and $3.4 million for the purchase of products at March 31, 2011 and $16.1 million for the delivery of products and $0.3 million for the purchase of products at December 31, 2010. The changes in the fair value of these embedded derivatives are recorded in interest and other income (expense), net in the consolidated statements of income.

Commodity Price Risk Management

The Company has an arrangement with a customer under which the Company has a firm commitment to deliver copper based superconductors at a fixed price. In order to minimize the volatility that fluctuations in the price of copper have on the

Company’s sales of these commodities, the Company enters into commodity hedge contracts. At March 31, 2011 and December 31, 2010, the Company had fixed price commodity contracts with notional amounts aggregating $3.9 million and $2.9 million, respectively. The changes in the fair value of these commodity contracts are recorded in interest and other income (expense), net in the consolidated statements of income.

The fair value of the foreign exchange derivative instruments described above is recorded in our consolidated balance sheets for the periods ended March 31, 2011 and December 31, 2010 as follows (in millions):

		Fair Value
	Balance Sheet Location	March 31, 2011	December 31, 2010
Derivative assets:
Foreign exchange contracts	Other current assets	$0.6	$2.1
Embedded derivatives in purchase and delivery contracts	Other current assets	0.1	0.1
Commodity contracts	Other current assets	0.3	0.6

Derivative liabilities:
Foreign exchange contracts	Other current liabilities	$0.3	$1.7
Interest rate swap contract	Other current liabilities	2.6	3.0
Embedded derivatives in purchase and delivery contracts	Other current liabilities	0.8	1.5
Fixed price commodity contracts	Other current liabilities	0.3	0.6

The losses recognized in other comprehensive income related to the effective portion of the interest rate swap designated as a hedging instrument for the three months ended March 31, 2011 and 2010 are as follows (in millions):

	Three Months Ended March 31,
	2011	2010
Interest rate swap contract	$(0.1)	$(0.9)

The losses related to the effective portion of the interest rate swap designated as a hedging instrument that were reclassified from other comprehensive income and recognized in net income for the three months ended March 31, 2011 and 2010 are as follows (in millions):

	Three Months Ended March 31,
	2011	2010
Interest rate swap contract	$(0.5)	$(0.7)

The Company did not recognize any amounts related to ineffectiveness in the results of operations for the three months ended March 31, 2011 and 2010.

The impact on net income of changes in the fair value of derivative instruments not designated as hedging instruments for the three months ended March 31, 2011 and 2010 are as follows (in millions):

	Three Months Ended March 31,
	2011	2010
Foreign exchange contracts	$(0.1)	$(0.2)
Embedded derivatives in purchase and delivery contracts	0.7	(0.7)
Income (expense), net	$0.6	$(0.9)

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

The income tax provision for the three months ended March 31, 2011 and 2010 was $9.0 million and $10.6 million, respectively, representing effective tax rates of 43.5% and 39.8%, respectively. The change in the Company’s effective tax rate relates primarily to an increase in losses incurred in the U.S. These losses have a negative impact on the overall tax rate because the Company is not able to record a tax benefit on these amounts.

The Company’s effective tax rate generally reflects the tax provision for non-U.S. entities only. A full valuation allowance will be maintained against all U.S. deferred tax assets, including U.S. net operating losses and tax credits, until evidence exists that it is more likely than not that the loss carryforward and credit amounts will be utilized to offset U.S. taxable income. The Company’s tax rate may change over time as the amount or mix of income and taxes outside the U.S. changes. The effective tax rate is affected by research and development tax credits, the expected level of other tax benefits, the impact of changes to the valuation allowance, and changes in the mix of the Company’s pre-tax income and losses among jurisdictions with varying statutory tax rates and credits.

The Company has unrecognized tax benefits of approximately $27.7 million as of March 31, 2011, of which $19.6 million, if recognized, would result in a reduction of the Company’s effective tax rate. The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes. As of March 31, 2011 and December 31, 2010, approximately $4.5 million and $4.3 million, respectively, of accrued interest and penalties related to uncertain tax positions was included in other current liabilities on the unaudited condensed consolidated balance sheets. Penalties and interest related to unrecognized tax benefits in the provision for income taxes of $0.2 million and $0.2 million were recorded during the three months ended March 31, 2011 and 2010, respectively.

The Company files returns in many jurisdictions with varying statutes of limitations, but considers its significant tax jurisdictions to include the United States, Germany and Switzerland. The tax years 2003 to 2010 are open tax years in these major taxing jurisdictions. One of the Company’s Swiss entities is currently being audited for the tax years 2003 through 2006 and the audit is expected to be completed in the first half of 2011. In addition, all of the Company’s significant German subsidiaries are under tax audit for the years 2003 through 2008 and the audits are expected to be completed in the second half of 2011.

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

The net periodic pension cost consists of the following components for the three months ended March 31, 2011 and 2010 (in millions):

	Three Months Ended March 31,
	2011	2010
Components of net periodic benefit costs:
Service cost	$1.0	$0.9
Interest cost	1.3	1.2
Expected return on plan assets	(0.8)	(0.9)
Amortization of prior service costs	—	0.3
Net periodic benefit costs	$1.5	$1.5

The Company made contributions of $0.8 million to its defined benefit plans during the three months ended March 31, 2011 and estimates contributions of $2.5 million will be made during the remainder of 2011.

12.       Commitments and Contingencies

Legal

Lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. The Company believes the outcome of these proceedings, if any, will not have a material impact on the Company’s financial position or results of operations. As of March 31, 2011 and December 31, 2010, no accruals have been recorded for such potential contingencies.

Letters of Credit and Guarantees

At March 31, 2011 and December 31, 2010, the Company had bank guarantees of $117.8 million and $108.8 million, respectively, for its customer advances. These arrangements guarantee the refund of advance payments received from customers in the event that the merchandise is not delivered in compliance with the terms of the contract. Certain of these guarantees affect the availability of the Company’s lines of credit.

13.      Accumulated Other Comprehensive Income

Comprehensive income refers to revenues, expenses, gains and losses that under GAAP are included in other comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to shareholders’ equity, net of tax. The Company’s other comprehensive income is composed primarily of foreign currency translation adjustments, changes in the funded status of defined benefit pension plans and changes in the fair value of derivatives that have been designated as cash flow hedges.  The following is a summary of comprehensive income (loss) for the three months ended March 31, 2011 and 2010 (in millions):

	Three Months Ended March 31,
	2011	2010
Consolidated net income	$11.7	$16.0
Foreign currency translation adjustments	28.1	(20.0)
Unrealized gains (losses) on interest rate swap:
Unrealized holding gains (losses) arising during the period	(0.1)	(0.9)
Less reclassification adjustments for settlements included in the determination of net income (loss)	0.5	0.7
Pension liability adjustments	(0.5)	0.1
Total comprehensive income (loss)	39.7	(4.1)
Less: Comprehensive income (loss) attributable to noncontrolling interests	0.4	(0.1)
Comprehensive income (loss) attributable to Bruker Corporation	$39.3	$(4.0)

14.       Other Charges

The components of other charges were as follows for the three months ended March 31, 2011 and 2010 (in millions):

	Three Months Ended March 31,
	2011	2010

Acquisition-related charges	$0.6	$0.3
Transition-related charges incurred in connection with acquired businesses	1.5	—
Restructuring charges	—	0.2
Other charges (credits), net	$2.1	$0.5

15.       Interest and Other Income (Expense), Net

The components of interest and other income (expense), net, were as follows for the three months ended March 31, 2011 and 2010 (in millions):

	Three Months Ended March 31,
	2011	2010
Interest income	$0.2	$0.1
Interest expense	(1.5)	(1.5)
Exchange gains (losses) on foreign currency transactions	(2.9)	0.5
Other	(0.8)	0.6
Interest and other income (expense), net	$(5.0)	$(0.3)

16.       Business Segment Information

The Company has determined that it has five operating segments based on the information reviewed by the Chief Operating Decision Maker, representing each of its five divisions: Bruker BioSpin, Bruker Daltonics, Bruker MAT, Bruker Optics and Bruker Energy & Supercon Technologies. Bruker BioSpin is in the business of designing, manufacturing and distributing enabling life science tools based on magnetic resonance technology. Bruker Daltonics is in the business of manufacturing and distributing mass spectrometry and gas chromatography instruments that can be integrated and used along with other analytical instruments and the Company’s CBRNE detection products. Bruker MAT is in the business of manufacturing and distributing advanced X-ray, spark-optical emission spectroscopy, atomic force microscopy and stylus and optical metrology instrumentation used in non-destructive molecular and elemental analysis. Bruker Optics is in the business of manufacturing and distributing research, analytical and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy technologies. Bruker Energy & Supercon Technologies is in the business of developing and producing low temperature superconductor and high temperature superconductor materials for use in advanced magnet technology and energy applications as well as linear accelerators, accelerator cavities, insertion devices, superconducting fault current limiters, other accelerator components and specialty superconducting magnets for physics and energy research and a variety of other scientific applications.

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

Management evaluates segment operating performance and allocates resources based on operating income (loss). The Company uses this measure because it helps provide an understanding of its core operating results. Selected business segment information is presented below for the three months ended March 31, 2011 and 2010 (in millions):

	Three Months Ended March 31,
	2011	2010
Revenue:
Scientific Instruments	$335.8	$260.3
Energy & Supercon Technologies	24.0	20.7
Eliminations (a)	(2.8)	(3.3)
Total revenue	$357.0	$277.7

Operating Income (Loss):
Scientific Instruments	$27.7	$27.7
Energy & Supercon Technologies	(0.7)	(0.5)
Corporate, eliminations and other (b)	(1.3)	(0.3)
Total operating income	$25.7	$26.9

(a) Represents product and service revenue between reportable segments.

(b) Represents corporate costs and eliminations not allocated to the reportable segments.

Total assets by segment as of March 31, 2011 and December 31, 2010 are as follows (in millions):

	March 31,	December 31,
	2011	2010
Assets:
Scientific Instruments	$1,585.1	$1,515.8
Energy & Supercon Technologies	92.0	84.4
Eliminations and other (a)	(53.2)	(50.4)
Total assets	$1,623.9	$1,549.8

(a) Represents assets not allocated to the reportable segments and eliminations of intercompany transactions.

17.       Recent Accounting Pronouncements

In September 2009, the Emerging Issues Task Force (“EITF”) reached consensus on FASB ASU 2009-14, Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements. FASB ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are excluded from the software revenue guidance in Subtopic 985-605, Software-Revenue Recognition. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. The adoption of this update in the first quarter of 2011 did not have a material impact on the Company’s results of operations, cash flows or financial position.

In September 2009, the EITF reached consensus on FASB ASU 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements. FASB ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. The adoption of this update in the first quarter of 2011 did not have a material impact on the Company’s results of operations, cash flows or financial position.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our interim unaudited condensed consolidated financial statements and the notes to those statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, and in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

Statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which express that we “believe,” “anticipate,” “plan,” “expect,” “seek,” “estimate,” or “should,” as well as other statements, which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Actual events or results may differ materially from those set forth in forward-looking statements. Certain factors that might cause such a difference are discussed in “Factors Affecting Our Business, Operating Results and Financial Condition” set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

•                  Results of operations. This section provides our analysis of the significant line items on our unaudited condensed consolidated statement of operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

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

EXECUTIVE OVERVIEW

Business Overview

Bruker Corporation and its wholly-owned subsidiaries design, manufacture, service and market proprietary life science and materials research systems based on our technology platforms, including magnetic resonance technologies, mass spectrometry technologies, gas chromatography technologies, X-ray technologies, spark-optical emission spectroscopy, atomic force microscopy, stylus and optical metrology technologies and infrared and Raman molecular spectroscopy technologies. We sell a broad range of field analytical systems for chemical, biological, radiological, nuclear and explosive, or CBRNE, detection. We also develop and manufacture low temperature and high temperature superconducting wire products and superconducting wire and superconducting devices for use in advanced magnet technology, physics research and energy applications. Our diverse customer base includes life science, pharmaceutical, biotechnology and molecular diagnostic research companies, academic institutions, advanced materials and semiconductor industries and government agencies. We maintain major technical and manufacturing centers in Europe, North America and Japan and we have sales offices located throughout the world. Our corporate headquarters are located in Billerica, Massachusetts.

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

In 2010, we completed the acquisition of Veeco Metrology Inc., a scanning probe microscopy and optical industrial metrology business, or the nano surfaces business, and certain assets and liabilities in Varian’s inductively coupled plasma mass spectrometry instruments business, laboratory gas chromatography instruments business, and gas chromatography triple-quadrupole mass spectrometry instruments business, or the chemical analysis business. These businesses complement our existing atomic force microscopy and mass spectrometry products and expand our offerings to industrial and applied markets. These acquisitions also provide opportunities to supply our customers with equipment packages that have a broader range of applications and value.

We are organized into five operating segments, representing each of our five divisions: Bruker BioSpin, Bruker Daltonics, Bruker MAT, Bruker Optics and Bruker Energy & Supercon Technologies. Bruker BioSpin is in the business of designing, manufacturing and distributing enabling life science tools based on magnetic resonance technology. Bruker Daltonics is in the business of manufacturing and distributing mass spectrometry instruments that can be integrated and used along with other analytical instruments and our CBRNE detection products. Bruker MAT includes the operations of Bruker AXS and the nano surfaces business we acquired in 2010. The Bruker MAT operating segment, which we formerly referred to as Bruker AXS, was renamed to reflect the growth in our product lines focused on materials identification and characterization beyond Bruker AXS’ advanced X-ray instrumentation. Specifically, Bruker MAT is in the business of manufacturing and distributing advanced X-ray, spark-optical emission spectroscopy, atomic force microscopy and stylus and optical metrology instrumentation used in non-destructive molecular and elemental analysis. Bruker Optics is in the business of manufacturing and distributing research, analytical and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy technologies. Bruker Energy & Supercon Technologies is in the business of developing and producing superconducting materials and devices for growing markets in renewable energy, energy infrastructure, healthcare and “big science” research.

We combine the Bruker BioSpin, Bruker Daltonics, Bruker MAT and Bruker Optics operating segments into the Scientific Instruments reporting segment because each has similar economic characteristics, product processes and services, types and classes of customers, methods of distribution and regulatory environments. As such, management reports its results based on the following segments:

•                  Scientific Instruments.  The operations of this segment include the design, manufacture and distribution of advanced instrumentation and automated solutions based on magnetic resonance technology, mass spectrometry technology, gas chromatography technology, X-ray technology, spark-optical emission spectroscopy technology, atomic force microscopy technology, stylus and optical metrology technology, and infrared and Raman molecular spectroscopy technology. Typical customers of the Scientific Instruments segment include: pharmaceutical, biotechnology, and molecular diagnostic companies; academic institutions, medical schools and other non-profit organizations; clinical microbiology laboratories; government departments and agencies; nanotechnology, semiconductor, chemical, cement, metals and petroleum companies; and food, beverage and agricultural analysis companies and laboratories.

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

Financial Overview

For the three months ended March 31, 2011, our revenue increased by $79.3 million, or 28.6%, to $357.0 million, compared to $277.7 million for the comparable period in 2010. Included in this change in revenue is an increase of approximately $6.2 million from the impact of foreign exchange due to the weakening of the U.S. Dollar versus the Swiss Franc, Japanese Yen and other foreign currencies and an increase of approximately $60.6 million attributable to our recent acquisitions. Excluding the effect of foreign exchange and our recent acquisitions, revenue increased by $12.5 million, or 4.5%. The increase in revenue on an adjusted basis is attributable to both the Scientific Instruments segment, which increased by $8.5 million, or 3.3%, and the Energy & Supercon Technologies segment, which increased by $3.5 million, or 16.9%. Revenue in the Scientific Instruments segment reflects an increase in sales from many of our core technologies, particularly X-ray and mass spectrometry. Increased sales of X-ray and mass spectrometry products were offset, in part, by lower sales of nuclear magnetic resonance products. Revenues in the Energy & Supercon Technologies segment increased due to higher demand for low temperature superconducting wire.

The mix of products sold in the Scientific Instruments segment in the three months ended March 31, 2011 reflects increasing demand from our industrial customers and our academic and government customers. The increase in revenue from our industrial customers reflects continuing improvement in these end markets. We recognized less revenue related to government stimulus packages in the first quarter of 2011, particularly in Japan, as Japan required its stimulus awards to be spent in the first quarter of 2010. A decrease in stimulus-related revenue was the primary driver of the decrease in nuclear magnetic resonance revenue as the majority of government stimulus funding was allocated to high-end research instruments. While many European governments have announced their intentions to reduce overall spending, a number of our key European markets, including Germany, France and the U.K., have announced that research spending will remain stable, or grow in some cases. Based on the announcements from these governments and the European Union, we believe that funding for the majority of our products and markets will remain stable, or grow, in most of our key European markets.

Income from operations for the three months ended March 31, 2011 was $25.7 million, resulting in an operating margin of 7.2%, compared to income from operations of $26.9 million, resulting in an operating margin of 9.7%, for the comparable period in 2010. Included in income from operations are various charges to cost of revenue, amortization of intangible assets and other charges related to our recent acquisitions. Excluding the effect of these charges, operating margins were flat at 10.0% in the first quarters of 2011 and 2010.

Our operating margin, on an adjusted basis, reflects the higher revenue described above and a corresponding improvement in our gross profit margins, offset by higher operating expenses. Our gross profit margin for the first quarter of 2011 was 46.2%, compared with 45.5% for the comparable period in 2010. Excluding the effect of charges associated with our recent acquisitions, gross profit margins increased to 47.4% in the first quarter of 2011 compared to 45.5% in the first quarter of 2010. Higher gross profit margins in the three months ended March 31, 2011 resulted primarily from higher revenues and changes in product mix, specifically an increase from our newly introduced products which were designed to carry higher gross margins than our previous generations of products. In addition, our acquisition of the nano surfaces business positively impacted our gross profit margin in the first quarter of 2011. The increase in revenue also allowed us to better utilize our production facilities and leverage our fixed production costs. Our selling, general and administrative costs and our research and development costs increased to 37.4% of revenue for the three months ended March 31, 2011 from 35.4% of revenue for the comparable period in 2010. The increase in operating expenses is attributable primarily to increases in headcount associated with our recent acquisitions and existing businesses, higher commissions resulting from an increase in new orders and revenue and higher material costs associated with our new product introductions.

Our effective tax rate for the three months ended March 31, 2011 was 43.5% compared to 39.8% for the comparable period in 2010. The change in our effective tax rate relates primarily to an increase in losses incurred in the U.S. These losses have a negative impact on our overall tax rate because we are not able to record a tax benefit on these amounts.

Our net income attributable to the shareholders of Bruker Corporation for the three months ended March 31, 2011 was $11.3 million, or $0.07 per diluted share, compared to $16.1 million, or $0.10 per diluted share, for the comparable period in 2010.

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

Revenue recognition. We recognize revenue from system sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, title and risk of loss has been transferred to the customer and collectability of the resulting receivable is reasonably assured. Title and risk of loss generally are transferred to the customer upon receipt of a signed customer acceptance form for a system that has been shipped, installed, and for which the customer has been trained. As a result, the timing of customer acceptance or readiness could cause our reported revenues to differ materially from expectations. When products are sold through an independent distributor or a strategic distribution partner who assumes responsibility for installation, we recognize the system sale when the product has been shipped and title and risk of loss have been transferred to the distributor. Our distributors do not have price protection rights or rights of return; however, our products are typically warranted to be free from defect for a period of one year. Revenue is deferred until cash is received when collectability is not reasonably assured, such as when a significant portion of the fee is due over one year after delivery, installation and acceptance of a system. For arrangements with multiple elements we allocate revenue to each element based on their relative selling prices. The relative selling price of each element is based on our vendor specific objective evidence, if available. If vendor specific objective evidence is not available we use evidence from third-parties or when third-party evidence is not available, we use management’s estimate of the selling price. Revenue from accessories and parts is recognized upon shipment and service revenue is recognized as the services are performed. We also have contracts for which we apply the percentage-of-completion model of revenue recognition. Application of the percentage-of-completion method requires us to make reasonable estimates of the extent of progress toward completion of the contract and the total costs we will incur under the contract. Changes in our estimates could affect the timing of revenue recognition.

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

Goodwill, other intangible assets and other long-lived assets. We evaluate whether goodwill is impaired annually and when events occur or circumstances change. We test goodwill for impairment at the reporting unit level, which is the operating segment or one level below an operating segment. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using an income approach methodology of valuation that includes the discounted cash flow method. Estimating the fair value of the reporting units requires significant judgments by management about the future cash flows. If the carrying amount of a reporting unit exceeds the fair value of the reporting unit, we perform the second step of the goodwill impairment test to measure the amount of the impairment. In the second step of the goodwill impairment test we compare the implied fair value of the reporting unit’s goodwill with the carrying value of that goodwill. We also review finite-lived intangible assets and other long-lived assets when indications of potential impairment exist, such as a significant reduction in undiscounted cash flows associated with the assets. Should the fair value of our long-lived assets decline because of reduced operating performance, market declines, or other indicators of impairment, a charge to operations for impairment may be necessary.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 compared to the Three Months Ended March 31, 2010

Consolidated Results

The following table presents our results for the three months ended March 31, 2011 and 2010 (dollars in millions, except per share data):

	Three Months Ended
	March 31,
	2011	2010
Product revenue	$312.1	$244.0
Service revenue	43.6	31.5
Other revenue	1.3	2.2
Total revenue	357.0	277.7

Cost of product revenue	167.4	134.2
Cost of service revenue	24.5	17.2
Total cost of revenue	191.9	151.4
Gross profit	165.1	126.3

Operating expenses:
Selling, general and administrative	88.7	65.6
Research and development	44.7	32.8
Amortization of acquisition-related intangible assets	3.9	0.5
Other charges	2.1	0.5
Total operating expenses	139.4	99.4
Operating income	25.7	26.9

Interest and other income (expense), net	(5.0)	(0.3)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	20.7	26.6
Income tax provision	9.0	10.6
Consolidated net income	11.7	16.0
Net income (loss) attributable to noncontrolling interest in consolidated subsidiaries	0.4	(0.1)
Net income attributable to Bruker Corporation	$11.3	$16.1

Net income per common share attributable to Bruker Corporation shareholders:
Basic and diluted	$0.07	$0.10

Weighted average common shares outstanding:
Basic	165.3	164.1
Diluted	166.7	165.6

Revenue

For the three months ended March 31, 2011, our revenue increased by $79.3 million, or 28.6%, to $357.0 million, compared to $277.7 million for the comparable period in 2010. Included in this change in revenue is an increase of approximately $6.2 million from the impact of foreign exchange due to the weakening of the U.S. Dollar versus the Swiss Franc, Japanese Yen and other foreign currencies and an increase of approximately $60.6 million attributable to our recent acquisitions. Excluding the effect of foreign exchange and our recent acquisitions, revenue increased by $12.5 million, or 4.5%. The increase in revenue on an adjusted basis is attributable to both the Scientific Instruments segment, which increased by $8.5 million, or 3.3%, and the Energy & Supercon Technologies segment, which increased by $3.5 million, or 16.9%. Revenue in the Scientific Instruments segment reflects an increase in sales from many of our core technologies, particularly X-ray and mass spectrometry. Increased sales of X-ray and mass spectrometry products were offset, in part, by lower sales of nuclear magnetic resonance products. Revenues in the Energy & Supercon Technologies segment increased due to higher demand for low temperature superconducting wire.

The mix of products sold in the Scientific Instruments segment in the three months ended March 31, 2011 reflects increasing demand from our industrial customers and our academic and government customers. The increase in revenue from our industrial customers reflects continuing improvement in these end markets.

Cost of Revenue

Our cost of product and service revenue for the three months ended March 31, 2011 was $191.9 million, resulting in a gross profit margin of 46.2%, compared to cost of product and service revenue of $151.4 million, resulting in a gross profit margin of 45.5%, for the comparable period in 2010. The increase in cost of revenue is primarily a function of the higher revenues described above. Our cost of revenue for the three months ended March 31, 2011 includes charges of $4.1 million, representing the difference between the fair value and historical costs of inventories acquired with our acquisition of the nano surfaces business and sold during the period. Excluding these charges, our gross profit margin for the three months ended March 31, 2011 was 47.4%. Higher gross profit margins, on an adjusted basis, resulted from changes in product mix, specifically an increase in revenues from our newly introduced products which were designed to carry higher gross margins than our previous generations of products. In addition, our acquisition of the nano surfaces business positively impacted our gross profit margin in the first quarter of 2011.

Selling, General and Administrative

Our selling, general and administrative expense for the three months ended March 31, 2011 increased to $88.7 million, or 24.8% of total revenue, from $65.6 million, or 23.6% of total revenue, for the comparable period in 2010. The increase in selling, general and administrative expenses is attributable to increases in headcount from our recent acquisitions and increases in headcount to support planned revenue growth in our existing businesses. In addition, we incurred higher commission expenses as a result of an increase in new orders and revenues.

Research and Development

Our research and development expense for the three months ended March 31, 2011 increased to $44.7 million, or 12.5% of total revenue, compared with research and development expense of $32.8 million, or 11.8% of total revenue, for the comparable period in 2010. The increase in research and development expenses is attributable to increases in headcount from our recent acquisitions as well as increases in headcount and material costs to support future product introductions in our existing businesses.

Amortization of Acquisition-Related Intangible Assets

Our amortization expense from acquisition-related intangible assets was $3.9 million for the three months ended March 31, 2011 compared with $0.5 million for the comparable period in 2010. The increase in amortization expense relates to intangible assets acquired in connection with the purchase of the nano surfaces and chemical analysis businesses.

Other Charges

Other charges of $2.1 million and $0.5 million in the first quarter of 2011 and 2010, respectively, relate entirely to the Scientific Instruments segment.

The charges recorded in the first quarter of 2011 consist of acquisition-related costs. Specifically, we incurred $1.5 million of costs in connection with transition service arrangements we entered into with the sellers of the nano surfaces and chemical analysis businesses. In addition, we incurred $0.6 million of legal, accounting and other fees in connection with our acquisition of Michrom Bioresources, Inc. We do not expect the transition service costs to recur after the end of the transition services agreements.

The other charges recorded in 2010 consist of $0.3 million of acquisition-related costs and $0.2 million of restructuring charges. Acquisition-related costs recorded in the first quarter of 2010 relate to our acquisitions of the chemical analysis businesses.  Restructuring charges related primarily to severance incurred in connection with closing a production facility in Germany. The restructuring charges were incurred as part of a broader corporate strategy of reducing costs and consolidating critical production know-how in certain key production sites.

Interest and Other Income (Expense), Net

Interest and other income (expense), net during the three months ended March 31, 2011 was $(5.0) million, compared to

$(0.3) million for the comparable period of 2010.

During the three months ended March 31, 2011, the major components within interest and other income (expense), net were realized and unrealized losses on foreign currency transactions of $2.9 million and net interest expense of $1.3 million. During the three months ended March 31, 2010, the major components within interest and other income (expense), net were net interest expense of $1.4 million, offset, in part, by an insurance settlement of $0.8 million and realized and unrealized gains on foreign currency transactions of $0.5 million.

The losses on foreign currency exchange rates in the first quarter of 2011 were primarily a function of changes in exchange rates between the Euro and the U.S. Dollar.

Income Tax Provision

Our effective tax rate generally reflects our tax provision for non-U.S. entities only. We maintain a full valuation allowance against all U.S. deferred tax assets, including our U.S. net operating losses and tax credits, until evidence exists that it is more likely than not that the loss carryforward and credit amounts will be utilized to offset U.S. taxable income. Our tax rate may change over time as the amount and mix of income and taxes outside the U.S. changes. The effective tax rate is affected by tax credits, the expected level of other tax benefits, and the impact of changes to the valuation allowance, as well as changes in the mix of our pre-tax income and losses among jurisdictions with varying statutory tax rates and credits.

The income tax provision for the three months ended March 31, 2011 was $9.0 million compared to $10.6 million for the three months ended March 31, 2010, representing effective tax rates of 43.5% and 39.8%, respectively. The change in our effective tax rate relates primarily to an increase in losses incurred in the U.S. These losses have a negative impact on our overall tax rate because we are not able to record a tax benefit on these amounts.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests for the three months ended March 31, 2011 was $0.4 million compared to $(0.1) million for the comparable period of 2010. The net income (loss) attributable to noncontrolling interests represents the minority shareholders’ proportionate share of the net income (loss) recorded by our majority-owned indirect subsidiaries.

Net Income Attributable to Bruker Corporation

Our net income for the three months ended March 31, 2011 was $11.3 million, or $0.07 per diluted share, compared to $16.1 million, or $0.10 per diluted share for the comparable period in 2010.

Segment Results

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment for the three months ended March 31, 2011 and 2010 (dollars in millions):

	Three Months Ended March 31,		Dollar	Percentage
	2011	2010	Change	Change
Scientific Instruments	$335.8	$260.3	$75.5	29.0%
Energy & Supercon Technologies	24.0	20.7	3.3	15.9%
Eliminations (a)	(2.8)	(3.3)	0.5
	$357.0	$277.7	$79.3	28.6%

(a) Represents product and service revenue between reportable segments.

Scientific Instruments Segment Revenues

For the three months ended March 31, 2011, Scientific Instruments segment revenue increased by $75.5 million, or 29.0%, to $335.8 million, compared to $260.3 million for the comparable period in 2010. Included in this change in revenue is an increase of approximately $6.4 million from the impact of foreign exchange due to the weakening of the U.S. Dollar versus the

Swiss Franc, Japanese Yen and other foreign currencies and an increase of approximately $60.6 million attributable to our recent acquisitions. Excluding the effect of foreign exchange and our recent acquisitions, revenue increased by $8.5 million, or 3.3%. The increase in revenue, excluding the effect of foreign exchange and acquisition, reflects an increase in sales from many of our core technologies, particularly X-ray and mass spectrometry. Increased sales of X-ray and mass spectrometry products were offset, in part, by lower sales of nuclear magnetic resonance products. The increase in revenue from our X-ray products reflects continuing improvement in our industrial and applied end markets.

System revenue and aftermarket revenue as a percentage of total Scientific Instruments segment revenue were as follows during the three months ended March 31, 2011 and 2010 (dollars in millions):

	Three Months Ended March 31,
	2011		2010
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System revenue	$267.5	79.7%	$206.4	79.3%
Aftermarket revenue	68.3	20.3%	53.9	20.7%
Total revenue	$335.8	100.0%	$260.3	100.0%

System revenue in the Scientific Instruments segment includes nuclear magnetic resonance systems, magnetic resonance imaging systems, electron paramagnetic imaging systems, mass spectrometry systems, gas chromatography systems, CBRNE detection systems, X-ray systems, spark-optical emission spectroscopy systems, atomic force microscopy systems, stylus and optical metrology systems and molecular spectroscopy systems. Aftermarket revenues in the Scientific Instruments segment include accessory sales, consumables, training and services.

Energy & Supercon Technologies Segment Revenues

Energy & Supercon Technologies segment revenue increased by $3.3 million, or 15.9%, to $24.0 million for the three months ended March 31, 2011, compared to $20.7 million for the comparable period in 2010. Included in this change in revenue is a reduction of approximately $0.2 million from the impact of foreign exchange due to the strengthening of the U.S. Dollar versus the Euro. Excluding the effect of foreign exchange, revenue increased by $3.5 million, or 16.9%. The increase in revenue, on an adjusted basis, is attributable to higher demand for low temperature superconducting wire.

System and wire revenue and aftermarket revenue as a percentage of total Energy & Supercon Technologies segment revenue were as follows during the three months ended March 31, 2011 and 2010 (dollars in millions):

	Three Months Ended March 31,
	2011		2010
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System revenue	$21.8	90.8%	$19.9	96.1%
Aftermarket revenue	2.2	9.2%	0.8	3.9%
Total revenue	$24.0	100.0%	$20.7	100.0%

System and wire revenue in the Energy & Supercon Technologies segment includes low and high temperature superconducting wire and superconducting devices, including magnets, linear accelerators and radio frequency cavities. Aftermarket revenues in the Energy & Supercon Technologies segment consist primarily of sales of Cuponal™, a bimetallic, non-superconducting material we sell to the power, transport industries, and grant revenues.

Income (Loss) from Operations

The following table presents income (loss) from operations and operating margins on revenue by reportable segment for the three months ended March 31, 2011 and 2010 (dollars in millions):

	Three Months Ended March 31,
	2011		2010
	Operating Income (Loss)	Percentage of Segment Revenue	Operating Income (Loss)	Percentage of Segment Revenue
Scientific Instruments	$27.7	8.2%	$27.7	10.6%
Energy & Supercon Technologies	(0.7)	(2.9)%	(0.5)	(2.4)%
Corporate, eliminations and other (a)	(1.3)		(0.3)
Total operating income	$25.7	7.2%	$26.9	9.7%

(a) Represents corporate costs and eliminations not allocated to the reportable segments.

Scientific Instruments segment income from operations for the three months ended March 31, 2011 was $27.7 million, resulting in an operating margin of 8.2%, compared to income from operations of $27.7 million, resulting in an operating margin of 10.6%, for the comparable period in 2010. Income from operations includes $10.0 million and $0.9 million of charges in the three month periods ended March 31, 2011 and 2010, respectively, that relate primarily to our recent acquisitions of the nano surfaces and chemical analysis businesses. Charges in the first quarter of 2011 include $4.1 million recorded in cost of revenue that represents the difference between the fair value and historical costs of inventories acquired in the acquisitions and sold during the quarter. In addition, we recorded $3.8 million of amortization expense and $2.1 million of acquisition-related charges in the first quarter of 2011 compared with $0.4 million of amortization expense and $0.5 million of acquisition-related for the comparable period in 2010. Excluding these costs, income from operations in Scientific Instruments segment would have been $37.7 million and $28.6 million, or an operating margin of 11.2% and 11.0%, for the three months ended March 31, 2011 and 2010, respectively. Income from operations, on an adjusted basis, improved as a result of the higher revenues described above and an improvement in gross profit margins offset, in part, by higher operating expenses.

In the first quarter of 2011, gross profit as a percentage of revenue in the Scientific Instruments segment increased to 48.1% from 47.1% for the comparable period in 2010. Higher gross profit margins resulted primarily from changes in product mix, specifically an increase in revenues from our newly introduced products which were designed to carry higher gross margins than our previous generations of products. In the first quarter of 2011, selling, general and administrative expenses and research and development expenses in the Scientific Instruments segment increased to $127.9 million, or 38.1% of segment revenue, from $93.9 million, or 36.1% of segment revenue for the comparable period in 2010. This increase is a function of incremental investments in sales and marketing activities and research and development activities that we believe will generate future growth, as well as increases in operating expenses related to the acquisitions completed in 2010. Specifically, these cost increases related to additional headcount, higher commission expenses as a result of higher revenues and higher material costs.

Energy & Supercon Technologies segment loss from operations for the three months ended March 31, 2011 was $(0.7) million, resulting in an operating margin of (2.9)%, compared to a loss from operations of $(0.5) million, resulting in an operating margin of (2.4)%, for the comparable period in 2010. The decrease in operating margin is primarily the result of the higher selling, general and administrative expenses and research and development expenses. The increase in operating expenses is a function of incremental investments in sales and marketing activities and research and development activities that we believe will generate future growth.

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

During the three months ended March 31, 2011, net cash used in operating activities was $(29.4) million, resulting primarily from $28.4 million of consolidated net income adjusted for non-cash items and $(57.8) million of net changes in working capital. During the three months ended March 31, 2010, net cash provided by operating activities was $5.5 million, resulting primarily from $21.0 million of consolidated net income adjusted for non-cash items offset, in part, by $(15.5) million of net changes in working capital. The increase in working capital in the first quarter of 2011 is primarily a function of increased inventory levels which were necessary to support the anticipated growth in our business.

During the three months ended March 31, 2011, net cash used by investing activities was $10.1 million, compared to net cash used by investing activities of $5.4 million during the three months ended March 31, 2010. Cash used by investing activities during the three months ended March 31, 2011 was attributable to $9.9 million of capital expenditures and $0.2 million used for acquisitions. Cash used by investing activities during the three months ended March 31, 2010 was attributable to capital expenditures. Capital expenditures during the three months ended March 31, 2011 were at a level consistent with our planned capital spending of $45 million to $50 million in 2011.

During the three months ended March 31, 2011, net cash used by financing activities was $4.1 million, compared to net cash used by financing activities of $4.3 million during the three months ended March 31, 2010. Cash used by financing activities during the three months ended March 31, 2011 and March 31, 2010 was primarily attributable to $5.8 million and $4.2 million, respectively, of net debt repayments under various long-term and short-term arrangements.

At March 31, 2011, we had outstanding debt totaling $295.4 million consisting of $105.0 million outstanding under the term loan component of the Credit Agreement, $185.5 million under the revolving loan component of the Credit Agreement and $4.9 million under capital lease obligations. At December 31, 2010, we had outstanding debt totaling $301.0 million consisting of $110.6 million outstanding under the term loan component of the Credit Agreement, $185.5 million outstanding under the revolving loan component of the Credit Agreement, and $4.9 million under capital lease obligations.

On February 26, 2008, we entered into a credit facility with a syndication of lenders, which we refer to as the Credit Agreement. The Credit Agreement provides for a revolving credit line with a maximum commitment of $230.0 million and a term loan facility of $150.0 million. The outstanding principal under the term loan is payable in quarterly installments through December 2012. Borrowings under the Credit Agreement bear interest, at our option, at either (i) the higher of the prime rate or the federal funds rate plus 0.50%, or (ii) adjusted LIBOR, plus margins ranging from 0.40% to 1.25% and a facility fee ranging from 0.10% to 0.20%. As of March 31, 2011, the weighted average interest rate of borrowings under the term facility of the Credit Agreement was approximately 2.7%.

Borrowings under the Credit Agreement are secured by the pledge to the banks of 100% of the capital stock of each of our wholly-owned domestic subsidiaries and 65% of the capital stock of certain of our wholly-owned direct or indirect foreign subsidiaries. The Credit Agreement also requires that we maintain certain financial ratios related to maximum leverage and minimum interest coverage, as defined in the Credit Agreement. Specifically, our leverage ratio cannot exceed 3.0 and our interest coverage ratio cannot be less than 3.0. In addition to the financial ratios, the Credit Agreement restricts, among other things, our ability to do the following: make certain payments; incur additional debt; incur certain liens; make certain investments, including derivative agreements; merge, consolidate, sell or transfer all or substantially all of our assets; and enter into certain transactions with affiliates. Our failure to comply with any of these restrictions or covenants may result in an event of default under the applicable debt instrument, which could permit acceleration of the debt under that instrument and require us to prepay that debt before its scheduled due date. As of March 31, 2011, the latest measurement date, we were in compliance with the covenants of the Credit Agreement.

Other revolving loans are with various financial institutions located primarily in Germany, Switzerland and France. The following is a summary of the maximum commitments and net amounts available to the Company under revolving loans as of March 31, 2011 (dollars in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
Credit Agreement	0.8%	$230.0	$185.5	$0.1	$44.4
Other revolving loans	—%	146.1	—	117.7	28.4
Total revolving loans		$376.1	$185.5	$117.8	$72.8

We are currently considering various long-term financing alternatives to replace the outstanding borrowings under the revolving loan component of the Credit Agreement and we expect to have an agreement in place during the second quarter of 2011. However, if additional financing alternatives are not available to us, or if available, are not on terms favorable to us, we expect that we would meet our obligation through a combination of cash on hand and future cash flow generation.

As of March 31, 2011, we have approximately $7.6 million of net operating loss carryforwards available to reduce future U.S. taxable income; however, these losses are limited in terms of their use. The Company also has approximately $45.6 million of German Trade Tax net operating losses that are carried forward indefinitely and U.S. tax credits of approximately

$5.7 million available to offset future tax liabilities that expire at various dates. U.S. tax credits, after filing the 2010 U.S. Federal tax return, include research and development tax credits of $5.6 million expiring at various dates through 2025 and other credits of $0.1 million. These operating losses and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

The following table summarizes maturities for our significant financial obligations as of March 31, 2011 (in millions):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Revolving lines of credit	$185.5	$185.5	$—	$—	$—
Long-term debt, including current portion	109.9	30.9	77.3	1.3	0.4
Derivative liabilities, net	3.0	2.3	0.7	—	—
Uncertain tax contingencies	27.7	—	27.7	—	—

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2009, the Emerging Issues Task Force, or EITF, reached consensus on the Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, 2009-14, Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements. FASB ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are excluded from the software revenue guidance in Subtopic No. 985-605, Software-Revenue Recognition. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. The adoption of this update in the first quarter of 2011 did not have a material impact on our results of operations, cash flows or financial position.

In September 2009, the EITF reached consensus on FASB ASU 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements. FASB ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic No. 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. The adoption of this update in the first quarter of 2011 did not have a material impact on our results of operations, cash flows or financial position.

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

Impact of Foreign Currencies

We generate a substantial portion of our revenues in international markets, principally Germany and other countries in the European Union, Switzerland and Japan, which exposes our operations to the risk of exchange rate fluctuations. The impact of currency exchange rate movement can be positive or negative in any period. Our costs related to sales in foreign currencies are largely denominated in the same respective currencies, limiting our transaction risk exposure. However, for sales not denominated in U.S. Dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. Dollars, it will require more of the foreign currency to equal a specified amount of U.S. Dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. Dollars than we did before the rate increase went into effect. If we price our products in U.S. Dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. Dollar could result in our prices not being competitive in a market where business is transacted in the local currency. Changes in foreign currency exchange rates increased our revenue by approximately 2.3% in the first quarter of 2011 and decreased our revenue by approximately 8.1% in the first quarter of 2010.

Assets and liabilities of our foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using period-end exchange rates. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a separate component of shareholders’ equity. For the three months ended March 31, 2011 we recorded net gains from currency translation adjustments of $28.1 million compared to net losses from currency translation adjustments of $20.0 million, for the period ended March 31, 2010. Gains and losses resulting from foreign currency transactions are reported in interest and other income (expense), net in the consolidated statements of income. Our foreign exchange gains (losses), net were $(2.9) million and $0.5 million for three months ended March 31, 2011 and 2010, respectively.

From time to time, we have entered into foreign currency contracts in order to minimize the volatility that fluctuations in exchange rates have on our cash flows related to purchases and sales denominated in foreign currencies. Under these arrangements, we agree to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates typically with maturities of less than twelve months. These transactions do not qualify for hedge accounting and, accordingly, the instrument is recorded at fair value with the corresponding gains and losses recorded in interest and other income (expense), net in the consolidated statements of income. At March 31, 2011 and December 31, 2010, we had foreign currency contracts with notional amounts aggregating $17.0 million and $82.2 million, respectively. The decrease in notional amounts related to foreign currency contracts is primarily a function of timing as a number of the contracts outstanding at December 31, 2010 matured in the first quarter of 2011. We will continue to evaluate our currency risks and in the future may utilize foreign currency contracts more frequently as part of a transactional hedging program.

Impact of Interest Rates

We regularly invest excess cash in short-term investments that are subject to changes in interest rates. We believe that the market risk arising from holding these financial instruments is minimal because of our policy of investing in short-term financial instruments issued by highly rated financial institutions.

Our exposure related to adverse movements in interest rates is derived primarily from outstanding floating rate debt instruments that are indexed to short-term market rates. Our objective in managing our exposure to interest rates is to decrease the volatility that changes in interest rates might have on our earnings and cash flows. To achieve this objective we have entered into an interest rate swap. A 10% increase or decrease in the average cost of our variable rate debt would not result in a material change in interest expense because we have determined that the interest rate swap is an effective hedge of the variability of cash flows of the interest payments. Under our interest rate swap arrangement we pay a fixed interest rate of approximately 3.8% and receive a variable interest rate based on three month LIBOR through December 31, 2012. The initial notional amount of this interest swap was $90.0 million and amortizes in proportion to the term debt component of our Credit Agreement. At March 31, 2011 and December 31, 2010, the outstanding notional amount of this swap was $63.0 million and $66.4 million, respectively.

Impact of Commodity Prices

We are exposed to certain commodity risks associated with prices for various raw materials. The prices of copper and certain other raw materials, particularly niobium, used to manufacture superconductors have increased significantly over the last decade. Copper and niobium tin are the main components of low temperature superconductors and continued commodity price increases for copper and niobium as well as other raw materials may negatively affect our profitability. Periodically, we enter into commodity forward purchase contracts to minimize the volatility that fluctuations in the price of copper have on our sales of these commodities. At March 31, 2011 and December 31, 2010, we had fixed price commodity contracts with notional amounts aggregating $3.9 million and $2.9 million, respectively. We will continue to evaluate our commodity risks and may utilize commodity forward purchase contracts more frequently in the future.

Inflation

We do not believe inflation had a material impact on our business or operating results during any of the periods presented.

ITEM 4.	CONTROLS AND PROCEDURES

We have established disclosure controls and procedures that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) by others within our organization. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2011. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of March 31, 2011, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed in Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the first quarter of 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2011	—	$—	—	—
February 1 - February 28, 2011	—	—	—	—
March 1 - March 31, 2011	10,000	18.59	—	—
	10,000	$18.59	—	—

All purchases were made by the Company’s Chief Executive Officer, Frank H. Laukien, in open market transactions effected in accordance with the safe harbor provisions of Rule 10b-18 of the Exchange Act. These purchases were previously disclosed on a Form 4 filed with the U.S. Securities and Exchange Commission.

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
101

The following materials from the Bruker Corporation Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes.(2)

(1)          Filed herewith.

(2)          Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUKER CORPORATION

Date: May 9, 2011	By:	/s/ FRANK H. LAUKIEN, PH.D.
Frank H. Laukien, Ph.D. President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 9, 2011	By:	/s/ BRIAN P. MONAHAN
Brian P. Monahan Chief Financial Officer (Principal Financial Officer)