Form 10-Q
period 2011-06-30
BRUKER CORP
filed 2011-08-09
CIK 1109354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer, accelerated filer, smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2011
Common Stock, $0.01 par value per share	165,823,868 shares

BRUKER CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2011

PART I          FINANCIAL INFORMATION

ITEM 1.          UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$169.8	$230.4
Restricted cash	3.3	2.9
Accounts receivable, net	273.7	232.9
Inventory	618.7	511.0
Other current assets	101.6	73.9
Total current assets	1,167.1	1,051.1

Property, plant and equipment, net	265.9	233.7
Intangibles and other long-term assets	266.9	265.0
Total assets	$1,699.9	$1,549.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$185.5	$185.5
Current portion of long-term debt	42.1	28.9
Accounts payable	82.0	64.0
Customer advances	259.3	242.2
Other current liabilities	332.8	310.9
Total current liabilities	901.7	831.5

Long-term debt	60.2	86.6
Other long-term liabilities	107.2	104.3

Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock, $0.01 par value 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value 260,000,000 shares authorized, 165,844,196 and 165,246,426 shares issued and 165,823,931 and 165,229,207 shares outstanding at June 30, 2011 and December 31, 2010, respectively	1.6	1.6
Treasury stock, at cost, 20,265 and 17,219 shares at June 30, 2011 and December 31, 2010, respectively	(0.2)	(0.2)
Other shareholders’ equity	626.0	523.3
Total shareholders’ equity attributable to Bruker Corporation	627.4	524.7
Noncontrolling interest in consolidated subsidiaries	3.4	2.7
Total shareholders’ equity	630.8	527.4

Total liabilities and shareholders’ equity	$1,699.9	$1,549.8

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Product revenue	$352.1	$267.0	$664.2	$511.0
Service revenue	46.8	32.5	90.4	64.0
Other revenue	2.3	1.4	3.6	3.6
Total revenue	401.2	300.9	758.2	578.6

Cost of product revenue	188.2	149.1	355.6	283.3
Cost of service revenue	25.9	16.1	50.4	33.3
Amortization of acquisition-related intangible assets	3.5	0.4	6.8	0.6
Total cost of revenue	217.6	165.6	412.8	317.2
Gross profit	183.6	135.3	345.4	261.4

Operating expenses:
Selling, general and administrative	97.5	64.0	186.2	129.7
Research and development	44.3	31.2	89.0	64.0
Amortization of acquisition-related intangible assets	0.7	0.3	1.3	0.5
Other charges	2.4	1.9	4.5	2.4
Total operating expenses	144.9	97.4	281.0	196.6
Operating income	38.7	37.9	64.4	64.8

Interest and other income (expense), net	(5.7)	(4.2)	(10.7)	(4.5)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	33.0	33.7	53.7	60.3
Income tax provision	10.4	10.8	19.4	21.4
Consolidated net income	22.6	22.9	34.3	38.9
Net income attributable to noncontrolling interest in consolidated subsidiaries	0.5	0.3	0.9	0.2
Net income attributable to Bruker Corporation	$22.1	$22.6	$33.4	$38.7

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.13	$0.14	$0.20	$0.24
Diluted	$0.13	$0.14	$0.20	$0.23

Weighted average common shares outstanding:
Basic	165.4	164.3	165.3	164.2
Diluted	167.3	165.8	167.0	165.7

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Consolidated net income	$34.3	$38.9
Adjustments to reconcile consolidated net income to cash flows from operating activities:
Depreciation and amortization	25.7	14.7
Amortization of deferred financing costs	0.3	0.3
Write down of inventories to net realizable value	19.4	11.2
Stock-based compensation	3.8	3.3
Deferred income taxes	(4.3)	(8.2)
Loss on divestiture of business	—	1.0
Other non-cash expense	0.7	1.9
Changes in operating assets and liabilities:
Accounts receivable	(28.4)	9.4
Inventories	(82.0)	(48.8)
Accounts payable	13.0	9.3
Customer deposits	2.9	13.8
Other changes in operating assets and liabilities, net	(11.0)	6.3
Net cash (used) in provided by operating activities	(25.6)	53.1

Cash flows from investing activities:
Acquisitions, net of cash acquired	(1.3)	(37.8)
Purchases of property, plant and equipment	(31.2)	(10.7)
Net cash used in investing activities	(32.5)	(48.5)

Cash flows from financing activities:
Repayments of revolving lines of credit, net	(0.3)	(0.4)
Repayment of term debt	(13.7)	(9.9)
Payment of deferred financing costs	(1.2)	—
Proceeds from issuance of common stock, net	3.0	2.2
Changes in restricted cash	(1.4)	(0.7)
Cash payments to noncontrolling interest	(0.4)	(0.1)
Net cash used in financing activities	(14.0)	(8.9)
Effect of exchange rate changes on cash and cash equivalents	11.5	(15.2)
Net change in cash and cash equivalents	(60.6)	(19.5)
Cash and cash equivalents at beginning of period	230.4	207.1
Cash and cash equivalents at end of period	$169.8	$187.6

Non-cash financing activities:
Issuance of common stock in connection with acquisition of Michrom Bioresources Inc.	$2.9	$—

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              Description of Business and Basis of Presentation

Bruker Corporation, together with its consolidated subsidiaries (“Bruker” or the “Company”), is a designer and manufacturer of proprietary life science and materials research systems and associated products that address the rapidly evolving needs of a diverse array of customers in life science, pharmaceutical, biotechnology, clinical and molecular diagnostics research, as well as in materials and chemical analysis in various industries and government applications. The Company’s core technology platforms include X-ray technologies, magnetic resonance technologies, mass spectrometry technologies, optical emission spectroscopy and infrared and Raman molecular spectroscopy technologies. The Company also manufactures and distributes a broad range of field analytical systems for chemical, biological, radiological, nuclear and explosives (“CBRNE”) detection. The Company also develops and manufactures superconducting and non-superconducting materials and devices for use in renewable energy, energy infrastructure, healthcare and “big science” research. The Company maintains major technical and manufacturing centers in Europe, North America and Japan, and has sales offices located throughout the world. The Company’s diverse customer base includes life science, pharmaceutical, biotechnology and molecular diagnostic research companies, academic institutions, advanced materials and semiconductor manufacturers and government agencies.

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

The financial statements represent the consolidated accounts of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements as of June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011 and 2010, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial information presented herein does not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of the results expected for the full year. Certain prior year amounts have been reclassified to conform to the current year presentation. The prior year amounts, totaling $0.4 million and $0.6 million for the three and six months ended June 30, 2010, respectively, relate to amortization of certain technology-related intangible assets that were reclassified to cost of revenue from selling, general and administrative expenses. These reclassifications had no effect on previously reported net income or cash flows.

The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events requiring disclosure, except for the internal investigation regarding FCPA compliance and related matters described more fully in Note 12.

At June 30, 2011, except as described below, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, have not changed.

Revenue Recognition

The Company recognizes revenue from systems sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, title and risk of loss has been transferred to the customer and collectability of the resulting receivable is reasonably assured. Title and risk of loss is generally transferred to the customer upon receipt of signed customer acceptance for a system that has been shipped, installed, and for which the customer has been trained. As a result, the timing of customer acceptance or readiness could cause the Company’s reported revenues to differ materially from expectations. When products are sold through an independent distributor or a strategic distribution partner that assumes responsibility for installation, the Company recognizes revenue when the products have been shipped and the title and risk of loss has been transferred. The Company’s distributors do not have price protection rights or rights of return; however, products are warranted to be free from defect for a period that is typically one year. Revenue is deferred until cash is received when collectability is not reasonably assured, such as when a significant portion of the fee is due over one year after delivery, installation and acceptance of a system.

In September 2009, the Financial Accounting Standards Board (“FASB”) ratified Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements. ASU 2009-13 amends existing revenue recognition accounting standards that are currently within the scope of ASU 605, Subtopic 25—Multiple-Element Arrangements. ASC 2009-13 provides for three significant changes to the existing guidance for multiple element arrangements:

•                  Removes the requirement to have objective and reliable evidence of fair value for undelivered elements in an arrangement. This may result in more deliverables being treated as separate units of accounting.

•                  Modifies the manner in which arrangement consideration is allocated to the separately identified deliverables. ASU 2009-13 requires an entity to allocate revenue in an arrangement using its best estimate of selling prices (“ESP”) of deliverables if a vendor does not have vendor-specific objective evidence of selling prices (“VSOE”) or third-party evidence of selling prices (“TPE”), if VSOE is not available. Each separate unit of accounting must have a selling price, which can be based on management’s estimate when there is no other means (VSOE or TPE) to determine the selling price of that deliverable.

•                  Eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling prices method, which results in the discount in the transaction being evenly allocated to the separate units of accounting.

In September 2009, the FASB ratified ASU 2009-14, Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements. ASU 2009-14 amends existing revenue recognition accounting standards to remove tangible products that contain software components and non-software components that function together to deliver the product’s essential functionality from the scope of industry specific software revenue recognition guidance.

The Company adopted these new accounting standards at the beginning of its first fiscal quarter of 2011 on a prospective basis for transactions originating or materially modified after January 1, 2011. These accounting standards generally do not change the units of accounting, for the Company’s revenue transactions, and most products and services qualify as separate units of accounting as was the case under previous accounting guidance. The impact of adopting these new accounting standards was not material to the Company’s financial statements for the three and six month periods ended June 30, 2011, and if applied in the same manner to 2010, there would not have been a material impact to revenue recorded in 2010 and 2009 or any interim periods therein.

The Company typically determines the fair value of its products and services based on VSOE. The Company determines VSOE based on its normal selling pricing and discounting practices for the specific product or service when sold on a stand-alone basis. In determining VSOE, the Company’s policy requires a substantial majority of selling prices for a product or service to be within a reasonably narrow range. The Company also considers the class of customer, method of distribution and the geographies into which products and services are being sold when determining VSOE. The Company typically has had VSOE for its products and services. If VSOE cannot be established, which may occur in instances where a product or service has not been sold separately, stand-alone sales are too infrequent or product pricing is not within a sufficiently narrow range, the Company attempts to establish the selling price based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. When the Company cannot determine VSOE or TPE, it uses ESP in its allocation of management consideration. The objective of ESP is to determine the price at which the Company would typically transact a stand-alone sale of the product or service. ESP is determined by considering a number of factors including the Company’s pricing policies, internal costs and gross profit objectives, method of distribution, market research and information, recent technological trends, competitive landscape and geographies. The Company plans to analyze the selling prices used in its allocation of arrangement consideration, at a minimum, on an annual basis. Selling prices will be analyzed more frequently if a significant change in the Company’s business necessitates more frequent analysis or if the Company experiences significant variances in its selling prices.

Revenue from the sale of accessories and parts is recognized upon shipment and service revenue is recognized as the services are performed.

The Company also has contracts for which it applies the percentage-of-completion model of revenue recognition and the milestone model of revenue recognition. Application of the percentage-of-completion method requires the Company to make reasonable estimates of the extent of progress toward completion of the contract and the total costs the Company will incur under the contract. Changes in the estimates of progress toward completion of the contract and the total costs could affect the timing of revenue recognition.

Other revenues are comprised primarily of research grants and licensing arrangements. Grant revenue is recognized when the requirements in the grant agreement are achieved. Licensing revenue is recognized ratably over the term of the related contract.

2.              Acquisitions

On April 1, 2011, the Company completed the acquisition of Michrom Bioresources Inc. (the “HPLC business”), a privately owned company based in California, U.S.A., that provides high performance liquid chromatography instrumentation, accessories and consumables to the life science market. The acquisition of the HPLC business is being accounted for under the acquisition method. The components of the consideration transferred and the allocation of the consideration transferred in connection with the HPLC business is as follows (in millions):

HPLC
Consideration Transferred:
Cash paid	$1.1
Stock issued	2.9
Cash acquired	(0.2)
Total consideration transferred	$3.8

Allocation of Consideration Transferred:
Accounts receivable	$0.2
Inventory	1.3
Property, plant and equipment	0.2
Intangible assets	1.2
Goodwill	1.7
Liabilities assumed	(0.8)
Total consideration transferred	$3.8

The Company has not completed the final allocation of the consideration transferred in connection with the acquisition of the HPLC business because the valuation of inventory and intangible assets is not complete. The Company will complete the allocation related to the acquisition of the HPLC business within the measurement period. The results of the HPLC business have been included in the Scientific Instruments segment from the date of the acquisition. Pro forma information reflecting the acquisition of the HPLC business has not been provided because the impact on revenues, net income and net income per common share attributable to Bruker Corporation shareholders is not material.

In October 2010, the Company completed the acquisition of Veeco Metrology Inc., a scanning probe microscopy and optical industrial metrology instruments business (the “nano surfaces business”), from Veeco Instruments Inc. (“Veeco”) for cash consideration of $230.4 million. The Company financed the acquisition with $167.6 million borrowed under a revolving credit agreement and the balance with cash on hand. The acquired business complements the Company’s existing atomic force microscopy products and expands the Company’s offerings to industrial and applied markets, specifically in the fields of materials and nanotechnology research and analysis. Under the purchase agreement, $22.9 million of the purchase price was paid into escrow pending the resolution of indemnification obligations and working capital obligations of the seller. At June 30, 2011, the Company has not completed the local business transfer of the part of the acquired business in China because the Company is in the process of establishing a local legal entity. The Company paid approximately $7.2 million to Veeco for the net assets in China and has recorded this amount in other current assets because the Company expects to complete the local business transfer in the third quarter of 2011.

The acquisition of the nano surfaces business is being accounted for under the acquisition method. The Company made the following adjustments to its allocation of the consideration transferred in the first six months of 2011 (in millions):

	Acquisition Date Fair Values, as Reported at December 31, 2010	Measurement Period Adjustments	Acquisition Date Fair Values, as Reported at June 30, 2011
Accounts receivable	$21.8	$—	$21.8
Inventory	33.5	—	33.5
Other current assets	8.1	—	8.1
Property, plant and equipment	18.0	—	18.0
Intangible assets	110.5	2.0	112.5
Goodwill	51.0	(2.0)	49.0
Liabilities assumed	(12.5)	—	(12.5)
	$230.4	$—	$230.4

The measurement period adjustments made during the first half of 2011 did not have a material impact on the results of operations for the three and six months ended June 30, 2011, and would not have had a material impact on the results of operations for the three months ended December 31, 2010. The Company has not yet completed the final allocation of the consideration transferred in connection with the acquisition of the nano surfaces business because of the local business transfer of the part of the acquired business in China.

The following table sets forth pro forma financial information reflecting the acquisition of the nano surfaces business as if the results of the nano surfaces business had been included in the Company’s unaudited condensed consolidated financial statement of operations as of January 1, 2010 (in millions, except per share data):

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Revenue	$332.5	$638.7
Net income attributable to Bruker Corporation	21.9	37.8
Net income per common share attributable to Bruker Corporation shareholders:
Basic and diluted	$0.13	$0.23

The pro forma financial information presented above assumes that the acquisition of the nano surfaces business occurred as of January 1, 2009. The pro forma information as presented above is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of 2010.

3.              Stock-Based Compensation

The Company’s primary types of share-based compensation are in the form of stock options and restricted stock. The Company recorded stock-based compensation expense for the three and six months ended June 30, 2011 and 2010 as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock options	$1.6	$1.5	$3.2	$2.8
Restricted stock	0.4	0.2	0.6	0.5
Total stock-based compensation pre-tax	2.0	1.7	3.8	3.3
Tax benefit	0.2	0.2	0.5	0.5
Total stock-based compensation net of tax	$1.8	$1.5	$3.3	$2.8

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

	2011	2010
Risk-free interest rate	2.13%-3.12%	1.73%-3.46%
Expected life	6.5 years	6.5 years
Volatility	57.2%	62.0%
Expected dividend yield	0.0%	0.0%

The risk-free interest rate is the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected life assumption. Expected life is determined through the simplified method as defined in the SEC Staff Accounting Bulletin No. 110. The Company believes that this is the best estimate of the expected life of a new option. Expected volatility can be based on a number of factors, but the Company currently believes that the exclusive use of historical volatility results is the best estimate of the grant-date fair value of employee stock options because it reflects the market’s current expectations of future volatility. Expected dividend yield was not considered in the option pricing formula since the Company does not pay dividends and has no current plans to do so in the future. The terms of some of the Company’s indebtedness also currently restrict the Company’s ability to pay dividends to its stockholders.

Bruker Corporation Stock Plan

In May 2010, the Bruker Corporation 2010 Incentive Compensation Plan (the “2010 Plan”) was approved by the Company’s stockholders. The 2010 Plan provides for the issuance of up to 8,000,000 shares of the Company’s common stock. The Plan allows a committee of the Board of Directors (the “Committee”) to grant incentive stock options, non-qualified stock options and restricted stock awards. The Committee has the authority to determine which employees will receive the awards, the amount of the awards and other terms and conditions of any awards. Awards granted by the Committee typically vest over a period of three to five years.

Stock option activity for the six months ended June 30, 2011 was as follows:

	Shares Subject to Options	Weighted Average Option Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value (in millions) (b)
Outstanding at December 31, 2010	4,718,648	$9.99
Granted	162,500	18.45
Exercised	(306,585)	9.56		$2.9
Forfeited	(95,755)	10.87
Outstanding at June 30, 2011	4,478,808	$10.31	6.1	$44.9

Exercisable at June 30, 2011	2,498,976	$8.87	5.0	$28.7

Exercisable and expected to vest at June 30, 2011 (a)	4,375,857	$10.29	6.1	$44.1

(a)          In addition to the options that are exercisable at June 30, 2011, the Company expects a portion of the unvested options to become exercisable in the future. Options expected to vest in the future are determined by applying an estimated forfeiture rate to the options that are unvested as of June 30, 2011.

(b)         The aggregate intrinsic value is based on the positive difference between the fair value of the Company’s common stock price of $20.36 on June 30, 2011, or the date of exercises, as appropriate, and the exercise price of the underlying stock options.

Restricted stock activity for the six months ended June 30, 2011, was as follows:

	Shares Subject to Restriction	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	247,258	$8.02
Granted	156,822	21.28
Vested	(46,420)	7.69
Forfeited	(300)	7.55
Outstanding at June 30, 2011	357,360	$13.88

At June 30, 2011, the Company expects to recognize pre-tax stock-based compensation expense of $12.3 million associated with outstanding stock option awards granted under the Company’s stock plans over the weighted average remaining service period of 2.0 years. In addition, the Company expects to recognize additional pre-tax stock-based compensation expense of $4.1 million associated with outstanding restricted stock awards granted under the Company’s stock plans over the weighted average remaining service period of 3.6 years.

Bruker Energy & Supercon Technologies Stock Plan

In October 2009, the Board of Directors of BEST adopted the Bruker Energy & Supercon Technologies, Inc. 2009 Stock Option Plan (the “BEST Plan”). The BEST Plan provides for the issuance of up to 1,600,000 shares of BEST common stock in connection with awards under the BEST Plan. The BEST Plan allows a committee of the BEST Board of Directors to grant incentive stock options, non-qualified stock options and restricted stock awards. The Compensation Committee of the BEST Board of Directors has the authority to determine which employees will receive the awards, the amount of the awards and other terms and conditions of any awards. Awards granted pursuant to the BEST Plan typically vest over a period of three to five years.

There has been no activity in the BEST Plan during the six months ended June 30, 2011. At June 30, 2011, there were 800,000 options outstanding under the BEST Plan. The Company expects to recognize pre-tax stock-based compensation expense of $1.5 million associated with outstanding stock option awards granted under the BEST Plan over the weighted average remaining service period of 2.8 years.

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

The following table sets forth the computation of basic and diluted weighted average shares outstanding for the three and six months ended June 30, 2011 and 2010 (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income attributable to Bruker Corporation, as reported	$22.1	$22.6	$33.4	$38.7

Weighted average shares outstanding:
Weighted average shares outstanding-basic	165.4	164.3	165.3	164.2
Effect of dilutive securities:
Stock options and restricted stock	1.9	1.5	1.7	1.5
	167.3	165.8	167.0	165.7

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.13	$0.14	$0.20	$0.24
Diluted	$0.13	$0.14	$0.20	$0.23

Stock options to purchase approximately 0.1 million shares and 0.4 million shares were excluded from the computation of diluted earnings per share in the three months ended June 30, 2011 and 2010, respectively, and approximately 0.1 million shares and 0.4 million shares were excluded from the computation of diluted earnings per share in the six months ended June 30, 2011 and 2010, respectively, because their effect would have been anti-dilutive.

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

The valuation techniques that may be used by the Company to determine the fair value of Level 2 and Level 3 financial instruments are the market approach, the income approach and the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach uses valuation techniques to convert future amounts to a single present value based on current market expectations about those future amounts, including present value techniques, option-pricing models and the excess earnings method. The cost approach is based on the amount that would be required to replace the service capacity of an asset (replacement cost).

The Company measures the following financial assets and liabilities at fair value on a recurring basis. The following table sets forth the Company’s financial instruments and presents them within the fair value hierarchy using the lowest level of input that is significant to the fair value measurement at June 30, 2011 (in millions):

	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$58.4	$58.4	$—	$—
Restricted cash	3.3	3.3	—	—
Foreign exchange contracts	0.6	—	0.6	—
Embedded derivatives in purchase and delivery contracts	0.2	—	0.2	—
Commodity contracts	0.1	—	0.1	—
Long-term restricted cash	4.4	4.4	—	—
Total assets recorded at fair value	$67.0	$66.1	$0.9	$—

Liabilities:
Interest rate swap contract	$2.3	$—	$2.3	$—
Foreign exchange contracts	0.4	—	0.4	—
Embedded derivatives in purchase and delivery contracts	1.1	—	1.1	—
Fixed price commodity contracts	0.1	—	0.1	—
Total liabilities recorded at fair value	$3.9	$—	$3.9	$—

The Company’s financial instruments consist primarily of cash equivalents, restricted cash, derivative instruments consisting of forward foreign exchange contracts, commodity contracts, derivatives embedded in certain purchase and delivery contracts and an interest rate swap, accounts receivable, short-term borrowings, accounts payable and long-term debt. The carrying amounts of the Company’s cash equivalents, short-term investments, restricted cash, accounts receivable, short-term borrowings and accounts payable approximate their fair value due to their short-term nature. Derivative assets and liabilities are measured at fair value on a recurring basis. The Company’s long-term debt consists of variable rate arrangements with interest rates that reset every three months and, as a result, reflect currently available terms and conditions. Consequently, the carrying value of the Company’s long-term debt approximates fair value.

6.              Inventories

Inventories consisted of the following at June 30, 2011 and December 31, 2010 (in millions):

	June 30,	December 31,
	2011	2010
Raw materials	$159.8	$143.7
Work-in-process	227.1	174.8
Demonstration units	56.9	48.6
Finished goods	174.9	143.9
Inventories	$618.7	$511.0

Finished goods include in-transit systems that have been shipped to the Company’s customers but not yet installed and accepted by the customer. As of June 30, 2011 and December 31, 2010, inventory-in-transit was $116.5 and $85.3 million, respectively.

The Company reduces the carrying value of its demonstration inventories for differences between its cost and estimated net realizable value through a charge to cost of product revenue that is based on a number of factors including, the age of the unit, the physical condition of the unit and an assessment of technological obsolescence. Amounts recorded in cost of revenue related to the write-down of demonstration units to net realizable value were $7.1 million and $5.6 million for the three months ended June 30, 2011 and 2010, respectively, and $13.6 million and $11.2 million for the six months ended June 30, 2011 and 2010, respectively.

7.              Goodwill and Other Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for the six months ended June 30, 2011 (in millions):

Balance at December 31, 2010	$98.3
Goodwill acquired during the period	1.7
Measurement period adjustments	(2.0)
Foreign currency impact	2.1
Balance at June 30, 2011	$100.1

Goodwill is not amortized, instead, goodwill is tested for impairment on a reporting unit basis annually, or on an interim basis when events or changes in circumstances warrant. The Company performed its annual test for impairment as of December 31, 2010 and determined that goodwill and other intangible assets were not impaired at that time. The Company did not identify any indicators of impairment during the six month period ended June 30, 2011 that would warrant an interim test.

The following is a summary of other intangible assets at June 30, 2011 and December 31, 2010 (in millions):

	June 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology and related patents	$116.4	$(18.1)	$98.3	$112.0	$(15.0)	$97.0
Customer relationships	21.7	(3.8)	17.9	20.2	(2.5)	17.7
Trade names	0.4	(0.3)	0.1	0.4	(0.3)	0.1
Intangible assets subject to amortization	138.5	(22.2)	116.3	132.6	(17.8)	114.8
In-process research and development	21.3	—	21.3	21.3	—	21.3
Intangible assets	$159.8	$(22.2)	$137.6	$153.9	$(17.8)	$136.1

Intangible assets with a finite useful life are amortized on a straight-line basis over their estimated useful lives as follows:

Existing technology and related patents	3-10 years
Customer relationships	5-10 years
Trade names	5-10 years

For the three months ended June 30, 2011 and 2010, the Company recorded amortization expense of $4.2 million and $0.7 million, respectively, related to intangible assets subject to amortization. For the six months ended June 30, 2011 and 2010, the Company recorded amortization expense of $8.1 million and $1.1 million, respectively, related to intangible assets subject to amortization.

8.              Debt

At June 30, 2011 and December 31, 2010, the Company’s debt obligations consisted of the following (in millions):

	June 30,	December 31,
	2011	2010
US Dollar term loan under the Credit Agreement	$97.5	$110.6
Capital lease obligations	4.8	4.9
Total long-term debt	102.3	115.5
Current portion of long-term debt	(42.1)	(28.9)
Total long-term debt, less current portion	$60.2	$86.6

On February 26, 2008, we entered into a credit facility, which we refer to as the Credit Agreement. The Credit Agreement, which was with a syndication of lenders, provided for a revolving credit line with a maximum commitment of $230.0 million and a term loan facility of $150.0 million. The outstanding principal under the term loan was payable in quarterly installments through December 2012. Borrowings under the Credit Agreement accrued interest, at our option, at either (i) the higher of the prime rate or the federal funds rate plus 0.50%, or (ii) adjusted LIBOR, plus margins ranging from 0.40% to 1.25% and a facility fee ranging from 0.10% to 0.20%.

In May 2011, we entered into an amendment to and restatement of the Credit Agreement, or the Amended Credit Agreement. The Company accounted for the amendment as a modification under FASB Accounting Standards Codification No. 470, Debt. The Amended Credit Agreement increases the maximum commitment on the Company’s revolving credit line to $250.0 million and extends the maturity date to May 2016. Borrowings under the revolving credit line of the Amended Credit Agreement accrue interest, at the Company’s option, at either (i) the higher of the prime rate, (ii) the federal funds rate plus 0.50%, (iii) adjusted LIBOR plus 1.00% or (iv) LIBOR, plus margins ranging from 0.80% to 1.65% and a facility fee ranging from 0.20% to 0.35%. The Amended Credit Agreement had no impact on the maturity or pricing of the Company’s existing term loan. As of June 30, 2011, the weighted average interest rate of borrowings under the term facility of the Amended Credit Agreement was approximately 2.7%.

Borrowings under the Amended Credit Agreement are secured by guarantees from certain material subsidiaries, as defined in the Credit Agreement, and Bruker Energy & Supercon Technologies, Inc. The Amended Credit Agreement also requires that we maintain certain financial ratios related to maximum leverage and minimum interest coverage, as defined in the Amended Credit Agreement. Specifically, our leverage ratio cannot exceed 3.0 and our interest coverage ratio cannot be less than 3.0. In addition to the financial ratios, the Amended Credit Agreement restricts, among other things, our ability to do the following: make certain payments; incur additional debt; incur certain liens; make certain investments, including derivative agreements; merge, consolidate, sell or transfer all or substantially all of our assets; and enter into certain transactions with affiliates. Our failure to comply with any of these restrictions or covenants may result in an event of default under the applicable debt instrument, which could permit acceleration of the debt under that instrument and require us to prepay that debt before its scheduled due date.

In addition to its long-term arrangements, the Company had the following amounts outstanding under revolving loan arrangements (in millions):

	June 30,	December 31,
	2011	2010
US Dollar revolving loans under the Credit Agreement	$185.5	$185.5
Other revolving loans	—	—
Total short-term borrowings	$185.5	$185.5

The following is a summary of the maximum commitments and the net amounts available to the Company under revolving loans as of June 30, 2011 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
Credit Agreement	1.3%	$250.0	$185.5	$0.2	$64.3
Other revolving loans	—	173.0	—	117.9	55.1
Total revolving loans		$423.0	$185.5	$118.1	$119.4

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

9.              Derivative Instruments and Hedging Activities

Interest Rate Risks

The Company’s exposure to interest rate risk relates primarily to outstanding variable rate debt and adverse movements in the related short-term market rates. The most significant component of the Company’s interest rate risk relates to amounts outstanding under the Amended Credit Agreement. In April 2008, the Company entered into an interest rate swap arrangement to manage its exposure to interest rate movements and the related effect on its variable rate debt. Under this interest rate swap arrangement, the Company will pay a fixed rate of approximately 3.8% and receive a variable rate based on three month LIBOR. The initial notional amount of this interest rate swap was $90.0 million and it amortizes in proportion to the term debt component of the Amended Credit Agreement through December 2012. At June 30, 2011 and December 31, 2010, the notional amount of this interest rate swap was $58.5 million and $66.4 million, respectively. The Company concluded that this swap met the criteria to qualify as an effective hedge of the variability of cash flows of the interest payments and accounts for the interest rate swap as a cash flow hedge. Accordingly, the Company reflects changes in the fair value of the effective portion of this interest rate swap in accumulated other comprehensive income, a separate component of shareholders’ equity. Amounts recorded in accumulated other comprehensive income are reclassified to interest and other income (expense), net, in the consolidated statements of income when either the forecasted transaction occurs or it becomes probable that the forecasted transaction will not occur. The Company expects $1.8 million of accumulated losses to be reclassified into earnings over the next twelve months.

Foreign Exchange Rate Risk Management

The Company generates a substantial portion of its revenues and expenses in international markets, principally Germany and other countries in the European Union, Switzerland and Japan, which subjects its operations to the exposure of exchange rate fluctuations. The impact of currency exchange rate movement can be positive or negative in any period. Under these arrangements, the Company typically agrees to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates with maturities of less than twelve months. These transactions do not qualify for hedge accounting and, accordingly, the instrument is recorded at fair value with the corresponding gains and losses recorded in the consolidated statements of income. The Company had the following notional amounts outstanding under foreign currency contracts at June 30, 2011 and December 31, 2010 (in millions):

Buy	Notional Amount in Buy Currency	Sell	Maturity	Notional Amount in U.S. Dollars	Fair Value of Assets	Fair Value of Liabilities
June 30, 2011:
Euro	1.5	Australian Dollars	September 2011	$2.2	$—	$—
Euro	7.8	U.S. Dollars	August 2011 to May 2012	10.7	0.6	—
U.S. Dollars	3.7	Euro	August 2011 to January 2012	4.0	—	0.4
				$16.9	$0.6	$0.4

December 31, 2010:
Euro	1.5	Australian Dollars	January 2011	$2.2	$—	$0.2
Euro	13.3	Swiss Francs	January 2011	19.3	—	1.1
Euro	14.5	U.S. Dollars	January 2011 to May 2012	19.6	0.1	0.4
Swiss Francs	13.6	U.S. Dollars	January 2011	13.9	0.7	—
Swiss Francs	18.0	Euro	January 2011	18.5	1.2	—
U.S. Dollars	8.9	Euro	January 2011 to January 2012	8.7	0.1	—
				$82.2	$2.1	$1.7

In addition, the Company periodically enters into purchase and delivery contracts denominated in currencies other than the functional currency of the parties to the transaction. The Company accounts for these transactions separately valuing the “embedded derivative” component of these contracts. The contracts, denominated in currencies other than the functional currency of the transacting parties, amounted to $19.5 million for the delivery of products and $0.3 million for the purchase of products at June 30, 2011, and $16.1 million for the delivery of products and $0.3 million for the purchase of products at December 31, 2010. The changes in the fair value of these embedded derivatives are recorded in interest and other income (expense), net in the consolidated statements of income.

Commodity Price Risk Management

The Company has an arrangement with a customer under which the Company has a firm commitment to deliver copper based superconductors at a fixed price. In order to minimize the volatility that fluctuations in the price of copper have on the Company’s sales of these commodities, the Company enters into commodity hedge contracts. At June 30, 2011 and December 31, 2010, the Company had fixed price commodity contracts with notional amounts aggregating $5.5 million and $2.9 million, respectively. The changes in the fair value of these commodity contracts are recorded in interest and other income (expense), net in the consolidated statements of income.

The fair value of the derivative instruments described above at June 30, 2011 and December 31, 2010 are recorded in our consolidated balance sheets as follows (in millions):

		June 30,	December 31,
	Balance Sheet Location	2011	2010
Derivative assets:
Foreign exchange contracts	Other current assets	$0.6	$2.1
Embedded derivatives in purchase and delivery contracts	Other current assets	0.2	0.1
Commodity contracts	Other current assets	0.1	0.6

Derivative liabilities:
Interest rate swap contract	Other current liabilities	$2.3	$3.0
Foreign exchange contracts	Other current liabilities	0.4	1.7
Embedded derivatives in purchase and delivery contracts	Other current liabilities	1.1	1.5
Fixed price commodity contracts	Other current liabilities	0.1	0.6

The losses recognized in other comprehensive income related to the effective portion of the interest rate swap designated as a hedging instrument for the three and six months ended June 30, 2011 and 2010 are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest rate swap contract	$(0.2)	$(0.6)	$(0.3)	$(1.5)

The losses related to the effective portion of the interest rate swap designated as a hedging instrument that were reclassified from other comprehensive income and recognized in net income for the three and six months ended June 30, 2011 and 2010 are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest rate swap contract	$(0.5)	$(0.7)	$(1.0)	$(1.4)

The Company did not recognize any amounts related to ineffectiveness in the results of operations for the three and six months ended June 30, 2011 and 2010.

The impact on net income of changes in the fair value of derivative instruments not designated as hedging instruments for the three and six months ended June 30, 2011 and 2010 are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Foreign exchange contracts	$(0.1)	$(1.1)	$(0.2)	$(1.3)
Embedded derivatives	(0.2)	(1.6)	0.5	(2.3)
Income (expense), net	$(0.3)	$(2.7)	$0.3	$(3.6)

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

The income tax provision for the three months ended June 30, 2011 and 2010 was $10.4 million and $10.8 million, respectively, representing effective tax rates of 31.5% and 32.0%, respectively. The income tax provision for the six months ended June 30, 2011 and 2010 was $19.4 million and $21.4 million, respectively, representing effective tax rates of 36.1% and 35.5%, respectively.  The change in the Company’s effective tax rate relates primarily to an increase in losses incurred in the U.S. These losses have a negative impact on the overall tax rate because the Company is not able to record a tax benefit on these amounts.

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

The Company has unrecognized tax benefits of approximately $28.2 million as of June 30, 2011, of which $20.4 million, if recognized, would result in a reduction of the Company’s effective tax rate. The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes. As of June 30, 2011 and December 31, 2010, approximately $4.7 million and $4.3 million, respectively, of accrued interest and penalties related to uncertain tax positions was included in other current liabilities on the unaudited condensed consolidated balance sheets. Penalties and interest related to unrecognized tax benefits in the provision for income taxes of $0.2 and $0.3 million were recorded during the three months ended June 30, 2011 and 2010, respectively, and $0.4 million and $0.5 million were recorded during the six months ended June 30, 2011 and 2010, respectively.

The Company files returns in many jurisdictions with varying statutes of limitations, but considers its significant tax jurisdictions to include the United States, Germany and Switzerland. The tax years 2003 to 2010 are open tax years in these major taxing jurisdictions. One of the Company’s Swiss entities is currently being audited for the tax years 2003 through 2006 and the audit is expected to be completed in the second half of 2011. In addition, all of the Company’s significant German subsidiaries are under tax audit for the years 2003 through 2008 and the audits are expected to be completed in the second half of 2011.

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

The components of net periodic pension cost for the three and six months ended June 30, 2011 and 2010 are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Service cost	$1.3	$1.1	$2.3	$2.0
Interest cost	1.5	1.3	2.8	2.5
Expected return on plan assets	(1.0)	(0.9)	(1.8)	(1.8)
Amortization of prior service costs	—	0.2	—	0.5
Net periodic benefit costs	$1.8	$1.7	$3.3	$3.2

The Company made contributions of $1.7 million to its defined benefit plans during the six months ended June 30, 2011 and estimates contributions of $1.8 million will be made during the remainder of 2011.

12.       Commitments and Contingencies

Legal

Lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. The Company believes the outcome of these proceedings, if any, will not have a material impact on the Company’s financial position or results of operations. As of June 30, 2011 and December 31, 2010, no accruals had been recorded for such potential contingencies.

Internal Investigation

The Company has received certain anonymous communications alleging improper conduct in connection with the China operations of its Bruker Optics subsidiary. In response, the Audit Committee of the Company’s Board of Directors initiated an investigation of those allegations, with the assistance of independent outside counsel and an independent forensic consulting firm. The investigation is ongoing and includes a review of compliance by Bruker Optics and its employees in China with the requirements of the Foreign Corrupt Practices Act (“FCPA”) and other applicable laws and regulations. To date, the investigation has found evidence indicating that payments were made that improperly benefit employees or agents of government-owned enterprises in China. The Company voluntarily contacted the United States Securities and Exchange Commission and the United States Department of Justice to advise both agencies that an internal investigation is underway. It is the intent of the Audit Committee and the Company to cooperate with both agencies in connection with any investigation that may be conducted in this matter.

In 2010, the China operations of Bruker Optics accounted for less than 2.5 percent of the Company’s consolidated net sales and less than 1.0 percent of its consolidated total assets. The internal investigation being conducted by the Audit Committee is ongoing and no conclusions can be drawn at this time as to its outcome; however, the FCPA and related statutes and regulations do provide for potential monetary penalties as well as criminal and civil sanctions in connection with FCPA violations. It is possible that monetary penalties and other sanctions could be assessed by the Federal government in connection with this matter. The nature and amount of any monetary penalty or other sanctions cannot reasonably be estimated. We have not recorded any provision for monetary penalties related to criminal and civil sanctions at this time.

Letters of Credit and Guarantees

At June 30, 2011 and December 31, 2010, the Company had letters of credit and bank guarantees of $118.1 million and $108.8 million, respectively, for its customer advances. These arrangements guarantee the refund of advance payments received from customers in the event that the merchandise is not delivered in compliance with the terms of the contract. Certain of these guarantees affect the availability of the Company’s lines of credit.

13.       Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) refers to revenues, expenses, gains and losses that under U.S. GAAP are included in other comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to shareholders’ equity, net of tax. The Company’s other comprehensive income (loss) is composed primarily of foreign currency translation adjustments, changes in the funded status of defined benefit pension plans and changes in the fair value of derivatives that have been designated as cash flow hedges. The following is a summary of comprehensive income (loss) for the three and six months ended June 30, 2011 and 2010 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Consolidated net income	$22.6	$22.9	$34.3	$38.9
Foreign currency translation adjustments	33.1	(30.7)	61.2	(50.7)
Unrealized losses on interest rate swap:
Unrealized holding losses arising during the period	(0.2)	(0.6)	(0.3)	(1.5)
Less reclassification adjustments for settlements included in the determination of net income	0.5	0.7	1.0	1.4
Pension liability adjustments	(1.7)	0.3	(2.2)	0.4
Net comprehensive income (loss)	54.3	(7.4)	94.0	(11.5)
Less: Comprehensive income attributable to noncontrolling interests	0.5	0.3	0.9	0.2
Comprehensive income (loss) attributable to Bruker Corporation	$53.8	$(7.7)	$93.1	$(11.7)

14.       Other Charges

The components of other charges were as follows for the three and six months ended June 30, 2011 and 2010 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Acquisition-related charges	$—	$0.4	$0.6	$0.7
Transition-related charges incurred in connection with acquired businesses	1.2	0.5	2.7	0.5
Professional fees incurred in connection with the internal investigation (Note 12)	1.2	—	1.2	—
Loss on divestiture of business	—	1.0	—	1.0
Restructuring charges	—	—	—	0.2
	$2.4	$1.9	$4.5	$2.4

15.       Interest and Other Income (Expense), Net

The components of interest and other income (expense), net, were as follows for the three and six months ended June 30, 2011 and 2010 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest income	$0.2	$0.2	$0.4	$0.3
Interest expense	(1.6)	(1.3)	(3.1)	(2.8)
Exchange losses on foreign currency transactions	(3.8)	(2.4)	(6.7)	(1.9)
Other	(0.5)	(0.7)	(1.3)	(0.1)
Interest and other income (expense), net	$(5.7)	$(4.2)	$(10.7)	$(4.5)

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

Management evaluates segment operating performance and allocates resources based on operating income (loss). The Company uses this measure because it helps provide an understanding of its core operating results. Selected business segment information is presented below for the three and six months ended June 30, 2011 and 2010 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Scientific Instruments	$377.9	$284.9	$713.7	$545.2
Energy & Supercon Technologies	28.1	18.1	52.1	38.8
Eliminations (a)	(4.8)	(2.1)	(7.6)	(5.4)
Total revenue	$401.2	$300.9	$758.2	$578.6

Operating Income (Loss):
Scientific Instruments	$38.3	$40.4	$66.0	$68.1
Energy & Supercon Technologies	0.4	(1.7)	(0.3)	(2.2)
Corporate, eliminations and other (b)	—	(0.8)	(1.3)	(1.1)
Total operating income	$38.7	$37.9	$64.4	$64.8

(a)          Represents product and service revenue between reportable segments.

(b)         Represents corporate costs and eliminations not allocated to the reportable segments.

Total assets by segment as of June 30, 2011 and December 31, 2010 are as follows (in millions):

	June 30,	December 31,
	2011	2010
Assets:
Scientific Instruments	$1,654.9	$1,515.8
Energy & Supercon Technologies	108.3	84.4
Eliminations and other (a)	(63.3)	(50.4)
Total assets	$1,699.9	$1,549.8

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

Statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, that express that we “believe,” “anticipate,” “plan,” “expect,” “seek,” “estimate,” or “should,” as well as other statements, that are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Actual events or results may differ materially from those set forth in forward-looking statements. Certain factors that might cause such a difference are discussed in “Factors Affecting Our Business, Operating Results and Financial Condition” set forth in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

•                  Results of operations. This section provides our analysis of the significant line items on our unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010.

•                  Liquidity and capital resources. This section provides an analysis of our liquidity and cash flow and discussions of our outstanding debt and commitments and matters relating to our common stock.

•                  Recent accounting pronouncements. This section provides information about new accounting standards.

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

•                  Energy & Supercon Technologies.  The operations of this segment include the design, manufacture and marketing of superconducting materials, primarily metallic low temperature superconductors for use in magnetic resonance imaging, nuclear magnetic resonance, fusion energy research and other applications, and ceramic high temperature superconductors for use in fusion energy research applications. Typical customers of the Energy & Supercon Technologies segment include companies in the medical industry, private and public research and development laboratories in the fields of fundamental and applied sciences and energy research, academic institutions and government agencies. The Energy & Supercon Technologies segment is also developing superconductors and superconducting-enabled devices for applications in power and energy, as well as industrial processing industries.

Financial Overview

For the three months ended June 30, 2011, our revenue increased by $100.3 million, or 33.3%, to $401.2 million, compared to $300.9 million for the comparable period in 2010. Included in this change in revenue is an increase of approximately $37.1 million from the impact of foreign exchange due to the weakening of the U.S. Dollar versus the Euro, Swiss Franc and other foreign currencies and an increase of approximately $40.7 million attributable to acquisitions completed over the last twelve months. Excluding the effect of foreign exchange and our recent acquisitions, revenue increased by $22.5 million, or 7.5%. The increase in revenue on an adjusted basis is attributable to both the Scientific Instruments segment, which increased by $17.8 million, or 6.2%, and the Energy & Supercon Technologies segment, which increased by $6.9 million, or 38.1%.

For the six months ended June 30, 2011, our revenue increased by $179.6 million, or 31.0%, to $758.2 million, compared to $578.6 million for the comparable period in 2010. Included in this change in revenue is an increase of approximately $43.3 million from the impact of foreign exchange due to the weakening of the U.S. Dollar versus the Euro, Swiss Franc and other foreign currencies and an increase of approximately $101.3 million attributable to acquisitions completed over the last twelve months. Excluding the effect of foreign exchange and our recent acquisitions, revenue increased by $35.0 million, or 6.0%. The increase in revenue on an adjusted basis is attributable to both the Scientific Instruments segment, which increased by $26.3 million, or 4.8%, and the Energy & Supercon Technologies segment, which increased by $10.4 million, or 26.8%.

Revenue in the Scientific Instruments segment reflects an increase in sales from many of our core technologies, particularly mass spectrometry, magnetic resonance, X-ray and molecular spectroscopy products. The mix of products sold in the Scientific Instruments segment in the three and six months ended June 30, 2011 reflects increased demand from academic, government and industrial customers. We attribute the increase in sales of mass spectrometry and magnetic resonance products to spending by academic and government customers, to new product introductions over the last twelve to eighteen months and to stimulus packages implemented by governments of various countries, particularly the U.S. While many European governments have announced their intentions to reduce overall spending, a number of our key European markets, including Germany, France and the U.K., have announced that research spending will remain stable, or grow in some cases. Based on the announcements from these governments and the European Union, we believe that funding for the majority of our products and markets will remain stable, or grow, in most of our key European markets. The improvement in revenues from our industrial customers reflects an ongoing economic improvement in these end markets. We remain optimistic that the industrial markets we serve will continue to improve. Revenues in the Energy & Supercon Technologies segment increased due to higher demand for low temperature superconducting wire.

Income from operations for the three months ended June 30, 2011 was $38.7 million, resulting in an operating margin of 9.6%, compared to income from operations of $37.9 million, resulting in an operating margin of 12.6%, for the comparable period in 2010. Income from operations for the six months ended June 30, 2011 was $64.4 million, resulting in an operating margin of 8.5%, compared to income from operations of $64.8 million, resulting in an operating margin of 11.2%, for the comparable period in 2010. Included in income from operations are various charges to inventory, amortization of acquisition-related intangible assets and other acquisition-related costs and legal and other professional services fees related to our internal investigation regarding FCPA compliance and related matters. Excluding these charges, operating margins were 12.5% and 13.5% in the second quarter of 2011 and 2010, respectively, and 11.4% and 11.9% in the first half of 2011 and 2010, respectively. Operating margins decreased, despite growth in our revenues and expansion of our gross profit margins, because of higher operating expenses.

Our gross profit margin for the three months ended June 30, 2011 was 45.8%, compared with 45.0% for the comparable period in 2010. Our gross profit margin for the six months ended June 30, 2011 was 45.6%, compared with 45.2% for the comparable period in 2010. However, excluding the effect of inventory allowances related to certain specialty magnets and our recent acquisitions, gross profit margins increased to 47.9% and 47.7%, respectively, for the three and six months ended June 30, 2011 compared with 45.2% and 45.3%, respectively, for the three and six months ended June 30, 2010. Higher gross profit margins in the three and six months ended June 30, 2011 resulted primarily from the increase in revenue described above and changes in product mix, specifically an increase in revenues from high-end instrumentation, including our newly introduced products which were designed to achieve higher gross margins than our previous generations of products. The increase in revenue also allowed us to better utilize our production facilities and leverage our fixed production costs. In addition, our acquisition of the nano surfaces business positively impacted our gross profit margins.

Selling, general and administrative expenses and research and development expenses increased to $141.8 million, or 35.3% of revenue in the second quarter of 2011, from $95.2 million, or 31.6% of revenue, for the comparable period in 2010. On a year-to-date basis, selling, general and administrative expenses and research and development expenses increased to $275.2 million, or 36.3% of revenue in 2011, from $193.7 million, or 33.5% of revenue, for the comparable period in 2010. The increase in selling, general and administrative expenses and research and development expenses in 2011 is attributable to increases in headcount from our recent acquisitions and increases in headcount to support planned revenue growth in our existing businesses. We also incurred higher commission expenses as a result of increases in new orders and revenues. Changes in foreign currency exchange rates, primarily the strengthening of the Euro and Swiss Franc, also contributed to the increase because the majority of our employees are located in Europe. In the second half of 2011 we intend to refocus efforts on various cost saving programs, including a partial hiring freeze, with the goal of improving operating margins.

Our effective tax rate for the three months ended June 30, 2011 was 31.5%, compared to 32.0% for the comparable period in 2010. Our effective tax rate for the six months ended June 30, 2011 was 36.1%, compared to 35.5% for the comparable period in 2010. The change in our effective tax rate relates primarily to the amount and mix of income and taxes outside the U.S. because we are not able to record a tax benefit on losses incurred in the U.S.

Our net income attributable to the shareholders of Bruker Corporation for the three months ended June 30, 2011 was $22.1 million, or $0.13 per diluted share, compared to $22.6 million, or $0.14 per diluted share, for the comparable period in 2010. Our net income attributable to the shareholders of Bruker Corporation for the six months ended June 30, 2011 was $33.4 million, or $0.20 per diluted share, compared to $38.7 million, or $0.23 per diluted share, for the comparable period in 2010.

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

Revenue recognition. We recognize revenue from system sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, title and risk of loss has been transferred to the customer and collectability of the resulting receivable is reasonably assured. Title and risk of loss generally are transferred to the customer upon receipt of a signed customer acceptance form for a system that has been shipped, installed, and for which the customer has been trained. As a result, the timing of customer acceptance or readiness could cause our reported revenues to differ materially from expectations. When products are sold through an independent distributor or a strategic distribution partner who assumes responsibility for installation, we recognize the system sale when the product has been shipped and title and risk of loss have been transferred to the distributor. Our distributors do not have price protection rights or rights of return; however, our products are typically warranted to be free from defect for a period of one year. Revenue is deferred until cash is received when collectability is not reasonably assured, such as when a significant portion of the fee is due over one year after delivery, installation and acceptance of a system. For arrangements with multiple elements we allocate revenue to each element based on their relative selling prices. The relative selling price of each element is based on our vendor specific objective evidence, if available. If vendor specific objective evidence is not available we use evidence from third-parties or when third-party evidence is not available, we use management’s best estimate of the selling price. Revenue from accessories and parts is recognized upon shipment and service revenue is recognized as the services are performed. We also have contracts for which we apply the percentage-of-completion model of revenue recognition and the milestone method of revenue recognition. Application of the percentage-of-completion method requires us to make reasonable estimates of the extent of progress toward completion of the contract and the total costs we will incur under the contract. Changes in our estimates could affect the timing of revenue recognition.

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

Derivative financial instruments. All derivative instruments are recorded as assets or liabilities at fair value, which is calculated as an estimate of the future cash flows, and subsequent changes in a derivative’s fair value are recognized in income, unless specific hedge accounting criteria are met. Changes in the fair value of a derivative that is highly effective and designated as a cash flow hedge are recognized in accumulated other comprehensive income until the forecasted transaction occurs or it becomes probable that the forecasted transaction will not occur. We perform an assessment at the inception of the hedge, and on a quarterly basis thereafter, to determine whether our derivatives are highly effective in offsetting changes in the value of the hedged items. Any changes in the fair value resulting from hedge ineffectiveness are immediately recognized as income or expense.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011 compared to the Three Months Ended June 30, 2010

Consolidated Results

The following table presents the results of our operations for the three months ended June 30, 2011 and 2010 (dollars in millions, except per share data):

	Three Months Ended June 30,
	2011	2010
Product revenue	$352.1	$267.0
Service revenue	46.8	32.5
Other revenue	2.3	1.4
Total revenue	401.2	300.9

Cost of product revenue	188.2	149.1
Cost of service revenue	25.9	16.1
Amortization of acquisition-related intangible assets	3.5	0.4
Total cost of revenue	217.6	165.6
Gross profit	183.6	135.3

Operating expenses:
Selling, general and administrative	97.5	64.0
Research and development	44.3	31.2
Amortization of acquisition-related intangible assets	0.7	0.3
Other charges	2.4	1.9
Total operating expenses	144.9	97.4
Operating income	38.7	37.9

Interest and other income (expense), net	(5.7)	(4.2)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	33.0	33.7
Income tax provision	10.4	10.8
Consolidated net income	22.6	22.9
Net income attributable to noncontrolling interest in consolidated subsidiaries	0.5	0.3
Net income attributable to Bruker Corporation	$22.1	$22.6

Net income per common share attributable to
Bruker Corporation shareholders:
Basic and diluted	$0.13	$0.14

Weighted average common shares outstanding:
Basic	165.4	164.3
Diluted	167.3	165.8

Revenue

For the three months ended June 30, 2011, our revenue increased by $100.3 million, or 33.3%, to $401.2 million, compared to $300.9 million for the comparable period in 2010. Included in this change in revenue is an increase of approximately $37.1 million from the impact of foreign exchange due to the weakening of the U.S. Dollar versus the Euro, Swiss Franc and other foreign currencies and an increase of approximately $40.7 million attributable to acquisitions completed over the last twelve months. Excluding the effect of foreign exchange and our recent acquisitions, revenue increased by $22.5 million, or 7.5%. The increase in revenue on an adjusted basis is attributable to both the Scientific Instruments segment, which increased by $17.8 million, or 6.2%, and the Energy & Supercon Technologies segment, which increased by $6.9 million, or 38.1%.

Revenue in the Scientific Instruments segment reflects an increase in sales from many of our core technologies, particularly mass spectrometry, magnetic resonance, X-ray and molecular spectroscopy products. The mix of products sold in the Scientific Instruments segment in the three months ended June 30, 2011 reflects increased demand from academic, government and industrial customers. We attribute the increase in sales of mass spectrometry and magnetic resonance products to spending by academic and government customers, to new product introductions over the last twelve to eighteen months and to stimulus packages implemented by governments of various countries, particularly the U.S. While many European governments have announced their intentions to reduce overall spending, a number of our key European markets, including Germany, France and the U.K., have announced that research spending will remain stable, or grow in some cases. Based on the announcements from these governments and the European Union, we believe that funding for the majority of our products and markets will remain stable, or grow, in most of our key European markets. The improvement in revenues from our industrial customers reflects an ongoing economic improvement in these end markets. We remain optimistic that the industrial markets we serve will also continue to improve. Revenues in the Energy & Supercon Technologies segment increased due to higher demand for low temperature superconducting wire.

Cost of Revenue

Our total cost of revenue for the three months ended June 30, 2011 was $217.6 million, resulting in a gross profit margin of 45.8%, compared to cost of product and service revenue of $165.6 million, resulting in a gross profit margin of 45.0%, for the comparable period in 2010. The increase in cost of revenue is primarily a function of the higher revenues described above. However, cost of revenue in the three months ended June 30, 2011 also includes charges of $4.9 million representing inventory allowances for the rework of certain specialty magnets that did not meet customer specifications. Higher gross profit margins in the second quarter of 2011 resulted from changes in product mix, specifically an increase in revenues from high-end instrumentation, including our newly introduced products which were designed to achieve higher gross margins than our previous generations of products. In addition, our acquisition of the nano surfaces business positively impacted our gross profit margin in the second quarter of 2011.

Selling, General and Administrative Expenses

Our selling, general and administrative expense for the three months ended June 30, 2011 increased to $97.5 million, or 24.3% of revenue, from $64.0 million, or 21.3% of revenue, for the comparable period in 2010. The increase in selling, general and administrative expenses is attributable to increases in headcount from our recent acquisitions and increases in headcount to support planned revenue growth in our existing businesses. Selling, general and administrative expenses in the second quarter of 2011 also reflect higher commission expenses as a result of an increase in new orders and revenues. Changes in foreign currency exchange rates, primarily the strengthening of the Euro and Swiss Franc, also contributed to the increase in selling, general and administrative expenses because the majority of our employees are located in Europe.

Research and Development Expenses

Our research and development expense for the three months ended June 30, 2011 increased to $44.3 million, or 11.0% of revenue, from $31.2 million, or 10.4% of revenue, for the comparable period in 2010. The increase in research and development expenses is attributable to increases in headcount from our recent acquisitions as well as increases in headcount and material costs to support future product introductions in our existing businesses. Changes in foreign currency exchange rates, primarily the strengthening of the Euro and Swiss Franc, also contributed to the increase in research and development expenses because the majority of our employees are located in Europe.

Amortization of Acquisition-Related Intangible Assets

Our amortization expense from acquisition-related intangible assets for the three months ended June 30, 2011 increased to $0.7 million from $0.3 million for the comparable period in 2010. The increase in amortization of acquisition-related intangible assets relates to customer and distributor related intangible assets acquired in connection with the purchase of the nano surfaces and chemical analysis businesses.

Other Charges

Other charges of $2.4 million recorded in the three months ended June 30, 2011 and $1.9 million recorded in the three months ended June 30, 2010 relate entirely to the Scientific Instruments segment.

The charges recorded in the three months ended June 30, 2011 and 2010 include $1.2 million and $0.9 million, respectively, of costs incurred under transition service arrangements we entered into with the sellers of the chemical analysis and nano surfaces businesses. We do not expect transition costs to recur after the end of the transition services agreements. The remaining $1.2 million of other charges in the second quarter of 2011 consist of legal and other professional services fees related to our internal investigation regarding FCPA compliance and related matters. In the three months ended June 30, 2010 we incurred a loss of $1.0 million on the sale of our investment in Bruker Baltic, Ltd., a manufacturing site located in Latvia that was engaged in the production of certain components used in our X-ray product lines. The loss on investment was incurred as part of a broader corporate strategy of reducing costs and consolidating critical production know-how in certain key production sites.

Interest and Other Income (Expense), Net

Interest and other income (expense), net during the three months ended June 30, 2011 was $(5.7) million, compared to $(4.2) million for the comparable period of 2010.

During the three months ended June 30, 2011, the major components within interest and other income (expense), net, consisted of realized and unrealized losses on foreign currency transactions of $3.8 million and net interest expense of $1.4 million. During the three months ended June 30, 2010, the major components within interest and other income (expense), net, consisted of realized and unrealized losses on foreign currency transactions of $2.4 million and net interest expense of $1.1 million.

Losses on foreign currency exchange rates in the second quarters of 2011 and 2010 were primarily a function of changes in exchange rates between the Euro and the Swiss Franc against the U.S. Dollar. The increase in interest expense is a function of higher average outstanding debt balances in 2011.

Provision for Income Taxes

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

The income tax provision for the three months ended June 30, 2011 was $10.4 million compared to an income tax provision of $10.8 million for the comparable period of 2010, representing effective tax rates of 31.5% and 32.0%, respectively. The change in our effective tax rate relates primarily to the amount and mix of income and taxes outside the U.S.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the three months ended June 30, 2011 was $0.5 million compared to $0.3 million for the comparable period of 2010. The net income attributable to noncontrolling interests represents the minority shareholders’ proportionate share of the net income recorded by our majority-owned indirect subsidiaries.

Net Income Attributable to Bruker Corporation

Our net income for the three months ended June 30, 2011 was $22.1 million, or $0.13 per diluted share, compared to net income of $22.6 million, or $0.14 per diluted share for 2010.

Segment Results

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment for the three months ended June 30, 2011 and 2010 (dollars in millions):

	Three Months Ended June 30,			Percentage
	2011	2010	Dollar Change	Change
Scientific Instruments	$377.9	$284.9	$93.0	32.6%
Energy & Supercon Technologies	28.1	18.1	10.0	55.2%
Eliminations (a)	(4.8)	(2.1)	(2.7)
	$401.2	$300.9	$100.3	33.3%

(a) Represents product and service revenue between reportable segments.

Scientific Instruments Segment Revenue

For the three months ended June 30, 2011, Scientific Instruments segment revenue increased by $93.0 million, or 32.6%, to $377.9 million, compared to $284.9 million for the comparable period in 2010. Included in this change in revenue is an increase of approximately $34.5 million from the impact of foreign exchange due to the weakening of the U.S. Dollar versus the Euro, Swiss Franc and other foreign currencies and an increase of approximately $40.7 million attributable to acquisitions completed over the last twelve months. Excluding the effect of foreign exchange and our recent acquisitions, revenue increased by $17.8 million, or 6.2%. The increase in revenue, excluding the effect of foreign exchange and acquisitions, reflects an increase in sales from many of our core technologies, particularly mass spectrometry, magnetic resonance, X-ray and molecular spectroscopy products. The increase in revenue from our mass spectrometry and magnetic resonance products reflects increased demand from our academic and government customers.

System revenue and aftermarket revenue as a percentage of total Scientific Instruments segment revenue were as follows during the three months ended June 30, 2011 and 2010 (dollars in millions):

	Three Months Ended June 30,
	2011		2010
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System revenue	$308.9	81.7%	$231.5	81.3%
Aftermarket revenue	69.0	18.3%	53.4	18.7%
Total revenue	$377.9	100.0%	$284.9	100.0%

System revenue in the Scientific Instruments segment includes nuclear magnetic resonance systems, magnetic resonance imaging systems, electron paramagnetic imaging systems, mass spectrometry systems, gas chromatography systems, CBRNE detection systems, X-ray systems, spark-optical emission spectroscopy systems, atomic force microscopy systems, stylus and optical metrology systems and molecular spectroscopy systems. Aftermarket revenues in the Scientific Instruments segment include accessory sales, consumables, training, services and other revenues.

Energy & Supercon Technologies Segment Revenue

Energy & Supercon Technologies segment revenues increased by $10.0 million, or 55.2%, to $28.1 million for the three months ended June 30, 2011, compared to $18.1 million for the comparable period in 2010. Included in this change in revenue is an increase of approximately $3.1 million from the impact of foreign exchange due to the weakening of the U.S. Dollar versus the Euro and other foreign currencies. Excluding the effect of foreign exchange, revenue increased by $6.9 million, or 38.1%. The increase in revenue, on an adjusted basis, is attributable to higher demand for low temperature superconducting wire.

System and wire revenue and aftermarket revenue as a percentage of total Energy & Supercon Technologies segment revenue were as follows during the three months ended June 30, 2011 and 2010 (dollars in millions):

	Three Months Ended June 30,
	2011		2010
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System and wire revenue	$26.0	92.5%	$17.6	97.2%
Aftermarket revenue	2.1	7.5%	0.5	2.8%
Total revenue	$28.1	100.0%	$18.1	100.0%

System and wire revenue in the Energy & Supercon Technologies segment includes low and high temperature superconducting wire and superconducting devices, including magnets, linear accelerators and radio frequency cavities. Aftermarket revenues in the Energy & Supercon Technologies segment consist primarily of sales of CuponalTM, a bimetallic, non-superconducting material we sell to the power and transport industries, and grant revenues.

Income (Loss) from Operations

The following table presents income (loss) from operations and operating margins on revenue by reportable segment for the three months ended June 30, 2011 and 2010 (dollars in millions):

	Three Months Ended June 30,
	2011		2010
	Operating Income (Loss)	Percentage of Segment Revenue	Operating Income (Loss)	Percentage of Segment Revenue
Scientific Instruments	$38.3	10.1%	$40.4	14.2%
Energy & Supercon Technologies	0.4	1.4%	(1.7)	(9.4)%
Corporate, eliminations and other (a)	—		(0.8)
Total operating income	$38.7	9.6%	$37.9	12.6%

(a) Represents corporate costs and eliminations not allocated to the reportable segments.

Scientific Instruments income from operations for the three months ended June 30, 2011 was $38.3 million, resulting in an operating margin of 10.1%, compared to income from operations of $40.4 million, resulting in an operating margin of 14.2%, for the comparable period in 2010. Income from operations in the three months ended June 30, 2011 and 2010 includes $11.5 million and $2.7 million, respectively, of various charges to inventory, amortization of acquisition-related intangible assets and other acquisition-related costs and legal and other professional services fees related to our internal investigation regarding FCPA compliance and related matters. Charges to inventory in the second quarter of 2011 include $5.0 million recorded in cost of revenue that consist primarily of $4.9 million of inventory allowances for the rework of certain specialty magnets that did not meet customer specifications. In addition, we recorded $4.2 million of amortization expense and $1.2 million of acquisition related charges in the second quarter of 2011 compared to $0.7 million of amortization expense and $1.9 million of acquisition-related for the comparable period in 2010. Excluding these costs, income from operations in Scientific Instruments segment would have been $49.8 million and $43.1 million, or operating margins of 13.2% and 15.1%, for the three months ended June 30, 2011 and 2010, respectively. Operating margins decreased, despite the increase in revenue and improvement in gross profit margins, because of increases in operating expenses.

In the second quarter of 2011, gross profit as a percentage of revenue in the Scientific Instruments segment increased to 47.2%, compared with 46.7% for the comparable period in 2010. Higher gross profit margins resulted primarily from changes in product mix, specifically an increase in revenues from our newly introduced products which were designed to achieve higher gross margins than our previous generations of products. In the second quarter of 2011, selling, general and administrative expenses and research and development expenses in the Scientific Instruments segment increased to $136.9 million, or 36.2% of segment revenue, from $90.5 million, or 31.8% of segment revenue for the comparable period in 2010. This increase is a function of incremental investments in sales and marketing activities and research and development activities that we believe will generate future growth, as well as increases in operating expenses related to acquisitions completed in the last twelve months. Changes in foreign currency exchange rates, primarily the strengthening of the Euro and Swiss Franc, also contributed to the increase because the majority of our employees are located in Europe.

Energy & Supercon Technologies segment income from operations for the three months ended June 30, 2011 was $0.4 million, resulting in an operating margin of 1.4%, compared to a loss from operations of $(1.7) million, resulting in an operating margin of (9.4)%, for the comparable period in 2010. The increase in operating margin is primarily the result of the higher revenues described above and higher gross profit margins offset, in part, by higher operating expenses. The increase in operating expenses is a function of incremental investments in sales and marketing activities and research and development activities that we believe will generate future growth.

Six Months Ended June 30, 2011 compared to the Six Months Ended June 30, 2010

Consolidated Results

The following table presents the results of our operations for the six months ended June 30, 2011 and 2010 (dollars in millions, except per share data):

	Six Months Ended June 30,
	2011	2010
Product revenue	$664.2	$511.0
Service revenue	90.4	64.0
Other revenue	3.6	3.6
Total revenue	758.2	578.6

Cost of product revenue	355.6	283.3
Cost of service revenue	50.4	33.3
Amortization of acquisition-related intangible assets	6.8	0.6
Total cost of revenue	412.8	317.2
Gross profit	345.4	261.4

Operating expenses:
Selling, general and administrative	186.2	129.7
Research and development	89.0	64.0
Amortization of acquisition-related intangible assets	1.3	0.5
Other charges	4.5	2.4
Total operating expenses	281.0	196.6
Operating income	64.4	64.8

Interest and other income (expense), net	(10.7)	(4.5)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	53.7	60.3
Income tax provision	19.4	21.4
Consolidated net income	34.3	38.9
Net income attributable to noncontrolling interest in consolidated subsidiaries	0.9	0.2
Net income attributable to Bruker Corporation	$33.4	$38.7

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.20	$0.24
Diluted	$0.20	$0.23

Weighted average common shares outstanding:
Basic	165.3	164.2
Diluted	167.0	165.7

Revenue

For the six months ended June 30, 2011, our revenue increased by $179.6 million, or 31.0%, to $758.2 million, compared to $578.6 million for the comparable period in 2010. Included in this change in revenue is an increase of approximately $43.3 million from the impact of foreign exchange due to the weakening of the U.S. Dollar versus the Euro, Swiss Franc and other foreign currencies and an increase of approximately $101.3 million attributable to acquisitions completed over the last twelve months. Excluding the effect of foreign exchange and our recent acquisitions, revenue increased by $35.0 million, or 6.0%. The increase in revenue on an adjusted basis is attributable to both the Scientific Instruments segment, which increased by $26.3 million, or 4.8%, and the Energy & Supercon Technologies segment, which increased by $10.4 million, or 26.8%.

Revenue in the Scientific Instruments segment reflects an increase in sales from many of our core technologies, particularly in mass spectrometry, X-ray, molecular spectroscopy and magnetic resonance products. The mix of products sold in the Scientific Instruments segment in the six months ended June 30, 2011 reflects increased demand from academic, government and industrial customers. We attribute the increase in sales of mass spectrometry and magnetic resonance products to spending by academic and government customers, to new product introductions over the last twelve to eighteen months and to stimulus packages implemented by governments of various countries, particularly the U.S. While many European governments have announced their intentions to reduce overall spending, a number of our key European markets, including Germany, France and the U.K., have announced that research spending will remain stable, or grow in some cases. Based on the announcements from these governments and the European Union, we believe that funding for the majority of our products and markets will remain stable, or grow, in most of our key European markets. The improvement in revenues from our industrial customers reflects an ongoing economic improvement in these end markets. We remain optimistic that the industrial markets we serve will also continue to improve. Revenues in the Energy & Supercon Technologies segment increased due to higher demand for low temperature superconducting wire.

Cost of Revenue

Our total cost of revenue for the six months ended June 30, 2011 was $412.8 million, resulting in a gross profit margin of 45.6%, compared to cost of revenue of $317.2 million, resulting in a gross profit margin of 45.2%, for the comparable period in 2010. The increase in cost of revenue is primarily a function of the higher revenues described above. However, our cost of revenue in the six months ended June 30, 2011 includes charges of $4.9 million representing inventory allowances for the rework of certain specialty magnets that did not meet customer specifications and $4.2 million representing the difference between the fair value and the cost of inventories acquired in business combinations and sold during the period. In the six months ended June 30, 2010 cost of revenue includes $0.2 million of charges representing the difference between the fair value and the cost of inventories acquired in business combinations. Higher gross profit margins in the first half of 2011 resulted from changes in product mix, specifically an increase in revenues from high-end instrumentation, including our newly introduced products which were designed to achieve higher gross margins than our previous generations of products. In addition, our acquisition of the nano surfaces business positively impacted our gross profit margin in the first half of 2011.

Selling, General and Administrative Expenses

Our selling, general and administrative expense for the six months ended June 30, 2011 increased to $186.2 million, or 24.6% of revenue, from $129.7 million, or 22.4% of revenue, for the comparable period in 2010. The increase in selling, general and administrative expenses is attributable to increases in headcount from our recent acquisitions and increases in headcount to support planned revenue growth in our existing businesses. Selling, general and administrative expenses in the second quarter of 2011 also reflect higher commission expenses as a result of an increase in our new orders and revenues. Changes in foreign currency exchange rates, primarily the strengthening of the Euro and Swiss Franc, also contributed to the increase in selling, general and administrative expenses because the majority of our employees are located in Europe.

Research and Development Expenses

Our research and development expense for the six months ended June 30, 2011 increased to $89.0 million, or 11.7% of revenue, from $64.0 million, or 11.1% of revenue, for the comparable period in 2010. The increase in research and development expenses is attributable to increases in headcount from our recent acquisitions as well as increases in headcount and material costs to support future product introductions in our existing businesses. Changes in foreign currency exchange rates, primarily the strengthening of the Euro and Swiss Franc, also contributed to the increase in research and development expenses because the majority of our employees are located in Europe.

Amortization of Acquisition-Related Intangible Assets

Our amortization expense from acquisition-related intangible assets for the six months ended June 30, 2011 increased to $1.3 million from $0.5 million for the comparable period in 2010. The increase in amortization of acquisition-related intangible assets relates to customer and distributor related intangible assets acquired in connection with the purchase of the nano surfaces and chemical analysis businesses.

Other Charges

Other charges of $4.5 million recorded in the six months ended June 30, 2011 and $2.4 million recorded in the six months ended June 30, 2010 relate entirely to the Scientific Instruments segment.

The charges recorded in the six months ended June 30, 2011 and 2010 include $3.3 million and $1.2 million, respectively, of acquisition-related costs and costs incurred under transition service arrangements we entered into with the sellers of the chemical analysis and nano surfaces businesses. We do not expect transition costs to recur after the end of the transition services agreements. The remaining $1.2 million of other charges in the first half of 2011 consist of legal and other professional services fees related to our internal investigation regarding FCPA compliance and related matters. In the six months ended June 30, 2010 we incurred a loss of $1.0 million on the sale of our investment in Bruker Baltic, Ltd., a manufacturing site located in Latvia that was engaged in the production of certain components used in our X-ray product lines. The loss on investment was incurred as part of a broader corporate strategy of reducing costs and consolidating critical production know-how in certain key production sites.

Interest and Other Income (Expense), Net

Interest and other income (expense), net during the six months ended June 30, 2011 was $(10.7) million, compared to $(4.5) million for the comparable period of 2010.

During the six months ended June 30, 2011, the major components within interest and other income (expense), net, consisted of realized and unrealized losses on foreign currency transactions of $6.7 million and net interest expense of $2.7 million. During the six months ended June 30, 2010, the major components within interest and other income (expense), net, consisted of net interest expense of $2.5 million and realized and unrealized losses on foreign currency transactions of $1.9 million.

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

The income tax provision for the six months ended June 30, 2011 was $19.4 million compared to an income tax provision of $21.4 million for the comparable period of 2010, representing effective tax rates of 36.1% and 35.5%, respectively. The change in our effective tax rate relates primarily to the amount and mix of income and taxes outside the U.S.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the six months ended June 30, 2011 was $0.9 million compared to $0.2 million for the comparable period of 2010. The net income attributable to noncontrolling interests represents the minority shareholders’ proportionate share of the net income recorded by our majority-owned indirect subsidiaries.

Net Income Attributable to Bruker Corporation

Our net income for the six months ended June 30, 2011 was $33.4 million, or $0.20 per diluted share, compared to net income of $38.7 million, or $0.23 per diluted share for 2010.

Segment Results

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment for the six months ended June 30, 2011 and 2010 (dollars in millions):

	Six Months Ended June 30,			Percentage
	2011	2010	Dollar Change	Change
Scientific Instruments	$713.7	$545.2	$168.5	30.9%
Energy & Supercon Technologies	52.1	38.8	13.3	34.3%
Eliminations (a)	(7.6)	(5.4)	(2.2)
	$758.2	$578.6	$179.6	31.0%

(a) Represents product and service revenue between reportable segments.

Scientific Instruments Segment Revenue

For the six months ended June 30, 2011, Scientific Instruments segment revenue increased by $168.5 million, or 30.9%, to $713.7 million, compared to $545.2 million for the comparable period in 2010. Included in this change in revenue is an increase of approximately $40.9 million from the impact of foreign exchange due to the weakening of the U.S. Dollar versus the Euro, Swiss Franc and other foreign currencies and an increase of approximately $101.3 million attributable to acquisitions completed over the last twelve months. Excluding the effect of foreign exchange and acquisitions, revenue increased by $26.3 million, or 4.8%. The increase in revenue, excluding the effect of foreign exchange and acquisitions, reflects an increase in sales from many of our core technologies, particularly mass spectrometry, X-ray, molecular spectroscopy and magnetic resonance products. The increase in revenue from our mass spectrometry and magnetic resonance products reflects increased demand from our academic and government customers. The increase in revenue from our X-ray products reflects increased demand from industrial and applied end markets.

System revenue and aftermarket revenue as a percentage of total Scientific Instruments segment revenue were as follows during the six months ended June 30, 2011 and 2010 (dollars in millions):

	Six Months Ended June 30,
	2011		2010
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System revenue	$576.4	80.8%	$437.9	80.3%
Aftermarket revenue	137.3	19.2%	107.3	19.7%
Total revenue	$713.7	100.0%	$545.2	100.0%

System revenue in the Scientific Instruments segment includes nuclear magnetic resonance systems, magnetic resonance imaging systems, electron paramagnetic imaging systems, mass spectrometry systems, gas chromatography systems, CBRNE detection systems, X-ray systems, spark-optical emission spectroscopy systems, atomic force microscopy systems, stylus and optical metrology systems and molecular spectroscopy systems. Aftermarket revenues in the Scientific Instruments segment include accessory sales, consumables, training, services and other revenues.

Energy & Supercon Technologies Segment Revenue

Energy & Supercon Technologies segment revenues increased by $13.3 million, or 34.3%, to $52.1 million for the six months ended June 30, 2011, compared to $38.8 million for the comparable period in 2010. Included in this change in revenue is an increase of approximately $2.9 million from the impact of foreign exchange due to the weakening of the U.S. Dollar versus the Euro and other foreign currencies. Excluding the effect of foreign exchange, revenue increased by $10.4 million, or 26.8%. The increase in revenue, on an adjusted basis, is attributable to higher demand for low temperature superconducting wire.

System and wire revenue and aftermarket revenue as a percentage of total Energy & Supercon Technologies segment revenue were as follows during the six months ended June 30, 2011 and 2010 (dollars in millions):

	Six Months Ended June 30,
	2011		2010
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System and wire revenue	$47.8	91.7%	$37.4	96.4%
Aftermarket revenue	4.3	8.3%	1.4	3.6%
Total revenue	$52.1	100.0%	$38.8	100.0%

System and wire revenue in the Energy & Supercon Technologies segment includes low and high temperature superconducting wire and superconducting devices, including magnets, linear accelerators and radio frequency cavities. Aftermarket revenues in the Energy & Supercon Technologies segment consist primarily of sales of CuponalTM, a bimetallic, non-superconducting material we sell to the power and transport industries, and grant revenues.

Income (Loss) from Operations

The following table presents income (loss) from operations and operating margins on revenue by reportable segment for the six months ended June 30, 2011 and 2010 (dollars in millions):

	Six Months Ended June 30,
	2011		2010
	Operating Income (Loss)	Percentage of Segment Revenue	Operating Income (Loss)	Percentage of Segment Revenue
Scientific Instruments	$66.0	9.2%	$68.1	12.5%
Energy & Supercon Technologies	(0.3)	(0.6)%	(2.2)	(5.7)%
Corporate, eliminations and other (a)	(1.3)		(1.1)
Total operating income	$64.4	8.5%	$64.8	11.2%

(a) Represents corporate costs and eliminations not allocated to the reportable segments.

Scientific Instruments income from operations for the six months ended June 30, 2011 was $66.0 million, resulting in an operating margin of 9.2%, compared to income from operations of $68.1 million, resulting in an operating margin of 12.5%, for the comparable period in 2010. Income from operations includes $21.5 million and $3.6 million of charges in the six months ended June 30, 2011 and 2010, respectively, which include various charges to inventory, amortization of acquisition-related intangible assets and other acquisition-related costs and legal and other professional services fees related to our internal investigation regarding FCPA compliance and related matters.  Charges in the first half of 2011 include $4.9 million recorded in cost of revenue related primarily to inventory allowances for the rework of certain specialty magnets that did not meet customer specifications and $4.2 million representing the difference between the fair value and the cost of inventories acquired in business combinations and sold during the period. In addition, we recorded $7.9 million of amortization expense and $3.3 million of acquisition-related charges in the second quarter of 2011 compared to $1.0 million of amortization expense and $2.4 million of acquisition-related charges for the comparable period in 2010. Excluding these costs, income from operations in Scientific Instruments segment would have been $87.5 million and $71.7 million, or an operating margin 12.3% and 13.2%, for the six months ended June 30, 2011 and 2010, respectively. Operating margins decreased, despite the increase in revenue and improvement in gross profit margins, because of increases in operating expenses.

Gross profit margin in the Scientific Instruments segment for the six months ended June 30, 2011 was 47.2%, compared with 46.9% for the comparable period in 2010. Higher gross profit margins in the six months ended June 30, 2011 resulted primarily from changes in product mix, specifically an increase in revenues from high-end instrumentation, including our newly introduced products which were designed to achieve higher gross margins than our previous generations of products. In the first half of 2011, selling, general and administrative expenses and research and development expenses in the Scientific Instruments segment increased to $264.8 million, or 37.1% of segment revenue, from $184.5 million, or 33.8% of segment revenue for the comparable period in 2010. This increase is a function of incremental investments in sales and marketing activities and research and development activities that we believe will generate future growth, as well as increases in operating expenses related to acquisitions completed in the last twelve months. Changes in foreign currency exchange rates, primarily the strengthening of the Euro and Swiss Franc, also contributed to the increase because the majority of our employees are located in Europe.

Energy & Supercon Technologies segment loss from operations for the six months ended June 30, 2011 was $0.3 million, resulting in an operating margin of (0.6)%, compared to a loss from operations of $2.2 million, resulting in an operating margin of (5.7)%, for the comparable period in 2010. The increase in operating margin is primarily the result of the higher revenue described above and higher gross profit margins offset, in part, by higher operating expenses. The increase in operating expenses is a function of incremental investments in sales and marketing activities and research and development activities that we believe will generate future growth.

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

During the six months ended June 30, 2011, net cash used by operating activities was $25.6 million, resulting primarily from an increase in net working capital of $105.5 million offset, in part, by $79.9 million of consolidated net income adjusted for non-cash items. During the six months ended June 30, 2010, net cash provided by operating activities was $53.1 million, resulting primarily from $63.1 million of consolidated net income adjusted for non-cash items offset, in part, by a $10.0 million increase in working capital. The increase in working capital in the first half of 2011 is primarily a function of increased inventory levels which were necessary to support the anticipated growth in our business.

During the six months ended June 30, 2011, net cash used by investing activities was $32.5 million, compared to net cash used by investing activities of $48.5 million during the six months ended June 30, 2010. Cash used by investing activities during the six months ended June 30, 2011 was attributable primarily to $31.2 million of capital expenditures and $1.3 million used for acquisitions. Cash used by investing activities during the six months ended June 30, 2010 was attributable primarily to $37.8 million used for acquisitions and $10.7 million of capital expenditures. Capital expenditures in the first half of 2011 were at a level consistent with our planned capital spending of $45 million to $50 million.

During the six months ended June 30, 2011, net cash used by financing activities was $14.0 million, compared to net cash used by financing activities of $8.9 million during the six months ended June 30, 2010. Cash used by financing activities during the six months ended June 30, 2011 was attributable to $14.0 million of net debt repayments under various long-term and short-term arrangements. Cash used by financing activities during the six months ended June 30, 2010 was attributable to $10.3 million of net debt repayments under various long-term and short-term arrangements.

At June 30, 2011, we had outstanding debt totaling $287.8 million consisting of $97.5 million outstanding under the term loan component of the Amended Credit Agreement, $185.5 million outstanding under the revolving loan component of the Amended Credit Agreement and $4.8 million under capital lease obligations. At December 31, 2010, we had outstanding debt totaling $301.0 million consisting of $110.6 million outstanding under the term loan component of the Credit Agreement, $185.5 million outstanding under the revolving loan component of the Credit Agreement and $4.9 million under capital lease obligations.

On February 26, 2008, we entered into a credit facility, which we refer to as the Credit Agreement. The Credit Agreement, which was with a syndication of lenders, provided for a revolving credit line with a maximum commitment of $230.0 million and a term loan facility of $150.0 million. The outstanding principal under the term loan was payable in quarterly installments through December 2012. Borrowings under the Credit Agreement accrued interest, at our option, at either (i) the higher of the prime rate or the federal funds rate plus 0.50%, or (ii) adjusted LIBOR, plus margins ranging from 0.40% to 1.25% and a facility fee ranging from 0.10% to 0.20%.

In May 2011, we entered into an amendment and restatement of the Credit Agreement, or the Amended Credit Agreement. The Amended Credit Agreement increases the maximum commitment on the Company’s revolving credit line to $250.0 million and extends the maturity date to May 2016. Borrowings under the revolving credit line of the Amended Credit Agreement accrue interest, at the Company’s option, at either (i) the higher of the prime rate, (ii) the federal funds rate plus

0.50%, (iii) adjusted LIBOR plus 1.00% or (iv) LIBOR, plus margins ranging from 0.80% to 1.65% and a facility fee ranging from 0.20% to 0.35%. The Amended Credit Agreement had no impact on the maturity or pricing of the Company’s existing term loan. As of June 30, 2011, the weighted average interest rate of borrowings under the term facility of the Amended Credit Agreement was approximately 2.7%.

Borrowings under the Amended Credit Agreement are secured by guarantees from certain material subsidiaries, as defined in the Credit Agreement, and Bruker Energy & Supercon Technologies, Inc. The Amended Credit Agreement also requires that we maintain certain financial ratios related to maximum leverage and minimum interest coverage, as defined in the Amended Credit Agreement. Specifically, our leverage ratio cannot exceed 3.0 and our interest coverage ratio cannot be less than 3.0. In addition to the financial ratios, the Amended Credit Agreement restricts, among other things, our ability to do the following: make certain payments; incur additional debt; incur certain liens; make certain investments, including derivative agreements; merge, consolidate, sell or transfer all or substantially all of our assets; and enter into certain transactions with affiliates. Our failure to comply with any of these restrictions or covenants may result in an event of default under the applicable debt instrument, which could permit acceleration of the debt under that instrument and require us to prepay that debt before its scheduled due date. As of June 30, 2011, the latest measurement date, we were in compliance with the covenants of the Amended Credit Agreement.

Other revolving loans are with various financial institutions located primarily in Germany, Switzerland and France. The following is a summary of the maximum commitments and net amounts available to the Company under revolving loans as of June 30, 2011 (dollars in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
Credit Agreement	1.3%	$250.0	$185.5	$0.2	$64.3
Other revolving loans	—	173.0	—	117.9	55.1
Total revolving loans		$423.0	$185.5	$118.1	$119.4

We are currently considering various long-term financing alternatives to replace the outstanding borrowings under the revolving loan component of the Amended Credit Agreement and we expect to have an agreement in place during the second half of 2011. However, if additional financing alternatives are not available to us, or if available, are not on terms favorable to us, we expect that we would meet our obligation through a combination of cash on hand and future cash flow generation.

As of June 30, 2011, we have approximately $7.6 million of net operating loss carryforwards available to reduce future U.S. taxable income; however, these losses are limited in terms of their use. The Company also has approximately $45.6 million of German Trade Tax net operating losses that are carried forward indefinitely and U.S. tax credits of approximately $5.7 million available to offset future tax liabilities that expire at various dates. U.S. tax credits, after filing the 2009 U.S. Federal tax return, include research and development tax credits of $5.6 million expiring at various dates through 2025 and other credits of $0.1 million. These operating losses and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

The following table summarizes maturities for our significant financial obligations as of June 30, 2011 (dollars in millions):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Revolving lines of credit	$185.5	$185.5	$—	$—	$—
Long-term debt, including current portion	102.3	42.1	58.7	1.2	0.3
Derivative liabilities, net	3.0	2.5	0.5	—	—
Uncertain tax contingencies	28.2	—	28.2	—	—

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

RECENT ACCOUNTING PRONOUCEMENTS

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

Impact of Foreign Currencies

We generate a substantial portion of our revenues in international markets, principally Germany and other countries in the European Union, Switzerland and Japan, which exposes our operations to the risk of exchange rate fluctuations. The impact of currency exchange rate movement can be positive or negative in any period. Our costs related to sales in foreign currencies are largely denominated in the same respective currencies, limiting our transaction risk exposure. However, for sales not denominated in U.S. Dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. Dollars, it will require more of the foreign currency to equal a specified amount of U.S. Dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. Dollars than we did before the rate increase went into effect. If we price our products in U.S. Dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. Dollar could result in our prices not being competitive in a market where business is transacted in the local currency. Changes in foreign currency exchange rates increased our revenue by approximately 7.5% in the six months ended June 30, 2011 and decreased our revenues by approximately 2.7% in the six months ended June 30, 2010.

Where the functional currency is the local currency, assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using period-end exchange rates. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the period. Adjustments resulting from financial statement translations are included as a separate component of shareholders’ equity. For the six months ended June 30, 2011 and 2010, we recorded net gains and (losses) from currency translation adjustments of $61.2 million and $(50.7) million, respectively. Gains and losses resulting from foreign currency transactions are reported in interest and other income (expense), net in the consolidated statements of income. Our foreign exchange losses, net were $6.7 million and $1.9 million for the six months ended June 30, 2011 and 2010, respectively.

From time to time, we have entered into foreign currency contracts in order to minimize the volatility that fluctuations in exchange rates have on our cash flows related to purchases and sales denominated in foreign currencies. Under these arrangements, we agree to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates typically with maturities of less than twelve months. These transactions do not qualify for hedge accounting and, accordingly, the instrument is recorded at fair value with the corresponding gains and losses recorded in interest and other income (expense), net in the consolidated statements of income. At June 30, 2011 and December 31, 2010, we had foreign currency contracts with notional amounts aggregating $16.9 million and $82.2 million, respectively. The decrease in notional amounts related to foreign currency contracts is primarily a function of timing as a number of the contracts outstanding at December 31, 2010 matured in the first half of 2011. We will continue to evaluate our currency risks and in the future may utilize foreign currency contracts more frequently as part of a transactional hedging program.

Impact of Interest Rates

We regularly invest excess cash in short-term investments that are subject to changes in interest rates. We believe that the market risk arising from holding these financial instruments is minimal because of our policy of investing in short-term financial instruments issued by highly rated financial institutions.

Our exposure related to adverse movements in interest rates is derived primarily from outstanding floating rate debt instruments that are indexed to short-term market rates. Our objective in managing our exposure to interest rates is to decrease the volatility that changes in interest rates might have on our earnings and cash flows. To achieve this objective we have entered into an interest rate swap. A 10% increase or decrease in the average cost of our variable rate debt would not result in a material change in interest expense because we have determined that the interest rate swap is an effective hedge of the variability of cash flows of the interest payments. Under our interest rate swap arrangement we pay a fixed interest rate of approximately 3.8% and receive a variable interest rate based on three month LIBOR through December 31, 2012. The initial notional amount of this interest swap was $90.0 million and amortizes in proportion to the term debt component of our Credit Agreement. At June 30, 2011 and December 31, 2010, the outstanding notional amount of this swap was $58.5 million and $66.4 million, respectively.

Impact of Commodity Prices

We are exposed to certain commodity risks associated with prices for various raw materials. The prices of copper and certain other raw materials, particularly niobium, used to manufacture superconductors, have increased significantly over the last decade. Copper and niobium tin are the main components of low temperature superconductors and continued commodity price increases for copper and niobium as well as other raw materials may negatively affect our profitability. Periodically, we enter into commodity forward purchase contracts to minimize the volatility that fluctuations in the price of copper have on our sales of these commodities. At June 30, 2011 and December 31, 2010, we had fixed price commodity contracts with notional amounts aggregating $5.5 million and $2.9 million, respectively. We will continue to evaluate our commodity risks and may utilize commodity forward purchase contracts more frequently in the future.

Inflation

We do not believe inflation had a material impact on our business or operating results during any of the periods presented.

ITEM 4.          CONTROLS AND PROCEDURES

We have established disclosure controls and procedures that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Interim Chief Financial Officer (principal financial officer) by others within our organization. Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2011. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of June 30, 2011, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II         OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

Except as set forth below there have been no material changes to the legal proceedings disclosed in Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

As previously reported, in September 2008 Roenalytic GmbH, previously known as Roentgenanalytik Appartebau GmbH (“RAA”), filed a civil proceeding with the regional court of Frankfurt am Main in Germany against a Bruker AXS subsidiary in connection with alleged improper use of certain intellectual property of RAA. Following a series of hearings, in December 2009 the court appointed an independent software expert to investigate the copyright infringement allegations made by RAA and provide an opinion to the court relating to the alleged infringement. RAA filed for insolvency in August 2010 and the court-appointed receiver elected to proceed with the litigation. In May 2011, the independent software expert provided its opinion, suggesting findings that may support certain of the allegations made by RAA. The Bruker AXS subsidiary is reviewing the opinion of the expert and no conclusions can be drawn at this time with respect to the outcome of this matter.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

As more fully described in the first paragraph of Note 2. Acquisitions to our unaudited condensed consolidated financial statements, which disclosure is incorporated by reference herein, we completed the acquisition of Michrom Bioresources Inc. on April 1, 2011. In connection therewith, we issued an aggregate of 291,166 unregistered shares of our common stock as consideration for the acquired business. These shares were issued to the sellers in reliance on the exemption for private offerings under Section 4(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

There were no issuer purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the second fiscal quarter of 2011.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          [REMOVED AND RESERVED]

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

Exhibit No.	Description
10.1

Amended and Restated Credit Agreement dated as of May 24, 2011 among the Company, Bruker AXS GmbH, Bruker Daltonik GmbH, Bruker Optik GmbH, Bruker Physik GmbH, Bruker BioSpin Invest AG, Bruker BioSpin AG and Bruker BioSpin International AG, the other foreign subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto, Deutsche Bank Securities Inc., Commerzbank Ag, New York, Grand Cayman And Stuttgart Branches and RBS Citizens, National Association, as Co-Documentation Agents, Bank of America, N.A. as Syndication Agent and JPMorgan Chase Bank, N.A., as Administrative Agent, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 25, 2011 and incorporated herein by reference.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification by Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification by Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)
101

The following materials from the Bruker Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) Notes to the Condensed Consolidated Financial Statements(2)(3)

(1) Filed herewith.

(2) Furnished herewith.

(3) In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUKER CORPORATION

Date: August 9, 2011	By:	/s/ FRANK H. LAUKIEN, PH.D.
Frank H. Laukien, Ph.D. President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 9, 2011	By:	/s/ WILLIAM J. KNIGHT
William J. Knight Interim Chief Financial Officer (Principal Financial Officer)