Form 10-Q
period 2011-09-30
BRUKER CORP
filed 2011-11-09
CIK 1109354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2011
Common Stock, $0.01 par value per share	165,849,328 shares

BRUKER CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART I                                                       FINANCIAL INFORMATION

ITEM 1.                                                     UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$195.8	$230.4
Restricted cash	3.0	2.9
Accounts receivable, net	271.1	232.9
Inventories	601.4	511.0
Other current assets	97.8	73.9
Total current assets	1,169.1	1,051.1

Property, plant and equipment, net	249.4	233.7
Intangibles and other long-term assets	251.9	265.0
Total assets	$1,670.4	$1,549.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$217.0	$185.5
Current portion of long-term debt	53.6	28.9
Accounts payable	76.5	64.0
Customer advances	250.6	242.2
Other current liabilities	321.8	310.9
Total current liabilities	919.5	831.5

Long-term debt	40.8	86.6
Other long-term liabilities	107.0	104.3

Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock, $0.01 par value 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value 260,000,000 shares authorized, 165,869,656 and 165,246,426 shares issued and 165,849,391 and 165,229,207 shares outstanding at September 30, 2011 and December 31, 2010, respectively	1.6	1.6
Treasury stock, at cost, 20,265 and 17,219 shares at September 30, 2011 and December 31, 2010, respectively	(0.2)	(0.2)
Other shareholders’ equity	598.1	523.3
Total shareholders’ equity attributable to Bruker Corporation	599.5	524.7
Noncontrolling interest in consolidated subsidiaries	3.6	2.7
Total shareholders’ equity	603.1	527.4

Total liabilities and shareholders’ equity	$1,670.4	$1,549.8

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Product revenue	$366.5	$269.7	$1,030.7	$780.7
Service revenue	49.8	39.1	140.2	103.1
Other revenue	2.1	1.4	5.7	5.0
Total revenue	418.4	310.2	1,176.6	888.8

Cost of product revenue	198.4	143.5	554.0	426.8
Cost of service revenue	26.4	19.8	76.8	53.1
Amortization of acquisition-related intangible assets	4.2	0.4	11.0	1.0
Total cost of revenue	229.0	163.7	641.8	480.9
Gross profit	189.4	146.5	534.8	407.9

Operating expenses:
Selling, general and administrative	101.3	72.2	287.5	201.9
Research and development	43.5	32.5	132.5	96.5
Amortization of acquisition-related intangible assets	0.8	0.6	2.1	1.1
Write-off of deferred offering costs	3.4	—	3.4	—
Other charges	2.9	1.9	7.4	4.3
Total operating expenses	151.9	107.2	432.9	303.8
Operating income	37.5	39.3	101.9	104.1

Interest and other income (expense), net	1.9	(1.1)	(8.8)	(5.6)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	39.4	38.2	93.1	98.5
Income tax provision	19.3	10.3	38.7	31.7
Consolidated net income	20.1	27.9	54.4	66.8
Net income attributable to noncontrolling interest in consolidated subsidiaries	0.3	0.5	1.2	0.7
Net income attributable to Bruker Corporation	$19.8	$27.4	$53.2	$66.1

Net income per common share attributable to Bruker Corporation shareholders:
Basic and diluted	$0.12	$0.17	$0.32	$0.40

Weighted average common shares outstanding:
Basic	165.6	164.5	165.4	164.3
Diluted	166.9	165.7	167.0	165.6

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Consolidated net income	$54.4	$66.8
Adjustments to reconcile consolidated net income to cash flows from operating activities:
Depreciation and amortization	39.3	23.8
Amortization of deferred financing costs	0.4	0.5
Write down of inventories to net realizable value	30.4	20.7
Stock-based compensation	5.8	5.0
Deferred income taxes	(1.6)	(7.5)
Loss on divestiture of business	—	1.0
Other non-cash expense	1.1	0.7
Changes in operating assets and liabilities:
Accounts receivable	(38.5)	(11.4)
Inventories	(114.6)	(76.2)
Accounts payable	11.6	10.8
Customer deposits	7.5	(2.1)
Other changes in operating assets and liabilities, net	(0.2)	30.6
Net cash (used) in provided by operating activities	(4.4)	62.7

Cash flows from investing activities:
Acquisitions, net of cash acquired	(1.3)	(37.8)
Purchases of property, plant and equipment	(38.4)	(20.5)
Net cash used in investing activities	(39.7)	(58.3)

Cash flows from financing activities:
Proceeds (repayments) of revolving lines of credit, net	31.0	(0.5)
Repayment of term debt	(21.5)	(15.8)
Payment of deferred financing costs	(1.3)	—
Proceeds from issuance of common stock, net	3.1	2.7
Changes in restricted cash	(0.4)	(0.8)
Cash payments to noncontrolling interest	(0.4)	(0.1)
Net cash provided by (used) in financing activities	10.5	(14.5)
Effect of exchange rate changes on cash and cash equivalents	(1.0)	(9.0)
Net change in cash and cash equivalents	(34.6)	(19.1)
Cash and cash equivalents at beginning of period	230.4	207.1
Cash and cash equivalents at end of period	$195.8	$188.0

Non-cash financing activities:
Issuance of common stock in connection with acquisition of Michrom Bioresources Inc.	$2.9	$—

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

The financial statements represent the consolidated accounts of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements as of September 30, 2011 and December 31, 2010 and for the three and nine months ended September 30, 2011 and 2010, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial information presented herein does not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of the results expected for the full year. Certain prior year amounts have been reclassified to conform to the current year presentation. The prior year amounts, totaling $0.4 million and $1.0 million for the three and nine months ended September 30, 2010, respectively, relate to amortization of certain technology-related intangible assets that were reclassified to cost of revenue from selling, general and administrative expenses. These reclassifications had no effect on previously reported net income or cash flows.

The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events requiring disclosure, except for the acquisition of Center for Tribology, Inc., which is described more fully in Note 2.

At September 30, 2011, except as described below, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, have not changed.

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

In September 2009, the Financial Accounting Standards Board (“FASB”) ratified Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements. ASU 2009-13 amends existing revenue recognition accounting standards that are currently within the scope of FASB Accounting Standards Codification (“ASC”) No. 605, Subtopic 25—Multiple-Element Arrangements. ASU 2009-13 provides for three significant changes to the existing guidance for multiple element arrangements:

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

The Company adopted these new accounting standards at the beginning of its first fiscal quarter of 2011 on a prospective basis for transactions originating or materially modified after January 1, 2011. These accounting standards generally do not change the units of accounting for the Company’s revenue transactions, and most products and services qualify as separate units of accounting as was the case under previous accounting guidance. The impact of adopting these new accounting standards was not material to the Company’s financial statements for the three and nine month periods ended September 30, 2011, and if applied in the same manner to 2010, there would not have been a material impact to revenue recorded in 2010 and 2009 or any interim periods therein.

The Company typically determines the fair value of its products and services based on VSOE. The Company determines VSOE based on its normal selling pricing and discounting practices for the specific product or service when sold on a stand-alone basis. In determining VSOE, the Company’s policy requires a substantial majority of selling prices for a product or service to be within a reasonably narrow range. The Company also considers the class of customer, method of distribution and the geographies into which products and services are being sold when determining VSOE. If VSOE cannot be established, which may occur in instances where a product or service has not been sold separately, stand-alone sales are too infrequent or product pricing is not within a sufficiently narrow range, the Company attempts to establish the selling price based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. When the Company cannot determine VSOE or TPE, it uses ESP in its allocation of management consideration. The objective of ESP is to determine the price at which the Company would typically transact a stand-alone sale of the product or service. ESP is determined by considering a number of factors including the Company’s pricing policies, internal costs and gross profit objectives, method of distribution, market research and information, recent technological trends, competitive landscape and geographies. The Company limits the amount of revenue recognized for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations, or subject to customer-specific return or refund privileges. The Company plans to analyze the selling prices used in its allocation of arrangement consideration, at a minimum, on an annual basis. Selling prices will be analyzed more frequently if a significant change in the Company’s business necessitates more frequent analysis or if the Company experiences significant variances in its selling prices.

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

2.     Acquisitions

On October 12, 2011, the Company completed the acquisition of Center for Tribology, Inc., (the “Tribology business”), a privately owned company based in California, U.S.A., for cash consideration of $13.0 million. The acquired business provides nano-mechanical and tribological test instrumentation for basic materials research and industrial manufacturing in a range of fields, including biomedical, petroleum, microelectronics, energy, and automotive markets. The acquisition of the Tribology business will be accounted for under the acquisition method and the Company expects to complete the allocation of the consideration transferred within the measurement period.

On April 1, 2011, the Company completed the acquisition of Michrom Bioresources Inc. (the “HPLC business”), a privately owned company based in California, U.S.A., that provides high performance liquid chromatography instrumentation, accessories and consumables to the life science market. The acquisition of the HPLC business is being accounted for under the acquisition method. The components of the consideration transferred and the allocation of the consideration transferred in connection with the HPLC business, including measurement period adjustments recorded in 2011, are as follows (in millions):

HPLC
Consideration Transferred:
Cash paid	$1.1
Stock issued	2.9
Cash acquired	(0.2)
Total consideration transferred	$3.8

Allocation of Consideration Transferred:
Accounts receivable	$0.2
Inventory	1.3
Property, plant and equipment	0.2
Intangible assets	2.9
Liabilities assumed	(0.8)
Total consideration transferred	$3.8

Measurement period adjustments made to the acquisition date fair values of the HPLC businesses have not been material.

The Company has not completed the final allocation of the consideration transferred in connection with the acquisition of the HPLC business because the valuation of inventory and intangible assets is not complete. The Company expects to complete the allocation related to the HPLC acquisition within the measurement period. The results of the HPLC business have been included in the Scientific Instruments segment from the date of the acquisition. Pro forma information reflecting the acquisition of these businesses has not been provided because the impact on revenues, net income and net income per common share attributable to Bruker Corporation shareholders is not material.

In October 2010, the Company completed the acquisition of Veeco Metrology Inc., a scanning probe microscopy and optical industrial metrology instruments business (the “nano surfaces business”), from Veeco Instruments Inc. (“Veeco”) for cash consideration of $230.4 million. The Company financed the acquisition with $167.6 million borrowed under a revolving credit agreement and the balance with cash on hand. The acquired business complemented the Company’s atomic force microscopy products and expanded the Company’s offerings to industrial and applied markets, specifically in the fields of materials and nanotechnology research and analysis. At closing, $22.9 million of the purchase price was paid into escrow pending the resolution of indemnification obligations and working capital obligations of the seller. At September 30, 2011, the Company has not completed the local business transfer as part of the acquired business in China because the Company is in the process of establishing a local legal entity. The Company paid approximately $7.2 million to Veeco for the net assets in China and has recorded this amount in other current assets because the Company expects to complete the local business transfer in the fourth quarter of 2011.

The acquisition of the nano surfaces business is being accounted for under the acquisition method. The Company made the following adjustments to its allocation of the consideration transferred in the first nine months of 2011 (in millions):

	Acquisition Date Fair Values, as Reported at December 31, 2010	Measurement Period Adjustments	Acquisition Date Fair Values, as Reported at September 30, 2011
Accounts receivable	$21.8	$—	$21.8
Inventory	33.5	—	33.5
Other current assets	8.1	—	8.1
Property, plant and equipment	18.0	—	18.0
Intangible assets	110.5	2.0	112.5
Goodwill	51.0	(2.0)	49.0
Liabilities assumed	(12.5)	—	(12.5)
	$230.4	$—	$230.4

The measurement period adjustments made during the first nine months of 2011 did not have a material impact on the results of operations for the three and nine months ended September 30, 2011, and would not have had a material impact on the results of operations for the three months ended December 31, 2010. The Company has not yet completed the final allocation of the consideration transferred in connection with the acquisition of the nano surfaces business because of the local business transfer of the business acquired in China.

The following table sets forth pro forma financial information reflecting the acquisition of the nano surfaces business as if the results of the nano surfaces business had been included in the Company’s unaudited condensed consolidated financial statement of operations as of January 1, 2010 (in millions, except per share data):

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Revenue	$342.1	$980.8
Net income attributable to Bruker Corporation	16.7	54.5
Net income per common share attributable to Bruker Corporation shareholders:
Basic and diluted	$0.10	$0.33

The pro forma financial information presented above assumes that the acquisition of the nano surfaces business occurred as of January 1, 2009. The pro forma information as presented above is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of 2010.

3.     Stock-Based Compensation

The Company’s primary types of share-based compensation are in the form of stock options and restricted stock. The Company recorded stock-based compensation expense for the three and nine months ended September 30, 2011 and 2010 as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock options	$1.7	$1.4	$4.9	$4.2
Restricted stock	0.3	0.3	0.9	0.8
Total stock-based compensation pre-tax	2.0	1.7	5.8	5.0
Tax benefit	0.3	0.3	0.8	0.8
Total stock-based compensation net of tax	$1.7	$1.4	$5.0	$4.2

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

	2011	2010
Risk-free interest rate	1.24%-3.12%	1.73% -3.46%
Expected life	6.5 years	6.5 years
Volatility	57.2%	62.0%
Expected dividend yield	0.0%	0.0%

The risk-free interest rate is the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected life assumption. Expected life is determined through the simplified method as defined in the SEC Staff Accounting Bulletin No. 110. The Company believes that this is the best estimate of the expected life of a new option. Expected volatility can be based on a number of factors, but the Company currently believes that the exclusive use of the Company’s historical volatility results is the best estimate of the grant-date fair value of employee stock options because it reflects the market’s current expectations of future volatility. Expected dividend yield was not considered in the option pricing formula since the Company does not pay dividends and has no current plans to do so in the future. The terms of some of the Company’s indebtedness also currently restrict the Company’s ability to pay dividends to its stockholders.

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

Stock option activity for the nine months ended September 30, 2011 was as follows:

	Shares Subject to Options	Weighted Average Option Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value (in millions) (b)
Outstanding at December 31, 2010	4,718,648	$9.99
Granted	881,244	13.92
Exercised	(332,045)	9.28		$3.2
Forfeited	(121,755)	10.26
Outstanding at September 30, 2011	5,146,092	$10.71	6.5	$16.3

Exercisable at September 30, 2011	2,710,968	$8.73	4.8	$13.3

Exercisable and expected to vest at September 30, 2011 (a)	5,019,466	$10.65	6.4	$16.2

(a)

In addition to the options that are exercisable at September 30, 2011, the Company expects a portion of the unvested options to become exercisable in the future. Options expected to vest in the future are determined by applying an estimated forfeiture rate to the options that are unvested as of September 30, 2011.

(b)

The aggregate intrinsic value is based on the positive difference between the fair value of the Company’s common stock price of $13.53 on September 30, 2011, or the date of exercises, as appropriate, and the exercise price of the underlying stock options.

Restricted stock activity for the nine months ended September 30, 2011, was as follows:

	Shares Subject to Restriction	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	247,258	$8.02
Granted	156,822	21.28
Vested	(158,358)	6.56
Forfeited	(300)	7.55
Outstanding at September 30, 2011	245,422	$17.44

At September 30, 2011, the Company expects to recognize pre-tax stock-based compensation expense of $15.9 million associated with outstanding stock option awards granted under the Company’s stock plans over the weighted average remaining service period of 2.4 years. In addition, the Company expects to recognize additional pre-tax stock-based compensation expense of $3.7 million associated with outstanding restricted stock awards granted under the Company’s stock plans over the weighted average remaining service period of 3.4 years.

Bruker Energy & Supercon Technologies Stock Plan

In October 2009, the Board of Directors of Bruker Energy & Supercon Technologies, Inc. (“BEST”) adopted the Bruker Energy & Supercon Technologies, Inc. 2009 Stock Option Plan (the “BEST Plan”). The BEST Plan provides for the issuance of up to 1,600,000 shares of BEST common stock in connection with awards under the BEST Plan. The BEST Plan allows a committee of the BEST Board of Directors to grant incentive stock options, non-qualified stock options and restricted stock awards. The Compensation Committee of the BEST Board of Directors has the authority to determine which employees will receive the awards, the amount of the awards and other terms and conditions of any awards. Awards granted pursuant to the BEST Plan typically vest over a period of three to five years.

There has been no activity in the BEST Plan during the nine months ended September 30, 2011. At September 30, 2011, there were 800,000 options outstanding under the BEST Plan. The Company expects to recognize pre-tax stock-based compensation expense of $1.3 million associated with outstanding stock option awards granted under the BEST Plan over the weighted average remaining service period of 2.6 years.

4.     Earnings per Share

Net income per common share attributable to Bruker Corporation is calculated by dividing net income attributable to Bruker Corporation by the weighted-average shares outstanding during the period. The diluted net income per share computation includes the effect of shares which would be issuable upon the exercise of outstanding stock options and the vesting of restricted stock based on the treasury stock method.

The following table sets forth the computation of basic and diluted weighted average shares outstanding for the three and nine months ended September 30, 2011 and 2010 (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income attributable to Bruker Corporation, as reported	$19.8	$27.4	$53.2	$66.1

Weighted average shares outstanding:
Weighted average shares outstanding-basic	165.6	164.5	165.4	164.3
Effect of dilutive securities:
Stock options and restricted stock	1.3	1.2	1.6	1.3
	166.9	165.7	167.0	165.6

Net income per common share attributable to Bruker Corporation shareholders:
Basic and diluted	$0.12	$0.17	$0.32	$0.40

Stock options to purchase approximately 0.2 million shares and 0.5 million shares were excluded from the computation of diluted earnings per share in the three months ended September 30, 2011 and 2010, respectively, and approximately 0.2 million shares and 0.4 million shares were excluded from the computation of diluted earnings per share in the nine months ended September 30, 2011 and 2010, respectively, because their effect would have been anti-dilutive.

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

The following table sets forth the Company’s financial instruments that are measured at fair value on a recurring basis and presents them within the fair value hierarchy using the lowest level of input that is significant to the fair value measurement at September 30, 2011 (in millions):

	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$52.2	$52.2	$—	$—
Restricted cash	3.0	3.0	—	—
Foreign exchange contracts	0.1	—	0.1	—
Embedded derivatives in purchase and delivery contracts	0.1	—	0.1	—
Commodity contracts	1.0	—	1.0	—
Long-term restricted cash	3.8	3.8	—	—
Total assets recorded at fair value	$60.2	$59.0	$1.2	$—

Liabilities:
Interest rate swap contract	$1.7	$—	$1.7	$—
Foreign exchange contracts	0.1	—	0.1	—
Embedded derivatives in purchase and delivery contracts	0.2	—	0.2	—
Fixed price commodity contracts	1.0	—	1.0	—
Total liabilities recorded at fair value	$3.0	$—	$3.0	$—

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

6.     Inventories

Inventories consisted of the following at September 30, 2011 and December 31, 2010 (in millions):

	September 30,	December 31,
	2011	2010
Raw materials	$185.3	$143.7
Work-in-process	185.9	174.8
Demonstration units	55.0	48.6
Finished goods	175.2	143.9
Inventories	$601.4	$511.0

Finished goods include in-transit systems that have been shipped to the Company’s customers, but not yet installed and accepted by the customer. As of September 30, 2011 and December 31, 2010, inventory-in-transit was $112.6 and $85.3 million, respectively.

The Company reduces the carrying value of its demonstration inventories for differences between its cost and estimated net realizable value through a charge to cost of product revenue that is based on a number of factors, including the age of the unit, the physical condition of the unit and an assessment of technological obsolescence. Amounts recorded in cost of product revenue related to the write-down of demonstration units to net realizable value were $8.4 million and $6.0 million for the three months ended September 30, 2011 and 2010, respectively, and $22.0 million and $17.3 million for the nine months ended September 30, 2011 and 2010, respectively.

7.     Goodwill and Other Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for the nine months ended September 30, 2011 (in millions):

Balance at December 31, 2010	$98.3
Goodwill acquired during the period	—
Measurement period adjustments	(2.0)
Foreign currency impact	0.1
Balance at September 30, 2011	$96.4

Goodwill is not amortized, instead, goodwill is tested for impairment on a reporting unit basis annually, or on an interim basis when events or changes in circumstances warrant. The Company performed its annual test for impairment as of December 31, 2010 and determined that goodwill and other intangible assets were not impaired at that time. The Company did not identify any indicators of impairment during the nine month period ended September 30, 2011 that would warrant an interim test.

The following is a summary of other intangible assets at September 30, 2011 and December 31, 2010 (in millions):

	September 30, 2011			December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology and related patents	$129.4	$(21.5)	$107.9	$112.0	$(15.0)	$97.0
Customer relationships	21.5	(4.4)	17.1	20.2	(2.5)	17.7
Trade names	0.5	(0.3)	0.2	0.4	(0.3)	0.1
Intangible assets subject to amortization	151.4	(26.2)	125.2	132.6	(17.8)	114.8
In-process research and development	7.9	—	7.9	21.3	—	21.3
Intangible assets	$159.3	$(26.2)	$133.1	$153.9	$(17.8)	$136.1

Intangible assets with a finite useful life are amortized on a straight-line basis over their estimated useful lives as follows:

Existing technology and related patents	3-10 years
Customer relationships	5-10 years
Trade names	5-10 years

For the three months ended September 30, 2011 and 2010, the Company recorded amortization expense of $5.0 million and $1.0 million, respectively, related to intangible assets subject to amortization. For the nine months ended September 30, 2011 and 2010, the Company recorded amortization expense of $13.1 million and $2.1 million, respectively, related to intangible assets subject to amortization.

8.     Debt

At September 30, 2011 and December 31, 2010, the Company’s debt obligations consisted of the following (in millions):

	September 30,	December 31,
	2011	2010
US Dollar term loan under the Amended Credit Agreement	$90.0	$110.6
Capital lease obligations	4.4	4.9
Total long-term debt	94.4	115.5
Current portion of long-term debt	(53.6)	(28.9)
Total long-term debt, less current portion	$40.8	$86.6

On February 26, 2008, the Company entered into a credit facility, which the Company refers to as the Credit Agreement. The Credit Agreement, which was with a syndication of lenders, provided for a revolving credit line with a maximum commitment of $230.0 million and a term loan facility of $150.0 million. The outstanding principal under the term loan was payable in quarterly installments through December 2012. Borrowings under the Credit Agreement accrued interest, at the

Company’s option, at either (i) the higher of the prime rate or the federal funds rate plus 0.50%, or (ii) adjusted LIBOR, plus margins ranging from 0.40% to 1.25% and a facility fee ranging from 0.10% to 0.20%.

In May 2011, we entered into an amendment to and restatement of the Credit Agreement, or the Amended Credit Agreement. The Company accounted for the amendment as a modification under ASC No. 470, Debt. The Amended Credit Agreement increases the maximum commitment on the Company’s revolving credit line to $250.0 million and extends the maturity date to May 2016. Borrowings under the revolving credit line of the Amended Credit Agreement accrue interest, at the Company’s option, at either (i) the higher of the prime rate, (ii) the federal funds rate plus 0.50%, (iii) adjusted LIBOR plus 1.00% or (iv) LIBOR, plus margins ranging from 0.80% to 1.65% and a facility fee ranging from 0.20% to 0.35%. The Amended Credit Agreement had no impact on the maturity or pricing of the Company’s existing term loan. As of September 30, 2011, the weighted average interest rate of borrowings under the term facility of the Amended Credit Agreement was approximately 2.7%.

Borrowings under the Amended Credit Agreement are secured by guarantees from certain material subsidiaries, as defined in the Credit Agreement, and Bruker Energy & Supercon Technologies, Inc. The Amended Credit Agreement also requires that we maintain certain financial ratios related to maximum leverage and minimum interest coverage, as defined in the Amended Credit Agreement. Specifically, our leverage ratio cannot exceed 3.0 and our interest coverage ratio cannot be less than 3.0. In addition to the financial ratios, the Amended Credit Agreement restricts, among other things, our ability to do the following: make certain payments; incur additional debt; incur certain liens; make certain investments, including derivative agreements; merge, consolidate, sell or transfer all or substantially all of our assets; and enter into certain transactions with affiliates. Our failure to comply with any of these restrictions or covenants may result in an event of default under the applicable debt instrument, which could permit acceleration of the debt under that instrument and require us to prepay that debt before its scheduled due date. As of September 30, 2011, the latest measurement date, the Company was in compliance with the covenants of the Amended Credit Agreement.

In addition to its long-term arrangements, the Company had the following amounts outstanding under revolving loan arrangements (in millions):

	September 30,	December 31,
	2011	2010
Revolving loans under the Amended Credit Agreement	$216.5	$185.5
Other revolving loans	0.5	—
Total short-term borrowings	$217.0	$185.5

The following is a summary of the maximum commitments and the net amounts available to the Company under revolving loans as of September 30, 2011 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
Amended Credit Agreement	1.4%	$250.0	$216.5	$0.3	$33.2
Other revolving loans	4.6%	182.5	0.5	106.5	75.5
Total revolving loans		$432.5	$217.0	$106.8	$108.7

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

9.     Derivative Instruments and Hedging Activities

Interest Rate Risks

The Company’s exposure to interest rate risk relates primarily to outstanding variable rate debt and adverse movements in the related short-term market rates. The most significant component of the Company’s interest rate risk relates to amounts outstanding under the Amended Credit Agreement. In April 2008, the Company entered into an interest rate swap arrangement to manage its exposure to interest rate movements and the related effect on its variable rate debt. Under this interest rate swap arrangement, the Company will pay a fixed rate of approximately 3.8% and receive a variable rate based on three month LIBOR. The initial notional amount of this interest rate swap was $90.0 million and it amortizes in proportion to the term debt component of the Amended Credit Agreement through December 2012. At September 30, 2011 and December 31, 2010, the notional amount of this interest rate swap was $54.0 million and $66.4 million, respectively. The Company concluded that this swap met the criteria to qualify as an effective hedge of the variability of cash flows of the interest payments and, as such, accounts for the interest rate swap as a cash flow hedge. Accordingly, the Company reflects changes in the fair value of the effective portion of this interest rate swap in accumulated other comprehensive income, a separate component of shareholders’ equity. Amounts recorded in accumulated other comprehensive income are reclassified to interest and other income (expense), net, in the consolidated statements of income when either the forecasted transaction occurs or it becomes probable that the forecasted transaction will not occur. The Company expects $1.5 million of accumulated losses to be reclassified into earnings over the next twelve months.

Foreign Exchange Rate Risk Management

The Company generates a substantial portion of its revenues and expenses in international markets, principally Germany and other countries in the European Union, Switzerland and Japan, which subjects its operations to the exposure of exchange rate fluctuations. The impact of currency exchange rate movement can be positive or negative in any period. Under these arrangements, the Company typically agrees to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates with maturities of less than twelve months. These transactions do not qualify for hedge accounting and, accordingly, the instrument is recorded at fair value with the corresponding gains and losses recorded in the consolidated statements of income. The Company had the following notional amounts outstanding under foreign currency contracts at September 30, 2011 and December 31, 2010 (in millions):

Buy	Notional Amount in Buy Currency	Sell	Maturity	Notional Amount in U.S. Dollars	Fair Value of Assets	Fair Value of Liabilities
September 30, 2011:
Euro	1.5	Australian Dollars	December 2011	$2.2	$—	$—
Euro	3.5	U.S. Dollars	October 2011 to September 2012	4.6	0.1	0.1
				$6.8	$0.1	$0.1

December 31, 2010:
Euro	1.5	Australian Dollars	January 2011	$2.2	$—	$0.2
Euro	13.3	Swiss Francs	January 2011	19.3	—	1.1
Euro	14.5	U.S. Dollars	January 2011 to May 2012	19.6	0.1	0.4
Swiss Francs	13.6	U.S. Dollars	January 2011	13.9	0.7	—
Swiss Francs	18.0	Euro	January 2011	18.5	1.2	—
U.S. Dollars	8.9	Euro	January 2011 to January 2012	8.7	0.1	—
				$82.2	$2.1	$1.7

In addition, the Company periodically enters into purchase and delivery contracts denominated in currencies other than the functional currency of the parties to the transaction. The Company accounts for these transactions separately valuing the “embedded derivative” component of these contracts. The contracts, denominated in currencies other than the functional currency of the transacting parties, amounted to $17.5 million for the delivery of products and $4.2 million for the purchase of products at September 30, 2011, and $16.1 million for the delivery of products and $0.3 million for the purchase of products at December 31, 2010. The changes in the fair value of these embedded derivatives are recorded in interest and other income (expense), net in the consolidated statements of income.

Commodity Price Risk Management

The Company has an arrangement with a customer under which the Company has a firm commitment to deliver copper based superconductors at a fixed price. In order to minimize the volatility that fluctuations in the price of copper have on the Company’s sales of these superconductors, the Company enters into commodity hedge contracts. At September 30, 2011 and December 31, 2010, the Company had fixed price commodity contracts with notional amounts aggregating $5.4 million and $2.9 million, respectively. The changes in the fair value of these commodity contracts are recorded in interest and other income (expense), net in the consolidated statements of income.

The fair value of the derivative instruments described above at September 30, 2011 and December 31, 2010 are recorded in our consolidated balance sheets as follows (in millions):

		September 30,	December 31,
	Balance Sheet Location	2011	2010
Derivative assets:
Foreign exchange contracts	Other current assets	$0.1	$2.1
Embedded derivatives in purchase and delivery contracts	Other current assets	0.1	0.1
Commodity contracts	Other current assets	1.0	0.6

Derivative liabilities:
Interest rate swap contract	Other current liabilities	$1.7	$3.0
Foreign exchange contracts	Other current liabilities	0.1	1.7
Embedded derivatives in purchase and delivery contracts	Other current liabilities	0.2	1.5
Fixed price commodity contracts	Other current liabilities	1.0	0.6

The losses recognized in other comprehensive income related to the effective portion of the interest rate swap designated as a hedging instrument for the three and nine months ended September 30, 2011 and 2010 are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest rate swap contract	$—	$(0.7)	$(0.3)	$(2.2)

The losses related to the effective portion of the interest rate swap designated as a hedging instrument that were reclassified from other comprehensive income and recognized in net income for the three and nine months ended September 30, 2011 and 2010 are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest rate swap contract	$(0.6)	$(0.6)	$(1.6)	$(2.0)

The Company did not recognize any amounts related to ineffectiveness in the results of operations for the three and nine months ended September 30, 2011 and 2010.

The impact on net income of changes in the fair value of derivative instruments not designated as hedging instruments for the three and nine months ended September 30, 2011 and 2010 are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Foreign exchange contracts	$(0.2)	$1.3	$(0.4)	$—
Embedded derivatives	0.8	0.5	1.3	(1.8)
Income (expense), net	$0.6	$1.8	$0.9	$(1.8)

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

The income tax provision for the three months ended September 30, 2011 and 2010 was $19.3 million and $10.3 million, respectively, representing effective tax rates of 49.0% and 27.0%, respectively. The income tax provision for the nine months ended September 30, 2011 and 2010 was $38.7 million and $31.7 million, respectively, representing effective tax rates of 41.6% and 32.2%, respectively. The change in the Company’s effective tax rate relates primarily to an increase in losses incurred in the U.S. and an increase in reserves for uncertain tax positions. The losses incurred in the U.S. have a negative impact on the overall tax rate because the Company is not able to record a tax benefit on these amounts.

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

The Company has unrecognized tax benefits of approximately $31.4 million as of September 30, 2011, of which $23.9 million, if recognized, would result in a reduction of the Company’s effective tax rate. The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes. As of September 30, 2011 and December 31, 2010, approximately $5.0 million and $4.3 million, respectively, of accrued interest and penalties related to uncertain tax positions was included in other current liabilities on the unaudited condensed consolidated balance sheets. Penalties and interest related to unrecognized tax benefits in the provision for income taxes of $0.3 and $0.2 million were recorded during the three months ended September 30, 2011 and 2010, respectively, and $0.7 million and $0.7 million were recorded during the nine months ended September 30, 2011 and 2010, respectively.

The Company files returns in many jurisdictions with varying statutes of limitations, but considers its significant tax jurisdictions to include the United States, Germany and Switzerland. The tax years 2003 to 2010 are open tax years in these major taxing jurisdictions. One of the Company’s Swiss entities is currently being audited for the tax years 2003 through 2006 and the audit is expected to be completed in the fourth quarter of 2011. In addition, all of the Company’s significant German subsidiaries are under tax audit for the years 2003 through 2008 and the audits are expected to be completed in the fourth quarter of 2011. The Company recorded an additional $2.5 million of reserves related to these audits in the third quarter of 2011.

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

The components of net periodic pension cost for the three and nine months ended September 30, 2011 and 2010 are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Service cost	$1.6	$1.3	$3.9	$3.3
Interest cost	1.8	1.5	4.6	4.0
Expected return on plan assets	(1.1)	(0.9)	(2.9)	(2.7)
Amortization of prior service costs	0.2	—	0.2	0.5
Net periodic benefit costs	$2.5	$1.9	$5.8	$5.1

The Company made contributions of $2.6 million to its defined benefit plans during the nine months ended September 30, 2011 and estimates contributions of $0.8 million will be made during the remainder of 2011.

12.       Commitments and Contingencies

Legal

Lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. The Company believes the outcome of these proceedings, if any, will not have a material impact on the Company’s financial position or results of operations. As of September 30, 2011, the Company had approximately $0.3 million accrued for such potential contingencies. No accruals had been recorded for such potential contingencies as of December 31, 2010.

Internal Investigation

The Company has received certain anonymous communications alleging improper conduct in connection with the China operations of its Bruker Optics subsidiary. In response, the Audit Committee of the Company’s Board of Directors initiated an investigation of those allegations, with the assistance of independent outside counsel and an independent forensic consulting firm. The investigation is ongoing and includes a review of compliance by Bruker Optics and its employees in China with the requirements of the Foreign Corrupt Practices Act (“FCPA”) and other applicable laws and regulations. To date, the investigation has found evidence indicating that payments were made that improperly benefit employees or agents of government-owned enterprises in China. The Company voluntarily contacted the United States Securities and Exchange Commission and the United States Department of Justice to advise both agencies that an internal investigation is underway. The Company also reported to the Hong kong Joint Financial Intelligence Unit and Independent Commission Against Corruption. It is the intent of the Audit Committee and the Company to cooperate with the United States federal agencies and local government authorities in connection with any inquiries that may be conducted in this matter.

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

Letters of Credit and Guarantees

At September 30, 2011 and December 31, 2010, the Company had letters of credit and bank guarantees of $106.8 million and $108.8 million, respectively, for its customer advances. These arrangements guarantee the refund of advance payments received from customers in the event that the merchandise is not delivered in compliance with the terms of the contract. Certain of these guarantees affect the availability of the Company’s lines of credit.

13.       Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) refers to revenues, expenses, gains and losses that under U.S. GAAP are included in other comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to shareholders’ equity, net of tax. The Company’s other comprehensive income (loss) is composed primarily of foreign currency translation adjustments, changes in the funded status of defined benefit pension plans and changes in the fair value of derivatives that have been designated as cash flow hedges. The following is a summary of comprehensive income (loss) for the three and nine months ended September 30, 2011 and 2010 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Consolidated net income	$20.1	$27.9	$54.4	$66.8
Foreign currency translation adjustments	(52.0)	53.3	9.2	2.6
Unrealized losses on interest rate swap:
Unrealized holding losses arising during the period	—	(0.7)	(0.3)	(2.2)
Less reclassification adjustments for settlements included in the determination of net income	0.6	0.6	1.6	2.0
Pension liability adjustments	1.6	(2.0)	(0.6)	(1.6)
Net comprehensive income (loss)	(29.7)	79.1	64.3	67.6
Less: Foreign currency translation adjustments attributable to noncontrolling interests	—	0.1	0.1	—
Comprehensive income (loss) attributable to Bruker Corporation	$(29.7)	$79.0	$64.2	$67.6

14.       Noncontrolling Interests

Noncontrolling interests represent the minority shareholders’ proportionate share of the Company’s majority owned subsidiaries. The following table sets forth the changes in noncontrolling interests for the three and nine months ended September 30, 2011 and 2010 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Balance at beginning of period	$3.3	$1.6	$2.7	$1.6
Net income	0.3	0.5	1.2	0.7
Foreign currency translation adjustments	—	0.1	0.1	—
Cash payments to noncontrolling interests	—	—	(0.4)	(0.1)
Balance at end of period	$3.6	$2.2	$3.6	$2.2

15.       Deferred Offering Costs

In September 2010, the Company announced plans to sell a minority ownership position in its BEST subsidiary through an initial public offering of the capital stock of BEST. As a result of economic and market factors the timing of the BEST initial public offering is uncertain. Although BEST remains in registration, the Company has determined that deferred offering costs totaling $3.4 million should be expensed in the third quarter of 2011 based on the uncertainty in the timing of a future offering.

16.       Other Charges

The components of other charges were as follows for the three and nine months ended September 30, 2011 and 2010 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Acquisition-related charges	$0.3	$1.0	$0.9	$1.7
Transition-related charges incurred in connection with acquired businesses	0.3	0.9	3.0	1.4
Professional fees incurred in connection with the internal investigation	2.0	—	3.2	—
Loss on divestiture of business	—	—	—	1.0
Restructuring charges	—	—	—	0.2
Other charges	0.3	—	0.3	—
	$2.9	$1.9	$7.4	$4.3

17.       Interest and Other Income (Expense), Net

The components of interest and other income (expense), net, were as follows for the three and nine months ended September 30, 2011 and 2010 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest income	$0.2	$0.1	$0.6	$0.4
Interest expense	(1.7)	(1.2)	(4.8)	(4.0)
Exchange losses on foreign currency transactions	3.0	(0.1)	(3.7)	(2.0)
Other	0.4	0.1	(0.9)	—
Interest and other income (expense), net	$1.9	$(1.1)	$(8.8)	$(5.6)

18.       Business Segment Information

The Company has determined that it has five operating segments based on the information reviewed by the Chief Operating Decision Maker, representing each of its five divisions: Bruker BioSpin, Bruker Daltonics, Bruker MAT, Bruker Optics and Bruker Energy & Supercon Technologies. Bruker BioSpin is in the business of designing, manufacturing and distributing enabling life science tools based on magnetic resonance technology. Bruker Daltonics is in the business of manufacturing and distributing mass spectrometry and gas chromatography instruments that can be integrated and used along with other analytical instruments, as well as the Company’s CBRNE detection products. Bruker MAT is in the business of manufacturing and distributing advanced X-ray, spark-optical emission spectroscopy, atomic force microscopy and stylus and optical metrology instrumentation used in non-destructive molecular and elemental analysis. Bruker Optics is in the business of manufacturing and distributing research, analytical and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy technologies. Bruker Energy & Supercon Technologies is in the business of developing and producing low temperature superconductor and high temperature superconductor materials for use in advanced magnet technology and energy applications as well as linear accelerators, accelerator cavities, insertion devices, superconducting fault current limiters, other accelerator components and specialty superconducting magnets for physics and energy research and a variety of other scientific applications.

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

Management evaluates segment operating performance and allocates resources based on operating income (loss). The Company uses this measure because it helps provide an understanding of its core operating results. Selected business segment information is presented below for the three and nine months ended September 30, 2011 and 2010 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Scientific Instruments	$394.6	$290.5	$1,108.3	$835.7
Energy & Supercon Technologies	27.7	22.4	79.8	61.2
Eliminations (a)	(3.9)	(2.7)	(11.5)	(8.1)
Total revenue	$418.4	$310.2	$1,176.6	$888.8

Operating Income (Loss):
Scientific Instruments	$41.3	$40.4	$107.3	$108.5
Energy & Supercon Technologies	(3.3)	(0.8)	(3.6)	(3.0)
Corporate, eliminations and other (b)	(0.5)	(0.3)	(1.8)	(1.4)
Total operating income	$37.5	$39.3	$101.9	$104.1

(a)          Represents product and service revenue between reportable segments.

(b)         Represents corporate costs and eliminations not allocated to the reportable segments.

Total assets by segment as of September 30, 2011 and December 31, 2010 are as follows (in millions):

	September 30,	December 31,
	2011	2010
Assets:
Scientific Instruments	$1,630.9	$1,515.8
Energy & Supercon Technologies	105.9	84.4
Eliminations and other (a)	(66.4)	(50.4)
Total assets	$1,670.4	$1,549.8

(a) Represents assets not allocated to the reportable segments and eliminations of intercompany transactions.

19.       Recent Accounting Pronouncements

In September 2011, the FASB amended ASC 350, Intangibles — Goodwill and Other. This amendment is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The amended provisions are effective for reporting periods beginning on or after December 15, 2011. However, early adoption is permitted if an entity’s financial statements for the most recent annual or interim period have not yet been issued. This amendment impacts testing steps only and, therefore, adoption will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2011, the FASB amended ASC 220, Comprehensive Income. This amendment was issued to enhance comparability between entities that report under GAAP and International Financial Reporting Standards (“IFRS”) and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. The amendment requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two separate but consecutive statements. It eliminates the option to report other comprehensive income and its components as part of the statement of changes in shareholders’ equity. The amended provisions are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, and full retrospective application is required. This amendment impacts presentation and disclosure only, and therefore adoption will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (ASU No. 2011-04). The amendments in this update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. ASU No. 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRS. ASU No. 2011-04 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU No. 2011-04 clarifies the FASB’s intent about the application of existing fair value measurements. The amendments in this update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company does not expect the provisions of ASU No. 2011-04 to have a material effect on its financial position, results of operations or cash flows.

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

Although our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), we believe describing income and expenses, excluding the effect of foreign exchange and our recent acquisitions, as well as certain other charges, provides meaningful supplemental information regarding our performance that is useful to the assessment of our operating performance and trends as those are not indicative of our core business operating results. These non-GAAP financial measures are not in accordance with, nor are they a substitute for, the comparable GAAP financial measures and are intended to supplement our financial results that are prepared in accordance with GAAP. We also use these non-GAAP financial measures for financial and operational decision making and as a means to help evaluate period-to-period comparisons.

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

•                  Results of operations. This section provides our analysis of the significant line items on our unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010.

•                  Liquidity and capital resources. This section provides an analysis of our liquidity and cash flow and discussions of our outstanding debt and commitments and matters relating to our common stock.

•                  Recent accounting pronouncements. This section provides information about new accounting standards.

EXECUTIVE OVERVIEW

Business Overview

Bruker Corporation and its wholly-owned subsidiaries design, manufacture, service and market proprietary life science and materials research systems based on our technology platforms, including magnetic resonance technologies, mass spectrometry technologies, gas chromatography technologies, X-ray technologies, spark-optical emission spectroscopy, atomic force microscopy, stylus and optical metrology technology and infrared and Raman molecular spectroscopy technologies. We sell a broad range of field analytical systems for chemical, biological, radiological, nuclear and explosive, or CBRNE, detection. We also develop and manufacture low temperature and high temperature superconducting wire products and superconducting devices for use in advanced magnet technology, physics research and energy applications. Our diverse customer base includes life science, pharmaceutical, biotechnology and molecular diagnostic research companies, academic institutions, advanced materials and semiconductor industries and government agencies. We maintain major technical and manufacturing centers in Europe, North America and Japan and we have sales offices located throughout the world. Our corporate headquarters are located in Billerica, Massachusetts.

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

In 2010, we completed the acquisition of Veeco Metrology Inc., a scanning probe microscopy and optical industrial metrology business, or the nano surfaces business, and certain assets and liabilities in Varian’s inductively coupled plasma mass spectrometry instruments business, laboratory gas chromatography instruments business, and gas chromatography triple-quadrupole mass spectrometry instruments business, or the chemical analysis business. These businesses complemented our existing atomic force microscopy and mass spectrometry products and expanded our offerings to industrial and applied markets. These acquisitions also provide opportunities to supply our customers with equipment packages that have a broader range of applications and value.

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

Financial Overview

For the three months ended September 30, 2011, our revenue increased by $108.2 million, or 34.9%, to $418.4 million, compared to $310.2 million for the comparable period in 2010. Included in this change in revenue is an increase of approximately $28.7 million from the impact of foreign exchange due to the weakening of the U.S. Dollar versus the Euro, Swiss Franc and other foreign currencies and an increase of approximately $45.7 million attributable to acquisitions completed over the last twelve months. Excluding the effects of foreign exchange and our recent acquisitions, revenue increased by $33.8 million, or 10.9%. The increase in revenue on an adjusted basis is attributable to both the Scientific Instruments segment, which increased by $31.6 million, or 10.9%, and the Energy & Supercon Technologies segment, which increased by $2.9 million, or 12.9%.

For the nine months ended September 30, 2011, our revenue increased by $287.8 million, or 32.4%, to $1,176.6 million, compared to $888.8 million for the comparable period in 2010. Included in this change in revenue is an increase of approximately $72.0 million from the impact of foreign exchange due to the weakening of the U.S. Dollar versus the Euro, Swiss Franc and other foreign currencies and an increase of approximately $147.0 million attributable to acquisitions completed over the last twelve months. Excluding the effects of foreign exchange and our recent acquisitions, revenue increased by $68.8 million, or 7.7%. The increase in revenue on an adjusted basis is attributable to both the Scientific Instruments segment, which increased by $57.9 million, or 6.9%, and the Energy & Supercon Technologies segment, which increased by $13.3 million, or 21.7%.

Revenue in the Scientific Instruments segment reflects an increase in sales from many of our core technologies, particularly X-ray, mass spectrometry, molecular spectroscopy and magnetic resonance products. The mix of products sold in the Scientific Instruments segment in the three and nine months ended September 30, 2011 reflects increased demand from academic, government and industrial customers. We attribute the increase in sales to academic and government customers to increased spending from these customers, to new product introductions over the last twelve to eighteen months and to stimulus packages implemented by governments of various countries, particularly the U.S. We continue to closely monitor spending patterns from governments and academic customers and we believe that funding for our products will remain stable, or grow, in most of our key markets. The improvement in revenues from our industrial customers reflects continued growth in these end markets and our new product introductions. Revenues in the Energy & Supercon Technologies segment increased due to higher demand for low temperature superconducting wire.

Income from operations for the three months ended September 30, 2011 was $37.5 million, resulting in an operating margin of 9.0%, compared to income from operations of $39.3 million, resulting in an operating margin of 12.7%, for the comparable period in 2010. Income from operations for the nine months ended September 30, 2011 was $101.9 million, resulting in an operating margin of 8.7%, compared to income from operations of $104.1 million, resulting in an operating margin of 11.7%, for the comparable period in 2010. Included in income from operations are various charges to inventory, amortization of acquisition-related intangible assets and other acquisition-related costs, deferred offering costs that have been written-off and legal and other professional services fees related to our internal FCPA investigation totaling, in the aggregate, $12.6 million and $7.7 million in the third quarter of 2011 and 2010, respectively, and $34.3 million and $11.5 million for the first three quarters of 2011 and 2010, respectively. Excluding these charges, operating margins were 12.0% and 15.2% in the third quarter of 2011 and 2010, respectively, and 11.6% and 13.0% in the nine months ended September 30, 2011 and 2010, respectively. Operating margins decreased, despite growth in our revenues and gross profits, because of the mix of products sold and higher operating expenses.

Our gross profit margin for the three months ended September 30, 2011 was 45.3%, compared with 47.2% for the comparable period in 2010. Our gross profit margin for the nine months ended September 30, 2011 was 45.5%, compared with 45.9% for the comparable period in 2010. However, excluding the effect of inventory reserves related to certain specialty magnets and our recent acquisitions, gross profit margins increased to 46.6% and 47.3%, respectively, for the three and nine months ended September 30, 2011 compared with 48.9% and 46.6%, respectively, for the three and nine months ended September 30, 2010. Gross profit margins in the three and nine months ended September 30, 2011 have benefitted from the higher revenues described above and sales of our newly introduced products which were designed to carry higher gross margins than our previous generations of products. In addition, our acquisition of the nano surfaces business has positively impacted our gross profit margins. However, in the third quarter of 2011 the mix of products sold, including our gas chromatography and inductively coupled plasma products, negatively impacted our gross profit margins and resulted in a lower overall gross profit margin.

Selling, general and administrative expenses and research and development expenses increased to $144.8 million, or 34.6% of revenue, in the third quarter of 2011 from $104.7 million, or 33.8% of revenue, for the comparable period in 2010. On a year-to-date basis, selling, general and administrative expenses and research and development expenses increased to $420.0 million, or 35.7% of revenue, in 2011 from $298.4 million, or 33.6% of revenue, for the comparable period in 2010. The increase in selling, general and administrative expenses and research and development expenses in 2011 is attributable to increases in headcount from our recent acquisitions and increases in headcount to support planned revenue growth in our existing businesses. We also incurred higher commission expenses as a result of increases in new orders and revenues. Changes in foreign currency exchange rates, primarily the strengthening of the Euro and Swiss Franc, also contributed to the increase because the majority of our employees are located in Europe. We are focused on controlling costs and are implementing selective cost saving programs, including a partial hiring freeze, with the goal of improving operating margins.

Our effective tax rate for the three months ended September 30, 2011 was 49.0%, compared to 27.0% for the comparable period in 2010. Our effective tax rate for the nine months ended September 30, 2011 was 41.6%, compared to 32.2% for the comparable period in 2010. In the third quarter of 2011, we increased our reserves for certain ongoing tax audits by $2.5 million. The change in our effective tax rate, excluding the increase in reserves for tax audits, relates primarily to an increase in losses incurred in the U.S. These losses have a negative impact on our tax rate because we are not able to record a tax benefit on these amounts.

Our net income attributable to the shareholders of Bruker Corporation for the three months ended September 30, 2011 was $19.8 million, or $0.12 per diluted share, compared to $27.4 million, or $0.17 per diluted share, for the comparable period in 2010. Our net income attributable to the shareholders of Bruker Corporation for the nine months ended September 30, 2011 was $53.2 million, or $0.32 per diluted share, compared to $66.1 million, or $0.40 per diluted share, for the comparable period in 2010.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011 compared to the Three Months Ended September 30, 2010

Consolidated Results

The following table presents the results of our operations for the three months ended September 30, 2011 and 2010 (dollars in millions, except per share data):

	Three Months Ended September 30,
	2011	2010
Product revenue	$366.5	$269.7
Service revenue	49.8	39.1
Other revenue	2.1	1.4
Total revenue	418.4	310.2

Cost of product revenue	198.4	143.5
Cost of service revenue	26.4	19.8
Amortization of acquisition-related intangible assets	4.2	0.4
Total cost of revenue	229.0	163.7
Gross profit	189.4	146.5

Operating expenses:
Selling, general and administrative	101.3	72.2
Research and development	43.5	32.5
Amortization of acquisition-related intangible assets	0.8	0.6
Write-off of deferred offering costs	3.4	—
Other charges	2.9	1.9
Total operating expenses	151.9	107.2
Operating income	37.5	39.3

Interest and other income (expense), net	1.9	(1.1)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	39.4	38.2
Income tax provision	19.3	10.3
Consolidated net income	20.1	27.9
Net income attributable to noncontrolling interest in consolidated subsidiaries	0.3	0.5
Net income attributable to Bruker Corporation	$19.8	$27.4

Net income per common share attributable to Bruker Corporation shareholders:
Basic and diluted	$0.12	$0.17

Weighted average common shares outstanding:
Basic	165.6	164.5
Diluted	166.9	165.7

Revenue

For the three months ended September 30, 2011, our revenue increased by $108.2 million, or 34.9%, to $418.8 million, compared to $310.2 million for the comparable period in 2010. Included in this change in revenue is an increase of approximately $28.7 million from the impact of foreign exchange due to the weakening of the U.S. Dollar versus the Euro, Swiss Franc and other foreign currencies and an increase of approximately $45.7 million attributable to acquisitions completed over the last twelve months. Excluding the effects of foreign exchange and our recent acquisitions, revenue increased by $33.8 million, or 10.9%. The increase in revenue on an adjusted basis is attributable to both the Scientific Instruments segment, which increased by $31.6 million, or 10.9%, and the Energy & Supercon Technologies segment, which increased by $2.9 million, or 12.9%.

Revenue in the Scientific Instruments segment reflects an increase in sales from many of our core technologies, particularly X-ray, mass spectrometry, molecular spectroscopy and magnetic resonance products. The mix of products sold in the Scientific Instruments segment in the three months ended September 30, 2011 reflects increased demand from academic, government and industrial customers. We attribute the increase in sales to academic and government customers to increased spending from these customers and to new product introductions over the last twelve to eighteen months. We continue to closely monitor spending patterns from governments and academic customers and we believe that funding for our products will remain stable, or grow, in most of our key markets. The improvement in revenues from our industrial customers reflects improvement in these end markets and our new product introductions. Revenues in the Energy & Supercon Technologies segment increased due to higher demand for low temperature superconducting wire.

Cost of Revenue

Our total cost of revenue for the three months ended September 30, 2011 was $229.0 million, resulting in a gross profit margin of 45.3%, compared to cost of product and service revenue of $163.7 million, resulting in a gross profit margin of 47.2%, for the comparable period in 2010. The increase in cost of revenue is primarily a function of the higher revenues described above. Changes in foreign currency exchange rates, primarily the strengthening of the Euro and Swiss Franc, also contributed to the increase in cost of revenue because the majority of our production is located in Europe. Lower gross profit margins in the third quarter of 2011 resulted from changes in product mix, including our gas chromatography and inductively coupled plasma products, which negatively impacted our gross profit margins.

Selling, General and Administrative Expenses

Our selling, general and administrative expense for the three months ended September 30, 2011 increased to $101.3 million, or 24.2% of revenue, from $72.2 million, or 23.3% of revenue, for the comparable period in 2010. The increase in selling, general and administrative expenses is attributable to increases in headcount from our recent acquisitions and increases in headcount to support planned revenue growth in our existing businesses. Selling, general and administrative expenses in the third quarter of 2011 also reflect higher commission expenses as a result of an increase in new orders and revenues. Changes in foreign currency exchange rates, primarily the strengthening of the Euro and Swiss Franc, also contributed to the increase in selling, general and administrative expenses because the majority of our employees are located in Europe.

Research and Development Expenses

Our research and development expense for the three months ended September 30, 2011 increased to $43.5 million, or 10.4% of revenue, from $32.5 million, or 10.5% of revenue, for the comparable period in 2010. The increase in research and development expenses is attributable to increases in headcount from our recent acquisitions as well as increases in headcount and material costs to support future product introductions in our existing businesses. Changes in foreign currency exchange rates, primarily the strengthening of the Euro and Swiss Franc, also contributed to the increase in research and development expenses because the majority of our employees are located in Europe.

Amortization of Acquisition-Related Intangible Assets

Our amortization expense from acquisition-related intangible assets for the three months ended September 30, 2011 increased to $0.8 million from $0.6 million for the comparable period in 2010. The increase in amortization of acquisition-related intangible assets relates to distributor related intangible assets acquired in connection with the nano surfaces business.

Write-Off of Deferred Offering Costs

In September 2010, we announced plans to sell a minority ownership position in our BEST subsidiary through an initial public offering of the capital stock of BEST. As a result of economic and market factors, the timing of the BEST initial public offering is uncertain. Although BEST remains in registration, because of the current uncertainty in the timing of a future offering, we wrote-off deferred offering costs totaling $3.4 million in the third quarter of 2011.

Other Charges

Other charges of $2.9 million recorded in the three months ended September 30, 2011 and $1.9 million recorded in the three months ended September 30, 2010 relate entirely to the Scientific Instruments segment.

The charges recorded in the three months ended September 30, 2011 include $0.6 million of costs related to our recently completed acquisitions and costs incurred under transition service arrangements we entered into with the seller of the nano surfaces business. We do not expect transition costs to recur after the end of the transition services agreements. In addition, we recorded $2.0 million of charges in the third quarter of 2011 related to legal and other professional services fees related to our internal investigation of the China operations of Bruker Optics.

Other charges in the three months ended September 30, 2010 include $1.9 million of acquisition-related costs related to our recently completed acquisitions and costs incurred under transition service arrangements we entered into with the sellers of the chemical analysis and nano surfaces businesses.

Interest and Other Income (Expense), Net

Interest and other income (expense), net during the three months ended September 30, 2011 was $1.9 million, compared to $(1.1) million for the comparable period of 2010.

During the three months ended September 30, 2011, the major components within interest and other income (expense), net, consisted of realized and unrealized gains on foreign currency transactions of $3.0 million offset, in part, by net interest expense of $1.5 million. During the three months ended September 30, 2010, the major component within interest and other income (expense), net, was net interest expense of $1.1 million.

Gain on foreign currency exchange rates in the third quarter of 2011 were primarily a function of changes in exchange rates between the Euro and the Swiss Franc against the U.S. Dollar. The increase in interest expense is a function of higher average outstanding debt balances during the third quarter of 2011 in comparison to the third quarter of 2010.

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

The income tax provision for the three months ended September 30, 2011 was $19.3 million compared to an income tax provision of $10.3 million for the comparable period of 2010, representing effective tax rates of 49.0% and 27.0%, respectively. In the third quarter of 2011, we increased our reserves for certain ongoing tax audits by $2.5 million. The change in our effective tax rate, excluding discrete items, relates primarily to an increase in the losses incurred in the U.S. because we are not able to record a tax benefit on these losses.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the three months ended September 30, 2011 was $0.3 million compared to $0.5 million for the comparable period of 2010. The net income attributable to noncontrolling interests represents the minority shareholders’ proportionate share of the net income recorded by our majority-owned indirect subsidiaries.

Net Income Attributable to Bruker Corporation

Our net income for the three months ended September 30, 2011 was $19.8 million, or $0.12 per diluted share, compared to net income of $27.4 million, or $0.17 per diluted share for 2010.

Segment Results

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment for the three months ended September 30, 2011 and 2010 (dollars in millions):

	Three Months Ended September 30,			Percentage
	2011	2010	Dollar Change	Change
Scientific Instruments	$394.6	$290.5	$104.1	35.8%
Energy & Supercon Technologies	27.7	22.4	5.3	23.7%
Eliminations (a)	(3.9)	(2.7)	(1.2)
	$418.4	$310.2	$108.2	34.9%

(a) Represents product and service revenue between reportable segments.

Scientific Instruments Segment Revenue

For the three months ended September 30, 2011, Scientific Instruments segment revenue increased by $104.1 million, or 35.8%, to $394.6 million, compared to $290.5 million for the comparable period in 2010. Included in this change in revenue is an increase of approximately $26.8 million from the impact of foreign exchange due to the weakening of the U.S. Dollar versus the Euro, Swiss Franc and other foreign currencies and an increase of approximately $45.7 million attributable to acquisitions completed over the last twelve months. Excluding the effects of foreign exchange and our recent acquisitions, revenue increased by $31.6 million, or 10.9%. The increase in revenue, excluding the effect of foreign exchange and acquisitions, reflects an increase in sales from many of our core technologies, particularly X-ray, mass spectrometry, molecular spectroscopy and magnetic resonance products. The increase in revenue reflects increased demand from academic, government and industrial customers.

System revenue and aftermarket revenue as a percentage of total Scientific Instruments segment revenue were as follows during the three months ended September 30, 2011 and 2010 (dollars in millions):

	Three Months Ended September 30,
	2011		2010
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System revenue	$306.9	77.8%	$234.5	80.7%
Aftermarket revenue	87.7	22.2%	56.0	19.3%
Total revenue	$394.6	100.0%	$290.5	100.0%

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

Energy & Supercon Technologies Segment Revenue

Energy & Supercon Technologies segment revenue increased by $5.3 million, or 23.7%, to $27.7 million for the three months ended September 30, 2011, compared to $22.4 million for the comparable period in 2010. Included in this change in revenue is an increase of approximately $2.4 million from the impact of foreign exchange due to the weakening of the U.S. Dollar versus the Euro and other foreign currencies. Excluding the effect of foreign exchange, revenue increased by $2.9 million, or 12.9%. The increase in revenue, on an adjusted basis, is attributable to higher demand for low temperature superconducting wire.

System and wire revenue and aftermarket revenue as a percentage of total Energy & Supercon Technologies segment revenue were as follows during the three months ended September 30, 2011 and 2010 (dollars in millions):

	Three Months Ended September 30,
	2011		2010
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System and wire revenue	$25.8	93.1%	$20.9	93.3%
Aftermarket revenue	1.9	6.9%	1.5	6.7%
Total revenue	$27.7	100.0%	$22.4	100.0%

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

Income (Loss) from Operations

The following table presents income (loss) from operations and operating margins on revenue by reportable segment for the three months ended September 30, 2011 and 2010 (dollars in millions):

	Three Months Ended September 30,
	2011		2010
	Operating Income (Loss)	Percentage of Segment Revenue	Operating Income (Loss)	Percentage of Segment Revenue
Scientific Instruments	$41.3	10.5%	$40.4	13.9%
Energy & Supercon Technologies	(3.3)	(11.9)%	(0.8)	(3.6)%
Corporate, eliminations and other (a)	(0.5)		(0.3)
Total operating income	$37.5	9.0%	$39.3	12.7%

(a) Represents corporate costs and eliminations not allocated to the reportable segments.

Scientific Instruments income from operations for the three months ended September 30, 2011 was $41.3 million, resulting in an operating margin of 10.5%, compared to income from operations of $40.4 million, resulting in an operating margin of 13.9%, for the comparable period in 2010. Income from operations in the three months ended September 30, 2011 and 2010 includes $9.1 million and $7.6 million, respectively, of various charges to inventory, amortization of acquisition-related intangible assets and other charges. Excluding these costs, income from operations in Scientific Instruments segment would have been $50.4 million and $48.0 million, resulting in operating margins of 12.8% and 16.5%, respectively, for the three months ended September 30, 2011 and 2010, respectively. Operating margins decreased, despite the increase in revenue, because of lower gross profit margins and increases in operating expenses.

The significant components of charges to inventory, amortization expense and other charges described above in the third quarter of 2011 include $4.9 million of amortization expense, $2.0 million of legal and other professional fees related to our internal FCPA investigation and $1.3 million of inventory provisions for the rework of certain specialty magnets that did not meet customer specifications. The significant components of these charges in the third quarter of 2010 include $0.9 million of amortization expense, $3.4 million of inventory provisions for the rework of certain specialty magnets and $1.9 million of acquisition-related costs.

In the third quarter of 2011, gross profit as a percentage of revenue in the Scientific Instruments segment decreased to 46.8%, from 49.4% in the comparable period in 2010. Lower gross profit margins resulted primarily from changes in product mix. In the third quarter of 2011, selling, general and administrative expenses and research and development expenses in the Scientific Instruments segment increased to $139.5 million, or 35.4% of segment revenue, from $100.8 million, or 34.7% of segment revenue, in the comparable period in 2010. This increase is a function of incremental investments in sales and marketing activities and research and development activities that we believe will generate future growth, as well as increases in operating expenses related to acquisitions completed in the last twelve months. Changes in foreign currency exchange rates, primarily the strengthening of the Euro and Swiss Franc, also contributed to the increase because the majority of our employees are located in Europe.

Energy & Supercon Technologies segment loss from operations for the three months ended September 30, 2011 was $3.3 million, resulting in an operating margin of (11.9)%, compared to a loss from operations of $0.8 million, resulting in an operating margin of (3.6)%, for the comparable period in 2010. Income from operations in the three months ended September 30, 2011 includes $3.4 million of deferred offering costs that were written off in the quarter because of uncertainty in the timing of a future public offering of BEST capital stock. Excluding the write-off of deferred offering costs, income from operations in the Energy & Supercon Technologies segment would have been $0.1 million, or an operating margin of 0.4% for the three months ended September 30, 2011. The improvement in operating margin, on an adjusted basis, is primarily the result of the higher revenues described above and higher gross profit margins offset, in part, by higher operating expenses. The increase in operating expenses is a function of incremental investments in research and development activities and selling and marketing activities that we believe will generate future growth.

Nine Months Ended September 30, 2011 compared to the Nine Months Ended September 30, 2010

Consolidated Results

The following table presents the results of our operations for the nine months ended September 30, 2011 and 2010 (dollars in millions, except per share data):

	Nine Months Ended September 30,
	2011	2010
Product revenue	$1,030.7	$780.7
Service revenue	140.2	103.1
Other revenue	5.7	5.0
Total revenue	1,176.6	888.8

Cost of product revenue	554.0	426.8
Cost of service revenue	76.8	53.1
Amortization of acquisition-related intangible assets	11.0	1.0
Total cost of revenue	641.8	480.9
Gross profit	534.8	407.9

Operating expenses:
Selling, general and administrative	287.5	201.9
Research and development	132.5	96.5
Amortization of acquisition-related intangible assets	2.1	1.1
Write-off of deferred offering costs	3.4	—
Other charges	7.4	4.3
Total operating expenses	432.9	303.8
Operating income	101.9	104.1

Interest and other income (expense), net	(8.8)	(5.6)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	93.1	98.5
Income tax provision	38.7	31.7
Consolidated net income	54.4	66.8
Net income attributable to noncontrolling interest in consolidated subsidiaries	1.2	0.7
Net income attributable to Bruker Corporation	$53.2	$66.1

Net income per common share attributable to Bruker Corporation shareholders:
Basic and diluted	$0.32	$0.40

Weighted average common shares outstanding:
Basic	165.4	164.3
Diluted	167.0	165.6

Revenue

For the nine months ended September 30, 2011, our revenue increased by $287.8 million, or 32.4%, to $1,176.6 million compared to $888.8 million for the comparable period in 2010. Included in this change in revenue is an increase of approximately $72.0 million from the impact of foreign exchange due to the weakening of the U.S. Dollar versus the Euro, Swiss Franc and other foreign currencies and an increase of approximately $147.0 million attributable to acquisitions completed over the last twelve months. Excluding the effects of foreign exchange and our recent acquisitions, revenue increased by $68.8 million, or 7.7%. The increase in revenue on an adjusted basis is attributable to both the Scientific Instruments segment, which increased by $57.9 million, or 6.9%, and the Energy & Supercon Technologies segment, which increased by $13.3 million, or 21.7%.

Revenue in the Scientific Instruments segment reflects an increase in sales from many of our core technologies, particularly X-ray, mass spectrometry, molecular spectroscopy and magnetic resonance products. The mix of products sold in the Scientific Instruments segment in the nine months ended September 30, 2011 reflects increased demand from academic, government and industrial customers. We attribute the increase in sales of mass spectrometry and magnetic resonance products to spending by academic and government customers, to new product introductions over the last twelve to eighteen months and to stimulus packages implemented by governments of various countries, particularly the U.S. We continue to closely monitor spending patterns from governments and academic customers and we believe that funding for our products will remain stable, or grow, in most of our key markets. The improvement in revenues from our industrial customers reflects improvement in these end markets and our new product introductions. Revenues in the Energy & Supercon Technologies segment increased due to higher demand for low temperature superconducting wire.

Cost of Revenue

Our total cost of revenue for the nine months ended September 30, 2011 was $641.8 million, resulting in a gross profit margin of 45.5%, compared to cost of revenue of $480.9 million, resulting in a gross profit margin of 45.9%, for the comparable period in 2010. The increase in cost of revenue is primarily a function of the higher revenues described above.

Our cost of revenue in the nine months ended September 30, 2011 includes charges of $6.2 million representing inventory reserves for the rework of certain specialty magnets that did not meet customer specifications. We recorded inventory reserves totaling $3.4 million related to these specialty magnets in the nine months ended September 30, 2010. Our cost of revenue in the nine months ended September 30, 2011 also includes $4.2 million representing the difference between the fair value and historical costs of inventories acquired in business combinations and sold during the period. In the nine months ended September 30, 2010, cost of revenue includes $1.7 million of charges related to inventories acquired in business combinations. In addition, amortization expense included in cost of revenue increased to $11.0 million for the nine months ended September 30, 2011 compared to $1.0 million for the nine months ended September 30, 2010 as a result of our recent acquisitions.

Higher gross profit margins, on an adjusted basis, in the nine months ended September 30, 2011 resulted from changes in product mix, specifically an increase in revenues from high-end instrumentation, including our newly introduced products which were designed to carry higher gross margins than our previous generations of products. The acquisition of the nano surfaces business positively impacted our gross profit margin in the first nine months of 2011 and the acquisition of the chemical analysis business has negatively impacted our gross profit margins over the same period.

Selling, General and Administrative Expenses

Our selling, general and administrative expense for the nine months ended September 30, 2011 increased to $287.5 million, or 24.4% of revenue, from $201.9 million, or 22.7% of revenue, for the comparable period in 2010. The increase in selling, general and administrative expenses is attributable to increases in headcount from our recent acquisitions and increases in headcount to support planned revenue growth in our existing businesses. Selling, general and administrative expenses in the first nine months of 2011 also reflect higher commission expenses as a result of an increase in our new orders and revenues. Changes in foreign currency exchange rates, primarily the strengthening of the Euro and Swiss Franc, also contributed to the increase in selling, general and administrative expenses because the majority of our employees are located in Europe.

Research and Development Expenses

Our research and development expense for the nine months ended September 30, 2011 increased to $132.5 million, or 11.3% of revenue, from $96.5 million, or 10.9% of revenue, for the comparable period in 2010. The increase in research and development expenses is attributable to increases in headcount from our recent acquisitions as well as increases in headcount and material costs to support future product introductions in our existing businesses. Changes in foreign currency exchange rates, primarily the strengthening of the Euro and Swiss Franc, also contributed to the increase in research and development expenses because the majority of our employees are located in Europe.

Amortization of Acquisition-Related Intangible Assets

Our amortization expense from acquisition-related intangible assets for the nine months ended September 30, 2011 increased to $2.1 million from $1.1 million for the comparable period in 2010. The increase in amortization of acquisition-related intangible assets relates to customer and distributor related intangible assets acquired in connection with the purchase of the nano surfaces and chemical analysis businesses.

Write-Off of Deferred Offering Costs

In September 2010, we announced plans to sell a minority ownership position in our BEST subsidiary through an initial public offering of the capital stock of BEST. As a result of economic and market factors, the timing of the BEST initial public offering is uncertain. Although BEST remains in registration, because of the current uncertainty in the timing of a future offering, we wrote-off deferred offering costs totaling $3.4 million in the third quarter of 2011.

Other Charges

Other charges of $7.4 million recorded in the nine months ended September 30, 2011 and $4.3 million recorded in the nine months ended September 30, 2010 relate entirely to the Scientific Instruments segment.

The charges recorded in the nine months ended September 30, 2011 include $3.9 million of acquisition-related costs related to our recently completed acquisitions and costs incurred under transition service arrangements we entered into with the sellers of the chemical analysis and nano surfaces businesses. We do not expect transition costs to recur after the end of the transition services agreements. In addition, we recorded $3.2 million charges in the first nine months of 2011 related to legal and other professional services fees related to our internal investigation of the China operations of Bruker Optics.

Other charges in the nine months ended September 30, 2010 include $3.1 million of acquisition-related costs related to our recently completed acquisitions and costs incurred under transition service arrangements we entered into with the sellers of the chemical analysis and nano surfaces businesses. In addition, we incurred losses of $1.2 million related to the divestiture of a manufacturing site located in Latvia and restructuring charges incurred in connection with closing a production facility in Herzogenrath, Germany. We incurred these losses as part of our broader corporate strategy to reduce costs and consolidate critical production and know-how in certain key production sites.

Interest and Other Income (Expense), Net

Interest and other income (expense), net during the nine months ended September 30, 2011 was $(8.8) million, compared to $(5.6) million for the comparable period of 2010.

During the nine months ended September 30, 2011, the major components within interest and other income (expense), net, consisted of net interest expense of $4.2 million and realized and unrealized losses on foreign currency transactions of $3.7 million. During the nine months ended September 30, 2010, the major components within interest and other income (expense), net, consisted of net interest expense of $3.6 million and realized and unrealized losses on foreign currency transactions of $2.0 million.

The increase in interest expense is a function of higher average outstanding debt balances in 2011 in comparison to 2010. Losses on foreign currency exchange rates were primarily a function of changes in exchange rates between the Euro and the Swiss Franc against the U.S. Dollar.

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

The income tax provision for the nine months ended September 30, 2011 was $38.7 million compared to an income tax provision of $31.7 million for the comparable period of 2010, representing effective tax rates of 41.6% and 32.2%, respectively. In the third quarter of 2011 we increased our reserves for certain ongoing tax audits by $2.5 million. The change in our effective tax rate, excluding discrete items, relates primarily to an increase in losses incurred in the U.S. because we are not able to record a tax benefit on these losses.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the nine months ended September 30, 2011 was $1.2 million compared to $0.7 million for the comparable period of 2010. The net income attributable to noncontrolling interests represents the minority shareholders’ proportionate share of the net income recorded by our majority-owned indirect subsidiaries.

Net Income Attributable to Bruker Corporation

Our net income for the nine months ended September 30, 2011 was $53.2 million, or $0.32 per diluted share, compared to net income of $66.1 million, or $0.40 per diluted share, for 2010.

Segment Results

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment for the nine months ended September 30, 2011 and 2010 (dollars in millions):

	Nine Months Ended September 30,			Percentage
	2011	2010	Dollar Change	Change
Scientific Instruments	$1,108.3	$835.7	$272.6	32.6%
Energy & Supercon Technologies	79.8	61.2	18.6	30.4%
Eliminations (a)	(11.5)	(8.1)	(3.4)
	$1,176.6	$888.8	$287.8	32.4%

(a) Represents product and service revenue between reportable segments.

Scientific Instruments Segment Revenue

For the nine months ended September 30, 2011, Scientific Instruments segment revenue increased by $272.6 million, or 32.6%, to $1,108.3 million, compared to $835.7 million for the comparable period in 2010. Included in this change in revenue is an increase of approximately $67.7 million from the impact of foreign exchange due to the weakening of the U.S. Dollar versus the Euro, Swiss Franc and other foreign currencies and an increase of approximately $147.0 million attributable to acquisitions completed over the last twelve months. Excluding the effects of foreign exchange and acquisitions, revenue increased by $57.9 million, or 6.9%. The increase in revenue, excluding the effects of foreign exchange and acquisition, reflects an increase in sales from many of our core technologies, particularly X-ray, mass spectrometry, molecular spectroscopy and magnetic resonance products. The increase in revenue reflects increased demand from academic, government and industrial customers.

System revenue and aftermarket revenue as a percentage of total Scientific Instruments segment revenue were as follows during the nine months ended September 30, 2011 and 2010 (dollars in millions):

	Nine Months Ended September 30,
	2011		2010
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System revenue	$883.3	79.7%	$672.4	80.5%
Aftermarket revenue	225.0	20.3%	163.3	19.5%
Total revenue	$1,108.3	100.0%	$835.7	100.0%

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

Energy & Supercon Technologies Segment Revenue

Energy & Supercon Technologies segment revenue increased by $18.6 million, or 30.4%, to $79.8 million for the nine months ended September 30, 2011, compared to $61.2 million for the comparable period in 2010. Included in this change in revenue is an increase of approximately $5.3 million from the impact of foreign exchange due to the weakening of the U.S. Dollar versus the Euro and other foreign currencies. Excluding the effect of foreign exchange, revenue increased by $13.3 million, or 21.7%. The increase in revenue, on an adjusted basis, is attributable to higher demand for low temperature superconducting wire.

System and wire revenue and aftermarket revenue as a percentage of total Energy & Supercon Technologies segment revenue were as follows during the nine months ended September 30, 2011 and 2010 (dollars in millions):

	Nine Months Ended September 30,
	2011		2010
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System and wire revenue	$73.6	92.2%	$58.3	95.3%
Aftermarket revenue	6.2	7.8%	2.9	4.7%
Total revenue	$79.8	100.0%	$61.2	100.0%

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

Income (Loss) from Operations

The following table presents income (loss) from operations and operating margins on revenue by reportable segment for the nine months ended September 30, 2011 and 2010 (dollars in millions):

	Nine Months Ended September 30,
	2011		2010
	Operating Income (Loss)	Percentage of Segment Revenue	Operating Income (Loss)	Percentage of Segment Revenue
Scientific Instruments	$107.3	9.7%	$108.5	13.0%
Energy & Supercon Technologies	(3.6)	(4.5)%	(3.0)	(4.9)%
Corporate, eliminations and other (a)	(1.8)		(1.4)
Total operating income	$101.9	8.7%	$104.1	11.7%

(a) Represents corporate costs and eliminations not allocated to the reportable segments.

Scientific Instruments income from operations for the nine months ended September 30, 2011 was $107.3 million, resulting in an operating margin of 9.7%, compared to income from operations of $108.5 million, resulting in an operating margin of 13.0%, for the comparable period in 2010. Income from operations includes $30.6 million and $11.2 million in the nine months ended September 30, 2011 and 2010, respectively, of various charges to inventory, amortization of acquisition-related intangible assets and other charges. Excluding these costs, income from operations in Scientific Instruments segment would have been $137.9 million and $119.7 million, resulting in operating margins of 12.4% and 14.3%, respectively, for the nine months ended September 30, 2011 and 2010, respectively. Operating margins decreased, despite the increase in revenue, because of lower gross profit margins and increases in operating expenses.

The significant components of charges to inventory, amortization expense and other charges described above in the first nine months of 2011 includes $12.8 million of amortization expense, $6.2 million of inventory provisions for the rework of certain specialty magnets that did not meet customer specification, $4.2 million representing the difference between the fair value and historical costs of inventories acquired in business combinations and sold during the period, $3.9 million of acquisition-related costs and $3.2 million of legal and other professional fees related to our internal FCPA investigation. The significant components of charges to inventory, amortization expense and other charges in the first nine months of 2010 include $1.8 million of amortization expense, $3.4 million of inventory provisions for the rework of certain specialty magnets, $1.7 million representing the difference between the fair value and historical costs of inventories acquired in business combinations and $3.1 million of acquisition-related costs.

Gross profit margin in the Scientific Instruments segment for the nine months ended September 30, 2011 was 47.0%, compared with 47.8% for the comparable period in 2010. Lower gross profit margins were driven by $10.7 million of amortization expense, $6.2 million of inventory provisions for the rework of certain specialty magnets and $4.2 million representing the difference between the fair value and historical costs of inventories acquired in business combinations and sold in 2011 compared with $0.7 million of amortization expense, $3.4 million of inventory provisions for the rework of certain specialty magnets and $1.7 million related to difference between the fair value and historical costs of inventories acquired in business combinations. Excluding these costs, gross profit margin in the Scientific Instruments segment for the first nine of 2011 was 48.9%, compared with 48.5% for the comparable period in 2010. Higher gross profit margins, on an adjusted basis, in the nine months ended September 30, 2011 resulted primarily from changes in product mix, specifically an increase in revenues from high-end instrumentation, including our newly introduced products which were designed to carry higher gross margins than our previous generations of products.

In the first nine months of 2011, selling, general and administrative expenses and research and development expenses in the Scientific Instruments segment increased to $404.3 million, or 36.5% of segment revenue, from $285.2 million, or 34.1% of segment revenue, for the comparable period in 2010. This increase is a function of incremental investments in sales and marketing activities and research and development activities that we believe will generate future growth, as well as increases in operating expenses related to acquisitions completed in the last twelve months. Changes in foreign currency exchange rates, primarily the strengthening of the Euro and Swiss Franc, also contributed to the increase because the majority of our employees are located in Europe.

Energy & Supercon Technologies segment loss from operations for the nine months ended September 30, 2011 was $3.6 million, resulting in an operating margin of (4.5)%, compared to a loss from operations of $3.0 million, resulting in an operating margin of (4.9)%, for the comparable period in 2010. Income from operations in the nine months ended September 30, 2011 includes $3.4 million of deferred offering costs that were written off in the third quarter of 2011 because of uncertainty in the timing of a future public offering of BEST capital stock. Excluding the deferred offering costs, income from operations in the Energy & Supercon Technologies segment would have been $(0.2) million, or an operating margin of (0.3)% for the nine months ended September 30, 2011. The improvement in operating margin, on an adjusted basis, is primarily the result of the higher revenue described above and higher gross profit margins offset, in part, by higher operating expenses. The increase in operating expenses is a function of incremental investments in research and development activities and selling and marketing activities that we believe will generate future growth.

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

During the nine months ended September 30, 2011, net cash used by operating activities was $4.4 million, resulting from an increase in net working capital of $134.2 million offset, in part, by $129.8 million of consolidated net income adjusted for non-cash items. During the nine months ended September 30, 2010, net cash provided by operating activities was $62.7 million, resulting from $111.0 million of consolidated net income adjusted for non-cash items offset, in part, by a $48.3 million decrease in working capital. The increase in working capital for the nine months ended September 30, 2011 is primarily a function of increased inventory levels which were necessary to support the anticipated growth in our business.

During the nine months ended September 30, 2011, net cash used by investing activities was $39.7 million, compared to net cash used by investing activities of $58.3 million during the nine months ended September 30, 2010. Cash used by investing activities during the nine months ended September 30, 2011 was attributable to $38.4 million of capital expenditures and $1.3 million used for acquisitions. Cash used by investing activities during the nine months ended September 30, 2010 was attributable to $37.8 million used for acquisitions and $20.5 million of capital expenditures. Capital expenditures during the nine months ended September 30, 2011 were at a level consistent with our planned capital spending of $45 million to $50 million.

During the nine months ended September 30, 2011, net cash provided by financing activities was $10.5 million, compared to net cash used by financing activities of $14.5 million during the nine months ended September 30, 2010. Cash provided by financing activities during the nine months ended September 30, 2011 was attributable to $31.0 million of borrowings under revolving lines of credit offset, in part, by $21.5 million of scheduled payments under term loans. Cash used by financing activities during the nine months ended September 30, 2010 was attributable to $16.3 million of net debt repayments under various long-term and short-term arrangements.

At September 30, 2011, we had outstanding debt totaling $311.4 million consisting of $90.0 million outstanding under the term loan component of the Amended Credit Agreement, $216.5 million outstanding under the revolving loan component of the Amended Credit Agreement, $0.5 million outstanding under the other revolving loan arrangements and $4.4 million under capital lease obligations. At December 31, 2010, we had outstanding debt totaling $301.0 million consisting of $110.6 million outstanding under the term loan component of the Credit Agreement, $185.5 million outstanding under the revolving loan component of the Credit Agreement and $4.9 million under capital lease obligations.

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

In May 2011, we entered into an amendment and restatement of the Credit Agreement, or the Amended Credit Agreement. The Amended Credit Agreement increases the maximum commitment on the Company’s revolving credit line to $250.0 million and extends the maturity date to May 2016. Borrowings under the revolving credit line of the Amended Credit Agreement accrue interest, at the Company’s option, at either (i) the higher of the prime rate, (ii) the federal funds rate plus 0.50%, (iii) adjusted LIBOR plus 1.00% or (iv) adjusted LIBOR, plus margins ranging from 0.80% to 1.65% and a facility fee ranging from 0.20% to 0.35%. The Amended Credit Agreement had no impact on the maturity or pricing of the Company’s existing term loan. As of September 30, 2011, the weighted average interest rate of borrowings under the term facility of the Amended Credit Agreement was approximately 2.7%.

Borrowings under the Amended Credit Agreement are secured by guarantees from certain material subsidiaries, as defined in the Credit Agreement, and Bruker Energy & Supercon Technologies, Inc. The Amended Credit Agreement also requires that we maintain certain financial ratios related to maximum leverage and minimum interest coverage, as defined in the Amended Credit Agreement. Specifically, our leverage ratio cannot exceed 3.0 and our interest coverage ratio cannot be less than 3.0. In addition to the financial ratios, the Amended Credit Agreement restricts, among other things, our ability to do the following: make certain payments; incur additional debt; incur certain liens; make certain investments, including derivative agreements; merge, consolidate, sell or transfer all or substantially all of our assets; and enter into certain transactions with affiliates. Our failure to comply with any of these restrictions or covenants may result in an event of default under the applicable debt instrument, which could permit acceleration of the debt under that instrument and require us to prepay that debt before its scheduled due date. As of September 30, 2011, the latest measurement date, we were in compliance with the covenants of the Amended Credit Agreement.

Other revolving loans are with various financial institutions located primarily in Germany, Switzerland and France. The following is a summary of the maximum commitments and net amounts available to the Company under revolving loans as of September 30, 2011 (dollars in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
Amended Credit Agreement	1.4%	$250.0	$216.5	$0.3	$33.2
Other revolving loans	4.6%	182.5	0.5	106.5	75.5
Total revolving loans		$432.5	$217.0	$106.8	$108.7

We are currently considering various long-term financing alternatives to replace the outstanding borrowings under the revolving loan component of the Amended Credit Agreement and we expect to have an agreement in place during the first half of 2012. However, if additional financing alternatives are not available to us, or if available, are not on terms favorable to us, we expect that we would meet our obligation through a combination of cash on hand and future cash flow generation.

As of September 30, 2011, we have approximately $9.0 million of net operating loss carryforwards available to reduce future U.S. taxable income; however, these losses are limited in terms of their use. The Company also has approximately $45.6 million of German Trade Tax net operating losses that are carried forward indefinitely and U.S. tax credits of approximately $5.0 million available to offset future tax liabilities that expire at various dates. U.S. tax credits consist of research and development tax credits expiring at various dates through 2025. These operating losses and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

The following table summarizes maturities for our significant financial obligations as of September 30, 2011 (dollars in millions):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Revolving lines of credit	$217.0	$217.0	$—	$—	$—
Long-term debt, including current portion	94.4	53.6	39.5	1.2	0.1
Derivative liabilities, net	1.8	1.6	0.2	—	—
Uncertain tax contingencies	31.4	—	31.4	—	—

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

RECENT ACCOUNTING PRONOUCEMENTS

In September 2011, the FASB amended ASC 350, Intangibles — Goodwill and Other. This amendment is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The amended provisions are effective for reporting periods beginning on or after December 15, 2011. However, early adoption is permitted if an entity’s financial statements for the most recent annual or interim period have not yet been issued. This amendment impacts testing steps only and, therefore, adoption will not have an impact on our consolidated financial position, results of operations or cash flows.

In June 2011, the FASB amended ASC 220, Comprehensive Income. This amendment was issued to enhance comparability between entities that report under GAAP and International Financial Reporting Standards (IFRS) and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. The amendment requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two separate but consecutive statements. It eliminates the option to report other comprehensive income and its components as part of the statement of changes in shareholders’ equity. The amended provisions are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, and full retrospective application is required. This amendment impacts presentation and disclosure only, and therefore adoption will not have an impact on our consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (ASU No. 2011-04). The amendments in this update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. ASU No. 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRS. ASU No. 2011-04 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU No. 2011-04 clarifies the FASB’s intent about the application of existing fair value measurements. The amendments in this update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. We do not expect the provisions of ASU No. 2011-04 to have a material effect on its financial position, results of operations or cash flows.

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

Impact of Foreign Currencies

We generate a substantial portion of our revenues in international markets, principally Germany and other countries in the European Union, Switzerland and Japan, which exposes our operations to the risk of exchange rate fluctuations. The impact of currency exchange rate movement can be positive or negative in any period. Our costs related to sales in foreign currencies are largely denominated in the same respective currencies, limiting our transaction risk exposure. However, for sales not denominated in U.S. Dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. Dollars, it will require more of the foreign currency to equal a specified amount of U.S. Dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. Dollars than we did before the rate increase went into effect. If we price our products in U.S. Dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. Dollar could result in our prices not being competitive in a market where business is transacted in the local currency. Changes in foreign currency exchange rates increased our revenue by approximately 8.1% in the nine months ended September 30, 2011 and decreased our revenue by approximately 0.7% in the nine months ended September 30, 2010.

Where the functional currency is the local currency, assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using period-end exchange rates. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the period. Adjustments resulting from financial statement translations are included as a separate component of shareholders’ equity. For the nine months ended September 30, 2011 and 2010, we recorded net gains from currency translation adjustments of $9.2 million and $2.6 million, respectively. Gains and losses resulting from foreign currency transactions are reported in interest and other income (expense), net in the consolidated statements of income. Our foreign exchange losses, net were $3.7 million and $2.0 million for the nine months ended September 30, 2011 and 2010, respectively.

From time to time, we have entered into foreign currency contracts in order to minimize the volatility that fluctuations in exchange rates have on our cash flows related to purchases and sales denominated in foreign currencies. Under these arrangements, we agree to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates typically with maturities of less than twelve months. These transactions do not qualify for hedge accounting and, accordingly, the instrument is recorded at fair value with the corresponding gains and losses recorded in interest and other income (expense), net in the consolidated statements of income. At September 30, 2011 and December 31, 2010, we had foreign currency contracts with notional amounts aggregating $6.8 million and $82.2 million, respectively. The decrease in notional amounts related to foreign currency contracts is primarily a function of timing as a number of the contracts outstanding at December 31, 2010 matured in 2011. We will continue to evaluate our currency risks and in the future may utilize foreign currency contracts more frequently as part of a transactional hedging program.

Impact of Interest Rates

We regularly invest excess cash in short-term investments that are subject to changes in interest rates. We believe that the market risk arising from holding these financial instruments is minimal because of our policy of investing in short-term financial instruments issued by highly rated financial institutions.

Our exposure related to adverse movements in interest rates is derived primarily from outstanding floating rate debt instruments that are indexed to short-term market rates. Our objective in managing our exposure to interest rates is to decrease the volatility that changes in interest rates might have on our earnings and cash flows. To achieve this objective we have entered into an interest rate swap. A 10% increase or decrease in the average cost of our variable rate debt would not result in a material change in interest expense because we have determined that the interest rate swap is an effective hedge of the variability of cash flows of the interest payments. Under our interest rate swap arrangement we pay a fixed interest rate of approximately 3.8% and receive a variable interest rate based on three month LIBOR through December 31, 2012. The initial notional amount of this interest swap was $90.0 million and amortizes in proportion to the term debt component of our Credit Agreement. At September 30, 2011 and December 31, 2010, the outstanding notional amount of this swap was $54.0 million and $66.4 million, respectively.

Impact of Commodity Prices

We are exposed to certain commodity risks associated with prices for various raw materials. The prices of copper and certain other raw materials, particularly niobium, used to manufacture superconductors, have increased significantly over the last decade. Copper and niobium tin are the main components of low temperature superconductors and continued commodity price increases for copper and niobium as well as other raw materials may negatively affect our profitability. Periodically, we enter into commodity forward purchase contracts to minimize the volatility that fluctuations in the price of copper have on our sales of these commodities. At September 30, 2011 and December 31, 2010, we had fixed price commodity contracts with notional amounts aggregating $5.4 million and $2.9 million, respectively. We will continue to evaluate our commodity risks and may utilize commodity forward purchase contracts more frequently in the future.

Inflation

We do not believe inflation had a material impact on our business or operating results during any of the periods presented.

ITEM 4.                 CONTROLS AND PROCEDURES

We have established disclosure controls and procedures that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) by others within our organization. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, as of September 30, 2011, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II                 OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS

Except as set forth below there have been no material changes to the legal proceedings disclosed in Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011.

As previously reported, in September 2008 Roenalytic GmbH, previously known as Roentgenanalytik Appartebau GmbH (“RAA”), filed a civil proceeding with the regional court of Frankfurt am Main in Germany against a Bruker AXS subsidiary in connection with alleged improper use of certain intellectual property of RAA. Following a series of hearings, in December 2009 the court appointed an independent software expert to investigate the copyright infringement allegations made by RAA and provide an opinion to the court relating to the alleged infringement. RAA filed for insolvency in August 2010 and the court-appointed receiver elected to proceed with the litigation. In May 2011, the independent software expert provided its opinion, suggesting findings that may support certain of the allegations made by RAA. At September 30, 2011, we have accrued approximately $0.3 million of contingent liabilities with respect to this matter.

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

ITEM 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

There were no issuer purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the third fiscal quarter of 2011.

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
101

The following materials from the Bruker Corporation Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) Notes to the Condensed Consolidated Financial Statements(2)(3)

(1)         Filed herewith.

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

BRUKER CORPORATION

Date: November 9, 2011	By:	/s/ FRANK H. LAUKIEN, PH.D.
Frank H. Laukien, Ph.D.
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 9, 2011	By:	/s/ WILLIAM J. KNIGHT
William J. Knight
Chief Financial Officer
(Principal Financial Officer)