Form 10-K
period 2011-12-31
BRUKER CORP
filed 2012-02-29
CIK 1109354

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the fiscal year ended December 31, 2011
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2011 (the last business day of the registrant's most recently completed second fiscal quarter) was $1,732,467,887, based on the reported last sale price on the Nasdaq Global Select Market. This amount excludes an aggregate of 85,091,743 shares of common stock held by officers and directors and each person known by the registrant to own 10% or more of the outstanding common stock of the registrant as of June 30, 2011. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant. The number of shares of the registrant's common stock outstanding as of February 22, 2012 was 165,871,574.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the information required by Part III of this report (Items 10, 11, 12, 13 and 14) are incorporated by reference from the registrant's definitive Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed within 120 days of the close of the registrant's fiscal year.

BRUKER CORPORATION

ANNUAL REPORT ON FORM 10-K

        Any statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Without limiting the foregoing, the words believes, anticipates, plans, expects, seeks, estimates, should and similar expressions are intended to identify forward-looking statements. Any forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties. The factors that could cause actual future results to differ materially from current expectations include, but are not limited to, the outcome of any actions that may be taken by government agencies in connection with FCPA compliance matters that we have reported to them, risks and uncertainties related to adverse changes in the economic and political conditions in the countries in which we operate, the integration of businesses we have acquired or may acquire in the future, changing technologies, product development and market acceptance of our products, the cost and pricing of our products, manufacturing, competition, dependence on collaborative partners and key suppliers, capital spending and government funding policies, changes in governmental regulations, intellectual property rights, litigation, exposure to foreign currency fluctuations and other factors, many of which are described in more detail in this Annual Report on Form 10-K under Item 1A. "Risk Factors" and from time to time in other filings we may make with the Securities and Exchange Commission. While the Company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the Company's estimates change, and readers should not rely on those forward-looking statements as representing the Company's views as of any date subsequent to the date of the filing of this report.

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

PART I

ITEM 1    BUSINESS

Our Business

        We are a global manufacturer of scientific instruments that address the rapidly evolving needs of a diverse array of customers in life science, pharmaceutical, biotechnology, clinical and molecular diagnostics research, as well as in materials and chemical analysis in various industries and government applications. Our technology platforms include magnetic resonance technologies, mass spectrometry technologies, gas chromatography technologies, X-ray technologies, spark-optical emission spectroscopy, atomic force microscopy, stylus and optical metrology technology and infrared and Raman molecular spectroscopy technologies. We manufacture and distribute a broad range of field analytical systems for chemical, biological, radiological, nuclear and explosives, or CBRNE, detection. We also design, manufacture and market superconducting materials and devices based primarily on metallic low temperature superconductors and ceramic high temperature superconductors. Our corporate headquarters are located in Billerica, Massachusetts. We maintain major technical and manufacturing centers in Europe, North America, and Japan, and we have sales offices located throughout the world.

Strategy and Competitive Strengths

        Our business strategy is to capitalize on our ability to innovate and generate rapid revenue growth, both organically and through acquisitions. If we can execute on this strategy while improving our gross margins and effectively leveraging our research and development, sales, marketing and distribution investments, and general and administrative expenses, we believe we will enhance our operating margins and improve our earnings in the future.

        Our key competitive strengths include our:

  •
  broad product and service offerings in the markets we serve;

  •
  commitment to innovative, reliable, and performance-leading products and solutions for our customers;

  •
  premier global brands;

  •
  extensive intellectual property portfolio; and

  •
  global manufacturing, distribution, and logistics networks.

Business Segments

        We are organized into five operating segments: Bruker BioSpin, Bruker Daltonics, Bruker MAT, Bruker Optics, and Bruker Energy & Supercon Technologies. Bruker BioSpin is in the business of designing, manufacturing and distributing life science tools based on magnetic resonance technology. Bruker Daltonics is in the business of designing, manufacturing, and distributing mass spectrometry and gas chromatography instruments and solutions for life sciences, including proteomics, metabolomics, and clinical research applications. Our mass spectrometry and gas chromatography instruments also provide solutions for applied markets that include food safety, environmental analysis and fuel analysis. Bruker Daltonics also designs, manufactures, and distributes various analytical instruments for CBRNE detection. Bruker MAT, or materials research, analysis and metrology, is in the business of designing, manufacturing, and distributing advanced X-ray, spark optical emission spectroscopy, combustion analysis, atomic force microscopy and stylus and optical metrology instrumentation used in molecular, materials, and elemental analysis. Bruker Optics is in the business of designing, manufacturing, and distributing research, analytical, and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy technologies. Bruker Energy & Supercon Technologies is in the business of developing and producing superconducting materials and devices based primarily on metallic low temperature superconductors and ceramic high temperature superconductors with applications in renewable energy, energy infrastructure, medical imaging and life science analytics and "big science" research, which typically consists of large scale projects funded by a government or a group of governments.

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

        Bruker Daltonics manufactures and distributes life-science mass spectrometry instruments that can be integrated and used along with other sample preparation or chromatography instruments, as well as our CBRNE detection products. Our mass spectrometers are sophisticated devices that measure the mass or weight of a molecule and can provide accurate information on the identity, quantity, and primary structure of molecules. Mass spectrometry based solutions often combine advanced mass spectrometry instrumentation, automated sampling and sample preparation robots, reagent kits and other disposable products used in conducting tests, or assays, and bioinformatics software. We offer mass spectrometry systems and integrated solutions for applications in multiple existing and emerging life-science markets and chemical and applied markets, including expression proteomics, clinical proteomics, metabolic and peptide biomarker profiling, drug discovery and development, molecular diagnostics research, and molecular and systems biology, as well as basic molecular medicine research and clinical microbiology (for research use only outside the European Union). We also supply various systems based on mass spectrometry, ion mobility spectrometry, infrared spectroscopy, and radiological/nuclear detectors for CBRNE detection in emergency response, homeland security, and defense applications. Customers of our Bruker Daltonics operating segment include pharmaceutical, biotechnology, and diagnostics companies, academic institutions, medical schools, nonprofit or for-profit forensics, food and beverage safety, environmental and clinical microbiology laboratories, and government departments and agencies.

        The Bruker MAT operating segment manufactures and distributes Bruker AXS advanced X-ray and spark optical emission spectroscopy, or spark-OES, systems, as well as Bruker Nano atomic force microscopy, or AFM, and stylus and optical metrology, or SOM, instrumentation. Bruker AXS X-ray systems are advanced instruments that use electromagnetic radiation with extremely short wavelengths to determine the characteristics of matter and the three-dimensional structure of molecules. Spark-OES systems are used to analyze the concentration of elements in metallic samples. The Bruker MAT portfolio also includes carbon, sulfur, oxygen, nitrogen and hydrogen, or CS/ONH, analyzers based on combustion or heat extraction with infrared and thermal conductivity technology. AFM instruments provide atomic or near atomic resolution of surface topography using nano scale probes or white light interferometry. Using modular platforms, we often combine our technology applications with sample preparation tools, automation, consumables, and data analysis software. These products provide customers with the ability to determine the three-dimensional structure of specific molecules, such as proteins, and to characterize and determine the composition of materials down to the dimensions used in nanotechnology. Bruker MAT also includes thermal analyzers, which measure the physical characteristics of materials as a function of temperature and can be used in development, production, and characterization of materials in a variety of industries. Customers of our Bruker MAT operating segment include biotechnology and pharmaceutical companies, nanotechnology companies, semiconductor companies, raw material manufacturers, chemical companies, academic institutions, governmental customers, and other businesses involved in materials analysis.

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

Energy & Supercon Technologies Segment

        Bruker Energy & Supercon Technologies, or BEST, designs, manufactures and markets superconducting materials, primarily metallic low temperature superconductors, for use in magnetic resonance imaging, nuclear magnetic resonance, fusion energy research and other applications. BEST also develops, manufactures and markets ceramic high temperature superconductors for fusion energy research and other applications. Additionally, BEST offers non-superconducting CuponalTM materials and wires, based on co-extruded copper and aluminum, used in the power and transport industries. BEST also develops, manufactures and markets devices based primarily on superconductivity that utilize low temperature and high temperature superconducting materials. These devices are sophisticated and complex tools that have applications primarily in "big science" research, and include superconducting magnets and radio frequency accelerator cavities and modules, power couplers and linear accelerators. BEST also manufactures and sells non-superconducting high technology tools, such as X-ray beamlines and synchrotrons and laboratory instrumentation, principally to customers engaged in materials research and "big science" research projects. BEST is currently developing second generation high temperature superconductors and new superconductivity-enabled devices, including crystal growth magnets for use in the solar and semiconductor industries, inductive superconducting fault current limiters for energy infrastructure applications and other second generation high temperature superconducting materials and coils for high-power wind turbine generators.

        We have announced plans to sell a minority ownership position in BEST through an initial public offering of the capital stock of BEST. If completed, we believe the offering will provide our shareholders greater visibility into BEST's performance and expand BEST's access to financing for its growth initiatives, including the development of products for the renewable energy and energy infrastructure markets. As a result of market and economic factors, the timing of the BEST initial public offering, if any, is uncertain.

Products and Solutions

        We believe that our products and solutions offer the following advantages to our customers:

  •
  high performance and precision;

  •
  integrated solutions for specific applications;

  •
  reliability and increased productivity;

  •
  high-quality results; and

  •
  cost-efficiency.

Scientific Instruments Segment

        Bruker BioSpin systems integrate a radio frequency source and transmitter, one or more sensitive detectors, a magnet sized for the particular application, and operating and analysis software to acquire and analyze radio frequency signatures that are given off when a molecule is placed in a magnetic field. These systems address many of the matter characterization needs of the pharmaceutical and biotechnology industries and also have applications in advanced materials research, materials analysis, and quality control. During 2011, we launched a number of new products in the BioSpin product line, including Prodigy, a cost-efficient CryoProbe providing a three time enhancement in sensitivity. We also extended our range of Ascend magnets, a series of compact magnets designed to reduce cryogen consumption which allows for lower operating costs and sustainability, and made a number of improvements to our Avance console architecture and TopSpin software to improve productivity and quality control.

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

        MRI is a process of creating an image from the manipulation of hydrogen atoms in a magnetic field. In the presence of an external magnetic field, atoms will align with or against the external magnetic field. Application of a radio frequency causes the atoms to jump between high and low energy states. MRI and magnetic resonance spectroscopy, or MRS, include many methods including diffusion-weighted, perfusion-weighted, molecular imaging, and contrast-enhance. Customers use our MRI systems in pharmaceutical research, including metabonomics, to study a number of diseases, including degenerative joint diseases, oncology, and cardiovascular disorders.

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

        Bruker Daltonics mass spectrometry instruments address a wide range of life sciences applications. Mass spectrometry is the method of choice for protein primary structure analysis, including the determination of amino acid sequence and post-translational modifications and protein quantification. As a result, mass spectrometry is an enabling technology of the expression proteomics laboratory. Mass spectrometers are also increasingly used for the discovery of peptide, protein, or metabolite biomarkers and panels or patterns of biomarkers. These biomarkers can be used for toxicity screening or to assess drug efficacy in pre-clinical trials in pharmaceutical drug development. They are also used in clinical research and validation studies in the emerging field of protein molecular diagnostics. During 2011, we expanded the Bruker Daltonics product lines with a number of new products and applications in our MaXis series of quadrupole time-of-flight mass spectrometers that are designed to increase speed, resolution and sensitivity. We also introduced the SCION series of gas chromatography-mass spectrometry systems that are designed to provide ease of use and increased sensitivity. In addition, we acquired a liquid chromatography-mass spectrometry business in April 2011 to expand our mass spectrometry product line.

        Bruker Daltonics' instruments are based on the following technology platforms:

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

  •
  ITMS—Ion trap mass spectrometry;

  •
  GC—Gas chromatography;

  •
  GC-MS—Gas chromatography-mass spectrometry systems utilizing single or triple-quadrupole time-of-flight mass spectrometry;

  •
  LC-MS—Liquid chromatography-mass spectrometry; and

  •
  ICP-MS—Inductively coupled plasma mass spectrometry.

        MALDI-TOF mass spectrometers utilize an ionization process to analyze solid samples using a laser that combines high sample throughput with high mass range and sensitivity. Our MALDI-TOF mass spectrometers are particularly useful for applications in clinical diagnostics, environmental and taxonomical research, and food processing and quality control. Specific applications include: oligonucleotide and synthetic polymer analysis; protein identification and quantification; peptide de novo sequencing; determination of post-translational modifications of proteins; interaction proteomics and protein function analysis; drug discovery and development; and fast body fluid and tissue peptide or protein biomarker detection. MALDI mass spectrometry allows users to classify and identify microorganisms quickly and reliably with minimal sample preparation efforts and life cycle costs. Our MALDI Biotyper solution enables identification, taxonomical classification, or dereplication of microorganisms like bacteria, yeasts, and fungi.

        ESI-TOF mass spectrometers utilize an electrospray ionization process to analyze liquid samples. This ionization process, which does not dissociate the molecules, allows for rapid data acquisition and analysis of large biological molecules. ESI-TOF mass spectrometers are particularly useful for: identification, protein analysis and functional complex analysis in proteomics and protein function; molecular identification in metabonomics, natural product and drug metabolite analysis; combinatorial chemistry high throughput screening; and fast liquid chromatography mass spectrometry, or liquid chromatography mass spectrometry (LC/MS), in drug discovery and development.

        FTMS systems utilize high-field superconducting magnets to offer the highest resolution, selectivity, and mass accuracy currently achievable in mass spectrometry. Our systems based on this technology often eliminate the need for time-consuming separation techniques in complex mixture analyses. In addition, our systems can fragment molecular ions to perform exact mass analysis on all fragments to determine molecular structure. FTMS systems are particularly useful for: the study of structure and function of biomolecules, including proteins, DNA, and natural products; complex mixture analysis including body fluids or combinatorial libraries; high-throughput proteomics and metabonomics; and top-down proteomics of intact proteins without the need for enzymatic digestion of the proteins prior to analysis. We offer next-generation hybrid FTMS systems that combine a traditional external quadrupole mass selector and hexapole collision cell with a high-performance FTMS for further ion dissociation, top-down proteomics tools, and ultra-high resolution detection.

        ITMS systems collect all ions simultaneously, which improves sensitivity relative to previous quadrupole mass spectrometers. Ion trap mass spectrometers are particularly useful for: sequencing and identification based on peptide structural analysis; quantitative liquid chromatography—mass spectrometry; identification of combinatorial libraries; and generally enhancing the speed and efficiency of the drug discovery and development process.

        GC systems are used to separate volatile or semi-volatile compounds by separating them into individual components using a temperature controlled gas chromatographer. In GC systems, a sample is introduced to the gas chromatographer and it passes through a chromatography column. The chromatographer separates mixtures into individual components and provides a quantitative analysis of the components. Our GC systems can be utilized in a variety of configurations and are designed to enhance system efficiency and performance and to provide analysts with flexibility in choosing their platform or customizing their system to meet their particular application need. Our GC systems are particularly useful for applications in petroleum, fuel and hydrocarbon analysis, food and product safety and forensics and environmental analysis.

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

        LC-MS systems combine the separation features of liquid chromatography with the molecular identification features of mass spectrometry to separate, identify and quantify different substances within a test sample. As a complimentary technique to GC-MS, which analyzes volatile compounds, LC-MS can be used to analyze a wide range of non-volatile compounds in complex samples. Our LC-MS systems are available in a wide range of configurations to suit a user's specific needs. Although primarily used for life science applications, our LC-MS systems also have applications in food and product safety, forensics, clinical and toxicology testing, as well as environmental, pharmaceutical and chemical analysis.

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

        We sell a wide range of portable analytical and bioanalytical detection systems and related products for CBRNE detection. Our customers use these devices for nuclear, biological agent and chemical agent defense applications, anti-terrorism, law enforcement, and process and facilities monitoring. Our CBRNE detection products use many of the same technology platforms as our life science products, as well as additional technologies, including infrared remote detection and ion mobility spectrometry, for handheld chemical detectors. We also provide integrated, comprehensive detection suites that include our multiple detection systems, consumables, training, and simulators.

        Bruker MAT's X-ray systems integrate powerful detectors with advanced X-ray sources, computer-controlled positioning systems, sample handling devices, and data collection and analysis software to acquire, analyze and manage elemental and molecular information. These integrated solutions address many of the matter characterization and structure needs of the life science, pharmaceutical, semiconductor, raw materials, and research industries across a broad range of applications. During 2011, we introduced new X-ray crystallography systems for structural biology that are equipped with new X-ray sources and feature increased intensity. We also introduced a number of new atomic force microscopy systems, including the Dimension FastScan, which is designed to significantly reduce operating time while maintaining accurate, high-resolution results. In addition, we acquired a tribology and mechanical testing business in October 2011 which expanded our AFM business into adjacent markets where we previously did not compete.

        Bruker MAT systems are based on the following technology platforms:

  •
  XRD—Polycrystalline X-ray diffraction, often referred to as X-ray diffraction;

  •
  XRF—X-ray fluorescence, also called X-ray spectrometry, including handheld XRF systems;

  •
  SC-XRD—Single crystal X-ray diffraction, often referred to as X-ray crystallography;

  •
  EDS—Energy dispersive X-ray spectroscopy on electron microscopes;

  •
  EBSD—Electron backscatter diffraction on electron microscopes;

  •
  S-OES—Spark optical emission spectroscopy;

  •
  CS/ONH—Combustion analysis for carbon, sulfur, oxygen, nitrogen, and hydrogen in solids;

  •
  AFM—Atomic force microscopy;

  •
  SOM—Stylus and optical metrology; and

  •
  TMT—Tribology and mechanical test systems for analysis of friction and wear.

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

        EDS systems analyze the chemical composition of materials under investigation in electron microscopes by utilizing the fact that atoms of different chemical elements, when exposed to the high energy electron beam generated by the microscope, irradiate X-rays of different, characteristic energy. The evaluation of the energy spectrum collected by our spectrometer allows the determination of the qualitative and quantitative chemical sample composition at the current beam position. EDS systems allow for simultaneous analysis of all elements in the periodic table, beginning with atomic number 4 (beryllium). Our EDS systems are used for a range of applications, including nanotechnology and advanced materials research, as well as materials analysis and quality control. Customers for EDS systems include industrial customers, academia, and government research facilities.

        EBSD systems are used to perform quantitative microstructure analysis of crystalline samples in electron microscopes. The microscope's electron beam strikes the tilted sample and diffracted electrons form a pattern on a fluorescent screen. This pattern is characteristic of the crystal structure and orientation of the sample region from which it was generated. It provides the absolute crystal orientation with sub-micron resolution. EBSD can be used to characterize materials with regard to crystal orientation, texture, stress, strain, and grain size. EBSD also allows the identification of crystalline phases and their distribution, and is applied to many industries such as metals processing, aerospace, automotive, microelectronics, and earth sciences.

        S-OES instruments are used for analyzing metals. S-OES covers a broad range of applications for metals analysis from pure metals trace analysis to high alloyed grades, and allow for analysis of a complete range of relevant elements simultaneously. S-OES instruments pass an electric spark onto a sample, which burns the surface of the sample and causes atoms to jump to a higher orbit. Our detectors quantify the light emitted by these atoms and help our customers to determine the elemental composition of the material. This technique is widely used in production control laboratories of foundries and steel mills.

        CS/ONH carrier gas systems incorporate a furnace and infrared or thermal conductivity detection to analyze inorganic materials for the determination of carbon, sulfur, nitrogen, oxygen and hydrogen. Combustion and inert gas fusion analyzers are used for applications in metal production and processing, chemicals, ceramics and cement, coal processing and oil refining, and semiconductors.

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

        SOM systems provide atomic or near-atomic two dimensional and three dimensional surface resolution using white light interferometry, confocal optical and stylus profilometry methods. SOM profilers range from low-cost manual tools for single measurements to advanced, highly automated systems for production line quality assurance and quality control applications where the combination of throughput, repeatability and reproducibility is essential. SOM profilers support a range of applications in research, product development, tribology, quality control and failure analysis related to materials and machining in the automotive, orthopedic, ophthalmic, high brightness LED, semiconductor, data storage, optics and other markets.

        TMT systems provide a platform for all types of common mechanical, friction, durability, scratch and indentation tests for a wide spectrum of materials. Tribology systems are utilized for both academic research of the fundamental material properties and industrial applications in the semiconductor, aerospace, petroleum, automotive and other industries.

        Bruker Optics' research, analytical, and process analysis instruments are used in both research and industry as simple, rapid, nondestructive, and reliable techniques for applications ranging from basic sample identification and quality control to advanced research. The Bruker Optics spectrometry product line is complemented by a range of sampling accessories and techniques to help users find the best solution to analyze samples effectively. During 2011, we expanded the Bruker Optics product line with a number of new products targeted for food and pharmaceutical production control and for remote sensing of gases from long distances.

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

Energy & Supercon Technologies Segment

        BEST products include superconducting materials as well as superconductivity-enabled tools and devices for markets in healthcare and "big science" research. The BEST product line also includes non-superconducting materials and conventional devices. Low temperature superconducting products are used in diagnostic and research tools for the healthcare and life science industries, including clinical MRI and ultra-high field NMR spectroscopy. Low temperature superconducting materials are also used in products developed or in development for a range of renewable energy and "big science" research applications, including energy storage, high energy physics and fusion research. High temperature superconducting, or HTS, materials are used in a range of pre-commercial HTS applications, including motors, generators, superconducting fault current limiters, transformers, cables and current leads.

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

Customers

        We have a broad and diversified global life sciences and advanced and raw materials customer base. Our life science customer base is composed primarily of end-users and includes pharmaceutical, biotechnology, proteomics, molecular diagnostics, food/feed/agricultural, and fine chemical companies, as well as commercial laboratories, university laboratories, medical schools, and other not-for-profit research institutions and government laboratories. We also sell to a number of semiconductor, polymer, automotive, cement, steel, aluminum, and combinatorial materials design companies. The majority of our low temperature superconducting materials are sold to magnetic resonance imaging and nuclear magnetic resonance imaging manufacturers and our superconducting devices are sold primarily to universities, as well as national and international research facilities. We do not depend on any single customer and no single customer accounted for more than 10% of revenue in any of the last three fiscal years.

Competition

        Our existing products and solutions and any products and solutions that we develop in the future may compete in multiple, highly competitive markets. In addition, there has been a trend towards consolidation in our industry and many of our competitors have substantially greater financial, technical, and marketing resources than we do. Our competitors may succeed in developing and offering products that could render our products or those of our strategic partners obsolete or noncompetitive. In addition, many of these competitors have significantly more experience in the life sciences, chemical and materials markets. Our ability to compete successfully will depend on our ability to develop proprietary products that reach our target markets in a timely manner and are technologically superior to and/or less expensive, or more cost effective, than products marketed by our competitors. Current competitors or other companies may possess or develop technologies and products that are more effective than ours. Our technologies and products may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors.

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

Scientific Instruments Segment

        Bruker BioSpin competes with companies that offer magnetic resonance spectrometers, mainly Agilent, JEOL, and Oxford Instruments. Bruker Daltonics competes with a variety of companies that offer mass spectrometry-based systems. Bruker Daltonics' competitors in the life science markets and chemical and applied markets include Danaher, Agilent, GE-Healthcare, Waters, Thermo Fisher Scientific, Shimadzu/Kratos, Hitachi and JEOL. Bruker Daltonics' CBRNE detection customers are highly fragmented, and we compete with a number of companies in this area, of which the most significant competitor is Smiths Detection. Bruker MAT competes with companies that offer analytical X-ray solutions, OES systems and AFM and SOM systems, primarily Rigaku, Oxford Instruments, Thermo Fisher Scientific, Ametek's Spectro and Edax divisions, PANalytical, Jordan Valley and Olympus. Bruker Optics competes with a variety of companies that offer molecular spectrometry-based systems, including Thermo Fisher Scientific, PerkinElmer, Agilent, Foss, ABB Bomem, Renishaw, Buchi, Shimadzu, and Jasco. In addition, there are several smaller companies, specializing in various markets, with which we compete frequently.

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

Manufacturing and Supplies

        Several of our manufacturing facilities are certified under ISO 9001:2008 and ISO 13485, an international quality standard. We manufacture and test our magnetic resonance products at our facilities in Karlsruhe, Germany; Wissembourg, France; Zurich, Switzerland; and Billerica, Massachusetts, U.S.A. We manufacture and test our mass spectrometry products, including CBRNE detection products, at our facilities in Bremen, Germany; Leipzig, Germany; Billerica, Massachusetts, U.S.A.; Fremont, California, U.S.A.; and Goes, Netherlands. We manufacture and test our X-ray, OES and AFM products at our facilities in Karlsruhe, Germany; Berlin, Germany; Kalkar, Germany; Madison, Wisconsin, U.S.A.; Santa Barbara, California, U.S.A.; Kennewick, Washington, U.S.A.; and Yokohama, Japan. In addition, we manufacture and test our molecular spectroscopy products at our facilities in Ettlingen, Germany; Billerica, Massachusetts, U.S.A.; and The Woodlands, Texas, U.S.A. We manufacture and test the majority of our energy and superconducting products at our facilities in Hanau, Germany; Bergisch Gladbach, Germany; and Perth, Scotland. Manufacturing processes at our facilities in Europe and California, U.S.A. include all phases of manufacturing, such as machining, fabrication, subassembly, system assembly, and final testing. Our other facilities primarily perform high-level assembly, system integration, and final testing. We typically manufacture critical components in-house to ensure key competence.

        We purchase material and components from various suppliers that are either standard products or built to our specifications. We obtain some of the components included in our products from a limited group of suppliers or from a single-source supplier for items such as charge coupled device area detectors, X-ray tubes, robotics, and infrared optics. Bruker AXS has an ongoing collaboration and joint development project with the Siemens Medical Solutions Vacuum Technology Division in Germany for the development of X-ray tubes. Some Bruker AXS subsidiaries, Bruker Nano GmbH, Bruker Elemental GmbH, and Bruker AXS Handheld Inc., presently procure key X-ray detector chips and certain OES optical detectors and miniaturized X-ray sources from single-source suppliers. In addition, BEST sources niobium titanium and other niobium products from a single supplier.

Research and Development

        We commit substantial capital and resources to internal and collaborative research and development projects in order to provide innovative products and solutions to our customers. We conduct research primarily to enhance system performance and improve the reliability of existing products, and to develop new products and solutions. We expensed $177.2 million, $141.4 million and $126.4 million in 2011, 2010 and 2009, respectively, for research and development purposes. Our research and development efforts are conducted for the relevant products within each of the operating segments, as well as in collaboration on areas such as microfluidics, automation and workflow management software. We have been the recipient of government grants from Germany and the United States for various projects related to early-stage research and development. We have generally retained, at a minimum, non-exclusive rights to any items or enhancements we develop under these grants. The German government requires that we use and market technology developed under grants in order to retain our rights to the technology. We have also accepted some sponsored research contracts from private sources.

Scientific Instruments Segment

        The research and development performed in the Scientific Instruments segment is primarily conducted at our facilities in Bremen, Ettlingen, Karlsruhe and Leipzig, Germany; Faellanden, Switzerland; Wissembourg, France; Billerica, Massachusetts, U.S.A.; Madison, Wisconsin, U.S.A.; Fremont, California, U.S.A.; and Santa Barbara, California, U.S.A.

        Bruker BioSpin maintains technical competencies in core magnetic resonance technologies and capabilities, including MRI, NMR, and EPR. Recent advancements include the development of solid state Dynamic Nuclear Polarization technologies, an ongoing development that enables gains in sensitivity for NMR, high field EPR instrumentation with dedicated cryogen free magnets, high field magnet technology for preclinical research and quadruple tuned CryoProbes for biological research. Bruker Daltonics maintains technical competencies in core mass spectrometry technologies and capabilities, including MALDI, ESI, ICP and EI/CI ion sources; TOF, TOF/TOF, ion traps, FTMS and quadrupole analyzers; bioinformatics; and related software. Recent developments include an integrated multidimensional solution for proteomics that provides enhanced protein identification, structural information and distribution and quantitative information. Bruker Daltonics also developed an automated headspace sampler that compliments its gas chromatography products by allowing analysis of potentially toxic volatile organic compounds. Bruker MAT maintains technical competencies in core X-ray technologies and capabilities, including detectors used to sense X-ray and X-ray diffraction patterns, X-ray sources and optics that generate and focus the X-rays, robotics and sample handling equipment that holds and manipulates the experimental material, and software that generates the structural data. Recent projects include refining next-generation high brilliancy optics and microsources, developing new high-power X-ray sources for X-ray diffraction and protein crystallography applications, developing a TXRF system for trace element analysis in semiconductor applications, developing a new large solid angle, high-resolution, high-throughput energy dispersive X-ray detector for microanalysis, creating a high sensitivity area detector system, and developing other solution-based technologies and software applications. Bruker Optics maintains technical competencies in core vibrational spectroscopy technologies and capabilities, including FT-IR, NIR, and Raman. Recent advancements include the TANGO FT-NIR, which is Bruker Optics' next generation of pre-calibrated analyzers.

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

        We also rely upon trade secrets, know-how, trademarks, copyright protection, and licensing to develop and maintain our competitive position. We generally require the execution of confidentiality agreements by our employees, consultants, and other scientific advisors. These agreements provide that all confidential information made known during the course of a relationship with us will be held in confidence and used only for our benefit. In addition, these agreements provide that we own all inventions generated during the course of the relationship. Our management considers Bruker, Bruker Corporation, Bruker AXS, Bruker BioSpin, Bruker CAM, Bruker Daltonics, Bruker Detection, Bruker Elemental, Bruker MAT, Bruker Optics and Bruker Energy & Supercon Technologies to be our material trademarks.

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

Internal Investigation and Compliance Matters

        As previously reported, in 2011 the Audit Committee of our Board of Directors commenced an internal investigation, with the assistance of independent outside counsel and an independent forensic consulting firm, in response to certain anonymous communications received by us alleging improper conduct in connection with the China operations of our Bruker Optics subsidiary. The Audit Committee's investigation, which included a review of compliance by Bruker Optics and its employees in China and Hong Kong with the requirements of the Foreign Corrupt Practices Act (FCPA) and other applicable laws and regulations, has been completed.

        The investigation found evidence indicating that payments were made that improperly benefited employees or agents of government-owned enterprises in China. The investigation also has found evidence that certain employees of Bruker Optics in China and Hong Kong failed to comply with our corporate policies and standards of conduct. As a result, we have taken personnel actions, including the termination of certain individuals. We have also terminated our business relationships with certain third party agents, implemented an enhanced FCPA compliance program, and strengthened the financial controls and oversight at our subsidiaries operating in China and Hong Kong. We have also initiated a review of the China operations of our other subsidiaries, which is being conducted with the assistance of an independent audit firm.

        We voluntarily contacted the United States Securities and Exchange Commission (SEC) and the United States Department of Justice (DOJ) in August 2011 to advise both agencies of the internal investigation by the Audit Committee. In October 2011, we also reported the existence of the internal investigation to the Hong Kong Joint Financial Intelligence Unit and Independent Commission Against Corruption (ICAC). We have cooperated with the United States federal agencies and Hong Kong government authorities with respect to their inquiries and have provided documents and/or made witnesses available in response to requests from the governmental authorities reviewing this matter. We intend to continue to cooperate with these agencies in connection with their inquiries. As was previously the case, at this time we cannot reasonably assess the timing or outcome of these matters or their effect, if any, on our business.

        The FCPA and related statutes and regulations provide for potential monetary penalties as well as criminal and civil sanctions in connection with FCPA violations. It is possible that monetary penalties and other sanctions could be assessed by the Federal government in connection with these matters. Additionally, to the extent any payments are determined to be illegal by local government authorities, civil or criminal penalties may be assessed by such authorities and our ability to conduct business in that jurisdiction may be negatively impacted. At this time, we cannot predict the extent to which the SEC, the DOJ, the ICAC or any other governmental authorities will pursue administrative, civil injunctive or criminal proceedings, the imposition of fines or penalties or other remedies or sanctions. We cannot reasonably estimate the potential liability, if any, related to these matters resulting from any proceedings that may be commenced by the SEC, the DOJ, the ICAC or any other governmental authorities. Accordingly, no provision with respect to such matters has been recorded in the accompanying consolidated financial statements.

        It is not possible to predict at this time when the government inquiries concerning the investigation will be completed, or what actions, if any, will be taken by governmental authorities with regard to these matters. In the fiscal year ended December 31, 2011, $4.3 million was recorded for legal and other professional services incurred related to the internal investigation of these matters.

Working Capital Requirements

        There are no credit terms extended to customers that would have a material adverse effect on our working capital.

        We typically recognize revenue from system sales upon customer acceptance. To effectively operate our business, we are required to hold a significant number of systems that have been shipped to customers but are not yet accepted by the customer, or finished goods in-transit. As a result, a significant percentage of our inventory represents finished goods in-transit. Finished goods in-transit were $116.8 million and $85.3 million at December 31, 2011 and 2010, respectively. We also have well-equipped application and demonstration facilities and qualified application personnel who assist customers and provide product demonstrations in specific application areas. In total, we held $56.0 million and $48.6 million of demonstration inventory at December 31, 2011 and 2010, respectively.

Backlog

        Our backlog consists of firm orders under non-cancellable purchase orders received from customers. Total system backlog at December 31, 2011 and 2010 was $1,086.5 million and $910.4 million, respectively. We anticipate that approximately 80% of the backlog as of December 31, 2011 will be filled in 2012. We experience variable and fluctuating revenues in the first three quarters of the year, while our fourth quarter revenues have historically been stronger than the rest of the year. As a result, backlog on any particular date can be indicative of our short-term revenue performance, but is not necessarily a reliable indicator of long-term revenue performance.

Employees

        As of December 31, 2011 and 2010, we had approximately 6,000 and 5,400 full-time employees worldwide, respectively. Of these employees, approximately 1,100 and 1,050 were located in the United States as of December 31, 2011 and 2010, respectively. Our employees in the United States are not unionized or affiliated with any labor organizations. Employees based outside the U.S. are primarily located in Europe. Several of our international subsidiaries are parties to contracts with labor unions and workers' councils. We believe that we have good relationships with our employees and the workers' councils.

        As of December 31, 2011 we had approximately 2,930 full-time employees in production and distribution, 1,420 full-time employees in selling and marketing and 1,000 full-time employees in research and development. As of December 31, 2010 we had approximately 2,690 full-time and part-time employees in production and distribution, 1,280 full-time and part-time employees in selling and marketing and 920 full-time and part-time employees in research and development.

Financial Information about Geographic Areas and Segments

        Financial information about our geographic areas and segments may be found in Note 20 to our Financial Statements in this annual report on Form 10-K, included as part of Item 8 to this report, which includes information about our revenues from external customers, measure of profit and total assets by reportable segment.

Available Information

        Our website is located at www.bruker.com. We make available free of charge through this website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, (the Exchange Act), as soon as reasonably practicable after they are electronically filed with or furnished to the SEC.

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

The Audit Committee of our Board of Directors has completed its investigation into allegations of improper conduct by persons associated with the operations of our Bruker Optics subsidiary in China and Hong Kong and we could be exposed to liabilities under the Foreign Corrupt Practices Act, or FCPA, and other laws and regulations, including foreign laws.

        As a result of our international operations, we are subject to compliance with various laws and regulations, including the FCPA and other anti-bribery laws in the jurisdictions in which we do business, which generally prohibit companies and their intermediaries or agents from engaging in bribery or making improper payments to foreign officials or their agents. The FCPA also requires proper record keeping and characterization of such payments in our reports filed with the SEC. Despite maintaining policies and procedures that require our employees to comply with these laws and our standards of ethical conduct, we cannot ensure that these policies and procedures will always protect us from intentional, reckless or negligent acts committed by our employees or agents.

        In response to certain anonymous allegations of improper conduct in connection with the China operations of our Bruker Optics subsidiary, in 2011 the Audit Committee of our Board of Directors conducted an internal investigation, with the assistance of independent outside counsel and an independent forensic consulting firm. The investigation, which included a review of compliance by Bruker Optics and its employees in China and Hong Kong with the requirements of the FCPA and other applicable laws and regulations, found evidence indicating that payments were made that improperly benefited employees or agents of government-owned enterprises in China and Hong Kong. The investigation also found evidence that certain employees of Bruker Optics in China and Hong Kong failed to comply with our policies and standards of conduct. We are also conducting a review, with the assistance of an independent audit firm, of the China operations of our other subsidiaries.

        We voluntarily contacted the SEC and the DOJ in August 2011 to advise both agencies of the internal investigation by the Audit Committee. In October 2011, we also reported the existence of the internal investigation to the Hong Kong Joint Financial Intelligence Unit and Independent Commission Against Corruption. We have cooperated with the United States federal agencies and Hong Kong government authorities with respect to their inquiries and have provided documents and/or made witnesses available in response to requests from the governmental authorities reviewing this matter. We intend to continue cooperating with these agencies in connection with their inquiries. At this time, we cannot predict when any of these inquiries will be completed or what the outcome of any of these inquiries will be. These inquiries, and any proceedings that may result from these inquiries, could harm relationships with existing customers, distributors and agents and our ability to obtain new customers and partners. If the SEC or the DOJ makes a determination that we have violated federal laws, we may face severe criminal and civil sanctions, including, but not limited to, fines, penalties, disgorgement, an injunction or other equitable relief. These inquiries also could result in regulatory proceedings, and thus potentially adverse findings, that could require us to pay damages or penalties or have other remedies imposed upon us. In addition, it is possible that the findings and outcome of any of these inquiries and any subsequent regulatory proceedings could result in other lawsuits being brought against the Company and its officers and directors. Additionally, to the extent any payments are determined to be illegal by Hong Kong or other local government authorities, civil or criminal penalties may be assessed by such authorities and our ability to continue to conduct business in that jurisdiction may be negatively impacted. Thus, any adverse findings or other negative outcomes in any of these inquiries could adversely affect our business, reputation, results of operations, financial position and cash flows, and ultimately our stock price.

Unfavorable economic or political conditions in the countries in which we operate may have an adverse impact on our business results or financial condition.

        Our business and results of operations are affected by international, national and regional economic and political conditions. Many of the countries in which we operate, including particularly the United States and countries in Europe, have experienced and continue to experience uncertain economic conditions. Our business or financial results may be adversely impacted by unfavorable changes in economic or political conditions in these countries, including adverse changes in interest rates or tax rates, volatile financial and commodity markets, contraction in the availability of credit in the marketplace, and changes in capital spending patterns. Our revenue from U.S. operations represented approximately 19% and 20% of total consolidated revenue for fiscal 2011 and 2010, respectively. Our revenue from operations in Europe represented 41% and 43% of total consolidated revenue for the corresponding periods. Our revenue from operations in the Asia Pacific region represented 30% and 26% of total consolidated revenue for the respective periods. If economic growth in the U.S. and other countries slows or does not improve, or if current economic conditions in Europe do not improve or deteriorate further, or if the level of government funding for scientific research is reduced, our current or potential customers may delay or reduce purchases which could, in turn, result in reductions in sales of our products, materially and adversely affecting our results of operations and cash flows. Volatility and disruption of global financial markets could limit our customers' ability to obtain adequate financing to maintain operations and proceed with planned or new capital spending initiatives, leading to a reduction in sales volume that could materially and adversely affect our results of operations and cash flow. In addition, a decline in our customers' ability to pay as a result of a slow-down in the general global or local economy may lead to increased difficulties in the collection of our accounts receivable, higher levels of reserves for doubtful accounts and write-offs of accounts receivable, and higher operating costs as a percentage of revenues. We cannot predict how current or worsening economic conditions or political instability will affect our customers and suppliers or how any negative impact on our customers and suppliers might adversely impact our business results or financial condition.

If our products fail to achieve and sustain sufficient market acceptance across their broad intended range of applications, we will not generate expected revenue.

        Our business strategy depends on our ability to successfully commercialize a broad range of products based on our technology platforms, including, magnetic resonance technology, mass spectrometry technology, gas chromatography technology, X-ray technology, spark-OES technology, atomic force microscopy technology, stylus and optical metrology technology, infrared and Raman molecular spectroscopy technology and superconducting magnet technologies for use in a variety of life science, chemistry and materials analysis applications. Some of our products have only recently been commercially launched and have achieved only limited sales to date. The commercial success of our products depends on obtaining and expanding market acceptance of our products by our diverse industrial, academic, medical research and governmental customers around the world. We may fail to achieve or sustain substantial market acceptance for our products across the full range of our intended applications or in one or more of our principal intended applications. Any such failure could decrease our sales and revenue. To succeed, we must convince substantial numbers of potential customers to invest in new systems or replace their existing techniques with X-ray, magnetic resonance, mass spectrometry and vibrational spectroscopy techniques employing our systems. Limited funding available for capital acquisitions by our customers, as well as our customers' own internal purchasing approval policies, could hinder market acceptance of our products. Our intended customers may be reluctant to make the substantial capital investment generally needed to acquire our products or to incur the training and other costs involved with replacing their existing systems with our products. We also may not be able to convince our intended customers that our systems are an attractive and cost-effective alternative to other technologies and systems for the acquisition, analysis and management of molecular information. Additionally, if ethical and other concerns surrounding the use of genetic information, gene therapy or genetically modified organisms become widespread, we may have less demand for our products. Because of these and other factors, our products may fail to gain or sustain market acceptance.

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

        Our strategy includes expanding our technology base through selected mergers, acquisitions and strategic alliances. If we fail to execute mergers, acquisitions and strategic alliances, our technology base may not expand as quickly and efficiently as possible. Without such complementary growth from selected mergers, acquisitions and strategic alliances, our ability to keep up with the evolving needs of the markets we serve and to meet our future performance goals could be adversely affected. However, we may not be able to find attractive candidates, or enter into mergers, acquisitions or strategic alliances on terms that are favorable to us, or successfully integrate the operations of companies that we acquire. In addition, we may compete with other companies for these merger, acquisition or strategic alliance candidates, which could make such a transaction more expensive for us. If we are able to successfully identify and complete a merger, acquisition or strategic alliance, it could involve a number of risks, including, among others:

  •
  the difficulty of coordinating or consolidating geographically separate organizations and integrating personnel with different business backgrounds and corporate cultures;

  •
  the difficulty of integrating previously autonomous departments in sales and marketing, distribution, and accounting and administrative functions, and expanding and integrating information and management systems;

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

We face substantial competition.

        We face substantial competition and we expect that competition in all of our markets will increase further. Currently, our principal competition comes from established companies providing products using existing technologies which perform many of the same functions for which we market our products. Other companies also may choose to enter our fields in the future. Our competitors may develop or market products that are more effective or commercially attractive than our current or future products or that may render our products obsolete. Competition has in the past and is likely in the future to subject our products to pricing pressure. Many of our competitors have more experience in the market and substantially greater financial, operational, marketing and technical resources than we do which could give them a competitive edge in areas such as research and development, production, marketing and distribution. Our ability to compete successfully will depend, in part, on our ability to develop proprietary products that reach the market in a timely manner and are technologically superior to, less expensive than, or more cost-effective than, other currently marketed products.

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

        We currently purchase components used in our products from a limited number of outside suppliers. Our reliance on a limited number of suppliers could result in time delays associated with redesigning a product due to an inability to obtain an adequate supply of required components and reduced control over pricing, quality and timely delivery. Any of these factors could adversely affect our revenues and profitability. In particular, our X-ray microanalysis business, which manufactures and sells accessories for electron microscopes, is partially dependent on cooperation from larger manufacturers of electron microscopes. Additionally, our elemental analysis business purchases certain optical detectors from a single supplier, PerkinElmer, Inc., the sole supplier of these detector components. Bruker Daltonics purchases detectors and power supplies from sole or limited source suppliers. Bruker Optics purchases its focal plane array detectors from a single supplier, Lockheed Martin Corporation. Similarly, Bruker BioSpin obtains various components from sole or limited source suppliers and Bruker Energy & Supercon Technologies obtains various raw materials and uses key production equipment from sole or limited source suppliers or subcontractors. There are limited, if any, available alternatives to these suppliers. The existence of shortages of these components or the failure of delivery with regard to these components could have a material adverse effect upon our revenues and margins. In addition, price increases from these suppliers or subcontractors could have a material adverse effect upon our gross margins.

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

Increasing prices of raw materials could adversely affect the gross margins and profitability of our Bruker BioSpin subsidiary, and of our Bruker Energy & Supercon Technologies business.

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

        The demand for helium has also risen sharply over the last decade. The superconducting magnets used in magnetic resonance rely on liquid helium for their operation. The high global demand, in combination with periodic supply shortages, has caused prices for liquid helium to rise significantly. This has an adverse effect on the operating costs for magnetic resonance equipment, and may dampen demand for NMR, EPR, MRI and FTMS magnets in the future.

Our manufacture and sale of products could lead to product liability claims for which we could have substantial liability.

        The manufacture and sale of our products exposes us to product liability claims if any of our products cause injury or are found otherwise unsuitable during manufacturing, marketing, sale or customer use. In particular, if one of our CBRNE detection products malfunctions, this could lead to civilian or military casualties in a time of unrest, exposing us to increased potential for high-profile liability. If our CBRNE detection products malfunction by generating a false-positive to a potential threat, we could be exposed to liabilities associated with actions taken that otherwise would not have been required. Additionally, the nuclear magnetic resonance, research magnetic resonance imaging, Fourier transform mass spectrometry and certain electron paramagnetic resonance magnets of Bruker BioSpin utilize high magnet fields and cryogenics to operate at approximately 4 Kelvin, the temperature of liquid helium. There is an inherent risk of potential product liability due to the existence of these high magnetic fields, associated stray fields outside the magnet, and the handling of the cryogens associated with superconducting magnets. In addition, the Bruker Daltonics MALDI Biotyper has an IVD-CE mark and is used for the identification of microorganisms. Misidentification or a false-negative of certain bacteria, yeasts or fungi could lead to inappropriate treatment for patients, and could expose Bruker Daltonics to product liability claims.

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

        We are subject, both directly and indirectly, to the adverse impact of existing and potential future government regulation of our operations and markets. For example, exportation of our products, particularly our CBRNE detection products, is subject to strict regulatory control in a number of jurisdictions. The failure to satisfy export control criteria or obtain necessary clearances could delay or prevent shipment of products, which could adversely affect our revenues and profitability. In addition, as a result of our international operations, we are subject to compliance with various laws and regulations, including the United States Foreign Corrupt Practices Act and other anti-bribery laws in the jurisdictions in which we do business, which generally prohibit companies and their intermediaries or agents from engaging in bribery or making improper payments to foreign officials or their agents. Violations of these laws and regulations could result in severe fines and penalties, criminal sanctions, and restrictions on our business conduct and on our ability to offer our products in one or more countries, and could also materially affect our reputation, our relationships with existing customers, distributors and agents, our ability to obtain new customers and partners and our operating results. Moreover, the life sciences industry, which is the market for our principal products, has historically been heavily regulated. There are, for example, laws in several jurisdictions restricting research in genetic engineering, which can operate to narrow our markets. Given the evolving nature of this industry, legislative bodies or regulatory authorities may adopt additional regulation that adversely affects our market opportunities. Our business is also directly affected by a wide variety of government regulations applicable to business enterprises generally and to companies operating in the life sciences industry in particular. We note that, as a result of developing and selling products which are the subject of such regulation, we have been, are, and expect to be in the future, subject to inquiries from the government agencies which enforce these regulations, including the U.S. Department of State, the U.S. Department of Commerce, the U.S. Food and Drug Administration, the U.S. Internal Revenue Service, the U.S. Department of Homeland Security, the U.S. Department of Justice, the Securities and Exchange Commission, the Federal Trade Commission, the U.S. Customs and Border Protection and the U.S. Department of Defense, among others, as well as from state or foreign governments and their departments and agencies. As a result, from time to time, the attention of our management and other resources may be diverted to attend to these inquiries. In addition, failure to comply with these regulations or obtain or maintain necessary permits and licenses could result in a variety of fines or other censures or an interruption in our business operations which may have a negative impact on our ability to generate revenues.

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

Armed hostilities could constrain our ability to conduct business internationally and could also disrupt our global operations.

        The current world unrest, or the responses of the United States, may lead to further acts of terrorism and civil disturbances in the United States or elsewhere, which may further contribute to economic instability in the United States, Europe and elsewhere. These attacks or armed conflicts may affect our physical facilities or those of our suppliers or customers and could have an impact on our domestic and international sales, our supply chain, our production capability, our insurance premiums or the ability to purchase insurance and our ability to deliver our products to our customers. The consequences of these risks are unpredictable, and their long-term effect upon us is uncertain.

We derive a significant portion of our revenue from international sales and are subject to the risks of doing business in foreign countries.

        International sales account and are expected to continue to account for a significant portion of our total revenues. Our revenue from non-U.S. operations represented approximately 81% and 80% of our total consolidated revenue for fiscal 2011 and 2010, respectively. Our international operations are, and will continue to be, subject to a variety of risks associated with conducting business internationally, many of which are beyond our control. These risks, which may adversely affect our ability to achieve and maintain profitability and our ability to sell our products internationally, include:

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

  •
  limited intellectual property rights; and

  •
  the burden of complying with a wide variety of complex foreign laws and treaties, including unfavorable labor regulations, specifically those applicable to our European operations, as well as U.S. and local laws affecting the activities of U.S. companies abroad, including the Foreign Corrupt Practices Act and local anti-bribery laws.

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

        Our exposure to currency exchange rate fluctuations results primarily from the currency translation exposure associated with the preparation of our consolidated financial statements and from the exposure associated with transactions of our subsidiaries that are denominated in a currency other than the respective subsidiary's functional currency. While our financial results are reported in U.S. Dollars, the financial statements of many of our subsidiaries outside the United States are prepared using the local currency as the functional currency. During consolidation, these results are translated into U.S. Dollars by applying appropriate exchange rates. As a result, fluctuations in the exchange rate of the U.S. Dollar relative to the local currencies in which our foreign subsidiaries report could cause significant fluctuations in our reported results. Moreover, as exchange rates vary, revenue and other operating results may differ materially from our expectations.

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

        We have announced that we intend to sell a minority ownership position in our wholly-owned subsidiary, BEST, via an initial public offering, or IPO. BEST has filed an initial registration statement to register such portion of its shares. We may not complete the IPO, in which event we will have incurred significant expenses, which we will be unable to recover, and for which we will not receive any benefit. Additionally, our strategic objectives for the IPO, including improving visibility into BEST's performance and growth relative to the market and strengthening BEST's access to financing for its growth initiatives, are based on the completion of the IPO. If we do not complete the IPO, we will need to pursue alternative means of accomplishing these strategic objectives.

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

        As of February 22, 2012, our majority stockholders, including our Chairman, President and Chief Executive Officer Frank Laukien, and Director and Executive Chairman of the Bruker BioSpin Group Joerg Laukien and other Laukien family members owned, in the aggregate, approximately 48% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change in control of our company and will make some transactions difficult or impossible to accomplish without the support of these stockholders.

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

ITEM 1B    UNRESOLVED STAFF COMMENTS

        We have not received any written comments from the staff of the Securities and Exchange Commission regarding our periodic or current reports that (1) we believe are material, (2) were issued not less than 180 days before the end of our 2011 fiscal year end, and (3) remain unresolved.

ITEM 2    PROPERTIES

        We believe that our existing principal facilities are well maintained and in good operating condition and that they are adequate for our foreseeable business needs.

        In addition to the principal facilities noted below we lease additional facilities for sales, applications and service support in various countries throughout the world including Australia, Austria, Belgium, Brazil, Canada, China, Czech Republic, Estonia, Finland, France, Germany, Hong Kong, India, Israel, Italy, Japan, Malaysia, Mexico, Netherlands, Poland, Portugal, Russia, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan, Ukraine, the United Kingdom and the United States. If we should require additional or alternative facilities, we believe that such facilities can be obtained on short notice at competitive rates.

        The location and general character of our principal properties by operating segment are as follows:

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

  •
  an owned 270,000 square foot facility and a leased 55,000 square foot facility in Faellanden, Switzerland;

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

        Bruker MAT's five principal facilities are located in Karlsruhe, Berlin and Kalkar, Germany; Madison, Wisconsin, U.S.A.; and Santa Barbara, California, U.S.A. These facilities, which incorporate manufacturing, research and development, application and demonstration, marketing and sales and administration functions for the businesses of Bruker MAT, include:

  •
  an owned 97,000 square foot facility and an owned 35,000 square foot facility in Karlsruhe, Germany;

  •
  an owned 155,000 square foot facility in Berlin, Germany;

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

  •
  a leased 128,000 square foot facility in Hanau, Germany;

  •
  a leased 66,000 square foot facility in Bergisch Gladbach, Germany; and

  •
  a leased 31,000 square foot facility in Alzenau, Germany.

        We are expanding our operations to support our planned future growth and we expect to add an additional 43,000 square feet of leased space in Köln-Dellbrück, Germany by the end of 2012.

ITEM 3    LEGAL PROCEEDINGS

        As previously reported, in September 2008 Roenalytic GmbH, previously known as Roentgenanalytik Appartebau GmbH ("RAA"), filed a civil proceeding with the regional court of Frankfurt am Main in Germany against a Bruker MAT subsidiary in connection with alleged improper use of certain intellectual property of RAA. Following a series of hearings, in December 2009 the court appointed an independent software expert to investigate the copyright infringement allegations made by RAA and provide an opinion to the court relating to the alleged infringement. RAA filed for insolvency in August 2010 and the court-appointed receiver elected to proceed with the litigation. In May 2011, the independent software expert provided its opinion, suggesting findings that may support certain of the allegations made by RAA. This matter was resolved in the fourth quarter of 2011.

        On November 4, 2011, Hyphenated Systems, LLC filed an action in California Superior Court, Santa Clara County, against the Company and Veeco Metrology, Inc. in connection with certain agreements entered into prior and subsequent to the Company's acquisition of all of the shares of Veeco Metrology, Inc. in October 2010. Upon the closing of the acquisition, Veeco Metrology, Inc. was renamed Bruker Nano, Inc. ("Bruker Nano"). The suit, which also names two employees of Bruker Nano, claims unspecified damages for breach of contract, fraud and unfair competition in connection with the performance of the agreements. The Company believes the claims to be without merit and intends to vigorously defend this action.

        As previously reported, in 2011 the Audit Committee of the Company's Board of Directors commenced an internal investigation, with the assistance of independent outside counsel and an independent forensic consulting firm, in response to certain anonymous communications received by the Company alleging improper conduct in connection with the China operations of the Company's Bruker Optics subsidiary. The Audit Committee's investigation, which included a review of compliance by Bruker Optics and its employees in China and Hong Kong with the requirements of the Foreign Corrupt Practices Act, or FCPA, and other applicable laws and regulations, has been completed.

        The investigation found evidence indicating that payments were made that improperly benefited employees or agents of government-owned enterprises in China and Hong Kong. The investigation also has found evidence that certain employees of Bruker Optics in China and Hong Kong failed to comply with the Company's policies and standards of conduct. As a result, the Company has taken personnel actions, including the termination of certain individuals. The Company has also terminated its business relationships with certain third party agents, implemented an enhanced FCPA compliance program, and strengthened the financial controls and oversight at its subsidiaries operating in China and Hong Kong. Company management has also initiated a review of the China operations of its other subsidiaries, which is being conducted with the assistance of an independent audit firm.

        The Company voluntarily contacted the United States Securities and Exchange Commission and the United States Department of Justice in August 2011 to advise both agencies of the internal investigation by the Audit Committee. In October 2011, the Company also reported the existence of the internal investigation to the Hong Kong Joint Financial Intelligence Unit and Independent Commission Against Corruption, or ICAC. The Company has cooperated with the United States federal agencies and Hong Kong government authorities with respect to their inquiries and has provided documents and/or made witnesses available in response to requests from the governmental authorities reviewing this matter. The Company intends to continue to cooperate with these agencies in connection with their inquiries. As was previously the case, at this time the Company cannot reasonably assess the timing or outcome of these matters or their effect, if any, on the Company's business.

        The FCPA and related statutes and regulations provide for potential monetary penalties as well as criminal and civil sanctions in connection with FCPA violations. It is possible that monetary penalties and other sanctions could be assessed by the Federal government in connection with these matters. Additionally, to the extent any payments are determined to be illegal by local government authorities, civil or criminal penalties may be assessed by such authorities and the Company's ability to conduct business in that jurisdiction may be negatively impacted. At this time, the Company cannot predict the extent to which the SEC, the DOJ, the ICAC or any other governmental authorities will pursue administrative, civil injunctive or criminal proceedings, the imposition of fines or penalties or other remedies or sanctions. The Company cannot reasonably estimate the potential liability, if any, related to these matters resulting from any proceedings that may be commenced by the SEC, the DOJ, the ICAC or any other governmental authorities. Accordingly, no provision with respect to such matters has been recorded in the accompanying consolidated financial statements.

        It is not possible to predict at this time when the government inquiries concerning the investigation will be completed, or what actions, if any, will be taken by governmental authorities with regard to these matters. In the fiscal year ended December 31, 2011, $4.3 million was recorded for legal and other professional services incurred related to the internal investigation of these matters.

ITEM 4    MINE SAFETY DISCLOSURE

        Not applicable.

PART II

ITEM 5    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices

        Our common stock is traded on the Nasdaq Global Select Market under the symbol "BRKR." The following table sets forth, for the period indicated, the high and low sales prices for our common stock as reported on the Nasdaq Global Select Market:

	High	Low
First Quarter 2011	$20.92	$15.96
Second Quarter 2011	21.65	17.21
Third Quarter 2011	21.30	12.28
Fourth Quarter 2011	15.70	11.48
First Quarter 2010	$14.98	$12.08
Second Quarter 2010	15.85	11.73
Third Quarter 2010	14.47	10.52
Fourth Quarter 2010	17.65	13.93

        As of February 22, 2012, there were approximately 110 holders of record of our common stock. This number does not include individual beneficial owners of shares held in nominee name or within clearinghouse positions of brokerage firms and banks. The official close price per share of our common stock on February 22, 2012, as reported by the Nasdaq Global Select Market, was $16.05.

Dividends

        We have never declared or paid cash dividends on our capital stock. We currently anticipate that we will retain all available funds for use in our business and do not anticipate paying any cash dividends in the foreseeable future. The terms of certain debt facilities restrict our ability to pay cash dividends.

Recent Sales of Unregistered Securities

        There were no unregistered sales of equity securities during the fourth quarter of fiscal 2011.

Issuer Purchases of Equity Securities

        There were no issuer purchases made by or on behalf of the Company or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act during the fourth quarter of fiscal 2011.

Stock Price Performance Graph

        The graph below shows the cumulative stockholder return, assuming the investment of $100 (and the reinvestment of any dividends thereafter) for the period beginning on December 31, 2006 and ending on December 31, 2011, for our common stock, stocks traded on Nasdaq and a peer group consisting of companies traded on Nasdaq with Standard Industry Classification, or SIC, codes from 3800 to 3899, representing measuring instruments, photo, medical and optical goods and timepieces. The stock price performance of Bruker Corporation shown in the following graph is not indicative of future stock price performance.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2011

Cumulative Total Return Index for:	2006	2007	2008	2009	2010	2011
Bruker Corporation	$100.0	$177.1	$53.8	$160.6	$221.0	$165.4
NASDAQ Stock Market (US companies)	100.0	108.5	66.4	95.4	113.2	113.8
NASDAQ Stock Market (US companies , SIC 3800-3899— measuring instruments, photo, med & optical goods, timepieces)	100.0	131.1	66.4	90.0	107.7	112.8

        The data for this performance graph was compiled by Zack's Investment Research, Inc. and is used with their permission.

ITEM 6    SELECTED FINANCIAL DATA

        On February 26, 2008, we completed our acquisition of Bruker BioSpin. The Company and Bruker BioSpin were majority owned by affiliated stockholders prior to the acquisition. As a result, our acquisition of Bruker BioSpin was considered a business combination of entities under common control and was accounted for at historical carrying values. Historical consolidated balance sheets, statements of income and statements of cash flows were restated by combining the historical audited financial statements of the Company with those of Bruker BioSpin. The consolidated statements of income data for each of the years ended December 31, 2011, 2010 and 2009, and the consolidated balance sheet data as of December 31, 2011 and 2010, have been derived from our audited financial statements included in Item 8 of this report. The combined statements of income data and combined balance sheet data for certain other periods presented were derived by combining amounts from the historical audited financial statements of Bruker Corporation and Bruker BioSpin.

        The data presented below was derived from financial statements that were prepared in accordance with U.S. generally accepted accounting principles and should be read with the consolidated and combined financial statements, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report on Form 10-K.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in millions, except per share data)
Consolidated/Combined Statements of
Operation Data:
Product revenue	$1,445.6	$1,145.4	$985.3	$974.9	$913.2
Service revenue	194.8	151.1	122.4	126.9	115.4
Other revenue	11.3	8.4	6.8	5.3	3.8
Total revenue	1,651.7	1,304.9	1,114.5	1,107.1	1,032.4
Total costs and operating expenses	1,496.1	1,149.2	977.8	998.9	894.7
Operating income	155.6	155.7	136.7	108.2	137.7
Net income attributable to Bruker Corporation	92.3	95.4	81.2	64.9	98.9
Net income per common share attributable to
Bruker Corporation shareholders:
Basic	$0.56	$0.58	$0.50	$0.40	$0.61
Diluted	$0.55	$0.58	$0.49	$0.39	$0.60

        In 2011, we recorded acquisition-related costs of $4.2 million related to our recently completed acquisitions, $4.3 million of costs related to our internal investigation into the China operations of Bruker Optics, $1.3 million of restructuring charges related to the Berlin operations of our atomic force microscopy business and $0.2 million of other charges during 2011. In 2011, we also wrote-off $3.4 million of deferred offering costs because the timing of a future initial public offering for our BEST subsidiary is uncertain. Our provision for income taxes in 2011 includes approximately $6.3 million of tax expense associated with on-going tax audits in Germany and Switzerland offset by tax benefits associated with reversing certain valuation allowances in the United States.

        In 2010, we recorded $4.6 million of acquisition-related costs in connection with our acquisitions of the chemical analysis business from Agilent Technologies, Inc. and the nano surfaces business from Veeco Instruments Inc. In addition, we recorded a loss of $1.0 million in connection with the divestiture of a business and $0.2 million of restructuring charges in 2010.

        In 2009, we recorded a gain of $1.3 million in connection with the acquisition of the research instruments business from Varian Medical Systems, Inc. and acquisition-related costs in connection with this acquisition of $0.8 million. The results for 2009 also include impairment charges of $0.7 million and restructuring charges of $0.2 million.

        In 2008, we recorded acquisition-related charges of $6.2 million related to our acquisition of Bruker BioSpin and $2.3 million of restructuring charges. Our provision for income taxes in 2008 includes net tax benefits of $9.5 million related to reversing certain valuation allowances on deferred tax assets and reaching the more-likely-than-not threshold for recognizing certain tax receivables.

        In 2007, we recorded acquisition-related charges of $7.4 million related to our acquisitions of Bruker BioSpin and Bruker Optics. We also recorded a tax benefit of $10.1 million related to a change in tax law that was enacted in Germany.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in millions)
Consolidated/Combined Balance Sheet Data:
Cash and cash equivalents, short-term investments and restricted cash	$248.2	$233.3	$209.1	$167.7	$344.6
Working capital	438.3	219.6	333.3	301.0	472.6
Total assets	1,710.5	1,549.8	1,172.3	1,116.3	1,310.7
Total debt	303.1	301.0	137.7	223.8	44.2
Other long-term liabilities	110.4	104.3	97.3	101.1	105.5
Total shareholders' equity	624.9	527.4	418.8	312.7	635.5

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

  •
  Critical Accounting Policies.  This section discusses the accounting estimates that are considered important to our financial condition and results of operations and require us to exercise subjective or complex judgments in their application. All of our significant accounting policies, including our critical accounting policies and estimates, are summarized in Note 2 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

  •
  Results of Operations.  This section provides our analysis of the significant line items on our consolidated statement of income for the year ended December 31, 2011 compared to the year ended December 31, 2010 and for the year ended December 31, 2010 compared to the year ended December 31, 2009.

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

EXECUTIVE OVERVIEW

Business Overview

        Bruker Corporation and its wholly-owned subsidiaries design, manufacture, service and market proprietary life science and materials research systems based on our technology platforms, including magnetic resonance technologies, mass spectrometry technologies, gas chromatography technologies, X-ray technologies, spark-optical emission spectroscopy, atomic force microscopy, stylus and optical metrology technology and infrared and Raman molecular spectroscopy technologies. We sell a broad range of field analytical systems for chemical, biological, radiological, nuclear and explosive, or CBRNE, detection. We also develop and manufacture low temperature and high temperature superconducting wire products and superconducting wire and superconducting devices for use in advanced magnet technology, physics research and energy applications. Our diverse customer base includes life science, pharmaceutical, biotechnology and molecular diagnostic research companies, academic institutions, advanced materials and semiconductor industries and government agencies. Our corporate headquarters are located in Billerica, Massachusetts. We maintain major technical and manufacturing centers in Europe, North America and Japan and we have sales offices located throughout the world.

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

        We are organized into five operating segments: Bruker BioSpin, Bruker Daltonics, Bruker MAT, Bruker Optics, and Bruker Energy & Supercon Technologies. Bruker BioSpin is in the business of designing, manufacturing and distributing life science tools based on magnetic resonance technology. Bruker Daltonics is in the business of designing, manufacturing, and distributing mass spectrometry and gas chromatography instruments and solutions for life sciences, including proteomics, metabolomics, and clinical research applications. Our mass spectrometry and gas chromatography instruments also provide solutions for applied markets that include food safety, environmental analysis and fuel analysis. Bruker Daltonics also designs, manufactures, and distributes various analytical instruments for CBRNE detection. Bruker MAT is in the business of designing, manufacturing, and distributing advanced X-ray, combustion analysis, atomic force microscopy, and stylus and optical metrology instrumentation used in molecular, materials, and elemental analysis. Bruker Optics is in the business of designing, manufacturing, and distributing research, analytical, and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy technologies. Bruker Energy & Supercon Technologies is in the business of developing and producing superconducting materials and devices based primarily on metallic low temperature superconductors and ceramic high temperature superconductors with applications in renewable energy, energy infrastructure, medical imaging and life science analytics and "big science" research, which typically consists of large scale projects funded by a government or a group of governments.

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

Financial Overview

        For the year ended December 31, 2011, our revenue increased by $346.8 million, or 26.6%, to $1,651.7 million, compared to $1,304.9 million for the year ended December 31, 2010. Included in this change in revenue is an increase of approximately $78.9 million from the impact of foreign exchange due to the weakening of the U.S. Dollar versus the Euro, Swiss Franc and other foreign currencies and an increase of approximately $148.5 million attributable to recent acquisitions. Excluding the effects of foreign exchange and our recent acquisitions, revenue increased by $119.4 million, or 9.2%. The increase in revenue on an adjusted basis is attributable to both the Scientific Instruments segment, which increased by $105.8 million, or 8.6%, and the Energy & Supercon Technologies segment, which increased by $17.9 million, or 19.8%.

        Revenue in the Scientific Instruments segment reflects an increase in sales from many of our core technologies, particularly X-ray and elemental analysis, magnetic resonance, mass spectrometry and molecular spectroscopy products. The mix of products sold in the Scientific Instruments segment during 2011 reflects increased demand from academic, government and industrial customers. We attribute the increase in sales to academic and government customers to increased spending from these customers, to new product introductions and to stimulus packages implemented by governments of various countries, particularly the U.S. We continue to closely monitor spending patterns from governments and academic customers and we believe that funding for our products will remain stable, or grow, in most of our key markets. The improvement in revenues from our industrial customers reflects continued growth in these end markets and our new product introductions. Revenues in the Energy & Supercon Technologies segment increased due to higher demand for low temperature superconducting wire.

        Income from operations for the year ended December 31, 2011 was $155.6 million, resulting in an operating margin of 9.4%, compared to income from operations of $155.7 million, resulting in an operating margin of 11.9%, for the year ended December 31, 2010. Included in income from operations are various charges to inventory, amortization of acquisition-related intangible assets and other acquisition-related costs, deferred offering costs that have been written-off and legal and other professional services fees related to our internal FCPA investigation totaling, in the aggregate, $40.5 million and $22.2 million in 2011 and 2010, respectively. Excluding these charges, operating margins were 11.9% in 2011 and 13.6% in 2010. Operating margins decreased, despite growth in our revenues and gross profits, because of the mix of products sold and higher operating expenses.

        Gross profit for the year ended December 31, 2011 was $752.5 million compared to $604.0 million for the year ended December 31, 2010. Our gross profit margin for the year ended December 31, 2011 was 45.6%, compared with 46.3% for the year ended December 31, 2010. However, excluding the effect of inventory reserves related to certain specialty magnets and the effects of recently completed acquisitions, including amortization expense totaling, in the aggregate $15.1 million and $4.3 million in 2011 and 2010, respectively, gross profit margins decreased to 47.0% in 2011 compared with 47.4% in 2010. Gross profit margins in 2011 benefitted from the higher revenues described above and sales of our newly introduced products which were designed to carry higher gross margins than our previous generations of products. In addition, our acquisition of the nano surfaces business had a positive impact on our gross profit margins in 2011. However, the mix of products sold, including our gas chromatography and inductively coupled plasma products, negatively impacted our gross profit margins. The chemical analysis business contributed to lower gross profit margins due to higher than planned production costs which were caused, in part, by costs and lost production time associated with relocating factories from former Varian Inc. sites to our own facilities. Changes in foreign currency exchange rates, primarily the strengthening of the Euro and Swiss Franc, also contributed to the increase because the majority of our production facilities are located in Europe.

        Selling, general and administrative expenses and research and development expenses increased to $583.8 million, or 35.3% of revenue, in 2011 from $442.5 million, or 33.9% of revenue, in 2010. The increase in selling, general and administrative expenses and research and development expenses in 2011 is attributable to increases in headcount from our recent acquisitions and increases in headcount to support planned revenue growth in our existing businesses. We also incurred higher commission expenses as a result of increases in new orders and revenues. Changes in foreign currency exchange rates, primarily the strengthening of the Euro and Swiss Franc, also contributed to the increase because the majority of our employees are located in Europe. We are focused on controlling costs and are implementing selective cost saving programs with the goal of reducing operating expenses and improving operating margins in 2012.

        We incurred approximately $7.3 million of interest expense during the year ended December 31, 2011 compared to $5.6 million during the year ended December 31, 2010. The increase in interest expense relates primarily to increases in the amounts borrowed under the revolving portion of our credit agreement. The increase in outstanding revolving loans is attributable to $167.6 million that we borrowed in October 2010 to finance the acquisition and short-term working capital requirements of the nano surfaces business and an additional $31.0 million that we borrowed in September 2011 to finance the acquisition of the tribology business and for general corporate purposes.

        In May 2011, we entered into an amendment and restatement of our credit agreement. The amended credit agreement increased the maximum commitment on our revolving credit line to $250.0 million and extended the maturity date on the revolving line of credit to May 2016. In addition, in January 2012 we entered into a note purchase agreement with a group of accredited institutional investors. Under the note purchase agreement we issued and sold $240.0 million of senior notes that consisted of $20.0 million of senior notes due January 18, 2017; $15.0 million of senior notes due January 18, 2019; $105.0 million of senior notes due January 18, 2022; and $100.0 million of senior notes due January 18, 2024. We used a portion of the net proceeds from the senior notes to reduce amounts outstanding under our revolving credit facility and intend to use the remainder for general corporate purposes.

        Our effective tax rate for 2011 was 35.4%, compared to 35.5% for 2010. Our provision for income taxes in 2011 includes approximately $6.3 million of tax expense from additional reserves recorded in connection with ongoing tax audits in Germany and Switzerland. In 2010, we recorded reserves of $2.8 million related to the tax audit in Switzerland. The change in our effective tax rate, excluding the increase in reserves for tax audits, relates primarily to reversing certain valuation allowances in the United States.

        Our net income attributable to the shareholders of Bruker Corporation for the year ended December 31, 2011 was $92.3 million, or $0.55 per diluted share, compared to $95.4 million, or $0.58 per diluted share, for the year ended December 31, 2010.

CRITICAL ACCOUNTING POLICIES

        This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, the expensing and capitalization of research and developments costs for software, stock-based compensation expense, restructuring and other related charges, income taxes, including the recoverability of deferred tax assets, allowances for doubtful accounts, reserves for excess and obsolete inventories, estimated fair values of long-lived assets used to evaluate the recoverability of intangible assets and goodwill, expected future cash flows used to evaluate the recoverability of intangible assets and long-lived assets, warranty costs, derivative financial instruments and contingent liabilities. We base our estimates and judgments on historical experience, current market and economic conditions, industry trends and other assumptions that we believe are reasonable and form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

        We believe the following critical accounting policies to be both those most important to the portrayal of our financial position and results of operations and those that require the most subjective judgment.

        Revenue recognition.    We recognize revenue from system sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, title and risk of loss has been transferred to the customer and collectability of the resulting receivable is reasonably assured. Title and risk of loss generally are transferred to the customer upon receipt of a signed customer acceptance form for a system that has been shipped, installed, and for which the customer has been trained. As a result, the timing of customer acceptance or readiness could cause our reported revenues to differ materially from expectations. When products are sold through an independent distributor or a strategic distribution partner who assumes responsibility for installation, we recognize the system sale when the product has been shipped and title and risk of loss have been transferred to the distributor. Our distributors do not have price protection rights or rights of return; however, our products are typically warranted to be free from defect for a period of one year. Revenue is deferred until cash is received when collectability is not reasonably assured, such as when a significant portion of the fee is due over one year after delivery, installation and acceptance of a system. For arrangements with multiple elements we allocate revenue to each element based on the relative fair value of each element, using the relative selling price method. The fair value of each element is based on our vendor specific objective evidence, if available. If vendor specific objective evidence is not available we use evidence from third-parties or when third-party evidence is not available, we use management's best estimate of the selling price. Revenue from accessories and parts is recognized upon shipment and service revenue is recognized as the services are performed. We also have contracts for which we apply the percentage-of-completion model of revenue recognition and the milestone method of revenue recognition. Application of the percentage-of-completion method requires us to make reasonable estimates of the extent of progress toward completion of the contract and the total costs we will incur under the contract. Changes in our estimates could affect the timing of revenue recognition.

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

        Goodwill, other intangible assets and other long-lived assets.    We evaluate whether goodwill is impaired annually and when events occur or circumstances change. We test goodwill for impairment at the reporting unit level, which is the operating segment or one level below an operating segment. In 2011, an amendment to the goodwill impairment guidance was issued that provides entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary before performing the two-step test that was previously required. The qualitative assessment requires significant judgments by management about macro-economic conditions including the entity's operating environment, its industry and other market considerations; entity-specific events related to financial performance or loss of key personnel; and other events that could impact the reporting unit. We adopted the provisions of this amendment for our annual test of impairment as of December 31, 2011 and concluded, based on our qualitative assessment, that no further testing was required. In the future, if we conclude that further testing is required, the impairment test involves a two-step process. The first step involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using an income approach methodology of valuation that includes the discounted cash flow method. Estimating the fair value of the reporting units requires significant judgments by management about the future cash flows. If the carrying amount of a reporting unit exceeds the fair value of the reporting unit, we perform the second step of the goodwill impairment test to measure the amount of the impairment. In the second step of the goodwill impairment test we compare the implied fair value of the reporting unit's goodwill with the carrying value of that goodwill. We also review finite-lived intangible assets and other long-lived assets when indications of potential impairment exist, such as a significant reduction in undiscounted cash flows associated with the assets. Should the fair value of our long-lived assets decline because of reduced operating performance, market declines, or other indicators of impairment, a charge to operations for impairment may be necessary.

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

RESULTS OF OPERATIONS

  Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Consolidated Results

        The following table presents our results for the years ended December 31, 2011 and 2010 (dollars in millions, except per share data):

	Year Ended December 31,
	2011	2010
Product revenue	$1,445.6	$1,145.4
Service revenue	194.8	151.1
Other revenue	11.3	8.4

Total revenue	1,651.7	1,304.9
Cost of product revenue	792.5	621.5
Cost of service revenue	106.7	79.4

Total cost of revenue	899.2	700.9

Gross profit	752.5	604.0
Operating expenses:
Selling, general and administrative	406.6	301.1
Research and development	177.2	141.4
Write-off of deferred offering costs	3.4	—
Other charges	9.7	5.8

Total operating expenses	596.9	448.3

Operating income	155.6	155.7
Interest and other income (expense), net	(10.1)	(5.6)

Income before income taxes and noncontrolling interest in consolidated subsidiaries	145.5	150.1
Income tax provision	51.5	53.3

Consolidated net income	94.0	96.8
Net income attributable to noncontrolling interest in consolidated subsidiaries	1.7	1.4

Net income attributable to Bruker Corporation	$92.3	$95.4

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.56	$0.58
Diluted	$0.55	$0.58
Weighted average common shares outstanding:
Basic	165.4	164.4
Diluted	166.9	165.7

Revenue

        Our revenue increased by $346.8 million, or 26.6%, to $1,651.7 million for the year ended December 31, 2011, compared to $1,304.9 million for the year ended December 31, 2010. Included in this change in revenue is an increase of approximately $78.9 million from the impact of foreign exchange due to the weakening of the U.S. Dollar versus the Euro and other foreign currencies and an increase of approximately $148.5 million attributable to our recent acquisitions. Excluding the effect of foreign exchange and our recent acquisitions, revenue increased by $119.4 million, or 9.2%. The increase in revenue, on an adjusted basis, is attributable to both the Scientific Instruments segment, which increased by $105.8 million, or 8.6%, and the Energy & Supercon Technologies segment, which increased by $17.9 million, or 19.8%. Revenue in the Scientific Instruments segment reflects an increase in sales many of our core technologies. Revenue in the Energy & Supercon Technologies segment increased due to higher demand for low temperature superconducting wire.

        Revenue in the Scientific Instruments segment reflects an increase in sales from many of our core technologies, particularly X-ray and elemental analysis, magnetic resonance, mass spectrometry and molecular spectroscopy products. The mix of products sold in the Scientific Instruments segment during 2011 reflects increased demand from academic, government and industrial customers. We attribute the increase in sales of mass spectrometry and magnetic resonance products to spending by academic and government customers, to new product introductions and to stimulus packages implemented by governments of various countries, particularly the U.S. While many European governments have announced their intentions to reduce overall spending, a number of our key European markets, including Germany, France and the U.K., have announced that research spending will remain stable, or grow in some cases. Based on the announcements from these governments and the European Union, we believe that funding for the majority of our products and markets will remain stable, or grow, in most of our key European markets. The improvement in revenues from our industrial customers reflects an ongoing economic improvement in these end markets. We remain optimistic that the industrial markets we serve will continue to improve.

Cost of Revenue

        Our cost of revenue for the year ended December 31, 2011, was $899.2 million, resulting in a gross profit margin of 45.6%, compared to cost of product and service revenue of $700.9 million, resulting in a gross profit margin of 46.3%, for the year ended December 31, 2010. The increase in cost of revenue is primarily a function of the higher material costs that result from the higher revenues described above. However, the increase in costs is also attributable to increases in headcount from our recent acquisitions and increases in headcount to support our current production requirements. The chemical analysis business also contributed to the increase in cost of revenue because of the costs associated with relocating factories from former Varian Inc. sites to our own facilities. Changes in foreign currency exchange rates, primarily the strengthening of the Euro and Swiss Franc, also contributed to the increase in cost of revenue because the majority of our production facilities are located in Europe.

        We recorded $15.1 million of amortization expense in cost of revenue associated with technology-related intangible assets and an additional $4.5 million representing the difference between the fair value and historical cost of inventories acquired in business combinations and sold in 2011. Our cost of revenue in 2011 also includes $4.6 million of inventory reserves for the rework of certain specialty magnets that did not meet customer specifications. In 2010, we recorded $4.3 million of amortization expense in cost of revenue, $7.2 million related to the fair value of inventories acquired in recent acquisitions and $3.4 million related to the specialty magnets that did not meet customer specifications.

Selling, General and Administrative

        Our selling, general and administrative expense for the year ended December 31, 2011 increased to $406.6 million, or 24.6% of revenue, from $301.1 million, or 23.1% of revenue, for the year ended December 31, 2010. The increase in selling, general and administrative expenses is attributable to increases in headcount from recent acquisitions, primarily the nano surfaces and chemical analysis businesses, and increases in headcount to support planned revenue growth in our existing businesses. In addition, an increase in new order bookings and revenue in 2011 resulted in higher commission expense. Changes in foreign currency exchange rates, primarily the strengthening of the Euro, also negatively impacted our selling, general and administrative expenses because a majority of our selling and marketing employees are located in Europe.

Research and Development

        Our research and development expense for the year ended December 31, 2011 increased to $177.2 million, or 10.7% of revenue, from $141.4 million, or 10.8% of revenue, for the year ended December 31, 2010. The increase in research and development expenses is attributable to increases in headcount from recent acquisitions and increases in headcount and material costs to support future product introductions in our existing businesses. The increase in research and development expenses is also attributable to changes in foreign currency exchange rates, primarily the strengthening of the Euro, which negatively impact our research and development expenses because a majority of our research and development is performed in Europe.

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

Other Charges

        Other charges, net of $9.7 million recorded in 2011 consist of charges recorded entirely in the Scientific Instruments segment. The charges recorded in 2011 consist of $4.2 million of acquisition-related costs associated with the nano surfaces business, chemical analysis business and other acquisitions completed during the year. Acquisition-related costs consist of costs incurred under transition service arrangements we entered into with the sellers of the nano surfaces and chemical analysis businesses and transaction costs, including legal, accounting and other fees. The transition services agreements expired in 2011 and we do not expect these costs to recur. Other charges, net for the year ended December 31, 2011 also includes $4.3 million of legal and other professional service fees associated with our internal investigation into the China operations of Bruker Optics.

        Other charges, net of $5.8 million recorded in 2010 consist of charges recorded entirely in the Scientific Instruments segment. The charges recorded in 2010 consist of $4.6 million of acquisition-related costs, $0.2 million of restructuring charges and a loss of $1.0 million recorded in connection with the divestiture of a business. Acquisition-related costs recorded in 2010 relate to our acquisitions of the nano surfaces and chemical analysis businesses and consist of costs incurred under transition service arrangements we entered into with the sellers and transaction costs, including legal, accounting and other fees. Restructuring charges related primarily to severance incurred in connection with closing a production facility in Herzogenrath, Germany and the loss on the sale of investment is associated with our investment in Bruker Baltic, Ltd., a manufacturing site located in Riga, Latvia that was engaged in the production of certain components used in our X-ray product lines. The restructuring charges and loss on investment were incurred as part of a broader corporate strategy of reducing costs and consolidating critical production know-how in certain key production sites.

Interest and Other Income (Expense), Net

        Interest and other income (expense), net during the year ended December 31, 2011 was $(10.1) million, compared to $(5.6) million for the year ended December 31, 2010.

        During the year ended December 31, 2011, the major components within interest and other income (expense), net, consisted of net interest expense of $6.3 million and realized and unrealized losses on foreign currency transactions of $4.4 million. During the year ended December 31, 2010, the major components within interest and other income (expense), net, consisted of net interest expense of $4.7 million and realized and unrealized losses on foreign currency transactions of $1.5 million.

        The increase in interest expense is primarily a function of higher average outstanding debt balances throughout 2011 and, to a lesser degree, an increase in the average interest rates we pay on outstanding borrowings. Losses on foreign currency exchange rates were primarily a function of changes in exchange rates between the Euro and the Swiss Franc against the U.S. Dollar.

Provision for Income Taxes

        The income tax provision for the year ended December 31, 2011 was $51.5 million compared to an income tax provision of $53.3 million for the year ended December 31, 2010, representing effective tax rates of 35.4% and 35.5%, respectively. Our tax rate may change over time as the amount and mix of income and taxes outside the U.S. changes. In addition to the amount and mix of income and taxes outside the United States, our income tax provision can be impacted by discrete items of a non-recurring nature. Discrete items of this nature resulted in tax expense of $6.3 million and $2.8 million for the years ended December 31, 2011 and 2010, respectively. The discrete items recorded in 2011 and 2010 relate to additional amounts accrued in connection with ongoing tax audits in Germany and Switzerland. The change in our effective tax rate, excluding the increase in reserves for tax audits, relates primarily to reversing certain valuation allowances in the United States. We were able to release a portion of the valuation allowance on our deferred tax assets in the United States because of deferred tax liabilities arising from the identified intangible assets acquired in connection with the tribology and HPLC businesses. Because we maintain a full valuation allowance on our deferred tax assets in the United States, the deferred tax liabilities recorded in connection with these acquisitions represents a source of future taxable income that allows us to utilize a portion of the deferred tax assets.

Net Income Attributable to Noncontrolling Interests

        Net income attributable to noncontrolling interests for the year ended December 31, 2011 was $1.7 million compared to $1.4 million for the year ended December 31, 2010. The net income attributable to noncontrolling interests represents the minority shareholders' proportionate share of the net income recorded by our majority-owned indirect subsidiaries.

Net Income Attributable to Bruker Corporation

        Our net income for the year ended December 31, 2011 was $92.3 million, or $0.55 per diluted share, compared to net income of $95.4 million, or $0.58 per diluted share, for 2010.

Segment Results

Revenue

        The following table presents revenue, change in revenue and revenue growth by reportable segment for the years ended December 31, 2011 and 2010 (dollars in millions):

	2011	2010	Dollar Change	Percentage Change
Scientific Instruments	$1,554.1	$1,225.1	$329.0	26.9%
Energy & Supercon Technologies	113.4	90.5	22.9	25.3%
Eliminations (a)	(15.8)	(10.7)	(5.1)

	$1,651.7	$1,304.9	$346.8	26.6%

(a)
Represents product and service revenue between reportable segments.

Scientific Instruments Segment Revenues

        Scientific Instruments segment revenue increased by $329.0 million, or 26.9%, to $1,554.1 million for the year ended December 31, 2011, compared to $1,225.1 million for the year ended December 31, 2010. Included in this change in revenue is an increase of approximately $74.7 million from the impact of foreign exchange due to the weakening of the U.S. Dollar versus the Euro and other foreign currencies and an increase of approximately $148.5 million attributable to our recent acquisitions. Excluding the effect of foreign exchange and the acquisitions, revenue increased by $105.8 million, or 8.6%. The increase in revenue, on an adjusted basis, is attributable to an increase in many of our core technologies, particularly in X-ray and elemental analysis, magnetic resonance, mass spectrometry and molecular spectroscopy. The mix of products sold in the Scientific Instruments segment in 2011 reflects increased demand from academic, government and industrial customers.

        System revenue and aftermarket revenue as a percentage of total Scientific Instruments segment revenue were as follows during the years ended December 31, 2011 and 2010 (dollars in millions):

	2011		2010
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System revenue	$1,238.9	79.7%	$973.2	79.4%
Aftermarket revenue	315.2	20.3%	251.9	20.6%

Total revenue	$1,554.1	100.0%	$1,225.1	100.0%

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

Energy & Supercon Technologies Segment Revenues

        Energy & Supercon Technologies segment revenues increased by $22.9 million, or 25.3%, to $113.4 million for the year ended December 31, 2011, compared to $90.5 million for the year ended December 31, 2010. Included in this change in revenue is an increase of approximately $5.0 million from the impact of foreign exchange due to the weakening of the U.S. Dollar versus the Euro and other foreign currencies. Excluding the effect of foreign exchange, revenue increased by $17.9 million, or 19.8%. The increase in revenue, on an adjusted basis, is attributable to higher demand for low temperature superconducting wire.

        System and wire revenue and aftermarket revenue as a percentage of total Energy & Supercon Technologies segment revenue were as follows during the years ended December 31, 2011 and 2010 (dollars in millions):

	2011		2010
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System and wire revenue	$105.3	92.9%	$85.9	94.9%
Aftermarket revenue	8.1	7.1%	4.6	5.1%

Total revenue	$113.4	100.0%	$90.5	100.0%

        System and wire revenue in the Energy & Supercon Technologies segment includes low and high temperature superconducting wire and superconducting devices, including magnets, linear accelerators and radio frequency cavities. Aftermarket revenues in the Energy & Supercon Technologies segment consist primarily of sales of CuponalTM, a bimetallic, non-superconducting material we sell to the power and transport industries, and grant revenue.

Income (Loss) from Operations

        The following table presents income (loss) from operations and operating margins on revenue by reportable segment for the years ended December 31, 2011 and 2010 (dollars in millions):

	2011		2010
	Operating Income (Loss)	Percentage of Segment Revenue	Operating Income (Loss)	Percentage of Segment Revenue
Scientific Instruments	$162.8	10.5%	$160.5	13.1%
Energy & Supercon Technologies	(4.1)	(3.6)%	(2.6)	(2.9)%
Corporate, eliminations and other (a)	(3.1)		(2.2)

Total operating income	$155.6	9.4%	$155.7	11.9%

(a)
Represents corporate costs and eliminations not allocated to the reportable segments.

        Scientific Instruments income from operations for the year ended December 31, 2011 was $162.8 million, resulting in an operating margin of 10.5%, compared to income from operations of $160.5 million, resulting in an operating margin of 13.1%, for the year ended December 31, 2010. Income from operations includes $36.8 million and $21.9 million in the years ended December 31, 2011 and 2010, respectively, of various charges to inventory, amortization of acquisition-related intangible assets and other charges. Excluding these costs, income from operations in Scientific Instruments segment would have been $199.6 million and $182.4 million, resulting in operating margins of 12.8% and 14.9%, respectively, for the years ended December 31, 2011 and 2010, respectively. Operating margins decreased, despite the increase in revenue, because of lower gross profit margins and increases in operating expenses.

        The significant components of charges to inventory, amortization expense and other charges described above in 2011 include $17.8 million of amortization expense, $4.6 million of inventory provisions for the rework of certain specialty magnets that did not meet customer specification, $4.5 million representing the difference between the fair value and historical costs of inventories acquired in business combinations and sold during the period, $4.3 million of legal and other professional fees related to our internal FCPA investigation, $4.2 million of acquisition-related costs and $1.3 million of restructuring costs. The significant components of charges to inventory, amortization expense and other charges in 2010 include $5.5 million of amortization expense, $3.4 million of inventory provisions for the rework of certain specialty magnets, $7.2 million representing the difference between the fair value and historical costs of inventories acquired in business combinations and $4.6 million of acquisition-related costs.

        Gross profit margin in the Scientific Instruments segment for the year ended December 31, 2011 was 47.2%, compared with 48.2% for the year ended December 31, 2010. Lower gross profit margins in 2011 were driven in part by $14.8 million of amortization expense, $4.6 million of inventory provisions for the rework of certain specialty magnets, $4.5 million representing the difference between the fair value and historical costs of inventories acquired in business combinations and sold in 2011 and $0.3 million of restructuring costs compared with $4.0 million of amortization expense, $3.4 million of inventory provisions for the rework of certain specialty magnets and $7.2 million related to difference between the fair value and historical costs of inventories acquired in business combinations in 2010. Excluding these costs, gross profit margin in the Scientific Instruments segment was 48.7%, compared with 49.4% for the year ended December 31, 2010. Lower gross profit margins, on an adjusted basis, for the year ended December 31, 2011 resulted primarily from changes in product mix, particularly our gas chromatography and inductively coupled plasma products, which negatively impacted our gross profit margins. The chemical analysis business contributed to lower gross profit margins due to higher than planned production costs which were caused, in part, by costs and lost production time associated with relocating factories from former Varian Inc. sites to our own facilities. Changes in foreign currency exchange rates, primarily the strengthening of the Euro and Swiss Franc, also contributed to the decrease because the majority of our production facilities are located in Europe.

        In 2011, selling, general and administrative expenses and research and development expenses in the Scientific Instruments segment increased to $560.8 million, or 36.1% of segment revenue, from $423.7 million, or 34.6% of segment revenue, for the year ended December 31, 2010. This increase is a function of incremental investments in sales and marketing activities and research and development activities that we believe will generate future growth, as well as increases in operating expenses related to recently completed acquisitions. Changes in foreign currency exchange rates, primarily the strengthening of the Euro and Swiss Franc, also contributed to the increase because the majority of our employees are located in Europe.

        Energy & Supercon Technologies segment loss from operations for the year ended December 31, 2011 was $4.1 million, resulting in an operating margin of (3.6)%, compared to a loss from operations of $2.6 million, resulting in an operating margin of (2.9)%, for the year ended December 31, 2010. Income from operations for the year ended December 31, 2011 includes $3.4 million of deferred offering costs that were written off in the third quarter of 2011 because of uncertainty in the timing of a future public offering of BEST capital stock. Excluding the deferred offering costs, the loss from operations in the Energy & Supercon Technologies segment would have been $0.7 million, or an operating margin of (0.6)% for the year ended December 31, 2011. The improvement in operating margin, on an adjusted basis, is primarily the result of the higher revenue described above and higher gross profit margins offset, in part, by higher operating expenses. The increase in operating expenses is a function of incremental investments in research and development activities and selling and marketing activities that we believe will generate future growth.

  Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Consolidated Results

        The following table presents our results for the years ended December 31, 2010 and 2009 (dollars in millions, except per share data):

	Year Ended December 31,
	2010	2009
Product revenue	$1,145.4	$985.3
Service revenue	151.1	122.4
Other revenue	8.4	6.8

Total revenue	1,304.9	1,114.5
Cost of product revenue	621.5	526.3
Cost of service revenue	79.4	70.7

Total cost of revenue	700.9	597.0

Gross profit	604.0	517.5
Operating expenses:
Selling, general and administrative	301.1	254.0
Research and development	141.4	126.4
Other charges, net	5.8	0.4

Total operating expenses	448.3	380.8

Operating income	155.7	136.7
Interest and other income (expense), net	(5.6)	(7.6)

Income before income taxes and noncontrolling interest in consolidated subsidiaries	150.1	129.1
Income tax provision	53.3	48.1

Consolidated net income	96.8	81.0
Net income (loss) attributable to noncontrolling interest in consolidated subsidiaries	1.4	(0.2)

Net income attributable to Bruker Corporation	$95.4	$81.2

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.58	$0.50
Diluted	$0.58	$0.49
Weighted average common shares outstanding:
Basic	164.4	163.5
Diluted	165.7	164.9

Revenue

        Our revenue increased by $190.4 million, or 17.1%, to $1,304.9 million for the year ended December 31, 2010, compared to $1,114.5 million for the year ended December 31, 2009. Included in this change in revenue is a reduction of approximately $18.1 million from the impact of foreign exchange due to the strengthening of the U.S. Dollar versus the Euro and other foreign currencies and an increase of approximately $67.1 million attributable to acquisitions. Excluding the effect of foreign exchange and acquisitions, revenue increased by $141.4 million, or 12.7%. The increase in revenue, on an adjusted basis, is attributable to both the Scientific Instruments segment, which increased by $115.3 million, or 10.8%, and the Energy & Supercon Technologies segment, which increased by $28.8 million, or 48.2%. Revenue in the Scientific Instruments segment reflects an increase in sales of all our core technologies, particularly in magnetic resonance, X-ray and mass spectrometry. Revenue in the Energy & Supercon Technologies segment increased due to higher demand for low temperature superconducting wire.

        The mix of products sold in the Scientific Instruments segment during 2010 reflects increased demand from academic, government and industrial customers. We attribute the increase in sales of magnetic resonance and mass spectrometry products and spending by academic and government customers to our new product introductions and to stimulus packages implemented by governments of various countries, including the U.S., Germany, Japan and China. The improvement in revenues from our industrial customers reflects an economic improvement in these end markets. In general, the spending patterns of our industrial customers were negatively impacted by the global recession through the first half of 2009. In the second half of 2009, as the global economy improved, we began to see indicators of improvement in the industrial markets we serve and experienced an increase in demand from our industrial customers in 2010.

Cost of Revenue

        Our cost of product and service revenue for the year ended December 31, 2010, was $700.9 million, resulting in a gross profit margin of 46.3%, compared to cost of product and service revenue of $597.0 million, resulting in a gross profit margin of 46.4%, for the year ended December 31, 2009. The increase in cost of revenue is primarily a function of the higher revenues described above. Our cost of revenue in 2010 includes charges of $7.2 million representing the difference between the fair value and historical costs of inventories acquired with the nano surfaces and chemical analysis businesses and $3.4 million of inventory reserves related to certain specialty magnets that did not meet customer specifications. There were no similar charges in our cost of revenue for 2009. Higher gross profit margins, on an adjusted basis, resulted from changes in product mix, specifically an increase in revenues from high-end instrumentation, including new products designed to carry higher gross margins than our previous generations of products, and the weakening of the Euro, which favorably impacts our gross profit margins because a majority of our production is performed in Europe. The increase in revenue also allowed us to better utilize our production facilities and leverage our fixed production costs. We also reduced production costs through various cost saving initiatives and strict cost controls in our manufacturing facilities.

Selling, General and Administrative

        Our selling, general and administrative expense for the year ended December 31, 2010 increased to $301.1 million, or 23.1% of revenue, from $254.0 million, or 22.8% of revenue, for the year ended December 31, 2009. The increase in selling, general and administrative expenses is attributable to increases in headcount from our acquisitions of the nano surfaces and chemical analysis businesses and increases in headcount to support planned revenue growth in our existing businesses. The increases in headcount were offset, in part, by changes in foreign currency exchange rates, primarily the weakening of the Euro, which favorably impacts our selling, general and administrative expenses because a majority of our selling and marketing employees are located in Europe.

Research and Development

        Our research and development expense for the year ended December 31, 2010 increased to $141.4 million, or 10.8% of revenue, from $126.4 million, or 11.3% of revenue, for the year ended December 31, 2009. The increase in research and development expenses is attributable to increases in headcount from our acquisitions of the nano surfaces and chemical analysis businesses and increases in headcount and material costs to support new product introductions in our existing businesses. The increases in research and development expenses were offset, in part, by changes in foreign currency exchange rates, primarily the weakening of the Euro, which favorably impacts our research and development expenses because a majority of our research and development is performed in Europe.

Other Charges, Net

        Other charges, net of $5.8 million recorded in 2010 consist of charges recorded entirely in the Scientific Instruments segment. The charges recorded in 2010 consist of $4.6 million of acquisition-related costs, $0.2 million of restructuring charges and a loss of $1.0 million recorded in connection with the divestiture of a business. Acquisition-related costs recorded in 2010 relate to our acquisitions of the nano surfaces and chemical analysis businesses and consist of costs incurred under transition service arrangements we entered into with the sellers and transaction costs, including legal, accounting and other fees. Restructuring charges related primarily to severance incurred in connection with closing a production facility in Herzogenrath, Germany and the loss on the sale of investment is associated with our investment in Bruker Baltic, Ltd., a manufacturing site located in Riga, Latvia that was engaged in the production of certain components used in our X-ray product lines. The restructuring charges and loss on investment were incurred as part of a broader corporate strategy of reducing costs and consolidating critical production know-how in certain key production sites.

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

Interest and Other Income (Expense), Net

        Interest and other income (expense), net during the year ended December 31, 2010 was $(5.6) million, compared to $(7.6) million for the year ended December 31, 2009.

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

Provision for Income Taxes

        The income tax provision for the year ended December 31, 2010 was $53.3 million compared to an income tax provision of $48.1 million for the year ended December 31, 2009, representing effective tax rates of 35.5% and 37.3%, respectively. Our tax rate may change over time as the amount and mix of income and taxes outside the U.S. changes. In addition to the amount and mix of income and taxes outside the United States, our income tax provision can be impacted by discrete items of a non-recurring nature.

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

Net Income (Loss) Attributable to Noncontrolling Interests

        Net income (loss) attributable to noncontrolling interests for the year ended December 31, 2010 was $1.4 million compared to $(0.2) million for the year ended December 31, 2009. The net income (loss) attributable to noncontrolling interests represents the minority shareholders' proportionate share of the net income (loss) recorded by our majority-owned indirect subsidiaries.

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

Scientific Instruments Segment Revenues

        Scientific Instruments segment revenue increased by $162.4 million, or 15.3%, to $1,225.1 million for the year ended December 31, 2010, compared to $1,062.7 million for the year ended December 31, 2009. Included in this change in revenue is a reduction of approximately $13.2 million from the impact of foreign exchange due to the strengthening of the U.S. Dollar versus the Euro and other foreign currencies and an increase of approximately $60.3 million attributable the acquisitions of the nano surfaces and chemical analysis businesses. Excluding the effect of foreign exchange and the acquisitions, revenue increased by $115.3 million, or 10.8%. The increase in revenue, on an adjusted basis, is attributable to an increase in sales of all our core technologies, particularly in magnetic resonance, X-ray and mass spectrometry. The mix of products sold in the Scientific Instruments segment in 2010 reflects increased demand from academic, government and industrial customers. We attribute the increase in sales of magnetic resonance and mass spectrometry products and spending by academic and government customers to our new product introductions and to stimulus packages implemented by governments of various countries, including the U.S., Germany, Japan and China. Demand from our industrial customers also increased as economic conditions improved.

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

Energy & Supercon Technologies Segment Revenues

        Energy & Supercon Technologies segment revenues increased by $30.7 million, or 51.3%, to $90.5 million for the year ended December 31, 2010, compared to $59.8 million for the year ended December 31, 2009. Included in this change in revenue is a reduction of approximately $4.9 million from the impact of foreign exchange due to the strengthening of the U.S. Dollar versus the Euro and other foreign currencies and an increase of approximately $6.8 million attributable to the acquisition of the research instruments business. Excluding the effect of foreign exchange and acquisition, revenue increased by $28.8 million, or 48.2%. The increase in revenue, on an adjusted basis, is attributable to higher demand for low temperature superconducting wire.

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

        System and wire revenue in the Energy & Supercon Technologies segment includes low and high temperature superconducting wire and superconducting devices, including magnets, linear accelerators and radio frequency cavities. Aftermarket revenues in the Energy & Supercon Technologies segment consist primarily of sales of CuponalTM, a bimetallic, non-superconducting material we sell to the power and transport industries, and grant revenue.

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

        Scientific Instruments segment income from operations for the year ended December 31, 2010 was $160.5 million, resulting in an operating margin of 13.1%, compared to income from operations of $141.7 million, resulting in an operating margin of 13.3%, for the year ended December 31, 2009. Income from operations in 2010 includes $21.9 million of charges related primarily to the acquisition of the nano surfaces and chemical analysis businesses. These charges include $7.2 million recorded in cost of revenue that represents the difference between the fair value and historical costs of inventories acquired in the acquisitions and sold during 2010 and $4.6 million of acquisition-related costs. The remaining charge relates to $5.5 million recorded in amortization of acquisition-related intangibles and $3.4 million of inventory provisions for the rework of certain specialty magnets that did not meet customer specifications. Excluding these costs, income from operations in Scientific Instruments segment would have been $182.4 million, or an operating margin of 14.9%. Income from operations, on an adjusted basis, improved as a result of the higher revenues described above and an improvement in gross profit margins.

        In the year ended December 31, 2010, gross profit margin as a percentage of revenue in the Scientific Instruments segment increased to 48.2% from 47.8% for the year ended December 31, 2009. Higher gross profit margins resulted primarily from changes in product mix, specifically an increase in revenues from high-end instrumentation, including new products which were designed to carry higher gross margins than our previous generations of products, and the weakening of the Euro, which favorably impacts our gross profit margins as a majority of our production is performed in Europe. The increase in revenue also allowed us to better utilize our production facilities and leverage our fixed production costs. We also reduced production costs through various cost saving initiatives.

        In the year ended December 31, 2010, selling, general and administrative expenses and research and development expenses in the Scientific Instruments segment increased to $423.7 million, or 34.6% of segment revenue, from $366.5 million, or 34.5% of segment revenue for the year ended December 31, 2009. This increase is a function of incremental investments in sales and marketing activities and research and development activities, as well as increases in operating expenses related to acquisitions completed in 2010. Changes in foreign currency exchange rates partially offset the increase in operating expenses.

        Energy & Supercon Technologies segment loss from operations for the year ended December 31, 2010 was $2.6 million, resulting in an operating margin of (2.9)%, compared to a loss from operations of $6.3 million, resulting in an operating margin of (10.5)%, for the year ended December 31, 2009. The increase in operating margin is primarily the result of the higher revenue described above and the corresponding improvements in our gross margin.

LIQUIDITY AND CAPITAL RESOURCES

        We currently anticipate that our existing cash and cash equivalents and credit facilities will be sufficient to support our operating and investing needs for at least the next twelve months. Our future cash requirements will also be affected by acquisitions that we may make in the future. Historically, we have financed our growth through cash flow generation and a combination of debt financings and issuances of common stock. In the future, there are no assurances that additional financing alternatives will be available to us, if required, or if available, will be obtained on terms favorable to us.

        During the year ended December 31, 2011, net cash provided by operating activities was $87.7 million, resulting primarily from $189.7 million of consolidated net income adjusted for non-cash items offset, in part, by $102.0 million of increases in working capital. During the year ended December 31, 2010, net cash provided by operating activities was $156.1 million, resulting primarily from $162.5 million of consolidated net income offset, in part, by $6.4 million of increases in working capital. The increase in working capital for the year ended December 31, 2011 is primarily a function of higher receivable and inventory levels offset, in part, by an increase in customer deposits. These changes in working capital are attributable to the growth of our business.

        During the year ended December 31, 2011, net cash used by investing activities was $68.7 million, compared to net cash used by investing activities of $299.0 million during the year ended December 31, 2010. Cash used by investing activities during the year ended December 31, 2011 was attributable primarily to $54.4 million of capital expenditures and $14.3 million used for acquisitions. Cash used by investing activities during the year ended December 31, 2010 was attributable primarily to $269.8 million used for acquisitions and $29.2 million of net capital expenditures. We currently anticipate that our capital spending will be approximately $50.0 million in 2012.

        During the year ended December 31, 2011, net cash provided by financing activities was $3.3 million, compared to net cash provided by financing activities of $168.3 million during the year ended December 31, 2010. Cash provided by financing activities during the year ended December 31, 2011 was attributable to $3.3 million of net proceeds from the issuance of common stock. Cash provided by financing activities during the year ended December 31, 2010 were primarily a function of $185.0 million borrowed under the revolving loan component of the credit agreement that we used to fund our acquisition of the nano surfaces business. The cash provided by amounts borrowed under the revolving loan component of the credit agreement were offset, in part, by $21.6 million of debt repayments.

        At December 31, 2011, we had outstanding debt totaling $303.1 million consisting of $82.5 million outstanding under the term loan component of our credit facilities, $216.5 million outstanding under the revolving loan component of our credit facilities, and $4.1 million under capital lease obligations. At December 31, 2010, we had outstanding debt totaling $301.0 million consisting of $110.6 million outstanding under the term loan component of our credit facilities, $185.5 million outstanding under the revolving loan component of our credit facilities, and $4.9 million under capital lease obligations.

        On February 26, 2008, we entered into a credit agreement, which we refer to as the Credit Agreement, with a syndicate of lenders, which provided for a revolving credit line with a maximum commitment of $230.0 million and a term loan facility of $150.0 million. The outstanding principal under the term loan was payable in quarterly installments through December 2012. Borrowings under the Credit Agreement accrued interest, at our option, at either (i) the higher of the prime rate or the federal funds rate plus 0.50%, or (ii) adjusted LIBOR, plus margins ranging from 0.40% to 1.25% and a facility fee ranging from 0.10% to 0.20%.

        In May 2011, we entered into an amendment and restatement of the Credit Agreement, or the Amended Credit Agreement. The Amended Credit Agreement increases the maximum commitment on our revolving credit line to $250.0 million and extends the maturity date to May 2016. Borrowings under the revolving credit line of the Amended Credit Agreement accrue interest, at our option, at either (i) the higher of the prime rate, (ii) the federal funds rate plus 0.50%, (iii) adjusted LIBOR plus 1.00% or (iv) LIBOR, plus margins ranging from 0.80% to 1.65% and a facility fee ranging from 0.20% to 0.35%. The Amended Credit Agreement had no impact on the maturity or pricing of our existing term loan. As of December 31, 2011, the weighted average interest rate of borrowings under the term facility of the Amended Credit Agreement was approximately 2.8%.

        Borrowings under the Amended Credit Agreement are secured by guarantees from certain material subsidiaries, as defined in the Amended Credit Agreement, and Bruker Energy & Supercon Technologies, Inc. The Amended Credit Agreement also requires that we maintain certain financial ratios related to maximum leverage and minimum interest coverage, as defined in the Amended Credit Agreement. Specifically, our leverage ratio cannot exceed 3.0 and our interest coverage ratio cannot be less than 3.0. In addition to the financial ratios, the Amended Credit Agreement restricts, among other things, our ability to do the following: make certain payments; incur additional debt; incur certain liens; make certain investments, including derivative agreements; merge, consolidate, sell or transfer all or substantially all of our assets; and enter into certain transactions with affiliates. Our failure to comply with any of these restrictions or covenants may result in an event of default under the applicable debt instrument, which could permit acceleration of the debt under that instrument and require us to prepay that debt before its scheduled due date. As of December 31, 2011, the latest measurement date, we were in compliance with the covenants of the Amended Credit Agreement as our leverage ratio was 1.2 and our interest coverage ratio was 22.4.

        Other revolving loans are with various financial institutions located primarily in Germany, Switzerland and France. The following is a summary of the maximum commitments and net amounts available to the Company under revolving loans as of December 31, 2011 (dollars in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
Amended Credit Agreement	1.4%	$250.0	$216.5	$0.2	$33.3
Other revolving loans	—	178.7	—	115.2	63.5

Total revolving loans	1.4%	$428.7	$216.5	$115.4	$96.8

        During 2011 we considered various long-term financing alternatives to replace our outstanding borrowings under the revolving loan component of the Amended Credit Agreement and, in January 2012, we entered into a note purchase agreement with a group of accredited institutional investors. Under the note purchase agreement we issued and sold $240.0 million of senior notes that consist of the following:

  •
  $20.0 million 3.16% Series 2012A senior notes due January 18, 2017;

  •
  $15.0 million 3.74% Series 2012A senior notes due January 18, 2019;

  •
  $105.0 million 4.31% Series 2012A senior notes due January 18, 2022; and

  •
  $100.0 million 4.46% Series 2012A senior notes due January 18, 2024.

        We used a portion of the net proceeds of the senior notes to reduce outstanding indebtedness under our revolving credit facilities and intend to use the remainder for general corporate purposes. We currently expect to incur approximately $13.5 million of interest expense in 2012.

        As of December 31, 2011, we have approximately $0.2 million of U.S. net operating loss carryforwards available to reduce future taxable income which expire at various times through 2021 and approximately $44.3 million of German Trade Tax net operating losses that are carried forward indefinitely. We also have U.S. tax credits of approximately $14.1 million available to offset future tax liabilities that expire at various dates. These credits include research and development tax credits of $9.6 million expiring at various times through 2031 and foreign tax credits of $4.5 million expiring at various times throughout 2021. These U.S. operating loss and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

        The following table summarizes maturities for our significant financial obligations as of December 31, 2011 (dollars in millions):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Revolving lines of credit	$216.5	$216.5	$—	$—	$—
Long-term debt, including current portion	86.6	83.7	1.8	1.1	—
Interest payable on long-term debt	1.7	1.7	—	—	—
Derivative liabilities, net	5.1	5.1	—	—	—
Operating lease obligations	74.5	18.4	24.8	15.0	16.3
Pension liabilities	48.4	2.6	6.9	9.0	29.9
Uncertain tax contingencies	34.6	—	34.6	—	—

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

TRANSACTIONS WITH RELATED PARTIES

        We lease certain office space from certain of our principal shareholders, certain of which are also members of our Board of Directors. During the years ended December 31, 2011, 2010 and 2009, these shareholders were paid approximately $2.4 million, $2.4 million and $2.1 million, respectively, which was estimated to be equal to the fair market value of the rentals.

        During the years ended December 31, 2011, 2010 and 2009, we incurred expenses of $3.2 million, $2.9 million and $1.1 million, respectively, to a law firm in which one of the members of our Board of Directors is a partner.

        During the years ended December 31, 2011, 2010 and 2009, we incurred expenses of $0.5 million, $0.3 million and $0.6 million, respectively, to a financial services firm in which one of the members of our Board of Directors is a partner.

RECENT ACCOUNTING PRONOUNCEMENTS

        In September 2011, the Financial Accounting Standards Board, or FASB, amended Accounting Standards Codification, or ASC, 350, Intangibles—Goodwill and Other. This amendment is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The amended provisions are effective for reporting periods beginning on or after December 15, 2011. However, early adoption is permitted if an entity's financial statements for the most recent annual or interim period have not yet been issued. We adopted the provisions of this amendment for our annual test of impairment as of December 31, 2011, however, this amendment impacts testing steps only and, therefore, adoption did not have an impact on our consolidated financial position, results of operations or cash flows.

        In June 2011, the FASB amended ASC 220, Comprehensive Income. This amendment was issued to enhance comparability between entities that report under GAAP and International Financial Reporting Standards, or IFRS, and to provide a more consistent method of presenting non-owner transactions that affect an entity's equity. The amendment requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two separate but consecutive statements. It eliminates the option to report other comprehensive income and its components as part of the statement of changes in shareholders' equity. The amended provisions are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, and full retrospective application is required. This amendment impacts presentation and disclosure only, and therefore adoption will not have an impact on our consolidated financial position, results of operations or cash flows.

        In May 2011, the FASB issued Accounting Standards Update, or ASU, No. 2011-04, Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (ASU No. 2011-04). The amendments in this update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity's shareholders' equity in the financial statements. ASU No. 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRS. ASU No. 2011-04 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU No. 2011-04 clarifies the FASB's intent about the application of existing fair value measurements. The amendments in this update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. We do not expect the provisions of ASU No. 2011-04 to have a material effect on our financial position, results of operations or cash flows.

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

Impact of Foreign Currencies

        We generate a substantial portion of our revenues in international markets, principally Germany and other countries in the European Union, Switzerland and Japan, which exposes our operations to the risk of exchange rate fluctuations. The impact of currency exchange rate movement can be positive or negative in any period. Our costs related to sales in foreign currencies are largely denominated in the same respective currencies, limiting our transaction risk exposure. However, for sales not denominated in U.S. Dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. Dollars, it will require more of the foreign currency to equal a specified amount of U.S. Dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. Dollars than we did before the rate increase went into effect. If we price our products in U.S. Dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. Dollar could result in our prices not being competitive in a market where business is transacted in the local currency. In the years ended December 31, 2011 and 2010 our revenue by geography was as follows (dollars in millions):

	2011		2010
	Revenue	Percentage of Revenue	Revenue	Percentage of Revenue
United States	$309.2	18.7%	$264.0	20.2%
Europe	678.5	41.1%	565.7	43.4%
Asia Pacific	500.7	30.3%	342.7	26.3%
Rest of world	163.3	9.9%	132.5	10.1%

Total revenue	$1,651.7	100.0%	$1,304.9	100.0%

        Changes in foreign currency exchange rates increased our revenue by approximately 6% in the year ended December 31, 2011 and decreased revenue by 1% in the year ended December 31, 2010.

        Assets and liabilities of our foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using year-end exchange rates, or historical rates, as appropriate. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a separate component of shareholders' equity. In the years ended December 31, 2011 and 2010, we recorded net gains (losses) from currency translation adjustments of $(14.7) million and $8.1 million, respectively. Gains and losses resulting from foreign currency transactions are reported in interest and other income (expense), net in the consolidated statements of income. Our foreign exchange losses, net were $4.4 million and $1.5 million for years ended December 31, 2011 and 2010, respectively.

        From time to time, we have entered into foreign currency contracts in order to minimize the volatility that fluctuations in exchange rates have on our cash flows related to purchases and sales denominated in foreign currencies. Under these arrangements, we agree to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates, typically with maturities of less than twelve months. These transactions do not qualify for hedge accounting and, accordingly, the instrument is recorded at fair value with the corresponding gains and losses recorded in interest and other income (expense), net in the consolidated statements of income.

        At December 31, 2011 and 2010, we had foreign currency contracts with notional amounts aggregating $80.2 million and $82.2 million, respectively. At December 31, 2011, the Company had the following notional amounts outstanding under foreign currency contracts (in millions):

Buy	Notional Amount in Buy Currency	Sell	Maturity	Notional Amount in U.S. Dollars	Fair Value of Assets	Fair Value of Liabilities
December 31, 2011:
Euro	1.5	Australian Dollars	January 2012	$2.1	$—	$0.1
Euro	35.0	U.S. Dollars	January 2012 to October 2012	48.2	—	2.9
Swiss Francs	24.5	U.S. Dollars	January 2012	27.4	—	1.2
U.S. Dollars	2.5	Mexican Pesos	January 2012 to November 2012	2.5	—	—

				$80.2	$—	$4.2

        Based on the contractual maturities of these contracts and exchange rates as of December 31, 2011, we anticipate that these contracts will result in net cash flows of $(4.2) million in 2012. At December 31, 2011, assuming all other variables are constant, if the U.S. Dollar weakened by 10%, the market value of our foreign currency contracts would increase by approximately $6.8 million and if the U.S. Dollar strengthened by 10%, the market value of our foreign currency contracts would decrease by approximately $6.8 million.

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

        Our exposure related to adverse movements in interest rates is derived primarily from outstanding floating rate debt instruments that are indexed to short-term market rates. Our objective in managing our exposure to interest rates is to decrease the volatility that changes in interest rates might have on our earnings and cash flows. To achieve this objective we have entered into an interest rate swap. A 10% increase or decrease in the average cost of our variable rate debt would not result in a material change in interest expense because we have determined that the interest rate swap is an effective hedge of the variability of cash flows of the interest payments. Under our interest rate swap arrangement, we pay a fixed interest rate of approximately 3.8% and receive a variable interest rate based on three month LIBOR through December 31, 2012. The initial notional amount of this interest swap was $90.0 million and amortizes in proportion to the term debt component of our Amended Credit Agreement. At December 31, 2011 and 2010, the outstanding notional amount of this swap was $49.5 million and $66.4 million, respectively. Based on interest rates as of December 31, 2011, the fair value of the swap was $(1.1) million. Assuming all variables are constant and because the swap will mature on December 31, 2012 the interest rate swap will result in a cash outflow of $1.1 million in 2012.

Impact of Commodity Prices

        We are exposed to certain commodity risks associated with prices for various raw materials. The prices of copper and certain other raw materials, particularly niobium, used to manufacture superconductors have increased significantly over the last decade. Copper and niobium tin are the main components of low temperature superconductors and continued commodity price increases for copper and niobium, as well as other raw materials, may negatively affect our profitability. Periodically, we enter into commodity forward purchase contracts to minimize the volatility that fluctuations in the price of copper have on our sales of these products. At December 31, 2011 and December 31, 2010, we had fixed price commodity contracts with notional amounts aggregating $3.9 million and $2.9 million, respectively. We will continue to evaluate our commodity risks and may utilize commodity forward purchase contracts more frequently in the future.

Inflation

        We do not believe inflation had a material impact on our business or operating results during any of the periods presented.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Bruker Corporation

        We have audited the accompanying consolidated balance sheets of Bruker Corporation as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bruker Corporation at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bruker Corporation's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 29, 2012

BRUKER CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$246.0	$230.4
Restricted cash	2.2	2.9
Accounts receivable, net	282.8	232.9
Inventories	576.2	511.0
Deferred tax assets	11.5	8.6
Other current assets	75.4	65.3

Total current assets	1,194.1	1,051.1
Property, plant and equipment, net	249.0	233.7
Goodwill	100.2	98.3
Intangible assets, net	136.4	136.1
Long-term deferred tax assets	17.2	12.5
Other long-term assets	13.6	18.1

Total assets	$1,710.5	$1,549.8

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$—	$185.5
Current portion of long-term debt	83.7	28.9
Accounts payable	72.3	64.0
Customer advances	268.6	242.2
Deferred tax liabilities	11.2	9.2
Other current liabilities	320.0	301.7

Total current liabilities	755.8	831.5
Long-term debt	219.4	86.6
Long-term deferred revenue	32.7	29.3
Long-term deferred tax liabilities	23.8	18.8
Accrued pension	39.2	39.4
Other long-term liabilities	14.7	16.8
Commitments and contingencies (Note 14)
Shareholders' equity:
Preferred stock, $0.01 par value 5,000,000 shares authorized, none issued or outstanding at December 31, 2011 and 2010	—	—
Common stock, $0.01 par value 260,000,000 shares authorized, 165,892,170 and 165,246,426 shares issued and 165,871,905 and 165,229,207 outstanding at December 31, 2011 and 2010, respectively	1.7	1.6
Treasury stock at cost, 20,265 and 17,219 shares at December 31, 2011 and 2010, respectively	(0.2)	(0.2)
Additional paid-in capital	36.0	21.7
Retained earnings	441.5	349.2
Accumulated other comprehensive income	142.5	152.4

Total shareholders' equity attributable to Bruker Corporation	621.5	524.7
Noncontrolling interest in consolidated subsidiaries	3.4	2.7

Total shareholders' equity	624.9	527.4

Total liabilities and shareholders' equity	$1,710.5	$1,549.8

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Year Ended December 31,
	2011	2010	2009
Product revenue	$1,445.6	$1,145.4	$985.3
Service revenue	194.8	151.1	122.4
Other revenue	11.3	8.4	6.8

Total revenue	1,651.7	1,304.9	1,114.5
Cost of product revenue	792.5	621.5	526.3
Cost of service revenue	106.7	79.4	70.7

Total cost of revenue	899.2	700.9	597.0

Gross profit	752.5	604.0	517.5
Operating expenses:
Selling, general and administrative	406.6	301.1	254.0
Research and development	177.2	141.4	126.4
Write-off of deferred offering costs	3.4	—	—
Other charges, net	9.7	5.8	0.4

Total operating expenses	596.9	448.3	380.8

Operating income	155.6	155.7	136.7
Interest and other income (expense), net	(10.1)	(5.6)	(7.6)

Income before income taxes and noncontrolling
interest in consolidated subsidiaries	145.5	150.1	129.1
Income tax provision	51.5	53.3	48.1

Consolidated net income	94.0	96.8	81.0
Net income (loss) attributable to noncontrolling
interest in consolidated subsidiaries	1.7	1.4	(0.2)

Net income attributable to Bruker Corporation	$92.3	$95.4	$81.2

Net income per common share attributable to
Bruker Corporation shareholders:
Basic	$0.56	$0.58	$0.50
Diluted	$0.55	$0.58	$0.49
Weighted average common shares outstanding:
Basic	165.4	164.4	163.5
Diluted	166.9	165.7	164.9

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(In millions, except per share data)

	Common Shares	Common Stock Amount	Treasury Shares	Treasury Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity Attributable to Bruker Corporation	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
Balance at December 31, 2008	164,068,252	$1.6	10,469	$(0.1)	$—	$172.6	$137.8	$311.9	$0.8	$312.7
Stock options exercised	305,958	—	—	—	1.5	—	—	1.5	—	1.5
Stock based compensation	—	—	—	—	6.3	—	—	6.3	—	6.3
Excess tax benefit related to exercise of stock awards	—	—	—	—	0.6	—	—	0.6	—	0.6
Treasury stock acquired	(2,826)	—	2,826	—	—	—	—	—	—	—
Fair value of noncontrolling interests in connection with business combinations	—	—	—	—	—	—	—	—	1.0	1.0
Comprehensive income:
Consolidated net income	—	—	—	—	—	81.2	—	81.2	(0.2)	81.0
Foreign currency translation adjustments	—	—	—	—	—	—	8.6	8.6	—	8.6
Unrealized losses on interest rate swap:
Unrealized holding losses arising during the period	—	—	—	—	—	—	(1.2)	(1.2)	—	(1.2)
Less reclassification adjustments for settlements included in the determination of net income	—	—	—	—	—	—	2.5	2.5	—	2.5
Changes in pensions, net of tax of $1.4 million	—	—	—	—	—	—	5.8	5.8	—	5.8

Net comprehensive income								96.9	(0.2)	96.7

Balance at December 31, 2009	164,371,384	1.6	13,295	(0.1)	8.4	253.8	153.5	417.2	1.6	418.8

 BRUKER CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (Continued)

(In millions, except per share data)

	Common Shares	Common Stock Amount	Treasury Shares	Treasury Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity Attributable to Bruker Corporation	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
Balance at December 31, 2009	164,371,384	1.6	13,295	(0.1)	8.4	253.8	153.5	417.2	1.6	418.8
Stock options exercised	861,747	—	—	—	6.0	—	—	6.0	—	6.0
Stock based compensation	—	—	—	—	6.9	—	—	6.9	—	6.9
Excess tax benefit related to exercise of stock awards	—	—	—	—	0.3	—	—	0.3	—	0.3
Treasury stock acquired	(3,924)	—	3,924	(0.1)	0.1	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Comprehensive income:
Consolidated net income	—	—	—	—	—	95.4	—	95.4	1.4	96.8
Foreign currency translation adjustments	—	—	—	—	—	—	8.3	8.3	(0.2)	8.1
Unrealized losses on interest rate swap:
Unrealized holding losses arising during the period	—	—	—	—	—	—	(2.1)	(2.1)	—	(2.1)
Less reclassification adjustments for settlements included in the determination of net income	—	—	—	—	—	—	2.6	2.6	—	2.6
Changes in pensions, net of tax of $2.6 million	—	—	—	—	—	—	(9.9)	(9.9)	—	(9.9)

Net comprehensive income								94.3	1.2	95.5

Balance at December 31, 2010	165,229,207	1.6	17,219	(0.2)	21.7	349.2	152.4	524.7	2.7	527.4

 BRUKER CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (Continued)

(In millions, except per share data)

	Common Shares	Common Stock Amount	Treasury Shares	Treasury Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity Attributable to Bruker Corporation	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
Balance at December 31, 2010	165,229,207	1.6	17,219	(0.2)	21.7	349.2	152.4	524.7	2.7	527.4
Shares issued in connection with acquisitions	134,362	—	—	—	2.9	—	—	2.9	—	2.9
Restricted shares issued in connection with acquisitions	156,823	—	—	—	—	—	—	—	—	—
Stock options exercised	354,559	0.1	—	—	3.3	—	—	3.4	—	3.4
Stock based compensation	—	—	—	—	7.9	—	—	7.9	—	7.9
Excess tax benefit related to exercise of stock awards	—	—	—	—	0.2	—	—	0.2	—	0.2
Treasury stock acquired	(3,046)	—	3,046	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1.0)	(1.0)
Comprehensive income:
Consolidated net income	—	—	—	—	—	92.3	—	92.3	1.7	94.0
Foreign currency translation adjustments	—	—	—	—	—	—	(14.7)	(14.7)	—	(14.7)
Unrealized losses on interest rate swap:
Unrealized holding losses arising during the period	—	—	—	—	—	—	(0.3)	(0.3)	—	(0.3)
Less reclassification adjustments for settlements
included in the determination of net income	—	—	—	—	—	—	2.2	2.2	—	2.2
Changes in pensions, net of tax of $0.6 million	—	—	—	—	—	—	2.9	2.9	—	2.9

Net comprehensive income								82.4	1.7	84.1

Balance at December 31, 2011	165,871,905	$1.7	20,265	$(0.2)	$36.0	$441.5	$142.5	$621.5	$3.4	$624.9

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Consolidated net income	$94.0	$96.8	$81.0
Adjustments to reconcile consolidated net income to cash flows from operating activities:
Depreciation and amortization	52.9	36.1	29.7
Amortization of deferred financing costs	0.6	0.6	0.7
Write down of inventories to net realizable value	38.4	24.4	26.1
Stock-based compensation expense	7.9	6.9	6.3
Deferred income taxes	(4.8)	(3.6)	(2.1)
Gain on bargain purchase	—	—	(1.3)
Other non-cash expenses, net	0.7	1.3	(0.2)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(52.8)	(27.3)	(9.4)
Inventories	(111.7)	(68.0)	(4.4)
Other assets	(7.8)	(11.5)	2.0
Accounts payable	9.2	6.5	5.7
Customer deposits	31.3	27.9	8.5
Other liabilities	29.8	66.0	7.2

Net cash provided by operating activities	87.7	156.1	149.8

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(14.3)	(269.8)	(1.9)
Purchases of property, plant and equipment	(54.4)	(31.9)	(16.3)
Sales of property, plant and equipment	—	2.7	—

Net cash used in investing activities	(68.7)	(299.0)	(18.2)

Cash flows from financing activities:
Proceeds from revolving lines of credit, net	30.7	185.0	(62.4)
Proceeds from term debt	—	—	1.6
Repayment of term debt	(29.3)	(21.6)	(23.9)
Payment of deferred financing costs	(1.3)	—	—
Proceeds from issuance of common stock, net	3.3	6.0	1.5
Excess tax benefit related to exercise of stock awards	0.2	0.3	0.6
Changes in restricted cash	0.1	(1.3)	(1.5)
Cash payments to noncontrolling interests	(0.4)	(0.1)	—

Net cash provided by (used) in financing activities	3.3	168.3	(84.1)

Effect of exchange rate changes on cash and cash equivalents	(6.7)	(2.1)	(6.6)

Net change in cash and cash equivalents	15.6	23.3	40.9
Cash and cash equivalents at beginning of year	230.4	207.1	166.2

Cash and cash equivalents at end of year	$246.0	$230.4	$207.1

Supplemental disclosure of cash flow information:
Cash paid for interest	$6.7	$4.5	$6.3

Cash paid for taxes	$69.7	$38.7	$54.2

Non-cash financing activities:
Issuance of common stock in connection
with acquisition of Michrom Bioresources Inc.	$2.9	$—	$—

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business

        Bruker Corporation, together with its consolidated subsidiaries ("Bruker" or the "Company"), is a designer and manufacturer of proprietary life science and materials research systems and associated products that address the rapidly evolving needs of a diverse array of customers in life science, pharmaceutical, biotechnology, clinical and molecular diagnostics research, as well as in materials and chemical analysis in various industries and government applications. The Company's core technology platforms include magnetic resonance technologies, mass spectrometry technologies, gas chromatography technologies, X-ray technologies, spark-optical emission spectroscopy, atomic force microscopy, stylus and optical metrology technology and infrared and Raman molecular spectroscopy technologies. The Company also manufactures and distributes a broad range of field analytical systems for chemical, biological, radiological, nuclear and explosives ("CBRNE") detection. The Company develops and manufactures superconducting and non-superconducting materials and devices for use in renewable energy, energy infrastructure, healthcare and "big science" research. The Company maintains major technical and manufacturing centers in Europe, North America and Japan, and has sales offices located throughout the world. The Company's diverse customer base includes life science, pharmaceutical, biotechnology and molecular diagnostic research companies, academic institutions, advanced materials and semiconductor manufacturers and government agencies.

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

Note 2—Summary of Significant Accounting Policies

        The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in these notes to the consolidated financial statements.

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company and all majority and wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Noncontrolling Interests

        Noncontrolling interests represents the minority shareholders' proportionate share of the Company's majority-owned indirect subsidiaries. The portion of net income or net loss attributable to non-controlling interests is presented as net income (loss) attributable to noncontrolling interests in consolidated subsidiaries in the consolidated statements of income, and the portion of other comprehensive income of these subsidiaries is presented in the consolidated statements of shareholders' equity and comprehensive income.

Subsequent Events

        The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events, except for those disclosed in Note 10—Debt.

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

Restricted Cash

        Certain customers require the Company to provide bank guarantees on customer advances. Generally, lines of credit satisfy this requirement. However, to the extent the required guarantee exceeds the available local line of credit, the Company maintains restricted cash balances. Restricted cash balances are classified as non-current unless, under the terms of the various agreements, the funds will be released from restrictions within one year from the balance sheet date. At December 31, 2011, the Company had $6.1 million of restricted cash, of which $3.9 million was classified as non-current. At December 31, 2010, the Company had $6.4 million of restricted cash, of which $3.5 million was classified as non-current.

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

        The Company's financial instruments consist primarily of cash equivalents, restricted cash, derivative instruments consisting of forward foreign exchange contracts, commodity contracts, derivatives embedded in certain purchase and sale contracts and an interest rate swap, accounts receivable, short-term borrowings, accounts payable and long-term debt. The carrying amounts of the Company's cash equivalents and restricted cash, accounts receivable, short-term borrowings and accounts payable approximate fair value due to their short-term nature. Derivative assets and liabilities are measured at fair value on a recurring basis. The Company's long-term debt consists of variable rate arrangements with interest rates that reset every three months and as a result, reflect currently available terms and conditions. Consequently, the carrying value of the Company's long-term debt approximates fair value.

        The Company has evaluated the estimated fair value of financial instruments using available market information and management's estimates. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

Concentration of Credit Risk

        Financial instruments which subject the Company to credit risk consist of cash and cash equivalents, derivative instruments and accounts receivables. The risk with respect to cash and cash equivalents is minimized by the Company's policy of investing in short-term financial instruments issued by highly-rated financial institutions. The risk with respect to derivative instruments is minimized by the Company's policy of entering into arrangements with highly-rated financial institutions. The risk with respect to accounts receivables is minimized by the creditworthiness and diversity of the Company's customers. The Company performs periodic credit evaluations of its customers' financial condition and generally requires an advanced deposit for a portion of the purchase price. Credit losses have been within management's expectations and the allowance for doubtful accounts totaled $5.6 million and $5.1 million as of December 31, 2011 and 2010, respectively. As of December 31, 2011 and 2010, no single customer represented 10% of the Company's accounts receivable. For the years ended December 31, 2011, 2010 and 2009, no single customer represented 10% of the Company's revenue.

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

Goodwill and Intangible Assets

        Goodwill is not amortized, but is evaluated for impairment on a reporting unit basis annually, or on an interim basis when events or changes in circumstances indicate that the carrying value may not be recoverable. In assessing the recoverability of goodwill, the Company must make assumptions regarding the estimated future cash flows, and other factors, to determine the fair value of these assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges against these assets in the reporting period in which the impairment is determined.

        For goodwill, the impairment evaluation includes a comparison of the carrying value of the reporting unit to the fair value of the reporting unit. If the reporting unit's estimated fair value exceeds the reporting unit's carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceed its carrying value, then further analysis would be required to determine the amount of the impairment, if any.

        For the year ended December 31, 2011, the Company elected to adopt Accounting Standards Update ("ASU") No. 2011-08, Intangibles—Goodwill and Other (Topic 350) Testing Goodwill for Impairment ("ASU No. 2011-08"). Under ASU No. 2011-08, the Company has the option to assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount to determine whether further impairment testing is necessary. Based on the results of the qualitative review of goodwill performed as of December 31, 2011, the Company did not identify any indicators of impairment. As such, the two-phase process was not necessary.

        Intangible assets with a finite useful life are amortized on a straight-line basis over their estimated useful lives as follows:

Existing technology and related patents	3-10 years
Customer and distributor relationships	5-12 years
Trade names	5-10 years

        Acquired in process research and development ("IPR&D") represents ongoing development work associated with enhancements to existing products, as well as the development of next generation products. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment on an annual basis, or when indicators of impairment are identified. When the IPR&D project is complete, it is reclassified as a finite-lived intangible asset and is amortized over its estimated useful life, typically seven to 10 years. If an IPR&D project is abandoned before completion or determined to be impaired, the value of the asset or the amount of the impairment is charged to the consolidated statements of income in the period the project is abandoned or impaired.

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

Warranty Costs and Deferred Revenue

        The Company typically provides a one year parts and labor warranty with the purchase of equipment. The anticipated cost for this warranty is accrued upon recognition of the sale and is included as a current liability on the accompanying consolidated balance sheets. The Company's warranty reserve reflects estimated material and labor costs for potential product issues for which the Company expects to incur an obligation. The Company's estimates of anticipated rates of warranty claims and costs are primarily based on historical information and future forecasts. The Company assesses the adequacy of the warranty reserve on a quarterly basis and adjusts the amount as necessary. If the historical data used to calculate the adequacy of the warranty reserve are not indicative of future requirements, additional or reduced warranty reserves may be required.

        The Company also offers to its customers extended warranty and service agreements extending beyond the initial warranty for a fee. These fees are recorded as deferred revenue, based on their relative fair value, and recognized ratably into income over the life of the extended warranty contract once the extended warranty period has commenced.

Income Taxes

        The Company accounts for income taxes using the asset and liability approach by recognizing deferred tax assets and liabilities for the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using enacted tax rates in effect for the year in which the differences are expected to be reflected in the tax return. In addition, the Company is required to record a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In addition, the Company accounts for uncertain tax positions that have reached a minimum recognition threshold.

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

        In September 2009, the Financial Accounting Standards Board ("FASB") ratified ASU No. 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements. ASU No. 2009-13 amends existing revenue recognition accounting standards that are currently within the scope of Accounting Standards Codification ("ASC") 605, Subtopic 25—Multiple-Element Arrangements. ASU No. 2009-13 provides for three significant changes to the existing guidance for multiple element arrangements:

  •
  Removes the requirement to have objective and reliable evidence of fair value for undelivered elements in an arrangement. This may result in more deliverables being treated as separate units of accounting.

  •
  Modifies the manner in which arrangement consideration is allocated to the separately identified deliverables. ASU No. 2009-13 requires an entity to allocate revenue in an arrangement based on the fair value of each deliverable using its best estimate of selling prices ("ESP") of deliverables if a vendor does not have vendor-specific objective evidence of fair value ("VSOE") or third-party evidence of fair value ("TPE"), if VSOE is not available.

  •
  Eliminates the use of the residual method and requires an entity to allocate revenue using the relative selling prices method, which results in the discount in the transaction being evenly allocated to the separate units of accounting.

        Additionally, in September 2009, the FASB ratified ASU No. 2009-14, Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements. The amendments in ASU No. 2009-14 provide that tangible products containing software components and non-software components that function together to deliver the tangible product's essential functionality are no longer within the scope of the software revenue recognition guidance in Accounting Standards Codification (ASC) Topic

985-605, Software Revenue Recognition (ASC 985-605) and should follow the guidance in ASU No. 2009-13 for multiple-element arrangements.

        The Company adopted these new accounting standards at the beginning of its first fiscal quarter of 2011 on a prospective basis for transactions originating or materially modified on or after January 1, 2011. These accounting standards generally do not change the units of accounting for the Company's revenue transactions, as most products and services qualify as separate units of accounting as was the case under previous accounting guidance. The impact of adopting these new accounting standards was not material to the Company's financial statements for the year ended December 31, 2011, and if applied in the same manner there would not have been a material impact to revenue recorded in 2010 and 2009 or any interim periods therein.

        For transactions entered into subsequent to the adoption of ASU No. 2009-13 that include multiple elements, arrangement consideration is allocated to each element based on the relative selling prices of all of the elements in the arrangement using the fair value hierarchy as required by ASU No. 2009-13. The Company limits the amount of revenue recognized for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations, or subject to customer-specific return or refund privileges.

        The Company attempts to determine the fair value of its products and services based on VSOE. The Company determines VSOE based on its normal selling pricing and discounting practices for the specific product or service when sold on a stand-alone basis. In determining VSOE, the Company's policy requires a substantial majority of selling prices for a product or service to be within a reasonably narrow range. The Company also considers the class of customer, method of distribution and the geographies into which products and services are being sold when determining VSOE.

        If VSOE cannot be established, which may occur in instances where a product or service has not been sold separately, stand-alone sales are too infrequent or product pricing is not within a sufficiently narrow range, the Company attempts to establish the selling price based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. The Company is typically not able to determine TPE for its products or services. TPE is determined based on competitor prices for similar elements when sold or licensed separately. Generally, the Company's offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be determined. Furthermore, the Company is unable to reliably determine the selling prices on a stand-alone basis of similar products offered by its competitors.

        When the Company cannot determine VSOE or TPE, it uses ESP in its allocation of arrangement consideration. The objective of ESP is to determine the price at which the Company would typically transact a stand-alone sale of the product or service. ESP is determined by considering a number of factors including the Company's pricing policies, internal costs and gross profit objectives, method of distribution, market research and information, recent technological trends, competitive landscape and geographies. The Company plans to analyze the selling prices used in its allocation of arrangement consideration, at a minimum, on an annual basis. Selling prices will be analyzed more frequently if a significant change in the Company's business necessitates more frequent analysis or if the Company experiences significant variances in its selling prices.

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

Shipping and Handling Costs

        The Company records costs incurred in connection with shipping and handling products as marketing and selling expenses. Shipping and handling costs were $28.7 million, $20.8 million and $14.0 million in the years ended December 31, 2011, 2010 and 2009, respectively. Amounts billed to customers in connection with these costs are included in revenues.

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

Advertising

        The Company expenses advertising costs as incurred. Advertising expenses were $8.1 million, $9.1 million and $6.9 million during the years ended December 31, 2011, 2010 and 2009, respectively.

Stock-Based Compensation

        The Company recognizes stock-based compensation expense in the consolidated statements of income based on the fair value of the share-based award at the grant date. The Company's primary types of share-based compensation are stock options and restricted stock. The Company recorded stock-based compensation expense for the years ended December 31, 2011, 2010 and 2009, as follows (in millions):

	2011	2010	2009
Stock options	$6.6	$5.8	$5.0
Restricted stock	1.3	1.1	1.3

Total stock-based compensation pre-tax	7.9	6.9	6.3
Tax benefit	1.2	1.1	1.1

Total stock-based compensation net of tax	$6.7	$5.8	$5.2

        Compensation expense is amortized on a straight-line basis over the underlying vesting terms of the share-based award. Stock options to purchase the Company's common stock are periodically awarded to executive officers and other employees of the Company subject to a vesting period of three to five years. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model and are presented in the table below:

	2011	2010	2009
Risk-free interest rate	1.24%-3.12%	1.73%-3.46%	1.71%-3.60%
Expected life	6.5 years	6.5 years	6.5 years
Volatility	57.2%	62.0%	64.0%
Expected dividend yield	—	—	—

        The risk-free interest rate is based on the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected life assumption. Expected life is determined through the simplified method as defined in the Securities and Exchange Commission Staff Accounting Bulletin No. 110. The Company believes that this is the best estimate of the expected term of a new option. Expected volatility is based on a number of factors, but the Company currently believes that the exclusive use of its historical volatility results in the best estimate of the grant-date fair value of employee stock options because it reflects the market's current expectations of future volatility. The expected dividend yield was not considered in the option pricing formula since the Company does not pay dividends and has no current plans to do so in the future. The terms of some of the Company's indebtedness also currently restrict its ability to pay dividends to its shareholders.

        In addition, the Company utilizes an estimated forfeiture rate when calculating the stock-based compensation expense for the period. The Company has applied estimated forfeiture rates derived from an analysis of historical data of 5.2%, 5.4% and 5.8% for the years ended December 31, 2011, 2010 and 2009, respectively, in determining the expense recorded in the accompanying consolidated statements of income. The weighted average fair values of options granted was $7.89, $8.56 and $5.83 per share for the years ended December 31, 2011, 2010 and 2009, respectively.

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

        The following table sets forth the computation of basic and diluted weighted average shares outstanding for the years ended December 31, (in millions, except per share data):

	2011	2010	2009
Net income attributable to Bruker
Corporation, as reported	$92.3	$95.4	$81.2

Weighted average shares outstanding:
Weighted average shares outstanding-basic	165.4	164.4	163.5
Effect of dilutive securities:
Stock options and restricted stock	1.5	1.3	1.4

Weighted average shares outstanding-diluted	166.9	165.7	164.9

Net income per common share attributable
to Bruker Corporation shareholders:
Basic	$0.56	$0.58	$0.50

Diluted	$0.55	$0.58	$0.49

        Stock options to purchase approximately 0.1 million shares, 0.7 million shares and 2.3 million shares were excluded from the computation of diluted earnings per share in the years ended December 31, 2011, 2010 and 2009, respectively, because their effect would have been anti-dilutive.

Employee Retirement Plans

        The Company recognizes the over-funded or under-funded status of defined benefit pension and other postretirement defined benefit plans as an asset or liability, respectively, in its consolidated statement of financial position and recognizes changes in the funded status in the year in which the changes occur through other comprehensive income.

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

Foreign Currency Translation

        Assets and liabilities of the Company's foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using year-end exchange rates, or historical rates, as appropriate. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a separate component of shareholders' equity. Gains and losses resulting from foreign currency transactions are reported in interest and other income (expense), net in the consolidated statements of income for all periods presented. The Company may periodically have certain intercompany foreign currency transactions that are deemed to be of a long-term investment nature; exchange adjustments related to those transactions are made directly to a separate component of shareholders' equity.

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

        Significant estimates and judgments relied upon by management in preparing these financial statements include revenue recognition, allowances for doubtful accounts, reserves for excess and obsolete inventory, the expensing and capitalization of research and development costs for software, estimated fair values of long-lived assets used to record impairment charges related to intangible assets and goodwill, intangible asset valuations, amortization periods, expected future cash flows used to evaluate the recoverability of long-lived assets, stock-based compensation expense, warranty allowances, restructuring and other related charges, contingent liabilities and the recoverability of the Company's net deferred tax assets.

        Although the Company regularly reassesses the assumptions underlying these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from management's estimates if these results differ from historical experience or other assumptions prove not to be substantially accurate, even if such assumptions are reasonable when made.

Prior Year Financial Statement Reclassification

        The consolidated statement of income for the year ended December 31, 2011, reflects amortization of certain technology-related intangible assets recorded as a component of cost of revenue. In order to conform to the current year presentation, the Company has shown $4.3 million and $1.1 million of amortization expense as a component of cost of revenue for the years ended December 31, 2010 and 2009, respectively, to provide a better reflection of the function of the underlying intangible assets. The amounts reclassified were previously recorded as selling, general and administrative expense, a component of operating expenses. The reclassification of these amounts had no effect on the Company's previously reported results of operations or cash flows for the years ended December 31, 2010 and 2009.

Note 3—Acquisitions

Acquisitions Completed in 2011

        In October 2011, the Company completed the acquisition of Center for Tribology, Inc. (the "tribology business"), a privately owned company based in California, U.S. The acquired business provides nano-mechanical and tribological test instrumentation for basic materials research and industrial manufacturing in a range of fields, including biomedical, petroleum, microelectronics, energy, and automotive markets. The tribology business expands the Company's nano surfaces business into an adjacent market that the Company could not previously address. The Company acquired the tribology business for $12.7 million in cash and a contingent consideration arrangement that could require the Company to pay the former shareholder of the tribology business an additional $1.5 million in each of the years 2012 and 2013. The former shareholder of the tribology business will earn the contingent consideration if certain revenue and gross profit margin targets are achieved in 2012 and 2013 and their employment continues at the Company. Under the purchase agreement $1.6 million of the purchase price was paid into escrow pending the resolution of indemnification obligations and working capital obligations of the former shareholder of the acquired business. The Company anticipates the final settlement of the amounts in escrow to occur in the fourth quarter of 2012.

        In April 2011, the Company completed the acquisition of Michrom Bioresources Inc. (the "HPLC business"), a privately owned company based in California, U.S., that provides high performance liquid chromatography instrumentation, accessories and consumables to the life science market. High performance liquid chromatography is a chromatographic technique that can separate a mixture of compounds and is often used as the front-end to a mass spectrometer to identify, quantify and purify the individual components of the sample. The acquisition of the HPLC business expands the Company's mass spectrometry businesses. The Company acquired the HPLC business for $1.1 million in cash, 134,362 shares of unrestricted common stock and 156,823 shares of restricted common stock. The restricted common stock will vest over a five year period and is contingent on continuing employment with the Company. Under the purchase agreement $0.1 million of cash and 10% of the total shares issued were paid into escrow pending the resolution of indemnification obligations and working capital obligations of the former shareholders of the acquired business. The Company anticipates the final settlement of the amounts in escrow to occur in the fourth quarter of 2012.

        The acquisition of the tribology business and the HPLC business were accounted for under the acquisition method. The components of the consideration transferred and the allocation of the consideration transferred for these businesses is as follows (in millions):

	Tribology	HPLC
Consideration Transferred:
Cash paid	$12.7	$1.1
Stock issued	—	2.9
Cash acquired	(0.2)	(0.2)

Total consideration transferred	$12.5	$3.8

Allocation of Consideration Transferred:
Accounts receivable	$1.5	$0.2
Inventory	1.0	1.3
Property, plant and equipment	—	0.2
Intangible assets:
Existing technology and related patents	12.0	1.3
Customer and distributor relationships	0.6	1.5
Tradename	—	0.1
In-process research and development	0.1	—
Goodwill	3.5	1.2
Liabilities assumed	(6.2)	(2.0)

Total consideration transferred	$12.5	$3.8

        The fair value of the 134,362 shares of unrestricted common stock issued in connection with the HPLC business was determined based on the closing market price of the Company's common shares on the acquisition date, or $21.28 per share.

        The fair value contingent consideration arrangement in the acquisition of the tribology business is not included in the total consideration transferred because it is forfeited if the former shareholder's employment is terminated. Similarly, the fair value restricted common stock issued in the acquisition of the HPLC business is not included in the total consideration transferred because it is forfeited if the former shareholders' employment is terminated. Because these arrangements are forfeited if employment is terminated, the amounts are considered to be compensation for post-combination service and will be accounted for as compensation expense over the period the contingent amounts are earned.

        The Company has not yet completed the final allocation of the consideration transferred in connection with the tribology business but expects to complete the final allocation within the measurement period. The allocation of the consideration transferred in connection with the HPLC business was completed in the fourth quarter of 2011.

        The acquisition of the tribology business and the HPLC business were made at prices above the fair value of the net acquired assets, resulting in $3.5 million and $1.2 million of goodwill, respectively. The Company was willing to pay these prices based on expectations of synergies that will result from combining the businesses with the Company's existing operations. These synergies include expanded product offerings to adjacent markets that the Company was previously not able to address in a comprehensive manner and leveraging selling, general and administrative expenses.

        In performing the purchase price allocation, the Company considered, among other factors, its intention for future use of the acquired assets, analyses of historical financial performance, and estimates of future cash flows from the tribology and HPLC products and services. The purchase price was allocated based upon the fair value of the identified assets acquired and liabilities assumed as of the acquisition date from a market participant's perspective.

        The Company used the multi-period excess-earnings method, a form of the income approach, to value the existing technology and patents related to the tribology and HPLC businesses. The principle behind this method is that the value of the intangible asset is equal to the present value of the after-tax cash flows attributable to the intangible asset only. The Company also used the multi-period excess-earnings method to value the customer relationships acquired in the connection with the HPLC business and the IPR&D acquired with the tribology business. The multi-period excess-earnings method was used to value the customer relationships acquired in the connection with the HPLC business because the customer relationships were deemed to be one of the primary cash generating assets acquired in the transaction. The Company used the lost-profit/avoided cost method, a form of the income approach, to value the distributor relationships related to the tribology business. The principle behind this method is that the economic value of an asset can be estimated based on the total costs that were avoided by having the asset in place. The Company used the relief from royalty method, a form of the income approach, to value the tradenames acquired in the HPLC business. The principle behind this method is that the value of the intangible asset is equal to the present value of the after-tax royalty savings attributable to owning the intangible asset. The weighted-average amortization periods for intangible assets acquired in connection with the tribology and HPLC businesses are 7.1 years for existing technology and related patents, 6.8 years for customer and distributor relationships and 1 year for tradenames. IPR&D is carried at its initial fair value and will be amortized to expense upon completion of development. If further development becomes unfeasible or is abandoned, the carrying value of the IPR&D will be expensed in the period it occurs.

        Transaction costs associated with the acquisition of the tribology and HPLC businesses were expensed as incurred. The Company incurred $1.1 million in expenses that are included in other charges, net in the consolidated statements of income for the year ended December 31, 2011. These costs consist primarily of professional fees.

        The results of the tribology and HPLC businesses have been included in the Scientific Instruments segment from the date of acquisition. Pro forma financial information reflecting the acquisition of these businesses has not been presented because the impact on revenues, net income and net income per common share attributable to Bruker Corporation shareholders is not material.

Acquisitions Completed in 2010

        In October 2010, the Company completed the acquisition of Veeco Metrology Inc., a scanning probe microscopy and optical industrial metrology instruments business (the "nano surfaces business"), from Veeco Instruments Inc. ("Veeco") for cash consideration of $230.4 million. The Company financed the acquisition with $167.6 million borrowed under a revolving credit agreement and the balance with cash on hand. The acquired business complements the Company's existing atomic force microscopy products and expanded the Company's offerings to industrial and applied markets, specifically in the fields of materials and nanotechnology research and analysis. Under the purchase agreement $22.9 million of the purchase price was paid into escrow pending the resolution of indemnification obligations and working capital obligations of the seller. In October 2011 the escrow was released to Veeco.

        In May 2010, the Company completed the acquisition of three former Varian, Inc. ("Varian") product lines which Agilent Technologies, Inc. ("Agilent") divested in connection with its acquisition of Varian. The Company acquired certain assets and assumed certain liabilities in Varian's inductively coupled plasma mass spectrometry instruments business, gas chromatography instruments business, and gas chromatography triple-quadrupole mass spectrometry instruments business (collectively, the "chemical analysis business") for cash consideration of $37.5 million. The acquired business complements the Company's existing mass spectrometry products and expands the Company's offerings to industrial and applied markets.

        The acquisitions of the nano surfaces business and chemical analysis business were accounted for under the acquisition method. The components of the consideration transferred and the allocation of the consideration transferred for these businesses, including measurement period adjustments recorded in 2011, are as follows (in millions):

	Nano Surfaces	Chemical Analysis
Consideration Transferred:
Cash paid	$230.4	$37.5

Total consideration transferred	$230.4	$37.5

Allocation of Consideration Transferred:
Accounts receivable	$21.8	$—
Notes receivable	—	10.3
Inventory	33.5	16.9
Other current assets	8.1	—
Property, plant and equipment	18.0	2.4
Intangible assets:
Existing technology and related patents	89.7	7.1
Customer and distributor relationships	1.5	15.8
In-process research and development	21.3	—
Goodwill	49.0	0.4
Liabilities assumed	(12.5)	(15.4)

Total consideration transferred	$230.4	$37.5

        The Company finalized the allocation of the consideration transferred in connection with the nano surfaces business in the third quarter of 2011. The Company finalized the allocation of the consideration transferred in connection with the chemical analysis business in the fourth quarter of 2010. Measurement period adjustments made to the acquisition date fair values of the nano surfaces business in 2011 consisted of a reclassification of $2.0 million from goodwill to intangible assets in connection with finalizing the fair value of a license agreement that was acquired in the transaction.

        The acquisitions of the nano surfaces business and the chemical analysis business were made at prices above the fair value of the net acquired assets, resulting in $49.0 million and $0.4 million of goodwill, respectively. The Company was willing to pay these prices based on expectations of synergies that will result from combining the businesses with the Company's existing operations. These synergies include expanded product offerings to applied analytical markets that the Company was previously not able to address in a comprehensive manner and leveraging selling, general and administrative expenses.

        Transaction costs associated with the acquisitions of the nano surfaces and chemical analysis businesses have been expensed as incurred. The Company incurred $3.1 million and $4.6 million in expenses that are included in other charges, net in the consolidated statements of income for the years ended December 31, 2011 and 2010, respectively. The costs incurred in 2011 consist primarily of transition costs whereby Agilent and Veeco are providing administrative services on behalf of the Company for defined periods. The transition service arrangements expired in 2011. In 2010, transaction costs include $2.8 million of transition costs provided by Agilent and Veeco and transaction expenses of $1.8 million consisting of various professional fees.

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

Note 4—Fair Value of Financial Instruments

        The Company measures the following financial assets and liabilities at fair value on a recurring basis. The following table sets forth the Company's financial instruments and presents them within the fair value hierarchy using the lowest level of input that is significant to the fair value measurement at December 31, 2011 (in millions):

	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$26.3	$26.3	$—	$—
Restricted cash	2.2	2.2	—	—
Embedded derivatives in purchase and delivery contracts	0.6	—	0.6	—
Commodity contracts	0.5	—	0.5	—
Long-term restricted cash	3.9	3.9	—	—

Total assets recorded at fair value	$33.5	$32.4	$1.1	$—

Liabilities:
Interest rate swap contract	$1.1	$—	$1.1	$—
Foreign exchange contracts	4.2	—	4.2	—
Embedded derivatives in purchase and delivery contracts	0.4	—	0.4	—
Fixed price commodity contracts	0.5	—	0.5	—

Total liabilities recorded at fair value	$6.2	$—	$6.2	$—

        Derivative financial instruments are classified within level 2 because there is not an active market for each hedge contract however, the inputs used to calculate the value of the instruments are obtained from active markets.

        The Company measures eligible assets and liabilities at fair value with changes in fair value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities, and did not elect the fair value option for any financial assets and liabilities transacted in the year ended December 31, 2011 or 2010.

Note 5—Accounts Receivable

        The following is a summary of trade accounts receivable at December 31, (in millions):

	2011	2010
Gross accounts receivable	$288.4	$238.0
Allowance for doubtful accounts	(5.6)	(5.1)

Accounts receivable, net	$282.8	$232.9

        The allowance for doubtful accounts is management's estimate of credit losses in the accounts receivable. The allowance for doubtful accounts is based on a number of factors, including an evaluation of customer credit worthiness, the age of the outstanding receivable, economic trends and historical experience. The allowance for doubtful accounts is reviewed on a quarterly basis and changes in estimates are reflected in the period in which they become known. The Company writes off account balances against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for doubtful accounts are recorded in general and administrative expenses.

        The following is a summary of the activity in the Company's allowance for doubtful accounts at December 31, (in millions):

	Balance at Beginning of Period	Additions Charged to Expense	Deductions Amounts Written Off	Balance at End of Period
2011	$5.1	0.9	(0.4)	$5.6
2010	5.4	0.3	(0.6)	5.1
2009	5.4	1.2	(1.2)	5.4

Note 6—Inventories

        Inventories consisted of the following at December 31, (in millions):

	2011	2010
Raw materials	$175.5	$143.7
Work-in-process	169.4	174.8
Finished goods	175.3	143.9
Demonstration units	56.0	48.6

Inventories	$576.2	$511.0

        The Company reduces the carrying value of its demonstration inventories for differences between its cost and estimated net realizable value through a charge to cost of product revenue that is based on a number of factors including, the age of the unit, the physical condition of the unit and an assessment of technological obsolescence. Amounts recorded in cost of revenue related to the write-down of demonstration units to net realizable value were $30.0 million, $24.4 million and $26.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. Finished goods include in-transit systems that have been shipped to the Company's customers but not yet installed and accepted by the customer. As of December 31, 2011 and 2010, inventory-in-transit was $116.8 million and $85.3 million, respectively.

Note 7—Property, Plant and Equipment

        The following is a summary of property, plant and equipment by major asset class at December 31, (in millions):

	2011	2010
Land	$32.3	$28.3
Building and leasehold improvements	241.3	231.5
Machinery, equipment, software and furniture and fixtures	298.9	281.0

	572.5	540.8
Less accumulated depreciation and amortization	(323.5)	(307.1)

Property, plant and equipment, net	$249.0	$233.7

        Depreciation expense, which includes the amortization of leasehold improvements, for the years ended December 31, 2011, 2010 and 2009 was $34.8 million, $30.3 million and $27.9 million, respectively.

Note 8—Goodwill and Other Intangible Assets

        The following table sets forth the changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 (in millions):

Balance at December 31, 2009	$47.5
Acquisitions	52.4
Foreign currency impact	(1.6)

Balance at December 31, 2010	98.3
Acquisitions	4.7
Dispositions	(0.1)
Measurement period adjustments	(2.0)
Foreign currency impact	(0.7)

Balance at December 31, 2011	$100.2

        At December 31, 2011 and 2010, all goodwill was allocated to the Scientific Instruments segment. The goodwill acquired in 2011 relates to the acquisition of the tribology business and the HPLC business. The goodwill acquired in 2010 relates to the acquisition of the nano surfaces business, the chemical analysis business and approximately $1.0 million related to other individually insignificant acquisitions.

        No impairment losses were recorded on goodwill during the years ended December 31, 2011, 2010 and 2009.

        The following is a summary of intangible assets at December 31, (in millions):

	2011			2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology and related patents	$141.4	$(29.9)	$111.5	$112.0	$(15.0)	$97.0
Customer relationships	22.0	(5.1)	16.9	20.2	(2.5)	17.7
Trade names	0.2	(0.2)	—	0.4	(0.3)	0.1

Intangible assets subject to amortization	163.6	(35.2)	128.4	132.6	(17.8)	114.8
In-process research and development	8.0	—	8.0	21.3	—	21.3

Intangible assets	$171.6	$(35.2)	$136.4	$153.9	$(17.8)	$136.1

        For the years ended December 31, 2011, 2010 and 2009, the Company recorded amortization expense of approximately $18.1 million, $5.8 million and $1.8 million, respectively, in the consolidated statements of income.

        No impairment losses were recorded related to definite-lived intangible assets during the years ended December 31, 2011, 2010 and 2009.

        The estimated future amortization expense related to amortizable intangible assets at December 31, 2011 is as follows (in millions):

2012	$19.7
2013	20.7
2014	20.1
2015	19.5
2016	18.6
Thereafter	37.8

Total	$136.4

Note 9—Other Current Liabilities

        The following is a summary of other current liabilities at December 31, (in millions):

	2011	2010
Deferred revenue	$83.0	$70.3
Accrued compensation	77.5	68.8
Income taxes payable	55.8	61.5
Accrued warranty	27.8	28.4
Derivative liabilities	6.2	6.8
Other accrued expenses	69.7	65.9

Other current liabilities	$320.0	$301.7

        The following table sets forth the changes in accrued warranty for the years ended December 31, 2011 and 2010 (in millions):

Balance at December 31, 2009	$22.9
Accruals for warranties issued during the year	28.6
Settlements of warranty claims	(22.0)
Foreign currency impact	(1.1)

Balance at December 31, 2010	28.4
Accruals for warranties issued during the year	29.1
Settlements of warranty claims	(28.6)
Foreign currency impact	(1.0)

Balance at December 31, 2011	$27.9

Note 10—Debt

        The Company's debt obligations consist of the following as of December 31, (in millions):

	2011	2010
U.S. Dollar term loan under the Amended Credit Agreement	$82.5	$110.6
U.S. Dollar revolving loan under the Amended Credit Agreement	216.5	185.5
Capital lease obligations	4.1	4.9

Total debt	303.1	301.0
Short-term borrowings	—	(185.5)
Current portion of long-term debt	(83.7)	(28.9)

Total debt, less current portion	$219.4	$86.6

        In February 2008, the Company entered into a credit agreement, referred to as the Credit Agreement, with a syndicate of lenders that provided for a revolving credit line with a maximum commitment of $230.0 million and a term loan facility of $150.0 million. The outstanding principal under the term loan was payable in quarterly installments through December 2012. Borrowings under the Credit Agreement accrued interest, at the Company's option, at either (i) the higher of the prime rate or the federal funds rate plus 0.50%, or (ii) adjusted LIBOR, plus margins ranging from 0.40% to 1.25% and a facility fee ranging from 0.10% to 0.20%.

        In May 2011, the Company entered into an amendment to and restatement of the Credit Agreement, referred to as the Amended Credit Agreement. The Company accounted for the amendment as a modification under FASB ASC No. 470, Debt ("ASC No. 470"). The Amended Credit Agreement increases the maximum commitment on the Company's revolving credit line to $250.0 million and extends the maturity date to May 2016. Borrowings under the revolving credit line of the Amended Credit Agreement accrue interest, at the Company's option, at either (i) the higher of the prime rate, (ii) the federal funds rate plus 0.50%, (iii) adjusted LIBOR plus 1.00% or (iv) LIBOR, plus margins ranging from 0.80% to 1.65% and a facility fee ranging from 0.20% to 0.35%. The Amended Credit Agreement had no impact on the maturity or pricing of the Company's existing term loan. As of December 31, 2011, the weighted average interest rate of borrowings under the term facility of the Amended Credit Agreement was approximately 2.8%.

        Borrowings under the Amended Credit Agreement are secured by guarantees from certain material subsidiaries, as defined in the Amended Credit Agreement, and Bruker Energy & Supercon Technologies, Inc. The Amended Credit Agreement also requires the Company to maintain certain financial ratios related to maximum leverage and minimum interest coverage, as defined in the Amended Credit Agreement. Specifically, the Company's leverage ratio cannot exceed 3.0 and the Company's interest coverage ratio cannot be less than 3.0. In addition to the financial ratios, the

Amended Credit Agreement restricts, among other things, the Company's ability to do the following: make certain payments; incur additional debt; incur certain liens; make certain investments, including derivative agreements; merge, consolidate, sell or transfer all or substantially all of its assets; and enter into certain transactions with affiliates. Failure to comply with any of these restrictions or covenants may result in an event of default under the applicable debt instrument, which could permit acceleration of the debt under that instrument and require the Company to prepay that debt before its scheduled due date.

        At December 31, 2011 and 2010, the Company had amounts outstanding totaling $216.5 million and $185.5 million, respectively, under the revolving loan facility. At December 31, 2011, in accordance with ASC No. 470, the Company classified the amounts outstanding under the revolving loan facility as long-term because it had the ability and intent to refinance the short-term obligation on a long-term basis. The refinancing of the revolving loan amount was completed in January 2012. At December 31, 2010, amounts outstanding under the revolving loan facility were classified as short-term borrowings.

        On January 18, 2012, the Company entered into a note purchase agreement, referred to as the Note Purchase Agreement, with a group of accredited institutional investors. Pursuant to the Note Purchase Agreement, the Company issued and sold $240.0 million of senior notes, referred to as the Senior Notes. The Senior Notes issued by the Company in the private placement consist of the following:

  •
  $20 million 3.16% Series 2012A Senior Notes, Tranche A, due January 18, 2017;

  •
  $15 million 3.74% Series 2012A Senior Notes, Tranche B, due January 18, 2019;

  •
  $105 million 4.31% Series 2012A Senior Notes, Tranche C, due January 18, 2022; and

  •
  $100 million 4.46% Series 2012A Senior Notes, Tranche D, due January 18, 2024.

        Under the terms of the Note Purchase Agreement, the Company may issue and sell additional senior notes up to an aggregate principal amount of $600 million, subject to certain conditions.

        Interest on the Senior Notes is payable semi-annually on January 18 and July 18 of each year, commencing July 18, 2012. The Senior Notes are unsecured obligations of the Company and are fully and unconditionally guaranteed by certain of the Company's direct and indirect subsidiaries. The Senior Notes rank pari passu in right of repayment with the Company's other senior unsecured indebtedness. The Company may prepay some or all of the Senior Notes at any time in an amount not less than 10% of the original aggregate principal amount of the Senior Notes to be prepaid, at a price equal to the sum of (a) 100% of the principal amount thereof, plus accrued and unpaid interest, and (b) the applicable make-whole amount, upon not less than 30 and no more than 60 days' written notice to the holders of the Senior Notes. In the event of a change in control, as defined in the Note Purchase Agreement, of the Company, the Company may be required to prepay the Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest.

        The Note Purchase Agreement contains affirmative covenants, including, without limitation, maintenance of corporate existence, compliance with laws, maintenance of insurance and properties, payment of taxes, addition of subsidiary guarantors and furnishing notices and other information. The Note Purchase Agreement also contains certain restrictive covenants that restrict the Company's ability to, among other things, incur liens, transfer or sell assets, engage in certain mergers and consolidations and enter into transactions with affiliates. The Note Purchase Agreement also includes customary representations and warranties and events of default. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding Senior Notes will become due and payable immediately without further action or notice. In the case of payment events of defaults, any holder of Senior Notes affected thereby may declare all Senior Notes held by it due and payable immediately. In the case of any other event of default, a majority of the holders of the Senior Notes may declare all the Senior Notes to be due and payable immediately. Pursuant to the Note Purchase Agreement, so long as any Senior Notes are outstanding the Company will not permit (i) its leverage ratio, as determined pursuant to the Note Purchase Agreement, as of the end of any fiscal quarter to exceed 3.50 to 1.00, (ii) its interest coverage ratio as determined pursuant to the Note Purchase Agreement as of the end of any fiscal quarter for any period of four consecutive fiscal quarters to be less than 2.50 to 1 or (iii) priority debt at any time to exceed 25% of consolidated net worth, as determined pursuant to the Note Purchase Agreement.

        Annual maturities of long-term debt outstanding at December 31, 2011, excluding the amounts outstanding under the revolving loan facility of the Amended Credit Agreement that were refinanced in January 2012, are as follows (in millions):

2012	$83.7
2013	1.1
2014	0.7
2015	0.5
2016	0.6
Thereafter	—

Total	$86.6

        Interest expense for the years ended December 31, 2011, 2010 and 2009, was $7.3 million, $5.6 million and $7.5 million, respectively.

        The following is a summary of the maximum commitments and the net amounts available to the Company under revolving loan arrangements as of December 31, 2011 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
Amended Credit Agreement	1.4%	$250.0	$216.5	$0.2	$33.3
Other revolving loans	—	178.7	—	115.2	63.5

Total revolving loans	1.4%	$428.7	$216.5	$115.4	$96.8

        Other revolving loans are with various financial institutions located primarily in Germany, Switzerland and France. The Company's other revolving lines of credit are typically due upon demand with interest payable monthly. Certain of these lines of credit are unsecured while others are secured by the accounts receivable and inventory of the related subsidiary.

Note 11—Derivative Instruments and Hedging Activities

Interest Rate Risks

        The Company's exposure to interest rate risk relates primarily to outstanding variable rate debt and adverse movements in the related short-term market rates. The most significant component of the Company's interest rate risk relates to amounts outstanding under the Amended Credit Agreement. In April 2008, the Company entered into an interest rate swap arrangement to manage its exposure to interest rate movements and the related effect on its variable rate debt. Under this interest rate swap arrangement, the Company pays a fixed rate of approximately 3.8% and receives a variable rate based on three month LIBOR. The initial notional amount of this interest rate swap was $90.0 million and it amortizes in proportion to the term debt component of the Amended Credit Agreement through December 2012. At December 31, 2011 and 2010, the notional amount of this interest rate swap was $49.5 million and $66.4 million, respectively. The Company concluded that this swap met the criteria to qualify as an effective hedge of the variability of cash flows of the interest payments and accounts for the interest rate swap as a cash flow hedge. Accordingly, the Company reflects changes in the fair value of the effective portion of this interest rate swap in accumulated other comprehensive income, a separate component of shareholders' equity. Amounts recorded in accumulated other comprehensive income are reclassified to interest and other income (expense), net in the consolidated statement of income when either the forecasted transaction occurs or it becomes probable that the forecasted transaction will not occur.

Foreign Exchange Rate Risk Management

        The Company generates a substantial portion of its revenues and expenses in international markets, principally Germany and other countries in the European Union, Switzerland and Japan, which subjects its operations to the exposure of exchange rate fluctuations. The impact of currency exchange rate movement can be positive or negative in any period. The Company periodically enters into foreign currency contracts in order to minimize the volatility that fluctuations in exchange rates have on its cash flows. Under these arrangements, the Company typically agrees to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates with maturities of less than twelve months. These transactions do not qualify for hedge accounting and, accordingly, the instrument is recorded at fair value with the corresponding gains and losses recorded in the consolidated statements of income. The Company had the following notional amounts outstanding under foreign currency contracts at December 31, (in millions):

Buy	Notional Amount in Buy Currency	Sell	Maturity	Notional Amount in U.S. Dollars	Fair Value of Assets	Fair Value of Liabilities
December 31, 2011:
Euro	1.5	Australian Dollars	January 2012	$2.1	$—	$0.1
Euro	35.0	U.S. Dollars	January 2012 to	48.2	—	2.9
			October 2012
Swiss Francs	24.5	U.S. Dollars	January 2012	27.4	—	1.2
U.S. Dollars	2.5	Mexican Pesos	January 2012 to	2.5	—	—
			November 2012

				$80.2	$—	$4.2

December 31, 2010:
Euro	1.5	Australian Dollars	January 2011	$2.2	$—	$0.2
Euro	13.3	Swiss Francs	January 2011	19.3	—	1.1
Euro	14.5	U.S. Dollars	January 2011 to May 2012	19.6	0.1	0.4
Swiss Francs	13.6	U.S. Dollars	January 2011	13.9	0.7	—
Swiss Francs	18.0	Euro	January 2011	18.5	1.2	—
U.S. Dollars	8.9	Euro	January 2011 to January 2012	8.7	0.1	—

				$82.2	$2.1	$1.7

        In addition, the Company periodically enters into purchase and sales contracts denominated in currencies other than the functional currency of the parties to the transaction. The Company accounts for these transactions separately valuing the "embedded derivative" component of these contracts. The contracts, denominated in currencies other than the functional currency of the transacting parties, amounted to $34.8 million for the delivery of products and $4.9 million for the purchase of products at December 31, 2011 and $16.1 million for the delivery of products and $0.3 million for the purchase of products at December 31, 2010. The changes in the fair value of these embedded derivatives are recorded in interest and other income (expense), net in the consolidated statements of income.

Commodity Price Risk Management

        The Company has an arrangement with a customer under which it has a firm commitment to deliver copper based superconductors at a fixed price. In order to minimize the volatility that fluctuations in the price of copper have on the Company's sales of these commodities, the Company enters into commodity hedge contracts. At December 31, 2011 and 2010, the Company had fixed price commodity contracts with notional amounts aggregating $3.9 million and $2.9 million, respectively. The changes in the fair value of these commodity contracts are recorded in interest and other income (expense), net in the consolidated statements of income.

        The fair value of the derivative instruments described above are recorded in our consolidated balance sheets for the years ending December 31, 2011 and 2010 as follows (in millions):

	Balance Sheet Location	2011	2010
Derivative assets:
Foreign exchange contracts	Other current assets	$—	$2.1
Embedded derivatives in purchase and delivery contracts	Other current assets	0.6	0.1
Commodity contracts	Other current assets	0.5	0.6
Derivative liabilities:
Foreign exchange contracts	Other current liabilities	$4.2	$1.7
Interest rate swap contract	Other current liabilities	1.1	3.0
Embedded derivatives in purchase and delivery contracts	Other current liabilities	0.4	1.5
Fixed price commodity contracts	Other current liabilities	0.5	0.6

        The losses recognized in other comprehensive income related to the effective portion of the interest rate swap designated as a hedging instrument for the years ending December 31, are as follows (in millions):

	2011	2010	2009
Interest rate swap contract	$(0.3)	$(2.1)	$(1.2)

        The losses related to the effective portion of the interest rate swap designated as a hedging instrument that were reclassified from other comprehensive income and recognized in net income for the years ending December 31, are as follows (in millions):

	2011	2010	2009
Interest rate swap contract	$(2.2)	$(2.6)	$(2.5)

        The Company expects $1.1 million of accumulated losses to be reclassified into earnings over the next twelve months.

        The Company did not recognize any amounts related to ineffectiveness in the results of operations for the years ended December 31, 2011, 2010 and 2009, respectively.

        The impact on net income of unrealized gains and losses resulting from changes in the fair value of derivative instruments not designated as hedging instruments for the years ending December 31, are as follows (in millions):

	2011	2010	2009
Foreign exchange contracts	$(4.6)	$0.4	$—
Embedded derivatives	1.6	0.1	0.7

Income (expense), net	$(3.0)	$0.5	$0.7

        The amounts recorded in the results of operations related to derivative instruments not designated as hedging instruments are recorded in interest and other income (expense), net.

Note 12—Income Taxes

        The domestic and foreign components of income before taxes are as follows for the years ended December 31, (in millions):

	2011	2010	2009
Domestic	$(25.3)	$(12.5)	$(11.5)
Foreign	170.8	162.6	140.6

	$145.5	$150.1	$129.1

        The components of the income tax provision are as follows for the years ended December 31, (in millions):

	2011	2010	2009
Current income tax (benefit) expense:
Federal	$(0.6)	$0.3	$1.6
State	0.2	—	0.8
Foreign	56.7	56.6	47.8

Total current income tax expense, net	56.3	56.9	50.2
Deferred income tax (benefit):
Federal	(3.8)	0.3	(0.4)
State	(0.9)	—	—
Foreign	(0.1)	(3.9)	(1.7)

Total deferred income tax (benefit)	(4.8)	(3.6)	(2.1)

Income tax provision	$51.5	$53.3	$48.1

        A reconciliation of the United States federal statutory rate to the effective income tax rate is as follows for the years ended December 31:

	2011	2010	2009
Statutory tax rate	35.0%	35.0%	35.0%
Foreign tax rate differential	(8.0)	(5.7)	(9.9)
Permanent differences	0.3	1.8	3.0
Tax contingencies	6.1	4.4	2.4
Change in tax rates	0.2	0.1	0.1
Withholding taxes	—	(1.3)	0.2
State income taxes, net of federal benefits	(0.3)	—	0.5
Purchase accounting	(3.0)	0.2	—
Other	(1.5)	(0.5)	3.2

Effective tax rate before valuation allowance	28.8%	34.0%	34.5%
Change in valuation allowance for unbenefitted losses	6.6%	1.5%	2.8%

Effective tax rate	35.4%	35.5%	37.3%

        The tax effect of temporary items that give rise to significant portions of the deferred tax assets and liabilities are as follows as of December 31, (in millions):

	2011	2010
Deferred tax assets:
Accounts receivable	$—	$0.8
Accrued expenses	6.1	5.1
Compensation	8.2	4.3
Investments	4.2	2.5
Inventory	—	2.6
Deferred revenue	4.4	4.3
Net operating loss carryforwards	15.3	15.5
Capital loss carryforwards	0.3	4.3
Foreign tax and other tax credit carryforwards	14.8	8.0
Foreign statutory reserves	4.9	3.6
Warranty reserve	2.9	5.3
Other	1.3	2.0

Gross deferred tax assets	62.4	58.3
Less valuation allowance	(33.7)	(37.2)

Total deferred tax assets	28.7	21.1

Deferred tax liabilities:
Accounts receivable	1.0	0.5
Fixed assets	4.0	4.0
Foreign statutory reserves	12.5	18.2
Investments	2.5	—
Inventory	0.6	1.3
Intangibles	7.6	—
Accrued expenses	3.8	0.8
Other	3.0	3.2

Total deferred tax liabilities	35.0	28.0

Net deferred tax liability	$(6.3)	$(6.9)

        The valuation allowance was determined through an assessment of both positive and negative evidence as to whether it is more likely than not that deferred tax assets are recoverable. The Company's assessment was made on a jurisdiction-by-jurisdiction basis. The Company fully reserved all U.S. net deferred tax assets, which are predominantly net operating losses and tax credit carryforwards. The Company's inability to project future profitability in the U.S. beyond fiscal year 2012 represents sufficient negative evidence to record a valuation allowance against certain deferred tax assets.

        As of December 31, 2011, the Company has approximately $0.2 million of U.S. net operating loss carryforwards available to reduce future taxable income which expire at various times through 2021 and approximately $44.3 million of German Trade Tax net operating losses that are carried forward indefinitely. The Company also has U.S. tax credits of approximately $14.1 million available to offset future tax liabilities that expire at various dates, which include research and development tax credits of $9.6 million expiring at various times through 2031 and foreign tax credits of $4.5 million expiring at various times through 2021. The U.S. operating loss and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code. The Company was able to release a portion of the valuation allowance on its deferred tax assets in the U.S. because of deferred tax liabilities arising from the identified intangible assets acquired in connection with the tribology and HPLC businesses. Because the Company maintains a full valuation allowance on its deferred tax assets in the

U.S., the deferred tax liabilities recorded in connection with these acquisitions represents a source of future taxable income that allows us to utilize a portion of the deferred tax assets.

        The Company has permanently reinvested the earnings of its subsidiaries in the cumulative amount of approximately $920.7 million as of December 31, 2011, and therefore has not provided for U.S. income taxes that could result from the distribution of such earnings to the U.S. parent. If these earnings were ultimately distributed to the U.S. in the form of dividends or otherwise, or if the shares of the subsidiaries were sold or transferred, the Company would likely be subject to additional U.S. income taxes, net of the impact of any available foreign tax credits. It is not practical to estimate the amount of unrecognized deferred U.S. income taxes on these undistributed earnings.

        The Company has unrecognized tax benefits of approximately $34.6 million as of December 31, 2011, of which $27.7 million, if recognized, would result in a reduction of the Company's effective tax rate. A tabular reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Gross unrecognized tax benefits at December 31, 2009	$23.2
Gross increases—tax positions in prior periods	3.1
Gross decreases—tax positions in prior periods	(1.4)
Gross increases—current period tax positions	2.1

Gross unrecognized tax benefits at December 31, 2010	27.0
Gross increases—tax positions in prior periods	5.5
Gross decreases—tax positions in prior periods	(0.6)
Gross increases—current period tax positions	3.1
Gross decreases—current period tax positions	(0.4)

Gross unrecognized tax benefits at December 31, 2011	$34.6

        The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2011, the Company had approximately $5.6 million of accrued penalties and interest related to uncertain tax positions included in other current liabilities in the consolidated balance sheet, of which $1.3 million was recorded during the year ended December 31, 2011.

        The Company files returns in many foreign and state jurisdictions with varying statutes of limitations and considers Germany, the United States and Switzerland to be its significant tax jurisdictions. The tax years 2003 to 2011 are open tax years in these major taxing jurisdictions. One of the Company's Swiss entities is currently being audited for the tax years 2003-2006 and the audit is expected to be completed in the first half of 2012. In addition, all of the Company's significant German subsidiaries are under tax audit for the years 2003-2008 and these audits are expected to be completed in the second half of 2012. The Company recorded an additional $6.3 million and $2.8 million of reserves related to these audits in 2011 and 2010, respectively.

Note 13—Employee Benefit Plans

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

Net Periodic Pension Cost

        The components of net periodic pension costs for the years ended December 31, are as follows (in millions):

	2011	2010	2009
Components of net periodic benefit costs:
Service cost	$5.5	$3.9	$4.2
Interest cost	4.9	4.4	5.3
Expected return on plan assets	(4.1)	(3.4)	(3.5)
Amortization of prior service costs	1.3	0.6	1.0

Net periodic benefit costs	$7.6	$5.5	$7.0

        The Company measures its benefit obligation and the fair value of plan assets as of December 31st each year. The changes in benefit obligations and plan assets under the defined benefit pension plans, accumulated benefit obligation and funded status of the plans were as follows at December 31, (in millions):

	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$151.7	$124.9
Service cost	5.5	3.9
Interest cost	4.9	4.4
Plan participant contributions	3.4	2.7
Benefits paid	(3.3)	(4.2)
Actuarial loss (gain)	(7.7)	11.1
Impact of foreign currency exchange rates	(1.0)	8.9

Benefit obligation at end of year	153.5	151.7
Change in plan assets:
Fair value of plan assets at beginning of year	111.3	95.7
Actuarial return on plan assets	(2.1)	1.8
Plan participation and employer contributions	7.6	7.4
Benefits paid	(3.3)	(4.2)
Impact of foreign currency exchange rates	(0.6)	10.6

Fair value of plan assets at end of year	112.9	111.3

Net funded status	$(40.6)	$(40.4)

        The accumulated benefit obligation for the defined benefit pension plans is $145.5 million and $144.8 million at December 31, 2011 and 2010, respectively. All defined benefit pension plans have an accumulated benefit obligation and projected benefit obligation in excess of plan assets at December 31, 2011 and 2010.

        The following amounts were recognized in the accompanying consolidated balance sheets for the Company's defined benefit plans at December 31, (in millions):

	2011	2010
Current liabilities	$(1.4)	$(1.0)
Non-current liabilities	(39.2)	(39.4)

Net benefit obligation	$(40.6)	$(40.4)

        The following pre-tax amounts were recognized in accumulated other comprehensive income for the Company's defined benefit plans at December 31, (in millions):

	2011	2010
Reconciliation of amounts recognized in the statement of financial position:
Initial net obligation	$—	$—
Prior service cost (credit)	—	—
Net gain (loss)	(22.2)	(25.8)

Accumulated other comprehensive income (loss)	(22.2)	(25.8)
Accumulated contributions in excess of net periodic benefit cost	(18.4)	(14.6)

Net amount recognized	$(40.6)	$(40.4)

        The range of assumptions used for defined benefit pension plans reflects the different economic environments within the various countries. The range of assumptions used to determine the projected benefit obligations for the years ended December 31, are as follows:

	2011	2010	2009
Discount rate	1.1%-5.5%	1.2%-5.6%	2.0%-5.9%
Expected return on plan assets	3.4%-4.0%	3.5%-4.3%	3.5%-4.3%
Expected rate of compensation increase	1.0%-3.8%	1.0%-3.0%	1.0%-3.0%

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

Asset Allocations by Asset Category

        The fair value of the Company's pension plan assets at December 31, 2011, by asset category and by level in the fair value hierarchy, is as follows (in millions):

	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan Assets:
Cash and cash equivalents	$8.3	$8.3	$—	$—
Debt securities:
Foreign corporations	12.5	—	12.5	—
Foreign governments	36.9	—	36.9	—

	49.4	—	49.4	—

Equity Securities:
Foreign corporations	28.6	28.6	—	—
U.S. corporations	6.0	6.0	—	—

	34.6	34.6	—	—

Real estate	13.9	—	13.9	—
Mortgage and other asset-backed securities	6.7	—	6.7	—

Total plan assets	$112.9	$42.9	$70.0	$—

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

Estimated Future Benefit Payments

        The estimated future benefit payments are based on the same assumptions used to measure the Company's benefit obligation at December 31, 2011. The following benefit payments reflect future employee service as appropriate (in millions):

2012	$2.6
2013	3.0
2014	3.9
2015	4.1
2016	4.9
2017-2021	29.9

Other Benefit Plans

        The Company sponsors various defined contribution plans that cover certain domestic and international employees. The Company may make contributions to these plans at its discretion. The Company contributed $3.7 million, $2.5 million and $2.7 million to such plans in the years ended December 31, 2011, 2010 and 2009, respectively.

Note 14—Commitments and Contingencies

Operating Leases

        Certain buildings, office equipment and vehicles are leased under agreements that are accounted for as operating leases. Total rental expense under operating leases was $18.5 million, $15.8 million and $13.8 million during the years ended December 31, 2011, 2010 and 2009, respectively. Future minimum lease payments under non-cancelable operating leases at December 31, 2011, for each of the next five years are as follows (in millions):

2012	$18.4
2013	14.1
2014	10.7
2015	8.5
2016	6.5
Thereafter	16.3

Total	$74.5

Capital Leases

        The Company leases certain buildings under agreements that are classified as capital leases. The cost of the buildings under the capital leases is included in the consolidated balance sheets as property, plant and equipment and was $9.9 million and $10.1 million at December 31, 2011 and 2010, respectively. Accumulated amortization of the leased buildings at December 31, 2011 and 2010 was $2.6 million and $2.2 million, respectively. Amortization expense related to assets under capital leases is included in depreciation expense. The obligations related to capital leases are recorded as a component of long-term debt or the current portion of long-term debt in the consolidated balance sheets, depending on when the lease payments are due.

License Agreements

        The Company has entered into cross-licensing agreements for various technologies that allow other companies to utilize certain of its patents and related technologies over periods ranging from 21 to 30 years. Income from these agreements for the years ended December 31, 2011, 2010 and 2009 was $2.9 million, $3.2 million and $2.3 million, respectively, and is classified in other revenue in the consolidated statements of income. The unearned portions of proceeds from the cross-licensing agreements are classified as short-term or long-term deferred revenue depending on when the revenue will be earned.

        The Company has also entered into license agreements allowing it to utilize certain patents. If these patents are used in connection with a commercial product sale, the Company pays royalties ranging from 0.15% to 5.00% on the related product revenues. Licensing fees for the years ended December 31, 2011, 2010 and 2009, were $2.8 million, $1.8 million and $2.1 million, respectively, and are recorded in cost of product revenue in the consolidated statements of income.

Grants

        The Company has received certain grants from government authorities in the United States and Germany. The grants were made in connection with the Company's development of specific magnetic resonance core technology equipment, spectrometers and related components and a standalone monitor for chemical agents. The agreements under which these grants were awarded have expiration dates ranging between 2012 and 2015. Amounts received under these grants during the years ended December 31, 2011, 2010 and 2009, totaled $4.0 million, $3.8 million and $4.5 million, respectively, and are classified as other revenue in the consolidated statement of income. Total expenditures related to these grants were $5.5 million, $4.5 million and $5.8 million, respectively, and are classified as research and development expenses in the consolidated statements of income.

Legal

        Lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. The Company believes the outcome of these proceedings, individually and in the aggregate, if any, will not have a material impact on the Company's financial position or results of operations. As of December 31, 2011 and 2010, no accruals have been recorded for such potential contingencies.

Internal Investigation and Compliance Matters

        As previously reported, in 2011 the Audit Committee of the Company's Board of Directors commenced an internal investigation, with the assistance of independent outside counsel and an independent forensic consulting firm, in response to certain anonymous communications received by the Company alleging improper conduct in connection with the China operations of the Company's Bruker Optics subsidiary. The Audit Committee's investigation, which included a review of compliance by Bruker Optics and its employees in China and Hong Kong with the requirements of the Foreign Corrupt Practices Act ("FCPA") and other applicable laws and regulations, has been completed.

        The investigation found evidence indicating that payments were made that improperly benefited employees or agents of government-owned enterprises in China and Hong Kong. The investigation also has found evidence that certain employees of Bruker Optics in China and Hong Kong failed to comply with the Company's policies and standards of conduct. As a result, the Company has taken personnel actions, including the termination of certain individuals. The Company has also terminated its business relationships with certain third party agents, implemented an enhanced FCPA compliance program, and strengthened the financial controls and oversight at its subsidiaries operating in China and Hong Kong. Company management has also initiated a review of the China operations of its other subsidiaries, which is being conducted with the assistance of an independent audit firm.

        The Company voluntarily contacted the United States Securities and Exchange Commission and the United States Department of Justice in August 2011 to advise both agencies of the internal investigation by the Audit Committee. In October 2011, the Company also reported the existence of the internal investigation to the Hong Kong Joint Financial Intelligence Unit and Independent Commission Against Corruption ("ICAC"). The Company has cooperated with the United States federal agencies and Hong Kong government authorities with respect to their inquiries and has provided documents and/or made witnesses available in response to requests from the governmental authorities reviewing this matter. The Company intends to continue to cooperate with these agencies in connection with their inquiries. As was previously the case, at this time the Company cannot reasonably assess the timing or outcome of these matters or their effect, if any, on the Company's business.

        The FCPA and related statutes and regulations provide for potential monetary penalties as well as criminal and civil sanctions in connection with FCPA violations. It is possible that monetary penalties and other sanctions could be assessed by the Federal government in connection with these matters. Additionally, to the extent any payments are determined to be illegal by local government authorities, civil or criminal penalties may be assessed by such authorities and the Company's ability to conduct business in that jurisdiction may be negatively impacted. At this time, the Company cannot predict the extent to which the SEC, the DOJ, the ICAC or any other governmental authorities will pursue administrative, civil injunctive or criminal proceedings, the imposition of fines or penalties or other remedies or sanctions. Given the current status of the inquiries from these agencies, the Company cannot reasonably estimate the possible loss or range of possible loss which may result from any proceedings that may be commenced by the SEC, the DOJ, the ICAC or any other governmental authorities. Accordingly, no provision with respect to such matters has been recorded in the accompanying consolidated financial statements. Any adverse findings or other negative outcomes from any such proceedings could have a material impact on the Company's consolidated financial statements in future periods.

Letters of Credit and Guarantees

        At December 31, 2011 and 2010, the Company had bank guarantees of $115.4 million and $108.8 million, respectively, related primarily to customer advances and warranty obligations. These arrangements guarantee the refund of advance payments received from customers in the event that the merchandise is not delivered or warranty obligations are not fulfilled in compliance with the terms of the contract. These guarantees affect the availability of the Company's lines of credit.

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

Environmental Remediation

        A former owner of the land and building in Santa Barbara, California, which serves as the headquarters for the Company's nano surfaces business, has disclosed that there are hazardous substances present in the ground under the building. Management believes that the comprehensive indemnification clause included in the purchase agreement related to the acquisition of the nano surfaces business provides adequate protection against any environmental issues that may arise.

Note 15—Shareholders' Equity

Public Offerings of Common Stock

        In 2010, the Company announced plans to sell a minority ownership position in its Bruker Energy & Supercon Technologies, Inc. ("BEST") subsidiary through an initial public offering of the capital stock of BEST. As a result of economic and market factors the completion and timing of this offering is uncertain.

Dividends

        The terms of some of the Company's indebtedness currently restrict the Company's ability to pay dividends to its shareholders.

Stock Plans

Bruker Corporation Stock Plan

        In February 2010, the Bruker BioSciences Corporation Amended and Restated 2000 Stock Option Plan, or the 2000 Plan, expired at the end of its scheduled ten-year term. On March 9, 2010, the Company's Board of Directors unanimously approved and adopted the Bruker Corporation 2010 Incentive Compensation Plan, or the 2010 Plan, and on May 14, 2010, the 2010 Plan was approved by the Company's stockholders. The 2010 Plan provides for the issuance of up to 8,000,000 shares of the Company's common stock. The Plan allows a committee of the Board of Directors (the "Committee") to grant incentive stock options, non-qualified stock options and restricted stock awards. The Committee has the authority to determine which employees will receive the awards, the amount of the awards and other terms and conditions of the award. Awards granted by the Committee typically vest over a period of three to five years.

        Stock option activity for the year ended December 31, 2011, was as follows:

	Shares Subject to Options	Weighted Average Option Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value (in millions) (b)
Outstanding at December 31, 2010	4,718,648	$9.99
Granted	904,244	13.91
Exercised	(354,559)	9.29		$3.2
Forfeited	(172,080)	12.76

Outstanding at December 31, 2011	5,096,253	$10.64	6.3	$11.8

Vested at December 31, 2011	2,769,107	$8.79	4.8	$10.4

Vested and expected to vest at December 31, 2011 (a)	4,975,241	$10.59	6.3	$11.7

(a)
In addition to the options that are vested at December 31, 2011, the Company expects a portion of the unvested options to vest in the future. Options expected to vest in the future are determined by applying an estimated forfeiture rate to the options that are unvested as of December 31, 2011.

(b)
The aggregate intrinsic value is based on the positive difference between the fair value of the Company's common stock price of $12.42 on December 31, 2011, or the date of exercises, as appropriate, and the exercise price of the underlying stock options.

        Unrecognized pre-tax stock-based compensation expense of $14.1 million related to stock options awarded under the 2000 and 2010 Plans is expected to be recognized over the weighted average remaining service period of 2.2 years for stock options outstanding at December 31, 2011.

        Restricted shares of the Company's common stock are periodically awarded to executive officers, directors and certain key employees of the Company, subject to service restrictions which expire ratably over periods of three to five years. The restricted shares of common stock may not be sold or transferred during the restriction period. Stock-based compensation for restricted stock is recorded based on the stock price on the grant date and charged to expense ratably through the restriction period. The following table summarizes information about restricted stock activity during the year ended December 31, 2011:

	Shares Subject to Restriction	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	247,258	$8.02
Granted	156,823	21.28
Vested	(167,549)	6.70
Forfeited	(300)	7.55

Outstanding at December 31, 2011	236,232	$17.76

        Unrecognized pre-tax stock-based compensation expense of $3.3 million related to restricted stock awarded under the 2000 Plan is expected to be recognized over the weighted average remaining service period of 3.3 years for awards outstanding at December 31, 2011.

Bruker Energy & Supercon Technologies Stock Plan

        In October 2009, the Board of Directors of BEST adopted the Bruker Energy & Supercon Technologies, Inc. 2009 Stock Option Plan, or the BEST Plan. The BEST Plan provides for the issuance of up to 1,600,000 shares of BEST common stock in connection with awards under the BEST Plan. The BEST Plan allows a committee of the BEST Board of Directors to grant incentive stock options, non-qualified stock options and restricted stock awards. The Compensation Committee of the BEST Board of Directors has the authority to determine which employees will receive the awards, the amount of the awards and other terms and conditions of the awards. As of December 31, 2011 and 2010, 800,000 incentive stock options and non-qualified stock options, respectively, had been awarded to key employees and directors of the Company with vesting periods of three to five years. In March 2011, the Compensation Committee of the BEST Board of Directors approved additional option grants for 384,000 shares to be issued to certain key employees, to be effective upon and subject to the closing of an initial public offering of the capital stock of BEST. If awarded, the exercise price of the option grants will be equal to the closing price of shares of BEST common stock on the NASDAQ Global Market on the first day of trading following the closing of a BEST initial public offering. As of December 31, 2011, no restricted stock has been awarded under the BEST Plan.

        In 2011 and 2010, the Company recorded approximately $0.5 million and $0.5 million, respectively, of pre-tax stock-based compensation expense related to awards granted under the BEST Plan. Unrecognized pre-tax stock-based compensation expense of $1.2 million related to stock options awarded under the BEST Plan is expected to be recognized over the weighted average remaining service period of 2.3 years for awards outstanding at December 31, 2011.

Note 16—Accumulated Other Comprehensive Income

        The following is a summary of the components of accumulated other comprehensive income, net of tax, at December 31, (in millions):

	Foreign Currency Translation	Unrealized Losses on Cash Flow Hedges	Pension Liability Adjustment	Accumulated Other Comprehensive Income
Balance at December 31, 2008	$158.9	$(4.8)	$(16.3)	$137.8
Other comprehensive income	8.6	(1.2)	5.8	13.2
Realized loss on reclassification	—	2.5	—	2.5

Balance at December 31, 2009	167.5	(3.5)	(10.5)	153.5
Other comprehensive income (loss)	8.3	(2.1)	(9.9)	(3.7)
Realized loss on reclassification	—	2.6	—	2.6

Balance at December 31, 2010	175.8	(3.0)	(20.4)	152.4
Other comprehensive income (loss)	(14.7)	(0.3)	2.9	(12.1)
Realized loss on reclassification	—	2.2	—	2.2

Balance at December 31, 2011	$161.1	$(1.1)	$(17.5)	$142.5

Note 17—Deferred Offering Costs

        In September 2010, the Company announced plans to sell a minority ownership position in its BEST subsidiary through an initial public offering of the capital stock of BEST. As a result of economic and market factors the timing of the BEST initial public offering is uncertain. Although BEST remains in registration, the Company expensed $3.4 million of deferred offering costs in 2011 based on the uncertainty in the timing of a future offering. These costs are recorded in write-off of deferred offering costs in the consolidated statements of income.

Note 18—Other Charges, Net

        The components of other charges, net for the years ended December 31, 2011, 2010 and 2009, were as follows (in millions):

	2011	2010	2009
Acquisition-related charges (Note 3)	$1.2	$1.8	$0.8
Transition-related charges incurred in connection with acquired businesses (Note 3)	3.0	2.8	—
Gain on bargain purchase	—	—	(1.3)
Professional fees incurred in connection with internal investigation (Note 14)	4.3	—	—
Restructuring charges	1.0	0.2	0.2
Loss on divestiture of business	—	1.0	—
Impairment charges	—	—	0.7
Other charges, net	0.2	—	—

	$9.7	$5.8	$0.4

        In 2011, the Company initiated a plan to eliminate its atomic force microscopy operations in Berlin, Germany and consolidate them with the nano surfaces business at its facility in Santa Barbara, California. In connection with this plan, which is referred to in the table below as the Berlin program, the Company recorded restructuring charges of $1.3 million in the fourth quarter of 2011, consisting of $0.9 million of severance costs, $0.3 million provisions for excess and obsolete inventory and $0.1 million of fees in connection with implementing this plan. The restructuring charges relate entirely to the Scientific Instruments. The provision for excess inventory has been recorded as a component of cost of product revenue in the consolidated statement of income. The remaining charges are recorded as a component of other charges, net in the consolidated statement of income. The Company expects to record an additional $0.7 million in connection with this plan in 2012, consisting of $0.4 million of severance for employees that are required to provide services beyond a minimum retention period and $0.3 million of costs related to the relocation.

        In 2010, the Company recorded restructuring charges of $0.2 million, which related primarily to severance incurred in connection with the closing of a production facility in Herzogenrath, Germany and relocating the associated operations, which is referred to in the table below as the Herzogenrath program. These charges, which relate entirely to the Scientific Instruments segment, were recorded as a component of other charges, net in the consolidated statement of income. The Company does not expect to incur any additional costs related to this move and all of the related severance payments had been paid at December 31, 2010.

        The following table sets forth the changes in the reserves for restructuring charges (in millions):

	Total	Provisions for Excess Inventory	Severance	Exit Costs
Balance at December 31, 2009	$—	$—	$—	$—
Restructuring charges related to the Herzogenrath program	0.2	—	0.2	—
Cash payments	(0.2)	—	(0.2)	—
Foreign currency impact	—	—	—	—

Balance at December 31, 2010	—	—	—	—
Restructuring charges related to the Berlin program	1.3	0.3	0.9	0.1
Cash payments	—	—	—	—
Foreign currency impact	—	—	—	—

Balance at December 31, 2011	$1.3	$0.3	$0.9	$0.1

        In 2009, the Company recorded an impairment charge of $0.7 million, which consisted of equipment used in the production of certain superconducting wire. The impairment loss was recorded because the Company determined that the carrying value of the assets exceeded the estimated undiscounted operating cash flows generated by the asset group. The amount of the impairment charge was determined by comparing the fair value of this asset group to its carrying value. The Company determined the fair value of the asset group by using an income approach methodology of valuation. The impairment charge was allocated to the Energy & Supercon Technologies segment and has been recorded as a component of other charges, net in the consolidated statements of income.

Note 19—Interest and Other Income (Expense), Net

        The components of interest and other income (expense), net for the years ended December 31, 2011, 2010 and 2009, were as follows (in millions):

	2011	2010	2009
Interest income	$1.0	$0.9	$1.0
Interest expense	(7.3)	(5.6)	(7.5)
Exchange losses on foreign currency transactions	(4.4)	(1.5)	(1.9)
Other	0.6	0.6	0.8

Interest and other income (expense), net	$(10.1)	$(5.6)	$(7.6)

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

	2011	2010	2009
Revenue:
Scientific Instruments	$1,554.1	$1,225.1	$1,062.7
Energy & Supercon Technologies	113.4	90.5	59.8
Eliminations (a)	(15.8)	(10.7)	(8.0)

Total revenue	$1,651.7	$1,304.9	$1,114.5

Operating Income (Loss):
Scientific Instruments	$162.8	$160.5	$141.7
Energy & Supercon Technologies	(4.1)	(2.6)	(6.3)
Corporate, eliminations and other (b)	(3.1)	(2.2)	1.3

Total operating income	$155.6	$155.7	$136.7

(a)
Represents product and service revenue between reportable segments.

(b)
Represents corporate costs and eliminations not allocated to the reportable segments.

        Total assets by segment as of and for the years ended December 31, are as follows (in millions):

	2011	2010
Assets:
Scientific Instruments	$1,675.0	$1,515.8
Energy & Supercon Technologies	104.4	84.4
Eliminations and other (a)	(68.9)	(50.4)

Total assets	$1,710.5	$1,549.8

(a)
Assets not allocated to the reportable segments and eliminations of intercompany transactions.

        Total capital expenditures and depreciation and amortization by segment are presented below for the years ended December 31, (in millions):

	2011	2010	2009
Capital Expenditures:
Scientific Instruments	$45.1	$26.6	$14.1
Energy & Supercon Technologies	9.3	5.3	2.2

Total capital expenditures	$54.4	$31.9	$16.3

Depreciation and Amortization:
Scientific Instruments	$49.1	$32.8	$26.6
Energy & Supercon Technologies	3.8	3.3	3.1

Total depreciation and amortization	$52.9	$36.1	$29.7

        Revenue and property, plant and equipment by geographical area as of and for the year ended December 31, are as follows (in millions):

	2011	2010	2009
Revenue:
United States	$309.2	$264.0	$209.2
Germany	195.3	181.6	192.2
Rest of Europe	483.2	384.1	340.8
Asia Pacific	500.7	342.7	264.9
Other	163.3	132.5	107.4

Total revenue	$1,651.7	$1,304.9	$1,114.5

	2011	2010
Property, plant and equipment:
United States	$44.9	$40.0
Germany	132.2	126.0
Rest of Europe	60.3	59.2
Asia Pacific	7.3	5.6
Other	4.3	2.9

Total property, plant and equipment	$249.0	$233.7

Note 21—Related Parties

        The Company rents office space from certain of its principal shareholders, certain of which are also members of our Board of Directors, under multiple leases, which have expiration dates ranging from 2012 to 2021. Total rent expense under these leases was $2.4 million, $2.4 million and $2.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

        During the years ended December 31, 2011, 2010 and 2009, the Company incurred expenses of $3.2 million, $2.9 million and $1.1 million, respectively, to a law firm in which one of the members of its Board of Directors is a partner.

        During the years ended December 31, 2011, 2010 and 2009, the Company incurred expenses of $0.5 million, $0.3 million and $0.6 million, respectively, to a financial services firm in which one of the members of its Board of Directors is a partner.

Note 22—Recent Accounting Pronouncements

        In September 2011, the FASB amended ASC 350, Intangibles—Goodwill and Other. This amendment is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The amended provisions are effective for reporting periods beginning on or after December 15, 2011. However, early adoption is permitted if an entity's financial statements for the most recent annual or interim period have not yet been issued. The Company adopted the provisions of this amendment for its annual test of impairment as of December 31, 2011; however, this amendment impacts testing steps only and, therefore, adoption did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

        In June 2011, the FASB amended ASC 220, Comprehensive Income. This amendment was issued to enhance comparability between entities that report under GAAP and International Financial Reporting Standards ("IFRS") and to provide a more consistent method of presenting non-owner transactions that affect an entity's equity. The amendment requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two separate but consecutive statements. It eliminates the option to report other comprehensive income and its components as part of the statement of changes in shareholders' equity. The amended provisions are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, and full retrospective application is required. This amendment impacts presentation and disclosure only, and therefore adoption will not have an impact on the Company's consolidated financial position, results of operations or cash flows.

        In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS ("ASU No. 2011-04"). The amendments in this update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity's shareholders' equity in the financial statements. ASU No. 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or IFRS. ASU No. 2011-04 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU No. 2011-04 clarifies the FASB's intent about the application of existing fair value measurements. The amendments in this update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company does not expect the provisions of ASU No. 2011-04 to have a material effect on its financial position, results of operations or cash flows.

Note 23—Quarterly Financial Data (Unaudited)

        A summary of operating results for the quarterly periods in the years ended December 31, 2011 and 2010, is set forth below (in millions, except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
Year ended December 31, 2011
Net revenue	$357.0	$401.2	$418.4	$475.1
Gross profit	161.8	183.6	189.4	217.7
Operating income	25.7	38.7	37.5	53.7
Net income attributable to Bruker Corporation	11.3	22.1	19.8	39.1
Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.07	$0.13	$0.12	$0.24
Diluted	$0.07	$0.13	$0.12	$0.23
Year ended December 31, 2010
Net revenue	$277.7	$300.9	$310.2	$416.1
Gross profit	126.1	135.3	146.5	196.1
Operating income	26.9	37.9	39.3	51.6
Net income attributable to Bruker Corporation	16.1	22.6	27.4	29.3
Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.10	$0.14	$0.17	$0.18
Diluted	$0.10	$0.14	$0.17	$0.18

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON AUDITING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        We have established disclosure controls and procedures that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) by others within our organization. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

        The attestation report issued by Ernst & Young LLP, our independent registered public accounting firm, on our internal control over financial reporting is included herein.

Changes in Control over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Bruker Corporation

        We have audited Bruker Corporation's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Bruker Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Bruker Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bruker Corporation as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011 of Bruker Corporation and our report dated February 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 29, 2012

ITEM 9B    OTHER INFORMATION

        None.

PART III

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

        Information regarding our executive officers may be found under the caption "Executive Officers" in our definitive proxy statement for our 2012 Annual Meeting of Stockholders. Information regarding our directors, including committees of our Board of Directors and our Audit Committee Financial Experts, may be found under the captions "Proposal No. 1—Election of Directors," "Board Meetings, Committees and Compensation" and "Audit Committee Report" in our definitive proxy statement for our 2012 Annual Meeting of Stockholders. Information regarding compliance with Section 16(a) of the Exchange Act may be found in our definitive proxy statement for our 2012 Annual Meeting of Stockholders under the caption "Section 16(a) Beneficial Ownership Reporting Compliance." Information regarding the procedures by which security holders may recommend nominees to our Board of Directors may be found in our definitive proxy statement for our 2012 Annual Meeting of Stockholders under the caption "Director Nominations." Such information is incorporated herein by reference.

ITEM 11    EXECUTIVE COMPENSATION

        Information regarding executive compensation may be found under the captions "Compensation of Directors," "Compensation Discussion and Analysis," "Summary of Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in our definitive proxy statement for our 2012 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table summarizes information about our equity compensation plans as of December 31, 2011:

Period	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,332,485	$10.96	6,440,756
Equity compensation plans not approved by security holders	N/A	N/A	N/A

	5,332,485	$10.96	6,440,756

        The Bruker Corporation 2010 Incentive Compensation Plan, or the 2010 Plan, was approved by our stockholders in May 2010. The 2010 Plan has a term of ten years and provides for the issuance of up to 8,000,000 shares of the Company's common stock.

        The information contained in our definitive proxy statement for our 2012 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information contained in our definitive proxy statement for our 2012 Annual Meeting of Stockholders under the captions "Related Persons Transactions" and "Board Meetings, Committees and Compensation" is incorporated herein by reference.

ITEM 14    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information contained in our definitive proxy statement for our 2012 Annual Meeting of Stockholders under the captions "Independent Registered Public Accounting Firm" and "Proposal No. 2—Ratification of Independent Registered Public Accounting" is incorporated herein by reference.

PART IV

ITEM 15    EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

  (a)
  Financial Statements and Schedules

  (1)
  Financial Statements

        The following consolidated financial statements of Bruker Corporation are filed as part of this report under Item 8.—Financial Statements and Supplementary Data:

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Shareholders' Equity and Comprehensive Income for the years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009
Notes to Consolidated Financial Statements
    (2)
    Financial Statement Schedules

        All schedules have been omitted because they are not required or because the required information is provided in the Consolidated Financial Statements or Notes thereto set forth under Item 8 above.

    (3)
    Exhibits

  (b)
  List of Exhibits

Incorporated by Reference (1)
Filed Herewith
Exhibit No.	Description		Form	Date
2.1	Stock Purchase Agreement, dated April 17, 2006, by and among Bruker BioSciences Corporation, Bruker Optics Inc. and the stockholders of Bruker Optics Inc.		8-K	April 18, 2006
2.2	U.S. Stock Purchase Agreement, dated December 2, 2007, by and among the Registrant, Bruker BioSpin Inc. and the stockholders of Bruker BioSpin Inc.		8-K	December 3, 2007
2.3	German Share Purchase Agreement, dated December 2, 2007, by and among the Registrant, Bruker Physik GmbH, Techneon AG and the shareholders of Bruker Physik GmbH		8-K	December 3, 2007
2.4	Agreement and Plan of Merger dated as of December 2, 2007 by and among the Registrant, Bruker BioSpin Invest AG, Bruker BioSpin Beteiligungs AG and the shareholders of Bruker BioSpin Invest AG		8-K	December 3, 2007
2.5	Asset Purchase Agreement dated as of March 9, 2010 between Agilent Technologies Inc. and Bruker Corporation		10-Q/A	March 31, 2010

Incorporated by Reference (1)
Filed Herewith
Exhibit No.	Description		Form	Date
2.6	Stock Purchase Agreement dated as of August 15, 2010 among Veeco Instruments Inc., Veeco Metrology Inc. and Bruker Corporation		8-K	October 7, 2010
3.1	Amended Certificate of Incorporation of the Registrant		10-K	December 31, 2007
3.2	Bylaws of the Registrant		S-1	August 3, 2000
4.1	Specimen stock certificate representing shares of common stock of the Registrant		S-3	April 22, 2004
10.1†	Bruker Corporation 2010 Incentive Compensation Plan		S-8	June 4, 2010
10.2†	Bruker Corporation 2010 Incentive Compensation Plan Form of Incentive Stock Option Agreement		10-Q	June 30, 2010
10.3†	Bruker Corporation 2010 Incentive Compensation Plan Form of Non-Qualified Stock Option Agreement		10-Q	June 30, 2010
10.4†	Bruker Corporation 2010 Incentive Compensation Plan Form of Restricted Stock Agreement		10-Q	June 30, 2010
10.11*	Contract dated October 1, 1998 between Bruker AXS GmbH and GKSS Forschungszentrum Geesthacht GmbH, as amended		S-1	December 31, 2001
10.12*	Contract dated July 31, 1997 between Bruker AXS GmbH and Siemens Aktiengesellschaft Berlin und Munchen Bereich Medizinische Technik		S-1	December 31, 2001
10.19*	Agreement on Development, Supply and Marketing dated August 2, 2001 between Bruker AXS GmbH and Siemens Medical Solutions Rontgenwerk Rudolstadt		S-1	December 31, 2001
10.25†	Employment Offer Letter dated as of September 25, 2004 from Bruker BioSciences Corporation to William J. Knight		8-K	October 12, 2004

Incorporated by Reference (1)
Filed Herewith
Exhibit No.	Description		Form	Date
10.30	Amended and Restated Credit Agreement dated as of May 24, 2011 among the Company, Bruker AXS GmbH, Bruker Daltonik GmbH, Bruker Optik GmbH, Bruker Physik GmbH, Bruker BioSpin Invest AG, Bruker BioSpin AG and Bruker BioSpin International AG, the other foreign subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto, Deutsche Bank Securities Inc., Commerzbank Ag, New York, Grand Cayman And Stuttgart Branches and RBS Citizens, National Association, as Co-Documentation Agents, Bank of America, N.A. as Syndication Agent and JPMorgan Chase Bank, N.A., as Administrative Agent		8-K	May 25, 2011
10.31**	Note Purchase Agreement dated as of January 18, 2012.		8-K	January 18, 2012
10.34†	Bruker Energy & Supercon Technologies, Inc. 2009 Stock Option Plan		10-K	December 31, 2009
10.35†	Form of Bruker Energy & Supercon Technologies, Inc. Incentive Stock Option Agreement		10-K	December 31, 2009
10.36†	Form of Bruker Energy & Supercon Technologies, Inc. Non-Qualified Stock Option Agreement		10-K	December 31, 2009
21.1	Subsidiaries of the Registrant	X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X
24.1	Power of attorney (included on signature page hereto)	X
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

Incorporated by Reference (1)
Filed Herewith
Exhibit No.	Description		Form	Date
101	The following materials from the Bruker Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Shareholders' Equity and Comprehensive Income, (iv) Consolidated Statements of Cash Flows and (iv) Notes to the Condensed Consolidated Financial Statements(2)	X

*
Certain portions have been omitted pursuant to an order granting confidential treatment and have been filed separately with the Securities and Exchange Commission.

**
Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

†
Designates management contract or compensatory plan or arrangement.

(1)
In accordance with Rule 12b-32 under the Exchange Act reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference. The dates listed for Forms 8-K are dates the respective forms were filed on, the dates listed for Forms 10-Q, Forms 10-K and Forms 10-K/A are for the quarterly or annual period ended dates and the dates listed for Forms S-1, Forms S-3 and Forms S-4 are dates on which the Securities and Exchange Commission declared them effective.

(2)
In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUKER CORPORATION
Date: February 29, 2012	By:	/s/ FRANK H. LAUKIEN, PH.D. Name: Frank H. Laukien, Ph.D. Title: President, Chief Executive Officer and Chairman

        We, the undersigned officers and directors of Bruker Corporation, hereby severally constitute and appoint Frank H. Laukien, Ph.D. to sign for us and in our names in the capacities indicated below, the report on Form 10-K filed herewith and any and all amendments to such report, and to file the same, with all exhibits thereto and other documents in connection therewith, in each case, with the Securities and Exchange Commission, and generally to do all such things in our names and on our behalf in our capacities consistent with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ FRANK H. LAUKIEN, PH.D. Frank H. Laukien, Ph.D.	President, Chief Executive Officer and Chairman (Principal Executive Officer)	February 29, 2012
/s/ WILLIAM J. KNIGHT William J. Knight	Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2012
/s/ WOLF-DIETER EMMERICH, PH.D. Wolf-Dieter Emmerich, Ph.D.	Director	February 29, 2012
/s/ STEPHEN W. FESIK, PH.D. Stephen W. Fesik, Ph.D.	Director	February 29, 2012
/s/ BRENDA J. FURLONG Brenda J. Furlong	Director	February 29, 2012
/s/ TONY W. KELLER, PH.D. Tony W. Keller, Ph.D.	Director	February 29, 2012

Name	Title	Date
/s/ RICHARD D. KNISS Richard D. Kniss	Director	February 29, 2012
/s/ DIRK D. LAUKIEN, PH.D. Dirk D. Laukien, Ph.D.	Director	February 29, 2012
/s/ JOERG C. LAUKIEN Joerg C. Laukien	Director	February 29, 2012
/s/ WILLIAM A. LINTON William A. Linton	Director	February 29, 2012
/s/ RICHARD A. PACKER Richard A. Packer	Director	February 29, 2012
/s/ RICHARD M. STEIN Richard M. Stein	Director	February 29, 2012
/s/ CHARLES F. WAGNER, JR. Charles F. Wagner, Jr.	Director	February 29, 2012
/s/ BERNHARD WANGLER Bernhard Wangler	Director	February 29, 2012