Form 10-Q
period 2012-03-31
BRUKER CORP
filed 2012-05-09
CIK 1109354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from                  to

Commission File Number 000-30833

BRUKER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-3110160
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

40 Manning Road, Billerica, MA 01821

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (978) 663-3660

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2012
Common Stock, $0.01 par value per share	166,092,582 shares

BRUKER CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2012

PART I                 FINANCIAL INFORMATION

ITEM 1.                UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	March 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$229.5	$246.0
Restricted cash	3.6	2.2
Accounts receivable, net	261.8	282.8
Inventories	648.0	576.2
Other current assets	102.5	86.9
Total current assets	1,245.4	1,194.1

Property, plant and equipment, net	261.8	249.0
Intangibles, net and other long-term assets	290.1	267.4
Total assets	$1,797.3	$1,710.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$76.3	$83.7
Accounts payable	87.0	72.3
Customer advances	300.2	268.6
Other current liabilities	308.0	331.2
Total current liabilities	771.5	755.8

Long-term debt	243.3	219.4
Other long-term liabilities	120.4	110.4

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock, $0.01 par value 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value 260,000,000 shares authorized, 166,113,161 and 165,892,170 shares issued and 166,092,582 and 165,871,905 shares outstanding at March 31, 2012 and December 31, 2011, respectively	1.7	1.7
Treasury stock, at cost, 20,579 and 20,265 shares at March 31, 2012 and December 31, 2011, respectively	(0.2)	(0.2)
Other shareholders’ equity	657.1	620.0
Total shareholders’ equity attributable to Bruker Corporation	658.6	621.5
Noncontrolling interest in consolidated subsidiaries	3.5	3.4
Total shareholders’ equity	662.1	624.9

Total liabilities and shareholders’ equity	$1,797.3	$1,710.5

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in millions, except per share data)

	Three Months Ended March 31,
	2012	2011
Product revenue	$351.8	$312.1
Service revenue	52.1	43.6
Other revenue	1.7	1.3
Total revenue	405.6	357.0

Cost of product revenue	186.3	170.7
Cost of service revenue	28.9	24.5
Total cost of revenue	215.2	195.2
Gross profit	190.4	161.8

Operating expenses:
Selling, general and administrative	104.4	89.3
Research and development	48.2	44.7
Other charges	3.4	2.1
Total operating expenses	156.0	136.1
Operating income	34.4	25.7

Interest and other income (expense), net	(7.5)	(5.0)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	26.9	20.7
Income tax provision	11.8	9.0
Consolidated net income	15.1	11.7
Net income attributable to noncontrolling interest in consolidated subsidiaries	—	0.4
Net income attributable to Bruker Corporation	$15.1	$11.3

Net income per common share attributable to
Bruker Corporation shareholders:
Basic and diluted	$0.09	$0.07

Weighted average common shares outstanding:
Basic	165.7	165.1
Diluted	166.9	166.7

Net comprehensive income	$33.6	$39.8
Less: Comprehensive income attributable to noncontrolling interests	0.1	0.5
Comprehensive income attributable to Bruker Corporation	$33.5	$39.3

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Consolidated net income	$15.1	$11.7
Adjustments to reconcile consolidated net income to cash flows from operating activities:
Depreciation and amortization	13.6	11.9
Amortization of deferred financing costs	0.2	0.1
Write-down of inventories to net realizable value	6.8	6.5
Stock-based compensation	1.9	1.8
Deferred income taxes	(1.3)	(4.2)
Other non-cash expense	1.8	0.6
Changes in operating assets and liabilities:
Accounts receivable	28.9	(10.2)
Inventories	(52.5)	(44.2)
Accounts payable	10.8	14.3
Customer deposits	25.7	13.8
Other changes in operating assets and liabilities, net	(46.2)	(31.5)
Net cash provided by (used) in operating activities	4.8	(29.4)

Cash flows from investing activities:
Acquisitions, net of cash acquired	(21.7)	(0.2)
Purchases of property, plant and equipment	(10.8)	(9.9)
Net cash used in investing activities	(32.5)	(10.1)

Cash flows from financing activities:
Repayments of revolving lines of credit, net	(216.5)	—
Proceeds from Note Purchase Agreement	240.0	—
Repayment of term debt and capital leases, net	(7.8)	(5.8)
Payment of deferred financing costs	(1.4)	—
Proceeds from issuance of common stock, net	1.8	2.5
Changes in restricted cash	(1.3)	(0.8)
Net cash provided by (used) in financing activities	14.8	(4.1)
Effect of exchange rate changes on cash and cash equivalents	(3.6)	6.5
Net change in cash and cash equivalents	(16.5)	(37.1)
Cash and cash equivalents at beginning of period	246.0	230.4
Cash and cash equivalents at end of period	$229.5	$193.3

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              Description of Business

Bruker Corporation, together with its consolidated subsidiaries (‘‘Bruker’’ or the ‘‘Company’’), is a designer and manufacturer of proprietary life science and materials research systems and associated products that address the rapidly evolving needs of a diverse array of customers in life science, pharmaceutical, biotechnology, clinical and molecular diagnostics research, as well as in materials and chemical analysis in various industries and government applications. The Company’s core technology platforms include magnetic resonance technologies, mass spectrometry technologies, gas chromatography technologies, X-ray technologies, spark-optical emission spectroscopy, atomic force microscopy, stylus and optical metrology technology and infrared and Raman molecular spectroscopy technologies. The Company also manufactures and distributes a broad range of field analytical systems for chemical, biological, radiological, nuclear and explosives (‘‘CBRNE’’) detection. The Company develops and manufactures superconducting and non-superconducting materials and devices for use in renewable energy, energy infrastructure, healthcare and ‘‘big science’’ research. The Company maintains major technical and manufacturing centers in Europe, North America and Japan, and has sales offices located throughout the world. The Company’s diverse customer base includes life science, pharmaceutical, biotechnology and molecular diagnostic research companies, academic institutions, advanced materials and semiconductor manufacturers and government agencies.

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

The unaudited condensed consolidated financial statements represent the consolidated accounts of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial information presented herein does not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of the results expected for the full year.

Amortization of certain technology-related intangible assets totaling $3.3 million were reclassified to cost of revenue from selling, general and administrative expenses for the three months ended March 31, 2011 to conform to the current year presentation. This reclassification had no effect on previously reported net income or cash flows.

The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events requiring disclosure.

At March 31, 2012, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, have not changed.

2.              Acquisitions

On March 8, 2012, the Company completed the acquisition of SkyScan N.V. (the “SkyScan business”), a privately owned company based in Belgium that provides advanced, high-resolution micro computed tomography systems for three-dimensional X-ray imaging to the life science and preclinical imaging applications markets.  The acquisition of the SkyScan business is being accounted for under the acquisition method.  The components and allocation of the consideration transferred in connection with the SkyScan business are as follows (in millions):

Consideration Transferred:
Cash paid	$24.6
Cash acquired	(2.9)
Total consideration transferred	$21.7

Allocation of Consideration Transferred:
Accounts receivable	$2.9
Inventories	7.3
Other current assets	0.3
Property, plant and equipment	2.4
Intangible assets:
Existing technology	7.2
Customer relationships	6.4
Goodwill	9.4
Liabilities assumed	(14.2)
Total consideration transferred	$21.7

The Company’s allocation of the consideration transferred in connection with the acquisition of the SkyScan business is preliminary and will be finalized within the measurement period.  The final allocation of the purchase price may differ from the information presented in these unaudited condensed consolidated financial statements.

The results of the SkyScan business have been included in the Scientific Instruments segment from the date of acquisition.  Pro forma financial information reflecting the acquisition of the SkyScan business has not been presented because the impact on revenues, net income and net income per common share attributable to Bruker Corporation shareholders is not material.

In October 2011, the Company completed the acquisition of Center for Tribology, Inc. (the ‘‘Tribology business’’), a privately owned company based in California, U.S., for cash consideration of $12.7 million and a contingent consideration arrangement that could require the Company to pay the former shareholder of the tribology business an additional $1.5 million in each of the years 2012 and 2013. The acquired business provides nano-mechanical and tribological test instrumentation for basic materials research and industrial manufacturing in a range of fields, including biomedical, petroleum, microelectronics, energy and automotive markets. The acquisition of the Tribology business has been accounted for under the acquisition method.  The components and allocation of the consideration transferred in connection with the Tribology business were completed in the first quarter of 2012 and measurement date adjustments were not material.

3.              Stock-Based Compensation

The Company’s primary types of share-based compensation are in the form of stock options and restricted stock. The Company recorded stock-based compensation expense as follows (in millions):

	Three Months Ended March 31,
	2012	2011
Stock options	$1.7	$1.6
Restricted stock	0.2	0.2
Total stock-based compensation, pre-tax	1.9	1.8
Tax benefit	0.3	0.3
Total stock-based compensation, net of tax	$1.6	$1.5

Compensation expense is amortized on a straight-line basis over the underlying vesting terms of the share-based award. Stock options to purchase the Company’s common stock are periodically awarded to executive officers and other employees of the Company subject to a vesting period of three to five years. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Assumptions regarding volatility, expected life, dividend yield and risk-free interest rates are required for the Black-Scholes model and are presented in the table below:

	2012	2011
Risk-free interest rates	1.24% -1.78%	2.56% -3.12%
Expected life	6.5 years	6.5 years
Volatility	55.9%	57.2%
Expected dividend yield	0.0%	0.0%

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

Stock option activity for the three months ended March 31, 2012 was as follows:

	Shares Subject to Options	Weighted Average Option Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value (in millions) (b)
Outstanding at December 31, 2011	5,096,253	$10.64
Granted	113,500	14.21
Exercised	(220,991)	8.20		$1.7
Forfeited	(99,865)	13.81
Outstanding at March 31, 2012	4,888,897	$10.77	6.4	$22.7

Exercisable at March 31, 2012	2,615,065	$8.90	5.0	$16.8

Exercisable and expected to vest at March 31, 2012 (a)	4,759,289	$10.71	6.3	$22.4

(a)         In addition to the options that are exercisable at March 31, 2012, the Company expects a portion of the unvested options to become exercisable in the future. Options expected to vest in the future are determined by applying an estimated forfeiture rate to the options that are unvested as of March 31, 2012.

(b)        The aggregate intrinsic value is based on the positive difference between the fair value of the Company’s common stock price of $15.31 on March 31, 2012, or the date of exercises, as appropriate, and the exercise price of the underlying stock options.

Restricted stock activity for the three months ended March 31, 2012 was as follows:

	Shares Subject to Restriction	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2011	236,232	$17.76
Vested	(24,210)	10.01
Outstanding at March 31, 2012	212,022	$18.64

At March 31, 2012, the Company expects to recognize pre-tax stock-based compensation expense of $13.0 million associated with outstanding stock option awards granted under the Company’s stock plans over the weighted average remaining service period of 2.2 years. In addition, the Company expects to recognize additional pre-tax stock-based compensation expense of $3.0 million associated with outstanding restricted stock awards granted under the Company’s stock plans over the weighted average remaining service period of 3.2 years.

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

There has been no activity in the BEST Plan during the three months ended March 31, 2012. At March 31, 2012, there were 800,000 options outstanding under the BEST Plan. The Company expects to recognize pre-tax stock-based compensation expense of $1.1 million associated with outstanding stock option awards granted under the BEST Plan over the weighted average remaining service period of 2.1 years.

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

The following table sets forth the computation of basic and diluted average shares outstanding (in millions, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Net income attributable to Bruker Corporation, as reported	$15.1	$11.3

Weighted average shares outstanding:
Weighted average shares outstanding-basic	165.7	165.1
Effect of dilutive securities:
Stock options and restricted stock	1.2	1.6
	166.9	166.7

Net income per common share attributable to Bruker Corporation shareholders:
Basic and diluted	$0.09	$0.07

Stock options to purchase approximately 0.2 million shares and 0.1 million shares were excluded from the computation of diluted earnings per share in the three months ended March 31, 2012 and 2011, respectively, as their effect would have been anti-dilutive.

5.              Fair Value of Financial Instruments

The following table sets forth the Company’s financial instruments that are measured at fair value on a recurring basis and presents them within the fair value hierarchy using the lowest level of input that is significant to the fair value measurement at March 31, 2012 (in millions):

	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$14.4	$14.4	$—	$—
Restricted cash	3.6	3.6	—	—
Foreign exchange contracts	3.3	—	3.3	—
Embedded derivatives in purchase and delivery contracts	0.3	—	0.3	—
Commodity contracts	0.1	—	0.1	—
Long-term restricted cash	3.9	3.9	—	—
Total assets recorded at fair value	$25.6	$21.9	$3.7	$—

Liabilities:
Interest rate swap contract	$0.9	$—	$0.9	$—
Foreign exchange contracts	0.3	—	0.3	—
Embedded derivatives in purchase and delivery contracts	0.5	—	0.5	—
Fixed price commodity contracts	0.1	—	0.1	—
Total liabilities recorded at fair value	$1.8	$—	$1.8	$—

The Company’s financial instruments consist primarily of cash equivalents, restricted cash, derivative instruments consisting of forward foreign exchange contracts, commodity contracts, derivatives embedded in certain purchase and delivery contracts, an interest rate swap, accounts receivable, short-term borrowings, accounts payable and long-term debt. The carrying amounts of the Company’s cash equivalents, short-term investments, restricted cash, accounts receivable, short-term borrowings and accounts payable approximate their fair value due to their short-term nature. Derivative assets and liabilities are measured at fair value on a recurring basis. The Company’s long-term debt consists of a private placement arrangement with various fixed interest rates based on the maturity date.  The carrying value and fair value of the long-term fixed interest rate debt was $240 million and $244 million, respectively, at March 31, 2012. The Company did not elect to record the long-term fixed interest rate debt at fair value. The fair value of the long-term fixed interest rate debt disclosed is based on market and observable sources with similar maturity dates and has been classified as Level 2.

The Company measures eligible assets and liabilities at fair value with changes in fair value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities, and did not elect the fair value option for any financial assets and liabilities transacted in the three months ended March 31, 2012.

6.              Inventories

Inventories consisted of the following (in millions):

	March 31,	December 31,
	2012	2011
Raw materials	$198.1	$175.5
Work-in-process	206.1	169.4
Finished goods	183.9	175.3
Demonstration units	59.9	56.0
Inventories	$648.0	$576.2

Finished goods include in-transit systems that have been shipped to the Company’s customers, but not yet installed and accepted by the customer. As of March 31, 2012 and December 31, 2011, inventory-in-transit was $118.1 million and $116.8 million, respectively.

The Company reduces the carrying value of its demonstration inventories for differences between its cost and estimated net realizable value through a charge to cost of product revenue that is based on a number of factors, including the age of the unit, the physical condition of the unit and an assessment of technological obsolescence. Amounts recorded in cost of product revenue related to the write-down of demonstration units to net realizable value were $6.8 million and $6.5 million for the three months ended March 31, 2012 and 2011, respectively.

7.              Goodwill and Other Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for the three months ended March 31, 2012 (in millions):

Balance at December 31, 2011	$100.2
Goodwill acquired during the period	9.4
Measurement period adjustments	0.3
Foreign currency impact	0.8
Balance at March 31, 2012	$110.7

Goodwill is not amortized, instead, goodwill is tested for impairment on a reporting unit basis annually, or on an interim basis when events or changes in circumstances warrant. The Company performed its annual test for impairment as of December 31, 2011 and determined that goodwill and other intangible assets were not impaired at that time. The Company did not identify any indicators of impairment during the three month period ended March 31, 2012 that would warrant an interim test.

The following is a summary of other intangible assets subject to amortization (in millions):

	March 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology and related patents	$151.3	$(32.9)	$118.4	$141.4	$(29.9)	$111.5
Customer relationships	28.7	(5.8)	22.9	22.0	(5.1)	16.9
Trade names	0.2	(0.2)	—	0.2	(0.2)	—
Intangible assets subject to amortization	180.2	(38.9)	141.3	163.6	(35.2)	128.4
In-process research and development	5.8	—	5.8	8.0	—	8.0
Intangible assets	$186.0	$(38.9)	$147.1	$171.6	$(35.2)	$136.4

For the three months ended March 31, 2012 and 2011, the Company recorded amortization expense of $5.1 million and $3.9 million, respectively, related to intangible assets subject to amortization.

8.              Debt

The Company’s debt obligations consisted of the following (in millions):

	March 31,	December 31,
	2012	2011
US Dollar term loan under the Amended Credit Agreement	$75.0	$82.5
US Dollar revolving loan under the Amended Credit Agreement	—	216.5
US Dollar notes under the Note Purchase Agreement	240.0	—
Capital lease obligations	4.6	4.1
Total debt	319.6	303.1
Current portion of long-term debt	(76.3)	(83.7)
Total long-term debt, less current portion	$243.3	$219.4

In February 2008, the Company entered into a credit agreement (the “Credit Agreement”), with a syndicate of lenders that provided for a revolving credit line with a maximum commitment of $230 million and a term loan facility of $150 million. The outstanding principal under the term loan was payable in quarterly installments through December 2012. Borrowings under the Credit Agreement accrued interest, at the Company’s option, at either (i) the higher of the prime rate or the federal funds rate plus 0.50%, or (ii) adjusted LIBOR, plus margins ranging from 0.40% to 1.25% and a facility fee ranging from 0.10% to 0.20%.

In May 2011, the Company entered into an amendment to and restatement of the Credit Agreement, referred to as the Amended Credit Agreement. The Company accounted for the amendment as a modification under Financial Accounting Standards Board Accounting Standards Codification No. 470, Debt (“ASC No. 470”). The Amended Credit Agreement increases the maximum commitment on the Company’s revolving credit line to $250 million and extends the maturity date to May 2016. Borrowings under the revolving credit line of the Amended Credit Agreement accrue interest, at the Company’s option, at either (i) the higher of the prime rate, (ii) the federal funds rate plus 0.50%, (iii) adjusted LIBOR plus 1.00% or (iv) LIBOR, plus margins ranging from 0.80% to 1.65% and a facility fee ranging from 0.20% to 0.35%. The Amended Credit Agreement had no impact on the maturity or pricing of the Company’s existing term loan. As of March 31, 2012, the weighted average interest rate of borrowings under the term facility of the Amended Credit Agreement was approximately 2.7%.

Borrowings under the Amended Credit Agreement are secured by guarantees from certain material subsidiaries, as defined in the Credit Agreement, and Bruker Energy & Supercon Technologies, Inc. The Amended Credit Agreement also requires the Company to maintain certain financial ratios related to maximum leverage and minimum interest coverage, as defined in the Amended Credit Agreement. Specifically, the Company’s leverage ratio cannot exceed 3.0 and the Company’s interest coverage ratio cannot be less than 3.0. In addition to the financial ratios, the Amended Credit Agreement restricts, among other things, the Company’s ability to do the following: make certain payments; incur additional debt; incur certain liens; make certain investments, including derivative agreements; merge, consolidate, sell or transfer all or substantially all of its assets; and enter into certain transactions with affiliates. Failure to comply with any of these restrictions or covenants may result in an event of default under the applicable debt instrument, which could permit acceleration of the debt under that instrument and require the Company to prepay that debt before its scheduled due date. As of March 31, 2012, the Company was in compliance with the covenants of the Amended Credit Agreement.

At December 31, 2011, the Company had amounts outstanding totaling $216.5 million under the revolving loan facility.  At December 31, 2011, in accordance with ASC No. 470, the Company classified the amounts outstanding under the revolving loan facility as long-term because it had the ability and intent to refinance the short-term obligation on a long-term basis.  The refinancing of the revolving loan amount was completed in January 2012.  During the three months ended March 31, 2012, the Company repaid all amounts outstanding under the revolving loan facility.

In January 2012, the Company entered into a note purchase agreement (the “Note Purchase Agreement”), with a group of accredited institutional investors. Pursuant to the Note Purchase Agreement, the Company issued and sold $240 million of senior notes, referred to as the Senior Notes. The Senior Notes issued by the Company in the private placement consist of the following:

• $20 million 3.16% Series 2012A Senior Notes, Tranche A, due January 18, 2017;

• $15 million 3.74% Series 2012A Senior Notes, Tranche B, due January 18, 2019;

• $105 million 4.31% Series 2012A Senior Notes, Tranche C, due January 18, 2022; and

• $100 million 4.46% Series 2012A Senior Notes, Tranche D, due January 18, 2024.

Under the terms of the Note Purchase Agreement, the Company may issue and sell additional senior notes up to an aggregate principal amount of $600 million, subject to certain conditions.  Interest on the Senior Notes is payable semi-annually on January 18 and July 18 of each year, commencing July 18, 2012. The Senior Notes are unsecured obligations of the Company and are fully and unconditionally guaranteed by certain of the Company’s direct and indirect subsidiaries. The Senior Notes rank pari passu in right of repayment with the Company’s other senior unsecured indebtedness.  The Company may prepay some or all of the Senior Notes at any time in an amount not less than 10% of the original aggregate principal amount of the Senior Notes to be prepaid, at a price equal to the sum of (a) 100% of the principal amount thereof, plus accrued and unpaid interest, and (b) the applicable make-whole amount, upon not less than 30 and no more than 60 days’ written notice to the holders of the Senior Notes. In the event of a change in control, as defined in the Note Purchase Agreement, of the Company, the Company may be required to prepay the Senior Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest.

The Note Purchase Agreement contains affirmative covenants, including, without limitation, maintenance of corporate existence, compliance with laws, maintenance of insurance and properties, payment of taxes, addition of subsidiary guarantors and furnishing notices and other information. The Note Purchase Agreement also contains certain restrictive covenants that restrict the Company’s ability to, among other things, incur liens, transfer or sell certain assets, engage in certain mergers and consolidations and enter into transactions with affiliates. The Note Purchase Agreement also includes customary representations and warranties and events of default. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding Senior Notes will become due and payable immediately without further action or notice. In the case of payment events of defaults, any holder of Senior Notes affected thereby may declare all Senior Notes held by it due and payable immediately. In the case of any other event of default, a majority of the holders of the Senior Notes may declare all the Senior Notes to be due and payable immediately. Pursuant to the Note Purchase Agreement, so long as any Senior Notes are outstanding the Company will not permit (i) its leverage ratio, as determined pursuant to the Note Purchase Agreement, as of the end of any fiscal quarter to exceed 3.50 to 1.00, (ii) its interest coverage ratio as determined pursuant to the Note Purchase Agreement as of the end of any fiscal quarter for any period of four consecutive fiscal quarters to be less than 2.50 to 1 or (iii) priority debt at any time to exceed 25% of consolidated net worth, as determined pursuant to the Note Purchase Agreement.

The following is a summary of the maximum commitments and net amounts available to the Company under revolving loans as of March 31, 2012 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Letters of Credit	Total Amount Available
Amended Credit Agreement	—	$250.0	$0.3	$249.7
Other revolving loans	—	193.6	131.6	62.0
Total revolving loans		$443.6	$131.9	$311.7

Other revolving loans are with various financial institutions located primarily in Germany, Switzerland and France. The Company’s other revolving lines of credit are typically due upon demand with interest payable monthly. Certain of these lines of credit are unsecured, while others are secured by the accounts receivable and inventory of the related subsidiary.

9.              Derivative Instruments and Hedging Activities

Interest Rate Risks

The Company’s exposure to interest rate risk relates primarily to outstanding variable rate debt and adverse movements in the related short-term market rates. The most significant component of the Company’s interest rate risk relates to amounts outstanding under the Amended Credit Agreement. In April 2008, the Company entered into an interest rate swap arrangement to manage its exposure to interest rate movements and the related effect on its variable rate debt. Under this interest rate swap arrangement, the Company will pay a fixed rate of approximately 3.8% and receive a variable rate based on three month LIBOR. The initial notional amount of this interest rate swap was $90.0 million and it amortizes in proportion to the term debt component of the Amended Credit Agreement through December 2012. At March 31, 2012 and December 31, 2011, the notional amount of this interest rate swap was $45.0 million and $49.5 million, respectively. The Company concluded that this swap met the criteria to qualify as an effective hedge of the variability of cash flows of the interest payments and accounts for the interest rate swap as a cash flow hedge. Accordingly, the Company reflects changes in the fair value of the effective portion of this interest rate swap in accumulated other comprehensive income, a separate component of shareholders’ equity. Amounts recorded in accumulated other comprehensive income are reclassified to interest and other income (expense), net in the condensed consolidated statement of income and comprehensive income when either the forecasted transaction occurs or it becomes probable that the forecasted transaction will not occur.

Foreign Exchange Rate Risk Management

 The Company generates a substantial portion of its revenues and expenses in international markets, principally Germany and other countries in the European Union, Switzerland and Japan, which subjects its operations to the exposure of exchange rate fluctuations. The impact of currency exchange rate movement can be positive or negative in any period. The Company periodically enters into foreign currency contracts in order to minimize the volatility that fluctuations in exchange rates have on its cash flows.  Under these arrangements, the Company typically agrees to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates with maturities of less than twelve months. These transactions do not qualify for hedge accounting and, accordingly, the instrument is recorded at fair value with the corresponding gains and losses recorded in the consolidated statements of income and comprehensive income. The Company had the following notional amounts outstanding under foreign currency contracts (in millions):

Buy	Notional Amount in Buy Currency	Sell	Maturity	Notional Amount in U.S. Dollars	Fair Value of Assets	Fair Value of Liabilities
March 31, 2012:
Euro	2.2	Australian Dollars	April 2012 to November 2012	$3.0	$—	$0.1
Euro	32.3	U.S. Dollars	April 2012 to October 2012	41.4	1.8	—
Japanese Yen	25.0	Euro	April 2012 to July 2012	0.3	—	—
Swiss Francs	32.2	U.S. Dollars	April 2012	34.1	1.5	—
U.S. Dollars	9.4	Euro	April 2012	9.5	—	0.1
U.S. Dollars	1.2	Mexican Pesos	April 2012 to November 2012	1.4	—	0.1
				$89.7	$3.3	$0.3

December 31, 2011:
Euro	1.5	Australian Dollars	January 2012	$2.1	$—	$0.1
Euro	35.0	U.S. Dollars	January 2012 to October 2012	48.2	—	2.9
Swiss Francs	24.5	U.S. Dollars	January 2012	27.4	—	1.2
U.S. Dollars	2.5	Mexican Pesos	January 2012 to November 2012	2.5	—	—
				$80.2	$—	$4.2

In addition, the Company periodically enters into purchase and sales contracts denominated in currencies other than the functional currency of the parties to the transaction. The Company accounts for these transactions separately valuing the “embedded derivative” component of these contracts. The contracts, denominated in currencies other than the functional currency of the transacting parties, amounted to $46.5 million for the delivery of products and $5.6 million for the purchase of products at March 31, 2012 and $34.8 million for the delivery of products and $4.9 million for the purchase of products at December 31, 2011. The changes in the fair value of these embedded derivatives are recorded as foreign currency exchange gains/losses in interest and other income (expense), net in the condensed consolidated statements of income and comprehensive income.

Commodity Price Risk Management

The Company has an arrangement with a customer under which it has a firm commitment to deliver copper based superconductors at a fixed price. In order to minimize the volatility that fluctuations in the price of copper have on the Company’s sales of these superconductors, the Company enters into commodity hedge contracts. At March 31, 2012 and December 31, 2011, the Company had fixed price commodity contracts with notional amounts aggregating $4.6 million and $3.9 million, respectively. The changes in the fair value of these commodity contracts are recorded as foreign exchange gains/losses in interest and other income (expense), net in the condensed consolidated statements of income and comprehensive income.

The fair value of the derivative instruments described above are recorded in the consolidated balance sheets for the periods as follows (in millions):

		March 31,	December 31,
	Balance Sheet Location	2012	2011
Derivative assets:
Foreign exchange contracts	Other current assets	$3.3	$—
Embedded derivatives in purchase and delivery contracts	Other current assets	0.3	0.6
Commodity contracts	Other current assets	0.1	0.5

Derivative liabilities:
Interest rate swap contract	Other current liabilities	$0.9	$1.1
Foreign exchange contracts	Other current liabilities	0.3	4.2
Embedded derivatives in purchase and delivery contracts	Other current liabilities	0.5	0.4
Fixed price commodity contracts	Other current liabilities	0.1	0.5

The losses recognized in other comprehensive income related to the effective portion of the interest rate swap designated as a hedging instrument are as follows (in millions):

	Three Months Ended March 31,
	2012	2011
Interest rate swap contract	$(0.2)	$(0.1)

The losses related to the effective portion of the interest rate swap designated as a hedging instrument that were reclassified from other comprehensive income and recognized in net income are as follows (in millions):

	Three Months Ended March 31,
	2012	2011
Interest rate swap contract	$(0.4)	$(0.5)

The Company expects $0.9 million of accumulated losses to be reclassified into earnings over the next twelve months.

The Company did not recognize any amounts related to ineffectiveness in the results of operations for the three months ended March 31, 2012 and 2011.

The impact on net income of changes in the fair value of derivative instruments not designated as hedging instruments are as follows (in millions):

	Three Months Ended March 31,
	2012	2011
Foreign exchange contracts	$7.2	$(0.1)
Embedded derivatives	(0.5)	0.7
Income (expense), net	$6.7	$0.6

The amounts recorded in the results of operations related to derivative instruments not designated as hedging instruments are recorded in interest and other income (expense), net in the condensed consolidated statements of income and comprehensive income.

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

The income tax provision for the three months ended March 31, 2012 and 2011 was $11.8 million and $9.0 million, respectively, representing effective tax rates of 43.9% and 43.5%, respectively.

The Company’s effective tax rate generally reflects the tax provision for non-U.S. entities only. A full valuation allowance is maintained against all U.S. deferred tax assets, including U.S. net operating losses and tax credits, until evidence exists that it is more likely than not that the loss carryforward and credit amounts will be utilized to offset U.S. taxable income. The Company’s tax rate may change over time as the amount or mix of income and taxes outside the U.S. changes. The effective tax rate is affected by research and development tax credits, the expected level of other tax benefits, the impact of changes to the valuation allowance, and changes in the mix of the Company’s pre-tax income and losses among jurisdictions with varying statutory tax rates and credits.

The Company has unrecognized tax benefits of approximately $35.5 million as of March 31, 2012, of which $28.5 million, if recognized, would result in a reduction of the Company’s effective tax rate. The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes. As of March 31, 2012 and December 31, 2011, approximately $5.7 million and $5.6 million, respectively, of accrued interest and penalties related to uncertain tax positions was included in other current liabilities on the unaudited condensed consolidated balance sheets. Penalties and interest related to unrecognized tax benefits in the provision for income taxes of $0.1 million and $0.2 million were recorded during the three months ended March 31, 2012 and 2011, respectively.

The Company files returns in many foreign and state jurisdictions with varying statutes of limitations and considers Germany, the United States and Switzerland to be its significant tax jurisdictions. The tax years 2003 to 2011 are open tax years in these major taxing jurisdictions. One of the Company’s Swiss entities is currently being audited for the tax years 2003-2006 and the audit is expected to be completed in the first half of 2012. In addition, all of the Company’s significant German subsidiaries are under tax audit for the years 2003-2008 and these audits are expected to be completed in the second half of 2012.

11.       Commitments and Contingencies

Legal

Lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. The Company believes the outcome of these proceedings, individually and in the aggregate, will not have a material impact on the Company’s financial position or results of operations. As of March 31, 2012 and December 31, 2011, no accruals have been recorded for such potential contingencies.

Internal Investigation and Compliance Matters

As previously reported, the Audit Committee of the Company’s Board of Directors, assisted by independent outside counsel and an independent forensic consulting firm, conducted an internal investigation in response to anonymous communications received by the Company alleging improper conduct in connection with the China operations of the Company’s Bruker Optics subsidiary. The Audit Committee’s investigation, which began in 2011 and was completed in the first quarter of 2012, included a review of compliance by Bruker Optics and its employees in China and Hong Kong with the requirements of the Foreign Corrupt Practices Act (“FCPA”) and other applicable laws and regulations.

The investigation found evidence indicating that payments were made that improperly benefited employees or agents of government-owned enterprises in China and Hong Kong. The investigation also found evidence that certain employees of Bruker Optics in China and Hong Kong failed to comply with the Company’s policies and standards of conduct. As a result, the Company took personnel actions, including the termination of certain individuals. The Company also terminated its business relationships with certain third party agents, implemented an enhanced FCPA compliance program, and strengthened the financial controls and oversight at its subsidiaries operating in China and Hong Kong. During 2011, Company management also initiated a review of the China operations of its other subsidiaries. This ongoing review is being conducted with the assistance of an independent audit firm.

The Company voluntarily contacted the United States Securities and Exchange Commission and the United States Department of Justice in August 2011 to advise both agencies of the internal investigation by the Audit Committee. In October 2011, the Company also reported the existence of the internal investigation to the Hong Kong Joint Financial Intelligence Unit and Independent Commission Against Corruption (“ICAC”). The Company has cooperated with the United States federal agencies and Hong Kong government authorities with respect to their inquiries and has provided documents and/or made witnesses available in response to requests from the governmental authorities reviewing this matter. The Company intends to continue to cooperate with these agencies in connection with their inquiries. At this time the Company cannot reasonably assess the timing or outcome of these matters or their effect, if any, on the Company’s business.

The FCPA and related statutes and regulations provide for potential monetary penalties as well as criminal and civil sanctions in connection with FCPA violations. It is possible that monetary penalties and other sanctions could be assessed by the Federal government in connection with these matters. Additionally, to the extent any payments are determined to be illegal by local government authorities, civil or criminal penalties may be assessed by such authorities and the Company’s ability to conduct business in that jurisdiction may be negatively impacted. At this time, the Company cannot predict the extent to which the SEC, the DOJ, the ICAC or any other governmental authorities will pursue administrative, civil injunctive or criminal proceedings, the imposition of fines or penalties or other remedies or sanctions. Given the current status of the inquiries from these agencies, the Company cannot reasonably estimate the possible loss or range of possible loss that may result from any proceedings that may be commenced by the SEC, the DOJ, the ICAC or any other governmental authorities. Accordingly, no provision with respect to such matters has been recorded in the accompanying consolidated financial statements. Any adverse findings or other negative outcomes from any such proceedings could have a material impact on the Company’s consolidated financial statements in future periods.

Letters of Credit and Guarantees

At March 31, 2012 and December 31, 2011, the Company had bank guarantees of $131.9 million and $115.4 million, respectively, for its customer advances. These arrangements guarantee the refund of advance payments received from customers in the event that the merchandise is not delivered in compliance with the terms of the contract. Certain of these guarantees affect the availability of the Company’s lines of credit.

12.  Accumulated Other Comprehensive Income

Comprehensive income (loss) refers to revenues, expenses, gains and losses that under U.S. GAAP are included in other comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to shareholders’ equity, net of tax. The Company’s other comprehensive income is composed primarily of foreign currency translation adjustments, changes in the funded status of defined benefit pension plans and changes in the fair value of derivatives that have been designated as cash flow hedges. The following is a summary of comprehensive income (in millions):

	Three Months Ended March 31,
	2012	2011
Consolidated net income	$15.1	$11.7
Foreign currency translation adjustments	18.8	28.1
Unrealized losses on interest rate swap:
Unrealized holding losses arising during the period	(0.2)	(0.1)
Less reclassification adjustments for settlements included in the determination of net income	0.5	0.5
Pension liability adjustments	(0.6)	(0.4)
Net comprehensive income	33.6	39.8
Less: Comprehensive income attributable to noncontrolling interests	0.1	0.5
Comprehensive income attributable to Bruker Corporation	$33.5	$39.3

13.  Noncontrolling Interests

Noncontrolling interests represent the minority shareholders’ proportionate share of the Company’s majority owned subsidiaries. The following table sets forth the changes in noncontrolling interests (in millions):

	Three Months Ended March 31
	2012	2011
Balance at beginning of period	$3.4	$2.7
Net income	—	0.4
Foreign currency translation adjustments	0.1	0.1
Balance at end of period	$3.5	$3.2

14.  Other Charges

The components of other charges were as follows (in millions):

	Three Months Ended March 31,
	2012	2011
Professional fees incurred in connection with internal investigation	$2.5	$—
Factory relocation costs	0.5	—
Acquisition-related charges	0.4	0.6
Transition-related charges incurred in connection with acquired businesses	—	1.5
	$3.4	$2.1

15.  Interest and Other Income (Expense), Net

The components of interest and other income (expense), net, were as follows (in millions):

	Three Months Ended March 31,
	2012	2011
Interest income	$0.2	$0.2
Interest expense	(3.5)	(1.5)
Exchange losses on foreign currency transactions	(3.0)	(2.9)
Other	(1.2)	(0.8)
Interest and other income (expense), net	$(7.5)	$(5.0)

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

Management evaluates segment operating performance and allocates resources based on operating income (loss). The Company uses this measure because it helps provide an understanding of its core operating results. Selected business segment information is presented below (in millions):

	Three Months Ended March 31,
	2012	2011
Revenue:
Scientific Instruments	$378.1	$335.8
Energy & Supercon Technologies	30.0	24.0
Eliminations (a)	(2.5)	(2.8)
Total revenue	$405.6	$357.0

Operating Income (Loss):
Scientific Instruments	$35.1	$27.7
Energy & Supercon Technologies	(0.3)	(0.7)
Corporate, eliminations and other (b)	(0.4)	(1.3)
Total operating income	34.4	25.7
Interest and other income (expense), net	(7.5)	(5.0)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	$26.9	$20.7

(a)     Represents product and service revenue between reportable segments.

(b)     Represents corporate costs and eliminations not allocated to the reportable segments.

Total assets by segment are as follows (in millions):

	March 31,	December 31,
	2012	2011
Assets:
Scientific Instruments	$1,759.0	$1,675.0
Energy & Supercon Technologies	112.2	104.4
Eliminations and other (a)	(73.9)	(68.9)
Total assets	$1,797.3	$1,710.5

(a)   Assets not allocated to the reportable segments and eliminations of intercompany transactions.

17.       Recent Accounting Pronouncements

In June 2011, the FASB amended ASC No. 220, Comprehensive Income. This amendment was issued to enhance comparability between entities that report under GAAP and International Financial Reporting Standards (“IFRS”) and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. The amendment requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two separate but consecutive statements. It eliminates the option to report other comprehensive income and its components as part of the statement of changes in shareholders’ equity. The amended provisions are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  This amendment impacts presentation and disclosure only, with full retrospective application required. The adoption of this amendment in the first quarter of 2012 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRS (ASU No. 2011-04). The amendments in this update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. ASU No. 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within GAAP or IFRS. ASU No. 2011-04 changes the wording used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU No. 2011-04 clarifies the FASB’s intent about the application of existing fair value measurements. The amendments in this update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of the amendments in the first quarter of 2012 did not have a material effect on its consolidated financial position, results of operations or cash flows.

ITEM 2.                                            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our interim unaudited condensed consolidated financial statements and the notes to those statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, and in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

Statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which express that we “believe,” “anticipate,” “plan,” “expect,” “seek,” “estimate,” or “should,” as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Actual events or results may differ materially from those set forth in forward-looking statements. Certain factors that might cause such a difference are discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

•                  Results of operations. This section provides our analysis of the significant line items on our unaudited condensed consolidated statement of operations for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

•                  Liquidity and capital resources. This section provides an analysis of our liquidity and cash flow and discussions of our outstanding debt and commitments.

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

We are organized into five operating segments: Bruker BioSpin, Bruker Daltonics, Bruker MAT, Bruker Optics, and Bruker Energy & Supercon Technologies. Bruker BioSpin is in the business of designing, manufacturing and distributing life science tools based on magnetic resonance technology. Bruker Daltonics is in the business of designing, manufacturing, and distributing mass spectrometry and gas chromatography instruments and solutions for life sciences, including proteomics, metabolomics, and clinical research applications. Our mass spectrometry and gas chromatography instruments also provide solutions for applied markets that include food safety, environmental analysis and fuel analysis. Bruker Daltonics also designs, manufactures, and distributes various analytical instruments for CBRNE detection. Bruker MAT is in the business of designing, manufacturing, and distributing advanced X-ray, combustion analysis, atomic force microscopy, and stylus and optical metrology instrumentation used in molecular, materials, and elemental analysis. Bruker Optics is in the business of designing, manufacturing, and distributing research, analytical, and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy technologies. Bruker Energy & Supercon Technologies is in the business of developing and producing superconducting materials and devices based primarily on metallic low temperature superconductors and ceramic high temperature superconductors with applications in renewable energy, energy infrastructure, medical imaging and life science analytics and ‘‘big science’’ research, which typically consists of large scale projects funded by a government or a group of governments.

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

Financial Overview

For the three months ended March 31, 2012, our revenue increased by $48.6 million, or 13.6%, to $405.6 million, compared to $357.0 million for the comparable period in 2011. Included in this change in revenue is a decrease of approximately $4.9 million from the impact of foreign exchange due to the strengthening of the U.S. Dollar versus the Euro and other foreign currencies and an increase of approximately $4.5 million attributable to our recent acquisitions. Excluding the effect of foreign exchange and our recent acquisitions, revenue increased by $49.0 million, or 13.7%. The increase in revenue on an adjusted basis is attributable to both the Scientific Instruments segment, which increased by $41.5 million, or 12.4%, and the Energy & Supercon Technologies segment, which increased by $7.3 million, or 30.4%. Revenue in the Scientific Instruments segment reflects an increase in sales from many of our core technologies, particularly X-ray and mass spectrometry. Increased sales of X-ray and mass spectrometry products were offset, in part, by lower sales of nuclear magnetic resonance products. Revenues in the Energy & Supercon Technologies segment increased due to higher demand for low temperature superconducting wire.

The mix of products sold in the Scientific Instruments segment during the first quarter of 2012 reflects increased demand from academic, government and industrial customers. We attribute the increase in sales to academic and government customers to increased spending from these customers and to new product introductions. We continue to closely monitor spending patterns from government and academic customers and we believe that funding for our products will remain stable, or grow, in most of our key markets. The improvement in revenues from our industrial customers reflects continued growth in these end markets and our new product introductions.

Income from operations for the three months ended March 31, 2012 was $34.4 million, resulting in an operating margin of 8.5%, compared to income from operations of $25.7 million, resulting in an operating margin of 7.2%, for the comparable period in 2011. Included in income from operations are various charges for inventory write-downs, amortization of acquisition-related intangible assets and other acquisition-related costs, legal and other professional service fees related to our internal FCPA investigation, and restructuring and relocation costs totaling, in the aggregate, $9.2 million and $10.1 million for the three months ended March 31, 2012 and 2011, respectively. Excluding these charges, operating margins were 10.7% in the first quarter of 2012 compared to 10.0% in the first quarter of 2011. Operating margins increased as a result of the revenue growth noted above and higher gross profits, offset, in part, by higher operating expenses.

Gross profit for the quarter ended March 31, 2012 was $190.4 million compared to $161.8 million for the quarter ended March 31, 2011. Our gross profit margin for the three months ended March 31, 2012 was 46.9%, compared with 45.3% for the three months ended March 31, 2011. Excluding the effects of recently completed acquisitions, including amortization expense, and restructuring charges totaling, in the aggregate, $5.0 million and $7.4 million for the first quarter of 2012 and 2011, respectively, gross profit margins increased to 48.2% in 2012 compared with 47.4% in 2011. Gross profit margins in the three months ended March 31, 2012 benefitted from the higher revenues described above, and sales of our newly introduced products, which carry higher gross margins than our previous generations of products. However, our gas chromatography and inductively coupled plasma products negatively impacted our gross profit margins. The chemical analysis business also contributed to lower gross profit margins due to higher than planned production costs.

Selling, general and administrative expenses and research and development expenses increased to $152.6 million, or 37.6% of revenue, in the three months ended March 31, 2012 from $134.0 million, or 37.5% of revenue, for the three months ended March 31, 2011. The increase in selling, general and administrative expenses and research and development expenses in 2012 is attributable to increases in headcount from our recent acquisitions and increases in headcount to support planned revenue growth in our existing businesses. We also incurred higher commission expenses as a result of increases in new orders and revenues.

Our effective tax rate for the three months ended March 31, 2012 was 43.9% compared to 43.5% for the comparable period in 2011.

Our net income attributable to the shareholders of Bruker Corporation for the three months ended March 31, 2012 was $15.1 million, or $0.09 per diluted share, compared to $11.3 million, or $0.07 per diluted share, for the comparable period in 2011.

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

Revenue recognition. We recognize revenue from system sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, title and risk of loss has been transferred to the customer and collectability of the resulting receivable is reasonably assured. Title and risk of loss generally are transferred to the customer upon receipt of a signed customer acceptance form for a system that has been shipped, installed, and for which the customer has been trained. As a result, the timing of customer acceptance or readiness could cause our reported revenues to differ materially from expectations. When products are sold through an independent distributor or a strategic distribution partner who assumes responsibility for installation, we recognize the system sale when the product has been shipped and title and risk of loss have been transferred to the distributor. Our distributors do not have price protection rights or rights of return; however, our products are typically warranted to be free from defect for a period of one year. Revenue is deferred until cash is received when collectability is not reasonably assured, such as when a significant portion of the fee is due over one year after delivery, installation and acceptance of a system. For arrangements with multiple elements, we allocate revenue to each element based on their relative selling prices. The relative selling price of each element is based on our vendor specific objective evidence, if available. If vendor specific objective evidence is not available we use evidence from third-parties or when third-party evidence is not available, we use management’s best estimate of the selling price. Typically, we cannot ascertain third-party evidence of selling price. Revenue from accessories and parts is recognized upon shipment and service revenue is recognized as the services are performed. We also have contracts for which we apply the percentage-of-completion model of revenue recognition. Application of the percentage-of-completion method requires us to make reasonable estimates of the extent of progress toward completion of the contract and the total costs we will incur under the contract. Changes in our estimates could affect the timing of revenue recognition.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 compared to the Three Months Ended March 31, 2011

Consolidated Results

The following table presents our results for the three months ended March 31, 2012 and 2011 (dollars in millions, except per share data):

	Three Months Ended March 31,
	2012	2011
Product revenue	$351.8	$312.1
Service revenue	52.1	43.6
Other revenue	1.7	1.3
Total revenue	405.6	357.0

Cost of product revenue	186.3	170.7
Cost of service revenue	28.9	24.5
Total cost of revenue	215.2	195.2
Gross profit	190.4	161.8

Operating expenses:
Selling, general and administrative	104.4	89.3
Research and development	48.2	44.7
Other charges	3.4	2.1
Total operating expenses	156.0	136.1
Operating income	34.4	25.7

Interest and other income (expense), net	(7.5)	(5.0)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	26.9	20.7
Income tax provision	11.8	9.0
Consolidated net income	15.1	11.7
Net income attributable to noncontrolling interest in consolidated subsidiaries	—	0.4
Net income attributable to Bruker Corporation	$15.1	$11.3

Net income per common share attributable to
Bruker Corporation shareholders:
Basic and diluted	$0.09	$0.07

Weighted average common shares outstanding:
Basic	165.7	165.1
Diluted	166.9	166.7

Revenue

For the three months ended March 31, 2012, our revenue increased by $48.6 million, or 13.6%, to $405.6 million, compared to $357.0 million for the comparable period in 2011. Included in this change in revenue is a decrease of approximately $4.9 million from the impact of foreign exchange due to the strengthening of the U.S. Dollar versus the Euro and other foreign currencies, and an increase of approximately $4.5 million attributable to our recent acquisitions. Excluding the effect of foreign exchange and our recent acquisitions, revenue increased by $49.0 million, or 13.7%.  The increase in revenue on an adjusted basis is attributable to both the Scientific Instruments segment, which increased by $41.5 million, or 12.4%, and the Energy & Supercon Technologies segment, which increased by $7.3 million, or 30.4%. Revenue in the Scientific Instruments segment reflects an increase in sales from many of our core technologies, particularly X-ray and mass spectrometry. Revenues in the Energy & Supercon Technologies segment increased due to higher demand for low temperature superconducting wire. The mix of products sold in the Scientific Instruments segment in the three months ended March 31, 2012 reflects increasing demand from our industrial customers, as well as our academic and government customers.

Cost of Revenue

Our cost of product and service revenue for the three months ended March 31, 2012 was $215.2 million, resulting in a gross profit margin of 46.9%, compared to cost of product and service revenue of $195.2 million, resulting in a gross profit margin of 45.3%, for the comparable period in 2011. The increase in cost of revenue is primarily a function of the higher revenues described above. Our cost of revenue for the three months ended March 31, 2011 includes charges of $4.1 million, representing the difference between the fair value and historical costs of inventories acquired with our acquisition of the nano surfaces business and sold during the period. Excluding these charges, our gross profit margin for the three months ended March 31, 2011 was 46.5%. Higher gross profit margins, on an adjusted basis, resulted from changes in product mix, specifically an increase in revenues from our newly introduced products which were designed to carry higher gross margins than our previous generations of products.

Selling, General and Administrative

Our selling, general and administrative expense for the three months ended March 31, 2012 increased to $104.4 million, or 25.7% of total revenue, from $89.3 million, or 25.0% of total revenue, for the comparable period in 2011. The increase in selling, general and administrative expenses is attributable to increases in headcount from our recent acquisitions and increases in headcount to support planned revenue growth in our existing businesses. In addition, we incurred higher commission expenses as a result of an increase in new orders and revenues.

Research and Development

Our research and development expense for the three months ended March 31, 2012 increased to $48.2 million, or 11.9% of total revenue, compared with research and development expense of $44.7 million, or 12.5% of total revenue, for the comparable period in 2011. The increase in research and development expenses is attributable to increases in headcount from our recent acquisitions as well as increases in headcount and material costs to support future product introductions in our existing businesses.

Other Charges

Other charges were $3.4 million and $2.1 million in the first quarter of 2012 and 2011, respectively.

The charges recorded in the first quarter of 2012 relate mainly to the Scientific Instruments segment.  The charges consist of $0.4 million of acquisition-related costs, mainly legal, accounting and other fees in connection with our acquisition of SkyScan NV. Other charges also included $2.5 million of legal and other professional service fees associated with our FCPA internal investigation and $0.5 million of costs related to two factory relocations that are occurring within the Energy & Supercon Technologies segment.

The charges recorded in the first quarter of 2011 relate entirely to the Scientific Instruments segment and consist of acquisition-related costs. Specifically, we incurred $1.5 million of costs in connection with transition service arrangements we entered into with the sellers of the nano surfaces and chemical analysis businesses. In addition, we incurred $0.6 million of legal, accounting and other fees in connection with our acquisition of Michrom Bioresources Inc.

Interest and Other Income (Expense), Net

Interest and other income (expense), net during the three months ended March 31, 2012 was $(7.5) million, compared to $(5.0) million for the comparable period of 2011.

During the three months ended March 31, 2012, the major components within interest and other income (expense), net were realized and unrealized losses on foreign currency transactions of $3.0 million and net interest expense of $3.3 million. During the three months ended March 31, 2011, the major components within interest and other income (expense), net were realized and unrealized losses on foreign currency transactions of $2.9 million and net interest expense of $1.3 million.

The losses on foreign currency exchange rates in the first quarter of 2012 were primarily a function of changes in exchange rates of the Euro and the U.S. Dollar against the Swiss Franc.

Income Tax Provision

Our effective tax rate generally reflects our tax provision for non-U.S. entities only. We maintain a full valuation allowance against all U.S. deferred tax assets, including our U.S. net operating losses and tax credits, until evidence exists that it is more likely than not that the loss carryforward and credit amounts will be utilized to offset U.S. taxable income. Our tax rate may change over time as the amount and mix of income and taxes outside the U.S. changes. The effective tax rate is calculated using our projected annual pre-tax income or loss and is affected by tax credits, the expected level of other tax benefits and the impact of changes to the valuation allowance, as well as changes in the mix of our pre-tax income and losses among jurisdictions with varying statutory tax rates and credits.

The income tax provision for the three months ended March 31, 2012 was $11.8 million compared to $9.0 million for the three months ended March 31, 2011, representing effective tax rates of 43.9% and 43.5%, respectively.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests for the three months ended March 31, 2012 was $0.0 million compared to $0.4 million for the comparable period of 2011. The net income (loss) attributable to noncontrolling interests represents the minority shareholders’ proportionate share of the net income (loss) recorded by our majority-owned indirect subsidiaries.

Net Income Attributable to Bruker Corporation

Our net income for the three months ended March 31, 2012 was $15.1 million, or $0.09 per diluted share, compared to $11.3 million, or $0.07 per diluted share for the comparable period in 2011.

Segment Results

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment (dollars in millions):

	Three Months Ended March 31,			Percentage
	2012	2011	Dollar Change	Change
Scientific Instruments	$378.1	$335.8	$42.3	12.6%
Energy & Supercon Technologies	30.0	24.0	6.0	25.0%
Eliminations (a)	(2.5)	(2.8)	0.3
	$405.6	$357.0	$48.6	13.6%

(a) Represents product and service revenue between reportable segments.

Scientific Instruments Segment Revenues

For the three months ended March 31, 2012, Scientific Instruments segment revenue increased by $42.3 million, or 12.6%, to $378.1 million, compared to $335.8 million for the comparable period in 2011. Included in this change in revenue is a decrease of approximately $3.7 million from the impact of foreign exchange due to the strengthening of the U.S. Dollar versus the Euro and other foreign currencies, and an increase of approximately $4.5 million attributable to our recent acquisitions. Excluding the effect of foreign exchange and our recent acquisitions, revenue increased by $41.5 million, or 12.4%. The increase in revenue, excluding the effect of foreign exchange and acquisitions, reflects an increase in sales from many of our core technologies, particularly X-ray and mass spectrometry products.

System revenue and aftermarket revenue as a percentage of total Scientific Instruments segment revenue were as follows (dollars in millions):

	Three Months Ended March 31,
	2012		2011
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System revenue	$301.1	79.6%	$267.5	79.7%
Aftermarket revenue	77.0	20.4%	68.3	20.3%
Total revenue	$378.1	100.0%	$335.8	100.0%

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

Energy & Supercon Technologies Segment Revenues

Energy & Supercon Technologies segment revenue increased by $6.0 million, or 25.0%, to $30.0 million for the three months ended March 31, 2012, compared to $24.0 million for the comparable period in 2011. Included in this change in revenue is a reduction of approximately $1.3 million from the impact of foreign exchange due to the strengthening of the U.S. Dollar versus the Euro and other foreign currencies. Excluding the effect of foreign exchange, revenue increased by $7.3 million, or 30.4%. The increase in revenue, on an adjusted basis, is attributable to higher demand for low temperature superconducting wire.

System and wire revenue and aftermarket revenue as a percentage of total Energy & Supercon Technologies segment revenue were as follows (dollars in millions):

	Three Months Ended March 31,
	2012		2011
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System and wire revenue	$27.9	93.0%	$21.8	90.8%
Aftermarket revenue	2.1	7.0%	2.2	9.2%
Total revenue	$30.0	100.0%	$24.0	100.0%

System and wire revenue in the Energy & Supercon Technologies segment includes low and high temperature superconducting wire and superconducting devices, including magnets, linear accelerators and radio frequency cavities. Aftermarket revenues in the Energy & Supercon Technologies segment consist primarily of sales of Cuponal™, a bimetallic, non-superconducting material we sell to the power and transport industries, and grant revenue.

Income (Loss) from Operations

The following table presents income (loss) from operations and operating margins on revenue by reportable segment (dollars in millions):

	Three Months Ended March 31,
	2012		2011
	Operating Income (Loss)	Percentage of Segment Revenue	Operating Income (Loss)	Percentage of Segment Revenue
Scientific Instruments	$35.1	9.3%	$27.7	8.2%
Energy & Supercon Technologies	(0.3)	(1.0)%	(0.7)	(2.9)%
Corporate, eliminations and other (a)	(0.4)		(1.3)
Total operating income	$34.4	8.5%	$25.7	7.2%

(a) Represents corporate costs and eliminations not allocated to the reportable segments.

Scientific Instruments segment income from operations for the three months ended March 31, 2012 was $35.1 million, resulting in an operating margin of 9.3%, compared to income from operations of $27.7 million, resulting in an operating margin of 8.2%, for the comparable period in 2011. Income from operations includes $8.6 million and $10.0 million for the three months ended 2012 and 2011, respectively, of various charges to inventory, amortization of acquisition-related intangible assets and other charges. Excluding these costs, income from operations in the Scientific Instruments segment would have been $43.7 million and $37.7 million, or an operating margin of 11.6% and 11.2%, for the three months ended March 31, 2012 and 2011, respectively. Income from operations, on an adjusted basis, improved as a result of the higher revenues described above and an improvement in gross profit margins offset, in part, by higher operating expenses.

In the first quarter of 2012, gross profit margin in the Scientific Instruments segment increased to 48.8% from 47.1% for the comparable period in 2011. Higher gross profit margins resulted primarily from changes in product mix, specifically an increase in revenues from our newly introduced products which were designed to carry higher gross margins than our previous generations of products. In the first quarter of 2012, selling, general and administrative expenses and research and development expenses in the Scientific Instruments segment increased to $146.6 million, or 38.8% of segment revenue, from $127.9 million, or 38.1% of segment revenue for the comparable period in 2011. This increase is a function of incremental investments in sales and marketing activities and research and development activities that we believe will generate future growth, as well as increases in operating expenses related to the acquisitions completed in 2011 and 2012. Specifically, these cost increases related to additional headcount and higher commission expenses as a result of higher revenues and higher material costs.

Energy & Supercon Technologies segment’s loss from operations for the three months ended March 31, 2012 was $(0.3) million, resulting in an operating margin of (1.0)%, compared to a loss from operations of $(0.7) million, resulting in an operating margin of (2.9)%, for the comparable period in 2011. The improvement in operating margin is primarily the result of the higher revenues as noted above and higher gross profit margins, offset in part by higher operating expenses. The increase in operating expenses is a function of incremental investments in sales and marketing activities and research and development activities that we believe will generate future growth.

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

During the three months ended March 31, 2012, net cash provided by operating activities was $4.8 million, resulting primarily from $38.1 million of consolidated net income adjusted for non-cash items, offset, in part, by a $33.3 million increase in working capital. During the three months ended March 31, 2011, net cash used in operating activities was $(29.4) million, resulting primarily from an increase in working capital of $57.8 million, offset, in part, by $28.4 million of consolidated net income adjusted for non-cash items. The increase in working capital in the first quarter of 2012 is primarily a function of increased inventory levels which were necessary to support the anticipated growth in our business.

During the three months ended March 31, 2012, net cash used in investing activities was $32.5 million, compared to net cash used in investing activities of $10.1 million during the three months ended March 31, 2011. Cash used in investing activities during the three months ended March 31, 2012 was attributable to $21.7 million used for acquisitions and $10.8 million of capital expenditures. Cash used in investing activities during the three months ended March 31, 2011 was attributable to $9.9 million of capital expenditures and $0.2 million used for acquisitions. Capital expenditures during the three months ended March 31, 2012 were at a level consistent with our planned capital spending of $50 million for 2012.

During the three months ended March 31, 2012, net cash provided by financing activities was $14.8 million, compared to net cash used in financing activities of $4.1 million during the three months ended March 31, 2011. Cash provided by financing activities during the three months ended March 31, 2012 was primarily attributable to $240.0 of borrowings under the Note Purchase Agreement, offset, in part, by net repayments under revolving lines of credit of $216.5 million and net debt repayments under various long-term and short-term arrangements of $7.8 million. Cash used in financing activities during the three months ended March 31, 2011 was primarily attributable to $5.8 million of net debt repayments.

At March 31, 2012, we had outstanding debt totaling $319.6 million, consisting of $240.0 million outstanding under the Note Purchase Agreement, $75.0 million outstanding under the term loan component of the Amended Credit Agreement and $4.6 million under capital lease obligations. At December 31, 2011, we had outstanding debt totaling $303.1 million, consisting of $82.5 million outstanding under the term loan component of our credit facilities, $216.5 million outstanding under the revolving loan component of our credit facilities and $4.1 million under capital lease obligations.

In February 2008, we entered into a credit agreement, which we refer to as the Credit Agreement, with a syndicate of lenders, which provided for a revolving credit line with a maximum commitment of $230.0 million and a term loan facility of $150.0 million. The outstanding principal under the term loan was payable in quarterly installments through December 2012. Borrowings under the Credit Agreement accrued interest, at our option, at either (i) the higher of the prime rate or the federal funds rate plus 0.50%, or (ii) adjusted LIBOR, plus margins ranging from 0.40% to 1.25% and a facility fee ranging from 0.10% to 0.20%.

In May 2011, we entered into an amendment and restatement of the Credit Agreement, or the Amended Credit Agreement. The Amended Credit Agreement increases the maximum commitment on our revolving credit line to $250.0 million and extends the maturity date to May 2016. Borrowings under the revolving credit line of the Amended Credit Agreement accrue interest, at our option, at either (i) the higher of the prime rate, (ii) the federal funds rate plus 0.50%, (iii) adjusted LIBOR plus 1.00% or (iv) LIBOR, plus margins ranging from 0.80% to 1.65% and a facility fee ranging from 0.20% to 0.35%. The Amended Credit Agreement had no impact on the maturity or pricing of our existing term loan. As of March 31, 2012, the weighted average interest rate of borrowings under the term facility of the Amended Credit Agreement was approximately 2.7%.

Borrowings under the Amended Credit Agreement are secured by guarantees from certain material subsidiaries, as defined in the Amended Credit Agreement, and Bruker Energy & Supercon Technologies, Inc. The Amended Credit Agreement also requires that we maintain certain financial ratios related to maximum leverage and minimum interest coverage, as defined in the Amended Credit Agreement. Specifically, our leverage ratio cannot exceed 3.0 and our interest coverage ratio cannot be less than 3.0. In addition to the financial ratios, the Amended Credit Agreement restricts, among other things, our ability to do the following: make certain payments; incur additional debt; incur certain liens; make certain investments, including derivative agreements; merge, consolidate, sell or transfer all or substantially all of our assets; and enter into certain transactions with affiliates. Our failure to comply with any of these restrictions or covenants may result in an event of default under the applicable debt instrument, which could permit acceleration of the debt under that instrument and require us to prepay that debt before its scheduled due date. As of March 31, 2012, we were in compliance with the covenants of the Amended Credit Agreement.

At December 31, 2011, we had amounts outstanding totaling $216.5 million under the revolving loan facility.  At December 31, 2011, in accordance with ASC No. 470, we classified the amounts outstanding under the revolving loan facility as long-term because we had the ability and intent to refinance the short-term obligation on a long-term basis.  The refinancing of the revolving loan amount was completed in January 2012.  During the three months ended March 31, 2012, we repaid all amounts outstanding under the revolving loan facility.

Other revolving loans are with various financial institutions located primarily in Germany, Switzerland and France. The following is a summary of the maximum commitments and net amounts available to the Company under revolving loans as of March 31, 2012 (dollars in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Letters of Credit	Total Amount Available
Amended Credit Agreement	—	$250.0	$0.3	$249.7
Other revolving loans	—	193.6	131.6	62.0
Total revolving loans		$443.6	$131.9	$311.7

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

As of March 31, 2012, we have approximately $45.6 million of German Trade Tax net operating losses that are carried forward indefinitely and U.S. research and development tax credits of approximately $9.6 million available to offset future tax liabilities that expire through 2021. These U.S. tax credit carryforwards are subject to limitations under provisions of the Internal Revenue Code.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB amended ASC No. 220, Comprehensive Income. This amendment was issued to enhance comparability between entities that report under GAAP and International Financial Reporting Standards (“IFRS”) and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. The amendment requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two separate but consecutive statements. It eliminates the option to report other comprehensive income and its components as part of the statement of changes in shareholders’ equity. The amended provisions are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  This amendment impacts presentation and disclosure only, with full retrospective application required. The adoption of this amendment in the first quarter of 2012 did not have an impact on our consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRS (ASU No. 2011-04). The amendments in this update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. ASU No. 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within GAAP or IFRS. ASU No. 2011-04 changes the wording used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU No. 2011-04 clarifies the FASB’s intent about the application of existing fair value measurements. The amendments in this update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of the amendments in the first quarter of 2012 did not have a material effect on our consolidated financial position, results of operations or cash flows.

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

Impact of Foreign Currencies

We generate a substantial portion of our revenues in international markets, principally Germany and other countries in the European Union, Switzerland and Japan, which exposes our operations to the risk of exchange rate fluctuations. The impact of currency exchange rate movement can be positive or negative in any period. Our costs related to sales in foreign currencies are largely denominated in the same respective currencies, limiting our transaction risk exposure. However, for sales not denominated in U.S. Dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. Dollars, it will require more of the foreign currency to equal a specified amount of U.S. Dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. Dollars than we did before the rate increase went into effect. If we price our products in U.S. Dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. Dollar could result in our prices not being competitive in a market where business is transacted in the local currency. Changes in foreign currency exchange rates decreased our revenue for the three months ended March 31, 2012 by approximately 1.4% and increased our revenue for the three months ended March 31, 2011 by approximately 2.3%.

Assets and liabilities of our foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using period-end exchange rates. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a separate component of shareholders’ equity. For the three months ended March 31, 2012 and 2011, we recorded net gains from currency translation adjustments of $18.8 million and $28.1 million, respectively. Gains and losses resulting from foreign currency transactions are reported in interest and other income (expense), net in the consolidated statements of income and comprehensive income. Our foreign exchange losses, net were $3.0 million and $2.9 million for three months ended March 31, 2012 and 2011, respectively.

From time to time, we have entered into foreign currency contracts in order to minimize the volatility that fluctuations in exchange rates have on our cash flows related to purchases and sales denominated in foreign currencies. Under these arrangements, we agree to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates typically with maturities of less than twelve months. These transactions do not qualify for hedge accounting and, accordingly, the instrument is recorded at fair value with the corresponding gains and losses recorded in interest and other income (expense), net in the consolidated statements of income and comprehensive income. At March 31, 2012 and December 31, 2011, we had foreign currency contracts with notional amounts aggregating $89.7 million and $80.2 million, respectively. We will continue to evaluate our currency risks and in the future may utilize foreign currency contracts more frequently as part of a transactional hedging program.

Impact of Interest Rates

We regularly invest excess cash in short-term investments that are subject to changes in interest rates. We believe that the market risk arising from holding these financial instruments is minimal because of our policy of investing in short-term financial instruments issued by highly rated financial institutions.

Our exposure related to adverse movements in interest rates is derived primarily from outstanding floating rate debt instruments that are indexed to short-term market rates. Our objective in managing our exposure to interest rates is to decrease the volatility that changes in interest rates might have on our earnings and cash flows. To achieve this objective we have entered into an interest rate swap. A 10% increase or decrease in the average cost of our variable rate debt would not result in a material change in interest expense because we have determined that the interest rate swap is an effective hedge of the variability of cash flows of the interest payments. Under our interest rate swap arrangement we pay a fixed interest rate of approximately 3.8% and receive a variable interest rate based on three month LIBOR through December 31, 2012. The initial notional amount of this interest swap was $90.0 million and amortizes in proportion to the term debt component of our Credit Agreement. At March 31, 2012 and December 31, 2011, the outstanding notional amount of this swap was $45.0 million and $49.5 million, respectively.

Impact of Commodity Prices

We are exposed to certain commodity risks associated with prices for various raw materials. The prices of copper and certain other raw materials, particularly niobium, used to manufacture superconductors have increased significantly over the last decade. Copper and niobium tin are the main components of low temperature superconductors and continued commodity price increases for copper and niobium as well as other raw materials may negatively affect our profitability. Periodically, we enter into commodity forward purchase contracts to minimize the volatility that fluctuations in the price of copper have on our sales of these products. At March 31, 2012 and December 31, 2011, we had fixed price commodity contracts with notional amounts aggregating $4.6 million and $3.9 million, respectively. We will continue to evaluate our commodity risks and may utilize commodity forward purchase contracts more frequently in the future.

Inflation

We do not believe inflation had a material impact on our business or operating results during any of the periods presented.

ITEM 4.               CONTROLS AND PROCEDURES

We have established disclosure controls and procedures that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) by others within our organization. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2012. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the

SEC’s rules and forms.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II              OTHER INFORMATION

ITEM 1.               LEGAL PROCEEDINGS

Please see Part 1, “Item 1. Financial Information - Note 11. Commitments and Contingencies - Internal Investigation and Compliance Matters,” which is incorporated by reference into this item. Additional information about our legal proceedings can be found in Part 1, “Item 3, Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 1A.            RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.               MINE SAFETY DISCLOSURE

Not applicable.

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
101

The following materials from the Bruker Corporation Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) Notes to the Condensed Consolidated Financial Statements(2)(3)

(1)          Filed herewith.

(2)          Furnished herewith.

(3)          In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to the Quarterly Report on Form 10-Q is deemed not part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUKER CORPORATION

Date: May 9, 2012	By:	/s/ FRANK H. LAUKIEN, PH.D.
Frank H. Laukien, Ph.D.
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 9, 2012	By:	/s/ WILLIAM J. KNIGHT
William J. Knight
Chief Financial Officer
(Principal Financial Officer)