Form 10-Q
period 2012-06-30
BRUKER CORP
filed 2012-08-09
CIK 1109354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2012
Common Stock, $0.01 par value per share	166,262,837 shares

BRUKER CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2012

PART I                                                       FINANCIAL INFORMATION

ITEM 1.                                                     UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	June 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$240.3	$246.0
Accounts receivable, net	248.8	282.8
Inventories	620.3	576.2
Other current assets	102.7	89.1
Total current assets	1,212.1	1,194.1

Property, plant and equipment, net	259.1	249.0
Intangibles, net and other long-term assets	278.9	267.4
Total assets	$1,750.1	$1,710.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$77.6	$83.7
Accounts payable	77.4	72.3
Customer advances	287.3	268.6
Other current liabilities	309.6	331.2
Total current liabilities	751.9	755.8

Long-term debt	243.3	219.4
Other long-term liabilities	113.3	110.4

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock, $0.01 par value 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value 260,000,000 shares authorized, 166,283,596 and 165,892,170 shares issued and 166,262,767 and 165,871,905 shares outstanding at June 30, 2012 and December 31, 2011, respectively	1.7	1.7
Treasury stock, at cost, 20,829 and 20,265 shares at June 30, 2012 and December 31, 2011, respectively	(0.2)	(0.2)
Retained earnings	466.5	441.5
Other shareholders’ equity	170.7	178.5
Total shareholders’ equity attributable to Bruker Corporation	638.7	621.5
Noncontrolling interest in consolidated subsidiaries	2.9	3.4
Total shareholders’ equity	641.6	624.9

Total liabilities and shareholders’ equity	$1,750.1	$1,710.5

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Product revenue	$370.6	$352.1	$722.4	$664.2
Service revenue	47.2	46.8	99.3	90.4
Other revenue	2.9	2.3	4.6	3.6
Total revenue	420.7	401.2	826.3	758.2

Cost of product revenue	209.6	191.7	395.9	362.4
Cost of service revenue	22.9	25.9	51.8	50.4
Total cost of revenue	232.5	217.6	447.7	412.8
Gross profit	188.2	183.6	378.6	345.4

Operating expenses:
Selling, general and administrative	110.6	98.2	215.0	187.5
Research and development	51.9	44.3	100.1	89.0
Other charges	3.6	2.4	7.0	4.5
Total operating expenses	166.1	144.9	322.1	281.0
Operating income	22.1	38.7	56.5	64.4

Interest and other income (expense), net	(2.8)	(5.7)	(10.3)	(10.7)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	19.3	33.0	46.2	53.7
Income tax provision	9.4	10.4	21.2	19.4
Consolidated net income	9.9	22.6	25.0	34.3
Net income attributable to noncontrolling interest in consolidated subsidiaries	—	0.5	—	0.9
Net income attributable to Bruker Corporation	$9.9	$22.1	$25.0	$33.4

Net income per common share attributable to Bruker Corporation shareholders:
Basic and diluted	$0.06	$0.13	$0.15	$0.20

Weighted average common shares outstanding:
Basic	166.0	165.4	165.9	165.3
Diluted	167.1	167.3	167.0	167.0

Comprehensive income (loss) (Note 12)	$(23.5)	$54.4	$10.1	$94.2
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	0.6	0.1	1.1
Comprehensive income (loss) attributable to Bruker Corporation	$(23.5)	$53.8	$10.0	$93.1

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Consolidated net income	$25.0	$34.3
Adjustments to reconcile consolidated net income to cash flows from operating activities:
Depreciation and amortization	28.6	25.7
Amortization of deferred financing costs	0.3	0.3
Write-down of inventories to net realizable value	14.1	19.4
Stock-based compensation	3.8	3.8
Deferred income taxes	(0.4)	(4.3)
Other non-cash expense	0.8	0.7
Changes in operating assets and liabilities:
Accounts receivable	36.6	(28.4)
Inventories	(58.6)	(82.0)
Accounts payable	4.0	13.0
Customer advances	22.2	2.9
Other changes in operating assets and liabilities, net	(34.5)	(11.0)
Net cash provided by (used in) operating activities	41.9	(25.6)

Cash flows from investing activities:
Acquisitions, net of cash acquired	(21.7)	(1.3)
Purchases of property, plant and equipment	(30.4)	(33.1)
Sales of property, plant and equipment	1.7	1.9
Net cash used in investing activities	(50.4)	(32.5)

Cash flows from financing activities:
Repayments of revolving lines of credit, net	(196.5)	(0.3)
Proceeds from Note Purchase Agreement	240.0	—
Repayment of other debt, net	(26.3)	(13.7)
Payment of deferred financing costs	(1.4)	(1.2)
Proceeds from issuance of common stock, net	3.4	3.0
Changes in restricted cash	(1.1)	(1.4)
Cash payments to noncontrolling interest	(0.6)	(0.4)
Net cash provided by (used in) financing activities	17.5	(14.0)
Effect of exchange rate changes on cash and cash equivalents	(14.7)	11.5
Net change in cash and cash equivalents	(5.7)	(60.6)
Cash and cash equivalents at beginning of period	246.0	230.4
Cash and cash equivalents at end of period	$240.3	$169.8

Non-cash financing activities:
Issuance of common stock in connection with acquisition of Michrom Bioresources Inc.	$—	$2.9

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

The unaudited condensed consolidated financial statements represent the consolidated accounts of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial information presented herein does not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of the results expected for the full year or any other interim period.

Amortization of certain technology-related intangible assets totaling $0.7 million and $1.3 million for the three and six months ended June 30, 2011, respectively, were reclassified to selling, general and administrative expenses from amortization of acquisition-related intangible assets to conform to current year presentation.  This reclassification had no effect on previously reported net income or cash flows.

The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events requiring disclosure.

At June 30, 2012, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, have not changed.

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

Consideration Transferred:
Cash paid	$24.6
Cash acquired	(2.9)
Total consideration transferred	$21.7

Allocation of Consideration Transferred:
Accounts receivable	$3.2
Inventories	7.0
Other current assets	0.3
Property, plant and equipment	2.4
Intangible assets:
Existing technology	7.2
Customer relationships	6.4
Goodwill	9.9
Liabilities assumed	(14.7)
Total consideration transferred	$21.7

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

3.              Stock-Based Compensation

The Company’s primary types of share-based compensation are in the form of stock options and restricted stock. The Company recorded stock-based compensation expense as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock options	$1.6	$1.6	$3.3	$3.2
Restricted stock	0.3	0.4	0.5	0.6
Total stock-based compensation, pre-tax	$1.9	$2.0	$3.8	$3.8

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

	2012	2011
Risk-free interest rates	0.93%-1.78%	2.13% -3.12%
Expected life	6.5 years	6.5 years
Volatility	55.9%	57.2%
Expected dividend yield	0.0%	0.0%

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

Stock option activity for the six months ended June 30, 2012 was as follows:

	Shares Subject to Options	Weighted Average Option Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value (in millions) (b)
Outstanding at December 31, 2011	5,096,253	$10.64
Granted	153,500	14.32
Exercised	(391,426)	8.70		$2.7
Forfeited	(170,543)	11.90
Outstanding at June 30, 2012	4,687,784	$10.88	6.1	$13.1

Vested at June 30, 2012	2,737,248	$9.33	4.9	$11.2

Vested and expected to vest at June 30, 2012 (a)	4,531,191	$10.82	6.1	$12.9

(a)         In addition to the options that are vested at June 30, 2012, the Company expects a portion of the unvested options to vest in the future. Options expected to vest in the future are determined by applying an estimated forfeiture rate to the options that are unvested as of June 30, 2012.

(b)         The aggregate intrinsic value is based on the positive difference between the fair value of the Company’s common stock price of $13.31 on June 30, 2012, or the date of exercises, as appropriate, and the exercise price of the underlying stock options.

Restricted stock activity for the six months ended June 30, 2012 was as follows:

	Shares Subject to Restriction	Average Grant Date Fair Value
Outstanding at December 31, 2011	236,232	$17.76
Vested	(55,574)	16.37
Outstanding at June 30, 2012	180,658	$18.18

At June 30, 2012, the Company expects to recognize pre-tax stock-based compensation expense of $11.4 million associated with outstanding stock option awards granted under the Company’s stock plans over the weighted average remaining service period of 1.9 years. In addition, the Company expects to recognize pre-tax stock-based compensation expense of $2.7 million associated with outstanding restricted stock awards granted under the Company’s stock plans over the weighted average remaining service period of 2.8 years.

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

There has been no activity in the BEST Plan during the three and six months ended June 30, 2012. At June 30, 2012, there were 800,000 options outstanding under the BEST Plan. The Company expects to recognize pre-tax stock-based compensation expense of $1.0 million associated with outstanding stock option awards granted under the BEST Plan over the weighted average remaining service period of 1.8 years.

4.              Earnings Per Share

Net income per common share attributable to Bruker Corporation is calculated by dividing net income attributable to Bruker Corporation by the weighted average shares outstanding during the period. The diluted net income per share computation includes the effect of shares which would be issuable upon the exercise of outstanding stock options and the vesting of restricted stock based on the treasury stock method.

The following table sets forth the computation of basic and diluted average shares outstanding (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income attributable to Bruker Corporation, as reported	$9.9	$22.1	$25.0	$33.4

Weighted average shares outstanding:
Weighted average shares outstanding-basic	166.0	165.4	165.9	165.3
Effect of dilutive securities:
Stock options and restricted stock	1.1	1.9	1.1	1.7
	167.1	167.3	167.0	167.0

Net income per common share attributable to Bruker Corporation shareholders:
Basic and diluted	$0.06	$0.13	$0.15	$0.20

Stock options to purchase approximately 0.7 million shares and 0.1 million shares were excluded from the computation of diluted earnings per share in the three months ended June 30, 2012 and 2011, respectively, and approximately 0.2 million shares and 0.1 million shares were excluded from the computation of diluted earnings per share in the six months ended June 30, 2012 and 2011, respectively, as their effect would have been anti-dilutive.

5.              Fair Value of Financial Instruments

The Company applies the following hierarchy to determine the fair value of financial instruments, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. The levels in the hierarchy are defined as follows:

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

The following table sets forth the Company’s financial instruments that are measured at fair value on a recurring basis and presents them within the fair value hierarchy using the lowest level of input that is significant to the fair value measurement at June 30, 2012 (in millions):

	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$8.2	$8.2	$—	$—
Restricted cash	3.3	3.3	—	—
Embedded derivatives in purchase and delivery contracts	1.4	—	1.4	—
Long-term restricted cash	3.8	3.8	—	—
Total assets recorded at fair value	$16.7	$15.3	$1.4	$—

Liabilities:
Interest rate swap contract	$0.5	$—	$0.5	$—
Foreign exchange contracts	2.4	—	2.4	—
Embedded derivatives in purchase and delivery contracts	0.3	—	0.3	—
Fixed price commodity contracts	0.4	—	0.4	—
Total liabilities recorded at fair value	$3.6	$—	$3.6	$—

The Company’s financial instruments consist primarily of cash equivalents, restricted cash, derivative instruments consisting of forward foreign exchange contracts, commodity contracts, derivatives embedded in certain purchase and delivery contracts, an interest rate swap, accounts receivable, short-term borrowings, accounts payable and long-term debt. The carrying amounts of the Company’s cash equivalents, restricted cash, accounts receivable, short-term borrowings and accounts payable approximate their fair value due to their short-term nature. Derivative assets and liabilities are measured at fair value on a recurring basis. The Company’s long-term debt consists principally of a private placement arrangement with various fixed interest rates based on the maturity date.  The fair value of the long-term fixed interest rate debt, which has been classified as Level 2, was $253 million at June 30, 2012 based on market and observable sources with similar maturity dates.

Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities, and did not elect the fair value option for any financial assets or liabilities which originated during the three or six months ended June 30, 2012.

6.              Inventories

Inventories consisted of the following (in millions):

	June 30,	December 31,
	2012	2011
Raw materials	$186.7	$175.5
Work-in-process	202.0	169.4
Finished goods	170.9	175.3
Demonstration units	60.7	56.0
Inventories	$620.3	$576.2

Finished goods include in-transit systems that have been shipped to the Company’s customers, but not yet installed and accepted by the customer. As of June 30, 2012 and December 31, 2011, inventory-in-transit was $92.4 million and $116.8 million, respectively.

The Company reduces the carrying value of its demonstration inventories for differences between its cost and estimated net realizable value through a charge to cost of product revenue that is based on a number of factors, including the age of the unit, the physical condition of the unit and an assessment of technological obsolescence. Amounts recorded in cost of product revenue related to the write-down of demonstration units to net realizable value were $7.3 million and $7.1 million for the three months ended June 30, 2012 and 2011, respectively, and $14.1 million and $13.6 million for the six months ended June 30, 2012 and 2011, respectively.

7.              Goodwill and Other Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for the six months ended June 30, 2012 (in millions):

Balance at December 31, 2011	$100.2
Goodwill acquired during the period	9.9
Measurement period adjustments	0.6
Foreign currency impact	(0.9)
Balance at June 30, 2012	$109.8

Goodwill is not amortized, instead, goodwill is tested for impairment on a reporting unit basis annually, or on an interim basis when events or changes in circumstances warrant. The Company performed its annual test for impairment as of December 31, 2011 and determined that goodwill and other intangible assets were not impaired at that time. The Company did not identify any indicators of impairment during the six month period ended June 30, 2012 that would warrant an interim test.

The following is a summary of other intangible assets subject to amortization (in millions):

	June 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology and related patents	$150.3	$(39.0)	$111.3	$141.4	$(29.9)	$111.5
Customer relationships	27.9	(6.5)	21.4	22.0	(5.1)	16.9
Trade names	0.2	(0.2)	—	0.2	(0.2)	—
Intangible assets subject to amortization	178.4	(45.7)	132.7	163.6	(35.2)	128.4
In-process research and development	5.8	—	5.8	8.0	—	8.0
Intangible assets	$184.2	$(45.7)	$138.5	$171.6	$(35.2)	$136.4

For the three months ended June 30, 2012 and 2011, the Company recorded amortization expense of $5.6 million and $4.2 million, respectively, related to intangible assets subject to amortization. For the six months ended June 30, 2012 and 2011, the Company recorded amortization expense of $10.7 million and $8.1 million, respectively, related to intangible assets subject to amortization.

8.              Debt

The Company’s debt obligations consisted of the following (in millions):

	June 30,	December 31,
	2012	2011
US Dollar term loan under the Amended Credit Agreement	$56.3	$82.5
US Dollar revolving loan under the Amended Credit Agreement	20.0	216.5
US Dollar notes under the Note Purchase Agreement	240.0	—
Capital lease obligations and other loans	4.6	4.1
Total debt	320.9	303.1
Current portion of long-term debt	(77.6)	(83.7)
Total long-term debt, less current portion	$243.3	$219.4

In February 2008, the Company entered into a credit agreement (the “Credit Agreement”), with a syndicate of lenders that provided for a revolving credit line with a maximum commitment of $230 million and a term loan facility of $150 million. The outstanding principal under the term loan is payable in quarterly installments through December 2012. As of June 30, 2012, amounts outstanding under the term loan were $56.3 million.  Borrowings under the Credit Agreement accrue interest, at the Company’s option, at either (i) the higher of the prime rate or the federal funds rate plus 0.50%, or (ii) adjusted LIBOR, plus margins ranging from 0.40% to 1.25% and a facility fee ranging from 0.10% to 0.20%.

In May 2011, the Company entered into an amendment to and restatement of the Credit Agreement, referred to as the Amended Credit Agreement. The Company accounted for the amendment as a modification under ASC No. 470, Debt (“ASC No. 470”). The Amended Credit Agreement increases the maximum commitment on the Company’s revolving credit line to $250 million and extends the maturity date to May 2016. Borrowings under the revolving credit line of the Amended Credit Agreement accrue interest, at the Company’s option, at either (a) the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) adjusted LIBOR plus 1.00% or (b) LIBOR, plus margins ranging from 0.80% to 1.65%. There is also a facility fee ranging from 0.20% to 0.35%. The Amended Credit Agreement had no impact on the maturity or pricing of the Company’s existing term loan. As of June 30, 2012, the weighted average interest rate of borrowings under the term facility of the Amended Credit Agreement was approximately 2.7%.

Borrowings under the Amended Credit Agreement are secured by guarantees from certain material subsidiaries and Bruker Energy & Supercon Technologies, Inc. The Amended Credit Agreement also requires the Company to maintain certain financial ratios related to maximum leverage and minimum interest coverage. Specifically, the Company’s leverage ratio cannot exceed 3.0 and the Company’s interest coverage ratio cannot be less than 3.0. In addition to the financial ratios, the Amended Credit Agreement restricts, among other things, the Company’s ability to do the following: make certain payments; incur additional debt; incur certain liens; make certain investments, including derivative agreements; merge, consolidate, sell or transfer all or substantially all of its assets; and enter into certain transactions with affiliates. Failure to comply with any of these restrictions or covenants may result in an event of default under the applicable debt instrument, which could permit acceleration of the debt under that instrument and require the Company to prepay that debt before its scheduled due date.

The following is a summary of the maximum commitments and net amounts available to the Company under revolving loans as of June 30, 2012 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
Amended Credit Agreement	1.5%	$250.0	$20.0	$0.5	$229.5
Other revolving loans	—	180.9	—	123.1	57.8
Total revolving loans		$430.9	$20.0	$123.6	$287.3

Other revolving loans are with various financial institutions located primarily in Germany, Switzerland and France. The Company’s other revolving lines of credit are typically due upon demand with interest payable monthly. Certain of these lines of credit are unsecured, while others are secured by the accounts receivable and inventory of the related subsidiary.

In January 2012, the Company entered into a note purchase agreement (the “Note Purchase Agreement”) with a group of accredited institutional investors. Pursuant to the Note Purchase Agreement, the Company issued and sold $240 million of senior notes, referred to as the Senior Notes. The Senior Notes issued by the Company in the private placement consist of the following:

• $20 million 3.16% Series 2012A Senior Notes, Tranche A, due January 18, 2017;

• $15 million 3.74% Series 2012A Senior Notes, Tranche B, due January 18, 2019;

• $105 million 4.31% Series 2012A Senior Notes, Tranche C, due January 18, 2022; and

• $100 million 4.46% Series 2012A Senior Notes, Tranche D, due January 18, 2024.

Under the terms of the Note Purchase Agreement, the Company may issue and sell additional senior notes up to an aggregate principal amount of $600 million, subject to certain conditions.  Interest on the Senior Notes is payable semi-annually on January 18 and July 18 of each year, commencing July 18, 2012. The Senior Notes are unsecured obligations of the Company and are fully and unconditionally guaranteed by certain of the Company’s direct and indirect subsidiaries. The Senior Notes rank pari passu in right of repayment with the Company’s other senior unsecured indebtedness.  The Company may prepay some or all of the Senior Notes at any time in an amount not less than 10% of the original aggregate principal amount of the Senior Notes to be prepaid, at a price equal to the sum of (a) 100% of the principal amount thereof, plus accrued and unpaid interest, and (b) the applicable make-whole amount, upon not less than 30 and no more than 60 days’ written notice to the holders of the Senior Notes. In the event of a change in control of the Company, the Company may be required to prepay the Senior Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest.

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

As of June 30, 2012, the Company was in compliance with the covenants of the Amended Credit Agreement and the Note Purchase Agreement.

9.              Derivative Instruments and Hedging Activities

Interest Rate Risks

The Company’s exposure to interest rate risk relates primarily to outstanding variable rate debt and adverse movements in the related short-term market rates. The most significant component of the Company’s interest rate risk relates to amounts outstanding under the Amended Credit Agreement. In April 2008, the Company entered into an interest rate swap arrangement to manage its exposure to interest rate movements and the related effect on its variable rate debt. Under this interest rate swap arrangement, the Company will pay a fixed rate of approximately 3.8% and receive a variable rate based on three month LIBOR. The initial notional amount of this interest rate swap was $90.0 million and it amortizes in proportion to the term debt component of the Amended Credit Agreement through December 2012. At June 30, 2012 and December 31, 2011, the notional amount of this interest rate swap was $33.8 million and $49.5 million, respectively. The Company concluded that this swap met the criteria to qualify as an effective hedge of the variability of cash flows of the interest payments, and accounts for the interest rate swap as a cash flow hedge. Accordingly, the Company reflects changes in the fair value of the effective portion of this interest rate swap in accumulated other comprehensive income, a separate component of shareholders’ equity. Amounts recorded in accumulated other comprehensive income are reclassified to interest and other income (expense), net in the condensed consolidated statement of income and comprehensive income when either the forecasted transaction occurs or it becomes probable that the forecasted transaction will not occur.

Foreign Exchange Rate Risk Management

The Company generates a substantial portion of its revenues and expenses in international markets, principally Germany and other countries in the European Union, Switzerland and Japan, which subjects its operations to risks arising from exchange rate fluctuations. The impact of currency exchange rate movements can be positive or negative in any period. The Company periodically enters into foreign currency contracts in order to minimize the volatility that fluctuations in exchange rates have on its cash flows.  Under these arrangements, the Company typically agrees to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates with maturities of less than twelve months. These transactions do not qualify for hedge accounting and, accordingly, the contracts are recorded at fair value with the corresponding gains and losses recorded to interest and other income (expense), net in the condensed consolidated statements of income and comprehensive income. The Company had the following notional amounts outstanding under foreign currency contracts (in millions):

Buy	Notional Amount in Buy Currency	Sell	Maturity	Notional Amount in U.S. Dollars	Fair Value of Assets	Fair Value of Liabilities
June 30, 2012:
Euro	0.7	Australian Dollars	September 2012 to November 2012	$0.9	$—	$—
Euro	27.5	U.S. Dollars	July 2012 to July 2013	36.0	—	1.2
Japanese Yen	13.7	Euro	July 2012	0.2	—	—
Swiss Francs	31.2	U.S. Dollars	July 2012	34.1		1.1
U.S. Dollars	0.7	Mexican Pesos	September 2012 to November 2012	0.8	—	0.1
				$72.0	$—	$2.4

December 31, 2011:
Euro	1.5	Australian Dollars	January 2012	$2.1	$—	$0.1
Euro	35.0	U.S. Dollars	January 2012 to October 2012	48.2	—	2.9
Swiss Francs	24.5	U.S. Dollars	January 2012	27.4	—	1.2
U.S. Dollars	2.5	Mexican Pesos	January 2012 to November 2012	2.5	—	—
				$80.2	$—	$4.2

In addition, the Company periodically enters into purchase and sales contracts denominated in currencies other than the functional currency of the parties to the transaction. The Company accounts for these transactions separately valuing the “embedded derivative” component of these contracts. Contracts denominated in currencies other than the functional currency of the transacting parties amounted to $46.8 million for the delivery of products and $8.0 million for the purchase of products at June 30, 2012 and $34.8 million for the delivery of products and $4.9 million for the purchase of products at December 31, 2011. The changes in the fair value of these embedded derivatives are recorded as foreign currency exchange gains/losses in interest and other income (expense), net in the condensed consolidated statements of income and comprehensive income.

Commodity Price Risk Management

The Company has an arrangement with a customer under which it has a firm commitment to deliver copper based superconductors at a fixed price. In order to minimize the volatility that fluctuations in the price of copper have on the Company’s sales of these superconductors, the Company enters into commodity hedge contracts. At June 30, 2012 and December 31, 2011, the Company had fixed price commodity contracts with notional amounts aggregating $5.4 million and $3.9 million, respectively. These transactions do not qualify for hedge accounting and, accordingly, the contracts are recorded at fair value with the corresponding gains and losses recorded to interest and other income (expense), net in the condensed consolidated statements of income and comprehensive income.

The fair value of the derivative instruments described above are recorded in the consolidated balance sheets for the periods as follows (in millions):

		June 30,	December 31,
	Balance Sheet Location	2012	2011
Derivative assets:
Embedded derivatives in purchase and delivery contracts	Other current assets	$1.4	$0.6
Fixed price commodity contracts	Other current assets	—	0.5

Derivative liabilities:
Interest rate swap contract	Other current liabilities	$0.5	$1.1
Foreign exchange contracts	Other current liabilities	2.4	4.2
Embedded derivatives in purchase and delivery contracts	Other current liabilities	0.3	0.4
Fixed price commodity contracts	Other current liabilities	0.4	0.5

The losses recognized in other comprehensive income related to the effective portion of the interest rate swap designated as a hedging instrument are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest rate swap contract	$—	$(0.2)	$(0.2)	$(0.3)

The losses related to the effective portion of the interest rate swap designated as a hedging instrument that were reclassified from other comprehensive income and recognized in net income are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest rate swap contract	$(0.5)	$(0.5)	$(0.9)	$(1.0)

The Company expects $0.5 million of accumulated losses to be reclassified into earnings over the next twelve months.

The Company did not recognize any amounts related to ineffectiveness in the results of operations for the three and six months ended June 30, 2012 and 2011.

The impact on net income of changes in the fair value of derivative instruments not designated as hedging instruments are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Foreign exchange contracts	$(5.2)	$(0.1)	$2.0	$(0.2)
Embedded derivatives	1.4	(0.2)	0.9	0.5
Income (expense), net	$(3.8)	$(0.3)	$2.9	$0.3

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

The income tax provision for the three months ended June 30, 2012 and 2011 was $9.4 million and $10.4 million, respectively, representing effective tax rates of 48.7% and 31.5%, respectively. The income tax provision for the six months ended June 30, 2012 and 2011 was $21.2 million and $19.4 million, respectively, representing effective tax rates of 45.9% and 36.1%, respectively.

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

The Company has unrecognized tax benefits of approximately $35.6 million as of June 30, 2012, of which $28.3 million, if recognized, would result in a reduction of the Company’s effective tax rate. The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes. As of June 30, 2012 and December 31, 2011, approximately $5.8 million and $5.6 million, respectively, of accrued interest and penalties related to uncertain tax positions was included in other current liabilities on the unaudited condensed consolidated balance sheets. Penalties and interest related to unrecognized tax benefits in the provision for income taxes of $0.1 million and $0.2 million were recorded during the three months ended June 30, 2012 and 2011, respectively, and $0.2 million and $0.4 million were recorded during the six months ended June 30, 2012 and 2011, respectively.

The Company files returns in many foreign and state jurisdictions with varying statutes of limitations and considers Germany, the United States and Switzerland to be its significant tax jurisdictions. The tax years 2003 to 2011 are open tax years in these major taxing jurisdictions. One of the Company’s Swiss entities is currently being audited for the tax years 2003-2006 and the audit is expected to be completed in the third quarter of 2012. In addition, all of the Company’s significant German subsidiaries are under tax audit for the years 2003-2008 and these audits are expected to be completed in the second half of 2012.

11.       Commitments and Contingencies

Legal

Lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. The Company believes the outcome of these proceedings, individually and in the aggregate, will not have a material impact on the Company’s financial position or results of operations. As of June 30, 2012 and December 31, 2011, no accruals have been recorded for such potential contingencies.

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

The FCPA and related statutes and regulations provide for potential monetary penalties as well as criminal and civil sanctions in connection with FCPA violations. It is possible that monetary penalties and other sanctions could be assessed by the Federal government in connection with these matters. Additionally, to the extent any payments are determined to be illegal by local government authorities, civil or criminal penalties may be assessed by such authorities and the Company’s ability to conduct business in that jurisdiction may be negatively impacted. At this time, the Company cannot predict the extent to which the SEC, the DOJ, the ICAC or any other governmental authorities will pursue administrative, civil injunctive or criminal proceedings, the imposition of fines or penalties or other remedies or sanctions. Given the current status of the inquiries from these agencies, the Company cannot reasonably estimate the possible loss or range of possible loss that may result from any proceedings that may be commenced by the SEC, the DOJ, the ICAC or any other governmental authorities. Accordingly, no provision with respect to such matters has been recorded in the accompanying condensed consolidated financial statements. Any adverse findings or other negative outcomes from any such proceedings could have a material impact on the Company’s consolidated financial statements in future periods.

Letters of Credit and Guarantees

At June 30, 2012 and December 31, 2011, the Company had bank guarantees of $123.6 million and $115.4 million, respectively, for its customer advances. These arrangements guarantee the refund of advance payments received from customers in the event merchandise is not delivered in compliance with the terms of the contract. Certain of these guarantees affect the availability of the Company’s lines of credit.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Consolidated net income	$9.9	$22.6	$25.0	$34.3
Foreign currency translation adjustments	(34.7)	33.2	(15.9)	61.3
Unrealized losses on interest rate swap:
Unrealized holding losses arising during the period	—	(0.2)	(0.2)	(0.3)
Less reclassification adjustments for settlements included in the determination of net income	0.4	0.5	0.9	1.0
Pension liability adjustments	0.9	(1.7)	0.3	(2.1)
Net comprehensive income (loss)	(23.5)	54.4	10.1	94.2
Less: Comprehensive income (loss) attributable to noncontrolling interests	—	0.6	0.1	1.1
Comprehensive income (loss) attributable to Bruker Corporation	$(23.5)	$53.8	$10.0	$93.1

13.       Noncontrolling Interests

Noncontrolling interests represent the minority shareholders’ proportionate share of the Company’s majority owned subsidiaries. The following table sets forth the changes in noncontrolling interests (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Balance at beginning of period	$3.5	$3.2	$3.4	$2.7
Net income	—	0.5	—	0.9
Foreign currency translation adjustments	—	0.1	0.1	0.2
Cash payments to noncontrolling interests	(0.6)	(0.4)	(0.6)	(0.4)
Balance at end of period	$2.9	$3.4	$2.9	$3.4

14.  Other Charges

The components of other charges were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Professional fees incurred in connection with internal investigation	$2.2	$1.2	$4.7	$1.2
Factory relocation costs	0.6	—	1.1	—
Acquisition-related charges	0.8	—	1.2	0.6
Transition-related charges incurred in connection with acquired businesses	—	1.2	—	2.7
	$3.6	$2.4	$7.0	$4.5

15.  Interest and Other Income (Expense), Net

The components of interest and other income (expense), net, were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest income	$0.1	$0.2	$0.3	$0.4
Interest expense	(3.6)	(1.6)	(7.1)	(3.1)
Exchange gains (losses) on foreign currency transactions	0.7	(3.8)	(2.3)	(6.7)
Other	—	(0.5)	(1.2)	(1.3)
Interest and other income (expense), net	$(2.8)	$(5.7)	$(10.3)	$(10.7)

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

Management evaluates segment operating performance and allocates resources based on operating income (loss). The

Company uses this measure because it helps provide an understanding of its core operating results. Selected business segment information is presented below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Scientific Instruments	$397.0	$377.9	$775.1	$713.7
Energy & Supercon Technologies	26.0	28.1	56.0	52.1
Eliminations (a)	(2.3)	(4.8)	(4.8)	(7.6)
Total revenue	$420.7	$401.2	$826.3	$758.2

Operating Income (Loss):
Scientific Instruments	$23.2	$38.3	$58.3	$66.0
Energy & Supercon Technologies	(0.7)	0.4	(1.0)	(0.3)
Corporate, eliminations and other (b)	(0.4)	—	(0.8)	(1.3)
Total operating income	22.1	38.7	56.5	64.4
Interest and other income (expense), net	(2.8)	(5.7)	(10.3)	(10.7)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	$19.3	$33.0	$46.2	$53.7

(a)   Represents product and service revenue between reportable segments.

(b)   Represents corporate costs and eliminations not allocated to the reportable segments.

Total assets by segment are as follows (in millions):

	June 30,	December 31,
	2012	2011
Assets:
Scientific Instruments	$1,692.1	$1,675.0
Energy & Supercon Technologies	119.2	104.4
Eliminations and other (a)	(61.2)	(68.9)
Total assets	$1,750.1	$1,710.5

(a) Assets not allocated to the reportable segments and eliminations of intercompany transactions.

17.       Recent Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This update is intended to simplify the guidance for impairment testing of indefinite-lived intangible assets as it provides entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary.  The amended provisions are effective for fiscal years beginning after September 15, 2012. However early adoption is permitted.  This update impacts testing steps only and, therefore, adoption will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRS (ASU No. 2011-04). The amendments in this update apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. ASU No. 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within GAAP or IFRS. ASU No. 2011-04 changes the wording used to describe many requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU No. 2011-04 clarifies the FASB’s intent about the application of existing fair value measurements. The amendments in this update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of the amendments in the first quarter of 2012 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Although our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), we believe describing income and expenses, excluding the effect of foreign exchange and our recent acquisitions, as well as certain other charges, provides meaningful supplemental information regarding our performance. We believe that this supplemental information is useful in assessing our operating performance and trends, as the excluded items are not indicative of our core business operating results. These non-GAAP financial measures are not in accordance with, nor are they a substitute for, the comparable GAAP financial measures and are intended to supplement our financial results that are prepared in accordance with GAAP. We also use these non-GAAP financial measures for financial and operational decision making and as a means to help evaluate period-to-period comparisons.

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

•                  Results of operations. This section provides our analysis of the significant line items on our unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011.

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

Financial Overview

For the three months ended June 30, 2012, our revenue increased by $19.5 million, or 4.9%, to $420.7 million, compared to $401.2 million for the comparable period in 2011. Included in this change in revenue is a decrease of approximately $28.7 million from the impact of foreign exchange due to the strengthening of the U.S. Dollar versus the Euro and other foreign currencies and an increase of approximately $6.3 million attributable to our recent acquisitions. Excluding the effect of foreign exchange and our recent acquisitions, revenue increased by $41.9 million, or 10.4%. The increase in revenue on an adjusted basis is attributable to both the Scientific Instruments segment, which increased by $38.4 million, or 10.2%, and the Energy & Supercon Technologies segment, which increased by $0.9 million, or 3.2%. Revenue in the Scientific Instruments segment reflects an increase in sales from many of our core technologies, particularly nuclear magnetic resonance products, mass spectrometry and X-ray. Revenues in the Energy & Supercon Technologies segment increased due to higher demand for low temperature superconducting wire.

For the six months ended June 30, 2012, our revenue increased by $68.1 million, or 9.0%, to $826.3 million, compared to $758.2 million for the comparable period in 2011. Included in this change in revenue is a decrease of approximately $33.5 million from the impact of foreign exchange due to the strengthening of the U.S. Dollar versus the Euro and other foreign currencies and an increase of approximately $10.8 million attributable to our recent acquisitions. Excluding the effect of foreign exchange and our recent acquisitions, revenue increased by $90.8 million, or 12.0%. The increase in revenue on an adjusted basis is attributable to both the Scientific Instruments segment, which increased by $79.8 million, or 11.2%, and the Energy & Supercon Technologies segment, which increased by $8.2 million, or 15.7%. Revenue in the Scientific Instruments segment reflects an increase in sales from many of our core technologies, particularly nuclear magnetic resonance products, mass spectrometry and X-ray. Revenues in the Energy & Supercon Technologies segment increased due to higher demand for low temperature superconducting wire.

The mix of products sold in the Scientific Instruments segment during the first six months of 2012 reflects increased demand from academic, government and industrial customers. We attribute the increase in sales to academic and government customers to increased spending from these customers and to new product introductions. The improvement in revenues from our industrial customers reflects continued growth in these end markets and our new product introductions.

Though we recognized increased revenue in 2012 on both a quarter-over-quarter and year-over-year basis, during the latter part of the second quarter we began to see a softening in demand, particularly in Europe.  We also noted a weakening in global industrial and applied markets and a sequential slow-down in the semiconductor and data storage metrology markets.  We are uncertain whether the recent market conditions will continue or how our revenue derived from those market segments may be affected.

Gross profit for the three months ended June 30, 2012 was $188.2 million compared to $183.6 million for the three months ended June 30, 2011. Our gross profit margin for the three months ended June 30, 2012 was 44.7%, compared with 45.8% for the three months ended June 30, 2011. Excluding the effects of acquisition-related inventory and fixed asset charges, amortization of acquisition-related intangible assets and restructuring charges totaling, in the aggregate, $6.4 million and $8.5 million for the three months ended June 30, 2012 and 2011, respectively, gross profit margins decreased to 46.3% for the three months ended June 30, 2012 compared with 47.9% for the three months ended June 30, 2011. Gross profit for the six months ended June 30, 2012 was $378.6 million compared to $345.4 million for the six months ended June 30, 2011. Our gross profit margin for the six months ended June 30, 2012 was 45.8%, compared with 45.6% for the three months ended June 30, 2011. Excluding the effects of inventory and fixed asset charges, amortization of acquisition-related intangible assets and restructuring charges totaling, in the aggregate, $11.4 million and $15.9 million for the six months ended June 30, 2012 and 2011, respectively, gross profit margins decreased to 47.2% for the six months ended June 30, 2012 compared with 47.7% for the six months ended June 30, 2011. Gross profit margins in the three and six months ended June 30, 2012 decreased due to increasing pricing pressure in certain markets, changes in the mix of products sold, and the chemical analysis business contributing lower gross profit margins due to higher production costs. This was partially offset by higher revenues described above, and sales of our newly introduced products, which carry higher gross margins than our previous generations of products.

Selling, general and administrative expenses and research and development expenses increased to $162.5 million, or 38.6% of revenue, in the three months ended June 30, 2012 from $142.5 million, or 35.5% of revenue, for the three months ended June 30, 2011. Selling, general and administrative expenses and research and development expenses increased to

$315.1 million, or 38.1% of revenue, in the six months ended June 30, 2012 from $276.5 million, or 36.5% of revenue, for the six months ended June 30, 2011. The increase in selling, general and administrative expenses and research and development expenses in 2012 is attributable to increases in headcount from our recent acquisitions and increases in headcount to support planned revenue growth in our existing businesses. We also incurred higher commission expenses as a result of increases in new orders and revenues.

Income from operations for the three months ended June 30, 2012 was $22.1 million, resulting in an operating margin of 5.3%, compared to income from operations of $38.7 million, resulting in an operating margin of 9.6%, for the comparable period in 2011. Income from operations for the six months ended June 30, 2012 was $56.5 million, resulting in an operating margin of 6.8%, compared to income from operations of $64.4 million, resulting in an operating margin of 8.5%, for the comparable period in 2011. Included in income from operations are various charges for inventory write-downs, amortization of acquisition-related intangible assets and other acquisition-related costs, legal and other professional service fees related to our internal FCPA investigation, and restructuring and relocation costs totaling, in the aggregate, $10.9 million and $11.6 million for the three months ended June 30, 2012 and 2011, respectively, and $20.1 million and $21.7 million for the six months ended June 30, 2012 and June 30, 2011, respectively. Excluding these charges, operating margins were 7.8% and 12.5% for the three months ended June 30, 2012, respectively, and 9.3% and 11.4% for the six months ended June 30, 2012, respectively. Operating margins decreased due in part to increasing pricing pressure in certain markets and changes in the mix of products sold, resulting in lower gross profits as well as higher operating expenses.

Our effective tax rate for the three months ended June 30, 2012 was 48.7% compared to 31.5% for the comparable period in 2011.  Our effective tax rate for the six months ended June 30, 2012 was 45.9% compared to 36.1% for the comparable period in 2011. The increase in the effective tax rate is primarily due to an increase in unbenefitted losses in certain jurisdictions.

Our net income attributable to the shareholders of Bruker Corporation for the three months ended June 30, 2012 was $9.9 million, or $0.06 per diluted share, compared to $22.1 million, or $0.13 per diluted share, for the comparable period in 2011. Our net income attributable to the shareholders of Bruker Corporation for the six months ended June 30, 2012 was $25.0 million, or $0.15 per diluted share, compared to $33.4 million, or $0.20 per diluted share, for the comparable period in 2011. The decrease for the three and six months ended June 30, 2012 was due to increases in operating expenses, including higher spending on non-recurring items.  In addition, the decrease for the three months ended June 30, 2012 was partially attributable to a reduction of gross margins as discussed above.

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

Revenue recognition. We recognize revenue from system sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, title and risk of loss has been transferred to the customer and collectability of the resulting receivable is reasonably assured. Title and risk of loss is generally transferred upon customer acceptance for a system that has been delivered to the customer. When products are sold through an independent distributor or a strategic distribution partner who assumes responsibility for installation, we recognize the system sale when the product has been shipped and title and risk of loss have been transferred to the distributor. Our distributors do not have price protection rights or rights of return; however, our products are typically warranted to be free from defect for a period of one year. Revenue is deferred until cash is received when collectability is not reasonably assured or when the price is not fixed and determinable, such as when a significant portion of the fee is due over one year after delivery, installation and acceptance of a system. For arrangements with multiple elements, we allocate revenue to each element based on their relative selling prices. The relative selling price of each element is based on our vendor specific objective evidence, if available. If vendor specific objective evidence is not available, we use evidence from third-parties or, when third-party evidence is not available, we use management’s best estimate of the selling price. Typically, we cannot ascertain third-party evidence of selling price. When products and services offered do not qualify as separate units of accounting, we recognize revenue upon customer acceptance for a system that has been shipped, installed, and for which the customer has been trained. As a result, the timing of customer acceptance or readiness could cause reported revenues to differ materially from expectations. Revenue from accessories and parts is recognized upon shipment and service revenue is recognized as the services are performed. We also have contracts for which we apply the percentage-of-completion model of revenue recognition. Application of the percentage-of-completion method requires us to make reasonable estimates of the extent of progress toward completion of the contract and the total costs we will incur under the contract. Changes in our estimates could affect the timing of revenue recognition.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2012 compared to the Three Months Ended June 30, 2011

Consolidated Results

The following table presents our results for the three months ended June 30, 2012 and 2011 (dollars in millions, except per share data):

	Three Months Ended June 30,
	2012	2011
Product revenue	$370.6	$352.1
Service revenue	47.2	46.8
Other revenue	2.9	2.3
Total revenue	420.7	401.2

Cost of product revenue	209.6	191.7
Cost of service revenue	22.9	25.9
Total cost of revenue	232.5	217.6
Gross profit	188.2	183.6

Operating expenses:
Selling, general and administrative	110.6	98.2
Research and development	51.9	44.3
Other charges	3.6	2.4
Total operating expenses	166.1	144.9
Operating income	22.1	38.7

Interest and other income (expense), net	(2.8)	(5.7)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	19.3	33.0
Income tax provision	9.4	10.4
Consolidated net income	9.9	22.6
Net income attributable to noncontrolling interest in consolidated subsidiaries	—	0.5
Net income attributable to Bruker Corporation	$9.9	$22.1

Net income per common share attributable to Bruker Corporation shareholders:
Basic and diluted	$0.06	$0.13

Weighted average common shares outstanding:
Basic	166.0	165.4
Diluted	167.1	167.3

Revenue

For the three months ended June 30, 2012, our revenue increased by $19.5 million, or 4.9%, to $420.7 million, compared to $401.2 million for the comparable period in 2011. Included in this change in revenue is a decrease of approximately $28.7 million from the impact of foreign exchange due to the strengthening of the U.S. Dollar versus the Euro and other foreign currencies and an increase of approximately $6.3 million attributable to our recent acquisitions. Excluding the effect of foreign exchange and our recent acquisitions, revenue increased by $41.9 million, or 10.4%. The increase in revenue on an adjusted basis is attributable to both the Scientific Instruments segment, which increased by $38.4 million, or 10.2%, and the Energy & Supercon Technologies segment, which increased by $0.9 million, or 3.2%. Revenue in the Scientific Instruments segment reflects an increase in sales from many of our core technologies, particularly nuclear magnetic resonance products, X-ray and mass spectrometry. Revenues in the Energy & Supercon Technologies segment increased due to higher demand for low temperature superconducting wire.

Cost of Revenue

Our cost of product and service revenue for the three months ended June 30, 2012 was $232.5 million, resulting in a gross profit margin of 44.7%, compared to cost of product and service revenue of $217.6 million, resulting in a gross profit margin of 45.8%, for the comparable period in 2011. The increase in cost of revenue is primarily a function of the higher revenues described above. Our cost of revenue for the three months ended June 30, 2012 includes charges of $6.4 million representing the difference between the fair value and the cost of inventories acquired in business combinations and sold during the period, amortization of acquisition-related intangible assets, acquisition-related fixed asset charges and restructuring charges. Our cost of revenue for the three months ended June 30, 2011 includes charges of $8.5 million, representing inventory allowances for the rework of certain specialty magnets that did not meet customer specifications, amortization of acquisition-related intangible assets and other acquisition-related charges. Excluding these charges, our gross profit margin for the three months ended June 30, 2012 and 2011 was 46.3% and 47.9%, respectively. Lower gross profit margins, on an adjusted basis, resulted from increasing pricing pressure in certain markets, changes in product mix and the chemical analysis business contributing lower gross profit margins due to higher production costs.

Selling, General and Administrative

Our selling, general and administrative expense for the three months ended June 30, 2012 increased to $110.6 million, or 26.3% of total revenue, from $98.2 million, or 24.5% of total revenue, for the comparable period in 2011. The increase in selling, general and administrative expenses is attributable to increases in headcount from our recent acquisitions and increases in headcount to support planned revenue growth in our existing businesses. In addition, we incurred higher sales commission expenses as a result of an increase in new orders and revenues.

Research and Development

Our research and development expense for the three months ended June 30, 2012 increased to $51.9 million, or 12.3% of total revenue, from $44.3 million, or 11.0% of total revenue, for the comparable period in 2011. The increase in research and development expenses is attributable to increases in headcount and material costs to support future product introductions in our existing businesses.

Other Charges

Other charges were $3.6 million and $2.4 million for the three months ended June 30, 2012 and 2011, respectively.

The charges recorded for the three months ended June 30, 2012 consist of $0.8 million of acquisition-related costs, including legal, accounting and other fees in connection with our acquisition of SkyScan NV, $2.2 million of legal and other professional service fees associated with our FCPA internal investigation, and $0.6 million of costs related to two factory relocations that are occurring within the Energy & Supercon Technologies segment.

The charges recorded for the three months ended June 30, 2011 relate entirely to the Scientific Instruments segment. Specifically, we incurred $1.2 million of costs in connection with transition service arrangements we entered into with the sellers of the nano surfaces and chemical analysis businesses. In addition, we incurred $1.2 million of legal, accounting and professional service fees associated with our FCPA internal investigation.

Interest and Other Income (Expense), Net

Interest and other income (expense), net during the three months ended June 30, 2012 was $(2.8) million, compared to $(5.7) million for the comparable period of 2011.

During the three months ended June 30, 2012, interest and other income (expense), net consisted primarily of net interest expense of $3.5 million, partially offset by realized and unrealized gains on foreign currency transactions of $0.7 million. During the three months ended June 30, 2011, the major components within interest and other income (expense), net were realized and unrealized losses on foreign currency transactions of $3.8 million and net interest expense of $1.4 million.

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

The income tax provision for the three months ended June 30, 2012 was $9.4 million compared to $10.4 million for the three months ended June 30, 2011, representing effective tax rates of 48.7% and 31.5%, respectively. The increase in the effective tax rate is primarily due to an increase in valuation allowances related to unbenefitted losses in certain jurisdictions, including the United States.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests for the three months ended June 30, 2012 was $0.0 million compared to $0.5 million for the comparable period of 2011. The net income (loss) attributable to noncontrolling interests represents the minority shareholders’ proportionate share of the net income (loss) recorded by our majority-owned indirect subsidiaries.

Net Income Attributable to Bruker Corporation

Our net income for the three months ended June 30, 2012 was $9.9 million, or $0.06 per diluted share, compared to $22.1 million, or $0.13 per diluted share for the comparable period in 2011.  The decrease was due to the reduction of our gross margins as discussed above and increased spending on non-recurring items.

Segment Results

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment (dollars in millions):

	Three Months Ended June 30,			Percentage
	2012	2011	Dollar Change	Change
Scientific Instruments	$397.0	$377.9	$19.1	5.1%
Energy & Supercon Technologies	26.0	28.1	(2.1)	(7.5)%
Eliminations (a)	(2.3)	(4.8)	2.5
	$420.7	$401.2	$19.5	4.9%

(a) Represents product and service revenue between reportable segments.

Scientific Instruments Segment Revenues

For the three months ended June 30, 2012, Scientific Instruments segment revenue increased by $19.1 million, or 5.1%, to $397.0 million, compared to $377.9 million for the comparable period in 2011. Included in this change in revenue is a decrease of approximately $25.6 million from the impact of foreign exchange due to the strengthening of the U.S. Dollar versus the Euro and other foreign currencies, and an increase of approximately $6.3 million attributable to our recent acquisitions. Excluding the effect of foreign exchange and our recent acquisitions, revenue increased by $38.4 million, or 10.2%. The increase in revenue, excluding the effect of foreign exchange and acquisitions, reflects an increase in sales from many of our core technologies, particularly nuclear magnetic resonance, mass spectrometry and X-ray products.

System revenue and aftermarket revenue as a percentage of total Scientific Instruments segment revenue were as follows (dollars in millions):

	Three Months Ended June 30,
	2012		2011
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System revenue	$328.3	82.7%	$308.9	81.7%
Aftermarket revenue	68.7	17.3%	69.0	18.3%
Total revenue	$397.0	100.0%	$377.9	100.0%

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

Energy & Supercon Technologies Segment Revenues

Energy & Supercon Technologies segment revenue decreased by $2.1 million, or 7.5%, to $26.0 million for the three months ended June 30, 2012, compared to $28.1 million for the comparable period in 2011. Included in this change in revenue is a reduction of approximately $3.0 million from the impact of foreign exchange due to the strengthening of the U.S. Dollar versus the Euro and other foreign currencies. Excluding the effect of foreign exchange, revenue increased by $0.9 million, or 3.2%. The increase in revenue, on an adjusted basis, is attributable to higher demand for low temperature superconducting wire.

System and wire revenue and aftermarket revenue as a percentage of total Energy & Supercon Technologies segment revenue were as follows (dollars in millions):

	Three Months Ended June 30,
	2012		2011
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System and wire revenue	$23.9	91.9%	$26.0	92.5%
Aftermarket revenue	2.1	8.1%	2.1	7.5%
Total revenue	$26.0	100.0%	$28.1	100.0%

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

Income (Loss) from Operations

The following table presents income (loss) from operations and operating margins on revenue by reportable segment (dollars in millions):

	Three Months Ended June 30,
	2012		2011
	Operating Income (Loss)	Percentage of Segment Revenue	Operating Income (Loss)	Percentage of Segment Revenue
Scientific Instruments	$23.2	5.8%	$38.3	10.1%
Energy & Supercon Technologies	(0.7)	(2.7)%	0.4	1.4%
Corporate, eliminations and other (a)	(0.4)		—
Total operating income	$22.1	5.3%	$38.7	9.6%

(a) Represents corporate costs and eliminations not allocated to the reportable segments.

Scientific Instruments segment income from operations for the three months ended June 30, 2012 was $23.2 million, resulting in an operating margin of 5.8%, compared to income from operations of $38.3 million, resulting in an operating margin of 10.1%, for the comparable period in 2011. Income from operations includes $10.2 million and $11.5 million for the three months ended June 30, 2012 and 2011, respectively, of various charges to inventory, amortization of acquisition-related intangible assets, acquisition-related fixed asset costs and other charges. Excluding these costs, income from operations in the Scientific Instruments segment would have been $33.4 million and $49.8 million, or an operating margin of 8.4% and 13.2%, for the three months ended June 30, 2012 and 2011, respectively. Income from operations, on an adjusted basis, declined as a result of the increased pricing pressure in certain markets, changes in product mix and higher operating expenses offset, in part, by higher revenues.

In the second quarter of 2012, gross profit margin in the Scientific Instruments segment decreased to 45.9% from 47.2% for the comparable period in 2011. Lower gross profit margins resulted primarily from increased pricing pressure in certain markets, as well as lower gross profit margins due to higher production costs in our chemical analysis business.

In the second quarter of 2012, selling, general and administrative expenses and research and development expenses in the Scientific Instruments segment increased to $155.9 million, or 39.3% of segment revenue, from $137.6 million, or 36.4% of segment revenue, for the comparable period in 2011. This increase is a function of incremental investments in sales and marketing activities and research and development activities that we believe will generate future revenue growth; as well as increases in operating expenses related to the acquisitions completed in 2011 and 2012. These cost increases related primarily to additional headcount, higher commission expenses as a result of higher revenues and higher material costs to support future product introductions in our existing businesses.

Energy & Supercon Technologies segment loss from operations for the three months ended June 30, 2012 was $(0.7) million, resulting in an operating margin of (2.7)%, compared to income from operations of $0.4 million, resulting in an operating margin of 1.4%, for the comparable period in 2011. The decline in operating margin is primarily the result of higher operating expenses, offset in part by higher gross profit margins. The increase in operating expenses is a function of incremental investments in sales and marketing activities and research and development activities that we believe will generate future growth.

Six Months Ended June 30, 2012 compared to the Three Months Ended June 30, 2011

Consolidated Results

The following table presents our results for the six months ended June 30, 2012 and 2011 (dollars in millions, except per share data):

	Six Months Ended June 30,
	2012	2011
Product revenue	$722.4	$664.2
Service revenue	99.3	90.4
Other revenue	4.6	3.6
Total revenue	826.3	758.2

Cost of product revenue	395.9	362.4
Cost of service revenue	51.8	50.4
Total cost of revenue	447.7	412.8
Gross profit	378.6	345.4

Operating expenses:
Selling, general and administrative	215.0	187.5
Research and development	100.1	89.0
Other charges	7.0	4.5
Total operating expenses	322.1	281.0
Operating income	56.5	64.4

Interest and other income (expense), net	(10.3)	(10.7)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	46.2	53.7
Income tax provision	21.2	19.4
Consolidated net income	25.0	34.3
Net income attributable to noncontrolling interest in consolidated subsidiaries	—	0.9
Net income attributable to Bruker Corporation	$25.0	$33.4

Net income per common share attributable to Bruker Corporation shareholders:
Basic and diluted	$0.15	$0.20

Weighted average common shares outstanding:
Basic	165.9	165.3
Diluted	167.0	167.0

Revenue

For the six months ended June 30, 2012, our revenue increased by $68.1 million, or 9.0%, to $826.3 million, compared to $758.2 million for the comparable period in 2011. Included in this change in revenue is a decrease of approximately $33.5 million from the impact of foreign exchange due to the strengthening of the U.S. Dollar versus the Euro and other foreign currencies and an increase of approximately $10.8 million attributable to our recent acquisitions. Excluding the effect of foreign exchange and our recent acquisitions, revenue increased by $90.8 million, or 12.0%. The increase in revenue on an adjusted basis is attributable to both the Scientific Instruments segment, which increased by $79.8 million, or 11.2%, and the Energy & Supercon Technologies segment, which increased by $8.2 million, or 15.7%. Revenue in the Scientific Instruments segment reflects an increase in sales from many of our core technologies, nuclear magnetic resonance, mass spectrometry and X-ray products. Revenues in the Energy & Supercon Technologies segment increased due to higher demand for low temperature superconducting wire.

Cost of Revenue

Our cost of product and service revenue for the six months ended June 30, 2012 was $447.7 million, resulting in a gross profit margin of 45.8%, compared to cost of product and service revenue of $412.8 million, resulting in a gross profit margin of 45.6%, for the comparable period in 2011. The increase in cost of revenue is primarily a function of the higher revenues described above. Our cost of revenue for the six months ended June 30, 2012 includes charges of $11.4 million representing the difference between the fair value and the cost of inventories acquired in business combinations and sold during the period, amortization of acquisition-related intangible assets, acquisition-related fixed asset charges and restructuring charges.  Our cost of revenue for the six months ended June 30, 2011 includes charges of $15.9 million representing inventory allowances for the rework of certain specialty magnets that did not meet customer specifications, the difference between the fair value and the cost of inventories acquired in business combinations and sold during the period amortization of acquisition-related intangible assets and other acquisition-related charges. Excluding these charges, our gross profit margin for the six months ended June 30, 2012 and 2011 was 47.2% and 47.7%, respectively. Lower gross profit margins, on an adjusted basis, resulted from increasing pricing pressure in certain markets, changes in product mix and the chemical analysis business contributing lower gross profit margins due to higher production costs.

Selling, General and Administrative

Our selling, general and administrative expense for the six months ended June 30, 2012 increased to $215.0 million, or 26.0% of total revenue, from $187.5 million, or 24.7% of total revenue, for the comparable period in 2011. The increase in selling, general and administrative expenses is attributable to increases in headcount from our recent acquisitions and increases in headcount to support planned revenue growth in our existing businesses. In addition, we incurred higher commission expenses as a result of an increase in new orders and revenues.

Research and Development

Our research and development expense for the six months ended June 30, 2012 increased to $100.1 million, or 12.1% of total revenue, compared with research and development expense of $89.0 million, or 11.7% of total revenue, for the comparable period in 2011. The increase in research and development expenses is attributable to increases in headcount and material costs to support future product introductions in our existing businesses.

Other Charges

Other charges were $7.0 million and $4.5 million for the six months ended June 30, 2012 and 2011, respectively.

The charges recorded for the six months ended June 30, 2012 consist of $1.2 million of acquisition-related costs, including legal, accounting and other fees in connection with our acquisition of SkyScan NV, $4.7 million of legal and other professional service fees associated with our FCPA internal investigation, and $1.1 million of costs related to two factory relocations that are occurring within the Energy & Supercon Technologies segment.

The charges recorded for the six months ended June 30, 2011 relate entirely to the Scientific Instruments segment. Specifically, we incurred $3.3 million of costs in connection with transition service arrangements we entered into with the sellers of the nano surfaces and chemical analysis businesses. In addition, we incurred $1.2 million of legal, accounting and professional service fees associated with our FCPA internal investigation.

Interest and Other Income (Expense), Net

Interest and other income (expense), net during the six months ended June 30, 2012 was $(10.3) million, compared to $(10.7) million for the comparable period of 2011.

During the six months ended June 30, 2012, the major components within interest and other income (expense), net were net interest expense of $6.8 million and realized and unrealized losses on foreign currency transactions of $2.3 million. During the six months ended June 30, 2011, the major components within interest and other income (expense), net were realized and unrealized losses on foreign currency transactions of $6.7 million and net interest expense of $2.7 million.

The losses on foreign currency exchange rates in the six months ended June 30, 2012 were primarily a function of changes in exchange rates of the Euro and Swiss Franc.

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

The income tax provision for the six months ended June 30, 2012 was $21.2 million compared to $19.4 million for the six months ended June 30, 2011, representing effective tax rates of 45.9% and 36.1%, respectively. The increase in the effective tax rate is primarily due to an increase in valuation allowances related to unbenefitted losses in certain jurisdictions, including the United States.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests for the six months ended June 30, 2012 was $0.0 million compared to $0.9 million for the comparable period of 2011. The net income (loss) attributable to noncontrolling interests represents the minority shareholders’ proportionate share of the net income (loss) recorded by our majority-owned indirect subsidiaries.

Net Income Attributable to Bruker Corporation

Our net income for the six months ended June 30, 2012 was $25.0 million, or $0.15 per diluted share, compared to $33.4 million, or $0.20 per diluted share for the comparable period in 2011. The decrease was driven by our increases in operating expenses, including our higher spending on non-recurring items.

Segment Results

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment (dollars in millions):

	Six Months Ended June 30,			Percentage
	2012	2011	Dollar Change	Change
Scientific Instruments	$775.1	$713.7	$61.4	8.6%
Energy & Supercon Technologies	56.0	52.1	3.9	7.5%
Eliminations (a)	(4.8)	(7.6)	2.8
	$826.3	$758.2	$68.1	9.0%

(a) Represents product and service revenue between reportable segments.

Scientific Instruments Segment Revenues

For the six months ended June 30, 2012, Scientific Instruments segment revenue increased by $61.4 million, or 8.6%, to $775.1 million, compared to $713.7 million for the comparable period in 2011. Included in this change in revenue is a decrease of approximately $29.2 million from the impact of foreign exchange due to the strengthening of the U.S. Dollar versus the Euro and other foreign currencies, and an increase of approximately $10.8 million attributable to our recent acquisitions. Excluding the effect of foreign exchange and our recent acquisitions, revenue increased by $79.8 million, or 11.2%. The increase in revenue, excluding the effect of foreign exchange and acquisitions, reflects an increase in sales from many of our core technologies, particularly nuclear magnetic resonance, mass spectrometry and X-ray products.

System revenue and aftermarket revenue as a percentage of total Scientific Instruments segment revenue were as follows (dollars in millions):

	Six Months Ended June 30,
	2012		2011
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System revenue	$629.4	81.2%	$576.4	80.8%
Aftermarket revenue	145.7	18.8%	137.3	19.2%
Total revenue	$775.1	100.0%	$713.7	100.0%

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

Energy & Supercon Technologies Segment Revenues

Energy & Supercon Technologies segment revenue increased by $3.9 million, or 7.5%, to $56.0 million for the six months ended June 30, 2012, compared to $52.1 million for the comparable period in 2011. Included in this change in revenue is a reduction of approximately $4.3 million from the impact of foreign exchange due to the strengthening of the U.S. Dollar versus the Euro and other foreign currencies. Excluding the effect of foreign exchange, revenue increased by $8.2 million, or 15.7%. The increase in revenue, on an adjusted basis, is attributable to higher demand for low temperature superconducting wire.

System and wire revenue and aftermarket revenue as a percentage of total Energy & Supercon Technologies segment revenue were as follows (dollars in millions):

	Six Months Ended June 30,
	2012		2011
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System and wire revenue	$51.8	92.5%	$47.8	91.7%
Aftermarket revenue	4.2	7.5%	4.3	8.3%
Total revenue	$56.0	100.0%	$52.1	100.0%

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

Income (Loss) from Operations

The following table presents income (loss) from operations and operating margins on revenue by reportable segment (dollars in millions):

	Six Months Ended June 30,
	2012		2011
	Operating Income (Loss)	Percentage of Segment Revenue	Operating Income (Loss)	Percentage of Segment Revenue
Scientific Instruments	$58.3	7.5%	$66.0	9.2%
Energy & Supercon Technologies	(1.0)	(1.8)%	(0.3)	(0.6)%
Corporate, eliminations and other (a)	(0.8)		(1.3)
Total operating income	$56.5	6.8%	$64.4	8.5%

(a) Represents corporate costs and eliminations not allocated to the reportable segments.

Scientific Instruments segment income from operations for the six months ended June 30, 2012 was $58.3 million, resulting in an operating margin of 7.5%, compared to income from operations of $66.0 million, resulting in an operating margin of 9.2%, for the comparable period in 2011. Income from operations includes $18.8 million and $21.5 million for the six months ended June 30, 2012 and 2011, respectively, of various charges to inventory, amortization of acquisition-related intangible assets, acquisition-related fixed asset charges, and other charges. Excluding these costs, income from operations in the Scientific Instruments segment would have been $77.1 million and $87.5 million, or an operating margin of 9.9% and 12.3%, for the six months ended June 30, 2012 and 2011, respectively. Income from operations and operating margins, on an adjusted basis, declined as a result of the increased pricing pressure in certain markets, product mix and higher operating expenses offset, in part, by higher revenues.

In the six months ended June 30, 2012, gross profit margin in the Scientific Instruments segment increased to 47.3% from 47.2% for the comparable period in 2011. Higher gross profit margins resulted primarily from changes in product mix, almost fully offset by increasing pricing pressure in certain markets and the chemical analysis business contributing lower gross profit margins due to higher production costs. Selling, general and administrative expenses and research and development expenses for six months ended June 30, 2012 in the Scientific Instruments segment increased to $302.3 million, or 39.0% of segment revenue, from $266.1 million, or 37.3% of segment revenue for the comparable period in 2011. This increase is a function of incremental investments in sales and marketing activities and research and development activities that we believe will generate future growth, as well as increases in operating expenses related to the acquisitions completed in 2011 and 2012. These cost increases primarily relate to additional headcount, higher sales commission expenses as a result of higher revenues and higher material costs.

Energy & Supercon Technologies segment loss from operations for the six months ended June 30, 2012 was $(1.0) million, resulting in an operating margin of (1.8)%, compared to a loss from operations of $(0.3) million, resulting in an operating margin of (0.6)%, for the comparable period in 2011. The decline in operating margin is primarily the result of the lower revenues as noted above and higher operating expenses, offset in part by higher gross profit margins. The increase in operating expenses is a function of incremental investments in sales and marketing activities and research and development activities that we believe will generate future growth.

LIQUIDITY AND CAPITAL RESOURCES

We currently anticipate that our existing cash and credit facilities will be sufficient to support our operating and investing needs for at least the next twelve months. Our future cash requirements could also be affected by acquisitions that we may make in the future. Historically, we have financed our growth through cash flow generation and a combination of debt financings and issuances of common stock. In the future, there are no assurances that additional financing alternatives will be available to us if required, or if available, will be obtained on terms favorable to us.

During the six months ended June 30, 2012, net cash provided by operating activities was $41.9 million, resulting primarily from $72.2 million of consolidated net income adjusted for non-cash items, partially offset by a $30.3 million increase in working capital. The increase in working capital for the six months ended June 30, 2012 is primarily the result of an increase in inventory build, partially offset by a decrease in accounts receivable as a result of a focus on collections. During the six months ended June 30, 2011, net cash used in operating activities was $(25.6) million, resulting primarily from an increase in inventory and accounts receivable, offset, in part, by $79.9 million of consolidated net income adjusted for non-cash items.

During the six months ended June 30, 2012, net cash used in investing activities was $50.4 million, compared to net cash used in investing activities of $32.5 million during the six months ended June 30, 2011. Cash used in investing activities during the six months ended June 30, 2012 was attributable to $28.7 million of capital expenditures, net and $21.7 million used for acquisitions. Cash used in investing activities during the six months ended June 30, 2011 was attributable to $31.2 million of capital expenditures, net and $1.3 million used for acquisitions.

During the six months ended June 30, 2012, net cash provided by financing activities was $17.5 million, compared to net cash used in financing activities of $14.0 million during the six months ended June 30, 2011. Cash provided by financing activities during the six months ended June 30, 2012 was primarily attributable to $240 million of borrowings under the Note Purchase Agreement, offset, in part, by net repayments under revolving lines of credit of $196.5 million and net debt repayments under various long-term and short-term arrangements of $26.3 million. Cash used in financing activities during the six months ended June 30, 2011 was primarily attributable to $14.0 million of net debt repayments.

At June 30, 2012 and December 31, 2011, we had $228.0 million and $212.4 million, respectively, of foreign cash and cash equivalents, most significantly in Germany and Switzerland, compared to a total amount of cash and cash equivalents at June 30, 2012 and December 31, 2011 of $240.3 million and $246.0 million, respectively.  If the cash and cash equivalents held by our foreign subsidiaries are needed to fund operations in the U.S., or we otherwise elect to repatriate the unremitted earnings of our foreign subsidiaries in the form of dividends or otherwise, or if the shares of the subsidiaries were sold or transferred, we would likely be subject to additional U.S. income taxes, net of the impact of any available tax credits, which could result in a higher effective tax rate in the future.  However, since we have significant current investment plans outside the U.S., it is our current intent to indefinitely reinvest unremitted earnings in our foreign subsidiaries.  Further, based on our current plans and anticipated cash needs to fund our U.S. operations, we do not foresee a need to repatriate earnings of our foreign subsidiaries.

At June 30, 2012, we had outstanding debt totaling $320.9 million, consisting of $240.0 million outstanding under the Note Purchase Agreement, $56.3 million outstanding under the term loan component of the Amended Credit Agreement, $20.0 million outstanding under the revolving loan component of the Amended Credit Agreement and $4.6 million under capital lease obligations and other loans. At December 31, 2011, we had outstanding debt totaling $303.1 million, consisting of $82.5 million outstanding under the term loan component of our credit facilities, $216.5 million outstanding under the revolving loan component of our credit facilities and $4.1 million under capital lease obligations.

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

In May 2011, we entered into an amendment and restatement of the Credit Agreement, or the Amended Credit Agreement. The Amended Credit Agreement increases the maximum commitment on our revolving credit line to $250.0 million and extends the maturity date to May 2016. Borrowings under the revolving credit line of the Amended Credit Agreement accrue interest, at our option, at either (a) the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) adjusted LIBOR plus 1.00% or (b) LIBOR, plus margins ranging from 0.80% to 1.65%.  There is also a facility fee ranging from 0.20% to 0.35%. The Amended Credit Agreement had no impact on the maturity or pricing of our existing term loan. As of June 30, 2012, the weighted average interest rate of borrowings under the term facility of the Amended Credit Agreement was approximately 2.7%.

Borrowings under the Amended Credit Agreement are secured by guarantees from certain material subsidiaries, and Bruker Energy & Supercon Technologies, Inc. The Amended Credit Agreement also requires that we maintain certain financial ratios related to maximum leverage and minimum interest coverage. Specifically, our leverage ratio cannot exceed 3.0 and our interest coverage ratio cannot be less than 3.0. In addition to the financial ratios, the Amended Credit Agreement restricts, among other things, our ability to do the following: make certain payments; incur additional debt; incur certain liens; make certain investments, including derivative agreements; merge, consolidate, sell or transfer all or substantially all of our assets; and enter into certain transactions with affiliates. Our failure to comply with any of these restrictions or covenants may result in an event of default under the applicable debt instrument, which could permit acceleration of the debt under that instrument and require us to prepay that debt before its scheduled due date.

Other revolving loans are with various financial institutions located primarily in Germany, Switzerland and France. The following is a summary of the maximum commitments and net amounts available to the Company under revolving loans as of June 30, 2012 (dollars in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
Amended Credit Agreement	1.5%	$250.0	$20.0	$0.5	$229.5
Other revolving loans	—	180.9	—	123.1	57.8
Total revolving loans		$430.9	$20.0	$123.6	$287.3

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

As of June 30, 2012, we were in compliance with the covenants of the Amended Credit Agreement and the Note Purchase Agreement.

As of June 30, 2012, we have approximately $59.4 million of German Trade Tax net operating losses that are carried forward indefinitely and U.S. federal and state research and development tax credits of approximately $7.3 million available to offset future tax liabilities that expire through 2021. These U.S. tax credit carryforwards are subject to limitations under provisions of the Internal Revenue Code.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the FASB issued ASU No. 2012-02, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This update is intended to simplify the guidance for impairment testing of indefinite-lived intangible assets as provides entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary.  The amended provisions are effective for fiscal years beginning after September 15, 2012. However early adoption is permitted.  This update impacts testing steps only and, therefore, adoption will not have an impact on our consolidated financial position, results of operations or cash flows.

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

Impact of Foreign Currencies

We generate a substantial portion of our revenues in international markets, principally Germany and other countries in the European Union, Switzerland and Japan, which exposes our operations to the risk of exchange rate fluctuations. The impact of currency exchange rate movements can be positive or negative in any period. Our costs related to sales in foreign currencies are largely denominated in the same respective currencies, limiting our transaction risk exposure. However, for sales not denominated in U.S. Dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. Dollars, it will require more of the foreign currency to equal a specified amount of U.S. Dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. Dollars than we did before the rate increase went into effect. If we price our products in U.S. Dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. Dollar could result in our prices not being competitive in a market where business is transacted in the local currency. Changes in foreign currency exchange rates decreased our revenue for the six months ended June 30, 2012 by approximately 4.4% and increased our revenue for the six months ended June 30, 2011 by approximately 7.5%.

Assets and liabilities of our foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using period-end exchange rates. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a separate component of shareholders’ equity. For the six months ended June 30, 2012 and 2011, we recorded net gains (losses) from currency translation adjustments of $(15.9) million and $61.3 million, respectively. Gains and losses resulting from foreign currency transactions are reported in interest and other income (expense), net in the consolidated statements of income and comprehensive income. Our foreign exchange losses, net were $2.3 million and $6.7 million for six months ended June 30, 2012 and 2011, respectively.

From time to time, we have entered into foreign currency contracts in order to minimize the volatility that fluctuations in exchange rates have on our cash flows related to purchases and sales denominated in foreign currencies. Under these arrangements, we agree to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates, typically with maturities of less than twelve months. These transactions do not qualify for hedge accounting and, accordingly, the instrument is recorded at fair value with the corresponding gains and losses recorded in interest and other income (expense), net in the consolidated statements of income and comprehensive income. At June 30, 2012 and December 31, 2011, we had foreign currency contracts with notional amounts aggregating $72.0 million and $80.2 million, respectively. We will continue to evaluate our currency risks and in the future may utilize foreign currency contracts more frequently as part of a transactional hedging program.

Impact of Interest Rates

We regularly invest excess cash in short-term investments that are subject to changes in interest rates. We believe that the market risk arising from holding these financial instruments is minimal because of our policy of investing in short-term financial instruments issued by highly rated financial institutions.

Our exposure related to adverse movements in interest rates is derived primarily from outstanding floating rate debt instruments that are indexed to short-term market rates. Our objective in managing our exposure to interest rates is to decrease the volatility that changes in interest rates might have on our earnings and cash flows. To achieve this objective we have entered into an interest rate swap. A 10% increase or decrease in the average cost of our variable rate debt would not result in a material change in interest expense because we have determined that the interest rate swap is an effective hedge of the variability of cash flows of the interest payments. Under our interest rate swap arrangement we pay a fixed interest rate of approximately 3.8% and receive a variable interest rate based on three month LIBOR through December 31, 2012. The initial notional amount of this interest swap was $90.0 million and amortizes in proportion to the term debt component of our Amended Credit Agreement. At June 30, 2012 and December 31, 2011, the outstanding notional amount of this swap was $33.8 million and $49.5 million, respectively.

Impact of Commodity Prices

We are exposed to certain commodity risks associated with prices for various raw materials. The prices of copper and certain other raw materials, particularly niobium, used to manufacture superconductors have increased significantly over the last decade. Copper and niobium tin are the main components of low temperature superconductors and continued commodity price increases for copper and niobium as well as other raw materials may negatively affect our profitability. Periodically, we enter into commodity forward purchase contracts to minimize the volatility that fluctuations in the price of copper have on our sales of these products. At June 30, 2012 and December 31, 2011, we had fixed price commodity contracts with notional amounts aggregating $5.4 million and $3.9 million, respectively. We will continue to evaluate our commodity risks and may utilize commodity forward purchase contracts more frequently in the future.

Inflation

We do not believe inflation had a material impact on our business or operating results during any of the periods presented.

ITEM 4.                                       CONTROLS AND PROCEDURES

We have established disclosure controls and procedures that are designed to ensure that material information relating to us,

including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) by others within our organization. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2012. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II                                      OTHER INFORMATION

ITEM 1.                                       LEGAL PROCEEDINGS

Please see Part 1, “Item 1. Financial Information — Note 11. Commitments and Contingencies — Internal Investigation and Compliance Matters,” which is incorporated by reference into this item.  Additional information about our legal proceedings can be found in Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

ITEM 2.                                       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                                       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                       MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.                                       OTHER INFORMATION

None.

ITEM 6.                                       EXHIBITS

Exhibit No.	Description
10.1	Letter agreement dated June 5, 2012 between Bruker Corporation and Charles F. Wagner, Jr. (1)
10.2	Letter agreement dated June 5, 2012 between Bruker Corporation and William J. Knight (1)

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)
101

The following materials from the Bruker Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) Notes to the Condensed Consolidated Financial Statements(2)(3)

(1)         Filed herewith.

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

BRUKER CORPORATION

Date: August 8, 2012	By:	/s/ FRANK H. LAUKIEN, PH.D.
Frank H. Laukien, Ph.D. President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 8, 2012	By:	/s/ CHARLES F. WAGNER, JR.
Charles F. Wagner, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)