Form 10-Q
period 2012-09-30
BRUKER CORP
filed 2012-11-08
CIK 1109354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2012
Common Stock, $0.01 par value per share	166,293,899 shares

BRUKER CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2012

PART I                 FINANCIAL INFORMATION

ITEM 1.                UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	September 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$242.1	$246.0
Accounts receivable, net	264.8	282.8
Inventories	632.8	576.2
Other current assets	105.2	89.1
Total current assets	1,244.9	1,194.1

Property, plant and equipment, net	272.5	249.0
Intangibles, net and other long-term assets	282.6	267.4
Total assets	$1,800.0	$1,710.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$38.9	$83.7
Accounts payable	78.0	72.3
Customer advances	265.3	268.6
Other current liabilities	304.3	331.2
Total current liabilities	686.5	755.8

Long-term debt	298.0	219.4
Other long-term liabilities	119.8	110.4

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock, $0.01 par value 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value 260,000,000 shares authorized, 166,314,728 and 165,892,170 shares issued and 166,293,899 and 165,871,905 shares outstanding at September 30, 2012 and December 31, 2011, respectively	1.7	1.7
Treasury stock, at cost, 20,829 and 20,265 shares at September 30, 2012 and December 31, 2011, respectively	(0.2)	(0.2)
Retained earnings	506.2	441.5
Other shareholders’ equity	185.0	178.5
Total shareholders’ equity attributable to Bruker Corporation	692.7	621.5
Noncontrolling interest in consolidated subsidiaries	3.0	3.4
Total shareholders’ equity	695.7	624.9

Total liabilities and shareholders’ equity	$1,800.0	$1,710.5

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Product revenue	$378.6	$366.5	$1,101.0	$1,030.7
Service revenue	50.9	49.8	150.2	140.2
Other revenue	18.3	2.1	22.9	5.7
Total revenue	447.8	418.4	1,274.1	1,176.6

Cost of product revenue	205.6	202.6	601.5	565.0
Cost of service revenue	31.6	26.4	83.4	76.8
Total cost of revenue	237.2	229.0	684.9	641.8
Gross profit	210.6	189.4	589.2	534.8

Operating expenses:
Selling, general and administrative	102.9	102.1	317.9	289.6
Research and development	44.9	43.5	145.0	132.5
Write-off of deferred offering costs	—	3.4	—	3.4
Other charges	2.5	2.9	9.5	7.4
Total operating expenses	150.3	151.9	472.4	432.9
Operating income	60.3	37.5	116.8	101.9

Interest and other income (expense), net	(2.7)	1.9	(13.0)	(8.8)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	57.6	39.4	103.8	93.1
Income tax provision	17.7	19.3	38.9	38.7
Consolidated net income	39.9	20.1	64.9	54.4
Net income attributable to noncontrolling interest in consolidated subsidiaries	0.2	0.3	0.2	1.2
Net income attributable to Bruker Corporation	$39.7	$19.8	$64.7	$53.2

Net income per common share attributable to
Bruker Corporation shareholders:
Basic and diluted	$0.24	$0.12	$0.39	$0.32

Weighted average common shares outstanding:
Basic	166.0	165.6	165.9	165.4
Diluted	167.3	166.9	167.3	167.0

Comprehensive income (loss) (Note 12)	$51.8	$(29.7)	$61.9	$64.3
Less: Comprehensive income (loss) attributable to noncontrolling interests	0.1	—	0.2	0.1
Comprehensive income (loss) attributable to Bruker Corporation	$51.7	$(29.7)	$61.7	$64.2

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Consolidated net income	$64.9	$54.4
Adjustments to reconcile consolidated net income to cash flows from operating activities:
Depreciation and amortization	42.5	39.3
Amortization of deferred financing costs	0.5	0.4
Write-down of demonstration inventories to net realizable value	22.6	22.0
Stock-based compensation	5.9	5.8
Deferred income taxes	(0.3)	(1.6)
Gain on disposal of business	(2.2)	—
Other non-cash expense	1.6	1.1
Changes in operating assets and liabilities:
Accounts receivable	25.2	(38.5)
Inventories	(72.9)	(106.2)
Accounts payable and accrued expenses	(11.0)	18.3
Income taxes payable	(10.6)	(6.1)
Deferred revenue	(7.6)	5.0
Customer advances	(2.8)	7.5
Other changes in operating assets and liabilities, net	(13.6)	(5.8)
Net cash provided by (used in) operating activities	42.2	(4.4)

Cash flows from investing activities:
Acquisitions, net of cash acquired	(21.7)	(1.3)
Disposal of business	3.3	—
Purchases of property, plant and equipment	(49.8)	(43.1)
Sales of property, plant and equipment	2.5	4.7
Net cash used in investing activities	(65.7)	(39.7)

Cash flows from financing activities:
(Repayments) proceeds of revolving lines of credit	(161.5)	31.0
Proceeds from Note Purchase Agreement	240.0	—
Repayment of other debt, net	(45.4)	(21.5)
Payment of deferred financing costs	(1.4)	(1.3)
Proceeds from issuance of common stock, net	3.6	3.1
Changes in restricted cash	(1.5)	(0.4)
Cash payments to noncontrolling interest	(0.6)	(0.4)
Net cash provided by financing activities	33.2	10.5
Effect of exchange rate changes on cash and cash equivalents	(13.6)	(1.0)
Net change in cash and cash equivalents	(3.9)	(34.6)
Cash and cash equivalents at beginning of period	246.0	230.4
Cash and cash equivalents at end of period	$242.1	$195.8

Non-cash financing activities:
Issuance of common stock in connection with acquisition of Michrom Bioresources Inc.	$—	$2.9

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              Description of Business

Bruker Corporation, together with its consolidated subsidiaries (‘‘Bruker’’ or the ‘‘Company’’), is a designer and manufacturer of proprietary life science and materials research systems and associated products that address the rapidly evolving needs of a diverse array of customers in life science, pharmaceutical, biotechnology, clinical and molecular diagnostics research, as well as in materials and chemical analysis in various industries and government applications. The Company’s core technology platforms include magnetic resonance technologies, mass spectrometry technologies, gas chromatography technologies, X-ray technologies, spark-optical emission spectroscopy, atomic force microscopy, stylus and optical metrology technology and infrared and Raman molecular spectroscopy technologies. The Company also manufactures and distributes a broad range of field analytical systems for chemical, biological, radiological, nuclear and explosives (‘‘CBRNE’’) detection. Additionally, the Company develops and manufactures superconducting and non-superconducting materials and devices for use in renewable energy, energy infrastructure, healthcare and ‘‘big science’’ research. The Company maintains major technical and manufacturing centers in Europe, North America and Japan and has sales offices located throughout the world. The Company’s diverse customer base includes life science, pharmaceutical, biotechnology and molecular diagnostic research companies, academic institutions, advanced materials and semiconductor manufacturers and government agencies.

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

•                  Energy & Supercon Technologies. The operations of this segment include the design, manufacture and marketing of superconducting materials, primarily metallic low temperature superconductors, for use in magnetic resonance imaging, nuclear magnetic resonance, fusion energy research and other applications, and ceramic high temperature superconductors primarily for energy grid and magnet applications. Typical customers of the Energy & Supercon Technologies segment include companies in the medical industry, private and public research and development laboratories in the fields of fundamental and applied sciences and energy research, academic institutions and government agencies. The Energy & Supercon Technologies segment is also developing superconductors and superconducting-enabled devices for applications in power and energy grid, as well as industrial processing industries.

The unaudited condensed consolidated financial statements represent the consolidated accounts of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial information presented herein does not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of the results expected for the full year or any other interim period.

Amortization of certain technology-related intangible assets totaling $0.8 million and $2.1 million for the three and nine months ended September 30, 2011, respectively, were reclassified to selling, general and administrative expenses from amortization of acquisition-related intangible assets to conform to current year presentation.  This reclassification had no effect on previously reported net income or cash flows.

The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events requiring disclosure.

At September 30, 2012, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, have not changed.

2.              Acquisitions

On March 8, 2012, the Company completed the acquisition of SkyScan N.V. (the “SkyScan business”), a privately owned company based in Belgium that provides advanced, high-resolution micro computed tomography systems for three-dimensional X-ray imaging in preclinical imaging applications and materials research markets.  The acquisition of the SkyScan business is being accounted for under the acquisition method.  The components and allocation of the consideration transferred in connection with the SkyScan business are as follows (in millions):

Consideration Transferred:
Cash paid	$24.6
Cash acquired	(2.9)
Total consideration transferred	$21.7

Allocation of Consideration Transferred:
Accounts receivable	$3.1
Inventories	6.6
Other current assets	0.3
Property, plant and equipment	2.3
Intangible assets:
Existing technology	7.2
Customer relationships	6.4
Goodwill	10.5
Liabilities assumed	(14.7)
Total consideration transferred	$21.7

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

3.              Stock-Based Compensation

The Company’s primary types of share-based compensation are in the form of stock options and restricted stock. The Company recorded stock-based compensation expense as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock options	$1.7	$1.7	$5.0	$4.9
Restricted stock	0.4	0.3	0.9	0.9
Total stock-based compensation	$2.1	$2.0	$5.9	$5.8

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

	2012	2011
Risk-free interest rates	0.91%-1.78%	1.24% -3.12%
Expected life	6.5 years	6.5 years
Volatility	55.9%	57.2%
Expected dividend yield	0.0%	0.0%

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

Stock option activity for the nine months ended September 30, 2012 was as follows:

	Shares Subject to Options	Weighted Average Option Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value (in millions) (b)
Outstanding at December 31, 2011	5,096,253	$10.64
Granted	469,250	12.82
Exercised	(422,558)	8.54		$2.9
Forfeited	(183,983)	11.62
Outstanding at September 30, 2012	4,958,962	$10.99	6.1	$12.3

Vested at September 30, 2012	3,051,193	$9.51	5.0	$11.3

Vested and expected to vest at September 30, 2012 (a)	4,804,021	$10.93	6.1	$12.2

(a)

In addition to the options that are vested at September 30, 2012, the Company expects a portion of the unvested options to vest in the future. Options expected to vest in the future are determined by applying an estimated forfeiture rate to the options that are unvested as of September 30, 2012.

(b)

The aggregate intrinsic value is based on the positive difference between the fair value of the Company’s common stock price of $13.09 on September 30, 2012, or the date of exercises, as appropriate, and the exercise price of the underlying stock options.

Restricted stock activity for the nine months ended September 30, 2012 was as follows:

	Shares Subject to Restriction	Average Grant Date Fair Value
Outstanding at December 31, 2011	236,232	$17.76
Granted	188,028	11.73
Vested	(73,446)	15.50
Outstanding at September 30, 2012	350,814	$15.00

At September 30, 2012, the Company expects to recognize pre-tax stock-based compensation expense of $11.6 million associated with outstanding stock option awards granted under the Company’s stock plans over the weighted average remaining service period of 2.2 years. In addition, the Company expects to recognize pre-tax stock-based compensation expense of $4.5 million associated with outstanding restricted stock awards granted under the Company’s stock plans over the weighted average remaining service period of 3.6 years.

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

There has been no activity in the BEST Plan during the three and nine months ended September 30, 2012. At September 30, 2012, there were 800,000 options outstanding under the BEST Plan. The Company expects to recognize pre-tax stock-based compensation expense of $0.8 million associated with outstanding stock option awards granted under the BEST Plan over the weighted average remaining service period of 1.9 years.

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

The following table sets forth the computation of basic and diluted average shares outstanding (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income attributable to Bruker Corporation, as reported	$39.7	$19.8	$64.7	$53.2

Weighted average shares outstanding:
Weighted average shares outstanding-basic	166.0	165.6	165.9	165.4
Effect of dilutive securities:
Stock options and restricted stock	1.3	1.3	1.4	1.6
	167.3	166.9	167.3	167.0

Net income per common share attributable to Bruker Corporation shareholders:
Basic and diluted	$0.24	$0.12	$0.39	$0.32

Stock options to purchase approximately 1.7 million shares and 0.2 million shares were excluded from the computation of diluted earnings per share in the three months ended September 30, 2012 and 2011, respectively, and approximately 0.7 million shares and 0.2 million shares were excluded from the computation of diluted earnings per share in the nine months ended September 30, 2012 and 2011, respectively, as their effect would have been anti-dilutive.

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

The following table sets forth the Company’s financial instruments that are measured at fair value on a recurring basis and presents them within the fair value hierarchy using the lowest level of input that is significant to the fair value measurement at September 30, 2012 (in millions):

	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$10.5	$10.5	$—	$—
Restricted cash	3.8	3.8	—	—
Foreign exchange contracts	2.2	—	2.2	—
Embedded derivatives in purchase and delivery contracts	0.8	—	0.8	—
Long-term restricted cash	3.9	3.9	—	—
Total assets recorded at fair value	$21.2	$18.2	$3.0	$—

Liabilities:
Interest rate swap contract	$0.2	$—	$0.2	$—
Foreign exchange contracts	0.1	—	0.1	—
Embedded derivatives in purchase and delivery contracts	0.3	—	0.3	—
Fixed price commodity contracts	0.1	—	0.1	—
Total liabilities recorded at fair value	$0.7	$—	$0.7	$—

The Company’s financial instruments consist primarily of cash equivalents, restricted cash, derivative instruments consisting of forward foreign exchange contracts, commodity contracts, derivatives embedded in certain purchase and delivery contracts, an interest rate swap, accounts receivable, short-term borrowings, accounts payable and long-term debt. The carrying amounts of the Company’s cash equivalents, restricted cash, accounts receivable, short-term borrowings and accounts payable approximate their fair value due to their short-term nature. Derivative assets and liabilities are measured at fair value on a recurring basis. The Company’s long-term debt consists principally of a private placement arrangement with various fixed interest rates based on the maturity date.  The fair value of the long-term fixed interest rate debt, which has been classified as Level 2, was $254 million at September 30, 2012 based on market and observable sources with similar maturity dates.

Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities, and did not elect the fair value option for any financial assets or liabilities which originated during the three or nine months ended September 30, 2012.

6.              Inventories

Inventories consisted of the following (in millions):

	September 30,	December 31,
	2012	2011
Raw materials	$195.9	$175.5
Work-in-process	205.1	169.4
Finished goods	175.8	175.3
Demonstration units	56.0	56.0
Inventories	$632.8	$576.2

Finished goods include in-transit systems that have been shipped to the Company’s customers, but not yet installed and accepted by the customer. As of September 30, 2012 and December 31, 2011, inventory-in-transit was $100.9 million and $116.8 million, respectively.

The Company reduces the carrying value of its demonstration inventories for differences between its cost and estimated net realizable value through a charge to cost of product revenue that is based on a number of factors, including the age of the unit, the physical condition of the unit and an assessment of technological obsolescence. Amounts recorded in cost of product revenue related to the write-down of demonstration units to net realizable value were $8.5 million and $8.4 million for the three months ended September 30, 2012 and 2011, respectively, and $22.6 million and $22.0 million for the nine months ended September 30, 2012 and 2011, respectively.

7.              Goodwill and Other Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for the nine months ended September 30, 2012 (in millions):

Balance at December 31, 2011	$100.2
Goodwill acquired during the period	10.5
Current period adjustments	6.1
Foreign currency impact	(0.4)
Balance at September 30, 2012	$116.4

Goodwill is not amortized; instead, goodwill is tested for impairment on a reporting unit basis annually, or on an interim basis when events or changes in circumstances warrant. The Company performed its annual test for impairment as of December 31, 2011 and determined that goodwill and other intangible assets were not impaired at that time. The Company did not identify any indicators of impairment during the nine month period ended September 30, 2012 that would warrant an interim test.

The following is a summary of other intangible assets subject to amortization (in millions):

	September 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology and related patents	$150.8	$(43.6)	$107.2	$141.4	$(29.9)	$111.5
Customer relationships	28.2	(7.3)	20.9	22.0	(5.1)	16.9
Trade names	0.2	(0.2)	—	0.2	(0.2)	—
Intangible assets subject to amortization	179.2	(51.1)	128.1	163.6	(35.2)	128.4
In-process research and development	5.7	—	5.7	8.0	—	8.0
Intangible assets	$184.9	$(51.1)	$133.8	$171.6	$(35.2)	$136.4

For the three months ended September 30, 2012 and 2011, the Company recorded amortization expense of $5.5 million and $5.0 million, respectively, related to intangible assets subject to amortization. For the nine months ended September 30, 2012 and 2011, the Company recorded amortization expense of $16.2 million and $13.1 million, respectively, related to intangible assets subject to amortization.

8.              Debt

The Company’s debt obligations consisted of the following (in millions):

	September 30,	December 31,
	2012	2011
US Dollar term loan under the Amended Credit Agreement	$37.5	$82.5
US Dollar revolving loan under the Amended Credit Agreement	55.0	216.5
US Dollar notes under the Note Purchase Agreement	240.0	—
Capital lease obligations and other loans	4.4	4.1
Total debt	336.9	303.1
Current portion of long-term debt	(38.9)	(83.7)
Total long-term debt, less current portion	$298.0	$219.4

In February 2008, the Company entered into a credit agreement (the “Credit Agreement”), with a syndicate of lenders that provided for a revolving credit line with a maximum commitment of $230 million and a term loan facility of $150 million. The outstanding principal under the term loan is payable in quarterly installments through December 2012. As of September 30, 2012, amounts outstanding under the term loan were $37.5 million.  Borrowings under the Credit Agreement accrue interest, at the Company’s option, at either (i) the higher of the prime rate or the federal funds rate plus 0.50%, or (ii) adjusted LIBOR, plus margins ranging from 0.40% to 1.25% and a facility fee ranging from 0.10% to 0.20%.

In May 2011, the Company entered into an amendment to and restatement of the Credit Agreement, referred to as the Amended Credit Agreement. The Company accounted for the amendment as a modification under ASC No. 470, Debt (“ASC No. 470”). The Amended Credit Agreement increases the maximum commitment on the Company’s revolving credit line to $250 million and extends the maturity date to May 2016. Borrowings under the revolving credit line of the Amended Credit Agreement accrue interest, at the Company’s option, at either (a) the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) adjusted LIBOR plus 1.00% or (b) LIBOR, plus margins ranging from 0.80% to 1.65%. There is also a facility fee ranging from 0.20% to 0.35%. The Amended Credit Agreement had no impact on the maturity or pricing of the Company’s existing term loan. As of September 30, 2012, the weighted average interest rate of borrowings under the term loan of the Amended Credit Agreement was approximately 2.7%.

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

The following is a summary of the maximum commitments and net amounts available to the Company under revolving loans as of September 30, 2012 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
Amended Credit Agreement	1.4%	$250.0	$55.0	$1.2	$193.8
Other revolving loans	—	177.2	—	118.0	59.2
Total revolving loans		$427.2	$55.0	$119.2	$253.0

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

As of September 30, 2012, the Company was in compliance with the covenants of the Amended Credit Agreement and the Note Purchase Agreement.

9.              Derivative Instruments and Hedging Activities

Interest Rate Risks

The Company’s exposure to interest rate risk relates primarily to outstanding variable rate debt and adverse movements in the related short-term market rates. The most significant component of the Company’s interest rate risk relates to amounts outstanding under the Amended Credit Agreement. In April 2008, the Company entered into an interest rate swap arrangement to manage its exposure to interest rate movements and the related effect on its variable rate debt. Under this interest rate swap arrangement, the Company will pay a fixed rate of approximately 3.8% and receive a variable rate based on three month LIBOR. The initial notional amount of this interest rate swap was $90.0 million and it amortizes in proportion to the term debt component of the Amended Credit Agreement through December 2012. At September 30, 2012 and December 31, 2011, the notional amount of this interest rate swap was $22.5 million and $49.5 million, respectively. The Company concluded that this swap met the criteria to qualify as an effective hedge of the variability of cash flows of the interest payments, and accounts for the interest rate swap as a cash flow hedge. Accordingly, the Company reflects changes in the fair value of the effective portion of this interest rate swap in accumulated other comprehensive income, a separate component of shareholders’ equity. Amounts recorded in accumulated other comprehensive income are reclassified to interest and other income (expense), net in the condensed consolidated statement of income and comprehensive income when either the forecasted transaction occurs or it becomes probable that the forecasted transaction will not occur.

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

Buy	Notional Amount in Buy Currency	Sell	Maturity	Notional Amount in U.S. Dollars	Fair Value of Assets	Fair Value of Liabilities
September 30, 2012:
Euro	1.2	Australian Dollars	November 2012 to April 2013	$1.6	$—	$—
Euro	20.4	U.S. Dollars	October 2012 to July 2013	25.3	1.0	0.1
USD	0.4	Euro	October to December 2012	0.4	—	—
Swiss Francs	33.2	U.S. Dollars	October 2012	34.1	1.2	—
U.S. Dollars	0.8	Mexican Pesos	November 2012	0.8	—	—
				$62.2	$2.2	$0.1

December 31, 2011:
Euro	1.5	Australian Dollars	January 2012	$2.1	$—	$0.1
Euro	35.0	U.S. Dollars	January 2012 to October 2012	48.2	—	2.9
Swiss Francs	24.5	U.S. Dollars	January 2012	27.4	—	1.2
U.S. Dollars	2.5	Mexican Pesos	January 2012 to November 2012	2.5	—	—
				$80.2	$—	$4.2

In addition, the Company periodically enters into purchase and sales contracts denominated in currencies other than the functional currency of the parties to the transaction. The Company accounts for these transactions separately valuing the “embedded derivative” component of these contracts. Contracts denominated in currencies other than the functional currency of the transacting parties amounted to $39.7 million for the delivery of products and $8.2 million for the purchase of products at September 30, 2012 and $34.8 million for the delivery of products and $4.9 million for the purchase of products at December 31, 2011. The changes in the fair value of these embedded derivatives are recorded as foreign currency exchange gains/losses in interest and other income (expense), net in the condensed consolidated statements of income and comprehensive income.

Commodity Price Risk Management

The Company has an arrangement with a customer under which it has a firm commitment to deliver copper based superconductors at a fixed price. In order to minimize the volatility that fluctuations in the price of copper have on the Company’s sales of these superconductors, the Company enters into commodity hedge contracts. At September 30, 2012 and December 31, 2011, the Company had fixed price commodity contracts with notional amounts aggregating $4.7 million and $3.9 million, respectively. These transactions do not qualify for hedge accounting and, accordingly, the contracts are recorded at fair value with the corresponding gains and losses recorded to interest and other income (expense), net in the condensed consolidated statements of income and comprehensive income.

The fair value of the derivative instruments described above is recorded in the consolidated balance sheets for the periods as follows (in millions):

		September 30,	December 31,
	Balance Sheet Location	2012	2011
Derivative assets:
Foreign exchange contracts	Other current assets	$2.2	$—
Embedded derivatives in purchase and delivery contracts	Other current assets	$0.8	$0.6
Fixed price commodity contracts	Other current assets	—	0.5

Derivative liabilities:
Interest rate swap contract	Other current liabilities	$0.2	$1.1
Foreign exchange contracts	Other current liabilities	0.1	4.2
Embedded derivatives in purchase and delivery contracts	Other current liabilities	0.3	0.4
Fixed price commodity contracts	Other current liabilities	0.1	0.5

The losses recognized in other comprehensive income related to the effective portion of the interest rate swap designated as a hedging instrument are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest rate swap contract	$—	$—	$(0.2)	$(0.3)

The losses related to the effective portion of the interest rate swap designated as a hedging instrument that were reclassified from other comprehensive income and recognized in net income are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest rate swap contract	$(0.3)	$(0.6)	$(1.2)	$(1.6)

The Company expects $0.2 million of accumulated losses to be reclassified into earnings in the fourth quarter of 2012, when the interest rate swap will be completed.

The Company did not recognize any amounts related to ineffectiveness in the results of operations for the three and nine months ended September 30, 2012 and 2011.

The impact on net income of changes in the fair value of derivative instruments not designated as hedging instruments are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Foreign exchange contracts	$4.5	$(0.2)	$6.3	$(0.4)
Commodity contracts	0.3	—	(0.1)	—
Embedded derivatives	(0.6)	0.8	0.3	1.3
Income (expense), net	$4.2	$0.6	$6.5	$0.9

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

The income tax provision for the three months ended September 30, 2012 and 2011 was $17.7 million and $19.3 million, respectively, representing effective tax rates of 30.7% and 49.0%, respectively. The income tax provision for the nine months ended September 30, 2012 and 2011 was $38.9 million and $38.7 million, respectively, representing effective tax rates of 37.5% and 41.6%, respectively.

The Company’s effective tax rate generally reflects the tax provision for non-U.S. entities only. A full valuation allowance is maintained against all U.S. deferred tax assets, including U.S. net operating losses and tax credits, until evidence exists that it is more likely than not that the loss carryforward and credit amounts will be utilized to offset U.S. taxable income. The Company’s tax rate may change over time as the amount or mix of income and taxes outside the U.S. changes. The effective tax rate for the nine months ended September 30, 2012 is affected by the impact of changes to the valuation allowance, and changes in the mix of the Company’s pre-tax income and losses among jurisdictions with varying statutory tax rates and credits.

The Company has unrecognized tax benefits of approximately $37.3 million as of September 30, 2012, of which $28.6 million, if recognized, would result in a reduction of the Company’s effective tax rate. The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes. As of September 30, 2012 and December 31, 2011, approximately $5.7 million and $5.6 million, respectively, of accrued interest and penalties related to uncertain tax positions was included in other current liabilities on the unaudited condensed consolidated balance sheets. Penalties and interest related to unrecognized tax benefits in the provision for income taxes of $(0.1) million and $0.3 million were recorded during the three months ended September 30, 2012 and 2011, respectively, and $0.1 million and $0.7 million were recorded during the nine months ended September 30, 2012 and 2011, respectively.

The Company files returns in many foreign and state jurisdictions with varying statutes of limitations and considers Germany, the United States and Switzerland to be its significant tax jurisdictions. The tax years 2003 to 2011 are open tax years in these major taxing jurisdictions. One of the Company’s Swiss entities is currently being audited for the tax years 2003-2006 and the audit is expected to be completed in the fourth quarter of 2012. In addition, all of the Company’s significant German subsidiaries are under tax audit for the years 2003-2008 and these audits are expected to be completed in the fourth quarter of 2012.

11.       Commitments and Contingencies

Legal

Lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. The Company believes the outcome of these proceedings, individually and in the aggregate, will not have a material impact on the Company’s financial position or results of operations. As of September 30, 2012 and December 31, 2011, no accruals have been recorded for such potential contingencies.

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

Letters of Credit and Guarantees

At September 30, 2012 and December 31, 2011, the Company had bank guarantees of $119.2 million and $115.4 million, respectively, for its customer advances. These arrangements guarantee the refund of advance payments received from customers in the event merchandise is not delivered in compliance with the terms of the contract. Certain of these guarantees affect the availability of the Company’s lines of credit.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Consolidated net income	$39.9	$20.1	$64.9	$54.4
Foreign currency translation adjustments	11.9	(52.0)	(4.0)	9.2
Unrealized losses on interest rate swap:
Unrealized holding losses arising during the period	—	—	(0.2)	(0.3)
Less reclassification adjustments for settlements included in the determination of net income	0.2	0.6	1.1	1.6
Pension liability adjustments	(0.2)	1.6	0.1	(0.6)
Net comprehensive income (loss)	51.8	(29.7)	61.9	64.3
Less: Comprehensive income (loss) attributable to noncontrolling interests	0.1	—	0.2	0.1
Comprehensive income (loss) attributable to Bruker Corporation	$51.7	$(29.7)	$61.7	$64.2

13.  Noncontrolling Interests

Noncontrolling interests represent the minority shareholders’ proportionate share of the Company’s majority owned subsidiaries. The following table sets forth the changes in noncontrolling interests (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance at beginning of period	$2.9	$3.3	$3.4	$2.7
Net income	0.2	0.3	0.2	1.2
Foreign currency translation adjustments	(0.1)	—	—	0.1
Cash payments to noncontrolling interests	—	—	(0.6)	(0.4)
Balance at end of period	$3.0	$3.6	$3.0	$3.6

14.  Other Charges

The components of other charges were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Professional fees incurred in connection with internal investigation	$3.5	$2.0	$8.2	$3.2
Factory relocation costs	0.3	—	1.4	—
Acquisition-related charges (income)	(1.3)	0.3	(0.1)	0.9
Transition-related charges incurred in connection with acquired businesses	—	0.3	—	3.0
Other charges	—	0.3	—	0.3
	$2.5	$2.9	$9.5	$7.4

15.  Interest and Other Income (Expense), Net

The components of interest and other income (expense), net, were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest income	$0.2	$0.2	$0.5	$0.6
Interest expense	(3.6)	(1.7)	(10.7)	(4.8)
Exchange gains (losses) on foreign currency transactions	(2.1)	3.0	(4.2)	(3.7)
Gain on disposal of business	2.2	—	2.2	—
Other	0.6	0.4	(0.8)	(0.9)
Interest and other income (expense), net	$(2.7)	$1.9	$(13.0)	$(8.8)

16.       Business Segment Information

The Company has determined that it has four operating segments based on the information reviewed by the Chief Operating Decision Maker, representing each of its four groups or divisions: Bruker BioSpin group, Bruker CALID group, Bruker MAT group, and Bruker Energy & Supercon Technologies division. The Bruker BioSpin group is in the business of designing, manufacturing and distributing enabling life science tools based on magnetic resonance technology. The Bruker CALID group combines the Bruker Daltonics Life-Science and Clinical, Chemical and Applied Markets, Bruker Detection and Bruker Optics divisions and is in the business of designing, manufacturing, and distributing mass spectrometry and chromatography instruments and solutions for life sciences, including proteomics, metabolomics, and clinical research applications. Our mass spectrometry and chromatography instruments also provide solutions for applied markets that include food safety, environmental analysis and petrochemical analysis. Bruker CALID also designs, manufactures, and distributes various analytical instruments for CBRNE detection and research, as well as analytical, research and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy technologies. The Bruker MAT group is in the business of manufacturing and distributing advanced X-ray, spark-optical emission spectroscopy, atomic force microscopy and stylus and optical metrology instrumentation used in non-destructive molecular, materials and elemental analysis. The Bruker Energy & Supercon Technologies division is in the business of developing and producing low temperature superconductor and high temperature superconductor materials for use in advanced magnet technology and energy applications as well as linear accelerators, accelerator cavities, insertion devices, superconducting fault current limiters, other accelerator components and specialty superconducting magnets for physics and energy research and a variety of other scientific applications.

The Company’s reportable segments are organized by the types of products and services provided. The Company has combined the Bruker BioSpin, Bruker CALID and Bruker MAT operating segments into the Scientific Instruments reporting segment because each has similar economic characteristics, product processes and services, types and classes of customers, methods of distribution and regulatory environments.

Management evaluates segment operating performance and allocates resources based on operating income (loss). The Company uses this measure because it helps provide an understanding of its core operating results. Selected business segment information is presented below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Scientific Instruments	$408.9	$394.6	$1,184.0	$1,108.3
Energy & Supercon Technologies	42.4	27.7	98.4	79.8
Eliminations (a)	(3.5)	(3.9)	(8.3)	(11.5)
Total revenue	$447.8	$418.4	$1,274.1	$1,176.6

Operating Income (Loss):
Scientific Instruments	$48.0	$41.3	$106.3	$107.3
Energy & Supercon Technologies	14.4	(3.3)	13.4	(3.6)
Corporate, eliminations and other (b)	(2.1)	(0.5)	(2.9)	(1.8)
Total operating income	60.3	37.5	116.8	101.9
Interest and other income (expense), net	(2.7)	1.9	(13.0)	(8.8)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	$57.6	$39.4	$103.8	$93.1

(a)	Represents product and service revenue between reportable segments.
(b)	Represents corporate costs and eliminations not allocated to the reportable segments.

Total assets by segment are as follows (in millions):

	September 30,	December 31,
	2012	2011
Assets:
Scientific Instruments	$1,739.4	$1,675.0
Energy & Supercon Technologies	127.2	104.4
Eliminations and other (a)	(66.6)	(68.9)
Total assets	$1,800.0	$1,710.5

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

•                  Results of operations. This section provides our analysis of the significant line items on our unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011.

•                  Liquidity and capital resources. This section provides an analysis of our liquidity and cash flow and discussions of our outstanding debt and commitments.

•                  Recent accounting pronouncements. This section provides information about new accounting standards that have been issued but for which adoption is not yet required.

EXECUTIVE OVERVIEW

Business Overview

Bruker Corporation and its wholly-owned subsidiaries design, manufacture, service and market proprietary life science and materials research systems based on our technology platforms, including magnetic resonance technologies, mass spectrometry technologies, chromatography technologies, X-ray technologies, spark-optical emission spectroscopy, atomic force microscopy, stylus and optical metrology technology and infrared and Raman molecular spectroscopy technologies. We sell a broad range of field analytical systems for chemical, biological, radiological, nuclear and explosive, or CBRNE, detection. We also develop and manufacture low temperature and high temperature superconducting wire products and superconducting wire and superconducting devices for use in advanced magnet technology, physics research and energy applications. Our diverse customer base includes life science, pharmaceutical, biotechnology and molecular diagnostic research companies, academic institutions, advanced materials and semiconductor industries and government agencies. Our corporate headquarters are located in Billerica, Massachusetts. We maintain major technical and manufacturing centers in Europe and North America and we have sales offices located throughout the world.

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

We are organized into four operating segments: Bruker BioSpin group, Bruker CALID group, Bruker MAT group, and Bruker Energy & Supercon Technologies division. The Bruker BioSpin group is in the business of designing, manufacturing and distributing life science tools based on magnetic resonance technology. The Bruker CALID group combines the Bruker Daltonics Life-Science and Clinical, Chemical and Applied Markets, Bruker Detection and Bruker Optics divisions and is in the business of designing, manufacturing, and distributing mass spectrometry and chromatography instruments and solutions for life sciences, including proteomics, metabolomics, and clinical research applications. Our mass spectrometry and chromatography instruments also provide solutions for applied markets that include food safety, environmental analysis and petrochemical analysis. The Bruker CALID group also designs, manufactures, and distributes various analytical instruments for CBRNE detection and research, as well as analytical, research and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy technologies. The Bruker MAT group is in the business of designing, manufacturing, and distributing advanced X-ray, combustion analysis, atomic force microscopy, and stylus and optical metrology instrumentation used in molecular, materials, and elemental analysis.  The Bruker Energy & Supercon Technologies division is in the business of developing and producing superconducting materials and devices based primarily on metallic low temperature superconductors and ceramic high temperature superconductors with applications in renewable energy, energy infrastructure, medical imaging and life science analytics and ‘‘big science’’ research, which typically consists of large scale projects funded by a government or a group of governments.

For financial reporting purposes, we combine the Bruker BioSpin, Bruker CALID and Bruker MAT operating segments into the Scientific Instruments reporting segment because each has similar economic characteristics, product processes and services, types and classes of customers, methods of distribution, and regulatory environments. As such, management reports its financial results based on the following segments:

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

Financial Overview

For the three months ended September 30, 2012, our revenue increased by $29.4 million, or 7.0%, to $447.8 million, compared to $418.4 million for the comparable period in 2011. Included in this change in revenue is a decrease of approximately $33.3 million from the impact of foreign exchange due to the strengthening of the U.S. Dollar versus the Euro and other foreign currencies and an increase of approximately $5.1 million attributable to our recent acquisitions. Excluding the effect of foreign exchange and our recent acquisitions, revenue increased by $57.6 million, or 13.8%. The increase in revenue, excluding the effect of foreign exchange and acquisitions, is attributable to both the Scientific Instruments segment, which increased by $37.6 million, or 9.5%, and the Energy & Supercon Technologies segment, which increased by $20.1 million, or 72.6%. Revenue in the Scientific Instruments segment reflects an increase in sales from many of our core technologies, particularly nuclear magnetic resonance products and mass spectrometry. Revenues in the Energy & Supercon Technologies segment increased primarily due to $16.4 million of license revenue recognized during the three months ended September 30, 2012 on the sale of technology.

For the nine months ended September 30, 2012, our revenue increased by $97.5 million, or 8.3%, to $1,274.1 million, compared to $1,176.6 million for the comparable period in 2011. Included in this change in revenue is a decrease of approximately $66.9 million from the impact of foreign exchange due to the strengthening of the U.S. Dollar versus the Euro and other foreign currencies and an increase of approximately $15.9 million attributable to our recent acquisitions. Excluding the effect of foreign exchange and our recent acquisitions, revenue increased by $148.5 million, or 12.6%. The increase in revenue on an adjusted basis is attributable to both the Scientific Instruments segment, which increased by $117.4 million, or 10.6%, and the Energy & Supercon Technologies segment, which increased by $28.3 million, or 35.5%. Revenue in the Scientific Instruments segment reflects an increase in sales from many of our core technologies, particularly nuclear magnetic resonance products, mass spectrometry and X-ray. Revenues in the Energy & Supercon Technologies segment increased primarily due to recognition of license revenue on the sale of technology.  In addition, revenue benefitted from higher demand for low temperature superconducting wire.

The mix of products sold in the Scientific Instruments segment during the first nine months of 2012 reflects increased demand from academic, government and industrial customers. We attribute the increase in sales to academic and government customers to increased spending from these customers and to new product introductions. The improvement in revenues from our industrial customers reflects continued growth in these end markets and our new product introductions.

Though we recognized increased revenue in 2012 on both a quarter-over-quarter and year-over-year basis, during the latter part of the second quarter we began to see a softening in demand, particularly in Europe, which continued in the third quarter.  We also noted a weakening in global industrial and applied markets and as well as in the semiconductor and data storage metrology markets.  We are uncertain whether the recent market conditions will continue or how our revenue derived from those market segments may be affected.

Gross profit for the three months ended September 30, 2012 was $210.6 million compared to $189.4 million for the three months ended September 30, 2011. Our gross profit margin for the three months ended September 30, 2012 was 47.0%, compared with 45.3% for the three months ended September 30, 2011. Excluding the effects of acquisition-related inventory and fixed asset charges, amortization of acquisition-related intangible assets and restructuring charges totaling, in the aggregate, $5.8 million and $5.5 million for the three months ended September 30, 2012 and 2011, respectively, gross profit margins increased to 48.3% for the three months ended September 30, 2012 compared with 46.6% for the three months ended September 30, 2011. Gross profit for the nine months ended September 30, 2012 was $589.2 million compared to $534.8 million for the nine months ended September 30, 2011. Our gross profit margin for the nine months ended September 30, 2012 was 46.2%, compared with 45.5% for the three months ended September 30, 2011. Excluding the effects of inventory and fixed asset charges, amortization of acquisition-related intangible assets and restructuring charges totaling, in the aggregate, $17.2 million and $21.4 million for the nine months ended September 30, 2012 and 2011, respectively, gross profit margins increased to 47.6% for the nine months ended September 30, 2012 compared with 47.3% for the nine months ended September 30, 2011.

The increase in gross profit margins in the three and nine months ended September 30, 2012 was driven by recognizing license revenue on the sale of technology in the Energy & Supercon Technologies segment, which had minimal cost of revenue, and sales of our newly introduced products which carry higher gross margins than our previous generations of products. Offsetting these increases were increasing pricing pressures in certain markets, changes in the mix of products and our chemical analysis business contributing lower gross profit margins due to higher production costs.

Selling, general and administrative expenses and research and development expenses increased to $147.8 million, or 33.0% of revenue, in the three months ended September 30, 2012 from $145.6 million, or 34.8% of revenue, for the three months ended September 30, 2011. Selling, general and administrative expenses and research and development expenses increased to $462.9 million, or 36.3% of revenue, in the nine months ended September 30, 2012 from $422.1 million, or 35.9% of revenue, for the nine months ended September 30, 2011. The increase in selling, general and administrative expenses and research and development expenses in 2012 is driven by increases in headcount from our recent acquisitions and increases in headcount to support planned revenue growth in our existing businesses.

Income from operations for the three months ended September 30, 2012 was $60.3 million, resulting in an operating margin of 13.5%, compared to income from operations of $37.5 million, resulting in an operating margin of 9.0%, for the comparable period in 2011. Income from operations for the nine months ended September 30, 2012 was $116.8 million, resulting in an operating margin of 9.2%, compared to income from operations of $101.9 million, resulting in an operating margin of 8.7%, for the comparable period in 2011. The increase in operating margin was largely due to the recognition of license revenue on the sale of technology in the Energy & Supercon Technologies segment.

Included in income from operations are various charges for inventory write-downs, amortization of acquisition-related intangible assets and other acquisition-related costs, deferred offering costs that have been written off, legal and other professional service fees related to our internal FCPA investigation, and restructuring and relocation costs totaling, in the aggregate, $9.1 million and $12.6 million for the three months ended September 30, 2012 and 2011, respectively, and $29.2 million and $34.3 million for the nine months ended September 30, 2012 and September 30, 2011, respectively. Excluding these charges, operating margins were 15.5% and 12.0% for the three months ended September 30, 2012 and 2011, respectively, and 11.5% and 11.6% for the nine months ended September 30, 2012 and 2011, respectively. The increase in adjusted operating margins for the three months ended September 30, 2012 compared to the prior year is primarily due to the license revenue noted above. The decrease in adjusted operating margins for the nine months ended September 30, 2012 compared to the prior year is due to pricing pressures experienced in certain markets in the first half of the year, changes in the mix of products sold and higher operating expenses, offset by the revenue growth noted above, in particular the recognition of the license revenue.

Our effective tax rate for the three months ended September 30, 2012 was 30.7% compared to 49.0% for the comparable period in 2011.  Our effective tax rate for the nine months ended September 30, 2012 was 37.5% compared to 41.6% for the comparable period in 2011. The decrease in the effective tax rate is primarily due to a mix of earnings within certain jurisdictions and the release of valuation allowances related to net operating losses at certain subsidiaries. In addition, during the third quarter of 2011 we recorded additional reserves for certain ongoing tax audits of $2.5 million, increasing the effective tax rate for the three and nine months ended September 30, 2012 by 6.4% and 2.7%, respectively.

Our net income attributable to the shareholders of Bruker Corporation for the three months ended September 30, 2012 was $39.7 million, or $0.24 per diluted share, compared to $19.8 million, or $0.12 per diluted share, for the comparable period in 2011. Our net income attributable to the shareholders of Bruker Corporation for the nine months ended September 30, 2012 was $64.7 million, or $0.39 per diluted share, compared to $53.2 million, or $0.32 per diluted share, for the comparable period in 2011. The increase for the three and nine months ended September 30, 2012 was due to revenue growth and higher gross margins, offset by increases in operating expenses, including higher spending on non-recurring items, and net interest expense.

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

Revenue recognition. We recognize revenue from system sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, title and risk of loss has been transferred to the customer and collectability of the resulting receivable is reasonably assured. Title and risk of loss is generally transferred upon customer acceptance for a system that has been delivered to the customer. When products are sold through an independent distributor or a strategic distribution partner who assumes responsibility for installation, we recognize the system sale when the product has been shipped and title and risk of loss have been transferred to the distributor. Our distributors do not have price protection rights or rights of return; however, our products are typically warranted to be free from defect for a period of one year. Revenue is deferred until cash is received when collectability is not reasonably assured or when the price is not fixed and determinable. For arrangements with multiple elements, we allocate revenue to each element based on their relative selling prices. The relative selling price of each element is based on our vendor specific objective evidence, if available. If vendor specific objective evidence is not available, we use evidence from third-parties or, when third-party evidence is not available, we use management’s best estimate of the selling price. Typically, we cannot ascertain third-party evidence of selling price. When products and services offered do not qualify as separate units of accounting, we recognize revenue upon customer acceptance for a system that has been shipped, installed, and for which the customer has been trained. As a result, the timing of customer acceptance or readiness could cause reported revenues to differ materially from expectations. Revenue from accessories and parts is recognized upon shipment and service revenue is recognized as the services are performed. We also have contracts for which we apply the percentage-of-completion model and completed contract model of revenue recognition. Application of these methods requires us to make reasonable estimates of the extent of progress toward completion of the contract and the total costs we will incur under the contract. Changes in our estimates could affect the timing of revenue recognition.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2012 compared to the Three Months Ended September 30, 2011

Consolidated Results

The following table presents our results for the three months ended September 30, 2012 and 2011 (dollars in millions, except per share data):

	Three Months Ended September 30,
	2012	2011
Product revenue	$378.6	$366.5
Service revenue	50.9	49.8
Other revenue	18.3	2.1
Total revenue	447.8	418.4

Cost of product revenue	205.6	202.6
Cost of service revenue	31.6	26.4
Total cost of revenue	237.2	229.0
Gross profit	210.6	189.4

Operating expenses:
Selling, general and administrative	102.9	102.1
Research and development	44.9	43.5
Write-off of deferred financing costs	—	3.4
Other charges	2.5	2.9
Total operating expenses	150.3	151.9
Operating income	60.3	37.5

Interest and other income (expense), net	(2.7)	1.9
Income before income taxes and noncontrolling interest in consolidated subsidiaries	57.6	39.4
Income tax provision	17.7	19.3
Consolidated net income	39.9	20.1
Net income attributable to noncontrolling interest in consolidated subsidiaries	0.2	0.3
Net income attributable to Bruker Corporation	$39.7	$19.8

Net income per common share attributable to
Bruker Corporation shareholders:
Basic and diluted	$0.24	$0.12

Weighted average common shares outstanding:
Basic	166.0	165.6
Diluted	167.3	166.9

Revenue

For the three months ended September 30, 2012, our revenue increased by $29.4 million, or 7.0%, to $447.8 million, compared to $418.4 million for the comparable period in 2011. Included in this change in revenue is a decrease of approximately $33.3 million from the impact of foreign exchange due to the strengthening of the U.S. Dollar versus the Euro and other foreign currencies and an increase of approximately $5.1 million attributable to our recent acquisitions. Excluding the effect of foreign exchange and our recent acquisitions, revenue increased by $57.6 million, or 13.8%. The increase in revenue, excluding the effect of foreign exchange and acquisitions, is attributable to both the Scientific Instruments segment, which increased by $37.6 million, or 9.5%, and the Energy & Supercon Technologies segment, which increased by $20.1 million, or 72.6%. Revenue in the Scientific Instruments segment reflects an increase in sales from many of our core technologies, particularly nuclear magnetic resonance products and mass spectrometry. Revenues in the Energy & Supercon Technologies segment increased primarily due to $16.4 million of license revenue recognized during the three months ended September 30, 2012 on the sale of technology.

Cost of Revenue

Our cost of product and service revenue for the three months ended September 30, 2012 was $237.2 million, resulting in a gross profit margin of 47.0%, compared to cost of product and service revenue of $229.0 million, resulting in a gross profit margin of 45.3%, for the comparable period in 2011. The increase in cost of revenue is primarily a function of the higher revenues described above. Our cost of revenue for the three months ended September 30, 2012 includes charges of $5.8 million representing the difference between the fair value and the cost of inventories acquired in business combinations and sold during the period, amortization of acquisition-related intangible assets, acquisition-related fixed asset charges and restructuring charges. Our cost of revenue for the three months ended September 30, 2011 includes charges of $5.5 million, representing inventory allowances for the rework of certain specialty magnets that did not meet customer specifications and amortization of acquisition-related intangible assets. Excluding these charges, our gross profit margin for the three months ended September 30, 2012 and 2011 was 48.3% and 46.6%, respectively. The higher gross profit margin, on an adjusted basis, was driven by recognition of license revenue on the sale of technology in the Energy & Supercon Technologies segment, which had minimal cost of revenue, and sales of our newly introduced products which carry higher gross margins than our previous generations of products. Offsetting these increases were increasing pricing pressures in certain markets, changes in the mix of products and our chemical analysis business contributing lower gross profit margins due to higher production costs.

Selling, General and Administrative

Our selling, general and administrative expense for the three months ended September 30, 2012 increased to $102.9 million, or 23.0% of total revenue, from $102.1 million, or 24.4% of total revenue, for the comparable period in 2011. The increase in selling, general and administrative expenses is driven by increases in headcount from our recent acquisitions and increases in headcount to support planned revenue growth in our existing businesses.

Research and Development

Our research and development expense for the three months ended September 30, 2012 increased to $44.9 million, or 10.0% of total revenue, from $43.5 million, or 10.4% of total revenue, for the comparable period in 2011. The increase in research and development expenses is attributable to increases in headcount and material costs to support future product introductions in our existing businesses.

Write-Off of Deferred Offering Costs

In September 2010, we announced plans to sell a minority ownership position in our Bruker Energy and Supercon Technologies Inc. subsidiary (“BEST”) through an initial public offering of the capital stock of BEST. As a result of economic and market factors, the timing of the BEST initial public offering was uncertain and we wrote-off deferred offering costs totaling $3.4 million in the three months ended September 30, 2011.

Other Charges

Other charges were $2.5 million and $2.9 million for the three months ended September 30, 2012 and 2011, respectively.

The charges recorded for the three months ended September 30, 2012 consist of legal and other professional service fees associated with our FCPA internal investigation and two factory relocations that are occurring within the Energy & Supercon Technologies segment, offset by acquisition-related income.

The charges recorded for the three months ended September 30, 2011 relate entirely to the Scientific Instruments segment. Specifically, we incurred $0.6 million of costs in connection with transition service arrangements we entered into with the seller of the nano surfaces business. In addition, we incurred $2.0 million of legal, accounting and professional service fees associated with our FCPA internal investigation and $0.3 million of other charges.

Interest and Other Income (Expense), Net

Interest and other income (expense), net during the three months ended September 30, 2012 was $(2.7) million, compared to $1.9 million for the comparable period of 2011.

During the three months ended September 30, 2012, interest and other income (expense), net consisted primarily of net interest expense of $3.4 million and foreign currency exchange losses of $2.1 million, offset by a $2.2 million gain on the sale of a business. During the three months ended September 30, 2011, the major components within interest and other income (expense), net were foreign currency exchange gains of $3.0 million offset, in part, by net interest expense of $1.5 million.

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

The income tax provision for the three months ended September 30, 2012 was $17.7 million compared to $19.3 million for the three months ended September 30, 2011, representing effective tax rates of 30.7% and 49.0%, respectively. The decrease in the effective tax rate is primarily due to a mix of earnings within certain jurisdictions and the release of valuation allowances at certain subsidiaries. In addition, during the third quarter of 2011 we recorded additional reserves for certain ongoing audits of $2.5 million, increasing the effective tax rate by 6.4%.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests for the three months ended September 30, 2012 was $0.2 million compared to $0.3 million for the comparable period of 2011. The net income (loss) attributable to noncontrolling interests represents the minority shareholders’ proportionate share of the net income (loss) recorded by our majority-owned indirect subsidiaries.

Net Income Attributable to Bruker Corporation

Our net income for the three months ended September 30, 2012 was $39.7 million, or $0.24 per diluted share, compared to $19.8 million, or $0.12 per diluted share for the comparable period in 2011.  The increase was due to higher revenue and gross margins as discussed above, offset by increased operating expenses.

Segment Results

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment (dollars in millions):

	Three Months Ended September 30,			Percentage
	2012	2011	Dollar Change	Change
Scientific Instruments	$408.9	$394.6	$14.3	3.6%
Energy & Supercon Technologies	42.4	27.7	14.7	53.1%
Eliminations (a)	(3.5)	(3.9)	0.4
	$447.8	$418.4	$29.4	7.0%

(a) Represents product and service revenue between reportable segments.

Scientific Instruments Segment Revenues

For the three months ended September 30, 2012, Scientific Instruments segment revenue increased by $14.3 million, or 3.6%, to $408.9 million, compared to $394.6 million for the comparable period in 2011. Included in this change in revenue is a decrease of approximately $28.4 million from the impact of foreign exchange due to the strengthening of the U.S. Dollar versus the Euro and other foreign currencies, and an increase of approximately $5.1 million attributable to our recent acquisitions. Excluding the effect of foreign exchange and acquisitions, revenue increased by $37.6 million, or 9.5%. The increase in revenue reflects an increase in sales from many of our core technologies, particularly nuclear magnetic resonance and mass spectrometry products.

System revenue and aftermarket revenue as a percentage of total Scientific Instruments segment revenue were as follows (dollars in millions):

	Three Months Ended September 30,
	2012		2011
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System revenue	$333.9	81.7%	$306.9	77.8%
Aftermarket revenue	75.0	18.3%	87.7	22.2%
Total revenue	$408.9	100.0%	$394.6	100.0%

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

Energy & Supercon Technologies Segment Revenues

Energy & Supercon Technologies segment revenue increased by $14.7 million, or 53.1%, to $42.4 million for the three months ended September 30, 2012, compared to $27.7 million for the comparable period in 2011. Included in this change in revenue is a reduction of approximately $5.4 million from the impact of foreign exchange due to the strengthening of the U.S. Dollar versus the Euro and other foreign currencies. Excluding the effect of foreign exchange, revenue increased by $20.1 million, or 72.6%. The increase in revenue is primarily attributable to recognition of license revenue on the sale of technology.

System and wire revenue and aftermarket revenue as a percentage of total Energy & Supercon Technologies segment revenue were as follows (dollars in millions):

	Three Months Ended September 30,
	2012		2011
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System and wire revenue	$24.4	57.5%	$25.8	93.1%
Aftermarket revenue	18.0	42.5%	1.9	6.9%
Total revenue	$42.4	100.0%	$27.7	100.0%

System and wire revenue in the Energy & Supercon Technologies segment includes low and high temperature superconducting wire and superconducting devices, including magnets, linear accelerators and radio frequency cavities. Aftermarket revenues in the Energy & Supercon Technologies segment consist primarily of license revenue, sales of Cuponal™, a bimetallic, non-superconducting material we sell to the power and transport industries, and grant revenue.

Income (Loss) from Operations

The following table presents income (loss) from operations and operating margins on revenue by reportable segment (dollars in millions):

	Three Months Ended September 30,
	2012		2011
	Operating Income (Loss)	Percentage of Segment Revenue	Operating Income (Loss)	Percentage of Segment Revenue
Scientific Instruments	$48.0	11.7%	$41.3	10.5%
Energy & Supercon Technologies	14.4	34.0%	(3.3)	(11.9)%
Corporate, eliminations and other (a)	(2.1)		(0.5)
Total operating income	$60.3	13.5%	$37.5	9.0%

(a) Represents corporate costs and eliminations not allocated to the reportable segments.

Scientific Instruments segment income from operations for the three months ended September 30, 2012 was $48.0 million, resulting in an operating margin of 11.7%, compared to income from operations of $41.3 million, resulting in an operating margin of 10.5%, for the comparable period in 2011. Income from operations includes $8.8 million and $9.1 million for the three months ended September 30, 2012 and 2011, respectively, of various charges to inventory, amortization of acquisition-related intangible assets, acquisition-related fixed asset costs and other charges. Excluding these costs, income from operations in the Scientific Instruments segment would have been $56.8 million and $50.4 million, or an operating margin of 13.9% and 12.8%, for the three months ended September 30, 2012 and 2011, respectively. Income from operations increased as a result of the revenue growth noted above, offset by higher operating expenses.

In the third quarter of 2012, gross profit margin in the Scientific Instruments segment increased slightly to 46.9% from 46.8% for the comparable period in 2011. Gross profit margins reflected sales of our newly introduced products which carry higher gross margins than our previous generations of products, offset by increasing pricing pressures in certain markets and lower gross profit margins in our chemical analysis business due to higher production costs.

In the third quarter of 2012, selling, general and administrative expenses and research and development expenses in the Scientific Instruments segment increased to $141.3 million, or 34.6% of segment revenue, from $140.3 million, or 35.6% of segment revenue, for the comparable period in 2011. This increase in dollars is a function of incremental investments in sales and marketing activities and research and development activities; as well as increases in operating expenses related to recent acquisitions. These cost increases related primarily to additional headcount and higher material costs to support future product introductions in our existing businesses.

Energy & Supercon Technologies segment income from operations for the three months ended September 30, 2012 was $14.4 million, resulting in an operating margin of 34.0%, compared to a loss from operations of $3.3 million, resulting in an operating margin of (11.9)%, for the comparable period in 2011. The increase in operating margin is primarily the result of higher revenues, in particular the recognition of license revenue on the sale of technology, offset by higher operating expenses. The increase in operating expenses is a function of incremental investments in sales and marketing activities and research and development activities.

Nine Months Ended September 30, 2012 compared to the Three Months Ended September 30, 2011

Consolidated Results

The following table presents our results for the nine months ended September 30, 2012 and 2011 (dollars in millions, except per share data):

	Nine Months Ended September 30,
	2012	2011
Product revenue	$1,101.0	$1,030.7
Service revenue	150.2	140.2
Other revenue	22.9	5.7
Total revenue	1,274.1	1,176.6

Cost of product revenue	601.5	565.0
Cost of service revenue	83.4	76.8
Total cost of revenue	684.9	641.8
Gross profit	589.2	534.8

Operating expenses:
Selling, general and administrative	317.9	289.6
Research and development	145.0	132.5
Write-off of deferred financing costs	—	3.4
Other charges	9.5	7.4
Total operating expenses	472.4	432.9
Operating income	116.8	101.9

Interest and other income (expense), net	(13.0)	(8.8)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	103.8	93.1
Income tax provision	38.9	38.7
Consolidated net income	64.9	54.4
Net income attributable to noncontrolling interest in consolidated subsidiaries	0.2	1.2
Net income attributable to Bruker Corporation	$64.7	$53.2

Net income per common share attributable to Bruker Corporation shareholders:
Basic and diluted	$0.39	$0.32

Weighted average common shares outstanding:
Basic	165.9	165.4
Diluted	167.3	167.0

Revenue

For the nine months ended September 30, 2012, our revenue increased by $97.5 million, or 8.3%, to $1,274.1 million, compared to $1,176.6 million for the comparable period in 2011. Included in this change in revenue is a decrease of approximately $66.9 million from the impact of foreign exchange due to the strengthening of the U.S. Dollar versus the Euro and other foreign currencies and an increase of approximately $15.9 million attributable to our recent acquisitions. Excluding the effect of foreign exchange and our recent acquisitions, revenue increased by $148.5 million, or 12.6%. The increase in revenue, excluding the effect of foreign exchange and acquisitions, is attributable to both the Scientific Instruments segment, which increased by $117.4 million, or 10.6%, and the Energy & Supercon Technologies segment, which increased by $28.3 million, or 35.5%. Revenue in the Scientific Instruments segment reflects an increase in sales from many of our core technologies, particularly nuclear magnetic resonance products, mass spectrometry and X-ray. Revenues in the Energy & Supercon Technologies segment increased primarily due to $16.4 million of license revenue recognized during the three and nine months ended September 30, 2012 on the sale of technology.  In addition, there was higher demand for low temperature superconducting wire.

Cost of Revenue

Our cost of product and service revenue for the nine months ended September 30, 2012 was $684.9 million, resulting in a gross profit margin of 46.2%, compared to cost of product and service revenue of $641.8 million, resulting in a gross profit margin of 45.5%, for the comparable period in 2011. The increase in cost of revenue is primarily a function of the higher revenues described above. Our cost of revenue for the nine months ended September 30, 2012 includes charges of $17.2 million representing the difference between the fair value and the cost of inventories acquired in business combinations and sold during the period, amortization of acquisition-related intangible assets, acquisition-related fixed asset charges and restructuring charges.  Our cost of revenue for the nine months ended September 30, 2011 includes charges of $21.4 million representing inventory allowances for the rework of certain specialty magnets that did not meet customer specifications, the difference between the fair value and the cost of inventories acquired in business combinations and sold during the period and amortization of acquisition-related intangible assets. Excluding these charges, our gross profit margin for the nine months ended September 30, 2012 and 2011 was 47.6% and 47.3%, respectively. The higher gross profit margin was driven by recognition of license revenue on the sale of technology in the Energy & Supercon Technologies segment which had minimal cost of revenue, and sales of our newly introduced products which carry higher gross margins than our previous generations of products. Offsetting these increases were increasing pricing pressures in certain markets, changes in the mix of products and our chemical analysis business contributing lower gross profit margins due to higher production costs.

Selling, General and Administrative

Our selling, general and administrative expense for the nine months ended September 30, 2012 increased to $317.9 million, or 25.0% of total revenue, from $289.6 million, or 24.6% of total revenue, for the comparable period in 2011. The increase in selling, general and administrative expenses is driven by increases in headcount from our recent acquisitions and increases in headcount to support planned revenue growth in our existing businesses.

Research and Development

Our research and development expense for the nine months ended September 30, 2012 increased to $145.0 million, or 11.4% of total revenue, compared with research and development expense of $132.5 million, or 11.3% of total revenue, for the comparable period in 2011. The increase in research and development expenses is attributable to increases in headcount and material costs to support future product introductions in our existing businesses.

Write-Off of Deferred Offering Costs

In September 2010, we announced plans to sell a minority ownership position in our BEST subsidiary through an initial public offering of the capital stock of BEST. As a result of economic and market factors, the timing of the BEST initial public offering was uncertain and we wrote-off deferred offering costs totaling $3.4 million in the three months ended September 30, 2011.

Other Charges

Other charges were $9.5 million and $7.4 million for the nine months ended September 30, 2012 and 2011, respectively.

The charges recorded for the nine months ended September 30, 2012 consist predominantly of legal and other professional service fees associated with our FCPA internal investigation, and costs related to two factory relocations that are occurring within the Energy & Supercon Technologies segment.

The charges recorded for the nine months ended September 30, 2011 relate entirely to the Scientific Instruments segment. Specifically, we incurred $3.9 million of costs in connection with transition service arrangements we entered into with the sellers of the nano surfaces and chemical analysis businesses. In addition, we incurred $3.2 million of legal, accounting and professional service fees associated with our FCPA internal investigation and $0.3 million of other charges.

Interest and Other Income (Expense), Net

Interest and other income (expense), net during the nine months ended September 30, 2012 was $(13.0) million, compared to $(8.8) million for the comparable period of 2011.

During the nine months ended September 30, 2012, the major components within interest and other income (expense), net were net interest expense of $10.2 million and foreign currency exchange losses of $4.2 million, offset by a $2.2 million gain on the sale of a business during the three months ended September 30, 2012. During the nine months ended September 30,

2011, the major components within interest and other income (expense), net were net interest expense of $4.2 million and foreign currency exchange losses of $3.7 million.

The losses on foreign currency exchange rates in the nine months ended September 30, 2012 were primarily a function of changes in exchange rates of the Euro and Swiss Franc.

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

The income tax provision for the nine months ended September 30, 2012 was $38.9 million compared to $38.7 million for the nine months ended September 30, 2011, representing effective tax rates of 37.5% and 41.6%, respectively. The decrease in the effective tax rate is primarily due to a mix of earnings within certain jurisdictions and the release of valuation allowances at certain subsidiaries. In addition, during the third quarter of 2011 we recorded additional reserves for certain ongoing audits of $2.5 million, increasing the effective tax rate by 2.7%.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests for the nine months ended September 30, 2012 was $0.2 million compared to $1.2 million for the comparable period of 2011. The net income (loss) attributable to noncontrolling interests represents the minority shareholders’ proportionate share of the net income (loss) recorded by our majority-owned indirect subsidiaries.

Net Income Attributable to Bruker Corporation

Our net income for the nine months ended September 30, 2012 was $64.7 million, or $0.39 per diluted share, compared to $53.2 million, or $0.32 per diluted share for the comparable period in 2011. The increase was due to higher revenue and gross margins as discussed above, offset by increased operating expenses.

Segment Results

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment (dollars in millions):

	Nine Months Ended September 30,			Percentage
	2012	2011	Dollar Change	Change
Scientific Instruments	$1,184.0	$1,108.3	$75.7	6.8%
Energy & Supercon Technologies	98.4	79.8	18.6	23.3%
Eliminations (a)	(8.3)	(11.5)	3.2
	$1,274.1	$1,176.6	$97.5	8.3%

(a) Represents product and service revenue between reportable segments.

Scientific Instruments Segment Revenues

For the nine months ended September 30, 2012, Scientific Instruments segment revenue increased by $75.7 million, or 6.8%, to $1,184.0 million, compared to $1,108.3 million for the comparable period in 2011. Included in this change in revenue is a decrease of approximately $57.6 million from the impact of foreign exchange due to the strengthening of the U.S. Dollar versus the Euro and other foreign currencies, and an increase of approximately $15.9 million attributable to our recent acquisitions. Excluding the effect of foreign exchange and our recent acquisitions, revenue increased by $117.4 million, or 10.6%. The increase in revenue, excluding the effect of foreign exchange and acquisitions, reflects an increase in sales from many of our core technologies, particularly nuclear magnetic resonance, mass spectrometry and X-ray products.

System revenue and aftermarket revenue as a percentage of total Scientific Instruments segment revenue were as follows

(dollars in millions):

	Nine Months Ended September 30,
	2012		2011
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System revenue	$963.3	81.4%	$883.3	79.7%
Aftermarket revenue	220.7	18.6%	225.0	20.3%
Total revenue	$1,184.0	100.0%	$1,108.3	100.0%

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

Energy & Supercon Technologies Segment Revenues

Energy & Supercon Technologies segment revenue increased by $18.6 million, or 23.3%, to $98.4 million for the nine months ended September 30, 2012, compared to $79.8 million for the comparable period in 2011. Included in this change in revenue is a reduction of approximately $9.7 million from the impact of foreign exchange due to the strengthening of the U.S. Dollar versus the Euro and other foreign currencies. Excluding the effect of foreign exchange, revenue increased by $28.3 million, or 35.5%. The increase in revenue, on an adjusted basis, is primarily attributable to recognition of license revenue on the sale of technology, as well as higher demand for low temperature superconducting wire.

System and wire revenue and aftermarket revenue as a percentage of total Energy & Supercon Technologies segment revenue were as follows (dollars in millions):

	Nine Months Ended September 30,
	2012		2011
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System and wire revenue	$76.2	77.4%	$73.6	92.2%
Aftermarket revenue	22.2	22.6%	6.2	7.8%
Total revenue	$98.4	100.0%	$79.8	100.0%

System and wire revenue in the Energy & Supercon Technologies segment includes low and high temperature superconducting wire and superconducting devices, including magnets, linear accelerators and radio frequency cavities. Aftermarket revenues in the Energy & Supercon Technologies segment consist primarily of license revenue, sales of Cuponal™, a bimetallic, non-superconducting material we sell to the power and transport industries, and grant revenue.

Income (Loss) from Operations

The following table presents income (loss) from operations and operating margins on revenue by reportable segment (dollars in millions):

	Nine Months Ended September 30,
	2012		2011
	Operating Income (Loss)	Percentage of Segment Revenue	Operating Income (Loss)	Percentage of Segment Revenue
Scientific Instruments	$106.3	9.0%	$107.3	9.7%
Energy & Supercon Technologies	13.4	13.6%	(3.6)	(4.5)%
Corporate, eliminations and other (a)	(2.9)		(1.8)
Total operating income	$116.8	9.2%	$101.9	8.7%

(a) Represents corporate costs and eliminations not allocated to the reportable segments.

Scientific Instruments segment income from operations for the nine months ended September 30, 2012 was $106.3 million, resulting in an operating margin of 9.0%, compared to income from operations of $107.3 million, resulting in an operating margin of 9.7%, for the comparable period in 2011. Income from operations includes $27.6 million and $30.6 million for the nine months ended September 30, 2012 and 2011, respectively, of various charges to inventory, amortization of acquisition-related intangible assets, acquisition-related fixed asset charges, and other charges. Excluding these costs, income from operations in the Scientific Instruments segment would have been $133.9 million and $137.9 million, or an operating margin of 11.3% and 12.4%, for the nine months ended September 30, 2012 and 2011, respectively. Income from operations and operating margins declined as a result of the increased pricing pressure in certain markets, product mix and higher operating expenses offset, in part, by higher revenues.

In the nine months ended September 30, 2012, gross profit margin in the Scientific Instruments segment increased to 47.1% from 47.0% for the comparable period in 2011. Higher gross profit margins resulted primarily from sales of our newly introduced products which carry higher gross margins than our previous generations of products, offset by increasing pricing pressures in certain markets and lower gross profit margins in our chemical analysis business due to higher production costs.

Selling, general and administrative expenses and research and development expenses for nine months ended September 30, 2012 in the Scientific Instruments segment increased to $443.6 million, or 37.5% of segment revenue, from $406.4 million, or 36.7% of segment revenue for the comparable period in 2011. This increase is a function of incremental investments in sales and marketing activities and research and development activities that, as well as increases in operating expenses related to the acquisitions completed in 2011 and 2012. These cost increases primarily relate to additional headcount, higher sales commission expenses as a result of higher revenues and higher material costs.

Energy & Supercon Technologies segment income from operations for the nine months ended September 30, 2012 was $13.4 million, resulting in an operating margin of 13.6%, compared to a loss from operations of $(3.6) million, resulting in an operating margin of (4.5)%, for the comparable period in 2011. The increase in operating margin is primarily the result of higher revenues, in particular the recognition of license revenue on the sale of technology, offset by higher operating expenses. The increase in operating expenses is a function of incremental investments in sales and marketing activities and research and development activities.

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

During the nine months ended September 30, 2012, net cash provided by operating activities was $42.2 million, resulting primarily from $135.5 million of consolidated net income adjusted for non-cash items, partially offset by a $93.3 million increase in working capital. The increase in working capital for the nine months ended September 30, 2012 is primarily the result of an increase in inventory build, partially offset by a decrease in accounts receivable as a result of a focus on collections. During the nine months ended September 30, 2011, net cash used in operating activities was $4.4 million, resulting primarily from an increase in inventory and accounts receivable, offset, in part, by $121.4 million of consolidated net income adjusted for non-cash items.

During the nine months ended September 30, 2012, net cash used in investing activities was $65.7 million, compared to net cash used in investing activities of $39.7 million during the nine months ended September 30, 2011. Cash used in investing activities during the nine months ended September 30, 2012 was attributable to $47.3 million of capital expenditures, net and $21.7 million used for acquisitions, partially offset by $3.3 million received from disposal of a business. Cash used in investing activities during the nine months ended September 30, 2011 was attributable to $38.4 million of capital expenditures, net and $1.3 million used for acquisitions.

During the nine months ended September 30, 2012, net cash provided by financing activities was $33.2 million, compared to net cash provided by financing activities of $10.5 million during the nine months ended September 30, 2011. Cash provided by financing activities during the nine months ended September 30, 2012 was primarily attributable to $240 million of borrowings under the Note Purchase Agreement, offset, in part, by repayments under revolving lines of credit of $161.5 million and net debt repayments under various long-term and short-term arrangements of $45.4 million. Cash provided by financing activities during the nine months ended September 30, 2011 was primarily attributable to $31.0 of borrowings under revolving lines of credit offset, in part, by $21.5 million of net debt repayments.

At September 30, 2012 and December 31, 2011, we had $231.2 million and $212.4 million, respectively, of foreign cash and cash equivalents, most significantly in Germany and Switzerland, compared to a total amount of cash and cash equivalents at September 30, 2012 and December 31, 2011 of $242.1 million and $246.0 million, respectively.  If the cash and cash equivalents held by our foreign subsidiaries are needed to fund operations in the U.S., or we otherwise elect to repatriate the unremitted earnings of our foreign subsidiaries in the form of dividends or otherwise, or if the shares of the subsidiaries were sold or transferred, we would likely be subject to additional U.S. income taxes, net of the impact of any available tax credits, which could result in a higher effective tax rate in the future.  However, since we have significant current investment plans outside the U.S., it is our current intent to indefinitely reinvest unremitted earnings in our foreign subsidiaries.  Further, based on our current plans and anticipated cash needs to fund our U.S. operations, we do not foresee a need to repatriate earnings of our foreign subsidiaries.

At September 30, 2012, we had outstanding debt totaling $336.9 million, consisting of $240.0 million outstanding under the Note Purchase Agreement, $37.5 million outstanding under the term loan component of the Amended Credit Agreement, $55.0 million outstanding under the revolving loan component of the Amended Credit Agreement and $4.4 million under capital lease obligations and other loans. At December 31, 2011, we had outstanding debt totaling $303.1 million, consisting of $82.5 million outstanding under the term loan component of our credit facilities, $216.5 million outstanding under the revolving loan component of our credit facilities and $4.1 million under capital lease obligations.

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

In May 2011, we entered into an amendment and restatement of the Credit Agreement, or the Amended Credit Agreement. The Amended Credit Agreement increases the maximum commitment on our revolving credit line to $250.0 million and extends the maturity date to May 2016. Borrowings under the revolving credit line of the Amended Credit Agreement accrue interest, at our option, at either (a) the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) adjusted LIBOR plus 1.00% or (b) LIBOR, plus margins ranging from 0.80% to 1.65%.  There is also a facility fee ranging from 0.20% to 0.35%. The Amended Credit Agreement had no impact on the maturity or pricing of our existing term loan. As of September 30, 2012, the weighted average interest rate of borrowings under the term loan of the Amended Credit Agreement was approximately 2.7%.

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

Other revolving loans are with various financial institutions located primarily in Germany, Switzerland and France. The following is a summary of the maximum commitments and net amounts available to the Company under revolving loans as of September 30, 2012 (dollars in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
Amended Credit Agreement	1.4%	$250.0	$55.0	$1.2	$193.8
Other revolving loans	—	177.2	—	118.0	59.2
Total revolving loans		$427.2	$55.0	$119.2	$253.0

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

As of September 30, 2012, we were in compliance with the covenants of the Amended Credit Agreement and the Note Purchase Agreement.

As of September 30, 2012, we have approximately $54.0 million of German Trade Tax net operating losses that are carried forward indefinitely and U.S. federal and state research and development tax credits of approximately $6.8 million available to offset future tax liabilities that expire through 2021. These U.S. tax credit carryforwards are subject to limitations under provisions of the Internal Revenue Code.

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

Impact of Foreign Currencies

We generate a substantial portion of our revenues in international markets, principally Germany and other countries in the European Union, Switzerland and Japan, which exposes our operations to the risk of exchange rate fluctuations. The impact of currency exchange rate movements can be positive or negative in any period. Our costs related to sales in foreign currencies are largely denominated in the same respective currencies, limiting our transaction risk exposure. However, for sales not denominated in U.S. Dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. Dollars, it will require more of the foreign currency to equal a specified amount of U.S. Dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. Dollars than we did before the rate increase went into effect. If we price our products in U.S. Dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. Dollar could result in our prices not being competitive in a market where business is transacted in the local currency. Changes in foreign currency exchange rates decreased our revenue for the nine months ended September 30, 2012 by approximately 5.7% and increased our revenue for the nine months ended September 30, 2011 by approximately 8.1%.

Assets and liabilities of our foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using period-end exchange rates. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a separate component of shareholders’ equity. We recorded net gains (losses) from currency translation adjustments of $11.9 million and $(52.0) million for the three months ended September 30, 2012 and 2011, respectively, and $(4.0) million and $9.2 million for the nine months ended September 30, 2012 and 2011, respectively. Gains and losses resulting from foreign currency transactions are reported in interest and other income (expense), net in the consolidated statements of income and comprehensive income. Our foreign exchange gains (losses), were $(2.1) million and $3.0 million for the three months ended September 30, 2012 and 2011, respectively, and were $(4.2) million and $(3.7) million for nine months ended September 30, 2012 and 2011, respectively.

From time to time, we have entered into foreign currency contracts in order to minimize the volatility that fluctuations in exchange rates have on our cash flows related to purchases and sales denominated in foreign currencies. Under these arrangements, we agree to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates, typically with maturities of less than twelve months. These transactions do not qualify for hedge accounting and, accordingly, the instrument is recorded at fair value with the corresponding gains and losses recorded in interest and other income (expense), net in the consolidated statements of income and comprehensive income. At September 30, 2012 and December 31, 2011, we had foreign currency contracts with notional amounts aggregating $62.2 million and $80.2 million, respectively. We will continue to evaluate our currency risks and in the future may utilize foreign currency contracts more frequently as part of a transactional hedging program.

Impact of Interest Rates

We regularly invest excess cash in short-term investments that are subject to changes in interest rates. We believe that the market risk arising from holding these financial instruments is minimal because of our policy of investing in short-term financial instruments issued by highly rated financial institutions.

Our exposure related to adverse movements in interest rates is derived primarily from outstanding floating rate debt instruments that are indexed to short-term market rates. Our objective in managing our exposure to interest rates is to decrease the volatility that changes in interest rates might have on our earnings and cash flows. To achieve this objective we have entered into an interest rate swap. A 10% increase or decrease in the average cost of our variable rate debt would not result in a material change in interest expense because we have determined that the interest rate swap is an effective hedge of the variability of cash flows of the interest payments. Under our interest rate swap arrangement we pay a fixed interest rate of approximately 3.8% and receive a variable interest rate based on three month LIBOR through December 31, 2012. The initial notional amount of this interest swap was $90.0 million and amortizes in proportion to the term debt component of our Amended Credit Agreement. At September 30, 2012 and December 31, 2011, the outstanding notional amount of this swap was $22.5 million and $49.5 million, respectively.

Impact of Commodity Prices

We are exposed to certain commodity risks associated with prices for various raw materials. The prices of copper and certain other raw materials, particularly niobium, used to manufacture superconductors have increased significantly over the last decade. Copper and niobium tin are the main components of low temperature superconductors and continued commodity price increases for copper and niobium as well as other raw materials may negatively affect our profitability. Periodically, we enter into commodity forward purchase contracts to minimize the volatility that fluctuations in the price of copper have on our sales of these products. At September 30, 2012 and December 31, 2011, we had fixed price commodity contracts with notional amounts aggregating $4.7 million and $3.9 million, respectively. We will continue to evaluate our commodity risks and may utilize commodity forward purchase contracts more frequently in the future.

Inflation

We do not believe inflation had a material impact on our business or operating results during any of the periods presented.

ITEM 4.        CONTROLS AND PROCEDURES

We have established disclosure controls and procedures that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) by others within our organization. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2012. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the third quarter of 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2012	—	$—	—	—
August 1 - August 31, 2012	—	—	—	—
September 1 - September 30, 2012	200,000	13.00	—	—
	200,000	$13.00	—	—

The purchases were made by Frank H. Laukien, the Company’s Chief Executive Officer and Chairman of the Board of Directors, and Joerg C. Laukien, a member of the Company’s Board of Directors. Shares were purchased in private transactions previously disclosed on Forms 4 filed with the U.S. Securities and Exchange Commission.

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
101

The following materials from the Bruker Corporation Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) Notes to the Condensed Consolidated Financial Statements(2)(3)

(1)         Filed herewith.

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

BRUKER CORPORATION

Date: November 8, 2012	By:	/s/ FRANK H. LAUKIEN, PH.D.
Frank H. Laukien, Ph.D. President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 8, 2012	By:	/s/ CHARLES F. WAGNER, JR.
Charles F. Wagner, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)