Form 10-K
period 2012-12-31
BRUKER CORP
filed 2013-02-28
CIK 1109354

Use these links to rapidly review the document

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the fiscal year ended December 31, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2012 (the last business day of the registrant's most recently completed second fiscal quarter) was $1,136,940,280, based on the reported last sale price on the Nasdaq Global Select Market. This amount excludes an aggregate of 80,842,761 shares of common stock held by officers and directors and each person known by the registrant to own 10% or more of the outstanding common stock of the registrant as of June 30, 2012. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant. The number of shares of the registrant's common stock outstanding as of February 21, 2013 was 166,627,477.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the information required by Part III of this report (Items 10, 11, 12, 13 and 14) are incorporated by reference from the registrant's definitive Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed within 120 days of the close of the registrant's fiscal year.

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

        References to "we," "us," "our," "management" or the "Company" refer to Bruker Corporation and, in some cases, its subsidiaries, as well as all predecessor entities.

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

PART I

ITEM 1    BUSINESS

Our Business

        We are a global manufacturer of scientific instruments that address the rapidly evolving needs of a diverse array of customers in life science, pharmaceutical, biotechnology, clinical and molecular diagnostics research, as well as in materials and chemical analysis in various industries and government applications. Our technology platforms include magnetic resonance technologies, mass spectrometry technologies, gas chromatography technologies, X-ray technologies, spark-optical emission spectroscopy, atomic force microscopy, stylus and optical metrology technology and infrared and Raman molecular spectroscopy technologies. We manufacture and distribute a broad range of field analytical systems for chemical, biological, radiological, nuclear and explosives, or CBRNE, detection. We also design, manufacture and market high and low temperature superconducting materials and devices based primarily on metallic low temperature superconductors. Our corporate headquarters are located in Billerica, Massachusetts. We maintain major technical and manufacturing centers in Europe, North America, and Japan, and we have sales offices located throughout the world.

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

Business Segments

        We are organized into four operating segments: the Bruker BioSpin group, the Bruker CALID group, the Bruker MAT group, and Bruker Energy & Supercon Technologies division. The Bruker BioSpin group is in the business of designing, manufacturing and distributing enabling life science tools based on magnetic resonance technology. The Bruker CALID group combines the Bruker Daltonics, Bruker Chemical and Applied Markets (CAM), Bruker Detection and Bruker Optics divisions and is in the business of designing, manufacturing, and distributing mass spectrometry and chromatography instruments and solutions for life sciences, including proteomics, metabolomics, and clinical research applications. Our mass spectrometry and chromatography instruments also provide solutions for applied markets that include food safety, environmental analysis and petrochemical analysis. Bruker CALID also designs, manufactures, and distributes various analytical instruments for CBRNE detection and research, as well as analytical, research and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy technologies. The Bruker MAT group combines the Bruker AXS, Bruker Nano Surfaces, Bruker Nano Analytics and Bruker Elemental divisions and is in the business of manufacturing and distributing advanced analytical X-ray technologies and spark-optical emission spectroscopy, atomic force microscopy and stylus and optical metrology instrumentation used in non-destructive molecular, materials and elemental analysis. The Bruker Energy & Supercon Technologies division is in the business of developing and producing low temperature superconductor and high temperature superconductor materials for use in advanced magnet technology and energy applications as well as linear accelerators, accelerator cavities, insertion devices, other accelerator components and specialty superconducting magnets for physics and energy research and a variety of other scientific applications.

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

  •
  Energy & Supercon Technologies.  The operations of this segment include the design, manufacture and marketing of superconducting materials, primarily metallic low temperature superconductors, for use in magnetic resonance imaging, nuclear magnetic resonance, fusion energy research and other applications, and ceramic high temperature superconductors primarily for energy technology and magnet research applications. We also design, manufacture, and market normal and superconducting linear accelerators, radio frequency cavities and systems, as well as synchrotron and beamline instrumentation. Typical customers of the Energy & Supercon Technologies segment include companies in the medical industry, private and public research and development laboratories in the fields of fundamental and applied sciences and energy research, academic institutions and government agencies.

Scientific Instruments Segment

        The Bruker BioSpin group manufactures and distributes enabling life science tools based on magnetic resonance technology. Magnetic resonance is a natural phenomenon occurring when a molecule placed in a magnetic field gives off a signature radio frequency. The signature radio frequency is characteristic of the particular molecule and provides a multitude of precise chemical and structural information. Depending on the intended application, we market and sell to our customers a magnetic resonance imaging system, known as pre-clinical MRI; a nuclear magnetic resonance system, known as NMR; or an electron paramagnetic resonance system, known as EPR. Bruker BioSpin also offers high-field OEM MRI magnets to medical device manufacturers. Bruker BioSpin's products, which have particular application in structural proteomics, drug discovery, research, and food and materials science fields, provide customers with the ability to determine the structure, dynamics, and function of specific molecules, such as proteins, and to characterize and determine the composition of mixtures. Customers of our Bruker BioSpin group include pharmaceutical and biotechnology companies, academic institutions, medical schools, other nonprofit laboratories, and government agencies, as well as chemical, food and beverage, and polymer companies.

        The Bruker CALID group manufactures and distributes life-science mass spectrometry instruments that can be integrated and used along with other sample preparation or chromatography instruments, as well as CBRNE detection products. Our mass spectrometers are sophisticated devices that measure the mass or weight of a molecule and can provide accurate information on the identity, quantity, and primary structure of molecules. Mass spectrometry based solutions often combine advanced mass spectrometry instrumentation, automated sampling and sample preparation robots, reagent kits and other disposable products used in conducting tests, or assays, and bioinformatics software. We offer mass spectrometry systems and integrated solutions for applications in multiple existing and emerging life-science markets and chemical and applied markets, including expression proteomics, clinical proteomics, metabolic and peptide biomarker profiling, drug discovery and development, molecular diagnostics research, and molecular and systems biology, as well as basic molecular medicine research and clinical microbiology (for research use only outside the European Union). We also supply various systems based on mass spectrometry, ion mobility spectrometry, infrared spectroscopy, and radiological/nuclear detectors for CBRNE detection in emergency response, homeland security, and defense applications. Bruker CALID also manufactures and distributes research, analytical, and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy technologies. These products are utilized in industry, government, and academia for a wide range of applications and solutions for life science, pharmaceutical, food and agricultural analysis, quality control, and process analysis applications. Infrared and Raman spectroscopy are widely used in both research and industry as simple, rapid, nondestructive, and reliable techniques for applications ranging from basic sample identification and quality control to advanced research. Bruker CALID utilizes Fourier transform and dispersive Raman measurement techniques on an extensive range of laboratory and process spectrometers. The Bruker CALID group's products are complemented by a wide range of sampling accessories and techniques, which include microanalysis, high-throughput screening, and many others, to help users find suitable solutions to analyze their samples effectively. Customers of our Bruker CALID group include pharmaceutical, biotechnology, and diagnostics companies, academic institutions, medical schools, nonprofit or for-profit forensics, food and beverage safety, environmental and clinical microbiology laboratories, and government departments and agencies.

        The Bruker MAT group manufactures and distributes advanced X-ray instruments that use electromagnetic radiation with extremely short wavelengths to determine the characteristics of matter and the three-dimensional structure of molecules. The Bruker MAT product portfolio comprises instruments based on X-ray fluorescence spectroscopy, or XRF, X-ray diffraction, or XRD, and X-ray micro computed tomography, or µCT. Bruker MAT's products also include atomic force microscopy, or AFM, and stylus and optical metrology, or SOM, instrumentation. Such instruments provide atomic or near atomic resolution of surface topography using nano scale probes or white light interferometry. Bruker MAT also manufactures and markets analytical tools for electron microscopes, including energy-dispersive X-ray spectrometers, or EDS, electron backscatter diffraction systems, or EBSD, and micro computed tomography, or µCT accessories, as well as mobile and bench-top micro X-ray fluorescence, or µXRF, and total reflection X-ray fluorescence, or TXRF spectrometers. Additionally, Bruker MAT manufactures and distributes handheld, portable and mobile X-ray fluorescence, or HMP-XRF, spectrometry instruments and spark optical emission spectroscopy, or spark-OES, systems, used to analyze the concentration of elements in metallic samples. The Bruker MAT product portfolio also includes carbon, sulfur, oxygen, nitrogen and hydrogen, or CS/ONH, analyzers based on combustion or heat extraction with infrared and thermal conductivity technology. Using modular platforms, we often combine our technology applications with sample preparation tools, automation, consumables, and data analysis software. These products provide customers with the ability to determine the three-dimensional structure of specific molecules, such as proteins, and to characterize and determine the composition of materials down to the dimensions used in nanotechnology. Customers of our Bruker MAT group include biotechnology and pharmaceutical companies, nanotechnology companies, semiconductor companies, raw material manufacturers, chemical companies, academic institutions, governmental customers, and other businesses involved in materials analysis.

Energy & Supercon Technologies Segment

        Bruker Energy & Supercon Technologies, or BEST, designs, manufactures and markets superconducting materials, primarily metallic low temperature superconductors, for use in magnetic resonance imaging, nuclear magnetic resonance, fusion energy research and other applications. BEST also develops, manufactures and markets ceramic, second generation high temperature superconductors for energy technology and magnet research applications. Additionally, BEST develops, manufactures and markets sophisticated devices and complex tools based primarily on metallic low temperature superconductors that have applications in "big science" research, including radio frequency accelerator cavities and modules, power couplers and linear accelerators. BEST also manufactures and sells non-superconducting high technology tools, such as synchrotron and beamline instrumentation, principally to customers engaged in materials research and "big science" research projects. Additionally, BEST offers non-superconducting CuponalTM materials and wires, based on co-extruded copper and aluminum, used in the power and transportation industries.

Products and Solutions

        We believe that our products and solutions offer the following advantages to our customers:

  •
  high performance and precision;

  •
  integrated solutions for specific applications;

  •
  reliability and increased productivity;

  •
  high-quality results; and

  •
  cost-efficiency.

Scientific Instruments Segment

        Bruker BioSpin systems integrate a radio frequency source and transmitter, one or more sensitive detectors, a magnet sized for the particular application, and operating and analysis software to acquire and analyze radio frequency signatures that are given off when a molecule is placed in a magnetic field. These systems address many of the matter characterization needs of the pharmaceutical and biotechnology industries and also have applications in advanced materials research, materials analysis, and quality control. During 2012, we launched a number of new products in the Bruker BioSpin group, including CMC-assist, the first NMR tool to enable seamless, integrated routine workflow from acquisition to molecular structure report generation, WineScreener, a high-resolution Fourier Transform Nuclear Magnetic Resonance (FT-NMR) based screening system that delivers rapid and cost efficient quantitative targeted and non-targeted statistical analyses of wine, and a Nitrogen Liquefier accessory that allows NMR customers to benefit from significantly extended cryogenic maintenance intervals for improved user convenience, increased flexibility for long-term experiments and lower cost of ownership. We also made a number of extensions to our Prodigy product line and Avance console architecture to improve productivity and quality control. In addition, during 2012 we acquired assets to enhance our in-vivo imaging business.

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

        The Bruker CALID mass spectrometry instruments address a wide range of life sciences applications. Mass spectrometry is the method of choice for protein primary structure analysis, including the determination of amino acid sequence and post-translational modifications and protein quantification. As a result, mass spectrometry is an enabling technology of the expression proteomics laboratory. Mass spectrometers are also increasingly used for the discovery of peptide, protein, or metabolite biomarkers and panels or patterns of biomarkers. These biomarkers can be used for toxicity screening or to assess drug efficacy in pre-clinical trials in pharmaceutical drug development. They are also used in clinical research and validation studies in the emerging field of protein molecular diagnostics. Bruker CALID's research, analytical, and process analysis instruments are used in both research and industry as simple, rapid, nondestructive, and reliable techniques for applications ranging from basic sample identification and quality control to advanced research. The spectrometry product line is complemented by a range of sampling accessories and techniques to help users find the best solution to analyze samples effectively. During 2012, we launched a number of new mass spectrometry and chromatography products, including a new high-temperature electrospray ion source to boost the sensitivity of our mass spectrometers for environmental analysis, food testing and forensics, two new high-performance liquid chromatography triple quadrupole mass spectrometers, new products and applications in our SCION series of gas chromatography-mass spectrometry systems, and enhancement to our Fourier Transform Mass Spectrometry, or FTMS, product line. We also expanded the Fourier Transform Infrared (FT-IR) product line with LUMOS, a fully automated FT-IR microscope that combines high performance for visual inspection and infrared spectral analysis of micro samples with high comfort in use.

        The Bruker CALID group's instruments are based on the following technology platforms:

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

  •
  LC-MS—Liquid chromatography-mass spectrometry systems utilizing triple-quadrupole time-of flight mass spectrometry;

  •
  ICP-MS—Inductively coupled plasma mass spectrometry;

  •
  FT-IR—Fourier transform-infrared spectroscopy;

  •
  NIR—Near-infrared spectroscopy; and

  •
  Raman—Raman spectroscopy.

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

        ESI-TOF mass spectrometers utilize an electrospray ionization process to analyze liquid samples. This ionization process, which does not dissociate the molecules, allows for rapid data acquisition and analysis of large biological molecules. ESI-TOF mass spectrometers are particularly useful for: identification, protein analysis and functional complex analysis in proteomics and protein function; molecular identification in metabonomics, natural product and drug metabolite analysis; combinatorial chemistry high throughput screening; and fast liquid chromatography mass spectrometry, or liquid chromatography mass spectrometry (LC-MS), in drug discovery and development.

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

        ITMS systems collect all ions simultaneously, which improves sensitivity relative to previous quadrupole mass spectrometers. Ion trap mass spectrometers are particularly useful for: sequencing and identification based on peptide structural analysis; quantitative liquid chromatography mass spectrometry; identification of combinatorial libraries; and generally enhancing the speed and efficiency of the drug discovery and development process.

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

        FT-IR mass spectrometers utilize the mid- and far-infrared regions of the electromagnetic spectrum. Our FT-IR systems are commonly used for various quality control and materials research applications.

        NIR mass spectrometers utilize the near-infrared region of the electromagnetic spectrum. Our NIR instruments are primarily used for quality and process control applications in the pharmaceutical, food and agriculture, and chemical industries. The pharmaceutical industry is the leading user of NIR instruments, and applications include quality control, research and development, and process analytical technology. The food and agricultural industry is the second largest user of NIR instrumentation, with an increasing demand for food, forage, and beverage quality control.

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

        We also sell a wide range of portable analytical and bioanalytical detection systems and related products for CBRNE detection. Our customers use these devices for nuclear, biological agent and chemical agent defense applications, anti-terrorism, law enforcement, and process and facilities monitoring. Our CBRNE detection products use many of the same technology platforms as our life science products, as well as additional technologies, including infrared stand-off detection and ion mobility spectrometry, for handheld chemical detectors. We also provide integrated, comprehensive detection suites that include our multiple detection systems, consumables, training, and simulators.

        Bruker MAT's X-ray systems integrate powerful detectors with advanced X-ray sources, computer-controlled positioning systems, sample handling devices, and data collection and analysis software to acquire, analyze and manage elemental and molecular information. These integrated solutions address many of the matter characterization and structure needs of the life science, pharmaceutical, semiconductor, raw materials, and research industries across a broad range of applications. During 2012, we introduced new MICRO products, which are X-ray scattering systems for research, development and quality control in bio-medical and pharmaceutical applications, the S1 TITAN products, which are a series of lightweight handheld XRF tube-based analyzers, and X-ray and AFM semiconductor metrology products to support the industry's transition to larger wafer production. We also introduced additional enhancements in our atomic force microscopy and stylus and optical metrology platforms. In addition, during 2012 we acquired an X-ray micro-computed tomography business, expanding our X-ray imaging business to include 3D technology.

        Bruker MAT systems are based on the following technology platforms:

  •
  XRD—Polycrystalline X-ray diffraction, often referred to as X-ray diffraction;

  •
  XRF—X-ray fluorescence, also called X-ray spectrometry, including handheld XRF systems;

  •
  SC-XRD—Single crystal X-ray diffraction, often referred to as X-ray crystallography;

  •
  µCT—X-ray micro computed tomography;

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

        µCT is X-ray imaging in 3D, by the same method used in hospital CT scans, but on a small scale with massively increased resolution. 3D microscopy allows users to image the internal structure of objects non-destructively on a very fine scale. Bruker µCT is available in a range of easy-to-use desktop instruments, which generate 3D images of the sample's morphology and internal microstructure with resolution down to the sub-micron level. Our µCT systems are used for numerous applications in materials research and in the life sciences industry.

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

        We have well-equipped application and demonstration facilities and qualified application personnel who assist customers and provide product demonstrations in specific application areas. We maintain our primary demonstration facilities at our production facilities as well as in other key market locations.

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

Competition

        Our existing products and solutions and any products and solutions that we develop in the future may compete in multiple, highly competitive markets. In addition, there has been a trend towards consolidation in our industry and many of our competitors have substantially greater financial, technical, and marketing resources than we do. Our competitors may succeed in developing and offering products that could render our products or those of our strategic partners obsolete or noncompetitive. In addition, many of these competitors have significantly more experience in the life sciences, chemical and materials markets. Our ability to compete successfully will depend on our ability to develop proprietary products that reach our target markets in a timely manner and are technologically superior to and/or less expensive, or more cost effective, than products marketed by our competitors. Current competitors or other companies may possess or develop technologies and products that are more effective than ours. Our technologies and products may be rendered obsolete or uneconomical by technological advances or by entirely different approaches developed by one or more of our competitors.

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

Scientific Instruments Segment

        Bruker BioSpin competes with companies that offer magnetic resonance spectrometers, mainly Agilent, JEOL, and Oxford Instruments. Bruker CALID competes with a variety of companies that offer mass spectrometry-based systems. Bruker CALID's competitors in the life science markets and chemical and applied markets include Danaher, Agilent, GE-Healthcare, Waters, Thermo Fisher Scientific, Shimadzu, Hitachi and JEOL. Bruker CALID's CBRNE detection customers are highly fragmented, and we compete with a number of companies in this area, of which the most significant competitor is Smiths Detection. Bruker CALID also competes with a variety of companies that offer molecular spectrometry-based systems, including Thermo Fisher Scientific, PerkinElmer, Agilent, Foss, ABB Bomem, Renishaw, Buchi, Shimadzu, and Jasco. In addition, there are several smaller companies, specializing in various markets, with which we compete frequently. Bruker MAT competes with companies that offer analytical X-ray solutions, OES systems and AFM and SOM systems, primarily Rigaku, Oxford Instruments, Agilent, Thermo Fisher Scientific, Ametek's Spectro and Edax divisions, PANalytical, Jordan Valley and Olympus.

Energy & Supercon Technologies Segment

        BEST competes with Oxford Instruments and Luvata in low temperature superconducting materials. In addition, BEST competes with AMSC, SuperPower (a Furukawa company), Superconductor Technologies Inc., and SuNam Co., Ltd., in the market for second generation high temperature superconducting materials, FMB Oxford in the market for synchrotron beamlines, and Xradia in the market for X-ray microscopes. BEST further competes with Zanon, Mitsubishi Electric and AES in the development and supply of accelerator cavities, with Thales, Toshiba and CPI International in the development and supply of radio frequency couplers, with Mitsubishi Heavy Industries in the development and supply of superconducting accelerator modules and with AES and Thales for electron linear accelerators.

Seasonal Nature of Business

        We experience highly variable and fluctuating revenues in the first three quarters of the year, while our fourth quarter revenues have historically been stronger than the rest of the year.

Manufacturing and Supplies

        Several of our manufacturing facilities are certified under ISO 9001:2008 and ISO 13485, an international quality standard. We manufacture and test our magnetic resonance products at our facilities in Karlsruhe, Germany; Wissembourg, France; Zurich, Switzerland; and Billerica, Massachusetts, U.S.A. We manufacture and test our mass spectrometry products, including CBRNE detection products, at our facilities in Bremen, Germany; Leipzig, Germany; Billerica, Massachusetts, U.S.A.; Fremont, California, U.S.A.; and Goes, Netherlands. We manufacture and test our molecular spectroscopy products at our facilities in Ettlingen, Germany; Billerica, Massachusetts, U.S.A.; and The Woodlands, Texas, U.S.A. We manufacture and test our X-ray, OES and AFM products at our facilities in Karlsruhe, Germany; Berlin, Germany; Kalkar, Germany; Madison, Wisconsin, U.S.A.; Santa Barbara, California, U.S.A.; Kennewick, Washington, U.S.A.; and Yokohama, Japan. We manufacture and test the majority of our energy and superconducting products at our facilities in Hanau, Germany; Bergisch Gladbach, Germany; Cologne, Germany; and Perth, Scotland. Manufacturing processes at our facilities in Europe and California, U.S.A. include all phases of manufacturing, such as machining, fabrication, subassembly, system assembly, and final testing. Our other facilities primarily perform high-level assembly, system integration, and final testing. We typically manufacture critical components in-house to ensure key competence.

        We purchase material and components from various suppliers that are either standard products or built to our specifications. We obtain some of the components included in our products from a limited group of suppliers or from a single-source supplier for items such as charge coupled device area detectors, X-ray tubes, robotics, and infrared optics. Bruker AXS has an ongoing collaboration and joint development project with the Siemens Medical Solutions Vacuum Technology Division in Germany for the development of X-ray tubes. Some Bruker AXS subsidiaries, Bruker Nano GmbH, Bruker Elemental GmbH, and Bruker AXS Handheld Inc., presently procure key X-ray detector chips and certain OES optical detectors and miniaturized X-ray sources from single- source suppliers. In addition, BEST sources niobium titanium and other niobium products from a single supplier.

Research and Development

        We commit substantial capital and resources to internal and collaborative research and development projects in order to provide innovative products and solutions to our customers. We conduct research primarily to enhance system performance and improve the reliability of existing products, and to develop new products and solutions. We expensed $195.3 million, $177.2 million and $141.4 million in 2012, 2011 and 2010, respectively, for research and development purposes. Our research and development efforts are conducted for the relevant products within each of the operating segments, as well as in collaboration on areas such as microfluidics, automation and workflow management software. We have been the recipient of government grants from Germany and the United States for various projects related to early-stage research and development. We have generally retained, at a minimum, non-exclusive rights to any items or enhancements we develop under these grants. The German government requires that we use and market technology developed under grants in order to retain our rights to the technology. We have also accepted some sponsored research contracts from private sources.

Scientific Instruments Segment

        The research and development performed in the Scientific Instruments segment is primarily conducted at our facilities in Bremen, Ettlingen, Karlsruhe and Leipzig, Germany; Faellanden, Switzerland; Wissembourg, France; Billerica, Massachusetts, U.S.A.; Madison, Wisconsin, U.S.A.; Fremont, California, U.S.A.; and Santa Barbara, California, U.S.A.

        The Bruker BioSpin group maintains technical competencies in core magnetic resonance technologies and capabilities, including MRI, NMR, and EPR. Recent projects include the development of solid state Dynamic Nuclear Polarization technologies, an ongoing development that enables gains in sensitivity for NMR, high field EPR instrumentation with dedicated cryogen free magnets, high field magnet technology for preclinical MRI, basic NMR research and quadruple tuned CryoProbes for biological research.

        The Bruker CALID group maintains technical competencies in core mass spectrometry technologies and capabilities, including MALDI, ESI, ICP and EI/CI ion sources; TOF, TOF/TOF, ion traps, FTMS and quadrupole analyzers; bioinformatics; and related software. Recent projects include an integrated multidimensional solution for proteomics that provides enhanced protein identification, structural information and distribution and quantitative information. The Bruker CALID group also developed an automated headspace sampler that compliments its gas chromatography products by allowing analysis of potentially toxic volatile organic compounds. The Bruker CALID group also maintains technical competencies in core vibrational spectroscopy technologies and capabilities, including FT-IR, NIR, and Raman. Recent projects include the LUMOS FT-NIRIR Microscope, which is Bruker Optics' next generation that combines best performance for visual inspection and infrared spectral analysis of pre-calibrated analyzers micro samples with highest comfort in use.

        The Bruker MAT group maintains technical competencies in core X-ray technologies and capabilities, including detectors used to sense X-ray and X-ray diffraction patterns, X-ray sources and optics that generate and focus the X-rays, robotics and sample handling equipment that holds and manipulates the experimental material, and software that generates the structural data. Recent projects include refining next-generation high brilliancy optics and microsources, developing new high-power X-ray sources for X-ray diffraction and protein crystallography applications, developing a TXRF system for trace element analysis in semiconductor metrology, developing a new large solid angle, high-resolution, high-throughput energy dispersive X-ray detector for microanalysis, creating a high sensitivity area detector system, and developing other solution-based technologies and software applications including a product for X-ray scattering investigations of protein crystals. The Bruker MAT group also has leading core competencies in AFM technology with recent innovations including faster scanning and higher resolution imaging and nano-scale electrical and nano-mechanical characterization.

Energy & Supercon Technologies Segment

        The research and development performed in the Energy & Supercon Technologies segment is primarily conducted at our facilities in Hanau, Bergisch Gladbach, Cologne, and Alzenau, Germany.

BEST maintains technical competencies in the production and development of low and high temperature superconducting materials and devices.

Intellectual Property

        Our intellectual property consists of patents, copyrights, trade secrets, know-how, and trademarks. Protection of our intellectual property is a strategic priority for our business because of the length of time and expense associated with bringing new products through the development process and to the marketplace. We have a substantial patent portfolio, and we intend to file additional patent applications as appropriate. We believe our owned and licensed patent portfolio provides us with a competitive advantage. This portfolio permits us to maintain access to a number of key technologies. We license our owned patent rights where appropriate. We intend to enforce our patent rights against infringers, if necessary. The patent positions of life sciences tools companies involve complex legal and factual questions. As a result, we cannot predict the enforceability of our patents with certainty. In addition, we are aware of the existence from time to time of patents in certain countries, which, if valid, could impair our ability to manufacture and sell products in these countries.

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

        Prior to introducing a product in the U.S., our Bruker AXS subsidiary provides notice to the Food and Drug Administration, or FDA, in the form of a Radiation Safety Abbreviated Report, which provides identification information and operating characteristics of the product. If the FDA finds that the report is complete, it provides approval in the form of what is known as an accession number. Bruker AXS may not market a product until it has received an accession number. In addition, Bruker AXS submits an annual report to the FDA that includes the radiation safety history of all products it sells in the U.S. Bruker AXS is required to report to the FDA incidents of accidental exposure to radiation arising from the manufacture, testing, or use of any of its products. Bruker AXS also reports to state governments, which products it sells in their states. For sales in Germany, Bruker AXS registers each system with the local authorities. In some countries where Bruker AXS sells systems, Bruker AXS uses the license we obtained from the federal authorities in Germany to assist it in obtaining a license from the country in which the sale occurs. In addition, as indicated above, we are subject to various other foreign and domestic environmental, health, and safety laws and regulations in connection with our operations. Apart from these areas, we are subject to the laws and regulations generally applicable to businesses in the jurisdictions in which we operate.

        Our Bruker AXS subsidiary possesses low-level radiation materials licenses from the Nuclear Regulatory Commission for its facility in Madison, Wisconsin; from the local radiation safety authority, Gewerbeaufsichtsamt Karlsruhe, for its facility in Karlsruhe, Germany; and from the local radiation safety authority, Kanagawa Prefecture, for its facility in Yokohama, Japan, as well as from various other countries in which it sells its products. Our Bruker Daltonics subsidiary possesses low-level radiation licenses for facilities in Billerica, Massachusetts, and Leipzig, Germany. The U.S. Nuclear Regulatory Commission also has regulations concerning the exposure of our employees to radiation.

Internal Investigation and Compliance Matters

        As previously reported, the Audit Committee of the Company's Board of Directors, assisted by independent outside counsel and an independent forensic consulting firm, conducted an internal investigation in response to anonymous communications received by us alleging improper conduct in connection with the China operations of the Company's Bruker Optics subsidiary. The Audit Committee's investigation, which began in 2011 and was completed in the first quarter of 2012, included a review of compliance by Bruker Optics and its employees in China and Hong Kong with the requirements of the Foreign Corrupt Practices Act ("FCPA") and other applicable laws and regulations.

        The investigation found evidence indicating that payments were made that improperly benefited employees or agents of government-owned enterprises in China and Hong Kong. The investigation also found evidence that certain employees of Bruker Optics in China and Hong Kong failed to comply with the Company's policies and standards of conduct. As a result, we took personnel actions, including the termination of certain individuals. We also terminated our business relationships with certain third party agents, implemented an enhanced FCPA compliance program, and strengthened the financial controls and oversight at our subsidiaries operating in China and Hong Kong. During 2011, we also initiated a review of the China operations of our other subsidiaries, with the assistance of an independent audit firm. On the basis of the review conducted to date, we have identified additional employees in our subsidiaries operating in China who failed to comply with our policies and standards of conduct, and have taken additional personnel actions at certain of our subsidiaries as a result. The review is ongoing and no conclusions can be drawn at this time as to its final outcome.

        We voluntarily contacted the United States Securities and Exchange Commission and the United States Department of Justice in August 2011 to advise both agencies of the internal investigation by the Audit Committee regarding the China operations of our Bruker Optics subsidiary. In October 2011, we also reported the existence of that internal investigation to the Hong Kong Joint Financial Intelligence Unit and Independent Commission Against Corruption ("ICAC"). We have cooperated with the United States federal agencies and Hong Kong government authorities with respect to their inquiries and have provided documents and/or made witnesses available in response to requests from the governmental authorities reviewing this matter. We intend to continue to cooperate with these agencies in connection with their inquiries. At this time we cannot reasonably assess the timing or outcome of these matters or their effect, if any, on our business.

        The FCPA and related statutes and regulations provide for potential monetary penalties as well as criminal and civil sanctions in connection with FCPA violations. It is possible that monetary penalties and other sanctions could be assessed by the U.S. Federal government in connection with these matters. Additionally, to the extent any payments are determined to be illegal by local government authorities, civil or criminal penalties may be assessed by such authorities and our ability to conduct business in that jurisdiction may be negatively impacted. At this time, we cannot predict the extent to which the Securities and Exchange Commission ("SEC"), the Department of Justice ("DOJ"), the ICAC or any other governmental authorities will pursue administrative, civil injunctive or criminal proceedings, the imposition of fines or penalties or other remedies or sanctions. Given the current status of the inquiries from these agencies, we cannot reasonably estimate the possible loss or range of possible loss that may result from any proceedings that may be commenced by the SEC, the DOJ, the ICAC or any other governmental authorities. Accordingly, no provision with respect to such matters has been recorded in the accompanying consolidated financial statements. Any adverse findings or other negative outcomes from any such proceedings could have a material impact on our consolidated financial statements in future periods.

        In the fiscal years ended December 31, 2012 and 2011, $11.1 million and $4.3 million, respectively, was recorded for legal and other professional services incurred related to the internal investigation of these matters.

Working Capital Requirements

        There are no credit terms extended to customers that would have a material adverse effect on our working capital.

        We typically recognize revenue from system sales upon customer acceptance. To effectively operate our business, we are required to hold a significant number of systems that have been shipped to customers but are not yet accepted by the customer, or finished goods in-transit. As a result, a significant percentage of our inventory represents finished goods in-transit. Finished goods in-transit were $93.9 million and $116.8 million at December 31, 2012 and 2011, respectively. We also have well-equipped application and demonstration facilities and qualified application personnel who assist customers and provide product demonstrations in specific application areas. In total, we held $55.0 million and $56.0 million of demonstration inventory at December 31, 2012 and 2011, respectively.

Backlog

        Our backlog consists of firm orders under non-cancellable purchase orders received from customers. Total system backlog at December 31, 2012 and 2011 was $1,035.4 million and $1,086.5 million, respectively. We anticipate that approximately 80% of the backlog as of December 31, 2012 will be filled in 2013. We experience variable and fluctuating revenues in the first three quarters of the year, while our fourth quarter revenues have historically been stronger than the rest of the year. As a result, backlog on any particular date can be indicative of our short-term revenue performance, but is not necessarily a reliable indicator of long-term revenue performance.

Employees

        As of December 31, 2012 and 2011, we had approximately 6,400 and 6,000 full-time employees worldwide, respectively. Of these employees, approximately 1,200 and 1,100 were located in the United States as of December 31, 2012 and 2011, respectively. Our employees in the United States are not unionized or affiliated with any labor organizations. Employees based outside the U.S. are primarily located in Europe. Several of our international subsidiaries are parties to contracts with labor unions and workers' councils. We believe that we have good relationships with our employees and the workers' councils.

        As of December 31, 2012, we had approximately 3,070 employees in production and distribution, 1,560 employees in selling and marketing and 1,090 employees in research and development. As of December 31, 2011, we had approximately 2,930 employees in production and distribution, 1,420 employees in selling and marketing and 1,000 employees in research and development.

Financial Information about Geographic Areas and Segments

        Financial information about our geographic areas and segments may be found in Note 20 to our Financial Statements in this annual report on Form 10-K, included as part of Item 8 to this report, which includes information about our revenues from external customers, measure of profit and total assets by reportable segment.

Available Information

        Our website is located at www.bruker.com. We make available free of charge through this website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act), as soon as reasonably practicable after they are electronically filed with or furnished to the SEC.

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

        As previously reported, the Audit Committee of our Board of Directors, assisted by independent outside counsel and an independent forensic consulting firm, conducted an internal investigation in response to anonymous communications received by the Company alleging improper conduct in connection with the China operations of the Company's Bruker Optics subsidiary. The Audit Committee's investigation, which began in 2011 and was completed in the first quarter of 2012, included a review of compliance by Bruker Optics and its employees in China and Hong Kong with the requirements of the FCPA and other applicable laws and regulations.

        The investigation found evidence indicating that payments were made that improperly benefited employees or agents of government-owned enterprises in China and Hong Kong. The investigation also found evidence that certain employees of Bruker Optics in China and Hong Kong failed to comply with the Company's policies and standards of conduct. As a result, we took personnel actions, including the termination of certain individuals. We also terminated our business relationships with certain third party agents, implemented an enhanced FCPA compliance program, and strengthened the financial controls and oversight at our subsidiaries operating in China and Hong Kong. During 2011, we also initiated a review of the China operations of our other subsidiaries, with the assistance of an independent audit firm. On the basis of the review conducted to date, we have identified additional employees in our subsidiaries operating in China who failed to comply with our policies and standards of conduct, and have taken additional personnel actions at certain of our subsidiaries as a result. The review is ongoing and no conclusions can be drawn at this time as to its final outcome.

        We voluntarily contacted the United States Securities and Exchange Commission and the United States Department of Justice in August 2011 to advise both agencies of the internal investigation by the Audit Committee regarding the China operations of our Bruker Optics subsidiary. In October 2011, we also reported the existence of that internal investigation to the Hong Kong Joint Financial Intelligence Unit and ICAC. We have cooperated with the United States federal agencies and Hong Kong government authorities with respect to their inquiries and have provided documents and/or made witnesses available in response to requests from the governmental authorities reviewing this matter. The Company intends to continue to cooperate with these agencies in connection with their inquiries. At this time we cannot reasonably assess the timing or outcome of these matters or their effect, if any, on the Company's business.

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

        Our revenue from U.S. operations represented approximately 21% and 19% of total consolidated revenue for fiscal 2012 and 2011, respectively. Our revenue from operations in Europe represented 39% and 41% of total consolidated revenue for the corresponding periods. Our revenue from operations in the Asia Pacific region represented 32% and 30% of total consolidated revenue for the respective periods. If economic growth in the U.S. and other countries slows or does not improve, current economic conditions in Europe do not improve or deteriorate further, or if the level of government funding for scientific research is reduced, our current or potential customers may delay or reduce purchases which could, in turn, result in reductions in sales of our products, materially and adversely affecting our results of operations and cash flows.

        Continued volatility and disruption of global financial markets could limit our customers' ability to obtain adequate financing to maintain operations and proceed with planned or new capital spending initiatives, leading to a reduction in sales volume that could materially and adversely affect our results of operations and cash flow. Continuation of an economic downturn may also lead to increased pricing pressure for our products and services and a reduction in our operating margins and profitability. In addition, a decline in our customers' ability to pay as a result of a slow-down in the general global or local economy may lead to increased difficulties in the collection of our accounts receivable, higher levels of reserves for doubtful accounts and write-offs of accounts receivable, and higher operating costs as a percentage of revenues. We cannot predict how current or worsening economic conditions or political instability will affect our customers and suppliers or how any negative impact on our customers and suppliers might adversely impact our business results or financial condition.

We derive a significant portion of our revenue from international sales and are subject to the risks of doing business in foreign countries.

        International sales account and are expected to continue to account for a significant portion of our total revenues. Our revenue from non-U.S. operations represented approximately 79% and 81% of our total consolidated revenue for fiscal 2012 and 2011, respectively. Our international operations are, and will continue to be, subject to a variety of risks associated with conducting business internationally, many of which are beyond our control. These risks, which may adversely affect our ability to achieve and maintain profitability and our ability to sell our products internationally, include:

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

        A significant portion of our business is conducted in currencies other than the U.S. dollar, which is our reporting currency. As a result, currency fluctuations among the U.S. dollar and the currencies in which we do business have caused and will continue to cause foreign currency transaction gains and losses. In addition, currency fluctuations could cause the price of our products to be more or less competitive than our principal competitors' products. Currency fluctuations will increase or decrease our cost structure relative to those of our competitors, which could lessen the demand for our products and affect our competitive position. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates. From time to time we enter into certain hedging transactions and/or option and foreign currency exchange contracts which are intended to offset some of the market risk associated with our sales denominated in foreign currencies. We cannot predict the effectiveness of these transactions or their impact upon our future operating results, and from time to time they may negatively affect our quarterly earnings.

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

If we are not able to successfully integrate the businesses we acquire through mergers, acquisitions or strategic alliances, we may not be able to realize all of the cost savings and other benefits that we expect to result from the transactions and our financial results may be different than expected.

        Our strategy includes expanding our technology base and product offerings through selected mergers, acquisitions and strategic alliances. For example, during fiscal 2012, we completed our acquisitions of SkyScan N.V. and purchased the pre-clinical optical business from Carestream Health, Inc. During fiscal 2011, we closed the acquisitions of Center for Tribology, Inc. and Michrom BioResources Inc. During fiscal 2010, we closed the acquisition of Veeco Metrology, Inc. and purchased from Varian, Inc. the product lines comprising our chemical analysis business. As a result of such transactions, our financial results may differ from our own or the investment community's expectations in a given fiscal quarter, or over the long term.

        Successful integration of the businesses we acquire involves a number of risks, including, among others, risks related to:

  •
  coordinating or consolidating geographically separate organizations and integrating personnel with different business backgrounds and corporate cultures;

  •
  integrating previously autonomous departments in sales and marketing, distribution, and accounting and administrative functions, and information and management systems;

  •
  diversion of resources and management time;

  •
  disruption of our ongoing business;

  •
  potential impairment of relationships with customers as a result of changes in management or otherwise arising out of such transactions; and

  •
  retention of key employees of the acquired businesses within the first 1-2 years after the acquisition, including the risk that they may compete with us subsequently.

        We may have difficulty developing, manufacturing and marketing the products of a newly acquired company or business in a way that enhances the performance of our combined businesses or product lines. As a result, we may not realize the value from expected synergies.

If we are unable to make or complete future mergers, acquisitions or strategic alliances as a part of our growth strategy, our business development may suffer.

        Our growth strategy includes expanding through selected mergers, acquisitions and strategic alliances. However, we may not be able to find attractive candidates, or enter into mergers, acquisitions or strategic alliances on terms that are favorable to us, or successfully integrate the operations of companies that we acquire. If we fail to execute mergers, acquisitions and strategic alliances, our technology base may not expand as quickly and efficiently as possible. Without such complementary growth from selected mergers, acquisitions and strategic alliances, our ability to keep up with the evolving needs of the markets we serve and to meet our future performance goals could be adversely affected. In addition, we may compete with other companies for these merger, acquisition or strategic alliance candidates, which could make such a transaction more expensive for us.

It may be difficult for us to implement our strategies for improving margins, profitability and cash flow.

        We are pursuing a number of strategies to improve our financial performance, including in 2013 closing certain facilities within our CAM and Bruker Energy & Supercon Technologies divisions, and various outsourcing initiatives. We may not be able to successfully implement these strategies, and these strategies may not result in the expected improvement in our margins, profitability or cash flow.

If our products fail to achieve and sustain sufficient market acceptance across their broad intended range of applications, we will not generate expected revenue.

        Our business strategy depends on our ability to successfully commercialize a broad range of products based on our technology platforms, including magnetic resonance technology, mass spectrometry technology, gas chromatography technology, X-ray technology, spark-OES technology, atomic force microscopy technology, stylus and optical metrology technology, infrared and Raman molecular spectroscopy technology and superconducting magnet technologies for use in a variety of life science, chemistry and materials analysis applications. Some of our products have only recently been commercially launched and have achieved only limited sales to date. The commercial success of our products depends on obtaining and expanding market acceptance by a diverse array of industrial, academic, medical research and governmental customers around the world. We may fail to achieve or sustain substantial market acceptance for our products across the full range of our intended applications or in one or more of our principal intended applications. Any such failure could decrease our sales and revenue. To succeed, we must convince substantial numbers of potential customers to invest in new systems or replace their existing techniques with X-ray, magnetic resonance, mass spectrometry and vibrational spectroscopy techniques employing our systems. Limited funding available for capital acquisitions by our customers, as well as our customers' own internal purchasing approval policies, could hinder market acceptance of our products. Our intended customers may be reluctant to make the substantial capital investment generally needed to acquire our products or to incur the training and other costs involved with replacing their existing systems with our products. We also may not be able to convince our intended customers that our systems are an attractive and cost-effective alternative to other technologies and systems for the acquisition, analysis and management of molecular information. Additionally, if ethical and other concerns surrounding the use of genetic information, gene therapy or genetically modified organisms become widespread, we may have less demand for our products. Because of these and other factors, our products may fail to gain or sustain market acceptance.

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

        We are currently developing a number of new key technologies and products in our operating segments, including new magnet technologies at Bruker BioSpin, new mass spectrometry technologies and applications at Bruker CALID, and new X-ray technologies at Bruker MAT, that may not succeed technically, or may not be able to be manufactured reliably and economically. Any technology, product or manufacturing ramp-up failure could decrease our opportunities for additional revenues and increased margins.

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

We face substantial competition.

        We face substantial competition in a consolidating industry and we expect that competition in all of our markets will increase further. Currently, our principal competition comes from established companies providing products using existing technologies which perform many of the same functions for which we market our products. A number of our competitors have expanded their market share in recent years through business combinations. Other companies also may choose to enter our fields in the future. Our competitors may develop or market products that are more effective or commercially attractive than our current or future products or that may render our products obsolete. Competition has in the past, and is likely in the future, to subject our products to pricing pressure. Many of our competitors have more experience in the market and substantially greater financial, operational, marketing and technical resources than we do which could give them a competitive edge in areas such as research and development, production, marketing and distribution. Our ability to compete successfully will depend, in part, on our ability to develop proprietary products that reach the market in a timely manner and are technologically superior to, less expensive than, or more cost-effective than, other currently marketed products.

If we are unable to recover significant development costs of one or more of our products or product lines, our business, results of operations and financial condition may suffer.

        We offer, and plan to continue to offer, a broad product line and incur and expect to continue to incur substantial expenses for the development of new products and enhanced versions of our existing products. Our business model calls for us to derive a significant portion of our revenues each year from products that did not exist in the previous two years. However, we may experience difficulties which may delay or prevent the successful development, introduction and marketing of new products or product enhancements. The speed of technological change in the markets we serve may prevent us from successfully marketing some or all of our products for the length of time required to recover their often significant development costs. If we fail to recover the development costs of one or more products or product lines, our business, results of operations and financial condition could be harmed.

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

If general healthcare spending patterns decline, our ability to generate revenue may suffer.

        We are dependent, both directly and indirectly, upon general healthcare spending patterns, particularly in the research and development budgets of the pharmaceutical and biotechnology industries, as well as upon the financial condition and funding priorities of various governments and government agencies. Since our inception, both we and our academic collaborators and customers have benefited from various governmental contracts and research grants. Whether we or our academic collaborators will continue to be able to attract these grants depends not only on the quality of our products, but also on general spending patterns of public institutions.

Any reduction in the capital resources or government funding of our customers could reduce our sales and impede our ability to generate revenue.

        A significant portion of our sales are capital purchases by our customers. The spending policies of our customers could have a significant effect on the demand for our products. These policies are based on a wide variety of factors, including the resources available to make purchases, the spending priorities among various types of equipment, policies regarding spending during recessionary periods and changes in the political climate. Any changes in capital spending or changes in the capital budgets of our customers could significantly reduce demand for our products. The capital resources of our life science and other corporate customers may be limited by the availability of equity or debt financing. Any significant decline in research and development expenditures by our life science customers could significantly decrease our sales. In addition, a substantial portion of our sales are to non-profit and government entities, which are dependent on government support for scientific research. Any decline in this support could decrease the ability of these customers to purchase our products.

Disruptions at any of our manufacturing facilities could adversely affect our business.

        We have manufacturing facilities located in the United States, Europe and Japan. Many of our products are developed and manufactured at single locations, with limited alternate facilities. If we experience any significant disruption of those facilities for any reason, such as strikes or other labor unrest, power interruptions, fire, earthquakes, or other events beyond our control, we may be unable to manufacture the relevant products at previous levels or at all. In addition, during 2013 we will be closing facilities within our CAM and Bruker Energy & Supercon Technologies divisions, as well as implementing various outsourcing initiatives. A reduction or interruption in manufacturing could harm our customer relationships, impede our ability to generate revenues from our backlog or obtain new orders and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our operations are dependent upon a limited number of suppliers and contract manufacturers.

        We currently purchase components used in our products from a limited number of outside suppliers. Our reliance on a limited number of suppliers could result in time delays associated with redesigning a product due to an inability to obtain an adequate supply of required components and reduced control over pricing, quality and timely delivery. Any of these factors could adversely affect our revenues and profitability. In particular, our X-ray microanalysis business, which manufactures and sells accessories for electron microscopes, is partially dependent on cooperation from larger manufacturers of electron microscopes. Additionally, our elemental analysis business purchases certain optical detectors from a single supplier, PerkinElmer, Inc., the sole supplier of these detector components. Bruker CALID purchases detectors and power supplies from sole or limited source suppliers and its focal plane array detectors from a single supplier, Lockheed Martin Corporation. Similarly, Bruker BioSpin obtains various components from sole or limited source suppliers and Bruker Energy & Supercon Technologies obtains various raw materials and uses key production equipment from sole or limited source suppliers or subcontractors. There are limited, if any, available alternatives to these suppliers. The existence of shortages of these components or the failure of delivery with regard to these components could have a material adverse effect upon our revenues and margins. In addition, price increases from these suppliers or subcontractors could have a material adverse effect upon our gross margins.

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

Supply shortages and increasing prices of raw materials could adversely affect the gross margins and profitability of our Bruker BioSpin subsidiary, and of our Bruker Energy & Supercon Technologies business.

        The last few years have seen periodic supply shortages and sharp increases in the prices for various raw materials, in part due to high demand from developing countries. Bruker BioSpin and Bruker Energy & Supercon Technologies rely on some of these materials for the production of their products. In particular, for its superconducting magnet production, both for the horizontal and vertical magnet series, Bruker BioSpin relies on the availability of copper, steel and the metallic raw materials for traditional low-temperature superconducting wires. Similarly, Bruker Energy & Supercon Technologies relies on the availability of niobium titanium for its production of low-temperature superconducting materials and devices. Higher prices for these commodities will increase the production cost of superconducting wires and superconducting magnets and may adversely affect gross margins.

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

        The demand for helium has also risen sharply over the last decade, leading to a global supply shortage. The superconducting magnets used in magnetic resonance rely on liquid helium for their operation. High global demand, in combination with periodic supply shortages, has caused prices for liquid helium to rise significantly. This has an adverse effect on the operating costs for magnetic resonance equipment, and may impede sales of superconducting magnets, or of systems that use superconducting magnets, such as our NMR, MRI, certain EPR and FTMS systems. Even if our customer orders are not affected, delayed liquid helium deliveries can lead to delays in systems acceptance, revenue recognition and payment for such magnets or systems which could impact our profitability in any particular period. If limited helium availability continues to drive up pricing, our margins and profitability could be adversely affected.

Our manufacture and sale of products could lead to product liability claims for which we could have substantial liability.

        The manufacture and sale of our products exposes us to product liability claims if any of our products cause injury or are found otherwise unsuitable during manufacturing, marketing, sale or customer use. In particular, if one of our CBRNE detection products malfunctions, this could lead to civilian or military casualties in a time of unrest, exposing us to increased potential for high-profile liability. If our CBRNE detection products malfunction by generating a false-positive to a potential threat, we could be exposed to liabilities associated with actions taken that otherwise would not have been required. Additionally, the nuclear magnetic resonance, research magnetic resonance imaging, Fourier transform mass spectrometry and certain electron paramagnetic resonance magnets of Bruker BioSpin utilize high magnet fields and cryogenics to operate at approximately 4 Kelvin, the temperature of liquid helium. There is an inherent risk of potential product liability due to the existence of these high magnetic fields, associated stray fields outside the magnet, and the handling of the cryogens associated with superconducting magnets. In addition, our MALDI Biotyper product has an IVD-CE mark and is used for the identification of microorganisms. Misidentification or a false-negative of certain bacteria, yeasts or fungi could lead to inappropriate treatment for patients, and could expose us to product liability claims.

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

        We are subject, both directly and indirectly, to the adverse impact of existing and potential future government regulation of our operations and markets. For example, exportation of our products, particularly our CBRNE detection products, is subject to strict regulatory control in a number of jurisdictions. The failure to satisfy export control criteria or obtain necessary clearances could delay or prevent shipment of products, which could adversely affect our revenues and profitability. In addition, as a result of our international operations, we are subject to compliance with various laws and regulations, including the United States FCPA and other anti-bribery laws in the jurisdictions in which we do business, which generally prohibit companies and their intermediaries or agents from engaging in bribery or making improper payments to foreign officials or their agents. Violations of these laws and regulations could result in severe fines and penalties, criminal sanctions, and restrictions on our business conduct and on our ability to offer our products in one or more countries, and could also materially affect our reputation, our relationships with existing customers, distributors and agents, our ability to obtain new customers and partners and our operating results. Moreover, the life sciences industry, which is the market for our principal products, has historically been heavily regulated. There are, for example, laws in several jurisdictions restricting research in genetic engineering, which can operate to narrow our markets. Given the evolving nature of this industry, legislative bodies or regulatory authorities may adopt additional regulation that adversely affects our market opportunities. Our business is also directly affected by a wide variety of government regulations applicable to business enterprises generally and to companies operating in the life sciences industry in particular. We note that, as a result of developing and selling products which are the subject of such regulation, we have been, are, and expect to be in the future, subject to inquiries from the government agencies which enforce these regulations, including the U.S. Department of State, the U.S. Department of Commerce, the U.S. Food and Drug Administration, the U.S. Internal Revenue Service, the U.S. Department of Homeland Security, the U.S. Department of Justice, the Securities and Exchange Commission, the Federal Trade Commission, the U.S. Customs and Border Protection and the U.S. Department of Defense, among others, as well as from state or foreign governments and their departments and agencies. As a result, from time to time, the attention of our management and other resources may be diverted to attend to these inquiries. In addition, failure to comply with these regulations or obtain or maintain necessary permits and licenses could result in a variety of fines or other censures or an interruption in our business operations which may have a negative impact on our ability to generate revenues.

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

        In addition to patent protection, we also rely on the protection of trade secrets, know-how and confidential and proprietary information. To maintain the confidentiality of trade secrets and proprietary information, we generally seek to enter into confidentiality agreements with our employees, consultants and strategic partners upon the commencement of a relationship with us. However, we may not obtain these agreements in all circumstances. In the event of unauthorized use or disclosure of this information, these agreements, even if obtained, may not provide meaningful protection for our trade secrets or other confidential information. In addition, adequate remedies may not exist in the event of unauthorized use or disclosure of this information. The loss or exposure of our trade secrets and other proprietary information would impair our competitive advantages and could have a material adverse effect on our operating results, financial condition and future growth prospects. Furthermore, others may have, or may in the future independently develop, substantially similar or superior know-how and technology.

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

        As of December 31, 2012, we had outstanding an aggregate principal amount of debt totaling approximately $337.2 million, including $240.0 million of senior unsecured notes and $93.0 million of long-term borrowings under our revolving loan facility. We also had the ability to borrow an additional $199.3 million from our existing credit facilities. Most of our outstanding debt is in the United States and there are substantial cash requirements in the United States to service debt interest obligations, fund operations and capital expenditures, and finance potential acquisitions. Our ability to satisfy our debt obligations depends on our future operating performance and on economic, financial, competitive and other factors beyond our control. Our business may not generate sufficient cash flow to meet these obligations. If we are unable to service our debt or obtain additional financing, we may be forced to delay strategic acquisitions, capital expenditures or research and development expenditures. We may not be able to obtain additional financing on terms acceptable to us or at all. Furthermore, a majority of our cash is generated from foreign operations, with $288.2 million, or 92.8% of our cash held by foreign subsidiaries as of December 31, 2012. Our financial condition and results of operations could be adversely impacted if we are unable to maintain a sufficient level of cash flow in the United States to address our funding requirements through (1) cash from operations, (2) efficient and timely repatriation of cash from overseas or (3) other sources obtained at an acceptable cost.

        Additionally, the agreements governing our debt require that we maintain certain financial ratios related to maximum leverage and minimum interest coverage, and contain affirmative and negative covenants that restrict our activities by, among other limitations, limiting our ability to make certain payments; incur additional debt; incur certain liens; make certain investments, including derivative agreements; merge, consolidate, sell or transfer all or substantially all of our assets; and enter into certain transactions with affiliates. Our ability to comply with these financial restrictions and covenants is dependent on our future performance, which is subject to prevailing economic conditions and other factors, including factors that are beyond our control such as foreign exchange rates and interest rates. Our failure to comply with any of these restrictions or covenants may result in an event of default under the applicable debt instrument, which could permit acceleration of the debt under the facility and require us to prepay the debt before its scheduled due date.

Goodwill and other intangible assets are subject to impairment.

        As a result of our acquisitions, we have recorded goodwill and other intangible assets, which must be periodically evaluated for potential impairment. We assess the realizability of the reported goodwill and other intangible assets annually, as well as whenever events or changes in circumstances indicate that the assets may be impaired. These events or circumstances generally include operating losses or a significant decline in the earnings associated with the reporting segment these acquisitions are reported within. A decline in our stock price and market capitalization may also cause us to consider whether goodwill and other intangible assets may require an impairment assessment. Our ability to realize the value of the goodwill will depend on the future cash flows of the reporting segment in addition to how well we integrate the businesses acquired. During the fourth quarter of 2012, the Company recorded an impairment loss of $17.8 million for goodwill and definite-lived intangible assets.

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

        As of February 27, 2013, Laukien family members, including our Chairman, President and Chief Executive Officer Frank Laukien, Director and Executive Chairman of the Bruker BioSpin Group, Joerg Laukien, and another family member not affiliated with our company, owned, in the aggregate, approximately 39% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change in control of our company and will make some transactions difficult or impossible to accomplish without the support of these stockholders.

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

ITEM 1B    UNRESOLVED STAFF COMMENTS

        We have not received any written comments from the staff of the Securities and Exchange Commission regarding our periodic or current reports that (1) we believe are material, (2) were issued not less than 180 days before the end of our 2012 fiscal year end, and (3) remain unresolved.

ITEM 2    PROPERTIES

        We believe that our existing principal facilities are well maintained and in good operating condition and that they are adequate for our foreseeable business needs. During 2013, we will be closing facilities within our CAM and Bruker Energy & Supercon Technologies divisions, as well as implementing various outsourcing initiatives. We will continue to assess restructuring and outsourcing initiatives and the impact on our properties in the future.

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

  •
  an owned 270,000 square foot facility and a leased 70,000 square foot facility in Faellanden, Switzerland;

  •
  an owned 120,000 square foot facility, a leased 65,000 square foot facility and a leased 18,000 square foot facility in Wissembourg, France; and

  •
  a leased 50,000 square foot facility in Billerica, Massachusetts, U.S.A.

        Bruker CALID's eight principal facilities are located in Bremen, Leipzig and Ettlingen, Germany; Goes, Netherlands; Billerica, Massachusetts, U.S.A.; The Woodlands, Texas, U.S.A; and Fremont, California, U.S.A. These facilities, which incorporate manufacturing, research and development, application and demonstration, marketing and sales and administration functions for the mass spectrometry and CBRNE businesses of Bruker CALID, include:

  •
  an owned 180,000 square foot facility in Bremen, Germany;

  •
  an owned 165,000 square foot facility in Ettlingen, Germany;

  •
  an owned 90,000 square foot facility in Billerica, Massachusetts, U.S.A.;

  •
  an owned 60,000 square foot facility in Leipzig, Germany;

  •
  a leased 25,000 square foot facility in Billerica, Massachusetts, U.S.A.;

  •
  a leased 22,700 square foot facility in The Woodlands, Texas, U.S.A.;

  •
  a leased 22,500 square foot facility in Fremont, California, U.S.A.; and

  •
  a leased 22,000 square foot facility in Goes, Netherlands

        Bruker MAT's five principal facilities are located in Karlsruhe, Berlin and Kalkar, Germany; Madison, Wisconsin, U.S.A.; and Santa Barbara, California, U.S.A. These facilities, which incorporate manufacturing, research and development, application and demonstration, marketing and sales and administration functions for the businesses of Bruker MAT, include:

  •
  an owned 89,000 square foot facility and an owned 35,000 square foot facility in Karlsruhe, Germany;

  •
  an owned 155,000 square foot facility in Berlin, Germany;

  •
  an owned 100,000 square foot facility in Santa Barbara, California, U.S.A.;

  •
  an owned 43,000 square foot facility in Madison, Wisconsin, U.S.A.;and

  •
  an owned 25,000 square foot facility in Kalkar, Germany

Energy & Supercon Technologies:

        Bruker Energy & Supercon Technologies' five principal facilities are located in Hanau, Bergisch Gladbach, Köln-Dellbrück and Alzenau, Germany and Perth, Scotland. These facilities, which incorporate manufacturing, research and development, application and demonstration, marketing and sales and administration functions for the business of Bruker Energy & Supercon Technologies, include:

  •
  an owned 47,000 square foot facility in Perth, Scotland;

  •
  a leased 223,000 square foot facility in Hanau, Germany;

  •
  a leased 66,000 square foot facility in Bergisch Gladbach, Germany;

  •
  a leased 43,000 square foot facility in Köln-Dellbrück, Germany; and

  •
  a leased 31,000 square foot facility in Alzenau, Germany.

ITEM 3    LEGAL PROCEEDINGS

        On September 21, 2012, Vertical Analytics LLC filed an action in the U.S. District Court for the District of Delaware against Bruker AXS Inc. ("Bruker AXS"). The complaint, which claims unspecified damages and injunctive relief, alleges that Bruker AXS infringes, induces infringement, or contributes to the infringement of certain U.S. patents related to X-ray diffraction analysis held by Vertical Analytics LLC. Bruker AXS filed its response to the complaint in November 2012 and has asserted various defenses. Discovery commenced in January 2013. Bruker AXS believes the claims to be without merit and intends to vigorously defend this action.

        On November 4, 2011, Hyphenated Systems, LLC filed an action in California Superior Court, Santa Clara County, against the Company and Veeco Metrology, Inc. in connection with certain agreements entered into prior and subsequent to the Company's acquisition of all of the shares of Veeco Metrology, Inc. in October 2010. Upon the closing of the acquisition, Veeco Metrology, Inc. was renamed Bruker Nano, Inc. ("Bruker Nano"). The suit, which also names one current and one former employee of Bruker Nano, claims unspecified damages for breach of contract, fraud and unfair competition in connection with the performance of the agreements. The Company believes the claims to be without merit and intends to vigorously defend this action.

        As previously reported, the Audit Committee of the Company's Board of Directors, assisted by independent outside counsel and an independent forensic consulting firm, conducted an internal investigation in response to anonymous communications received by the Company alleging improper conduct in connection with the China operations of the Company's Bruker Optics subsidiary. The Audit Committee's investigation, which began in 2011 and was completed in the first quarter of 2012, included a review of compliance by Bruker Optics and its employees in China and Hong Kong with the requirements of the FCPA and other applicable laws and regulations.

        The investigation found evidence indicating that payments were made that improperly benefited employees or agents of government-owned enterprises in China and Hong Kong. The investigation also found evidence that certain employees of Bruker Optics in China and Hong Kong failed to comply with the Company's policies and standards of conduct. As a result, the Company took personnel actions, including the termination of certain individuals. The Company also terminated its business relationships with certain third party agents, implemented an enhanced FCPA compliance program, and strengthened the financial controls and oversight at its subsidiaries operating in China and Hong Kong. During 2011, the Company also initiated a review of the China operations of its other subsidiaries, with the assistance of an independent audit firm. On the basis of the review conducted to date, the Company has identified additional employees in Bruker subsidiaries operating in China who failed to comply with the Company's policies and standards of conduct, and has taken additional personnel actions at certain of its subsidiaries as a result. The review is ongoing and no conclusions can be drawn at this time as to its final outcome.

        The Company voluntarily contacted the United States Securities and Exchange Commission and the United States Department of Justice in August 2011 to advise both agencies of the internal investigation by the Audit Committee regarding the China operations of the Company's Bruker Optics subsidiary. In October 2011, the Company also reported the existence of that internal investigation to the Hong Kong Joint Financial Intelligence Unit and ICAC. The Company has cooperated with the United States federal agencies and Hong Kong government authorities with respect to their inquiries and has provided documents and/or made witnesses available in response to requests from the governmental authorities reviewing this matter. The Company intends to continue to cooperate with these agencies in connection with their inquiries. At this time the Company cannot reasonably assess the timing or outcome of these matters or their effect, if any, on the Company's business.

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

        In the fiscal years ended December 31, 2012 and 2011, $11.1 million and $4.3 million, respectively, was recorded for legal and other professional services incurred related to the internal investigation of these matters.

ITEM 4    MINE SAFETY DISCLOSURE

        Not applicable.

PART II

ITEM 5    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices

        Our common stock is traded on the Nasdaq Global Select Market under the symbol "BRKR." The following table sets forth, for the period indicated, the high and low sales prices for our common stock as reported on the Nasdaq Global Select Market:

	High	Low
First Quarter 2012	$16.30	$12.24
Second Quarter 2012	17.10	12.66
Third Quarter 2012	14.29	9.91
Fourth Quarter 2012	15.67	11.58
First Quarter 2011	$20.92	$15.96
Second Quarter 2011	21.65	17.21
Third Quarter 2011	21.30	12.28
Fourth Quarter 2011	15.70	11.48

        As of February 21, 2013, there were approximately 100 holders of record of our common stock. This number does not include individual beneficial owners of shares held in nominee name or within clearinghouse positions of brokerage firms and banks.

Dividends

        We have never declared or paid cash dividends on our capital stock. We currently anticipate that we will retain all available funds for use in our business and do not anticipate paying any cash dividends in the foreseeable future. The terms of certain debt facilities restrict our ability to pay cash dividends.

Recent Sales of Unregistered Securities

        There were no unregistered sales of equity securities during the fourth quarter of 2012.

Issuer Purchases of Equity Securities

        The following table sets forth all purchases made by or on behalf of the Company or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the fourth quarter of 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2012	—	$—	—	—
November 1 - November 30, 2012	—	—	—	—
December 1 - December 31, 2012	100,000	14.33	—	—

	100,000	$14.33	—	—

        The purchases were made by Frank H. Laukien, the Company's Chief Executive Officer and Chairman of the Board of Directors. Shares were purchased in private transactions previously disclosed on Form 4's filed with the U.S. Securities and Exchange Commission.

Stock Price Performance Graph

        The graph below shows the cumulative stockholder return, assuming the investment of $100 (and the reinvestment of any dividends thereafter) for the period beginning on December 31, 2007 and ending on December 31, 2012, for our common stock, stocks traded on Nasdaq and a peer group consisting of companies traded on Nasdaq with Standard Industry Classification, or SIC, codes from 3800 to 3899, representing measuring instruments, photo, medical and optical goods and timepieces. The stock price performance of Bruker Corporation shown in the following graph is not indicative of future stock price performance.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2012

Cumulative Total Return Index for:	2007	2008	2009	2010	2011	2012
Bruker Corporation	$100.0	$30.4	$90.7	$124.8	$93.4	$114.6
NASDAQ Stock Market (US companies)	100.0	61.2	87.9	104.1	104.7	123.9
NASDAQ Stock Market (US companies, SIC 3800-3899—measuring instruments, photo, med & optical goods, timepieces)	100.0	50.3	69.1	82.4	85.8	96.7

        The data for this performance graph was compiled by Zack's Investment Research, Inc. and is used with their permission.

ITEM 6    SELECTED FINANCIAL DATA

        The consolidated statements of income and comprehensive income data for each of the years ended December 31, 2012, 2011 and 2010, and the consolidated balance sheet data as of December 31, 2012 and 2011, have been derived from our audited financial statements included in Item 8 of this report. The combined statements of income and comprehensive income data and combined balance sheet data for 2008 were derived by combining amounts from the historical audited financial statements of Bruker Corporation and Bruker BioSpin.

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

	Year Ended December 31,
	2012 (1)	2011	2010	2009	2008
	(in millions, except per share data)
Consolidated/Combined Statements of Operation Data:
Product revenue	$1,556.5	$1,445.6	$1,145.4	$985.3	$974.9
Service revenue	210.0	194.8	151.1	122.4	126.9
Other revenue	24.9	11.3	8.4	6.8	5.3
Total revenue	1,791.4	1,651.7	1,304.9	1,114.5	1,107.1
Total costs and operating expenses	1,635.4	1,496.1	1,149.2	977.8	998.9
Operating income	156.0	155.6	155.7	136.7	108.2
Net income attributable to Bruker Corporation	77.5	92.3	95.4	81.2	64.9
Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.47	$0.56	$0.58	$0.50	$0.40
Diluted	$0.46	$0.55	$0.58	$0.49	$0.39

(1)
2012 includes an impairment of assets of $23.8 million, comprising of goodwill, definite-lived intangible assets and other long-lived assets.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in millions)
Consolidated/Combined Balance Sheet Data:
Cash and cash equivalents	$310.6	$246.0	$230.4	$207.1	$166.2
Working capital	627.9	438.3	219.6	333.3	301.0
Total assets	1,856.4	1,710.5	1,549.8	1,172.3	1,116.3
Total debt	337.2	303.1	301.0	137.7	223.8
Other long-term liabilities	129.0	110.4	104.3	97.3	101.1
Total shareholders' equity	709.7	624.9	527.4	418.8	312.7

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

  •
  Results of Operations.  This section provides our analysis of the significant line items on our consolidated statement of income for the year ended December 31, 2012 compared to the year ended December 31, 2011 and for the year ended December 31, 2011 compared to the year ended December 31, 2010.

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

EXECUTIVE OVERVIEW

Business Overview

        Bruker Corporation and its wholly-owned subsidiaries design, manufacture, service and market proprietary life science and materials research systems based on our technology platforms, including magnetic resonance technologies, mass spectrometry technologies, gas chromatography technologies, infrared and Raman molecular spectroscopy technologies, X-ray technologies, spark-optical emission spectroscopy, atomic force microscopy, and stylus and optical metrology technology. We sell a broad range of field analytical systems for chemical, biological, radiological, nuclear and explosive, or CBRNE, detection. We also develop and manufacture low temperature and high temperature superconducting wire products and superconducting wire and superconducting devices for use in advanced magnet technology, physics research and energy applications. Our diverse customer base includes life science, pharmaceutical, biotechnology and molecular diagnostic research companies, academic institutions, advanced materials and semiconductor industries and government agencies. Our corporate headquarters are located in Billerica, Massachusetts. We maintain major technical and manufacturing centers in Europe, North America and Japan and we have sales offices located throughout the world.

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

        We are organized into four operating segments: the Bruker BioSpin group, the Bruker CALID group, the Bruker MAT group, and Bruker Energy & Supercon Technologies division. The Bruker BioSpin group is in the business of designing, manufacturing and distributing enabling life science tools based on magnetic resonance technology. The Bruker CALID group combines the Bruker Daltonics, Bruker Chemical and Applied Markets (CAM), Bruker Detection and Bruker Optics divisions and is in the business of designing, manufacturing, and distributing mass spectrometry and chromatography instruments and solutions for life sciences, including proteomics, metabolomics, and clinical research applications. Our mass spectrometry and chromatography instruments also provide solutions for applied markets that include food safety, environmental analysis and petrochemical analysis. Bruker CALID also designs, manufactures, and distributes various analytical instruments for CBRNE detection and research, as well as analytical, research and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy technologies. The Bruker MAT group combines the Bruker AXS, Bruker Nano Surfaces, Bruker Nano Analysitics and Bruker Elemental divisions and is in the business of manufacturing and distributing advanced X-ray, spark-optical emission spectroscopy, atomic force microscopy and stylus and optical metrology instrumentation used in non-destructive molecular, materials and elemental analysis. The Bruker Energy & Supercon Technologies division is in the business of developing and producing low temperature superconductor and high temperature superconductor materials for use in advanced magnet technology and energy applications as well as linear accelerators, accelerator cavities, insertion devices, other accelerator components and specialty superconducting magnets for physics and energy research and a variety of other scientific applications.

        For financial reporting purposes, we combine the Bruker BioSpin, Bruker CALID and Bruker MAT operating segments into the Scientific Instruments reporting segment because each has similar economic characteristics, product processes and services, types and classes of customers, methods of distribution and regulatory environments. As such, management reports its financial results based on the following segments:

  •
  Scientific Instruments.  The operations of this segment include the design, manufacture and distribution of advanced instrumentation and automated solutions based on magnetic resonance technology, mass spectrometry technology, gas chromatography technology, infrared and Raman molecular spectroscopy technology, X-ray technology, spark-optical emission spectroscopy technology, atomic force microscopy technology, and stylus and optical metrology technology. Typical customers of the Scientific Instruments segment include: pharmaceutical, biotechnology and molecular diagnostic companies; academic institutions, medical schools and other non-profit organizations; clinical microbiology laboratories; government departments and agencies; nanotechnology, semiconductor, chemical, cement, metals and petroleum companies; and food, beverage and agricultural analysis companies and laboratories.

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

Financial Overview

        For the year ended December 31, 2012, our revenue increased by $139.7 million, or 8.5%, to $1,791.4 million, compared to $1,651.7 million for the year ended December 31, 2011. Included in this change in revenue are a decrease of approximately $76.8 million from the impact of foreign exchange due to the strengthening of the U.S. Dollar versus the Euro and other foreign currencies and an increase of approximately $19.8 million attributable to recent acquisitions. Excluding the effects of foreign exchange and our recent acquisitions, revenue increased by $196.7 million, or 11.9%. The increase in revenue on an adjusted basis is attributable to both the Scientific Instruments segment, which increased by $158.5 million, or 10.2%, and the Energy & Supercon Technologies segment, which increased by $33.9 million, or 29.9%.

        Revenue in the Scientific Instruments segment reflects an increase in sales from many of our core technologies, particularly nuclear magnetic resonance, mass spectrometry and X-ray products. The mix of products sold in the Scientific Instruments segment during 2012 reflects increased demand from academic, government and industrial customers. We attribute the increase in sales to academic and government customers to increased spending from these customers and to new product introductions. The improvement in revenues from our industrial customers reflects continued growth in these end markets and our new product introductions. Revenues in the Energy & Supercon Technologies segment increased primarily due to recognition of license revenue on the sale of technology. In addition, revenue benefitted from higher demand for low temperature superconducting wire.

        Though we recognized increased revenue in 2012 on a year-over-year basis, we began to see a softening in demand, particularly in Europe. We also noted a weakening in global industrial and applied markets, as well as in the semiconductor and data storage metrology markets. We are uncertain whether the recent market conditions will continue or how our revenue derived from those market segments may be affected.

        Gross profit for the year ended December 31, 2012 was $831.4 million compared to $752.5 million for the year ended December 31, 2011. Our gross profit margin for the year ended December 31, 2012 was 46.4%, compared with 45.6% for the year ended December 31, 2011. Excluding the effects of inventory and fixed asset charges, amortization of acquisition-related intangible assets and restructuring charges totaling, in the aggregate, $21.9 million and $24.4 million for the year ended December 31, 2012 and 2011, respectively, gross profit margins increased to 47.6% for the year ended December 31, 2012 compared with 47.0% for the year ended December 31, 2011. The increase in gross profit margins for the year ended December 31, 2012 was driven by license revenue from the sale of technology in the Energy & Supercon Technologies segment, which had minimal associated cost, and sales of our newly introduced products, which carry higher gross margins than our previous generations of products. Offsetting these items were increasing pricing pressures in certain markets, changes in the mix of products and lower gross profit margins in our CAM division due to increased production costs.

        Selling, general and administrative expenses and research and development expenses increased to $637.7 million, or 35.6% of revenue, in 2012 from $583.8 million, or 35.3% of revenue, in 2011. The increase in selling, general and administrative expenses and research and development expenses in 2012 is attributable to increases in headcount to support planned revenue growth in our existing businesses and from our recent acquisitions. Changes in foreign currency exchange rates, primarily the strengthening of the U.S. Dollar against the Euro and other foreign currencies, partially offset the increase because the majority of our employees are located in Europe. We are focused on controlling costs and are implementing selective cost saving programs with the goal of reducing operating expenses and improving operating margins in 2013.

        We recorded an impairment charge in the amount of $23.8 million for the year ended December 31, 2012, comprising goodwill and definite-lived intangible assets of $1.4 million and $16.4 million, respectively, related to our CAM division, and an impairment charge of $6.0 million for other long-lived assets to reduce the carrying value to their estimated fair value.

        Income from operations for the year ended December 31, 2012 was $156.0 million, resulting in an operating margin of 8.7%, compared to income from operations of $155.6 million, resulting in an operating margin of 9.4%, for the year ended December 31, 2011. The decrease in operating margin was largely due to the impairment of assets noted above, partially offset by the recognition of license revenue on the sale of technology in the Energy & Supercon Technologies segment.

        Included in income from operations are various charges for inventory write-downs, amortization of acquisition-related intangible assets and other acquisition-related costs, impairment of goodwill, intangible assets and other long-term assets, deferred offering costs that have been expensed, legal and other professional services fees related to our internal investigation and review of our operations in China, and restructuring and relocation costs totaling, in the aggregate, $63.0 million and $41.2 million in 2012 and 2011, respectively. Excluding these charges, operating margins were 12.2% in 2012 and 11.9% in 2011. The increase in adjusted operating margins for the year ended December 31, 2012 compared to the prior year is due to the revenue growth noted above, in particular the recognition of the license revenue in the Energy & Supercon Technologies segment, offset by pricing pressures experienced in certain markets, changes in the mix of products sold and higher operating expenses.

        Our effective tax rate for 2012 was 43.5%, compared to 35.4% for 2011. The increase in the effective tax rate is primarily due to the impairment charges noted above, which are unbenefitted in certain jurisdictions.

        Our net income attributable to the shareholders of Bruker Corporation for the year ended December 31, 2012 was $77.5 million, or $0.46 per diluted share, compared to $92.3 million, or $0.55 per diluted share, for the year ended December 31, 2011. The decrease for the year ended December 31, 2012 was due to increases in operating expenses, including impairment of goodwill, intangibles, and other long-lived assets, higher spending on non-recurring items and higher net interest expense. These were partially offset by revenue growth and higher gross margins.

CRITICAL ACCOUNTING POLICIES

        This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, the expensing and capitalization of software development costs, stock-based compensation expense, restructuring and other related charges, income taxes, including the recoverability of deferred tax assets, allowances for doubtful accounts, reserves for excess and obsolete inventories, estimated fair values of long-lived assets used to evaluate the recoverability of long-lived assets, intangible assets and goodwill, expected future cash flows used to evaluate the recoverability of intangible assets and long-lived assets, warranty costs, derivative financial instruments and contingent liabilities. We base our estimates and judgments on historical experience, current market and economic conditions, industry trends and other assumptions that we believe are reasonable and form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

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

When products are sold through an independent distributor or a strategic distribution partner who assumes responsibility for installation, we recognize the system sale when the product has been shipped and title and risk of loss have been transferred to the distributor. Our distributors do not have price protection rights or rights of return; however, our products are typically warranted to be free from defect for a period of one year. Revenue is deferred until cash is received when collectability is not reasonably assured or when the price is not fixed or determinable. For arrangements with multiple elements, we allocate revenue to each element based on their relative selling prices. The relative selling price of each element is based on our vendor specific objective evidence, if available. If vendor specific objective evidence is not available, we use evidence from third-parties or, when third-party evidence is not available, we use management's best estimate of the selling price. Typically, we cannot ascertain third-party evidence of selling price. When products and services offered do not qualify as separate units of accounting, we recognize revenue upon customer acceptance for a system that has been shipped, installed, and for which the customer has been trained. As a result, the timing of customer acceptance or readiness could cause reported revenues to differ materially from expectations. Revenue from accessories and parts is recognized upon shipment and service revenue is recognized as the services are performed. We also have contracts for which we apply the percentage-of-completion model and completed contract model of revenue recognition. Application of these methods requires us to make reasonable estimates of the extent of progress toward completion of the contract and the total costs we will incur under the contract. Changes in our estimates could affect the timing of revenue recognition.

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

        Inventories.    Inventories are stated at the lower of cost or market, with costs determined by the first-in, first-out method for a majority of subsidiaries and by average cost for certain other subsidiaries. We record provisions to account for excess and obsolete inventory to reflect the expected non-saleable or non-refundable inventory based on an evaluation of slow moving products. Inventories also include demonstration units located in our demonstration laboratories or installed at the sites of potential customers. We consider our demonstration units to be available for sale. We reduce the carrying value of demonstration inventories for differences between cost and estimated net realizable value, taking into consideration usage in the preceding twelve months, expected demand, technological obsolescence and other information including the physical condition of the unit. If ultimate usage or demand varies significantly from expected usage or demand, additional write-downs may be required, resulting in additional charges to operations.

        Goodwill, other intangible assets and other long-lived assets.    We evaluate whether goodwill is impaired annually and when events occur or circumstances change. We test goodwill for impairment at the reporting unit level, which is the operating segment or one level below an operating segment. The first step of the goodwill impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using a weighting of both the market approach and the income approach methodologies. The income approach valuation methodology includes discounted cash flow estimates. Estimating the fair value of the reporting units requires significant judgment by management about the future cash flows. If the carrying amount of a reporting unit exceeds the fair value of the reporting unit, we perform the second step of the goodwill impairment test to measure the amount of the impairment. In the second step of the goodwill impairment test, we compare the implied fair value of the reporting unit's goodwill with the carrying value of that goodwill.

        At December 31, 2012, the Company performed its annual goodwill impairment evaluation and concluded all reporting units' fair values exceeded their carrying values, with the exception of the CAM division, which experienced increased deterioration in its financial performance. The Company, therefore, performed step two of the impairment test to measure potential impairment and concluded an impairment charge of $1.4 million was required. This amount represents all the goodwill allocated to the CAM division and is recorded within "Impairment of assets" in the accompanying statements of income and comprehensive income for the year ended December 31, 2012. There were no indefinite-lived intangible assets associated with the CAM division and no impairment of indefinite-lived intangible assets during the year ended December 31, 2012.

        We also review definite-lived intangible assets and other long-lived assets when indications of potential impairment exist. Should the fair value of our long-lived assets decline because of reduced operating performance, market declines, or other indicators of an impairment, a charge to operations for impairment may be necessary.

        The Company determined the increased deterioration in financial performance of the CAM division discussed above was an indicator requiring the evaluation of the definite-lived intangible assets within that reporting unit for recoverability. The Company performed a test based on projected future undiscounted cash flows at December 31, 2012 and determined that the definite-lived intangible assets within the CAM division were impaired. The Company recorded an impairment charge in the amount of $16.4 million for the year ended December 31, 2012 to reduce the carrying value of those assets to their estimated fair values. The impairment charge is included within "Impairment of assets" in the accompanying statements of income and comprehensive income. No impairment losses were recorded related to definite-lived intangible assets during the years ended December 31, 2011 and 2010.

        The increased deterioration in financial performance of the CAM division discussed above was also an indicator requiring the evaluation of other long-lived assets within that reporting unit for recoverability. In addition, based on the abandonment of a project in the Energy & Supercon Technologies reporting unit there was an indicator requiring the evaluation of those long-lived assets for recoverability. The Company performed a test of projected future undiscounted cash flows at December 31, 2012, and determined that certain of the other long-lived assets within the CAM division and the Energy & Supercon Technologies reporting unit were impaired. During the year ended December 31, 2012, an impairment charge in the amount of $6.0 million related to property, plant and equipment was recorded to reduce the carrying value of those assets to their estimated fair values. This amount is recorded within "Impairment of assets" in the accompanying statements of income and comprehensive income.

        We will continue to monitor goodwill and long-lived intangible assets, as well as long-lived tangible assets, for possible future impairment.

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

RESULTS OF OPERATIONS

  Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Consolidated Results

        The following table presents our results for the years ended December 31, 2012 and 2011 (dollars in millions, except per share data):

	Year Ended December 31,
	2012	2011
Product revenue	$1,556.5	$1,445.6
Service revenue	210.0	194.8
Other revenue	24.9	11.3

Total revenue	1,791.4	1,651.7
Cost of product revenue	839.0	792.5
Cost of service revenue	121.0	106.7

Total cost of revenue	960.0	899.2

Gross profit	831.4	752.5
Operating expenses:
Selling, general and administrative	442.4	406.6
Research and development	195.3	177.2
Impairment of assets	23.8	—
Write-off of deferred offering costs	—	3.4
Other charges	13.9	9.7

Total operating expenses	675.4	596.9

Operating income	156.0	155.6
Interest and other income (expense), net	(17.7)	(10.1)

Income before income taxes and noncontrolling interest in consolidated subsidiaries	138.3	145.5
Income tax provision	60.1	51.5

Consolidated net income	78.2	94.0
Net income attributable to noncontrolling interest in consolidated subsidiaries	0.7	1.7

Net income attributable to Bruker Corporation	$77.5	$92.3

Net income per common share attributable to
Bruker Corporation shareholders:
Basic	$0.47	$0.56
Diluted	$0.46	$0.55
Weighted average common shares outstanding:
Basic	166.0	165.4
Diluted	167.4	166.9

Revenue

        For the year ended December 31, 2012, our revenue increased by $139.7 million, or 8.5%, to $1,791.4 million, compared to $1,651.7 million for the year ended December 31, 2011. Included in this change in revenue are a decrease of approximately $76.8 million from the impact of foreign exchange due to the strengthening of the U.S. Dollar versus the Euro and other foreign currencies and an increase of approximately $19.8 million attributable to recent acquisitions. Excluding the effects of foreign exchange and our recent acquisitions, revenue increased by $196.7 million, or 11.9%. The increase in revenue on an adjusted basis is attributable to both the Scientific Instruments segment, which increased by $158.5 million, or 10.2%, and the Energy & Supercon Technologies segment, which increased by $33.9 million, or 29.9%.

        Revenue in the Scientific Instruments segment reflects an increase in sales from many of our core technologies, particularly nuclear magnetic resonance, mass spectrometry and X-ray products. The mix of products sold in the Scientific Instruments segment during 2012 reflects increased demand from academic, government and industrial customers. We attribute the increase in sales to academic and government customers to increased spending from these customers and to new product introductions. The improvement in revenues from our industrial customers reflects continued growth in these end markets and our new product introductions. Revenues in the Energy & Supercon Technologies segment increased primarily due to recognition of license revenue on the sale of technology. In addition, revenue benefitted from higher demand for low temperature superconducting wire.

Cost of Revenue

        Our cost of revenue for the year ended December 31, 2012, was $960.0 million, resulting in a gross profit margin of 46.4%, compared to cost of revenue of $899.2 million, resulting in a gross profit margin of 45.6%, for the year ended December 31, 2011. The increase in cost of revenue is primarily a function of the higher revenues described above. Our cost of revenue for the year ended December 31, 2012 includes charges of $21.9 million representing the difference between the fair value and the historical cost of inventories acquired in business combinations and sold during the period, amortization of acquisition-related intangible assets, and acquisition-related fixed asset charges. Our cost of revenue for the year ended December 31, 2011 includes charges of $24.4 million representing inventory allowances for the rework of certain specialty magnets that did not meet customer specifications, the difference between the fair value and the cost of inventories acquired in business combinations and sold during the period, and amortization of acquisition-related intangible assets. Excluding these charges, our gross profit margin for the year ended December 31, 2012 and 2011 was 47.6% and 47.0%, respectively. The higher gross profit margin was driven by license revenue from the sale of technology in the Energy & Supercon Technologies segment, which had minimal associated cost, and sales of our newly introduced products which carry higher gross margins than our previous generations of products. Offsetting these items were increasing pricing pressures in certain markets, changes in the mix of products and lower gross profit margins in our CAM division due to increased production costs.

Selling, General and Administrative

        Our selling, general and administrative expense for the year ended December 31, 2012 increased to $442.4 million, or 24.7% of revenue, from $406.6 million, or 24.6% of revenue, for the year ended December 31, 2011. The increase in selling, general and administrative expenses is driven by increases in headcount from our recent acquisitions and increases in headcount to support planned revenue growth in our existing businesses.

Research and Development

        Our research and development expense for the year ended December 31, 2012 increased to $195.3 million, or 10.9% of revenue, from $177.2 million, or 10.7% of revenue, for the year ended December 31, 2011. The increase in research and development expenses is attributable to increases in headcount from recent acquisitions and increases in headcount and material costs to support future product introductions in our existing businesses.

Impairment of Assets

        The Company recorded an impairment of assets of $23.8 million for the year ended December 31, 2012, comprising goodwill and definite-lived intangible asset impairment charges of $1.4 million and $16.4 million, respectively, relating to our CAM division, and an impairment charge of $6.0 million of other long-lived assets to reduce the carrying value to their estimated fair value.

Write-off of Deferred Offering Costs

        In September 2010, we announced plans to sell a minority ownership position in our BEST subsidiary through an initial public offering of the capital stock of BEST. As a result of economic and market factors, the timing of the BEST initial public offering was uncertain and deferred offering costs totaling $3.4 million were expensed in the third quarter of 2011. In March 2012, we determined not to proceed with the initial public offering of the capital stock of BEST.

Other Charges

        Other charges, net of $13.9 million recorded in 2012 consist of $11.1 million of legal and other professional service fees associated with our internal investigation and review of our operations in China, $2.0 million related to two factory relocations that are occurring within the Energy & Supercon Technologies segment, and $0.8 million of other charges.

        Other charges, net of $9.7 million recorded in 2011 consist of charges recorded entirely in the Scientific Instruments segment. The charges recorded in 2011 consist of $4.2 million of acquisition-related costs associated with the nano surfaces business, chemical analysis business and other acquisitions completed during the year. Acquisition-related costs consist of costs incurred under transition service arrangements we entered into with the sellers of the nano surfaces and chemical analysis businesses and transaction costs, including legal, accounting and other fees. Other charges, net for the year ended December 31, 2011 also includes $4.3 million of legal and other professional service fees associated with our internal investigation and review of our operations in China and $1.2 million of other charges.

Interest and Other Income (Expense), Net

        Interest and other income (expense), net during the year ended December 31, 2012 was $(17.7) million, compared to $(10.1) million for the year ended December 31, 2011.

        During the year ended December 31, 2012, the major components within interest and other income (expense), net were net interest expense of $13.4 million and foreign currency exchange losses of $6.8 million, partially offset by a $2.2 million gain on the sale of a product line during 2012. During the year ended December 31, 2011, the major components within interest and other income (expense), net, consisted of net interest expense of $6.3 million and foreign currency exchange losses of $4.4 million.

        The increase in interest expense is primarily a function of higher average outstanding debt balances throughout 2012 and an increase in the average interest rates we pay on outstanding borrowings due to entering into a longer-term debt arrangement in 2012 with higher interest rates. The losses on foreign currency exchange rates during 2012 were primarily a function of changes in exchange rates between the Euro and the Swiss Franc against the U.S. Dollar.

Provision for Income Taxes

        Our income tax provision generally reflects amounts for non-U.S. entities only. We maintain a full valuation allowance against all U.S. deferred tax assets, including our U.S. net operating losses and tax credits, until evidence exists that it is more likely than not that the loss carryforward and credit amounts will be utilized to offset U.S. taxable income. Our tax rate may change over time as the amount and mix of income and taxes outside the U.S. changes.

        The income tax provision for the year ended December 31, 2012 was $60.1 million compared to an income tax provision of $51.5 million for the year ended December 31, 2011, representing effective tax rates of 43.5% and 35.4%, respectively. The increase in the effective tax rate is primarily due to the impairment charges, which are unbenefited in certain jurisdictions.

Net Income Attributable to Noncontrolling Interests

        Net income attributable to noncontrolling interests for the year ended December 31, 2012 was $0.7 million compared to $1.7 million for the year ended December 31, 2011. The net income attributable to noncontrolling interests represents the minority shareholders' proportionate share of the net income recorded by our majority-owned indirect subsidiaries.

Net Income Attributable to Bruker Corporation

        Our net income attributable to Bruker Corporation for the year ended December 31, 2012 was $77.5 million, or $0.46 per diluted share, compared to net income of $92.3 million, or $0.55 per diluted share, for 2011. The decrease for the year ended December 31, 2012 was due to increases in operating expenses, including impairment of goodwill, intangibles, and other long-lived assets, higher spending on non-recurring items and higher net interest expense. These were partially offset by revenue growth and higher gross margins.

Segment Results

Revenue

        The following table presents revenue, change in revenue and revenue growth by reportable segment for the years ended December 31, 2012 and 2011 (dollars in millions):

	2012	2011	Dollar Change	Percentage Change
Scientific Instruments	$1,666.1	$1,554.1	$112.0	7.2%
Energy & Supercon Technologies	136.2	113.4	22.8	20.1%
Eliminations (a)	(10.9)	(15.8)	4.9

	$1,791.4	$1,651.7	$139.7	8.5%

(a)
Represents product and service revenue between reportable segments.

Scientific Instruments Segment Revenues

        Scientific Instruments segment revenue increased by $112.0 million, or 7.2%, to $1,666.1 million for the year ended December 31, 2012, compared to $1,554.1 million for the year ended December 31, 2011. Included in this change in revenue is a decrease of approximately $66.3 million from the impact of foreign exchange due to the strengthening of the U.S. Dollar versus the Euro and other foreign currencies and an increase of approximately $19.8 million attributable to our recent acquisitions. Excluding the effect of foreign exchange and acquisitions, revenue increased by $158.5 million, or 10.2%. The increase in revenue, excluding the effect of foreign exchange and acquisitions, reflects an increase in sales from many of our core technologies, particularly nuclear magnetic resonance, mass spectrometry and X-ray products.

        System revenue and aftermarket revenue as a percentage of total Scientific Instruments segment revenue were as follows during the years ended December 31, 2012 and 2011 (dollars in millions):

	2012		2011
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System revenue	$1,354.2	81.3%	$1,238.9	79.7%
Aftermarket revenue	311.9	18.7%	315.2	20.3%

Total revenue	$1,666.1	100.0%	$1,554.1	100.0%

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

Energy & Supercon Technologies Segment Revenues

        Energy & Supercon Technologies segment revenues increased by $22.8 million, or 20.1%, to $136.2 million for the year ended December 31, 2011, compared to $113.4 million for the year ended December 31, 2011. Included in this change in revenue is a reduction of approximately $11.1 million from the impact of foreign exchange due to the strengthening of the U.S. Dollar versus the Euro and other foreign currencies. Excluding the effect of foreign exchange, revenue increased by $33.9 million, or 29.9%. The increase in revenue, excluding the effect of foreign exchange, is primarily attributable to license revenue from the sale of technology, as well as higher demand for low temperature superconducting wire.

        System and wire revenue and aftermarket revenue as a percentage of total Energy & Supercon Technologies segment revenue were as follows during the years ended December 31, 2012 and 2011 (dollars in millions):

	2012		2011
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System and wire revenue	$111.7	82.0%	$105.3	92.9%
Aftermarket and other revenue	24.5	18.0%	8.1	7.1%

Total revenue	$136.2	100.0%	$113.4	100.0%

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

Income (Loss) from Operations

        The following table presents income (loss) from operations and operating margins on revenue by reportable segment for the years ended December 31, 2012 and 2011 (dollars in millions):

	2012		2011
	Operating Income	Percentage of Segment Revenue	Operating Income (Loss)	Percentage of Segment Revenue
Scientific Instruments	$140.8	8.5%	$162.8	10.5%
Energy & Supercon Technologies	12.8	9.4%	(4.1)	(3.6)%
Corporate, eliminations and other (a)	2.4		(3.1)

Total operating income	$156.0	8.7%	$155.6	9.4%

(a)
Represents corporate costs and eliminations not allocated to the reportable segments.

        Scientific Instruments income from operations for the year ended December 31, 2012 was $140.8 million, resulting in an operating margin of 8.5%, compared to income from operations of $162.8 million, resulting in an operating margin of 10.5%, for the year ended December 31, 2011. Income from operations includes $59.2 million and $37.5 million in the years ended December 31, 2012 and 2011, respectively, of various charges to inventory, amortization of acquisition-related intangible assets, impairment of goodwill, definite-lived intangible assets and other long-lived assets, acquisition-related fixed asset charges, and other charges. Excluding these costs, income from operations in the Scientific Instruments segment would have been $200.0 million and $200.3 million, resulting in operating margins of 12.0% and 12.9%, respectively, for the years ended December 31, 2012 and 2011. Operating margins declined as a result of the increased pricing pressure in certain markets, product mix and higher operating expenses offset, in part, by higher revenues.

        Gross profit margin in the Scientific Instruments segment for the year ended December 31, 2012 was 47.5%, compared with 47.2% for the year ended December 31, 2011. Excluding the effects of inventory and fixed asset charges, amortization of acquisition-related intangible assets and restructuring charges totaling, in the aggregate, $21.7 million and $24.1 million for the years ended December 31, 2012 and 2011, respectively, gross profit margins were 48.8% and 48.7%, respectively, for the years ended December 31, 2012 and 2011. The increase in gross profit margins was driven by sales of our newly introduced products which carry higher gross margins than our previous generations of products. Offsetting this increase were increasing pricing pressures in certain markets, changes in the mix of products and our CAM division contributing lower gross profit margins due to increased production costs.

        Selling, general and administrative expenses and research and development expenses for the year ended December 31, 2012 in the Scientific Instruments segment increased to $616.0 million, or 37.0% of segment revenue, from $560.8 million, or 36.1% of segment revenue, for the year ended December 31, 2011. This increase is a function of incremental investments in sales and marketing activities and research and development activities, as well as increases in operating expenses related to the acquisitions completed in 2011 and 2012. These cost increases primarily relate to additional headcount, higher sales commission expenses as a result of higher revenues and higher material costs.

        The Company recorded an impairment of assets within the Scientific Instruments segment of $22.6 million for the year ended December 31, 2012, comprised of goodwill and definite-lived intangible asset impairment charges of $1.4 million and $16.4 million, respectively, in our CAM division, and an impairment charge of $4.8 million of other long-lived assets to reduce the carrying value to their estimated fair value.

        Energy & Supercon Technologies income from operations for the year ended December 31, 2012 was $12.8 million, resulting in an operating margin of 9.4%, compared to a loss from operations of $4.1 million, resulting in an operating margin of (3.6)%, for the year ended December 31, 2011. The increase in operating margin is the result of higher revenues, in particular the recognition of license revenue from the sale of technology, partially offset by higher operating expenses. The increase in operating expenses is a function of incremental investments in sales and marketing activities and research and development activities, as well as an impairment of assets of $1.2 million recorded for the year ended December 31, 2012 to reduce the carrying value of certain tangible long-lived assets to their estimated fair value.

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

Write-off of Deferred Offering Costs

        In September 2010, we announced plans to sell a minority ownership position in our BEST subsidiary through an initial public offering of the capital stock of BEST. As a result of economic and market factors, the timing of the BEST initial public offering was uncertain and deferred offering costs totaling $3.4 million were expensed in the third quarter of 2011. In March 2012, we determined not to proceed with the initial public offering of the capital stock of BEST.

Other Charges

        Other charges, net of $9.7 million recorded in 2011 consist of charges recorded entirely in the Scientific Instruments segment. The charges recorded in 2011 consist of $4.2 million of acquisition-related costs associated with the nano surfaces business, chemical analysis business and other acquisitions completed during the year. Acquisition-related costs consist of costs incurred under transition service arrangements we entered into with the sellers of the nano surfaces and chemical analysis businesses and transaction costs, including legal, accounting and other fees. The transition services agreements expired in 2011 and we do not expect these costs to recur. Other charges, net for the year ended December 31, 2011 also includes $4.3 million of legal and other professional service fees associated with our internal investigation and $1.2 million of other charges.

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

        System and wire revenue and aftermarket revenue as a percentage of total Energy & Supercon Technologies segment revenue were as follows during the years ended December 31, 2011 and 2010 (dollars in millions):

	2011		2010
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System and wire revenue	$105.3	92.9%	$85.9	94.9%
Aftermarket and other revenue	8.1	7.1%	4.6	5.1%

Total revenue	$113.4	100.0%	$90.5	100.0%

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

        Scientific Instruments income from operations for the year ended December 31, 2011 was $162.8 million, resulting in an operating margin of 10.5%, compared to income from operations of $160.5 million, resulting in an operating margin of 13.1%, for the year ended December 31, 2010. Income from operations includes $37.5 million and $24.7 million in the years ended December 31, 2011 and 2010, respectively, of various charges to inventory, amortization of acquisition-related intangible assets and other charges. Excluding these costs, income from operations in Scientific Instruments segment would have been $200.3 million and $185.2 million, resulting in operating margins of 12.9% and 15.1%, respectively, for the years ended December 31, 2011 and 2010, respectively. Operating margins decreased, despite the increase in revenue, because of lower gross profit margins and increases in operating expenses.

        Gross profit margin in the Scientific Instruments segment for the year ended December 31, 2011 was 47.2%, compared with 48.2% for the year ended December 31, 2010. Excluding the effects of inventory and fixed asset charges, amortization of acquisition-related intangible assets and restructuring charges totaling, in the aggregate, $24.1 million and $14.6 million for the years ended December 31, 2011 and 2010, respectively, gross profit margins were 48.7% and 49.4%, respectively, for the years ended December 31, 2011 and 2010. The decrease in gross profit margins resulted primarily from changes in product mix, particularly our gas chromatography and inductively coupled plasma products, which negatively impacted our gross profit margins. The chemical analysis business contributed to lower gross profit margins due to higher than planned production costs which were caused, in part, by costs and lost production time associated with relocating factories from former Varian Inc. sites to our own facilities. Changes in foreign currency exchange rates, primarily the strengthening of the Euro and Swiss Franc, also contributed to the decrease because the majority of our production facilities are located in Europe.

        For the year ended December 31, 2011, selling, general and administrative expenses and research and development expenses in the Scientific Instruments segment increased to $560.8 million, or 36.1% of segment revenue, from $423.7 million, or 34.6% of segment revenue, for the year ended December 31, 2010. This increase is a function of incremental investments in sales and marketing activities and research and development activities that we believe will generate future growth, as well as increases in operating expenses related to recently completed acquisitions. Changes in foreign currency exchange rates, primarily the strengthening of the Euro and Swiss Franc, also contributed to the increase because the majority of our employees are located in Europe.

        Energy & Supercon Technologies segment loss from operations for the year ended December 31, 2011 was $4.1 million, resulting in an operating margin of (3.6)%, compared to a loss from operations of $2.6 million, resulting in an operating margin of (2.9)%, for the year ended December 31, 2010. Income from operations for the year ended December 31, 2011 includes $3.4 million of deferred offering costs that were written-off in the third quarter of 2011 because of uncertainty in the timing of a future public offering of BEST capital stock. Excluding the deferred offering costs, the loss from operations in the Energy & Supercon Technologies segment would have been $0.7 million, or an operating margin of (0.6)% for the year ended December 31, 2011. The improvement in operating margin, excluding the impact of the written-off deferred offering costs, is primarily the result of the higher revenue described above and higher gross profit margins offset, in part, by higher operating expenses. The increase in operating expenses is a function of incremental investments in research and development activities and selling and marketing activities that we believe will generate future growth.

LIQUIDITY AND CAPITAL RESOURCES

        We currently anticipate that our existing cash and credit facilities will be sufficient to support our operating and investing needs for at least the next twelve months. Our future cash requirements could be affected by acquisitions that we may make in the future. Historically, we have financed our growth through cash flow generation and a combination of debt financings and issuances of common stock. In the future, there are no assurances that additional financing alternatives will be available to us, if required, or if available, will be obtained on terms favorable to us.

        During the year ended December 31, 2012, net cash provided by operating activities was $133.1 million, resulting primarily from $191.4 million of consolidated net income adjusted for non-cash items, partially offset by a $58.3 million increase in working capital. We recorded an impairment of assets of $23.8 million for the year ended December 31, 2012, comprising goodwill and definite-lived intangible asset impairment charges of $1.4 million and $16.4 million, respectively, in our CAM division, and an impairment charge of $6.0 million of other long-lived assets to reduce the carrying value to their estimated fair value. The increase in working capital for the year ended December 31, 2012 is primarily the result of an increase in inventory build. During the year ended December 31, 2011, net cash provided by operating activities was $87.7 million, resulting primarily from $181.2 million of consolidated net income adjusted for non-cash items offset, in part, by $93.5 million of increases in working capital.

        During the year ended December 31, 2012, net cash used in investing activities was $93.2 million, compared to net cash used in investing activities of $68.7 million during the year ended December 31, 2011. Cash used in investing activities during the year ended December 31, 2012 was attributable primarily to $69.5 million of capital expenditures, net and $27.0 million used for acquisitions, partially offset by $3.3 million received from disposal of a product line. Cash used in investing activities during the year ended December 31, 2011 was attributable primarily to $54.4 million of capital expenditures, net and $14.3 million used for acquisitions. We currently anticipate that our capital spending will be approximately $55.0 million in 2013.

        During the year ended December 31, 2012, net cash provided by financing activities was $34.4 million, compared to net cash provided by financing activities of $3.3 million during the year ended December 31, 2011. Cash provided by financing activities during the year ended December 31, 2012 was primarily attributable to $240.0 million of borrowings under the Note Purchase Agreement described below, offset, in part, by repayments of revolving lines of credit of $216.5 million, proceeds of revolving lines of credit of $93.0 million and net debt repayments under various long-term and short-term arrangements of $83.2 million. Cash provided by financing activities during the year ended December 31, 2011 was attributable to $3.3 million of net proceeds from the issuance of common stock.

        At December 31, 2012 and December 31, 2011, we had $288.2 million and $212.4 million, respectively, of foreign cash and cash equivalents, most significantly in Germany and Switzerland, compared to a total amount of cash and cash equivalents at December 31, 2012 and December 31, 2011 of $310.6 million and $246.0 million, respectively. If the cash and cash equivalents held by our foreign subsidiaries are needed to fund operations in the U.S., or we otherwise elect to repatriate the unremitted earnings of our foreign subsidiaries in the form of dividends or otherwise, or if the shares of the subsidiaries were sold or transferred, we would likely be subject to additional U.S. income taxes, net of the impact of any available tax credits, which could result in a higher effective tax rate in the future. However, since we have significant current investment plans outside the U.S., it is our current intent to indefinitely reinvest unremitted earnings in our foreign subsidiaries. Further, based on our current plans and anticipated cash needs to fund our U.S. operations, we do not foresee a need to repatriate earnings of our foreign subsidiaries.

        At December 31, 2012, we had outstanding debt totaling $337.2 million, consisting of $240.0 million outstanding under the Note Purchase Agreement described below, $93.0 million outstanding under the revolving loan component of the Amended Credit Agreement described below and $4.2 million under capital lease obligations and other loans. At December 31, 2011, we had outstanding debt totaling $303.1 million consisting of $82.5 million outstanding under the term loan component of our credit facilities, $216.5 million outstanding under the revolving loan component of our credit facilities, and $4.1 million under capital lease obligations.

        In February 2008, we entered into a credit agreement (the "Credit Agreement") with a syndicate of lenders, which provided for a revolving credit line with a maximum commitment of $230.0 million and a term loan facility of $150.0 million. The outstanding principal under the term loan was payable in quarterly installments through December 2012. As of December 31, 2012, there were no amounts outstanding under the term loan. Borrowings under the Credit Agreement accrued interest, at our option, at either (i) the higher of the prime rate or the federal funds rate plus 0.50%, or (ii) adjusted LIBOR, plus margins ranging from 0.40% to 1.25% and a facility fee ranging from 0.10% to 0.20%.

        In May 2011, we entered into an amendment and restatement of the Credit Agreement, or the Amended Credit Agreement. The Amended Credit Agreement increased the maximum commitment on our revolving credit line to $250.0 million and extended the maturity date to May 2016. Borrowings under the revolving credit line of the Amended Credit Agreement accrue interest, at our option, at either (a) the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, (iii) adjusted LIBOR plus 1.00% or (iv) LIBOR, plus margins ranging from 0.80% to 1.65%. There is also a facility fee ranging from 0.20% to 0.35%. The Amended Credit Agreement had no impact on the maturity or pricing of our term loan that matured on December 31, 2012.

        Borrowings under the Amended Credit Agreement are secured by guarantees from certain material subsidiaries, as defined in the Amended Credit Agreement, and Bruker Energy & Supercon Technologies, Inc. The Amended Credit Agreement also requires that we maintain certain financial ratios related to maximum leverage and minimum interest coverage, as defined in the Amended Credit Agreement. Specifically, our leverage ratio cannot exceed 3.0 and our interest coverage ratio cannot be less than 3.0. In addition to the financial ratios, the Amended Credit Agreement restricts, among other things, our ability to do the following: make certain payments; incur additional debt; incur certain liens; make certain investments, including derivative agreements; merge, consolidate, sell or transfer all or substantially all of our assets; and enter into certain transactions with affiliates. Our failure to comply with any of these restrictions or covenants may result in an event of default under the applicable debt instrument, which could permit acceleration of the debt under that instrument and require us to prepay that debt before its scheduled due date. As of December 31, 2012, the latest measurement date, we were in compliance with the covenants of the Amended Credit Agreement as our leverage ratio was 1.2 and our interest coverage ratio was 13.1.

        Other revolving loans are with various financial institutions located primarily in Germany, Switzerland and France. The following is a summary of the maximum commitments and net amounts available to the Company under revolving loans as of December 31, 2012 (dollars in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
Amended Credit Agreement	1.4%	$250.0	$93.0	$1.5	$155.5
Other revolving loans	—	185.5	—	141.7	43.8

Total revolving loans		$435.5	$93.0	$143.2	$199.3

        In January 2012, we entered into a note purchase agreement (the "Note Purchase Agreement") with a group of accredited institutional investors. Under the Note Purchase Agreement we issued and sold $240.0 million of senior notes, which consist of the following:

  •
  $20.0 million 3.16% Series 2012A senior notes due January 18, 2017;

  •
  $15.0 million 3.74% Series 2012A senior notes due January 18, 2019;

  •
  $105.0 million 4.31% Series 2012A senior notes due January 18, 2022; and

  •
  $100.0 million 4.46% Series 2012A senior notes due January 18, 2024.

        We used a portion of the net proceeds of the senior notes to reduce outstanding indebtedness under our revolving credit facilities and intend to use the remainder for general corporate purposes. We currently expect to incur approximately $13 million of interest expense in 2013.

        In 2013, we expect to incur $20 million to $25 million of expense related to facility exits within our CAM division and Bruker Energy & Supercon Technologies segment, as well as various outsourcing initiatives.

        As of December 31, 2012, we have approximately $27.9 million of U.S. net operating loss carryforwards available to reduce future state taxable income, which expire at various times through 2032, and approximately $51.9 million of German Trade Tax net operating losses that are carried forward indefinitely. We also have U.S. tax credits of approximately $13.0 million available to offset future tax liabilities that expire at various dates. These credits include research and development tax credits of $11.6 million expiring at various times through 2032 and foreign tax credits of $1.4 million expiring at various times through 2022. These U.S. operating loss and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

        The following table summarizes maturities for our significant financial obligations as of December 31, 2012 (dollars in millions):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Revolving lines of credit	$93.0	$—	$—	$93.0	$—
Other long-term debt, including current portion	244.2	1.3	1.7	20.9	220.3
Interest payable on long-term debt	100.4	10.3	20.4	20.4	49.3
Operating lease obligations	85.2	19.4	29.6	19.5	16.7
Pension liabilities	61.6	7.3	7.8	9.6	36.9
Uncertain tax contingencies	42.1	7.1	35.0	—	—

	$626.5	$45.4	$94.5	$163.4	$323.2

        Uncertain tax contingencies are positions taken or expected to be taken on an income tax return that may result in additional payments to tax authorities. The amount that is less than one year is attributable to a tax audit in Switzerland that was settled in the fourth quarter of 2012 and will be paid in 2013. The remaining total amount of uncertain tax contingencies is included in the "1-3 Years" column as we are not able to reasonably estimate the timing of potential future payments. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.

TRANSACTIONS WITH RELATED PARTIES

        We lease certain office space from certain of our principal shareholders, certain of which are also members of our Board of Directors. During each of the years ended December 31, 2012, 2011 and 2010, these shareholders were paid approximately $2.4 million, which was estimated to be equal to the fair market value of the rentals.

        During the years ended December 31, 2012, 2011 and 2010, we incurred expenses of $2.4 million, $3.2 million and $2.9 million, respectively, to a law firm in which one of the members of our Board of Directors is a partner.

        During the years ended December 31, 2012, 2011 and 2010, we incurred expenses of $0.4 million, $0.5 million and $0.3 million, respectively, to a financial services firm in which one of the members of our Board of Directors is a partner.

RECENT ACCOUNTING PRONOUNCEMENTS

        In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under this standard, entities will be required to disclose additional information with respect to changes in accumulated other comprehensive income (AOCI) balances by component and significant items reclassified out of AOCI. Expanded disclosures for presentation of changes in AOCI involve disaggregating the total change of each component of other comprehensive income as well as presenting separately for each such component the portion of the change in AOCI related to (1) amounts reclassified into income and (2) current-period other comprehensive income. Additionally, for amounts reclassified into income, disclosure in one location would be required, based upon each specific AOCI component, of the amounts impacting individual income statement line items. Disclosure of the income statement line item impacts will be required only for components of AOCI reclassified into income in their entirety. The disclosures required with respect to income statement line item impacts would be made in either the notes to the consolidated financial statements or parenthetically on the face of the financial statements. The ASU is effective for fiscal years beginning after December 15, 2012. The adoption of this amendment in 2013 will not have an impact on our consolidated financial position, results of operations or cash flows.

        In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This update is intended to simplify the guidance for impairment testing of indefinite-lived intangible assets as it provides entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The amended provisions are effective for fiscal years beginning after September 15, 2012. However early adoption is permitted. The adoption of this amendment in 2013 will not have an impact on the Company's consolidated financial position, results of operations or cash flows.

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

Impact of Foreign Currencies

        We generate a substantial portion of our revenues in international markets, principally Germany and other countries in the European Union, Switzerland and Japan, which exposes our operations to the risk of exchange rate fluctuations. The impact of currency exchange rate movement can be positive or negative in any period. Our costs related to sales in foreign currencies are largely denominated in the same respective currencies, limiting our transaction risk exposure. However, for sales not denominated in U.S. Dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. Dollars, it will require more of the foreign currency to equal a specified amount of U.S. Dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. Dollars than we did before the rate increase went into effect. If we price our products in U.S. Dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. Dollar could result in our prices not being competitive in a market where business is transacted in the local currency. In the years ended December 31, 2012 and 2011 our revenue by geography was as follows (dollars in millions):

	2012		2011
	Revenue	Percentage of Revenue	Revenue	Percentage of Revenue
United States	$377.4	21.1%	$309.2	18.7%
Europe	706.0	39.4%	678.5	41.1%
Asia Pacific	570.6	31.8%	500.7	30.3%
Rest of world	137.4	7.7%	163.3	9.9%

Total revenue	$1,791.4	100.0%	$1,651.7	100.0%

        Changes in foreign currency exchange rates decreased our revenue by approximately 5% in the year ended December 31, 2012 and increased revenue by 6% in the year ended December 31, 2011.

        Assets and liabilities of our foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using year-end exchange rates, or historical rates, as appropriate. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a separate component of shareholders' equity. In the years ended December 31, 2012 and 2011, we recorded net gains (losses) from currency translation adjustments of $8.8 million and $(14.7) million, respectively. Gains and losses resulting from foreign currency transactions are reported in interest and other income (expense), net in the consolidated statements of income and comprehensive income. Our foreign exchange losses, net were $6.8 million and $4.4 million for years ended December 31, 2012 and 2011, respectively.

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

        At December 31, 2012 and 2011, we had foreign currency contracts with notional amounts aggregating $94.3 million and $80.2 million, respectively. At December 31, 2012, the Company had the following notional amounts outstanding under foreign currency contracts (in millions):

Buy	Notional Amount in Buy Currency	Sell	Maturity	Notional Amount in U.S. Dollars	Fair Value of Assets	Fair Value of Liabilities
December 31, 2012:
Euro	1.2	Australian Dollars	January 2013 to	$1.6	$0.0	$—
			April 2013
Euro	49.3	U.S. Dollars	January 2013 to	64.0	1.2	—
			October 2013
Swiss Francs	26.1	U.S. Dollars	January 2013	27.9	0.6	—
U.S. Dollars	0.8	Mexican Pesos	January 2013	0.8	—

				$94.3	$1.8	$—

        Based on the contractual maturities of these contracts and exchange rates as of December 31, 2012, we anticipate that these contracts will result in net cash flows of $1.8 million in 2013. At December 31, 2012, assuming all other variables are constant, if the U.S. Dollar weakened by 10%, the market value of our foreign currency contracts would increase by approximately $0.2 million and if the U.S. Dollar strengthened by 10%, the market value of our foreign currency contracts would decrease by approximately $0.2 million.

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

        Our exposure related to adverse movements in interest rates is derived primarily from outstanding floating rate debt instruments that are indexed to short-term market rates. To manage the exposure that interest rate volatility might have on our earnings and cash flows, we have historically entered into interest rate swap arrangements. At December 31, 2012, an interest rate swap in the amount of $90.0 million matured. We currently have a higher level of fixed rate debt, which limits our exposure to adverse movements in interest rates.

Impact of Commodity Prices

        We are exposed to certain commodity risks associated with prices for various raw materials. The prices of copper and certain other raw materials, particularly niobium, used to manufacture superconductors have increased significantly over the last decade. Copper and niobium tin are the main components of low temperature superconductors and continued commodity price increases for copper and niobium, as well as other raw materials, may negatively affect our profitability. Periodically, we enter into commodity forward purchase contracts to minimize the volatility that fluctuations in the price of copper have on our sales of these products. At December 31, 2012 and December 31, 2011, we had fixed price commodity contracts with notional amounts aggregating $3.4 million and $3.9 million, respectively. The fair value of the fixed price commodity contracts at December 31, 2012 and December 31, 2011 was $(0.2) million and $0.0 million, respectively. We will continue to evaluate our commodity risks and may utilize commodity forward purchase contracts more frequently in the future.

Inflation

        We do not believe inflation had a material impact on our business or operating results during any of the periods presented.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Bruker Corporation

        We have audited the accompanying consolidated balance sheets of Bruker Corporation as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, and statements of shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bruker Corporation at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bruker Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts
February 28, 2013

BRUKER CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$310.6	$246.0
Accounts receivable, net	289.3	282.8
Inventories	611.5	576.2
Deferred tax assets	5.8	11.5
Other current assets	92.5	77.6

Total current assets	1,309.7	1,194.1
Property, plant and equipment, net	283.6	249.0
Goodwill	115.9	100.2
Intangible assets, net	117.0	136.4
Long-term deferred tax assets	17.6	17.2
Other long-term assets	12.6	13.6

Total assets	$1,856.4	$1,710.5

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1.3	$83.7
Accounts payable	69.6	72.3
Customer advances	267.3	268.6
Deferred tax liabilities	6.9	11.2
Other current liabilities	336.7	320.0

Total current liabilities	681.8	755.8
Long-term debt	335.9	219.4
Long-term deferred revenue	34.9	32.7
Long-term deferred tax liabilities	12.1	23.8
Accrued pension	60.0	39.2
Other long-term liabilities	22.0	14.7
Commitments and contingencies (Note 14)
Shareholders' equity:
Preferred stock, $0.01 par value 5,000,000 shares authorized, none issued or outstanding at December 31, 2012 and 2011	—	—
Common stock, $0.01 par value 260,000,000 shares authorized, 166,625,976 and 165,892,170 shares issued and 166,604,427 and 165,871,905 outstanding at December 31, 2012 and 2011, respectively	1.7	1.7
Treasury stock at cost, 21,549 and 20,265 shares at December 31, 2012 and 2011, respectively	(0.2)	(0.2)
Additional paid-in capital	48.3	36.0
Retained earnings	519.0	441.5
Accumulated other comprehensive income	137.8	142.5

Total shareholders' equity attributable to Bruker Corporation	706.6	621.5
Noncontrolling interest in consolidated subsidiaries	3.1	3.4

Total shareholders' equity	709.7	624.9

Total liabilities and shareholders' equity	$1,856.4	$1,710.5

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In millions, except per share data)

	Year Ended December 31,
	2012	2011	2010
Product revenue	$1,556.5	$1,445.6	$1,145.4
Service revenue	210.0	194.8	151.1
Other revenue	24.9	11.3	8.4

Total revenue	1,791.4	1,651.7	1,304.9
Cost of product revenue	839.0	792.5	621.5
Cost of service revenue	121.0	106.7	79.4

Total cost of revenue	960.0	899.2	700.9

Gross profit	831.4	752.5	604.0
Operating expenses:
Selling, general and administrative	442.4	406.6	301.1
Research and development	195.3	177.2	141.4
Impairment of assets	23.8	—	—
Write-off of deferred offering costs	—	3.4	—
Other charges, net	13.9	9.7	5.8

Total operating expenses	675.4	596.9	448.3

Operating income	156.0	155.6	155.7
Interest and other income (expense), net	(17.7)	(10.1)	(5.6)

Income before income taxes and noncontrolling interest in consolidated subsidiaries	138.3	145.5	150.1
Income tax provision	60.1	51.5	53.3

Consolidated net income	78.2	94.0	96.8
Net income attributable to noncontrolling interest in consolidated subsidiaries	0.7	1.7	1.4

Net income attributable to Bruker Corporation	$77.5	$92.3	$95.4

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.47	$0.56	$0.58
Diluted	$0.46	$0.55	$0.58
Weighted average common shares outstanding:
Basic	166.0	165.4	164.4
Diluted	167.4	166.9	165.7
Consolidated net income	$78.2	$94.0	$96.8
Foreign currency translation adjustments	8.8	(14.7)	8.1
Changes in hedging instruments	1.1	1.9	0.5
Pension liability adjustments (net of tax of $3.7 million, $0.6 million and $2.6 million, respectively)	(15.0)	2.9	(9.9)

Net comprehensive income	73.1	84.1	95.5
Less: Comprehensive income attributable to noncontrolling interests	0.3	1.7	1.2

Comprehensive income attributable to Bruker Corporation	$72.8	$82.4	$94.3

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions, except per share data)

	Common Shares	Common Stock Amount	Treasury Shares	Treasury Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity Attributable to Bruker Corporation	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
Balance at December 31, 2009	164,371,384	$1.6	13,295	$(0.1)	$8.4	$253.8	$153.5	$417.2	$1.6	$418.8
Stock options exercised	861,747	—	—	—	6.0	—	—	6.0	—	6.0
Stock based compensation	—	—	—	—	6.9	—	—	6.9	—	6.9
Excess tax benefit related to exercise of stock awards	—	—	—	—	0.3	—	—	0.3	—	0.3
Treasury stock acquired	(3,924)	—	3,924	(0.1)	0.1	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Consolidated net income	—	—	—	—	—	95.4	—	95.4	1.4	96.8
Other comprehensive loss	—	—	—	—	—	—	(1.1)	(1.1)	(0.2)	(1.3)

Balance at December 31, 2010	165,229,207	$1.6	17,219	$(0.2)	$21.7	$349.2	$152.4	$524.7	$2.7	$527.4

The accompanying notes are an integral part of these financial statements.

 BRUKER CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)

(In millions, except per share data)

	Common Shares	Common Stock Amount	Treasury Shares	Treasury Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity Attributable to Bruker Corporation	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
Balance at December 31, 2010	165,229,207	$1.6	17,219	$(0.2)	$21.7	$349.2	$152.4	$524.7	$2.7	$527.4
Shares issued in connection with acquisitions	134,362	—	—	—	2.9	—	—	2.9	—	2.9
Restricted shares issued in connection with acquisitions	156,823	—	—	—	—	—	—	—	—	—
Stock options exercised	354,559	0.1	—	—	3.3	—	—	3.4	—	3.4
Stock based compensation	—	—	—	—	7.9	—	—	7.9	—	7.9
Excess tax benefit related to exercise of stock awards	—	—	—	—	0.2	—	—	0.2	—	0.2
Treasury stock acquired	(3,046)	—	3,046	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1.0)	(1.0)
Consolidated net income	—	—	—	—	—	92.3	—	92.3	1.7	94.0
Other comprehensive loss	—	—	—	—	—	—	(9.9)	(9.9)	—	(9.9)

Balance at December 31, 2011	165,871,905	$1.7	20,265	$(0.2)	$36.0	$441.5	$142.5	$621.5	$3.4	$624.9

The accompanying notes are an integral part of these financial statements.

 BRUKER CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)

(In millions, except per share data)

	Common Shares	Common Stock Amount	Treasury Shares	Treasury Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity Attributable to Bruker Corporation	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
Balance at December 31, 2011	165,871,905	$1.7	20,265	$(0.2)	$36.0	$441.5	$142.5	$621.5	$3.4	$624.9
Restricted shares issued	188,028	—	—	—	—	—	—	—	—	—
Stock options exercised	545,778	—	—	—	4.5	—	—	4.5	—	4.5
Stock based compensation	—	—	—	—	7.8	—	—	7.8	—	7.8
Treasury stock acquired	(1,284)	—	1,284	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(0.6)	(0.6)
Consolidated net income	—	—	—	—	—	77.5	—	77.5	0.7	78.2
Other comprehensive loss	—	—	—	—	—	—	(4.7)	(4.7)	(0.4)	(5.1)

Balance at December 31, 2012	166,604,427	$1.7	21,549	$(0.2)	$48.3	$519.0	$137.8	$706.6	$3.1	$709.7

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Consolidated net income	$78.2	$94.0	$96.8
Adjustments to reconcile consolidated net income to cash flows from operating activities:
Depreciation and amortization	59.1	52.9	36.1
Write down of demonstration inventories to net realizable value	31.5	30.0	24.4
Impairment of assets	23.8	—	—
Stock-based compensation expense	7.8	7.9	6.9
Deferred income taxes	(11.7)	(4.8)	(3.6)
Gain on disposal of product line	(2.2)	—	—
Other non-cash expenses, net	4.9	1.2	1.9
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	1.6	(52.8)	(27.3)
Inventories	(49.5)	(103.3)	(68.0)
Accounts payable and accrued expenses	4.6	23.4	29.6
Income taxes payable	(2.4)	(0.8)	20.6
Deferred revenue	(4.4)	17.4	15.5
Customer advances	(4.6)	31.3	27.9
Other changes in operating assets and liabilities, net	(3.6)	(8.7)	(4.7)

Net cash provided by operating activities	133.1	87.7	156.1

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(27.0)	(14.3)	(269.8)
Disposal of product line	3.3	—	—
Purchases of property, plant and equipment	(72.8)	(61.6)	(31.9)
Sales of property, plant and equipment	3.3	7.2	2.7

Net cash used in investing activities	(93.2)	(68.7)	(299.0)

Cash flows from financing activities:
Repayments of revolving lines of credit	(216.5)	—	—
Proceeds of revolving lines of credit	93.0	30.7	185.0
Proceeds from Note Purchase Agreement	240.0	—	—
Repayment of other debt, net	(83.2)	(29.3)	(21.6)
Payment of deferred financing costs	(1.4)	(1.3)	—
Proceeds from issuance of common stock, net	4.5	3.3	6.0
Excess tax benefit related to exercise of stock awards	—	0.2	0.3
Changes in restricted cash	(1.4)	0.1	(1.3)
Cash payments to noncontrolling interests	(0.6)	(0.4)	(0.1)

Net cash provided by financing activities	34.4	3.3	168.3

Effect of exchange rate changes on cash and cash equivalents	(9.7)	(6.7)	(2.1)

Net change in cash and cash equivalents	64.6	15.6	23.3
Cash and cash equivalents at beginning of year	246.0	230.4	207.1

Cash and cash equivalents at end of year	$310.6	$246.0	$230.4

Supplemental disclosure of cash flow information:
Cash paid for interest	$10.1	$6.7	$4.5

Cash paid for taxes	$79.9	$69.7	$38.7

Non-cash financing activities:
Issuance of common stock in connection with acquisition of Michrom Bioresources Inc.	$—	$2.9	$—

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

Noncontrolling Interests

        Noncontrolling interests represents the minority shareholders' proportionate share of the Company's majority-owned indirect subsidiaries. The portion of net income or net loss attributable to non-controlling interests is presented as net income attributable to noncontrolling interests in consolidated subsidiaries in the consolidated statements of income and comprehensive income, and the portion of other comprehensive income of these subsidiaries is presented in the consolidated statements of shareholders' equity.

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

Restricted Cash

        Certain customers require the Company to provide bank guarantees on customer advances. Generally, lines of credit satisfy this requirement. However, to the extent the required guarantee exceeds the available local line of credit, the Company maintains restricted cash balances. Restricted cash balances are classified as non-current unless, under the terms of the applicable agreements, the funds will be released from restrictions within one year from the balance sheet date. At December 31, 2012, the Company had $7.6 million of restricted cash, of which $3.9 million was classified as non-current. At December 31, 2011, the Company had $6.1 million of restricted cash, of which $3.9 million was classified as non-current.

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

        A fair value hedge is a derivative instrument designated for the purpose of hedging the exposure of changes in fair value of an asset or a liability resulting from a particular risk. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are both recognized in the same caption in the consolidated statements of income and comprehensive income. A cash flow hedge is a derivative instrument designated for the purpose of hedging the exposure to variability in future cash flows resulting from a particular risk. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in accumulated other comprehensive income and are recognized in the results of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in the results of operations. A hedge of a net investment in a foreign operation is achieved through a derivative instrument designated for the purpose of hedging the exposure of changes in value of investments in foreign subsidiaries. If the derivative is designated as a hedge of a net investment in a foreign operation, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income as a part of the currency translation adjustment. Ineffective portions of net investment hedges are recognized in the results of operations. For derivative instruments not designated as hedging instruments, changes in fair value are recognized in the results of operations in the current period.

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

        The Company's financial instruments consist primarily of cash equivalents, restricted cash, derivative instruments consisting of forward foreign exchange contracts, commodity contracts, derivatives embedded in certain purchase and sale contracts, accounts receivable, short-term borrowings, accounts payable, contingent consideration and long-term debt. The carrying amounts of the Company's cash equivalents and restricted cash, accounts receivable, short-term borrowings and accounts payable approximate fair value due to their short-term nature. Derivative assets and liabilities are measured at fair value on a recurring basis. The Company's long-term debt consists principally of a private placement arrangement entered into in 2012 with various fixed interest rates based on the maturity date.

        The Company has evaluated the estimated fair value of financial instruments using available market information and management's estimates. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

Concentration of Credit Risk

        Financial instruments which subject the Company to credit risk consist of cash and cash equivalents, derivative instruments, accounts receivables and restricted cash. The risk with respect to cash and cash equivalents is minimized by the Company's policy of investing in short-term financial instruments issued by highly-rated financial institutions. The risk with respect to derivative instruments is minimized by the Company's policy of entering into arrangements with highly-rated financial institutions. The risk with respect to accounts receivables is minimized by the creditworthiness and diversity of the Company's customers. The Company performs periodic credit evaluations of its customers' financial condition and generally requires an advanced deposit for a portion of the purchase price. Credit losses have been within management's expectations and the allowance for doubtful accounts totaled $7.9 million and $5.6 million as of December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, no single customer represented 10% of the Company's accounts receivable. For the years ended December 31, 2012, 2011 and 2010, no single customer represented 10% of the Company's total revenue.

Inventories

        Components of inventory include raw materials, work-in-process, demonstration units and finished goods. Demonstration units include systems which are located in the Company's demonstration laboratories or installed at the sites of potential customers and are considered available for sale. Finished goods include in-transit systems that have been shipped to the Company's customers, but not yet installed and accepted by the customer. All inventories are stated at the lower of cost or market. Cost is determined principally by the first-in, first-out method for a majority of subsidiaries and by average-cost for certain other subsidiaries. The Company reduces the carrying value of its inventories for differences between cost and estimated net realizable value, taking into consideration usage in the preceding twelve months, expected demand, technological obsolescence and other information including the physical condition of demonstration and in-transit inventories. The Company records a charge to cost of revenue for the amount required to reduce the carrying value of inventory to net realizable value. Costs associated with the procurement of inventories, such as inbound freight charges and purchasing and receiving costs, are capitalized as part of inventory and are also included in the cost of revenue line item within the consolidated statements of income and comprehensive income.

Property, Plant and Equipment

        Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Major improvements are capitalized while expenditures for maintenance, repairs and minor improvements are charged to expense as incurred. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in the consolidated statements of income and comprehensive income. Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings	25-40 years
Machinery and equipment	3-10 years
Computer equipment and software	3-5 years
Furniture and fixtures	3-10 years
Leasehold improvements	Lesser of 15 years or the remaining lease term

Goodwill and Intangible Assets

        Goodwill and indefinite-lived intangible assets are not amortized, but are evaluated for impairment on an annual basis, or on an interim basis when events or changes in circumstances indicate that the carrying value may not be recoverable. In assessing the recoverability of goodwill and indefinite-lived intangible assets, the Company must make assumptions regarding the estimated future cash flows, and other factors, to determine the fair value of these assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges against these assets in the reporting period in which the impairment is determined.

        The Company tests goodwill for impairment at the reporting unit level, which is the operating segment or one level below an operating segment. The first step involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines fair value of reporting units using a weighting of both the market and the income methodologies. Estimating the fair value of the reporting units requires significant judgment by management. If the carrying amount of a reporting unit exceeds the fair value of the reporting unit, the Company performs the second step of the goodwill impairment test to measure the amount of the impairment. In the second step of the goodwill impairment test the Company compares the implied fair value of the reporting unit's goodwill with the carrying value of that goodwill.

        Acquired in process research and development, or IPR&D, acquired as part of business combinations under the acquisition method represents ongoing development work associated with enhancements to existing products, as well as the development of next generation products. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment on an annual basis, or when indicators of impairment are identified. When the IPR&D project is complete, it is reclassified as a finite-lived intangible asset and is amortized over its estimated useful life, typically seven to ten years. If an IPR&D project is abandoned before completion or is otherwise determined to be impaired, the value of the asset or the amount of the impairment is charged to the consolidated statements of income and comprehensive income in the period the project is abandoned or impaired.

        Intangible assets with a finite useful life are amortized on a straight-line basis over their estimated useful lives as follows:

Existing technology and related patents	3-10 years
Customer and distributor relationships	5-12 years
Trade names	5-10 years

Impairment of Long-Lived Assets

        Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the quoted market price, if available, or the estimated fair value of those assets are less than the assets' carrying value. Impairment losses are charged to the consolidated statements of income and comprehensive income for the difference between the fair value and carrying value of the asset.

Warranty Costs and Deferred Revenue

        The Company typically provides a one year parts and labor warranty with the purchase of equipment. The anticipated cost for this warranty is accrued upon recognition of the sale and is included as a current liability on the accompanying consolidated balance sheets. The Company's warranty reserve reflects estimated material and labor costs for potential product issues for which the Company expects to incur an obligation. The Company's estimates of anticipated rates of warranty claims and costs are primarily based on historical information and future forecasts. The Company assesses the adequacy of the warranty reserve on a quarterly basis and adjusts the amount as necessary. If the historical data used to calculate the adequacy of the warranty reserve is not indicative of future requirements, additional or reduced warranty reserves may be required.

        The Company also offers to its customers extended warranty and service agreements extending beyond the initial warranty for a fee. These fees are recorded as deferred revenue and recognized ratably into income over the life of the extended warranty contract once the extended warranty period has commenced.

Income Taxes

        Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the income tax basis of assets and liabilities. A valuation allowance is applied against any net deferred tax asset if, based on the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

        The Company records liabilities related to uncertain tax positions in accordance with the guidance that clarifies the accounting for uncertainty in income taxes recognized in a Company's financial statements by prescribing a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Customer Advances

        The Company typically requires an advance deposit under the terms and conditions of contracts with customers. These deposits are recorded as a liability until revenue is recognized on the specific contract in accordance with the Company's revenue recognition policy.

Revenue Recognition

        The Company recognizes revenue from systems sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, title and risk of loss has been transferred to the customer and collectability of the resulting receivable is reasonably assured. Title and risk of loss is generally transferred upon customer acceptance for a system that has been delivered to the customer. When products are sold through an independent distributor or a strategic distribution partner who assumes responsibility for installation, the Company recognizes the system sale when the product has been shipped and title and risk of loss have been transferred to the distributor. The Company's distributors do not have price protection rights or rights of return; however, the Company's products are typically warranted to be free from defect for a period of one year. Revenue is deferred until cash is received when collectability is not reasonably assured or when the price is not fixed or determinable.

        For transactions entered into subsequent to the adoption of ASU No. 2009-13, Revenue Recognition (Topic 605)- Multiple-Deliverable Revenue Arrangements, that include multiple elements, arrangement consideration is allocated to each element based on the relative selling prices of all of the elements in the arrangement using the fair value hierarchy as required by ASU No. 2009-13. The Company limits the amount of revenue recognized for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations, or subject to customer-specific return or refund privileges.

        The Company attempts to determine the fair value of its products and services based on vendor specific objective evidence ("VSOE"). The Company determines VSOE based on its normal selling pricing and discounting practices for the specific product or service when sold on a stand-alone basis. In determining VSOE, the Company's policy requires a substantial majority of selling prices for a product or service to be within a reasonably narrow range. The Company also considers the class of customer, method of distribution and the geographies into which products and services are being sold when determining VSOE.

        If VSOE cannot be established, which may occur in instances where a product or service has not been sold separately, stand-alone sales are too infrequent or product pricing is not within a sufficiently narrow range, the Company attempts to establish the selling price based on third-party evidence ("TPE"). TPE is determined based on competitor prices for similar deliverables when sold separately. The Company, however, is typically not able to determine TPE for its products or services. Generally, the Company's offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be determined. Furthermore, the Company is unable to reliably determine the selling prices on a stand-alone basis of similar products offered by its competitors.

        When the Company cannot determine VSOE or TPE, it uses estimated selling price ("ESP") in its allocation of arrangement consideration. The objective of ESP is to determine the price at which the Company would typically transact a stand-alone sale of the product or service. ESP is determined by considering a number of factors including the Company's pricing policies, internal costs and gross profit objectives, method of distribution, market research and information, recent technological trends, competitive landscape and geographies. The Company analyzes the selling prices used in its allocation of arrangement consideration, at a minimum, on an annual basis. Selling prices will be analyzed more frequently if a significant change in the Company's business or other factors necessitate more frequent analysis or if the Company experiences significant variances in its selling prices.

        Revenue from accessories and parts is recognized upon shipment and service revenue is recognized as the services are performed.

        The Company also has contracts for which it applies the percentage-of-completion model and completed contract model of revenue recognition. Application of these methods requires the Company to make reasonable estimates of the extent of progress toward completion of the contract and the total costs the Company will incur under the contract. Changes in the estimates of progress toward completion of the contract and the total costs could affect the timing of revenue recognition.

        Other revenues primarily comprise research grants and licensing arrangements. Grant revenue is recognized when the requirements in the grant agreement are achieved. Licensing revenue is recognized ratably over the term of the related contract.

Shipping and Handling Costs

        The Company includes costs incurred in connection with shipping and handling of products within selling, general and administrative expenses in the accompanying statements of income and comprehensive income. Shipping and handling costs were $30.5 million, $28.7 million and $20.8 million in the years ended December 31, 2012, 2011 and 2010, respectively. Amounts billed to customers in connection with these costs are included in total revenues.

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

Advertising

        The Company expenses advertising costs as incurred. Advertising expenses were $7.5 million, $8.1 million and $9.1 million during the years ended December 31, 2012, 2011 and 2010, respectively.

Stock-Based Compensation

        The Company recognizes stock-based compensation expense in the consolidated statements of income and comprehensive income based on the fair value of the share-based award at the grant date. The Company's primary types of share-based compensation are stock options and restricted stock. The Company recorded stock-based compensation expense for the years ended December 31, 2012, 2011 and 2010, as follows (in millions):

	2012	2011	2010
Stock options	$6.5	$6.6	$5.8
Restricted stock	1.3	1.3	1.1

Total stock-based compensation	$7.8	$7.9	$6.9

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

	2012	2011	2010
Risk-free interest rate	0.91%-1.78%	1.24%-3.12%	1.73%-3.46%
Expected life	6.5 years	6.5 years	6.5 years
Volatility	55.9%	57.2%	62.0%
Expected dividend yield	—	—	—

        The risk-free interest rate is based on the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected life assumption. Expected life is determined through the simplified method as defined in the Securities and Exchange Commission Staff Accounting Bulletin No. 110. The Company believes that this is the best estimate of the expected term of a new option. Expected volatility is based on a number of factors, but the Company currently believes that the exclusive use of its historical volatility results in the best estimate of the grant-date fair value of employee stock options because it reflects the market's current expectations of future volatility. The expected dividend yield was not considered in the option pricing formula since the Company does not pay dividends and has no current plans to do so in the future. The terms of certain of the Company's indebtedness currently restrict its ability to pay dividends to its shareholders. The weighted average fair values of options granted was $7.11, $7.89 and $8.56 per share for the years ended December 31, 2012, 2011 and 2010, respectively.

        In addition, the Company utilizes an estimated forfeiture rate when calculating the stock-based compensation expense for the period. The Company has applied estimated forfeiture rates derived from an analysis of historical data of 5.7%, 5.2% and 5.4% for the years ended December 31, 2012, 2011 and 2010, respectively, in determining the expense recorded in the accompanying consolidated statements of income and comprehensive income.

Earnings Per Share

        Net income per common share attributable to Bruker Corporation shareholders is calculated by dividing net income attributable to Bruker Corporation by the weighted-average shares outstanding during the period. The diluted net income per share computation includes the effect of shares, which would be issuable upon the exercise of outstanding stock options and the vesting of restricted stock, reduced by the number of shares, which are assumed to be purchased by the Company under the treasury stock method.

        The following table sets forth the computation of basic and diluted weighted average shares outstanding for the years ended December 31, (in millions, except per share data):

	2012	2011	2010
Net income attributable to Bruker Corporation	$77.5	$92.3	$95.4

Weighted average shares outstanding:
Weighted average shares outstanding-basic	166.0	165.4	164.4
Effect of dilutive securities:
Stock options and restricted stock	1.4	1.5	1.3

Weighted average shares outstanding-diluted	167.4	166.9	165.7

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.47	$0.56	$0.58

Diluted	$0.46	$0.55	$0.58

        Stock options to purchase approximately 0.6 million shares, 0.1 million shares and 0.7 million shares were excluded from the computation of diluted earnings per share for the years ended December 31, 2012, 2011 and 2010, respectively, because their effect would have been anti-dilutive.

Employee Retirement Plans

        The Company recognizes the over-funded or under-funded status of defined benefit pension and other postretirement defined benefit plans as an asset or liability, respectively, in its consolidated balance sheets and recognizes changes in the funded status in the year in which the changes occur through other comprehensive income.

Other Comprehensive Income

        Other comprehensive income refers to revenues, expenses, gains and losses that are excluded from net income as these amounts are recorded directly as an adjustment to shareholders' equity, net of tax. The Company's other comprehensive income is composed primarily of foreign currency translation adjustments, changes in the funded status of defined benefit pension plans and changes in the fair value of derivatives that have been designated as cash flow hedges.

Foreign Currency Translation

        Assets and liabilities of the Company's foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using year-end exchange rates, or historical rates, as appropriate. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a separate component of shareholders' equity. Gains and losses resulting from foreign currency transactions are reported in interest and other income (expense), net in the consolidated statements of income and comprehensive income for all periods presented. The Company may periodically have certain intercompany foreign currency transactions that are deemed to be of a long-term investment nature. Exchange adjustments related to those transactions are made directly to a separate component of shareholders' equity.

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

Contingencies

        The Company is subject to proceedings, lawsuits and other claims related to patents, product and other matters. The Company assesses the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after analysis of each individual issue. The required reserves may change in the future due to new developments in each situation or changes in settlement strategy in assessing these matters.

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

        Significant estimates and judgments made by management in preparing these financial statements include revenue recognition, allowances for doubtful accounts, writedowns for excess and obsolete inventory,estimated fair values used to record impairment charges related to intangible assets, goodwill, and other long-lived assets, amortization periods, expected future cash flows used to evaluate the recoverability of long-lived assets, stock-based compensation expense, warranty allowances, restructuring and other related charges, contingent liabilities and the recoverability of the Company's net deferred tax assets.

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

Reclassifications

        Certain line items in prior period financial statements have been reclassified to conform to current period presentation.

Note 3—Acquisitions

Acquisitions Completed in 2012

        In March 2012, the Company completed the acquisition of SkyScan N.V. (the "SkyScan business"), a privately owned company based in Belgium that provides advanced, high-resolution micro-computed tomography systems for three-dimensional X-ray imaging in preclinical imaging applications and materials research markets. The Company expects synergies from combining the SkyScan business into its current product portfolio. The acquisition of the SkyScan business is being accounted for under the acquisition method. The components and fair value allocation of the consideration transferred in connection with the SkyScan business are as follows (in millions):

Consideration Transferred:
Cash paid	$24.6
Cash acquired	(2.9)
Contingent consideration	3.7

Total consideration transferred	$25.4

Allocation of Consideration Transferred:
Accounts receivable	$3.1
Inventories	6.6
Other current assets	0.3
Property, plant and equipment	2.3
Intangible assets:
Existing technology	7.2
Customer relationships	6.4
Goodwill	10.3
Liabilities assumed	(10.8)

Total consideration transferred	$25.4

        The fair value allocation includes contingent consideration in the amount of $3.7 million, which represents the estimated fair value of future payments to the former shareholders of the SkyScan business based on achieving annual revenue targets for the years 2012-2014. The maximum potential future payments related to the contingent consideration is capped at approximately $5.9 million. The Company's allocation of the consideration transferred in connection with the acquisition of the SkyScan business will be finalized in the first quarter of 2013 upon final valuation procedures. The final fair value allocation of the purchase price may differ from the information presented in these consolidated financial statements. The weighted-average amortization period for intangible assets acquired in connection with the SkyScan business is 7 years for existing technology and 10 years for customer relationships.

        The results of the SkyScan business, including the amount allocated to goodwill, have been included in the Scientific Instruments segment from the date of acquisition. Pro forma financial information reflecting the acquisition of the SkyScan business has not been presented because the impact on revenues, net income and net income per common share attributable to Bruker Corporation shareholders is not material.

Acquisitions Completed in 2011

        In October 2011, the Company completed the acquisition of Center for Tribology, Inc. (the "tribology business"), a privately owned company based in California, U.S.A. The acquired business provides nano-mechanical and tribological test instrumentation for basic materials research and industrial manufacturing in a range of fields, including biomedical, petroleum, microelectronics, energy, and automotive markets. The tribology business expands the Company's nano surfaces business into an adjacent market that the Company could not previously address. The Company acquired the tribology business for $12.7 million in cash and a contingent consideration arrangement that could require the Company to pay the former shareholder of the tribology business an additional $1.5 million in each of the years 2012 and 2013. The former shareholder of the tribology business will earn the contingent consideration if certain revenue and gross profit margin targets are achieved in 2012 and 2013 and their employment continues at the Company. The targets were not achieved for 2012. Under the purchase agreement $1.6 million of the purchase price was paid into escrow pending the resolution of indemnification obligations and working capital obligations of the former shareholder of the acquired business. The Company anticipates the final settlement of the amounts in escrow to occur in 2013.

        In April 2011, the Company completed the acquisition of Michrom Bioresources Inc. (the "HPLC business"), a privately owned company based in California, U.S.A., that provides high performance liquid chromatography instrumentation, accessories and consumables to the life science market. High performance liquid chromatography is a chromatographic technique that can separate a mixture of compounds and is often used as the front-end to a mass spectrometer to identify, quantify and purify the individual components of the sample. The acquisition of the HPLC business expands the Company's mass spectrometry businesses. The Company acquired the HPLC business for $1.1 million in cash, 134,362 shares of unrestricted common stock and 156,823 shares of restricted common stock. The restricted common stock will vest over a five year period and is contingent on continuing employment with the Company. Under the purchase agreement $0.1 million of cash and 10% of the total shares issued were paid into escrow pending the resolution of indemnification obligations and working capital obligations of the former shareholders of the acquired business. Final settlement of the amounts in escrow occurred in 2012.

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

        The fair value of the contingent consideration arrangement in the acquisition of the tribology business is not included in the total consideration transferred because it is forfeited if the former shareholder's employment is terminated. Similarly, the fair value of the restricted common stock issued in the acquisition of the HPLC business is not included in the total consideration transferred because it is forfeited if the former shareholders' employment is terminated. Because these arrangements are forfeited if employment is terminated, the amounts are considered to be compensation for post-combination service and will be accounted for as compensation expense over the period the contingent amounts, if any, are earned.

        The allocation of the consideration transferred in connection with the tribology business was completed in 2012. The allocation of the consideration transferred in connection with the HPLC business was completed in 2011.

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

        Transaction costs associated with the acquisition of the tribology and HPLC businesses were expensed as incurred. The Company incurred $1.1 million in expenses that are included in other charges, net in the consolidated statements of income and comprehensive income for the year ended December 31, 2011. These costs consist primarily of professional fees.

        The results of the tribology and HPLC businesses have been included in the Scientific Instruments segment from the date of acquisition. Pro forma financial information reflecting the acquisition of these businesses has not been presented because the impact on revenues, net income and net income per common share attributable to Bruker Corporation shareholders is not material.

Acquisitions Completed in 2010

        In October 2010, the Company completed the acquisition of Veeco Metrology Inc., a scanning probe microscopy and optical industrial metrology instruments business (the "nano surfaces business"), from Veeco Instruments Inc. ("Veeco") for cash consideration of $230.4 million. The Company financed the acquisition with $167.6 million borrowed under a revolving credit agreement and the balance with cash on hand. The acquired business complements the Company's existing atomic force microscopy products and expanded the Company's offerings to industrial and applied markets, specifically in the fields of materials and nanotechnology research and analysis. $22.9 million of the purchase price was paid into escrow pending the resolution of indemnification obligations and working capital obligations of the seller. In October 2011, the escrow was released to Veeco.

        In May 2010, the Company completed the acquisition of three former Varian, Inc. ("Varian") product lines, which Agilent Technologies, Inc. ("Agilent") divested in connection with its acquisition of Varian. The Company acquired certain assets and assumed certain liabilities in Varian's inductively coupled plasma mass spectrometry instruments business, gas chromatography instruments business, and gas chromatography triple-quadrupole mass spectrometry instruments business (collectively, the "chemical analysis business") for cash consideration of $37.5 million. The acquired business complements the Company's existing mass spectrometry products and expands the Company's offerings to industrial and applied markets.

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

        Transaction costs associated with the acquisitions of the nano surfaces and chemical analysis businesses have been expensed as incurred. The Company incurred $3.1 million and $4.6 million in expenses that are included in other charges, net in the consolidated statements of income and comprehensive income for the years ended December 31, 2011 and 2010, respectively. The costs incurred in 2011 consist primarily of transition costs whereby Agilent and Veeco provided administrative services on behalf of the Company for defined periods. The transition service arrangements expired in 2011. In 2010, transaction costs include $2.8 million of transition costs provided by Agilent and Veeco and transaction expenses of $1.8 million consisting of various professional fees.

        The results of the nano surfaces business and the chemical analysis business have been included in the Scientific Instruments segment from the date of acquisition.

        The following table sets forth unaudited pro forma financial information reflecting the acquisition of the nano surfaces business as if the acquisition had occurred on January 1, 2010, for the year ended December 31, 2010 (in millions, except per share date):

2010 (Unaudited)
Revenue	$1,410.7
Net income attributable to Bruker Corporation	97.0
Net income per common share attributable to Bruker Corporation shareholders:
Basic and diluted	$0.59

        Pro forma financial information reflecting the acquisition of the chemical analysis business has not been presented because the impact on revenues, net income and net income per common share attributable to Bruker Corporation shareholders is not material.

Note 4—Fair Value of Financial Instruments

        The Company measures the following financial assets and liabilities at fair value on a recurring basis. The following tables set forth the Company's financial instruments and presents them within the fair value hierarchy using the lowest level of input that is significant to the fair value measurement at December 31, 2012 and 2011 (in millions):

December 31, 2012	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$8.2	$8.2	$—	$—
Restricted cash	3.7	3.7	—	—
Foreign exchange contracts	1.8	—	1.8	—
Embedded derivatives in purchase and delivery contracts	0.3	—	0.3	—
Long-term restricted cash	3.9	3.9	—	—

Total assets recorded at fair value	$17.9	$15.8	$2.1	$—

Liabilities:
Contingent consideration	$3.7	$—	$—	$3.7
Embedded derivatives in purchase and delivery contracts	0.3	—	0.3	—
Fixed price commodity contracts	0.2	—	0.2	—

Total liabilities recorded at fair value	$4.2	$—	$0.5	$3.7

December 31, 2011	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$26.3	$26.3	$—	$—
Restricted cash	2.2	2.2	—	—
Embedded derivatives in purchase and delivery contracts	0.6	—	0.6	—
Fixed price commodity contracts	0.5	—	0.5	—
Long-term restricted cash	3.9	3.9	—	—

Total assets recorded at fair value	$33.5	$32.4	$1.1	$—

Liabilities:
Interest rate swap contract	$1.1	$—	$1.1	$—
Foreign exchange contracts	4.2	—	4.2	—
Embedded derivatives in purchase and delivery contracts	0.4	—	0.4	—
Fixed price commodity contracts	0.5	—	0.5	—

Total liabilities recorded at fair value	$6.2	$—	$6.2	$—

        Derivative financial instruments are classified within level 2 because there is not an active market for each derivative contract, however, the inputs used to calculate the value of the instruments are obtained from active markets.

        The interest rate swap matured at December 31, 2012.

        The fair value of the long-term fixed interest rate debt, which has been classified as Level 2, was $255.6 million at December 31, 2012 based on market and observable sources with similar maturity dates.

        The Company measures assets and liabilities at fair value with changes in fair value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities during the year ended December 31, 2012. During 2012, as part of the Company's acquisition of the SkyScan business, the Company recorded a contingent consideration liability that has been classified as a Level 3 in the fair value hierarchy. The contingent consideration represents the estimated fair value of future payments to the former shareholders of the SkyScan business based on achieving annual revenue targets for the years 2012-2014. The Company initially valued the contingent consideration by using the discounted cash flow method. Changes to the fair value of the contingent consideration as of December 31, 2012 have not been material.

Note 5—Accounts Receivable

        The following is a summary of trade accounts receivable at December 31, (in millions):

	2012	2011
Gross accounts receivable	$297.2	$288.4
Allowance for doubtful accounts	(7.9)	(5.6)

Accounts receivable, net	$289.3	$282.8

        The allowance for doubtful accounts is management's estimate of credit losses in the accounts receivable. The allowance for doubtful accounts is based on a number of factors, including an evaluation of customer credit worthiness, the age of the outstanding receivable, economic trends and historical experience. The allowance for doubtful accounts is reviewed on a quarterly basis and changes in estimates are reflected in the period in which they become known. The Company writes off account balances against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for doubtful accounts are recorded in selling, general and administrative expenses in the accompanying consolidated statements of income and comprehensive income.

        The following is a summary of the activity in the Company's allowance for doubtful accounts at December 31, (in millions):

	Balance at Beginning of Period	Additions Charged to Expense	Deductions Amounts Written Off	Balance at End of Period
2012	$5.6	$3.0	$(0.7)	$7.9
2011	5.1	0.9	(0.4)	5.6
2010	5.4	0.3	(0.6)	5.1

Note 6—Inventories

        Inventories consisted of the following at December 31, (in millions):

	2012	2011
Raw materials	$199.0	$175.5
Work-in-process	197.0	169.4
Finished goods	160.5	175.3
Demonstration units	55.0	56.0

Inventories	$611.5	$576.2

        Finished goods include in-transit systems that have been shipped to the Company's customers but not yet installed and accepted by the customer. As of December 31, 2012 and 2011, inventory-in-transit was $93.9 million and $116.8 million, respectively.

        The Company reduces the carrying value of its demonstration inventories for differences between its cost and estimated net realizable value through a charge to cost of product revenue that is based on a number of factors including the age of the unit, the physical condition of the unit and an assessment of technological obsolescence. Amounts recorded in cost of revenue related to the write-down of demonstration units to net realizable value were $31.5 million, $30.0 million and $24.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Note 7—Property, Plant and Equipment

        The following is a summary of property, plant and equipment by major asset class at December 31, (in millions):

	2012	2011
Land	$33.8	$32.3
Building and leasehold improvements	278.0	241.3
Machinery, equipment, software and furniture and fixtures	353.1	298.9

	664.9	572.5
Less accumulated depreciation and amortization	(381.3)	(323.5)

Property, plant and equipment, net	$283.6	$249.0

        Depreciation expense, which includes the amortization of leasehold improvements, for the years ended December 31, 2012, 2011 and 2010 was $37.1 million, $34.8 million and $30.3 million, respectively.

        The Company recorded an impairment charge for the year ended December 31, 2012 in the amount of $6.0 million, related to property, plant and equipment within the CAM division as a result of experiencing increased deterioration in its financial performance and the Energy & Supercon Technologies segment based on the abandonment of a project, to reduce the carrying value of those assets to their estimated fair values. The change is recorded within "Impairment of assets" in the accompanying statements of income and comprehensive income.

Note 8—Goodwill and Other Intangible Assets

        The following table sets forth the changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 (in millions):

Balance at December 31, 2010	$98.3
Acquisitions	4.7
Dispositions	(0.1)
Current period adjustments	(2.0)
Foreign currency impact	(0.7)

Balance at December 31, 2011	100.2
Acquisitions	10.5
Impairment of assets	(1.4)
Current period adjustments	6.1
Foreign currency impact	0.5

Balance at December 31, 2012	$115.9

        At December 31, 2012 and 2011, all goodwill was allocated to the Scientific Instruments segment. The goodwill acquired in 2012 primarily relates to the acquisition of the SkyScan business. The goodwill acquired in 2011 relates to the acquisition of the tribology business and the HPLC business.

        At December 31, 2012, the Company performed its annual impairment evaluation and concluded all reporting units' fair values exceeded their carrying values, with the exception of the CAM division, which is part of the Scientific Instruments segment, as a result of experiencing increased deterioration in its financial performance. The Company, therefore, performed step two of the impairment test to measure potential impairment and concluded an impairment charge of $1.4 million was required. This amount represents all the goodwill allocated to the CAM division and is recorded within "Impairment of assets" in the accompanying statements of income and comprehensive income for the year ended December 31, 2012. There are no indefinite-lived intangible assets associated with the CAM division nor any impairment of indefinite-lived intangible assets during year ended December 31, 2012.

        No impairment losses were recorded on goodwill during the years ended December 31, 2011 and 2010.

        The following is a summary of intangible assets at December 31, (in millions):

	2012			2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology and related patents	$151.5	$(47.6)	$103.9	$141.4	$(29.9)	$111.5
Customer relationships	15.3	(7.9)	7.4	22.0	(5.1)	16.9
Trade names	0.2	(0.2)	—	0.2	(0.2)	—

Intangible assets subject to amortization	167.0	(55.7)	111.3	163.6	(35.2)	128.4
In-process research and development	5.7	—	5.7	8.0	—	8.0

Intangible assets	$172.7	$(55.7)	$117.0	$171.6	$(35.2)	$136.4

        The Company determined the increased deterioration in financial performance of the CAM division discussed above was an indicator requiring the evaluation of the definite-lived intangible assets within that reporting unit for recoverability. The Company performed a valuation at December 31, 2012 and determined that the definite-lived intangible assets within the CAM division were impaired. The Company recorded an impairment charge in the amount of $16.4 million for the year ended December 31, 2012 to reduce the carrying value of those assets to their estimated fair values. This impairment charge is included within "Impairment of assets" in the accompanying statement of income and comprehensive income. No impairment losses were recorded related to definite-lived intangible assets during the years ended December 31, 2011 and 2010.

        For the years ended December 31, 2012, 2011 and 2010, the Company recorded amortization expense of approximately $22.0 million, $18.1 million and $5.8 million, respectively, in the consolidated statements of income and comprehensive income.

        The estimated future amortization expense related to amortizable intangible assets at December 31, 2012 is as follows (in millions):

2013	$20.4
2014	19.8
2015	19.6
2016	19.1
2017	18.7
Thereafter	13.7

Total	$111.3

Note 9—Other Current Liabilities

        The following is a summary of other current liabilities at December 31, (in millions):

	2012	2011
Deferred revenue	$82.5	$83.0
Accrued compensation	85.1	77.5
Income taxes payable	60.9	55.8
Accrued warranty	27.9	27.9
Derivative liabilities	0.5	6.2
Other accrued expenses	79.8	69.6

Other current liabilities	$336.7	$320.0

        The following table sets forth the changes in accrued warranty for the years ended December 31, 2012 and 2011 (in millions):

Balance at December 31, 2010	$28.4
Accruals for warranties issued during the year	13.5
Settlements of warranty claims	(13.0)
Foreign currency impact	(1.0)

Balance at December 31, 2011	27.9
Accruals for warranties issued during the year	15.7
Settlements of warranty claims	(15.9)
Foreign currency impact	0.2

Balance at December 31, 2012	$27.9

Note 10—Debt

        The Company's debt obligations consist of the following as of December 31, (in millions):

	2012	2011
US Dollar term loan under the Amended Credit Agreement	$—	$82.5
US Dollar revolving loan under the Amended Credit Agreement	93.0	216.5
US Dollar notes under the Note Purchase Agreement	240.0	—
Capital lease obligations and other loans	4.2	4.1

Total debt	337.2	303.1
Current portion of long-term debt	(1.3)	(83.7)

Total long-term debt, less current portion	$335.9	$219.4

        In February 2008, the Company entered into a credit agreement (the "Credit Agreement") with a syndicate of lenders that provided for a revolving credit line with a maximum commitment of $230.0 million and a term loan facility of $150.0 million. The outstanding principal under the term loan was payable in quarterly installments through December 2012. As of December 31, 2012, there were no amounts outstanding under the term loan. Borrowings under the Credit Agreement accrued interest, at the Company's option, at either (i) the higher of the prime rate or the federal funds rate plus 0.50%, or (ii) adjusted LIBOR, plus margins ranging from 0.40% to 1.25% and a facility fee ranging from 0.10% to 0.20%.

        In May 2011, the Company entered into an amendment to and restatement of the Credit Agreement, referred to as the Amended Credit Agreement. The Company accounted for the amendment as a modification under FASB ASC No. 470, Debt ("ASC No. 470"). The Amended Credit Agreement increases the maximum commitment on the Company's revolving credit line to $250.0 million and extends the maturity date to May 2016. Borrowings under the revolving credit line of the Amended Credit Agreement accrue interest, at the Company's option, at either (a) the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, (iii) adjusted LIBOR plus 1.00% or (iv) LIBOR, plus margins ranging from 0.80% to 1.65%. There is also a facility fee ranging from 0.20% to 0.35%. The Amended Credit Agreement had no impact on the maturity or pricing of the Company's term loan that matured on December 31, 2012.

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

        The following is a summary of the maximum commitments and the net amounts available to the Company under the revolving loan arrangements at December 31, 2012 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
Amended Credit Agreement	1.4%	$250.0	$93.0	$1.5	$155.5
Other revolving loans	—	185.5	—	141.7	43.8

Total revolving loans		$435.5	$93.0	$143.2	$199.3

        Other revolving loans are with various financial institutions located primarily in Germany, Switzerland and France. The Company's other revolving lines of credit are typically due upon demand with interest payable monthly. Certain of these lines of credit are unsecured while others are secured by the accounts receivable and inventory of the related subsidiary.

        In January 2012, the Company entered into a note purchase agreement (the "Note Purchase Agreement") with a group of accredited institutional investors. Pursuant to the Note Purchase Agreement, the Company issued and sold $240.0 million of senior notes, referred to as the Senior Notes, which consist of the following:

  •
  $20 million 3.16% Series 2012A Senior Notes, Tranche A, due January 18, 2017;

  •
  $15 million 3.74% Series 2012A Senior Notes, Tranche B, due January 18, 2019;

  •
  $105 million 4.31% Series 2012A Senior Notes, Tranche C, due January 18, 2022; and

  •
  $100 million 4.46% Series 2012A Senior Notes, Tranche D, due January 18, 2024.

        Under the terms of the Note Purchase Agreement, the Company may issue and sell additional senior notes up to an aggregate principal amount of $600 million, subject to certain conditions. Interest on the Senior Notes is payable semi-annually on January 18 and July 18 of each year, commencing July 18, 2012. The Senior Notes are unsecured obligations of the Company and are fully and unconditionally guaranteed by certain of the Company's direct and indirect subsidiaries. The Senior Notes rank pari passu in right of repayment with the Company's other senior unsecured indebtedness. The Company may prepay some or all of the Senior Notes at any time in an amount not less than 10% of the original aggregate principal amount of the Senior Notes to be prepaid, at a price equal to the sum of (a) 100% of the principal amount thereof, plus accrued and unpaid interest, and (b) the applicable make-whole amount, upon not less than 30 and no more than 60 days' written notice to the holders of the Senior Notes. In the event of a change in control of the Company, as defined in the Note Purchase Agreement, the Company may be required to prepay the Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest.

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

        As of December 31, 2012, the Company was in compliance with the covenants of the Amended Credit Agreement and the Note Purchase Agreement.

        Annual maturities of long-term debt outstanding at December 31, 2012 are as follows (in millions):

2013	$1.3
2014	0.9
2015	0.8
2016	93.8
2017	20.1
Thereafter	220.3

Total	$337.2

        Interest expense for the years ended December 31, 2012, 2011 and 2010, was $14.3 million, $7.3 million and $5.6 million, respectively.

Note 11—Derivative Instruments and Hedging Activities

Interest Rate Risks

        The Company's exposure to interest rate risk relates primarily to outstanding variable rate debt and adverse movements in the related short-term market rates. The most significant component of the Company's interest rate risk relates to amounts outstanding under the Amended Credit Agreement. In April 2008, the Company entered into an interest rate swap arrangement to manage its exposure to interest rate movements and the related effect on its variable rate debt. Under this interest rate swap arrangement, the Company paid a fixed rate of approximately 3.8% and received a variable rate based on three month LIBOR. The initial notional amount of this interest rate swap was $90.0 million and it amortized in proportion to the term debt component of the Amended Credit Agreement through December 2012. The notional amount of this interest rate swap matured at December 31, 2012 along with the final payment on the related 2008 term loan. At December 31, 2011, the notional amount of this interest rate swap was $49.5 million. The Company concluded that this swap met the criteria to qualify as an effective hedge of the variability of cash flows of the interest payments and accounts for the interest rate swap as a cash flow hedge. Accordingly, the Company reflected changes in the fair value of the effective portion of this interest rate swap in accumulated other comprehensive income, a separate component of shareholders' equity. Amounts recorded in accumulated other comprehensive income are reclassified to interest and other income (expense), net in the consolidated statement of income and comprehensive income when either the forecasted transaction occurs or it becomes probable that the forecasted transaction will not occur. As of December 31, 2012, the Company has no interest rate swaps outstanding.

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

Buy	Notional Amount in Buy Currency	Sell	Maturity	Notional Amount in U.S. Dollars	Fair Value of Assets	Fair Value of Liabilities
December 31, 2012:
Euro	1.2	Australian Dollars	January 2013 to April 2013	$1.6	$0.0	$—
Euro	49.3	U.S. Dollars	January 2013 to October 2013	64.0	1.2	—
Swiss Francs	26.1	U.S. Dollars	January 2013	27.9	0.6	—
U.S. Dollars	0.8	Mexican Pesos	January 2013	0.8	—	—

				$94.3	$1.8	$—

December 31, 2011:
Euro	1.5	Australian Dollars	January 2012	$2.1	$—	$0.1
Euro	35.0	U.S. Dollars	January 2012 to October 2012	48.2	—	2.9
Swiss Francs	24.5	U.S. Dollars	January 2012	27.4	—	1.2
U.S. Dollars	2.5	Mexican Pesos	January 2012 to November 2012	2.5	—	—

				$80.2	$—	$4.2

        In addition, the Company periodically enters into purchase and sales contracts denominated in currencies other than the functional currency of the parties to the transaction. The Company accounts for these transactions separately valuing the "embedded derivative" component of these contracts. The contracts, denominated in currencies other than the functional currency of the transacting parties, amounted to $40.2 million for the delivery of products and $10.3 million for the purchase of products at December 31, 2012 and $34.8 million for the delivery of products and $4.9 million for the purchase of products at December 31, 2011. The changes in the fair value of these embedded derivatives are recorded in interest and other income (expense), net in the consolidated statements of income and comprehensive income.

Commodity Price Risk Management

        The Company has an arrangement with a customer under which it has a firm commitment to deliver copper based superconductors at a fixed price. In order to minimize the volatility that fluctuations in the price of copper have on the Company's sales of these commodities, the Company enters into commodity hedge contracts. At December 31, 2012 and 2011, the Company had fixed price commodity contracts with notional amounts aggregating $3.4 million and $3.9 million, respectively. The changes in the fair value of these commodity contracts are recorded in interest and other income (expense), net in the consolidated statements of income and comprehensive income.

        The fair value of the derivative instruments described above are recorded in our consolidated balance sheets for the years ending December 31, 2012 and 2011 as follows (in millions):

	Balance Sheet Location	2012	2011
Derivative assets:
Foreign exchange contracts	Other current assets	$1.8	$—
Embedded derivatives in purchase and delivery contracts	Other current assets	0.3	0.6
Fixed price commodity contracts	Other current assets	—	0.5
Derivative liabilities:
Foreign exchange contracts	Other current liabilities	$—	$4.2
Interest rate swap contract	Other current liabilities	—	1.1
Embedded derivatives in purchase and delivery contracts	Other current liabilities	0.3	0.4
Fixed price commodity contracts	Other current liabilities	0.2	0.5

        The losses recognized in other comprehensive income related to the effective portion of the interest rate swap designated as a hedging instrument for the years ending December 31, are as follows (in millions):

	2012	2011	2010
Interest rate swap contract	$(0.2)	$(0.3)	$(2.1)

        The losses related to the effective portion of the interest rate swap designated as a hedging instrument that were reclassified from other comprehensive income and recognized in net income for the years ending December 31, are as follows (in millions):

	2012	2011	2010
Interest rate swap contract	$(1.3)	$(2.2)	$(2.6)

        The Company did not recognize any amounts related to ineffectiveness in the results of operations for the years ended December 31, 2012, 2011 and 2010, respectively.

        The impact on net income of unrealized gains and losses resulting from changes in the fair value of derivative instruments not designated as hedging instruments for the years ending December 31, are as follows (in millions):

	2012	2011	2010
Foreign exchange contracts	$6.0	$(4.6)	$0.4
Embedded derivatives	(0.2)	1.6	0.1

Income (expense), net	$5.8	$(3.0)	$0.5

        These amounts are recorded in interest and other income (expense), net in the consolidated statements of income and comprehensive income.

Note 12—Income Taxes

        The domestic and foreign components of income before taxes are as follows for the years ended December 31, (in millions):

	2012	2011	2010
Domestic	$(11.6)	$(25.3)	$(12.5)
Foreign	149.9	170.8	162.6

	$138.3	$145.5	$150.1

        The components of the income tax provision are as follows for the years ended December 31, (in millions):

	2012	2011	2010
Current income tax (benefit) expense:
Federal	$1.4	$(0.6)	$0.3
State	0.9	0.2	—
Foreign	69.5	56.7	56.6

Total current income tax expense	71.8	56.3	56.9
Deferred income tax (benefit):
Federal	1.2	(3.8)	0.3
State	—	(0.9)	—
Foreign	(12.9)	(0.1)	(3.9)

Total deferred income tax (benefit)	(11.7)	(4.8)	(3.6)

Income tax provision	$60.1	$51.5	$53.3

        A reconciliation of the United States federal statutory rate to the effective income tax rate is as follows for the years ended December 31:

	2012	2011	2010
Statutory tax rate	35.0%	35.0%	35.0%
Foreign tax rate differential	(7.2)	(8.0)	(5.7)
Permanent differences	18.7	12.8	13.7
Tax contingencies	3.0	6.1	4.4
Change in tax rates	(0.7)	0.2	0.1
Withholding taxes	0.3	—	(1.3)
State income taxes, net of federal benefits	0.3	(0.3)	0.7
Purchase accounting	0.9	(3.0)	0.2
Tax Credits	(9.5)	(5.1)	(4.1)
Other	0.1	(1.5)	(0.5)
Change in valuation allowance for unbenefitted losses	2.6	(0.8)	(7.0)

Effective tax rate	43.5%	35.4%	35.5%

        The tax effect of temporary items that give rise to significant portions of the deferred tax assets and liabilities are as follows as of December 31, (in millions):

	2012	2011
Deferred tax assets:
Accounts receivable	$1.3	$—
Accrued expenses	0.8	6.1
Compensation	8.6	8.2
Investments	0.8	4.2
Deferred revenue	2.2	4.4
Net operating loss carryforwards	10.6	15.3
Capital loss carryforwards	—	0.3
Foreign tax and other tax credit carryforwards	15.5	14.8
Foreign statutory reserves	15.0	4.9
Unrealized currency gain/loss	4.8	—
Warranty reserve	3.1	2.9
Other	0.6	1.3

Gross deferred tax assets	63.3	62.4
Less valuation allowance	(39.9)	(33.7)

Total deferred tax assets	23.4	28.7

Deferred tax liabilities:
Accounts receivable	0.1	1.0
Fixed assets	2.8	4.0
Foreign statutory reserves	5.8	12.5
Investments	0.3	2.5
Inventory	0.3	0.6
Intangibles	5.8	7.6
Accrued expenses	3.9	3.8
Other	—	3.0

Total deferred tax liabilities	19.0	35.0

Net deferred tax liability	$4.4	$(6.3)

        The valuation allowance was determined through an assessment of both positive and negative evidence whether it is more likely than not that deferred tax assets are recoverable. The Company's assessment was made on a jurisdiction-by-jurisdiction basis. The Company fully reserved all U.S. net deferred tax assets, which are predominantly net operating losses and tax credit carryforwards.

        As of December 31, 2012, the Company has approximately $27.9 million of U.S. net operating loss carryforwards available to reduce future state taxable income which expire at various times through 2032 and approximately $51.9 million of German Trade Tax net operating losses that are carried forward indefinitely. The Company also has U.S. tax credits of approximately $13.0 million available to offset future tax liabilities that expire at various dates, which include research and development tax credits of $11.6 million expiring at various times through 2032 and foreign tax credits of $1.4 million expiring at various times through 2022. Utilization of the U.S. net operating loss carryforwards and credits may be subject to annual limitations due to the ownership percentage change limitations provided by the Internal Revenue Code Section 382 and similar state provisions. In the event of a deemed change in control under Internal Revenue Code Section 382, an annual limitation on the utilization of net operating losses and credits may result in the expiration of all or a portion of the net operating loss and credit carryforwards.

        The Company has permanently reinvested the earnings of its subsidiaries in the cumulative amount of approximately $979.8 million as of December 31, 2012, and therefore, has not provided for U.S. income taxes that could result from the distribution of such earnings to the U.S. parent. If these earnings were ultimately distributed to the U.S. in the form of dividends or otherwise, or if the shares of the subsidiaries were sold or transferred, the Company would likely be subject to additional U.S. income taxes, net of the impact of any available foreign tax credits. It is not practical to estimate the amount of unrecognized deferred U.S. income taxes on these undistributed earnings.

        The Company has gross unrecognized tax benefits of approximately $42.1 million as of December 31, 2012, of which $23.6 million, if recognized, would result in a reduction of the Company's effective tax rate. A tabular reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Gross unrecognized tax benefits at December 31, 2009	$23.2
Gross increases—tax positions in prior periods	3.1
Gross decreases—tax positions in prior periods	(1.4)
Gross increases—current period tax positions	2.1

Gross unrecognized tax benefits at December 31, 2010	27.0
Gross increases—tax positions in prior periods	5.5
Gross decreases—tax positions in prior periods	(0.6)
Gross increases—current period tax positions	3.1
Gross decreases—current period tax positions	(0.4)

Gross unrecognized tax benefits at December 31, 2011	34.6
Gross increases—tax positions in prior periods	5.9
Gross decreases—tax positions in prior periods	(2.2)
Gross increases—current period tax positions	12.0
Settlements	(4.6)
Lapse of statutes	(3.6)

Gross unrecognized tax benefits at December 31, 2012	$42.1

        The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2012 and 2011, the Company had approximately $3.7 million and $5.6 million, respectively, of accrued interest and penalties related to uncertain tax positions included in other current liabilities in the consolidated balance sheets. Penalties and interest related to unrecognized tax benefits of $2.0 million and $1.3 million were recorded in the provision for income taxes during the year ended December 31, 2012 and 2011, respectively.

        The Company files tax returns in the United States, which include federal, state and local jurisdictions and many foreign jurisdictions with varying statutes of limitations. The Company considers Germany, the United States and Switzerland to be its significant tax jurisdictions. The tax years 2009 to 2012 are open tax years in these significant jurisdictions. In the fourth quarter of 2012, the Company settled tax audits in Switzerland and Germany. The Company recorded an additional $4.6 million, $6.3 million and $2.8 million of tax reserves related to these audits in 2012, 2011 and 2010, respectively. In addition, the Company has been contacted by the United States Internal Revenue Service and a tax audit has commenced in 2012 for the tax year 2010. It is expected that this audit will be completed in the fourth quarter of 2013.

Note 13—Employee Benefit Plans

Defined Benefit Plans

        Substantially all of the Company's employees in Switzerland, France and Japan, as well as certain employees in Germany, are covered by Company-sponsored defined benefit pension plans. Retirement benefits are generally earned based on years of service and compensation during active employment. Eligibility is generally determined in accordance with local statutory requirements, however, the level of benefits and terms of vesting varies among plans.

Net Periodic Pension Cost

	2012	2011	2010
Components of net periodic benefit costs:
Service cost	$4.6	$5.5	$3.9
Interest cost	4.8	4.9	4.4
Expected return on plan assets	(4.0)	(4.1)	(3.4)
Amortization of net loss	1.1	1.3	0.6

Net periodic benefit costs	$6.5	$7.6	$5.5

        The Company measures its benefit obligation and the fair value of plan assets as of December 31st each year. The changes in benefit obligations and plan assets under the defined benefit pension plans, projected benefit obligation and funded status of the plans were as follows at December 31, (in millions):

	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$153.5	$151.7
Service cost	4.6	5.5
Interest cost	4.8	4.9
Plan participant contributions	3.4	3.4
Benefits paid	(5.0)	(3.3)
Actuarial loss (gain)	20.4	(7.7)
Impact of foreign currency exchange rates	3.8	(1.0)

Benefit obligation at end of year	185.5	153.5
Change in plan assets:
Fair value of plan assets at beginning of year	112.9	111.3
Return on plan assets	4.4	(2.1)
Plan participant and employer contributions	8.7	7.6
Benefits paid	(5.0)	(3.3)
Impact of foreign currency exchange rates	2.9	(0.6)

Fair value of plan assets at end of year	123.9	112.9

Net funded status	$(61.6)	$(40.6)

        The accumulated benefit obligation for the defined benefit pension plans is $176.5 million and $145.5 million at December 31, 2012 and 2011, respectively. All defined benefit pension plans have an accumulated benefit obligation and projected benefit obligation in excess of plan assets at December 31, 2012 and 2011.

        The following amounts were recognized in the accompanying consolidated balance sheets for the Company's defined benefit plans at December 31, (in millions):

	2012	2011
Current liabilities	$(1.6)	$(1.4)
Non-current liabilities	(60.0)	(39.2)

Net benefit obligation	$(61.6)	$(40.6)

        The following pre-tax amounts were recognized in accumulated other comprehensive income for the Company's defined benefit plans at December 31, (in millions):

	2012	2011
Reconciliation of amounts recognized in the consolidated balance sheets:
Net actuarial loss	$(41.1)	$(22.2)

Accumulated other comprehensive loss	(41.1)	(22.2)
Accumulated contributions in excess of net periodic benefit cost	(20.5)	(18.4)

Net amount recognized	$(61.6)	$(40.6)

        The amount in accumulated other comprehensive income at December 31, 2012 expected to be recognized as amortization of net loss within net periodic benefit cost in 2013 is $2.1 million.

        The range of assumptions used for defined benefit pension plans reflects the different economic environments within the various countries. The range of assumptions used to determine the projected benefit obligations for the years ended December 31, are as follows:

	2012	2011	2010
Discount rate	0.8%-4.1%	1.1%-5.5%	1.2%-5.6%
Expected return on plan assets	3.5%	3.4%-4.0%	3.5%-4.3%
Expected rate of compensation increase	1.0%-3.8%	1.0%-3.8%	1.0%-3.0%

        To determine the expected long-term rate of return on pension plan assets, the Company considers current asset allocations, as well as historical and expected returns on various asset categories of plan assets. For the principal pension plans, the Company applies the expected rate of return to a market-related value of assets, which stabilizes variability in assets to which the expected return is applied.

Asset Allocations by Asset Category

        The fair value of the Company's pension plan assets at December 31, 2012 and 2011, by asset category and by level in the fair value hierarchy, is as follows (in millions):

December 31, 2012	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan Assets:
Cash and cash equivalents (a)	$12.1	$12.1	$—	$—
Debt securities:
U.S. corporate (b)	1.3	1.3	—	—
Foreign corporations (c)	7.5	7.5	—	—
Foreign governments (c)	43.3	43.3	—	—

	52.1	52.1	—	—

Equity Securities:
Foreign corporations (d)	6.4	6.4	—	—
U.S. corporations (d)	31.4	31.4	—	—

	37.8	37.8	—	—

Real estate (e)	15.0	15.0	—	—
Mortgage and other asset-backed securities (f)	6.9	—	6.9	—

Total plan assets	$123.9	$117.0	$6.9	$—

December 31, 2011	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan Assets:
Cash and cash equivalents (a)	$8.3	$8.3	$—	$—
Debt securities:
Foreign corporations (c)	12.5	12.5	—	—
Foreign governments (c)	36.9	36.9	—	—

	49.4	49.4	—	—

Equity Securities:
Foreign corporations (d)	28.6	28.6	—	—
U.S. corporations (d)	6.0	6.0	—	—

	34.6	34.6	—	—

Real estate (e)	13.9	13.9	—	—
Mortgage and other asset-backed securities (f)	6.7	—	6.7	—

Total plan assets	$112.9	$106.2	$6.7	$—

(a)
Cash and cash equivalents consist primarily of highly liquid investments, including cash on hand.

(b)
Our U.S. Corporate bond investments had an average rating of AA.

(c)
Our Foreign Corporate and Government bond investments had an average rating of AA.

(d)
U.S. and International equites primarily include investments in large market capitalization stocks.

(e)
Real estate includes Swiss public real estate funds which generate returns in line with the Swiss property market by investing in residential and commerical properties throughout Switzerland.

(f)
Mortgage and other asset-backed securities pool together various cash-flow producing financial assets typically collateralized by residential mortgages, commercial mortgages and other assets.

        The Managing Directors of the subsidiaries are responsible for setting the policy that serves as the framework for allocating plan assets. The policy defines an investment strategy, including the asset allocation ranges, which is designed to ensure that the benefit obligations of the plans can be met when they are due. The investment strategy also is targeted at optimizing the return on investment within the risk constraints of the plans. The Managing Directors appoint the plan fiduciaries, who oversee the investment allocation process, which includes selecting investment managers, setting long-term strategic targets and monitoring asset allocations. The target allocations are 55% bonds, including cash, 30% equity investments and 15% real estate and mortgages. Target allocation ranges are guidelines, not limitations, and occasionally plan fiduciaries will approve allocations above or below a target range based on a number of factors, including market conditions.

Estimated Future Benefit Payments

        The estimated future benefit payments are based on the same assumptions used to measure the Company's benefit obligation at December 31, 2012. The following benefit payments reflect future employee service as appropriate (in millions):

2013	$7.3
2014	3.9
2015	3.9
2016	4.8
2017	4.8
2018-2022	31.4

Other Benefit Plans

        The Company sponsors various defined contribution plans that cover certain domestic and international employees. The Company may make contributions to these plans at its discretion. The Company contributed $4.6 million, $3.7 million and $2.5 million to such plans in the years ended December 31, 2012, 2011 and 2010, respectively.

Note 14—Commitments and Contingencies

Operating Leases

        Certain buildings, office equipment and vehicles are leased under agreements that are accounted for as operating leases. Total rental expense under operating leases was $21.6 million, $18.5 million and $15.8 million during the years ended December 31, 2012, 2011 and 2010, respectively. Future minimum lease payments under non-cancelable operating leases at December 31, 2012, for each of the next five years are as follows (in millions):

2013	$19.4
2014	16.1
2015	13.5
2016	10.7
2017	8.8
Thereafter	16.7

Total	$85.2

Capital Leases

        The Company leases certain buildings under agreements that are classified as capital leases. The cost of the buildings under the capital leases is included in the consolidated balance sheets as property, plant and equipment and was $9.9 million at December 31, 2012 and 2011. Accumulated amortization of the leased buildings at December 31, 2012 and 2011 was $3.0 million and $2.6 million, respectively. Amortization expense related to assets under capital leases is included in depreciation expense. The obligations related to capital leases are recorded as a component of long-term debt or the current portion of long-term debt in the consolidated balance sheets, depending on when the lease payments are due.

License Agreements

        The Company has entered into cross-licensing agreements for various technologies that allow other companies to utilize certain of its patents and related technologies over various periods or into perpetuity. Income from these agreements for the years ended December 31, 2012, 2011 and 2010 was $20.2 million, $2.9 million and $3.2 million, respectively, and is classified in other revenue in the consolidated statements of income and comprehensive income. The increase in the year ended December 31, 2012 is driven by license revenue from the sale of technology by Bruker Energy & Supercon Technologies. The unearned portions of proceeds from the cross-licensing agreements are classified as short-term or long-term deferred revenue depending on when the revenue will be earned.

        The Company has also entered into license agreements allowing it to utilize certain patents. If these patents are used in connection with a commercial product sale, the Company pays royalties ranging from 0.15% to 5.0% on the related product revenues. Licensing fees for the years ended December 31, 2012, 2011 and 2010, were $4.2 million, $2.8 million and $1.8 million, respectively, and are recorded in cost of product revenue in the consolidated statements of income and comprehensive income.

Grants

        The Company has received certain grants from government authorities in the United States and Germany. The grants were made in connection with the Company's development of specific magnetic resonance core technology equipment, spectrometers and related components and a standalone monitor for chemical agents. The agreements under which these grants were awarded have expiration dates ranging between 2013 and 2015. Amounts received under these grants during the years ended December 31, 2012, 2011 and 2010, totaled $4.7 million, $4.0 million and $3.8 million, respectively, and are classified as other revenue in the consolidated statements of income and comprehensive income. Total expenditures related to these grants during the years ended December 31, 2012, 2011 and 2010 were $5.1 million, $5.5 million and $4.5 million, respectively, and are classified as research and development expenses in the consolidated statements of income and comprehensive income.

Legal

        Lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. The Company believes the outcome of these proceedings, individually and in the aggregate, if any, will not have a material impact on the Company's financial position or results of operations. As of December 31, 2012 and 2011, no accruals have been recorded for such potential contingencies.

        On September 21, 2012, Vertical Analytics LLC filed an action in the U.S. District Court for the District of Delaware against Bruker AXS Inc. ("Bruker AXS"). The complaint, which claims unspecified damages and injunctive relief, alleges that Bruker AXS infringes, induces infringement, or contributes to the infringement of certain U.S. patents related to X-ray diffraction analysis held by Vertical Analytics LLC. Bruker AXS filed its response to the complaint in November 2012 and has asserted various defenses. Discovery commenced in January 2013. Bruker AXS believes the claims to be without merit and intends to vigorously defend this action. At this time, the Company cannot reasonably assess the timing or outcome of this matter. Accordingly, no provision with respect to this matter has been recorded in the accompanying consolidated financial statements.

        On November 4, 2011, Hyphenated Systems, LLC filed an action in California Superior Court, Santa Clara County, against the Company and Veeco Metrology, Inc. in connection with certain agreements entered into prior and subsequent to the Company's acquisition of all of the shares of Veeco Metrology, Inc. in October 2010. Upon the closing of the acquisition, Veeco Metrology, Inc. was renamed Bruker Nano, Inc. ("Bruker Nano"). The suit, which also names one current and one former employee of Bruker Nano, claims unspecified damages for breach of contract, fraud and unfair competition in connection with the performance of the agreements. The Company believes the claims to be without merit and intends to vigorously defend this action. At this time, the Company cannot reasonably assess the timing or outcome of this matter. Accordingly, no provision with respect to this matter has been recorded in the accompanying consolidated financial statements.

Internal Investigation and Compliance Matters

        As previously reported, the Audit Committee of the Company's Board of Directors, assisted by independent outside counsel and an independent forensic consulting firm, conducted an internal investigation in response to anonymous communications received by the Company alleging improper conduct in connection with the China operations of the Company's Bruker Optics subsidiary. The Audit Committee's investigation, which began in 2011 and was completed in the first quarter of 2012, included a review of compliance by Bruker Optics and its employees in China and Hong Kong with the requirements of the Foreign Corrupt Practices Act ("FCPA") and other applicable laws and regulations.

        The investigation found evidence indicating that payments were made that improperly benefited employees or agents of government-owned enterprises in China and Hong Kong. The investigation also found evidence that certain employees of Bruker Optics in China and Hong Kong failed to comply with the Company's policies and standards of conduct. As a result, the Company took personnel actions, including the termination of certain individuals. The Company also terminated its business relationships with certain third party agents, implemented an enhanced FCPA compliance program, and strengthened the financial controls and oversight at its subsidiaries operating in China and Hong Kong. During 2011, the Company also initiated a review of the China operations of its other subsidiaries, with the assistance of an independent audit firm. On the basis of the review conducted to date, the Company has identified additional employees in Bruker subsidiaries operating in China who failed to comply with the Company's policies and standards of conduct, and has taken additional personnel actions at certain of its subsidiaries as a result. The review is ongoing and no conclusions can be drawn at this time as to its final outcome.

        The Company voluntarily contacted the United States Securities and Exchange Commission and the United States Department of Justice in August 2011 to advise both agencies of the internal investigation by the Audit Committee regarding the China operations of the Company's Bruker Optics subsidiary. In October 2011, the Company also reported that existence of the internal investigation to the Hong Kong Joint Financial Intelligence Unit and Independent Commission Against Corruption ("ICAC"). The Company has cooperated with the United States federal agencies and Hong Kong government authorities with respect to their inquiries and has provided documents and/or made witnesses available in response to requests from the governmental authorities reviewing this matter. The Company intends to continue to cooperate with these agencies in connection with their inquiries. At this time the Company cannot reasonably assess the timing or outcome of these matters or their effect, if any, on the Company's business.

        The FCPA and related statutes and regulations provide for potential monetary penalties as well as criminal and civil sanctions in connection with FCPA violations. It is possible that monetary penalties and other sanctions could be assessed by the U.S. Federal government in connection with these matters. Additionally, to the extent any payments are determined to be illegal by local government authorities, civil or criminal penalties may be assessed by such authorities and the Company's ability to conduct business in that jurisdiction may be negatively impacted. At this time, the Company cannot predict the extent to which the Securities and Exchange Commission ("SEC"), the Department of Justice ("DOJ"), the ICAC or any other governmental authorities will pursue administrative, civil injunctive or criminal proceedings, the imposition of fines or penalties or other remedies or sanctions. Given the current status of the inquiries from these agencies, the Company cannot reasonably estimate the possible loss or range of possible loss that may result from any proceedings that may be commenced by the SEC, the DOJ, the ICAC or any other governmental authorities. Accordingly, no provision with respect to such matters has been recorded in the accompanying consolidated financial statements. Any adverse findings or other negative outcomes from any such proceedings could have a material impact on the Company's consolidated financial statements in future periods.

Letters of Credit and Guarantees

        At December 31, 2012 and 2011, the Company had bank guarantees of $143.2 million and $115.4 million, respectively, related primarily to customer advances. These arrangements guarantee the refund of advance payments received from customers in the event that the merchandise is not delivered or warranty obligations are not fulfilled in compliance with the terms of the contract. These guarantees affect the availability of the Company's lines of credit.

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

        Stock option activity for the year ended December 31, 2012, was as follows:

	Shares Subject to Options	Weighted Average Option Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value (in millions) (b)
Outstanding at December 31, 2011	5,096,253	$10.64
Granted	584,250	12.78
Exercised	(545,778)	8.30		$3.8
Forfeited	(246,588)	11.61

Outstanding at December 31, 2012	4,888,137	$11.11	6.1	$20.7

Vested at December 31, 2012	3,047,346	$9.77	4.8	$16.8

Vested and expected to vest at December 31, 2012 (a)	4,783,212	$11.06	6.0	$20.5

(a)
In addition to the options that are vested at December 31, 2012, the Company expects a portion of the unvested options to vest in the future. Options expected to vest in the future are determined by applying an estimated forfeiture rate to the options that are unvested as of December 31, 2012.

(b)
The aggregate intrinsic value is based on the positive difference between the fair value of the Company's common stock price of $15.24 on December 31, 2012, or the date of exercises, as appropriate, and the exercise price of the underlying stock options.

        Unrecognized pre-tax stock-based compensation expense of $11.0 million related to stock options awarded under the 2000 and 2010 Plans is expected to be recognized over the weighted average remaining service period of 2.1 years for stock options outstanding at December 31, 2012.

        Restricted shares of the Company's common stock are periodically awarded to executive officers, directors and certain key employees of the Company, subject to service restrictions, which expire ratably over periods of three to five years. The restricted shares of common stock may not be sold or transferred during the restriction period. Stock-based compensation for restricted stock is recorded based on the stock price on the grant date and charged to expense ratably throughout the restriction period. The following table summarizes information about restricted stock activity during the year ended December 31, 2012:

	Shares Subject to Restriction	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2011	236,232	$17.76
Granted	188,028	11.73
Vested	(82,638)	14.79

Outstanding at December 31, 2012	341,622	$15.16

        Unrecognized pre-tax stock-based compensation expense of $4.2 million related to restricted stock awarded under the 2010 Plan is expected to be recognized over the weighted average remaining service period of 3.7 years for awards outstanding at December 31, 2012. During the year ended December 31, 2012, 2011, 2010, the total fair value of shares vested from restricted shares of the Company's stock amounted to $1.2 million, $3.1 million and $2.1 million, respectively.

Bruker Energy & Supercon Technologies Stock Plan

        In October 2009, the Board of Directors of BEST adopted the Bruker Energy & Supercon Technologies, Inc. 2009 Stock Option Plan, or the BEST Plan. The BEST Plan provides for the issuance of up to 1,600,000 shares of BEST common stock in connection with awards under the BEST Plan. The BEST Plan allows a committee of the BEST Board of Directors to grant incentive stock options, non-qualified stock options and restricted stock awards. The Compensation Committee of the BEST Board of Directors has the authority to determine which employees will receive the awards, the amount of the awards and other terms and conditions of the awards. As of December 31, 2012 and 2011, 800,000 incentive stock options and non-qualified stock options, respectively, had been awarded to key employees and directors of the Company with vesting periods of three to five years. As of December 31, 2012 and 2011, no restricted stock has been awarded under the BEST Plan.

        The Company recorded approximately $0.5 million in 2012 and 2011 of pre-tax stock-based compensation expense related to awards granted under the BEST Plan. Unrecognized pre-tax stock- based compensation expense of $0.7 million related to stock options awarded under the BEST Plan is expected to be recognized over the weighted average remaining service period of 1.6 years for awards outstanding at December 31, 2012.

Note 16—Accumulated Other Comprehensive Income

        The following is a summary of the components of accumulated other comprehensive income, net of tax, at December 31, (in millions):

	Foreign Currency Translation	Unrealized Losses on Cash Flow Hedges	Pension Liability Adjustment	Accumulated Other Comprehensive Income
Balance at December 31, 2009	$167.5	$(3.5)	$(10.5)	$153.5
Other comprehensive income	8.3	(2.1)	(10.5)	(4.3)
Realized loss on reclassification	—	2.6	0.6	3.2

Balance at December 31, 2010	175.8	(3.0)	(20.4)	152.4
Other comprehensive income (loss)	(14.7)	(0.3)	1.6	(13.4)
Realized loss on reclassification	—	2.2	1.3	3.5

Balance at December 31, 2011	161.1	(1.1)	(17.5)	142.5
Other comprehensive income (loss)	9.2	(0.2)	(16.1)	(7.1)
Realized loss on reclassification	—	1.3	1.1	2.4

Balance at December 31, 2012	$170.3	$—	$(32.5)	$137.8

Note 17—Deferred Offering Costs

        In September 2010, the Company announced plans to sell a minority ownership position in its BEST subsidiary through an initial public offering of the capital stock of BEST. As a result of economic and market factors, the timing of the BEST initial public offering was uncertain and the Company expensed deferred offering costs totaling $3.4 million in 2011. In March 2012, the Company determined not to proceed with the initial public offering of the capital stock of BEST.

Note 18—Other Charges, Net

        The components of other charges, net for the years ended December 31, 2012, 2011 and 2010, were as follows (in millions):

	2012	2011	2010
Acquisition-related charges	$(0.1)	$1.2	$1.8
Transition-related charges incurred in connection with acquired businesses	—	3.0	2.8
Professional fees incurred in connection with internal investigation	11.1	4.3	—
Factory relocation charges	2.0	—
Restructuring charges	0.5	1.0	0.2
Loss on divestiture of business	—	—	1.0
Other charges, net	0.4	0.2	—

	$13.9	$9.7	$5.8

Note 19—Interest and Other Income (Expense), Net

        The components of interest and other income (expense), net for the years ended December 31, 2012, 2011 and 2010, were as follows (in millions):

	2012	2011	2010
Interest income	$0.9	$1.0	$0.9
Interest expense	(14.3)	(7.3)	(5.6)
Exchange losses on foreign currency transactions	(6.8)	(4.4)	(1.5)
Gain on disposal of product line	2.2	—	—
Other	0.3	0.6	0.6

Interest and other income (expense), net	$(17.7)	$(10.1)	$(5.6)

Note 20—Business Segment Information

        The Company has determined that it has four operating segments based on the information reviewed by the Chief Operating Decision Maker, representing each of its four groups or divisions: the Bruker BioSpin group, the Bruker CALID group, the Bruker MAT group, and Bruker Energy & Supercon Technologies division. The Bruker BioSpin group is in the business of designing, manufacturing and distributing enabling life science tools based on magnetic resonance technology. The Bruker CALID group combines the Bruker Daltonics, Bruker Chemical and Applied Markets, Bruker Detection and Bruker Optics divisions and is in the business of designing, manufacturing, and distributing mass spectrometry and chromatography instruments and solutions for life sciences, including proteomics, metabolomics, and clinical research applications. The Company's mass spectrometry and chromatography instruments also provide solutions for applied markets that include food safety, environmental analysis and petrochemical analysis. Bruker CALID also designs, manufactures, and distributes various analytical instruments for CBRNE detection and research, as well as analytical, research and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy technologies. The Bruker MAT group comprises the Bruker AXS, Bruker Nano Surfaces, Bruker Nano Analytics and Bruker Elemental divisions and is in the business of manufacturing and distributing advanced X-ray, spark-optical emission spectroscopy, atomic force microscopy and stylus and optical metrology instrumentation used in non-destructive molecular, materials and elemental analysis. The Bruker Energy & Supercon Technologies division is in the business of developing and producing low temperature superconductor and high temperature superconductor materials for use in advanced magnet technology and energy applications as well as linear accelerators, accelerator cavities, insertion devices, other accelerator components and specialty superconducting magnets for physics and energy research and a variety of other scientific applications.

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

        Selected business segment information is presented below for the years ended December 31, (in millions):

	2012	2011	2010
Revenue:
Scientific Instruments	$1,666.1	$1,554.1	$1,225.1
Energy & Supercon Technologies	136.2	113.4	90.5
Eliminations (a)	(10.9)	(15.8)	(10.7)

Total revenue	$1,791.4	$1,651.7	$1,304.9

Operating Income (Loss):
Scientific Instruments	$140.8	$162.8	$160.5
Energy & Supercon Technologies	12.8	(4.1)	(2.6)
Corporate, eliminations and other (b)	2.4	(3.1)	(2.2)

Total operating income	$156.0	$155.6	$155.7

(a)
Represents product and service revenue between reportable segments.

(b)
Represents corporate costs and eliminations not allocated to the reportable segments.

        The Company recorded an impairment of assets within the Scientific Instruments segment of $22.6 million for the year ended December 31, 2012, comprising goodwill and definite-lived intangible asset impairment charges of $1.4 million and $16.4 million, respectively, in our CAM division as a result of experiencing increased deterioration in its financial performance, and an impairment charge of $4.8 million of other long-lived assets to reduce the carrying value to their estimated fair value. The Company recorded an impairment of assets of $1.2 million within the Energy & Supercon Technologies segment for the year ended December 31, 2012 to reduce the carrying value of certain tangible long-lived assets to their estimated fair value.

        Total assets by segment as of and for the years ended December 31, are as follows (in millions):

	2012	2011
Assets:
Scientific Instruments	$1,786.2	$1,675.0
Energy & Supercon Technologies	134.4	104.4
Eliminations and other (a)	(64.2)	(68.9)

Total assets	$1,856.4	$1,710.5

(a)
Assets not allocated to the reportable segments and eliminations of intercompany transactions.

        Total capital expenditures and depreciation and amortization by segment are presented below for the years ended December 31, (in millions):

	2012	2011	2010
Capital Expenditures:
Scientific Instruments	$60.1	$52.3	$26.6
Energy & Supercon Technologies	12.7	9.3	5.3

Total capital expenditures	$72.8	$61.6	$31.9

Depreciation and Amortization:
Scientific Instruments	$54.6	$49.1	$32.8
Energy & Supercon Technologies	4.5	3.8	3.3

Total depreciation and amortization	$59.1	$52.9	$36.1

        Revenue and property, plant and equipment by geographical area as of and for the year ended December 31, are as follows (in millions):

	2012	2011	2010
Revenue:
United States	$377.4	$309.2	$264.0
Germany	174.8	195.3	181.6
Rest of Europe	531.2	483.2	384.1
Asia Pacific	570.6	500.7	342.7
Other	137.4	163.3	132.5

Total revenue	$1,791.4	$1,651.7	$1,304.9

	2012	2011
Property, plant and equipment:
United States	$53.7	$44.9
Germany	155.3	132.2
Rest of Europe	63.5	60.3
Asia Pacific	6.0	7.3
Other	5.1	4.3

Total property, plant and equipment, net	$283.6	$249.0

Note 21—Related Parties

        The Company rents office space from certain of its principal shareholders, certain of which are also members of the Company's Board of Directors, under multiple leases, which have expiration dates ranging from 2012 to 2021. Total rent expense under these leases was $2.4 million for each of the years ended December 31, 2012, 2011 and 2010.

        During the years ended December 31, 2012, 2011 and 2010, the Company incurred expenses of $2.4 million, $3.2 million and $2.9 million, respectively, to a law firm in which one of the members of its Board of Directors is a partner.

        During the years ended December 31, 2012, 2011 and 2010, the Company incurred expenses of $0.4 million, $0.5 million and $0.3 million, respectively, to a financial services firm in which one of the members of its Board of Directors is a partner.

Note 22—Recent Accounting Pronouncements

        In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under this standard, entities will be required to disclose additional information with respect to changes in accumulated other comprehensive income (AOCI) balances by component and significant items reclassified out of AOCI. Expanded disclosures for presentation of changes in AOCI involve disaggregating the total change of each component of other comprehensive income as well as presenting separately for each such component the portion of the change in AOCI related to (1) amounts reclassified into income and (2) current-period other comprehensive income. Additionally, for amounts reclassified into income, disclosure in one location would be required, based upon each specific AOCI component, of the amounts impacting individual income statement line items. Disclosure of the income statement line item impacts will be required only for components of AOCI reclassified into income in their entirety. The disclosures required with respect to income statement line item impacts would be made in either the notes to the consolidated financial statements or parenthetically on the face of the financial statements. The ASU is effective for fiscal years beginning after December 15, 2012. The adoption of this amendment in 2013 will not have an impact on the Company's consolidated financial position, results of operations or cash flows.

        In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This update is intended to simplify the guidance for impairment testing of indefinite-lived intangible assets as it provides entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The amended provisions are effective for fiscal years beginning after September 15, 2012. However early adoption is permitted. The adoption of this amendment in 2013 will not have an impact on the Company's consolidated financial position, results of operations or cash flows.

Note 23—Quarterly Financial Data (Unaudited)

        A summary of operating results for the quarterly periods in the years ended December 31, 2012 and 2011, is set forth below (in millions, except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31 (1)
Year ended December 31, 2012
Net revenue	$405.6	$420.7	$447.8	$517.3
Gross profit	190.4	188.2	210.6	242.2
Operating income	34.4	22.1	60.3	39.2
Net income attributable to Bruker Corporation	15.1	9.9	39.7	12.8
Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.09	$0.06	$0.24	$0.08
Diluted	$0.09	$0.06	$0.24	$0.08
Year ended December 31, 2011
Net revenue	$357.0	$401.2	$418.4	$475.1
Gross profit	161.8	183.6	189.4	217.7
Operating income	25.7	38.7	37.5	53.7
Net income attributable to Bruker Corporation	11.3	22.1	19.8	39.1
Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.07	$0.13	$0.12	$0.24
Diluted	$0.07	$0.13	$0.12	$0.23

(1)
The fourth quarter of 2012 includes an impairment of assets of $23.8 million, comprising goodwill, definite-lived intangible assets and other long-lived assets.

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON AUDITING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        We have established disclosure controls and procedures that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) by others within our organization. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

        The attestation report issued by Ernst & Young LLP, our independent registered public accounting firm, on our internal control over financial reporting is included herein.

Changes in Control over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Bruker Corporation

        We have audited Bruker Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Bruker Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Bruker Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bruker Corporation as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012 of Bruker Corporation and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 28, 2013

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

        Information regarding our executive officers may be found under the caption "Executive Officers" in our definitive proxy statement for our 2013 Annual Meeting of Stockholders. Information regarding our directors, including committees of our Board of Directors and our Audit Committee Financial Experts, may be found under the captions "Proposal No. 1—Election of Directors," "Board Meetings, Committees and Compensation," and "Audit Committee Report" in our definitive proxy statement for our 2013 Annual Meeting of Stockholders. Information regarding compliance with Section 16(a) of the Exchange Act may be found in our definitive proxy statement for our 2013 Annual Meeting of Stockholders under the caption "Section 16(a) Beneficial Ownership Reporting Compliance." Information regarding the procedures by which security holders may recommend nominees to our Board of Directors may be found in our definitive proxy statement for our 2013 Annual Meeting of Stockholders under the caption "Director Nominations." Such information is incorporated herein by reference.

ITEM 11    EXECUTIVE COMPENSATION

        Information regarding executive compensation may be found under the captions "Compensation of Directors," "Compensation Discussion and Analysis," "Summary of Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report" in our definitive proxy statement for our 2013 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table summarizes information about our equity compensation plans as of December 31, 2012:

Period	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,229,759	$11.37	5,780,674
Equity compensation plans not approved by security holders	N/A	N/A	N/A

	5,229,759	$11.37	5,780,674

        The Bruker Corporation 2010 Incentive Compensation Plan, or the 2010 Plan, was approved by our stockholders in May 2010. The 2010 Plan has a term of ten years and provides for the issuance of up to 8,000,000 shares of the Company's common stock.

        The information contained in our definitive proxy statement for our 2013 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information contained in our definitive proxy statement for our 2013 Annual Meeting of Stockholders under the captions "Related Persons Transactions" and "Board Meetings, Committees and Compensation" is incorporated herein by reference.

ITEM 14    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information contained in our definitive proxy statement for our 2013 Annual Meeting of Stockholders under the captions "Independent Registered Public Accounting Firm" and "Proposal No. 2—Ratification of Independent Registered Public Accounting Firm" is incorporated herein by reference.

PART IV

ITEM 15    EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

  (a)
  Financial Statements and Schedules

  (1)
  Financial Statements

        The following consolidated financial statements of Bruker Corporation are filed as part of this report under Item 8.—Financial Statements and Supplementary Data:

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements
    (2)
    Financial Statement Schedules

        All schedules have been omitted because they are not required or because the required information is provided in the Consolidated Financial Statements or Notes thereto set forth under Item 8 above.

    (3)
    Exhibits

  (b)
  List of Exhibits

Incorporated by Reference(1)
Filed Herewith
Exhibit No.	Description		Form	Date
2.1	Stock Purchase Agreement, dated April 17, 2006, by and among Bruker BioSciences Corporation, Bruker Optics Inc. and the stockholders of Bruker Optics Inc.		8-K	April 18, 2006
2.2	U.S. Stock Purchase Agreement, dated December 2, 2007, by and among the Registrant, Bruker BioSpin Inc. and the stockholders of Bruker BioSpin Inc.		8-K	December 3, 2007
2.3	German Share Purchase Agreement, dated December 2, 2007, by and among the Registrant, Bruker Physik GmbH, Techneon AG and the shareholders of Bruker Physik GmbH		8-K	December 3, 2007
2.4	Agreement and Plan of Merger dated as of December 2, 2007 by and among the Registrant, Bruker BioSpin Invest AG, Bruker BioSpin Beteiligungs AG and the shareholders of Bruker BioSpin Invest AG		8-K	December 3, 2007
2.5	Asset Purchase Agreement dated as of March 9, 2010 between Agilent Technologies Inc. and Bruker Corporation		10-Q/A	March 31, 2010

Incorporated by Reference(1)
Filed Herewith
Exhibit No.	Description		Form	Date
2.6	Stock Purchase Agreement dated as of August 15, 2010 among Veeco Instruments Inc., Veeco Metrology Inc. and Bruker Corporation		8-K	October 7, 2010
3.1	Amended Certificate of Incorporation of the Registrant		10-K	December 31, 2007
3.2	Bylaws of the Registrant		S-1	August 3, 2000
4.1	Specimen stock certificate representing shares of common stock of the Registrant		S-3	April 22, 2004
10.1†	Bruker Corporation 2010 Incentive Compensation Plan		S-8	June 4, 2010
10.2†	Bruker Corporation 2010 Incentive Compensation Plan Form of Incentive Stock Option Agreement		10-Q	June 30, 2010
10.3†	Bruker Corporation 2010 Incentive Compensation Plan Form of Non-Qualified Stock Option Agreement		10-Q	June 30, 2010
10.4†	Bruker Corporation 2010 Incentive Compensation Plan Form of Restricted Stock Agreement		10-Q	June 30, 2010
10.11*	Contract dated October 1, 1998 between Bruker AXS GmbH and GKSS Forschungszentrum Geesthacht GmbH, as amended		S-1	December 31, 2001
10.12*	Contract dated July 31, 1997 between Bruker AXS GmbH and Siemens Aktiengesellschaft Berlin und Munchen Bereich Medizinische Technik		S-1	December 31, 2001
10.19*	Agreement on Development, Supply and Marketing dated August 2, 2001 between Bruker AXS GmbH and Siemens Medical Solutions Rontgenwerk Rudolstadt		S-1	December 31, 2001
10.25†	Employment Offer Letter dated as of September 25, 2004 from Bruker BioSciences Corporation to William J. Knight		8-K	October 12, 2004

Incorporated by Reference(1)
Filed Herewith
Exhibit No.	Description		Form	Date
10.30	Amended and Restated Credit Agreement dated as of May 24, 2011 among the Company, Bruker AXS GmbH, Bruker Daltonik GmbH, Bruker Optik GmbH, Bruker Physik GmbH, Bruker BioSpin Invest AG, Bruker BioSpin AG and Bruker BioSpin International AG, the other foreign subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto, Deutsche Bank Securities Inc., Commerzbank Ag, New York, Grand Cayman And Stuttgart Branches and RBS Citizens, National Association, as Co-Documentation Agents, Bank of America, N.A. as Syndication Agent and JPMorgan Chase Bank, N.A., as Administrative Agent		8-K	May 25, 2011
10.31*	Note Purchase Agreement dated as of January 18, 2012.		8-K	January 18, 2012
10.34†	Bruker Energy & Supercon Technologies, Inc. 2009 Stock Option Plan		10-K	December 31, 2009
10.35†	Form of Bruker Energy & Supercon Technologies, Inc. Incentive Stock Option Agreement		10-K	December 31, 2009
10.36†	Form of Bruker Energy & Supercon Technologies, Inc. Non-Qualified Stock Option Agreement		10-K	December 31, 2009
10.40†	Letter agreement dated June 5, 2012 between Bruker Corporation and Charles F. Wagner, Jr		10-Q	June 30, 2012
10.41†	Letter agreement dated June 5, 2012 between Bruker Corporation and William J. Knight		10-Q	June 30, 2012
21.1	Subsidiaries of the Registrant	X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X
24.1	Power of attorney (included on signature page hereto)	X
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

Incorporated by Reference(1)
Filed Herewith
Exhibit No.	Description		Form	Date
101	The following materials from the Bruker Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Shareholders' Equity and Comprehensive Income, (iv) Consolidated Statements of Cash Flows and (iv) Notes to the Condensed Consolidated Financial Statements(2)	X

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

BRUKER CORPORATION
Date: February 28, 2013	By:	/s/ FRANK H. LAUKIEN, PH.D. Name: Frank H. Laukien, Ph.D. Title: President, Chief Executive Officer and Chairman

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

Name	Title	Date
/s/ FRANK H. LAUKIEN, PH.D. Frank H. Laukien, Ph.D.	President, Chief Executive Officer and Chairman (Principal Executive Officer)	February 28, 2013
/s/ CHARLES F. WAGNER, JR. Charles F. Wagner, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2013
/s/ MICHAEL G. KNELL Michael G. Knell	Vice President of Finance and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2013
/s/ WOLF-DIETER EMMERICH, PH.D. Wolf-Dieter Emmerich, Ph.D.	Director	February 28, 2013
/s/ STEPHEN W. FESIK, PH.D. Stephen W. Fesik, Ph.D.	Director	February 28, 2013
/s/ BRENDA J. FURLONG Brenda J. Furlong	Director	February 28, 2013

Name	Title	Date
/s/ MARC A. KASTNER, PH.D. Marc A. Kastner, Ph.D.	Director	February 28, 2013
/s/ RICHARD D. KNISS Richard D. Kniss	Director	February 28, 2013
/s/ CHRIS VAN INGEN Chris van Ingen	Director	February 28, 2013
/s/ JOERG C. LAUKIEN Joerg C. Laukien	Director	February 28, 2013
/s/ WILLIAM A. LINTON William A. Linton	Director	February 28, 2013
/s/ RICHARD A. PACKER Richard A. Packer	Director	February 28, 2013
/s/ RICHARD M. STEIN Richard M. Stein	Director	February 28, 2013
/s/ BERNHARD WANGLER Bernhard Wangler	Director	February 28, 2013