Form 10-Q
period 2013-03-31
BRUKER CORP
filed 2013-05-09
CIK 1109354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2013
Common Stock, $0.01 par value per share	167,070,603 shares

BRUKER CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2013

PART I                                                    FINANCIAL INFORMATION

ITEM 1.                                               UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	March 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$269.4	$310.6
Accounts receivable, net	273.4	289.3
Inventories	621.7	611.5
Other current assets	113.0	98.3
Total current assets	1,277.5	1,309.7

Property, plant and equipment, net	279.7	283.6
Intangibles, net and other long-term assets	254.7	263.1
Total assets	$1,811.9	$1,856.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1.1	$1.3
Accounts payable	75.8	69.6
Customer advances	263.1	267.3
Other current liabilities	303.2	343.6
Total current liabilities	643.2	681.8

Long-term debt	335.5	335.9
Other long-term liabilities	140.6	129.0

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock, $0.01 par value 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value 260,000,000 shares authorized, 167,067,612 and 166,625,976 shares issued and 167,046,063 and 166,604,427 shares outstanding at March 31, 2013 and December 31, 2012, respectively	1.7	1.7
Treasury stock, at cost, 21,549 shares at March 31, 2013 and December 31, 2012	(0.2)	(0.2)
Accumulated other comprehensive income	109.2	137.8
Other shareholders’ equity	578.5	567.3
Total shareholders’ equity attributable to Bruker Corporation	689.2	706.6
Noncontrolling interest in consolidated subsidiaries	3.4	3.1
Total shareholders’ equity	692.6	709.7

Total liabilities and shareholders’ equity	$1,811.9	$1,856.4

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in millions, except per share data)

	Three Months Ended March 31,
	2013	2012
Product revenue	$339.3	$351.8
Service revenue	53.5	52.1
Other revenue	0.6	1.7
Total revenue	393.4	405.6

Cost of product revenue	185.3	186.3
Cost of service revenue	33.6	28.9
Total cost of revenue	218.9	215.2
Gross profit	174.5	190.4

Operating expenses:
Selling, general and administrative	106.8	104.4
Research and development	49.4	48.2
Other charges	6.1	3.4
Total operating expenses	162.3	156.0
Operating income	12.2	34.4

Interest and other income (expense), net	(3.9)	(7.5)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	8.3	26.9
Income tax provision	2.6	11.8
Consolidated net income	5.7	15.1
Net income attributable to noncontrolling interest in consolidated subsidiaries	0.3	—
Net income attributable to Bruker Corporation	$5.4	$15.1

Net income per common share attributable to Bruker Corporation shareholders:
Basic and diluted	$0.03	$0.09

Weighted average common shares outstanding:
Basic	166.4	165.7
Diluted	168.1	166.9

Comprehensive income (loss)	$(22.9)	$33.6
Less: Comprehensive income attributable to noncontrolling interests	0.3	0.1
Comprehensive income (loss) attributable to Bruker Corporation	$(23.2)	$33.5

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Consolidated net income	$5.7	$15.1
Adjustments to reconcile consolidated net income to cash flows from operating activities:
Depreciation and amortization	15.2	13.6
Write-down of demonstration inventories to net realizable value	7.8	6.8
Stock-based compensation expense	1.8	1.9
Deferred income taxes	(2.6)	(1.3)
Other non-cash expenses, net	(1.2)	2.0
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	8.7	28.9
Inventories	(37.0)	(52.5)
Accounts payable and accrued expenses	(7.8)	(8.8)
Income taxes payable	(4.0)	(14.3)
Deferred revenue	2.9	(3.7)
Customer advances	3.7	25.7
Other changes in operating assets and liabilities, net	(11.4)	(8.6)
Net cash provided by (used in) operating activities	(18.2)	4.8

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(0.8)	(21.7)
Disposal of product line	0.5	—
Purchases of property, plant and equipment	(14.6)	(11.6)
Sales of property, plant and equipment	0.6	0.8
Net cash used in investing activities	(14.3)	(32.5)

Cash flows from financing activities:
Repayments of revolving lines of credit	—	(216.5)
Proceeds from Note Purchase Agreement	—	240.0
Repayment of other debt, net	(0.7)	(7.8)
Payment of deferred financing costs	—	(1.4)
Proceeds from issuance of common stock, net	4.1	1.8
Changes in restricted cash	(3.1)	(1.3)
Net cash provided by financing activities	0.3	14.8
Effect of exchange rate changes on cash and cash equivalents	(9.0)	(3.6)
Net change in cash and cash equivalents	(41.2)	(16.5)
Cash and cash equivalents at beginning of period	310.6	246.0
Cash and cash equivalents at end of period	$269.4	$229.5

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

The unaudited condensed consolidated financial statements represent the consolidated accounts of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial information presented herein does not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of the results expected for any other interim period or the full year. Certain prior year amounts have been reclassified to conform to the current year presentation and had no effect on previously reported net income or cash flows.

The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events requiring disclosure.

At March 31, 2013, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, have not changed.

2.              Acquisitions

In March 2012, the Company completed the acquisition of SkyScan N.V. (the “SkyScan business”), a privately owned company based in Belgium that provides advanced, high-resolution micro-computed tomography systems for three-dimensional X-ray imaging in preclinical imaging applications and materials research markets.  The Company expects synergies from combining the SkyScan business into its current product portfolio. The acquisition of the SkyScan business has been accounted for under the acquisition method.  The components and fair value allocation of the consideration transferred in connection with the SkyScan business are as follows (in millions):

Consideration Transferred:
Cash paid	$24.6
Cash acquired	(2.9)
Contingent consideration	4.0
Total consideration transferred	$25.7

Allocation of Consideration Transferred:
Accounts receivable	$3.1
Inventories	6.6
Other current assets	0.3
Property, plant and equipment	2.3
Intangible assets:
Existing technology	7.2
Customer relationships	6.4
Goodwill	10.6
Liabilities assumed	(10.8)
Total consideration transferred	$25.7

The fair value allocation includes contingent consideration in the amount of $4.0 million, which represents the estimated fair value of future payments to the former shareholders of the SkyScan business based on achieving annual revenue targets for the years 2012-2014. The maximum potential future payments related to the contingent consideration is capped at approximately $5.9 million. The Company’s allocation of the consideration transferred in connection with the acquisition of the SkyScan business was finalized in the first quarter of 2013 and measurement date adjustments were not material. The weighted-average amortization period for intangible assets acquired in connection with the SkyScan business is 7 years for existing technology and 10 years for customer relationships.

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

3.              Stock-Based Compensation

The Company’s types of share-based compensation are in the form of stock options and restricted stock. The Company recorded stock-based compensation expense as follows (in millions):

	Three Months Ended March 31,
	2013	2012
Stock options	$1.6	$1.7
Restricted stock	0.2	0.2
Total stock-based compensation	$1.8	$1.9

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

	2013	2012
Risk-free interest rates	1.22%-1.43%	1.24% -1.78%
Expected life	6.5 years	6.5 years
Volatility	54.9%	55.9%
Expected dividend yield	0.0%	0.0%

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

Stock option activity for the three months ended March 31, 2013 was as follows:

	Shares Subject to Options	Weighted Average Option Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value (in millions) (b)
Outstanding at December 31, 2012	4,888,137	$11.11
Granted	225,000	16.68
Exercised	(436,136)	9.39		$3.9
Forfeited	(45,345)	11.96
Outstanding at March 31, 2013	4,631,656	$11.54	6.3	$35.1

Exercisable at March 31, 2013	2,689,625	$9.99	4.9	$24.5

Exercisable and expected to vest at March 31, 2013 (a)	4,495,714	$11.47	6.2	$34.4

(a)         In addition to the options that are exercisable at March 31, 2013, the Company expects a portion of the unvested options to become exercisable in the future. Options expected to vest in the future are determined by applying an estimated forfeiture rate to the options that are unvested as of March 31, 2013.

(b)         The aggregate intrinsic value is based on the positive difference between the fair value of the Company’s common stock price of $19.10 on March 31, 2013, or the date of exercises, as appropriate, and the exercise price of the underlying stock options.

Restricted stock activity for the three months ended March 31, 2013 was as follows:

	Shares Subject to Restriction	Average Grant Date Fair Value
Outstanding at December 31, 2012	341,622	$15.16
Granted	5,500	16.57
Vested	(11,100)	10.25
Forfeited	(11,100)	10.25
Outstanding at March 31, 2013	324,922	$15.52

At March 31, 2013, the Company expects to recognize pre-tax stock-based compensation expense of $11.7 million associated with outstanding stock option awards granted under the Company’s stock plans over the weighted average remaining service period of 2.0 years. In addition, the Company expects to recognize additional pre-tax stock-based compensation expense of $3.8 million associated with outstanding restricted stock awards granted under the Company’s stock plans over the weighted average remaining service period of 3.5 years.

Bruker Energy & Supercon Technologies Stock Plan

In October 2009, the Board of Directors of Bruker Energy & Supercon Technologies, Inc. (“BEST”) adopted the Bruker Energy & Supercon Technologies, Inc. 2009 Stock Option Plan (the “BEST Plan”). The BEST Plan provides for the issuance of up to 1,600,000 shares of BEST common stock in connection with awards under the BEST Plan. The BEST Plan allows a committee of the BEST Board of Directors to grant incentive stock options, non-qualified stock options and restricted stock awards. The Compensation Committee of the BEST Board of Directors has the authority to determine which employees will receive the awards, the amount of the awards and other terms and conditions of any awards. Awards granted pursuant to the BEST Plan vest over a period of three to five years.

There has been no activity in the BEST Plan during the three months ended March 31, 2013. At March 31, 2013, there were 800,000 options outstanding under the BEST Plan. The Company expects to recognize pre-tax stock-based compensation expense of $0.6 million associated with outstanding stock option awards granted under the BEST Plan over the weighted average remaining service period of 1.4 years.

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

The following table sets forth the computation of basic and diluted average shares outstanding (in millions, except per share amounts):

	Three Months Ended March 31,
	2013	2012
Net income attributable to Bruker Corporation, as reported	$5.4	$15.1

Weighted average shares outstanding:
Weighted average shares outstanding-basic	166.4	165.7
Effect of dilutive securities:
Stock options and restricted stock	1.7	1.2
	168.1	166.9

Net income per common share attributable to Bruker Corporation shareholders:
Basic and diluted	$0.03	$0.09

Stock options to purchase approximately 0.1 million shares and 0.2 million shares were excluded from the computation of diluted earnings per share in the three months ended March 31, 2013 and 2012, respectively, as their effect would have been anti-dilutive.

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

The following table sets forth the Company’s financial instruments that are measured at fair value on a recurring basis and presents them within the fair value hierarchy using the lowest level of input that is significant to the fair value measurement at March 31, 2013 and December 31, 2012 (in millions):

March 31, 2013	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$7.0	$7.0	$—	$—
Restricted cash	6.5	6.5	—	—
Embedded derivatives in purchase and delivery contracts	0.8	—	0.8	—
Long-term restricted cash	3.8	3.8	—	—
Total assets recorded at fair value	$18.1	$17.3	$0.8	$—

Liabilities:
Contingent consideration	$4.0	$—	$—	$4.0
Foreign exchange contracts	3.5	—	3.5	—
Embedded derivatives in purchase and delivery contracts	0.1	—	0.1	—
Fixed price commodity contracts	0.2	—	0.2	—
Total liabilities recorded at fair value	$7.8	$—	$3.8	$4.0

December 31, 2012	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$8.2	$8.2	$—	$—
Restricted cash	3.7	3.7	—	—
Foreign exchange contracts	1.8	—	1.8	—
Embedded derivatives in purchase and delivery contracts	0.3	—	0.3	—
Long-term restricted cash	3.9	3.9	—	—
Total assets recorded at fair value	$17.9	$15.8	$2.1	$—

Liabilities:
Contingent consideration	$3.7	$—	$—	$3.7
Embedded derivatives in purchase and delivery contracts	0.3	—	0.3	—
Fixed price commodity contracts	0.2	—	0.2	—
Total liabilities recorded at fair value	$4.2	$—	$0.5	$3.7

The Company’s financial instruments consist primarily of cash equivalents, restricted cash, derivative instruments consisting of forward foreign exchange contracts, commodity contracts, derivatives embedded in certain purchase and delivery contracts, accounts receivable, short-term borrowings, accounts payable, contingent consideration and long-term debt. The carrying amounts of the Company’s cash equivalents, restricted cash, accounts receivable, short-term borrowings and accounts payable approximate their fair value due to their short-term nature. Derivative assets and liabilities are measured at fair value on a recurring basis. The Company’s long-term debt consists principally of a private placement arrangement entered into in 2012 with various fixed interest rates based on the maturity date.  The fair value of the long-term fixed interest rate debt, which has been classified as Level 2, was $251.3 and $255.6 million at March 31, 2013 and December 31, 2012, respectively, based on market and observable sources with similar maturity dates.

Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities, and did not elect the fair value option for any financial assets or liabilities which originated during the three ended March 31, 2013.  During 2012, as part of the Company’s acquisition of the SkyScan business, the Company recorded a contingent consideration liability that has been classified as Level 3 in the fair value hierarchy.  The contingent consideration represents the estimated fair value of future payments to the former shareholders of the SkyScan business based on achieving annual revenue targets for the years 2012-2014.  The Company initially valued the contingent consideration by using the discounted cash flow method.  Changes to the fair value of the contingent consideration as of March 31, 2013 have not been material.

6.              Inventories

Inventories consisted of the following (in millions):

	March 31,	December 31,
	2013	2012
Raw materials	$203.6	$199.0
Work-in-process	197.8	197.0
Finished goods	166.6	160.5
Demonstration units	53.7	55.0
Inventories	$621.7	$611.5

Finished goods include in-transit systems that have been shipped to the Company’s customers, but not yet installed and accepted by the customer. As of March 31, 2013 and December 31, 2012, inventory-in-transit was $82.8 million and $93.9 million, respectively.

The Company reduces the carrying value of its demonstration inventories for differences between its cost and estimated net realizable value through a charge to cost of product revenue that is based on a number of factors, including the age of the unit, the physical condition of the unit and an assessment of technological obsolescence. Amounts recorded in cost of  revenue related to the write-down of demonstration units to net realizable value were $7.8 million and $6.8 million for the three months ended March 31, 2013 and 2012, respectively.

7.              Goodwill and Other Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for the three months ended March 31, 2013 (in millions):

Balance at December 31, 2012	$115.9
Current period adjustments	0.3
Foreign currency impact	(1.0)
Balance at March 31, 2013	$115.2

Goodwill is not amortized, instead, goodwill is tested for impairment on a reporting unit basis annually, or on an interim basis when events or changes in circumstances warrant. As of December 31, 2012, the Company performed its annual impairment evaluation and recorded an impairment charge of $1.4 million in the fourth quarter of 2012 related to the Bruker Chemical and Applied Markets (“CAM”) division, which is part of the Scientific Instruments segment, as a result of experiencing increased deterioration in its financial performance. This amount represented all the goodwill allocated to the CAM division.  The Company did not identify any indicators of impairment during the three month period ended March 31, 2013 that would warrant an interim test.

The following is a summary of intangible assets (in millions):

	March 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology and related patents	$151.3	$(53.6)	$97.7	$151.5	$(47.6)	$103.9
Customer relationships	16.0	(8.3)	7.7	15.3	(7.9)	7.4
Trade names	0.2	(0.2)	—	0.2	(0.2)	—
Intangible assets subject to amortization	167.5	(62.1)	105.4	167.0	(55.7)	111.3
In-process research and development	5.7	—	5.7	5.7	—	5.7
Intangible assets	$173.2	$(62.1)	$111.1	$172.7	$(55.7)	$117.0

As of December 31, 2012, the Company determined the increased deterioration in financial performance of the CAM division was an indicator requiring the evaluation of the definite-lived intangible assets within that reporting unit for recoverability. The Company performed a valuation and determined that the definite-lived intangible assets within the CAM division were impaired. The Company recorded an impairment charge in the amount of $16.4 million in the fourth quarter of 2012 to reduce the carrying value of those assets to their estimated fair values. The Company did not identify any indicators of impairment during the three month period ended March 31, 2013 that would warrant an impairment test.

For each of the three months ended March 31, 2013 and 2012, the Company recorded amortization expense of $5.1 million related to intangible assets subject to amortization.

8.              Debt

The Company’s debt obligations consisted of the following (in millions):

	March 31,	December 31,
	2013	2012
US Dollar revolving loan under the Amended Credit Agreement	$93.0	$93.0
US Dollar notes under the Note Purchase Agreement	240.0	240.0
Capital lease obligations and other loans	3.6	4.2
Total debt	336.6	337.2
Current portion of long-term debt	(1.1)	(1.3)
Total long-term debt, less current portion	$335.5	$335.9

In May 2011, the Company entered into an amendment to and restatement of a credit agreement originally entered into in 2008, referred to as the Amended Credit Agreement. The Amended Credit Agreement provides for a revolving credit line with a maximum commitment of $250.0 million with a maturity date of May 2016. Borrowings under the revolving credit line of the Amended Credit Agreement accrue interest, at the Company’s option at either (a) the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, (iii) adjusted LIBOR plus 1.00% or (iv) LIBOR, plus margins ranging from 0.80% to 1.65%. There is also a facility fee ranging from 0.20% to 0.35%.

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

The following is a summary of the maximum commitments and net amounts available to the Company under revolving loans as of March 31, 2013 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
Amended Credit Agreement	1.3%	$250.0	$93.0	$1.8	$155.2
Other revolving loans	—	182.8	—	142.3	40.5
Total revolving loans		$432.8	$93.0	$144.1	$195.7

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

• $20 million 3.16% Series 2012A Senior Notes, Tranche A, due January 18, 2017;

• $15 million 3.74% Series 2012A Senior Notes, Tranche B, due January 18, 2019;

• $105 million 4.31% Series 2012A Senior Notes, Tranche C, due January 18, 2022; and

• $100 million 4.46% Series 2012A Senior Notes, Tranche D, due January 18, 2024.

Under the terms of the Note Purchase Agreement, the Company may issue and sell additional senior notes up to an aggregate principal amount of $600 million, subject to certain conditions.  Interest on the Senior Notes is payable semi-annually on January 18 and July 18 of each year. The Senior Notes are unsecured obligations of the Company and are fully and unconditionally guaranteed by certain of the Company’s direct and indirect subsidiaries. The Senior Notes rank pari passu in right of repayment with the Company’s other senior unsecured indebtedness.  The Company may prepay some or all of the Senior Notes at any time in an amount not less than 10% of the original aggregate principal amount of the Senior Notes to be prepaid, at a price equal to the sum of (a) 100% of the principal amount thereof, plus accrued and unpaid interest, and (b) the applicable make-whole amount, upon not less than 30 and no more than 60 days’ written notice to the holders of the Senior Notes. In the event of a change in control, as defined in the Note Purchase Agreement, of the Company, the Company may be required to prepay the Senior Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest.

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

As of March 31, 2013, the Company was in compliance with the covenants of the Amended Credit Agreement and the Note Purchase Agreement.

9.              Derivative Instruments and Hedging Activities

Interest Rate Risks

The Company’s exposure to interest rate risk relates primarily to outstanding variable rate debt and adverse movements in the related short-term market rates. The most significant component of the Company’s interest rate risk relates to amounts outstanding under the Amended Credit Agreement. The Company currently has a higher level of fixed rate debt, which limits the exposure to adverse movements in interest rates.

Foreign Exchange Rate Risk Management

The Company generates a substantial portion of its revenues and expenses in international markets, principally Germany and other countries in the European Union, Switzerland and Japan, which subjects its operations to the exposure of exchange rate fluctuations. The impact of currency exchange rate movement can be positive or negative in any period. The Company periodically enters into foreign currency contracts in order to minimize the volatility that fluctuations in exchange rates have on foreign currency denominated transactions.  Under these arrangements, the Company typically agrees to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates with maturities of less than twelve months, using forward exchange contracts. These transactions do not qualify for hedge accounting and, accordingly, the instrument is recorded at fair value with the corresponding gains and losses recorded in the condensed consolidated statements of income and comprehensive income. The Company had the following notional amounts outstanding under foreign currency contracts (in millions):

Buy	Notional Amount in Buy Currency	Sell	Maturity	Notional Amount in U.S. Dollars	Fair Value of Assets	Fair Value of Liabilities
March 31, 2013:
Euro	0.8	Australian Dollars	May 2013 to October 2013	$1.0	$—	$0.1
Euro	54.3	U.S. Dollars	April 2013 to January 2014	72.4	—	2.8
Swiss Francs	24.0	U.S. Dollars	April 2013	25.9	—	0.6
U.S. Dollars	0.5	Euro	April 2013	0.5	—	—
U.S. Dollars	0.8	Mexican Pesos	May 2013	0.8	—	—
				$100.6	$—	$3.5

December 31, 2012:
Euro	1.2	Australian Dollars	January 2013 to April 2013	$1.6	$—	$—
Euro	49.3	U.S. Dollars	January 2013 to October 2013	64.0	1.2	—
Swiss Francs	26.1	U.S. Dollars	January 2013	27.9	0.6	—
U.S. Dollars	0.8	Mexican Pesos	January 2013	0.8	—	—
				$94.3	$1.8	$—

In addition, the Company periodically enters into purchase and sales contracts denominated in currencies other than the functional currency of the parties to the transaction. The Company accounts for these transactions separately valuing the “embedded derivative” component of these contracts. The contracts denominated in currencies other than the functional currency of the transacting parties amounted to $37.3 million for the delivery of products and $7.9 million for the purchase of products at March 31, 2013 and $40.2 million for the delivery of products and $10.3 million for the purchase of products at December 31, 2012. The changes in the fair value of these embedded derivatives are recorded as foreign currency exchange gains/losses in interest and other income (expense), net in the condensed consolidated statements of income and comprehensive income.

Commodity Price Risk Management

The Company has an arrangement with a customer under which it has a firm commitment to deliver copper based superconductors at a fixed price. In order to minimize the volatility that fluctuations in the price of copper have on the Company’s sales of these superconductors, the Company enters into commodity hedge contracts. At March 31, 2013 and December 31, 2012, the Company had fixed price commodity contracts with notional amounts aggregating $2.4 million and $3.4 million, respectively. The changes in the fair value of these commodity contracts are recorded in interest and other income (expense), net in the condensed consolidated statements of income and comprehensive income.

The fair value of the derivative instruments described above is recorded in the consolidated balance sheets for the periods as follows (in millions):

		March 31,	December 31,
	Balance Sheet Location	2013	2012
Derivative assets:
Foreign exchange contracts	Other current assets	$—	$1.8
Embedded derivatives in purchase and delivery contracts	Other current assets	0.8	0.3

Derivative liabilities:
Foreign exchange contracts	Other current liabilities	$3.5	$—
Embedded derivatives in purchase and delivery contracts	Other current liabilities	0.1	0.3
Fixed price commodity contracts	Other current liabilities	0.2	0.2

During the three months ended March 31, 2012, the Company recognized $0.2 million of losses in other comprehensive income and reclassified $0.4 million of losses from other comprehensive income and recognized into net income related to the effective portion of an interest rate swap designated as a hedging instrument that matured as of December 31, 2012. The Company did not recognize any amounts related to ineffectiveness on an interest rate swap in the results of operations for the three months ended March 31, 2012.

The impact on net income of changes in the fair value of derivative instruments not designated as hedging instruments are as follows (in millions):

	Three Months Ended March 31,
	2013	2012
Foreign exchange contracts	$(5.3)	$7.2
Embedded derivatives	0.7	(0.5)
Income (expense), net	$(4.6)	$6.7

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

The income tax provision for the three months ended March 31, 2013 and 2012 was $2.6 million and $11.8 million, respectively, representing effective tax rates of 31.3% and 43.9%, respectively. The Company’s effective tax rate may change over time as the amount or mix of income and taxes changes amongst the jurisdictions in which the Company is subject to tax.

As of March 31, 2013 and December 31, 2012, the Company has unrecognized tax benefits of approximately $35.8 million and $42.1 million, respectively, of which $17.3 million and $23.6 million, if recognized, would result in a reduction of the Company’s effective tax rate. The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes. As of March 31, 2013 and December 31, 2012, approximately $3.3 million and $3.7 million, respectively, of accrued interest and penalties related to uncertain tax positions was included in other current liabilities on the unaudited condensed consolidated balance sheets. Penalties and interest related to unrecognized tax benefits in the provision for income taxes of $0.3 million and $0.1 million were recorded during the three months ended March 31, 2013 and 2012, respectively.

The Company files tax returns in the United States, which include federal, state and local jurisdictions, and many foreign jurisdictions with varying statutes of limitations. The Company considers Germany, the United States and Switzerland to be its significant tax jurisdictions.  The tax years 2009 to 2012 are open tax years in these significant jurisdictions.  The Company has been contacted by the United States Internal Revenue Service and a tax audit commenced in 2012 for the tax year 2010.  It is expected that this audit will be completed in the first quarter of 2014.

11.       Commitments and Contingencies

Legal

Lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. The Company believes the outcome of these proceedings, individually and in the aggregate, will not have a material impact on the Company’s financial position or results of operations. As of March 31, 2013 and December 31,

2012, no accruals have been recorded for such potential contingencies.

On September 21, 2012, Vertical Analytics LLC filed an action in the U.S. District Court for the District of Delaware against Bruker AXS Inc. (“Bruker AXS”). The complaint, which claims unspecified damages and injunctive relief, alleges that Bruker AXS infringes, induces infringement, or contributes to the infringement of certain U.S. patents related to X-ray diffraction analysis held by Vertical Analytics LLC.  Bruker AXS filed its response to the complaint in November 2012 and has asserted various defenses.  Discovery commenced in January 2013. Bruker AXS believes the claims to be without merit and intends to vigorously defend this action. At this time, the Company cannot reasonably assess the timing or outcome, or reasonably estimate the possible loss or range of possible loss, that may result from this matter. Accordingly, no provision with respect to this matter has been recorded in the accompanying consolidated financial statements.

On November 4, 2011, Hyphenated Systems, LLC filed an action in California Superior Court, Santa Clara County, against the Company and Veeco Metrology, Inc. in connection with certain agreements entered into prior and subsequent to the Company’s acquisition of all of the shares of Veeco Metrology, Inc. in October 2010. Upon the closing of the acquisition, Veeco Metrology, Inc. was renamed Bruker Nano, Inc. (“Bruker Nano”). The suit, which also names one current and one former employee of Bruker Nano, claims unspecified damages for breach of contract, fraud and unfair competition in connection with the performance of the agreements. The Company believes the claims to be without merit and intends to vigorously defend this action. At this time, the Company cannot reasonably assess the timing or outcome, or reasonably estimate the possible loss or range of possible loss, that may result from this matter. Accordingly, no provision with respect to this matter has been recorded in the accompanying consolidated financial statements.

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

The investigation found evidence indicating that payments were made that improperly benefited employees or agents of government-owned enterprises in China and Hong Kong. The investigation also found evidence that certain employees of Bruker Optics in China and Hong Kong failed to comply with the Company’s policies and standards of conduct. As a result, the Company took personnel actions, including the termination of certain individuals. The Company also terminated its business relationships with certain third party agents, implemented an enhanced FCPA compliance program, and strengthened the financial controls and oversight at its subsidiaries operating in China and Hong Kong. During 2011, the Company also initiated a review of the China operations of its other subsidiaries, with the assistance of an independent audit firm. On the basis of the review conducted to date, the Company has identified additional employees in Bruker subsidiaries operating in China who failed to comply with the Company’s policies and standards of conduct, and has taken additional personnel actions at certain of its subsidiaries as a result. The review is ongoing and no conclusions can be drawn at this time as to its final outcome.

The Company voluntarily contacted the United States Securities and Exchange Commission and the United States Department of Justice in August 2011 to advise both agencies of the internal investigation by the Audit Committee regarding the China operations of the Company’s Bruker Optics subsidiary. In October 2011, the Company also reported that existence of the internal investigation to the Hong Kong Joint Financial Intelligence Unit and Independent Commission Against Corruption (“ICAC”). The Company has cooperated with the United States federal agencies and Hong Kong government authorities with respect to their inquiries and has provided documents and/or made witnesses available in response to requests from the governmental authorities reviewing this matter. The Company intends to continue to cooperate with these agencies in connection with their inquiries. At this time the Company cannot reasonably assess the timing or outcome of these matters or their effect, if any, on the Company’s business.

The FCPA and related statutes and regulations provide for potential monetary penalties as well as criminal and civil sanctions in connection with FCPA violations. It is possible that monetary penalties and other sanctions could be assessed by the U.S. Federal government in connection with these matters. Additionally, to the extent any payments are determined to be illegal by local government authorities, civil or criminal penalties may be assessed by such authorities and the Company’s ability to conduct business in that jurisdiction may be negatively impacted. At this time, the Company cannot predict the extent to which the Securities and Exchange Commission (“SEC”), the Department of Justice (“DOJ”), the ICAC or any other governmental authorities will pursue administrative, civil injunctive or criminal proceedings, the imposition of fines or penalties or other remedies or sanctions. Given the current status of the inquiries from these agencies, the Company cannot reasonably estimate the possible loss or range of possible loss that may result from any proceedings that may be commenced by the SEC, the DOJ, the ICAC or any other governmental authorities. Accordingly, no provision with respect to such matters has been recorded in the accompanying consolidated financial statements. Any adverse findings or other negative outcomes from any such proceedings could have a material impact on the Company’s consolidated financial statements in future periods.

Letters of Credit and Guarantees

At March 31, 2013 and December 31, 2012, the Company had bank guarantees of $144.1 million and $143.2 million, respectively, for its customer advances. These arrangements guarantee the refund of advance payments received from customers in the event that the merchandise is not delivered in compliance with the terms of the contract. Certain of these guarantees affect the availability of the Company’s lines of credit.

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

	Three Months Ended March 31,
	2013	2012
Consolidated net income	$5.7	$15.1
Foreign currency translation adjustments	(29.6)	18.8
Unrealized losses on interest rate swap:
Unrealized holding losses arising during the period	—	(0.2)
Less reclassification adjustments for settlements included in the determination of net income	—	0.5
Pension liability adjustments	1.0	(0.6)
Net Comprehensive income (loss)	(22.9)	33.6
Less: Comprehensive income attributable to noncontrolling interests	0.3	0.1
Comprehensive income (loss) attributable to Bruker Corporation	$(23.2)	$33.5

The following is a summary of the components of accumulated other comprehensive income, net of tax, at March 31, 2013 (in millions):

	Foreign Currency Translation	Pension Liability Adjustment	Accumulated Other Comprehensive Income
Balance at December 31, 2012	$170.3	$(32.5)	$137.8
Other comprehensive income (loss) before reclassifications	(29.6)	0.6	(29.0)
Realized loss on reclassification, net of tax of $0.1 million	—	0.4	0.4
Net current period other comprehensive income (loss)	(29.6)	1.0	(28.6)
Balance at March 31, 2013	$140.7	$(31.5)	$109.2

13.       Noncontrolling Interests

Noncontrolling interests represent the minority shareholders’ proportionate share of the Company’s majority owned subsidiaries. The following table sets forth the changes in noncontrolling interests (in millions):

	Three Months Ended March 31
	2013	2012
Balance at beginning of period	$3.1	$3.4
Net income	0.3	—
Foreign currency translation adjustments	—	0.1
Balance at end of period	$3.4	$3.5

14.       Other Charges

The components of other charges were as follows (in millions):

	Three Months Ended March 31,
	2013	2012
Professional fees incurred in connection with internal investigation	$2.2	$2.5
Factory relocation costs	0.3	0.5
Acquisition-related charges	0.4	0.4
Restructuring charges	3.2	—
Other charges	$6.1	$3.4

15.       Interest and Other Income (Expense), Net

The components of interest and other income (expense), net, were as follows (in millions):

	Three Months Ended March 31,
	2013	2012
Interest expense, net	$(3.1)	$(3.3)
Exchange losses on foreign currency transactions	(0.4)	(3.0)
Gain on disposal of product line	0.9	—
Other	(1.3)	(1.2)
Interest and other income (expense), net	$(3.9)	$(7.5)

16.       Business Segment Information

The Company has determined that it has four operating segments based on the information reviewed by the Chief Operating Decision Maker, representing each of its four groups or divisions: the Bruker BioSpin group, the Bruker CALID group, the Bruker MAT group, and the Bruker Energy & Supercon Technologies division. The Bruker BioSpin group is in the business of designing, manufacturing and distributing enabling life science tools based on magnetic resonance technology. The Bruker CALID group combines the Bruker Daltonics, Bruker Chemical and Applied Markets, Bruker Detection and Bruker Optics divisions and is in the business of designing, manufacturing, and distributing mass spectrometry and chromatography instruments and solutions for life sciences, including proteomics, metabolomics, and clinical research applications. The Company’s mass spectrometry and chromatography instruments also provide solutions for applied markets that include food safety, environmental analysis and petrochemical analysis. Bruker CALID also designs, manufactures, and distributes various analytical instruments for CBRNE detection and research, as well as analytical, research and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy technologies. The Bruker MAT group comprises the Bruker AXS, Bruker Nano Surfaces, Bruker Nano Analytics and Bruker Elemental divisions and is in the business of manufacturing and distributing advanced X-ray, spark-optical emission spectroscopy, atomic force microscopy and stylus and optical metrology instrumentation used in non-destructive molecular, materials and elemental analysis. The Bruker Energy & Supercon Technologies division is in the business of developing and producing low temperature superconductor and high temperature superconductor materials for use in advanced magnet technology and energy applications as well as linear accelerators, accelerator cavities, insertion devices, other accelerator components and specialty superconducting magnets for physics and energy research and a variety of other scientific applications.

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

Selected business segment information is presented below (in millions):

	Three Months Ended March 31,
	2013	2012
Revenue:
Scientific Instruments	$366.3	$378.1
Energy & Supercon Technologies	31.2	30.0
Eliminations (a)	(4.1)	(2.5)
Total revenue	$393.4	$405.6

Operating Income (Loss):
Scientific Instruments	$10.6	$35.1
Energy & Supercon Technologies	0.9	(0.3)
Corporate, eliminations and other (b)	0.7	(0.4)
Total operating income	$12.2	$34.4

(a)       Represents product and service revenue between reportable segments.

(b)       Represents corporate costs and eliminations not allocated to the reportable segments.

Total assets by segment are as follows (in millions):

	March 31,	December 31,
	2013	2012
Assets:
Scientific Instruments	$1,749.3	$1,786.2
Energy & Supercon Technologies	132.5	134.4
Eliminations and other (a)	(69.9)	(64.2)
Total assets	$1,811.9	$1,856.4

(a) Assets not allocated to the reportable segments and eliminations of intercompany transactions.

17.       Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under this standard, entities are required to disclose additional information with respect to changes in accumulated other comprehensive income (AOCI) balances by component and significant items reclassified out of AOCI. Expanded disclosures for presentation of changes in AOCI involve disaggregating the total change of each component of other comprehensive income as well as presenting separately for each such component the portion of the change in AOCI related to (1) amounts reclassified into income and (2) current-period other comprehensive income. Additionally, for amounts reclassified into income, disclosure in one location is required, based upon each specific AOCI component, of the amounts impacting individual income statement line items. Disclosure of the income statement line item impacts is required only for components of AOCI reclassified into income in their entirety. ASU No. 2013-02 is effective for fiscal years beginning after December 15, 2012. The Company adopted this amendment in the first quarter of 2013. The adoption did not have a material impact on the condensed consolidated financial statements for the three months ended March 31, 2013.

ITEM 2.                                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our interim unaudited condensed consolidated financial statements and the notes to those statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, and in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

Statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which express that we “believe,” “anticipate,” “plan,” “expect,” “seek,” “estimate,” or “should,” as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Actual events or results may differ materially from those set forth in forward-looking statements. Certain factors that might cause such a difference are discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Although our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), we believe describing income and expenses, excluding the effect of foreign exchange and our recent acquisitions, as well as certain other charges, provides meaningful supplemental information regarding our performance. We believe that this supplemental information is useful in assessing our operating performance and trends as the excluded items are not indicative of our core business operating results. These non-GAAP financial measures are not in accordance with, nor are they a substitute for, the comparable GAAP financial measures and are intended to supplement our financial results that are prepared in accordance with GAAP. We also use these non-GAAP financial measures for financial and operational decision making and as a means to help evaluate period-to-period comparisons.

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

•                  Results of operations. This section provides our analysis of the significant line items on our unaudited condensed consolidated statement of operations for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

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

We are organized into four operating segments: the Bruker BioSpin group, the Bruker CALID group, the Bruker MAT group, and the Bruker Energy & Supercon Technologies division. The Bruker BioSpin group is in the business of designing, manufacturing and distributing enabling life science tools based on magnetic resonance technology. The Bruker CALID group combines the Bruker Daltonics, Bruker Chemical and Applied Markets (CAM), Bruker Detection and Bruker Optics divisions and is in the business of designing, manufacturing, and distributing mass spectrometry and chromatography instruments and solutions for life sciences, including proteomics, metabolomics, and clinical research applications. Our mass spectrometry and chromatography instruments also provide solutions for applied markets that include food safety, environmental analysis and petrochemical analysis. Bruker CALID also designs, manufactures, and distributes various analytical instruments for CBRNE detection and research, as well as analytical, research and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy technologies. The Bruker MAT group combines the Bruker AXS, Bruker Nano Surfaces, Bruker Nano Analytics and Bruker Elemental divisions and is in the business of manufacturing and distributing advanced X-ray, spark-optical emission spectroscopy, atomic force microscopy and stylus and optical metrology instrumentation used in non-destructive molecular, materials and elemental analysis. The Bruker Energy & Supercon Technologies division is in the business of developing and producing low temperature superconductor and high temperature superconductor materials for use in advanced magnet technology and energy applications as well as linear accelerators, accelerator cavities, insertion devices, other accelerator components and specialty superconducting magnets for physics and energy research and a variety of other scientific applications.

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

Financial Overview

For the three months ended March 31, 2013, our revenue decreased by $12.2 million, or 3.0%, to $393.4 million, compared to $405.6 million for the comparable period in 2012. Included in this change in revenue is a decrease of approximately $6.0 million from the impact of foreign exchange, primarily due to the strengthening of the U.S. Dollar versus the Japanese Yen and a decrease of approximately $1.7 million attributable to our recent acquisitions and divestitures. Excluding the effect of foreign exchange and our recent acquisitions and divestitures, revenue decreased by $4.5 million, or 1.1%. The decrease in revenue on an adjusted basis is mainly attributable to the Scientific Instruments segment, which decreased by $3.9 million, or 1.0%. Revenue in the Scientific Instruments segment on an adjusted basis is driven by decreases in mass spectrometry and atomic force microscopy products, offset, in part, by higher sales of nuclear magnetic resonance products. The mix of products sold in the Scientific Instruments segment during the first quarter of 2013 reflects decreased demand from customers in the semiconductor and data storage industries.

Gross profit for the quarter ended March 31, 2013 was $174.5 million compared to $190.4 million for the quarter ended March 31, 2012. Our gross profit margin for the three months ended March 31, 2013 was 44.4%, compared to 46.9% for the three months ended March 31, 2012. Excluding the effects of recently completed acquisitions, including amortization expense and restructuring charges totaling, in the aggregate, $5.0 million for each of the first quarters of 2013 and 2012, gross profit margins decreased to 45.6% in 2013 compared to 48.2% in 2012. The reduction in gross profit margins in the three months ended March 31, 2013 was primarily due to product mix and temporary additional costs incurred in the Bruker BioSpin group for magnet rework on certain customer installations. Also impacting gross profit margins for the three months ended March 31, 2013 was the strengthening of the U.S. Dollar versus the Japanese Yen, as we received a higher percentage of Japanese Yen revenue compared to Japanese Yen expenses incurred.

Selling, general and administrative expenses and research and development expenses increased to $156.2 million, or 39.7% of revenue, in the three months ended March 31, 2013 from $152.6 million, or 37.6% of revenue, for the three months ended March 31, 2012. The increase in selling, general and administrative expenses and research and development expenses in 2013 is attributable to increases in headcount from our recent acquisitions and increases in headcount to support planned revenue growth in our existing businesses.

Income from operations for the three months ended March 31, 2013 was $12.2 million, resulting in an operating margin of 3.1%, compared to income from operations of $34.4 million, resulting in an operating margin of 8.5% for the comparable period in 2012. Included in income from operations are various charges for amortization of acquisition-related intangible assets and other acquisition-related costs, legal and other professional service fees related to our internal FCPA investigation, and restructuring and relocation costs totaling, in the aggregate, $11.4 million and $9.2 million for the three months ended March 31, 2013 and 2012, respectively. Excluding these charges, operating margins were 6.0% in the first quarter of 2013 compared to 10.7% in the first quarter of 2012. Operating margins decreased as a result of the lower revenue and gross margins, along with higher operating expenses for the reasons noted above.

Our effective tax rate for the three months ended March 31, 2013 was 31.3% compared to 43.9% for the comparable period in 2012. The decrease in the effective tax rate is primarily due to changes in the mix of earnings among tax jurisdictions and beginning in the three months ended March 31, 2013 we determined our tax expense based on our annual effective tax rate.

Our net income attributable to the shareholders of Bruker Corporation for the three months ended March 31, 2013 was $5.4 million, or $0.03 per diluted share, compared to $15.1 million, or $0.09 per diluted share, for the comparable period in 2012.

CRITICAL ACCOUNTING POLICIES

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, stock-based compensation expense, restructuring and other related charges, income taxes, including the recoverability of deferred tax assets, allowances for doubtful accounts, reserves for excess and obsolete inventories, estimated fair values of long-lived assets used to evaluate the recoverability of long-lived assets, intangible assets and goodwill, expected future cash flows used to evaluate the recoverability of intangible assets and long-lived assets, warranty costs, derivative financial instruments and contingent liabilities. We base our estimates and judgments on historical experience, current market and economic conditions, industry trends and other assumptions that we believe are reasonable and form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

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

Income taxes.  The determination of income tax expense requires us to make certain estimates and judgments concerning the annual effective tax rate, the calculation of deferred tax assets and liabilities, as well as the deductions, carryforwards and credits that are available to reduce taxable income. Deferred tax assets and liabilities arise from differences in the timing of the recognition of revenue and expenses for financial statement and tax purposes. Deferred tax assets and liabilities are measured using the tax rates in effect for the year in which these temporary differences are expected to be settled. We estimate the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction, and we provide a valuation allowance for tax assets and loss carryforwards that we believe will more likely than not go unused. If it becomes more likely than not that a tax asset or loss carryforward will be used for which a reserve has been provided, we reverse the related valuation allowance. If our actual future taxable income by tax jurisdiction differs from estimates, additional allowances or reversals of reserves may be necessary. In addition, we only recognize benefits for tax positions that we believe are more likely than not of being sustained upon review by a taxing authority with knowledge of all relevant information. We reevaluate our uncertain tax positions on a quarterly basis and any changes to these positions as a result of tax audits, tax laws or other facts and circumstances could result in additional charges to operations.

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

Goodwill, other intangible assets and other long-lived assets.  We evaluate whether goodwill is impaired annually and when events occur or circumstances change. We test goodwill for impairment at the reporting unit level, which is the operating segment or one level below an operating segment. The first step of the goodwill impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using a weighting of both the market approach and the income approach methodologies. The income approach valuation methodology includes discounted cash flow estimates. Estimating the fair value of the reporting units requires significant judgment by management about the future cash flows. If the carrying amount of a reporting unit exceeds the fair value of the reporting unit, we perform the second step of the goodwill impairment test to measure the amount of the impairment. In the second step of the goodwill impairment test, we compare the implied fair value of the reporting unit’s goodwill with the carrying value of that goodwill.

We also review definite-lived intangible assets and other long-lived assets when indications of potential impairment exist. Should the fair value of our long-lived assets decline because of reduced operating performance, market declines, or other indicators of an impairment, a charge to operations for impairment may be necessary.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 compared to the Three Months Ended March 31, 2012

Consolidated Results

The following table presents our results for the three months ended March 31, 2013 and 2012 (dollars in millions, except per share data):

	Three Months Ended March 31,
	2013	2012
Product revenue	$339.3	$351.8
Service revenue	53.5	52.1
Other revenue	0.6	1.7
Total revenue	393.4	405.6

Cost of product revenue	185.3	186.3
Cost of service revenue	33.6	28.9
Total cost of revenue	218.9	215.2
Gross profit	174.5	190.4

Operating expenses:
Selling, general and administrative	106.8	104.4
Research and development	49.4	48.2
Other charges	6.1	3.4
Total operating expenses	162.3	156.0
Operating income	12.2	34.4

Interest and other income (expense), net	(3.9)	(7.5)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	8.3	26.9
Income tax provision	2.6	11.8
Consolidated net income	5.7	15.1
Net income attributable to noncontrolling interest in consolidated subsidiaries	0.3	—
Net income attributable to Bruker Corporation	$5.4	$15.1

Net income per common share attributable to Bruker Corporation shareholders:
Basic and diluted	$0.03	$0.09

Weighted average common shares outstanding:
Basic	166.4	165.7
Diluted	168.1	166.9

Revenue

For the three months ended March 31, 2013, our revenue decreased by $12.2 million, or 3.0%, to $393.4 million, compared to $405.6 million for the comparable period in 2012. Included in this change in revenue is a decrease of approximately $6.0 million from the impact of foreign exchange, primarily due to the strengthening of the U.S. Dollar versus the Japanese Yen, and a decrease of approximately $1.7 million attributable to our recent acquisitions and divestitures. Excluding the effect of foreign exchange and our recent acquisitions and divestitures, revenue decreased by $4.5 million, or 1.1%. The decrease in revenue on an adjusted basis is mainly attributable to the Scientific Instruments segment, which decreased by $3.9 million, or 1.0%. Revenue in the Scientific Instruments segment on an adjusted basis is driven by decreases in mass spectrometry and atomic force microscopy, offset, in part, by higher sales of nuclear magnetic resonance products. The mix of products sold in the Scientific Instruments segment during the first quarter of 2013 reflects decreased demand in the semiconductor and data storage industries.

Cost of Revenue

Our cost of product and service revenue for the three months ended March 31, 2013 was $218.9 million, resulting in a gross profit margin of 44.4%, compared to cost of product and service revenue of $215.2 million, resulting in a gross profit margin of 46.9%, for the comparable period in 2012. Our cost of revenue for each of the three months ended March 31, 2013 and 2012 includes charges of $5.0 million, representing the difference between the fair value and the cost of inventories acquired in business combinations and sold during the period, amortization of acquisition-related intangible assets, acquisition-related fixed asset charges and restructuring charges. Excluding these charges, our gross profit margin for the three months ended March 31, 2013 and 2012 was 45.6% and 48.2%, respectively. Lower gross profit margins, on an adjusted basis, were primarily due to product mix, temporary additional operational costs incurred in the Bruker BioSpin group for magnet rework on certain customer installations and the impact of the strengthening of the U.S. Dollar versus the Japanese Yen, as we received a higher percentage of Japanese Yen revenue compared to Japanese Yen expenses incurred.

Selling, General and Administrative

Our selling, general and administrative expense for the three months ended March 31, 2013 increased to $106.8 million, or 27.1% of total revenue, from $104.4 million, or 25.7% of total revenue, for the comparable period in 2012. The increase in selling, general and administrative expenses is attributable to increases in headcount from our recent acquisitions and increases in headcount to support planned revenue growth in our existing businesses.

Research and Development

Our research and development expense for the three months ended March 31, 2013 increased to $49.4 million, or 12.6% of total revenue, compared with research and development expense of $48.2 million, or 11.9% of total revenue, for the comparable period in 2012. The increase in research and development expenses is attributable to increases in headcount from our recent acquisitions as well as increases in headcount and material costs to support future product introductions in our existing businesses.

Other Charges

Other charges were $6.1 million and $3.4 million in the first quarter of 2013 and 2012, respectively.

The charges recorded in the first quarter of 2013 relate mainly to the Scientific Instruments segment.  The charges consist of $3.2 million of restructuring costs related to closing facilities and implementing outsourcing initiatives over various divisions, $0.4 million of acquisition-related costs, $2.2 million of legal and other professional service fees associated with our FCPA internal investigation and $0.3 million of costs related to factory relocations that are occurring within the Energy & Supercon Technologies segment.

The charges recorded in the first quarter of 2012 relate mainly to the Scientific Instruments segment.  The charges consist of $0.4 million of acquisition-related costs, mainly legal, accounting and other fees in connection with our acquisition of SkyScan NV. Other charges also included $2.5 million of legal and other professional service fees associated with our FCPA internal investigation and $0.5 million of costs related to two factory relocations within the Energy & Supercon Technologies segment.

Interest and Other Income (Expense), Net

Interest and other income (expense), net during the three months ended March 31, 2013 was $(3.9) million, compared to $(7.5) million for the comparable period of 2012.

During the three months ended March 31, 2013, the major components within interest and other income (expense), net were net interest expense of $3.1 million, realized and unrealized losses on foreign currency transactions of $0.4 million and other expenses of $1.3 million, offset by a $0.9 million gain on the sale of a product line. During the three months ended March 31, 2012, the major components within interest and other income (expense), net were realized and unrealized losses on foreign currency transactions of $3.0 million and net interest expense of $3.3 million.

Income Tax Provision

The 2013 effective tax rate was calculated using our projected annual pre-tax income or loss and is affected by tax credits, the expected level of other tax benefits and the impact of changes to the valuation allowance, as well as changes in the mix of our pre-tax income and losses among jurisdictions with varying statutory tax rates and credits. The 2012 effective tax rate was calculated using actual quarterly pre-tax income or loss. Our tax rate may change over time as the amount and mix of income and taxes outside the U.S. changes.

The income tax provision for the three months ended March 31, 2013 was $2.6 million compared to $11.8 million for the three months ended March 31, 2012, representing effective tax rates of 31.3% and 43.9%, respectively. The decrease in the effective tax rate is primarily due to changes in the mix of earnings among tax jurisdictions and beginning in the three months ended March 31, 2013 we determined our tax expense based on our annual effective tax rate.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests for the three months ended March 31, 2013 was $0.3 million compared to $0.0 million for the comparable period of 2012. The net income (loss) attributable to noncontrolling interests represents the minority shareholders’ proportionate share of the net income (loss) recorded by our majority-owned indirect subsidiaries.

Net Income Attributable to Bruker Corporation

Our net income for the three months ended March 31, 2013 was $5.4 million, or $0.03 per diluted share, compared to $15.1 million, or $0.09 per diluted share for the comparable period in 2012. The decrease was due to a combination of lower revenue and gross margin along with an increase in operating expenses, partially offset by lower income tax expense. Also negatively impacting net income was the strengthening of the U.S. Dollar versus the Japanese Yen, as we received a higher percentage of Japanese Yen revenue compared to Japanese Yen expenses incurred.

Segment Results

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment (dollars in millions):

	Three Months Ended March 31,			Percentage
	2013	2012	Dollar Change	Change
Scientific Instruments	$366.3	$378.1	$(11.8)	(3.1)%
Energy & Supercon Technologies	31.2	30.0	1.2	4.0%
Eliminations (a)	(4.1)	(2.5)	(1.6)
	$393.4	$405.6	$(12.2)	(3.0)%

(a) Represents product and service revenue between reportable segments.

Scientific Instruments Segment Revenues

For the three months ended March 31, 2013, Scientific Instruments segment revenue decreased by $11.8 million, or 3.1%, to $366.3 million, compared to $378.1 million for the comparable period in 2012. Included in this change in revenue is a decrease of approximately $6.2 million from the impact of foreign exchange, primarily due to the strengthening of the U.S. Dollar versus the Japanese Yen, and a decrease of approximately $1.7 million attributable to our recent acquisitions and divestitures. Excluding the effect of foreign exchange and our recent acquisitions and divestitures, revenue decreased by $3.9 million, or 1.0%. The decrease in revenue, excluding the effect of foreign exchange and acquisitions and divestitures, reflects a decrease in mass spectrometry and atomic force microscopy products, offset, in part, by higher sales of nuclear magnetic resonance products.

System revenue and aftermarket revenue as a percentage of total Scientific Instruments segment revenue were as follows (dollars in millions):

	Three Months Ended March 31,
	2013		2012
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System revenue	$311.8	85.1%	$301.1	79.6%
Aftermarket revenue	54.5	14.9%	77.0	20.4%
Total revenue	$366.3	100.0%	$378.1	100.0%

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

Energy & Supercon Technologies Segment Revenues

Energy & Supercon Technologies segment revenue increased by $1.2 million, or 4.0%, to $31.2 million for the three months ended March 31, 2013, compared to $30.0 million for the comparable period in 2012. Included in this change in revenue is an increase of approximately $0.2 million from the impact of foreign exchange due to the weakening of the U.S. Dollar versus the Euro and other foreign currencies. Excluding the effect of foreign exchange, revenue increased by $1.0 million, or 3.3%. The increase in revenue, on an adjusted basis, is attributable to higher beamline and cavity device sales.

System and wire revenue and aftermarket revenue as a percentage of total Energy & Supercon Technologies segment revenue were as follows (dollars in millions):

	Three Months Ended March 31,
	2013		2012
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System and wire revenue	$30.1	96.5%	$27.9	93.0%
Aftermarket revenue	1.1	3.5%	2.1	7.0%
Total revenue	$31.2	100.0%	$30.0	100.0%

System and wire revenue in the Energy & Supercon Technologies segment includes low and high temperature superconducting wire and superconducting devices, including magnets, linear accelerators and radio frequency cavities. Aftermarket revenues in the Energy & Supercon Technologies segment consist primarily of sales of Cuponal™, a bimetallic, non-superconducting material we sell to the power and transport industries.

Income (Loss) from Operations

The following table presents income (loss) from operations and operating margins on revenue by reportable segment (dollars in millions):

	Three Months Ended March 31,
	2013		2012
	Operating Income (Loss)	Percentage of Segment Revenue	Operating Income (Loss)	Percentage of Segment Revenue
Scientific Instruments	$10.6	2.9%	$35.1	9.3%
Energy & Supercon Technologies	0.9	2.9%	(0.3)	(1.0)%
Corporate, eliminations and other (a)	0.7		(0.4)
Total operating income	$12.2	3.1%	$34.4	8.5%

(a) Represents corporate costs and eliminations not allocated to the reportable segments.

Scientific Instruments segment income from operations for the three months ended March 31, 2013 was $10.6 million, resulting in an operating margin of 2.9%, compared to income from operations of $35.1 million, resulting in an operating margin of 9.3%, for the comparable period in 2012. Income from operations includes $11.0 million and $8.6 million for the three months ended 2013 and 2012, respectively, of various charges to inventory, amortization of acquisition-related intangible assets and other charges. Excluding these costs, income from operations in the Scientific Instruments segment would have been $21.6 million and $43.7 million, or an operating margin of 5.9% and 11.6%, for the three months ended March 31, 2013 and 2012, respectively. Income from operations, on an adjusted basis, declined as a result of the lower revenues described above, a decline in gross profit margins and higher operating expenses. Also impacting income from operations for the three months ended March 31, 2013 was the strengthening of the U.S. Dollar versus the Japanese Yen, as we received a higher percentage of Japanese Yen revenue compared to Japanese Yen expenses incurred.

In the first quarter of 2013, gross profit margin in the Scientific Instruments segment decreased to 45.6% from 48.8% for the comparable period in 2012. Lower gross profit margins resulted primarily from changes in product mix, temporary additional operational costs incurred in the Bruker BioSpin group for magnet rework on certain customer installations and the impact of the strengthening of the U.S. Dollar versus the Japanese Yen. In the first quarter of 2013, selling, general and administrative expenses and research and development expenses in the Scientific Instruments segment increased to $150.6 million, or 41.1% of segment revenue, from $146.6 million, or 38.8% of segment revenue for the comparable period in 2012. This increase is a function of incremental investments in sales and marketing activities and research and development activities, as well as increases in operating expenses related to acquisitions completed in 2012. Specifically, these cost increases related to additional headcount and higher material costs.

Energy & Supercon Technologies segment’s income from operations for the three months ended March 31, 2013 was $0.9  million, resulting in an operating margin of 2.9%, compared to a loss from operations of $(0.3) million, resulting in an operating margin of (1.0)%, for the comparable period in 2012. The improvement in operating margin is primarily the result of the higher revenues, as noted above, and lower operating expenses.

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

During the three months ended March 31, 2013, net cash used in operating activities was $18.2 million, resulting primarily from an increase in working capital of $44.9 million, offset, in part, by consolidated net income adjusted for non-cash items of $26.7 million. During the three months ended March 31, 2012, net cash provided by operating activities was $4.8 million, resulting primarily from $38.1 million of consolidated net income adjusted for non-cash items, offset, in part, by a $33.3 million increase in working capital.

During the three months ended March 31, 2013, net cash used in investing activities was $14.3 million, compared to net cash used in investing activities of $32.5 million during the three months ended March 31, 2012. Cash used in investing activities during the three months ended March 31, 2013 was primarily attributable to $14.0 million of capital expenditures, net. Cash used in investing activities during the three months ended March 31, 2012 was attributable to $21.7 million used for acquisitions and $10.8 million of capital expenditures, net.

During the three months ended March 31, 2013, net cash provided by financing activities was $0.3 million, compared to net cash provided by financing activities of $14.8 million during the three months ended March 31, 2012. Cash provided by financing activities during the three months ended March 31, 2013 was primarily attributable to $4.1 million of proceeds from the issuance of common stock in connection with stock option exercises. Cash provided by financing activities during the three months ended March 31, 2012 was primarily attributable to $240.0 of borrowings under the Note Purchase Agreement, offset, in part, by net repayments under revolving lines of credit of $216.5 million and net debt repayments under various long-term and short-term arrangements of $7.8 million.

At March 31, 2013 and December 31, 2012, we had $256.8 million and $288.2 million, respectively, of foreign cash and cash equivalents, most significantly in Germany and Switzerland, compared to a total amount of cash and cash equivalents at March 31, 2013 and December 31, 2012 of $269.4 million and $310.6 million, respectively.  If the cash and cash equivalents held by our foreign subsidiaries are needed to fund operations in the U.S., or we otherwise elect to repatriate the unremitted earnings of our foreign subsidiaries in the form of dividends or otherwise, or if the shares of the subsidiaries were sold or transferred, we would likely be subject to additional U.S. income taxes, net of the impact of any available tax credits, which could result in a higher effective tax rate in the future.  However, since we have significant current investment plans outside the U.S., it is our current intent to indefinitely reinvest unremitted earnings in our foreign subsidiaries.  Further, based on our current plans and anticipated cash needs to fund our U.S. operations, we do not foresee a need to repatriate earnings of our foreign subsidiaries.

At March 31, 2013, we had outstanding debt totaling $336.6 million, consisting of $240.0 million outstanding under the Note Purchase Agreement, $93.0 million outstanding under the revolving loan component of the Amended Credit Agreement and $3.6 million under capital lease obligations. At December 31, 2012, we had outstanding debt totaling $337.2 million, consisting of $240.0 million outstanding under the Note Purchase Agreement, $93.0 million outstanding under the revolving loan component of the Amended Credit Agreement and $4.2 million under capital lease obligations.

In May 2011, we entered into an amendment to and restatement of a credit agreement originally entered into in 2008, referred to as the Amended Credit Agreement. The Amended Credit Agreement provides for a revolving credit line with a maximum commitment of $250.0 million with a maturity date of May 2016. Borrowings under the revolving credit line of the Amended Credit Agreement accrue interest, at our option at either (a) the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, (iii) adjusted LIBOR plus 1.00% or (iv) LIBOR, plus margins ranging from 0.80% to 1.65%. There is also a facility fee ranging from 0.20% to 0.35%.

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

The following is a summary of the maximum commitments and net amounts available to the Company under revolving loans as of March 31, 2013 (dollars in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
Amended Credit Agreement	1.3%	$250.0	$93.0	$1.8	$155.2
Other revolving loans	—	182.8	—	142.3	40.5
Total revolving loans		$432.8	$93.0	$144.1	$195.7

Other revolving loans are with various financial institutions located primarily in Germany, Switzerland and France.  The Company’s other revolving lines of credit are typically due upon demand with interest payable monthly.  Certain of these lines of credit are unsecured while other are secured by the accounts receivable and inventory of the related subsidiary.

In January 2012, we entered into a note purchase agreement (the “Note Purchase Agreement”) with a group of accredited institutional investors. Pursuant to the Note Purchase Agreement, we issued and sold $240.0 million of senior notes, referred to as the Senior Notes, which consist of the following:

•                  $20.0 million 3.16% Series 2012A Senior Notes, Tranche A, due January 18, 2017;

•                  $15.0 million 3.74% Series 2012A Senior Notes, Tranche B, due January 18, 2019;

•                  $105.0 million 4.31% Series 2012A Senior Notes, Tranche C, due January 18, 2022; and

•                  $100.0 million 4.46% Series 2012A Senior Notes, Tranche D, due January 18, 2024.

As of March 31, 2013, we were in compliance with the covenants of the Amended Credit Agreement and the Note Purchase Agreement as our leverage ratio was 1.3 and our interest coverage ratio was 11.9.

As of March 31, 2013, we have approximately $50.4 million of German Trade Tax net operating losses that are carried forward indefinitely and U.S. research and development tax credits of approximately $10.8 million available to offset future tax liabilities that expire through 2021. These U.S. tax credit carryforwards are subject to limitations under provisions of the Internal Revenue Code.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. Under this standard, entities are required to disclose additional information with respect to changes in accumulated other comprehensive income (AOCI) balances by component and significant items reclassified out of AOCI. Expanded disclosures for presentation of changes in AOCI involve disaggregating the total change of each component of other comprehensive income as well as presenting separately for each such component the portion of the change in AOCI related to (1) amounts reclassified into income and (2) current-period other comprehensive income. Additionally, for amounts reclassified into income, disclosure in one location would be required, based upon each specific AOCI component, of the amounts impacting individual income statement line items. Disclosure of the income statement line item impacts will be required only for components of AOCI reclassified into income in their entirety. ASU No. 2013-02 is effective for fiscal years beginning after December 15, 2012. We adopted this amendment in the first quarter of 2013. The adoption did not have a material impact on our condensed consolidated financial statements for the three months ended March 31, 2013.

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

Impact of Foreign Currencies

We generate a substantial portion of our revenues in international markets, principally Germany and other countries in the European Union, Switzerland and Japan, which exposes our operations to the risk of exchange rate fluctuations. The impact of currency exchange rate movement can be positive or negative in any period. Our costs related to sales in foreign currencies are largely denominated in the same respective currencies, limiting our transaction risk exposure. However, for foreign currency denominated sales in certain regions, such as Japan, where we do not incur significant costs denominated in that foreign currency, we are more exposed to the impact of foreign currency fluctuations. For sales not denominated in U.S. Dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. Dollars, it will require more of the foreign currency to equal a specified amount of U.S. Dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. Dollars than we did before the rate increase went into effect. If we price our products in U.S. Dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. Dollar could result in our prices not being competitive in a market where business is transacted in the local currency. Changes in foreign currency exchange rates decreased our revenue for the three months ended March 31, 2013 and 2012 by approximately 1.5% and 1.4%, respectively.

Assets and liabilities of our foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using period-end exchange rates. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a separate component of shareholders’ equity. For the three months ended March 31, 2013 and 2012, we recorded net gains (losses) from currency translation adjustments of $(30.8) million and $18.8 million, respectively. Gains and losses resulting from foreign currency transactions are reported in interest and other income (expense), net in the consolidated statements of income and comprehensive income. Our foreign exchange losses, net were $0.4 million and $3.0 million for three months ended March 31, 2013 and 2012, respectively.

From time to time, we have entered into foreign currency contracts in order to minimize the volatility that fluctuations in exchange rates have on our cash flows related to purchases and sales denominated in foreign currencies. Under these arrangements, we agree to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates typically with maturities of less than twelve months. These transactions do not qualify for hedge accounting and, accordingly, the instrument is recorded at fair value with the corresponding gains and losses recorded in interest and other income (expense), net in the consolidated statements of income and comprehensive income. At March 31, 2013 and December 31, 2012, we had foreign currency contracts with notional amounts aggregating $100.6 million and $94.3 million, respectively. We will continue to evaluate our currency risks and in the future may utilize foreign currency contracts more frequently as part of a transactional hedging program.

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

Impact of Commodity Prices

We are exposed to certain commodity risks associated with prices for various raw materials. The prices of copper and certain other raw materials, particularly niobium, used to manufacture superconductors have increased significantly over the last decade. Copper and niobium tin are the main components of low temperature superconductors and continued commodity price increases for copper and niobium as well as other raw materials may negatively affect our profitability. Periodically, we enter into commodity forward purchase contracts to minimize the volatility that fluctuations in the price of copper have on our sales of these products. At March 31, 2013 and December 31, 2012, we had fixed price commodity contracts with notional amounts aggregating $2.4 million and $3.4 million, respectively. We will continue to evaluate our commodity risks and may utilize commodity forward purchase contracts more frequently in the future.

Inflation

We do not believe inflation had a material impact on our business or operating results during any of the periods presented.

ITEM 4.                                       CONTROLS AND PROCEDURES

We have established disclosure controls and procedures that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) by others within our organization. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2013. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II                                       OTHER INFORMATION

ITEM 1.                                       LEGAL PROCEEDINGS

Please see Part 1, “Item 1. Financial Information — Note 11. Commitments and Contingencies — Internal Investigation and Compliance Matters” which is incorporated by reference into this item.  Additional information about our legal proceedings can be found in Part 1, “Item 3, Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 1A.                              RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

ITEM 2.                                       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                                       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                       MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.                                       OTHER INFORMATION

None.

ITEM 6.                                       EXHIBITS

Exhibit No.	Description
10.1	Employment Offer Letter dated as of June 25, 2012 between Bruker Corporation and Juergen Srega(1)
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

101

The following materials from the Bruker Corporation Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) Notes to the Condensed Consolidated Financial Statements(2)(3)

(1)         Filed herewith.

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

BRUKER CORPORATION

Date: May 9, 2013	By:	/s/ FRANK H. LAUKIEN, PH.D.
Frank H. Laukien, Ph.D.
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 9, 2013	By:	/s/ CHARLES F. WAGNER, JR.
Charles F. Wagner, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)