Form 10-Q
period 2013-06-30
BRUKER CORP
filed 2013-08-08
CIK 1109354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2013
Common Stock, $0.01 par value per share	167,149,191 shares

BRUKER CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2013

 PART I                FINANCIAL INFORMATION

ITEM 1.                UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	June 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$250.9	$310.6
Accounts receivable, net	300.5	289.3
Inventories	601.8	611.5
Other current assets	110.6	98.3
Total current assets	1,263.8	1,309.7

Property, plant and equipment, net	287.8	283.6
Intangibles, net and other long-term assets	250.2	263.1
Total assets	$1,801.8	$1,856.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1.1	$1.3
Accounts payable	69.5	69.6
Customer advances	237.6	267.3
Other current liabilities	294.6	343.6
Total current liabilities	602.8	681.8

Long-term debt	335.4	335.9
Other long-term liabilities	140.9	129.0

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock, $0.01 par value 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value 260,000,000 shares authorized, 167,169,340 and 166,625,976 shares issued and 167,136,691 and 166,604,427 shares outstanding at June 30, 2013 and December 31, 2012, respectively	1.7	1.7
Treasury stock, at cost, 32,649 and 21,549 shares at June 30, 2013 and December 31, 2012, respectively	(0.4)	(0.2)
Accumulated other comprehensive income	114.2	137.8
Other shareholders’ equity	603.4	567.3
Total shareholders’ equity attributable to Bruker Corporation	718.9	706.6
Noncontrolling interest in consolidated subsidiaries	3.8	3.1
Total shareholders’ equity	722.7	709.7

Total liabilities and shareholders’ equity	$1,801.8	$1,856.4

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Product revenue	$395.6	$370.6	$734.9	$722.4
Service revenue	52.7	47.2	106.2	99.3
Other revenue	6.6	2.9	7.2	4.6
Total revenue	454.9	420.7	848.3	826.3

Cost of product revenue	217.0	205.3	402.3	389.7
Cost of service revenue	36.3	27.2	69.9	58.0
Total cost of revenue	253.3	232.5	472.2	447.7
Gross profit	201.6	188.2	376.1	378.6

Operating expenses:
Selling, general and administrative	107.1	110.6	213.9	215.0
Research and development	46.5	51.9	95.9	100.1
Other charges	4.5	3.6	10.6	7.0
Total operating expenses	158.1	166.1	320.4	322.1
Operating income	43.5	22.1	55.7	56.5

Interest and other income (expense), net	(7.8)	(2.8)	(11.7)	(10.3)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	35.7	19.3	44.0	46.2
Income tax provision	12.4	9.4	15.0	21.2
Consolidated net income	23.3	9.9	29.0	25.0
Net income attributable to noncontrolling interest in consolidated subsidiaries	0.4	—	0.7	—
Net income attributable to Bruker Corporation	$22.9	$9.9	$28.3	$25.0

Net income per common share attributable to Bruker Corporation shareholders:
Basic and diluted	$0.14	$0.06	$0.17	$0.15

Weighted average common shares outstanding:
Basic	166.8	166.0	166.6	165.9
Diluted	168.4	167.1	168.2	167.0

Comprehensive income (loss)	$28.3	$(23.5)	$5.4	$10.1
Less: Comprehensive income (loss) attributable to noncontrolling interests	0.4	—	0.7	0.1
Comprehensive income (loss) attributable to Bruker Corporation	$27.9	$(23.5)	$4.7	$10.0

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Consolidated net income	$29.0	$25.0
Adjustments to reconcile consolidated net income to cash flows from operating activities:
Depreciation and amortization	30.2	28.6
Write-down of demonstration inventories to net realizable value	16.0	14.1
Stock-based compensation expense	3.2	3.8
Deferred income taxes	(2.6)	(0.4)
Other non-cash expenses, net	(0.6)	1.1
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(20.9)	36.6
Inventories	(21.9)	(58.6)
Accounts payable and accrued expenses	(14.1)	(4.3)
Income taxes payable	(12.9)	(15.5)
Deferred revenue	5.0	(5.8)
Customer advances	(21.9)	22.2
Other changes in operating assets and liabilities, net	(13.4)	(4.9)
Net cash provided by (used in) operating activities	(24.9)	41.9

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(2.1)	(21.7)
Disposal of product line	0.5	—
Purchases of property, plant and equipment	(31.1)	(30.4)
Sales of property, plant and equipment	0.6	1.7
Net cash used in investing activities	(32.1)	(50.4)

Cash flows from financing activities:
Repayments of revolving lines of credit	—	(216.5)
Proceeds from revolving lines of credit	—	20.0
Proceeds from Note Purchase Agreement	—	240.0
Repayment of other debt, net	(0.5)	(26.3)
Payment of deferred financing costs	—	(1.4)
Proceeds from issuance of common stock, net	4.5	3.4
Changes in restricted cash	(1.3)	(1.1)
Cash payments to noncontrolling interest	—	(0.6)
Net cash provided by financing activities	2.7	17.5
Effect of exchange rate changes on cash and cash equivalents	(5.4)	(14.7)
Net change in cash and cash equivalents	(59.7)	(5.7)
Cash and cash equivalents at beginning of period	310.6	246.0
Cash and cash equivalents at end of period	$250.9	$240.3

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

The Company has two reporting segments, Bruker Scientific Instruments (BSI), which represents approximately 93% of the Company’s revenues during the six months ended June 30, 2013, and Bruker Energy & Supercon Technologies (BEST), which represents the remainder of the business.  Within BSI, the Company is organized into three operating segments: the Bruker BioSpin group, the Bruker CALID group, and the Bruker MAT group. For financial reporting purposes, the Bruker BioSpin, Bruker CALID and Bruker MAT operating segments are aggregated into the BSI reporting segment because each has similar economic characteristics, production processes and services, types and classes of customers, methods of distribution and regulatory environments.

Bruker BioSpin- Bruker BioSpin focuses on designing, manufacturing and distributing enabling life science tools based on magnetic resonance technology.  Bruker BioSpin sells various systems utilizing magnetic resonance technology, including magnetic resonance imaging systems (pre-clinical MRI), nuclear magnetic resonance systems (NMR), and electron paramagnetic resonance systems (EPR). Additionally, Bruker BioSpin supplies OEM MRI magnets to medical device manufacturers.

Bruker CALID (Chemicals, Applied Markets, Life Science, In-Vitro Diagnostics, Detection)- Bruker CALID manufactures and distributes life science mass spectrometry instruments that can be integrated and used along with other sample preparation or chromatography instruments, as well as Chemical, Biological, Radiological, Nuclear, Explosives (CBRNE) detection products and instruments based on infrared and Raman molecular spectroscopy technologies.  Bruker CALID’s mass spectrometry units are typically used in applications of expression proteomics, clinical proteomics, metabolic and peptide biomarker profiling, drug discovery and development, molecular diagnostics research, molecular and systems biology, and basic molecular medicine research and clinical microbiology (for research use only outside the European Union).

Bruker MAT (Materials)- Bruker MAT manufactures and distributes advanced X-ray instruments that use electromagnetic radiation with extremely short wavelengths to determine the characteristics of matter and the three-dimensional structure of molecules. Instruments offered in this segment are based on X-ray fluorescence spectroscopy (XRF), X-ray diffraction (XRD), X-ray micro computed tomography (µCT) technologies. Other instruments include atomic force microscopy (AFM), stylus and optical metrology (SOM), analytical tools for electron microscopes, handheld, portable, and mobile X-ray fluorescence, spectrometry instruments, and spark optical emission spectroscopy systems.

The Company’s BEST reporting segment develops and manufactures superconducting and non-superconducting materials and devices for use in renewable energy, energy infrastructure, healthcare and ‘‘big science’’ research. The segment focuses on metallic low temperature superconductors for use in magnetic resonance imaging, nuclear magnetic resonance, fusion energy research and other applications, and ceramic high temperature superconductors primarily for energy grid and magnet applications.

The unaudited condensed consolidated financial statements represent the consolidated accounts of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial information presented herein does not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of the results expected for any other interim period or the full year. Certain prior year amounts have been reclassified to conform to the current year presentation and had no effect on previously reported net income or cash flows.

The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events requiring disclosure.

At June 30, 2013, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, have not changed.

2.              Stock-Based Compensation

The Company’s types of share-based compensation are in the form of stock options and restricted stock. The Company recorded stock-based compensation expense as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock options	$1.0	$1.6	$2.6	$3.3
Restricted stock	0.4	0.3	0.6	0.5
Total stock-based compensation	$1.4	$1.9	$3.2	$3.8

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

	2013	2012
Risk-free interest rates	1.07%-2.03%	0.93%-1.78%
Expected life	6.5 years	6.5 years
Volatility	54.9%	55.9%
Expected dividend yield	0.0%	0.0%

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

Stock option activity for the six months ended June 30, 2013 was as follows:

	Shares Subject to Options	Weighted Average Option Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value (in millions) (b)
Outstanding at December 31, 2012	4,888,137	$11.11
Granted	385,000	17.45
Exercised	(496,324)	9.15
Forfeited	(127,245)	10.09
Outstanding at June 30, 2013	4,649,568	$11.87	6.2	$20.8

Exercisable at June 30, 2013	2,913,287	$10.37	4.8	$17.0

Excercisable and expected to vest at June 30, 2013 (a)	4,528,028	$11.80	6.1	$20.5

(a)         In addition to the options that are vested at June 30, 2013, the Company expects a portion of the unvested options to vest in the future. Options expected to vest in the future are determined by applying an estimated forfeiture rate to the options that are unvested as of June 30, 2013.

(b)         The aggregate intrinsic value is based on the positive difference between the fair value of the Company’s common stock price of $16.15 on June 30, 2013, or the date of exercises, as appropriate, and the exercise price of the underlying stock options.

Restricted stock activity for the six months ended June 30, 2013 was as follows:

	Shares Subject to Restriction	Average Grant Date Fair Value
Outstanding at December 31, 2012	341,622	$15.16
Granted	47,040	17.77
Vested	(45,705)	18.60
Forfeited	(11,100)	10.25
Outstanding at June 30, 2013	331,857	$15.22

At June 30, 2013, the Company expects to recognize pre-tax stock-based compensation expense of $11.3 million associated with outstanding stock option awards granted under the Company’s stock plans over the weighted average remaining service period of 2.9 years. In addition, the Company expects to recognize additional pre-tax stock-based compensation expense of $4.4 million associated with outstanding restricted stock awards granted under the Company’s stock plans over the weighted average remaining service period of 3.5 years.

Bruker Energy & Supercon Technologies Stock Plan

In October 2009, the Board of Directors of Bruker Energy & Supercon Technologies, Inc. (“BEST”) adopted the Bruker Energy & Supercon Technologies, Inc. 2009 Stock Option Plan (the “BEST Plan”). The BEST Plan provides for the issuance of up to 1,600,000 shares of BEST common stock in connection with awards under the BEST Plan. The BEST Plan allows the BEST Board of Directors to grant incentive stock options, non-qualified stock options and restricted stock awards. The BEST Board of Directors has the authority to determine which employees will receive the awards, the amount of the awards and other terms and conditions of any awards. Awards granted pursuant to the BEST Plan vest over a period of three to five years.

The BEST Plan had 520,000 and 800,000 options outstanding as of June 30, 2013 and December 31, 2012, respectively. The activity in the BEST plan for the six months ended June 30, 2013 represented forfeited options. The Company expects to recognize pre-tax stock-based compensation expense of $0.4 million associated with outstanding stock option awards granted under the BEST Plan over the weighted average remaining service period of 1.3 years.

3.              Earnings Per Share

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

The following table sets forth the computation of basic and diluted average shares outstanding (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income attributable to Bruker Corporation, as reported	$22.9	$9.9	$28.3	$25.0

Weighted average shares outstanding:
Weighted average shares outstanding-basic	166.8	166.0	166.6	165.9
Effect of dilutive securities:
Stock options and restricted stock	1.6	1.1	1.6	1.1
	168.4	167.1	168.2	167.0

Net income per common share attributable to Bruker Corporation shareholders:
Basic and diluted	$0.14	$0.06	$0.17	$0.15

Stock options to purchase approximately 0.3 million shares and 0.7 million shares were excluded from the computation of diluted earnings per share in the three months ended June 30, 2013 and 2012, respectively, as their effect would have been anti-dilutive. Approximately 0.3 million shares and 0.2 million shares were excluded from the computation of diluted earnings per share in the six months ended June 30, 2013 and 2012, respectively.

4.              Fair Value of Financial Instruments

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

The following table sets forth the Company’s financial instruments that are measured at fair value on a recurring basis and presents them within the fair value hierarchy using the lowest level of input that is significant to the fair value measurement at June 30, 2013 and December 31, 2012 (in millions):

June 30, 2013	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$8.0	$8.0	$—	$—
Restricted cash	4.7	4.7	—	—
Embedded derivatives in purchase and delivery contracts	0.4	—	0.4	—
Long-term restricted cash	3.8	3.8	—	—
Total assets recorded at fair value	$16.9	$16.5	$0.4	$—

Liabilities:
Contingent consideration	$2.8	$—	$—	$2.8
Embedded derivatives in purchase and delivery contracts	0.2	—	0.2	—
Fixed price commodity contracts	0.4	—	0.4	—
Total liabilities recorded at fair value	$3.4	$—	$0.6	$2.8

December 31, 2012	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$8.2	$8.2	$—	$—
Restricted cash	3.7	3.7	—	—
Foreign exchange contracts	1.8	—	1.8	—
Embedded derivatives in purchase and delivery contracts	0.3	—	0.3	—
Long-term restricted cash	3.9	3.9	—	—
Total assets recorded at fair value	$17.9	$15.8	$2.1	$—

Liabilities:
Contingent consideration	$3.7	$—	$—	$3.7
Embedded derivatives in purchase and delivery contracts	0.3	—	0.3	—
Fixed price commodity contracts	0.2	—	0.2	—
Total liabilities recorded at fair value	$4.2	$—	$0.5	$3.7

The Company’s financial instruments consist primarily of cash equivalents, restricted cash, derivative instruments consisting of forward foreign exchange contracts, commodity contracts, derivatives embedded in certain purchase and delivery contracts, accounts receivable, short-term borrowings, accounts payable, contingent consideration and long-term debt. The carrying amounts of the Company’s cash equivalents, restricted cash, accounts receivable, short-term borrowings and accounts payable approximate their fair value due to their short-term nature. Derivative assets and liabilities are measured at fair value on a recurring basis. The Company’s long-term debt consists principally of a private placement arrangement entered into in 2012 with various fixed interest rates based on the maturity date.  The fair value of the long-term fixed interest rate debt, which has been classified as Level 2, was $242.4 million and $255.6 million at June 30, 2013 and December 31, 2012, respectively, based on market and observable sources with similar maturity dates.

Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities, and did not elect the fair value option for any financial assets or liabilities which originated during the three or six months ended June 30, 2013.  During 2012, as part of the Company’s acquisition of the SkyScan N.V. (“SkyScan”), the Company recorded a contingent consideration liability that has been classified as Level 3 in the fair value hierarchy.  The contingent consideration represents the estimated fair value of future payments to the former shareholders of SkyScan based on achieving annual revenue targets for the years 2012-2014.  The Company initially valued the contingent consideration by using the discounted cash flow method.  During 2013, the Company made the payment related to 2012 achievement. Changes to the fair value of the contingent consideration as of June 30, 2013 have not been material.

5.              Inventories

Inventories consisted of the following (in millions):

	June 30,	December 31,
	2013	2012
Raw materials	$197.3	$199.0
Work-in-process	204.1	197.0
Finished goods	148.0	160.5
Demonstration units	52.4	55.0
Inventories	$601.8	$611.5

Finished goods include in-transit systems that have been shipped to the Company’s customers, but not yet installed and accepted by the customer. As of June 30, 2013 and December 31, 2012, inventory-in-transit was $64.1 million and $93.9 million, respectively.

The Company reduces the carrying value of its demonstration inventories for differences between its cost and estimated net realizable value through a charge to cost of product revenue that is based on a number of factors, including the age of the unit, the physical condition of the unit and an assessment of technological obsolescence. Amounts recorded in cost of revenue related to the write-down of demonstration units to net realizable value were $8.2 million and $7.3 million for the three months ended June 30, 2013 and 2012, respectively and $16.0 million and $14.1 million for the six months ended June 30, 2013 and 2012, respectively.

6.              Goodwill and Other Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for the six months ended June 30, 2013 (in millions):

Balance at December 31, 2012	$115.9
Current period adjustments	0.3
Foreign currency impact	(0.6)
Balance at June 30, 2013	$115.6

Goodwill is not amortized, instead, goodwill is tested for impairment on a reporting unit basis annually, or on an interim basis when events or changes in circumstances warrant. As of December 31, 2012, the Company performed its annual impairment evaluation and recorded an impairment charge of $1.4 million in the fourth quarter of 2012 related to the Bruker Chemical and Applied Markets (“CAM”) division, which is part of the Scientific Instruments segment, as a result of experiencing increased deterioration in its financial performance. This amount represented all the goodwill allocated to the CAM division.  The Company did not identify any indicators of impairment during the six month period ended June 30, 2013 that would warrant an interim test.

The following is a summary of intangible assets (in millions):

	June 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology and related patents	$151.2	$(58.2)	$93.0	$151.5	$(47.6)	$103.9
Customer relationships	16.0	(8.6)	7.4	15.3	(7.9)	7.4
Trade names	0.2	(0.2)	—	0.2	(0.2)	—
Intangible assets subject to amortization	167.4	(67.0)	100.4	167.0	(55.7)	111.3
In-process research and development	5.7	—	5.7	5.7	—	5.7
Intangible assets	$173.1	$(67.0)	$106.1	$172.7	$(55.7)	$117.0

As of December 31, 2012, the Company determined the increased deterioration in financial performance of the CAM division was an indicator requiring the evaluation of the definite-lived intangible assets within that reporting unit for recoverability. The Company performed a valuation and determined that the definite-lived intangible assets within the CAM division were impaired. The Company recorded an impairment charge in the amount of $16.4 million in the fourth quarter of 2012 to reduce the carrying value of those assets to their estimated fair values. The Company did not identify any indicators of impairment during the six month period ended June 30, 2013 that would warrant an impairment test.

For the three months ended June 30, 2013 and 2012, the Company recorded amortization expense of $5.1 million and $5.6 million, respectively, related to intangible assets subject to amortization. For the six months ended June 30, 2013 and 2012, the Company recorded amortization expense of $10.2 million and $10.7 million, respectively, related to intangible assets subject to amortization.

7.             Debt

The Company’s debt obligations consisted of the following (in millions):

	June 30,	December 31,
	2013	2012
US Dollar revolving loan under the Amended Credit Agreement	$93.0	$93.0
US Dollar notes under the Note Purchase Agreement	240.0	240.0
Capital lease obligations and other loans	3.5	4.2
Total debt	336.5	337.2
Current portion of long-term debt	(1.1)	(1.3)
Total long-term debt, less current portion	$335.4	$335.9

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

The following is a summary of the maximum commitments and net amounts available to the Company under revolving loans as of June 30, 2013 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
Amended Credit Agreement	1.3%	$250.0	$93.0	$0.6	$156.4
Other revolving loans	—	186.0	—	148.2	37.8
Total revolving loans		$436.0	$93.0	$148.8	$194.2

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

As of June 30, 2013, the Company was in compliance with the covenants of the Amended Credit Agreement and the Note Purchase Agreement.

8.              Derivative Instruments and Hedging Activities

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

Foreign Exchange Rate Risk Management

The Company generates a substantial portion of its revenues and expenses in international markets, principally Germany and other countries in the European Union, Switzerland and Japan, which subjects its operations to the exposure of exchange rate fluctuations. The impact of currency exchange rate movement can be positive or negative in any period. The Company periodically enters into foreign currency contracts in order to minimize the volatility that fluctuations in exchange rates have on foreign currency denominated transactions.  Under these arrangements, the Company typically agrees to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates with maturities of less than twelve months, using forward exchange contracts. The instruments are recorded at fair value with the corresponding gains and losses recorded in the condensed consolidated statements of income and comprehensive income. The Company had the following notional amounts outstanding under foreign currency contracts (in millions):

Buy	Notional Amount in Buy Currency	Sell	Maturity	Notional Amount in U.S. Dollars	Fair Value of Assets	Fair Value of Liabilities
June 30, 2013:
Euro	0.8	Australian Dollars	July 2013 to October 2013	$0.9	$0.1	$—
Euro	54.5	U.S. Dollars	July 2013 to January 2014	71.3	—	0.5
Swiss Francs	24.4	U.S. Dollars	July 2013	26.3	—	0.6
U.S. Dollars	0.8	Mexican Pesos	July 2013	0.8	—	—
				$99.3	$0.1	$1.1

December 31, 2012:
Euro	1.2	Australian Dollars	January 2013 to April 2013	$1.6	$—	$—
Euro	49.3	U.S. Dollars	January 2013 to October 2013	64.0	1.2	—
Swiss Francs	26.1	U.S. Dollars	January 2013	27.9	0.6	—
U.S. Dollars	0.8	Mexican Pesos	January 2013	0.8	—	—
				$94.3	$1.8	$—

In addition, the Company periodically enters into purchase and sales contracts denominated in currencies other than the functional currency of the parties to the transaction. The Company accounts for these transactions separately valuing the “embedded derivative” component of these contracts. The contracts denominated in currencies other than the functional currency of the transacting parties amounted to $32.2 million for the delivery of products and $6.4 million for the purchase of products at June 30, 2013 and $40.2 million for the delivery of products and $10.3 million for the purchase of products at December 31, 2012. The changes in the fair value of these embedded derivatives are recorded as foreign currency exchange gains/losses in interest and other income (expense), net in the condensed consolidated statements of income and comprehensive income.

Commodity Price Risk Management

The Company has an arrangement with a customer under which it has a firm commitment to deliver copper based superconductors at a fixed price. In order to minimize the volatility that fluctuations in the price of copper have on the Company’s sales of these superconductors, the Company enters into commodity hedge contracts. At June 30, 2013 and December 31, 2012, the Company had fixed price commodity contracts with notional amounts aggregating $5.4 million and $3.4 million, respectively. The changes in the fair value of these commodity contracts are recorded in interest and other income (expense), net in the condensed consolidated statements of income and comprehensive income.

The fair value of the derivative instruments described above is recorded in the consolidated balance sheets for the periods as follows (in millions):

		June 30,	December 31,
	Balance Sheet Location	2013	2012
Derivative assets:
Foreign exchange contracts	Other current assets	$0.1	$1.8
Embedded derivatives in purchase and delivery contracts	Other current assets	0.4	0.3

Derivative liabilities:
Foreign exchange contracts	Other current liabilities	$1.1	$—
Embedded derivatives in purchase and delivery contracts	Other current liabilities	0.2	0.3
Fixed price commodity contracts	Other current liabilities	0.4	0.2

During the three and six months ended June 30, 2012, the Company recognized $0.0 and $0.2 million, respectively, of losses in other comprehensive income and reclassified $0.4 million and $0.9 million, respectively, of losses from other comprehensive income and recognized into net income related to the effective portion of an interest rate swap designated as a hedging instrument that matured as of December 31, 2012. The Company did not recognize any amounts related to ineffectiveness on the interest rate swap in the results of operations for the three or six months ended June 30, 2012.

The impact on net income of changes in the fair value of derivative instruments not designated as hedging instruments are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Foreign exchange contracts	$2.5	$(5.2)	$(2.8)	$2.0
Embedded derivatives	(0.5)	1.4	0.2	0.9
Fixed price commodity contracts	(0.2)	(0.4)	(0.2)	(0.4)
Income (expense), net	$1.8	$(4.2)	$(2.8)	$2.5

The amounts recorded in the results of operations related to derivative instruments not designated as hedging instruments are recorded in interest and other income (expense), net in the condensed consolidated statements of income and comprehensive income.

9.              Provision for Income Taxes

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

The income tax provision for the three months ended June 30, 2013 and 2012 was $12.4 million and $9.4 million, respectively, representing effective tax rates of 34.7% and 48.7%, respectively. The income tax provision for the six months ended June 30, 2013 and 2012 was $15.0 million and $21.2 million, respectively, representing effective tax rates of 34.1% and 45.9%, respectively. The Company’s effective tax rate may change over time as the amount or mix of income and taxes changes amongst the jurisdictions in which the Company is subject to tax.

As of June 30, 2013 and December 31, 2012, the Company has unrecognized tax benefits of approximately $36.1 million and $42.1 million, respectively, of which $17.5 million and $23.6 million, if recognized, would result in a reduction of the Company’s effective tax rate. The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes. As of June 30, 2013 and December 31, 2012, approximately $3.3 million and $3.7 million, respectively, of accrued interest and penalties related to uncertain tax positions was included in other current liabilities on the unaudited condensed consolidated balance sheets. Penalties and interest related to unrecognized tax benefits in the provision for income taxes of $(0.7) million and $0.1 million were recorded during the three months ended June 30, 2013 and 2012, respectively, and $(0.4) and $0.2 million were recorded during the six months ended June 30, 2013 and 2012, respectively.

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

10.       Commitments and Contingencies

Legal

Lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. The Company believes the outcome of these proceedings, individually and in the aggregate, will not have a material impact on the Company’s financial position or results of operations. As of June 30, 2013 and December 31, 2012, no accruals have been recorded for such potential contingencies.

On April 9, 2013, PerkinElmer, Inc., Caliper Life Sciences, Inc., Xenogen Corporation and the Board of Trustees of the Leland Stanford Junior University filed an action in the United States District Court, California Northern District (Oakland) against the Company and, as subsequently amended, the Company’s Bruker BioSpin Corporation subsidiary, alleging breach of a certain agreement assumed by Bruker BioSpin Corporation in connection with its purchase of the X-ray and optical imaging systems business of Carestream Health, Inc. in October 2012.  The suit also claims that, as a result of the alleged breach of the agreement, the Company and Bruker BioSpin Corporation have engaged in conduct that infringes and/or induces infringement of certain patents held by or licensed to the plaintiffs. The suit claims unspecified monetary damages, as well as injunctive relief with respect to the infringement claims. The Company believes the claims to be without merit and intends to vigorously defend this action. At this time, the Company cannot reasonably assess the timing or outcome, or reasonably estimate the possible loss or range of possible loss, that may result from this matter. Accordingly, no provision with respect to this matter has been recorded in the accompanying consolidated financial statements.

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

Letters of Credit and Guarantees

At June 30, 2013 and December 31, 2012, the Company had bank guarantees of $148.8 million and $143.2 million, respectively, for its customer advances. These arrangements guarantee the refund of advance payments received from customers in the event that the merchandise is not delivered in compliance with the terms of the contract. Certain of these guarantees affect the availability of the Company’s lines of credit.

11.       Accumulated Other Comprehensive Income

Comprehensive income (loss) refers to revenues, expenses, gains and losses that under U.S. GAAP are included in other comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to shareholders’ equity, net of tax. The Company’s other comprehensive income is composed primarily of foreign currency translation adjustments, changes in the funded status of defined benefit pension plans and changes in the fair value of derivatives that have been designated as cash flow hedges. The following is a summary of comprehensive income (loss) (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Consolidated net income	$23.3	$9.9	$29.0	$25.0
Foreign currency translation adjustments	4.3	(34.7)	(25.3)	(15.9)
Unrealized losses on interest rate swap:
Unrealized holding losses arising during the period	—	—	—	(0.2)
Less reclassification adjustments for settlements included in the determination of net income	—	0.4	—	0.9
Pension liability adjustments	0.7	0.9	1.7	0.3
Net comprehensive income (loss)	28.3	(23.5)	5.4	10.1
Less: Comprehensive income (loss) attributable to noncontrolling interests	0.4	—	0.7	0.1
Comprehensive income (loss) attributable to Bruker Corporation	$27.9	$(23.5)	$4.7	$10.0

The following is a summary of the components of accumulated other comprehensive income, net of tax, at June 30, 2013 (in millions):

	Foreign Currency Translation	Pension Liability Adjustment	Accumulated Other Comprehensive Income
Balance at December 31, 2012	$170.3	$(32.5)	$137.8
Other comprehensive income (loss) before reclassifications	(25.3)	1.0	(24.3)
Realized loss on reclassification, net of tax of $0.1 million	—	0.7	0.7
Net current period other comprehensive income (loss)	(25.3)	1.7	(23.6)
Balance at June 30, 2013	$145.0	$(30.8)	$114.2

12.   Noncontrolling Interests

Noncontrolling interests represent the minority shareholders’ proportionate share of the Company’s majority owned subsidiaries. The following table sets forth the changes in noncontrolling interests (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Balance at beginning of period	$3.4	$3.5	$3.1	$3.4
Net income	0.4	—	0.7	—
Foreign currency translation adjustments	—	—	—	0.1
Cash payments to noncontrolling interests	—	(0.6)	—	(0.6)
Balance at end of period	$3.8	$2.9	$3.8	$2.9

13.  Other Charges

The components of other charges were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Professional fees incurred in connection with internal investigation	$2.4	$2.2	$4.6	$4.7
Factory relocation costs	0.2	0.6	0.5	1.1
Acquisition-related charges	0.1	0.8	0.5	1.2
Restructuring charges	1.8	—	5.0	—
Other charges	$4.5	$3.6	$10.6	$7.0

14.       Interest and Other Income (Expense), Net

The components of interest and other income (expense), net, were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest expense, net	$(3.1)	$(3.5)	$(6.2)	$(6.8)
Exchange gains (losses) on foreign currency transactions	(4.7)	0.7	(5.1)	(2.3)
Gain on disposal of product line	—	—	0.9	—
Other	—	—	(1.3)	(1.2)
Interest and other income (expense), net	$(7.8)	$(2.8)	$(11.7)	$(10.3)

15.       Business Segment Information

The Company has two reporting segments, Bruker Scientific Instruments and Bruker Energy & Supercon Technologies, as discussed in Footnote 1 to the condensed consolidated financial statements.

Revenue and operating income (loss) by reporting segment are presented below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Scientific Instruments	$421.6	$397.0	$787.9	$775.1
Energy & Supercon Technologies	37.1	26.0	68.3	56.0
Eliminations (a)	(3.8)	(2.3)	(7.9)	(4.8)
Total revenue	$454.9	$420.7	$848.3	$826.3

Operating Income (Loss):
Scientific Instruments	$39.6	$23.2	$50.2	$58.3
Energy & Supercon Technologies	6.6	(0.7)	7.5	(1.0)
Corporate, eliminations and other (b)	(2.7)	(0.4)	(2.0)	(0.8)
Total operating income	$43.5	$22.1	$55.7	$56.5

(a)  Represents product and service revenue between reportable segments.

(b)  Represents corporate costs and eliminations not allocated to the reportable segments.

Total assets by reporting segment are as follows (in millions):

	June 30,	December 31,
	2013	2012
Assets:
Scientific Instruments	$1,740.1	$1,786.2
Energy & Supercon Technologies	134.1	134.4
Eliminations and other (a)	(72.4)	(64.2)
Total assets	$1,801.8	$1,856.4

(a) Assets not allocated to the reportable segments and eliminations of intercompany transactions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•                  Results of operations. This section provides our analysis of the significant line items on our unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012.

•                  Liquidity and capital resources. This section provides an analysis of our liquidity and cash flow and discussions of our outstanding debt and commitments.

EXECUTIVE OVERVIEW

Business Overview

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

The Company has two reporting segments, Bruker Scientific Instruments (BSI), which represents approximately 93% of the Company’s revenues for the six months ended June 30, 2013, and Bruker Energy & Supercon Technologies (BEST), which represents the remainder of the business.  Within BSI, the Company is organized into three operating segments: the Bruker BioSpin group, the Bruker CALID group, and the Bruker MAT group. For financial reporting purposes, the Bruker BioSpin, Bruker CALID and Bruker MAT operating segments are aggregated into the BSI reporting segment because each has similar economic characteristics, production processes and services, types and classes of customers, methods of distribution and regulatory environments.

Bruker BioSpin- Bruker BioSpin focuses on designing, manufacturing and distributing enabling life science tools based on magnetic resonance technology.  Bruker BioSpin sells various systems utilizing magnetic resonance technology, including magnetic resonance imaging systems (pre-clinical MRI), nuclear magnetic resonance systems (NMR), and electron paramagnetic resonance systems (EPR). Additionally, Bruker BioSpin supplies OEM MRI magnets to medical device manufacturers.

Bruker CALID (Chemicals, Applied Markets, Life Science, In-Vitro Diagnostics, Detection)- Bruker CALID manufactures and distributes life science mass spectrometry instruments that can be integrated and used along with other sample preparation or chromatography instruments, as well as Chemical, Biological, Radiological, Nuclear, Explosives (CBRNE) detection products and instruments based on infrared and Raman molecular spectroscopy technologies.  Bruker CALID’s mass spectrometry units are typically used in applications of expression proteomics, clinical proteomics, metabolic and peptide biomarker profiling, drug discovery and development, molecular diagnostics research, molecular and systems biology, and basic molecular medicine research and clinical microbiology (for research use only outside the European Union).

Bruker MAT (Materials)- Bruker MAT manufactures and distributes advanced X-ray instruments that use electromagnetic radiation with extremely short wavelengths to determine the characteristics of matter and the three-dimensional structure of molecules. Instruments offered in this segment are based on X-ray fluorescence spectroscopy (XRF), X-ray diffraction (XRD), X-ray micro computed tomography (µCT) technologies. Other instruments include atomic force microscopy (AFM), stylus and optical metrology (SOM), analytical tools for electron microscopes, handheld, portable, and mobile X-ray fluorescence, spectrometry instruments, and spark optical emission spectroscopy systems.

The Company’s BEST reporting segment develops and manufactures superconducting and non-superconducting materials and devices for use in renewable energy, energy infrastructure, healthcare and ‘‘big science’’ research. The segment focuses on metallic low temperature superconductors, for use in magnetic resonance imaging, nuclear magnetic resonance, fusion energy research and other applications, and ceramic high temperature superconductors primarily for energy grid and magnet applications.

Financial Overview

For the three months ended June 30, 2013, our revenue increased by $34.2 million, or 8.1%, to $454.9 million, compared to $420.7 million for the comparable period in 2012. Included in this change in revenue is a decrease of approximately $3.4 million from the impact of foreign exchange, primarily due to the strengthening of the U.S. Dollar versus the Japanese Yen, partially offset by a weakening of the U.S. Dollar versus the Euro, and a decrease of approximately $2.3 million attributable to our recent acquisitions and divestitures. Excluding the effect of foreign exchange and our recent acquisitions and divestitures, revenue increased by $39.9 million, or 9.5%. The increase in revenue on an adjusted basis is attributable to both the BSI reporting segment, which increased by $30.8 million, or 7.7%, and the BEST reporting segment, which increased by $10.5 million, or 40.0%. Revenue in the BSI reporting segment on an adjusted basis was driven primarily by increased sales of nuclear magnetic resonance products and increased sales across our Bruker Optics product lines, offset, in part, by decreased sales of our atomic force microscopy products. Revenue in the BEST reporting segment increased on an adjusted basis primarily due to $5.7 million of license revenue recognized on the sale of technology and increased levels of low temperature superconducting wire and cavity device sales.

For the six months ended June 30, 2013, our revenue increased by $22.0 million, or 2.7%, to $848.3 million, compared to

$826.3 million for the comparable period in 2012. Included in this change in revenue is a decrease of approximately $9.5 million from the impact of foreign exchange, primarily due to the strengthening of the U.S. Dollar versus the Japanese Yen, and a decrease of approximately $4.0 million attributable to our recent acquisitions and divestitures. Excluding the effect of foreign exchange and our recent acquisitions and divestitures, revenue increased by $35.5 million, or 4.3%. The increase in revenue on an adjusted basis is attributable to both the BSI reporting segment, which increased by $27.0 million, or 3.5%, and the BEST reporting segment, which increased by $11.5 million, or 20.4%. Revenue in the BSI reporting segment on an adjusted basis was driven by increased sales of nuclear magnetic resonance products and increased sales across our Bruker Optics product lines, offset, in part, by decreased sales of our atomic force microscopy and mass spectrometry products. Revenue in the BEST reporting segment increased on an adjusted basis primarily due to $5.7 million of license revenue recognized on the sale of technology, higher beamline and cavity device sales and increased levels of low temperature superconducting wire revenues.

The mix of products sold in the BSI reporting segment during the first half of 2013 reflects significant variability in demand, both geographically and by end market for our products. In particular, there was decreased demand from customers in the semiconductor and other industrial markets. We are uncertain as to how this will impact financial results for the remainder of 2013, but we expect continued soft demand in the semiconductor and other industrial markets.

Gross profit for the quarter ended June 30, 2013 was $201.6 million compared to $188.2 million for the quarter ended June 30, 2012. Our gross profit margin for the three months ended June 30, 2013 was 44.3%, compared to 44.7% for the three months ended June 30, 2012. Excluding the effects of recently completed acquisitions, including amortization expense and restructuring charges totaling, in the aggregate, $4.9 million and $6.4 million for the three months ended June 30, 2013 and 2012, respectively, gross profit margins decreased to 45.4% in 2013 compared to 46.3% in 2012. Gross profit for the six months ended June 30, 2013 was $376.1 million compared to $378.6 million for the six months ended June 30, 2012.  Our gross profit margin for the six months ended June 30, 2013 was 44.3% compared to 47.2% for the six months ended June 30, 2012. Excluding the effects of recently completed acquisitions, including amortization expense and restructuring charges totaling, in the aggregate, $9.9 million and $11.4 million for the six months ended June 30, 2013 and 2012, respectively, gross profit margins decreased to 45.5% in 2013 compared to 47.2% in 2012.  The reduction in gross profit margins for the three and six months ended June 30, 2013 was primarily due to the impact of the strengthening of the U.S. Dollar versus the Japanese Yen, as we received a higher percentage of Japanese Yen revenue compared to Japanese Yen expenses incurred, volume declines in our Bruker MAT group and pricing pressure in certain markets. Offsetting these decreases was the recognition of license revenue on the sale of technology in the BEST reporting segment, which had no cost of revenue.

Selling, general and administrative expenses and research and development expenses decreased to $153.6 million, or 33.8% of revenue, in the three months ended June 30, 2013 from $162.5 million, or 38.6% of revenue, for the three months ended June 30, 2012. Selling, general and administrative expenses and research and development expenses decreased to $309.8 million, or 36.5% of revenue, in the six months ended June 30, 2013 from $315.1 million, or 38.1% of revenue, for the six months ended June 30, 2012. The decrease in selling, general and administrative expenses and research and development expenses in 2013 was driven primarily by recently implemented productivity improvement initiatives, including divesting certain non-core businesses, lower levels of research and development material consumption and tightening our control over operating expenses.

Income from operations for the three months ended June 30, 2013 was $43.5 million, resulting in an operating margin of 9.6%, compared to income from operations of $22.1 million, resulting in an operating margin of 5.3% for the comparable period in 2012. Income from operations for the six months ended June 30, 2013 was $55.7 million, resulting in an operating margin of 6.6%, compared to income from operations of $56.5 million, resulting in an operating margin of 6.8% for the comparable period in 2012. Included in income from operations are various charges for amortization of acquisition-related intangible assets and other acquisition-related costs, legal and other professional service fees related to our internal FCPA investigation, and restructuring and relocation costs totaling, in the aggregate, $9.8 million and $10.9 million for the three months ended June 30, 2013 and 2012, respectively, and $21.2 and $20.1 million for the six months ended June 30, 2013 and June 30, 2012, respectively. Excluding these charges, operating margins were 11.7% and 7.8% for the three months ended June 30, 2013 and 2012, respectively, and 9.1% and 9.3% for the six months ended June 30, 2013 and 2012, respectively. Operating margins for the three months ended June 30, 2013 increased as a result of higher revenues, including the impact of the recognition of license revenue in the BEST reporting segment, and decreased levels of operating expenses, partially offset by lower gross margins for the reasons noted above.  Operating margins for the six months ended June 30, 2013 decreased as a result of the lower gross margins, partially offset by the impact of the recognition of license revenue in the BEST reporting segment and decreased levels of operating expenses for the reasons noted above.

Our effective tax rate for the three months ended June 30, 2013 was 34.7% compared to 48.7% for the comparable period in 2012. Our effective tax rate for the six months ended June 30, 2013 was 34.1% compared to 45.9% for the comparable period in 2012. The decrease in the effective tax rate is primarily due to changes in the mix of earnings among tax jurisdictions and beginning in the first quarter of 2013, we determined our quarterly tax expense based on our projected annual effective tax rate.

Our net income attributable to the shareholders of Bruker Corporation for the three months ended June 30, 2013 was $22.9 million, or $0.14 per diluted share, compared to $9.9 million, or $0.06 per diluted share, for the comparable period in 2012.   Our net income attributable to the shareholders of Bruker Corporation for the six months ended June 30, 2013 was $28.3 million, or $0.17 per diluted share, compared to $25.0 million, or $0.15 per diluted share, for the comparable period in 2012.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2013 compared to the Three Months Ended June 30, 2012

Consolidated Results

The following table presents our results for the three months ended June 30, 2013 and 2012 (dollars in millions, except per share data):

	Three Months Ended June 30,
	2013	2012
Product revenue	$395.6	$370.6
Service revenue	52.7	47.2
Other revenue	6.6	2.9
Total revenue	454.9	420.7

Cost of product revenue	217.0	205.3
Cost of service revenue	36.3	27.2
Total cost of revenue	253.3	232.5
Gross profit	201.6	188.2

Operating expenses:
Selling, general and administrative	107.1	110.6
Research and development	46.5	51.9
Other charges	4.5	3.6
Total operating expenses	158.1	166.1
Operating income	43.5	22.1

Interest and other income (expense), net	(7.8)	(2.8)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	35.7	19.3
Income tax provision	12.4	9.4
Consolidated net income	23.3	9.9
Net income attributable to noncontrolling interest in consolidated subsidiaries	0.4	—
Net income attributable to Bruker Corporation	$22.9	$9.9

Net income per common share attributable to Bruker Corporation shareholders:
Basic and diluted	$0.14	$0.06

Weighted average common shares outstanding:
Basic	166.8	166.0
Diluted	168.4	167.1

Revenue

For the three months ended June 30, 2013, our revenue increased by $34.2 million, or 8.1%, to $454.9 million, compared to $420.7 million for the comparable period in 2012. Included in this change in revenue is a decrease of approximately $3.4 million from the impact of foreign exchange, primarily due to the strengthening of the U.S. Dollar versus the Japanese Yen, partially offset by a weakening of the U.S. Dollar versus the Euro, and a decrease of approximately $2.3 million attributable to our recent acquisitions and divestitures. Excluding the effect of foreign exchange and our recent acquisitions and divestitures, revenue increased by $39.9 million, or 9.5%. The increase in revenue on an adjusted basis is attributable to both the BSI reporting segment, which increased by $30.8 million, or 7.7%, and the BEST reporting segment, which increased by $10.5 million, or 40.0%.

Within the BSI reporting segment, on an adjusted basis, there was an increase in revenue in the Bruker BioSpin group, primarily driven by increased sales of nuclear magnetic resonance products due to strong demand from academic customers. The Bruker CALID group also had an increase in revenue, driven primarily by the Bruker Optics division, which had increases in revenue across its product lines due to improved order execution and strong demand. The Bruker MAT group had a decrease in revenue driven by the decreased demand in the semiconductor and other industrial markets, particularly for atomic force microscopy products. Revenue in the BEST reporting segment increased on an adjusted basis primarily due to $5.7 million of license revenue recognized on the sale of technology and increased levels of low temperature superconducting wire and cavity device sales.

Cost of Revenue

Our cost of revenue for the three months ended June 30, 2013 was $253.3 million, resulting in a gross profit margin of 44.3%, compared to cost of product and service revenue of $232.5 million, resulting in a gross profit margin of 44.7%, for the comparable period in 2012. Our cost of revenue for the three months ended June 30, 2013 and 2012 includes charges of $4.9 million and $6.4 million, respectively, representing the difference between the fair value and the cost of inventories acquired in business combinations and sold during the period, amortization of acquisition-related intangible assets, acquisition-related fixed asset charges and restructuring charges. Excluding these charges, our gross profit margin for the three months ended June 30, 2013 and 2012 was 45.4% and 46.3%, respectively. Lower gross profit margins, on an adjusted basis, were primarily due to the impact of the strengthening of the U.S. Dollar versus the Japanese Yen, as we received a higher percentage of Japanese Yen revenue compared to Japanese Yen expenses incurred, volume declines in our Bruker MAT group and pricing pressure in certain markets. Offsetting these decreases was the recognition of license revenue on the sale of technology in the BEST reporting segment, which did not have any cost of revenue.

Selling, General and Administrative

Our selling, general and administrative expense for the three months ended June 30, 2013 decreased to $107.1 million, or 23.5% of total revenue, from $110.6 million, or 26.3% of total revenue, for the comparable period in 2012. The decrease in selling, general and administrative expenses was attributable to the impact of certain recently completed productivity improvement initiatives, including the divesture of certain non-core businesses, and tightened our control over operating expenses.

Research and Development

Our research and development expense for the three months ended June 30, 2013 decreased to $46.5 million, or 10.2% of total revenue, from $51.9 million, or 12.3% of total revenue, for the comparable period in 2012. The decrease in research and development expenses was attributable to the productivity improvement initiatives, lower levels of material consumption and tightened our control over operating expenses.

Other Charges

Other charges were $4.5 million and $3.6 million in the second quarter of 2013 and 2012, respectively.

The charges recorded in the second quarter of 2013 relate mainly to the BSI reporting segment.  The charges consist of $1.8 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives, $0.1 million of acquisition-related costs, $2.4 million of legal and other professional service fees associated with our FCPA internal investigation and $0.2 million of costs related to factory relocations that are occurring within the BEST reporting segment.

The charges recorded in the second quarter of 2012 relate mainly to the BSI reporting segment.  The charges consist of $0.8 million of acquisition-related costs, mainly legal, accounting and other fees in connection with our acquisition of SkyScan NV. Other charges also included $2.2 million of legal and other professional service fees associated with our FCPA internal investigation and $0.6 million of costs related to two factory relocations within the BEST reporting segment.

Interest and Other Income (Expense), Net

Interest and other income (expense), net during the three months ended June 30, 2013 was $(7.8) million, compared to $(2.8) million for the comparable period of 2012.

During the three months ended June 30, 2013, the major components within interest and other income (expense), net were realized and unrealized losses on foreign currency transactions of $4.7 million and net interest expense of $3.1 million. The realized and unrealized losses on foreign currency during the three months ended June 30, 2013 was driven by the strengthening of the U.S. Dollar versus a number of currencies in which we operate, including the Australian Dollar and the Brazilian Real. During the three months ended June 30, 2012, the major components within interest and other income (expense), net were net interest expense of $3.5 million and realized and unrealized gains on foreign currency transactions of $0.7 million.

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

The income tax provision for the three months ended June 30, 2013 was $12.4 million compared to $9.4 million for the three months ended June 30, 2012, representing effective tax rates of 34.7% and 48.7%, respectively. The decrease in our effective tax rate is primarily due to changes in the mix of earnings among tax jurisdictions and because, beginning in 2013, we determined our quarterly tax expense based on our projected annual effective tax rate.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests for the three months ended June 30, 2013 was $0.4 million compared to $0.0 million for the comparable period of 2012. The net income (loss) attributable to noncontrolling interests represents the minority shareholders’ proportionate share of the net income (loss) recorded by our majority-owned indirect subsidiaries.

Net Income Attributable to Bruker Corporation

Our net income for the three months ended June 30, 2013 was $22.9 million, or $0.14 per diluted share, compared to $9.9 million, or $0.06 per diluted share for the comparable period in 2012. The increase was due to a combination of higher revenue and a decrease in operating expenses, partially offset by lower gross margins, higher income tax expense and the negative impact of the strengthening of the U.S. Dollar versus the Japanese Yen, as we received a higher percentage of Japanese Yen revenue compared to Japanese Yen expenses incurred.

Segment Results

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment (dollars in millions):

	Three Months Ended June 30,			Percentage
	2013	2012	Dollar Change	Change
Scientific Instruments	$421.6	$397.0	$24.6	6.2%
Energy & Supercon Technologies	37.1	26.0	11.1	42.7%
Eliminations (a)	(3.8)	(2.3)	(1.5)
	$454.9	$420.7	$34.2	8.1%

(a) Represents product and service revenue between reportable segments.

Scientific Instruments Segment Revenues

For the three months ended June 30, 2013, BSI reporting segment revenue increased by $24.6 million, or 6.2%, to $421.6 million, compared to $397.0 million for the comparable period in 2012. Included in this change in revenue is a decrease of approximately $3.9 million from the impact of foreign exchange, primarily due to the strengthening of the U.S. Dollar versus the Japanese Yen, partially offset by a weakening of the U.S. Dollar versus the Euro, and a decrease of approximately $2.3 million attributable to our recent acquisitions and divestitures. Excluding the effect of foreign exchange and our recent acquisitions and divestitures, revenue increased by $30.8 million, or 7.7%.

The Bruker BioSpin group had an increase in revenue, driven primarily by increased sales of nuclear magnetic resonance products due to strong demand from academic customers. The Bruker CALID group also had an increase in revenue driven primarily by the Bruker Optics division, which experienced an increase in revenue across its product lines, in part due to improved order execution and strong demand. The Bruker MAT group had a decrease in revenue driven by the decreased demand in the semiconductor and other industrial markets, particularly for atomic force microscopy products.

System revenue and aftermarket revenue as a percentage of total BSI reporting segment revenue were as follows (dollars in millions):

	Three Months Ended June 30,
	2013		2012
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System revenue	$344.5	81.7%	$328.3	82.7%
Aftermarket revenue	77.1	18.3%	68.7	17.3%
Total revenue	$421.6	100.0%	$397.0	100.0%

System revenue in the BSI reporting segment includes nuclear magnetic resonance systems, magnetic resonance imaging systems, electron paramagnetic imaging systems, mass spectrometry systems, gas chromatography systems, CBRNE detection systems, X-ray systems, spark-optical emission spectroscopy systems, atomic force microscopy systems, stylus and optical metrology systems and molecular spectroscopy systems. Aftermarket revenues in the BSI reporting segment include accessory sales, consumables, training and services.

Energy & Supercon Technologies Segment Revenues

BEST reporting segment revenue increased by $11.1 million, or 42.7%, to $37.1 million for the three months ended June 30, 2013, compared to $26.0 million for the comparable period in 2012. Included in this change in revenue is an increase of approximately $0.6 million from the impact of foreign exchange due to the weakening of the U.S. Dollar versus the Euro and other foreign currencies. Excluding the effect of foreign exchange, revenue increased by $10.5 million, or 40.0%. The increase in revenue, on an adjusted basis, is attributable to $5.7 million of license revenue recognized on the sale of technology and increased levels of low temperature superconducting wire and cavity device sales.

System and wire revenue and aftermarket revenue as a percentage of total BEST reporting segment revenue were as follows (dollars in millions):

	Three Months Ended June 30,
	2013		2012
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System and wire revenue	$30.1	81.1%	$23.9	91.9%
Aftermarket revenue	7.0	18.9%	2.1	8.1%
Total revenue	$37.1	100.0%	$26.0	100.0%

System and wire revenue in the BEST reporting segment includes low and high temperature superconducting wire and superconducting devices, including magnets, linear accelerators and radio frequency cavities. Aftermarket revenues in the BEST reporting segment consist primarily of license revenue and sales of Cuponal™, a bimetallic, non-superconducting material we sell to the power and transport industries.

Gross Profit and Operating Expenses

For the three months ended June 30, 2013, gross profit margin in the BSI reporting segment decreased to 45.7% from 45.9% for the comparable period in 2012. Lower gross profit margins resulted primarily from the impact of the strengthening of the U.S. Dollar versus the Japanese Yen, volume declines in our Bruker MAT group and pricing pressure in certain markets. In the second quarter of 2013, selling, general and administrative expenses and research and development expenses in the BSI reporting segment decreased to $148.7 million, or 35.3% of segment revenue, from $155.9 million, or 39.3% of segment revenue for the comparable period in 2012. The decrease was driven primarily by recently implemented productivity improvement initiatives, including the divestiture of certain non-core businesses, lower levels of research and development materials consumption and tightened our control over operating expenses.

Income (Loss) from Operations

The following table presents income (loss) from operations and operating margins on revenue by reportable segment (dollars in millions):

	Three Months Ended June 30,
	2013		2012
	Operating Income (Loss)	Percentage of Segment Revenue	Operating Income (Loss)	Percentage of Segment Revenue
Scientific Instruments	$39.6	9.4%	$23.2	5.8%
Energy & Supercon Technologies	6.6	17.8%	(0.7)	(2.7)%
Corporate, eliminations and other (a)	(2.7)		(0.4)
Total operating income	$43.5	9.6%	$22.1	5.3%

(a) Represents corporate costs and eliminations not allocated to the reportable segments.

BSI reporting segment income from operations for the three months ended June 30, 2013 was $39.6 million, resulting in an operating margin of 9.4%, compared to income from operations of $23.2 million, resulting in an operating margin of 5.8%, for the comparable period in 2012. Income from operations includes $9.5 million and $10.2 million for the three months ended 2013 and 2012, respectively, of various charges to inventory, amortization of acquisition-related intangible assets and other charges. Excluding these costs, income from operations in the BSI reporting segment would have been $49.1 million and $33.4 million, or an operating margin of 11.6% and 8.4%, for the three months ended June 30, 2013 and 2012, respectively. Income from operations, on an adjusted basis, increased as a result of the higher revenues described above and lower operating expenses, partially offset by a decline in gross profit margins, which in part were negatively impacted by the strengthening of the U.S. Dollar versus the Japanese Yen, as we received a higher percentage of Japanese Yen revenue compared to Japanese Yen expenses incurred.

BEST reporting segment’s income from operations for the three months ended June 30, 2013 was $6.6  million, resulting in an operating margin of 17.8%, compared to a loss from operations of $(0.7) million, resulting in an operating margin of (2.7)%, for the comparable period in 2012. The improvement in operating margin was primarily the result of the higher revenues, as noted above, and lower operating expenses.

Six Months Ended June 30, 2013 compared to the Six Months Ended June 30, 2012

Consolidated Results

The following table presents our results for the six months ended June 30, 2013 and 2012 (dollars in millions, except per share data):

	Six Months Ended June 30,
	2013	2012
Product revenue	$734.9	$722.4
Service revenue	106.2	99.3
Other revenue	7.2	4.6
Total revenue	848.3	826.3

Cost of product revenue	402.3	389.7
Cost of service revenue	69.9	58.0
Total cost of revenue	472.2	447.7
Gross profit	376.1	378.6

Operating expenses:
Selling, general and administrative	213.9	215.0
Research and development	95.9	100.1
Other charges	10.6	7.0
Total operating expenses	320.4	322.1
Operating income	55.7	56.5

Interest and other income (expense), net	(11.7)	(10.3)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	44.0	46.2
Income tax provision	15.0	21.2
Consolidated net income	29.0	25.0
Net income attributable to noncontrolling interest in consolidated subsidiaries	0.7	—
Net income attributable to Bruker Corporation	$28.3	$25.0

Net income per common share attributable to Bruker Corporation shareholders:
Basic and diluted	$0.17	$0.15

Weighted average common shares outstanding:
Basic	166.6	165.9
Diluted	168.2	167.0

Revenue

For the six months ended June 30, 2013, our revenue increased by $22.0 million, or 2.7%, to $848.3 million, compared to $826.3 million for the comparable period in 2012. Included in this change in revenue is a decrease of approximately $9.5 million from the impact of foreign exchange, primarily due to the strengthening of the U.S. Dollar versus the Japanese Yen, and a decrease of approximately $4.0 million attributable to our recent acquisitions and divestitures. Excluding the effect of foreign exchange and our recent acquisitions and divestitures, revenue increased by $35.5 million, or 4.3%. The increase in revenue on an adjusted basis is attributable to both the BSI reporting segment, which increased by $27.0 million, or 3.5%, and the BEST reporting segment, which increased by $11.5 million, or 20.4%.

Within the BSI reporting segment, on an adjusted basis, there was an increase in revenue in the Bruker BioSpin group, primarily driven by increased sales of nuclear magnetic resonance products due to strong demand from academic customers. The Bruker CALID group also had an increase in revenue, driven primarily by the Bruker Optics division across its product lines in part due to improved order execution and strong demand, offset by lower revenue levels related to mass spectrometry products. The Bruker MAT group had a decrease in revenue driven by lower demand in the semiconductor and other industrial markets, particularly for atomic force microscopy products. Revenue in the BEST reporting segment increased on an adjusted basis primarily due to $5.7 million of license revenue recognized on the sale of technology, as well as higher beamline and cavity device sales.

Cost of Revenue

Our cost of revenue for the six months ended June 30, 2013 was $472.2 million, resulting in a gross profit margin of 44.3%, compared to cost of product and service revenue of $447.7 million, resulting in a gross profit margin of 45.8%, for the comparable period in 2012. Our cost of revenue for each of the six months ended June 30, 2013 and 2012 includes charges of $9.9 million and $11.4 million, respectively, representing the difference between the fair value and the cost of inventories acquired in business combinations and sold during the period, amortization of acquisition-related intangible assets, acquisition-related fixed asset charges and restructuring charges. Excluding these charges, our gross profit margin for the six months ended June 30, 2013 and 2012 was 45.5% and 47.2%, respectively. Lower gross profit margins, on an adjusted basis, were primarily due to the impact of the strengthening of the U.S. Dollar versus the Japanese Yen, as we received a higher percentage of Japanese Yen revenue compared to Japanese Yen expenses incurred, volume declines in our Bruker MAT group and pricing pressure in certain markets. Offsetting these decreases was the recognition of license revenue on the sale of technology in the BEST reporting segment, which had no cost of revenue.

Selling, General and Administrative

Our selling, general and administrative expense for the six months ended June 30, 2013 decreased to $213.9 million, or 25.2% of total revenue, from $215.0 million, or 26.0% of total revenue, for the comparable period in 2012. The slight decrease in selling, general and administrative expenses is attributable to the impact of certain recently completed productivity improvement initiatives, including divesting in certain non-core businesses and tightened our control over operating expenses.

Research and Development

Our research and development expense for the six months ended June 30, 2013 increased to $95.9 million, or 11.3% of total revenue, compared with research and development expense of $100.1 million, or 12.1% of total revenue, for the comparable period in 2012. The decrease in research and development expenses is attributable to the productivity improvement initiatives, lower levels of research and development material consumption and tightened our control over operating expenses.

Other Charges

Other charges were $10.6 million and $7.0 million in the second quarter of 2013 and 2012, respectively.

The charges recorded in the first half of 2013 relate mainly to the BSI reporting segment.  The charges consist of $5.0 million of restructuring costs related to closing facilities, and implementing outsourcing and other restructuring initiatives, $0.5 million of acquisition-related costs, $4.6 million of legal and other professional service fees associated with our FCPA internal investigation and $0.5 million of costs related to factory relocations that are occurring within the BEST reporting segment.

The charges recorded in the first half of 2012 relate mainly to the BSI reporting segment.  The charges consist of $1.2 million of acquisition-related costs, mainly legal, accounting and other fees in connection with our acquisition of SkyScan NV. Other charges also included $4.7 million of legal and other professional service fees associated with our FCPA internal investigation and $1.1 million of costs related to two factory relocations within the BEST reporting segment.

Interest and Other Income (Expense), Net

Interest and other income (expense), net during the six months ended June 30, 2013 was $(11.7) million, compared to $(10.3) million for the comparable period of 2012.

During the six months ended June 30, 2013, the major components within interest and other income (expense), net were net interest expense of $6.2 million, realized and unrealized losses on foreign currency transactions of $5.1 million and other expenses of $1.3 million, partially offset by a $0.9 million gain on the sale of a product line. The realized and unrealized losses on foreign currency during the six months ended June 30, 2013 was driven by the strengthening of the U.S. Dollar versus a number of currencies in which we operate, including the Australian Dollar and the Brazilian Real in the second quarter of 2013. During the six months ended June 30, 2012, the major components within interest and other income (expense), net were net interest expense of $6.8 million and realized and unrealized losses on foreign currency transactions of $2.3 million.

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

The income tax provision for the six months ended June 30, 2013 was $15.0 million compared to $21.2 million for the six months ended June 30, 2012, representing effective tax rates of 34.1% and 45.9%, respectively. The decrease in our effective tax rate is primarily due to changes in the mix of earnings among tax jurisdictions and because, beginning in 2013, we determined our quarterly tax expense based on our projected annual effective tax rate.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests for the six months ended June 30, 2013 was $0.7 million compared to $0.0 million for the comparable period of 2012. The net income (loss) attributable to noncontrolling interests represents the minority shareholders’ proportionate share of the net income (loss) recorded by our majority-owned indirect subsidiaries.

Net Income Attributable to Bruker Corporation

Our net income for the six months ended June 30, 2013 was $28.3 million, or $0.17 per diluted share, compared to $25.0 million, or $0.15 per diluted share for the comparable period in 2012. The decrease was due to a combination of lower revenue and gross margin along with an increase in operating expenses, partially offset by lower income tax expense. Also negatively impacting net income was the strengthening of the U.S. Dollar versus the Japanese Yen, as we received a higher percentage of Japanese Yen revenue compared to Japanese Yen expenses incurred.

Segment Results

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment (dollars in millions):

	Six Months Ended June 30,			Percentage
	2013	2012	Dollar Change	Change
Scientific Instruments	$787.9	$775.1	$12.8	1.7%
Energy & Supercon Technologies	68.3	56.0	12.3	22.0%
Eliminations (a)	(7.9)	(4.8)	(3.1)
	$848.3	$826.3	$22.0	2.7%

(a) Represents product and service revenue between reportable segments.

Scientific Instruments Segment Revenues

For the six months ended June 30, 2013, BSI reporting segment revenue increased by $12.8 million, or 1.7%, to $787.9 million, compared to $775.1 million for the comparable period in 2012. Included in this change in revenue is a decrease of approximately $10.2 million from the impact of foreign exchange, primarily due to the strengthening of the U.S. Dollar versus the Japanese Yen, partially offset by a weakening of the U.S. Dollar versus the Euro, and a decrease of approximately $4.0 million attributable to our recent acquisitions and divestitures. Excluding the effect of foreign exchange and our recent acquisitions and divestitures, revenue increased by $27.0 million, or 3.5%.

The Bruker BioSpin group had an increase in revenue, primarily driven by increased sales of nuclear magnetic resonance products due to strong demand from academic customers. The Bruker CALID group also had an increase in revenue, driven primarily by Bruker Optics across its product lines in part due to improved order execution and strong demand, partially offset by lower revenue levels related to mass spectrometry products. The Bruker MAT group had a decrease in revenue driven in the semiconductor and other industrial markets, particularly for atomic force microscopy products.

System revenue and aftermarket revenue as a percentage of total BSI reporting segment revenue were as follows (dollars in millions):

	Six Months Ended June 30,
	2013		2012
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System revenue	$637.1	80.9%	$629.4	81.2%
Aftermarket revenue	150.8	19.1%	145.7	18.8%
Total revenue	$787.9	100.0%	$775.1	100.0%

System revenue in the BSI reporting segment includes nuclear magnetic resonance systems, magnetic resonance imaging systems, electron paramagnetic imaging systems, mass spectrometry systems, gas chromatography systems, CBRNE detection systems, X-ray systems, spark-optical emission spectroscopy systems, atomic force microscopy systems, stylus and optical metrology systems and molecular spectroscopy systems. Aftermarket revenues in the BSI reporting segment include accessory sales, consumables, training and services.

Energy & Supercon Technologies Segment Revenues

BEST reporting segment revenue increased by $12.3 million, or 22.0%, to $68.3 million for the six months ended June 30, 2013, compared to $56.0 million for the comparable period in 2012. Included in this change in revenue is an increase of approximately $0.8 million from the impact of foreign exchange due to the weakening of the U.S. Dollar versus the Euro and other foreign currencies. Excluding the effect of foreign exchange, revenue increased by $11.5 million, or 20.4%. The increase in revenue, on an adjusted basis, is attributable to $5.7 million of license revenue recognized on the sale of technology and higher beamline and cavity device sales.

System and wire revenue and aftermarket revenue as a percentage of total BEST reporting segment revenue were as follows (dollars in millions):

	Six Months Ended June 30,
	2013		2012
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System and wire revenue	$60.3	88.3%	$51.8	92.5%
Aftermarket revenue	8.0	11.7%	4.2	7.5%
Total revenue	$68.3	100.0%	$56.0	100.0%

System and wire revenue in the BEST reporting segment includes low and high temperature superconducting wire and superconducting devices, including magnets, linear accelerators and radio frequency cavities. Aftermarket revenues in the BEST reporting segment consist primarily of license revenue, sales of Cuponal™, a bimetallic, non-superconducting material we sell to the power and transport industries.

Gross Profit and Operating Expenses

In the six months ended June 30, 2013, gross profit margin in the BSI reporting segment decreased to 45.7% from 47.3% for the comparable period in 2012. Lower gross profit margins resulted primarily from the impact of the strengthening of the U.S. Dollar versus the Japanese Yen, volume declines in our Bruker MAT group and pricing pressure in certain markets..In the six months ended June 30, 2013, selling, general and administrative expenses and research and development expenses in the BSI reporting segment decreased to $299.3 million, or 38.0% of segment revenue, from $302.3 million, or 39.0% of segment revenue, for the comparable period in 2012. The decrease was driven by recently implemented productivity improvement initiatives, including divesting certain non-core businesses in recent periods, lower levels of research and development material consumption and tightening our control over operating expenses.

Income (Loss) from Operations

The following table presents income (loss) from operations and operating margins on revenue by reportable segment (dollars in millions):

	Six Months Ended June 30,
	2013		2012
	Operating Income (Loss)	Percentage of Segment Revenue	Operating Income (Loss)	Percentage of Segment Revenue
Scientific Instruments	$50.2	6.4%	$58.3	7.5%
Energy & Supercon Technologies	7.5	11.0%	(1.0)	(1.8)%
Corporate, eliminations and other (a)	(2.0)		(0.8)
Total operating income	$55.7	6.6%	$56.5	6.8%

(a) Represents corporate costs and eliminations not allocated to the reportable segments.

BSI reporting segment income from operations for the six months ended June 30, 2013 was $50.2 million, resulting in an operating margin of 6.4%, compared to income from operations of $58.3 million, resulting in an operating margin of 7.5%, for the comparable period in 2012. Income from operations includes $20.5 million and $18.8 million for the six months ended 2013 and 2012, respectively, of various charges to inventory, amortization of acquisition-related intangible assets and other charges. Excluding these costs, income from operations in the BSI reporting segment would have been $70.7 million and $77.1 million, or an operating margin of 9.0% and 9.9%, for the six months ended June 30, 2013 and 2012, respectively. Income from operations, on an adjusted basis, declined as a result of the lower gross margins and the impact of the strengthening of the U.S. Dollar versus the Japanese Yen, as we received a higher percentage of Japanese Yen revenue compared to Japanese Yen expenses incurred. These declines were partially offset by higher revenues described above and lower operating expenses.

Energy & Supercon Technologies segment’s income from operations for the six months ended June 30, 2013 was $7.5 million, resulting in an operating margin of 11.0%, compared to a loss from operations of $(1.0) million, resulting in an operating margin of (1.8)%, for the comparable period in 2012. The improvement in operating margin was primarily the result of the higher revenues, as noted above, and lower operating expenses.

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

During the six months ended June 30, 2013, net cash used in operating activities was $24.9 million, resulting primarily from an increase in working capital of $100.1 million, offset, in part, by consolidated net income adjusted for non-cash items of $75.2 million. During the six months ended June 30, 2012, net cash provided by operating activities was $41.9 million, resulting primarily from $72.2 million of consolidated net income adjusted for non-cash items, offset, in part, by a $30.3 million increase in working capital.

During the six months ended June 30, 2013, net cash used in investing activities was $32.1 million, compared to net cash used in investing activities of $50.4 million during the six months ended June 30, 2012. Cash used in investing activities during the six months ended June 30, 2013 was primarily attributable to $30.5 million of capital expenditures, net. Cash used in investing activities during the six months ended June 30, 2012 was attributable to $28.7 million of capital expenditures, net and $21.7 million used for acquisitions.

During the six months ended June 30, 2013, net cash provided by financing activities was $2.7 million, compared to net cash provided by financing activities of $17.5 million during the six months ended June 30, 2012. Cash provided by financing activities during the six months ended June 30, 2013 was attributable to $4.5 million of proceeds from the issuance of common stock in connection with stock option exercises, offset, in part by an increase in restricted cash of $1.3 million and repayment of debt of $0.5 million. Cash provided by financing activities during the six months ended June 30, 2012 was primarily attributable to $240.0 of borrowings under the Note Purchase Agreement, offset, in part, by net repayments under revolving lines of credit of $196.5 million and net debt repayments under various long-term and short-term arrangements of $26.3 million.

At June 30, 2013 and December 31, 2012, we had $235.4 million and $288.2 million, respectively, of foreign cash and cash equivalents, most significantly in Germany and Switzerland, compared to a total amount of cash and cash equivalents at June 30, 2013 and December 31, 2012 of $250.9 million and $310.6 million, respectively.  If the cash and cash equivalents held by our foreign subsidiaries are needed to fund operations in the U.S., or we otherwise elect to repatriate the unremitted earnings of our foreign subsidiaries in the form of dividends or otherwise, or if the shares of the subsidiaries were sold or transferred, we would likely be subject to additional U.S. income taxes, net of the impact of any available tax credits, which could result in a higher effective tax rate in the future.  However, since we have significant current investment plans outside the U.S., it is our current intent to indefinitely reinvest unremitted earnings in our foreign subsidiaries.  Further, based on our current plans and anticipated cash needs to fund our U.S. operations, we do not foresee a need to repatriate earnings of our foreign subsidiaries.

At June 30, 2013, we had outstanding debt totaling $336.5 million, consisting of $240.0 million outstanding under the Note Purchase Agreement, $93.0 million outstanding under the revolving loan component of the Amended Credit Agreement and $3.5 million under capital lease obligations. At December 31, 2012, we had outstanding debt totaling $337.2 million, consisting of $240.0 million outstanding under the Note Purchase Agreement, $93.0 million outstanding under the revolving loan component of the Amended Credit Agreement and $4.2 million under capital lease obligations.

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

The following is a summary of the maximum commitments and net amounts available to the Company under revolving loans as of June 30, 2013 (dollars in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
Amended Credit Agreement	1.3%	$250.0	$93.0	$0.6	$156.4
Other revolving loans	—	186.0	—	148.2	37.8
Total revolving loans		$436.0	$93.0	$148.8	$194.2

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

•                  $20.0 million 3.16% Series 2012A Senior Notes, Tranche A, due January 18, 2017;

•                  $15.0 million 3.74% Series 2012A Senior Notes, Tranche B, due January 18, 2019;

•                  $105.0 million 4.31% Series 2012A Senior Notes, Tranche C, due January 18, 2022; and

•                  $100.0 million 4.46% Series 2012A Senior Notes, Tranche D, due January 18, 2024.

As of June 30, 2013, we were in compliance with the covenants of the Amended Credit Agreement and the Note Purchase Agreement as our leverage ratio was 1.2 and our interest coverage ratio was 13.8.

As of June 30, 2013, we have approximately $51.2 million of German Trade Tax net operating losses that are carried forward indefinitely and U.S. research and development tax credits of approximately $7.4 million available to offset future tax liabilities that expire through 2021. These U.S. tax credit carryforwards are subject to limitations under provisions of the Internal Revenue Code.

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

Impact of Foreign Currencies

We generate a substantial portion of our revenues in international markets, principally Germany and other countries in the European Union, Switzerland and Japan, which exposes our operations to the risk of exchange rate fluctuations. The impact of currency exchange rate movement can be positive or negative in any period. Our costs related to sales in foreign currencies are largely denominated in the same respective currencies, limiting our transaction risk exposure. However, for foreign currency denominated sales in certain regions, such as Japan, where we do not incur significant costs denominated in that foreign currency, we are more exposed to the impact of foreign currency fluctuations. For sales not denominated in U.S. Dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. Dollars, it will require more of the foreign currency to equal a specified amount of U.S. Dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. Dollars than we did before the rate increase went into effect. If we price our products in U.S. Dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. Dollar could result in our prices not being competitive in a market where business is transacted in the local currency. Changes in foreign currency exchange rates decreased our revenue for the six months ended June 30, 2013 and 2012 by approximately 1.1% and 4.4%, respectively.

Assets and liabilities of our foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using period-end exchange rates. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a separate component of shareholders’ equity. For the six months ended June 30, 2013 and 2012, we recorded net gains (losses) from currency translation adjustments of $(25.3) million and $(15.9) million, respectively. Gains and losses resulting from foreign currency transactions are reported in interest and other income (expense), net in the consolidated statements of income and comprehensive income. Our foreign exchange losses, net were $5.1 million and $2.3 million for six months ended June 30, 2013 and 2012, respectively.

From time to time, we have entered into foreign currency contracts in order to minimize the volatility that fluctuations in exchange rates have on our cash flows related to purchases and sales denominated in foreign currencies. Under these arrangements, we agree to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates typically with maturities of less than twelve months. These transactions do not qualify for hedge accounting and, accordingly, the instrument is recorded at fair value with the corresponding gains and losses recorded in interest and other income (expense), net in the consolidated statements of income and comprehensive income. At June 30, 2013 and December 31, 2012, we had foreign currency contracts with notional amounts aggregating $99.3 million and $94.3 million, respectively. We will continue to evaluate our currency risks and in the future may utilize foreign currency contracts more frequently as part of a transactional hedging program.

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

Impact of Commodity Prices

We are exposed to certain commodity risks associated with prices for various raw materials. The prices of copper and certain other raw materials, particularly niobium, used to manufacture superconductors have increased significantly over the last decade. Copper and niobium tin are the main components of low temperature superconductors and continued commodity price increases for copper and niobium as well as other raw materials may negatively affect our profitability. Periodically, we enter into commodity forward purchase contracts to minimize the volatility that fluctuations in the price of copper have on our sales of these products. At June 30, 2013 and December 31, 2012, we had fixed price commodity contracts with notional amounts aggregating $5.4 million and $3.4 million, respectively. We will continue to evaluate our commodity risks and may utilize commodity forward purchase contracts more frequently in the future.

Inflation

We do not believe inflation had a material impact on our business or operating results during any of the periods presented.

ITEM 4.                                  CONTROLS AND PROCEDURES

We have established disclosure controls and procedures that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) by others within our organization. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2013. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II                                  OTHER INFORMATION

ITEM 1.                                   LEGAL PROCEEDINGS

On April 9, 2013, PerkinElmer, Inc., Caliper Life Sciences, Inc., Xenogen Corporation and the Board of Trustees of the Leland Stanford Junior University filed an action in the United States District Court, California Northern District (Oakland) against the Company and, as subsequently amended, the Company’s Bruker BioSpin Corporation subsidiary, alleging breach of a certain agreement assumed by Bruker BioSpin Corporation in connection with its purchase of the X-ray and optical imaging systems business of Carestream Health, Inc. in October 2012.  The suit also claims that, as a result of the alleged breach of the agreement, the Company and Bruker BioSpin Corporation have engaged in conduct that infringes and/or induces infringement of certain patents held by or licensed to the plaintiffs. The suit claims unspecified monetary damages, as well as injunctive relief with respect to the infringement claims. The Company believes the claims to be without merit and intends to vigorously defend this action.

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
101

The following materials from the Bruker Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) Notes to the Condensed Consolidated Financial Statements(2)

(1)         Filed herewith.

(2)         Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUKER CORPORATION

Date: August 8, 2013	By:	/s/ FRANK H. LAUKIEN, PH.D.
Frank H. Laukien, Ph.D. President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 8, 2013	By:	/s/ CHARLES F. WAGNER, JR.
Charles F. Wagner, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)