Form 10-Q
period 2013-09-30
BRUKER CORP
filed 2013-11-08
CIK 1109354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2013
Common Stock, $0.01 par value per share	167,550,466 shares

BRUKER CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2013

 PART I                                                  FINANCIAL INFORMATION

ITEM 1.                                                UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	September 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$306.8	$310.6
Accounts receivable, net	297.7	289.3
Inventories	632.0	611.5
Other current assets	136.4	98.3
Total current assets	1,372.9	1,309.7

Property, plant and equipment, net	297.4	283.6
Intangibles, net and other long-term assets	265.9	263.1
Total assets	$1,936.2	$1,856.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1.0	$1.3
Accounts payable	82.9	69.6
Customer advances	248.5	267.3
Other current liabilities	314.4	343.6
Total current liabilities	646.8	681.8

Long-term debt	354.7	335.9
Other long-term liabilities	154.1	129.0

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock, $0.01 par value 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value 260,000,000 shares authorized, 167,584,221 and 166,625,976 shares issued and 167,544,386 and 166,604,427 shares outstanding at September 30, 2013 and December 31, 2012, respectively	1.7	1.7
Treasury stock, at cost, 39,835 and 21,549 shares at September 30, 2013 and December 31, 2012, respectively	(0.6)	(0.2)
Accumulated other comprehensive income	150.8	137.8
Other shareholders’ equity	625.2	567.3
Total shareholders’ equity attributable to Bruker Corporation	777.1	706.6
Noncontrolling interest in consolidated subsidiaries	3.5	3.1
Total shareholders’ equity	780.6	709.7

Total liabilities and shareholders’ equity	$1,936.2	$1,856.4

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Product revenue	$385.0	$378.6	$1,119.9	$1,101.0
Service revenue	53.1	50.9	159.3	150.2
Other revenue	0.9	18.3	8.1	22.9
Total revenue	439.0	447.8	1,287.3	1,274.1

Cost of product revenue	208.6	206.8	610.9	596.5
Cost of service revenue	37.2	30.9	107.1	89.9
Total cost of revenue	245.8	237.7	718.0	686.4
Gross profit	193.2	210.1	569.3	587.7

Operating expenses:
Selling, general and administrative	105.7	102.4	319.6	316.4
Research and development	45.5	44.9	141.4	145.0
Other charges, net	10.5	2.5	21.1	9.5
Total operating expenses	161.7	149.8	482.1	470.9
Operating income	31.5	60.3	87.2	116.8

Interest and other income (expense), net	(4.7)	(2.7)	(16.4)	(13.0)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	26.8	57.6	70.8	103.8
Income tax provision	9.9	17.7	24.9	38.9
Consolidated net income	16.9	39.9	45.9	64.9
Net income attributable to noncontrolling interest in consolidated subsidiaries	0.3	0.2	1.0	0.2
Net income attributable to Bruker Corporation	$16.6	$39.7	$44.9	$64.7

Net income per common share attributable to Bruker Corporation shareholders:
Basic and diluted	$0.10	$0.24	$0.27	$0.39

Weighted average common shares outstanding:
Basic	167.0	166.0	166.6	165.9
Diluted	168.7	167.3	168.4	167.3

Comprehensive income	$53.5	$51.8	$58.9	$61.9
Less: Comprehensive income attributable to noncontrolling interests	0.3	0.1	1.0	0.2
Comprehensive income attributable to Bruker Corporation	$53.2	$51.7	$57.9	$61.7

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Consolidated net income	$45.9	$64.9
Adjustments to reconcile consolidated net income to cash flows from operating activities:
Depreciation and amortization	45.4	42.5
Write-down of demonstration inventories to net realizable value	24.0	22.6
Stock-based compensation expense	4.8	5.9
Deferred income taxes	(8.1)	(0.3)
Gain on disposal of product line	(0.9)	(2.2)
Other non-cash expenses, net	1.2	2.1
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(9.7)	25.2
Inventories	(34.9)	(72.9)
Accounts payable and accrued expenses	5.7	(11.0)
Income taxes payable	(7.7)	(10.6)
Deferred revenue	1.3	(7.6)
Customer advances	(18.9)	(2.8)
Other changes in operating assets and liabilities, net	(34.5)	(13.6)
Net cash provided by operating activities	13.6	42.2

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(11.6)	(21.7)
Disposal of product line	0.5	3.3
Purchases of property, plant and equipment	(41.3)	(49.8)
Sales of property, plant and equipment	0.8	2.5
Net cash used in investing activities	(51.6)	(65.7)

Cash flows from financing activities:
Repayments of revolving lines of credit	—	(216.5)
Proceeds from revolving lines of credit	19.5	55.0
Proceeds from Note Purchase Agreement	—	240.0
Repayment of other debt, net	(0.8)	(45.4)
Payment of deferred financing costs	—	(1.4)
Proceeds from issuance of common stock, net	8.0	3.6
Changes in restricted cash	(1.3)	(1.5)
Cash payments to noncontrolling interest	(0.6)	(0.6)
Net cash provided by financing activities	24.8	33.2
Effect of exchange rate changes on cash and cash equivalents	9.4	(13.6)
Net change in cash and cash equivalents	(3.8)	(3.9)
Cash and cash equivalents at beginning of period	310.6	246.0
Cash and cash equivalents at end of period	$306.8	$242.1

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

The Company has two reporting segments, Bruker Scientific Instruments (BSI), which represents approximately 93% of the Company’s revenues during the nine months ended September 30, 2013, and Bruker Energy & Supercon Technologies (BEST), which represents the remainder of the business.  Within BSI, the Company is organized into three operating segments: the Bruker BioSpin group, the Bruker CALID group, and the Bruker MAT group. For financial reporting purposes, the Bruker BioSpin, Bruker CALID and Bruker MAT operating segments are aggregated into the BSI reporting segment because each has similar economic characteristics, production processes and services, types and classes of customers, methods of distribution and regulatory environments.

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

Bruker CALID (Chemicals, Applied Markets, Life Science, In-Vitro Diagnostics, Detection)- Bruker CALID manufactures and distributes life science mass spectrometry instruments that can be integrated and used along with other sample preparation or chromatography instruments, as well as Chemical, Biological, Radiological, Nuclear and Explosive (CBRNE) detection products and instruments based on infrared and Raman molecular spectroscopy technologies.  Bruker CALID’s mass spectrometry units are typically used in applications of expression proteomics, clinical proteomics, metabolic and peptide biomarker profiling, drug discovery and development, molecular diagnostics research, molecular and systems biology, and basic molecular medicine research and clinical microbiology (for research use only outside the European Union).

Bruker MAT (Materials)- Bruker MAT manufactures and distributes advanced X-ray instruments that use electromagnetic radiation with extremely short wavelengths to determine the characteristics of matter and the three-dimensional structure of molecules. Instruments offered in this segment are based on X-ray fluorescence spectroscopy (XRF), X-ray diffraction (XRD) and X-ray micro computed tomography (µCT) technologies. Other instruments include atomic force microscopy (AFM), stylus and optical metrology (SOM), analytical tools for electron microscopes, handheld, portable, and mobile X-ray fluorescence, spectrometry instruments, and spark optical emission spectroscopy systems.

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

The unaudited condensed consolidated financial statements represent the consolidated accounts of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial information presented herein does not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of the results expected for any other interim period or the full year. Certain prior year amounts have been reclassified to conform to the current year presentation and had no effect on previously reported net income or cash flows.

The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events requiring disclosure.

At September 30, 2013, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, have not changed.

2.              Stock-Based Compensation

The Company awards of stock-based compensation are in the form of stock options and restricted stock. The Company recorded stock-based compensation expense as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock options	$1.3	$1.7	$3.9	$5.0
Restricted stock	0.3	0.4	0.9	0.9
Total stock-based compensation	$1.6	$2.1	$4.8	$5.9

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

	2013	2012
Risk-free interest rates	1.07%-2.45%	0.91%-1.78%
Expected life	6.5 years	6.5 years
Volatility	54.9%	55.9%
Expected dividend yield	0.0%	0.0%

Bruker Corporation Stock Plan

In May 2010, the Bruker Corporation 2010 Incentive Compensation Plan (the “2010 Plan”) was approved by the Company’s stockholders. The 2010 Plan provides for the issuance of up to 8,000,000 shares of the Company’s common stock. The 2010 Plan allows a committee of the Board of Directors (the “Committee”) to grant incentive stock options, non-qualified stock options and restricted stock awards. The Committee has the authority to determine which employees will receive the awards, the amount of the awards and other terms and conditions of any awards. Awards granted by the Committee typically vest over a period of three to five years.

Stock option activity for the nine months ended September 30, 2013 was as follows:

	Shares Subject to Options	Weighted Average Option Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value (in millions) (b)
Outstanding at December 31, 2012	4,888,137	$11.11
Granted	1,062,280	19.19
Exercised	(837,173)	9.56
Forfeited	(190,695)	11.30
Outstanding at September 30, 2013	4,922,549	$13.11	6.5	$37.2

Exercisable at September 30, 2013	2,755,035	$10.55	4.8	$27.8

Excercisable and expected to vest at September 30, 2013 (a)	4,770,823	$13.01	6.4	$36.6

(a)         In addition to the options that are vested at September 30, 2013, the Company expects a portion of the unvested options to vest in the future. Options expected to vest in the future are determined by applying an estimated forfeiture rate to the options that are unvested as of September 30, 2013.

(b)         The aggregate intrinsic value is based on the positive difference between the fair value of the Company’s common stock price of $20.65 on September 30, 2013, or the date of exercises, as appropriate, and the exercise price of the underlying stock options.

Restricted stock activity for the nine months ended September 30, 2013 was as follows:

	Shares Subject to Restriction	Average Grant Date Fair Value
Outstanding at December 31, 2012	341,622	$15.16
Granted	121,072	19.10
Vested	(93,646)	15.13
Forfeited	(11,100)	10.25
Outstanding at September 30, 2013	357,948	$16.65

At September 30, 2013, the Company expects to recognize pre-tax stock-based compensation expense of $17.6 million associated with outstanding stock option awards granted under the Company’s stock plans over the weighted average remaining service period of 3.0 years. In addition, the Company expects to recognize additional pre-tax stock-based compensation expense of $5.4 million associated with outstanding restricted stock awards granted under the Company’s stock plans over the weighted average remaining service period of 3.4 years.

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

The BEST Plan had 520,000 and 800,000 options outstanding as of September 30, 2013 and December 31, 2012, respectively. The activity in the BEST Plan for the nine months ended September 30, 2013 represented forfeited options totaling 280,000 options. The Company expects to recognize pre-tax stock-based compensation expense of $0.3 million associated with outstanding stock option awards granted under the BEST Plan over the weighted average remaining service period of 1.0 years.

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

The following table sets forth the computation of basic and diluted average shares outstanding (in millions, except per share amounts):

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2013	2012	2013	2012
Net income attributable to Bruker Corporation, as reported	$16.6	$39.7	$44.9	$64.7

Weighted average shares outstanding:
Weighted average shares outstanding-basic	167.0	166.0	166.6	165.9
Effect of dilutive securities:
Stock options and restricted stock	1.7	1.3	1.8	1.4
	168.7	167.3	168.4	167.3

Net income per common share attributable to Bruker Corporation shareholders:
Basic and diluted	$0.10	$0.24	$0.27	$0.39

Stock options to purchase approximately 0.7 million shares and 1.7 million shares were excluded from the computation of diluted earnings per share in the three months ended September 30, 2013 and 2012, respectively, as their effect would have been anti-dilutive. Approximately 0.9 million shares and 0.7 million shares were excluded from the computation of diluted earnings per share in the nine months ended September 30, 2013 and 2012, respectively, as their effect would have been anti-dilutive.

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

The following table sets forth the Company’s financial instruments that are measured at fair value on a recurring basis and presents them within the fair value hierarchy using the lowest level of input that is significant to the fair value measurement at September 30, 2013 and December 31, 2012 (in millions):

September 30, 2013	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$8.6	$8.6	$—	$—
Restricted cash	4.8	4.8	—	—
Foreign exchange contracts	4.7	—	4.7	—
Embedded derivatives in purchase and delivery contracts	0.2	—	0.2	—
Fixed price commodity contracts	0.1	—	0.1	—
Long-term restricted cash	4.0	4.0	—	—
Total assets recorded at fair value	$22.4	$17.4	$5.0	$—

Liabilities:
Contingent consideration	$8.5	$—	$—	$8.5
Embedded derivatives in purchase and delivery contracts	0.4	—	0.4	—
Total liabilities recorded at fair value	$8.9	$—	$0.4	$8.5

December 31, 2012	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$8.2	$8.2	$—	$—
Restricted cash	3.7	3.7	—	—
Foreign exchange contracts	1.8	—	1.8	—
Embedded derivatives in purchase and delivery contracts	0.3	—	0.3	—
Long-term restricted cash	3.9	3.9	—	—
Total assets recorded at fair value	$17.9	$15.8	$2.1	$—

Liabilities:
Contingent consideration	$3.7	$—	$—	$3.7
Embedded derivatives in purchase and delivery contracts	0.3	—	0.3	—
Fixed price commodity contracts	0.2	—	0.2	—
Total liabilities recorded at fair value	$4.2	$—	$0.5	$3.7

The Company’s financial instruments consist primarily of cash equivalents, restricted cash, derivative instruments consisting of forward foreign exchange contracts, commodity contracts, derivatives embedded in certain purchase and delivery contracts, accounts receivable, short-term borrowings, accounts payable, contingent consideration and long-term debt. The carrying amounts of the Company’s cash equivalents, restricted cash, accounts receivable, short-term borrowings and accounts payable approximate their fair value due to their short-term nature. Derivative assets and liabilities are measured at fair value on a recurring basis. The Company’s long-term debt consists principally of a private placement arrangement entered into in 2012 with various fixed interest rates based on the maturity date.  The fair value of the long-term fixed interest rate debt, which has been classified as Level 2, was $245.1 million and $255.6 million at September 30, 2013 and December 31, 2012, respectively, based on market and observable sources with similar maturity dates.

Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities, and did not elect the fair value option for any financial assets or liabilities, which originated during the three or nine months ended September 30, 2013.

As part of certain acquisitions in 2013 and 2012, the Company recorded contingent consideration liabilities that have been classified as Level 3 in the fair value hierarchy.  The contingent consideration represents the estimated fair value of future payments to the former shareholders of applicable acquired companies based on achieving annual revenue targets in certain years as specified in the purchase and sale agreements.  The Company initially valued the contingent consideration by using the discounted cash flow method. Changes to the fair value of the contingent consideration recognized in earnings for the three and nine months ended September 30, 2013 were $0.0 million and $0.2 million, respectively, and were recorded to other charges, net in the condensed consolidated statements of income and comprehensive income. The following table sets forth the changes in contingent consideration liabilities for the nine months ended September 30, 2013 (in millions):

Balance at December 31, 2012	$3.7
Current period additions	5.5
Current period adjustments	0.5
Current period settlements	(1.3)
Foreign currency effect	0.1
Balance at September 30, 2013	$8.5

5.              Inventories

Inventories consisted of the following (in millions):

	September 30,	December 31,
	2013	2012
Raw materials	$206.0	$199.0
Work-in-process	212.6	197.0
Finished goods	162.6	160.5
Demonstration units	50.8	55.0
Inventories	$632.0	$611.5

Finished goods include in-transit systems that have been shipped to the Company’s customers, but not yet installed and accepted by the customer. As of September 30, 2013 and December 31, 2012, inventory-in-transit was $72.7 million and $93.9 million, respectively.

The Company reduces the carrying value of its demonstration inventories for differences between its cost and estimated net realizable value through a charge to cost of product revenue that is based on a number of factors, including the age of the unit, the physical condition of the unit and an assessment of technological obsolescence. Amounts recorded in cost of revenue related to the write-down of demonstration units to net realizable value were $8.0 million and $8.5 million for the three months ended September 30, 2013 and 2012, respectively, and $24.0 million and $22.6 million for the nine months ended September 30, 2013 and 2012, respectively.

6.              Goodwill and Other Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for the nine months ended September 30, 2013 (in millions):

Balance at December 31, 2012	$115.9
Current period additions	9.6
Current period adjustments	0.3
Foreign currency effect	0.8
Balance at September 30, 2013	$126.6

Goodwill is not amortized, instead, goodwill is tested for impairment on a reporting unit basis annually, or on an interim basis when events or changes in circumstances warrant. As of December 31, 2012, the Company performed its annual impairment evaluation and recorded an impairment charge of $1.4 million in the fourth quarter of 2012 related to the Bruker Chemical and Applied Markets (“CAM”) division, which is part of the BSI segment, as a result of experiencing increased deterioration in its financial performance. This amount represented all the goodwill allocated to the CAM division.  The Company did not identify any indicators of impairment during the three and nine month periods ended September 30, 2013 that would warrant an interim test.  The current period additions relate to acquisitions that are not considered significant to the condensed consolidated financial statements.

The following is a summary of intangible assets (in millions):

	September 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology and related patents	$152.0	$(58.2)	$93.8	$151.5	$(47.6)	$103.9
Customer relationships	17.9	(9.0)	8.9	15.3	(7.9)	7.4
Trade names	0.2	(0.2)	—	0.2	(0.2)	—
Intangible assets subject to amortization	170.1	(67.4)	102.7	167.0	(55.7)	111.3
In-process research and development	5.7	—	5.7	5.7	—	5.7
Intangible assets	$175.8	$(67.4)	$108.4	$172.7	$(55.7)	$117.0

As of December 31, 2012, the Company determined the increased deterioration in financial performance of the CAM division was an indicator requiring the evaluation of the definite-lived intangible assets within that reporting unit for recoverability. The Company performed a valuation and determined that the definite-lived intangible assets within the CAM division were impaired. The Company recorded an impairment charge in the amount of $16.4 million in the fourth quarter of 2012 to reduce the carrying value of those assets to their estimated fair values. The Company did not identify any indicators of impairment during the three and nine month periods ended September 30, 2013 that would warrant an impairment test.

For the three months ended September 30, 2013 and 2012, the Company recorded amortization expense of $5.1 million and $5.5 million, respectively, related to intangible assets subject to amortization. For the nine months ended September 30, 2013 and 2012, the Company recorded amortization expense of $15.3 million and $16.2 million, respectively, related to intangible assets subject to amortization.

7.              Debt

The Company’s debt obligations consisted of the following (in millions):

	September 30,	December 31,
	2013	2012
US Dollar revolving loan under the Amended Credit Agreement	$112.5	$93.0
US Dollar notes under the Note Purchase Agreement	240.0	240.0
Capital lease obligations and other loans	3.2	4.2
Total debt	355.7	337.2
Current portion of long-term debt	(1.0)	(1.3)
Total long-term debt, less current portion	$354.7	$335.9

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

Borrowings under the Amended Credit Agreement are secured by guarantees from certain material subsidiaries and Bruker Energy & Supercon Technologies, Inc. The Amended Credit Agreement also requires the Company to maintain certain financial ratios related to maximum leverage and minimum interest coverage.  Specifically, the Company’s leverage ratio cannot exceed 3.0 and the Company’s interest coverage ratio cannot be less than 3.0. As of September 30, 2013, the Company was in compliance with the covenants of the Amended Credit Agreement. In addition to the financial ratios, the Amended Credit Agreement restricts, among other things, the Company’s ability to do the following: make certain payments; incur additional debt; incur certain liens; make certain investments, including derivative agreements; merge, consolidate, sell or transfer all or substantially all of its assets; and enter into certain transactions with affiliates. Failure to comply with any of these restrictions or covenants may result in an event of default under the applicable debt instrument, which could permit acceleration of the debt under that instrument and require the Company to prepay that debt before its scheduled due date.

The following is a summary of the maximum commitments and net amounts available to the Company under revolving loans as of September 30, 2013 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
Amended Credit Agreement	1.3%	$250.0	$112.5	$0.5	$137.0
Other revolving loans	—	219.2	—	176.2	43.0
Total revolving loans		$469.2	$112.5	$176.7	$180.0

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

The Note Purchase Agreement contains affirmative covenants, including, without limitation, maintenance of corporate existence, compliance with laws, maintenance of insurance and properties, payment of taxes, addition of subsidiary guarantors and furnishing notices and other information. The Note Purchase Agreement also contains certain restrictive covenants that restrict the Company’s ability to, among other things, incur liens, transfer or sell certain assets, engage in certain mergers and consolidations and enter into certain transactions with affiliates. The Note Purchase Agreement also includes customary representations and warranties and events of default. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding Senior Notes will become due and payable immediately without further action or notice. In the case of payment events of defaults, any holder of Senior Notes affected thereby may declare all Senior Notes held by it due and payable immediately. In the case of any other event of default, a majority of the holders of the Senior Notes may declare all the Senior Notes to be due and payable immediately. Pursuant to the Note Purchase Agreement, so long as any Senior Notes are outstanding, the Company will not permit (i) its leverage ratio, as determined pursuant to the Note Purchase Agreement, as of the end of any fiscal quarter to exceed 3.50 to 1.00, (ii) its interest coverage ratio as determined pursuant to the Note Purchase Agreement as of the end of any fiscal quarter for any period of four consecutive fiscal quarters to be less than 2.50 to 1 or (iii) priority debt at any time to exceed 25% of consolidated net worth, as determined pursuant to the Note Purchase Agreement.  As of September 30, 2013, the Company was in compliance with the covenants of the Note Purchase Agreement.

8.              Derivative Instruments and Hedging Activities

Interest Rate Risks

The Company’s exposure to interest rate risk relates primarily to outstanding variable rate debt and adverse movements in the related short-term market rates. The most significant component of the Company’s interest rate risk relates to amounts outstanding under the Amended Credit Agreement, which totaled $112.5 million at September 30, 2013. The Company currently has a higher level of fixed rate debt, which limits the exposure to adverse movements in interest rates.

Foreign Exchange Rate Risk Management

The Company generates a substantial portion of its revenues and expenses in international markets, principally Germany and other countries in the European Union, Switzerland and Japan, which subjects its operations to the exposure of exchange rate fluctuations. The effect of currency exchange rate movement can be positive or negative in any period. The Company periodically enters into foreign currency contracts in order to minimize the volatility that fluctuations in exchange rates have on foreign currency denominated transactions.  Under these arrangements, the Company typically agrees to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates with maturities of less than twelve months, using forward exchange contracts. The instruments are recorded at fair value with the corresponding gains and losses recorded in the condensed consolidated statements of income and comprehensive income. The Company had the following notional amounts outstanding under foreign currency contracts (in millions):

Buy	Notional Amount in Buy Currency	Sell	Maturity	Notional Amount in U.S. Dollars	Fair Value of Assets	Fair Value of Liabilities
September 30, 2013:
Euro	0.7	Australian Dollars	October 2013	$0.8	$0.1	$—
Euro	56.5	U.S. Dollars	October 2013 to January 2014	73.7	2.7	—
Swiss Francs	37.9	U.S. Dollars	October 2013	39.9	1.9	—
U.S. Dollars	10.0	Euro	October 2013	10.0	—	—
				$124.4	$4.7	$—

December 31, 2012:
Euro	1.2	Australian Dollars	January 2013 to April 2013	$1.6	$—	$—
Euro	49.3	U.S. Dollars	January 2013 to October 2013	64.0	1.2	—
Swiss Francs	26.1	U.S. Dollars	January 2013	27.9	0.6	—
U.S. Dollars	0.8	Mexican Pesos	January 2013	0.8	—	—
				$94.3	$1.8	$—

In addition, the Company periodically enters into purchase and sales contracts denominated in currencies other than the functional currency of the parties to the transaction. The Company accounts for these transactions separately valuing the “embedded derivative” component of these contracts. The contracts denominated in currencies other than the functional currency of the transacting parties amounted to $29.6 million for the delivery of products and $12.7 million for the purchase of products at September 30, 2013 and $40.2 million for the delivery of products and $10.3 million for the purchase of products at December 31, 2012. The changes in the fair value of these embedded derivatives are recorded as foreign currency exchange gains/losses in interest and other income (expense), net in the condensed consolidated statements of income and comprehensive income.

Commodity Price Risk Management

The Company has an arrangement with a customer under which it has a firm commitment to deliver copper based superconductors at a fixed price. In order to minimize the volatility that fluctuations in the price of copper have on the Company’s sales of these superconductors, the Company enters into commodity hedge contracts. At September 30, 2013 and December 31, 2012, the Company had fixed price commodity contracts with notional amounts aggregating $4.4 million and $3.4 million, respectively. The changes in the fair value of these commodity contracts are recorded in interest and other income (expense), net in the condensed consolidated statements of income and comprehensive income.

The fair value of the derivative instruments described above is recorded in the consolidated balance sheets for the periods as follows (in millions):

		September 30,	December 31,
	Balance Sheet Location	2013	2012
Derivative assets:
Foreign exchange contracts	Other current assets	$4.7	$1.8
Embedded derivatives in purchase and delivery contracts	Other current assets	0.2	0.3
Fixed price commodity contracts	Other current assets	0.1	—

Derivative liabilities:
Embedded derivatives in purchase and delivery contracts	Other current liabilities	$0.4	$0.3
Fixed price commodity contracts	Other current liabilities	—	0.2

During the three and nine months ended September 30, 2012, the Company recognized $0.0 and $0.2 million, respectively, of losses in other comprehensive income and reclassified $0.3 million and $1.2 million, respectively, of losses from other comprehensive income and recognized into net income related to the effective portion of an interest rate swap designated as a hedging instrument that matured as of December 31, 2012. The Company did not recognize any amounts related to ineffectiveness on the interest rate swap in the results of operations for the three or nine months ended September 30, 2012.

The effect on net income of changes in the fair value of derivative instruments not designated as hedging instruments are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Foreign exchange contracts	$5.7	$4.5	$2.9	$6.3
Embedded derivatives	(0.4)	0.3	(0.2)	(0.1)
Fixed price commodity contracts	0.5	(0.6)	0.3	0.3
Income (expense), net	$5.8	$4.2	$3.0	$6.5

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

The income tax provision for the three months ended September 30, 2013 and 2012 was $9.9 million and $17.7 million, respectively, representing effective tax rates of 36.9% and 30.7%, respectively. The income tax provision for the nine months ended September 30, 2013 and 2012 was $24.9 million and $38.9 million, respectively, representing effective tax rates of 35.2% and 37.5%, respectively. The Company’s effective tax rate may change over time as the amount or mix of income and taxes changes amongst the jurisdictions in which the Company is subject to tax.

As of September 30, 2013 and December 31, 2012, the Company has unrecognized tax benefits of approximately $36.3 million and $42.1 million, respectively, of which $17.7 million and $23.6 million, if recognized, would result in a reduction of the Company’s effective tax rate. The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes. As of September 30, 2013 and December 31, 2012, approximately $3.8 million and $3.7 million, respectively, of accrued interest and penalties related to uncertain tax positions was included in other long-term liabilities on the unaudited condensed consolidated balance sheets. Penalties and interest related to unrecognized tax benefits in the provision for income taxes of $0.3 million and $(0.1) million were recorded during the three months ended September 30, 2013 and 2012, respectively, and $1.0 and $0.1 million were recorded during the nine months ended September 30, 2013 and 2012, respectively.

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

10.       Commitments and Contingencies

Legal

Lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. The Company believes the outcome of these proceedings, individually and in the aggregate, will not have a material impact on the Company’s financial position or results of operations. As of September 30, 2013 and December 31, 2012, no accruals have been recorded for such potential contingencies.

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

On November 4, 2011, Hyphenated Systems, LLC filed an action in California Superior Court, Santa Clara County, against the Company and Veeco Metrology, Inc. in connection with certain agreements entered into prior and subsequent to the Company’s acquisition of all of the shares of Veeco Metrology, Inc. in October 2010. Upon the closing of the acquisition, Veeco Metrology, Inc. was renamed Bruker Nano, Inc. (“Bruker Nano”). Subsequent to September 30, 2013, the Company reached an agreement with Hyphenated Systems, LLC to resolve all claims.  The settlement amount was immaterial to the consolidated financial statements.

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

Letters of Credit and Guarantees

At September 30, 2013 and December 31, 2012, the Company had bank guarantees of $176.7 million and $143.2 million, respectively, for its customer advances. These arrangements guarantee the refund of advance payments received from customers in the event that the merchandise is not delivered in compliance with the terms of the contract. Certain of these guarantees affect the availability of the Company’s lines of credit.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Consolidated net income	$16.9	$39.9	$45.9	$64.9
Foreign currency translation adjustments	37.6	11.9	12.3	(4.0)
Unrealized losses on interest rate swap:
Unrealized holding losses arising during the period	—	—	—	(0.2)
Less reclassification adjustments for settlements included in the determination of net income	—	0.2	—	1.1
Pension liability adjustments	(1.0)	(0.2)	0.7	0.1
Net comprehensive income	53.5	51.8	58.9	61.9
Less: Comprehensive income attributable to noncontrolling interests	0.3	0.1	1.0	0.2
Comprehensive income attributable to Bruker Corporation	$53.2	$51.7	$57.9	$61.7

The following is a summary of the components of accumulated other comprehensive income, net of tax, at September 30, 2013 (in millions):

	Foreign Currency Translation	Pension Liability Adjustment	Accumulated Other Comprehensive Income
Balance at December 31, 2012	$170.3	$(32.5)	$137.8
Other comprehensive income before reclassifications	12.3	1.8	14.1
Realized loss on reclassification, net of tax of $0.2 million	—	(1.1)	(1.1)
Net current period other comprehensive income	12.3	0.7	13.0
Balance at September 30, 2013	$182.6	$(31.8)	$150.8

12.       Noncontrolling Interests

Noncontrolling interests represent the minority shareholders’ proportionate share of the Company’s majority owned subsidiaries. The following table sets forth the changes in noncontrolling interests (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance at beginning of period	$3.8	$2.9	$3.1	$3.4
Net income	0.3	0.2	1.0	0.2
Foreign currency translation adjustments	—	(0.1)	—	—
Cash payments to noncontrolling interests	(0.6)	—	(0.6)	(0.6)
Balance at end of period	$3.5	$3.0	$3.5	$3.0

13.       Other Charges, net

The components of other charges, net were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Professional fees incurred in connection with internal investigation	$0.7	$3.5	$5.3	$8.2
Factory relocation costs	0.1	0.3	0.6	1.4
Acquisition-related charges (income)	1.1	(1.3)	1.6	(0.1)
Restructuring charges	8.6	—	13.6	—
Other charges, net	$10.5	$2.5	$21.1	$9.5

Beginning in Q4 2012 and continuing in 2013, the Company commenced productivity improvement initiatives in both its BSI and BEST reporting segments in an effort to better optimize its operations.  These restructuring initiatives include the divestiture of certain non-core businesses, outsourcing of various manufacturing activities, transferring or ceasing operations at certain facilities and an overall right-sizing within the Company based on the current business environments.

The Company recorded restructuring charges within the three and nine month periods ended September 30, 2013 of $8.6 million and $13.6 million, respectively, related to these initiatives.  For the three months ended September 30, 2013, the charges consisted of $7.5 million of severance costs and $1.1 million of exit related costs, such as professional service and facility exit charges. For the nine months ended September 30, 2013, restructuring charges consisted of $10.8 million for severance costs and $2.8 million for exit related costs. Within the BSI reporting segment, the Company recorded restructuring charges within the three and nine month periods ended September 30, 2013 of $6.9 million and $11.9 million, respectively, while the BEST reporting segment recorded $1.7 million of restructuring charges during the three and nine month periods ended September 30, 2013.  The Company has recorded these charges as a component of Other Charges, net in the condensed consolidation statement of income and comprehensive income. Based on the current restructuring initiatives, the Company expects to record additional charges of approximately $15-20 million during the remainder of 2013 and 2014, consisting of approximately $10-13 million of severance and approximately $5-7 million of exit related costs.

The following table sets forth the changes in the restructuring reserves for the nine months ended September 30, 2013 (in millions):

	Total	Severance	Exit Costs
Balance at December 31, 2012	$1.2	$0.9	$0.3
Restructuring charges	13.6	10.8	2.8
Cash payments	(8.2)	(6.0)	(2.2)
Foreign currency effect	0.1	0.1	—
Balance at September 30, 2013	$6.7	$5.8	$0.9

14.       Interest and Other Income (Expense), Net

The components of interest and other income (expense), net, were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest expense, net	$(3.2)	$(3.4)	$(9.4)	$(10.2)
Exchange losses on foreign currency transactions	(1.7)	(2.1)	(6.8)	(4.2)
Gain on disposal of product line	—	2.2	0.9	2.2
Other	0.2	0.6	(1.1)	(0.8)
Interest and other income (expense), net	$(4.7)	$(2.7)	$(16.4)	$(13.0)

15.       Business Segment Information

The Company has two reporting segments, Bruker Scientific Instruments and Bruker Energy & Supercon Technologies, as discussed in Footnote 1 to the condensed consolidated financial statements.

Revenue and operating income (loss) by reporting segment are presented below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Scientific Instruments	$410.6	$408.9	$1,198.5	$1,184.0
Energy & Supercon Technologies	32.5	42.4	100.8	98.4
Eliminations (a)	(4.1)	(3.5)	(12.0)	(8.3)
Total revenue	$439.0	$447.8	$1,287.3	$1,274.1

Operating Income (Loss):
Scientific Instruments	$33.8	$48.0	$84.0	$106.3
Energy & Supercon Technologies	(0.8)	14.4	6.7	13.4
Corporate, eliminations and other (b)	(1.5)	(2.1)	(3.5)	(2.9)
Total operating income	$31.5	$60.3	$87.2	$116.8

(a)         Represents product and service revenue between reportable segments.

(b)         Represents corporate costs and eliminations not allocated to the reportable segments.

Total assets by reporting segment are as follows (in millions):

	September 30,	December 31,
	2013	2012
Assets:
Scientific Instruments	$1,878.6	$1,786.2
Energy & Supercon Technologies	136.9	134.4
Eliminations and other (a)	(79.3)	(64.2)
Total assets	$1,936.2	$1,856.4

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

Although our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), we believe describing income and expenses, excluding the effect of foreign exchange and our recent acquisitions, as well as certain other charges, net, provides meaningful supplemental information regarding our performance. We believe that this supplemental information is useful in assessing our operating performance and trends as the excluded items are not indicative of our core business operating results. These non-GAAP financial measures are not in accordance with, nor are they a substitute for, the comparable GAAP financial measures and are intended to supplement our financial results that are prepared in accordance with GAAP. We also use these non-GAAP financial measures for financial and operational decision making and as a means to help evaluate period-to-period comparisons.

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

•                  Results of operations. This section provides our analysis of the significant line items on our unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012.

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

The Company has two reporting segments, Bruker Scientific Instruments (BSI), which represents approximately 93% of the Company’s revenues for the nine months ended September 30, 2013, and Bruker Energy & Supercon Technologies (BEST), which represents the remainder of the business.  Within BSI, the Company is organized into three operating segments: the Bruker BioSpin group, the Bruker CALID group, and the Bruker MAT group. For financial reporting purposes, the Bruker BioSpin, Bruker CALID and Bruker MAT operating segments are aggregated into the BSI reporting segment because each has similar economic characteristics, production processes and services, types and classes of customers, methods of distribution and regulatory environments.

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

Bruker CALID (Chemicals, Applied Markets, Life Science, In-Vitro Diagnostics, Detection)- Bruker CALID manufactures and distributes life science mass spectrometry instruments that can be integrated and used along with other sample preparation or chromatography instruments, as well as Chemical, Biological, Radiological, Nuclear and Explosive (CBRNE) detection products and instruments based on infrared and Raman molecular spectroscopy technologies.  Bruker CALID’s mass spectrometry units are typically used in applications of expression proteomics, clinical proteomics, metabolic and peptide biomarker profiling, drug discovery and development, molecular diagnostics research, molecular and systems biology, and basic molecular medicine research and clinical microbiology (for research use only outside the

European Union).

Bruker MAT (Materials)- Bruker MAT manufactures and distributes advanced X-ray instruments that use electromagnetic radiation with extremely short wavelengths to determine the characteristics of matter and the three-dimensional structure of molecules. Instruments offered in this segment are based on X-ray fluorescence spectroscopy (XRF), X-ray diffraction (XRD) and X-ray micro computed tomography (µCT) technologies. Other instruments include atomic force microscopy (AFM), stylus and optical metrology (SOM), analytical tools for electron microscopes, handheld, portable, and mobile X-ray fluorescence, spectrometry instruments, and spark optical emission spectroscopy systems.

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

Financial Overview

For the three months ended September 30, 2013, our revenue decreased by $8.8 million, or 2.0%, to $439.0 million, compared to $447.8 million for the comparable period in 2012. Included in this change in revenue is an increase of approximately $2.2 million from the effect of foreign exchange, primarily due to a weakening of the U.S. Dollar versus the Euro, partially offset by a strengthening of the U.S. Dollar versus the Japanese Yen, and a decrease of approximately $0.4 million attributable to our recent acquisitions and divestitures. Excluding the effect of foreign exchange and our recent acquisitions and divestitures, revenue decreased by $10.6 million, or 2.4%. The decrease in revenue on an adjusted basis was primarily attributable to the BEST reporting segment, which decreased $11.6 million, or 27.1%, partially offset by the BSI reporting segment, which increased by $1.4 million, or 0.3%. Revenue in the BEST reporting segment decreased on an adjusted basis primarily due to $16.4 million of license revenue recognized on the sale of technology during the three months ended September 30, 2012 compared to none recognized during the three months ended September 30, 2013, partially offset by increased sales of low temperature superconducting wire, beamline and cavity device sales.  Revenue in the BSI reporting segment increased slightly on an adjusted basis primarily due to increased sales across our divisions within the Bruker CALID group, including the Bruker Optics division and the MALDI Biotyper product sold by the Life Sciences division. These increases were offset by sales declines in the Bruker BioSpin group’s Pre-Clinical Imaging division, particularly reduced sales of magnetic resonance imaging products, and atomic force microscopy products within the Bruker MAT group.

For the nine months ended September 30, 2013, our revenue increased by $13.2 million, or 1.0%, to $1,287.3 million, compared to $1,274.1 million for the comparable period in 2012. Included in this change in revenue is a decrease of approximately $7.3 million from the impact of foreign exchange, primarily due to the strengthening of the U.S. Dollar versus the Japanese Yen, partially offset by a weakening of the U.S. Dollar versus the Euro, and a decrease of approximately $4.3 million attributable to our recent acquisitions and divestitures. Excluding the effect of foreign exchange and our recent acquisitions and divestitures, revenue increased by $24.8 million, or 2.0%. The increase in revenue on an adjusted basis is attributable to the BSI reporting segment, which increased by $28.3 million, or 2.4%, while the BEST reporting segment was consistent with the prior year. Revenue in the BSI reporting segment on an adjusted basis was driven by increased sales of nuclear magnetic resonance products, increased sales in Bruker Optics product lines and continued sales increases of the MALDI Biotyper product. These increases were offset, in part, by decreased sales of our atomic force microscopy and magnetic resonance imaging products. Revenue in the BEST reporting segment was consistent on an adjusted basis primarily due to increased sales of low temperature superconducting wire, beamline and cavity device sales, offset by an incremental decline of $10.7 million of license revenue recognized on the sale of technology.

The mix of products sold in the BSI reporting segment during the first nine months of 2013 reflects significant variability in demand, both geographically and by end market for our products. In particular, there was decreased demand from customers in the semiconductor and other industrial markets. We expect continued soft demand in the semiconductor and other industrial markets in the fourth quarter of 2013, which will continue to impact our financial results.

Gross profit for the quarter ended September 30, 2013 was $193.2 million compared to $210.1 million for the quarter ended September 30, 2012. Our gross profit margin for the three months ended September 30, 2013 was 44.0%, compared to 46.9% for the three months ended September 30, 2012. Excluding the effects of certain acquisition-related charges, including amortization expense totaling, in the aggregate, $5.0 million and $5.8 million for the three months ended September 30, 2013 and 2012, respectively, gross profit margins decreased to 45.1% in 2013 compared to 48.2% in 2012. Gross profit for the nine months ended September 30, 2013 was $569.3 million compared to $587.7 million for the nine months ended September 30, 2012.  Our gross profit margin for the nine months ended September 30, 2013 was 44.2% compared to 46.1% for the nine months ended September 30, 2012. Excluding the effects of certain acquisition-related charges, including amortization expense totaling, in the aggregate, $14.9 million and $17.2 million for the nine months ended September 30, 2013 and 2012, respectively, gross profit margins decreased to 45.4% in 2013 compared to 47.5% in 2012.  The reduction in gross profit margins for the three and nine months ended September 30, 2013 was partially due to a year-over-year decline in the amount of license revenue recognized on the sale of technology in the BEST reporting segment, which had no cost of revenue. In addition, there was a negative impact due to the strengthening of the U.S. Dollar versus the Japanese Yen, as Yen denominated revenues substantially exceeded our Yen denominated expenses. Finally, volume declines in our Bruker MAT group and pricing pressure in certain markets served by the Bruker BioSpin group had a negative impact on our margins.

Selling, general and administrative expenses and research and development expenses increased to $151.2 million, or 34.4% of revenue, in the three months ended September 30, 2013 from $147.3 million, or 32.9% of revenue, for the three months ended September 30, 2012. Selling, general and administrative expenses and research and development expenses stayed consistent at $461.0 million, or 35.8% of revenue, in the nine months ended September 30, 2013 compared to $461.4 million, or 36.2% of revenue, for the nine months ended September 30, 2012. The increase in selling, general and administrative expenses and research and development expenses for the three months ended September 30, 2013 was driven primarily by increased general and administrative spending related to certain investments, including financial systems improvements, as well as expenses due to recent acquisitions, partially offset by the impact of recent productivity improvement initiatives.

Income from operations for the three months ended September 30, 2013 was $31.5 million, resulting in an operating margin of 7.2%, compared to income from operations of $60.3 million, resulting in an operating margin of 13.5%, for the comparable period in 2012. Income from operations for the nine months ended September 30, 2013 was $87.2 million, resulting in an operating margin of 6.8%, compared to income from operations of $116.8 million, resulting in an operating margin of 9.2%, for the comparable period in 2012. Included in income from operations are various charges for amortization of acquisition-related intangible assets and other acquisition-related costs, legal and other professional service fees related to our internal FCPA investigation, and restructuring and relocation costs totaling, in the aggregate, $15.8 million and $9.1 million for the three months ended September 30, 2013 and 2012, respectively, and $37.0 and $29.2 million for the nine months ended September 30, 2013 and September 30, 2012, respectively. Excluding these charges, operating margins were 10.8% and 15.5% for the three months ended September 30, 2013 and 2012, respectively, and 9.6% and 11.5% for the nine months ended September 30, 2013 and 2012, respectively. Operating margins for the three and nine months ended September 30, 2013 decreased primarily as a result of lower gross margins and the decreased rate of growth in revenue relative to prior periods.

Our effective tax rate for the three months ended September 30, 2013 was 36.9% compared to 30.7% for the comparable period in 2012. Our effective tax rate for the nine months ended September 30, 2013 was 35.2% compared to 37.5% for the comparable period in 2012. The changes in the effective tax rate are primarily due to the mix of earnings among tax jurisdictions as well as because, beginning in the first quarter of 2013, we determined our quarterly tax expense based on our projected annual effective tax rate.

Our net income attributable to the shareholders of Bruker Corporation for the three months ended September 30, 2013 was $16.6 million, or $0.10 per diluted share, compared to $39.7 million, or $0.24 per diluted share, for the comparable period in 2012. Our net income attributable to the shareholders of Bruker Corporation for the nine months ended September 30, 2013 was $44.9 million, or $0.27 per diluted share, compared to $64.7 million, or $0.39 per diluted share, for the comparable period in 2012.

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

Income taxes.  The determination of income tax expense requires us to make certain estimates and judgments concerning the annual effective tax rate, the calculation of deferred tax assets and liabilities, as well as the deductions, carryforwards and credits that are available to reduce taxable income. Deferred tax assets and liabilities arise from differences in the timing of the recognition of revenue and expenses for financial statement and tax purposes. Deferred tax assets and liabilities are measured using the tax rates in effect for the year in which these temporary differences are expected to be settled. We estimate the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction, and we provide a valuation allowance for tax assets and loss carryforwards that we believe will more likely than not go unused. If it becomes more likely than not that a tax asset or loss carryforward will be used for which a reserve has been provided, we reverse the related valuation allowance. If our actual future taxable income by tax jurisdiction differs from estimates, additional allowances or reversals of reserves may be necessary. In addition, we only recognize benefits for tax positions that we believe are more likely than not of being sustained upon review by a taxing authority with knowledge of all relevant information. We reevaluate our uncertain tax positions on a quarterly basis and any changes to these positions as a result of tax audits, tax laws or other facts and circumstances could result in additional charges or credits to operations.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2013 compared to the Three Months Ended September 30, 2012

Consolidated Results

The following table presents our results for the three months ended September 30, 2013 and 2012 (dollars in millions, except per share data):

	Three Months Ended September 30,
	2013	2012
Product revenue	$385.0	$378.6
Service revenue	53.1	50.9
Other revenue	0.9	18.3
Total revenue	439.0	447.8

Cost of product revenue	208.6	206.8
Cost of service revenue	37.2	30.9
Total cost of revenue	245.8	237.7
Gross profit	193.2	210.1

Operating expenses:
Selling, general and administrative	105.7	102.4
Research and development	45.5	44.9
Other charges, net	10.5	2.5
Total operating expenses	161.7	149.8
Operating income	31.5	60.3

Interest and other income (expense), net	(4.7)	(2.7)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	26.8	57.6
Income tax provision	9.9	17.7
Consolidated net income	16.9	39.9
Net income attributable to noncontrolling interest in consolidated subsidiaries	0.3	0.2
Net income attributable to Bruker Corporation	$16.6	$39.7

Net income per common share attributable to Bruker Corporation shareholders:
Basic and diluted	$0.10	$0.24

Weighted average common shares outstanding:
Basic	167.0	166.0
Diluted	168.7	167.3

Revenue

For the three months ended September 30, 2013, our revenue decreased by $8.8 million, or 2.0%, to $439.0 million, compared to $447.8 million for the comparable period in 2012. Included in this change in revenue is an increase of approximately $2.2 million from the impact of foreign exchange, primarily due to a weakening of the U.S. Dollar versus the Euro, partially offset by a strengthening of the U.S. Dollar versus the Japanese Yen, and a decrease of approximately $0.4 million attributable to our recent acquisitions and divestitures. Excluding the effect of foreign exchange and our recent acquisitions and divestitures, revenue decreased by $10.6 million, or 2.4%. The decrease in revenue on an adjusted basis was primarily attributable to the BEST reporting segment, which decreased $11.6 million, or 27.1%, partially offset by the BSI reporting segment, which increased $1.4 million, or 0.3%.

Revenue in the BEST reporting segment decreased on an adjusted basis primarily due to $16.4 million of license revenue recognized on the sale of technology during the three months ended September 30, 2012, partially offset by increased sales of low temperature superconducting wire, beamline and cavity device sales.  Within the BSI reporting segment, on an adjusted basis, there was a decrease in revenue in the Bruker BioSpin group, driven by lower sales within the Pre-Clinical Imaging division, particularly magnetic resonance imaging products, resulting from the timing of completing certain system installations. The Bruker CALID group had an increase in revenue, driven primarily by the Bruker Optics division, which had increases in revenue across its product lines due to improved order execution and strong demand, as well as sales increases for the MALDI Biotyper product sold by the Life Sciences division and Bruker Detection products. The Bruker MAT group had a decrease in revenue driven by decreased demand from customers in the semiconductor and other industrial markets, particularly for atomic force microscopy products.

Cost of Revenue

Our cost of revenue for the three months ended September 30, 2013 was $245.8 million, resulting in a gross profit margin of 44.0%, compared to cost of product and service revenue of $237.7 million, resulting in a gross profit margin of 46.9%, for the comparable period in 2012. Our cost of revenue for the three months ended September 30, 2013 and 2012 includes charges of $5.0 million and $5.8 million, respectively, primarily representing the difference between the fair value and the cost of inventories acquired in business combinations and sold during the period, amortization of acquisition-related intangible assets and acquisition-related fixed asset charges. Excluding these charges, our gross profit margin for the three months ended September 30, 2013 and 2012 was 45.1% and 48.2%, respectively. Lower gross profit margin, on an adjusted basis, was mainly attributable to license revenue on the sale of technology in the BEST reporting segment recognized during the three months ended September 30, 2012, which did not have any cost of revenue.  Other factors contributing to the decline in our gross profit margin were the impact of the strengthening of the U.S. Dollar versus the Japanese Yen, as Yen denominated revenues substantially exceeded our Yen denominated expenses, volume declines in our Bruker MAT group and pricing pressure in certain markets served by the Bruker BioSpin group.

Selling, General and Administrative

Our selling, general and administrative expense for the three months ended September 30, 2013 increased to $105.7 million, or 24.1% of total revenue, from $102.4 million, or 22.9% of total revenue, for the comparable period in 2012. The increase in selling, general and administrative expenses was primarily attributable to increased general and administrative spending related to certain investments, including financial systems improvements, as well as expenses relating to recent acquisitions, partially offset by the impact of recent productivity improvement initiatives.

Research and Development

Our research and development expense for the three months ended September 30, 2013 increased to $45.5 million, or 10.4% of total revenue, from $44.9 million, or 10.0% of total revenue, for the comparable period in 2012. The increase in research and development expenses was predominantly attributable to higher levels of material consumption and expenses related to recent acquisitions, partially offset by the impact of recent productivity improvement initiatives.

Other Charges, Net

Other charges, net were $10.5 million and $2.5 million for the three months September 30, 2013 and 2012, respectively.

The charges recorded for the three months ended September 30, 2013 relate primarily to the BSI reporting segment.  The charges consist of $8.6 million of restructuring costs, including $6.9 million within the BSI reporting segment and $1.7 million within the BEST reporting segment, related to closing facilities and implementing outsourcing and other restructuring initiatives, $1.1 million of acquisition-related costs, $0.7 million of legal and other professional service fees associated with our FCPA internal investigation and $0.1 million of costs related to a factory relocation occurring within the BEST reporting segment.

The charges recorded for the three months ended September 30, 2012 consist of legal and other professional service fees associated with our FCPA internal investigation and two factory relocations within the BEST reporting segment, offset by acquisition-related income.

The Company expects to record additional charges related to the restructuring initiatives referred to above.  Based on the current restructuring initiatives, we expect to record additional charges of approximately $15-20 million during the remainder of 2013 and 2014, consisting of approximately $10-13 million of severance and approximately $5-7 million of exit related costs.

Interest and Other Income (Expense), Net

Interest and other income (expense), net during the three months ended September 30, 2013 was $(4.7) million, compared to $(2.7) million for the comparable period of 2012.

During the three months ended September 30, 2013, the major components within interest and other income (expense), net were net interest expense of $3.2 million and realized and unrealized losses on foreign currency transactions of $1.7 million. During the three months ended September 30, 2012, the major components within interest and other income (expense), net were net interest expense of $3.4 million and realized and unrealized losses on foreign currency transactions of $2.1 million, offset by a $2.2 million gain on sale of a business.

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

The income tax provision for the three months ended September 30, 2013 was $9.9 million compared to $17.7 million for the three months ended September 30, 2012, representing effective tax rates of 36.9% and 30.7%, respectively. The increase in our effective tax rate is primarily due to changes in the mix of earnings among tax jurisdictions, as well as because, beginning in 2013, we determined our quarterly tax expense based on our projected annual effective tax rate.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests for the three months ended September 30, 2013 was $0.3 million compared to $0.2 million for the comparable period of 2012. The net income (loss) attributable to noncontrolling interests represents the minority shareholders’ proportionate share of the net income (loss) recorded by our majority-owned indirect subsidiaries.

Net Income Attributable to Bruker Corporation

Our net income for the three months ended September 30, 2013 was $16.6 million, or $0.10 per diluted share, compared to $39.7 million, or $0.24 per diluted share, for the comparable period in 2012. The decrease was due to a combination of lower revenue, lower gross margins and an increase in operating expenses as discussed above, partially offset by lower income tax expense.

Segment Results

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment (dollars in millions):

	Three Months Ended September 30,			Percentage
	2013	2012	Dollar Change	Change
Scientific Instruments	$410.6	$408.9	$1.7	0.4%
Energy & Supercon Technologies	32.5	42.4	(9.9)	(23.3)%
Eliminations (a)	(4.1)	(3.5)	(0.6)
	$439.0	$447.8	$(8.8)	(2.0)%

(a) Represents product and service revenue between reportable segments.

Scientific Instruments Segment Revenues

For the three months ended September 30, 2013, the BSI reporting segment revenue increased by $1.7 million, or 0.4%, to $410.6 million, compared to $408.9 million for the comparable period in 2012. Included in this change in revenue is an increase of approximately $0.7 million from the impact of foreign exchange, primarily due to the weakening of the U.S. Dollar versus the Euro, partially offset by the strengthening of the U.S. Dollar versus the Japanese Yen, and a decrease of approximately $0.4 million attributable to our recent acquisitions and divestitures. Excluding the effect of foreign exchange and our recent acquisitions and divestitures, revenue increased by $1.4 million, or 0.3%.

The Bruker BioSpin group experienced a decrease in revenue, driven by lower sales within the Pre-Clinical Imaging division, particularly magnetic resonance imaging products, resulting from the timing of completing certain system installations. The Bruker CALID group experienced an increase in revenue, driven primarily by the Bruker Optics division, which had increases in revenue across its product lines due to improved order execution and strong demand, as well as sales increases of the MALDI Biotyper product sold by the Life Sciences division and Bruker Detection products. The Bruker MAT group experienced a decrease in revenue driven by the decreased demand in the semiconductor and other industrial markets, particularly for atomic force microscopy products.

System revenue and aftermarket revenue as a percentage of total BSI reporting segment revenue were as follows (dollars in millions):

	Three Months Ended September 30,
	2013		2012
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System revenue	$328.1	79.9%	$333.9	81.7%
Aftermarket revenue	82.5	20.1%	75.0	18.3%
Total revenue	$410.6	100.0%	$408.9	100.0%

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

Energy & Supercon Technologies Segment Revenues

BEST reporting segment revenue decreased by $9.9 million, or 23.3%, to $32.5 million for the three months ended September 30, 2013, compared to $42.4 million for the comparable period in 2012. Included in this change in revenue is an increase of approximately $1.7 million from the impact of foreign exchange due to the weakening of the U.S. Dollar versus the Euro and other foreign currencies. Excluding the effect of foreign exchange, revenue decreased by $11.6 million, or 27.1%. The decrease in revenue, on an adjusted basis, is attributable to $16.4 million of license revenue recognized on the sale of technology during the three months ended September 30, 2012, partially offset by increased sales of low temperature superconducting wire, beamline and cavity device sales.

System and wire revenue and aftermarket revenue as a percentage of total BEST reporting segment revenue were as follows (dollars in millions):

	Three Months Ended September 30,
	2013		2012
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System and wire revenue	$31.2	96.0%	$24.4	57.5%
Aftermarket revenue	1.3	4.0%	18.0	42.5%
Total revenue	$32.5	100.0%	$42.4	100.0%

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

Gross Profit and Operating Expenses

For the three months ended September 30, 2013, gross profit margin in the BSI reporting segment decreased to 46.1% from 46.7% for the comparable period in 2012. Lower gross profit margins resulted primarily from the impact of the strengthening of the U.S. Dollar versus the Japanese Yen, volume declines in our Bruker MAT group and pricing pressure in certain markets served by the Bruker BioSpin group. BEST reporting segment gross profit margin decreased to 16.3% from 50.2% for the comparable period in 2012. BEST reporting segment 2012 results benefitted from the recognition of license revenue on the sale of technology during the three months ended September 30, 2012, which did not have any cost of revenue. In the three months ended September 30, 2013, selling, general and administrative expenses and research and development expenses in the BSI reporting segment increased to $146.8 million, or 35.8% of segment revenue, from $140.8 million, or 34.4% of segment revenue, for the comparable period in 2012. The increase was driven primarily by increased general and administrative spending related to certain investments, including financial system improvements, as well as expenses relating to recent acquisitions, partially offset by the impact of recent productivity improvement initiatives. Selling, general and administrative expenses and research and development expenses in the BEST reporting segment decreased to $4.4 million, or 13.5% of segment revenue, from $6.5 million, or 15.3% of segment revenue for the comparable period in 2012.  The decrease was attributable to the impact of certain productivity improvement initiatives.

Income (Loss) from Operations

The following table presents income (loss) from operations and operating margins on revenue by reportable segment (dollars in millions):

	Three Months Ended September 30,
	2013		2012
	Operating Income (Loss)	Percentage of Segment Revenue	Operating Income (Loss)	Percentage of Segment Revenue
Scientific Instruments	$33.8	8.2%	$48.0	11.7%
Energy & Supercon Technologies	(0.8)	(2.5)%	14.4	34.0%
Corporate, eliminations and other (a)	(1.5)		(2.1)
Total operating income	$31.5	7.2%	$60.3	13.5%

(a) Represents corporate costs and eliminations not allocated to the reportable segments.

BSI reporting segment income from operations for the three months ended September 30, 2013 was $33.8 million, resulting in an operating margin of 8.2%, compared to income from operations of $48.0 million, resulting in an operating margin of 11.7%, for the comparable period in 2012. Income from operations includes $14.0 million and $8.8 million for the three months ended 2013 and 2012, respectively, of various charges to inventory, amortization of acquisition-related intangible assets and other charges. Excluding these costs, income from operations in the BSI reporting segment would have been $47.8 million and $56.8 million, or an operating margin of 11.6% and 13.9%, for the three months ended September 30, 2013 and 2012, respectively. Income from operations, on an adjusted basis, decreased as a result of lower revenues and gross margins, which in part were negatively impacted by the strengthening of the U.S. Dollar versus the Japanese Yen, as Yen denominated revenues substantially exceeded our Yen denominated expenses, and higher operating expenses.

BEST reporting segment’s income (loss) from operations for the three months ended September 30, 2013 was $(0.8) million, resulting in an operating margin of (2.5)%, compared to $14.4 million, resulting in an operating margin of 34.0%, for the comparable period in 2012. The decline in operating margin was primarily the result of the lower revenues, as noted above, and $1.7 million of restructuring expenses recorded during the three months ended September 30, 2013.  These factors were partially offset by lower selling, general and administrative expenses and research and development expenses.

Nine Months Ended September 30, 2013 compared to the Nine Months Ended September 30, 2012

Consolidated Results

The following table presents our results for the nine months ended September 30, 2013 and 2012 (dollars in millions, except per share data):

	Nine Months Ended September 30,
	2013	2012
Product revenue	$1,119.9	$1,101.0
Service revenue	159.3	150.2
Other revenue	8.1	22.9
Total revenue	1,287.3	1,274.1

Cost of product revenue	610.9	596.5
Cost of service revenue	107.1	89.9
Total cost of revenue	718.0	686.4
Gross profit	569.3	587.7

Operating expenses:
Selling, general and administrative	319.6	316.4
Research and development	141.4	145.0
Other charges, net	21.1	9.5
Total operating expenses	482.1	470.9
Operating income	87.2	116.8

Interest and other income (expense), net	(16.4)	(13.0)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	70.8	103.8
Income tax provision	24.9	38.9
Consolidated net income	45.9	64.9
Net income attributable to noncontrolling interest in consolidated subsidiaries	1.0	0.2
Net income attributable to Bruker Corporation	$44.9	$64.7

Net income per common share attributable to Bruker Corporation shareholders:
Basic and diluted	$0.27	$0.39

Weighted average common shares outstanding:
Basic	166.6	165.9
Diluted	168.4	167.3

Revenue

For the nine months ended September 30, 2013, our revenue increased by $13.2 million, or 1.0%, to $1,287.3 million, compared to $1,274.1 million for the comparable period in 2012. Included in this change in revenue is a decrease of approximately $7.3 million from the impact of foreign exchange, primarily due to the strengthening of the U.S. Dollar versus the Japanese Yen, partially offset by a weakening of the U.S. Dollar versus the Euro, and a decrease of approximately $4.3 million attributable to our recent acquisitions and divestitures. Excluding the effect of foreign exchange and our recent acquisitions and divestitures, revenue increased by $24.8 million, or 2.0%. The increase in revenue on an adjusted basis is attributable to the BSI reporting segment, which increased by $28.3 million, or 2.4%. BEST reporting segment revenue was consistent with the prior year.

Within the BSI reporting segment, on an adjusted basis, there was an increase in revenue in the Bruker BioSpin group, primarily driven by increased sales of nuclear magnetic resonance products due to strong demand from academic customers, partially offset by decreased sales of magnetic resonance imaging products within the Pre-Clinical Imaging division. The Bruker CALID group also experienced an increase in revenue, primarily driven by increased sales across the Bruker Optics product lines and of the MALDI Biotyper product sold by the Life Sciences division. The Bruker MAT group experienced a decrease in revenue driven by lower demand in the semiconductor and other industrial markets, particularly for atomic force microscopy products. Revenue in the BEST reporting segment stayed consistent on an adjusted basis primarily due to increased sales of low temperature superconducting wire, beamline and cavity device sales, offset by an incremental decline of $10.7 million of license revenue recognized on the sale of technology.

Cost of Revenue

Our cost of revenue for the nine months ended September 30, 2013 was $718.0 million, resulting in a gross profit margin of 44.2%, compared to cost of product and service revenue of $686.4 million, resulting in a gross profit margin of 46.1%, for the comparable period in 2012. Our cost of revenue for the nine months ended September 30, 2013 and 2012 includes charges of $14.9 million and $17.2 million, respectively, primarily representing the difference between the fair value and the cost of inventories acquired in business combinations and sold during the period, amortization of acquisition-related intangible assets and acquisition-related fixed asset charges. Excluding these charges, our gross profit margin for the nine months ended September 30, 2013 and 2012 was 45.4% and 47.5%, respectively. Lower gross profit margins, on an adjusted basis, were primarily due to the strengthening of the U.S. Dollar versus the Japanese Yen, as Yen denominated revenues substantially exceeded our Yen denominated expenses, a decline in license revenue on the sale of technology in the BEST reporting segment, which had no cost of revenue, volume declines in our Bruker MAT group and pricing pressure in certain markets served by the Bruker BioSpin group.

Selling, General and Administrative

Our selling, general and administrative expense for the nine months ended September 30, 2013 increased to $319.6 million, or 24.8% of total revenue, from $316.4 million, or 24.8% of total revenue, for the comparable period in 2012. The increase in selling, general and administrative expenses in dollars is attributable to increased general and administrative spending related to certain investments, including financial systems improvements, as well as expenses relating to recent acquisitions, partially offset by the impact of certain recent productivity improvement initiatives.

Research and Development

Our research and development expense for the nine months ended September 30, 2013 decreased to $141.4 million, or 11.0% of total revenue, compared with research and development expense of $145.0 million, or 11.4% of total revenue, for the comparable period in 2012. The decrease in research and development expenses is attributable to the impact of certain productivity improvement initiatives and lower levels of research and development material consumption.

Other Charges, Net

Other charges, net were $21.1 million and $9.5 million for the nine months ended September 30, 2013 and 2012, respectively.

The charges recorded for the nine months ended September 30, 2013 relate mainly to the BSI reporting segment. The charges consist of $13.6 million of restructuring costs, including $11.9 million within the BSI reporting segment and $1.7 million within the BEST reporting segment, related to closing facilities and implementing outsourcing and other restructuring initiatives, $1.6 million of acquisition-related costs, $5.3 million of legal and other professional service fees associated with our FCPA internal investigation and $0.6 million of costs related to factory relocations that are occurring within the BEST reporting segment.

The charges recorded for the nine months ended September 30, 2012 consisted predominantly of legal and other professional service fees associated with our FCPA internal investigation and costs related to two factory relocations within the BEST reporting segment.

The Company expects to record additional charges related to the restructuring initiatives referred to above. Based on the current restructuring initiatives, we expect to record additional charges of approximately $15-20 million during the remainder of 2013 and 2014, consisting of approximately $10-13 million of severance and approximately $5-7 million of exit related costs.

Interest and Other Income (Expense), Net

Interest and other income (expense), net during the nine months ended September 30, 2013 was $(16.4) million, compared to $(13.0) million for the comparable period of 2012.

During the nine months ended September 30, 2013, the major components within interest and other income (expense), net were net interest expense of $9.4 million, realized and unrealized losses on foreign currency transactions of $6.8 million and other expenses of $1.1 million, partially offset by a $0.9 million gain on the sale of a product line. The realized and unrealized losses on foreign currency during the nine months ended September 30, 2013 were driven by the strengthening of the U.S. Dollar versus a number of currencies in which we operate. During the nine months ended September 30, 2012, the major components within interest and other income (expense), net were net interest expense of $10.2 million and realized and unrealized losses on foreign currency transactions of $4.2 million, offset by a $2.2 million gain on the sale of a product line during the three months ended September 30, 2012.

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

The income tax provision for the nine months ended September 30, 2013 was $24.9 million compared to $38.9 million for the nine months ended September 30, 2012, representing effective tax rates of 35.2% and 37.5%, respectively. The decrease in our effective tax rate is primarily due to changes in the mix of earnings among tax jurisdictions and because, beginning in 2013, we determined our quarterly tax expense based on our projected annual effective tax rate.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income (loss) attributable to noncontrolling interests for the nine months ended September 30, 2013 was $1.0 million compared to $0.2 million for the comparable period of 2012. The net income (loss) attributable to noncontrolling interests represents the minority shareholders’ proportionate share of the net income (loss) recorded by our majority-owned indirect subsidiaries.

Net Income Attributable to Bruker Corporation

Our net income for the nine months ended September 30, 2013 was $44.9 million, or $0.27 per diluted share, compared to $64.7 million, or $0.39 per diluted share for the comparable period in 2012. The decrease was due to a combination of lower gross margin as discussed above, including a negative impact due to the strengthening of the U.S. Dollar versus the Japanese Yen, as we received a higher percentage of Japanese Yen revenue compared to Japanese Yen expenses incurred.

Segment Results

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment (dollars in millions):

	Nine Months Ended September 30,			Percentage
	2013	2012	Dollar Change	Change
Scientific Instruments	$1,198.5	$1,184.0	$14.5	1.2%
Energy & Supercon Technologies	100.8	98.4	2.4	2.4%
Eliminations (a)	(12.0)	(8.3)	(3.7)
	$1,287.3	$1,274.1	$13.2	1.0%

(a) Represents product and service revenue between reportable segments.

Scientific Instruments Segment Revenues

For the nine months ended September 30, 2013, BSI reporting segment revenue increased by $14.5 million, or 1.2%, to $1,198.5 million, compared to $1,184.0 million for the comparable period in 2012. Included in this change in revenue is a decrease of approximately $9.5 million from the impact of foreign exchange, primarily due to the strengthening of the U.S. Dollar versus the Japanese Yen, partially offset by a weakening of the U.S. Dollar versus the Euro, and a decrease of approximately $4.3 million attributable to our recent acquisitions and divestitures. Excluding the effect of foreign exchange and our recent acquisitions and divestitures, revenue increased by $28.3 million, or 2.4%.

The Bruker BioSpin group experienced an increase in revenue, primarily driven by increased sales of nuclear magnetic resonance products due to strong demand from academic customers, partially offset by decreased sales of magnetic resonance imaging products within the Pre-Clinical Imaging division. The Bruker CALID group also experienced an increase in revenue, driven primarily by increases across the Bruker Optics product lines in part due to improved order execution and strong demand, as well as increased sales of the MALDI Biotyper product sold by the Life Sciences division. The Bruker MAT group experienced a decrease in revenue driven by lower demand from customers in the semiconductor and other industrial markets, particularly for atomic force microscopy products.

System revenue and aftermarket revenue as a percentage of total BSI reporting segment revenue were as follows (dollars in millions):

	Nine Months Ended September 30,
	2013		2012
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System revenue	$965.2	80.5%	$963.3	81.4%
Aftermarket revenue	233.3	19.5%	220.7	18.6%
Total revenue	$1,198.5	100.0%	$1,184.0	100.0%

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

Energy & Supercon Technologies Segment Revenues

BEST reporting segment revenue increased by $2.4 million, or 2.4%, to $100.8 million for the nine months ended September 30, 2013, compared to $98.4 million for the comparable period in 2012. Included in this change in revenue is an increase of approximately $2.5 million from the impact of foreign exchange due to the weakening of the U.S. Dollar versus the Euro and other foreign currencies. Excluding the effect of foreign exchange, revenue decreased by $0.1 million. The revenue decline, on an adjusted basis, was attributable to a reduction of $10.7 million in license revenue recognized on the sale of technology, offset by increased sales of low temperature superconducting wire, beamline and cavity device sales.

System and wire revenue and aftermarket revenue as a percentage of total BEST reporting segment revenue were as follows (dollars in millions):

	Nine Months Ended September 30,
	2013		2012
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System and wire revenue	$91.5	90.8%	$76.2	77.4%
Aftermarket revenue	9.3	9.2%	22.2	22.6%
Total revenue	$100.8	100.0%	$98.4	100.0%

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

Gross Profit and Operating Expenses

In the nine months ended September 30, 2013, gross profit margin in the BSI reporting segment decreased to 45.8% from 47.0% for the comparable period in 2012. Lower gross profit margins resulted primarily from the impact of the strengthening of the U.S. Dollar versus the Japanese Yen, volume declines in our Bruker MAT group and pricing pressure in certain markets served by the Bruker BioSpin group. BEST reporting segment gross profit margin decreased to 23.6% from 34.7% for the comparable period in 2012, primarily due a decline in recognition of license revenue on the sale of technology, which did not have any cost of revenue. In the nine months ended September 30, 2013, selling, general and administrative expenses and research and development expenses in the BSI reporting segment increased to $446.1 million, or 37.2% of segment revenue, from $442.1 million, or 37.3% of segment revenue, for the comparable period in 2012. The increase in dollars was driven by higher general and administrative spending related to certain investments, including financial systems improvements, as well as expenses due to recent acquisitions, partially offset by reductions from recent productivity improvement initiatives and lower levels of research and development material consumption. Selling, general and administrative expenses and research and development expenses in the BEST reporting segment decreased to $14.9 million, or 14.8% of segment revenue, from $19.3 million, or 19.6% of segment revenue for the comparable period in 2012.  The decrease was attributable to the impact of certain productivity improvement initiatives.

Income (Loss) from Operations

The following table presents income (loss) from operations and operating margins on revenue by reportable segment (dollars in millions):

	Nine Months Ended September 30,
	2013		2012
	Operating Income (Loss)	Percentage of Segment Revenue	Operating Income (Loss)	Percentage of Segment Revenue
Scientific Instruments	$84.0	7.0%	$106.3	9.0%
Energy & Supercon Technologies	6.7	6.6%	13.4	13.6%
Corporate, eliminations and other (a)	(3.5)		(2.9)
Total operating income	$87.2	6.8%	$116.8	9.2%

(a) Represents corporate costs and eliminations not allocated to the reportable segments.

BSI reporting segment income from operations for the nine months ended September 30, 2013 was $84.0 million, resulting in an operating margin of 7.0%, compared to income from operations of $106.3 million, resulting in an operating margin of 9.0%, for the comparable period in 2012. Income from operations includes $34.5 million and $27.6 million for the nine months ended September 30, 2013 and 2012, respectively, of various charges to inventory, amortization of acquisition-related intangible assets and other charges. Excluding these costs, income from operations in the BSI reporting segment would have been $118.5 million and $133.9 million, or an operating margin of 9.9% and 11.3%, for the nine months ended September 30, 2013 and 2012, respectively. Income from operations, on an adjusted basis, declined primarily as a result of lower gross margins and the impact of the strengthening of the U.S. Dollar versus the Japanese Yen, as Yen denominated revenues substantially exceeded our Yen denominated expenses. These declines were partially offset by higher revenues described above.

BEST reporting segment income from operations for the nine months ended September 30, 2013 was $6.7 million, resulting in an operating margin of 6.6%, compared to $13.4 million, resulting in an operating margin of 13.6%, for the comparable period in 2012. The decline in operating margin was primarily the result of lower levels of license revenue on the sale of technology in the BEST reporting segment, which had no cost of revenue, and $1.7 million of restructuring expenses recorded during the three months ended September 30, 2013. These factors were partially offset by lower selling, general and administrative expenses and research and development expenses.

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

During the nine months ended September 30, 2013, net cash provided by operating activities was $13.6 million, resulting primarily from consolidated net income adjusted for non-cash items of $112.3 million, partially offset by an increase in working capital of $98.7 million. During the nine months ended September 30, 2012, net cash provided by operating activities was $42.2 million, resulting primarily from $135.5 million of consolidated net income adjusted for non-cash items, offset, in part, by a $93.3 million increase in working capital.

During the nine months ended September 30, 2013, net cash used in investing activities was $51.6 million, compared to net cash used in investing activities of $65.7 million during the nine months ended September 30, 2012. Cash used in investing activities during the nine months ended September 30, 2013 was primarily attributable to $40.5 million of capital expenditures, net and $11.6 million used for acquisitions. Cash used in investing activities during the nine months ended September 30, 2012 was attributable to $47.3 million of capital expenditures, net and $21.7 million used for acquisitions, partially offset by $3.3 million received from disposal of a business.

During the nine months ended September 30, 2013, net cash provided by financing activities was $24.8 million, compared to net cash provided by financing activities of $33.2 million during the nine months ended September 30, 2012. Cash provided by financing activities during the nine months ended September 30, 2013 was attributable to $19.5 of proceeds from our revolving line of credit and $8.0 million of proceeds from the issuance of common stock in connection with stock option exercises, offset, in part, by an increase in restricted cash of $1.3 million and repayment of debt of $0.8 million. Cash provided by financing activities during the nine months ended September 30, 2012 was primarily attributable to $240.0 of borrowings under the Note Purchase Agreement, offset, in part, by net repayments under revolving lines of credit of $161.5 million and net debt repayments under various long-term and short-term arrangements of $45.4 million.

At September 30, 2013 and December 31, 2012, we had $294.0 million and $288.2 million, respectively, of foreign cash and cash equivalents, most significantly in Germany and Switzerland, compared to a total amount of cash and cash equivalents at September 30, 2013 and December 31, 2012 of $306.8 million and $310.6 million, respectively.  If the cash and cash equivalents held by our foreign subsidiaries are needed to fund operations in the U.S., or we otherwise elect to repatriate the unremitted earnings of our foreign subsidiaries in the form of dividends or otherwise, or if the shares of the subsidiaries were sold or transferred, we would likely be subject to additional U.S. income taxes, net of the impact of any available tax credits, which could result in a higher effective tax rate in the future.  However, since we have significant current investment plans outside the U.S., it is our current intent to indefinitely reinvest unremitted earnings in our foreign subsidiaries.  Further, based on our current plans and anticipated cash needs to fund our U.S. operations, we do not foresee a need to repatriate earnings of our foreign subsidiaries.

At September 30, 2013, we had outstanding debt totaling $355.7 million, consisting of $240.0 million outstanding under the Note Purchase Agreement, $112.5 million outstanding under the revolving loan component of the Amended Credit Agreement and $3.2 million under capital lease obligations. At December 31, 2012, we had outstanding debt totaling $337.2 million, consisting of $240.0 million outstanding under the Note Purchase Agreement, $93.0 million outstanding under the revolving loan component of the Amended Credit Agreement and $4.2 million under capital lease obligations.

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

The following is a summary of the maximum commitments and net amounts available to the Company under revolving loans as of September 30, 2013 (dollars in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
Amended Credit Agreement	1.3%	$250.0	$112.5	$0.5	$137.0
Other revolving loans	—	219.2	—	176.2	43.0
Total revolving loans		$469.2	$112.5	$176.7	$180.0

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

•                  $20.0 million 3.16% Series 2012A Senior Notes, Tranche A, due January 18, 2017;

•                  $15.0 million 3.74% Series 2012A Senior Notes, Tranche B, due January 18, 2019;

•                  $105.0 million 4.31% Series 2012A Senior Notes, Tranche C, due January 18, 2022; and

•                  $100.0 million 4.46% Series 2012A Senior Notes, Tranche D, due January 18, 2024.

As of September 30, 2013, we were in compliance with the covenants of the Amended Credit Agreement and the Note Purchase Agreement as our leverage ratio was 1.3 and our interest coverage ratio was 12.6.

As of September 30, 2013, we have approximately $53.2 million of German Trade Tax net operating losses that are carried forward indefinitely and U.S. research and development tax credits of approximately $9.1 million available to offset future tax liabilities that expire through 2021. These U.S. tax credit carryforwards are subject to limitations under provisions of the Internal Revenue Code.

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

Impact of Foreign Currencies

We generate a substantial portion of our revenues in international markets, principally Germany and other countries in the European Union, Switzerland and Japan, which exposes our operations to the risk of exchange rate fluctuations. The impact of currency exchange rate movement can be positive or negative in any period. Our costs related to sales in foreign currencies are largely denominated in the same respective currencies, limiting our transaction risk exposure. However, for foreign currency denominated sales in certain regions, such as Japan, where we do not incur significant costs denominated in that foreign currency, we are more exposed to the impact of foreign currency fluctuations. For sales not denominated in U.S. Dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. Dollars, it will require more of the foreign currency to equal a specified amount of U.S. Dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. Dollars than we did before the rate increase went into effect. If we price our products in U.S. Dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. Dollar could result in our prices not being competitive in a market where business is transacted in the local currency. Changes in foreign currency exchange rates decreased our revenue for the nine months ended September 30, 2013 and 2012 by approximately 0.6% and 5.7%, respectively.

Assets and liabilities of our foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using period-end exchange rates. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a separate component of shareholders’ equity. For the nine months ended September 30, 2013 and 2012, we recorded net gains (losses) from currency translation adjustments of $12.3 million and $(4.0) million, respectively. Gains and losses resulting from foreign currency transactions are reported in interest and other income (expense), net in the consolidated statements of income and comprehensive income. Our foreign exchange losses, net were $6.8 million and $4.2 million for nine months ended September 30, 2013 and 2012, respectively.

From time to time, we have entered into foreign currency contracts in order to minimize the volatility that fluctuations in exchange rates have on our cash flows related to purchases and sales denominated in foreign currencies. Under these arrangements, we agree to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates typically with maturities of less than twelve months. These transactions do not qualify for hedge accounting and, accordingly, the instrument is recorded at fair value with the corresponding gains and losses recorded in interest and other income (expense), net in the consolidated statements of income and comprehensive income. At September 30, 2013 and December 31, 2012, we had foreign currency contracts with notional amounts aggregating $124.4 million and $94.3 million, respectively. We will continue to evaluate our currency risks and in the future may utilize foreign currency contracts more frequently as part of a transactional hedging program.

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

Impact of Commodity Prices

We are exposed to certain commodity risks associated with prices for various raw materials. The prices of copper and certain other raw materials, particularly niobium, used to manufacture superconductors have increased significantly over the last decade. Copper and niobium tin are the main components of low temperature superconductors and continued commodity price increases for copper and niobium as well as other raw materials may negatively affect our profitability. Periodically, we enter into commodity forward purchase contracts to minimize the volatility that fluctuations in the price of copper have on our sales of these products. At September 30, 2013 and December 31, 2012, we had fixed price commodity contracts with notional amounts aggregating $4.4 million and $3.4 million, respectively. We will continue to evaluate our commodity risks and may utilize commodity forward purchase contracts more frequently in the future.

Inflation

We do not believe inflation had a material impact on our business or operating results during any of the periods presented.

ITEM 4.                                                CONTROLS AND PROCEDURES

We have established disclosure controls and procedures that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) by others within our organization. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2013. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II                                                OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS

Please see Part I, Item 1, “Financial Information- Note 10. Commitments and Contingencies- Legal” which is incorporated by reference into this item. Additional information about our legal proceedings can be found in Part I, Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2012 and in Part II, Item 1, “Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

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
101

The following materials from the Bruker Corporation Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) Notes to the Condensed Consolidated Financial Statements(2)

(1)         Filed herewith.

(2)         Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUKER CORPORATION

Date: November 8, 2013	By:	/s/ FRANK H. LAUKIEN, PH.D.
Frank H. Laukien, Ph.D. President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 8, 2013	By:	/s/ CHARLES F. WAGNER, JR.
Charles F. Wagner, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)