Form 10-K
period 2013-12-31
BRUKER CORP
filed 2014-02-27
CIK 1109354

Use these links to rapidly review the document

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the fiscal year ended December 31, 2013
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2013 (the last business day of the registrant's most recently completed second fiscal quarter) was $1,761,091,576, based on the reported last sale price on the Nasdaq Global Select Market. This amount excludes an aggregate of 58,090,773 shares of common stock held by officers and directors and each person known by the registrant to own 10% or more of the outstanding common stock of the registrant as of June 30, 2013. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant. The number of shares of the registrant's common stock outstanding as of February 20, 2014 was 167,611,844.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the information required by Part III of this report (Items 10, 11, 12, 13 and 14) are incorporated by reference from the registrant's definitive Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed within 120 days of the close of the registrant's fiscal year.

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

PART I

ITEM 1    BUSINESS

Our Business

        We are a designer and manufacturer of proprietary life science and materials research systems and associated products that address the rapidly evolving needs of a diverse array of customers in life science, pharmaceutical, biotechnological, clinical and molecular diagnostics research, and materials and chemical analysis in various industries and government applications. Our technology platforms include magnetic resonance technologies, mass spectrometry technologies, gas chromatography technologies, X-ray technologies, spark-optical emission spectroscopy, atomic force microscopy, stylus and optical metrology technology, and infrared and Raman molecular spectroscopy technologies. We manufacture and distribute a broad range of field analytical systems for chemical, biological, radiological, nuclear and explosives, or CBRNE, detection. We also design, manufacture and market high and low temperature superconducting materials and devices based primarily on metallic low temperature superconductors. Our corporate headquarters are located in Billerica, Massachusetts. We maintain major technical and manufacturing centers in Europe, North America, and Japan, and we have sales offices located throughout the world.

Strategy and Competitive Strengths

        Our business strategy is to capitalize on our ability to innovate and generate above market revenue growth, both organically and through acquisitions. Our strategy also includes improving our gross margins and effectively leveraging our research and development, sales, marketing and distribution investments, and general and administrative expenses with the goal of enhancing our operating margins and improve our earnings in the future.

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

        The Bruker BioSpin Group combines the Bruker Magnetic Resonance and Preclinical Imaging divisions and designs, manufactures and distributes enabling life science tools based on magnetic resonance and preclinical imaging technologies. Bruker BioSpin sells various systems utilizing magnetic resonance technology, including magnetic resonance imaging systems (MRI), nuclear magnetic resonance systems (NMR) and electron paramagnetic resonance systems, as well as OEM MRI magnets to medical device manufacturers. Bruker BioSpin's preclinical imaging division sells single and multiple modality systems using MRI, position emission tomography (PET), single photon emission tomography (SPECT), computed tomography (CT), magnetic particle imaging (MPI) and optical imaging (fluorescence and bioluminescence) technologies to preclinical markets.

        The Bruker CALID Group combines the Bruker Life Sciences and Clinical, Bruker Chemical and Applied Markets (CAM), Bruker Detection and Bruker Optics divisions. The Bruker CALID Group designs, manufactures and distributes life science mass spectrometry instruments that can be integrated and used along with other sample preparation or chromatography instruments, as well as Chemical, Biological, Radiological, Nuclear and Explosive (CBRNE) detection products and instruments based on Raman molecular spectroscopy technologies. Bruker CALID's mass spectrometry units are typically used in applications of expression proteomics, clinical proteomics, metabolic and peptide biomarker profiling, drug discovery and development, molecular diagnostics research, molecular and systems biology, and basic molecular medicine research and clinical microbiology (for research use only outside the European Union).

        The Bruker MAT Group combines the Bruker AXS, Bruker Nano Surfaces, Bruker Nano Analytics and Bruker Elemental divisions and designs, manufactures and distributes spectroscopy and microscopy instruments for the analysis of composition and structure in material science and life science samples. The instruments are based on advanced technologies in X-ray fluorescence spectroscopy (XRF), X-ray diffraction (XRD), X-ray micro computed tomography (μCT), atomic force microscopy (AFM), stylus and optical metrology (SOM) and fluorescence microscopy (FM), and also include analytical tools for electron microscopes, handheld, portable and mobile X-ray fluorescence, and spark optical emission spectroscopy systems.

        The Bruker Energy & Supercon Technologies (BEST) division develops and produces low temperature superconductor and high temperature superconductor materials for use in advanced magnet technology and energy applications as well as linear accelerators, accelerator cavities, insertion devices, other accelerator components and specialty superconducting magnets for physics and energy research and a variety of other scientific applications.

        For financial reporting purposes, we combine the Bruker BioSpin, Bruker CALID and Bruker MAT operating segments into the Scientific Instruments reporting segment because each has similar economic characteristics, product processes and services, types and classes of customers, methods of distribution and regulatory environments. As such, our management reports its financial results based on the following segments:

  •
  Bruker Scientific Instruments (BSI).  The operations of this segment include the design, manufacture and distribution of advanced instrumentation and automated solutions based on magnetic resonance technology, mass spectrometry technology, gas chromatography technology, X-ray technology, spark-optical emission spectroscopy technology, atomic force microscopy technology, stylus and optical metrology technology, and infrared and Raman molecular spectroscopy technology. Typical customers of the BSI segment include: pharmaceutical, biotechnology and molecular diagnostic companies; academic institutions, medical schools and other non-profit organizations; clinical microbiology laboratories; government departments and agencies; nanotechnology, semiconductor, chemical, cement, metals and petroleum companies; and food, beverage and agricultural analysis companies and laboratories.

  •
  Bruker Energy & Supercon Technologies (BEST).  The operations of this segment include the design, manufacture and marketing of superconducting materials, primarily metallic low temperature superconductors, for use in magnetic resonance imaging, nuclear magnetic resonance, fusion energy research and other applications, and ceramic high temperature superconductors primarily for energy technology and magnet research applications. We also design, manufacture and market normal and superconducting linear accelerators and radio frequency cavities and systems, as well as synchrotron and beamline instrumentation. Typical customers of the BEST segment include companies in the medical industry, private and public research and development laboratories in the fields of fundamental and applied sciences and energy research, academic institutions and government agencies.

BSI Segment

        The Bruker BioSpin Group designs, manufactures and distributes enabling life science tools based on magnetic resonance technology. Magnetic resonance is a natural phenomenon occurring when a molecule placed in a magnetic field gives off a signature radio frequency. The signature radio frequency is characteristic of the particular molecule and provides a multitude of precise chemical and structural information. Depending on the intended application, we market and sell to our customers a NMR, or an electron paramagnetic resonance system (EPR). Bruker BioSpin also offers high-field OEM MRI magnets to medical device manufacturers. Bruker BioSpin's preclinical imaging division manufactures and sells single and multiple modality systems using MRI, PET, SPECT, CT, MPI and optical imaging technologies to preclinical markets. Bruker BioSpin's products, which have particular application in structural proteomics, drug discovery, research and food and materials science fields, provide customers with the ability to determine the structure, dynamics, and function of specific molecules, such as proteins, and to characterize and determine the composition of mixtures. The vast majority of Bruker BioSpin's revenues are generated by academic and government customers. Other customers include pharmaceutical and biotechnology companies, nonprofit laboratories, as well as chemical, food and beverage, and polymer companies.

        The Bruker CALID Group primarily designs, manufactures and distributes life-science mass spectrometry instruments that can be integrated and used along with other sample preparation or chromatography instruments. These products are used in both research and clinical diagnostic settings. Mass spectrometers are sophisticated devices that measure the mass or weight of a molecule and can provide accurate information on the identity, quantity, and primary structure of molecules. Mass spectrometry based solutions often combine advanced mass spectrometry instrumentation, automated sampling and sample preparation robots, reagent kits and other disposable products used in conducting tests, or assays, and bioinformatics software. We offer mass spectrometry systems and integrated solutions for applications in multiple existing and emerging life-science markets and chemical and applied markets, including expression proteomics, clinical proteomics, metabolic and peptide biomarker profiling, drug discovery and development, molecular diagnostics research and molecular and systems biology, as well as basic molecular medicine research and clinical microbiology (for research use only outside the European Union).

        We also supply various systems based on mass spectrometry, ion mobility spectrometry, infrared spectroscopy and radiological/nuclear detectors for CBRNE detection in emergency response, homeland security and defense applications. As part of our Bruker Optics division, Bruker CALID also manufactures and distributes research, analytical and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy technologies. These products are utilized in industry, government, and academia for a wide range of applications and solutions for life science, pharmaceutical, food and agricultural analysis, quality control and process analysis applications. Infrared and Raman spectroscopy are widely used in both research and industry as simple, rapid, nondestructive and reliable techniques for applications ranging from basic sample identification and quality control to advanced research. Bruker CALID utilizes Fourier transform and dispersive Raman measurement techniques on an extensive range of laboratory and process spectrometers. The Bruker CALID Group's products are complemented by a wide range of sampling accessories and techniques, which include microanalysis, high-throughput screening, and many others, to help users find suitable solutions to analyze their samples effectively. Customers of our Bruker CALID Group include pharmaceutical, biotechnology, diagnostics companies, academic institutions, medical schools, nonprofit or for-profit forensics, food and beverage safety, environmental and clinical microbiology laboratories, and government departments and agencies.

        The Bruker MAT Group designs, manufactures and distributes advanced X-ray instruments that use electromagnetic radiation with extremely short wavelengths to determine the characteristics of matter and the three-dimensional structure of molecules. The Bruker MAT product portfolio comprises instruments based on X-ray fluorescence spectroscopy (XRF), X-ray diffraction, (XRD) and X-ray micro computed tomography (µCT). Bruker MAT's products also include atomic force microscopy instrumentation (AFM). Such instruments provide atomic or near atomic resolution of surface topography and mechanical, electrical and chemical information using nano scale probes. In addition, the Bruker MAT Group provides advanced fluorescence optical microscopy instruments for multi-photon and for multipoint confocal studies in life science. Also, Bruker MAT provides non-contact nanometer resolution topography through white light interferometry and stylus profilometry. Bruker MAT also manufactures and markets analytical tools for electron microscopes, including energy-dispersive X-ray spectrometers (EDS), electron backscatter diffraction systems (EBSD) and µCT accessories, as well as mobile and bench-top micro X-ray fluorescence (µXRF) and total reflection X-ray fluorescence spectrometers (TXRF). Additionally, Bruker MAT manufactures and distributes handheld, portable and mobile X-ray fluorescence (HMP-XRF), spectrometry instruments and spark optical emission spectroscopy systems (spark-OES) used to analyze the concentration of elements in metallic samples. The Bruker MAT product portfolio also includes carbon, sulfur, oxygen, nitrogen and hydrogen, or CS/ONH, analyzers based on combustion or heat extraction with infrared and thermal conductivity technology. Using modular platforms, we often combine our technology applications with sample preparation tools, automation, consumables, and data analysis software. These products provide customers with the ability to determine the three-dimensional structure of specific molecules, such as proteins, and to characterize and determine the composition of materials down to the dimensions used in nanotechnology. Customers of our Bruker MAT Group include biotechnology and pharmaceutical companies, nanotechnology companies, semiconductor companies, raw material manufacturers, chemical companies, academic institutions, governmental customers and other businesses involved in materials analysis.

BEST Segment

        BEST, designs, manufactures and distributes superconducting materials, primarily metallic low temperature superconductors, for use in magnetic resonance imaging, nuclear magnetic resonance, fusion energy research and other applications. BEST also develops, manufactures and markets ceramic, second generation high temperature superconductors for energy technology and magnet research applications. Additionally, BEST develops, manufactures and markets sophisticated devices and complex tools based primarily on metallic low temperature superconductors that have applications in "big science" research, including radio frequency accelerator cavities and modules, power couplers and linear accelerators. BEST also manufactures and sells non-superconducting high technology tools, such as synchrotron and beamline instrumentation, principally to customers engaged in materials research and "big science" research projects. Additionally, BEST offers non-superconducting CuponalTM materials and wires, based on co-extruded copper and aluminum, used in the power and transportation industries.

Products and Solutions

        We believe that our products and solutions offer the following advantages to our customers:

  •
  high performance and precision;

  •
  integrated solutions for specific applications;

  •
  reliability and increased productivity;

  •
  high-quality results; and

  •
  cost-efficiency.

BSI Segment

  Bruker BioSpin Products

        Bruker BioSpin magnetic resonance systems integrate a radio frequency source and transmitter, one or more sensitive detectors, a magnet sized for the particular application, and operating and analysis software to acquire and analyze radio frequency signatures that are given off when a molecule is placed in a magnetic field. Bruker BioSpin preclinical imaging systems use single or multiple modalities from our technology portfolio comprising MRI, PET, SPECT, CT, MPI and optical imaging. These systems address many of the matter characterization needs of the pharmaceutical and biotechnology industries and also have applications in advanced materials research, materials analysis and quality control. During 2013, we launched a number of new products and technologies in the Bruker BioSpin Group, including Ascend Aeon products, superconducting, nitrogen-free magnet systems some of which do not require liquid helium refills, and the world's first MPI system for preclinical imaging as a complementary technique for disease studies, translational research and drug discovery. We also launched a new release of WineScreener, a high-resolution Fourier transform nuclear magnetic resonance (FT-NMR) based screening system and made a number of extensions to our Assure NMR solutions and Avance console architecture.

        Bruker BioSpin Group's instruments are based on the following technology platforms:

  •
  NMR—Nuclear magnetic resonance;

  •
  MRI—Magnetic resonance imaging;

  •
  EPR—Electron paramagnetic resonance;

  •
  MPI—Magnetic Particle Imaging;

  •
  PET—Positron Emission Tomography;

  •
  SPECT—Single Photon Emission Tomography;

  •
  CT—Computed Tomography; and

  •
  OI—Optical Imaging (fluorescence and bioluminescence).

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

        MRI is a process of creating an image from the manipulation of hydrogen atoms in a magnetic field. In the presence of an external magnetic field, atoms will align with or against the external magnetic field. Application of a radio frequency causes the atoms to jump between high and low energy states. MRI and magnetic resonance spectroscopy, or MRS, include many methods including diffusion-weighted, perfusion-weighted, molecular imaging and contrast-enhance. MRI offers high resolution morphologic information, as well as functional, metabolic or molecular information. Customers use our MRI systems in pharmaceutical research, including metabolomics, to study a number of diseases, including diabetes, neurology, oncology and cardiovascular disorders.

        EPR is a process of absorption of microwave radiation by paramagnetic ions or molecules with at least one unpaired electron that spins in the presence of a static magnetic field. EPR detects unpaired electrons unambiguously, whereas other techniques can only provide indirect evidence of their presence. In addition, EPR can identify the paramagnetic species that are detected, which present information on the molecular structure near the unpaired electron and give insight into dynamic processes such as molecular motions or fluidity. Our EPR instruments are used for a wide range of applications, including advanced materials research, materials analysis and quality control.

        MPI is a process of creating an image from magnetic particles administered to the body of an animal. The magnetic particles are manipulated in a combination of oscillating magnetic fields exhibiting a field free zone. The response of the particles allows a real time 3D data set acquisition of the whole body of an animal, showing the contrast agent distributing in and flowing through the body. This imaging modality is used to detect cardiovascular disorders.

        PET is a process of creating an image from positrons after administration of a positron emitting radionuclide to the body of an animal. Annihilation of the positron produces two photons which show an angle of 180° between them and by this distinguishes these photons from photons originating from other sources. The PET tracer enriches in certain regions of interest within the body and gains molecular information from the animal in vivo. This has widespread applications, most importantly for oncology, inflammation, neurology and cardiovascular disorders, as well as metabolic disease, drug discovery and bone disease.

        SPECT uses a contrast agent containing radionuclides which directly emit single photons. The contrast agent enriches in certain parts of the body of an animal and generates images of the radionuclide distribution in the body. SPECT has widespread application in animal investigations in vivo, most importantly in oncology, neurology and cardiovascular disorders.

        CT is a technology based on X-rays which are used to generate a complete 3D data set. The most important applications are tissue sample analysis or non-invasive in vivo animal imaging. CT offers the highest spatial resolution of all preclinical imaging modalities and is especially useful to generate morphological information of the object or animal under investigation. CT is being used in all fields of preclinical investigations such as bone-orthopedics, cardiovascular, pulmonary, oncology, metabolism and others.

        OI is a process of creating an image from light emitted from within the body of an animal in vivo. This is achieved by administration of a fluorescent imaging agent and corresponding activation of fluorescence via an external light source, or fluorescence imaging. Alternatively, it is possible to manipulate the animal under investigation such that it contains molecules which emit light without external irradiation, or bioluminescence imaging. Optical imaging is a very sensitive imaging technology used for generating molecular information in an investigation. The main fields of application are oncology, neurology, inflammation, stem cell research and bone and infectious diseases.

  Bruker CALID Group Products

        The Bruker CALID mass spectrometry instruments address a wide range of life sciences applications. Mass spectrometry is the method of choice for protein primary structure analysis, including the determination of amino acid sequence and post-translational modifications and protein quantification. As a result, mass spectrometry is an enabling technology of the expression proteomics laboratory. Mass spectrometers are also increasingly used for the discovery of peptide, protein, or metabolite biomarkers and panels or patterns of biomarkers. These biomarkers can be used for toxicity screening or to assess drug efficacy in pre-clinical trials in pharmaceutical drug development. They are also used in clinical research and validation studies in the emerging field of protein molecular diagnostics. Bruker CALID's research, analytical and process analysis instruments are used in both research and industry as simple, rapid, nondestructive and reliable techniques for applications ranging from basic sample identification and quality control to advanced research. The spectrometry product line is complemented by a range of sampling accessories and techniques to help users find the best solution to analyze samples effectively. During 2013, we launched a number of new mass spectrometry and chromatography products, including three quadrupole time-of-flight systems (compact, impact HD and maXis HD) ideally suited for small molecule characterization, screening applications, bottom-up proteomics, and top-down proteomic analysis and the characterization of biopharmaceuticals, an ultra-sensitive inductively coupled plasma mass spectrometer for trace elemental detection and a new high-performance liquid chromatography triple quadrupole mass spectrometer. We also expanded the Fourier transform mass spectrometry (FTMS) product line, with the introduction of the solariX XR.

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

  •
  NIR—Near-infrared spectroscopy; and

  •
  Raman—Raman spectroscopy.

        MALDI-TOF mass spectrometers utilize an ionization process to analyze solid samples using a laser that combines high sample throughput with high mass range and sensitivity. Our MALDI-TOF mass spectrometers are particularly useful for applications in clinical diagnostics, environmental and taxonomical research, and food processing and quality control. Specific applications include: oligonucleotide and synthetic polymer analysis; protein identification and quantification; peptide de novo sequencing; determination of post-translational modifications of proteins; interaction proteomics and protein function analysis; drug discovery and development; and fast body fluid and tissue peptide or protein biomarker detection. MALDI mass spectrometry allows users to classify and identify microorganisms quickly and reliably with minimal sample preparation efforts and life cycle costs. Our MALDI Biotyper solution enables identification, taxonomical classification, or dereplication of microorganisms like bacteria, yeasts, and fungi. We have been selling the MALDI Biotyper in Europe for the past five years. In 2013, we were granted clearance by the U.S. Food and Drug Administration (FDA) to market our MALDI Biotyper for the identification of Gram negative bacterial colonies cultured from human specimens.

        ESI-TOF mass spectrometers utilize an electrospray ionization process to analyze liquid samples. This ionization process, which does not dissociate the molecules, allows for rapid data acquisition and analysis of large biological molecules. ESI-TOF mass spectrometers are particularly useful for: identification, protein analysis and functional complex analysis in proteomics and protein function; molecular identification in metabolomics, natural product and drug metabolite analysis; combinatorial chemistry high throughput screening; and fast liquid chromatography mass spectrometry, or liquid chromatography mass spectrometry (LC-MS), in drug discovery and development.

        FTMS systems utilize high-field superconducting magnets to offer the highest resolution, selectivity, and mass accuracy currently achievable in mass spectrometry. Our systems based on this technology often eliminate the need for time-consuming separation techniques in complex mixture analyses. In addition, our systems can fragment molecular ions to perform exact mass analysis on all fragments to determine molecular structure. FTMS systems are particularly useful for: the study of structure and function of biomolecules, including proteins, DNA, and natural products; complex mixture analysis including body fluids or combinatorial libraries; high-throughput proteomics and metabolomics; and top-down proteomics of intact proteins without the need for enzymatic digestion of the proteins prior to analysis. We offer next-generation hybrid FTMS systems that combine a traditional external quadrupole mass selector and hexapole collision cell with a high-performance FTMS for further ion dissociation, top-down proteomics tools, and ultra-high resolution detection.

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

        GC systems are used to separate volatile or semi-volatile compounds by separating them into individual components using a temperature controlled gas chromatographer. In GC systems, a sample is introduced to the gas chromatographer and it passes through a chromatography column. The chromatographer separates mixtures into individual components and provides a quantitative analysis of the components. Our GC systems can be utilized in a variety of configurations and are designed to enhance system efficiency and performance and to provide analysts with flexibility in choosing their platform or customizing their system to meet their particular application need. Our GC systems are particularly useful for applications in petroleum, fuel and hydrocarbon analysis, food and product safety, and forensics and environmental analysis.

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

        FT-IR spectrometers utilize the mid- and far-infrared regions of the electromagnetic spectrum. Our FT-IR systems are commonly used for various quality control and materials research applications.

        NIR spectrometers utilize the near-infrared region of the electromagnetic spectrum. Our NIR instruments are primarily used for quality and process control applications in the pharmaceutical, food and agriculture, and chemical industries. The pharmaceutical industry is the leading user of NIR instruments, and applications include quality control, research and development, and process analytical technology. The food and agricultural industry is the second largest user of NIR instrumentation, with an increasing demand for food, forage, and beverage quality control.

        Raman spectroscopy provides information on molecular structure. The mechanism of Raman scattering is different from that of infrared absorption, in that Raman and IR spectra provide complementary information. Raman is useful for the identification of both organic and inorganic compounds and functional groups. It is a nondestructive technique, and can be used for the analysis of both liquids and solids. Raman is well suited for use in the polymer and pharmaceutical industries, and has applications in the metals, electronics and semiconductors industries. The technique also has applications in life sciences, forensics and artwork authentication.

        We also sell a wide range of portable analytical and bioanalytical detection systems and related products for CBRNE detection. Our customers use these devices for nuclear, biological agent and chemical agent defense applications, anti-terrorism, law enforcement, and process and facilities monitoring. Our CBRNE detection products use many of the same technology platforms as our life science products, as well as additional technologies, including infrared stand-off detection and ion mobility spectrometry, for handheld chemical detectors. We also provide integrated, comprehensive detection suites that include our multiple detection systems, consumables, training and simulators.

  Bruker MAT Products

        Bruker MAT's X-ray systems integrate powerful detectors with advanced X-ray sources, computer-controlled positioning systems, sample handling devices, and data collection and analysis software to acquire, analyze and manage elemental and molecular information. These integrated solutions address many of the matter characterization and structure needs of the life science, pharmaceutical, semiconductor, raw materials and research industries across a broad range of applications. During 2013, we introduced an innovative high-resolution X-ray micro-CT system, which can non-destructively visualize up to 200 Megapixel (14,450x14,450 pixels) virtual slices through objects, and the ECO series for X-ray fluorescence (XRD), X-ray diffraction (XRF) and chemical X-ray crystallography (SC-XRD), which allows for a reduced ecological footprint while delivering high performance. We also introduced additional enhancements in our atomic force microscopy, optical metrology and electron microscope platforms. In addition, during 2013 we acquired a fluorescence optical microscopy business, adding to the technologies available in our atomic force microscopy business.

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
  FM—Fluorescence optical microscopy;

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

        EDS systems analyze the chemical composition of materials under investigation in electron microscopes by utilizing the fact that atoms of different chemical elements, when exposed to the high energy electron beam generated by the microscope, irradiate X-rays of different, characteristic energy. The evaluation of the energy spectrum collected by our spectrometer allows the determination of the qualitative and quantitative chemical sample composition at the current beam position. EDS systems allow for simultaneous analysis of all elements in the periodic table, beginning with atomic number 4 (beryllium). Our EDS systems are used for a range of applications, including nanotechnology and advanced materials research, as well as materials analysis and quality control. Customers for EDS systems include industrial customers, academia and government research facilities.

        EBSD systems are used to perform quantitative microstructure analysis of crystalline samples in electron microscopes. The microscope's electron beam strikes the tilted sample and diffracted electrons form a pattern on a fluorescent screen. This pattern is characteristic of the crystal structure and orientation of the sample region from which it was generated. It provides the absolute crystal orientation with sub-micron resolution. EBSD can be used to characterize materials with regard to crystal orientation, texture, stress, strain and grain size. EBSD also allows the identification of crystalline phases and their distribution, and is applied to many industries such as metals processing, aerospace, automotive, microelectronics and earth sciences.

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

        AFM systems provide atomic or near-atomic resolution of material surface topography using a nano-scale probe that is brought into light contact with the sample being investigated. In addition to presenting a surface image, AFM can also provide quantitative nano-scale measurements of feature sizes, material properties, electrical information, chemical properties and other sample characteristics. Our AFM systems are used for applications in materials and biological research and semiconductor, data storage hard drive, LED, battery, solar cells, polymers and pharmaceutical product development, and manufacturing.

        FM uses fluorescence microscopy to determine the structure and composition of life science samples. Our products include two-photon microscopes, multipoint scanning confocal microscopes, laser illumination sources, photoactivation, photostimulation, photoablation accessories and synchronization and analysis software. Two-photon microscopes allow imaging deep into tissues and cells and are used widely in neuroscience. Multipoint scanning confocal systems allow live cell imaging with rapid acquisition of images for structural and composition analysis.

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

BEST Segment

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

        We have well-equipped applications and demonstration facilities and qualified application personnel who assist customers and provide product demonstrations in specific application areas. We maintain our primary demonstration facilities at our production facilities as well as in other key market locations.

Customers

        We have a broad and diversified global life sciences customer base, which is composed primarily of end-users and includes pharmaceutical, biotechnology, proteomics, molecular diagnostics, food/feed/agricultural and fine chemical companies, as well as commercial laboratories, university laboratories, medical schools and other not-for-profit research institutions and government laboratories. We also sell to a number of semiconductor, polymer, automotive, cement, steel, aluminum and combinatorial materials design companies. The majority of our low temperature superconducting materials are sold to magnetic resonance imaging and nuclear magnetic resonance imaging manufacturers and our superconducting devices are sold primarily to universities, as well as national and international research facilities. We do not depend on any single customer and no single customer accounted for more than 10% of revenue in any of the last three fiscal years.

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

        We also compete with companies that provide analytical or automation tools based on other technologies. These technologies may prove to be more successful in meeting demands in the markets that our products and solutions serve. In addition, other companies may choose to enter our fields in the future. We believe that the principal competitive factors in our markets are technology-based applications expertise, product specifications, functionality, reliability, marketing expertise, distribution capability, proprietary patent portfolios, cost and cost effectiveness.

BSI Segment

        Bruker BioSpin competes with companies that offer magnetic resonance spectrometers, mainly Agilent, JEOL, and Oxford Instruments. In the field of preclinical imaging, Bruker BioSpin competes with Perkin Elmer, Mediso, Trifoil, MR Solutions, RS2D, Visualsonics (Fuji Film) and others. Bruker CALID competes with a variety of companies that offer mass spectrometry-based systems. Bruker CALID's competitors in the life science markets and chemical and applied markets include Danaher, Agilent, GE-Healthcare, Waters, Thermo Fisher Scientific, Shimadzu, Hitachi and JEOL. Bruker CALID's CBRNE detection customers are highly fragmented, and we compete with a number of companies in this area, of which the most significant competitor is Smiths Detection. Bruker CALID also competes with a variety of companies that offer molecular spectrometry-based systems, including Thermo Fisher Scientific, PerkinElmer, Agilent, Foss, ABB Bomem, Renishaw, Buchi, Shimadzu and Jasco. In addition, there are several smaller companies, specializing in various markets, with which we compete frequently. Bruker MAT competes with companies that offer analytical X-ray solutions, OES systems, AFM and SOM systems, and optical fluorescence systems, primarily Rigaku, Oxford Instruments, Agilent, Thermo Fisher Scientific, Ametek's Spectro and Edax divisions, PANalytical, Jordan Valley, Olympus, Nikon, Zeiss and Danaher's Leica business.

BEST Segment

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

Manufacturing and Supplies

        Several of our manufacturing facilities are certified under ISO 9001:2008 and ISO 13485, an international quality standard. We manufacture and test our magnetic resonance products at our facilities in Karlsruhe, Germany; Wissembourg, France; Zurich, Switzerland; and Billerica, Massachusetts, U.S.A. We manufacture and test our preclinical imaging products at our facilities in Ettlingen, Germany; Wissembourg, France; Kontich, Belgium; Zurich, Switzerland; and Billerica, Massachusetts, U.S.A. We manufacture and test our mass spectrometry products, including CBRNE detection products, at our facilities in Bremen, Germany; Leipzig, Germany; Billerica, Massachusetts, U.S.A.; and Fremont, California, U.S.A. We manufacture and test our molecular spectroscopy products at our facilities in Ettlingen, Germany; Billerica, Massachusetts, U.S.A.; and The Woodlands, Texas, U.S.A. We manufacture and test our X-ray, OES and AFM products at our facilities in Karlsruhe, Germany; Berlin, Germany; Kalkar, Germany; Madison, Wisconsin, U.S.A.; Santa Barbara, California, U.S.A.; Kennewick, Washington, U.S.A.; and Yokohama, Japan. We manufacture and test the majority of our energy and superconducting products at our facilities in Hanau, Germany; Bergisch Gladbach, Germany; Cologne, Germany; and Perth, Scotland. Manufacturing processes at our facilities in Europe and California, U.S.A. include all phases of manufacturing, such as machining, fabrication, subassembly, system assembly, and final testing. Our other facilities primarily perform high-level assembly, system integration, and final testing. We typically manufacture critical components in-house to ensure key competence. We have begun to outsource the manufacturing of various non-critical components such as connectics, mechanics, circuit boards and certain electronics to third party contract manufacturers as part of our cost saving initiatives.

        We purchase material and components from various suppliers that are either standard products or built to our specifications. We obtain some of the components included in our products from a limited group of suppliers or from a single-source supplier for items such as charge coupled device area detectors, X-ray tubes, robotics and infrared optics. Bruker AXS has an ongoing collaboration and joint development project with the Siemens Medical Solutions Vacuum Technology Division in Germany for the development of X-ray tubes. Some Bruker AXS subsidiaries, Bruker Nano GmbH, Bruker Elemental GmbH, and Bruker AXS Handheld Inc., presently procure key X-ray detector chips and certain OES optical detectors and miniaturized X-ray sources from single-source suppliers. In addition, BEST sources niobium titanium and other niobium products from a single supplier.

Research and Development

        We commit substantial capital and resources to internal and collaborative research and development projects in order to provide innovative products and solutions to our customers. We conduct research primarily to enhance system performance and improve the reliability of existing products, and to develop new products and solutions. We expensed $190.5 million, $195.3 million and $177.2 million in 2013, 2012 and 2011, respectively, for research and development purposes. Our research and development efforts are conducted for the relevant products within each of the operating segments, as well as in collaboration on areas such as microfluidics, automation and workflow management software. We have been the recipient of government grants from Germany and the U.S. for various projects related to early-stage research and development. We have generally retained, at a minimum, non-exclusive rights to any items or enhancements we develop under these grants. The German government requires that we use and market technology developed under grants in order to retain our rights to the technology. We have also accepted some sponsored research contracts from private sources.

BSI Segment

        The research and development performed in the BSI segment is primarily conducted at our facilities in Bremen, Ettlingen, Karlsruhe and Leipzig, Germany; Faellanden, Switzerland; Wissembourg,

France; Billerica, Massachusetts, U.S.A.; Madison, Wisconsin, U.S.A.; Fremont, California, U.S.A.; and Santa Barbara, California, U.S.A.

        The Bruker BioSpin Group maintains technical competencies in core magnetic resonance technologies and single- and multimodal imaging technologies and capabilities, including NMR, EPR, MRI, MPI, PET, CT and OI. Recent projects include the development of solid state dynamic nuclear polarization technologies, an ongoing development that enables gains in sensitivity for NMR, high field EPR instrumentation with dedicated cryogen free magnets, high field magnet technology for preclinical MRI, basic NMR research and quadruple tuned cryoprobes for biological research, as well as MPI imaging for preclinical application.

        The Bruker CALID Group maintains technical competencies in core mass spectrometry technologies and capabilities, including: MALDI, ESI, ICP and EI/CI ion sources; TOF, TOF/TOF, ion traps, FTMS and quadrupole analyzers; bioinformatics; and related software. Recent projects include an integrated multidimensional solution for proteomics that provides enhanced protein identification, structural information and distribution and quantitative information. In addition, during 2013 the Bruker CALID Group was granted clearance by the FDA to market our MALDI Biotyper for the identification of Gram negative bacterial colonies cultured from human specimens. The Bruker CALID Group also developed an automated headspace sampler that compliments its gas chromatography products by allowing analysis of potentially toxic volatile organic compounds. The Bruker CALID Group also maintains technical competencies in core vibrational spectroscopy technologies and capabilities, including FT-IR, NIR, and Raman. Recent projects include the LUMOS FT-IR Microscope, which is Bruker Optics' next generation microscope that combines high performance for visual inspection and infrared spectral analysis with high comfort in use.

        The Bruker MAT Group maintains technical competencies in core X-ray technologies and capabilities, including detectors used to sense X-ray and X-ray diffraction patterns, X-ray sources and optics that generate and focus the X-rays, robotics and sample handling equipment that holds and manipulates the experimental material, and software that generates the structural data. Recent projects include refining next-generation high brilliancy optics and microsources, developing new high-power X-ray sources for X-ray diffraction and protein crystallography applications, developing a TXRF system for trace element analysis in semiconductor metrology, developing a new large solid angle, high-resolution, high-throughput energy dispersive X-ray detector for microanalysis, creating a high sensitivity area detector system, and developing other solution-based technologies and software applications including a product for X-ray scattering investigations of protein crystals. The Bruker MAT Group also has leading core competencies in AFM technology with recent innovations including faster scanning and higher resolution imaging and nano-scale electrical and nano-mechanical characterization. The Bruker MAT Group has leading edge technology in optical fluorescence two-photon, microscopy and multipoint scanning microscopy.

BEST Segment

        The research and development performed in the BEST segment is primarily conducted at our facilities in Hanau, Bergisch Gladbach, Cologne, and Alzenau, Germany. BEST maintains technical competencies in the production and development of low and high temperature superconducting materials and devices.

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

        Prior to introducing a product in the U.S., our Bruker AXS subsidiary provides notice to the FDA, in the form of a Radiation Safety Abbreviated Report, which provides identification information and operating characteristics of the product. If the FDA finds that the report is complete, it provides approval in the form of what is known as an accession number. Bruker AXS may not market a product until it has received an accession number. In addition, Bruker AXS submits an annual report to the FDA that includes the radiation safety history of all products it sells in the U.S. Bruker AXS is required to report to the FDA incidents of accidental exposure to radiation arising from the manufacture, testing, or use of any of its products. Bruker AXS also reports to state governments, which products it sells in their states. For sales in Germany, Bruker AXS registers each system with the local authorities. In some countries where Bruker AXS sells systems, Bruker AXS uses the license we obtained from the federal authorities in Germany to assist it in obtaining a license from the country in which the sale occurs. In addition, as indicated above, we are subject to various other foreign and domestic environmental, health and safety laws and regulations in connection with our operations. Apart from these areas, we are subject to the laws and regulations generally applicable to businesses in the jurisdictions in which we operate.

        Our Bruker AXS subsidiary possesses low-level radiation materials licenses from the U.S. Nuclear Regulatory Commission for its facility in Madison, Wisconsin; from the local radiation safety authority, Gewerbeaufsichtsamt Karlsruhe, for its facility in Karlsruhe, Germany; and from the local radiation safety authority, Kanagawa Prefecture, for its facility in Yokohama, Japan, as well as from various other countries in which it sells its products. Our Bruker Daltonics subsidiary possesses low-level radiation licenses for facilities in Billerica, Massachusetts, and Leipzig, Germany. The U.S. Nuclear Regulatory Commission also has regulations concerning the exposure of our employees to radiation.

        Our MALDI Biotyper System is subject to regulation in the U.S. by the FDA. As such, we continually invest in our manufacturing operations and quality systems infrastructures necessary to maintain our FDA clearance. Our facilities in Billerica, Massachusetts have established quality management systems and manufacturing operations which are designed and configured to comply with the standards and requirements for in vitro diagnostic medical devices stipulated by FDA 21 CFR Part 820 and by ISO 13485:2003. The Billerica, Massachusetts manufacturing facility is registered with the FDA as a medical device manufacturing facility, which is the same location where the MALDI Biotyper System is manufactured and distributed.

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

        For the years ended December 31, 2013, 2012 and 2011, $6.1 million, $11.1 million and $4.3 million, respectively, was recorded for legal and other professional services incurred related to the internal investigation of these matters.

Working Capital Requirements

        There are no credit terms extended to customers that would have a material adverse effect on our working capital.

        We typically recognize revenue from system sales upon customer acceptance. To effectively operate our business, we are required to hold a significant number of systems that have been shipped to customers but are not yet accepted by the customer, or finished goods in-transit. As a result, a significant percentage of our inventory represents finished goods in-transit. Finished goods in-transit were $81.9 million and $93.9 million at December 31, 2013 and 2012, respectively. We also have well-equipped applications and demonstration facilities and qualified application personnel who assist customers and provide product demonstrations in specific application areas. In total, we held $48.3 million and $55.0 million of demonstration inventory at December 31, 2013 and 2012, respectively.

Backlog

        Our backlog consists of firm orders under non-cancellable purchase orders received from customers. Total system backlog at December 31, 2013 and 2012 was approximately $921 million and $1,035 million, respectively. We anticipate that approximately 82% of the backlog as of December 31, 2013 will be filled in 2014. We experience variable and fluctuating revenues in the first three quarters of the year, while our fourth quarter revenues have historically been stronger than the rest of the year. As a result, backlog on any particular date can be indicative of our short-term revenue performance, but is not necessarily a reliable indicator of long-term revenue performance.

Employees

        As of December 31, 2013 and 2012, we had approximately 6,200 and 6,400 full-time employees worldwide, respectively. Of these employees, approximately 1,200 were located in the U.S. as of December 31, 2013 and 2012. Our employees in the U.S. are not unionized or affiliated with any labor organizations. Employees based outside the U.S. are primarily located in Europe. Several of our international subsidiaries are parties to contracts with labor unions and workers' councils. We believe that we have good relationships with our employees and the workers' councils.

        As of December 31, 2013, we had approximately 3,060 employees in production and distribution, 1,480 employees in selling and marketing and 1,010 employees in research and development. As of December 31, 2012, we had approximately 3,070 employees in production and distribution, 1,560 employees in selling and marketing and 1,090 employees in research and development.

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

        Our business and results of operations are affected by international, national and regional economic and political conditions. Many of the countries in which we operate, including particularly the U.S. and countries in Europe, have experienced and continue to experience uncertain economic conditions. Our business or financial results may be adversely impacted by unfavorable changes in economic or political conditions in these countries, including adverse changes in interest rates or tax rates, volatile financial and commodity markets, contraction in the availability of credit in the marketplace, and changes in capital spending patterns.

        Our revenue from U.S. operations represented approximately 20% and 21% of total consolidated revenue for fiscal 2013 and 2012, respectively. Our revenue from operations in Europe represented approximately 42% and 39% of total consolidated revenue for the corresponding periods. Our revenue from operations in the Asia Pacific region represented approximately 29% of total consolidated revenue for each of the respective periods. If economic growth in the U.S. and other countries slows or does not improve, current economic conditions in Europe do not improve or deteriorate further, or if the level of government funding for scientific research is reduced, our current or potential customers may delay or reduce purchases which could, in turn, result in reductions in sales of our products, materially and adversely affecting our results of operations and cash flows.

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

        International sales account and are expected to continue to account for a significant portion of our total revenues. Our revenue from non-U.S. operations represented approximately 80% and 79% of our total consolidated revenue for fiscal 2013 and 2012, respectively. Our international operations are, and will continue to be, subject to a variety of risks associated with conducting business internationally, many of which are beyond our control. These risks, which may adversely affect our ability to achieve and maintain profitability and our ability to sell our products internationally, include:

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

  •
  limited intellectual property rights; and

  •
  the burden of complying with a wide variety of complex foreign laws and treaties, including unfavorable labor regulations, specifically those applicable to our European operations, as well as U.S. and local laws affecting the activities of U.S. companies abroad, including the FCPA and local anti-bribery laws.

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

        Our exposure to currency exchange rate fluctuations results primarily from the currency translation exposure associated with the preparation of our consolidated financial statements and from the exposure associated with transactions of our subsidiaries that are denominated in a currency other than the respective subsidiary's functional currency. While our financial results are reported in U.S. Dollars, the financial statements of many of our subsidiaries outside the U.S. are prepared using the local currency as the functional currency. During consolidation, these results are translated into U.S. Dollars by applying appropriate exchange rates. As a result, fluctuations in the exchange rate of the U.S. Dollar relative to the local currencies in which our foreign subsidiaries report could cause significant fluctuations in our reported results. Moreover, as exchange rates vary, revenue and other operating results may differ materially from our expectations.

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

        Our strategy includes expanding our technology base and product offerings through selected mergers, acquisitions and strategic alliances. For example, during 2013, we completed our acquisition of Prairie Technologies, Inc. During 2012, we completed our acquisition of SkyScan N.V. and purchased the assets of the pre-clinical optical imaging business of Carestream Health, Inc. During 2011, we completed our acquisitions of Center for Tribology, Inc. and Michrom BioResources Inc. As a result of such transactions, our financial results may differ from our own or the investment community's expectations in a given fiscal quarter, or over the long term.

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

        We have been pursuing a number of strategies to improve our financial performance, which in 2013 included closing certain facilities within our CAM and BEST divisions, and implementing various restructuring and outsourcing initiatives in other divisions which will continue into 2014. We may not be able to successfully implement these strategies, and these strategies may not result in the expected improvement in our margins, profitability or cash flow.

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

        We have manufacturing facilities located in the U.S., Europe and Japan. Many of our products are developed and manufactured at single locations, with limited alternate facilities. If we experience any significant disruption of those facilities for any reason, such as strikes or other labor unrest, power interruptions, fire, earthquakes, or other events beyond our control, we may be unable to manufacture the relevant products at previous levels or at all. During 2013, we closed facilities within our CAM and BEST divisions and implemented various restructuring and outsourcing initiatives that will continue into 2014. A reduction or interruption in manufacturing could harm our customer relationships, impede our ability to generate revenues from our backlog or obtain new orders and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our operations are dependent upon a limited number of suppliers and contract manufacturers.

        We currently purchase components used in our products from a limited number of outside suppliers. Our reliance on a limited number of suppliers could result in time delays associated with redesigning a product due to an inability to obtain an adequate supply of required components and reduced control over pricing, quality and timely delivery. Any of these factors could adversely affect our revenues and profitability. In particular, our X-ray microanalysis business, which manufactures and sells accessories for electron microscopes, is partially dependent on cooperation from larger manufacturers of electron microscopes. Additionally, our elemental analysis business purchases certain optical detectors from a single supplier, PerkinElmer, Inc., the sole supplier of these detector components. Bruker CALID purchases detectors and power supplies from sole or limited source suppliers and its focal plane array detectors from a single supplier, Lockheed Martin Corporation. Similarly, Bruker BioSpin obtains various components from sole or limited source suppliers and BEST obtains various raw materials and uses key production equipment from sole or limited source suppliers or subcontractors. There are limited, if any, available alternatives to these suppliers. The existence of shortages of these components or the failure of delivery with regard to these components could have a material adverse effect upon our revenues and margins. In addition, price increases from these suppliers or subcontractors could have a material adverse effect upon our gross margins.

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

        The last few years have seen periodic supply shortages and sharp increases in the prices for various raw materials, in part due to high demand from developing countries. Bruker BioSpin and BEST rely on some of these materials for the production of their products. In particular, for its superconducting magnet production, both for the horizontal and vertical magnet series, Bruker BioSpin relies on the availability of copper, steel and the metallic raw materials for traditional low-temperature superconducting wires. Similarly, BEST relies on the availability of niobium titanium for its production of low-temperature superconducting materials and devices. Higher prices for these commodities will increase the production cost of superconducting wires and superconducting magnets and may adversely affect gross margins.

        The prices of copper and certain other raw materials used for superconductors have increased significantly over the last decade. Since copper is a main constituent of low temperature superconductors, this may affect the price of superconducting wire. This type of increase would have an immediate effect on the production costs of superconducting magnets and may negatively affect the profit margins for those products. In addition, an increase in raw material cost affects the production cost of the superconducting wire produced by BEST and of superconducting wire used by Bruker BioSpin.

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

New regulations related to "conflict minerals" may cause us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products.

        On August 22, 2012, the SEC adopted a new rule requiring disclosures by public companies of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. The new rule, which is effective for 2013 and requires a disclosure report to be filed by May 31, 2014, requires us to perform due diligence, and to disclose and report whether or not such minerals originate from the Democratic Republic of Congo or an adjoining country. The new rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products, including tantalum, tin, gold and tungsten. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. As our supply chain is complex and we use contract manufacturers for some of our products, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. In addition, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.

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

        We use controlled hazardous and radioactive materials in our business and generate wastes that are regulated as hazardous wastes under U.S. federal, and Massachusetts, California, Washington and Wisconsin state, environmental and atomic energy regulatory laws and under equivalent provisions of law in those jurisdictions in which our research and manufacturing facilities are located. Our use of these substances and materials is subject to stringent, and periodically changing, regulation that can impose costly compliance obligations on us and have the potential to adversely affect our manufacturing activities. The risk of accidental contamination or injury from these materials cannot be completely eliminated. If an accident with these substances occurs, we could be held liable for any damages that result, in addition to incurring clean-up costs and liabilities, which can be substantial. Additionally, an accident could damage our research and manufacturing facilities resulting in delays and increased costs.

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

        We are subject, both directly and indirectly, to the adverse impact of existing and potential future government regulation of our operations and markets. For example, exportation of our products, particularly our CBRNE detection products, is subject to strict regulatory control in a number of jurisdictions. The failure to satisfy export control criteria or obtain necessary clearances could delay or prevent shipment of products, which could adversely affect our revenues and profitability. In addition, as a result of our international operations, we are subject to compliance with various laws and regulations, including the U.S. FCPA and other anti-bribery laws in the jurisdictions in which we do business, which generally prohibit companies and their intermediaries or agents from engaging in bribery or making improper payments to foreign officials or their agents. Violations of these laws and regulations could result in severe fines and penalties, criminal sanctions, and restrictions on our business conduct and on our ability to offer our products in one or more countries, and could also materially affect our reputation, our relationships with existing customers, distributors and agents, our ability to obtain new customers and partners and our operating results. Moreover, the life sciences industry, which is the market for our principal products, has historically been heavily regulated. There are, for example, laws in several jurisdictions restricting research in genetic engineering, which can operate to narrow our markets. Given the evolving nature of this industry, legislative bodies or regulatory authorities may adopt additional regulation that adversely affects our market opportunities. Our business is also directly affected by a wide variety of government regulations applicable to business enterprises generally and to companies operating in the life sciences industry in particular. We note that, as a result of developing and selling products which are the subject of such regulation, we have been, are, and expect to be in the future, subject to inquiries from the government agencies which enforce these regulations, including the U.S. Department of State, the U.S. Department of Commerce, the U.S. Food and Drug Administration, the U.S. Internal Revenue Service, the U.S. Department of Homeland Security, the U.S. Department of Justice, the Securities and Exchange Commission, the Federal Trade Commission, the U.S. Customs and Border Protection and the U.S. Department of Defense, among others, as well as from state or foreign governments and their departments and agencies. As a result, from time to time, the attention of our management and other resources may be diverted to attend to these inquiries. In addition, failure to comply with these regulations or obtain or maintain necessary permits and licenses could result in a variety of fines or other censures or an interruption in our business operations which may have a negative impact on our ability to generate revenues.

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

We plan above market level future growth, and there is a risk that we will not be able to manage this growth.

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

        As of December 31, 2013, we had outstanding an aggregate principal amount of debt totaling approximately $355.0 million, including $240.0 million of senior unsecured notes, $112.5 million of long-term borrowings under our revolving loan facility and $2.5 million of other debt. We also had the ability to borrow an additional $180.7 million from our existing credit facilities. Most of our outstanding debt is in the U.S. and there are substantial cash requirements in the U.S. to service debt interest obligations, fund operations and capital expenditures, and finance potential acquisitions. Our ability to satisfy our debt obligations depends on our future operating performance and on economic, financial, competitive and other factors beyond our control. Our business may not generate sufficient cash flow to meet these obligations. If we are unable to service our debt or obtain additional financing, we may be forced to delay strategic acquisitions, capital expenditures or research and development expenditures. We may not be able to obtain additional financing on terms acceptable to us or at all. Furthermore, a majority of our cash is generated from foreign operations, with $419.8 million, or 95.7% of our cash held by foreign subsidiaries as of December 31, 2013. Our financial condition and results of operations could be adversely impacted if we are unable to maintain a sufficient level of cash flow in the U.S. to address our funding requirements through (1) cash from operations, (2) efficient and timely repatriation of cash from overseas or (3) other sources obtained at an acceptable cost.

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

Goodwill, intangible assets and other long-lived assets are subject to impairment.

        We have recorded goodwill, intangible assets and other long-lived assets which must be periodically evaluated for potential impairment. We assess the realizability of the reported goodwill, intangible assets and other long-lived assets annually, as well as whenever events or changes in circumstances indicate that the assets may be impaired. These events or circumstances generally include operating losses or a significant decline in the earnings associated with the reporting segment these assets are reported within. A decline in our stock price and market capitalization may also cause us to consider whether goodwill, intangible assets and other long-lived assets may require an impairment assessment. Our ability to realize the value of these assets will depend on the future cash flows of the reporting segment in addition to how well we integrate the businesses we acquire. During 2012, the Company recorded an impairment loss of $23.8 million for goodwill, intangible assets and other long-lived assets.

Various international tax risks could adversely affect our earnings and cash flows.

        We are subject to international tax risks. Distributions of earnings and other payments received from our subsidiaries may be subject to withholding taxes imposed by the countries where they are operating or are formed. If these foreign countries do not have income tax treaties with the U.S. or the countries where our subsidiaries are incorporated, we could be subject to high rates of withholding taxes on these distributions and payments. We could also be subject to being taxed twice on income related to operations in these non-treaty countries. Because we are unable to reduce the taxable income of one operating company with losses incurred by another operating company located in another country, we may have a higher effective income tax rate than that of other companies in our industry. The amount of the credit that we may claim against our U.S. federal income tax for foreign income taxes is subject to many limitations which may significantly restrict our ability to claim a credit for all of the foreign taxes we pay.

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

        Historically, we have experienced a decrease in revenue in the first, second and third quarters of each fiscal year relative to the prior fourth quarter, which we believe is due to our customers' budgeting cycles. Quarter-to-quarter comparisons of our results of operations should not be relied on as an indication of our future performance. It is likely that in some future quarters, our results of operations may be below the expectations of public market analysts and investors. In this event, the price of our common stock may fall.

Existing stockholders have significant influence over us.

        As of February 20, 2014, Laukien family members, including our Chairman, President and Chief Executive Officer Frank Laukien, Director and Executive Chairman of the Bruker BioSpin Group and Joerg Laukien, a director and employee of the Company, owned, in the aggregate, approximately 34% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change in control of our company and will make some transactions difficult to accomplish without the support of these stockholders.

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

ITEM 1B    UNRESOLVED STAFF COMMENTS

        We have not received any written comments from the staff of the Securities and Exchange Commission regarding our periodic or current reports that (1) we believe are material, (2) were issued not less than 180 days before the end of our 2013 fiscal year end, and (3) remain unresolved.

ITEM 2    PROPERTIES

        We believe that our existing principal facilities are well maintained and in good operating condition and that they are adequate for our foreseeable business needs. During 2013, we closed facilities within our CAM and BEST divisions, as well as implemented various restructuring and outsourcing initiatives. We will continue to assess restructuring and outsourcing initiatives and the impact on our properties in the future.

        In addition to the principal facilities noted below we lease additional facilities for sales, applications and service support in various countries throughout the world including Australia, Austria, Belgium, Brazil, Canada, China, Czech Republic, Estonia, Finland, France, Germany, Hong Kong, India, Israel, Italy, Japan, Malaysia, Mexico, Netherlands, Poland, Portugal, Russia, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan, Ukraine, the United Kingdom and the U.S. If we should require additional or alternative facilities, we believe that such facilities can be obtained on short notice at competitive rates.

        The location and general character of our principal properties by operating segment are as follows:

BSI Segment:

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

  •
  an owned 300,000 square foot facility and a leased 70,000 square foot facility in Faellanden, Switzerland;

  •
  an owned 120,000 square foot facility, a leased 65,000 square foot facility and a leased 18,000 square foot facility in Wissembourg, France; and

  •
  a leased 50,000 square foot facility, a leased 30,000 square foot facility in Billerica, Massachusetts, U.S.A.

        Bruker CALID's six principal facilities are located in Bremen, Ettlingen and Leipzig, Germany; Billerica, Massachusetts, U.S.A.; Fremont, California U.S.A.; and The Woodlands, Texas, U.S.A. These facilities, which incorporate manufacturing, research and development, application and demonstration, marketing and sales and administration functions for the mass spectrometry and CBRNE businesses of Bruker CALID, include:

  •
  an owned 270,500 square foot facility in Bremen, Germany;

  •
  an owned 165,000 square foot facility in Ettlingen, Germany;

  •
  an owned 155,000 square foot facility in Leipzig, Germany;

  •
  an owned 90,000 square foot facility and a leased 26,000 square foot facility in Billerica, Massachusetts, U.S.A.;

  •
  a leased 36,000 square foot facility in Fremont, California, U.S.A.; and

  •
  a leased 23,000 square foot facility in The Woodlands, Texas, U.S.A.

        Bruker MAT's five principal facilities are located in Karlsruhe, Berlin and Kalkar, Germany; Madison, Wisconsin, U.S.A.; and Santa Barbara, California, U.S.A. These facilities, which incorporate manufacturing, research and development, application and demonstration, marketing and sales and administration functions for the businesses of Bruker MAT, include:

  •
  an owned 76,000 square foot facility and an owned 46,000 square foot facility in Karlsruhe, Germany;

  •
  an owned 100,000 square foot facility in Santa Barbara, California, U.S.A.;

  •
  an owned 87,000 square foot facility in Berlin, Germany;

  •
  an owned 43,000 square foot facility in Madison, Wisconsin, U.S.A.; and

  •
  an owned 26,000 square foot facility in Kalkar, Germany

BEST Segment:

        BEST's five principal facilities are located in Hanau, Bergisch Gladbach, Cologne and Alzenau, Germany and Perth, Scotland. These facilities, which incorporate manufacturing, research and development, application and demonstration, marketing and sales and administration functions for the business of BEST, include:

  •
  an owned 47,000 square foot facility in Perth, Scotland;

  •
  a leased 174,000 square foot facility in Hanau, Germany;

  •
  a leased 66,000 square foot facility in Bergisch Gladbach, Germany;

  •
  a leased 43,000 square foot facility in Cologne, Germany; and

  •
  a leased 31,000 square foot facility in Alzenau, Germany.

ITEM 3    LEGAL PROCEEDINGS

        On April 9, 2013, PerkinElmer, Inc., Caliper Life Sciences, Inc., Xenogen Corporation and the Board of Trustees of the Leland Stanford Junior University filed an action in the U.S. District Court, California Northern District (Oakland) against the Company and, as subsequently amended, the Company's Bruker BioSpin Corporation subsidiary, alleging breach of a certain agreement assumed by Bruker BioSpin Corporation in connection with its purchase of the X-ray and optical imaging systems business of Carestream Health, Inc. in October 2012. The suit also claimed that the Company and Bruker BioSpin Corporation engaged in conduct that infringed and/or induced infringement of certain patents held by or licensed to the plaintiffs. Subsequent to the fourth quarter of 2013, the Company entered into a settlement agreement with the plaintiffs to resolve all claims. The settlement amount was recorded in the fourth quarter of 2013 and was immaterial to the consolidated financial statements of the Company.

        On September 21, 2012, Vertical Analytics LLC filed an action in the U.S. District Court for the District of Delaware against Bruker AXS Inc. ("Bruker AXS"). The complaint alleged that Bruker AXS infringed, induced infringement, or contributed to the infringement of certain U.S. patents related to X-ray diffraction analysis held by Vertical Analytics LLC. During the fourth quarter of 2013, the Company entered into a settlement agreement with Vertical Analytics LLC to resolve all claims. The settlement amount was recorded in the fourth quarter of 2013 and was immaterial to the consolidated financial statements of the Company.

        On November 4, 2011, Hyphenated Systems, LLC filed an action in California Superior Court, Santa Clara County, against the Company and Veeco Metrology, Inc. in connection with certain agreements entered into prior and subsequent to the Company's acquisition of all of the shares of Veeco Metrology, Inc. in October 2010. Upon the closing of the acquisition, Veeco Metrology, Inc. was renamed Bruker Nano, Inc. During the fourth quarter of 2013, the Company entered into a settlement agreement with Hyphenated Systems, LLC to resolve all claims. The settlement amount was recorded in the fourth quarter of 2013 and was immaterial to the consolidated financial statements of the Company.

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

        In the fiscal years ended December 31, 2013, 2012 and 2011, $6.1 million, $11.1 million and $4.3 million, respectively, was recorded for legal and other professional services incurred related to the internal investigation of these matters.

ITEM 4    MINE SAFETY DISCLOSURE

        Not applicable.

PART II

ITEM 5    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices

        Our common stock is traded on the Nasdaq Global Select Market under the symbol "BRKR." The following table sets forth, for the period indicated, the high and low sales prices for our common stock as reported on the Nasdaq Global Select Market:

	High	Low
First Quarter 2013	$19.46	$15.66
Second Quarter 2013	19.17	15.70
Third Quarter 2013	21.11	15.41
Fourth Quarter 2013	21.33	17.75
First Quarter 2012	$16.30	$12.24
Second Quarter 2012	17.10	12.66
Third Quarter 2012	14.29	9.91
Fourth Quarter 2012	15.67	11.58

        As of February 20, 2014, there were approximately 90 holders of record of our common stock. This number does not include individual beneficial owners of shares held in nominee name or within clearinghouse positions of brokerage firms and banks.

Dividends

        We have never declared or paid cash dividends on our capital stock. We currently anticipate that we will retain all available funds for use in our business and do not anticipate paying any cash dividends in the foreseeable future. The terms of certain debt facilities restrict our ability to pay cash dividends.

Recent Sales of Unregistered Securities

        There were no unregistered sales of equity securities during the fourth quarter of 2013.

Issuer Purchases of Equity Securities

        There were no issuer purchases made by or on behalf of the Company or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during the fourth quarter of 2013.

Stock Price Performance Graph

        The graph below shows the cumulative stockholder return, assuming the investment of $100 (and the reinvestment of any dividends thereafter) for the period beginning on December 31, 2008 and ending on December 31, 2013, for our common stock, stocks traded on Nasdaq and a peer group consisting of companies traded on Nasdaq with Standard Industry Classification, or SIC, codes from 3800 to 3899, representing measuring instruments, photo, medical and optical goods and timepieces. The stock price performance of Bruker Corporation shown in the following graph is not indicative of future stock price performance.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2013

Cumulative Total Return Index for:	2008	2009	2010	2011	2012	2013
Bruker Corporation	$100.0	$298.5	$410.9	$307.4	$377.2	$489.4
NASDAQ Stock Market (US companies)	100.0	143.7	170.2	171.1	202.4	281.9
NASDAQ Stock Market (US companies , SIC 3800-3899—measuring instruments, photo, med & optical goods, timepieces)	100.0	127.6	153.2	153.1	173.1	217.0

        The data for this performance graph was compiled by Zack's Investment Research, Inc. and is used with their permission.

ITEM 6    SELECTED FINANCIAL DATA

        The consolidated statements of income and comprehensive income data for each of the years ended December 31, 2013, 2012 and 2011, and the consolidated balance sheet data as of December 31, 2013 and 2012, have been derived from our audited consolidated financial statements included in Item 8 of this report.

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

	Year Ended December 31,
	2013 (1)	2012 (2)	2011	2010	2009
	(in millions, except per share data)
Consolidated/Combined Statements of Income Data:
Product revenue	$1,611.4	$1,556.5	$1,445.6	$1,145.4	$985.3
Service revenue	219.3	210.0	194.8	151.1	122.4
Other revenue	8.7	24.9	11.3	8.4	6.8
Total revenue	1,839.4	1,791.4	1,651.7	1,304.9	1,114.5
Total costs and operating expenses	1,691.2	1,635.4	1,496.1	1,149.2	977.8
Operating income	148.2	156.0	155.6	155.7	136.7
Net income attributable to Bruker Corporation	80.1	77.5	92.3	95.4	81.2
Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.48	$0.47	$0.56	$0.58	$0.50
Diluted	$0.48	$0.46	$0.55	$0.58	$0.49

(1)
2013 includes restructuring costs of $25.3 million.

(2)
2012 includes an impairment of assets of $23.8 million, comprising of goodwill, definite-lived intangible assets and other long-lived assets.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in millions)
Consolidated/Combined Balance Sheet Data:
Cash and cash equivalents	$438.7	$310.6	$246.0	$230.4	$207.1
Working capital	783.3	627.9	438.3	219.6	333.3
Total assets	1,988.3	1,856.4	1,710.5	1,549.8	1,172.3
Total debt	355.0	337.2	303.1	301.0	137.7
Other long-term liabilities	135.2	129.0	110.4	104.3	97.3
Total shareholders' equity	850.2	709.7	624.9	527.4	418.8

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

  •
  Results of Operations.  This section provides our analysis of the significant line items on our consolidated statement of income for the year ended December 31, 2013 compared to the year ended December 31, 2012 and for the year ended December 31, 2012 compared to the year ended December 31, 2011.

  •
  Liquidity and Capital Resources.  This section provides an analysis of our liquidity and cash flow and a discussion of our outstanding debt and commitments.

  •
  Transactions with Related Parties.  This section summarizes transactions with principal shareholders and directors.

EXECUTIVE OVERVIEW

Business Overview

        Bruker Corporation and its wholly-owned subsidiaries design, manufacture, service and distribute proprietary life science and materials research systems based on our technology platforms, including magnetic resonance technologies, mass spectrometry technologies, gas chromatography technologies, infrared and Raman molecular spectroscopy technologies, X-ray technologies, spark-optical emission spectroscopy, atomic force microscopy, and stylus and optical metrology technology. We sell a broad range of field analytical systems for chemical, biological, radiological, nuclear and explosive (CBRNE) detection. We also develop and manufacture low temperature and high temperature superconducting wire products and superconducting wire and superconducting devices for use in advanced magnet technology, physics research and energy applications. Our diverse customer base includes life science, pharmaceutical, biotechnology and molecular diagnostic research companies, academic institutions, advanced materials and semiconductor industries and government agencies. Our corporate headquarters are located in Billerica, Massachusetts. We maintain major technical and manufacturing centers in Europe, North America and Japan and we have sales offices located throughout the world.

        Our business strategy is to capitalize on our ability to innovate and generate above market revenue growth, both organically and through acquisitions. Our revenue growth strategy combined with anticipated improvements to our gross profit margins and increased leverage on our research and development, sales and marketing and distribution investments and general and administrative expenses is expected to enhance our operating margins and improve our profitability in the future.

        We are organized into four operating segments: the Bruker BioSpin Group, the Bruker CALID Group, the Bruker MAT Group, and Bruker Energy & Supercon Technologies (BEST) division. The Bruker BioSpin Group combines the Bruker Magnetic Resonance and Preclinical Imaging divisions and designs, manufactures and distributes enabling life science tools based on magnetic resonance technology.

        The Bruker CALID Group combines the Bruker Life Sciences and Clinical (LSC), Bruker Chemical and Applied Markets (CAM), Bruker Detection and Bruker Optics divisions and designs, manufactures, and distributes mass spectrometry and chromatography instruments and solutions for life sciences, including proteomics, metabolomics and clinical research applications. Our mass spectrometry and chromatography instruments also provide solutions for applied markets that include food safety, environmental analysis and petrochemical analysis. Bruker CALID also designs, manufactures and distributes various analytical instruments for CBRNE detection and research, as well as analytical, research and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy technologies.

        The Bruker MAT Group includes the Bruker AXS, Bruker Nano Surfaces, Bruker Nano Analytical and Bruker Elemental divisions and designs, manufactures and distributes advanced X-ray, spark-optical emission spectroscopy, atomic force microscopy and stylus and optical metrology instrumentation used in non-destructive molecular, materials and elemental analysis.

        The BEST division designs, manufactures and distributes low temperature superconductor and high temperature superconductor materials for use in advanced magnet technology and energy applications as well as linear accelerators, accelerator cavities, insertion devices, other accelerator components and specialty superconducting magnets for physics and energy research and a variety of other scientific applications.

        For financial reporting purposes, we aggregate the Bruker BioSpin, Bruker CALID and Bruker MAT operating segments into the Scientific Instruments (BSI) reporting segment, which represents approximately 93% of the Company's revenues for the year ended December 31, 2013. This aggregation reflects these operating segments' similar economic characteristics, production processes, customer services provided, types and classes of customers, methods of distribution and regulatory environments. As such, management reports its financial results based on the following segments:

  •
  BSI.  The operations of the BSI segment include the design, manufacture and distribution of advanced instrumentation and automated solutions based on magnetic resonance technology, mass spectrometry technology, gas chromatography technology, infrared and Raman molecular spectroscopy technology, X-ray technology, spark-optical emission spectroscopy technology, atomic force microscopy technology and stylus and optical metrology technology. Typical customers of the BSI segment include: pharmaceutical, biotechnology and molecular diagnostic companies; academic institutions, medical schools and other non-profit organizations; clinical microbiology laboratories; government departments and agencies; nanotechnology, semiconductor, chemical, cement, metals and petroleum companies; and food, beverage and agricultural analysis companies and laboratories.

  •
  BEST.  The operations of the BEST segment include the design, manufacture and distribution of superconducting materials, primarily metallic low temperature superconductors, for use in magnetic resonance imaging, nuclear magnetic resonance, fusion energy research and other applications, and ceramic high temperature superconductors primarily for energy grid and magnet applications. Typical customers of the BEST segment include companies in the medical industry, private and public research and development laboratories in the fields of fundamental and applied sciences and energy research, academic institutions and government agencies. The BEST segment is also developing superconductors and superconducting-enabled devices for applications in power and energy, as well as industrial processing industries.

Financial Overview

        For the year ended December 31, 2013, our revenue increased by $48.0 million, or 2.7%, to $1,839.4 million, compared to $1,791.4 million for the year ended December 31, 2012. Included in this change in revenue are decreases of approximately $5.3 million from the impact of foreign exchange due to the strengthening of the U.S. Dollar versus the Japanese Yen, offset by a weakening of the U.S. Dollar versus the Euro, and approximately $3.8 million attributable to recent acquisitions and divestitures. Excluding the effects of foreign exchange and our recent acquisitions and divestitures, revenue increased by $57.1 million, or 3.2%. The increase in revenue on an adjusted basis is attributable to the BSI segment, which increased by $56.6 million, or 3.4%, and the BEST segment, which increased by $6.5 million, or 4.8%, offset by intersegment eliminations.

        Revenue in the BSI segment on an adjusted basis reflects increased sales in the Bruker BioSpin and Bruker CALID Groups, specifically nuclear magnetic resonance products, MALDI Biotyper and Fourier transform mass spectrometry (FTMS) products sold by our LSC division and improved commercial execution by our Bruker Optics division. These increases were partially offset by declines in the Bruker MAT Group, specifically atomic force microscopy and X-ray products. The mix of products sold in the BSI segment during 2013 reflects significant quarterly variability in demand, both geographically and by end market, for our products. In particular, there was an increase in demand in academic markets, especially in Europe and Asia, offset by decreased demand from customers in industrial and microelectronics markets, particularly in Asia. We are uncertain whether the recent market conditions will continue or how our revenue derived from those market segments may be affected. Revenues in the BEST segment increased due to increased sales of low temperature superconducting wire as well as beamline and cavity device sales, partially offset by an incremental decline of $10.7 million of license revenue recognized on the sale of technology.

        Gross profit for the year ended December 31, 2013 was $805.2 million compared to $829.4 million for the year ended December 31, 2012. Our gross profit margin for the year ended December 31, 2013 was 43.8%, compared with 46.3% for the year ended December 31, 2012. Excluding the effects of amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring charges totaling, in the aggregate, $27.3 million and $21.9 million for the year ended December 31, 2013 and 2012, respectively, gross profit margins decreased to 45.3% for the year ended December 31, 2013 compared with 47.5% for the year ended December 31, 2012. The decrease in gross profit margins for the year ended December 31, 2013 was partially due to the negative effects of foreign exchange rates, including the impact of the strengthening of the U.S. Dollar versus the Japanese Yen, as our Yen denominated revenues substantially exceeded our Yen denominated expenses. Changes in the value of the Yen compared to the U.S. Dollar can have a significant positive or negative affect on our gross profit margins and income from operations. In addition, there was a year-over-year decline in the amount of license revenue recognized on the sale of technology in the BEST segment, which had no cost of revenue and further decreased our gross profit margins. Finally, volume and pricing declines in our Bruker MAT Group had a negative impact on our margins.

        Selling, general and administrative expenses and research and development expenses decreased to $628.4 million, or 34.2% of revenue, in 2013 from $635.7 million, or 35.5% of revenue, in 2012. The decrease in selling, general and administrative expenses and research and development expenses in 2013 is attributable to lower discretionary spending, including management's decision to reduce spending in less profitable portions of the Company and lower levels of research and development material consumption. These effects were partially offset by increased general and administrative spending related to certain investments, including financial systems improvements.

        We recorded an impairment charge in the amount of $23.8 million for the year ended December 31, 2012, comprising goodwill and definite-lived intangible assets of $1.4 million and $16.4 million, respectively, related to our CAM division, and an impairment charge of $6.0 million for other long-lived assets to reduce the carrying value to their estimated fair value. There was no impairment charge recorded for the year ended December 31, 2013.

        Other charges, net were $28.6 million in 2013 as compared to $13.9 million in 2012. The increase in other charges, net was primarily due to $18.2 million of restructuring costs recorded in 2013 related to closing facilities and implementing outsourcing and other restructuring initiatives. Of the $18.2 million, $15.9 million is within the BSI segment and $2.3 million is within the BEST segment. This was partially offset by a decrease in legal and other professional service fees associated with our internal investigation and review of our operations in China.

        Income from operations for the year ended December 31, 2013 was $148.2 million, resulting in an operating margin of 8.1%, compared to income from operations of $156.0 million, resulting in an operating margin of 8.7%, for the year ended December 31, 2012. Included in income from operations are various charges for amortization of acquisition-related intangible assets and other acquisition-related costs; impairment of goodwill, intangible assets and other long-term assets; legal and other professional services fees related to our internal investigation and review of our operations in China; and restructuring and relocation costs totaling, in the aggregate, $57.3 million and $63.0 million in 2013 and 2012, respectively. Excluding these charges, operating margins were 11.2% in 2013 and 12.2% in 2012. Adjusting for these items, the decrease in operating margins for the year ended December 31, 2013 compared to the prior year is primarily due to the negative effects of foreign exchange rates, including the impact of the strengthening of the U.S. Dollar versus the Japanese Yen, as our Yen denominated revenues substantially exceeded our Yen denominated expenses. This was partially offset by lower selling, general and administrative expenses and research and development expenses as noted above. We are continuing to focus on controlling costs and are reviewing additional selective cost saving programs to further reduce expenses and improve operating margins in 2014.

        Our effective tax rate for 2013 was 34.3%, compared to 43.5% for 2012. The decrease in the effective tax rate was primarily due to the impairment charges noted above recorded in 2012, for which a tax deduction was not permitted.

        Our net income attributable to the shareholders of Bruker Corporation for the year ended December 31, 2013 was $80.1 million, or $0.48 per diluted share, compared to $77.5 million, or $0.46 per diluted share, for the year ended December 31, 2012. The increase for the year ended December 31, 2013 was primarily due to higher revenue levels, reductions in overall operating expenses and a lower effective tax rate, partially offset by a decline in gross profit margins.

CRITICAL ACCOUNTING POLICIES

        This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, the expensing and capitalization of software development costs, stock-based compensation expense, restructuring and other related charges, income taxes, including the recoverability of deferred tax assets, allowances for doubtful accounts, inventory reductions for excess and obsolete inventories, estimated fair values of long-lived assets used to evaluate the recoverability of long-lived assets, intangible assets and goodwill, expected future cash flows used to evaluate the recoverability of intangible assets and long-lived assets, warranty costs, derivative financial instruments and contingent liabilities. We base our estimates and judgments on our historical experience, current market and economic conditions, industry trends, and other assumptions that we believe are reasonable and form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

        We believe the following critical accounting policies to be both those most important to the portrayal of our financial position and results of operations and those that require the most subjective judgment.

        Revenue recognition.    We recognize revenue from system sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, title and risk of loss has been transferred to the customer and collectability of the resulting receivable is reasonably assured. Title and risk of loss are generally transferred upon customer acceptance for a system that has been delivered to the customer and installed. When products are sold through an independent distributor or a strategic distribution partner who assumes responsibility for installation, we recognize the system sale when the product has been shipped and title and risk of loss have been transferred to the distributor. Our distributors do not have price protection rights or rights of return; however, our products are typically warranted to be free from defect for a period of one year. Revenue is deferred until cash is received when collectability is not reasonably assured or when the price is not fixed or determinable. For arrangements with multiple elements, we allocate revenue to each element either using vendor specific objective evidence (VSOE), third-party evidence (TPE) or estimated selling price (ESP). We attempt to determine the fair value of using VSOE. If VSOE is not available, we use TPE, and when we can't determine VSOE or TPE we use ESP. Typically, we cannot ascertain TPE. When products and services offered do not qualify as separate units of accounting, we recognize revenue upon customer acceptance for a system that has been shipped, installed, and for which the customer has been trained. As a result, the timing of customer acceptance or readiness could cause reported revenues to differ materially from expectations. Revenue from accessories and parts is recognized upon shipment and service revenue is recognized as the services are performed. We also have contracts for which we apply the percentage-of-completion model and completed contract model of revenue recognition. Application of the percentage-of-completion method requires us to make reasonable estimates of the extent of progress toward completion of the contract and the total costs we will incur under the contract and losses are recorded immediately when we estimate that contracts will ultimately result in a loss. Changes in our estimates could affect the timing of revenue recognition.

        Income taxes.    The determination of income tax expense requires us to make certain estimates and judgments concerning the annual effective tax rate, and the calculation of deferred tax assets and liabilities, the forecasted profitability of our subsidiaries in certain geographic jurisdictions, as well as the deductions, carryforwards and credits that are available to reduce taxable income. Deferred tax assets and liabilities arise from differences in the timing of the recognition of revenue and expenses for financial statement and tax purposes. Deferred tax assets and liabilities are measured using the tax rates in effect for the year in which these temporary differences are expected to be settled. We estimate the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction, and we provide a valuation allowance for tax assets and loss carryforwards that we believe will more likely than not go unused. If it becomes more likely than not that a tax asset or loss carryforward will be used for which a reserve has been provided, we reverse the related valuation allowance. If our actual future taxable income by tax jurisdiction differs from estimates, additional allowances or reversals of reserves may be necessary. In addition, we only recognize benefits for tax positions that we believe are more likely than not of being sustained upon review by a taxing authority with knowledge of all relevant information. We reevaluate our uncertain tax positions on a quarterly basis and any changes to these positions as a result of tax audits, tax laws or other facts and circumstances could result in additional charges or credits to operations. The expiration of statutes of limitations affecting estimates made for uncertain tax positions can cause higher earnings.

        Inventories.    Inventories are stated at the lower of cost or market, with costs determined by the first-in, first-out method for a majority of subsidiaries and by average cost for certain other subsidiaries. We record provisions to account for excess and obsolete inventory to reflect the expected non-saleable or non-refundable inventory based on an evaluation of slow moving products or products no longer offered for sale. Inventories also include demonstration units located in our demonstration laboratories or installed at the sites of potential customers. We consider our demonstration units to be available for sale. We reduce the carrying value of demonstration inventories for differences between cost and estimated net realizable value, taking into consideration usage in the preceding twelve months, expected demand, technological obsolescence and other information including the physical condition of the unit. If ultimate usage or demand varies significantly from expected usage or demand, additional write-downs may be required, resulting in additional charges to operations.

        Goodwill, other intangible assets and other long-lived assets.    We evaluate goodwill for impairment annually and when events occur or circumstances change. We test goodwill for impairment at the reporting unit level, which is the operating segment or one level below an operating segment. Under U.S. GAAP, we have the option of performing a qualitative assessment to determine whether further impairment testing is necessary before performing a two-step quantitative assessment. The qualitative assessment requires significant judgments about macro-economic conditions including the entity's operating environment; its industry and other market considerations; entity-specific events related to financial performance or loss of key personnel; and other events that could impact the reporting unit. If, as a result of our qualitative assessment, it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test will be required. Otherwise, no further testing is required. If a quantitative impairment test is performed, the first step involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using a weighting of both the market approach and the income approach methodologies. The income approach valuation methodology includes discounted cash flow estimates. Estimating the fair value of the reporting units requires significant judgment about the future cash flows. If the carrying amount of a reporting unit exceeds the fair value of the reporting unit, we perform the second step of the goodwill impairment test to measure the amount of the impairment. In the second step of the goodwill impairment test, we compare the implied fair value of the reporting unit's goodwill with the carrying value of that goodwill.

        We also review definite-lived intangible assets and other long-lived assets when indications of potential impairment exist. Should the fair value of our long-lived assets decline because of reduced operating performance, market declines or other indicators of an impairment, a charge to operations for impairment may be necessary.

        Warranty costs.    We normally provide a one year parts and labor warranty with the purchase of equipment. The anticipated cost for this warranty is accrued upon recognition of the sale based on historical warranty rates and our assumptions of future warranty claims. The warranty accrual is included as a current liability on the consolidated balance sheets. Although our products undergo quality assurance and testing procedures throughout the production process, our warranty obligation is caused by product failure rates, material usage, and service delivery costs incurred in correcting a product failure. Although our actual warranty costs have historically been consistent with expectations, to the extent warranty claim activity or costs associated with servicing those claims differ from our estimates, changes to our reserve levels may be required.

RESULTS OF OPERATIONS

  Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Consolidated Results

        The following table presents our results for the years ended December 31, 2013 and 2012 (dollars in millions, except per share data):

	Year Ended December 31,
	2013	2012
Product revenue	$1,611.4	$1,556.5
Service revenue	219.3	210.0
Other revenue	8.7	24.9

Total revenue	1,839.4	1,791.4
Cost of product revenue	891.7	837.2
Cost of service revenue	142.5	124.8

Total cost of revenue	1,034.2	962.0

Gross profit	805.2	829.4
Operating expenses:
Selling, general and administrative	437.9	440.4
Research and development	190.5	195.3
Impairment of assets	—	23.8
Other charges	28.6	13.9

Total operating expenses	657.0	673.4

Operating income	148.2	156.0
Interest and other income (expense), net	(23.6)	(17.7)

Income before income taxes and noncontrolling interest in consolidated subsidiaries	124.6	138.3
Income tax provision	42.8	60.1

Consolidated net income	81.8	78.2
Net income attributable to noncontrolling interest in consolidated subsidiaries	1.7	0.7

Net income attributable to Bruker Corporation	$80.1	$77.5

Net income per common share attributable to
Bruker Corporation shareholders:
Basic	$0.48	$0.47
Diluted	$0.48	$0.46
Weighted average common shares outstanding:
Basic	166.5	166.0
Diluted	168.5	167.4

Revenue

        For the year ended December 31, 2013, our revenue increased by $48.0 million, or 2.7%, to $1,839.4 million, compared to $1,791.4 million for the year ended December 31, 2012. Included in this change in revenue are decreases of approximately $5.3 million from the impact of foreign exchange due to the strengthening of the U.S. Dollar versus the Japanese Yen, offset by a weakening of the U.S. Dollar versus the Euro, and approximately $3.8 million attributable to recent acquisitions and divestitures. Excluding the effects of foreign exchange and our recent acquisitions and divestitures, revenue increased by $57.1 million, or 3.2%. The increase in revenue on an adjusted basis is attributable to both the BSI segment, which increased by $56.6 million, or 3.4%, and the BEST segment, which increased by $6.5 million, or 4.8%%, offset by intersegment eliminations.

        Revenue in the BSI segment on an adjusted basis reflects increased sales in the Bruker BioSpin and Bruker CALID Groups, particularly nuclear magnetic resonance products, MALDI Biotyper and FTMS products sold by our LSC division, and improved commercial execution by our Bruker Optics division. These increases were partially offset by reduced sales in the Bruker MAT Group, particularly atomic force microscopy and X-ray products. The mix of products sold in the BSI segment during 2013 reflects significant quarterly variability in demand, both geographically and by end market, for our products. In particular, there was an increase in demand in academic markets, especially in Europe and Asia, offset by decreased demand from customers in industrial and microelectronics markets, particularly in Asia. Revenues in the BEST segment increased due to increased sales of low temperature superconducting wire as well as beamline and cavity device sales, partially offset by an incremental decline of $10.7 million of license revenue recognized on the sale of technology.

Cost of Revenue

        Our cost of revenue for the year ended December 31, 2013 was $1,034.2 million, resulting in a gross profit margin of 43.8%, compared to cost of revenue of $962.0 million, resulting in a gross profit margin of 46.3%, for the year ended December 31, 2012. The increase in cost of revenue is primarily a function of the higher revenues described above. Our cost of revenue for the year ended December 31, 2013 and 2012 includes charges of $27.3 million and $21.9 million, respectively, representing amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring charges during 2013. Excluding these charges, our gross profit margin for the year ended December 31, 2013 and 2012 was 45.3% and 47.5%, respectively. The lower gross profit margin was partially due to the negative effects of foreign exchange rates, including the impact of the strengthening of the U.S. Dollar versus the Japanese Yen, as our Yen denominated revenues substantially exceeded our Yen denominated expenses. Changes in the value of the Yen compared to the U.S. Dollar can have a significant positive or negative effect on our gross profit margins and income from operations. In addition, there was a year-over-year decline in the amount of license revenue recognized on the sale of technology in the BEST segment, which had no cost of revenue and further decreased our gross profit margins. Finally, volume and pricing declines in our Bruker MAT Group had a negative impact on our margins.

Selling, General and Administrative

        Our selling, general and administrative expense for the year ended December 31, 2013 decreased to $437.9 million, or 23.8% of revenue, from $440.4 million, or 24.6% of revenue, for the year ended December 31, 2012. The decrease in selling, general and administrative expenses is driven by the impact of lower discretionary spending, partially offset by increased general and administrative spending related to certain investments, including financial system improvements, as well as expenses due to recent acquisitions.

Research and Development

        Our research and development expense for the year ended December 31, 2013 decreased to $190.5 million, or 10.4% of revenue, from $195.3 million, or 10.9% of revenue, for the year ended December 31, 2012. The decrease in research and development expenses was attributable to management's decision to reduce spending in less profitable portions of the Company and lower levels of material costs.

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

        At December 31, 2013, the Company performed its annual goodwill and indefinite-lived intangible impairment evaluation by performing a qualitative assessment and concluded that it is more-likely-than-not that the fair value of the reporting units are greater than their carrying amount, and therefore, no impairment is required. At December 31, 2012, the Company performed its annual goodwill and indefinite-lived intangible impairment evaluation by performing a quantitative assessment and concluded all reporting units' fair values exceeded their carrying values, with the exception of the CAM division, which experienced increased deterioration in its financial performance. The Company, therefore, performed step two of the impairment test to measure potential impairment and concluded an impairment charge of $1.4 million was required and represented all the goodwill allocated to the CAM division. There were no indefinite-lived intangible assets associated with the CAM division and no impairment of indefinite-lived intangible assets during the year ended December 31, 2012.

        The increased deterioration in financial performance of the CAM division during 2012 discussed above was an indicator requiring the evaluation of the definite-lived intangible assets and other long-term assets within that reporting unit for recoverability. The Company performed a valuation at December 31, 2012 and determined that the definite-lived intangible assets and certain other long-term assets within the CAM division were impaired. The Company recorded an impairment charge in the amount of $21.2 million for the year ended December 31, 2012 to reduce the carrying value of those assets to their estimated fair values. No impairment losses were recorded related to definite-lived intangible assets during the year ended December 31, 2013.

        In addition, based on the abandonment of a project in the BEST reporting unit in 2012 there was an indicator requiring the evaluation of those long-lived assets for recoverability. The Company performed a valuation at December 31, 2012, and determined that certain of the other long-lived assets within the BEST reporting unit were impaired. During the year ended December 31, 2012, an impairment charge in the amount of $1.2 million related to property, plant and equipment was recorded to reduce the carrying value of those assets to their estimated fair values.

        We will continue to monitor goodwill and long-lived intangible assets, as well as long-lived tangible assets, for possible future impairment.

Other Charges

        Other charges, net of $28.6 million recorded in 2013 related primarily to the BSI segment. The charges consist of $18.2 million of restructuring costs, including $15.9 million within the BSI segment and $2.3 million within the BEST segment, related to closing facilities and implementing outsourcing and other restructuring initiatives, $6.1 million of legal and other professional service fees associated with our internal investigation and review of our operations in China, $3.6 million of acquisition-related costs and $0.7 million related to two factory relocations within the BEST segment.

        Other charges, net of $13.9 million recorded in 2012 consist of $11.1 million of legal and other professional service fees associated with our internal investigation and review of our operations in China, $2.0 million related to two factory relocations within the BEST segment, and $0.8 million of other charges.

        In 2014, we expect to incur $15-$20 million of expense related to various outsourcing initiatives and other restructuring activities that were implemented in 2013 or will commence in 2014.

Interest and Other Income (Expense), Net

        Interest and other income (expense), net during the year ended December 31, 2013 was $(23.6) million, compared to $(17.7) million for the year ended December 31, 2012.

        During the year ended December 31, 2013, the major components within interest and other income (expense), net were net interest expense of $12.4 million and realized and unrealized losses on foreign currency transactions of $10.4 million. During the year ended December 31, 2012, the major components within interest and other income (expense), net were net interest expense of $13.4 million and realized and unrealized losses on foreign currency transactions of $6.8 million, partially offset by a $2.2 million gain on the sale of a product line during 2012.

        The decrease in interest expense is driven by the maturity of an interest rate swap at the end of 2012. The realized and unrealized losses on foreign currency transactions during 2013 were driven by the strengthening of the U.S. Dollar and Euro versus a number of currencies in which we operate.

        We expect to incur approximately $14 million of interest expense in 2014.

Provision for Income Taxes

        Our income tax provision generally reflects amounts for non-U.S. entities only as we maintain a full valuation allowance against all U.S. deferred tax assets, including our U.S. net operating losses and tax credits, until evidence exists that it is more likely than not that the loss carryforward and credit amounts will be utilized to offset U.S. taxable income. Our tax rate may change over time as the amount and mix of income and taxes outside the U.S. changes.

        The income tax provision for the year ended December 31, 2013 was $42.8 million compared to an income tax provision of $60.1 million for the year ended December 31, 2012, representing effective tax rates of 34.3% and 43.5%, respectively. The decrease in the effective tax rate is primarily due to the impairment charges recorded in 2012, for which a tax deduction was not permitted.

Net Income Attributable to Noncontrolling Interests

        Net income attributable to noncontrolling interests for the year ended December 31, 2013 was $1.7 million compared to $0.7 million for the year ended December 31, 2012. The net income attributable to noncontrolling interests represents the minority shareholders' proportionate share of the net income recorded by our majority-owned indirect subsidiaries.

Net Income Attributable to Bruker Corporation

        Our net income attributable to Bruker Corporation for the year ended December 31, 2013 was $80.1 million, or $0.48 per diluted share, compared to net income of $77.5 million, or $0.46 per diluted share, for 2012. The increase for the year ended December 31, 2013 was primarily due to higher revenue levels, reductions in overall operating expenses and a lower effective tax rate, partially offset by a decline in gross margins.

Segment Results

Revenue

        The following table presents revenue, change in revenue and revenue growth by reportable segment for the years ended December 31, 2013 and 2012 (dollars in millions):

	2013	2012	Dollar Change	Percentage Change
BSI	$1,709.5	$1,666.1	$43.4	2.6%
BEST	147.4	136.2	11.2	8.2%
Eliminations (a)	(17.5)	(10.9)	(6.6)

	$1,839.4	$1,791.4	$48.0	2.7%

(a)
Represents product and service revenue between reportable segments.

BSI Segment Revenues

        BSI segment revenue increased by $43.4 million, or 2.6%, to $1,709.5 million for the year ended December 31, 2013, compared to $1,666.1 million for the year ended December 31, 2012. Included in this change in revenue is a decrease of approximately $9.4 million from the impact of changes on foreign exchange rates due to the strengthening of the U.S. Dollar versus the Japanese Yen, offset by a weakening of the U.S. Dollar versus the Euro, and a decrease of approximately $3.8 million attributable to our recent acquisitions and divestitures. Excluding the effect of foreign exchange and acquisitions and divestitures, revenue increased by $56.6 million, or 3.4%.

        The Bruker BioSpin Group experienced an increase in revenue, primarily driven by increased sales of nuclear magnetic resonance products due to strong demand from academic customers, particularly in Europe and Asia. The Bruker CALID Group also experienced an increase in revenue, driven primarily by increases in MALDI Biotyper and FTMS products sold by our LSC division and improved commercial execution by our Bruker Optics division. The Bruker MAT Group experienced a decrease in revenue across most of its divisions driven by declines in atomic force microscopy products and X-ray products. This resulted from lower demand from customers in industrial and microelectronics markets, particularly in Asia.

        System revenue and aftermarket revenue as a percentage of total BSI segment revenue were as follows during the years ended December 31, 2013 and 2012 (dollars in millions):

	2013		2012
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System revenue	$1,385.1	81.0%	$1,354.2	81.3%
Aftermarket revenue	324.4	19.0%	311.9	18.7%

Total revenue	$1,709.5	100.0%	$1,666.1	100.0%

        System revenue in the BSI segment includes nuclear magnetic resonance systems, magnetic resonance imaging systems, electron paramagnetic imaging systems, mass spectrometry systems, gas chromatography systems, CBRNE detection systems, X-ray systems, spark-optical emission spectroscopy systems, atomic force microscopy systems, stylus and optical metrology systems, molecular spectroscopy systems and other systems. Aftermarket revenues in the BSI segment include accessory sales, consumables, training and services.

BEST Segment Revenues

        BEST segment revenues increased by $11.2 million, or 8.2%, to $147.4 million for the year ended December 31, 2013, compared to $136.2 million for the year ended December 31, 2012. Included in this change in revenue is an increase of approximately $4.7 million from the impact of foreign exchange due to the weakening of the U.S. Dollar versus the Euro and other foreign currencies. Excluding the effect of foreign exchange, revenue increased by $6.5 million, or 4.8%. The increase in revenue, excluding the effect of foreign exchange, is primarily attributable to increased sales of low temperature superconducting wire as well as beamline and cavity devices, partially offset by a $10.7 million reduction in license revenue recognized on the sale of technology.

        System and wire revenue and aftermarket revenue as a percentage of total BEST segment revenue were as follows during the years ended December 31, 2013 and 2012 (dollars in millions):

	2013		2012
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System and wire revenue	$137.3	93.1%	$111.7	82.0%
Aftermarket and other revenue	10.1	6.9%	24.5	18.0%

Total revenue	$147.4	100.0%	$136.2	100.0%

        System and wire revenue in the BEST segment includes low and high temperature superconducting wire and superconducting devices, including magnets, linear accelerators and radio frequency cavities. Aftermarket revenues in the BEST segment consist primarily of license revenue and consumables sales.

  Gross Profit and Operating Expenses

        For the year ended December 31, 2013, gross profit margin in the BSI segment decreased to 45.3% from 47.4% versus the comparable period in 2012. Lower gross profit margins resulted primarily from the negative effects of foreign exchange rates, including the impact of the strengthening of the U.S. Dollar versus the Japanese Yen, and volume and pricing declines in our Bruker MAT Group. In addition, restructuring charges were recorded during the year ended December 31, 2013 related to closing facilities and implementing outsourcing and other restructuring initiatives. BEST segment gross profit margin decreased to 21.5% from 31.2% for the comparable period in 2012, primarily due a decline in recognition of license revenue on the sale of technology, which had no cost of revenue. For the year ended December 31, 2013, selling, general and administrative expenses and research and development expenses in the BSI segment decreased to $609.1 million, or 35.6% of segment revenue, from $614.0 million, or 36.9% of segment revenue, for the comparable period in 2012. The decrease was driven by the impact of lower discretionary spending, management's decision to reduce research and development spending in less profitable portions of the business and lower levels of research and development material consumption, partially offset by higher general and administrative spending related to certain investments, including financial system improvements, as well as expenses due to recent acquisitions. Selling, general and administrative expenses and research and development expenses in the BEST segment decreased to $19.3 million, or 13.1% of segment revenue, from $26.2 million, or 19.2% of segment revenue for the comparable period in 2012. The decrease was attributable to lower discretionary spending and the impact of management's decision to reduce research and development spending in less profitable portions of the business.

Income (Loss) from Operations

        The following table presents income (loss) from operations and operating margins on revenue by reportable segment for the years ended December 31, 2013 and 2012 (dollars in millions):

	2013		2012
	Operating Income (Loss)	Percentage of Segment Revenue	Operating Income (Loss)	Percentage of Segment Revenue
BSI	$138.9	8.1%	$140.8	8.5%
BEST	9.5	6.4%	12.8	9.4%
Corporate, eliminations and other (a)	(0.2)		2.4

Total operating income	$148.2	8.1%	$156.0	8.7%

(a)
Represents corporate costs and eliminations not allocated to the reportable segments.

        BSI segment income from operations for the year ended December 31, 2013 was $138.9 million, resulting in an operating margin of 8.1%, compared to income from operations of $140.8 million, resulting in an operating margin of 8.5%, for the year ended December 31, 2012. Income from operations includes $54.1 million and $59.2 million in the years ended December 31, 2013 and 2012, respectively, included various charges representing amortization of acquisition-related intangible assets and other acquisition-related costs, impairment of goodwill, definite-lived intangible assets and other long-lived assets, and restructuring and relocation costs. Excluding these costs, income from operations in the BSI segment would have been $193.0 million and $200.0 million, resulting in operating margins of 11.3% and 12.0%, respectively, for the years ended December 31, 2013 and 2012. Income from operations, on an adjusted basis, declined primarily as a result of lower gross margins, due in part to the negative effects of foreign exchange rates, including the impact of the strengthening of the U.S. Dollar versus the Japanese Yen, as our Yen denominated revenues substantially exceeded our Yen denominated expenses. These declines were partially offset by higher revenues described above.

        The Company recorded restructuring costs within the BSI segment of $23.0 million for the year ended December 31, 2013, related to closing facilities and implementing outsourcing and other restructuring initiatives. The Company recorded an impairment of assets within the BSI segment of $22.6 million for the year ended December 31, 2012, comprised of goodwill and definite-lived intangible asset impairment charges of $1.4 million and $16.4 million, respectively, in our CAM division, and an impairment charge of $4.8 million of other long-lived assets to reduce the carrying value to their estimated fair value.

        BEST segment income from operations for the year ended December 31, 2013 was $9.5 million, resulting in an operating margin of 6.4%, compared to income from operations of $12.8 million, resulting in an operating margin of 9.4%, for the year ended December 31, 2012. The decline in operating margin was primarily the result of lower levels of license revenue on the sale of technology, which had no cost of revenue, and $2.3 million of restructuring expenses recorded during the year ended December 31, 2013. These factors were partially offset by lower selling, general and administrative expenses and research and development expenses. The Company recorded an impairment of assets within the BEST segment of $1.2 million for the year ended December 31, 2012 to reduce the carrying value of certain tangible long-lived assets to their estimated fair value.

  Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Consolidated Results

        The following table presents our results for the years ended December 31, 2012 and 2011 (dollars in millions, except per share data):

	Year Ended December 31,
	2012	2011
Product revenue	$1,556.5	$1,445.6
Service revenue	210.0	194.8
Other revenue	24.9	11.3

Total revenue	1,791.4	1,651.7
Cost of product revenue	837.2	792.5
Cost of service revenue	124.8	106.7

Total cost of revenue	962.0	899.2

Gross profit	829.4	752.5
Operating expenses:
Selling, general and administrative	440.4	406.6
Research and development	195.3	177.2
Impairment of assets	23.8	—
Write-off of deferred offering costs	—	3.4
Other charges	13.9	9.7

Total operating expenses	673.4	596.9

Operating income	156.0	155.6
Interest and other income (expense), net	(17.7)	(10.1)

Income before income taxes and noncontrolling interest in consolidated subsidiaries	138.3	145.5
Income tax provision	60.1	51.5

Consolidated net income	78.2	94.0
Net income attributable to noncontrolling interest in consolidated subsidiaries	0.7	1.7

Net income attributable to Bruker Corporation	$77.5	$92.3

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.47	$0.56
Diluted	$0.46	$0.55
Weighted average common shares outstanding:
Basic	166.0	165.4
Diluted	167.4	166.9

Revenue

        For the year ended December 31, 2012, our revenue increased by $139.7 million, or 8.5%, to $1,791.4 million, compared to $1,651.7 million for the year ended December 31, 2011. Included in this change in revenue are a decrease of approximately $76.8 million from the impact of foreign exchange due to the strengthening of the U.S. Dollar versus the Euro and other foreign currencies and an increase of approximately $19.8 million attributable to recent acquisitions. Excluding the effects of foreign exchange and our recent acquisitions, revenue increased by $196.7 million, or 11.9%. The increase in revenue on an adjusted basis is attributable to both the BSI segment, which increased by $158.5 million, or 10.2%, and the BEST segment, which increased by $33.9 million, or 29.9%.

        Revenue in the BSI segment reflects an increase in sales from many of our core technologies, particularly nuclear magnetic resonance, mass spectrometry and X-ray products. The mix of products sold in the BSI segment during 2012 reflects increased demand from academic, government and industrial customers. We attribute the increase in sales to academic and government customers to increased spending from these customers and to new product introductions. The improvement in revenues from our industrial customers reflects continued growth in these end markets and our new product introductions. Revenues in the BEST segment increased primarily due to recognition of license revenue on the sale of technology. In addition, revenue benefitted from higher demand for low temperature superconducting wire.

Cost of Revenue

        Our cost of revenue for the year ended December 31, 2012, was $962.0 million, resulting in a gross profit margin of 46.3%, compared to cost of revenue of $899.2 million, resulting in a gross profit margin of 45.6%, for the year ended December 31, 2011. The increase in cost of revenue is primarily a function of the higher revenues described above. Our cost of revenue for the year ended December 31, 2012 includes charges of $21.9 million representing amortization of acquisition-related intangible assets and other acquisition-related costs. Our cost of revenue for the year ended December 31, 2011 includes charges of $24.4 million representing inventory allowances for the rework of certain specialty magnets that did not meet customer specifications and amortization of acquisition-related intangible assets and other acquisition-related costs. Excluding these charges, our gross profit margin for the year ended December 31, 2012 and 2011 was 47.5% and 47.0%, respectively. The higher gross profit margin was driven by license revenue from the sale of technology in the BEST segment, which had no cost of revenue, and sales of our newly introduced products which carry higher gross margins than our previous generations of products. Offsetting these items were increasing pricing pressures in certain markets, changes in the mix of products and lower gross profit margins in our CAM division due to increased production costs.

Selling, General and Administrative

        Our selling, general and administrative expense for the year ended December 31, 2012 increased to $440.4 million, or 24.6% of revenue, from $406.6 million, or 24.6% of revenue, for the year ended December 31, 2011. The increase in selling, general and administrative expenses in dollars is driven by increases in headcount from our recent acquisitions and increases in headcount to support planned revenue growth in our existing businesses.

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

        At December 31, 2012, the Company performed its annual goodwill and indefinite-lived intangible impairment evaluation by performing a quantitative assessment and concluded all reporting units' fair values exceeded their carrying values, with the exception of the CAM division, which experienced increased deterioration in its financial performance. The Company, therefore, performed step two of the impairment test to measure potential impairment and concluded an impairment charge of $1.4 million was required and represented all the goodwill allocated to the CAM division. There were no indefinite-lived intangible assets associated with the CAM division and no impairment of indefinite-lived intangible assets during the year ended December 31, 2012.

        The increased deterioration in financial performance of the CAM division during 2012 discussed above was an indicator requiring the evaluation of the definite-lived intangible assets and other long-term assets within that reporting unit for recoverability. The Company performed a valuation at December 31, 2012 and determined that the definite-lived intangible assets and certain other long-term assets within the CAM division were impaired. The Company recorded an impairment charge in the amount of $21.2 million for the year ended December 31, 2012 to reduce the carrying value of those assets to their estimated fair values. No impairment losses were recorded related to definite-lived intangible assets during the years ended December 31, 2013 and 2011.

        In addition, based on the abandonment of a project in the BEST reporting unit in 2012 there was an indicator requiring the evaluation of those long-lived assets for recoverability. The Company performed a valuation at December 31, 2012, and determined that certain of the other long-lived assets within the BEST reporting unit were impaired. During the year ended December 31, 2012, an impairment charge in the amount of $1.2 million related to property, plant and equipment was recorded to reduce the carrying value of those assets to their estimated fair values.

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

Other Charges

        Other charges, net of $13.9 million recorded in 2012 consist of $11.1 million of legal and other professional service fees associated with our internal investigation and review of our operations in China, $2.0 million related to two factory relocations that are occurring within the BEST segment, and $0.8 million of other charges.

        Other charges, net of $9.7 million recorded in 2011 consist of charges recorded entirely in the BSI segment. The charges recorded in 2011 consist of $4.2 million of acquisition-related costs associated with the nano surfaces business, chemical analysis business and other acquisitions completed during the year. Acquisition-related costs consist of costs incurred under transition service arrangements we entered into with the sellers of the nano surfaces and chemical analysis businesses and transaction costs, including legal, accounting and other fees. Other charges, net for the year ended December 31, 2011 also includes $4.3 million of legal and other professional service fees associated with our internal investigation and review of our operations in China and $1.2 million of other charges.

Interest and Other Income (Expense), Net

        Interest and other income (expense), net during the year ended December 31, 2012 was $(17.7) million, compared to $(10.1) million for the year ended December 31, 2011.

        During the year ended December 31, 2012, the major components within interest and other income (expense), net were net interest expense of $13.4 million and realized and unrealized losses on foreign currency transactions of $6.8 million, partially offset by a $2.2 million gain on the sale of a product line during 2012. During the year ended December 31, 2011, the major components within interest and other income (expense), net, consisted of net interest expense of $6.3 million and realized and unrealized losses on foreign currency transactions of $4.4 million.

        The increase in interest expense is primarily a function of higher average outstanding debt balances throughout 2012 and an increase in the average interest rates we pay on outstanding borrowings due to entering into a longer-term debt arrangement in 2012 with higher interest rates. The realized and unrealized losses on foreign currency transactions during 2012 were primarily a function of changes in exchange rates between the Euro and the Swiss Franc against the U.S. Dollar.

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

        The income tax provision for the year ended December 31, 2012 was $60.1 million compared to an income tax provision of $51.5 million for the year ended December 31, 2011, representing effective tax rates of 43.5% and 35.4%, respectively. The increase in the effective tax rate was primarily due to the impairment charges, for which a tax deduction was not permitted.

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

Segment Results

Revenue

        The following table presents revenue, change in revenue and revenue growth by reportable segment for the years ended December 31, 2012 and 2011 (dollars in millions):

	2012	2011	Dollar Change	Percentage Change
BSI	$1,666.1	$1,554.1	$112.0	7.2%
BEST	136.2	113.4	22.8	20.1%
Eliminations (a)	(10.9)	(15.8)	4.9

	$1,791.4	$1,651.7	$139.7	8.5%

(a)
Represents product and service revenue between reportable segments.

BSI Segment Revenues

        BSI segment revenue increased by $112.0 million, or 7.2%, to $1,666.1 million for the year ended December 31, 2012, compared to $1,554.1 million for the year ended December 31, 2011. Included in this change in revenue is a decrease of approximately $66.3 million from the impact of foreign exchange due to the strengthening of the U.S. Dollar versus the Euro and other foreign currencies and an increase of approximately $19.8 million attributable to our recent acquisitions. Excluding the effect of foreign exchange and acquisitions, revenue increased by $158.5 million, or 10.2%. The increase in revenue, excluding the effect of foreign exchange and acquisitions, reflects an increase in sales from many of our core technologies, particularly nuclear magnetic resonance, mass spectrometry and X-ray products.

        System revenue and aftermarket revenue as a percentage of total BSI segment revenue were as follows during the years ended December 31, 2012 and 2011 (dollars in millions):

	2012		2011
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System revenue	$1,354.2	81.3%	$1,238.9	79.7%
Aftermarket revenue	311.9	18.7%	315.2	20.3%

Total revenue	$1,666.1	100.0%	$1,554.1	100.0%

        System revenue in the BSI segment includes nuclear magnetic resonance systems, magnetic resonance imaging systems, electron paramagnetic imaging systems, mass spectrometry systems, gas chromatography systems, CBRNE detection systems, X-ray systems, spark-optical emission spectroscopy systems, atomic force microscopy systems, stylus and optical metrology systems, molecular spectroscopy systems and other systems. Aftermarket revenues in the BSI segment include accessory sales, consumables, training and services.

BEST Segment Revenues

        BEST segment revenues increased by $22.8 million, or 20.1%, to $136.2 million for the year ended December 31, 2012, compared to $113.4 million for the year ended December 31, 2011. Included in this change in revenue is a reduction of approximately $11.1 million from the impact of foreign exchange due to the strengthening of the U.S. Dollar versus the Euro and other foreign currencies. Excluding the effect of foreign exchange, revenue increased by $33.9 million, or 29.9%. The increase in revenue, excluding the effect of foreign exchange, is primarily attributable to license revenue from the sale of technology, as well as higher demand for low temperature superconducting wire.

        System and wire revenue and aftermarket revenue as a percentage of total BEST segment revenue were as follows during the years ended December 31, 2012 and 2011 (dollars in millions):

	2012		2011
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System and wire revenue	$111.7	82.0%	$105.3	92.9%
Aftermarket and other revenue	24.5	18.0%	8.1	7.1%

Total revenue	$136.2	100.0%	$113.4	100.0%

        System and wire revenue in the BEST Technologies segment includes low and high temperature superconducting wire and superconducting devices, including magnets, linear accelerators and radio frequency cavities. Aftermarket revenues in the BEST segment consist primarily of license revenue and consumable sales.

  Gross Profit and Operating Expenses

        For the year ended December 31, 2012, gross profit margin in the BSI segment increased to 47.4% from 47.2% for the comparable period in 2011. Excluding the effects of certain non-recurring inventory charges, amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring charges totaling, in the aggregate, $21.7 million and $24.1 million for the years ended December 31, 2012 and 2011, respectively, gross profit margins were 48.7% for the years ended December 31, 2012 and 2011. The consistency in gross profit margins was driven by sales of our newly introduced products which carry higher gross margins than our previous generations of products. Offsetting this increase were increasing pricing pressures in certain markets, changes in the mix of products and our CAM division contributing lower gross profit margins due to increased production costs. BEST segment gross profit margin increased to 31.2% from 19.8% for the comparable period in 2011, primarily due to the recognition of license revenue on the sale of technology in 2012, which had no cost of revenue. For the year ended December 31, 2012, selling, general and administrative expenses and research and development expenses in the BSI segment increased to $614.0 million, or 36.9% of segment revenue, from $560.8 million, or 36.1% of segment revenue, for the comparable period in 2011. This increase is a function of incremental investments in sales and marketing activities and research and development activities, as well as increases in operating expenses related to the acquisitions completed in 2011 and 2012. These cost increases primarily relate to additional headcount, higher sales commission expenses as a result of higher revenues and higher material costs. Selling, general and administrative expenses and research and development expenses in the BEST segment increased to $26.2 million, or 19.2% of segment revenue, from $23.1 million, or 20.4% of segment revenue for the comparable period in 2011. The decline as a percentage of revenue was attributable to the impact of recognizing license revenue in 2012 related to the sale of technology.

Income (Loss) from Operations

        The following table presents income (loss) from operations and operating margins on revenue by reportable segment for the years ended December 31, 2012 and 2011 (dollars in millions):

	2012		2011
	Operating Income (Loss)	Percentage of Segment Revenue	Operating Income (Loss)	Percentage of Segment Revenue
BSI	$140.8	8.5%	$162.8	10.5%
BEST	12.8	9.4%	(4.1)	(3.6)%
Corporate, eliminations and other (a)	2.4		(3.1)

Total operating income	$156.0	8.7%	$155.6	9.4%

(a)
Represents corporate costs and eliminations not allocated to the reportable segments.

        BSI segment income from operations for the year ended December 31, 2012 was $140.8 million, resulting in an operating margin of 8.5%, compared to income from operations of $162.8 million, resulting in an operating margin of 10.5%, for the year ended December 31, 2011. Income from operations includes $59.2 million and $37.5 million in the years ended December 31, 2012 and 2011, respectively, representing inventory charges, amortization of acquisition-related intangible assets and other acquisition-related costs, impairment of goodwill, definite-lived intangible assets and other long-lived assets and other charges. Excluding these costs, income from operations in the BSI segment would have been $200.0 million and $200.3 million, resulting in operating margins of 12.0% and 12.9%, respectively, for the years ended December 31, 2012 and 2011. Operating margins declined as a result of the increased pricing pressure in certain markets, product mix and higher operating expenses offset, in part, by higher revenues.

        The Company recorded an impairment of assets within the BSI segment of $22.6 million for the year ended December 31, 2012, comprised of goodwill and definite-lived intangible asset impairment charges of $1.4 million and $16.4 million, respectively, in our CAM division, and an impairment charge of $4.8 million of other long-lived assets to reduce the carrying value to their estimated fair value.

        BEST segment income from operations for the year ended December 31, 2012 was $12.8 million, resulting in an operating margin of 9.4%, compared to a loss from operations of $4.1 million, resulting in an operating margin of (3.6)%, for the year ended December 31, 2011. The increase in operating margin is the result of higher revenues, in particular the recognition of license revenue from the sale of technology, partially offset by higher operating expenses. The increase in operating expenses is a function of incremental investments in sales and marketing activities and research and development activities, as well as an impairment of assets of $1.2 million recorded for the year ended December 31, 2012 to reduce the carrying value of certain tangible long-lived assets to their estimated fair value.

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

        During the year ended December 31, 2013, net cash provided by operating activities was $145.0 million, resulting primarily from $191.0 million of consolidated net income adjusted for non-cash items, partially offset by a $46.0 million increase in working capital. The increase in working capital for the year ended December 31, 2013 is primarily the result of a reduction in income tax payables, in part due to settlement of certain tax audits during 2013, and an increase in accounts receivable from our higher revenue levels. During the year ended December 31, 2012, net cash provided by operating activities was $133.1 million, resulting primarily from $191.4 million of consolidated net income adjusted for non-cash items, partially offset by a $58.3 million increase in working capital driven by higher inventory levels. We recorded an impairment of assets of $23.8 million for the year ended December 31, 2012, comprising goodwill and definite-lived intangible asset impairment charges of $1.4 million and $16.4 million, respectively, in our CAM division, and an impairment charge of $6.0 million of other long-lived assets to reduce the carrying value to their estimated fair value. The increase in working capital for the year ended December 31, 2012 is primarily the result of an increase in inventory build.

        During the year ended December 31, 2013, net cash used in investing activities was $60.0 million, compared to net cash used in investing activities of $93.2 million during the year ended December 31, 2012. Cash used in investing activities during the year ended December 31, 2013 was attributable primarily to $48.9 million of capital expenditures, net and $11.6 million used for acquisitions. Cash used in investing activities during the year ended December 31, 2012 was attributable primarily to $69.5 million of capital expenditures, net and $27.0 million used for acquisitions. We currently anticipate that our capital spending will be below $50 million in 2014.

        During the year ended December 31, 2013, net cash provided by financing activities was $26.5 million, compared to net cash provided by financing activities of $34.4 million during the year ended December 31, 2012. Cash provided by financing activities during the year ended December 31, 2013 was primarily attributable to proceeds of revolving lines of credit of $19.5 million and $8.2 million of proceeds from the issuance of common stock in connection with stock option exercises, offset, in part, by repayment of debt of $1.6 million. Cash provided by financing activities during the year ended December 31, 2012 was primarily attributable to $240.0 million of borrowings under the Note Purchase Agreement described below, offset, in part, by repayments of revolving lines of credit of $216.5 million, proceeds of revolving lines of credit of $93.0 million and net debt repayments under various long-term and short-term arrangements of $83.2 million.

        At December 31, 2013 and December 31, 2012, we had $419.8 million and $288.2 million, respectively, of foreign cash and cash equivalents, most significantly in Germany, Switzerland and the Netherlands, compared to a total amount of cash and cash equivalents at December 31, 2013 and December 31, 2012 of $438.7 million and $310.6 million, respectively. If the cash and cash equivalents held by our foreign subsidiaries are needed to fund operations in the U.S., or we otherwise elect to repatriate the unremitted earnings of our foreign subsidiaries in the form of dividends or otherwise, or if the shares of the subsidiaries were sold or transferred, we would likely be subject to additional U.S. income taxes, net of the impact of any available tax credits, which could result in a higher effective tax rate in the future. Further, based on our current plans and anticipated cash needs to fund our U.S. operations, we do not foresee a need to repatriate earnings of our foreign subsidiaries and it is our current intent to indefinitely reinvest unremitted earnings in our foreign subsidiaries.

        At December 31, 2013, we had outstanding debt totaling $355.0 million, consisting of $240.0 million outstanding under the Note Purchase Agreement described below, $112.5 million outstanding under the revolving loan component of the Amended Credit Agreement described below and $2.5 million under capital lease obligations and other loans. At December 31, 2012, we had outstanding debt totaling $337.2 million, consisting of $240.0 million outstanding under the Note Purchase Agreement described below, $93.0 million outstanding under the revolving loan component of the Amended Credit Agreement described below and $4.2 million under capital lease obligations and other loans.

        In May 2011, we entered into an amendment and restatement of a credit agreement originally entered into in 2008, referred to as the Amended Credit Agreement. The Amended Credit Agreement provides for a revolving credit line with a maximum commitment of $250.0 million and maturity date of May 2016. Borrowings under the revolving credit line of the Amended Credit Agreement accrue interest, at our option, at either (a) the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) adjusted LIBOR plus 1.00% or (b) LIBOR, plus margins ranging from 0.80% to 1.65%. There is also a facility fee ranging from 0.20% to 0.35%.

        Borrowings under the Amended Credit Agreement are secured by guarantees from certain material subsidiaries, as defined in the Amended Credit Agreement, and Bruker Energy & Supercon Technologies, Inc. The Amended Credit Agreement also requires that we maintain certain financial ratios related to maximum leverage and minimum interest coverage, as defined in the Amended Credit Agreement. Specifically, our leverage ratio cannot exceed 3.0 and our interest coverage ratio cannot be less than 3.0. As of December 31, 2013, we were in compliance with the covenants of the Amended Credit Agreement. In addition to the financial ratios, the Amended Credit Agreement restricts, among other things, our ability to do the following: make certain payments; incur additional debt; incur certain liens; make certain investments, including derivative agreements; merge, consolidate, sell or transfer all or substantially all of our assets; and enter into certain transactions with affiliates. Our failure to comply with any of these restrictions or covenants may result in an event of default on the Amended Credit Agreement, which could permit acceleration of the debt under and require us to prepay the debt before its scheduled due date.

        Other revolving loans are with various financial institutions located primarily in Germany, Switzerland and France. The following is a summary of the maximum commitments and net amounts available to the Company under revolving loans as of December 31, 2013 (dollars in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
Amended Credit Agreement	1.3%	$250.0	$112.5	$0.6	$136.9
Other revolving loans	—	214.4	—	170.6	43.8

Total revolving loans		$464.4	$112.5	$171.2	$180.7

        In January 2012, we entered into a note purchase agreement, referred to as the Note Purchase Agreement, with a group of accredited institutional investors. Under the Note Purchase Agreement we issued and sold $240.0 million of senior notes, which consist of the following:

  •
  $20.0 million 3.16% Series 2012A senior notes due January 18, 2017;

  •
  $15.0 million 3.74% Series 2012A senior notes due January 18, 2019;

  •
  $105.0 million 4.31% Series 2012A senior notes due January 18, 2022; and

  •
  $100.0 million 4.46% Series 2012A senior notes due January 18, 2024.

        As of December 31, 2013, we were in compliance with the covenants of the Note Purchase Agreement. Our leverage ratio was 1.3 and our interest coverage ratio was 13.5.

        As of December 31, 2013, we have approximately $30.3 million of U.S. net operating loss carryforwards available to reduce future state taxable income, which expire at various times through 2033, and approximately $54.3 million of German Trade Tax net operating losses that are carried forward indefinitely. Additionally, we have $8.6 million of other foreign net operating losses that are expected to expire at various times beginning in 2022. We also have U.S. tax credits of approximately

$18.8 million available to offset future tax liabilities that expire at various dates. These credits include research and development tax credits of $11.6 million expiring at various times through 2033 and foreign tax credits of $7.2 million expiring at various times through 2023. These U.S. operating loss and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code.

        The following table summarizes maturities for our significant financial obligations as of December 31, 2013 (dollars in millions):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Revolving lines of credit	$112.5	$—	$112.5	$—	$—
Other long-term debt, including current portion	242.5	0.7	1.4	20.2	220.2
Interest payable on long-term debt	87.9	10.2	20.4	19.7	37.6
Operating lease obligations	87.7	20.7	30.2	19.1	17.7
Pension liabilities	56.5	3.8	8.6	10.1	34.0
Uncertain tax contingencies	32.7	—	32.7	—	—

	$619.8	$35.4	$205.8	$69.1	$309.5

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

TRANSACTIONS WITH RELATED PARTIES

        We lease certain office space from certain of our principal shareholders, including a director and executive officer and another member of our Board of Directors, and members of their immediate family. During each of the years ended December 31, 2013, 2012 and 2011, these shareholders were paid approximately $2.6 million, $2.4 million and $2.4 million, respectively, which was estimated to be equal to the fair market value of the rentals.

        During the years ended December 31, 2013, 2012 and 2011, we incurred expenses of $5.3 million, $2.4 million and $3.2 million, respectively, to a law firm in which one of the members of our Board of Directors is a partner.

        During the years ended December 31, 2013, 2012 and 2011, we incurred expenses of $0.2 million, $0.4 million and $0.5 million, respectively, to a financial services firm in which one of the members of our Board of Directors is a partner.

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

Impact of Foreign Currencies

        We generate a substantial portion of our revenues in international markets, principally Germany and other countries in the European Union, Switzerland, and Japan, which exposes our operations to the risk of exchange rate fluctuations. The impact of currency exchange rate movement can be positive or negative in any period. Our costs related to sales in foreign currencies are largely denominated in the same respective currencies, limiting our transaction risk exposure. However, for foreign currency denominated sales in certain regions, such as Japan, where we do not incur significant costs denominated in that foreign currency, we are more exposed to the impact of foreign currency fluctuations. For sales not denominated in U.S. Dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. Dollars, it will require more of the foreign currency to equal a specified amount of U.S. Dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. Dollars than we did before the rate increase went into effect. If we price our products in U.S. Dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. Dollar could result in our prices not being competitive in a market where business is transacted in the local currency. In the years ended December 31, 2013 and 2012 our revenue by geography was as follows (dollars in millions):

	2013		2012
	Revenue	Percentage of Revenue	Revenue	Percentage of Revenue
United States	$359.7	19.5%	$377.2	21.1%
Europe	772.6	42.0%	706.1	39.4%
Asia Pacific	529.1	28.8%	525.7	29.3%
Rest of world	178.0	9.7%	182.4	10.2%

Total revenue	$1,839.4	100.0%	$1,791.4	100.0%

        Changes in foreign currency exchange rates decreased our revenue by approximately 0.3% in the year ended December 31, 2013 and decreased revenue by 4.7% in the year ended December 31, 2012.

        Assets and liabilities of our foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using year-end exchange rates, or historical rates, as appropriate. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a separate component of shareholders' equity. In the years ended December 31, 2013 and 2012, we recorded net gains from currency translation adjustments of $27.3 million and $8.8 million, respectively. Gains and losses resulting from foreign currency transactions are reported in interest and other income (expense), net in the consolidated statements of income and comprehensive income. Our foreign exchange losses, net were $10.4 million and $6.8 million for years ended December 31, 2013 and 2012, respectively.

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

        At December 31, 2013 and 2012, we had foreign currency contracts with notional amounts aggregating $95.9 million and $94.3 million, respectively. At December 31, 2013, the Company had the following notional amounts outstanding under foreign currency contracts (in millions):

Buy	Notional Amount in Buy Currency	Sell	Maturity	Notional Amount in U.S. Dollars	Fair Value of Assets	Fair Value of Liabilities
December 31, 2013:
Euro	40.4	U.S. Dollars	January 2014 to March 2014	54.5	1.1	—
Swiss Francs	37.9	U.S. Dollars	January 2014	41.4	1.2	—

				$95.9	$2.3	$—

        Based on the contractual maturities of these contracts and exchange rates as of December 31, 2013, we anticipate that these contracts will result in net cash flows of $2.3 million in 2014. At December 31, 2013, assuming all other variables are constant, if the U.S. Dollar weakened by 10%, the market value of our foreign currency contracts would increase by approximately $9.8 million and if the U.S. Dollar strengthened by 10%, the market value of our foreign currency contracts would decrease by approximately $9.8 million.

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

        Our exposure related to adverse movements in interest rates is derived primarily from outstanding floating rate debt instruments that are indexed to short-term market rates. We currently have a higher level of fixed rate debt than variable rate debt, which limits our exposure to adverse movements in interest rates.

Impact of Commodity Prices

        We are exposed to certain commodity risks associated with prices for various raw materials. The prices of copper and certain other raw materials, particularly niobium, used to manufacture superconductors have increased significantly over the last decade. Copper and niobium tin are the main components of low temperature superconductors and continued commodity price increases for copper and niobium, as well as other raw materials, may negatively affect our profitability. Periodically, we enter into commodity forward purchase contracts to minimize the volatility that fluctuations in the price of copper have on our sales of these products. At December 31, 2013 and December 31, 2012, we had fixed price commodity contracts with notional amounts aggregating $3.4 million. The fair value of the fixed price commodity contracts at December 31, 2013 and December 31, 2012 was $0.1 million and $(0.2) million, respectively. We will continue to evaluate our commodity risks and may utilize commodity forward purchase contracts more frequently in the future.

Inflation

        We do not believe inflation had a material impact on our business or operating results during any of the periods presented.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Bruker Corporation

        We have audited the accompanying consolidated balance sheets of Bruker Corporation as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, and statements of shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bruker Corporation at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bruker Corporation's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 27, 2014

BRUKER CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$438.7	$310.6
Accounts receivable, net	307.6	289.3
Inventories	589.8	611.5
Deferred tax assets	9.7	5.8
Other current assets	86.1	92.5

Total current assets	1,431.9	1,309.7
Property, plant and equipment, net	299.5	283.6
Goodwill	127.4	115.9
Intangible assets, net	105.6	117.0
Long-term deferred tax assets	18.7	17.6
Other long-term assets	5.2	12.6

Total assets	$1,988.3	$1,856.4

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$0.7	$1.3
Accounts payable	74.8	69.6
Customer advances	258.6	267.3
Deferred tax liabilities	16.7	6.9
Other current liabilities	297.8	336.7

Total current liabilities	648.6	681.8
Long-term debt	354.3	335.9
Long-term deferred revenue	33.7	34.9
Long-term deferred tax liabilities	22.6	12.1
Accrued pension	40.5	60.0
Other long-term liabilities	38.4	22.0
Commitments and contingencies (Note 14)
Shareholders' equity:
Preferred stock, $0.01 par value 5,000,000 shares authorized, none issued or outstanding at December 31, 2013 and 2012	—	—
Common stock, $0.01 par value 260,000,000 shares authorized, 167,619,039 and 166,625,976 shares issued and 167,579,204 and 166,604,427 outstanding at December 31, 2013 and 2012, respectively	1.7	1.7
Treasury stock at cost, 39,835 and 21,549 shares at December 31, 2013 and 2012, respectively	(0.6)	(0.2)
Additional paid-in capital	63.5	48.3
Retained earnings	599.1	519.0
Accumulated other comprehensive income	182.4	137.8

Total shareholders' equity attributable to Bruker Corporation	846.1	706.6
Noncontrolling interest in consolidated subsidiaries	4.1	3.1

Total shareholders' equity	850.2	709.7

Total liabilities and shareholders' equity	$1,988.3	$1,856.4

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In millions, except per share data)

	Year Ended December 31,
	2013	2012	2011
Product revenue	$1,611.4	$1,556.5	$1,445.6
Service revenue	219.3	210.0	194.8
Other revenue	8.7	24.9	11.3

Total revenue	1,839.4	1,791.4	1,651.7
Cost of product revenue	891.7	837.2	792.5
Cost of service revenue	142.5	124.8	106.7

Total cost of revenue	1,034.2	962.0	899.2

Gross profit	805.2	829.4	752.5
Operating expenses:
Selling, general and administrative	437.9	440.4	406.6
Research and development	190.5	195.3	177.2
Impairment of assets	—	23.8	—
Write-off of deferred offering costs	—	—	3.4
Other charges, net	28.6	13.9	9.7

Total operating expenses	657.0	673.4	596.9

Operating income	148.2	156.0	155.6
Interest and other income (expense), net	(23.6)	(17.7)	(10.1)

Income before income taxes and noncontrolling interest in consolidated subsidiaries	124.6	138.3	145.5
Income tax provision	42.8	60.1	51.5

Consolidated net income	81.8	78.2	94.0
Net income attributable to noncontrolling interest in consolidated subsidiaries	1.7	0.7	1.7

Net income attributable to Bruker Corporation	$80.1	$77.5	$92.3

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.48	$0.47	$0.56
Diluted	$0.48	$0.46	$0.55
Weighted average common shares outstanding:
Basic	166.5	166.0	165.4
Diluted	168.5	167.4	166.9
Consolidated net income	$81.8	$78.2	$94.0
Foreign currency translation adjustments	27.3	8.8	(14.7)
Changes in hedging instruments	—	1.1	1.9
Pension liability adjustments (net of tax of $4.6 million, $3.7 million and $0.6 million, respectively)	17.3	(15.0)	2.9

Net comprehensive income	126.4	73.1	84.1
Less: Comprehensive income attributable to noncontrolling interests	1.7	0.3	1.7

Comprehensive income attributable to Bruker Corporation	$124.7	$72.8	$82.4

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions, except share data)

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

(In millions, except share data)

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

BRUKER CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Continued)

(In millions, except share data)

	Common Shares	Common Stock Amount	Treasury Shares	Treasury Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity Attributable to Bruker Corporation	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
Balance at December 31, 2012	166,604,427	$1.7	21,549	$(0.2)	$48.3	$519.0	$137.8	$706.6	$3.1	$709.7
Restricted shares issued	121,072	—	—	—	—	—	—	—	—	—
Stock options exercised	871,991	—	—	—	8.4	—	—	8.4	—	8.4
Stock based compensation	—	—	—	—	6.6	—	—	6.6	—	6.6
Treasury stock acquired	(18,286)	—	18,286	(0.4)	0.2	—	—	(0.2)	—	(0.2)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(0.6)	(0.6)
Consolidated net income	—	—	—	—	—	80.1	—	80.1	1.7	81.8
Other comprehensive income (loss)	—	—	—	—	—	—	44.6	44.6	(0.1)	44.5

Balance at December 31, 2013	167,579,204	$1.7	39,835	$(0.6)	$63.5	$599.1	$182.4	$846.1	$4.1	$850.2

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Consolidated net income	$81.8	$78.2	$94.0
Adjustments to reconcile consolidated net income to cash flows from operating activities:
Depreciation and amortization	61.3	59.1	52.9
Write down of demonstration inventories to net realizable value	32.7	31.5	30.0
Impairment of assets	—	23.8	—
Stock-based compensation expense	6.6	7.8	7.9
Deferred income taxes	7.4	(11.7)	(4.8)
Gain on disposal of product line	(0.9)	(2.2)	—
Other non-cash expenses, net	2.1	4.9	1.2
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(19.3)	1.6	(52.8)
Inventories	5.7	(49.5)	(103.3)
Accounts payable and accrued expenses	7.0	4.6	23.4
Income taxes payable	(33.7)	(2.4)	(0.8)
Deferred revenue	4.6	(4.4)	17.4
Customer advances	(12.1)	(4.6)	31.3
Other changes in operating assets and liabilities, net	1.8	(3.6)	(8.7)

Net cash provided by operating activities	145.0	133.1	87.7

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(11.6)	(27.0)	(14.3)
Disposal of product line	0.5	3.3	—
Purchases of property, plant and equipment	(50.3)	(72.8)	(61.6)
Sales of property, plant and equipment	1.4	3.3	7.2

Net cash used in investing activities	(60.0)	(93.2)	(68.7)

Cash flows from financing activities:
Repayments of revolving lines of credit	—	(216.5)	—
Proceeds from revolving lines of credit	19.5	93.0	30.7
Proceeds from Note Purchase Agreement	—	240.0	—
Repayment of other debt, net	(1.6)	(83.2)	(29.3)
Payment of deferred financing costs	—	(1.4)	(1.3)
Proceeds from issuance of common stock, net	8.2	4.5	3.3
Excess tax benefit related to exercise of stock awards	—	—	0.2
Changes in restricted cash	1.0	(1.4)	0.1
Cash payments to noncontrolling interests	(0.6)	(0.6)	(0.4)

Net cash provided by financing activities	26.5	34.4	3.3

Effect of exchange rate changes on cash and cash equivalents	16.6	(9.7)	(6.7)

Net change in cash and cash equivalents	128.1	64.6	15.6
Cash and cash equivalents at beginning of year	310.6	246.0	230.4

Cash and cash equivalents at end of year	$438.7	$310.6	$246.0

Supplemental disclosure of cash flow information:
Cash paid for interest	$12.7	$10.1	$6.7

Cash paid for taxes	$84.3	$79.9	$69.7

Non-cash financing activities:
Issuance of common stock in connection with acquisition of Michrom Bioresources Inc.	$—	$—	$2.9

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business

        Bruker Corporation, together with its consolidated subsidiaries ("Bruker" or the "Company"), is a designer and manufacturer of proprietary life science and materials research systems and associated products that address the rapidly evolving needs of a diverse array of customers in life science, pharmaceutical, biotechnology, clinical and molecular diagnostics research, and materials and chemical analysis in various industries and government applications.

        The Company has two reporting segments, Bruker Scientific Instruments (BSI), which represents approximately 93% of the Company's revenues during the year ended December 31, 2013, and Energy & Supercon Technologies (BEST), which represents the remainder of the business. Within BSI, the Company is organized into three operating segments: the Bruker BioSpin Group, the Bruker CALID Group and the Bruker MAT Group. For financial reporting purposes, the Bruker BioSpin, Bruker CALID and Bruker MAT operating segments are aggregated into the BSI reporting segment because each has similar economic characteristics, production processes, service offerings, types and classes of customers, methods of distribution and regulatory environments.

          Bruker BioSpin— Bruker BioSpin designs, manufactures and distributes enabling life science tools based on magnetic resonance and preclinical imaging technologies. Bruker BioSpin's Magnetic Resonance division sells various systems utilizing magnetic resonance technology, including magnetic resonance imaging (MRI) systems, nuclear magnetic resonance systems (NMR), and electron paramagnetic resonance systems (EPR) as well as OEM MRI magnets to medical device manufacturers. Bruker BioSpin's preclinical imaging division sells single and multiple modality systems using MRI, position emission tomography (PET), single photon emission tomography (SPECT), computed tomography (CT), magnetic particle imaging (MPI) and optical imaging (fluorescence and bioluminescence) technologies to preclinical markets.

          Bruker CALID (Chemicals, Applied Markets, Life Science, In-Vitro Diagnostics, Detection)— Bruker CALID designs, manufactures and distributes life science mass spectrometry instruments that can be integrated and used along with other sample preparation or chromatography instruments, as well as Chemical, Biological, Radiological, Nuclear and Explosive (CBRNE) detection products and instruments based on Raman molecular spectroscopy technologies. Bruker CALID's mass spectrometry units are typically used in applications of expression proteomics, clinical proteomics, metabolic and peptide biomarker profiling, drug discovery and development, molecular diagnostics research, molecular and systems biology, and basic molecular medicine research and clinical microbiology (for research use only outside the European Union).

          Bruker MAT (Materials)— Bruker MAT designs, manufactures and distributes spectroscopy and microscopy instruments for the understanding of composition and structure in material science and life science samples. The instruments are based on advanced technologies in X-ray fluorescence spectroscopy (XRF), X-ray diffraction (XRD), X-ray micro computed tomography (μCT), atomic force microscopy (AFM), stylus and optical metrology (SOM), fluorescence microscopy (FM), analytical tools for electron microscopes, handheld, portable, and mobile X-ray fluorescence, and spark optical emission spectroscopy systems.

        The Company's BEST reporting segment develops and manufactures superconducting and non-superconducting materials and devices for use in renewable energy, energy infrastructure, healthcare and "big science" research. The segment focuses on metallic low temperature superconductors for use in magnetic resonance imaging, nuclear magnetic resonance, fusion energy research and other applications, and ceramic high temperature superconductors primarily for energy grid and magnet applications.

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

Cash and Cash Equivalents

        Cash and cash equivalents primarily include cash on hand, money market funds and time deposits with original maturities of three months or less at the date of acquisition. Time deposits represent amounts on deposit in banks and temporarily invested in instruments with maturities of three months or less at the time of purchase. Certain of these investments represent deposits which are not insured by the FDIC or any other government agency. Cash equivalents are carried at cost, which approximates market value.

Restricted Cash

        Certain customers require the Company to provide bank guarantees on customer advances. Generally, lines of credit satisfy this requirement. However, to the extent the required guarantee exceeds the available local line of credit, the Company maintains restricted cash balances. Restricted cash balances are classified as non-current unless, under the terms of the applicable agreements, the funds will be released from restrictions within one year from the balance sheet date. At December 31, 2013, the Company had $6.7 million of restricted cash, of which $4.0 million was classified as non-current. At December 31, 2012, the Company had $7.6 million of restricted cash, of which $3.9 million was classified as non-current.

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

Concentration of Credit Risk

        Financial instruments which subject the Company to credit risk consist of cash and cash equivalents, derivative instruments, accounts receivables and restricted cash. The risk with respect to cash and cash equivalents is minimized by the Company's policy of investing in short-term financial instruments issued by highly-rated financial institutions. The risk with respect to derivative instruments is minimized by the Company's policy of entering into arrangements with highly-rated financial institutions. The risk with respect to accounts receivables is minimized by the creditworthiness and diversity of the Company's customers. The Company performs periodic credit evaluations of its customers' financial condition and generally requires an advanced deposit for a portion of the purchase price. Credit losses have been within management's expectations and the allowance for doubtful accounts totaled $7.9 million as of December 31, 2013 and 2012. As of December 31, 2013 and 2012, no single customer represented 10% of the Company's accounts receivable. For the years ended December 31, 2013, 2012 and 2011, no single customer represented 10% of the Company's total revenue.

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

        The Company tests goodwill for impairment at the reporting unit level, which is the operating segment or one level below an operating segment. The Company has the option of performing a qualitative assessment to determine whether further impairment testing is necessary before performing the two-step quantitative assessment. If as a result of the qualitative assessment, it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, a quantitative impairment test will be required. Otherwise, no further testing will be required. If a quantitative impairment test is performed, the first step involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines fair value of reporting units using a weighting of both the market and the income methodologies. Estimating the fair value of the reporting units requires significant judgment by management. If the carrying amount of a reporting unit exceeds the fair value of the reporting unit, the Company performs the second step of the goodwill impairment test to measure the amount of the impairment. In the second step of the goodwill impairment test the Company compares the implied fair value of the reporting unit's goodwill with the carrying value of that goodwill.

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

        The Company also offers to its customers extended warranty and service agreements extending beyond the initial warranty for a fee. These fees are recorded as deferred revenue and recognized ratably into income over the life of the extended warranty contract or service agreement.

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

        The Company records liabilities related to uncertain tax positions in accordance with the guidance that clarifies the accounting for uncertainty in income taxes recognized in a Company's financial statements. This guidance prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Customer Advances

        The Company typically requires an advance deposit under the terms and conditions of contracts with customers. These deposits are recorded as a liability until revenue is recognized on the specific contract in accordance with the Company's revenue recognition policy.

Revenue Recognition

        The Company recognizes revenue from systems sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, title and risk of loss has been transferred to the customer and collectability of the resulting receivable is reasonably assured. Title and risk of loss is generally transferred upon customer acceptance and evidence of installation for a system that has been delivered to the customer. When products are sold through an independent distributor or a strategic distribution partner who assumes responsibility for installation, the Company recognizes the system sale when the product has been shipped and title and risk of loss have been transferred to the distributor. The Company's distributors do not have price protection rights or rights of return; however, the Company's products are typically warranted to be free from defect for a period of one year. Revenue is deferred until cash is received when collectability is not reasonably assured or when the price is not fixed or determinable.

        For transactions entered into subsequent to the adoption of ASU No. 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements, that include multiple elements, arrangement consideration is allocated to each element using the fair value hierarchy as required by ASU No. 2009-13. The Company limits the amount of revenue recognized for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations, or subject to customer-specific return or refund privileges.

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

        The Company also has contracts for which it applies the percentage-of-completion model and completed contract model of revenue recognition. Application of the percentage-of-completion method requires the Company to make reasonable estimates of the extent of progress toward completion of the contract and the total costs the Company will incur under the contract. Changes in the estimates could affect the timing of revenue recognition.

        Other revenues are primarily comprised of licensing arrangements. Licensing revenue is recognized ratably over the term of the related contract.

Shipping and Handling Costs

        The Company includes costs incurred in connection with shipping and handling of products within selling, general and administrative expenses in the accompanying statements of income and comprehensive income. Shipping and handling costs were $26.7 million, $30.5 million and $28.7 million in the years ended December 31, 2013, 2012 and 2011, respectively. Amounts billed to customers in connection with these costs are included in total revenues.

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

Advertising

        The Company expenses advertising costs as incurred. Advertising expenses were $9.6 million, $7.5 million and $8.1 million during the years ended December 31, 2013, 2012 and 2011, respectively.

Stock-Based Compensation

        The Company recognizes stock-based compensation expense in the consolidated statements of income and comprehensive income based on the fair value of the share-based award at the grant date. The Company's primary types of share-based compensation are stock options and restricted stock. The Company recorded stock-based compensation expense for the years ended December 31, 2013, 2012 and 2011, as follows (in millions):

	2013	2012	2011
Stock options	$5.3	$6.5	$6.6
Restricted stock	1.3	1.3	1.3

Total stock-based compensation	$6.6	$7.8	$7.9

        Compensation expense is amortized on a straight-line basis over the underlying vesting terms of the share-based award. Stock options to purchase the Company's common stock are periodically awarded to executive officers and other employees of the Company, and members of the Company's Board of Directors, subject to a vesting period of three to five years. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rate are required for the Black-Scholes model and are presented in the table below:

	2013	2012	2011
Risk-free interest rate	1.07%-2.45%	0.91%-1.78%	1.24%-3.12%
Expected life	6.5 years	6.5 years	6.5 years
Volatility	54.9%	55.9%	57.2%
Expected dividend yield	—	—	—

        The risk-free interest rate is based on the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected life assumption. Expected life is determined through the simplified method as defined in the Securities and Exchange Commission Staff Accounting Bulletin No. 110. The Company believes that this is the best estimate of the expected term of a new option. Expected volatility is based on a number of factors, but the Company currently believes that the exclusive use of its historical volatility results in the best estimate of the grant-date fair value of employee stock options because it reflects the market's current expectations of future volatility. The expected dividend yield was not considered in the option pricing formula since the Company does not pay dividends and has no current plans to do so in the future. The terms of certain of the Company's indebtedness currently restrict its ability to pay dividends to its shareholders. The weighted average fair values of options granted was $10.37, $7.11 and $7.89 per share for the years ended December 31, 2013, 2012 and 2011, respectively.

        In addition, the Company utilizes an estimated forfeiture rate when calculating the stock-based compensation expense for the period. The Company has applied estimated forfeiture rates derived from an analysis of historical data of 7.0%, 5.7% and 5.2% for the years ended December 31, 2013, 2012 and 2011, respectively, in determining the expense recorded in the accompanying consolidated statements of income and comprehensive income.

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

        The following table sets forth the computation of basic and diluted weighted average shares outstanding for the years ended December 31, (in millions, except per share data):

	2013	2012	2011
Net income attributable to Bruker Corporation	$80.1	$77.5	$92.3

Weighted average shares outstanding:
Weighted average shares outstanding-basic	166.5	166.0	165.4
Effect of dilutive securities:
Stock options and restricted stock	2.0	1.4	1.5

Weighted average shares outstanding-diluted	168.5	167.4	166.9

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.48	$0.47	$0.56

Diluted	$0.48	$0.46	$0.55

        Stock options to purchase approximately 0.4 million shares, 0.6 million shares and 0.1 million shares were excluded from the computation of diluted earnings per share for the years ended December 31, 2013, 2012 and 2011, respectively, because their effect would have been anti-dilutive.

Employee Retirement Plans

        The Company recognizes the over-funded or under-funded status of defined benefit pension and other postretirement defined benefit plans as an asset or liability, respectively, in its consolidated balance sheets and recognizes changes in the funded status in the year in which the changes occur through other comprehensive income.

Other Comprehensive Income

        Other comprehensive income refers to revenues, expenses, gains and losses that are excluded from net income as these amounts are recorded directly as an adjustment to shareholders' equity, net of tax. The Company's other comprehensive income is composed primarily of foreign currency translation adjustments and changes in the funded status of defined benefit pension plans.

Foreign Currency Translation

        Assets and liabilities of the Company's foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using year-end exchange rates, or historical rates, as appropriate. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a separate component of shareholders' equity. Gains and losses resulting from translation of foreign currency monetary transactions are reported in interest and other income (expense), net in the consolidated statements of income and comprehensive income for all periods presented. The Company has certain intercompany foreign currency transactions that are deemed to be of a long-term investment nature. Exchange adjustments related to those transactions are made directly to a separate component of shareholders' equity.

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

        Significant estimates and judgments made by management in preparing these financial statements include revenue recognition, allowances for doubtful accounts, writedowns for excess and obsolete inventory, estimated fair values used to record impairment charges related to intangible assets, goodwill, and other long-lived assets, amortization periods, expected future cash flows used to evaluate the recoverability of long-lived assets, stock-based compensation expense, warranty allowances, restructuring and other related charges, contingent liabilities and the recoverability of the Company's net deferred tax assets.

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

Reclassifications

        Certain line items in prior period financial statements, including reclassifications within product cost of revenue, service cost of revenue and selling, general and administrative expenses, as well as certain footnote disclosures, including Note 7—Property Plant and Equipment, have been reclassified. These amounts are not material and had no effect on previously reported net income or cash flows.

Note 3—Acquisitions

        In March 2012, the Company completed the acquisition of SkyScan N.V. (the "SkyScan business"), a privately owned company based in Belgium that provides advanced, high-resolution micro-computed tomography systems for three-dimensional X-ray imaging in preclinical imaging applications and materials research markets. The Company expects synergies from combining the SkyScan business into its current product portfolio. The acquisition of the SkyScan business is accounted for under the acquisition method. The components and fair value allocation of the consideration transferred in connection with the SkyScan business are as follows (in millions):

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

        The fair value allocation includes contingent consideration in the amount of $4.0 million, which represents the estimated fair value of future payments to the former shareholders of the SkyScan business based on achieving annual revenue targets for the years 2012-2014. The maximum potential future payments related to the contingent consideration is capped at approximately $5.9 million. The annual revenue target for 2012 was achieved and the applicable contingent consideration paid in 2013. The Company's allocation of the consideration transferred in connection with the acquisition of the SkyScan business was finalized in the first quarter of 2013 and measurement date adjustments were not material. The weighted-average amortization period for intangible assets acquired in connection with the SkyScan business is 7 years for existing technology and 10 years for customer relationships.

        The results of the SkyScan business, including the amount allocated to goodwill, have been included in the BSI segment from the date of acquisition. Pro forma financial information reflecting the acquisition of the SkyScan business has not been presented because the impact on revenues, net income and net income per common share attributable to Bruker Corporation shareholders is not material.

Note 4—Fair Value of Financial Instruments

        The Company measures the following financial assets and liabilities at fair value on a recurring basis. The following tables set forth the Company's financial instruments and presents them within the fair value hierarchy using the lowest level of input that is significant to the fair value measurement at December 31, 2013 and 2012 (in millions):

December 31, 2013	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$6.8	$6.8	$—	$—
Restricted cash	2.7	2.7	—	—
Foreign exchange contracts	2.3	—	2.3	—
Embedded derivatives in purchase and delivery contracts	0.2	—	0.2	—
Fixed price commodity contracts	0.1	—	0.1	—
Long-term restricted cash	4.0	4.0

Total assets recorded at fair value	$16.1	$13.5	$2.6	$—

Liabilities:
Contingent consideration	$7.0	$—	$—	$7.0
Embedded derivatives in purchase and delivery contracts	0.4	—	0.4	—

Total liabilities recorded at fair value	$7.4	$—	$0.4	$7.0

December 31, 2012	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$8.2	$8.2	$—	$—
Restricted cash	3.7	3.7	—	—
Foreign exchange contracts	1.8	—	1.8	—
Embedded derivatives in purchase and delivery contracts	0.3	—	0.3	—
Long-term restricted cash	3.9	3.9	—	—

Total assets recorded at fair value	$17.9	$15.8	$2.1	$—

Liabilities:
Contingent consideration	$3.7	$—	$—	$3.7
Embedded derivatives in purchase and delivery contracts	0.3	—	0.3	—
Fixed price commodity contracts	0.2	—	0.2	—

Total liabilities recorded at fair value	$4.2	$—	$0.5	$3.7

        Derivative financial instruments are classified within level 2 because there is not an active market for each derivative contract, however, the inputs used to calculate the value of the instruments are obtained from active markets.

        The fair value of the long-term fixed interest rate debt, which has been classified as Level 2, was $244.1 and $255.6 million at December 31, 2013 and 2012, respectively, based on market and observable sources with similar maturity dates.

        The Company measures certain assets and liabilities at fair value with changes in fair value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities during the year ended December 31, 2013.

        As part of certain acquisitions in 2013 and 2012, the Company recorded contingent consideration liabilities that have been classified as Level 3 in the fair value hierarchy. The contingent consideration represents the estimated fair value of future payments to the former shareholders of applicable acquired companies based on achieving annual revenue targets in certain years as specified in the purchase and sale agreements. The Company initially valued the contingent consideration by using the discounted cash flow method. Changes to the fair value of the contingent consideration recognized in earnings for the years ended December 31, 2013 was $1.5 million and was recorded to other charges, net in the consolidated statements of income and comprehensive income. The following table sets forth the changes in contingent consideration liabilities for the years ended December 31, 2013 and 2012 (in millions):

Balance at December 31, 2011	$—
Current period additions	3.7
Current period adjustments	—
Current period settlements	—
Foreign currency effect	—

Balance at December 31, 2012	3.7
Current period additions	5.8
Current period adjustments	(1.5)
Current period settlements	(1.3)
Foreign currency effect	0.3

Balance at December 31, 2013	$7.0

Note 5—Accounts Receivable

        The following is a summary of trade accounts receivable at December 31, (in millions):

	2013	2012
Gross accounts receivable	$315.5	$297.2
Allowance for doubtful accounts	(7.9)	(7.9)

Accounts receivable, net	$307.6	$289.3

        The allowance for doubtful accounts is management's estimate of credit losses in the accounts receivable. The allowance for doubtful accounts is based on a number of factors, including an evaluation of customer credit worthiness, the age of the outstanding receivable, economic trends and historical experience. The allowance for doubtful accounts is reviewed on a quarterly basis and changes in estimates are reflected in the period in which they become known. The Company records account balances against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for doubtful accounts are recorded in selling, general and administrative expenses in the accompanying consolidated statements of income and comprehensive income.

        The following is a summary of the activity in the Company's allowance for doubtful accounts at December 31, (in millions):

	Balance at Beginning of Period	Additions Charged to Expense	Deductions Amounts Written Off	Balance at End of Period
2013	$7.9	$1.3	$(1.3)	$7.9
2012	5.6	3.0	(0.7)	7.9
2011	5.1	0.9	(0.4)	5.6

Note 6—Inventories

        Inventories consisted of the following at December 31, (in millions):

	2013	2012
Raw materials	$189.7	$199.0
Work-in-process	196.5	197.0
Finished goods	155.3	160.5
Demonstration units	48.3	55.0

Inventories	$589.8	$611.5

        Finished goods include in-transit systems that have been shipped to the Company's customers but not yet installed and accepted by the customer. As of December 31, 2013 and 2012, inventory-in-transit was $81.9 million and $93.9 million, respectively.

        The Company reduces the carrying value of its demonstration inventories for differences between its cost and estimated net realizable value through a charge to cost of product revenue that is based on a number of factors including the age of the unit, the physical condition of the unit and an assessment of technological obsolescence. Amounts recorded in cost of revenue related to the write-down of demonstration units to net realizable value were $32.7 million, $31.5 million and $30.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Note 7—Property, Plant and Equipment

        The following is a summary of property, plant and equipment by major asset class at December 31, (in millions):

	2013	2012
Land	$34.9	$33.8
Building and leasehold improvements	301.7	271.9
Machinery, equipment, software and furniture and fixtures	362.6	337.3

	699.2	643.0
Less accumulated depreciation and amortization	(399.7)	(359.4)

Property, plant and equipment, net	$299.5	$283.6

        Depreciation expense, which includes the amortization of leasehold improvements, for the years ended December 31, 2013, 2012 and 2011 was $40.5 million, $37.1 million and $34.8 million, respectively.

        The Company recorded an impairment charge for the year ended December 31, 2012 in the amount of $6.0 million, related to property, plant and equipment within the Chemical and Applied Markets (CAM) division within the BSI segment as a result of experiencing increased deterioration in its financial performance and the BEST segment based on the abandonment of a project, to reduce the carrying value of those assets to their estimated fair values. The charge is recorded within "Impairment of assets" in the accompanying statements of income and comprehensive income.

Note 8—Goodwill and Other Intangible Assets

        The following table sets forth the changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 (in millions):

Balance at December 31, 2011	$100.2
Acquisitions	10.5
Impairment	(1.4)
Current period adjustments	6.1
Foreign currency impact	0.5

Balance at December 31, 2012	115.9
Acquisitions	9.2
Current period adjustments	0.8
Foreign currency impact	1.5

Balance at December 31, 2013	$127.4

        At December 31, 2013 and 2012, all goodwill was allocated to the BSI segment. The goodwill acquired in 2013 relates to the acquisition of Prairie Technologies, Inc., a provider of life science fluorescence microscopy products. The goodwill acquired in 2012 predominantly relates to the acquisition of the SkyScan business.

        At December 31, 2013, the Company performed its annual impairment evaluation using a qualitative approach and no impairment was recorded.

        At December 31, 2012, the Company performed its annual impairment evaluation using a quantitative approach and concluded all reporting units' fair values exceeded their carrying values, with the exception of the CAM division, as a result of increased deterioration in its financial performance. The Company, therefore, performed step two of the impairment test to measure potential impairment and concluded an impairment charge of $1.4 million was required. This amount represents all the goodwill allocated to the CAM division and is recorded within "Impairment of assets" in the accompanying statements of income and comprehensive income for the year ended December 31, 2012. There were no indefinite-lived intangible assets associated with the CAM division nor any impairment of indefinite-lived intangible assets during year ended December 31, 2012.

        No impairment losses were recorded on goodwill during the year ended December 31, 2011.

        The following is a summary of intangible assets at December 31, (in millions):

	2013			2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology and related patents	$157.9	$(68.2)	$89.7	$151.5	$(47.6)	$103.9
Customer relationships	18.0	(7.8)	10.2	15.3	(7.9)	7.4
Trade names	0.2	(0.2)	—	0.2	(0.2)	—

Intangible assets subject to amortization	176.1	(76.2)	99.9	167.0	(55.7)	111.3
In-process research and development	5.7	—	5.7	5.7	—	5.7

Intangible assets	$181.8	$(76.2)	$105.6	$172.7	$(55.7)	$117.0

        The Company determined the increased deterioration in financial performance in 2012 of the CAM division discussed above was an indicator requiring the evaluation of the definite-lived intangible assets within that reporting unit for recoverability. The Company performed a valuation at December 31, 2012 and determined that the definite-lived intangible assets within the CAM division were impaired. The Company recorded an impairment charge in the amount of $16.4 million for the year ended December 31, 2012 to reduce the carrying value of those assets to their estimated fair values. This impairment charge is included within "Impairment of assets" in the accompanying statements of income and comprehensive income. No impairment losses were recorded related to definite-lived intangible assets during the years ended December 31, 2013 and 2011.

        For the years ended December 31, 2013, 2012 and 2011, the Company recorded amortization expense of approximately $20.8 million, $22.0 million and $18.1 million, respectively, in the consolidated statements of income and comprehensive income.

        The estimated future amortization expense related to amortizable intangible assets at December 31, 2013 is as follows (in millions):

2014	$21.0
2015	21.0
2016	20.5
2017	20.1
2018	12.9
Thereafter	4.4

Total	$99.9

Note 9—Other Current Liabilities

        The following is a summary of other current liabilities at December 31, (in millions):

	2013	2012
Deferred revenue	$88.1	$82.5
Accrued compensation	88.0	85.1
Income taxes payable	9.5	60.9
Accrued warranty	26.7	27.9
Derivative liabilities	0.6	0.5
Other accrued expenses	84.9	79.8

Other current liabilities	$297.8	$336.7

        The following table sets forth the changes in accrued warranty for the years ended December 31, 2013 and 2012 (in millions):

Balance at December 31, 2011	$27.9
Accruals for warranties issued during the year	15.7
Settlements of warranty claims	(15.9)
Foreign currency impact	0.2

Balance at December 31, 2012	27.9
Accruals for warranties issued during the year	15.6
Settlements of warranty claims	(17.3)
Foreign currency impact	0.5

Balance at December 31, 2013	$26.7

Note 10—Debt

        The Company's debt obligations consist of the following as of December 31, (in millions):

	2013	2012
US Dollar revolving loan under the Amended Credit Agreement	$112.5	$93.0
US Dollar notes under the Note Purchase Agreement	240.0	240.0
Capital lease obligations and other loans	2.5	4.2

Total debt	355.0	337.2
Current portion of long-term debt	(0.7)	(1.3)

Total long-term debt, less current portion	$354.3	$335.9

        In May 2011, the Company entered into an amendment to, and restatement of, its credit agreement, referred to as the Amended Credit Agreement. The Amended Credit Agreement provides a maximum commitment on the Company's revolving credit line of $250.0 million and a maturity date of May 2016. Borrowings under the revolving credit line of the Amended Credit Agreement accrue interest, at the Company's option, at either (a) the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) adjusted LIBOR plus 1.00% or (b) LIBOR, plus margins ranging from 0.80% to 1.65%. There is also a facility fee ranging from 0.20% to 0.35%.

        Borrowings under the Amended Credit Agreement are secured by guarantees from certain material subsidiaries, as defined in the Amended Credit Agreement, and Bruker Energy & Supercon Technologies, Inc. The Amended Credit Agreement also requires the Company to maintain certain financial ratios related to maximum leverage and minimum interest coverage. Specifically, the

Company's leverage ratio cannot exceed 3.0 and the Company's interest coverage ratio cannot be less than 3.0. As of December 31, 2013, the Company was in compliance with the covenants of the Amended Credit Agreement. In addition to the financial ratios, the Amended Credit Agreement restricts, among other things, the Company's ability to do the following: make certain payments; incur additional debt; incur certain liens; make certain investments, including derivative agreements; merge, consolidate, sell or transfer all or substantially all of its assets; and enter into certain transactions with affiliates. Failure to comply with any of these restrictions or covenants may result in an event of default on the Amended Credit Agreement, which could permit acceleration of the debt and require the Company to prepay the debt before its scheduled due date.

        The following is a summary of the maximum commitments and the net amounts available to the Company under the revolving loan arrangements at December 31, 2013 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
Amended Credit Agreement	1.3%	$250.0	$112.5	$0.6	$136.9
Other revolving loans	—	214.4	—	170.6	43.8

Total revolving loans		$464.4	$112.5	$171.2	$180.7

        Other revolving loans are with various financial institutions located primarily in Germany, Switzerland and France. The Company's other revolving lines of credit are typically due upon demand with interest payable monthly. Certain of these lines of credit are unsecured while others are secured by the accounts receivable and inventory of the related subsidiary.

        In January 2012, the Company entered into a note purchase agreement, referred to as the Note Purchase Agreement, with a group of accredited institutional investors. Pursuant to the Note Purchase Agreement, the Company issued and sold $240.0 million of senior notes, referred to as the Senior Notes, which consist of the following:

  •
  $20 million 3.16% Series 2012A Senior Notes, Tranche A, due January 18, 2017;

  •
  $15 million 3.74% Series 2012A Senior Notes, Tranche B, due January 18, 2019;

  •
  $105 million 4.31% Series 2012A Senior Notes, Tranche C, due January 18, 2022; and

  •
  $100 million 4.46% Series 2012A Senior Notes, Tranche D, due January 18, 2024.

        Under the terms of the Note Purchase Agreement, the Company may issue and sell additional senior notes up to an aggregate principal amount of $600 million, subject to certain conditions. Interest on the Senior Notes is payable semi-annually on January 18 and July 18 of each year, commencing July 18, 2012. The Senior Notes are unsecured obligations of the Company and are fully and unconditionally guaranteed by certain of the Company's direct and indirect subsidiaries. The Senior Notes rank pari passu in right of repayment with the Company's other senior unsecured indebtedness. The Company may prepay some or all of the Senior Notes at any time in an amount not less than 10% of the original aggregate principal amount of the Senior Notes to be prepaid, at a price equal to the sum of (a) 100% of the principal amount thereof, plus accrued and unpaid interest, and (b) the applicable make-whole amount, upon not less than 30 and no more than 60 days written notice to the holders of the Senior Notes. In the event of a change in control of the Company, as defined in the Note Purchase Agreement, the Company may be required to prepay the Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest.

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

        As of December 31, 2013, the Company was in compliance with the covenants of the Note Purchase Agreement.

        Annual maturities of long-term debt outstanding at December 31, 2013 are as follows (in millions):

2014	$0.7
2015	0.7
2016	113.2
2017	20.1
2018	0.1
Thereafter	220.2

Total	$355.0

        Interest expense for the years ended December 31, 2013, 2012 and 2011, was $13.4 million, $14.3 million and $7.3 million, respectively.

Note 11—Derivative Instruments and Hedging Activities

Interest Rate Risks

        The Company's exposure to interest rate risk relates primarily to outstanding variable rate debt and adverse movements in the related short-term market rates. The most significant component of the Company's interest rate risk relates to amounts outstanding under the Amended Credit Agreement which totaled $112.5 million at December 31, 2013. The Company currently has a higher level of fixed rate debt than variable rate debt, which limits the exposure to adverse movements in interest rates.

Foreign Exchange Rate Risk Management

        The Company generates a substantial portion of its revenues and expenses in international markets, principally Germany and other countries in the European Union, Switzerland and Japan, which subjects its operations to the exposure of exchange rate fluctuations. The impact of currency exchange rate movement can be positive or negative in any period. The Company periodically enters into foreign currency contracts in order to minimize the volatility that fluctuations in exchange rates have on its monetary transactions. Under these arrangements, the Company typically agrees to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates with maturities of less than twelve months. These transactions do not qualify for hedge accounting and, accordingly, the instrument is recorded at fair value with the corresponding gains and losses recorded in the consolidated statements of income and comprehensive income. The Company had the following notional amounts outstanding under foreign currency contracts at December 31, (in millions):

Buy	Notional Amount in Buy Currency	Sell	Maturity	Notional Amount in U.S. Dollars	Fair Value of Assets	Fair Value of Liabilities
December 31, 2013:
Euro	40.4	U.S. Dollars	January 2014 to March 2014	54.5	1.1	—
Swiss Francs	37.9	U.S. Dollars	January 2014	41.4	1.2	—

				$95.9	$2.3	$—

December 31, 2012:
Euro	1.2	Australian Dollars	January 2013 to April 2013	$1.6	$—	$—
Euro	49.3	U.S. Dollars	January 2013 to October 2013	64.0	1.2	—
Swiss Francs	26.1	U.S. Dollars	January 2013	27.9	0.6	—
U.S. Dollars	0.8	Mexican Pesos	January 2013	0.8	—	—

				$94.3	$1.8	$—

        In addition, the Company periodically enters into purchase and sales contracts denominated in currencies other than the functional currency of the parties to the transaction. The Company accounts for these transactions separately valuing the "embedded derivative" component of these contracts. The contracts, denominated in currencies other than the functional currency of the transacting parties, amounted to $21.7 million for the delivery of products and $9.5 million for the purchase of products at December 31, 2013 and $40.2 million for the delivery of products and $10.3 million for the purchase of products at December 31, 2012. The changes in the fair value of these embedded derivatives are recorded in interest and other income (expense), net in the consolidated statements of income and comprehensive income.

Commodity Price Risk Management

        The Company has an arrangement with a customer under which it has a firm commitment to deliver copper based superconductors at a fixed price. In order to minimize the volatility that fluctuations in the price of copper have on the Company's sales of these commodities, the Company entered into commodity hedge contracts. At December 31, 2013 and 2012, the Company had fixed price commodity contracts with notional amounts aggregating $3.4 million. The changes in the fair value of these commodity contracts are recorded in interest and other income (expense), net in the consolidated statements of income and comprehensive income.

        During the years ended December 31, 2012 and 2011, the Company recognized $0.2 million and $0.3 million, respectively, of losses in other comprehensive income and reclassified $1.3 million and $2.2 million, respectively, of losses from other comprehensive income and recognized into net income related to the effective portion of the interest rate swap designated as a hedging instrument that matured as of December 31, 2012.

        The fair value of the derivative instruments described above are recorded in the consolidated balance sheets for the years ended December 31, 2013 and 2012 as follows (in millions):

	Balance Sheet Location	2013	2012
Derivative assets:
Foreign exchange contracts	Other current assets	$2.3	$1.8
Embedded derivatives in purchase and delivery contracts	Other current assets	0.2	0.3
Fixed price commodity contracts	Other current assets	0.1	—
Derivative liabilities:
Embedded derivatives in purchase and delivery contracts	Other current liabilities	0.4	0.3
Fixed price commodity contracts	Other current liabilities	—	0.2

        The impact on net income of unrealized gains and losses resulting from changes in the fair value of derivative instruments not designated as hedging instruments for the years ending December 31, are as follows (in millions):

	2013	2012	2011
Foreign exchange contracts	$0.5	$6.0	$(4.6)
Embedded derivatives	(0.2)	(0.2)	1.6
Fixed price commodity contracts	0.3	—	—

Income (expense), net	$0.6	$5.8	$(3.0)

        The amounts related to derivative instruments not designated as hedging instruments are recorded in interest and other income (expense), net in the consolidated statements of income and comprehensive income.

Note 12—Income Taxes

        The domestic and foreign components of income before taxes are as follows for the years ended December 31, (in millions):

	2013	2012	2011
Domestic	$(42.4)	$(11.6)	$(25.3)
Foreign	167.0	149.9	170.8

	$124.6	$138.3	$145.5

        The components of the income tax provision are as follows for the years ended December 31, (in millions):

	2013	2012	2011
Current income tax (benefit) expense:
Federal	$0.2	$1.4	$(0.6)
State	0.2	0.9	0.2
Foreign	35.0	69.5	56.7

Total current income tax expense	35.4	71.8	56.3
Deferred income tax (benefit):
Federal	(1.8)	1.2	(3.8)
State	(0.6)	—	(0.9)
Foreign	9.8	(12.9)	(0.1)

Total deferred income tax (benefit)	7.4	(11.7)	(4.8)

Income tax provision	$42.8	$60.1	$51.5

        The income tax (benefit) provision differs from the tax provision computed at the U.S federal statutory rate due to the following significant components for the years ended December 31:

	2013	2012	2011
Statutory tax rate	35.0%	35.0%	35.0%
Foreign tax rate differential	(10.2)	(7.2)	(8.0)
Permanent differences	12.0	18.7	12.8
Tax contingencies	(1.1)	3.0	6.1
Change in tax rates	0.1	(0.7)	0.2
Withholding taxes	0.1	0.3	—
State income taxes, net of federal benefits	0.1	0.3	(0.3)
Purchase accounting	0.8	0.9	(3.0)
Tax credits	(8.6)	(9.5)	(5.1)
Other	0.6	0.1	(1.5)
Change in valuation allowance for unbenefitted losses	5.5	2.6	(0.8)

Effective tax rate	34.3%	43.5%	35.4%

        The tax effect of temporary items that give rise to significant portions of the deferred tax assets and liabilities are as follows as of December 31, (in millions):

	2013	2012
Deferred tax assets:
Accounts receivable	$2.7	$1.3
Accrued expenses	3.1	0.8
Compensation	10.7	8.6
Investments	0.5	0.8
Deferred revenue	4.1	2.2
Net operating loss carryforwards	11.4	10.6
Capital loss carryforwards	0.8	—
Foreign tax and other tax credit carryforwards	18.8	15.5
Foreign statutory reserves	—	15.0
Unrealized currency gain/loss	4.5	4.8
Warranty reserve	2.0	3.1
Other	3.6	0.6

Gross deferred tax assets	62.2	63.3
Less valuation allowance	(42.4)	(39.9)

Total deferred tax assets	19.8	23.4

Deferred tax liabilities:
Accounts receivable	0.4	0.1
Fixed assets	2.1	2.8
Foreign statutory reserves	—	5.8
Investments	0.2	0.3
Inventory	0.9	0.3
Intangibles	7.4	5.8
Accrued expenses	15.5	3.9
Unrealized currency gain/loss	4.2	—

Total deferred tax liabilities	30.7	19.0

Net deferred tax liability	$(10.9)	$4.4

        The Company uses the liability method to account for income taxes. Under this method, deferred income taxes are recognized for the future tax consequences of differences between the tax and financial accounting bases of assets and liabilities at each reporting period. Deferred income taxes are based on enacted tax laws and statutory tax rates applicable to the period in which these differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the expected realized amounts.

        The Company can only recognize a deferred tax asset to the extent this it is "more likely than not" that these assets will be realized. After considering all available positive and negative evidence, the Company established a valuation allowance against deferred tax assets in certain jurisdictions as it is more likely than not that these assets will not be realized. In determining the realizability of these assets, the Company considered numerous factors including historical profitability, the character and estimated future taxable income, prudent and feasible tax planning strategies, and the industry in which it operates. The Company fully reserved all U.S. net deferred tax assets, which are predominantly net operating losses and tax credit carryforwards. The Company's valuation allowance at December 31, 2013 increased by $2.5 million from the balance at December 31, 2012, due primarily to unbenefited losses and credits in the U.S. Also during 2013, the Company reduced its beginning-of-the-year valuation allowance by $3.3 million to account for deferred tax liabilities recorded in conjunction with the acquisition of Prairie Technologies, Inc. that caused a change in judgment with respect to the realizability of the Company's deferred tax assets in future years.

        As of December 31, 2013, the Company has approximately $30.3 million of U.S. net operating loss carryforwards available to reduce future state taxable income which expire at various times through 2033 and approximately $54.3 million of German Trade Tax net operating losses that are carried forward indefinitely. Additionally, the Company has $8.6 million of other foreign net operating losses that are expected to expire at various times beginning in 2022. The Company also has U.S. tax credits of approximately $18.8 million available to offset future tax liabilities that expire at various dates, which include research and development tax credits of $11.6 million expiring at various times through 2033 and foreign tax credits of $7.2 million expiring at various times through 2023. Utilization of the U.S. net operating loss carryforwards and credits may be subject to annual limitations due to the ownership percentage change limitations provided by the Internal Revenue Code Section 382 and similar state provisions. In the event of a deemed change in control under Internal Revenue Code Section 382, an annual limitation on the utilization of net operating losses and credits may result in the expiration of all or a portion of the net operating loss and credit carryforwards.

        The Company reflects certain foreign statutory reserves in its tabular reconciliation of unrecognized tax benefits. Effective for the year ended December 31, 2013, these tax benefits are presented as a reduction of the associated net deferred tax assets.

        The Company has indefinitely reinvested the earnings of its subsidiaries in the cumulative amount of approximately $1,054.0 million as of December 31, 2013, and therefore, has not provided for U.S. income taxes that could result from the distribution of such earnings to the U.S. parent. If these earnings were ultimately distributed to the U.S. in the form of dividends or otherwise, or if the shares of the subsidiaries were sold or transferred, the Company would likely be subject to additional U.S. income taxes, net of the impact of any available foreign tax credits. It is not practicable to estimate the amount of unrecognized deferred U.S. income taxes on these undistributed earnings.

        The Company has gross unrecognized tax benefits, excluding interest, of approximately $32.7 million as of December 31, 2013, of which $14.1 million, if recognized, would reduce the Company's effective tax rate. In the next twelve months it is reasonably possible that the Company will reduce its unrecognized tax benefits by $1-3 million due to statutes of limitations expiring and favorably settling with taxing authorities which would reduce the Company's effective tax rate. A tabular reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Gross unrecognized tax benefits at December 31, 2010	$27.0
Gross increases—tax positions in prior periods	5.5
Gross decreases—tax positions in prior periods	(0.6)
Gross increases—current period tax positions	3.1
Gross decreases—current period tax positions	(0.4)

Gross unrecognized tax benefits at December 31, 2011	34.6
Gross increases—tax positions in prior periods	5.9
Gross decreases—tax positions in prior periods	(2.2)
Gross increases—current period tax positions	12.0
Settlements	(4.6)
Lapse of statutes	(3.6)

Gross unrecognized tax benefits at December 31, 2012	42.1
Gross decreases—tax positions in prior periods	(0.5)
Gross increases—current period tax positions	0.7
Settlements	(7.1)
Lapse of statutes	(2.5)

Gross unrecognized tax benefits at December 31, 2013	$32.7

        The Company's policy is to include accrued interest and penalties related to unrecognized tax benefits and income tax liabilities, when applicable, in income tax expense. As of December 31, 2013 and 2012, the Company had approximately $3.8 million and $3.7 million, respectively, of accrued interest and penalties related to uncertain tax positions included in other long-term liabilities in the consolidated balance sheets. Penalties and interest related to unrecognized tax benefits of $0.9 million and $2.0 million were recorded in the provision for income taxes during the year ended December 31, 2013 and 2012, respectively.

        The Company files tax returns in the U.S., which include federal, state and local jurisdictions and many foreign jurisdictions with varying statutes of limitations. The Company considers Germany, the U.S. and Switzerland to be its significant tax jurisdictions. The tax years 2009 to 2012 are open tax years in these significant foreign jurisdictions. In the fourth quarter of 2012, the Company settled tax audits in Switzerland and Germany. In the first quarter of 2014, the Company settled a tax audit in the U.S. for the tax year 2010. The settlement was immaterial to the consolidated financial statements. Tax years 2011 to 2012 remain open for examination in the U.S.

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

Net Periodic Pension Cost

        The components of net periodic benefit costs for the years ended December 31, 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Components of net periodic benefit costs:
Service cost	$5.5	$4.6	$5.5
Interest cost	4.1	4.8	4.9
Expected return on plan assets	(3.8)	(4.0)	(4.1)
Amortization of net loss	2.2	1.1	1.3

Net periodic benefit costs	$8.0	$6.5	$7.6

        The Company measures its benefit obligation and the fair value of plan assets as of December 31st each year. The changes in benefit obligations and plan assets under the defined benefit pension plans, projected benefit obligation and funded status of the plans were as follows at December 31, (in millions):

	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$185.5	$153.5
Service cost	5.5	4.6
Interest cost	4.1	4.8
Plan participant contributions	3.7	3.4
Plan curtailments	(0.5)	—
Benefits paid	(6.6)	(5.0)
Actuarial loss (gain)	(13.1)	20.4
Impact of foreign currency exchange rates	4.5	3.8

Benefit obligation at end of year	183.1	185.5
Change in plan assets:
Fair value of plan assets at beginning of year	123.9	112.9
Return on plan assets	10.8	4.4
Plan participant and employer contributions	8.9	8.7
Benefits paid	(6.6)	(5.0)
Impact of foreign currency exchange rates	4.0	2.9

Fair value of plan assets at end of year	141.0	123.9

Net funded status	$(42.1)	$(61.6)

        The accumulated benefit obligation for the defined benefit pension plans is $174.8 million and $176.5 million at December 31, 2013 and 2012, respectively. All defined benefit pension plans have an accumulated benefit obligation and projected benefit obligation in excess of plan assets at December 31, 2013 and 2012.

        The following amounts were recognized in the accompanying consolidated balance sheets for the Company's defined benefit plans at December 31, (in millions):

	2013	2012
Current liabilities	$(1.6)	$(1.6)
Non-current liabilities	(40.5)	(60.0)

Net benefit obligation	$(42.1)	$(61.6)

        The following pre-tax amounts were recognized in accumulated other comprehensive income for the Company's defined benefit plans at December 31, (in millions):

	2013	2012
Reconciliation of amounts recognized in the consolidated balance sheets:
Net actuarial loss	$(20.3)	$(41.1)

Accumulated other comprehensive loss	(20.3)	(41.1)
Accumulated contributions in excess of net periodic benefit cost	(21.8)	(20.5)

Net amount recognized	$(42.1)	$(61.6)

        The amount in accumulated other comprehensive income at December 31, 2013 expected to be recognized as amortization of net loss within net periodic benefit cost in 2014 is $0.1 million.

        The range of assumptions used for defined benefit pension plans reflects the different economic environments within the various countries. The range of assumptions used to determine the projected benefit obligations for the years ended December 31, are as follows:

	2013	2012	2011
Discount rate	0.7%-3.8%	0.8%-4.1%	1.1%-5.5%
Expected return on plan assets	3.0%	3.5%	3.4%-4.0%
Expected rate of compensation increase	1.0%-3.0%	1.0%-3.8%	1.0%-3.8%

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

Asset Allocations by Asset Category

        The fair value of the Company's pension plan assets at December 31, 2013 and 2012, by asset category and by level in the fair value hierarchy, is as follows (in millions):

December 31, 2013	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan Assets:
Cash and cash equivalents (a)	$19.4	$19.4	$—	$—
Debt securities:
U.S. Corporate (b)	1.4	1.4	—	—
Foreign corporations (c)	51.1	51.1	—	—
Foreign governments (c)	8.3	8.3	—	—

	60.8	60.8	—	—

Equity Securities:
Foreign corporations (d)	35.1	35.1	—	—
U.S. corporations (d)	5.3	5.3	—	—

	40.4	40.4	—	—

Real estate (e)	14.4	14.4	—	—
Mortgage and other asset-backed securities (f)	6.0	—	6.0	—

Total plan assets	$141.0	$135.0	$6.0	$—

December 31, 2012	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan Assets:
Cash and cash equivalents (a)	$12.1	$12.1	$—	$—
Debt securities:
U.S. Corporate (b)	1.3	1.3	—	—
Foreign corporations (c)	43.3	43.3	—	—
Foreign governments (c)	7.5	7.5	—	—

	52.1	52.1	—	—

Equity Securities:
Foreign corporations (d)	31.4	31.4	—	—
U.S. corporations (d)	6.4	6.4	—	—

	37.8	37.8	—	—

Real estate (e)	15.0	15.0	—	—
Mortgage and other asset-backed securities (f)	6.9	—	6.9	—

Total plan assets	$123.9	$117.0	$6.9	$—

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

        A Board of Trustees comprised of employer and employee representatives of the subsidiaries are responsible for setting the policy that serves as the framework for allocating plan assets within the guidelines provided by the respective government. The policy defines an investment strategy, including the asset allocation ranges, which is designed to ensure that the benefit obligations of the plans can be met when they are due. The investment strategy also is targeted at optimizing the return on investment within the risk constraints of the plans. The Board of Trustees appoint the plan administrators and investment managers, who oversee the investment allocation process, setting long-term strategic targets and monitoring asset allocations. The target allocations are 55% bonds, including cash, 30% equity investments and 15% real estate and mortgages. Target allocation ranges are guidelines, not limitations, and occasionally the Board of Trustees will approve allocations above or below a target range based on a number of factors, including market conditions.

Contributions and Estimated Future Benefit Payments

        During 2014, the Company expects contributions to be consistent with 2013. The estimated future benefit payments are based on the same assumptions used to measure the Company's benefit obligation at December 31, 2013. The following benefit payments reflect future employee service as appropriate (in millions):

2014	$3.8
2015	4.0
2016	4.6
2017	4.8
2018	5.3
2019-2023	34.0

Other Benefit Plans

        The Company sponsors various defined contribution plans that cover certain domestic and international employees. The Company may make contributions to these plans at its discretion. The Company contributed $5.3 million, $4.6 million and $3.7 million to such plans in the years ended December 31, 2013, 2012 and 2011, respectively.

Note 14—Commitments and Contingencies

Operating Leases

        Certain buildings, office equipment and vehicles are leased under agreements that are accounted for as operating leases. Total rental expense under operating leases was $24.6 million, $21.6 million and $18.5 million during the years ended December 31, 2013, 2012 and 2011, respectively. Future minimum lease payments under non-cancelable operating leases at December 31, 2013, for each of the next five years are as follows (in millions):

2014	$20.7
2015	17.0
2016	13.2
2017	10.4
2018	8.7
Thereafter	17.7

Total	$87.7

Capital Leases

        The Company leases certain buildings under agreements that are classified as capital leases. The cost of the buildings under the capital leases is included in the consolidated balance sheets as property, plant and equipment and was $8.8 million and $9.9 million at December 31, 2013 and 2012. Accumulated amortization of the leased buildings at December 31, 2013 and 2012 was $2.8 million and $3.0 million, respectively. Amortization expense related to assets under capital leases is included in depreciation expense. The obligations related to capital leases are recorded as a component of long-term debt or the current portion of long-term debt in the consolidated balance sheets, depending on when the lease payments are due.

License Agreements

        The Company has entered into cross-licensing agreements for various technologies that allow other companies to utilize certain of its patents and related technologies over various periods or into perpetuity. Income from these agreements for the years ended December 31, 2013, 2012 and 2011 was $9.5 million, $20.2 million and $2.9 million, respectively, and is classified in other revenue in the consolidated statements of income and comprehensive income. The decrease in the year ended December 31, 2013 is driven by an incremental decline in license revenue from the sale of technology by BEST. The unearned portions of proceeds from the cross-licensing agreements are classified as short-term or long-term deferred revenue depending on when the revenue will be earned.

        The Company has also entered into license agreements allowing it to utilize certain patents. If these patents are used in connection with a commercial product sale, the Company pays royalties on the related product revenues. Licensing fees for the years ended December 31, 2013, 2012 and 2011, were $4.0 million, $4.2 million and $2.8 million, respectively, and are recorded in cost of product revenue in the consolidated statements of income and comprehensive income.

Legal

        On April 9, 2013, PerkinElmer, Inc., Caliper Life Sciences, Inc., Xenogen Corporation and the Board of Trustees of the Leland Stanford Junior University filed an action in the U.S. District Court, California Northern District (Oakland) against the Company and, as subsequently amended, the Company's Bruker BioSpin Corporation subsidiary, alleging breach of a certain agreement assumed by Bruker BioSpin Corporation in connection with its purchase of the X-ray and optical imaging systems business of Carestream Health, Inc. in October 2012. The suit also claimed that the Company and Bruker BioSpin Corporation engaged in conduct that infringed and/or induced infringement of certain patents held by or licensed to the plaintiffs. Subsequent to the fourth quarter of 2013, the Company entered into a settlement agreement with the plaintiffs to resolve all claims. The settlement amount was recorded in the fourth quarter of 2013 and was immaterial to the consolidated financial statements of the Company.

        On September 21, 2012, Vertical Analytics LLC filed an action in the U.S. District Court for the District of Delaware against Bruker AXS Inc. ("Bruker AXS"). The complaint alleged that Bruker AXS infringed, induced infringement, or contributed to the infringement of certain U.S. patents related to X-ray diffraction analysis held by Vertical Analytics LLC. During the fourth quarter of 2013, the Company entered into a settlement agreement with Vertical Analytics LLC to resolve all claims. The settlement amount was recorded in the fourth quarter of 2013 and was immaterial to the consolidated financial statements of the Company.

        On November 4, 2011, Hyphenated Systems, LLC filed an action in California Superior Court, Santa Clara County, against the Company and Veeco Metrology, Inc. in connection with certain agreements entered into prior and subsequent to the Company's acquisition of all of the shares of Veeco Metrology, Inc. in October 2010. Upon the closing of the acquisition, Veeco Metrology, Inc. was renamed Bruker Nano, Inc. During the fourth quarter of 2013, the Company entered into a settlement agreement with Hyphenated Systems, LLC to resolve all claims. The settlement amount was recorded in the fourth quarter of 2013 and was immaterial to the consolidated financial statements of the Company.

        Other lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. The Company believes the outcome of these proceedings, individually and in the aggregate, if any, will not have a material impact on the Company's financial position or results of operations. As of December 31, 2013 and 2012, no accruals have been recorded for such other potential contingencies.

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

Letters of Credit and Guarantees

        At December 31, 2013 and 2012, the Company had bank guarantees of $171.2 million and $143.2 million, respectively, related primarily to customer advances. These arrangements guarantee the refund of advance payments received from customers in the event that the merchandise is not delivered or warranty obligations are not fulfilled in compliance with the terms of the contract. These guarantees affect the availability of the Company's lines of credit.

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

        Stock option activity for the year ended December 31, 2013 was as follows:

	Shares Subject to Options	Weighted Average Option Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value (in millions) (b)
Outstanding at December 31, 2012	4,888,137	$11.11
Granted	1,078,311	19.19
Exercised	(871,991)	9.66
Forfeited	(216,893)	12.03

Outstanding at December 31, 2013	4,877,564	$13.12	6.3	$32.8

Vested at December 31, 2013	2,827,102	$10.66	4.7	$25.8

Vested and expected to vest at December 31, 2013 (a)	4,734,032	$13.01	6.3	$32.3

(a)
In addition to the options that are vested at December 31, 2013, the Company expects a portion of the unvested options to vest in the future. Options expected to vest in the future are determined by applying an estimated forfeiture rate to the options that are unvested as of December 31, 2013.

(b)
The aggregate intrinsic value is based on the positive difference between the fair value of the Company's common stock price of $19.77 on December 31, 2013, or the date of exercises, as appropriate, and the exercise price of the underlying stock options.

        Unrecognized pre-tax stock-based compensation expense of $16.0 million related to stock options awarded under the 2000 and 2010 Plans is expected to be recognized over the weighted average remaining service period of 2.7 years for stock options outstanding at December 31, 2013.

        Restricted shares of the Company's common stock are periodically awarded to executive officers, directors and certain key employees of the Company, subject to service restrictions, which expire ratably over periods of three to five years. The restricted shares of common stock may not be sold or transferred during the restriction period. Stock-based compensation for restricted stock is recorded based on the stock price on the grant date and charged to expense ratably throughout the restriction period. The following table summarizes information about restricted stock activity during the year ended December 31, 2013:

	Shares Subject to Restriction	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	341,622	$15.16
Granted	121,072	19.10
Vested	(93,646)	15.13
Forfeited	(11,100)	10.25

Outstanding at December 31, 2013	357,948	$16.65

        Unrecognized pre-tax stock-based compensation expense of $5.0 million related to restricted stock awarded under the 2010 Plan is expected to be recognized over the weighted average remaining service period of 3.2 years for awards outstanding at December 31, 2013. During the year ended December 31, 2013, 2012, 2011, the total fair value of shares vested from restricted shares of the Company's stock amounted to $1.4 million, $1.2 million and $3.1 million, respectively.

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

        The BEST Plan had 520,000 and 800,000 options outstanding as of December 31, 2013 and December 31, 2012, respectively. The activity in the BEST Plan for the year ended December 31, 2013 represented forfeited options totaling 280,000 options. The Company recorded approximately $0.3 million and $0.5 million in 2013 and 2012, respectively, of pre-tax stock-based compensation expense related to awards granted under the BEST Plan. Unrecognized pre-tax stock-based compensation expense of $0.2 million related to stock options awarded under the BEST Plan is expected to be recognized over the weighted average remaining service period of 0.8 years for awards outstanding at December 31, 2013.

Note 16—Accumulated Other Comprehensive Income

        The following is a summary of the components of accumulated other comprehensive income, net of tax, at December 31, (in millions):

	Foreign Currency Translation	Unrealized Losses on Derivatives	Pension Liability Adjustment	Accumulated Other Comprehensive Income
Balance at December 31, 2010	$175.8	$(3.0)	$(20.4)	$152.4
Other comprehensive income	(14.7)	(0.3)	1.6	(13.4)
Realized loss on reclassification	—	2.2	1.3	3.5

Balance at December 31, 2011	161.1	(1.1)	(17.5)	142.5
Other comprehensive income (loss)	9.2	(0.2)	(16.1)	(7.1)
Realized loss on reclassification	—	1.3	1.1	2.4

Balance at December 31, 2012	170.3	—	(32.5)	137.8
Other comprehensive income	27.3	—	15.0	42.3
Realized loss on reclassification	—	—	2.3	2.3

Balance at December 31, 2013	$197.6	$—	$(15.2)	$182.4

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

Note 18—Other Charges, Net

        The components of other charges, net for the years ended December 31, 2013, 2012 and 2011, were as follows (in millions):

	2013	2012	2011
Acquisition-related charges	$3.6	$(0.1)	$1.2
Transition-related charges incurred in connection with acquired businesses	—	—	3.0
Professional fees incurred in connection with internal investigation	6.1	11.1	4.3
Factory relocation charges	0.7	2.0	—
Restructuring charges	18.2	0.5	1.0
Other charges, net	—	0.4	0.2

	$28.6	$13.9	$9.7

        Beginning in the fourth quarter of 2012 and continuing in 2013, the Company commenced productivity improvement initiatives in both its BSI and BEST reporting segments in an effort to better optimize its operations. These restructuring initiatives include the divestiture of certain non-core businesses, outsourcing of various manufacturing activities, transferring or ceasing operations at certain facilities and an overall right-sizing within the Company based on the current business environments.

        The Company recorded restructuring charges within the years ended December 31, 2013 and 2012 of $25.3 million and $0.5 million, respectively, related to these initiatives. For the year ended December 31, 2013, restructuring charges consisted of $17.9 million for severance costs, $5.3 million for exit related costs, such as professional services and facility exit charges, and $2.1 million of inventory provisions for excess inventory. Of the $25.3 million recorded during the year ended December 31, 2013, $23.0 million related to the BSI reporting segment and $2.3 million related to the BEST reporting segment. The Company recorded $18.2 million of the restructuring charges as a component of Other Charges, net, and $7.1 million as a component of Cost of Revenue in the condensed consolidated statements of income and comprehensive income. Based on the current status of these restructuring initiatives, the Company expects to record additional charges of approximately $4-5 million during 2014 relating to these initiatives, consisting mainly of severance costs.

        The following table sets forth the changes in the restructuring reserves for the years ended December 31, 2013 and 2012 (in millions):

	Total	Severance	Exit Costs	Provisions for Excess Inventory
Balance at December 31, 2011	$1.3	$0.9	$0.1	$0.3
Restructuring charges	0.5	0.2	0.3	—
Cash payments	(0.4)	(0.2)	(0.1)	(0.1)
Non-cash adjustments	(0.2)	—	—	(0.2)

Balance at December 31, 2012	1.2	0.9	0.3	—
Restructuring charges	25.3	17.9	5.3	2.1
Cash payments	(15.4)	(10.9)	(4.5)	—
Non-cash adjustments	(0.1)	—	—	(0.1)
Foreign currency impact	0.5	0.5	—	—

Balance at December 31, 2013	$11.5	$8.4	$1.1	$2.0

Note 19—Interest and Other Income (Expense), Net

        The components of interest and other income (expense), net for the years ended December 31, 2013, 2012 and 2011, were as follows (in millions):

	2013	2012	2011
Interest income	$1.0	$0.9	$1.0
Interest expense	(13.4)	(14.3)	(7.3)
Exchange losses on foreign currency transactions	(10.4)	(6.8)	(4.4)
Gain on disposal of product line	0.9	2.2	—
Other	(1.7)	0.3	0.6

Interest and other income (expense), net	$(23.6)	$(17.7)	$(10.1)

Note 20—Business Segment Information

        The Company has two reporting segments, BSI and BEST, as discussed in Footnote 1 to the consolidated financial statements.

        Selected business segment information is presented below for the years ended December 31, (in millions):

	2013	2012	2011
Revenue:
BSI	$1,709.5	$1,666.1	$1,554.1
BEST	147.4	136.2	113.4
Eliminations (a)	(17.5)	(10.9)	(15.8)

Total revenue	$1,839.4	$1,791.4	$1,651.7

Operating Income (Loss):
BSI	$138.9	$140.8	$162.8
BEST	9.5	12.8	(4.1)
Corporate, eliminations and other (b)	(0.2)	2.4	(3.1)

Total operating income	$148.2	$156.0	$155.6

(a)
Represents product and service revenue between reportable segments.

(b)
Represents corporate costs and eliminations not allocated to the reportable segments.

        The Company recorded an impairment of assets within the BSI segment of $22.6 million for the year ended December 31, 2012, comprising goodwill and definite-lived intangible asset impairment charges of $1.4 million and $16.4 million, respectively, in our CAM division as a result of increased deterioration in its financial performance, and an impairment charge of $4.8 million of other long-lived assets to reduce the carrying value to their estimated fair value. The Company recorded an impairment of assets of $1.2 million within the BEST segment for the year ended December 31, 2012 to reduce the carrying value of certain tangible long-lived assets to their estimated fair value.

        Total assets by segment as of and for the years ended December 31, are as follows (in millions):

	2013	2012
Assets:
BSI	$1,925.3	$1,786.2
BEST	146.5	134.4
Eliminations and other (a)	(83.5)	(64.2)

Total assets	$1,988.3	$1,856.4

(a)
Assets not allocated to the reportable segments and eliminations of intercompany transactions.

        Total capital expenditures and depreciation and amortization by segment are presented below for the years ended December 31, (in millions):

	2013	2012	2011
Capital Expenditures:
BSI	$44.9	$60.1	$52.3
BEST	5.4	12.7	9.3

Total capital expenditures	$50.3	$72.8	$61.6

Depreciation and Amortization:
BSI	$56.4	$54.6	$49.1
BEST	4.9	4.5	3.8

Total depreciation and amortization	$61.3	$59.1	$52.9

        Revenue and property, plant and equipment by geographical area as of and for the year ended December 31, are as follows (in millions):

	2013	2012	2011
Revenue:
United States	$359.7	$377.2	$309.2
Germany	188.9	174.8	195.3
Rest of Europe	583.7	531.3	490.2
Asia Pacific	529.1	525.7	503.6
Other	178.0	182.4	153.4

Total revenue	$1,839.4	$1,791.4	$1,651.7

	2013	2012
Property, plant and equipment:
United States	$53.8	$53.7
Germany	175.0	155.3
Rest of Europe	62.7	63.5
Asia Pacific	5.8	6.0
Other	2.2	5.1

Total property, plant and equipment, net	$299.5	$283.6

Note 21—Related Parties

        The Company leases certain office space from certain of its principal shareholders, including a director and executive officer and another member of the Company's Board of Directors, and members of their immediate families, which have expiration dates ranging from 2015 to 2021. Total rent expense under these leases was $2.6 million, $2.4 million and $2.4 million for each of the years ended December 31, 2013, 2012 and 2011, respectively.

        During the years ended December 31, 2013, 2012 and 2011, the Company incurred expenses of $5.3 million, $2.4 million and $3.2 million, respectively, to a law firm in which one of the members of its Board of Directors is a partner.

        During the years ended December 31, 2013, 2012 and 2011, the Company incurred expenses of $0.2 million, $0.4 million and $0.5 million, respectively, to a financial services firm in which one of the members of its Board of Directors is a partner.

Note 22—Quarterly Financial Data (Unaudited)

        A summary of operating results for the quarterly periods in the years ended December 31, 2013 and 2012, is set forth below (in millions, except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31 (1)
Year ended December 31, 2013
Net revenue	$393.4	$454.9	$439.0	$552.1
Gross profit	174.5	201.6	193.2	235.9
Operating income	12.2	43.5	31.5	61.0
Net income attributable to Bruker Corporation	5.4	22.9	16.6	35.2
Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.03	$0.14	$0.10	$0.21
Diluted	$0.03	$0.14	$0.10	$0.21
Year ended December 31, 2012
Net revenue	$405.6	$420.7	$447.8	$517.3
Gross profit	189.9	187.7	210.1	241.7
Operating income	34.4	22.1	60.3	39.2
Net income attributable to Bruker Corporation	15.1	9.9	39.7	12.8
Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.09	$0.06	$0.24	$0.08
Diluted	$0.09	$0.06	$0.24	$0.08

(1)
The fourth quarter of 2012 includes an impairment of assets of $23.8 million, comprising goodwill, definite-lived intangible assets and other long-lived assets.

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON AUDITING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        We have established disclosure controls and procedures that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) by others within our organization. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

        The attestation report issued by Ernst & Young LLP, our independent registered public accounting firm, on our internal control over financial reporting is included herein.

Changes in Control over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Bruker Corporation

        We have audited Bruker Corporation's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Bruker Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Bruker Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bruker Corporation as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013 of Bruker Corporation and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 27, 2014

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

        Information regarding our executive officers may be found under the caption "Executive Officers" in our definitive proxy statement for our 2014 Annual Meeting of Stockholders. Information regarding our directors, including committees of our Board of Directors and our Audit Committee Financial Experts, may be found under the captions "Proposal No. 1—Election of Directors," "Board Meetings, Committees and Compensation," and "Audit Committee Report" in our definitive proxy statement for our 2014 Annual Meeting of Stockholders. Information regarding compliance with Section 16(a) of the Exchange Act may be found in our definitive proxy statement for our 2014 Annual Meeting of Stockholders under the caption "Section 16(a) Beneficial Ownership Reporting Compliance." Information regarding the procedures by which security holders may recommend nominees to our Board of Directors may be found in our definitive proxy statement for our 2014 Annual Meeting of Stockholders under the caption "Director Nominations." Such information is incorporated herein by reference.

ITEM 11    EXECUTIVE COMPENSATION

        Information regarding executive compensation may be found under the captions "Compensation of Directors," "Compensation Discussion and Analysis," "Summary of Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report" in our definitive proxy statement for our 2014 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table summarizes information about our equity compensation plans as of December 31, 2013:

Period	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,235,512	$13.36	4,735,124
Equity compensation plans not approved by security holders	N/A	N/A	N/A

	5,235,512	$13.36	4,735,124

        The Bruker Corporation 2010 Incentive Compensation Plan, or the 2010 Plan, was approved by our stockholders in May 2010. The 2010 Plan has a term of ten years and provides for the issuance of up to 8,000,000 shares of the Company's common stock.

        The information contained in our definitive proxy statement for our 2014 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information contained in our definitive proxy statement for our 2014 Annual Meeting of Stockholders under the captions "Related Persons Transactions" and "Board Meetings, Committees and Compensation" is incorporated herein by reference.

ITEM 14    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information contained in our definitive proxy statement for our 2014 Annual Meeting of Stockholders under the captions "Independent Registered Public Accounting Firm" and "Proposal No. 2—Ratification of Independent Registered Public Accounting Firm" is incorporated herein by reference.

PART IV

ITEM 15    EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

  (a)
  Financial Statements and Schedules

  (1)
  Financial Statements

        The following consolidated financial statements of Bruker Corporation are filed as part of this report under Item 8.—Financial Statements and Supplementary Data:

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements
    (2)
    Financial Statement Schedules

        All schedules have been omitted because they are not required or because the required information is provided in the Consolidated Financial Statements or Notes thereto set forth under Item 8 above.

    (3)
    Exhibits

  (b)
  List of Exhibits

Incorporated by Reference (1)
Filed Herewith
Exhibit No.	Description		Form	Date
2.1	Stock Purchase Agreement, dated April 17, 2006, by and among Bruker BioSciences Corporation, Bruker Optics Inc. and the stockholders of Bruker Optics Inc.		8-K	April 18, 2006
2.2	U.S. Stock Purchase Agreement, dated December 2, 2007, by and among the Registrant, Bruker BioSpin Inc. and the stockholders of Bruker BioSpin Inc.		8-K	December 3, 2007
2.3	German Share Purchase Agreement, dated December 2, 2007, by and among the Registrant, Bruker Physik GmbH, Techneon AG and the shareholders of Bruker Physik GmbH		8-K	December 3, 2007
2.4	Agreement and Plan of Merger dated as of December 2, 2007 by and among the Registrant, Bruker BioSpin Invest AG, Bruker BioSpin Beteiligungs AG and the shareholders of Bruker BioSpin Invest AG		8-K	December 3, 2007
2.5	Asset Purchase Agreement dated as of March 9, 2010 between Agilent Technologies Inc. and Bruker Corporation		10-Q/A	March 31, 2010

Incorporated by Reference (1)
Filed Herewith
Exhibit No.	Description		Form	Date
2.6	Stock Purchase Agreement dated as of August 15, 2010 among Veeco Instruments Inc., Veeco Metrology Inc. and Bruker Corporation		8-K	October 7, 2010
3.1	Amended Certificate of Incorporation of the Registrant		10-K	December 31, 2007
3.2	Bylaws of the Registrant		S-1	August 3, 2000
4.1	Specimen stock certificate representing shares of common stock of the Registrant		S-3	April 22, 2004
10.1†	Bruker Corporation 2010 Incentive Compensation Plan		S-8	June 4, 2010
10.2†	Bruker Corporation 2010 Incentive Compensation Plan Form of Incentive Stock Option Agreement		10-Q	June 30, 2010
10.3†	Bruker Corporation 2010 Incentive Compensation Plan Form of Non-Qualified Stock Option Agreement		10-Q	June 30, 2010
10.4†	Bruker Corporation 2010 Incentive Compensation Plan Form of Restricted Stock Agreement		10-Q	June 30, 2010
10.11*	Contract dated October 1, 1998 between Bruker AXS GmbH and GKSS Forschungszentrum Geesthacht GmbH, as amended		S-1	December 31, 2001
10.12*	Contract dated July 31, 1997 between Bruker AXS GmbH and Siemens Aktiengesellschaft Berlin und Munchen Bereich Medizinische Technik		S-1	December 31, 2001
10.19*	Agreement on Development, Supply and Marketing dated August 2, 2001 between Bruker AXS GmbH and Siemens Medical Solutions Rontgenwerk Rudolstadt		S-1	December 31, 2001
10.30
	Amended and Restated Credit Agreement dated as of May 24, 2011 among the Company, Bruker AXS GmbH, Bruker Daltonik GmbH, Bruker Optik GmbH, Bruker Physik GmbH, Bruker BioSpin Invest AG, Bruker BioSpin AG and Bruker BioSpin International AG, the other foreign subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto, Deutsche Bank Securities Inc., Commerzbank Ag, New York, Grand Cayman And Stuttgart Branches and RBS Citizens, National Association, as Co-Documentation Agents, Bank of America, N.A. as Syndication Agent and JPMorgan Chase Bank, N.A., as Administrative Agent		8-K	May 25, 2011
10.31*	Note Purchase Agreement dated as of January 18, 2012.		8-K	January 18, 2012

Incorporated by Reference (1)
Filed Herewith
Exhibit No.	Description		Form	Date
10.34†	Bruker Energy & Supercon Technologies, Inc. 2009 Stock Option Plan		10-K	December 31, 2009
10.35†	Form of Bruker Energy & Supercon Technologies, Inc. Incentive Stock Option Agreement		10-K	December 31, 2009
10.36†	Form of Bruker Energy & Supercon Technologies, Inc. Non-Qualified Stock Option Agreement		10-K	December 31, 2009
10.40†	Letter agreement dated June 5, 2012 between Bruker Corporation and Charles F. Wagner, Jr		10-Q	June 30, 2012
10.41†	Employment offer letter agreement dated June 25, 2012 between Bruker Corporation and Juergen Srega		10-Q	March 31, 2013
10.42†	Amended employment agreement dated December 3, 2013 between Bruker Corporation and Thomas Bachmann	X
21.1	Subsidiaries of the Registrant	X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X
24.1	Power of attorney (included on signature page hereto)	X
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

Incorporated by Reference (1)
Filed Herewith
Exhibit No.	Description		Form	Date
101	The following materials from the Bruker Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Shareholders' Equity and Comprehensive Income, (iv) Consolidated Statements of Cash Flows and (iv) Notes to the Condensed Consolidated Financial Statements	X

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

BRUKER CORPORATION
Date: February 27, 2014	By:	/s/ FRANK H. LAUKIEN, PH.D. Name: Frank H. Laukien, Ph.D. Title: President, Chief Executive Officer and Chairman

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

Name	Title	Date
/s/ FRANK H. LAUKIEN, PH.D. Frank H. Laukien, Ph.D.	President, Chief Executive Officer and Chairman (Principal Executive Officer)	February 27, 2014
/s/ CHARLES F. WAGNER, JR. Charles F. Wagner, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2014
/s/ MICHAEL G. KNELL Michael G. Knell	Vice President of Finance and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2014
/s/ WOLF-DIETER EMMERICH, PH.D. Wolf-Dieter Emmerich, Ph.D.	Director	February 27, 2014
/s/ STEPHEN W. FESIK, PH.D. Stephen W. Fesik, Ph.D.	Director	February 27, 2014
/s/ BRENDA J. FURLONG Brenda J. Furlong	Director	February 27, 2014

Name	Title	Date
/s/ GILLES G. MARTIN Gilles G. Martin	Director	February 27, 2014
/s/ CHRIS VAN INGEN Chris van Ingen	Director	February 27, 2014
/s/ MARC A. KASTNER, PH.D. Marc A. Kastner, Ph.D.	Director	February 27, 2014
/s/ RICHARD D. KNISS Richard D. Kniss	Director	February 27, 2014
/s/ JOERG C. LAUKIEN Joerg C. Laukien	Director	February 27, 2014
/s/ WILLIAM A. LINTON William A. Linton	Director	February 27, 2014
/s/ RICHARD A. PACKER Richard A. Packer	Director	February 27, 2014
/s/ RICHARD M. STEIN Richard M. Stein	Director	February 27, 2014
/s/ BERNHARD WANGLER Bernhard Wangler	Director	February 27, 2014