Form 10-Q
period 2014-03-31
BRUKER CORP
filed 2014-05-09
CIK 1109354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2014
Common Stock, $0.01 par value per share	167,869,822 shares

BRUKER CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2014

PART I                                                     FINANCIAL INFORMATION

ITEM 1.                                                UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	March 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$454.0	$438.7
Accounts receivable, net	295.0	307.6
Inventories	620.5	589.8
Other current assets	107.2	95.8
Total current assets	1,476.7	1,431.9

Property, plant and equipment, net	296.7	299.5
Intangibles, net and other long-term assets	254.3	256.9
Total assets	$2,027.7	$1,988.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$0.7	$0.7
Accounts payable	116.4	74.8
Customer advances	251.2	258.6
Other current liabilities	302.8	314.5
Total current liabilities	671.1	648.6

Long-term debt	354.1	354.3
Other long-term liabilities	134.2	135.2

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock, $0.01 par value 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value 260,000,000 shares authorized, 167,910,179 and 167,619,039 shares issued and 167,869,822 and 167,579,204 shares outstanding at March 31, 2014 and December 31, 2013, respectively	1.7	1.7
Treasury stock, at cost, 40,357 and 39,835 shares at March 31, 2014 and December 31, 2013, respectively	(0.6)	(0.6)
Accumulated other comprehensive income	185.2	182.4
Other shareholders’ equity	676.3	662.6
Total shareholders’ equity attributable to Bruker Corporation	862.6	846.1
Noncontrolling interest in consolidated subsidiaries	5.7	4.1
Total shareholders’ equity	868.3	850.2

Total liabilities and shareholders’ equity	$2,027.7	$1,988.3

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in millions, except per share data)

	Three Months Ended March 31,
	2014	2013
Product revenue	$366.1	$339.3
Service revenue	57.0	53.5
Other revenue	0.6	0.6
Total revenue	423.7	393.4

Cost of product revenue	207.1	185.3
Cost of service revenue	36.9	33.6
Total cost of revenue	244.0	218.9
Gross profit	179.7	174.5

Operating expenses:
Selling, general and administrative	109.5	106.8
Research and development	46.0	49.4
Other charges, net	3.6	6.1
Total operating expenses	159.1	162.3
Operating income	20.6	12.2

Interest and other income (expense), net	(4.9)	(3.9)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	15.7	8.3
Income tax provision	5.7	2.6
Consolidated net income	10.0	5.7
Net income attributable to noncontrolling interest in consolidated subsidiaries	1.3	0.3
Net income attributable to Bruker Corporation	$8.7	$5.4

Net income per common share attributable to
Bruker Corporation shareholders:
Basic and diluted	$0.05	$0.03

Weighted average common shares outstanding:
Basic	167.3	166.4
Diluted	169.4	168.1

Comprehensive income (loss)	$13.1	$(22.9)
Less: Comprehensive income attributable to noncontrolling interests	1.6	0.3
Comprehensive income (loss) attributable to Bruker Corporation	$11.5	$(23.2)

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Consolidated net income	$10.0	$5.7
Adjustments to reconcile consolidated net income to cash flows from operating activities:
Depreciation and amortization	15.2	15.2
Write-down of demonstration inventories to net realizable value	7.6	7.8
Stock-based compensation expense	2.0	1.8
Deferred income taxes	0.3	(2.6)
Other non-cash expenses, net	0.7	(1.2)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	12.8	8.7
Inventories	(38.0)	(37.0)
Accounts payable and accrued expenses	21.9	(7.8)
Income taxes payable	2.0	(4.0)
Deferred revenue	5.0	2.9
Customer advances	(7.6)	3.7
Other changes in operating assets and liabilities, net	(13.4)	(11.4)
Net cash provided by (used in) operating activities	18.5	(18.2)

Cash flows from investing activities:
Purchases of property, plant and equipment	(9.2)	(14.6)
Sales of property, plant and equipment	0.6	0.6
Disposal of product line	0.7	0.5
Cash paid for acquisitions, net of cash acquired	—	(0.8)
Net cash used in investing activities	(7.9)	(14.3)

Cash flows from financing activities:
Repayment of other debt, net	(0.2)	(0.7)
Proceeds from issuance of common stock, net	3.0	4.1
Changes in restricted cash	(0.3)	(3.1)
Net cash provided by financing activities	2.5	0.3
Effect of exchange rate changes on cash and cash equivalents	2.2	(9.0)
Net change in cash and cash equivalents	15.3	(41.2)
Cash and cash equivalents at beginning of period	438.7	310.6
Cash and cash equivalents at end of period	$454.0	$269.4

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

The Company has two reporting segments, Bruker Scientific Instruments (BSI), which represents approximately 93% of the Company’s revenues during the three months ended March 31, 2014, and Bruker Energy & Supercon Technologies (BEST), which represents the remainder of the Company’s revenues.  Within BSI, the Company is organized into three operating segments: the Bruker BioSpin Group, the Bruker CALID Group and the Bruker MAT Group. For financial reporting purposes, the Bruker BioSpin, Bruker CALID and Bruker MAT operating segments are aggregated into the BSI reporting segment because each has similar economic characteristics, production processes, service offerings, types and classes of customers, methods of distribution and regulatory environments.

Bruker BioSpin- Bruker BioSpin designs, manufactures and distributes enabling life science tools based on magnetic resonance and preclinical imaging technologies. Bruker BioSpin’s Magnetic Resonance division sells various systems utilizing magnetic resonance technology, including magnetic resonance imaging (MRI) systems, nuclear magnetic resonance systems (NMR), and electron paramagnetic resonance systems (EPR), as well as OEM MRI magnets sold to medical device manufacturers. Bruker BioSpin’s Preclinical Imaging division sells single and multiple modality systems using MRI, position emission tomography (PET), single photon emission tomography (SPECT), computed tomography (CT), magnetic particle imaging (MPI) and optical imaging (fluorescence and bioluminescence) technologies to preclinical markets.

Bruker CALID (Chemicals, Applied Markets, Life Science, In-Vitro Diagnostics, Detection)- Bruker CALID designs, manufactures and distributes life science mass spectrometry instruments that can be integrated and used along with other sample preparation or chromatography instruments, as well as Chemical, Biological, Radiological, Nuclear and Explosive (CBRNE) detection products.  Bruker CALID also designs, manufactures and distributes instruments based on Raman molecular spectroscopy technologies. Bruker CALID’s mass spectrometry units are typically used in applications of expression proteomics, clinical proteomics, metabolic and peptide biomarker profiling, drug discovery and development, molecular diagnostics research, molecular and systems biology, basic molecular medicine research and clinical microbiology (for research use only outside the European Union).

Bruker MAT (Materials)- Bruker MAT designs, manufactures and distributes spectroscopy and microscopy instruments for the understanding of composition and structure in material science and life science samples.  The instruments are based on advanced technologies in X-ray fluorescence spectroscopy (XRF), X-ray diffraction (XRD), X-ray micro computed tomography (μCT), atomic force microscopy (AFM), stylus and optical metrology (SOM) and fluorescence microscopy (FM), and also include analytical tools for electron microscopes, handheld, portable, and mobile X-ray fluorescence, and spark optical emission spectroscopy systems.

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

The unaudited condensed consolidated financial statements represent the consolidated accounts of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013, have been prepared in accordance with accounting principles generally accepted in the United States

(“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial information presented herein does not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of the results expected for any other interim period or the full year.

The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events requiring disclosure.

At March 31, 2014, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, have not changed.

2.              Stock-Based Compensation

The Company’s awards of stock-based compensation are in the form of stock options and restricted stock. The Company recorded stock-based compensation expense as follows (in millions):

	Three Months Ended March 31,
	2014	2013
Stock options	$1.6	$1.6
Restricted stock	0.4	0.2
Total stock-based compensation	$2.0	$1.8

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

	2014	2013
Risk-free interest rates	1.81% - 2.04%	1.22% - 1.43%
Expected life	6.0 - 6.3 years	6.5 years
Volatility	55.5% - 56.2%	54.9%
Expected dividend yield	0.0%	0.0%

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

Stock option activity for the three months ended March 31, 2014 was as follows:

	Shares Subject to Options	Weighted Average Option Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value (in millions) (b)
Outstanding at December 31, 2013	4,877,564	$13.12
Granted	99,200	19.52
Exercised	(291,140)	10.28
Forfeited	(86,713)	14.42
Outstanding at March 31, 2014	4,598,911	$13.41	6.3	$47.2

Exercisable at March 31, 2014	2,618,211	$10.92	4.6	$34.3

Excercisable and expected to vest at March 31, 2014 (a)	4,460,262	$13.31	6.2	$45.5

(a)         In addition to the options that are vested at March 31, 2014, the Company expects a portion of the unvested options to vest in the future. Options expected to vest in the future are determined by applying an estimated forfeiture rate to the options that are unvested as of March 31, 2014.

(b)         The aggregate intrinsic value is based on the positive difference between the fair value of the Company’s common stock price of $22.79 on March 31, 2014, or the date of exercises, as appropriate, and the exercise price of the underlying stock options.

Restricted stock activity for the three months ended March 31, 2014 was as follows:

	Shares Subject to Restriction	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	357,948	$16.65
Vested	(1,375)	16.57
Outstanding at March 31, 2014	356,573	$16.65

At March 31, 2014, the Company expects to recognize pre-tax stock-based compensation expense of $15.0 million associated with outstanding stock option awards granted under the Company’s stock plans over the weighted average remaining service period of 2.5 years. In addition, the Company expects to recognize additional pre-tax stock-based compensation expense of $4.5 million associated with outstanding restricted stock awards granted under the Company’s stock plans over the weighted average remaining service period of 3.0 years.

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

The following table sets forth the computation of basic and diluted average shares outstanding (in millions, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Net income attributable to Bruker Corporation, as reported	$8.7	$5.4

Weighted average shares outstanding:
Weighted average shares outstanding-basic	167.3	166.4
Effect of dilutive securities:
Stock options and restricted stock	2.1	1.7
	169.4	168.1

Net income per common share attributable to Bruker Corporation shareholders:
Basic and diluted	$0.05	$0.03

Stock options to purchase 0.1 million shares were excluded from the computation of diluted earnings per share in the three months ended March 31, 2014 and 2013 as their effect would have been anti-dilutive.

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

The following table sets forth the Company’s financial instruments that are measured at fair value on a recurring basis and presents them within the fair value hierarchy using the lowest level of input that is significant to the fair value measurement at March 31, 2014 and December 31, 2013 (in millions):

March 31, 2014	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$6.8	$6.8	$—	$—
Restricted cash	2.8	2.8	—	—
Foreign exchange contracts	1.7	—	1.7	—
Embedded derivatives in purchase and delivery contracts	0.2	—	0.2	—
Long-term restricted cash	4.1	4.1	—	—
Total assets recorded at fair value	$15.6	$13.7	$1.9	$—

Liabilities:
Contingent consideration	$7.0	$—	$—	$7.0
Embedded derivatives in purchase and delivery contracts	0.4	—	0.4	—
Fixed price commodity contracts	0.1	—	0.1	—
Total liabilities recorded at fair value	$7.5	$—	$0.5	$7.0

December 31, 2013	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$6.8	$6.8	$—	$—
Restricted cash	2.7	2.7	—	—
Foreign exchange contracts	2.3	—	2.3	—
Embedded derivatives in purchase and delivery contracts	0.2	—	0.2	—
Fixed price commodity contracts	0.1	—	0.1	—
Long-term restricted cash	4.0	4.0	—	—
Total assets recorded at fair value	$16.1	$13.5	$2.6	$—

Liabilities:
Contingent consideration	$7.0	$—	$—	$7.0
Embedded derivatives in purchase and delivery contracts	0.4	—	0.4	—
Total liabilities recorded at fair value	$7.4	$—	$0.4	$7.0

The Company’s financial instruments consist primarily of cash equivalents, restricted cash, derivative instruments consisting of forward foreign exchange contracts, commodity contracts, derivatives embedded in certain purchase and sale contracts, accounts receivable, short-term borrowings, accounts payable, contingent consideration and long-term debt. The carrying amounts of the Company’s cash equivalents and restricted cash, accounts receivable, short-term borrowings and accounts payable approximate fair value due to their short-term nature. Derivative assets and liabilities are measured at fair value on a recurring basis. The Company’s long-term debt consists principally of a private placement arrangement entered into in 2012 with various fixed interest rates based on the maturity date.  The fair value of the long-term fixed interest rate debt, which has been classified as Level 2, was $245.3 million and $244.1 million at March 31, 2014 and December 31, 2013, respectively, based on market and observable sources with similar maturity dates.

Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities, and did not elect the fair value option for any financial assets or liabilities, which originated during the three months ended March 31, 2014.

As part of certain acquisitions in 2013, the Company recorded contingent consideration liabilities that have been classified as Level 3 in the fair value hierarchy.  The contingent consideration represents the estimated fair value of future payments to the former shareholders of applicable acquired companies based on achieving annual revenue targets in certain years as specified in the purchase and sale agreements.  The Company initially valued the contingent consideration by using the discounted cash flow method. Total contingent consideration liabilities were $7.0 million as of March 31, 2014 and December 31, 2013. There were no changes to the fair value of the contingent consideration recognized in earnings for the three months ended March 31, 2014.

5.             Inventories

Inventories consisted of the following (in millions):

	March 31,	December 31,
	2014	2013
Raw materials	$202.3	$189.7
Work-in-process	198.3	196.5
Finished goods	170.0	155.3
Demonstration units	49.9	48.3
Inventories	$620.5	$589.8

Finished goods include in-transit systems that have been shipped to the Company’s customers, but not yet installed and accepted by the customer. As of March 31, 2014 and December 31, 2013, inventory-in-transit was $86.4 million and $81.9 million, respectively.

The Company reduces the carrying value of its demonstration inventories for differences between its cost and estimated net realizable value through a charge to cost of product revenue that is based on a number of factors, including the age of the unit, the physical condition of the unit and an assessment of technological obsolescence. Amounts recorded in cost of revenue related to the write-down of demonstration units to net realizable value were $7.6 million and $7.8 million for the three months ended March 31, 2014 and 2013, respectively.

6.              Goodwill and Other Intangible Assets

As of March 31, 2014, the carrying amount of goodwill was $127.4 million and there were no changes from December 31, 2013. Goodwill is not amortized, instead, goodwill is tested for impairment on a reporting unit basis annually, or on an interim basis when events or changes in circumstances warrant. The Company did not identify any indicators of impairment during the three months ended March 31, 2014 that would warrant an interim test.

The following is a summary of intangible assets (in millions):

	March 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology and related patents	$156.6	$(71.5)	$85.1	$157.9	$(68.2)	$89.7
Customer relationships	19.2	(9.5)	9.7	18.0	(7.8)	10.2
Trade names	0.2	(0.2)	—	0.2	(0.2)	—
Intangible assets subject to amortization	176.0	(81.2)	94.8	176.1	(76.2)	99.9
In-process research and development	5.7	—	5.7	5.7	—	5.7
Intangible assets	$181.7	$(81.2)	$100.5	$181.8	$(76.2)	$105.6

For the three months ended March 31, 2014 and 2013, the Company recorded amortization expense of $5.2 million and $5.1 million, respectively, related to intangible assets subject to amortization.

7.              Debt

The Company’s debt obligations consisted of the following (in millions):

	March 31,	December 31,
	2014	2013
US Dollar revolving loan under the Amended Credit Agreement	$112.5	$112.5
US Dollar notes under the Note Purchase Agreement	240.0	240.0
Capital lease obligations and other loans	2.3	2.5
Total debt	354.8	355.0
Current portion of long-term debt	(0.7)	(0.7)
Total long-term debt, less current portion	$354.1	$354.3

In May 2011, the Company entered into an amendment to, and restatement of, its credit agreement, referred to as the Amended Credit Agreement. The Amended Credit Agreement provides a maximum commitment on the Company’s revolving credit line of $250.0 million and a maturity date of May 2016. Borrowings under the revolving credit line of the Amended Credit Agreement accrue interest, at the Company’s option, at either (a) the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) adjusted LIBOR plus 1.00% or (b) LIBOR, plus margins ranging from 0.80% to 1.65%. There is also a facility fee ranging from 0.20% to 0.35%.

Borrowings under the Amended Credit Agreement are secured by guarantees from certain material subsidiaries, as defined in the Amended Credit Agreement, and Bruker Energy & Supercon Technologies, Inc. The Amended Credit Agreement also requires the Company to maintain certain financial ratios related to maximum leverage and minimum interest coverage. Specifically, the Company’s leverage ratio cannot exceed 3.0 and the Company’s interest coverage ratio cannot be less than 3.0. As of March 31, 2014, the Company was in compliance with the covenants of the Amended Credit Agreement. In addition to the financial ratios, the Amended Credit Agreement restricts, among other things, the Company’s ability to do the following: make certain payments; incur additional debt; incur certain liens; make certain investments, including derivative agreements; merge, consolidate, sell or transfer all or substantially all of its assets; and enter into certain transactions with affiliates. Failure to comply with any of these restrictions or covenants may result in an event of default under the Amended Credit Agreement, which could permit acceleration of the debt and require the Company to prepay the debt before its scheduled due date.

The following is a summary of the maximum commitments and net amounts available to the Company under revolving loans as of March 31, 2014 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
Amended Credit Agreement	1.3%	$250.0	$112.5	$0.5	$137.0
Other revolving loans	—	212.8	—	161.5	51.3
Total revolving loans		$462.8	$112.5	$162.0	$188.3

Other revolving loans are with various financial institutions located primarily in Germany, Switzerland and France. The Company’s other revolving lines of credit are typically due upon demand with interest payable monthly. Certain of these lines of credit are unsecured while others are secured by the accounts receivable and inventory of the applicable subsidiary.

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

The Note Purchase Agreement contains affirmative covenants, including, without limitation, maintenance of corporate existence, compliance with laws, maintenance of insurance and properties, payment of taxes, addition of subsidiary guarantors and furnishing notices and other information. The Note Purchase Agreement also contains certain restrictive covenants that restrict the Company’s ability to, among other things, incur liens, transfer or sell assets, engage in certain mergers and consolidations and enter into transactions with affiliates. The Note Purchase Agreement also includes customary representations and warranties and events of default. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding Senior Notes will become due and payable immediately without further action or notice. In the case of payment events of default, any holder of Senior Notes affected thereby may declare all Senior Notes held by it due and payable immediately. In the case of any other event of default, a majority of the holders of the Senior Notes may declare all the Senior Notes to be due and payable immediately. Pursuant to the Note Purchase Agreement, so long as any Senior Notes are outstanding the Company will not permit (i) its leverage ratio, as determined pursuant to the Note Purchase Agreement, as of the end of any fiscal quarter to exceed 3.50 to 1.00, (ii) its interest coverage ratio as determined pursuant to the Note Purchase Agreement as of the end of any fiscal quarter for any period of four consecutive fiscal quarters to be less than 2.50 to 1 or (iii) priority debt at any time to exceed 25% of consolidated net worth, as determined pursuant to the Note Purchase Agreement.

As of March 31, 2014, the Company was in compliance with the covenants of the Note Purchase Agreement.

8.              Derivative Instruments and Hedging Activities

Interest Rate Risks

The Company’s exposure to interest rate risk relates primarily to outstanding variable rate debt and adverse movements in the related short-term market rates. The most significant component of the Company’s interest rate risk relates to amounts outstanding under the Amended Credit Agreement, which totaled $112.5 million at March 31, 2014. The Company currently has a higher level of fixed rate debt, which limits the exposure to adverse movements in interest rates.

Foreign Exchange Rate Risk Management

The Company generates a substantial portion of its revenues and expenses in international markets, principally Germany and other countries in the European Union, Switzerland and Japan, which subjects its operations to the exposure of exchange rate fluctuations. The impact of currency exchange rate movement can be positive or negative in any period. The Company periodically enters into foreign currency contracts in order to minimize the volatility that fluctuations in exchange rates have on its monetary transactions. Under these arrangements, the Company typically agrees to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates with maturities of less than twelve months. These transactions do not qualify for hedge accounting and, accordingly, the instrument is recorded at fair value with the corresponding gains and losses recorded in the consolidated statements of income and comprehensive income. The Company had the following notional amounts outstanding under foreign currency contracts as of March 31, 2014 and December 31, 2013 (in millions):

Buy	Notional Amount in Buy Currency	Sell	Maturity	Notional Amount in U.S. Dollars	Fair Value of Assets	Fair Value of Liabilities
March 31, 2014:
Euro	37.8	U.S. Dollars	April 2014 to June 2014	$51.4	$0.6	$—
Swiss Francs	38.0	U.S. Dollars	April 2014	41.8	1.1	—
				$93.2	$1.7	$—

December 31, 2013:
Euro	40.4	U.S. Dollars	January 2014 to March 2014	$54.5	$1.1	$—
Swiss Francs	37.9	U.S. Dollars	January 2014	41.4	1.2	—
				$95.9	$2.3	$—

In addition, the Company periodically enters into purchase and sales contracts denominated in currencies other than the functional currency of the parties to the transaction. The Company accounts for these transactions separately valuing the “embedded derivative” component of these contracts. The contracts denominated in currencies other than the functional currency of the transacting parties amounted to $15.8 million for the delivery of products and $12.6 million for the purchase of products at March 31, 2014 and $21.7 million for the delivery of products and $9.5 million for the purchase of products at December 31, 2013. The changes in the fair value of these embedded derivatives are recorded as foreign currency exchange gains/losses in interest and other income (expense), net in the condensed consolidated statements of income and comprehensive income.

Commodity Price Risk Management

The Company has an arrangement with a customer under which it has a firm commitment to deliver copper based superconductors at a fixed price. In order to minimize the volatility that fluctuations in the price of copper have on the Company’s sales of these superconductors, the Company enters into commodity hedge contracts. At March 31, 2014 and December 31, 2013, the Company had fixed price commodity contracts with notional amounts aggregating $2.3 million and $3.4 million, respectively. The changes in the fair value of these commodity contracts are recorded in interest and other income (expense), net in the condensed consolidated statements of income and comprehensive income.

The fair value of the derivative instruments described above is recorded in the consolidated balance sheets for the periods as follows (in millions):

		March 31,	December 31,
	Balance Sheet Location	2014	2013
Derivative assets:
Foreign exchange contracts	Other current assets	$1.7	$2.3
Embedded derivatives in purchase and delivery contracts	Other current assets	0.2	0.2
Fixed price commodity contracts	Other current assets	—	0.1

Derivative liabilities:
Embedded derivatives in purchase and delivery contracts	Other current liabilities	$0.4	$0.4
Fixed price commodity contracts	Other current liabilities	0.1	—

The impact on net income of unrealized gains and losses resulting from changes in the fair value of derivative instruments not designated as hedging instruments are as follows (in millions):

	Three Months Ended March 31,
	2014	2013
Foreign exchange contracts	$(0.6)	$(5.3)
Embedded derivatives	—	0.7
Fixed price commodity contracts	(0.2)	—
Income (expense), net	$(0.8)	$(4.6)

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

The income tax provision for the three months ended March 31, 2014 and 2013 was $5.7 million and $2.6 million, respectively, representing effective tax rates of 36.3% and 31.3%, respectively. The Company’s effective tax rate may change over time as the amount or mix of income and taxes changes amongst the jurisdictions in which the Company is subject to tax.

As of March 31, 2014 and December 31, 2013, the Company has unrecognized tax benefits, excluding penalties and interest, of approximately $34.2 million and $32.7 million, respectively, of which $14.7 million and $14.1 million, if recognized, would result in a reduction of the Company’s effective tax rate. The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes. As of March 31, 2014 and December 31, 2013, approximately $4.0 million and $3.8 million, respectively, of accrued interest and penalties related to uncertain tax positions was included in other long-term liabilities on the unaudited condensed consolidated balance sheets. No penalties and interest related to unrecognized tax benefits were recorded in the provision for income taxes during the three months ended March 31, 2014. Penalties and interest related to unrecognized tax benefits of $0.3 million were recorded during the three months ended March 31, 2013.

The Company files tax returns in the United States, which include federal, state and local jurisdictions, and many foreign jurisdictions with varying statutes of limitations. The Company considers Germany, the United States and Switzerland to be its significant tax jurisdictions.  The tax years 2009 to 2013 are open tax years in these significant jurisdictions.  During the three months ended March 31, 2014, the Company settled a tax audit in the United States for the tax year 2010. The settlement was immaterial to the condensed consolidated financial statements. Tax years 2011 to 2013 remain open for examination in the United States.

10.       Commitments and Contingencies

Legal

Lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. The Company believes the outcome of these proceedings, individually and in the aggregate, will not have a material impact on the Company’s financial position or results of operations. As of March 31, 2014 and December 31, 2013, accruals recorded for such potential contingencies were immaterial to the condensed consolidated financial statements.

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

Letters of Credit and Guarantees

At March 31, 2014 and December 31, 2013, the Company had bank guarantees of $162.0 million and $171.2 million, respectively, for its customer advances. These arrangements guarantee the refund of advance payments received from customers in the event that the merchandise is not delivered or warranty obligations are not fulfilled in compliance with the terms of the contract. These guarantees affect the availability of the Company’s lines of credit.

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

	Three Months Ended March 31,
	2014	2013
Consolidated net income	$10.0	$5.7
Foreign currency translation adjustments	2.9	(29.6)
Pension liability adjustments	(0.1)	1.0
Other	0.3	—
Net comprehensive income (loss)	13.1	(22.9)
Less: Comprehensive income attributable to noncontrolling interests	1.6	0.3
Comprehensive income (loss) attributable to
Bruker Corporation	$11.5	$(23.2)

The following is a summary of the components of accumulated other comprehensive income (loss), net of tax, at March 31, 2014 (in millions):

	Foreign Currency Translation	Pension Liability Adjustment	Accumulated Other Comprehensive Income
Balance at December 31, 2013	$197.6	$(15.2)	$182.4
Other comprehensive income (loss)	2.9	(0.1)	2.8
Balance at March 31, 2014	$200.5	$(15.3)	$185.2

12.       Noncontrolling Interests

Noncontrolling interests represent the minority shareholders’ proportionate share of the Company’s majority owned subsidiaries. The following table sets forth the changes in noncontrolling interests (in millions):

	Three Months Ended March 31,
	2014	2013
Balance at beginning of period	$4.1	$3.1
Net income	1.3	0.3
Other	0.3	—
Balance at end of period	$5.7	$3.4

13.       Other Charges, net

The components of other charges, net were as follows (in millions):

	Three Months Ended March 31,
	2014	2013
Professional fees incurred in connection with internal investigation	$2.2	$2.2
Acquisition-related charges	0.6	0.4
Restructuring charges	0.2	3.2
Information technology transformation costs	0.6	—
Factory relocation costs	—	0.3
Other charges	$3.6	$6.1

Beginning in the fourth quarter of 2012 and continuing in 2013 and 2014, the Company commenced productivity improvement initiatives at both BSI and BEST in an effort to better optimize its operations.  These restructuring initiatives include the divestiture of certain non-core businesses, outsourcing of various manufacturing activities, transferring or ceasing operations at certain facilities and an overall right-sizing within the Company based on the current business environments.

The Company recorded restructuring charges within the three month period ended March 31, 2014 of $2.4 million related to these initiatives, all within BSI.  For the three months ended March 31, 2014, the charges consisted of $1.4 million of severance costs and $1.0 million of exit related costs, such as professional service and facility exit charges.  The Company has recorded $2.2 million of the restructuring charges as a component of Cost of Revenue and $0.2 million as a component of Other Charges, net in the condensed consolidated statement of income and comprehensive income. The Company expects to record additional charges of approximately $3-4 million during the remainder of 2014 and 2015, consisting mainly of severance costs, in connection with these initiatives.

The following table sets forth the changes in the restructuring reserves for the three months ended March 31, 2014 (in millions):

	Total	Severance	Exit Costs	Provisions for Excess Inventory
Balance at December 31, 2013	$11.5	$8.4	$1.1	$2.0
Restructuring charges	2.4	1.4	1.0	—
Cash payments	(6.5)	(5.1)	(1.3)	(0.1)
Non-cash adjustments	(0.3)	—	(0.3)	—
Balance at March 31, 2014	$7.1	$4.7	$0.5	$1.9

14.       Interest and Other Income (Expense), Net

The components of interest and other income (expense), net, were as follows (in millions):

	Three Months Ended March 31,
	2014	2013
Interest expense, net	$(3.0)	$(3.1)
Exchange losses on foreign currency transactions	(1.6)	(0.4)
Gain on disposal of product line	0.3	0.9
Other	(0.6)	(1.3)
Interest and other income (expense), net	$(4.9)	$(3.9)

15.       Business Segment Information

The Company has two reporting segments, BSI and BEST, as discussed in Footnote 1 to the condensed consolidated financial statements.

Revenue and operating income by reporting segment are presented below (in millions):

	Three Months Ended March 31,
	2014	2013
Revenue:
BSI	$393.9	$366.3
BEST	34.8	31.2
Eliminations (a)	(5.0)	(4.1)
Total revenue	$423.7	$393.4

Operating Income:
BSI	$16.6	$10.6
BEST	2.8	0.9
Corporate, eliminations and other (b)	1.2	0.7
Total operating income	$20.6	$12.2

(a)   Represents product and service revenue between reportable segments.

(b)   Represents corporate costs and eliminations not allocated to the reportable segments.

Total assets by reporting segment are as follows (in millions):

	March 31,	December 31,
	2014	2013
Assets:
BSI	$1,964.8	$1,925.3
BEST	142.2	146.5
Eliminations and other (a)	(79.3)	(83.5)
Total assets	$2,027.7	$1,988.3

 (a) Assets not allocated to the reportable segments and eliminations of intercompany transactions.

16.       Recent Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, an amendment to ASC Topic 205.  Under the amendment, a disposal of a component of an entity or a group of components of an entity are required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results.  The amendment also requires additional disclosures about discontinued operations as well as individually significant components of an entity that do not qualify for discontinued operations presentation in the financial statements. ASU No. 2013-11 is effective on a prospective basis for fiscal years beginning after December 15, 2014, with early adoption permitted.  The Company is currently assessing the impact the adoption of the amendment may have on its condensed consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes, an amendment to ASC Topic 740 related to the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. Under this amendment, an unrecognized tax benefit is to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss, or a tax credit carryforward exists and certain criteria are met. ASU No. 2013-11 is effective for fiscal years beginning after December 15, 2013.  The Company adopted this amendment for the three months ended March 31, 2014.  The adoption did not have a material impact on its condensed consolidated financial statements for the three months ended March 31, 2014.

ITEM 2.                                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our interim unaudited condensed consolidated financial statements and the notes to those statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, and in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

Statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which express that we “believe,” “anticipate,” “plan,” “expect,” “seek,” “estimate,” or “should,” as well as other statements, which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Act of 1995. Actual events or results may differ materially from those set forth in forward-looking statements. Certain factors that might cause such a difference are discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Although our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), we believe describing income and expenses, excluding the effect of foreign exchange and our recent acquisitions and divestitures, as well as certain other charges, net, provides meaningful supplemental information regarding our performance. We believe that this supplemental information is useful in assessing our operating performance and trends as the excluded items are not indicative of our core business operating results. These non-GAAP financial measures are not in accordance with, nor are they a substitute for, the comparable GAAP financial measures and are intended to supplement our financial results that are prepared in accordance with GAAP. We also use these non-GAAP financial measures for financial and operational decision making and as a means to help evaluate period-to-period comparisons.

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

•                  Results of Operations.  This section provides our analysis of the significant line items on our consolidated statement of income for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

•                  Liquidity and Capital Resources.  This section provides an analysis of our liquidity and cash flow and a discussion of our outstanding debt and commitments.

•                  Recent Accounting Pronouncements.  This section provides information about new accounting standards that have been issued.

EXECUTIVE OVERVIEW

Business Overview

Bruker Corporation and its consolidated subsidiaries design, manufacture, service and distribute proprietary life science and materials research systems based on a variety of technology platforms, including magnetic resonance technologies, mass spectrometry technologies, gas chromatography technologies, infrared and Raman molecular spectroscopy technologies, X-ray technologies, spark-optical emission spectroscopy, atomic force microscopy, and stylus and optical metrology technology. We sell a broad range of field analytical systems for chemical, biological, radiological, nuclear and explosive (CBRNE) detection. We also develop and manufacture low temperature and high temperature superconducting wire products and superconducting wire and superconducting devices for use in advanced magnet technology, physics research and energy applications. Our diverse customer base includes life science, pharmaceutical, biotechnology and molecular diagnostic research companies, academic institutions, advanced materials and semiconductor industries and government agencies.

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

For financial reporting purposes, we aggregate Bruker BioSpin, Bruker CALID and Bruker MAT operating segments into the Bruker Scientific Instruments (BSI) reporting segment, which represented approximately 93% of the Company’s revenues during the three months ended March 31, 2014. This aggregation reflects these operating segments’ similar economic characteristics, production processes, customer services provided, types and classes of customers, methods of distribution and regulatory environments. Our BEST division is our other reporting segment and represents the remainder of our revenues.

Financial Overview

For the three months ended March 31, 2014, our revenue increased by $30.3 million, or 7.7%, to $423.7 million, compared to $393.4 million for the comparable period in 2013. Included in this change in revenue is an increase of approximately $4.4 million attributable to our recent acquisitions and divestitures. Excluding the effect of our recent acquisition and divestiture, revenue increased by $25.9 million, or 6.6%. The increase in revenue was primarily attributable to the BSI segment, which increased $24.3 million, or 6.6%, excluding the effect of our recent acquisition and divestiture. Revenue in BSI increased primarily from increased sales of our mass spectrometry products, including the MALDI Biotyper, increased sales within the Bruker Optics division of the Bruker CALID Group, increased sales of nuclear magnetic resonance products within our Bruker BioSpin Group and increased sales of X-ray products, along with the impact of a recent acquisition, within our Bruker MAT Group. These increases were partially offset by sales declines in atomic force microscopy products within the Bruker MAT Group.

The mix of products sold in BSI during the first three months of 2014 reflects significant variability in demand, both geographically and by end market for our products. In particular, there was increased revenue from customers in the research, applied and clinical markets, especially in Europe and Asia, partially offset by decreased revenue from customers in the semiconductor and microelectronics markets. We are uncertain whether the recent market conditions will continue or how our revenue derived from those market segments may be affected. We can also experience quarter-to-quarter fluctuations in our operating results due to factors outside our control, such as the time it takes for customers to construct or prepare their facilities to receive our products, the time required to obtain governmental licenses, semiconductor production demand and market demand for our breakthrough products. These factors have in the past affected the timing of recognizing revenue associated with our products and will continue to do so in the future. Accordingly, our operating results in any particular quarter may not necessarily be an indication of any future quarter’s operating performance. We are also uncertain to what extent our operations may be impacted by the recent geopolitical instability in Russia. In 2013, sales to customers in Russia represented approximately 2% of our revenue.

Gross profit for the quarter ended March 31, 2014 was $179.7 million compared to $174.5 million for the quarter ended March 31, 2013. Our gross profit margin for the three months ended March 31, 2014 was 42.4%, compared to 44.4% for the three months ended March 31, 2013. Gross profit included $7.5 million and $5.0 million for the three months ended March 31, 2014 and 2013, respectively, of various charges for amortization of acquisition-related intangible assets and other acquisition-related costs, and restructuring costs. Excluding these costs, gross profit margins was 44.2% in 2014 compared to 45.6% in 2013. The reduction in gross profit margins for the three months ended March 31, 2014 was primarily due to the negative effect of foreign exchange rates, particularly the impact of the strengthening of the U.S. Dollar versus the Japanese Yen, as Yen denominated revenues substantially exceeded our Yen denominated expenses.

Selling, general and administrative expenses and research and development expenses decreased to $155.5 million, or 36.7% of revenue, in the three months ended March 31, 2014 from $156.2 million, or 39.7% of revenue, for the three months ended March 31, 2013. The decrease in selling, general and administrative expenses and research and development expenses for the three months ended March 31, 2014 was driven by management’s decision to reduce spending in less profitable portions of the Company, the impact of recent productivity improvement initiatives and lower levels of material costs.  These decreases were partially offset by increased general and administrative spending related to certain investments, including financial reporting improvements, as well as expenses due to a recent acquisition.

Other charges, net were $3.6 million for the three months ended March 31, 2014 as compared to $6.1 million for the three months ended March 31, 2013.  The decrease in other charges, net was primarily due to $3.2 million of restructuring costs recorded in 2013 related to closing facilities and implementing outsourcing and other restructuring initiatives compared to $0.2 million in 2014. For the full year of 2014, we expect to incur $15-20 million of expenses related to various outsourcing initiatives and other restructuring activities that have been implemented or will be implemented later in 2014.

Income from operations for the three months ended March 31, 2014 was $20.6 million, resulting in an operating margin of 4.9%, compared to income from operations of $12.2 million, resulting in an operating margin of 3.1%, for the comparable period in 2013. Income from operations included $11.5 million and $11.4 million for the three months ended March 31, 2014 and 2013, respectively, of various charges for amortization of acquisition-related intangible assets and other acquisition-related costs, legal and other professional service fees related to our internal investigation and review of our operations in China, restructuring and relocation costs, and cost associated with a global information technology (IT) transformation initiative. Excluding these charges, operating margins were 7.6% and 6.0% for the three months ended March 31, 2014 and 2013, respectively. Operating margins for the three months ended March 31, 2014 increased primarily as a result of higher revenue levels, while selling, general and administrative expenses and research and development expenses were relatively consistent with the prior year which enabled more revenue to be reflected in income from operations. This was partially offset by the negative effect that foreign exchange rates had on income from operations, including the impact of the strengthening of the U.S. Dollar versus the Japanese Yen, as Yen denominated revenues substantially exceeded our Yen denominated expenses.

Our effective tax rate for the three months ended March 31, 2014 was 36.3% compared to 31.3% for the comparable period in 2013. The changes in the effective tax rate were primarily due to the mix of earnings among tax jurisdictions.

Our net income attributable to the shareholders of Bruker Corporation for the three months ended March 31, 2014 was $8.7 million, or $0.05 per diluted share, compared to $5.4 million, or $0.03 per diluted share, for the comparable period in 2013.

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

Revenue recognition.  We recognize revenue from system sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, title and risk of loss has been transferred to the customer and collectability of the resulting receivable is reasonably assured. Title and risk of loss are generally transferred upon customer acceptance for a system that has been delivered to the customer and installed. When products are sold through an independent distributor or a strategic distribution partner who assumes responsibility for installation, we recognize the system sale when the product has been shipped and title and risk of loss have been transferred to the distributor. Our distributors do not have price protection rights or rights of return; however, our products are typically warranted to be free from defect for a period of one year. Revenue is deferred until cash is received when collectability is not reasonably assured or when the price is not fixed or determinable. For arrangements with multiple elements, we allocate revenue to each element either using vendor specific objective evidence (VSOE), third-party evidence (TPE) or estimated selling price (ESP). We attempt to determine the fair value by using VSOE. If VSOE is not available, we use TPE, and when we can’t determine VSOE or TPE, we use ESP. Typically, we cannot ascertain TPE. When products and services offered do not qualify as separate units of accounting, we recognize revenue upon customer acceptance for a system that has been shipped, installed, and for which the customer has been trained. As a result, the timing of customer acceptance or readiness could cause reported revenues to differ materially from expectations. Revenue from accessories and parts is recognized upon shipment and service revenue is recognized as the services are performed. We also have contracts for which we apply the percentage-of-completion model and completed contract model of revenue recognition. Application of the percentage-of-completion method requires us to make reasonable estimates of the extent of progress toward completion of the contract and the total costs we will incur under the contract and losses are recorded immediately when we estimate that contracts will ultimately result in a loss. Changes in our estimates could affect the timing of revenue recognition.

Income taxes.  The determination of income tax expense requires us to make certain estimates and judgments concerning the annual effective tax rate, the calculation of deferred tax assets and liabilities and the forecasted profitability of our subsidiaries in certain geographic jurisdictions, as well as the deductions, carryforwards and credits that are available to reduce taxable income. Deferred tax assets and liabilities arise from differences in the timing of the recognition of revenue and expenses for financial statement and tax purposes. Deferred tax assets and liabilities are measured using the tax rates in effect for the year in which these temporary differences are expected to be settled. We estimate the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction, and we provide a valuation allowance for tax assets and loss carryforwards that we believe will more likely than not go unused. If it becomes more likely than not that a tax asset or loss carryforward will be used for which a reserve has been provided, we reverse the related valuation allowance. If our actual future taxable income by tax jurisdiction differs from estimates, additional allowances or reversals of reserves may be necessary. In addition, we only recognize benefits for tax positions that we believe are more likely than not of being sustained upon review by a taxing authority with knowledge of all relevant information. We reevaluate our uncertain tax positions on a quarterly basis and any changes to these positions as a result of tax audits, tax laws or other facts and circumstances could result in additional charges or credits to operations. The expiration of statutes of limitations affecting estimates made for uncertain tax positions can cause higher earnings.

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

Goodwill, other intangible assets and other long-lived assets.  We evaluate goodwill for impairment annually and when events occur or circumstances change. We test goodwill for impairment at the reporting unit level, which is the operating segment or one level below an operating segment. Under U.S. GAAP, we have the option of performing a qualitative assessment to determine whether further impairment testing is necessary before performing a two-step quantitative assessment. The qualitative assessment requires significant judgments about macro-economic conditions including the entity’s operating environment; its industry and other market considerations; entity-specific events related to financial performance or loss of key personnel; and other events that could impact the reporting unit. If, as a result of our qualitative assessment, it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test will be required. Otherwise, no further testing is required. If a quantitative impairment test is performed, the first step involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using a weighting of both the market approach and the income approach methodologies. The income approach valuation methodology includes discounted cash flow estimates. Estimating the fair value of the reporting units requires significant judgment about the future cash flows. If the carrying amount of a reporting unit exceeds the fair value of the reporting unit, we perform the second step of the goodwill impairment test to measure the amount of the impairment. In the second step of the goodwill impairment test, we compare the implied fair value of the reporting unit’s goodwill with the carrying value of that goodwill.

We also review definite-lived intangible assets and other long-lived assets when indications of potential impairment exist. Should the fair value of our long-lived assets decline because of reduced operating performance, market declines or other indicators of an impairment, a charge to operations for impairment may be necessary.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 compared to the Three Months Ended March 31, 2013

Consolidated Results

The following table presents our results for the three months ended March 31, 2014 and 2013 (dollars in millions, except per share data):

	Three Months Ended March 31,
	2014	2013
Product revenue	$366.1	$339.3
Service revenue	57.0	53.5
Other revenue	0.6	0.6
Total revenue	423.7	393.4

Cost of product revenue	207.1	185.3
Cost of service revenue	36.9	33.6
Total cost of revenue	244.0	218.9
Gross profit	179.7	174.5

Operating expenses:
Selling, general and administrative	109.5	106.8
Research and development	46.0	49.4
Other charges, net	3.6	6.1
Total operating expenses	159.1	162.3
Operating income	20.6	12.2

Interest and other income (expense), net	(4.9)	(3.9)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	15.7	8.3
Income tax provision	5.7	2.6
Consolidated net income	10.0	5.7
Net income attributable to noncontrolling interest in consolidated subsidiaries	1.3	0.3
Net income attributable to Bruker Corporation	$8.7	$5.4

Net income per common share attributable to
Bruker Corporation shareholders:
Basic and diluted	$0.05	$0.03

Weighted average common shares outstanding:
Basic	167.3	166.4
Diluted	169.4	168.1

Revenue

For the three months ended March 31, 2014, our revenue increased by $30.3 million, or 7.7%, to $423.7 million, compared to $393.4 million for the comparable period in 2013. Included in this change in revenue was an increase of approximately $4.4 million attributable to a recent acquisition and divestiture. Excluding the effect of our recent acquisition and divestiture, revenue increased by $25.9 million, or 6.6%. The increase in revenue on an adjusted basis was primarily attributable to BSI, which increased $24.3 million, or 6.6%.

Within BSI, there was an increase in revenue in the Bruker BioSpin Group, driven by higher sales within the Magnetic Resonance division, particularly sales of nuclear magnetic resonance products, and in the Pre-Clinical Imaging division, caused by sales of magnetic resonance imaging products. The Bruker CALID Group also had an increase in revenue, attributable to mass spectrometry products, including the MALDI Biotyper. Additionally, the Bruker Optics division experienced increases in revenue across its product lines due to recent product introductions. The Bruker MAT Group had an increase in revenue resulting from its X-ray products, as well as from the recently acquired line of fluorescence microscopy products, partially offset by decreased demand from customers in the semiconductor and microelectronics markets.

Cost of Revenue

Our cost of revenue for the three months ended March 31, 2014 was $244.0 million, resulting in a gross profit margin of 42.4%, compared to cost of revenue of $218.9 million, resulting in a gross profit margin of 44.4%, for the comparable period in 2013. Gross profit included $7.5 million and $5.0 million for the three months ended March 31, 2014 and 2013, respectively, of various charges for amortization of acquisition-related intangible assets and other acquisition-related costs, and restructuring costs. Excluding these charges, our gross profit margin for the three months ended March 31, 2014 and 2013 was 44.2% and 45.6%, respectively. The lower gross profit margin was mainly attributable to the negative effect of foreign exchange rates, including the impact of the strengthening of the U.S. Dollar versus the Japanese Yen, as Yen denominated revenues substantially exceeded our Yen denominated expenses.

Selling, General and Administrative

Our selling, general and administrative expenses for the three months ended March 31, 2014 increased to $109.5 million, or 25.8% of total revenue, from $106.8 million, or 27.1% of total revenue, for the comparable period in 2013. The increase in selling, general and administrative expenses in dollars was primarily attributable to increased general and administrative spending related to certain investments, including financial reporting improvements, as well as expenses relating to a recent acquisition. Increases in these expenses were partially offset by lower discretionary spending, which benefitted selling, general and administrative expenses as a percentage of revenue for the three months ended March 31, 2014.  Higher revenue levels also contributed to the reduction in selling, general and administrative expenses as a percentage of revenue for the three months ending March 31, 2014.

Research and Development

Our research and development expenses for the three months ended March 31, 2014 decreased to $46.0 million, or 10.9% of total revenue, from $49.4 million, or 12.6% of total revenue, for the comparable period in 2013. The decrease in research and development expenses was attributable to our efforts to improve the efficiency and effectiveness of our product development process, partially offset by the negative effect of foreign exchange rates.

Other Charges, Net

Other charges, net were $3.6 million and $6.1 million for the three months March 31, 2014 and 2013, respectively.

The charges recorded for the three months ended March 31, 2014 relate to the BSI segment.  The charges consist of $2.2 million of legal and other professional service fees associated with our internal investigation and review of our operations in China, $0.6 million of acquisition-related costs, $0.2 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives and $0.6 million of costs associated with the initial stages of a global IT transformation initiative.  The IT transformation initiative is a multi-year project aimed at updating and integrating our global ERP and HR information systems.  We expect to incur approximately $5 million of expense related to this initiative during the remainder of 2014.

The charges recorded for the three months ended March 31, 2013 relate mainly to the BSI segment.  The charges consist of $3.2 million of restructuring costs related to closing facilities and implementing outsourcing initiatives over various divisions, $0.4 million of acquisition-related costs, $2.2 million of legal and other professional service fees associated with our internal investigation and review of our operations in China and $0.3 million of costs related to factory relocations that are occurring within the BEST segment.

For the full year of 2014, we expect to incur $15-20 million of expense related to various outsourcing initiatives and other restructuring activities that have been implemented or will be implemented later in 2014.

Interest and Other Income (Expense), Net

Interest and other income (expense), net during the three months ended March 31, 2014 was $(4.9) million, compared to $(3.9) million for the comparable period of 2013.

During the three months ended March 31, 2014, the major components within interest and other income (expense), net were net interest expense of $3.0 million and realized and unrealized losses on foreign currency transactions of $1.6 million.  The unrealized losses on foreign currency transactions during the three months ended March 31, 2014 was primarily due to the strengthening of a number of currencies against the Euro, including the Swiss Franc and U.S. Dollar. During the three months ended March 31, 2013, the major components within interest and other income (expense), net were net interest expense of $3.1 million, realized and unrealized losses on foreign currency transactions of $0.4 million and other expenses of $1.3 million, offset by a $0.9 million gain on sale of a product line.

Income Tax Provision

The 2014 and 2013 effective tax rates were calculated using our projected annual pre-tax income or loss. The effects of tax credits, the expected level of other tax benefits and the impact of changes to the valuation allowance, as well as changes in the mix of our pre-tax income and losses among jurisdictions with varying statutory tax rates and credits were also considered in the calculation.

The income tax provision for the three months ended March 31, 2014 was $5.7 million compared to $2.6 million for the three months ended March 31, 2013, representing effective tax rates of 36.3% and 31.3%, respectively. The increase in our effective tax rate was primarily due to changes in the mix of earnings among tax jurisdictions.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the three months ended March 31, 2014 was $1.3 million compared to $0.3 million for the comparable period of 2013. The net income attributable to noncontrolling interests represented the minority shareholders’ proportionate share of the net income recorded by our majority-owned indirect subsidiaries.

Net Income Attributable to Bruker Corporation

Our net income for the three months ended March 31, 2014 was $8.7 million, or $0.05 per diluted share, compared to $5.4 million, or $0.03 per diluted share, for the comparable period in 2013. The increase was due to a combination of higher revenue and lower operating expenses, partially offset by lower gross margins and higher income tax expense.

Segment Results

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment (dollars in millions):

	Three Months Ended March 31,			Percentage
	2014	2013	Dollar Change	Change
BSI	$393.9	$366.3	$27.6	7.5%
BEST	34.8	31.2	3.6	11.5%
Eliminations (a)	(5.0)	(4.1)	(0.9)
	$423.7	$393.4	$30.3	7.7%

  (a) Represents product and service revenue between reportable segments.

BSI Segment Revenues

For the three months ended March 31, 2014, BSI segment revenue increased by $27.6 million, or 7.5%, to $393.9 million, compared to $366.3 million for the comparable period in 2013. Included in this change in revenue is a decrease of approximately $1.1 million from the impact of foreign exchange, primarily due to the strengthening of the U.S. Dollar versus the Japanese Yen among other currencies, partially offset by the weakening of the U.S. Dollar versus the Euro, and an increase of approximately $4.4 million attributable to our recent acquisition and divestiture. Excluding the effect of foreign exchange and our recent acquisition and divestiture, revenue increased by $24.3 million, or 6.6%.

The Bruker BioSpin Group experienced an increase in revenue, driven by higher sales within the Magnetic Resonance division, particularly sales of nuclear magnetic resonance products, and the Pre-Clinical Imaging division, resulting from increased sales of magnetic resonance imaging products. The Bruker CALID Group experienced an increase in revenue, driven caused by mass spectrometry products, including the MALDI Biotyper, and increases in revenue across the product lines of the

Bruker Optics division due to recent product introductions. The Bruker MAT Group also experienced an increase in revenue, attributable to sales of its X-ray products, as well as the recently acquired line of fluorescence microscopy products, partially offset by decreased demand from customers in the semiconductor and microelectronics markets.

System revenue and aftermarket revenue as a percentage of total BSI segment revenue were as follows (dollars in millions):

	Three Months Ended March 31,
	2014		2013
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System revenue	$308.2	78.2%	$292.6	79.9%
Aftermarket revenue	85.7	21.8%	73.7	20.1%
Total revenue	$393.9	100.0%	$366.3	100.0%

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

BEST Segment Revenues

BEST segment revenue increased by $3.6 million, or 11.5%, to $34.8 million for the three months ended March 31, 2014, compared to $31.2 million for the comparable period in 2013. Included in this change in revenue was an increase of approximately $1.3 million from the impact of foreign exchange, primarily due to the weakening of the U.S. Dollar versus the Euro. Excluding the effect of foreign exchange, revenue increased by $2.3 million, or 7.4%. The increase in revenue was attributable to higher cavity device sales, driven by improved order execution.

System and wire revenue and aftermarket revenue as a percentage of total BEST segment revenue were as follows (dollars in millions):

	Three Months Ended March 31,
	2014		2013
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System and wire revenue	$33.6	96.6%	$30.1	96.5%
Aftermarket revenue	1.2	3.4%	1.1	3.5%
Total revenue	$34.8	100.0%	$31.2	100.0%

System and wire revenue in the BEST segment includes low and high temperature superconducting wire and superconducting devices, including magnets, linear accelerators and radio frequency cavities. Aftermarket revenues in the BEST segment consist primarily of license revenue and sales of Cuponal™, a bimetallic, non-superconducting material we sell to the power and transport industries.

Gross Profit and Operating Expenses

For the three months ended March 31, 2014, gross profit margin in the BSI segment decreased to 43.4% from 45.6% for the comparable period in 2013. Lower gross profit margins resulted primarily from the impact of the strengthening of the U.S. Dollar versus the Japanese Yen. BEST segment gross profit margin stayed consistent at 21.8% for the three months ended

March 31, 2014 and the comparable period in 2013. In the three months ended March 31, 2014, selling, general and administrative expenses and research and development expenses in the BSI segment were consistent at $150.6 million compared to 2013, representing a decrease as a percentage of segment revenue to 38.2% from 41.1%. Expense reductions resulting from the impact of recent productivity improvement initiatives and lower levels of material costs were offset by increased general and administrative spending related to certain investments, including financial reporting improvements, as well as expenses due to a recent acquisition. Selling, general and administrative expenses and research and development expenses in the BEST segment decreased to $4.9 million, or 14.1% of segment revenue, from $5.6 million, or 17.9% of segment revenue for the comparable period in 2013. The decrease was attributable to the impact of productivity improvement actions.

Income from Operations

The following table presents income from operations and operating margins on revenue by reportable segment (dollars in millions):

	Three Months Ended March 31,
	2014		2013
	Operating Income	Percentage of Segment Revenue	Operating Income	Percentage of Segment Revenue
BSI	$16.6	4.2%	$10.6	2.9%
BEST	2.8	8.0%	0.9	2.9%
Corporate, eliminations and other (a)	1.2		0.7
Total operating income	$20.6	4.9%	$12.2	3.1%

(a) Represents corporate costs and eliminations not allocated to the reportable segments.

BSI income from operations for the three months ended March 31, 2014 was $16.6 million, resulting in an operating margin of 4.2%, compared to income from operations of $10.6 million, resulting in an operating margin of 2.9%, for the comparable period in 2013. Income from operations included $11.5 million and $11.0 million for the three months ended 2014 and 2013, respectively, of various charges for amortization of acquisition-related intangible assets and other acquisition-related costs, legal and other professional service fees related to our internal investigation and review of our operations in China, restructuring and relocation costs and costs associated with a global IT transformation initiative. Excluding these costs, income from operations in the BSI reporting segment would have been $28.1 million and $21.6 million, or an operating margin of 7.1% and 5.9%, for the three months ended March 31, 2014 and 2013, respectively. Income from operations, on an adjusted basis, increased as a result of higher revenue levels and selling, general and administrative expenses and research and development expenses that remained relatively consistent with the prior year. This was partially offset by the negative effect of foreign exchange rates, including the impact the strengthening of the U.S. Dollar versus the Japanese Yen, as Yen denominated revenues substantially exceeded our Yen denominated expenses.

BEST income from operations for the three months ended March 31, 2014 was $2.8 million, resulting in an operating margin of 8.0%, compared to $0.9 million, resulting in an operating margin of 2.9%, for the comparable period in 2013. The increase in operating margin was the result of higher revenue levels and lower selling, general and administrative expenses and research and development expenses.

LIQUIDITY AND CAPITAL RESOURCES

We anticipate that our existing cash and credit facilities will be sufficient to support our operating and investing needs for at least the next twelve months. Our future cash requirements could be affected by acquisitions that we may make in the future. Historically, we have financed our growth through cash flow generation and a combination of debt financings and issuances of common stock. In the future, there are no assurances that additional financing alternatives will be available to us if required, or, if available, will be obtained on terms favorable to us.

During the three months ended March 31, 2014, net cash provided by operating activities was $18.5 million, resulting primarily from consolidated net income adjusted for non-cash items of $35.8 million, partially offset by an increase in working capital of $17.3 million. The increase in working capital for the three months ended March 31, 2014 is primarily due to an increase in inventory to support higher order levels, partially offset by an increase in accounts payable and accrued expenses based on timing of payments. During the three months ended March 31, 2013, net cash used in operating activities was $18.2 million, resulting primarily from a $44.9 million increase in working capital, offset, in part, by $26.7 million of consolidated net income adjusted for non-cash items. The increase in working capital for the three months ended March 31, 2013 was primarily due to increased inventory levels.

During the three months ended March 31, 2014, net cash used in investing activities was $7.9 million, compared to net cash used in investing activities of $14.3 million during the three months ended March 31, 2013. Cash used in investing activities during the three months ended March 31, 2014 and 2013 was primarily attributable to capital expenditures, net of $8.6 million and $14.0 million, respectively.

During the three months ended March 31, 2014, net cash provided by financing activities was $2.5 million, compared to net cash provided by financing activities of $0.3 million during the three months ended March 31, 2013. Cash provided by financing activities during the three months ended March 31, 2014 was attributable to $3.0 million of proceeds from the issuance of common stock in connection with stock option exercises, offset, in part, by an increase in restricted cash of $0.3 million and repayment of debt of $0.2 million. Cash provided by financing activities during the three months ended March 31, 2013 was attributable to $4.1 million of proceeds from the issuance of common stock in connection with stock exercises, offset, in part, by an increase in restricted cash of $3.1 million and repayment of debt of $0.7 million.

At March 31, 2014 and December 31, 2013, we had $426.4 million and $419.8 million, respectively, of foreign cash and cash equivalents, most significantly in the Netherlands, Switzerland, Germany and Japan, compared to a total amount of cash and cash equivalents at March 31, 2014 and December 31, 2013 of $454.0 million and $438.7 million, respectively.  If the cash and cash equivalents held by our foreign subsidiaries are needed to fund operations in the U.S., or we otherwise elect to repatriate the unremitted earnings of our foreign subsidiaries in the form of dividends or otherwise, or if the shares of the subsidiaries were sold or transferred, we would likely be subject to additional U.S. income taxes, net of the impact of any available tax credits, which could result in a higher effective tax rate in the future.  However, since we have investment plans outside the U.S., it is our intent to indefinitely reinvest unremitted earnings in our foreign subsidiaries.  Further, based on our current plans and anticipated cash needs to fund our U.S. operations, we do not foresee a need to repatriate earnings of our foreign subsidiaries.

At March 31, 2014, we had outstanding debt totaling $354.8 million, consisting of $240.0 million outstanding under the Note Purchase Agreement, $112.5 million outstanding under the revolving loan component of the Amended Credit Agreement and $2.3 million under capital lease obligations. At December 31, 2013, we had outstanding debt totaling $355.0 million, consisting of $240.0 million outstanding under the Note Purchase Agreement, $112.5 million outstanding under the revolving loan component of the Amended Credit Agreement and $2.5 million under capital lease obligations and other loans.

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

The following is a summary of the maximum commitments and net amounts available to the Company under revolving loans as of March 31, 2014 (dollars in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
Amended Credit Agreement	1.3%	$250.0	$112.5	$0.5	$137.0
Other revolving loans	—	212.8	—	161.5	51.3
Total revolving loans		$462.8	$112.5	$162.0	$188.3

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

•                  $20.0 million 3.16% Series 2012A Senior Notes, Tranche A, due January 18, 2017;

•                  $15.0 million 3.74% Series 2012A Senior Notes, Tranche B, due January 18, 2019;

•                  $105.0 million 4.31% Series 2012A Senior Notes, Tranche C, due January 18, 2022; and

•                  $100.0 million 4.46% Series 2012A Senior Notes, Tranche D, due January 18, 2024.

As of March 31 2014, we were in compliance with the covenants of the Amended Credit Agreement and the Note Purchase Agreement as our leverage ratio was 1.3 and our interest coverage ratio was 14.0.

As of March 31, 2014, we have approximately $54.3 million of German Trade Tax net operating losses that are carried forward indefinitely and U.S. research and development tax credits of approximately $11.6 million available to offset future tax liabilities that expire through 2033. These U.S. tax credit carryforwards are subject to limitations under provisions of the Internal Revenue Code.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, an amendment to ASC Topic 205. Under the amendment, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results.  The amendment also requires additional disclosures about discontinued operations as well as individually significant components of an entity that do not qualify for discontinued operations presentation in the financial statements. ASU No. 2013-11 is effective on a prospective basis for fiscal years beginning after December 15, 2014, with early adoption permitted.  We are currently assessing the impact the adoption of the amendment may have on our condensed consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes, an amendment to ASC Topic 740 related to the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. Under this amendment, an unrecognized tax benefit is to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss, or a tax credit carryforward exists and certain criteria are met. ASU No. 2013-11 is effective for fiscal years beginning after December 15, 2013.  We adopted this amendment for the three months ended March 31, 2014.  The adoption did not have a material impact on our condensed consolidated financial statements for the three months ended March 31, 2014.

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

Impact of Foreign Currencies

We generate a substantial portion of our revenues in international markets, principally Germany and other countries in the European Union, Switzerland and Japan, which exposes our operations to the risk of exchange rate fluctuations. The impact of currency exchange rate movement can be positive or negative in any period. Our costs related to sales in foreign currencies are largely denominated in the same respective currencies, limiting our transaction risk exposure. However, for foreign currency denominated sales in certain regions, such as Japan, where we do not incur significant costs denominated in that foreign currency, we are more exposed to the impact of foreign currency fluctuations. For sales not denominated in U.S. Dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. Dollars, it will require more of the foreign currency to equal a specified amount of U.S. Dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. Dollars than we would have received before the rate increase went into effect. If we price our products in U.S. Dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. Dollar could result in our prices not being competitive in a market where business is transacted in the local currency. Changes in foreign currency exchange rates had minimal impact on our revenue for the three months ended March 31, 2014 and decreased our revenue for the three months ended March 31, 2013 by approximately 1.5%.

Assets and liabilities of our foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using period-end exchange rates. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a separate component of shareholders’ equity. For the three months ended March 31, 2014 and 2013, we recorded net gains (losses) from currency translation adjustments of $2.9 million and $(29.6) million, respectively. Gains and losses resulting from foreign currency transactions are reported in interest and other income (expense), net in the consolidated statements of income and comprehensive income. Our foreign exchange losses, net were $1.6 million and $0.4 million for three months ended March 31, 2014 and 2013, respectively.

From time to time, we have entered into foreign currency contracts in order to minimize the volatility that fluctuations in exchange rates have on our cash flows related to purchases and sales denominated in foreign currencies. Under these arrangements, we agree to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates typically with maturities of less than twelve months. These transactions are recorded at fair value with the corresponding gains and losses recorded in interest and other income (expense), net in the consolidated statements of income and comprehensive income. At March 31, 2014 and December 31, 2013, we had foreign currency contracts with notional amounts aggregating $93.2 million and $95.9 million, respectively. We will continue to evaluate our currency risks and in the future may utilize foreign currency contracts more frequently as part of a transactional hedging program.

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

Impact of Commodity Prices

We are exposed to certain commodity risks associated with prices for various raw materials. The prices of copper and certain other raw materials, particularly niobium tin, used to manufacture superconductors have increased significantly over the last decade. Copper and niobium tin are the main components of low temperature superconductors and continued commodity price increases for copper and niobium as well as other raw materials may negatively affect our profitability. Periodically, we enter into commodity forward purchase contracts to minimize the volatility that fluctuations in the price of copper have on our sales of these products. At March 31, 2014 and December 31, 2013, we had fixed price commodity contracts with notional amounts aggregating $2.3 million and $3.4 million, respectively. We will continue to evaluate our commodity risks and may utilize commodity forward purchase contracts more frequently in the future.

Inflation

We do not believe inflation had a material impact on our business or operating results during any of the periods presented.

ITEM 4.                                                CONTROLS AND PROCEDURES

We have established disclosure controls and procedures that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) by others within our organization. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2014. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II                                                OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS

Please see Part I, Item 1, “Financial Information- Note 10. Commitments and Contingencies- Legal” which is incorporated by reference into this item. Additional information about our legal proceedings can be found in Part I, Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 1A.                                       RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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
101

The following materials from the Bruker Corporation Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) Notes to the Condensed Consolidated Financial Statements(2)

(1)         Filed herewith.

(2)         Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUKER CORPORATION

Date: May 9, 2014	By:	/s/ FRANK H. LAUKIEN, PH.D.
Frank H. Laukien, Ph.D. President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 9, 2014	By:	/s/ CHARLES F. WAGNER, JR.
Charles F. Wagner, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)