Form 10-Q
period 2014-06-30
BRUKER CORP
filed 2014-08-08
CIK 1109354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2014
Common Stock, $0.01 par value per share	168,056,129 shares

BRUKER CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2014

PART I                                                    FINANCIAL INFORMATION

ITEM 1.                                               UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	June 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$389.8	$438.7
Short-term investments	67.8	—
Accounts receivable, net	279.6	307.6
Inventories	612.1	589.8
Other current assets	116.1	95.8
Total current assets	1,465.4	1,431.9

Property, plant and equipment, net	293.4	299.5
Intangibles, net and other long-term assets	245.1	256.9
Total assets	$2,003.9	$1,988.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$0.8	$0.7
Accounts payable	102.2	74.8
Customer advances	223.5	258.6
Other current liabilities	302.0	314.5
Total current liabilities	628.5	648.6

Long-term debt	354.9	354.3
Other long-term liabilities	135.1	135.2

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock, $0.01 par value 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value 260,000,000 shares authorized, 168,097,995 and 167,619,039 shares issued and 168,056,129 and 167,579,204 shares outstanding at June 30, 2014 and December 31, 2013, respectively	1.7	1.7
Treasury stock, at cost, 41,866 and 39,835 shares at June 30, 2014 and December 31, 2013, respectively	(0.6)	(0.6)
Accumulated other comprehensive income	181.7	182.4
Other shareholders’ equity	697.5	662.6
Total shareholders’ equity attributable to Bruker Corporation	880.3	846.1
Noncontrolling interest in consolidated subsidiaries	5.1	4.1
Total shareholders’ equity	885.4	850.2

Total liabilities and shareholders’ equity	$2,003.9	$1,988.3

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Product revenue	$398.9	$395.6	$765.0	$734.9
Service revenue	57.7	52.7	114.7	106.2
Other revenue	0.8	6.6	1.4	7.2
Total revenue	457.4	454.9	881.1	848.3

Cost of product revenue	217.2	217.0	424.3	402.3
Cost of service revenue	39.7	36.3	76.6	69.9
Total cost of revenue	256.9	253.3	500.9	472.2
Gross profit	200.5	201.6	380.2	376.1

Operating expenses:
Selling, general and administrative	115.0	107.1	224.5	213.9
Research and development	44.5	46.5	90.5	95.9
Other charges, net	5.6	4.5	9.2	10.6
Total operating expenses	165.1	158.1	324.2	320.4
Operating income	35.4	43.5	56.0	55.7

Interest and other income (expense), net	(2.3)	(7.8)	(7.2)	(11.7)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	33.1	35.7	48.8	44.0
Income tax provision	16.3	12.4	22.0	15.0
Consolidated net income	16.8	23.3	26.8	29.0
Net income attributable to noncontrolling interest in consolidated subsidiaries	0.4	0.4	1.7	0.7
Net income attributable to Bruker Corporation	$16.4	$22.9	$25.1	$28.3

Net income per common share attributable to Bruker Corporation shareholders:
Basic and diluted	$0.10	$0.14	$0.15	$0.17

Weighted average common shares outstanding:
Basic	167.6	166.8	167.5	166.6
Diluted	169.5	168.4	169.4	168.2

Comprehensive income	$13.3	$28.3	$26.4	$5.4
Less: Comprehensive income attributable to noncontrolling interests	0.5	0.4	2.1	0.7
Comprehensive income attributable to Bruker Corporation	$12.8	$27.9	$24.3	$4.7

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Consolidated net income	$26.8	$29.0
Adjustments to reconcile consolidated net income to cash flows from operating activities:
Depreciation and amortization	30.0	30.2
Write-down of demonstration inventories to net realizable value	15.2	16.0
Stock-based compensation expense	5.0	3.2
Deferred income taxes	0.3	(2.6)
Other non-cash expenses, net	1.2	(0.6)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	28.9	(20.9)
Inventories	(38.4)	(21.9)
Accounts payable and accrued expenses	8.9	(14.1)
Income taxes payable	8.8	(12.9)
Deferred revenue	1.9	5.0
Customer advances	(34.8)	(21.9)
Other changes in operating assets and liabilities, net	(22.3)	(13.4)
Net cash provided by (used in) operating activities	31.5	(24.9)

Cash flows from investing activities:
Purchases of short-term investments	(67.8)	—
Cash paid for acquisitions, net of cash acquired	—	(2.1)
Proceeds from disposal of product line	0.7	0.5
Purchases of property, plant and equipment	(16.8)	(31.1)
Proceeds from sales of property, plant and equipment	1.1	0.6
Net cash used in investing activities	(82.8)	(32.1)

Cash flows from financing activities:
Repayment of other debt, net	(0.5)	(0.5)
Proceeds from issuance of common stock, net	4.8	4.5
Changes in restricted cash	—	(1.3)
Cash payments to noncontrolling interest	(1.1)	—
Net cash provided by financing activities	3.2	2.7
Effect of exchange rate changes on cash and cash equivalents	(0.8)	(5.4)
Net change in cash and cash equivalents	(48.9)	(59.7)
Cash and cash equivalents at beginning of period	438.7	310.6
Cash and cash equivalents at end of period	$389.8	$250.9

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              Description of Business

Bruker Corporation, together with its consolidated subsidiaries (‘‘Bruker’’ or the ‘‘Company’’), is a designer, manufacturer and distributor of proprietary life science and materials research systems and associated products that address the rapidly evolving needs of a diverse array of customers in life science, pharmaceutical, biotechnology, clinical and molecular diagnostics research, and materials and chemical analysis in various industries and government applications.

The Company has two reporting segments, Bruker Scientific Instruments (BSI), which represents approximately 93% of the Company’s revenues during the six months ended June 30, 2014, and Bruker Energy & Supercon Technologies (BEST), which represents the remainder of the Company’s revenues.  Within BSI, the Company is organized into three operating segments: the Bruker BioSpin Group, the Bruker CALID Group and the Bruker MAT Group. For financial reporting purposes, the Bruker BioSpin, Bruker CALID and Bruker MAT operating segments are aggregated into the BSI reporting segment because each has similar economic characteristics, production processes, service offerings, types and classes of customers, methods of distribution and regulatory environments.

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

The unaudited condensed consolidated financial statements represent the consolidated accounts of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013, have been prepared in accordance with accounting principles generally accepted in the United States

(“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial information presented herein does not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of the results expected for any other interim period or the full year.

At June 30, 2014, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, have not changed.

2.              Stock-Based Compensation

The Company’s awards of stock-based compensation are in the form of stock options and restricted stock. The Company recorded stock-based compensation expense as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock options	$1.4	$1.0	$3.0	$2.6
Restricted stock	1.6	0.4	2.0	0.6
Total stock-based compensation	$3.0	$1.4	$5.0	$3.2

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

	2014	2013
Risk-free interest rates	1.62%-2.10%	1.07%-2.03%
Expected life	6.0 - 6.3 years	6.5 years
Volatility	54.5% - 56.2%	54.9%
Expected dividend yield	0.0%	0.0%

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

Stock option activity for the six months ended June 30, 2014 was as follows:

	Shares Subject to Options	Weighted Average Option Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value (in millions) (b)
Outstanding at December 31, 2013	4,877,564	$13.12
Granted	124,450	19.60
Exercised	(478,956)	10.16
Forfeited	(179,220)	19.27
Outstanding at June 30, 2014	4,343,838	$13.57	6.1	$46.5

Exercisable at June 30, 2014	2,482,542	$11.19	4.6	$32.5

Excercisable and expected to vest at June 30, 2014 (a)	4,248,912	$13.50	6.1	$45.7

(a)         In addition to the options that are vested at June 30, 2014, the Company expects a portion of the unvested options to vest in the future. Options expected to vest in the future are determined by applying an estimated forfeiture rate to the options that are unvested as of June 30, 2014.

(b)         The aggregate intrinsic value is based on the positive difference between the fair value of the Company’s common stock price of $24.27 on June 30, 2014, or the date of exercises, as appropriate, and the exercise price of the underlying stock options.

Restricted stock activity for the six months ended June 30, 2014 was as follows:

	Shares Subject to Restriction	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	357,948	$16.65
Vested	(100,536)	20.94
Outstanding at June 30, 2014	257,412	$14.98

At June 30, 2014, the Company expects to recognize pre-tax stock-based compensation expense of $13.2 million associated with outstanding stock option awards granted under the Company’s stock plans over the weighted average remaining service period of 2.3 years. In addition, the Company expects to recognize additional pre-tax stock-based compensation expense of $3.0 million associated with outstanding restricted stock awards granted under the Company’s stock plans over the weighted average remaining service period of 3.0 years.

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

The following table sets forth the computation of basic and diluted average shares outstanding (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income attributable to Bruker Corporation, as reported	$16.4	$22.9	$25.1	$28.3

Weighted average shares outstanding:
Weighted average shares outstanding-basic	167.6	166.8	167.5	166.6
Effect of dilutive securities:
Stock options and restricted stock	1.9	1.6	1.9	1.6
	169.5	168.4	169.4	168.2

Net income per common share attributable to Bruker Corporation shareholders:
Basic and diluted	$0.10	$0.14	$0.15	$0.17

Stock options to purchase approximately 0.1 million shares and 0.3 million shares were excluded from the computation of diluted earnings per share in the three months ended June 30, 2014 and 2013, respectively, as their effect would have been anti-dilutive.  Approximately 0.1 million shares and 0.3 million shares were excluded from the computation of diluted earnings per share in the six months ended June 30, 2014 and 2013, respectively.

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

The following tables set forth the Company’s financial instruments that are measured at fair value on a recurring basis and presents them within the fair value hierarchy using the lowest level of input that is significant to the fair value measurement at June 30, 2014 and December 31, 2013 (in millions):

June 30, 2014	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$109.7	$109.7	$—	$—
Short-term investments	67.8	67.8	—	—
Restricted cash	3.1	3.1	—	—
Embedded derivatives in purchase and delivery contracts	0.1	—	0.1	—
Fixed price commodity contracts	0.1	—	0.1	—
Long-term restricted cash	3.5	3.5	—	—
Total assets recorded at fair value	$184.3	$184.1	$0.2	$—

Liabilities:
Contingent consideration	$6.6	$—	$—	$6.6
Foreign exchange contracts	0.9	—	0.9	—
Embedded derivatives in purchase and delivery contracts	0.3	—	0.3	—
Total liabilities recorded at fair value	$7.8	$—	$1.2	$6.6

December 31, 2013	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$6.8	$6.8	$—	$—
Restricted cash	2.7	2.7	—	—
Foreign exchange contracts	2.3	—	2.3	—
Embedded derivatives in purchase and delivery contracts	0.2	—	0.2	—
Fixed price commodity contracts	0.1	—	0.1	—
Long-term restricted cash	4.0	4.0	—	—
Total assets recorded at fair value	$16.1	$13.5	$2.6	$—

Liabilities:
Contingent consideration	$7.0	$—	$—	$7.0
Embedded derivatives in purchase and delivery contracts	0.4	—	0.4	—
Total liabilities recorded at fair value	$7.4	$—	$0.4	$7.0

The Company’s financial instruments consist primarily of cash equivalents, short-term investments, restricted cash, derivative instruments consisting of forward foreign exchange contracts, commodity contracts, derivatives embedded in certain purchase and sale contracts, accounts receivable, short-term borrowings, accounts payable, contingent consideration and long-term debt. The carrying amounts of the Company’s cash equivalents and restricted cash, accounts receivable, short-term borrowings and accounts payable approximate fair value due to their short-term nature. Derivative assets and liabilities are measured at fair value on a recurring basis. The Company’s long-term debt consists principally of a private placement arrangement entered into in 2012 with various fixed interest rates based on the maturity date.  The fair value of the long-term fixed interest rate debt, which has been classified as Level 2, was $252.1 million and $244.1 million at June 30, 2014 and December 31, 2013, respectively, based on market and observable sources with similar maturity dates.

Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities, and did not elect the fair value option for any financial assets or liabilities, which originated during the three or six months ended June 30, 2014.

As part of certain acquisitions, the Company recorded contingent consideration liabilities that have been classified as Level 3 in the fair value hierarchy.  The contingent consideration represents the estimated fair value of future payments to the former shareholders of applicable acquired companies based on achieving annual revenue targets in certain years as specified in the purchase and sale agreements.  The Company initially valued the contingent consideration using the discounted cash flow method. Total contingent consideration liabilities were $6.6 million as of June 30, 2014 and $7.0 million as of December 31, 2013. Changes to the fair value of the contingent consideration recognized in earnings for the three and six months ended June 30, 2014 was $0.1 million, and was recorded to other charges, net in the condensed consolidated statement of income and comprehensive income. The following table sets forth the changes in contingent consideration liabilities for the six months ended June 30, 2014 (in millions):

Balance at December 31, 2013	$7.0
Current period adjustments	0.1
Current period settlements	(0.5)
Balance at June 30, 2014	$6.6

During the second quarter of 2014, the Company commenced a program to enter into time deposits with varying maturity dates ranging from one to six months, as well as call deposits for which the Company has the ability to redeem the invested amounts over a period of 31 to 95 days.  The Company has classified these investments within cash and cash equivalents or short-term investments within the condensed consolidated balance sheet based on the call and maturity dates.

Short-term investments are classified as available-for-sale and are reported at fair value, with unrealized gains (losses) excluded from earnings and reported, net of tax, in Accumulated Other Comprehensive Income. There were no unrealized gains (losses) recorded during the three months ended June 30, 2014. On a quarterly basis, the Company reviews its short-term investments to determine if there have been any events that could create an impairment.  None were noted for the three months ended June 30, 2014.

5.              Inventories

Inventories consisted of the following (in millions):

	June 30,	December 31,
	2014	2013
Raw materials	$200.4	$189.7
Work-in-process	200.8	196.5
Finished goods	158.2	155.3
Demonstration units	52.7	48.3
Inventories	$612.1	$589.8

Finished goods include in-transit systems that have been shipped to the Company’s customers, but not yet installed and accepted by the customer. As of June 30, 2014 and December 31, 2013, inventory-in-transit was $71.5 million and $81.9 million, respectively.

The Company reduces the carrying value of its demonstration inventories for differences between its cost and estimated net realizable value through a charge to cost of product revenue that is based on a number of factors, including the age of the unit, the physical condition of the unit and an assessment of technological obsolescence. Amounts recorded in cost of revenue related to the write-down of demonstration units to net realizable value were $7.6 million and $8.2 million for the three months ended June 30, 2014 and 2013, respectively, and $15.2 million and $16.0 million for the six months ended June 30, 2014 and 2013, respectively.

6.              Goodwill and Other Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for the six months ended June 30, 2014 (in millions):

Balance at December 31, 2013	$127.4
Current period adjustments	(0.1)
Foreign currency impact	(0.4)
Balance at June 30, 2014	$126.9

Goodwill is not amortized; instead, goodwill is tested for impairment on a reporting unit basis annually, or on an interim basis when events or changes in circumstances warrant. The Company did not identify any indicators of impairment during the three and six months ended June 30, 2014 that would warrant an interim test.

The following is a summary of intangible assets (in millions):

	June 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology and related patents	$156.5	$(75.8)	$80.7	$157.9	$(68.2)	$89.7
Customer relationships	19.1	(9.9)	9.2	18.0	(7.8)	10.2
Trade names	0.2	(0.2)	—	0.2	(0.2)	—
Intangible assets subject to amortization	175.8	(85.9)	89.9	176.1	(76.2)	99.9
In-process research and development	5.7	—	5.7	5.7	—	5.7
Intangible assets	$181.5	$(85.9)	$95.6	$181.8	$(76.2)	$105.6

For the three months ended June 30, 2014 and 2013, the Company recorded amortization expense of $4.8 million and $5.1 million, respectively, related to intangible assets subject to amortization.  For the six months ended June 30, 2014 and 2013, the Company recorded amortization expense of $10.0 million and $10.2 million, respectively, related to intangible assets subject to amortization.

7.              Debt

The Company’s debt obligations as of June 30, 2014 and December 31, 2013 consisted of the following (in millions):

	June 30,	December 31,
	2014	2013
US Dollar revolving loan under the Amended Credit Agreement	$112.5	$112.5
US Dollar notes under the Note Purchase Agreement	240.0	240.0
Capital lease obligations and other loans	3.2	2.5
Total debt	355.7	355.0
Current portion of long-term debt	(0.8)	(0.7)
Total long-term debt, less current portion	$354.9	$354.3

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

Borrowings under the Amended Credit Agreement are secured by guarantees from certain material subsidiaries, as defined in the Amended Credit Agreement, and Bruker Energy & Supercon Technologies, Inc. The Amended Credit Agreement also requires the Company to maintain certain financial ratios related to maximum leverage and minimum interest coverage. Specifically, the Company’s leverage ratio cannot exceed 3.0 and the Company’s interest coverage ratio cannot be less than

3.0. As of June 30, 2014, the Company was in compliance with the covenants of the Amended Credit Agreement. In addition to the financial ratios, the Amended Credit Agreement restricts, among other things, the Company’s ability to do the following: make certain payments; incur additional debt; incur certain liens; make certain investments, including derivative agreements; merge, consolidate, sell or transfer all or substantially all of its assets; and enter into certain transactions with affiliates. Failure to comply with any of these restrictions or covenants may result in an event of default under the Amended Credit Agreement, which could permit acceleration of the debt and require the Company to prepay the debt before its scheduled due date.

The following is a summary of the maximum commitments and net amounts available to the Company under revolving loans and lines of credit as of June 30, 2014 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
Amended Credit Agreement	1.3%	$250.0	$112.5	$7.4	$130.1
Other revolving loans	—	292.3	—	148.1	144.2
Total revolving loans		$542.3	$112.5	$155.5	$274.3

Other revolving lines of credit are with various financial institutions located primarily in Germany and Switzerland. The Company’s other revolving lines of credit, both secured and unsecured, are typically due upon demand with interest payable monthly.

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

As of June 30, 2014, the Company was in compliance with the covenants of the Note Purchase Agreement.

8.             Derivative Instruments and Hedging Activities

Interest Rate Risks

The Company’s exposure to interest rate risk relates primarily to outstanding variable rate debt and adverse movements in the related short-term market rates. The most significant component of the Company’s interest rate risk relates to amounts outstanding under the Amended Credit Agreement, which totaled $112.5 million at June 30, 2014. The Company currently has a higher level of fixed rate debt, which limits the exposure to adverse movements in interest rates.

Foreign Exchange Rate Risk Management

The Company generates a substantial portion of its revenues and expenses in international markets, principally Germany and other countries in the European Union, Switzerland and Japan, which subjects its operations to the exposure of exchange rate fluctuations. The impact of currency exchange rate movement can be positive or negative in any period. The Company periodically enters into foreign currency contracts in order to minimize the volatility that fluctuations in exchange rates have on its monetary transactions. Under these arrangements, the Company typically agrees to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates with maturities of less than twelve months. These transactions do not qualify for hedge accounting and, accordingly, the instrument is recorded at fair value with the corresponding gains and losses recorded in the consolidated statements of income and comprehensive income. The Company had the following notional amounts outstanding under foreign currency contracts as of June 30, 2014 and December 31, 2013 (in millions):

Buy	Notional Amount in Buy Currency	Sell	Maturity	Notional Amount in U.S. Dollars	Fair Value of Assets	Fair Value of Liabilities
June 30, 2014:
Euro	34.8	U.S. Dollars	July 2014 to August 2014	$48.1	$—	$0.4
Yen	9.6	Euro	October 2014	0.1	—	—
Swiss Francs	43.7	U.S. Dollars	July 2014	49.8	—	0.5
U.S. Dollars	0.1	Euro	September 2014	0.1	—	—
				$98.1	$—	$0.9

December 31, 2013:
Euro	40.4	U.S. Dollars	January 2014 to March 2014	$54.5	$1.1	$—
Swiss Francs	37.9	U.S. Dollars	January 2014	41.4	1.2	—
				$95.9	$2.3	$—

In addition, the Company periodically enters into purchase and sales contracts denominated in currencies other than the functional currency of the parties to the transaction. The Company accounts for these transactions separately valuing the “embedded derivative” component of these contracts. The contracts denominated in currencies other than the functional currency of the transacting parties amounted to $11.8 million for the delivery of products and $11.6 million for the purchase of products at June 30, 2014 and $21.7 million for the delivery of products and $9.5 million for the purchase of products at December 31, 2013. The changes in the fair value of these embedded derivatives are recorded as foreign currency exchange gains/losses in interest and other income (expense), net in the condensed consolidated statements of income and comprehensive income.

Commodity Price Risk Management

The Company has an arrangement with a customer under which it has a firm commitment to deliver copper based superconductors at a fixed price. In order to minimize the volatility that fluctuations in the price of copper have on the Company’s sales of these superconductors, the Company enters into commodity hedge contracts. At June 30, 2014 and December 31, 2013, the Company had fixed price commodity contracts with notional amounts aggregating $4.5 million and $3.4 million, respectively. The changes in the fair value of these commodity contracts are recorded in interest and other income (expense), net in the condensed consolidated statements of income and comprehensive income.

The fair value of the derivative instruments described above is recorded in the consolidated balance sheets for the periods as follows (in millions):

		June 30,	December 31,
	Balance Sheet Location	2014	2013
Derivative assets:
Foreign exchange contracts	Other current assets	$—	$2.3
Embedded derivatives in purchase and delivery contracts	Other current assets	0.1	0.2
Fixed price commodity contracts	Other current assets	0.1	0.1
Derivative liabilities:
Foreign exchange contracts	Other current liabilities	0.9	—
Embedded derivatives in purchase and delivery contracts	Other current liabilities	0.3	0.4

The impact on net income of unrealized gains and losses resulting from changes in the fair value of derivative instruments not designated as hedging instruments are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Foreign exchange contracts	$(2.6)	$2.5	$(3.2)	$(2.8)
Embedded derivatives	—	(0.5)	—	0.2
Fixed price commodity contracts	0.2	(0.2)	—	(0.2)
Income (expense), net	$(2.4)	$1.8	$(3.2)	$(2.8)

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

The income tax provision for the three months ended June 30, 2014 and 2013 was $16.3 million and $12.4 million, respectively, representing effective tax rates of 49.2% and 34.7%, respectively.  The income tax provision for the six months ended June 30, 2014 and 2013 was $22.0 million and $15.0 million respectively, representing effective tax rates of 45.1% and 34.1%, respectively.  The Company’s effective tax rate for the three and six months ended June 30, 2014 differed from the statutory rate primarily due to unbenefited domestic losses. The Company’s effective tax rate may change over time as the amount or mix of income and taxes changes amongst the jurisdictions in which the Company is subject to tax.

As of June 30, 2014 and December 31, 2013, the Company has unrecognized tax benefits, excluding penalties and interest, of approximately $33.3 million and $32.7 million, respectively, of which $14.0 million and $14.1 million, if recognized, would result in a reduction of the Company’s effective tax rate. The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes. As of June 30, 2014 and December 31, 2013, approximately $4.0 million and $3.8 million, respectively, of accrued interest and penalties related to uncertain tax positions was included in other long-term liabilities on the unaudited condensed consolidated balance sheets. No penalties and interest related to unrecognized tax benefits were recorded in the provision for income taxes during the three and six months ended June 30, 2014. Penalties and interest related to unrecognized tax benefits of $0.4 million and $0.7 million were recorded during the three and six months ended June 30, 2013, respectively.

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

10.       Commitments and Contingencies

Legal

Lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. The Company believes the outcome of these proceedings, individually and in the aggregate, will not have a material impact on the Company’s financial position or results of operations. As of June 30, 2014 and December 31, 2013, accruals recorded for such potential contingencies were immaterial to the condensed consolidated financial statements.

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

Also as previously reported, the investigation found evidence indicating that payments were made that improperly benefited employees or agents of government-owned enterprises in China and Hong Kong. The investigation also found evidence that certain employees of Bruker Optics in China and Hong Kong failed to comply with the Company’s policies and standards of conduct. As a result, the Company took personnel actions, including the termination of certain individuals. The Company also terminated its business relationships with certain third party agents, implemented an enhanced FCPA compliance program, and strengthened the financial controls and oversight at its subsidiaries operating in China and Hong Kong. During 2011, the Company also initiated a review of the China operations of its other subsidiaries, with the assistance of an independent audit firm. On the basis of this review, the Company identified additional employees in Bruker subsidiaries operating in China who failed to comply with the Company’s policies and standards of conduct, and took additional personnel actions at certain of its subsidiaries.

In August 2011, the Company voluntarily contacted the United States Securities and Exchange Commission (“SEC”) and the United States Department of Justice (“DOJ”) to advise both agencies of the internal investigation by the Audit Committee regarding the China operations of the Company’s Bruker Optics subsidiary.  In October 2011, the Company reported the existence of the internal investigation to the Hong Kong Joint Financial Intelligence Unit and Independent Commission Against Corruption (“ICAC”).  The Company has cooperated with the United States federal agencies and Hong Kong government authorities with respect to their inquiries and has provided documents and/or made witnesses available in response to requests from the governmental authorities reviewing this matter.  The Company has been advised that the Hong Kong ICAC has completed its review and does not plan to take any action against the Company.  The Company is continuing to cooperate with the SEC and DOJ in connection with their inquiries into the Company’s operations in China.  At this time the Company cannot reasonably assess the timing or outcome of these matters or their effect, if any, on the Company’s business.

The FCPA and related statutes and regulations provide for potential monetary penalties as well as criminal and civil sanctions in connection with FCPA violations. It is possible that monetary penalties and other sanctions could be assessed by the U.S. Federal government in connection with these matters. Additionally, to the extent any payments are determined to be illegal by local government authorities, civil or criminal penalties may be assessed by such authorities and the Company’s ability to conduct business in that jurisdiction may be negatively impacted. At this time, the Company cannot predict the extent to which the SEC, DOJ or any other governmental authorities will pursue administrative, civil injunctive or criminal proceedings, the imposition of fines or penalties or other remedies or sanctions.

Given the current status of the inquiries from these agencies, the Company cannot reasonably estimate the possible loss or range of possible loss that may result from any proceedings that may be commenced by the SEC, the DOJ, or any other governmental authorities. Accordingly, no provision with respect to such matters has been recorded in the accompanying consolidated financial statements. Any adverse findings or other negative outcomes from any such proceedings could have a material impact on the Company’s consolidated financial statements in future periods.

Letters of Credit and Guarantees

At June 30, 2014 and December 31, 2013, the Company had bank guarantees of $155.5 million and $171.2 million, respectively, for its customer advances. These arrangements guarantee the refund of advance payments received from customers in the event that the merchandise is not delivered or warranty obligations are not fulfilled in compliance with the terms of the contract. These guarantees affect the availability of the Company’s lines of credit.

11.       Accumulated Other Comprehensive Income

Comprehensive income refers to revenues, expenses, gains and losses that under U.S. GAAP are included in other comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to shareholders’ equity, net of tax. The Company’s other comprehensive income is composed primarily of foreign currency translation adjustments and changes in the funded status of defined benefit pension plans. The following is a summary of comprehensive income (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Consolidated net income	$16.8	$23.3	$26.8	$29.0
Foreign currency translation adjustments	(3.5)	4.3	(0.6)	(25.3)
Pension liability adjustments	—	0.7	(0.1)	1.7
Other	—	—	0.3	—
Net comprehensive income	13.3	28.3	26.4	5.4
Less: Comprehensive income attributable to noncontrolling interests	0.5	0.4	2.1	0.7
Comprehensive income attributable to Bruker Corporation	$12.8	$27.9	$24.3	$4.7

The following is a summary of the components of accumulated other comprehensive income (loss), net of tax, at June 30, 2014 (in millions):

	Foreign Currency Translation	Pension Liability Adjustment	Accumulated Other Comprehensive Income
Balance at December 31, 2013	$197.6	$(15.2)	$182.4
Other comprehensive income (loss) before reclassifications	(0.6)	(0.1)	(0.7)
Balance at June 30, 2014	$197.0	$(15.3)	$181.7

12.       Noncontrolling Interests

Noncontrolling interests represent the minority shareholders’ proportionate share of the Company’s majority owned subsidiaries. The following table sets forth the changes in noncontrolling interests (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Balance at beginning of period	$5.7	$3.4	$4.1	$3.1
Net income	0.4	0.4	1.7	0.7
Cash payments to noncontrolling interests	(1.1)	—	(1.1)	—
Other	0.1	—	0.4	—
Balance at end of period	$5.1	$3.8	$5.1	$3.8

13.       Other Charges, net

The components of other charges, net were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Professional fees incurred in connection with internal investigation	$0.6	$2.4	$2.8	$4.6
Factory relocation costs	—	0.2	—	0.5
Acquisition-related charges	0.3	0.1	0.9	0.5
Information technology transformation costs	0.7	—	1.3	—
Restructuring charges	4.0	1.8	4.2	5.0
Other charges, net	$5.6	$4.5	$9.2	$10.6

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

The Company recorded restructuring charges during the three and six months ended June 30, 2014 of $10.7 million and $13.1 million, respectively, related to these initiatives, all within BSI.  For the three months ended June 30, 2014, the charges consisted of $5.8 million of severance costs, $2.9 million of exit related costs, such as professional service and facility exit charges, and $2.0 million of inventory provisions for excess inventory. For the six months ended June 30, 2014, the charges consisted of $7.2 million of severance costs and $3.9 million of exit related costs and $2.0 million of inventory provisions for excess inventory. During the three and six months ended June 30, 2014, the Company has recorded restructuring charges of $6.7 million and $8.9 million, respectively, as a component of Cost of Revenue and $4.0 million and $4.2 million, respectively, as a component of Other Charges, net in the condensed consolidated statement of income and comprehensive income. Please see Note 17 — Subsequent Events, for discussion of actions announced subsequent to June 30, 2014 related to the Company’s CAM division within the Bruker CALID Group.

The following table sets forth the changes in the restructuring reserves for the six months ended June 30, 2014 (in millions):

	Total	Severance	Exit Costs	Provisions for Excess Inventory
Balance at December 31, 2013	$11.5	$8.4	$1.1	$2.0
Restructuring charges	13.1	7.2	3.9	2.0
Cash payments	(10.5)	(7.3)	(3.1)	(0.1)
Non-cash adjustments	(2.0)	(1.4)	(0.4)	(0.2)
Balance at June 30, 2014	$12.1	$6.9	$1.5	$3.7

14.       Interest and Other Income (Expense), Net

The components of interest and other income (expense), net, were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest expense, net	$(3.1)	$(3.1)	$(6.1)	$(6.2)
Exchange gains (losses) on foreign currency transactions	—	(4.7)	(1.6)	(5.1)
Gain on disposal of product line	—	—	0.3	0.9
Other	0.8	—	0.2	(1.3)
Interest and other income (expense), net	$(2.3)	$(7.8)	$(7.2)	$(11.7)

15.       Business Segment Information

The Company has two reporting segments, BSI and BEST, as discussed in Footnote 1 to the condensed consolidated financial statements.

Revenue and operating income by reporting segment are presented below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
BSI	$421.5	$421.6	$815.4	$787.9
BEST	41.4	37.1	76.2	68.3
Eliminations (a)	(5.5)	(3.8)	(10.5)	(7.9)
Total revenue	$457.4	$454.9	$881.1	$848.3

Operating Income (Loss):
BSI	$31.2	$39.6	$47.7	$50.2
BEST	4.4	6.6	7.2	7.5
Corporate, eliminations and other (b)	(0.2)	(2.7)	1.1	(2.0)
Total operating income	$35.4	$43.5	$56.0	$55.7

(a)         Represents product and service revenue between reportable segments.

(b)         Represents corporate costs and eliminations not allocated to the reportable segments.

Total assets by reporting segment are as follows (in millions):

	June 30,	December 31,
	2014	2013
Assets:
BSI	$1,946.0	$1,925.3
BEST	138.6	146.5
Eliminations and other (a)	(80.7)	(83.5)
Total assets	$2,003.9	$1,988.3

(a) Assets not allocated to the reportable segments and eliminations of intercompany transactions.

16.       Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements under ASC Topic 605. The new guidance was the result of a joint project between the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop common revenue standards for GAAP and International Financial Reporting Standards. The core principle of the new guidance is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 is effective prospectively for annual periods beginning after December 15, 2016, and interim periods within those years. Early application is not permitted. The Company is currently assessing the impact of adoption of the new guidance may have on its condensed consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, an amendment to ASC Topic 205.  Under the amendment, a disposal of a component of an entity or a group of components of an entity are required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results.  The amendment also requires additional disclosures about discontinued operations as well as individually significant components of an entity that do not qualify for discontinued operations presentation in the financial statements. ASU No. 2014-08 is effective on a prospective basis for fiscal years beginning after December 15, 2014 and interim periods within annual periods beginning on or after December 15, 2015, with early adoption permitted.  The Company adopted this amendment in the second quarter of 2014. Disclosure has been included in Note 17 — Subsequent Events, related to the Company’s decision to divest certain assets and implement a restructuring program in the Chemical & Applied Markets (CAM) division.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes, an amendment to ASC Topic 740 related to the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. Under this amendment, an unrecognized tax benefit is to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss, or a tax credit carryforward exists and certain criteria are met. ASU No. 2013-11 is effective for fiscal years beginning after December 15, 2013.  The Company adopted this amendment in the first quarter of 2014.  The adoption did not have a material impact on its condensed consolidated financial statements for the three or six months ended June 30, 2014.

17.       Subsequent Events

On July 18, 2014, the Company’s Board of Directors approved a plan (the “Plan”) to divest certain assets and implement a restructuring program in the CAM division within the Bruker CALID Group. The CAM division generated approximately $100 million in revenue for the year ended December 31, 2013. The Plan was developed as a result of management’s conclusion that the CAM business would be unable to achieve acceptable financial performance in the next two years.  These divestment and restructuring actions are expected to result in a reduction of CAM’s employee headcount by approximately 200 to 250 people and are expected to lead to CAM-related restructuring and other one-time charges of between $35 and $40 million, of which $10 to $13 million are expected to result in future cash charges for employee separation and facility exit costs, and $25 to $27 million are estimated for inventory write-downs and asset impairments.  The restructuring charges are expected to be incurred in the second half of 2014 and the first half of 2015.

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

Statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which express that we “believe,” “anticipate,” “plan,” “expect,” “seek,” “estimate,” or “should,” as well as other statements, which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from those set forth in forward-looking statements. Certain factors that might cause such a difference are discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Although our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), we believe describing income and expenses, excluding the effect of foreign exchange and our recent acquisitions and divestitures, as well as certain other charges, net, provides meaningful supplemental information regarding our performance. We believe that this supplemental information is useful in assessing our operating performance and trends as the excluded items are not indicative of our core business operating results. These non-GAAP financial measures are not in accordance with, nor are they a substitute for, the comparable GAAP financial measures and are intended to supplement our financial results that are prepared in accordance with GAAP. We also use these non-GAAP financial measures for financial and operational decision making, including part of our compensation to employees, and as a means to help evaluate period-to-period comparisons.

BUSINESS AND FINANCIAL OVERVIEW

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

For financial reporting purposes, we aggregate Bruker BioSpin, Bruker CALID and Bruker MAT operating segments into the Bruker Scientific Instruments (BSI) reporting segment, which represented approximately 93% of the Company’s revenues during the six months ended June 30, 2014. This aggregation reflects these operating segments’ similar economic characteristics, production processes, customer services provided, types and classes of customers, methods of distribution and regulatory environments. Our BEST division is our other reporting segment and represents the remainder of our revenues.

Our diverse customer base includes life science, pharmaceutical, biotechnology and molecular diagnostic research companies, academic institutions, advanced materials and semiconductor industries and government agencies.

For the three months ended June 30, 2014, our revenue increased by $2.5 million, or 0.5%, to $457.4 million, compared to $454.9 million for the comparable period in 2013. For the six months ended June 30, 2014, our revenue increased by $32.8 million, or 3.9%, to $881.1 million, compared to $848.3 million for the comparable period in 2013.

The mix of products sold during the first six months of 2014 reflects significant variability in demand, both geographically and by end market for our products. In particular, there was increased revenue from customers in the research, applied and clinical markets, especially in Europe and Asia, partially offset by lower revenue in the semiconductor and microelectronics markets, particularly in Asia. We are uncertain whether the recent market conditions will continue or how our revenue derived from those market segments may be affected.

We can also experience quarter-to-quarter fluctuations in our operating results due to factors outside our control, such as:

•                  acceptance of infrequent, but high volume system solutions, such as the Bruker BioSpin Group’s ultra high-field magnets, the Bruker CALID Group’s fourier transform mass spectrometry systems (FTMS) and the Bruker MAT Group’s atomic force microscopy systems, as well as recognition of a pilot line with a customer in the BEST segment;

•                  the timing of governmental stimulus programs and academic resource budgets;

•                  the time it takes for customers to construct or prepare their facilities for our products;

•                  the time required to obtain governmental licenses;

•                  semiconductor production demand; and

•                  market demand for our breakthrough products.

These factors have in the past affected the timing of recognizing revenue associated with our products and will continue to do so in the future. Accordingly, our operating results in any particular quarter may not necessarily be an indication of any future quarter’s operating performance. We are also uncertain to what extent our operations may be impacted by the recent geopolitical instability in Russia. For the six months ended June 30, 2014, sales to customers in Russia represented approximately 1% of our revenue, consistent with the percentage in 2013 on an annual basis.

Gross profit for the three months ended June 30, 2014 was $200.5 million, or 43.8% of revenue, compared to $201.6 million, or 44.3% of revenue, for the three months ended June 30, 2013. Gross profit for the six months ended June 30, 2014 was $380.2 million, or 43.2% of revenue, compared to $376.1 million, or 44.3% of revenue, for the six months ended June 30, 2013. Included in gross profit were various charges for amortization of acquisition-related intangible assets and other acquisition-related costs, and restructuring costs totaling $11.3 million and $4.9 million for the three months ended June 30, 2014 and 2013, respectively, and $18.8 million and $9.9 million for the six months ended June 30, 2014 and 2013, respectively. Excluding these charges, our gross profit margin for the three months ended June 30, 2014 and 2013 was 46.3% and 45.4%, respectively, and for the six months ended June 30, 2014 and 2013 was 45.3% and 45.5%, respectively.

Selling, general and administrative expenses and research and development expenses increased to $159.5 million, or 34.9% of revenue, in the three months ended June 30, 2014 from $153.6 million, or 33.8% of revenue, for the three months ended June 30, 2013. Selling, general and administrative expenses and research and development expenses increased to $315.0 million, or 35.8% of revenue, in the six months ended June 30, 2014 from $309.8 million, or 36.5% of revenue, for the six months ended June 30, 2013.

Other charges, net were $5.6 million for the three months ended June 30, 2014, compared to $4.5 million for the three months ended June 30, 2013. Other charges, net were $9.2 million for the six months ended June 30, 2014, compared to $10.6 million for the six months ended June 30, 2013.

Income from operations for the three months ended June 30, 2014 was $35.4 million, resulting in an operating margin of 7.7%, compared to income from operations of $43.5 million, resulting in an operating margin of 9.6%, for the comparable period in 2013. Income from operations for the six months ended June 30, 2014 was $56.0 million, resulting in an operating margin of 6.4%, compared to income from operations of $55.7 million, resulting in an operating margin of 6.6%, for the comparable period in 2013. Income from operations included $17.3 million and $9.8 million for the three months ended June 30, 2014 and 2013, respectively, and $28.8 million and $21.2 million for the six months ended June 30, 2014 and 2013, respectively, of various charges for amortization of acquisition-related intangible assets and other acquisition-related costs, legal and other professional service fees related to our internal investigation and review of our operations in China, restructuring and relocation costs, and costs associated with a global information technology (IT) transformation initiative. Excluding these charges, operating margins were 11.5% and 11.7% for the three months ended June 30, 2014 and 2013, respectively, and 9.6% and 9.1% for the six months ended June 30, 2014 and 2013, respectively.

Restructuring costs of $13.1 million and $5.0 million were incurred during the six months ended June 30, 2014 and 2013, respectively, related to closing facilities and implementing outsourcing and other restructuring initiatives. Additionally in July 2014, our Board of Directors approved a plan (the “Plan”) to divest certain assets and implement a restructuring program in the CAM division within the Bruker CALID Group. The CAM division generated approximately $100 million in revenue for the year ended December 31, 2013. The Plan was developed as a result of management’s conclusion that the CAM business would be unable to achieve acceptable financial performance in the next two years.  These divestment and restructuring actions are currently expected to result in a reduction of CAM’s employee headcount by approximately 200 to 250 people and are currently expected to lead to CAM-related restructuring and other one-time charges of between $35 and $40 million, of which $10 to $13 million are expected to result in future cash charges for employee separation and facility exit costs, and $25 to $27 million are estimated for inventory write-downs and asset impairments.  The restructuring charges are expected to be incurred in the second half of 2014 and the first half of 2015.  Proceeds from potential divestitures, if any, cannot be estimated at this time.  Including those expected to be incurred as part of the Plan, for the full year of 2014 we expect to incur approximately $50 million of expenses related to various outsourcing initiatives and other restructuring activities that have been implemented or are expected to be implemented later in 2014.

Our net income attributable to the shareholders of Bruker Corporation for the three months ended June 30, 2014 was $16.4 million, or $0.10 per diluted share, compared to $22.9 million, or $0.14 per diluted share, for the comparable period in 2013. Our net income attributable to the shareholders of Bruker Corporation for the six months ended June 30, 2014 was $25.1 million, or $0.15 per diluted share, compared to $28.3 million, or $0.17 per diluted share, for the comparable period in 2013.

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

We believe the following critical accounting policies to be both those most important to the portrayal of our financial position and results of operations and those that require the most subjective judgment:

•                  Revenue recognition;

•                  Accounting for income taxes;

•                  Valuation of inventory; and

•                  Goodwill, other intangible assets and other long-lived assets.

For a further discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2013.  There were no significant changes to our critical accounting policies for the six months ended June 30, 2014.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2014 compared to the Three Months Ended June 30, 2013

Consolidated Results

The following table presents our results for the three months ended June 30, 2014 and 2013 (dollars in millions, except per share data):

	Three Months Ended June 30,
	2014	2013
Product revenue	$398.9	$395.6
Service revenue	57.7	52.7
Other revenue	0.8	6.6
Total revenue	457.4	454.9

Cost of product revenue	217.2	217.0
Cost of service revenue	39.7	36.3
Total cost of revenue	256.9	253.3
Gross profit	200.5	201.6

Operating expenses:
Selling, general and administrative	115.0	107.1
Research and development	44.5	46.5
Other charges	5.6	4.5
Total operating expenses	165.1	158.1
Operating income	35.4	43.5

Interest and other income (expense), net	(2.3)	(7.8)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	33.1	35.7
Income tax provision	16.3	12.4
Consolidated net income	16.8	23.3
Net income attributable to noncontrolling interest in consolidated subsidiaries	0.4	0.4
Net income attributable to Bruker Corporation	$16.4	$22.9

Net income per common share attributable to Bruker Corporation shareholders:
Basic and diluted	$0.10	$0.14

Weighted average common shares outstanding:
Basic	167.6	166.8
Diluted	169.5	168.4

Revenue

For the three months ended June 30, 2014, our revenue increased by $2.5 million, or 0.5%, to $457.4 million, compared to $454.9 million for the comparable period in 2013. Within BSI, there was an increase in revenue in the Bruker BioSpin Group, driven by higher sales within the Magnetic Resonance division, which included recognition of a 21 Tesla high-field magnet, and in the Pre-Clinical Imaging division, due to sales of molecular imaging products.  The Bruker CALID Group had a decrease in revenue across most of its divisions, particularly the CAM division, partially offset by increases in sales of FTMS and MALDI Biotyper products by the LSC division. Revenue within the Bruker MAT Group was consistent compared to the prior year, resulting from an increase in sales of Stylus and Optical Metrology products, as well as the recently acquired line of fluorescence microscopy products. These increases were offset by a decrease in sales of X-ray products and lower revenue in the semiconductor and microelectronics markets, particularly in Asia. Revenue in the BEST segment increased due to higher sales of cavity devices and low temperature superconducting wire. BEST revenue during the three months ended June 30, 2013 benefited from $5.7 million of license revenue recognized on the sale of technology.

Included in revenue was an increase of approximately $10.3 million from the impact of changes in foreign exchange rates, primarily due to a weakening of the U.S. Dollar versus the Euro, and an increase of approximately $2.1 million attributable to a recent acquisition. Excluding the effect of changes in foreign exchange rates and our recent acquisition, revenue decreased by $9.9 million, or 2.2%.

Cost of Revenue

Our cost of revenue for the three months ended June 30, 2014 was $256.9 million, resulting in a gross profit margin of 43.8%, compared to cost of revenue of $253.3 million, resulting in a gross profit margin of 44.3%, for the comparable period in 2013. Gross profit included $11.3 million and $4.9 million for the three months ended June 30, 2014 and 2013, respectively, of various charges for amortization of acquisition-related intangible assets and other acquisition-related costs, and restructuring costs. Excluding these charges, our gross profit margin for the three months ended June 30, 2014 and 2013 was 46.3% and 45.4%, respectively. The higher gross profit margin on an adjusted basis was mainly attributable to the mix of products sold, including a 21 Tesla high-field magnet that benefited from favorable gross margins. Gross margin for the three months ended June 30, 2013 benefited from license revenue for the sale of technology in the BEST segment that had no cost of revenue.

Selling, General and Administrative

Our selling, general and administrative expenses for the three months ended June 30, 2014 increased to $115.0 million, or 25.1% of total revenue, from $107.1 million, or 23.5% of total revenue, for the comparable period in 2013. The increase in selling, general and administrative expenses was primarily attributable to: increased sales and marketing spending, particularly in our LSC division for our MALDI Biotyper product and for industry trade expositions; general and administrative spending related to certain investments, including financial reporting improvements, communication technology improvements and strategic advisory services; higher allowance for doubtful accounts associated with certain distributor arrangements in Asia; and expenses relating to a recent acquisition. In addition, there was a negative effect due to changes in foreign exchange rates.

Research and Development

Our research and development expenses for the three months ended June 30, 2014 decreased to $44.5 million, or 9.7% of total revenue, from $46.5 million, or 10.2% of total revenue, for the comparable period in 2013. The decrease in research and development expenses was attributable to our efforts to improve the efficiency and effectiveness of our product development process, partially offset by the negative effect of changes in foreign exchange rates.

Other Charges, Net

Other charges, net were $5.6 million and $4.5 million for the three months June 30, 2014 and 2013, respectively.

The charges recorded for the three months ended June 30, 2014 relate to the BSI segment.  The charges consisted of $0.6 million of legal and other professional service fees associated with our internal investigation and review of our operations in China, $0.3 million of acquisition-related costs, $4.0 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives and $0.7 million of costs associated with the initial stages of a global IT transformation initiative.  The IT transformation initiative is a multi-year project aimed at updating and integrating our global ERP and HR information systems.  We expect to incur approximately $5 million of expense related to the IT transformation initiative during the remainder of 2014.

The charges recorded for the three months ended June 30, 2013 relate mainly to the BSI segment.  The charges consisted of $1.8 million of restructuring costs related to closing facilities and implementing outsourcing initiatives over various divisions, $0.1 million of acquisition-related costs, $2.4 million of legal and other professional service fees associated with our internal investigation and review of our operations in China and $0.2 million of costs related to factory relocations that were occurring within the BEST segment.

Interest and Other Income (Expense), Net

Interest and other income (expense), net during the three months ended June 30, 2014 was an expense of $2.3 million, versus an expense of $7.8 million for the comparable period of 2013.

During the three months ended June 30, 2014, the major component within interest and other income (expense), net was net interest expense of $3.1 million.  During the three months ended June 30, 2013, the major components within interest and other income (expense), net were realized and unrealized losses on foreign currency denominated transactions of $4.7 million and net interest expense of $3.1 million.  The realized and unrealized losses on foreign currency denominated transactions during the three months ended June 30, 2013 were driven by the strengthening of the U.S. Dollar and Euro versus a number of currencies in which we operate, including the Australian Dollar and the Brazilian Real.

Income Tax Provision

The 2014 and 2013 effective tax rates were calculated using our projected annual pre-tax income or loss. The effects of tax credits, the expected level of other tax benefits and the impact of changes to the valuation allowance, as well as changes in the mix of our pre-tax income and losses among jurisdictions with varying statutory tax rates and credits, were also considered in the calculation.

The income tax provision for the three months ended June 30, 2014 was $16.3 million compared to $12.4 million for the three months ended June 30, 2013, representing effective tax rates of 49.2% and 34.7%, respectively. The increase in our effective tax rate was primarily due to expected unbenefited losses associated with the planned actions at our CAM division.  That impact was offset slightly by changes in the expected mix of earnings among tax jurisdictions.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the three months ended June 30, 2014 and 2013 was $0.4 million. The net income attributable to noncontrolling interests represented the minority shareholders’ proportionate share of the net income recorded by our majority-owned indirect subsidiaries.

Net Income Attributable to Bruker Corporation

Our net income for the three months ended June 30, 2014 was $16.4 million, or $0.10 per diluted share, compared to $22.9 million, or $0.14 per diluted share, for the comparable period in 2013. The decrease was driven by a combination of higher operating expenses and a higher effective income tax rate.

Segment Results

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment (dollars in millions):

	Three Months Ended June 30,			Percentage
	2014	2013	Dollar Change	Change
BSI	$421.5	$421.6	$(0.1)	—%
BEST	41.4	37.1	4.3	11.6%
Eliminations (a)	(5.5)	(3.8)	(1.7)
	$457.4	$454.9	$2.5	0.5%

(a) Represents product and service revenue between reportable segments.

BSI Segment Revenues

For the three months ended June 30, 2014, BSI segment revenue was $421.5 million, compared to $421.6 million for the comparable period in 2013.

The Bruker BioSpin Group experienced an increase in revenue, driven by higher sales within the Magnetic Resonance division, which included recognition of a 21 Tesla high-field magnet, and in the Pre-Clinical Imaging division, due to sales of molecular imaging products. The Bruker CALID Group had a decrease in revenue across most of its divisions, particularly within the CAM division, partially offset by increases in sales of FTMS and MALDI Biotyper products by the LSC division. Revenue within the Bruker MAT Group was consistent compared to the prior year, resulting from an increase in sales of Stylus and Optical Metrology products, as well as the recently acquired line of fluorescence microscopy products. These increases were offset by a decrease in sales of X-ray products and lower revenue in the semiconductor and microelectronics markets, particularly in Asia.

Included in revenue was an increase of approximately $8.5 million from the impact of changes in foreign exchange rates,

primarily due to the weakening of the U.S. Dollar versus the Euro, and an increase of approximately $2.1 million attributable to a recent acquisition. Excluding the effect of changes in foreign exchange rates and our recent acquisition, revenue decreased by $10.7 million, or 2.5%.

System revenue and aftermarket revenue as a percentage of total BSI segment revenue were as follows (dollars in millions):

	Three Months Ended June 30,
	2014		2013
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System revenue	$339.8	80.6%	$344.5	81.7%
Aftermarket revenue	81.7	19.4%	77.1	18.3%
Total revenue	$421.5	100.0%	$421.6	100.0%

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

BEST Segment Revenues

BEST segment revenue increased by $4.3 million, or 11.6%, to $41.4 million for the three months ended June 30, 2014, compared to $37.1 million for the comparable period in 2013. Included in this change in revenue was an increase of approximately $2.0 million from the impact of changes in foreign exchange rates, primarily due to the weakening of the U.S. Dollar versus the Euro. Excluding the effect of changes in foreign exchange rates, revenue increased by $2.3 million, or 6.3%. The increase in revenue was attributable to higher sales of cavity devices and low temperature superconducting wire. The three months ended June 30, 2013 benefited from license revenue recognized on the sale of technology during the three months ended June 30, 2013.

System and wire revenue and aftermarket revenue as a percentage of total BEST segment revenue were as follows (dollars in millions):

	Three Months Ended June 30,
	2014		2013
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System and wire revenue	$40.4	97.6%	$30.1	81.1%
Aftermarket revenue	1.0	2.4%	7.0	18.9%
Total revenue	$41.4	100.0%	$37.1	100.0%

System and wire revenue in the BEST segment includes low and high temperature superconducting wire and superconducting devices, including magnets, linear accelerators and radio frequency cavities. Aftermarket revenues in the BEST segment consist primarily of license revenue and sales of Cuponal™, a bimetallic, non-superconducting material we sell to the power and transport industries.

Gross Profit and Operating Expenses

For the three months ended June 30, 2014, gross profit margin in the BSI segment decreased to 45.5% from 45.7% for the comparable period in 2013. Lower gross profit margins resulted primarily from the impact of restructuring costs recorded during the three months ended June 30, 2014. This was partially offset by higher margins on the mix of products sold, including a 21 Tesla high-field magnet that benefited from higher gross margins. BEST segment gross margin decreased to 21.7% from 31.5% for the comparable period in 2013.  Lower gross profit margins resulted primarily from license revenue on the sale of technology during the three months ended June 30, 2013, which did not have any cost of revenue.

In the three months ended June 30, 2014, selling, general and administrative expenses and research and development expenses in the BSI segment increased to $155.0 million, or 36.8% or segment revenue, from $148.7 million, or 35.3% of segment revenue. The increase in selling, general and administrative expenses was primarily attributable to: increased sales and marketing spending, particularly in our LSC division from our MALDI Biotyper product and for industry trade expositions; general and administrative spending related to certain investments, including financial reporting improvements, communication technology improvements and strategic advisory services; higher allowance for doubtful accounts associated with certain distributor arrangements in Asia; and expenses relating to a recent acquisition. In addition, there was a negative effect due to changes in foreign exchange rates. These increases were partially offset by research and development expense reductions attributable to our efforts to improve the efficiency of our product development process. Selling, general and administrative expenses and research and development expenses in the BEST segment decreased to $4.5 million, or 10.9% of segment revenue, from $4.9 million, or 13.2% of segment revenue, for the comparable period in 2013. The decrease was attributable to the impact of productivity improvement actions.

Income from Operations

The following table presents income from operations and operating margins on revenue by reportable segment (dollars in millions):

	Three Months Ended June 30,
	2014		2013
	Operating Income (Loss)	Percentage of Segment Revenue	Operating Income (Loss)	Percentage of Segment Revenue
BSI	$31.2	7.4%	$39.6	9.4%
BEST	4.4	10.6%	6.6	17.8%
Corporate, eliminations and other (a)	(0.2)		(2.7)
Total operating income	$35.4	7.7%	$43.5	9.6%

(a) Represents corporate costs and eliminations not allocated to the reportable segments.

BSI income from operations for the three months ended June 30, 2014 was $31.2 million, resulting in an operating margin of 7.4%, compared to income from operations of $39.6 million, resulting in an operating margin of 9.4%, for the comparable period in 2013. Income from operations included $17.2 million and $9.5 million for the three months ended 2014 and 2013, respectively, of various charges for amortization of acquisition-related intangible assets and other acquisition-related costs, legal and other professional service fees related to our internal investigation and review of our operations in China, restructuring and relocation costs and costs associated with our global IT transformation initiative. Excluding these costs, income from operations in the BSI reporting segment would have been $48.3 million and $49.1 million, or an operating margin of 11.5% and 11.6%, for the three months ended June 30, 2014 and 2013, respectively. Income from operations, on an adjusted basis, was consistent as a result of higher selling, general and administrative expenses and the negative effect of changes in foreign exchange rates, offset by increased gross margin levels and lower research and development expenses.

BEST income from operations for the three months ended June 30, 2014 was $4.4 million, resulting in an operating margin of 10.6%, compared to $6.6 million, resulting in an operating margin of 17.8%, for the comparable period in 2013. The decrease in operating margin was primarily the result of the recognition of license revenue on the sale of technology during the three months ended June 30, 2013, which did not have any cost of revenue.

Six Months Ended June 30, 2014 compared to the Six Months Ended June 30, 2013

Consolidated Results

The following table presents our results for the six months ended June 30, 2014 and 2013 (dollars in millions, except per share data):

	Six Months Ended June 30,
	2014	2013
Product revenue	$765.0	$734.9
Service revenue	114.7	106.2
Other revenue	1.4	7.2
Total revenue	881.1	848.3

Cost of product revenue	424.3	402.3
Cost of service revenue	76.6	69.9
Total cost of revenue	500.9	472.2
Gross profit	380.2	376.1

Operating expenses:
Selling, general and administrative	224.5	213.9
Research and development	90.5	95.9
Other charges	9.2	10.6
Total operating expenses	324.2	320.4
Operating income	56.0	55.7

Interest and other income (expense), net	(7.2)	(11.7)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	48.8	44.0
Income tax provision	22.0	15.0
Consolidated net income	26.8	29.0
Net income attributable to noncontrolling interest in consolidated subsidiaries	1.7	0.7
Net income attributable to Bruker Corporation	$25.1	$28.3

Net income per common share attributable to
Bruker Corporation shareholders:
Basic and diluted	$0.15	$0.17

Weighted average common shares outstanding:
Basic	167.5	166.6
Diluted	169.4	168.2

Revenue

For the six months ended June 30, 2014, our revenue increased by $32.8 million, or 3.9%, to $881.1 million, compared to $848.3 million for the comparable period in 2013. Within BSI, there was an increase in revenue in the Bruker BioSpin Group, driven by higher sales within the Magnetic Resonance division, which included recognition of a 21 Tesla high-field magnet, and in the Pre-Clinical Imaging division across all of its product lines. The Bruker CALID Group also had an increase in revenue, attributable to increased sales of mass spectrometry products, including the MALDI Biotyper. Additionally, the Bruker Optics division experienced increases in revenue across its product lines due to recent product introductions. The Bruker MAT Group also had an increase in revenue, primarily resulting from the recently acquired line of fluorescence microscopy products, partially offset by lower revenue in the semiconductor and microelectronics markets, particularly in Asia.  Revenue in the BEST segment increased due to higher sales of cavity devices and low temperature superconducting wire. BEST revenue in 2013 benefited from license revenue recognized on the sale of technology.

Included in revenue was an increase of approximately $10.3 million from the impact of changes in foreign exchange rates, primarily due to a weakening of the U.S. Dollar versus the Euro, partially offset by the strengthening of the U.S. Dollar versus the Japanese Yen, and an increase of approximately $6.5 million attributable to a recent acquisition and divestiture. Excluding the effect of changes in foreign exchange rates and our recent acquisition and divestiture, revenue increased by $16.0 million, or 1.9%.

Cost of Revenue

Our cost of revenue for the six months ended June 30, 2014 was $500.9 million, resulting in a gross profit margin of 43.2%, compared to cost of revenue of $472.2 million, resulting in a gross profit margin of 44.3%, for the comparable period in 2013. Gross profit included $18.8 million and $9.9 million for the six months ended June 30, 2014 and 2013, respectively, of various charges for amortization of acquisition-related intangible assets and other acquisition-related costs, and restructuring costs. Excluding these charges, our gross profit margin for the six months ended June 30, 2014 and 2013 was 45.3% and 45.5%, respectively. The lower gross profit margin was mainly attributable to the negative effect of foreign exchange rates, including the impact of the strengthening of the U.S. Dollar versus the Japanese Yen, as Yen denominated revenues substantially exceeded our Yen denominated expenses, and the impact of recognizing license revenue in 2013 for the sale of technology in the BEST segment that had no cost of revenue.  These effects were partially offset by an increase due to changes in the mix of products sold, including a 21 Tesla high-field magnet that benefited from higher gross margins.

Selling, General and Administrative

Our selling, general and administrative expenses for the six months ended June 30, 2014 increased to $224.5 million, or 25.5% of total revenue, from $213.9 million, or 25.2% of total revenue, for the comparable period in 2013. The increase in selling, general and administrative expenses in dollars was primarily attributable to: increased sales and marketing spending, particularly in our LSC division for our MALDI Biotyper product and for industry trade expositions; general and administrative spending related to certain investments, including financial reporting improvements, communication technology improvements and strategic advisory services; higher allowance for doubtful accounts associated with certain distributor arrangements in Asia; and expenses relating to a recent acquisition. In addition, there was a negative effect due to changes in foreign exchange rates.

Research and Development

Our research and development expenses for the six months ended June 30, 2014 decreased to $90.5 million, or 10.3% of total revenue, from $95.9 million, or 11.3% of total revenue, for the comparable period in 2013. The decrease in research and development expenses was attributable to our efforts to improve the efficiency of our product development process, partially offset by the negative effect of changes in foreign exchange rates.

Other Charges, Net

Other charges, net were $9.2 million and $10.6 million for the six months June 30, 2014 and 2013, respectively.

The charges recorded for the six months ended June 30, 2014 relate to the BSI segment.  The charges consisted of $2.8 million of legal and other professional service fees associated with our internal investigation and review of our operations in China, $0.9 million of acquisition-related costs, $4.2 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives and $1.3 million of costs associated with the initial stages of a global IT transformation initiative.

The charges recorded for the six months ended June 30, 2013 relate mainly to the BSI segment.  The charges consisted of $5.0 million of restructuring costs related to closing facilities and implementing outsourcing initiatives in various divisions, $0.5 million of acquisition-related costs, $4.6 million of legal and other professional service fees associated with our internal investigation and review of our operations in China and $0.5 million of costs related to factory relocations that were occurring within the BEST segment.

Interest and Other Income (Expense), Net

Interest and other income (expense), net during the six months ended June 30, 2014 was an expense of $7.2 million, versus an expense of $11.7 million for the comparable period of 2013.

During the six months ended June 30, 2014, the major components within interest and other income (expense), net were net interest expense of $6.1 million and realized and unrealized losses on foreign currency denominated transactions of $1.6 million.  The realized and unrealized losses on foreign currency denominated transactions during the six months ended June 30, 2014 were primarily due to the strengthening of the Swiss Franc against the Euro and U.S. Dollar. During the six months ended June 30, 2013, the major components within interest and other income (expense), net were net interest expense of $6.2 million, realized and unrealized losses on foreign currency denominated transactions of $5.1 million and other expenses of $1.3 million, partially offset by a $0.9 million gain on the sale of a product line.

Income Tax Provision

The 2014 and 2013 effective tax rates were calculated using our projected annual pre-tax income or loss. The effects of tax credits, the expected level of other tax benefits, and the impact of changes to the valuation allowance, as well as changes in the mix of our pre-tax income and losses among jurisdictions with varying statutory tax rates and credits, were also considered in the calculation.

The income tax provision for the six months ended June 30, 2014 was $22.0 million compared to $15.0 million for the six months ended June 30, 2013, representing effective tax rates of 45.1% and 34.1%, respectively. The increase in our effective tax rate was primarily due to expected unbenefited losses associated with the planned actions at our CAM division.  That impact was offset slightly by changes in the expected mix of earnings among tax jurisdictions.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the six months ended June 30, 2014 was $1.7 million compared to $0.7 million for the comparable period of 2013. The net income attributable to noncontrolling interests represented the minority shareholders’ proportionate share of the net income recorded by our majority-owned indirect subsidiaries.

Net Income Attributable to Bruker Corporation

Our net income for the six months ended June 30, 2014 was $25.1 million, or $0.15 per diluted share, compared to $28.3 million, or $0.17 per diluted share, for the comparable period in 2013. The decrease was primarily due to a higher effective tax rate, partially offset by an increase in revenue.

Segment Results

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment (dollars in millions):

	Six Months Ended June 30,			Percentage
	2014	2013	Dollar Change	Change
BSI	$815.4	$787.9	$27.5	3.5%
BEST	76.2	68.3	7.9	11.6%
Eliminations (a)	(10.5)	(7.9)	(2.6)
	$881.1	$848.3	$32.8	3.9%

(a) Represents product and service revenue between reportable segments.

BSI Segment Revenues

For the six months ended June 30, 2014, BSI segment revenue increased by $27.5 million, or 3.5%, to $815.4 million, compared to $787.9 million for the comparable period in 2013. The Bruker BioSpin Group experienced an increase in revenue, driven by higher sales within the Magnetic Resonance division, which included recognition of a 21 Tesla high-field magnet, and the Pre-Clinical Imaging division across all of its product lines. The Bruker CALID Group also experienced an increase in revenue, driven by sales of mass spectrometry products, including the MALDI Biotyper, and increases in revenue across the product lines of the Bruker Optics division due to recent product introductions. The Bruker MAT Group also had an increase in revenue, primarily resulting from the recently acquired line of fluorescence microscopy products, partially offset by lower revenue in the semiconductor and microelectronics markets, particularly in Asia.

Included in this change in revenue is an increase of approximately $7.4 million from the impact of changes in foreign exchange rates, primarily due to the weakening of the U.S. Dollar versus the Euro, partially offset by the strengthening of the U.S. Dollar versus the Japanese Yen, and an increase of approximately $6.5 million attributable to a recent acquisition and divestiture. Excluding the effect of changes in foreign exchange rates and the recent acquisition and divestiture, revenue increased by $13.6 million, or 1.7%.

System revenue and aftermarket revenue as a percentage of total BSI segment revenue were as follows (dollars in millions):

	Six Months Ended June 30,
	2014		2013
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System revenue	$648.0	79.5%	$637.1	80.9%
Aftermarket revenue	167.4	20.5%	150.8	19.1%
Total revenue	$815.4	100.0%	$787.9	100.0%

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

BEST Segment Revenues

BEST segment revenue increased by $7.9 million, or 11.6%, to $76.2 million for the six months ended June 30, 2014, compared to $68.3 million for the comparable period in 2013. Included in this change in revenue was an increase of approximately $3.3 million from the impact of changes in foreign exchange rates, primarily due to the weakening of the U.S. Dollar versus the Euro. Excluding the effect of changes in foreign exchange rates, revenue increased by $4.6 million, or 6.8%. The increase in revenue was attributable to higher sales of cavity devices and low temperature superconducting wire. Revenue in 2013 benefited from license revenue recognized on the sale of technology.

System and wire revenue and aftermarket revenue as a percentage of total BEST segment revenue were as follows (dollars in millions):

	Six Months Ended June 30,
	2014		2013
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System and wire revenue	$74.1	97.2%	$60.3	88.3%
Aftermarket revenue	2.1	2.8%	8.0	11.7%
Total revenue	$76.2	100.0%	$68.3	100.0%

System and wire revenue in the BEST segment includes low and high temperature superconducting wire and superconducting devices, including magnets, linear accelerators and radio frequency cavities. Aftermarket revenues in the BEST segment consist primarily of license revenue and sales of Cuponal™, a bimetallic, non-superconducting material we sell to the power and transport industries.

Gross Profit and Operating Expenses

For the six months ended June 30, 2014, gross profit margin in the BSI segment decreased to 44.5% from 45.7% for the comparable period in 2013. Lower gross profit margins resulted primarily from restructuring charges recorded during the six months ended June 30, 2014 related to closing facilities and implementing outsourcing and other restructuring initiatives, and the impact of the strengthening of the U.S. Dollar versus the Japanese Yen. These declines were partially offset by an increase due to changes in the mix of products sold, including a 21 Tesla high-field magnet that benefited from higher gross margins.  BEST segment gross profit margin decreased to 21.8% from 27.1% for the comparable period in 2013.  Lower gross margins resulted primarily from license revenue recognized in 2013 on the sale of technology, which had no cost of revenue.

In the six months ended June 30, 2014, selling, general and administrative expenses and research and development expenses in the BSI segment were $305.6 million, or 37.5% of segment revenue, compared to $299.3 million, or 38.0% of segment revenue, for the six months ended June 30, 2013.  The increase in dollars reflects: higher sales and marketing spending, particularly in our LSC division for our MALDI Biotyper product and industry trade expositions; general and administrative spending related to certain investments, including financial reporting improvements, communication technology improvements and strategic advisory services; higher allowance for doubtful accounts associated with certain distributor arrangements in Asia; and expenses due to a recent acquisition. In addition, there was a negative effect due to changes in foreign exchange rates. These increases were partially offset by research and development expense reductions attributable to our efforts to improve the efficiency of our product development process. Selling, general and administrative expenses and research and development expenses in the BEST segment decreased to $9.4 million, or 12.3% of segment revenue, from $10.5 million, or 15.4% of segment revenue for the comparable period in 2013. The decrease was attributable to the impact of productivity improvement actions.

Income from Operations

The following table presents income from operations and operating margins on revenue by reportable segment (dollars in millions):

	Six Months Ended June 30,
	2014		2013
	Operating Income (Loss)	Percentage of Segment Revenue	Operating Income (Loss)	Percentage of Segment Revenue
BSI	$47.7	5.8%	$50.2	6.4%
BEST	7.2	9.4%	7.5	11.0%
Corporate, eliminations and other (a)	1.1		(2.0)
Total operating income	$56.0	6.4%	$55.7	6.6%

(a) Represents corporate costs and eliminations not allocated to the reportable segments.

BSI income from operations for the six months ended June 30, 2014 was $47.7 million, resulting in an operating margin of 5.8%, compared to income from operations of $50.2 million, resulting in an operating margin of 6.4%, for the comparable period in 2013. Income from operations included $28.7 million and $20.5 million for the six months ended 2014 and 2013, respectively, of various charges for amortization of acquisition-related intangible assets and other acquisition-related costs, legal and other professional service fees related to our internal investigation and review of our operations in China, restructuring and relocation costs and costs associated with a global IT transformation initiative. Excluding these costs, income from operations in the BSI reporting segment would have been $76.4 million and $70.7 million, or an operating margin of 9.4% and 9.0%, for the six months ended June 30, 2014 and 2013, respectively. Income from operations, on an adjusted basis, increased as a result of higher revenue levels, partially offset by an increase in selling, general and administrative expenses and the negative effect of changes in foreign exchange rates, including the impact the strengthening of the U.S. Dollar versus the Japanese Yen, as Yen denominated revenues substantially exceeded our Yen denominated expenses.

BEST income from operations for the six months ended June 30, 2014 was $7.2 million, resulting in an operating margin of 9.4%, compared to $7.5 million, resulting in an operating margin of 11.0%, for the comparable period in 2013. The decrease in operating margin was the result of the license revenue recognized in 2013 on the sale of technology, which had no cost of revenue, partially offset by higher overall revenue levels and lower selling, general and administrative expenses and research and development expenses.

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

During the six months ended June 30, 2014, net cash provided by operating activities was $31.5 million, resulting primarily from consolidated net income adjusted for non-cash items of $78.5 million, partially offset by an increase in working capital of $47.0 million. The increase in working capital for the six months ended June 30, 2014 is primarily due to an increase in inventory to support higher order levels, partly for long lead time items in the Bruker BioSpin Group and increased safety stock levels, and a decrease in customer advances based on timing of customer acceptances and new payments received. This was partially offset by a decrease in accounts receivable due to improvements in overall collections, and to a lesser extent, a higher allowance for doubtful accounts associated with certain distributor arrangements in Asia. During the six months ended June 30, 2013, net cash used in operating activities was $24.9 million, resulting primarily from a $100.1 million increase in working capital, offset, in part, by $75.2 million of consolidated net income adjusted for non-cash items. The increase in working capital for the six months ended June 30, 2013 was driven by increased inventory and accounts receivable levels, as well as a decrease in customer advances.

During the six months ended June 30, 2014, net cash used in investing activities was $82.8 million, compared to net cash used in investing activities of $32.1 million during the six months ended June 30, 2013. Cash used in investing activities during the six months ended June 30, 2014 was primarily attributable to purchases of short-term investments of $67.8 million and capital expenditures, net of $16.8 million.  Cash used in investing activities during the six months ended June 30, 2013 was primarily attributable to capital expenditures, net of $30.5 million.

During the six months ended June 30, 2014, net cash provided by financing activities was $3.2 million, compared to net cash provided by financing activities of $2.7 million during the six months ended June 30, 2013. Cash provided by financing activities during the six months ended June 30, 2014 was attributable to $4.8 million of proceeds from the issuance of common stock in connection with stock option exercises, offset, in part, by repayment of debt of $0.5 million. Cash provided by financing activities during the six months ended June 30, 2013 was attributable to $4.5 million of proceeds from the issuance of common stock in connection with stock exercises, offset, in part, by an increase in restricted cash of $1.3 million and repayment of debt of $0.5 million.

At June 30, 2014 and December 31, 2013, we had $420.3 million and $419.8 million, respectively, of foreign cash, cash equivalents and short-term investments, most significantly in the Netherlands, Switzerland, Germany and Japan, compared to a total amount of cash, cash equivalents and short-term investments at June 30, 2014 and December 31, 2013 of $457.6 million and $438.7 million, respectively.  If the cash, cash equivalents and short-term investments held by our foreign subsidiaries are needed to fund operations in the U.S., or we otherwise elect to repatriate the unremitted earnings of our foreign subsidiaries in the form of dividends or otherwise, or if the shares of the subsidiaries were sold or transferred, we would likely be subject to additional U.S. income taxes, net of the impact of any available tax credits, which could result in a higher effective tax rate in the future.  It is our intent to indefinitely reinvest unremitted earnings in our foreign subsidiaries as based on our current plans and anticipated cash needs to fund our U.S. operations, we do not foresee a need to repatriate earnings of our foreign subsidiaries.

At June 30, 2014, we had outstanding debt totaling $355.7 million, consisting of $240.0 million outstanding under the Note Purchase Agreement, $112.5 million outstanding under the revolving loan component of the Amended Credit Agreement and $3.2 million under capital lease obligations and other loans. At December 31, 2013, we had outstanding debt totaling $355.0 million, consisting of $240.0 million outstanding under the Note Purchase Agreement, $112.5 million outstanding under the revolving loan component of the Amended Credit Agreement and $2.5 million under capital lease obligations and other loans.

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

The following is a summary of the maximum commitments and net amounts available to the Company under revolving loans and lines of credit as of June 30, 2014 (dollars in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
Amended Credit Agreement	1.3%	$250.0	$112.5	$7.4	$130.1
Other revolving loans	—	292.3	—	148.1	144.2
Total revolving loans		$542.3	$112.5	$155.5	$274.3

Other revolving lines of credit are with various financial institutions located primarily in Germany and Switzerland.  The Company’s other revolving lines of credit, both secured and unsecured, are typically due upon demand with interest payable monthly.

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

•                  $20.0 million 3.16% Series 2012A Senior Notes, Tranche A, due January 18, 2017;

•                  $15.0 million 3.74% Series 2012A Senior Notes, Tranche B, due January 18, 2019;

•                  $105.0 million 4.31% Series 2012A Senior Notes, Tranche C, due January 18, 2022; and

•                  $100.0 million 4.46% Series 2012A Senior Notes, Tranche D, due January 18, 2024.

As of June 30, 2014, we were in compliance with the covenants of the Amended Credit Agreement and the Note Purchase Agreement as our leverage ratio was 1.2 and our interest coverage ratio was 14.3.

As of June 30, 2014, we have approximately $54.3 million of German Trade Tax net operating losses that are carried forward indefinitely and U.S. research and development tax credits of approximately $11.6 million available to offset future tax liabilities that expire through 2033. These U.S. tax credit carryforwards are subject to limitations under provisions of the Internal Revenue Code.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements under ASC Topic 605. The new guidance was the result of a joint project between the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop common revenue standards for GAAP and International Financial Reporting Standards. The core principle of the new guidance is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 is effective prospectively for annual periods beginning after December 15, 2016, and interim periods within those years. Early application is not permitted. We are currently assessing the impact of adoption of the new guidance may have on our condensed consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, an amendment to ASC Topic 205. Under the amendment, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results.  The amendment also requires additional disclosures about discontinued operations as well as individually significant components of an entity that do not qualify for discontinued operations presentation in the financial statements. ASU No. 2014-08 is effective on a prospective basis for fiscal years beginning after December 15, 2014 and interim periods within annual periods beginning on or after December 15, 2015, with early adoption permitted.  We adopted this amendment in the second quarter of 2014. Disclosure has been included in Part I, Item 1, “Financial Information - Note 17.  Subsequent Events” related to the Company’s decision to divest certain assets and implement a restructuring program in the CAM division.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes, an amendment to ASC Topic 740 related to the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. Under this amendment, an unrecognized tax benefit is to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss, or a tax credit carryforward exists and certain criteria are met. ASU No. 2013-11 is effective for fiscal years beginning after December 15, 2013.  We adopted this amendment for the six months ended June 30, 2014.  The adoption did not have a material impact on our condensed consolidated financial statements for three or six months ended June 30, 2014.

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

Impact of Foreign Currencies

We generate a substantial portion of our revenues in international markets, principally Germany and other countries in the European Union, Switzerland and Japan, which exposes our operations to the risk of exchange rate fluctuations. The impact of currency exchange rate movement can be positive or negative in any period. Our costs related to sales in foreign currencies are largely denominated in the same respective currencies, limiting our transaction risk exposure. However, for foreign currency denominated sales in certain regions, such as Japan, where we do not incur significant costs denominated in that foreign currency, we are more exposed to the impact of foreign currency fluctuations. For sales not denominated in U.S. Dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. Dollars, it will require more of the foreign currency to equal a specified amount of U.S. Dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. Dollars than we would have received before the rate increase went into effect. If we price our products in U.S. Dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. Dollar could result in our prices not being competitive in a market where business is transacted in the local currency. Changes in foreign currency exchange rates increased our revenue by approximately 1.2% for the six months ended June 30, 2014 and decreased our revenue for the six months ended June 30, 2013 by approximately 1.1%.

Assets and liabilities of our foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using period-end exchange rates. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a separate component of shareholders’ equity. For the six months ended June 30, 2014 and 2013, we recorded net losses from currency translation adjustments of $0.6 million and $25.3 million, respectively. Gains and losses resulting from foreign currency transactions are reported in interest and other income (expense), net in the consolidated statements of income and comprehensive income. Our foreign exchange losses, net were $1.6 million and $5.1 million for six months ended June 30, 2014 and 2013, respectively.

From time to time, we have entered into foreign currency contracts in order to minimize the volatility that fluctuations in exchange rates have on our cash flows related to purchases and sales denominated in foreign currencies. Under these arrangements, we agree to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates typically with maturities of less than twelve months. These transactions are recorded at fair value with the corresponding gains and losses recorded in interest and other income (expense), net in the consolidated statements of income and comprehensive income. At June 30, 2014 and December 31, 2013, we had foreign currency contracts with notional amounts aggregating $98.1 million and $95.9 million, respectively. We will continue to evaluate our currency risks and in the future may utilize foreign currency contracts more frequently as part of a transactional hedging program.

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

Impact of Commodity Prices

We are exposed to certain commodity risks associated with prices for various raw materials. The prices of copper and certain other raw materials, particularly niobium tin, used to manufacture superconductors have increased significantly over the last decade. Copper and niobium tin are the main components of low temperature superconductors and continued commodity price increases for copper and niobium as well as other raw materials may negatively affect our profitability. Periodically, we enter into commodity forward purchase contracts to minimize the volatility that fluctuations in the price of copper have on our sales of these products. At June 30, 2014 and December 31, 2013, we had fixed price commodity contracts with notional amounts aggregating $4.5 million and $3.4 million, respectively. We will continue to evaluate our commodity risks and may utilize commodity forward purchase contracts more frequently in the future.

Inflation

We do not believe inflation had a material impact on our business or operating results during any of the periods presented.

ITEM 4.                                       CONTROLS AND PROCEDURES

We have established disclosure controls and procedures that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) by others within our organization. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2014. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, except as noted below.

It may be difficult for us to implement our strategies for improving margins, profitability and cash flow.

Beginning in the fourth quarter of 2012, and continuing in 2013 and 2014, we have been pursuing a number of strategies to improve our financial performance, including implementing various productivity improvement initiatives at both BSI and BEST in an effort to better optimize our operations.  These initiatives include the divestiture of certain non-core businesses, outsourcing of various manufacturing activities and transferring or ceasing operations at certain facilities.  In addition, in July 2014 we announced a targeted plan to divest certain product lines and implement a restructuring program in the CAM division of the Bruker CALID Group in order to improve our operating performance.  These divestment and restructuring actions are expected to result in a reduction of employee headcount by approximately 200 to 250 people and to lead to CAM-related restructuring and other one-time charges totaling approximately $35 and $40 million in the second half of 2014 and the first half of 2015.

We may not be able to successfully implement these strategies, and these efforts may not result in the expected improvement in our margins, profitability or cash flow. Anticipated benefits to our operating and financial performance might be reduced or delayed as a result of difficulties in implementing these initiatives, which may include complications in the transfer of assets and production knowledge, loss of key employees and/or customers, the disruption of ongoing business and possible inconsistencies in standards, controls and procedures. Implementation costs also might exceed our expectations and further cost reduction measures might become necessary, resulting in additional future charges. Additionally, we may not be able to sell assets targeted for divestiture at prices or on terms acceptable to us, or at all.  These restructuring actions may also have unintended consequences, such as attrition beyond our intended reduction in workforce, reduced employee morale and loss of customer relationships. We also cannot assure you that we will not undertake additional restructuring activities in the future. Because of these and other factors, we cannot predict whether we will realize the purpose and anticipated benefits of our restructuring measures, and if we do not, our business and results of operations may be adversely affected.

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
101

The following materials from the Bruker Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) Notes to the Condensed Consolidated Financial Statements(2)

(1)       Filed herewith.

(2)       Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUKER CORPORATION

Date: August 8, 2014	By:	/s/ FRANK H. LAUKIEN, PH.D.
Frank H. Laukien, Ph.D.
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 8, 2014	By:	/s/ CHARLES F. WAGNER, JR.
Charles F. Wagner, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)