Form 10-Q
period 2014-09-30
BRUKER CORP
filed 2014-11-07
CIK 1109354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2014
Common Stock, $0.01 par value per share	168,483,639 shares

BRUKER CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2014

PART I                                                    FINANCIAL INFORMATION

ITEM 1.                                               UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	September 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$329.2	$438.7
Short-term investments	113.1	—
Accounts receivable, net	268.9	307.6
Inventories	566.8	589.8
Other current assets	121.7	95.8
Total current assets	1,399.7	1,431.9

Property, plant and equipment, net	265.0	299.5
Intangibles, net and other long-term assets	245.9	256.9
Total assets	$1,910.6	$1,988.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$0.7	$0.7
Accounts payable	98.5	74.8
Customer advances	210.0	258.6
Other current liabilities	300.8	314.5
Total current liabilities	610.0	648.6

Long-term debt	354.5	354.3
Other long-term liabilities	133.0	135.2

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock, $0.01 par value 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value 260,000,000 shares authorized, 168,538,443 and 167,619,039 shares issued and 168,483,039 and 167,579,204 shares outstanding at September 30, 2014 and December 31, 2013, respectively	1.7	1.7
Treasury stock, at cost, 55,404 and 39,835 shares at September 30, 2014 and December 31, 2013, respectively	(0.9)	(0.6)
Accumulated other comprehensive income	98.7	182.4
Other shareholders’ equity	708.0	662.6
Total shareholders’ equity attributable to Bruker Corporation	807.5	846.1
Noncontrolling interest in consolidated subsidiaries	5.6	4.1
Total shareholders’ equity	813.1	850.2

Total liabilities and shareholders’ equity	$1,910.6	$1,988.3

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Product revenue	$362.2	$385.0	$1,127.2	$1,119.9
Service revenue	56.0	53.1	170.7	159.3
Other revenue	1.6	0.9	3.0	8.1
Total revenue	419.8	439.0	1,300.9	1,287.3

Cost of product revenue	214.6	208.6	638.9	610.9
Cost of service revenue	37.9	37.2	114.5	107.1
Total cost of revenue	252.5	245.8	753.4	718.0
Gross profit	167.3	193.2	547.5	569.3

Operating expenses:
Selling, general and administrative	108.0	105.7	332.5	319.6
Research and development	42.1	45.5	132.6	141.4
Other charges	12.3	10.5	21.5	21.1
Total operating expenses	162.4	161.7	486.6	482.1
Operating income	4.9	31.5	60.9	87.2

Interest and other income (expense), net	4.1	(4.7)	(3.1)	(16.4)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	9.0	26.8	57.8	70.8
Income tax provision	2.7	9.9	24.7	24.9
Consolidated net income	6.3	16.9	33.1	45.9
Net income attributable to noncontrolling interest in consolidated subsidiaries	0.8	0.3	2.5	1.0
Net income attributable to Bruker Corporation	$5.5	$16.6	$30.6	$44.9

Net income per common share attributable to Bruker Corporation shareholders:
Basic and diluted	$0.03	$0.10	$0.18	$0.27

Weighted average common shares outstanding:
Basic	168.0	167.0	167.5	166.6
Diluted	169.6	168.7	169.5	168.4

Comprehensive income (loss)	$(76.7)	$53.5	$(50.3)	$58.9
Less: Comprehensive income (loss) attributable to noncontrolling interests	0.8	0.3	2.5	1.0
Comprehensive income (loss) attributable to Bruker Corporation	$(77.5)	$53.2	$(52.8)	$57.9

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Consolidated net income	$33.1	$45.9
Adjustments to reconcile consolidated net income to cash flows from operating activities:
Depreciation and amortization	47.6	45.4
Write-down of demonstration inventories to net realizable value	22.6	24.0
Stock-based compensation expense	7.1	4.8
Deferred income taxes	—	(8.1)
Gain on disposal of product line	(9.0)	(0.9)
Other non-cash expenses, net	11.1	1.2
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	21.5	(9.7)
Inventories	(46.9)	(34.9)
Accounts payable and accrued expenses	24.7	5.7
Income taxes payable, net	(14.8)	(27.6)
Deferred revenue	2.2	1.3
Customer advances	(35.1)	(18.9)
Other changes in operating assets and liabilities, net	(19.1)	(14.6)
Net cash provided by operating activities	45.0	13.6

Cash flows from investing activities:
Purchase of short-term investments	(120.8)	—
Cash paid for acquisitions, net of cash acquired	(3.9)	(11.6)
Proceeds from disposal of product line	12.8	0.5
Purchases of property, plant and equipment	(26.7)	(41.3)
Proceeds from sales of property, plant and equipment	2.9	0.8
Net cash used in investing activities	(135.7)	(51.6)

Cash flows from financing activities:
Proceeds from revolving lines of credit	—	19.5
Repayment of other debt, net	(0.7)	(0.8)
Proceeds from issuance of common stock, net	7.3	8.0
Changes in restricted cash	0.7	(1.3)
Cash payments to noncontrolling interest	(1.1)	(0.6)
Net cash provided by financing activities	6.2	24.8
Effect of exchange rate changes on cash and cash equivalents	(25.0)	9.4
Net change in cash and cash equivalents	(109.5)	(3.8)
Cash and cash equivalents at beginning of period	438.7	310.6
Cash and cash equivalents at end of period	$329.2	$306.8

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

The Company has two reporting segments, Bruker Scientific Instruments (BSI), which represents approximately 92% of the Company’s revenues during the nine months ended September 30, 2014, and Bruker Energy & Supercon Technologies (BEST), which represents the remainder of the Company’s revenues.  Within BSI, the Company is organized into three operating segments: the Bruker BioSpin Group, the Bruker CALID Group and the Bruker MAT Group. For financial reporting purposes, the Bruker BioSpin, Bruker CALID and Bruker MAT operating segments are aggregated into the BSI reporting segment because each has similar economic characteristics, production processes, service offerings, types and classes of customers, methods of distribution and regulatory environments.

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

The unaudited condensed consolidated financial statements represent the consolidated accounts of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013, have been prepared in accordance with accounting principles generally accepted in the United

States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial information presented herein does not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of the results expected for any other interim period or the full year. Certain prior year amounts have been reclassified to conform to the current year presentation and had no effect on previously reported net income or cash flows.

At September 30, 2014, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, have not changed.

2.              Stock-Based Compensation

The Company’s awards of stock-based compensation are in the form of stock options and restricted stock. The Company recorded stock-based compensation expense as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options	$1.7	$1.3	$4.7	$3.9
Restricted stock	0.4	0.3	2.4	0.9
Total stock-based compensation	$2.1	$1.6	$7.1	$4.8

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

	2014	2013
Risk-free interest rates	1.81%-2.10%	1.07%-2.45%
Expected life	6.0-6.25 years	6.5 years
Volatility	53.24%-56.24%	54.9%
Expected dividend yield	0.0%	0.0%

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

Stock option activity for the nine months ended September 30, 2014 was as follows:

	Shares Subject to Options	Weighted Average Option Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value (in millions) (b)
Outstanding at December 31, 2013	4,877,564	$13.12
Granted	990,670	20.70
Exercised	(807,275)	9.47
Forfeited	(181,220)	19.29
Outstanding at September 30, 2014	4,879,739	$15.20	6.7	$19.5

Exercisable at September 30, 2014	2,496,016	$12.23	4.9	$16.0

Exercisable and expected to vest at September 30, 2014 (a)	4,758,169	$15.12	6.6	$19.3

(a)         In addition to the options that are vested at September 30, 2014, the Company expects a portion of the unvested options to vest in the future. Options expected to vest in the future are determined by applying an estimated forfeiture rate to the options that are unvested as of September 30, 2014.

(b)         The aggregate intrinsic value is based on the positive difference between the fair value of the Company’s common stock price of $18.52 on September 30, 2014, or the date of exercises, as appropriate, and the exercise price of the underlying stock options.

Restricted stock activity for the nine months ended September 30, 2014 was as follows:

	Shares Subject to Restriction	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	357,948	$16.65
Granted	112,129	20.68
Vested	(160,352)	18.41
Outstanding at September 30, 2014	309,725	$17.20

At September 30, 2014, the Company expects to recognize pre-tax stock-based compensation expense of $20.8 million associated with outstanding stock option awards granted under the Company’s stock plans over the weighted average remaining service period of 2.5 years. In addition, the Company expects to recognize additional pre-tax stock-based compensation expense of $5.0 million associated with outstanding restricted stock awards granted under the Company’s stock plans over the weighted average remaining service period of 3.2 years.

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

The following table sets forth the computation of basic and diluted average shares outstanding (in millions, except per share amounts):

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2014	2013	2014	2013
Net income attributable to Bruker Corporation, as reported	$5.5	$16.6	$30.6	$44.9

Weighted average shares outstanding:
Weighted average shares outstanding-basic	168.0	167.0	167.5	166.6
Effect of dilutive securities:
Stock options and restricted stock	1.6	1.7	2.0	1.8
	169.6	168.7	169.5	168.4

Net income per common share attributable to Bruker Corporation shareholders:
Basic and diluted	$0.03	$0.10	$0.18	$0.27

Stock options to purchase approximately 0.2 million shares and 0.7 million shares were excluded from the computation of diluted earnings per share in the three months ended September 30, 2014 and 2013, respectively, as their effect would have been anti-dilutive.  Approximately 0.2 million shares and 0.9 million shares were excluded from the computation of diluted earnings per share in the nine months ended September 30, 2014 and 2013, respectively.

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

The following tables set forth the Company’s financial instruments that are measured at fair value on a recurring basis and presents them within the fair value hierarchy using the lowest level of input that is significant to the fair value measurement at September 30, 2014 and December 31, 2013 (in millions):

September 30, 2014	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$114.8	$114.8	$—	$—
Short-term investments	113.1	113.1	—	—
Restricted cash	1.8	1.8	—	—
Embedded derivatives in purchase and delivery contracts	0.3	—	0.3	—
Long-term restricted cash	3.8	3.8	—	—
Total assets recorded at fair value	$233.8	$233.5	$0.3	$—

Liabilities:
Contingent consideration	$15.8	$—	$—	$15.8
Foreign exchange contracts	7.2	—	7.2	—
Embedded derivatives in purchase and delivery contracts	0.3	—	0.3	—
Fixed price commodity contracts	0.1	—	0.1	—
Total liabilities recorded at fair value	$23.4	$—	$7.6	$15.8

December 31, 2013	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$6.8	$6.8	$—	$—
Restricted cash	2.7	2.7	—	—
Foreign exchange contracts	2.3	—	2.3	—
Embedded derivatives in purchase and delivery contracts	0.2	—	0.2	—
Fixed price commodity contracts	0.1	—	0.1	—
Long-term restricted cash	4.0	4.0	—	—
Total assets recorded at fair value	$16.1	$13.5	$2.6	$—

Liabilities:
Contingent consideration	$7.0	$—	$—	$7.0
Embedded derivatives in purchase and delivery contracts	0.4	—	0.4	—
Total liabilities recorded at fair value	$7.4	$—	$0.4	$7.0

The Company’s financial instruments consist primarily of cash equivalents, short-term investments, restricted cash, derivative instruments consisting of forward foreign exchange contracts, commodity contracts, derivatives embedded in certain purchase and sale contracts, accounts receivable, short-term borrowings, accounts payable, contingent consideration and long-term debt. The carrying amounts of the Company’s cash equivalents and restricted cash, accounts receivable, short-term borrowings and accounts payable approximate fair value due to their short-term nature. Derivative assets and liabilities are measured at fair value on a recurring basis. The Company’s long-term debt consists principally of a private placement arrangement entered into in 2012 with various fixed interest rates based on the maturity date.  The fair value of the long-term fixed interest rate debt, which has been classified as Level 2, was $249.3 million and $244.1 million at September 30, 2014 and December 31, 2013, respectively, based on market and observable sources with similar maturity dates.

Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities, and did not elect the fair value option for any financial assets or liabilities, which originated during the three or nine months ended September 30, 2014.

As part of certain acquisitions, including one during the three months ended September 30, 2014, the Company recorded contingent consideration liabilities that have been classified as Level 3 in the fair value hierarchy.  The contingent consideration represents the estimated fair value of future payments to the former shareholders of applicable acquired companies based on achieving annual revenue targets and specific milestones in certain years as specified in the purchase and sale agreements.  The Company initially valued the contingent consideration using the discounted cash flow method. Total contingent consideration liabilities were $15.8 million as of September 30, 2014 and $7.0 million as of December 31, 2013. There were no changes to the fair value of the contingent consideration recognized in earnings for the three months ended September 30, 2014, and $0.1 million was recorded to Other Charges in the condensed consolidated statement of income and comprehensive income for the nine months ended September 30, 2014. The following table sets forth the changes in contingent consideration liabilities for the nine months ended September 30, 2014 (in millions):

Balance at December 31, 2013	$7.0
Current period additions	9.2
Current period adjustments	0.1
Current period settlements	(0.5)
Balance at September 30, 2014	$15.8

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

Short-term investments are classified as available-for-sale and are reported at fair value, with unrealized gains (losses) excluded from earnings and reported, net of tax, in accumulated other comprehensive income within the accompanying condensed consolidated balance sheet. There were no unrealized gains (losses) recorded during the three and nine months ended September 30, 2014. On a quarterly basis, the Company reviews its short-term investments to determine if there have been any events that could create an impairment.  None were noted for the three and nine months ended September 30, 2014.

5.              Inventories

Inventories consisted of the following (in millions):

	September 30,	December 31,
	2014	2013
Raw materials	$172.5	$189.7
Work-in-process	199.2	196.5
Finished goods	149.2	155.3
Demonstration units	45.9	48.3
Inventories	$566.8	$589.8

Finished goods include in-transit systems that have been shipped to the Company’s customers, but not yet installed and accepted by the customer. As of September 30, 2014 and December 31, 2013, inventory-in-transit was $78.8 million and $81.9 million, respectively.

The Company reduces the carrying value of its demonstration inventories for differences between its cost and estimated net realizable value through a charge to cost of product revenue that is based on a number of factors, including the age of the unit, the physical condition of the unit and an assessment of technological obsolescence. Amounts recorded in cost of product revenue related to the write-down of demonstration units to net realizable value were $7.4 million and $8.0 million for the three months ended September 30, 2014 and 2013, respectively, and $22.6 million and $24.0 million for the nine months ended September 30, 2014 and 2013, respectively.

6.              Goodwill and Other Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for the nine months ended September 30, 2014 (in millions):

Balance at December 31, 2013	$127.4
Current period additions	11.0
Current period adjustments	(0.1)
Foreign currency effect	(3.2)
Balance at September 30, 2014	$135.1

In July 2014, the Company’s Board of Directors approved a plan (the “Plan”) to divest certain assets and implement a restructuring program in the CAM division within the Bruker CALID Group. The Plan was developed as a result of management’s conclusion that the CAM business would be unable to achieve acceptable financial performance in the next two years.  Please see Note 13 — Other Charges, net, for more details on the Plan. The Company determined the Plan was an indicator requiring the evaluation of the definite-lived intangible assets within that reporting unit for recoverability. The Company had no remaining goodwill or indefinite-lived intangible assets attributable to the CAM division prior to approval of the Plan. The Company performed a valuation during the three months ended September 30, 2014 and determined that the definite-lived intangible assets within the CAM division were impaired. The Company recorded an impairment charge of $1.4 million in the three and nine months ended September 30, 2014 to write-off the remaining carrying value of those assets. This impairment charge is included as a component of Other Charges, net in the condensed consolidated statement of income and comprehensive income.

The following is a summary of intangible assets (in millions):

	September 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology and related patents	$151.2	$(76.7)	$74.5	$157.9	$(68.2)	$89.7
Customer relationships	13.7	(5.3)	8.4	18.0	(7.8)	10.2
Trade names	0.1	(0.1)	—	0.2	(0.2)	—
Intangible assets subject to amortization	165.0	(82.1)	82.9	176.1	(76.2)	99.9
In-process research and development	5.7	—	5.7	5.7	—	5.7
Intangible assets	$170.7	$(82.1)	$88.6	$181.8	$(76.2)	$105.6

For each of the three months ended September 30, 2014 and 2013, the Company recorded amortization expense of $5.1 million related to intangible assets subject to amortization.  For the nine months ended September 30, 2014 and 2013, the Company recorded amortization expense of $15.1 million and $15.3 million, respectively, related to intangible assets subject to amortization.

7.              Debt

The Company’s debt obligations as of September 30, 2014 and December 31, 2013 consisted of the following (in millions):

	September 30,	December 31,
	2014	2013
US Dollar revolving loan under the Amended Credit Agreement	$112.5	$112.5
US Dollar notes under the Note Purchase Agreement	240.0	240.0
Capital lease obligations and other loans	2.7	2.5
Total debt	355.2	355.0
Current portion of long-term debt	(0.7)	(0.7)
Total long-term debt, less current portion	$354.5	$354.3

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

Borrowings under the Amended Credit Agreement are secured by guarantees from certain material subsidiaries, as defined in the Amended Credit Agreement, and Bruker Energy & Supercon Technologies, Inc. The Amended Credit Agreement also requires the Company to maintain certain financial ratios related to maximum leverage and minimum interest coverage. Specifically, the Company’s leverage ratio cannot exceed 3.0 and the Company’s interest coverage ratio cannot be less than 3.0. As of September 30, 2014, the Company was in compliance with the covenants of the Amended Credit Agreement. In addition to the financial ratios, the Amended Credit Agreement restricts, among other things, the Company’s ability to do the following: make certain payments; incur additional debt; incur certain liens; make certain investments, including derivative agreements; merge, consolidate, sell or transfer all or substantially all of its assets; and enter into certain transactions with affiliates. Failure to comply with any of these restrictions or covenants may result in an event of default under the Amended Credit Agreement, which could permit acceleration of the debt and require the Company to prepay the debt before its scheduled due date.

The following is a summary of the maximum commitments and net amounts available to the Company under revolving loans and lines of credit as of September 30, 2014 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
Amended Credit Agreement	1.3%	$250.0	$112.5	$7.4	$130.1
Other revolving loans	—	260.3	—	138.3	122.0
Total revolving loans		$510.3	$112.5	$145.7	$252.1

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

As of September 30, 2014, the Company was in compliance with the covenants of the Note Purchase Agreement.

8.              Derivative Instruments and Hedging Activities

Interest Rate Risks

The Company’s exposure to interest rate risk relates primarily to outstanding variable rate debt and adverse movements in the related short-term market rates. The most significant component of the Company’s interest rate risk relates to amounts outstanding under the Amended Credit Agreement, which totaled $112.5 million at September 30, 2014. The Company currently has a higher level of fixed rate debt, which limits the exposure to adverse movements in interest rates.

Foreign Exchange Rate Risk Management

The Company generates a substantial portion of its revenues and expenses in international markets, principally Germany and other countries in the European Union, Switzerland and Japan, which subjects its operations to the exposure of exchange rate fluctuations. The impact of currency exchange rate movement can be positive or negative in any period. The Company periodically enters into foreign currency contracts in order to minimize the volatility that fluctuations in exchange rates have on its monetary transactions. Under these arrangements, the Company typically agrees to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates with maturities of less than twelve months. These transactions do not qualify for hedge accounting and, accordingly, the instrument is recorded at fair value with the corresponding gains and losses recorded in the consolidated statements of income and comprehensive income. The Company had the following notional amounts outstanding under foreign currency contracts as of September 30, 2014 and December 31, 2013 (in millions):

Buy	Notional Amount in Buy Currency	Sell	Maturity	Notional Amount in U.S. Dollars	Fair Value of Assets	Fair Value of Liabilities
September 30, 2014:
Euro	42.4	U.S. Dollars	October 2014	$57.6	$—	$4.0
Yen	9.6	Euro	October 2014	0.1	—	—
Swiss Francs	44.4	U.S. Dollars	October 2014	49.8	—	3.2
				$107.5	$—	$7.2

December 31, 2013:
Euro	40.4	U.S. Dollars	January 2014 to March 2014	$54.5	$1.1	$—
Swiss Francs	37.9	U.S. Dollars	January 2014	41.4	1.2	—
				$95.9	$2.3	$—

In addition, the Company periodically enters into purchase and sales contracts denominated in currencies other than the functional currency of the parties to the transaction. The Company accounts for these transactions separately valuing the “embedded derivative” component of these contracts. The contracts denominated in currencies other than the functional currency of the transacting parties amounted to $29.7 million for the delivery of products and $9.7 million for the purchase of products at September 30, 2014 and $21.7 million for the delivery of products and $9.5 million for the purchase of products at December 31, 2013. The changes in the fair value of these embedded derivatives are recorded as foreign currency exchange gains/losses in Interest and Other Income (Expense), net in the condensed consolidated statements of income and comprehensive income.

Commodity Price Risk Management

The Company has an arrangement with a customer under which it has a firm commitment to deliver copper based superconductors at a fixed price. In order to minimize the volatility that fluctuations in the price of copper have on the Company’s sales of these superconductors, the Company enters into commodity hedge contracts. At September 30, 2014 and December 31, 2013, the Company had fixed price commodity contracts with notional amounts aggregating $3.6 million and $3.4 million, respectively. The changes in the fair value of these commodity contracts are recorded in Interest and Other Income (Expense), net in the condensed consolidated statements of income and comprehensive income.

The fair value of the derivative instruments described above is recorded in the consolidated balance sheets for the periods as follows (in millions):

		September 30,	December 31,
	Balance Sheet Location	2014	2013
Derivative assets:
Foreign exchange contracts	Other current assets	$—	$2.3
Embedded derivatives in purchase and delivery contracts	Other current assets	0.3	0.2
Fixed price commodity contracts	Other current assets	—	0.1

Derivative liabilities:
Foreign exchange contracts	Other current liabilities	$7.2	$—
Embedded derivatives in purchase and delivery contracts	Other current liabilities	0.3	0.4
Fixed price commodity contracts	Other current liabilities	0.1	—

The impact on net income of unrealized gains and losses resulting from changes in the fair value of derivative instruments not designated as hedging instruments are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Foreign exchange contracts	$(6.3)	$5.7	$(9.5)	$2.9
Embedded derivatives	0.2	(0.4)	0.2	(0.2)
Fixed price commodity contracts	(0.2)	0.5	(0.2)	0.3
Income (expense), net	$(6.3)	$5.8	$(9.5)	$3.0

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

The income tax provision for the three months ended September 30, 2014 and 2013 was $2.7 million and $9.9 million, respectively, representing effective tax rates of 30.0% and 36.9%, respectively.  The income tax provision for the nine months ended September 30, 2014 and 2013 was $24.7 million and $24.9 million respectively, representing effective tax rates of 42.7% and 35.2%, respectively.  The Company’s effective tax rate for the three and nine months ended September 30, 2014 differed from the statutory rate primarily due to unbenefited domestic losses. The Company’s effective tax rate may change over time as the amount or mix of income and taxes changes amongst the jurisdictions in which the Company is subject to tax.

As of September 30, 2014 and December 31, 2013, the Company has unrecognized tax benefits, excluding penalties and interest, of approximately $31.7 million and $32.7 million, respectively, of which $13.8 million and $14.1 million, if recognized, would result in a reduction of the Company’s effective tax rate. The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes. As of September 30, 2014 and December 31, 2013, approximately $3.9 million and $3.8 million, respectively, of accrued interest and penalties related to uncertain tax positions was included in other long-term liabilities on the unaudited condensed consolidated balance sheets. Penalties and interest related to unrecognized tax benefits of $0.2 million were recorded in the provision for income taxes during the three and nine months ended September 30, 2014. Penalties and interest related to unrecognized tax benefits of $0.3 million and $(0.1) million were recorded during the three and nine months ended September 30, 2013, respectively.

The Company files tax returns in the United States, which include federal, state and local jurisdictions, and many foreign jurisdictions with varying statutes of limitations. The Company considers Germany, the United States and Switzerland to be its significant tax jurisdictions.  The tax years 2009 to 2013 are open tax years in these significant jurisdictions. During the three months ended March 31, 2014, the Company settled a tax audit in the United States for the tax year 2010.  The amount of the settlement was immaterial to the condensed consolidated financial statements.  Tax years 2011 to 2013 remain open for examination in the United States.

10.      Commitments and Contingencies

Legal

Lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. The Company believes the outcome of these proceedings, individually and in the aggregate, will not have a material impact on the Company’s financial position or results of operations. As of September 30, 2014 and December 31, 2013, accruals recorded for such potential contingencies were immaterial to the condensed consolidated financial statements.

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

The Company has been advised that the ICAC has completed its review and does not plan to take any action against the Company. The Company is engaged in discussions with Staff of the SEC to resolve the matters under investigation. During the three months ended September 30, 2014, the Company accrued $2.4 million recorded within Interest and Other Income (Expense), net in the accompanying condensed consolidated statements of income and comprehensive income representing the Company’s best estimate of probable loss associated with this matter. The Company will continue to evaluate the accrual pending final resolution of the investigation and the related discussions with the SEC and DOJ.

Letters of Credit and Guarantees

At September 30, 2014 and December 31, 2013, the Company had bank guarantees of $145.7 million and $171.2 million, respectively, for its customer advances. These arrangements guarantee the refund of advance payments received from customers in the event that the merchandise is not delivered or warranty obligations are not fulfilled in compliance with the terms of the contract. These guarantees affect the availability of the Company’s lines of credit.

11.       Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) refers to revenues, expenses, gains and losses that under U.S. GAAP are included in other comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to shareholders’ equity, net of tax. The Company’s other comprehensive income (loss) is composed primarily of foreign currency translation adjustments and changes in the funded status of defined benefit pension plans. The following is a summary of comprehensive income (loss) (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Consolidated net income	$6.3	$16.9	$33.1	$45.9
Foreign currency translation adjustments	(84.1)	37.6	(84.7)	12.3
Pension liability adjustments	1.1	(1.0)	1.0	0.7
Other	—	—	0.3	—
Net comprehensive income (loss)	(76.7)	53.5	(50.3)	58.9
Less: Comprehensive income (loss) attributable to noncontrolling interests	0.8	0.3	2.5	1.0
Comprehensive income (loss) attributable to Bruker Corporation	$(77.5)	$53.2	$(52.8)	$57.9

The following is a summary of the components of accumulated other comprehensive income (loss), net of tax, at September 30, 2014 (in millions):

	Foreign Currency Translation	Pension Liability Adjustment	Accumulated Other Comprehensive Income
Balance at December 31, 2013	$197.6	$(15.2)	$182.4
Other comprehensive income (loss) before reclassifications	(84.7)	1.0	(83.7)
Balance at September 30, 2014	$112.9	$(14.2)	$98.7

12.       Noncontrolling Interests

Noncontrolling interests represent the minority shareholders’ proportionate share of the Company’s majority owned subsidiaries. The following table sets forth the changes in noncontrolling interests (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance at beginning of period	$5.1	$3.8	$4.1	$3.1
Net income	0.8	0.3	2.5	1.0
Cash payments to noncontrolling interests	—	(0.6)	(1.1)	(0.6)
Other	(0.3)	—	0.1	—
Balance at end of period	$5.6	$3.5	$5.6	$3.5

13.       Other Charges

The components of Other Charges were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Professional fees incurred in connection with internal investigation	$0.3	$0.7	$3.1	$5.3
Acquisition-related charges	1.2	1.1	2.1	1.6
Information technology transformation costs	1.1	—	2.4	—
Restructuring charges	2.8	8.6	7.0	13.6
Long-lived asset impairments	6.9	—	6.9	—
Factory relocation costs	—	0.1	—	0.6
Other charges	$12.3	$10.5	$21.5	$21.1

Beginning in the fourth quarter of 2012 and continuing in 2013 and 2014, the Company commenced productivity improvement initiatives at both BSI and BEST in an effort to better optimize its operations.  These restructuring initiatives include the divestiture of certain non-core businesses, outsourcing of various manufacturing activities, transferring or ceasing operations at certain facilities and an overall right-sizing within the Company based on the then current business environments.

The Company recorded total restructuring charges during the three and nine months ended September 30, 2014 of $16.2 million and $29.3 million, respectively, related to these initiatives, all within BSI.  For the three months ended September 30, 2014, the charges consisted of $10.1 million of inventory provisions for excess inventory, $4.1 million of severance costs and $2.0 million of exit related costs, such as professional service and facility exit charges. For the nine months ended September 30, 2014, the charges consisted of $12.1 million of inventory provisions for excess inventory, $11.3 million of severance costs and $5.9 million of exit related costs. During the three and nine months ended September 30, 2014, the Company has recorded restructuring charges of $13.4 million and $22.3 million, respectively, as a component of Cost of Revenue and $2.8 million and $7.0 million, respectively, as a component of Other Charges in the accompanying condensed consolidated statement of income and comprehensive income.

In July 2014, the Company’s Board of Directors approved a plan (the Plan) to divest certain assets and implement a restructuring program in the CAM division within the Bruker CALID Group. The Plan was developed as a result of management’s conclusion that the CAM business would be unable to achieve acceptable financial performance in the next two years. Divestment and restructuring actions in connection with the Plan are expected to result in a reduction of CAM’s employee headcount by approximately 200 people. Restructuring and other one-time charges in connection with the Plan through the first half of 2015, including costs recorded in the third of quarter of 2014, are expected to be between $25 and $30 million, of which $8 to $11 million relate to employee separation and facility exit costs, and $17 to $19 million are estimated for inventory write-downs and asset impairments. The current expected restructuring and other one-time charges in connection with the Plan are lower than previously announced due to divestiture activity noted below.

Included in the total restructuring charges discussed above are restructuring expenses recorded during the third quarter of 2014 specifically related to the Plan of $13.1 million, consisting of $10.1 million for inventory write-downs and $3.0 million of severance and exit costs, of which $11.1 was recorded as a component of Cost of Revenue and $2.0 million as a component of Other Charges, net in the accompanying condensed consolidated statement of income and comprehensive income.  The Company determined the approval of the Plan was an indicator requiring the evaluation of the long-lived assets, which included property, plant and equipment and definite-lived intangible assets, within the CAM division for recoverability. The Company performed a valuation during the three months ended September 30, 2014 and determined that certain long-lived assets were impaired. The Company recorded an impairment charge of $6.9 million in the three and nine months ended September 30, 2014, consisting of $5.5 million of property, plant and equipment, and $1.4 million of definite-lived intangible assts. This impairment charge is included as a component of Other Charges in the accompanying condensed consolidated statement of income and comprehensive income.

In addition, in September 2014 the Company divested the assets of the CAM division’s Inductively Coupled Plasma-Mass Spectrometry (ICP-MS) product line.  The gain on sale of the product line of $8.7 million has been recorded as part of Interest and Other Income (Expense), net within the accompanying condensed consolidated statement of income and comprehensive income.

Please see Note 17 — Subsequent Events, for information regarding activity subsequent to September 30, 2014 related to the Plan.

The following table sets forth the changes in the restructuring reserves for the nine months ended September 30, 2014 (in millions):

	Total	Provisions for Excess Inventory	Severance	Exit Costs
Balance at December 31, 2013	$11.5	$2.0	$8.4	$1.1
Restructuring charges	29.3	12.1	11.3	5.9
Cash payments	(16.1)	(0.1)	(10.0)	(6.0)
Non-cash adjustments	(3.9)	(2.2)	(1.4)	(0.3)
Foreign currency effect	(0.8)	(0.1)	(0.6)	(0.1)
Balance at September 30, 2014	$20.0	11.7	$7.7	$0.6

14.       Interest and Other Income (Expense), Net

The components of interest and other income (expense), net, were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest expense, net	$(3.2)	$(3.2)	$(9.3)	$(9.4)
Exchange gains (losses) on foreign currency transactions	0.5	(1.7)	(1.1)	(6.8)
Gain on disposal of product line	8.7	—	9.0	0.9
Other	(1.9)	0.2	(1.7)	(1.1)
Interest and other income (expense), net	$4.1	$(4.7)	$(3.1)	$(16.4)

15.       Business Segment Information

The Company has two reporting segments, BSI and BEST, as discussed in Footnote 1 to the condensed consolidated financial statements.

Revenue and operating income by reporting segment are presented below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
BSI	$383.4	$410.6	$1,198.8	$1,198.5
BEST	40.0	32.5	116.2	100.8
Eliminations (a)	(3.6)	(4.1)	(14.1)	(12.0)
Total revenue	$419.8	$439.0	$1,300.9	$1,287.3

Operating Income (Loss):
BSI	$0.8	$33.8	$48.5	$84.0
BEST	3.9	(0.8)	11.1	6.7
Corporate, eliminations and other (b)	0.2	(1.5)	1.3	(3.5)
Total operating income	$4.9	$31.5	$60.9	$87.2

(a)            Represents product and service revenue between reportable segments.

(b)            Represents corporate costs and eliminations not allocated to the reportable segments.

Total assets by reporting segment are as follows (in millions):

	September 30,	December 31,
	2014	2013
Assets:
BSI	$1,864.9	$1,925.3
BEST	107.1	146.5
Eliminations and other (a)	(61.4)	(83.5)
Total assets	$1,910.6	$1,988.3

(a) Assets not allocated to the reportable segments and eliminations of intercompany transactions.

16.       Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements under ASC Topic 605. The new guidance was the result of a joint project between the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop common revenue standards for GAAP and International Financial Reporting Standards. The core principle of the new guidance is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 is effective prospectively for annual periods beginning after December 15, 2016, and interim periods within those years. Early application is not permitted. The Company is currently assessing the impact of adoption of the new guidance may have on its consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, an amendment to ASC Topic 205.  Under the amendment, a disposal of a component of an entity or a group of components of an entity are required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results.  The amendment also requires additional disclosures about discontinued operations as well as individually significant components of an entity that do not qualify for discontinued operations presentation in the financial statements. ASU No. 2014-08 is effective on a prospective basis for fiscal years beginning after December 15, 2014 and interim periods within annual periods beginning on or after December 15, 2015, with early adoption permitted.  The Company adopted this amendment in the second quarter of 2014 and has incorporated the guidance within its financial statements and related footnote disclosures. The adoption did not have a material impact on its condensed consolidated financial statements for the three or nine months ended September 30, 2014.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes, an amendment to ASC Topic 740 related to the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. Under this amendment, an unrecognized tax benefit is to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss, or a tax credit carryforward exists and certain criteria are met. ASU No. 2013-11 is effective for fiscal years beginning after December 15, 2013.  The Company adopted this amendment in the first quarter of 2014.  The adoption did not have a material impact on its condensed consolidated financial statements for the three or nine months ended September 30, 2014.

17.       Subsequent Events

In October 2014, as part of the Plan discussed in Note 13. Other Charges, net above, the Company divested certain assets of the Gas Chromatography and Gas Chromatography Single Quadrupole mass spectrometry products of the CAM division. The sale will be accounted for in the fourth quarter of 2014. The total assets sold and resulting gain (loss) on sale is not material to the condensed consolidated financial statements.

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

Statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which express that we “believe,” “anticipate,” “plan,” “expect,” “seek,” “estimate,” or “should,” as well as other statements, which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from those set forth in forward-looking statements. Certain factors that might cause such a difference are discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

OVERVIEW

We are organized into four operating segments: the Bruker BioSpin Group, the Bruker CALID Group, the Bruker MAT Group, and the Bruker Energy & Supercon Technologies (BEST) division.

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

For financial reporting purposes, we aggregate Bruker BioSpin, Bruker CALID and Bruker MAT operating segments into the Bruker Scientific Instruments (BSI) reporting segment, which represented approximately 92% of the Company’s revenues during the nine months ended September 30, 2014. This aggregation reflects these operating segments’ similar economic characteristics, production processes, customer services provided, types and classes of customers, methods of distribution and regulatory environments. Our BEST division is our other reporting segment and represents the remainder of our revenues.

Our diverse customer base includes life science, pharmaceutical, biotechnology and molecular diagnostic research companies, academic institutions, advanced materials and semiconductor industries and government agencies.

For the three months ended September 30, 2014, our revenue decreased by $19.2 million, or 4.4%, to $419.8 million, compared to $439.0 million for the comparable period in 2013. Reduced orders of NMR systems from governmental and academic research customers; continued weakness in semiconductor, data storage and microelectronic industries; increased competition from Japanese companies resulting from the strengthening of the U.S. Dollar and the Euro against the Japanese Yen; the effect of geopolitical uncertainty on obtaining export licenses for our products; and the restructuring initiatives and sale of the ICP-MS product line within our CAM division all contributed to the decline. We are uncertain whether the recent market conditions will continue or how our revenue derived from those market segments may be affected.

Our gross profit margin decreased to 39.9% from 44.0% during the three months ended September 30, 2014 and 2013, respectively. The lower revenue was the primary driver of the decrease. Selling, general and administrative expenses and research and development costs combined were relatively consistent with the prior year, resulting primarily from previously announced restructuring and cost containment efforts. While the actions mitigated some of the adverse effect on operating income and net income, we will take additional restructuring measures as a result of the third quarter revenue decline.

In addition to the above, we can also experience quarter-to-quarter fluctuations in our operating results as a result of factors outside our control, such as:

•                  sales of infrequent, but high value system solutions, such as the Bruker BioSpin Group’s ultra-high field magnets, the Bruker CALID Group’s fourier transform mass spectrometry systems (FTMS) and the Bruker MAT Group’s atomic force microscopy systems;

•                  the timing of governmental stimulus programs and academic research budgets;

•                  the time it takes for customers to construct or prepare their facilities for our products;

•                  the time required to obtain governmental licenses;

These factors have in the past affected the timing of recognizing revenue associated with our products and will continue to do so in the future. Accordingly, our operating results in any particular quarter may not necessarily be an indication of any future quarter’s operating performance. We are also uncertain to what extent our operations may be impacted by the recent geopolitical instability in Russia. For the nine months ended September 30, 2014, sales to customers in Russia represented approximately 1 % of our revenue, consistent with the percentage in 2013 on an annual basis.

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

For a further discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2013.  There were no significant changes to our critical accounting policies for the nine months ended September 30, 2014.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2014 compared to the Three Months Ended September 30, 2013

Consolidated Results

The following table presents our results for the three months ended September 30, 2014 and 2013 (dollars in millions, except per share data):

	Three Months Ended September 30,
	2014	2013
Product revenue	$362.2	$385.0
Service revenue	56.0	53.1
Other revenue	1.6	0.9
Total revenue	419.8	439.0

Cost of product revenue	214.6	208.6
Cost of service revenue	37.9	37.2
Total cost of revenue	252.5	245.8
Gross profit	167.3	193.2

Operating expenses:
Selling, general and administrative	108.0	105.7
Research and development	42.1	45.5
Other charges	12.3	10.5
Total operating expenses	162.4	161.7
Operating income	4.9	31.5

Interest and other income (expense), net	4.1	(4.7)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	9.0	26.8
Income tax provision	2.7	9.9
Consolidated net income	6.3	16.9
Net income attributable to noncontrolling interest in consolidated subsidiaries	0.8	0.3
Net income attributable to Bruker Corporation	$5.5	$16.6

Net income per common share attributable to Bruker Corporation shareholders:
Basic and diluted	$0.03	$0.10

Weighted average common shares outstanding:
Basic	168.0	167.0
Diluted	169.6	168.7

Revenue

For the three months ended September 30, 2014, our revenue decreased by $19.2 million, or 4.4%, to $419.8 million, compared to $439.0 million for the comparable period in 2013. Within BSI, there was a decrease in revenue in the Bruker BioSpin Group driven by lower sales within the Magnetic Resonance division. The principal drivers of this decline were reduced orders of NMR systems from governmental and academic research customers and increased competition from Japanese based companies resulting from the strengthening of the U.S. Dollar and Euro against the Japanese Yen.

The Bruker CALID Group had a decrease in revenue, particularly in the CAM division, in part due to the impact of divestiture and restructuring actions implemented during the third quarter of 2014, and in the Detection division due to delays in obtaining export licenses related to certain orders. These declines were partially offset by increases in sales of mass spectrometry products by the LSC division, including the ESI-TOF and the MALDI Biotyper.

Revenue within the Bruker MAT Group also decreased compared to the prior year. The principal drivers of this decline were: continued weakness in end market demand for our semiconductor, data storage and microelectronics products; the pricing advantage our Japanese based competitors have resulting from the strengthening of the U.S. Dollar and Euro against the Japanese Yen; and in our AXS division, reduced demand from customers in Russia as a result of the geopolitical uncertainty in the region. These declines were partially offset by revenue generated from the recently acquired line of fluorescence microscopy products.

Revenue in the BEST segment increased due to higher sales of cavity devices and low temperature superconducting wire.

Included in revenue was a decrease of approximately $1.5 million from the impact of changes in foreign exchange rates, primarily due to a strengthening of the U.S. Dollar against a number of currencies, including the Japanese Yen, and an increase of approximately $3.5 million attributable to recent acquisitions. Excluding the effect of changes in foreign exchange rates and recent acquisitions, revenue decreased by $21.2 million, or 4.8%.

Gross Profit

Gross profit for the three months ended September 30, 2014 was $167.3 million, or 39.9% of revenue, compared to $193.2 million, or 44.0% of revenue, for the three months ended September 30, 2013. Included in gross profit were various charges for amortization of acquisition-related intangible assets and other acquisition-related costs, and restructuring costs totaling $18.2 million and $5.0 million for the three months ended September 30, 2014 and 2013, respectively. Excluding these charges, our gross profit margin for the three months ended September 30, 2014 and 2013 was 44.2% and 45.1%, respectively. The lower gross profit margin is mainly attributable to an overall decline in revenue compared to the prior year, the mix of products sold and the negative effect of foreign exchange rates driven by the impact of the strengthening of the U.S. Dollar versus the Japanese Yen, as our Yen denominated revenue substantially exceeded our Yen denominated expenses.

Selling, General and Administrative

Our selling, general and administrative expenses for the three months ended September 30, 2014 increased to $108.0 million, or 25.7 % of total revenue, from $105.7 million, or 24.1% of total revenue, for the comparable period in 2013. The increase in selling, general and administrative expenses was primarily attributable to the hiring of new senior management, general and administrative spending related to certain investments, including, financial reporting system improvements and strategic advisory services, as well as expenses relating to recent acquisitions.

Research and Development

Our research and development expenses for the three months ended September 30, 2014 decreased to $42.1 million, or 10.0% of total revenue, from $45.5 million, or 10.4% of total revenue, for the comparable period in 2013. The decrease in research and development expenses was attributable to our efforts to improve the efficiency and effectiveness of our product development process.

Other Charges

Other charges were $12.3 million and $10.5 million for the three months ended September 30, 2014 and 2013, respectively.

The charges recorded for the three months ended September 30, 2014 related to the BSI segment.  The charges consisted of $0.3 million of legal and other professional service fees associated with our internal investigation and review of our operations in China, $1.2 million of acquisition-related costs, $2.8 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives, $6.9 million of long-lived asset impairment costs within the CAM division and $1.1 million of costs associated with the initial stages of a global IT transformation initiative.  The IT transformation initiative is a multi-year project aimed at updating and integrating our global ERP and HR information systems.

The charges recorded for the three months ended September 30, 2013 relate mainly to the BSI segment.  The charges consisted of $8.6 million of restructuring costs related to closing facilities and implementing outsourcing initiatives over various divisions, $1.1 million of acquisition-related costs, $0.7 million of legal and other professional service fees associated with our internal investigation and review of our operations in China and $0.1 million of costs related to factory relocations that were occurring within the BEST segment.

Operating Income

Income from operations for the three months ended September 30, 2014 was $4.9 million, resulting in an operating margin of 1.2%, compared to income from operations of $31.5 million, resulting in an operating margin of 7.2%, for the three months ended September 30, 2013.  Income from operations included restructuring costs of $16.2 million and $8.6 million during the three months ended September 30, 2014 and 2013, respectively, related to closing facilities and implementing outsourcing and other restructuring initiatives. In July 2014, our Board of Directors approved a plan (the “Plan”) to divest certain assets and implement a restructuring program in the CAM division within the Bruker CALID Group.  Restructuring costs associated with the Plan of $13.1 million represented the largest component of our restructuring charges during the during the third quarter of 2014.

The Plan was developed as a result of management’s conclusion that the CAM business would be unable to achieve acceptable financial performance in the next two years.  Divestment and restructuring actions in connection with the Plan are expected to result in a reduction of CAM’s employee headcount by approximately 200 people. Restructuring and other one-time charges in connection with the Plan through the first half of 2015, including costs recorded in the third of quarter of 2014, are expected to be between $25 and $30 million, of which $8 to $11 million relate to employee separation and facility exit costs, and $17 to $19 million are estimated for inventory write-downs and asset impairments. In addition, in September 2014 as part of the Plan, the Company divested certain assets of the ICP-MS product line.  The gain on sale of the ICP-MS product line of $8.7 million has been recorded as part of Interest and Other Income (Expense), net. A divestiture of certain assets within the CAM division was completed in October 2014. The current expected restructuring and other one-time charges in connection with the Plan are lower than previously announced due to divestiture activity.

Income from operations also included $14.8 million and $7.2 million for the three months ended September 30, 2014 and 2013, respectively, of various charges for amortization of acquisition-related intangible assets and other acquisition-related costs, legal and other professional service fees related to our internal investigation and review of our operations in China, impairment of long-lived assets and costs associated with a global information technology (IT) transformation initiative.  The largest component of this charge in the third quarter of 2014 was an asset impairment charge of $6.9 million associated with the Plan.  Excluding the charges noted above, operating margins were 8.6% and 10.8% for the three months ended September 30, 2014 and 2013, respectively.

Interest and Other Income (Expense), Net

Interest and other income (expense), net during the three months ended September 30, 2014 was income of $4.1 million, as compared to an expense of $(4.7) million for the comparable period of 2013.

During the three months ended September 30, 2014, the major components within interest and other income (expense), net were a gain on the sale of a product line of $8.7 million, partially offset by net interest expense of $3.2 million and a settlement accrual related to the ongoing review of our operations in China of $2.4 million.  During the three months ended September 30, 2013, the major components within interest and other income (expense), net were net interest expense of $3.2 million and realized and unrealized losses on foreign currency denominated transactions of $1.7 million.

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

The income tax provision for the three months ended September 30, 2014 was $2.7 million compared to $9.9 million for the three months ended September 30, 2013, representing effective tax rates of 30.0% and 36.9%, respectively. The decrease in our effective tax rate was primarily due to changes in the expected mix of earnings among tax jurisdictions.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the three months ended September 30, 2014 and 2013 was $0.8 million and $0.3 million, respectively. The net income attributable to noncontrolling interests represented the minority shareholders’ proportionate share of the net income recorded by our majority-owned indirect subsidiaries.

Net Income Attributable to Bruker Corporation

Our net income for the three months ended September 30, 2014 was $5.5 million, or $0.03 per diluted share, compared to $16.6 million, or $0.10 per diluted share, for the comparable period in 2013. The decrease was driven by lower gross margin levels, partially offset by a gain on sale of a product line and lower income tax expense.

Segment Results

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment (dollars in millions):

	Three Months Ended September 30,			Percentage
	2014	2013	Dollar Change	Change
BSI	$383.4	$410.6	$(27.2)	(6.6)%
BEST	40.0	32.5	7.5	23.1%
Eliminations (a)	(3.6)	(4.1)	0.5
	$419.8	$439.0	$(19.2)	(4.4)%

(a) Represents product and service revenue between reportable segments.

BSI Segment Revenues

For the three months ended September 30, 2014, BSI segment revenue was $383.4 million, compared to $410.6 million for the comparable period in 2013.

The Bruker BioSpin Group experienced a decrease in revenue, driven by lower sales within the Magnetic Resonance division. The principal drivers of this decline were reduced orders of NMR systems from governmental and academic research customers and increased competition from Japanese companies resulting from the strengthening of the U.S. Dollar and Euro against the Japanese Yen.

The Bruker CALID Group had a decrease in revenue, particularly in the CAM division, in part due to the impact of divestiture and restructuring actions implemented during the third quarter of 2014, and in the Detection division due to delays in obtaining export licenses related to certain orders. These declines were partially offset by increases in sales of mass spectrometry products by the LSC division, including the ESI-TOF and MALDI Biotyper products.

Revenue within the Bruker MAT Group also decreased compared to the prior year. The principal drivers of this decline were: continued weakness in end market demand for our semiconductor, data storage and microelectronics products; the pricing advantage our Japanese based competitors have resulting from the strengthening of the U.S. Dollar and Euro against the Japanese Yen; and in our AXS division, reduced demand from customers in Russia as a result of the geopolitical uncertainty in the region. These declines were partially offset by revenue generated from the recently acquired line of fluorescence microscopy products.

Included in revenue was a decrease of approximately $1.6 million from the impact of changes in foreign exchange rates, primarily due to a strengthening of the U.S. Dollar against a number of currencies, and an increase of approximately $3.5 million attributable to recent acquisitions. Excluding the effect of changes in foreign exchange rates and our recent acquisitions, revenue decreased by $29.1 million, or 7.1%.

System revenue and aftermarket revenue as a percentage of total BSI segment revenue were as follows (dollars in millions):

	Three Months Ended September 30,
	2014		2013
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System revenue	$293.3	76.5%	$328.1	79.9%
Aftermarket revenue	90.1	23.5%	82.5	20.1%
Total revenue	$383.4	100.0%	$410.6	100.0%

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

BEST Segment Revenues

BEST segment revenue increased $7.5 million, or 23.1%, to $40.0 million for the three months ended September 30, 2014, compared to $32.5 million for the comparable period in 2013. The increase in revenue was attributable to higher sales of cavity devices and low temperature superconducting wire.

System and wire revenue and aftermarket revenue as a percentage of total BEST segment revenue were as follows (dollars in millions):

	Three Months Ended September 30,
	2014		2013
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System and wire revenue	$39.1	97.8%	$31.2	96.0%
Aftermarket revenue	0.9	2.2%	1.3	4.0%
Total revenue	$40.0	100.0%	$32.5	100.0%

System and wire revenue in the BEST segment includes low and high temperature superconducting wire and superconducting devices, including magnets, linear accelerators and radio frequency cavities. Aftermarket revenues in the BEST segment consist primarily of license revenue and sales of Cuponal™, a bimetallic, non-superconducting material we sell to the power and transport industries.

Gross Profit and Operating Expenses

For the three months ended September 30, 2014, gross profit margin in the BSI segment decreased to 41.2% from 46.1% for the comparable period in 2013. Lower gross profit margins resulted primarily from the impact of restructuring costs recorded during the three months ended September 30, 2014, the impact of an overall decline in revenue compared to the prior year, the mix of products sold and a negative effect of foreign exchange rates, driven by the impact of the strengthening of the U.S. Dollar versus the Japanese Yen. BEST segment gross margin increased to 22.5% from 16.3% for the comparable period in 2013 due to the completion of certain high margin orders.

In the three months ended September 30, 2014, selling, general and administrative expenses and research and development expenses in the BSI segment decreased to $144.9 million, or 37.8% of segment revenue, from $146.8 million, or 35.8% of segment revenue. The decrease in research and development expenses was attributable to our efforts to improve the efficiency of our product development process. This was partially offset by an increase in selling, general and administrative expenses primarily attributable to hiring of new senior management, general and administrative spending related to certain investments, including, financial reporting system improvements and strategic advisory services, as well as expenses relating to recent acquisitions. Selling, general and administrative expenses and research and development expenses in the BEST segment increased to $5.2 million, or 13.0% of segment revenue, from $4.4 million, or 13.5% of segment revenue, for the comparable period in 2013. The increase was attributable to an increase in research and development costs.

Income from Operations

The following table presents income from operations and operating margins on revenue by reportable segment (dollars in millions):

	Three Months Ended September 30,
	2014		2013
	Operating Income (Loss)	Percentage of Segment Revenue	Operating Income (Loss)	Percentage of Segment Revenue
BSI	$0.8	0.2%	$33.8	8.2%
BEST	3.9	9.8%	(0.8)	(2.5)%
Corporate, eliminations and other (a)	0.2		(1.5)
Total operating income	$4.9	1.2%	$31.5	7.2%

(a) Represents corporate costs and eliminations not allocated to the reportable segments.

BSI income from operations for the three months ended September 30, 2014 was $0.8 million, resulting in an operating margin of 0.2%, compared to income from operations of $33.8 million, resulting in an operating margin of 8.2%, for the comparable period in 2013. Income from operations included $30.9 million and $14.0 million for the three months ended 2014 and 2013, respectively, of various charges for amortization of acquisition-related intangible assets and other acquisition-related costs, legal and other professional service fees related to our internal investigation and review of our operations in China, restructuring and relocation costs, impairment of long-lived assets and costs associated with our global IT transformation initiative. Excluding these costs, income from operations in the BSI reporting segment would have been $31.7 million and $47.8 million, or an operating margin of 8.3% and 11.6%, for the three months ended September 30, 2014 and 2013, respectively. Income from operations, excluding these costs, decreased as a result of lower gross margin levels, higher selling, general and administrative expenses and the negative effect of changes in foreign exchange rates, driven by the impact of the strengthening of the U.S. Dollar versus the Japanese Yen, as Yen denominated revenue substantially exceeded our Yen denominated expenses.  These increases were partially offset by lower research and development expenses.

BEST income from operations for the three months ended September 30, 2014 was $3.9 million, resulting in an operating margin of 9.8%, compared to $(0.8) million, resulting in an operating margin of (2.5)%, for the comparable period in 2013. The increase in operating margin was a result of higher gross margin levels driven by the completion of several high margin product orders, partially offset by an increase in research and development expenses.

Nine Months Ended September 30, 2014 compared to the Nine Months Ended September 30, 2013

Consolidated Results

The following table presents our results for the nine months ended September 30, 2014 and 2013 (dollars in millions, except per share data):

	Nine Months Ended September 30,
	2014	2013
Product revenue	$1,127.2	$1,119.9
Service revenue	170.7	159.3
Other revenue	3.0	8.1
Total revenue	1,300.9	1,287.3

Cost of product revenue	638.9	610.9
Cost of service revenue	114.5	107.1
Total cost of revenue	753.4	718.0
Gross profit	547.5	569.3

Operating expenses:
Selling, general and administrative	332.5	319.6
Research and development	132.6	141.4
Other charges	21.5	21.1
Total operating expenses	486.6	482.1
Operating income	60.9	87.2

Interest and other income (expense), net	(3.1)	(16.4)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	57.8	70.8
Income tax provision	24.7	24.9
Consolidated net income	33.1	45.9
Net income attributable to noncontrolling interest in consolidated subsidiaries	2.5	1.0
Net income attributable to Bruker Corporation	$30.6	$44.9

Net income per common share attributable to Bruker Corporation shareholders:
Basic and diluted	$0.18	$0.27

Weighted average common shares outstanding:
Basic	167.5	166.6
Diluted	169.5	168.4

Revenue

For the nine months ended September 30, 2014, our revenue increased by $13.6 million, or 1.1%, to $1,300.9 million, compared to $1,287.3 million for the comparable period in 2013. Within BSI, there was a slight increase in revenue in the Bruker BioSpin Group, driven by higher sales within the Pre-Clinical Imaging division across all of its product lines. Revenue within the Magnetic Resonance division was relatively consistent compared to the prior year, as the recognition of a 21 Tesla high-field magnet in the current year was offset by reduced orders of NMR systems from governmental and academic research customers and increased competition from Japanese based companies resulting from the strengthening of the U.S. Dollar and Euro against the Japanese Yen.

The Bruker CALID Group had a slight decrease in revenue from declines in the CAM division, in part due to the divestiture and restructuring actions implemented during the third quarter of 2014, and in the Detection division due to delays in obtaining export licenses related to certain orders. These declines were partially offset by increased sales of mass spectrometry products by the LSC division, including the MALDI Biotyper and ESI-TOF. The Bruker Optics division also experienced increases in revenue across a number of its product lines.

Revenue within the Bruker MAT Group also had a slight decrease compared to the same period in the prior year. The principal drivers of this decline were: continued weakness in end market demand for our semiconductor, data storage and microelectronics products; the pricing advantage our Japanese based competitors have resulting from the strengthening of the U.S. Dollar and Euro against the Japanese Yen; and in our AXS division, reduced demand from customers in Russia as a result of the geopolitical uncertainty in the region. These declines were partially offset by revenue generated from the recently acquired line of fluorescence microscopy products.

Revenue in the BEST segment increased due to higher sales of cavity devices and low temperature superconducting wire. In addition, BEST revenue during 2013 benefited from license revenue recognized on the sale of technology.

Included in revenue was an increase of approximately $8.7 million from the impact of changes in foreign exchange rates, primarily due to a weakening of the U.S. Dollar versus the Euro, partially offset by the strengthening of the U.S. Dollar versus the Japanese Yen and other currencies, and an increase of approximately $10.0 million attributable to recent acquisitions less the impact of divestitures. Excluding the effect of changes in foreign exchange rates and our recent acquisitions and divestitures, revenue decreased by $5.1 million, or 0.4%.

Gross Profit

Gross profit for the nine months ended September 30, 2014 was $547.5 million, or 42.1 % of revenue, compared to $569.3 million, or 44.2% of revenue, for the nine months ended September 30, 2013. Included in gross profit were various charges for amortization of acquisition-related intangible assets and other acquisition-related costs, and restructuring costs totaling $37.0 million and $14.9 million for the nine months ended September 30, 2014 and 2013, respectively. Excluding these charges, our gross profit margin for the nine months ended September 30, 2014 and 2013 was 44.9% and 45.4%, respectively. The lower gross profit margin was mainly attributable to the negative effect of foreign exchange rates, including the impact of the strengthening of the U.S. Dollar versus the Japanese Yen, as our Yen denominated revenues substantially exceeded our Yen denominated expenses.  In addition, the prior year included license revenue for the sale of technology in the BEST segment that had no cost of revenue.  These effects were partially offset by an increase due to changes in the mix of products sold during 2014, including a 21 Tesla high-field magnet that benefited from higher gross margins.

Selling, General and Administrative

Our selling, general and administrative expenses for the nine months ended September 30, 2014 increased to $332.5 million, or 25.6% of total revenue, from $319.6 million, or 24.8% of total revenue, for the comparable period in 2013. The increase in selling, general and administrative expenses in dollars was primarily attributable to: increased sales and marketing spending, particularly in our LSC division for our MALDI Biotyper product and for industry trade expositions; the hiring of new senior management; general and administrative spending related to certain investments, including financial reporting system improvements and strategic advisory services; higher allowance for doubtful accounts associated with certain distributor arrangements in Asia; and expenses relating to recent acquisitions. In addition, there was a negative effect due to changes in foreign exchange rates.

Research and Development

Our research and development expenses for the nine months ended September 30, 2014 decreased to $132.6 million, or 10.2% of total revenue, from $141.4 million, or 11.0% of total revenue, for the comparable period in 2013. The decrease in research and development expenses was attributable to our efforts to improve the efficiency of our product development process, partially offset by the negative effect of changes in foreign exchange rates.

Other Charges

Other charges were $21.5 million and $21.1 million for the nine months ended September 30, 2014 and 2013, respectively.

The charges recorded for the nine months ended September 30, 2014 relate to the BSI segment.  The charges consisted of $3.1 million of legal and other professional service fees associated with our internal investigation and review of our operations in China, $2.1 million of acquisition-related costs, $7.0 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives, $6.9 million of long-lived asset impairment costs within the CAM division and $2.4 million of costs associated with the initial stages of a global IT transformation initiative.

The charges recorded for the nine months ended September 30, 2013 relate mainly to the BSI segment.  The charges consisted of $13.6 million of restructuring costs related to closing facilities and implementing outsourcing initiatives in various divisions, $1.6 million of acquisition-related costs, $5.3 million of legal and other professional service fees associated with our internal investigation and review of our operations in China and $0.6 million of costs related to factory relocations within the BEST segment.

Operating Income

Income from operations for the nine months ended September 30, 2014 was $60.9 million, resulting in an operating margin of 4.7%, compared to income from operations of $87.2 million, resulting in an operating margin of 6.8% for the nine months ended September 30, 2013. Income from operations included restructuring costs of $29.3 million and $13.6 million during the nine months ended September 30, 2014 and 2013, respectively, related to closing facilities and implementing outsourcing and other restructuring initiatives, including the Plan to divest certain assets and implement a restructuring program in the CAM division within the Bruker CALID Group discussed previously. During the third quarter of 2014, restructuring costs related to the Plan were $13.1 million. In addition, in September 2014 as part of the Plan, the Company divested certain assets of the ICP-MS product line.  The gain on sale of the ICP-MS product line of $8.7 million has been recorded as part of Interest and Other Income (Expense), net. A divestiture of certain assets within the CAM division was completed in October 2014.

Income from operations also included $30.5 million and $23.4 million for the three months ended September 30, 2014 and 2013, respectively, for various charges for amortization of acquisition-related intangible assets and other acquisition-related costs, legal and other professional service fees related to our internal investigation and review of our operations in China, impairment of long-lived assets and costs associated with a global information technology transformation initiative.  Included in these charges for the third quarter of 2014 was an asset impairment charge of $6.9 million associated with the Plan. Excluding the above charges, operating margins were 9.3% and 9.6% for the nine months ended September 30, 2014 and 2013, respectively.

Interest and Other Income (Expense), Net

Interest and other income (expense), net during the nine months ended September 30, 2014 was an expense of $(3.1) million, versus an expense of $(16.4) million for the comparable period of 2013.

During the nine months ended September 30, 2014, the major components within interest and other income (expense), net were net interest expense of $9.3 million and a settlement accrual related to the ongoing review of our operations in China of $2.4 million, partially offset by gains on the sale of product lines of $9.0 million driven by the divestiture of the ICP-MS product line noted above. During the nine months ended September 30, 2013, the major components within interest and other income (expense), net were net interest expense of $9.4 million, realized and unrealized losses on foreign currency denominated transactions of $6.8 million and other expenses of $1.1 million, partially offset by a $0.9 million gain on the sale of a product line.

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

The income tax provision for the nine months ended September 30, 2014 was $24.7 million compared to $24.9 million for the nine months ended September 30, 2013, representing effective tax rates of 42.7% and 35.2%, respectively. The increase in our effective tax rate was primarily due to expected unbenefited losses associated with the planned actions at our CAM division.  That impact was offset slightly by changes in the expected mix of earnings among tax jurisdictions.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the nine months ended September 30, 2014 was $2.5 million compared to $1.0 million for the comparable period of 2013. The net income attributable to noncontrolling interests represented the minority shareholders’ proportionate share of the net income recorded by our majority-owned indirect subsidiaries.

Net Income Attributable to Bruker Corporation

Our net income for the nine months ended September 30, 2014 was $30.6 million, or $0.18 per diluted share, compared to $44.9 million, or $0.27 per diluted share, for the comparable period in 2013. The decrease was primarily due to lower gross margin levels and a higher effective tax rate, partially offset by gains on the sale of product lines in 2014.

Segment Results

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment (dollars in millions):

	Nine Months Ended September 30,			Percentage
	2014	2013	Dollar Change	Change
BSI	$1,198.8	$1,198.5	$0.3	0.0%
BEST	116.2	100.8	15.4	15.3%
Eliminations (a)	(14.1)	(12.0)	(2.1)
	$1,300.9	$1,287.3	$13.6	1.1%

(a) Represents product and service revenue between reportable segments.

BSI Segment Revenues

For the nine months ended September 30, 2014, BSI segment revenue increased by $0.3 million to $1,198.8 million, compared to $1,198.5 million for the comparable period in 2013. The Bruker BioSpin Group experienced a small increase in revenue, driven by higher sales within the Pre-Clinical Imaging division across all of its product lines. Revenue within the Magnetic Resonance division was relatively consistent compared to the prior year, as the recognition of a 21 Tesla high-field magnet in the current year was offset by reduced orders of NMR systems in governmental and academic research customers and increased competition from Japanese companies resulting from the strengthening of the U.S. Dollar and Euro against the Japanese Yen.

The Bruker CALID Group had a small decrease in revenue from declines in the CAM division, in part due to the divestiture and restructuring actions implemented during the third quarter of 2014, and in the Detection division due to delays in obtaining export licenses related to certain orders.  These declines were partially offset by increased sales of mass spectrometry products by the LSC division, including the MALDI Biotyper and ESI-TOF, and the Bruker Optics division experiencing increases in revenue across a number of its product lines.

Revenue within the Bruker MAT Group also had a small decrease compared to the prior year. The principal drivers of this decline were: continued weakness in end market demand for our semiconductor, data storage and microelectronics products; the pricing advantage our Japanese based competitors have resulting from the strengthening of the U.S. Dollar and Euro against the Japanese Yen; and in our AXS division, reduced demand from customers in Russia as a result of the geopolitical uncertainty in the region. These declines were partially offset by revenue generated from the recently acquired line of fluorescence microscopy products.

Included in this change in revenue is an increase of approximately $5.8 million from the impact of changes in foreign exchange rates, primarily due to the weakening of the U.S. Dollar versus the Euro, partially offset by the strengthening of the U.S. Dollar versus the Japanese Yen and other currencies, and an increase of approximately $10.0 million attributable to recent acquisitions and a divestiture. Excluding the effect of changes in foreign exchange rates and the recent acquisitions and divestiture, revenue decreased by $15.5 million, or 1.3%.

System revenue and aftermarket revenue as a percentage of total BSI segment revenue were as follows (dollars in millions):

	Nine Months Ended September 30,
	2014		2013
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System revenue	$941.3	78.5%	$965.2	80.5%
Aftermarket revenue	257.5	21.5%	233.3	19.5%
Total revenue	$1,198.8	100.0%	$1,198.5	100.0%

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

BEST Segment Revenues

BEST segment revenue increased by $15.4 million, or 15.3%, to $116.2 million for the nine months ended September 30, 2014, compared to $100.8 million for the comparable period in 2013. The increase in revenue was primarily attributable to higher sales of cavity devices and low temperature superconducting wire. In addition, revenue in 2013 benefited from license revenue recognized on the sale of technology.

System and wire revenue and aftermarket revenue as a percentage of total BEST segment revenue were as follows (dollars in millions):

	Nine Months Ended September 30,
	2014		2013
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System and wire revenue	$113.2	97.4%	$91.5	90.8%
Aftermarket revenue	3.0	2.6%	9.3	9.2%
Total revenue	$116.2	100.0%	$100.8	100.0%

System and wire revenue in the BEST segment includes low and high temperature superconducting wire and superconducting devices, including magnets, linear accelerators and radio frequency cavities. Aftermarket revenues in the BEST segment consist primarily of license revenue and sales of Cuponal™, a bimetallic, non-superconducting material we sell to the power and transport industries.

Gross Profit and Operating Expenses

For the nine months ended September 30, 2014, the gross profit margin in the BSI segment decreased to 43.4% from 45.8% for the comparable period in 2013. Lower gross profit margins resulted primarily from restructuring charges recorded during the nine months ended September 30, 2014 related to closing facilities and implementing outsourcing and other restructuring initiatives, and the negative effect of foreign exchange rates, including the impact of the strengthening of the U.S. Dollar versus the Japanese Yen. These declines were partially offset by an increase due to changes in the mix of products sold, including a 21 Tesla high-field magnet that benefited from higher gross margins.  The BEST segment gross profit margin decreased to 22.0% from 23.6% for the comparable period in 2013.  Lower gross margins resulted primarily from license revenue recognized in 2013 on the sale of technology, which had no cost of revenue.

In the nine months ended September 30, 2014, selling, general and administrative expenses and research and development expenses in the BSI segment were $450.5 million, or 37.6% of segment revenue, compared to $446.1 million, or 37.2% of segment revenue, for the nine months ended September 30, 2013.  The increase reflects: higher sales and marketing spending, particularly in our LSC division for our MALDI Biotyper product and industry trade expositions; the hiring of new senior management; general and administrative spending related to certain investments, including financial reporting system improvement and strategic advisory services; higher allowance for doubtful accounts associated with certain distributor arrangements in Asia; and expenses due to recent acquisitions. In addition, there was a negative effect due to changes in foreign exchange rates. These increases were partially offset by research and development expense reductions attributable to our efforts to improve the efficiency of our product development process. Selling, general and administrative expenses and research and development expenses in the BEST segment remained relatively consistent at $14.6 million, or 12.6% of segment revenue for the nine months ended September 30, 2014, compared to $14.9 million, or 14.8% of segment revenue for the comparable period in 2013.

Income from Operations

The following table presents income from operations and operating margins on revenue by reportable segment (dollars in millions):

	Nine Months Ended September 30,
	2014		2013
	Operating Income (Loss)	Percentage of Segment Revenue	Operating Income (Loss)	Percentage of Segment Revenue
BSI	$48.5	4.0%	$84.0	7.0%
BEST	11.1	9.6%	6.7	6.6%
Corporate, eliminations and other (a)	1.3		(3.5)
Total operating income	$60.9	4.7%	$87.2	6.8%

(a) Represents corporate costs and eliminations not allocated to the reportable segments.

BSI income from operations for the nine months ended September 30, 2014 was $48.5 million, resulting in an operating margin of 4.0%, compared to income from operations of $84.0 million, resulting in an operating margin of 7.0% for the comparable period in 2013. Income from operations included $59.6 million and $34.5 million for the nine months ended 2014 and 2013, respectively, of various charges for amortization of acquisition-related intangible assets and other acquisition-related costs, legal and other professional service fees related to our internal investigation and review of our operations in China, restructuring and relocation costs and costs associated with a global IT transformation initiative. Excluding these costs, income from operations in the BSI reporting segment would have been $108.1 million and $118.5 million, or operating margins of 9.0% and 9.9%, for the nine months ended September 30, 2014 and 2013, respectively. Income from operations, excluding these costs, decreased as a result of the negative effect of changes in foreign exchange rates, including the impact the strengthening of the U.S. Dollar versus the Japanese Yen as our Yen denominated revenues substantially exceeded our Yen denominated expenses, and an increase in selling, general and administrative expenses.  These increases were partially offset by a decrease in research and development expenses.

BEST income from operations for the nine months ended September 30, 2014 was $11.1 million, resulting in an operating margin of 9.6%, compared to $6.7 million, resulting in an operating margin of 6.6%, for the comparable period in 2013. The increase in operating margin was the result of higher overall revenue levels and relatively consistent levels of selling, general and administrative expenses and research and development expenses, partially offset by license revenue recognized in 2013 on the sale of technology, which had no cost of revenue.

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

During the nine months ended September 30, 2014, net cash provided by operating activities was $45.0 million, resulting from consolidated net income adjusted for non-cash items of $112.5 million, partially offset by an increase in working capital of $67.5 million. The increase in working capital for the nine months ended September 30, 2014 is primarily due to an increase in inventory needed to fulfill shipments in the fourth quarter of 2014 and long lead time items. Customer advances also decreased because of the difference in the timing between receipt of customer acceptances, such as obtaining acceptance during the year on a 21 Tesla high-field magnet in the Bruker BioSpin Group and completion of certain orders in the BEST segment which had larger customer advances, and advance payments on new orders received. Income tax payments made during the year also contributed to the increase in working capital. These uses of cash were partially offset by cash generated through an increase in accounts payable and a decrease in accounts receivable. Improved vendor payment practices were the primary driver of the accounts payable increase. The decrease in accounts receivable balances was predominantly the result of lower third quarter revenue levels and improvements in collections and customer credit management practices. During the nine months ended September 30, 2013, net cash provided by operating activities was $13.6 million, resulting primarily from consolidated net income adjusted for non-cash items of $112.3 million, partially offset by an increase in working capital of $98.7 million. The increase in working capital for the nine months ended September 30, 2013 was driven by increased inventory and accounts receivable levels, as well as a decrease in customer advances.

During the nine months ended September 30, 2014, net cash used in investing activities was $135.7 million, compared to net cash used in investing activities of $51.6 million during the nine months ended September 30, 2013. Cash used in investing activities during the nine months ended September 30, 2014 was primarily attributable to purchases of short-term investments of $120.8 million and capital expenditures, net, of $23.8 million, partially offset by proceeds from the sale of product lines of $12.8 million.   Cash used in investing activities during the nine months ended September 30, 2013 was primarily attributable to $40.5 million of capital expenditures, net and $11.6 million used for acquisitions.

During the nine months ended September 30, 2014, net cash provided by financing activities was $6.2 million, compared to net cash provided by financing activities of $24.8 million during the nine months ended September 30, 2013. Cash provided by financing activities during the nine months ended September 30, 2014 was primarily attributable to $7.3 million of proceeds from the issuance of common stock in connection with stock option exercises, offset, in part, by repayment of debt of $0.7 million. Cash provided by financing activities during the nine months ended September 30, 2013 was attributable to $19.5 million of proceeds from our revolving line of credit and $8.0 million of proceeds from the issuance of common stock in connection with stock option exercises, offset, in part, by an increase in restricted cash of $1.3 million and repayment of debt of $0.8 million.

At September 30, 2014 and December 31, 2013, we had $415.8 million and $419.8 million, respectively, of foreign cash, cash equivalents and short-term investments, most significantly in the Netherlands, Switzerland, Germany and Japan, compared to a total amount of cash, cash equivalents and short-term investments at September 30, 2014 and December 31, 2013 of $442.3 million and $438.7 million, respectively.  If the cash, cash equivalents and short-term investments held by our foreign subsidiaries are needed to fund operations in the U.S., or we otherwise elect to repatriate the unremitted earnings of our foreign subsidiaries in the form of dividends or otherwise, or if the shares of the subsidiaries were sold or transferred, we would likely be subject to additional U.S. income taxes, net of the impact of any available tax credits, which could result in a higher effective tax rate in the future.  It is our intent to indefinitely reinvest unremitted earnings in our foreign subsidiaries as based on our current plans and anticipated cash needs to fund our U.S. operations, we do not foresee a need to repatriate earnings of our foreign subsidiaries.

At September 30, 2014, we had outstanding debt totaling $355.2 million, consisting of $240.0 million outstanding under the Note Purchase Agreement, $112.5 million outstanding under the revolving loan component of the Amended Credit Agreement and $2.7 million under capital lease obligations and other loans. At December 31, 2013, we had outstanding debt totaling $355.0 million, consisting of $240.0 million outstanding under the Note Purchase Agreement, $112.5 million outstanding under the revolving loan component of the Amended Credit Agreement and $2.5 million under capital lease obligations and other loans.

In May 2011, we entered into an amendment to, and restatement of, a credit agreement originally entered into in 2008, referred to as the Amended Credit Agreement. The Amended Credit Agreement provides for a revolving credit line with a maximum commitment of $250.0 million with a maturity date of May 2016. Borrowings under the revolving credit line of the Amended Credit Agreement accrue interest, at our option at either (a) the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) adjusted LIBOR plus 1.00% or (b) LIBOR, plus margins ranging from 0.80% to 1.65%. There is also a facility fee ranging from 0.20% to 0.35%.

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

The following is a summary of the maximum commitments and net amounts available to the Company under revolving loans and lines of credit as of September 30, 2014 (dollars in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
Amended Credit Agreement	1.3%	$250.0	$112.5	$7.4	$130.1
Other revolving loans	—	260.3	—	138.3	122.0
Total revolving loans		$510.3	$112.5	$145.7	$252.1

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

•                  $20.0 million 3.16% Series 2012A Senior Notes, Tranche A, due January 18, 2017;

•                  $15.0 million 3.74% Series 2012A Senior Notes, Tranche B, due January 18, 2019;

•                  $105.0 million 4.31% Series 2012A Senior Notes, Tranche C, due January 18, 2022; and

•                  $100.0 million 4.46% Series 2012A Senior Notes, Tranche D, due January 18, 2024.

As of September 30, 2014, we were in compliance with the covenants of the Amended Credit Agreement and the Note Purchase Agreement as our leverage ratio was 1.3 and our interest coverage ratio was 13.2.

As of September 30, 2014, we have approximately $49.8 million of German Trade Tax net operating losses that are carried forward indefinitely and U.S. research and development tax credits of approximately $11.6 million available to offset future tax liabilities that expire through 2033. These U.S. tax credit carryforwards are subject to limitations under provisions of the Internal Revenue Code.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements under ASC Topic 605. The new guidance was the result of a joint project between the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop common revenue standards for GAAP and International Financial Reporting Standards. The core principle of the new guidance is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 is effective prospectively for annual periods beginning after December 15, 2016, and interim periods within those years. Early application is not permitted. We are currently assessing the impact of adoption of the new guidance may have on our consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, an amendment to ASC Topic 205. Under the amendment, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results.  The amendment also requires additional disclosures about discontinued operations as well as individually significant components of an entity that do not qualify for discontinued operations presentation in the financial statements. ASU No. 2014-08 is effective on a prospective basis for fiscal years beginning after December 15, 2014 and interim periods within annual periods beginning on or after December 15, 2015, with early adoption permitted.  We adopted this amendment in the second quarter of 2014 and have incorporated the guidance within our financial statements and related footnote disclosures. The adoption did not have a material impact on our condensed consolidated financial statements for the three or nine months ended September 30, 2014.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes, an amendment to ASC Topic 740 related to the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. Under this amendment, an unrecognized tax benefit is to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss, or a tax credit carryforward exists and certain criteria are met. ASU No. 2013-11 is effective for fiscal years beginning after December 15, 2013.  We adopted this amendment in the first quarter of 2014.  The adoption did not have a material impact on our condensed consolidated financial statements for the three or nine months ended September 30, 2014.

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

Impact of Foreign Currencies

We generate a substantial portion of our revenues in international markets, principally Germany and other countries in the European Union, Switzerland and Japan, which exposes our operations to the risk of exchange rate fluctuations. The impact of currency exchange rate movement can be positive or negative in any period. Our costs related to sales in foreign currencies are largely denominated in the same respective currencies, limiting our transaction risk exposure. However, for foreign currency denominated sales in certain regions, such as Japan, where we do not incur significant costs denominated in that foreign currency, we are more exposed to the impact of foreign currency fluctuations. For sales not denominated in U.S. Dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. Dollars, it will require more of the foreign currency to equal a specified amount of U.S. Dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. Dollars than we would have received before the rate increase went into effect. If we price our products in U.S. Dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. Dollar could result in our prices not being competitive in a market where business is transacted in the local currency. Changes in foreign currency exchange rates increased our revenue by approximately 0.7% for the nine months ended September 30, 2014 and decreased our revenue for the nine months ended September 30, 2013 by approximately 0.6%.

Assets and liabilities of our foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using period-end exchange rates. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a separate component of shareholders’ equity. For the nine months ended September 30, 2014 and 2013, we recorded net losses from currency translation adjustments of $85.1 million and $12.3 million, respectively. Gains and losses resulting from foreign currency transactions are reported in interest and other income (expense), net in the consolidated statements of income and comprehensive income. Our foreign exchange losses, net were $1.1 million and $6.8 million for nine months ended September 30, 2014 and 2013, respectively.

From time to time, we have entered into foreign currency contracts in order to minimize the volatility that fluctuations in exchange rates have on our cash flows related to purchases and sales denominated in foreign currencies. Under these arrangements, we agree to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates typically with maturities of less than twelve months. These transactions are recorded at fair value with the corresponding gains and losses recorded in interest and other income (expense), net in the consolidated statements of income and comprehensive income. At September 30, 2014 and December 31, 2013, we had foreign currency contracts with notional amounts aggregating $107.5 million and $95.9 million, respectively. We will continue to evaluate our currency risks and in the future may utilize foreign currency contracts more frequently as part of a transactional hedging program.

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

Impact of Commodity Prices

We are exposed to certain commodity risks associated with prices for various raw materials. The prices of copper and certain other raw materials, particularly niobium tin, used to manufacture superconductors have increased significantly over the last decade. Copper and niobium tin are the main components of low temperature superconductors and continued commodity price increases for copper and niobium as well as other raw materials may negatively affect our profitability. Periodically, we enter into commodity forward purchase contracts to minimize the volatility that fluctuations in the price of copper have on our sales of these products. At September 30, 2014 and December 31, 2013, we had fixed price commodity contracts with notional amounts aggregating $3.6 million and $3.4 million, respectively. We will continue to evaluate our commodity risks and may utilize commodity forward purchase contracts more frequently in the future.

Inflation

We do not believe inflation had a material impact on our business or operating results during any of the periods presented.

ITEM 4.                                       CONTROLS AND PROCEDURES

We have established disclosure controls and procedures that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) by others within our organization. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2014. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Beginning in the fourth quarter of 2012, and continuing in 2013 and 2014, we have been pursuing a number of strategies to improve our financial performance, including implementing various productivity improvement initiatives at both BSI and BEST in an effort to better optimize our operations.  These initiatives include the divestiture of certain non-core businesses, outsourcing of various manufacturing activities and transferring or ceasing operations at certain facilities.  In addition, in the third quarter of 2014 we implemented a targeted plan to divest certain product lines and implement a restructuring program in the CAM division of the Bruker CALID Group in order to improve our operating performance and, during September and October 2014, we divested certain assets related to product lines within the CAM division. These divestment and restructuring actions are expected to result in a reduction of employee headcount by approximately 200 people and to lead to CAM-related restructuring and other one-time charges totaling approximately $25 to $30 million in the second half of 2014 and the first half of 2015, of which we recorded $20.0 million of costs in the third quarter of 2014.

We may not be able to successfully implement these strategies, and these efforts may not result in the expected improvement in our margins, profitability or cash flow. Anticipated benefits to our operating and financial performance might be reduced or delayed as a result of difficulties in implementing these initiatives, which may include complications in the transfer of assets and production knowledge, loss of key employees and/or customers, the disruption of ongoing business and possible inconsistencies in standards, controls and procedures. Implementation costs also might exceed our expectations and further cost reduction measures might become necessary, resulting in additional future charges. These restructuring actions may also have unintended consequences, such as attrition beyond our intended reduction in workforce, reduced employee morale and loss of customer relationships. We also may undertake additional restructuring activities in the future. Because of these and other factors, we cannot predict whether we will realize the purpose and anticipated benefits of our restructuring and related measures, and if we do not, our business and results of operations may be adversely affected.

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
101

The following materials from the Bruker Corporation Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed

Consolidated Statements of Income and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) Notes to the Condensed Consolidated Financial Statements(2)

(1)         Filed herewith.

(2)         Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUKER CORPORATION

Date: November 7, 2014	By:	/s/ FRANK H. LAUKIEN, PH.D.
Frank H. Laukien, Ph.D. President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 7, 2014	By:	/s/ CHARLES F. WAGNER, JR.
Charles F. Wagner, Jr. Executive Vice President and Chief Financial Officer (Principal Financial Officer)