Form 10-K
period 2014-12-31
BRUKER CORP
filed 2015-02-27
CIK 1109354

Use these links to rapidly review the document

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the fiscal year ended December 31, 2014
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2014 (the last business day of the registrant's most recently completed second fiscal quarter) was $2,668,510,066, based on the reported last sale price on the Nasdaq Global Select Market. This amount excludes an aggregate of 58,101,958 shares of common stock held by officers and directors and each person known by the registrant to own 10% or more of the outstanding common stock of the registrant as of June 30, 2014. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant. The number of shares of the registrant's common stock outstanding as of February 19, 2015 was 168,559,338.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the information required by Part III of this report (Items 10, 11, 12, 13 and 14) are incorporated by reference from the registrant's definitive Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed within 120 days of the close of the registrant's fiscal year.

BRUKER CORPORATION

ANNUAL REPORT ON FORM 10-K

        Any statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Without limiting the foregoing, the words believes, anticipates, plans, expects, seeks, estimates, should and similar expressions are intended to identify forward-looking statements. Any forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties. The factors that could cause actual future results to differ materially from current expectations include, but are not limited to, risks and uncertainties related to adverse changes in the economic and political conditions in the countries in which we operate, the integration of businesses we have acquired or may acquire in the future, changing technologies, product development and market acceptance of our products, the cost and pricing of our products, manufacturing, competition, dependence on collaborative partners and key suppliers, capital spending and government funding policies, changes in governmental regulations, intellectual property rights, litigation, exposure to foreign currency fluctuations and other factors, many of which are described in more detail in this Annual Report on Form 10-K under Item 1A. "Risk Factors" and from time to time in other filings we may make with the Securities and Exchange Commission. While the Company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the Company's estimates change, and readers should not rely on those forward-looking statements as representing the Company's views as of any date subsequent to the date of the filing of this report.

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

PART I

ITEM 1    BUSINESS

Our Business

        We are a designer and manufacturer of proprietary life science and materials research systems and associated products that address the rapidly evolving needs of a diverse array of customers in life science research, pharmaceuticals, applied markets, nanotechnology, cell biology, clinical research, microbiology and in-vitro diagnostics. Our technology platforms include magnetic resonance technologies, mass spectrometry technologies, gas and liquid chromatography triple quadruple mass spectrometry technologies, X-ray technologies, spark-optical emission spectroscopy, atomic force microscopy, stylus and optical metrology technology, fluorescence optical microscopy, and infrared and Raman molecular spectroscopy technologies. We manufacture and distribute a broad range of field analytical systems for chemical, biological, radiological, nuclear and explosives, or CBRNE, detection. We also design, manufacture and market high and low temperature superconducting materials and devices based primarily on metallic low temperature superconductors. Our corporate headquarters are located in Billerica, Massachusetts. We maintain major technical and manufacturing centers in Europe and North America, and we have sales offices located throughout the world.

Business Segments

        We have two reporting segments, Bruker Scientific Instruments (BSI), which represents approximately 93% of our revenues during the year ended December 31, 2014, and Bruker Energy & Supercon Technologies (BEST), which represents the remainder of our revenues. Within BSI, we are organized into three operating segments: the Bruker BioSpin Group, the Bruker CALID Group and the Bruker Nano Group (formerly called the Bruker MAT Group). For financial reporting purposes, the Bruker BioSpin, Bruker CALID and Bruker Nano operating segments are aggregated into the BSI reporting segment because each has similar economic characteristics, production processes, service offerings, types and classes of customers, methods of distribution and regulatory environments.

BSI Segment

  Bruker BioSpin Group

        The Bruker BioSpin Group combines the Bruker Magnetic Resonance and Preclinical Imaging divisions and designs, manufactures and distributes enabling life science tools based on magnetic resonance technology. Magnetic resonance is a natural phenomenon occurring when a molecule placed in a magnetic field gives off a signature radio frequency. The signature radio frequency is characteristic of the particular molecule and provides a multitude of precise chemical and structural information. Depending on the intended application, we market and sell to our customers a NMR system or an EPR system (as each defined below). Bruker BioSpin's Preclinical Imaging division manufactures and sells single and multiple modality systems using MRI, PET, SPECT, CT, MPI (each as defined below) and optical imaging technologies to preclinical markets. Bruker BioSpin's products, which have particular application in structural proteomics, drug discovery, research and food and materials science fields, provide customers with the ability to determine the structure, dynamics, and function of specific molecules, such as proteins, and to characterize and determine the composition of mixtures. The vast majority of Bruker BioSpin's revenues are generated by academic and government customers. Other customers include pharmaceutical and biotechnology companies and nonprofit laboratories, as well as chemical, food and beverage and polymer companies.

        During 2014, we launched a number of new products and technologies, including the new phase Array MRI CryoProbe for in vivo neuroimaging and the first 21 Tesla Ultra-High Field MRI with

CryoProbe for cellular and molecular research. We also launched a new release of JuiceScreener, a high-resolution Fourier transform nuclear magnetic resonance (FT-NMR) based screening system.

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

        PET is a process of creating an image from positrons after administration of a positron emitting radionuclide to the body of an animal. Annihilation of the positron produces two photons which show an angle of 180° between them, distinguishing these photons from photons originating from other sources. The PET tracer enriches in certain regions of interest within the body and gains molecular information from the animal in vivo. This has widespread applications, most importantly for oncology, inflammation, neurology and cardiovascular disorders, as well as metabolic disease, drug discovery and bone disease.

        SPECT uses a contrast agent containing radionuclides which directly emit single photons. The contrast agent enriches in certain parts of the body of an animal and generates images of the radionuclide distribution in the body. SPECT has widespread application in animal investigations in vivo, most importantly in oncology, neurology and cardiovascular disorders.

        CT is a technology based on X-rays which are used to generate a complete 3D data set. The most important applications are tissue sample analysis or non-invasive in vivo animal imaging. CT offers the highest spatial resolution of all preclinical imaging modalities and is especially useful to generate morphological information about the object or animal under investigation. CT is being used in all fields of preclinical investigations such as bone-orthopedics, cardiovascular, pulmonary, oncology, metabolism and others.

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

  Bruker CALID Group

        The Bruker CALID Group combines the Bruker Daltonics, which is a combination of the former Life Sciences and Clinical (LSC) and Chemical and Applied Markets (CAM) divisions, Bruker Detection and Bruker Optics divisions. The Bruker CALID Group primarily designs, manufactures and distributes life-science mass spectrometry instruments that can be integrated and used along with other sample preparation or chromatography instruments. These products are used in both research and clinical diagnostic settings. Mass spectrometers are sophisticated devices that measure the mass or weight of a molecule and can provide accurate information on the identity, quantity, and primary structure of molecules. Mass spectrometry based solutions often combine advanced mass spectrometry instrumentation, automated sampling and sample preparation robots, reagent kits and other disposable products used in conducting tests, or assays, and bioinformatics software. We offer mass spectrometry systems and integrated solutions for applications in multiple existing and emerging life-science markets and chemical and applied markets, including expression proteomics, clinical proteomics, metabolic and peptide biomarker profiling, drug discovery and development, molecular diagnostics research and molecular and systems biology, as well as basic molecular medicine research and clinical microbiology (for IVD use only in certain countries and certain configurations).

        We also supply various systems based on mass spectrometry, ion mobility spectrometry, infrared spectroscopy and radiological/nuclear detectors for CBRNE detection in emergency response, homeland security and defense applications. The Bruker Optics division of Bruker CALID also manufactures and distributes research, analytical and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy technologies. These products are utilized in industry, government, and academia for a wide range of applications and solutions for life science, pharmaceutical, food and agricultural analysis, quality control and process analysis applications. Infrared and Raman spectroscopy are widely used in both research and industry as simple, rapid, nondestructive and reliable techniques for applications ranging from basic sample identification and quality control to advanced research. Bruker CALID utilizes Fourier transform and dispersive Raman measurement techniques on an extensive range of laboratory and process spectrometers. The Bruker CALID Group's products are complemented by a wide range of sampling accessories and techniques, which include microanalysis, high-throughput screening, and many others, to help users find suitable solutions to analyze their samples effectively. Customers of our Bruker CALID Group include pharmaceutical, biotechnology and diagnostics companies, academic institutions, medical schools, nonprofit or for-profit forensics, food and beverage safety, environmental and clinical microbiology laboratories, and government departments and agencies.

        During 2014, we launched a number of new mass spectrometry and chromatography products, including the impact II ultra-high resolution quadruple time of flight mass spectrometer with performance improvements, and expanded the line of the FlexTM series of mass spectrometers. We also added new and expanded research-use only and IVD capabilities for the MALDI Biotyper platform. We also introduced an innovative, hand-held explosives and narcotics detector as part of our CBRNE products. We also expanded the FTIR spectrometer product line with the introduction of the TENSOR II and the VERTEX 70 FM systems.

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

  •
  ITMS—Ion trap mass spectrometry;

  •
  GC-MS—Gas chromatography-mass spectrometry systems utilizing triple-quadrupole time-of-flight mass spectrometry;

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

        FTMS systems utilize high-field superconducting magnets to offer the highest resolution, selectivity, and mass accuracy currently achievable in mass spectrometry. Our systems based on this technology often eliminate the need for time-consuming separation techniques in complex mixture analyses. In addition, our systems can fragment molecular ions to perform exact mass analysis on all fragments to determine molecular structure. FTMS systems are particularly useful for: the study of structure and function of biomolecules, including proteins, DNA and natural products; complex mixture analysis including body fluids or combinatorial libraries; high-throughput proteomics and metabolomics; and top-down proteomics of intact proteins without the need for enzymatic digestion of the proteins prior to analysis. We offer next-generation hybrid FTMS systems that combine a traditional external quadrupole mass selector and hexapole collision cell with a high-performance FTMS for further ion dissociation, top-down proteomics tools and ultra-high resolution detection.

        ITMS systems collect all ions simultaneously, which improves sensitivity relative to previous quadrupole mass spectrometers. Ion trap mass spectrometers are particularly useful for sequencing and identification based on peptide structural analysis, quantitative liquid chromatography mass spectrometry, identification of combinatorial libraries and generally enhancing the speed and efficiency of the drug discovery and development process.

        GC-MS systems combine the features of gas chromatography and mass spectrometry to identify different substances within a test sample. The two components, used together, allow for a finer degree of substance identification than either system when used separately. The result is a quantitative analysis of the components and the mass spectrum of each component. Our GC-MS systems are available in triple quadrupole configurations and can be configured with a variety of options to suit a range of applications. Our GC-MS systems have applications in food and product safety, forensics and clinical and toxicology testing and environmental, pharmaceutical and chemical analysis.

        LC-MS systems combine the separation features of liquid chromatography with the molecular identification features of mass spectrometry to separate, identify and quantify different substances within a test sample. As a complementary technique to GC-MS, which analyzes volatile compounds, LC-MS can be used to analyze a wide range of non-volatile compounds in complex samples. Our LC-MS systems are available in a wide range of configurations to suit a user's specific needs. Although primarily used for life science applications, our LC-MS systems also have applications in food and product safety, forensics and clinical and toxicology testing, as well as environmental, pharmaceutical and chemical analysis.

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

  Bruker Nano Group

        The Bruker Nano Group combines the Bruker AXS, Bruker Nano Surfaces, Bruker Nano Analytics and Bruker Elemental divisions and designs, manufactures and distributes advanced X-ray instruments that use electromagnetic radiation with extremely short wavelengths to determine the characteristics of matter and the three-dimensional structure of molecules. The Bruker Nano product portfolio comprises instruments based on X-ray fluorescence spectroscopy (XRF), X-ray diffraction, (XRD) and X-ray micro computed tomography (µCT). Bruker Nano's products also include atomic force microscopy instrumentation (AFM). Such instruments provide atomic or near atomic resolution of surface topography and mechanical, electrical and chemical information using nano scale probes. In addition, the Bruker Nano Group provides advanced fluorescence optical microscopy instruments for multi-photon, multipoint scanning confocal, high-speed 3D super-resolution studies in life science. Also, Bruker Nano provides non-contact nanometer resolution topography through white light interferometry and stylus profilometry. Bruker Nano also manufactures and markets analytical tools for electron microscopes, including energy-dispersive X-ray spectrometers (EDS), electron backscatter diffraction systems (EBSD) and µCT accessories, as well as mobile and bench-top micro X-ray fluorescence (µXRF) and total reflection X-ray fluorescence spectrometers (TXRF). Additionally, Bruker Nano manufactures and distributes handheld, portable and mobile X-ray fluorescence (HMP-XRF), spectrometry instruments and spark optical emission spectroscopy systems (spark-OES) used to analyze the concentration of elements in metallic samples. The Bruker Nano product portfolio also includes carbon, sulfur, oxygen, nitrogen and hydrogen, or CS/ONH, analyzers based on combustion or heat extraction with infrared and thermal conductivity technology. Using modular platforms, we often combine our technology applications with sample preparation tools, automation, consumables and data analysis software. These products provide customers with the ability to determine the three-dimensional structure of specific molecules, such as proteins, and to characterize and determine the composition of materials down to the dimensions used in nanotechnology. Customers of our Bruker Nano Group include biotechnology and pharmaceutical companies, nanotechnology companies, semiconductor companies, raw material manufacturers, chemical companies, academic institutions, governmental customers and other businesses involved in materials analysis.

        During 2014, we introduced an advanced online multi-element analyzer, which can analyze elemental concentrations in ores and other materials on conveyor belts in real time as well as a unique large format scanning micro X-ray fluorescence spectrometer which addresses the demand for large format scanning capabilities. We also released next generation models of several products, including Dektak XTL Stylus Profiler, SkyScan 1278, BioScope Resolve, TriboLab and S1 Titan Advanced Handheld XRF Analyzer, which expand the features and capabilities of these products. In addition we launched the Inspire AFM and the NanoForce nanoindenter products in 2014, which take Bruker into new market application areas. During 2014 we also acquired a super-resolution fluorescence microscopy business, adding super resolution capabilities to the technologies available in the Bruker Nano Surfaces division.

        Bruker Nano systems are based on the following technology platforms:

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

        XRF systems determine the elemental composition of a material and provide a full qualitative and quantitative analysis. Our XRF systems direct X-rays at a sample, and the atoms in the sample absorb the X-ray energy. The elements in the sample then emit X-rays that are characteristic for each element. The system collects the X-rays, and the software analyzes the resulting data to determine the elements that are present. Our XRF products provide automated solutions on a turn-key basis for industrial users that require automated, controlled production processes that reduce product and process cost, increase output and improve product quality. Our XRF products cover substantially all of the periodic table and can analyze solid, powder or liquid samples.

        SC-XRD systems determine the three-dimensional structures of molecules in a chemical, mineral, or biological substance being analyzed. SC-XRD systems have the capability to determine structure in both small chemical molecules and larger biomolecules. SC-XRD systems direct an X-ray beam at a solid, single crystal sample. The atoms in the crystal sample scatter the X-rays to create a precise diffraction pattern recorded by an electronic detector. Software then reconstructs a model of the structure and provides the unique arrangement of the atoms in the sample. This information on the exact arrangement of atoms in the sample is a critical part of molecular analysis and can provide insight into a variety of areas, including how a protein functions or interacts with a second molecule. Our SC-XRD systems are designed for use in the life sciences industry, academic research and a variety of other applications.

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

        CS/ONH carrier gas systems incorporate a furnace and infrared or thermal conductivity detection to analyze inorganic materials for the determination of carbon, sulfur, nitrogen, oxygen and hydrogen. Combustion and inert gas fusion analyzers are used for applications in metal production and processing, chemicals, ceramics and cement, coal processing and oil refining and semiconductors.

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

        FM products use fluorescence microscopy to determine the structure and composition of life science samples. Our products include two-photon microscopes, multipoint scanning confocal microscopes, laser illumination sources, photoactivation, photostimulation and photoablation accessories and synchronization and analysis software. Two-photon microscopes allow imaging deep into tissues and cells and are used widely in neuroscience. Multipoint scanning confocal systems allow live cell imaging with rapid acquisition of images for structural and composition analysis. In 2014, we also added super-resolution and single-molecule localization microscopy products which can break the optical diffraction limit by an order of magnitude.

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

BEST Segment

        BEST designs, manufactures and distributes superconducting materials, primarily metallic low temperature superconductors, for use in magnetic resonance imaging, nuclear magnetic resonance, fusion energy research and other applications. BEST also develops, manufactures and markets ceramic, second generation high temperature superconductors for energy technology and magnet research applications. Additionally, BEST develops, manufactures and markets sophisticated devices and complex tools based primarily on metallic low temperature superconductors that have applications in "big science" research, including radio frequency accelerator cavities and modules, power couplers and linear accelerators. BEST also manufactures and sells non-superconducting high technology tools, such as synchrotron and beamline instrumentation, principally to customers engaged in materials research and "big science" research projects. Additionally, BEST offers non-superconducting CuponalTM materials and wires, based on co-extruded copper and aluminum, used in the power and transportation industries.

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

Seasonal Nature of Business

        Historically we have higher levels of revenue in the fourth quarter of the year compared to the first, second and third quarters, which we believe is due to our customers' budgeting cycles.

Major Customers

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

BSI Segment

        Bruker BioSpin competes with companies that offer magnetic resonance spectrometers, mainly JEOL and Oxford Instruments. In the field of preclinical imaging, Bruker BioSpin competes with Perkin Elmer, Mediso, Trifoil, MR Solutions, RS2D, Visualsonics (Fuji Film) and others. Bruker CALID competes with a variety of companies that offer mass spectrometry-based systems. Bruker CALID's competitors in the life science markets and chemical and applied markets include Danaher, Agilent, GE-Healthcare, Waters, Thermo Fisher Scientific, Shimadzu, Hitachi and JEOL. In the microbiology market, we compete with Biomerieux. Bruker CALID's CBRNE detection customers are highly fragmented, and we compete with a number of companies in this area, of which the most significant competitor is Smiths Detection. Bruker CALID also competes with a variety of companies that offer molecular spectrometry-based systems, including Thermo Fisher Scientific, PerkinElmer, Agilent, Foss, ABB Bomem, Renishaw, Buchi, Shimadzu and Jasco. In addition, there are several smaller companies, specializing in various markets, with which we compete frequently. Bruker Nano competes with companies that offer analytical X-ray solutions, OES systems, AFM and SOM systems, and optical fluorescence systems, primarily Rigaku, Oxford Instruments, Agilent, Thermo Fisher Scientific, Ametek's Spectro and Edax divisions, PANalytical, Jordan Valley, Olympus, Nikon, Zeiss and Danaher's Leica business.

BEST Segment

        BEST competes with Oxford Instruments and Luvata in low temperature superconducting materials. In addition, BEST competes with Fujikura, AMSC, SuperPower (a Furukawa company), Superconductor Technologies Inc., and SuNam Co., Ltd., in the market for second generation high temperature superconducting materials, FMB Oxford in the market for synchrotron beamlines, and Xradia in the market for X-ray microscopes. BEST further competes with Zanon, Mitsubishi Electric and AES in the development and supply of accelerator cavities, with Thales, Toshiba and CPI International in the development and supply of radio frequency couplers, with Mitsubishi Heavy Industries in the development and supply of superconducting accelerator modules and with AES and Thales for electron linear accelerators.

Manufacturing and Supplies

        Several of our manufacturing facilities are certified under ISO 9001:2008 and ISO 13485, an international quality standard. We manufacture and test our magnetic resonance products at our facilities in Karlsruhe, Germany; Wissembourg, France; Zurich, Switzerland; and Billerica, Massachusetts, U.S.A. We manufacture and test our preclinical imaging products at our facilities in Ettlingen, Germany; Wissembourg, France; Kontich, Belgium; Faellenden, Switzerland; and Billerica, Massachusetts, U.S.A. We manufacture and test our mass spectrometry products, including CBRNE detection products, at our facilities in Bremen, Germany; Leipzig, Germany; and Billerica, Massachusetts, U.S.A. We manufacture and test our molecular spectroscopy products at our facilities in Ettlingen, Germany. We manufacture and test our X-ray, OES and AFM products at our facilities in Karlsruhe, Germany; Berlin, Germany; Kalkar, Germany; Madison, Wisconsin, U.S.A.; Santa Barbara, California, U.S.A.; Kennewick, Washington, U.S.A.; and Yokohama, Japan. We manufacture and test the majority of our energy and superconducting products at our facilities in Hanau, Germany; Bergisch Gladbach, Germany; Cologne, Germany; and Perth, Scotland. Manufacturing processes at our facilities in Europe and California, U.S.A. include all phases of manufacturing, such as machining, fabrication, subassembly, system assembly, and final testing. Our other facilities primarily perform high-level assembly, system integration, and final testing. We typically manufacture critical components in-house to ensure key competence. Over the last two years, we have been in the process of outsourcing the manufacturing of various non-critical components such as connectics, mechanics, circuit boards and certain electronics to third party contract manufacturers as part of our cost saving initiatives.

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

Research and Development

        We commit substantial capital and resources to internal and collaborative research and development projects in order to provide innovative products and solutions to our customers. We conduct research primarily to enhance system performance and improve the reliability of existing products, and to develop new products and solutions. We expensed $174.2 million, $190.5 million and $195.3 million in 2014, 2013 and 2012, respectively, for research and development purposes. Our research and development efforts are conducted for the relevant products within each of the operating segments, as well as in collaboration on areas such as microfluidics, automation and workflow management software. We have been the recipient of government grants from Germany and the U.S. for various projects related to early-stage research and development. We have generally retained, at a minimum, non-exclusive rights to any items or enhancements we develop under these grants. The German government requires that we use and market technology developed under grants in order to retain our rights to the technology. We have also accepted some sponsored research contracts from private sources.

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

        The Bruker CALID Group maintains technical competencies in core mass spectrometry technologies and capabilities, including: MALDI, ESI, EI/CI ion sources; TOF, TOF/TOF, ion traps, FTMS and quadrupole analyzers; bioinformatics; and related software. Recent projects include an integrated multidimensional solution for proteomics that provides enhanced protein identification, structural information and distribution and quantitative information. The Bruker CALID Group also maintains technical competencies in core vibrational spectroscopy technologies and capabilities, including FT-IR, NIR, and Raman. Recent projects include the LUMOS FT-IR Microscope, which is Bruker Optics' next generation microscope that combines high performance for visual inspection and infrared spectral analysis with high comfort in use.

        The Bruker Nano Group maintains technical competencies in core X-ray technologies and capabilities, including detectors used to sense X-ray and X-ray diffraction patterns, X-ray sources and optics that generate and focus the X-rays, robotics and sample handling equipment that holds and manipulates the experimental material, and software that generates the structural data. Recent projects include refining next-generation high brilliancy optics and microsources, developing new high-power X-ray sources for X-ray diffraction and protein crystallography applications, developing a TXRF system for trace element analysis in semiconductor metrology, developing a new large solid angle, high-resolution, high-throughput energy dispersive X-ray detector for microanalysis, creating a high sensitivity area detector system and developing other solution-based technologies and software applications, including a product for X-ray scattering investigations of protein crystals. The Bruker Nano Group also has competencies in AFM technology, with recent innovations including faster scanning and higher resolution imaging and nano-scale electrical and nano-mechanical characterization. The Bruker Nano Group technologies also include optical fluorescence two-photon microscopy, multipoint scanning microscopy and high-speed, 3D super-resolution florescence microscopy.

BEST Segment

        The research and development performed in the BEST segment is primarily conducted at our facilities in Hanau, Bergisch Gladbach, Cologne and Alzenau, Germany. BEST maintains technical competencies in the production and development of low and high temperature superconducting materials and devices.

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

Government Regulation

        We are required to comply with federal, state, and local environmental protection regulations. We do not expect this compliance to have a significant impact on our capital spending, earnings or competitive position.

        Prior to introducing a product in the U.S., our Bruker AXS subsidiary provides notice to the FDA, in the form of a Radiation Safety Initial Product Abbreviated Report, which provides identification information and operating characteristics of the product. If the FDA finds that the report is complete, it provides approval in the form of what is known as an accession number. Bruker AXS may not market a product until it has received an accession number. In addition, Bruker AXS submits an annual report to the FDA that includes the radiation safety history of all products it sells in the U.S. Bruker AXS is required to report to the FDA incidents of accidental exposure to radiation arising from the manufacture, testing, or use of any of its products. Bruker AXS also reports installations of our products to state government regulatory agencies responsible for the regulation of radiation emitting devices. For sales in Germany, Bruker AXS registers each system with the local authorities. In some countries where Bruker AXS sells systems, Bruker AXS uses the license we obtained from the federal authorities in Germany to assist it in obtaining a license from the country in which the sale occurs. In addition, as indicated above, we are subject to various other foreign and domestic environmental, health and safety laws and regulations in connection with our operations. Apart from these areas, we are subject to the laws and regulations generally applicable to businesses in the jurisdictions in which we operate.

        Our Bruker AXS subsidiary possesses low-level radiation materials licenses from the U.S. Nuclear Regulatory Commission in agreement with the State of Wisconsin for its facility in Madison, Wisconsin; from the local radiation safety authority, Gewerbeaufsichtsamt Karlsruhe, for its facility in Karlsruhe, Germany; and from the local radiation safety authority, Kanagawa Prefecture, for its facility in Yokohama, Japan, as well as from various other countries in which it sells its products. Our Bruker Daltonics subsidiary possesses low-level radiation licenses for facilities in Billerica, Massachusetts and Leipzig, Germany. The U.S. Nuclear Regulatory Commission also has regulations concerning the exposure of our employees to radiation.

        Our MALDI Biotyper CA System is subject to regulation in the U.S. by the FDA. As such, we continually invest in our manufacturing operations and quality systems infrastructures necessary to maintain our FDA clearance. Our facilities in Billerica, Massachusetts have established quality management systems and manufacturing operations which are designed and configured to comply with the standards and requirements for in vitro diagnostic medical devices stipulated by FDA 21 CFR Part 820 and by ISO 13485:2003. The Billerica, Massachusetts manufacturing facility is registered with the FDA as a medical device manufacturing facility, which is the same location where the MALDI Biotyper System is manufactured and distributed.

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

        The investigation found evidence indicating that payments were made that improperly benefited employees or agents of government-owned enterprises in China and Hong Kong. The investigation also found evidence that certain employees of Bruker Optics in China and Hong Kong failed to comply with the Company's policies and standards of conduct. As a result, we took personnel actions, including the termination of certain individuals. We also terminated our business relationships with certain third party agents, implemented an enhanced FCPA compliance program, and strengthened the financial controls and oversight at our subsidiaries operating in China and Hong Kong. During 2011, we also initiated a review of the China operations of our other subsidiaries, with the assistance of an independent audit firm. On the basis of that review, we identified additional employees in our subsidiaries operating in China who failed to comply with our policies and standards of conduct, and took additional personnel actions at certain of our subsidiaries as a result.

        We voluntarily contacted the United States Securities and Exchange Commission ("SEC") and the United States Department of Justice ("DOJ") in August 2011 to advise both agencies of the internal investigation by the Audit Committee regarding the China operations of our Bruker Optics subsidiary. In October 2011, we also reported the existence of that internal investigation to the Hong Kong Joint Financial Intelligence Unit and Independent Commission Against Corruption ("ICAC").

        Effective December 15, 2014, we consented to the entry of an administrative cease-and-desist order (Order) by the SEC concerning violations of the books and records and internal controls provisions of the FCPA. Pursuant to the Order, we paid an aggregate amount of $2.4 million, consisting of $1.7 million in disgorgement, $0.3 million in prejudgment interest, and a $0.4 million penalty. This was recorded within Interest and Other Income (Expense), net in the accompanying consolidated statements of income and comprehensive income. We have been advised that all investigative matters have been completed as of December 31, 2014.

        For the years ended December 31, 2014, 2013 and 2012, $3.2 million, $6.1 million and $11.1 million, respectively, was recorded for legal and other professional services incurred related to the internal investigation of these matters.

Working Capital Requirements

        There are no credit terms extended to customers that would have a material adverse effect on our working capital.

        We typically recognize revenue from system sales upon customer acceptance. To effectively operate our business, we are required to hold a significant number of systems that have been shipped to customers but are not yet accepted by the customer, or finished goods in-transit. As a result, a significant percentage of our inventory represents finished goods in-transit. Finished goods in-transit were $58.6 million and $81.9 million at December 31, 2014 and 2013, respectively. We also have well-equipped applications and demonstration facilities and qualified application personnel who assist customers and provide product demonstrations in specific application areas. In total, we held $38.5 million and $48.3 million of demonstration inventory at December 31, 2014 and 2013, respectively.

Backlog

        Our backlog consists of firm orders under non-cancellable purchase orders received from customers. Total system backlog at December 31, 2014 and 2013 was approximately $877 million and $921 million, respectively. We anticipate that approximately 78% of the backlog as of December 31, 2014 will be filled in 2015. We experience variable and fluctuating revenues in the first three quarters of the year, while our fourth quarter revenues have historically been stronger than the rest of the year. As a result, backlog on any particular date can be indicative of our short-term revenue performance, but is not necessarily a reliable indicator of long-term revenue performance.

Employees

        As of December 31, 2014 and 2013, we had approximately 6,100 and 6,200 full-time employees worldwide, respectively. Of these employees, approximately 1,060 and 1,200 were located in the U.S. as of December 31, 2014 and 2013, respectively. Our employees in the U.S. are not unionized or affiliated with any labor organizations. Employees based outside the U.S. are primarily located in Europe. Several of our international subsidiaries are parties to contracts with labor unions and workers' councils. We believe that we have good relationships with our employees and the workers' councils.

        As of December 31, 2014, we had approximately 2,980 employees in production and distribution, 1,470 employees in selling and marketing and 960 employees in research and development. As of December 31, 2013, we had approximately 3,060 employees in production and distribution, 1,480 employees in selling and marketing and 1,010 employees in research and development.

Financial Information about Geographic Areas and Segments

        Financial information about our geographic areas and segments may be found in Note 19 to our Financial Statements in this annual report on Form 10-K, included as part of Item 8 to this report, which includes information about our revenues from external customers, measure of profit and total assets by reportable segment.

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

        In addition to the foreign currency exposure associated with differences between where our products are manufactured and sold by us and our competitors, our exposure to currency exchange rate fluctuations results from the currency translation exposure associated with the preparation of our consolidated financial statements, as well as from the exposure associated with transactions of our subsidiaries that are denominated in a currency other than the respective subsidiary's functional currency. While our financial results are reported in U.S. Dollars, the financial statements of many of our subsidiaries outside the U.S. are prepared using the local currency as the functional currency. During consolidation, these results are translated into U.S. Dollars by applying appropriate exchange rates. As a result, fluctuations in the exchange rate of the U.S. Dollar relative to the local currencies in which our foreign subsidiaries report could cause significant fluctuations in our reported results. Moreover, as exchange rates vary, revenue and other operating results may differ materially from our expectations.

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

        Our business and results of operations are affected by international, national and regional economic and political conditions. Many of the countries in which we operate, including the U.S., Russia, and countries in Europe, have experienced and continue to experience uncertain economic conditions. Our business or financial results may be adversely impacted by unfavorable changes in economic or political conditions in these countries, including adverse changes in interest rates or tax rates, volatile financial and commodity markets, contraction in the availability of credit in the marketplace, and changes in capital spending patterns.

        Our revenue from U.S. operations represented approximately 21% and 20% of total consolidated revenue for fiscal 2014 and 2013, respectively. Our revenue from operations in Europe represented approximately 41% and 42% of total consolidated revenue for the corresponding periods. Our revenue from operations in the Asia Pacific region represented approximately 27% and 29% of total consolidated revenue for the corresponding periods. If economic growth in the U.S. and other countries slows or does not improve, current economic conditions do not improve or deteriorate further, or if the level of government funding for scientific research is reduced, our current or potential customers may delay or reduce purchases which could, in turn, result in reductions in sales of our products, materially and adversely affecting our results of operations and cash flows.

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

        International sales account and are expected to continue to account for a significant portion of our total revenues. Our revenue from non-U.S. operations represented approximately 79% and 80% of our total consolidated revenue for fiscal 2014 and 2013, respectively. Our international operations are, and will continue to be, subject to a variety of risks associated with conducting business internationally, many of which are beyond our control. These risks, which may adversely affect our ability to achieve and maintain profitability and our ability to sell our products internationally, include:

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

  •
  limited intellectual property rights;

  •
  the burden of complying with a wide variety of complex foreign laws and treaties, including unfavorable labor regulations, specifically those applicable to our European operations; and

  •
  compliance with U.S. and local laws affecting the activities of U.S. companies abroad, including the United States Foreign Corrupt Practices Act, or FCPA, and local anti-bribery laws.

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

        Our strategy includes expanding our technology base and product offerings through selected mergers, acquisitions and strategic alliances. For example, since 2011, we have completed the acquisition of four businesses to expand our technologies and product offerings. As a result of such transactions, our financial results may differ from our own or the investment community's expectations in a given fiscal quarter, or over the long term.

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

        Since 2012, we have been pursuing a number of strategies to improve our financial performance, including implementing various productivity improvement initiatives at both BSI and BEST in an effort to streamline our operations. These initiatives include the divestiture of certain non-core businesses, outsourcing of various manufacturing activities and transferring or ceasing operations at certain facilities. In addition, in the third quarter of 2014 we implemented a targeted plan to divest certain product lines and implement a restructuring program in the former Chemical and Applied Markets (CAM) division of the Bruker CALID Group in order to improve our operating performance and, during September and October 2014, we divested certain assets related to product lines within the former CAM division. The actions in the former CAM division are expected to result in a reduction of employee headcount by approximately 180 people when completed. We recorded restructuring and impairment expenses in 2014 related to the plan in the former CAM division of $23.9 million, consisting of $9.8 million for inventory write-downs, $7.7 million of severance and exit costs, and $6.4 million of impairment losses on intangible assets and other long-lived assets.

        We may not be able to successfully implement these strategies, and these efforts may not result in the expected improvement in our margins, profitability or cash flow. Anticipated benefits to our operating and financial performance might be reduced or delayed as a result of difficulties in implementing these initiatives, which may include complications in the transfer of assets and production knowledge, loss of key employees and/or customers, the disruption of ongoing business and possible inconsistencies in standards, controls and procedures. Implementation costs also might exceed our expectations and further cost reduction measures might become necessary, resulting in additional future charges. Our ability to successfully implement these strategies and achieve our objectives will also depend on our ability to identify, attract and retain management and other personnel with the skills and experience needed to effectively manage the restructuring process and drive our operating performance improvement during and after implementation of our restructuring initiatives.

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

        We have recorded goodwill, intangible assets and other long-lived assets which must be periodically evaluated for potential impairment. We assess the realizability of the reported goodwill, intangible assets and other long-lived assets annually, as well as whenever events or changes in circumstances indicate that the assets may be impaired. These events or circumstances generally include operating losses or a significant decline in the earnings associated with the reporting segment these assets are reported within. A decline in our stock price and market capitalization may also cause us to consider whether goodwill, intangible assets and other long-lived assets may require an impairment assessment. Our ability to realize the value of these assets will depend on the future cash flows of the reporting segment in addition to how well we integrate the businesses we acquire. Including the amounts recorded in connection with the restructuring of the former CAM division, during 2014, the Company recorded impairment losses of $11.5 million for intangible assets and other long-lived assets.

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

We face substantial competition.

        We face substantial competition in a consolidating industry and we expect that competition in all of our markets will increase further. Currently, our principal competition comes from established companies providing products using existing technologies which perform many of the same functions for which we market our products. A number of our competitors have expanded their market share in recent years through business combinations. Other companies also may choose to enter our fields in the future. Our competitors may develop or market products that are more effective or commercially attractive than our current or future products or that may render our products obsolete. Competition has in the past subjected, and is likely in the future to subject, our products to pricing pressure. Many of our competitors have more experience in the market and substantially greater financial, operational, marketing and technical resources than we do, which could give them a competitive edge in areas such as research and development, production, marketing and distribution. Our ability to compete successfully will depend, in part, on our ability to develop proprietary products that reach the market in a timely manner and are technologically superior to, less expensive than, or more cost-effective than, other currently marketed products.

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

        We have manufacturing facilities located in the U.S., Europe and Japan. Many of our products are developed and manufactured at single locations, with limited alternate facilities. If we experience any significant disruption of those facilities for any reason, such as strikes or other labor unrest, power interruptions, fire, earthquakes, or other events beyond our control, we may be unable to manufacture the relevant products at previous levels or at all. During 2014, we implemented a targeted plan to divest certain product lines and implement a restructuring program in the former CAM division of the Bruker CALID Group and implemented various restructuring and outsourcing initiatives that will continue into 2015. A reduction or interruption in manufacturing could harm our customer relationships, impede our ability to generate revenues from our backlog or obtain new orders and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

        Regulations require disclosures by public companies of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. This requires the performance of due diligence to determine whether or not such minerals originate from the Democratic Republic of Congo or an adjoining country. These regulations could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products, including tantalum, tin, gold and tungsten. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes or sources of supply as a consequence of such verification activities. As our supply chain is complex and we use contract manufacturers for some of our products, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. In addition, we may encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.

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

        In addition, as a result of our international operations, we are subject to compliance with various laws and regulations, including the FCPA and local anti-bribery laws in the jurisdictions in which we do business, which generally prohibit companies and their intermediaries or agents from engaging in bribery or making improper payments to foreign officials or their agents. The FCPA also requires proper record keeping and characterization of such payments in our reports filed with the SEC. Despite maintaining policies and procedures that require our employees to comply with these laws and our standards of ethical conduct, we cannot ensure that these policies and procedures will always protect us from intentional, reckless or negligent acts committed by our employees or agents. In

December 2014, we resolved an investigation of the SEC into possible violations of the FCPA arising from past conduct of our subsidiaries operating in China, following our voluntary disclosure to the U.S. Department of Justice and the SEC in 2011 of the results of an investigation by the Audit Committee of our Board of Directors regarding these matters. In connection with the resolution, we consented to the entry of an administrative cease-and-desist order by the SEC concerning violations of the books and records and internal controls provisions of the FCPA and paid an aggregate amount of approximately $2.4 million, consisting of $1.7 million in disgorgement, $0.3 million in prejudgment interest, and a $0.4 million penalty. Additionally, we incurred legal and professional fees associated with the investigation and settlement of approximately $24.7 million. Any future investigations or violations of the FCPA or other anti-bribery laws and regulations could result in severe fines and penalties, criminal sanctions, and restrictions on our business conduct and on our ability to offer our products in one or more countries, and could also materially affect our reputation, our relationships with existing customers, distributors and agents, our ability to obtain new customers and partners and our operating results.

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

        As a result of developing and selling products which are the subject of such regulations, we have been, are, and expect to be in the future, subject to inquiries from the government agencies which enforce these regulations, including the U.S. Department of State, the U.S. Department of Commerce, the U.S. Food and Drug Administration, the U.S. Internal Revenue Service, the U.S. Department of Homeland Security, the U.S. Department of Justice, the Securities and Exchange Commission, the Federal Trade Commission, the U.S. Customs and Border Protection and the U.S. Department of Defense, among others, as well as from state or foreign governments and their departments and agencies. As a result, from time to time, the attention of our management and other resources may be diverted to attend to these inquiries. In addition, failure to comply with these regulations or obtain or maintain necessary permits and licenses could result in a variety of fines or other censures or an interruption in our business operations which may have a negative impact on our ability to generate revenues and could adversely affect our financial condition and results of operations.

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

We rely on information technology to support our operations and reporting environments. A security failure of that technology could impact our ability to operate our businesses effectively, adversely affect our financial results, impact our reputation and expose us to potential liability or litigation.

        We use information systems to carry out our operations and maintain our business records. Some systems are internally managed and some are maintained by third-party service providers. We and our service providers employ what we believe are adequate security measures. Our ability to conduct business could be materially and adversely affected if these systems or resources are compromised, damaged or fail. This could be a result of a cyber incident, natural disaster, hardware or software corruption, failure or error, telecommunications system failure, service provider error or failure, intentional or unintentional personnel actions or other disruption.

        In the ordinary course of business, we collect and store sensitive data, including intellectual property, other proprietary information and personally identifiable information. If this data is compromised, destroyed or inappropriately disclosed, it could have a material adverse effect, including damage to our reputation, loss of customers, significant expenses to address and resolve the issues, or litigation or other proceedings by affected individuals, business partners or regulatory authorities.

Our debt may adversely affect our cash flow and may restrict our investment opportunities or limit our activities.

        As of December 31, 2014, we had outstanding an aggregate principal amount of debt totaling approximately $355.0 million, including $240.0 million of senior unsecured notes, $112.5 million of long-term borrowings under our revolving loan facility and $2.5 million of other debt. We also had the ability to borrow an additional $218.2 million from our existing credit facilities. Most of our outstanding debt is in the U.S. and there are substantial cash requirements in the U.S. to service debt interest obligations, fund operations and capital expenditures, and finance potential acquisitions. Our ability to satisfy our debt obligations depends on our future operating performance and on economic, financial, competitive and other factors beyond our control. Our business may not generate sufficient cash flow to meet these obligations. If we are unable to service our debt or obtain additional financing, we may be forced to delay strategic acquisitions, capital expenditures or research and development expenditures. We may not be able to obtain additional financing on terms acceptable to us or at all. Furthermore, a majority of our cash, cash equivalents and short-term investments is generated from foreign operations, with $460.7 million, or 93% held by foreign subsidiaries as of December 31, 2014. Our financial condition and results of operations could be adversely impacted if we are unable to maintain a sufficient level of cash flow in the U.S. to address our funding requirements through (1) cash from operations, (2) efficient and timely repatriation of cash from overseas or (3) other sources obtained at an acceptable cost.

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

        We are subject to international tax risks. Distributions of earnings and other payments received from our subsidiaries may be subject to withholding taxes imposed by the countries where they are operating or are incorporated. If these foreign countries do not have income tax treaties with the U.S. or the countries where our subsidiaries are incorporated, we could be subject to high rates of withholding taxes on these distributions and payments. We could also be subject to being taxed twice on income related to operations in these non-treaty countries. Because we are unable to reduce the taxable income of one operating company with losses incurred by another operating company located in another country, we may have a higher effective income tax rate than that of other companies in our industry. The amount of the credit that we may claim against our U.S. federal income tax for foreign income taxes is subject to many limitations which may significantly restrict our ability to claim a credit for all of the foreign taxes we pay.

        We currently have reserves established on the statutory books of certain of our international legal entities. Within our audited consolidated financial statements, which have been prepared under U.S. generally accepted accounting principles, or GAAP, the potential tax liabilities associated with these reserves have been recorded as long-term deferred tax liabilities. If these reserves are challenged, and we are unable to successfully defend the need for such reserves, these liabilities could become current resulting in a negative impact to our anticipated cash flows from operations over the next twelve months.

The unpredictability and fluctuation of our quarterly results may adversely affect the trading price of our common stock.

        Our revenues and results of operations have in the past and will in the future vary from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. The primary factors that may affect us include the following:

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

        Historically we have higher levels of revenue in the fourth quarter of the year compared to the first, second and third quarters, which we believe is due to our customers' budgeting cycles. Quarter-to-quarter comparisons of our results of operations should not be relied on as an indication of our future performance. It is likely that in some future quarters, our results of operations may be below the expectations of public market analysts and investors. In this event, the price of our common stock may fall.

Existing stockholders have significant influence over us.

        As of February 19, 2015, Laukien family members, including our Chairman, President and Chief Executive Officer Frank Laukien and Director and Executive Chairman of the Bruker BioSpin Group Joerg Laukien, owned, in the aggregate, approximately 34% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change in control of our company and will make some transactions difficult to accomplish without the support of these stockholders.

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

ITEM 1B    UNRESOLVED STAFF COMMENTS

        We have not received any written comments from the staff of the Securities and Exchange Commission regarding our periodic or current reports that (1) we believe are material, (2) were issued not less than 180 days before the end of our 2014 fiscal year end, and (3) remain unresolved.

ITEM 2    PROPERTIES

        We believe that our existing principal facilities are well maintained and in good operating condition and that they are adequate for our foreseeable business needs. During the third quarter of 2014, we implemented a targeted plan to divest certain product lines and implement a restructuring program in the former CAM division of the Bruker CALID Group, as well as various restructuring and outsourcing initiatives. We will continue to assess restructuring and outsourcing initiatives and the impact on our properties in the future.

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

  •
  an owned 120,000 square foot facility, a leased 65,000 square foot facility and a leased 18,000 square foot facility in Wissembourg, France; and

  •
  a leased 50,000 square foot facility and a leased 30,000 square foot facility in Billerica, Massachusetts, U.S.A.

        Bruker CALID's four principal facilities are located in Bremen, Ettlingen and Leipzig, Germany; and Billerica, Massachusetts, U.S.A. These facilities, which incorporate manufacturing, research and development, application and demonstration, marketing and sales and administration functions for the mass spectrometry and CBRNE businesses of Bruker CALID, include:

  •
  an owned 270,500 square foot facility in Bremen, Germany;

  •
  an owned 165,000 square foot facility in Ettlingen, Germany;

  •
  an owned 155,000 square foot facility in Leipzig, Germany; and

  •
  an owned 90,000 square foot facility and a leased 26,000 square foot facility in Billerica, Massachusetts, U.S.A.

        Bruker Nano's five principal facilities are located in Karlsruhe, Berlin and Kalkar, Germany; Madison, Wisconsin, U.S.A.; and Santa Barbara, California, U.S.A. These facilities, which incorporate manufacturing, research and development, application and demonstration, marketing and sales and administration functions for the businesses of Bruker Nano, include:

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

  •
  a leased 170,000 square foot facility in Hanau, Germany;

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

        The investigation found evidence indicating that payments were made that improperly benefited employees or agents of government-owned enterprises in China and Hong Kong. The investigation also found evidence that certain employees of Bruker Optics in China and Hong Kong failed to comply with the Company's policies and standards of conduct. As a result, the Company took personnel actions, including the termination of certain individuals. The Company also terminated its business relationships with certain third party agents, implemented an enhanced FCPA compliance program, and strengthened the financial controls and oversight at its subsidiaries operating in China and Hong Kong. During 2011, the Company also initiated a review of the China operations of its other subsidiaries, with the assistance of an independent audit firm. On the basis of that review, the Company identified additional employees in Bruker subsidiaries operating in China who failed to comply with the Company's policies and standards of conduct, and took additional personnel actions at certain of its subsidiaries as a result.

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

        Effective December 15, 2014, the Company consented to the entry of an administrative cease-and-desist order (Order) by the SEC concerning violations of the books and records and internal controls provisions of the FCPA. Pursuant to the Order, the Company paid an aggregate amount of $2.4 million, consisting of $1.7 million in disgorgement, $0.3 million in prejudgment interest, and a $0.4 million penalty. This was recorded within Interest and Other Income (Expense), net in the accompanying consolidated statements of income and comprehensive income. The Company has been advised that all investigative matters have been completed as of December 31, 2014.

        In the fiscal years ended December 31, 2014, 2013 and 2012, $3.2 million, $6.1 million and $11.1 million, respectively, was recorded for legal and other professional services incurred related to the internal investigation of these matters.

ITEM 4    MINE SAFETY DISCLOSURE

        Not applicable.

PART II

ITEM 5    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices

        Our common stock is traded on the Nasdaq Global Select Market under the symbol "BRKR." The following table sets forth, for the period indicated, the high and low sales prices for our common stock as reported on the Nasdaq Global Select Market:

	High	Low
First Quarter 2014	$24.40	$19.06
Second Quarter 2014	24.93	19.73
Third Quarter 2014	24.90	18.42
Fourth Quarter 2014	21.05	17.26
First Quarter 2013	$19.46	$15.66
Second Quarter 2013	19.17	15.70
Third Quarter 2013	21.11	15.41
Fourth Quarter 2013	21.33	17.75

        As of February 19, 2015, there were approximately 89 holders of record of our common stock. This number does not include individual beneficial owners of shares held in nominee name or within clearinghouse positions of brokerage firms and banks.

Dividends

        We have never declared or paid cash dividends on our capital stock. We currently anticipate that we will retain all available funds for use in our business and do not anticipate paying any cash dividends in the foreseeable future. The terms of certain debt facilities restrict our ability to pay cash dividends.

Recent Sales of Unregistered Securities

        There were no unregistered sales of equity securities during the fourth quarter of 2014.

Issuer Purchases of Equity Securities

        There were no issuer purchases made by or on behalf of the Company or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during the fourth quarter of 2014.

Stock Price Performance Graph

        The graph below shows the cumulative stockholder return, assuming the investment of $100 (and the reinvestment of any dividends thereafter) for the period beginning on December 31, 2009 and ending on December 31, 2014, for our common stock, stocks traded on Nasdaq and a peer group consisting of companies traded on Nasdaq with Standard Industry Classification, or SIC, codes from 3800 to 3899, representing measuring instruments, photo, medical and optical goods and timepieces. The stock price performance of Bruker Corporation shown in the following graph is not indicative of future stock price performance.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2014

Cumulative Total Return Index for:	2009	2010	2011	2012	2013	2014
Bruker Corporation	$100.0	$137.6	$103.0	$126.4	$163.9	$162.7
NASDAQ Stock Market (US companies)	100.0	118.4	119.0	140.7	196.1	226.1
NASDAQ Stock Market (US companies , SIC 3800-3899—measuring instruments, photo, med & optical goods, timepieces)	100.0	119.3	124.3	140.6	178.7	205.3

        The data for this performance graph was compiled by Zack's Investment Research, Inc. and is used with their permission.

ITEM 6    SELECTED FINANCIAL DATA

        The consolidated statements of income and comprehensive income data for each of the years ended December 31, 2014, 2013 and 2012, and the consolidated balance sheet data as of December 31, 2014 and 2013, have been derived from our audited consolidated financial statements included in Item 8 of this report.

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

	Year Ended December 31,
	2014 (1)	2013 (2)	2012 (3)	2011	2010
	(in millions, except per share data)
Consolidated/Combined Statements of Income Data:
Product revenue	$1,571.9	$1,611.4	$1,556.5	$1,445.6	$1,145.4
Service revenue	231.8	219.3	210.0	194.8	151.1
Other revenue	5.2	8.7	24.9	11.3	8.4
Total revenue	1,808.9	1,839.4	1,791.4	1,651.7	1,304.9
Total costs and operating expenses	1,703.5	1,691.2	1,635.4	1,496.1	1,149.2
Operating income	105.4	148.2	156.0	155.6	155.7
Net income attributable to Bruker Corporation	56.7	80.1	77.5	92.3	95.4
Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.34	$0.48	$0.47	$0.56	$0.58
Diluted	$0.33	$0.48	$0.46	$0.55	$0.58

(1)
2014 includes restructuring costs of $36.1 million and impairment of assets of $11.5 million comprising of definite-lived intangible assets and other long-lived assets.

(2)
2013 includes restructuring costs of $25.3 million.

(3)
2012 includes an impairment of assets of $23.8 million, comprising of goodwill, definite-lived intangible assets and other long-lived assets.

	Year Ended December 31,
	2014 (1)	2013	2012	2011	2010
	(in millions)
Consolidated/Combined Balance Sheet Data:
Cash and cash equivalents	$319.5	$438.7	$310.6	$246.0	$230.4
Short-term investments	178.0	—	—	—	—
Working capital	783.6	783.3	627.9	438.3	219.6
Total assets	1,864.8	1,988.3	1,856.4	1,710.5	1,549.8
Total debt	355.0	355.0	337.2	303.1	301.0
Other long-term liabilities	156.2	135.2	129.0	110.4	104.3
Total shareholders' equity	771.7	850.2	709.7	624.9	527.4

(1)
In 2014, the Company commenced a program to enter into time deposits with varying maturity dates as well as call deposits. Based on the call and maturity dates, certain of these investments have been classified as short-term investments.

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, describes the principal factors affecting the results of our operations, financial condition and changes in financial condition, as well as our critical accounting policies and estimates. Our MD&A is organized as follows:

  •
  Overview.  This section provides a general description of our business, a brief discussion of our reportable segments, significant recent developments in our business and other opportunities, and challenges and risks that may impact our business in the future.

  •
  Results of Operations.  This section provides our analysis of the significant line items on our consolidated statement of income and comprehensive income for the year ended December 31, 2014 compared to the year ended December 31, 2013 and for the year ended December 31, 2013 compared to the year ended December 31, 2012.

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

  •
  Recent Accounting Pronouncements.  This section provides a summary of recent accounting pronouncements and discusses their potential impact on our consolidated financial statements.

OVERVIEW

        We are a designer and manufacturer of proprietary life science and materials research systems and associated products that help to drive advances in life science research, pharmaceuticals, applied markets, nanotechnology, cell biology, clinical research, microbiology and in-vitro diagnostics. Our technology platforms include magnetic resonance technologies, mass spectrometry technologies, gas chromatography technologies, infrared and Raman molecular spectroscopy technologies, X-ray technologies, spark-optical emission spectroscopy, atomic force microscopy, fluorescence optical microscopy and stylus and optical metrology technology. We sell a broad range of field analytical systems for chemical, biological, radiological, nuclear and explosive (CBRNE) detection. We also develop and manufacture low temperature and high temperature superconducting wire products and superconducting wire and superconducting devices for use in advanced magnet technology, physics research and energy applications. Our diverse customer base includes life science, pharmaceutical, biotechnology and molecular diagnostic research companies, academic institutions, advanced materials and semiconductor industries and government agencies. Our corporate headquarters are located in Billerica, Massachusetts. We maintain major technical and manufacturing centers in Europe and North America, and we have sales offices located throughout the world. Please see Item 1—Business, for more discussion of our business and products.

        We are organized into four operating segments: the Bruker BioSpin Group, the Bruker CALID Group, the Bruker Nano Group (formerly called the Bruker MAT Group), and the Bruker Energy & Supercon Technologies (BEST) division.

        The Bruker BioSpin Group combines the Bruker Magnetic Resonance and Preclinical Imaging divisions and designs, manufactures and distributes enabling life science tools based on magnetic resonance technology.

        The Bruker CALID Group combines the Bruker Daltonics, which is a combination of the former Life Sciences and Clinical (LSC) and Chemical and Applied Markets (CAM) divisions, Bruker Detection and Bruker Optics divisions and designs, manufactures, and distributes mass spectrometry and chromatography instruments and solutions for life sciences, including proteomics, metabolomics and clinical research applications. Our mass spectrometry and chromatography instruments also provide solutions for applied markets that include food safety, environmental analysis and petrochemical analysis. Bruker CALID also designs, manufactures and distributes various analytical instruments for CBRNE detection and research, as well as analytical, research and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy technologies.

        The Bruker Nano Group includes the Bruker AXS, Bruker Nano Surfaces, Bruker Nano Analytical and Bruker Elemental divisions and designs, manufactures and distributes advanced X-ray, spark-optical emission spectroscopy, atomic force microscopy and stylus and optical metrology instrumentation used in non-destructive molecular, materials and elemental analysis.

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

        For financial reporting purposes, we aggregate the Bruker BioSpin, Bruker CALID and Bruker Nano operating segments into the Bruker Scientific Instruments (BSI) reporting segment, which represents approximately 93% of the Company's revenues for the year ended December 31, 2014. This aggregation reflects these operating segments' similar economic characteristics, production processes, customer services provided, types and classes of customers, methods of distribution and regulatory environments.

        For the year ended December 31, 2014, our revenue decreased by $30.5 million, or 1.7%, to $1,808.9 million, compared to $1,839.4 million for the comparable period in 2013. Reduced orders of NMR systems from governmental and academic research customers; continued weakness in semiconductor, data storage and microelectronic industries; increased competition from Japanese companies resulting from the strengthening of the U.S. Dollar and the Euro against the Japanese Yen; the effect of geopolitical uncertainty on obtaining export licenses for our products; and the restructuring initiatives and divestiture of product lines within our former CAM division all contributed to the decline. We are uncertain whether the recent market conditions will continue or how our revenue derived from those market segments may be affected in future periods.

        In addition, the impact of foreign exchange due to the strengthening of the U.S. Dollar versus the Japanese Yen, Russian Ruble and other currencies was a contributing factor in the revenue decline from the prior year. On a year-to-date basis, the U.S. Dollar strengthened approximately 8% and 21% against the Japanese Yen and Russian Ruble, respectively. We currently anticipate that the impact of exchange rates will have a negative impact in 2015 on our revenue, and overall financial results, though we are uncertain to what extent.

        Our gross profit margin decreased to 42.2% from 43.8% during the years ended December 31, 2014 and 2013, respectively. The lower revenue was the primary driver of the decrease. Selling, general and administrative expenses and research and development costs combined were relatively consistent with the prior year, resulting primarily from the positive effect due to exchange rates and the impact of previously announced restructuring and cost containment efforts. While the actions mitigated some of the adverse effect on operating income and net income, we plan to take additional restructuring measures as a result of the revenue decline that occurred during the second half of 2014, including restructuring actions that will commence in 2015 that are expected to reduce employee headcount by approximately 9% within our Bruker BioSpin Group once completed. We anticipate the restructuring actions implemented in 2014 will have a positive impact on operating income and net income in 2015, including the actions within our former CAM division which we expect will result in annual savings of $15 to $20 million once substantially completed by the end of the first quarter of 2015.

        We are uncertain to what extent our operations may be impacted by the recent geopolitical instability in Russia. For the year ended December 31, 2014, sales to customers in Russia represented approximately 1% of our revenue, consistent with the percentage in 2013. In addition, during 2015 we outsourced our pension plan in Switzerland and made certain plan design changes. As of December 31, 2014, the plan assets were converted to cash and pension expense in 2015 will increase by approximately $16 million, including a one-time, non-cash charge of approximately $10 million associated with the settlement of a portion of the plan.

        In addition to the above, we can also experience quarter-to-quarter fluctuations in our operating results as a result of factors outside our control, such as:

  •
  sales of infrequent, but high value system solutions, such as the Bruker BioSpin Group's ultra-high field magnets, the Bruker CALID Group's fourier transform mass spectrometry systems (FTMS) and the Bruker Nano Group's atomic force microscopy systems;

  •
  the timing of governmental stimulus programs and academic research budgets;

  •
  the time it takes for customers to construct or prepare their facilities for our products; and

  •
  the time required to obtain governmental licenses.

        These factors have in the past affected the timing of recognizing revenue associated with our products and will continue to do so in the future. Accordingly, our operating results in any particular quarter may not necessarily be an indication of any future quarter's operating performance.

RESULTS OF OPERATIONS

  Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Consolidated Results

        The following table presents our results for the years ended December 31, 2014 and 2013 (dollars in millions, except per share data):

	Year Ended December 31,
	2014	2013
Product revenue	$1,571.9	$1,611.4
Service revenue	231.8	219.3
Other revenue	5.2	8.7

Total revenue	1,808.9	1,839.4
Cost of product revenue	896.0	891.7
Cost of service revenue	149.6	142.5

Total cost of revenue	1,045.6	1,034.2

Gross profit	763.3	805.2
Operating expenses:
Selling, general and administrative	451.0	437.9
Research and development	174.2	190.5
Impairment of assets	11.5	—
Other charges	21.2	28.6

Total operating expenses	657.9	657.0

Operating income	105.4	148.2
Interest and other income (expense), net	(4.1)	(23.6)

Income before income taxes and noncontrolling interest in consolidated subsidiaries	101.3	124.6
Income tax provision	41.7	42.8

Consolidated net income	59.6	81.8
Net income attributable to noncontrolling interest in consolidated subsidiaries	2.9	1.7

Net income attributable to Bruker Corporation	$56.7	$80.1

Net income per common share attributable to
Bruker Corporation shareholders:
Basic	$0.34	$0.48
Diluted	$0.33	$0.48
Weighted average common shares outstanding:
Basic	167.8	166.5
Diluted	169.5	168.5

Revenue

        For the year ended December 31, 2014, our revenue decreased by $30.5 million, or 1.7%, to $1,808.9 million, compared to $1,839.4 million for the year ended December 31, 2013. Included in revenue was a decrease of approximately $25.4 million from the impact of foreign exchange due to the strengthening of the U.S. Dollar versus the Japanese Yen, Russian Ruble and other currencies, and an increase of approximately $2.9 million attributable to recent acquisitions and divestitures. Excluding the effects of foreign exchange and our recent acquisitions and divestitures, revenue decreased by $8.0 million, or 0.4%.

        BSI segment revenue decreased by $34.9 million, or 2.0%, to $1,674.6 million for the year ended December 31, 2014, compared to $1,709.5 million for the year ended December 31, 2013. BEST segment revenue increased by $5.5 million, or 3.7%, to $152.9 million for the year ended December 31, 2014, compared to $147.4 million for the year ended December 31, 2013.

        Please see the Segment Results section later in this section for additional discussion of our revenue.

Gross Profit

        Our gross profit for the year ended December 31, 2014 was $763.3 million, resulting in a gross profit margin of 42.2%, compared to $805.2 million, resulting in a gross profit margin of 43.8%, for the year ended December 31, 2013. Included in gross profit were various charges for amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring costs totaling $44.4 million and $27.3 million for the years ended December 31, 2014 and 2013, respectively. Excluding these charges, our gross profit margin for the year ended December 31, 2014 and 2013 was 44.7% and 45.3%, respectively. The lower gross profit margin was primarily driven by the negative effects of foreign exchange rates, including the impact of the strengthening of the U.S. Dollar versus the Japanese Yen, as our Yen denominated revenues substantially exceeded our Yen denominated expenses. In addition, 2013 gross profit margin benefited from license revenue recognized on the sale of technology in the BEST segment, which had no cost of revenue. These effects were partially offset by favorable changes in the mix of products sold during 2014, including a 21 Tesla high-field magnet that benefited from higher gross profit margins.

Selling, General and Administrative

        Our selling, general and administrative expenses for the year ended December 31, 2014 increased to $451.0 million, or 24.9% of revenue, from $437.9 million, or 23.8% of revenue, for the year ended December 31, 2013. The increase in selling, general and administrative expenses was primarily attributable to: increased sales and marketing spending, particularly in our former LSC division for our MALDI Biotyper product; the hiring of new senior management; general and administrative spending related to certain investments including financial reporting system improvements and strategic advisory services; higher allowance for doubtful accounts including amounts associated with certain distributor arrangements in Asia; and expenses relating to recent acquisitions. The increases were partially offset by the favorable impact of changes in foreign exchange rates.

Research and Development

        Our research and development expenses for the year ended December 31, 2014 decreased to $174.2 million, or 9.6% of revenue, from $190.5 million, or 10.4% of revenue, for the year ended December 31, 2013. The decrease in research and development expenses was attributable to our efforts to improve the efficiency of our product development process.

Impairment of Assets

        The Company recorded an impairment charge of $11.5 million for the year ended December 31, 2014, comprising definite-lived intangible asset and other long-lived assets of $0.9 million and $5.5 million, respectively, relating to our former CAM division due to restructuring and divestiture actions, and an impairment charge of $5.1 million within our BEST segment to reduce the carrying value of certain long-lived assets to their fair value due to the projected cash flows of those assets not expected to be sufficient to recover their carrying value.

        At December 31, 2014 and 2013, the Company performed its annual goodwill and indefinite-lived intangible impairment evaluation by performing a qualitative assessment and concluded that it is more-likely-than-not that the fair value of the reporting units are greater than their carrying amount, and therefore, no additional impairment is required.

        No impairment losses were recorded related to definite-lived intangible assets during the year ended December 31, 2013.

        We will continue to monitor goodwill and long-lived intangible assets, as well as long-lived tangible assets, for possible future impairment.

Other Charges, Net

        Other charges, net of $21.2 million recorded in 2014 related to the BSI segment. The charges consisted of $11.1 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives, $3.2 million of legal and other professional service fees associated with our internal investigation and review of our operations in China, $2.9 million of acquisition-related costs and $4.0 million of costs associated with the initial stages of a global IT transformation initiative.

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

        In 2015, we expect to incur $25-$30 million of expense related to various outsourcing initiatives and other restructuring activities that were implemented in 2014 or will commence in 2015.

Operating Income

        Operating income for the year ended December 31, 2014 was $105.4 million, resulting in an operating margin of 5.8%, compared to income from operations of $148.2 million, resulting in an operating margin of 8.1% for the year ended December 31, 2013. Operating income included restructuring costs of $36.1 million and $25.3 million during the year ended December 31, 2014 and 2013, respectively, related to closing facilities and implementing outsourcing and other restructuring initiatives.

        In July 2014, our Board of Directors approved a plan (the "Plan") to divest certain assets and implement a restructuring program in the former CAM division within the Bruker CALID Group. The Plan was developed as a result of management's conclusion that the former CAM business would be unable to achieve acceptable financial performance in the next two years. Once the actions in connection with the Plan are substantially completed by the end of the first quarter of 2015, employee headcount will be reduced by approximately 180 people. Restructuring and other one-time charges in connection with the Plan, of which almost all were recorded in the second half of 2014, are expected to be approximately $24 million, of which approximately $8 million relate to employee separation and facility exit costs, and approximately $16 million are estimated for inventory write-downs and asset impairments. The expected restructuring and other one-time charges in connection with the Plan are lower than initially announced due to divestiture activity. In the second half of 2014 as part of the Plan, the Company divested certain assets of the ICP-MS product line and the GC and GC-SQ product lines.

The combined gain on sale of the product lines of $8.0 million has been recorded as part of Interest and Other Income (Expense), net.

        Operating income also included $42.9 million and $32.0 million for the year ended December 31, 2014 and 2013, respectively, for various charges for amortization of acquisition-related intangible assets and other acquisition-related costs, legal and other professional service fees related to our internal investigation and review of our operations in China, impairment of long-lived assets and costs associated with a global information technology transformation initiative. Excluding the charges noted above, operating margins were 10.2% and 11.2% for the year ended December 31, 2014 and 2013, respectively. The decline in operating margin was driven by the negative effect due to changes in foreign exchange rates.

Interest and Other Income (Expense), Net

        Interest and other income (expense), net during the year ended December 31, 2014 was $(4.1) million, compared to $(23.6) million for the year ended December 31, 2013.

        During the year ended December 31, 2014, the major components within interest and other income (expense), net were net interest expense of $12.5 million, a settlement charge related to the review of our operations in China of $2.4 million and realized and unrealized losses on foreign currency transactions of $2.0 million. These expenses were partially offset by gains on the sale of product lines of $8.3 million driven by the divestiture of product lines within the former CAM division noted above and an insurance claim reimbursement of $2.5 million and an incentive from the state of Massachusetts of $1.1 million. During the year ended December 31, 2013, the major components within interest and other income (expense), net were net interest expense of $12.4 million and realized and unrealized losses on foreign currency transactions of $10.4 million.

        We expect to incur approximately $14 million of interest expense in 2015.

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

        The income tax provision for the year ended December 31, 2014 was $41.7 million compared to an income tax provision of $42.8 million for the year ended December 31, 2013, representing effective tax rates of 41.2% and 34.3%, respectively. The increase in the effective tax rate is primarily due to unbenefited losses associated with the actions at our former CAM division. That impact was offset slightly by changes in the mix of earnings among tax jurisdictions.

Net Income Attributable to Noncontrolling Interests

        Net income attributable to noncontrolling interests for the year ended December 31, 2014 was $2.9 million compared to $1.7 million for the year ended December 31, 2013. The net income attributable to noncontrolling interests represents the minority shareholders' proportionate share of the net income recorded by our majority-owned indirect subsidiaries.

Net Income Attributable to Bruker Corporation

        Our net income attributable to Bruker Corporation for the year ended December 31, 2014 was $56.7 million, or $0.33 per diluted share, compared to net income of $80.1 million, or $0.48 per diluted share, for 2013. The decrease for the year ended December 31, 2014 was primarily due to lower gross margin levels and a higher effective tax rate, partially offset by gains on the sale of product lines in 2014.

Segment Results

Revenue

        The following table presents revenue, change in revenue and revenue growth by reportable segment for the years ended December 31, 2014 and 2013 (dollars in millions):

	2014	2013	Dollar Change	Percentage Change
BSI	$1,674.6	$1,709.5	$(34.9)	(2.0)%
BEST	152.9	147.4	5.5	3.7%
Eliminations (a)	(18.6)	(17.5)	(1.1)

	$1,808.9	$1,839.4	$(30.5)	(1.7)%

(a)
Represents product and service revenue between reportable segments.

BSI Segment Revenues

        BSI segment revenue decreased by $34.9 million, or 2.0%, to $1,674.6 million for the year ended December 31, 2014, compared to $1,709.5 million for the year ended December 31, 2013. Included in revenue was a decrease of approximately $25.5 million from the impact of foreign exchange due to the strengthening of the U.S. Dollar versus the Japanese Yen, Russian Ruble and other currencies, and an increase of approximately $2.9 million attributable to recent acquisitions and divestitures. Excluding the effects of foreign exchange and our recent acquisitions and divestitures, revenue decreased by $12.3 million, or 0.7%.

        Bruker BioSpin Group revenue decreased $1.6 million, or 0.3%, to $622.8 million for the year ended December 31, 2014, compared to $624.4 million for the year ended December 31, 2013. Bruker BioSpin Group revenue reflected lower sales within the Magnetic Resonance division due to reduced orders of NMR systems from governmental and academic research customers, partially offset by the recognition of revenue on the sale of a 21 Tesla high-field magnet in the current year. The decline in the Magnetic Resonance division was offset by higher sales in the Pre-Clinical Imaging division across all of its product lines.

        Bruker CALID Group revenue decreased by $27.9 million, or 4.8%, to $553.5 million for the year ended December 31, 2014, compared to $581.4 million for the year ended December 31, 2013. The decrease in revenue was driven by declines in the former CAM division, in part due to the divestiture and restructuring actions during the third and fourth quarters of 2014, and in the Detection division due to delays in obtaining export licenses related to certain orders. These declines were partially offset by increased sales of the MALDI Biotyper within the former LSC division. The Bruker Optics division also experienced increases in revenue across a number of its product lines.

        Bruker Nano Group revenue decreased by $5.4 million, or 1.1%, to $498.3 million for the year ended December 31, 2014, compared to $503.7 million for the year ended December 31, 2013. The principal drivers of this decline were: continued weakness in end market demand for semiconductor, data storage and microelectronics products; the pricing advantage our Japanese based competitors have resulting from the strengthening of the U.S. Dollar and Euro against the Japanese Yen; and in our AXS division, reduced demand from customers in Russia as a result of the geopolitical uncertainty in the region. These declines were partially offset by revenue generated from the recently acquired line of fluorescence microscopy products.

        System revenue and aftermarket revenue as a percentage of total BSI segment revenue were as follows during the years ended December 31, 2014 and 2013 (dollars in millions):

	2014		2013
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System revenue	$1,316.5	78.6%	$1,385.1	81.0%
Aftermarket revenue	358.1	21.4%	324.4	19.0%

Total revenue	$1,674.6	100.0%	$1,709.5	100.0%

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

BEST Segment Revenues

        BEST segment revenue increased by $5.5 million, or 3.7%, to $152.9 million for the year ended December 31, 2014, compared to $147.4 million for the year ended December 31, 2013. The increase in revenue was primarily attributable to higher sales of cavity devices, which more than offset the 2013 license revenue recognized on the sale of technology.

        System and wire revenue and aftermarket revenue as a percentage of total BEST segment revenue were as follows during the years ended December 31, 2014 and 2013 (dollars in millions):

	2014		2013
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System and wire revenue	$148.4	97.1%	$137.3	93.1%
Aftermarket revenue	4.5	2.9%	10.1	6.9%

Total revenue	$152.9	100.0%	$147.4	100.0%

        System and wire revenue in the BEST segment includes low and high temperature superconducting wire and superconducting devices, including magnets, linear accelerators and radio frequency cavities. Aftermarket revenues in the BEST segment consist primarily of license revenue and consumables sales.

Gross Profit and Operating Expenses

        For the year ended December 31, 2014, gross profit margin in the BSI segment decreased to 43.7% from 45.3% in the comparable period in 2013. Lower gross profit margins resulted primarily from restructuring charges recorded during the year ended December 31, 2014 related to closing facilities and implementing outsourcing and other restructuring initiatives, and the negative effect of foreign exchange rates, including the impact of the strengthening of the U.S. Dollar versus the Japanese Yen. These declines were partially offset by an increase due to changes in the mix of products sold, including a 21 Tesla high-field magnet that benefited from higher gross margins. The BEST segment gross profit margin decreased to 18.8% from 21.5% for the comparable period in 2013. Lower gross margins resulted primarily from license revenue recognized in 2013 on the sale of technology which had no cost of revenue.

        For the year ended December 31, 2014, selling, general and administrative expenses and research and development expenses in the BSI segment decreased to $604.8 million, or 36.1% of segment revenue, from $609.1 million, or 35.6% of segment revenue, for the comparable period in 2013. The decrease in dollars reflects lower research and development expense attributable to our efforts to improve the efficiency of our product development process. This decrease was offset by: higher sales and marketing spending, particularly in our former LSC division for our MALDI Biotyper product; the hiring of new senior management; general and administrative spending related to certain investments including financial reporting system improvement and strategic advisory services; higher allowance for doubtful accounts including amounts associated with certain distributor arrangements in Asia; and expenses due to recent acquisitions. These increases were partially offset by the effect of changes in foreign exchange rates. The increase as a percentage of revenue was due to lower revenue levels in 2014. Selling, general and administrative expenses and research and development expenses in the BEST segment remained relatively consistent at $20.4 million, or 13.3% of segment revenue, in 2014 compared to $19.3 million, or 13.1% of segment revenue, in 2013.

Operating Income (Loss)

        The following table presents operating income (loss) and operating margins on revenue by reportable segment for the years ended December 31, 2014 and 2013 (dollars in millions):

	2014		2013
	Operating Income (Loss)	Percentage of Segment Revenue	Operating Income (Loss)	Percentage of Segment Revenue
BSI	$99.8	6.0%	$138.9	8.1%
BEST	3.4	2.2%	9.5	6.4%
Corporate, eliminations and other (a)	2.2		(0.2)

Total operating income	$105.4	5.8%	$148.2	8.1%

(a)
Represents corporate costs and eliminations not allocated to the reportable segments.

        BSI operating income for the year ended December 31, 2014 was $99.8 million, resulting in an operating margin of 6.0%, compared to income from operations of $138.9 million, resulting in an operating margin of 8.1%, for the year ended December 31, 2013. Income from operations included $73.7 million and $54.1 million in the years ended December 31, 2014 and 2013, respectively, of various charges representing amortization of acquisition-related intangible assets and other acquisition-related costs, legal and other professional fees related to our internal investigation and review of our operations in China, restructuring and relocation costs, impairment of definite-lived intangible assets and other long-lived assets and costs associated with a global IT transformation initiative. Excluding these costs, operating income for BSI was $173.5 million and $193.0 million, resulting in operating margins of 10.4% and 11.3%, respectively, for the years ended December 31, 2014 and 2013. Operating income, excluding these costs, decreased as a result of the negative effect of changes in foreign exchange rates, including the impact the strengthening of the U.S. Dollar versus the Japanese Yen as our Yen denominated revenues substantially exceeded our Yen denominated expenses, lower gross margin levels and an increase in selling, general and administrative expenses. These increases were partially offset by a decrease in research and development expenses.

        BEST operating income for the year ended December 31, 2014 was $3.4 million, resulting in an operating margin of 2.2%, compared to operating income of $9.5 million, resulting in an operating margin of 6.4%, for the year ended December 31, 2013. The decline in operating margin was the result of license revenue recognized in 2013 on the sale of technology which had no cost of revenue that did not recur, and impairment charges of $5.1 million recorded in 2014 to reduce the carrying value of certain long-lived assets to their estimated fair value.

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

Revenue

        For the year ended December 31, 2013, our revenue increased by $48.0 million, or 2.7%, to $1,839.4 million, compared to $1,791.4 million for the year ended December 31, 2012. Included in revenue was a decrease of approximately $5.3 million from the impact of foreign exchange due to the strengthening of the U.S. Dollar versus the Japanese Yen, offset by a weakening of the U.S. Dollar versus the Euro, and a decrease of approximately $3.8 million attributable to acquisitions and divestitures. Excluding the effects of foreign exchange and acquisitions and divestitures, revenue increased by $57.1 million, or 3.2%.

        BSI segment revenue increased by $43.4 million, or 2.6%, to $1,709.5 million for the year ended December 31, 2013, compared to $1,666.1 million for the year ended December 31, 2012. BEST segment revenues increased by $11.2 million, or 8.2%, to $147.4 million for the year ended December 31, 2013, compared to $136.2 million for the year ended December 31, 2012.

        Please see the Segment Results section later in this section for additional discussion of our revenue.

Gross Profit

        Our gross profit for the year ended December 31, 2013 was $805.2 million, resulting in a gross profit margin of 43.8%, compared to $829.4 million, resulting in a gross profit margin of 46.3%, for the year ended December 31, 2012. Included in gross profit were various charges for amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring costs totaling $27.3 million and $21.9 million for the years ended December 31, 2013 and 2012, respectively. Excluding these charges, our gross profit margin for the year ended December 31, 2013 and 2012 was 45.3% and 47.5%, respectively. The lower gross profit margin was partially due to the negative effects of foreign exchange rates, including the impact of the strengthening of the U.S. Dollar versus the Japanese Yen, as our Yen denominated revenues substantially exceeded our Yen denominated expenses. Changes in the value of the Yen compared to the U.S. Dollar can have a significant positive or negative effect on our gross profit margins and income from operations. In addition, there was a year-over-year decline in the amount of license revenue recognized on the sale of technology in the BEST segment, which had no cost of revenue and further decreased our gross profit margins. Finally, volume and pricing declines in our Bruker Nano Group had a negative impact on our margins.

Selling, General and Administrative

        Our selling, general and administrative expenses for the year ended December 31, 2013 decreased to $437.9 million, or 23.8% of revenue, from $440.4 million, or 24.6% of revenue, for the year ended December 31, 2012. The decrease in selling, general and administrative expenses was driven by the impact of lower discretionary spending, partially offset by increased general and administrative spending related to certain investments, including financial system improvements, as well as expenses due to recent acquisitions.

Research and Development

        Our research and development expenses for the year ended December 31, 2013 decreased to $190.5 million, or 10.4% of revenue, from $195.3 million, or 10.9% of revenue, for the year ended December 31, 2012. The decrease in research and development expenses was attributable to management's decision to reduce spending in less profitable portions of the Company and lower levels of material costs.

Impairment of Assets

        The Company recorded an impairment charge of $23.8 million for the year ended December 31, 2012, comprising goodwill and definite-lived intangible asset impairment charges of $1.4 million and $16.4 million, respectively, relating to our former CAM division, and an impairment charge of $6.0 million of other long-lived assets to reduce the carrying value to their estimated fair value.

        At December 31, 2013, the Company performed its annual goodwill and indefinite-lived intangible impairment evaluation by performing a qualitative assessment and concluded that it is more-likely-than-not that the fair value of the reporting units are greater than their carrying amount, and therefore, no impairment is required. At December 31, 2012, the Company performed its annual goodwill and indefinite-lived intangible impairment evaluation by performing a quantitative assessment and concluded all reporting units' fair values exceeded their carrying values, with the exception of the former CAM division, which experienced increased deterioration in its financial performance. The Company, therefore, performed step two of the impairment test to measure potential impairment and concluded an impairment charge of $1.4 million was required and represented all the goodwill allocated to the former CAM division. There were no indefinite-lived intangible assets associated with the former CAM division and no impairment of indefinite-lived intangible assets during the year ended December 31, 2012.

        The increased deterioration in financial performance of the former CAM division during 2012 discussed above was an indicator requiring the evaluation of the definite-lived intangible assets and other long-term assets within that reporting unit for recoverability. The Company performed a valuation at December 31, 2012 and determined that the definite-lived intangible assets and certain other long-term assets within the former CAM division were impaired. The Company recorded an impairment charge in the amount of $21.2 million for the year ended December 31, 2012 to reduce the carrying value of those assets to their estimated fair values. No impairment losses were recorded related to definite-lived intangible assets during the year ended December 31, 2013.

        In addition, based on the abandonment of a project in the BEST reporting unit in 2012, there was an indicator requiring the evaluation of those long-lived assets for recoverability. The Company performed a valuation at December 31, 2012, and determined that certain of the other long-lived assets within the BEST reporting unit were impaired. During the year ended December 31, 2012, an impairment charge in the amount of $1.2 million related to property, plant and equipment was recorded to reduce the carrying value of those assets to their estimated fair values.

Other Charges, Net

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

Operating Income

        Operating income for the year ended December 31, 2013 was $148.2 million, resulting in an operating margin of 8.1%, compared to income from operations of $156.0 million, resulting in an operating margin of 8.7%, for the year ended December 31, 2012. Operating income included $57.3 million and $63.0 million for the year ended December 31, 2013 and 2012, respectively, for various charges for amortization of acquisition-related intangible assets and other acquisition-related costs, impairment of goodwill, intangible assets and other long-term assets, legal and other professional services fees related to our internal investigation and review of our operations in China, and restructuring and relocation costs. Excluding the above charges, operating margins were 11.2% and 12.2% for the year ended December 31, 2013 and 2012, respectively. Operating margin excluding these items declined due to lower gross profit margins, including the negative effect of changes in foreign exchange rates, partially offset by lower levels of operating expenses.

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

BSI Segment Revenues

        BSI segment revenue increased by $43.4 million, or 2.6%, to $1,709.5 million for the year ended December 31, 2013, compared to $1,666.1 million for the year ended December 31, 2012. Included in revenue was a decrease of approximately $9.4 million from the impact of foreign exchange due to the strengthening of the U.S. Dollar versus the Japanese Yen, offset by a weakening of the U.S. Dollar versus the Euro, and a decrease of approximately $3.8 million attributable to recent acquisitions and divestitures. Excluding the effects of foreign exchange and our recent acquisitions and divestitures, revenue increased by $56.6 million, or 3.4%.

        Revenue in the Bruker BioSpin Group increased reflecting higher sales within the Magnetic Resonance division due to strong demand from academic customers, particularly in Europe and Asia. The increase also reflects higher revenue levels within the Pre-Clinical Imaging division, which includes the impact of an acquisition in 2012.

        The Bruker CALID Group also had an increase in revenue, driven primarily by higher levels of MALDI Biotyper and FTMS products sold by our former LSC division and improved commercial execution by our Bruker Optics division. Revenue within the Bruker Nano Group decreased compared to the same period in the prior year, particularly from lower revenue levels of atomic force microscopy and X-ray products from lower demand from customers in industrial and microelectronics markets, particularly in Asia. In addition, the impact of divesting a product line within the Bruker Nano Group in 2012 contributed to the decline in revenue.

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

        Included in revenue is an increase of approximately $4.7 million from the impact of foreign exchange due to the weakening of the U.S. Dollar versus the Euro and other foreign currencies. Excluding the effect of foreign exchange, revenue increased by $6.5 million, or 4.8%.

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

Gross Profit and Operating Expenses

        For the year ended December 31, 2013, gross profit margin in the BSI segment decreased to 45.3% from 47.4% in the comparable period in 2012. Lower gross profit margins resulted primarily from the negative effects of foreign exchange rates, including the impact of the strengthening of the U.S. Dollar versus the Japanese Yen, and volume and pricing declines in our Bruker Nano Group. In addition, restructuring charges were recorded during the year ended December 31, 2013 related to closing facilities and implementing outsourcing and other restructuring initiatives. The BEST segment gross profit margin decreased to 21.5% from 31.2% for the comparable period in 2012, primarily due a decline in recognition of license revenue on the sale of technology, which had no cost of revenue.

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

Operating Income (Loss)

        The following table presents operating income (loss) and operating margins on revenue by reportable segment for the years ended December 31, 2013 and 2012 (dollars in millions):

	2013		2012
	Operating Income (Loss)	Percentage of Segment Revenue	Operating Income (Loss)	Percentage of Segment Revenue
BSI	$138.9	8.1%	$140.8	8.5%
BEST	9.5	6.4%	12.8	9.4%
Corporate, eliminations and other (a)	(0.2)		2.4

Total operating income	$148.2	8.1%	$156.0	8.7%

(a)
Represents corporate costs and eliminations not allocated to the reportable segments.

        BSI operating income for the year ended December 31, 2013 was $138.9 million, resulting in an operating margin of 8.1%, compared to income from operations of $140.8 million, resulting in an operating margin of 8.5%, for the year ended December 31, 2012. Income from operations included $54.1 million and $59.2 million in the years ended December 31, 2013 and 2012, respectively, included various charges representing amortization of acquisition-related intangible assets and other acquisition-related costs, impairment of goodwill, definite-lived intangible assets and other long-lived assets, and restructuring and relocation costs. Excluding these costs, operating income for BSI was $193.0 million and $200.0 million, resulting in operating margins of 11.3% and 12.0%, respectively, for the years ended December 31, 2013 and 2012. Income from operations excluding these costs declined primarily as a result of lower gross margins, due in part to the negative effects of foreign exchange rates, including the impact of the strengthening of the U.S. Dollar versus the Japanese Yen, as our Yen denominated revenues substantially exceeded our Yen denominated expenses. These declines were partially offset by higher revenues described above.

        BEST operating income for the year ended December 31, 2013 was $9.5 million, resulting in an operating margin of 6.4%, compared to income from operations of $12.8 million, resulting in an operating margin of 9.4%, for the year ended December 31, 2012. The decline in operating margin was primarily the result of lower levels of license revenue on the sale of technology which had no cost of revenue, and $2.3 million of restructuring expenses recorded during the year ended December 31, 2013. These factors were partially offset by lower selling, general and administrative expenses and research and development expenses. In addition, the Company recorded an impairment charge of $1.2 million for the year ended December 31, 2012 to reduce the carrying value of certain tangible long-lived assets to their estimated fair value.

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

        During the year ended December 31, 2014, net cash provided by operating activities was $114.3 million, resulting primarily from consolidated net income adjusted for non-cash items of $153.6 million, partially offset by an increase in working capital of $39.3 million. The increase in working capital for the year ended December 31, 2014 was primarily due to a decrease in customer advances because of the difference in the timing between receipt of customer acceptances, such as obtaining acceptance during the year on a 21 Tesla high-field magnet in the Bruker BioSpin Group and completion of certain orders in the BEST segment which had relatively large customer advances, and advance payments on new orders received. In addition, there was an increase in accounts receivable due to higher shipment levels towards the end of the fourth quarter of 2014. These uses of cash were partially offset by cash generated through an increase in accounts payable driven by improved vendor payment practices.

        During the year ended December 31, 2013, net cash provided by operating activities was $145.0 million, resulting primarily from $191.0 million of consolidated net income adjusted for non-cash items, partially offset by a $46.0 million increase in working capital. The increase in working capital for the year ended December 31, 2013 was primarily the result of a reduction in income tax payables, in part due to settlement of certain tax audits during 2013, and an increase in accounts receivable from our higher revenue levels.

        During the year ended December 31, 2014, net cash used in investing activities was $201.9 million, compared to net cash used in investing activities of $60.0 million during the year ended December 31, 2013. Cash used in investing activities during the year ended December 31, 2014 was attributable primarily to purchases, net of maturities, of short-term investments of $192.6 million and $30.7 million of capital expenditures, net, partially offset by proceeds from the sale of product lines of $25.3 million. Cash used in investing activities during the year ended December 31, 2013 was attributable primarily to $48.9 million of capital expenditures, net and $11.6 million used for acquisitions. We anticipate that our capital spending will be approximately $45 million in 2015.

        During the year ended December 31, 2014, net cash provided by financing activities was $6.7 million, compared to net cash provided by financing activities of $26.5 million during the year ended December 31, 2013. Cash provided by financing activities during the year ended December 31, 2014 was primarily attributable to proceeds of $7.9 million from the issuance of common stock in connection with stock option exercises, partially offset by repayment of debt of $0.8 million. Cash provided by financing activities during the year ended December 31, 2013 was primarily attributable to proceeds of revolving lines of credit of $19.5 million and $8.2 million of proceeds from the issuance of common stock in connection with stock option exercises, offset, in part, by repayment of debt of $1.6 million.

        At December 31, 2014 and December 31, 2013, we had $460.7 million and $419.8 million, respectively, of foreign cash, cash equivalents and short-term investments, most significantly in the Netherlands, Germany, Switzerland and Japan, compared to a total amount of cash, cash equivalents and short-term investments at December 31, 2014 and December 31, 2013 of $497.5 million and $438.7 million, respectively. If the cash and cash equivalents held by our foreign subsidiaries are needed to fund operations in the U.S., or we otherwise elect to repatriate the unremitted earnings of our foreign subsidiaries in the form of dividends or otherwise, or if the shares of the subsidiaries were sold or transferred, we would likely be subject to additional U.S. income taxes, net of the impact of any available tax credits, which could result in a higher effective tax rate in the future. Based on our current plans and anticipated cash needs to fund our U.S. operations, we do not foresee a need to repatriate earnings of our foreign subsidiaries and it is our current intent to indefinitely reinvest unremitted earnings in our foreign subsidiaries.

        At December 31, 2014 and 2013, we had outstanding debt totaling $355.0 million, consisting of $240.0 million outstanding under the Note Purchase Agreement described below, $112.5 million outstanding under the revolving loan component of the Amended Credit Agreement described below and $2.5 million under capital lease obligations and other loans.

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

        Borrowings under the Amended Credit Agreement are secured by guarantees from certain material subsidiaries, as defined in the Amended Credit Agreement, and Bruker Energy & Supercon Technologies, Inc. The Amended Credit Agreement also requires that we maintain certain financial ratios related to maximum leverage and minimum interest coverage, as defined in the Amended Credit Agreement. Specifically, our leverage ratio cannot exceed 3.0 and our interest coverage ratio cannot be less than 3.0. As of December 31, 2014, we were in compliance with the covenants of the Amended Credit Agreement. In addition to the financial ratios, the Amended Credit Agreement restricts, among other things, our ability to do the following: make certain payments; incur additional debt; incur certain liens; make certain investments, including derivative agreements; merge, consolidate, sell or transfer all or substantially all of our assets; and enter into certain transactions with affiliates. Our failure to comply with any of these restrictions or covenants may result in an event of default on the Amended Credit Agreement, which could permit acceleration of the debt under and require us to prepay the debt before its scheduled due date.

        The following is a summary of the maximum commitments and net amounts available to the Company under revolving loans as of December 31, 2014 (dollars in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
Amended Credit Agreement	1.3%	$250.0	$112.5	$6.6	$130.9
Other revolving loans	—	231.0	—	143.7	87.3

Total revolving loans		$481.0	$112.5	$150.3	$218.2

        Other revolving loans lines of credit are with various financial institutions located primarily in Germany, Switzerland and France. The Company's other revolving lines of credit, both secured and unsecured, are typically due upon demand with interest payable monthly.

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

  •
  $105.0 million 4.31% Series 2012A senior notes due January 18, 2022; and

  •
  $100.0 million 4.46% Series 2012A senior notes due January 18, 2024.

        As of December 31, 2014, we were in compliance with the covenants of the Note Purchase Agreement. Our leverage ratio was 1.4 and our interest coverage ratio was 12.3.

        As of December 31, 2014, we have approximately of $45.5 million of U.S. net operating loss carryforwards and U.S. research and development tax credits of $12.3 million expiring at various times through 2034. These U.S. operating loss and tax credit carryforwards may be subject to limitations under provisions of the Internal Revenue Code. As of December 31, 2014, we also have approximately $47.7 million of German Trade Tax net operating losses that are carried forward indefinitely.

        The following table summarizes maturities for our significant financial obligations as of December 31, 2014 (dollars in millions):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Revolving lines of credit	$112.5	$—	$112.5	$—	$—
Other long-term debt, including current portion	242.5	0.8	20.9	15.4	205.4
Interest payable on long-term debt	77.7	10.2	20.4	19.1	28.0
Operating lease obligations	84.1	19.1	27.4	18.4	19.2
Pension liabilities	37.0	1.9	4.7	6.4	24.0
Uncertain tax contingencies	30.0	—	27.0	—	—

	$580.8	$32.0	$212.9	$59.3	$276.6

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

        In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, an amendment to ASC Topic 205. Under the amendment, a disposal of a component of an entity or a group of components of an entity are required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results. The amendment also requires additional disclosures about discontinued operations as well as individually significant components of an entity that do not qualify for discontinued operations presentation in the financial statements. ASU No. 2014-08 is effective on a prospective basis for fiscal years beginning after December 15, 2014 and interim periods within annual periods beginning on or after December 15, 2015, with early adoption permitted. We adopted this amendment in the second quarter of 2014 and have incorporated the guidance within our financial statements and related footnote disclosures. The adoption did not have a material impact on our consolidated financial statements for the year ended December 31, 2014.

        In July 2013, the FASB issued ASU No. 2013-11, Income Taxes, an amendment to ASC Topic 740 related to the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. Under this amendment, an unrecognized tax benefit is to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss, or a tax credit carryforward exists and certain criteria are met. ASU No. 2013-11 is effective for fiscal years beginning after December 15, 2013. We adopted this amendment in the first quarter of 2014. The adoption did not have a material impact on our consolidated financial statements for the year ended December 31, 2014.

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

Impact of Foreign Currencies

        We generate a substantial portion of our revenues in international markets, principally Germany and other countries in the European Union, Switzerland and Japan, which exposes our operations to the risk of exchange rate fluctuations. The impact of currency exchange rate movement can be positive or negative in any period. Our costs related to sales in foreign currencies are largely denominated in the same respective currencies, limiting our transaction risk exposure. However, for foreign currency denominated sales in certain regions, such as Japan, where we do not incur significant costs denominated in that foreign currency, we are more exposed to the impact of foreign currency fluctuations. For sales not denominated in U.S. Dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. Dollars, it will require more of the foreign currency to equal a specified amount of U.S. Dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. Dollars than we would have received before the rate increase went into effect. If we price our products in U.S. Dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. Dollar could result in our prices not being competitive in a market where business is transacted in the local currency. In the years ended December 31, 2014 and 2013 our revenue by geography was as follows (dollars in millions):

	2014		2013
	Revenue	Percentage of Revenue	Revenue	Percentage of Revenue
United States	$387.6	21.4%	$359.7	19.5%
Europe	738.0	40.8%	772.6	42.0%
Asia Pacific	495.5	27.4%	529.1	28.8%
Rest of world	187.8	10.4%	178.0	9.7%

Total revenue	$1,808.9	100.0%	$1,839.4	100.0%

        Changes in foreign currency exchange rates decreased our revenue by approximately 1.4% and 0.3% in the years ended December 31, 2014 and 2013, respectively.

        Assets and liabilities of our foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using year-end exchange rates, or historical rates, as appropriate. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a separate component of shareholders' equity. In the year ended December 31, 2014, we recorded net losses from currency translation adjustments of $131.6 million. In the year ended December 31, 2013, we recorded net gains from currency translation of $27.3 million.

        Gains and losses resulting from foreign currency transactions are reported in interest and other income (expense), net in the consolidated statements of income and comprehensive income. Our foreign exchange losses, net were $2.0 million and $10.4 million for years ended December 31, 2014 and 2013, respectively.

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

        At December 31, 2014 and 2013, we had foreign currency contracts with notional amounts aggregating $99.8 million and $95.9 million, respectively. At December 31, 2014, the Company had the following notional amounts outstanding under foreign currency contracts (in millions):

Buy	Notional Amount in Buy Currency	Sell	Maturity	Notional Amount in U.S. Dollars	Fair Value of Assets	Fair Value of Liabilities
December 31, 2014:
Euro	43.3	U.S. Dollars	January 2015 to September 2015	$55.4	$—	$2.9
U.S. Dollars	0.3	Euro	February 2015 to December 2015	0.3	—	—
Euro	0.1	British Pounds	January 2015 to June 2015	0.1	—	—
Yen	5.7	Euro	March 2015	0.1	—	—
Swiss Francs	41.4	U.S. Dollars	January 2015	43.9	—	2.2

				$99.8	$—	$5.1

        Based on the contractual maturities of these contracts and exchange rates as of December 31, 2014, we anticipate that these contracts will result in net cash outflows of $5.1 million in 2015. At December 31, 2014, assuming all other variables are constant, if the U.S. Dollar weakened by 10%, the market value of our foreign currency contracts would increase by approximately $9.5 million and if the U.S. Dollar strengthened by 10%, the market value of our foreign currency contracts would decrease by approximately $9.5 million.

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

Impact of Commodity Prices

        We are exposed to certain commodity risks associated with prices for various raw materials. The prices of copper and certain other raw materials, particularly niobium, used to manufacture superconductors have increased significantly over the last decade. Copper and niobium tin are the main components of low temperature superconductors and continued commodity price increases for copper and niobium, as well as other raw materials, may negatively affect our profitability. Periodically, we enter into commodity forward purchase contracts to minimize the volatility that fluctuations in the price of copper have on our sales of these products. At December 31, 2014 and December 31, 2013, we had fixed price commodity contracts with notional amounts aggregating $2.7 million and $3.4 million, respectively. The fair value of the fixed price commodity contracts at December 31, 2014 and December 31, 2013 was $(0.2) million and $0.1 million, respectively. We will continue to evaluate our commodity risks and may utilize commodity forward purchase contracts more frequently in the future.

Inflation

        We do not believe inflation had a material impact on our business or operating results during any of the periods presented.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Bruker Corporation

        We have audited the accompanying consolidated balance sheets of Bruker Corporation as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, statements of shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bruker Corporation at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bruker Corporation's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 27, 2015

BRUKER CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$319.5	$438.7
Short-term investments	178.0	—
Accounts receivable, net	293.2	307.6
Inventories	477.4	589.8
Deferred tax assets	9.3	9.7
Other current assets	88.9	86.1

Total current assets	1,366.3	1,431.9
Property, plant and equipment, net	249.9	299.5
Goodwill	127.8	127.4
Intangible assets, net	83.8	105.6
Long-term deferred tax assets	29.7	18.7
Other long-term assets	7.3	5.2

Total assets	$1,864.8	$1,988.3

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$0.8	$0.7
Accounts payable	76.0	74.8
Customer advances	189.5	258.6
Deferred tax liabilities	15.0	16.7
Other current liabilities	301.4	297.8

Total current liabilities	582.7	648.6
Long-term debt	354.2	354.3
Long-term deferred revenue	37.1	33.7
Long-term deferred tax liabilities	17.8	22.6
Accrued pension	66.2	40.5
Other long-term liabilities	35.1	38.4
Commitments and contingencies (Note 14)
Shareholders' equity:
Preferred stock, $0.01 par value 5,000,000 shares authorized, none issued or outstanding at December 31, 2014 and 2013	—	—
Common stock, $0.01 par value 260,000,000 shares authorized, 168,582,988 and 167,619,039 shares issued and 168,527,584 and 167,579,204 outstanding at December 31, 2014 and 2013, respectively	1.7	1.7
Treasury stock at cost, 55,404 and 39,835 shares at December 31, 2014 and 2013, respectively	(0.9)	(0.6)
Additional paid-in capital	81.1	63.5
Retained earnings	655.8	599.1
Accumulated other comprehensive income	28.2	182.4

Total shareholders' equity attributable to Bruker Corporation	765.9	846.1
Noncontrolling interest in consolidated subsidiaries	5.8	4.1

Total shareholders' equity	771.7	850.2

Total liabilities and shareholders' equity	$1,864.8	$1,988.3

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In millions, except per share data)

	Year Ended December 31,
	2014	2013	2012
Product revenue	$1,571.9	$1,611.4	$1,556.5
Service revenue	231.8	219.3	210.0
Other revenue	5.2	8.7	24.9

Total revenue	1,808.9	1,839.4	1,791.4
Cost of product revenue	896.0	891.7	837.2
Cost of service revenue	149.6	142.5	124.8

Total cost of revenue	1,045.6	1,034.2	962.0

Gross profit	763.3	805.2	829.4
Operating expenses:
Selling, general and administrative	451.0	437.9	440.4
Research and development	174.2	190.5	195.3
Impairment of assets	11.5	—	23.8
Other charges, net	21.2	28.6	13.9

Total operating expenses	657.9	657.0	673.4

Operating income	105.4	148.2	156.0
Interest and other income (expense), net	(4.1)	(23.6)	(17.7)

Income before income taxes and noncontrolling interest in consolidated subsidiaries	101.3	124.6	138.3
Income tax provision	41.7	42.8	60.1

Consolidated net income	59.6	81.8	78.2
Net income attributable to noncontrolling interest in consolidated subsidiaries	2.9	1.7	0.7

Net income attributable to Bruker Corporation	$56.7	$80.1	$77.5

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.34	$0.48	$0.47
Diluted	$0.33	$0.48	$0.46
Weighted average common shares outstanding:
Basic	167.8	166.5	166.0
Diluted	169.5	168.5	167.4
Consolidated net income	$59.6	$81.8	$78.2
Foreign currency translation adjustments	(132.0)	27.3	8.8
Changes in hedging instruments	—	—	1.1
Pension liability adjustments (net of tax of $6.5 million, $4.6 million and $3.7 million, respectively)	(22.6)	17.3	(15.0)
Other	0.3	—	—

Net comprehensive income	(94.7)	126.4	73.1
Less: Comprehensive income attributable to noncontrolling interests	2.8	1.7	0.3

Comprehensive income attributable to Bruker Corporation	$(97.5)	$124.7	$72.8

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In millions, except share data)

	Common Shares	Common Stock Amount	Treasury Shares	Treasury Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity Attributable to Bruker Corporation	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
Balance at December 31, 2011	165,871,905	$1.7	20,265	$(0.2)	$36.0	$441.5	$142.5	$621.5	$3.4	$624.9
Restricted shares issued	188,028	—	—	—	—	—	—	—	—	—
Stock options exercised	545,778	—	—	—	4.5	—	—	4.5	—	4.5
Stock based compensation	—	—	—	—	7.8	—	—	7.8	—	7.8
Treasury stock acquired	(1,284)	—	1,284	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(0.6)	(0.6)
Consolidated net income	—	—	—	—	—	77.5	—	77.5	0.7	78.2
Other comprehensive loss	—	—	—	—	—	—	(4.7)	(4.7)	(0.4)	(5.1)

Balance at December 31, 2012	166,604,427	$1.7	21,549	$(0.2)	$48.3	$519.0	$137.8	$706.6	$3.1	$709.7
Restricted shares issued	121,072	—	—	—	—	—	—	—	—	—
Stock options exercised	871,991	—	—	—	8.4	—	—	8.4	—	8.4
Stock based compensation	—	—	—	—	6.6	—	—	6.6	—	6.6
Treasury stock acquired	(18,286)	—	18,286	(0.4)	0.2	—	—	(0.2)	—	(0.2)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(0.6)	(0.6)
Consolidated net income	—	—	—	—	—	80.1	—	80.1	1.7	81.8
Other comprehensive income (loss)	—	—	—	—	—	—	44.6	44.6	(0.1)	44.5

Balance at December 31, 2013	167,579,204	$1.7	39,835	$(0.6)	$63.5	$599.1	$182.4	$846.1	$4.1	$850.2
Restricted shares issued	112,129	—	—	—	—	—	—	—	—	—
Stock options exercised	851,820	—	—	—	8.2	—	—	8.2	—	8.2
Stock based compensation	—	—	—	—	9.4	—	—	9.4	—	9.4
Treasury stock acquired	(15,569)	—	15,569	(0.3)	—	—	—	(0.3)	—	(0.3)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1.1)	(1.1)
Consolidated net income	—	—	—	—	—	56.7	—	56.7	2.9	59.6
Other comprehensive income (loss)	—	—	—	—	—	—	(154.2)	(154.2)	(0.1)	(154.3)

Balance at December 31, 2014	168,527,584	$1.7	55,404	$(0.9)	$81.1	$655.8	$28.2	$765.9	$5.8	$771.7

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Consolidated net income	$59.6	$81.8	$78.2
Adjustments to reconcile consolidated net income to cash flows from operating activities:
Depreciation and amortization	59.7	61.3	59.1
Write down of demonstration inventories to net realizable value	28.2	32.7	31.5
Impairment of assets	11.5	—	23.8
Stock-based compensation expense	9.4	6.6	7.8
Deferred income taxes	(9.2)	7.4	(11.7)
Gain on disposal of product line	(8.3)	(0.9)	(2.2)
Other non-cash expenses, net	2.7	2.1	4.9
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(14.5)	(19.3)	1.6
Inventories	4.6	5.7	(49.5)
Accounts payable and accrued expenses	9.0	7.0	4.6
Income taxes payable, net	5.6	(28.7)	(13.0)
Deferred revenue	12.9	4.6	(4.4)
Customer advances	(48.2)	(12.1)	(4.6)
Other changes in operating assets and liabilities, net	(8.7)	(3.2)	7.0

Net cash provided by operating activities	114.3	145.0	133.1

Cash flows from investing activities:
Purchase of short-term investments	(211.6)	—	—
Maturity of short-term investments	19.0	—	—
Cash paid for acquisitions, net of cash acquired	(3.9)	(11.6)	(27.0)
Proceeds from disposal of product line	25.3	0.5	3.3
Purchases of property, plant and equipment	(33.8)	(50.3)	(72.8)
Proceeds from sales of property, plant and equipment	3.1	1.4	3.3

Net cash used in investing activities	(201.9)	(60.0)	(93.2)

Cash flows from financing activities:
Repayments of revolving lines of credit	—	—	(216.5)
Proceeds from revolving lines of credit	—	19.5	93.0
Proceeds from Note Purchase Agreement	—	—	240.0
Repayment of other debt, net	(0.8)	(1.6)	(83.2)
Payment of deferred financing costs	—	—	(1.4)
Proceeds from issuance of common stock, net	7.9	8.2	4.5
Changes in restricted cash	0.7	1.0	(1.4)
Cash payments to noncontrolling interests	(1.1)	(0.6)	(0.6)

Net cash provided by financing activities	6.7	26.5	34.4

Effect of exchange rate changes on cash and cash equivalents	(38.3)	16.6	(9.7)

Net change in cash and cash equivalents	(119.2)	128.1	64.6
Cash and cash equivalents at beginning of year	438.7	310.6	246.0

Cash and cash equivalents at end of year	$319.5	$438.7	$310.6

Supplemental disclosure of cash flow information:
Cash paid for interest	$12.7	$12.7	$10.1

Cash paid for taxes	$55.9	$84.3	$79.9

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business

        Bruker Corporation, together with its consolidated subsidiaries ("Bruker" or the "Company"), is a designer and manufacturer of proprietary life science and materials research systems and associated products that help to drive advances in life science research, pharmaceutical, applied markets, nanotechnology, cell biology, clinical research, microbiology and in-vitro diagnostics.

        The Company has two reporting segments, Bruker Scientific Instruments (BSI), which represents approximately 93% of the Company's revenues during the year ended December 31, 2014, and Bruker Energy & Supercon Technologies (BEST), which represents the remainder of the business. Within BSI, the Company is organized into three operating segments: the Bruker BioSpin Group, the Bruker CALID Group and the Bruker Nano Group (formerly the Bruker MAT Group). For financial reporting purposes, the Bruker BioSpin, Bruker CALID and Bruker Nano operating segments are aggregated into the BSI reporting segment because each has similar economic characteristics, production processes, service offerings, types and classes of customers, methods of distribution and regulatory environments.

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

          Bruker Nano— Bruker Nano designs, manufactures and distributes spectroscopy and microscopy instruments for the understanding of composition and structure in material science and life science samples. The instruments are based on advanced technologies in X-ray fluorescence spectroscopy (XRF), X-ray diffraction (XRD), X-ray micro computed tomography (μCT), atomic force microscopy (AFM), stylus and optical metrology (SOM) and fluorescence microscopy (FM), and also include analytical tools for electron microscopes, handheld, portable, and mobile X-ray fluorescence, and spark optical emission spectroscopy systems.

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

Note 2—Summary of Significant Accounting Policies

        The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described below and elsewhere in the notes to the consolidated financial statements.

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

Subsequent Events

        The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events, or any subsequent events required to be mentioned in the footnotes to the consolidated financial statements.

Cash and Cash Equivalents

        Cash and cash equivalents primarily include cash on hand, money market funds and time deposits with original maturities of three months or less at the date of acquisition. Time deposits represent amounts on deposit in banks and temporarily invested in instruments with maturities of three months or less at the time of purchase. Certain of these investments represent deposits which are not insured by the FDIC or any other government agency. Cash equivalents are carried at cost, which approximates fair value.

Short-term Investments

        Short-term investments represent time and call deposits with original maturities of greater than three months at the date of acquisition. Short-term investments are classified as available-for-sale and are reported at fair value, with unrealized gains (losses) excluded from earnings and reported, net of tax, in accumulated other comprehensive income within the accompanying consolidated balance sheets. There were no unrealized gains (losses) recorded during the year ended December 31, 2014 as cost approximates fair value.

Restricted Cash

        Certain customers require the Company to provide bank guarantees on customer advances. Generally, lines of credit satisfy this requirement. However, to the extent the required guarantee exceeds the available local line of credit, the Company maintains restricted cash balances. Restricted cash balances are classified as non-current unless, under the terms of the applicable agreements, the funds will be released from restrictions within one year from the balance sheet date. The current and non-current portion of restricted cash is recorded within other current assets and other long-term assets, respectively, in the accompanying consolidated balance sheets.

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

Concentration of Credit Risk

        Financial instruments which subject the Company to credit risk consist of cash and cash equivalents, derivative instruments, accounts receivables and restricted cash. The risk with respect to cash and cash equivalents is minimized by the Company's policy of investing in short-term financial instruments issued by highly-rated financial institutions. The risk with respect to derivative instruments is minimized by the Company's policy of entering into arrangements with highly-rated financial institutions. The risk with respect to accounts receivables is minimized by the creditworthiness and diversity of the Company's customers. The Company performs periodic credit evaluations of its customers' financial condition and generally requires an advanced deposit for a portion of the purchase price. Credit losses have been within management's expectations and the allowance for doubtful accounts totaled $10.1 million and $7.9 million as of December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, no single customer represented 10% or more of the Company's accounts receivable. For the years ended December 31, 2014, 2013 and 2012, no single customer represented 10% or more of the Company's total revenue.

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

Shipping and Handling Costs

        The Company includes costs incurred in connection with shipping and handling of products within selling, general and administrative expenses in the accompanying statements of income and comprehensive income. Shipping and handling costs were $26.2 million, $26.7 million and $30.5 million in the years ended December 31, 2014, 2013 and 2012, respectively. Amounts billed to customers in connection with these costs are included in total revenues.

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

Advertising

        The Company expenses advertising costs as incurred. Advertising expenses were $10.7 million, $9.6 million and $7.5 million during the years ended December 31, 2014, 2013 and 2012, respectively.

Stock-Based Compensation

        The Company recognizes stock-based compensation expense in the consolidated statements of income and comprehensive income based on the fair value of the share-based award at the grant date. The Company's primary types of share-based compensation are stock options and restricted stock. The Company recorded stock-based compensation expense for the years ended December 31, 2014, 2013 and 2012, as follows (in millions):

	2014	2013	2012
Stock options	$6.7	$5.3	$6.5
Restricted stock	2.7	1.3	1.3

Total stock-based compensation	$9.4	$6.6	$7.8

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

	2014	2013	2012
Risk-free interest rates	1.78%-2.10%	1.07%-2.45%	0.91%-1.78%
Expected life	6.0-6.25 years	6.5 years	6.5 years
Volatility	53.07%-56.24%	54.9%	55.9%
Expected dividend yield	—	—	—

        The risk-free interest rate is based on the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected life assumption. Expected life is determined through the simplified method as defined in the Securities and Exchange Commission Staff Accounting Bulletin No. 110. The Company believes that this is the best estimate of the expected term of a new option. Expected volatility is based on a number of factors, but the Company currently believes that the exclusive use of its historical volatility results in the best estimate of the grant-date fair value of employee stock options because it reflects the market's current expectations of future volatility. The expected dividend yield was not considered in the option pricing formula since the Company does not pay dividends and has no current plans to do so in the future. In addition, the Company utilizes an estimated forfeiture rate when calculating the stock-based compensation expense for the period. The Company has applied estimated forfeiture rates derived from an analysis of historical data of 5.1%, 7.0% and 5.7% for the years ended December 31, 2014, 2013 and 2012, respectively, in determining the expense recorded in the accompanying consolidated statements of income and comprehensive income.

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

        The following table sets forth the computation of basic and diluted weighted average shares outstanding for the years ended December 31, (in millions, except per share data):

	2014	2013	2012
Net income attributable to Bruker Corporation, as reported	$56.7	$80.1	$77.5

Weighted average shares outstanding:
Weighted average shares outstanding-basic	167.8	166.5	166.0
Effect of dilutive securities:
Stock options and restricted stock	1.7	2.0	1.4

	169.5	168.5	167.4

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.34	$0.48	$0.47

Diluted	$0.33	$0.48	$0.46

        Stock options to purchase approximately 0.1 million shares, 0.4 million shares and 0.6 million shares were excluded from the computation of diluted earnings per share for the years ended December 31, 2014, 2013 and 2012, respectively, because their effect would have been anti-dilutive.

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

Risk and Uncertainties

        The Company is subject to risks common to its industry including, but not limited to, global economic conditions, rapid technological change, spending patterns from its customers, protection of its intellectual property, availability of key raw materials and components, compliance with existing and future regulation by government agencies and fluctuations in foreign currency exchange rates.

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

Reclassifications

        Certain line items in the 2013 and 2012 consolidated statements of cash flows have been reclassified to conform to current year presentation. The reclassifications had no effect on previously reported operating, investing or financing cash flow activities.

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

        The fair value allocation includes contingent consideration in the amount of $4.0 million, which represents the estimated fair value of future payments to the former shareholders of the SkyScan business based on achieving annual revenue targets for the years 2012-2014. The maximum potential future payments related to the contingent consideration is capped at approximately $5.9 million. Payments have been made to date related to 2012 and 2013. The weighted-average amortization period for intangible assets acquired in connection with the SkyScan business is 7 years for existing technology and 10 years for customer relationships.

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

Note 4—Fair Value of Financial Instruments

        The Company measures the following financial assets and liabilities at fair value on a recurring basis. The following tables set forth the Company's financial instruments and presents them within the fair value hierarchy using the lowest level of input that is significant to the fair value measurement at December 31, 2014 and 2013 (in millions):

December 31, 2014	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$67.9	$67.9	$—	$—
Short-term investments	178.0	178.0	—	—
Restricted cash	1.8	1.8	—	—
Embedded derivatives in purchase and delivery contracts	0.6	—	0.6	—
Long-term restricted cash	3.4	3.4	—

Total assets recorded at fair value	$251.7	$251.1	$0.6	$—

Liabilities:
Contingent consideration	$11.9	$—	$—	$11.9
Foreign exchange contracts	5.1	—	5.1	—
Embedded derivatives in purchase and delivery contracts	0.4	—	0.4	—
Fixed price commodity contracts	0.2	—	0.2

Total liabilities recorded at fair value	$17.6	$—	$5.7	$11.9

December 31, 2013	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$6.8	$6.8	$—	$—
Restricted cash	2.7	2.7	—	—
Foreign exchange contracts	2.3	—	2.3	—
Embedded derivatives in purchase and delivery contracts	0.2	—	0.2	—
Fixed price commodity contracts	0.1	—	0.1	—
Long-term restricted cash	4.0	4.0

Total assets recorded at fair value	$16.1	$13.5	$2.6	$—

Liabilities:
Contingent consideration	$7.0	$—	$—	$7.0
Embedded derivatives in purchase and delivery contracts	0.4	—	0.4	—

Total liabilities recorded at fair value	$7.4	$—	$0.4	$7.0

        Derivative financial instruments are classified within level 2 because there is not an active market for each derivative contract. However, the inputs used to calculate the value of the instruments are obtained from active markets.

        The fair value of the long-term fixed interest rate debt, which has been classified as Level 2, was $257.2 million and $244.1 million at December 31, 2014 and 2013, respectively, based on market and observable sources with similar maturity dates.

        The Company measures certain assets and liabilities at fair value with changes in fair value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities during the year ended December 31, 2014.

        As part of certain acquisitions in 2014, 2013 and 2012, the Company recorded contingent consideration liabilities that have been classified as Level 3 in the fair value hierarchy. The contingent consideration represents the estimated fair value of future payments to the former shareholders of applicable acquired companies based on achieving annual revenue targets in certain years as specified in the purchase and sale agreements. The Company initially valued the contingent consideration by using the discounted cash flow method. Changes to the fair value of the contingent consideration recognized in earnings for the years ended December 31, 2014 and December 31, 2013 were $(0.8) million and $1.5 million, respectively, and were recorded to other charges, net in the consolidated statements of income and comprehensive income. The following table sets forth the changes in contingent consideration liabilities for the years ended December 31, 2014 and 2013 (in millions):

Balance at December 31, 2012	$3.7
Current period additions	5.8
Current period adjustments	(1.5)
Current period settlements	(1.3)
Foreign currency effect	0.3

Balance at December 31, 2013	7.0
Current period additions	4.7
Current period adjustments	0.8
Current period settlements	(0.5)
Foreign currency effect	(0.1)

Balance at December 31, 2014	$11.9

        During the second quarter of 2014, the Company commenced a program to enter into time deposits with varying maturity dates ranging from one to twelve months, as well as call deposits for which the Company has the ability to redeem the invested amounts over a period of 31 to 95 days. The Company has classified these investments within cash and cash equivalents or short-term investments within the consolidated balance sheet based on the call and maturity dates. The investments are recorded at cost, as approximate fair value.

Note 5—Accounts Receivable

        The following is a summary of trade accounts receivable at December 31, (in millions):

	2014	2013
Gross accounts receivable	$303.3	$315.5
Allowance for doubtful accounts	(10.1)	(7.9)

Accounts receivable, net	$293.2	$307.6

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

        The following is a summary of the activity in the Company's allowance for doubtful accounts at December 31, (in millions):

	Balance at Beginning of Period	Additions Charged to Expense	Deductions Amounts Written Off	Foreign Currency Impact	Balance at End of Period
2014	$7.9	$5.5	$(2.5)	$(0.8)	$10.1
2013	7.9	1.3	(1.3)	—	7.9
2012	5.6	3.0	(0.7)	—	7.9

Note 6—Inventories

        Inventories consisted of the following at December 31, (in millions):

	2014	2013
Raw materials	$159.5	$189.7
Work-in-process	169.5	196.5
Finished goods	109.9	155.3
Demonstration units	38.5	48.3

Inventories	$477.4	$589.8

        Finished goods include in-transit systems that have been shipped to the Company's customers but not yet installed and accepted by the customer. As of December 31, 2014 and 2013, inventory-in-transit was $58.6 million and $81.9 million, respectively.

        The Company reduces the carrying value of its demonstration inventories for differences between its cost and estimated net realizable value through a charge to cost of product revenue that is based on a number of factors including the age of the unit, the physical condition of the unit and an assessment of technological obsolescence. Amounts recorded in cost of revenue related to the write-down of demonstration units to net realizable value were $28.2 million, $32.7 million and $31.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Note 7—Property, Plant and Equipment

        The following is a summary of property, plant and equipment by major asset class at December 31, (in millions):

	2014	2013
Land	$29.7	$34.9
Building and leasehold improvements	272.1	301.7
Machinery, equipment, software and furniture and fixtures	320.9	362.6

	622.7	699.2
Less accumulated depreciation and amortization	(372.8)	(399.7)

Property, plant and equipment, net	$249.9	$299.5

        Depreciation expense, which includes the amortization of leasehold improvements, for the years ended December 31, 2014, 2013 and 2012 was $39.5 million, $40.5 million and $37.1 million, respectively.

        In July 2014, the Company's Board of Directors approved a plan (the "Plan") to divest certain assets and implement a restructuring program in the former Chemical and Applied Markets (CAM) division within the Bruker CALID Group. The Plan was developed as a result of management's conclusion that the former CAM business would be unable to achieve acceptable financial performance in the next two years. Please see Note 17—Other Charges, net, for more details on the Plan. The Company determined the Plan was an indicator requiring the evaluation of property, plant and equipment within that reporting unit for recoverability. The Company performed a valuation during 2014 and determined that the property, plant and equipment within the former CAM division were impaired. The Company recorded an impairment charge of $5.5 million in the year ended December 31, 2014 to reduce the remaining value of those assets to fair value. In addition, the Company determined, based upon projected cash flows generated by certain assets in the BEST segment, that an impairment charge of $5.1 million was necessary during the year ended December 31, 2014 to reduce the carrying value of those assets to their estimated fair values. These impairment charges are recorded within "Impairment of assets" in the accompanying statements of income and comprehensive income.

Note 8—Goodwill and Other Intangible Assets

        The following table sets forth the changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 (in millions):

Balance at December 31, 2012	$115.9
Current period additions	9.2
Current period adjustments	0.8
Foreign currency impact	1.5

Balance at December 31, 2013	127.4
Current period additions	5.1
Current period adjustments	(0.1)
Foreign currency impact	(4.6)

Balance at December 31, 2014	$127.8

        At December 31, 2014 and 2013, all goodwill was allocated to the BSI segment. The goodwill acquired in 2014 relates to the acquisition of Vutara, Inc., high-speed, three-dimensional (3D), super-resolution fluorescence microscopy for life science applications. The goodwill acquired in 2013 relates to the acquisition of Prairie Technologies, Inc., a provider of life science fluorescence microscopy products.

        At December 31, 2014 and 2013, the Company performed its annual impairment evaluation using a qualitative approach and no impairment was recorded.

        The Company determined the Plan, as discussed in Note 7—Property, Plant and Equipment, was an indicator requiring the evaluation of goodwill and intangible assets within that reporting unit for recoverability. The Company performed a valuation during 2014 and determined that certain definite-lived intangible assets within the former CAM division were impaired. The Company recorded an impairment charge of $0.9 million within "Impairment of assets" in the accompanying statements of income and comprehensive income for the year ended December 31, 2014 to write-down these assets to fair value. The Company has no goodwill or indefinite-lived intangible assets attributable to the former CAM division.

        The following is a summary of intangible assets at December 31, (in millions):

	2014			2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology and related patents	$149.8	$(81.7)	$68.1	$157.9	$(68.2)	$89.7
Customer relationships	13.4	(5.6)	7.8	18.0	(7.8)	10.2
Non compete conracts	1.8	(0.2)	1.6	—	—	—
Trade names	0.2	(0.2)	—	0.2	(0.2)	—

Intangible assets subject to amortization	165.2	(87.7)	77.5	176.1	(76.2)	99.9
In-process research and development	6.3	—	6.3	5.7	—	5.7

Intangible assets	$171.5	$(87.7)	$83.8	$181.8	$(76.2)	$105.6

        For the years ended December 31, 2014, 2013 and 2012, the Company recorded amortization expense of approximately $20.2 million, $20.8 million and $22.0 million, respectively, in the consolidated statements of income and comprehensive income.

        The estimated future amortization expense related to amortizable intangible assets at December 31, 2014 is as follows (in millions):

2015	$20.1
2016	19.9
2017	19.4
2018	13.5
2019	2.3
Thereafter	2.3

Total	$77.5

Note 9—Other Current Liabilities

        The following is a summary of other current liabilities at December 31, (in millions):

	2014	2013
Deferred revenue	$89.0	$88.1
Accrued compensation	87.7	88.0
Accrued warranty	21.6	26.7
Income taxes payable	19.2	9.5
Other taxes payable	17.6	13.8
Derivative liabilities	5.7	0.6
Other accrued expenses	60.6	71.1

Other current liabilities	$301.4	$297.8

        The following table sets forth the changes in accrued warranty for the years ended December 31, 2014 and 2013 (in millions):

Balance at December 31, 2012	$27.9
Accruals for warranties issued during the year	15.6
Settlements of warranty claims	(17.3)
Foreign currency impact	0.5

Balance at December 31, 2013	26.7
Accruals for warranties issued during the year	19.5
Settlements of warranty claims	(22.5)
Foreign currency impact	(2.1)

Balance at December 31, 2014	$21.6

Note 10—Debt

        The Company's debt obligations consist of the following as of December 31, (in millions):

	2014	2013
US Dollar revolving loan under the Amended Credit Agreement	$112.5	$112.5
US Dollar notes under the Note Purchase Agreement	240.0	240.0
Capital lease obligations and other loans	2.5	2.5

Total debt	355.0	355.0
Current portion of long-term debt	(0.8)	(0.7)

Total long-term debt, less current portion	$354.2	$354.3

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

        Borrowings under the Amended Credit Agreement are secured by guarantees from certain material subsidiaries, as defined in the Amended Credit Agreement, and Bruker Energy & Supercon Technologies, Inc. The Amended Credit Agreement also requires the Company to maintain certain financial ratios related to maximum leverage and minimum interest coverage. Specifically, the Company's leverage ratio cannot exceed 3.0 and the Company's interest coverage ratio cannot be less than 3.0. As of December 31, 2014, the Company was in compliance with the covenants of the Amended Credit Agreement. In addition to the financial ratios, the Amended Credit Agreement restricts, among other things, the Company's ability to do the following: make certain payments; incur additional debt; incur certain liens; make certain investments, including derivative agreements; merge, consolidate, sell or transfer all or substantially all of its assets; and enter into certain transactions with affiliates. Failure to comply with any of these restrictions or covenants may result in an event of default on the Amended Credit Agreement, which could permit acceleration of the debt and require the Company to prepay the debt before its scheduled due date.

        The following is a summary of the maximum commitments and the net amounts available to the Company under the revolving loan arrangements at December 31, 2014 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
Amended Credit Agreement	1.3%	$250.0	$112.5	$6.6	$130.9
Other revolving loans	—	231.0	—	143.7	87.3

Total revolving loans		$481.0	$112.5	$150.3	$218.2

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

        As of December 31, 2014, the Company was in compliance with the covenants of the Note Purchase Agreement.

        Annual maturities of long-term debt outstanding at December 31, 2014 are as follows (in millions):

2015	$0.8
2016	113.3
2017	20.1
2018	0.2
2019	15.2
Thereafter	205.4

Total	$355.0

        Interest expense for the years ended December 31, 2014, 2013 and 2012, was $13.3 million, $13.4 million and $14.3 million, respectively.

Note 11—Derivative Instruments and Hedging Activities

Interest Rate Risks

        The Company's exposure to interest rate risk relates primarily to outstanding variable rate debt and adverse movements in the related short-term market rates. The most significant component of the Company's interest rate risk relates to amounts outstanding under the Amended Credit Agreement which totaled $112.5 million at December 31, 2014. The Company currently has a higher level of fixed rate debt than variable rate debt, which limits the exposure to adverse movements in interest rates.

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

Buy	Notional Amount in Buy Currency	Sell	Maturity	Notional Amount in U.S. Dollars	Fair Value of Assets	Fair Value of Liabilities
December 31, 2014:
Euro	43.3	U.S. Dollars	January 2015 to September 2015	$55.4	$—	$2.9
U.S. Dollars	0.3	Euro	February 2015 to December 2015	0.3	—	—
Euro	0.1	British Pounds	January 2015 to June 2015	0.1	—	—
Yen	5.7	Euro	March 2015	0.1	—	—
Swiss Francs	41.4	U.S. Dollars	January 2015	43.9	—	2.2

				$99.8	$—	$5.1

December 31, 2013:
Euro	40.4	U.S. Dollars	January 2014 to March 2014	$54.5	$1.1	$—
Swiss Francs	37.9	U.S. Dollars	January 2014	41.4	1.2	—

				$95.9	$2.3	$—

        In addition, the Company periodically enters into purchase and sales contracts denominated in currencies other than the functional currency of the parties to the transaction. The Company accounts for these transactions separately valuing the "embedded derivative" component of these contracts. The contracts, denominated in currencies other than the functional currency of the transacting parties, amounted to $41.1 million for the delivery of products and $8.7 million for the purchase of products at December 31, 2014 and $21.7 million for the delivery of products and $9.5 million for the purchase of products at December 31, 2013. The changes in the fair value of these embedded derivatives are recorded in interest and other income (expense), net in the consolidated statements of income and comprehensive income.

Commodity Price Risk Management

        The Company has an arrangement with a customer under which it has a firm commitment to deliver copper based superconductors at a fixed price. In order to minimize the volatility that fluctuations in the price of copper have on the Company's sales of these commodities, the Company entered into commodity hedge contracts. At December 31, 2014 and 2013, the Company had fixed price commodity contracts with notional amounts aggregating $2.7 million and $3.4 million, respectively. The changes in the fair value of these commodity contracts are recorded in interest and other income (expense), net in the consolidated statements of income and comprehensive income.

        During the year ended December 31, 2012, the Company recognized $0.2 million of losses in other comprehensive income and reclassified $1.3 million of losses from other comprehensive income and recognized into net income related to the effective portion of the interest rate swap designated as a hedging instrument that matured as of December 31, 2012. The Company did not enter into interest rate swaps during 2013 or 2014.

        The fair value of the derivative instruments described above are recorded in the consolidated balance sheets for the years ended December 31, 2014 and 2013 as follows (in millions):

	Balance Sheet Location	2014	2013
Derivative assets:
Foreign exchange contracts	Other current assets	$—	$2.3
Embedded derivatives in purchase and delivery contracts	Other current assets	0.6	0.2
Fixed price commodity contracts	Other current assets	—	0.1
Derivative liabilities:
Foreign exchange contracts	Other current liabilities	$5.1	$—
Embedded derivatives in purchase and delivery contracts	Other current liabilities	0.4	0.4
Fixed price commodity contracts	Other current liabilities	0.2	—

        The impact on net income of unrealized gains and losses resulting from changes in the fair value of derivative instruments not designated as hedging instruments for the years ending December 31, are as follows (in millions):

	2014	2013	2012
Foreign exchange contracts	$(7.4)	$0.5	$6.0
Embedded derivatives	0.4	(0.2)	(0.2)
Fixed price commodity contracts	(0.3)	0.3	—

Income (expense), net	$(7.3)	$0.6	$5.8

        The amounts related to derivative instruments not designated as hedging instruments are recorded in interest and other income (expense), net in the consolidated statements of income and comprehensive income.

Note 12—Income Taxes

        The domestic and foreign components of income before taxes are as follows for the years ended December 31, (in millions):

	2014	2013	2012
Domestic	$(83.2)	$(42.4)	$(11.6)
Foreign	184.5	167.0	149.9

	$101.3	$124.6	$138.3

        The components of the income tax provision are as follows for the years ended December 31, (in millions):

	2014	2013	2012
Current income tax (benefit) expense:
Federal	$(1.1)	$0.2	$1.4
State	0.4	0.2	0.9
Foreign	50.8	35.0	69.5

Total current income tax expense	50.1	35.4	71.8
Deferred income tax (benefit):
Federal	0.7	(1.8)	1.2
State	(0.1)	(0.6)	—
Foreign	(9.0)	9.8	(12.9)

Total deferred income tax (benefit)	(8.4)	7.4	(11.7)

Income tax provision	$41.7	$42.8	$60.1

        The income tax (benefit) provision differs from the tax provision computed at the U.S federal statutory rate due to the following significant components for the years ended December 31:

	2014	2013	2012
Statutory tax rate	35.0%	35.0%	35.0%
Foreign tax rate differential	(12.1)	(10.2)	(7.2)
Permanent differences	9.6	12.0	18.7
Tax contingencies	(0.9)	(1.1)	3.0
Change in tax rates	(1.6)	0.1	(0.7)
Withholding taxes	0.6	0.1	0.3
State income taxes, net of federal benefits	0.2	0.1	0.3
Purchase accounting	0.7	0.8	0.9
Tax credits	(4.3)	(8.6)	(9.5)
Other	(1.2)	0.6	0.1
Change in valuation allowance for unbenefitted losses	15.2	5.5	2.6

Effective tax rate	41.2%	34.3%	43.5%

        The tax effect of temporary items that give rise to significant portions of the deferred tax assets and liabilities are as follows as of December 31, (in millions):

	2014	2013
Deferred tax assets:
Accounts receivable	$1.0	$2.7
Accrued expenses	0.8	3.1
Compensation	21.0	10.7
Investments	0.6	0.5
Deferred revenue	3.9	4.1
Net operating loss carryforwards	30.3	11.4
Capital loss carryforwards	—	0.8
Foreign tax and other tax credit carryforwards	21.8	18.8
Unrealized currency gain/loss	0.2	4.5
Warranty reserve	1.1	2.0
Other	5.7	3.6

Gross deferred tax assets	86.4	62.2
Less valuation allowance	(57.4)	(42.4)

Total deferred tax assets	29.0	19.8

Deferred tax liabilities:
Accounts receivable	2.9	0.4
Fixed assets	1.9	2.1
Foreign statutory reserves	4.5	—
Investments	0.1	0.2
Inventory	0.3	0.9
Intangibles	13.1	7.4
Accrued expenses	—	15.5
Unrealized currency gain/loss	—	4.2

Total deferred tax liabilities	22.8	30.7

Net deferred tax asset (liability)	$6.2	$(10.9)

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

        The Company can only recognize a deferred tax asset to the extent this it is "more likely than not" that these assets will be realized. After considering all available positive and negative evidence, the Company established a valuation allowance against deferred tax assets in certain jurisdictions as it is more likely than not that these assets will not be realized. In determining the realizability of these assets, the Company considered numerous factors including historical profitability, the character and estimated future taxable income, prudent and feasible tax planning strategies, and the industry in which it operates. The Company fully reserved all U.S. net deferred tax assets, which are predominantly net operating losses and tax credit carryforwards. The Company's valuation allowance at December 31, 2014 increased by $15.0 million from the balance at December 31, 2013, primarily due to unbenefited losses and credits in the U.S. During 2014, the Company reduced its beginning-of-the-year valuation allowance by $5.6 million to account for a change in judgment with respect to the realizability of the Company's deferred tax assets in certain foreign jurisdictions. Also during 2014, the Company reduced its beginning-of-the-year valuation allowance by $1.3 million to account for deferred tax liabilities recorded in conjunction with the acquisition of Vutara LLC that caused a change in judgment with respect to the realizability of the Company's deferred tax assets in future years.

        As of December 31, 2014, the Company has approximately $45.5 million of U.S. net operating loss carryforwards available to reduce future federal taxable income and approximately $36.0 million available to reduce state taxable income. These U.S. net operating losses expire at various times through 2034. The Company also has approximately $47.7 million of German Trade Tax net operating losses that are carried forward indefinitely. Additionally, the Company has $10.5 million of other foreign net operating losses that are expected to expire at various times beginning in 2018. The Company also has U.S. tax credits of approximately $21.8 million available to offset future tax liabilities that expire at various dates, which include research and development tax credits of $12.8 million expiring at various times through 2034 and foreign tax credits of $9.0 million expiring at various times through 2024. Utilization of the U.S. net operating loss carryforwards and credits may be subject to annual limitations due to the ownership percentage change limitations provided by the Internal Revenue Code Section 382 and similar state provisions. In the event of a deemed change in control under Internal Revenue Code Section 382, an annual limitation on the utilization of net operating losses and credits may result in the expiration of all or a portion of the net operating loss and credit carryforwards.

        The Company reflects certain foreign statutory reserves in its tabular reconciliation of unrecognized tax benefits. Effective for the year ended December 31, 2013 and thereafter, these unrecognized tax benefits are presented as a reduction of the associated net deferred tax assets.

        The Company has indefinitely reinvested the earnings of its subsidiaries in the cumulative amount of approximately $1,195.6 million as of December 31, 2014, and therefore, has not provided for U.S. income taxes that could result from the distribution of such earnings to the U.S. parent. If these earnings were ultimately distributed to the U.S. in the form of dividends or otherwise, or if the shares of the subsidiaries were sold or transferred, the Company would likely be subject to additional U.S. income taxes, net of the impact of any available foreign tax credits. The Company estimates the amount of unrecognized deferred U.S. income taxes on these undistributed earnings to be approximately $40 million.

        The Company has gross unrecognized tax benefits, excluding interest, of approximately $27.0 million as of December 31, 2014, of which $12.8 million, if recognized, would reduce the Company's effective tax rate. In the next twelve months it is reasonably possible that the Company will reduce its unrecognized tax benefits by $2-$3 million due to statutes of limitations expiring and favorably settling with taxing authorities which would reduce the Company's effective tax rate.

A tabular reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Gross unrecognized tax benefits at December 31, 2011	$34.6
Gross increases—tax positions in prior periods	5.9
Gross decreases—tax positions in prior periods	(2.2)
Gross increases—current period tax positions	12.0
Settlements	(4.6)
Lapse of statutes	(3.6)

Gross unrecognized tax benefits at December 31, 2012	42.1
Gross decreases—tax positions in prior periods	(0.5)
Gross increases—current period tax positions	0.7
Settlements	(7.1)
Lapse of statutes	(2.5)

Gross unrecognized tax benefits at December 31, 2013	32.7
Gross decreases—tax positions in prior periods	(3.1)
Gross increases—current period tax positions	0.9
Settlements	(0.6)
Lapse of statutes	(2.9)

Gross unrecognized tax benefits at December 31, 2014	$27.0

        The Company's policy is to include accrued interest and penalties related to unrecognized tax benefits and income tax liabilities, when applicable, in income tax expense. As of December 31, 2014 and 2013, the Company had approximately $3.6 million and $3.8 million, respectively, of accrued interest and penalties related to uncertain tax positions included in other long-term liabilities in the consolidated balance sheets. Penalties and interest related to unrecognized tax benefits of $0.1 million and $0.9 million were recorded in the provision for income taxes during the year ended December 31, 2014 and 2013, respectively.

        The Company files tax returns in the U.S., which include federal, state and local jurisdictions and many foreign jurisdictions with varying statutes of limitations. The Company considers Germany, the U.S. and Switzerland to be its significant tax jurisdictions. The tax years 2009 to 2013 are open tax years in these significant foreign jurisdictions. In the fourth quarter of 2012, the Company settled tax audits in Switzerland and Germany. In the first quarter of 2014, the Company settled a tax audit in the U.S. for the tax year 2010. The settlement was immaterial to the consolidated financial statements. Tax years 2011 to 2013 remain open for examination in the U.S.

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

Net Periodic Pension Cost

        The components of net periodic benefit costs for the years ended December 31, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Components of net periodic benefit costs:
Service cost	$4.8	$5.5	$4.6
Interest cost	4.6	4.1	4.8
Expected return on plan assets	(4.1)	(3.8)	(4.0)
Amortization of net loss	0.1	2.2	1.1

Net periodic benefit costs	$5.4	$8.0	$6.5

        The Company measures its benefit obligation and the fair value of plan assets as of December 31st each year. The changes in benefit obligations and plan assets under the defined benefit pension plans, projected benefit obligation and funded status of the plans were as follows at December 31, (in millions):

	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$183.1	$185.5
Service cost	4.8	5.5
Interest cost	4.6	4.1
Plan participant contributions	3.8	3.7
Plan curtailments	(0.6)	(0.5)
Benefits paid	(7.1)	(6.6)
Actuarial loss (gain)	42.1	(13.1)
Impact of foreign currency exchange rates	(23.5)	4.5

Benefit obligation at end of year	207.2	183.1
Change in plan assets:
Fair value of plan assets at beginning of year	141.0	123.9
Return on plan assets	12.0	10.8
Plan participant and employer contributions	9.5	8.9
Benefits paid	(7.1)	(6.6)
Impact of foreign currency exchange rates	(15.8)	4.0

Fair value of plan assets at end of year	139.6	141.0

Net funded status	$(67.6)	$(42.1)

        The accumulated benefit obligation for the defined benefit pension plans is $198.4 million and $174.8 million at December 31, 2014 and 2013, respectively. All defined benefit pension plans have an accumulated benefit obligation and projected benefit obligation in excess of plan assets at December 31, 2014 and 2013.

        The following amounts were recognized in the accompanying consolidated balance sheets for the Company's defined benefit plans at December 31, (in millions):

	2014	2013
Current liabilities	$(1.4)	$(1.6)
Non-current liabilities	(66.2)	(40.5)

Net benefit obligation	$(67.6)	$(42.1)

        The following pre-tax amounts were recognized in accumulated other comprehensive income for the Company's defined benefit plans at December 31, (in millions):

	2014	2013
Reconciliation of amounts recognized in the consolidated balance sheets:
Net actuarial loss	$(48.8)	$(20.3)

Accumulated other comprehensive loss	(48.8)	(20.3)
Accumulated contributions in excess of net periodic benefit cost	(18.8)	(21.8)

Net amount recognized	$(67.6)	$(42.1)

        The amount in accumulated other comprehensive income at December 31, 2014 expected to be recognized as amortization of net loss within net periodic benefit cost in 2015 is $4.2 million.

        For the principal pension plans, the Company uses a corridor approach to amortize actuarial gains and losses. Under this approach, net actuarial gains or losses in excess of ten percent of the larger of the projected benefit obligation or the fair value of plan assets are amortized over the average remaining service of active participants who are expected to receive benefits under the plans.

        The range of assumptions used for defined benefit pension plans reflects the different economic environments within the various countries. The range of assumptions used to determine the projected benefit obligations for the years ended December 31, are as follows:

	2014	2013	2012
Discount rates	0.7%-2.4%	0.7%-3.8%	0.8%-4.1%
Expected return on plan assets	2.9%	3.0%	3.5%
Expected rate of compensation increase	1.0%-3.0%	1.0%-3.0%	1.0%-3.8%

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

Asset Allocations by Asset Category

        The fair value of the Company's pension plan assets at December 31, 2014 and 2013, by asset category and by level in the fair value hierarchy, is as follows (in millions):

December 31, 2014	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan Assets:
Cash and cash equivalents (a)	$138.2	$138.2	$—	$—
Debt securities:
U.S. Corporate (b)	—		—	—
Foreign corporations (c)	0.4	0.4	—	—
Foreign governments (c)	0.7	0.7	—	—

	1.1	1.1	—	—

Equity Securities:
Foreign corporations (d)	0.1	0.1	—	—

	0.1	0.1	—	—

Real estate (e)	0.1	0.1	—	—
Other (f)	0.1	0.1		—

Total plan assets	$139.6	$139.6	$—	$—

December 31, 2013	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan Assets:
Cash and cash equivalents (a)	$19.4	$19.4	$—	$—
Debt securities:
U.S. Corporate (b)	1.4	1.4	—	—
Foreign corporations (c)	51.1	51.1	—	—
Foreign governments (c)	8.3	8.3	—	—

	60.8	60.8	—	—

Equity Securities:
Foreign corporations (d)	35.1	35.1	—	—
U.S. corporations (d)	5.3	5.3	—	—

	40.4	40.4	—	—

Real estate (e)	14.4	14.4	—	—
Mortgage and other asset-backed securities (g)	6.0	—	6.0	—

Total plan assets	$141.0	$135.0	$6.0	$—

(a)
Cash and cash equivalents consist primarily of highly liquid investments, including cash on hand.

(b)
U.S. Corporate bond investments had an average rating of AA.

(c)
Foreign Corporate and Government bond investments had an average rating of AA.

(d)
U.S. and International equities primarily include investments in large market capitalization stocks.

(e)
Real estate includes Swiss public real estate funds which generate returns in line with the Swiss property market by investing in residential and commerical properties throughout Switzerland.

(f)
Includes private equity, raw materials and alternative investment funds.

(g)
Mortgage and other asset-backed securities pool together various cash-flow producing financial assets typically collateralized by residential mortgages, commercial mortgages and other assets.

        A Board of Trustees comprised of employer and employee representatives of the subsidiaries is responsible for setting the policy that serves as the framework for allocating plan assets within the guidelines provided by the respective government. The policy defines an investment strategy, including the asset allocation ranges, which is designed to ensure that the benefit obligations of the plans can be met when they are due. The investment strategy also is targeted at optimizing the return on investment within the risk constraints of the plans. The Board of Trustees appoints the plan administrators and investment managers, who oversee the investment allocation process, setting long-term strategic targets and monitoring asset allocations. The target allocations are 55% bonds, including cash, 30% equity investments and 15% real estate and mortgages. Target allocation ranges are guidelines, not limitations, and occasionally the Board of Trustees will approve allocations above or below a target range based on a number of factors, including market conditions.

        As of December 31, 2014, the Company converted to cash the plan assets of its pension plan in Switzerland. Please see Note 23—Subsequent Event, for more information.

Contributions and Estimated Future Benefit Payments

        During 2015, the Company expects contributions to be consistent with 2014. The estimated future benefit payments are based on the same assumptions used to measure the Company's benefit obligation at December 31, 2014. The following benefit payments reflect future employee service as appropriate (in millions):

2015	$1.9
2016	2.3
2017	2.4
2018	2.8
2019	3.6
2020-2024	24.0

Other Benefit Plans

        The Company sponsors various defined contribution plans that cover certain domestic and international employees. The Company may make contributions to these plans at its discretion. The Company contributed $7.1 million, $5.3 million and $4.6 million to such plans in the years ended December 31, 2014, 2013 and 2012, respectively.

Note 14—Commitments and Contingencies

Operating Leases

        Certain buildings, office equipment and vehicles are leased under agreements that are accounted for as operating leases. Total rental expense under operating leases was $22.8 million, $24.6 million and $21.6 million during the years ended December 31, 2014, 2013 and 2012, respectively. Future minimum lease payments under non-cancelable operating leases at December 31, 2014, for each of the next five years and thereafter are as follows (in millions):

2015	$19.1
2016	15.4
2017	12.0
2018	9.6
2019	8.8
Thereafter	19.2

Total	$84.1

Capital Leases

        The Company leases certain buildings under agreements that are classified as capital leases. The cost of the buildings under the capital leases is included in the consolidated balance sheets as property, plant and equipment and was $7.5 million and $8.8 million at December 31, 2014 and 2013. Accumulated amortization of the leased buildings at December 31, 2014 and 2013 was $2.9 million and $2.8 million, respectively. Amortization expense related to assets under capital leases is included in depreciation expense. The obligations related to capital leases are recorded as a component of long-term debt or the current portion of long-term debt in the consolidated balance sheets, depending on when the lease payments are due.

License Agreements

        The Company has entered into cross-licensing agreements for various technologies that allow other companies to utilize certain of its patents and related technologies over various periods or into perpetuity. Income from these agreements for the years ended December 31, 2014, 2013 and 2012 was $2.6 million, $9.5 million and $20.2 million, respectively, and is classified in other revenue in the consolidated statements of income and comprehensive income. The decrease in the year ended December 31, 2014 is driven by an incremental decline in license revenue from the sale of technology by BEST. The unearned portions of proceeds from the cross-licensing agreements are classified as short-term or long-term deferred revenue depending on when the revenue will be earned.

        The Company has also entered into license agreements allowing it to utilize certain patents. If these patents are used in connection with a commercial product sale, the Company pays royalties on the related product revenues. Licensing fees for the years ended December 31, 2014, 2013 and 2012, were $3.3 million, $4.0 million and $4.2 million, respectively, and are recorded in cost of product revenue in the consolidated statements of income and comprehensive income.

Legal

        Lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. The Company believes the outcome of pending proceedings, individually and in the aggregate, will not have a material impact on the Company's financial position or results of operations. As of December 31, 2014 and 2013, no accruals have been recorded for potential contingencies.

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

        The investigation found evidence indicating that payments were made that improperly benefited employees or agents of government-owned enterprises in China and Hong Kong. The investigation also found evidence that certain employees of Bruker Optics in China and Hong Kong failed to comply with the Company's policies and standards of conduct. As a result, the Company took personnel actions, including the termination of certain individuals. The Company also terminated its business relationships with certain third party agents, implemented an enhanced FCPA compliance program, and strengthened the financial controls and oversight at its subsidiaries operating in China and Hong Kong. During 2011, the Company also initiated a review of the China operations of its other subsidiaries, with the assistance of an independent audit firm. On the basis of that review, the Company identified additional employees in Bruker subsidiaries operating in China who failed to comply with the Company's policies and standards of conduct, and took additional personnel actions at certain of its subsidiaries as a result.

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

        Effective December 15, 2014, the Company consented to the entry of an administrative cease-and-desist order (Order) by the SEC concerning violations of the books and records and internal controls provisions of the FCPA. Pursuant to the Order, the Company paid an aggregate amount of $2.4 million, consisting of $1.7 million in disgorgement, $0.3 million in prejudgment interest, and a $0.4 million penalty. This was recorded within Interest and Other Income (Expense), net in the accompanying consolidated statements of income and comprehensive income. The Company has been advised that all investigative matters have been completed as of December 31, 2014.

Letters of Credit and Guarantees

        At December 31, 2014 and 2013, the Company had bank guarantees of $150.3 million and $171.2 million, respectively, related primarily to customer advances. These arrangements guarantee the refund of advance payments received from customers in the event that the merchandise is not delivered or warranty obligations are not fulfilled in compliance with the terms of the contract. These guarantees affect the availability of the Company's lines of credit.

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

        Stock option activity for the year ended December 31, 2014 was as follows:

	Shares Subject to Options	Weighted Average Option Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value (in millions) (b)
Outstanding at December 31, 2013	4,877,564	$13.12
Granted	1,003,170	20.70
Exercised	(851,820)	9.62
Forfeited	(218,326)	18.61

Outstanding at December 31, 2014	4,810,588	$15.24	6.4	$22.6

Exercisable at December 31, 2014	2,544,726	$12.31	4.7	$18.7

Exercisable and expected to vest at December 31, 2014 (a)	4,695,029	$15.16	6.4	$22.4

(a)
In addition to the options that are vested at December 31, 2014, the Company expects a portion of the unvested options to vest in the future. Options expected to vest in the future are determined by applying an estimated forfeiture rate to the options that are unvested as of December 31, 2014.

(b)
The aggregate intrinsic value is based on the positive difference between the fair value of the Company's common stock price of $19.62 on December 31, 2014, or the date of exercises, as appropriate, and the exercise price of the underlying stock options.

        The weighted average fair values of options granted was $10.81, $10.37 and $7.11 per share for the years ended December 31, 2014, 2013 and 2012, respectively.

        The total intrinsic value of options exercised was $10.0 million, $8.1 million and $3.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

        Unrecognized pre-tax stock-based compensation expense of $18.7 million related to stock options awarded under the 2000 and 2010 Plans is expected to be recognized over the weighted average remaining service period of 2.3 years for stock options outstanding at December 31, 2014.

        Restricted shares of the Company's common stock are periodically awarded to executive officers, directors and certain key employees of the Company, subject to service restrictions, which vest ratably over periods of three to five years. The restricted shares of common stock may not be sold or transferred during the restriction period. Stock-based compensation for restricted stock is recorded based on the stock price on the grant date and charged to expense ratably throughout the restriction period. The following table summarizes information about restricted stock activity during the year ended December 31, 2014:

	Shares Subject to Restriction	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	357,948	$16.65
Granted	112,129	20.68
Vested	(160,352)	18.41

Outstanding at December 31, 2014	309,725	$17.20

        The total fair value of restricted stock vested was $3.0 million, $1.4 million and $1.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

        Unrecognized pre-tax stock-based compensation expense of $4.6 million related to restricted stock awarded under the 2010 Plan is expected to be recognized over the weighted average remaining service period of 2.9 years for awards outstanding at December 31, 2014.

Note 16—Accumulated Other Comprehensive Income

        The following is a summary of the components of accumulated other comprehensive income, net of tax, at December 31, (in millions):

	Foreign Currency Translation	Unrealized Losses on Derivatives	Pension Liability Adjustment	Accumulated Other Comprehensive Income
Balance at December 31, 2011	$161.1	$(1.1)	$(17.5)	$142.5
Other comprehensive income	9.2	(0.2)	(16.1)	(7.1)
Realized loss on reclassification	—	1.3	1.1	2.4

Balance at December 31, 2012	170.3	—	(32.5)	137.8
Other comprehensive income (loss)	27.3	—	15.0	42.3
Realized loss on reclassification	—	—	2.3	2.3

Balance at December 31, 2013	197.6	—	(15.2)	182.4
Other comprehensive income	(131.6)	—	(22.7)	(154.3)
Realized loss on reclassification	—	—	0.1	0.1

Balance at December 31, 2014	$66.0	$—	$(37.8)	$28.2

Note 17—Other Charges, Net

        The components of other charges, net for the years ended December 31, 2014, 2013 and 2012, were as follows (in millions):

	2014	2013	2012
Acquisition-related charges	$2.9	$3.6	$(0.1)
Professional fees incurred in connection with internal investigation	3.2	6.1	11.1
Information technology transformation costs	4.0	—	—
Restructuring charges	11.1	18.2	0.5
Factory relocation charges	—	0.7	2.0
Other charges, net	—	—	0.4

	$21.2	$28.6	$13.9

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

        The Company recorded total restructuring charges during the year ended December 31, 2014 and 2013 of $36.1 million and $25.3 million, respectively, related to these initiatives. For the year ended December 31, 2014, the charges were all within the BSI segment and consisted of $11.8 million of inventory provisions for excess inventory, $15.5 million of severance costs and $8.8 million of exit related costs, such as professional service and facility exit charges. For the year ended December 31, 2013, $23.0 million related to the BSI segment and $2.3 million related to the BEST segment, and consisted of $2.1 million of inventory provisions for excess inventory, $17.9 million of severance costs and $5.3 million of exit related costs. During the year ended December 31, 2014 and 2013, the Company recorded restructuring charges of $25.0 million and $7.1 million, respectively, as a component of Cost of Revenue, and $11.1 million and $18.2 million, respectively, as a component of Other Charges, net in the accompanying consolidated statements of income and comprehensive income.

        Included in the total restructuring charges are expenses recorded of $17.5 million specifically related to the Plan in the former CAM division, consisting of $9.8 million for inventory write-downs and $7.7 million of severance and exit costs, of which $12.1 was recorded as a component of Cost of Revenue and $5.4 million as a component of Other Charges, net in the accompanying consolidated statement of income and comprehensive income. Restructuring charges related to the Plan were substantially completed in 2014, with only a small amount of charges related to severance anticipated in 2015.

        In addition, in September and October 2014 the Company divested the assets of the former CAM division's Inductively Coupled Plasma-Mass Spectrometry (ICP-MS) product line and the Gas Chromatography (GC) and GC single-quadrupole (GC-SQ) GC-MS mass spectrometry products, respectively. The gain on sale of the product lines of $8.0 million has been recorded as part of Interest and Other Income (Expense), net within the accompanying consolidated statement of income and comprehensive income.

        The following table sets forth the changes in the restructuring reserves for the years ended December 31, 2014 and 2013 (in millions):

	Total	Severance	Exit Costs	Provisions for Excess Inventory
Balance at December 31, 2012	$1.2	$0.9	$0.3	$—
Restructuring charges	25.3	17.9	5.3	2.1
Cash payments	(15.4)	(10.9)	(4.5)	—
Non-cash adjustments	(0.1)	—	—	(0.1)
Foreign currency impact	0.5	0.5	—	—

Balance at December 31, 2013	11.5	8.4	1.1	2.0
Restructuring charges	36.1	15.5	8.8	11.8
Cash payments	(22.9)	(14.6)	(8.2)	(0.1)
Non-cash adjustments	(7.5)	(1.4)	(0.3)	(5.8)
Foreign currency impact	(1.1)	(0.8)	(0.1)	(0.2)

Balance at December 31, 2014	$16.1	$7.1	$1.3	$7.7

Note 18—Interest and Other Income (Expense), Net

        The components of interest and other income (expense), net for the years ended December 31, 2014, 2013 and 2012, were as follows (in millions):

	2014	2013	2012
Interest income	$0.8	$1.0	$0.9
Interest expense	(13.3)	(13.4)	(14.3)
Exchange losses on foreign currency transactions	(2.0)	(10.4)	(6.8)
Gain on disposal of product line	8.3	0.9	2.2
Other	2.1	(1.7)	0.3

Interest and other income (expense), net	$(4.1)	$(23.6)	$(17.7)

Note 19—Business Segment Information

        The Company has two reporting segments, BSI and BEST, as discussed in Note 1 to the consolidated financial statements.

        Selected business segment information is presented below for the years ended December 31, (in millions):

	2014	2013	2012
Revenue:
BSI	$1,674.6	$1,709.5	$1,666.1
BEST	152.9	147.4	136.2
Eliminations (a)	(18.6)	(17.5)	(10.9)

Total revenue	$1,808.9	$1,839.4	$1,791.4

Operating Income (Loss):
BSI	$99.8	$138.9	$140.8
BEST	3.4	9.5	12.8
Corporate, eliminations and other (b)	2.2	(0.2)	2.4

Total operating income	$105.4	$148.2	$156.0

(a)
Represents product and service revenue between reportable segments.

(b)
Represents corporate costs and eliminations not allocated to the reportable segments.

        The Company recorded an impairment charge of $11.5 million for the year ended December 31, 2014, of which $6.4 million was within the BSI segment and $5.1 million within the BEST segment. Please see Note 7—Property, Plant and Equipment, and Note 8—Goodwill and Other Intangible Assets, for description of impairment charges recorded in 2014.

        The Company recorded an impairment charge within the BSI segment of $22.6 million for the year ended December 31, 2012, comprising goodwill and definite-lived intangible assets of $1.4 million and $16.4 million, respectively, within the former CAM division as a result of increased deterioration in its financial performance, and an impairment charge of $4.8 million to reduce certain other long-lived assets in the former CAM division to their estimated fair value. The Company recorded an impairment of assets of $1.2 million within the BEST segment for the year ended December 31, 2012 to reduce the carrying value of certain tangible long-lived assets to their estimated fair value.

        These impairment charges are included within "Impairment of assets" in the accompanying statements of income and comprehensive income.

        Total assets by segment as of and for the years ended December 31, are as follows (in millions):

	2014	2013
Assets:
BSI	$1,827.7	$1,925.3
BEST	101.2	146.5
Eliminations and other (a)	(64.1)	(83.5)

Total assets	$1,864.8	$1,988.3

(a)
Assets not allocated to the reportable segments and eliminations of intercompany transactions.

        Total capital expenditures and depreciation and amortization by segment are presented below for the years ended December 31, (in millions):

	2014	2013	2012
Capital Expenditures:
BSI	$31.5	$44.9	$60.1
BEST	2.3	5.4	12.7

Total capital expenditures	$33.8	$50.3	$72.8

Depreciation and Amortization:
BSI	$55.1	$56.4	$54.6
BEST	4.6	4.9	4.5

Total depreciation and amortization	$59.7	$61.3	$59.1

        Revenue and property, plant and equipment by geographical area as of and for the year ended December 31, are as follows (in millions):

	2014	2013	2012
Revenue:
United States	$387.6	$359.7	$377.2
Germany	215.1	188.9	174.8
Rest of Europe	522.9	583.7	531.3
Asia Pacific	495.5	529.1	525.7
Other	187.8	178.0	182.4

Total revenue	$1,808.9	$1,839.4	$1,791.4

	2014	2013
Property, plant and equipment:
United States	$45.9	$53.8
Germany	143.8	175.0
Rest of Europe	53.6	62.7
Asia Pacific	4.7	5.8
Other	1.9	2.2

Total property, plant and equipment, net	$249.9	$299.5

Note 20—Related Parties

        The Company leases certain office space from certain of its principal shareholders, including a director and executive officer and another member of the Company's Board of Directors, and members of their immediate families, which have expiration dates ranging from 2015 to 2020. Total rent expense under these leases was $2.0 million, $2.6 million and $2.4 million for each of the years ended December 31, 2014, 2013 and 2012, respectively.

        During the years ended December 31, 2014, 2013 and 2012, the Company incurred expenses of $2.4 million, $5.3 million and $2.4 million, respectively, to a law firm in which one of the former members of its Board of Directors is a partner.

        During the years ended December 31, 2014, 2013 and 2012, the Company incurred expenses of $0.1 million, $0.2 million and $0.4 million, respectively, to a financial services firm in which one of the former members of its Board of Directors is a partner.

        During the years ended December 31, 2014 and 2013, the Company recorded revenue of $0.9 million and $0.1 million, respectively, from ordinary course commercial transactions with a life science supply company in which a member of the Company's Board of Directors is Chairman, President and Chief Executive Officer and another member of the Company's Board of Directors serves as a director.

        During the year ended December 31, 2014, the Company recorded revenue of $1.9 million and incurred expenses of $0.1 million arising from ordinary course commercial transactions with a life sciences company in which a member of the Company's Board of Directors, who joined the Board of Directors in 2014, is Chairman and Chief Executive Officer.

Note 21—Recent Accounting Pronouncements

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

        In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, an amendment to ASC Topic 205. Under the amendment, a disposal of a component of an entity or a group of components of an entity are required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results. The amendment also requires additional disclosures about discontinued operations as well as individually significant components of an entity that do not qualify for discontinued operations presentation in the financial statements. ASU No. 2014-08 is effective on a prospective basis for fiscal years beginning after December 15, 2014 and interim periods within annual periods beginning on or after December 15, 2015, with early adoption permitted. The Company adopted this amendment in the second quarter of 2014 and has incorporated the guidance within its financial statements and related footnote disclosures. The adoption did not have a material impact on its consolidated financial statements for the year ended December 31, 2014.

        In July 2013, the FASB issued ASU No. 2013-11, Income Taxes, an amendment to ASC Topic 740 related to the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. Under this amendment, an unrecognized tax benefit is to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss, or a tax credit carryforward exists and certain criteria are met. ASU No. 2013-11 is effective for fiscal years beginning after December 15, 2013. The Company adopted this amendment in the first quarter of 2014. The adoption did not have a material impact on its consolidated financial statements for the year ended December 31, 2014.

Note 22—Quarterly Financial Data (Unaudited)

        A summary of operating results for the quarterly periods in the years ended December 31, 2014 and 2013, is set forth below (in millions, except per share data):

	Quarter Ended
	March 31	June 30	September 30 (1)	December 31 (1)
Year ended December 31, 2014
Net revenue	$423.7	$457.4	$419.8	$508.0
Gross profit	179.7	200.5	167.3	215.8
Operating income	20.6	35.4	4.9	44.5
Net income attributable to Bruker Corporation	8.7	16.4	5.5	26.1
Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.05	$0.10	$0.03	$0.16
Diluted	$0.05	$0.10	$0.03	$0.15
Year ended December 31, 2013
Net revenue	$393.4	$454.9	$439.0	$552.1
Gross profit	174.5	201.6	193.2	235.9
Operating income	12.2	43.5	31.5	61.0
Net income attributable to Bruker Corporation	5.4	22.9	16.6	35.2
Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.03	$0.14	$0.10	$0.21
Diluted	$0.03	$0.14	$0.10	$0.21

(1)
The third and fourth quarter of 2014 includes impairment of assets of $6.9 million and $4.6 million, respectively, comprising definite-lived intangible assets and other long-lived assets.

Note 23—Subsequent Event

        In the first quarter of 2015, the Company outsourced its pension plan in Switzerland to an outside insurance provider and made certain plan design changes. As a result, the Company expects that pension expense in 2015 will increase by approximately $16 million, including a one-time, non-cash charge of approximately $10 million associated with the settlement of a portion of the plan.

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON AUDITING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        We have established disclosure controls and procedures that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) by others within our organization. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

        The attestation report issued by Ernst & Young LLP, our independent registered public accounting firm, on our internal control over financial reporting is included herein.

Changes in Control over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Bruker Corporation

        We have audited Bruker Corporation's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Bruker Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Bruker Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bruker Corporation as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2014 of Bruker Corporation and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 27, 2015

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

        Information regarding our executive officers may be found under the caption "Executive Officers" in our definitive proxy statement for our 2015 Annual Meeting of Stockholders. Information regarding our directors, including committees of our Board of Directors and our Audit Committee Financial Experts, may be found under the captions "Proposal No. 1—Election of Directors," "Board Meetings, Committees and Compensation," and "Audit Committee Report" in our definitive proxy statement for our 2015 Annual Meeting of Stockholders. Information regarding compliance with Section 16(a) of the Exchange Act may be found in our definitive proxy statement for our 2015 Annual Meeting of Stockholders under the caption "Section 16(a) Beneficial Ownership Reporting Compliance." Information regarding the procedures by which security holders may recommend nominees to our Board of Directors may be found in our definitive proxy statement for our 2015 Annual Meeting of Stockholders under the caption "Director Nominations." Such information is incorporated herein by reference.

ITEM 11    EXECUTIVE COMPENSATION

        Information regarding executive compensation may be found under the captions "Compensation of Directors," "Compensation Discussion and Analysis," "Summary of Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report" in our definitive proxy statement for our 2015 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table summarizes information about our equity compensation plans as of December 31, 2014:

Period	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,120,313	$15.36	78,640,631
Equity compensation plans not approved by security holders	N/A	N/A	N/A

	5,120,313	$15.36	78,640,631

        The Bruker Corporation 2010 Incentive Compensation Plan, or the 2010 Plan, was approved by our stockholders in May 2010. The 2010 Plan has a term of ten years and provides for the issuance of up to 8,000,000 shares of the Company's common stock.

        The information contained in our definitive proxy statement for our 2015 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information contained in our definitive proxy statement for our 2015 Annual Meeting of Stockholders under the captions "Related Persons Transactions" and "Board Meetings, Committees and Compensation" is incorporated herein by reference.

ITEM 14    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information contained in our definitive proxy statement for our 2015 Annual Meeting of Stockholders under the captions "Independent Registered Public Accounting Firm" and "Proposal No. 2—Ratification of Independent Registered Public Accounting Firm" is incorporated herein by reference.

PART IV

ITEM 15    EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

  (a)
  Financial Statements and Schedules

  (1)
  Financial Statements

        The following consolidated financial statements of Bruker Corporation are filed as part of this report under Item 8—Financial Statements and Supplementary Data:

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012
Notes to Consolidated Financial Statements
    (2)
    Financial Statement Schedules

        All schedules have been omitted because they are not required or because the required information is provided in the Consolidated Financial Statements or Notes thereto set forth under Item 8 above.

    (3)
    Exhibits

  (b)
  List of Exhibits

Incorporated by Reference (1)
Filed Herewith
Exhibit No.	Description		Form	Date
3.1	Amended Certificate of Incorporation of the Registrant		10-K	December 31, 2007
3.2	Bylaws of the Registrant		S-1	August 3, 2000
4.1	Specimen stock certificate representing shares of common stock of the Registrant		S-3	April 22, 2004
10.1†	Bruker Corporation 2010 Incentive Compensation Plan		S-8	June 4, 2010
10.2†	Bruker Corporation 2010 Incentive Compensation Plan Form of Incentive Stock Option Agreement		10-Q	June 30, 2010
10.3†	Bruker Corporation 2010 Incentive Compensation Plan Form of Non-Qualified Stock Option Agreement		10-Q	June 30, 2010
10.4†	Bruker Corporation 2010 Incentive Compensation Plan Form of Restricted Stock Agreement		10-Q	June 30, 2010

Incorporated by Reference (1)
Filed Herewith
Exhibit No.	Description		Form	Date
10.30	Amended and Restated Credit Agreement dated as of May 24, 2011 among the Company, Bruker AXS GmbH, Bruker Daltonik GmbH, Bruker Optik GmbH, Bruker Physik GmbH, Bruker BioSpin Invest AG, Bruker BioSpin AG and Bruker BioSpin International AG, the other foreign subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto, Deutsche Bank Securities Inc., Commerzbank Ag, New York, Grand Cayman And Stuttgart Branches and RBS Citizens, National Association, as Co-Documentation Agents, Bank of America, N.A. as Syndication Agent and JPMorgan Chase Bank, N.A., as Administrative Agent		8-K	May 25, 2011
10.31*	Note Purchase Agreement dated as of January 18, 2012.		8-K	January 18, 2012
10.34†	Bruker Energy & Supercon Technologies, Inc. 2009 Stock Option Plan		10-K	December 31, 2009
10.35†	Form of Bruker Energy & Supercon Technologies, Inc. Incentive Stock Option Agreement		10-K	December 31, 2009
10.36†	Form of Bruker Energy & Supercon Technologies, Inc. Non-Qualified Stock Option Agreement		10-K	December 31, 2009
10.40†	Letter agreement dated June 5, 2012 between Bruker Corporation and Charles F. Wagner, Jr		10-Q	June 30, 2012
10.41†	Employment offer letter agreement dated June 25, 2012 between Bruker Corporation and Juergen Srega		10-Q	March 31, 2013
10.42†	Amended employment agreement dated December 3, 2013 between Bruker Corporation and Thomas Bachmann		10-K	December 31, 2013
21.1	Subsidiaries of the Registrant	X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X
24.1	Power of attorney (included on signature page hereto)	X
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

Incorporated by Reference (1)
Filed Herewith
Exhibit No.	Description		Form	Date
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101
	The following materials from the Bruker Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Shareholders' Equity and Comprehensive Income, (iv) Consolidated Statements of Cash Flows and (iv) Notes to the Condensed Consolidated Financial Statements	X

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

BRUKER CORPORATION
Date: February 27, 2015	By:	/s/ FRANK H. LAUKIEN, PH.D. Name: Frank H. Laukien, Ph.D. Title: President, Chief Executive Officer and Chairman

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

Name	Title	Date
/s/ FRANK H. LAUKIEN, PH.D. Frank H. Laukien, Ph.D.	President, Chief Executive Officer and Chairman (Principal Executive Officer)	February 27, 2015
/s/ CHARLES F. WAGNER, JR. Charles F. Wagner, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2015
/s/ MICHAEL G. KNELL Michael G. Knell	Vice President of Finance and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2015
/s/ WOLF-DIETER EMMERICH, PH.D. Wolf-Dieter Emmerich, Ph.D.	Director	February 27, 2015
/s/ STEPHEN W. FESIK, PH.D. Stephen W. Fesik, Ph.D.	Director	February 27, 2015
/s/ BRENDA J. FURLONG Brenda J. Furlong	Director	February 27, 2015

Name	Title	Date
/s/ GILLES G. MARTIN Gilles G. Martin	Director	February 27, 2015
/s/ CHRIS VAN INGEN Chris van Ingen	Director	February 27, 2015
/s/ RICHARD D. KNISS Richard D. Kniss	Director	February 27, 2015
/s/ JOERG C. LAUKIEN Joerg C. Laukien	Director	February 27, 2015
/s/ WILLIAM A. LINTON William A. Linton	Director	February 27, 2015
/s/ RICHARD A. PACKER Richard A. Packer	Director	February 27, 2015