Form 10-Q
period 2015-03-31
BRUKER CORP
filed 2015-05-08
CIK 1109354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2015
Common Stock, $0.01 par value per share	168,870,601 shares

BRUKER CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2015

PART I                                                     FINANCIAL INFORMATION

ITEM 1.                                                UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$334.5	$319.5
Short-term investments	157.8	178.0
Accounts receivable, net	227.6	293.2
Inventories	473.9	477.4
Other current assets	111.0	98.2
Total current assets	1,304.8	1,366.3

Property, plant and equipment, net	228.7	249.9
Intangibles, net and other long-term assets	239.2	248.6
Total assets	$1,772.7	$1,864.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$0.7	$0.8
Accounts payable	87.1	76.0
Customer advances	185.6	189.5
Other current liabilities	267.1	316.4
Total current liabilities	540.5	582.7

Long-term debt	353.9	354.2
Other long-term liabilities	156.7	156.2

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock, $0.01 par value 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value 260,000,000 shares authorized, 168,926,527 and 168,582,988 shares issued and 168,870,601 and 168,527,584 shares outstanding at March 31, 2015 and December 31, 2014, respectively	1.7	1.7
Treasury stock, at cost, 55,926 and 55,404 shares at March 31, 2015 and December 31, 2014, respectively	(0.9)	(0.9)
Accumulated other comprehensive income (loss)	(36.0)	28.2
Other shareholders’ equity	751.0	736.9
Total shareholders’ equity attributable to Bruker Corporation	715.8	765.9
Noncontrolling interest in consolidated subsidiaries	5.8	5.8
Total shareholders’ equity	721.6	771.7

Total liabilities and shareholders’ equity	$1,772.7	$1,864.8

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(in millions, except per share data)

	Three Months Ended March 31,
	2015	2014
Product revenue	$298.0	$366.1
Service revenue	54.1	57.0
Other revenue	1.4	0.6
Total revenue	353.5	423.7

Cost of product revenue	161.2	207.1
Cost of service revenue	31.9	36.9
Cost of other revenue	0.2	—
Total cost of revenue	193.3	244.0
Gross profit	160.2	179.7

Operating expenses:
Selling, general and administrative	94.6	109.5
Research and development	37.2	46.0
Other charges, net	13.2	3.6
Total operating expenses	145.0	159.1
Operating income	15.2	20.6

Interest and other income (expense), net	(3.5)	(4.9)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	11.7	15.7
Income tax provision	4.8	5.7
Consolidated net income	6.9	10.0
Net income attributable to noncontrolling interest in consolidated subsidiaries	0.4	1.3
Net income attributable to Bruker Corporation	$6.5	$8.7

Net income per common share attributable to
Bruker Corporation shareholders:
Basic and diluted	$0.04	$0.05

Weighted average common shares outstanding:
Basic	168.3	167.3
Diluted	169.7	169.4

Comprehensive income (loss)	$(57.7)	$13.1
Less: Comprehensive income (loss) attributable to noncontrolling interests	0.4	1.6
Comprehensive income (loss) attributable to Bruker Corporation	$(58.1)	$11.5

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Consolidated net income	$6.9	$10.0
Adjustments to reconcile consolidated net income to cash flows from operating activities:
Depreciation and amortization	13.5	15.2
Write-down of demonstration inventories to net realizable value	5.0	7.6
Stock-based compensation expense	2.2	2.0
Deferred income taxes	(3.7)	0.3
Gain on disposal of product line	—	(0.3)
Other non-cash expenses, net	7.3	1.0
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	51.5	12.8
Inventories	(36.6)	(38.0)
Accounts payable and accrued expenses	(6.8)	21.9
Income taxes payable, net	(6.9)	(6.0)
Deferred revenue	(3.1)	5.0
Customer advances	8.9	(7.6)
Other changes in operating assets and liabilities, net	(11.2)	(5.4)
Net cash provided by operating activities	27.0	18.5

Cash flows from investing activities:
Purchase of short-term investments	(21.5)	—
Maturity of short-term investments	21.5	—
Proceeds from disposal of product line	—	0.7
Purchases of property, plant and equipment	(5.7)	(9.2)
Proceeds from sales of property, plant and equipment	—	0.6
Net cash used in investing activities	(5.7)	(7.9)

Cash flows from financing activities:
Repayment of other debt, net	(0.1)	(0.2)
Proceeds from issuance of common stock, net	3.3	3.0
Payment of contingent consideration	(2.1)	—
Changes in restricted cash	0.8	(0.3)
Excess tax benefits related to stock option awards	2.2	—
Net cash provided by financing activities	4.1	2.5
Effect of exchange rate changes on cash and cash equivalents	(10.4)	2.2
Net change in cash and cash equivalents	15.0	15.3
Cash and cash equivalents at beginning of period	319.5	438.7
Cash and cash equivalents at end of period	$334.5	$454.0

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

The Company has two reporting segments, Bruker Scientific Instruments (BSI), which represents approximately 93% of the Company’s revenues during the three months ended March 31, 2015, and Bruker Energy & Supercon Technologies (BEST), which represents the remainder of the Company’s revenues.  Within BSI, the Company is organized into three operating segments: the Bruker BioSpin Group, the Bruker CALID Group and the Bruker Nano Group. For financial reporting purposes, the Bruker BioSpin, Bruker CALID and Bruker Nano operating segments are aggregated into the BSI reporting segment because each has similar economic characteristics, production processes, service offerings, types and classes of customers, methods of distribution and regulatory environments.

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

Bruker CALID (Chemicals, Applied Markets, Life Science, In-Vitro Diagnostics, Detection)- Bruker CALID designs, manufactures and distributes life science mass spectrometry instruments that can be integrated and used along with other sample preparation or chromatography instruments, as well as Chemical, Biological, Radiological, Nuclear and Explosive (CBRNE) detection products.  Bruker CALID also designs, manufactures and distributes instruments based on Raman molecular spectroscopy technologies. Bruker CALID’s mass spectrometry units are typically used in applications of expression proteomics, clinical proteomics, metabolic and peptide biomarker profiling, drug discovery and development, molecular diagnostics research, molecular and systems biology, basic molecular medicine research and clinical microbiology.

Bruker Nano- Bruker Nano designs, manufactures and distributes spectroscopy and microscopy instruments for the understanding of composition and structure in material science and life science samples.  The instruments are based on advanced technologies in X-ray fluorescence spectroscopy (XRF), X-ray diffraction (XRD), X-ray micro computed tomography (μCT), atomic force microscopy (AFM), stylus and optical metrology (SOM) and fluorescence microscopy (FM), and also include analytical tools for electron microscopes, handheld, portable, and mobile X-ray fluorescence and spark optical emission spectroscopy systems.

The Company’s BEST reporting segment develops and manufactures superconducting and non-superconducting materials and devices for use in renewable energy, energy infrastructure, healthcare and ‘‘big science’’ research. The segment focuses on metallic low temperature superconductors for use in magnetic resonance imaging, nuclear magnetic resonance, fusion energy research and other applications, as well as ceramic high temperature superconductors primarily for energy grid and magnet applications.

The unaudited condensed consolidated financial statements represent the consolidated accounts of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”)

for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial information presented herein does not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of the results expected for any other interim period or the full year. Certain prior year amounts have been reclassified to conform to the current year presentation and had no effect on previously reported net income or cash flows.

At March 31, 2015, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, have not changed.

2.              Stock-Based Compensation

The Company’s awards of stock-based compensation are in the form of stock options and restricted stock. The Company recorded stock-based compensation expense as follows (in millions):

	Three Months Ended March 31,
	2015	2014
Stock options	$1.8	$1.6
Restricted stock	0.4	0.4
Total stock-based compensation	$2.2	$2.0

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

	2015	2014
Risk-free interest rates	1.58%-1.71%	1.81%-2.04%
Expected life	6.0-6.3 years	6.0-6.3 years
Volatility	42.87%-52.23%	55.50%-56.24%
Expected dividend yield	0.0%	0.0%

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

Stock option activity for the three months ended March 31, 2015 was as follows:

	Shares Subject to Options	Weighted Average Option Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value (in millions) (b)
Outstanding at December 31, 2014	4,810,588	$15.24
Granted	106,824	19.19
Exercised	(311,785)	11.18
Forfeited	(47,361)	18.28
Outstanding at March 31, 2015	4,558,266	$15.58	6.4	$16.6

Exercisable at March 31, 2015	2,365,718	$12.71	4.8	$14.0

Exercisable and expected to vest at March 31, 2015 (a)	4,431,098	$15.49	6.4	$16.4

(a)         In addition to the options that are vested at March 31, 2015, the Company expects a portion of the unvested options to vest in the future. Options expected to vest in the future are determined by applying an estimated forfeiture rate to the options that are unvested as of March 31, 2015.

(b)         The aggregate intrinsic value is based on the positive difference between the fair value of the Company’s common stock price of $18.47 on March 31, 2015, or the date of exercises, as appropriate, and the exercise price of the underlying stock options.

The weighted average fair values of options granted was $8.70 and $10.52 per share for the quarter ended March 31, 2015 and 2014, respectively.

The total intrinsic value of options exercised was $2.4 million and $3.8 million for the quarter ended March 31, 2015 and 2014, respectively.

Restricted stock activity for the three months ended March 31, 2015 was as follows:

	Shares Subject to Restriction	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	309,725	$17.20
Granted	31,754	19.40
Vested	(1,375)	16.57
Outstanding at March 31, 2015	340,104	$17.41

The total fair value of restricted stock vested was $0.0 million for the quarter ended March 31, 2015 and 2014, respectively.

At March 31, 2015, the Company expects to recognize pre-tax stock-based compensation expense of $17.3 million associated with outstanding stock option awards granted under the Company’s stock plans over the weighted average remaining service period of 2.2 years. In addition, the Company expects to recognize additional pre-tax stock-based compensation expense of $4.7 million associated with outstanding restricted stock awards granted under the Company’s stock plans over the weighted average remaining service period of 3.0 years.

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

The following table sets forth the computation of basic and diluted weighted average shares outstanding (in millions, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Net income attributable to Bruker
Corporation, as reported	$6.5	$8.7

Weighted average shares outstanding:
Weighted average shares outstanding-basic	168.3	167.3
Effect of dilutive securities:
Stock options and restricted stock	1.4	2.1
	169.7	169.4

Net income per common share attributable to Bruker Corporation shareholders:
Basic and diluted	$0.04	$0.05

Stock options to purchase approximately 1.7 million shares and 0.1 million shares were excluded from the computation of diluted earnings per share in the three months ended March 31, 2015 and 2014, respectively, as their effect would have been anti-dilutive.

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

The following tables set forth the Company’s financial instruments that are measured at fair value on a recurring basis and presents them within the fair value hierarchy using the lowest level of input that is significant to the fair value measurement at March 31, 2015 and December 31, 2014 (in millions):

March 31, 2015	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$69.0	$69.0	$—	$—
Short-term investments	157.8	157.8	—	—
Restricted cash	1.0	1.0	—	—
Embedded derivatives in purchase and delivery contracts	1.7	—	1.7	—
Long-term restricted cash	3.1	3.1	—	—
Total assets recorded at fair value	$232.6	$230.9	$1.7	$—

Liabilities:
Contingent consideration	$9.7	$—	$—	$9.7
Foreign exchange contracts	7.8	—	7.8	—
Embedded derivatives in purchase and delivery contracts	1.2	—	1.2	—
Fixed price commodity contracts	0.2	—	0.2	—
Total liabilities recorded at fair value	$18.9	$—	$9.2	$9.7

December 31, 2014	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$67.9	$67.9	$—	$—
Short-term investments	178.0	178.0	—	—
Restricted cash	1.8	1.8	—	—
Embedded derivatives in purchase and delivery contracts	0.6	—	0.6	—
Long-term restricted cash	3.4	3.4	—
Total assets recorded at fair value	$251.7	$251.1	$0.6	$—

Liabilities:
Contingent consideration	$11.9	$—	$—	$11.9
Foreign exchange contracts	5.1	—	5.1	—
Embedded derivatives in purchase and delivery contracts	0.4	—	0.4	—
Fixed price commodity contracts	0.2	—	0.2	—
Total liabilities recorded at fair value	$17.6	$—	$5.7	$11.9

The Company’s financial instruments consist primarily of cash equivalents, short-term investments, restricted cash, derivative instruments consisting of forward foreign exchange contracts, commodity contracts, derivatives embedded in certain purchase and sale contracts, accounts receivable, short-term borrowings, accounts payable, contingent consideration and long-term debt. The carrying amounts of the Company’s cash equivalents, short-term investments, restricted cash, accounts receivable, short-term borrowings and accounts payable approximate fair value due to their short-term nature. Derivative assets and liabilities are measured at fair value on a recurring basis. The Company’s long-term debt consists principally of a private placement arrangement entered into in 2012 with various fixed interest rates based on the maturity date.  The fair value of the long-term fixed interest rate debt, which has been classified as Level 2, was $257.2 million at March 31, 2015 and December 31, 2014, based on market and observable sources with similar maturity dates.

Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities and did not elect the fair value option for any financial assets or liabilities which originated during the three months ended March 31, 2015.

As part of certain acquisitions in prior years, the Company recorded contingent consideration liabilities that have been classified as Level 3 in the fair value hierarchy.  The contingent consideration represents the estimated fair value of future payments to the former shareholders of applicable acquired companies based on achieving annual revenue targets and specific milestones in certain years as specified in the purchase and sale agreements.  The Company initially valued the contingent consideration using the discounted cash flow method. Total contingent consideration liabilities were $9.7 million as of March 31, 2015 and $11.9 million as of December 31, 2014. Changes to the fair value of the contingent consideration recognized in earnings for the three months ended March 31, 2015 was $0.1 million, and was recorded to other charges, net in the condensed consolidated statement of income and comprehensive income. There were no changes to the fair value of the contingent consideration recognized in earnings for the three months ended March 31, 2014. The following table sets forth the changes in contingent consideration liabilities for the three months ended March 31, 2015 (in millions):

Balance at December 31, 2014	$11.9
Current period adjustments	0.1
Current period settlements	(2.1)
Foreign currency effect	(0.2)
Balance at March 31, 2015	$9.7

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

Short-term investments are classified as available-for-sale and are reported at fair value, with unrealized gains (losses) excluded from earnings and reported, net of tax, in accumulated other comprehensive income within the accompanying condensed consolidated balance sheet. There were no unrealized gains (losses) recorded during the three months ended March 31, 2015. On a quarterly basis, the Company reviews its short-term investments to determine if there have been any events that could create an impairment.  None were noted for the three months ended March 31 2015.

5.              Inventories

Inventories consisted of the following (in millions):

	March 31,	December 31,
	2015	2014
Raw materials	$164.3	$159.5
Work-in-process	140.5	169.5
Finished goods	134.0	109.9
Demonstration units	35.1	38.5
Inventories	$473.9	$477.4

Finished goods include in-transit systems that have been shipped to the Company’s customers, but not yet installed and accepted by the customer. As of March 31, 2015 and December 31, 2014, inventory-in-transit was $63.5 million and $58.6 million, respectively.

The Company reduces the carrying value of its demonstration inventories for differences between its cost and estimated net realizable value through a charge to cost of product revenue that is based on a number of factors including the age of the unit, the physical condition of the unit and an assessment of technological obsolescence. Amounts recorded in cost of revenue related to the write-down of demonstration units to net realizable value were $5.0 million and $7.6 million for the three months ended March 31, 2015 and 2014, respectively.

6.              Goodwill and Other Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for the three months ended March 31, 2015 (in millions):

Balance at December 31, 2014	$127.8
Current period adjustments	0.5
Foreign currency effect	(3.6)
Balance at March 31, 2015	$124.7

The following is a summary of intangible assets (in millions):

	March 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology and related patents	$151.3	$(82.2)	$69.1	$149.8	$(81.7)	$68.1
Customer relationships	11.4	(4.6)	6.8	13.4	(5.6)	7.8
Non compete contracts	1.8	(0.3)	1.5	1.8	(0.2)	1.6
Trade names	0.2	(0.2)	—	0.2	(0.2)	—
Intangible assets subject to amortization	164.7	(87.3)	77.4	165.2	(87.7)	77.5
In-process research and development	0.6	—	0.6	6.3	—	6.3
Intangible assets	$165.3	$(87.3)	$78.0	$171.5	$(87.7)	$83.8

For each of the three months ended March 31, 2015 and 2014, the Company recorded amortization expense of $5.2 million related to intangible assets subject to amortization.

7.              Debt

The Company’s debt obligations as of March 31, 2015 and December 31, 2014 consisted of the following (in millions):

	March 31,	December 31,
	2015	2014
US Dollar revolving loan under the Amended Credit Agreement	$112.5	$112.5
US Dollar notes under the Note Purchase Agreement	240.0	240.0
Capital lease obligations and other loans	2.1	2.5
Total debt	354.6	355.0
Current portion of long-term debt	(0.7)	(0.8)
Total long-term debt, less current portion	$353.9	$354.2

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

Borrowings under the Amended Credit Agreement are secured by guarantees from certain material subsidiaries, as defined in the Amended Credit Agreement, and Bruker Energy & Supercon Technologies, Inc. The Amended Credit Agreement also requires the Company to maintain certain financial ratios related to maximum leverage and minimum interest coverage. Specifically, the Company’s leverage ratio cannot exceed 3.0 and the Company’s interest coverage ratio cannot be less than 3.0. As of March 31, 2015, the Company was in compliance with the covenants of the Amended Credit Agreement. In addition to the financial ratios, the Amended Credit Agreement restricts, among other things, the Company’s ability to do the following: make certain payments; incur additional debt; incur certain liens; make certain investments, including derivative agreements; merge, consolidate, sell or transfer all or substantially all of its assets; and enter into certain transactions with affiliates. Failure to comply with any of these restrictions or covenants may result in an event of default on the Amended Credit Agreement, which could permit acceleration of the debt and require the Company to prepay the debt before its scheduled due date.

Other revolving lines of credit are with various financial institutions located primarily in Germany and Switzerland. These revolving lines of credit are typically uncommitted, used for performance bonds or guarantees and due upon demand with interest payable monthly or quarterly.

The following is a summary of the maximum commitments and the net amounts available to the Company under revolving loan and line of credit arrangements at March 31, 2015 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Lines of Credit	Total Amount Available
Amended Credit Agreement	1.3%	$250.0	$112.5	$6.6	$130.9
Other revolving lines of credit	—	234.4	—	130.2	104.2
Total revolving lines of credit		$484.4	$112.5	$136.8	$235.1

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

As of March 31, 2015, the Company was in compliance with the covenants of the Note Purchase Agreement.

8.             Derivative Instruments and Hedging Activities

Interest Rate Risks

The Company’s exposure to interest rate risk relates primarily to outstanding variable rate debt and adverse movements in the related short-term market rates. The most significant component of the Company’s interest rate risk relates to amounts outstanding under the Amended Credit Agreement, which totaled $112.5 million at March 31, 2015. The Company currently has a higher level of fixed rate debt than variable rate debt, which limits the exposure to adverse movements in interest rates.

Foreign Exchange Rate Risk Management

The Company generates a substantial portion of its revenues and expenses in international markets, principally Germany and other countries in the European Union, Switzerland and Japan, which subjects its operations to the exposure of exchange rate fluctuations. The impact of currency exchange rate movement can be positive or negative in any period. The Company periodically enters into foreign currency contracts in order to minimize the volatility that fluctuations in exchange rates have on its monetary transactions. Under these arrangements, the Company typically agrees to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates with maturities of less than twelve months. These transactions do not qualify for hedge accounting and, accordingly, the instrument is recorded at fair value with the corresponding gains and losses recorded in the condensed consolidated statements of income and comprehensive income (loss). The Company had the following notional amounts outstanding under foreign currency contracts at March 31, 2015 and December 31, 2014 (in millions):

Buy	Notional Amount in Buy Currency	Sell	Maturity	Notional Amount in U.S. Dollars	Fair Value of Assets	Fair Value of Liabilities
March 31, 2015:
Euro	48.5	U.S. Dollars	April 2015 to September 2015	$56.3	$—	$4.3

U.S. Dollars	0.2	Euro	July 2015 to December 2015	0.2	—	—

Euro	0.1	British Pounds	May 2015 to June 2015	0.1	—	—

Swiss Francs	40.5	U.S. Dollars	April 2015	45.2	—	3.5
				$101.8	$—	$7.8

December 31, 2014:
Euro	43.3	U.S. Dollars	January 2015 to September 2015	$55.4	$—	$2.9

U.S. Dollars	0.3	Euro	February 2015 to December 2015	0.3	—	—

Euro	0.1	British Pounds	January 2015 to June 2015	0.1	—	—

Yen	5.7	Euro	March 2015	0.1	—	—

Swiss Francs	41.4	U.S. Dollars	January 2015	43.9	—	2.2
				$99.8	$—	$5.1

In addition, the Company periodically enters into purchase and sales contracts denominated in currencies other than the functional currency of the parties to the transaction. The Company accounts for these transactions by separately valuing the “embedded derivative” component of these contracts. Contracts denominated in currencies other than the functional currency of the transacting parties amounted to $54.6 million for the delivery of products and $8.5 million for the purchase of products at March 31, 2015 and $41.1 million for the delivery of products and $8.7 million for the purchase of products at December 31, 2014. The changes in the fair value of these embedded derivatives are recorded as foreign currency exchange gains/losses in Interest and Other Income (Expense), net in the condensed consolidated statements of income and comprehensive income (loss).

Commodity Price Risk Management

The Company has an arrangement with a customer under which it has a firm commitment to deliver copper based superconductors at a fixed price. In order to minimize the volatility that fluctuations in the price of copper have on the Company’s sales of these superconductors, the Company enters into commodity hedge contracts. At March 31, 2015 and December 31, 2014, the Company had fixed price commodity contracts with notional amounts aggregating $1.9 million and $2.7 million, respectively. The changes in the fair value of these commodity contracts are recorded in Interest and Other Income (Expense), net in the condensed consolidated statements of income and comprehensive income (loss).

The fair value of the derivative instruments described above are recorded in the consolidated balance sheets for the periods as follows (in millions):

		March 31,	December 31,
	Balance Sheet Location	2015	2014
Derivative assets:
Embedded derivatives in purchase and delivery contracts	Other current assets	$1.7	$0.6

Derivative liabilities:
Foreign exchange contracts	Other current liabilities	$7.8	$5.1
Embedded derivatives in purchase and delivery contracts	Other current liabilities	1.2	0.4
Fixed price commodity contracts	Other current liabilities	0.2	0.2

The impact on net income of unrealized gains and losses resulting from changes in the fair value of derivative instruments not designated as hedging instruments are as follows (in millions):

	Three Months Ended March 31,
	2015	2014
Foreign exchange contracts	$(2.7)	$(0.6)
Embedded derivatives in purchase and delivery contracts	0.3	—
Fixed price commodity contracts	—	(0.2)
Income (expense), net	$(2.4)	$(0.8)

The amounts related to derivative instruments not designated as hedging instruments are recorded in interest and other income (expense), net in the condensed consolidated statements of income and comprehensive income (loss).

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

The income tax provision for the three months ended March 31, 2015 and 2014 was $4.8 million and $5.7 million, respectively, representing effective tax rates of 41.0% and 36.3%, respectively.  The Company’s effective tax rate may change over time as the amount or mix of income and taxes changes amongst the jurisdictions in which the Company is subject to tax.

As of March 31, 2015 and December 31, 2014, the Company has unrecognized tax benefits, excluding penalties and interest, of approximately $30.7 million and $27.0 million, respectively, of which $16.4 million and $12.8 million, if recognized, would result in a reduction of the Company’s effective tax rate. The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes. As of March 31, 2015 and December 31, 2014, approximately $4.3 million and $3.6 million, respectively, of accrued interest and penalties related to uncertain tax positions was included in other long-term liabilities on the unaudited condensed consolidated balance sheets. Penalties and interest related to unrecognized tax benefits of $0.8 million were recorded in the provision for income taxes during the three months ended March 31, 2015. No penalties and interest related to unrecognized tax benefits were recorded in the provision for income taxes during the three months ended March 31, 2014.

The Company files tax returns in the United States, which include federal, state and local jurisdictions, and many foreign jurisdictions with varying statutes of limitations. The Company considers Germany, the United States and Switzerland to be its significant tax jurisdictions.  The tax years 2009 to 2014 are open tax years in these significant jurisdictions. During the three months ended March 31, 2014, the Company settled a tax audit in the United States for the tax year 2010.  The amount of the settlement was immaterial to the condensed consolidated financial statements.  Tax years 2011 to 2014 remain open for examination in the United States.

10.       Commitments and Contingencies

Legal

Lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. The Company believes the outcome of these proceedings, individually and in the aggregate, will not have a material impact on the Company’s financial position or results of operations. As of March 31, 2015 and December 31, 2014, accruals recorded for such potential contingencies were immaterial to the condensed consolidated financial statements.

Letters of Credit and Guarantees

At March 31, 2015 and December 31, 2014, the Company had bank guarantees of $136.8 million and $150.3 million, respectively, for customer advances. These arrangements guarantee the refund of advance payments received from customers in the event that the merchandise is not delivered or warranty obligations are not fulfilled in compliance with the terms of the contract. These guarantees affect the availability of the Company’s lines of credit.

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

	Three Months Ended March 31,
	2015	2014
Consolidated net income	$6.9	$10.0
Foreign currency translation adjustments	(72.9)	2.9
Pension liability adjustments	8.3	(0.1)
Other	—	0.3
Net comprehensive income (loss)	(57.7)	13.1
Less: Comprehensive income attributable to noncontrolling interests	0.4	1.6
Comprehensive income (loss) attributable to Bruker Corporation	$(58.1)	$11.5

The following is a summary of the components of accumulated other comprehensive income (loss), net of tax, at March 31, 2015 (in millions):

	Foreign Currency Translation	Pension Liability Adjustment	Accumulated Other Comprehensive Income
Balance at December 31, 2014	$66.0	$(37.8)	$28.2
Other comprehensive loss before reclassifications	(72.5)	(0.2)	(72.7)
Realized loss on reclassification, net of tax of $2.1 million	—	8.5	8.5
Net current period other comprehensive income (loss)	(72.5)	8.3	(64.2)
Balance at March 31, 2015	$(6.5)	$(29.5)	$(36.0)

12.       Noncontrolling Interests

Noncontrolling interests represent the minority shareholders’ proportionate share of the Company’s majority owned subsidiaries. The following table sets forth the changes in noncontrolling interests (in millions):

	Three Months Ended March 31,
	2015	2014
Balance at beginning of period	$5.8	$4.1
Net income	0.4	1.3
Foreign currency translation adjustments	(0.4)	—
Other	—	0.3
Balance at end of period	$5.8	$5.7

13.       Other Charges, Net

The components of other charges, net were as follows (in millions):

	Three Months Ended March 31,
	2015	2014
Information technology transformation costs	$1.7	$0.6
Restructuring charges	1.3	0.2
Pension settlement charge	10.2	—
Professional fees incurred in connection with internal investigation	—	2.2
Acquisition-related charges	—	0.6
Other charges, net	$13.2	$3.6

Over the past couple of years, the Company has been undertaking productivity improvement initiatives in an effort to better optimize its operations.  These restructuring initiatives have included the divestiture of certain non-core businesses, outsourcing of various manufacturing activities, transferring or ceasing operations at certain facilities and an overall right-sizing within the Company based on the current business environment.

The Company recorded total restructuring charges during the three months ended March 31, 2015 of $3.3 million related to these initiatives, all within BSI.  For the three months ended March 31, 2015, the charges consisted of $0.4 million of inventory provisions for excess inventory, $1.4 million of severance costs and $1.5 million of exit related costs, such as professional service and facility exit charges. During the three months ended March 31, 2015, the Company has recorded restructuring charges of $2.0 as a component of Cost of Revenue and $1.3 million as a component of Other Charges, net in the accompanying condensed consolidated statement of income and comprehensive income (loss).

Included in the total restructuring charges are expenses specifically related to a plan approved by the Company’s Board of Directors in the third quarter of 2014 (the “Plan”) to divest certain assets and implement a restructuring program in the former Chemical and Applied Markets (CAM) division within the Bruker CALID Group.  Restructuring expenses recorded during the three months ended March 31, 2015 related to the Plan consisted of $0.8 million of severance and exit costs and $0.5 million of inventory write-downs, of which $0.7 million was recorded as component of Cost of Revenue and $0.6 million as a component of Other Charges, net in the accompanying condensed consolidated statement of income and comprehensive income (loss).  From inception of the Plan in the third quarter of 2014, cumulative restructuring expenses recorded have been $18.8 million, consisting of $10.3 million of inventory write-downs and $8.5 million of severance and exit costs.  As of March 31, 2015, expenses incurred under the Plan are substantially complete.

The following table sets forth the changes in restructuring reserves for the three months ended March 31, 2015 (in millions):

	Total	Severance	Exit Costs	Provisions for Excess Inventory
Balance at December 31, 2014	$16.1	$7.1	$1.3	$7.7
Restructuring charges	3.3	1.3	1.5	0.5
Cash payments	(5.0)	(3.5)	(1.5)	—
Foreign currency effect	(1.5)	(0.6)	—	(0.9)
Balance at March 31, 2015	$12.9	4.3	$1.3	$7.3

During the three months ended March 31, 2015, the Company outsourced its pension plan in Switzerland to an outside insurance provider and made certain plan design changes. In conjunction with the outsourcing of the plan, the Company recorded a one-time, non-cash settlement charge of $10.2 million as the plan assets and pension obligations for the retirees and other certain members of the population were transferred to the outside insurance provider.  The settlement charge was recorded as a component of Other Charges, net in the accompanying condensed consolidated statement of income and comprehensive income (loss).

14.       Interest and Other Income (Expense), Net

The components of interest and other income (expense), net, were as follows (in millions):

	Three Months Ended March 31,
	2015	2014
Interest expense, net	$(3.1)	$(3.0)
Exchange losses on foreign currency transactions	(0.4)	(1.6)
Gain on disposal of product line	—	0.3
Other	—	(0.6)
Interest and other income (expense), net	$(3.5)	$(4.9)

15.       Business Segment Information

The Company has two reporting segments, BSI and BEST, as discussed in Footnote 1 to the condensed consolidated financial statements.

Revenue and operating income by reporting segment are presented below (in millions):

	Three Months Ended March 31,
	2015	2014
Revenue:
BSI	$327.5	$393.9
BEST	27.5	34.8
Eliminations (a)	(1.5)	(5.0)
Total revenue	$353.5	$423.7

Operating Income
BSI	$13.7	$16.6
BEST	1.0	2.8
Corporate, eliminations and other (b)	0.5	1.2
Total operating income	$15.2	$20.6

(a)              Represents product and service revenue between reportable segments.

(b)              Represents corporate costs and eliminations not allocated to the reportable segments.

Total assets by reporting segment are as follows (in millions):

	March 31,	December 31,
	2015	2014
Assets:
BSI	$1,744.2	$1,827.7
BEST	88.5	101.2
Eliminations and other (a)	(60.0)	(64.1)
Total assets	$1,772.7	$1,864.8

(a) Assets not allocated to the reportable segments and eliminations of intercompany transactions.

16.       Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs.  The new guidance changes the presentation of debt issuance costs in the balance sheet to a reduction of the related debt liability instead of classifying as an asset. The income statement presentation of debt issuance costs is unchanged. ASU No. 2015-03 is effective for annual periods after December 15, 2015, and interim periods within those years.  Early application is permitted and the guidance is to be applied retrospectively to all prior periods presented. The Company does not expect adoption would have a material impact on its consolidated balance sheet.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements under Accounting Standards Codification (ASC) Topic 605. The new guidance was the result of a joint project between the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop common revenue standards for GAAP and International Financial Reporting Standards. The core principle of the new guidance is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 is effective prospectively for annual periods beginning after December 15, 2016, and interim periods within those years. Early application is not permitted. In April 2015, the FASB proposed to defer the effective date of ASU 2014-09 by one year to annual periods beginning after December 15, 2017, with early application permitted as of the previous effective date. The Company is currently assessing the impact adoption of the new guidance may have on its consolidated financial statements.

ITEM 2.                                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our interim unaudited condensed consolidated financial statements and the notes to those statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, and in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

Statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which express that we “believe,” “anticipate,” “plan,” “expect,” “seek,” “estimate,” or “should,” as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from those set forth in forward-looking statements. Certain factors that might cause such a difference are discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2014.

Although our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), we believe describing income and expenses, excluding the effect of foreign exchange and our recent acquisitions and divestitures, as well as certain other charges, net, provides meaningful supplemental information regarding our performance. We believe that this supplemental information is useful in assessing our operating performance and trends as the excluded items are not indicative of our core business operating results. These non-GAAP financial measures are not in accordance with, nor are they a substitute for, the comparable GAAP financial measures and are intended to supplement our financial results that are prepared in accordance with GAAP. We also use these non-GAAP financial measures for financial and operational decision making, including as part of our compensation to employees, and as a means to help evaluate period-to-period comparisons.

OVERVIEW

We are organized into four operating segments: the Bruker BioSpin Group, the Bruker CALID Group, the Bruker Nano Group, and the Bruker Energy & Supercon Technologies (BEST) division.

The Bruker BioSpin Group combines the Bruker Magnetic Resonance and Preclinical Imaging divisions and designs, manufactures and distributes enabling life science tools based on magnetic resonance technology.

The Bruker CALID Group combines the Bruker Daltonics, Bruker Detection and Bruker Optics divisions and designs, manufactures, and distributes mass spectrometry and chromatography instruments and solutions for life sciences, including proteomics, metabolomics and clinical research applications. Our mass spectrometry and chromatography instruments also provide solutions for applied markets that include food safety, environmental analysis and petrochemical analysis. Bruker CALID also designs, manufactures and distributes various analytical instruments for CBRNE detection and research, as well as analytical, research and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy technologies.

The Bruker Nano Group combines the Bruker AXS, Bruker Nano Surfaces and Bruker Nano Analytical divisions and designs, manufactures and distributes advanced X-ray, spark-optical emission spectroscopy, atomic force microscopy and stylus and optical metrology instrumentation used in non-destructive molecular, materials and elemental analysis.  During the first quarter of 2015, separate portions of the former Bruker Elemental division were added to the Bruker AXS and Bruker Nano Analytical divisions.

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

For financial reporting purposes, we aggregate the Bruker BioSpin, Bruker CALID and Bruker Nano operating segments into the Bruker Scientific Instruments (BSI) reporting segment, which represented approximately 93% of the Company’s revenues during the three months ended March 31, 2015. This aggregation reflects these operating segments’ similar economic characteristics, production processes, customer services provided, types and classes of customers, methods of distribution and regulatory environments. Our BEST division is our other reporting segment and represents the remainder of our revenues.

For the three months ended March 31, 2015, our revenue decreased by $70.2 million, or 16.6%, to $353.5 million, compared to $423.7 million for the comparable period in 2014. The impact of changes in foreign exchange rates and recent divestitures in our former Chemical and Applied Markets (CAM) division, net of the effect of a recent acquisition, contributed $57.7 million, or 13.6% of the decline. In addition, revenue from NMR products declined due to lower order levels in the prior year and delays in installation on certain orders.

Our gross profit margin increased to 45.3% from 42.4% during the three months ended March 31, 2015 and 2014, respectively. The increase in gross margin percentage was driven by the mix of products sold, including new product sales and certain orders recognized during the first quarter of 2015 that had higher gross margin levels, and the favorable impact of recent operational improvement initiatives, including product pricing, outsourcing of various manufacturing activities and recent divestiture and restructuring actions, including within the former CAM division. Selling, general and administrative expenses and research and development costs combined during the three months ended March 31, 2015 decreased by approximately $23.7 million compared to the prior year, resulting primarily from the favorable impact of changes in foreign exchange rates and recent divestiture and restructuring actions. As previously disclosed, we plan to take additional restructuring measures as a result of the revenue decline that occurred during the second half of 2014 and continued during the first quarter of 2015.  This includes restructuring actions commencing during 2015 that are expected to reduce employee headcount by approximately 9% within our Bruker BioSpin Group once completed.

During the three months ended March 31, 2015, we outsourced our pension plan in Switzerland to an outside insurance provider, made certain plan design changes and remeasured the liability.  As a result, non-cash pension expenses in 2015 will increase by approximately $16 million, which includes a one-time, non-cash settlement charge of $10.2 million recorded in the first quarter of 2015 as the plan assets and pension obligations for the retirees and other certain members of the population were transferred to the outside insurance provider. The settlement charge was recorded as a component of Other Charges, net in our condensed consolidated statement of income and comprehensive income (loss).

In addition to the above, we can also experience quarter-to-quarter fluctuations in our operating results as a result of factors outside our control, such as:

•                  sales of infrequent, but high value system solutions, such as the Bruker BioSpin Group’s ultra-high field magnets, the Bruker CALID Group’s fourier transform mass spectrometry systems and the Bruker Nano Group’s atomic force microscopy systems;

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

For a further discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2014.  There were no significant changes to our critical accounting policies for the three months ended March 31, 2015.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2015 compared to the Three Months Ended March 31, 2014

Consolidated Results

The following table presents our results for the three months ended March 31, 2015 and 2014 (dollars in millions, except per share data):

	Three Months Ended March 31,
	2015	2014
Product revenue	$298.0	$366.1
Service revenue	54.1	57.0
Other revenue	1.4	0.6
Total revenue	353.5	423.7

Cost of product revenue	161.2	207.1
Cost of service revenue	31.9	36.9
Cost of other revenue	0.2	—
Total cost of revenue	193.3	244.0
Gross profit	160.2	179.7

Operating expenses:
Selling, general and administrative	94.6	109.5
Research and development	37.2	46.0
Other charges	13.2	3.6
Total operating expenses	145.0	159.1
Operating income	15.2	20.6

Interest and other income (expense), net	(3.5)	(4.9)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	11.7	15.7
Income tax provision	4.8	5.7
Consolidated net income	6.9	10.0
Net income attributable to noncontrolling interest in consolidated subsidiaries	0.4	1.3
Net income attributable to Bruker Corporation	$6.5	$8.7

Net income per common share attributable to
Bruker Corporation shareholders:
Basic and diluted	$0.04	$0.05

Weighted average common shares outstanding:
Basic	168.3	167.3
Diluted	169.7	169.4

Revenue

For the three months ended March 31, 2015, our revenue decreased by $70.2 million, or 16.6%, to $353.5 million, compared to $423.7 million for the comparable period in 2014. Included in revenue was a decrease of approximately $46.8 million from the impact of foreign exchange due to the strengthening of the U.S. Dollar primarily versus the Euro, as well as versus the Japanese Yen, Russian Ruble and other currencies, and a decrease of approximately $10.9 million attributable to recent divestitures within the former CAM division, net of a recent acquisition. Excluding the effects of foreign exchange and our recent acquisition and divestitures, revenue decreased by $12.5 million, or 3.0%.

BSI segment revenue decreased by $66.4 million, or 16.9%, to $327.5 million for the three months ended March 31, 2015, compared to $393.9 million for the three months ended March 31, 2014. BEST segment revenue decreased by $7.3 million, or 21.0%, to $27.5 million for the three months ended March 31, 2015, compared to $34.8 million for the three months ended March 31, 2014.

Please see the Segment Results section later in this discussion for additional information regarding our revenue.

Gross Profit

Gross profit for the three months ended March 31, 2015 was $160.2 million, or 45.3% of revenue, compared to $179.7 million, or 42.4% of revenue, for the three months ended March 31, 2014. Included in gross profit were various charges for amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring costs totaling $6.9 million and $7.5 million for the three months ended March 31, 2015 and 2014, respectively. Excluding these charges, our gross profit margin for the three months ended March 31, 2015 and 2014 was 47.3% and 44.2%, respectively. The higher gross profit margin is primarily attributable to the mix of products sold, including new product sales and certain orders recognized during the first quarter of 2015 that had higher gross margin levels, and the favorable impact of recent operational improvement initiatives, including product pricing, outsourcing of various manufacturing activities and recent divestiture and restructuring actions, including within the former CAM division.

Selling, General and Administrative

Our selling, general and administrative expenses for the three months ended March 31, 2015 decreased to $94.6 million, or 26.8% of total revenue, from $109.5 million, or 25.8% of total revenue, for the comparable period in 2014. The decrease in selling, general and administrative expenses in dollars was primarily attributable to the favorable impact of changes in foreign exchange rates and recent divestiture and restructuring actions, including within the former CAM division. The increase as a percentage of revenue was driven by lower revenue levels as there are certain inherent costs that are not variable based on revenue.

Research and Development

Our research and development expenses for the three months ended March 31, 2015 decreased to $37.2 million, or 10.5% of total revenue, from $46.0 million, or 10.9% of total revenue, for the comparable period in 2014. The decrease in research and development expenses was primarily attributable to the favorable impact of changes in foreign exchange rates and lower material costs.

Other Charges, Net

Other charges, net of $13.2 million recorded for the three months ended March 31, 2015 related entirely to the BSI segment.  The charges consisted of a $10.2 million one-time, non-cash settlement charge as the plan assets and pension obligations for the retirees and other certain members of the population within our pension plan in Switzerland were transferred to an outside insurance provider, $1.3 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives, and $1.7 million of costs associated with our global information technology (IT)  transformation initiative. The IT transformation initiative is a multi-year project aimed at updating and integrating our global ERP and HR information systems.

Other charges, net recorded of $3.6 million for the three months ended March 31, 2014 related entirely to the BSI segment.  The charges consisted of $2.2 million of legal and other professional service fees associated with our internal investigation and review of our operations in China which was completed in 2014, $0.6 million of acquisition-related costs, $0.2 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives and $0.6 million of costs associated with our global IT transformation initiative.

Operating Income

Operating income for the three months ended March 31, 2015 was $15.2 million, resulting in an operating margin of 4.3%, compared to operating income of $20.6 million, resulting in an operating margin of 4.9%, for the three months ended March 31, 2014. The decrease in operating income is driven by the increase in Other Charges, net, and higher operating expenses as a percentage of revenue, partially offset by improvements in gross profit during the three months ended March 31, 2015 discussed above.

Interest and Other Income (Expense), Net

Interest and other income (expense), net during the three months ended March 31, 2015 was expense of $(3.5) million, as compared to an expense of $(4.9) million for the comparable period of 2014.

During the three months ended March 31, 2015, the components within interest and other income (expense), net were net interest expense of $3.1 million and realized and unrealized losses on foreign currency denominated transactions of $0.4 million.  During the three months ended March 31, 2014, the major components within interest and other income (expense), net were net interest expense of $3.0 million and realized and unrealized losses on foreign currency denominated transactions of $1.6 million.  The realized and unrealized losses on foreign currency denominated transactions during the three months ended March 31, 2014 was primarily due to the strengthening of a number of currencies against the Euro, including the Swiss Franc and U.S. Dollar.

Income Tax Provision

The 2015 and 2014 effective tax rates were calculated using our projected annual pre-tax income or loss. The effects of tax credits, the expected level of other tax benefits and the impact of changes to the valuation allowance, as well as changes in the mix of our pre-tax income and losses among jurisdictions with varying statutory tax rates and credits, were also considered in the calculation.

The income tax provision for the three months ended March 31, 2015 was $4.8 million compared to $5.7 million for the three months ended March 31, 2014, representing effective tax rates of 41.0% and 36.3%, respectively. The increase in our effective tax rate was primarily due to changes in the expected mix of earnings among tax jurisdictions and an increase in tax reserves.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the three months ended March 31, 2015 and 2014 was $0.4 million and $1.3 million, respectively. The net income attributable to noncontrolling interests represented the minority shareholders’ proportionate share of the net income recorded by our majority-owned indirect subsidiaries.

Net Income Attributable to Bruker Corporation

Our net income for the three months ended March 31, 2015 was $6.5 million, or $0.04 per diluted share, compared to $8.7 million, or $0.05 per diluted share, for the comparable period in 2014. The decrease was driven by lower revenue levels, partially offset by higher gross margin levels and lower operating expenses.

Segment Results

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment (dollars in millions):

	Three Months Ended March 31,			Percentage
	2015	2014	Dollar Change	Change
BSI	$327.5	$393.9	$(66.4)	(16.9)%
BEST	27.5	34.8	(7.3)	(21.0)%
Eliminations (a)	(1.5)	(5.0)	3.5
	$353.5	$423.7	$(70.2)	(16.6)%

(a) Represents product and service revenue between reportable segments.

BSI Segment Revenues

BSI segment revenue decreased by $66.4 million, or 16.9%, to $327.5 million for the three months ended March 31, 2015, compared to $393.9 million for the three months ended March 31, 2014. Included in revenue was a decrease of approximately $41.2 million from the impact of foreign exchange due to the strengthening of the U.S. Dollar primarily versus the Euro, as well as versus the Japanese Yen, Russian Ruble and other currencies, and a decrease of approximately $10.9 million attributable to recent divestitures within the former CAM division, net of a recent acquisition. Excluding the effects of foreign exchange and our recent acquisition and divestitures, revenue decreased by $14.3 million, or 3.6%.

The Bruker BioSpin Group experienced a decrease in revenue, driven by lower sales of NMR products within the Magnetic Resonance division due to the impact of reduced order levels in the prior year and delays in installation of certain orders.  In addition, the impact of changes in foreign exchange rates had an unfavorable effect on revenue during the three months ended March 31, 2015.

The Bruker CALID Group had a decrease in revenue driven by the unfavorable impact of changes in foreign exchange rates during the three months ended March 31, 2015. There was a also decline in the Bruker Daltonics division due to the impact of the divestitures in the former CAM division during the third and fourth quarters of 2014, partially offset by higher revenue levels for mass spectrometry products. In addition, sales within the Bruker Detection division increased due to obtaining export licenses, which were previously delayed, that allowed for recognition of certain large orders during the first quarter of 2015.

The Bruker Nano Group also experienced a decrease in revenue, driven by the unfavorable impact of changes in foreign exchange rates during the three months ended March 31, 2015. This was partially offset by an increase in our AXS division from a higher volume of X-ray systems sold following strong order levels in the fourth quarter of 2014 and revenue generated from the recent acquisition related to its fluorescence microscopy products.

System revenue and aftermarket revenue as a percentage of total BSI segment revenue were as follows (dollars in millions):

	Three Months Ended March 31,
	2015		2014
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System revenue	$240.8	73.5%	$308.2	78.2%
Aftermarket revenue	86.7	26.5%	85.7	21.8%
Total revenue	$327.5	100.0%	$393.9	100.0%

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

BEST Segment Revenues

BEST segment revenue decreased $7.3 million, or 21.0%, to $27.5 million for the three months ended March 31, 2015, compared to $34.8 million for the comparable period in 2014. The decrease in revenue was primarily due to the impact of foreign exchange due to the strengthening of the U.S. Dollar versus the Euro, which contributed $5.9 million to the decline.  In addition, there were lower sales of low temperature superconducting wire due to completion of certain projects in the prior year.

System and wire revenue and aftermarket revenue as a percentage of total BEST segment revenue were as follows (dollars in millions):

	Three Months Ended March 31,
	2015		2014
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System and wire revenue	$26.3	95.6%	$33.6	96.6%
Aftermarket revenue	1.2	4.4%	1.2	3.4%
Total revenue	$27.5	100.0%	$34.8	100.0%

System and wire revenue in the BEST segment includes low and high temperature superconducting wire and superconducting devices, including magnets, linear accelerators and radio frequency cavities. Aftermarket revenues in the BEST segment consist primarily of license revenue and sales of Cuponal™, a bimetallic, non-superconducting material we sell to the power and transport industries.

Gross Profit and Operating Expenses

For the three months ended March 31, 2015, gross profit margin in the BSI segment increased to 47.2% from 43.4% for the comparable period in 2014. Higher gross profit margins resulted primarily from the mix of products sold, including new product sales and certain orders recognized during the first quarter of 2015 that had higher gross margin levels and the favorable impact of and the favorable impact of recent operational improvement initiatives, including product pricing, outsourcing of various manufacturing activities and recent divestiture and restructuring actions, including within the former CAM division. BEST segment gross margin decreased to 18.2% from 21.8% for the comparable period in 2014 due to completion of certain higher margin orders in the prior year, and the unfavorable impact of changes in foreign exchange rates.

In the three months ended March 31, 2015, selling, general and administrative expenses and research and development expenses in the BSI segment decreased to $127.9 million, or 39.1% of segment revenue, from $150.6 million, or 38.2% of segment revenue. The decrease in dollars reflects the favorable impact of changes in foreign exchange rates and recent divestiture and restructuring actions within the former CAM division. In addition, lower material costs contributed to the reduction in research and development expenses. The increase as a percentage of revenue was due to lower revenue levels during the three months ended March 31, 2015 as there are certain inherent costs that are not variable based on revenue. Selling, general and administrative expenses and research and development expenses in the BEST segment decreased to $3.9 million, or 14.2% of segment revenue, from $4.9 million, or 14.1% of segment revenue, for the comparable period in 2014. The decrease in dollars was primarily attributable to the favorable impact of changes in foreign exchange rates.

Operating Income

The following table presents operating income and operating margins on revenue by reportable segment (dollars in millions):

	Three Months Ended March 31,
	2015		2014
	Operating Income	Percentage of Segment Revenue	Operating Income	Percentage of Segment Revenue
BSI	$13.7	4.2%	$16.6	4.2%
BEST	1.0	3.6%	2.8	8.0%
Corporate, eliminations and other (a)	0.5		1.2
Total operating income	$15.2	4.3%	$20.6	4.9%

(a) Represents corporate costs and eliminations not allocated to the reportable segments.

BSI operating income for the three months ended March 31, 2015 was $13.7 million, resulting in an operating margin of 4.2%, compared to operating income of $16.6 million, resulting in an operating margin of 4.2%, for the comparable period in 2014. Operating income included $20.6 million and $11.5 million for the three months ended 2015 and 2014, respectively, of various charges for amortization of acquisition-related intangible assets and other acquisition-related costs, restructuring costs, costs associated with a global IT transformation initiative, a non-cash charge associated with the settlement of a portion of our pension plan in Switzerland during the three months ended March 31, 2015, and legal and other professional service fees related to our internal investigation and review of our operations in China during the three months ended March 31, 2014.   Excluding the charges noted above, operating margins were 10.5% and 7.1% for the three months ended March 31, 2015 and 2014, respectively. Operating income, excluding these costs, increased due to higher gross margin levels, partially offset by selling, general and administrative and research and development expenses being higher as a percentage of revenue as noted above.

BEST operating income for the three months ended March 31, 2015 was $1.0 million, resulting in an operating margin 3.6%, compared to $2.8 million, resulting in an operating margin of 8.0%, for the comparable period in 2014. The decrease in operating margin was a result of lower gross margin levels as noted above.

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

During the three months ended March 31, 2015, net cash provided by operating activities was $27.0 million, resulting from consolidated net income adjusted for non-cash items of $31.2 million, partially offset by an increase in working capital of $4.2 million. The increase in working capital for the three months ended March 31, 2015 is primarily due to an increase in inventory needed to fulfill shipments in the second quarter of 2015 and long lead time items, income tax payments made during the quarter and an increase in non-income tax receivables.  These uses of cash were partially offset by a decrease in accounts receivable and an increase in customer advances.  The decrease in accounts receivable was predominantly the result of lower first quarter revenue levels and improvements in collections and customer credit management practices. Customer advances increased because of the difference in the timing between receipt of customer acceptances and advance payments on new orders received.  During the three months ended March 31, 2014, net cash provided by operating activities was $18.5 million, resulting primarily from consolidated net income adjusted for non-cash items of $35.8 million, partially offset by an increase in working capital of $17.3 million.  The increase in working capital for the three months ended March 31, 2014 was primarily due to an increase in inventory to support higher order levels, partially offset by an increase in accounts payable and accrued expenses based on timing of payments.

During the three months ended March 31, 2015, net cash used in investing activities was $5.7 million, compared to net cash used in investing activities of $7.9 million during the three months ended March 31, 2014. Cash used in investing activities during the three months ended March 31, 2015 was entirely attributable to capital expenditures, net.   Cash used in investing activities during the three months ended March 31, 2014 was primarily attributable to $8.6 million of capital expenditures, net.

During the three months ended March 31, 2015, net cash provided by financing activities was $4.1 million, compared to net cash provided by financing activities of $2.5 million during the three months ended March 31, 2014. Net cash provided by financing activities during the three months ended March 31, 2015 was primarily attributable to $3.3 million of proceeds from the issuance of common stock in connection with stock option exercises and $2.2 million of excess tax benefits related to our stock option awards, partially offset by contingent consideration payments related to recent acquisitions of $2.1 million. Cash provided by financing activities during the three months ended March 31, 2014 was attributable to $3.0 million of proceeds from the issuance of common stock in connection with stock option exercises, offset, in part, by an increase in restricted cash of $0.3 million and repayment of debt of $0.2 million.

At March 31, 2015 and December 31, 2014, we had $448.5 million and $460.7 million, respectively, of foreign cash, cash equivalents and short-term investments, most significantly in the Netherlands and Switzerland, compared to a total amount of cash, cash equivalents and short-term investments at March 31, 2015 and December 31, 2014 of $492.3 million and $497.5 million, respectively.  If the cash, cash equivalents and short-term investments held by our foreign subsidiaries are needed to fund operations in the U.S., or we otherwise elect to repatriate the unremitted earnings of our foreign subsidiaries in the form of dividends or otherwise, or if the shares of the subsidiaries were sold or transferred, we would likely be subject to additional U.S. income taxes, net of the impact of any available tax credits, which could result in a higher effective tax rate in the future. Absent any unique circumstances that may materially impact our financial results, it is our intent to indefinitely reinvest unremitted earnings in our foreign subsidiaries.

At March 31, 2015, we had outstanding debt totaling $354.6 million, consisting of $240.0 million outstanding under the Note Purchase Agreement described below, $112.5 million outstanding under the revolving loan component of the Amended Credit Agreement described below and $2.1 million under capital lease obligations and other loans. At December 31, 2014, we had outstanding debt totaling $355.0 million, consisting of $240.0 million outstanding under the Note Purchase Agreement, $112.5 million outstanding under the revolving loan component of the Amended Credit Agreement and $2.5 million under capital lease obligations and other loans.

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

Other revolving lines of credit are with various financial institutions located primarily in Germany and Switzerland. These revolving lines of credit are typically uncommitted, used for performance bonds or guarantees and due upon demand with interest payable monthly or quarterly.

The following is a summary of the maximum commitments and net amounts available to the Company under revolving loan and line of credit arrangements as of March 31, 2015 (dollars in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Lines of Credit	Total Amount Available
Amended Credit Agreement	1.3%	$250.0	$112.5	$6.6	$130.9
Other revolving lines of credit	—	234.4	—	130.2	104.2
Total revolving lines of credit		$484.4	$112.5	$136.8	$235.1

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

•                  $20.0 million 3.16% Series 2012A Senior Notes, Tranche A, due January 18, 2017;

•                  $15.0 million 3.74% Series 2012A Senior Notes, Tranche B, due January 18, 2019;

•                  $105.0 million 4.31% Series 2012A Senior Notes, Tranche C, due January 18, 2022; and

•                  $100.0 million 4.46% Series 2012A Senior Notes, Tranche D, due January 18, 2024.

As of March 31 2015, we were in compliance with the covenants of the Amended Credit Agreement and the Note Purchase Agreement as our leverage ratio was 1.4 and our interest coverage ratio was 13.4.

As of March 31, 2015, we have approximately $42.3 million of German Trade Tax net operating losses that are carried forward indefinitely and U.S. research and development tax credits of approximately $12.3 million available to offset future tax liabilities that expire through 2034. These U.S. tax credit carryforwards are subject to limitations under provisions of the Internal Revenue Code.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs.  The new guidance changes the presentation of debt issuance costs in the balance sheet to a reduction of the related debt liability instead of classifying as an asset. The income statement presentation of debt issuance costs is unchanged. ASU No. 2015-03 is effective for annual periods after December 15, 2015, and interim periods within those years.  Early application is permitted and the guidance is applied retrospectively to all prior periods presented. We do not expect adoption would have a material impact on our consolidated balance sheet.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements under Accounting Standards Codification (ASC) Topic 605. The new guidance was the result of a joint project between the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop common revenue standards for GAAP and International Financial Reporting Standards. The core principle of the new guidance is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 is effective prospectively for annual periods beginning after December 15, 2016, and interim periods within those years. Early application is not permitted. In April 2015, the FASB proposed to defer the effective date of ASU 2014-09 by one year to annual periods beginning after December 15, 2017, with early application permitted as of the previous effective date. We are currently assessing the impact adoption of the new guidance may have on our consolidated financial statements.

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

For sales not denominated in U.S. Dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. Dollars, it will require more of the foreign currency to equal a specified amount of U.S. Dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. Dollars than we would have received before the rate increase went into effect. If we price our products in U.S. Dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. Dollar could result in our prices not being competitive in a market where business is transacted in the local currency. For example, if the U.S Dollar further strengthened against the Japanese Yen, our Japanese-based competitors would have a pricing advantage over us.

Changes in foreign currency exchange rates decreased our revenue by approximately 11.0% for the three months ended March 31, 2015 and had minimal impact on our revenue for the three months ended March 31, 2014.

Assets and liabilities of our foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using period-end exchange rates. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a separate component of shareholders’ equity. For the three months ended March 31, 2015 and 2014, we recorded net gains (losses) from currency translation adjustments of $(72.9) million and $2.9 million, respectively. Gains and losses resulting from foreign currency transactions are reported in interest and other income (expense), net in the condensed consolidated statements of income and comprehensive income (loss). Our foreign exchange losses, net were $0.4 million and $1.6 million for three months ended March 31, 2015 and 2014, respectively.

From time to time, we have entered into foreign currency contracts in order to minimize the volatility that fluctuations in exchange rates have on our cash flows related to purchases and sales denominated in foreign currencies. Under these arrangements, we agree to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates typically with maturities of less than twelve months. These transactions are recorded at fair value with the corresponding gains and losses recorded in interest and other income (expense), net in the condensed consolidated statements of income and comprehensive income (loss). At March 31, 2015 and December 31, 2014, we had foreign currency contracts with notional amounts aggregating $101.8 million and $99.8 million, respectively. We will continue to evaluate our currency risks and in the future may utilize foreign currency contracts more frequently as part of a transactional hedging program.

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

Impact of Commodity Prices

We are exposed to certain commodity risks associated with prices for various raw materials. The prices of copper and certain other raw materials, particularly niobium tin, used to manufacture superconductors have increased significantly over the last decade. Copper and niobium tin are the main components of low temperature superconductors and continued commodity price increases for copper and niobium as well as other raw materials may negatively affect our profitability. Periodically, we enter into commodity forward purchase contracts to minimize the volatility that fluctuations in the price of copper have on our sales of these products. At March 31, 2015 and December 31, 2014, we had fixed price commodity contracts with notional amounts aggregating $1.9 million and $2.7 million, respectively. We will continue to evaluate our commodity risks and may utilize commodity forward purchase contracts more frequently in the future.

Inflation

We do not believe inflation had a material impact on our business or operating results during any of the periods presented.

ITEM 4.                                       CONTROLS AND PROCEDURES

We have established disclosure controls and procedures that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) by others within our organization. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2015. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II                                       OTHER INFORMATION

ITEM 1.                                       LEGAL PROCEEDINGS

Please see Part I, Item 1, “Financial Information- Note 10. Commitments and Contingencies- Legal” which is incorporated by reference into this item. Additional information about our legal proceedings can be found in Part I, Item 3, “Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 1A.                              RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

ITEM 2.                                       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the first quarter of 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2015	—	$—	—	—
February 1 - February 28, 2015	5,271	18.95	—	—
March 1 - March 31, 2015	—	—	—	—
	5,271	$18.95	—	—

All purchases were made by Frank H. Laukien, the Company’s Chief Executive Officer and Chairman of the Board of Directors. Shares were purchased in open market transactions previously disclosed on a Form 4 filed with the U.S. Securities and Exchange Commission on February 26, 2015.

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
101

The following materials from the Bruker Corporation Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) Notes to the Condensed Consolidated Financial Statements(2)

(1)         Filed herewith.

(2)         Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUKER CORPORATION

Date: May 8, 2015	By:	/s/ FRANK H. LAUKIEN, PH.D.
Frank H. Laukien, Ph.D.
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 8, 2015	By:	/s/ CHARLES F. WAGNER, JR.
Charles F. Wagner, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)