Form 10-Q
period 2015-06-30
BRUKER CORP
filed 2015-08-07
CIK 1109354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2015
Common Stock, $0.01 par value per share	168,151,645 shares

BRUKER CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2015

PART I                                               FINANCIAL INFORMATION

ITEM 1.                                          UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$320.8	$319.5
Short-term investments	172.8	178.0
Accounts receivable, net	240.3	293.2
Inventories	486.3	477.4
Other current assets	134.3	98.2
Total current assets	1,354.5	1,366.3

Property, plant and equipment, net	233.1	249.9
Intangibles, net and other long-term assets	232.8	248.6
Total assets	$1,820.4	$1,864.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$123.2	$0.8
Accounts payable	84.4	76.0
Customer advances	174.3	189.5
Other current liabilities	270.1	316.4
Total current liabilities	652.0	582.7

Long-term debt	241.4	354.2
Other long-term liabilities	159.5	156.2

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock, $0.01 par value 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value 260,000,000 shares authorized, 169,162,439 and 168,582,988 shares issued and 168,133,970 and 168,527,584 shares outstanding at June 30, 2015 and December 31, 2014, respectively	1.7	1.7
Treasury stock, at cost, 1,028,469 and 55,404 shares at June 30, 2015 and December 31, 2014, respectively	(18.1)	(0.9)
Accumulated other comprehensive income	0.2	28.2
Other shareholders’ equity	777.1	736.9
Total shareholders’ equity attributable to Bruker Corporation	760.9	765.9
Noncontrolling interest in consolidated subsidiaries	6.6	5.8
Total shareholders’ equity	767.5	771.7

Total liabilities and shareholders’ equity	$1,820.4	$1,864.8

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Product revenue	$336.2	$398.9	$634.2	$765.0
Service revenue	58.2	57.7	112.3	114.7
Other revenue	1.6	0.8	3.0	1.4
Total revenue	396.0	457.4	749.5	881.1

Cost of product revenue	191.5	217.2	352.7	424.3
Cost of service revenue	35.0	39.7	66.9	76.6
Cost of other revenue	0.1	—	0.3	—
Total cost of revenue	226.6	256.9	419.9	500.9
Gross profit	169.4	200.5	329.6	380.2

Operating expenses:
Selling, general and administrative	98.5	115.0	193.1	224.5
Research and development	37.5	44.5	74.7	90.5
Other charges, net	1.8	5.6	15.0	9.2
Total operating expenses	137.8	165.1	282.8	324.2
Operating income	31.6	35.4	46.8	56.0

Interest and other income (expense), net	(6.2)	(2.3)	(9.7)	(7.2)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	25.4	33.1	37.1	48.8
Income tax provision	2.3	16.3	7.1	22.0
Consolidated net income	23.1	16.8	30.0	26.8
Net income attributable to noncontrolling interest in consolidated subsidiaries	1.2	0.4	1.6	1.7
Net income attributable to Bruker Corporation	$21.9	$16.4	$28.4	$25.1

Net income per common share attributable to
Bruker Corporation shareholders:
Basic and diluted	$0.13	$0.10	$0.17	$0.15

Weighted average common shares outstanding:
Basic	168.3	167.6	168.3	167.5
Diluted	169.7	169.5	169.7	169.4

Comprehensive income	$59.4	$13.3	$1.7	$26.4
Less: Comprehensive income attributable to noncontrolling interests	0.8	0.5	1.2	2.1
Comprehensive income attributable to Bruker Corporation	$58.6	$12.8	$0.5	$24.3

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Consolidated net income	$30.0	$26.8
Adjustments to reconcile consolidated net income to cash flows from operating activities:
Depreciation and amortization	26.7	30.0
Write-down of demonstration inventories to net realizable value	9.9	15.2
Stock-based compensation expense	3.6	5.0
Deferred income taxes	(0.6)	0.3
Loss (gain) on disposal of product line	0.2	(0.3)
Other non-cash expenses, net	0.9	1.5
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	42.6	28.9
Inventories	(38.9)	(38.4)
Accounts payable and accrued expenses	(7.3)	8.9
Income taxes payable, net	(16.7)	(7.2)
Deferred revenue	(1.1)	1.9
Customer advances	(7.4)	(34.8)
Other changes in operating assets and liabilities, net	(16.4)	(6.3)
Net cash provided by operating activities	25.5	31.5

Cash flows from investing activities:
Purchases of short-term investments	(49.1)	(67.8)
Maturities of short-term investments	40.3	—
Proceeds from disposal of product line	—	0.7
Purchases of property, plant and equipment	(13.4)	(16.8)
Proceeds from sales of property, plant and equipment	0.7	1.1
Net cash used in investing activities	(21.5)	(82.8)

Cash flows from financing activities:
Proceeds from revolving lines of credit	10.0	—
Repayment of other debt, net	(0.2)	(0.5)
Proceeds from issuance of common stock, net	6.2	4.8
Payment of contingent consideration	(3.0)	—
Repurchase of common stock	(17.2)	—
Changes in restricted cash	1.4	—
Cash payments to noncontrolling interest	(0.5)	(1.1)
Excess tax benefits related to stock option awards	2.2	—
Net cash (used in) provided by financing activities	(1.1)	3.2
Effect of exchange rate changes on cash and cash equivalents	(1.6)	(0.8)
Net change in cash and cash equivalents	1.3	(48.9)
Cash and cash equivalents at beginning of period	319.5	438.7
Cash and cash equivalents at end of period	$320.8	$389.8

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

The Company has two reporting segments, Bruker Scientific Instruments (BSI), which represents approximately 93% of the Company’s revenues during the six months ended June 30, 2015, and Bruker Energy & Supercon Technologies (BEST), which represents the remainder of the Company’s revenues.  Within BSI, the Company is organized into three operating segments: the Bruker BioSpin Group, the Bruker CALID Group and the Bruker Nano Group. For financial reporting purposes, the Bruker BioSpin, Bruker CALID and Bruker Nano operating segments are aggregated into the BSI reporting segment because each has similar economic characteristics, production processes, service offerings, types and classes of customers, methods of distribution and regulatory environments.

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

The unaudited condensed consolidated financial statements represent the consolidated accounts of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements as of June 30, 2015 and December 31, 2014, and for the three and six months ended June 30, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States

(“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial information presented herein does not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of the results expected for any other interim period or the full year. Certain prior year amounts have been reclassified to conform to the current year presentation and had no effect on previously reported net income or cash flows.

At June 30, 2015, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, have not changed.

2.              Stock-Based Compensation

The Company’s awards of stock-based compensation are in the form of stock options and restricted stock. The Company recorded stock-based compensation expense as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options	$1.5	$1.4	$3.3	$3.0
Restricted stock	(0.1)	1.6	0.3	2.0
Total stock-based compensation	$1.4	$3.0	$3.6	$5.0

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

	2015	2014
Risk-free interest rates	1.58% - 1.71%	1.62% - 2.10%
Expected life	6.0 - 6.3 years	6.0 - 6.3 years
Volatility	37.15% - 52.23%	54.5% - 56.2%
Expected dividend yield	0.0%	0.0%

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

Stock option activity for the six months ended June 30, 2015 was as follows:

	Shares Subject to Options	Weighted Average Option Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value (in millions) (b)
Outstanding at December 31, 2014	4,810,588	$15.24
Granted	116,824	19.25
Exercised	(547,697)	11.41
Forfeited	(233,522)	19.25
Outstanding at June 30, 2015	4,146,193	$15.63	6.3	$20.3

Exercisable at June 30, 2015	2,170,852	$12.91	4.6	$16.3

Exercisable and expected to vest at June 30, 2015 (a)	4,031,623	$15.55	6.2	$20.1

(a)         In addition to the options that are vested at June 30, 2015, the Company expects a portion of the unvested options to vest in the future. Options expected to vest in the future are determined by applying an estimated forfeiture rate to the options that are unvested as of June 30, 2015.

(b)         The aggregate intrinsic value is based on the positive difference between the fair value of the Company’s common stock price of $20.41 on June 30, 2015, or the date of exercises, as appropriate, and the exercise price of the underlying stock options.

The weighted average fair values of options granted was $8.61 and $10.80 per share for the six months ended June 30, 2015 and 2014, respectively.

The total intrinsic value of options exercised was $4.7 million and $5.9 million for the six months ended June 30, 2015 and 2014, respectively.

Restricted stock activity for the six months ended June 30, 2015 was as follows:

	Shares Subject to Restriction	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	309,725	$17.20
Granted	31,754	19.40
Vested	(9,683)	17.73
Forfeited	(120,957)	16.85
Outstanding at June 30, 2015	210,839	$17.71

The total fair value of restricted stock vested was $0.2 million and $2.1 million for the six months ended June 30, 2015 and 2014, respectively.

At June 30, 2015, the Company expects to recognize pre-tax stock-based compensation expense of $14.1 million associated with outstanding stock option awards granted under the Company’s stock plans over the weighted average remaining service period of 1.9 years. In addition, the Company expects to recognize additional pre-tax stock-based compensation expense of $2.8 million associated with outstanding restricted stock awards granted under the Company’s stock plans over the weighted average remaining service period of 2.7 years.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income attributable to Bruker Corporation, as reported	$21.9	$16.4	$28.4	$25.1

Weighted average shares outstanding:
Weighted average shares outstanding-basic	168.3	167.6	168.3	167.5
Effect of dilutive securities:
Stock options and restricted stock	1.4	1.9	1.4	1.9
	169.7	169.5	169.7	169.4

Net income per common share attributable to Bruker Corporation shareholders:
Basic and diluted	$0.13	$0.10	$0.17	$0.15

Stock options to purchase approximately 0.9 million shares and 0.1 million shares were excluded from the computation of diluted earnings per share in the three months ended June 30, 2015 and 2014, respectively, as their effect would have been anti-dilutive.  Approximately 1.4 million shares and 0.1 million shares were excluded from the computation of diluted earnings per share in the six months ended June 30, 2015 and 2014, respectively.

During the second quarter of 2015, the Company’s Board of Directors approved a share repurchase program under which the Company may repurchase the Company’s common stock in amounts intended to approximately offset, on an annual basis, the dilutive effect of shares that are, or may be, issued pursuant to option or restricted stock awards under the 2010 Plan.  It is currently expected that the Company’s annual repurchase activity will initially target an amount not to exceed 1% of the total number of shares outstanding.  As of June 30, 2015, 850,000 shares, or approximately 0.5% of the total shares outstanding as of March 31, 2015, have been repurchased at an aggregate cost of $17.2 million and are reflected within Treasury stock in the accompanying condensed consolidated balance sheet at June 30, 2015.

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

The following tables set forth the Company’s financial instruments that are measured at fair value on a recurring basis and presents them within the fair value hierarchy using the lowest level of input that is significant to the fair value measurement at June 30, 2015 and December 31, 2014 (in millions):

June 30, 2015	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$71.7	$71.7	$—	$—
Short-term investments	172.8	172.8	—	—
Restricted cash	0.7	0.7	—	—
Foreign exchange contracts	2.9	—	2.9	—
Embedded derivatives in purchase and delivery contracts	1.1	—	1.1	—
Long-term restricted cash	2.8	2.8	—	—
Total assets recorded at fair value	$252.0	$248.0	$4.0	$—

Liabilities:
Contingent consideration	$5.2	$—	$—	$5.2
Embedded derivatives in purchase and delivery contracts	0.7	—	0.7	—
Fixed price commodity contracts	0.3	—	0.3	—
Total liabilities recorded at fair value	$6.2	$—	$1.0	$5.2

December 31, 2014	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$67.9	$67.9	$—	$—
Short-term investments	178.0	178.0	—	—
Restricted cash	1.8	1.8	—	—
Embedded derivatives in purchase and delivery contracts	0.6	—	0.6	—
Long-term restricted cash	3.4	3.4	—
Total assets recorded at fair value	$251.7	$251.1	$0.6	$—

Liabilities:
Contingent consideration	$11.9	$—	$—	$11.9
Foreign exchange contracts	5.1	—	5.1	—
Embedded derivatives in purchase and delivery contracts	0.4	—	0.4	—
Fixed price commodity contracts	0.2	—	0.2	—
Total liabilities recorded at fair value	$17.6	$—	$5.7	$11.9

The Company’s financial instruments consist primarily of cash equivalents, short-term investments, restricted cash, derivative instruments consisting of foreign exchange contracts, commodity contracts, derivatives embedded in certain purchase and sale contracts, accounts receivable, short-term borrowings, accounts payable, contingent consideration and long-term debt. The carrying amounts of the Company’s cash equivalents, short-term investments, restricted cash, accounts receivable, short-term borrowings and accounts payable approximate fair value due to their short-term nature. Derivative assets and liabilities are measured at fair value on a recurring basis. The Company’s long-term debt consists principally of a private placement arrangement entered into in 2012 with various fixed interest rates based on the maturity date.  The fair value of the long-term fixed interest rate debt, which has been classified as Level 2, was $251.5 million and $257.2 million at June 30, 2015 and December 31, 2014, respectively, based on market and observable sources with similar maturity dates.

Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities and did not elect the fair value option for any financial assets or liabilities which originated during the three or six months ended June 30, 2015 or 2014.

As part of certain acquisitions in prior years, the Company recorded contingent consideration liabilities that have been classified as Level 3 in the fair value hierarchy.  The contingent consideration represents the estimated fair value of future payments to the former shareholders of applicable acquired companies based on achieving annual revenue targets and specific milestones in certain years as specified in the purchase and sale agreements.  The Company initially valued the contingent consideration using the discounted cash flow method. Total contingent consideration liabilities were $5.2 million as of June 30, 2015 and $11.9 million as of December 31, 2014. Changes to the fair value of the contingent consideration recognized in earnings for the three and six months ended June 30, 2015 was ($3.1) million and ($3.0) million, respectively, and was recorded within Other Charges, net in the condensed consolidated statements of income and comprehensive income. The adjustments for the three months ended June 30, 2015 include a reversal of certain contingent consideration, as it was determined that revenues in 2015 related to the applicable products would not meet the required thresholds for payment. Changes to the fair value of the contingent consideration recognized in earnings for the three and six months ended June 30, 2014 was $0.1 million, and was recorded to Other Charges, net in the condensed consolidated statements of income and comprehensive income.  The following table sets forth the changes in contingent consideration liabilities for the six months ended June 30, 2015 (in millions):

Balance at December 31, 2014	$11.9
Current period adjustments	(3.0)
Current period settlements	(3.6)
Foreign currency effect	(0.1)
Balance at June 30, 2015	$5.2

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

Short-term investments are classified as available-for-sale and are reported at fair value, with unrealized gains (losses) excluded from earnings and reported, net of tax, in accumulated other comprehensive income within the accompanying condensed consolidated balance sheet. There were no unrealized gains (losses) recorded during the three or six months ended June 30, 2015 and 2014. On a quarterly basis, the Company reviews its short-term investments to determine if there have been any events that could create an impairment.  None were noted for the three or six months ended June 30, 2015.

5.              Inventories

Inventories consisted of the following (in millions):

	June 30,	December 31,
	2015	2014
Raw materials	$180.2	$159.5
Work-in-process	156.0	169.5
Finished goods	113.3	109.9
Demonstration units	36.8	38.5
Inventories	$486.3	$477.4

Finished goods include in-transit systems that have been shipped to the Company’s customers, but not yet installed and accepted by the customer. As of June 30, 2015 and December 31, 2014, inventory-in-transit was $51.7 million and $58.6 million, respectively.

The Company reduces the carrying value of its demonstration inventories for differences between its cost and estimated net realizable value through a charge to cost of product revenue that is based on a number of factors, including the age of the unit, the physical condition of the unit and an assessment of technological obsolescence. Amounts recorded in cost of revenue related to the write-down of demonstration units to net realizable value were $4.9 million and $7.6 million for the three months ended June 30, 2015 and 2014, respectively, and $9.9 million and $15.2 million for the six months ended June 30, 2015 and

2014, respectively.

6.              Goodwill and Other Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for the six months ended June 30, 2015 (in millions):

Balance at December 31, 2014	$127.8
Current period adjustments	0.5
Foreign currency effect	(2.6)
Balance at June 30, 2015	$125.7

The following is a summary of intangible assets (in millions):

	June 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology and related patents	$152.9	$(87.9)	$65.0	$149.8	$(81.7)	$68.1
Customer relationships	11.6	(5.0)	6.6	13.4	(5.6)	7.8
Non compete contracts	1.8	(0.4)	1.4	1.8	(0.2)	1.6
Trade names	0.2	(0.2)	—	0.2	(0.2)	—
Intangible assets subject to amortization	166.5	(93.5)	73.0	165.2	(87.7)	77.5
In-process research and development	0.6	—	0.6	6.3	—	6.3
Intangible assets	$167.1	$(93.5)	$73.6	$171.5	$(87.7)	$83.8

For the three months ended June 30, 2015 and 2014, the Company recorded amortization expense of $5.2 million and $4.8 million, respectively, related to intangible assets subject to amortization.  For the six months ended June 30, 2015 and 2014, the Company recorded amortization expense of $10.4 million and $10.0 million, respectively, related to intangible assets subject to amortization.

7.              Debt

The Company’s debt obligations as of June 30, 2015 and December 31, 2014 consisted of the following (in millions):

	June 30,	December 31,
	2015	2014
US Dollar revolving loan under the Amended Credit Agreement	$122.5	$112.5
US Dollar notes under the Note Purchase Agreement	240.0	240.0
Capital lease obligations and other loans	2.1	2.5
Total debt	364.6	355.0
Current portion of long-term debt	(123.2)	(0.8)
Total long-term debt, less current portion	$241.4	$354.2

In May 2011, the Company entered into an amendment to, and restatement of, its credit agreement, referred to as the Amended Credit Agreement. The Amended Credit Agreement provides a maximum commitment on the Company’s revolving credit line of $250.0 million and a maturity date of May 2016. The Company is engaged in discussions with prospective lenders regarding refinancing the Amended Credit Agreement on a long-term basis with terms consistent with the existing facility.  Borrowings under the revolving credit line of the Amended Credit Agreement accrue interest, at the Company’s option, at either (a) the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) adjusted LIBOR plus 1.00% or (b) LIBOR, plus margins ranging from 0.80% to 1.65%. There is also a facility fee ranging from 0.20% to 0.35%.

Borrowings under the Amended Credit Agreement are secured by guarantees from certain material subsidiaries, as defined in the Amended Credit Agreement, and Bruker Energy & Supercon Technologies, Inc. The Amended Credit Agreement also requires the Company to maintain certain financial ratios related to maximum leverage and minimum interest coverage. Specifically, the Company’s leverage ratio cannot exceed 3.0 and the Company’s interest coverage ratio cannot be less than 3.0. As of June 30, 2015, the Company was in compliance with the covenants of the Amended Credit Agreement. In addition to the financial ratios, the Amended Credit Agreement restricts, among other things, the Company’s ability to do the following:

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

Other revolving lines of credit are with various financial institutions located primarily in Germany and Switzerland. These revolving lines of credit are typically uncommitted, used for performance bonds or guarantees and due upon demand, with interest payable monthly or quarterly.

The following is a summary of the maximum commitments and the net amounts available to the Company under revolving loan and line of credit arrangements at June 30, 2015 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Lines of Credit	Total Amount Available
Amended Credit Agreement	1.3%	$250.0	$122.5	$2.7	$124.8
Other revolving lines of credit	—	218.5	—	134.4	84.1
Total revolving lines of credit		$468.5	$122.5	$137.1	$208.9

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

As of June 30, 2015, the Company was in compliance with the covenants of the Note Purchase Agreement.

8.              Derivative Instruments and Hedging Activities

Interest Rate Risks

The Company’s exposure to interest rate risk relates primarily to outstanding variable rate debt and adverse movements in the related short-term market rates. The most significant component of the Company’s interest rate risk relates to amounts outstanding under the Amended Credit Agreement, which totaled $122.5 million at June 30, 2015. The Company currently has a higher level of fixed rate debt than variable rate debt, which limits the exposure to adverse movements in interest rates.

Foreign Exchange Rate Risk Management

The Company generates a substantial portion of its revenues and expenses in international markets, principally Germany and other countries in the European Union, Switzerland and Japan, which subjects its operations to the exposure of exchange rate fluctuations. The impact of currency exchange rate movement can be positive or negative in any period. The Company periodically enters into foreign exchange contracts in order to minimize the volatility that fluctuations in foreign currency have on its monetary transactions. Under these arrangements, the Company typically agrees to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates with maturities of less than twelve months. These transactions do not qualify for hedge accounting and, accordingly, the instrument is recorded at fair value with the corresponding gains and losses recorded in the condensed consolidated statements of income and comprehensive income. The Company had the following notional amounts outstanding under foreign exchange contracts at June 30, 2015 and December 31, 2014 (in millions):

Buy	Notional Amount in Buy Currency	Sell	Maturity	Notional Amount in U.S. Dollars	Fair Value of Assets	Fair Value of Liabilities
June 30, 2015:
Euro	46.0	U.S. Dollars	July 2015 to September 2015	$49.5	$1.9	$—

U.S. Dollars	0.2	Euro	July 2015 to December 2015	0.2	—	—

Swiss Francs	43.2	U.S. Dollars	July 2015	45.2	1.0	—
				$94.9	$2.9	$—

December 31, 2014:
Euro	43.3	U.S. Dollars	January 2015 to September 2015	$55.4	$—	$2.9

U.S. Dollars	0.3	Euro	February 2015 to December 2015	0.3	—	—

Euro	0.1	British Pounds	January 2015 to June 2015	0.1	—	—

Yen	5.7	Euro	March 2015	0.1	—	—

Swiss Francs	41.4	U.S. Dollars	January 2015	43.9	—	2.2
				$99.8	$—	$5.1

In addition, the Company periodically enters into purchase and sales contracts denominated in currencies other than the functional currency of the parties to the transaction. The Company accounts for these transactions by separately valuing the “embedded derivative” component of these contracts. Contracts denominated in currencies other than the functional currency of the transacting parties amounted to $42.7 million for the delivery of products and $6.8 million for the purchase of products at June 30, 2015 and $41.1 million for the delivery of products and $8.7 million for the purchase of products at December 31,

2014. The changes in the fair value of these embedded derivatives are recorded as foreign currency exchange gains/losses within Interest and Other Income (Expense), net in the condensed consolidated statements of income and comprehensive income.

Commodity Price Risk Management

The Company has an arrangement with a customer under which it has a firm commitment to deliver copper based superconductors at a fixed price. In order to minimize the volatility that fluctuations in the price of copper have on the Company’s sales of these superconductors, the Company enters into commodity hedge contracts. At June 30, 2015 and December 31, 2014, the Company had fixed price commodity contracts with notional amounts aggregating $3.1 million and $2.7 million, respectively. The changes in the fair value of these commodity contracts are recorded within Interest and Other Income (Expense), net in the condensed consolidated statements of income and comprehensive income.

The fair value of the derivative instruments described above is recorded in the consolidated balance sheets for the periods as follows (in millions):

		June 30,	December 31,
	Balance Sheet Location	2015	2014
Derivative assets:
Foreign exchange contracts	Other current assets	$2.9	$—
Embedded derivatives in purchase and delivery contracts	Other current assets	1.1	0.6

Derivative liabilities:
Foreign exchange contracts	Other current liabilities	$—	$5.1
Embedded derivatives in purchase and delivery contracts	Other current liabilities	0.7	0.4
Fixed price commodity contracts	Other current liabilities	0.3	0.2

The impact on net income of unrealized gains and losses resulting from changes in the fair value of derivative instruments not designated as hedging instruments are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Foreign exchange contracts	$10.7	$(2.6)	$8.0	$(3.2)
Embedded derivatives in purchase and delivery contracts	(0.1)	—	0.2	—
Fixed price commodity contracts	(0.1)	0.2	(0.1)	—
Income (expense), net	$10.5	$(2.4)	$8.1	$(3.2)

The amounts related to derivative instruments not designated as hedging instruments are recorded within Interest and Other Income (Expense), net in the condensed consolidated statements of income and comprehensive income.

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

The income tax provision for the three months ended June 30, 2015 and 2014 was $2.3 million and $16.3 million, respectively, representing effective tax rates of 9.1% and 49.2%, respectively.  The income tax provision for the six months ended June 30, 2015 and 2014 was $7.1 million and $22.0 million, respectively, representing effective tax rates of 19.1% and 45.1%, respectively.  The Company’s effective tax rate may change over time as the amount or mix of income and taxes changes among the jurisdictions in which the Company is subject to tax. The decrease in our effective tax rate was caused primarily by the release of a valuation allowance on net operating loss carryforwards, offset by changes in the expected mix of earnings among tax jurisdictions. Utilization of the loss carryforwards resulted from the move of certain Bruker BioSpin production from the United States to Switzerland.

As of June 30, 2015 and December 31, 2014, the Company has unrecognized tax benefits, excluding penalties and interest, of approximately $30.3 million and $27.0 million, respectively, of which $16.3 million and $12.8 million, if recognized, would result in a reduction of the Company’s effective tax rate. The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes. As of June 30, 2015 and December 31, 2014, approximately $4.7 million and $3.6 million, respectively, of accrued interest and penalties related to uncertain tax positions was included in other long-term liabilities on the unaudited condensed consolidated balance sheets. Penalties and interest related to unrecognized tax benefits of $0.3 million and $1.1 million were recorded in the provision for income taxes during the three and six months ended June 30, 2015, respectively. No penalties and interest related to unrecognized tax benefits were recorded in the provision for income taxes during the three and six months ended June 30, 2014.

The Company files tax returns in the United States, which include federal, state and local jurisdictions, and many foreign jurisdictions with varying statutes of limitations. The Company considers Germany, the United States and Switzerland to be its significant tax jurisdictions.  The tax years 2009 to 2014 are open tax years in Germany and Switzerland. During the six months ended June 30, 2014, the Company settled a tax audit in the United States for the tax year 2010.  The amount of the settlement was immaterial to the condensed consolidated financial statements.  Tax years 2011 to 2014 remain open for examination in the United States.

10.       Commitments and Contingencies

Legal

Lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. The Company believes the outcome of these proceedings, individually and in the aggregate, will not have a material impact on the Company’s financial position or results of operations. As of June 30, 2015 and December 31, 2014, accruals recorded for such potential contingencies were immaterial to the condensed consolidated financial statements.

Letters of Credit and Guarantees

At June 30, 2015 and December 31, 2014, the Company had bank guarantees of $137.1 million and $150.3 million, respectively, for customer advances. These arrangements guarantee the refund of advance payments received from customers in the event that the merchandise is not delivered or warranty obligations are not fulfilled in compliance with the terms of the contract. These guarantees affect the availability of the Company’s lines of credit.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Consolidated net income	$23.1	$16.8	$30.0	$26.8
Foreign currency translation adjustments	35.8	(3.5)	(37.1)	(0.6)
Pension liability adjustments	0.5	—	8.8	(0.1)
Other	—	—	—	0.3
Net comprehensive income	59.4	13.3	1.7	26.4
Less: Comprehensive income attributable to noncontrolling interests	0.8	0.5	1.2	2.1
Comprehensive income attributable to Bruker Corporation	$58.6	$12.8	$0.5	$24.3

The following is a summary of the components of accumulated other comprehensive income, net of tax, at June 30, 2015 (in millions):

	Foreign Currency Translation	Pension Liability Adjustment	Accumulated Other Comprehensive Income
Balance at December 31, 2014	$66.0	$(37.8)	$28.2
Other comprehensive loss before reclassifications	(36.8)	(1.3)	(38.1)
Realized loss on reclassification, net of tax of $2.1 million	—	10.1	10.1
Net current period other comprehensive income (loss)	(36.8)	8.8	(28.0)
Balance at June 30, 2015	$29.2	$(29.0)	$0.2

12.       Noncontrolling Interests

Noncontrolling interests represent the minority shareholders’ proportionate share of the Company’s majority owned subsidiaries. The following table sets forth the changes in noncontrolling interests (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance at beginning of period	$5.8	$5.7	$5.8	$4.1
Net income	1.2	0.4	1.6	1.7
Foreign currency translation adjustments	0.1	(1.1)	(0.3)	(1.1)
Other	(0.5)	0.1	(0.5)	0.4
Balance at end of period	$6.6	$5.1	$6.6	$5.1

13.                            Other Charges, net

The components of Other Charges, net were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Information technology transformation costs	$1.9	$0.7	$3.6	$1.3
Restructuring charges	1.0	4.0	2.3	4.2
Pension settlement charge	—	—	10.2	—
Professional fees incurred in connection with internal investigation	—	0.6	—	2.8
Acquisition-related charges (benefits)	(2.9)	0.3	(2.9)	0.9
Long-lived asset impairments	1.8	—	1.8	—
Other Charges, net	$1.8	$5.6	$15.0	$9.2

In recent years, the Company has been undertaking productivity improvement initiatives in an effort to better optimize its operations.  These restructuring initiatives have included the divestiture of certain non-core businesses, outsourcing of various manufacturing activities, transferring or ceasing operations at certain facilities, and an overall right-sizing within the Company based on the current business environment.

The Company recorded total restructuring charges during the three and six months ended June 30, 2015 of $5.2 million and $8.5 million, respectively, related to these initiatives, all within BSI.  For the three months ended June 30, 2015, the charges consisted of $1.6 million of inventory provisions for excess inventory, $2.7 million of severance costs and $0.9 million of exit related costs, such as professional service and facility exit charges.  For the six months ended June 30, 2015, the charges consisted of $2.0 million of inventory provisions for excess inventory, $4.1 million of severance costs and $2.4 million of exit related costs. During the three and six months ended June 30, 2015, the Company has recorded restructuring charges of $4.2 million and $6.2 million, respectively, as a component of Cost of Revenue and $1.0 million and $2.3 million, respectively, as a component of Other Charges, net in the accompanying condensed consolidated statements of income and comprehensive income.

The Company recorded restructuring charges during the three and six months ended June 30, 2014 of $10.7 million and

$13.1 million, respectively, related to these initiatives, all within BSI. For the three months ended June 30, 2014, the charges consisted of $5.8 million of severance costs, $2.9 million of exit related costs and $2.0 million of inventory provisions for excess inventory. For the six months ended June 30, 2014, the charges consisted of $7.2 million of severance costs, $3.9 million of exit related costs and $2.0 million of inventory provisions for excess inventory. During the three and six months ended June 30, 2014, the Company has recorded restructuring charges of $6.7 million and $8.9 million, respectively, as a component of Cost of Revenue and $4.0 million and $4.2 million, respectively, as a component of Other Charges, net in the condensed consolidated statements of income and comprehensive income.

Included in the total restructuring charges for the six months ended June 30, 2015 are expenses specifically related to a plan approved by the Company’s Board of Directors in the third quarter of 2014 (the “ 2014 Plan”) to divest certain assets and implement a restructuring program in the former Chemical and Applied Markets (CAM) division within the Bruker CALID Group.  Restructuring expenses recorded during the six months ended June 30, 2015 related to the 2014 Plan consisted of $0.8 million of severance and exit costs and $0.5 million of inventory write-downs, of which $0.7 million were recorded as a component of Cost of Revenue and $0.6 million as a component of Other Charges, net in the accompanying condensed consolidated statements of income and comprehensive income.  From inception of the 2014 Plan in the third quarter of 2014, cumulative restructuring expenses recorded have been $18.8 million, consisting of $10.3 million of inventory write-downs and $8.5 million of severance and exit costs.  As of June 30, 2015, expenses incurred under the 2014 Plan are substantially complete.

The Company commenced a restructuring initiative in the first half of 2015 within the Bruker BioSpin Group which was developed as a result of a revenue decline that occurred during the second half of 2014 and continued during the first half of 2015.  This initiative is intended to improve Bruker BioSpin Group’s operating results.  Restructuring actions are expected to result in a reduction of employee headcount within the Bruker BioSpin Group of approximately 9%. Included in the total restructuring charges discussed above are restructuring expenses recorded during the first half of 2015 in the amount of $4.4 million, with the majority recorded in the second quarter, consisting of $1.3 million for inventory write-downs and $3.1 million of severance and exit costs, of which $3.3 was recorded as a component of Cost of Revenue and $1.1 million as a component of Other Charges, net in the accompanying condensed consolidated statements of income and comprehensive income. The restructuring also includes the closure and consolidation of one of Bruker BioSpin’s manufacturing facilities.  The Company determined the restructuring was an indicator requiring the evaluation of property, plant and equipment for recoverability.  The Company performed an evaluation during the quarter ended June 30, 2015 and determined that certain property, plant and equipment were impaired and recorded an impairment charge of $1.8 million to reduce those assets to fair value. This impairment charge is included as a component of Other Charges, net in the accompanying condensed consolidated statements of income and comprehensive income.  Total restructuring and other one-time charges, incurred in 2015 and continuing into 2016, are expected to be between $15 and $20 million, of which $12 to $15 million relate to employee separation and facility exit costs, and $3 to $5 million relate to estimated inventory write-downs and asset impairments.

The following table sets forth the changes in restructuring reserves for the six months ended June 30, 2015 (in millions):

	Total	Severance	Exit Costs	Provisions for Excess Inventory
Balance at December 31, 2014	$16.1	$7.1	$1.3	$7.7
Restructuring charges	8.5	4.1	2.4	2.0
Cash payments	(11.1)	(7.4)	(2.7)	(1.0)
Other, non-cash adjustments and foreign currency effect	0.2	(0.5)	(0.1)	0.8
Balance at June 30, 2015	$13.7	3.3	$0.9	$9.5

During the six months ended June 30, 2015, the Company outsourced its pension plan in Switzerland to an outside insurance provider and made certain plan design changes. In conjunction with the outsourcing of the plan, the Company recorded a one-time, non-cash settlement charge of $10.2 million as the plan assets and pension obligations for the retirees and other certain members of the population were transferred to the outside insurance provider.  The settlement charge was recorded as a component of Other Charges, net in the accompanying condensed consolidated statements of income and comprehensive income.

14.       Interest and Other Income (Expense), Net

The components of Interest and Other Income (Expense), net, were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest expense, net	$(3.1)	$(3.1)	$(6.2)	$(6.1)
Exchange losses on foreign currency transactions	(2.9)	—	(3.3)	(1.6)
Loss (gain) on disposal of product line	(0.2)	—	(0.2)	0.3
Other	—	0.8	—	0.2
Interest and other income (expense), net	$(6.2)	$(2.3)	$(9.7)	$(7.2)

15.       Business Segment Information

The Company has two reporting segments, BSI and BEST, as discussed in Note 1 to the condensed consolidated financial statements.

Revenue and operating income by reporting segment are presented below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
BSI	$366.2	$421.5	$693.7	$815.4
BEST	30.8	41.4	58.3	76.2
Eliminations (a)	(1.0)	(5.5)	(2.5)	(10.5)
Total revenue	$396.0	$457.4	$749.5	$881.1

Operating Income
BSI	$28.7	$31.2	$42.4	$47.7
BEST	2.6	4.4	3.6	7.2
Corporate, eliminations and other (b)	0.3	(0.2)	0.8	1.1
Total operating income	$31.6	$35.4	$46.8	$56.0

(a)             Represents product and service revenue between reportable segments.

(b)             Represents corporate costs and eliminations not allocated to the reportable segments.

Total assets by reporting segment are as follows (in millions):

	June 30,	December 31,
	2015	2014
Assets:
BSI	$1,792.1	$1,827.7
BEST	88.9	101.2
Eliminations and other (a)	(60.6)	(64.1)
Total assets	$1,820.4	$1,864.8

(a) Assets not allocated to the reportable segments and eliminations of intercompany transactions.

16.       Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-11, Simplifying the Measurement of Inventory. The new guidance eliminates the measurement of inventory at market value, and inventory will now be measured at the lower of cost and net realizable value. The ASU defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. The Company is evaluating the provisions of this statement, including which period to adopt, and has not determined what impact the adoption of ASU 2015-11 will have on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs.  The new guidance changes the presentation of debt issuance costs in the balance sheet to a reduction of the related debt liability instead of classifying as an asset. The income statement presentation of debt issuance costs is unchanged. ASU No. 2015-03 is effective for annual periods after December 15, 2015, and interim periods within those years.  Early application is permitted and the guidance is to be applied retrospectively to all prior periods presented. The Company does not expect the adoption of ASU No. 2015-03 to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements under Accounting Standards Codification (ASC) Topic 605. The new guidance was the result of a joint project between the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop common revenue standards for GAAP and International Financial Reporting Standards. The core principle of the new guidance is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 is effective prospectively for annual periods beginning after December 15, 2016, and interim periods within those years. Early application is not permitted. In April 2015, the FASB proposed to defer the effective date of ASU 2014-09 by one year to annual periods beginning after December 15, 2017, with early application permitted as of the previous effective date. The Company is currently assessing the impact the new guidance may have on its consolidated financial statements upon adoption.

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

Although our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), we believe describing income and expenses, excluding the effect of foreign currency and our recent acquisitions and divestitures, as well as certain Other Charges, net, provides meaningful supplemental information regarding our performance. We believe that this supplemental information is useful in assessing our operating performance and trends as the excluded items are not indicative of our core business operating results. These non-GAAP financial measures are not in accordance with, nor are they a substitute for, the comparable GAAP financial measures and are intended to supplement our financial results that are prepared in accordance with GAAP. We also use these non-GAAP financial measures for financial and operational decision making, including as part of our compensation to employees, and as a means to help evaluate period-to-period comparisons.

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

The Bruker Nano Group combines the Bruker AXS, Bruker Nano Surfaces and Bruker Nano Analytics divisions and designs, manufactures and distributes advanced X-ray, spark-optical emission spectroscopy, atomic force microscopy and stylus and optical metrology instrumentation used in non-destructive molecular, materials and elemental analysis.  During the first quarter of 2015, separate portions of the former Bruker Elemental division were added to the Bruker AXS and Bruker Nano Analytics divisions.

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

For financial reporting purposes, we aggregate the Bruker BioSpin, Bruker CALID and Bruker Nano operating segments into the Bruker Scientific Instruments (BSI) reporting segment, which represented approximately 93% of the Company’s revenues during the six months ended June 30, 2015. This aggregation reflects these operating segments’ similar economic characteristics, production processes, customer services provided, types and classes of customers, methods of distribution and regulatory environments. Our BEST division is our other reporting segment and represents the remainder of our revenues.

For the three months ended June 30, 2015, our revenue decreased by $61.4 million, or 13.4%, to $396.0 million, compared to $457.4 million for the comparable period in 2014. The impact of changes in foreign currency and recent divestitures in our former Chemical and Applied Markets (CAM) division caused a decline of $64.6 million, or 14.1%.  The impact of these factors was partially offset by increases in revenues at Bruker Detection and Bruker Nano Analytics. For the six months ended June 30, 2015, our revenue decreased by $131.6 million, or 14.9%, to $749.5 million, compared to $881.1 million for the comparable period in 2014. The impact of changes in foreign currency and recent divestitures in our former CAM division, net of the effect of a recent acquisition, caused a decline of $122.3 million, or 13.9%. The remaining decline was primarily caused by a decline in revenue from the Magnetic Resonance division, as the six months ended June 30, 2014 benefited from the recognition of revenue from the sale of a 21 Tesla high-field magnet.

Our gross profit margin decreased to 42.8% from 43.8% during the three months ended June 30, 2015 and 2014, respectively. The decrease in gross margin percentage was driven by the mix of products sold, including the sale of a 21 Tesla high-field magnet with favorable gross margins in the three months ended June 30, 2014.  This was partially offset by the favorable impact of recent operational improvement initiatives, including outsourcing of various manufacturing activities and recent divestiture and restructuring actions. Selling, general and administrative expenses and research and development costs during the three months ended June 30, 2015 decreased by approximately $23.5 million compared to the prior year, resulting primarily from the favorable impact of changes in foreign currency and recent divestiture and restructuring actions. As previously disclosed, we have taken additional restructuring measures as a result of the revenue decline that occurred during the second half of 2014 and continued during the first half of 2015.  This includes a restructuring initiative that commenced during 2015 that is expected to reduce employee headcount by approximately 9% within our Bruker BioSpin Group once completed.  Total restructuring and other one-time charges, incurred in 2015 and continuing into 2016, are expected to be between $15 and $20 million, of which $12 to $15 million relate to employee separation and facility exit costs, and $3 to $5 million relate to estimated inventory write-downs and asset impairments.  We expect to generate approximately $10 million in annualized savings when this restructuring initiative is complete by the end of the first quarter in 2016.

During the six months ended June 30, 2015, we outsourced our pension plan in Switzerland to an outside insurance provider, made certain plan design changes and remeasured the liability.  As a result, non-cash pension expenses in 2015 will increase by approximately $16 million, which includes a one-time, non-cash settlement charge of $10.2 million recorded in the first quarter of 2015 as the plan assets and pension obligations for the retirees and other certain members of the population were transferred to an outside insurance provider. The settlement charge was recorded as a component of Other Charges, net in our condensed consolidated statements of income and comprehensive income.

In addition to the factors discussed above, we can experience quarter-to-quarter fluctuations in our operating results as a result of factors outside our control, such as:

•                  the timing of governmental stimulus programs and academic research budgets;

•                  the time it takes for customers to construct or prepare their facilities for our products; and

•                  the time required to obtain governmental licenses.

These factors have in the past affected the amount and timing of revenue recognized on sales of our products and will continue to do so in the future. Accordingly, our operating results in any particular quarter may not necessarily be an indication of any future quarter’s operating performance.

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

For a further discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2014.  There were no significant changes to our critical accounting policies for the three or six months ended June 30, 2015.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2015 compared to the Three Months Ended June 30, 2014

Consolidated Results

The following table presents our results for the three months ended June 30, 2015 and 2014 (dollars in millions, except per share data):

	Three Months Ended June 30,
	2015	2014
Product revenue	$336.2	$398.9
Service revenue	58.2	57.7
Other revenue	1.6	0.8
Total revenue	396.0	457.4

Cost of product revenue	191.5	217.2
Cost of service revenue	35.0	39.7
Cost of other revenue	0.1	—
Total cost of revenue	226.6	256.9
Gross profit	169.4	200.5

Operating expenses:
Selling, general and administrative	98.5	115.0
Research and development	37.5	44.5
Other charges	1.8	5.6
Total operating expenses	137.8	165.1
Operating income	31.6	35.4

Interest and other income (expense), net	(6.2)	(2.3)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	25.4	33.1
Income tax provision	2.3	16.3
Consolidated net income	23.1	16.8
Net income attributable to noncontrolling interest in consolidated subsidiaries	1.2	0.4
Net income attributable to Bruker Corporation	$21.9	$16.4

Net income per common share attributable to
Bruker Corporation shareholders:
Basic and diluted	$0.13	$0.10

Weighted average common shares outstanding:
Basic	168.3	167.6
Diluted	169.7	169.5

Revenue

For the three months ended June 30, 2015, our revenue decreased by $61.4 million, or 13.4%, to $396.0 million, compared to $457.4 million for the comparable period in 2014. Included in revenue was a decrease of approximately $52.6 million from the impact of foreign currency caused by the strengthening of the U.S. Dollar primarily versus the Euro, as well as versus the Japanese Yen and other currencies, and a decrease of approximately $12.0 million attributable to recent divestitures within the former CAM division. Excluding the effects of foreign currency and our recent divestitures, revenue increased by $3.2 million, or 0.7%.

BSI segment revenue decreased by $55.3 million, or 13.1%, to $366.2 million for the three months ended June 30, 2015, compared to $421.5 million for the three months ended June 30, 2014. BEST segment revenue decreased by $10.6 million, or 25.6%, to $30.8 million for the three months ended June 30, 2015, compared to $41.4 million for the three months ended June 30, 2014.

Please see the Segment Results section later in this discussion for additional information regarding our revenue.

Gross Profit

Gross profit for the three months ended June 30, 2015 was $169.4 million, or 42.8% of revenue, compared to $200.5 million, or 43.8% of revenue, for the three months ended June 30, 2014. Included in gross profit were various charges for amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring costs totaling $9.0 million and $11.3 million for the three months ended June 30, 2015 and 2014, respectively. Excluding these charges, our gross profit margin for the three months ended June 30, 2015 and 2014 was 45.1% and 46.3%, respectively. The lower gross profit margin is primarily attributable to the mix of products sold, as the sale of a 21 Tesla high-field magnet with favorable gross margins is included in the three months ended June 30, 2014.

Selling, General and Administrative

Our selling, general and administrative expenses for the three months ended June 30, 2015 decreased to $98.5 million, or 24.9% of total revenue, from $115.0 million, or 25.1% of total revenue, for the comparable period in 2014. The decrease in selling, general and administrative expenses was primarily attributable to the favorable impact of changes in foreign currency and recent divestiture and restructuring actions.

Research and Development

Our research and development expenses for the three months ended June 30, 2015 decreased to $37.5 million, or 9.5% of total revenue, from $44.5 million, or 9.7% of total revenue, for the comparable period in 2014. The decrease in research and development expenses was primarily attributable to the favorable impact of changes in foreign currency.

Other Charges, Net

Other Charges, net of $1.8 million recorded for the three months ended June 30, 2015 is almost entirely related to the BSI segment.  The charges consisted of $1.0 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives, $1.8 million of long-lived asset impairments within the Magnetic Resonance division, ($2.9) million of acquisition-related charges (benefits) primarily caused by the reversal of certain contingent consideration liabilities and $1.9 million of costs associated with our global information technology (IT) transformation initiative. The IT transformation initiative is a multi-year project aimed at updating and integrating our global ERP and HR information systems.

The charges recorded for the three months ended June 30, 2014 also related to the BSI segment.  The charges consisted of $0.6 million of legal and other professional service fees associated with our internal investigation and review of our operations in China which was completed in 2014, $0.3 million of acquisition-related costs, $4.0 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives and $0.7 million of costs associated with our global IT transformation initiative.

Operating Income

Operating income for the three months ended June 30, 2015 was $31.6 million, resulting in an operating margin of 8.0%, compared to operating income of $35.4 million, resulting in an operating margin of 7.7%, for the three months ended June 30, 2014. The increase in operating margin is driven by lower operating expenses as a percentage of revenue, partially offset by the decline in gross profit margin during the three months ended June 30, 2015 discussed above.

The Company commenced a restructuring initiative in the first half of 2015 within the Bruker BioSpin Group which was developed as a result of a revenue decline that occurred during the second half of 2014 and continued during the first half of 2015 and is intended to improve Bruker BioSpin Group’s operating results.  Restructuring actions are expected to result in a reduction of employee headcount by approximately 9% and includes the closure and consolidation of one of Bruker BioSpin’s manufacturing facilities. Income from operations included restructuring costs and asset impairments of $5.8 million for the three months ended June 30, 2015.  Total restructuring and other one-time charges, incurred in 2015 and continuing into 2016, are expected to be between $15 and $20 million, of which $12 to $15 million relate to employee separation and facility exit costs, and $3 to $5 million relate to estimated inventory write-downs and asset impairments. We expect to generate approximately $10 million in annualized savings when this restructuring initiative is complete by the end of the first quarter in 2016.

Interest and Other Income (Expense), Net

Interest and Other Income (Expense), net during the three months ended June 30, 2015 was expense of $6.2 million, as compared to an expense of $2.3 million for the comparable period of 2014.

During the three months ended June 30, 2015, the major components within Interest and Other Income (Expense), net were net interest expense of $3.1 million and realized and unrealized losses on foreign currency denominated transactions of $2.9 million. The realized and unrealized losses on foreign currency denominated transactions during the three months ended June 30, 2015 were primarily caused by the fluctuations of the US dollar with the Euro and Swiss Franc.  During the three months ended June 30, 2014, the major component within Interest and Other Income (Expense), net was net interest expense of $3.1 million.

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

The income tax provision for the three months ended June 30, 2015 was $2.3 million compared to $16.3 million for the three months ended June 30, 2014, representing effective tax rates of 9.1% and 49.2%, respectively. The decrease in our effective tax rate was caused by the release of a valuation allowance on net operating loss carryforwards, offset by changes in the expected mix of earnings among tax jurisdictions. Utilization of the loss carryforwards resulted from the move of certain Bruker BioSpin production from the United States to Switzerland.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the three months ended June 30, 2015 and 2014 was $1.2 million and $0.4 million, respectively. The net income attributable to noncontrolling interests represented the minority shareholders’ proportionate share of the net income recorded by our majority-owned indirect subsidiaries.

Net Income Attributable to Bruker Corporation

Our net income for the three months ended June 30, 2015 was $21.9 million, or $0.13 per diluted share, compared to $16.4 million, or $0.10 per diluted share, for the comparable period in 2014. The increase was driven by a favorable change in the effective tax rate and lower operating expenses, partially offset by lower gross margin levels.

Segment Results

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment (dollars in millions):

	Three Months Ended June 30,			Percentage
	2015	2014	Dollar Change	Change
BSI	$366.2	$421.5	$(55.3)	(13.1)%
BEST	30.8	41.4	(10.6)	(25.6)%
Eliminations (a)	(1.0)	(5.5)	4.5
	$396.0	$457.4	$(61.4)	(13.4)%

(a) Represents product and service revenue between reportable segments.

BSI Segment Revenues

BSI segment revenue decreased by $55.3 million, or 13.1%, to $366.2 million for the three months ended June 30, 2015, compared to $421.5 million for the three months ended June 30, 2014. Included in revenue was a decrease of approximately $45.7 million from the impact of foreign currency caused by the strengthening of the U.S. Dollar primarily versus the Euro, as well as versus the Japanese Yen and other currencies, and a decrease of approximately $12.0 million attributable to recent divestitures within the former CAM division. Excluding the effects of foreign currency and our recent divestitures, revenue increased by $2.4 million, or 0.6%.

The Bruker BioSpin Group experienced a decline in revenue during the three months ended June 30, 2015, primarily caused by the impact of changes in foreign currency. The three months ended June 30, 2014 also benefited from the recognition of revenue from the sale of a 21 Tesla high-field magnet sale.

The Bruker CALID Group experienced a decrease in revenue primarily caused by the unfavorable impact of changes in foreign currency during the three months ended June 30, 2015. There was also a decline in revenue in the Bruker Daltonics division caused by the impact of divestitures within the former CAM division during the third and fourth quarters of 2014.  This was partially offset by higher revenue levels for certain mass spectrometry products including the MALDI Biotyper and MALDI-TOF products used in research laboratories and an increase in sales within the Bruker Detection division caused by the recognition of certain large orders during the second quarter of 2015.

The Bruker Nano Group also experienced a decrease in revenue, mainly driven by the unfavorable impact of changes in foreign currency and continued weakness in the semiconductor, data storage, and industrial markets during the three months ended June 30, 2015.  This was partially offset by higher revenue levels in our Bruker Nano Analytics division.

System revenue and aftermarket revenue as a percentage of total BSI segment revenue were as follows (dollars in millions):

	Three Months Ended June 30,
	2015		2014
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System revenue	$269.4	73.6%	$339.8	80.6%
Aftermarket revenue	96.8	26.4%	81.7	19.4%
Total revenue	$366.2	100.0%	$421.5	100.0%

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

BEST Segment Revenues

BEST segment revenue decreased $10.6 million, or 25.6%, to $30.8 million for the three months ended June 30, 2015, compared to $41.4 million for the comparable period in 2014. The decrease in revenue was primarily caused by the impact of foreign currency as a result of the strengthening of the U.S. Dollar versus the Euro, which contributed $7.2 million to the decline.  In addition, there were lower sales of low temperature superconducting wire as certain larger projects were completed in the prior year.

System and wire revenue and aftermarket revenue as a percentage of total BEST segment revenue were as follows (dollars in millions):

	Three Months Ended June 30,
	2015		2014
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System and wire revenue	$29.8	96.8%	$40.4	97.6%
Aftermarket revenue	1.0	3.2%	1.0	2.4%
Total revenue	$30.8	100.0%	$41.4	100.0%

System and wire revenue in the BEST segment includes low and high temperature superconducting wire and superconducting devices, including magnets, linear accelerators and radio frequency cavities. Aftermarket revenues in the BEST segment consist primarily of license revenue and sales of Cuponal™, a bimetallic, non-superconducting material we sell to the power and transport industries.

Gross Profit and Operating Expenses

For the three months ended June 30, 2015, gross profit margin in the BSI segment decreased to 44.4% from 45.5% for the comparable period in 2014. Lower gross profit margins resulted primarily from the mix of products sold, including the sale of a 21 Tesla high-field magnet that provided favorable gross margins in the three months ended June 30, 2014.  BEST segment gross margin decreased to 20.5% from 21.7% for the comparable period in 2014 due to the completion of certain higher margin orders in the prior year, and the unfavorable impact of changes in foreign currency.

In the three months ended June 30, 2015, selling, general and administrative expenses and research and development expenses in the BSI segment decreased to $132.4 million, or 36.2% of segment revenue, from $155.0 million, or 36.8% of segment revenue. The decrease reflects the favorable impact of changes in foreign currency and recent divestiture and restructuring actions within the former CAM division. Selling, general and administrative expenses and research and development expenses in the BEST segment decreased to $3.6 million, or 11.7% of segment revenue, from $4.5 million, or 10.9% of segment revenue, for the comparable period in 2014. The decrease in dollars was primarily attributable to the favorable impact of changes in foreign currency.

Operating Income

The following table presents operating income and operating margins by reportable segment (dollars in millions):

	Three Months Ended June 30,
	2015		2014
	Operating Income	Percentage of Segment Revenue	Operating Income	Percentage of Segment Revenue
BSI	$28.7	7.8%	$31.2	7.4%
BEST	2.6	8.4%	4.4	10.6%
Corporate, eliminations and other (a)	0.3		(0.2)
Total operating income	$31.6	8.0%	$35.4	7.7%

(a) Represents corporate costs and eliminations not allocated to the reportable segments.

BSI operating income for the three months ended June 30, 2015 was $28.7 million, resulting in an operating margin of 7.8%, compared to operating income of $31.2 million, resulting in an operating margin of 7.4%, for the comparable period in 2014. Operating income included $11.0 million and $17.2 million for the three months ended 2015 and 2014, respectively, of various charges for amortization of acquisition-related intangible assets and other acquisition-related costs, restructuring costs, costs associated with a global IT transformation initiative and legal and other professional service fees related to our internal investigation and review of our operations in China during the three months ended June 30, 2014.  Excluding the charges noted above, operating margins were 10.8% and 11.5% for the three months ended June 30, 2015 and 2014, respectively. Operating margins, excluding these costs, decreased due to a decline in gross margins partially offset by a decrease in operating expenses.

BEST operating income for the three months ended June 30, 2015 was $2.6 million, resulting in an operating margin of 8.4%, compared to $4.4 million, resulting in an operating margin of 10.6%, for the comparable period in 2014. The decrease in operating margin was a result of lower gross margin levels as noted above.

Six Months Ended June 30, 2015 compared to the Six Months Ended June 30, 2014

Consolidated Results

The following table presents our results for the six months ended June 30, 2015 and 2014 (dollars in millions, except per share data):

	Six Months Ended June 30,
	2015	2014
Product revenue	$634.2	$765.0
Service revenue	112.3	114.7
Other revenue	3.0	1.4
Total revenue	749.5	881.1

Cost of product revenue	352.7	424.3
Cost of service revenue	66.9	76.6
Cost of other revenue	0.3	—
Total cost of revenue	419.9	500.9
Gross profit	329.6	380.2

Operating expenses:
Selling, general and administrative	193.1	224.5
Research and development	74.7	90.5
Other charges	15.0	9.2
Total operating expenses	282.8	324.2
Operating income	46.8	56.0

Interest and other income (expense), net	(9.7)	(7.2)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	37.1	48.8
Income tax provision	7.1	22.0
Consolidated net income	30.0	26.8
Net income attributable to noncontrolling interest in consolidated subsidiaries	1.6	1.7
Net income attributable to Bruker Corporation	$28.4	$25.1

Net income per common share attributable to
Bruker Corporation shareholders:
Basic and diluted	$0.17	$0.15

Weighted average common shares outstanding:
Basic	168.3	167.5
Diluted	169.7	169.4

Revenue

For the six months ended June 30, 2015, our revenue decreased by $131.6 million, or 14.9%, to $749.5 million, compared to $881.1 million for the comparable period in 2014. Included in revenue was a decrease of approximately $99.4 million from the impact of foreign currency caused by the strengthening of the U.S. Dollar primarily versus the Euro, as well as versus the Japanese Yen and other currencies, and a decrease of approximately $22.9 million attributable to recent divestitures within the former CAM division, net of a recent acquisition. Excluding the effects of foreign currency and our recent acquisition and divestitures, revenue decreased by $9.3 million, or 1.0%.

BSI segment revenue decreased by $121.7 million, or 14.9%, to $693.7 million for the six months ended June 30, 2015, compared to $815.4 million for the six months ended June 30, 2014. BEST segment revenue decreased by $17.9 million, or 23.5%, to $58.3 million for the six months ended June 30, 2015, compared to $76.2 million for the six months ended June 30, 2014.

Please see the Segment Results section later in this discussion for additional information regarding our revenue.

Gross Profit

Gross profit for the six months ended June 30, 2015 was $329.6 million, or 44.0% of revenue, compared to $380.2 million, or 43.2% of revenue, for the six months ended June 30, 2014. Included in gross profit were various charges for amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring costs totaling $15.9 million and $18.8 million for the six months ended June 30, 2015 and 2014, respectively. Excluding these charges, our gross profit margin for the six months ended June 30, 2015 and 2014 was 46.1% and 45.3%, respectively. The higher gross profit margin is primarily attributable to the favorable impact of recent operational improvement initiatives, including outsourcing of various manufacturing activities and recent divestiture and restructuring actions.

Selling, General and Administrative

Our selling, general and administrative expenses for the six months ended June 30, 2015 decreased to $193.1 million, or 25.8% of total revenue, from $224.5 million, or 25.5% of total revenue, for the comparable period in 2014. The decrease in selling, general and administrative expenses in dollars is primarily attributable to the favorable impact of changes in foreign currency and recent divestiture and restructuring actions. The increase as a percentage of revenue was driven by lower revenue levels as there are certain inherent costs that are not variable based on revenue.

Research and Development

Our research and development expenses for the six months ended June 30, 2015 decreased to $74.7 million, or 10.0% of total revenue, from $90.5 million, or 10.3% of total revenue, for the comparable period in 2014. The decrease in research and development expenses was primarily attributable to the favorable impact of changes in foreign currency and lower material costs.

Other Charges, Net

Other Charges, net of $15.0 million recorded for the six months ended June 30, 2015 is almost entirely related to the BSI segment.  The charges consisted of a $10.2 million one-time, non-cash settlement charge as the plan assets and pension obligations for the retirees and other certain members of the population within our pension plan in Switzerland were transferred to an outside insurance provider, ($2.9) million of acquisition-related charges (benefits) primarily caused by the reversal of certain contingent consideration liabilities, $1.8 million of long-lived asset impairments within the Magnetic Resonance division, $2.3 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives, and $3.6 million of costs associated with our global IT transformation initiative.

Other Charges, net of $9.2 million, net recorded for the six months ended June 30, 2014 relate to the BSI segment.  The charges consisted of $2.8 million of legal and other professional service fees associated with our internal investigation and review of our operations in China which was completed in 2014, $0.9 million of acquisition-related costs, $4.2 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives and $1.3 million of costs associated with our global IT transformation initiative.

Operating Income

Operating income for the six months ended June 30, 2015 was $46.8 million, resulting in an operating margin of 6.2%, compared to operating income of $56.0 million, resulting in an operating margin of 6.4%, for the six months ended June 30, 2014. The decrease in operating income as a percentage of revenue is driven by the increase in Other Charges, net, and higher operating expenses as a percentage of revenue, partially offset by the improvements in gross profit margin during the six months ended June 30, 2015 discussed above.

The Company commenced a restructuring initiative in the first half of 2015 within the Bruker BioSpin Group which was developed as a result of a revenue decline that occurred during the second half of 2014 and continued during the first half of 2015 and is intended to improve Bruker BioSpin’s operating results.  Restructuring actions are expected to result in a reduction of employee headcount by approximately 9%. The restructuring also includes the closure and consolidation of one of Bruker BioSpin’s manufacturing facilities.  Income from operations included restructuring costs and asset impairments of $6.2 million for the six months ended June 30, 2015.  Total restructuring and other one-time charges, incurred in 2015 and continuing into 2016, are expected to be between $15 and $20 million, of which $12 to $15 million relate to employee separation and facility exit costs, and $3 to $5 million relate to estimated inventory write-downs and asset impairments. We expect to generate approximately $10 million in annualized savings when this restructuring initiative is complete by the end of the first quarter of 2016.

Interest and Other Income (Expense), Net

Interest and Other Income (Expense), net during the six months ended June 30, 2015 was an expense of $9.7 million, as compared to an expense of $7.2 million for the comparable period of 2014.

During the six months ended June 30, 2015, the major components within Interest and Other Income (Expense), net were net interest expense of $6.2 million and realized and unrealized losses on foreign currency denominated transactions of $3.3 million.  The realized and unrealized losses on foreign currency denominated transactions during the six months ended June 30, 2015 were primarily caused by the fluctuations of the US dollar with the Euro and Swiss Franc.  During the six months ended June 30, 2014, the major components within Interest and Other Income (Expense), net were net interest expense of $6.1 million and realized and unrealized losses on foreign currency denominated transactions of $1.6 million.  The realized and unrealized losses on foreign currency denominated transactions during the six months ended June 30, 2014 were primarily caused by the strengthening of the Swiss Franc against the Euro and U.S. Dollar.

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

The income tax provision for the six months ended June 30, 2015 was $7.1 million compared to $22.0 million for the six months ended June 30, 2014, representing effective tax rates of 19.1% and 45.1%, respectively. The decrease in our effective tax rate was caused primarily by the release of a valuation allowance on net operating loss carryforwards, offset by changes in the expected mix of earnings among tax jurisdictions. Utilization of the loss carryforwards resulted from the move of certain Bruker BioSpin production from the United States to Switzerland.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the six months ended June 30, 2015 and 2014 was $1.6 million and $1.7 million, respectively. The net income attributable to noncontrolling interests represented the minority shareholders’ proportionate share of the net income recorded by our majority-owned indirect subsidiaries.

Net Income Attributable to Bruker Corporation

Our net income for the six months ended June 30, 2015 was $28.4 million, or $0.17 per diluted share, compared to $25.1 million, or $0.15 per diluted share, for the comparable period in 2014. The increase was driven by a favorable effective tax rate, lower operating expenses, and higher gross margin levels.

Segment Results

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment (dollars in millions):

	Six Months Ended June 30,			Percentage
	2015	2014	Dollar Change	Change
BSI	$693.7	$815.4	$(121.7)	(14.9)%
BEST	58.3	76.2	(17.9)	(23.5)%
Eliminations (a)	(2.5)	(10.5)	8.0
	$749.5	$881.1	$(131.6)	(14.9)%

(a) Represents product and service revenue between reportable segments.

BSI Segment Revenues

BSI segment revenue decreased by $121.7 million, or 14.9%, to $693.7 million for the six months ended June 30, 2015, compared to $815.4 million for the six months ended June 30, 2014. Included in revenue was a decrease of approximately $86.9 million from the impact of foreign currency caused by the strengthening of the U.S. Dollar primarily versus the Euro, as well as versus the Japanese Yen and other currencies, and a decrease of approximately $22.9 million attributable to recent divestitures within the former CAM division, net of a recent acquisition. Excluding the effects of foreign currency and our recent acquisition and divestitures, revenue decreased by $11.9 million, or 1.5%.

The Bruker BioSpin Group experienced a decline in revenue during the six months ended June 30, 2015 caused primarily by the impact of changes in foreign currency.  The decrease in revenue was also driven by lower sales of NMR products within the Magnetic Resonance division caused by the impact of reduced order levels in the prior year and delays in installation of certain orders.  In addition, the six months ended June 30, 2014 benefited from the recognition of a sale of a 21 Tesla high-field magnet sale.

The Bruker CALID Group also experienced a decrease in revenue driven primarily by the unfavorable impact of changes in foreign currency during the six months ended June 30, 2015. The Bruker Daltonics division experienced a revenue decline caused by the impact of divestitures within the former CAM division during the third and fourth quarters of 2014, partially offset by higher revenue levels for certain mass spectrometry products including the MALDI Biotyper and MALDI-TOF products used in research laboratories.  In addition, there were higher revenue levels in our Detection division due to obtaining export licenses that were previously delayed, which allowed for recognition of certain large orders during the first half of 2015.

The Bruker Nano Group also experienced a decrease in revenue predominately driven by the unfavorable impact of changes in foreign currency and continued weakness in the semiconductor, data storage and industrial markets during the six months ended June 30, 2015.  This was partially offset by higher revenue levels in our Bruker Nano Analytics and Bruker AXS divisions.

System revenue and aftermarket revenue as a percentage of total BSI segment revenue were as follows (dollars in millions):

	Six Months Ended June 30,
	2015		2014
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System revenue	$510.2	73.5%	$648.0	79.5%
Aftermarket revenue	183.5	26.5%	167.4	20.5%
Total revenue	$693.7	100.0%	$815.4	100.0%

BEST Segment Revenues

BEST segment revenue decreased $17.9 million, or 23.5%, to $58.3 million for the six months ended June 30, 2015, compared to $76.2 million for the comparable period in 2014. The decrease in revenue was primarily caused by the impact of foreign currency due to the strengthening of the U.S. Dollar versus the Euro, which contributed $13.1 million to the decline.  In addition, there were lower sales of low temperature superconducting wire as certain larger projects were completed in the prior year.

System and wire revenue and aftermarket revenue as a percentage of total BEST segment revenue were as follows (dollars in millions):

	Six Months Ended June 30,
	2015		2014
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System and wire revenue	$56.1	96.2%	$74.1	97.2%
Aftermarket revenue	2.2	3.8%	2.1	2.8%
Total revenue	$58.3	100.0%	$76.2	100.0%

Gross Profit and Operating Expenses

For the six months ended June 30, 2015, gross profit margin in the BSI segment increased to 45.8% from 44.5% for the comparable period in 2014. Higher gross profit margins resulted primarily from the favorable impact of recent operational improvement initiatives, including outsourcing of various manufacturing activities and recent divestiture and restructuring actions. BEST segment gross margin decreased to 19.4% from 21.8% for the comparable period in 2014 due to the completion of certain higher margin orders in the prior year, and the unfavorable impact of changes in foreign currency.

In the six months ended June 30, 2015, selling, general and administrative expenses and research and development expenses in the BSI segment decreased to $260.3 million, or 37.5% of segment revenue, from $305.6 million, or 37.5% of segment revenue. The decrease in dollars reflects the favorable impact of changes in foreign currency and recent divestiture and restructuring actions within the former CAM division. In addition, lower material costs contributed to the reduction in research and development expenses. Selling, general and administrative expenses and research and development expenses in the BEST segment decreased to $7.5 million, or 12.9% of segment revenue, from $9.4 million, or 12.3% of segment revenue, for the comparable period in 2014. The decrease in dollars was primarily attributable to the favorable impact of changes in foreign currency.

Operating Income

The following table presents operating income and operating margins by reportable segment (dollars in millions):

	Six Months Ended June 30,
	2015		2014
	Operating Income	Percentage of Segment Revenue	Operating Income	Percentage of Segment Revenue
BSI	$42.4	6.1%	$47.7	5.8%
BEST	3.6	6.2%	7.2	9.4%
Corporate, eliminations and other (a)	0.8		1.1
Total operating income	$46.8	6.2%	$56.0	6.4%

(a) Represents corporate costs and eliminations not allocated to the reportable segments.

BSI operating income for the six months ended June 30, 2015 was $42.4 million, resulting in an operating margin of 6.1%, compared to operating income of $47.7 million, resulting in an operating margin of 5.8%, for the comparable period in 2014. Operating income included $31.6 million and $28.7 million for the six months ended 2015 and 2014, respectively, of various charges for amortization of acquisition-related intangible assets and other acquisition-related costs, restructuring costs, costs associated with our global IT transformation initiative, a non-cash charge associated with the settlement of a portion of our pension plan in Switzerland, and legal and other professional service fees related to our internal investigation and review of our operations in China during the six months ended June 30, 2014.  Excluding the charges noted above, operating margins were 10.7% and 9.4% for the six months ended June 30, 2015 and 2014, respectively. Operating margins excluding these costs, increased due to higher gross margin levels as discussed above.

BEST operating income for the six months ended June 30, 2015 was $3.6 million, resulting in an operating margin of 6.2%, compared to $7.2 million, resulting in an operating margin of 9.4%, for the comparable period in 2014. The decrease in operating margin was a result of lower gross margin levels as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We anticipate that our existing cash and credit facilities will be sufficient to support our operating and investing needs for at least the next twelve months. Our future cash requirements could be affected by acquisitions that we may make in the future or changes in our capital structure. Historically, we have financed our growth through cash flow generation and a combination of debt financings and issuances of common stock. In the future, there are no assurances that additional financing alternatives will be available to us if required, or, if available, will be obtained on terms favorable to us.

During the six months ended June 30, 2015, net cash provided by operating activities was $25.5 million, resulting from consolidated net income adjusted for non-cash items of $70.7 million, partially offset by an increase in working capital of $45.2 million. The increase in working capital for the six months ended June 30, 2015 was primarily caused by an increase in inventory needed to fulfill shipments in the second half of 2015 on long lead time items, income tax payments made during the first half of the year, and an increase in non-income tax receivables.  These uses of cash were partially offset by a decrease in accounts receivable.  The decrease in accounts receivable was predominantly the result of lower revenue levels and improvements in collections and customer credit management practices. During the six months ended June 30, 2014, net cash provided by operating activities was $31.5 million, resulting primarily from consolidated net income adjusted for non-cash items of $78.5 million, partially offset by an increase in working capital of $47.0 million.  The increase in working capital for the six months ended June 30, 2014 was primarily caused by an increase in inventory to support higher order levels, partly for long lead time items in the Bruker BioSpin Group and increased safety stock levels, and a decrease in customer advances based on timing of customer acceptances and new payments received. This was partially offset by a decrease in accounts receivable caused by improvements in overall collections, and to a lesser extent, a higher allowance for doubtful accounts associated with certain distributor arrangements in Asia.

During the six months ended June 30, 2015, net cash used in investing activities was $21.5 million, compared to net cash used in investing activities of $82.8 million during the six months ended June 30, 2014. Cash used in investing activities during the six months ended June 30, 2015 was caused by capital expenditures, net of $12.7 million and net purchases of short-term investments of $8.8 million. Cash used in investing activities during the six months ended June 30, 2014 was primarily attributable to purchases of short-term investments of $67.8 million and capital expenditures, net of $15.7 million.  We expect capital expenditures of approximately $40 million for the twelve month period ended December 31, 2015.

During the six months ended June 30, 2015, net cash used in financing activities was $1.1 million, compared to net cash provided by financing activities of $3.2 million during the six months ended June 30, 2014. Net cash used in financing activities during the six months ended June 30, 2015 was primarily attributable to $17.2 million used for the repurchase of our common stock.  This was offset by $10.0 million of proceeds from the revolving line of credit and $6.2 million of proceeds from the issuance of common stock in connection with stock option exercises. Cash provided by financing activities during the six months ended June 30, 2014 was attributable to $4.8 million of proceeds from the issuance of common stock in connection with stock option exercises, offset, in part, by repayment of debt of $0.5 million.

During the second quarter of 2015, our Board of Directors approved a share repurchase program under which we may repurchase our common stock in amounts intended to approximately offset, on an annual basis, the dilutive effect of shares that are or may be issued pursuant to option or restricted stock awards under our 2010 Incentive Compensation Plan.  It is currently expected that the Company’s annual repurchase activity will initially target an amount of shares not to exceed 1% of the total number of shares outstanding. As of June 30, 2015, 850,000 shares, or approximately 0.5% of the total shares outstanding as of March 31, 2015, have been repurchased at an aggregate cost of $17.2 million. We intend to fund any additional repurchases from cash on hand, future cash flow from operations and available borrowings under our Amended Credit Agreement described below.

Cash equivalents and short-term investments at June 30, 2015 and December 31, 2014 totaled $493.6 million and $497.5 million, respectively, of which $462.4 million and $460.7 million, respectively, related to foreign cash, cash equivalents and short-term investments, most significantly in the Netherlands and Switzerland.  If the cash, cash equivalents and short-term investments held by our foreign subsidiaries are needed to fund operations in the U.S., or we otherwise elect to repatriate the unremitted earnings of our foreign subsidiaries in the form of dividends or otherwise, or if the shares of the subsidiaries were sold or transferred, we would likely be subject to additional U.S. income taxes, net of the impact of any available tax credits, which could result in a higher effective tax rate in the future. Absent any unique circumstances that may materially impact our financial results, it is our intent to indefinitely reinvest our unremitted earnings in our foreign subsidiaries.

At June 30, 2015, we had outstanding debt totaling $364.6 million, consisting of $240.0 million outstanding under the Note Purchase Agreement described below, $122.5 million outstanding under the revolving loan component of the Amended

Credit Agreement described below and $2.1 million under capital lease obligations and other loans. At December 31, 2014, we had outstanding debt totaling $355.0 million, consisting of $240.0 million outstanding under the Note Purchase Agreement, $112.5 million outstanding under the revolving loan component of the Amended Credit Agreement and $2.5 million under capital lease obligations and other loans.

In May 2011, we entered into an amendment to, and restatement of, a credit agreement originally entered into in 2008, referred to as the Amended Credit Agreement. The Amended Credit Agreement provides for a revolving credit line with a maximum commitment of $250.0 million with a maturity date of May 2016. The Company is engaged in discussions with prospective lenders regarding refinancing the Amended Credit Agreement on a long-term basis with terms consistent with the existing facility.  Borrowings under the revolving credit line of the Amended Credit Agreement accrue interest, at our option at either (a) the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) adjusted LIBOR plus 1.00% or (b) LIBOR, plus margins ranging from 0.80% to 1.65%. There is also a facility fee ranging from 0.20% to 0.35%.

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

The following is a summary of the maximum commitments and net amounts available to the Company under revolving loan and line of credit arrangements as of June 30, 2015 (dollars in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Lines of Credit	Total Amount Available
Amended Credit Agreement	1.3%	$250.0	$122.5	$2.7	$124.8
Other revolving lines of credit	—	218.5	—	134.4	84.1
Total revolving lines of credit		$468.5	$122.5	$137.1	$208.9

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

•                  $20.0 million 3.16% Series 2012A Senior Notes, Tranche A, due January 18, 2017;

•                  $15.0 million 3.74% Series 2012A Senior Notes, Tranche B, due January 18, 2019;

•                  $105.0 million 4.31% Series 2012A Senior Notes, Tranche C, due January 18, 2022; and

•                  $100.0 million 4.46% Series 2012A Senior Notes, Tranche D, due January 18, 2024.

As of June 30, 2015, we were in compliance with the covenants of the Amended Credit Agreement and the Note Purchase Agreement as our leverage ratio was 1.52 and our interest coverage ratio was 12.1.

As of June 30, 2015, we have approximately $43.9 million of German Trade Tax net operating losses that are carried forward indefinitely and U.S. research and development tax credits of approximately $12.3 million available to offset future tax liabilities that expire through 2034. These U.S. tax credit carryforwards are subject to limitations under provisions of the Internal Revenue Code.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-11, Simplifying the Measurement of Inventory. The new guidance eliminates the measurement of inventory at market value, and inventory will now be measured at the lower of cost and net realizable value. The ASU defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. We are evaluating the provisions of this statement, including which period to adopt, and have not determined what impact the adoption of ASU 2015-11 will have on our consolidated financial statements.

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

ITEM 3.                                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are potentially exposed to market risks associated with changes in foreign currency, interest rates and commodity prices. We selectively use financial instruments to reduce these risks. All transactions related to risk management techniques are authorized and executed pursuant to our policies and procedures. Analytical techniques used to manage and monitor foreign currency and interest rate risk include market valuations and sensitivity analysis.

Impact of Foreign Currencies

We generate a substantial portion of our revenues in international markets, principally Germany and other countries in the European Union, Switzerland and Japan, which exposes our operations to the risk of exchange rate fluctuations. The impact of currency exchange rate movement can be positive or negative in any period. Our costs related to sales in foreign currencies are largely denominated in the same respective currencies, reducing our transaction risk exposure. However, for foreign currency denominated sales in certain regions, such as Japan, where we do not incur significant costs denominated in that foreign currency, we are more exposed to the impact of foreign currency fluctuations.

For sales not denominated in U.S. Dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. Dollars, it will require more of the foreign currency to equal a specified amount of U.S. Dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. Dollars than we would have received before the rate increase went into effect. If we price our products in U.S. Dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. Dollar could result in our prices not being competitive in a market where business is transacted in the local currency. For example, if the U.S Dollar further strengthened against the Japanese Yen, our Japanese-based competitors would have more of a pricing advantage over us.

Changes in foreign currency decreased our revenue by approximately 11.3% for the six months ended June 30, 2015 and increased our revenue by approximately 1.2% for the six months ended June 30, 2014.

Assets and liabilities of our foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using period-end exchange rates. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a separate component of shareholders’ equity. For the six months ended June 30, 2015 and 2014, we recorded net losses from currency translation adjustments of $37.1 million and $0.6 million, respectively. Gains and losses resulting from foreign currency transactions are reported in Interest and Other Income (Expense), net in the condensed consolidated statements of income and comprehensive income. Our foreign exchange losses, net were $3.3 million and $1.6 million for the six months ended June 30, 2015 and 2014, respectively.

From time to time, we have entered into foreign exchange contracts designed to minimize the volatility that fluctuations in foreign currency have on our cash flows related to purchases and sales denominated in foreign currencies. Under these arrangements, we agree to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates typically with maturities of less than twelve months. These transactions are recorded at fair value with the corresponding gains and losses recorded in Interest and Other Income (Expense), net in the condensed consolidated statements of income and comprehensive income. At June 30, 2015 and December 31, 2014, we had foreign exchange contracts with notional amounts aggregating $94.9 million and $99.8 million, respectively. We will continue to evaluate our currency risks and in the future may utilize foreign currency contracts more frequently.

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

Impact of Commodity Prices

We are exposed to certain commodity risks associated with prices for various raw materials. The prices of copper and certain other raw materials, particularly niobium tin, used to manufacture superconductors have increased significantly over the last decade. Copper and niobium tin are the main components of low temperature superconductors and continued commodity price increases for copper and niobium as well as other raw materials may negatively affect our profitability. Periodically, we enter into commodity forward purchase contracts to minimize the volatility that fluctuations in the price of copper have on our sales of these products. At June 30, 2015 and December 31, 2014, we had fixed price commodity contracts with notional amounts aggregating $3.1 million and $2.7 million, respectively. We will continue to evaluate our commodity risks and may utilize commodity forward purchase contracts more frequently in the future.

Inflation

We do not believe inflation had a material impact on our business or operating results during any of the periods presented.

ITEM 4.                                   CONTROLS AND PROCEDURES

We have established disclosure controls and procedures that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) by others within our organization. Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2015. Based on this evaluation our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

ITEM 2.                                   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the second quarter of 2015.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
April 1 - April 30, 2015	—	$—	—	—
May 1 - May 31, 2015	171,586	19.95	170,000	—
June 1 - June 30, 2015	1,685,901	19.81	680,000	—
	1,857,487	$19.83	850,000	—

(1)         Includes (i) shares repurchased under a program approved by the Board of Directors and announced on May 20, 2015 (the “Repurchase Program”), under which repurchases are authorized in an amount intended to approximately offset, on an annual basis, the dilutive effect of shares that are or may be issued pursuant to stock option and restricted stock awards under our long-term incentive plans, (ii) 1,005,901 shares purchased by Frank H. Laukien, the Company’s Chief Executive Officer and Chairman of the Board of Directors or his direct family members, which purchases included the following: (a) 5,901 shares purchased in open market transactions by Dr. Laukien, his spouse and son, which purchases were previously disclosed on a Form 4 filed with the SEC on June 11, 2015 and (b) 1,000,000 shares purchased by Dr. Laukien in a private transaction from his brother, Joerg C. Laukien, Executive Chairman of Bruker BioSpin Corporation and member of the Board of Directors, which purchase was previously disclosed on a Form 4 filed with the SEC on June 17, 2015 and (iii) 1,586 shares surrendered by participants under our long-term incentive plans to pay taxes upon the vesting of restricted stock awards.

(2)         Represents shares repurchased under the Repurchase Program.

(3)         Amounts available under the Repurchase Program are dependent upon option and restricted stock award activity under our long-term incentive plans.  It is currently expected that the Company’s annual repurchase activity will initially target an amount of shares not to exceed 1% of the total number of shares outstanding. As of June 30, 2015, approximately 0.5% of the total shares outstanding as of March 31, 2015 have been repurchased. The Repurchase Program does not have an expiration date but may be terminated by the Board of Directors at any time.

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
101

The following materials from the Bruker Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income and Comprehensive Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) Notes to the Condensed Consolidated Financial Statements(2)

(1)         Filed herewith.

(2)         Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUKER CORPORATION

Date: August 7, 2015	By:	/s/ FRANK H. LAUKIEN, PH.D.
Frank H. Laukien, Ph.D. President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 7, 2015	By:	/s/ ANTHONY L. MATTACCHIONE
Anthony L. Mattacchione Senior Vice President and Interim Chief Financial Officer (Principal Financial Officer)