Form 10-Q
period 2015-09-30
BRUKER CORP
filed 2015-11-06
CIK 1109354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2015
Common Stock, $0.01 par value per share	167,878,229 shares

BRUKER CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2015

PART I	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$331.0	$319.5
Short-term investments	201.3	178.0
Accounts receivable, net	242.3	293.2
Inventories	478.3	477.4
Other current assets	133.5	98.2
Total current assets	1,386.4	1,366.3

Property, plant and equipment, net	232.4	249.9
Intangibles, net and other long-term assets	224.1	248.6
Total assets	$1,842.9	$1,864.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$130.3	$0.8
Accounts payable	87.4	76.0
Customer advances	170.4	189.5
Other current liabilities	288.0	316.4
Total current liabilities	676.1	582.7

Long-term debt	241.1	354.2
Other long-term liabilities	157.7	156.2

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock, $0.01 par value 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value 260,000,000 shares authorized, 169,329,314 and 168,582,988 shares issued and 167,875,829 and 168,527,584 shares outstanding at September 30, 2015 and December 31, 2014, respectively	1.7	1.7
Treasury stock, at cost, 1,453,485 and 55,404 shares at September 30, 2015 and December 31, 2014, respectively	(25.9)	(0.9)
Accumulated other comprehensive income (loss)	(7.7)	28.2
Other shareholders’ equity	792.2	736.9
Total shareholders’ equity attributable to Bruker Corporation	760.3	765.9
Noncontrolling interest in consolidated subsidiaries	7.7	5.8
Total shareholders’ equity	768.0	771.7

Total liabilities and shareholders’ equity	$1,842.9	$1,864.8

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Product revenue	$334.6	$362.2	$968.8	$1,127.2
Service revenue	58.8	56.0	171.1	170.7
Other revenue	2.7	1.6	5.7	3.0
Total revenue	396.1	419.8	1,145.6	1,300.9

Cost of product revenue	193.1	214.6	545.8	638.9
Cost of service revenue	34.8	37.9	101.7	114.5
Cost of other revenue	0.7	—	1.0	—
Total cost of revenue	228.6	252.5	648.5	753.4
Gross profit	167.5	167.3	497.1	547.5

Operating expenses:
Selling, general and administrative	96.1	108.0	289.2	332.5
Research and development	34.3	42.1	109.0	132.6
Other charges, net	8.9	12.3	23.9	21.5
Total operating expenses	139.3	162.4	422.1	486.6
Operating income	28.2	4.9	75.0	60.9

Interest and other income (expense), net	(4.6)	4.1	(14.3)	(3.1)
Income before income taxes and noncontrolling
interest in consolidated subsidiaries	23.6	9.0	60.7	57.8
Income tax provision	10.7	2.7	17.8	24.7
Consolidated net income	12.9	6.3	42.9	33.1
Net income attributable to noncontrolling interest in consolidated subsidiaries	1.1	0.8	2.7	2.5
Net income attributable to Bruker Corporation	$11.8	$5.5	$40.2	$30.6

Net income per common share attributable to
Bruker Corporation shareholders:
Basic and diluted	$0.07	$0.03	$0.24	$0.18

Weighted average common shares outstanding:
Basic	167.8	168.0	168.2	167.5
Diluted	168.7	169.6	169.1	169.5

Comprehensive income (loss)	$5.0	$(76.7)	$6.7	$(50.3)
Less: Comprehensive income attributable to noncontrolling interests	1.2	0.8	2.4	2.5
Comprehensive income (loss) attributable to Bruker Corporation	$3.8	$(77.5)	$4.3	$(52.8)

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Consolidated net income	$42.9	$33.1
Adjustments to reconcile consolidated net income to cash flows from operating activities:
Depreciation and amortization	40.0	47.6
Write-down of demonstration inventories to net realizable value	15.0	22.6
Stock-based compensation expense	5.8	7.1
Deferred income taxes	(1.1)	—
Loss (gain) on disposal of product line	0.2	(9.0)
Other non-cash expenses, net	9.5	11.1
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	37.7	21.5
Inventories	(40.7)	(46.9)
Accounts payable and accrued expenses	4.8	24.7
Income taxes payable, net	(4.5)	(14.8)
Deferred revenue	(1.2)	2.2
Customer advances	(9.7)	(35.1)
Other changes in operating assets and liabilities, net	(19.1)	(19.1)
Net cash provided by operating activities	79.6	45.0

Cash flows from investing activities:
Purchases of short-term investments	(78.0)	(120.8)
Maturities of short-term investments	41.3	—
Cash paid for acquisitions, net of cash acquired	—	(3.9)
Proceeds from disposal of product line	—	12.8
Purchases of property, plant and equipment	(22.8)	(26.7)
Proceeds from sales of property, plant and equipment	0.7	2.9
Net cash used in investing activities	(58.8)	(135.7)

Cash flows from financing activities:
Proceeds from revolving lines of credit	17.0	—
Repayment of other debt, net	(0.4)	(0.7)
Proceeds from issuance of common stock, net	7.0	7.3
Payment of contingent consideration	(3.0)	—
Repurchase of common stock	(24.9)	—
Changes in restricted cash	1.4	0.7
Cash payments to noncontrolling interest	(0.5)	(1.1)
Excess tax benefits related to stock option awards	2.2	—
Net cash (used in) provided by financing activities	(1.2)	6.2
Effect of exchange rate changes on cash and cash equivalents	(8.1)	(25.0)
Net change in cash and cash equivalents	11.5	(109.5)
Cash and cash equivalents at beginning of period	319.5	438.7
Cash and cash equivalents at end of period	$331.0	$329.2

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

The Company has two reporting segments, Bruker Scientific Instruments (BSI), which represents approximately 93% of the Company’s revenues during the nine months ended September 30, 2015, and Bruker Energy & Supercon Technologies (BEST), which represents the remainder of the Company’s revenues.  Within BSI, the Company is organized into three operating segments: the Bruker BioSpin Group, the Bruker CALID Group and the Bruker Nano Group. For financial reporting purposes, the Bruker BioSpin, Bruker CALID and Bruker Nano operating segments are aggregated into the BSI reporting segment because each has similar economic characteristics, production processes, service offerings, types and classes of customers, methods of distribution and regulatory environments.

Bruker BioSpin- Bruker BioSpin designs, manufactures and distributes enabling life science tools based on magnetic resonance and preclinical imaging technologies. Bruker BioSpin’s Magnetic Resonance division sells various systems utilizing magnetic resonance technology, including magnetic resonance imaging (MRI) systems, nuclear magnetic resonance systems (NMR) and electron paramagnetic resonance systems (EPR), as well as OEM MRI magnets sold to medical device manufacturers. Bruker BioSpin’s Preclinical Imaging division sells single and multiple modality systems using MRI, position emission tomography (PET), single photon emission tomography (SPECT), computed tomography (CT), magnetic particle imaging (MPI) and optical imaging (fluorescence and bioluminescence) technologies to preclinical markets.

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

Bruker Nano- Bruker Nano designs, manufactures and distributes spectroscopy and microscopy instruments for the understanding of composition and structure in material science and life science samples.  The instruments are based on advanced technologies in X-ray fluorescence spectroscopy (XRF), X-ray diffraction (XRD), X-ray micro computed tomography (μCT), atomic force microscopy (AFM), stylus and optical metrology (SOM) and fluorescence microscopy (FM), and also include analytical tools for electron microscopes, handheld, portable and mobile X-ray fluorescence and spark optical emission spectroscopy systems.

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

The unaudited condensed consolidated financial statements represent the consolidated accounts of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements as of September 30, 2015 and December 31, 2014, and for the three and nine months ended September 30, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United

States of America (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial information presented herein does not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of the results expected for any other interim period or the full year. Certain prior year amounts have been reclassified to conform to the current year presentation and had no effect on previously reported net income or cash flows.

At September 30, 2015, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, have not changed.

2.              Stock-Based Compensation

The Company’s awards of stock-based compensation are in the form of stock options and restricted stock. The Company recorded stock-based compensation expense as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock options	$2.0	$1.7	$5.3	$4.7
Restricted stock	0.2	0.4	0.5	2.4
Total stock-based compensation	$2.2	$2.1	$5.8	$7.1

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

	2015	2014
Risk-free interest rates	1.58% - 1.89%	1.81% - 2.10%
Expected life	6.0-6.25 years	6.0 - 6.25 years
Volatility	36.09% - 52.23%	53.24% - 56.24%
Expected dividend yield	0.0%	0.0%

Bruker Corporation Stock Plan

In May 2010, the Bruker Corporation 2010 Incentive Compensation Plan (the 2010 Plan) was approved by the Company’s stockholders. The 2010 Plan provides for the issuance of up to 8,000,000 shares of the Company’s common stock. The 2010 Plan allows a committee of the Board of Directors (the Committee) to grant incentive stock options, non-qualified stock options and restricted stock awards. The Committee has the authority to determine which employees will receive the awards, the amount of the awards and other terms and conditions of any awards. Awards granted by the Committee typically vest over a period of three to five years.

Stock option activity for the nine months ended September 30, 2015 was as follows:

	Shares Subject to Options	Weighted Average Option Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value (in millions) (b)
Outstanding at December 31, 2014	4,810,588	$15.24
Granted	1,082,819	19.80
Exercised	(616,052)	11.68
Forfeited	(324,779)	19.16
Outstanding at September 30, 2015	4,952,576	$16.42	6.6	$9.7

Exercisable at September 30, 2015	2,596,387	$13.82	4.9	$9.0

Exercisable and expected to vest at September 30, 2015 (a)	4,815,917	$16.34	6.5	$9.7

(a)

In addition to the options that are vested at September 30, 2015, the Company expects a portion of the unvested options to vest in the future. Options expected to vest in the future are determined by applying an estimated forfeiture rate to the options that are unvested as of September 30, 2015.

(b)	The aggregate intrinsic value is based on the positive difference between the fair value of the Company’s common stock price of
$16.43 on September 30, 2015, or the date of exercises, as appropriate, and the exercise price of the underlying stock options.

The weighted average fair value of options granted was $7.82 and $10.82 per share for the nine months ended September 30, 2015 and 2014, respectively.

The total intrinsic value of options exercised was $5.1 million and $9.7 million for the nine months ended September 30, 2015 and 2014, respectively.

Restricted stock activity for the nine months ended September 30, 2015 was as follows:

	Shares Subject to Restriction	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	309,725	$17.20
Granted	130,274	19.72
Vested	(56,395)	17.02
Forfeited	(145,857)	17.42
Outstanding at September 30, 2015	237,747	$18.49

The total fair value of restricted stock vested was $1.0 million and $3.0 million for the nine months ended September 30, 2015 and 2014, respectively.

At September 30, 2015, the Company expects to recognize pre-tax stock-based compensation expense of $18.7 million associated with outstanding stock option awards granted under the Company’s stock plans over the weighted average remaining service period of 2.2 years. In addition, the Company expects to recognize additional pre-tax stock-based compensation expense of $4.1 million associated with outstanding restricted stock awards granted under the Company’s stock plans over the weighted average remaining service period of 3.0 years.

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

The following table sets forth the computation of basic and diluted weighted average shares outstanding (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income attributable to Bruker Corporation, as reported	$11.8	$5.5	$40.2	$30.6

Weighted average shares outstanding:
Weighted average shares outstanding-basic	167.8	168.0	168.2	167.5
Effect of dilutive securities:
Stock options and restricted stock	0.9	1.6	0.9	2.0
	168.7	169.6	169.1	169.5

Net income per common share attributable to Bruker Corporation shareholders:
Basic and diluted	$0.07	$0.03	$0.24	$0.18

Stock options to purchase approximately 2.3 million shares for the three and nine months ended September 30, 2015, and 0.2 million shares for the three and nine months ended September 30, 2014, were excluded from the computation of diluted earnings per share, as their effect would have been anti-dilutive.

During the second quarter of 2015, the Company’s Board of Directors approved a share repurchase program under which the Company may repurchase the Company’s common stock in amounts intended to approximately offset, on an annual basis, the dilutive effect of shares that are, or may be, issued pursuant to option or restricted stock awards under the 2010 Plan.  It is currently expected that the Company’s annual repurchase activity will target an amount not to exceed 1% of the total number of shares outstanding.  During the three and nine months ended September 30, 2015, 395,000 and 1,245,000 shares, respectively, have been repurchased at an aggregate cost of $7.7 million and $24.9 million, respectively. The repurchased shares are reflected within Treasury stock in the accompanying condensed consolidated balance sheet at September 30, 2015.

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

The following tables set forth the Company’s financial instruments that are measured at fair value on a recurring basis and presents them within the fair value hierarchy using the lowest level of input that is significant to the fair value measurement at September 30, 2015 and December 31, 2014 (in millions):

September 30, 2015	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments	$201.3	$201.3	$—	$—
Restricted cash	0.7	0.7	—	—
Foreign exchange contracts	1.3	—	1.3	—
Embedded derivatives in purchase and delivery contracts	0.4	—	0.4	—
Long-term restricted cash	2.8	2.8	—	—
Total assets recorded at fair value	$206.5	$204.8	$1.7	$—

Liabilities:
Contingent consideration	$5.2	$—	$—	$5.2
Foreign exchange contracts	0.6	—	0.6	—
Embedded derivatives in purchase and delivery contracts	0.4	—	0.4	—
Fixed price commodity contracts	0.4	—	0.4	—
Total liabilities recorded at fair value	$6.6	$—	$1.4	$5.2

December 31, 2014	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$67.9	$67.9	$—	$—
Short-term investments	178.0	178.0	—	—
Restricted cash	1.8	1.8	—	—
Embedded derivatives in purchase and delivery contracts	0.6	—	0.6	—
Long-term restricted cash	3.4	3.4	—
Total assets recorded at fair value	$251.7	$251.1	$0.6	$—

Liabilities:
Contingent consideration	$11.9	$—	$—	$11.9
Foreign exchange contracts	5.1	—	5.1	—
Embedded derivatives in purchase and delivery contracts	0.4	—	0.4	—
Fixed price commodity contracts	0.2	—	0.2	—
Total liabilities recorded at fair value	$17.6	$—	$5.7	$11.9

The Company’s financial instruments consist primarily of cash equivalents, short-term investments, restricted cash, derivative instruments consisting of foreign exchange contracts, commodity contracts, derivatives embedded in certain purchase and sale contracts, accounts receivable, short-term borrowings, accounts payable, contingent consideration and long-term debt. The carrying amounts of the Company’s cash equivalents, short-term investments, restricted cash, accounts receivable, short-term borrowings and accounts payable approximate fair value due to their short-term nature. Derivative assets and liabilities are measured at fair value on a recurring basis. The Company’s long-term debt consists principally of a private placement arrangement entered into in 2012 with various fixed interest rates based on the maturity date.  The fair value of the long-term fixed interest rate debt, which has been classified as Level 2, was $254.0 million and $257.2 million at September 30, 2015 and December 31, 2014, respectively, based on market and observable sources with similar maturity dates.

Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities and did not elect the fair value option for any financial assets or liabilities which originated during the three or nine months ended September 30, 2015 or 2014.

As part of certain acquisitions in prior years, the Company recorded contingent consideration liabilities that have been classified as Level 3 in the fair value hierarchy.  The contingent consideration represents the estimated fair value of future payments to the former shareholders of applicable acquired companies based on achieving annual revenue targets and specific milestones in certain years as specified in the purchase and sale agreements.  The Company initially valued the contingent consideration using the discounted cash flow method. Total contingent consideration liabilities were $5.2 million as of September 30, 2015 and $11.9 million as of December 31, 2014. There were no changes to the fair value of the contingent considerations recognized in earnings for the three months ended September 30, 2015 or 2014.  Changes to the fair value of the contingent consideration recognized in earnings for the nine months ended September 30, 2015 was ($3.0) million, and was recorded within Other Charges, net in the condensed consolidated statements of income and comprehensive income (loss). The adjustments include a reversal of certain contingent consideration, as it was determined that revenues in 2015 related to the applicable products would not meet the required thresholds for payment.  The nine months ended September 30, 2014 included a change to the fair value of the contingent consideration of $0.1 million which was recorded to Other Charges, net in the condensed consolidated statements of income and comprehensive income (loss).  The following table sets forth the changes in contingent consideration liabilities for the nine months ended September 30, 2015 (in millions):

Balance at December 31, 2014	$11.9
Current period adjustments	(3.0)
Current period settlements	(3.6)
Foreign currency effect	(0.1)
Balance at September 30, 2015	$5.2

During the second quarter of 2014, the Company commenced a program to enter into time deposits with varying maturity dates ranging from one to twelve months, as well as call deposits for which the Company has the ability to redeem the invested amounts over a period of 31 to 95 days.  The Company has classified these investments within cash and cash equivalents or short-term investments within the condensed consolidated balance sheet based on the call and maturity dates.  As of September 30, 2015 there are no cash equivalents outstanding and $201.3 million of short-term investments.

Short-term investments are classified as available-for-sale and are reported at fair value, with unrealized gains (losses) excluded from earnings and reported, net of tax, in accumulated other comprehensive income (loss) within the accompanying condensed consolidated balance sheet. There were no unrealized gains (losses) recorded during the three or nine months ended September 30, 2015 and 2014. On a quarterly basis, the Company reviews its short-term investments to determine if there have been any events that could create an impairment.  None were noted for the three or nine months ended September 30, 2015 and 2014.

5.              Inventories

Inventories consisted of the following (in millions):

	September 30,	December 31,
	2015	2014
Raw materials	$177.9	$159.5
Work-in-process	143.1	169.5
Finished goods	119.6	109.9
Demonstration units	37.7	38.5
Inventories	$478.3	$477.4

Finished goods include in-transit systems that have been shipped to the Company’s customers, but not yet installed and accepted by the customer. As of September 30, 2015 and December 31, 2014, inventory-in-transit was $55.8 million and $58.6 million, respectively.

The Company reduces the carrying value of its demonstration inventories for differences between its cost and estimated net realizable value through a charge to cost of product revenue that is based on a number of factors, including the age of the unit, the physical condition of the unit and an assessment of technological obsolescence. Amounts recorded in Cost of Revenue related to the write-down of demonstration units to net realizable value were $5.1 million and $7.4 million for the three months ended September 30, 2015 and 2014, respectively, and $15.0 million and $22.6 million for the nine months ended September 30, 2015 and 2014, respectively.

6.              Goodwill and Other Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for the nine months ended September 30, 2015 (in millions):

Balance at December 31, 2014	$127.8
Current period adjustments	0.5
Impairment	(0.7)
Foreign currency effect	(2.5)
Balance at September 30, 2015	$125.1

In the third quarter of 2015, the Company commenced a restructuring initiative for the Molecular Imaging business of the BioSpin Preclinical Imaging division within the BSI segment. The initiative was developed as a result of management’s conclusion that the business would be unable to achieve acceptable financial performance as a result of a reduction in new order bookings. The Company determined that this initiative was an indicator requiring the evaluation of the goodwill and definite-lived intangible assets within that reporting unit for recoverability. The Company recorded an impairment charge of $0.7 million related to goodwill and $1.8 million related to definite-lived intangible assets in the three and nine months ended September 30, 2015. This impairment charge is included as a component of Other Charges, net in the condensed consolidated statement of income and comprehensive income (loss).

The following is a summary of intangible assets (in millions):

	September 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology and related patents	$148.5	$(90.5)	$58.0	$149.8	$(81.7)	$68.1
Customer relationships	11.6	(5.3)	6.3	13.4	(5.6)	7.8
Non compete contracts	1.8	(0.5)	1.3	1.8	(0.2)	1.6
Trade names	0.2	(0.2)	—	0.2	(0.2)	—
Intangible assets subject to amortization	162.1	(96.5)	65.6	165.2	(87.7)	77.5
In-process research and development	0.6	—	0.6	6.3	—	6.3
Intangible assets	$162.7	$(96.5)	$66.2	$171.5	$(87.7)	$83.8

For each of the three months ended September 30, 2015 and 2014, the Company recorded amortization expense of $5.1 million, related to intangible assets subject to amortization.  For the nine months ended September 30, 2015 and 2014, the Company recorded amortization expense of $15.5 million and $15.1 million, respectively, related to intangible assets subject to amortization.

7.              Debt

The Company’s debt obligations as of September 30, 2015 and December 31, 2014 consisted of the following (in millions):

	September 30,	December 31,
	2015	2014
US Dollar revolving loan under the Amended Credit Agreement	$129.5	$112.5
US Dollar notes under the Note Purchase Agreement	240.0	240.0
Capital lease obligations and other loans	1.9	2.5
Total debt	371.4	355.0
Current portion of long-term debt	(130.3)	(0.8)
Total long-term debt, less current portion	$241.1	$354.2

In May 2011, the Company entered into an amendment to, and restatement of, its credit agreement, referred to as the Amended Credit Agreement. The Amended Credit Agreement provided a maximum commitment on the Company’s revolving credit line of $250.0 million and a maturity date of May 2016.  The Amended Credit Agreement was repaid in full in October

2015.  Borrowings under the revolving credit line of the Amended Credit Agreement accrued interest, at the Company’s option, at either (a) the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) adjusted LIBOR plus 1.00% or (b) LIBOR, plus margins ranging from 0.80% to 1.65%. There was also a facility fee ranging from 0.20% to 0.35%.

Borrowings under the Amended Credit Agreement were secured by guarantees from certain material subsidiaries, as defined in the Amended Credit Agreement, and Bruker Energy & Supercon Technologies, Inc. The Amended Credit Agreement also required the Company to maintain certain financial ratios related to maximum leverage and minimum interest coverage. Specifically, the Company’s leverage ratio could not exceed 3.0 and the Company’s interest coverage ratio could not be less than 3.0. As of September 30, 2015, the Company was in compliance with the covenants of the Amended Credit Agreement. In addition to the financial ratios, the Amended Credit Agreement restricted, among other things, the Company’s ability to do the following: make certain payments; incur additional debt; incur certain liens; make certain investments, including derivative agreements; merge, consolidate, sell or transfer all or substantially all of its assets; and enter into certain transactions with affiliates. Failure to comply with any of these restrictions or covenants could have resulted in an event of default on the Amended Credit Agreement, which could have permitted acceleration of the debt and required the Company to prepay the debt before its scheduled due date.

Other revolving lines of credit are with various financial institutions located primarily in Germany and Switzerland. These revolving lines of credit are typically uncommitted, used for performance bonds or guarantees and due upon demand, with interest payable monthly or quarterly.

The following is a summary of the maximum commitments and the net amounts available to the Company under revolving loan and line of credit arrangements at September 30, 2015 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Lines of Credit	Total Amount Available
Amended Credit Agreement	1.5%	$250.0	$129.5	$2.7	$117.8
Other revolving lines of credit	—	212.8	—	132.2	80.6
Total revolving lines of credit		$462.8	$129.5	$134.9	$198.4

On October 27, 2015, the Company entered into a new revolving credit agreement, referred to as the 2015 Credit Agreement, and terminated the Amended Credit Agreement.  The 2015 Credit Agreement provides a maximum commitment on the Company’s revolving credit line of $500.0 million and a maturity date of October 2020.  Borrowings under the revolving credit line of the 2015 Credit Agreement accrue interest, at the Company’s option, at either (a) the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) adjusted LIBOR plus 1.00%, plus margins ranging from 0.00% to 0.30% or (b) LIBOR, plus margins ranging from 0.90% to 1.30%.  There is also a facility fee ranging from 0.10% to 0.20%.

Borrowings under the 2015 Credit Agreement are secured by guarantees from certain material subsidiaries, as defined in the 2015 Credit Agreement. The 2015 Credit Agreement also requires the Company to maintain certain financial ratios related to maximum leverage and minimum interest coverage. Specifically, the Company’s leverage ratio cannot exceed 3.5 and the Company’s interest coverage ratio cannot be less than 2.5.  In addition to the financial ratios, the 2015 Credit Agreement contains negative covenants, including among others, restrictions on liens, indebtedness of the Company and its subsidiaries, asset sales, dividends and transactions with affiliates.  Failure to comply with any of these restrictions or covenants may result in an event of default on the 2015 Credit Agreement, which could permit acceleration of the debt and require the Company to prepay the debt before its scheduled due date.

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

•                  $20.0 million 3.16% Series 2012A Senior Notes, Tranche A, due January 18, 2017;

•                  $15.0 million 3.74% Series 2012A Senior Notes, Tranche B, due January 18, 2019;

•                  $105.0 million 4.31% Series 2012A Senior Notes, Tranche C, due January 18, 2022; and

•                  $100.0 million 4.46% Series 2012A Senior Notes, Tranche D, due January 18, 2024.

Under the terms of the Note Purchase Agreement, the Company may issue and sell additional senior notes up to an aggregate principal amount of $600 million, subject to certain conditions. Interest on the Senior Notes is payable semi-annually on January 18 and July 18 of each year. The Senior Notes are unsecured obligations of the Company and are fully and unconditionally guaranteed by certain of the Company’s direct and indirect subsidiaries. The Senior Notes rank pari passu in right of repayment with the Company’s other senior unsecured indebtedness. The Company may prepay some or all of the Senior Notes at any time in an amount not less than 10% of the original aggregate principal amount of the Senior Notes to be prepaid, at a price equal to the sum of (a) 100% of the principal amount thereof, plus accrued and unpaid interest, and (b) the applicable make-whole amount, upon not less than 30 and no more than 60 days written notice to the holders of the Senior Notes. In the event of a change in control of the Company, as defined in the Note Purchase Agreement, the Company may be required to prepay the Senior Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest.

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

As of September 30, 2015, the Company was in compliance with the covenants of the Note Purchase Agreement.

8.              Derivative Instruments and Hedging Activities

Interest Rate Risks

The Company’s exposure to interest rate risk relates primarily to outstanding variable rate debt and adverse movements in the related short-term market rates. The most significant component of the Company’s interest rate risk relates to amounts outstanding under the Amended Credit Agreement, which totaled $129.5 million at September 30, 2015. The Company currently has a higher level of fixed rate debt than variable rate debt, which limits the exposure to adverse movements in interest rates.

Foreign Exchange Rate Risk Management

The Company generates a substantial portion of its revenues and expenses in international markets, principally Germany and other countries in the European Union, Switzerland and Japan, which subjects its operations to the exposure of exchange rate fluctuations. The impact of currency exchange rate movement can be positive or negative in any period. The Company periodically enters into foreign exchange contracts in order to minimize the volatility that fluctuations in foreign currency have on its monetary transactions. Under these arrangements, the Company typically agrees to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates with maturities of less than twelve months. These transactions do not qualify for hedge accounting and, accordingly, the instrument is recorded at fair value with the corresponding gains and losses recorded in the condensed consolidated statements of income and comprehensive income (loss). The Company had the following notional amounts outstanding under foreign exchange contracts at September 30, 2015 and December 31, 2014 (in millions):

Buy	Notional Amount in Buy Currency	Sell	Maturity	Notional Amount in U.S. Dollars	Fair Value of Assets	Fair Value of Liabilities
September 30, 2015:
Euro	56.4	U.S. Dollars	October 2015	$61.7	$1.3	$—

U.S. Dollars	0.1	Euro	December 2015	0.1	—	—

Swiss Francs	36.7	U.S. Dollars	October 2015	38.3	—	0.6
				$100.1	$1.3	$0.6

December 31, 2014:
Euro	43.3	U.S. Dollars	January 2015 to September 2015	$55.4	$—	$2.9

U.S. Dollars	0.3	Euro	February 2015 to December 2015	0.3	—	—

Euro	0.1	British Pounds	January 2015 to June 2015	0.1	—	—

Yen	5.7	Euro	March 2015	0.1	—	—

Swiss Francs	41.4	U.S. Dollars	January 2015	43.9	—	2.2
				$99.8	$—	$5.1

In addition, the Company periodically enters into purchase and sales contracts denominated in currencies other than the functional currency of the parties to the transaction. The Company accounts for these transactions by separately valuing the “embedded derivative” component of these contracts. Contracts denominated in currencies other than the functional currency of the transacting parties amounted to $36.4 million for the delivery of products and $3.1 million for the purchase of products at September 30, 2015 and $41.1 million for the delivery of products and $8.7 million for the purchase of products at December 31, 2014. The changes in the fair value of these embedded derivatives are recorded as foreign currency exchange gains/losses within Interest and Other Income (Expense), net in the condensed consolidated statements of income and comprehensive income (loss).

Commodity Price Risk Management

The Company has an arrangement with a customer under which it has a firm commitment to deliver copper based superconductors at a fixed price. In order to minimize the volatility that fluctuations in the price of copper have on the Company’s sales of these superconductors, the Company enters into commodity hedge contracts. At September 30, 2015 and December 31, 2014, the Company had fixed price commodity contracts with notional amounts aggregating $2.5 million and $2.7 million, respectively. The changes in the fair value of these commodity contracts are recorded within Interest and Other Income (Expense), net in the condensed consolidated statements of income and comprehensive income (loss).

The fair value of the derivative instruments described above is recorded in the consolidated balance sheets for the periods as follows (in millions):

		September 30,	December 31,
	Balance Sheet Location	2015	2014
Derivative assets:
Foreign exchange contracts	Other current assets	$1.3	$—
Embedded derivatives in purchase and delivery contracts	Other current assets	0.4	0.6

Derivative liabilities:
Foreign exchange contracts	Other current liabilities	$0.6	$5.1
Embedded derivatives in purchase and delivery contracts	Other current liabilities	0.4	0.4
Fixed price commodity contracts	Other current liabilities	0.4	0.2

The impact on net income of unrealized gains and losses resulting from changes in the fair value of derivative instruments not designated as hedging instruments are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Foreign exchange contracts	$(2.2)	$(6.3)	$5.8	$(9.5)
Embedded derivatives in purchase and delivery contracts	(0.4)	0.2	(0.2)	0.2
Fixed price commodity contracts	(0.1)	(0.2)	(0.2)	(0.2)
Income (expense), net	$(2.7)	$(6.3)	$5.4	$(9.5)

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

The income tax provision for the three months ended September 30, 2015 and 2014 was $10.7 million and $2.7 million, respectively, representing effective tax rates of 45.3% and 30.0%, respectively.  The increase in our effective tax rate for the three months ended September 30, 2015, when compared to the same period in 2014, was primarily caused by changes in the expected mix of earnings among tax jurisdictions, including an expected decrease in U.S. income as a result of the continued weakness in the industrial markets, which is taxed at a lower effective tax rate because of a valuation allowance.  This was partly offset by the release of a valuation allowance on net operating loss carryforwards.  The income tax provision for the nine months ended September 30, 2015 and 2014 was $17.8 million and $24.7 million, respectively, representing effective tax rates of 29.3% and 42.7%, respectively. The decrease in our effective tax rate for the nine months ended September 30, 2015, when compared to the same period in 2014, was caused primarily by the release of a valuation allowance on net operating loss carryforwards, offset by changes in the expected mix of earnings among tax jurisdictions, including a decrease in expected U.S. earnings noted above. Utilization of the loss carryforwards resulted from the move of certain production from the United States to Switzerland and Germany. The Company’s effective tax rate may change over time as the amount or mix of income and taxes changes among the jurisdictions in which the Company is subject to tax.

As of September 30, 2015 and December 31, 2014, the Company has unrecognized tax benefits, excluding penalties and interest, of approximately $28.6 million and $27.0 million, respectively, of which $14.8 million and $12.8 million, if recognized, would result in a reduction of the Company’s effective tax rate. The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes. As of September 30, 2015 and December 31, 2014, approximately $4.9 million and $3.6 million, respectively, of accrued interest and penalties related to uncertain tax positions was included in other long-term liabilities on the unaudited condensed consolidated balance sheets.  No penalties and interest related to unrecognized tax benefits were recorded in the provision for income taxes during the three months ended September 30, 2015.  Penalties and interest related to unrecognized tax benefits of $1.1 million were recorded in the provision for income taxes during the nine months ended September 30, 2015.  Penalties and interest related to unrecognized tax benefits of $0.2 million were recorded in the provision for income taxes during the three and nine months ended September 30, 2014.

The Company files tax returns in the United States, which include federal, state and local jurisdictions, and many foreign jurisdictions with varying statutes of limitations. The Company considers Germany, the United States and Switzerland to be its significant tax jurisdictions.  The tax years 2009 to 2014 are open tax years in Germany and Switzerland. During the nine months ended September 30, 2014, the Company settled a tax audit in the United States for the tax year 2010.  The amount of the settlement was immaterial to the condensed consolidated financial statements.  Tax years 2011 to 2014 remain open for examination in the United States.

Subsequent to September 30, 2015, we approved and implemented a repatriation of $235.3 million of foreign earnings to the United States due to adverse interest rate conditions in Europe that were unfavorably impacting cash balances.  The Company used $129.5 million of the repatriated funds to repay the outstanding balance on the revolving credit line under the Amended Credit Agreement.  No incremental U.S. income tax is expected to be incurred as the majority of the repatriation was comprised of previously taxed income and the Company has sufficient net operating losses and foreign tax credits to offset any remaining tax liability.  The Company regularly evaluates the need for a valuation allowance on its deferred tax assets in accordance with the Accounting Standards Codification (ASC) Topic 740-10-30-17.  Given the repatriation’s impact on U.S. pretax book income for 2015, the Company will consider this new evidence, together with all available evidence, in evaluating its existing valuation allowances on its U.S. deferred tax assets in the fourth quarter of 2015.

The Company has previously asserted that its foreign earnings are indefinitely reinvested and this repatriation does not change this ongoing assertion due to the Company’s ability in this instance to remit these earnings on a tax free basis in a manner that is solely within its control and presently available to the Company.  The Company regularly evaluates its assertion that its foreign earnings are indefinitely reinvested.  If the cash, cash equivalents and short-term investments held by the Company’s foreign subsidiaries are needed to fund operations in the U.S., or the Company otherwise elects to repatriate the unremitted earnings of its foreign subsidiaries in the form of dividends or otherwise, or if the shares of the subsidiaries were sold or transferred, the Company would likely be subject to additional U.S. income taxes, net of the impact of any available tax credits, which could result in a higher effective tax rate in the future.

10.       Commitments and Contingencies

Legal

Lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. The Company believes the outcome of these proceedings, individually and in the aggregate, will not have a material impact on the Company’s financial position or results of operations. As of September 30, 2015 and December 31, 2014, accruals recorded for such potential contingencies were immaterial to the condensed consolidated financial statements.

Letters of Credit and Guarantees

At September 30, 2015 and December 31, 2014, the Company had bank guarantees of $134.9 million and $150.3 million, respectively, for customer advances. These arrangements guarantee the refund of advance payments received from customers in the event that the merchandise is not delivered or warranty obligations are not fulfilled in compliance with the terms of the contract. These guarantees affect the availability of the Company’s lines of credit.

11.       Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) refers to revenues, expenses, gains and losses that under U.S. GAAP are included in other comprehensive income (loss), but excluded from net income as these amounts are recorded directly as an adjustment to shareholders’ equity, net of tax. The Company’s other comprehensive income (loss) is composed primarily of foreign currency translation adjustments and changes in the funded status of defined benefit pension plans. The following is a summary of comprehensive income (loss) (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Consolidated net income	$12.9	$6.3	$42.9	$33.1
Foreign currency translation adjustments	(10.2)	(84.1)	(47.3)	(84.7)
Pension liability adjustments	2.3	1.1	11.1	1.0
Other	—	—	—	0.3
Net comprehensive income (loss)	5.0	(76.7)	6.7	(50.3)
Less: Comprehensive income attributable to noncontrolling interests	1.2	0.8	2.4	2.5
Comprehensive income (loss) attributable to
Bruker Corporation	$3.8	$(77.5)	$4.3	$(52.8)

The following is a summary of the components of accumulated other comprehensive income (loss), net of tax, at September 30, 2015 (in millions):

	Foreign Currency Translation	Pension Liability Adjustment	Accumulated Other Comprehensive Income
Balance at December 31, 2014	$66.0	$(37.8)	$28.2
Other comprehensive loss before reclassifications	(47.0)	(0.1)	(47.1)
Realized loss on reclassification, net of tax of $2.4 million	—	11.2	11.2
Net current period other comprehensive income (loss)	(47.0)	11.1	(35.9)
Balance at September 30, 2015	$19.0	$(26.7)	$(7.7)

12.       Noncontrolling Interests

Noncontrolling interests represent the minority shareholders’ proportionate share of the Company’s majority owned subsidiaries. The following table sets forth the changes in noncontrolling interests (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance at beginning of period	$6.6	$5.1	$5.8	$4.1
Net income	1.1	0.8	2.7	2.5
Foreign currency translation adjustments	—	—	(0.3)	(1.1)
Other	—	(0.3)	(0.5)	0.1
Balance at end of period	$7.7	$5.6	$7.7	$5.6

13.         Other Charges, Net

The components of Other Charges, net were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Information technology transformation costs	$2.6	$1.1	$6.2	$2.4
Restructuring charges	3.0	2.8	5.3	7.0
Pension settlement charge	—	—	10.2	—
Professional fees incurred in connection with internal investigation	0.4	0.3	0.4	3.1
Acquisition-related charges (benefits)	0.4	1.2	(2.5)	2.1
Long-lived asset impairments	2.5	6.9	4.3	6.9
Other charges, net	$8.9	$12.3	$23.9	$21.5

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

The Company recorded total restructuring charges during the three and nine months ended September 30, 2015 of $12.7 million and $21.2 million, respectively, related to these initiatives.  For the three months ended September 30, 2015, restructuring charges of $12.0 million related to the BSI segment and restructuring charges of $0.7 million related to the BEST segment.  These charges consisted of $3.4 million of inventory provisions for excess inventory, $6.2 million of severance costs and $3.1 million of exit related costs, such as professional service and facility exit charges.  For the nine months ended September 30, 2015, restructuring charges of $20.5 million related to the BSI segment and restructuring charges of $0.7 million related to the BEST segment.  These charges consisted of $5.4 million of inventory provisions for excess inventory, $10.3 million of severance costs and $5.5 million of exit related costs. During the three and nine months ended September 30, 2015, the Company has recorded restructuring charges of $9.7 million and $15.9 million, respectively, as a component of Cost of Revenue and $3.0 million and $5.3 million, respectively, as a component of Other Charges, net in the accompanying condensed consolidated statements of income and comprehensive income (loss).

The Company recorded restructuring charges during the three and nine months ended September 30, 2014 of $16.2 million and $29.3 million, respectively, related to these initiatives, all within BSI. For the three months ended September 30, 2014, the charges consisted of $4.1 million of severance costs, $2.0 million of exit related costs and $10.1 million of inventory provisions for excess inventory. For the nine months ended September 30, 2014, the charges consisted of $11.3 million of severance costs, $5.9 million of exit related costs and $12.1 million of inventory provisions for excess inventory. During the three and nine months ended September 30, 2014, the Company has recorded restructuring charges of $13.4 million and $22.3 million, respectively, as a component of Cost of Revenue and $2.8 million and $7.0 million, respectively, as a component of Other Charges, net in the condensed consolidated statements of income and comprehensive income (loss).

Included in the total restructuring charges for the nine months ended September 30, 2015 are expenses specifically related to a plan approved by the Company’s Board of Directors in the third quarter of 2014 (the “ 2014 Plan”) to divest certain assets and implement a restructuring program in the former Chemical and Applied Markets (CAM) division within the Bruker CALID Group.  Restructuring expenses recorded during the nine months ended September 30, 2015 related to the 2014 Plan consisted of $0.8 million of severance and exit costs and $0.5 million of inventory write-downs, of which $0.7 million were recorded as a component of Cost of Revenue and $0.6 million as a component of Other Charges, net in the accompanying condensed consolidated statements of income and comprehensive income (loss).  From inception of the 2014 Plan in the third quarter of 2014, cumulative restructuring expenses recorded have been $18.8 million, consisting of $10.3 million of inventory write-downs and $8.5 million of severance and exit costs.  Expenses expected to be incurred under the 2014 Plan have been substantially completed during the nine months ended September 30, 2015.

The Company commenced a restructuring initiative in the first nine months of 2015 within the Magnetic Resonance division of the Bruker BioSpin Group, which was developed as a result of a revenue decline that occurred during the second half of 2014 and continued during the first half of 2015.  This initiative is intended to improve Bruker BioSpin Group’s operating results.  Restructuring actions are expected to result in a reduction of employee headcount within the Bruker BioSpin Group of approximately 9%. Included in the total restructuring charges discussed above are restructuring expenses related to this initiative recorded during the first nine months of 2015 in the amount of $10.2 million, with the majority recorded in the second and third quarters, consisting of $2.1 million for inventory write-downs and $8.1 million of severance and exit costs, of which $9.0 was recorded as a component of Cost of Revenue and $1.2 million as a component of Other Charges, net in the accompanying condensed consolidated statements of income and comprehensive income (loss). The restructuring also includes the closure and consolidation of certain Bruker BioSpin manufacturing facilities.  The Company determined the restructuring was an indicator requiring the evaluation of property, plant and equipment for recoverability.  The Company performed an evaluation during the nine months ended September 30, 2015 and determined that certain property, plant and equipment were impaired and recorded an impairment charge of $1.8 million to reduce those assets to fair value. This impairment charge is included as a component of Other Charges, net in the accompanying condensed consolidated statements of income and comprehensive income (loss).  Total restructuring and other one-time charges related to this initiative, incurred in 2015 and continuing into 2016, are expected to be between $16 and $20 million, of which $12 to $15 million relate to employee separation and facility exit costs, and $4 to $5 million relate to estimated inventory write-downs and asset impairments.

The following table sets forth the changes in restructuring reserves for the nine months ended September 30, 2015 (in millions):

	Total	Severance	Exit Costs	Provisions for Excess Inventory
Balance at December 31, 2014	$16.1	$7.1	$1.3	$7.7
Restructuring charges	21.2	10.3	5.5	5.4
Cash payments	(14.7)	(9.6)	(4.1)	(1.0)
Other, non-cash adjustments and foreign currency effect	(2.4)	(0.5)	—	(1.9)
Balance at September 30, 2015	$20.2	7.3	$2.7	$10.2

During the nine months ended September 30, 2015, the Company outsourced its pension plan in Switzerland to an outside insurance provider and made certain plan design changes. In conjunction with the outsourcing of the plan, the Company recorded a one-time, non-cash settlement charge of $10.2 million as the plan assets and pension obligations for the retirees and other certain members of the population were transferred to the outside insurance provider.  The settlement charge was recorded as a component of Other Charges, net in the accompanying condensed consolidated statements of income and comprehensive income (loss).

14.  Interest and Other Income (Expense), Net

The components of Interest and Other Income (Expense), net, were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest expense, net	$(3.0)	$(3.2)	$(9.2)	$(9.3)
Exchange (losses) gains on foreign currency transactions	(2.1)	0.5	(5.4)	(1.1)
Gain (loss) on disposal of product line	—	8.7	(0.2)	9.0
Other	0.5	(1.9)	0.5	(1.7)
Interest and other income (expense), net	$(4.6)	$4.1	$(14.3)	$(3.1)

15.       Business Segment Information

The Company has two reporting segments, BSI and BEST, as discussed in Note 1 to the condensed consolidated financial statements.

Revenue and operating income by reporting segment are presented below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
BSI	$366.6	$383.4	$1,060.3	$1,198.8
BEST	32.9	40.0	91.2	116.2
Eliminations (a)	(3.4)	(3.6)	(5.9)	(14.1)
Total revenue	$396.1	$419.8	$1,145.6	$1,300.9

Operating Income
BSI	$25.8	$0.8	$68.2	$48.5
BEST	2.5	3.9	6.1	11.1
Corporate, eliminations and other (b)	(0.1)	0.2	0.7	1.3
Total operating income	$28.2	$4.9	$75.0	$60.9

(a)	Represents product and service revenue between reportable segments.
(b)	Represents corporate costs and eliminations not allocated to the reportable segments.

Total assets by reporting segment are as follows (in millions):

	September 30,	December 31,
	2015	2014
Assets:
BSI	$1,821.2	$1,827.7
BEST	85.2	101.2
Eliminations and other (a)	(63.5)	(64.1)
Total assets	$1,842.9	$1,864.8

(a) Assets not allocated to the reportable segments and eliminations of intercompany transactions.

16.       Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-11, Simplifying the Measurement of Inventory. The new guidance eliminates the measurement of inventory at market value, and inventory will now be measured at the lower of cost and net realizable value. The ASU defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. No other changes were made to the current guidance on inventory measurement. ASU No. 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. The Company is evaluating the provisions of this statement, including which period to adopt, and has not determined what impact the adoption of ASU No. 2015-11 will have on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs.  The new guidance changes the presentation of debt issuance costs in the balance sheet to a reduction of the related debt liability instead of classifying as an asset. The income statement presentation of debt issuance costs is unchanged. ASU No. 2015-03 is effective for annual periods after December 15, 2015, and interim periods within those years.  Early application is permitted and the guidance is to be applied retrospectively to all prior periods presented. In August 2015, the FASB issued ASU No.  2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, excluding debt issuance costs related to line-of-credit arrangements from the scope of ASU No. 2015-03.  The Company does not expect the adoption of ASU No. 2015-03 to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements under ASC Topic 605. The new guidance was the result of a joint project between the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop common revenue standards for GAAP and International Financial Reporting Standards. The core principle of the new guidance is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 is effective prospectively for annual periods beginning after December 15, 2016, and interim periods within those years. Early application is not permitted. In August 2015, the FASB elected to defer the effective date of ASU No. 2014-09 by one year to annual periods beginning after December 15, 2017, with early application permitted as of the previous effective date. The Company is currently assessing the impact the new guidance may have on its consolidated financial statements upon adoption.

17.       Subsequent Events

Subsequent to September 30, 2015, the Company approved and implemented a repatriation of $235.3 million of foreign earnings to the United States due to adverse interest rate conditions in Europe that were unfavorably impacting cash balances.  Please see Note 9 of the condensed consolidated financial statements for additional information on the cash repatriation.

On October 27, 2015, the Company entered into a new revolving credit agreement, referred to as the 2015 Credit Agreement, and terminated the Amended Credit Agreement.  The 2015 Credit Agreement provides a maximum commitment on the Company’s revolving credit line of $500.0 million and a maturity date of October 2020.  Please see Note 7 of the condensed consolidated financial statements for additional information on the 2015 Credit Agreement.

On October 29, 2015, the Company acquired the shares of Jordan Valley Semiconductors, LTD. The acquired company provides X-ray metrology and defect-detection equipment for semiconductor process control and is expected to add approximately $25 to $30 million to the Company’s 2016 revenues.

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

Although our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP), we believe describing income and expenses, excluding the effect of foreign currency and our recent acquisitions and divestitures, as well as certain Other Charges, net, provides meaningful supplemental information regarding our performance. We believe that this supplemental information is useful in assessing our operating performance and trends as the excluded items are not indicative of our core business operating results. These non-GAAP financial measures, as well as free cash flow, are not in accordance with, nor are they a substitute for, the comparable GAAP financial measures and are intended to supplement our financial results that are prepared in accordance with GAAP. We also use these non-GAAP financial measures for financial and operational decision making, including as part of our compensation to employees, and as a means to help evaluate period-to-period comparisons.

OVERVIEW

We are organized into four operating segments: the Bruker BioSpin Group, the Bruker CALID Group, the Bruker Nano Group, and the Bruker Energy & Supercon Technologies (BEST) division.

For financial reporting purposes, we aggregate the Bruker BioSpin, Bruker CALID and Bruker Nano operating segments into the Bruker Scientific Instruments (BSI) reporting segment, which represented approximately 93% of the Company’s revenues during the nine months ended September 30, 2015. This aggregation reflects these operating segments’ similar economic characteristics, production processes, customer services provided, types and classes of customers, methods of distribution and regulatory environments. Our BEST division is our other reporting segment and represents the remainder of our revenues.

For the three months ended September 30, 2015, our revenue decreased by $23.7 million, or 5.6%, to $396.1 million, compared to $419.8 million for the comparable period in 2014. The impact of changes in foreign currency and recent divestitures in our former Chemical and Applied Markets (CAM) division caused a decline of $56.9 million, or 13.7%, resulting in an 8.1% increase in revenue excluding these items.  Revenue, excluding these items, increased in the Magnetic Resonance (MRS), Daltonics, Detection and AXS divisions. The increase was primarily attributable to improved government funding for MRS and Daltonics, shipment and acceptance of new explosive trace detection products used in airport security for Detection and higher demand for our X-ray diffraction product for AXS.  Continued weaker demand from most of our industrial market segments, including the semiconductor and data storage segments, partially offset these increases.  For the nine months ended September 30, 2015, our revenue decreased by $155.3 million, or 11.9%, to $1,145.6 million, compared to $1,300.9 million for the comparable period in 2014. The impact of changes in foreign currency and recent divestitures in our former CAM division, net of the effect of a recent acquisition, caused a decline of $179.2 million, or 13.8%, resulting in a 1.9% increase in revenue excluding these items.  The increase in revenue excluding those items in the nine month period was driven by the same factors as in the three month period ended September 30, 2015; although revenue was lower in the Bruker BioSpin Group in the first six months of the year.

Our gross profit margin increased to 42.3% from 39.9% during the three months ended September 30, 2015 and 2014, respectively. The increase in gross margin percentage was caused by increased volume, a favorable mix of products sold this quarter, and the positive impact of recent operational improvement initiatives, including outsourcing of various manufacturing activities and recent divestiture and restructuring actions. Selling, general and administrative expenses and research and development costs during the three months ended September 30, 2015 decreased by approximately $19.7 million compared to the prior year, resulting from the favorable impact of changes in foreign currency and recent divestiture and restructuring actions.  Our gross profit margin increased to 43.4% from 42.1% during the nine months ended September 30, 2015 and 2014, respectively. The increase in gross margin percentage was caused by increased volume and the positive impact of recent operational improvement initiatives, including outsourcing of various manufacturing activities and recent divestiture and restructuring actions. Selling, general and administrative expenses and research and development costs during the nine months ended September 30, 2015 decreased by approximately $66.9 million.   The drivers of the decrease in the nine month period are the same as in the three month period ended September 30, 2015.

Earnings per share increased $0.04 to $0.07 per diluted share in the three months ended September 30, 2015 when compared to the same period in 2014.  The increase is attributable to operating profit improvements noted above, partially offset by a higher effective tax rate.  In the nine months ended September 30, 2015, earnings per share increased $0.06 per diluted share when compared to the same period in 2014.  The increase is attributable to the operating profit improvements noted above and a favorable effective tax rate.

In the nine months ended September 30, 2015, we generated $56.8 million in free cash flow.  We calculate free cash flow as net cash provided by operating activities of $79.6 million less purchases of property, plant and equipment of $22.8 million.  Our free cash flow was driven by the higher operating results, reduction in working capital as we progress with our operational improvement initiatives and tax refunds resulting from the closure of tax audits.

As previously disclosed, we have taken additional restructuring measures as a result of the revenue decline that occurred during the second half of 2014 and continued during the first half of 2015 within the MRS division of the Bruker BioSpin Group.  This includes a restructuring initiative that commenced during 2015 that is expected to reduce employee headcount by approximately 9% within our Bruker BioSpin Group once completed.  Total restructuring and other one-time charges, incurred in 2015 and continuing into 2016, are expected to be between $16 and $20 million, of which $12 to $15 million relate to employee separation and facility exit costs, and $4 to $5 million relate to estimated inventory write-downs and asset impairments.  We expect to generate approximately $10 million in annualized savings when this restructuring initiative is complete by the end of the first quarter in 2016.

During the nine months ended September 30, 2015, we outsourced our pension plan in Switzerland to an outside insurance provider, made certain plan design changes and remeasured the liability.  As a result, non-cash pension expenses in 2015 will increase by approximately $16.0 million, which includes a one-time, non-cash settlement charge of $10.2 million recorded in the first quarter of 2015 as the plan assets and pension obligations for the retirees and other certain members of the population were transferred to an outside insurance provider. The settlement charge was recorded as a component of Other Charges, net in our condensed consolidated statements of income and comprehensive income (loss).

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

CRITICAL ACCOUNTING POLICIES

This discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. We base our estimates and judgments on our historical experience, current market and economic conditions, industry trends, and other assumptions that we believe are reasonable and form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

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

For a further discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2014.  There were no significant changes to our critical accounting policies for the three or nine months ended September 30, 2015.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2015 compared to the Three Months Ended September 30, 2014

Consolidated Results

The following table presents our results for the three months ended September 30, 2015 and 2014 (dollars in millions, except per share data):

	Three Months Ended September 30,
	2015	2014
Product revenue	$334.6	$362.2
Service revenue	58.8	56.0
Other revenue	2.7	1.6
Total revenue	396.1	419.8

Cost of product revenue	193.1	214.6
Cost of service revenue	34.8	37.9
Cost of other revenue	0.7	—
Total cost of revenue	228.6	252.5
Gross profit	167.5	167.3

Operating expenses:
Selling, general and administrative	96.1	108.0
Research and development	34.3	42.1
Other charges	8.9	12.3
Total operating expenses	139.3	162.4
Operating income	28.2	4.9

Interest and other income (expense), net	(4.6)	4.1
Income before income taxes and noncontrolling interest in consolidated subsidiaries	23.6	9.0
Income tax provision	10.7	2.7
Consolidated net income	12.9	6.3
Net income attributable to noncontrolling interest in consolidated subsidiaries	1.1	0.8
Net income attributable to Bruker Corporation	$11.8	$5.5

Net income per common share attributable to
Bruker Corporation shareholders:
Basic and diluted	$0.07	$0.03

Weighted average common shares outstanding:
Basic	167.8	168.0
Diluted	168.7	169.6

Revenue

For the three months ended September 30, 2015, our revenue decreased by $23.7 million, or 5.6%, to $396.1 million, compared to $419.8 million for the comparable period in 2014. Included in revenue was a decrease of approximately $45.8 million from the impact of foreign currency caused by the strengthening of the U.S. Dollar primarily versus the Euro, as well as versus the Japanese Yen and other currencies, and a decrease of approximately $11.1 million attributable to recent divestitures within the former CAM division. Excluding the effects of foreign currency and our recent divestitures, revenue increased by $33.2 million, or 8.1%.

BSI segment revenue decreased by $16.8 million, or 4.4%, to $366.6 million for the three months ended September 30, 2015, compared to $383.4 million for the three months ended September 30, 2014. BEST segment revenue decreased by $7.1 million, or 17.8%, to $32.9 million for the three months ended September 30, 2015, compared to $40.0 million for the three months ended September 30, 2014.

Please see the Segment Results section later in this discussion for additional information regarding our revenue.

Gross Profit

Gross profit for the three months ended September 30, 2015 was $167.5 million, or 42.3% of revenue, compared to $167.3 million, or 39.9% of revenue, for the three months ended September 30, 2014. Included in gross profit were various charges for amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring costs totaling $15.2 million and $18.2 million for the three months ended September 30, 2015 and 2014, respectively. Excluding these charges, our gross profit margin for the three months ended September 30, 2015 and 2014 was 46.1% and 44.2%, respectively. The higher gross profit margin is primarily attributable to the higher business volume in the period, the favorable mix of products sold this quarter, including certain high margin systems sold within our Bruker BioSpin Group, and the positive impact of operational improvements and recent divestiture and restructuring actions.

Selling, General and Administrative

Our selling, general and administrative expenses for the three months ended September 30, 2015 decreased to $96.1 million, or 24.3% of total revenue, from $108.0 million, or 25.7% of total revenue, for the comparable period in 2014. The decrease in selling, general and administrative expenses was attributable to the favorable impact of changes in foreign currency and recent divestiture and restructuring actions.

Research and Development

Our research and development expenses for the three months ended September 30, 2015 decreased to $34.3 million, or 8.7% of total revenue, from $42.1 million, or 10.0% of total revenue, for the comparable period in 2014. The decrease in research and development expenses was primarily attributable to the favorable impact of changes in foreign currency and the timing of projects within our Bruker BioSpin and Bruker Nano Groups.

Other Charges, Net

Other Charges, net of $8.9 million recorded for the three months ended September 30, 2015 were related primarily to the BSI segment and consisted predominately of $3.0 million of restructuring costs, including $2.3 million within the BSI segment and $0.7 million within the BEST segment, related to closing facilities and implementing outsourcing and other restructuring initiatives, $2.5 million of long-lived asset impairments within the Preclinical Imaging division, and $2.6 million of costs associated with our global information technology (IT) transformation initiative. The IT transformation initiative is a multi-year project aimed at updating and integrating our global ERP and HR information systems.

Other Charges, net of $12.3 million, recorded for the three months ended September 30, 2014 related entirely to the BSI segment.  The charges consisted of $0.3 million of legal and other professional service fees associated with our internal investigation and review of our operations in China which was completed in 2014, $1.2 million of acquisition-related costs, $2.8 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives, $6.9 million of long-lived asset impairment costs within the former CAM division and $1.1 million of costs associated with our global IT transformation initiative.

Operating Income

Operating income for the three months ended September 30, 2015 was $28.2 million, resulting in an operating margin of 7.1%, compared to operating income of $4.9 million, resulting in an operating margin of 1.2%, for the three months ended September 30, 2014. The increase in operating margin was caused by lower operating expenses as a percentage of revenue, and by the increase in gross profit margin during the three months ended September 30, 2015 discussed above.

The Company commenced a restructuring initiative in the first nine months of 2015 within the MRS division of the Bruker BioSpin Group, which was developed as a result of a revenue decline that occurred during the second half of 2014 and continued during the first half of 2015 and is intended to improve Bruker BioSpin Group’s operating results.  Restructuring actions are expected to result in a reduction of employee headcount by approximately 9% and includes the closure and consolidation of certain Bruker BioSpin manufacturing facilities. Income from operations included restructuring costs and asset impairments of $5.8 million for the three months ended September 30, 2015.  Total restructuring and other one-time charges related to this initiative, incurred in 2015 and continuing into 2016, are expected to be between $16 and $20 million, of which $12 to $15 million relate to employee separation and facility exit costs, and $4 to $5 million relate to estimated inventory write-

downs and asset impairments. We expect to generate approximately $10 million in annualized savings when this restructuring initiative is complete by the end of the first quarter in 2016.

Interest and Other Income (Expense), Net

Interest and Other Income (Expense), net during the three months ended September 30, 2015 was expense of $4.6 million compared to income of $4.1 million for the comparable period of 2014.

During the three months ended September 30, 2015, the major components within Interest and Other Income (Expense), net were net interest expense of $3.0 million and realized and unrealized losses on foreign currency denominated transactions of $2.1 million. The realized and unrealized losses on foreign currency denominated transactions during the three months ended September 30, 2015 were primarily caused by the strengthening of the US dollar and the Euro versus the Swiss Franc and other currencies.  During the three months ended September 30, 2014, the major components within Interest and Other Income (Expense), net were a gain on the sale of a product line of $8.7 million in our former CAM division, partially offset by net interest expense of $3.2 million and a settlement accrual related to the review of our operations in China of $2.4 million.

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

The income tax provision for the three months ended September 30, 2015 was $10.7 million compared to $2.7 million for the three months ended September 30, 2014, representing effective tax rates of 45.3% and 30.0%, respectively.  The increase in our effective tax rate for the three months ended September 30, 2015, when compared to the same period in 2014, was primarily caused by changes in the expected mix of earnings among tax jurisdictions, including an expected decrease in U.S. income as a result of the continued weakness in the industrial markets, which are taxed at a lower effective tax rate because of a valuation allowance.  This was partly offset by the release of a valuation allowance on net operating loss carryforwards. Utilization of the loss carryforwards resulted from the move of certain production from the United States to Germany.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the three months ended September 30, 2015 and 2014 was $1.1 million and $0.8 million, respectively. The net income attributable to noncontrolling interests represented the minority shareholders’ proportionate share of the net income recorded by our majority-owned subsidiaries.

Net Income Attributable to Bruker Corporation

Our net income for the three months ended September 30, 2015 was $11.8 million, or $0.07 per diluted share, compared to $5.5 million, or $0.03 per diluted share, for the comparable period in 2014. The increase was caused by higher gross margins and reduced operating expenses and was partially offset by an increase in the effective tax rate.

Segment Results

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment (dollars in millions):

	Three Months Ended September 30,			Percentage
	2015	2014	Dollar Change	Change
BSI	$366.6	$383.4	$(16.8)	(4.4)%
BEST	32.9	40.0	(7.1)	(17.8)%
Eliminations (a)	(3.4)	(3.6)	0.2
	$396.1	$419.8	$(23.7)	(5.6)%

(a) Represents product and service revenue between reportable segments.

BSI Segment Revenues

BSI segment revenue decreased by $16.8 million, or 4.4%, to $366.6 million for the three months ended September 30, 2015, compared to $383.4 million for the three months ended September 30, 2014. Included in revenue was a decrease of approximately $40.3 million from the impact of foreign currency caused by the strengthening of the U.S. Dollar primarily versus the Euro, as well as versus the Japanese Yen and other currencies, and a decrease of approximately $11.1 million attributable to recent divestitures within the former CAM division. Excluding the effects of foreign currency and our recent divestitures, revenue increased by $34.6 million, or 9.3%, with revenue growth in Europe driving the majority of the increase.

The Bruker BioSpin Group revenues were consistent with the prior year as the unfavorable impact of changes in foreign currency during the three months ended September 30, 2015 was offset by higher revenue levels for the MRS division due to improved government funding.

The Bruker CALID Group revenues were relatively consistent with the prior year, caused by the unfavorable impact of changes in foreign currency during the three months ended September 30, 2015 and the impact of divestitures within the former CAM division during the third and fourth quarters of 2014. This was almost entirely offset by higher revenue levels for certain mass spectrometry products, including the FTMS, MALDI Biotyper and MALDI-TOF products, caused by improved governmental funding levels and an increase in sales within the Bruker Detection division resulting from the recognition of certain large orders as well as increased revenues from the new explosives trace detection products used in airport security during the third quarter of 2015.

The Bruker Nano Group experienced a decrease in revenue, mainly caused by the unfavorable impact of changes in foreign currency and continued weakness in the industrial market segments, including the semiconductor and data storage segments, during the three months ended September 30, 2015.  This was partially offset by higher revenue levels in our Bruker AXS division caused by increased demand for X-ray diffraction products and improved customer delivery execution.

System revenue and aftermarket revenue as a percentage of total BSI segment revenue were as follows (dollars in millions):

	Three Months Ended September 30,
	2015		2014
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System revenue	$271.6	74.1%	$293.3	76.5%
Aftermarket revenue	95.0	25.9%	90.1	23.5%
Total revenue	$366.6	100.0%	$383.4	100.0%

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

BEST Segment Revenues

BEST segment revenue decreased $7.1 million, or 17.8%, to $32.9 million for the three months ended September 30, 2015, compared to $40.0 million for the comparable period in 2014. The decrease in revenue was primarily caused by the impact of foreign currency as a result of the strengthening of the U.S. Dollar versus the Euro, which contributed $6.1 million to the decline.

System and wire revenue and aftermarket revenue as a percentage of total BEST segment revenue were as follows (dollars in millions):

	Three Months Ended September 30,
	2015		2014
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System and wire revenue	$31.8	96.7%	$39.1	97.8%
Aftermarket revenue	1.1	3.3%	0.9	2.2%
Total revenue	$32.9	100.0%	$40.0	100.0%

System and wire revenue in the BEST segment includes low temperature superconducting wire and superconducting devices, including magnets, linear accelerators and radio frequency cavities. Aftermarket revenues in the BEST segment consist primarily of license revenue and sales of CuponalTM, a bimetallic, non-superconducting material we sell to the power and transport industries.

Gross Profit and Operating Expenses

For the three months ended September 30, 2015, gross profit margin in the BSI segment increased to 44.0% from 41.2% for the comparable period in 2014. Higher gross profit margins resulted from increased volume and the mix of products sold, including certain high margin systems sold within our Bruker BioSpin Group in the three months ended September 30, 2015 compared to the three months ended September 30, 2014 and the positive impact of recent operational improvement initiatives, including outsourcing of various manufacturing activities and recent divestiture and restructuring actions.  BEST segment gross margin decreased to 19.1% from 22.5% for the comparable period in 2014 due to revenue declines resulting from the unfavorable impact of changes in foreign currency and the completion of certain higher margin orders in the prior year.

In the three months ended September 30, 2015, selling, general and administrative expenses and research and development expenses in the BSI segment decreased to $127.3 million, or 34.7% of segment revenue, from $144.9 million, or 37.8% of segment revenue. The decrease reflected the favorable impact of changes in foreign currency and recent divestiture and restructuring actions within the former CAM division. Selling, general and administrative expenses and research and development expenses in the BEST segment decreased to $3.1 million, or 9.4% of segment revenue, from $5.2 million, or 13.0% of segment revenue, for the comparable period in 2014. The decrease was primarily attributable to the reduction in operating expenses and the favorable impact of changes in foreign currency.

Operating Income

The following table presents operating income and operating margins by reportable segment (dollars in millions):

	Three Months Ended September 30,
	2015		2014
	Operating Income	Percentage of Segment Revenue	Operating Income	Percentage of Segment Revenue
BSI	$25.8	7.0%	$0.8	0.2%
BEST	2.5	7.6%	3.9	9.8%
Corporate, eliminations and other (a)	(0.1)		0.2
Total operating income	$28.2	7.1%	$4.9	1.2%

(a) Represents corporate costs and eliminations not allocated to the reportable segments.

BSI operating income for the three months ended September 30, 2015 was $25.8 million, resulting in an operating margin of 7.0%, compared to operating income of $0.8 million, resulting in an operating margin of 0.2%, for the comparable period in 2014. Operating income included $23.9 million and $30.9 million for the three months ended 2015 and 2014, respectively, of various charges for amortization of acquisition-related intangible assets and other acquisition-related costs, restructuring costs, costs associated with a global IT transformation initiative and legal and other professional service fees related to our internal investigation and review of our operations in China.  Excluding the charges noted above, operating margins were 13.6% and 8.3% for the three months ended September 30, 2015 and 2014, respectively. Operating margins, excluding these costs, increased due to the increase in gross margins and the decrease in operating expenses discussed above.

BEST operating income for the three months ended September 30, 2015 was $2.5 million, resulting in an operating margin of 7.6%, compared to $3.9 million, resulting in an operating margin of 9.8%, for the comparable period in 2014. The decrease in operating margin was a result of lower gross margin levels as noted above.

Nine Months Ended September 30, 2015 compared to the Nine Months Ended September 30, 2014

Consolidated Results

The following table presents our results for the nine months ended September 30, 2015 and 2014 (dollars in millions, except per share data):

	Nine Months Ended September 30,
	2015	2014
Product revenue	$968.8	$1,127.2
Service revenue	171.1	170.7
Other revenue	5.7	3.0
Total revenue	1,145.6	1,300.9

Cost of product revenue	545.8	638.9
Cost of service revenue	101.7	114.5
Cost of other revenue	1.0	—
Total cost of revenue	648.5	753.4
Gross profit	497.1	547.5

Operating expenses:
Selling, general and administrative	289.2	332.5
Research and development	109.0	132.6
Other charges	23.9	21.5
Total operating expenses	422.1	486.6
Operating income	75.0	60.9

Interest and other income (expense), net	(14.3)	(3.1)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	60.7	57.8
Income tax provision	17.8	24.7
Consolidated net income	42.9	33.1
Net income attributable to noncontrolling interest in consolidated subsidiaries	2.7	2.5
Net income attributable to Bruker Corporation	$40.2	$30.6

Net income per common share attributable to
Bruker Corporation shareholders:
Basic and diluted	$0.24	$0.18

Weighted average common shares outstanding:
Basic	168.2	167.5
Diluted	169.1	169.5

Revenue

For the nine months ended September 30, 2015, our revenue decreased by $155.3 million, or 11.9%, to $1,145.6 million, compared to $1,300.9 million for the comparable period in 2014. Included in revenue was a decrease of approximately $145.2 million from the impact of foreign currency caused by the strengthening of the U.S. Dollar primarily versus the Euro, as well as versus the Japanese Yen and other currencies, and a decrease of approximately $34.0 million attributable to recent divestitures within the former CAM division, net of an acquisition. Excluding the effects of foreign currency and our recent acquisition and divestitures, revenue increased by $23.9 million, or 1.9%.

BSI segment revenue decreased by $138.5 million, or 11.6%, to $1,060.3 million for the nine months ended September 30, 2015, compared to $1,198.8 million for the nine months ended September 30, 2014. BEST segment revenue decreased by $25.0 million, or 21.5%, to $91.2 million for the nine months ended September 30, 2015, compared to $116.2 million for the nine months ended September 30, 2014.

Please see the Segment Results section later in this discussion for additional information regarding our revenue.

Gross Profit

Gross profit for the nine months ended September 30, 2015 was $497.1 million, or 43.4% of revenue, compared to $547.5 million, or 42.1% of revenue, for the nine months ended September 30, 2014. Included in gross profit were various charges for amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring costs totaling $31.1 million and $37.0 million for the nine months ended September 30, 2015 and 2014, respectively. Excluding these charges, our gross profit margin for the nine months ended September 30, 2015 and 2014 was 46.1% and 44.9%, respectively. The higher gross profit margin is primarily attributable to the higher volume of business and the favorable impact of recent operational improvement initiatives, including outsourcing of various manufacturing activities, the recent divestitures within the former CAM division and restructuring actions.

Selling, General and Administrative

Our selling, general and administrative expenses for the nine months ended September 30, 2015 decreased to $289.2 million, or 25.2% of total revenue, from $332.5 million, or 25.6% of total revenue, for the comparable period in 2014. The decrease in selling, general and administrative expenses is primarily attributable to the favorable impact of changes in foreign currency and recent divestiture and restructuring actions.

Research and Development

Our research and development expenses for the nine months ended September 30, 2015 decreased to $109.0 million, or 9.5% of total revenue, from $132.6 million, or 10.2% of total revenue, for the comparable period in 2014. The decrease in research and development expenses was primarily attributable to the favorable impact of changes in foreign currency and the timing of projects within our Bruker BioSpin and Bruker Nano Groups.

Other Charges, Net

Other Charges, net of $23.9 million recorded for the nine months ended September 30, 2015 is almost entirely related to the BSI segment and predominately consisted of a $10.2 million one-time, non-cash settlement charge as the plan assets and pension obligations for the retirees and other certain members of the population within our pension plan in Switzerland were transferred to an outside insurance provider, ($2.5) million of acquisition-related charges (benefits) primarily caused by  the reversal of certain contingent consideration liabilities, $4.3 million of long-lived asset impairments within the MRS and Preclinical Imaging divisions, $5.3 million of restructuring costs, including $4.6 million within the BSI segment and $0.7 million within the BEST segment, related to closing facilities and implementing outsourcing and other restructuring initiatives, and $6.2 million of costs associated with our global IT transformation initiative.

Other Charges, net of $21.5 million, recorded for the nine months ended September 30, 2014 relate to the BSI segment.  The charges consisted of $3.1 million of legal and other professional service fees associated with our internal investigation and review of our operations in China which was completed in 2014, $2.1 million of acquisition-related costs, $7.0 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives, $6.9 million of long-lived asset impairment costs within the former CAM division and $2.4 million of costs associated with our global IT transformation initiative.

Operating Income

Operating income for the nine months ended September 30, 2015 was $75.0 million, resulting in an operating margin of 6.5%, compared to operating income of $60.9 million, resulting in an operating margin of 4.7%, for the nine months ended September 30, 2014. The increase in operating income was caused by the improvements in gross profit margins and reduction of operating expenses during the nine months ended September 30, 2015 as discussed above.

The Company commenced a restructuring initiative in the first nine months of 2015 within the MRS division of the Bruker BioSpin Group, which was developed as a result of a revenue decline that occurred during the second half of 2014 and continued during the first half of 2015 and is intended to improve Bruker BioSpin’s operating results.  Restructuring actions are expected to result in a reduction of employee headcount by approximately 9%. The restructuring also includes the closure and consolidation of certain Bruker BioSpin’s manufacturing facilities.  Income from operations included restructuring costs and asset impairments of $12.0 million for the nine months ended September 30, 2015.  Total restructuring and other one-time charges related to this initiative, incurred in 2015 and continuing into 2016, are expected to be between $16 and $20 million, of which $12 to $15 million relate to employee separation and facility exit costs, and $4 to $5 million relate to estimated inventory write-downs and asset impairments. We expect to generate approximately $10 million in annualized savings when this restructuring initiative is complete by the end of the first quarter of 2016.

Interest and Other Income (Expense), Net

Interest and Other Income (Expense), net during the nine months ended September 30, 2015 was an expense of ($14.3) million compared to an expense of ($3.1) million for the comparable period of 2014.

During the nine months ended September 30, 2015, the major components within Interest and Other Income (Expense), net were net interest expense of $9.2 million and realized and unrealized losses on foreign currency denominated transactions of $5.4 million.  The realized and unrealized losses on foreign currency denominated transactions during the nine months ended September 30, 2015 were primarily caused by the fluctuations of the US dollar, the Euro and the Swiss Franc.  During the nine months ended September 30, 2014, the major components within Interest and Other Income (Expense), net were net interest expense of $9.3 million and a settlement accrual related to the review of our operations in China of $2.4 million, partially offset by gains on the sale of product lines of $9.0 million caused by the divestiture of the ICP-MS product line.

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

The income tax provision for the nine months ended September 30, 2015 was $17.8 million compared to $24.7 million for the nine months ended September 30, 2014, representing effective tax rates of 29.3% and 42.7%, respectively. The decrease in our effective tax rate for the nine months ended September 30, 2015, when compared to the same period in 2014, was caused primarily by the release of a valuation allowance on net operating loss carryforwards, offset by changes in the expected mix of earnings among tax jurisdictions, including a decrease in expected U.S. earnings as a result of the continued weakness in the industrial markets, which are taxed at a lower effective rate because of a valuation allowance. Utilization of the loss carryforwards resulted from the move of certain production from the United States to Switzerland and Germany.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the nine months ended September 30, 2015 and 2014 was $2.7 million and $2.5 million, respectively. The net income attributable to noncontrolling interests represented the minority shareholders’ proportionate share of the net income recorded by our majority-owned subsidiaries.

Net Income Attributable to Bruker Corporation

Our net income for the nine months ended September 30, 2015 was $40.2 million, or $0.24 per diluted share, compared to $30.6 million, or $0.18 per diluted share, for the comparable period in 2014. The increase was caused by higher gross margin levels, lower operating expenses, and a favorable effective tax rate.

Segment Results

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment (dollars in millions):

	Nine Months Ended September 30,			Percentage
	2015	2014	Dollar Change	Change
BSI	$1,060.3	$1,198.8	$(138.5)	(11.6)%
BEST	91.2	116.2	(25.0)	(21.5)%
Eliminations (a)	(5.9)	(14.1)	8.2
	$1,145.6	$1,300.9	$(155.3)	(11.9)%

 (a) Represents product and service revenue between reportable segments.

BSI Segment Revenues

BSI segment revenue decreased by $138.5 million, or 11.6%, to $1,060.3 million for the nine months ended September 30, 2015, compared to $1,198.8 million for the nine months ended September 30, 2014. Included in revenue was a decrease of approximately $127.2 million from the impact of foreign currency caused by the strengthening of the U.S. Dollar primarily versus the Euro, as well as versus the Japanese Yen and other currencies, and a decrease of approximately $34.0 million attributable to recent divestitures within the former CAM division, net of an acquisition. Excluding the effects of foreign currency and our recent acquisition and divestitures, revenue increased by $22.7 million, or 1.9%, with revenue growth in Europe driving the majority of the increase.

The Bruker BioSpin Group experienced a decline in revenue during the nine months ended September 30, 2015 caused primarily by the impact of changes in foreign currency.  The decrease in revenue was also caused by the impact of reduced NMR order levels in the prior year and delays in installation of certain MRI orders.  In addition, the nine months ended September 30, 2014 benefited from the recognition of a sale of a 21 Tesla high-field magnet.

The Bruker CALID Group also experienced a decrease in revenue caused primarily by the unfavorable impact of changes in foreign currency during the nine months ended September 30, 2015. The Bruker Daltonics division experienced a revenue decline caused by the impact of divestitures within the former CAM division during the third and fourth quarters of 2014, partially offset by higher revenue levels for certain mass spectrometry products including the MALDI Biotyper and MALDI-TOF products used in research laboratories.  In addition, there was higher revenue levels in our Detection division due to obtaining export licenses that were previously delayed, which allowed for recognition of certain large orders during the first nine months of 2015, as well as increased revenues from the new explosives trace detection products used in airport security.

The Bruker Nano Group also experienced a decrease in revenue predominately caused by the unfavorable impact of changes in foreign currency and continued weakness in the industrial market segments, including the semiconductor and data storage segments, during the nine months ended September 30, 2015.   This was partially offset by higher revenue levels in our Bruker AXS division caused by increased demand for X-ray diffraction products and improved customer delivery execution.

System revenue and aftermarket revenue as a percentage of total BSI segment revenue were as follows (dollars in millions):

	Nine Months Ended September 30,
	2015		2014
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System revenue	$781.8	73.7%	$941.3	78.5%
Aftermarket revenue	278.5	26.3%	257.5	21.5%
Total revenue	$1,060.3	100.0%	$1,198.8	100.0%

BEST Segment Revenues

BEST segment revenue decreased $25.0 million, or 21.5%, to $91.2 million for the nine months ended September 30, 2015, compared to $116.2 million for the comparable period in 2014. The decrease in revenue was primarily caused by the impact of foreign currency due to the strengthening of the U.S. Dollar versus the Euro, which contributed $19.2 million to the decline.  In addition, there were lower sales of low temperature superconducting wire as certain large projects were completed in the prior year.

System and wire revenue and aftermarket revenue as a percentage of total BEST segment revenue were as follows (dollars in millions):

	Nine Months Ended September 30,
	2015		2014
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System and wire revenue	$87.9	96.4%	$113.2	97.4%
Aftermarket revenue	3.3	3.6%	3.0	2.6%
Total revenue	$91.2	100.0%	$116.2	100.0%

Gross Profit and Operating Expenses

For the nine months ended September 30, 2015, gross profit margin in the BSI segment increased to 45.2% from 43.4% for the comparable period in 2014. Higher gross profit margins resulted primarily from the higher business volume and the favorable impact of recent operational improvement initiatives, including outsourcing of various manufacturing activities, the recent divestitures within the former CAM division and other restructuring actions. BEST segment gross margin decreased to 19.3% from 22.0% for the comparable period in 2014 due to the completion of certain higher margin orders in the prior year, and the unfavorable impact of changes in foreign currency.

In the nine months ended September 30, 2015, selling, general and administrative expenses and research and development expenses in the BSI segment decreased to $387.6 million, or 36.6% of segment revenue, from $450.5 million, or 37.6% of segment revenue. The decrease reflects the favorable impact of changes in foreign currency and recent divestiture and restructuring actions within the former CAM division, as well as improved management of overall spending and timing of divisional projects. Selling, general and administrative expenses and research and development expenses in the BEST segment decreased to $10.6 million, or 11.6% of segment revenue, from $14.6 million, or 12.6% of segment revenue, for the comparable period in 2014. The decrease in dollars was primarily attributable to the favorable impact of changes in foreign currency.

Operating Income

The following table presents operating income and operating margins by reportable segment (dollars in millions):

	Nine Months Ended September 30,
	2015		2014
	Operating Income	Percentage of Segment Revenue	Operating Income	Percentage of Segment Revenue
BSI	$68.2	6.4%	$48.5	4.0%
BEST	6.1	6.7%	11.1	9.6%
Corporate, eliminations and other (a)	0.7		1.3
Total operating income	$75.0	6.5%	$60.9	4.7%

 (a) Represents corporate costs and eliminations not allocated to the reportable segments.

BSI operating income for the nine months ended September 30, 2015 was $68.2 million, resulting in an operating margin of 6.4%, compared to operating income of $48.5 million, resulting in an operating margin of 4.0%, for the comparable period in 2014. Operating income included $55.5 million and $59.6 million for the nine months ended 2015 and 2014, respectively, of various charges for amortization of acquisition-related intangible assets and other acquisition-related costs, restructuring costs, costs associated with our global IT transformation initiative, a non-cash charge associated with the settlement of a portion of our pension plan in Switzerland, and legal and other professional service fees related to our internal investigation and review of our operations in China.   Excluding the charges noted above, operating margins were 11.7% and 9.0% for the nine months ended September 30, 2015 and 2014, respectively. Operating margins increased predominately due to higher gross margin levels and lower operating expenses as discussed above.

BEST operating income for the nine months ended September 30, 2015 was $6.1 million, resulting in an operating margin of 6.7%, compared to $11.1 million, resulting in an operating margin of 9.6%, for the comparable period in 2014. The decrease in operating margin was a result of lower gross margin levels as discussed above.

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

During the nine months ended September 30, 2015, net cash provided by operating activities was $79.6 million, resulting from consolidated net income adjusted for non-cash items of $112.3 million, partially offset by an increase in working capital of $32.7 million. The increase in working capital for the nine months ended September 30, 2015 was primarily caused by an increase in inventory needed to fulfill shipments in the last quarter of 2015 on long lead time items, income tax payments made, net of refunds received due to the closure of tax audits, during the first nine months of the year, and an increase in non-income tax receivables.  These uses of cash were partially offset by a decrease in accounts receivable.  The decrease in accounts receivable was predominantly the result of lower revenue levels and improvements in collections and customer credit management practices. During the nine months ended September 30, 2014, net cash provided by operating activities was $45.0 million, resulting primarily from consolidated net income adjusted for non-cash items of $112.5 million, partially offset by an increase in working capital of $67.5 million.

The increase in working capital for the nine months ended September 30, 2014 was primarily caused by an increase in inventory needed to fulfill shipments in the fourth quarter of 2014.  Customer advances also decreased because of the difference in the timing between receipt of customer acceptances, such as obtaining acceptance during the year on a 21 Tesla high-field magnet in the Bruker BioSpin Group and completion of certain orders in the BEST segment which had larger customer advances, and advance payments on new orders received.  Income tax payments made during the year also contributed to the increase in working capital.  These uses of cash were partially offset by cash generated through an increase in accounts payable and a decrease in accounts receivable.  Improved vendor payment practices were the primary driver of the accounts payable increase.  The decrease in accounts receivable balances were predominately the result of lower third quarter revenue levels in 2014 and improvements in collections and customer credit management practices.

During the nine months ended September 30, 2015, net cash used in investing activities was $58.8 million, compared to net cash used in investing activities of $135.7 million during the nine months ended September 30, 2014. Cash used in investing activities during the nine months ended September 30, 2015 was caused by capital expenditures, net of $22.1 million and net purchases of short-term investments of $36.7 million. Cash used in investing activities during the nine months ended September 30, 2014 was primarily attributable to purchases of short-term investments of $120.8 million and capital expenditures, net of $23.8 million, partially offset by proceeds from the sale of product lines of $12.8 million.

During the nine months ended September 30, 2015, net cash used in financing activities was $1.2 million, compared to net cash provided by financing activities of $6.2 million during the nine months ended September 30, 2014. Net cash used in financing activities during the nine months ended September 30, 2015 was primarily attributable to $24.9 million used for the repurchase of our common stock.  This was offset by $17.0 million of proceeds from the revolving line of credit and $7.0 million of proceeds from the issuance of common stock in connection with stock option exercises. Cash provided by financing activities during the nine months ended September 30, 2014 was attributable to $7.3 million of proceeds from the issuance of common stock in connection with stock option exercises, offset, in part, by repayment of debt of $0.7 million.

During the second quarter of 2015, our Board of Directors approved a share repurchase program under which we may repurchase our common stock in amounts intended to approximately offset, on an annual basis, the dilutive effect of shares that are or may be issued pursuant to option or restricted stock awards under our 2010 Incentive Compensation Plan.  It is currently expected that the Company’s annual repurchase activity will target an amount of shares not to exceed 1% of the total number of shares outstanding. As of September 30, 2015, 1,245,000 shares have been repurchased at an aggregate cost of $24.9 million. We intend to fund any additional repurchases from cash on hand, future cash flow from operations and available borrowings under our revolving credit facility.

Cash, cash equivalents and short-term investments at September 30, 2015 and December 31, 2014 totaled $532.3 million and $497.5 million, respectively, of which $503.8 million and $460.7 million, respectively, related to foreign cash, cash equivalents and short-term investments, most significantly in the Netherlands and Switzerland.

Subsequent to September 30, 2015, we approved and implemented a repatriation of $235.3 million of foreign earnings to the United States due to adverse interest rate conditions in Europe that were unfavorably impacting cash balances.  No incremental U.S. income tax is expected to be incurred as the majority of the repatriation was comprised of previously taxed income and the Company has sufficient foreign net operating losses and tax credits to offset any remaining tax liability.  We regularly evaluate the need for a valuation allowance on our deferred tax assets in accordance with U.S. GAAP.  Given the repatriation’s impact on U.S. pretax book income for 2015, we will consider this new evidence, together with all available evidence, in evaluating our existing valuation allowances on our U.S. deferred tax assets in the fourth quarter of 2015. We used $129.5 million of the repatriated funds to repay our outstanding balance on the revolving credit line under the Amended Credit Agreement.

We have previously asserted that our foreign earnings are indefinitely reinvested and this repatriation does not change this ongoing assertion due to our ability in this instance to remit these earnings on a tax free basis in a manner that is solely within our control and presently available to us.  We regularly evaluate our assertion that our foreign earnings are indefinitely reinvested.    If the cash, cash equivalents and short-term investments held by our foreign subsidiaries are needed to fund operations in the U.S., or we otherwise elect to repatriate the unremitted earnings of our foreign subsidiaries in the form of dividends or otherwise, or if the shares of the subsidiaries were sold or transferred, we would likely be subject to additional U.S. income taxes, net of the impact of any available tax credits, which could result in a higher effective tax rate in the future.

At September 30, 2015, we had outstanding debt totaling $371.4 million, consisting of $240.0 million outstanding under the Note Purchase Agreement described below, $129.5 million outstanding under the revolving credit line component of the Amended Credit Agreement described below and $1.9 million under capital lease obligations and other loans. At December 31, 2014, we had outstanding debt totaling $355.0 million, consisting of $240.0 million outstanding under the Note Purchase Agreement, $112.5 million outstanding under the revolving credit line component of the Amended Credit Agreement and $2.5 million under capital lease obligations and other loans.

In May 2011, we entered into an amendment to, and restatement of, a credit agreement originally entered into in 2008, referred to as the Amended Credit Agreement. The Amended Credit Agreement provided for a revolving credit line with a maximum commitment of $250.0 million with a maturity date of May 2016.  The Amended Credit Agreement was repaid in full in October 2015.  Borrowings under the revolving credit line of the Amended Credit Agreement accrued interest, at our option at either (a) the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) adjusted LIBOR plus 1.00% or (b) LIBOR, plus margins ranging from 0.80% to 1.65%. There was also a facility fee ranging from 0.20% to 0.35%.

Borrowings under the Amended Credit Agreement were secured by guarantees from certain material subsidiaries, as defined in the Amended Credit Agreement, and Bruker Energy & Supercon Technologies, Inc. The Amended Credit Agreement also required that we maintain certain financial ratios related to maximum leverage and minimum interest coverage, as defined in the Amended Credit Agreement. Specifically, our leverage ratio could not exceed 3.0 and our interest coverage ratio could not be less than 3.0. In addition to the financial ratios, the Amended Credit Agreement restricted, among other things, our ability to do the following: make certain payments; incur additional debt; incur certain liens; make certain investments, including derivative agreements; merge, consolidate, sell or transfer all or substantially all of our assets; and enter into certain transactions with affiliates. Our failure to comply with any of these restrictions or covenants could have resulted in an event of default under the applicable debt instrument, which could have permitted acceleration of the debt under that instrument and required us to prepay that debt before its scheduled due date.

Other revolving lines of credit are with various financial institutions located primarily in Germany and Switzerland. These revolving lines of credit are typically uncommitted, used for performance bonds or guarantees and due upon demand with interest payable monthly or quarterly.

The following is a summary of the maximum commitments and net amounts available to us under revolving loan and line of credit arrangements as of September 30, 2015 (dollars in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Lines of Credit	Total Amount Available
Amended Credit Agreement	1.5%	$250.0	$129.5	$2.7	$117.8
Other revolving lines of credit	—	212.8	—	132.2	80.6
Total revolving lines of credit		$462.8	$129.5	$134.9	$198.4

On October 27, 2015, we entered into a new revolving credit agreement, referred to as the 2015 Credit Agreement, and terminated the Amended Credit Agreement.  The 2015 Credit Agreement provides a maximum commitment on the revolving credit line of $500.0 million and a maturity date of October 2020.  Borrowings under the revolving credit line of the 2015 Credit Agreement accrue interest, at the Company’s option, at either (a) the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) adjusted LIBOR plus 1.00%, plus margins ranging from 0.00% to 0.30% or (b) LIBOR, plus margins ranging from 0.90% to 1.30%. There is also a facility fee ranging from 0.10% to 0.20%.

Borrowings under the 2015 Credit Agreement are secured by guarantees from certain material subsidiaries, as defined in the 2015 Credit Agreement. The 2015 Credit Agreement also requires us to maintain certain financial ratios related to maximum leverage and minimum interest coverage. Specifically, our leverage ratio cannot exceed 3.5 and our interest coverage ratio cannot be less than 2.5.  In addition to the financial ratios, the 2015 Credit Agreement contains negative covenants, including among others, restrictions on liens, indebtedness of the Company and its subsidiaries, asset sales, dividends and transactions with affiliates.  Failure to comply with any of these restrictions or covenants may result in an event of default on the 2015 Credit Agreement, which could permit acceleration of the debt and require us to prepay the debt before its scheduled due date.

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

•                  $20.0 million 3.16% Series 2012A Senior Notes, Tranche A, due January 18, 2017;

•                  $15.0 million 3.74% Series 2012A Senior Notes, Tranche B, due January 18, 2019;

•                  $105.0 million 4.31% Series 2012A Senior Notes, Tranche C, due January 18, 2022; and

•                  $100.0 million 4.46% Series 2012A Senior Notes, Tranche D, due January 18, 2024.

As of September 30, 2015, we were in compliance with the covenants of the Amended Credit Agreement and the Note Purchase Agreement as our leverage ratio was 1.51 and our interest coverage ratio was 12.9.

As of September 30, 2015, we have approximately $44.0 million of German Trade Tax net operating losses that are carried forward indefinitely and U.S. research and development tax credits of approximately $12.5 million available to offset future tax liabilities that expire through 2034. These U.S. tax credit carryforwards are subject to limitations under provisions of the Internal Revenue Code.

On October 29, 2015, the Company acquired the shares of Jordan Valley Semiconductors, LTD. The acquired company provides X-ray metrology and defect-detection equipment for semiconductor process control and is expected to add approximately $25 to $30 million to the Company’s 2016 revenues.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-11, Simplifying the Measurement of Inventory. The new guidance eliminates the measurement of inventory at market value, and inventory will now be measured at the lower of cost and net realizable value. The ASU defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. No other changes were made to the current guidance on inventory measurement. ASU No. 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. We are evaluating the provisions of this statement, including which period to adopt, and have not determined what impact the adoption of ASU No. 2015-11 will have on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs.  The new guidance changes the presentation of debt issuance costs in the balance sheet to a reduction of the related debt liability instead of classifying as an asset. The income statement presentation of debt issuance costs is unchanged. ASU No. 2015-03 is effective for annual periods after December 15, 2015, and interim periods within those years.  Early application is permitted and the guidance is applied retrospectively to all prior periods presented. In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, excluding debt issuance costs related to line-of-credit arrangements from the scope of ASU No. 2015-03.  We do not expect adoption would have a material impact on our consolidated balance sheet.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements under Accounting Standards Codification (ASC) Topic 605. The new guidance was the result of a joint project between the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop common revenue standards for GAAP and International Financial Reporting Standards. The core principle of the new guidance is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 is effective prospectively for annual periods beginning after December 15, 2016, and interim periods within those years. Early application is not permitted. In August 2015, the FASB elected to defer the effective date of ASU No. 2014-09 by one year to annual periods beginning after December 15, 2017, with early application permitted as of the previous effective date. We are currently assessing the impact adoption of the new guidance may have on our consolidated financial statements.

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

Changes in foreign currency decreased our revenue by approximately 11.2% for the nine months ended September 30, 2015 and increased our revenue by approximately 0.7% for the nine months ended September 30, 2014.

Assets and liabilities of our foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using period-end exchange rates. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a separate component of shareholders’ equity. For the nine months ended September 30, 2015 and 2014, we recorded net losses from currency translation adjustments of $47.3 million and $85.1 million, respectively. Gains and losses resulting from foreign currency transactions are reported in Interest and Other Income (Expense), net in the condensed consolidated statements of income and comprehensive income (loss). Our foreign exchange losses, net were $5.4 million and $1.1 million for the nine months ended September 30, 2015 and 2014, respectively.

From time to time, we have entered into foreign exchange contracts designed to minimize the volatility that fluctuations in foreign currency have on our cash flows related to purchases and sales denominated in foreign currencies. Under these arrangements, we agree to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates typically with maturities of less than twelve months. These transactions are recorded at fair value with the corresponding gains and losses recorded in Interest and Other Income (Expense), net in the condensed consolidated statements of income and comprehensive income (loss). At September 30, 2015 and December 31, 2014, we had foreign exchange contracts with notional amounts aggregating $100.1 million and $99.8 million, respectively. We will continue to evaluate our currency risks and in the future may utilize foreign currency contracts more frequently.

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

Impact of Commodity Prices

We are exposed to certain commodity risks associated with prices for various raw materials. The prices of copper and certain other raw materials, particularly niobium tin, used to manufacture superconductors have increased significantly over the last decade. Copper and niobium tin are the main components of low temperature superconductors and continued commodity price increases for copper and niobium as well as other raw materials may negatively affect our profitability. Periodically, we enter into commodity forward purchase contracts to minimize the volatility that fluctuations in the price of copper have on our sales of these products. At September 30, 2015 and December 31, 2014, we had fixed price commodity contracts with notional amounts aggregating $2.5 million and $2.7 million, respectively. We will continue to evaluate our commodity risks and may utilize commodity forward purchase contracts more frequently in the future.

Inflation

We do not believe inflation had a material impact on our business or operating results during any of the periods presented.

ITEM 4.            CONTROLS AND PROCEDURES

We have established disclosure controls and procedures that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Interim Chief Financial Officer (principal financial officer) by others within our organization. Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2015. Based on this evaluation our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II            OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS

No material legal proceedings are currently pending.

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

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the third quarter of 2015.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
July 1 - July 31, 2015	—	$—	—	—
August 1 - August 31, 2015	345,116	19.77	340,000	—
September 1 - September 30, 2015	55,000	18.11	55,000	—
	400,116	$19.54	395,000	—

(1)         Includes (i) shares repurchased under a program approved by the Board of Directors and announced on May 20, 2015 (the “Repurchase Program”), under which repurchases are authorized in an amount intended to approximately offset, on an annual basis, the dilutive effect of shares that are or may be issued pursuant to stock option and restricted stock awards under our long-term incentive plans, (ii) 5,116 shares surrendered by participants under our long-term incentive plans to pay taxes upon the vesting of restricted stock awards.

(2)         Represents shares repurchased under the Repurchase Program.

(3)         Amounts available under the Repurchase Program are dependent upon option and restricted stock award activity under our long-term incentive plans.  It is currently expected that the Company’s annual repurchase activity will target an amount of shares not to exceed 1% of the total number of shares outstanding. As of September 30, 2015, approximately 0.7% of the total shares outstanding as of December 31, 2014 have been repurchased. The Repurchase Program does not have an expiration date but may be terminated by the Board of Directors at any time.

ITEM 3.            DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.            MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.            OTHER INFORMATION

None.

ITEM 6.            EXHIBITS

Exhibit No.	Description
10.1

Credit Agreement, dated October 27, 2015, by and among the Company and certain of its foreign subsidiaries as borrowers, Citizens Bank, N.A., Deutsche Bank Securities Inc. and TD Bank, N.A., as Co-Documentation Agents, Bank of America, N.A. and Wells Fargo Bank, National Association, as Co-Syndication Agents, JPMorgan Chase Bank, N.A., as Administrative Agent for itself and the other lenders party thereto, and the several banks or other financial institutions or entities from time to time party thereto as lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on the Form 8-K filed on October 27, 2015, File No. 000-30833)

10.2	Employment agreement with an effective date of November 1, 2015 between Bruker Corporation and Dr. René Lenggenhager (1)
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

101

The following materials from the Bruker Corporation Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Income and Comprehensive Income (Loss), (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) Notes to the Condensed Consolidated Financial Statements(2)

(1)         Filed herewith.

(2)         Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUKER CORPORATION

Date: November 6, 2015	By:	/s/ FRANK H. LAUKIEN, PH.D.
Frank H. Laukien, Ph.D. President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 6, 2015	By:	/s/ ANTHONY L. MATTACCHIONE
Anthony L. Mattacchione Senior Vice President and Interim Chief Financial Officer (Principal Financial Officer)