Form 10-K
period 2015-12-31
BRUKER CORP
filed 2016-02-29
CIK 1109354

Use these links to rapidly review the document

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the fiscal year ended December 31, 2015
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2015 (the last business day of the registrant's most recently completed second fiscal quarter) was $2,244,357,403, based on the reported last sale price on the Nasdaq Global Select Market. This amount excludes an aggregate of 58,170,354 shares of common stock held by officers and directors and each person known by the registrant to own 10% or more of the outstanding common stock of the registrant as of June 30, 2015. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant. The number of shares of the registrant's common stock outstanding as of February 22, 2016 was 163,424,532.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the information required by Part III of this report (Items 10, 11, 12, 13 and 14) are incorporated by reference from the registrant's definitive Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed within 120 days of the close of the registrant's fiscal year.

BRUKER CORPORATION

ANNUAL REPORT ON FORM 10-K

        Any statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "seeks", "estimates", "should" and similar expressions are intended to identify forward-looking statements. Any forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties. The factors that could cause actual future results to differ materially from current expectations include, but are not limited to, risks and uncertainties related to adverse changes in the economic and political conditions in the countries in which we operate, the integration of businesses we have acquired or may acquire in the future, our restructuring and cost-control initiatives, changing technologies, product development and market acceptance of our products, the cost and pricing of our products, manufacturing and outsourcing, competition, dependence on collaborative partners, key suppliers and third party distributors, capital spending and government funding policies, changes in governmental regulations, intellectual property rights, litigation, exposure to foreign currency fluctuations, our ability to service our debt obligations and fund our anticipated cash needs and other factors, many of which are described in more detail in this Annual Report on Form 10-K under Item 1A. "Risk Factors" and from time to time in other filings we may make with the Securities and Exchange Commission. While the Company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the Company's estimates change, and readers should not rely on those forward-looking statements as representing the Company's views as of any date subsequent to the date of the filing of this report.

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

PART I

ITEM 1    BUSINESS

Our Business

        We are a designer and manufacturer of high-performance scientific instruments and analytical and diagnostic solutions that enable our customers to explore life and materials at microscopic, molecular and cellular levels. Many of our products are used to detect, measure and visualize structural characteristics of chemical, biological and industrial material samples. Our products address the rapidly evolving needs of a diverse array of customers in life science research, pharmaceuticals, biotechnology, applied markets, cell biology, clinical research, microbiology, in-vitro diagnostics, nanotechnology and materials science research. Our technology platforms include magnetic resonance technologies, mass spectrometry technologies, gas and liquid chromatography triple quadrupole mass spectrometry technologies, X-ray technologies, spark-optical emission spectroscopy, atomic force microscopy, stylus and optical metrology technology, fluorescence optical microscopy and infrared and Raman molecular spectroscopy technologies. We manufacture and distribute a broad range of field analytical systems for chemical, biological, radiological, nuclear and explosives, or CBRNE, detection. We also design, manufacture and market high and low temperature superconducting materials and devices based primarily on metallic low temperature superconductors. Our corporate headquarters are located in Billerica, Massachusetts. We maintain major technical and manufacturing centers in Europe and North America, and we have sales offices located throughout the world.

Business Segments

        We have two reportable segments, Bruker Scientific Instruments (BSI), which represents approximately 92% of our revenues during the year ended December 31, 2015, and Bruker Energy & Supercon Technologies (BEST), which represents the remainder of our revenues. Within BSI, we are organized into three operating segments: the Bruker BioSpin Group, the Bruker CALID Group and the Bruker Nano Group. For financial reporting purposes, the Bruker BioSpin, Bruker CALID and Bruker Nano operating segments are aggregated into the BSI reportable segment because each has similar economic characteristics, production processes, service offerings, types and classes of customers, methods of distribution and regulatory environments.

BSI Segment

  Bruker BioSpin Group

        The Bruker BioSpin Group combines the Bruker Magnetic Resonance and Preclinical Imaging Divisions and designs, manufactures and distributes enabling life science tools based on magnetic resonance technology. Magnetic resonance is a natural phenomenon occurring when a molecule placed in a magnetic field gives off a signature radio frequency. The signature radio frequency is characteristic of the particular molecule and provides a multitude of precise chemical and structural information. Depending on the intended application, we market and sell to our customers a NMR system or an EPR system (each as defined below).

        Bruker BioSpin also manufactures and sells single and multiple modality systems using MRI, PET, SPECT, CT, MPI (each as defined below) and optical imaging technologies to preclinical markets. Bruker BioSpin's products, which have particular application in structural proteomics, drug discovery, research and food and materials science fields, provide customers with the ability to determine the structure, dynamics, and function of specific molecules, such as proteins, and to characterize and determine the composition of mixtures.

        The vast majority of Bruker BioSpin's revenues are generated by academic and government research customers. Other customers include pharmaceutical and biotechnology companies and nonprofit laboratories, as well as chemical, food and beverage, clinical and polymer companies.

        During 2015, we launched a number of new products and technologies, including a new high-performance benchtop electron paramagnetic resonance instrument, a solid state NMR probe with ultra-high spinning frequency and NMR honey and wine profiling systems. We also launched the following next generation preclinical imaging systems: Albira Si, BioSpec 3T and Xtreme II.

        Bruker BioSpin Group's instruments are based on the following technology platforms:

  •
  NMR—Nuclear magnetic resonance;

  •
  EPR—Electron paramagnetic resonance;

  •
  MRI—Magnetic resonance imaging;

  •
  MPI—Magnetic Particle Imaging;

  •
  PET—Positron Emission Tomography;

  •
  SPECT—Single Photon Emission Tomography;

  •
  CT—Computed Tomography; and

  •
  OI—Optical Imaging (fluorescence and bioluminescence).

        NMR is a qualitative and quantitative analytical technique that is used to determine the molecular structure and purity of a sample. Molecules are placed in a magnetic field and give off a radio frequency, or rf, signature that is recorded by a sensitive detector. Analysis software helps to determine the molecular structure of the sample. The NMR technique is used in academia, pharmaceutical, biotechnology, food and beverage and clinical companies, and by other industrial users in life science and material science research.

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

  Bruker CALID Group

        The Bruker CALID Group combines the Bruker Daltonics, which is a combination of the former Life Sciences and Clinical (LSC) and Chemical and Applied Markets (CAM) Divisions, Bruker Detection and Bruker Optics Divisions. The Bruker Daltonics Division primarily designs, manufactures and distributes life science mass spectrometry, or MS, instruments that can be integrated and used along with other sample preparation or chromatography instruments. These products are used in both research and clinical diagnostic settings. Mass spectrometers are sophisticated devices that measure the mass or weight of a molecule and can provide accurate information on the identity, quantity and primary structure of molecules. Mass spectrometry based solutions often combine advanced mass spectrometry instrumentation, automated sampling and sample preparation robots, reagent kits and other disposable products used in conducting tests, or assays, and bioinformatics software. We offer mass spectrometry systems and integrated solutions for applications in multiple existing and emerging life science markets and chemical and applied markets, including expression proteomics, clinical proteomics, metabolic and peptide biomarker profiling, drug discovery and development, molecular diagnostics research and molecular and systems biology, as well as basic molecular medicine research and clinical microbiology (for IVD use only in certain countries and certain configurations).

        Our Detection Division supplies various systems based on mass spectrometry, ion mobility spectrometry, infrared spectroscopy and radiological/nuclear detectors for Chemical, Biological, Radiological, Nuclear and Explosive (CBRNE) detection in emergency response, homeland security and defense applications.

        The Bruker Optics Division manufactures and distributes research, analytical and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy technologies. These products are utilized in industry, government and academia for a wide range of applications and solutions for life science, pharmaceutical, food and agricultural analysis, quality control and process analysis applications. Infrared and Raman spectroscopy are widely used in both research and industry as simple, rapid, nondestructive and reliable techniques for applications ranging from basic sample identification and quality control to advanced research. The Bruker Optics Division also utilizes Fourier transform and dispersive Raman measurement techniques on an extensive range of laboratory and process spectrometers. The Bruker Optics Division's products are complemented by a wide range of sampling accessories and techniques, which include microanalysis, high-throughput screening, and many others, to help users find suitable solutions to analyze their samples effectively.

        Customers of our Bruker CALID Group include pharmaceutical, biotechnology and diagnostics companies, contract research organizations, academic institutions, medical schools, nonprofit or for-profit forensics, agriculture, food and beverage safety, environmental and clinical microbiology laboratories, hospitals and government departments and agencies.

        During 2015, we launched a number of new mass spectrometry based product solutions, including the MALDI Tissue Typer, which is a system solution that allows for new measurement strategies to assist the analysis of the spatial distribution of biomarkers in tissue sections. We also introduced the MALDI rapifleX TOF/TOF (time of flight) with a 10kHz laser for TOF/TOF performance and robustness for primary structure and post-translational modifications determination in proteomics and biopharma applications. We also introduced the MALDI Pharma Pulse high throughput screening solution, which was designed to meet the requirements of the pharmaceutical industry. Major software releases accompanied our instrument solutions launches in 2015 for the life science segment, such as the Molecular Drug Image for pre-clinical drug and metabolite imaging. We also released the MetaboScape 1.0 Software, which allows our customers to link experimental metabolomics data to biology by pathway mapping, and the ProteinScape 4.0 as a central bioinformatics platform for extended storage and processing of MS and MS/MS proteomics and glycomics data.

        In the MALDI Biotyper product family for microbial identification we launched the high-end MALDI Biotypersmart system with a faster, proprietary life-time laser for laboratories, which want to extend the system's capabilities in terms of throughput, turnaround time and range of applications. Additionally, we CE-marked the IVD MALDI Sepsityper kit according to the European In Vitro Diagnostic Directive 98/79/EC. The IVD MALDI Sepsityper kit is used for the rapid microbial identification from positive blood cultures derived from patients with potentially life threatening diseases like sepsis. Furthermore, in 2015 we received clearance for a second FDA claim for our MALDI Biotyper-CA system in the United States, which significantly enhances the species coverage for the microbiology routine laboratory.

        We also expanded the Raman product line with the introduction of the handheld Raman spectrometer BRAVO. The BRAVO is the first handheld Raman spectrometer with patented fluorescence mitigation that enables measurement of a much wider range of raw materials compared to previously available systems.

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

  •
  NIR—Near-infrared spectroscopy; and

  •
  Raman—Raman spectroscopy.

        MALDI-TOF mass spectrometers utilize an ionization process to analyze solid samples using a laser that combines high sample throughput with high mass range and sensitivity. Our MALDI-TOF mass spectrometers are particularly useful for applications in clinical diagnostics, environmental and taxonomical research and food processing and quality control. Specific applications include: oligonucleotide and synthetic polymer analysis; protein identification and quantification; peptide de novo sequencing; determination of post-translational modifications of proteins; interaction proteomics and protein function analysis; drug discovery and development; and fast body fluid and tissue peptide or protein biomarker detection. MALDI mass spectrometry allows users to classify and identify microorganisms quickly and reliably with minimal sample preparation efforts and life cycle costs. Our MALDI Biotyper solution, which serves the clinical microbiology market, enables identification, taxonomical classification or dereplication of microorganisms like bacteria, yeasts and fungi.

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

        NIR spectrometers utilize the near-infrared region of the electromagnetic spectrum. Our NIR instruments are primarily used for quality and process control applications in the pharmaceutical, food and agriculture and chemical industries. The pharmaceutical industry is the leading user of NIR instruments, and applications include quality control, research and development and process analytical technology. The food and agricultural industry is the second largest user of NIR instrumentation, with an increasing demand for food, forage and beverage quality control.

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

        Additionally, our Detection Division offers a wide range of portable analytical and bioanalytical detection systems and related products for CBRNE detection. Our customers use these devices for nuclear, biological agent and chemical agent defense applications, anti-terrorism, law enforcement and process and facilities monitoring. Our CBRNE detection products use many of the same technology platforms as our life science products, as well as additional technologies, including infrared stand-off detection and ion mobility spectrometry, for handheld chemical detectors. We also provide integrated, comprehensive detection suites that include our multiple detection systems, consumables, training and simulators.

  Bruker Nano Group

        The Bruker Nano Group combines the Bruker AXS, Bruker Nano Surfaces, Bruker Nano Analytics and Bruker Elemental Divisions. The Bruker AXS Division designs, manufactures and distributes advanced X-ray instruments that use electromagnetic radiation with extremely short wavelengths to determine the characteristics of matter and the three-dimensional structure of molecules, including a product portfolio that comprises instruments based on X-ray fluorescence spectroscopy (XRF), X-ray diffraction (XRD) and X-ray micro computed tomography (µCT).

        Bruker Nano Surfaces Division's products include atomic force microscopy instrumentation (AFM). Such instruments provide atomic or near atomic resolution of surface topography and mechanical, electrical and chemical information using nano scale probes. In addition, the Bruker Nano Surfaces Division provides advanced fluorescence optical microscopy instruments for multi-photon, multipoint scanning confocal, high-speed 3D super-resolution studies in life science. The Bruker Nano Surfaces Division also provides non-contact nanometer resolution topography through white light interferometry and stylus profilometry.

        The Bruker Nano Analytics Division manufactures and markets analytical tools for electron microscopes, including energy-dispersive X-ray spectrometers (EDS), electron backscatter diffraction systems (EBSD) and µCT accessories, as well as mobile and bench-top micro X-ray fluorescence (µXRF) and total reflection X-ray fluorescence spectrometers (TXRF).

        The Bruker Elemental Division manufactures and distributes handheld, portable and mobile X-ray fluorescence (HMP-XRF) spectrometry instruments and spark optical emission spectroscopy systems (spark-OES) used to analyze the concentration of elements in metallic samples. The Bruker Elemental Division product portfolio also includes carbon, sulfur, oxygen, nitrogen and hydrogen, or CS/ONH, analyzers based on combustion or heat extraction with infrared and thermal conductivity technology. Using modular platforms, we often combine our technology applications with sample preparation tools, automation, consumables and data analysis software. These products provide customers with the ability to determine the three-dimensional structure of specific molecules, such as proteins, and to characterize and determine the composition of materials down to the dimensions used in nanotechnology.

        Customers of our Bruker Nano Group include biotechnology and pharmaceutical companies, academic institutions, governmental customers, nanotechnology companies, semiconductor companies, raw material manufacturers, industrial companies and other businesses involved in materials analysis.

        During 2015, we introduced a handheld laser induced breakdown spectrometer, which is designed for high-speed analysis of Grade ID and chemistry in light element alloys. We also released next generation models of several products, including the Contour Elite 3D Optical Microscope, the Opterra II Scanning Confocal Microscope, the Second Generation Inspire Nanochemical Imaging System, the SkyScan 1275 Automated Micro-CT system and the D8 Gen 2 platform for crystallography. In the fourth quarter of 2015, we acquired Jordan Valley Semiconductors Ltd, a provider of X-ray metrology and defect-detection equipment for semiconductor process control.

        The Bruker Nano Group's systems are based on the following technology platforms:

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

        XRD systems investigate polycrystalline samples or thin films with single wavelength X-rays. The atoms in the polycrystalline sample scatter the X-rays to create a unique diffraction pattern recorded by a detector. Computer software processes the pattern and produces a variety of information, including stress, texture, qualitative and quantitative phase composition, crystallite size, percent crystallinity and layer thickness, composition, defects and density of thin films and semiconductor material. Our XRD systems contribute to a reduction in the development cycles for new products in the catalyst, polymer, electronic, optical material and semiconductor industries. Customers for XRD systems include academic and government research facilities, as well as a variety of other fields, including forensics, art and archaeology.

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

        AFM systems provide atomic or near-atomic resolution of material surface topography using a nano-scale probe that is brought into light contact with the sample being investigated. In addition to presenting a surface image, AFM can also provide quantitative nano-scale measurements of feature sizes, material properties, electrical information, chemical properties and other sample characteristics. Our AFM systems are used for applications in academic and governmental materials and biological research; semiconductor, data storage hard drive, LED, battery, solar cells, polymers, and pharmaceutical product development and manufacturing.

        FM products use fluorescence microscopy to determine the structure and composition of life science samples. Our products include two-photon microscopes, multipoint scanning confocal microscopes, laser illumination sources, photoactivation, photostimulation and photoablation accessories and synchronization and analysis software. Two-photon microscopes allow imaging deep into tissues and cells and are used widely in neuroscience. Multipoint scanning confocal systems allow live cell imaging with rapid acquisition of images for structural and composition analysis. We also offer super-resolution and single-molecule localization microscopy products which can break the optical diffraction limit by an order of magnitude.

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

Sales and Marketing

        We maintain direct sales forces throughout North America, Europe, China, Japan, Asia Pacific and Australia. We also utilize indirect sales channels to reach customers. We have various international distributors, independent sales representatives, and various other representatives in parts of Asia, Latin

America, Africa, the Middle East and Eastern Europe. These entities augment our direct sales force and provide coverage in areas where we do not have direct sales personnel. In addition, we have adopted a distribution business model in which we engage in strategic distribution alliances with other companies to address certain market segments. The sales cycle for our products is dependent on the size and complexity of the system and budgeting cycles of our customers. Our sales cycle is typically three to twenty four months for academic and high-end research products and two weeks to six months for industrial products. The sales cycle of our low temperature superconducting materials is typically four to twelve months, with cycles of certain high-end materials exceeding one year. Sales of our high-end NMR and superconducting devices typically take more than one year and certain large, complex contracts can take more than two years to complete.

        We have well-equipped applications and demonstration facilities and qualified application personnel who assist customers and provide product demonstrations in specific application areas. We maintain our primary demonstration facilities at our production facilities, as well as in other key market locations.

Seasonal Nature of Business

        Historically we have higher levels of revenue in the fourth quarter and lower levels of revenues in the first quarter of the year, which we believe is due to our customers' budgeting cycles.

Major Customers

        We do not depend on any single customer and no single customer accounted for more than 10% of revenue in any of the last three fiscal years.

Competition

        Our existing products and solutions and any products and solutions that we develop in the future may compete in multiple, highly competitive markets. In addition, there has been a trend towards consolidation in our industry and many of our competitors have substantially greater financial, technical and marketing resources than we do. Our competitors may succeed in developing and offering products that could render our products or those of our strategic partners obsolete or noncompetitive. Our competitors may also have cost and price advantages based upon the value of their currencies compared with the U.S. dollar or Euro. In addition, many of these competitors have significantly more experience in the life sciences, chemical and materials markets. Our ability to compete successfully will depend on our ability to develop proprietary products that reach our target markets in a timely manner and are technologically superior to and/or less expensive, or more cost effective, than products marketed by our competitors. Current competitors or other companies may possess or develop technologies and products that are more effective than ours. Our technologies and products may be rendered obsolete or uneconomical by technological advances or by entirely different approaches developed by one or more of our competitors.

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

BSI Segment

        Bruker BioSpin competes with companies that offer magnetic resonance spectrometers, mainly JEOL and Oxford Instruments. In the field of preclinical imaging, Bruker BioSpin competes with

Perkin Elmer, Mediso, Trifoil, MR Solutions, RS2D, Visualsonics (Fuji Film) and others. Bruker CALID competes with a variety of companies that offer mass spectrometry based systems. Bruker CALID's competitors in the life science markets and chemical and applied markets include Danaher, Agilent, GE-Healthcare, Waters, Thermo Fisher Scientific, Shimadzu, Hitachi and JEOL. In the microbiology market, we compete with Biomerieux. Bruker CALID's CBRNE detection customers are highly fragmented, and we compete with a number of companies in this area, of which the most significant competitor is Smiths Detection. Bruker CALID also competes with a variety of companies that offer molecular spectrometry based systems, including Thermo Fisher Scientific, PerkinElmer, Agilent, Foss, ABB Bomem, Renishaw, Buchi, Shimadzu and Jasco. In addition, there are several smaller companies, specializing in various markets, with which we compete frequently. Bruker Nano competes with companies that offer analytical X-ray solutions, OES systems, AFM and SOM systems and optical fluorescence systems, primarily Rigaku, Oxford Instruments, Agilent, Thermo Fisher Scientific, Ametek's Spectro and Edax divisions, PANalytical, Olympus, Nikon, Zeiss and Danaher's Leica business.

BEST Segment

        BEST competes with Oxford Instruments and Luvata in low temperature superconducting materials. In addition, BEST competes with Fujikura, AMSC, SuperPower (a Furukawa company), Superconductor Technologies Inc. and SuNam Co., Ltd. in the market for second generation high temperature superconducting materials. BEST further competes with Zanon, Mitsubishi Electric and AES in the development and supply of accelerator cavities, with Thales, Toshiba and CPI International in the development and supply of radio frequency couplers, with Mitsubishi Heavy Industries in the development and supply of superconducting accelerator modules and with AES and Thales for electron linear accelerators.

Manufacturing and Supplies

        Several of our manufacturing facilities are certified under ISO 9001:2008 and ISO 13485, an international quality standard. We manufacture and test our magnetic resonance products at our facilities in Faellanden, Switzerland; Wissembourg, France; and Karlsruhe, Germany. We manufacture and test our preclinical imaging products at our facilities in Ettlingen, Germany; Wissembourg, France; Kontich, Belgium; and Faellanden, Switzerland. We manufacture and test our mass spectrometry products, including CBRNE detection products, at our facilities in Bremen, Germany; Leipzig, Germany; and Billerica, Massachusetts, U.S.A. We manufacture and test our molecular spectroscopy products at our facilities in Ettlingen, Germany. We manufacture and test our X-ray, OES and AFM products at our facilities in Karlsruhe, Germany; Berlin, Germany; Kalkar, Germany; Madison, Wisconsin, U.S.A.; Santa Barbara, California, U.S.A.; Kennewick, Washington, U.S.A; Migdal Ha'Emek, Israel; Durham, UK.; and Yokohama, Japan. We manufacture and test the majority of our energy and superconducting products at our facilities in Hanau, Germany; Bergisch Gladbach, Germany; and Perth, Scotland. Manufacturing processes at our facilities in Europe and California, U.S.A. include all phases of manufacturing, such as machining, fabrication, subassembly, system assembly, and final testing. Our other facilities primarily perform high-level assembly, system integration, and final testing. We typically manufacture critical components in-house to ensure key competence. Over the last three years, we have been in the process of outsourcing the manufacturing of various non-critical components such as circuit boards and certain electronics to third party contract manufacturers as part of our cost saving initiatives.

        We purchase materials and components from various suppliers that are either standard products or built to our specifications. We obtain some of the components included in our products from a limited group of suppliers or from a single-source supplier for items such as charge coupled device area detectors, X-ray tubes, robotics and infrared optics. Bruker AXS has an ongoing collaboration and joint development project with the Siemens Medical Solutions Vacuum Technology Division in Germany for the development of X-ray tubes. Some Bruker AXS subsidiaries, Bruker Nano GmbH, Bruker Elemental GmbH, and Bruker AXS Handheld Inc. presently procure key X-ray detector chips and certain OES optical detectors and miniaturized X-ray sources from single-source suppliers. In addition, BEST sources niobium titanium and other niobium products from a single supplier.

Research and Development

        We commit substantial capital and resources to internal and collaborative research and development projects in order to provide innovative products and solutions to our customers. We conduct research primarily to enhance system performance and improve the reliability of existing products, and to develop revolutionary new products and solutions. We expensed $145.7 million, $174.2 million and $190.5 million in 2015, 2014 and 2013, respectively, for research and development purposes. Our research and development efforts are conducted for the relevant products within each of the operating segments, as well as in collaboration with others on areas such as microfluidics, automation and workflow management software. We have been the recipient of government grants from Germany and the U.S. for various projects related to early-stage research and development. We have generally retained, at a minimum, non-exclusive rights to any items or enhancements we develop under these grants. The German government requires that we use and market technology developed under grants in order to retain our rights to the technology. We have also accepted some sponsored research contracts from private sources.

BSI Segment

        The research and development performed in the BSI Segment is primarily conducted at our facilities in Bremen, Ettlingen, Karlsruhe and Leipzig, Germany; Faellanden, Switzerland; Wissembourg, France; Billerica, Massachusetts, U.S.A.; Madison, Wisconsin, U.S.A.; and Santa Barbara, California, U.S.A.

        The Bruker BioSpin Group maintains technical competencies in core magnetic resonance technologies and single- and multimodal imaging technologies and capabilities, including NMR, EPR, MRI, MPI, PET, CT and OI. Recent projects include the development of solid state dynamic nuclear polarization technologies, an ongoing development that enables gains in sensitivity for NMR, high field EPR instrumentation with dedicated cryogen free magnets, high field magnet technology for preclinical MRI, basic NMR research and quadrupole tuned cryoprobes for biological research, as well as MPI imaging for preclinical application.

        The Bruker CALID Group maintains technical competencies in core mass spectrometry technologies and capabilities, including: MALDI, ESI, EI/CI ion sources; TOF, TOF/TOF, ion traps, FTMS, quadrupole and IMS analyzers; and bioinformatics and related software. Recent projects include the rapifleX MALDI Tissuetyper, Bruker Daltonics' all-new high-throughput MALDI imaging solution that provides enhanced high-resolution molecular information and distribution in tissues. The Bruker CALID Group also maintains technical competencies in core vibrational spectroscopy technologies and capabilities, including FT-IR, NIR, and Raman. Recent projects include the BRAVO handheld Raman spectrometer for identification of raw materials, which is Bruker Optics' first handheld solution with patented fluorescence mitigation technology and an intuitive graphical user interface.

        The Bruker Nano Group maintains technical competencies in core X-ray technologies and capabilities, including detectors used to sense X-ray and X-ray diffraction patterns, X-ray sources and optics that generate and focus the X-rays, robotics and sample handling equipment that holds and manipulates the experimental material, and software that generates the structural data. Recent projects include refining next-generation high brilliancy optics and microsources, developing new high-power X-ray sources for X-ray diffraction and protein crystallography applications, developing a TXRF system for trace element analysis in semiconductor metrology, developing a new large solid angle, high-resolution, high-throughput energy dispersive X-ray detector for microanalysis, creating a high sensitivity area detector system and developing other solution-based technologies and software applications, including a product for X-ray scattering investigations of protein crystals. The Bruker Nano Group also has competencies in atomic force microscopy (AFM) technology, which involve sub-angstrom level position and motion control as well as sub-pico newton force control. Recent innovations include faster scanning and higher resolution imaging with new more force sensitive modes and nano-scale electrical and nano-mechanical characterization. The Bruker Nano Group technologies also include 3D optical inference based microscopy, stylus profilometry, tribology testing, nano-indentation, optical fluorescence two-photon microscopy, multipoint scanning microscopy and high-speed, 3D super-resolution florescence microscopy.

BEST Segment

        The research and development performed in the BEST Segment is primarily conducted at our facilities in Hanau, Bergisch Gladbach and Alzenau, Germany. BEST maintains technical competencies in the production and development of low and high temperature superconducting materials and devices.

Intellectual Property

        Our intellectual property consists of patents, copyrights, trade secrets, know-how, and trademarks. Protection of our intellectual property is a strategic priority for our businesses because of the length of time and expense associated with bringing new products through the development process and to the marketplace. We have a substantial patent portfolio, and we intend to file additional patent applications as appropriate. We believe our owned and licensed patent portfolio provides us with a competitive advantage. This portfolio permits us to maintain access to a number of key technologies. We license our owned patent rights where appropriate. We intend to enforce our patent rights against infringers, if necessary. The patent positions of life sciences tools companies involve complex legal and factual questions. As a result, we cannot predict the enforceability of our patents with certainty. In addition, we are aware of the existence from time to time of patents in certain countries, which, if valid, could impair our ability to manufacture and sell products in these countries.

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

Government Contracts

        We are a party to various government contracts. Under some of these government contracts, the government may receive license or similar rights to intellectual property developed under the contract. However, under government contracts we enter we generally receive at least non-exclusive rights to any items or technologies we develop. Although we transact business with various government agencies, we believe that no government contract is of such magnitude that a renegotiation of profits or termination of the contract or subcontracts at the election of the government would have a material adverse effect on our financial results.

Government Regulation

        We are required to comply with federal, state, and local environmental protection regulations. We do not expect this compliance to have a significant impact on our capital spending, earnings or competitive position.

        Prior to introducing a product in the U.S., our Bruker AXS subsidiary provides notice to the U.S. Food and Drug Administration, or FDA, in the form of a Radiation Safety Initial Product Abbreviated Report, which provides identification information and operating characteristics of the product. If the FDA finds that the report is complete, it provides approval in the form of what is known as an accession number. Bruker AXS may not market a product until it has received an accession number. In addition, Bruker AXS submits an annual report to the FDA that includes the radiation safety history of all products it sells in the U.S. Bruker AXS is required to report to the FDA incidents of accidental exposure to radiation arising from the manufacture, testing, or use of any of its products. Bruker AXS also reports installations of its products to state government regulatory agencies responsible for the regulation of radiation emitting devices. For sales in Germany, Bruker AXS registers each system with the local authorities. In some countries where Bruker AXS sells systems, Bruker AXS uses the license we obtained from the federal authorities in Germany to assist it in obtaining a license from the country in which the sale occurs. In addition, as indicated above, we are subject to various other foreign and domestic environmental, health and safety laws and regulations in connection with our operations. Apart from these areas, we are subject to the laws and regulations generally applicable to businesses in the jurisdictions in which we operate.

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

        Certain of our clinical products, specifically our MALDI Biotyper CA System, are subject to regulation by the FDA. As such, we continually invest in our manufacturing operations and quality systems infrastructure necessary to maintain our FDA clearance. Our facilities in Billerica, Massachusetts have established quality management systems and manufacturing operations which are designed and configured to comply with the standards and requirements for in vitro diagnostic medical devices stipulated by FDA 21 CFR Part 820 and by ISO 13485:2003. The Billerica, Massachusetts manufacturing facility is registered with the FDA as a medical device manufacturing facility, which is the same location where the MALDI Biotyper System is manufactured and distributed.

Working Capital Requirements

        There were no credit terms extended to customers that would have a material adverse effect on our working capital.

        We typically recognize revenue from system sales upon customer acceptance. To effectively operate our businesses, we are required to hold a significant number of systems that have been shipped to customers, but not yet accepted by the customer, as finished goods in-transit. As a result, a significant percentage of our inventory represents finished goods in-transit. Finished goods in-transit were $44.7 million and $58.6 million at December 31, 2015 and 2014, respectively. We also have well-equipped applications and demonstration facilities and qualified application personnel who assist customers and provide product demonstrations in specific application areas. In total, we held

$38.8 million and $38.5 million of demonstration inventory at December 31, 2015 and 2014, respectively.

Backlog

        Our backlog consists of firm orders under non-cancellable purchase orders received from customers. Total system backlog at December 31, 2015 and 2014 was approximately $856 million and $877 million, respectively. We anticipate that approximately 82% of the backlog as of December 31, 2015 will be filled in 2016. We experience variable and fluctuating revenues in the first three quarters of the year, while our fourth quarter revenues have historically been stronger than the rest of the year. As a result, backlog on any particular date can be indicative of our short-term revenue performance, but is not necessarily a reliable indicator of long-term revenue performance.

Employees

        As of December 31, 2015 and 2014, we had approximately 6,000 and 6,100 full-time employees worldwide, respectively. Of these employees, approximately 980 and 1,060 were located in the U.S. as of December 31, 2015 and 2014, respectively. Our employees in the U.S. are not unionized or affiliated with any labor organizations. Employees based outside the U.S. are primarily located in Europe. Several of our international subsidiaries are parties to contracts with labor unions and workers' councils. We believe that we have good relationships with our employees and the workers' councils.

        As of December 31, 2015, we had approximately 2,880 employees in production and distribution, 1,490 employees in selling and marketing and 950 employees in research and development with general and administrative employees representing the remainder. As of December 31, 2014, we had approximately 2,980 employees in production and distribution, 1,470 employees in selling and marketing and 960 employees in research and development with general and administrative employees representing the remainder.

Financial Information about Geographic Areas and Segments

        Financial information about our geographic areas and segments may be found in Note 19 to our Consolidated Financial Statements in this Annual Report on Form 10-K, included as part of Item 8 to this report, which includes information about our revenues from external customers, measure of profit and total assets by reportable segment.

Available Information

        We are subject to the informational requirements of the Securities Exchange Act of 1934 ("Exchange Act"). Therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). Such reports, proxy statements and other information may be read and copied by visiting the Public Reference Room of the SEC at 100 F Street N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

        Our website is located at www.bruker.com. We make available free of charge through this website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC.

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

        A significant portion of our business is conducted in currencies other than the U.S. dollar, which is our reporting currency. As a result, currency fluctuations among the U.S. dollar and the currencies in which we do business have caused, and will continue to cause, foreign currency translation gains and losses. In addition, currency fluctuations could cause the price of our products to be more or less competitive than our principal competitors' products. Currency fluctuations will increase or decrease our cost structure relative to those of our competitors, which could lessen the demand for our products and affect our competitive position. From time to time we enter into certain hedging transactions and/or option and foreign currency exchange contracts which are intended to offset some of the market risk associated with our sales denominated in foreign currencies. We cannot predict the effectiveness of these transactions or their impact upon our future operating results, and from time to time they may negatively affect our quarterly earnings.

Our reported financial results may be adversely affected by fluctuations in currency exchange rates.

        In addition to the foreign currency exposure associated with differences between where our products are manufactured and sold by us and our competitors, our exposure to currency exchange rate fluctuations results from the currency translation exposure associated with the preparation of our consolidated financial statements, as well as from the exposure associated with transactions of our subsidiaries that are denominated in a currency other than the respective subsidiary's functional currency. While our financial results are reported in U.S. Dollars, the financial statements of many of our subsidiaries outside the U.S. are prepared using the local currency as the functional currency. During consolidation, these results are translated into U.S. Dollars by applying appropriate exchange rates. As a result, fluctuations in the exchange rate of the U.S. Dollar relative to the local currencies in which our foreign subsidiaries report could cause significant fluctuations in our reported results. Moreover, as exchange rates vary, revenue and other operating results may differ materially from our expectations. The unfavorable effects of changes in currency exchange rates decreased our 2015 and 2014 revenues by approximately $184.4 million or 10.2% and $25.4 million, or 1.4%, respectively. Adjustments resulting from financial statement translations are included as a separate component of shareholders' equity. In the year ended December 31, 2015, we recorded net losses from currency translation adjustments of $63.8 million. In the year ended December 31, 2014, we recorded net losses from currency translation of $131.7 million.

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

        Our businesses and results of operations are affected by international, national and regional economic and political conditions. Many of the countries in which we operate, including the U.S., China, Japan, Southeast Asia, Russia, and certain countries in Europe, have experienced and will continue to experience uncertain economic conditions. Our businesses or financial results may be adversely impacted by unfavorable changes in economic or political conditions in these countries, including adverse changes in interest rates or tax rates, volatile financial and commodity markets, contraction in the availability of credit in the marketplace, and changes in capital spending patterns.

        Our revenue from U.S. operations represented approximately 23% and 21% of total consolidated revenue for fiscal 2015 and 2014, respectively. Our revenue from operations in Europe represented approximately 42% and 41% of total consolidated revenue for the corresponding periods. Our revenue from operations in the Asia Pacific region represented approximately 26% and 27% of total consolidated revenue for the corresponding periods. If economic growth in the U.S. and other countries slows or does not improve, current economic conditions do not improve or deteriorate further, or if the level of government funding for scientific research is reduced, our current or potential customers may delay or reduce purchases which could, in turn, result in reductions in sales of our products, materially and adversely affecting our results of operations and cash flows.

        Continued volatility and disruption of global financial markets could limit our customers' ability to obtain adequate financing to maintain operations and proceed with planned or new capital spending initiatives, leading to a reduction in sales volume that could materially and adversely affect our results of operations and cash flow. Continuation of an economic downturn may also lead to increased pricing pressure for our products and services and a reduction in our operating margins and profitability. In addition, a decline in our customers' ability to pay as a result of a slow-down in the general global or local economy may lead to increased difficulties in the collection of our accounts receivable, higher levels of allowances for doubtful accounts and write-offs of accounts receivable, and higher operating costs as a percentage of revenues. We cannot predict how current or worsening economic conditions or political instability will affect our customers and suppliers or how any negative impact on our customers and suppliers might adversely impact our business results or financial condition.

We derive a significant portion of our revenue from international sales and are subject to the risks of doing business in foreign countries.

        International sales account, and are expected to continue to account, for a significant portion of our total revenues. Our revenue from non-U.S. operations represented approximately 77% and 79% of our total consolidated revenue for fiscal 2015 and 2014, respectively. Our international operations are, and will continue to be, subject to a variety of risks associated with conducting business internationally, many of which are beyond our control. These risks, which may adversely affect our ability to achieve and maintain profitability and our ability to sell our products internationally, include:

  •
  changes in foreign currency translation rates;

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

  •
  compliance with export laws and controls and trade embargoes in multiple jurisdictions;

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

        Our strategy includes expanding our technology base and product offerings through selected mergers, acquisitions and strategic alliances. For example, since 2011, we have completed the acquisition of five businesses to expand our technologies and product offerings. As a result of such transactions, our financial results may differ from our own or the investment community's expectations in a given fiscal quarter, or over the long term.

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

  •
  disruption of our ongoing business;

  •
  potential impairment of relationships with customers as a result of changes in management or otherwise arising out of such transactions; and

  •
  retention of key employees of the acquired businesses within the first one to two years after the acquisition, including the risk that they may compete with us subsequently.

        We may have difficulty developing, manufacturing and marketing the products of a newly acquired company or business in a way that enhances the performance of our combined businesses or product lines. As a result, we may not realize the value from expected synergies. Transactions such as acquisitions have resulted, and may in the future result, in unexpected significant costs and expenses. In the future, we may be required to record charges to earnings during the period if we determine there is an impairment of goodwill or intangible assets, up to the full amount of the value of the assets.

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

        We have recorded goodwill, intangible assets and other long-lived assets which must be periodically evaluated for potential impairment. We assess the realizability of the reported goodwill, intangible assets and other long-lived assets annually, as well as whenever events or changes in circumstances indicate that the assets may be impaired. These events or circumstances generally include operating losses or a significant decline in the earnings associated with the reporting unit these assets are reported within. A decline in our stock price and market capitalization may also cause us to consider whether goodwill, intangible assets and other long-lived assets may require an impairment assessment. Our ability to realize the value of these assets will depend on the future cash flows of the reporting unit in addition to how well we integrate the businesses we acquire. We have recorded impairment losses of $4.6 million and $11.5 million for the years ended December 31, 2015 and 2014, respectively. No impairment losses were recorded in the year ended December 31, 2013.

If our products fail to achieve and sustain sufficient market acceptance across their broad intended range of applications, we will not generate expected revenue.

        Our business strategy depends on our ability to successfully commercialize a broad range of products based on our technology platforms, including magnetic resonance technology, mass spectrometry technology, gas chromatography technology, X-ray technology, atomic force microscopy technology, stylus and optical metrology technology, infrared and superconducting magnet technologies for use in a variety of life science, chemistry and materials analysis applications. Some of our products have only recently been commercially launched and have achieved only limited sales to date. The commercial success of our products depends on obtaining and expanding market acceptance by a diverse array of industrial, academic, medical research and governmental customers around the world. We may fail to achieve or sustain substantial market acceptance for our products across the full range of our intended applications or in one or more of our principal intended applications. Any such failure could decrease our sales and revenue. To succeed, we must convince substantial numbers of potential customers to invest in new systems or replace their existing techniques with X-ray, magnetic resonance, mass spectrometry and vibrational spectroscopy techniques employing our systems. Limited funding available for capital acquisitions by our customers, as well as our customers' own internal purchasing approval policies, could hinder market acceptance of our products. Our intended customers may be reluctant to make the substantial capital investment generally needed to acquire our products or to incur the training and other costs involved with replacing their existing systems with our products. We also may not be able to convince our intended customers that our systems are an attractive and cost-effective alternative to other technologies and systems for the acquisition, analysis and management of molecular information. Additionally, if ethical and other concerns surrounding the use of genetic information, gene therapy or genetically modified organisms become widespread, we may have less demand for our products. Because of these and other factors, our products may fail to gain or sustain market acceptance.

Our products compete in markets that are subject to rapid technological change, and one or more of the technologies underlying our products could be made obsolete by new technology.

        The market for discovery and analysis tools is characterized by rapid technological change and frequent new product introductions. Rapidly changing technology could make some or our entire product lines obsolete unless we are able to continually improve our existing products and develop new products. Because substantially all of our products are based on our technology platforms, including magnetic resonance technology, mass spectrometry technology, gas chromatography technology, X-ray technology, atomic force microscopy technology, stylus and optical metrology technology and infrared, we are particularly vulnerable to any technological advances that would make these techniques obsolete as the basis for analytical systems in any of our markets. To meet the evolving needs of our customers, we must rapidly and continually enhance our current and planned products and services and develop and introduce new products and services. In addition, our product lines are based on complex technologies which are subject to rapid change as new technologies are developed and introduced in the marketplace. We may have difficulty in keeping abreast of the rapid changes affecting each of the different markets we serve or intend to serve. If we fail to develop and introduce products in a timely manner in response to changing technology, market demands or the requirements of our customers, our product sales may decline, and we could experience significant losses. Currently in our backlog, we have orders totaling $100.1 million for ultra-high field magnets. If we are unable to reach the technical feasibility for these magnets, we will be unable to fulfill customer orders where alternate arrangements have not been provided for in customer contracts. Additional risks include extraordinary warranty expenses, rework and potential inventory write-offs.

Our business could be harmed if our collaborations fail to advance our product development.

        Demand for our products will depend, in part, upon the extent to which our collaborations with pharmaceutical, biotechnology and proteomics companies are successful in developing, or helping us to develop, new products and new applications for our existing products. In addition, we collaborate with academic institutions and government research laboratories on product development. We have limited or no control over the resources that any collaborator may devote to our products. Any of our present or future collaborators may not perform their obligations as expected. If we fail to enter into or maintain appropriate collaboration agreements, or if any of these events occur, we may not be able to develop some of our new products, which could materially impede our ability to generate revenue or profits.

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

        A substantial portion of our sales of selected products consists of sales to third parties who incorporate our products into their systems. These third parties are responsible for the marketing and sales of their systems. We have little or no control over their marketing and sales activities or how they use their resources. Our present or future strategic partners may or may not purchase sufficient quantities of products from us or perform appropriate marketing and sales activities. In addition, if we are unable to maintain our relationships with strategic partners, our business may suffer. Failures by our present or future strategic partners, or our inability to maintain or enter into new arrangements with strategic partners for product distribution, could materially impede the growth of our business and our ability to generate sufficient revenue and profits.

We face risks related to sales through distributors and other third parties that we do not control, which could harm our business.

        We sell some products through third party agents, including distributors and value-added resellers. This exposes us to various risks, including competitive pressure, concentration of sales volumes, credit risks and compliance risks. We may rely on one or a few key distributors for a product or market, and the loss of these distributors could reduce our revenue and net earnings. Distributors may also face financial difficulties, including bankruptcy, which could harm our collection of accounts receivables. Risks related to our use of distributors may reduce sales, increase expenses, and weaken our competitive position. Moreover, violations of the FCPA or similar anti-bribery laws by distributors or other third party agents could materially and adversely impact our business and results of operations.

Dependence on contract manufacturing may adversely affect our ability to bring products to market and damage our reputation.

        As part of our efforts to streamline our operations and reduce our operating costs, we outsource aspects of our manufacturing processes and continue to evaluate additional outsourcing. If our contract manufacturers fail to perform their obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and our reputation could suffer. For example, during a market upturn, our contract manufacturers may be unable to meet our demand requirements, which may preclude us from fulfilling our customers' orders on a timely basis. The ability of these manufacturers to perform is largely outside of our control. Additionally, changing or replacing our contract manufacturers could cause disruptions or delays. Problems with outsourced manufacturing could result in lower revenues and unexecuted efficiencies, and adversely affect our financial condition and results of operations.

If investment in life science research spending declines, our ability to generate revenue may suffer.

        We are dependent, both directly and indirectly, upon general investment in life science research, particularly in the research and development budgets of the pharmaceutical and biotechnology industries, as well as upon the financial condition and funding priorities of various governments and government agencies. Since our inception, both we and our academic collaborators and customers have benefited from various governmental contracts and research grants. Whether we or our academic collaborators will continue to be able to attract these grants depends not only on the quality of our products, but also on general spending patterns of public institutions.

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

        We have manufacturing facilities located in the U.S., Europe and Japan. Many of our products are developed and manufactured at single locations, with limited alternate facilities. If we experience any significant disruption of those facilities for any reason, such as strikes or other labor unrest, power interruptions, fire, earthquakes, or other events beyond our control, we may be unable to manufacture the relevant products at previous levels or at all. During 2015, we implemented a restructuring plan to close one of our manufacturing facilities in Germany and move production to existing facilities in Switzerland and France for our high-field magnets. The closure of this facility will be completed in 2016. A reduction or interruption in manufacturing could harm our customer relationships, impede our ability to generate revenues from our backlog or obtain new orders and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

If we fail to extend or renegotiate our primary collective bargaining contracts with labor unions as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage or interruption, our business, results of operations, financial condition and liquidity could be materially adversely affected.

        We are a party to collective bargaining contracts with labor unions, primarily in Germany and France. Although we believe that our relations with our employees are satisfactory, no assurance can be given that we will be able to successfully extend or renegotiate our collective bargaining agreements as they expire from time to time. If we fail to extend or renegotiate our collective bargaining agreements, if disputes with unions arise, or if our unionized workers engage in a strike or other work stoppage or interruption, we could experience a significant disruption of, or inefficiencies in, our operations or incur higher labor costs, which could have a material adverse effect on our business, results of operations, financial condition and liquidity.

Our operations are dependent upon a limited number of suppliers and contract manufacturers.

        We currently purchase components used in our products from a limited number of outside suppliers. Our reliance on a limited number of suppliers could result in time delays associated with redesigning a product due to an inability to obtain an adequate supply of required components and reduced control over pricing, quality and timely delivery. Any of these factors could adversely affect our revenues and profitability. In particular, our X-ray microanalysis business, which manufactures and sells accessories for electron microscopes, is partially dependent on cooperation from larger manufacturers of electron microscopes. Additionally, our elemental analysis business purchases certain optical detectors from a single supplier, PerkinElmer, Inc., the sole supplier of these detector components. Bruker CALID purchases detectors and power supplies from sole or limited source suppliers and its focal plane array detectors from a single supplier, Lockheed Martin Corporation. Similarly, Bruker BioSpin obtains various components from sole or limited source suppliers and BEST obtains various raw materials and uses key production equipment from sole or limited source suppliers or contract manufacturers. There are limited, if any, available alternatives to these suppliers. The existence of shortages of these components or the failure of delivery with regard to these components could have a material adverse effect upon our revenues and margins. In addition, price increases from these suppliers or contract manufacturers could have a material adverse effect upon our gross margins.

        Because of the scarcity of some components, we may be unable to obtain an adequate supply of components, or we may be required to pay higher prices or to purchase components of lesser quality. Any delay or interruption in the supply of these or other components could impair our ability to manufacture and deliver our products, harm our reputation and cause a reduction in our revenues. In addition, any increase in the cost of the components that we use in our products could make our products less competitive and decrease our gross margins. We may not be able to obtain sufficient quantities of required components on the same or substantially the same terms. Additionally, consolidation among our suppliers could result in other sole source suppliers for us in the future.

Supply shortages and increasing prices of raw materials could adversely affect the gross margins and profitability of the Bruker BioSpin Group and of our Bruker Energy & Supercon Technologies business.

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

        The manufacture and sale of our products expose us to product liability claims if any of our products cause injury or are found otherwise unsuitable during manufacturing, marketing, sale or customer use. In particular, if one of our CBRNE detection products malfunctions, this could lead to civilian or military casualties in a time of unrest, exposing us to increased potential for high-profile liability. If our CBRNE detection products malfunction by generating a false-positive to a potential threat, we could be exposed to liabilities associated with actions taken that otherwise would not have been required. Additionally, the nuclear magnetic resonance, research magnetic resonance imaging, Fourier transform mass spectrometry and certain electron paramagnetic resonance magnets of Bruker BioSpin utilize high magnet fields and cryogenics to operate at approximately 4 Kelvin, the temperature of liquid helium. There is an inherent risk of potential product liability due to the existence of these high magnetic fields, associated stray fields outside the magnet, and the handling of the cryogens associated with superconducting magnets. In addition, our MALDI Biotyper product has an IVD-CE mark and is used for the identification of microorganisms. Misidentification or a false-negative of certain bacteria, yeasts or fungi could lead to inappropriate treatment for patients, and could expose us to product liability claims.

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

        In addition, as a result of our international operations, we are subject to compliance with various laws and regulations, including the FCPA and local anti-bribery laws in the jurisdictions in which we do business, which generally prohibit companies and their intermediaries or agents from engaging in bribery or making improper payments to foreign officials or their agents. The FCPA also requires proper record keeping and characterization of such payments in our reports filed with the SEC. Despite maintaining policies and procedures that require our employees to comply with these laws and our standards of ethical conduct, we cannot ensure that these policies and procedures will always protect us from intentional, reckless or negligent acts committed by our employees or agents. In December 2014, we resolved an investigation of the SEC into possible violations of the FCPA arising from past conduct of our subsidiaries operating in China, following our voluntary disclosure to the U.S. Department of Justice and the SEC in 2011 of the results of an investigation by the Audit Committee of our Board of Directors regarding these matters. In connection with the resolution, we consented to the entry of an administrative cease-and-desist order by the SEC concerning violations of the books and records and internal controls provisions of the FCPA and paid an aggregate amount of approximately $2.4 million, consisting of $1.7 million in disgorgement, $0.3 million in prejudgment interest, and a $0.4 million penalty. Additionally, we incurred legal and professional fees associated with the investigation and settlement of approximately $25.1 million. Any future investigations or violations of the FCPA or other anti-bribery laws and regulations could result in severe fines and penalties, criminal sanctions, and restrictions on our business conduct and on our ability to offer our products in one or more countries, and could also materially affect our reputation, our relationships with existing customers, distributors and agents, our ability to obtain new customers and partners and our operating results.

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

        Our clinical products are subject to regulation by the FDA. These regulations govern a wide variety of product related activities, from quality management, design and development to labeling, manufacturing, promotion, sales and distribution. If we or any of our suppliers or distributors fail to comply with FDA and other applicable regulatory requirements, or are perceived to potentially have failed to comply, we may face, among other things, warning letters; adverse publicity affecting both us and our customers; investigations or notices of non-compliance, fines, injunctions, and civil penalties; import or export restrictions; partial suspensions or total shutdown of production facilities or the imposition of operating restrictions; increased difficulty in obtaining required FDA clearances or approvals or foreign equivalents; seizures or recalls of our products or those of our customers; or the inability to sell such products. Any such FDA actions could disrupt our business and operations, lead to significant remedial costs and have a material adverse impact on our financial position and results of operations.

Our success depends on our ability to operate without infringing or misappropriating the proprietary rights of others.

        Our commercial success depends on avoiding the infringement of other parties' patents and proprietary rights as well as avoiding the breach of any licenses relating to our technologies and products. Given that there may be patents of which we are unaware, particularly in the U.S. where patent applications are confidential, avoidance of patent infringement may be difficult. Various third parties hold patents which may relate to our technology, and we may be found in the future to infringe these or other patents or proprietary rights of third parties, either with products we are currently marketing or developing or with new products which we may develop in the future. If a third party holding rights under a patent successfully asserts an infringement claim with respect to any of our current or future products, we may be prevented from manufacturing or marketing our infringing product in the country or countries covered by the patent we infringe, unless we can obtain a license from the patent holder. We may not be able to obtain a license on commercially reasonable terms, if at all, especially if the patent holder is a competitor. In addition, even if we can obtain the license, it may be non-exclusive, which will permit others to practice the same technology licensed to us. We also may be required to pay substantial damages to the patent holder in the event of an infringement. Under some circumstances in the U.S., these damages could include damages equal to triple the actual damages the patent holder incurs. If we have supplied infringing products to third parties for marketing by them or licensed third parties to manufacture, use or market infringing products, we may be obligated to indemnify these third parties for any damages they may be required to pay to the patent holder and for any losses the third parties may sustain themselves as the result of lost sales or license payments they are required to make to the patent holder. Any successful infringement action brought against us may also adversely affect marketing of the infringing product in other markets not covered by the infringement action, as well as our marketing of other products based on similar technology. Furthermore, we will suffer adverse consequences from a successful infringement action against us even if the action is subsequently reversed on appeal, nullified through another action or resolved by settlement with the patent holder. The damages or other remedies awarded, if any, may be significant. As a result, any successful infringement action against us may harm our business.

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

We rely on information technology to support our operations and reporting environments. A security failure of that technology could impact our ability to operate our businesses effectively, adversely affect our financial results, damage our reputation and expose us to potential liability or litigation.

        We use information systems to carry out our operations and maintain our business records. Some systems are internally managed and some are maintained by third-party service providers. We and our service providers employ what we believe are adequate security measures. Our ability to conduct business could be materially and adversely affected if these systems or resources are compromised, damaged or fail. This could be a result of a cyber-incident, natural disaster, hardware or software corruption, failure or error, telecommunications system failure, service provider error or failure, intentional or unintentional personnel actions or other disruption.

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

        As of December 31, 2015, we had outstanding an aggregate principal amount of debt totaling approximately $266.7 million, including $240.0 million of senior unsecured notes, $25.0 million of long-term borrowings under our revolving loan facility and $1.7 million of other debt. We also had the ability to borrow an additional $474.0 million from our existing credit facilities. Most of our outstanding debt is in the U.S. and there are substantial cash requirements in the U.S. to service debt interest obligations, fund operations, capital expenditures, our declared dividends, our share repurchase program and finance potential acquisitions. Our ability to satisfy our debt obligations and meet our other liquidity needs depends on our future operating performance and on economic, financial, competitive and other factors beyond our control. Our business may not generate sufficient cash flow to meet our debt obligations or provide sufficient funds for our other objectives. If we are unable to service our debt or obtain additional financing, we may be forced to delay strategic acquisitions, capital expenditures, research and development expenditures, suspend our share repurchase program or dividend payments. We may not be able to obtain additional financing on terms acceptable to us or at all. Furthermore, a majority of our cash, cash equivalents and short-term investments is generated from foreign operations, with $420.9 million, or 90% held by foreign subsidiaries as of December 31, 2015. Our financial condition and results of operations could be adversely impacted if we are unable to maintain a sufficient level of cash flow in the U.S. to address our funding requirements through cash from operations, efficient and timely repatriation of cash from overseas or other sources obtained at an acceptable cost.

        Additionally, the agreements governing our debt require that we maintain certain financial ratios related to maximum leverage and minimum interest coverage and contain negative covenants, including among others, restrictions on liens, indebtedness of the Company and its subsidiaries, asset sales, dividends and transactions with affiliates. Our ability to comply with these financial restrictions and covenants is dependent on our future performance, which is subject to prevailing economic conditions and other factors, including factors that are beyond our control such as foreign currency translation rates and interest rates. Our failure to comply with any of these restrictions or covenants may result in an event of default under the applicable debt instrument, which could permit acceleration of the debt under the facility and require us to prepay the debt before its scheduled due date.

Various international tax risks could adversely affect our earnings and cash flows.

        We are subject to international tax risks. We could be subject to double taxation on income related to operations in certain countries that do not have tax treaties with the country of the trading partner. In addition, we may have a higher effective income tax rate than that of other companies in our industry if losses incurred by one operating company are not available to offset the income of an operating company located in another country. Also, distributions of earnings and other payments received from our subsidiaries may be subject to withholding taxes imposed by the countries where they are operating or are incorporated. If these foreign countries do not have income tax treaties with the U.S. or the countries where our subsidiaries are incorporated, we could be subject to high rates of withholding taxes on these distributions and payments. Additionally, the amount of the credit that we may claim against our U.S. federal income tax for foreign income taxes paid or accrued is subject to many limitations which may significantly restrict our ability to claim a credit for all of the foreign taxes we pay.

        We currently have reserves established on the statutory books of certain of our international legal entities. Within our audited consolidated financial statements, which have been prepared under U.S. generally accepted accounting principles, or U.S. GAAP, the potential tax liabilities associated with these reserves have been recorded as long-term deferred tax liabilities. If these reserves are challenged, and we are unable to successfully defend the need for such reserves, these liabilities could become current resulting in a negative impact to our anticipated cash flows from operations over the next twelve months.

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

        Historically we have higher levels of revenue in the fourth quarter of the year compared to the first, second and third quarters, which we believe is due to our customers' budgeting cycles. Quarter-to-quarter comparisons of our results of operations should not be relied upon as an indication of our future performance. It is likely that in some future quarters, our results of operations may be below the expectations of public market analysts and investors. In this event, the price of our common stock may fall.

Existing stockholders have significant influence over us.

        As of February 22, 2016, Laukien family members, including our Chairman, President and Chief Executive Officer Frank Laukien and Director and Executive Chairman of the Bruker BioSpin Group Joerg Laukien, owned, in the aggregate, approximately 35% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change in control of our company and will make some transactions difficult to accomplish without the support of these stockholders.

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

ITEM 1B    UNRESOLVED STAFF COMMENTS

        We have not received any written comments from the staff of the Securities and Exchange Commission regarding our periodic or current reports that (1) we believe are material, (2) were issued not less than 180 days before the end of our 2015 fiscal year end, and (3) remain unresolved.

ITEM 2    PROPERTIES

        We believe that our existing principal facilities are well maintained and in good operating condition and that they are adequate for our foreseeable business needs. During 2015, we implemented a restructuring plan to close one of our manufacturing facilities in Germany and move production to existing facilities in Switzerland and France for our high-field magnets. The closure of this facility will be completed in 2016 and minimal interruption in our manufacturing process is expected. We will continue to assess restructuring and outsourcing initiatives and the impact on our properties in the future.

        In addition to the principal facilities noted below we lease additional facilities for sales, applications and service support in various countries throughout the world including Australia, Austria, Belgium, Brazil, Canada, China, Czech Republic, Estonia, France, Germany, Hong Kong, India, Israel, Italy, Japan, Malaysia, Mexico, Netherlands, Poland, Portugal, Russia, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan, Thailand, Turkey, Ukraine, the United Kingdom and the

U.S. If we should require additional or alternative facilities, we believe that such facilities can be obtained on short notice at competitive rates.

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

  •
  an owned 185,000 square foot facility and a leased 18,000 square foot facility in Wissembourg, France; and

  •
  a leased 50,000 square foot facility and a leased 30,000 square foot facility in Billerica, Massachusetts, U.S.A.

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

  •
  an owned 165,000 square foot facility in Leipzig, Germany; and

  •
  an owned 90,000 square foot facility and a leased 26,000 square foot facility in Billerica, Massachusetts, U.S.A.

        Bruker Nano's six principal facilities are located in Karlsruhe, Berlin and Kalkar, Germany; Migdal Ha'Emek, Israel; Madison, Wisconsin, U.S.A.; and Santa Barbara, California, U.S.A. These facilities, which incorporate manufacturing, research and development, application and demonstration, marketing and sales and administration functions for the businesses of Bruker Nano, include:

  •
  an owned 76,000 square foot facility and an owned 46,000 square foot facility in Karlsruhe, Germany;

  •
  an owned 100,000 square foot facility in Santa Barbara, California, U.S.A.;

  •
  an owned 87,000 square foot facility in Berlin, Germany;

  •
  an owned 43,000 square foot facility in Madison, Wisconsin, U.S.A.;

  •
  an owned 26,000 square foot facility in Kalkar, Germany; and

  •
  a leased 22,000 square foot facility in Migdal Ha'Emek, Israel.

BEST Segment:

        BEST's four principal facilities are located in Hanau, Bergisch Gladbach and Alzenau, Germany and Perth, Scotland. These facilities, which incorporate manufacturing, research and development, application and demonstration, marketing and sales and administration functions for the business of BEST, include:

  •
  an owned 47,000 square foot facility in Perth, Scotland;

  •
  a leased 170,000 square foot facility in Hanau, Germany;

  •
  a leased 66,000 square foot facility in Bergisch Gladbach, Germany; and

  •
  a leased 31,000 square foot facility in Alzenau, Germany.

ITEM 3    LEGAL PROCEEDINGS

        We are involved in lawsuits, claims, investigations and proceedings, including, but not limited to, patent and commercial matters, which arise in the ordinary course of business. There are no matters pending that we currently believe are reasonably possible of having a material impact on our business or to our consolidated financial statements.

ITEM 4    MINE SAFETY DISCLOSURE

        Not applicable.

PART II

ITEM 5    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices

        Our common stock is traded on the Nasdaq Global Select Market under the symbol "BRKR." The following table sets forth, for the period indicated, the high and low sales prices for our common stock as reported on the Nasdaq Global Select Market:

	High	Low
First Quarter 2015	$20.06	$17.95
Second Quarter 2015	22.32	18.02
Third Quarter 2015	21.73	16.22
Fourth Quarter 2015	25.23	15.78
First Quarter 2014	$24.40	$19.06
Second Quarter 2014	24.93	19.73
Third Quarter 2014	24.90	18.42
Fourth Quarter 2014	21.05	17.26

        As of February 22, 2016, there were approximately 87 holders of record of our common stock. This number does not include individual beneficial owners of shares held in nominee name or within clearinghouse positions of brokerage firms and banks.

Dividends

        As part of our capital allocation strategy, we periodically evaluate how to deploy capital, including evaluating the potential of initiating a divided in the future. On February 22, 2016, we announced the establishment of a dividend policy and the declaration by our Board of Directors of an initial quarterly cash dividend in the amount of $0.04 per share of our issued and outstanding common stock. The dividend will be paid on March 24, 2016 to stockholders of record as of March 4, 2016. Under the dividend policy, we will target a cash dividend to our stockholders in the amount of $0.16 per share per annum, payable in equal quarterly installments. Subsequent dividend declarations and the establishment of record and payment dates for such future dividend payments, if any, are subject to the Board of Directors' continuing determination that the dividend policy is in the best interests of our stockholders. The dividend policy may be suspended or cancelled at the discretion of the Board of Directors at any time. We are in compliance with restrictions that the terms of certain debt facilities place on the amount of cash dividends that we could potentially pay.

Recent Sales of Unregistered Securities

        There were no unregistered sales of equity securities during the fourth quarter of 2015.

Issuer Purchases of Equity Securities

        The following table sets forth all purchases made by or on behalf of the Company or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the fourth quarter of 2015.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares (or approximate dollar value) that May Yet Be Purchased Under the Plans or Programs (3)
October 1-October 31, 2015	—	$—	—	$—
November 1-November 30, 2015	889,207	22.34	889,207	205,136,465
December 1-December 31, 2015	1,947,835	23.18	1,947,835	159,982,222

	2,837,042	$22.92	2,837,042

(1)
Includes shares repurchased under a $225 million share repurchase program approved by the Board of Directors and announced on November 13, 2015 (the "Repurchase Program"), under which repurchases of common stock may occur from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, legal requirements and other considerations.

(2)
Represents shares repurchased under the Repurchase Program.

(3)
The Repurchase Program authorizes purchases of up to $225 million of the Company's common stock over a two-year period commencing November 12, 2015. As of December 31, 2015, approximately $65 million of common shares have been repurchased. The Repurchase Program expires November 11, 2017 and can be suspended, modified or terminated at any time without prior notice. The Company had previously announced on May 20, 2015 a program approved by the Board of Directors (the "Anti-Dilutive Repurchase Program") under which repurchases were authorized in an amount intended to approximately offset, on an annual basis, the dilutive effect of shares that are or may be issued pursuant to stock option and restricted stock awards under our long-term incentive plans. The Anti-Dilutive Repurchase Program was suspended until January 1, 2017 upon the approval of the Repurchase Program.

Stock Price Performance Graph

        The graph below shows the cumulative stockholder return, assuming the investment of $100 (and the reinvestment of any dividends thereafter) for the period beginning on December 31, 2010 and ending on December 31, 2015, for our common stock, stocks traded on Nasdaq and a peer group consisting of companies traded on Nasdaq with Standard Industry Classification, or SIC, codes from 3800 to 3899, representing measuring instruments, photo, medical and optical goods and timepieces and SIC code 3826 Laboratory Analytical Instruments for U.S. Public Companies for which we will utilize henceforth as we consider this code to most closely align with our peer group. The stock price performance of Bruker Corporation shown in the following graph is not indicative of future stock price performance.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2015

Cumulative Total Return Index for:	2010	2011	2012	2013	2014	2015
Bruker Corporation	$100.0	$74.8	$91.8	$119.1	$118.2	$146.2
NASDAQ Stock Market (US companies)	100.0	100.5	118.9	165.7	191.0	205.8
NASDAQ Stock Market (US companies , SIC 3800-3899—measuring instruments, photo, med & optical goods, timepieces)	100.0	103.9	118.0	151.4	174.7	168.6
SIC Code 3826 Laborartory Analytical Instruments	100.0	83.7	104.4	148.1	173.0	185.2

        The data for this performance graph was compiled by Zack's Investment Research, Inc. and is used with their permission.

ITEM 6    SELECTED FINANCIAL DATA

        The consolidated statements of income and comprehensive income (loss) data for each of the years ended December 31, 2015, 2014 and 2013, and the consolidated balance sheet data as of December 31, 2015 and 2014, have been derived from our audited consolidated financial statements included in Item 8 in this Annual Report on Form 10-K.

        The data presented below was derived from consolidated financial statements that were prepared in accordance with U.S. generally accepted accounting principles and should be read with the consolidated and combined financial statements, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2015 (1)	2014 (2)	2013 (3)	2012 (4)	2011
	(in millions, except per share data)
Consolidated/Combined Statements of Income Data:
Product revenue	$1,381.1	$1,571.9	$1,611.4	$1,556.5	$1,445.6
Service revenue	235.5	231.8	219.3	210.0	194.8
Other revenue	7.2	5.2	8.7	24.9	11.3
Total revenue	1,623.8	1,808.9	1,839.4	1,791.4	1,651.7
Total costs and operating expenses	1,478.1	1,703.5	1,691.2	1,635.4	1,496.1
Operating income	145.7	105.4	148.2	156.0	155.6
Net income attributable to Bruker Corporation	101.6	56.7	80.1	77.5	92.3
Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.60	$0.34	$0.48	$0.47	$0.56
Diluted	$0.60	$0.33	$0.48	$0.46	$0.55

(1)
2015 includes $29.3 million of restructuring costs and $4.6 million of impairment of goodwill, definite-lived intangible assets and other long-lived assets.

(2)
2014 includes $36.1 million of restructuring costs and $11.5 million of impairment of definite-lived intangible assets and other long-lived assets.

(3)
2013 includes $25.3 million of restructuring costs.

(4)
2012 includes $23.8 million of an impairment of assets of goodwill, definite-lived intangible assets and other long-lived assets.

	Year Ended December 31,
	2015	2014 (1)	2013	2012	2011
	(in millions)
Consolidated/Combined Balance Sheet Data:
Cash and cash equivalents	$267.1	$319.5	$438.7	$310.6	$246.0
Short-term investments	201.2	178.0	—	—	—
Working capital	677.0	783.6	783.3	627.9	438.3
Total assets	1,730.9	1,864.8	1,988.3	1,856.4	1,710.5
Total debt	266.7	355.0	355.0	337.2	303.1
Other long-term liabilities	177.4	156.2	135.2	129.0	110.4
Total shareholders' equity	732.9	771.7	850.2	709.7	624.9

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

  •
  Results of Operations.  This section provides our analysis of the significant line items on our consolidated statements of income and comprehensive income (loss) for the year ended December 31, 2015 compared to the year ended December 31, 2014 and for the year ended December 31, 2014 compared to the year ended December 31, 2013.

  •
  Liquidity and Capital Resources.  This section provides an analysis of our liquidity and cash flow and a discussion of our outstanding debt and commitments.

  •
  Critical Accounting Policies and Estimates.  This section discusses the accounting estimates that are considered important to our financial condition and results of operations and require us to exercise subjective or complex judgments in their application. All of our significant accounting policies are summarized in Note 2 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

  •
  Recent Accounting Pronouncements.  This section provides a summary of recent accounting pronouncements and discusses their potential impact on our consolidated financial statements.

  •
  Transactions with Related Parties.  This section summarizes transactions with related parties.

OVERVIEW

        We are organized into four operating segments: the Bruker BioSpin Group, the Bruker CALID Group, the Bruker Nano Group and the Bruker Energy & Supercon Technologies (BEST) Segment.

        For the twelve months ended December 31, 2015, our revenue decreased by $185.1 million, or 10.2%, to $1,623.8 million, compared to $1,808.9 million for the comparable period in 2014. The impact of changes in foreign currency translation rates and divestitures in our former Chemical and Applied Markets (CAM) Division, offset by our recent acquisition of Jordan Valley Semiconductors, Ltd., caused a decline of $221.5 million, or 12.3%. Excluding these items, revenue increased 2.1%, which was driven by growth in the Bruker CALID Group, Bruker Nano Group and BEST Segment. Revenue growth in these operating segments was offset by a decline in the Bruker BioSpin Group, as discussed in further detail below within Results of Operations.

        Our gross profit margin increased to 43.6% from 42.2% during the twelve months ended December 31, 2015 as compared to the twelve months ended December 31, 2014. The increase in gross margin percentage was primarily caused by the positive impact of recent operational improvement initiatives, product pricing, outsourcing of various manufacturing activities, the favorable impact of changes in foreign currency translation rates and recent divestiture and restructuring actions. These factors are further discussed below within Results of Operations. Selling, general and administrative expenses and research and development costs during the twelve months ended December 31, 2015 decreased by approximately $87.3 million from the prior year, which was caused by the favorable impact of changes in foreign currency translation rates and recent divestiture and restructuring actions.

        Earnings per share increased $0.27 to $0.60 per diluted share in the twelve months ended December 31, 2015 when compared to the same period in 2014. The increase was attributable to operating profit improvements and a favorable effective tax rate due to the release of valuation allowances on certain U.S. deferred tax assets.

        In the twelve months ended December 31, 2015, we generated $195.0 million in free cash flow. We calculate free cash flow as net cash provided by operating activities of $229.2 million less purchases of property, plant and equipment of $34.2 million. Our free cash flow was primarily driven by the higher operating results and reduction in working capital as we progress with our operational improvement initiatives. The time elapsed between the date customer orders are taken, deposits from the customers are received, and our receipt of full payments for the orders can fluctuate significantly from period to period. This cycle had a significantly positive effect on our free cash flow generation in 2015.

        As previously disclosed, we commenced a restructuring initiative in 2015 within the Bruker BioSpin Group, which was developed as a result of a revenue decline that occurred during the second half of 2014 and continued during the first half of 2015. This initiative is intended to improve Bruker BioSpin Group's operating results. Restructuring actions are expected to result in a reduction of employee headcount within the Bruker BioSpin Group of approximately 9%. Restructuring expenses related to this initiative recorded during the year ended December 31, 2015 were $14.1 million, consisting of $2.1 million for inventory write-downs and $12.0 million of severance and exit costs. The restructuring also includes the closure and consolidation of certain Bruker BioSpin manufacturing facilities. We performed an evaluation during the year ended December 31, 2015 and determined that certain property, plant and equipment were impaired and recorded an impairment charge of $2.1 million to reduce those assets to fair value. Total restructuring and other one-time charges related to this initiative continuing into 2016 are expected to be between $3 and $5 million, which all relate to employee separation and facility exit costs. We expect to generate approximately $10 million in annualized savings when this restructuring initiative is completed by the end of the first quarter in 2016. Prior restructuring initiatives have been executed as planned and there have been no material changes to initially recorded liabilities other than payments.

        During the twelve months ended December 31, 2015, we outsourced our pension plan in Switzerland to an outside insurance provider, made certain plan design changes, and remeasured the pension liability. As a result, non-cash pension expenses in 2015 increased by approximately $16.0 million, which included a one-time, non-cash settlement charge of $10.2 million recorded in the first quarter of 2015 as the plan assets and pension obligations for the retirees and other certain members of the population were transferred to an outside insurance provider. The settlement charge was recorded as a component of Other Charges, net in our consolidated statements of income and comprehensive income (loss).

        We can experience quarter-to-quarter fluctuations in our operating results as a result of various factors, some of which are outside of our control, such as:

  •
  the timing of governmental stimulus programs and academic research budgets;

  •
  the time it takes between the date customer orders and deposits are received, systems are shipped and accepted by our customers and full payment is received;

  •
  the time it takes for customers to construct or prepare their facilities for our products; and

  •
  the time required to obtain governmental licenses.

        These factors have in the past affected the amount and timing of revenue recognized on sales of our products and receipt of related payments and will continue to do so in the future. Accordingly, our operating results in any particular quarter may not necessarily be an indication of any future quarter's operating performance.

RESULTS OF OPERATIONS

  Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Consolidated Results

        The following table presents our results for the years ended December 31, 2015 and 2014 (dollars in millions, except per share data):

	Year Ended December 31,
	2015	2014
Product revenue	$1,381.1	$1,571.9
Service revenue	235.5	231.8
Other revenue	7.2	5.2

Total revenue	1,623.8	1,808.9
Cost of product revenue	774.2	896.0
Cost of service revenue	139.7	149.6
Cost of other revenue	1.3	—

Total cost of revenue	915.2	1,045.6

Gross profit	708.6	763.3
Operating expenses:
Selling, general and administrative	392.2	451.0
Research and development	145.7	174.2
Impairment of assets	4.6	11.5
Other charges	20.4	21.2

Total operating expenses	562.9	657.9

Operating income	145.7	105.4
Interest and other income (expense), net	(17.7)	(4.1)

Income before income taxes and noncontrolling interest in consolidated subsidiaries	128.0	101.3
Income tax provision	23.1	41.7

Consolidated net income	104.9	59.6
Net income attributable to noncontrolling interest in consolidated subsidiaries	3.3	2.9

Net income attributable to Bruker Corporation	$101.6	$56.7

Net income per common share attributable to
Bruker Corporation shareholders:
Basic	$0.60	$0.34
Diluted	$0.60	$0.33
Weighted average common shares outstanding:
Basic	168.2	167.8
Diluted	169.1	169.5

Revenue

        For the year ended December 31, 2015, our revenue decreased by $185.1 million, or 10.2%, to $1,623.8 million, compared to $1,808.9 million for the year ended December 31, 2014. Included in revenue was a decrease of approximately $184.4 million from the impact of foreign currency translation caused by the strengthening of the U.S. Dollar versus the Euro, Japanese Yen and other currencies, and a decrease of approximately $37.1 million attributable to divestitures, which was partially offset by the acquisition of Jordan Valley Semiconductors, Ltd. Excluding the effects of foreign currency translation and our recent acquisitions and divestitures, revenue increased by $36.4 million, or 2.1%.

        BSI Segment revenue decreased by $175.4 million, or 10.5%, to $1,499.2 million for the year ended December 31, 2015, compared to $1,674.6 million for the year ended December 31, 2014. BEST Segment revenue decreased by $19.2 million, or 12.6%, to $133.7 million for the year ended December 31, 2015, compared to $152.9 million for the year ended December 31, 2014.

        Please see the Segment Results section later in this section for additional discussion of our revenue.

Gross Profit

        Our gross profit for the year ended December 31, 2015 was $708.6 million, resulting in a gross profit margin of 43.6%, compared to $763.3 million, resulting in a gross profit margin of 42.2%, for the year ended December 31, 2014. Included in gross profit were various charges for amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring costs totaling $42.4 million and $44.4 million for the years ended December 31, 2015 and 2014, respectively. Excluding these charges, our gross profit margin for the year ended December 31, 2015 and 2014 was 46.2% and 44.7%, respectively. The higher gross profit margin is primarily attributable to the favorable impact of changes in foreign currency translation rates, the increased business volume in certain product lines, the favorable impact of recent operational improvement initiatives, product pricing within the Bruker BioSpin Group, outsourcing of various manufacturing activities, and recent divestiture and restructuring actions, including, among others, those within our former CAM Division.

Selling, General and Administrative

        Our selling, general and administrative expenses for the year ended December 31, 2015 decreased to $392.2 million, or 24.2% of revenue, from $451.0 million, or 24.9% of revenue, for the year ended December 31, 2014. The decrease was primarily attributable to the favorable impact of changes in foreign currency translation rates and divestitures within our former CAM Division.

Research and Development

        Our research and development expenses for the year ended December 31, 2015 decreased to $145.7 million, or 9.0% of revenue, from $174.2 million, or 9.6% of revenue, for the year ended December 31, 2014. The decrease was attributable to the favorable impact of changes in foreign currency translation rates, recent divestitures and restructuring actions, primarily within our former CAM Division, lower material costs and improved efficiency of our product development processes.

Impairment of Assets

        We recorded an impairment charge of $4.6 million for the year ended December 31, 2015, comprised of goodwill, definite-lived intangible assets and other long-lived assets of $0.7 million, $1.8 million and $2.1 million, respectively, related to the restructuring actions within the Bruker BioSpin Group during the year.

        We recorded an impairment charge of $11.5 million for the year ended December 31, 2014, comprising definite-lived intangible asset and other long-lived assets of $0.9 million and $5.5 million, respectively, relating to our former CAM Division due to restructuring and divestiture actions, and an impairment charge of $5.1 million within our BEST Segment to reduce the carrying value of certain long-lived assets to their fair value due to the projected cash flows of those assets not expected to be sufficient to recover their carrying value.

        At December 31, 2015 and 2014, we performed our annual goodwill and indefinite-lived intangible impairment evaluation and concluded the fair values of each of our reporting units were significantly greater than their carrying amounts, and therefore, no additional impairment is required.

        We will continue to monitor goodwill and long-lived intangible assets, as well as long-lived tangible assets, for possible future impairment.

Other Charges, Net

        Other charges, net of $20.4 million recorded in 2015 are almost entirely related to the BSI Segment. The charges consisted primarily of a $10.2 million one-time, non-cash settlement charge as the plan assets and pension obligations for the retirees and other certain members of the population within our pension plan in Switzerland were transferred to an outside insurance provider, $8.1 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives and $8.9 million of costs associated with our global information technology (IT) transformation initiative, partially offset by ($7.2) million of contingent consideration reversals as it was determined that certain financial targets related to the applicable products would not meet the required thresholds for payment.

        Other charges, net of $21.2 million recorded in 2014 related to the BSI Segment. The charges consisted of $11.1 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives, $3.2 million of legal and other professional service fees associated with our internal investigation and review of our operations in China, $2.9 million of acquisition-related costs and $4.0 million of costs associated with our global IT transformation initiative.

        In 2016, we expect to incur $6-$8 million of expense related to various outsourcing initiatives and other restructuring activities that were implemented in 2015 or will commence in 2016.

Operating Income

        Operating income for the year ended December 31, 2015 was $145.7 million, resulting in an operating margin of 9.0%, compared to income from operations of $105.4 million, resulting in an operating margin of 5.8% for the year ended December 31, 2014. Operating income included restructuring costs of $29.3 million and $36.1 million during the year ended December 31, 2015 and 2014, respectively, which were related to closing facilities and implementing outsourcing and other restructuring initiatives.

        Operating income also included $40.2 million and $42.9 million for the year ended December 31, 2015 and 2014, respectively, for various charges for amortization of acquisition-related intangible assets and other acquisition-related costs, legal and other professional service fees related to our internal investigation and review of our operations in China, impairment of long-lived assets, and costs associated with our global IT transformation initiative. Excluding the charges noted above, operating margins were 13.3% and 10.2% for the year ended December 31, 2015 and 2014, respectively. The increase in operating margin was caused by the improvements in gross profit margins and reduction of operating expenses as discussed above.

Interest and Other Income (Expense), Net

        Interest and other income (expense), net during the year ended December 31, 2015 was ($17.7) million, compared to ($4.1) million for the year ended December 31, 2014.

        During the year ended December 31, 2015, the major components within interest and other income (expense), net were net interest expense of $11.8 million and realized and unrealized losses on foreign currency denominated transactions of $5.5 million. The realized and unrealized losses on foreign currency denominated transactions during the year ended December 31, 2015 were primarily caused by the fluctuations of the U.S. dollar, the Euro and the Swiss Franc. During the year ended December 31, 2014, the major components within interest and other income (expense), net were net interest expense of $12.5 million, a settlement charge related to the review of our operations in China of $2.4 million and realized and unrealized losses on foreign currency transactions of $2.0 million. These expenses were partially offset by gains on the sale of product lines of $8.3 million, driven by the divestiture of product lines within the former CAM Division noted above, an insurance claim reimbursement of $2.5 million and an incentive from the Commonwealth of Massachusetts of $1.1 million.

        We expect to incur approximately $13.5 million of interest expense in 2016.

Provision for Income Taxes

        The income tax provision for the year ended December 31, 2015 was $23.1 million compared to an income tax provision of $41.7 million for the year ended December 31, 2014, representing effective tax rates of 18.0% and 41.2%, respectively. The decrease in the effective tax rate is primarily attributable to a partial release of U.S. valuation allowances previously recorded against deferred tax assets, and by changes in the mix of earnings among tax jurisdictions. Our valuation allowance at December 31, 2015 decreased $20.2 million as compared to December 31, 2014, including a reduction to the beginning of the year valuation allowance of $20.8 million, to account for a change in judgment with respect to the realizability of our U.S. deferred tax assets. This decrease was primarily attributable to U.S. net operating loss and foreign tax credit usage as a result of the repatriation of $235.3 million of foreign earnings to the United States during 2015 prompted by adverse interest rate conditions in Europe that were unfavorably impacting cash balances. Among the evidence supporting our conclusion with respect to the realizability of these deferred tax assets was the elimination of recent cumulative U.S. losses as well as expected future near term U.S. taxable income. Our tax rate may change over time as the amount and mix of jurisdictional income changes.

Net Income Attributable to Noncontrolling Interests

        Net income attributable to noncontrolling interests for the year ended December 31, 2015 was $3.3 million compared to $2.9 million for the year ended December 31, 2014. The net income attributable to noncontrolling interests represents the minority shareholders' proportionate share of the net income recorded by our majority-owned indirect subsidiaries.

Net Income Attributable to Bruker Corporation

        Our net income attributable to Bruker Corporation for the year ended December 31, 2015 was $101.6 million, or $0.60 per diluted share, compared to net income of $56.7 million, or $0.33 per diluted share, for 2014. The increase for the year ended December 31, 2015 was primarily caused by increased operating income and a favorable effective tax rate as discussed above.

Segment Results

Revenue

        The following table presents revenue, change in revenue, and revenue growth by reportable segment for the years ended December 31, 2015 and 2014 (dollars in millions):

	2015	2014	Dollar Change	Percentage Change
BSI	$1,499.2	$1,674.6	$(175.4)	(10.5)%
BEST	133.7	152.9	(19.2)	(12.6)%
Eliminations (a)	(9.1)	(18.6)	9.5

	$1,623.8	$1,808.9	$(185.1)	(10.2)%

(a)
Represents product and service revenue between reportable segments.

BSI Segment Revenues

        For financial reporting purposes, we aggregate the Bruker BioSpin, Bruker CALID and Bruker Nano operating segments into the Bruker Scientific Instruments (BSI) reportable segment, which represented approximately 92% of the Company's revenues during the twelve months ended December 31, 2015. This aggregation reflects these operating segments' similar economic characteristics, production processes, customer services provided, types and classes of customers, methods of distribution and regulatory environments. Our BEST Segment is our other reportable segment and represents the remainder of our revenues.

        BSI Segment revenue decreased by $175.4 million, or 10.5%, to $1,499.2 million for the year ended December 31, 2015, compared to $1,674.6 million for the year ended December 31, 2014. Included in revenue was a decrease of approximately $160.9 million from the impact of foreign currency translation caused by the strengthening of the U.S. Dollar versus the Euro, Japanese Yen and other currencies and a decrease of approximately $37.1 million attributable to the divestiture of the former CAM Division, partially offset by the acquisition of Jordan Valley, Semiconductors, Ltd. Excluding the effects of foreign currency translation and our recent acquisitions and divestitures, revenue increased by $22.6 million, or 1.3%, as further discussed below.

        Excluding the effect of foreign currency translation, Bruker BioSpin Group revenue decreased $20.6 million, or 3.3%, to $602.2 million for the year ended December 31, 2015, compared to $622.8 million for the year ended December 31, 2014. The Bruker BioSpin Group decrease in revenue was primarily attributable to a decline in revenue for MRI, Molecular Imaging (MI) and EPR products, which was partially offset by increased sales of NMR products predominantly in the second half of 2015. The increase in sales of NMR products of $54.2 million resulted from increased levels of new order bookings over the comparable period in 2014. In addition, the twelve months ended December 31, 2014 benefited from the recognition of a significant 21 Tesla high-field magnet sale.

        Excluding the effect of foreign currency translation and our recent acquisitions and divestitures, Bruker CALID Group revenue increased by $37.8 million, or 7.4%, to $591.3 million for the year ended December 31, 2015, compared to $553.5 million for the year ended December 31, 2014. The Bruker CALID Group experienced higher revenue levels for certain mass spectrometry products (primarily MALDI-TOF and MALDI Biotyper) caused primarily by strong underlying academic, pharma, biotech and contract research markets. CBRNE products sales were higher as a result of certain large orders and newly launched explosive trace detection products sold to European airports. The increase in revenue was partially offset by a decline in sales of MIR products caused by weaker demand in end markets.

        Excluding the effect of foreign currency translation and our recent acquisitions and divestitures, Bruker Nano Group revenue increased by $5.5 million, or 1.1%, to $503.8 million for the year ended December 31, 2015, compared to $498.3 million for the year ended December 31, 2014. The Bruker Nano Group experienced an increase in revenue levels in the X-ray diffraction, single crystal X-ray diffraction, and electron microscope analyzer markets, which was partially offset by a decrease in revenue caused by continued weakness in the semiconductor, data storage and industrial markets. Improvements in commercial processes, such as improved sales forecasting resulting in better production planning, improved understanding of customer site readiness and better scheduling of installation services also contributed to the sales increase.

        System revenue and aftermarket revenue as a percentage of total BSI Segment revenue were as follows during the years ended December 31, 2015 and 2014 (dollars in millions):

	2015		2014
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System revenue	$1,119.7	74.7%	$1,316.5	78.6%
Aftermarket revenue	379.5	25.3%	358.1	21.4%

Total revenue	$1,499.2	100.0%	$1,674.6	100.0%

        System revenue in the BSI Segment included nuclear magnetic resonance systems, magnetic resonance imaging systems, electron paramagnetic imaging systems, mass spectrometry systems, gas chromatography systems, CBRNE detection systems, X-ray systems, spark-optical emission spectroscopy systems, atomic force microscopy systems, stylus and optical metrology systems, molecular spectroscopy systems and other systems. Aftermarket revenues in the BSI Segment include accessory sales, consumables, training and services.

BEST Segment Revenues

        BEST Segment revenue decreased by $19.2 million, or 12.6%, to $133.7 million for the year ended December 31, 2015, compared to $152.9 million for the year ended December 31, 2014. The decline in revenue was primarily caused by the impact of changes in foreign currency translation, which was partially offset by increases resulting from the completion of the ROSATOM pilot line and the timing of certain large orders.

        System and wire revenue and aftermarket revenue as a percentage of total BEST Segment revenue were as follows during the years ended December 31, 2015 and 2014 (dollars in millions):

	2015		2014
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System and wire revenue	$129.7	97.0%	$148.4	97.1%
Aftermarket revenue	4.0	3.0%	4.5	2.9%

Total revenue	$133.7	100.0%	$152.9	100.0%

        System and wire revenue in the BEST Segment includes low and high temperature superconducting wire and superconducting devices, including magnets, linear accelerators and radio frequency cavities. Aftermarket revenues in the BEST Segment consist primarily of license revenue and consumables sales.

Gross Profit and Operating Expenses

        For the year ended December 31, 2015, gross profit margin in the BSI Segment increased to 45.5% from 43.7% in the comparable period in 2014. The increase in gross profit margin percentage was primarily caused by the favorable impact of changes in foreign currency translation rates and the positive impact of higher business volume in certain product lines, recent operational improvement initiatives, increased product pricing, outsourcing of various manufacturing activities, and recent divestiture and restructuring activities. The BEST Segment gross profit margin increased to 19.5% from 18.8% for the comparable period in 2014. Higher gross margins resulted primarily from the completion of certain large projects during the year and from changes in foreign currency translation rates.

        For the year ended December 31, 2015, selling, general and administrative expenses and research and development expenses in the BSI Segment decreased to $524.2 million, or 35.0% of segment revenue, from $604.8 million, or 36.1% of segment revenue, for the comparable period in 2014. The decrease reflected the favorable impact of changes in foreign currency and recent divestiture and restructuring actions within the former CAM Division. Selling, general and administrative expenses and research and development expenses in the BEST Segment decreased to $13.7 million, or 10.2% of segment revenue, in 2015 compared to $20.4 million, or 13.3% of segment revenue, in 2014. The decrease was primarily attributable to the reduction in operating expenses and the favorable impact of changes in foreign currency.

Operating Income

        The following table presents operating income and operating margins on revenue by reportable segment for the years ended December 31, 2015 and 2014 (dollars in millions):

	2015		2014
	Operating Income	Percentage of Segment Revenue	Operating Income	Percentage of Segment Revenue
BSI	$133.2	8.9%	$99.8	6.0%
BEST	11.5	8.6%	3.4	2.2%
Corporate, eliminations and other (a)	1.0		2.2

Total operating income	$145.7	9.0%	$105.4	5.8%

(a)
Represents corporate costs and eliminations not allocated to the reportable segments.

        BSI operating income for the year ended December 31, 2015 was $133.2 million, resulting in an operating margin of 8.9%, compared to income from operations of $99.8 million, resulting in an operating margin of 6.0%, for the year ended December 31, 2014. Income from operations included $68.4 million and $73.7 million in the years ended December 31, 2015 and 2014, respectively, of various charges representing amortization of acquisition-related intangible assets and other acquisition-related costs, legal and other professional fees related to our internal investigation and review of our operations in China, restructuring and relocation costs, impairment of definite-lived intangible assets and other long-lived assets, and costs associated with our global IT transformation initiative. Excluding these costs, operating income for BSI was $201.6 million and $173.5 million, resulting in operating margins of 13.4% and 10.4%, respectively, for the years ended December 31, 2015 and 2014. Increases in operating margins were primarily caused by higher gross margin levels and lower operating expenses as discussed above.

        BEST operating income for the year ended December 31, 2015 was $11.5 million, resulting in an operating margin of 8.6%, compared to operating income of $3.4 million, resulting in an operating margin of 2.2%, for the year ended December 31, 2014. The increase in operating margin is primarily the result of the increased gross margins as a result of the completion of certain large orders during the year.

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

Revenue

        For the year ended December 31, 2014, our revenue decreased by $30.5 million, or 1.7%, to $1,808.9 million, compared to $1,839.4 million for the year ended December 31, 2013. Included in revenue was a decrease of approximately $25.4 million from the impact of foreign currency translation caused by the strengthening of the U.S. Dollar versus the Japanese Yen, Russian Ruble and other currencies, and an increase of approximately $2.9 million attributable to recent acquisitions and divestitures. Excluding the effects of foreign currency translation and our recent acquisitions and divestitures, revenue decreased by $8.0 million, or 0.4%.

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

Gross Profit

        Our gross profit for the year ended December 31, 2014 was $763.3 million, resulting in a gross profit margin of 42.2%, compared to $805.2 million, resulting in a gross profit margin of 43.8%, for the year ended December 31, 2013. Included in gross profit were various charges for amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring costs totaling $44.4 million and $27.3 million for the years ended December 31, 2014 and 2013, respectively. Excluding these charges, our gross profit margin for the year ended December 31, 2014 and 2013 was 44.7% and 45.3%, respectively. The lower gross profit margin was primarily driven by the negative effects of foreign currency translation rates, including the impact of the strengthening of the U.S. Dollar versus the Japanese Yen, as our Yen denominated revenues substantially exceeded our Yen denominated expenses. In addition, 2013 gross profit margin benefited from license revenue recognized on the sale of technology in the BEST Segment, which had no cost of revenue. These effects were partially offset by favorable changes in the mix of products sold during 2014, including a 21 Tesla high-field magnet that benefited from higher gross profit margins.

Selling, General and Administrative

        Our selling, general and administrative expenses for the year ended December 31, 2014 increased to $451.0 million, or 24.9% of revenue, from $437.9 million, or 23.8% of revenue, for the year ended December 31, 2013. The increase in selling, general and administrative expenses was primarily attributable to: increased sales and marketing spending, particularly in our former LSC Division for our MALDI Biotyper product; the hiring of new senior management; general and administrative spending related to certain investments including financial reporting system improvements and strategic advisory services; higher allowance for doubtful accounts including amounts associated with certain distributor arrangements in Asia; and expenses relating to recent acquisitions. The increases were partially offset by the favorable impact of changes in foreign currency translation rates.

Research and Development

        Our research and development expenses for the year ended December 31, 2014 decreased to $174.2 million, or 9.6% of revenue, from $190.5 million, or 10.4% of revenue, for the year ended December 31, 2013. The decrease in research and development expenses was attributable to our efforts to improve the efficiency of our product development process.

Impairment of Assets

        The Company recorded an impairment charge of $11.5 million for the year ended December 31, 2014, comprising definite-lived intangible asset and other long-lived assets of $0.9 million and $5.5 million, respectively, relating to our former CAM Division caused by restructuring and divestiture actions, and an impairment charge of $5.1 million within our BEST Segment to reduce the carrying value of certain long-lived assets to their fair value caused by the projected cash flows of those assets not expected to be sufficient to recover their carrying value.

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

        Operating income also included $42.9 million and $32.0 million for the year ended December 31, 2014 and 2013, respectively, for various charges for amortization of acquisition-related intangible assets and other acquisition-related costs, legal and other professional service fees related to our internal investigation and review of our operations in China, impairment of long-lived assets and costs associated with a global information technology transformation initiative. Excluding the charges noted above, operating margins were 10.2% and 11.2% for the year ended December 31, 2014 and 2013, respectively. The decline in operating margin was driven by the negative effect caused by changes in foreign currency translation rates.

Interest and Other Income (Expense), Net

        Interest and other income (expense), net during the year ended December 31, 2014 was ($4.1) million, compared to ($23.6) million for the year ended December 31, 2013.

        During the year ended December 31, 2014, the major components within interest and other income (expense), net were net interest expense of $12.5 million, a settlement charge related to the review of our operations in China of $2.4 million and realized and unrealized losses on foreign currency transactions of $2.0 million. These expenses were partially offset by gains on the sale of product lines of $8.3 million driven by the divestiture of product lines within the former CAM Division noted above, an insurance claim reimbursement of $2.5 million, and an incentive from the Commonwealth of Massachusetts of $1.1 million. During the year ended December 31, 2013, the major components within interest and other income (expense), net were net interest expense of $12.4 million and realized and unrealized losses on foreign currency transactions of $10.4 million.

Provision for Income Taxes

        The income tax provision for the year ended December 31, 2014 was $41.7 million compared to an income tax provision of $42.8 million for the year ended December 31, 2013, representing effective tax rates of 41.2% and 34.3%, respectively. The increase in the effective tax rate is primarily caused by unbenefited losses associated with the actions at our former CAM Division. That impact was offset slightly by changes in the mix of earnings among tax jurisdictions. Our income tax provision for the years ended December 31, 2014 and 2013 reflects amounts for non-U.S. entities only as we maintained a full valuation allowance against all U.S. deferred tax assets, including our U.S. net operating losses and tax credits, until evidence existed that it is more likely than not that the loss carryforward and credit amounts will be utilized to offset U.S. taxable income.

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

Net Income Attributable to Bruker Corporation

        Our net income attributable to Bruker Corporation for the year ended December 31, 2014 was $56.7 million, or $0.33 per diluted share, compared to net income of $80.1 million, or $0.48 per diluted share, for 2013. The decrease for the year ended December 31, 2014 was primarily caused by lower gross margin levels and a higher effective tax rate, partially offset by gains on the sale of product lines in 2014.

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

BSI Segment Revenues

        BSI Segment revenue decreased by $34.9 million, or 2.0%, to $1,674.6 million for the year ended December 31, 2014, compared to $1,709.5 million for the year ended December 31, 2013. Included in revenue was a decrease of approximately $25.5 million from the impact of foreign currency translation caused by the strengthening of the U.S. Dollar versus the Japanese Yen, Russian Ruble and other currencies, and an increase of approximately $2.9 million attributable to recent acquisitions and divestitures. Excluding the effects of foreign currency translation and our recent acquisitions and divestitures, revenue decreased by $12.3 million, or 0.7%.

        Bruker BioSpin Group revenue decreased $1.6 million, or 0.3%, to $622.8 million for the year ended December 31, 2014, compared to $624.4 million for the year ended December 31, 2013. Bruker BioSpin Group revenue reflected lower sales caused by reduced orders of NMR systems from governmental and academic research customers, partially offset by the recognition of revenue on the sale of a 21 Tesla high-field magnet and higher sales of MRI, MI and EPR products.

        Bruker CALID Group revenue decreased by $27.9 million, or 4.8%, to $553.5 million for the year ended December 31, 2014, compared to $581.4 million for the year ended December 31, 2013. The decrease in revenue was driven by declines in the former CAM Division, in part due to the divestiture and restructuring actions during the third and fourth quarters of 2014, and delays in obtaining export licenses related to certain CBRNE orders. These declines were partially offset by increased sales of the MALDI Biotyper and MIR and NIR product lines.

        Bruker Nano Group revenue decreased by $5.4 million, or 1.1%, to $498.3 million for the year ended December 31, 2014, compared to $503.7 million for the year ended December 31, 2013. The principal drivers of this decline were: continued weakness in end market demand for semiconductor, data storage and microelectronics products; the pricing advantage our Japanese based competitors have resulting from the strengthening of the U.S. Dollar and Euro against the Japanese Yen; and reduced demand from customers in Russia as a result of the geopolitical uncertainty in the region. These declines were partially offset by revenue generated from the recently acquired line of fluorescence microscopy products.

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

        System revenue in the BSI Segment includes nuclear magnetic resonance systems, magnetic resonance imaging systems, electron paramagnetic imaging systems, mass spectrometry systems, gas chromatography systems, CBRNE detection systems, X-ray systems, spark-optical emission spectroscopy systems, atomic force microscopy systems, stylus and optical metrology systems, molecular spectroscopy systems, fluorescent microscopy and other systems. Aftermarket revenues in the BSI Segment include accessory sales, consumables, training and services.

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

        System and wire revenue and aftermarket revenue as a percentage of total BEST Segment revenue were as follows during the years ended December 31, 2014 and 2013 (dollars in millions):

	2014		2013
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System and wire revenue	$148.4	97.1%	$137.3	93.1%
Aftermarket and other revenue	4.5	2.9%	10.1	6.9%

Total revenue	$152.9	100.0%	$147.4	100.0%

        System and wire revenue in the BEST Segment includes low and high temperature superconducting wire and superconducting devices, including magnets, linear accelerators and radio frequency cavities. Aftermarket revenues in the BEST Segment consist primarily of license revenue and consumables sales.

Gross Profit and Operating Expenses

        For the year ended December 31, 2014, gross profit margin in the BSI Segment decreased to 43.7% from 45.3% in the comparable period in 2013. Lower gross profit margins resulted primarily from restructuring charges recorded during the year ended December 31, 2014 related to closing facilities and implementing outsourcing and other restructuring initiatives, and the negative effect of foreign currency translation rates, including the impact of the strengthening of the U.S. Dollar versus the Japanese Yen. These declines were partially offset by an increase caused by changes in the mix of products sold, including a 21 Tesla high-field magnet that benefited from higher gross margins. The BEST Segment gross profit margin decreased to 18.8% from 21.5% for the comparable period in 2013. Lower gross margins resulted primarily from license revenue recognized in 2013 on the sale of technology which had no cost of revenue.

        For the year ended December 31, 2014, selling, general and administrative expenses and research and development expenses in the BSI Segment decreased to $604.8 million, or 36.1% of segment revenue, from $609.1 million, or 35.6% of segment revenue, for the comparable period in 2013. The decrease in dollars reflects lower research and development expense attributable to our efforts to improve the efficiency of our product development process. This decrease was offset by: higher sales and marketing spending, particularly for our MALDI Biotyper product; the hiring of new senior management; general and administrative spending related to certain investments including financial reporting system improvement and strategic advisory services; higher allowance for doubtful accounts including amounts associated with certain distributor arrangements in Asia; and expenses caused by recent acquisitions. These increases were partially offset by the effect of changes in foreign currency translation rates. The increase as a percentage of revenue was caused by lower revenue levels in 2014. Selling, general and administrative expenses and research and development expenses in the BEST Segment remained relatively consistent at $20.4 million, or 13.3% of segment revenue, in 2014 compared to $19.3 million, or 13.1% of segment revenue, in 2013.

Operating Income

        The following table presents operating income and operating margins on revenue by reportable segment for the years ended December 31, 2014 and 2013 (dollars in millions):

	2014		2013
	Operating Income	Percentage of Segment Revenue	Operating Income	Percentage of Segment Revenue
BSI	$99.8	6.0%	$138.9	8.1%
BEST	3.4	2.2%	9.5	6.4%
Corporate, eliminations and other (a)	2.2		(0.2)

Total operating income	$105.4	5.8%	$148.2	8.1%

(a)
Represents corporate costs and eliminations not allocated to the reportable segments.

        BSI operating income for the year ended December 31, 2014 was $99.8 million, resulting in an operating margin of 6.0%, compared to income from operations of $138.9 million, resulting in an operating margin of 8.1%, for the year ended December 31, 2013. Income from operations included $73.7 million and $54.1 million in the years ended December 31, 2014 and 2013, respectively, of various charges representing amortization of acquisition-related intangible assets and other acquisition-related costs, legal and other professional fees related to our internal investigation and review of our operations in China, restructuring and relocation costs, impairment of definite-lived intangible assets and other long-lived assets and costs associated with a global IT transformation initiative. Excluding these costs, operating income for BSI was $173.5 million and $193.0 million, resulting in operating margins of 10.4% and 11.3%, respectively, for the years ended December 31, 2014 and 2013. Operating income, excluding these costs, decreased as a result of the negative effect of changes in foreign currency translation rates, including the impact the strengthening of the U.S. Dollar versus the Japanese Yen as our Yen denominated revenues substantially exceeded our Yen denominated expenses, lower gross margin levels and an increase in selling, general and administrative expenses. These increases were partially offset by a decrease in research and development expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

        We currently anticipate that our existing cash and credit facilities will be sufficient to support our operating and investing needs for at least the next twelve months. Our future cash requirements could be affected by acquisitions that we may make, repurchases of our common stock, or the payment of dividends in the future. Historically, we have financed our growth and liquidity needs through cash flow generation and a combination of debt financings and issuances of common stock. In the future, there are no assurances that additional financing alternatives will be available to us, if required, or if available, will be obtained on terms favorable to us.

        During the year ended December 31, 2015, net cash provided by operating activities was $229.2 million, resulting primarily from consolidated net income adjusted for non-cash items of $182.9 million, and a decrease in working capital of $46.3 million. The decrease in working capital for the year ended December 31, 2015 was primarily caused by improved efficiency in accounts receivable collections and an increase in income taxes payable caused, in part by, additional withholding taxes on repatriated funds. The time elapsed between the date customer orders are taken, deposits from the customers are received, and our receipt of full payments for the orders can fluctuate significantly from period to period. This cycle had a significantly positive effect on our free cash flow generation in 2015.

        During the year ended December 31, 2014, net cash provided by operating activities was $114.3 million, which resulted primarily from consolidated net income adjusted for non-cash items of $153.6 million, partially offset by an increase in working capital of $39.3 million. The increase in working capital for the year ended December 31, 2014 was primarily due to a decrease in customer advances as the timing between receipt of customer acceptances, such as obtaining acceptance during the year on a 21 Tesla high-field magnet in the Bruker BioSpin Group and completion of certain orders in the BEST Segment which had relatively large customer advances, and advance payments on new orders received, varied. In addition, there was an increase in accounts receivable caused by higher shipment levels towards the end of the fourth quarter of 2014. These uses of cash were partially offset by cash generated through an increase in accounts payable driven by improved vendor payment practices.

        During the year ended December 31, 2015, net cash used in investing activities was $102.4 million, compared to net cash used in investing activities of $201.9 million during the year ended December 31, 2014. Cash used in investing activities during the year ended December 31, 2015 was primarily caused by purchases, net of maturities, of short-term investments of $40.7 million, capital expenditures of $34.2 million and cash paid for acquisitions, net of cash acquired of $28.6 million. Cash used in investing activities during the year ended December 31, 2014 was primarily caused by purchases, net of maturities, of short-term investments of $192.6 million and capital expenditures of $33.8 million, partially offset by proceeds from the sale of product lines of $25.3 million.

        We expect capital expenditures in 2016 to amount to approximately $50 million.

        During the year ended December 31, 2015, net cash used in financing activities was $168.0 million, compared to net cash provided by financing activities of $6.7 million during the year ended December 31, 2014. Cash used in financing activities during the year ended December 31, 2015 was primarily caused by the repayment of the revolving line of credit from the proceeds of the repatriation of certain non U.S. cash, net of additional proceeds of $87.5 million, and repurchases of common stock of $90.0 million, partially offset by the issuance of common stock in connection with stock option exercises of $10.8 million. Cash provided by financing activities during the year ended December 31, 2014 was primarily caused by proceeds of $7.9 million from the issuance of common stock in connection with stock option exercises, partially offset by repayment of debt of $0.8 million.

        In May 2015, our Board of Directors approved a share repurchase program (the "Anti-Dilutive Repurchase Program") under which we were authorized to repurchase our common stock in amounts intended to approximately offset, on an annual basis, the dilutive effect of shares that are, or may be, issued pursuant to option or restricted stock awards under our 2010 Incentive Compensation Plan. A total of 1,245,000 shares were repurchased at an aggregate cost of $24.9 million prior to the suspension of the Anti-Dilutive Repurchase Program in November 2015, as discussed below.

        In November 2015, our Board of Directors suspended the Anti-Dilutive Repurchase Program until January 1, 2017 and approved an additional share repurchase program (the "Repurchase Program") under which repurchases of common stock in the amount of up to $225 million may occur from time to time, in amounts, at prices, and at such times as we deem appropriate, subject to market conditions, legal requirements and other considerations. A total of 2,837,042 shares were repurchased at an aggregate cost of $65.0 million as of December 31, 2015 under this Repurchase Program. The Repurchase Program will continue in 2016 and we intend to fund any additional repurchases from cash on hand, future cash flows from operations and available borrowings under our revolving credit facility.

The repurchased shares are reflected within Treasury stock in the accompanying consolidated balance sheet at December 31, 2015.

        During 2015, we repatriated $235.3 million of foreign earnings to the United States prompted by adverse interest rate conditions in Europe that were unfavorably impacting cash balances. No incremental U.S. income tax was incurred as the majority of the repatriation was comprised of previously taxed income and we had sufficient U.S. net operating losses and tax credits to offset any remaining tax liability. We used $129.5 million of the repatriated funds to repay our outstanding balance on the revolving credit line under the Amended Credit Agreement.

        Cash, cash equivalents and short-term investments at December 31, 2015 and 2014 totaled $468.3 million and $497.5 million, respectively, of which $420.9 million and $460.7 million, respectively, related to cash, cash equivalents and short-term investments held outside of the U.S. in our foreign subsidiaries, most significantly in the Netherlands and Switzerland.

        We regularly evaluate our assertion that our foreign earnings are indefinitely reinvested. If the cash, cash equivalents and short-term investments held by our foreign subsidiaries are needed to fund operations in the U.S., or we otherwise elect to repatriate the unremitted earnings of our foreign subsidiaries in the form of dividends or otherwise, or if the shares of the subsidiaries were sold or transferred, we would likely be subject to additional U.S. income taxes, net of the impact of any available tax credits, which could result in a higher effective tax rate in the future. Based on our current plans and anticipated cash needs to fund our U.S. operations, it is our current intent to indefinitely reinvest all unremitted foreign earnings, that have not been previously taxed by the U.S., in our foreign subsidiaries.

        In May 2011, we entered into an amendment to, and restatement of, our then existing credit agreement, referred to as the Amended Credit Agreement. The Amended Credit Agreement provided a maximum commitment on our revolving credit line of $250.0 million and a maturity date of May 2016. Borrowings under the revolving credit line of the Amended Credit Agreement accrued interest, at our option, at either (a) the greater of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) adjusted LIBOR plus 1.00% or (b) LIBOR, plus margins ranging from 0.80% to 1.65%. There was also a facility fee ranging from 0.20% to 0.35%. The Amended Credit Agreement was repaid in full in October 2015, as noted above.

        On October 27, 2015, we entered into a new revolving credit agreement, referred to as the 2015 Credit Agreement, and terminated the Amended Credit Agreement. The 2015 Credit Agreement provides a maximum commitment on the Company's revolving credit line of $500 million and a maturity date of October 2020. Borrowings under the revolving credit line of the 2015 Credit Agreement accrue interest, at the Company's option, at either (a) the greater of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) adjusted LIBOR plus 1.00%, plus margins ranging from 0.00% to 0.30% or (b) LIBOR, plus margins ranging from 0.90% to 1.30%. There is also a facility fee ranging from 0.10% to 0.20%.

        Borrowings under the 2015 Credit Agreement are secured by guarantees from certain material subsidiaries, as defined in the 2015 Credit Agreement. The 2015 Credit Agreement also requires the Company to maintain certain financial ratios related to maximum leverage and minimum interest coverage (as defined in the 2015 Credit Agreement). Specifically, the Company's leverage ratio cannot exceed 3.5 and the Company's interest coverage ratio cannot be less than 2.5. In addition to the financial ratios, the 2015 Credit Agreement contains negative covenants, including among others, restrictions on liens, indebtedness of the Company and its subsidiaries, asset sales, dividends and transactions with affiliates. Failure to comply with any of these restrictions or covenants may result in an event of default under the terms of the 2015 Credit Agreement, which could permit acceleration of the debt and require the Company to prepay the debt before its scheduled due date.

        As of December 31, 2015, we were in compliance with the covenants of the 2015 Credit Agreement. Our leverage ratio (as defined in the 2015 Credit Agreement) was 1.0 and our interest coverage ratio (as defined in the 2015 Credit Agreement) was 14.9.

        At December 31, 2015, we had outstanding debt totaling $266.7 million, consisting of $240.0 million outstanding under the Note Purchase Agreement described below, $25.0 million outstanding under the revolving loan component of the 2015 Credit Agreement described above and $1.7 million under capital lease obligations and other loans. At December 31, 2014, we had outstanding debt totaling $355.0 million, consisting of $240.0 million outstanding under the Note Purchase Agreement described below, $112.5 million outstanding under the revolving loan component of the Amended Credit Agreement described above and $2.5 million under capital lease obligations and other loans.

        The following is a summary of the maximum commitments and net amounts available to the Company as of December 31, 2015 (dollars in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
2015 Credit Agreement	1.5%	$500.0	$25.0	$1.0	$474.0
Other lines of credit	—	234.4	—	136.7	97.7

Total revolving loans		$734.4	$25.0	$137.7	$571.7

        Other lines of credit are with various financial institutions located primarily in Germany and Switzerland. The Company's other revolving lines of credit are unsecured and are typically due upon demand with interest payable monthly.

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

  •
  $105.0 million 4.31% Series 2012A senior notes due January 18, 2022; and

  •
  $100.0 million 4.46% Series 2012A senior notes due January 18, 2024.

        Under the terms of the Note Purchase Agreement, we may issue and sell additional senior notes up to an aggregate principal amount of $600 million, subject to certain conditions. Interest on the Senior Notes is payable semi-annually on January 18 and July 18 of each year. The Senior Notes are unsecured obligations of us and are fully and unconditionally guaranteed by certain of our direct and indirect subsidiaries. The Senior Notes rank pari passu in right of repayment with our other senior unsecured indebtedness. We may prepay some or all of the Senior Notes at any time in an amount not less than 10% of the original aggregate principal amount of the Senior Notes to be prepaid, at a price equal to the sum of (a) 100% of the principal amount thereof, plus accrued and unpaid interest, and (b) the applicable make-whole amount, upon not less than 30 and no more than 60 days written notice to the holders of the Senior Notes. In the event of a change in control of the Company, as defined in the Note Purchase Agreement, we may be required to prepay the Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest.

        The Note Purchase Agreement contains affirmative covenants, including, without limitation, maintenance of corporate existence, compliance with laws, maintenance of insurance and properties, payment of taxes, addition of subsidiary guarantors and furnishing notices and other information. The Note Purchase Agreement also contains certain restrictive covenants that restrict our ability to, among other things, incur liens, transfer or sell assets, engage in certain mergers and consolidations and enter into transactions with affiliates. The Note Purchase Agreement also includes customary representations and warranties and events of default. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding Senior Notes will become due and payable immediately without further action or notice. In the case of payment events of defaults, any holder of Senior Notes affected thereby may declare all Senior Notes held by it due and payable immediately. In the case of any other event of default, a majority of the holders of the Senior Notes may declare all the Senior Notes to be due and payable immediately. Pursuant to the Note Purchase Agreement, so long as any Senior Notes are outstanding we will not permit (i) our leverage ratio, as determined pursuant to the Note Purchase Agreement, as of the end of any fiscal quarter to exceed 3.50 to 1.00, (ii) our interest coverage ratio as determined pursuant to the Note Purchase Agreement as of the end of any fiscal quarter for any period of four consecutive fiscal quarters to be less than 2.50 to 1 or (iii) priority debt at any time to exceed 25% of consolidated net worth, as determined pursuant to the Note Purchase Agreement.

        As of December 31, 2015, we were in compliance with the covenants of the Note Purchase Agreement. Our leverage ratio (as defined in the Note Purchase Agreement) was 1.0 and our interest coverage ratio (as defined in the Note Purchase Agreement) was 14.9.

        As of December 31, 2015, we had approximately $3.0 million of net operating loss carryforwards available to reduce state taxable income; approximately $42.4 million of German Trade Tax net operating losses that are carried forward indefinitely; and $42.9 million of other foreign net operating losses that are expected to expire at various times beginning in 2018. We also had U.S. federal tax credits of approximately $27.8 million available to offset future tax liabilities that expire at various dates, which include research and development tax credits of $14.0 million expiring at various times through 2034, foreign tax credits of $13.8 million expiring at various times through 2024, and state research and development tax credits of $7.1 million. Utilization of these credits and state net operating losses may be subject to annual limitations due to the ownership percentage change limitations provided by the Internal Revenue Code Section 382 and similar state provisions. In the event of a deemed change in control under Internal Revenue Code Section 382, an annual limitation on the utilization of net operating losses and credits may result in the expiration of all or a portion of the net operating loss and credit carryforwards.

        Uncertain tax contingencies are positions taken or expected to be taken on an income tax return that may result in additional payments to tax authorities. The total amount of uncertain tax contingencies is included in the "1-3 Years" column of the table below as we are not able to reasonably estimate the timing of potential future payments. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.

        The following table summarizes maturities for our significant financial obligations as of December 31, 2015 (dollars in millions):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Revolving lines of credit	$25.0	$—	$—	$25.0	$—
Other long-term debt, including current portion	241.7	0.7	20.3	15.3	205.4
Interest payable on long-term debt	67.5	10.2	19.7	18.5	19.1
Unconditional purchase commitments (1)	109.5	96.8	9.0	3.7	—
Acquisition-related contingent consideration	4.6	—	4.6	—	—
Operating lease obligations	61.5	17.0	20.4	11.0	13.1
Pension liabilities	39.1	2.3	5.1	7.3	24.4
Uncertain tax contingencies	14.9	6.1	2.6	—	6.2

	$526.4	$108.4	$72.7	$77.1	$268.2

(1)
Unconditional purchase commitments include agreements to purchase goods, services, or fixed assets that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase commitments exclude agreements that are cancellable at any time without penalty.

        On February 22, 2016, we announced the establishment of a dividend policy and the declaration by our Board of Directors of an initial quarterly cash dividend in the amount of $0.04 per share of our issued and outstanding common stock. The dividend will be paid on March 24, 2016 to stockholders of record as of March 4, 2016. Under the dividend policy, we will target a cash dividend to our stockholders in the amount of $0.16 per share per annum, payable in equal quarterly installments. Subsequent dividend declarations and the establishment of record and payment dates for such future dividend payments, if any, are subject our Board of Directors' continuing determination that the dividend policy is in the best interests of our stockholders. The dividend policy may be suspended or cancelled at the discretion of our Board of Directors at any time.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to: revenue recognition; the expensing and capitalization of software development costs; stock-based compensation expense; restructuring and other related charges; income taxes, including the recoverability of deferred tax assets; allowances for doubtful accounts; inventory reductions for excess and obsolete inventories; estimated fair values of long-lived assets used to measure the recoverability of long-lived assets; intangible assets and goodwill; expected future cash flows used to measure the recoverability of intangible assets and long-lived assets; warranty costs; derivative financial instruments; and contingent liabilities. We base our estimates and judgments on our historical experience, current market and economic conditions, industry trends, and other assumptions that we believe are reasonable and form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

        We believe the following critical accounting policies and estimates to be both those most important to the portrayal of our financial position and results of operations and those that require the most estimation and subjective judgment.

        Revenue recognition.    We recognize revenue from system sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, title and risk of loss has been transferred to the customer, and collectability of the resulting receivable is reasonably assured. Title and risk of loss transfers based upon customer acceptance for a system that has been delivered to the customer and installed at a customer facility or, for certain systems, upon shipping terms. For systems that include customer-specific acceptance criteria, we are required to assess when we can demonstrate the acceptance criteria has been met, which generally is upon customer acceptance and evidence of installation.

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

        For transactions that include multiple elements, arrangement consideration is allocated to each element using the fair value hierarchy as required by ASU No. 2009-13. We limit the amount of revenue recognized for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations, or subject to customer-specific return or refund privileges.

        We determine the fair value of products and services based upon vendor specific objective evidence ("VSOE"). We determine VSOE based on normal selling pricing and discounting practices for the specific product or service when sold on a stand-alone basis. In determining VSOE, our policy requires a substantial majority of selling prices for a product or service to be within a reasonably narrow range. We also consider the class of customer, method of distribution and the geographies into which products and services are being sold when determining VSOE.

        If VSOE cannot be established, we attempt to establish the selling price based on third-party evidence ("TPE"). VSOE cannot be established in instances where a product or service has not been sold separately, stand-alone sales are too infrequent or product pricing is not within a sufficiently narrow range. TPE is determined based on competitor prices for similar deliverables when sold separately.

        When we cannot determine VSOE or TPE, we use estimated selling price ("ESP") in our allocation of arrangement consideration. The objective of ESP is to determine the price at which we would typically transact a stand-alone sale of the product or service. ESP is determined by considering a number of factors including our pricing policies, internal costs and gross profit objectives, method of distribution, market research and information, recent technological trends, competitive landscape and geographies. We analyze the selling prices used in our allocation of arrangement consideration, at a minimum, on an annual basis. Selling prices will be analyzed more frequently if a significant change in our business occurs or other factors necessitate more frequent analysis, or if we experience significant variances in our selling prices.

        Revenue from accessories and parts is recognized upon shipment. Service revenue is recognized as the services are performed or ratably over the contractual obligation and includes maintenance contracts, extended warranty, training, application support and on-demand services.

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

        Income taxes.    The determination of income tax expense requires us to make certain estimates and judgments concerning the annual effective tax rate, the calculation of deferred tax assets and liabilities, the forecasted profitability of our subsidiaries in certain geographic jurisdictions, as well as the deductions, carryforwards and credits that are available to reduce taxable income. Deferred tax assets and liabilities arise from differences in the timing of the recognition of revenue and expenses for financial statement and tax purposes. Deferred tax assets and liabilities are measured using the tax rates in effect for the year in which these temporary differences are expected to be settled. We estimate the degree to which tax assets and loss carryforwards will result in a benefit based on expected profitability by tax jurisdiction, and we provide a valuation allowance for tax assets and loss carryforwards that we believe will more likely than not go unused. If it becomes more likely than not that a tax asset or loss carryforward will be used for which a valuation allowance has been provided, we reverse the related valuation allowance. If our actual future taxable income by tax jurisdiction differs from estimates, additional allowances or reversals of a valuation allowance may be necessary. In addition, we only recognize benefits for tax positions that we believe are more likely than not of being sustained upon review by a taxing authority with knowledge of all relevant information. We reevaluate our uncertain tax positions on a quarterly basis and any changes to these positions as a result of tax audits, tax laws or other facts and circumstances could result in additional charges or credits to operations. The expiration of statutes of limitations affecting estimates made for uncertain tax positions can cause higher earnings.

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

        Goodwill, other intangible assets and other long-lived assets.    We evaluate goodwill for impairment annually and when events occur or circumstances change. We test goodwill for impairment at the reporting unit level, which is the operating segment or one level below an operating segment. Under U.S. GAAP, we have the option of performing a qualitative assessment to determine whether further impairment testing is necessary before performing a two-step quantitative assessment. The qualitative assessment requires significant judgments about macro-economic conditions including the entity's operating environment; its industry and other market considerations; entity-specific events related to financial performance or loss of key personnel; and other events that could impact the reporting unit. If, as a result of our qualitative assessment, it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test will be required. Otherwise, no further testing is required. If a quantitative impairment test is performed, the first step involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using a weighting of both the market approach and the income approach methodologies. The income approach valuation methodology includes discounted cash flow estimates. Estimating the fair value of the reporting units requires significant judgment about the future cash flows. If the carrying amount of a reporting unit exceeds the fair value of the reporting unit, we perform the second step of the goodwill impairment test to measure the amount of the impairment. In the second step of the goodwill impairment test, we compare the implied fair value of the reporting unit's goodwill with the carrying value of that goodwill. At December 31, 2015, we performed our annual goodwill and indefinite-lived intangible impairment evaluation using a quantitative impairment test and concluded the fair values of each of our reporting units were significantly greater than their carrying amounts, and therefore, no additional impairment was required.

        We also review definite-lived intangible assets and other long-lived assets when indications of potential impairment exist. Should the fair value of our long-lived assets decline because of reduced operating performance, market declines or other indicators of an impairment, a charge to operations for impairment may be necessary.

        Employee benefit plan assumptions.    Substantially all of our employees in Switzerland, France and Japan, as well as certain employees in Germany, are covered by defined benefit pension plans. Retirement benefits are generally earned based on years of service and compensation during active employment. Retirement plan costs are a significant cost of doing business. They represent obligations that will ultimately be settled sometime in the future and, therefore, are subject to estimation. Pension accounting is intended to reflect the recognition of future benefit costs over the employees' average expected future service based on the terms of the plans and investment and funding decisions. To estimate the impact of these future payments and our decisions concerning funding of these obligations, we are required to make assumptions using actuarial concepts within the framework of U.S. GAAP. Two critical assumptions are the discount rate and the expected long-term return on plan assets. Other important assumptions include, expected future salary increases, expected future increases to benefit payments, expected retirement dates, employee turnover, retiree mortality rates and portfolio composition. We evaluate these assumptions at least annually.

        The discount rate is used to determine the present value of future benefit payments at the measurement date which is December 31. For 2015 and 2014, the discount rates were determined on the basis of the yield on corporate bonds with a rating of AA or AAA and the projected benefit obligation cash flows. Lower discount rates increase present values and subsequent year pension expense; higher discount rates decrease present values and subsequent year pension expense. If we changed our discount rates by 1 percent, the impact would be approximately $4.5 million on annual pension expense.

        The expected long-term return on plan assets is estimated using current and expected asset allocations, as well as historical and expected returns on various asset categories of plan assets. Plan assets are valued at fair value. We apply the expected rate of return to a market-related value of assets, which stabilizes variability in assets to which the expected return is applied. If we changed our estimated return on assets by 1 percent, the impact would be approximately $1.0 million on annual pension expense. For 2015, actual return on assets was below expectations, which increased the next year's pension cost, net of contributions during the year, as well as decreased the funded status at December 31, 2015.

        The net periodic benefit costs recorded in operations were $21.7 million, $5.4 million, and $8.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. The net periodic benefit costs for the year ended December 31, 2015 includes a one-time, non-cash settlement loss of $10.2 million as we outsourced our pension plan in Switzerland to an outside insurance provider, transferred certain plan assets and pension obligations for retirees and other certain members of the population, made certain plan design changes and re-measured the liability.

        We use a corridor approach to amortize actuarial gains and losses. Under this approach, net actuarial gains or losses in excess of ten percent of the larger of the projected benefit obligation or the fair value of plan assets are amortized over the average remaining service of active participants who are expected to receive benefits under the plans.

        At December 31, 2015 we expect to contribute $5.6 million to our existing defined benefit pension plans in 2016.

RECENT ACCOUNTING PRONOUNCEMENTS

        In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-17, Balance Sheet Classification of Deferred Taxes, which eliminates the current requirement to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016, with early adoption permitted. We elected to early adopt this standard prospectively and all deferred taxes are shown as noncurrent in our consolidated balance sheet as of December 31, 2015.

        In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment, including the effect on earnings of any amounts it would have recorded in previous periods if the accounting had been completed at the acquisition date. The guidance is effective for public business entities for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. We do not expect the adoption of ASU No. 2015-16 to have a material impact on our consolidated financial statements.

        In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. The new guidance eliminates the measurement of inventory at market value, and inventory will now be measured at the lower of cost and net realizable value. The ASU defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. No other changes were made to the current guidance on inventory measurement. ASU No. 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. We are evaluating the provisions of this statement and have not determined what impact the adoption of ASU No. 2015-11 will have on our consolidated financial statements.

        In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The new guidance changes the presentation of debt issuance costs in the balance sheet to a reduction of the related debt liability instead of classifying as an asset. The income statement presentation of debt issuance costs is unchanged. ASU No. 2015-03 is effective for annual periods beginning after December 15, 2015, and interim periods within those years. Early application is permitted and the guidance is applied retrospectively to all prior periods presented. In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, excluding debt issuance costs related to line-of-credit arrangements from the scope of ASU No. 2015-03. We do not expect the adoption of this standard to have a material impact on our consolidated balance sheet.

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements under Accounting Standards Codification (ASC) Topic 605. The new guidance was the result of a joint project between the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop common revenue standards for U.S. GAAP and International Financial Reporting Standards. The core principle of the new guidance is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 was originally effective prospectively for annual periods beginning after December 15, 2016, and interim periods within those years. Early application was not permitted. In August 2015, the FASB elected to defer the effective date of ASU No. 2014-09 by one year to annual periods beginning after December 15, 2017, with early application permitted as of the original effective date. We are currently assessing the impact the adoption of this standard may have on our consolidated financial statements.

TRANSACTIONS WITH RELATED PARTIES

        We lease certain office space from certain of our principal shareholders, including a director and executive officer and another member of our Board of Directors, and members of their immediate families, which have expiration dates ranging from 2016 to 2020. Total rent expense under these leases was $1.8 million, $2.0 million and $2.6 million for each of the years ended December 31, 2015, 2014 and 2013, respectively.

        During the years ended December 31, 2014 and 2013, we incurred expenses of $2.4 million and $5.3 million, respectively, to a law firm in which one of the former members of our Board of Directors is a partner.

        During the years ended December 31, 2014 and 2013, we incurred expenses of $0.1 million and $0.2 million, respectively, to a financial services firm in which one of the former members of our Board of Directors is a partner.

        During the years ended December 31, 2014 and 2013, we recorded revenue of $0.9 million and $0.1 million, respectively, from commercial transactions with a life science supply company in which a member of our Board of Directors is Chairman, President and Chief Executive Officer and another member of our Board of Directors was formerly a director.

        During the years ended December 31, 2015 and 2014, we recorded revenue of $0.7 million and $1.9 million, respectively, and incurred expenses of $0.1 million in the year ended December 31, 2014, arising from commercial transactions with a life sciences company in which a member of our Board of Directors, who joined the Board of Directors in 2014, is Chairman and Chief Executive Officer.

        During the year ended December 31, 2015, we recorded revenue of $0.5 million from commercial transactions with a thermal analysis company in which a member of our Board of Directors serves as a consultant.

ITEM 7A    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are potentially exposed to market risks associated with changes in foreign currency translation rates, interest rates and commodity prices. We selectively use financial instruments to reduce these risks. All transactions related to risk management techniques are authorized and executed pursuant to our policies and procedures. Analytical techniques used to manage and monitor foreign currency translation and interest rate risk include market valuations and sensitivity analysis.

Impact of Foreign Currencies

        We generate a substantial portion of our revenues in international markets, principally Germany and other countries in the European Union, Switzerland and Japan, which exposes our operations to the risk of exchange rate fluctuations. The impact of currency exchange rate movement can be positive or negative in any period. Our costs related to sales in foreign currencies are largely denominated in the same respective currencies, limiting our transaction risk exposure. However, for foreign currency denominated sales in certain regions, such as Japan, where we do not incur significant costs denominated in that foreign currency, we are more exposed to the impact of foreign currency fluctuations. For sales not denominated in U.S. Dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. Dollars, it will require more of the foreign currency to equal a specified amount of U.S. Dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. Dollars than we would have received before the rate increase went into effect. If we price our products in U.S. Dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. Dollar could result in our prices not being competitive in a market where business is transacted in the local currency. In the years ended December 31, 2015 and 2014 our revenue by geography was as follows (dollars in millions):

	2015		2014
	Revenue	Percentage of Revenue	Revenue	Percentage of Revenue
United States	$380.4	23.4%	$387.6	21.4%
Europe	678.5	41.8%	738.0	40.8%
Asia Pacific	414.9	25.6%	495.5	27.4%
Rest of world	150.0	9.2%	187.8	10.4%

Total revenue	$1,623.8	100.0%	$1,808.9	100.0%

        Changes in foreign currency exchange rates decreased our revenue by approximately 10.2% and 1.4% in the years ended December 31, 2015 and 2014, respectively.

        Assets and liabilities of our foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using year-end exchange rates, or historical rates, as appropriate. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a separate component of shareholders' equity. In the year ended December 31, 2015, we recorded net losses from currency translation adjustments of $63.8 million. In the year ended December 31, 2014, we recorded net losses from currency translation of $131.7 million. A 10% depreciation in functional currencies, relative to the U.S. dollar, at December 31, 2015, would result in a reduction of shareholders' equity of approximately $90 million.

        Gains and losses resulting from foreign currency transactions are reported in interest and other income (expense), net in the consolidated statements of income and comprehensive income (loss). Our foreign currency translation losses, net were $5.5 million and $2.0 million for years ended December 31, 2015 and 2014, respectively.

        From time to time, we have entered into foreign currency contracts in order to minimize the volatility that fluctuations in exchange rates have on our cash flows related to purchases and sales denominated in foreign currencies. Under these arrangements, we agree to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates, typically with maturities of less than twelve months. These transactions do not qualify for hedge accounting and, accordingly, the instrument is recorded at fair value with the corresponding gains and losses recorded in interest and other income (expense), net in the consolidated statements of income and comprehensive income (loss).

        At December 31, 2015 and 2014, we had foreign currency contracts with notional amounts aggregating $36.2 million and $99.8 million, respectively. At December 31, 2015, the Company had the following notional amounts outstanding under foreign currency contracts (in millions):

Buy	Notional Amount in Buy Currency	Sell	Maturity	Notional Amount in U.S. Dollars	Fair Value of Assets	Fair Value of Liabilities
December 31, 2015:
Euro	21.1	U.S. Dollars	January 2016	$24.2	$—	$1.2
Swiss Francs	5.9	U.S. Dollars	April 2016	6.0	—	0.1
U.S. Dollars	6.0	Israel Shekel	April 2016	6.0	—	—

				$36.2	$—	$1.3

        Based on the contractual maturities of these contracts and exchange rates as of December 31, 2015, we anticipate that these contracts will result in net cash outflows of $1.3 million in 2016. At December 31, 2015, assuming all other variables are constant, if the U.S. Dollar weakened by 10%, the market value of our foreign currency contracts would increase by approximately $2.3 million and if the U.S. Dollar strengthened by 10%, the market value of our foreign currency contracts would decrease by approximately $2.3 million.

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

Impact of Commodity Prices

        We are exposed to certain commodity risks associated with prices for various raw materials. The prices of copper and certain other raw materials, particularly niobium-tin, used to manufacture superconductors have increased significantly over the last decade. Copper and niobium-tin are the main components of low temperature superconductors and continued commodity price increases for copper and niobium, as well as other raw materials, may negatively affect our profitability. Periodically, we enter into commodity forward purchase contracts to minimize the volatility that fluctuations in the price of copper have on our sales of these products. At December 31, 2015 and 2014, we had fixed price commodity contracts with notional amounts aggregating $2.0 million and $2.7 million, respectively. The fair value of the fixed price commodity contracts at December 31, 2015 and 2014 was ($0.4) million and ($0.2) million, respectively. We will continue to evaluate our commodity risks and may utilize commodity forward purchase contracts more frequently in the future.

Inflation

        We do not believe inflation had a material impact on our business or operating results during any of the periods presented.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Bruker Corporation

        We have audited the accompanying consolidated balance sheets of Bruker Corporation as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bruker Corporation at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bruker Corporation's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 26, 2016

BRUKER CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$267.1	$319.5
Short-term investments	201.2	178.0
Accounts receivable, net	234.7	293.2
Inventories	422.0	477.4
Deferred tax assets	—	9.3
Other current assets	106.6	88.9

Total current assets	1,231.6	1,366.3
Property, plant and equipment, net	231.1	249.9
Goodwill	130.6	127.8
Intangible assets, net	74.7	83.8
Deferred tax assets	53.0	29.7
Other long-term assets	9.9	7.3

Total assets	$1,730.9	$1,864.8

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$0.7	$0.8
Accounts payable	72.1	76.0
Customer advances	178.3	189.5
Deferred tax liabilities	—	15.0
Other current liabilities	303.5	301.4

Total current liabilities	554.6	582.7
Long-term debt	266.0	354.2
Long-term deferred revenue	44.4	37.1
Deferred tax liabilities	9.5	17.8
Accrued pension	91.6	66.2
Other long-term liabilities	31.9	35.1
Commitments and contingencies (Note 14)
Shareholders' equity:
Preferred stock, $0.01 par value 5,000,000 shares authorized, none issued or outstanding at December 31, 2015 and 2014	—	—
Common stock, $0.01 par value 260,000,000 shares authorized, 169,644,644 and 168,582,988 shares issued and 165,354,180 and 168,527,584 outstanding at December 31, 2015 and 2014, respectively	1.7	1.7
Treasury stock at cost, 4,290,527 and 55,404 shares at December 31, 2015 and 2014, respectively	(90.9)	(0.9)
Additional paid-in capital	102.1	81.1
Retained earnings	757.4	655.8
Accumulated other comprehensive income (loss)	(44.2)	28.2

Total shareholders' equity attributable to Bruker Corporation	726.1	765.9
Noncontrolling interest in consolidated subsidiaries	6.8	5.8

Total shareholders' equity	732.9	771.7

Total liabilities and shareholders' equity	$1,730.9	$1,864.8

The accompanying notes are an integral part of these consolidated financial statements.

BRUKER CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(In millions, except per share data)

	Year Ended December 31,
	2015	2014	2013
Product revenue	$1,381.1	$1,571.9	$1,611.4
Service revenue	235.5	231.8	219.3
Other revenue	7.2	5.2	8.7

Total revenue	1,623.8	1,808.9	1,839.4
Cost of product revenue	774.2	896.0	891.7
Cost of service revenue	139.7	149.6	142.5
Cost of other revenue	1.3	—	—

Total cost of revenue	915.2	1,045.6	1,034.2

Gross profit	708.6	763.3	805.2
Operating expenses:
Selling, general and administrative	392.2	451.0	437.9
Research and development	145.7	174.2	190.5
Impairment of assets	4.6	11.5	—
Other charges, net	20.4	21.2	28.6

Total operating expenses	562.9	657.9	657.0

Operating income	145.7	105.4	148.2
Interest and other income (expense), net	(17.7)	(4.1)	(23.6)

Income before income taxes and noncontrolling interest in consolidated subsidiaries	128.0	101.3	124.6
Income tax provision	23.1	41.7	42.8

Consolidated net income	104.9	59.6	81.8
Net income attributable to noncontrolling interest in consolidated subsidiaries	3.3	2.9	1.7

Net income attributable to Bruker Corporation	$101.6	$56.7	$80.1

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.60	$0.34	$0.48
Diluted	$0.60	$0.33	$0.48
Weighted average common shares outstanding:
Basic	168.2	167.8	166.5
Diluted	169.1	169.5	168.5
Consolidated net income	$104.9	$59.6	$81.8
Foreign currency translation adjustments	(63.8)	(131.7)	27.3
Pension liability adjustments (net of tax of $2.1 million, $6.5 million and $4.6 million, respectively)	(9.6)	(22.6)	17.3

Net comprehensive income (loss)	31.5	(94.7)	126.4
Less: Comprehensive income attributable to noncontrolling interests	2.3	2.8	1.6

Comprehensive income (loss) attributable to Bruker Corporation	$29.2	$(97.5)	$124.8

The accompanying notes are an integral part of these consolidated financial statements.

BRUKER CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions, except share data)

	Common Shares	Common Stock Amount	Treasury Shares	Treasury Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity Attributable to Bruker Corporation	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
Balance at December 31, 2012	166,604,427	$1.7	21,549	$(0.2)	$48.3	$519.0	$137.8	$706.6	$3.1	$709.7
Restricted shares issued	121,072	—	—	—	—	—	—	—	—	—
Stock options exercised	871,991	—	—	—	8.4	—	—	8.4	—	8.4
Stock based compensation	—	—	—	—	6.6	—	—	6.6	—	6.6
Treasury stock acquired	(18,286)	—	18,286	(0.4)	0.2	—	—	(0.2)	—	(0.2)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(0.6)	(0.6)
Consolidated net income	—	—	—	—	—	80.1	—	80.1	1.7	81.8
Other comprehensive income (loss)	—	—	—	—	—	—	44.6	44.6	(0.1)	44.5

Balance at December 31, 2013	167,579,204	$1.7	39,835	$(0.6)	$63.5	$599.1	$182.4	$846.1	$4.1	$850.2
Restricted shares issued	112,129	—	—	—	—	—	—	—	—	—
Stock options exercised	851,820	—	—	—	8.2	—	—	8.2	—	8.2
Stock based compensation	—	—	—	—	9.4	—	—	9.4	—	9.4
Treasury stock acquired	(15,569)	—	15,569	(0.3)	—	—	—	(0.3)	—	(0.3)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1.1)	(1.1)
Consolidated net income	—	—	—	—	—	56.7	—	56.7	2.9	59.6
Other comprehensive income (loss)	—	—	—	—	—	—	(154.2)	(154.2)	(0.1)	(154.3)

Balance at December 31, 2014	168,527,584	$1.7	55,404	$(0.9)	$81.1	$655.8	$28.2	$765.9	$5.8	$771.7
Restricted shares issued	135,677	—	—	—	—	—	—	—	—	—
Restricted shares terminated	(145,857)	—	145,857	—	—	—	—	—	—	—
Stock options exercised	926,042	—	—	—	10.8	—	—	10.8	—	10.8
Stock based compensation		—	—	—	8.0	—	—	8.0	—	8.0
Excess tax benefit related to exercise of stock awards	—	—	—	—	2.2	—	—	2.2	—	2.2
Share repurchase	(4,082,042)	—	4,082,042	(89.9)	—	—	—	(89.9)	—	(89.9)
Treasury stock acquired	(7,224)	—	7,224	(0.1)	—	—	—	(0.1)	—	(0.1)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1.3)	(1.3)
Consolidated net income	—	—	—	—	—	101.6	—	101.6	3.3	104.9
Other comprehensive income (loss)	—	—	—	—	—	—	(72.4)	(72.4)	(1.0)	(73.4)

Balance at December 31, 2015	165,354,180	$1.7	4,290,527	$(90.9)	$102.1	$757.4	$(44.2)	$726.1	$6.8	$732.9

The accompanying notes are an integral part of these consolidated financial statements.

BRUKER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Consolidated net income	$104.9	$59.6	$81.8
Adjustments to reconcile consolidated net income to cash flows from operating activities:
Depreciation and amortization	53.3	59.7	61.3
Write-down of demonstration inventories to net realizable value	19.4	28.2	32.7
Stock-based compensation expense	8.0	9.4	6.6
Deferred income taxes	(29.4)	(9.2)	7.4
Gain (loss) on disposal of product lines	0.2	(8.3)	(0.9)
Impairment and other non-cash expenses, net	26.5	14.2	2.1
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	45.0	(14.5)	(19.3)
Inventories	(5.4)	4.6	5.7
Accounts payable and accrued expenses	12.6	9.0	7.0
Income taxes payable, net	22.7	5.6	(28.7)
Deferred revenue	3.8	12.9	4.6
Customer advances	1.4	(48.2)	(12.1)
Other changes in operating assets and liabilities, net	(33.8)	(8.7)	(3.2)

Net cash provided by operating activities	229.2	114.3	145.0

Cash flows from investing activities:
Purchase of short-term investments	(159.4)	(211.6)	—
Maturity of short-term investments	118.7	19.0	—
Cash paid for acquisitions, net of cash acquired	(28.6)	(3.9)	(11.6)
Proceeds from disposal of product lines	0.2	25.3	0.5
Purchases of property, plant and equipment	(34.2)	(33.8)	(50.3)
Proceeds from sales of property, plant and equipment	0.9	3.1	1.4

Net cash used in investing activities	(102.4)	(201.9)	(60.0)

Cash flows from financing activities:
Repayments of revolving lines of credit	(129.5)	—	—
Proceeds from revolving lines of credit	42.0	—	19.5
Repayment of other debt, net	(0.6)	(0.8)	(1.6)
Proceeds from issuance of common stock, net	10.8	7.9	8.2
Payment of contingent consideration	(3.0)	—	—
Repurchase of common stock	(90.0)	—	—
Changes in restricted cash	1.4	0.7	1.0
Cash payments to noncontrolling interests	(1.3)	(1.1)	(0.6)
Excess tax benefits related to stock option awards	2.2	—	—

Net cash (used in) provided by financing activities	(168.0)	6.7	26.5

Effect of exchange rate changes on cash and cash equivalents	(11.2)	(38.3)	16.6

Net change in cash and cash equivalents	(52.4)	(119.2)	128.1
Cash and cash equivalents at beginning of year	319.5	438.7	310.6

Cash and cash equivalents at end of year	$267.1	$319.5	$438.7

Supplemental disclosure of cash flow information:
Cash paid for interest	$12.2	$12.7	$12.7

Cash paid for taxes	$56.6	$55.9	$84.3

The accompanying notes are an integral part of these consolidated financial statements.

BRUKER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business

        Bruker Corporation, together with its consolidated subsidiaries ("Bruker" or the "Company"), is a designer and manufacturer of high-performance scientific instruments and analytical and diagnostic solutions that enable our customers to explore life and materials at microscopic, molecular and cellular levels. Many of our products are used to detect, measure and visualize structural characteristics of chemical, biological and industrial material samples. Our products address the rapidly evolving needs of a diverse array of customers in life science research, pharmaceuticals, biotechnology, applied markets, cell biology, clinical research, microbiology, in-vitro diagnostics, nanotechnology and materials science research.

        The Company has two reportable segments, Bruker Scientific Instruments (BSI), which represents approximately 92% of the Company's revenues during the year ended December 31, 2015, and Bruker Energy & Supercon Technologies (BEST), which represents the remainder of the business. Within BSI, the Company is organized into three operating segments: the Bruker BioSpin Group, the Bruker CALID Group and the Bruker Nano Group. For financial reporting purposes, the Bruker BioSpin, Bruker CALID and Bruker Nano operating segments are aggregated into the BSI reportable segment because each has similar economic characteristics, production processes, service offerings, types and classes of customers, methods of distribution and regulatory environments.

          Bruker BioSpin— Bruker BioSpin designs, manufactures and distributes enabling life science tools based on magnetic resonance and preclinical imaging technologies. Bruker BioSpin sells various systems utilizing magnetic resonance technology, including magnetic resonance imaging (MRI) systems, nuclear magnetic resonance systems (NMR) and electron paramagnetic resonance systems (EPR), as well as OEM MRI magnets sold to medical device manufacturers. Bruker BioSpin also sells single and multiple modality systems using MRI, position emission tomography (PET), single photon emission tomography (SPECT), computed tomography (CT), magnetic particle imaging (MPI) and optical imaging (fluorescence and bioluminescence) technologies to preclinical markets.

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

        The Company's BEST reportable segment develops and manufactures superconducting and non-superconducting materials and devices for use in renewable energy, energy infrastructure, healthcare and "big science" research. The segment focuses on metallic low temperature superconductors for use in magnetic resonance imaging, nuclear magnetic resonance, fusion energy research and other applications, as well as ceramic high temperature superconductors primarily for energy grid and magnet applications.

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

Noncontrolling Interests

        Noncontrolling interests represents the minority shareholders' proportionate share of the Company's majority-owned subsidiaries. The portion of net income or net loss attributable to non-controlling interests is presented as net income attributable to noncontrolling interests in consolidated subsidiaries in the consolidated statements of income and comprehensive income (loss), and the portion of other comprehensive income (loss) of these subsidiaries is presented in the consolidated statements of shareholders' equity.

Subsequent Events

        The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events, or any subsequent events required to be mentioned in the footnotes to the consolidated financial statements, other than the item disclosed in Note 23—Subsequent Event.

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

Short-term Investments

        Short-term investments represent time and call deposits with original maturities of greater than three months at the date of acquisition. Short-term investments are classified as available-for-sale and are reported at fair value, with unrealized gains (losses) excluded from earnings and reported, net of tax, in accumulated other comprehensive income (loss) within the accompanying consolidated balance sheets. There were no unrealized gains (losses) recorded as of December 31, 2015 and 2014, as cost approximates fair value.

Restricted Cash

        The Company has certain subsidiaries which are required by local governance to maintain restricted cash balances to cover future employee benefit payments. Restricted cash balances are classified as non-current unless, under the terms of the applicable agreements, the funds will be released from restrictions within one year from the balance sheet date. The current and non-current portion of restricted cash is recorded within other current assets and other long-term assets, respectively, in the accompanying consolidated balance sheets.

Derivative Financial Instruments and Hedging Activities

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

        A fair value hedge is a derivative instrument designated for the purpose of hedging the exposure of changes in fair value of an asset or a liability resulting from a particular risk. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are both recognized in the same caption in the consolidated statements of income and comprehensive income (loss).

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

        The Company's financial instruments consist primarily of cash equivalents, short-term investments, restricted cash, derivative instruments consisting of forward foreign exchange contracts, commodity contracts, derivatives embedded in certain purchase and sale contracts, accounts receivable, short-term borrowings, accounts payable, contingent consideration and long-term debt. The carrying amounts of the Company's cash equivalents, short-term investments and restricted cash, accounts receivable, short-term borrowings and accounts payable approximate fair value caused by their short-term nature. Derivative assets and liabilities are measured at fair value on a recurring basis. The Company's long-term debt consists principally of a private placement arrangement entered into in 2012 with various fixed interest rates based on the maturity date.

        The Company has evaluated the estimated fair value of financial instruments using available market information and management's estimates. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

Concentration of Credit Risk

        Financial instruments which subject the Company to credit risk consist of cash, cash equivalents, short-term investments, derivative instruments, accounts receivables and restricted cash. The risk with respect to cash, cash equivalents and short-term investments is minimized by the Company's policy of investing in short-term financial instruments issued by highly-rated financial institutions. The risk with respect to derivative instruments is minimized by the Company's policy of entering into arrangements with highly-rated financial institutions. The risk with respect to accounts receivables is minimized by the creditworthiness and diversity of the Company's customers. The Company performs periodic credit evaluations of its customers' financial condition and generally requires an advanced deposit for a portion of the purchase price. Credit losses have been within management's expectations and the allowance for doubtful accounts totaled $9.1 million and $10.1 million as of December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, no single customer represented 10% or more of the Company's accounts receivable. For the years ended December 31, 2015, 2014 and 2013, no single customer represented 10% or more of the Company's total revenue.

Inventories

        Components of inventory include raw materials, work-in-process, demonstration units and finished goods. Demonstration units include systems which are located in the Company's demonstration laboratories or installed at the sites of potential customers and are considered available for sale. Finished goods include in-transit systems that have been shipped to the Company's customers, but not yet installed and accepted by the customer. All inventories are stated at the lower of cost or market. Cost is determined principally by the first-in, first-out method for a majority of subsidiaries and by average-cost for certain other subsidiaries. The Company reduces the carrying value of its inventories for differences between cost and estimated net realizable value, taking into consideration usage in the preceding twelve months, expected demand, technological obsolescence and other information including the physical condition of demonstration inventories. The Company records a charge to cost of revenue for the amount required to reduce the carrying value of inventory to net realizable value. Costs associated with the procurement of inventories, such as inbound freight charges and purchasing and receiving costs, are capitalized as part of inventory and are also included in the cost of revenue line item within the consolidated statements of income and comprehensive income (loss).

Property, Plant and Equipment

        Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Major improvements are capitalized while expenditures for maintenance, repairs and minor improvements are charged to expense as incurred. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in the consolidated statements of income and comprehensive income (loss). Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the assets as follows:

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

        In process research and development, or IPR&D, acquired as part of business combinations under the acquisition method represents ongoing development work associated with enhancements to existing products, as well as the development of next generation products. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment on an annual basis, or when indicators of impairment are identified. When the IPR&D project is complete, it is reclassified as a finite-lived intangible asset and is amortized over its estimated useful life, typically seven to ten years. If an IPR&D project is abandoned before completion or is otherwise determined to be impaired, the value of the asset or the amount of the impairment is charged to the consolidated statements of income and comprehensive income (loss) in the period the project is abandoned or impaired.

        Intangible assets with a finite useful life are amortized on a straight-line basis over their estimated useful lives as follows:

Existing technology and related patents	3-10 years
Customer and distributor relationships	5-12 years
Trade names	5-10 years

Impairment of Long-Lived Assets

        Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the quoted market price, if available, or the estimated fair value of those assets are less than the assets' carrying value. Impairment losses are charged to the consolidated statements of income and comprehensive income (loss) for the difference between the fair value and carrying value of the asset.

Warranty Costs and Deferred Revenue

        The Company typically provides a one year parts and labor warranty with the purchase of equipment. The anticipated cost for this warranty is accrued upon recognition of the sale and is included as a current liability on the accompanying consolidated balance sheets. The Company's warranty reserve reflects estimated material and labor costs for potential product issues for which the Company expects to incur an obligation. The Company's estimates of anticipated rates of warranty claims and costs are primarily based on historical information. The Company assesses the adequacy of the warranty reserve on a quarterly basis and adjusts the amount as necessary. If the historical data used to calculate the adequacy of the warranty reserve is not indicative of future requirements, additional or reduced warranty reserves may be required.

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

Revenue Recognition

        The Company recognizes revenue from system sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, title and risk of loss has been transferred to the customer and collectability of the resulting receivable is reasonably assured. Title and risk of loss transfers based upon customer acceptance for a system that has been delivered and installed at a customer facility or, for certain systems, upon shipping terms. For systems that include customer-specific acceptance criteria, the Company is required to assess when it can demonstrate the acceptance criteria has been met, which generally is upon customer acceptance and evidence of installation.

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

        For transactions that include multiple elements, arrangement consideration is allocated to each element using the fair value hierarchy as required by ASU No. 2009-13. The Company limits the amount of revenue recognized for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations, or subject to customer-specific return or refund privileges.

        The Company determines the fair value of its products and services based upon vendor specific objective evidence ("VSOE"). The Company determines VSOE based on its normal selling pricing and discounting practices for the specific product or service when sold on a stand-alone basis. In determining VSOE, the Company's policy requires a substantial majority of selling prices for a product or service to be within a reasonably narrow range. The Company also considers the class of customer, method of distribution and the geographies into which products and services are being sold when determining VSOE.

        If VSOE cannot be established, the Company attempts to establish the selling price based on third-party evidence ("TPE"). VSOE cannot be established in instances where a product or service has not been sold separately, stand-alone sales are too infrequent or product pricing is not within a sufficiently narrow range. TPE is determined based on competitor prices for similar deliverables when sold separately.

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

        Revenue from accessories and parts is recognized upon shipment. Service revenue is recognized as the services are performed or ratably over the contractual obligation and includes maintenance contracts, extended warranty, training, application support and on-demand services.

        The Company also has contracts for which it applies the percentage-of-completion model and completed contract model of revenue recognition. Application of the percentage-of-completion method requires the Company to make reasonable estimates of the extent of progress toward completion of the contract and the total costs the Company will incur under the contract and losses are recorded immediately when we estimate that contracts will ultimately result in a loss. Changes in the estimates could affect the timing of revenue recognition.

        Other revenues are primarily comprised of licensing arrangements, which is recognized ratably over the term of the related contracts.

Shipping and Handling Costs

        The Company includes costs incurred in connection with shipping and handling of products within selling, general and administrative expenses in the accompanying consolidated statements of income and comprehensive income (loss). Shipping and handling costs were $20.6 million, $26.2 million and $26.7 million in the years ended December 31, 2015, 2014 and 2013, respectively. Amounts billed to customers in connection with these costs are included in total revenues.

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

Advertising

        The Company expenses advertising costs as incurred. Advertising expenses were $12.9 million, $10.7 million and $9.6 million during the years ended December 31, 2015, 2014 and 2013, respectively.

Stock-Based Compensation

        The Company recognizes stock-based compensation expense in the consolidated statements of income and comprehensive income (loss) based on the fair value of the share-based award at the grant date. The Company's primary types of share-based compensation are stock options and restricted stock units. The Company recorded stock-based compensation expense for the years ended December 31, 2015, 2014 and 2013, as follows (in millions):

	2015	2014	2013
Stock options	$7.1	$6.7	$5.3
Restricted stock	0.9	2.7	1.3

Total stock-based compensation	$8.0	$9.4	$6.6

        Compensation expense is amortized on a straight-line basis over the underlying vesting terms of the share-based award. Stock options to purchase the Company's common stock are periodically awarded to executive officers and other employees of the Company, and members of the Company's Board of Directors, subject to a vesting period of three to five years. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Assumptions regarding volatility, expected term, dividend yield and risk-free interest rates are required for the Black-Scholes model and are presented in the table below:

	2015	2014	2013
Risk-free interest rates	1.58%-1.91%	1.78%-2.10%	1.07%-2.45%
Expected life	6.0-6.25 years	6.0-6.25 years	6.5 years
Volatility	35.10%-52.23%	53.07%-56.24%	54.9%
Expected dividend yield	—	—	—

        The risk-free interest rate is based on the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected life assumption. Expected life is determined through the simplified method as defined in the Securities and Exchange Commission Staff Accounting Bulletin No. 110. The Company believes that this is the best estimate of the expected term of a new option. Expected volatility is based on a number of factors, but the Company currently believes that the exclusive use of its historical volatility results in the best estimate of the grant-date fair value of employee stock options because it reflects the market's current expectations of future volatility. The expected dividend yield was not considered in the option pricing formula since the Company had not historically paid dividends and had no plan to do so as of December 31, 2015. In addition, the Company utilizes an estimated forfeiture rate when calculating the stock-based compensation expense for the period. The Company has applied estimated forfeiture rates derived from an analysis of historical data of 5.8%, 5.1% and 7.0% for the years ended December 31, 2015, 2014 and 2013, respectively, in determining the expense recorded in the accompanying consolidated statements of income and comprehensive income (loss).

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

        The following table sets forth the computation of basic and diluted weighted average shares outstanding for the years ended December 31, (in millions, except per share data):

	2015	2014	2013
Net income attributable to Bruker Corporation, as reported	$101.6	$56.7	$80.1

Weighted average shares outstanding:
Weighted average shares outstanding-basic	168.2	167.8	166.5
Effect of dilutive securities:
Stock options and restricted stock units	0.9	1.7	2.0

	169.1	169.5	168.5

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.60	$0.34	$0.48

Diluted	$0.60	$0.33	$0.48

        Stock options to purchase approximately 1.3 million shares, 0.1 million shares and 0.4 million shares were excluded from the computation of diluted earnings per share for the years ended December 31, 2015, 2014 and 2013, respectively, because their effect would have been anti-dilutive.

        In May 2015, the Company's Board of Directors approved a share repurchase program (the "Anti-Dilutive Repurchase Program") under which the Company may repurchase the Company's common stock in amounts intended to approximately offset, on an annual basis, the dilutive effect of shares that have been, or may be, issued pursuant to option or restricted stock awards under the Company's 2010 Incentive Compensation Plan. A total of 1,245,000 shares were repurchased at an aggregate cost of $24.9 million under the Anti-Dilutive Repurchase Program.

        In November 2015, the Company's Board of Directors suspended the Anti-Dilutive Repurchase Program until January 1, 2017 and approved an additional share repurchase program (the "Repurchase Program") under which repurchases of common stock up to $225 million may occur from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, legal requirements and other considerations. A total of 2,837,042 shares were repurchased at an aggregate cost of $65.0 million as of December 31, 2015 under the Repurchase Program. The Repurchase Program will continue in 2016 and the Company intends to fund any additional repurchases from cash on hand, future cash flows from operations and available borrowings under the revolving credit facility.

        The repurchased shares are reflected within Treasury stock in the accompanying consolidated balance sheet at December 31, 2015.

Employee Benefit Plans

        The Company recognizes the over-funded or under-funded status of defined benefit pension and other postretirement defined benefit plans as an asset or liability, respectively, in its consolidated balance sheets and recognizes changes in the funded status in the year in which the changes occur through other comprehensive income (loss).

Other Comprehensive Income (Loss)

        Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are excluded from net income as these amounts are recorded directly as an adjustment to shareholders' equity, net of tax. The Company's other comprehensive income (loss) was composed of foreign currency translation adjustments and pension liability adjustments.

Foreign Currency Translation

        Assets and liabilities of the Company's foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using year-end exchange rates, or historical rates, as appropriate. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a separate component of shareholders' equity. Gains and losses resulting from translation of foreign currency monetary transactions are reported in interest and other income (expense), net in the consolidated statements of income and comprehensive income (loss) for all periods presented. The Company has certain intercompany foreign currency transactions that are deemed to be of a long-term investment nature. Exchange adjustments related to those transactions are made directly to a separate component of shareholders' equity.

Risk and Uncertainties

        The Company is subject to risks common to its industry including, but not limited to, global economic conditions, rapid technological change, government and academic funding levels, changes in commodity prices, spending patterns from its customers, protection of its intellectual property, availability of key raw materials and components, compliance with existing and future regulation by government agencies and fluctuations in foreign currency exchange rates.

Contingencies

        The Company is subject to proceedings, lawsuits and other claims related to patents, product and other matters. The Company assesses the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after analysis of each individual issue. The required reserves may change in the future because of new developments in each situation or changes in settlement strategy in assessing these matters.

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

        Significant estimates and judgments made by management in preparing these financial statements include revenue recognition, allowances for doubtful accounts, write-downs for excess and obsolete inventory, estimated fair values used to record impairment charges related to intangible assets, goodwill, and other long-lived assets, amortization periods, expected future cash flows used to evaluate the recoverability of long-lived assets, stock-based compensation expense, warranty allowances, restructuring and other related charges, contingent liabilities and the recoverability of the Company's net deferred tax assets.

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

Note 3—Acquisitions

        In October 2015, the Company completed the acquisition of Jordan Valley Semiconductors, Ltd. ("Jordan Valley"), a company headquartered in Israel that provides X-ray metrology and defect-detection equipment for semiconductor process control. The acquisition of Jordan Valley was accounted for under the acquisition method. The components and fair value allocation of the consideration transferred in connection with the acquisition of Jordan Valley were as follows (in millions):

Consideration Transferred:
Cash paid	$35.4
Cash acquired	(6.8)
Contingent consideration	4.1

Total consideration transferred	$32.7

Allocation of Consideration Transferred:
Accounts receivable	$3.8
Inventories	10.5
Other current assets	2.2
Property, plant and equipment	1.6
Intangible assets:
Customer relationships	6.8
Existing technology	6.0
Trade name	1.5
Goodwill	6.3
Liabilities assumed	(6.0)

Total consideration transferred	$32.7

        The fair value allocation included contingent consideration in the amount of $4.1 million, which represented the estimated fair value of future payments to the former shareholders of Jordan Valley based on achieving annual revenue and gross margin targets for the years 2016-2017. The maximum potential future payments related to the contingent consideration is $15 million. The Company completed the fair value allocation in the fourth quarter of 2015. The amortization period for intangible assets acquired in connection with Jordan Valley is 7 years for customer relationships, existing technology and trade name.

        The results of Jordan Valley, including the amount allocated to goodwill which is attributable to expected synergies and not expected to be deductible for tax purposes, have been included in the BSI Segment from the date of acquisition. Pro forma financial information reflecting the acquisition of Jordan Valley has not been presented because the impact on revenues, net income and total assets is not material.

Note 4—Fair Value of Financial Instruments

        The Company measures the following financial assets and liabilities at fair value on a recurring basis. The following tables set forth the Company's financial instruments and presents them within the fair value hierarchy using the lowest level of input that is significant to the fair value measurement at December 31, 2015 and 2014 (in millions):

December 31, 2015	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments	$201.2	$201.2	$—	$—
Restricted cash	1.5	1.5	—	—
Embedded derivatives in purchase and delivery contracts	0.5	—	0.5	—
Long-term restricted cash	2.6	2.6	—	—

Total assets recorded at fair value	$205.8	$205.3	$0.5	$—

Liabilities:
Contingent consideration	$4.6	$—	$—	$4.6
Foreign exchange contracts	1.3	—	1.3	—
Embedded derivatives in purchase and delivery contracts	0.5	—	0.5	—
Fixed price commodity contracts	0.4	—	0.4	—

Total liabilities recorded at fair value	$6.8	$—	$2.2	$4.6

December 31, 2014	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$67.9	$67.9	$—	$—
Short-term investments	178.0	178.0	—	—
Restricted cash	1.8	1.8	—	—
Embedded derivatives in purchase and delivery contracts	0.6	—	0.6	—
Long-term restricted cash	3.4	3.4	—

Total assets recorded at fair value	$251.7	$251.1	$0.6	$—

Liabilities:
Contingent consideration	$11.9	$—	$—	$11.9
Foreign exchange contracts	5.1	—	5.1	—
Embedded derivatives in purchase and delivery contracts	0.4	—	0.4	—
Fixed price commodity contracts	0.2	—	0.2

Total liabilities recorded at fair value	$17.6	$—	$5.7	$11.9

        Derivative financial instruments are classified within level 2 because there is not an active market for each derivative contract. However, the inputs used to calculate the value of the instruments are obtained from active markets.

        The fair value of the long-term fixed interest rate debt, which has been classified as Level 2, was $252.1 million and $257.2 million at December 31, 2015 and 2014, respectively, based on market and observable sources with similar maturity dates.

        The Company measures certain assets and liabilities at fair value with changes in fair value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities during the year ended December 31, 2015.

        As part of certain acquisitions in 2015, 2014 and 2013, the Company recorded contingent consideration liabilities that have been classified as Level 3 in the fair value hierarchy. The contingent consideration represents the estimated fair value of future payments to the former shareholders of applicable acquired companies based on achieving annual revenue and gross margin targets in certain years as specified in the purchase and sale agreements. The Company initially valued the contingent consideration by using a Monte Carlo simulation which models future revenue and costs of goods sold projections and discounts the average results to present value. Changes to the fair value of the contingent consideration recognized in earnings for the years ended December 31, 2015 and December 31, 2014 were ($7.7) million and $0.8 million, respectively, and were recorded to other charges, net in the consolidated statements of income and comprehensive income (loss). The adjustment for the year ended December 31, 2015 included a reversal of certain contingent consideration, as it was determined that certain financial targets related to the applicable products would not meet the required thresholds for payment. The following table sets forth the changes in contingent consideration liabilities for the years ended December 31, 2015 and 2014 (in millions):

Balance at December 31, 2013	$7.0
Current period additions	4.7
Current period adjustments	0.8
Current period settlements	(0.5)
Foreign currency effect	(0.1)

Balance at December 31, 2014	11.9
Current period additions	4.1
Current period adjustments	(7.7)
Current period settlements	(3.6)
Foreign currency effect	(0.1)

Balance at December 31, 2015	$4.6

        During the second quarter of 2014, the Company commenced a program to enter into time deposits with varying maturity dates ranging from one to twelve months, as well as call deposits for which the Company has the ability to redeem the invested amounts over a period of 31 to 95 days. The Company has classified these investments within cash and cash equivalents or short-term investments within the consolidated balance sheets based on the call and maturity dates. There are no cash equivalents and $201.2 million of short-term investments outstanding as of December 31, 2015.

        Short-term investments are classified as available-for-sale and are reported at fair value, with unrealized gains (losses) excluded from earnings and reported, net of tax, in accumulated other comprehensive income (loss) within the accompanying consolidated balance sheets. There were no unrealized gains (losses) recorded as of December 31, 2015 and 2014. On a quarterly basis, the Company reviews its short-term investments to determine if there have been any events that could create an impairment. None were noted for the years ended December 31, 2015 and 2014.

Note 5—Accounts Receivable

        The following is a summary of trade accounts receivable at December 31, (in millions):

	2015	2014
Gross accounts receivable	$243.8	$303.3
Allowance for doubtful accounts	(9.1)	(10.1)

Accounts receivable, net	$234.7	$293.2

        The allowance for doubtful accounts is management's estimate of credit losses in the accounts receivable. The allowance for doubtful accounts is based on a number of factors, including an evaluation of customer credit worthiness, the age of the outstanding receivable, economic trends and historical experience. The allowance for doubtful accounts is reviewed on a quarterly basis and changes in estimates are reflected in the period in which they become known. The Company records account balances against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Provisions for doubtful accounts are recorded in selling, general and administrative expenses in the accompanying consolidated statements of income and comprehensive income (loss).

        The following is a summary of the activity in the Company's allowance for doubtful accounts at December 31, (in millions):

	Balance at Beginning of Period	Additions Charged to Expense	Deductions Amounts Written Off	Foreign Currency Impact	Balance at End of Period
2015	$10.1	$2.1	$(2.5)	$(0.6)	$9.1
2014	7.9	5.5	(2.5)	(0.8)	10.1
2013	7.9	1.3	(1.3)	—	7.9

Note 6—Inventories

        Inventories consisted of the following at December 31, (in millions):

	2015	2014
Raw materials	$158.8	$159.5
Work-in-process	131.1	169.5
Finished goods	93.3	109.9
Demonstration units	38.8	38.5

Inventories	$422.0	$477.4

        Finished goods include in-transit systems that have been shipped to the Company's customers but not yet installed and accepted by the customer. As of December 31, 2015 and 2014, inventory-in-transit was $44.7 million and $58.6 million, respectively.

        The Company reduces the carrying value of its demonstration inventories for differences between its cost and estimated net realizable value through a charge to cost of product revenue that is based on a number of factors including the age of the unit, the physical condition of the unit and an assessment of technological obsolescence. Amounts recorded in cost of revenue related to the write-down of demonstration units to net realizable value were $19.4 million, $28.2 million and $32.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Note 7—Property, Plant and Equipment, Net

        The following is a summary of property, plant and equipment, net by major asset class at December 31, (in millions):

	2015	2014
Land	$27.6	$29.7
Building and leasehold improvements	261.9	272.1
Machinery, equipment, software and furniture and fixtures	314.0	320.9

	603.5	622.7
Less accumulated depreciation and amortization	(372.4)	(372.8)

Property, plant and equipment, net	$231.1	$249.9

        Depreciation expense, which includes the amortization of leasehold improvements, for the years ended December 31, 2015, 2014 and 2013 was $32.6 million, $39.5 million and $40.5 million, respectively.

        During the year ended December 31, 2015, the Company recorded an impairment charge of $2.1 million representing the write down to fair value of certain property, plant and equipment, net in the Bruker BioSpin Group related to restructuring and outsourcing activities during the year. These impairment charges are recorded within "Impairment of assets" in the accompanying consolidated statements of income and comprehensive income (loss). Please see Note 17—Other Charges, net, for additional details on the Bruker BioSpin Group restructuring activities.

        In July 2014, the Company's Board of Directors approved a plan (the "Plan") to divest certain assets and implement a restructuring program in the former Chemical and Applied Markets (CAM) Division within the Bruker CALID Group. The Plan was developed as a result of management's conclusion that the former CAM business would be unable to achieve acceptable financial performance in the next two years. Please see Note 17—Other Charges, net, for additional details on the Plan. The Company determined the Plan was an indicator requiring the evaluation of property, plant and equipment within that reporting unit for recoverability. The Company performed a valuation during 2014 and determined that the property, plant and equipment within the former CAM Division were impaired. The Company recorded an impairment charge of $5.5 million in the year ended December 31, 2014 to reduce the remaining value of those assets to fair value. In addition, the Company determined, based upon projected cash flows generated by certain assets in the BEST Segment, that an impairment charge of $5.1 million was necessary during the year ended December 31, 2014 to reduce the carrying value of those assets to their estimated fair values. These impairment charges are recorded within "Impairment of assets" in the accompanying consolidated statements of income and comprehensive income (loss).

Note 8—Goodwill and Intangible Assets

        The following table sets forth the changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 (in millions):

Balance at December 31, 2013	$127.4
Current period additions	5.1
Current period adjustments	(0.1)
Foreign currency impact	(4.6)

Balance at December 31, 2014	127.8
Current period additions	6.3
Current period adjustments	0.5
Impairment	(0.7)
Foreign currency impact	(3.3)

Balance at December 31, 2015	$130.6

        At December 31, 2015 and 2014, all goodwill was allocated within the BSI Segment. The goodwill acquired in 2015 relates to the acquisition of Jordan Valley. The goodwill acquired in 2014 relates to the acquisition of Vutara, Inc., a provider of high-speed, three-dimensional (3D), super-resolution fluorescence microscopy for life science applications.

        During the year ended December 31, 2015, the Company recorded an impairment charge of $0.7 million representing the impairment of goodwill in the Bruker BioSpin Group related to certain restructuring and outsourcing activities during the year. The Company performed its annual impairment evaluation using a quantitative and qualitative approach at December 31, 2015 and 2014, respectively, and concluded the fair values of each of our reporting units was significantly greater than their carrying amounts, and therefore, no additional impairment was required.

        The following is a summary of intangible assets at December 31, (in millions):

	2015			2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology and related patents	$154.5	$(95.5)	$59.0	$149.8	$(81.7)	$68.1
Customer relationships	18.4	(5.9)	12.5	13.4	(5.6)	7.8
Non compete conracts	1.8	(0.6)	1.2	1.8	(0.2)	1.6
Trade names	1.6	(0.2)	1.4	0.2	(0.2)	—

Intangible assets subject to amortization	176.3	(102.2)	74.1	165.2	(87.7)	77.5
In-process research and development	0.6	—	0.6	6.3	—	6.3

Intangible assets	$176.9	$(102.2)	$74.7	$171.5	$(87.7)	$83.8

        For the years ended December 31, 2015, 2014 and 2013, the Company recorded amortization expense of approximately $20.7 million, $20.2 million and $20.8 million, respectively, in the consolidated statements of income and comprehensive income (loss). During the year ended December 31, 2015, the Company recorded an impairment charge of $1.8 million representing the impairment of intangible assets in the Bruker BioSpin Group related to certain restructuring and outsourcing activities during the year. During the year ended December 31, 2014, the Company recorded an impairment charge of $0.9 million representing the impairment of intangible assets in the former CAM Division related to the Plan described above.

        The estimated future amortization expense related to amortizable intangible assets at December 31, 2015 is as follows (in millions):

2016	$21.3
2017	21.1
2018	16.8
2019	4.9
2020	4.0
Thereafter	6.0

Total	$74.1

Note 9—Other Current Liabilities

        The following is a summary of other current liabilities at December 31, (in millions):

	2015	2014
Deferred revenue	$77.0	$89.0
Accrued compensation	88.5	87.7
Accrued warranty	19.6	21.6
Income taxes payable	25.1	19.2
Other taxes payable	25.4	17.6
Derivative liabilities	2.2	5.7
Other accrued expenses	65.7	60.6

Other current liabilities	$303.5	$301.4

        The following table sets forth the changes in accrued warranty for the years ended December 31, 2015 and 2014 (in millions):

Balance at December 31, 2013	$26.7
Accruals for warranties issued during the year	19.5
Settlements of warranty claims	(22.5)
Foreign currency impact	(2.1)

Balance at December 31, 2014	21.6
Accruals for warranties issued during the year	21.1
Settlements of warranty claims	(21.7)
Foreign currency impact	(1.4)

Balance at December 31, 2015	$19.6

Note 10—Debt

        The Company's debt obligations consist of the following as of December 31, (in millions):

	2015	2014
US Dollar revolving loan under the 2015 Agreement	$25.0	$—
US Dollar revolving loan under the Amended Credit Agreement	—	112.5
US Dollar notes under the Note Purchase Agreement	240.0	240.0
Capital lease obligations and other loans	1.7	2.5

Total debt	266.7	355.0
Current portion of long-term debt	(0.7)	(0.8)

Total long-term debt, less current portion	$266.0	$354.2

        In May 2011, the Company entered into an amendment to, and restatement of, its credit agreement, referred to as the Amended Credit Agreement. The Amended Credit Agreement provided a maximum commitment on the Company's revolving credit line of $250.0 million and a maturity date of May 2016. Borrowings under the revolving credit line of the Amended Credit Agreement accrued interest, at the Company's option, at either (a) the greater of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) adjusted LIBOR plus 1.00% or (b) LIBOR, plus margins ranging from 0.80% to 1.65%. There was also a facility fee ranging from 0.20% to 0.35%. The Amended Credit Agreement was repaid in full in October 2015.

        On October 27, 2015, the Company entered into a new revolving credit agreement, referred to as the 2015 Credit Agreement, and terminated the Amended Credit Agreement. The 2015 Credit Agreement provides a maximum commitment on the Company's revolving credit line of $500 million and a maturity date of October 2020. Borrowings under the revolving credit line of the 2015 Credit Agreement accrue interest, at the Company's option, at either (a) the greater of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) adjusted LIBOR plus 1.00%, plus margins ranging from 0.00% to 0.30% or (b) LIBOR, plus margins ranging from 0.90% to 1.30%. There is also a facility fee ranging from 0.10% to 0.20%.

        Borrowings under the 2015 Credit Agreement are secured by guarantees from certain material subsidiaries, as defined in the 2015 Credit Agreement. The 2015 Credit Agreement also requires the Company to maintain certain financial ratios related to maximum leverage and minimum interest coverage (as defined in the 2015 Credit Agreement). Specifically, the Company's leverage ratio cannot exceed 3.5 and the Company's interest coverage ratio cannot be less than 2.5. In addition to the financial ratios, the 2015 Credit Agreement contains negative covenants, including among others, restrictions on liens, indebtedness of the Company and its subsidiaries, asset sales, dividends and transactions with affiliates. Failure to comply with any of these restrictions or covenants may result in an event of default on the 2015 Credit Agreement, which could permit acceleration of the debt and require the Company to prepay the debt before its scheduled due date.

        As of December 31, 2015, the Company was in compliance with the covenants of the 2015 Credit Agreement. The Company's leverage ratio (as defined in the 2015 Credit Agreement) was 1.0 and interest coverage ratio (as defined in the 2015 Credit Agreement) was 14.9.

        The following is a summary of the maximum commitments and the net amounts available to the Company at December 31, 2015 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
2015 Credit Agreement	1.5%	$500.0	$25.0	$1.0	$474.0
Other lines of credit	—	234.4	—	136.7	97.7

Total revolving loans		$734.4	$25.0	$137.7	$571.7

        Other lines of credit are with various financial institutions located primarily in Germany and Switzerland. The Company's other revolving lines of credit are unsecured and typically due upon demand with interest payable monthly.

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

        As of December 31, 2015, the Company was in compliance with the covenants of the Note Purchase Agreement. The Company's leverage ratio (as defined in the Note Purchase Agreement) was 1.0 and interest coverage ratio (as defined in the Note Purchase Agreement) was 14.9.

        Annual maturities of debt outstanding at December 31, 2015 are as follows (in millions):

2016	$0.7
2017	20.1
2018	0.2
2019	15.2
2020	25.1
Thereafter	205.4

Total	$266.7

        Interest expense for the years ended December 31, 2015, 2014 and 2013, was $13.0 million, $13.3 million and $13.4 million, respectively.

Note 11—Derivative Instruments and Hedging Activities

Interest Rate Risks

        The Company's exposure to interest rate risk relates primarily to outstanding variable rate debt and adverse movements in the related short-term market rates. The most significant component of the Company's interest rate risk relates to amounts outstanding under the 2015 Credit Agreement, which totaled $25.0 million at December 31, 2015. The Company currently has a higher level of fixed rate debt than variable rate debt, which limits the exposure to adverse movements in interest rates.

Foreign Exchange Rate Risk Management

        The Company generates a substantial portion of its revenues and expenses in international markets, principally Germany and other countries in the European Union, Switzerland and Japan, which subjects its operations to the exposure of exchange rate fluctuations. The impact of currency exchange rate movement can be positive or negative in any period. The Company periodically enters into foreign currency contracts in order to minimize the volatility that fluctuations in currency translation have on its monetary transactions. Under these arrangements, the Company typically agrees to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates with maturities of less than twelve months. These transactions do not qualify for hedge accounting and, accordingly, the instrument is recorded at fair value with the corresponding gains and losses recorded in the consolidated statements of income and comprehensive income (loss). The Company had the following notional amounts outstanding under foreign currency contracts at December 31, (in millions):

Buy	Notional Amount in Buy Currency	Sell	Maturity	Notional Amount in U.S. Dollars	Fair Value of Assets	Fair Value of Liabilities
December 31, 2015:
Euro	21.1	U.S. Dollars	January 2016	$24.2	$—	$1.2
Swiss Francs	5.9	U.S. Dollars	April 2016	6.0	—	0.1
U.S. Dollars	6.0	Israel Shekel	April 2016	6.0	—	—

				$36.2	$—	$1.3

December 31, 2014:
Euro	43.3	U.S. Dollars	January 2015 to September 2015	$55.4	$—	$2.9
U.S. Dollars	0.3	Euro	February 2015 to December 2015	0.3	—	—
Euro	0.1	British Pounds	January 2015 to June 2015	0.1	—	—
Yen	5.7	Euro	March 2015	0.1	—	—
Swiss Francs	41.4	U.S. Dollars	January 2015	43.9	—	2.2

				$99.8	$—	$5.1

        In addition, the Company periodically enters into purchase and sales contracts denominated in currencies other than the functional currency of the parties to the transaction. The Company accounts for these transactions separately valuing the "embedded derivative" component of these contracts. The contracts, denominated in currencies other than the functional currency of the transacting parties, amounted to $59.0 million for the delivery of products and $4.1 million for the purchase of products at December 31, 2015 and $41.1 million for the delivery of products and $8.7 million for the purchase of products at December 31, 2014. The changes in the fair value of these embedded derivatives are recorded in interest and other income (expense), net in the consolidated statements of income and comprehensive income (loss).

Commodity Price Risk Management

        The Company has an arrangement with a customer under which it has a firm commitment to deliver copper based superconductors at a fixed price. In order to minimize the volatility that fluctuations in the price of copper have on the Company's sales of these commodities, the Company enters into commodity hedge contracts. At December 31, 2015 and 2014, the Company has fixed price commodity contracts with notional amounts aggregating $2.0 million and $2.7 million, respectively. The changes in the fair value of these commodity contracts are recorded in interest and other income (expense), net in the consolidated statements of income and comprehensive income (loss).

        The fair value of the derivative instruments described above are recorded in the consolidated balance sheets for the years ended December 31, 2015 and 2014 as follows (in millions):

	Balance Sheet Location	2015	2014
Derivative assets:
Embedded derivatives in purchase and delivery contracts	Other current assets	$0.5	$0.6
Derivative liabilities:
Foreign exchange contracts	Other current liabilities	$1.3	$5.1
Embedded derivatives in purchase and delivery contracts	Other current liabilities	0.5	0.4
Fixed price commodity contracts	Other current liabilities	0.4	0.2

        The impact on net income of unrealized gains and losses resulting from changes in the fair value of derivative instruments for the years ending December 31 are as follows (in millions) and are recorded within interest and other income (expense), net in the consolidated statements of income and comprehensive income (loss):

	2015	2014	2013
Foreign exchange contracts	$3.8	$(7.4)	$0.5
Embedded derivatives in purchase and delivery contracts	(0.2)	0.4	(0.2)
Fixed price commodity contracts	(0.2)	(0.3)	0.3

Income (expense), net	$3.4	$(7.3)	$0.6

Note 12—Income Taxes

        The domestic and foreign components of income before taxes are as follows for the years ended December 31, (in millions):

	2015	2014	2013
Domestic	$31.6	$(83.2)	$(42.4)
Foreign	96.4	184.5	167.0

	$128.0	$101.3	$124.6

        The components of the income tax provision are as follows for the years ended December 31, (in millions):

	2015	2014	2013
Current income tax (benefit) expense:
Federal	$5.7	$(1.1)	$0.2
State	1.3	0.4	0.2
Foreign	50.0	50.8	35.0

Total current income tax expense	57.0	50.1	35.4
Deferred income tax (benefit) expense:
Federal	(31.1)	0.7	(1.8)
State	(2.4)	(0.1)	(0.6)
Foreign	(0.4)	(9.0)	9.8

Total deferred income tax (benefit) expense	(33.9)	(8.4)	7.4

Income tax provision	$23.1	$41.7	$42.8

        The income tax provision differs from the tax provision computed at the U.S federal statutory rate due to the following significant components for the years ended December 31,:

	2015	2014	2013
Statutory tax rate	35.0%	35.0%	35.0%
Foreign tax rate differential	(3.6)	(12.1)	(10.2)
Permanent differences	(2.0)	9.6	12.0
Tax contingencies	2.3	(0.9)	(1.1)
Change in tax rates	1.3	(1.6)	0.1
Withholding taxes	8.1	0.6	0.1
State income taxes, net of federal benefits	(0.9)	0.2	0.1
Purchase accounting	0.8	0.7	0.8
Tax credits	(1.1)	(4.3)	(8.6)
Other	(2.7)	(1.2)	0.6
Change in valuation allowance for unbenefited losses	(19.2)	15.2	5.5

Effective tax rate	18.0%	41.2%	34.3%

        The tax effect of temporary items that give rise to significant portions of the deferred tax assets and liabilities are as follows as of December 31, (in millions):

	2015	2014
Deferred tax assets:
Accounts receivable	$2.0	$1.0
Accrued expenses	4.7	0.8
Compensation	30.1	21.0
Investments	1.4	0.6
Deferred revenue	0.2	3.9
Net operating loss carryforwards	16.0	30.3
Fixed assets	0.8	—
Inventory	2.9	—
Foreign tax and other tax credit carryforwards	32.3	21.8
Unrealized currency gain/loss	6.1	0.2
Warranty reserve	—	1.1
Other	7.5	5.7

Gross deferred tax assets	104.0	86.4
Less valuation allowance	(37.2)	(57.4)

Total deferred tax assets	66.8	29.0

Deferred tax liabilities:
Accounts receivable	0.6	2.9
Fixed assets	—	1.9
Foreign statutory reserves	5.3	4.5
Investments	—	0.1
Inventory	—	0.3
Intangibles	9.4	13.1
Accrued expenses	8.0	—

Total deferred tax liabilities	23.3	22.8

Net deferred tax assets	$43.5	$6.2

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

        The Company can only recognize a deferred tax asset to the extent this it is "more likely than not" that these assets will be realized. Judgments around realizability depend on the availability and weight of both positive and negative evidence. After considering all available evidence at December 31, 2015 the Company established valuation allowances against a portion of its deferred tax assets in the U.S. and certain other jurisdictions as it is more likely than not that these assets will not be realized. In particular, the Company recorded a partial valuation allowance against its U.S. net deferred tax assets, which was comprised of deductible temporary differences and tax credit carryforwards. In determining the realizability of these assets, the Company considered numerous factors including historical profitability, the character and amount of estimated future taxable income and prudent and feasible tax planning strategies.

        The Company's valuation allowance at December 31, 2015 decreased $20.1 million as compared to December 31, 2014, including a reduction to the beginning of the year valuation allowance of $20.8 million, to account for a change in judgment with respect to the realizability of the Company's U.S. deferred tax assets. This decrease was primarily attributable to U.S. net operating loss and foreign tax credit usage as a result of the repatriation of $235.3 million of foreign earnings to the United States during 2015 prompted by adverse interest rate conditions in Europe that were unfavorably impacting cash balances. Among the evidence supporting the Company's conclusion around realizability of these deferred tax assets was the elimination of recent cumulative U.S. losses as well as expected future near term U.S. taxable income.

        As of December 31, 2015, the Company had approximately $3.0 million of net operating loss carryforwards available to reduce state taxable income; approximately $42.4 million of German Trade Tax net operating losses that are carried forward indefinitely; and $42.9 million of other foreign net operating losses that are expected to expire at various times beginning in 2018. The Company also had U.S. federal tax credits of approximately $27.8 million available to offset future tax liabilities that expire at various dates, which include research and development tax credits of $14.0 million expiring at various times through 2034, foreign tax credits of $13.8 million expiring at various times through 2024, and state research and development tax credits of $7.1 million. Utilization of these credits and state net operating losses may be subject to annual limitations due to the ownership percentage change limitations provided by the Internal Revenue Code Section 382 and similar state provisions. In the event of a deemed change in control under Internal Revenue Code Section 382, an annual limitation on the utilization of net operating losses and credits may result in the expiration of all or a portion of the net operating loss and credit carryforwards.

        The Company reflects certain foreign statutory reserves in its tabular reconciliation of unrecognized tax benefits. These unrecognized tax benefits are presented as a reduction of the associated net deferred tax assets.

        The Company has indefinitely reinvested the earnings of its subsidiaries in the cumulative amount of approximately $1,456.1 million as of December 31, 2015, and therefore, has not provided for U.S. income taxes that could result from the distribution of such earnings to the U.S. parent. If these earnings were ultimately distributed to the U.S. in the form of dividends or otherwise, or if the shares of the subsidiaries were sold or transferred, the Company would likely be subject to additional U.S. income taxes, net of the impact of any available foreign tax credits. The Company estimates the amount of unrecognized deferred U.S. income taxes on these undistributed earnings to be approximately $120 million.

        The Company has gross unrecognized tax benefits, excluding interest, of approximately $26.9 million as of December 31, 2015, of which $13 million, if recognized, would reduce the Company's effective tax rate. In the next twelve months it is reasonably possible that the Company will reduce its unrecognized tax benefits by $5.2 million due to statutes of limitations expiring and favorably settling with taxing authorities which would reduce the Company's effective tax rate. A tabular reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Gross unrecognized tax benefits at December 31, 2012	$61.1
Gross decreases—tax positions in prior periods	(0.5)
Gross increases—current period tax positions	0.7
Settlements	(7.1)
Lapse of statutes	(2.5)

Gross unrecognized tax benefits at December 31, 2013	51.7
Gross decreases—tax positions in prior periods	(6.4)
Gross decreases—current period tax positions	(0.3)
Settlements	(0.6)
Lapse of statutes	(4.4)

Gross unrecognized tax benefits at December 31, 2014	40.0
Gross decreases—tax positions in prior periods	(1.5)
Gross increases—current period tax positions	0.4
Settlements	(2.7)
Lapse of statutes	(3.0)

Gross unrecognized tax benefits at December 31, 2015	$33.2

        The Company's policy is to include accrued interest and penalties related to unrecognized tax benefits and income tax liabilities, when applicable, in income tax expense. As of December 31, 2015 and 2014, the Company had approximately $4.7 million and $3.6 million, respectively, of accrued interest and penalties related to uncertain tax positions included in other long-term liabilities in the consolidated balance sheets. Penalties and interest related to unrecognized tax benefits of $1.4 million and $0.1 million were recorded in the provision for income taxes during the year ended December 31, 2015 and 2014, respectively.

        The Company files tax returns in the U.S., which include federal, state and local jurisdictions and many foreign jurisdictions with varying statutes of limitations. The Company considers Germany, the U.S. and Switzerland to be its significant tax jurisdictions. The tax years 2009 to 2014 are open tax years in these significant foreign jurisdictions. In the first quarter of 2014, the Company settled a tax audit in the U.S. for the tax year 2010. In the third quarter of 2015, the Company settled tax audits in Germany and Italy. The settlement was immaterial to the consolidated financial statements. Tax years 2011 to 2014 remain open for examination in the U.S.

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

Net Periodic Pension Cost

        The components of net periodic benefit costs for the years ended December 31, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Components of net periodic benefit costs:
Service cost	$7.2	$4.8	$5.5
Interest cost	2.5	4.6	4.1
Expected return on plan assets	(2.3)	(4.1)	(3.8)
Settlement loss recognized	10.2	—	—
Amortization of net loss	4.1	0.1	2.2

Net periodic benefit costs	$21.7	$5.4	$8.0

        The net periodic benefit costs for the year ended December 31, 2015 includes a one-time, non-cash settlement loss of $10.2 million as the Company outsourced its pension plan in Switzerland to an outside insurance provider, transferred certain plan assets and pension obligations for retirees and other certain members of the population, made certain plan design changes and re-measured the liability.

        The Company measures its benefit obligation and the fair value of plan assets as of December 31st each year. The changes in benefit obligations and plan assets under the defined benefit pension plans, projected benefit obligation and funded status of the plans were as follows at December 31, (in millions):

	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$207.2	$183.1
Service cost	7.2	4.8
Interest cost	2.5	4.6
Plan participant contributions	3.9	3.8
Plan curtailments	(0.3)	(0.6)
Benefits paid	1.3	(7.1)
Actuarial loss (gain)	7.5	42.1
Plan amendments	14.7	—
Plan settlements	(39.7)	—
Premiums paid	(1.4)	—
Plan combinations	0.9	—
Impact of foreign currency exchange rates	(4.6)	(23.5)

Benefit obligation at end of year	199.2	207.2
Change in plan assets:
Fair value of plan assets at beginning of year	139.6	141.0
Return on plan assets	(3.7)	12.0
Plan participant and employer contributions	9.5	9.5
Benefits paid	1.3	(7.1)
Plan settlements	(39.7)	—
Premiums paid	(1.4)	—
Plan combinations	0.1	—
Impact of foreign currency exchange rates	0.4	(15.8)

Fair value of plan assets at end of year	106.1	139.6

Net funded status	$(93.1)	$(67.6)

        The accumulated benefit obligation for the defined benefit pension plans is $189.7 million and $198.4 million at December 31, 2015 and 2014, respectively. All defined benefit pension plans have an accumulated benefit obligation and projected benefit obligation in excess of plan assets at December 31, 2015 and 2014.

        The following amounts were recognized in the accompanying consolidated balance sheets for the Company's defined benefit plans at December 31, (in millions):

	2015	2014
Current liabilities	$(1.5)	$(1.4)
Non-current liabilities	(91.6)	(66.2)

Net benefit obligation	$(93.1)	$(67.6)

        The following pre-tax amounts were recognized in accumulated other comprehensive income (loss) for the Company's defined benefit plans at December 31, (in millions):

	2015	2014
Reconciliation of amounts recognized in the consolidated balance sheets:
Prior service cost	$(12.2)	$—
Net actuarial loss	(48.5)	(48.8)

Accumulated other comprehensive loss	(60.7)	(48.8)
Accumulated contributions in excess of net periodic benefit cost	(32.4)	(18.8)

Net amount recognized	$(93.1)	$(67.6)

        The amount in accumulated other comprehensive income (loss) at December 31, 2015 expected to be recognized as amortization of net loss within net periodic benefit cost in 2016 is $4.1 million.

        For the defined benefit pension plans, the Company uses a corridor approach to amortize actuarial gains and losses. Under this approach, net actuarial gains or losses in excess of ten percent of the larger of the projected benefit obligation or the fair value of plan assets are amortized over the average remaining service of active participants who are expected to receive benefits under the plans.

        The range of assumptions used for defined benefit pension plans reflects the different economic environments within the various countries. The range of assumptions used to determine the projected benefit obligations for the years ended December 31, are as follows:

	2015	2014	2013
Discount rates	0.3%-2.5%	0.7%-2.4%	0.7%-3.8%
Expected return on plan assets	0.0%-3.0%	2.9%	3.0%
Expected rate of compensation increase	1.0%-3.0%	1.0%-3.0%	1.0%-3.0%

        To determine the expected long-term rate of return on pension plan assets, the Company considers current asset allocations, as well as historical and expected returns on various asset categories of plan assets. For the defined benefit pension plans, the Company applies the expected rate of return to a market-related value of assets, which stabilizes variability in assets to which the expected return is applied.

Asset Allocations by Asset Category

        The fair value of the Company's pension plan assets at December 31, 2015 and 2014, by asset category and by level in the fair value hierarchy, is as follows (in millions):

December 31, 2015	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan Assets:
Debt securities:
Foreign corporations (b)	$0.7	$0.7	$—	$—
Foreign governments (b)	0.5	0.5	—	—

	1.2	1.2	—	—

Equity Securities:
Foreign corporations (c)	0.1	0.1	—	—

	0.1	0.1	—	—

Real estate (d)	0.1	0.1	—	—
Swiss Life Collective BVG Foundation (f)	104.7	—	104.7	—

Total plan assets	$106.1	$1.4	$104.7	$—

December 31, 2014	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan Assets:
Cash and cash equivalents (a)	$138.2	$138.2	$—	$—
Debt securities:
Foreign corporations (b)	0.4	0.4	—	—
Foreign governments (b)	0.7	0.7	—	—

	1.1	1.1	—	—

Equity Securities:
Foreign corporations (c)	0.1	0.1	—	—

	0.1	0.1	—	—

Real estate (d)	0.1	0.1	—	—
Other (e)	0.1	0.1	—	—

Total plan assets	$139.6	$139.6	$—	$—

(a)
Cash and cash equivalents consist primarily of highly liquid investments, including cash on hand.

(b)
Foreign Corporate and Government bond investments had an average rating of AA.

(c)
International equities primarily include investments in large market capitalization stocks.

(d)
Real estate includes Swiss public real estate funds which generate returns in line with the Swiss property market by investing in residential and commerical properties throughout Switzerland.

(e)
Includes private equity, raw materials and alternative investment funds.

(f)
The Company's pension plan in Switzerland is outsourced to Swiss Life AG, an outside insurance provider. Under the insurance contract, the plan assets are invested in Swiss Life Collective BVG

  Foundation (the Foundation), which is an umbrella fund for which the retirement savings and interest rates are guaranteed a minimum of 1.75% on the mandatory withdrawal portion, as defined by Swiss law, and 1.25% on the non-mandatory portion. The Foundation utilizes plan administrators and investment managers to oversee the investment allocation process, set long-term strategic targets and monitor asset allocations. The target allocations are 75% bonds, including cash, 5% equity investments and 20% real estate and mortgages. Should the Foundation yield a return greater than the guaranteed amounts, the Company, according to Swiss law, shall receive 90% of the additional return with Swiss Life AG retaining 10%. The withdrawal benefits and interest allocations are secured at all times by Swiss Life AG.

Contributions and Estimated Future Benefit Payments

        During 2016, the Company expects contributions to be consistent with 2015. The estimated future benefit payments are based on the same assumptions used to measure the Company's benefit obligation at December 31, 2015. The following benefit payments reflect future employee service as appropriate (in millions):

2016	$2.3
2017	2.4
2018	2.7
2019	3.5
2020	3.8
2021-2025	24.4

Other Benefit Plans

        The Company sponsors various defined contribution plans that cover certain domestic and international employees. The Company may make contributions to these plans at its discretion. The Company contributed $6.5 million, $7.1 million and $5.3 million to such plans in the years ended December 31, 2015, 2014 and 2013, respectively.

Note 14—Commitments and Contingencies

Operating Leases

        Certain buildings, office equipment and vehicles are leased under agreements that are accounted for as operating leases. Total rental expense under operating leases was $23.0 million, $22.8 million and $24.6 million during the years ended December 31, 2015, 2014 and 2013, respectively. Future minimum lease payments under non-cancelable operating leases at December 31, 2015, for each of the next five years and thereafter are as follows (in millions):

2016	$17.0
2017	12.0
2018	8.4
2019	6.0
2020	5.0
Thereafter	13.1

Total	$61.5

Capital Leases

        The Company leases certain buildings under agreements that are classified as capital leases. The cost of the buildings under the capital leases is included in the consolidated balance sheets as property, plant and equipment and was $2.7 million and $7.5 million at December 31, 2015 and 2014. Accumulated amortization of the leased buildings at December 31, 2015 and 2014 was $0.7 million and $2.9 million, respectively. Amortization expense related to assets under capital leases is included in depreciation expense. The obligations related to capital leases are recorded as a component of long-term debt or the current portion of long-term debt in the consolidated balance sheets, depending on when the lease payments are due.

Unconditional Purchase Commitments

        The Company has entered into unconditional purchase commitments, in the ordinary course of business, that include agreements to purchase goods, services or fixed assets and to pay royalties that are enforceable and legally binding and that specify all significant terms including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase commitments exclude agreements that are cancelable at any time without penalty. The aggregate amount of the Company's unconditional purchase commitments totaled $109.5 million at December 31, 2015 and the majority of these commitments are expected to be settled during 2016.

License Agreements

        The Company has entered into cross-licensing agreements for various technologies that allow other companies to utilize certain of its patents and related technologies over various periods or into perpetuity. Income from these agreements for the years ended December 31, 2015, 2014 and 2013 was $2.5 million, $2.6 million and $9.5 million, respectively, and is classified in other revenue in the consolidated statements of income and comprehensive income (loss). The unearned portions of proceeds from the cross-licensing agreements are classified as short-term or long-term deferred revenue depending on when the revenue will be earned.

        The Company has also entered into license agreements allowing it to utilize certain patents. If these patents are used in connection with a commercial product sale, the Company pays royalties on the related product revenues. Licensing fees for the years ended December 31, 2015, 2014 and 2013, were $3.2 million, $3.3 million and $4.0 million, respectively, and are recorded in cost of product revenue in the consolidated statements of income and comprehensive income (loss).

Legal

        Lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. The Company believes the outcome of pending proceedings, individually and in the aggregate, will not have a material impact on the Company's financial position or results of operations. As of December 31, 2015 and 2014, no accruals have been recorded for potential contingencies.

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

        Effective December 15, 2014, the Company consented to the entry of an administrative cease-and-desist order (Order) by the SEC concerning violations of the books and records and internal controls provisions of the FCPA. Pursuant to the Order, the Company paid an aggregate amount of $2.4 million, consisting of $1.7 million in disgorgement, $0.3 million in prejudgment interest, and a $0.4 million penalty. This was recorded within interest and other income (expense), net in the accompanying consolidated statements of income and comprehensive income (loss). The Company has been advised that all investigative matters have been completed as of December 31, 2014.

Letters of Credit and Guarantees

        At December 31, 2015 and 2014, the Company had bank guarantees of $137.7 million and $150.3 million, respectively, related primarily to customer advances. These arrangements guarantee the refund of advance payments received from customers in the event that the merchandise is not delivered or warranty obligations are not fulfilled in compliance with the terms of the contract. These guarantees affect the availability of the Company's lines of credit.

Indemnifications

        The Company enters into standard indemnification arrangements in the Company's ordinary course of business. Pursuant to these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, generally the Company's business partners or customers, in connection with any patent, or any copyright or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual anytime after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these agreements is unlimited. The Company believes the estimated fair value of these agreements is minimal based on historical experiences.

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

        Stock option activity for the year ended December 31, 2015 was as follows:

	Shares Subject to Options	Weighted Average Option Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value (in millions) (b)
Outstanding at December 31, 2014	4,810,588	$15.24
Granted	1,107,477	19.81
Exercised	(926,042)	11.81
Forfeited	(354,744)	19.17

Outstanding at December 31, 2015	4,637,279	$16.72	6.5	$35.0

Exercisable at December 31, 2015	2,355,197	$14.08	4.7	$24.0

Exercisable and expected to vest at
December 31, 2015 (a)	4,504,918	$16.64	6.5	$34.4

(a)
In addition to the options that are vested at December 31, 2015, the Company expects a portion of the unvested options to vest in the future. Options expected to vest in the future are determined by applying an estimated forfeiture rate to the options that are unvested as of December 31, 2015.

(b)
The aggregate intrinsic value is based on the positive difference between the fair value of the Company's common stock price of $24.27 on December 31, 2015, or the date of exercises, as appropriate, and the exercise price of the underlying stock options.

        The weighted average fair values of options granted was $7.82, $10.81 and $10.37 per share for the years ended December 31, 2015, 2014 and 2013, respectively.

        The total intrinsic value of options exercised was $8.2 million, $10.0 million and $8.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

        Unrecognized pre-tax stock-based compensation expense of $16.7 million related to stock options awarded under the 2010 Plan is expected to be recognized over the weighted average remaining service period of 2.2 years for stock options outstanding at December 31, 2015.

        Restricted shares of the Company's common stock are periodically awarded to executive officers, directors and certain key employees of the Company, subject to service restrictions, which vest ratably over periods of four to five years. The restricted shares of common stock may not be sold or transferred during the restriction period. Stock-based compensation for restricted stock is recorded based on the stock price on the grant date and charged to expense ratably throughout the restriction period. The following table summarizes information about restricted stock activity during the year ended December 31, 2015:

	Shares Subject to Restriction	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	309,725	$17.20
Granted	135,677	19.83
Vested	(56,395)	17.02
Forfeited	(145,857)	17.42

Outstanding at December 31, 2015	243,150	$18.58

        The total fair value of restricted stock vested was $1.0 million, $3.0 million and $1.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

        Unrecognized pre-tax stock-based compensation expense of $3.9 million related to restricted stock awarded under the 2010 Plan is expected to be recognized over the weighted average remaining service period of 2.8 years for awards outstanding at December 31, 2015.

Note 16—Accumulated Other Comprehensive Income (Loss)

        The following is a summary of the components of accumulated other comprehensive income (loss), net of tax, at December 31, (in millions):

	Foreign Currency Translation	Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2012	$170.3	$(32.5)	$137.8
Other comprehensive income	27.3	15.0	42.3
Realized loss on reclassification	—	2.3	2.3

Balance at December 31, 2013	197.6	(15.2)	182.4
Other comprehensive income (loss)	(131.6)	(22.7)	(154.3)
Realized loss on reclassification	—	0.1	0.1

Balance at December 31, 2014	66.0	(37.8)	28.2
Other comprehensive income (loss)	(62.8)	(23.6)	(86.4)
Realized loss on reclassification	—	14.0	14.0

Balance at December 31, 2015	$3.2	$(47.4)	$(44.2)

Note 17—Other Charges, Net

        The components of other charges, net for the years ended December 31, 2015, 2014 and 2013, were as follows (in millions):

	2015	2014	2013
Acquisition-related expenses (income), net	$(7.2)	$2.9	$3.6
Professional fees incurred in connection with internal investigation	0.4	3.2	6.1
Pension settlement charge	10.2	—	—
Information technology transformation costs	8.9	4.0	—
Restructuring charges	8.1	11.1	18.2
Factory relocation charges	—	—	0.7

Other charges, net	$20.4	$21.2	$28.6

        In 2013, 2014 and 2015, the Company commenced and executed productivity improvement initiatives at both BSI and BEST in an effort to better optimize its operations. These restructuring initiatives include the divestiture of certain non-core businesses, outsourcing of various manufacturing activities, transferring or ceasing operations at certain facilities and an overall right-sizing within the Company based on the then current business environments.

        The Company recorded total restructuring charges during the year ended December 31, 2015, 2014 and 2013 of $29.3 million, $36.1 million and $25.3 million, respectively, related to these initiatives. For the year ended December 31, 2015, restructuring charges of $28.4 million related to the BSI Segment and of $0.9 million related to the BEST Segment. These charges consisted of $7.0 million of inventory provisions for excess inventory, $15.9 million of severance costs and $6.4 million of exit related costs, such as professional service and facility exit charges. For the year ended December 31, 2014, the charges were all within the BSI Segment and consisted of $11.8 million of inventory provisions for excess inventory, $15.5 million of severance costs and $8.8 million of exit related costs. For the year ended December 31, 2013, $23.0 million related to the BSI Segment and $2.3 million related to the BEST Segment, and consisted of $2.1 million of inventory provisions for excess inventory, $17.9 million of severance costs and $5.3 million of exit related costs. During the year ended December 31, 2015, 2014 and 2013, the Company recorded restructuring charges of $21.2 million, $25.0 million and $7.1 million, respectively, as a component of Cost of Revenue, and $8.1 million, $11.1 million and $18.2 million, respectively, as a component of Other Charges, net in the accompanying consolidated statements of income and comprehensive income (loss).

        The Company commenced a restructuring initiative in 2015 within the Bruker BioSpin Group, which was developed as a result of a revenue decline that occurred during the second half of 2014 and continued during the first half of 2015. This initiative is intended to improve Bruker BioSpin Group's operating results. Restructuring actions are expected to result in a reduction of employee headcount within the Bruker BioSpin Group of approximately 9%. Included in the total restructuring charges discussed above are restructuring expenses related to this initiative recorded during the year ended December 31, 2015 in the amount of $14.1 million, consisting of $2.1 million for inventory write-downs and $12.0 million of severance and exit costs, of which $12.3 was recorded as a component of Cost of Revenue and $1.8 million as a component of Other Charges, net in the accompanying consolidated statement of income and comprehensive income (loss). The restructuring also includes the closure and consolidation of certain Bruker BioSpin manufacturing facilities. The Company determined the restructuring was an indicator requiring the evaluation of property, plant and equipment for recoverability. The Company performed an evaluation during the year ended December 31, 2015 and determined that certain property, plant and equipment were impaired and recorded an impairment charge of $2.1 million to reduce those assets to fair value. This impairment charge is recorded within

"Impairment of assets" in the accompanying consolidated statement of income and comprehensive income (loss) for the year ended December 31, 2015. Total restructuring and other one-time charges related to this initiative continuing into 2016 are expected to be between $3 and $5 million, which all relate to employee separation and facility exit costs.

        Included in the total restructuring charges are expenses specifically related to the Plan in the former CAM Division. From inception of the Plan in the third quarter of 2014, cumulative restructuring expenses recorded have been $18.8 million, consisting of $10.3 million of inventory write-downs and $8.5 million of severance and exit costs. Expenses expected to be incurred under the 2014 Plan have been substantially completed during the year ended December 31, 2015.

        In addition, in September and October 2014 the Company divested the assets of the former CAM Division's Inductively Coupled Plasma-Mass Spectrometry (ICP-MS) product line and the Gas Chromatography (GC) and GC single-quadrupole (GC-SQ) GC-MS mass spectrometry products, respectively. The gain on sale of the product lines of $8.0 million was recorded as part of Interest and Other Income (Expense), net within the accompanying consolidated statement of income and comprehensive income (loss) for the year ended December 31, 2014.

        The following table sets forth the changes in the restructuring reserves for the years ended December 31, 2015 and 2014 (in millions):

	Total	Severance	Exit Costs	Provisions for Excess Inventory
Balance at December 31, 2013	$11.5	$8.4	$1.1	$2.0
Restructuring charges	36.1	15.5	8.8	11.8
Cash payments	(22.9)	(14.6)	(8.2)	(0.1)
Non-cash adjustments	(7.5)	(1.4)	(0.3)	(5.8)
Foreign currency impact	(1.1)	(0.8)	(0.1)	(0.2)

Balance at December 31, 2014	16.1	7.1	1.3	7.7
Restructuring charges	29.3	15.9	6.4	7.0
Cash payments	(18.0)	(11.9)	(5.1)	(1.0)
Non-cash adjustments	(2.9)	(0.2)	(0.2)	(2.5)
Foreign currency impact	(1.4)	(0.6)	—	(0.8)

Balance at December 31, 2015	$23.1	$10.3	$2.4	$10.4

Note 18—Interest and Other Income (Expense), Net

        The components of interest and other income (expense), net for the years ended December 31, 2015, 2014 and 2013, were as follows (in millions):

	2015	2014	2013
Interest income	$1.2	$0.8	$1.0
Interest expense	(13.0)	(13.3)	(13.4)
Exchange losses on foreign currency transactions	(5.5)	(2.0)	(10.4)
(Loss) gain on disposal of product line	(0.2)	8.3	0.9
Other	(0.2)	2.1	(1.7)

Interest and other income (expense), net	$(17.7)	$(4.1)	$(23.6)

Note 19—Business Segment Information

        The Company has two reportable segments, BSI and BEST, as discussed in Note 1 to the consolidated financial statements.

        Selected business segment information is presented below for the years ended December 31, (in millions):

	2015	2014	2013
Revenue:
BSI	$1,499.2	$1,674.6	$1,709.5
BEST	133.7	152.9	147.4
Eliminations (a)	(9.1)	(18.6)	(17.5)

Total revenue	$1,623.8	$1,808.9	$1,839.4

Operating Income (Loss):
BSI	$133.2	$99.8	$138.9
BEST	11.5	3.4	9.5
Corporate, eliminations and other (b)	1.0	2.2	(0.2)

Total operating income	$145.7	$105.4	$148.2

(a)
Represents product and service revenue between reportable segments.

(b)
Represents corporate costs and eliminations not allocated to the reportable segments.

        The Company recorded an impairment charge of $4.6 million for the year ended December 31, 2015 within the BSI Segment. The Company recorded an impairment charge of $11.5 million for the year ended December 31, 2014, of which $6.4 million was within the BSI Segment and $5.1 million within the BEST Segment. Please see Note 7—Property, Plant and Equipment, net and Note 8—Goodwill and Other Intangible Assets, for description of impairment charges recorded in 2015 and 2014. These impairment charges are included within "Impairment of assets" in the accompanying consolidated statements of income and comprehensive income (loss).

        Total assets by segment as of and for the years ended December 31, are as follows (in millions):

	2015	2014
Assets:
BSI	$1,715.3	$1,827.7
BEST	79.1	101.2
Eliminations and other (a)	(63.5)	(64.1)

Total assets	$1,730.9	$1,864.8

(a)
Assets not allocated to the reportable segments and eliminations of intercompany transactions.

        Total capital expenditures and depreciation and amortization by segment are presented below for the years ended December 31, (in millions):

	2015	2014	2013
Capital Expenditures:
BSI	$30.1	$31.5	$44.9
BEST	4.1	2.3	5.4

Total capital expenditures	$34.2	$33.8	$50.3

Depreciation and Amortization:
BSI	$50.5	$55.1	$56.4
BEST	2.8	4.6	4.9

Total depreciation and amortization	$53.3	$59.7	$61.3

        Revenue and property, plant and equipment, net by geographical area as of and for the year ended December 31, are as follows (in millions):

	2015	2014	2013
Revenue:
United States	$380.4	$387.6	$359.7
Germany	198.9	215.1	188.9
Rest of Europe	479.6	522.9	583.7
Asia Pacific	414.9	495.5	529.1
Other	150.0	187.8	178.0

Total revenue	$1,623.8	$1,808.9	$1,839.4

	2015	2014
Property, plant and equipment, net:
United States	$43.2	$45.9
Germany	125.9	143.8
Rest of Europe	54.7	53.6
Asia Pacific	4.2	4.7
Other	3.1	1.9

Total property, plant and equipment, net	$231.1	$249.9

Note 20—Related Parties

        The Company leases certain office space from certain of its principal shareholders, including a director and executive officer and another member of the Company's Board of Directors, and members of their immediate families, which have expiration dates ranging from 2016 to 2020. Total rent expense under these leases was $1.8 million, $2.0 million and $2.6 million for each of the years ended December 31, 2015, 2014 and 2013, respectively.

        During the years ended December 31, 2014 and 2013, the Company incurred expenses of $2.4 million and $5.3 million, respectively, to a law firm in which one of the former members of its Board of Directors is a partner.

        During the years ended December 31, 2014 and 2013, the Company incurred expenses of $0.1 million and $0.2 million, respectively, to a financial services firm in which one of the former members of its Board of Directors is a partner.

        During the years ended December 31, 2014 and 2013, the Company recorded revenue of $0.9 million and $0.1 million, respectively, from commercial transactions with a life science supply company in which a member of the Company's Board of Directors is Chairman, President and Chief Executive Officer and another member of the Company's Board of Directors was formerly a director.

        During the years ended December 31, 2015 and 2014, the Company recorded revenue of $0.7 million and $1.9 million, respectively, and incurred expenses of $0.1 million for the year ended December 31, 2014, arising from commercial transactions with a life sciences company in which a member of the Company's Board of Directors, who joined the Board of Directors in 2014, is Chairman and Chief Executive Officer.

        During the year ended December 31, 2015, the Company recorded revenue of $0.5 million from commercial transactions with a thermal analysis company in which a member of our Board of Directors serves as a consultant.

Note 21—Recent Accounting Pronouncements

        In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-17, Balance Sheet Classification of Deferred Taxes, which eliminates the current requirement to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent. The guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016, with early adoption permitted. The Company elected to early adopt this standard prospectively and all deferred taxes are shown as noncurrent in the consolidated balance sheet as of December 31, 2015.

        In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment, including the effect on earnings of any amounts it would have recorded in previous periods if the accounting had been completed at the acquisition date. The guidance is effective for public business entities for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The Company does not expect the adoption of ASU No. 2015-16 to have a material impact on our consolidated financial statements.

        In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. The new guidance eliminates the measurement of inventory at market value, and inventory will now be measured at the lower of cost and net realizable value. The ASU defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. No other changes were made to the current guidance on inventory measurement. ASU No. 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. The Company is evaluating the provisions of this statement and has not determined what impact the adoption of ASU No. 2015-11 will have on the Company's consolidated financial statements.

        In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The new guidance changes the presentation of debt issuance costs in the balance sheet to a reduction of the related debt liability instead of classifying as an asset. The income statement presentation of debt issuance costs is unchanged. ASU No. 2015-03 is effective for annual periods beginning after December 15, 2015, and interim periods within those years. Early application is permitted and the guidance is to be applied retrospectively to all prior periods presented. In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance

Costs Associated with Line-of-Credit Arrangements, excluding debt issuance costs related to line-of-credit arrangements from the scope of ASU No. 2015-03. The Company does not expect the adoption of ASU No. 2015-03 to have a material impact on its consolidated balance sheet.

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements under Accounting Standards Codification (ASC) Topic 605. The new guidance was the result of a joint project between the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop common revenue standards for U.S. GAAP and International Financial Reporting Standards. The core principle of the new guidance is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 was originally effective prospectively for annual periods beginning after December 15, 2016, and interim periods within those years. Early application was not permitted. In August 2015, the FASB elected to defer the effective date of ASU No. 2014-09 by one year to annual periods beginning after December 15, 2017, with early application permitted as of the original effective date. The Company is currently assessing the impact the adoption of this standard may have on its consolidated financial statements upon adoption.

Note 22—Quarterly Financial Data (Unaudited)

        A summary of operating results for the quarterly periods in the years ended December 31, 2015 and 2014, is set forth below (in millions, except per share data):

	Quarter Ended
	March 31	June 30	September 30 (1)	December 31 (1)
Year ended December 31, 2015
Net revenue	$353.5	$396.0	$396.1	$478.2
Gross profit	160.2	169.4	167.5	211.5
Operating income	15.2	31.6	28.2	70.7
Net income attributable to Bruker Corporation	6.5	21.9	11.8	61.4
Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.04	$0.13	$0.07	$0.37
Diluted	$0.04	$0.13	$0.07	$0.36
Year ended December 31, 2014
Net revenue	$423.7	$457.4	$419.8	$508.0
Gross profit	179.7	200.5	167.3	215.8
Operating income	20.6	35.4	4.9	44.5
Net income attributable to Bruker Corporation	8.7	16.4	5.5	26.1
Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.05	$0.10	$0.03	$0.16
Diluted	$0.05	$0.10	$0.03	$0.15

(1)
The second, third and fourth quarter of 2015 includes impairment of assets of $1.8 million, $2.5 million and $0.3 million, respectively, comprised of goodwill, definite-lived intangible assets and other long-lived assets.

The third and fourth quarter of 2014 includes impairment of assets of $6.9 million and $4.6 million, respectively, comprised of definite-lived intangible assets and other long-lived assets.

Note 23—Subsequent Event

        On February 22, 2016, the Company announced the establishment of a dividend policy and the declaration by its Board of Directors of an initial quarterly cash dividend in the amount of $0.04 per share of the Company's issued and outstanding common stock. The dividend will be paid on March 24, 2016 to stockholders of record as of March 4, 2016. Under the dividend policy, the Company will target a cash dividend to the Company's stockholders in the amount of $0.16 per share per annum, payable in equal quarterly installments. Subsequent dividend declarations and the establishment of record and payment dates for such future dividend payments, if any, are subject to the Board of Directors' continuing determination that the dividend policy is in the best interests of the Company's stockholders. The dividend policy may be suspended or cancelled at the discretion of the Board of Directors at any time.

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON AUDITING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        We have established disclosure controls and procedures that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) by others within our organization. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2015 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

        The attestation report issued by Ernst & Young LLP, our independent registered public accounting firm, on our internal control over financial reporting is included herein.

Changes in Control over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Bruker Corporation

        We have audited Bruker Corporation's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Bruker Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Bruker Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bruker Corporation as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2015 of Bruker Corporation and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 26, 2016

ITEM 9B    OTHER INFORMATION

        None.

 PART III

ITEM 10    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The full text of the Company's code of ethics, which applies to its Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Board of Directors is published on the Company's Investor Relations web site at www.bruker.com. We intend to disclose future amendments to certain provisions of our Code, or waivers of such provisions granted to executive officers and directors, on the web site within four business days following the date of such amendment or waiver.

        Information regarding our executive officers may be found under the caption "Executive Officers" in our definitive proxy statement for our 2016 Annual Meeting of Stockholders. Information regarding our directors, including committees of our Board of Directors and our Audit Committee Financial Experts, may be found under the captions "Election of Directors," "Board Meetings, Committees and Compensation," and "Audit Committee Report" in our definitive proxy statement for our 2016 Annual Meeting of Stockholders. Information regarding compliance with Section 16(a) of the Exchange Act may be found in our definitive proxy statement for our 2016 Annual Meeting of Stockholders under the caption "Section 16(a) Beneficial Ownership Reporting Compliance." Information regarding the procedures by which security holders may recommend nominees to our Board of Directors may be found in our definitive proxy statement for our 2016 Annual Meeting of Stockholders under the caption "Director Nominations." Such information is incorporated herein by reference.

ITEM 11    EXECUTIVE COMPENSATION

        Information regarding executive compensation may be found under the captions "Compensation of Directors," "Compensation Discussion and Analysis," "Summary of Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report" in our definitive proxy statement for our 2016 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table summarizes information about our equity compensation plans as of December 31, 2015:

Period	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,880,429	$16.81	3,049,207
Equity compensation plans not approved by security holders	N/A	N/A	N/A

	4,880,429	$16.81	3,049,207

        The Bruker Corporation 2010 Incentive Compensation Plan, or the 2010 Plan, was approved by our stockholders in May 2010. The 2010 Plan has a term of ten years and provides for the issuance of up to 8,000,000 shares of the Company's common stock.

        The information contained in our definitive proxy statement for our 2016 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information contained in our definitive proxy statement for our 2016 Annual Meeting of Stockholders under the captions "Related Persons Transactions" and "Board Meetings, Committees and Compensation" is incorporated herein by reference.

ITEM 14    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information contained in our definitive proxy statement for our 2016 Annual Meeting of Stockholders under the captions "Independent Registered Public Accounting Firm" and "Ratification of Independent Registered Public Accounting Firm" is incorporated herein by reference.

PART IV

ITEM 15    EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

  (a)
  Financial Statements and Schedules

  (1)
  Financial Statements

        The following consolidated financial statements of Bruker Corporation are filed as part of this report under Item 8—Financial Statements and Supplementary Data:

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Income and Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013
Notes to Consolidated Financial Statements
    (2)
    Financial Statement Schedules

        All schedules have been omitted because they are not required or because the required information is provided in the Consolidated Financial Statements or Notes thereto set forth under Item 8 above.

    (3)
    Exhibits

  (b)
  List of Exhibits

Incorporated by Reference (1)
Filed Herewith
Exhibit No.	Description		Form	Date
3.1	Amended Certificate of Incorporation of the Registrant		10-K	December 31, 2007
3.2	Bylaws of the Registrant		S-1	August 3, 2000
4.1	Specimen stock certificate representing shares of common stock of the Registrant		S-3	April 22, 2004
10.1†	Bruker Corporation 2010 Incentive Compensation Plan		S-8	June 4, 2010
10.2†	Bruker Corporation 2010 Incentive Compensation Plan Form of Incentive Stock Option Agreement		10-Q	June 30, 2010
10.3†	Bruker Corporation 2010 Incentive Compensation Plan Form of Non-Qualified Stock Option Agreement		10-Q	June 30, 2010
10.4†	Bruker Corporation 2010 Incentive Compensation Plan Form of Restricted Stock Agreement		10-Q	June 30, 2010

Incorporated by Reference (1)
Filed Herewith
Exhibit No.	Description		Form	Date
10.30	Amended and Restated Credit Agreement dated as of May 24, 2011 among the Company, Bruker AXS GmbH, Bruker Daltonik GmbH, Bruker Optik GmbH, Bruker Physik GmbH, Bruker BioSpin Invest AG, Bruker BioSpin AG and Bruker BioSpin International AG, the other foreign subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto, Deutsche Bank Securities Inc., Commerzbank Ag, New York, Grand Cayman And Stuttgart Branches and RBS Citizens, National Association, as Co-Documentation Agents, Bank of America, N.A. as Syndication Agent and JPMorgan Chase Bank, N.A., as Administrative Agent		8-K	May 25, 2011
10.31*	Note Purchase Agreement dated as of January 18, 2012.		8-K	January 18, 2012
10.34†	Bruker Energy & Supercon Technologies, Inc. 2009 Stock Option Plan		10-K	December 31, 2009
10.35†	Form of Bruker Energy & Supercon Technologies, Inc. Incentive Stock Option Agreement		10-K	December 31, 2009
10.36†	Form of Bruker Energy & Supercon Technologies, Inc. Non-Qualified Stock Option Agreement		10-K	December 31, 2009
10.40†	Letter agreement dated June 5, 2012 between Bruker Corporation and Charles F. Wagner, Jr		10-Q	June 30, 2012
10.41†	Employment offer letter agreement dated June 25, 2012 between Bruker Corporation and Juergen Srega		10-Q	March 31, 2013
10.42†	Amended employment agreement dated December 3, 2013 between Bruker Corporation and Thomas Bachmann		10-K	December 31, 2013

Incorporated by Reference (1)
Filed Herewith
Exhibit No.	Description		Form	Date
10.43*	Credit Agreement, dated October 27, 2015, by and among the Company and certain of its foreign subsidiaries as borrowers, Citizens Bank, N.A., Deutsche Bank Securities Inc. and TD Bank, N.A., as Co-Documentation Agents, Bank of America, N.A. and Wells Fargo Bank, National Association, as Co-Syndication Agents, JPMorgan Chase Bank, N.A., as Administrative Agent for itself and the other lenders party thereto, and the several banks or other financial institutions or entities from time to time party thereto as lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on the Form 8-K filed on October 27, 2015, File No. 000-30833)		8-K	October 27, 2015
10.44†	Employment agreement with an effective date of November 1, 2015 between Bruker Corporation and Dr. René Lenggenhager		10-Q	November 6, 2015
21.1	Subsidiaries of the Registrant	X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X
24.1	Power of attorney (included on signature page hereto)	X
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101
	The following materials from the Bruker Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income (Loss), (iii) Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows and (iv) Notes to the Condensed Consolidated Financial Statements	X

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

BRUKER CORPORATION
Date: February 26, 2016	By:	/s/ FRANK H. LAUKIEN, PH.D. Name: Frank H. Laukien, Ph.D. Title: President, Chief Executive Officer and Chairman

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

Name	Title	Date
/s/ FRANK H. LAUKIEN, PH.D. Frank H. Laukien, Ph.D.	President, Chief Executive Officer and Chairman (Principal Executive Officer)	February 26, 2016
/s/ ANTHONY L. MATTACCHIONE Anthony L. Mattacchione	Chief Financial Officer and Senior Vice President (Principal Financial Officer)	February 26, 2016
/s/ MICHAEL G. KNELL Michael G. Knell	Vice President of Finance and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2016
/s/ WOLF-DIETER EMMERICH, PH.D. Wolf-Dieter Emmerich, Ph.D.	Director	February 26, 2016
/s/ STEPHEN W. FESIK, PH.D. Stephen W. Fesik, Ph.D.	Director	February 26, 2016
/s/ BRENDA J. FURLONG Brenda J. Furlong	Director	February 26, 2016

Name	Title	Date
/s/ MARC A.KASTNER, PH.D. Marc A. Kastner, PH. D.	Director	February 26, 2016
/s/ RICHARD D. KNISS Richard D. Kniss	Director	February 26, 2016
/s/ JOERG C. LAUKIEN Joerg C. Laukien	Director	February 26, 2016
/s/ WILLIAM A. LINTON William A. Linton	Director	February 26, 2016
/s/ GILLES G. MARTIN Gilles G. Martin	Director	February 26, 2016
/s/ JOHN ORNELL John Ornell	Director	February 26, 2016
/s/ RICHARD A. PACKER Richard A. Packer	Director	February 26, 2016
/s/ HERMANN REQUARDT, PH.D. Hermann Requardt, PH.D.	Director	February 26, 2016
/s/ ROBERT ROSENTHAL, PH.D. Robert Rosenthal, PH.D	Director	February 26, 2016
/s/ CHRIS VAN INGEN Chris van Ingen	Director	February 26, 2016