Form 10-Q
period 2016-03-31
BRUKER CORP
filed 2016-05-06
CIK 1109354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2016
Common Stock, $0.01 par value per share	161,454,756 shares

BRUKER CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2016

PART I                FINANCIAL INFORMATION

ITEM 1.              UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$209.9	$267.1
Short-term investments	210.6	201.2
Accounts receivable, net	233.4	234.7
Inventories	460.1	422.0
Other current assets	111.4	106.5
Total current assets	1,225.4	1,231.5

Property, plant and equipment, net	239.0	231.1
Intangibles, net and other long-term assets	275.4	267.4
Total assets	$1,739.8	$1,730.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$20.4	$0.6
Accounts payable	95.1	72.1
Customer advances	146.4	178.3
Other current liabilities	279.8	303.5
Total current liabilities	541.7	554.5

Long-term debt	281.8	265.2
Other long-term liabilities	207.2	177.4

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock, $0.01 par value 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value 260,000,000 shares authorized, 170,223,598 and 169,644,644 shares issued and 162,554,756 and 165,354,180 shares outstanding at March 31, 2016 and December 31, 2015, respectively	1.7	1.7
Treasury stock, at cost, 7,668,905 and 4,290,527 shares at March 31, 2016 and December 31, 2015, respectively	(174.1)	(90.9)
Accumulated other comprehensive loss	(11.8)	(44.2)
Other shareholders’ equity	886.3	859.5
Total shareholders’ equity attributable to Bruker Corporation	702.1	726.1
Noncontrolling interest in consolidated subsidiaries	7.0	6.8
Total shareholders’ equity	709.1	732.9

Total liabilities and shareholders’ equity	$1,739.8	$1,730.0

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(in millions, except per share data)

	Three Months Ended March 31,
	2016	2015
Product revenue	$312.3	$298.0
Service revenue	60.7	54.1
Other revenue	2.4	1.4
Total revenue	375.4	353.5

Cost of product revenue	170.2	161.2
Cost of service revenue	37.4	31.9
Cost of other revenue	1.0	0.2
Total cost of revenue	208.6	193.3
Gross profit	166.8	160.2

Operating expenses:
Selling, general and administrative	92.7	94.6
Research and development	36.1	37.2
Other charges, net	4.0	13.2
Total operating expenses	132.8	145.0
Operating income	34.0	15.2

Interest and other income (expense), net	(5.6)	(3.5)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	28.4	11.7
Income tax provision	4.8	4.8
Consolidated net income	23.6	6.9
Net income attributable to noncontrolling interest in consolidated subsidiaries	—	0.4
Net income attributable to Bruker Corporation	$23.6	$6.5

Net income per common share attributable to
Bruker Corporation shareholders:
Basic and diluted	$0.14	$0.04

Weighted average common shares outstanding:
Basic	163.3	168.3
Diluted	164.3	169.7

Comprehensive income (loss)	$56.2	$(57.7)
Less: Comprehensive income attributable to noncontrolling interests	0.2	0.4
Comprehensive income (loss) attributable to Bruker Corporation	$56.0	$(58.1)

Dividend declared	$0.04	$—

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Consolidated net income	$23.6	$6.9
Adjustments to reconcile consolidated net income to cash flows from operating activities:
Depreciation and amortization	13.2	13.5
Write-down of demonstration inventories to net realizable value	4.8	5.0
Stock-based compensation expense	2.2	2.2
Deferred income taxes	(2.7)	(3.7)
Other non-cash expenses, net	1.7	7.3
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	7.2	51.5
Inventories	(28.8)	(36.6)
Accounts payable and accrued expenses	(9.0)	(6.8)
Income taxes payable, net	(13.7)	(6.9)
Deferred revenue	9.2	(3.1)
Customer advances	(18.4)	8.9
Other changes in operating assets and liabilities, net	(3.3)	(11.2)
Net cash (used in) provided by operating activities	(14.0)	27.0

Cash flows from investing activities:
Purchases of short-term investments	(21.7)	(21.5)
Maturities of short-term investments	21.7	21.5
Purchases of property, plant and equipment	(8.0)	(5.7)
Proceeds from sales of property, plant and equipment	0.6	—
Net cash used in investing activities	(7.4)	(5.7)

Cash flows from financing activities:
Proceeds from revolving lines of credit	36.0	—
Proceeds (repayment) of other debt, net	0.4	(0.1)
Proceeds from issuance of common stock, net	7.5	3.3
Payment of contingent consideration	—	(2.1)
Repurchase of common stock	(78.9)	—
Changes in restricted cash	(0.1)	0.8
Payment of dividends	(6.5)	—
Excess tax benefits related to stock option awards	—	2.2
Net cash (used in) provided by financing activities	(41.6)	4.1
Effect of exchange rate changes on cash and cash equivalents	5.8	(10.4)
Net change in cash and cash equivalents	(57.2)	15.0
Cash and cash equivalents at beginning of period	267.1	319.5
Cash and cash equivalents at end of period	$209.9	$334.5

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              Description of Business

Bruker Corporation, together with its consolidated subsidiaries (“Bruker” or the “Company”), is a designer and manufacturer of high-performance scientific instruments and analytical and diagnostic solutions that enable our customers to explore life and materials at microscopic, molecular and cellular levels. Many of our products are used to detect, measure and visualize structural characteristics of chemical, biological and industrial material samples. Our products address the rapidly evolving needs of a diverse array of customers in life science research, pharmaceuticals, biotechnology, applied markets, cell biology, clinical research, microbiology, in-vitro diagnostics, nanotechnology and materials science research.

The Company has two reportable segments, Bruker Scientific Instruments (BSI), which represents approximately 93% of the Company’s revenues during the three months ended March 31, 2016, and Bruker Energy & Supercon Technologies (BEST), which represents the remainder of the Company’s revenues.  Within BSI, the Company is organized into three operating segments: the Bruker BioSpin Group, the Bruker CALID Group and the Bruker Nano Group. For financial reporting purposes, the Bruker BioSpin, Bruker CALID and Bruker Nano operating segments are aggregated into the BSI reportable segment because each has similar economic characteristics, production processes, service offerings, types and classes of customers, methods of distribution and regulatory environments.

Bruker BioSpin- The Bruker BioSpin Group manufactures and distributes enabling life science tools based on magnetic resonance technology. The majority of Bruker BioSpin’s revenues are generated by academic and government research customers. Other customers include pharmaceutical and biotechnology companies and nonprofit laboratories, as well as chemical, food and beverage, clinical and polymer companies.

Bruker CALID (Chemicals, Applied Markets, Life Science, In-Vitro Diagnostics, Detection)- The Bruker CALID Group  designs, manufactures and distributes life science mass spectrometry and  ion mobility spectrometry systems, infrared spectroscopy and radiological/nuclear detectors for Chemical, Biological, Radiological, Nuclear and Explosive (CBRNE) detection in emergency response, homeland security and defense applications, and analytical and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy technologies. Customers of the Bruker CALID Group include pharmaceutical, biotechnology and diagnostics companies, contract research organizations, academic institutions, medical schools, nonprofit or for-profit forensics, agriculture, food and beverage safety, environmental and clinical microbiology laboratories, hospitals and government departments and agencies.

Bruker Nano- The Bruker Nano Group designs, manufactures and distributes advanced X-ray instruments, atomic force microscopy instrumentation, advanced fluorescence optical microscopy instruments, analytical tools for electron microscopes and X-ray metrology, defect-detection equipment for semiconductor process control, handheld, portable and mobile X-ray fluorescence spectrometry instruments and spark optical emission spectroscopy systems.  Customers of the Bruker Nano Group include biotechnology and pharmaceutical companies, academic institutions, governmental customers, nanotechnology companies, semiconductor companies, raw material manufacturers, industrial companies and other businesses involved in materials analysis.

The Company’s BEST reportable segment develops and manufactures superconducting and non-superconducting materials and devices for use in renewable energy, energy infrastructure, healthcare and ‘‘big science’’ research. The segment focuses on metallic low temperature superconductors for use in magnetic resonance imaging, nuclear magnetic resonance, fusion energy research and other applications, as well as ceramic high temperature superconductors primarily for energy grid and magnet applications.

The unaudited condensed consolidated financial statements represent the consolidated accounts of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements as of March 31, 2016 and December 31, 2015, and for the three months ended March 31, 2016 and 2015, have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial information presented herein does not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of the results expected for any other interim period or the full year. Certain prior year amounts have been reclassified to conform to the current year presentation and had no effect on previously reported net income or cash flows.

At March 31, 2016, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, have not changed.

2.              Stock-Based Compensation

The Company’s awards of stock-based compensation are in the form of stock options and restricted stock. The Company recorded stock-based compensation expense as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Stock options	$1.8	$1.8
Restricted stock	0.4	0.4
Total stock-based compensation	$2.2	$2.2

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

	2016	2015
Risk-free interest rates	1.32% - 2.05%	1.58% - 1.71%
Expected life	5.75-7.02 years	6.0 - 6.3 years
Volatility	34.39% - 41.60%	42.87% - 52.23%
Expected dividend yield	0.0% - 0.63%	0.0%

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

Stock option activity for the three months ended March 31, 2016 was as follows:

	Shares Subject to Options	Weighted Average Option Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value (in millions) (b)
Outstanding at December 31, 2015	4,637,279	$16.72
Granted	204,997	24.43
Exercised	(565,849)	13.33
Forfeited	(73,710)	17.13
Outstanding at March 31, 2016	4,202,717	$17.54	6.8	$44.0

Exercisable at March 31, 2016	1,899,133	$14.62	4.9	$25.4

Exercisable and expected to vest at March 31, 2016 (a)	4,058,513	$17.46	6.7	$42.8

(a)         In addition to the options that are vested at March 31, 2016, the Company expects a portion of the unvested options to vest in the future. Options expected to vest in the future are determined by applying an estimated forfeiture rate to the options that are unvested as of March 31, 2016.

(b)         The aggregate intrinsic value is based on the positive difference between the fair value of the Company’s common stock price of $28.00 on March 31, 2016, or the date of exercises, as appropriate, and the exercise price of the underlying stock options.

The weighted average fair value of options granted was $9.98 and $8.70 per share for the three months ended March 31, 2016 and 2015, respectively.

The total intrinsic value of options exercised was $7.5 million and $2.4 million for the three months ended March 31, 2016 and 2015, respectively.

Restricted stock activity for the three months ended March 31, 2016 was as follows:

	Shares Subject to Restriction	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	243,150	$18.58
Granted	13,105	24.80
Vested	(1,375)	16.57
Outstanding at March 31, 2016	254,880	$18.91

The total fair value of restricted stock vested was $0.0 million for the each of the three months ended March 31, 2016 and 2015.

At March 31, 2016, the Company expects to recognize pre-tax stock-based compensation expense of $15.6 million associated with outstanding stock option awards granted under the Company’s stock plans over the weighted average remaining service period of 2.56 years. In addition, the Company expects to recognize additional pre-tax stock-based compensation expense of $3.6 million associated with outstanding restricted stock awards granted under the Company’s stock plans over the weighted average remaining service period of 2.76 years.

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

The following table sets forth the computation of basic and diluted weighted average shares outstanding and net income per common share attributable to Bruker Corporation shareholders (in millions, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Net income attributable to Bruker Corporation, as reported	$23.6	$6.5

Weighted average shares outstanding:
Weighted average shares outstanding-basic	163.3	168.3
Effect of dilutive securities:
Stock options and restricted stock	1.0	1.4
	164.3	169.7

Net income per common share attributable to Bruker Corporation shareholders:
Basic and diluted	$0.14	$0.04

Stock options to purchase approximately 0.0 million shares and 1.7 million shares were excluded from the computation of diluted earnings per share in the three months ended March 31, 2016 and 2015, respectively, as their effect would have been anti-dilutive.

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

The following tables set forth the Company’s financial instruments that are measured at fair value on a recurring basis and presents them within the fair value hierarchy using the lowest level of input that is significant to the fair value measurement at March 31, 2016 and December 31, 2015 (in millions):

March 31, 2016	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments	$210.6	$210.6	$—	$—
Restricted cash	1.7	1.7	—	—
Foreign exchange contracts	1.1	—	1.1	—
Embedded derivatives in purchase and delivery contracts	0.1	—	0.1	—
Long-term restricted cash	2.7	2.7	—	—
Total assets recorded at fair value	$216.2	$215.0	$1.2	$—

Liabilities:
Contingent consideration	$4.6	$—	$—	$4.6
Foreign exchange contracts	0.2	—	0.2	—
Embedded derivatives in purchase and delivery contracts	0.4	—	0.4	—
Fixed price commodity contracts	0.3	—	0.3	—
Total liabilities recorded at fair value	$5.5	$—	$0.9	$4.6

December 31, 2015	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments	$201.2	$201.2	$—	$—
Restricted cash	1.5	1.5	—	—
Embedded derivatives in purchase and delivery contracts	0.5	—	0.5	—
Long-term restricted cash	2.6	2.6	—	—
Total assets recorded at fair value	$205.8	$205.3	$0.5	$—

Liabilities:
Contingent consideration	$4.6	$—	$—	$4.6
Foreign exchange contracts	1.3	—	1.3	—
Embedded derivatives in purchase and delivery contracts	0.5	—	0.5	—
Fixed price commodity contracts	0.4	—	0.4	—
Total liabilities recorded at fair value	$6.8	$—	$2.2	$4.6

The Company’s financial instruments consist primarily of cash equivalents, short-term investments, restricted cash, derivative instruments consisting of foreign exchange contracts, commodity contracts, derivatives embedded in certain purchase and sale contracts, accounts receivable, short-term borrowings, accounts payable, contingent consideration and long-term debt. The carrying amounts of the Company’s cash equivalents, short-term investments, restricted cash, accounts receivable, short-term borrowings and accounts payable approximate fair value due to their short-term nature. Derivative assets and liabilities are measured at fair value on a recurring basis. The Company’s long-term debt consists principally of a private placement arrangement entered into in 2012 with various fixed interest rates based on the maturity date.  The fair value of the long-term fixed interest rate debt, which has been classified as Level 2, was $257.6 million and $252.1 million at March 31, 2016 and December 31, 2015, respectively, based on market and observable sources with similar maturity dates.

Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities and did not elect the fair value option for any financial assets or liabilities which originated during the three months ended March 31, 2016 or 2015.

As part of certain historical acquisitions, the Company recorded contingent consideration liabilities that have been classified as Level 3 in the fair value hierarchy. The contingent consideration represents the estimated fair value of future payments to the former shareholders of applicable acquired companies based on achieving annual revenue and gross margin targets in certain years as specified in the purchase and sale agreements. The Company initially valued the contingent consideration by using a Monte Carlo simulation which models future revenue and costs of goods sold projections and discounts the average results to present value. There were no changes to the fair value of the contingent considerations recognized in earnings for the three months ended March 31, 2016.  Changes to the fair value of the contingent consideration recognized in earnings for the three months ended March 31, 2015 was $0.1 million, and was recorded within Other Charges, net in the unaudited condensed consolidated statements of income and comprehensive income (loss). There was no activity or change in value in the contingent consideration liability as of March 31, 2016 compared to December 31, 2015.

During the second quarter of 2014, the Company commenced a program to enter into time deposits with varying maturity dates ranging from one to twelve months, as well as call deposits for which the Company has the ability to redeem the invested amounts over a period of 31 to 95 days.  The Company has classified these investments within cash and cash equivalents or short-term investments within the unaudited condensed consolidated balance sheet based on the call and maturity dates.  As of March 31, 2016 there are no cash equivalents outstanding and $210.6 million of short-term investments.

Short-term investments are classified as available-for-sale and are reported at fair value, with unrealized gains (losses) excluded from earnings and reported, net of tax, in accumulated other comprehensive income (loss) within the accompanying unaudited condensed consolidated balance sheet. There were no unrealized gains (losses) recorded during the three months ended March 31, 2016 and 2015. On a quarterly basis, the Company reviews its short-term investments to determine if there have been any events that could create an impairment.  None were noted for the three months ended March 31, 2016 and 2015.

5.              Inventories

Inventories consisted of the following (in millions):

	March 31,	December 31,
	2016	2015
Raw materials	$141.2	$158.8
Work-in-process	188.7	131.1
Finished goods	91.3	93.3
Demonstration units	38.9	38.8
Inventories	$460.1	$422.0

Finished goods include in-transit systems that have been shipped to the Company’s customers, but not yet installed and accepted by the customer. As of March 31, 2016 and December 31, 2015, inventory-in-transit was $40.8 million and $44.7 million, respectively.

The Company reduces the carrying value of its demonstration inventories for differences between its cost and estimated net realizable value through a charge to cost of product revenue that is based on a number of factors, including the age of the unit, the physical condition of the unit and an assessment of technological obsolescence. Amounts recorded in Cost of Revenue related to the write-down of demonstration units to net realizable value were $4.8 million and $5.0 million for the three months ended March 31, 2016 and 2015, respectively.

6.              Goodwill and Other Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for the three months ended March 31, 2016 (in millions):

Balance at December 31, 2015	$130.6
Foreign currency effect	1.3
Balance at March 31, 2016	$131.9

The following is a summary of intangible assets (in millions):

	March 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology and related patents	$154.7	$(99.6)	$55.1	$154.5	$(95.5)	$59.0
Customer relationships	18.5	(6.4)	12.1	18.4	(5.9)	12.5
Non compete contracts	1.8	(0.7)	1.1	1.8	(0.6)	1.2
Trade names	1.6	(0.2)	1.4	1.6	(0.2)	1.4
Intangible assets subject to amortization	176.6	(106.9)	69.7	176.3	(102.2)	74.1
In-process research and development	0.6	—	0.6	0.6	—	0.6
Intangible assets	$177.2	$(106.9)	$70.3	$176.9	$(102.2)	$74.7

For the three months ended March 31, 2016 and 2015, the Company recorded amortization expense of $5.4 million and $5.2 million, respectively, related to intangible assets subject to amortization.

7.              Debt

The Company’s debt obligations as of March 31, 2016 and December 31, 2015 consisted of the following (in millions):

	March 31,	December 31,
	2016	2015
US Dollar revolving loan under the 2015 Credit Agreement	$61.0	$25.0
US Dollar notes under the Note Purchase Agreement	240.0	240.0
Unamortized debt issuance costs under the Note Purchase Agreement	(0.9)	(0.9)
Capital lease obligations and other loans	2.1	1.7
Total debt	302.2	265.8
Current portion of long-term debt	(20.4)	(0.6)
Total long-term debt, less current portion	$281.8	$265.2

On October 27, 2015, the Company entered into a new revolving credit agreement, referred to as the 2015 Credit Agreement, and terminated the prior credit agreement.  The 2015 Credit Agreement provides a maximum commitment on the Company’s revolving credit line of $500.0 million and a maturity date of October 2020.  Borrowings under the revolving credit line of the 2015 Credit Agreement accrue interest, at the Company’s option, at either (a) the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) adjusted LIBOR plus 1.00%, plus margins ranging from 0.00% to 0.30% or (b) LIBOR, plus margins ranging from 0.90% to 1.30%.  There is also a facility fee ranging from 0.10% to 0.20%.

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

As of March 31, 2016, the Company was in compliance with the covenants of the 2015 Credit Agreement. The Company’s leverage ratio (as defined in the 2015 Credit Agreement) was 1.1 and interest coverage ratio (as defined in the 2015 Credit Agreement) was 15.9.

The following is a summary of the maximum commitments and the net amounts available to the Company under the 2015 Credit Agreement and other lines of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand with interest payable monthly, at March 31, 2016 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Lines of Credit	Total Amount Available
2015 Credit Agreement	1.6%	$500.0	$61.0	$0.8	$438.2
Other lines of credit	—	248.7	—	128.9	119.8
Total revolving lines of credit		$748.7	$61.0	$129.7	$558.0

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

As of March 31, 2016, the Company was in compliance with the covenants of the Note Purchase Agreement.  The Company’s leverage ratio (as defined in the Note Purchase Agreement) was 1.1 and interest coverage ratio (as defined in the Note Purchase Agreement) was 15.9.

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amends the existing guidance to require that debt issuance costs be presented in the unaudited condensed consolidated balance sheet as a reduction from the carrying amount of the related debt liability instead of as an other asset. The Company adopted ASU 2015-03 on a retrospective basis for the period ended March 31, 2016.  As of March 31, 2016 and December 31, 2015, there was $0.9 million in debt issuance costs shown above as a reduction of the carrying value of the related debt liability under the Note Purchase Agreement.  The $0.9 million in debt issuance costs as of March 31, 2016 will be amortized over the remaining term of the Note Purchase Agreement. The retrospective adoption resulted in $0.9 million of debt issuance costs being reclassified from other current assets and other non-current assets to a reduction of the carrying value of long-term debt as of December 31, 2015. The Company also adopted ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, and elected not to reclassify the debt issuance costs related to line-of-credit arrangements for the 2015 Credit Agreement.

8.              Derivative Instruments and Hedging Activities

Interest Rate Risks

The Company’s exposure to interest rate risk relates primarily to outstanding variable rate debt and adverse movements in the related short-term market rates. The most significant component of the Company’s interest rate risk relates to amounts outstanding under the 2015 Credit Agreement, which totaled $61.0 million at March 31, 2016. The Company currently has a higher level of fixed rate debt than variable rate debt, which limits the exposure to adverse movements in interest rates.

Foreign Exchange Rate Risk Management

The Company generates a substantial portion of its revenues and expenses in international markets, principally Germany and other countries in the European Union, Switzerland and Japan, which subjects its operations to the impact of exchange rate fluctuations. The impact of currency exchange rate movement can be positive or negative in any period. The Company periodically enters into foreign exchange contracts in order to minimize the volatility that fluctuations in foreign currency have on its monetary transactions. Under these arrangements, the Company typically agrees to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates with maturities of less than twelve months. These transactions do not qualify for hedge accounting and, accordingly, the instrument is recorded at fair value with the corresponding gains and losses recorded in the unaudited condensed consolidated statements of income and comprehensive income (loss). The Company had the following notional amounts outstanding under foreign exchange contracts at March 31, 2016 and December 31, 2015 (in millions):

Buy	Notional Amount in Buy Currency	Sell	Maturity	Notional Amount in U.S. Dollars	Fair Value of Assets	Fair Value of Liabilities
March 31, 2016:
Euro	22.0	U.S. Dollars	April 2016	$24.2	$0.9	$—

Swiss Francs	5.9	U.S. Dollars	April 2016	6.0	0.2	—

U.S. Dollars	6.0	Israel Shekel	April 2016	6.0	—	0.2
				$36.2	$1.1	$0.2

December 31, 2015:
Euro	21.1	U.S. Dollars	January 2016	$24.2	$—	$1.2

Swiss Francs	5.9	U.S. Dollars	April 2016	6.0	—	0.1

U.S. Dollars	6.0	Israel Shekel	April 2016	6.0	—	—
				$36.2	$—	$1.3

In addition, the Company periodically enters into purchase and sales contracts denominated in currencies other than the functional currency of the parties to the transaction. The Company accounts for these transactions by separately valuing the “embedded derivative” component of these contracts. Contracts denominated in currencies other than the functional currency of the transacting parties amounted to $50.2 million for the delivery of products and $3.3 million for the purchase of products at March 31, 2016 and $59.0 million for the delivery of products and $4.1 million for the purchase of products at December 31, 2015. The changes in the fair value of these embedded derivatives are recorded as foreign currency exchange gains/losses within Interest and Other Income (Expense), net in the unaudited condensed consolidated statements of income and comprehensive income (loss).

Commodity Price Risk Management

The Company has an arrangement with a customer under which it has a firm commitment to deliver copper based superconductors at a fixed price. In order to minimize the volatility that fluctuations in the price of copper have on the Company’s sales of these superconductors, the Company enters into commodity hedge contracts. At March 31, 2016 and December 31, 2015, the Company had fixed price commodity contracts with notional amounts aggregating $1.4 million and $2.0 million, respectively. The changes in the fair value of these commodity contracts are recorded within Interest and Other Income (Expense), net in the unaudited condensed consolidated statements of income and comprehensive income (loss).

The fair value of the derivative instruments described above is recorded in the unaudited condensed consolidated balance sheets for the periods as follows (in millions):

		March 31,	December 31,
	Balance Sheet Location	2016	2015
Derivative assets:
Foreign exchange contracts	Other current assets	$1.1	$—
Embedded derivatives in purchase and delivery contracts	Other current assets	0.1	0.5

Derivative liabilities:
Foreign exchange contracts	Other current liabilities	$0.2	$1.3
Embedded derivatives in purchase and delivery contracts	Other current liabilities	0.4	0.5
Fixed price commodity contracts	Other current liabilities	0.3	0.4

The impact on net income of unrealized gains and losses resulting from changes in the fair value of derivative instruments not designated as hedging instruments are as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Foreign exchange contracts	$2.2	$(2.7)
Embedded derivatives in purchase and delivery contracts	(0.3)	0.3
Fixed price commodity contracts	0.1	—
Income (expense), net	$2.0	$(2.4)

The amounts related to derivative instruments not designated as hedging instruments are recorded within Interest and Other Income (Expense), net in the unaudited condensed consolidated statements of income and comprehensive income (loss).

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

The income tax provision for each of the three months ended March 31, 2016 and 2015 was $4.8 million, representing effective tax rates of 16.9% and 41.0%, respectively.  The decrease in our effective tax rate for the three months ended March 31, 2016, when compared to the same period in 2015, was primarily caused by the recognition of previously uncertain tax benefits due to the closure of certain tax audits and changes in the expected mix of earnings among tax jurisdictions.  The Company’s effective tax rate may change over time as the amount or mix of income and taxes changes among the jurisdictions in which the Company is subject to tax.

As of March 31, 2016 and December 31, 2015, the Company has unrecognized tax benefits, excluding penalties and interest, of approximately $15.0 million and $26.9 million, respectively, of which $9.1 million and $13.0 million, if recognized, would result in a reduction of the Company’s effective tax rate. The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes. As of March 31, 2016 and December 31, 2015, approximately $3.1 million and $4.7 million, respectively, of accrued interest and penalties related to uncertain tax positions was included in other long-term liabilities on the unaudited condensed consolidated balance sheets.  Penalties and interest related to unrecognized tax benefits of $0.1 million and $0.8 million were recorded in the provision for income taxes during the three months ended March 31, 2016 and 2015, respectively.

The Company files tax returns in the United States, which include federal, state and local jurisdictions, and many foreign jurisdictions with varying statutes of limitations. The Company considers Germany, the United States and Switzerland to be its significant tax jurisdictions. The tax years 2009 to 2015 are open tax years in Germany and Switzerland. Tax years 2011 to 2015 remain open for examination in the United States.

The Company asserts that its foreign earnings, with the exception of its foreign earnings that have been previously taxed by the U.S., are indefinitely reinvested.  The Company regularly evaluates its assertion that its foreign earnings are indefinitely reinvested.  If the cash, cash equivalents and short-term investments held by the Company’s foreign subsidiaries are needed to fund operations in the U.S., or the Company otherwise elects to repatriate the unremitted earnings of its foreign subsidiaries in the form of dividends or otherwise, or if the shares of the subsidiaries were sold or transferred, the Company would likely be subject to additional U.S. income taxes, net of the impact of any available tax credits, which could result in a higher effective tax rate in the future.

10.       Commitments and Contingencies

Legal

Lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. The Company believes the outcome of these proceedings, individually and in the aggregate, will not have a material impact on the Company’s financial position or results of operations. As of March 31, 2016 and December 31, 2015, accruals recorded for such potential contingencies were immaterial to the unaudited condensed consolidated financial statements.

Letters of Credit and Guarantees

At March 31, 2016 and December 31, 2015, the Company had bank guarantees of $129.7 million and $137.7 million, respectively, for customer advances. These arrangements guarantee the refund of advance payments received from customers in the event that the merchandise is not delivered or warranty obligations are not fulfilled in compliance with the terms of the contract. These guarantees affect the availability of the Company’s lines of credit.

11.  Shareholder’s Equity

Share Repurchase Program

In November 2015, the Company’s Board of Directors suspended the Company’s previously announced Anti-Dilutive Repurchase Program until January 1, 2017 and approved an additional share repurchase program (the “Repurchase Program”) under which repurchases of common stock up to $225.0 million may occur from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, legal requirements and other considerations. A total of 3,377,858 shares were repurchased at an aggregate cost of $83.1 million in the three months ended March 31, 2016 and 6,214,900 shares were repurchased at an aggregate cost of $148.1 million from the inception of the Repurchase Program through March 31, 2016. The Repurchase Program will continue in 2016 and the Company intends to fund any additional repurchases from cash on hand, future cash flows from operations and available borrowings under the revolving credit facility. As of May 2, 2016, 7,314,900 shares have been repurchased from the inception of the Repurchase Program at an aggregate cost of $179.9 million.

The repurchased shares are reflected within Treasury stock in the accompanying unaudited condensed consolidated balance sheet at March 31, 2016 and December 31, 2015.

Cash Dividends on Shares of Common Stock

On February 22, 2016, the Company announced the establishment of a dividend policy and the declaration by its Board of Directors of an initial quarterly cash dividend in the amount of $0.04 per share of the Company’s issued and outstanding common stock. The dividend was paid on March 24, 2016 to shareholders of record as of March 4, 2016 for an aggregate cost of $6.5 million.  Under the dividend policy, the Company will target a cash dividend to the Company’s shareholders in the amount of $0.16 per share per annum, payable in equal quarterly installments. Subsequent dividend declarations and the establishment of record and payment dates for such future dividend payments, if any, are subject to the Board of Directors’ continuing determination that the dividend policy is in the best interests of the Company’s shareholders. The dividend policy may be suspended or cancelled at the discretion of the Board of Directors at any time.

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

	Three Months Ended March 31,
	2016	2015
Consolidated net income	$23.6	$6.9
Foreign currency translation adjustments	33.6	(72.9)
Pension liability adjustments	(1.0)	8.3
Other	—	—
Net comprehensive income (loss)	56.2	(57.7)
Less: Comprehensive income attributable to noncontrolling interests	0.2	0.4
Comprehensive income (loss) attributable to Bruker Corporation	$56.0	$(58.1)

The following is a summary of the components of accumulated other comprehensive income (loss), net of tax, at March 31, 2016 (in millions):

	Foreign Currency Translation	Pension Liability Adjustment	Accumulated Other Comprehensive Income
Balance at December 31, 2015	$3.2	$(47.4)	$(44.2)
Other comprehensive loss before reclassifications	31.4	2.0	33.4
Realized loss on reclassification	—	(1.0)	(1.0)
Net current period other comprehensive income (loss)	31.4	1.0	32.4
Balance at March 31, 2016	$34.6	$(46.4)	$(11.8)

12.  Noncontrolling Interests

Noncontrolling interests represent the minority shareholders’ proportionate share of the Company’s majority owned subsidiaries. The following table sets forth the changes in noncontrolling interests (in millions):

	Three Months Ended March 31,
	2016	2015
Balance at beginning of period	$6.8	$5.8
Net income	—	0.4
Foreign currency translation adjustments	0.2	(0.4)
Balance at end of period	$7.0	$5.8

13.         Other Charges, Net

The components of Other Charges, net were as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Information technology transformation costs	$2.2	$1.7
Restructuring charges	1.8	1.3
Pension settlement charge	—	10.2
Other charges, net	$4.0	$13.2

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

The Company recorded total restructuring charges during the three months ended March 31, 2016 of $3.8 million, related to these initiatives, all within the BSI Segment.  These charges consisted of $0.2 million of inventory provisions for excess inventory, $2.3 million of severance costs and $1.3 million of exit related costs, such as professional service and facility exit charges.  During the three months ended March 31, 2016, the Company recorded restructuring charges of $2.0 million as a component of Cost of Revenue and $1.8 million as a component of Other Charges, net in the accompanying unaudited condensed consolidated statements of income and comprehensive income (loss).

The Company commenced a restructuring initiative in 2015 within the Bruker BioSpin Group, which was developed as a result of a revenue decline that occurred during the second half of 2014 and continued during the first half of 2015.  This initiative is intended to improve Bruker BioSpin Group’s operating results.  Restructuring actions resulted in a reduction of employee headcount within the Bruker BioSpin Group of approximately 9%. Included in the total restructuring charges discussed above are restructuring expenses related to this initiative recorded during the three months ended March 31, 2016 of $2.3 million of severance and exit costs, of which $1.3 million was recorded as a component of Cost of Revenue and $1.0 million as a component of Other Charges, net in the accompanying unaudited condensed consolidated statements of income and comprehensive income (loss). The restructuring initiative also included the closure and consolidation of a Bruker BioSpin Group manufacturing facility.  From inception of the restructuring initiative in the second quarter of 2015, cumulative restructuring expenses and other one-time charges recorded have been $18.5 million, consisting of $4.2 million of inventory write-downs and asset impairments and $14.3 million of severance and exit costs. As of March 31, 2016, expenses incurred under the restructuring initiative are substantially complete.

The following table sets forth the changes in restructuring reserves for the three months ended March 31, 2016 (in millions):

	Total	Severance	Exit Costs	Provisions for Excess Inventory
Balance at December 31, 2015	$23.1	$10.3	$2.4	$10.4
Restructuring charges	3.8	2.3	1.3	0.2
Cash payments	(5.2)	(3.6)	(1.2)	(0.4)
Other, non-cash adjustments and foreign currency effect	(2.2)	0.3	(0.8)	(1.7)
Balance at March 31, 2016	$19.5	$9.3	$1.7	$8.5

14.  Interest and Other Income (Expense), Net

The components of Interest and Other Income (Expense), net, were as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Interest expense, net	$(3.1)	$(3.1)
Exchange losses on foreign currency transactions	(2.3)	(0.4)
Other	(0.2)	—
Interest and other income (expense), net	$(5.6)	$(3.5)

15.       Business Segment Information

The Company has two reportable segments, BSI and BEST, as discussed in Note 1 to the unaudited condensed consolidated financial statements.

Revenue and operating income by reportable segment are presented below (in millions):

	Three Months Ended March 31,
	2016	2015
Revenue:
BSI	$350.4	$327.5
BEST	27.2	27.5
Eliminations (a)	(2.2)	(1.5)
Total revenue	$375.4	$353.5

Operating Income
BSI	$33.0	$13.7
BEST	—	1.0
Corporate, eliminations and other (b)	1.0	0.5
Total operating income	$34.0	$15.2

(a)      Represents product and service revenue between reportable segments.

(b)      Represents corporate costs and eliminations not allocated to the reportable segments.

Total assets by reportable segment are as follows (in millions):

	March 31,	December 31,
	2016	2015
Assets:
BSI	$1,720.3	$1,714.4
BEST	79.9	79.1
Eliminations and other (a)	(60.4)	(63.5)
Total assets	$1,739.8	$1,730.0

(a) Assets not allocated to the reportable segments and eliminations of intercompany transactions.

16.       Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, Stock Compensation - Improvements to Employee Share-Based Payment Accounting.  The new standard simplifies accounting for share-based payment transactions, including income tax consequences and the classification of the tax impact on the statement of cash flows. The new standard is effective as of January 1, 2017, and early adoption is permitted.  The Company is evaluating the provisions of this statement, including which period to adopt, and has not determined what impact the adoption of ASU No. 2016-09 will have on the Company’s unaudited condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases.  The new standard provides guidance on the recognition,

measurement, presentation, and disclosure of leases. The new standard supersedes present U.S. GAAP guidance on leases and requires substantially all leases to be reported on the balance sheet as right-of-use assets and lease liabilities, as well as additional disclosures. The new standard is effective as of January 1, 2019, and early adoption is permitted.  The Company is evaluating the provisions of this statement, including which period to adopt, and has not determined what impact the adoption of ASU No. 2016-02 will have on the Company’s unaudited condensed consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. The new guidance eliminates the measurement of inventory at market value, and inventory will now be measured at the lower of cost and net realizable value. The ASU defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. No other changes were made to the current guidance on inventory measurement. ASU No. 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. The Company is evaluating the provisions of this statement, including which period to adopt, and has not determined what impact the adoption of ASU No. 2015-11 will have on the Company’s unaudited condensed consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs.  The new guidance changes the presentation of debt issuance costs in the balance sheet to a reduction of the related debt liability instead of classifying as an asset. The income statement presentation of debt issuance costs is unchanged. ASU No. 2015-03 is effective for annual periods after December 15, 2015, and interim periods within those years.  Early application is permitted and the guidance is to be applied retrospectively to all prior periods presented. In August 2015, the FASB issued ASU No.  2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, excluding debt issuance costs related to line-of-credit arrangements from the scope of ASU No. 2015-03.  The Company adopted ASU No. 2015-03 and No. 2015-15 in the first quarter of 2016 and the impact is reflected in the unaudited condensed consolidated balance sheet and further discussed in Note 7.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements under ASC Topic 605. The new guidance was the result of a joint project between the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop common revenue standards for GAAP and International Financial Reporting Standards. The core principle of the new guidance is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB elected to defer the effective date of ASU No. 2014-09 by one year to annual periods beginning after December 15, 2017, with early application permitted as of the previous effective date of December 15, 2016. The Company is currently assessing the impact the new guidance may have on its unaudited condensed consolidated financial statements upon adoption.

ITEM 2.                                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our interim unaudited condensed consolidated financial statements and the notes to those statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, and in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

Statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which express that we “believe,” “anticipate,” “plan,” “expect,” “seek,” “estimate,” or “should,” as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from those set forth in forward-looking statements. Certain factors that might cause such a difference are discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2015.

Although our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP), we believe describing revenue and expenses, excluding the effects of foreign currency, acquisitions and divestitures, as well as certain Other Charges, net, provides meaningful supplemental information regarding our performance. Specifically, management believes that organic revenue, a non-GAAP measure, non-GAAP gross margin and non-GAAP operating income provide relevant and useful information, which is widely used by analysts, investors and competitors in our industry, as well as by our management, in assessing both consolidated and business unit performance.  We use non-GAAP financial measures to evaluate our period-over-period operating performance because our management believes this provides a more comparable measure of our continuing business as it adjusts for certain items that are not reflective of the underlying performance of our business. These measures may be useful to investors in evaluating the underlying operating performance of our business.

These non-GAAP financial measures, as well as free cash flow, are not in accordance with, nor are they a substitute for, the comparable GAAP financial measures and are intended to supplement our financial results that are prepared in accordance with GAAP. We regularly use non-GAAP financial measures internally to understand, manage, and evaluate our business results and make operating decisions.  We also measure our employees and compensate them, in part, based on such non-GAAP measures.  The calculation of these non-GAAP financial measures may differ from the calculation of similarly titled financial measures presented by other companies and therefore may not be comparable among companies.

OVERVIEW

We are organized into four operating segments, as further described in Note 1 in the unaudited condensed consolidated financial statements and in our Annual Report on Form 10-K for the year ended December 31, 2015; as follows: the Bruker BioSpin Group, the Bruker CALID Group, the Bruker Nano Group, and the Bruker Energy & Supercon Technologies (BEST) Segment.

For the three months ended March 31, 2016, our revenue increased by $21.9 million, or 6.2%, to $375.4 million, compared to $353.5 million for the comparable period in 2015. The impact of changes in foreign currency and a recent acquisition in our Bruker Nano Group caused a net increase of $2.1 million, or 0.6%.  Excluding these items; organic revenue, a non-GAAP measure, increased 5.6%. The increase occurred within the Bruker BioSpin Group and was primarily attributable to increased sales associated with fulfillment of significant prior year orders, increased pricing, and the sale of the first shielded ultra-high field gigahertz nuclear magnetic resonance system.  In addition, improved order execution, continued sales growth for our MALDI Biotyper mass spectrometry products, improved sales of our near infrared and remote sensing products, and the completion of a large CBRNE order in our Bruker CALID Group contributed to the increase. Continued weaker demand within our Bruker Nano Group’s market segments, including industrial, academic research and data storage, partially offset these increases.

Our gross profit margin decreased to 44.4% from 45.3% during the three months ended March 31, 2016 and 2015, respectively. The decrease in gross margin percentage was caused primarily by the mix of products sold, as there were a number of higher margin orders completed in the prior comparable quarter within the Bruker CALID Group.  In addition, weaker demand in the Bruker Nano Group’s market segments, including industrial, academic research and data storage, contributed to the decline in margins.  A significant offset was the increased Bruker BioSpin Group volume, price and mix benefits mentioned above, as well as the favorable results of prior year restructuring actions.  Selling, general and administrative expenses and research and development costs during the three months ended March 31, 2016 decreased by approximately $3.0 million compared to the prior year, caused primarily by our operational improvements and restructuring actions, as well as the impact of foreign currency.

Earnings per share increased $0.10 to $0.14 per diluted share in the three months ended March 31, 2016 when compared to the same period in 2015.  The increase was attributable to operating improvements and a lower effective tax rate that resulted primarily from the recognition of previously uncertain tax benefits caused by the closure of certain tax audits, as well as changes in the expected mix of earnings among tax jurisdictions.

Operating cash flow for the three months ended March 31, 2016 was a use of cash of $14.0 million.  We believe free cash flow is a useful measure to evaluate our business as it indicates the amount of cash generated after additions to property, plant, and equipment that is available for, among other things, strategic acquisitions, investments in our business, and repayment of debt. In the three months ended March 31, 2016, our free cash flow was negative $22.0 million; which was calculated as follows:

Net cash used in operating activities	$(14.0)
Less: Purchases of property, plant and equipment	8.0
Free Cash Flow	$(22.0)

Our negative free cash flow was caused by the timing of customer orders, resulting in lower deposits received, tax payments made during the quarter associated with the 2015 repatriation of cash from certain European subsidiaries, and cash incentive bonus payments.

In November 2015, our Board of Directors suspended the previously announced Anti-Dilutive Repurchase Program until January 1, 2017 and approved an additional share repurchase program (the “Repurchase Program”) under which repurchases of common stock up to $225.0 million may occur from time to time, in amounts, at prices, and at such times as we deem appropriate, subject to market conditions, legal requirements and other considerations. A total of 3,377,858 shares were repurchased at an aggregate cost of $83.1 million in the three months ended March 31, 2016 and 6,214,900 shares were repurchased at an aggregate cost of $148.1 million from the inception of the Repurchase Program through March 31, 2016. The Repurchase Program will continue in 2016 and we intend to fund any additional repurchases from cash on hand, future cash flows from operations and available borrowings under the revolving credit facility.

On February 22, 2016, we announced the establishment of a dividend policy and the declaration by our Board of Directors of an initial quarterly cash dividend in the amount of $0.04 per share of our issued and outstanding common stock. An initial dividend was paid on March 24, 2016 to shareholders of record as of March 4, 2016 for a total cost of $6.5 million.  Under the dividend policy, we will target a cash dividend to our shareholders in the amount of $0.16 per share per annum, payable in equal quarterly installments. Subsequent dividend declarations and the establishment of record and payment dates for such future dividend payments, if any, are subject to the Board of Directors’ continuing determination that the dividend policy is in the best interests of our shareholders. The dividend policy may be suspended or cancelled at the discretion of the Board of Directors at any time.

As previously disclosed, we have taken restructuring measures as a result of the revenue decline that occurred during the second half of 2014 and continued during the first half of 2015 within Bruker BioSpin Group.  This included a restructuring initiative that commenced during 2015 that reduced employee headcount by approximately 9% within our Bruker BioSpin Group.  Income from operations included restructuring costs of $2.3 million for the three months ended March 31, 2016 related to this initiative.  Total restructuring and other one-time charges, incurred in 2015 and continuing into 2016, were $18.5 million of which $14.3 million related to employee separation and facility exit costs, and $4.2 million related to estimated inventory write-downs and asset impairments.  As of March 31, 2016, expenses incurred under the restructuring initiative were substantially complete and we expect to generate approximately $10 million in annualized savings as a result of this initiative.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. We base our estimates and judgments on our historical experience, current market and economic conditions, industry trends, and other assumptions that we believe are reasonable and form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

We believe the following critical accounting policies and estimates to be both those most important to the portrayal of our financial position and results of operations and those that require the most estimation and subjective judgment:

•                  Revenue recognition;

•                  Income taxes;

•                  Inventories;

•                  Goodwill, other intangible assets and other long-lived assets; and

•                  Employee benefit plan assumptions.

For a further discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2015.  There were no significant changes to our critical accounting policies for the three months ended March 31, 2016.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2016 compared to the Three Months Ended March 31, 2015

Consolidated Results

The following table presents our results for the three months ended March 31, 2016 and 2015 (dollars in millions, except per share data):

	Three Months Ended March 31,
	2016	2015
Product revenue	$312.3	$298.0
Service revenue	60.7	54.1
Other revenue	2.4	1.4
Total revenue	375.4	353.5

Cost of product revenue	170.2	161.2
Cost of service revenue	37.4	31.9
Cost of other revenue	1.0	0.2
Total cost of revenue	208.6	193.3
Gross profit	166.8	160.2

Operating expenses:
Selling, general and administrative	92.7	94.6
Research and development	36.1	37.2
Other charges, net	4.0	13.2
Total operating expenses	132.8	145.0
Operating income	34.0	15.2

Interest and other income (expense), net	(5.6)	(3.5)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	28.4	11.7
Income tax provision	4.8	4.8
Consolidated net income	23.6	6.9
Net income attributable to noncontrolling interest in consolidated subsidiaries	—	0.4
Net income attributable to Bruker Corporation	$23.6	$6.5

Net income per common share attributable to
Bruker Corporation shareholders:
Basic and diluted	$0.14	$0.04

Weighted average common shares outstanding:
Basic	163.3	168.3
Diluted	164.3	169.7

Revenue

For the three months ended March 31, 2016, our revenue increased $21.9 million, or 6.2%, to $375.4 million, compared to $353.5 million for the comparable period in 2015. Included in revenue was a decrease of approximately $3.0 million from the impact of foreign currency caused by the strengthening of the U.S. Dollar primarily versus the Euro, as well as versus other currencies, and an increase of approximately $5.1 million attributable to a recent acquisition within the Bruker Nano Group. Excluding the effects of foreign currency and our recent acquisition, our organic revenue, a non-GAAP measure, increased by $19.8 million, or 5.6%.

BSI Segment revenue increased by $22.9 million, or 7.0%, to $350.4 million for the three months ended March 31, 2016, compared to $327.5 million for the three months ended March 31, 2015. BEST Segment revenue decreased by $0.3 million, or 1.1%, to $27.2 million for the three months ended March 31, 2016, compared to $27.5 million for the three months ended March 31, 2015.

Please see the Segment Results section later in this discussion for additional information regarding our revenue.

Gross Profit

Gross profit for the three months ended March 31, 2016 was $166.8 million, or 44.4% of revenue, compared to $160.2 million, or 45.3% of revenue, for the three months ended March 31, 2015. Included in gross profit were various charges for amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring costs totaling $8.6 million and $6.9 million for the three months ended March 31, 2016 and 2015, respectively. Excluding these charges, our non-GAAP gross profit margin for the three months ended March 31, 2016 and 2015 was 46.7% and 47.3%, respectively. The decrease in gross margin percentage was caused primarily by the mix of products sold, as there were a number of higher margin orders completed in the prior comparable quarter within the Bruker CALID Group.  In addition, weaker demand in the Bruker Nano Group’s market segments, including the industrial, academic research and data storage, contributed to the decline in margins.  A significant offset was the increased Bruker BioSpin Group volume, price and mix benefits mentioned above, as well as the favorable results of prior year restructuring actions.

Selling, General and Administrative

Our selling, general and administrative expenses for the three months ended March 31, 2016 decreased to $92.7 million, or 24.7% of total revenue, from $94.6 million, or 26.8% of total revenue, for the comparable period in 2015. The decrease in selling, general and administrative expenses was attributable to the favorable impact of changes in foreign currency translation and recent operational improvement and restructuring actions.

Research and Development

Our research and development expenses for the three months ended March 31, 2016 decreased to $36.1 million, or 9.6% of total revenue, from $37.2 million, or 10.5% of total revenue, for the comparable period in 2015. The decrease in research and development expenses was primarily attributable to the favorable impact of changes in foreign currency translation and the timing of certain research and development initiatives.

Other Charges, Net

Other Charges, net of $4.0 million recorded for the three months ended March 31, 2016 were all related to the BSI Segment and consisted predominately of $1.8 million of restructuring costs, related to closing facilities and implementing outsourcing and other restructuring initiatives, and $2.2 million of costs associated with our global information technology (IT) transformation initiative. The IT transformation initiative is a multi-year project aimed at updating and integrating our global enterprise resource planning and human resource information systems.

Other Charges, net of $13.2 million recorded for the three months ended March 31, 2015 related entirely to the BSI Segment.  The charges consisted of a $10.2 million one-time, non-cash settlement charge as the plan assets and pension obligations for the retirees and other certain members of the population within our pension plan in Switzerland were transferred to an outside insurance provider, $1.3 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives, and $1.7 million of costs associated with our global IT transformation initiative.

Operating Income

Operating income for the three months ended March 31, 2016 was $34.0 million, resulting in an operating margin of 9.1%, compared to operating income of $15.2 million, resulting in an operating margin of 4.3%, for the three months ended March 31, 2015. The increase in operating margin was caused by lower operating expenses as a percentage of revenue during the three months ended March 31, 2016 as discussed above.

The Company commenced a restructuring initiative in 2015 within the Bruker BioSpin Group, which was developed as a result of a revenue decline that occurred during the second half of 2014 and continued during the first half of 2015 and is intended to improve the Bruker BioSpin Group’s operating results.  Restructuring actions resulted in a reduction of employee headcount by approximately 9% and included the closure and consolidation of a Bruker BioSpin Group manufacturing facility. Income from operations included restructuring costs of $2.3 million for the three months ended March 31, 2016 related to this initiative.  Total restructuring and other one-time charges related to this initiative, incurred in 2015 and continuing into 2016, were $18.5 million, of which $14.3 million relates to employee separation and facility exit costs, and $4.2 million relates to estimated inventory write-downs and asset impairments.

Interest and Other Income (Expense), Net

Interest and Other Income (Expense), net during the three months ended March 31, 2016 was an expense of $5.6 million compared to an expense of $3.5 million for the comparable period of 2015.

During the three months ended March 31, 2016, the major components within Interest and Other Income (Expense), net were net interest expense of $3.1 million and realized and unrealized losses on foreign currency denominated transactions of $2.3 million. The realized and unrealized losses on foreign currency denominated transactions during the three months ended March 31, 2016 were primarily caused by the fluctuation of the U.S. dollar versus the Euro and other currencies.  During the three months ended March 31, 2015, the components within interest and other income (expense), net were net interest expense of $3.1 million and realized and unrealized losses on foreign currency denominated transactions of $0.4 million.

Income Tax Provision

The 2016 and 2015 effective tax rates were estimated using projected annual pre-tax income or loss on a jurisdictional basis. Expected tax benefits, including tax credits and incentives, the impact of changes to valuation allowances, and the effect of jurisdictional differences in statutory tax rates, were also considered in the calculation.

The income tax provision for each of the three months ended March 31, 2016 and 2015 was $4.8 million, representing effective tax rates of 16.9% and 41.0%, respectively.  The decrease in our effective tax rate for the three months ended March 31, 2016, compared to the same period in 2015, was primarily caused by the recognition of previously uncertain tax benefits due to the closure of certain tax audits and changes in the expected mix of earnings among tax jurisdictions.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the three months ended March 31, 2016 and 2015 was $0.0 million and $0.4 million, respectively. The net income attributable to noncontrolling interests represented the minority shareholders’ proportionate share of the net income recorded by our majority-owned subsidiaries.

Net Income Attributable to Bruker Corporation

Our net income for the three months ended March 31, 2016 was $23.6 million, or $0.14 per diluted share, compared to $6.5 million, or $0.04 per diluted share, for the comparable period in 2015. The increase is attributable to operating profit improvements and a lower effective tax rate as noted above.

Segment Results

For financial reporting purposes, we aggregate the Bruker BioSpin, Bruker CALID and Bruker Nano operating segments into the Bruker Scientific Instruments (BSI) reportable segment, which represented approximately 93% of the Company’s revenues during the three months ended March 31, 2016. This aggregation reflects these operating segments’ similar economic characteristics, production processes, service offerings, types and classes of customers, methods of distribution and regulatory environments. Our BEST Segment is our other reportable segment and represents the remainder of our revenues.

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment (dollars in millions):

	Three Months Ended March 31,			Percentage
	2016	2015	Dollar Change	Change
BSI	$350.4	$327.5	$22.9	7.0%
BEST	27.2	27.5	(0.3)	(1.1)%
Eliminations (a)	(2.2)	(1.5)	(0.7)
	$375.4	$353.5	$21.9	6.2%

(a) Represents product and service revenue between reportable segments.

BSI Segment Revenues

BSI Segment revenue increased by $22.9 million, or 7.0%, to $350.4 million for the three months ended March 31, 2016, compared to $327.5 million for the three months ended March 31, 2015. Included in revenue was a decrease of approximately $2.7 million from the impact of foreign currency caused by the strengthening of the U.S. Dollar primarily versus the Euro, as well as other currencies, and an increase of approximately $5.1 million attributable to a recent acquisition in our Bruker Nano Group. Excluding the effects of foreign currency and our recent acquisition, organic revenue, a non-GAAP measure, increased by $20.4 million, or 6.2%, with revenue growth in North America and China driving the majority of the increase.

The Bruker BioSpin Group revenues increased during the three months ended March 31, 2016 when compared to the three months ended March 31, 2015 due to increased sales associated with the fulfillment of significant prior year orders, increased pricing and the recognition of revenues from the sale of the first shielded ultra-high field gigahertz nuclear magnetic resonance system.

The Bruker CALID Group revenues increased due to improved order execution, continued sales growth for our MALDI Biotyper mass spectrometry products, improved market conditions resulting in higher sales of our near infrared and remote sensing products, and the completion of a large CBRNE order during the quarter when compared to the three months ended March 31, 2015.

The Bruker Nano Group experienced a decrease in revenue, mainly caused by the weakness in demand for X-ray diffraction, X-ray fluorescence, atomic force microscopy and stylus and optical metrology products during the three months ended March 31, 2016.  This was partially offset by revenues from our acquisition of Jordan Valley Semiconductors, Ltd. in the fourth quarter of 2015.  Revenue decreases in the Bruker Nano Group were significant in Europe; caused by lower levels of government funding.

System revenue and aftermarket revenue as a percentage of total BSI Segment revenue were as follows (dollars in millions):

	Three Months Ended March 31,
	2016		2015
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System revenue	$259.7	74.1%	$240.8	73.5%
Aftermarket revenue	90.7	25.9%	86.7	26.5%
Total revenue	$350.4	100.0%	$327.5	100.0%

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

BEST Segment Revenues

BEST Segment revenue decreased $0.3 million, or 1.1%, to $27.2 million for the three months ended March 31, 2016, compared to $27.5 million for the comparable period in 2015. The decrease in revenue was primarily caused by the impact of foreign currency translation as a result of the strengthening of the U.S. Dollar versus the Euro, which contributed $0.3 million to the decline.

System and wire revenue and aftermarket revenue as a percentage of total BEST Segment revenue were as follows (dollars in millions):

	Three Months Ended March 31,
	2016		2015
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System and wire revenue	$26.4	97.1%	$26.3	95.6%
Aftermarket revenue	0.8	2.9%	1.2	4.4%
Total revenue	$27.2	100.0%	$27.5	100.0%

System and wire revenue in the BEST Segment includes low and high temperature superconducting wire and superconducting devices, including magnets, linear accelerators and radio frequency cavities. Aftermarket revenues in the BEST Segment consist primarily of license revenue and consumables sales.

Gross Profit and Operating Expenses

For the three months ended March 31, 2016, gross profit margin in the BSI Segment decreased to 46.3% from 47.2% for the comparable period in 2015. Lower gross profit margins resulted from the mix of products sold, as there were a number of higher margin orders completed in the prior comparable quarter within the Bruker CALID Group.  In addition, weaker demand in the Bruker Nano Group’s market segments, including industrial, academic research and data storage, contributed to the decline in margins.  A significant offset was the increased Bruker BioSpin Group volume, price and mix benefits mentioned above, as well as the favorable results of prior year restructuring actions.  BEST Segment gross margin decreased to 13.6% from 18.2% for the comparable period in 2015 due to revenue declines resulting from the completion of certain higher margin orders in the prior comparable period.

In the three months ended March 31, 2016, selling, general and administrative expenses and research and development expenses in the BSI Segment decreased to $125.1 million, or 35.7% of segment revenue, from $127.9 million, or 39.1% of segment revenue. The decrease reflected the favorable impact of changes in foreign currency and recent operational improvement and restructuring actions. Selling, general and administrative expenses and research and development expenses in the BEST Segment decreased to $3.7 million, or 13.6% of segment revenue, from $3.9 million, or 14.2% of segment revenue, for the comparable period in 2015. The decrease was primarily attributable to the impact of changes in foreign currency and the timing of certain research and development initiatives.

Operating Income

The following table presents operating income and operating margins by reportable segment (dollars in millions):

	Three Months Ended March 31,
	2016		2015
	Operating Income	Percentage of Segment Revenue	Operating Income	Percentage of Segment Revenue
BSI	$33.0	9.4%	$13.7	4.2%
BEST	—	0.0%	1.0	3.6%
Corporate, eliminations and other (a)	1.0		0.5
Total operating income	$34.0	9.1%	$15.2	4.3%

(a) Represents corporate costs and eliminations not allocated to the reportable segments.

BSI Segment operating income for the three months ended March 31, 2016 was $33.0 million, resulting in an operating margin of 9.4%, compared to operating income of $13.7 million, resulting in an operating margin of 4.2%, for the comparable period in 2015. Operating income included $13.3 million and $20.6 million for the three months ended March 31, 2016 and 2015, respectively, of various charges for amortization of acquisition-related intangible assets and other acquisition-related costs, restructuring costs, and costs associated with our global IT transformation initiative.  Excluding these charges, non-GAAP operating margins were 13.2% and 10.5% for the three months ended March 31, 2016 and 2015, respectively. Operating margins increased due to the decrease in operating expenses and the operational improvements discussed above.

BEST Segment operating income for the three months ended March 31, 2016 was $0.0 million, resulting in an operating margin of 0.0%, compared to $1.0 million, resulting in an operating margin of 3.6%, for the comparable period in 2015. The decrease in operating margin was a result of lower gross margin levels as noted above.

LIQUIDITY AND CAPITAL RESOURCES

We anticipate that our existing cash and credit facilities will be sufficient to support our operating and investing needs for at least the next twelve months. Our future cash requirements could be affected by acquisitions that we may make in the future, dividend payments, share repurchases or changes in our capital structure. Historically, we have financed our growth through cash flow generation and a combination of debt financings and issuances of common stock. In the future, there are no assurances that additional financing alternatives will be available to us if required, or, if available, will be obtained on terms favorable to us.

During the three months ended March 31, 2016, net cash used in operating activities was $14.0 million, resulting from consolidated net income adjusted for non-cash items of $42.8 million, offset by an increase in working capital of $56.8 million. The increase in working capital for the three months ended March 31, 2016 was primarily caused by an increase in inventory needed for production in 2016, the timing of customer advances received and installation and acceptance of the systems, and tax payments including withholding tax payments made in the first quarter of 2016 related to the 2015 European cash repatriation. These uses of cash were partially offset by a decrease in accounts receivable resulting from higher than normal collections in the fourth quarter of 2015.

During the three months ended March 31, 2015, net cash provided by operating activities was $27.0 million, resulting from consolidated net income adjusted for non-cash items of $31.2 million, partially offset by an increase in working capital of $4.2 million. The increase in working capital for the three months ended March 31, 2015 was primarily due to an increase in inventory needed to fulfill shipments in the second quarter of 2015 and long lead time items, income tax payments made during the quarter and an increase in non-income tax receivables.  These uses of cash were partially offset by a decrease in accounts receivable and an increase in customer advances.  The decrease in accounts receivable was predominantly the result of lower first quarter revenue levels and improvements in collections and customer credit management practices. Customer advances increased because of the difference in the timing between receipt of customer acceptances and advance payments on new orders received.

During the three months ended March 31, 2016, net cash used in investing activities was $7.4 million, compared to net cash used in investing activities of $5.7 million during the three months ended March 31, 2015. Cash used in investing activities during the three months ended March 31, 2016 was caused by purchases of property, plant and equipment, net of proceeds from the sale of property, plant and equipment, of $7.4 million.  Cash used in investing activities during the three months ended March 31, 2015 was caused by purchases of property, plant and equipment, of $5.7 million.

During the three months ended March 31, 2016, net cash used in financing activities was $41.6 million, compared to net cash provided by financing activities of $4.1 million during the three months ended March 31, 2015. Net cash used in financing activities during the three months ended March 31, 2016 was primarily attributable to $78.9 million used for the repurchase of our common stock and $6.5 million used for the payment of dividends.  This was offset by $36.0 million of proceeds from borrowings under the 2015 Credit Agreement, defined below, and $7.5 million of proceeds from the issuance of common stock in connection with stock option exercises. Net cash provided by financing activities during the three months ended March 31, 2015 was attributable to $3.3 million of proceeds from the issuance of common stock in connection with stock option exercises and $2.2 million of excess tax benefits related to our stock options awards, partially offset by contingent consideration payments related to acquisitions of $2.1 million.

In November 2015, our Board of Directors suspended the previously announced Anti-Dilutive Repurchase Program until January 1, 2017 and approved an additional share repurchase program (the “Repurchase Program”) under which repurchases of common stock up to $225.0 million may occur from time to time, in amounts, at prices, and at such times as we deem appropriate, subject to market conditions, legal requirements and other considerations. A total of 3,377,858 shares were repurchased at an aggregate cost of $83.1 million in the three months ended March 31, 2016 and 6,214,900 shares were repurchased at an aggregate cost of $148.1 million from the inception of the Repurchase Program through March 31, 2016. The Repurchase Program will continue in 2016 and we intend to fund any additional repurchases from cash on hand, future cash flows from operations and available borrowings under the revolving credit facility.

Cash, cash equivalents and short-term investments at March 31, 2016 and December 31, 2015 totaled $420.5 million and $468.3 million, respectively, of which $388.2 million and $420.9 million, respectively, related to foreign cash, cash equivalents and short-term investments, most significantly in the Netherlands and Switzerland.

We assert that our foreign earnings, with the exception of our foreign earnings that have been previously taxed by the U.S., are indefinitely reinvested.  We regularly evaluate our assertion that our foreign earnings are indefinitely reinvested.  If the cash, cash equivalents and short-term investments held by our foreign subsidiaries are needed to fund operations in the U.S., or we otherwise elect to repatriate the unremitted earnings of our foreign subsidiaries in the form of dividends or otherwise, or if the shares of the subsidiaries were sold or transferred, we would likely be subject to additional U.S. income taxes, net of the impact of any available tax credits, which could result in a higher effective tax rate in the future.

At March 31, 2016, we had outstanding debt totaling $302.2 million, consisting of $240.0 million outstanding under the Note Purchase Agreement described below, $61.0 million outstanding under the revolving credit line component of the 2015 Credit Agreement described below and $2.1 million under capital lease obligations and other loans, offset by unamortized debt issuance costs under the Note Purchase Agreement of $0.9 million.  At December 31, 2015, we had outstanding debt totaling $265.8 million, consisting of $240.0 million outstanding under the Note Purchase Agreement, $25.0 million outstanding under the revolving credit line component of the prior credit agreement and $1.7 million under capital lease obligations and other loans, offset by unamortized debt issuance costs under the Note Purchase Agreement of $0.9 million.

The following is a summary of the maximum commitments and the net amounts available to us under the 2015 Credit Agreement and other lines of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand with interest payable monthly, at March 31, 2016 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Lines of Credit	Total Amount Available
2015 Credit Agreement	1.6%	$500.0	$61.0	$0.8	$438.2
Other lines of credit	—	248.7	—	128.9	119.8
Total revolving lines of credit		$748.7	$61.0	$129.7	$558.0

On October 27, 2015, we entered into a new revolving credit agreement, referred to as the 2015 Credit Agreement, and terminated the prior credit agreement.  The 2015 Credit Agreement provides a maximum commitment on the revolving credit line of $500.0 million and a maturity date of October 2020.  Borrowings under the revolving credit line of the 2015 Credit Agreement accrue interest, at the Company’s option, at either (a) the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) adjusted LIBOR plus 1.00%, plus margins ranging from 0.00% to 0.30% or (b) LIBOR, plus margins ranging from 0.90% to 1.30%. There is also a facility fee ranging from 0.10% to 0.20%.

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

•                  $20.0 million 3.16% Series 2012A Senior Notes, Tranche A, due January 18, 2017;

•                  $15.0 million 3.74% Series 2012A Senior Notes, Tranche B, due January 18, 2019;

•                  $105.0 million 4.31% Series 2012A Senior Notes, Tranche C, due January 18, 2022; and

•                  $100.0 million 4.46% Series 2012A Senior Notes, Tranche D, due January 18, 2024.

As of March 31, 2016, we were in compliance with the covenants, as defined by both the 2015 Credit Agreement and the Note Purchase Agreement, as our leverage ratio was 1.1 and our interest coverage ratio was 15.9.

As of March 31, 2016, we had approximately $2.5 million of net operating loss carryforwards available to reduce state taxable income; approximately $44.4 million of German Trade Tax net operating losses that are carried forward indefinitely; and $47.9 million of other foreign net operating losses that are expected to expire at various times beginning in 2018. We also had U.S. federal tax credits of approximately $17.6 million that expire at various dates available to offset future tax liabilities, which include research and development tax credits of $14.0 million expiring at various times through 2035, foreign tax credits of $3.6 million expiring at various times through 2024, and state research and development tax credits of $7.8 million. Utilization of these credits and state net operating losses may be subject to annual limitations due to the ownership percentage change limitations provided by the Internal Revenue Code Section 382 and similar state provisions. In the event of a deemed change in control under Internal Revenue Code Section 382, an annual limitation on the utilization of net operating losses and credits may result in the expiration of all or a portion of the net operating loss and credit carryforwards.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, Stock Compensation - Improvements to Employee Share-Based Payment Accounting.  The new standard simplifies accounting for share-based payment transactions, including income tax consequences and the classification of the tax impact on the statement of cash flows. The new standard is effective as of January 1, 2017, and early adoption is permitted.  We are evaluating the provisions of this statement, including which period to adopt, and have not determined what impact the adoption of ASU No. 2016-09 will have on our unaudited condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases.  The new standard provides guidance on the recognition, measurement, presentation, and disclosure of leases. The new standard supersedes present U.S. GAAP guidance on leases and requires substantially all leases to be reported on the balance sheet as right-of-use assets and lease liabilities, as well as additional disclosures. The new standard is effective as of January 1, 2019, and early adoption is permitted.  We are evaluating the provisions of this statement, including which period to adopt, and have not determined what impact the adoption of ASU No. 2016-02 will have on our unaudited condensed consolidated financial statements.

In July 2015, the FASB issued Accounting Standards Update ASU No. 2015-11, Simplifying the Measurement of Inventory. The new guidance eliminates the measurement of inventory at market value, and inventory will now be measured at the lower of cost and net realizable value. The ASU defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. No other changes were made to the current guidance on inventory measurement. ASU No. 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. We are evaluating the provisions of this statement, including which period to adopt, and have not determined what impact the adoption of ASU No. 2015-11 will have on our unaudited condensed consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs.  The new guidance changes the presentation of debt issuance costs in the balance sheet to a reduction of the related debt liability instead of classifying as an asset. The income statement presentation of debt issuance costs is unchanged. ASU No. 2015-03 is effective for annual periods after December 15, 2015, and interim periods within those years.  Early application is permitted and the guidance is applied retrospectively to all prior periods presented. In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, excluding debt issuance costs related to line-of-credit arrangements from the scope of ASU No. 2015-03.  We adopted ASU No. 2015-03 and No. 2015-15 and the impact has been reflected within the unaudited condensed consolidated balance sheets and further discussed in Note 7 of our unaudited condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements under Accounting Standards Codification (ASC) Topic 605. The new guidance was the result of a joint project between the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop common revenue standards for GAAP and International Financial Reporting Standards. The core principle of the new guidance is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB elected to defer the effective date of ASU No. 2014-09 by one year to annual periods beginning after December 15, 2017, with early application permitted as of the previous effective date of December 15, 2016. We are currently assessing the impact adoption of the new guidance may have on our unaudited condensed consolidated financial statements.

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

For sales not denominated in U.S. Dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. Dollars, it will require more of the foreign currency to equal a specified amount of U.S. Dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. Dollars than we would have received before the rate increase went into effect. If we price our products in U.S. Dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. Dollar could result in our prices not being competitive in a market where business is transacted in the local currency. For example, if the U.S. Dollar further strengthened against the Japanese Yen, our Japanese-based competitors would have a greater pricing advantage over us.

Changes in foreign currency translation rates decreased our revenue by approximately 0.9% for the three months ended March 31, 2016 and decreased our revenue by approximately 11.0% for the three months ended March 31, 2015.

Assets and liabilities of our foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using period-end exchange rates. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a separate component of shareholders’ equity. For the three months ended March 31, 2016 and 2015, we recorded net gains (losses) from currency translation adjustments of $33.6 million and $(72.9) million, respectively. Gains and losses resulting from foreign currency transactions are reported in Interest and Other Income (Expense), net in the unaudited condensed consolidated statements of income and comprehensive income (loss). Our foreign exchange losses, net were $2.3 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively.

From time to time, we have entered into foreign exchange contracts designed to minimize the volatility that fluctuations in foreign currency have on our cash flows related to purchases and sales denominated in foreign currencies. Under these arrangements, we agree to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates typically with maturities of less than twelve months. These transactions are recorded at fair value with the corresponding gains and losses recorded in Interest and Other Income (Expense), net in the unaudited condensed consolidated statements of income and comprehensive income (loss). At March 31, 2016 and December 31, 2015, we had foreign exchange contracts with notional amounts aggregating $36.2 million. We will continue to evaluate our currency risks and in the future may utilize foreign currency contracts more frequently.

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

Impact of Commodity Prices

We are exposed to certain commodity risks associated with prices for various raw materials. The prices of copper and certain other raw materials, particularly niobium tin, used to manufacture superconductors have increased significantly over the last decade. Copper and niobium tin are the main components of low temperature superconductors and continued commodity price increases for copper and niobium as well as other raw materials may negatively affect our profitability. Periodically, we enter into commodity forward purchase contracts to minimize the volatility that fluctuations in the price of copper have on our sales of these products. At March 31, 2016 and December 31, 2015, we had fixed price commodity contracts with notional amounts aggregating $1.4 million and $2.0 million, respectively. We will continue to evaluate our commodity risks and may utilize commodity forward purchase contracts more frequently in the future.

Inflation

We do not believe inflation had a material impact on our business or operating results during any of the periods presented.

ITEM 4.            CONTROLS AND PROCEDURES

We have established disclosure controls and procedures that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) by others within our organization. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2016.  Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2016 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II            OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS

No material legal proceedings are currently pending.

ITEM 1A.         RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the first quarter of 2016.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares (or approximate dollar value) that May Yet Be Purchased Under the Plans or Programs (3)
January 1 - January 31, 2016	2,077,858	$22.80	2,077,858	$112,598,317
February 1 - February 29, 2016	200,520	25.69	200,000	107,459,542
March 1 - March 31, 2016	1,100,000	27.83	1,100,000	76,847,922
	3,378,378	$24.61	3,377,858

(1)         Includes (i) shares repurchased under a $225.0 million share repurchase program approved by the Board of Directors and announced on November 13, 2015 (the “Repurchase Program”), under which repurchases of common stock may occur from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, legal requirements and other considerations, (ii) 520 shares surrendered by participants under our long-term incentive plans to pay taxes upon vesting of restricted stock awards.

(2)         Represents shares repurchased under the Repurchase Program.

(3)         The Repurchase Program authorizes purchases of up to $225.0 million of the Company’s common stock over a two-year period commencing November 12, 2015.  As of March 31, 2016, approximately $148.1 million of common shares have been repurchased. The Repurchase Program expires November 11, 2017 and can be suspended, modified or terminated at any time without prior notice.   The Company had previously announced on May 20, 2015 a program approved by the Board of Directors (the “Anti-Dilutive Repurchase Program”) under which repurchases were authorized in an amount intended to approximately offset, on an annual basis, the dilutive effect of shares that are or may be issued pursuant to stock option and restricted stock awards under our long-term incentive plans. The Anti-Dilutive Repurchase Program was suspended until January 1, 2017 upon the approval of the Repurchase Program.

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
101

The following materials from the Bruker Corporation Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income (Loss), (ii) the Unaudited Condensed Consolidated Balance Sheets, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows and (iv) Notes to the Unaudited Condensed Consolidated Financial Statements(1)

(1)         Filed herewith.

(2)         Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUKER CORPORATION

Date: May 6, 2016	By:	/s/ FRANK H. LAUKIEN, PH.D.
Frank H. Laukien, Ph.D. President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 6, 2016	By:	/s/ ANTHONY L. MATTACCHIONE
Anthony L. Mattacchione Chief Financial Officer and Senior Vice President (Principal Financial Officer)