Form 10-Q
period 2016-06-30
BRUKER CORP
filed 2016-08-05
CIK 1109354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2016
Common Stock, $0.01 par value per share	161,527,691 shares

BRUKER CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2016

PART I                FINANCIAL INFORMATION

ITEM 1.              UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$232.5	$267.1
Short-term investments	187.9	201.2
Accounts receivable, net	206.9	234.7
Inventories	471.0	422.0
Other current assets	117.1	106.5
Total current assets	1,215.4	1,231.5

Property, plant and equipment, net	236.8	231.1
Intangibles, net and other long-term assets	268.3	267.4
Total assets	$1,720.5	$1,730.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$20.3	$0.6
Accounts payable	88.0	72.1
Customer advances	153.9	178.3
Other current liabilities	272.9	303.5
Total current liabilities	535.1	554.5

Long-term debt	322.7	265.2
Other long-term liabilities	192.3	177.4

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock, $0.01 par value 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value 260,000,000 shares authorized, 170,381,491 and 169,644,644 shares issued and 161,509,041 and 165,354,180 shares outstanding at June 30, 2016 and December 31, 2015, respectively	1.7	1.7
Treasury stock, at cost, 8,872,450 and 4,290,527 shares at June 30, 2016 and December 31, 2015, respectively	(208.7)	(90.9)
Accumulated other comprehensive loss	(28.7)	(44.2)
Other shareholders’ equity	899.0	859.5
Total shareholders’ equity attributable to Bruker Corporation	663.3	726.1
Noncontrolling interest in consolidated subsidiaries	7.1	6.8
Total shareholders’ equity	670.4	732.9

Total liabilities and shareholders’ equity	$1,720.5	$1,730.0

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Product revenue	$305.6	$336.2	$617.9	$634.2
Service revenue	63.5	58.2	124.2	112.3
Other revenue	2.6	1.6	5.0	3.0
Total revenue	371.7	396.0	747.1	749.5

Cost of product revenue	162.3	191.5	332.5	352.7
Cost of service revenue	38.0	35.0	75.4	66.9
Cost of other revenue	1.3	0.1	2.3	0.3
Total cost of revenue	201.6	226.6	410.2	419.9
Gross profit	170.1	169.4	336.9	329.6

Operating expenses:
Selling, general and administrative	100.9	98.5	193.6	193.1
Research and development	36.8	37.5	72.9	74.7
Other charges, net	12.0	1.8	16.0	15.0
Total operating expenses	149.7	137.8	282.5	282.8
Operating income	20.4	31.6	54.4	46.8

Interest and other income (expense), net	(2.6)	(6.2)	(8.2)	(9.7)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	17.8	25.4	46.2	37.1
Income tax provision	3.0	2.3	7.8	7.1
Consolidated net income	14.8	23.1	38.4	30.0
Net income attributable to noncontrolling interest in consolidated subsidiaries	0.3	1.2	0.3	1.6
Net income attributable to Bruker Corporation	$14.5	$21.9	$38.1	$28.4

Net income per common share attributable to Bruker Corporation shareholders:
Basic and diluted	$0.09	$0.13	$0.23	$0.17

Weighted average common shares outstanding:
Basic	161.4	168.3	162.3	168.3
Diluted	162.4	169.7	163.3	169.7

Comprehensive income	$(2.2)	$59.4	$54.0	$1.7
Less: Comprehensive income attributable to noncontrolling interests	0.1	0.8	0.3	1.2
Comprehensive income attributable to Bruker Corporation	$(2.3)	$58.6	$53.7	$0.5

Dividend declared	$0.04	$—	$0.08	$—

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Consolidated net income	$38.4	$30.0
Adjustments to reconcile consolidated net income to cash flows from operating activities:
Depreciation and amortization	26.7	26.7
Write-down of demonstration inventories to net realizable value	8.5	9.9
Stock-based compensation expense	4.3	3.6
Deferred income taxes	(4.0)	(0.6)
Loss on disposal of product line	—	0.2
Other non-cash expenses, net	9.0	0.9
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	30.3	42.6
Inventories	(60.0)	(38.9)
Accounts payable and accrued expenses	(12.3)	(7.3)
Income taxes payable, net	(31.4)	(16.7)
Deferred revenue	5.4	(1.1)
Customer advances	(6.4)	(7.4)
Other changes in operating assets and liabilities, net	(4.4)	(16.4)
Net cash provided by operating activities	4.1	25.5

Cash flows from investing activities:
Purchases of short-term investments	(33.1)	(49.1)
Maturities of short-term investments	50.1	40.3
Cash paid for acquisitions, net of cash acquired	(1.2)	—
Purchases of property, plant and equipment	(17.2)	(13.4)
Proceeds from sales of property, plant and equipment	0.9	0.7
Net cash used in investing activities	(0.5)	(21.5)

Cash flows from financing activities:
Proceeds from revolving lines of credit	77.0	10.0
Proceeds (repayment) of other debt, net	0.2	(0.2)
Proceeds from issuance of common stock, net	9.6	6.2
Payment of contingent consideration	—	(3.0)
Repurchase of common stock	(117.6)	(17.2)
Changes in restricted cash	0.7	1.4
Payment of dividends	(13.0)	—
Cash payments to noncontrolling interest	—	(0.5)
Excess tax benefits related to stock option awards	0.3	2.2
Net cash used in financing activities	(42.8)	(1.1)
Effect of exchange rate changes on cash and cash equivalents	4.6	(1.6)
Net change in cash and cash equivalents	(34.6)	1.3
Cash and cash equivalents at beginning of period	267.1	319.5
Cash and cash equivalents at end of period	$232.5	$320.8

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              Description of Business

Bruker Corporation, together with its consolidated subsidiaries (“Bruker” or the “Company”), is a designer and manufacturer of high-performance scientific instruments and analytical and diagnostic solutions that enable its customers to explore life and materials at microscopic, molecular and cellular levels. Many of the Company’s products are used to detect, measure and visualize structural characteristics of chemical, biological and industrial material samples. The Company’s products address the rapidly evolving needs of a diverse array of customers in life science research, pharmaceuticals, biotechnology, applied markets, cell biology, clinical research, microbiology, in-vitro diagnostics, nanotechnology and materials science research.

The Company has two reportable segments, Bruker Scientific Instruments (BSI), which represents approximately 93% of the Company’s revenues during the three and six months ended June 30, 2016, and Bruker Energy & Supercon Technologies (BEST), which represents the remainder of the Company’s revenues.  Within BSI, the Company is organized into three operating segments: the Bruker BioSpin Group, the Bruker CALID Group and the Bruker Nano Group. For financial reporting purposes, the Bruker BioSpin, Bruker CALID and Bruker Nano operating segments are aggregated into the BSI reportable segment because each has similar economic characteristics, production processes, service offerings, types and classes of customers, methods of distribution and regulatory environments.

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

The unaudited condensed consolidated financial statements represent the consolidated accounts of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements as of June 30, 2016 and December 31, 2015, and for the three and six months ended June 30, 2016 and 2015, have been prepared in accordance with accounting principles generally accepted in the United States of

America (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial information presented herein does not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of the results expected for any other interim period or the full year. Upon adoption of Accounting Standards Update 2015-03, the deferred financing costs related to the Company’s senior note obligations were reclassified as of December 31, 2015 to conform to the current year presentation and had no effect on previously reported net income or cash flows. See Note 7 for additional information regarding the Company’s senior note obligations.

At June 30, 2016, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, have not changed.

2.              Stock-Based Compensation

In May 2010, the Bruker Corporation 2010 Incentive Compensation Plan (the “2010 Plan”) was approved by the Company’s stockholders. The 2010 Plan provided for the issuance of up to 8,000,000 shares of the Company’s common stock. The 2010 Plan allowed a committee of the Board of Directors (the “Compensation Committee”) to grant incentive stock options, non-qualified stock options and restricted stock awards. The Compensation Committee had the authority to determine which employees would receive the awards, the amount of the awards and other terms and conditions of any awards. Awards granted under the 2010 Plan typically were made subject to a vesting period of three to five years.

In May 2016, the Bruker Corporation 2016 Incentive Compensation Plan (the “2016 Plan”) was approved by the Company’s stockholders.  With the approval of the 2016 Plan, no further grants will be made under the 2010 Plan.   The 2016 Plan provides for the issuance of up to 9,500,000 shares of the Company’s common stock and permits the grant of awards of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares and performance units, as well as cash-based awards.  The 2016 Plan is administered by the Compensation Committee.  The Compensation Committee has the authority to determine which employees will receive awards, the amount of any awards, and other terms and conditions of such awards. Awards granted under the 2016 Plan typically vest over a period of three to four years.

The Company recorded stock-based compensation expense as follows in the unaudited condensed consolidated statements of income and comprehensive income (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options	$1.7	$1.5	$3.5	$3.3
Restricted stock awards	0.4	(0.1)	0.8	0.3
Restricted stock units	—	—	—	—
Total stock-based compensation	$2.1	$1.4	$4.3	$3.6

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Costs of product revenue	$0.3	$0.2	$0.6	$0.5
Selling, general and administrative	1.5	1.0	3.1	2.6
Research and development	0.3	0.2	0.6	0.5
Total stock-based compensation	$2.1	$1.4	$4.3	$3.6

Stock-based compensation expense is recognized on a straight-line basis over the underlying requisite service period of the stock-based award.

Stock options to purchase the Company’s common stock are periodically awarded to executive officers and other employees of the Company subject to a vesting period of three to five years. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Assumptions for the six months ended June 30, 2016 and 2015 regarding volatility, expected life, dividend yield and risk-free interest rates are required for the Black-Scholes model and are presented in the table below:

	2016	2015
Risk-free interest rates	1.27% - 2.05%	1.58% - 1.71%
Expected life	5.75 - 7.02 years	6.0 - 6.3 years
Volatility	33.75% - 41.60%	37.15% - 52.23%
Expected dividend yield	0.0% - 0.66%	0.0%

Stock option activity for the six months ended June 30, 2016 was as follows:

	Shares Subject to Options	Weighted Average Option Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value (in millions) (b)
Outstanding at December 31, 2015	4,637,279	$16.72
Granted	244,200	24.73
Exercised	(723,679)	13.32
Forfeited	(151,854)	18.80
Outstanding at June 30, 2016	4,005,946	$17.74	6.6	$20.5

Exercisable at June 30, 2016	1,788,225	$14.85	4.7	$14.1

Exercisable and expected to vest at June 30, 2016 (a)	3,867,117	$17.66	6.6	$20.1

(a)         In addition to the options that are vested at June 30, 2016, the Company expects a portion of the unvested options to vest in the future. Options expected to vest in the future are determined by applying an estimated forfeiture rate to the options that are unvested as of June 30, 2016.

(b)         The aggregate intrinsic value is based on the positive difference between the fair value of the Company’s common stock price of $22.74 on June 30, 2016, or the date of exercises, as appropriate, and the exercise price of the underlying stock options.

The weighted average fair value of options granted was $9.77 and $8.61 per share for the six months ended June 30, 2016 and 2015, respectively.

The total intrinsic value of options exercised was $9.7 million and $4.7 million for the six months ended June 30, 2016 and 2015, respectively.

Restricted stock award activity for the six months ended June 30, 2016 was as follows:

	Shares Subject to Restriction	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	243,150	$18.58
Granted	13,105	24.80
Vested	(9,683)	17.73
Forfeited	(1,375)	16.57
Outstanding at June 30, 2016	245,197	$18.96

The total fair value of restricted stock vested was $0.2 million for the each of the six months ended June 30, 2016 and 2015, respectively.

Restricted stock unit activity for the six months ended June 30, 2016 was as follows:

	Shares Subject to Restriction	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	—	$—
Granted	7,762	26.29
Outstanding at June 30, 2016	7,762	$26.29

No restricted stock units vested in the six months ended June 30, 2016.

At June 30, 2016, the Company expects to recognize pre-tax stock-based compensation expense of $13.3 million associated with outstanding stock option awards granted under the Company’s stock plans over the weighted average remaining service period of 2.42 years. The Company expects to recognize additional pre-tax stock-based compensation expense of $3.2 million associated with outstanding restricted stock awards granted under the Company’s stock plans over the weighted average remaining service period of 2.56 years. The Company also expects to recognize additional pre-tax stock-based compensation expense of $0.2 million associated with outstanding restricted stock units granted under the 2016 Plan over the weighted average remaining service period of 3.92 years.

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

The following table sets forth the computation of basic and diluted weighted average shares outstanding and net income per common share attributable to Bruker Corporation shareholders (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income attributable to Bruker Corporation, as reported	$14.5	$21.9	$38.1	$28.4

Weighted average shares outstanding:
Weighted average shares outstanding-basic	161.4	168.3	162.3	168.3
Effect of dilutive securities:
Stock options and restricted stock	1.0	1.4	1.0	1.4
	162.4	169.7	163.3	169.7

Net income per common share attributable to Bruker Corporation shareholders:
Basic and diluted	$0.09	$0.13	$0.23	$0.17

Stock options to purchase approximately 1.0 million shares and 0.9 million shares were excluded from the computation of diluted earnings per share in the three months ended June 30, 2016 and 2015, respectively, as their effect would have been anti-dilutive.   Approximately 1.8 million shares and 1.4 million shares were excluded from the computation of diluted earnings per share in the six months ended June 30, 2016 and 2015, respectively.

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

The following tables set forth the Company’s financial instruments that are measured at fair value on a recurring basis and presents them within the fair value hierarchy using the lowest level of input that is significant to the fair value measurement at June 30, 2016 and December 31, 2015 (in millions):

June 30, 2016	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$0.2	$—	$0.2	$—
Embedded derivatives in purchase and delivery contracts	0.1	—	0.1	—
Total assets recorded at fair value	$0.3	$—	$0.3	$—

Liabilities:
Contingent consideration	$12.8	$—	$—	$12.8
Foreign exchange contracts	0.9	—	0.9	—
Embedded derivatives in purchase and delivery contracts	0.4	—	0.4	—
Fixed price commodity contracts	0.2	—	0.2	—
Total liabilities recorded at fair value	$14.3	$—	$1.5	$12.8

December 31, 2015	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Embedded derivatives in purchase and delivery contracts	$0.5	$—	$0.5	$—
Total assets recorded at fair value	$0.5	$—	$0.5	$—

Liabilities:
Contingent consideration	$4.6	$—	$—	$4.6
Foreign exchange contracts	1.3	—	1.3	—
Embedded derivatives in purchase and delivery contracts	0.5	—	0.5	—
Fixed price commodity contracts	0.4	—	0.4	—
Total liabilities recorded at fair value	$6.8	$—	$2.2	$4.6

The Company’s financial instruments consist primarily of short-term investments, restricted cash, derivative instruments consisting of foreign exchange contracts, commodity contracts, derivatives embedded in certain purchase and sale contracts, accounts receivable, short-term borrowings, accounts payable, contingent consideration and long-term debt. The carrying amounts of the Company’s short-term investments, restricted cash, accounts receivable, short-term borrowings and accounts payable approximate fair value due to their short-term nature. Derivative assets and liabilities are measured at fair value on a recurring basis. The Company’s long-term debt consists principally of a private placement arrangement entered into in 2012 with various fixed interest rates based on the maturity date.  The fair value of the long-term fixed interest rate debt, which has been classified as Level 2, was $264.1 million and $252.1 million at June 30, 2016 and December 31, 2015, respectively, based on market and observable sources with similar maturity dates.

Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities and did not elect the fair value option for any financial assets or liabilities which originated during the three or six months ended June 30, 2016 or 2015.

As part of certain historical acquisitions, the Company recorded contingent consideration liabilities that have been classified as Level 3 in the fair value hierarchy. The contingent consideration represents the estimated fair value of future payments to the former shareholders of applicable acquired companies based on achieving annual revenue and gross margin targets in certain years as specified in the purchase and sale agreements. The Company initially values contingent consideration using a Monte Carlo simulation which models future revenue and costs of goods sold projections and discounts the average results to present value. For the three months ended June 30, 2016, additional contingent consideration of $7.7 million was recognized in earnings related to a recent acquisition within the Bruker Nano Group based upon an increase in forecasted revenue levels for the acquired business for the remainder of 2016 and was recorded within other charges, net in the unaudited condensed consolidated statements of income and comprehensive income.

The following table sets forth the changes in contingent consideration liabilities for the six months ended June 30, 2016 (in millions):

Balance at December 31, 2015	$4.6
Current period additions	0.5
Current period adjustments	7.7
Balance at June 30, 2016	$12.8

For the three and six months ended June 30, 2015, the changes to the fair value of the contingent consideration recognized in earnings was ($3.1) million and ($3.0) million, respectively, and was recorded within other charges, net in the unaudited condensed consolidated statements of income and comprehensive income.

The Company enters into time deposits with varying maturity dates ranging from one to twelve months, as well as call deposits for which the Company has the ability to redeem the invested amounts over a period of 31 to 95 days.  The Company has classified these investments within cash and cash equivalents or short-term investments within the unaudited condensed consolidated balance sheet based on the call and maturity dates.  As of June 30, 2016 there are no cash equivalents outstanding and $187.9 million of short-term investments.

Short-term investments are classified as available-for-sale and are reported at fair value, with unrealized gains (losses) excluded from earnings and reported, net of tax, in accumulated other comprehensive income (loss) within the accompanying unaudited condensed consolidated balance sheet. There were no unrealized gains (losses) recorded during the three or six months ended June 30, 2016 and 2015. On a quarterly basis, the Company reviews its short-term investments to determine if there have been any events that could create an impairment.  None were noted for the three or six months ended June 30, 2016 and 2015.

5.              Inventories

Inventories consisted of the following (in millions):

	June 30,	December 31,
	2016	2015
Raw materials	$151.9	$158.8
Work-in-process	187.3	131.1
Finished goods	95.0	93.3
Demonstration units	36.8	38.8
Inventories	$471.0	$422.0

Finished goods include in-transit systems that have been shipped to the Company’s customers, but not yet installed and accepted by the customer. As of June 30, 2016 and December 31, 2015, inventory-in-transit was $36.8 million and $44.7 million, respectively.

The Company reduces the carrying value of its demonstration inventories for differences between its cost and estimated net realizable value through a charge to cost of product revenue that is based on a number of factors, including the age of the unit, the physical condition of the unit and an assessment of technological obsolescence. Amounts recorded in Cost of Revenue related to the write-down of demonstration units to net realizable value were $3.7 million and $4.9 million for the three months ended June 30, 2016 and 2015, respectively, and $8.5 million and $9.9 million for the six months ended June 30, 2016 and 2015, respectively.

6.              Goodwill and Other Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for the six months ended June 30, 2016 (in millions):

Balance at December 31, 2015	$130.6
Foreign currency effect	0.4
Balance at June 30, 2016	$131.0

The following is a summary of intangible assets (in millions):

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology and related patents	$156.0	$(104.4)	$51.6	$154.5	$(95.5)	$59.0
Customer relationships	18.3	(6.9)	11.4	18.4	(5.9)	12.5
Non compete contracts	1.8	(0.9)	0.9	1.8	(0.6)	1.2
Trade names	1.6	(0.3)	1.3	1.6	(0.2)	1.4
Intangible assets subject to amortization	177.7	(112.5)	65.2	176.3	(102.2)	74.1
In-process research and development	0.6	—	0.6	0.6	—	0.6
Intangible assets	$178.3	$(112.5)	$65.8	$176.9	$(102.2)	$74.7

For the three months ended June 30, 2016 and 2015, the Company recorded amortization expense of $5.4 million and $5.2 million, respectively, related to intangible assets subject to amortization.  For the six months ended June 30, 2016 and 2015, the Company recorded amortization expense of $10.8 million and $10.4 million, respectively, related to intangible assets subject to amortization.

7.              Debt

The Company’s debt obligations as of June 30, 2016 and December 31, 2015 consisted of the following (in millions):

	June 30,	December 31,
	2016	2015
US Dollar revolving loan under the 2015 Credit Agreement	$102.0	$25.0
US Dollar notes under the Note Purchase Agreement	240.0	240.0
Unamortized debt issuance costs under the Note Purchase Agreement	(0.9)	(0.9)
Capital lease obligations and other loans	1.9	1.7
Total debt	343.0	265.8
Current portion of long-term debt	(20.3)	(0.6)
Total long-term debt, less current portion	$322.7	$265.2

On October 27, 2015, the Company entered into a revolving credit agreement, referred to as the 2015 Credit Agreement, and terminated the prior credit agreement.  The 2015 Credit Agreement provides a maximum commitment on the Company’s revolving credit line of $500.0 million and a maturity date of October 2020.  Borrowings under the revolving credit line of the 2015 Credit Agreement accrue interest, at the Company’s option, at either (a) the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) adjusted LIBOR plus 1.00%, plus margins ranging from 0.00% to 0.30% or (b) LIBOR, plus margins ranging from 0.90% to 1.30%.  There is also a facility fee ranging from 0.10% to 0.20%.

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

As of June 30, 2016, the Company was in compliance with the covenants of the 2015 Credit Agreement. The Company’s leverage ratio (as defined in the 2015 Credit Agreement) was 1.3 and interest coverage ratio (as defined in the 2015 Credit Agreement) was 15.2.

The following is a summary of the maximum commitments and the net amounts available to the Company under the 2015 Credit Agreement and other lines of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand with interest payable monthly, at June 30, 2016 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Lines of Credit	Total Amount Available
2015 Credit Agreement	1.6%	$500.0	$102.0	$1.1	$396.9
Other lines of credit	—	238.0	—	129.2	108.8
Total revolving lines of credit		$738.0	$102.0	$130.3	$505.7

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

As of June 30, 2016, the Company was in compliance with the covenants of the Note Purchase Agreement.  The Company’s leverage ratio (as defined in the Note Purchase Agreement) was 1.3 and interest coverage ratio (as defined in the Note Purchase Agreement) was 15.2.

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amends the existing guidance to require that debt issuance costs be presented in the unaudited condensed consolidated balance sheet as a reduction from the carrying amount of the related debt liability instead of as an other asset. The Company adopted ASU 2015-03 on a retrospective basis for the six months ended June 30, 2016.  As of June 30, 2016 and December 31, 2015, there were $0.9 million in debt issuance costs recorded as a reduction in the carrying value of the related debt liability under the Note Purchase Agreement.  The $0.9 million in debt issuance costs as of June 30, 2016 will be amortized over the remaining term of the Note Purchase Agreement. The retrospective adoption resulted in $0.9 million of debt issuance costs being reclassified from other current assets and other non-current assets to a reduction of the carrying value of long-term debt as of December 31, 2015. The Company also adopted ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, and elected not to reclassify the debt issuance costs related to line-of-credit arrangements for the 2015 Credit Agreement.

8.              Derivative Instruments and Hedging Activities

Interest Rate Risks

The Company’s exposure to interest rate risk relates primarily to outstanding variable rate debt and adverse movements in the related short-term market rates. The most significant component of the Company’s interest rate risk relates to amounts outstanding under the 2015 Credit Agreement, which totaled $102.0 million at June 30, 2016. The Company currently has a higher level of fixed rate debt than variable rate debt, which limits the exposure to adverse movements in interest rates.

Foreign Exchange Rate Risk Management

The Company generates a substantial portion of its revenues and expenses in international markets, principally Germany and other countries in the European Union, Switzerland and Japan, which subjects its operations to the impact of exchange rate fluctuations. The impact of currency exchange rate movement can be positive or negative in any period. The Company periodically enters into foreign exchange contracts in order to minimize the volatility that fluctuations in foreign currency have on its monetary transactions. Under these arrangements, the Company typically agrees to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates with maturities of less than twelve months. These transactions do not qualify for hedge accounting and, accordingly, the instrument is recorded at fair value with the corresponding gains and losses recorded in the unaudited condensed consolidated statements of income and comprehensive income. The Company had the following notional amounts outstanding under foreign exchange contracts at June 30, 2016 and December 31, 2015 (in millions):

Buy	Notional Amount in Buy Currency	Sell	Maturity	Notional Amount in U.S. Dollars	Fair Value of Assets	Fair Value of Liabilities
June 30, 2016:
Euro	26.2	U.S. Dollars	July 2016	$29.7	$—	$0.8

Swiss Francs	5.8	U.S. Dollars	July 2016	6.0	—	0.1

U.S. Dollars	6.0	Israel Shekel	July 2016	6.0	0.2	—

Swiss Francs	1.4	Canada Dollar	July 2016	1.5	—	—

Canada Dollar	1.9	Swiss Francs	July 2016	1.4	—	—

Euro	1.4	Polish Zloty	September 2016	1.5	—	—
				$46.1	$0.2	$0.9

December 31, 2015:
Euro	21.1	U.S. Dollars	January 2016	$24.2	$—	$1.2

Swiss Francs	5.9	U.S. Dollars	April 2016	6.0	—	0.1

U.S. Dollars	6.0	Israel Shekel	April 2016	6.0	—	—
				$36.2	$—	$1.3

In addition, the Company periodically enters into purchase and sales contracts denominated in currencies other than the functional currency of the parties to the transaction. The Company accounts for these transactions by separately valuing the “embedded derivative” component of these contracts. Contracts denominated in currencies other than the functional currency of the transacting parties amounted to $81.2 million for the delivery of products and $3.4 million for the purchase of products at June 30, 2016 and $59.0 million for the delivery of products and $4.1 million for the purchase of products at December 31, 2015. The changes in the fair value of these embedded derivatives are recorded as foreign currency exchange gains/losses within interest and other income (expense), net in the unaudited condensed consolidated statements of income and comprehensive income.

Commodity Price Risk Management

The Company has an arrangement with a customer under which it has a firm commitment to deliver copper based superconductors at a fixed price. In order to minimize the volatility that fluctuations in the price of copper have on the Company’s sales of these superconductors, the Company enters into commodity hedge contracts. At June 30, 2016 and December 31, 2015, the Company had fixed price commodity contracts with notional amounts aggregating $0.9 million and $2.0 million, respectively. The changes in the fair value of these commodity contracts are recorded within interest and other income (expense), net in the unaudited condensed consolidated statements of income and comprehensive income.

The fair value of the derivative instruments described above is recorded in the unaudited condensed consolidated balance sheets for the periods as follows (in millions):

		June 30,	December 31,
	Balance Sheet Location	2016	2015
Derivative assets:
Foreign exchange contracts	Other current assets	$0.2	$—
Embedded derivatives in purchase and delivery contracts	Other current assets	0.1	0.5

Derivative liabilities:
Foreign exchange contracts	Other current liabilities	$0.9	$1.3
Embedded derivatives in purchase and delivery contracts	Other current liabilities	0.4	0.5
Fixed price commodity contracts	Other current liabilities	0.2	0.4

The impact on net income of unrealized gains and losses resulting from changes in the fair value of derivative instruments not designated as hedging instruments are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Foreign exchange contracts	$(1.6)	$10.7	$0.6	$8.0
Embedded derivatives in purchase and delivery contracts	—	(0.1)	(0.3)	0.2
Fixed price commodity contracts	0.1	(0.1)	0.2	(0.1)
Other income (expense), net	$(1.5)	$10.5	$0.5	$8.1

The amounts related to derivative instruments not designated as hedging instruments are recorded within interest and other income (expense), net in the unaudited condensed consolidated statements of income and comprehensive income.

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

The income tax provision for the three months ended June 30, 2016 and 2015 was $3.0 million and $2.3 million, respectively, representing effective tax rates of 16.9% and 9.1%, respectively.  The income tax provision for the six months ended June 30, 2016 and 2015 was $7.8 million and $7.1 million, respectively, representing effective tax rates of 16.9% and 19.1%, respectively. The increase in our effective tax rate for the three months ended June 30, 2016, compared to the same period in 2015, was primarily caused by changes in the expected mix of earnings among tax jurisdictions. The decrease in our effective tax rate for the six months ended June 30, 2016, compared to the same period in 2015, was primarily caused by the recognition of previously unrecognized tax benefits due to the closure of certain tax audits and changes in the expected mix of earnings among tax jurisdictions. The Company’s effective tax rate may change over time as the amount or mix of income and taxes changes among the jurisdictions in which the Company is subject to tax.

As of June 30, 2016 and December 31, 2015, the Company has unrecognized tax benefits, excluding penalties and interest, of approximately $10.9 million and $26.9 million, respectively, of which $10.4 million and $13.0 million, if recognized, would result in a reduction of the Company’s effective tax rate. The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes. As of June 30, 2016 and December 31, 2015, approximately $1.5 million and $4.7 million, respectively, of accrued interest and penalties related to uncertain tax positions was included in other long-term liabilities on the unaudited condensed consolidated balance sheets.  Penalties and interest related to unrecognized tax benefits of $1.0 million and $0.3 million were recorded in the provision for income taxes during the three months ended June 30, 2016 and 2015, respectively, and $3.3 million and $1.1 million during the six months ended June 30, 2016 and 2015, respectively.

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

10.       Commitments and Contingencies

Legal

Lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. The Company believes the outcome of these proceedings, individually and in the aggregate, will not have a material impact on the Company’s financial position or results of operations. As of June 30, 2016 and December 31, 2015, accruals recorded for such potential contingencies were immaterial to the unaudited condensed consolidated financial statements.

The Company understands that the Korea Fair Trade Commission (“KFTC”) is conducting an investigation into improper bidding by Bruker Korea Co., Ltd. and several other companies in connection with bids for sales of X-ray systems in 2010 and 2012. Three of the bids under investigation involved Bruker Korea. The Company is cooperating fully with the KFTC regarding this matter. The potential range of penalties which may arise as a result of any proceedings which may be brought by the KFTC or other Korean government agencies against the Company or its subsidiaries operating in Korea involving this matter could include the imposition of a civil and/or criminal fine and a suspension of all or a portion of the Company’s operations from bidding for or conducting sales to Korean governmental agencies for a period of time.  At this time the Company cannot reasonably assess the timing or outcome of these matters or their effect, if any, on the Company’s business or results of operations.  Sales to customers in Korea were approximately 2% of the Company’s revenue for the year ended December 31, 2015.

Letters of Credit and Guarantees

At June 30, 2016 and December 31, 2015, the Company had bank guarantees of $130.3 million and $137.7 million, respectively, related primarily to customer advances. These arrangements guarantee the refund of advance payments received from customers in the event that the merchandise is not delivered or warranty obligations are not fulfilled in compliance with the terms of the contract. These guarantees affect the availability of the Company’s lines of credit.

11.       Shareholders’ Equity

Share Repurchase Program

In November 2015, the Company’s Board of Directors suspended the Company’s previously announced Anti-Dilutive Repurchase Program until January 1, 2017 and approved an additional share repurchase program (the “Repurchase Program”) under which repurchases of common stock up to $225.0 million may occur from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, legal requirements and other considerations. A total of 1,200,000 shares were repurchased at an aggregate cost of $34.5 million in the three months ended June 30, 2016 and 4,577,858 shares were repurchased at an aggregate cost of $117.6 million in the six months ended June 30, 2016.  Since inception of the Repurchase Program through June 30, 2016, 7,414,900 shares were repurchased at an aggregate cost of $182.6 million. The remaining authorization under the Repurchase Program is $42.4 million.  Any future repurchases will be funded from cash on hand, future cash flows from operations and available borrowings under the revolving credit facility.

The repurchased shares are reflected within Treasury stock in the accompanying unaudited condensed consolidated balance sheet at June 30, 2016 and December 31, 2015.

Cash Dividends on Shares of Common Stock

On February 22, 2016, the Company announced the establishment of a dividend policy and the declaration by its Board of Directors of an initial quarterly cash dividend in the amount of $0.04 per share of the Company’s issued and outstanding common stock. Dividends were paid on March 24, 2016 to shareholders of record as of March 4, 2016 and on June 24, 2016 to shareholders of record as of June 6, 2016, in each case for an aggregate cost of $6.5 million.  Under the dividend policy, the Company will target a cash dividend to the Company’s shareholders in the amount of $0.16 per share per annum, payable in equal quarterly installments. Subsequent dividend declarations and the establishment of record and payment dates for such future dividend payments, if any, are subject to the Board of Directors’ continuing determination that the dividend policy is in the best interests of the Company’s shareholders. The dividend policy may be suspended or cancelled at the discretion of the Board of Directors at any time.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Consolidated net income	$14.8	$23.1	$38.4	$30.0
Foreign currency translation adjustments	(18.6)	35.8	15.0	(37.1)
Pension liability adjustments	1.6	0.5	0.6	8.8
Net comprehensive income	(2.2)	59.4	54.0	1.7
Less: Comprehensive income attributable to noncontrolling interests	0.1	0.8	0.3	1.2
Comprehensive income attributable to Bruker Corporation	$(2.3)	$58.6	$53.7	$0.5

The following is a summary of the components of accumulated other comprehensive income (loss), net of tax, at June 30, 2016 (in millions):

	Foreign Currency Translation	Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2015	$3.2	$(47.4)	$(44.2)
Other comprehensive income (loss) before reclassifications	14.9	(1.0)	13.9
Realized loss on reclassification, net of tax of $0.3 million	—	1.6	1.6
Net current period other comprehensive income	14.9	0.6	15.5
Balance at June 30, 2016	$18.1	$(46.8)	$(28.7)

12.       Noncontrolling Interests

Noncontrolling interests represent the minority shareholders’ proportionate share of the Company’s majority owned subsidiaries. The following table sets forth the changes in noncontrolling interests (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance at beginning of period	$7.0	$5.8	$6.8	$5.8
Net income	0.3	1.2	0.3	1.6
Foreign currency translation adjustments	(0.2)	0.1	—	(0.3)
Other	—	(0.5)	—	(0.5)
Balance at end of period	$7.1	$6.6	$7.1	$6.6

13.       Other Charges, Net

The components of other charges, net were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Information technology transformation costs	$1.7	$1.9	$3.9	$3.6
Restructuring charges	1.8	1.0	3.6	2.3
Pension settlement charge	—	—	—	10.2
Acquisition-related charges (benefits)	7.9	(2.9)	7.9	(2.9)
Long-lived asset impairments	0.6	1.8	0.6	1.8
Other charges, net	$12.0	$1.8	$16.0	$15.0

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

The Company recorded total restructuring charges during the three months ended June 30, 2016 of $3.7 million related to these initiatives, all within the BSI Segment.  These charges consisted of $0.9 million of inventory provisions for excess inventory, $1.0 million of severance costs and $1.8 million of exit related costs, such as professional service and facility exit charges.  During the three months ended June 30, 2016, the Company recorded restructuring charges of $1.9 million as a component of cost of revenue and $1.8 million as a component of other charges, net in the accompanying unaudited condensed consolidated statements of income and comprehensive income.  The Company recorded total restructuring charges during the six months ended June 30, 2016 of $7.5 million related to these initiatives, all within the BSI Segment.  These charges consisted of $1.1 million of inventory provisions for excess inventory, $3.3 million of severance costs and $3.1 million of exit related costs, such as professional service and facility exit charges.  During the six months ended June 30, 2016, the Company recorded restructuring charges of $3.9 million as a component of cost of revenue and $3.6 million as a component of other charges, net in the accompanying unaudited condensed consolidated statements of income and comprehensive income.

The Company commenced a restructuring initiative in 2015 within the Bruker BioSpin Group, which was developed as a result of a revenue decline that occurred during the second half of 2014 and continued during the first half of 2015.  This initiative was intended to improve Bruker BioSpin Group’s operating results.  Restructuring actions resulted in a reduction of employee headcount within the Bruker BioSpin Group of approximately 9%. Included in the total restructuring charges discussed above are restructuring expenses related to this initiative recorded during the six months ended June 30, 2016 of $3.3 million of severance and exit costs, of which $2.2 million was recorded as a component of cost of revenue and $1.1 million as a component of other charges, net in the accompanying unaudited condensed consolidated statements of income and comprehensive income. The restructuring initiative also included the closure and consolidation of a Bruker BioSpin Group manufacturing facility.  From inception of the restructuring initiative in the second quarter of 2015, cumulative restructuring expenses and other one-time charges recorded have been $19.5 million, consisting of $4.2 million of inventory write-downs and asset impairments and $15.3 million of severance and exit costs. As of June 30, 2016, expenses incurred under the restructuring initiative were substantially complete.

The following table sets forth the changes in restructuring reserves for the six months ended June 30, 2016 (in millions):

	Total	Severance	Exit Costs	Provisions for Excess Inventory
Balance at December 31, 2015	$23.1	$10.3	$2.4	$10.4
Restructuring charges	7.5	3.3	3.1	1.1
Cash payments	(12.7)	(9.5)	(2.3)	(0.9)
Other, non-cash adjustments and foreign currency effect	(3.0)	—	(0.9)	(2.1)
Balance at June 30, 2016	$14.9	$4.1	$2.3	$8.5

14.       Interest and Other Income (Expense), Net

The components of interest and other income (expense), net, were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest expense, net	$(2.9)	$(3.1)	$(6.0)	$(6.2)
Exchange gains (losses) on foreign currency transactions	0.7	(2.9)	(1.6)	(3.3)
Loss on disposal of product line	—	(0.2)	—	(0.2)
Other	(0.4)	—	(0.6)	—
Interest and other income (expense), net	$(2.6)	$(6.2)	$(8.2)	$(9.7)

15.       Business Segment Information

The Company has two reportable segments, BSI and BEST, as discussed in Note 1 to the unaudited condensed consolidated financial statements.

Revenue and operating income by reportable segment are presented below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
BSI	$345.7	$366.2	$696.1	$693.7
BEST	28.5	30.8	55.7	58.3
Eliminations (a)	(2.5)	(1.0)	(4.7)	(2.5)
Total revenue	$371.7	$396.0	$747.1	$749.5

Operating Income
BSI	$18.9	$28.7	$51.9	$42.4
BEST	1.4	2.6	1.4	3.6
Corporate, eliminations and other (b)	0.1	0.3	1.1	0.8
Total operating income	$20.4	$31.6	$54.4	$46.8

(a)         Represents product and service revenue between reportable segments.

(b)         Represents corporate costs and eliminations not allocated to the reportable segments.

Total assets by reportable segment are as follows (in millions):

	June 30,	December 31,
	2016	2015
Assets:
BSI	$1,704.2	$1,714.4
BEST	19.3	79.1
Eliminations and other (a)	(3.0)	(63.5)
Total assets	$1,720.5	$1,730.0

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

Although our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP), we believe describing revenue and expenses, excluding the effects of foreign currency, acquisitions and divestitures, as well as certain other charges, net, provides meaningful supplemental information regarding our performance. Specifically, management believes that free cash flow and organic revenue, both non-GAAP financial measures, as well as non-GAAP gross margin and non-GAAP operating margin, provide relevant and useful information which is widely used by analysts, investors and competitors in our industry, as well as by our management, in assessing both consolidated and business unit performance.  We use non-GAAP financial measures to evaluate our period-over-period operating performance because our management believes this provides a more comparable measure of our continuing business as it adjusts for certain items that are not reflective of the underlying performance of our business. These measures may also be useful to investors in evaluating the underlying operating performance of our business.

These non-GAAP financial measures are not in accordance with, nor are they a substitute for, the comparable GAAP financial measures and are intended to supplement our financial results that are prepared in accordance with GAAP. We regularly use non-GAAP financial measures internally to understand, manage, and evaluate our business results and make operating decisions.  We also measure our employees and compensate them, in part, based on such non-GAAP measures.  The calculation of these non-GAAP financial measures may differ from the calculation of similarly titled financial measures presented by other companies and, therefore, may not be comparable among companies.

OVERVIEW

We are organized into four operating segments, as further described in Note 1 in the unaudited condensed consolidated financial statements and in our Annual Report on Form 10-K for the year ended December 31, 2015: the Bruker BioSpin Group, the Bruker CALID Group, the Bruker Nano Group, and the Bruker Energy & Supercon Technologies (BEST) Segment.

For the three months ended June 30, 2016, our revenue decreased by $24.3 million, or 6.1%, to $371.7 million, compared to $396.0 million for the comparable period in 2015. The impact of changes in foreign currency and a recent acquisition in our Bruker Nano Group caused a net increase of $12.0 million, or 3.1%.  Excluding these items, organic revenue, a non-GAAP measure, decreased 9.2%, primarily as a result of delays in European academic funding, weaker industrial markets and lower MALDI Biotyper sales in China and the U.S.

For the six months ended June 30, 2016, our revenue decreased by $2.4 million, or 0.3%, to $747.1 million, compared to $749.5 million for the comparable period in 2015. The impact of changes in foreign currency and a recent acquisition in our Bruker Nano Group caused a net increase of $14.1 million, or 1.9%.  Excluding these items, organic revenue, a non-GAAP measure, decreased 2.2%. The decrease was primarily caused by continued weak demand within our Bruker Nano Group industrial market segments, delays in European academic funding and lower MALDI Biotyper sales in China and the U.S.  These decreases were partially offset by increased revenues within the Bruker BioSpin Group due to higher volume, increased pricing and the recognition of revenues from the sale of the first shielded ultra-high field gigahertz nuclear magnetic resonance system as well as increased sales of Raman, near infrared and remote sensing products within the Bruker CALID Group

Our gross profit margin increased to 45.8% from 42.8% during the three months ended June 30, 2016 and 2015, respectively, and to 45.1% from 44.0% during the six months ended June 30, 2016 and 2015, respectively. The increases in gross margin percentages were primarily caused by operating cost improvements as a result of recent restructuring and outsourcing actions, the impact of pricing increases and a favorable product mix within the Bruker BioSpin Group and the impact of a recent acquisition within the Bruker Nano Group.  The beneficial impact of these items was offset in part by weakness in Bruker Nano Group industrial market segments, delays in European academic funding within our Bruker CALID and Bruker Nano Groups, and a decline in the BEST Segment resulting from the completion of certain high margin orders in the comparable prior period.

Operating expenses during the three months ended June 30, 2016 increased by approximately $11.9 million compared to the same period in the prior year, primarily as a result of an increase in contingent consideration related to a recent acquisition in our Bruker Nano Group based upon an increase in forecasted revenue levels for the acquired business for the remainder of 2016 offset in part by operational improvements and restructuring actions. Operating expenses  during the six months ended June 30, 2016 decreased by approximately $0.3 million compared to the prior year, caused primarily by our operational improvements and restructuring actions offset by the increase in contingent consideration.

Earnings per share decreased $0.04 to $0.09 per diluted share for the three months ended June 30, 2016 when compared to the same period in 2015, primarily as a result of an increase in contingent consideration noted above partially offset by the favorable impact of our share repurchase program.  Earnings per share increased $0.06 to $0.23 per diluted share for the six months ended June 30, 2016 when compared to the same period in 2015.  The increase in earnings per diluted share for the six months ended June 30, 2016 was primarily the result of increased gross profit margins, operational improvements and restructuring actions, the impact of a recent acquisition within our Bruker Nano Group and the impact of our share repurchase program.

Operating cash flow for the six months ended June 30, 2016 was a source of cash of $4.1 million.  We believe free cash flow, a non-GAAP financial measure which we define as net cash provided by operating activities less purchases of property, plant and equipment, is a useful measure to evaluate our business as it indicates the amount of cash generated after additions to property, plant, and equipment that is available for, among other things, strategic acquisitions, investments in our business, and repayment of debt. In the six months ended June 30, 2016, our free cash flow was negative $13.1 million, calculated as follows:

Net cash provided by operating activities	$4.1
Less: Purchases of property, plant and equipment	17.2
Free Cash Flow	$(13.1)

Our negative free cash flow was primarily caused by an increase in inventory purchases needed for production in the second half of 2016, the timing of customer advances received and installation and acceptance of the related systems, and tax payments, including withholding tax payments made in the first quarter of 2016 related to the Company’s 2015 European cash repatriation. These uses of cash were partially offset by a decrease in accounts receivable resulting from reduced revenue levels and higher than normal collections in the fourth quarter of 2015.

In November 2015, our Board of Directors suspended the previously announced Anti-Dilutive Repurchase Program until January 1, 2017 and approved an additional share repurchase program (the “Repurchase Program”) under which repurchases of common stock up to $225.0 million may occur from time to time, in amounts, at prices, and at such times as we deem appropriate, subject to market conditions, legal requirements and other considerations. A total of 1,200,000 shares were repurchased at an aggregate cost of $34.5 million in the three months ended June 30, 2016, 4,577,858 shares were repurchased as an aggregate cost of $117.6 million in the six months ended June 30, 2016 and 7,414,900 shares were repurchased at an aggregate cost of $182.6 million from the inception of the Repurchase Program through June 30, 2016. The remaining authorization under the Repurchase Program is $42.4 million.  Any additional repurchases will be funded from cash on hand, future cash flows from operations and available borrowings under the revolving credit facility.

On February 22, 2016, we announced the establishment of a dividend policy and the declaration by our Board of Directors of an initial quarterly cash dividend in the amount of $0.04 per share of our issued and outstanding common stock. An initial dividend was paid on March 24, 2016 to shareholders of record as of March 4, 2016 for a total cost of $6.5 million and a subsequent dividend was paid on June 24, 2016 to shareholders of record as of June 6, 2016 for a total cost of $6.5 million. Under the dividend policy, we will target a cash dividend to our shareholders in the amount of $0.16 per share per annum, payable in equal quarterly installments. Subsequent dividend declarations and the establishment of record and payment dates for such future dividend payments, if any, are subject to the Board of Directors’ continuing determination that the dividend policy is in the best interests of our shareholders. The dividend policy may be suspended or cancelled at the discretion of the Board of Directors at any time.

As previously disclosed, we have taken restructuring measures as a result of the revenue decline that occurred during the second half of 2014 and continued during the first half of 2015 within Bruker BioSpin Group.  This included a restructuring initiative that commenced during 2015 that reduced employee headcount by approximately 9% within our Bruker BioSpin Group.  Income from operations included restructuring costs of $3.3 million for the six months ended June 30, 2016 related to this initiative.  Total restructuring and other one-time charges, incurred in 2015 and continuing into 2016, were $19.5 million of which $15.3 million related to employee separation and facility exit costs and $4.2 million related to estimated inventory write-downs and asset impairments.  As of June 30, 2016, expenses incurred under this restructuring initiative were substantially complete and we expect to generate approximately $10 million in annualized savings as a result of this initiative.

As a result of demand weakness we expect for the remainder of 2016, particularly in Europe, we intend to accelerate certain planned operational restructuring initiatives, as well as take business right-sizing measures.  These actions are expected to include further facility consolidation and production outsourcing, product line consolidation, and other cost reduction initiatives.  We expect to finalize these plans in the third quarter of 2016.   While we expect most of the savings from these actions to increase our profitability, some will be reinvested into new sales, marketing, and product management capabilities and our strategic growth initiatives.

We can experience quarter-to-quarter fluctuations in our operating results as a result of various factors, some of which are outside our control, such as:

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

•                  Revenue recognition;

•                  Income taxes;

•                  Inventories;

•                  Goodwill, other intangible assets and other long-lived assets; and

•                  Employee benefit plan assumptions.

For a further discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2015.  There were no significant changes to our critical accounting policies for the three or six months ended June 30, 2016.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2016 compared to the Three Months Ended June 30, 2015

Consolidated Results

The following table presents our results for the three months ended June 30, 2016 and 2015 (dollars in millions, except per share data):

	Three Months Ended June 30,
	2016	2015
Product revenue	$305.6	$336.2
Service revenue	63.5	58.2
Other revenue	2.6	1.6
Total revenue	371.7	396.0

Cost of product revenue	162.3	191.5
Cost of service revenue	38.0	35.0
Cost of other revenue	1.3	0.1
Total cost of revenue	201.6	226.6
Gross profit	170.1	169.4

Operating expenses:
Selling, general and administrative	100.9	98.5
Research and development	36.8	37.5
Other charges, net	12.0	1.8
Total operating expenses	149.7	137.8
Operating income	20.4	31.6

Interest and other income (expense), net	(2.6)	(6.2)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	17.8	25.4
Income tax provision	3.0	2.3
Consolidated net income	14.8	23.1
Net income attributable to noncontrolling interest in consolidated subsidiaries	0.3	1.2
Net income attributable to Bruker Corporation	$14.5	$21.9

Net income per common share attributable to Bruker Corporation shareholders:
Basic and diluted	$0.09	$0.13

Weighted average common shares outstanding:
Basic	161.4	168.3
Diluted	162.4	169.7

Revenue

For the three months ended June 30, 2016, our revenue decreased $24.3 million, or 6.1%, to $371.7 million, compared to $396.0 million for the comparable period in 2015. Included in revenue was an increase of approximately $12.0 million attributable to a recent acquisition within the Bruker Nano Group and no impact from foreign currency translation. Excluding the effects of our recent acquisition, our organic revenue, a non-GAAP measure, decreased by $36.3 million, or 9.2%.

BSI Segment revenue decreased by $20.5 million, or 5.6%, to $345.7 million for the three months ended June 30, 2016, compared to $366.2 million for the three months ended June 30, 2015. BEST Segment revenue decreased by $2.3 million, or 7.5%, to $28.5 million for the three months ended June 30, 2016, compared to $30.8 million for the three months ended June 30, 2015.

Please see the Segment Results section later in this discussion for additional information regarding our revenue.

Gross Profit

Gross profit for the three months ended June 30, 2016 was $170.1 million, or 45.8% of revenue, compared to $169.4 million, or 42.8% of revenue, for the three months ended June 30, 2015. Included in gross profit were various charges for amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring costs totaling $6.8 million and $9.0 million for the three months ended June 30, 2016 and 2015, respectively. Excluding these charges, our non-GAAP gross profit margin for the three months ended June 30, 2016 and 2015 was 47.6% and 45.1%, respectively. The increase in our gross profit margins was caused primarily by operating cost improvements as a result of recent restructuring and outsourcing actions, the impact of pricing increases within the Bruker BioSpin Group and the impact of a recent acquisition within the Bruker Nano Group.  The favorable effect of these items was partially offset by weakness in Bruker Nano Group industrial market segments, delays in European academic funding within our Bruker CALID and Bruker Nano Group, and a decline in the BEST Segment resulting from the completion of certain high margin orders in the comparable prior period.

Selling, General and Administrative

Our selling, general and administrative expenses for the three months ended June 30, 2016 increased to $100.9 million, or 27.1% of total revenue, from $98.5 million, or 24.9% of total revenue, for the comparable period in 2015. The increase in selling, general and administrative expenses was attributable to a recent acquisition in the Bruker Nano Group, which was partially offset by the impact of recent operational improvement and restructuring actions.  The increase as a percentage of revenue is primarily caused by a decrease in revenue for the three months ended June 30, 2016 as compared to the prior year comparable period.

Research and Development

Our research and development expenses for the three months ended June 30, 2016 decreased to $36.8 million, or 9.9% of total revenue, from $37.5 million, or 9.5% of total revenue, for the comparable period in 2015. The decrease in dollar value in research and development expenses was primarily attributable to the timing of certain research and development initiatives.

Other Charges, Net

Other Charges, net of $12.0 million recorded for the three months ended June 30, 2016 were all related to the BSI Segment and consisted primarily of $7.9 million of acquisition-related charges, related primarily to additional contingent consideration recognized for a recent acquisition in the Bruker Nano Group based upon an increase in forecasted revenue levels of the acquired business for the remainder of 2016, $1.8 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives, and $1.7 million of costs associated with our global information technology (IT) transformation initiative. The IT transformation initiative is a multi-year project aimed at updating and integrating our global enterprise resource planning and human resource information systems.

Other Charges, net of $1.8 million recorded for the three months ended June 30, 2015 was related almost entirely to the BSI Segment. The charges consisted of $1.0 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives, $1.8 million of long-lived asset impairments within the Magnetic Resonance division, ($2.9) million of acquisition-related charges (benefits) primarily caused by the reversal of certain contingent consideration liabilities and $1.9 million of costs associated with our global IT transformation initiative.

Operating Income

Operating income for the three months ended June 30, 2016 was $20.4 million, resulting in an operating margin of 5.5%, compared to operating income of $31.6 million, resulting in an operating margin of 8.0%, for the three months ended June 30, 2015. The decrease in operating income was caused primarily by lower revenue and additional contingent consideration recognized related to a recent acquisition within the Bruker Nano Group during the three months ended June 30, 2016 as noted above.

The Company commenced a restructuring initiative in 2015 within the Bruker BioSpin Group, which was developed as a result of a revenue decline that occurred during the second half of 2014 and continued during the first half of 2015 and was intended to improve the Bruker BioSpin Group’s operating results.  Restructuring actions resulted in a reduction of employee headcount by approximately 9% and included the closure and consolidation of a Bruker BioSpin Group manufacturing facility. Operating income included restructuring costs of $1.0 million for the three months ended June 30, 2016 related to this initiative.

Interest and Other Income (Expense), Net

Interest and other income (expense), net during the three months ended June 30, 2016 was an expense of $2.6 million compared to an expense of $6.2 million for the comparable period of 2015.

During the three months ended June 30, 2016, the major components within interest and other income (expense), net were net interest expense of $2.9 million and realized and unrealized gains on foreign currency denominated transactions of $0.7 million. The realized and unrealized gains on foreign currency denominated transactions during the three months ended June 30, 2016 were primarily caused by the fluctuation of the U.S. dollar versus the Euro and other currencies.  During the three months ended June 30, 2015, the components within interest and other income (expense), net were net interest expense of $3.1 million and realized and unrealized losses on foreign currency denominated transactions of $2.9 million.

Income Tax Provision

The 2016 and 2015 effective tax rates were estimated using projected annual pre-tax income or loss on a jurisdictional basis. Expected tax benefits, including tax credits and incentives, the impact of changes to valuation allowances, and the effect of jurisdictional differences in statutory tax rates, were also considered in the calculation.

The income tax provision for the three months ended June 30, 2016 and 2015 was $3.0 million and $2.3 million, respectively, representing effective tax rates of 16.9% and 9.1%, respectively.  The increase in our effective tax rate for the three months ended June 30, 2016, compared to the same period in 2015, was primarily caused by changes in the expected mix of earnings among tax jurisdictions.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the three months ended June 30, 2016 and 2015 was $0.3 million and $1.2 million, respectively. The net income attributable to noncontrolling interests represented the minority shareholders’ proportionate share of the net income recorded by our majority-owned subsidiaries.

Net Income Attributable to Bruker Corporation

Our net income for the three months ended June 30, 2016 was $14.5 million, or $0.09 per diluted share, compared to $21.9 million, or $0.13 per diluted share, for the comparable period in 2015. The decrease was primarily caused by weaker revenue and the additional contingent consideration recognized related to a recent acquisition in the Bruker Nano Group, partially offset by operating profit improvements as noted above and lower interest and other expenses, net.

Segment Results

For financial reporting purposes, we aggregate the Bruker BioSpin, Bruker CALID and Bruker Nano operating segments into the Bruker Scientific Instruments (BSI) reportable segment, which represented approximately 93% of the Company’s revenues during the three months ended June 30, 2016. This aggregation reflects these operating segments’ similar economic characteristics, production processes, service offerings, types and classes of customers, methods of distribution and regulatory environments. Our BEST Segment is our other reportable segment and represents the remainder of our revenues.

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment (dollars in millions):

	Three Months Ended June 30,			Percentage
	2016	2015	Dollar Change	Change
BSI	$345.7	$366.2	$(20.5)	(5.6)%
BEST	28.5	30.8	(2.3)	(7.5)%
Eliminations (a)	(2.5)	(1.0)	(1.5)
	$371.7	$396.0	$(24.3)	(6.1)%

(a) Represents product and service revenue between reportable segments.

BSI Segment Revenues

BSI Segment revenue decreased by $20.5 million, or 5.6%, to $345.7 million for the three months ended June 30, 2016, compared to $366.2 million for the three months ended June 30, 2015. Included in revenue was a decrease of approximately $0.5 million from the impact of foreign currency and an increase of approximately $12.0 million attributable to a recent acquisition in our Bruker Nano Group. Excluding the effects of foreign currency and our recent acquisition, organic revenue, a non-GAAP measure, decreased by $32.0 million, or 8.7%, with revenue decline in Europe and Japan driving the majority of the decrease.

The Bruker BioSpin Group revenues decreased during the three months ended June 30, 2016 when compared to the three months ended June 30, 2015, primarily as a result of the timing and recognition of revenue from certain ultra-high field orders which occurred in 2015.

The Bruker CALID Group revenues decreased during the three months ended June 30, 2016 when compared to the three months ended June 30, 2015 primarily due to delays in European academic funding and lower sales of our MALDI Biotyper in China and the U.S.

Excluding the effects of the recent acquisition, the Bruker Nano Group experienced a decrease in revenue primarily caused by continued weaker demand within industrial markets and European academic funding delays.

System revenue and aftermarket revenue as a percentage of total BSI Segment revenue were as follows (dollars in millions):

	Three Months Ended June 30,
	2016		2015
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System revenue	$241.8	69.9%	$269.4	73.6%
Aftermarket revenue	103.9	30.1%	96.8	26.4%
Total revenue	$345.7	100.0%	$366.2	100.0%

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

BEST Segment Revenues

BEST Segment revenue decreased $2.3 million, or 7.5%, to $28.5 million for the three months ended June 30, 2016, compared to $30.8 million for the comparable period in 2015. The decrease in revenue was primarily caused by the completion of certain large high margin customer projects in the comparable prior period.

System and wire revenue and aftermarket revenue as a percentage of total BEST Segment revenue were as follows (dollars in millions):

	Three Months Ended June 30,
	2016		2015
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System and wire revenue	$27.7	97.2%	$29.8	96.8%
Aftermarket revenue	0.8	2.8%	1.0	3.2%
Total revenue	$28.5	100.0%	$30.8	100.0%

System and wire revenue in the BEST Segment includes low and high temperature superconducting wire and superconducting devices, including magnets, linear accelerators and radio frequency cavities. Aftermarket revenues in the BEST Segment consist primarily of consumables sales.

Gross Profit and Operating Expenses

For the three months ended June 30, 2016, gross profit margin in the BSI Segment increased to 47.7% from 44.4% for the comparable period in 2015. The increase is primarily caused by operating cost improvements resulting from recent restructuring and outsourcing actions, the impact of pricing increases within the Bruker BioSpin Group and the impact of a recent acquisition within the Bruker Nano Group, offset in part by weakness in certain Bruker Nano and Bruker CALID Group market segments and delays in European academic funding.  BEST Segment gross margin decreased to 18.2% from 20.5% for the comparable period in 2015 due to revenue declines resulting from the completion of certain high margin orders in the prior comparable period.

In the three months ended June 30, 2016, selling, general and administrative expenses and research and development expenses in the BSI Segment increased to $133.8 million, or 38.7% of segment revenue, from $132.4 million, or 36.2% of segment revenue. Selling, general and administrative expenses and research and development expenses in the BEST Segment increased to $3.9 million, or 13.7% of segment revenue, from $3.6 million, or 11.7% of segment revenue, for the comparable period in 2015.  The increase as a percentage of revenue in both segments is primarily caused by the decline in revenue during the three months ended June 30, 2016.

Operating Income

The following table presents operating income and operating margins by reportable segment (dollars in millions):

	Three Months Ended June 30,
	2016		2015
	Operating Income	Percentage of Segment Revenue	Operating Income	Percentage of Segment Revenue
BSI	$18.9	5.5%	$28.7	7.8%
BEST	1.4	4.9%	2.6	8.4%
Corporate, eliminations and other (a)	0.1		0.3
Total operating income	$20.4	5.5%	$31.6	8.0%

(a) Represents corporate costs and eliminations not allocated to the reportable segments.

BSI Segment operating income for the three months ended June 30, 2016 was $18.9 million, resulting in an operating margin of 5.5%, compared to operating income of $28.7 million, resulting in an operating margin of 7.8%, for the comparable period in 2015. Operating income included $19.5 million and $11.0 million for the three months ended June 30, 2016 and 2015, respectively, of various charges for amortization of acquisition-related intangible assets and other acquisition-related costs, restructuring costs, and costs associated with our global IT transformation initiative.  Excluding these charges, non-GAAP operating margins were 11.1% and 10.8% for the three months ended June 30, 2016 and 2015, respectively. Non-GAAP operating margins increased primarily due to the gross margin improvements noted above.

BEST Segment operating income for the three months ended June 30, 2016 was $1.4 million, resulting in an operating margin of 4.9%, compared to $2.6 million, resulting in an operating margin of 8.4%, for the comparable period in 2015. The decrease in operating margin was a result of lower gross margin levels as noted above.

Six Months Ended June 30, 2016 compared to the Six Months Ended June 30, 2015

Consolidated Results

The following table presents our results for the six months ended June 30, 2016 and 2015 (dollars in millions, except per share data):

	Six Months Ended June 30,
	2016	2015
Product revenue	$617.9	$634.2
Service revenue	124.2	112.3
Other revenue	5.0	3.0
Total revenue	747.1	749.5

Cost of product revenue	332.5	352.7
Cost of service revenue	75.4	66.9
Cost of other revenue	2.3	0.3
Total cost of revenue	410.2	419.9
Gross profit	336.9	329.6

Operating expenses:
Selling, general and administrative	193.6	193.1
Research and development	72.9	74.7
Other charges, net	16.0	15.0
Total operating expenses	282.5	282.8
Operating income	54.4	46.8

Interest and other income (expense), net	(8.2)	(9.7)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	46.2	37.1
Income tax provision	7.8	7.1
Consolidated net income	38.4	30.0
Net income attributable to noncontrolling interest in consolidated subsidiaries	0.3	1.6
Net income attributable to Bruker Corporation	$38.1	$28.4

Net income per common share attributable to Bruker Corporation shareholders:
Basic and diluted	$0.23	$0.17

Weighted average common shares outstanding:
Basic	162.3	168.3
Diluted	163.3	169.7

Revenue

For the six months ended June 30, 2016, our revenue decreased $2.4 million, or 0.3%, to $747.1 million, compared to $749.5 million for the comparable period in 2015. Included in revenue was a decrease of approximately $3.1 million from the impact of foreign currency caused by the strengthening of the U.S. Dollar primarily versus the British Pound, as well as various other currencies, and an increase of approximately $17.2 million attributable to a recent acquisition within the Bruker Nano Group. Excluding the effects of foreign currency and our recent acquisition, our organic revenue, a non-GAAP measure, decreased by $16.5 million, or 2.2%.

BSI Segment revenue increased by $2.4 million, or 0.3%, to $696.1 million for the six months ended June 30, 2016, compared to $693.7 million for the six months ended June 30, 2015. BEST Segment revenue decreased by $2.6 million, or 4.5%, to $55.7 million for the six months ended June 30, 2016, compared to $58.3 million for the six months ended June 30, 2015.

Please see the Segment Results section later in this discussion for additional information regarding our revenue.

Gross Profit

Gross profit for the six months ended June 30, 2016 was $336.9 million, or 45.1% of revenue, compared to $329.6 million, or 44.0% of revenue, for the six months ended June 30, 2015. Included in gross profit were various charges for amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring costs totaling $15.4 million and $15.9 million for the six months ended June 30, 2016 and 2015, respectively. Excluding these charges, our non-GAAP gross profit margin for the six months ended June 30, 2016 and 2015 was 47.2% and 46.1%, respectively. The increase in our gross profit margins was caused primarily by operating cost improvements as a result of recent restructuring and outsourcing actions, the impact of pricing increases within the Bruker BioSpin Group and the impact of a recent acquisition within the Bruker Nano Group.  The favorable effect of these items was offset in part by weakness in Bruker Nano Group industrial market segments, delays in European academic funding within our Bruker CALID and Bruker Nano Groups, and a decline in the BEST Segment resulting from the completion of certain high margin orders in the comparable prior period.

Selling, General and Administrative

Our selling, general and administrative expenses for the six months ended June 30, 2016 increased to $193.6 million, or 25.9% of total revenue, from $193.1 million, or 25.8% of total revenue, for the comparable period in 2015. The increase in selling, general and administrative expenses was attributable to the impact of a recent acquisition within our Bruker Nano Group, which was partially offset by the impact of recent operational improvements as a result of our restructuring actions.

Research and Development

Our research and development expenses for the six months ended June 30, 2016 decreased to $72.9 million, or 9.8% of total revenue, from $74.7 million, or 10.0% of total revenue, for the comparable period in 2015. The decrease in research and development expenses was primarily attributable to the timing of certain research and development initiatives.

Other Charges, Net

Other charges, net of $16.0 million recorded for the six months ended June 30, 2016 were all related to the BSI Segment and consisted mainly of $7.9 million of acquisition-related charges, related primarily to additional contingent consideration recognized for a recent acquisition in the Bruker Nano Group based upon an increase in forecasted revenue levels of the acquired business for the remainder of 2016, $3.6 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives and $3.9 million of costs associated with our global IT transformation initiative.

Other charges, net of $15.0 million recorded for the six months ended June 30, 2015 is almost entirely related to the BSI Segment.  The charges consisted of a $10.2 million one-time, non-cash settlement charge as the plan assets and pension obligations for the retirees and other certain members of the population within our pension plan in Switzerland were transferred to an outside insurance provider, ($2.9) million of acquisition-related charges (benefits) primarily caused by the reversal of certain contingent consideration liabilities, $1.8 million of long-lived asset impairments within the Magnetic Resonance division, $2.3 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives and $3.6 million of costs associated with our global IT transformation initiative.

Operating Income

Operating income for the six months ended June 30, 2016 was $54.4 million, resulting in an operating margin of 7.3%, compared to operating income of $46.8 million, resulting in an operating margin of 6.2%, for the six months ended June 30, 2015. The increase in operating margin was primarily caused by the gross margin improvements discussed above as well as operational improvements as a result of our restructuring initiatives.

The Company commenced a restructuring initiative in 2015 within the Bruker BioSpin Group, which was developed as a result of a revenue decline that occurred during the second half of 2014 and continued during the first half of 2015 and was intended to improve the Bruker BioSpin Group’s operating results.  Restructuring actions resulted in a reduction of employee headcount by approximately 9% and included the closure and consolidation of a Bruker BioSpin Group manufacturing facility. Income from operations included restructuring costs of $3.3 million for the six months ended June 30, 2016 related to this initiative.

Interest and Other Income (Expense), Net

Interest and other income (expense), net during the six months ended June 30, 2016 was an expense of $8.2 million compared to an expense of $9.7 million for the comparable period of 2015.

During the six months ended June 30, 2016, the major components within interest and other income (expense), net were net interest expense of $6.0 million and realized and unrealized losses on foreign currency denominated transactions of $1.6 million. The realized and unrealized losses on foreign currency denominated transactions during the six months ended June 30, 2016 were primarily caused by the fluctuation of the U.S. dollar versus the Euro and other currencies.  During the six months ended June 30, 2015, the components within interest and other income (expense), net were net interest expense of $6.2 million and realized and unrealized losses on foreign currency denominated transactions of $3.3 million.

Income Tax Provision

The 2016 and 2015 effective tax rates were estimated using projected annual pre-tax income or loss on a jurisdictional basis. Expected tax benefits, including tax credits and incentives, the impact of changes to valuation allowances, and the effect of jurisdictional differences in statutory tax rates, were also considered in the calculation.

The income tax provision for the six months ended June 30, 2016 and 2015 was $7.8 million and $7.1 million, respectively, representing effective tax rates of 16.9% and 19.1%, respectively.  The decrease in our effective tax rate for the six months ended June 30, 2016, compared to the same period in 2015, was primarily caused by the recognition of previously unrecognized tax benefits due to the closure of certain tax audits and changes in the expected mix of earnings among tax jurisdictions.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the six months ended June 30, 2016 and 2015 was $0.3 million and $1.6 million, respectively. The net income attributable to noncontrolling interests represented the minority shareholders’ proportionate share of the net income recorded by our majority-owned subsidiaries.

Net Income Attributable to Bruker Corporation

Our net income for the six months ended June 30, 2016 was $38.1 million, or $0.23 per diluted share, compared to $28.4 million, or $0.17 per diluted share, for the comparable period in 2015. The increase was primarily caused by increased gross profit, operating profit improvements, a lower effective tax rate and the impact of our share repurchase program.

Segment Results

For financial reporting purposes, we aggregate the Bruker BioSpin, Bruker CALID and Bruker Nano operating segments into the Bruker Scientific Instruments (BSI) reportable segment, which represented approximately 93% of the Company’s revenues during the six months ended June 30, 2016. This aggregation reflects these operating segments’ similar economic characteristics, production processes, service offerings, types and classes of customers, methods of distribution and regulatory environments. Our BEST Segment is our other reportable segment and represents the remainder of our revenues.

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment (dollars in millions):

	Six Months Ended June 30,			Percentage
	2016	2015	Dollar Change	Change
BSI	$696.1	$693.7	$2.4	0.3%
BEST	55.7	58.3	(2.6)	(4.5)%
Eliminations (a)	(4.7)	(2.5)	(2.2)
	$747.1	$749.5	$(2.4)	(0.3)%

(a) Represents product and service revenue between reportable segments.

BSI Segment Revenues

BSI Segment revenue increased by $2.4 million, or 0.3%, to $696.1 million for the six months ended June 30, 2016, compared to $693.7 million for the six months ended June 30, 2015. Included in revenue was a decrease of approximately

$3.2 million from the impact of foreign currency caused by the strengthening of the U.S. Dollar primarily versus the British Pound, as well as other currencies, and an increase of approximately $17.2 million attributable to a recent acquisition in our Bruker Nano Group. Excluding the effects of foreign currency and our recent acquisition, organic revenue, a non-GAAP measure, decreased by $11.6 million, or 1.7%, with weaker sales in Europe and Japan driving the majority of the decrease.

The Bruker BioSpin Group revenues increased during the six months ended June 30, 2016 when compared to the six months ended June 30, 2015 due to increased sales associated with the fulfillment of significant prior year orders, increased pricing, and the recognition of revenues from the sale of the first shielded ultra-high field gigahertz nuclear magnetic resonance system and other ultra-high field systems.

The Bruker CALID Group revenues decreased during the six months ended June 30, 2016 when compared to the six months ended June 30, 2015 primarily due to delays in European academic funding and lower sales of our MALDI Biotyper in China and the U.S., partially offset by increases in sales of our Raman, near infrared and remote sensing products.

The Bruker Nano Group experienced a decrease in revenue, mainly caused by continued weaker demand within industrial markets and European academic funding delays during the six months ended June 30, 2016.

System revenue and aftermarket revenue as a percentage of total BSI Segment revenue were as follows (dollars in millions):

	Six Months Ended June 30,
	2016		2015
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System revenue	$501.5	72.0%	$510.2	73.5%
Aftermarket revenue	194.6	28.0%	183.5	26.5%
Total revenue	$696.1	100.0%	$693.7	100.0%

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

BEST Segment Revenues

BEST Segment revenue decreased $2.6 million, or 4.5%, to $55.7 million for the six months ended June 30, 2016, compared to $58.3 million for the comparable period in 2015. The decrease in revenue was primarily caused by the completion of certain large high margin customer projects in the comparable prior period.

System and wire revenue and aftermarket revenue as a percentage of total BEST Segment revenue were as follows (dollars in millions):

	Six Months Ended June 30,
	2016		2015
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System and wire revenue	$54.1	97.1%	$56.1	96.2%
Aftermarket revenue	1.6	2.9%	2.2	3.8%
Total revenue	$55.7	100.0%	$58.3	100.0%

System and wire revenue in the BEST Segment includes low and high temperature superconducting wire and superconducting devices, including magnets, linear accelerators and radio frequency cavities. Aftermarket revenues in the BEST Segment consist primarily of consumables sales.

Gross Profit and Operating Expenses

For the six months ended June 30, 2016, gross profit margin in the BSI Segment increased to 47.0% from 45.8% for the comparable period in 2015. The increase in gross margin percentage was caused primarily by operating cost improvements resulting from recent restructuring and outsourcing actions, the impact of pricing increases within the Bruker BioSpin Group and the impact of a recent acquisition within the Bruker Nano Group, offset by weakness in certain Bruker Nano and Bruker CALID Group market segments and delays in European academic funding.  BEST Segment gross margin decreased to 16.0% from 19.4% for the comparable period in 2015 caused by the completion of certain high margin orders in the comparable prior period.

In the six months ended June 30, 2016, selling, general and administrative expenses and research and development expenses in the BSI Segment decreased to $258.9 million, or 37.2% of segment revenue, from $260.3 million, or 37.5% of segment revenue. The decrease reflected the favorable impact of changes in foreign currency and recent operational improvement and restructuring actions. Selling, general and administrative expenses and research and development expenses in the BEST Segment increased to $7.6 million, or 13.6% of segment revenue, from $7.5 million, or 12.9% of segment revenue, for the comparable period in 2015. The increase as a percentage of revenue was primarily caused by the lower revenue levels for the six months ended June 30, 2016 as compared to the prior period.

Operating Income

The following table presents operating income and operating margins by reportable segment (dollars in millions):

	Six Months Ended June 30,
	2016		2015
	Operating Income	Percentage of Segment Revenue	Operating Income	Percentage of Segment Revenue
BSI	$51.9	7.5%	$42.4	6.1%
BEST	1.4	2.5%	3.6	6.2%
Corporate, eliminations and other (a)	1.1		0.8
Total operating income	$54.4	7.3%	$46.8	6.2%

(a) Represents corporate costs and eliminations not allocated to the reportable segments.

BSI Segment operating income for the six months ended June 30, 2016 was $51.9 million, resulting in an operating margin of 7.5%, compared to operating income of $42.4 million, resulting in an operating margin of 6.1%, for the comparable period in 2015. Operating income included $32.8 million and $31.6 million for the six months ended June 30, 2016 and 2015, respectively, of various charges for amortization of acquisition-related intangible assets and other acquisition-related costs, restructuring costs, and costs associated with our global IT transformation initiative.  Excluding these charges, non-GAAP operating margins were 12.2% and 10.7% for the six months ended June 30, 2016 and 2015, respectively. Our operating margins increased primarily due to the gross margin improvements noted above.

BEST Segment operating income for the six months ended June 30, 2016 was $1.4 million, resulting in an operating margin of 2.5%, compared to $3.6 million, resulting in an operating margin of 6.2%, for the comparable period in 2015. The decrease in operating margin was caused by the lower gross margin levels as noted above.

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

During the six months ended June 30, 2016, net cash used in operating activities was $4.1 million, resulting from consolidated net income adjusted for non-cash items of $82.9 million, offset by an increase in operating assets and liabilities, net of acquisitions and divestitures of $78.8 million. The increase in operating assets and liabilities, net of acquisitions and divestitures for the six months ended June 30, 2016 was primarily caused by an increase in inventory needed to fulfill orders in the second half of 2016, the timing of customer advances received and installation and acceptance of the systems, and tax payments, including withholding tax payments made in the first quarter of 2016 related to the Company’s 2015 European cash repatriation. These uses of cash were partially offset by a decrease in accounts receivable resulting from lower revenue levels, higher than normal collection of receivables in the fourth quarter of 2015 and improvements in collections and customer credit management practices.

During the six months ended June 30, 2015, net cash provided by operating activities was $25.5 million, resulting from consolidated net income adjusted for non-cash items of $70.7 million, partially offset by an increase in operating assets and liabilities, net of acquisitions and divestitures of $45.2 million. The increase in operating assets and liabilities, net of acquisitions and divestitures for the six months ended June 30, 2015 was primarily caused by an increase in inventory needed to fulfill orders in the second half of 2015, income tax payments made during the first half of the year, and an increase in non-income tax receivables.  These uses of cash were partially offset by a decrease in accounts receivable.  The decrease in accounts receivable was predominantly the result of lower revenue levels and improvements in collections and customer credit management practices.

During the six months ended June 30, 2016, net cash used in investing activities was $0.5 million, compared to net cash used in investing activities of $21.5 million during the six months ended June 30, 2015. Cash used in investing activities during the six months ended June 30, 2016 was primarily caused by purchases of property, plant and equipment, net of proceeds from the sale of property, plant and equipment, of $16.3 million offset by net maturities in short-term investments of $17.0 million.  Cash used in investing activities during the six months ended June 30, 2015 was caused by capital expenditures, net of $12.7 million and net purchases of short-term investments of $8.8 million.

During the six months ended June 30, 2016, net cash used in financing activities was $42.8 million, compared to net cash provided by financing activities of $1.1 million during the six months ended June 30, 2015. Net cash used in financing activities during the six months ended June 30, 2016 was primarily attributable to $117.6 million used for the repurchase of our common stock and $13.0 million used for the payment of dividends.  This was offset by $77.0 million of proceeds from borrowings under the 2015 Credit Agreement, as defined below, and $9.6 million of proceeds from the issuance of common stock in connection with stock option exercises.  Net cash provided by financing activities during the six months ended June 30, 2015 was primarily attributable to $17.2 million used for the repurchase of our common stock offset by $10.0 million of proceeds from borrowings under our revolving line of credit and $6.2 million of proceeds from the issuance of common stock in connection with stock option exercises.

In November 2015, our Board of Directors suspended the previously announced Anti-Dilutive Repurchase Program until January 1, 2017 and approved an additional share repurchase program (the “Repurchase Program”) under which repurchases of common stock up to $225.0 million may occur from time to time, in amounts, at prices, and at such times as we deem appropriate, subject to market conditions, legal requirements and other considerations. A total of 4,577,858 shares were repurchased at an aggregate cost of $117.6 million in the six months ended June 30, 2016 and 7,414,900 shares were repurchased at an aggregate cost of $182.6 million from the inception of the Repurchase Program through June 30, 2016. Any future repurchases will be funded by cash on hand, future cash flows from operations and available borrowings under the revolving credit facility.

Cash, cash equivalents and short-term investments at June 30, 2016 and December 31, 2015 totaled $420.4 million and $468.3 million, respectively, of which $389.1 million and $420.9 million, respectively, related to foreign cash and short-term investments, most significantly in the Netherlands and Switzerland.

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

At June 30, 2016, we had outstanding debt totaling $343.0 million, consisting of $240.0 million outstanding under the Note Purchase Agreement described below, $102.0 million outstanding under the revolving credit line component of the 2015 Credit Agreement described below and $1.9 million under capital lease obligations and other loans, offset by unamortized debt issuance costs under the Note Purchase Agreement of $0.9 million.  At December 31, 2015, we had outstanding debt totaling $265.8 million, consisting of $240.0 million outstanding under the Note Purchase Agreement, $25.0 million outstanding under the revolving credit line component of the prior credit agreement and $1.7 million under capital lease obligations and other loans, offset by unamortized debt issuance costs under the Note Purchase Agreement of $0.9 million.

The following is a summary of the maximum commitments and the net amounts available to us under the 2015 Credit Agreement and other lines of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand with interest payable monthly, at June 30, 2016 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Lines of Credit	Total Amount Available
2015 Credit Agreement	1.6%	$500.0	$102.0	$1.1	$396.9
Other lines of credit	—	238.0	—	129.2	108.8
Total revolving lines of credit		$738.0	$102.0	$130.3	$505.7

On October 27, 2015, we entered into a revolving credit agreement, referred to as the 2015 Credit Agreement, and terminated the prior credit agreement.  The 2015 Credit Agreement provides a maximum commitment on the revolving credit line of $500.0 million and a maturity date of October 2020.  Borrowings under the revolving credit line of the 2015 Credit Agreement accrue interest, at the Company’s option, at either (a) the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) adjusted LIBOR plus 1.00%, plus margins ranging from 0.00% to 0.30% or (b) LIBOR, plus margins ranging from 0.90% to 1.30%. There is also a facility fee ranging from 0.10% to 0.20%.

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

•                  $20.0 million 3.16% Series 2012A Senior Notes, Tranche A, due January 18, 2017;

•                  $15.0 million 3.74% Series 2012A Senior Notes, Tranche B, due January 18, 2019;

•                  $105.0 million 4.31% Series 2012A Senior Notes, Tranche C, due January 18, 2022; and

•                  $100.0 million 4.46% Series 2012A Senior Notes, Tranche D, due January 18, 2024.

As of June 30, 2016, we were in compliance with the covenants, as defined by both the 2015 Credit Agreement and the Note Purchase Agreement, as our leverage ratio was 1.3 and our interest coverage ratio was 15.2.

As of June 30, 2016, we had approximately $3.0 million of net operating loss carryforwards available to reduce state taxable income; approximately $43.1 million of net operating losses available to reduce German federal income and trade taxes that are carried forward indefinitely; and $47.0 million of other foreign net operating losses that are expected to expire at various times beginning in 2018. We also had U.S. federal tax credits of approximately $27.8 million that expire at various dates available to offset future tax liabilities, which include research and development tax credits of $14.0 million expiring at various times through 2035, foreign tax credits of $13.8 million expiring at various times through 2024, and state research and development tax credits of $7.1 million. Utilization of these credits and state net operating losses may be subject to annual limitations due to the ownership percentage change limitations provided by the Internal Revenue Code Section 382 and similar state provisions. In the event of a deemed change in control under Internal Revenue Code Section 382, an annual limitation on the utilization of net operating losses and credits may result in the expiration of all or a portion of the net operating loss and credit carryforwards.

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

Changes in foreign currency translation rates decreased our revenue by 0.4% for the six months ended June 30, 2016 and decreased our revenue by approximately 11.3% for the six months ended June 30, 2015.

Assets and liabilities of our foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using period-end exchange rates. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a separate component of shareholders’ equity.  For the six months ended June 30, 2016 and 2015, we recorded net gains (losses) from currency translation adjustments of $15.0 million and $(37.1) million, respectively. Gains and losses resulting from foreign currency transactions are reported in interest and other income (expense), net in the unaudited condensed consolidated statements of income and comprehensive income. Our foreign exchange losses, net were $1.6 million and $3.3 million for the six months ended June 30, 2016 and 2015, respectively.

From time to time, we have entered into foreign exchange contracts designed to minimize the volatility that fluctuations in foreign currency have on our cash flows related to purchases and sales denominated in foreign currencies. Under these arrangements, we agree to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates typically with maturities of less than twelve months. These transactions are recorded at fair value with the corresponding gains and losses recorded in interest and other income (expense), net in the unaudited condensed consolidated statements of income and comprehensive income. At June 30, 2016 and December 31, 2015, we had foreign exchange contracts with notional amounts aggregating $46.1 million and $36.2 million, respectively. We will continue to evaluate our currency risks and in the future may utilize foreign currency contracts more frequently.

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

Impact of Commodity Prices

We are exposed to certain commodity risks associated with prices for various raw materials. The prices of copper and certain other raw materials, particularly niobium tin, used to manufacture superconductors have increased significantly over the last decade. Copper and niobium tin are the main components of low temperature superconductors and continued commodity price increases for copper and niobium as well as other raw materials may negatively affect our profitability. Periodically, we enter into commodity forward purchase contracts to minimize the volatility that fluctuations in the price of copper have on our sales of these products. At June 30, 2016 and December 31, 2015, we had fixed price commodity contracts with notional amounts aggregating $0.9 million and $2.0 million, respectively. We will continue to evaluate our commodity risks and may utilize commodity forward purchase contracts more frequently in the future.

Inflation

We do not believe inflation had a material impact on our business or operating results during any of the periods presented.

ITEM 4.	CONTROLS AND PROCEDURES

We have established disclosure controls and procedures that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) by others within our organization. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2016.  Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2016 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company understands that the Korea Fair Trade Commission (“KFTC”) is conducting an investigation into improper bidding by Bruker Korea Co., Ltd. and several other companies in connection with bids for sales of X-ray systems in 2010 and 2012. Three of the bids under investigation involved Bruker Korea. We are cooperating fully with the KFTC regarding this matter. The potential range of penalties which may arise as a result of any proceedings which may be brought by the KFTC or other Korean government agencies against the Company or its subsidiaries operating in Korea involving this matter could include the imposition of a civil and/or criminal fine and a suspension of all or a portion of the Company’s operations from bidding for or conducting sales to Korean governmental agencies for a period of time.  At this time we cannot reasonably assess the timing or outcome of these matters or their effect, if any, on our business or results of operations.  Sales to customers in Korea were approximately 2% of our revenue for the year ended December 31, 2015.

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

The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the second quarter of 2016.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares (or approximate dollar value) that May Yet Be Purchased Under the Plans or Programs (3)
April 1 - April 30, 2016	1,050,000	$28.85	1,050,000	$46,554,257
May 1 - May 31, 2016	152,170	28.07	150,000	42,341,627
June 1 - June 30, 2016	4,174	23.95	—	42,341,627
	1,206,344	$28.74	1,200,000

(1)         Includes (i) shares repurchased under a $225.0 million share repurchase program approved by the Board of Directors and announced on November 13, 2015 (the “Repurchase Program”), under which repurchases of common stock may occur from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, legal requirements and other considerations, (ii) 2,170 shares surrendered by participants under our long-term incentive plans to pay taxes upon vesting of restricted stock awards, and (iii) 4,174 shares purchased by Frank H. Laukien, the Company’s Chief Executive Officer and Chairman of the Board of Directors, which was previously disclosed on a Form 4 filed with the SEC on June 15, 2016.

(2)         Represents shares repurchased under the Repurchase Program.

(3)         The Repurchase Program authorizes purchases of up to $225.0 million of the Company’s common stock over a two-year period commencing November 12, 2015.  As of June 30, 2016, approximately $182.6 million of common shares have been repurchased. The Repurchase Program expires November 11, 2017 and can be suspended, modified or terminated at any time without prior notice.   The Company had previously announced on May 20, 2015 a program approved by the Board of Directors (the “Anti-Dilutive Repurchase Program”) under which repurchases were authorized in an amount intended to approximately offset, on an annual basis, the dilutive effect of shares that are or may be issued pursuant to stock option and restricted stock awards under our long-term incentive plans. The Anti-Dilutive Repurchase Program was suspended until January 1, 2017 upon the approval of the Repurchase Program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1	Bruker Corporation 2016 Incentive Compensation Plan Form of Incentive Stock Option Award Agreement(1)
10.2	Bruker Corporation 2016 Incentive Compensation Plan Form of Non-Qualified Stock Option Award Agreement(1)
10.3	Bruker Corporation 2016 Incentive Compensation Plan Form of Restricted Stock Unit Award Agreement(1)
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)
101

The following materials from the Bruker Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income, (ii) the Unaudited Condensed Consolidated Balance Sheets, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows and (iv) Notes to the Unaudited Condensed Consolidated Financial Statements(1)

(1)         Filed herewith.

(2)         Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUKER CORPORATION

Date: August 5, 2016	By:	/s/ FRANK H. LAUKIEN, PH.D.
Frank H. Laukien, Ph.D.
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 5, 2016	By:	/s/ ANTHONY L. MATTACCHIONE
Anthony L. Mattacchione
Chief Financial Officer and Senior Vice President
(Principal Financial Officer)