Form 10-Q
period 2016-09-30
BRUKER CORP
filed 2016-11-09
CIK 1109354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2016
Common Stock, $0.01 par value per share	160,403,524 shares

BRUKER CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2016

PART I                FINANCIAL INFORMATION

ITEM 1.              UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$278.7	$267.1
Short-term investments	162.8	201.2
Accounts receivable, net	223.6	234.7
Inventories	483.1	422.0
Other current assets	118.5	106.5
Total current assets	1,266.7	1,231.5

Property, plant and equipment, net	239.4	231.1
Intangibles, net and other long-term assets	291.8	267.4
Total assets	$1,797.9	$1,730.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$20.2	$0.6
Accounts payable	93.3	72.1
Customer advances	148.2	178.3
Other current liabilities	290.9	303.5
Total current liabilities	552.6	554.5

Long-term debt	344.7	265.2
Other long-term liabilities	199.7	177.4

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock, $0.01 par value 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value 260,000,000 shares authorized, 170,457,222 and 169,644,644 shares issued and 160,402,832 and 165,354,180 shares outstanding at September 30, 2016 and December 31, 2015, respectively	1.7	1.7
Treasury stock, at cost, 10,054,390 and 4,290,527 shares at September 30, 2016 and December 31, 2015, respectively	(234.9)	(90.9)
Accumulated other comprehensive loss	(15.4)	(44.2)
Other shareholders’ equity	942.5	859.5
Total shareholders’ equity attributable to Bruker Corporation	693.9	726.1
Noncontrolling interest in consolidated subsidiaries	7.0	6.8
Total shareholders’ equity	700.9	732.9

Total liabilities and shareholders’ equity	$1,797.9	$1,730.0

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Product revenue	$328.2	$334.6	$946.1	$968.8
Service revenue	62.3	58.8	186.5	171.1
Other revenue	3.4	2.7	8.4	5.7
Total revenue	393.9	396.1	1,141.0	1,145.6

Cost of product revenue	172.2	193.1	504.7	545.8
Cost of service revenue	35.4	34.8	110.8	101.7
Cost of other revenue	1.1	0.7	3.4	1.0
Total cost of revenue	208.7	228.6	618.9	648.5
Gross profit	185.2	167.5	522.1	497.1

Operating expenses:
Selling, general and administrative	96.8	96.1	290.4	289.2
Research and development	37.9	34.3	110.8	109.0
Other charges, net	4.6	8.9	20.6	23.9
Total operating expenses	139.3	139.3	421.8	422.1
Operating income	45.9	28.2	100.3	75.0

Interest and other income (expense), net	(2.9)	(4.6)	(11.1)	(14.3)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	43.0	23.6	89.2	60.7
Income tax (benefit) provision	(4.0)	10.7	3.8	17.8
Consolidated net income	47.0	12.9	85.4	42.9
Net income attributable to noncontrolling interest in consolidated subsidiaries	0.5	1.1	0.8	2.7
Net income attributable to Bruker Corporation	$46.5	$11.8	$84.6	$40.2

Net income per common share attributable to Bruker Corporation shareholders:
Basic and diluted	$0.29	$0.07	$0.52	$0.24

Weighted average common shares outstanding:
Basic	160.8	167.8	161.8	168.2
Diluted	161.5	168.7	162.7	169.1

Comprehensive income	$60.3	$5.0	$114.3	$6.7
Less: Comprehensive income attributable to noncontrolling interests	0.6	1.2	$0.9	2.4
Comprehensive income attributable to Bruker Corporation	$59.7	$3.8	$113.4	$4.3

Dividend declared	$0.04	$—	$0.12	$—

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Consolidated net income	$85.4	$42.9
Adjustments to reconcile consolidated net income to cash flows from operating activities:
Depreciation and amortization	40.4	40.0
Write-down of demonstration inventories to net realizable value	12.5	15.0
Stock-based compensation expense	6.8	5.8
Deferred income taxes	(32.1)	(1.1)
Loss on disposal of product line	—	0.2
Other non-cash expenses, net	12.7	9.5
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	15.4	37.7
Inventories	(73.4)	(40.7)
Accounts payable and accrued expenses	(11.5)	4.8
Income taxes payable, net	(19.8)	(4.5)
Deferred revenue	3.0	(1.2)
Customer advances	(6.5)	(9.7)
Other changes in operating assets and liabilities, net	7.1	(19.1)
Net cash provided by operating activities	40.0	79.6

Cash flows from investing activities:
Purchases of short-term investments	(77.6)	(78.0)
Maturities of short-term investments	122.4	41.3
Cash paid for acquisitions, net of cash acquired	(1.2)	—
Purchases of property, plant and equipment	(26.0)	(22.8)
Proceeds from sales of property, plant and equipment	0.9	0.7
Net cash provided by (used in) investing activities	18.5	(58.8)

Cash flows from financing activities:
Proceeds from revolving lines of credit	99.0	17.0
Proceeds (repayment) of other debt, net	0.1	(0.4)
Proceeds from issuance of common stock, net	10.2	7.0
Payment of contingent consideration	—	(3.0)
Repurchase of common stock	(143.5)	(24.9)
Changes in restricted cash	0.6	1.4
Payment of dividends	(19.4)	—
Cash payments to noncontrolling interest	(0.7)	(0.5)
Excess tax benefits related to stock option awards	0.3	2.2
Net cash used in financing activities	(53.4)	(1.2)
Effect of exchange rate changes on cash and cash equivalents	6.5	(8.1)
Net change in cash and cash equivalents	11.6	11.5
Cash and cash equivalents at beginning of period	267.1	319.5
Cash and cash equivalents at end of period	$278.7	$331.0

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

The Company has two reportable segments, Bruker Scientific Instruments (BSI), which represented approximately 92% of the Company’s revenues during the three months ended September 30, 2016 and 93% of the Company’s revenues during the nine months ended September 30, 2016, and Bruker Energy & Supercon Technologies (BEST), which represented the remainder of the Company’s revenues.  Within BSI, the Company is organized into three operating segments: the Bruker BioSpin Group, the Bruker CALID Group and the Bruker Nano Group. For financial reporting purposes, the Bruker BioSpin, Bruker CALID and Bruker Nano operating segments are aggregated into the BSI reportable segment because each has similar economic characteristics, production processes, service offerings, types and classes of customers, methods of distribution and regulatory environments.

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

The unaudited condensed consolidated financial statements represent the consolidated accounts of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements as of September 30, 2016 and December 31, 2015, and for the three and nine months ended

September 30, 2016 and 2015, have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial information presented herein does not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of the results expected for any other interim period or the full year. Upon adoption of Accounting Standards Update 2015-03, the deferred financing costs related to the Company’s senior note obligations were reclassified as of December 31, 2015 to conform to the current year presentation and had no effect on previously reported net income or cash flows. See Note 7 for additional information regarding the Company’s senior note obligations.

At September 30, 2016, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, have not changed.

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

The Company recorded stock-based compensation expense as follows in the unaudited condensed consolidated statements of income and comprehensive income (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options	$2.1	$2.0	$5.6	$5.3
Restricted stock awards	0.4	0.2	1.2	0.5
Restricted stock units	—	—	—	—
Total stock-based compensation	$2.5	$2.2	$6.8	$5.8

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Costs of product revenue	$0.4	$0.4	$1.0	$0.9
Selling, general and administrative	1.7	1.4	4.8	4.0
Research and development	0.4	0.4	1.0	0.9
Total stock-based compensation	$2.5	$2.2	$6.8	$5.8

Stock-based compensation expense is recognized on a straight-line basis over the underlying requisite service period of the stock-based award.

Stock options to purchase the Company’s common stock are periodically awarded to executive officers and other employees of the Company subject to a vesting period of three to five years. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Assumptions for the nine months ended September 30, 2016 and 2015 regarding volatility, expected life, dividend yield and risk-free interest rates are required for the Black-Scholes model and are presented in the table below:

	2016	2015
Risk-free interest rates	1.23% - 2.05%	1.58% - 1.89%
Expected life	5.75 - 7.02 years	6.0 - 6.25 years
Volatility	33.57% - 41.60%	36.09% - 52.23%
Expected dividend yield	0.0% - 0.73%	0.0%

Stock option activity for the nine months ended September 30, 2016 was as follows:

	Shares Subject to Options	Weighted Average Option Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value (in millions) (b)
Outstanding at December 31, 2015	4,637,279	$16.72
Granted	254,042	24.66
Exercised	(799,410)	13.36
Forfeited	(163,037)	18.99
Outstanding at September 30, 2016	3,928,874	$17.82	6.5	$19.5

Exercisable at September 30, 2016	2,370,900	$15.92	5.3	$16.0

Exercisable and expected to vest at September 30, 2016 (a)	3,831,345	$17.75	6.4	$19.3

(a)         In addition to the options that are vested at September 30, 2016, the Company expects a portion of the unvested options to vest in the future. Options expected to vest in the future are determined by applying an estimated forfeiture rate to the options that are unvested as of September 30, 2016.

(b)         The aggregate intrinsic value is based on the positive difference between the fair value of the Company’s common stock price of $22.65 on September 30, 2016, or the date of exercises, as appropriate, and the exercise price of the underlying stock options.

The weighted average fair value of options granted was $9.67 and $7.82 per share for the nine months ended September 30, 2016 and 2015, respectively.

The total intrinsic value of options exercised was $10.4 million and $5.1 million for the nine months ended September 30, 2016 and 2015, respectively.

Restricted stock award activity for the nine months ended September 30, 2016 was as follows:

	Shares Subject to Restriction	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	243,150	$18.58
Granted	13,105	24.80
Vested	(81,024)	17.87
Forfeited	(1,375)	16.57
Outstanding at September 30, 2016	173,856	$19.39

The total fair value of restricted stock vested was $1.4 million and $1.0 million for the each of the nine months ended September 30, 2016 and 2015, respectively.

Restricted stock unit activity for the nine months ended September 30, 2016 was as follows:

	Shares Subject to Restriction	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	—	$—
Granted	8,427	25.95
Outstanding at September 30, 2016	8,427	$25.95

No restricted stock units vested in the nine months ended September 30, 2016.

At September 30, 2016, the Company expects to recognize pre-tax stock-based compensation expense of $11.6 million associated with outstanding stock option awards granted under the Company’s stock plans over the weighted average remaining service period of 2.25 years. The Company expects to recognize additional pre-tax stock-based compensation expense of $2.9 million associated with outstanding restricted stock awards granted under the Company’s stock plans over the weighted average remaining service period of 2.34 years. The Company also expects to recognize additional pre-tax stock-based compensation expense of $0.2 million associated with outstanding restricted stock units granted under the 2016 Plan over the weighted average remaining service period of 3.68 years.

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

The following table sets forth the computation of basic and diluted weighted average shares outstanding and net income per common share attributable to Bruker Corporation shareholders (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income attributable to Bruker Corporation, as reported	$46.5	$11.8	$84.6	$40.2

Weighted average shares outstanding:
Weighted average shares outstanding-basic	160.8	167.8	161.8	168.2
Effect of dilutive securities:
Stock options and restricted stock	0.7	0.9	0.9	0.9
	161.5	168.7	162.7	169.1

Net income per common share attributable to Bruker Corporation shareholders:
Basic and diluted	$0.29	$0.07	$0.52	$0.24

Stock options to purchase approximately 2.4 million shares and 2.3 million shares were excluded from the computation of diluted earnings per share in the three months ended September 30, 2016 and 2015, respectively, as their effect would have been anti-dilutive.   Approximately 1.9 million shares and 2.3 million shares were excluded from the computation of diluted earnings per share in the nine months ended September 30, 2016 and 2015, respectively.

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

The following tables set forth the Company’s financial instruments that are measured at fair value on a recurring basis and presents them within the fair value hierarchy using the lowest level of input that is significant to the fair value measurement at September 30, 2016 and December 31, 2015 (in millions):

September 30, 2016	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$0.2	$—	$0.2	$—
Embedded derivatives in purchase and delivery contracts	0.1	—	0.1	—
Total assets recorded at fair value	$0.3	$—	$0.3	$—

Liabilities:
Contingent consideration	$12.8	$—	$—	$12.8
Foreign exchange contracts	0.2	—	0.2	—
Embedded derivatives in purchase and delivery contracts	0.1	—	0.1	—
Fixed price commodity contracts	0.2	—	0.2	—
Total liabilities recorded at fair value	$13.3	$—	$0.5	$12.8

December 31, 2015	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Embedded derivatives in purchase and delivery contracts	$0.5	$—	$0.5	$—
Total assets recorded at fair value	$0.5	$—	$0.5	$—

Liabilities:
Contingent consideration	$4.6	$—	$—	$4.6
Foreign exchange contracts	1.3	—	1.3	—
Embedded derivatives in purchase and delivery contracts	0.5	—	0.5	—
Fixed price commodity contracts	0.4	—	0.4	—
Total liabilities recorded at fair value	$6.8	$—	$2.2	$4.6

The Company’s financial instruments consist primarily of short-term investments, restricted cash, derivative instruments consisting of foreign exchange contracts, commodity contracts, derivatives embedded in certain purchase and sale contracts, accounts receivable, short-term borrowings, accounts payable, contingent consideration and long-term debt. The carrying amounts of the Company’s short-term investments, restricted cash, accounts receivable, short-term borrowings and accounts payable approximate fair value due to their short-term nature. Derivative assets and liabilities are measured at fair value on a recurring basis. The Company’s long-term debt consists principally of a private placement arrangement entered into in 2012 with various fixed interest rates based on the maturity date.  The fair value of the long-term fixed interest rate debt, which has been classified as Level 2, was $260.3 million and $252.1 million at September 30, 2016 and December 31, 2015, respectively, based on market and observable sources with similar maturity dates.

Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities and did not elect the fair value option for any financial assets or liabilities which originated during the three or nine months ended September 30, 2016 or 2015.

As part of certain historical acquisitions, the Company recorded contingent consideration liabilities that have been classified as Level 3 in the fair value hierarchy. The contingent consideration represents the estimated fair value of future payments to the former shareholders of applicable acquired companies based on achieving annual revenue and gross margin targets in certain years as specified in the purchase and sale agreements. The Company initially values contingent consideration using a Monte Carlo simulation which models future revenue and costs of goods sold projections and discounts the average results to present value. For the nine months ended September 30, 2016, additional contingent consideration of $7.7 million was recognized in earnings related to a recent acquisition within the Bruker Nano Group based upon an increase in forecasted revenue levels for the acquired business for the remainder of 2016 and was recorded within other charges, net in the unaudited condensed consolidated statements of income and comprehensive income.

The following table sets forth the changes in contingent consideration liabilities for the nine months ended September 30, 2016 (in millions):

Balance at December 31, 2015	$4.6
Current period additions	0.5
Current period adjustments	7.7
Balance at September 30, 2016	$12.8

For the three and nine months ended September 30, 2015, the changes to the fair value of the contingent consideration recognized in earnings was $0.0 million and $(3.0) million, respectively, and was recorded within other charges, net in the unaudited condensed consolidated statements of income and comprehensive income.

The Company enters into time deposits with varying maturity dates ranging from one to twelve months, as well as call deposits for which the Company has the ability to redeem the invested amounts over a period of 31 to 95 days.  The Company has classified these investments within cash and cash equivalents or short-term investments within the unaudited condensed consolidated balance sheets based on the call and maturity dates.  As of September 30, 2016 none were classified as cash equivalents outstanding and $162.8 million were classified as short-term investments.

Short-term investments are classified as available-for-sale and are reported at fair value, with unrealized gains (losses) excluded from earnings and reported, net of tax, in accumulated other comprehensive income (loss) within the accompanying unaudited condensed consolidated balance sheets. There were no unrealized gains (losses) recorded during the three or nine months ended September 30, 2016 and 2015. On a quarterly basis, the Company reviews its short-term investments to determine if there have been any events that could create an impairment.  None were noted for the three or nine months ended September 30, 2016 and 2015.

5.              Inventories

Inventories consisted of the following (in millions):

	September 30,	December 31,
	2016	2015
Raw materials	$156.5	$158.8
Work-in-process	189.9	131.1
Finished goods	99.1	93.3
Demonstration units	37.6	38.8
Inventories	$483.1	$422.0

Finished goods include in-transit systems that have been shipped to the Company’s customers, but not yet installed and accepted by the customer. As of September 30, 2016 and December 31, 2015, inventory-in-transit was $40.6 million and $44.7 million, respectively.

The Company reduces the carrying value of its demonstration inventories for differences between its cost and estimated net realizable value through a charge to cost of product revenue that is based on a number of factors, including the age of the unit, the physical condition of the unit and an assessment of technological obsolescence. Amounts recorded in Cost of Revenue related to the write-down of demonstration units to net realizable value were $4.0 million and $5.1 million for the three months ended September 30, 2016 and 2015, respectively, and $12.5 million and $15.0 million for the nine months ended September 30, 2016 and 2015, respectively.

6.              Goodwill and Other Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for the nine months ended September 30, 2016 (in millions):

Balance at December 31, 2015	$130.6
Foreign currency effect	0.8
Balance at September 30, 2016	$131.4

The following is a summary of intangible assets (in millions):

	September 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology and related patents	$156.8	$(109.1)	$47.7	$154.5	$(95.5)	$59.0
Customer relationships	18.4	(7.5)	10.9	18.4	(5.9)	12.5
Non compete contracts	1.8	(1.0)	0.8	1.8	(0.6)	1.2
Trade names	1.6	(0.3)	1.3	1.6	(0.2)	1.4
Intangible assets subject to amortization	178.6	(117.9)	60.7	176.3	(102.2)	74.1
In-process research and development	—	—	—	0.6	—	0.6
Intangible assets	$178.6	$(117.9)	$60.7	$176.9	$(102.2)	$74.7

For the three months ended September 30, 2016 and 2015, the Company recorded amortization expense of $5.4 million and $5.1 million, respectively, related to intangible assets subject to amortization.  For the nine months ended September 30, 2016 and 2015, the Company recorded amortization expense of $16.2 million and $15.5 million, respectively, related to intangible assets subject to amortization.

7.              Debt

The Company’s debt obligations as of September 30, 2016 and December 31, 2015 consisted of the following (in millions):

	September 30,	December 31,
	2016	2015
US Dollar revolving loan under the 2015 Credit Agreement	$124.0	$25.0
US Dollar notes under the Note Purchase Agreement	240.0	240.0
Unamortized debt issuance costs under the Note Purchase Agreement	(0.8)	(0.9)
Capital lease obligations and other loans	1.7	1.7
Total debt	364.9	265.8
Current portion of long-term debt	(20.2)	(0.6)
Total long-term debt, less current portion	$344.7	$265.2

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

As of September 30, 2016, the Company was in compliance with the covenants of the 2015 Credit Agreement. The Company’s leverage ratio (as defined in the 2015 Credit Agreement) was 1.4 and interest coverage ratio (as defined in the 2015 Credit Agreement) was 15.7.

The following is a summary of the maximum commitments and the net amounts available to the Company under the 2015 Credit Agreement and other lines of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand with interest payable monthly, at September 30, 2016 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Lines of Credit	Total Amount Available
2015 Credit Agreement	1.8%	$500.0	$124.0	$1.1	$374.9
Other lines of credit	—	237.6	—	129.8	107.8
Total revolving lines of credit		$737.6	$124.0	$130.9	$482.7

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

As of September 30, 2016, the Company was in compliance with the covenants of the Note Purchase Agreement.  The Company’s leverage ratio (as defined in the Note Purchase Agreement) was 1.4 and interest coverage ratio (as defined in the Note Purchase Agreement) was 15.7.

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amends the existing guidance to require that debt issuance costs be presented in the unaudited condensed consolidated balance sheet as a reduction from the carrying amount of the related debt liability instead of as an other asset. The Company adopted ASU 2015-03 on a retrospective basis for the nine months ended September 30, 2016.  As of September 30, 2016 and December 31, 2015, there were $0.8 million and $0.9 million, respectively, in debt issuance costs recorded as a reduction in the carrying value of the related debt liability under the Note Purchase Agreement.  The $0.8 million in debt issuance costs as of September 30, 2016 will be amortized over the remaining term of the Note Purchase Agreement. The retrospective adoption resulted in $0.9 million of debt issuance costs being reclassified from other current assets and other non-current assets to a reduction of the carrying value of long-term debt as of December 31, 2015. The Company also adopted ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, and elected not to reclassify the debt issuance costs related to line-of-credit arrangements for the 2015 Credit Agreement.

8.              Derivative Instruments and Hedging Activities

Interest Rate Risks

The Company’s exposure to interest rate risk relates primarily to outstanding variable rate debt and adverse movements in the related short-term market rates. The most significant component of the Company’s interest rate risk relates to amounts outstanding under the 2015 Credit Agreement, which totaled $124.0 million at September 30, 2016. The Company currently has a higher level of fixed rate debt than variable rate debt, which limits the exposure to adverse movements in interest rates.

Foreign Exchange Rate Risk Management

The Company generates a substantial portion of its revenues and expenses in international markets, principally Germany and other countries in the European Union, Switzerland and Japan, which subjects its operations to the impact of exchange rate fluctuations. The impact of currency exchange rate movement can be positive or negative in any period. The Company periodically enters into foreign exchange contracts in order to minimize the volatility that fluctuations in foreign currency have on its monetary transactions. Under these arrangements, the Company typically agrees to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates with maturities of less than twelve months. These transactions do not qualify for hedge accounting and, accordingly, the instrument is recorded at fair value with the corresponding gains and losses recorded in the unaudited condensed consolidated statements of income and comprehensive income. The Company had the following notional amounts outstanding under foreign exchange contracts at September 30, 2016 and December 31, 2015 (in millions):

Buy	Notional Amount in Buy Currency	Sell	Maturity	Notional Amount in U.S. Dollars	Fair Value of Assets	Fair Value of Liabilities
September 30, 2016:
Euro	19.9	U.S. Dollars	October 2016	$22.2	$0.2	$—

Swiss Francs	6.4	U.S. Dollars	October 2016	6.6	—	—

U.S. Dollars	6.0	Israel Shekel	October 2016	6.0	—	0.2

Israel Shekel	7.5	U.S. Dollars	October 2016	2.0	—	—

Euro	1.4	Polish Zloty	January 2017	1.5	—	—
				$38.3	$0.2	$0.2

December 31, 2015:
Euro	21.1	U.S. Dollars	January 2016	$24.2	$—	$1.2

Swiss Francs	5.9	U.S. Dollars	April 2016	6.0	—	0.1

U.S. Dollars	6.0	Israel Shekel	April 2016	6.0	—	—
				$36.2	$—	$1.3

In addition, the Company periodically enters into purchase and sales contracts denominated in currencies other than the functional currency of the parties to the transaction. The Company accounts for these transactions by separately valuing the “embedded derivative” component of these contracts. Contracts denominated in currencies other than the functional currency of the transacting parties amounted to $59.8 million for the delivery of products and $2.8 million for the purchase of products at September 30, 2016 and $59.0 million for the delivery of products and $4.1 million for the purchase of products at December 31, 2015. The changes in the fair value of these embedded derivatives are recorded as foreign currency exchange gains/losses within interest and other income (expense), net in the unaudited condensed consolidated statements of income and comprehensive income.

Commodity Price Risk Management

The Company has an arrangement with a customer under which it has a firm commitment to deliver copper based superconductors at a fixed price. In order to minimize the volatility that fluctuations in the price of copper have on the Company’s sales of these superconductors, the Company enters into commodity hedge contracts. At September 30, 2016 and December 31, 2015, the Company had fixed price commodity contracts with notional amounts aggregating $3.3 million and $2.0 million, respectively. The changes in the fair value of these commodity contracts are recorded within interest and other income (expense), net in the unaudited condensed consolidated statements of income and comprehensive income.

The fair value of the derivative instruments described above is recorded in the unaudited condensed consolidated balance sheets for the periods as follows (in millions):

		September 30,	December 31,
	Balance Sheet Location	2016	2015
Derivative assets:
Foreign exchange contracts	Other current assets	$0.2	$—
Embedded derivatives in purchase and delivery contracts	Other current assets	0.1	0.5

Derivative liabilities:
Foreign exchange contracts	Other current liabilities	$0.2	$1.3
Embedded derivatives in purchase and delivery contracts	Other current liabilities	0.1	0.5
Fixed price commodity contracts	Other current liabilities	0.2	0.4

The impact on net income of unrealized gains and losses resulting from changes in the fair value of derivative instruments not designated as hedging instruments are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Foreign exchange contracts	$0.7	$(2.2)	$1.3	$5.8
Embedded derivatives in purchase and delivery contracts	0.3	(0.4)	—	(0.2)
Fixed price commodity contracts	—	(0.1)	0.2	(0.2)
Other income (expense), net	$1.0	$(2.7)	$1.5	$5.4

The amounts related to derivative instruments not designated as hedging instruments are recorded within interest and other income (expense), net in the unaudited condensed consolidated statements of income and comprehensive income.

9.              (Benefit) Provision for Income Taxes

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

The income tax (benefit) provision for the three months ended September 30, 2016 and 2015 was $(4.0) million and $10.7 million, respectively, representing effective tax rates of (9.3)% and 45.3%, respectively.  The income tax provision for the nine months ended September 30, 2016 and 2015 was $3.8 million and $17.8 million, respectively, representing effective tax rates of 4.3% and 29.3%, respectively. The decrease in our effective tax rate for the three months ended September 30, 2016, compared to the same period in 2015, was primarily caused by the release of valuation allowances. The decrease in our effective tax rate for the nine months ended September 30, 2016, compared to the same period in 2015, was primarily caused by the recognition of previously unrecognized tax benefits due to the closure of certain tax audits, release of valuation allowances and changes in the expected mix of earnings among tax jurisdictions. The Company’s effective tax rate may change over time as the amount or mix of income and taxes changes among the jurisdictions in which the Company is subject to tax.

As of September 30, 2016 and December 31, 2015, the Company has unrecognized tax benefits, excluding penalties and interest, of approximately $7.3 million and $26.9 million, respectively, of which $6.4 million and $13.0 million, if recognized, would result in a reduction of the Company’s effective tax rate. The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes. As of September 30, 2016 and December 31, 2015, approximately $0.7 million and $4.7 million, respectively, of accrued interest and penalties related to uncertain tax positions was included in other long-term liabilities on the unaudited condensed consolidated balance sheets. Penalties and interest related to unrecognized tax benefits of $0.9 million and $0.0 million were recorded in the provision for income taxes during the three months ended September 30, 2016 and 2015, respectively, and $1.5 million and $1.1 million during the nine months ended September 30, 2016 and 2015, respectively.

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

10.       Commitments and Contingencies

Legal

Lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. The Company believes the outcome of these proceedings, individually and in the aggregate, will not have a material impact on the Company’s financial position or results of operations. As of September 30, 2016 and December 31, 2015, accruals recorded for such potential contingencies were immaterial to the unaudited condensed consolidated financial statements.

The Korea Fair Trade Commission (“KFTC”) has conducted an investigation into improper bidding by Bruker Korea Co., Ltd. and several other companies in connection with bids for sales of X-ray systems in 2010 and 2012. Three of the bids under investigation involved Bruker Korea. The Company cooperated fully with the KFTC regarding this matter. In September 2016, the KFTC fined Bruker Korea approximately $15,000 and referred the matter for criminal prosecution. The potential range of penalties which may arise as a result of any criminal or other proceedings which may be brought by other Korean government agencies against the Company or its subsidiaries operating in Korea involving this matter could include the imposition of a criminal fine and a suspension of all or a portion of the Company’s operations from bidding for or conducting sales to Korean governmental agencies for a period of time.  At this time the Company cannot reasonably assess the timing or outcome of these matters or their effect, if any, on the Company’s business or results of operations.  Sales to customers in Korea were approximately 2% of the Company’s revenue for the year ended December 31, 2015.

Letters of Credit and Guarantees

At September 30, 2016 and December 31, 2015, the Company had bank guarantees of $130.9 million and $137.7 million,

respectively, related primarily to customer advances. These arrangements guarantee the refund of advance payments received from customers in the event that the merchandise is not delivered or warranty obligations are not fulfilled in compliance with the terms of the contract. These guarantees affect the availability of the Company’s lines of credit.

11.       Shareholders’ Equity

Share Repurchase Program

In November 2015, the Company’s Board of Directors suspended the Company’s previously announced Anti-Dilutive Repurchase Program until January 1, 2017 and approved an additional share repurchase program (the “Repurchase Program”) under which repurchases of common stock up to $225.0 million may occur from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, legal requirements and other considerations. A total of 1,163,751 shares were repurchased at an aggregate cost of $25.9 million in the three months ended September 30, 2016 and 5,741,609 shares were repurchased at an aggregate cost of $143.5 million in the nine months ended September 30, 2016.  Since inception of the Repurchase Program through September 30, 2016, 8,578,651 shares were repurchased at an aggregate cost of $208.5 million. The remaining authorization under the Repurchase Program is $16.5 million.  Any future repurchases will be funded from cash on hand, future cash flows from operations and available borrowings under the revolving credit facility.

The repurchased shares are reflected within Treasury stock in the accompanying unaudited condensed consolidated balance sheets at September 30, 2016 and December 31, 2015.

Cash Dividends on Shares of Common Stock

On February 22, 2016, the Company announced the establishment of a dividend policy and the declaration by its Board of Directors of an initial quarterly cash dividend in the amount of $0.04 per share of the Company’s issued and outstanding common stock. Dividends were paid on March 24, 2016 to shareholders of record as of March 4, 2016 for an aggregate cost of $6.5 million, on June 24, 2016 to shareholders of record as of June 6, 2016 for an aggregate cost of $6.5 million and on September 23, 2016 to shareholders of record as of September 6, 2016 for an aggregate cost of $6.4 million. Under the dividend policy, the Company will target a cash dividend to the Company’s shareholders in the amount of $0.16 per share per annum, payable in equal quarterly installments. Subsequent dividend declarations and the establishment of record and payment dates for such future dividend payments, if any, are subject to the Board of Directors’ continuing determination that the dividend policy is in the best interests of the Company’s shareholders. The dividend policy may be suspended or cancelled at the discretion of the Board of Directors at any time.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Consolidated net income	$47.0	$12.9	$85.4	$42.9
Foreign currency translation adjustments	12.7	(10.2)	27.7	(47.3)
Pension liability adjustments	0.6	2.3	1.2	11.1
Net comprehensive income	60.3	5.0	114.3	6.7
Less: Comprehensive income attributable to noncontrolling interests	0.6	1.2	0.9	2.4
Comprehensive income attributable to Bruker Corporation	$59.7	$3.8	$113.4	$4.3

The following is a summary of the components of accumulated other comprehensive income (loss), net of tax, at September 30, 2016 (in millions):

	Foreign Currency Translation	Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2015	$3.2	$(47.4)	$(44.2)
Other comprehensive income (loss) before reclassifications	27.6	(1.4)	26.2
Realized gain on reclassification, net of tax of $0.3 million	—	2.6	2.6
Net current period other comprehensive income	27.6	1.2	28.8
Balance at September 30, 2016	$30.8	$(46.2)	$(15.4)

12.       Noncontrolling Interests

Noncontrolling interests represent the minority shareholders’ proportionate share of the Company’s majority owned subsidiaries. The following table sets forth the changes in noncontrolling interests (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance at beginning of period	$7.1	$6.6	$6.8	$5.8
Net income	0.5	1.1	0.8	2.7
Foreign currency translation adjustments	0.1	—	0.1	(0.3)
Cash payments to noncontrolling interests	(0.7)	—	(0.7)	(0.5)
Balance at end of period	$7.0	$7.7	$7.0	$7.7

13.       Other Charges, Net

The components of other charges, net were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Information technology transformation costs	$1.6	$2.6	$5.5	$6.2
Restructuring charges	2.8	3.0	6.4	5.3
Pension settlement charge	—	—	—	10.2
Professional fees incurred in connection with internal investigation	—	0.4	—	0.4
Acquisition-related charges (benefits)	0.2	0.4	8.1	(2.5)
Long-lived asset impairments	—	2.5	0.6	4.3
Other charges, net	$4.6	$8.9	$20.6	$23.9

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

The Company recorded total restructuring charges during the three months ended September 30, 2016 of $5.3 million related to these initiatives, all within the BSI Segment.  These charges consisted of $0.3 million of inventory provisions for excess inventory, $4.6 million of severance costs and $0.4 million of exit related costs, such as professional service and facility exit charges.  During the three months ended September 30, 2016, the Company recorded restructuring charges of $2.5 million as a component of cost of revenue and $2.8 million as a component of other charges, net in the accompanying unaudited condensed consolidated statements of income and comprehensive income.  The Company recorded total restructuring charges during the nine months ended September 30, 2016 of $12.8 million related to these initiatives, all within the BSI Segment.  These charges consisted of $1.4 million of inventory provisions for excess inventory, $7.9 million of severance costs and $3.5 million of exit related costs, such as professional service and facility exit charges.  During the nine months ended September 30, 2016, the Company recorded restructuring charges of $6.4 million as a component of cost of revenue and $6.4 million as a component of other charges, net in the accompanying unaudited condensed consolidated statements of income and comprehensive income.

The Company commenced a restructuring initiative in 2015 within the Bruker BioSpin Group, which was developed as a result of a revenue decline that occurred during the second half of 2014 and continued during the first half of 2015.  This initiative was intended to improve Bruker BioSpin Group’s operating results.  Restructuring actions resulted in a reduction of employee headcount within the Bruker BioSpin Group of approximately 9%. Included in the total restructuring charges discussed above are restructuring expenses related to this initiative recorded during the nine months ended September 30, 2016 of $3.3 million of severance and exit costs, of which $2.2 million was recorded as a component of cost of revenue and $1.1 million as a component of other charges, net in the accompanying unaudited condensed consolidated statements of income and comprehensive income. This restructuring initiative also included the closure and consolidation of a Bruker BioSpin Group manufacturing facility.  From inception of this restructuring initiative in the second quarter of 2015, cumulative restructuring expenses and other one-time charges recorded have been $19.5 million, consisting of $4.2 million of inventory write-downs and asset impairments and $15.3 million of severance and exit costs. As of September 30, 2016, expenses incurred under this restructuring initiative were substantially complete.

The Company commenced a restructuring initiative in 2016 to address lower demand in the Bruker CALID and Bruker Nano Groups as a result of weakness in European academic funding and ongoing weakness in several of the industrial end market segments that affect the Bruker Nano Group.  This initiative is intended to improve the Bruker CALID and Bruker Nano Group operating results in response to these market conditions.  Restructuring actions will result in a reduction of approximately 125 employees within the Bruker CALID and Bruker Nano Groups.  Included in the total restructuring charges discussed above are restructuring expenses related to this initiative of $5.4 million for severance and exit costs, of which $3.0 million was recorded as a component of cost of revenue and $2.4 million as a component of other charges, net, and $0.7 million for inventory write-down and asset impairment charges related to the closure and consolidation of manufacturing facilities, of which $0.5 million was recorded as a component of cost of revenue and $0.2 million as a component of other charges, net in the accompanying unaudited condensed consolidated statements of income and comprehensive income for the three months ended September 30, 2016, respectively. Total restructuring and other one-time charges related to this initiative in 2016 and 2017 are expected to be between $11.0 and $13.0 million, of which $10.0 to $11.5 million relate to employee separation and facility exit costs and $1.0 to $1.5 million relate to estimated inventory write-downs and asset impairments.

The following table sets forth the changes in restructuring reserves for the nine months ended September 30, 2016 (in millions):

	Total	Severance	Exit Costs	Provisions for Excess Inventory
Balance at December 31, 2015	$23.1	$10.3	$2.4	$10.4
Restructuring charges	12.8	7.9	3.5	1.4
Cash payments	(16.7)	(12.5)	(3.3)	(0.9)
Other, non-cash adjustments and foreign currency effect	(3.2)	(0.1)	(0.6)	(2.5)
Balance at September 30, 2016	$16.0	$5.6	$2.0	$8.4

14.       Interest and Other Income (Expense), Net

The components of interest and other income (expense), net, were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest expense, net	$(3.4)	$(3.0)	$(9.4)	$(9.2)
Exchange gains (losses) on foreign currency transactions	—	(2.1)	(1.6)	(5.4)
Loss on disposal of product line	—	—	—	(0.2)
Other	0.5	0.5	(0.1)	0.5
Interest and other income (expense), net	$(2.9)	$(4.6)	$(11.1)	$(14.3)

15.       Business Segment Information

The Company has two reportable segments, BSI and BEST, as discussed in Note 1 to the unaudited condensed consolidated financial statements.

Revenue and operating income by reportable segment are presented below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
BSI	$361.5	$366.6	$1,057.6	$1,060.3
BEST	35.5	32.9	91.2	91.2
Eliminations (a)	(3.1)	(3.4)	(7.8)	(5.9)
Total revenue	$393.9	$396.1	$1,141.0	$1,145.6

Operating Income
BSI	$43.3	$25.8	$95.3	$68.2
BEST	2.7	2.5	4.1	6.1
Corporate, eliminations and other (b)	(0.1)	(0.1)	0.9	0.7
Total operating income	$45.9	$28.2	$100.3	$75.0

(a)   Represents product and service revenue between reportable segments.

(b)   Represents corporate costs and eliminations not allocated to the reportable segments.

Total assets by reportable segment are as follows (in millions):

	September 30,	December 31,
	2016	2015
Assets:
BSI	$1,780.6	$1,714.4
BEST	21.5	79.1
Eliminations and other (a)	(4.2)	(63.5)
Total assets	$1,797.9	$1,730.0

(a) Assets not allocated to the reportable segments and eliminations of intercompany transactions.

16.       Recent Accounting Pronouncements

In October 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-16, Income Taxes (Topic 740) - Intra-Entity Transfer of Assets Other than Inventory.  The new standard requires recognition of current and deferred income taxes resulting from an intra-entity transfer of any asset (excluding inventory) when the transfer occurs. This is a change from existing GAAP which prohibits recognition of current and deferred income taxes until the asset is sold to a third party.  The new standard is effective as of January 1, 2018 and early adoption is permitted.  The Company is evaluating the provisions of this standard, including which period to adopt, and has not determined what impact the adoption of ASU No. 2016-16 will have on the Company’s unaudited condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation - Improvements to Employee Share-Based Payment Accounting.  The new standard simplifies accounting for share-based payment transactions, including income tax consequences and the classification of the tax impact on the statement of cash flows. The new standard is effective as of January 1, 2017, and early adoption is permitted.  The Company is evaluating the provisions of this standard, including which period to adopt, and has not determined what impact the adoption of ASU No. 2016-09 will have on the Company’s unaudited condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases.  The new standard provides guidance on the recognition, measurement, presentation, and disclosure of leases. The new standard supersedes present U.S. GAAP guidance on leases and requires substantially all leases to be reported on the balance sheet as right-of-use assets and lease liabilities, as well as additional disclosures. The new standard is effective as of January 1, 2019, and early adoption is permitted.  The Company is evaluating the provisions of this standard, including which period to adopt, and has not determined what impact the adoption of ASU No. 2016-02 will have on the Company’s unaudited condensed consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. The new guidance eliminates the measurement of inventory at market value, and inventory will now be measured at the lower of cost and net realizable value. The ASU defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. No other changes were made to the current guidance on inventory measurement. ASU No. 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. The Company is evaluating the provisions of this standard, including which period to adopt, and has not determined what impact the adoption of ASU No. 2015-11 will have on the Company’s unaudited condensed consolidated financial statements.

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

For the three months ended September 30, 2016, our revenue decreased by $2.2 million, or 0.6%, to $393.9 million, compared to $396.1 million for the comparable period in 2015. The impact of changes in foreign currency and a recent acquisition in our Bruker Nano Group caused a net increase of $7.4 million, or 1.9%.  Excluding these items, organic revenue, a non-GAAP measure, decreased 2.4%, primarily as a result of weakness in European academic funding primarily within our Bruker CALID and Bruker Nano Groups and weaker industrial markets within the Bruker Nano Group.  The decline in revenue caused by these factors was partially offset by increased revenues within the Bruker BioSpin Group due to higher pricing.

For the nine months ended September 30, 2016, our revenue decreased by $4.6 million, or 0.4%, to $1,141.0 million, compared to $1,145.6 million for the comparable period in 2015. The impact of changes in foreign currency and a recent acquisition in our Bruker Nano Group caused a net increase of $21.5 million, or 1.8%.  Excluding these items, organic revenue, a non-GAAP measure, decreased 2.3%. The decrease was primarily caused by continued weak demand within our Bruker Nano Group industrial market segments and weakness in European academic funding. These decreases were partially offset by increased revenues within the Bruker BioSpin Group due to higher volume, increased pricing and the sale of the first shielded ultra-high field gigahertz nuclear magnetic resonance system.

Our gross profit margin increased to 47.0% from 42.3% during the three months ended September 30, 2016 and 2015, respectively, and to 45.8% from 43.4% during the nine months ended September 30, 2016 and 2015, respectively. The increases in gross margin percentages were primarily caused by operating cost improvements as a result of recent restructuring and outsourcing actions, the impact of pricing increases and a business mix favouring our Bruker BioSpin Group and the impact of a recent acquisition within the Bruker Nano Group.  The beneficial impact of these items was offset in part by weakness in Bruker Nano Group industrial market segments and weakness in European academic funding within our Bruker CALID and Bruker Nano Groups.

Operating expenses during the three months ended September 30, 2016 remained consistent with the comparable period in the prior year at $139.3 million.  Operating expenses during the nine months ended September 30, 2016 decreased by approximately $0.3 million compared to the prior year, primarily caused by the effects of restructuring and outsourcing initiatives, which were partially offset by a recent acquisition in our Bruker Nano Group.

Earnings per share increased $0.22 to $0.29 per diluted share for the three months ended September 30, 2016 when compared to the same period in 2015.   Earnings per share increased $0.28 to $0.52 per diluted share for the nine months ended September 30, 2016 when compared to the same period in 2015.  The increase in earnings per diluted share for the three and nine months ended September 30, 2016 was caused by increased gross profit margins, operational improvements and the impact of restructuring actions, the impact of a recent acquisition within our Bruker Nano Group, the impact of our share repurchase program and a favorable effective tax rate as a result of the release of our remaining valuation allowances.

Operating cash flow for the nine months ended September 30, 2016 was a source of cash of $40.0 million.  We believe free cash flow, a non-GAAP financial measure which we define as net cash provided by operating activities less purchases of property, plant and equipment, is a useful measure to evaluate our business as it indicates the amount of cash generated after additions to property, plant, and equipment that is available for, among other things, strategic acquisitions, investments in our business, dividends, repurchase of our common stock and repayment of debt. In the nine months ended September 30, 2016, our free cash flow was $14.0 million, calculated as follows:

	Nine Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$40.0	$79.6
Less: Purchases of property, plant and equipment	$26.0	22.8
Free cash flow	$14.0	$56.8

Our free cash flow was lower in the nine months ended September 30, 2016 then the same period in the prior year, primarily caused by an increase in operating assets and liabilities, net of acquisitions and divestitures. The increase was primarily caused by an increase in inventory associated with this year’s restructuring actions, inventory needed to fulfill orders in the fourth quarter of 2016, income tax payments net of refunds received due to the closure of tax audits, withholding tax payments made in the first quarter of 2016 related to the Company’s 2015 European cash repatriation and estimated tax prepayments. These uses of cash were partially offset by a decrease in accounts receivable resulting from lower revenues and improvements in collections and customer credit management practices.

In November 2015, our Board of Directors approved a share repurchase program (the “Repurchase Program”) under which repurchases of common stock up to $225.0 million may occur. A total of 1,163,751 shares were repurchased at an aggregate cost of $25.9 million in the three months ended September 30, 2016, 5,741,609 shares were repurchased at an aggregate cost of $143.5 million in the nine months ended September 30, 2016 and 8,578,651 shares were repurchased at an aggregate cost of $208.5 million from the inception of the Repurchase Program through September 30, 2016. The remaining authorization under the Repurchase Program is $16.5 million.  Any additional repurchases will be funded from cash on hand, future cash flows from operations and available borrowings under the revolving credit facility.

On February 22, 2016, we announced the establishment of a dividend policy and the declaration by our Board of Directors of an initial quarterly cash dividend in the amount of $0.04 per share of our issued and outstanding common stock. Dividends amounting to $6.5 million were paid in March and June and $6.4 million was paid in September of this year. Going forward, we will target a cash dividend to our shareholders in the amount of $0.16 per share per annum, payable in equal quarterly installments.

In 2016, we commenced a restructuring initiative  to address lower demand in the Bruker CALID and Bruker Nano Groups as a result of weakness in European academic funding and ongoing weakness in several of the industrial end market segments that affect the Bruker Nano Group.  This initiative is intended to improve the Bruker CALID and Bruker Nano Group operating results in response to these market conditions.  Restructuring actions will result in a reduction of approximately 125 employees within the Bruker CALID and Bruker Nano Groups. In the nine months ended September 30, 2016, we recorded $5.4 million of restructuring charges associated with this initiative. Total restructuring and other one-time charges related to this initiative in 2016 and 2017 are expected to be between $11.0 and $13.0 million.  We expect to generate approximately $10.0 to $13.0 million in annualized savings upon completion of this initiative, expected  in the second quarter of 2017.

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

•                  Revenue recognition;

•                  Income taxes;

•                  Inventories;

•                  Goodwill, other intangible assets and other long-lived assets; and

•                  Employee benefit plan assumptions.

For a further discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2015.  There were no significant changes to our critical accounting policies for the three or nine months ended September 30, 2016.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2016 compared to the Three Months Ended September 30, 2015

Consolidated Results

The following table presents our results for the three months ended September 30, 2016 and 2015 (dollars in millions, except per share data):

	Three Months Ended September 30,
	2016	2015
Product revenue	$328.2	$334.6
Service revenue	62.3	58.8
Other revenue	3.4	2.7
Total revenue	393.9	396.1

Cost of product revenue	172.2	193.1
Cost of service revenue	35.4	34.8
Cost of other revenue	1.1	0.7
Total cost of revenue	208.7	228.6
Gross profit	185.2	167.5

Operating expenses:
Selling, general and administrative	96.8	96.1
Research and development	37.9	34.3
Other charges, net	4.6	8.9
Total operating expenses	139.3	139.3
Operating income	45.9	28.2

Interest and other income (expense), net	(2.9)	(4.6)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	43.0	23.6
Income tax (benefit) provision	(4.0)	10.7
Consolidated net income	47.0	12.9
Net income attributable to noncontrolling interest in consolidated subsidiaries	0.5	1.1
Net income attributable to Bruker Corporation	$46.5	$11.8

Net income per common share attributable to Bruker Corporation shareholders:
Basic and diluted	$0.29	$0.07

Weighted average common shares outstanding:
Basic	160.8	167.8
Diluted	161.5	168.7

Revenue

For the three months ended September 30, 2016, our revenue decreased $2.2 million, or 0.6%, to $393.9 million, compared to $396.1 million for the comparable period in 2015. Included in revenue was an increase of approximately $6.3 million attributable to a recent acquisition within the Bruker Nano Group and a $1.2 million increase caused by foreign currency translation. Excluding the effects of foreign currency translation and our recent acquisition, our organic revenue, a non-GAAP measure, decreased by $9.7 million, or 2.4%.

BSI Segment revenue decreased by $5.1 million, or 1.4%, to $361.5 million for the three months ended September 30, 2016, compared to $366.6 million for the three months ended September 30, 2015. BEST Segment revenue increased by $2.6 million, or 7.9%, to $35.5 million for the three months ended September 30, 2016, compared to $32.9 million for the three months ended September 30, 2015.

Please see the Segment Results section later in this discussion for additional information regarding our revenue.

Gross Profit

Gross profit for the three months ended September 30, 2016 was $185.2 million, or 47.0% of revenue, compared to $167.5 million, or 42.3% of revenue, for the three months ended September 30, 2015. Included in gross profit were various charges for amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring costs totaling $7.4 million and $15.2 million for the three months ended September 30, 2016 and 2015, respectively. Excluding these charges, our non-GAAP gross profit margin for the three months ended September 30, 2016 and 2015 was 48.9% and 46.1%, respectively. The increase in our gross profit margins was caused primarily by operating cost improvements as a result of recent restructuring and outsourcing actions, the impact of pricing increases within the Bruker BioSpin Group and the impact of a recent acquisition within the Bruker Nano Group.   The favorable effect of these items was partially offset by weakness in Bruker Nano Group industrial market segments and weakness in European academic funding within our Bruker CALID and Bruker Nano Groups.

Selling, General and Administrative

Our selling, general and administrative expenses for the three months ended September 30, 2016 increased to $96.8 million, or 24.6% of total revenue, from $96.1 million, or 24.3% of total revenue, for the comparable period in 2015. The increase in selling, general and administrative expenses was attributable to a recent acquisition in the Bruker Nano Group, which was partially offset by the impact of recent operational improvement and restructuring actions.

Research and Development

Our research and development expenses for the three months ended September 30, 2016 increased to $37.9 million, or 9.6% of total revenue, from $34.3 million, or 8.7% of total revenue, for the comparable period in 2015. The increase in research and development expenses was primarily attributable to the timing of certain research and development initiatives and a recent acquisition in the Bruker Nano Group.

Other Charges, Net

Other Charges, net of $4.6 million recorded for the three months ended September 30, 2016 were all related to the BSI Segment and consisted primarily of $2.8 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives, $1.6 million of costs associated with our global information technology (IT) transformation initiative, and $0.2 million of acquisition-related charges, related primarily to a recent acquisition in the Bruker Nano Group. The IT transformation initiative is a multi-year project aimed at updating and integrating our global enterprise resource planning and human resource information systems.

Other Charges, net of $8.9 million recorded for the three months ended September 30, 2015 were related primarily to the BSI segment and consisted predominately of $3.0 million of restructuring costs, including $2.3 million within the BSI segment and $0.7 million within the BEST segment, related to closing facilities and implementing outsourcing and other restructuring initiatives, $2.5 million of long-lived asset impairments and $2.6 million of costs associated with our global IT transformation initiative.

Operating Income

Operating income for the three months ended September 30, 2016 was $45.9 million, resulting in an operating margin of 11.7%, compared to operating income of $28.2 million, resulting in an operating margin of 7.1%, for the three months ended September 30, 2015. The increase in operating income was caused primarily by increased gross profit margins as a result of operational improvements during the three months ended September 30, 2016 as noted above.

We commenced a restructuring initiative in 2016 intended to improve the Bruker CALID and Bruker Nano Groups’ operating results.  Please refer to the Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional discussion of this restructuring initiative.

Interest and Other Income (Expense), Net

Interest and other income (expense), net during the three months ended September 30, 2016 was an expense of $2.9 million compared to an expense of $4.6 million for the comparable period of 2015.

During the three months ended September 30, 2016, the primary component within interest and other income (expense), net was net interest expense of $3.4 million. During the three months ended September 30, 2015, the primary components within interest and other income (expense), net were net interest expense of $3.0 million and realized and unrealized losses on foreign currency denominated transactions of $2.1 million.

Income Tax (Benefit) Provision

The 2016 and 2015 effective tax rates were estimated using projected annual pre-tax income on a jurisdictional basis. Expected tax benefits, including tax credits and incentives, the impact of changes to valuation allowances, and the effect of jurisdictional differences in statutory tax rates, were also considered in the calculation.

The income tax (benefit) provision for the three months ended September 30, 2016 and 2015 was $(4.0) million and $10.7 million, respectively, representing effective tax rates of (9.3)% and 45.3%, respectively.  The decrease in our effective tax rate for the three months ended September 30, 2016, compared to the same period in 2015, was primarily due to the release of our remaining valuation allowances.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the three months ended September 30, 2016 and 2015 was $0.5 million and $1.1 million, respectively. The net income attributable to noncontrolling interests represented the minority shareholders’ proportionate share of the net income recorded by our majority-owned subsidiaries.

Net Income Attributable to Bruker Corporation

Our net income for the three months ended September 30, 2016 was $46.5 million, or $0.29 per diluted share, compared to $11.8 million, or $0.07 per diluted share, for the comparable period in 2015. The increase was primarily caused by increased gross profit margins due to price increases, operational improvements and a favorable effective tax rate due to the release of valuation allowances.

Segment Results

For financial reporting purposes, we aggregate the Bruker BioSpin, Bruker CALID and Bruker Nano operating segments into the Bruker Scientific Instruments (BSI) reportable segment, which represented approximately 92% of the Company’s revenues during the three months ended September 30, 2016. This aggregation reflects these operating segments’ similar economic characteristics, production processes, service offerings, types and classes of customers, methods of distribution and regulatory environments. Our BEST Segment is our other reportable segment and represents the remainder of our revenues.

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment (dollars in millions):

	Three Months Ended September 30,			Percentage
	2016	2015	Dollar Change	Change
BSI	$361.5	$366.6	$(5.1)	(1.4)%
BEST	35.5	32.9	2.6	7.9%
Eliminations (a)	(3.1)	(3.4)	0.3
	$393.9	$396.1	$(2.2)	(0.6)%

(a) Represents product and service revenue between reportable segments.

BSI Segment Revenues

BSI Segment revenue decreased by $5.1 million, or 1.4%, to $361.5 million for the three months ended September 30, 2016, compared to $366.6 million for the three months ended September 30, 2015. Included in revenue was an increase of approximately $1.3 million from the impact of foreign currency translation and an increase of approximately $6.3 million attributable to a recent acquisition in our Bruker Nano Group. Excluding the effects of foreign currency translation and our recent acquisition, organic revenue, a non-GAAP measure, decreased by $12.7 million, or 3.5%, with an academic funding revenue decline in Europe and a global industrial revenue decline driving the majority of the decrease.

The Bruker BioSpin Group revenues increased during the three months ended September 30, 2016 when compared to the three months ended September 30, 2015, primarily as a result of increased pricing.

The Bruker CALID Group revenues decreased during the three months ended September 30, 2016 when compared to the three months ended September 30, 2015 primarily as a result of weaker demand in mass spectrometry attributed to weak academic funding in Europe and more CBRNE product shipments than last year’s third quarter. Shipment of these products can be large in certain quarters and not sequentially consistent.  This decrease was partially offset by an increase in infrared and Raman molecular spectroscopy product sales.

Excluding the effects of a recent acquisition, the Bruker Nano Group experienced a decrease in revenue primarily caused by continued weaker demand within industrial markets and European academic funding weakness.

System revenue and aftermarket revenue as a percentage of total BSI Segment revenue were as follows (dollars in millions):

	Three Months Ended September 30,
	2016		2015
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System revenue	$266.6	73.7%	$271.6	74.1%
Aftermarket revenue	94.9	26.3%	95.0	25.9%
Total revenue	$361.5	100.0%	$366.6	100.0%

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

BEST Segment Revenues

BEST Segment revenue increased $2.6 million, or 7.9%, to $35.5 million for the three months ended September 30, 2016, compared to $32.9 million for the comparable period in 2015. The increase in revenue was primarily caused by higher demand for low temperature superconducting materials to large magnetic resonance imaging system suppliers than in the comparable prior period.

System and wire revenue and aftermarket revenue as a percentage of total BEST Segment revenue were as follows (dollars in millions):

	Three Months Ended September 30,
	2016		2015
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System and wire revenue	$34.6	97.5%	$31.8	96.7%
Aftermarket revenue	0.9	2.5%	1.1	3.3%
Total revenue	$35.5	100.0%	$32.9	100.0%

System and wire revenue in the BEST Segment includes low and high temperature superconducting wire and superconducting devices, including magnets, linear accelerators and radio frequency cavities. Aftermarket revenues in the BEST Segment consist primarily of consumables sales.

Gross Profit and Operating Expenses

For the three months ended September 30, 2016, gross profit margin in the BSI Segment increased to 49.5% from 44.0% for the comparable period in 2015. The increase was primarily caused by price increases within the Bruker BioSpin Group, operating cost improvements resulting from recent restructuring and outsourcing actions and the impact of a recent acquisition within the Bruker Nano Group. These increases were offset in part by industrial end market weakness in the Bruker Nano Group and by weakness in European academic funding.  BEST Segment gross margin decreased to 17.9% from 19.1% for the comparable period in 2015 due to the completion of certain high margin orders in the prior comparable period.

In the three months ended September 30, 2016, selling, general and administrative expenses and research and development expenses in the BSI Segment increased to $131.1 million, or 36.3% of segment revenue, from $127.3 million, or 34.7% of segment revenue.  This increase was primarily caused by the effect of a recent acquisition in our Bruker Nano Group, partially offset by the effects of our restructuring and outsourcing initiatives.

Selling, general and administrative expenses and research and development expenses in the BEST Segment increased to $3.7 million, or 10.3% of segment revenue, from $3.1 million, or 9.4% of segment revenue, for the comparable period in 2015.  The increase is primarily caused by the timing of expenditures, particularly research and development initiatives.

Operating Income

The following table presents operating income and operating margins by reportable segment (dollars in millions):

	Three Months Ended September 30,
	2016		2015
	Operating Income	Percentage of Segment Revenue	Operating Income	Percentage of Segment Revenue
BSI	$43.3	12.0%	$25.8	7.0%
BEST	2.7	7.6%	2.5	7.6%
Corporate, eliminations and other (a)	(0.1)		(0.1)
Total operating income	$45.9	11.7%	$28.2	7.1%

(a) Represents corporate costs and eliminations not allocated to the reportable segments.

BSI Segment operating income for the three months ended September 30, 2016 was $43.3 million, resulting in an operating margin of 12.0%, compared to operating income of $25.8 million, resulting in an operating margin of 7.0%, for the comparable period in 2015. Operating income included $12.7 million and $23.9 million for the three months ended September 30, 2016 and 2015, respectively, of various charges for amortization of acquisition-related intangible assets and other acquisition-related costs, restructuring costs, and costs associated with our global IT transformation initiative.  Excluding these charges, non-GAAP operating margins were 15.5% and 13.6% for the three months ended September 30, 2016 and 2015, respectively. Non-GAAP operating margins increased primarily due to the gross margin improvements noted above.

BEST Segment operating income remained consistent for the three months ended September 30, 2016 at $2.7 million, resulting in an operating margin of 7.6%, compared to $2.5 million, resulting in an operating margin of 7.6%, for the comparable period in 2015.

Nine Months Ended September 30, 2016 compared to the Nine Months Ended September 30, 2015

Consolidated Results

The following table presents our results for the nine months ended September 30, 2016 and 2015 (dollars in millions, except per share data):

	Nine Months Ended September 30,
	2016	2015
Product revenue	$946.1	$968.8
Service revenue	186.5	171.1
Other revenue	8.4	5.7
Total revenue	1,141.0	1,145.6

Cost of product revenue	504.7	545.8
Cost of service revenue	110.8	101.7
Cost of other revenue	3.4	1.0
Total cost of revenue	618.9	648.5
Gross profit	522.1	497.1

Operating expenses:
Selling, general and administrative	290.4	289.2
Research and development	110.8	109.0
Other charges, net	20.6	23.9
Total operating expenses	421.8	422.1
Operating income	100.3	75.0

Interest and other income (expense), net	(11.1)	(14.3)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	89.2	60.7
Income tax provision	3.8	17.8
Consolidated net income	85.4	42.9
Net income attributable to noncontrolling interest in consolidated subsidiaries	0.8	2.7
Net income attributable to Bruker Corporation	$84.6	$40.2

Net income per common share attributable to Bruker Corporation shareholders:
Basic and diluted	$0.52	$0.24

Weighted average common shares outstanding:
Basic	161.8	168.2
Diluted	162.7	169.1

Revenue

For the nine months ended September 30, 2016, our revenue decreased $4.6 million, or 0.4%, to $1,141.0 million, compared to $1,145.6 million for the comparable period in 2015. Included in revenue was a decrease of approximately $1.9 million from the impact of foreign currency caused by the strengthening of the U.S. Dollar primarily versus the British Pound, as well as various other currencies, and an increase of approximately $23.5 million attributable to a recent acquisition within the Bruker Nano Group. Excluding the effects of foreign currency and our recent acquisition, our organic revenue, a non-GAAP measure, decreased by $26.2 million, or 2.3%.

BSI Segment revenue decreased by $2.7 million, or 0.3%, to $1,057.6 million for the nine months ended September 30, 2016, compared to $1,060.3 million for the nine months ended September 30, 2015. BEST Segment revenue remained consistent at $91.2 million for the nine months ended September 30, 2016 and 2015.

Please see the Segment Results section later in this discussion for additional information regarding our revenue.

Gross Profit

Gross profit for the nine months ended September 30, 2016 was $522.1 million, or 45.8% of revenue, compared to $497.1 million, or 43.4% of revenue, for the nine months ended September 30, 2015. Included in gross profit were various charges for amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring costs totaling $22.8 million and $31.1 million for the nine months ended September 30, 2016 and 2015, respectively. Excluding these charges, our non-GAAP gross profit margin for the nine months ended September 30, 2016 and 2015 was 47.8% and 46.1%, respectively. The increase in our gross profit margins was caused primarily by operating cost improvements as a result of recent restructuring and outsourcing actions, the impact of pricing increases within the Bruker BioSpin Group and the impact of a recent acquisition within the Bruker Nano Group. A business mix favoring our higher margin Bruker BioSpin Group also increased our gross profit margins. The favorable effect of these items was offset in part by weakness in Bruker Nano Group industrial market segments and weakness in European academic funding within our Bruker CALID and Bruker Nano Groups.

Selling, General and Administrative

Our selling, general and administrative expenses for the nine months ended September 30, 2016 increased to $290.4 million, or 25.5% of total revenue, from $289.2 million, or 25.2% of total revenue, for the comparable period in 2015. The increase in selling, general and administrative expenses was attributable to the impact of a recent acquisition within our Bruker Nano Group, which was partially offset by the impact of recent operational improvements as a result of our restructuring actions.

Research and Development

Our research and development expenses for the nine months ended September 30, 2016 increased to $110.8 million, or 9.7% of total revenue, from $109.0 million, or 9.5% of total revenue, for the comparable period in 2015. The increase in research and development expenses was primarily attributable to the timing of certain research and development initiatives.

Other Charges, Net

Other Charges, net of $20.6 million recorded for the nine months ended September 30, 2016 were all related to the BSI Segment and consisted mainly of $8.1 million of acquisition-related charges, related primarily to additional contingent consideration recognized for a recent acquisition in the Bruker Nano Group based upon an increase in forecasted revenue levels of the acquired business for the remainder of 2016, $6.4 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives and $5.5 million of costs associated with our global IT transformation initiative.

Other Charges, net of $23.9 million recorded for the nine months ended September 30, 2015 is almost entirely related to the BSI segment and predominately consisted of a $10.2 million one-time, non-cash settlement charge as the plan assets and pension obligations for the retirees and other certain members of the population within our pension plan in Switzerland were transferred to an outside insurance provider, $(2.5) million of acquisition-related benefits primarily caused by  the reversal of certain contingent consideration liabilities, $4.3 million of long-lived asset impairments within the MRS and Preclinical Imaging divisions, $5.3 million of restructuring costs, including $4.6 million within the BSI segment and $0.7 million within the BEST segment, related to closing facilities and implementing outsourcing and other restructuring initiatives, and $6.2 million of costs associated with our global IT transformation initiative.

Operating Income

Operating income for the nine months ended September 30, 2016 was $100.3 million, resulting in an operating margin of 8.8%, compared to operating income of $75.0 million, resulting in an operating margin of 6.5%, for the nine months ended September 30, 2015. The increase in operating margin was primarily caused by the gross margin improvements discussed above, as well as operational improvements as a result of our restructuring initiatives.

We commenced a restructuring initiative in 2016 intended to improve the Bruker CALID and Bruker Nano Groups’ operating results.  Please refer to the Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional discussion of this restructuring initiative.

Interest and Other Income (Expense), Net

Interest and other income (expense), net during the nine months ended September 30, 2016 was an expense of $11.1 million compared to an expense of $14.3 million for the comparable period in 2015.

During the nine months ended September 30, 2016, the major components within interest and other income (expense), net were net interest expense of $9.4 million and realized and unrealized losses on foreign currency denominated transactions of $1.6 million. The realized and unrealized losses on foreign currency denominated transactions during the nine months ended September 30, 2016 were primarily caused by the fluctuation of the U.S. dollar versus the Euro and other currencies.  During the nine months ended September 30, 2015, the components within interest and other income (expense), net were net interest expense of $9.2 million and realized and unrealized losses on foreign currency denominated transactions of $5.4 million.  The realized and unrealized losses on foreign currency denominated transactions during the nine months ended September 30, 2015 were primarily caused by the fluctuations of the US dollar, the Euro and the Swiss Franc.

Income Tax Provision

The 2016 and 2015 effective tax rates were estimated using projected annual pre-tax income or loss on a jurisdictional basis. Expected tax benefits, including tax credits and incentives, the impact of changes to valuation allowances, and the effect of jurisdictional differences in statutory tax rates, were also considered in the calculation.

The income tax provision for the nine months ended September 30, 2016 and 2015 was $3.8 million and $17.8 million, respectively, representing effective tax rates of 4.3% and 29.3%, respectively.  The decrease in our effective tax rate for the nine months ended September 30, 2016, compared to the same period in 2015, was primarily caused by the release of our remaining valuation allowances, the recognition of previously unrecognized tax benefits due to the closure of certain tax audits, and changes in the expected mix of earnings among tax jurisdictions. With these effects, we estimate the full year effective income tax rate to be between 16.0% and 17.0%.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the nine months ended September 30, 2016 and 2015 was $0.8 million and $2.7 million, respectively. The net income attributable to noncontrolling interests represented the minority shareholders’ proportionate share of the net income recorded by our majority-owned subsidiaries.

Net Income Attributable to Bruker Corporation

Our net income for the nine months ended September 30, 2016 was $84.6 million, or $0.52 per diluted share, compared to $40.2 million, or $0.24 per diluted share, for the comparable period in 2015. The increase was primarily caused by increased gross profit, operating profit improvements, a lower effective tax rate and the impact of our share repurchase program.

Segment Results

For financial reporting purposes, we aggregate the Bruker BioSpin, Bruker CALID and Bruker Nano operating segments into the Bruker Scientific Instruments (BSI) reportable segment, which represented approximately 93% of the Company’s revenues during the nine months ended September 30, 2016. This aggregation reflects these operating segments’ similar economic characteristics, production processes, service offerings, types and classes of customers, methods of distribution and regulatory environments. Our BEST Segment is our other reportable segment and represents the remainder of our revenues.

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment (dollars in millions):

	Nine Months Ended September 30,			Percentage
	2016	2015	Dollar Change	Change
BSI	$1,057.6	$1,060.3	$(2.7)	(0.3)%
BEST	91.2	91.2	—	0.0%
Eliminations (a)	(7.8)	(5.9)	(1.9)
	$1,141.0	$1,145.6	$(4.6)	(0.4)%

(a) Represents product and service revenue between reportable segments.

BSI Segment Revenues

BSI Segment revenue decreased by $2.7 million, or 0.3%, to $1,057.6 million for the nine months ended September 30, 2016, compared to $1,060.3 million for the nine months ended September 30, 2015. Included in revenue was a decrease of approximately $1.9 million from the impact of foreign currency caused by the strengthening of the U.S. Dollar primarily versus the British Pound, as well as other currencies, and an increase of approximately $23.5 million attributable to a recent acquisition in our Bruker Nano Group. Excluding the effects of foreign currency and our recent acquisition, organic revenue, a non-GAAP measure, decreased by $24.3 million, or 2.3%, with weaker sales in Europe driving the majority of the decrease.

The Bruker BioSpin Group revenues increased during the nine months ended September 30, 2016 when compared to the nine months ended September 30, 2015 primarily due to increased pricing and the recognition of revenues from the sale of the first shielded ultra-high field gigahertz nuclear magnetic resonance system.

The Bruker CALID Group revenues decreased during the nine months ended September 30, 2016 when compared to the nine months ended September 30, 2015 primarily due to weakness in European academic funding.

Excluding the effects of a recent acquisition, the Bruker Nano Group experienced a decrease in revenue primarily caused by continued weaker demand within industrial markets and European academic funding weakness.

System revenue and aftermarket revenue as a percentage of total BSI Segment revenue were as follows (dollars in millions):

	Nine Months Ended September 30,
	2016		2015
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System revenue	$768.1	72.6%	$781.8	73.7%
Aftermarket revenue	289.5	27.4%	278.5	26.3%
Total revenue	$1,057.6	100.0%	$1,060.3	100.0%

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

BEST Segment Revenues

BEST Segment revenue remained consistent at $91.2 million for the nine months ended September 30, 2016 and 2015.

System and wire revenue and aftermarket revenue as a percentage of total BEST Segment revenue were as follows (dollars in millions):

	Nine Months Ended September 30,
	2016		2015
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System and wire revenue	$88.7	97.3%	$87.9	96.4%
Aftermarket revenue	2.5	2.7%	3.3	3.6%
Total revenue	$91.2	100.0%	$91.2	100.0%

System and wire revenue in the BEST Segment includes low and high temperature superconducting wire and superconducting devices, including magnets, linear accelerators and radio frequency cavities. Aftermarket revenues in the BEST Segment consist primarily of consumables sales.

Gross Profit and Operating Expenses

For the nine months ended September 30, 2016, gross profit margin in the BSI Segment increased to 47.8% from 45.2% for the comparable period in 2015. The increase in gross margin percentage was caused primarily by operating cost improvements resulting from recent restructuring and outsourcing actions, the impact of pricing increases within the Bruker BioSpin Group and the impact of a recent acquisition within the Bruker Nano Group, partially offset by weakness in certain Bruker Nano and Bruker CALID Group market segments caused by weakness in European academic funding.  BEST Segment gross margin decreased to 16.8% from 19.3% for the comparable period in 2015 due to the completion of certain high margin orders in the comparable prior period.

In the nine months ended September 30, 2016, selling, general and administrative expenses and research and development expenses in the BSI Segment increased to $390.0 million, or 36.96% of segment revenue, from $387.6 million, or 36.6% of segment revenue.  This increase was primarily caused by a recent acquisition in our Bruker Nano Group, which was partially offset by the effects of restructuring and outsourcing initiatives.

Selling, general and administrative expenses and research and development expenses in the BEST Segment increased to $11.2 million, or 12.3% of segment revenue, from $10.6 million, or 11.6% of segment revenue, for the comparable period in 2015. The increase was primarily caused by the timing of research and development initiatives.

Operating Income

The following table presents operating income and operating margins by reportable segment (dollars in millions):

	Nine Months Ended September 30,
	2016		2015
	Operating Income	Percentage of Segment Revenue	Operating Income	Percentage of Segment Revenue
BSI	$95.3	9.0%	$68.2	6.4%
BEST	4.1	4.5%	6.1	6.7%
Corporate, eliminations and other (a)	0.9		0.7
Total operating income	$100.3	8.8%	$75.0	6.5%

(a) Represents corporate costs and eliminations not allocated to the reportable segments.

BSI Segment operating income for the nine months ended September 30, 2016 was $95.3 million, resulting in an operating margin of 9.0%, compared to operating income of $68.2 million, resulting in an operating margin of 6.4%, for the comparable period in 2015. Operating income included $45.5 million and $55.5 million for the nine months ended September 30, 2016 and 2015, respectively, of various charges for amortization of acquisition-related intangible assets and other acquisition-related costs, restructuring costs, and costs associated with our global IT transformation initiative.  Excluding these charges, non-GAAP operating margins were 13.3% and 11.7% for the nine months ended September 30, 2016 and 2015, respectively. Our operating margins increased primarily due to the gross margin improvements noted above.

BEST Segment operating income for the nine months ended September 30, 2016 was $4.1 million, resulting in an operating margin of 4.5%, compared to $6.1 million, resulting in an operating margin of 6.7%, for the comparable period in 2015. The decrease in operating margin was caused by the lower gross margin levels as noted above.

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

During the nine months ended September 30, 2016, net cash provided by operating activities was $40.0 million, resulting from consolidated net income adjusted for non-cash items of $125.7 million, partially offset by an increase in operating assets and liabilities, net of acquisitions and divestitures of $85.7 million. The increase in operating assets and liabilities, net of acquisitions and divestitures for the nine months ended September 30, 2016 was primarily caused by an increase in inventory needed to fulfill orders in the fourth quarter of 2016 and lower revenue than expected due to weakness in European academic funding, income tax payments net of refunds received due to the closure of tax audits and withholding tax payments made in the first quarter of 2016 related to the Company’s 2015 European cash repatriation. These uses of cash were partially offset by a decrease in accounts receivable resulting from improvements in collections and customer credit management practices.

During the nine months ended September 30, 2015, net cash provided by operating activities was $79.6 million, resulting from consolidated net income adjusted for non-cash items of $112.3 million, partially offset by an increase in operating assets and liabilities, net of acquisitions and divestitures of $32.7 million. The increase in operating assets and liabilities, net of acquisitions and divestitures for the nine months ended September 30, 2015 was primarily caused by an increase in inventory needed to fulfill shipments in the last quarter of 2015 for long lead time items, income tax payments net of refunds received due to the closure of tax audits made during the first nine months of the year, and an increase in non-income tax receivables.  These uses of cash were partially offset by a decrease in accounts receivable.  The decrease in accounts receivable was predominantly the result of lower revenue levels and improvements in collections and customer credit management practices.

During the nine months ended September 30, 2016, net cash provided by investing activities was $18.5 million, compared to net cash used in investing activities of $58.8 million during the nine months ended September 30, 2015. Cash provided by investing activities during the nine months ended September 30, 2016 was primarily caused by the net activity of maturities and purchases in short-term investments of $44.8 million offset by the purchases of property, plant and equipment, net of proceeds from the sale of property, plant and equipment, of $25.1 million.  Cash used in investing activities during the nine months ended September 30, 2015 was caused by capital expenditures, net of $22.1 million and net activity of purchases and maturities of short-term investments of $36.7 million.

During the nine months ended September 30, 2016, net cash used in financing activities was $53.4 million, compared to net cash used in financing activities of $1.2 million during the nine months ended September 30, 2015. Net cash used in financing activities during the nine months ended September 30, 2016 was primarily attributable to $143.5 million used for the repurchase of our common stock and $19.4 million used for the payment of dividends.  This was offset by $99.0 million of proceeds from borrowings under the 2015 Credit Agreement, as defined below, and $10.2 million of proceeds from the issuance of common stock in connection with stock option exercises.  Net cash used in financing activities during the nine months ended September 30, 2015 was primarily attributable to $24.9 million used for the repurchase of our common stock.  This was offset by $17.0 million of proceeds from the revolving line of credit and $7.0 million of proceeds from the issuance of common stock in connection with stock option exercises.

In November 2015, our Board of Directors suspended the previously announced Anti-Dilutive Repurchase Program until January 1, 2017 and approved an additional share repurchase program (the “Repurchase Program”) under which repurchases of common stock up to $225.0 million may occur from time to time, in amounts, at prices, and at such times as we deem appropriate, subject to market conditions, legal requirements and other considerations. A total of 5,741,609 shares were repurchased at an aggregate cost of $143.5 million in the nine months ended September 30, 2016 and 8,578,651 shares were repurchased at an aggregate cost of $208.5 million from the inception of the Repurchase Program through September 30, 2016. Any future repurchases will be funded by cash on hand, future cash flows from operations and available borrowings under the revolving credit facility.

Cash, cash equivalents and short-term investments at September 30, 2016 and December 31, 2015 totaled $441.5 million and $468.3 million, respectively, of which $417.1 million and $420.9 million, respectively, related to foreign cash and short-term investments, most significantly in the Netherlands and Switzerland.

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

At September 30, 2016, we had outstanding debt totaling $364.9 million, consisting of $240.0 million outstanding under the Note Purchase Agreement described below, $124.0 million outstanding under the revolving credit line component of the 2015 Credit Agreement described below and $1.7 million under capital lease obligations and other loans, offset by unamortized debt issuance costs under the Note Purchase Agreement of $0.8 million.  At December 31, 2015, we had outstanding debt totaling $265.8 million, consisting of $240.0 million outstanding under the Note Purchase Agreement, $25.0 million outstanding under the revolving credit line component of the prior credit agreement and $1.7 million under capital lease obligations and other loans, offset by unamortized debt issuance costs under the Note Purchase Agreement of $0.9 million.

The following is a summary of the maximum commitments and the net amounts available to us under the 2015 Credit Agreement and other lines of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand with interest payable monthly, at September 30, 2016 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Lines of Credit	Total Amount Available
2015 Credit Agreement	1.8%	$500.0	$124.0	$1.1	$374.9
Other lines of credit	—	237.6	—	129.8	107.8
Total revolving lines of credit		$737.6	$124.0	$130.9	$482.7

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

•                  $20.0 million 3.16% Series 2012A Senior Notes, Tranche A, due January 18, 2017;

•                  $15.0 million 3.74% Series 2012A Senior Notes, Tranche B, due January 18, 2019;

•                  $105.0 million 4.31% Series 2012A Senior Notes, Tranche C, due January 18, 2022; and

•                  $100.0 million 4.46% Series 2012A Senior Notes, Tranche D, due January 18, 2024.

As of September 30, 2016, we were in compliance with the covenants, as defined by both the 2015 Credit Agreement and the Note Purchase Agreement, as our leverage ratio was 1.4 and our interest coverage ratio was 15.7.

As of September 30, 2016, we had approximately $3.1 million of net operating loss carryforwards available to reduce state taxable income; approximately $55.1 million of net operating losses available to reduce German federal income and trade taxes that are carried forward indefinitely; and $37.9 million of other foreign net operating losses that are expected to expire at various times beginning in 2018. We also had U.S. federal tax credits of approximately $14.0 million that expire at various dates available to offset future tax liabilities, which include research and development tax credits of $12.9 million expiring at various times through 2035, foreign tax credits of $1.2 million expiring at various times through 2024, and state research and development tax credits of $7.4 million. Utilization of these credits and state net operating losses may be subject to annual limitations due to the ownership percentage change limitations provided by the Internal Revenue Code Section 382 and similar state provisions. In the event of a deemed change in control under Internal Revenue Code Section 382, an annual limitation on the utilization of net operating losses and credits may result in the expiration of all or a portion of the net operating loss and credit carryforwards.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-16, Income Taxes (Topic 740) - Intra-Entity Transfer of Assets Other than Inventory.  The new standard requires recognition of current and deferred income taxes resulting from an intra-entity transfer of any asset (excluding inventory) when the transfer occurs. This is a change from existing GAAP which prohibits recognition of current and deferred income taxes until the asset is sold to a third party.  The new standard is effective as of January 1, 2018 and early adoption is permitted.  We are evaluating the provisions of this standard, including which period to adopt, and have not determined what impact the adoption of ASU No. 2016-16 will have on our unaudited condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation - Improvements to Employee Share-Based Payment Accounting.  The new standard simplifies accounting for share-based payment transactions, including income tax consequences and the classification of the tax impact on the statement of cash flows. The new standard is effective as of January 1, 2017, and early adoption is permitted.  We are evaluating the provisions of this standard, including which period to adopt, and have not determined what impact the adoption of ASU No. 2016-09 will have on our unaudited condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases.  The new standard provides guidance on the recognition, measurement, presentation, and disclosure of leases. The new standard supersedes present U.S. GAAP guidance on leases and requires substantially all leases to be reported on the balance sheet as right-of-use assets and lease liabilities, as well as additional disclosures. The new standard is effective as of January 1, 2019, and early adoption is permitted.  We are evaluating the provisions of this standard, including which period to adopt, and have not determined what impact the adoption of ASU No. 2016-02 will have on our unaudited condensed consolidated financial statements.

In July 2015, the FASB issued Accounting Standards Update ASU No. 2015-11, Simplifying the Measurement of Inventory. The new guidance eliminates the measurement of inventory at market value, and inventory will now be measured at the lower of cost and net realizable value. The ASU defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. No other changes were made to the current guidance on inventory measurement. ASU No. 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. We are evaluating the provisions of this standard, including which period to adopt, and have not determined what impact the adoption of ASU No. 2015-11 will have on our unaudited condensed consolidated financial statements.

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

Changes in foreign currency translation rates decreased our revenue by 0.1% for the nine months ended September 30, 2016 and decreased our revenue by approximately 11.2% for the nine months ended September 30, 2015.

Assets and liabilities of our foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using period-end exchange rates. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a separate component of shareholders’ equity.  For the nine months ended September 30, 2016 and 2015, we recorded net gains (losses) from currency translation adjustments of $27.7 million and $(47.3) million, respectively. Gains and losses resulting from foreign currency transactions are reported in interest and other income (expense), net in the unaudited condensed consolidated statements of income and comprehensive income. Our foreign exchange losses, net were $1.6 million and $5.4 million for the nine months ended September 30, 2016 and 2015, respectively.

From time to time, we have entered into foreign exchange contracts designed to minimize the volatility that fluctuations in foreign currency have on our cash flows related to purchases and sales denominated in foreign currencies. Under these arrangements, we agree to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates typically with maturities of less than twelve months. These transactions are recorded at fair value with the corresponding gains and losses recorded in interest and other income (expense), net in the unaudited condensed consolidated statements of income and comprehensive income. At September 30, 2016 and December 31, 2015, we had foreign exchange contracts with notional amounts aggregating $38.3 million and $36.2 million, respectively. We will continue to evaluate our currency risks and in the future may utilize foreign currency contracts more frequently.

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

Impact of Commodity Prices

We are exposed to certain commodity risks associated with prices for various raw materials. The prices of copper and certain other raw materials, particularly niobium tin, used to manufacture superconductors have increased significantly over the last decade. Copper and niobium tin are the main components of low temperature superconductors and continued commodity price increases for copper and niobium as well as other raw materials may negatively affect our profitability. Periodically, we enter into commodity forward purchase contracts to minimize the volatility that fluctuations in the price of copper have on our sales of these products. At September 30, 2016 and December 31, 2015, we had fixed price commodity contracts with notional amounts aggregating $3.3 million and $2.0 million, respectively. We will continue to evaluate our commodity risks and may utilize commodity forward purchase contracts more frequently in the future.

Inflation

We do not believe inflation had a material impact on our business or operating results during any of the periods presented.

ITEM 4.                CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) by others within our organization to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2016.  Based on this evaluation, as a result of the material weakness in our internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2016.

At the time that our Annual Report on Form 10-K for the year ended December 31, 2015 was filed on February 29, 2016, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015. At the time that our Quarterly Report on Form 10-Q for the period ended March 31, 2016 was filed on May 6, 2016 and our Quarterly Report on Form 10-Q for the period ended June 30, 2016 was filed on August 5, 2016, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016 and June 30, 2016, respectively. Subsequent to these evaluations, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2015, March 31, 2016 and June 30, 2016, as the material weakness described below was determined to exist as of such dates. We will be filing an amendment to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and amendments to the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016 to reflect the conclusion by our management that our disclosure controls and procedures were not effective as of those dates, and that there was a material weakness in our internal control over financial reporting as of the end of the periods covered by these reports.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We did not design and maintain effective internal control over the accounting for income taxes, including the income tax provision and related tax assets and liabilities. Specifically, management did not design and maintain controls with a level of precision that would identify a material misstatement. This control deficiency resulted in immaterial errors to deferred tax assets and liabilities, income taxes payable and income tax expense accounts in the Company’s consolidated financial statements for the year ended December 31, 2015. These errors did not, individually or in the aggregate, result in a material misstatement of the Company’s consolidated financial statements and disclosures for any periods through and including the fiscal year ended December 31, 2015. However, this control deficiency could result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

Remediation Plans

During the nine months ended September 30, 2016, as part of our routine efforts to maintain adequate and effective internal control over financial reporting, we initiated and are implementing measures designed to improve our financial statement closing process and enhance certain internal controls processes and procedures. As indicated below, a number of these initiatives relate directly to strengthening our control over accounting for income taxes and address specific control deficiencies which contributed to the material weakness discussed above. As a result of these efforts, the Company believes it has made progress as of September 30, 2016 toward remediating the underlying causes of the material weakness. Specifically, the Company has undertaken the following steps to remediate the deficiencies underlying this material weakness:

•                  We augmented our tax accounting resources by adding personnel with specific international tax expertise to strengthen tax accounting review procedures in significant jurisdictions;

•                  We implemented procedures designed to improve the process and timeliness of tax return preparation in significant jurisdictions;

•                  We developed and implemented enhanced policies and procedures relating to account reconciliations and analysis;

•                  We are implementing close procedures at an interim period to allow for more timely and increased oversight by our management of the calculation and reporting of certain tax balances;

•                  We identified and implemented technology improvements designed to enhance the functionality of our tax provision software to automate tasks and control workflow; and

•                  We are reassessing the design of our tax review controls to identify areas where enhanced precision will help detect and prevent material misstatements.

We are committed to maintaining a strong internal control environment, and believe that these remediation efforts represent significant improvements in our control environment. The identified material weakness in internal control will not be considered fully remediated until the internal controls over these areas have been in operation for a sufficient period of time for our management to conclude that the material weakness has been fully remediated. The Company will continue its efforts to implement and test the new controls in order to make this final determination.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II                OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

The Korea Fair Trade Commission (“KFTC”) has conducted an investigation into improper bidding by Bruker Korea Co., Ltd. and several other companies in connection with bids for sales of X-ray systems in 2010 and 2012. Three of the bids under investigation involved Bruker Korea. We cooperated fully with the KFTC regarding this matter. In September 2016, the KFTC fined Bruker Korea approximately $15,000 and referred the matter for criminal prosecution. The potential range of penalties which may arise as a result of any criminal or other proceedings which may be brought by other Korean government agencies against us or our subsidiaries operating in Korea involving this matter could include the imposition of a criminal fine and a suspension of all or a portion of our operations from bidding for or conducting sales to Korean governmental agencies for a period of time.  At this time we cannot reasonably assess the timing or outcome of these matters or their effect, if any, on our business or results of operations.  Sales to customers in Korea were approximately 2% of our revenue for the year ended December 31, 2015.

ITEM 1A.             RISK FACTORS

The risk factors set forth below supplement the risk factors disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. In addition to these risk factors and the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Other than as set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our consolidated financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. As disclosed in this Quarterly Report on Form 10-Q for the period ended September 30, 2016, management identified a material weakness in our internal control over financial reporting over the accounting for income taxes, including the income tax provision and related tax assets and liabilities. Specifically, management did not design and maintain controls with a level of precision that would identify a material misstatement. This control deficiency resulted in immaterial errors to deferred tax assets and liabilities, income taxes payable and income tax expense accounts in the Company’s consolidated financial statements for the year ended December 31, 2015.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Although this material weakness has not required us to restate our financial results, if we are unable to satisfactorily address the deficiencies underlying this material weakness in a timely fashion, or if additional material weaknesses in our internal control over financial reporting are discovered or occur in the future, then our consolidated financial statements may contain material misstatements and we could be required to restate our financial results and the price of our common stock could be adversely impacted.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the third quarter of 2016.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares (or approximate dollar value) that May Yet Be Purchased Under the Plans or Programs (3)
July 1 - July 31, 2016	—	$—	—	$42,341,627
August 1 - August 31, 2016	861,440	22.23	838,751	23,693,686
September 1 - September 30, 2016	325,000	22.23	325,000	16,467,569
	1,186,440	$22.23	1,163,751

(1)         Includes (i) shares repurchased under a $225.0 million share repurchase program approved by the Board of Directors and announced on November 13, 2015 (the “Repurchase Program”), under which repurchases of common stock may occur from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, legal requirements and other considerations, (ii) 18,189 shares surrendered by participants under our long-term incentive plans to pay taxes upon vesting of restricted stock awards, and (iii) 4,500 shares purchased by Frank H. Laukien, the Company’s Chief Executive Officer and Chairman of the Board of Directors, which was previously disclosed on a Form 4 filed with the SEC on August 8, 2016.

(2)         Represents shares repurchased under the Repurchase Program.

(3)         The Repurchase Program authorizes purchases of up to $225.0 million of the Company’s common stock over a two-year period commencing November 12, 2015.  As of September 30, 2016, approximately $208.5 million of common shares have been repurchased. The Repurchase Program expires November 11, 2017 and can be suspended, modified or terminated at any time without prior notice.   The Company had previously announced on May 20, 2015 a program approved by the Board of Directors (the “Anti-Dilutive Repurchase Program”) under which repurchases were authorized in an amount intended to approximately offset, on an annual basis, the dilutive effect of shares that are or may be issued pursuant to stock option and restricted stock awards under our long-term incentive plans. The Anti-Dilutive Repurchase Program was suspended until January 1, 2017 upon the approval of the Repurchase Program.

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
101

The following materials from the Bruker Corporation Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income, (ii) the Unaudited Condensed Consolidated Balance Sheets, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows and (iv) Notes to the Unaudited Condensed Consolidated Financial Statements(1)

(1)         Filed herewith.

(2)         Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUKER CORPORATION

Date: November 9, 2016	By:	/s/ FRANK H. LAUKIEN, PH.D.
Frank H. Laukien, Ph.D.
President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 9, 2016	By:	/s/ ANTHONY L. MATTACCHIONE
Anthony L. Mattacchione
Chief Financial Officer and Senior Vice President (Principal Financial Officer)