Form 10-K/A
period 2015-12-31
BRUKER CORP
filed 2016-11-15
CIK 1109354

Use these links to rapidly review the document

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

BRUKER CORPORATION

ANNUAL REPORT ON FORM 10-K/A (Amendment No. 1)

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-K/A (this "Amendment No. 1") amends Bruker Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the "Original Filing"). The purpose of this Amendment No.1 is to (i) revise the Report of Independent Registered Public Accounting Firm of Ernst & Young LLP (the "Auditor's Report") contained in Part II, Item 9A of the Original Filing regarding the effectiveness of our internal control over financial reporting and amend the Report of Independent Registered Public Accounting Firm of Ernst & Young LLP contained in Part 1, Item 8 of the Original Filing to reflect such revision of the Auditor's Report and (ii) revise the disclosure on the effectiveness of our disclosure controls and procedures and the disclosure on our internal control over financial reporting in Part II, Item 9A of the Original Filing to reflect management's conclusion that our internal control over financial reporting and disclosure controls and procedures were not effective at December 31, 2015 due to a material weakness in our internal control over financial reporting identified subsequent to the issuance of the Original Filing.

        Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, we have included the entire text of Part I, Item 8 of the Original Filing in this Amendment No. 1. However, there have been no changes to the text of such item other than the change stated in the immediately preceding paragraph. Furthermore, there have been no changes to the XBRL data filed in Exhibit 101 of the Original Filing. Other than as described above and the inclusion with this Amendment No. 1 of new certifications by management, a new consent of Ernst & Young LLP, our former independent registered public accounting firm, and related amendments to the List of Exhibits contained in Part IV, Item 15 of the Original Filing, this Amendment No. 1 speaks only as of the date of the Original Filing and does not amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and our reports filed with the U.S. Securities and Exchange Commission ("SEC") subsequent to the Original Filing.

Part II

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Bruker Corporation

        We have audited the accompanying consolidated balance sheets of Bruker Corporation as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income (loss), statements of shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bruker Corporation's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2016, except for the effect of the material weakness described in the sixth paragraph of that report, as to which the date is November 15, 2016, expressed an adverse opinion thereon.

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

ITEM 9A    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        We have established disclosure controls and procedures that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) by others within our organization. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2015. Based on this evaluation, at the time our Annual Report on Form 10-K for the year ended December 31, 2015 was filed on February 29, 2016, our Chief Executive Officer and Chief Financial Officer had concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2015 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Subsequent to that evaluation, as a result of the material weakness in our internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2015. The Company is amending this Item 9A, as well as Part I, Item 4 of its Quarterly Reports on Form 10-Q for the periods ended March 31, 2016 and June 30, 2016, to reflect the conclusion by management that there was a material weakness in internal control over financial reporting as of the end of the periods covered by these reports.

Management's Report on Internal Control over Financial Reporting (restated)

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this evaluation, management identified a material weakness in internal control over financial reporting as of December 31, 2015, as described below.

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

        We did not design and maintain effective internal control over the accounting for income taxes, including the income tax provision and related tax assets and liabilities. Specifically, management did not design and maintain controls with a level of precision that would identify a material misstatement. This control deficiency resulted in immaterial errors to deferred tax assets and liabilities, income taxes payable and income tax expense accounts in the Company's consolidated financial statements for the year ended December 31, 2015. These errors did not, individually or in the aggregate, result in a material misstatement of the Company's consolidated financial statements and disclosures for any periods through and including the fiscal year ended December 31, 2015. However, this control deficiency could have resulted in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

        In Management's Report on Internal Control over Financial Reporting included in our original Annual Report on Form 10-K for the year-ended December 31, 2015, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, concluded that we maintained effective internal control over financial reporting as of December 31, 2015. We have subsequently concluded that the material weakness described above existed as of December 31, 2015. As a result, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria described above. Management therefore has restated its report on internal control over financial reporting.

        Ernst & Young LLP, our independent registered public accounting firm for the fiscal year ended December 31, 2015, has issued an attestation report expressing an adverse opinion on the effectiveness of our internal control over financial reporting which is included herein.

Remediation Plans

        During the nine months ended September 30, 2016 and through the date of this filing, as part of our routine efforts to maintain adequate and effective internal control over financial reporting, we initiated and are implementing measures designed to improve our financial statement closing process and enhance certain internal controls processes and procedures. As indicated below, a number of these initiatives relate directly to strengthening our control over accounting for income taxes and address specific control deficiencies which contributed to the material weakness. As a result of these efforts, as of the date of this filing the Company believes it has made progress toward remediating the underlying causes of the material weakness. Specifically, the Company has undertaken the following steps in 2016 to remediate the deficiencies underlying this material weakness:

  •
  We augmented our tax accounting resources by adding personnel with specific international tax expertise to strengthen tax accounting review procedures in significant jurisdictions;

  •
  We implemented procedures designed to improve the process and timeliness of tax return preparation in significant jurisdictions;

  •
  We developed and implemented enhanced policies and procedures relating to account reconciliations and analysis, including enhancing our documentation to reflect the control attributes that are performed;

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

        As discussed above, subsequent to the issuance of our consolidated financial statements as of and for the fiscal year ended December 31, 2015, our management determined that certain deficiencies in the Company's internal controls over financial reporting constitute a material weakness in our internal control over financial reporting. This material weakness existed as of December 31, 2015 and continues to exist as of the date of this filing.

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

        In our report dated February 26, 2016, we expressed an unqualified opinion that Bruker Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria. Management has subsequently identified a deficiency in controls related to the accounting for income taxes, including the income tax provision and related tax assets and liabilities, and has further concluded that such deficiency represented a material weakness as of December 31, 2015. As a result, management has restated its assessment, as presented in the accompanying Management's Report on Internal Control over Financial Reporting; to conclude that Bruker Corporation's internal control over financial reporting was not effective as of December 31, 2015. Accordingly, our present opinion on the effectiveness of Bruker Corporation's internal control over financial reporting as of December 31, 2015, as expressed herein, is different from that expressed in our previous report.

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. Management identified a material weakness in internal control over financial reporting relating to the accounting for income taxes, including the income tax provision and related tax assets and liabilities. Specifically, management did not design and maintain controls with a level of precision that would identify a material misstatement. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bruker Corporation as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2015 financial statements, and this report does not affect our report dated February 26, 2016 which expressed an unqualified opinion on those financial statements.

        In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Bruker Corporation has not maintained effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 26, 2016, except for the effect of the material weakness described in the sixth paragraph above, as to which the date is November 15, 2016

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

    (3)
    Exhibits

  (b)
  List of Exhibits

Incorporated by Reference (1)
Filed Herewith
Exhibit No.	Description		Form	Date
3.1	Amended Certificate of Incorporation of the Registrant		10-K	December 31, 2007
3.2	Bylaws of the Registrant		S-1	August 3, 2000
4.1	Specimen stock certificate representing shares of common stock of the Registrant		S-3	April 22, 2004
10.1†	Bruker Corporation 2010 Incentive Compensation Plan		S-8	June 4, 2010
10.2†	Bruker Corporation 2010 Incentive Compensation Plan Form of Incentive Stock Option Agreement		10-Q	June 30, 2010
10.3†	Bruker Corporation 2010 Incentive Compensation Plan Form of Non-Qualified Stock Option Agreement		10-Q	June 30, 2010
10.4†	Bruker Corporation 2010 Incentive Compensation Plan Form of Restricted Stock Agreement		10-Q	June 30, 2010

Incorporated by Reference (1)
Filed Herewith
Exhibit No.	Description		Form	Date
10.30	Amended and Restated Credit Agreement dated as of May 24, 2011 among the Company, Bruker AXS GmbH, Bruker Daltonik GmbH, Bruker Optik GmbH, Bruker Physik GmbH, Bruker BioSpin Invest AG, Bruker BioSpin AG and Bruker BioSpin International AG, the other foreign subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto, Deutsche Bank Securities Inc., Commerzbank Ag, New York, Grand Cayman And Stuttgart Branches and RBS Citizens, National Association, as Co-Documentation Agents, Bank of America, N.A. as Syndication Agent and JPMorgan Chase Bank, N.A., as Administrative Agent		8-K	May 25, 2011
10.31*	Note Purchase Agreement dated as of January 18, 2012.		8-K	January 18, 2012
10.34†	Bruker Energy & Supercon Technologies, Inc. 2009 Stock Option Plan		10-K	December 31, 2009
10.35†	Form of Bruker Energy & Supercon Technologies, Inc. Incentive Stock Option Agreement		10-K	December 31, 2009
10.36†	Form of Bruker Energy & Supercon Technologies, Inc. Non-Qualified Stock Option Agreement		10-K	December 31, 2009
10.40†	Letter agreement dated June 5, 2012 between Bruker Corporation and Charles F. Wagner, Jr		10-Q	June 30, 2012
10.41†	Employment offer letter agreement dated June 25, 2012 between Bruker Corporation and Juergen Srega		10-Q	March 31, 2013
10.42†	Amended employment agreement dated December 3, 2013 between Bruker Corporation and Thomas Bachmann		10-K	December 31, 2013

Incorporated by Reference (1)
Filed Herewith
Exhibit No.	Description		Form	Date
10.43*	Credit Agreement, dated October 27, 2015, by and among the Company and certain of its foreign subsidiaries as borrowers, Citizens Bank, N.A., Deutsche Bank Securities Inc. and TD Bank, N.A., as Co-Documentation Agents, Bank of America, N.A. and Wells Fargo Bank, National Association, as Co-Syndication Agents, JPMorgan Chase Bank, N.A., as Administrative Agent for itself and the other lenders party thereto, and the several banks or other financial institutions or entities from time to time party thereto as lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on the Form 8-K filed on October 27, 2015, File No. 000-30833)		8-K	October 27, 2015
10.44†	Employment agreement with an effective date of November 1, 2015 between Bruker Corporation and Dr. René Lenggenhager		10-Q	November 6, 2015
21.1**	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X
24.1**	Power of attorney
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

Incorporated by Reference (1)
Filed Herewith
Exhibit No.	Description		Form	Date
101**	The following materials from the Bruker Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income (Loss), (iii) Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows and (iv) Notes to the Condensed Consolidated Financial Statements

*
Certain portions have been omitted pursuant to an order granting confidential treatment and have been filed separately with the Securities and Exchange Commission.

**
Previously filed with the Annual Report on Form 10-K originally filed on February 29, 2016.

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

BRUKER CORPORATION
Date: November 15, 2016	By:	/s/ FRANK H. LAUKIEN, PH.D. Name: Frank H. Laukien, Ph.D. Title: President, Chief Executive Officer and Chairman