Form 10-Q/A
period 2016-06-30
BRUKER CORP
filed 2016-11-15
CIK 1109354

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) amends Bruker Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 (the “Original Filing”). The purpose of this Amendment No.1 is to revise Part I, Item 4 of the Original Filing to reflect management’s conclusion that our disclosure controls and procedures were not effective at June 30, 2016 due to a material weakness in our internal control over financial reporting identified subsequent to the issuance of the Original Filing.

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

PART I                                               FINANCIAL INFORMATION

ITEM 4.                                          CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) by others within our organization to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2016.  At the time that our Quarterly Report on Form 10-Q for the period ended June 30, 2016 was filed on August 5, 2016, our Chief Executive Officer and Chief Financial Officer had concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2016 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Subsequent to that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2016, as the material weakness described below was determined to exist as of June 30, 2016.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1	Bruker Corporation 2016 Incentive Compensation Plan Form of Incentive Stock Option Award Agreement(3)
10.2	Bruker Corporation 2016 Incentive Compensation Plan Form of Non-Qualified Stock Option Award Agreement(3)
10.3	Bruker Corporation 2016 Incentive Compensation Plan Form of Restricted Stock Unit Award Agreement(3)
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)
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

(2)         Furnished herewith.

(3)         Previously filed with the Quarterly Report on Form 10-Q originally filed on August 5, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUKER CORPORATION

Date: November 15, 2016	By:	/s/ FRANK H. LAUKIEN, PH.D.
Frank H. Laukien, Ph.D.
President, Chief Executive Officer and Chairman
(Principal Executive Officer)