Form 10-K
period 2016-12-31
BRUKER CORP
filed 2017-03-01
CIK 1109354

Use these links to rapidly review the document

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the fiscal year ended December 31, 2016
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2016 (the last business day of the registrant's most recently completed second fiscal quarter) was $2,392,086,523, based on the reported last sale price on the Nasdaq Global Select Market. This amount excludes an aggregate of 56,316,142 shares of common stock held by officers and directors and each person known by the registrant to own 10% or more of the outstanding common stock of the registrant as of June 30, 2016. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant. The number of shares of the registrant's common stock outstanding as of February 24, 2017 was 159,884,435.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the information required by Part III of this report (Items 10, 11, 12, 13 and 14) are incorporated by reference from the registrant's definitive Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed within 120 days of the close of the registrant's fiscal year.

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

PART I

ITEM 1    BUSINESS

Our Business

        We are a developer, manufacturer and distributor of high-performance scientific instruments and analytical and diagnostic solutions that enable our customers to explore life and materials at microscopic, molecular and cellular levels. Many of our products are used to detect, measure and visualize structural characteristics of chemical, biological and industrial material samples. Our products address the rapidly evolving needs of a diverse array of customers in life science research, pharmaceuticals, biotechnology, applied markets, cell biology, clinical research, microbiology, in-vitro diagnostics, nanotechnology and materials science research. Our technology platforms include magnetic resonance technologies, mass spectrometry technologies, gas and liquid chromatography triple quadrupole mass spectrometry technologies, X-ray technologies, spark-optical emission spectroscopy, atomic force microscopy, stylus and optical metrology technology, fluorescence optical microscopy and infrared and Raman molecular spectroscopy technologies. We also develop, manufacture and distribute a broad range of field analytical systems for chemical, biological, radiological, nuclear and explosives, or CBRNE, detection. We also develop, manufacture and market high and low temperature superconducting materials and devices based primarily on metallic low temperature superconductors. Our corporate headquarters are located in Billerica, Massachusetts. We maintain major technical and manufacturing centers in Europe and North America, and we have sales offices located throughout the world.

Business Segments

        We have two reportable segments, Bruker Scientific Instruments (BSI), which represented approximately 93% of our revenues during the year ended December 31, 2016, and Bruker Energy & Supercon Technologies (BEST), which represented the remainder of our revenues. Within BSI, we are organized into three operating segments: the Bruker BioSpin Group, the Bruker CALID Group and the Bruker Nano Group. For financial reporting purposes, the Bruker BioSpin, Bruker CALID and Bruker Nano operating segments are aggregated into the BSI reportable segment because each has similar economic characteristics, production processes, service offerings, types and classes of customers, methods of distribution and regulatory environments.

BSI Segment

  Bruker BioSpin Group

        The Bruker BioSpin Group comprises the Bruker Magnetic Resonance, Applied Industrial and Clinical, Preclinical Imaging and Service and Lifecycle Support Divisions and designs, manufactures and distributes enabling life science tools based on magnetic resonance technology. Magnetic resonance is a natural phenomenon occurring when a molecule placed in a magnetic field gives off a signature radio frequency. The signature radio frequency is characteristic of the particular molecule and provides a multitude of precise chemical and structural information. Depending on the intended application, we market and sell to our customers a NMR system or an EPR system (each as defined below).

        Bruker BioSpin also manufactures and sells single and multiple modality systems using MRI, PET, SPECT, CT, MPI (each as defined below) and optical imaging technologies to preclinical markets. Bruker BioSpin's products, which have particular application in structural proteomics, drug discovery, pharmaceutical and biotechnology research and production, and food and materials science fields, provide customers with the ability to determine the structure, dynamics, and function of specific molecules, such as proteins, and to characterize and determine the composition of mixtures.

        The vast majority of Bruker BioSpin's revenues are generated by academic and government research customers. Other customers include pharmaceutical and biotechnology companies and nonprofit laboratories, as well as chemical, food and beverage, clinical and polymer companies.

        During 2016, we launched a number of new products and technologies, including NMR pesticide and toxscreener profiling systems, NMR minispec technology and an optimized CryoProbe, as well as next generation software for our existing products. We also installed the first shielded ultra-high field one gigahertz nuclear magnetic resonance system.

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

  Bruker CALID Group

        The Bruker CALID Group comprises the Bruker Daltonics Division, which is a combination of the former Life Sciences and Clinical (LSC) and Chemical and Applied Markets (CAM) Divisions, and the Bruker Detection and Bruker Optics Divisions. The Bruker Daltonics Division primarily designs, manufactures and distributes life science mass spectrometry, or MS, instruments that can be integrated and used along with other sample preparation or chromatography instruments. These products are used in research, pharmaceutical and biotechnology development and clinical diagnostic settings. Mass spectrometers are sophisticated devices that measure the mass or weight of a molecule and can provide accurate information on the identity, quantity and primary structure of molecules. Mass spectrometry based solutions often combine advanced mass spectrometry instrumentation, automated sampling and sample preparation robots, reagent kits and other disposable products used in conducting tests, or assays, and bioinformatics software. We offer mass spectrometry systems and integrated solutions for applications in multiple existing and emerging life science markets and chemical and applied markets, including expression proteomics, clinical proteomics, metabolic and peptide biomarker profiling, drug discovery and development, molecular diagnostics research and molecular and systems biology, as well as basic molecular medicine research and clinical microbiology (for IVD use only in certain countries and certain configurations).

        The Bruker Detection Division supplies various systems based on mass spectrometry, ion mobility spectrometry, infrared spectroscopy and radiological/nuclear detectors for Chemical, Biological, Radiological, Nuclear and Explosive (CBRNE) detection in emergency response, homeland security and defense applications.

        The Bruker Optics Division manufactures and distributes research, analytical and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy technologies. These products are utilized in industry, government and academia for a wide range of applications and solutions for life science, pharmaceutical, food and agricultural analysis, quality control and process analysis applications. Infrared and Raman spectroscopy are widely used in both research and industry as simple, rapid, nondestructive and reliable techniques for applications ranging from basic sample identification and quality control to advanced research. The Bruker Optics Division also utilizes Fourier transform and dispersive Raman measurement techniques on an extensive range of laboratory and process spectrometers. The Bruker Optics Division's products are complemented by a wide range of sampling accessories and techniques, which include, among others microanalysis and high-throughput screening to help users find suitable solutions to analyze their samples effectively.

        Customers of our Bruker CALID Group include pharmaceutical, biotechnology and diagnostics companies, contract research organizations, academic institutions, medical schools, nonprofit or for-profit forensics, agriculture, food and beverage safety, environmental and clinical microbiology laboratories, hospitals and government departments and agencies.

        During 2016, we launched a number of new mass spectrometry based product solutions, including the timsTOF™</I 02 13>, which is a research grade instrument for optimal separation and analysis of unresolved compounds and conformations. We also introduced the rapifleX MALDI PharmaPulse™</I 02 13> designed to assist in the acceleration of drug discovery. We also expanded the Raman product line with the introduction of the Senterra II, which is an easy-to-use confocal multi-laser imaging microscope. Software releases accompanied our instrument solutions launches in 2016.

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

  •
  NIR—Near-infrared spectroscopy; and

  •
  Raman—Raman spectroscopy.

        MALDI-TOF mass spectrometers utilize an ionization process to analyze solid samples using a laser that combines high sample throughput with high mass range and sensitivity. Our MALDI-TOF mass spectrometers are particularly useful for applications in clinical diagnostics, environmental and taxonomical research and food processing and quality control. Specific applications include: oligonucleotide and synthetic polymer analysis; protein identification and quantification; peptide de novo sequencing; determination of post-translational modifications of proteins; interaction proteomics and protein function analysis; drug discovery and development; and fast body fluid and tissue peptide or protein biomarker detection. MALDI mass spectrometry allows users to classify and identify microorganisms quickly and reliably with minimal sample preparation efforts and life cycle costs. Our MALDI Biotyper solution, which serves the clinical microbiology market, enables identification, taxonomical classification or dereplication of microorganisms like bacteria, yeasts and fungi. In 2016, we acquired a manufacturer of molecular assays, to broaden the Company's product offering and build up a second leg for Bruker´s microbiology business, enter the molecular testing market, and leverage the large installed maldi-biotyper (MBT) base to lower the entry hurdle for PCR-MALDI assays.

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

  Bruker Nano Group

        The Bruker Nano Group comprises the Bruker AXS, Bruker Nano Surfaces, Bruker Nano Analytics and Bruker Semiconductor Divisions. The Bruker AXS Division designs, manufactures and distributes advanced X-ray instruments that use electromagnetic radiation with extremely short wavelengths to determine the characteristics of matter and the three-dimensional structure of molecules. This includes a product portfolio that comprises instruments based on X-ray fluorescence spectroscopy (XRF), X-ray diffraction (XRD) and X-ray micro computed tomography (µCT), as well as spark optical emission spectroscopy systems (S-OES) used to analyze the concentration of elements in metallic samples.

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

        The Bruker Nano Analytics Division manufactures and markets analytical tools for electron microscopes, including energy-dispersive X-ray spectrometers (EDS), electron backscatter diffraction systems (EBSD) and µCT accessories, as well as mobile and bench-top micro X-ray fluorescence (µXRF), total reflection X-ray fluorescence spectrometers (TXRF) and handheld, portable and mobile X-ray fluorescence (HMP-XRF) spectrometry instruments.

        The Bruker Semiconductor Division manufactures and markets X-ray metrology and defect-detection equipment for semiconductor process control.

        Customers of our Bruker Nano Group include biotechnology and pharmaceutical companies, academic institutions, governmental customers, nanotechnology companies, semiconductor companies, raw material manufacturers, industrial companies and other businesses involved in materials analysis.

        During 2016, we introduced an all optical simultaneous 3D simulation and multiphoton imaging system for optogenetics, which is used for multi-cell brain research, and a handheld elemental analyzer system for advanced applications and research. We also released next generation models of several products, including the EBSD Detectors and software.

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

        XRD systems investigate polycrystalline samples or thin films with single wavelength X-rays. The atoms in the polycrystalline sample scatter the X-rays to create a unique diffraction pattern recorded by a detector. Computer software processes the pattern and produces a variety of information, including stress, texture, qualitative and quantitative phase composition, crystallite size, percent crystallinity and layer thickness, composition, defects and density of thin films and semiconductor material. Our XRD systems contribute to a reduction in the development cycles for new products in the catalyst, polymer, electronic, optical material and semiconductor industries. Customers also use our XRD systems academic and government research facilities, as well as a variety of other fields, including forensics, art and archaeology.

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

        AFM systems provide atomic or near-atomic resolution of material surface topography using a nano-scale probe that is brought into light contact with the sample being investigated. In addition to presenting a surface image, AFM can also provide quantitative nano-scale measurements of feature sizes, material properties, electrical information, chemical properties and other sample characteristics. Our AFM systems are used for applications in academic and governmental materials and biological research and semiconductor, data storage hard drive, LED, battery, solar cells, polymers, and pharmaceutical product development and manufacturing.

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

Sales and Marketing

        We maintain direct sales forces throughout North America, Europe, Russia, China, Japan, Asia Pacific and Australia. We also utilize indirect sales channels to reach customers. We have various international distributors, independent sales representatives, and various other representatives in parts of Asia, Latin America, Africa, the Middle East and Eastern Europe. These entities augment our direct sales force and provide coverage in areas where we do not have direct sales personnel. In addition, we have adopted a distribution business model in which we engage in strategic distribution alliances with other companies to address certain market segments. The sales cycle for our products is dependent on the size and complexity of the system and budgeting cycles of our customers. Our sales cycle is typically three to twenty four months for academic and high-end research products and two weeks to six months for industrial products. The sales cycle of our low temperature superconducting materials is typically four to twelve months, with cycles of certain high-end materials exceeding one year. Sales of our high-end NMR and superconducting devices typically take more than one year and certain large, complex contracts can take more than two years to complete.

        We have well-equipped applications and demonstration facilities and qualified application personnel who assist customers and provide product demonstrations in specific application areas. We maintain our primary demonstration facilities at our production facilities, as well as in other key market locations.

Seasonal Nature of Business

        Historically we have higher levels of revenue in the fourth quarter and lower levels of revenues in the first quarter of the year, which we believe is influenced by our customers' budgeting cycles.

Major Customers

        The Company has a broad and diversified customer base and we do not depend on any single customer. No single customer accounted for more than 10% of revenue in any of the last three fiscal years or more than 10% of accounts receivable as of December 31, 2016 or 2015.

Competition

        Our existing products and solutions and any products and solutions that we develop in the future may compete in multiple, highly competitive markets. In addition, there has been a trend towards consolidation in our industries and many of our competitors have substantially greater financial, technical and marketing resources than we do. Our competitors may succeed in developing and offering products that could render our products or those of our strategic partners obsolete or noncompetitive. Our competitors may also have cost and price advantages based upon the value of their currencies compared with the U.S. dollar or Euro. In addition, many of these competitors have significantly more experience in the life sciences, chemical and materials markets. Our ability to compete successfully will depend on our ability to develop proprietary products that reach our target markets in a timely manner and are technologically superior to and/or less expensive, or more cost effective, than products marketed by our competitors. Current competitors or other companies may possess or develop technologies and products that are more effective than ours. Our technologies and products may be rendered obsolete or uneconomical by technological advances or by entirely different approaches developed by one or more of our competitors.

        We also compete with companies that provide analytical or automation tools based on other technologies. These technologies may prove to be more successful in meeting demands in the markets that our products and solutions serve. In addition, other companies may choose to enter our fields in the future. We believe that the principal competitive factors in our markets are technology-based applications expertise, product specifications, functionality, reliability, marketing expertise, distribution capability, proprietary patent portfolios and cost effectiveness.

BSI Segment

        Bruker BioSpin competes with companies that offer magnetic resonance spectrometers, mainly JEOL and Oxford Instruments. In the field of preclinical imaging, Bruker BioSpin competes with Perkin Elmer, Mediso, Trifoil, MR Solutions, RS2D, Visualsonics (Fuji Film) and others. Bruker CALID competes with a variety of companies that offer mass spectrometry based systems. Bruker CALID's competitors in the life science markets and chemical and applied markets include Danaher, Agilent, GE-Healthcare, Waters, Thermo Fisher Scientific, Shimadzu, Hitachi and JEOL. In the microbiology market, we compete with Biomerieux. Bruker CALID's CBRNE detection customers are highly fragmented, and we compete with a number of companies in this area, of which the most significant competitor is Smiths Detection. Bruker CALID also competes with a variety of companies that offer molecular spectrometry based systems, including Thermo Fisher Scientific, PerkinElmer, Agilent, Foss, ABB Bomem, Buchi, Shimadzu and Jasco. In addition, there are several smaller companies, specializing in various markets, with which we compete frequently. Bruker Nano competes with companies that offer analytical X-ray solutions, OES systems, AFM and SOM systems and optical fluorescence systems, primarily Rigaku, Oxford Instruments, Agilent, Thermo Fisher Scientific, Ametek's Spectro and Edax divisions, PANalytical, Olympus, Nikon, Zeiss and Danaher's Leica business.

BEST Segment

        BEST competes with Luvata and Jastec Co., Ltd. in low temperature superconducting materials. In addition, BEST competes with Fujikura, SuperPower (a Furukawa company), Superconductor Technologies Inc. and SuNam Co., Ltd. in the market for second generation high temperature superconducting materials. BEST further competes with Zanon, Mitsubishi Electric and AES in the development and supply of accelerator cavities, with Thales, Toshiba and CPI International in the development and supply of radio frequency couplers, with Mitsubishi Heavy Industries in the development and supply of superconducting accelerator modules and with AES and Thales for electron linear accelerators.

Manufacturing and Supplies

        Several of our manufacturing facilities are certified under ISO 9001:2008 and ISO 13485, an international quality standard. We manufacture and test our magnetic resonance products at our facilities in Faellanden, Switzerland; Wissembourg, France; and Karlsruhe, Germany. We manufacture and test our preclinical imaging products at our facilities in Ettlingen, Germany; Wissembourg, France; Kontich, Belgium; and Faellanden, Switzerland. We manufacture and test our mass spectrometry products, including CBRNE detection products, at our facilities in Bremen, Germany and Leipzig, Germany. We principally manufacture and test our molecular spectroscopy products at our facilities in Ettlingen, Germany. We manufacture and test our X-ray, OES and AFM products at our facilities in Karlsruhe, Germany; Berlin, Germany; Madison, Wisconsin, U.S.A.; Santa Barbara, California, U.S.A.; Kennewick, Washington, U.S.A.; and Migdal Ha'Emek, Israel. We manufacture and test the majority of our energy and superconducting products at our facilities in Hanau, Germany; Bergisch Gladbach, Germany; Perth, Scotland and Carteret, New Jersey, U.S.A. Manufacturing processes at our facilities in Europe, Israel and California, U.S.A. include all phases of manufacturing, such as machining, fabrication, subassembly, system assembly, and final testing. Our other facilities primarily perform high-level assembly, system integration and final testing. We typically manufacture critical components in-house to ensure key competence. Over the last three years, we have been in the process of outsourcing the manufacturing of various non-critical components, such as circuit boards and certain electronics, to third party contract manufacturers as part of our cost saving initiatives.

        We purchase materials and components from various suppliers that are either standard products or built to our specifications. We obtain some of the components included in our products from a limited group of suppliers or from a single-source supplier for items such as charge coupled device area detectors, X-ray tubes, robotics, infrared optics and others. Bruker AXS has an ongoing collaboration and joint development project with the Siemens Medical Solutions Vacuum Technology Division in Germany for the development of X-ray tubes. Some Bruker AXS subsidiaries, Bruker Nano GmbH and Bruker AXS Handheld Inc. presently procure key X-ray detector chips and certain OES optical detectors and miniaturized X-ray sources from single-source suppliers. In addition, BEST sources niobium titanium and other niobium products from a single supplier.

Research and Development

        We commit substantial capital and resources to internal and collaborative research and development projects in order to provide innovative products and solutions to our customers. We conduct research primarily to enhance system performance and improve the reliability of existing products, and to develop revolutionary new products and solutions. We expensed $149.0 million (9.2% of revenue), $145.7 million (9.0% of revenue) and $174.2 million (9.6% of revenue) in 2016, 2015 and 2014, respectively, for research and development purposes. Our research and development efforts are conducted for the relevant products within each of the operating segments, as well as in collaboration with others on areas such as microfluidics, automation and workflow management software. We have been the recipient of government grants from Germany and the U.S. for various projects related to early-stage research and development. We have generally retained, at a minimum, non-exclusive rights to any items or enhancements we develop under these grants. The German government requires that we use and market technology developed under grants in order to retain our rights to the technology. We have also accepted some sponsored research contracts from private sources.

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

        The Bruker CALID Group maintains technical competencies in core mass spectrometry technologies and capabilities, including: MALDI, ESI, EI/CI ion sources; TOF, TOF/TOF, ion traps, FTMS, quadrupole and IMS analyzers; and bioinformatics and related software. Recent projects include the rapifleX MALDI Tissuetyper, Bruker Daltonics' high-throughput MALDI imaging solution that provides enhanced high-resolution molecular information and distribution in tissues. The Bruker CALID Group also maintains technical competencies in core vibrational spectroscopy technologies and capabilities, including FT-IR, NIR and Raman. Recent projects include the innovative timsTOF mass spectrometers for separation and analysis of unresolved compounds and conformations.

        The Bruker Nano Group maintains technical competencies in core X-ray technologies and capabilities, including detectors used to sense X-ray and X-ray diffraction patterns, X-ray sources and optics that generate and focus the X-rays, robotics and sample handling equipment that holds and manipulates the experimental material, and software that generates the structural data. Recent projects include refining next-generation high brilliancy optics and microsources, developing new high-power X-ray sources for X-ray diffraction and protein crystallography applications, developing a TXRF system for trace element analysis in semiconductor metrology, developing a new large solid angle, high-resolution, high-throughput energy dispersive X-ray detector for microanalysis, creating a high sensitivity area detector system and developing other solution-based technologies and software applications, including a product for X-ray scattering investigations of protein crystals. The Bruker Nano Group also has competencies in atomic force microscopy (AFM) technology, which involve sub-angstrom level position and motion control, as well as sub-pico newton force control. The Bruker Nano Group technologies also include 3D optical inference based microscopy, stylus profilometry, tribology testing, nano-indentation, optical fluorescence two-photon microscopy, multipoint scanning microscopy and high-speed, 3D super-resolution florescence microscopy. Recent innovations include elemental analyzer systems for advanced applications and research and simultaneous, all-optical stimulation and imaging platform for neuroscience applications.

BEST Segment

        The research and development performed in the BEST Segment is primarily conducted at our facilities in Hanau, Bergisch Gladbach and Alzenau, Germany and Carteret, New Jersey, U.S.A. BEST maintains technical competencies in the production and development of low and high temperature superconducting materials and devices.

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

        Prior to introducing a product in the United States, our Bruker AXS subsidiary provides notice to the U.S. Food and Drug Administration, or FDA, in the form of a Radiation Safety Initial Product Abbreviated Report, which provides identification information and operating characteristics of the product. If the FDA finds that the report is complete, it provides approval in the form of what is known as an accession number. Bruker AXS may not market a product until it has received an accession number. In addition, Bruker AXS submits an annual report to the FDA that includes the radiation safety history of all products it sells in the United States. Bruker AXS is required to report to the FDA incidents of accidental exposure to radiation arising from the manufacture, testing, or use of any of its products. Bruker AXS also reports installations of its products to state government regulatory agencies responsible for the regulation of radiation emitting devices. For sales in Germany, Bruker AXS registers each system with the local authorities. In some countries where Bruker AXS sells systems, Bruker AXS uses the license we obtained from the federal authorities in Germany to assist it in obtaining a license from the country in which the sale occurs. In addition, as indicated above, we are subject to various other foreign and domestic environmental, health and safety laws and regulations in connection with our operations. Apart from these areas, we are subject to the laws and regulations generally applicable to businesses in the jurisdictions in which we operate.

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

        Certain of our clinical products are subject to regulation in the United States by the FDA and by similar regulatory bodies in other countries where such products are sold. For example, our MALDI Biotyper CA system is subject to regulation by the FDA and our IVD-CE Certified MALDI BioTyper system is subject to regulation in the European Union under the provisions of Directive 98/79/EC. These, and similar local regulations elsewhere in the world, govern a wide variety of product-related activities, from quality management, design and development to labeling, manufacturing, promotion, sales and distribution. As such, we continually invest in our manufacturing infrastructure to gain and maintain certifications necessary for the relevant level of regulatory clearance.

Working Capital Requirements

        There were no credit terms extended to customers that would have a material adverse effect on our working capital.

        We recognize revenue from system sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, title and risk of loss has been transferred to the customer, and collectability of the resulting receivable is reasonably assured. Title and risk of loss generally transfers upon shipping terms, or for certain systems, based upon customer acceptance for a system that has been delivered to the customer and installed at a customer facility. For systems that include customer-specific acceptance criteria, we are required to assess when we can demonstrate the acceptance criteria has been met, which generally is upon successful factory acceptance testing or customer acceptance and evidence of installation. Systems that have been shipped to customers, but not yet accepted by the customer, are included as finished goods in-transit. Finished goods in-transit was $37.5 million and $44.7 million at December 31, 2016 and 2015, respectively. We also have well-equipped applications and demonstration facilities and qualified application personnel who assist customers and provide product demonstrations in specific application areas. In total, we held $34.8 million and $38.8 million of demonstration inventory at December 31, 2016 and 2015, respectively.

Backlog

        Our backlog consists of firm orders under non-cancellable purchase orders received from customers. Total system backlog at December 31, 2016 and 2015 was approximately $932 million and $856 million, respectively. We anticipate that approximately 78% of the backlog as of December 31, 2016 will be filled in 2017. We experience variable and fluctuating revenues in the first three quarters of the year, while our fourth quarter revenues have historically been stronger than the rest of the year. As a result, backlog on any particular date can be indicative of our short-term revenue performance, but is not necessarily a reliable indicator of long-term revenue performance.

Employees

        As of December 31, 2016 and 2015, we had approximately 6,000 full-time employees worldwide. Of these employees, approximately 1,075 and 980 were located in the United States as of December 31, 2016 and 2015, respectively. Our employees in the United States are not unionized or affiliated with any labor organizations. Employees based outside the U.S. are primarily located in Europe, with labor unions primarily in Germany and France. Several of our international subsidiaries are parties to contracts with labor unions and workers' councils. We believe that we have good relationships with our employees and the workers' councils.

        As of December 31, 2016, we had approximately 2,975 employees in production and distribution, 1,500 employees in selling and marketing and 940 employees in research and development, with general and administrative employees representing the remainder. As of December 31, 2015, we had approximately 2,880 employees in production and distribution, 1,490 employees in selling and marketing and 950 employees in research and development, with general and administrative employees representing the remainder.

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

        Our website is located at www.bruker.com. We make available free of charge through this website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The contents of our website are not incorporated into this report.

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

        In addition to the foreign currency exposure associated with differences between where our products are manufactured and sold by us and our competitors, our exposure to currency exchange rate fluctuations results from the currency translation exposure associated with the preparation of our consolidated financial statements, as well as from the exposure associated with transactions of our subsidiaries that are denominated in a currency other than the respective subsidiary's functional currency. While our financial results are reported in U.S. Dollars, the financial statements of many of our subsidiaries outside the U.S. are prepared using the local currency as the functional currency. During consolidation, these results are translated into U.S. Dollars by applying appropriate exchange rates. As a result, fluctuations in the exchange rate of the U.S. Dollar relative to the local currencies in which our foreign subsidiaries report could cause significant fluctuations in our reported results. Moreover, as exchange rates vary, revenue and other operating results may differ materially from our expectations. The unfavorable effects of changes in currency exchange rates decreased our 2016 and 2015 revenues by approximately $8.3 million or 0.5% and $184.4 million, or 10.2%, respectively. Adjustments resulting from financial statement translations are included as a separate component of shareholders' equity. In the year ended December 31, 2016, we recorded net losses from currency translation adjustments of $27.6 million. In the year ended December 31, 2015, we recorded net losses from currency translation adjustments of $63.8 million.

        Additionally, to the extent monetary assets and liabilities, including cash and debt, are held in a different currency than the reporting subsidiary's functional currency, fluctuations in currency exchange rates may have a significant impact on our reported financial results, and may lead to increased earnings volatility. We may record significant gains or losses related to both the translation of assets and liabilities held by our subsidiaries into local currencies and the remeasurement of inter-company receivables and loan balances.

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

        Our revenue from U.S. operations represented approximately 27% and 23% of total consolidated revenue for fiscal 2016 and 2015, respectively. Our revenue from operations in Europe represented approximately 36% and 42% of total consolidated revenue for the corresponding periods. Our revenue from operations in the Asia Pacific region represented approximately 28% and 26% of total consolidated revenue for the corresponding periods. If economic growth in the major countries in which we conduct our businesses slows or does not improve, current economic conditions do not improve or deteriorate further, or if the level of government funding for scientific research is reduced, our current or potential customers may delay or reduce purchases which could, in turn, result in reductions in sales of our products, materially and adversely affecting our results of operations and cash flows.

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

        International sales account, and are expected to continue to account, for a significant portion of our total revenues. Our revenue from non-U.S. operations represented approximately 73% and 77% of our total consolidated revenue for fiscal 2016 and 2015, respectively. Our international operations are, and will continue to be, subject to a variety of risks associated with conducting business internationally, many of which are beyond our control. These risks, which may adversely affect our ability to achieve and maintain profitability and our ability to sell our products internationally, include:

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

We could be negatively impacted by proposed changes to the current tax treatment of corporations.

        The present federal income tax treatment of corporations may be modified by legislative, administrative or judicial changes or interpretations at any time. For example, the current U.S. administration has called for substantial change to fiscal and tax policies, which may include comprehensive tax reform and a reduction of the corporate statutory tax rate. A decline in the federal corporate tax rate may lower our income tax provision while other changes regarding the deductibility of costs of products made outside of the United States that are later sold in the United States may increase our income tax provision. If the President and Congress of the United States approve comprehensive tax reform, current tax positions taken by us could be at risk. We are unable to predict whether or when any of these changes, or other proposals, will ultimately be enacted.

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in material misstatements in our consolidated financial statements.

        Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. As disclosed in our Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2015, in our Amendments No.1 to our Quarterly Reports for the periods ended March 31, 2016 and June 30, 2016, Quarterly Report on Form 10-Q for the period ended September 30, 2016, and this Annual Report on Form 10-K for the year ended December 31, 2016, management identified a material weakness in our internal control over financial reporting over the accounting for income taxes, including the income tax provision and related tax assets and liabilities. Specifically, management did not design and maintain controls with a level of precision that would identify a material misstatement. This control deficiency resulted in immaterial errors to deferred tax assets and liabilities, income taxes payable and income tax expense accounts in the Company's consolidated financial statements for the year ended December 31, 2015.

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

        Our strategy includes expanding our technology base and product offerings through selected mergers, acquisitions and strategic alliances. For example, since 2014 to December 31, 2016, we have completed the acquisition of seven businesses to expand our technologies and product offerings.

        Successful integration of the businesses we acquire involves a number of risks, including, among others, risks related to:

  •
  coordinating or consolidating geographically separate organizations and integrating personnel with different business backgrounds and corporate cultures;

  •
  integrating previously autonomous departments in sales and marketing, distribution, accounting and administrative functions, and information and management systems;

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

        We have recorded goodwill, intangible assets and other long-lived assets which must be periodically evaluated for potential impairment. We assess the realizability of the reported goodwill, intangible assets and other long-lived assets annually, as well as whenever events or changes in circumstances indicate that the assets may be impaired. These events or circumstances generally include operating losses or a significant decline in the earnings associated with the reporting unit these assets are reported within. A decline in our stock price and market capitalization may also cause us to consider whether goodwill, intangible assets and other long-lived assets may require an impairment assessment. Our ability to realize the value of these assets will depend on the future cash flows of the reporting unit in addition to how well we integrate the businesses we acquire. We have recorded impairment losses of $0.8 million, $4.6 million and $11.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

If our products fail to achieve and sustain sufficient market acceptance across their broad intended range of applications, we will not generate expected revenue.

        Our business strategy depends on our ability to successfully commercialize a broad range of products based on our technology platforms, including magnetic resonance technology, pre-clinical imaging technology, mass spectrometry technology, X-ray technology, atomic force microscopy technology, stylus and optical metrology technology, fluorescence microscopy technology, infrared and superconducting magnet technologies for use in a variety of life science, chemistry and materials analysis applications. Some of our products have only recently been commercially launched and have achieved only limited sales to date. The commercial success of our products depends on obtaining and expanding market acceptance by a diverse array of industrial, academic, clinical, pharmaceutical, biotechnology, medical research and governmental customers around the world. We may fail to achieve or sustain substantial market acceptance for our products across the full range of our intended applications or in one or more of our principal intended applications. Any such failure could decrease our sales and revenue. To succeed, we must convince substantial numbers of potential customers to invest in new systems or replace their existing techniques with techniques employing our systems. Limited funding available for capital acquisitions by our customers, as well as our customers' own internal purchasing approval policies, could hinder market acceptance of our products. Our intended customers may be reluctant to make the substantial capital investment generally needed to acquire our products or to incur the training and other costs involved with replacing their existing systems with our products. We also may not be able to convince our intended customers that our systems are an attractive and cost-effective alternative to other technologies and systems for the acquisition, analysis and management of molecular, cellular and microscopic information. Additionally, if ethical and other concerns surrounding the use of genetic information, gene therapy or genetically modified organisms become widespread, we may have less demand for our products. Because of these and other factors, our products may fail to gain or sustain market acceptance.

Our products compete in markets that are subject to rapid technological change, and one or more of the technologies underlying our products could be made obsolete by new technology.

        The market for discovery and analysis tools is characterized by rapid technological change and frequent new product introductions. Rapidly changing technology could make some or our entire product lines obsolete unless we are able to continually improve our existing products and develop new products. Because substantially all of our products are based on our technology platforms, including magnetic resonance technology, mass spectrometry technology, X-ray technology, atomic force microscopy technology, fluorescence microscopy technology, stylus and optical metrology technology and infrared technology, we are particularly vulnerable to any technological advances that would make these techniques obsolete as the basis for analytical systems in any of our markets. To meet the evolving needs of our customers, we must rapidly and continually enhance our current and planned products and services and develop and introduce new products and services. In addition, our product lines are based on complex technologies which are subject to rapid change as new technologies are developed and introduced in the marketplace. We may have difficulty in keeping abreast of the rapid changes affecting each of the different markets we serve or intend to serve. If we fail to develop and introduce products in a timely manner in response to changing technology, market demands or the requirements of our customers, our product sales may decline, and we could experience significant losses. Currently in our backlog, we have orders totaling $102.0 million for ultra-high field magnets. If we are unable to reach the technical feasibility for these magnets, we will be unable to fulfill customer orders where alternate arrangements have not been provided for in customer contracts. Additional risks include extraordinary warranty expenses, rework and potential inventory write-offs.

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

We face substantial competition.

        We face substantial competition in our industries and we expect that competition in all of our markets will increase further. Currently, our principal competition comes from established companies providing products using existing technologies that perform many of the same functions for which we market our products. A number of our competitors have expanded their market share in recent years through business combinations. Other companies also may choose to enter our fields in the future. Our competitors may develop or market products that are more effective or commercially attractive than our current or future products or that may render our products obsolete. Competition has in the past subjected, and is likely in the future to subject, our products to pricing pressure. Many of our competitors have more experience in the market and substantially greater financial, operational, marketing and technical resources than we do, which could give them a competitive edge in areas such as research and development, production, marketing and distribution. Our ability to compete successfully will depend, in part, on our ability to develop proprietary products that reach the market in a timely manner and are technologically superior to, less expensive than, or more cost-effective than, other currently marketed products.

If we lose our strategic partners, our marketing and sales efforts could be impaired.

        A substantial portion of our sales of selected products consists of sales to third parties who incorporate our products into their systems. These third parties are responsible for the marketing and sales of their systems. We have little or no control over their marketing and sales activities or how they use their resources. Our present or future strategic partners may or may not purchase sufficient quantities of products from us or perform appropriate marketing and sales activities. In addition, if we are unable to maintain our relationships with strategic partners, our businesses may suffer. Failures by our present or future strategic partners, or our inability to maintain or enter into new arrangements with strategic partners for product distribution, could materially impede the growth of our businesses and our ability to generate sufficient revenue and profits.

We face risks related to sales through distributors and other third parties that we do not control, which could harm our business.

        We sell some products through third party agents, including distributors and value-added resellers. This exposes us to various risks, including competitive pressure, concentration of sales volumes, credit risks, and compliance risks. We may rely on one or a few key distributors for a product or market, and the loss of these distributors could reduce our revenue and net earnings. Distributors may also face financial difficulties, including bankruptcy, which could harm our collection of accounts receivables. Risks related to our use of distributors may reduce sales, increase expenses, and weaken our competitive position. Moreover, violations of the FCPA or similar anti-bribery laws by distributors or other third party agents could materially and adversely impact our business and results of operations.

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

If investment in life and material science research spending declines, our ability to generate revenue may suffer.

        We are dependent, both directly and indirectly, upon general investment in life science research, particularly in the research and development budgets of the pharmaceutical and biotechnology industries, and in material science research as well as upon the financial condition and funding priorities of various governments and government agencies. Since our inception, both we and our academic collaborators and customers have benefited from various governmental contracts and research grants. Whether we or our academic collaborators will continue to be able to attract these grants depends not only on the quality of our products, but also on general spending patterns of public institutions.

Any reduction in the capital resources or government funding of our customers could reduce our sales and impede our ability to generate revenue.

        A significant portion of our sales are capital purchases by our customers. The spending policies of our customers could have a significant effect on the demand for our products. These policies are based on a wide variety of factors, including the resources available to make purchases, the spending priorities among various types of equipment, policies regarding spending during recessionary periods and changes in the political climate. Any changes in capital spending or changes in the capital budgets of our customers could significantly reduce demand for our products. The capital resources of our life science and other corporate customers may be limited by the availability of equity or debt financing. Any significant decline in research and development expenditures by our life science and material science customers could significantly decrease our sales. In addition, a substantial portion of our sales are to non-profit and government entities, which are dependent on government support for scientific research. Any decline in this support could decrease the ability of these customers to purchase our products.

Disruptions at any of our manufacturing facilities could adversely affect our business.

        We have manufacturing facilities located in the United States, Europe and Israel. Many of our products are developed and manufactured at single locations, with limited alternate facilities. If we experience any significant disruption of those facilities for any reason, such as strikes or other labor unrest, power interruptions, fire, earthquakes, or other events beyond our control, we may be unable to manufacture the relevant products at previous levels or at all. During 2016, we implemented a restructuring plan to close manufacturing facilities in Billerica, Massachusetts and Kalkar, Germany and move production to other existing facilities in Germany. The closure of these facilities was completed in 2016. A reduction or interruption in manufacturing could harm our customer relationships, impede our ability to generate revenues from our backlog or obtain new orders and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

If employees were to engage in a strike or other work stoppage or interruption, our business, results of operations, financial condition and liquidity could be materially adversely affected.

        Some of our employees are represented by works councils and labor unions in certain jurisdictions, primarily in Germany and France. Although we believe that our relations with our employees are satisfactory, if disputes with these employees arise, or if our workers engage in a strike or other work stoppage or interruption, we could experience a significant disruption of, or inefficiencies in, our operations or incur higher labor costs, which could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

        Because of the scarcity of some components, we may be unable to obtain an adequate supply of components, or we may be required to pay higher prices or to purchase components of lesser quality. Any delay or interruption in the supply of these or other components could impair our ability to manufacture and deliver our products, harm our reputation and cause a reduction in our revenues. In addition, any increase in the cost of the components that we use in our products could make our products less competitive and decrease our gross profits. We may not be able to obtain sufficient quantities of required components on the same or substantially the same terms. Additionally, consolidation among our suppliers could result in other sole source suppliers for us in the future.

Supply shortages and increasing prices of raw materials could adversely affect the gross profit of the Bruker BioSpin Group and of our Bruker Energy & Supercon Technologies business.

        The last few years have seen periodic supply shortages and sharp increases in the prices for various raw materials, in part due to high demand from developing countries. Bruker BioSpin and BEST rely on some of these materials for the production of their products. In particular, for its superconducting magnet production, both for the horizontal and vertical magnet series, Bruker BioSpin relies on the availability of copper, steel and the metallic raw materials for traditional low-temperature superconducting wires. Similarly, BEST relies on the availability of niobium titanium for its production of low-temperature superconducting materials and devices. Higher prices for these commodities will increase the production cost of superconducting wires and superconducting magnets and may adversely affect gross profits.

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

        We use controlled hazardous and radioactive materials in our business and generate wastes that are regulated as hazardous wastes under U.S. federal, and Massachusetts, California, New Jersey, Washington and Wisconsin state, environmental and atomic energy regulatory laws and under equivalent provisions of law in those and other jurisdictions in which our research and manufacturing facilities are located. Our use of these substances and materials is subject to stringent, and periodically changing, regulation that can impose costly compliance obligations on us and have the potential to adversely affect our manufacturing activities. The risk of accidental contamination or injury from these materials cannot be completely eliminated. If an accident with these substances occurs, we could be held liable for any damages that result, in addition to incurring clean-up costs and liabilities, which can be substantial. Additionally, an accident could damage our research and manufacturing facilities resulting in delays and increased costs.

We are subject to environmental laws and regulations which may impose significant compliance or other costs on us.

        Our manufacturing, product development, research and development operations and processes involve the controlled use of certain hazardous materials. In addition, we own and/or lease a number of facilities, some of which have been in operation for many decades, where we or others may have used substances or generated and disposed of wastes which are considered hazardous or may be considered hazardous in the future. We also have acquired various companies which historically may have used certain hazardous materials and which may have owned and/or leased facilities at which hazardous materials have been used. For all of these reasons, we are subject to federal, state, foreign, and local laws and regulations governing the use, manufacture, storage, transportation, handling, treatment, remediation, and disposal of hazardous materials and certain waste products. We have potential liability under these laws and regulations with respect to the remediation of past contamination in certain of the facilities we now own or lease. Additionally, in the future our facilities and the disposal sites owned by others to which we send or sent waste, may be identified as contaminated and require remediation. Accordingly, we may become subject to additional compliance costs or environmental liabilities which may be significant and could materially harm our results of operations or financial condition.

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

        The Korea Fair Trade Commission ("KFTC") has conducted an investigation into improper bidding by Bruker Korea Co., Ltd. and several other companies in connection with bids for sales of X-ray systems in 2010 and 2012. Three of the bids under investigation involved Bruker Korea. We have cooperated fully with the KFTC regarding this matter. In September 2016, the KFTC fined Bruker Korea approximately $15,000 and referred the matter to the Korean Public Prosecutor's Office for criminal prosecution. Additional monetary penalties may also result from the ongoing criminal proceeding. Since December 2016, various Korean governmental entities have imposed suspensions on Bruker Korea, with suspension periods ranging from three to six months. During the periods of these suspensions, which are overlapping, Bruker Korea is prohibited from bidding for or conducting sales to Korean governmental agencies.

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

        Our commercial success depends on avoiding the infringement of other parties' patents and proprietary rights as well as avoiding the breach of any licenses relating to our technologies and products. Given that there may be patents of which we are unaware, particularly in the United States where patent applications are confidential, avoidance of patent infringement may be difficult. Various third parties hold patents which may relate to our technology, and we may be found in the future to infringe these or other patents or proprietary rights of third parties, either with products we are currently marketing or developing or with new products which we may develop in the future. If a third party holding rights under a patent successfully asserts an infringement claim with respect to any of our current or future products, we may be prevented from manufacturing or marketing our infringing product in the country or countries covered by the patent we infringe, unless we can obtain a license from the patent holder. We may not be able to obtain a license on commercially reasonable terms, if at all, especially if the patent holder is a competitor. In addition, even if we can obtain the license, it may be non-exclusive, which will permit others to practice the same technology licensed to us. We also may be required to pay substantial damages to the patent holder in the event of an infringement. Under some circumstances in the United States these damages could include damages equal to triple the actual damages the patent holder incurs. If we have supplied infringing products to third parties for marketing by them or licensed third parties to manufacture, use or market infringing products, we may be obligated to indemnify these third parties for any damages they may be required to pay to the patent holder and for any losses the third parties may sustain themselves as the result of lost sales or license payments they are required to make to the patent holder. Any successful infringement action brought against us may also adversely affect marketing of the infringing product in other markets not covered by the infringement action, as well as our marketing of other products based on similar technology. Furthermore, we will suffer adverse consequences from a successful infringement action against us even if the action is subsequently reversed on appeal, nullified through another action or resolved by settlement with the patent holder. The damages or other remedies awarded, if any, may be significant. As a result, any successful infringement action against us may harm our business.

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

        As of December 31, 2016, we had outstanding an aggregate principal amount of debt totaling approximately $411.7 million, including $240.0 million of senior unsecured notes, $171.0 million of long-term borrowings under our revolving loan facility and $1.5 million of other debt, offset by unamortized debt issuance costs for the senior unsecured notes of $0.8 million. We also had the ability to borrow an additional $327.9 million from our existing credit facilities. Most of our outstanding debt is in the United States and there are substantial cash requirements in the United States to service debt interest obligations, fund operations, capital expenditures and our declared dividends and finance potential acquisitions or share repurchases. Our ability to satisfy our debt obligations and meet our other liquidity needs depends on our future operating performance and on economic, financial, competitive and other factors beyond our control. Our business may not generate sufficient cash flow to meet our debt obligations or provide sufficient funds for our other objectives. If we are unable to service our debt or obtain additional financing, we may be forced to delay strategic acquisitions, capital expenditures or research and development expenditures or suspend our dividend payments and share repurchases. We may not be able to obtain additional financing on terms acceptable to us or at all. Furthermore, a majority of our cash, cash equivalents and short-term investments is generated from foreign operations, with $460.9 million, or 92% held by foreign subsidiaries as of December 31, 2016. Our financial condition and results of operations could be adversely impacted if we are unable to maintain a sufficient level of cash flow in the United States to address our funding requirements through cash from operations, efficient and timely repatriation of cash from overseas or other sources obtained at an acceptable cost.

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

        We currently have reserves established for potential tax liabilities. If these reserves are challenged, and we are unable to successfully defend our tax positions, a negative impact to our cash flows could result.

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

        Historically we have higher levels of revenue in the fourth quarter of the year compared to the first, second and third quarters, which we believe is primarily the result of our customers' budgeting cycles. Quarter-to-quarter comparisons of our results of operations should not be relied upon as an indication of our future performance. It is likely that in some future quarters, our results of operations may be below the expectations of public market analysts and investors. In this event, the price of our common stock may fall.

Existing stockholders have significant influence over us.

        As of February 24, 2017, Laukien family members, including our Chairman, President and Chief Executive Officer Frank Laukien and Director and Executive Chairman of the Bruker BioSpin Group Joerg Laukien, owned, in the aggregate, approximately 34.8% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change in control of our company and will make some transactions difficult to accomplish without the support of these stockholders.

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

ITEM 1B    UNRESOLVED STAFF COMMENTS

        We have not received any written comments from the staff of the Securities and Exchange Commission regarding our periodic or current reports that (1) we believe are material, (2) were issued not less than 180 days before the end of our 2016 fiscal year end, and (3) remain unresolved.

ITEM 2    PROPERTIES

        We believe that our existing principal facilities are well maintained and in good operating condition and that they are adequate for our foreseeable business needs. During 2016, we implemented a restructuring plan to close two of our manufacturing facilities in the United States and Germany and move production to existing facilities in Germany. We also completed the closure of one of our German facilities and moved our production of high-field magnets to Switzerland and France. We will continue to assess restructuring and outsourcing initiatives and the impact on our properties in the future.

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

        The location and general character of our principal properties by operating segment are as follows:

BSI Segment:

        Bruker BioSpin's five principal facilities are located in Rheinstetten, Ettlingen and Karlsruhe, Germany; Faellanden, Switzerland; and Wissembourg, France. These facilities, which incorporate manufacturing, research and development, application and demonstration, marketing and sales and administration functions for the businesses of Bruker BioSpin, include:

  •
  an owned 475,000 square foot facility in Rheinstetten, Germany;

  •
  an owned 360,000 square foot facility in Ettlingen, Germany;

  •
  an owned 345,000 square foot facility in Karlsruhe, Germany;

  •
  an owned 300,000 square foot facility and a leased 70,000 square foot facility in Faellanden, Switzerland; and

  •
  an owned 175,000 square foot facility and a leased 16,000 square foot facility in Wissembourg, France.

        Bruker CALID's three principal facilities are located in Bremen, Ettlingen and Leipzig, Germany. These facilities, which incorporate manufacturing, research and development, application and demonstration, marketing and sales and administration functions for the mass spectrometry and CBRNE businesses of Bruker CALID, include:

  •
  an owned 270,500 square foot facility in Bremen, Germany;

  •
  an owned 205,000 square foot facility in Ettlingen, Germany; and

  •
  an owned 165,000 square foot facility in Leipzig, Germany.

        Bruker Nano's five principal facilities are located in Karlsruhe, Berlin, Germany; Migdal Ha'Emek, Israel; Madison, Wisconsin, U.S.A.; and Santa Barbara, California, U.S.A. These facilities, which incorporate manufacturing, research and development, application and demonstration, marketing and sales and administration functions for the businesses of Bruker Nano, include:

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

BEST Segment:

        BEST's five principal facilities are located in Hanau, Bergisch Gladbach and Alzenau, Germany, Carteret, New Jersey, U.S.A., and Perth, Scotland. These facilities, which incorporate manufacturing, research and development, application and demonstration, marketing and sales and administration functions for the business of BEST, include:

  •
  an owned 47,000 square foot facility in Perth, Scotland;

  •
  a leased 170,000 square foot facility in Hanau, Germany;

  •
  a leased 97,000 square foot facility in Bergisch Gladbach, Germany;

  •
  a leased 107,000 square foot facility in Carteret, New Jersey, U.S.A.; and

  •
  a leased 31,000 square foot facility in Alzenau, Germany.

ITEM 3    LEGAL PROCEEDINGS

        We are involved in lawsuits, claims, investigations and proceedings, including, but not limited to, patent and commercial matters, which arise in the ordinary course of business. There are no matters pending that we currently believe are reasonably possible of having a material impact on our business or to our consolidated financial statements.

        The Korea Fair Trade Commission ("KFTC") has conducted an investigation into improper bidding by Bruker Korea Co., Ltd. and several other companies in connection with bids for sales of X-ray systems in 2010 and 2012. Three of the bids under investigation involved Bruker Korea. We cooperated fully with the KFTC regarding this matter. In September 2016, the KFTC fined Bruker Korea approximately $15,000 and referred the matter to the Korean Public Prosecutor's Office for criminal prosecution. Additional monetary penalties may also result from the ongoing criminal proceeding. Since December 2016, various Korean governmental entities have imposed suspensions on Bruker Korea, with suspension periods ranging from three to six months. During the periods of these suspensions, which are overlapping, Bruker Korea is prohibited from bidding for or conducting sales to Korean governmental agencies. Sales to these customers were less than 1% of our revenue for the year ended December 31, 2016. In the course of normal business, we conduct business in Korea with other non-governmental customers that are not affected by these suspensions. We do not expect that these matters will have a material adverse effect on our business or results of operations.

ITEM 4    MINE SAFETY DISCLOSURE

        Not applicable.

PART II

ITEM 5    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices

        Our common stock is traded on the Nasdaq Global Select Market under the symbol "BRKR." The following table sets forth, for the period indicated, the high and low sales prices for our common stock as reported on the Nasdaq Global Select Market:

	High	Low
First Quarter 2016	$29.23	$20.90
Second Quarter 2016	29.85	21.76
Third Quarter 2016	25.37	21.38
Fourth Quarter 2016	23.52	19.59
First Quarter 2015	$20.06	$17.95
Second Quarter 2015	22.32	18.02
Third Quarter 2015	21.73	16.22
Fourth Quarter 2015	25.23	15.78

        As of February 24, 2017, there were approximately 89 holders of record of our common stock. This number does not include individual beneficial owners of shares held in nominee name or within clearinghouse positions of brokerage firms and banks.

Dividends

        On February 22, 2016, we announced the establishment of a dividend policy and the declaration by our Board of Directors of an initial quarterly cash dividend in the amount of $0.04 per share of our issued and outstanding common stock. Cash dividends paid in 2016 totaled $0.04 per share in each of March, June, September and December. Under the dividend policy, we will target a cash dividend to our stockholders in the amount of $0.16 per share per annum, payable in equal quarterly installments. Subsequent dividend declarations and the establishment of record and payment dates for such future dividend payments, if any, are subject to the Board of Directors' continuing determination that the dividend policy is in the best interests of our stockholders. The dividend policy may be suspended or cancelled at the discretion of the Board of Directors at any time. We are in compliance with restrictions that the terms of certain debt facilities place on the amount of cash dividends that we could potentially pay.

Recent Sales of Unregistered Securities

        On December 14, 2016, the Company issued an aggregate of 90,066 restricted shares of common stock in connection with the acquisition of Active Spectrum, Inc. The shares were issued pursuant to an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

Issuer Purchases of Equity Securities

        The following table sets forth all purchases made by or on behalf of the Company or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the fourth quarter of 2016.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares (or approximate dollar value) that May Yet Be Purchased Under the Plans or Programs (3)
October 1-October 31, 2016	—	$—	—	$16,467,569.00
November 1-November 30, 2016	238,124	22.96	236,000	11,049,182
December 1-December 31, 2016	502,596	22.18	497,871	6

	740,720	$22.43	733,871

(1)
Includes (i) shares repurchased under a $225.0 million share repurchase program approved by the Board of Directors and announced on November 13, 2015 (the "Repurchase Program") and (ii) 2,124 shares and 4,725 shares purchased in open market transactions by Frank H. Laukien, the Company's Chief Executive Officer and Chairman of the Board of Directors, which were previously disclosed on a Form 4 filed with the SEC on November 28, 2016 and December 15, 2016, respectively.

(2)
Represents shares repurchased under the Repurchase Program.

(3)
The Repurchase Program authorized purchases of up to $225.0 million of the Company's common stock over a two-year period commencing November 12, 2015. As of December 31, 2016, the Company completed all purchases of its common stock under the Repurchase Program. The Company had previously announced on May 20, 2015 a program approved by the Board of Directors (the "Anti-Dilutive Repurchase Program") under which repurchases were authorized in an amount intended to approximately offset, on an annual basis, the dilutive effect of shares that are or may be issued pursuant to stock option and restricted stock awards under our long-term incentive plans. The Anti-Dilutive Repurchase Program was suspended until January 1, 2017 upon the approval of the Repurchase Program.

Stock Price Performance Graph

        The graph below shows the cumulative stockholder return, assuming the investment of $100 (and the reinvestment of any dividends thereafter) for the period beginning on December 31, 2011 and ending on December 31, 2016, for our common stock, stocks traded on Nasdaq, and a peer group consisting of U.S. Public Companies with a Standard Industry Classification, or SIC, code 3826 Laboratory Analytical Instruments. The stock price performance of Bruker Corporation shown in the following graph is not indicative of future stock price performance.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2016

Cumulative Total Return Index for:	2011	2012	2013	2014	2015	2016
Bruker Corporation	$100.0	$122.7	$159.2	$158.0	$195.4	$171.6
NASDAQ Stock Market (US companies)	100.0	118.3	164.8	190.1	204.7	224.8
SIC Code 3826 Laborartory Analytical Instruments	100.0	126.2	177.5	209.1	229.7	223.4

        The data for this performance graph was compiled by Zack's Investment Research, Inc. and is used with their permission.

ITEM 6    SELECTED FINANCIAL DATA

        The consolidated statements of income and comprehensive income (loss) data for each of the years ended December 31, 2016, 2015 and 2014, and the consolidated balance sheet data as of December 31, 2016 and 2015, have been derived from our audited consolidated financial statements included in Item 8 in this Annual Report on Form 10-K.

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

	Year Ended December 31,
	2016(1)	2015(2)	2014(3)	2013(4)	2012(5)
	(in millions, except per share data)
Consolidated/Combined Statements of Income Data:
Product revenue	$1,345.4	$1,381.1	$1,571.9	$1,611.4	$1,556.5
Service revenue	254.7	235.5	231.8	219.3	210.0
Other revenue	11.2	7.2	5.2	8.7	24.9
Total revenue	1,611.3	1,623.8	1,808.9	1,839.4	1,791.4
Total costs and operating expenses	1,434.1	1,478.1	1,703.5	1,691.2	1,635.4
Operating income	177.2	145.7	105.4	148.2	156.0
Net income attributable to Bruker Corporation	153.6	101.6	56.7	80.1	77.5
Net income per common share attributable to
Bruker Corporation shareholders:
Basic	$0.95	$0.60	$0.34	$0.48	$0.47
Diluted	$0.95	$0.60	$0.33	$0.48	$0.46
Cash dividends declared per common share	$0.16	$—	$—	$—	$—

(1)
2016 includes $20.8 million of restructuring costs and $0.8 million of other long-lived assets.

(2)
2015 includes $29.3 million of restructuring costs and $4.6 million of impairment of goodwill, definite-lived intangible assets and other long-lived assets.

(3)
2014 includes $36.1 million of restructuring costs and $11.5 million of impairment of definite-lived intangible assets and other long-lived assets.

(4)
2013 includes $25.3 million of restructuring costs.

(5)
2012 includes $23.8 million of an impairment of assets of goodwill, definite-lived intangible assets and other long-lived assets.

	Year Ended December 31,
	2016 (1)	2015	2014 (2)	2013	2012
	(in millions)
Consolidated/Combined Balance Sheet Data:
Cash and cash equivalents	$342.4	$267.1	$319.5	$438.7	$310.6
Short-term investments	157.9	201.2	178.0	—	—
Working capital (3)	751.2	677.0	783.6	783.3	627.9
Total assets	1,808.4	1,730.0	1,863.7	1,987.1	1,855.0
Total debt	411.7	265.8	353.9	353.8	335.8
Other long-term liabilities	199.0	177.4	156.2	135.2	129.0
Total shareholders' equity	693.1	732.9	771.7	850.2	709.7

(1)
In 2016, the Company adopted Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, and reclassified the debt issuance costs associated with the senior unsecured notes to a reduction of the carrying amount of debt instead of as an other asset as of each of the years presented above. The impact was $0.9 million, $1.1 million, $1.2 million and $1.4 million in each of the years ended December 31, 2015, 2014, 2013, and 2012, respectively.

(2)
In 2014, the Company commenced a program to enter into time deposits with varying maturity dates as well as call deposits. Based on the call and maturity dates, certain of these investments have been classified as short-term investments.

(3)
Working capital is defined in the above table as current assets less current liabilites.

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, describes the principal factors affecting the results of our operations, financial condition and changes in financial condition, as well as our critical accounting policies and estimates. Our MD&A is organized as follows:

  •
  Overview.  This section provides a brief discussion of our reportable segments' results of operations, significant recent developments in our businesses, and challenges and risks that may impact our businesses in the future.

  •
  Results of Operations.  This section provides our analysis of the significant line items on our consolidated statements of income and comprehensive income (loss) for the year ended December 31, 2016 compared to the year ended December 31, 2015 and for the year ended December 31, 2015 compared to the year ended December 31, 2014.

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

        Statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, which express that we "believe," "anticipate," "plan," "expect," "seek," "estimate," or "should," as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from those set forth in forward-looking statements. Certain factors that might cause such a difference are discussed in "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K for the year ended December 31, 2016.

        To supplement our consolidated financial statements, which are prepared and presented in accordance with U.S. generally accepted accounting principles (GAAP), we use organic revenue and free cash flow, non-GAAP financial measures, in this Annual Report on Form 10-K. We define the term organic revenue as GAAP revenue, excluding the effect of foreign currency changes and the effect of acquisitions and divestitures, and believe it is a useful measure to evaluate our continuing business. We define free cash flow as net cash provided by operating activities less additions to property, plant, and equipment. We believe free cash flow is a useful measure to evaluate our business as it indicates the amount of cash generated after additions to property, plant, and equipment which is available for, among other things, investments in our business, acquisitions, and repayment of debt.

        The presentation of these non-GAAP financial measures is not intended to be a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP and may be different from non-GAAP financial measures used by other companies, and therefore, may not be comparable among companies. We believe these non-GAAP financial measures provide meaningful supplemental information regarding our performance. Specifically, management believes that the non-GAAP measures mentioned above provide relevant and useful information which is widely used by analysts, investors and competitors in our industry, as well as by our management, in assessing both consolidated and business unit performance.

        We use these non-GAAP financial measures to evaluate our period-over-period operating performance because our management believes this provides a more comparable measure of our continuing business as it adjusts for certain items that are not reflective of the underlying performance of our business. These measures may also be useful to investors in evaluating the underlying operating performance of our business and forecasting future results. We regularly use these non-GAAP financial measures internally to understand, manage, and evaluate our business results and make operating decisions. We also measure our employees and compensate them, in part, based on such non-GAAP measures and use this information for our planning and forecasting activities.

OVERVIEW

        We are organized into four operating segments: the Bruker BioSpin Group, the Bruker CALID Group, the Bruker Nano Group and the Bruker Energy & Supercon Technologies (BEST) Segment.

        Revenue decreased by $12.5 million, or 0.8%, to $1,611.3 million for the year ended December 31, 2016, compared to $1,623.8 million for the year ended December 31, 2015. Included in revenue was an increase of approximately $32.4 million related primarily to the acquisition of Jordan Valley, offset in part by a decrease of approximately $8.3 million from the impact of foreign currency translation caused by the strengthening of the U.S. Dollar versus the Euro, Swiss Franc and other currencies. Excluding the effects of foreign currency translation and our recent acquisitions, our organic revenue, a non-GAAP measure, decreased by $36.6 million, or 2.3%, driven primarily by declines in the Bruker CALID Group and the Bruker Nano Group caused largely by funding delays in European research and global industrial markets. These revenue declines were partially offset by revenue growth in the Bruker BioSpin Group driven primarily by sales of high-end NMR products, greater aftermarket and service revenues and price increases.

        Our gross profit margin increased to 46.1% from 43.6% during the year ended December 31, 2016 as compared to the year ended December 31, 2015. The increase in gross margin percentage was primarily caused by operating cost improvements as a result of recent restructuring and operational initiatives, the impact of pricing increases and a favorable business mix within our Bruker BioSpin Group, as well as the impact of our acquisition of Jordan Valley. The beneficial impact of these items was offset in part by weakness in Bruker Nano Group global industrial markets and delays in European academic funding within our Bruker CALID and Bruker Nano Groups during the first three quarters of 2016.

        Selling, general and administrative expenses and research and development costs during the year ended December 31, 2016 increased by approximately $1.6 million from the prior year, which was caused by additional expenses incurred in 2016 related to our acquisition of Jordan Valley and other recent acquisitions, and largely offset by the favorable impacts of our outsourcing and restructuring initiatives and foreign currency translation.

        The income tax provision in each of the years ended December 31, 2016 and 2015 was $23.1 million, representing effective tax rates of 13.0% and 18.0%, respectively. The decrease in our effective tax rate for the year ended December 31, 2016 was principally driven by the release of our remaining valuation allowances and the recognition of previously unrecognized tax benefits due to the closure of tax audits.

        Earnings per share increased from $0.60 to $0.95 per diluted share for the year ended December 31, 2016 when compared to the year ended December 31, 2015. The increase was primarily caused by increased gross profit, operating profit improvements, the Jordan Valley acquisition, a lower effective tax rate and the favorable impacts of foreign currency transaction and our share repurchase program.

        Operating cash flow for the year ended December 31, 2016 was a source of cash of $130.8 million. For the year ended December 31, 2016, our free cash flow was $93.7 million, calculated as follows:

	Year Ended December 31,
	2016	2015	2014
Net cash provided by operating activities	$130.8	$229.2	$114.3
Less: Purchases of property, plant and equipment	37.1	34.2	33.8

Free Cash Flow	$93.7	$195.0	$80.5

        Our free cash flow was lower for the year ended December 31, 2016 than for the year ended December 31, 2015, which was primarily the result of higher than normal collections of receivables and significant new product related customer advances received in the fourth quarter of 2015, an increase in inventory in 2016 as a result of inventory build for 2017 orders within the Bruker BioSpin Group and BEST Segment, and income tax payments for audit settlements and withholding tax payments made in the first quarter of 2016 related to our 2015 European cash repatriation.

        In November 2015, our Board of Directors approved a share repurchase program (the "Repurchase Program") that authorized repurchases of up to $225.0 million of common stock. A total of 6,475,480 shares were repurchased at an aggregate cost of $160.0 million during the year ended December 31, 2016 and 9,312,522 shares were repurchased at an aggregate cost of $225.0 million from the inception of the Repurchase Program through December 31, 2016. No additional repurchases are authorized under the Repurchase Program.

        On February 22, 2016, we announced the establishment of a dividend policy and the declaration by our Board of Directors of an initial quarterly cash dividend in the amount of $0.04 per share of our issued and outstanding common stock. Dividends amounting to $6.5 million were paid in March and June and $6.4 million were paid in September and December of 2016. Future dividend payments, if any are subject to approval of our Board of Directors. We are targeting a cash dividend to our shareholders in the amount of $0.16 per share per annum, payable in equal quarterly installments.

        In the year ended December 31, 2016, we completed various acquisitions that either complimented our existing market offerings or added aftermarket and software capabilities to our existing microbiology business. The impact of the acquired companies on revenues, net income and total assets was not material.

        In 2016, we began a restructuring initiative to address lower demand in the Bruker CALID and Bruker Nano Groups as a result of delays in European academic funding and ongoing weakness in several of the industrial end market segments served by the Bruker Nano Group. This initiative is intended to improve the Bruker CALID and Bruker Nano Group operating results in response to these market conditions. Restructuring actions will result in a reduction of approximately 125 employees within the Bruker CALID and Bruker Nano Groups. In the year ended December 31, 2016, we recorded $10.4 million of restructuring charges associated with this initiative. Total restructuring and other one-time charges related to this initiative in 2017 are expected to be between $0.6 and $2.6 million. We expect to generate approximately $10.0 to $13.0 million in annualized savings upon completion of this initiative, expected to take full effect in the second quarter of 2017.

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

RESULTS OF OPERATIONS

  Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Consolidated Results

        The following table presents our results for the years ended December 31, 2016 and 2015 (dollars in millions, except per share data):

	Year Ended December 31,
	2016	2015
Product revenue	$1,345.4	$1,381.1
Service revenue	254.7	235.5
Other revenue	11.2	7.2

Total revenue	1,611.3	1,623.8
Cost of product revenue	714.2	774.2
Cost of service revenue	150.0	139.7
Cost of other revenue	4.6	1.3

Total cost of revenue	868.8	915.2

Gross profit	742.5	708.6
Operating expenses:
Selling, general and administrative	390.5	392.2
Research and development	149.0	145.7
Other charges	25.8	25.0

Total operating expenses	565.3	562.9

Operating income	177.2	145.7
Interest and other income (expense), net	0.4	(17.7)

Income before income taxes and noncontrolling interest in consolidated subsidiaries	177.6	128.0
Income tax provision	23.1	23.1

Consolidated net income	154.5	104.9
Net income attributable to noncontrolling interest in consolidated subsidiaries	0.9	3.3

Net income attributable to Bruker Corporation	$153.6	$101.6

Net income per common share attributable to
Bruker Corporation shareholders:
Basic	$0.95	$0.60
Diluted	$0.95	$0.60
Weighted average common shares outstanding:
Basic	161.4	168.2
Diluted	162.2	169.1

Revenue

        For the year ended December 31, 2016, our revenue decreased by $12.5 million, or 0.8%, to $1,611.3 million, compared to $1,623.8 million for the year ended December 31, 2015. Included in revenue was an increase of approximately $32.4 million attributable primarily to the acquisition of

Jordan Valley and a decrease of approximately $8.3 million from the impact of foreign currency translation caused by the strengthening of the U.S. Dollar versus the Euro, Swiss Franc and other currencies. Excluding the effects of foreign currency translation and our recent acquisitions, our organic revenue, a non-GAAP measure, decreased by $36.6 million, or 2.3%.

        BSI Segment revenue decreased by $6.6 million, or 0.4%, to $1,492.6 million for the year ended December 31, 2016, compared to $1,499.2 million for the year ended December 31, 2015. BEST Segment revenue decreased by $3.5 million, or 2.6%, to $130.2 million for the year ended December 31, 2016, compared to $133.7 million for the year ended December 31, 2015.

        Please see the Segment Results section later in this section for additional discussion of our revenue.

Gross Profit

        Our gross profit for the year ended December 31, 2016 was $742.5 million, resulting in a gross profit margin of 46.1%, compared to $708.6 million, resulting in a gross profit margin of 43.6%, for the year ended December 31, 2015. The increase in our gross profit margin was caused primarily by operating cost improvements as a result of recent restructuring and operational initiatives, the impact of pricing increases and a favorable business mix within the Bruker BioSpin Group and the impact of the Jordan Valley acquisition. The favorable effect of these items was partially offset by weakness in Bruker Nano Group industrial market segments and delays in European academic funding within our Bruker CALID and Bruker Nano Groups during the first three quarters of 2016.

Selling, General and Administrative

        Our selling, general and administrative expenses for the year ended December 31, 2016 decreased to $390.5 million, or 24.2% of revenue, from $392.2 million, or 24.2% of revenue, for the year ended December 31, 2015. Selling, general and administrative expenses remained consistent as a percentage of revenue compared to the year ended December 31, 2015 as the favorable impacts of our outsourcing and restructuring initiatives was offset by additional expenses incurred related to our 2015 acquisition of Jordan Valley and other recent acquisitions.

Research and Development

        Our research and development expenses for the year ended December 31, 2016 increased to $149.0 million, or 9.2% of revenue, from $145.7 million, or 9.0% of revenue, for the year ended December 31, 2015. The increase was attributable to new initiatives related to our recent acquisitions and our expanded technological portfolio.

Other Charges, Net

        Other charges, net was $25.8 million for the year ended December 31, 2016, of which $25.2 million related to the BSI Segment and $0.6 million related to the BEST Segment. The charges consisted primarily of $9.8 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives, $9.0 million related primarily to additional contingent consideration recognized for Jordan Valley based upon an increase in revenue levels of the acquired business which increased the amount of expected earn out payments, $6.2 million of costs associated with our global information technology (IT) transformation initiative and impairment charges of $0.8 million comprised of other long-lived assets related to the restructuring actions within the Bruker CALID and Bruker Nano Groups during the year.

        Other charges, net was $25.0 million for the year ended December 31, 2015 and related almost entirely to the BSI Segment. The charges consisted primarily of a $10.2 million one-time, non-cash settlement charge as the plan assets and pension obligations for the retirees and other certain members of the population within our pension plan in Switzerland were transferred to an outside insurance provider, $8.1 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives, $8.9 million of costs associated with our global IT transformation initiative and impairment charges of $4.6 million comprised of goodwill, definite-lived intangible assets and other long-lived assets, related to the restructuring actions within the Bruker BioSpin Group, partially offset by ($7.2) million of contingent consideration reversals, as it was determined that certain financial targets related to the applicable acquisitions would not meet the required thresholds for payment.

        In 2017, we expect to incur $6.0 to $8.0 million of expense related to various outsourcing initiatives and other restructuring activities that were implemented in 2016 or will commence in 2017.

        At December 31, 2016 and 2015, we performed our annual goodwill and indefinite-lived intangible impairment evaluation and concluded the fair values of each of our reporting units were significantly greater than their carrying amounts, and therefore, no additional impairment is required.

        We will continue to monitor goodwill and long-lived intangible assets, as well as long-lived tangible assets, for possible future impairment.

Operating Income

        Operating income for the year ended December 31, 2016 was $177.2 million, resulting in an operating margin of 11.0%, compared to income from operations of $145.7 million, resulting in an operating margin of 9.0%, for the year ended December 31, 2015. The increase in operating margin was primarily attributable to the gross margin improvements discussed above, operating cost improvements as a result of our restructuring initiatives and prudent cost controls.

Interest and Other Income (Expense), Net

        Interest and other income (expense), net during the year ended December 31, 2016 was $0.4 million, compared to ($17.7) million for the year ended December 31, 2015.

        During the year ended December 31, 2016, the major components within interest and other income (expense), net were a gain on acquisition of $9.2 million, realized and unrealized gains on foreign currency denominated transactions of $4.1 million, partially offset by net interest expense of $12.9 million. The $9.2 million gain on acquisition related to the acquisition of OST within the BEST Segment as the value of the assets purchased exceeded the consideration paid. During the year ended December 31, 2015, the major components within interest and other income (expense), net were net interest expense of $11.8 million and realized and unrealized losses on foreign currency denominated transactions of $5.5 million.

        We expect to incur approximately $16.0 million of interest expense in 2017.

Income Tax Provision

        The income tax provision in each of the years ended December 31, 2016 and 2015 was $23.1 million, representing effective tax rates of 13.0% and 18.0%, respectively. The decrease in our effective tax rate for the year ended December 31, 2016, compared to 2015, was primarily attributable to the release of our remaining valuation allowances and the recognition of previously unrecognized tax benefits due to the closure of tax audits. Our tax rate may change over time as the amount and mix of jurisdictional income changes.

        We expect our income tax provision to be approximately 25.0% for the year ended December 31, 2017.

Net Income Attributable to Noncontrolling Interests

        Net income attributable to noncontrolling interests for the year ended December 31, 2016 was $0.9 million compared to $3.3 million for the year ended December 31, 2015. The net income attributable to noncontrolling interests represented the minority shareholders' proportionate share of the net income recorded by our majority-owned indirect subsidiaries.

Net Income Attributable to Bruker Corporation

        Our net income attributable to Bruker Corporation for the year ended December 31, 2016 was $153.6 million, or $0.95 per diluted share, compared to net income of $101.6 million, or $0.60 per diluted share, for 2015. The increase for the year ended December 31, 2016 was primarily caused by increased gross profit, operating profit improvements, a lower effective tax rate and the positive impact of foreign currency translation and our share repurchase program.

Segment Results

Revenue

        The following table presents revenue, change in revenue, and revenue growth by reportable segment for the years ended December 31, 2016 and 2015 (dollars in millions):

	2016	2015	Dollar Change	Percentage Change
BSI	$1,492.6	$1,499.2	$(6.6)	(0.4)%
BEST	130.2	133.7	(3.5)	(2.6)%
Eliminations (a)	(11.5)	(9.1)	(2.4)

	$1,611.3	$1,623.8	$(12.5)	(0.8)%

(a)
Represents product and service revenue between reportable segments.

BSI Segment Revenues

        For financial reporting purposes, we aggregate the Bruker BioSpin, Bruker CALID and Bruker Nano operating segments into the Bruker Scientific Instruments (BSI) reportable segment, which represented approximately 93% of the Company's revenues during the year ended December 31, 2016. This aggregation reflects these operating segments' similar economic characteristics, production processes, customer services provided, types and classes of customers, methods of distribution and regulatory environments. Our BEST Segment is our other reportable segment and represents the remainder of our revenues.

        BSI Segment revenue decreased by $6.6 million, or 0.4%, to $1,492.6 million for the year ended December 31, 2016, compared to $1,499.2 million for the year ended December 31, 2015. Included in revenue was an increase of approximately $26.6 million related to the acquisition of Jordan Valley, offset in part by approximately $7.6 million from the impact of foreign currency translation caused by the strengthening of the U.S. Dollar versus the Euro, Swiss Franc and other currencies. Excluding the effects of foreign currency translation and our recent acquisitions, our organic revenue, a non-GAAP measure, decreased by $25.6 million, or 1.7%.

        Bruker BioSpin Group revenue increased by $15.7 million to $562.7 million for the year ended December 31, 2016, compared to $547.0 million for the year ended December 31, 2015. The Bruker BioSpin Group increase in revenue was primarily due to increased pricing and the recognition of revenues from the sale of the first shielded ultra-high field gigahertz nuclear magnetic resonance system.

        Bruker CALID Group revenue decreased by $17.2 million to $475.4 million for the year ended December 31, 2016, compared to $492.6 million for the year ended December 31, 2015. The Bruker CALID Group experienced lower revenue primarily due to delays in European academic funding in the first three quarters of 2016 and lower sales of our MALDI Biotyper in China and the United States in the first half of 2016.

        Bruker Nano Group revenue decreased by $5.2 million to $454.6 million for the year ended December 31, 2016, compared to $459.8 million for the year ended December 31, 2015. The Bruker Nano Group experienced lower revenue primarily due to delays in European academic funding in the first three quarters of 2016 as well as continued weaker demand within global industrial markets.

        System revenue and aftermarket revenue as a percentage of total BSI Segment revenue were as follows during the years ended December 31, 2016 and 2015 (dollars in millions):

	2016		2015
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System revenue	$1,092.8	73.2%	$1,119.7	74.7%
Aftermarket revenue	399.8	26.8%	379.5	25.3%

Total revenue	$1,492.6	100.0%	$1,499.2	100.0%

BEST Segment Revenues

        BEST Segment revenue decreased by $3.5 million, or 2.6%, to $130.2 million for the year ended December 31, 2016, compared to $133.7 million for the year ended December 31, 2015. The decline in revenue was primarily attributable to the completion and final acceptance of the ROSATOM pilot line in Russia, and high margin customer projects (DESY particle acceleration and ITER magnetic fusion) in the year ended December 31, 2015.

        System and wire revenue and aftermarket revenue as a percentage of total BEST Segment revenue were as follows during the years ended December 31, 2016 and 2015 (dollars in millions):

	2016		2015
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System and wire revenue	$126.9	97.5%	$129.7	97.0%
Aftermarket revenue	3.3	2.5%	4.0	3.0%

Total revenue	$130.2	100.0%	$133.7	100.0%

Gross Profit and Operating Expenses

        For the year ended December 31, 2016, gross profit margin in the BSI Segment increased to 48.1% from 45.5% in the year ended December 31, 2015. The increase in gross margin percentage was caused primarily by operating cost improvements resulting from recent restructuring and operational initiatives, the impact of pricing increases within the Bruker BioSpin Group and the impact of the Jordan Valley acquisition within the Bruker Nano Group. These effects were partially offset by revenue weakness in certain Bruker Nano and Bruker CALID Group market segments resulting from delays in European academic funding during the first three quarters of 2016. The BEST Segment gross profit margin decreased to 17.1% from 19.5% for the year ended December 31, 2015. Lower gross margins resulted primarily from the completion of the ROSATOM pilot line and the DESY and ITER orders in 2015.

        For the year ended December 31, 2016, selling, general and administrative expenses and research and development expenses in the BSI Segment remained consistent at $524.0 million, or 35.1% of segment revenue, from $524.2 million, or 35.0% of segment revenue, for the comparable period in 2015. Selling, general and administrative expenses and research and development expenses in the BEST Segment increased to $15.5 million, or 11.9% of segment revenue, in 2016 compared to $13.7 million, or 10.2% of segment revenue, in 2015. The increase in BEST Segment operating expenses was primarily attributable to increased costs associated with selective research and development initiatives.

Operating Income

        The following table presents operating income and operating margins on revenue by reportable segment for the years ended December 31, 2016 and 2015 (dollars in millions):

	2016		2015
	Operating Income	Percentage of Segment Revenue	Operating Income	Percentage of Segment Revenue
BSI	$168.9	11.3%	$133.2	8.9%
BEST	6.6	5.1%	11.5	8.6%
Corporate, eliminations and other (a)	1.7		1.0

Total operating income	$177.2	11.0%	$145.7	9.0%

(a)
Represents corporate costs and eliminations not allocated to the reportable segments.

        BSI operating income for the year ended December 31, 2016 was $168.9 million, resulting in an operating margin of 11.3%, compared to income from operations of $133.2 million, resulting in an operating margin of 8.9%, for the year ended December 31, 2015. Our operating margin increased primarily because of the gross profit improvements noted above, as well as operational improvements as a result of our restructuring initiatives.

        BEST operating income for the year ended December 31, 2016 was $6.6 million, resulting in an operating margin of 5.1%, compared to operating income of $11.5 million, resulting in an operating margin of 8.6%, for the year ended December 31, 2015. The decrease in operating margin is primarily the result of the decreased gross margins as a result of the completion of the ROSATOM pilot line and the DESY and ITER projects in 2015.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Consolidated Results

        The following table presents our results for the years ended December 31, 2015 and 2014 (dollars in millions, except per share data):

	Year Ended December 31,
	2015	2014
Product revenue	$1,381.1	$1,571.9
Service revenue	235.5	231.8
Other revenue	7.2	5.2

Total revenue	1,623.8	1,808.9
Cost of product revenue	774.2	896.0
Cost of service revenue	139.7	149.6
Cost of other revenue	1.3	—

Total cost of revenue	915.2	1,045.6

Gross profit	708.6	763.3
Operating expenses:
Selling, general and administrative	392.2	451.0
Research and development	145.7	174.2
Other charges	25.0	32.7

Total operating expenses	562.9	657.9

Operating income	145.7	105.4
Interest and other income (expense), net	(17.7)	(4.1)

Income before income taxes and noncontrolling interest in consolidated subsidiaries	128.0	101.3
Income tax provision	23.1	41.7

Consolidated net income	104.9	59.6
Net income attributable to noncontrolling interest in consolidated subsidiaries	3.3	2.9

Net income attributable to Bruker Corporation	$101.6	$56.7

Net income per common share attributable to
Bruker Corporation shareholders:
Basic	$0.60	$0.34
Diluted	$0.60	$0.33
Weighted average common shares outstanding:
Basic	168.2	167.8
Diluted	169.1	169.5

Revenue

        For the year ended December 31, 2015, our revenue decreased by $185.1 million, or 10.2%, to $1,623.8 million, compared to $1,808.9 million for the year ended December 31, 2014. Included in revenue was a decrease of approximately $184.4 million from the impact of foreign currency translation caused by the strengthening of the U.S. Dollar versus the Euro, Japanese Yen and other currencies, and a decrease of approximately $37.1 million attributable to divestitures, which was partially offset by the acquisition of Jordan Valley. Excluding the effects of foreign currency translation and our recent acquisitions and divestitures, our organic revenue, a non-GAAP measure, increased by $36.4 million, or 2.1%.

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

Gross Profit

        Our gross profit for the year ended December 31, 2015 was $708.6 million, resulting in a gross profit margin of 43.6%, compared to $763.3 million, resulting in a gross profit margin of 42.2%, for the year ended December 31, 2014. The higher gross profit margin is primarily attributable to the favorable impact of changes in foreign currency translation rates, the increased business volume in certain product lines, the favorable impact of recent operational improvement initiatives, product pricing within the Bruker BioSpin Group, outsourcing of various manufacturing activities and recent divestiture and restructuring actions, including, among others, those within our former CAM Division.

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

Other Charges, Net

        Other charges, net was $25.0 million for the year ended December 31, 2015 are almost entirely related to the BSI Segment. The charges consisted primarily of a $10.2 million one-time, non-cash settlement charge as the plan assets and pension obligations for the retirees and other certain members of the population within our pension plan in Switzerland were transferred to an outside insurance provider, $8.1 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives and $8.9 million of costs associated with our global information technology (IT) transformation initiative and impairment charges of $4.6 million, comprised of goodwill, definite-lived intangible assets and other long-lived assets, related to the restructuring actions within the Bruker BioSpin Group, partially offset by ($7.2) million of contingent consideration reversals, as it was determined that certain financial targets related to the applicable acquisitions would not meet the required thresholds for payment.

        Other charges, net was $32.7 million for the year ended December 31, 2014, $27.6 million related to the BSI Segment and $5.1 million related to the BEST Segment. The charges consisted of impairment charges of $11.5 million, comprising definite-lived intangible asset and other long-lived assets, relating to our former CAM Division and an impairment charge of $5.1 million within our

BEST Segment, $11.1 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives, $3.2 million of legal and other professional service fees associated with our internal investigation and review of our operations in China, $2.9 million of acquisition-related costs and $4.0 million of costs associated with our global IT transformation initiative.

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

Income Tax Provision

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

BSI Segment Revenues

        For financial reporting purposes, we aggregate the Bruker BioSpin, Bruker CALID and Bruker Nano operating segments into the Bruker Scientific Instruments (BSI) reportable segment, which represented approximately 92% of the Company's revenues during the year ended December 31, 2015. This aggregation reflects these operating segments' similar economic characteristics, production processes, customer services provided, types and classes of customers, methods of distribution and regulatory environments. Our BEST Segment is our other reportable segment and represents the remainder of our revenues.

        BSI Segment revenue decreased by $175.4 million, or 10.5%, to $1,499.2 million for the year ended December 31, 2015, compared to $1,674.6 million for the year ended December 31, 2014. Included in revenue was a decrease of approximately $160.9 million from the impact of foreign currency translation caused by the strengthening of the U.S. Dollar versus the Euro, Japanese Yen and other currencies and a decrease of approximately $37.1 million attributable to the divestiture of the former CAM Division, partially offset by the acquisition of Jordan Valley. Excluding the effects of foreign currency translation and our recent acquisitions and divestitures, our organic revenue, a non-GAAP measure, increased by $22.6 million, or 1.3%.

        Bruker BioSpin Group revenue decreased $75.8 million to $547.0 million for the year ended December 31, 2015, compared to $622.8 million for the year ended December 31, 2014. The Bruker BioSpin Group decrease in revenue was primarily attributable to a decline in revenue for MRI, Molecular Imaging (MI) and EPR products, which was partially offset by increased sales of NMR products predominantly in the second half of 2015. The increase in sales of NMR products of

$54.2 million resulted from increased levels of new order bookings over the comparable period in 2014. In addition, the year ended December 31, 2014 benefited from the recognition of a significant 21 Tesla high-field magnet sale.

        Bruker CALID Group revenue decreased by $60.9 million to $492.6 million for the year ended December 31, 2015, compared to $553.5 million for the year ended December 31, 2014. Excluding a foreign currency translation impact of $59.2 million and $39.6 million due to the divestiture of the CAM Division, the Bruker CALID Group experienced higher revenue levels for certain mass spectrometry products (primarily MALDI-TOF and MALDI Biotyper) caused primarily by strong underlying academic, pharma, biotech and contract research markets. CBRNE products sales were higher as a result of certain large orders and newly launched explosive trace detection products sold to European airports. The increase in organic revenue was partially offset by a decline in sales of MIR products caused by weaker demand in end markets.

        Bruker Nano Group revenue decreased by $38.5 million to $459.8 million for the year ended December 31, 2015, compared to $498.3 million for the year ended December 31, 2014. Excluding a $46.6 million negative impact from foreign currency translation, the Bruker Nano Group experienced an increase in revenue levels in the X-ray diffraction, single crystal X-ray diffraction, and electron microscope analyzer markets, which was partially offset by a decrease in revenue caused by continued weakness in the semiconductor, data storage and industrial markets. Improvements in commercial processes, such as improved sales forecasting resulting in better production planning, improved understanding of customer site readiness and better scheduling of installation services also contributed to the sales increase.

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

BEST Segment Revenues

        BEST Segment revenue decreased by $19.2 million, or 12.6%, to $133.7 million for the year ended December 31, 2015, compared to $152.9 million for the year ended December 31, 2014. The decline in revenue was primarily caused by the impact of changes in foreign currency translation, which was partially offset by increases resulting from the completion of the ROSATOM pilot line and the timing of certain large projects (DESY particle acceleration and ITER magnetic fusion).

        System and wire revenue and aftermarket revenue as a percentage of total BEST Segment revenue were as follows during the years ended December 31, 2015 and 2014 (dollars in millions):

	2015		2014
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System and wire revenue	$129.7	97.0%	$148.4	97.1%
Aftermarket and other revenue	4.0	3.0%	4.5	2.9%

Total revenue	$133.7	100.0%	$152.9	100.0%

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

        For the year ended December 31, 2015, selling, general and administrative expenses and research and development expenses in the BSI Segment decreased to $524.2 million, or 35.0% of segment revenue, from $604.8 million, or 36.1% of segment revenue, for the comparable period in 2014. The decrease reflected the favorable impact of changes in foreign currency translation and recent divestiture and restructuring actions within the former CAM Division. Selling, general and administrative expenses and research and development expenses in the BEST Segment decreased to $13.7 million, or 10.2% of segment revenue, in 2015 compared to $20.4 million, or 13.3% of segment revenue, in 2014. The decrease was primarily attributable to the favorable impact of changes in foreign currency translation rates.

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

        BEST operating income for the year ended December 31, 2015 was $11.5 million, resulting in an operating margin of 8.6%, compared to operating income of $3.4 million, resulting in an operating margin of 2.2%, for the year ended December 31, 2014. The increase in operating margin is primarily attributable to the increased gross margins as a result of the completion of certain large orders during the year as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

        We currently anticipate that our existing cash and credit facilities will be sufficient to support our operating and investing needs for at least the next twelve months. Our future cash requirements could be affected by acquisitions that we may complete, repurchases of our common stock, or the payment of dividends in the future. Historically, we have financed our growth and liquidity needs through cash flow generation and a combination of debt financings and issuances of common stock. In the future, there are no assurances that additional financing alternatives will be available to us, if required, or if available, will be obtained on terms favorable to us.

        During the year ended December 31, 2016, net cash provided by operating activities was $130.8 million, resulting primarily from consolidated net income adjusted for non-cash items of $219.6 million, offset by a net increase in operating assets and liabilities, net of acquisitions and divestitures, of $88.8 million. The increase in operating assets and liabilities, net of acquisitions and divestitures, for the year ended December 31, 2016 was primarily caused by the timing of customer payments, as the fourth quarter of 2015 included higher than normal collections of receivables, an increase in inventory in 2016 as a result of inventory build for 2017 orders with the Bruker BioSpin Group and BEST Segment, income tax payments for audit settlements and withholding tax payments made in the first quarter of 2016 related to the Company's 2015 European cash repatriation.

        During the year ended December 31, 2015, net cash provided by operating activities was $229.2 million, resulting primarily from consolidated net income adjusted for non-cash items of $182.9 million, and a decrease in operating assets and liabilities, net of acquisitions and divestitures, of $46.3 million. The decrease in working capital for the year ended December 31, 2015 was primarily caused by improved efficiency in accounts receivable collections and an increase in income taxes payable caused, in part by, additional withholding taxes on repatriated funds. The time elapsed between the date customer orders are taken, deposits from the customers are received, and our receipt of full payments for the orders can fluctuate significantly from period to period. This cycle had a significantly positive effect on our cash flow generation in 2015.

        During the year ended December 31, 2016, net cash used in investing activities was $21.8 million, compared to net cash used in investing activities of $102.4 million during the year ended December 31, 2015. Cash used in investing activities during the year ended December 31, 2016 was primarily caused by capital expenditures of $37.1 million and cash paid for acquisitions, net of cash acquired, of $24.3 million offset, in part, by maturities, net of purchases, of short-term investments of $38.5 million. During the year ended December 31, 2015, net cash used in investing activities was $102.4 million primarily caused by purchases, net of maturities, of short-term investments of $40.7 million, capital expenditures of $34.2 million and cash paid for acquisitions, net of cash acquired, of $28.6 million.

        We expect capital expenditures in 2017 to amount to approximately $45.0 million.

        During the year ended December 31, 2016, net cash used in financing activities was $27.2 million, compared to net cash provided by financing activities of $168.0 million during the year ended December 31, 2015. Cash used in financing activities during the year ended December 31, 2016 was primarily caused by the repurchase of common stock of $160.0 million and $25.8 million used for the payment of dividends, partially offset by borrowings of $146.0 million under the revolving line of credit and $11.5 million of proceeds from the issuance of common stock in connection with stock option exercises. Cash used in financing activities during the year ended December 31, 2015 was primarily caused by the repayment of the revolving line of credit from the proceeds of the repatriation of certain non U.S. cash balances related to previously taxed earnings, net of additional proceeds of $87.5 million, and repurchases of common stock of $90.0 million, partially offset by proceeds of $10.8 million from the issuance of common stock in connection with stock option exercises of $10.8 million.

        In November 2015, our Board of Directors suspended the previously announced Anti-Dilutive Repurchase Program until January 1, 2017 and approved an additional share repurchase program (the "Repurchase Program") authorizing repurchases of common stock up to $225.0 million. A total of 6,475,480 shares were repurchased at an aggregate cost of $160.0 million during the year ended December 31, 2016 and 9,312,522 shares were repurchased at an aggregate cost of $225.0 million from the inception of the Repurchase Program through December 31, 2016. No additional repurchases are authorized under the Repurchase Program.

        Cash, cash equivalents and short-term investments at December 31, 2016 and 2015 totaled $500.3 million and $468.3 million, respectively, of which $460.9 million and $420.9 million, respectively, related to cash, cash equivalents and short-term investments held outside of the U.S. in our foreign subsidiaries, most significantly in the Netherlands and Switzerland.

        We assert that our foreign earnings, with the exception of our foreign earnings that have been previously taxed by the U.S., are indefinitely reinvested. We regularly evaluate our assertion that our foreign earnings are indefinitely reinvested. If the cash, cash equivalents and short-term investments held by our foreign subsidiaries are needed to fund operations in the United States, or we otherwise elect to repatriate the unremitted earnings of our foreign subsidiaries in the form of dividends or otherwise, or if the shares of the subsidiaries were sold or transferred, we would likely be subject to additional U.S. income taxes, net of the impact of any available tax credits, which could result in a higher effective tax rate in the future.

        At December 31, 2016, we had outstanding debt totaling $411.7 million, consisting of $240.0 million outstanding under the Note Purchase Agreement described below, $171.0 million outstanding under the revolving loan component of the 2015 Credit Agreement described above and $1.5 million under capital lease obligations and other loans These amounts were offset by unamortized debt issuance costs under the Note Purchase Agreement of $0.8 million. At December 31, 2015, we had outstanding debt totaling $265.8 million, consisting of $240.0 million outstanding under the Note Purchase Agreement described below, $25.0 million outstanding under the revolving loan component of the Amended Credit Agreement described above and $1.7 million under capital lease obligations and other loans. These amounts were offset by unamortized debt issuance costs under the Note Purchase Agreement of $0.9 million.

        The following is a summary of the maximum commitments and the net amounts available to us under the 2015 Credit Agreement and other lines of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand with interest payable monthly, at December 31, 2016 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
2015 Credit Agreement	2.0%	$500.0	$171.0	$1.1	$327.9
Other lines of credit	—	232.7	—	130.4	102.3

Total revolving loans		$732.7	$171.0	$131.5	$430.2

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

        As of December 31, 2016, we were in compliance with the covenants, as defined by the 2015 Credit Agreement, as our leverage ratio was 1.49 and our interest coverage ratio was 15.5.

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

        As of December 31, 2016, we were in compliance with the covenants of the Note Purchase Agreement. Our leverage ratio (as defined in the Note Purchase Agreement) was 1.49 and our interest coverage ratio (as defined in the Note Purchase Agreement) was 15.5.

        As of December 31, 2016, we have approximately $40.2 million net operating loss carryforwards available to reduce state taxable income. We also have approximately $41.0 million of German Trade Tax net operating losses that are carried forward indefinitely. Additionally, we have $23.1 million of other foreign net operating losses that are expected to expire at various times beginning in 2018. We also have U.S. federal tax credits of approximately $15.1 million available to offset future tax liabilities that expire at various dates, which include research and development tax credits of $12.2 million expiring at various times through 2035, foreign tax credits of $2.9 million expiring at various times through 2025, and state research and development tax credits of $7.8 million. Utilization of these credits and state net operating losses may be subject to annual limitations due to the ownership percentage change limitations provided by the Internal Revenue Code Section 382 and similar state provisions. In the event of a deemed change in control under Internal Revenue Code Section 382, an annual limitation on the utilization of net operating losses and credits may result in the expiration of all or a portion of the net operating loss and credit carryforwards.

        Uncertain tax contingencies are positions taken or expected to be taken on an income tax return that may result in additional payments to tax authorities. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.

        The following table summarizes maturities for our significant financial obligations as of December 31, 2016 (dollars in millions):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Revolving lines of credit	$171.0	$—	$—	$171.0	$—
Other long-term debt, including current portion	240.7	20.1	15.1	—	205.5
Interest payable on long-term debt and revolving lines of credit	70.4	13.6	25.9	20.9	10.0
Unconditional purchase commitments (1)	149.3	135.6	11.4	2.3	—
Acquisition-related contingent consideration (2)	16.6	13.5	3.1	—	—
Operating lease obligations	75.9	20.9	25.5	15.5	14.0
Pension liabilities	38.9	2.1	5.2	6.7	24.9
Uncertain tax contingencies	5.8	2.4	1.0	0.1	2.3

	$768.6	$208.2	$87.2	$216.5	$256.7

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

(2)
Acquisition-related contingent considerations represents the estimated fair value of future payments to the former shareholders of applicable acquired companies based on achieving annual revenue and gross margin targets in certain years as specified in the purchase and sale agreements.

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

        Revenue recognition.    We recognize revenue from system sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, title and risk of loss has been transferred to the customer, and collectability of the resulting receivable is reasonably assured. Title and risk of loss generally transfers upon shipping terms, or for certain systems, based upon customer acceptance for a system that has been delivered to the customer and installed at a customer facility. For systems that include customer-specific acceptance criteria, we are required to assess when we can demonstrate the acceptance criteria has been met, which generally is upon successful factory acceptance testing or customer acceptance and evidence of installation.

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

        Revenue from accessories and consumable parts is generally recognized upon shipping terms. Service revenue is recognized as the services are performed or ratably over the contractual obligation and includes maintenance contracts, extended warranty, training, application support and on-demand services.

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

        Other revenues are primarily comprised of development arrangements recognized on a cost-plus-fixed-fee basis and licensing arrangements recognized ratably over the term of the related contracts.

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

We record provisions to account for excess and obsolete inventory to reflect the expected non-saleable or non-refundable inventory based on an evaluation of slow moving products or products no longer offered for sale. Inventories also include demonstration units located in our demonstration laboratories or installed at the sites of potential customers. We consider our demonstration units to be available for sale and have a history of selling these demonstration units. We reduce the carrying value of demonstration inventories for differences between cost and estimated net realizable value, taking into consideration usage in the preceding twelve months, expected demand, technological obsolescence and other information including the physical condition of the unit. If ultimate usage or demand varies significantly from expected usage or demand, additional write-downs may be required, resulting in additional charges to operations.

        Goodwill, other intangible assets and other long-lived assets.    We evaluate goodwill for impairment annually and when events occur or circumstances change. We test goodwill for impairment at the reporting unit level, which is the operating segment or one level below an operating segment. Under U.S. GAAP, we have the option of performing a qualitative assessment to determine whether further impairment testing is necessary before performing a two-step quantitative assessment. The qualitative assessment requires significant judgments about macro-economic conditions including the entity's operating environment; its industry and other market considerations; entity-specific events related to financial performance or loss of key personnel; and other events that could impact the reporting unit. If, as a result of our qualitative assessment, it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test will be required. Otherwise, no further testing is required. If a quantitative impairment test is performed, the first step involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using a weighting of both the market approach and the income approach methodologies. The income approach valuation methodology includes discounted cash flow estimates. Estimating the fair value of the reporting units requires significant judgment about the future cash flows. If the carrying amount of a reporting unit exceeds the fair value of the reporting unit, we perform the second step of the goodwill impairment test to measure the amount of the impairment. In the second step of the goodwill impairment test, we compare the implied fair value of the reporting unit's goodwill with the carrying value of that goodwill. At December 31, 2016, we performed our annual goodwill and indefinite-lived intangible impairment evaluation using a qualitative impairment test and concluded the fair values of each of our reporting units were significantly greater than their carrying amounts, and therefore, no additional impairment was required.

        We also review definite-lived intangible assets and other long-lived assets when indications of potential impairment exist. Should the fair value of our long-lived assets decline because of reduced operating performance, market declines or other indicators of an impairment, a charge to operations for impairment may be necessary.

        Post retirement plan assumptions.    Substantially all of our employees in Switzerland, France and Japan, as well as certain employees in Germany, are covered by defined benefit pension plans. Retirement benefits are generally earned based on years of service and compensation during active employment. Retirement plan costs are a significant cost of doing business. They represent obligations that will ultimately be settled sometime in the future and, therefore, are subject to estimation. Pension accounting is intended to reflect the recognition of future benefit costs over the employees' average expected future service based on the terms of the plans and investment and funding decisions. To estimate the impact of these future payments and our decisions concerning funding of these obligations, we are required to make assumptions using actuarial concepts within the framework of U.S. GAAP. Two critical assumptions are the discount rate and the expected long-term return on plan assets. Other important assumptions include, expected future salary increases, expected future increases to benefit payments, expected retirement dates, employee turnover, retiree mortality rates and portfolio composition. We evaluate these assumptions at least annually.

        The discount rate is used to determine the present value of future benefit payments at the measurement date which is December 31. For 2016 and 2015, the discount rates were determined on the basis of the yield on corporate bonds with a rating of AA or AAA and the projected benefit obligation cash flows. Lower discount rates increase present values and subsequent year pension expense; higher discount rates decrease present values and subsequent year pension expense. If we changed our discount rates by 1 percent, the impact would be approximately $4.0 million on annual pension expense.

        The expected long-term return on plan assets is estimated using current and expected asset allocations, as well as historical and expected returns on various asset categories of plan assets. Plan assets are valued at fair value. We apply the expected rate of return to a market-related value of assets, which stabilizes variability in assets to which the expected return is applied. If we changed our estimated return on assets by 1 percent, the impact would be approximately $1.1 million on annual pension expense. For 2016, actual return on assets was below expectations, which increased the next year's pension cost, net of contributions during the year, as well as decreased the funded status at December 31, 2016.

        The net periodic benefit costs recorded in operations were $11.3 million, $21.7 million, and $5.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. The net periodic benefit costs for the year ended December 31, 2015 includes a one-time, non-cash settlement loss of $10.2 million as we outsourced our pension plan in Switzerland to an outside insurance provider, transferred certain plan assets and pension obligations for retirees and other certain members of the population, made certain plan design changes and re-measured the liability.

        We use a corridor approach to amortize actuarial gains and losses. Under this approach, net actuarial gains or losses in excess of ten percent of the larger of the projected benefit obligation or the fair value of plan assets are amortized over the average remaining service of active participants who are expected to receive benefits under the plans.

        At December 31, 2016, we expect to contribute $2.1 million to our existing defined benefit pension plans in 2017.

RECENT ACCOUNTING PRONOUNCEMENTS

        In January 2017, the Financial Accounting Standards Boards ("FASB") issued Accounting Standards Update ("ASU") 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new standard simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test. This ASU will be applied prospectively and is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The adoption of this standard is not expected to have a material impact on our financial position, results of operations or statements of cash flows upon adoption.

        In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard will be effective as of January 1, 2018. We are evaluating the provisions of this standard, including which period to adopt, and have not determined what impact the adoption of ASU No. 2017-01 will have on our consolidated financial statements.

        In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740)—Intra-Entity Transfer of Assets Other than Inventory. The new standard requires recognition of current and deferred income taxes resulting from an intra-entity transfer of any asset (excluding inventory) when the transfer occurs. This is a change from existing U.S. GAAP which prohibits recognition of current and deferred income taxes until the asset is sold to a third party. The new standard is effective as of January 1, 2018 and early adoption is permitted. We are evaluating the provisions of this standard, including which period to adopt, and have not determined what impact the adoption of ASU No. 2016-16 will have on our consolidated financial statements.

        In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). The objective of this update is to provide additional guidance and reduce diversity in practice when classifying certain transactions within the statement of cash flows. In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new standard requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. These standards are effective for financial statements issued for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently evaluating this guidance to determine the impact it may have on our consolidated financial statements.

        In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation—Improvements to Employee Share-Based Payment Accounting. The new standard simplifies accounting for share-based payment transactions, including income tax consequences and the classification of the tax impact on the statement of cash flows. The new standard is effective as of January 1, 2017, and early adoption is permitted. This new standard will be effective for us on January 1, 2017. The adoption of this standard is not expected to have a material impact on our financial position, results of operations or statements of cash flows upon adoption.

        In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard provides guidance on the recognition, measurement, presentation, and disclosure of leases. The new standard supersedes present U.S. GAAP guidance on leases and requires substantially all leases to be reported on the balance sheet as right-of-use assets and lease liabilities, as well as additional disclosures. The new standard is effective as of January 1, 2019, and early adoption is permitted. We are evaluating the provisions of this standard, including which period to adopt, and have not determined what impact the adoption of ASU No. 2016-02 will have on our consolidated financial statements.

        In July 2015, the FASB issued Accounting Standards Update ASU No. 2015-11, Simplifying the Measurement of Inventory. The new guidance eliminates the measurement of inventory at market value, and inventory will now be measured at the lower of cost and net realizable value. The ASU defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. No other changes were made to the current guidance on inventory measurement. ASU No. 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. We are evaluating the provisions of this standard and have not determined what impact the adoption of ASU No. 2015-11 will have on our consolidated financial statements.

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements under Accounting Standards Codification (ASC) Topic 605. The new guidance was the result of a joint project between the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop common revenue standards for U.S. GAAP and International Financial Reporting Standards. The core principle of the new guidance is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 was originally effective prospectively for annual periods beginning after December 15, 2016, and interim periods within those years. Early application was not permitted. In August 2015, the FASB elected to defer the effective date of ASU No. 2014-09 by one year to annual periods beginning after December 15, 2017, with early application permitted as of the original effective date. The new guidance may be applied on a retrospective basis for all prior periods presented, or on a modified retrospective basis with the cumulative effect of the new guidance as of the date of initial application. The new guidance will be effective for us as of January 1, 2018 and we currently expect to use the modified retrospective transition method.

        During 2016, we substantially completed the impact assessment phase of our evaluation of ASU 2014-09. As a result of our impact assessment, we will be implementing additional processes and controls, including additional disclosures, to comply with the new standard. The largest financial impact will relate to the timing of revenue recognition for certain project-based orders for which we currently apply the percentage-of-completion or completed contract model. Under the new guidance, there are specific criteria to determine if a performance obligation should be recognized over time or at a point in time. We expect that in some cases the revenue recognition timing under the new guidance will change from current practice based on applying the specific criteria. We have not yet quantified the impact the adoption of ASU No. 2014-09 will have on our consolidated financial statements.

TRANSACTIONS WITH RELATED PARTIES

        We lease certain office space from certain of our principal shareholders, including a director and executive officer and another member of our Board of Directors, and members of their immediate families, which have expiration dates ranging from 2017 to 2020. Total rent expense under these leases was $3.9 million, $1.8 million and $2.0 million for each of the years ended December 31, 2016, 2015 and 2014, respectively.

        During the year ended December 31, 2014, we incurred expenses of $2.4 million to a law firm in which one of the former members of our Board of Directors is a partner.

        During the year ended December 31, 2014, we incurred expenses of $0.1 million to a financial services firm in which one of the former members of our Board of Directors is a partner.

        During the year ended December 31, 2014, we recorded revenue of $0.9 million from commercial transactions with a life science supply company in which a member of our Board of Directors is Chairman, President and Chief Executive Officer and another member of our Board of Directors was formerly a director.

        During the years ended December 31, 2016, 2015 and 2014, we recorded revenue of $1.1 million, $0.7 million and $1.9 million, respectively, and incurred expenses of $0.1 million in the year ended December 31, 2014, arising from commercial transactions with a life sciences company in which a member of our Board of Directors, who joined the Board of Directors in 2014, is Chairman and Chief Executive Officer.

        During the year ended December 31, 2016 and 2015, we recorded revenue of $0.2 million and $0.5 million, respectively from commercial transactions with a thermal analysis company for which a member of our Board of Directors serves as a consultant.

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

Impact of Foreign Currencies

        We generate a substantial portion of our revenues in international markets, principally Germany and other countries in the European Union, Switzerland and Japan, which exposes our operations to the risk of exchange rate fluctuations. The impact of currency exchange rate movement can be positive or negative in any period. Our costs related to sales in foreign currencies are largely denominated in the same respective currencies, limiting our transaction risk exposure. However, for foreign currency denominated sales in certain regions, such as Japan, where we do not incur significant costs denominated in Japanese Yen, we are more exposed to the impact of foreign currency fluctuations. For sales not denominated in U.S. Dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. Dollars, it will require more of the foreign currency to equal a specified amount of U.S. Dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. Dollars than we would have received before the rate increase went into effect. If we price our products in U.S. Dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. Dollar could result in our prices not being competitive in a market where business is transacted in the local currency. In the years ended December 31, 2016 and 2015 our revenue by geography was as follows (dollars in millions):

	2016		2015
	Revenue	Percentage of Revenue	Revenue	Percentage of Revenue
United States	$428.2	26.6%	$380.4	23.4%
Europe	582.9	36.2%	678.5	41.8%
Asia Pacific	458.1	28.4%	414.9	25.6%
Rest of world	142.1	8.8%	150.0	9.2%

Total revenue	$1,611.3	100.0%	$1,623.8	100.0%

        Changes in foreign currency exchange rates decreased our revenue by approximately 0.5% and 10.2% in the years ended December 31, 2016 and 2015, respectively.

        Assets and liabilities of our foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using year-end exchange rates, or historical rates, as appropriate. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a separate component of shareholders' equity. In the year ended December 31, 2016, we recorded net losses from currency translation adjustments of $27.6 million. In the year ended December 31, 2015, we recorded net losses from currency translation of $63.8 million. A 10% depreciation in functional currencies, relative to the U.S. dollar, at December 31, 2016, would have resulted in a reduction of shareholders' equity of approximately $83.3 million.

        Gains and losses resulting from foreign currency transactions are reported in interest and other income (expense), net in the consolidated statements of income and comprehensive income (loss). Our foreign currency translation gains (losses), net were $4.1 million and ($5.5) million for years ended December 31, 2016 and 2015, respectively.

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

        At December 31, 2016 and 2015, we had foreign currency contracts with notional amounts aggregating $40.7 million and $36.2 million, respectively. At December 31, 2016, the Company had the following notional amounts outstanding under foreign currency contracts (in millions):

Buy	Notional Amount in Buy Currency	Sell	Maturity	Notional Amount in U.S. Dollars	Fair Value of Assets	Fair Value of Liabilities
December 31, 2016:
Euro	21.1	U.S. Dollars	January 2017	$23.3	$—	$1.1
Swiss Francs	7.9	U.S. Dollars	January 2017	8.0	—	0.3
U.S. Dollars	4.0	Israel Shekel	January 2017	4.0	—	—

Israel Shekel	15.3	U.S. Dollars	January 2017	4.0	—	—
Euro	1.4	Polish Zloty	January 2017	1.4	—	—

				$40.7	$—	$1.4

        Based on the contractual maturities of these contracts and exchange rates as of December 31, 2016, we anticipate that these contracts will result in net cash outflows of $1.4 million in 2017. At December 31, 2016, assuming all other variables are constant, if the U.S. Dollar weakened by 10%, the market value of our foreign currency contracts would have increased by approximately $1.3 million and if the U.S. Dollar strengthened by 10%, the market value of our foreign currency contracts would have decreased by approximately $1.3 million.

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

Impact of Commodity Prices

        We are exposed to certain commodity risks associated with prices for various raw materials. The prices of copper and certain other raw materials, particularly niobium-tin, used to manufacture superconductors have increased significantly over the last decade. Copper and niobium-tin are the main components of low temperature superconductors and continued commodity price increases for copper and niobium, as well as other raw materials, may negatively affect our profitability. Periodically, we enter into commodity forward purchase contracts to minimize the volatility that fluctuations in the price of copper have on our sales of these products. At December 31, 2016 and 2015, we had fixed price commodity contracts with notional amounts aggregating $2.7 million and $2.0 million, respectively. The fair value of the fixed price commodity contracts at December 31, 2016 and 2015 was $0.2 million and ($0.4) million, respectively. We will continue to evaluate our commodity risks and may utilize commodity forward purchase contracts more frequently in the future.

Inflation

        We do not believe inflation had a material impact on our business or operating results during any of the periods presented.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Bruker Corporation

        In our opinion, the accompanying consolidated balance sheet as of December 31, 2016 and the related consolidated statements of income and comprehensive income (loss), of shareholders' equity and of cash flows for the year then ended present fairly, in all material respects, the financial position of Bruker Corporation and its subsidiaries at December 31, 2016, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the accounting for income taxes, including the income tax provision and related tax assets and liabilities, existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 1, 2017

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Bruker Corporation

        We have audited the accompanying consolidated balance sheet of Bruker Corporation as of December 31, 2015, and the related consolidated statements of income and comprehensive income (loss), statements of shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bruker Corporation at December 31, 2015, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 26, 2016

BRUKER CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$342.4	$267.1
Short-term investments	157.9	201.2
Accounts receivable, net	243.9	234.7
Inventories	440.4	422.0
Other current assets	91.3	106.5

Total current assets	1,275.9	1,231.5
Property, plant and equipment, net	239.1	231.1
Goodwill	130.6	130.6
Intangible assets, net	69.7	74.7
Deferred tax assets	76.5	53.0
Other long-term assets	16.6	9.1

Total assets	$1,808.4	$1,730.0

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$20.1	$0.6
Accounts payable	86.1	72.1
Customer advances	149.0	178.3
Other current liabilities	269.5	303.5

Total current liabilities	524.7	554.5
Long-term debt	391.6	265.2
Long-term deferred revenue	46.8	44.4
Deferred tax liabilities	10.1	9.5
Accrued pension	102.5	91.6
Other long-term liabilities	39.6	31.9
Commitments and contingencies (Note 14)
Shareholders' equity:
Preferred stock, $0.01 par value 5,000,000 shares authorized, none issued or outstanding at December 31, 2016 and 2015	—	—
Common stock, $0.01 par value 260,000,000 shares authorized, 170,552,890 and 169,644,644 shares issued and 159,854,695 and 165,354,180 outstanding at December 31, 2016 and 2015, respectively	1.7	1.7
Treasury stock at cost, 10,698,195 and 4,290,527 shares at December 31, 2016 and 2015, respectively	(249.3)	(90.9)
Additional paid-in capital	124.7	102.1
Retained earnings	885.2	757.4
Accumulated other comprehensive loss	(75.9)	(44.2)

Total shareholders' equity attributable to Bruker Corporation	686.4	726.1
Noncontrolling interest in consolidated subsidiaries	6.7	6.8

Total shareholders' equity	693.1	732.9

Total liabilities and shareholders' equity	$1,808.4	$1,730.0

The accompanying notes are an integral part of these consolidated financial statements.

BRUKER CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(In millions, except per share data)

	Year Ended December 31,
	2016	2015	2014
Product revenue	$1,345.4	$1,381.1	$1,571.9
Service revenue	254.7	235.5	231.8
Other revenue	11.2	7.2	5.2

Total revenue	1,611.3	1,623.8	1,808.9
Cost of product revenue	714.2	774.2	896.0
Cost of service revenue	150.0	139.7	149.6
Cost of other revenue	4.6	1.3	—

Total cost of revenue	868.8	915.2	1,045.6

Gross profit	742.5	708.6	763.3
Operating expenses:
Selling, general and administrative	390.5	392.2	451.0
Research and development	149.0	145.7	174.2
Other charges, net	25.8	25.0	32.7

Total operating expenses	565.3	562.9	657.9

Operating income	177.2	145.7	105.4
Interest and other income (expense), net	0.4	(17.7)	(4.1)

Income before income taxes and noncontrolling interest in consolidated subsidiaries	177.6	128.0	101.3
Income tax provision	23.1	23.1	41.7

Consolidated net income	154.5	104.9	59.6
Net income attributable to noncontrolling interest in consolidated subsidiaries	0.9	3.3	2.9

Net income attributable to Bruker Corporation	$153.6	$101.6	$56.7

Net income per common share attributable to
Bruker Corporation shareholders:
Basic	$0.95	$0.60	$0.34
Diluted	$0.95	$0.60	$0.33
Weighted average common shares outstanding:
Basic	161.4	168.2	167.8
Diluted	162.2	169.1	169.5
Consolidated net income	$154.5	$104.9	$59.6
Foreign currency translation adjustments	(27.6)	(63.8)	(131.7)
Pension liability adjustments (net of tax of $2.1 million, $2.1 million and $6.5 million, respectively)	(4.4)	(9.6)	(22.6)

Net comprehensive income (loss)	122.5	31.5	(94.7)
Less: Comprehensive income attributable to noncontrolling interests	0.6	2.3	2.8

Comprehensive income (loss) attributable to Bruker Corporation	$121.9	$29.2	$(97.5)

Dividend declared	$0.16	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

BRUKER CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions, except share data)

	Common Shares	Common Stock Amount	Treasury Shares	Treasury Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity Attributable to Bruker Corporation	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
Balance at December 31, 2013	167,579,204	$1.7	39,835	$(0.6)	$63.5	$599.1	$182.4	$846.1	$4.1	$850.2
Restricted shares issued	112,129	—	—	—	—	—	—	—	—	—
Stock options exercised	851,820	—	—	—	8.2	—	—	8.2	—	8.2
Stock based compensation	—	—	—	—	9.4	—	—	9.4	—	9.4
Treasury stock acquired	(15,569)	—	15,569	(0.3)	—	—	—	(0.3)	—	(0.3)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1.1)	(1.1)
Consolidated net income	—	—	—	—	—	56.7	—	56.7	2.9	59.6
Other comprehensive income (loss)	—	—	—	—	—	—	(154.2)	(154.2)	(0.1)	(154.3)

Balance at December 31, 2014	168,527,584	$1.7	55,404	$(0.9)	$81.1	$655.8	$28.2	$765.9	$5.8	$771.7
Restricted shares issued	135,677	—	—	—	—	—	—	—	—	—
Restricted shares terminated	(145,857)	—	145,857	—	—	—	—	—	—	—
Stock options exercised	926,042	—	—	—	10.8	—	—	10.8	—	10.8
Stock based compensation	—	—	—	—	8.0	—	—	8.0	—	8.0
Excess tax benefit related to exercise of stock awards	—	—	—	—	2.2	—	—	2.2	—	2.2
Shares repurchased	(4,082,042)	—	4,082,042	(89.9)	—	—	—	(89.9)	—	(89.9)
Treasury stock acquired	(7,224)	—	7,224	(0.1)	—	—	—	(0.1)	—	(0.1)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1.3)	(1.3)
Consolidated net income	—	—	—	—	—	101.6	—	101.6	3.3	104.9
Other comprehensive income (loss)	—	—	—	—	—	—	(72.4)	(72.4)	(1.0)	(73.4)

Balance at December 31, 2015	165,354,180	$1.7	4,290,527	$(90.9)	$102.1	$757.4	$(44.2)	$726.1	$6.8	$732.9
Restricted shares issued	13,105	—	—	—	—	—	—	—	—	—
Restricted shares terminated	(1,375)	—	1,375	—	—	—	—	—	—	—
Stock options exercised	895,078	—	—	—	12.0	—	—	12.0	—	12.0
Stock based compensation	—	—	—	—	9.4	—	—	9.4	—	9.4
Excess tax benefit related to exercise of stock awards	—	—	—	—	1.3	—	—	1.3	—	1.3
Shares issued for acquisition	90,066	—	(90,066)	2.1	(0.1)	—	—	2.0	—	2.0
Shares repurchased	(6,475,480)	—	6,475,480	(160.0)	—	—	—	(160.0)	—	(160.0)
Treasury stock acquired	(20,879)	—	20,879	(0.5)	—	—	—	(0.5)	—	(0.5)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(0.7)	(0.7)
Cash dividends paid to common stockholders	—	—	—	—	—	(25.8)	—	(25.8)	—	(25.8)
Consolidated net income	—	—	—	—	—	153.6	—	153.6	0.9	154.5
Other comprehensive income (loss)	—	—	—	—	—	—	(31.7)	(31.7)	(0.3)	(32.0)

Balance at December 31, 2016	159,854,695	$1.7	10,698,195	$(249.3)	$124.7	$885.2	$(75.9)	$686.4	$6.7	$693.1

The accompanying notes are an integral part of these consolidated financial statements.

BRUKER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Consolidated net income	$154.5	$104.9	$59.6
Adjustments to reconcile consolidated net income to cash flows from operating activities:
Depreciation and amortization	54.3	53.3	59.7
Write-down of demonstration inventories to net realizable value	16.5	19.4	28.2
Stock-based compensation expense	9.4	8.0	9.4
Deferred income taxes	(22.7)	(29.4)	(9.2)
Gain (loss) on disposal of product lines	—	0.2	(8.3)
Impairment and other non-cash expenses, net	7.6	26.5	14.2
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(8.4)	45.0	(14.5)
Inventories	(43.2)	(5.4)	4.6
Accounts payable and accrued expenses	(19.6)	12.6	9.0
Income taxes payable, net	(26.8)	22.7	5.6
Deferred revenue	4.9	3.8	12.9
Customer advances	(7.3)	1.4	(48.2)
Other changes in operating assets and liabilities, net	11.6	(33.8)	(8.7)

Net cash provided by operating activities	130.8	229.2	114.3

Cash flows from investing activities:
Purchase of short-term investments	(126.5)	(159.4)	(211.6)
Maturity of short-term investments	165.0	118.7	19.0
Cash paid for acquisitions, net of cash acquired	(24.3)	(28.6)	(3.9)
Proceeds from disposal of product lines	—	0.2	25.3
Purchases of property, plant and equipment	(37.1)	(34.2)	(33.8)
Proceeds from sales of property, plant and equipment	1.1	0.9	3.1

Net cash used in investing activities	(21.8)	(102.4)	(201.9)

Cash flows from financing activities:
Repayments of revolving lines of credit	—	(129.5)	—
Proceeds from revolving lines of credit	146.0	42.0	—
Repayment of other debt, net	(0.1)	(0.6)	(0.8)
Proceeds from issuance of common stock, net	11.5	10.8	7.9
Payment of contingent consideration	—	(3.0)	—
Payment of dividends to common stockholders	(25.8)	—	—
Repurchase of common stock	(160.0)	(90.0)	—
Changes in restricted cash	0.7	1.4	0.7
Cash payments to noncontrolling interests	(0.7)	(1.3)	(1.1)
Excess tax benefits related to stock option awards	1.2	2.2	—

Net cash (used in) provided by financing activities	(27.2)	(168.0)	6.7

Effect of exchange rate changes on cash and cash equivalents	(6.5)	(11.2)	(38.3)

Net change in cash and cash equivalents	75.3	(52.4)	(119.2)
Cash and cash equivalents at beginning of year	267.1	319.5	438.7

Cash and cash equivalents at end of year	$342.4	$267.1	$319.5

Supplemental cash flow information:
Cash paid for interest	$12.5	$12.2	$12.7

Cash paid for taxes	$72.4	$56.6	$55.9

The accompanying notes are an integral part of these consolidated financial statements.

BRUKER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business

        Bruker Corporation, together with its consolidated subsidiaries ("Bruker" or the "Company"), develops and manufactures high-performance scientific instruments and analytical and diagnostic solutions that enable its customers to explore life and materials at microscopic, molecular and cellular levels. Many of the Company's products are used to detect, measure and visualize structural characteristics of chemical, biological and industrial material samples. The Company's products address the rapidly evolving needs of a diverse array of customers in life science research, pharmaceuticals, biotechnology, applied markets, cell biology, clinical research, microbiology, in-vitro diagnostics, nanotechnology and materials science research.

        The Company has two reportable segments, Bruker Scientific Instruments (BSI), which represented approximately 93% and 92% of the Company's revenues during the year ended December 31, 2016 and 2015, respectively, and Bruker Energy & Supercon Technologies (BEST), which represented the remainder of the Company's revenues. Within BSI, the Company is organized into three operating segments: the Bruker BioSpin Group, the Bruker CALID Group and the Bruker Nano Group. For financial reporting purposes, the Bruker BioSpin, Bruker CALID and Bruker Nano operating segments are aggregated into the BSI reportable segment because each has similar economic characteristics, production processes, service offerings, types and classes of customers, methods of distribution and regulatory environments.

          Bruker BioSpin— The Bruker BioSpin Group manufactures and distributes enabling life science tools based on magnetic resonance technology. The majority of Bruker BioSpin's revenues are generated by academic and government research customers. Other customers include pharmaceutical and biotechnology companies and nonprofit laboratories, as well as chemical, food and beverage, clinical and polymer companies.

          Bruker CALID(Chemicals, Applied Markets, Life Science, In-Vitro Diagnostics, Detection)— The Bruker CALID Group designs, manufactures and distributes life science mass spectrometry and ion mobility spectrometry systems, infrared spectroscopy and radiological/nuclear detectors for Chemical, Biological, Radiological, Nuclear and Explosive (CBRNE) detection in emergency response, homeland security and defense applications, and analytical and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy technologies. Customers of the Bruker CALID Group include pharmaceutical, biotechnology and diagnostics companies, contract research organizations, academic institutions, medical schools, nonprofit or for-profit forensics, agriculture, food and beverage safety, environmental and clinical microbiology laboratories, hospitals and government departments and agencies.

          Bruker Nano— The Bruker Nano Group designs, manufactures and distributes advanced X-ray instruments, atomic force microscopy instrumentation, advanced fluorescence optical microscopy instruments, analytical tools for electron microscopes and X-ray metrology, defect-detection equipment for semiconductor process control, handheld, portable and mobile X-ray fluorescence spectrometry instruments and spark optical emission spectroscopy systems. Customers of the Bruker Nano Group include biotechnology and pharmaceutical companies, academic institutions, governmental customers, nanotechnology companies, semiconductor companies, raw material manufacturers, industrial companies and other businesses involved in materials analysis.

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

Subsequent Events

        The Company has evaluated all subsequent events and determined that there are no material recognized or unrecognized subsequent events, or any subsequent events required to be mentioned in the footnotes to the consolidated financial statements, other than those disclosed in Note 23—Subsequent Events.

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

Short-term Investments

        Short-term investments represent time and call deposits with original maturities of greater than three months at the date of acquisition. Short-term investments are classified as available-for-sale and are reported at fair value. There were no unrealized gains (losses) recorded as of December 31, 2016 and 2015, as cost approximates current fair value.

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

Derivative Financial Instruments and Hedging Activities

        All derivatives, whether designated in a hedging relationship or not, are recorded on the consolidated balance sheets at fair value. The accounting for changes in fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, the Company must designate the hedging instrument, based on the exposure being hedged, as a fair value hedge, cash flow hedge, foreign currency hedge or a hedge of a net investment in a foreign operation.

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

        The Company's financial instruments consist primarily of cash equivalents, short-term investments, restricted cash, derivative instruments consisting of forward foreign exchange contracts, commodity contracts, derivatives embedded in certain purchase and sale contracts, accounts receivable, borrowings under a revolving credit agreement, accounts payable, contingent consideration and long-term debt. The carrying amounts of the Company's cash equivalents, short-term investments and restricted cash, accounts receivable, borrowings under a revolving credit agreement and accounts payable approximate fair value caused by their short-term nature. Derivative assets and liabilities are measured at fair value on a recurring basis. The Company's long-term debt consists principally of a private placement arrangement entered into in 2012 with various fixed interest rates based on the maturity date.

        The Company has evaluated the estimated fair value of financial instruments using available market information and management's estimates. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

Concentration of Credit Risk

        Financial instruments which subject the Company to credit risk consist of cash, cash equivalents, short-term investments, derivative instruments, accounts receivables and restricted cash. The risk with respect to cash, cash equivalents and short-term investments is minimized by the Company's policy of investing in short-term financial instruments issued by highly-rated financial institutions. The risk with respect to derivative instruments is minimized by the Company's policy of entering into arrangements with highly-rated financial institutions. The risk with respect to accounts receivables is minimized by the creditworthiness and diversity of the Company's customers. The Company performs periodic credit evaluations of its customers' financial condition and generally requires an advanced deposit for a portion of the purchase price. Credit losses have been within management's expectations and the allowance for doubtful accounts totaled $7.9 million and $9.1 million as of December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, no single customer represented 10% or more of the Company's accounts receivable. For the years ended December 31, 2016, 2015 and 2014, no single customer represented 10% or more of the Company's total revenue.

Inventories

        Components of inventory include raw materials, work-in-process, demonstration units and finished goods. Demonstration units include systems which are located in the Company's demonstration laboratories or installed at the sites of potential customers and are considered available for sale. Finished goods include in-transit systems that have been shipped to the Company's customers, but not yet installed and accepted by the customer. All inventories are stated at the lower of cost or market. Cost is determined principally by the first-in, first-out method for a majority of subsidiaries and by average-cost for certain other subsidiaries. The Company reduces the carrying value of its inventories for differences between cost and estimated net realizable value, taking into consideration usage in the preceding twelve months, expected demand, technological obsolescence and other information including the physical condition of demonstration inventories. The Company records a charge to cost of product revenue for the amount required to reduce the carrying value of inventory to net realizable value. Costs associated with the procurement of inventories, such as inbound freight charges and purchasing and receiving costs, are capitalized as part of inventory and are also included in the cost of product revenue line item within the consolidated statements of income and comprehensive income (loss).

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

        In process research and development, or IPR&D, acquired as part of business combinations under the acquisition method represents ongoing development work associated with enhancements to existing products, as well as the development of next generation products. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment on an annual basis, or when indicators of impairment are identified. When the IPR&D project is complete, it is reclassified as a finite-lived intangible asset and is amortized over its estimated useful life. If an IPR&D project is abandoned before completion or is otherwise determined to be impaired, the value of the asset or the amount of the impairment is charged to the consolidated statements of income and comprehensive income (loss) in the period the project is abandoned or impaired.

        Intangible assets with a finite useful life are amortized on a straight-line basis over their estimated useful lives as follows:

Existing technology and related patents	3-10 years
Customer and distributor relationships	5-12 years
Trade names	5-10 years

Impairment of Long-Lived Assets

        Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the quoted market price, if available or the estimated fair value of those assets are less than the assets' carrying value and are not recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their fair values. Impairment losses are charged to the consolidated statements of income and comprehensive income (loss) for the difference between the fair value and carrying value of the asset.

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

        The Company records liabilities related to uncertain tax positions in accordance with the guidance that clarifies the accounting for uncertainty in income taxes recognized in a Company's financial statements. This guidance prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company includes accrued interest and penalties related to unrecognized tax benefits and income tax liabilities, when applicable, in income tax expense.

Customer Advances

        The Company typically requires an advance deposit under the terms and conditions of contracts with customers. These deposits are recorded as a current or long-term liability until revenue is recognized on the specific contract in accordance with the Company's revenue recognition policy.

Revenue Recognition

        The Company recognizes revenue from systems sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, title and risk of loss has been transferred to the customer and collectability of the resulting receivable is reasonably assured. Title and risk of loss generally transfers upon shipping terms, or for certain systems, based upon customer acceptance for a system that has been delivered and installed at a customer facility. For systems that include customer-specific acceptance criteria, the Company is required to assess when it can demonstrate the acceptance criteria has been met, which generally is upon successful factory acceptance testing or customer acceptance and evidence of installation.

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

        Revenue from accessories and parts is generally recognized based on shipping terms. Service revenue is recognized as the services are performed or ratably over the contractual obligation and includes maintenance contracts, extended warranty, training, application support and on-demand services.

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

        Other revenues are primarily comprised of development arrangements recognized on a cost-plus-fixed-fee basis and licensing arrangements recognized ratably over the term of the related contracts.

Shipping and Handling Costs

        The Company includes costs incurred in connection with shipping and handling of products within selling, general and administrative expenses in the accompanying consolidated statements of income and comprehensive income (loss). Shipping and handling costs were $21.3 million, $20.6 million and $26.2 million in the years ended December 31, 2016, 2015 and 2014, respectively. Amounts billed to customers in connection with these costs are included in total revenues.

Research and Development

        The Company commits substantial capital and resources to internal and collaborative research and development projects in order to provide innovative products and solutions to their customers. The Company conducts research primarily to enhance system performance and improve the reliability of existing products, and to develop revolutionary new products and solutions. Research and development costs are expensed as incurred and include salaries, wages and other personnel related costs, material costs and depreciation, consulting costs and facility costs.

Capitalized Software

        Purchased software is capitalized at cost and is amortized over the estimated useful life, generally three years. Software developed for use in the Company's products is expensed as incurred to research and development expense until technological feasibility is achieved. Subsequent to the achievement of technological feasibility, amounts are capitalizable; however, to date such amounts have not been material.

Advertising

        The Company expenses advertising costs as incurred. Advertising expenses were $12.7 million, $12.9 million and $10.7 million during the years ended December 31, 2016, 2015 and 2014, respectively.

Stock-Based Compensation

        The Company recognizes stock-based compensation expense in the consolidated statements of income and comprehensive income (loss) based on the fair value of the share-based award at the grant date. The Company's primary types of share-based compensation are stock options, restricted stock awards and restricted stock units. The Company recorded stock-based compensation expense for the years ended December 31, 2016, 2015 and 2014, as follows (in millions):

	2016	2015	2014
Stock options	$7.5	$7.1	$6.7
Restricted stock awards	1.6	0.9	2.7
Restricted stock units	0.3	—	—

Total stock-based compensation	$9.4	$8.0	$9.4

	2016	2015	2014
Costs of product revenue	$1.4	$1.2	$1.2
Selling, general and administrative	6.6	5.6	5.6
Research and development	1.4	1.2	2.6

Total stock-based compensation	$9.4	$8.0	$9.4

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

	2016	2015	2014
Risk-free interest rates	1.23%-2.21%	1.58%-1.91%	1.78%-2.10%
Expected life	5.75-7.02 years	6.0-6.25 years	6.0-6.25 years
Volatility	33.57%-41.60%	35.10%-52.23%	53.07%-56.24%
Expected dividend yield	0.0%-0.78%	—	—

        Risk-free interest rates are based on the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected life assumption. Expected life is determined through a calculation based on historical data and the Company believes that this is the best estimate of the expected term of a new option. Expected volatility is based on a number of factors, but the Company currently believes that the exclusive use of its historical volatility results in the best estimate of the expectations of future volatility over the expected term. The expected dividend yield was included in the option pricing formula beginning in February of 2016 as the Company adopted a dividend policy. In addition, the Company utilizes an estimated forfeiture rate when calculating the stock-based compensation expense for the period. The Company has applied estimated forfeiture rates derived from an analysis of historical data of 6.2%, 5.8% and 5.1% for the years ended December 31, 2016, 2015 and 2014, respectively, in determining the expense recorded in the accompanying consolidated statements of income and comprehensive income (loss).

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

        The following table sets forth the computation of basic and diluted weighted average shares outstanding for the years ended December 31, (in millions, except per share data):

	2016	2015	2014
Net income attributable to Bruker Corporation, as reported	$153.6	$101.6	$56.7

Weighted average shares outstanding:
Weighted average shares outstanding-basic	161.4	168.2	167.8
Effect of dilutive securities:
Stock options, restricted stock awards and restricted stock units	0.8	0.9	1.7

	162.2	169.1	169.5

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.95	$0.60	$0.34

Diluted	$0.95	$0.60	$0.33

        Stock options and restricted stock units to purchase approximately 0.6 million shares, 1.3 million shares and 0.1 million shares were excluded from the computation of diluted earnings per share for the years ended December 31, 2016, 2015 and 2014, respectively, because their effect would have been anti-dilutive.

Post Retirement Benefit Plans

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

Loss Contingencies

        Loss contingency provisions are recorded if the potential loss from any claim, asserted or unasserted, or legal proceeding related to patents, products and other matters, is considered probable and the amount can be reasonably estimated or a range of loss can be determined. These accruals represent management's best estimate of probable loss. Disclosure is provided when it is reasonably possible that a loss will be incurred or when it is reasonably possible that the amount of a loss will exceed the recorded provision.

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

Note 3—Acquisitions

2016

        On December 14, 2016, we acquired 100% of the stock of Active Spectrum Inc., a manufacturer of magnetic resonance spectroscopy. On November 17, 2016, we acquired 100% of the membership interests of Oxford Instruments Superconducting Wire LLC (OST), a manufacturer of low-temperature superconductors. On November 2, 2016, we acquired the assets of Renishaw Diagnostics Ltd., a developer and producer of molecular assays for applications in microbiology. On November 21, 2016, we acquired the preclinical imaging business of OncoVision, a leading provider of innovative medical imaging devices. On June 20, 2016, we acquired the assets of Yingsheng Technology Pty Ltd., which comprise a technology for advanced minerals identification and characterization. The products of the acquired companies are intended to complement the Company's existing product portfolio and technology base. The following table reflects the consideration transferred and the respective reporting segment for each of the acquisitions:

Name of Acquisition	Segment	Consideration	Cash Consideration
Yingsheng Technology Pty Ltd	BSI	$1.7	$1.2
Renishaw Diagnostics Ltd.	BSI	3.6	1.2
Oxford Instruments Superconducting Wire LLC	BEST	15.9	15.9
Preclinical Imaging Business of OncoVision	BSI	7.4	6.0
Active Spectrum Inc.	BSI	2.8	—

		$31.4	$24.3

        The components and fair value allocation of the consideration transferred in connection with these acquisitions were as follows (in millions):

Consideration Transferred:
Cash paid	$25.9
Cash acquired	(1.6)
Shares issued	2.0
Contingent consideration	5.1

Total consideration transferred	$31.4

Allocation of Consideration Transferred:
Accounts receivable	$6.9
Inventories	19.1
Other current assets	0.1
Property, plant and equipment	7.5
Intangible assets:
Customer relationships	2.0
Existing technology	14.6
Trade name	0.6
Goodwill	1.0
Bargain purchase gain	(9.2)
Deferred taxes, net	(1.0)
Liabilities assumed	(10.2)

Total consideration transferred	$31.4

        The Company completed the fair value allocation for these acquisitions at December 31, 2016. The fair value allocation included contingent consideration in the amount of $5.1 million, which represented the estimated fair value of future payments to the former shareholders of the acquired companies based on achieving annual revenue and gross margin targets in future years. The future payments of the contingent consideration may differ from the fair value recorded based on the financial results of the acquired businesses. The amortization period for intangible assets is between 5 and 7 years. The bargain purchase gain of $9.2 million related to the acquisition of OST, and has been recorded within interest and other income, net on the consolidated statements of income and comprehensive income (loss). The acquisition resulted in a bargain purchase gain as the assets acquired exceeded the consideration paid. Pro forma financial information reflecting these acquisitions have not been presented because the impact on revenues, net income and total assets is not material.

2015

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

        The Company completed the fair value allocation in the fourth quarter of 2015. The fair value allocation included contingent consideration in the amount of $4.1 million, which represented the estimated fair value of future payments to the former shareholders of Jordan Valley based on achieving annual revenue and gross margin targets for the years 2016-2017. During the year ended December 31, 2016, the Company recorded an additional $7.7 million to other charges, net for additional consideration based on 2016 revenue and gross margin achievements. The maximum potential future payments related to the contingent consideration is $4 million at December 31, 2016. The amortization period for intangible assets acquired in connection with Jordan Valley is 7 years for customer relationships, existing technology and trade name.

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

2014

        On July 28, 2014 the Company completed the acquisition of Vutara, Inc. a manufacturer of high-speed, three-dimensional (3D), super-resolution fluorescence microscopy for life science applications.

Name of Acquisition	Segment	Consideration	Cash Consideration
Vutara Inc.	BSI	$8.5	$3.9

Note 4—Fair Value of Financial Instruments

        The Company measures the following financial assets and liabilities at fair value on a recurring basis. The following tables set forth the Company's financial instruments and presents them within the fair value hierarchy using the lowest level of input that is significant to the fair value measurement at December 31, 2016 and 2015 (in millions):

December 31, 2016	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Embedded derivatives in purchase and delivery contracts	$4.0	$—	$4.0	$—
Fixed price commodity contracts	0.2		0.2	—

Total assets recorded at fair value	$4.2	$—	$4.2	$—

Liabilities:
Contingent consideration	$16.6	$—	$—	$16.6
Foreign exchange contracts	1.4	—	1.4	—
Embedded derivatives in purchase and delivery contracts	0.3	—	0.3	—

Total liabilities recorded at fair value	$18.3	$—	$1.7	$16.6

December 31, 2015	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Embedded derivatives in purchase and delivery contracts	$0.5	$—	$0.5	$—

Total assets recorded at fair value	$0.5	$—	$0.5	$—

Liabilities:
Contingent consideration	$4.6	$—	$—	$4.6
Foreign exchange contracts	1.3	—	1.3	—
Embedded derivatives in purchase and delivery contracts	0.5	—	0.5	—
Fixed price commodity contracts	0.4	—	0.4

Total liabilities recorded at fair value	$6.8	$—	$2.2	$4.6

        Derivative financial instruments are classified within level 2 because there is not an active market for each derivative contract. However, the inputs used to calculate the value of the instruments are obtained from active markets.

        The fair value of the long-term fixed interest rate debt, which has been classified as Level 2, was $253.3 million and $252.1 million at December 31, 2016 and 2015, respectively, based on market and observable sources with similar maturity dates.

        The Company measures certain assets and liabilities at fair value with changes in fair value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities during the year ended December 31, 2016.

        Excluded from the table above are cash equivalents, restricted cash and short-term investments as the cost approximates current fair value. The Company has a program to enter into time deposits with varying maturity dates ranging from one to twelve months, as well as call deposits for which the Company has the ability to redeem the invested amounts over a period of 31 to 95 days. The Company has classified these investments within cash and cash equivalents or short-term investments within the consolidated balance sheets based on call and maturity dates. There are no cash equivalents, $3.4 million and $4.2 million of restricted cash and $157.9 million and $201.2 million of short-term investments outstanding as of December 31, 2016 and 2015, respectively. On a quarterly basis, the Company reviews its short-term investments to determine if there have been any events that could create an impairment. None were noted for the years ended December 31, 2016 and 2015.

        As part of certain acquisitions in 2016, 2015 and 2014, the Company recorded contingent consideration liabilities that have been classified as Level 3 in the fair value hierarchy. The contingent consideration represents the estimated fair value of future payments to the former shareholders of applicable acquired companies based on achieving annual revenue and gross margin targets in certain years as specified in the purchase and sale agreements. The Company initially valued the contingent consideration by using a Monte Carlo simulation which models future revenue and costs of goods sold projections and discounts the average results to present value. Changes to the fair value of the contingent consideration recognized in earnings for the years ended December 31, 2016 and December 31, 2015 were $6.9 million and ($7.7) million, respectively, and were recorded to other charges, net in the consolidated statements of income and comprehensive income (loss) for increases (reversals) of contingent consideration representing expected achievement of financial targets. The following table sets forth the changes in contingent consideration liabilities for the years ended December 31, 2016 and 2015 (in millions):

Balance at December 31, 2014	$11.9
Current period additions	4.1
Current period adjustments	(7.7)
Current period settlements	(3.6)
Foreign currency effect	(0.1)

Balance at December 31, 2015	4.6
Current period additions	5.1
Current period adjustments	6.9
Current period settlements	—
Foreign currency effect	—

Balance at December 31, 2016	$16.6

Note 5—Accounts Receivable

        The following is a summary of trade accounts receivable at December 31, (in millions):

	2016	2015
Gross accounts receivable	$251.8	$243.8
Allowance for doubtful accounts	(7.9)	(9.1)

Accounts receivable, net	$243.9	$234.7

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

        The following is a summary of the activity in the Company's allowance for doubtful accounts at December 31, (in millions):

	Balance at Beginning of Period	Additions Charged to Expense	Deductions Amounts Written Off	Foreign Currency Impact	Balance at End of Period
2016	$9.1	$0.9	$(2.0)	$(0.1)	$7.9
2015	10.1	2.1	(2.5)	(0.6)	9.1
2014	7.9	5.5	(2.5)	(0.8)	10.1

Note 6—Inventories

        Inventories consisted of the following at December 31, (in millions):

	2016	2015
Raw materials	$132.8	$158.8
Work-in-process	181.0	131.1
Finished goods	91.8	93.3
Demonstration units	34.8	38.8

Inventories	$440.4	$422.0

        Finished goods include in-transit systems that have been shipped to the Company's customers but not yet installed and accepted by the customer. As of December 31, 2016 and 2015, inventory-in-transit was $37.5 million and $44.7 million, respectively.

        The Company reduces the carrying value of its demonstration inventories for differences between its cost and estimated net realizable value through a charge to cost of product revenue that is based on a number of factors including the age of the unit, the physical condition of the unit and an assessment of technological obsolescence. Amounts recorded in cost of product revenue related to the write-down of demonstration units to net realizable value were $16.5 million, $19.4 million and $28.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Note 7—Property, Plant and Equipment, Net

        The following is a summary of property, plant and equipment, net by major asset class at December 31, (in millions):

	2016	2015
Land	$26.7	$27.6
Building and leasehold improvements	266.7	261.9
Machinery, equipment, software and furniture and fixtures	323.1	314.0

	616.5	603.5
Less accumulated depreciation and amortization	(377.4)	(372.4)

Property, plant and equipment, net	$239.1	$231.1

        Depreciation expense, which includes the amortization of leasehold improvements, for the years ended December 31, 2016, 2015 and 2014 was $32.6 million, $32.6 million and $39.5 million, respectively.

        During the years ended December 31, 2016 and 2015, the Company recorded impairment charges of $0.8 million and $2.1 million, respectively, representing the write down to fair value of certain property, plant and equipment, net related to restructuring and outsourcing activities undertaken during the respective years. These impairment charges are recorded within other charges, net in the accompanying consolidated statements of income and comprehensive income (loss). Please see Note 17—other charges, net, for additional details on the restructuring activities.

        In July 2014, the Company's Board of Directors approved a plan (the "Plan") to divest certain assets and implement a restructuring program in the former Chemical and Applied Markets (CAM) Division within the Bruker CALID Group. The Plan was developed as a result of management's conclusion that the former CAM business would be unable to achieve acceptable financial performance in the next two years. Please see Note 17—other charges, net, for additional details on the Plan. The Company determined the Plan was an indicator requiring the evaluation of property, plant and equipment within that reporting unit for recoverability. The Company performed a valuation during 2014 and determined that the property, plant and equipment within the former CAM Division were impaired. The Company recorded an impairment charge of $5.5 million in the year ended December 31, 2014 to reduce the remaining value of those assets to fair value. In addition, the Company determined, based upon projected cash flows generated by certain assets in the BEST Segment, that an impairment charge of $5.1 million was necessary during the year ended December 31, 2014 to reduce the carrying value of those assets to their estimated fair values. These impairment charges are recorded within "other charges, net" in the accompanying consolidated statements of income and comprehensive income (loss).

Note 8—Goodwill and Intangible Assets

Goodwill

        The following table sets forth the changes in the carrying amount of goodwill for the years ended December 31, 2016, 2015 and 2014 (in millions):

Balance at December 31, 2013	$127.4
Current period additions/adjustments	5.0
Foreign currency impact	(4.6)

Balance at December 31, 2014	$127.8
Current period additions/adjustments	6.8
Impairment	(0.7)
Foreign currency impact	(3.3)

Balance at December 31, 2015	130.6
Current period additions/adjustments	1.0
Foreign currency impact	(1.0)

Balance at December 31, 2016	$130.6

        At December 31, 2016 and 2015, all goodwill was allocated within the BSI Segment. During the year ended December 31, 2015, the Company recorded an impairment charge of $0.7 million representing the impairment of goodwill in the Bruker BioSpin Group related to certain restructuring and outsourcing activities during the year. The Company performed its annual impairment evaluation using a qualitative approach at December 31, 2016 and 2014 and a quantitative approach at December 31, 2015 and concluded it was more likely than not that goodwill has not been impaired. Based on the most recent quantitative analysis the fair values of each of our reporting units was significantly greater than their carrying amounts, and therefore, no additional impairment was required.

Intangible Assets

        The following is a summary of intangible assets at December 31, (in millions):

	2016			2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology and related patents	$169.0	$(113.9)	$55.1	$154.5	$(95.5)	$59.0
Customer relationships	20.0	(7.9)	12.1	18.4	(5.9)	12.5
Non compete conracts	1.8	(1.1)	0.7	1.8	(0.6)	1.2
Trade names	1.6	(0.4)	1.2	1.6	(0.2)	1.4

Intangible assets subject to amortization	192.4	(123.3)	69.1	176.3	(102.2)	74.1
In-process research and development	0.6	—	0.6	0.6	—	0.6

Intangible assets	$193.0	$(123.3)	$69.7	$176.9	$(102.2)	$74.7

        For the years ended December 31, 2016, 2015 and 2014, the Company recorded amortization expense of approximately $21.7 million, $20.7 million and $20.2 million, respectively, in the consolidated statements of income and comprehensive income (loss). During the year ended December 31, 2015, the Company recorded an impairment charge of $1.8 million representing the impairment of intangible assets in the Bruker BioSpin Group related to certain restructuring and outsourcing activities during the year.

        The estimated future amortization expense related to amortizable intangible assets at December 31, 2016 is as follows (in millions):

2017	$24.4
2018	20.0
2019	8.2
2020	7.3
2021	6.5
Thereafter	2.7

Total	$69.1

Note 9—Other Current Liabilities

        The following is a summary of other current liabilities at December 31, (in millions):

	2016	2015
Deferred revenue	$75.5	$77.0
Accrued compensation	83.8	88.5
Accrued warranty	18.7	19.6
Contingent consideration	13.5	4.6
Income taxes payable	11.3	25.1
Other taxes payable	12.4	25.4
Derivative liabilities	1.8	2.2
Other accrued expenses	52.5	61.1

Other current liabilities	$269.5	$303.5

        The following table sets forth the changes in accrued warranty for the years ended December 31, 2016 and 2015 (in millions):

Balance at December 31, 2014	$21.6
Accruals for warranties issued during the year	21.1
Settlements of warranty claims	(21.7)
Foreign currency impact	(1.4)

Balance at December 31, 2015	19.6
Accruals for warranties issued during the year	17.4
Settlements of warranty claims	(17.8)
Foreign currency impact	(0.5)

Balance at December 31, 2016	$18.7

Note 10—Debt

        The Company's debt obligations consist of the following as of December 31, (in millions):

	2016	2015
US Dollar revolving loan under the 2015 Credit Agreement	$171.0	$25.0
US Dollar notes under the Note Purchase Agreement	240.0	240.0
Unamortized debt issuance costs under the Note Purchase Agreement	(0.8)	(0.9)
Capital lease obligations and other loans	1.5	1.7

Total debt	411.7	265.8
Current portion of long-term debt	(20.1)	(0.6)

Total long-term debt, less current portion	$391.6	$265.2

Credit Agreements

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

        As of December 31, 2016, the Company was in compliance with the covenants of the 2015 Credit Agreement. The Company's leverage ratio (as defined in the 2015 Credit Agreement) was 1.49 and interest coverage ratio (as defined in the 2015 Credit Agreement) was 15.5.

        The following is a summary of the maximum commitments and the net amounts available to the Company under the 2015 Credit Agreement and other lines of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand with interest payable monthly, at December 31, 2016 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
2015 Credit Agreement	2.0%	$500.0	$171.0	$1.1	$327.9
Other lines of credit	—	232.7	—	130.4	102.3

Total revolving loans		$732.7	$171.0	$131.5	$430.2

Note Purchase Agreement

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

        As of December 31, 2016, the Company was in compliance with the covenants of the Note Purchase Agreement. The Company's leverage ratio (as defined in the Note Purchase Agreement) was 1.49 and interest coverage ratio (as defined in the Note Purchase Agreement) was 15.5.

        Annual maturities of debt outstanding, less deferred financing cost amortization, at December 31, 2016 are as follows (in millions):

2017	$20.1
2018	0.1
2019	15.0
2020	171.0
2021	—
Thereafter	205.5

Total	$411.7

        Interest expense for the years ended December 31, 2016, 2015 and 2014, was $13.2 million, $13.0 million and $13.3 million, respectively.

        In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amends the existing guidance to require that debt issuance costs be presented in the consolidated balance sheet as a reduction from the carrying amount of the related debt liability instead of as an other asset. The Company adopted ASU 2015-03 on a retrospective basis for the year ended December 31, 2016. As of December 31, 2016 and 2015, there were $0.8 million and $0.9 million, respectively, in debt issuance costs recorded as a reduction in the carrying value of the related debt liability under the Note Purchase Agreement. The $0.8 million in debt issuance costs as of December 31, 2016 will be amortized over the remaining term of the Note Purchase Agreement. The retrospective adoption resulted in $0.9 million of debt issuance costs being reclassified from other current assets and other non-current assets to a reduction of the carrying value of long-term debt as of December 31, 2015. The Company also adopted ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, and elected not to reclassify the debt issuance costs related to line-of-credit arrangements for the 2015 Credit Agreement.

Note 11—Derivative Instruments and Hedging Activities

Interest Rate Risks

        The Company's exposure to interest rate risk relates primarily to outstanding variable rate debt and adverse movements in the related short-term market rates. The most significant component of the Company's interest rate risk relates to amounts outstanding under the 2015 Credit Agreement, which totaled $171.0 million at December 31, 2016. The Company currently has a higher level of fixed rate debt than variable rate debt, which limits the exposure to adverse movements in interest rates.

Foreign Exchange Rate Risk Management

        The Company generates a substantial portion of its revenues and expenses in international markets, principally Germany and other countries in the European Union and Switzerland, which subjects its operations to the exposure of exchange rate fluctuations. The impact of currency exchange rate movement can be positive or negative in any period. The Company periodically enters into foreign currency contracts in order to minimize the volatility that fluctuations in currency translation have on its monetary transactions. Under these arrangements, the Company typically agrees to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates with maturities of less than twelve months. These transactions do not qualify for hedge accounting and, accordingly, the instrument is recorded at fair value with the corresponding gains and losses recorded in the consolidated statements of income and comprehensive income (loss). The Company had the following notional amounts outstanding under foreign currency contracts at December 31, (in millions):

Buy	Notional Amount in Buy Currency	Sell	Maturity	Notional Amount in U.S. Dollars	Fair Value of Assets	Fair Value of Liabilities
December 31, 2016:
Euro	21.1	U.S. Dollars	January 2017	$23.3	$—	$1.1
Swiss Francs	7.9	U.S. Dollars	January 2017	8.0	—	0.3
U.S. Dollars	4.0	Israel Shekel	January 2017	4.0	—	—
Israel Shekel	15.3	U.S. Dollars	January 2017	4.0	—	—
Euro	1.4	Polish Zloty	January 2017	1.4	—	—

				$40.7	$—	$1.4

December 31, 2015:
Euro	21.1	U.S. Dollars	January 2016	$24.2	$—	$1.2
Swiss Francs	5.9	U.S. Dollars	April 2016	6.0	—	0.1
U.S. Dollars	6.0	Israel Shekel	April 2016	6.0	—	—

				$36.2	$—	$1.3

        In addition, the Company periodically enters into purchase and sales contracts denominated in currencies other than the functional currency of the parties to the transaction. The Company accounts for these transactions separately valuing the "embedded derivative" component of these contracts. The contracts, denominated in currencies other than the functional currency of the transacting parties, amounted to $120.7 million for the delivery of products and $2.3 million for the purchase of products at December 31, 2016 and $59.0 million for the delivery of products and $4.1 million for the purchase of products at December 31, 2015. The changes in the fair value of these embedded derivatives are recorded in interest and other income (expense), net in the consolidated statements of income and comprehensive income (loss).

Commodity Price Risk Management

        The Company has an arrangement with a customer under which it has a firm commitment to deliver copper based superconductors at a fixed price. In order to minimize the volatility that fluctuations in the price of copper have on the Company's sales of these commodities, the Company enters into commodity hedge contracts. At December 31, 2016 and 2015, the Company has fixed price commodity contracts with notional amounts aggregating $2.7 million and $2.0 million, respectively. The changes in the fair value of these commodity contracts are recorded in interest and other income (expense), net in the consolidated statements of income and comprehensive income (loss).

        The fair value of the derivative instruments described above are recorded in the consolidated balance sheets for the years ended December 31, 2016 and 2015 as follows (in millions):

	Balance Sheet Location	2016	2015
Derivative assets:
Embedded derivatives in purchase and delivery contracts	Other current assets	$2.7	$0.5
Fixed price commodity contracts	Other current assets	0.2	—
Embedded derivatives in purchase and delivery contracts	Other long-term assets	1.3	—
Derivative liabilities:
Foreign exchange contracts	Other current liabilities	$1.4	$1.3
Embedded derivatives in purchase and delivery contracts	Other current liabilities	0.3	0.5
Fixed price commodity contracts	Other current liabilities	—	0.4

        The impact on net income of unrealized gains and losses resulting from changes in the fair value of derivative instruments for the years ending December 31 are as follows (in millions) and are recorded within interest and other income (expense), net in the consolidated statements of income and comprehensive income (loss):

	2016	2015	2014
Foreign exchange contracts	$(0.1)	$3.8	$(7.4)
Embedded derivatives in purchase and delivery contracts	3.7	(0.2)	0.4
Fixed price commodity contracts	0.6	(0.2)	(0.3)

Income (expense), net	$4.2	$3.4	$(7.3)

Note 12—Income Taxes

        The domestic and foreign components of income before taxes are as follows for the years ended December 31, (in millions):

	2016	2015	2014
Domestic	$18.4	$31.6	$(83.2)
Foreign	159.2	96.4	184.5

	$177.6	$128.0	$101.3

        The components of the income tax provision are as follows for the years ended December 31, (in millions):

	2016	2015	2014
Current income tax (benefit) expense:
Federal	$(2.4)	$5.7	$(1.1)
State	0.3	1.3	0.4
Foreign	59.8	50.0	50.8

Total current income tax expense	57.7	57.0	50.1
Deferred income tax (benefit) expense:
Federal	3.1	(31.1)	0.7
State	(5.3)	(2.4)	(0.1)
Foreign	(32.4)	(0.4)	(9.0)

Total deferred income tax (benefit) expense	(34.6)	(33.9)	(8.4)

Income tax provision	$23.1	$23.1	$41.7

        The income tax provision differs from the tax provision computed at the U.S federal statutory rate due to the following significant components for the years ended December 31:

	2016	2015	2014
Statutory tax rate	35.0%	35.0%	35.0%
Foreign tax rate differential	(11.6)	(3.6)	(12.1)
Permanent differences	8.2	(2.0)	9.6
Tax contingencies	(3.0)	2.3	(0.9)
Change in tax rates	0.2	1.3	(1.6)
Withholding taxes	1.3	8.1	0.6
State income taxes, net of federal benefits	(2.9)	(0.9)	0.2
Purchase accounting	1.6	0.8	0.7
Tax credits	(3.0)	(1.1)	(4.3)
Other	4.3	(2.7)	(1.2)
Change in valuation allowance for unbenefitted losses	(17.1)	(19.2)	15.2

Effective tax rate	13.0%	18.0%	41.2%

        The tax effect of temporary items that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2016 and 2015 are as follows (in millions):

	2016	2015
Deferred tax assets:
Accounts receivable	$2.9	$2.0
Accrued expenses	4.6	4.7
Compensation	30.6	30.1
Investments	—	1.4
Deferred revenue	2.0	0.2
Net operating loss carryforwards	14.1	16.0
Fixed assets	0.8	0.8
Inventory	3.2	2.9
Foreign tax and other tax credit carryforwards	17.2	32.3
Unrealized currency gain/loss	3.0	6.1
Other	—	7.5

Gross deferred tax assets	78.4	104.0
Less valuation allowance	(0.5)	(37.2)

Total deferred tax assets	77.9	66.8

Deferred tax liabilities:
Accounts receivable	—	0.6
Foreign statutory reserves	1.1	5.3
Intangibles	7.2	9.4
Accrued expenses	1.2	8.0
Other	2.0	—

Total deferred tax liabilities	11.5	23.3

Net deferred tax assets	$66.4	$43.5

        The Company uses the liability method to account for income taxes. Under this method, deferred income taxes are recognized for the future tax consequences of differences between the tax and financial accounting bases of assets and liabilities at each reporting period. Deferred income taxes are based on enacted tax laws and statutory tax rates applicable to the period in which these differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the expected realizable amounts.

        The Company can only recognize a deferred tax asset to the extent this it is "more likely than not" that these assets will be realized. Judgments around realizability depend on the availability and weight of both positive and negative evidence. After considering all available evidence at December 31, 2016, the Company removed valuation allowances against a portion of its deferred tax assets in the U.S. and certain other jurisdictions as it is more likely than not that these assets will be realized. In particular, the Company removed a partial valuation allowance against its U.S. net deferred tax assets, which comprised deductible temporary differences and tax credit carryforwards. Also, the Company removed its valuation allowance against certain foreign net operating losses. In determining the realizability of these assets, the Company considered numerous factors including historical profitability, the character and amount of estimated future taxable income and prudent and feasible tax planning strategies.

        Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2016, 2015 and 2014 were as follows:

Balance at December 31, 2013	$42.4
Increases recorded to income tax provision	15.0

Balance at December 31, 2014	$57.4
Decreases recorded as a benefit to income tax provision	(20.2)

Balance at December 31, 2015	$37.2
Decreases recorded as a benefit to income tax provision	(36.7)

Balance at December 31, 2016	$0.5

        Increases related primarily to the generation of net operating losses and other deferred tax assets and decreases related primarily to the adjustment to certain deferred tax assets and their related allowance.

        As of December 31, 2016, the Company has approximately $40.2 million net operating loss carryforwards available to reduce state taxable income. The Company also has approximately $41.0 million of German Trade Tax net operating losses that are carried forward indefinitely. Additionally, the Company has $23.1 million of other foreign net operating losses that are expected to expire at various times beginning in 2018. The Company also has U.S. federal tax credits of approximately $15.1 million available to offset future tax liabilities that expire at various dates, which include research and development tax credits of $12.2 million expiring at various times through 2035, foreign tax credits of $2.9 million expiring at various times through 2025, and state research and development tax credits of $7.8 million. Utilization of these credits and state net operating losses may be subject to annual limitations due to the ownership percentage change limitations provided by the Internal Revenue Code Section 382 and similar state provisions. In the event of a deemed change in control under Internal Revenue Code Section 382, an annual limitation on the utilization of net operating losses and credits may result in the expiration of all or a portion of the net operating loss and credit carryforwards.

        The Company reflects certain statutory reserves in its tabular reconciliation of unrecognized tax benefits. Effective for the year ended December 31, 2013 and thereafter, these unrecognized tax benefits are presented as a reduction of the associated net deferred tax assets.

        The Company asserts that its foreign earnings, with the exception of its foreign earnings that have been previously taxed by the U.S., are indefinitely reinvested. The Company regularly evaluates its assertion that its foreign earnings are indefinitely reinvested. If the cash, cash equivalents and short-term investments held by the Company's foreign subsidiaries are needed to fund operations in the United States or the Company otherwise elects to repatriate the unremitted earnings of its foreign subsidiaries in the form of dividends or otherwise, or if the shares of the subsidiaries were sold or transferred, the Company would likely be subject to additional U.S. income taxes, net of the impact of any available tax credits, which could result in a higher effective tax rate in the future.

        The Company has indefinitely reinvested the earnings of its non-U.S. subsidiaries in the cumulative amount of approximately $1,200 million as of December 31, 2016, and therefore, has not provided for U.S. income taxes that could result from the distribution of such earnings to the U.S. parent. If these earnings were ultimately distributed to the United States in the form of dividends or otherwise, or if the shares of the subsidiaries were sold or transferred, the Company would likely be subject to additional U.S. income taxes, net of the impact of any available foreign tax credits. The Company estimates the amount of unrecognized deferred U.S. income taxes on these undistributed earnings to be approximately $90 million.

        The Company has gross unrecognized tax benefits, excluding interest, of approximately $6.2 million as of December 31, 2016, of which $5.3 million, if recognized, would reduce the Company's effective tax rate. In the next twelve months it is reasonably possible that the Company will reduce its unrecognized tax benefits by $2.1 million due to statutes of limitations expiring and favorably settling with taxing authorities which would reduce the Company's effective tax rate. A tabular reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Gross unrecognized tax benefits at December 31, 2013	$51.7
Gross decreases—tax positions in prior periods	(6.4)
Gross decreases—current period tax positions	(0.3)
Settlements	(0.6)
Lapse of statutes	(4.4)

Gross unrecognized tax benefits at December 31, 2014	40.0
Gross decreases—tax positions in prior periods	(1.5)
Gross increases—current period tax positions	0.4
Settlements	(2.7)
Lapse of statutes	(3.0)

Gross unrecognized tax benefits at December 31, 2015	33.2
Gross decreases—tax positions in prior periods	(4.8)
Gross increases—current period tax positions	0.9
Settlements	(21.3)
Lapse of statutes	(1.8)

Gross unrecognized tax benefits at December 31, 2016	$6.2

        The Company's policy is to include accrued interest and penalties related to unrecognized tax benefits and income tax liabilities, when applicable, in income tax expense. As of December 31, 2016 and 2015, the Company had approximately $0.5 million and $4.7 million, respectively, of accrued interest and penalties related to uncertain tax positions included in other long-term liabilities in the consolidated balance sheets. The Company recorded a benefit of $1.8 million for penalties and interest related to unrecognized tax benefits in the provision for income taxes during the year ended December 31, 2016 and an expense of $1.4 million during the year ended December 31, 2015.

        The Company files tax returns in the United States which include federal, state and local jurisdictions and many foreign jurisdictions with varying statutes of limitations. The Company considers Germany, the United States and Switzerland to be its significant tax jurisdictions. The tax years 2013 to 2015 are open tax years in these significant foreign jurisdictions. In the first quarter of 2014, the Company settled a tax audit in the United States for the tax year 2010. In the third quarter of 2015, the Company settled tax audits in Germany and Italy. In 2016, the Company settled tax audits in Germany and Switzerland. The settlement was immaterial to the consolidated financial statements. Tax years 2011 to 2015 remain open for examination in the United States.

Note 13—Post Retirement Benefit Plans

Defined Contribution Plans

        The Company sponsors various defined contribution plans that cover certain domestic and international employees. The Company may make contributions to these plans at its discretion. The Company contributed $6.0 million, $6.5 million and $7.1 million to such plans in the years ended December 31, 2016, 2015 and 2014, respectively.

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

        The components of net periodic benefit costs for the years ended December 31, 2016, 2015 and 2014 were as follows (in millions):

	2016	2015	2014
Components of net periodic benefit costs:
Service cost	$6.8	$7.2	$4.8
Interest cost	2.2	2.5	4.6
Expected return on plan assets	(1.8)	(2.3)	(4.1)
Settlement loss recognized	—	10.2	—
Amortization of net loss	4.1	4.1	0.1

Net periodic benefit costs	$11.3	$21.7	$5.4

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

	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$199.2	$207.2
Service cost	6.8	7.2
Interest cost	2.2	2.5
Plan participant contributions	4.0	3.9
Plan curtailments	—	(0.3)
Benefits paid	(7.1)	1.3
Actuarial loss (gain)	11.1	7.5
Plan amendments	—	14.7
Plan settlements	—	(39.7)
Premiums paid	(1.4)	(1.4)
Plan combinations	—	0.9
Impact of foreign currency exchange rates	(4.7)	(4.6)

Benefit obligation at end of year	210.1	199.2
Change in plan assets:
Fair value of plan assets at beginning of year	106.1	139.6
Return on plan assets	1.3	(3.7)
Plan participant and employer contributions	9.2	9.5
Benefits paid	(7.1)	1.3
Plan settlements	—	(39.7)
Premiums paid	(1.4)	(1.4)
Plan combinations		0.1
Impact of foreign currency exchange rates	(2.2)	0.4

Fair value of plan assets at end of year	105.9	106.1

Net under funded status	$(104.2)	$(93.1)

        The accumulated benefit obligation for the defined benefit pension plans is $199.9 million and $189.7 million at December 31, 2016 and 2015, respectively. All defined benefit pension plans have an accumulated benefit obligation and projected benefit obligation in excess of plan assets at December 31, 2016 and 2015.

        The following amounts were recognized in the accompanying consolidated balance sheets for the Company's defined benefit plans at December 31, (in millions):

	2016	2015
Current liabilities	$(1.7)	$(1.5)
Non-current liabilities	(102.5)	(91.6)

Net benefit obligation	$(104.2)	$(93.1)

        The following pre-tax amounts were recognized in accumulated other comprehensive income (loss) for the Company's defined benefit plans at December 31, (in millions):

	2016	2015
Reconciliation of amounts recognized in the consolidated balance sheets:
Prior service cost	$(10.6)	$(12.2)
Net actuarial loss	(56.0)	(48.5)

Accumulated other comprehensive loss	(66.6)	(60.7)
Accumulated contributions in excess of net periodic benefit cost	(37.6)	(32.4)

Net amount recognized	$(104.2)	$(93.1)

        The amount in accumulated other comprehensive income (loss) at December 31, 2016 expected to be recognized as amortization of net loss within net periodic benefit cost in 2017 is $4.6 million.

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

        The range of assumptions used for defined benefit pension plans reflects the different economic environments within the various countries. The range of assumptions used to determine the projected benefit obligations for the years ended December 31, are as follows:

	2016	2015	2014
Discount rates	0.2%-2.1%	0.3%-2.5%	0.7%-2.4%
Expected return on plan assets	0.0%-3.0%	0.0%-3.0%	2.9%
Expected rate of compensation increase	1.0%-3.0%	1.0%-3.0%	1.0%-3.0%

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

Asset Allocations by Asset Category

        The fair value of the Company's pension plan assets at December 31, 2016 and 2015, by asset category and by level in the fair value hierarchy, is as follows (in millions):

December 31, 2016	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan Assets:
Group BPCE Life (a)	$1.3	$—	$1.3	$—
Swiss Life Collective BVG Foundation (b)	104.6	—	104.6	—

Total plan assets	$105.9	$—	$105.9	$—

December 31, 2015	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan Assets:
Group BPCE Life (a)	$1.4	$—	$1.4	$—
Swiss Life Collective BVG Foundation (b)	104.7	—	104.7	—

Total plan assets	$106.1	$—	$106.1	$—

(a)
The Company's pension plan in France is invested in a larger fund that invests in a variety of instruments. The assets are not directly dedicated to the French pension plan. The Group BPCE Life fund invests in debt securities of foreign corporations and governments, equity securities of foreign government funds and private real estate funds.

(b)
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

Contributions and Estimated Future Benefit Payments

        During 2017, the Company expects contributions to be consistent with 2016. The estimated future benefit payments are based on the same assumptions used to measure the Company's benefit obligation at December 31, 2016. The following benefit payments reflect future employee service as appropriate (in millions):

2017	$2.1
2018	2.2
2019	3.0
2020	3.2
2021	3.5
2022-2026	24.9

Note 14—Commitments and Contingencies

        In accordance with ASC Topic 450, Contingencies, the Company accrues anticipated costs of settlement, damages, or other costs to the extent specific losses are probable and estimable.

Litigation and Related Contingencies

        Lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. Third parties might allege that the Company or its collaborators are infringing their patent rights or that the Company is otherwise violating their intellectual property rights. Loss contingency provisions are recorded if the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated or a range of loss can be determined. These accruals represent management's best estimate of probable loss. Disclosure also is provided when it is reasonably possible that a loss will be incurred or when it is reasonably possible that the amount of a loss will exceed the recorded provision. The Company believes the outcome of pending proceedings, individually and in the aggregate, will not have a material impact on the Company's financial statements. As of December 31, 2016 and 2015, no material accruals have been recorded for potential contingencies.

Governmental Investigations

        The Company is subject to regulation by national, state and local government agencies in the United States and other countries in which it operates. From time to time, the Company is the subject of governmental investigations often involving regulatory, marketing and other business practices. These governmental investigations may result in the commencement of civil and criminal proceedings, fines, penalties and administrative remedies and may have a material adverse effect on our financial position, results of operations and/or liquidity.

        The Korea Fair Trade Commission ("KFTC") has conducted an investigation into improper bidding by Bruker Korea Co., Ltd. and several other companies in connection with bids for sales of X-ray systems in 2010 and 2012. Three of the bids under investigation involved Bruker Korea. The Company cooperated fully with the KFTC regarding this matter. In September 2016, the KFTC fined Bruker Korea approximately $15,000 and referred the matter to the Korean Public Prosecutor's Office for criminal prosecution. Additional monetary penalties may also result from the ongoing criminal proceeding. Since December 2016, various Korean governmental entities have imposed suspensions on Bruker Korea, with suspension periods ranging from three to six months. During the periods of these suspensions, which are overlapping, Bruker Korea is prohibited from bidding for or conducting sales to Korean governmental agencies. Sales to these customers were less than 1% of the Company's revenue for the year ended December 31, 2016. In the course of normal business, the Company conducts business in Korea with other non-governmental customers that are not affected by these suspensions. Accordingly, the Company does not expect these contingencies to have a material adverse effect on our financial statements.

Operating Leases

        Certain buildings, office equipment and vehicles are leased under agreements that are accounted for as operating leases. Total rental expense under operating leases was $22.0 million, $23.0 million and $22.8 million during the years ended December 31, 2016, 2015 and 2014, respectively. Future minimum lease payments under non-cancelable operating leases at December 31, 2016, for each of the next five years and thereafter are as follows (in millions):

2017	$20.9
2018	14.6
2019	10.9
2020	8.9
2021	6.6
Thereafter	14.0

Total	$75.9

Capital Leases

        The Company leased a building under an agreement that was classified as a capital lease. As of December 31, 2016 the lease was completed and the building was subsequently purchased by the Company. The cost of the building under the capital lease was included in the consolidated balance sheets as property, plant and equipment and was $2.7 million at December 31, 2015. Accumulated amortization of the leased buildings at December 31, 2015 was $0.7 million. Amortization expense related to assets under capital leases was included in depreciation expense. The obligations related to capital leases was recorded as a component of long-term debt or the current portion of long-term debt in the consolidated balance sheets, depending on when the lease payments are due.

Unconditional Purchase Commitments

        The Company has entered into unconditional purchase commitments, in the ordinary course of business, that include agreements to purchase goods, services or fixed assets and to pay royalties that are enforceable and legally binding and that specify all significant terms including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase commitments exclude agreements that are cancelable at any time without penalty. The aggregate amount of the Company's unconditional purchase commitments totaled $149.3 million at December 31, 2016 and the majority of these commitments are expected to be settled during 2017.

License Agreements

        The Company has entered into cross-licensing agreements for various technologies that allow other companies to utilize certain of its patents and related technologies over various periods or into perpetuity. Income from these agreements for the years ended December 31, 2016, 2015 and 2014 was $1.9 million, $2.5 million and $2.6 million, respectively, and is classified in other revenue in the consolidated statements of income and comprehensive income (loss). The unearned portions of proceeds from the cross-licensing agreements are classified as short-term or long-term deferred revenue depending on when the revenue will be earned.

        The Company has also entered into license agreements allowing it to utilize certain patents. If these patents are used in connection with a commercial product sale, the Company pays royalties on the related product revenues. Licensing fees for the years ended December 31, 2016, 2015 and 2014, were $3.0 million, $3.2 million and $3.3 million, respectively, and are recorded in cost of product revenue in the consolidated statements of income and comprehensive income (loss).

Letters of Credit and Guarantees

        At December 31, 2016 and 2015, the Company had bank guarantees of $131.5 million and $137.7 million, respectively, related primarily to customer advances. These arrangements guarantee the refund of advance payments received from customers in the event that the merchandise is not delivered or warranty obligations are not fulfilled in compliance with the terms of the contract. These guarantees affect the availability of the Company's lines of credit.

Indemnifications

        The Company enters into standard indemnification arrangements in the Company's ordinary course of business. Pursuant to these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, generally the Company's business partners or customers, in connection with any patent, or any copyright or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these agreements is unlimited. The Company believes the estimated fair value of these agreements is minimal based on historical experiences.

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

Note 15—Shareholders' Equity

Share Repurchase Program

        In May 2015, the Company's Board of Directors approved a share repurchase program (the "Anti-Dilutive Repurchase Program") under which the Company may repurchase the Company's common stock in amounts intended to approximately offset, on an annual basis, the dilutive effect of shares that have been, or may be, issued pursuant to option or restricted stock awards under the Company's incentive compensation plans. In 2015, a total of 1,245,000 shares were repurchased at an aggregate cost of $24.9 million under the Anti-Dilutive Repurchase Program.

        In November 2015, the Company's Board of Directors suspended the Anti-Dilutive Repurchase Program until January 1, 2017 and approved an additional share repurchase program (the "Repurchase Program") which authorized repurchases of common stock up to $225 million from time to time, in amounts, at prices, and at such times as the Company deemed appropriate, subject to market conditions, legal requirements and other considerations. A total of 6,475,480 shares were repurchased at an aggregate cost of $160.0 million during the year ended December 31, 2016. A total of 9,312,522 shares were repurchased at an aggregate cost of $225.0 million as of December 31, 2016 under the completed Repurchase Program.

        The repurchased shares are reflected within Treasury stock in the accompanying consolidated balance sheet at December 31, 2016.

Cash Dividends on Common Stock

        On February 22, 2016, the Company announced the establishment of a dividend policy and the declaration by its Board of Directors of an initial quarterly cash dividend in the amount of $0.04 per share of the Company's issued and outstanding common stock. Under the dividend policy, the Company will target a cash dividend to the Company's shareholders in the amount of $0.16 per share per annum, payable in equal quarterly installments. Dividends were paid on March 24, 2016 to shareholders of record as of March 4, 2016 for an aggregate cost of $6.5 million, on June 24, 2016 to shareholders of record as of June 6, 2016 for an aggregate cost of $6.5 million, on September 23, 2016 to shareholders of record as of September 6, 2016 for an aggregate cost of $6.4 million and on December 23, 2016 to shareholders of record as of December 5, 2016 for an aggregate cost of $6.4 million. Subsequent dividend declarations and the establishment of record and payment dates for such future dividend payments, if any, are subject to the Board of Directors' continuing determination that the dividend policy is in the best interests of the Company's shareholders. The dividend policy may be suspended or cancelled at the discretion of the Board of Directors at any time.

Accumulated Other Comprehensive Income (Loss)

        The following is a summary of the components of accumulated other comprehensive income (loss), net of tax, at December 31, (in millions):

	Foreign Currency Translation	Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2013	$197.6	$(15.2)	$182.4
Other comprehensive income (loss)	(131.6)	(22.7)	(154.3)
Realized loss on reclassification	—	0.1	0.1

Balance at December 31, 2014	66.0	(37.8)	28.2
Other comprehensive income (loss)	(62.8)	(23.6)	(86.4)
Realized loss on reclassification	—	14.0	14.0

Balance at December 31, 2015	3.2	(47.4)	(44.2)
Other comprehensive income (loss)	(27.3)	(8.4)	(35.7)
Realized loss on reclassification	—	4.0	4.0

Balance at December 31, 2016	$(24.1)	$(51.8)	$(75.9)

Note 16—Stock-Based Compensation

        In February 2010, the Bruker BioSciences Corporation Amended and Restated 2000 Stock Option Plan (the "2000 Plan"), expired at the end of its scheduled ten-year term. On March 9, 2010, the Company's Board of Directors unanimously approved and adopted the Bruker Corporation 2010 Incentive Compensation Plan (the "2010 Plan"), and on May 14, 2010, the 2010 Plan was approved by the Company's stockholders. The 2010 Plan provided for the issuance of up to 8,000,000 shares of the Company's common stock. The 2010 Plan allowed a committee of the Board of Directors (the "Compensation Committee") to grant incentive stock options, non-qualified stock options and restricted stock awards. The Compensation Committee had the authority to determine which employees would receive the awards, the amount of the awards and other terms and conditions of any awards. Awards granted under the 2010 Plan typically were made subject to a vesting period of three to five years.

        In May 2016, the Bruker Corporation 2016 Incentive Compensation Plan (the "2016 Plan") was approved by the Company's stockholders. With the approval of the 2016 Plan, no further grants will be made under the 2010 Plan. The 2016 Plan provides for the issuance of up to 9,500,000 shares of the Company's common stock and permits the grant of awards of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares and performance units, as well as cash-based awards. The 2016 Plan is administered by the Compensation Committee. The Compensation Committee has the authority to determine which employees will receive awards, the amount of any awards, and other terms and conditions of such awards. Awards granted under the 2016 Plan typically vest over a period of three to four years.

        Stock option activity for the year ended December 31, 2016 was as follows:

	Shares Subject to Options	Weighted Average Option Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value (in millions) (b)
Outstanding at December 31, 2015	4,637,279	$16.72
Granted	1,070,266	23.08
Exercised	(895,078)	13.43
Forfeited/Expired	(186,789)	19.15

Outstanding at December 31, 2016	4,625,678	$18.73	6.7	$13.6

Exercisable at December 31, 2016	2,287,488	$16.02	5.1	$11.9

Exercisable and expected to vest at December 31, 2016 (a)	4,479,307	$18.64	6.6	$13.5

(a)
In addition to the options that are vested at December 31, 2016, the Company expects a portion of the unvested options to vest in the future. Options expected to vest in the future are determined by applying an estimated forfeiture rate to the options that are unvested as of December 31, 2016.

(b)
The aggregate intrinsic value is based on the positive difference between the fair value of the Company's common stock price of $21.18 on December 31, 2016, or the date of exercises, as appropriate, and the exercise price of the underlying stock options.

        The weighted average fair value of options granted was $7.72, $7.82 and $10.81 per share for the years ended December 31, 2016, 2015 and 2014, respectively.

        The total intrinsic value of options exercised was $11.2 million, $8.2 million and $10.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

        Unrecognized pre-tax stock-based compensation expense of $15.0 million related to stock options awarded under the 2010 and 2016 Plans is expected to be recognized over the weighted average remaining service period of 2.62 years for stock options outstanding at December 31, 2016.

        Restricted shares of the Company's common stock are periodically awarded to executive officers, directors and certain key employees of the Company, subject to service restrictions, which vest ratably over periods of one to five years. The restricted shares of common stock may not be sold or transferred during the restriction period. Stock-based compensation for restricted stock is recorded based on the stock price on the grant date and charged to expense ratably throughout the restriction period.

        The following table summarizes information about restricted stock award activity during the year ended December 31, 2016:

	Shares Subject to Restriction	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	243,150	$18.58
Granted	13,105	24.80
Vested	(82,374)	17.95
Forfeited	(1,375)	16.57

Outstanding at December 31, 2016	172,506	$19.37

        The total fair value of restricted stock vested was $1.5 million, $1.0 million and $3.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

        Unrecognized pre-tax stock-based compensation expense of $2.5 million related to restricted stock awarded under the 2010 Plan is expected to be recognized over the weighted average remaining service period of 2.15 years for awards outstanding at December 31, 2016.

        The following table summarizes information about restricted stock unit activity for year ended December 31, 2016:

	Shares Subject to Restriction	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	—	$—
Granted	262,475	22.33
Vested	—	—
Forfeited	(158)	26.29

Outstanding at December 31, 2016	262,317	$22.32

        No restricted stock units vested in the year ended December 31, 2016. Unrecognized pre-tax stock-based compensation expense of $5.1 million related to restricted stock units awarded under the 2016 Plan is expected to be recognized over the weighted average remaining service period of 3.75 years for units outstanding at December 31, 2016.

Note 17—Other Charges, Net

        The components of other charges, net for the years ended December 31, 2016, 2015 and 2014, were as follows (in millions):

	2016	2015	2014
Acquisition-related expenses (income), net	$9.0	$(7.2)	$2.9
Professional fees incurred in connection with internal investigation	—	0.4	3.2
Pension settlement charge	—	10.2	—
Information technology transformation costs	6.2	8.9	4.0
Restructuring charges	9.8	8.1	11.1
Long-lived asset impairments	0.8	4.6	11.5

Other charges, net	$25.8	$25.0	$32.7

Restructuring Initiatives

2016

        The Company commenced a restructuring initiative in 2016 to address lower demand in the Bruker CALID and Bruker Nano Groups as a result of delays in European academic funding and ongoing weakness in several of the industrial end market segments that affect the Bruker Nano Group. This initiative is intended to improve the Bruker CALID and Bruker Nano Group operating results in response to these market conditions. Restructuring actions will result in a reduction of approximately 125 employees within the Bruker CALID and Bruker Nano Groups.

        The following is a summary of the restructuring expenses related to this initiative which are recorded in the accompanying consolidated statements of income and comprehensive income for the year ended December 31, 2016:

	2016
	Severance and Exit Costs	Inventory Writedown and Asset Impairment	Total
Cost of revenues	$4.4	$2.4	$6.8
Other charges, net	3.4	0.2	3.6

	$7.8	$2.6	$10.4

        Total restructuring and other one-time charges related to this initiative in 2016 and 2017 are expected to be between $11.0 and $13.0 million, of which $8.4 to $10.0 million relate to employee separation and facility exit costs and $2.6 to $3.0 million relate to estimated inventory write-downs and asset impairments.

2015

        The Company commenced a restructuring initiative in the second quarter of 2015 within the Bruker BioSpin Group, which was developed as a result of a revenue decline that occurred during the second half of 2014 and continued during the first half of 2015. This initiative was intended to improve Bruker BioSpin Group's operating results. Restructuring actions resulted in a reduction of employee headcount within the Bruker BioSpin Group of approximately 9% and the closure and consolidation of a Bruker BioSpin Group manufacturing facility.

        The following is a summary of the restructuring expenses related to this initiative which are recorded in the accompanying consolidated statements of income and comprehensive income for years ended December 31, 2016 and 2015:

	2016			2015
	Severance and Exit Costs	Inventory Writedown and Asset Impairment	Total	Severance and Exit Costs	Inventory Writedown and Asset Impairment	Total
Cost of revenues	$2.2	$—	$2.2	$10.2	$2.1	$12.3
Other charges, net	1.1	—	1.1	1.8	2.1	3.9

	$3.3	$—	$3.3	$12.0	$4.2	$16.2

        As of December 31, 2016, expenses incurred under this restructuring initiative were substantially complete.

2014

        In 2014, the Company commenced and executed various productivity improvement initiatives within the BSI Segment in an effort to optimize its operations. These restructuring initiatives included the divestiture of certain non-core businesses, outsourcing of various manufacturing activities, transferring or ceasing operations at certain facilities and an overall right-sizing within the Company based on the then current business environments.

        Restructuring charges for the years ended December 31, 2016, 2015 and 2014 included charges for various other programs which were recorded in the accompanying consolidated statements of income and comprehensive income as follows:

	2016	2015	2014
Cost of revenues	$2.0	$8.9	$25.0
Other charges, net	5.1	4.2	11.1

	$7.1	$13.1	$36.1

        The following table sets forth the changes in the restructuring reserves for the years ended December 31, 2016, 2015 and 2014 (in millions):

	Total	Severance	Exit Costs	Provisions for Excess Inventory
Balance at December 31, 2013	$11.5	$8.4	$1.1	$2.0
Restructuring charges	36.1	15.5	8.8	11.8
Cash payments	(22.9)	(14.6)	(8.2)	(0.1)
Non-cash adjustments	(7.5)	(1.4)	(0.3)	(5.8)
Foreign currency impact	(1.1)	(0.8)	(0.1)	(0.2)

Balance at December 31, 2014	$16.1	$7.1	$1.3	$7.7
Restructuring charges	29.3	15.9	6.4	7.0
Cash payments	(18.0)	(11.9)	(5.1)	(1.0)
Non-cash adjustments	(2.9)	(0.2)	(0.2)	(2.5)
Foreign currency impact	(1.4)	(0.6)	—	(0.8)

Balance at December 31, 2015	$23.1	$10.3	$2.4	$10.4
Restructuring charges	20.8	10.6	7.2	3.0
Cash payments	(22.1)	(15.6)	(5.6)	(0.9)
Non-cash adjustments	(5.4)	(0.4)	(0.3)	(4.7)
Foreign currency impact	(0.2)	—	—	(0.2)

Balance at December 31, 2016	$16.2	$4.9	$3.7	$7.6

        For the years ended December 31, 2016 and 2014, all restructuring charges related to the BSI Segment. For the year ended December 31, 2015, restructuring charges of $28.4 million related to the BSI Segment and $0.9 million related to the BEST Segment.

Note 18—Interest and Other Income (Expense), Net

        The components of interest and other income (expense), net for the years ended December 31, 2016, 2015 and 2014, were as follows (in millions):

	2016	2015	2014
Interest income	$0.3	$1.2	$0.8
Interest expense	(13.2)	(13.0)	(13.3)
Exchange gains (losses) on foreign currency transactions	4.1	(5.5)	(2.0)
Gain on bargain purchase	9.2	—	—
(Loss) gain on disposal of product line	—	(0.2)	8.3
Other	—	(0.2)	2.1

Interest and other income (expense), net	$0.4	$(17.7)	$(4.1)

Note 19—Business Segment Information

        The Company has two reportable segments, BSI and BEST, as discussed in Note 1 to the consolidated financial statements.

        Selected business segment information is presented below for the years ended December 31, (in millions):

	2016	2015	2014
Revenue:
BSI	$1,492.6	$1,499.2	$1,674.6
BEST	130.2	133.7	152.9
Eliminations (a)	(11.5)	(9.1)	(18.6)

Total revenue	$1,611.3	$1,623.8	$1,808.9

Operating Income (Loss):
BSI	$168.9	$133.2	$99.8
BEST	6.6	11.5	3.4
Corporate, eliminations and other (b)	1.7	1.0	2.2

Total operating income	$177.2	$145.7	$105.4

(a)
Represents product and service revenue between reportable segments.

(b)
Represents corporate costs and eliminations not allocated to the reportable segments.

        The Company recorded an impairment charge of $0.8 million and $4.6 million for the years ended December 31, 2016 and 2015, respectively, within the BSI Segment. The Company recorded an impairment charge of $11.5 million for the year ended December 31, 2014, of which $6.4 million was within the BSI Segment and $5.1 million within the BEST Segment. Please see Note 7—Property, Plant and Equipment, net and Note 8—Goodwill and Other Intangible Assets, for description of impairment charges recorded in 2016, 2015 and 2014. These impairment charges are included within other charges, net in the accompanying consolidated statements of income and comprehensive income (loss).

        Total assets by segment as of and for the years ended December 31, are as follows (in millions):

	2016	2015
Assets:
BSI	$1,779.8	$1,714.4
BEST	36.0	79.1
Eliminations and other (a)	(7.4)	(63.5)

Total assets	$1,808.4	$1,730.0

(a)
Assets not allocated to the reportable segments and eliminations of intercompany transactions.

        Total capital expenditures and depreciation and amortization by segment are presented below for the years ended December 31, (in millions):

	2016	2015	2014
Capital Expenditures:
BSI	$34.6	$30.1	$31.5
BEST	2.5	4.1	2.3

Total capital expenditures	$37.1	$34.2	$33.8

Depreciation and Amortization:
BSI	$51.3	$50.5	$55.1
BEST	3.0	2.8	4.6

Total depreciation and amortization	$54.3	$53.3	$59.7

        Revenue and property, plant and equipment, net by geographical area as of and for the year ended December 31, are as follows (in millions):

	2016	2015	2014
Revenue:
United States	$428.2	$380.4	$387.6
Germany	189.5	198.9	215.1
Rest of Europe	393.4	479.6	522.9
Asia Pacific	458.1	414.9	495.5
Other	142.1	150.0	187.8

Total revenue	$1,611.3	$1,623.8	$1,808.9

	2016	2015
Property, plant and equipment, net:
United States	$46.4	$43.2
Germany	122.5	125.9
Rest of Europe	63.3	54.7
Asia Pacific	4.4	4.2
Other	2.5	3.1

Total property, plant and equipment, net	$239.1	$231.1

Note 20—Related Parties

        The Company leases certain office space from certain of its principal shareholders, including a director and executive officer and another member of the Company's Board of Directors, and members of their immediate families, which have expiration dates ranging from 2017 to 2020. Total rent expense under these leases was $3.9 million, $1.8 million and $2.0 million for each of the years ended December 31, 2016, 2015 and 2014, respectively.

        During the year ended December 31, 2014, the Company incurred expenses of $2.4 million to a law firm in which one of the former members of its Board of Directors is a partner.

        During the year ended December 31, 2014, the Company incurred expenses of $0.1 million to a financial services firm in which one of the former members of its Board of Directors is a partner.

        During the year ended December 31, 2014, the Company recorded revenue of $0.9 million from commercial transactions with a life science supply company in which a member of the Company's

Board of Directors is Chairman, President and Chief Executive Officer and another member of the Company's Board of Directors was formerly a director.

        During the years ended December 31, 2016, 2015 and 2014, the Company recorded revenue of $1.1 million, $0.7 million and $1.9 million, respectively, and incurred expenses of $0.1 million for the year ended December 31, 2014, arising from commercial transactions with a life sciences company in which a member of the Company's Board of Directors, who joined the Board of Directors in 2014, is Chairman and Chief Executive Officer.

        During the year ended December 31, 2016 and 2015, the Company recorded revenue of $0.2 million and $0.5 million, respectively, from commercial transactions with a thermal analysis company in which one of the former members of its Board of Directors serves as a consultant.

Note 21—Recent Accounting Pronouncements

        In January 2017, the Financial Accounting Standards Boards ("FASB") issued Accounting Standards Update ("ASU") 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new standard simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test. This ASU will be applied prospectively and is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements upon adoption.

        In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard will be effective as of January 1, 2018. The Company is evaluating the provisions of this standard, including which period to adopt, and has not determined what impact the adoption of ASU No. 2017-01 will have on the Company's consolidated financial statements.

        In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740)—Intra-Entity Transfer of Assets Other than Inventory. The new standard requires recognition of current and deferred income taxes resulting from an intra-entity transfer of any asset (excluding inventory) when the transfer occurs. This is a change from existing U.S. GAAP which prohibits recognition of current and deferred income taxes until the asset is sold to a third party. The new standard is effective as of January 1, 2018 and early adoption is permitted. The Company is evaluating the provisions of this standard, including which period to adopt, and has not determined what impact the adoption of ASU No. 2016-16 will have on the Company's consolidated financial statements.

        In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). The objective of this update is to provide additional guidance and reduce diversity in practice when classifying certain transactions within the statement of cash flows. In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new standard requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. These standards are effective for financial statements issued for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

        In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation—Improvements to Employee Share-Based Payment Accounting. The new standard simplifies accounting for share-based payment transactions, including income tax consequences and the classification of the tax impact on the statement of cash flows. The new standard is effective as of January 1, 2017, and early adoption is permitted. This new standard will be effective for the Company on January 1, 2017. The adoption of this standard is not expected to have a material impact on the Company's financial position, results of operations or statements of cash flows upon adoption.

        In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard provides guidance on the recognition, measurement, presentation, and disclosure of leases. The new standard supersedes present U.S. GAAP guidance on leases and requires substantially all leases to be reported on the balance sheet as right-of-use assets and lease liabilities, as well as additional disclosures. The new standard is effective as of January 1, 2019, and early adoption is permitted. The Company is evaluating the provisions of this standard and has not determined what impact the adoption of ASU No. 2016-02 will have on the Company's consolidated financial statements.

        In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. The new guidance eliminates the measurement of inventory at market value, and inventory will now be measured at the lower of cost and net realizable value. The ASU defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. No other changes were made to the current guidance on inventory measurement. ASU No. 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. The Company is evaluating the provisions of this standard and has not determined what impact the adoption of ASU No. 2015-11 will have on the Company's consolidated financial statements.

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements under Accounting Standards Codification (ASC) Topic 605. The new guidance was the result of a joint project between the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop common revenue standards for U.S. GAAP and International Financial Reporting Standards. The core principle of the new guidance is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 was originally effective prospectively for annual periods beginning after December 15, 2016, and interim periods within those years. Early application was not permitted. In August 2015, the FASB elected to defer the effective date of ASU No. 2014-09 by one year to annual periods beginning after December 15, 2017, with early application permitted as of the original effective date. The new guidance may be applied on a retrospective basis for all prior periods presented, or on a modified retrospective basis with the cumulative effect of the new guidance as of the date of initial application. The new guidance will be effective for the Company as of January 1, 2018 and the Company currently expects to use the modified retrospective transition method.

        During 2016, the Company substantially completed the impact assessment phase of its evaluation of ASU 2014-09. As a result of its impact assessment, the Company will be implementing additional processes and controls, including additional disclosures, to comply with the new standard. The largest financial impact will be the timing of revenue recognition for certain project-based orders for which the Company currently applies the percentage-of-completion or completed contract model. Under the new guidance, there are specific criteria to determine if a performance obligation should be recognized over time or at a point in time. The Company expects that in some cases the revenue recognition timing under the new guidance will change from current practice based on applying the specific criteria under the new guidance. The Company has not yet quantified the impact the adoption of ASU No. 2014-09 will have on the consolidated financial statements.

Note 22—Quarterly Financial Data (Unaudited)

        A summary of operating results for the quarterly periods in the years ended December 31, 2016 and 2015, is set forth below (in millions, except per share data):

	Quarter Ended
	March 31	June 30 (1) (2)	September 30 (2)	December 31 (1) (2) (3)
Year ended December 31, 2016
Net revenue	$375.4	$371.7	$393.9	$470.3
Gross profit	166.8	170.1	185.2	220.4
Operating income	34.0	20.4	45.9	76.9
Net income attributable to Bruker Corporation	23.6	14.5	46.5	69.0
Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.14	$0.09	$0.29	$0.43
Diluted	$0.14	$0.09	$0.29	$0.43
Year ended December 31, 2015
Net revenue	$353.5	$396.0	$396.1	$478.2
Gross profit	160.2	169.4	167.5	211.5
Operating income	15.2	31.6	28.2	70.7
Net income attributable to Bruker Corporation	6.5	21.9	11.8	61.4
Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.04	$0.13	$0.07	$0.37
Diluted	$0.04	$0.13	$0.07	$0.36

(1)
The second and fourth quarter of 2016 includes impairment of assets of $0.7 million and $0.1 million, respectively, comprised of other long-lived assets.

(2)
The second, third and fourth quarter of 2015 includes impairment of assets of $1.8 million, $2.5 million and $0.3 million, respectively, comprised of goodwill, definite-lived intangible assets and other long-lived assets.

(3)
The fourth quarter of 2016 includes bargain purchase gain of $9.2 million related to the Oxford Instruments Superconducting Wire LLC., acquisition

Note 23—Subsequent Event

        On January 24, 2017, the Company acquired the shares of Hysitron, Incorporated for a purchase price of $28.5 million, with the potential for additional consideration based on the 2017 and 2018 revenue levels of the acquired business. The acquisition adds Hysitron's innovative nanomechanical testing instruments to the Company's existing portfolio of atomic force microscopes, surface profilometers, and tribology and mechanical testing systems, significantly enhancing the Company's leadership position in nanomaterials research markets. Hysitron is located in Eden Prairie, Minnesota and will be integrated into the Bruker Nano Group within the BSI reportable segment. The purchase accounting for this acquisition will be finalized within the measurement period.

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON AUDITING AND FINANCIAL DISCLOSURE

        At a meeting held on June 1, 2016, the audit committee of the Company's Board of Directors approved the dismissal of Ernst & Young LLP ("Ernst & Young") as the Company's independent registered public accounting firm, effective June 1, 2016, and the appointment of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm, effective June 1, 2016, to perform independent audit services for the fiscal year ending December 31, 2016.

        The reports of Ernst & Young on the consolidated financial statements of the Company for each of the fiscal years ended December 31, 2015 and 2014 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

        In connection with the audits of our financial statements for each of the fiscal years ended December 31, 2015 and 2014, and in the subsequent interim period through June 1, 2016, there were no "disagreements" (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which, if not resolved to the satisfaction of Ernst & Young, would have caused Ernst & Young to make reference to the matter in their reports for such years. There were no "reportable events" as that term is described in Item 304(a)(1)(v) of Regulation S-K, except for a material weakness in the Company's internal control over financial reporting as of December 31, 2015 concerning the accounting for income taxes, as further described under Item 9A below, which material weakness was identified subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2015.

        As a result of such material weakness, our management concluded in November 2016 that the Company's internal control over financial reporting was not effective at December 31, 2015. On November 15, 2016, the Company filed Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as well as amendments to each of its Quarterly Reports on Form 10-Q for the periods ended March 31, 2016, and June 30, 2016, to reflect the conclusion by management that there was a material weakness in internal control over financial reporting as of the end of the periods covered by those reports. The Company's Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2015 also included revised auditor's reports from Ernst & Young stating that the Company's internal control over financial reporting at December 31, 2015 was not effective.

ITEM 9A    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        We have established disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of December 31, 2016 due to a material weakness in internal control over financial reporting, as further described below.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this evaluation, management concluded that the material weakness in internal control over financial reporting described below existed as of December 31, 2016.

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

        We did not design and maintain effective internal controls over the accounting for income taxes, including the income tax provision and related tax assets and liabilities. Specifically, management did not design and maintain controls with a level of precision that would identify a material misstatement. This control deficiency resulted in immaterial errors to deferred tax assets and liabilities, income taxes payable and income tax expense accounts in the Company's consolidated financial statements for the year ended December 31, 2015. These errors did not, individually or in the aggregate, result in a material misstatement of the Company's consolidated financial statements and disclosures for any periods through and including the year ended December 31, 2015. This control deficiency did not result in a misstatement of the Company's consolidated financial statements for the year ended December 31, 2016. However, this control deficiency could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management determined that this control deficiency constitutes a material weakness.

        We have concluded that the material weakness described above existed as of December 31, 2016. As a result, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria described above.

        PricewaterhouseCoopers LLP, our independent registered public accounting firm for the fiscal year ended December 31, 2016, has issued an audit report expressing an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2016, which is included herein.

Remediation Plans

        During the year ended December 31, 2016 and through the date of this filing, as part of our routine efforts to maintain adequate and effective internal control over financial reporting, we initiated and implemented measures designed to improve our financial statement closing process and enhance certain internal controls processes and procedures. As indicated below, a number of these initiatives relate directly to strengthening our control over accounting for income taxes and address specific control deficiencies which contributed to the material weakness. As a result of these efforts, as of the date of this filing the Company believes it has made progress toward remediating the underlying causes of the material weakness. Specifically, the Company has undertaken the following steps in 2016 to remediate the deficiencies underlying this material weakness:

  •
  We augmented our tax accounting resources by adding personnel with specific international tax expertise to strengthen tax accounting review procedures in significant jurisdictions;

  •
  We implemented procedures designed to improve the process and timeliness of tax return preparation in significant jurisdictions;

  •
  We developed and implemented enhanced policies, procedures and controls relating to income tax account reconciliations and analysis, including enhancing our documentation to reflect the control attributes that are performed;

  •
  We implemented accelerated and additional annual close procedures and controls during the fourth quarter of 2016 to allow for more timely issue identification and increase the frequency of review procedures and controls performed by our management around the calculation and reporting of certain tax balances;

  •
  We identified and implemented technology improvements designed to enhance the functionality of our tax provision software to automate tasks and control workflow; and

  •
  During the fourth quarter of 2016, we reassessed and revised the design of our tax review controls to add greater precision to help detect and prevent material misstatements.

        We are committed to maintaining a strong internal control environment, and believe that these remediation efforts represent significant improvements in our control environment. The identified material weakness in internal control will not be considered fully remediated until the internal controls over these areas have been in operation for a sufficient period of time for our management to conclude that the material weakness has been fully remediated. The Company will continue its efforts to test the new controls in order to make this final determination.

Changes in Internal Control over Financial Reporting

        As discussed in the remediation plans above, there were changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Information regarding our executive officers may be found under the caption "Executive Officers" in our definitive proxy statement for our 2017 Annual Meeting of Stockholders. Information regarding our directors, including committees of our Board of Directors and our Audit Committee Financial Experts, may be found under the captions "Election of Directors," "Board Meetings, Committees and Compensation," and "Audit Committee Report" in our definitive proxy statement for our 2017 Annual Meeting of Stockholders. Information regarding compliance with Section 16(a) of the Exchange Act may be found in our definitive proxy statement for our 2017 Annual Meeting of Stockholders under the caption "Section 16(a) Beneficial Ownership Reporting Compliance." Information regarding the procedures by which security holders may recommend nominees to our Board of Directors may be found in our definitive proxy statement for our 2017 Annual Meeting of Stockholders under the caption "Director Nominations." Such information is incorporated herein by reference.

ITEM 11    EXECUTIVE COMPENSATION

        Information regarding executive compensation may be found under the captions "Compensation of Directors," "Compensation Discussion and Analysis," "Summary of Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report" in our definitive proxy statement for our 2017 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table summarizes information about our equity compensation plans as of December 31, 2016:

Period	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,060,501	$18.94	11,379,083
Equity compensation plans not approved by security holders	N/A	N/A	N/A

	5,060,501	$18.94	11,379,083

        The Bruker Corporation 2016 Incentive Compensation Plan, or the 2016 Plan, was approved by our stockholders in May 2016. The 2016 Plan has a term of ten years and provides for the issuance of up to 9,500,000 shares of the Company's common stock. With the approval of the 2016 Plan, no additional grants can be made from the 2010 Incentive Compensation Plan. Outstanding awards under the 2010 Incentive Compensation Plan will continue in accordance with their terms.

        The information contained in our definitive proxy statement for our 2017 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information contained in our definitive proxy statement for our 2017 Annual Meeting of Stockholders under the captions "Related Persons Transactions" and "Board Meetings, Committees and Compensation" is incorporated herein by reference.

ITEM 14    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information contained in our definitive proxy statement for our 2017 Annual Meeting of Stockholders under the captions "Independent Registered Public Accounting Firm" and "Ratification of Independent Registered Public Accounting Firm" is incorporated herein by reference.

PART IV

ITEM 15    EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)
Financial Statements and Schedules

(1)
Financial Statements

        The following consolidated financial statements of Bruker Corporation are filed as part of this report under Item 8—Financial Statements and Supplementary Data:

Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Income and Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014
Notes to Consolidated Financial Statements
(2)
Financial Statement Schedules

        All schedules have been omitted because they are not required or because the required information is provided in the Consolidated Financial Statements or Notes thereto set forth under Item 8 above.

(3)
Exhibits

(b)
List of Exhibits

Incorporated by Reference (1)
Filed Herewith
Exhibit No.	Description		Form	Date
3.1	Amended Certificate of Incorporation of the Registrant		10-K	December 31, 2007
3.2	Bylaws of the Registrant		S-1	August 3, 2000
4.1	Specimen stock certificate representing shares of common stock of the Registrant	X
10.1†	Bruker Corporation 2010 Incentive Compensation Plan		S-8	June 4, 2010
10.2†	Bruker Corporation 2010 Incentive Compensation Plan Form of Incentive Stock Option Agreement		10-Q	June 30, 2010
10.3†	Bruker Corporation 2010 Incentive Compensation Plan Form of Non-Qualified Stock Option Agreement		10-Q	June 30, 2010
10.4†	Bruker Corporation 2010 Incentive Compensation Plan Form of Restricted Stock Agreement		10-Q	June 30, 2010

Incorporated by Reference (1)
Filed Herewith
Exhibit No.	Description		Form	Date
10.30	Amended and Restated Credit Agreement dated as of May 24, 2011 among the Company, Bruker AXS GmbH, Bruker Daltonik GmbH, Bruker Optik GmbH, Bruker Physik GmbH, Bruker BioSpin Invest AG, Bruker BioSpin AG and Bruker BioSpin International AG, the other foreign subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto, Deutsche Bank Securities Inc., Commerzbank Ag, New York, Grand Cayman And Stuttgart Branches and RBS Citizens, National Association, as Co-Documentation Agents, Bank of America, N.A. as Syndication Agent and JPMorgan Chase Bank, N.A., as Administrative Agent		8-K	May 25, 2011
10.31*	Note Purchase Agreement dated as of January 18, 2012.		8-K	January 18, 2012
10.34†	Bruker Energy & Supercon Technologies, Inc. 2009 Stock Option Plan		10-K	December 31, 2009
10.35†	Form of Bruker Energy & Supercon Technologies, Inc. Incentive Stock Option Agreement		10-K	December 31, 2009
10.36†	Form of Bruker Energy & Supercon Technologies, Inc. Non-Qualified Stock Option Agreement		10-K	December 31, 2009
10.41†	Employment offer letter agreement dated June 25, 2012 between Bruker Corporation and Juergen Srega		10-Q	March 31, 2013
10.43*
	Credit Agreement, dated October 27, 2015, by and among the Company and certain of its foreign subsidiaries as borrowers, Citizens Bank, N.A., Deutsche Bank Securities Inc. and TD Bank, N.A., as Co-Documentation Agents, Bank of America, N.A. and Wells Fargo Bank, National Association, as Co-Syndication Agents, JPMorgan Chase Bank, N.A., as Administrative Agent for itself and the other lenders party thereto, and the several banks or other financial institutions or entities from time to time party thereto as lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on the Form 8-K filed on October 27, 2015, File No. 000-30833)		8-K	October 27, 2015
10.44†	Employment agreement with an effective date of November 1, 2015 between Bruker Corporation and Dr. René Lenggenhager		10-Q	November 6, 2015

Incorporated by Reference (1)
Filed Herewith
Exhibit No.	Description		Form	Date
10.45†	Bruker Corporation 2016 Incentive Compensation Plan Form of Incentive Stock Option Award Agreement		10-Q	August 5, 2016
10.46†	Bruker Corporation 2016 Incentive Compensation Plan Form of Non-Qualified Stock Option Award Agreement		10-Q	August 5, 2016
10.47†	Bruker Corporation 2016 Incentive Compensation Plan Form of Restricted Stock Unit Award Agreement		10-Q	August 5, 2016
10.48†	Bruker Corporation 2016 Incentive Compensation Plan Form of Director Restricted Stock Unit Award Agreement	X
21.1	Subsidiaries of the Registrant	X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	X
23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1	Power of attorney (included on signature page hereto)	X
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101
	The following materials from the Bruker Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income (Loss), (iii) Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows and (iv) Notes to the Consolidated Financial Statements	X

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

ITEM 16    FORM 10-K SUMMARY

        Not Applicable.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUKER CORPORATION
Date: March 1, 2017	By:	/s/ FRANK H. LAUKIEN, PH.D. Name: Frank H. Laukien, Ph.D. Title: President, Chief Executive Officer and Chairman

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

Name	Title	Date
/s/ FRANK H. LAUKIEN, PH.D. Frank H. Laukien, Ph.D.	President, Chief Executive Officer and Chairman (Principal Executive Officer)	March 1, 2017
/s/ ANTHONY L. MATTACCHIONE Anthony L. Mattacchione	Chief Financial Officer and Senior Vice President (Principal Financial Officer)	March 1, 2017
/s/ MICHAEL G. KNELL Michael G. Knell	Vice President of Finance and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2017
/s/ STEPHEN W. FESIK, PH.D. Stephen W. Fesik, Ph.D.	Director	March 1, 2017
/s/ CYNTHIA M. FRIEND, PH.D. Cynthia Friend, PH.D.	Director	March 1, 2017
/s/ MARC A. KASTNER, PH.D. Marc A. Kastner, PH.D.	Director	March 1, 2017

Name	Title	Date
/s/ RICHARD D. KNISS Richard D. Kniss	Director	March 1, 2017
/s/ JOERG C. LAUKIEN Joerg C. Laukien	Director	March 1, 2017
/s/ WILLIAM A. LINTON William A. Linton	Director	March 1, 2017
/s/ GILLES G. MARTIN, PH.D. Gilles G. Martin	Director	March 1, 2017
/s/ JOHN ORNELL John Ornell	Director	March 1, 2017
/s/ RICHARD A. PACKER Richard A. Packer	Director	March 1, 2017
/s/ HERMANN REQUARDT, PH.D. Hermann Requardt, PH.D.	Director	March 1, 2017
/s/ ROBERT ROSENTHAL, PH.D. Robert Rosenthal, PH.D	Director	March 1, 2017
/s/ CHRIS VAN INGEN Chris van Ingen	Director	March 1, 2017