Form 10-Q
period 2017-03-31
BRUKER CORP
filed 2017-05-10
CIK 1109354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes      ☒       No      ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes      ☒      No      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2017
Common Stock, $0.01 par value per share	159,937,197 shares

BRUKER CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2017

PART I                FINANCIAL INFORMATION

ITEM 1.              UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$277.5	$342.4
Short-term investments	187.0	157.9
Accounts receivable, net	225.4	243.9
Inventories	476.4	440.4
Other current assets	97.8	91.3
Total current assets	1,264.1	1,275.9

Property, plant and equipment, net	241.0	239.1
Intangibles, net and other long-term assets	334.8	293.4
Total assets	$1,839.9	$1,808.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$0.1	$20.1
Accounts payable	94.7	86.1
Customer advances	148.9	149.0
Other current liabilities	271.2	269.5
Total current liabilities	514.9	524.7

Long-term debt	384.7	391.6
Other long-term liabilities	208.7	199.0

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock, $0.01 par value 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value 260,000,000 shares authorized, 170,636,719 and 170,552,890 shares issued and 159,933,578 and 159,854,695 shares outstanding at March 31, 2017 and December 31, 2016, respectively	1.7	1.7
Treasury stock, at cost, 10,703,141 and 10,698,195 shares at March 31, 2017 and December 31, 2016, respectively	(249.3)	(249.3)
Accumulated other comprehensive loss	(60.2)	(75.9)
Other shareholders’ equity	1,032.5	1,009.9
Total shareholders’ equity attributable to Bruker Corporation	724.7	686.4
Noncontrolling interest in consolidated subsidiaries	6.9	6.7
Total shareholders’ equity	731.6	693.1

Total liabilities and shareholders’ equity	$1,839.9	$1,808.4

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in millions, except per share data)

	Three Months Ended March 31,
	2017	2016
Product revenue	$318.9	$312.3
Service revenue	63.3	60.7
Other revenue	2.7	2.4
Total revenue	384.9	375.4

Cost of product revenue	172.7	170.2
Cost of service revenue	35.7	37.4
Cost of other revenue	0.1	1.0
Total cost of revenue	208.5	208.6
Gross profit	176.4	166.8

Operating expenses:
Selling, general and administrative	98.1	92.7
Research and development	37.6	36.1
Other charges, net	3.1	4.0
Total operating expenses	138.8	132.8
Operating income	37.6	34.0

Interest and other expense, net	(6.0)	(5.6)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	31.6	28.4
Income tax provision	9.9	4.8
Consolidated net income	21.7	23.6
Net income attributable to noncontrolling interest in consolidated subsidiaries	0.1	—
Net income attributable to Bruker Corporation	$21.6	$23.6

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.14	$0.14
Diluted	$0.13	$0.14

Weighted average common shares outstanding:
Basic	159.7	163.3
Diluted	160.5	164.3

Comprehensive income	$37.5	$56.2
Less: Comprehensive income attributable to noncontrolling interests	0.2	0.2
Comprehensive income attributable to Bruker Corporation	$37.3	$56.0

Dividend declared	$0.04	$0.04

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Consolidated net income	$21.7	$23.6
Adjustments to reconcile consolidated net income to cash flows from operating activities:
Depreciation and amortization	15.1	13.2
Write-down of demonstration inventories to net realizable value	2.8	4.8
Stock-based compensation expense	2.6	2.2
Deferred income taxes	0.4	(2.7)
Other non-cash expenses, net	1.3	1.7
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	25.6	7.2
Inventories	(31.1)	(28.8)
Accounts payable and accrued expenses	(2.7)	(9.0)
Income taxes payable, net	(6.4)	(13.7)
Deferred revenue	0.9	9.2
Customer advances	(3.1)	(18.4)
Other changes in operating assets and liabilities, net	5.5	(3.3)
Net cash provided by (used in) operating activities	32.6	(14.0)

Cash flows from investing activities:
Purchases of short-term investments	(85.3)	(21.7)
Maturities of short-term investments	58.7	21.7
Cash paid for acquisitions, net of cash acquired	(39.8)	—
Purchases of property, plant and equipment	(11.5)	(8.0)
Proceeds from sales of property, plant and equipment	6.6	0.6
Net cash used in investing activities	(71.3)	(7.4)

Cash flows from financing activities:
Repayments of the Note Purchase Agreement	(20.0)	—
Repayments of revolving lines of credit	(40.0)	—
Proceeds from revolving lines of credit	33.0	36.0
Proceeds (repayment) of other debt, net	(0.1)	0.4
Proceeds from issuance of common stock, net	1.2	7.5
Repurchase of common stock	—	(78.9)
Payment of dividends	(6.4)	(6.5)
Net cash used in financing activities	(32.3)	(41.5)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	5.8	6.0
Net change in cash, cash equivalents and restricted cash	(65.2)	(56.9)
Cash, cash equivalents and restricted cash at beginning of period	345.9	271.2
Cash, cash equivalents and restricted cash at end of period	$280.7	$214.3

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              Description of Business

Bruker Corporation, together with its consolidated subsidiaries (“Bruker” or the “Company”), develops, manufactures and distributes high-performance scientific instruments and analytical and diagnostic solutions that enable its customers to explore life and materials at microscopic, molecular and cellular levels. Many of the Company’s products are used to detect, measure and visualize structural characteristics of chemical, biological and industrial material samples. The Company’s products address the rapidly evolving needs of a diverse array of customers in life science research, pharmaceuticals, biotechnology, applied markets, cell biology, clinical research, microbiology, in-vitro diagnostics, nanotechnology and materials science research.

The Company has two reportable segments, Bruker Scientific Instruments (BSI), which represented approximately 90% and 93% of the Company’s revenues during the three months ended March 31, 2017 and 2016, respectively, and Bruker Energy & Supercon Technologies (BEST), which represented the remainder of the Company’s revenues.  Within BSI, the Company is organized into three operating segments: the Bruker BioSpin Group, the Bruker CALID Group and the Bruker Nano Group. For financial reporting purposes, the Bruker BioSpin, Bruker CALID and Bruker Nano operating segments are aggregated into the BSI reportable segment because each has similar economic characteristics, production processes, service offerings, types and classes of customers, methods of distribution and regulatory environments.

Bruker BioSpin — The Bruker BioSpin Group manufactures and distributes enabling life science tools based on magnetic resonance technology. The majority of the Bruker BioSpin Group’s revenues are generated by academic and government research customers. Other customers include pharmaceutical and biotechnology companies and nonprofit laboratories, as well as chemical, food and beverage, clinical and polymer companies.

Bruker CALID (Chemicals, Applied Markets, Life Science, In-Vitro Diagnostics, Detection) — The Bruker CALID Group designs, manufactures and distributes life science mass spectrometry and ion mobility spectrometry systems, infrared spectroscopy and radiological/nuclear detectors for Chemical, Biological, Radiological, Nuclear and Explosive (CBRNE) detection in emergency response, homeland security and defense applications, and analytical and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy technologies. Customers of the Bruker CALID Group include pharmaceutical, biotechnology and diagnostics companies, contract research organizations, academic institutions, medical schools, nonprofit or for-profit forensics, agriculture, food and beverage safety, environmental and clinical microbiology laboratories, hospitals and government departments and agencies.

Bruker Nano — The Bruker Nano Group designs, manufactures and distributes advanced X-ray instruments, atomic force microscopy instrumentation, advanced fluorescence optical microscopy instruments, analytical tools for electron microscopes and X-ray metrology, defect-detection equipment for semiconductor process control, handheld, portable and mobile X-ray fluorescence spectrometry instruments and spark optical emission spectroscopy systems. Customers of the Bruker Nano Group include biotechnology and pharmaceutical companies, academic institutions, governmental customers, nanotechnology companies, semiconductor companies, raw material manufacturers, industrial companies and other businesses involved in materials analysis.

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

The unaudited condensed consolidated financial statements represent the consolidated accounts of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements as of March 31, 2017 and December 31, 2016, and for the three months ended March 31, 2017 and 2016, have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial information presented herein does not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of the results expected for any other interim period or the full year.

At March 31, 2017, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, have not changed.

In November 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-18, Statement of Cash Flows, Restricted Cash, requiring restricted cash and restricted cash equivalents to be included with cash and cash equivalents on the statement of cash flows when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company adopted this standard during the first quarter of 2017. Restricted cash is now included as a component of cash, cash equivalents, and restricted cash on the Company’s unaudited condensed consolidated statement of cash flows. The Company has certain subsidiaries which are required by local governance to maintain restricted cash balances to cover future employee benefit payments. Restricted cash balances are classified as non-current unless, under the terms of the applicable agreements, the funds will be released from restrictions within one year from the balance sheet date. The current and non-current portion of restricted cash is recorded within other current assets and other long-term assets, respectively, in the accompanying consolidated balance sheets. The inclusion of restricted cash increased the beginning balances of the unaudited condensed consolidated statement of cash flows by $3.4 million and $4.2 million, respectively, and the ending balances by $3.2 million and $4.4 million, respectively, for the three months ended March 31, 2017 and 2016.

2.              Acquisitions

On January 23, 2017, the Company acquired 100% of the the shares of Hysitron, Incorporated (Hysitron). The acquisition adds Hysitron’s nanomechanical testing instruments to the Company’s existing portfolio of atomic force microscopes, surface profilometers, and tribology and mechanical testing systems. Hysitron is included in the Bruker Nano Group within the BSI reportable segment. The acquisition of Hysitron was accounted for under the acquisition method. The components and fair value allocation of the consideration transferred in connection with the acquisition of Hysitron were as follows (in millions):

Consideration Transferred:
Cash paid	$27.9
Cash acquired	(0.7)
Contingent consideration	1.6
Total consideration transferred	$28.8

Allocation of Consideration Transferred:
Accounts receivable, net	$3.0
Inventories	3.8
Other current assets	0.2
Property, plant and equipment	0.6
Intangible assets:
Customer relationships	5.8
Existing technology	4.7
Trade name	1.2
Other	0.6
Goodwill	16.6
Deferred taxes, net	(4.1)
Capital Lease	(0.2)
Liabilities assumed	(3.4)
Total consideration transferred	$28.8

The fair value allocation included contingent consideration in the amount of $1.6 million, which represented the estimated fair value of future payments to the former shareholders of Hysitron based on achieving annual revenue targets for the years 2017-2018. The maximum potential future payments related to the contingent consideration is $10 million. As of March 31, 2017, certain amounts relating to the tax related matters and the valuation of intangibles have not been finalized.  The finalization of these amounts is expected within the measurement period and may result in changes to goodwill.  The Company expects to complete the fair value allocation in the second quarter of 2017. The amortization period for intangible assets acquired in connection with Hysitron is 7 years for customer relationships, trademarks and other intangibles and 5 years for existing technology.

The results of Hysitron, including the amount allocated to goodwill that is attributable to expected synergies and not expected to be deductible for tax purposes, have been included in the BSI Segment from the date of acquisition. Pro forma financial information reflecting the acquisition of Hysitron has not been presented because the impact on revenues, net income and total assets is not material.

In the three months ended March 31, 2017, the Company completed various acquisitions that collectively complemented the Company’s existing product offerings and added aftermarket and software capabilities to the Company’s existing microbiology business. The impact of these acquisitions on revenues, net income and total assets was not material.

3.              Stock-Based Compensation

On May 14, 2010, the Bruker Corporation 2010 Incentive Compensation Plan (the “2010 Plan”) was approved by the Company’s stockholders. The 2010 Plan provided for the issuance of up to 8,000,000 shares of the Company’s common stock. The 2010 Plan allowed a committee of the Board of Directors (the “Compensation Committee”) to grant incentive stock options, non-qualified stock options and restricted stock awards. The Compensation Committee had the authority to determine which employees would receive the awards, the amount of the awards and other terms and conditions of any awards. Awards granted under the 2010 Plan typically were made subject to a vesting period of three to five years.

On May 20, 2016, the Bruker Corporation 2016 Incentive Compensation Plan (the “2016 Plan”) was approved by the Company’s stockholders. With the approval of the 2016 Plan, no further grants will be made under the 2010 Plan. The 2016 Plan provides for the issuance of up to 9,500,000 shares of the Company’s common stock and permits the grant of awards of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares and performance units, as well as cash-based awards. The 2016 Plan is administered by the Compensation Committee. The Compensation Committee has the authority to determine which employees will receive awards, the amount of any awards, and other terms and conditions of such awards. Awards granted under the 2016 Plan typically vest over a period of one to four years.

The Company recorded stock-based compensation expense as follows in the unaudited condensed consolidated statements of income and comprehensive income (in millions):

	Three Months Ended March 31,
	2017	2016
Stock options	$1.7	$1.8
Restricted stock awards	0.3	0.4
Restricted stock units	0.6	—
Total stock-based compensation	$2.6	$2.2

	Three Months Ended March 31,
	2017	2016
Costs of product revenue	$0.4	$0.3
Selling, general and administrative	1.8	1.6
Research and development	0.4	0.3
Total stock-based compensation	$2.6	$2.2

Stock-based compensation expense is recognized on a straight-line basis over the underlying requisite service period of the stock-based award.

Stock options to purchase the Company’s common stock are periodically awarded to executive officers and other employees of the Company subject to a vesting period of three to four years. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Assumptions for the three months ended March 31, 2017 and 2016 regarding volatility, expected life, dividend yield and risk-free interest rates are required for the Black-Scholes model and are presented in the table below:

	2017	2016
Risk-free interest rates	2.02% - 2.09%	1.32% - 2.05%
Expected life	5.56 years	5.75 - 7.02 years
Volatility	33.97% - 34.13%	34.39% - 41.60%
Expected dividend yield	0.67% - 0.74%	0% - 0.63%

Stock option activity for the three months ended March 31, 2017 was as follows:

	Shares Subject to Options	Weighted Average Option Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value (in millions) (b)
Outstanding at December 31, 2016	4,625,678	$18.73
Granted	10,430	22.80
Exercised	(83,829)	14.41
Forfeited	(69,772)	17.73
Outstanding at March 31, 2017	4,482,507	$18.83	6.5	$20.7

Exercisable at March 31, 2017	2,304,015	$16.42	5.0	$16.0

Exercisable and expected to vest at March 31, 2017 (a)	4,336,330	$18.75	6.4	$20.3

(a)         In addition to the options that are vested at March 31, 2017, the Company expects a portion of the unvested options to vest in the future. Options expected to vest in the future are determined by applying an estimated forfeiture rate to the options that are unvested as of March 31, 2017.

(b)         The aggregate intrinsic value is based on the positive difference between the fair value of the Company’s common stock price of $23.33 on March 31, 2017, or the date of exercises, as appropriate, and the exercise price of the underlying stock options.

The weighted average fair value of options granted was $7.40 and $9.98 per share for the three months ended March 31, 2017 and 2016, respectively.

The total intrinsic value of options exercised was $0.8 million and $7.5 million for the three months ended March 31, 2017 and 2016, respectively.

Restricted stock award activity for the three months ended March 31, 2017 was as follows:

	Shares Subject to Restriction	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	172,506	$19.37
Vested	(3,276)	24.80
Forfeited	(4,053)	22.46
Outstanding at March 31, 2017	165,177	$19.19

The total fair value of restricted stock vested was $0.1 million for the three months ended March 31, 2017, with no corresponding amount in the comparable period in 2016.

Restricted stock unit activity for the three months ended March 31, 2017 was as follows:

	Shares Subject to Restriction	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	262,317	$22.32
Granted	53,581	21.91
Forfeited	(9,199)	22.19
Outstanding at March 31, 2017	306,699	$22.25

No restricted stock units vested in the three months ended March 31, 2017 or 2016.

At March 31, 2017, the Company expects to recognize pre-tax stock-based compensation expense of $12.8 million associated with outstanding stock option awards granted under the Company’s stock plans over the weighted average remaining service period of 2.44 years. The Company expects to recognize additional pre-tax stock-based compensation expense of $2.1 million associated with outstanding restricted stock awards granted under the Company’s stock plans over the weighted average remaining service period of 1.94 years. The Company also expects to recognize additional pre-tax stock-based compensation expense of $5.5 million associated with outstanding restricted stock units granted under the 2016 Plan over the weighted average remaining service period of 3.12 years.

In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation - Improvements to Employee Share-Based Payment Accounting.  The new standard simplifies accounting for share-based payment transactions, including income tax consequences and the classification of the tax impact on the statement of cash flows.  The Company has adopted this standard effective January 1, 2017. The ASU requires that the difference between the actual tax benefit realized upon exercise or vesting, as applicable, and the tax benefit recorded based on the fair value of the stock award at the time of grant (the “excess tax benefits”) be reflected as a reduction of the current period provision for income taxes with any shortfall recorded as an increase in the tax provision rather than as a component of changes to additional paid-in capital. The ASU also requires the excess tax benefit realized be reflected as operating cash flow rather than a financing cash flow. This standard was adopted by the Company on a modified retrospective basis, which resulted in a cumulative adjustment to retained earnings of $3.6 million, which related to the timing of when excess tax benefits are recognized.  The actual benefit realized in future periods is inherently uncertain and will vary based on the timing and relative value realized for future share-based transactions.

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

The following table sets forth the computation of basic and diluted weighted average shares outstanding and net income per common share attributable to Bruker Corporation shareholders (in millions, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Net income attributable to Bruker Corporation, as reported	$21.6	$23.6

Weighted average shares outstanding:
Weighted average shares outstanding-basic	159.7	163.3
Effect of dilutive securities:
Stock options and restricted stock	0.8	1.0
	160.5	164.3

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.14	$0.14
Diluted	$0.13	$0.14

Stock options to purchase approximately 0.3 million shares and 0.0 million shares were excluded from the computation of diluted earnings per share in the three months ended March 31, 2017 and 2016, respectively, as their effect would have been anti-dilutive.

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

The following tables set forth the Company’s financial instruments that are measured at fair value on a recurring basis and presents them within the fair value hierarchy using the lowest level of input that is significant to the fair value measurement at March 31, 2017 and December 31, 2016 (in millions):

March 31, 2017	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Embedded derivatives in purchase and delivery contracts	$3.0	$—	$3.0	$—
Fixed price commodity contracts	0.3	—	0.3	—
Total assets recorded at fair value	$3.3	$—	$3.3	$—

Liabilities:
Contingent consideration	$18.3	$—	$—	$18.3
Foreign exchange contracts	0.5	—	0.5	—
Total liabilities recorded at fair value	$18.8	$—	$0.5	$18.3

December 31, 2016	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Embedded derivatives in purchase and delivery contracts	$4.0	$—	$4.0	$—
Fixed price commodity contracts	0.2	—	0.2	—
Total assets recorded at fair value	$4.2	$—	$4.2	$—

Liabilities:
Contingent consideration	$16.6	$—	$—	$16.6
Foreign exchange contracts	1.4	—	1.4	—
Embedded derivatives in purchase and delivery contracts	0.3	—	0.3	—
Total liabilities recorded at fair value	$18.3	$—	$1.7	$16.6

The Company’s financial instruments consist primarily of cash equivalents, short-term investments, restricted cash, derivative instruments consisting of forward foreign exchange contracts, commodity contracts, derivatives embedded in certain purchase and sale contracts, accounts receivable, borrowings under a revolving credit agreement, accounts payable, contingent consideration and long-term debt. The carrying amounts of the Company’s cash equivalents, short-term investments and restricted cash, accounts receivable, borrowings under a revolving credit agreement and accounts payable approximate fair value because of their short-term nature. Derivative assets and liabilities are measured at fair value on a recurring basis. The Company’s long-term debt consists principally of a private placement arrangement entered into in 2012 with various fixed interest rates based on the maturity date. The fair value of the long-term fixed interest rate debt, which has been classified as Level 2, was $230.4 million and $253.3 million at March 31, 2017 and December 31, 2016, respectively, based on the outstanding amount at March 31, 2017 and December 31, 2016, market and observable sources with similar maturity dates.

The Company measures certain assets and liabilities at fair value with changes in fair value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities and did not elect the fair value option for any financial assets or liabilities which originated during the three months ended March 31, 2017 or 2016.

Excluded from the table above are cash equivalents, restricted cash and short-term investments as the cost approximates current fair value. The Company has a program to enter into time deposits with varying maturity dates ranging from one to twelve months, as well as call deposits for which the Company has the ability to redeem the invested amounts over a period of 95 days. The Company has classified these investments within cash and cash equivalents or short-term investments within the consolidated balance sheets based on call and maturity dates. There are no cash equivalents, $3.2 million and $3.4 million of restricted cash and $187.0 million and $157.9 million of short-term investments outstanding as of March 31, 2017 and December 31, 2016, respectively.

Short-term investments are classified as available-for-sale and are reported at fair value, with unrealized gains (losses) excluded from earnings and reported, net of tax, in accumulated other comprehensive income (loss) within the accompanying unaudited condensed consolidated balance sheets. There were no unrealized gains (losses) recorded during the three months ended March 31, 2017 and 2016. On a quarterly basis, the Company reviews its short-term investments to determine if there have been any events that could create an impairment. None were noted for the three month periods ended March 31, 2017 or 2016.

As part of certain acquisitions in 2017, 2016, and 2015, the Company recorded contingent consideration liabilities that have been classified as Level 3 in the fair value hierarchy. The contingent consideration represents the estimated fair value of future payments to the former shareholders of applicable acquired companies based on achieving annual revenue and gross margin targets in certain years as specified in the purchase and sale agreements. The Company initially valued the contingent consideration by using a Monte Carlo simulation which models future revenue and costs of goods sold projections and discounts the average results to present value.

The following table sets forth the changes in contingent consideration liabilities for the three months ended March 31, 2017 (in millions):

Balance at December 31, 2016	$16.6
Current period additions	1.6
Foreign currency effect	0.1
Balance at March 31, 2017	$18.3

There was no change in the value of the contingent consideration recognized in earnings for the three month periods ended March 31, 2017 or 2016.

6.              Inventories

Inventories consisted of the following (in millions):

	March 31,	December 31,
	2017	2016
Raw materials	$140.4	$132.8
Work-in-process	195.2	181.0
Finished goods	104.7	91.8
Demonstration units	36.1	34.8
Inventories	$476.4	$440.4

Finished goods include in-transit systems that have been shipped to the Company’s customers, but not yet installed and accepted by the customer. As of March 31, 2017 and December 31, 2016, inventory-in-transit was $46.0 million and $37.5 million, respectively.

The Company reduces the carrying value of its demonstration inventories for differences between its cost and estimated market value through a charge to cost of product revenue that is based on a number of factors, including the age of the unit, the physical condition of the unit and an assessment of technological obsolescence. Amounts recorded in cost of revenue related to the write-down of demonstration units to net realizable value were $2.8 million and $4.8 million for the three months ended March 31, 2017 and 2016, respectively.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. The new guidance eliminates the measurement of inventory at market value, and inventory will now be measured at the lower of cost and net realizable value. The ASU defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. No other changes were made to the current guidance on inventory measurement. The Company adopted ASU 2015-11 on a prospective basis for the quarter ended March 31, 2017 and the adoption did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

7.              Goodwill and Other Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for the three months ended March 31, 2017 (in millions):

Balance at December 31, 2016	$130.6
Goodwill acquired during the period	20.6
Foreign currency effect	0.4
Balance at March 31, 2017	$151.6

The following is a summary of intangible assets (in millions):

	March 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology and related patents	$177.2	$(119.3)	$57.9	$169.0	$(113.9)	$55.1
Customer relationships	32.5	(8.9)	23.6	20.0	(7.9)	12.1
Non compete contracts	2.4	(1.2)	1.2	1.8	(1.1)	0.7
Trade names	3.1	(0.5)	2.6	1.6	(0.4)	1.2
Intangible assets subject to amortization	215.2	(129.9)	85.3	192.4	(123.3)	69.1
In-process research and development	0.6	—	0.6	0.6	—	0.6
Intangible assets	$215.8	$(129.9)	$85.9	$193.0	$(123.3)	$69.7

For the three months ended March 31, 2017 and 2016, the Company recorded amortization expense of $6.9 million and $5.4 million, respectively, related to intangible assets subject to amortization.

The goodwill and intangibles acquired in the first quarter of 2017 related primarily to the Hysitron acquisition.  Please see Note 2—Acquisitions, for additional details on the goodwill and intangibles acquired.

8.              Debt

The Company’s debt obligations as of March 31, 2017 and December 31, 2016 consisted of the following (in millions):

	March 31,	December 31,
	2017	2016
US Dollar revolving loan under the 2015 Credit Agreement	$164.0	$171.0
US Dollar notes under the Note Purchase Agreement	220.0	240.0
Unamortized debt issuance costs under the Note Purchase Agreement	(0.8)	(0.8)
Capital lease obligations and other loans	1.6	1.5
Total debt	384.8	411.7
Current portion of long-term debt	(0.1)	(20.1)
Total long-term debt, less current portion	$384.7	$391.6

On October 27, 2015, the Company entered into a new revolving credit agreement, referred to as the 2015 Credit Agreement. The 2015 Credit Agreement provides a maximum commitment on the Company’s revolving credit line of $500 million and a maturity date of October 2020. Borrowings under the revolving credit line of the 2015 Credit Agreement accrue interest, at the Company’s option, at either (a) the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50% and (iii) adjusted LIBOR plus 1.00%, plus margins ranging from 0.00% to 0.30% or (b) LIBOR, plus margins ranging from 0.90% to 1.30%. There is also a facility fee ranging from 0.10% to 0.20%.

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

As of March 31, 2017, the Company was in compliance with the covenants of the 2015 Credit Agreement. The Company’s leverage ratio (as defined in the 2015 Credit Agreement) was 1.39 and interest coverage ratio (as defined in the 2015 Credit Agreement) was 14.9.

The following is a summary of the maximum commitments and the net amounts available to the Company under the 2015 Credit Agreement and other lines of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand with interest payable monthly, at March 31, 2017 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Lines of Credit	Total Amount Available
2015 Credit Agreement	2.2%	$500.0	$164.0	$1.1	$334.9
Other lines of credit	—	234.6	—	131.0	103.6
Total revolving lines of credit		$734.6	$164.0	$132.1	$438.5

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

As of March 31, 2017, the Company was in compliance with the covenants of the Note Purchase Agreement.  The Company’s leverage ratio (as defined in the Note Purchase Agreement) was 1.39 and interest coverage ratio (as defined in the Note Purchase Agreement) was 14.9.

On January 18, 2017, the outstanding $20.0 million principal amount of Tranche A of the Senior Notes was repaid in accordance with the terms of the Note Purchase Agreement.

9.              Derivative Instruments and Hedging Activities

Interest Rate Risks

The Company’s exposure to interest rate risk relates primarily to outstanding variable rate debt and adverse movements in the related short-term market rates. The most significant component of the Company’s interest rate risk relates to amounts outstanding under the 2015 Credit Agreement, which totaled $164.0 million at March 31, 2017. The Company currently has a higher level of fixed rate debt than variable rate debt, which limits the exposure to adverse movements in interest rates.

Foreign Exchange Rate Risk Management

The Company generates a substantial portion of its revenues and expenses in international markets, principally Germany and other countries in the European Union and Switzerland, which subjects its operations to the exposure of exchange rate fluctuations. The impact of currency exchange rate movement can be positive or negative in any period. The Company periodically enters into foreign currency contracts in order to minimize the volatility that fluctuations in currency translation have on its monetary transactions. Under these arrangements, the Company typically agrees to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates with maturities of less than twelve months. These transactions do not qualify for hedge accounting and, accordingly, the instrument is recorded at fair value with the corresponding gains and losses recorded in the consolidated statements of income and comprehensive income (loss). The Company had the following notional amounts outstanding under foreign exchange contracts at March 31, 2017 and December 31, 2016 (in millions):

Buy	Notional Amount in Buy Currency	Sell	Maturity	Notional Amount in U.S. Dollars	Fair Value of Assets	Fair Value of Liabilities
March 31, 2017:
Euro	72.3	U.S. Dollars	April 2017 to January 2018	$78.3	$—	$0.4

Swiss Francs	8.0	U.S. Dollars	April 2017	8.0	—	—

Euro	1.4	Polish Zloty	April 2017	1.5	—	0.1
				$87.8	$—	$0.5

December 31, 2016:
Euro	21.1	U.S. Dollars	January 2017	$23.3	$—	$1.1

Swiss Francs	7.9	U.S. Dollars	January 2017	8.0	—	0.3

U.S. Dollars	4.0	Israel Shekel	January 2017	4.0	—	—

Israel Shekel	15.3	U.S. Dollars	January 2017	4.0	—	—

Euro	1.4	Polish Zloty	January 2017	1.4	—	—
				$40.7	$—	$1.4

In addition, the Company periodically enters into purchase and sales contracts denominated in currencies other than the functional currency of the parties to the transaction. The Company accounts for these transactions separately valuing the “embedded derivative” component of these contracts. The contracts, denominated in currencies other than the functional currency of the transacting parties, amounted to $110.5 million for the delivery of products and $1.9 million for the purchase of products at March 31, 2017 and $120.7 million for the delivery of products and $2.3 million for the purchase of products at December 31, 2016. The changes in the fair value of these embedded derivatives are recorded in interest and other income (expense), net in the consolidated statements of income and comprehensive income (loss).

Commodity Price Risk Management

The Company has arrangements with certain customers under which it has a firm commitment to deliver copper based superconductor wire at a fixed price. In order to minimize the volatility that fluctuations in the price of copper have on the Company’s sales of these commodities, the Company enters into commodity hedge contracts.  At March 31, 2017 and December 31, 2016, the Company had fixed price commodity contracts with notional amounts aggregating $4.8 million and $2.7 million, respectively. The changes in the fair value of these commodity contracts are recorded within interest and other income (expense), net in the unaudited condensed consolidated statements of income and comprehensive income.

The fair value of the derivative instruments described above is recorded in the unaudited condensed consolidated balance sheets for the periods as follows (in millions):

		March 31,	December 31,
	Balance Sheet Location	2017	2016
Derivative assets:
Embedded derivatives in purchase and delivery contracts	Other current assets	$2.0	$2.7
Fixed price commodity contracts	Other current assets	0.3	0.2
Embedded derivatives in purchase and delivery contracts	Other long-term assets	1.0	1.3

Derivative liabilities:
Foreign exchange contracts	Other current liabilities	$0.5	$1.4
Embedded derivatives in purchase and delivery contracts	Other current liabilities	—	0.3

The impact on net income of unrealized gains and losses resulting from changes in the fair value of derivative instruments not designated as hedging instruments are as follows (in millions):

	Three Months Ended March 31,
	2017	2016
Foreign exchange contracts	$0.9	$2.2
Embedded derivatives in purchase and delivery contracts	(0.7)	(0.3)
Fixed price commodity contracts	0.1	0.1
Other income (expense), net	$0.3	$2.0

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

The income tax provision for the three months ended March 31, 2017 and 2016 was $9.9 million and $4.8 million, respectively, representing effective tax rates of 31.3% and 16.9%, respectively.  The increase in the Company’s effective tax rate for the three months ended March 31, 2017, compared to the same period in 2016, was primarily caused by the recognition of previously uncertain tax benefits due to the closure of certain tax audits and the release of valuation allowances in the first quarter of 2016.  The Company’s effective tax rate may change over time as the amount or mix of income and taxes changes among the jurisdictions in which the Company is subject to tax.

As of March 31, 2017 and December 31, 2016, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $5.9 million and $6.2 million, respectively, of which $5.0 million and $5.3 million, if recognized, would result in a reduction of the Company’s effective tax rate. The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes. As of March 31, 2017 and December 31, 2016, approximately $0.5 million of accrued interest and penalties related to uncertain tax positions was included in each period in other long-term liabilities on the unaudited condensed consolidated balance sheets. Penalties and interest related to unrecognized tax benefits of $0.1 million were recorded in the provision for income taxes during the three months ended March 31, 2016. No corresponding amount was recorded in the three month period ended March 31, 2017.

The Company files tax returns in the United States which include federal, state and local jurisdictions and many foreign jurisdictions with varying statutes of limitations. The Company considers Germany, the United States and Switzerland to be its significant tax jurisdictions. The tax years 2013 to 2016 are open tax years in the significant foreign jurisdictions. In 2016, the Company settled tax audits in Germany and Switzerland. The settlement was immaterial to the consolidated financial statements. Tax years 2011 to 2016 remain open for examination in the United States.

The Company asserts that its foreign earnings, with the exception of its foreign earnings that have been previously taxed by the U.S., are indefinitely reinvested. The Company regularly evaluates its assertion that its foreign earnings are indefinitely reinvested. If the cash, cash equivalents and short-term investments held by the Company’s foreign subsidiaries are needed to fund operations in the United States or the Company otherwise elects to repatriate the unremitted earnings of its foreign subsidiaries in the form of dividends or otherwise, or if the shares of the subsidiaries were sold or transferred, the Company would likely be subject to additional U.S. income taxes, net of the impact of any available tax credits, which could result in a higher effective tax rate in the future.

11.       Commitments and Contingencies

In accordance with Accounting Standards Codification (ASC) Topic 450, Contingencies, the Company accrues anticipated costs of settlement, damages, or other costs to the extent specific losses are probable and estimable.

Litigation and Related Contingencies

Lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. Third parties might allege that the Company or its collaborators are infringing their patent rights or that the Company is otherwise violating their intellectual property rights. Loss contingency provisions are recorded if the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated or a range of loss can be determined. These accruals represent management’s best estimate of probable loss. Disclosure also is provided when it is reasonably possible that a loss will be incurred or when it is reasonably possible that the amount of a loss will exceed the recorded provision. The Company believes the outcome of pending proceedings, individually and in the aggregate, will not have a material impact on the Company’s financial statements. As of March 31, 2017 and December 31, 2016, no material accruals have been recorded for potential contingencies.

Governmental Investigations

The Korea Fair Trade Commission (“KFTC”) has conducted an investigation into improper bidding by Bruker Korea Co., Ltd. and several other companies in connection with bids for sales of X-ray systems in 2010 and 2012. Three of the bids under investigation involved Bruker Korea. The Company cooperated fully with the KFTC regarding this matter. In September 2016, the KFTC fined Bruker Korea approximately $15,000 and referred the matter to the Korean Public Prosecutor’s Office for criminal prosecution. Additional monetary penalties may also result from the ongoing criminal proceeding. Since December 2016, various Korean governmental entities have imposed suspensions on Bruker Korea, with suspension periods ranging from three to six months. During the periods of these suspensions, which are overlapping, Bruker Korea is prohibited from bidding for or conducting sales to Korean governmental agencies. Sales to these customers were less than 1% of the Company’s revenue for the year ended December 31, 2016. In the course of normal business, the Company conducts business in Korea with other non-governmental customers that are not affected by these suspensions. Accordingly, the Company does not expect these contingencies to have a material adverse effect on its financial statements.

Letters of Credit and Guarantees

At March 31, 2017 and December 31, 2016, the Company had bank guarantees of $132.1 million and $131.5 million, respectively, related primarily to customer advances. These arrangements guarantee the refund of advance payments received from customers in the event that the merchandise is not delivered or warranty obligations are not fulfilled in compliance with the terms of the contract. These guarantees affect the availability of the Company’s lines of credit.

12.       Shareholders’ Equity

Share Repurchase Program

In 2016, the previously announced share repurchase program was completed and at March 31, 2017 there was no active repurchase plan in place.

Cash Dividends on Shares of Common Stock

On February 22, 2016, the Company announced the establishment of a dividend policy and the declaration by its Board of Directors of an initial quarterly cash dividend in the amount of $0.04 per share of the Company’s issued and outstanding common stock. Under the dividend policy, the Company will target a cash dividend to the Company’s shareholders in the amount of $0.16 per share per annum, payable in equal quarterly installments. Dividends were paid on March 24, 2017 to shareholders of record as of March 8, 2017 for an aggregate cost of $6.4 million. Subsequent dividend declarations and the establishment of record and payment dates for such future dividend payments, if any, are subject to the Board of Directors’ continuing determination that the dividend policy is in the best interests of the Company’s shareholders. The dividend policy may be suspended or cancelled at the discretion of the Board of Directors at any time.

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

	Three Months Ended March 31,
	2017	2016
Consolidated net income	$21.7	$23.6
Foreign currency translation adjustments	15.6	33.6
Pension liability adjustments	0.2	(1.0)
Net comprehensive income	37.5	56.2
Less: Comprehensive income attributable to noncontrolling interests	0.2	0.2
Comprehensive income attributable to Bruker Corporation	$37.3	$56.0

The following is a summary of the components of accumulated other comprehensive income (loss), net of tax, at March 31, 2017 (in millions):

	Foreign Currency Translation	Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2016	$(24.1)	$(51.8)	$(75.9)
Other comprehensive income (loss) before reclassifications	15.5	(0.9)	14.6
Realized gain on reclassification, net of tax of $0.0 million	—	1.1	1.1
Net current period other comprehensive income	15.5	0.2	15.7
Balance at March 31, 2017	$(8.6)	$(51.6)	$(60.2)

13.       Noncontrolling Interests

Noncontrolling interests represent the minority shareholders’ proportionate share of the Company’s majority owned subsidiaries. The following table sets forth the changes in noncontrolling interests (in millions):

	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$6.7	$6.8
Net income	0.1	—
Foreign currency translation adjustments	0.1	0.2
Balance at end of period	$6.9	$7.0

14.       Other Charges, Net

The components of other charges, net were as follows (in millions):

	Three Months Ended March 31,
	2017	2016
Information technology transformation costs	$1.2	$2.2
Restructuring charges	1.5	1.8
Acquisition-related charges (benefits)	0.4	—
Other charges, net	$3.1	$4.0

Restructuring Initiatives

2016

The Company commenced a restructuring initiative in the third quarter of 2016 to address lower demand in the Bruker CALID and Bruker Nano Groups as a result of softness in order entry levels from European academic institutions and ongoing weakness in several of the industrial end market segments served by the Bruker Nano Group.  This initiative is intended to improve the Bruker CALID and Bruker Nano Group operating results in response to these market conditions.  Restructuring actions will result in a reduction of approximately 125 employees within the Bruker CALID and Bruker Nano Groups.

The following is a summary of the restructuring expenses related to this initiative which are recorded in the accompanying unaudited condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2017:

	Three months ended March 31,
	2017
	Severance and Exit Costs	Inventory Writedown and Asset Impairment	Total
Cost of revenues	$1.2	$0.3	$1.5
Other charges, net	0.8	—	0.8
	$2.0	$0.3	$2.3

Total restructuring and other one-time charges incurred through March 31, 2017 related to this initiative were $12.7 million.  Total restructuring and other one-time charges related to this initiative in 2016 and 2017 are expected to be between $14.0 and $16.0 million, of which $13.0 to $14.5 million relate to employee separation and facility exit costs and $1.0 to $1.5 million relate to estimated inventory write-downs and asset impairments.

2015

The Company commenced a restructuring initiative in 2015 within the Bruker BioSpin Group, which was developed as a result of a revenue decline that occurred during the second half of 2014 and continued during the first half of 2015.  This initiative was intended to improve Bruker BioSpin Group’s operating results.  Restructuring actions resulted in a reduction of employee headcount within the Bruker BioSpin Group of approximately 9%.   The final expenses related to this initiative were incurred in the three months ended March 31, 2017 due to the sale of a manufacturing facility.

The following is a summary of the restructuring expenses related to this initiative which are recorded in the accompanying unaudited condensed consolidated statements of income and comprehensive income for the three months ended March 31, 2017 and 2016, respectively:

	Three months ended March 31,
	2017			2016
	Severance and Exit Costs	Inventory Writedown and Asset Impairment	Total	Severance and Exit Costs	Inventory Writedown and Asset Impairment	Total
Cost of revenues	$(2.7)	$—	$(2.7)	$1.3	$—	$1.3
Other charges, net	—	—	—	1.0	—	1.0
	$(2.7)	$—	$(2.7)	$2.3	$—	$2.3

As of March 31, 2017, expenses incurred under this restructuring initiative were substantially complete.

Restructuring charges for the three month periods ended March 31, 2017 and 2016 included charges for various other programs which were recorded in the accompanying unaudited condensed consolidated statements of income and comprehensive income.

	Three Months Ended March 31,
	2017	2016
Cost of revenues	$(0.2)	$0.7
Other charges, net	0.7	0.8
	$0.5	$1.5

The following table sets forth the changes in restructuring reserves for the three months ended March 31, 2017 (in millions):

	Total	Severance	Exit Costs	Provisions for Excess Inventory
Balance at December 31, 2016	$16.2	$4.9	$3.7	$7.6
Restructuring charges	0.1	1.5	(1.7)	0.3
Cash payments	(3.0)	(3.9)	1.1	(0.2)
Other, non-cash adjustments and foreign currency effect	(0.6)	(0.1)	(0.2)	(0.3)
Balance at March 31, 2017	$12.7	$2.4	$2.9	$7.4

15.  Interest and Other Income (Expense), Net

The components of interest and other income (expense), net, were as follows (in millions):

	Three Months Ended March 31,
	2017	2016
Interest expense, net	$(3.7)	$(3.1)
Exchange gains (losses) on foreign currency transactions	(2.3)	(2.3)
Other	—	(0.2)
Interest and other income (expense), net	$(6.0)	$(5.6)

16.       Business Segment Information

The Company has two reportable segments, BSI and BEST, as discussed in Note 1 to the unaudited condensed consolidated financial statements.

Revenue and operating income by reportable segment are presented below (in millions):

	Three Months Ended March 31,
	2017	2016
Revenue:
BSI	$346.4	$350.4
BEST	40.1	27.2
Eliminations (a)	(1.6)	(2.2)
Total revenue	$384.9	$375.4

Operating Income
BSI	$38.1	$33.0
BEST	(0.5)	—
Corporate, eliminations and other (b)	—	1.0
Total operating income	$37.6	$34.0

(a)   Represents product and service revenue between reportable segments.

(b)   Represents corporate costs and eliminations not allocated to the reportable segments.

Total assets by reportable segment are as follows (in millions):

	March 31,	December 31,
	2017	2016
Assets:
BSI	$1,806.4	$1,779.8
BEST	36.5	36.0
Eliminations and other (a)	(3.0)	(7.4)
Total assets	$1,839.9	$1,808.4

(a) Assets not allocated to the reportable segments and eliminations of intercompany transactions.

17.       Recent Accounting Pronouncements

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740) - Intra-Entity Transfer of Assets Other than Inventory.  The new standard requires recognition of current and deferred income taxes resulting from an intra-entity transfer of any asset (excluding inventory) when the transfer occurs. This is a change from existing GAAP which prohibits recognition of current and deferred income taxes until the asset is sold to a third party.  The new standard is effective as of January 1, 2018 and early adoption is permitted.  The Company is evaluating the provisions of this standard, including which period to adopt, and has not determined what impact the adoption of ASU No. 2016-16 will have on the Company’s unaudited condensed consolidated financial statements.

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

18.       Subsequent Event

On May 5, 2017, the Company acquired Luxendo, a privately held spin-off of the European Molecular Biology Laboratory (EMBL) for a purchase price of $18.3 million, with the potential for additional consideration based on revenue achievements in 2018 through 2021.   Luxendo is a developer and manufacturer of proprietary light-sheet fluorescence microscopy instruments and the acquisition will significantly enhance Bruker’s existing portfolio of swept-field confocal, super-resolution, and multiphoton fluorescence microscope product lines, enabling new research advances in small organism embryology, live-cell imaging, brain development and cleared brain tissue, and optogenetics applications.   Luxendo is located in Heidelberg, Germany and will be integrated into the Bruker Nano Group within the BSI reportable segment. The purchase accounting for this acquisition will be finalized within the measurement period.

ITEM 2.                                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our interim unaudited condensed consolidated financial statements and the notes to those statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, and in conjunction with the consolidated financial statements contained in our Annual

Report on Form 10-K for the year ended December 31, 2016.

Statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which express that we “believe,” “anticipate,” “plan,” “expect,” “seek,” “estimate,” or “should,” as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from those set forth in forward-looking statements. Certain factors that might cause such a difference are discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2016.

Although our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP), we believe describing revenue and expenses, excluding the effects of foreign currency, acquisitions and divestitures, as well as certain other charges, net, provides meaningful supplemental information regarding our performance. Specifically, management believes that free cash flow and organic revenue, both non-GAAP financial measures, as well as non-GAAP gross margin and non-GAAP operating margin, provide relevant and useful information which is widely used by analysts, investors and competitors in our industry, as well as by our management, in assessing both consolidated and business unit performance.  We define the term organic revenue as GAAP revenue excluding the effect of foreign currency changes and the effect of acquisitions and divestitures.  We define the term non-GAAP gross margin as GAAP gross margin with certain non-GAAP measures excluded and non-GAAP operating margin as GAAP operating margin with certain non-GAAP measures excluded.  These non-GAAP measures exclude costs related to restructuring actions, acquisition and related integration expenses, amortization of acquired intangible assets and other costs that are infrequent or non-recurring in nature and we believe these are useful measures to evaluate our continuing business.  We define free cash flow as net cash provided by operating activities less additions to property, plant, and equipment. We believe free cash flow is a useful measure to evaluate our business as it indicates the amount of cash generated after additions to property, plant, and equipment which is available for, among other things, investments in our business, acquisitions and repayment of debt.  We use these non-GAAP financial measures to evaluate our period-over-period operating performance because our management believes they provide more comparable measures of our continuing business as they adjusts for certain items that are not reflective of the underlying performance of our business. These measures may also be useful to investors in evaluating the underlying operating performance of our business. We regularly use these non-GAAP financial measures internally to understand, manage, and evaluate our business results and make operating decisions. We also measure our employees and compensate them, in part, based on such non-GAAP measures and use this information for our planning and forecasting activities.

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

OVERVIEW

Bruker develops and manufactures high-performance scientific instruments and analytical and diagnostic solutions that enable its customers to explore life and materials at microscopic, molecular and cellular levels. The Company’s products address the needs of a diverse array of customers in life science research, pharmaceuticals, biotechnology, applied markets, cell biology, clinical research, microbiology, in-vitro diagnostics, nanotechnology and materials science research. We are organized into four operating segments: the Bruker BioSpin Group, the Bruker CALID Group, the Bruker Nano Group and the Bruker Energy & Supercon Technologies (BEST) Segment.

Revenue for the three month period ended March 31, 2017 was $384.9 million, an increase of $9.5 million, or 2.5%, from the three month period ended March 31, 2016. Overall revenue showed solid growth in Asia Pacific, particularly China, but was flat in the Americas, and modestly lower in Europe. Revenue increased approximately $19.7 million related primarily to the acquisitions of Oxford Instruments Superconducting Wire LLC (OST) and Hysitron, Incorporated (Hysitron), offset in part by unfavorable currency translation impact of approximately $7.3 million caused by the strengthening of the U.S. Dollar versus the Euro, British Pound and other currencies. Excluding the effects of foreign currency translation and our recent acquisitions, our organic revenue, a non-GAAP measure, decreased by $2.9 million, or 0.8%, driven primarily by delayed order bookings in 2016 due to funding delays in European research funding.

Our gross profit margin increased to 45.8% during the three months ended March 31, 2017 from 44.4% during the three months ended March 31, 2016. The increase in our gross profit margin was caused primarily by increased pricing and operational efficiencies within the Bruker BioSpin Group and operating cost improvements as a result of recent restructuring and outsourcing actions within our Bruker CALID and Bruker Nano Groups.

Selling, general and administrative expenses and research and development costs increased during the three months ended March 31, 2017 by approximately $5.4 million compared to the three month period ended March 31, 2016.  This increase primarily resulted from our recent acquisitions and research and developments costs associated with a new product launch.

The income tax provision in the three month periods ended March 31, 2017 and 2016 was $9.9 million and $4.8 million, respectively, representing effective tax rates of 31.3% and 16.9%, respectively. The Company’s first quarter 2016 effective tax rate reflected the benefits of certain discrete tax items in that quarter, including the recognition of previously uncertain tax benefits resulting from the closure of certain tax audits and the release of valuation allowances. These discrete tax items were not recurring in the three month period ended March 31, 2017, resulting in a significantly higher effective tax rate for the first quarter of 2017.

Diluted earnings per share for the three month periods ended March 31, 2017 were $0.13, a decrease of $0.01 from the three month period ended March 31, 2016 due to the higher current year tax rate.

Operating cash flow for the three month period ended March 31, 2017 was a source of cash of $32.6 million.  For the three month period ended March 31, 2017, our free cash flow was $21.1 million, calculated as follows:

	Three Months Ended March 31,
	2017	2016
Net cash provided by operating activities	$32.6	$(14.0)
Less: Purchases of property, plant and equipment	11.5	8.0
Free Cash Flow	$21.1	$(22.0)

Our free cash flow was higher for the three month period ended March 31, 2017 than for the comparable period in 2016, primarily as a result of lower than normal collections of receivables during the first quarter of 2016 and the timing of customer advances because the first quarter of 2016 included the recognition of the first shielded ultra-high field gigahertz nuclear magnetic resonance system and the customer advances associated with the sale of this system.

In November 2015, our Board of Directors approved a share repurchase program (the “Repurchase Program”) that authorized repurchases of up to $225.0 million of common stock. The Repurchase Program concluded in the year ended December 31, 2016 when the authorized level of repurchases was completed.  As of March 31, 2017 there were no active share repurchase programs in effect.

On February 22, 2016, we announced the establishment of a dividend policy and the declaration by our Board of Directors of an initial quarterly cash dividend in the amount of $0.04 per share of our issued and outstanding common stock. Dividends amounting to $6.4 million were paid in March of 2017. Future dividend payments, if any, are subject to approval of our Board of Directors. We are targeting a cash dividend to our shareholders in the amount of $0.16 per share per annum, payable in equal quarterly installments.

In the three months ended March 31, 2017, we completed various acquisitions that collectively complemented our existing product offerings and added aftermarket and software capabilities to our existing microbiology business. The impact of acquired companies on revenues, net income and total assets was not material.

In 2016, we began a restructuring initiative to address lower demand in the Bruker CALID and Bruker Nano Groups as a result of softness in order entry levels from European academic institutions and ongoing weakness in several of the industrial end market segments served by the Bruker Nano Group. This initiative is intended to improve the Bruker CALID and Bruker

Nano Group operating results in response to these market conditions. Restructuring actions will result in a reduction of approximately 125 employees within the Bruker CALID and Bruker Nano Groups. In the three months ended March 31, 2017, we recorded $2.3 million of restructuring charges associated with this initiative.  Expenses related to this initiative are expected to be substantially completed by June 30, 2017. Total restructuring and other one-time charges related to this initiative in 2017 are expected to be between $14.0 and $16.0 million. We expect to generate approximately $14.0 to $16.0 million in annualized savings upon completion of this initiative, which is expected to take full effect in the second half of 2017.

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

•                  Revenue recognition;

•                  Income taxes;

•                  Inventories;

•                  Goodwill, other intangible assets and other long-lived assets; and

For a further discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2016. We no longer consider changes in employee benefit plan assumptions to be a critical accounting policy. There were no other significant changes to our critical accounting policies for the three months ended March 31, 2017.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2017 compared to the Three Months Ended March 31, 2016

Consolidated Results

The following table presents our results for the three months ended March 31, 2017 and 2016 (dollars in millions, except per share data):

	Three Months Ended March 31,
	2017	2016
Product revenue	$318.9	$312.3
Service revenue	63.3	60.7
Other revenue	2.7	2.4
Total revenue	384.9	375.4

Cost of product revenue	172.7	170.2
Cost of service revenue	35.7	37.4
Cost of other revenue	0.1	1.0
Total cost of revenue	208.5	208.6
Gross profit	176.4	166.8

Operating expenses:
Selling, general and administrative	98.1	92.7
Research and development	37.6	36.1
Other charges, net	3.1	4.0
Total operating expenses	138.8	132.8
Operating income	37.6	34.0

Interest and other income (expense), net	(6.0)	(5.6)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	31.6	28.4
Income tax (benefit) provision	9.9	4.8
Consolidated net income	21.7	23.6
Net income attributable to noncontrolling interest in consolidated subsidiaries	0.1	—
Net income attributable to Bruker Corporation	$21.6	$23.6

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.14	$0.14
Diluted	$0.13	$0.14

Weighted average common shares outstanding:
Basic	159.7	163.3
Diluted	160.5	164.3

Revenue

For the three months ended March 31, 2017, our revenue increased $9.5 million, or 2.5%, to $384.9 million, compared to $375.4 million for the comparable period in 2016. Included in revenue was an increase of approximately $19.7 million primarily attributable to recent acquisitions within the BEST Segment and the Bruker Nano Group and a $7.3 million decrease caused by foreign currency translation. Excluding the effects of foreign currency translation and our recent acquisitions, our organic revenue, a non-GAAP measure, decreased by $2.9 million, or 0.8%.

BSI Segment revenue decreased by $4.0 million, or 1.1%, to $346.4 million for the three months ended March 31, 2017, compared to $350.4 million for the three months ended March 31, 2016. BEST Segment revenue increased by $12.9 million, or 47.4%, to $40.1 million for the three months ended March 31, 2017, compared to $27.2 million for the three months ended March 31, 2016.

Please see the Segment Results section later in this section for additional discussion of our revenue.

Gross Profit

Gross profit for the three months ended March 31, 2017 was $176.4 million, or 45.8% of revenue, compared to $166.8 million, or 44.4% of revenue, for the three months ended March 31, 2016. Included in gross profit were various charges for amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring costs totaling $7.0 million and $8.6 million for the three months ended March 31, 2017 and 2016, respectively. Excluding these charges, our non-GAAP gross profit margin for the three months ended March 31, 2017 and 2016 was 47.6% and 46.7%, respectively. The increase in our gross profit margins was caused primarily by increased pricing and operational efficiencies within our Bruker BioSpin Group and operating cost improvements as a result of recent restructuring and outsourcing actions within our Bruker CALID and Bruker Nano Group.

Selling, General and Administrative

Our selling, general and administrative expenses for the three months ended March 31, 2017 increased to $98.1 million, or 25.5% of total revenue, from $92.7 million, or 24.7% of total revenue, for the comparable period in 2016. The increase in selling, general and administrative expenses was attributable to our recent acquisitions.

Research and Development

Our research and development expenses for the three months ended March 31, 2017 increased to $37.6 million, or 9.8% of total revenue, from $36.1 million, or 9.6% of total revenue, for the comparable period in 2016. The increase in research and development expenses was primarily attributable to our recent acquisitions and costs associated with a new product launch.

Other Charges, Net

Other charges, net of $3.1 million recorded for the three months ended March 31, 2017 were primarily related to the BSI Segment and consisted of $1.5 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives, $1.2 million of costs associated with our global information technology (IT) transformation initiative and $0.4 million of acquisition-related charges related to acquisitions completed in 2016 and 2017. The IT transformation initiative is a multi-year project aimed at updating and integrating our global enterprise resource planning and human resource information systems.

Other charges, net of $4.0 million recorded for the three months ended March 31, 2016 were all related to the BSI Segment and consisted of $1.8 million of restructuring costs, related to closing facilities and implementing outsourcing and other restructuring initiatives, and $2.2 million of costs associated with our global information technology (IT) transformation initiative.

Operating Income

Operating income for the three months ended March 31, 2017 was $37.6 million, resulting in an operating margin of 9.8%, compared to operating income of $34.0 million, and an operating margin of 9.1%, for the three months ended March 31, 2016. The increase in operating income during the three months ended March 31, 2017 was caused primarily by increased gross profit margins as a result of higher prices, operational improvements, benefits from restructuring activities, and our recent acquisitions.

We continued to execute on a restructuring initiative launched in 2016 which is intended to improve the Bruker CALID and Bruker Nano Groups’ operating results.  Please refer to the Overview section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional discussion of this restructuring initiative.

Interest and Other Income (Expense), Net

Interest and other income (expense), net during the three months ended March 31, 2017 was an expense of $6.0 million compared to an expense of $5.6 million for the comparable period of 2016.

During the three months ended March 31, 2017, the primary component within interest and other income (expense), net was net interest expense of $3.7 million and realized and unrealized losses on foreign currency denominated transactions of $2.3 million.  During the three months ended March 31, 2016, the primary components within interest and other income (expense), net were net interest expense of $3.1 million and realized and unrealized losses on foreign currency denominated transactions of $2.3 million.

Income Tax (Benefit) Provision

The 2017 and 2016 effective tax rates were estimated using projected annual pre-tax income on a jurisdictional basis.

Expected tax benefits, including tax credits and incentives, the impact of changes to valuation allowances, and the effect of jurisdictional differences in statutory tax rates, were also considered in the calculation.

The income tax provision for the three months ended March 31, 2017 and 2016 was $9.9 million and $4.8 million, respectively, representing effective tax rates of 31.3% and 16.9%, respectively.  The Company’s first quarter 2016 effective tax rate reflected the benefits of certain discrete tax items in that quarter, including the recognition of previously uncertain tax benefits resulting from the closure of certain tax audits and the release of valuation allowances. These discrete tax items did not reoccur in the three month period ended March 31, 2017, resulting in a significantly higher effective tax rate for the first quarter of 2017.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the three months ended March 31, 2017 and 2016 was $0.1 million and $0.0 million, respectively. The net income attributable to noncontrolling interests represented the minority shareholders’ proportionate share of the net income recorded by our majority-owned subsidiaries.

Net Income Attributable to Bruker Corporation

Our net income for the three months ended March 31, 2017 was $21.6 million, or $0.13 per diluted share, compared to $23.6 million, or $0.14 per diluted share, for the comparable period in 2016. The decrease in net income was primarily caused by the increase in the effective tax rate noted above.

Segment Results

For financial reporting purposes, we aggregate the Bruker BioSpin, Bruker CALID and Bruker Nano operating segments into the Bruker Scientific Instruments (BSI) reportable segment, which represented approximately 90% of the Company’s revenues during the three months ended March 31, 2017. This aggregation reflects these operating segments’ similar economic characteristics, production processes, service offerings, types and classes of customers, methods of distribution and regulatory environments. Our BEST Segment is our other reportable segment and represents the remainder of our revenues.

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment (dollars in millions):

	Three Months Ended March 31,			Percentage
	2017	2016	Dollar Change	Change
BSI	$346.4	$350.4	$(4.0)	(1.1)%
BEST	40.1	27.2	12.9	47.4%
Eliminations (a)	(1.6)	(2.2)	0.6
	$384.9	$375.4	$9.5	2.5%

(a) Represents product and service revenue between reportable segments.

BSI Segment Revenues

BSI Segment revenue decreased by $4.0 million, or 1.1%, to $346.4 million for the three months ended March 31, 2017, compared to $350.4 million for the three months ended March 31, 2016. Revenue includes approximately $6.5 million attributable to recent acquisitions, which was largely offset by a $6.2 million decrease from the impact of foreign currency translation. Excluding the effects of foreign currency translation and our recent acquisitions, organic revenue, a non-GAAP measure, decreased by $4.3 million, or 1.2% driven largely by softness in order entry levels during 2016 resulting from delays in European academic funding.

The Bruker BioSpin Group revenues remained consistent during the three months ended March 31, 2017 when compared to the three months ended March 31, 2016 despite a challenging comparison as the three months ended March 31, 2016 benefited from the sale of the first shielded ultra-high field one gigahertz nuclear magnetic resonance system.

The Bruker CALID Group revenues decreased during the three months ended March 31, 2017 when compared to the three months ended March 31, 2016, primarily as a result of weaker demand in mass spectrometry attributable to softness of order entry levels during 2016 from European academic institutions, as well as the timing of CBRNE product shipments as the three months ended March 31, 2016 benefited from a large contract that did not reoccur in 2017.  The volume of shipments of these products can be large in certain quarters and not sequentially consistent.

Excluding the effects of a recent acquisition, the Bruker Nano Group experienced an increase in revenue primarily caused by stronger demand in the seminconductor metrology market.

System revenue and aftermarket revenue as a percentage of total BSI Segment revenue were as follows (dollars in millions):

	Three Months Ended March 31,
	2017		2016
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System revenue	$245.2	70.8%	$259.7	74.1%
Aftermarket revenue	101.2	29.2%	90.7	25.9%
Total revenue	$346.4	100.0%	$350.4	100.0%

BEST Segment Revenues

BEST Segment revenue increased $12.9 million, or 47.4%, to $40.1 million for the three months ended March 31, 2017, compared to $27.2 million for the comparable period in 2016. The increase in revenue resulted primarily from the OST acquisition that was completed in the fourth quarter of 2016.

System and wire revenue and aftermarket revenue as a percentage of total BEST Segment revenue were as follows (dollars in millions):

	Three Months Ended March 31,
	2017		2016
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System and wire revenue	$39.2	97.8%	$26.4	97.1%
Aftermarket revenue	0.9	2.2%	0.8	2.9%
Total revenue	$40.1	100.0%	$27.2	100.0%

Gross Profit and Operating Expenses

For the three months ended March 31, 2017, gross profit margin in the BSI Segment increased to 49.5% from 46.3% for the comparable period in 2016. The increase was primarily caused by increased pricing and operational efficiencies within the Bruker BioSpin Group and operating cost improvements resulting from recent restructuring and outsourcing actions within the Bruker CALID and Bruker Nano Groups.  BEST Segment gross margin decreased to 12.5% from 13.6% for the comparable period in 2016 due to the impact of the acquisition of OST.

In the three months ended March 31, 2017, selling, general and administrative expenses and research and development expenses in the BSI Segment increased to $130.6 million, or 37.7% of segment revenue, from $125.1 million, or 35.7% of segment revenue.  This increase was primarily caused by the effect of recent acquisitions in our Bruker Nano Group and Bruker CALID Group.

Selling, general and administrative expenses and research and development expenses in the BEST Segment increased to $5.2 million, or 13.0% of segment revenue, from $3.7 million, or 13.6% of segment revenue, for the comparable period in 2016.  The increase was primarily caused by the effect of the OST acquisition.

Operating Income

The following table presents operating income and operating margins on revenue by reportable segment (dollars in millions):

	Three Months Ended March 31,
	2017		2016
	Operating Income	Percentage of Segment Revenue	Operating Income	Percentage of Segment Revenue
BSI	$38.1	11.0%	$33.0	9.4%
BEST	(0.5)	(1.2)%	—	0.0%
Corporate, eliminations and other (a)	—		1.0
Total operating income	$37.6	9.8%	$34.0	9.1%

 (a) Represents corporate costs and eliminations not allocated to the reportable segments.

BSI Segment operating income for the three months ended March 31, 2017 was $38.1 million, resulting in an operating margin of 11.0%, compared to operating income of $33.0 million, resulting in an operating margin of 9.4%, for the comparable period in 2016. Operating income included $9.4 million and $13.3 million for the three months ended March 31, 2017 and 2016, respectively, of various charges for amortization of acquisition-related intangible assets and other acquisition-related costs, restructuring costs and costs associated with our global IT transformation initiative.  Excluding these charges, non-GAAP operating margins were 13.7% and 13.2% for the three months ended March 31, 2017 and 2016, respectively. GAAP and Non-GAAP operating margins increased primarily due to the gross margin improvements noted above.

BEST Segment operating income decreased for the three months ended March 31, 2017 at $(0.5) million, resulting in an operating margin of (1.2)%, when compared to $0.0 million, resulting in an operating margin of 0.0%, for the comparable period in 2016.  The decline in operating income was due to the effect of the OST acquisition.

LIQUIDITY AND CAPITAL RESOURCES

We anticipate that our existing cash and credit facilities will be sufficient to support our operating and investing needs for at least the next twelve months beyond the issuance date of this Quarterly Report on Form 10-Q. Our future cash requirements could be affected by acquisitions that we may complete, repurchases of our common stock, or the payment of dividends in the future. Historically, we have financed our growth and liquidity needs through cash flow generation and a combination of debt financings and issuances of common stock. In the future, there are no assurances that additional financing alternatives will be available to us, if required, or if available, will be obtained on terms favorable to us.

During the three months ended March 31, 2017, net cash provided by operating activities was $32.6 million, resulting from consolidated net income adjusted for non-cash items of $43.9 million, partially offset by an increase in operating assets and liabilities, net of acquisitions and divestitures of $11.3 million. The increase in operating assets and liabilities, net of acquisitions and divestitures for the three months ended March 31, 2017 was primarily caused by an increase in inventory for orders in 2016 and 2017 and acquisitions that occurred in 2016, partially offset by a decrease in accounts receivable resulting from improvements in collections and customer credit management practices.

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

During the three months ended March 31, 2017, net cash used in investing activities was $71.3 million, compared to net cash used in investing activities of $7.4 million during the three months ended March 31, 2016. Cash used in investing activities during the three months ended March 31, 2017 was primarily caused by the cash paid for acquisitions, net of cash acquired of $39.8 million, net activity of purchases and maturities of short-term investments of $26.6 million and purchases of property, plant and equipment, net of proceeds from the sale of property, plant and equipment, of $4.9 million.  Cash used in investing activities during the three months ended March 31, 2016 was caused by capital expenditures, net of $7.4 million.

During the three months ended March 31, 2017, net cash used in financing activities was $32.3 million, compared to net cash used in financing activities of $41.5 million during the three months ended March 31, 2016. Net cash used in financing activities during the three months ended March 31, 2017 was primarily attributable to repayment of $40.0 million of borrowings under the 2015 Credit Agreement, defined below, and $20.0 million of Senior Notes, defined below, and $6.4 million used for the payment of dividends, offset in part by borrowings of $33.0 million under the 2015 Credit Agreement. Net cash used in financing activities during the three months ended March 31, 2016 was primarily attributable to $78.9 million used for the repurchase of our common stock and $6.5 million used for the payment of dividends.  This was offset by $36.0 million of proceeds from borrowings under the 2015 Credit Agreement and $7.5 million of proceeds from the issuance of common stock in connection with stock option exercises.

In 2016, the previously announced share repurchase program was completed and there is currently no active repurchase plan in place.

Cash, cash equivalents and short-term investments at March 31, 2017 and December 31, 2016 totaled $464.5 million and $500.3 million, respectively, of which $424.7 million and $460.9 million, respectively, related to foreign cash and short-term investments, most significantly in the Netherlands and Switzerland.

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

At March 31, 2017, we had outstanding debt totaling $384.8 million, consisting of $220.0 million outstanding under the Note Purchase Agreement described below, $164.0 million outstanding under the revolving credit line component of the 2015 Credit Agreement described below and $1.6 million under capital lease obligations and other loans, offset by unamortized debt issuance costs under the Note Purchase Agreement of $0.8 million.  At December 31, 2016, we had outstanding debt totaling $411.7 million, consisting of $240.0 million outstanding under the Note Purchase Agreement, $171.0 million outstanding under the revolving credit line component of the prior credit agreement and $1.5 million under capital lease obligations and other loans, offset by unamortized debt issuance costs under the Note Purchase Agreement of $0.8 million.

The following is a summary of the maximum commitments and the net amounts available to us under the 2015 Credit Agreement and other lines of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand with interest payable monthly, at March 31, 2017 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Lines of Credit	Total Amount Available
2015 Credit Agreement	2.2%	$500.0	$164.0	$1.1	$334.9
Other lines of credit	—	234.6	—	131.0	103.6
Total revolving lines of credit		$734.6	$164.0	$132.1	$438.5

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

As of March 31, 2017, we were in compliance with the covenants, as defined by both the 2015 Credit Agreement and the Note Purchase Agreement, as our leverage ratio was 1.39 and our interest coverage ratio was 14.9.

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

•                  $20.0 million 3.16% Series 2012A Senior Notes, Tranche A, due January 18, 2017;

•                  $15.0 million 3.74% Series 2012A Senior Notes, Tranche B, due January 18, 2019;

•                  $105.0 million 4.31% Series 2012A Senior Notes, Tranche C, due January 18, 2022; and

•                  $100.0 million 4.46% Series 2012A Senior Notes, Tranche D, due January 18, 2024.

On January 18, 2017, the outstanding $20.0 million principal amount of Tranche A of the Senior Notes was repaid in accordance with the terms of the Note Purchase Agreement.

As of March 31, 2017, we had approximately $40.7 million of net operating loss carryforwards available to reduce state taxable income; approximately $41.6 million of net operating losses available to reduce German federal income and trade taxes that are carried forward indefinitely; and $23.0 million of other foreign net operating losses that are expected to expire at various times beginning in 2018. We also had U.S. federal tax credits of approximately $15.1 million that expire at various dates available to offset future tax liabilities, which include research and development tax credits of $12.2 million expiring at various times through 2035, foreign tax credits of $2.9 million expiring at various times through 2024, and state research and development tax credits of $7.8 million. Utilization of these credits and state net operating losses may be subject to annual limitations due to the ownership percentage change limitations provided by the Internal Revenue Code Section 382 and similar state provisions. In the event of a deemed change in control under Internal Revenue Code Section 382, an annual limitation on the utilization of net operating losses and credits may result in the expiration of all or a portion of the net operating loss and credit carryforwards.

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

Changes in foreign currency translation rates decreased our revenue by 2.0% for the three months ended March 31, 2017 and decreased our revenue by approximately 0.9% for the three months ended March 31, 2016.

Assets and liabilities of our foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using period-end exchange rates. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a separate component of shareholders’ equity.  For the three months ended March 31, 2017 and 2016, we recorded net gains from currency translation adjustments of $15.6 million and $33.6 million, respectively. Gains and losses resulting from foreign currency transactions are reported in interest and other income (expense), net in the unaudited condensed consolidated statements of income and comprehensive income. Our foreign exchange losses, net were $2.3 million for each of the three month periods ended March 31, 2017 and 2016.

From time to time, we have entered into foreign exchange contracts designed to minimize the volatility that fluctuations in foreign currency have on our cash flows related to purchases and sales denominated in foreign currencies. Under these arrangements, we agree to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates typically with maturities of less than twelve months. These transactions are recorded at fair value with the corresponding gains and losses recorded in interest and other income (expense), net in the unaudited condensed consolidated statements of income and comprehensive income. At March 31, 2017 and December 31, 2016, we had foreign exchange contracts with notional amounts aggregating $87.8 million and $40.7 million, respectively. We will continue to evaluate our currency risks and in the future may utilize foreign currency contracts more frequently.

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

Impact of Commodity Prices

We are exposed to certain commodity risks associated with prices for various raw materials. The prices of copper and certain other raw materials, particularly niobium tin, used to manufacture superconductors have increased significantly over the last decade. Copper and niobium tin are the main components of low temperature superconductors and continued commodity price increases for copper and niobium as well as other raw materials may negatively affect our profitability. Periodically, we enter into commodity forward purchase contracts to minimize the volatility that fluctuations in the price of copper have on our sales of these products. At March 31, 2017 and December 31, 2016, we had fixed price commodity contracts with notional amounts aggregating $4.8 million and $2.7 million, respectively. We will continue to evaluate our commodity risks and may utilize commodity forward purchase contracts more frequently in the future.

Inflation

We do not believe inflation had a material impact on our business or operating results during any of the periods presented.

ITEM 4.                CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2017 due to a material weakness in internal control over financial reporting, as described below and in Part II, Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

We did not design and maintain effective internal controls over the accounting for income taxes, including the income tax provision and related tax assets and liabilities. Specifically, management did not design and maintain controls with a level of precision that would identify a material misstatement. This control deficiency resulted in immaterial errors to deferred tax assets and liabilities, income taxes payable and income tax expense accounts in the Company’s consolidated financial statements for the year ended December 31, 2015. These errors did not, individually or in the aggregate, result in a material misstatement of the Company’s consolidated financial statements and disclosures for any periods through and including the year ended December 31, 2015. This control deficiency did not result in a misstatement of the Company’s consolidated financial statements for the year ended December 31, 2016 or the three month period ending March 31, 2017. However, this control deficiency could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management determined that this control deficiency constitutes a material weakness.

Notwithstanding this material weakness, management concluded that the unaudited condensed consolidated financial statements contained in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Remediation Plans

During the year ended December 31, 2016, as part of our routine efforts to maintain adequate and effective internal control over financial reporting, we initiated and implemented measures designed to improve our financial statement closing process and enhance certain internal controls processes and procedures. As indicated below, a number of these initiatives relate directly to strengthening our control over accounting for income taxes and address specific control deficiencies which contributed to the material weakness. As a result of these efforts, as of the date of this filing the Company believes it has made progress toward remediating the underlying causes of the material weakness. Specifically, the Company has undertaken the following steps in 2016 to remediate the deficiencies underlying this material weakness:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material developments with respect to the information previously reported under Part I, Item 3 “Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

ITEM 1A.             RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on

Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the first quarter of 2017.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share
January 1 - January 31, 2017	—	$—
February 1 - February 28, 2017	1,237	24.64
March 1 - March 31, 2017	6,600	23.48
	7,837	$23.66

(1)         Includes (i) 1,237 shares surrendered by participants under our long-term incentive plans to pay taxes upon vesting of restricted stock awards, and (ii) 6,600 shares purchased by Frank H. Laukien, the Company’s Chief Executive Officer and Chairman of the Board of Directors, in open market transactions which were previously disclosed on Forms 4 filed with the SEC on March 13, 2017 and March 17, 2017.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.                OTHER INFORMATION

None.

ITEM 6.                EXHIBITS

Exhibit No.	Description
10.1	Project Completion Agreement dated March 23, 2017(1)
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)
101

The following materials from the Bruker Corporation Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income, (ii) the Unaudited Condensed Consolidated Balance Sheets, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows and (iv) Notes to the Unaudited Condensed Consolidated Financial Statements(1)

(1)       Filed herewith.

(2)       Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUKER CORPORATION

Date: May 10, 2017	By:	/s/ FRANK H. LAUKIEN, PH.D.
Frank H. Laukien, Ph.D. President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 10, 2017	By:	/s/ ANTHONY L. MATTACCHIONE
Anthony L. Mattacchione Chief Financial Officer and Senior Vice President (Principal Financial Officer)