Form 10-Q
period 2017-09-30
BRUKER CORP
filed 2017-11-09
CIK 1109354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2017
Common Stock, $0.01 par value per share	155,562,660 shares

BRUKER CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2017

PART I	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$263.9	$342.4
Short-term investments	165.3	157.9
Accounts receivable, net	269.8	243.9
Inventories	515.3	440.4
Other current assets	122.5	91.3
Total current assets	1,336.8	1,275.9

Property, plant and equipment, net	260.4	239.1
Goodwill	168.6	130.6
Intangibles, net and other long-term assets	195.7	162.8
Total assets	$1,961.5	$1,808.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$20.1
Accounts payable	94.8	86.1
Customer advances	126.2	149.0
Other current liabilities	292.5	269.5
Total current liabilities	513.5	524.7

Long-term debt	480.5	391.6
Other long-term liabilities	227.6	199.0

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock, $0.01 par value 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value 260,000,000 shares authorized, 171,522,516 and 170,552,890 shares issued and 156,173,417 and 159,854,695 shares outstanding at September 30, 2017 and December 31, 2016, respectively	1.7	1.7
Treasury stock, at cost, 15,349,099 and 10,698,195 shares at September 30, 2017 and December 31, 2016, respectively	(380.9)	(249.3)
Accumulated other comprehensive income (loss)	10.5	(75.9)
Other shareholders’ equity	1,100.5	1,009.9
Total shareholders’ equity attributable to Bruker Corporation	731.8	686.4
Noncontrolling interest in consolidated subsidiaries	8.1	6.7
Total shareholders’ equity	739.9	693.1

Total liabilities and shareholders’ equity	$1,961.5	$1,808.4

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Product revenue	$364.4	$328.2	$1,029.2	$946.1
Service revenue	70.0	62.3	200.4	186.5
Other revenue	1.2	3.4	5.8	8.4
Total revenue	435.6	393.9	1,235.4	1,141.0

Cost of product revenue	196.5	172.2	561.8	504.7
Cost of service revenue	40.5	35.4	114.9	110.8
Cost of other revenue	0.6	1.1	0.9	3.4
Total cost of revenue	237.6	208.7	677.6	618.9
Gross profit	198.0	185.2	557.8	522.1

Operating expenses:
Selling, general and administrative	102.9	96.8	303.8	290.4
Research and development	40.9	37.9	119.2	110.8
Other charges, net	4.3	4.6	13.8	20.6
Total operating expenses	148.1	139.3	436.8	421.8
Operating income	49.9	45.9	121.0	100.3

Interest and other expense, net	(2.5)	(2.9)	(11.8)	(11.1)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	47.4	43.0	109.2	89.2
Income tax provision (benefit)	9.8	(4.0)	25.9	3.8
Consolidated net income	37.6	47.0	83.3	85.4
Net income attributable to noncontrolling interest in consolidated subsidiaries	0.6	0.5	1.3	0.8
Net income attributable to Bruker Corporation	$37.0	$46.5	$82.0	$84.6

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.23	$0.29	$0.52	$0.52
Diluted	$0.23	$0.29	$0.51	$0.52

Weighted average common shares outstanding:
Basic	157.5	160.8	158.9	161.8
Diluted	158.7	161.5	159.9	162.7

Comprehensive income	$61.2	$60.3	$170.3	$114.3
Less: Comprehensive income attributable to noncontrolling interests	0.7	0.6	1.9	0.9
Comprehensive income attributable to Bruker Corporation	$60.5	$59.7	$168.4	$113.4

Dividend declared	$0.04	$0.04	$0.12	$0.12

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Consolidated net income	$83.3	$85.4
Adjustments to reconcile consolidated net income to cash flows from operating activities:
Depreciation and amortization	48.2	40.4
Stock-based compensation expense	8.4	6.8
Deferred income taxes	(5.0)	(32.1)
Other non-cash expenses, net	6.1	25.2
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(8.4)	15.4
Inventories	(37.5)	(73.4)
Accounts payable and accrued expenses	(8.6)	(11.5)
Income taxes payable, net	(6.3)	(19.8)
Deferred revenue	(0.2)	3.0
Customer advances	(34.7)	(6.5)
Other changes in operating assets and liabilities, net	5.4	7.1
Net cash provided by operating activities	50.7	40.0

Cash flows from investing activities:
Purchases of short-term investments	(118.5)	(77.6)
Maturities of short-term investments	134.0	122.4
Cash paid for acquisitions, net of cash acquired	(65.8)	(1.2)
Purchases of property, plant and equipment	(31.3)	(26.0)
Proceeds from sales of property, plant and equipment	6.9	0.9
Net cash (used in) provided by investing activities	(74.7)	18.5

Cash flows from financing activities:
Repayments of the Note Purchase Agreement	(20.0)	—
Repayments of revolving lines of credit	(65.0)	—
Proceeds from revolving lines of credit	154.0	99.0
(Repayment) proceeds of other debt, net	(1.0)	0.1
Proceeds from issuance of common stock, net	15.3	10.2
Payment of contingent consideration	(3.5)	—
Repurchase of common stock	(129.7)	(143.5)
Excess tax benefit related to stock option awards	—	0.3
Payment of dividends	(19.1)	(19.4)
Cash payments to noncontrolling interest	(0.5)	(0.7)
Net cash used in financing activities	(69.5)	(54.0)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	15.4	6.6
Net change in cash, cash equivalents and restricted cash	(78.1)	11.1
Cash, cash equivalents and restricted cash at beginning of period	345.9	271.2
Cash, cash equivalents and restricted cash at end of period	$267.8	$282.3

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

The Company has two reportable segments, Bruker Scientific Instruments (BSI), which represented approximately 89.7% and 89.0% of the Company’s revenues during the three and nine months ended September 30, 2017, respectively, and 91.8% and 92.7% of the Company’s revenues during the three and nine months ended September 30, 2016, respectively; and Bruker Energy & Supercon Technologies (BEST), which represented the remainder of the Company’s revenues.  Within BSI, the Company is organized into three operating segments: the Bruker BioSpin Group, the Bruker CALID Group and the Bruker Nano Group. For financial reporting purposes, the Bruker BioSpin, Bruker CALID and Bruker Nano operating segments are aggregated into the BSI reportable segment because each has similar economic characteristics, production processes, service offerings, types and classes of customers, methods of distribution and regulatory environments.

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

The unaudited condensed consolidated financial statements represent the consolidated accounts of the Company. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements as of September 30, 2017 and December 31, 2016, and for the three and nine months ended September 30, 2017 and 2016, have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange

Commission (SEC) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial information presented herein does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement have been included. The results for interim periods are not necessarily indicative of the results expected for any other interim period or the full year.

At September 30, 2017, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, have not changed other than the Company no longer considers changes in employee benefit plan assumptions to be a critical accounting policy.

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

The inclusion of restricted cash increased the balances of the unaudited condensed consolidated statement of cash flows as follows:

	Nine Months Ended September 30,
	2017	2016
Beginning Balance	$3.5	$4.1
Ending Balance	3.8	3.6

2.              Acquisitions

On May 5, 2017, the Company acquired 100% of the shares of Luxendo GmbH (“Luxendo”), a privately held spin-off of the European Molecular Biology Laboratory, for a purchase price of Euro 17 million (approximately $18.8 million), with the potential for additional consideration based on revenue achievements in 2018 through 2021. Luxendo is a developer and manufacturer of proprietary light-sheet fluorescence microscopy instruments and the Company believes the acquisition enhances the Company’s portfolio of swept-field confocal, super-resolution, and multiphoton fluorescence microscope product lines for small organism embryology, live-cell imaging, brain development and cleared brain tissue and optogenetics applications. Luxendo is located in Heidelberg, Germany and is being integrated into the Bruker Nano Group within the BSI reportable segment. The acquisition of Luxendo was accounted for under the acquisition method. The components and fair value allocation of the consideration transferred in connection with the acquisition were as follows (in millions):

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

The preliminary fair value allocation included contingent consideration in the amount of $3.1 million, which represented the estimated fair value of future payments to the former shareholders of Luxendo based on achieving annual revenue targets for the years 2018 through 2021. The Company completed the fair value allocation in the third quarter of 2017. The amortization period for intangible assets acquired in connection with the acquisition of Luxendo is 10 years for trade names and 7 years for technology.

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

On January 23, 2017, the Company acquired 100% of the shares of Hysitron, Incorporated (“Hysitron”). The acquisition adds Hysitron’s nanomechanical testing instruments to the Company’s existing portfolio of atomic force microscopes, surface profilometers, and tribology and mechanical testing systems. Hysitron is included in the Bruker Nano Group within the BSI reportable segment. The acquisition of Hysitron was accounted for under the acquisition method. The components and fair value allocation of the consideration transferred in connection with the acquisition of Hysitron were as follows (in millions):

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

The fair value allocation included contingent consideration in the amount of $1.6 million, which represented the estimated fair value of future payments to the former shareholders of Hysitron based on achieving annual revenue targets for the years 2017 through 2018. The Company completed the fair value allocation in the second quarter of 2017. The maximum potential future payments related to the contingent consideration is $10 million. The amortization period for intangible assets acquired in connection with Hysitron is 7 years for customer relationships, trademarks and other intangibles and 5 years for existing technology.

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

In addition to the acquisitions noted above, in the nine months ended September 30, 2017, the Company completed various other acquisitions that collectively complemented the Company’s existing product offerings and added aftermarket and software capabilities to the Company’s existing microbiology business. The impact of these acquisitions, individually and collectively, on revenues, net income and total assets was not material. Pro forma financial information reflecting these acquisitions has not been presented because the impact, individually and collectively, on revenues, net income and total assets is not material.

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

The Company recorded stock-based compensation expense as follows in the unaudited condensed consolidated statements of income and comprehensive income (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options	$1.8	$2.1	$5.2	$5.6
Restricted stock awards	0.4	0.4	1.1	1.2
Restricted stock units	0.9	—	2.1	—
Total stock-based compensation	$3.1	$2.5	$8.4	$6.8

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Costs of product revenue	$0.5	$0.4	$1.3	$1.0
Selling, general and administrative	2.1	1.7	5.8	4.8
Research and development	0.5	0.4	1.3	1.0
Total stock-based compensation	$3.1	$2.5	$8.4	$6.8

Stock-based compensation expense is recognized on a straight-line basis over the underlying requisite service period of the stock-based award.

Stock options to purchase the Company’s common stock are periodically awarded to executive officers and other employees of the Company subject to a vesting period of three to four years. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Assumptions for the nine months ended September 30, 2017 and 2016 regarding volatility, expected life, dividend yield and risk-free interest rates are required for the Black-Scholes model and are presented in the table below:

	2017	2016
Risk-free interest rates	1.78% - 2.09%	1.23% - 2.05%
Expected life	5.56 years	5.75 - 7.02 years
Volatility	30.78% - 34.13%	33.57% - 41.60%
Expected dividend yield	0.55% - 0.74%	0.0% - 0.73%

Stock option activity for the nine months ended September 30, 2017 was as follows:

	Shares Subject to Options	Weighted Average Option Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value (in millions) (b)
Outstanding at December 31, 2016	4,625,678	$18.73
Granted	180,677	27.97
Exercised	(961,651)	16.15
Forfeited	(187,946)	19.87
Outstanding at September 30, 2017	3,656,758	$19.81	6.4	$36.4

Exercisable at September 30, 2017	1,963,600	$17.55	5.2	$24.0

Exercisable and expected to vest at September 30, 2017 (a)	3,543,147	$19.72	6.3	$35.5

(a)

In addition to the options that are vested at September 30, 2017, the Company expects a portion of the unvested options to vest in the future. Options expected to vest in the future are determined by applying an estimated forfeiture rate to the options that are unvested as of September 30, 2017.

(b)

The aggregate intrinsic value is based on the positive difference between the fair value of the Company’s common stock price of $29.75 on September 30, 2017 and the exercise price of the underlying stock options.

The weighted average fair value of options granted was $7.61 and $9.67 per share for the nine months ended September 30, 2017 and 2016, respectively.

The total intrinsic value of options exercised was $10.9 million and $10.4 million for the nine months ended September 30, 2017 and 2016, respectively.

Restricted stock award activity for the nine months ended September 30, 2017 was as follows:

	Shares Subject to Restriction	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	172,506	$19.37
Vested	(82,924)	18.17
Forfeited	(4,053)	22.46
Outstanding at September 30, 2017	85,529	$20.39

The total fair value of restricted stock vested was $1.5 million and $1.4 million in each of the nine months ended September 30, 2017 and 2016.

Restricted stock unit activity for the nine months ended September 30, 2017 was as follows:

	Shares Subject to Restriction	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	262,317	$22.32
Granted	484,234	26.46
Vested	(8,692)	22.70
Forfeited	(24,729)	22.51
Outstanding at September 30, 2017	713,130	$25.08

The total fair value of restricted stock units vested was $0.2 million in the nine months ended September 30, 2017, with no corresponding amount in the comparable period in 2016.

At September 30, 2017, the Company expects to recognize pre-tax stock-based compensation expense of $10.0 million associated with outstanding stock option awards granted under the Company’s stock plans over the weighted average remaining service period of 2.35 years. The Company expects to recognize additional pre-tax stock-based compensation expense of $1.4 million associated with outstanding restricted stock awards granted under the Company’s stock plans over the weighted average remaining service period of 1.63 years. The Company also expects to recognize additional pre-tax stock-based compensation expense of $14.5 million associated with outstanding restricted stock units granted under the 2016 Plan over the weighted average remaining service period of 3.57 years.

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

The following table sets forth the computation of basic and diluted weighted average shares outstanding and net income per common share attributable to Bruker Corporation shareholders (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income attributable to Bruker Corporation, as reported	$37.0	$46.5	$82.0	$84.6

Weighted average shares outstanding:
Weighted average shares outstanding-basic	157.5	160.8	158.9	161.8
Effect of dilutive securities:
Stock options and restricted stock	1.2	0.7	1.0	0.9
	158.7	161.5	159.9	162.7

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.23	$0.29	$0.52	$0.52
Diluted	$0.23	$0.29	$0.51	$0.52

Stock options to purchase approximately 1.0 million shares and 2.4 million shares were excluded from the computation of diluted earnings per share in the three months ended September 30, 2017 and 2016, respectively, as their effect would have been anti-dilutive.  Approximately 1.7 million shares and 1.9 million shares were excluded from the computation of diluted earnings per share in the nine months ended September 30, 2017 and 2016, respectively, as their effect would have been anti-dilutive.

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

The following tables set forth the Company’s financial instruments that are measured at fair value on a recurring basis and presents them within the fair value hierarchy using the lowest level of input that is significant to the fair value measurement at September 30, 2017 and December 31, 2016 (in millions):

September 30, 2017	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Embedded derivatives in purchase and delivery contracts	$0.9	$—	$0.9	$—
Foreign exchange contracts	4.4	—	4.4	—
Fixed price commodity contracts	0.7	—	0.7	—
Total assets recorded at fair value	$6.0	$—	$6.0	$—

Liabilities:
Contingent consideration	$12.3	$—	$—	$12.3
Foreign exchange contracts	0.3	—	0.3	—
Embedded derivatives in purchase and delivery contracts	2.2	—	2.2	—
Total liabilities recorded at fair value	$14.8	$—	$2.5	$12.3

December 31, 2016	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Embedded derivatives in purchase and delivery contracts	$4.0	$—	$4.0	$—
Fixed price commodity contracts	0.2	—	0.2	—
Total assets recorded at fair value	$4.2	$—	$4.2	$—

Liabilities:
Contingent consideration	$16.6	$—	$—	$16.6
Foreign exchange contracts	1.4	—	1.4	—
Embedded derivatives in purchase and delivery contracts	0.3	—	0.3	—
Total liabilities recorded at fair value	$18.3	$—	$1.7	$16.6

The Company’s financial instruments consist primarily of cash equivalents, short-term investments, restricted cash, derivative instruments consisting of forward foreign exchange contracts, commodity contracts, derivatives embedded in certain purchase and sale contracts, accounts receivable, borrowings under a revolving credit agreement, accounts payable, contingent consideration and long-term debt. The carrying amounts of the Company’s cash equivalents, short-term investments and restricted cash, accounts receivable, borrowings under a revolving credit agreement and accounts payable approximate fair value because of their short-term nature. Derivative assets and liabilities are measured at fair value on a recurring basis. The Company’s long-term debt consists principally of a private placement arrangement entered into in 2012 with various fixed interest rates based on the maturity date. The fair value of the long-term fixed interest rate debt, which has been classified as Level 2, was $230.3 million and $253.3 million at September 30, 2017 and December 31, 2016, respectively, based on the outstanding amount at September 30, 2017 and December 31, 2016, market prices and observable sources with similar maturity dates.

The Company measures certain assets and liabilities at fair value with changes in fair value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities and did not elect the fair value option for any financial assets or liabilities which originated during the three or nine months ended September 30, 2017 or 2016.

Excluded from the table above are cash equivalents, restricted cash and short-term investments related to time and call deposits. The Company has a program to enter into time deposits with varying maturity dates ranging from one to twelve months, as well as call deposits for which the Company has the ability to redeem the invested amounts over a period of 95 days. The Company has classified these investments within cash and cash equivalents or short-term investments within the consolidated balance sheets based on call and maturity dates and these are not subject to fair value measurement. There are no cash equivalents, $3.8 million and $3.5 million of restricted cash and $165.3 million and $157.9 million of short-term investments outstanding as of September 30, 2017 and December 31, 2016, respectively.

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

For the nine months ended September 30, 2017, additional contingent consideration of $2.0 million was recognized in earnings related to a recent acquisition within the Bruker Nano Group based upon an increase in forecasted revenue levels for the acquired business for the remainder of 2017 and was recorded within other charges, net in the unaudited condensed consolidated statements of income and comprehensive income.

The following table sets forth the changes in contingent consideration liabilities for the nine months ended September 30, 2017 (in millions):

Balance at December 31, 2016	$16.6
Current period additions	5.0
Current period adjustments	2.0
Current period settlements	(11.7)
Foreign currency effect	0.4
Balance at September 30, 2017	$12.3

6.              Inventories

Inventories consisted of the following (in millions):

	September 30,	December 31,
	2017	2016
Raw materials	$154.0	$132.8
Work-in-process	203.2	181.0
Finished goods	108.4	91.8
Demonstration units	49.7	34.8
Inventories	$515.3	$440.4

Finished goods include in-transit systems that have been shipped to the Company’s customers, but not yet installed and accepted by the customer. As of September 30, 2017 and December 31, 2016, the value of inventory-in-transit was $44.1 million and $37.5 million, respectively.

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

7.              Goodwill and Other Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for the nine months ended September 30, 2017 (in millions):

Balance at December 31, 2016	$130.6
Goodwill acquired during the period	33.4
Foreign currency effect	4.6
Balance at September 30, 2017	$168.6

The following is a summary of intangible assets (in millions):

	September 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology and related patents	$194.8	$(133.0)	$61.8	$169.0	$(113.9)	$55.1
Customer relationships	34.4	(11.7)	22.7	20.0	(7.9)	12.1
Non compete contracts	1.8	(1.4)	0.4	1.8	(1.1)	0.7
Trade names	4.2	(0.7)	3.5	1.6	(0.4)	1.2
Intangible assets subject to amortization	235.2	(146.8)	88.4	192.4	(123.3)	69.1
In-process research and development	0.6	—	0.6	0.6	—	0.6
Intangible assets	$235.8	$(146.8)	$89.0	$193.0	$(123.3)	$69.7

For the three months ended September 30, 2017 and 2016, the Company recorded amortization expense of $8.2 million and $5.4 million, respectively, related to intangible assets subject to amortization.  For the nine months ended September 30, 2017 and 2016, the Company recorded amortization expense of $22.6 million and $16.2 million, respectively, related to intangible assets subject to amortization.

The goodwill and intangible assets acquired in the nine months ended September 30, 2017 related primarily to the Hysitron and Luxendo acquisitions.  Please see Note 2—Acquisitions, for additional details on the goodwill and intangibles acquired.

8.              Debt

The Company’s debt obligations as of September 30, 2017 and December 31, 2016 consisted of the following (in millions):

	September 30,	December 31,
	2017	2016
US Dollar revolving loan under the 2015 Credit Agreement	$260.0	$171.0
US Dollar notes under the Note Purchase Agreement	220.0	240.0
Unamortized debt issuance costs under the Note Purchase Agreement	(0.7)	(0.8)
Capital lease obligations and other loans	1.2	1.5
Total debt	480.5	411.7
Current portion of long-term debt	—	(20.1)
Total long-term debt, less current portion	$480.5	$391.6

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

The following is a summary of the maximum commitments and the net amounts available to the Company under the 2015 Credit Agreement and other lines of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand with interest payable monthly, at September 30, 2017 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
2015 Credit Agreement	2.3%	$500.0	$260.0	$1.1	$238.9
Other lines of credit	—	254.7	—	122.9	131.8
Total revolving lines of credit		$754.7	$260.0	$124.0	$370.7

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

As of September 30, 2017, the Company was in compliance with the covenants of the Note Purchase Agreement and the 2015 Credit Agreement.  The Company’s leverage ratio (as defined in the respective agreements) was 1.61 and interest coverage ratio (as defined in the respective agreements) was 14.8.

9.              Derivative Instruments and Hedging Activities

Interest Rate Risks

The Company’s exposure to interest rate risk relates primarily to outstanding variable rate debt and adverse movements in the related short-term market rates. The most significant component of the Company’s interest rate risk relates to amounts outstanding under the 2015 Credit Agreement, which totaled $260.0 million at September 30, 2017. The Company currently has approximately equal levels of fixed and floating rate debt, which limits the exposure to adverse movements in interest rates.

Foreign Exchange Rate Risk Management

The Company generates a substantial portion of its revenues and expenses in international markets, principally Germany and other countries in the European Union and Switzerland, which subjects its operations to the exposure of exchange rate fluctuations. The impact of currency exchange rate movement can be positive or negative in any period. The Company periodically enters into foreign currency contracts in order to minimize the volatility that fluctuations in currency translation have on its monetary transactions. Under these arrangements, the Company typically agrees to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates with maturities of less than twelve months. These transactions do not qualify for hedge accounting and, accordingly, the instrument is recorded at fair value with the corresponding gains and losses recorded in the consolidated statements of income and comprehensive income. The Company had the following notional amounts outstanding under foreign exchange contracts at September 30, 2017 and December 31, 2016 (in millions):

Buy	Notional Amount in Buy Currency	Sell	Maturity	Notional Amount in U.S. Dollars	Fair Value of Assets	Fair Value of Liabilities
September 30, 2017:
Euro	71.4	U.S. Dollars	October 2017 to January 2018	$80.3	$4.3	$—

U.S. Dollars	8.0	Euro	October 2017	8.0	0.1	—

Swiss Francs	10.3	U.S. Dollars	October 2017	10.9	—	0.3

Euro	1.8	Polish Zloty	October 2017	2.1	—	—
				$101.3	$4.4	$0.3

December 31, 2016:
Euro	21.1	U.S. Dollars	January 2017	$23.3	$—	$1.1

Swiss Francs	7.9	U.S. Dollars	January 2017	8.0	—	0.3

U.S. Dollars	4.0	Israel Shekel	January 2017	4.0	—	—

Israel Shekel	15.3	U.S. Dollars	January 2017	4.0	—	—

Euro	1.4	Polish Zloty	January 2017	1.4	—	—
				$40.7	$—	$1.4

In addition, the Company periodically enters into purchase and sales contracts denominated in currencies other than the functional currency of the parties to the transaction. The Company accounts for these transactions separately valuing the “embedded derivative” component of these contracts. The contracts, denominated in currencies other than the functional currency of the transacting parties, amounted to $90.4 million for the delivery of products and $2.4 million for the purchase of products at September 30, 2017 and $120.7 million for the delivery of products and $2.3 million for the purchase of products at December 31, 2016. The changes in the fair value of these embedded derivatives are recorded in interest and other income (expense), net in the consolidated statements of income and comprehensive income.

Commodity Price Risk Management

The Company has arrangements with certain customers under which it has a firm commitment to deliver copper based superconductor wire at a fixed price. In order to minimize the volatility that fluctuations in the price of copper have on the Company’s sales of these commodities, the Company enters into commodity hedge contracts.  At September 30, 2017 and December 31, 2016, the Company had fixed price commodity contracts with notional amounts aggregating $4.7 million and $2.7 million, respectively. The changes in the fair value of these commodity contracts are recorded within interest and other income (expense), net in the unaudited condensed consolidated statements of income and comprehensive income.

The fair value of the derivative instruments described above is recorded in the unaudited condensed consolidated balance sheets for the periods as follows (in millions):

		September 30,	December 31,
	Balance Sheet Location	2017	2016
Derivative assets:
Foreign exchange contracts	Other current assets	$4.4	$—
Embedded derivatives in purchase and delivery contracts	Other current assets	0.9	2.7
Fixed price commodity contracts	Other current assets	0.7	0.2
Embedded derivatives in purchase and delivery contracts	Other long-term assets	—	1.3

Derivative liabilities:
Foreign exchange contracts	Other current liabilities	$0.3	$1.4
Embedded derivatives in purchase and delivery contracts	Other current liabilities	1.2	0.3
Embedded derivatives in purchase and delivery contracts	Other long-term liabilities	1.0	—

The impact on net income of unrealized gains and losses resulting from changes in the fair value of derivative instruments not designated as hedging instruments are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Foreign exchange contracts	$(1.5)	$0.7	$5.5	$1.3
Embedded derivatives in purchase and delivery contracts	(1.3)	0.3	(5.0)	—
Fixed price commodity contracts	0.3	—	0.5	0.2
Net impact to interest and other income (expense)	$(2.5)	$1.0	$1.0	$1.5

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

The income tax provision for the three months ended September 30, 2017 and 2016 was $9.8 million and $(4.0) million, respectively, representing effective tax rates of 20.7% and (9.3)%, respectively.  The income tax provision for the nine months ended September 30, 2017 and 2016 was $25.9 million and $3.8 million, respectively, representing effective tax rates of 23.7% and 4.3%, respectively.  The increase in the Company’s effective tax rate for the three and nine months ended September 30, 2017, compared to the same periods in 2016, was primarily caused by the release of valuation allowances in the first nine months of 2016. The effective tax rate in the nine months ended September 30, 2016 was also favorably impacted by the recognition of previously uncertain tax benefits due to the closure of certain tax audits.  The Company’s effective tax rate may change over time as the amount or mix of income and taxes changes among the jurisdictions in which the Company is subject to tax.

As of September 30, 2017 and December 31, 2016, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $6.1 million and $6.2 million, respectively, of which $5.2 million and $5.3 million, if recognized, would result in a reduction of the Company’s effective tax rate. The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes.  As of September 30, 2017 and December 31, 2016, approximately $0.5 million of accrued interest and penalties related to uncertain tax positions was included in each period in other long-term liabilities on the unaudited condensed consolidated balance sheets. Penalties and interest related to unrecognized tax benefits of $0.9 million and $1.5 million were recorded in the provision for income taxes during the three and nine months ended September 30, 2016, respectively. No corresponding amount was recorded in the three and nine month periods ended September 30, 2017.

The Company files tax returns in the United States, which includes federal, state and local jurisdictions, and many foreign jurisdictions with varying statutes of limitations. The Company considers Germany, the United States and Switzerland to be its significant tax jurisdictions. The majority of the Company’s earnings are derived in Germany and Switzerland.  Accounting for the various federal and local taxing authorities, the statutory rates for 2017 are expected to be 28.0% and 20.5% for Germany and Switzerland, respectively.  The expected mix of earnings in those two jurisdictions results in an expected reduction of 8.8% from the US statutory rate of 35.0% in 2017.  The Company has not been party to any tax holiday agreements.  The tax years 2013 to 2016 are open to examination in Germany and Switzerland.  In 2016, the Company settled tax audits in Germany and Switzerland. The settlements were immaterial to the consolidated financial statements. Tax years 2011 to 2016 remain open for examination in the United States.

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

Litigation and Related Contingencies

Lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. Third parties might allege that the Company or its collaborators are infringing their patent rights or that the Company is otherwise violating their intellectual property rights. Loss contingency provisions are recorded if the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated or a range of loss can be determined. These accruals represent management’s best estimate of probable loss. Disclosure also is provided when it is reasonably possible that a loss will be incurred or when it is reasonably possible that the amount of a loss will exceed the recorded provision. The Company believes the outcome of pending proceedings, individually and in the aggregate, will not have a material impact on the Company’s financial statements. As of September 30, 2017 and December 31, 2016, no material accruals have been recorded for potential contingencies.

Governmental Investigations

The Company is subject from time to time to investigations by U.S. or foreign governmental agencies, from which civil, criminal or administrative proceedings could result.

The Korea Fair Trade Commission (“KFTC”) has conducted an investigation into improper bidding by Bruker Korea Co., Ltd. and several other companies in connection with bids for sales of X-ray systems in 2010 and 2012. Three of the bids under investigation involved Bruker Korea. The Company cooperated fully with the KFTC regarding this matter. In September 2016, the KFTC fined Bruker Korea approximately $15,000 and referred the matter to the Korean Public Prosecutor’s Office (“PPO”) for criminal prosecution. On May 31, 2017, the PPO issued official notice of its decision not to pursue criminal proceedings against Bruker Korea. Additionally, since December 2016, various Korean governmental entities imposed suspensions on Bruker Korea, with overlapping suspension periods ranging from three to six months. During the periods of these suspensions, Bruker Korea was prohibited from bidding for or conducting sales to Korean governmental agencies. Sales to these customers were less than 1% of the Company’s revenue for the year ended December 31, 2016. At September 30, 2017, all such suspension periods have lapsed. The Company considers these matters resolved and no additional payments are owed or accrued as of September 30, 2017 in connection with such resolutions.

Letters of Credit and Guarantees

At September 30, 2017 and December 31, 2016, the Company had bank guarantees of $124.0 million and $131.5 million, respectively, related primarily to customer advances. These arrangements guarantee the refund of advance payments received from customers in the event that the merchandise is not delivered or warranty obligations are not fulfilled in compliance with the terms of the contract. These guarantees affect the availability of the Company’s lines of credit.

12.  Shareholders’ Equity

Share Repurchase Program

In May 2017, the Company’s Board of Directors approved a share repurchase program under which repurchases of common stock up to $225.0 million may occur from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, legal requirements and other considerations. A total of 3,063,133 shares were repurchased at an aggregate cost of $87.9 million in the three months ended September 30, 2017 and 4,658,063 shares were repurchased at an aggregate cost of $131.8 million in the nine months ended September 30, 2017.  Any future repurchases will be funded from cash on hand, future cash flows from operations and available borrowings under the revolving credit facility.

The repurchased shares are reflected within Treasury stock in the accompanying unaudited condensed consolidated balance sheet at September 30, 2017.  Subsequent to September 30, 2017 through November 6, 2017, the Company has repurchased an additional 660,000 shares at an aggregate cost of $20.4 million.

Cash Dividends on Shares of Common Stock

On February 22, 2016, the Company announced the establishment of a dividend policy and the declaration by its Board of Directors of an initial quarterly cash dividend in the amount of $0.04 per share of the Company’s issued and outstanding common stock. Under the dividend policy, the Company will target a cash dividend to the Company’s shareholders in the amount of $0.16 per share per annum, payable in equal quarterly installments. Dividends were paid on March 24, 2017 to shareholders of record as of March 8, 2017 and on June 23, 2017 to shareholders of record as of June 5, 2017, in each case for an aggregate cost of $6.4 million and on September 22, 2017 to shareholders of record as of September 5, 2017 for an aggregate cost of $6.3 million.  Subsequent dividend declarations and the establishment of record and payment dates for such future dividend payments, if any, are subject to the Board of Directors’ continuing determination that the dividend policy is in the best interests of the Company’s shareholders. The dividend policy may be suspended or cancelled at the discretion of the Board of Directors at any time.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Consolidated net income	$37.6	$47.0	$83.3	$85.4
Foreign currency translation adjustments	21.9	12.7	87.0	27.7
Pension liability adjustments, net of tax	1.7	0.6	—	1.2
Net comprehensive income	61.2	60.3	170.3	114.3
Less: Comprehensive income attributable to noncontrolling interests	0.7	0.6	1.9	0.9
Comprehensive income attributable to Bruker Corporation	$60.5	$59.7	$168.4	$113.4

The following is a summary of the components of accumulated other comprehensive income (loss), net of tax, at September 30, 2017 (in millions):

	Foreign Currency Translation	Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2016	$(24.1)	$(51.8)	$(75.9)
Other comprehensive income (loss) before reclassifications	86.4	(2.9)	83.5
Amounts reclassified from other comprehensive income (loss), net of tax of $0.4 million	—	2.9	2.9
Net current period other comprehensive income	86.4	—	86.4
Balance at September 30, 2017	$62.3	$(51.8)	$10.5

13.  Noncontrolling Interests

Noncontrolling interests represent the minority shareholders’ proportionate share of the Company’s majority owned subsidiaries. The following table sets forth the changes in noncontrolling interests (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance at beginning of period	$7.4	$7.1	$6.7	$6.8
Net income	0.6	0.5	1.3	0.8
Foreign currency translation adjustments	0.1	0.1	0.6	0.1
Cash payments to noncontrolling interests	—	(0.7)	(0.5)	(0.7)
Balance at end of period	$8.1	$7.0	$8.1	$7.0

14.         Other Charges, Net

The components of other charges, net were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Information technology transformation costs	$0.8	$1.6	$2.9	$5.5
Restructuring charges	3.0	2.8	6.9	6.4
Acquisition-related charges	0.5	0.2	3.8	8.1
Other	—	—	0.2	0.6
Other charges, net	$4.3	$4.6	$13.8	$20.6

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

The following is a summary of the restructuring expenses related to this initiative which are recorded in the accompanying unaudited condensed consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,			Nine months ended September 30,			Three and Nine months ended September 30,
	2017			2017			2016
	Severance and Exit Costs	Inventory Writedown and Asset Impairment	Total	Severance and Exit Costs	Inventory Writedown and Asset Impairment	Total	Severance and Exit Costs	Inventory Writedown and Asset Impairment	Total
Cost of revenues	$1.1	$0.2	$1.3	$3.0	$0.5	$3.5	$3.0	$0.5	$3.5
Other charges, net	0.8	—	0.8	2.4	—	2.4	2.4	0.2	2.6
	$1.9	$0.2	$2.1	$5.4	$0.5	$5.9	$5.4	$0.7	$6.1

Total restructuring and other one-time charges incurred through September 30, 2017 related to this initiative were $16.3 million, of which $13.2 million related to employee separation and facility exit costs and $3.1 million related to estimated inventory write-downs and asset impairments. Total restructuring and other one-time charges related to this initiative in 2016 and 2017 are expected to be between $17.0 and $19.0 million, of which $16.0 to $17.5 million relate to employee separation and facility exit costs and $1.0 to $1.5 million relate to estimated inventory write-downs and asset impairments.

2015

The Company commenced a restructuring initiative in 2015 within the Bruker BioSpin Group, which was developed as a result of a revenue decline that occurred during the second half of 2014 and continued during the first half of 2015. This initiative was intended to improve Bruker BioSpin Group’s operating results.  Restructuring actions resulted in a reduction of employee headcount within the Bruker BioSpin Group of approximately 9%. The expenses and gain related to the sale of a manufacturing facility in connection with this initiative were incurred in the nine months ended September 30, 2017.

The following is a summary of the restructuring expenses related to this initiative which are recorded in the accompanying unaudited condensed consolidated statements of income and comprehensive income for the nine months ended September 30, 2017 and 2016, respectively:

	Nine months ended September 30,
	2017			2016
	Severance and Exit Costs	Inventory Writedown and Asset Impairment	Total	Severance and Exit Costs	Inventory Writedown and Asset Impairment	Total
Cost of revenues	$(2.7)	$—	$(2.7)	$2.2	$—	$2.2
Other charges, net	—	—	—	1.1	—	1.1
	$(2.7)	$—	$(2.7)	$3.3	$—	$3.3

As of September 30, 2017, expenses incurred under this restructuring initiative were substantially complete. There were no restructuring expenses incurred for this program in the three months ended September 30, 2017 or 2016.

Other Programs

Restructuring charges for the three and nine month periods ended September 30, 2017 and 2016 included charges for various other programs which were recorded in the accompanying unaudited condensed consolidated statements of income and comprehensive income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenues	$0.3	$1.0	$0.8	$0.7
Other charges, net	2.2	0.2	4.5	2.7
	$2.5	$1.2	$5.3	$3.4

The following table sets forth the changes in restructuring reserves for the nine months ended September 30, 2017 (in millions):

	Total	Severance	Exit Costs	Provisions for Excess Inventory
Balance at December 31, 2016	$16.2	$4.9	$3.7	$7.6
Restructuring charges	8.6	6.4	2.1	0.1
Cash payments	(12.7)	(7.9)	(4.6)	(0.2)
Other, non-cash adjustments and foreign currency effect	(1.7)	(0.1)	(0.3)	(1.3)
Balance at September 30, 2017	$10.4	$3.3	$0.9	$6.2

15.  Interest and Other Income (Expense), Net

The components of interest and other income (expense), net, were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest expense, net	$(3.6)	$(3.4)	$(11.1)	$(9.4)
Exchange gains (losses) on foreign currency transactions	0.3	—	(3.9)	(1.6)
Other	0.8	0.5	3.2	(0.1)
Interest and other income (expense), net	$(2.5)	$(2.9)	$(11.8)	$(11.1)

16.       Business Segment Information

The Company has two reportable segments, BSI and BEST, as discussed in Note 1 to the unaudited condensed consolidated financial statements.

Revenue and operating income by reportable segment are presented below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
BSI	$390.6	$361.5	$1,099.5	$1,057.6
BEST	46.1	35.5	140.2	91.2
Eliminations (a)	(1.1)	(3.1)	(4.3)	(7.8)
Total revenue	$435.6	$393.9	$1,235.4	$1,141.0

Operating Income
BSI	$43.1	$43.3	$111.7	$95.3
BEST	1.8	2.7	4.3	4.1
Corporate, eliminations and other (b)	5.0	(0.1)	5.0	0.9
Total operating income	$49.9	$45.9	$121.0	$100.3

(a)    Represents product and service revenue between reportable segments.

(b)    Represents corporate costs and eliminations not allocated to the reportable segments.

Total assets by reportable segment are as follows (in millions):

	September 30,	December 31,
	2017	2016
Assets:
BSI	$1,929.4	$1,779.8
BEST	34.1	36.0
Eliminations and other (a)	(2.0)	(7.4)
Total assets	$1,961.5	$1,808.4

(a) Assets not allocated to the reportable segments and eliminations of intercompany transactions.

17.       Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Boards (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new standard simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test. This ASU will be applied prospectively and is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  While early adoption is permitted, the Company expects to adopt ASU No. 2017-04 as of the effective date.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard will be effective as of January 1, 2018.  While early adoption is permitted, the Company expects to adopt ASU No. 2017-01 prospectively as of the effective date. The Company is evaluating the provisions of this standard and has not determined what impact the adoption of ASU No. 2017-01 will have on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements under Accounting Standards Codification (ASC) Topic 605. The new guidance was the result of a joint project between the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop common revenue standards for U.S. GAAP and International Financial Reporting Standards. The core principle of the new guidance is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 was originally effective prospectively for annual periods beginning after December 15, 2016, and interim periods within those years. In August 2015, the FASB elected to defer the effective date of ASU No. 2014-09 by one year to annual periods beginning after December 15, 2017, with early application permitted as of the original effective date. The new guidance may be applied on a retrospective basis for all prior periods presented, or on a modified retrospective basis with the cumulative effect of the new guidance as of the date of initial application. The new guidance will be effective for the Company as of January 1, 2018 and the Company currently intends to use the modified retrospective transition method.

The Company substantially completed the impact assessment phase of its evaluation of ASU No. 2014-09. Under the new guidance, there are specific criteria to determine if a performance obligation should be recognized over time or at a point in time. Accordingly, the Company has identified certain project-based orders in the BEST Segment and CBRNE detection orders in the Bruker CALID Group for which the timing of when the Company recognizes revenue may be impacted.  Due to the complexity of these project-based orders, revenue recognition under the new standard is highly dependent on specific contract terms.

The Company continues to assess the impact of the new standard, but based on preliminary analysis does not expect the adoption of ASU No. 2014-09 to be material to the consolidated financial statements. The Company also expects to implement additional processes and controls, as well as additional disclosures to comply with the new standard.

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

Although our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP), we believe describing revenue and expenses, excluding the effects of foreign currency, acquisitions and divestitures, as well as certain other charges, net, provides meaningful supplemental information regarding our performance. Specifically, management believes that free cash flow and organic revenue, both non-GAAP financial measures, as well as non-GAAP gross profit margin and non-GAAP operating margin, provide relevant and useful information which is widely used by equity analysts, investors and competitors in our industry, as well as by our management, in assessing both consolidated and business unit performance.  We define the term organic revenue as GAAP revenue excluding the effect of foreign currency translation changes and the effect of acquisitions and divestitures.  We define the term non-GAAP gross profit margin as GAAP gross profit margin with certain non-GAAP measures excluded and non-GAAP operating margin as GAAP operating margin with certain non-GAAP measures excluded. These non-GAAP measures exclude costs related to restructuring actions, acquisition and related integration expenses, amortization of acquired intangible assets and other costs that are infrequent or non-recurring in nature and we believe these are useful measures to evaluate our continuing business. We define free cash flow as net cash provided by operating activities less additions to property, plant, and equipment. We believe free cash flow is a useful measure to evaluate our business as it indicates the amount of cash generated after additions to property, plant, and equipment which is available for, among other things, investments in our business, acquisitions, share repurchases, dividends and repayment of debt.  We use these non-GAAP financial measures to evaluate our period-over-period operating performance because our management believes they provide more comparable measures of our continuing business because they adjust for certain items that are not reflective of the underlying performance of our business. These measures may also be useful to investors in evaluating the underlying operating performance of our business. We regularly use these non-GAAP financial measures internally to understand, manage, and evaluate our business results and make operating decisions. We also measure our employees and compensate them, in part, based on such non-GAAP measures and use this information for our planning and forecasting activities.  The presentation of these non-GAAP financial measures is not intended to be a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP and may be different from non-GAAP financial measures used by other companies, and therefore, may not be comparable among companies.

OVERVIEW

Bruker develops, manufactures and distributes high-performance scientific instruments and analytical and diagnostic solutions that enable its customers to explore life and materials at microscopic, molecular and cellular levels. The Company’s products address the needs of a diverse array of customers in life science research, pharmaceuticals, biotechnology, applied markets, cell biology, clinical research, microbiology, in-vitro diagnostics, nanotechnology and materials science research. We are organized into four operating segments: the Bruker BioSpin Group, the Bruker CALID Group, the Bruker Nano Group and the Bruker

Energy & Supercon Technologies (BEST) Segment.

Revenue for the three month period ended September 30, 2017 was $435.6 million, an increase of $41.7 million, or 10.6%, from the three month period ended September 30, 2016.  Revenue from companies acquired within the past twelve months represented $19.1 million, or 4.8% of the increase, and the favorable foreign currency translation effect of a weaker U.S. dollar relative to  many currencies comprising our revenue represented $9.0 million, or 2.4% of the increase.  Excluding these effects, organic revenue, a non-GAAP measure, increased by $13.6 million, or 3.4%.

Improved academic, governmental and industrial research, semiconductor metrology, and industrial quality control end markets were the primary drivers of the organic revenue increase. The positive revenue growth momentum in academic and governmental end markets experienced earlier this year continued in the third quarter, resulting in part, from improved macro-economic factors, particularly in Europe.  There was also less political uncertainty in the three months ended September 30, 2017, particularly in the U.S., that adversely affected the timing of academic and governmental funding disbursements in the comparable period in 2016.  Within industrial markets, semiconductor metrology revenues increased reflecting an upswing in demand for memory markets and technology buys for future semiconductor manufacturing nodes.  Improvement in non-semiconductor industrial end markets was caused by improved underlying commodity conditions and benefited our X-Ray and nano-surface product sales, resulting in increased revenues.

Geographically, organic revenue showed solid growth in Europe and modest growth in the Americas, offset in part by a decline in growth in Asia Pacific. Academic markets in Europe are stabilizing compared to the weakness in these markets we experienced last year.  Organic revenues in China again grew due to the funding and disbursements through the relatively new funding plan that includes a strategic focus for research and applications, well suited for our system offerings within Asia Pacific. This growth was offset primarily by continued softness in Japan. Recently, we have experienced a moderation in our order entry momentum in China.

The revenue increase from acquired companies related primarily to the acquisitions of Oxford Instruments Superconducting Wire LLC (OST) and Hysitron, Incorporated (Hysitron).

Revenue for the nine month period ended September 30, 2017 was $1,235.4 million, an increase of $94.4 million, or 8.3%, from the nine month period ended September 30, 2016. Approximately $60.4 million of the revenue increase was related to recent acquisitions, primarily the acquisitions of OST and Hysitron, which was offset in part by an unfavorable currency translation impact of approximately $5.1 million caused by the strengthening of the U.S. Dollar versus the British Pound, Japanese Yen and other currencies. Excluding the effects of foreign currency translation and our recent acquisitions, our organic revenue, a non-GAAP measure, increased by $39.1 million, or 3.4%.  Similar factors to those relevant for the three month period ended September 30, 2017 contributed to the increase in revenue for the nine month period ended September 30, 2017, as well as higher Bruker BioSpin Group revenue from industrial customers.

Our gross profit margin decreased to 45.5% during the three months ended September 30, 2017 from 47.0% during the three months ended September 30, 2016.  Our gross profit margin decreased to 45.2% from 45.8% during the nine months ended September 30, 2017 and 2016, respectively. The decreases in gross profit margin resulted primarily from a growth in revenue contribution from the BEST Segment, whose gross profit margins are lower than those of the BSI Segment, particularly following the OST acquisition in November 2016.  The weakness of the U.S. dollar versus the Euro and Swiss Franc was the other primary contributor to the decline because of our significant manufacturing operations in Germany and Switzerland.  The incremental profit from Bruker CALID Group and Bruker Nano Group revenue increases, the effect of 2016 cost reduction actions in these Groups and less write-downs of demonstration units were offset by continued adverse product and geographic revenue mix factors experienced in the Bruker BioSpin Group.

Our operating margin decreased to 11.5% for the three months ended September 30, 2017 from 11.7% during the three months ended September 30, 2016.  Operating margin increased to 9.8% for the nine months ended September 30, 2017 from 8.8% for the nine months ended September 30, 2016.  While the operating margin for the three months ended September 30, 2017 declined modestly due to the business mix and foreign currency translation effects, expansion for the nine months ended September 30, 2017 was a result of increased operating leverage resulting from higher revenue.

The income tax provision in the three month periods ended September 30, 2017 and 2016 was $9.8 million and $(4.0) million, respectively, representing effective tax rates of 20.7% and (9.3)%, respectively.  The income tax provision in the nine month periods ended September 30, 2017 and 2016 was $25.9 million and $3.8 million, respectively, representing effective tax rates of 23.7% and 4.3%, respectively. The Company’s nine month 2016 effective tax rate reflected the benefits of certain discrete tax items in that period, including the release of valuation allowances and the recognition of previously uncertain tax benefits resulting from the closure of certain tax audits. These discrete tax items did not reoccur in the nine month period ended

September 30, 2017, resulting in a significantly higher effective tax rate for the first nine months of 2017.

Diluted earnings per share for the three month periods ended September 30, 2017 were $0.23, a decrease of $0.06 from the three month period ended September 30, 2016.  Earnings per share decreased $0.01 to $0.51 per diluted share for the nine months ended September 30, 2017 when compared to the same period in 2016.  The decreases were primarily due to the change in the effective tax rate described above.

Operating cash flow for the nine month period ended September 30, 2017 was a source of cash of $50.7 million.  For the nine month period ended September 30, 2017, our free cash flow, a non-GAAP measure, was $19.4 million, calculated as follows:

	Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$50.7	$40.0
Less: Purchases of property, plant and equipment	31.3	26.0
Free Cash Flow	$19.4	$14.0

In May 2017, our Board of Directors approved a share repurchase program (the “Repurchase Program”) that authorized repurchases of up to $225.0 million of common stock. A total of 4,658,063 shares were repurchased at an aggregate cost of $131.8 million in the nine months ended September 30, 2017.

In the nine months ended September 30, 2017, we completed various acquisitions that collectively complemented our existing product offerings in our various businesses and added aftermarket, software and consumables capabilities to our existing microbiology business. The impact of acquired companies on revenues, net income and total assets was not material to the financial statements of Bruker Corporation as a whole.

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

For a further discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2016.  We no longer consider changes in employee benefit plan assumptions to be a critical accounting policy. There were no other significant changes to our critical accounting policies for the three and nine months ended September 30, 2017.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2017 compared to the Three Months Ended September 30, 2016

Consolidated Results

The following table presents our results for the three months ended September 30, 2017 and 2016 (dollars in millions, except per share data):

	Three Months Ended September 30,
	2017	2016
Product revenue	$364.4	$328.2
Service revenue	70.0	62.3
Other revenue	1.2	3.4
Total revenue	435.6	393.9

Cost of product revenue	196.5	172.2
Cost of service revenue	40.5	35.4
Cost of other revenue	0.6	1.1
Total cost of revenue	237.6	208.7
Gross profit	198.0	185.2

Operating expenses:
Selling, general and administrative	102.9	96.8
Research and development	40.9	37.9
Other charges, net	4.3	4.6
Total operating expenses	148.1	139.3
Operating income	49.9	45.9

Interest and other income (expense), net	(2.5)	(2.9)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	47.4	43.0
Income tax (benefit) provision	9.8	(4.0)
Consolidated net income	37.6	47.0
Net income attributable to noncontrolling interest in consolidated subsidiaries	0.6	0.5
Net income attributable to Bruker Corporation	$37.0	$46.5

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.23	$0.29
Diluted	$0.23	$0.29

Weighted average common shares outstanding:
Basic	157.5	160.8
Diluted	158.7	161.5

Revenue

For the three months ended September 30, 2017, our revenue increased $41.7 million, or 10.6%, to $435.6 million, compared to $393.9 million for the comparable period in 2016. Included in revenue was an increase of approximately $19.1 million from acquisitions, primarily the recent acquisitions of OST within the BEST Segment and Hysitron within the Bruker Nano Group, and a $9.0 million increase caused by foreign currency translation. Excluding the effects of foreign currency translation and our recent acquisitions, our organic revenue, a non-GAAP measure, increased by $13.6 million, or 3.4%.

BSI Segment revenue increased by $29.1 million, or 8.0%, to $390.6 million for the three months ended September 30, 2017, compared to $361.5 million for the three months ended September 30, 2016. BEST Segment revenue increased by $10.6 million, or 29.9%, to $46.1 million for the three months ended September 30, 2017, compared to $35.5 million for the three months ended September 30, 2016.

Please see the Segment Results section later in this section for additional discussion of our revenue.

Gross Profit

Gross profit for the three months ended September 30, 2017 was $198.0 million, or 45.5% of revenue, compared to $185.2 million, or 47.0% of revenue, for the three months ended September 30, 2016. Included in gross profit were various charges for amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring costs totaling $9.4 million and $7.4 million for the three months ended September 30, 2017 and 2016, respectively. Excluding these charges, our non-GAAP gross profit margins for the three months ended September 30, 2017 and 2016 were 47.6% and 48.9%, respectively.  The decrease in gross profit margin resulted primarily from the BEST Segment, whose gross profit margins are lower than those of the BSI Segment, particularly following the OST acquisition in November 2016.  The weakness of the U.S. dollar versus the Euro and Swiss Franc was the other primary contributor to the decline because of our significant manufacturing operations in Germany and Switzerland.  The incremental profit from Bruker CALID Group and Bruker Nano Group revenue increases, the effect of 2016 cost reduction actions in these Groups and less write-downs of demonstration units were offset by continued adverse product and geographic revenue mix factors experienced in the Bruker BioSpin Group.

Selling, General and Administrative

Our selling, general and administrative expenses for the three months ended September 30, 2017 increased to $102.9 million, or 23.6% of total revenue, from $96.8 million, or 24.6% of total revenue, for the comparable period in 2016. The increase was caused by the inclusion of companies acquired in the period and foreign currency translation. The decrease in selling, general and administrative expenses as a percentage of total revenue was attributable to cost control measures put into place as part of our ongoing restructuring initiatives.

Research and Development

Our research and development expenses for the three months ended September 30, 2017 increased to $40.9 million, or 9.4% of total revenue, from $37.9 million, or 9.6% of total revenue, for the comparable period in 2016. The increase was caused by the inclusion of companies acquired in the period and foreign currency translation. The decrease in research and development expenses as a percentage of total revenues was primarily attributable to the timing of program expenditures.

Other Charges, Net

Other charges, net of $4.3 million for the three months ended September 30, 2017 were primarily related to the BSI Segment and consisted primarily of $3.0 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives, $0.8 million of costs associated with our global information technology (IT) transformation initiative and $0.5 million of acquisition-related charges related to acquisitions completed in 2016 and 2017. The IT transformation initiative is a multi-year project aimed at updating and integrating our global enterprise resource planning and human resource information systems.

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

Operating Income

Operating income for the three months ended September 30, 2017 was $49.9 million, resulting in an operating margin of 11.5%, compared to operating income of $45.9 million, and an operating margin of 11.7%, for the three months ended September 30, 2016. The slight decrease in operating margin during the three months ended September 30, 2017 was primarily the result of the gross profit decline noted above offset in part by the cost control measures put into place as part of our ongoing restructuring initiatives.

During the three months ended September 30, 2017, we continued to execute on a restructuring initiative launched in 2016 which is intended to improve the Bruker CALID and Bruker Nano Groups’ operating results.

Interest and Other Income (Expense), Net

Interest and other income (expense), net during the three months ended September 30, 2017 was an expense of $2.5 million compared to an expense of $2.9 million for the comparable period of 2016.

During the three months ended September 30, 2017, the primary components within interest and other income (expense), net were net interest expense of $3.6 million offset in part by realized and unrealized gains on foreign currency denominated transactions of $0.3 million and the bargain purchase of a recent acquisition of $1.1 million.  During the three months ended September 30, 2016, the primary components within interest and other income (expense), net were net interest expense of $3.4 million.

Income Tax (Benefit) Provision

The 2017 and 2016 effective tax rates were estimated using projected annual pre-tax income on a jurisdictional basis. Expected tax benefits, including tax credits and incentives, the impact of changes to valuation allowances, and the effect of jurisdictional differences in statutory tax rates, were also considered in the calculation.

The income tax provision (benefit) for the three months ended September 30, 2017 and 2016 was $9.8 million and $(4.0) million, respectively, representing effective tax rates of 20.7% and (9.3)% respectively.  The Company’s third quarter 2016 effective tax rate reflected the benefits of certain discrete tax items in that quarter, including the release of valuation allowances.  These discrete tax items did not reoccur in the three month period ended September 30, 2017, resulting in a significantly higher effective tax rate for the third quarter of 2017.

The majority of the Company’s earnings are derived in Germany and Switzerland.  Accounting for the various federal and local taxing authorities, the statutory rates for 2017 are expected to be 28.0% and 20.5% for Germany and Switzerland, respectively.  The expected mix of earnings in those two jurisdictions results in an expected reduction of 8.8% from the US statutory rate of 35.0% in 2017.  The Company has not been party to any tax holiday agreements.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the three months ended September 30, 2017 and 2016 was $0.6 million and $0.5 million, respectively. The net income attributable to noncontrolling interests represented the minority shareholders’ proportionate share of the net income recorded by our majority-owned subsidiaries.

Net Income Attributable to Bruker Corporation

Our net income for the three months ended September 30, 2017 was $37.0 million, or $0.23 per diluted share, compared to $46.5 million, or $0.29 per diluted share, for the comparable period in 2016. The decrease in net income was primarily the result of the change in the effective tax rate discussed above.

Segment Results

For financial reporting purposes, we aggregate the Bruker BioSpin, Bruker CALID and Bruker Nano operating segments into the Bruker Scientific Instruments (BSI) reportable segment, which represented approximately 89.7% of the Company’s revenues during the three months ended September 30, 2017. This aggregation reflects these operating segments’ similar economic characteristics, production processes, service offerings, types and classes of customers, methods of distribution and regulatory environments. Our BEST Segment is our other reportable segment and represents the remainder of our revenues.

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment (dollars in millions):

	Three Months Ended September 30,			Percentage
	2017	2016	Dollar Change	Change
BSI	$390.6	$361.5	$29.1	8.0%
BEST	46.1	35.5	10.6	29.9%
Eliminations (a)	(1.1)	(3.1)	2.0
	$435.6	$393.9	$41.7	10.6%

(a) Represents product and service revenue between reportable segments.

BSI Segment Revenue

BSI Segment revenue increased by $29.1 million, or 8.0%, to $390.6 million for the three months ended September 30, 2017, compared to $361.5 million for the three months ended September 30, 2016. Revenue includes approximately $6.7 million attributable to recent acquisitions and approximately $7.4 million from the favorable impact of foreign currency translation. Excluding the effects of foreign currency translation and our recent acquisitions, organic revenue, a non-GAAP measure, increased by $15.1 million, or 4.2%.

The Bruker BioSpin Group revenue increased during the three months ended September 30, 2017 when compared to the three months ended September 30, 2016 due to higher revenues in preclinical imaging and the service division.

The Bruker CALID Group revenue increased during the three months ended September 30, 2017 when compared to the three months ended September 30, 2016, primarily as a result of increased academic research demand in mass spectrometry and improved consumables, aftermarket and service revenues.

The Bruker Nano Group revenue increased during the three months ended September 30, 2017 when compared to the three months ended September 30, 2016 primarily as a result of higher semiconductor metrology, industrial research and industrial quality control revenues, as well as contributions from recent acquisitions.

System revenue and aftermarket revenue as a percentage of total BSI Segment revenue were as follows (dollars in millions):

	Three Months Ended September 30,
	2017		2016
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System revenue	$281.9	72.2%	$266.6	73.7%
Aftermarket revenue	108.7	27.8%	94.9	26.3%
Total revenue	$390.6	100.0%	$361.5	100.0%

BEST Segment Revenue

BEST Segment revenue increased $10.6 million, or 29.9%, to $46.1 million for the three months ended September 30, 2017, compared to $35.5 million for the comparable period in 2016. The increase in revenue resulted from the OST acquisition, which was completed in the fourth quarter of 2016.

System and wire revenue and aftermarket revenue as a percentage of total BEST Segment revenue were as follows (dollars

in millions):

	Three Months Ended September 30,
	2017		2016
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System and wire revenue	$45.2	98.0%	$34.6	97.5%
Aftermarket revenue	0.9	2.0%	0.9	2.5%
Total revenue	$46.1	100.0%	$35.5	100.0%

Gross Profit and Operating Expenses

For the three months ended September 30, 2017, gross profit margin in the BSI Segment decreased to 47.6% from 49.5% for the comparable period in 2016. The decrease in BSI Segment gross profit margin was caused primarily by the weakness of the U.S. dollar versus the Euro and Swiss Franc due to its impact on expenses attributable to our significant manufacturing operations in Germany and Switzerland.  The incremental profit from Bruker CALID Group and Bruker Nano Group revenue increases, the effect of 2016 cost reduction actions in these Groups and less write-downs of demonstration units were offset by the continued adverse product and geographic revenue mix factors experienced in the Bruker BioSpin Group.  BEST Segment gross margin decreased to 15.6% from 17.9% for the comparable period in 2016 due to the impact of the OST acquisition.  Integration plans for the BEST Segment’s OST business include commercial and productivity improvement actions designed to achieve pre-acquisition gross profit margin levels.

In the three months ended September 30, 2017, selling, general and administrative expenses and research and development expenses in the BSI Segment increased to $138.8 million, or 35.5% of segment revenue, from $131.1 million, or 36.3% of segment revenue.  The increase was caused by the inclusion of companies acquired in the period and foreign currency translation. The decrease as a percentage of revenue was a result of recent cost control measures put into place as part of our ongoing restructuring initiatives.

Selling, general and administrative expenses and research and development expenses in the BEST Segment increased to $5.1 million, or 11.1% of segment revenue, from $3.7 million, or 10.3% of segment revenue, for the comparable period in 2016.  The increase as a percent of revenue was primarily a result of the recent OST acquisition and the effect of foreign currency translation.

Operating Income

The following table presents operating income and operating margins on revenue by reportable segment (dollars in millions):

	Three Months Ended September 30,
	2017		2016
	Operating Income	Percentage of Segment Revenue	Operating Income	Percentage of Segment Revenue
BSI	$43.1	11.0%	$43.3	12.0%
BEST	1.8	3.9%	2.7	7.6%
Corporate, eliminations and other (a)	5.0		(0.1)
Total operating income	$49.9	11.5%	$45.9	11.7%

(a) Represents corporate costs and eliminations not allocated to the reportable segments.

BSI Segment operating income for the three months ended September 30, 2017 was $43.1 million, resulting in an operating margin of 11.0%, compared to operating income of $43.3 million, resulting in an operating margin of 12.0%, for the comparable period in 2016. Operating income included $14.1 million and $12.7 million for the three months ended September 30, 2017 and 2016, respectively, of various charges for amortization of acquisition-related intangible assets and other acquisition-related costs, restructuring costs and costs associated with our global IT transformation initiative.  Excluding these charges, non-GAAP operating margins were 14.6% and 15.5% for the three months ended September 30, 2017 and 2016, respectively. GAAP and non-GAAP operating margins declined modestly due to the business mix and foreign currency translation effects during the three months ended September 30, 2017 when compared to the three months ended September 30, 2016.

BEST Segment operating income decreased for the three months ended September 30, 2017 to $1.8 million, resulting in an operating margin of 3.9%, compared to $2.7 million, resulting in an operating margin of 7.6%, for the comparable period in 2016.  Operating income included $0.4 million for the three months ended September 30, 2017 of various charges for amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring costs, with no corresponding amount in the comparable 2016 period.  Excluding these charges, non-GAAP operating margins were 4.8% and 7.6% for the three months ended September 30, 2017 and 2016, respectively. GAAP and non-GAAP operating margins declined due to the gross profit deterioration noted above.

Nine Months Ended September 30, 2017 compared to the Nine Months Ended September 30, 2016

Consolidated Results

The following table presents our results for the nine months ended September 30, 2017 and 2016 (dollars in millions, except per share data):

	Nine Months Ended September 30,
	2017	2016
Product revenue	$1,029.2	$946.1
Service revenue	200.4	186.5
Other revenue	5.8	8.4
Total revenue	1,235.4	1,141.0

Cost of product revenue	561.8	504.7
Cost of service revenue	114.9	110.8
Cost of other revenue	0.9	3.4
Total cost of revenue	677.6	618.9
Gross profit	557.8	522.1

Operating expenses:
Selling, general and administrative	303.8	290.4
Research and development	119.2	110.8
Other charges, net	13.8	20.6
Total operating expenses	436.8	421.8
Operating income	121.0	100.3

Interest and other income (expense), net	(11.8)	(11.1)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	109.2	89.2
Income tax (benefit) provision	25.9	3.8
Consolidated net income	83.3	85.4
Net income attributable to noncontrolling interest in consolidated subsidiaries	1.3	0.8
Net income attributable to Bruker Corporation	$82.0	$84.6

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.52	$0.52
Diluted	$0.51	$0.52

Weighted average common shares outstanding:
Basic	158.9	161.8
Diluted	159.9	162.7

Revenue

For the nine months ended September 30, 2017, our revenue increased $94.4 million, or 8.3%, to $1,235.4 million, compared to $1,141.0 million for the comparable period in 2016. Included in revenue was an increase of approximately $60.4 million from acquisitions, primarily attributable to recent acquisitions within the BEST Segment and the Bruker Nano Group, and a $5.1 million decrease caused by foreign currency translation. Excluding the effects of foreign currency translation and our recent acquisitions, our organic revenue, a non-GAAP measure, increased by $39.1 million, or 3.4%.

BSI Segment revenue increased by $41.9 million, or 4.0%, to $1,099.5 million for the nine months ended September 30, 2017, compared to $1,057.6 million for the nine months ended September 30, 2016. BEST Segment revenue increased by $49.0 million, or 53.7%, to $140.2 million for the nine months ended September 30, 2017, compared to $91.2 million for the nine months ended September 30, 2016.

Please see the Segment Results section later in this section for additional discussion of our revenue.

Gross Profit

Gross profit for the nine months ended September 30, 2017 was $557.8 million, or 45.2% of revenue, compared to $522.1 million, or 45.8% of revenue, for the nine months ended September 30, 2016. Included in gross profit were various charges for amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring costs totaling $26.3 million and $22.8 million for the nine months ended September 30 2017 and 2016, respectively. Excluding these charges, our non-GAAP gross profit margins for the nine months ended September 30, 2017 and 2016 were 47.3% and 47.8%, respectively.

Selling, General and Administrative

Our selling, general and administrative expenses for the nine months ended September 30, 2017 increased to $303.8 million, or 24.6% of total revenue, from $290.4 million, or 25.5% of total revenue, for the comparable period in 2016. The increase was primarily caused by the effect of recent acquisitions in our Bruker Nano Group and Bruker CALID Group. The decrease in selling, general and administrative expenses as a percentage of revenue was attributable to recent cost control measures put into place as part of our ongoing restructuring initiatives.

Research and Development

Our research and development expenses for the nine months ended September 30, 2017 increased to $119.2 million from $110.8 million for the comparable period in 2016. The increase was primarily caused by the effect of recent acquisitions in our Bruker Nano Group and Bruker CALID Group. As a percentage of total revenue, research and development expenses remained consistent at 9.6% and 9.7% of total revenues for the three months ended September 30, 2017 and 2016, respectively.

Other Charges, Net

Other charges, net of $13.8 million recorded for the nine months ended September 30, 2017 were primarily related to the BSI Segment and consisted of $6.9 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives, $2.9 million of costs associated with our global IT transformation initiative and $3.8 million of acquisition-related charges related to acquisitions completed in 2016 and 2017.

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

Operating Income

Operating income for the nine months ended September 30, 2017 was $121.0 million, resulting in an operating margin of 9.8%, compared to operating income of $100.3 million, and an operating margin of 8.8%, for the nine months ended September 30, 2016. The increase in operating income during the nine months ended September 30, 2017 was primarily the result of operational improvements, benefits from restructuring activities and our recent acquisitions.

During the nine months ended September 30, 2017, we continued to execute on a restructuring initiative launched in 2016 which is intended to improve the Bruker CALID and Bruker Nano Groups’ operating results.

Interest and Other Income (Expense), Net

Interest and other income (expense), net during the nine months ended September 30, 2017 was an expense of $11.8 million compared to an expense of $11.1 million for the comparable period of 2016.

During the nine months ended September 30, 2017, the primary components within interest and other income (expense), net was net interest expense of $11.1 million and realized and unrealized losses on foreign currency denominated transactions of $3.9 million, offset in part by proceeds from an insurance claim and other miscellaneous income of $3.2 million.  During the nine months ended September 30, 2016, the major components within interest and other income (expense), net were net interest expense of $9.4 million and realized and unrealized losses on foreign currency denominated transactions of $1.6 million. The higher interest expense in 2017 was attributable to increased borrowings on our revolving credit facility to fund share repurchases and acquisitions. The realized and unrealized losses on foreign currency denominated transactions during the nine months ended September 30, 2016 were primarily caused by the fluctuation of the U.S. dollar versus the Euro and other currencies.

Income Tax (Benefit) Provision

The 2017 and 2016 effective tax rates were estimated using projected annual pre-tax income on a jurisdictional basis. Expected tax benefits, including tax credits and incentives, the impact of changes to valuation allowances, and the effect of jurisdictional differences in statutory tax rates, were also considered in the calculation.

The income tax provision for the nine months ended September 30, 2017 and 2016 was $25.9 million and $3.8 million, respectively, representing effective tax rates of 23.7% and 4.3%, respectively.  The Company’s nine month 2016 effective tax rate reflected the benefits of certain discrete tax items in that period, including the release of valuation allowances and the recognition of previously uncertain tax benefits resulting from the closure of certain tax audits. These discrete tax items did not reoccur in the nine month period ended September 30, 2017, resulting in a significantly higher effective tax rate for the first nine months of 2017.

The majority of the Company’s earnings are derived in Germany and Switzerland.  Accounting for the various federal and local taxing authorities, the statutory rates for 2017 are expected to be 28.0% and 20.5% for Germany and Switzerland, respectively.  The expected mix of earnings in those two jurisdictions results in an expected reduction of 8.8% from the US statutory rate of 35.0% in 2017.  The Company has not been party to any tax holiday agreements.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the nine months ended September 30, 2017 and 2016 was $1.3 million and $0.8 million, respectively. The net income attributable to noncontrolling interests represented the minority shareholders’ proportionate share of the net income recorded by our majority-owned subsidiaries.

Net Income Attributable to Bruker Corporation

Our net income for the nine months ended September 30, 2017 was $82.0 million, or $0.51 per diluted share, compared to $84.6 million, or $0.52 per diluted share, for the comparable period in 2016. The decrease in net income was primarily caused by the change in the effective tax rate noted above.

Segment Results

For financial reporting purposes, we aggregate the Bruker BioSpin, Bruker CALID and Bruker Nano operating segments into the Bruker Scientific Instruments (BSI) reportable segment, which represented approximately 89.0% of the Company’s revenues during the nine months ended September 30, 2017. This aggregation reflects these operating segments’ similar economic characteristics, production processes, service offerings, types and classes of customers, methods of distribution and regulatory environments. Our BEST Segment is our other reportable segment and represents the remainder of our revenues.

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment (dollars in millions):

	Nine Months Ended September 30,			Percentage
	2017	2016	Dollar Change	Change
BSI	$1,099.5	$1,057.6	$41.9	4.0%
BEST	140.2	91.2	49.0	53.7%
Eliminations (a)	(4.3)	(7.8)	3.5
	$1,235.4	$1,141.0	$94.4	8.3%

(a) Represents product and service revenue between reportable segments.

BSI Segment Revenue

BSI Segment revenue increased by $41.9 million, or 4.0%, to $1,099.5 million for the nine months ended September 30, 2017, compared to $1,057.6 million for the nine months ended September 30, 2016. Revenue includes approximately $20.6 million attributable to recent acquisitions, which was partially offset by a $4.6 million decrease from the impact of foreign currency translation. Excluding the effects of foreign currency translation and our recent acquisitions, organic revenue, a non-GAAP measure, increased by $26.0 million, or 2.5%.

The Bruker BioSpin Group revenue increased during the nine months ended September 30, 2017 when compared to the nine months ended September 30, 2016 despite a challenging comparison as the nine months ended September 30, 2016 benefited from the sale of the first shielded ultra-high field one gigahertz nuclear magnetic resonance (NMR) system and higher levels of high field NMR systems. The increase in revenue was attributable to the service and aftermarket business of the Bruker BioSpin Group.

The Bruker CALID Group revenue increased during the nine months ended September 30, 2017 when compared to the nine months ended September 30, 2016, primarily as a result of increased revenue from mass spectrometry used in academic end markets and infrared and Raman technologies used in applied and industrial end markets, offset in part by lower CBRNE revenue due to a significant contract in the nine months ended September 30, 2016.

The Bruker Nano Group experienced an increase in revenue, primarily as a result of recent acquisitions and growth within the academic and industrial markets for X-ray and nano surfaces products.

System revenue and aftermarket revenue as a percentage of total BSI Segment revenue were as follows (dollars in millions):

	Nine Months Ended September 30,
	2017		2016
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System revenue	$787.5	71.6%	$768.1	72.6%
Aftermarket revenue	312.0	28.4%	289.5	27.4%
Total revenue	$1,099.5	100.0%	$1,057.6	100.0%

BEST Segment Revenue

BEST Segment revenue increased $49.0 million, or 53.7%, to $140.2 million for the nine months ended September 30, 2017, compared to $91.2 million for the comparable period in 2016. The increase in revenue resulted from the OST acquisition, which was completed in the fourth quarter of 2016, and organic revenue growth caused by higher shipments of superconductors to large magnetic resonance imaging customers.

System and wire revenue and aftermarket revenue as a percentage of total BEST Segment revenue were as follows (dollars in millions):

	Nine Months Ended September 30,
	2017		2016
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System and wire revenue	$137.6	98.1%	$88.7	97.3%
Aftermarket revenue	2.6	1.9%	2.5	2.7%
Total revenue	$140.2	100.0%	$91.2	100.0%

Gross Profit and Operating Expenses

For the nine months ended September 30, 2017, gross profit margin in the BSI Segment increased to 48.4% from 47.8% for the comparable period in 2016. The increase was caused primarily by operating leverage resulting from higher revenues and operating cost improvements attributable to recent restructuring and outsourcing actions within the Bruker CALID and Bruker Nano Groups.  BEST Segment gross margin decreased to 14.8% from 16.8% for the comparable period in 2016 due to the impact of the acquisition of OST.

In the nine months ended September 30, 2017, selling, general and administrative expenses and research and development expenses in the BSI Segment increased to $407.7 million, or 37.1% of segment revenue, from $390.0 million, or 36.9% of segment revenue.  This increase was primarily caused by the effect of recent acquisitions in our Bruker Nano Group and Bruker CALID Group.

Selling, general and administrative expenses and research and development expenses in the BEST Segment increased to $15.3 million, or 10.9% of segment revenue, from $11.2 million, or 12.3% of segment revenue, for the comparable period in 2016.  Both the higher expenses and the decrease as a percentage of revenue were primarily the result of the effect of the OST acquisition.

Operating Income

The following table presents operating income and operating margins on revenue by reportable segment (dollars in millions):

	Nine Months Ended September 30,
	2017		2016
	Operating Income	Percentage of Segment Revenue	Operating Income	Percentage of Segment Revenue
BSI	$111.7	10.2%	$95.3	9.0%
BEST	4.3	3.1%	4.1	4.5%
Corporate, eliminations and other (a)	5.0		0.9
Total operating income	$121.0	9.8%	$100.3	8.8%

(a) Represents corporate costs and eliminations not allocated to the reportable segments.

BSI Segment operating income for the nine months ended September 30, 2017 was $111.7 million, resulting in an operating margin of 10.2%, compared to operating income of $95.3 million, resulting in an operating margin of 9.0%, for the comparable period in 2016. Operating income included $39.7 million and $45.5 million for the nine months ended September 30, 2017 and 2016, respectively, of various charges for amortization of acquisition-related intangible assets and other acquisition-related costs, restructuring costs and costs associated with our global IT transformation initiative.  Excluding these charges, non-GAAP operating margins were 13.8% and 13.3% for the nine months ended September 30, 2017 and 2016, respectively. GAAP and non-GAAP operating margins increased primarily due to the gross margin improvements noted above.

BEST Segment operating income increased for the nine months ended September 30, 2017 to $4.3 million, resulting in an operating margin of 3.1%, when compared to $4.1 million, resulting in an operating margin of 4.5%, for the comparable period in 2016.  Operating income included $4.6 million and $0.1 million for the nine months ended September 30, 2017 and 2016, respectively, of various charges for amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring costs.  Excluding these charges, non-GAAP operating margins were 6.3% and 4.6% for the nine months ended September 30, 2017 and 2016, respectively.  The GAAP operating margin decrease was due to the effect of the OST acquisition.  The increase in non-GAAP operating margin was due to inventory adjustments related to the OST acquisition.

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

During the nine months ended September 30, 2017, net cash provided by operating activities was $50.7 million, resulting from consolidated net income adjusted for non-cash items of $141.0 million, including less write-downs of demonstration units, partially offset by an increase in operating assets and liabilities, net of acquisitions and divestitures of $90.3 million. The increase in operating assets and liabilities, net of acquisitions and divestitures for the nine months ended September 30, 2017 was primarily caused by an increase in inventory for orders in 2017, offset in part by inventory reductions as part of our factory consolidations, and an increase in customer advances based on the timing of receipts.

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

During the nine months ended September 30, 2017, net cash used in investing activities was $74.7 million, compared to net cash provided by investing activities of $18.5 million during the nine months ended September 30, 2016. Cash used in investing activities during the nine months ended September 30, 2017 was primarily caused by the cash paid for acquisitions, net of cash acquired, of $65.8 million and the purchases of property, plant and equipment, net of proceeds from the sale of property, plant and equipment, of $24.4 million, offset in part, by the net activity of purchases and maturities of short-term investments of $15.5 million.  Cash provided by investing activities during the nine months ended September 30, 2016 was primarily caused by the net activity of maturities and purchases in short-term investments of $44.8 million offset by the purchases of property, plant and equipment, net of proceeds from the sale of property, plant and equipment, of $25.1 million.

During the nine months ended September 30, 2017, net cash used in financing activities was $69.5 million, compared to net cash used in financing activities of $54.0 million during the nine months ended September 30, 2016. Net cash used in financing activities during the nine months ended September 30, 2017 was primarily attributable to repayment of $65.0 million of borrowings under the 2015 Credit Agreement, defined below; repayment of $20.0 million of Senior Notes, defined below; $129.7 million for the repurchase of our common stock; and $19.1 million used for the payment of dividends.  These effects were offset in part by borrowings of $154.0 million under the 2015 Credit Agreement and $15.3 million proceeds from the issuance of common stock, net.  Net cash used in financing activities during the nine months ended September 30, 2016 was primarily attributable to $143.5 million used for the repurchase of our common stock and $19.4 million used for the payment of dividends.  This was offset by $99.0 million of proceeds from borrowings under the 2015 Credit Agreement, as defined below, and $10.2 million of proceeds from the issuance of common stock in connection with stock option exercises.

In May 2017, our Board of Directors approved a share repurchase program (the “Repurchase Program”) under which repurchases of common stock in the amount of up to $225.0 million may occur from time to time, in amounts, at prices, and at such times as we deem appropriate, subject to market conditions, legal requirements and other considerations. A total of 4,658,063 shares were repurchased at an aggregate cost of $131.8 million as of September 30, 2017 under this Repurchase Program. We intend to fund any additional repurchases from cash on hand, future cash flows from operations and available borrowings under our revolving credit facility.

The repurchased shares are reflected within Treasury stock in the accompanying consolidated balance sheet at September 30, 2017.

Cash, cash equivalents and short-term investments at September 30, 2017 and December 31, 2016 totaled $429.2 million and $500.3 million, respectively, of which $394.0 million and $460.9 million, respectively, related to foreign cash and short-term investments, most significantly in the Netherlands and Switzerland.

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

At September 30, 2017, we had outstanding debt totaling $480.5 million, consisting of $220.0 million outstanding under the Note Purchase Agreement described below; $260.0 million outstanding under the revolving credit line component of the 2015 Credit Agreement described below; and $1.2 million under capital lease obligations and other loans.  These amounts were offset by unamortized debt issuance costs under the Note Purchase Agreement of $0.7 million.  At December 31, 2016, we had outstanding debt totaling $411.7 million, consisting of $240.0 million outstanding under the Note Purchase Agreement; $171.0 million outstanding under the revolving credit line component of the prior credit agreement; and $1.5 million under capital lease obligations and other loans.  These amounts were offset by unamortized debt issuance costs under the Note Purchase Agreement of $0.8 million.

The following is a summary of the maximum commitments and the net amounts available to us under the 2015 Credit Agreement and other lines of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand with interest payable monthly, at September 30, 2017 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
2015 Credit Agreement	2.3%	$500.0	$260.0	$1.1	$238.9
Other lines of credit	—	254.7	—	122.9	131.8
Total revolving lines of credit		$754.7	$260.0	$124.0	$370.7

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

As of September 30, 2017, we were in compliance with the covenants, as defined by both the 2015 Credit Agreement and the Note Purchase Agreement, as our leverage ratio was 1.61 and our interest coverage ratio was 14.8.

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

As of September 30, 2017, we had approximately $40.7 million of net operating loss carryforwards available to reduce state taxable income; approximately $71.3 million of net operating losses available to reduce German federal income and trade taxes that are carried forward indefinitely; and $15.6 million of other foreign net operating losses that are expected to expire at various times beginning in 2018. We also had U.S. federal tax credits of approximately $15.0 million that expire at various dates available to offset future tax liabilities, which include research and development tax credits of $12.7 million expiring at various times through 2035, foreign tax credits of $2.3 million expiring at various times through 2024, and state research and development tax credits of $7.7 million. Utilization of these credits and state net operating losses may be subject to annual limitations due to the ownership percentage change limitations provided by the Internal Revenue Code Section 382 and similar state provisions. In the event of a deemed change in control under Internal Revenue Code Section 382, an annual limitation on the utilization of net operating losses and credits may result in the expiration of all or a portion of the net operating loss and credit carryforwards.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the Financial Accounting Standards Boards (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new standard simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test. This ASU will be applied prospectively and is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. While early adoption is permitted, we expect to adopt ASU No. 2017-04 as of the effective date. The adoption of this standard is not expected to have a material impact on our consolidated financial statements upon adoption.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard will be effective as of January 1, 2018.  While early adoption is permitted, we expect to adopt ASU No. 2017-01 prospectively as of the effective date. We are evaluating the provisions of this standard and have not determined what impact the adoption of ASU No. 2017-01 will have on our consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements under Accounting Standards Codification (ASC) Topic 605. The new guidance was the result of a joint project between the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop common revenue standards for U.S. GAAP and International Financial Reporting Standards. The core principle of the new guidance is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 was originally effective prospectively for annual periods beginning after December 15, 2016, and interim periods within those years. In August 2015, the FASB elected to defer the effective date of ASU No. 2014-09 by one year to annual periods beginning after December 15, 2017, with early application permitted as of the original effective date. The new guidance may be applied on a retrospective basis for all prior periods presented, or on a modified retrospective basis with the cumulative effect of the new guidance as of the date of initial application. The new guidance will be effective for us as of January 1, 2018 and we currently intend to use the modified retrospective transition method.

We have substantially completed the impact assessment phase of our evaluation of ASU No. 2014-09. Under the new guidance, there are specific criteria to determine if a performance obligation should be recognized over time or at a point in time. Accordingly, we have identified certain project-based orders in the BEST Segment and CBRNE detection orders in the Bruker CALID Group for which the timing of when we recognize revenue may be impacted.  Due to the complexity of these project-based orders, revenue recognition under the new standard is highly dependent on specific contract terms.

We continue to assess the impact of the new standard, but based on preliminary analysis we do not expect the adoption of ASU No. 2014-09 to be material to the consolidated financial statements. We also expect to implement additional processes and controls, as well as additional disclosures to comply with the new standard.

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

Changes in foreign currency translation rates decreased our revenue by 0.4% for the nine months ended September 30, 2017 and decreased our revenue by approximately 0.1% for the nine months ended September 30, 2016.

Assets and liabilities of our foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using period-end exchange rates. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a separate component of shareholders’ equity.  For the nine months ended September 30, 2017 and 2016, we recorded net gains from currency translation adjustments of $87.0 million and $27.7 million, respectively. Gains and losses resulting from foreign currency transactions are reported in interest and other income (expense), net in the unaudited condensed consolidated statements of income and comprehensive income. Our foreign exchange losses, net were $3.9 million and $1.6 million, for the nine month periods ended September 30, 2017 and 2016, respectively.

From time to time, we have entered into foreign exchange contracts designed to minimize the volatility that fluctuations in foreign currency have on our cash flows related to purchases and sales denominated in foreign currencies. Under these arrangements, we agree to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates typically with maturities of less than twelve months. These transactions are recorded at fair value with the corresponding gains and losses recorded in interest and other income (expense), net in the unaudited condensed consolidated statements of income and comprehensive income. At September 30, 2017 and December 31, 2016, we had foreign exchange contracts with notional amounts aggregating $101.3 million and $40.7 million, respectively. We will continue to evaluate our currency risks and in the future may utilize foreign currency contracts more frequently.

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

Impact of Commodity Prices

We are exposed to certain commodity risks associated with prices for various raw materials. The prices of copper and certain other raw materials, particularly niobium tin, used to manufacture superconductors have increased significantly over the last decade. Copper and niobium tin are the main components of low temperature superconductors and continued commodity price increases for copper and niobium as well as other raw materials may negatively affect our profitability. Periodically, we enter into commodity forward purchase contracts to minimize the volatility that fluctuations in the price of copper have on our sales of these products. At September 30, 2017 and December 31, 2016, we had fixed price commodity contracts with notional amounts aggregating $4.7 million and $2.7 million, respectively. We will continue to evaluate our commodity risks and may utilize commodity forward purchase contracts more frequently in the future.

Inflation

We do not believe inflation had a material impact on our business or operating results during any of the periods presented.

ITEM 4.                                   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2017 due to a material weakness in internal control over financial reporting, as described below and in Part II, Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

We did not design and maintain effective internal controls over the accounting for income taxes, including the income tax provision and related tax assets and liabilities. Specifically, management did not design and maintain controls with a level of precision that would identify a material misstatement. This control deficiency resulted in immaterial errors to deferred tax assets and liabilities, income taxes payable and income tax expense accounts in the Company’s consolidated financial statements for the year ended December 31, 2015. These errors did not, individually or in the aggregate, result in a material misstatement of the Company’s consolidated financial statements and disclosures for any periods through and including the year ended December 31, 2015. This control deficiency did not result in a misstatement of the Company’s consolidated financial statements for the year ended December 31, 2016 or the three and nine month period ending September 30, 2017. However, this control deficiency could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II            OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS

We are involved in lawsuits, claims, investigations and proceedings, including, but not limited to, patent and commercial matters, which arise in the ordinary course of business. There are no such matters pending that we currently believe are reasonably possible of having a material impact on our business or to our consolidated financial statements.

Except for the matter discussed below and as described under Part II, Item 1 “Legal Proceedings” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, there have been no material developments with respect to the information previously reported under Part I, Item 3 “Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

On October 19, 2017, we received a notice of investigation and subpoena to produce documents from the Division of Enforcement of the SEC. The subpoena seeks information related to an employee terminated as part of a restructuring and certain matters involving the Company’s policies and accounting practices related to revenue recognition and restructuring activities, as well as related financial reporting, disclosure and compliance matters, since January 1, 2013. The subpoena also seeks information concerning, among other things, the Company’s previously identified material weakness in internal controls over the accounting for income taxes, related financial reporting matters and certain payments for non-employee travel expenses. The Company intends to cooperate fully with the SEC’s investigation. At this time, we are unable to predict the duration, scope or outcome of this investigation.

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

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the third quarter of 2017.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares (or approximate dollar value) that May Yet Be Purchased Under the Plans or Programs (3)
July 1 - July 31, 2017	500,000	$28.90	500,000	$166,655,147
August 1 - August 31, 2017	1,526,280	28.08	1,520,000	123,975,490
September 1 - September 30, 2017	1,043,133	29.51	1,043,133	93,196,713
	3,069,413	$28.70	3,063,133

(1)         Includes (i) shares repurchased under a $225 million share repurchase program approved by the Board of Directors and announced on May 12, 2017 (the “Repurchase Program”), under which repurchases of common stock may occur from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, legal requirements and other considerations, (ii) 2,335 shares purchased in open market transactions by Frank H. Laukien, the Company’s Chief Executive Officer and Chairman of the Board of Directors, which purchases were previously disclosed on a Form 4 filed with the SEC on August 10, 2017 and (iii) 3,945 shares surrendered by participants under our long-term incentive plans to pay taxes upon vesting of restricted stock awards.

(2)         Represents shares repurchased under the Repurchase Program.

(3)         The Repurchase Program authorizes purchases of up to $225 million of the Company’s common stock over a two-year period commencing May 12, 2017. As of September 30, 2017, shares of common stock with an aggregate cost of approximately $131.8 million have been repurchased.  The remaining authorization under the Repurchase Program is $72.8 million as of November 6, 2017. The Repurchase Program expires May 11, 2019 and can be suspended, modified or terminated at any time without prior notice.

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
101

The following materials from the Bruker Corporation Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income, (ii) the Unaudited Condensed Consolidated Balance Sheets, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows and (iv) Notes to the Unaudited Condensed Consolidated Financial Statements(1)

(1)         Filed herewith.

(2)         Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUKER CORPORATION

Date: November 9, 2017	By:	/s/ FRANK H. LAUKIEN, PH.D.
Frank H. Laukien, Ph.D. President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 9, 2017	By:	/s/ ANTHONY L. MATTACCHIONE
Anthony L. Mattacchione Chief Financial Officer and Senior Vice President (Principal Financial Officer)