Form 10-K
period 2017-12-31
BRUKER CORP
filed 2018-03-16
CIK 1109354

Use these links to rapidly review the document

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the fiscal year ended December 31, 2017
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

         The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2017 (the last business day of the registrant's most recently completed second fiscal quarter) was $2,954,754,499, based on the reported last sale price on the Nasdaq Global Select Market. This amount excludes an aggregate of 56,475,932 shares of common stock held by officers and directors and each person known by the registrant to own 10% or more of the outstanding common stock of the registrant as of June 30, 2017. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant. The number of shares of the registrant's common stock outstanding as of March 12, 2018 was 156,006,589.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the information required by Part III of this report (Items 10, 11, 12, 13 and 14) are incorporated by reference from the registrant's definitive Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed within 120 days of the close of the registrant's fiscal year.

BRUKER CORPORATION

ANNUAL REPORT ON FORM 10-K

        Any statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Without limiting the foregoing, the words "believes, anticipates, plans, expects, seeks, estimates, should" and similar expressions are intended to identify forward-looking statements. Any forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties. The factors that could cause actual future results to differ materially from current expectations include, but are not limited to, risks and uncertainties related to adverse changes in the economic and political conditions in the countries in which we operate, the integration of businesses we have acquired or may acquire in the future, our restructuring and cost-control initiatives, changing technologies, product development and market acceptance of our products, the cost and pricing of our products, manufacturing and outsourcing, competition, dependence on collaborative partners, key suppliers and third party distributors, capital spending and government funding policies, changes in governmental regulations, intellectual property rights, litigation, exposure to foreign currency fluctuations, our ability to service our debt obligations and fund our anticipated cash needs and other factors. Many of these factors are described in more detail in this Annual Report on Form 10-K under Item 1A. "Risk Factors" and from time to time in other filings we may make with the Securities and Exchange Commission. While the Company may elect to update forward-looking statements in the future, it specifically disclaims any obligation to do so, even if the Company's estimates change, and readers should not rely on those forward-looking statements as representing the Company's views as of any date subsequent to the date of the filing of this report.

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

Business Segments

        We have two reportable segments, Bruker Scientific Instruments (BSI), which represented approximately 90% of our revenues during the year ended December 31, 2017, and Bruker Energy & Supercon Technologies (BEST), which represented the remainder of our revenues. Within BSI, we are organized into three operating segments: the Bruker BioSpin Group, the Bruker CALID Group and the Bruker Nano Group. For financial reporting purposes, the Bruker BioSpin, Bruker CALID and Bruker Nano operating segments are aggregated into the BSI reportable segment because each has similar economic characteristics, production processes, service offerings, types and classes of customers, methods of distribution and regulatory environments.

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

        Bruker BioSpin also manufactures and sells single and multiple modality systems using MRI, PET, SPECT, CT and MPI (each as defined below). Bruker BioSpin's products, which have particular application in structural proteomics, drug discovery, pharmaceutical and biotechnology research and production, and food and materials science fields, provide customers with the ability to determine the structure, dynamics, and function of specific molecules, such as proteins, and to characterize and determine the composition of mixtures.

        The majority of Bruker BioSpin's revenues are generated by academic and government research customers. Other customers include pharmaceutical and biotechnology companies; chemical, food and beverage, clinical and polymer companies; and nonprofit laboratories.

        During 2017, we launched a number of new products and technologies, including the next generation of NMR electronics consoles, new software and hardware for enhanced workflow solutions for NMR spectroscopy research and analysis and a new solution for the quantification of metabolites in urine using NMR.

        Bruker BioSpin Group's instruments are based on the following technology platforms:

  •
  NMR—Nuclear magnetic resonance;

  •
  EPR—Electron paramagnetic resonance;

  •
  MRI—Magnetic resonance imaging;

  •
  MPI—Magnetic Particle Imaging;

  •
  PET—Positron Emission Tomography;

  •
  SPECT—Single Photon Emission Tomography; and

  •
  CT—Computed Tomography.

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

        CT is a technology based on X-rays which are used to generate a complete 3D data set. The most important applications are tissue sample analysis or non-invasive in vivo animal imaging. CT offers the highest spatial resolution of all preclinical imaging modalities and is especially useful to generate morphological information about the object or animal under investigation. CT is being used in a wide range of preclinical investigations such as bone-orthopedics, cardiovascular, pulmonary, oncology, metabolism and others.

  Bruker CALID Group

        The Bruker CALID Group comprises the Bruker Daltonics, Bruker Detection and Bruker Optics Divisions. The Bruker Daltonics Division primarily designs, manufactures and distributes life science mass spectrometry, or MS, instruments that can be integrated and used along with other sample preparation or chromatography instruments. These products are used in research, pharmaceutical and biotechnology development and clinical diagnostic settings. Mass spectrometers are sophisticated devices that measure the mass or weight of a molecule and can provide accurate information on the identity, quantity and primary structure of molecules. Mass spectrometry based solutions often combine advanced mass spectrometry instrumentation, automated sampling and sample preparation robots, reagent kits and other disposable products used in conducting tests, or assays, and bioinformatics software. We offer mass spectrometry systems and integrated solutions for applications in multiple existing and emerging life science markets and chemical and applied markets, including expression proteomics, clinical proteomics, metabolic and peptide biomarker profiling, drug discovery and development, molecular diagnostics research and molecular and systems biology, as well as basic molecular medicine research and clinical microbiology (for in vitro diagnostic (IVD) use only in certain countries and certain configurations).

        The Bruker Detection Division supplies various systems based on mass spectrometry, ion mobility spectrometry, infrared spectroscopy and radiological/nuclear detectors for Chemical, Biological, Radiological, Nuclear and Explosive (CBRNE) detection in emergency response, homeland security and defense applications.

        The Bruker Optics Division manufactures and distributes research, analytical and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy technologies. These products are utilized in industry, government and academia for a wide range of applications and solutions for life science, pharmaceutical, food and agricultural analysis, quality control and process analysis applications. Infrared and Raman spectroscopy are widely used in both research and industry as simple, rapid, nondestructive and reliable techniques for applications ranging from basic sample identification and quality control to advanced research. The Bruker Optics Division also utilizes Fourier transform and dispersive Raman measurement techniques on an extensive range of laboratory and process spectrometers. The Bruker Optics Division's products are complemented by a wide range of sampling accessories and techniques, which include, among others, microanalysis and high-throughput screening to help users find suitable solutions to analyze their samples effectively.

        Customers of our Bruker CALID Group include pharmaceutical, biotechnology and diagnostics companies, contract research organizations, academic institutions, medical schools, nonprofit or for-profit forensics, agriculture, food and beverage safety, environmental and clinical microbiology laboratories, hospitals and government departments and agencies.

        During 2017, we launched a number of new mass spectrometry based product solutions, including the timsTOFProTM for PASEF mass spectrometry, which uses proprietary trapped ion mobility spectrometry. We introduced major innovations for strain typing, hospital hygiene and infection control with the IR BiotyperTM. We also expanded the assay and consumable kits we offer to further enhance the MALDI BiotyperTM platform. Software releases accompanied our instrument solutions launches in 2017.

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

        Additionally, the Bruker Detection Division offers a wide range of portable analytical and bioanalytical detection systems and related products for CBRNE detection. Our customers use these devices for nuclear, biological agent and chemical agent defense applications, anti-terrorism, law enforcement and process and facilities monitoring. Our CBRNE detection products use many of the same technology platforms as our life science products, as well as additional technologies, including infrared stand-off detection and ion mobility spectrometry, for handheld chemical detectors. We also provide integrated, comprehensive detection suites that include our multiple detection systems, consumables, training and simulators.

  Bruker Nano Group

        The Bruker Nano Group comprises the Bruker AXS, Bruker Nano Surfaces, Bruker Nano Analytics and Bruker Semiconductor Divisions. The Bruker AXS Division designs, manufactures and distributes advanced X-ray instruments that use electromagnetic radiation with extremely short wavelengths to determine the characteristics of matter and the three-dimensional structure of molecules. This includes a product portfolio of instruments based on X-ray fluorescence spectroscopy (XRF), X-ray diffraction (XRD) and X-ray micro computed tomography (µCT), as well as spark optical emission spectroscopy systems (S-OES) used to analyze the concentration of elements in metallic samples.

        Bruker Nano Surfaces Division's products include atomic force microscopy instrumentation (AFM). Such instruments provide atomic or near atomic resolution of surface topography and mechanical, electrical and chemical information using nano scale probes. In addition, the Bruker Nano Surfaces Division provides advanced fluorescence optical microscopy instruments for multi-photon, multipoint scanning confocal and high-speed 3D super-resolution studies in life science applications. The Bruker Nano Surfaces Division also provides non-contact nanometer resolution topography through white light interferometry and stylus profilometry.

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

        The Bruker Semiconductor Division manufactures and markets X-ray metrology and automated AFM defect-detection equipment for semiconductor process control.

        Customers of our Bruker Nano Group include biotechnology and pharmaceutical companies, academic institutions, governmental customers, nanotechnology companies, semiconductor companies, raw material manufacturers, industrial companies and other businesses involved in materials analysis.

        During 2017, we launched several new products, including the next generation wavelength dispersive XRF spectrometer and new high performance technology for laboratory macromolecular crystallography. We also released next generation models of several other products, including the EBSD detectors and software.

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

        EDS systems analyze the chemical composition of materials under investigation in electron microscopes by utilizing the fact that atoms of different chemical elements, when exposed to the high energy electron beam generated by the microscope, irradiate X-rays of different characteristic energy. The evaluation of the energy spectrum collected by our spectrometer allows the determination of the qualitative and quantitative chemical sample composition at the current beam position. EDS systems allow for simultaneous analysis of all elements in the periodic table, beginning with atomic number 4 (beryllium). Our EDS systems are used for a range of applications, including nanotechnology and advanced materials research, as well as materials analysis and quality control. Customers for EDS systems include industrial customers, academia and government research facilities.

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

        CS/ONH carrier gas systems incorporate a furnace and infrared or thermal conductivity detection to analyze inorganic materials for the determination of carbon, sulfur, nitrogen, oxygen and hydrogen. Combustion and inert gas fusion analyzers are used for applications in metal production and processing, chemicals, ceramics and cement, coal processing, oil refining and semiconductors.

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

Sales and Marketing

        We maintain direct sales forces throughout North America, Europe, Russia, China, Japan, and elsewhere in the Asia Pacific region. We also utilize indirect sales channels to reach customers. We have various international distributors, independent sales representatives and various other representatives in parts of Asia, Latin America, Africa, the Middle East and Eastern Europe. These entities augment our direct sales force and provide coverage in areas where we do not have direct sales personnel. In addition, we have adopted a distribution business model in which we engage in strategic distribution alliances with other companies to address certain market segments. The sales cycle for our products is dependent on the size and complexity of the system and budgeting cycles of our customers. Our sales cycle is typically three to twenty-four months for academic and high-end research products and two weeks to six months for industrial products. The sales cycle of our low temperature superconducting materials is typically four to twelve months, with cycles of certain high-end materials exceeding one year. Sales of our high-end NMR and superconducting devices typically take more than one year and certain large, complex contracts can take more than two years to complete.

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

Major Customers

        The Company has a broad and diversified customer base and we do not depend on any single customer. No single customer accounted for more than 10% of revenue in any of the last three fiscal years or more than 10% of accounts receivable as of December 31, 2017 or 2016.

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

        We also compete with companies that provide analytical or automation tools based on technologies other than those we offer. These technologies may prove to be more successful in meeting demands in the markets that our products and solutions are intended to serve. In addition, other companies may choose to enter our fields in the future. We believe that the principal competitive factors in our markets are technology-based applications expertise, product specifications, functionality, reliability, marketing expertise, distribution capability, proprietary patent portfolios and cost effectiveness.

BSI Segment

        Bruker BioSpin competes with companies that offer magnetic resonance spectrometers, mainly JEOL and Oxford Instruments. In the field of preclinical imaging, Bruker BioSpin competes with Perkin Elmer, Mediso, Trifoil, MR Solutions and others. Bruker CALID competes with a variety of companies that offer mass spectrometry based systems. Bruker CALID's competitors in the life science markets and chemical and applied markets include Danaher, Agilent, GE-Healthcare, Waters, Thermo Fisher Scientific, Shimadzu, Hitachi and JEOL. In the microbiology market, we compete with Biomerieux. Bruker CALID's CBRNE detection customers are highly fragmented, and we compete with a number of companies in this area, of which the most significant competitor is Smiths Detection. Bruker CALID also competes with a variety of companies that offer molecular spectrometry based systems, including Thermo Fisher Scientific, PerkinElmer, Agilent, Foss, ABB Bomem, Buchi, Shimadzu and Jasco. In addition, there are several smaller companies, specializing in various markets, with which the Bruker CALID Group frequently competes. Bruker Nano competes with companies that offer analytical X-ray solutions, OES systems, AFM and SOM systems and optical fluorescence systems, primarily Rigaku, Oxford Instruments, Agilent, Thermo Fisher Scientific, Ametek's Spectro and Edax divisions, PANalytical, Olympus, Nikon, Zeiss and Danaher's Leica business.

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

Manufacturing and Supplies

        Several of our manufacturing facilities are certified under ISO 9001:2008 and ISO 13485, an international quality standard. We manufacture and test our magnetic resonance products at our facilities in Faellanden, Switzerland; Wissembourg, France; and Karlsruhe, Germany. We manufacture and test our preclinical imaging products at our facilities in Ettlingen, Germany; Wissembourg, France; Kontich, Belgium; and Faellanden, Switzerland. We manufacture and test our mass spectrometry products, including CBRNE detection products, at our facilities in Bremen, Germany and Leipzig, Germany. We principally manufacture and test our molecular spectroscopy products at our facilities in

Ettlingen, Germany. We manufacture and test our X-ray, OES and AFM products at our facilities in Karlsruhe, Germany; Berlin, Germany; Madison, Wisconsin, U.S.A.; Santa Barbara, California, U.S.A.; Kennewick, Washington, U.S.A.; and Migdal Ha'Emek, Israel. We manufacture and test the majority of our energy and superconducting products at our facilities in Hanau, Germany; Bergisch Gladbach, Germany; Perth, Scotland and Carteret, New Jersey, U.S.A. Manufacturing processes at our facilities in Europe, Israel and California, U.S.A. include all phases of manufacturing, such as machining, fabrication, subassembly, system assembly, and final testing. Our other facilities primarily perform high-level assembly, system integration and final testing. We typically manufacture critical components in-house to ensure key competence and outsource to third party manufacturers non critical components.

        We purchase materials and components from various suppliers that are either standard products or built to our specifications. We obtain some of the components included in our products from a limited group of suppliers or from a single-source supplier for items such as charge coupled device area detectors, X-ray tubes, robotics, infrared optics and others. Bruker AXS has an ongoing collaboration and joint development project with the Siemens Medical Solutions Vacuum Technology Division in Germany for the development of X-ray tubes. Some Bruker entities, specifically Bruker Nano GmbH and Bruker AXS Handheld Inc., presently procure key X-ray detector chips and certain OES optical detectors and miniaturized X-ray sources from single-source suppliers. In addition, BEST sources niobium titanium and other niobium products from a single supplier.

Research and Development

        We commit substantial capital and resources to internal and collaborative research and development projects in order to provide innovative products and solutions to our customers. We conduct research primarily to enhance system performance and improve the reliability of existing products, and to develop revolutionary new products and solutions. We expensed $162.7 million (9.2% of revenue), $149.0 million (9.2% of revenue) and $145.7 million (9.0% of revenue) in 2017, 2016 and 2015, respectively, for research and development purposes. Our research and development efforts are conducted for the relevant products within each of the operating segments, as well as in collaboration with others on areas such as microfluidics, automation and workflow management software. We have been the recipient of government grants from Germany and the United States for various projects related to early-stage research and development. We have generally retained, at a minimum, non-exclusive rights to any items or enhancements we develop under these grants. The German government requires that we use and market technology developed under grants in order to retain our rights to the technology. We have also accepted some sponsored research contracts from private sources.

BSI Segment

        The research and development performed in the BSI Segment is primarily conducted at our facilities in Bremen, Ettlingen, Karlsruhe and Leipzig, Germany; Faellanden, Switzerland; Wissembourg, France; Billerica, Massachusetts, U.S.A.; Madison, Wisconsin, U.S.A.; San Jose and Santa Barbara, California, U.S.A.

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

        The Bruker CALID Group maintains technical competencies in core mass spectrometry technologies and capabilities, including: MALDI, ESI and EI/CI ion source, TOF, TOF/TOF, ion traps, FTMS, quadrupole and IMS analyzers and bioinformatics. Recent projects include the rapifleX MALDI Tissuetyper, which is Bruker Daltonics' high-throughput MALDI imaging solution that provides enhanced high-resolution molecular information and distribution in tissues. Another recent project includes the innovative timsTOF mass spectrometer for separation and analysis of unresolved compounds and conformations. The Bruker CALID Group also maintains technical competencies in core vibrational spectroscopy technologies and capabilities, including FT-IR, NIR and Raman.

        The Bruker Nano Group maintains technical competencies in core X-ray technologies and capabilities, including detectors used to sense X-ray and X-ray diffraction patterns, X-ray sources and optics that generate and focus the X-rays, robotics and sample handling equipment that holds and manipulates the experimental material, and software that generates the structural data. Recent projects include refining next-generation high brilliancy optics and microsources, developing new high-power X-ray sources for X-ray diffraction and protein crystallography applications, developing a TXRF system for trace element analysis in semiconductor metrology, developing a new large solid angle, high-resolution, high-throughput energy dispersive X-ray detector for microanalysis, creating a high sensitivity area detector system and developing other solution-based technologies and software applications, including a product for X-ray scattering investigations of protein crystals. The Bruker Nano Group also has competencies in AFM technology, which involve sub-angstrom level position and motion control, as well as sub-pico newton force control. The Bruker Nano Group technologies also include 3D optical inference based microscopy, stylus profilometry, tribology testing, nano-indentation, optical fluorescence two-photon microscopy, multipoint scanning microscopy and high-speed, 3D super-resolution florescence microscopy. Recent innovations include elemental analyzer systems for advanced applications and research and simultaneous, all-optical stimulation and imaging platforms for neuroscience applications.

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

        We recognize revenue from system sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, title and risk of loss has been transferred to the customer, and collectability of the resulting receivable is reasonably assured. Title and risk of loss generally transfers upon shipment, or for certain systems, based upon customer acceptance for a system that has been delivered to the customer and installed at a customer facility. For systems that include customer-specific acceptance criteria, we are required to assess when we can demonstrate the acceptance criteria have been met, which generally is upon successful factory acceptance testing or customer acceptance and evidence of installation. Systems that have been shipped to customers, but not yet accepted by the customer, are included as finished goods in-transit. Finished goods in-transit was $41.4 million and $37.5 million at December 31, 2017 and 2016, respectively. We also have well-equipped applications and demonstration facilities and qualified application personnel who assist customers and provide product demonstrations in specific application areas. In total, we held $54.5 million and $34.8 million of demonstration inventory at December 31, 2017 and 2016, respectively.

Backlog

        Our backlog consists of firm orders under non-cancellable purchase orders received from customers. Total system backlog at December 31, 2017 and 2016 was approximately $1,010 million and $932 million, respectively. We anticipate that approximately 78% of the backlog as of December 31, 2017 will be filled in 2018. We experience variable and fluctuating revenues in the first three quarters of the year, while our fourth quarter revenues have historically been stronger than the rest of the year. As a result, backlog on any particular date can be indicative of our short-term revenue performance, but is not necessarily a reliable indicator of long-term revenue performance.

Employees

        As of December 31, 2017 and 2016, we had approximately 6,200 and 6,000 full-time employees worldwide, respectively. Of these employees, approximately 1,085 and 1,075 were located in the United States as of December 31, 2017 and 2016, respectively. Our employees in the United States are not unionized or affiliated with any labor organizations. Employees based outside the United States are primarily located in Europe, with worker's councils or labor unions primarily in Germany and France. Several of our international subsidiaries are parties to contracts with labor unions and workers' councils. We believe that we have good relationships with our employees and the workers' councils.

        As of December 31, 2017, we had approximately 3,035 employees in production and distribution, 1,482 employees in selling and marketing and 1,000 employees in research and development, with general and administrative employees representing the remainder. As of December 31, 2016, we had approximately 2,975 employees in production and distribution, 1,500 employees in selling and marketing and 940 employees in research and development, with general and administrative employees representing the remainder.

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

        In addition to the foreign currency exposure associated with differences between where our products are manufactured and sold by us and our competitors, our exposure to currency exchange rate fluctuations results from the currency translation exposure associated with the preparation of our consolidated financial statements, as well as from the exposure associated with transactions of our subsidiaries that are denominated in a currency other than the respective subsidiary's functional currency. While our financial results are reported in U.S. Dollars, the financial statements of many of our subsidiaries outside the U.S. are prepared using the local currency as the functional currency. During consolidation, these results are translated into U.S. Dollars by applying appropriate exchange rates. As a result, fluctuations in the exchange rate of the U.S. Dollar relative to the local currencies in which our foreign subsidiaries report could cause significant fluctuations in our reported results. Moreover, as exchange rates vary, revenue and other operating results may differ materially from our expectations. The favorable effects of changes in currency exchange rates increased our 2017 revenues by approximately $19.6 million, or 1.2%, while unfavorable foreign currency effects decreased our 2016 revenues by approximately $8.3 million, or 0.5%, respectively. Adjustments resulting from financial statement translations are included as a separate component of shareholders' equity. In the year ended December 31, 2017, we recorded net gains from currency translation adjustments of $97.1 million. In the year ended December 31, 2016, we recorded net losses from currency translation adjustments of $27.6 million.

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

        Our businesses and results of operations are affected by international, national and regional economic and political conditions. Our businesses or financial results may be adversely impacted by unfavorable changes in economic or political conditions in the countries and markets in which we operate, including, among others, adverse changes in interest rates or tax rates, volatility in financial and commodity markets, contraction in the availability of credit in the marketplace, and changes in capital spending patterns.

        Our revenue from U.S. operations represented approximately 25% and 27% of total consolidated revenue for fiscal 2017 and 2016, respectively. Our revenue from operations in Europe represented approximately 38% and 36% of total consolidated revenue for the corresponding periods. Our revenue from operations in the Asia Pacific region represented approximately 29% and 28% of total consolidated revenue for the corresponding periods. Economic factors that could adversely influence demand for the Company's products include uncertainty about global economic conditions leading to reduced levels of investment, changes in government spending levels and/or priorities, the size and availability of government budgets, customers' and suppliers' access to credit and other macroeconomic factors affecting government, academic or industrial spending behavior. Slower economic growth or a deterioration in economic conditions could result in a decrease in government funding for scientific research, a delay in orders from current or potential customers or a reduction in purchases of our products.

        We cannot predict how changes in economic conditions or political instability will affect our customers and suppliers or how any negative impact on our customers and suppliers might adversely impact our business results or financial condition.

The effect of comprehensive U.S. tax reform legislation is uncertain.

        On December 22, 2017, the President of the United States signed the Tax Cuts and Jobs Act, or the 2017 Tax Act, which enacted a wide range of changes to the U.S. income tax system, many of which differ significantly from the provisions of the previous U.S. tax law. The 2017 Tax Act, among other things, permanently reduces the U.S. corporate income tax rate to 21% beginning in 2018 and provides for more general changes to the taxation of corporations, including changes to the deductibility of interest expense, the adoption of a modified territorial tax system, assessing a repatriation tax or "toll-charge" on undistributed earnings and profits of U.S.-owned foreign corporations and broadening the corporate tax base through the elimination or reduction of deductions, exclusions and credits. We have not yet completed our assessment of the tax effects associated with the enactment of the 2017 Tax Act; however, reasonable estimates have been made of the effects of the 2017 Tax Act on the

Company's existing deferred tax balances and the one-time transition tax on undistributed earnings and profits of our foreign subsidiaries. Changes in the tax rates and laws are accounted for in the period of enactment and these estimates are reflected in our financial statements for the period ended December 31, 2017.

        The actual results of the implementation of the 2017 Tax Act may materially differ from our current estimate due to, among other things, further guidance that may be issued by U.S. tax authorities or regulatory bodies, including the SEC and the Financial Accounting Standards Board (FASB) to interpret the 2017 Tax Act. We will continue to analyze the 2017 Tax Act and any additional guidance that may be issued and finalize the full effects of applying the new legislation in future periods. Any revisions to our current estimates could materially affect our results of operations, cash flow and financial position.

We derive a significant portion of our revenue from international sales and are subject to the risks of doing business in foreign countries.

        International sales account, and are expected to continue to account, for a significant portion of our total revenues. Our revenue from non-U.S. operations represented approximately 75% and 73% of our total consolidated revenue for fiscal 2017 and 2016, respectively. Our international operations are, and will continue to be, subject to a variety of risks associated with conducting business internationally, many of which are beyond our control. These risks, which may adversely affect our ability to achieve and maintain profitability and our ability to sell our products internationally, include:

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

        We must also comply with the recently enacted European Union General Data Protection Regulation (GDPR). All European Union member states must comply with GDPR by May 2018. The goal of the regulation is to increase individual rights and protections for personal data located in or originating from the European Union. GDPR is extraterritorial in that it applies to all business within the European Union and any business is located outside of the European Union that processes personal data of individuals located within the European Union. There are significant fines associated with non-compliance.

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

        Our strategy includes expanding our technology base and product offerings through selected mergers, acquisitions and strategic alliances. For example, from 2015 to December 31, 2017, we have acquired 13 businesses to expand our technologies and product offerings.

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

        We are pursuing a number of strategies to improve our financial performance, including implementing various productivity improvement initiatives at both BSI and BEST in an effort to streamline our operations. These initiatives include the outsourcing of manufacturing activities, consolidating, transferring or ceasing operations at certain facilities; applying lean manufacturing and six sigma concepts to our operations, implementing ERP and other information technology systems and applying a shared service approach to various functions.

        We may not be able to successfully implement these strategies, and these efforts may not result in the expected improvement in our margins, profitability or cash flow. Anticipated benefits to our operating and financial performance might be reduced or delayed as a result of difficulties in implementing these initiatives, which may include complications in the transfer of assets and production knowledge, loss of key employees and/or customers, the disruption of ongoing business and possible inconsistencies in standards, controls and procedures. Implementation costs also might exceed our expectations and further cost reduction measures might become necessary, resulting in additional future charges. Our ability to successfully implement these strategies and achieve our objectives will also depend on our ability to identify, attract and retain management and other personnel with the skills and experience needed to effectively manage the process and drive our operating performance improvement during and after implementation of our improvement initiatives.

        These improvement strategies may also have unintended consequences, such as attrition beyond our intended reduction in workforce, reduced employee morale and loss of customer relationships. We also may undertake additional restructuring activities in the future. Because of these and other factors, we cannot predict whether we will realize the purpose and anticipated benefits of our restructuring and related measures, and if we do not, our business and results of operations may be adversely affected.

Goodwill, intangible assets and other long-lived assets are subject to impairment.

        We have recorded goodwill, intangible assets and other long-lived assets that must be periodically evaluated for potential impairment. We assess the realizability of the reported goodwill, intangible assets and other long-lived assets annually, as well as whenever events or changes in circumstances indicate that the assets may be impaired. These events or circumstances generally include operating losses or a significant decline in the earnings associated with the reporting unit these assets are reported within. A decline in our stock price and market capitalization may also cause us to consider whether goodwill, intangible assets and other long-lived assets may require an impairment assessment. Our ability to realize the value of these assets will depend on the future cash flows of the reporting unit in addition to how well we integrate the businesses we acquire. We have recorded impairment losses of $1.1 million, $0.8 million and $4.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

If our products fail to achieve and sustain sufficient market acceptance across their broad intended range of applications, we will not generate expected revenue.

        Our business strategy depends on our ability to successfully commercialize a broad range of products based on our technology platforms, including magnetic resonance technology, pre-clinical imaging technology, mass spectrometry technology, X-ray technology, atomic force microscopy technology, stylus and optical metrology technology, fluorescence microscopy technology, infrared technology and superconducting magnet technologies for use in a variety of life science, chemistry and materials analysis applications. Some of our products have only recently been commercially launched and have achieved only limited sales to date. The commercial success of our products depends on obtaining and expanding market acceptance by a diverse array of industrial, academic, clinical, pharmaceutical, biotechnology, applied, medical research and governmental customers around the world. We may fail to achieve or sustain substantial market acceptance for our products across the full range of our intended applications or in one or more of our principal intended applications. Any such failure could decrease our sales and revenue. To succeed, we must convince substantial numbers of potential customers to invest in new systems or replace their existing techniques with techniques employing our systems. Limited funding available for capital acquisitions by our customers, as well as our customers' own internal purchasing approval policies, could hinder market acceptance of our products. Our intended customers may be reluctant to make the substantial capital investment generally needed to acquire our products or to incur the training and other costs involved with replacing their existing systems with our products. We also may not be able to convince our intended customers that our systems are an attractive and cost-effective alternative to other technologies and systems for the acquisition, analysis and management of molecular, cellular and microscopic information. Additionally, if ethical and other concerns surrounding the use of genetic information, gene therapy or genetically modified organisms become widespread, we may have less demand for our products. Because of these and other factors, our products may fail to gain or sustain market acceptance.

Our products compete in markets that are subject to rapid technological change, and one or more of the technologies underlying our products could be made obsolete by new technology.

        The market for discovery and analysis tools is characterized by rapid technological change and frequent new product introductions. Rapidly changing technology could make some or our entire product lines obsolete unless we are able to continually improve our existing products and develop new products. Because substantially all of our products are based on our technology platforms, including magnetic resonance technology, mass spectrometry technology, X-ray technology, atomic force microscopy technology, fluorescence microscopy technology, stylus and optical metrology technology and infrared technology, we are particularly vulnerable to any technological advances that would make these techniques obsolete as the basis for analytical systems in any of our markets. To meet the evolving needs of our customers, we must rapidly and continually enhance our current and planned products and services and develop and introduce new products and services. In addition, our product lines are based on complex technologies that are subject to rapid change as new technologies are developed and introduced in the marketplace. We may have difficulty in keeping abreast of the rapid changes affecting each of the different markets we serve or intend to serve. If we fail to develop and introduce products in a timely manner in response to changing technology, market demands or the requirements of our customers, our product sales may decline, and we could experience significant losses. Currently in our backlog, we have orders totaling $112.0 million for ultra-high field magnets. If we are unable to reach the technical feasibility for these magnets, we will be unable to fulfill customer orders where alternate arrangements have not been provided for in customer contracts. Additional risks include extraordinary warranty expenses, rework and potential inventory write-offs.

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

We face substantial competition.

        We face substantial competition in our industries and we expect that competition in all of our markets will increase further. Currently, our principal competition comes from established companies providing products using existing technologies that perform many of the same functions for which we market our products. A number of our competitors have expanded their market share in recent years through business combinations. Other companies also may choose to enter our fields in the future. Our competitors may develop or market products that are more effective or commercially attractive than our current or future products or that may render our products obsolete. Competition has in the past subjected, and is likely in the future to subject, our products to pricing pressure. Many of our competitors have more experience in the market and substantially greater financial, operational, marketing and technical resources than we do, which could give them a competitive advantage in areas such as research and development, production, marketing and distribution. Our ability to compete successfully will depend, in part, on our ability to develop proprietary products that reach the market in a timely manner and are technologically superior to, less expensive than, or more cost-effective than, other currently marketed products.

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

        As part of our efforts to streamline our operations and reduce our operating costs, we outsource aspects of our manufacturing processes and continue to evaluate additional outsourcing. If our contract manufacturers fail to perform their obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and our reputation could suffer. For example, during a market upturn, our contract manufacturers may be unable to meet our demand requirements, which may preclude us from fulfilling our customers' orders on a timely basis. The ability of these manufacturers to perform is largely outside our control. Additionally, changing or replacing our contract manufacturers could cause disruptions or delays. Problems with outsourced manufacturing could result in lower revenues and unexecuted efficiencies, and adversely affect our financial condition and results of operations.

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

        Some of our employees are represented by workers' councils and labor unions in certain jurisdictions, primarily in Germany and France. Although we believe that our relations with our employees are satisfactory, if disputes with these employees arise, or if our workers engage in a strike or other work stoppage or interruption, we could experience a significant disruption of, or inefficiencies in, our operations or incur higher labor costs, which could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

        Bruker BioSpin and its customers also rely on liquid helium to operate its superconducting magnets. Helium is controlled by the Federal Helium Reserve and is subject to price changes. Shortages of liquid helium associated with federal price controls could have an adverse impact on producing and operating BioSpin's superconducting magnets and may also negatively impact the profit margins for those products.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results, which could lead to a loss of investor confidence in our financial statements and have an adverse effect on our stock price.

        Effective internal controls are necessary for us to provide reliable and accurate financial statements and to effectively prevent fraud. We devote significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes Oxley Act of 2002 and continue to enhance our controls. However, we cannot be certain that we will be able to prevent future significant deficiencies or material weaknesses. In the year ended December 31, 2017, we remediated the previously disclosed material weakness in our internal controls over the accounting for income taxes. Inadequate internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on investor confidence in our financial statements, the trading price of our stock and our access to capital.

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

        Our manufacturing, product development and research and development operations and processes involve the controlled use of certain hazardous materials. In addition, we own and/or lease a number of facilities, some of which have been in operation for many decades, where we or others may have used substances or generated and disposed of wastes which are considered hazardous or may be considered hazardous in the future. We also have acquired various companies which historically may have used certain hazardous materials and which may have owned and/or leased facilities at which hazardous materials have been used. For all of these reasons, we are subject to federal, state, foreign, and local laws and regulations governing the use, manufacture, storage, transportation, handling, treatment, remediation, and disposal of hazardous materials and certain waste products. We have potential liability under these laws and regulations with respect to the remediation of past contamination in certain of the facilities we now own or lease. Additionally, in the future our facilities and the disposal sites owned by others to which we send or sent waste, may be identified as contaminated and require remediation. Accordingly, we may become subject to additional compliance costs or environmental liabilities which may be significant and could materially harm our results of operations or financial condition.

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

Despite maintaining policies and procedures that require our employees to comply with these laws and our standards of ethical conduct, we cannot ensure that these policies and procedures will always protect us from intentional, reckless or negligent acts committed by our employees or agents. For example, in 2014 we resolved an investigation by the SEC into possible violations of the FCPA arising from past conduct of our subsidiaries operating in China. In connection with the resolution, we consented to the entry of an administrative cease and desist order by the SEC concerning violations of the books and records and internal controls provisions of the FCPA and paid an aggregate amount of approximately $2.4 million, consisting of $1.7 million in disgorgement, $0.3 million in prejudgment interest, and a $0.4 million penalty. We also incurred legal and professional fees associated with the investigation and settlement of approximately $25.1 million. Additionally, in 2017 we resolved an investigation of the Korea Fair Trade Commission ("KFTC") into improper bidding by Bruker Korea Co., Ltd. ("Bruker Korea") and several other companies in connection with bids for sales of X-ray systems in 2010 and 2012. In connection with these matters, various Korean governmental entities imposed suspensions on Bruker Korea, with overlapping suspension periods ranging from three to six months. During the periods of these suspensions, which expired in 2017, Bruker Korea was prohibited from bidding for or conducting sales to Korean governmental agencies.

        On October 19, 2017, the Company received a notice of investigation and subpoena to produce documents from the Division of Enforcement of the SEC. The subpoena seeks information related to an employee terminated as part of a restructuring and certain matters involving the Company's policies and accounting practices related to revenue recognition and restructuring activities, as well as related financial reporting, disclosure and compliance matters, since January 1, 2013. The subpoena also seeks information concerning, among other things, the Company's previously identified material weakness in internal controls over the accounting for income taxes, related financial reporting matters and certain payments for non-employee travel expenses. The Company is producing documents in response to the subpoena and intends to continue to cooperate fully with the SEC's investigation. At this time, the Company is unable to predict the duration, scope or outcome of this investigation.

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

        We have been, are, and expect to be in the future, subject to inquiries from the government agencies that enforce these regulations, including the U.S. Department of State, the U.S. Department of Commerce, the U.S. Food and Drug Administration, the U.S. Internal Revenue Service, the U.S. Department of Homeland Security, the U.S. Department of Justice, the Securities and Exchange

Commission, the Federal Trade Commission, the U.S. Customs and Border Protection and the U.S. Department of Defense, among others, as well as from state or foreign governments and their departments and agencies. As a result, from time to time, the attention of our management and other resources may be diverted to attend to these inquiries. In addition, failure to comply with these regulations or obtain or maintain necessary permits and licenses could result in a variety of fines or other censures or an interruption in our business operations which may have a negative impact on our ability to generate revenues and could adversely affect our financial condition and results of operations.

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

        As of December 31, 2017, we had outstanding an aggregate principal amount of debt totaling approximately $415.6 million, including $220.0 million of senior unsecured notes, $195.0 million of long-term borrowings under our revolving loan facility and $1.3 million of other debt, offset by unamortized debt issuance costs for the senior unsecured notes of $0.7 million. We also had the ability to borrow an additional $303.9 million available under our existing credit facility. Most of our outstanding debt is in the United States and there are substantial cash requirements in the United States to service debt interest obligations, fund operations, capital expenditures and our declared dividends and finance potential acquisitions or share repurchases. Our ability to satisfy our debt obligations and meet our other liquidity needs depends on our future operating performance and on economic, financial, competitive and other factors beyond our control. Our business may not generate sufficient cash flow to meet our debt obligations or provide sufficient funds for our other objectives. If we are unable to service our debt or obtain additional financing, we may be forced to delay strategic acquisitions, capital expenditures or research and development expenditures or suspend our dividend payments and share repurchases. We may not be able to obtain additional financing on terms acceptable to us or at all. Furthermore, a majority of our cash, cash equivalents and short-term investments is generated from foreign operations, with $405.8 million, or 92.4% held by foreign subsidiaries as of December 31, 2017. Our financial condition and results of operations could be adversely impacted if we are unable to maintain a sufficient level of cash flow in the United States to address our funding requirements through cash from operations and timely repatriation of cash from overseas or other sources obtained at an acceptable cost.

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

Changes in our effective income tax rate could adversely affect our results of operations.

        We are subject to income taxes in both the United States and various foreign jurisdictions and our domestic and international tax liabilities are largely dependent upon the distribution of income among these different jurisdictions. Various factors may have favorable or unfavorable effects on our effective income tax rate. These factors include interpretations of existing tax laws, the accounting for stock options and other share-based compensation, changes in tax laws and rates, including the recently enacted Tax Cuts and Jobs Act, future levels of research and development spending, changes in accounting standards, changes in the mix of earnings in the various tax jurisdictions in which we operate, the outcome of examinations by the U.S. Internal Revenue Service and other tax authorities, the accuracy of our estimates for unrecognized tax benefits and realization of deferred tax assets and changes in overall levels of pre-tax earnings.

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

        Our revenues and results of operations have in the past and will in the future vary from quarter to quarter due to a number of factors, many of which are outside our control and any of which may cause our stock price to fluctuate. The primary factors that may affect us include the following:

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

        As of March 12, 2018, Laukien family members, including our Chairman, President and Chief Executive Officer Frank Laukien and Director Joerg Laukien, owned, in the aggregate, approximately 35.7% of our outstanding common stock. As a result, these stockholders will be able to exercise substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change in control of our company and will make some transactions difficult to accomplish without the support of these stockholders.

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

ITEM 1B    UNRESOLVED STAFF COMMENTS

        We have not received any written comments from the staff of the Securities and Exchange Commission regarding our periodic or current reports that (1) we believe are material, (2) were issued not less than 180 days before the end of our 2017 fiscal year end, and (3) remain unresolved.

ITEM 2    PROPERTIES

        We believe that our existing principal facilities are well maintained and in good operating condition and that they are adequate for our foreseeable business needs.

        In addition to the principal facilities noted below, we lease additional facilities for sales, applications and service support in various countries throughout the world including Australia, Austria, Belgium, Brazil, China, Czech Republic, Estonia, France, Germany, Hong Kong, India, Israel, Italy, Japan, Malaysia, Mexico, Netherlands, Poland, Portugal, Russia, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan, Thailand, Turkey, Ukraine, the United Kingdom and the United States. If we should require additional or alternative facilities, we believe that such facilities can be obtained on short notice at competitive rates.

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

        Bruker Nano's five principal facilities are located in Karlsruhe and Berlin, Germany; Migdal Ha'Emek, Israel; Madison, Wisconsin, U.S.A.; and Santa Barbara, California, U.S.A. These facilities, which incorporate manufacturing, research and development, application and demonstration, marketing and sales and administration functions for the businesses of Bruker Nano, include:

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

  •
  a leased 80,000 square foot facility in Bergisch Gladbach, Germany;

  •
  a leased 107,000 square foot facility in Carteret, New Jersey, U.S.A.; and

  •
  a leased 31,000 square foot facility in Alzenau, Germany.

ITEM 3    LEGAL PROCEEDINGS

        We are involved in lawsuits, claims, and proceedings, including, but not limited to, patent and commercial matters, which arise in the ordinary course of business. There are no such matters pending that we currently believe are reasonably possible of having a material impact on our business or to our consolidated financial statements.

        In addition, from time to time, the Company is the subject of investigations by national, state and local government agencies in the United States and other countries in which it operates, involving, among other things, regulatory, financial reporting, marketing and other business practices. These governmental investigations may result in the commencement of civil and criminal proceedings, fines, penalties and administrative remedies and may have a material adverse effect on our financial position, results of operations and/or business.

        On October 19, 2017, we received a notice of investigation and subpoena to produce documents from the Division of Enforcement of the SEC. The subpoena seeks information related to an employee terminated as part of a restructuring and certain matters involving the Company's policies and accounting practices related to revenue recognition and restructuring activities, as well as related financial reporting, disclosure and compliance matters, since January 1, 2013. The subpoena also seeks information concerning, among other things, the Company's previously identified material weakness in internal controls over the accounting for income taxes, related financial reporting matters and certain payments for non-employee travel expenses. The Company is producing documents in response to the subpoena and intends to continue to cooperate fully with the SEC's investigation. At this time, we are unable to predict the duration, scope or outcome of this investigation.

ITEM 4    MINE SAFETY DISCLOSURE

        Not applicable.

PART II

ITEM 5    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices

        Our common stock is traded on the Nasdaq Global Select Market under the symbol "BRKR." The following table sets forth, for the period indicated, the high and low sales prices for our common stock as reported on the Nasdaq Global Select Market:

	High	Low
First Quarter 2017	$25.39	$21.20
Second Quarter 2017	30.02	21.83
Third Quarter 2017	30.23	26.98
Fourth Quarter 2017	36.53	29.59
First Quarter 2016	$29.23	$20.90
Second Quarter 2016	29.85	21.76
Third Quarter 2016	25.37	21.38
Fourth Quarter 2016	23.52	19.59

        As of March 12, 2018, there were approximately 88 holders of record of our common stock. This number does not include individual beneficial owners of shares held in nominee name or within clearinghouse positions of brokerage firms and banks.

Dividends

        On February 22, 2016, we announced the establishment of a dividend policy and the declaration by our Board of Directors of an initial quarterly cash dividend in the amount of $0.04 per share of our issued and outstanding common stock. Cash dividends paid in 2017 and 2016 totaled $0.04 per share in each of March, June, September and December. Under the dividend policy, we will target a cash dividend to our stockholders in the amount of $0.16 per share per annum, payable in equal quarterly installments. Subsequent dividend declarations and the establishment of record and payment dates for such future dividend payments, if any, are subject to the Board of Directors' continuing determination that the dividend policy is in the best interests of our stockholders. The dividend policy may be suspended or cancelled at the discretion of the Board of Directors at any time. We are in compliance with restrictions that the terms of certain debt facilities place on the amount of cash dividends that we could potentially pay.

Recent Sales of Unregistered Securities

        There were no unregistered sales of equity securities during the fourth quarter of 2017.

Issuer Purchases of Equity Securities

        The following table sets forth all purchases made by or on behalf of the Company or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the fourth quarter of 2017.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares (or approximate dollar value) that May Yet Be Purchased Under the Plans or Programs (3)
October 1-October 31, 2017	560,000	$30.55	560,000	$76,090,259
November 1-November 30, 2017	100,000	32.61	100,000	72,828,939
December 1-December 31, 2017	—	—	—	72,828,939

	660,000	$30.86	660,000

(1)
Includes (i) shares repurchased under a $225 million share repurchase program approved by the Board of Directors and announced on May 12, 2017 (the "Repurchase Program"), under which repurchases of common stock may occur from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, legal requirements and other considerations.

(2)
Represents shares repurchased under the Repurchase Program.

(3)
The Repurchase Program authorizes purchases of up to $225 million of the Company's common stock over a two-year period commencing May 12, 2017. As of December 31, 2017, shares of common stock with an aggregate cost of approximately $152.2 million have been repurchased. The remaining authorization under the Repurchase Program is $72.8 million as of March 12, 2018. The Repurchase Program expires May 11, 2019 and can be suspended, modified or terminated at any time without prior notice.

Stock Price Performance Graph

        The graph below shows the cumulative stockholder return, assuming the investment of $100 (and the reinvestment of any dividends thereafter) for the period beginning on December 31, 2012 and ending on December 31, 2017, for our common stock, stocks traded on Nasdaq, and a peer group consisting of U.S. Public Companies with a Standard Industry Classification, or SIC, code 3826 Laboratory Analytical Instruments. The stock price performance of Bruker Corporation shown in the following graph is not indicative of future stock price performance.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2017

Cumulative Total Return Index for:	2012	2013	2014	2015	2016	2017
Bruker Corporation	$100.0	$129.7	$128.7	$159.3	$139.9	$228.0
NASDAQ Stock Market (US companies)	100.0	139.4	160.7	173.1	190.1	203.1
SIC Code 3826 Laborartory Analytical Instruments	100.0	140.6	165.5	181.7	176.7	265.7

        The data for this performance graph was compiled by Zack's Investment Research, Inc. and is used with their permission.

ITEM 6    SELECTED FINANCIAL DATA

        The consolidated statements of income and comprehensive income data for each of the years ended December 31, 2017, 2016 and 2015, and the consolidated balance sheet data as of December 31, 2017 and 2016, have been derived from our audited consolidated financial statements included in Item 8 in this Annual Report on Form 10-K.

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

	Year Ended December 31,
	2017(1)	2016(2)	2015(3)	2014(4)	2013(5)
	(in millions, except per share data)
Consolidated/Combined Statements of Income Data:
Product revenue	$1,479.5	$1,345.4	$1,381.1	$1,571.9	$1,611.4
Service revenue	278.2	254.7	235.5	231.8	219.3
Other revenue	8.2	11.2	7.2	5.2	8.7
Total revenue	1,765.9	1,611.3	1,623.8	1,808.9	1,839.4
Total costs and operating expenses	1,551.2	1,434.1	1,478.1	1,703.5	1,691.2
Operating income	214.7	177.2	145.7	105.4	148.2
Net income attributable to Bruker Corporation	78.6	153.6	101.6	56.7	80.1
Net income per common share attributable to
Bruker Corporation shareholders:
Basic	$0.50	$0.95	$0.60	$0.34	$0.48
Diluted	$0.49	$0.95	$0.60	$0.33	$0.48
Cash dividends declared per common share	$0.16	$0.16	$—	$—	$—

(1)
2017 includes $16.2 million of restructuring costs and $1.1 million of impairment of other long-lived assets and includes $68.9 million of incremental income tax provision related to the 2017 Tax Act.

(2)
2016 includes $20.8 million of restructuring costs and $0.8 million of impairment of other long-lived assets.

(3)
2015 includes $29.3 million of restructuring costs and $4.6 million of impairment of goodwill, definite-lived intangible assets and other long-lived assets.

(4)
2014 includes $36.1 million of restructuring costs and $11.5 million of impairment of definite-lived intangible assets and other long-lived assets.

(5)
2013 includes $25.3 million of restructuring costs.

	Year Ended December 31,
	2017	2016 (1)	2015	2014 (2)	2013
	(in millions)
Consolidated/Combined Balance Sheet Data:
Cash and cash equivalents	$325.0	$342.4	$267.1	$319.5	$438.7
Short-term investments	114.2	157.9	201.2	178.0	—
Working capital (3)	834.3	751.2	677.0	783.6	783.3
Total assets	1,948.5	1,808.4	1,730.0	1,863.7	1,987.1
Total debt	415.6	411.7	265.8	353.9	353.8
Other long-term liabilities	274.9	199.0	177.4	156.2	135.2
Total shareholders' equity	733.5	693.1	732.9	771.7	850.2

(1)
In 2016, the Company adopted Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, and reclassified the debt issuance costs associated with the senior unsecured notes to a reduction of the carrying amount of debt instead of as an other asset as of each of the years presented above. The impact was $0.9 million, $1.1 million, $1.2 million and $1.4 million in each of the years ended December 31, 2015, 2014 and 2013, respectively.

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

  •
  Results of Operations.  This section provides our analysis of the significant line items on our consolidated statements of income and comprehensive income for the year ended December 31, 2017 compared to the year ended December 31, 2016 and for the year ended December 31, 2016 compared to the year ended December 31, 2015.

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

        Statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, which express that we "believe," "anticipate," "plan," "expect," "seek," "estimate," or "should," as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from those set forth in forward-looking statements. Certain factors that might cause such a difference are discussed in "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K for the year ended December 31, 2017.

        Although our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP), we believe describing revenue and expenses, excluding the effects of foreign currency, acquisitions and divestitures, as well as certain other charges, net, provides meaningful supplemental information regarding our performance. Specifically, management believes that free cash flow and organic revenue, both non-GAAP financial measures, as well as non-GAAP gross profit margin and non-GAAP operating margin, provide relevant and useful information which is widely used by equity analysts, investors and competitors in our industry, as well as by our management, in assessing both consolidated and business unit performance. We define the term organic revenue as GAAP revenue excluding the effect of foreign currency translation changes and the effect of acquisitions and divestitures. We define the term non-GAAP gross profit margin as GAAP gross profit margin with certain non-GAAP measures excluded and non-GAAP operating margin as GAAP operating margin with certain non-GAAP measures excluded. These non-GAAP measures exclude costs related to restructuring actions, acquisition and related integration expenses, amortization of acquired intangible assets and other costs that are infrequent or non-recurring in nature and we believe these are useful measures to evaluate our continuing business.

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

        For the year ended December 31, 2017, our revenue increased by $154.6 million, or 9.6%, to $1,765.9 million, compared to $1,611.3 million for the year ended December 31, 2016. Included in revenue were an increase of approximately $77.2 million attributable to our recent acquisitions and an increase of approximately $19.6 million from the impact of foreign currency translation caused by the weakening of the U.S. Dollar versus the Euro and other currencies. Excluding the effects of foreign currency translation and our recent acquisitions, our organic revenue, a non-GAAP measure, increased by $57.8 million, or 3.6%.

        Our gross profit margin remained approximately consistent at 46.0% during the year ended December 31, 2017 as compared to 46.1% during the year ended December 31, 2016. The positive effect of higher sales resulting from improvements in European and Industrial end markets was offset primarily by unfavorable business and product mix caused higher revenues in our now larger BEST segment which has lower gross profit margins and unfavorable mix within the BioSpin Group.

        Our operating margin increased to 12.2% for the year ended December 31, 2017 from 11.0% during the year ended December 31, 2016 demonstrating operating leverage following Bruker's multi-year operational transformation while appropriately investing in our six strategic growth areas. The operating margin increased due primarily to positive operating leverage on higher sales, cost discipline and savings from restructuring initiatives. These factors more than offset dilution from recent acquisitions and foreign currency translations effects.

        The income tax provision in the years ended December 31, 2017 and 2016 was $117.5 million and $23.1 million, respectively, representing effective tax rates of 59.4% and 13.0%, respectively. The increase in our effective tax rate for the year ended December 31, 2017, compared to 2016, was primarily attributable to the impact of U.S. tax reform in 2017 offset by the 2016 release of our remaining valuation allowances and the recognition of previously unrecognized tax benefits due to the closure of tax audits in 2016. Our tax rate may change over time as the amount and mix of jurisdictional income changes.

        On December 22, 2017 (Enactment Date), the President of the United States signed tax reform legislation (2017 Tax Act), which enacted a wide range of changes to the U.S. corporate income tax system, many of which differ significantly from the provisions of the previous U.S. tax law. We have not yet completed the assessment of the tax effects associated with the enactment of the 2017 Tax Act. However, a reasonable estimate has been made of the effects on the existing deferred tax balances and the one-time transition tax. Changes in the tax rates and laws are accounted for in the period of enactment. Therefore, during the fourth quarter of 2017, we recorded an incremental income tax provision of $68.9 million, which is primarily comprised of the following:

  •
  An estimated income tax provision of $55.0 million for the federal and state impacts of the one-time deemed repatriation of pre-2018 E&P. In accordance with the 2017 Tax Act, the federal portion of the toll charge liability may be paid over eight years. Such liability can be reduced by certain credits. Accordingly, we have recorded $30.6 million and $2.7 million in long-term income tax liabilities and accrued income taxes (current), respectively, as of December 31, 2017

  •
  An estimated net income tax benefit of $1.4 million, for the remeasurement of our deferred tax assets and liabilities at the newly enacted tax rate of 21%; and

  •
  As a result of the 2017 Tax Act and our expectations about distributing certain cash balances from its foreign subsidiaries to the United States, we also recorded estimated income tax provisions for estimated state income taxes and foreign withholding taxes of $12.5 million.

        The actual results of the implementation of the 2017 Tax Act may materially differ from our current estimate due to, among other things, further guidance that may be issued by U.S. tax authorities or regulatory bodies including the SEC and the FASB to interpret the 2017 Tax Act. We will continue to analyze the 2017 Tax Act and any additional guidance that may be issued and finalize the full effects of applying the new legislation in the measurement period.

        Earnings per share decreased from $0.95 to $0.49 per diluted share for the year ended December 31, 2017 when compared to the year ended December 31, 2016. The decrease was primarily due to the impact of U.S. tax reform which resulted in a significantly higher effective tax rate for the year ended December 31, 2017.

        Operating cash flow for the year ended December 31, 2017 was a source of cash of $154.4 million. For the year ended December 31, 2017, our free cash flow, a non-GAAP measure, was $110.7 million, calculated as follows:

	Year Ended December 31,
	2017	2016	2015
Net cash provided by operating activities	$154.4	$130.8	$229.2
Less: Purchases of property, plant and equipment	43.7	37.1	34.2

Free Cash Flow	$110.7	$93.7	$195.0

        For the year ended December 31, 2017 our free cash flow was 18% higher than for the year ended December 31, 2016 primarily attributable to higher net earnings adjusted for non-cash items, lower inventory levels and timing of employee payments. These effects were partially offset by an increase in accounts receivables caused by proportionately higher sales late in the fourth quarter of 2017.

        In May 2017, our Board of Directors approved a share repurchase program (the "Repurchase Program") that authorized repurchases of up to $225.0 million of common stock over two years. A total of 5,318,063 shares were repurchased at an aggregate cost of $152.2 million in the twelve months ended December 31, 2017.

        On February 22, 2016, we announced the establishment of a dividend policy and the declaration by our Board of Directors of an initial quarterly cash dividend in the amount of $0.04 per share of our issued and outstanding common stock. Dividends amounting to $25.4 million and $25.8 million were paid during the years ended December 31, 2017 and 2016, respectively. Future dividend payments, if any are subject to approval of our Board of Directors. We are targeting a cash dividend to our shareholders in the amount of $0.16 per share per annum, payable in equal quarterly installments.

        In the years ended December 31, 2017 and 2016, we completed various acquisitions that complemented our existing market offerings and added aftermarket and software capabilities to our existing microbiology business. The impact of the acquired companies on revenues, net income and total assets was not material.

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

RESULTS OF OPERATIONS

  Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Consolidated Results

        The following table presents our results for the years ended December 31, 2017 and 2016 (dollars in millions, except per share data):

	Year Ended December 31,
	2017	2016
Product revenue	$1,479.5	$1,345.4
Service revenue	278.2	254.7
Other revenue	8.2	11.2

Total revenue	1,765.9	1,611.3
Cost of product revenue	790.7	714.2
Cost of service revenue	160.8	150.0
Cost of other revenue	1.4	4.6

Total cost of revenue	952.9	868.8

Gross profit	813.0	742.5
Operating expenses:
Selling, general and administrative	415.9	390.5
Research and development	162.7	149.0
Other charges	19.7	25.8

Total operating expenses	598.3	565.3

Operating income	214.7	177.2
Interest and other income (expense), net	(16.9)	0.4

Income before income taxes and noncontrolling interest in consolidated subsidiaries	197.8	177.6
Income tax provision	117.5	23.1

Consolidated net income	80.3	154.5
Net income attributable to noncontrolling interest in consolidated subsidiaries	1.7	0.9

Net income attributable to Bruker Corporation	$78.6	$153.6

Net income per common share attributable to
Bruker Corporation shareholders:
Basic	$0.50	$0.95
Diluted	$0.49	$0.95
Weighted average common shares outstanding:
Basic	158.1	161.4
Diluted	159.1	162.2

Revenue

        For the year ended December 31, 2017, our revenue increased by $154.6 million, or 9.6%, to $1,765.9 million, compared to $1,611.3 million for the year ended December 31, 2016. Included in revenue were an increase of approximately $77.2 million attributable to our recent acquisitions and an increase of approximately $19.6 million from the impact of foreign currency translation caused by the weakening of the U.S. Dollar versus the Euro and other currencies. Excluding the effects of foreign currency translation and our recent acquisitions, our organic revenue, a non-GAAP measure, increased by $57.8 million, or 3.6%.

Gross Profit

        Our gross profit for the year ended December 31, 2017 was $813.0 million, resulting in a gross profit margin of 46.0%, compared to $742.5 million, resulting in a gross profit margin of 46.1%, for the year ended December 31, 2016. Included in gross profit were various charges for amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring costs totaling $36.1 million and $31.9 million for the years ended December 31, 2017 and 2016, respectively. Excluding these charges, our non-GAAP gross profit margins was 48.1% in each of the years ended December 31, 2017 and 2016.

Selling, General and Administrative

        Our selling, general and administrative expenses for the year ended December 31, 2017 increased to $415.9 million, or 23.6% of revenue, from $390.5 million, or 24.2% of revenue, for the year ended December 31, 2016. The increase was primarily caused by the effect of recent acquisitions in our Bruker Nano Group and Bruker CALID Group. The decrease in selling, general and administrative expenses as a percentage of revenue was attributable to cost control discipline and savings associated with restructuring initiatives.

Research and Development

        Our research and development expenses for the year ended December 31, 2017 increased to $162.7 million, or 9.2% of revenue, from $149.0 million, or 9.2% of revenue, for the year ended December 31, 2016. The increase was primarily caused by the effect of recent acquisitions in our Bruker Nano Group and Bruker CALID Group.

Other Charges, Net

        Other charges, net was $19.7 million for the year ended December 31, 2017, of which $18.7 million related to the BSI Segment and $1.0 million related to the BEST Segment. The charges consisted primarily of $10.6 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives, $4.5 million related primarily to additional contingent consideration recognized for the acquisition of Jordan Valley Semiconductors, Ltd. ("Jordan Valley") based upon an increase in revenue levels of the acquired business which increased the amount of expected earn out payments, $4.2 million of costs associated with our global information technology (IT) transformation initiative and impairment charges of $0.2 million comprised of other long-lived assets related to the restructuring actions.

        Other charges, net was $25.8 million for the year ended December 31, 2016, of which $25.2 million related to the BSI Segment and $0.6 million related to the BEST Segment. The charges consisted primarily of $9.8 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives, $9.0 million related primarily to additional contingent consideration recognized for the Jordan Valley acquisition based upon an increase in revenue levels of the acquired business which increased the amount of expected earn out payments, $6.2 million of costs associated with our global IT transformation initiative and impairment charges of $0.8 million comprised of other long-lived assets related to the restructuring actions within the Bruker CALID and Bruker Nano Groups during the year.

        In 2018, we expect to incur $7.0 to $10.0 million of expense related to various outsourcing initiatives and other restructuring activities that were implemented in 2017 or will commence in 2018.

        At December 31, 2017 and 2016, we performed our annual goodwill and indefinite-lived intangible impairment evaluation and concluded the fair values of each of our reporting units were significantly greater than their carrying amounts, and therefore, no additional impairment is required.

        We will continue to monitor goodwill and long-lived intangible assets, as well as long-lived tangible assets, for possible future impairment.

Operating Income

        Operating income for the year ended December 31, 2017 was $214.7 million, resulting in an operating margin of 12.2%, compared to income from operations of $177.2 million, resulting in an operating margin of 11.0%, for the year ended December 31, 2016. The operating margin increased due primarily to positive operating leverage on higher revenues, cost discipline and savings from restructuring initiatives. These factors more than offset dilution from recent acquisitions and foreign currency translation effects. Included in operating income were various charges for amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring costs totaling $61.4 million and $60.7 million for the years ended December 31, 2017 and 2016, respectively. Excluding these charges, our non-GAAP operating margins was 15.6% and 14.8% in the years ended December 31, 2017 and 2016, respectively.

Interest and Other Income (Expense), Net

        Interest and other income (expense), net during the year ended December 31, 2017 was ($16.9) million, compared to $0.4 million for the year ended December 31, 2016.

        During the year ended December 31, 2017, the major components within interest and other income (expense), net were net interest expense of $14.6 million and realized and unrealized losses on foreign currency denominated transactions of $5.5 million, partially offset by $2.1 million of proceeds from a cargo insurance settlement and a gain on acquisition of $0.6 million. The $0.6 million gain on acquisition related to the acquisition of MERLIN Diagnostika GmbH within the BSI Segment as the value of the assets purchased exceeded the consideration paid. During the year ended December 31, 2016, the major components within interest and other income (expense), net were a gain on acquisition of $9.2 million, realized and unrealized gains on foreign currency denominated transactions of $4.1 million, partially offset by net interest expense of $12.9 million. The $9.2 million gain on acquisition related to the acquisition of Oxford Instruments Superconducting Wire LLC ("OST") within the BEST Segment as the value of the assets purchased exceeded the consideration paid.

        We expect to incur approximately $13.5 million of interest expense in 2018.

Income Tax Provision

        The income tax provision in the years ended December 31, 2017 and 2016 was $117.5 million and $23.1 million, respectively, representing effective tax rates of 59.4% and 13.0%, respectively. The increase in our effective tax rate for the year ended December 31, 2017, compared to 2016, was primarily attributable impact of U.S. tax reform in 2017 which was offset by the 2016 release of our remaining valuation allowances and the recognition of previously unrecognized tax benefits due to the closure of tax audits in 2016. Our tax rate may change over time as the amount and mix of jurisdictional income changes.

        We expect our effective income tax rate to be approximately 25.0% for the year ended December 31, 2018.

        On December 22, 2017 (Enactment Date), the President of the United States signed tax reform legislation (2017 Tax Act), which enacted a wide range of changes to the U.S. corporate income tax system, many of which differ significantly from the provisions of the previous U.S. tax law. We have not yet completed the assessment of the tax effects associated with the enactment of the 2017 Tax Act. However, a reasonable estimate has been made of the effects on the existing deferred tax balances and the one-time transition tax. Changes in the tax rates and laws are accounted for in the period of enactment. Therefore, during the fourth quarter of 2017, we recorded an incremental income tax provision of $68.9 million, which is primarily comprised of the following:

  •
  An estimated income tax provision of $55.0 million for the federal and state impacts of the one-time deemed repatriation of pre-2018 E&P. In accordance with the 2017 Tax Act, the federal portion of the toll charge liability may be paid over eight years. Such liability can be reduced by certain credits. Accordingly, we have recorded $30.6 million and $2.7 million in long-term income tax liabilities and accrued income taxes (current), respectively, as of December 31, 2017

  •
  An estimated net income tax benefit of $1.4 million, for the remeasurement of our deferred tax assets and liabilities at the newly enacted tax rate of 21%; and

  •
  As a result of the 2017 Tax Act and our expectations about distributing certain cash balances from its foreign subsidiaries to the United States, we also recorded estimated income tax provisions for estimated state income taxes and foreign withholding taxes of $12.5 million.

        The actual results of the implementation of the 2017 Tax Act may materially differ from our current estimate due to, among other things, further guidance that may be issued by U.S. tax authorities or regulatory bodies including the SEC and the FASB to interpret the 2017 Tax Act. We will continue to analyze the 2017 Tax Act and any additional guidance that may be issued and finalize the full effects of applying the new legislation in the measurement period.

        The majority of the Company's earnings are derived in Germany and Switzerland. Accounting for the various federal and local taxing authorities, the statutory rates for 2017 were approximately 30.0% and 20.0% for Germany and Switzerland, respectively. The mix of earnings in those two jurisdictions resulted in a reduction of 7.8% from the U.S. statutory rate of 35.0% in 2017. The Company has not been party to any tax holiday agreements.

Net Income Attributable to Noncontrolling Interests

        Net income attributable to noncontrolling interests for the year ended December 31, 2017 was $1.7 million compared to $0.9 million for the year ended December 31, 2016. The net income attributable to noncontrolling interests represented the minority shareholders' proportionate share of the net income recorded by our majority-owned indirect subsidiaries.

Net Income Attributable to Bruker Corporation

        Our net income attributable to Bruker Corporation for the year ended December 31, 2017 was $78.6 million, or $0.49 per diluted share, compared to net income of $153.6 million, or $0.95 per diluted share, for 2016. The decrease for the year ended December 31, 2017 was primarily caused by the impact of U.S. tax reform as noted above.

Segment Results

Revenue

        The following table presents revenue, change in revenue, and revenue growth by reportable segment for the years ended December 31, 2017 and 2016 (dollars in millions):

	2017	2016	Dollar Change	Percentage Change
BSI	$1,583.9	$1,492.6	$91.3	6.1%
BEST	191.2	130.2	61.0	46.9%
Eliminations (a)	(9.2)	(11.5)	2.3

	$1,765.9	$1,611.3	$154.6	9.6%

(a)
Represents product and service revenue between reportable segments.

BSI Segment Revenues

        For financial reporting purposes, we aggregate the Bruker BioSpin, Bruker CALID and Bruker Nano operating segments into the Bruker Scientific Instruments (BSI) reportable segment, which represented approximately 90% of the Company's revenues during the year ended December 31, 2017. This aggregation reflects these operating segments' similar economic characteristics, production processes, customer services provided, types and classes of customers, methods of distribution and regulatory environments. Our BEST Segment is our other reportable segment and represents the remainder of our revenues.

        BSI Segment revenue increased by $91.3 million, or 6.1%, to $1,583.9 million for the year ended December 31, 2017, compared to $1,492.6 million for the year ended December 31, 2016. Included in revenue was an increase of approximately $33.4 million related to our recent acquisitions and approximately $17.3 million from the impact of foreign currency translation caused by the weakening of the U.S. Dollar versus the Euro and other currencies. Excluding the effects of foreign currency translation and our recent acquisitions, organic revenue, a non-GAAP measure, increased by $40.6 million, or 2.7%.

        Bruker BioSpin Group revenue increased by $9.2 million to $571.9 million for the year ended December 31, 2017, compared to $562.7 million for the year ended December 31, 2016. The Bruker BioSpin Group revenue increased despite a challenging comparison as the year ended December 31, 2016 benefited from the sale of the first shielded ultra-high field one gigahertz NMR system and higher levels of high field NMR systems. The increase in revenue was primarily attributable to the service and aftermarket business of the Bruker BioSpin Group and foreign currency translations.

        Bruker CALID Group revenue increased by $23.6 million to $499.0 million for the year ended December 31, 2017 compared to $475.4 million for the year ended December 31, 2016. The Bruker CALID Group increase was primarily the result of improved academic end markets, particularly for mass spectrometry products and within Europe, and infrared and Raman technologies used in applied and industrial end markets, and the contributions of acquisitions and foreign currency translation effects. These increases were partly offset by lower CBRNE revenue, which benefited from a significant contract in the year ended December 31, 2016.

        Bruker Nano Group revenue increased by $58.4 million to $513.0 million for the year ended December 31, 2017, compared to $454.6 million for the year ended December 31, 2016. The Bruker Nano Group revenue increase was primarily as a result of recent acquisitions, growth within the academic and industrial markets for X-ray and nano surfaces products and growth in semiconductor metrology markets.

        System revenue and aftermarket revenue as a percentage of total BSI Segment revenue were as follows during the years ended December 31, 2017 and 2016 (dollars in millions):

	2017		2016
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System revenue	$1,147.1	72.4%	$1,092.8	73.2%
Aftermarket revenue	436.8	27.6%	399.8	26.8%

Total revenue	$1,583.9	100.0%	$1,492.6	100.0%

BEST Segment Revenues

        BEST Segment revenue increased by $61.0 million, or 46.9%, to $191.2 million for the year ended December 31, 2017, compared to $130.2 million for the year ended December 31, 2016. The increase in revenue resulted from the OST acquisition, which was completed in the fourth quarter of 2016, and organic revenue growth caused by higher shipments of superconductors to large magnetic resonance imaging customers.

        System and wire revenue and aftermarket revenue as a percentage of total BEST Segment revenue were as follows during the years ended December 31, 2017 and 2016 (dollars in millions):

	2017		2016
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System and wire revenue	$187.7	98.2%	$126.9	97.5%
Aftermarket revenue	3.5	1.8%	3.3	2.5%

Total revenue	$191.2	100.0%	$130.2	100.0%

Gross Profit and Operating Expenses

        For the year ended December 31, 2017, gross profit margin in the BSI Segment increased to 49.6% from 48.1% in the year ended December 31, 2016. The increase in gross margin was caused primarily by higher sales attributable to improved European and industrial end markets and operating cost improvements resulting from recent restructuring and operational initiatives. A product mix favoring less profitable lower field NMR systems within the BioSpin Group was an offset to the year over year BSI Segment gross margin expansion. The BEST Segment gross profit margin decreased to 15.3% from 17.1% for the year ended December 31, 2016. Lower gross margins resulted primarily from the impact of the OST acquisition. Integration plans for the BEST Segment's OST business include commercial and productivity improvement actions designed to achieve pre-acquisition gross profit margin levels.

        For the year ended December 31, 2017, selling, general and administrative expenses and research and development expenses in the BSI Segment increased to $557.8 million, or 35.2% of segment revenue, from $524.0 million, or 35.1% of segment revenue, for the comparable period in 2016. Selling, general and administrative expenses and research and development expenses in the BEST Segment increased to $20.7 million, or 10.8% of segment revenue, in 2017 compared to $15.5 million, or 11.9% of segment revenue, in 2016. The decrease in BEST Segment operating expenses as a percent of revenue was primarily attributable to the increased revenue during the year ended December 31, 2017.

Operating Income

        The following table presents operating income and operating margins on revenue by reportable segment for the years ended December 31, 2017 and 2016 (dollars in millions):

	2017		2016
	Operating Income	Percentage of Segment Revenue	Operating Income	Percentage of Segment Revenue
BSI	$208.6	13.2%	$168.9	11.3%
BEST	7.4	3.9%	6.6	5.1%
Corporate, eliminations and other (a)	(1.3)		1.7

Total operating income	$214.7	12.2%	$177.2	11.0%

(a)
Represents corporate costs and eliminations not allocated to the reportable segments.

        BSI Segment operating income for the year ended December 31, 2017 was $208.6 million, resulting in an operating margin of 13.2%, compared to income from operations of $168.9 million, resulting in an operating margin of 11.3%, for the year ended December 31, 2016. Our operating margin increased primarily because of the gross profit improvements noted above, as well as operational improvements as a result of our restructuring initiatives.

        BEST Segment operating income for the year ended December 31, 2017 was $7.4 million, resulting in an operating margin of 3.9%, compared to operating income of $6.6 million, resulting in an operating margin of 5.1%, for the year ended December 31, 2016. The decrease in operating margin was primarily the result of the gross margin deterioration noted above.

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

Interest and Other Income (Expense), Net

        Interest and other income (expense), net during the year ended December 31, 2016 was $0.4 million compared to ($17.7) million for the year ended December 31, 2015.

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

        System and wire revenue and aftermarket revenue as a percentage of total BEST Segment revenue were as follows during the years ended December 31, 2016 and 2015 (dollars in millions):

	2016		2015
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System and wire revenue	$126.9	97.5%	$129.7	97.0%
Aftermarket and other revenue	3.3	2.5%	4.0	3.0%

Total revenue	$130.2	100.0%	$133.7	100.0%

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

        During the year ended December 31, 2017, net cash provided by operating activities was $154.4 million, resulting primarily from consolidated net income adjusted for non-cash items of $195.0 million, offset by a net increase in operating assets and liabilities, net of acquisitions and divestitures, of $40.6 million. The increase in operating assets and liabilities, net of acquisitions and divestitures, for the year ended December 31, 2017 was primarily caused by an increase in accounts receivables caused by proportionately higher sales late in the fourth quarter of 2017, which was offset in part by the income tax accruals in the fourth quarter of 2017 related to U.S. tax reform legislation, as well as higher compensation and restructuring accruals.

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

        During the year ended December 31, 2017, net cash used in investing activities was $30.2 million, compared to net cash used in investing activities of $21.8 million during the year ended December 31, 2016. Cash used in investing activities during the year ended December 31, 2017 was primarily due to the net cash paid for acquisitions of $66.3 million and net capital expenditures of $32.2 million. These activities were offset, in part, by net cash proceeds of short-term investments of $68.3 million. During the year ended December 31, 2016, net cash used in investing activities was $21.8 million, compared to net cash used in investing activities of $102.4 million during the year ended December 31, 2015. Cash used in investing activities during the year ended December 31, 2016 was primarily caused by net capital expenditures of $36.0 million and cash paid for acquisitions, net of cash acquired, of $24.3 million offset, in part, by maturities, net of purchases, of short-term investments of $38.5 million.

        We expect capital expenditures in 2018 to amount to approximately $50.0 million.

        During the year ended December 31, 2017, net cash used in financing activities was $159.0 million, compared to net cash used in financing activities of $27.9 million during the year ended December 31, 2016. Cash used in financing activities during the year ended December 31, 2017 was primarily caused by the repurchase of common stock of $152.2 million, $130.0 million of repayments under the revolving line of credit, $25.4 million used for the payment of dividends and $20.0 million of repayments under the Note Purchase Agreement. These cash uses were partially offset by borrowings of $154.0 million under the revolving line of credit and $20.0 million of proceeds from the issuance of common stock in connection with stock option exercises. Cash used in financing activities during the year ended December 31, 2016 was primarily caused by the repurchase of common stock of $160.0 million and $25.8 million used for the payment of dividends, partially offset by borrowings of $146.0 million under the revolving line of credit and $11.5 million of proceeds from the issuance of common stock in connection with stock option exercises.

        In May 2017, our Board of Directors approved a share repurchase program (the "Repurchase Program") under which repurchases of common stock in the amount of up to $225.0 million may occur from time to time, in amounts, at prices, and at such times as we deem appropriate, subject to market conditions, legal requirements and other considerations. A total of 5,318,063 shares were repurchased at an aggregate cost of $152.2 million as of December 31, 2017 under this Repurchase Program. We intend to fund any additional repurchases from cash on hand, future cash flows from operations and available borrowings under our revolving credit facility.

        The repurchased shares are reflected within Treasury stock in the accompanying consolidated balance sheet at December 31, 2017.

        Cash, cash equivalents and short-term investments at December 31, 2017 and 2016 totaled $439.2 million and $500.3 million, respectively, of which $405.8 million and $460.9 million, respectively, related to cash, cash equivalents and short-term investments held outside of the U.S. in our foreign subsidiaries, most significantly in the Netherlands and Switzerland.

        At December 31, 2017 and in accordance with the 2017 Tax Act, we recorded state and foreign withholding taxes on the cash and liquid assets portion of the unremitted earnings and profits (E&P) of foreign subsidiaries expected to be repatriated from its foreign subsidiaries to the United States. We continue to be indefinitely reinvested amounting to $740.0 million of non-cash E&P that is related to the 2017 Tax Act deemed repatriation. If this E&P is ultimately distributed to the United States in the form of dividends or otherwise we would likely be subject to additional withholding tax. We will continue to evaluate our assertions on the cumulative historical outside basis differences in our foreign subsidiaries as of December 31, 2017. We expect to finalize its analysis and accounting related to the toll charge and any remaining outside basis differences in our foreign subsidiaries during the measurement period. We estimate the amount of unrecognized deferred withholding taxes on the undistributed E&P to be approximately $27 million at December 31, 2017.

        As of December 31, 2017, we had approximately $23.2 million of net operating loss carryforwards available to reduce state taxable income. We also had approximately $77.4 million of German Trade Tax and Corporate Income Tax net operating losses that are carried forward indefinitely. Additionally, we had $13.9 million of other foreign net operating losses that are expected to expire at various times beginning in 2018. We also had state research and development tax credits of $7.5 million. Utilization of these credits and state net operating losses may be subject to annual limitations due to the ownership percentage change limitations provided by the Internal Revenue Code Section 382 and similar state provisions. In the event of a deemed change in control under Internal Revenue Code Section 382, an annual limitation on the utilization of net operating losses and credits may result in the expiration of all or a portion of the net operating loss and credit carryforwards.

        Uncertain tax contingencies are positions taken or expected to be taken on an income tax return that may result in additional payments to tax authorities. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.

        At December 31, 2017, we had outstanding debt totaling $415.6 million, consisting of $220.0 million outstanding under the Note Purchase Agreement described below, $195.0 million outstanding under the revolving loan component of the 2015 Credit Agreement described below and $1.3 million under capital lease obligations and other loans. These amounts were offset by unamortized debt issuance costs under the Note Purchase Agreement of $0.7 million. At December 31, 2016, we had outstanding debt totaling $411.7 million, consisting of $240.0 million outstanding under the Note Purchase Agreement described below, $171.0 million outstanding under the revolving loan component of the 2015 Credit Agreement described below and $1.5 million under capital lease obligations and other loans. These amounts were offset by unamortized debt issuance costs under the Note Purchase Agreement of $0.8 million.

        The following is a summary of the maximum commitments and the net amounts available to us under the 2015 Credit Agreement and other lines of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand with interest payable monthly, at December 31, 2017 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
2015 Credit Agreement	2.7%	$500.0	$195.0	$1.1	$303.9
Other lines of credit	—	257.9	—	137.7	120.2

Total revolving loans		$757.9	$195.0	$138.8	$424.1

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

        As of December 31, 2017, we were in compliance with the covenants, as defined by the 2015 Credit Agreement, as our leverage ratio was 1.32 and our interest coverage ratio was 15.5.

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

        Under the terms of the Note Purchase Agreement, we may issue and sell additional senior notes up to an aggregate principal amount of $600 million, subject to certain conditions. Interest on the Senior Notes is payable semi-annually on January 18 and July 18 of each year. The Senior Notes are unsecured obligations of ours and are fully and unconditionally guaranteed by certain of our direct and indirect subsidiaries. The Senior Notes rank pari passu in right of repayment with our other senior unsecured indebtedness. We may prepay some or all of the Senior Notes at any time in an amount not less than 10% of the original aggregate principal amount of the Senior Notes to be prepaid, at a price equal to the sum of (a) 100% of the principal amount thereof, plus accrued and unpaid interest, and (b) the applicable make-whole amount, upon not less than 30 and no more than 60 days written notice to the holders of the Senior Notes. In the event of a change in control of the Company, as defined in the Note Purchase Agreement, we may be required to prepay the Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest.

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

        As of December 31, 2017, we were in compliance with the covenants of the Note Purchase Agreement. Our leverage ratio (as defined in the Note Purchase Agreement) was 1.32 and our interest coverage ratio (as defined in the Note Purchase Agreement) was 15.5.

        The following table summarizes maturities for our significant financial obligations as of December 31, 2017 (dollars in millions):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Revolving lines of credit	$195.0	$—	$195.0	$—	$—
Other long-term debt, including current portion	220.6	—	14.9	104.9	100.8
Interest payable on long-term debt and revolving lines of credit	65.1	14.8	27.9	15.7	6.7
Unconditional purchase commitments (1)	164.0	157.0	6.8	0.2	—
Acquisition-related contingent consideration (2)	12.7	6.5	2.9	3.3	—
Operating lease obligations	76.9	21.2	27.4	14.7	13.6
2017 Tax Act impact	33.3	2.7	8.0	7.7	14.9
Pension liabilities	45.5	2.7	6.0	8.0	28.8
Uncertain tax contingencies	4.6	1.1	0.9	0.1	2.5

	$817.7	$206.0	$289.8	$154.6	$167.3

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

        Revenue recognition.    We recognize revenue from system sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, title and risk of loss has been transferred to the customer, and collectability of the resulting receivable is reasonably assured. Title and risk of loss generally transfers upon shipment, or for certain systems, based upon customer acceptance for a system that has been delivered to the customer and installed at a customer facility. For systems that include customer-specific acceptance criteria, we are required to assess when we can demonstrate the acceptance criteria has been met, which generally is upon successful factory acceptance testing or customer acceptance and evidence of installation.

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

        On December 22, 2017 (Enactment Date), the President of the United States signed tax reform legislation (2017 Tax Act), which enacted a wide range of changes to the U.S. corporate income tax system, many of which differ significantly from the provisions of the previous U.S. tax law. We have not yet completed the assessment of the tax effects associated with the enactment of the 2017 Tax Act; however, a reasonable estimate has been made of the effects on the existing deferred tax balances and the one-time transition tax. Changes in the tax rates and laws are accounted for in the period of enactment. The actual results of the implementation of the 2017 Tax Act may materially differ from our current estimate due to, among other things, further guidance that may be issued by U.S. tax authorities or regulatory bodies including the SEC and the FASB to interpret the 2017 Tax Act. We will continue to analyze the 2017 Tax Act and any additional guidance that may be issued and finalize the full effects of applying the new legislation in the measurement period.

        Inventories.    Inventories are stated at the lower of cost and net realizable value, with costs determined by the first-in, first-out method for a majority of subsidiaries and by average cost for certain other subsidiaries. We record provisions to account for excess and obsolete inventory to reflect the expected non-saleable or non-refundable inventory based on an evaluation of slow moving products or products no longer offered for sale. Inventories also include demonstration units located in our demonstration laboratories or installed at the sites of potential customers. We consider our demonstration units to be available for sale and have a history of selling these demonstration units. We reduce the carrying value of demonstration inventories for differences between cost and estimated net realizable value, taking into consideration usage in the preceding twelve months, expected demand, technological obsolescence and other information including the physical condition of the unit. If ultimate usage or demand varies significantly from expected usage or demand, additional write-downs may be required, resulting in additional charges to operations.

        Goodwill, other intangible assets and other long-lived assets.    We evaluate goodwill for impairment annually and when events occur or circumstances change. We test goodwill for impairment at the reporting unit level, which is the operating segment or one level below an operating segment. Under U.S. GAAP, we have the option of performing a qualitative assessment to determine whether further impairment testing is necessary before performing a two-step quantitative assessment. The qualitative assessment requires significant judgments about macro-economic conditions including the entity's operating environment; its industry and other market considerations; entity-specific events related to financial performance or loss of key personnel; and other events that could impact the reporting unit. If, as a result of our qualitative assessment, it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test will be required. Otherwise, no further testing is required. If a quantitative impairment test is performed, the first step involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using a weighting of both the market approach and the income approach methodologies. The income approach valuation methodology includes discounted cash flow estimates. Estimating the fair value of the reporting units requires significant judgment about the future cash flows. If the carrying amount of a reporting unit exceeds the fair value of the reporting unit, we perform the second step of the goodwill impairment test to measure the amount of the impairment. In the second step of the goodwill impairment test, we compare the implied fair value of the reporting unit's goodwill with the carrying value of that goodwill. At December 31, 2017, we performed our annual goodwill and indefinite-lived intangible impairment evaluation using a qualitative impairment test and concluded the fair values of each of our reporting units were significantly greater than their carrying amounts, and therefore, no additional impairment was required.

        We also review definite-lived intangible assets and other long-lived assets when indications of potential impairment exist. Should the fair value of our long-lived assets decline because of reduced operating performance, market declines or other indicators of an impairment, a charge to operations for impairment may be necessary.

RECENT ACCOUNTING PRONOUNCEMENTS

        In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new standard simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test. This ASU will be applied prospectively and is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The adoption of this standard is not expected to have a material impact on our financial position, results of operations or statements of cash flows upon adoption.

        In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard was adopted as of the effective date of January 1, 2018. We have evaluated the provisions of this standard and have determined that the impact of adoption of ASU No. 2017-01 was not material to our consolidated financial statements.

        In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740)—Intra-Entity Transfer of Assets Other than Inventory. The new standard requires recognition of current and deferred income taxes resulting from an intra-entity transfer of any asset (excluding inventory) when the transfer occurs. This is a change from existing U.S. GAAP which prohibits recognition of current and deferred income taxes until the asset is sold to a third party. This new standard was adopted as of the effective date of January 1, 2018. We have evaluated the provisions of this standard and have determined that the impact of adoption of ASU No. 2016-16 was not material to our consolidated financial statements.

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

        During the fourth quarter of 2017, we have substantially completed the assessment over the impact that this new standard will have on our consolidated balance sheets. We preliminarily expect to recognize an adjustment of approximately $6.0 million to retained earnings on January 1, 2018 to reflect the cumulative effect of the accounting changes made upon the adoption of the standard. The finalization of the assessment may result in significant changes to the estimates that may materially impact the preliminary estimate of the cumulative effect.

TRANSACTIONS WITH RELATED PARTIES

        We lease certain office space from certain of our principal shareholders, including a director and executive officer and another member of our Board of Directors, and members of their immediate families, which have expiration dates ranging from 2017 to 2020. Total rent expense under these leases was $3.5 million, $3.9 million and $1.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

        During the years ended December 31, 2017, 2016 and 2015, we recorded revenue of $2.6 million, $1.1 million and $0.7 million, respectively, arising from commercial transactions with a life sciences company in which a member of our Board of Directors is Chairman and Chief Executive Officer.

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

Impact of Foreign Currencies

        We generate a substantial portion of our revenues in international markets, principally Germany and other countries in the European Union, Switzerland and Japan, which exposes our operations to the risk of exchange rate fluctuations. The impact of currency exchange rate movement can be positive or negative in any period. Our costs related to sales in foreign currencies are largely denominated in the same respective currencies, limiting our transaction risk exposure. However, for foreign currency denominated sales in certain regions, such as Japan, where we do not incur significant costs denominated in Japanese Yen, we are more exposed to the impact of foreign currency fluctuations. For sales not denominated in U.S. Dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. Dollars, it will require more of the foreign currency to equal a specified amount of U.S. Dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. Dollars than we would have received before the rate increase went into effect. If we price our products in U.S. Dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. Dollar could result in our prices not being competitive in a market where business is transacted in the local currency. In the years ended December 31, 2017 and 2016 our revenue by geography was as follows (dollars in millions):

	2017		2016
	Revenue	Percentage of Revenue	Revenue	Percentage of Revenue
United States	$434.7	24.6%	$428.2	26.6%
Europe	665.2	37.6%	582.9	36.2%
Asia Pacific	514.8	29.2%	458.1	28.4%
Rest of world	151.2	8.6%	142.1	8.8%

Total revenue	$1,765.9	100.0%	$1,611.3	100.0%

        Changes in foreign currency exchange rates increased our revenue by approximately 1.2% in the year ended December 31, 2017 and decreased our revenue by approximately 0.5% in the year ended December 31, 2016.

        Assets and liabilities of our foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. Dollars using year-end exchange rates, or historical rates, as appropriate. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a separate component of shareholders' equity. In the year ended December 31, 2017, we recorded net gains from currency translation adjustments of $97.1 million. In the year ended December 31, 2016, we recorded net losses from currency translation of $27.6 million. A 10% depreciation in functional currencies, relative to the U.S. Dollar, at December 31, 2017, would have resulted in a reduction of shareholders' equity of approximately $137.2 million.

        Gains and losses resulting from foreign currency transactions are reported in interest and other income (expense), net in the consolidated statements of income and comprehensive income. Our foreign currency translation gains (losses), net were ($5.5) million and $4.1 million for years ended December 31, 2017 and 2016, respectively.

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

        At December 31, 2017 and 2016, we had foreign currency contracts with notional amounts aggregating $84.2 million and $40.7 million, respectively. At December 31, 2017, the Company had the following notional amounts outstanding under foreign currency contracts (in millions):

Buy	Notional Amount in Buy Currency	Sell	Maturity	Notional Amount in U.S. Dollars	Fair Value of Assets	Fair Value of Liabilities
December 31, 2017:
Euro	59.5	U.S. Dollars	January 2018	$67.0	$4.5	$—
Swiss Francs	11.0	U.S. Dollars	January 2018	11.3	—	—
Singapore Dolar	4.9	U.S. Dollars	January 2018	3.6	—	—
Euro	1.8	Polish Zloty	January 2018	2.3	—	0.1

				$84.2	$4.5	$0.1

        Based on the contractual maturities of these contracts and exchange rates as of December 31, 2017, we anticipate that these contracts will result in net cash inflows of $4.4 million in 2018. At December 31, 2017, assuming all other variables are constant, if the U.S. Dollar weakened by 10%, the market value of our foreign currency contracts would have increased by approximately $8.6 million and if the U.S. Dollar strengthened by 10%, the market value of our foreign currency contracts would have decreased by approximately $8.6 million.

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

Impact of Commodity Prices

        We are exposed to certain commodity risks associated with prices for various raw materials. The prices of copper and certain other raw materials, particularly niobium-tin, used to manufacture superconductors have increased significantly over the last decade. Copper and niobium-tin are the main components of low temperature superconductors and continued commodity price increases for copper and niobium, as well as other raw materials, may negatively affect our profitability. Periodically, we enter into commodity forward purchase contracts to minimize the volatility that fluctuations in the price of copper have on our sales of these products. At December 31, 2017 and 2016, we had fixed price commodity contracts with notional amounts aggregating $3.0 million and $2.7 million, respectively. The fair value of the fixed price commodity contracts at December 31, 2017 and 2016 was $0.8 million and $0.2 million, respectively. We will continue to evaluate our commodity risks and may utilize commodity forward purchase contracts more frequently in the future.

Inflation

        We do not believe inflation had a material impact on our business or operating results during any of the periods presented.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Bruker Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

        We have audited the accompanying consolidated balance sheets of Bruker Corporation and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income and comprehensive income, of shareholders' equity, and of cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.

Change in Accounting Principles

        As discussed in Notes 6 and 16 to the consolidated financial statements, respectively, the Company changed the manner in which it accounts for the measurement of inventory and the manner in which it accounts for the income tax effects of share based payment transactions in 2017.

Basis for Opinions

        The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

        We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

        Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As described in Management's Report on Internal Control over Financial Reporting, management has excluded Hysitron, Incorporated ("Hysitron") from its assessment of internal control over financial reporting as of December 31, 2017 because it was acquired by the Company in a purchase business combination during 2017. We have also excluded Hysitron from our audit of internal control over financial reporting. Hysitron is a wholly-owned subsidiary whose total assets and total revenues excluded from management's assessment and our audit of internal control over financial reporting represent 0.7% and 0.9%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 16, 2018

We have served as the Company's auditor since 2016.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Bruker Corporation

        We have audited the accompanying consolidated statements of income and comprehensive income (loss), shareholders' equity, and cash flows of Bruker Corporation for the year ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of Bruker Corporation's operations and its cash flows for the year ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 26, 2016

except for Note 2—Summary of Significant Accounting Policies—Restricted Cash , as to which the date is

March 16, 2018

BRUKER CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$325.0	$342.4
Short-term investments	114.2	157.9
Accounts receivable, net	319.3	243.9
Inventories	486.2	440.4
Other current assets	114.1	91.3

Total current assets	1,358.8	1,275.9
Property, plant and equipment, net	266.5	239.1
Goodwill	169.8	130.6
Intangible assets, net	82.4	69.7
Deferred tax assets	57.0	76.5
Other long-term assets	14.0	16.6

Total assets	$1,948.5	$1,808.4

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$20.1
Accounts payable	90.8	86.1
Customer advances	111.7	149.0
Other current liabilities	322.0	269.5

Total current liabilities	524.5	524.7
Long-term debt	415.6	391.6
Long-term deferred revenue	48.7	46.8
Deferred tax liabilities	24.3	10.1
Accrued pension	105.6	102.5
Other long-term liabilities	96.3	39.6
Commitments and contingencies (Note 14)
Shareholders' equity:
Preferred stock, $0.01 par value 5,000,000 shares authorized, none issued or outstanding at December 31, 2017 and 2016	—	—
Common stock, $0.01 par value 260,000,000 shares authorized, 171,875,076 and 170,552,890 shares issued and 155,865,977 and 159,854,695 outstanding at December 31, 2017 and 2016, respectively	1.7	1.7
Treasury stock at cost, 16,009,099 and 10,698,195 shares at December 31, 2017 and 2016, respectively	(401.2)	(249.3)
Additional paid-in capital	155.9	124.7
Retained earnings	942.0	885.2
Accumulated other comprehensive loss	27.0	(75.9)

Total shareholders' equity attributable to Bruker Corporation	725.4	686.4
Noncontrolling interest in consolidated subsidiaries	8.1	6.7

Total shareholders' equity	733.5	693.1

Total liabilities and shareholders' equity	$1,948.5	$1,808.4

The accompanying notes are an integral part of these consolidated financial statements.

BRUKER CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In millions, except per share data)

	Year Ended December 31,
	2017	2016	2015
Product revenue	$1,479.5	$1,345.4	$1,381.1
Service revenue	278.2	254.7	235.5
Other revenue	8.2	11.2	7.2

Total revenue	1,765.9	1,611.3	1,623.8
Cost of product revenue	790.7	714.2	774.2
Cost of service revenue	160.8	150.0	139.7
Cost of other revenue	1.4	4.6	1.3

Total cost of revenue	952.9	868.8	915.2

Gross profit	813.0	742.5	708.6
Operating expenses:
Selling, general and administrative	415.9	390.5	392.2
Research and development	162.7	149.0	145.7
Other charges, net	19.7	25.8	25.0

Total operating expenses	598.3	565.3	562.9

Operating income	214.7	177.2	145.7
Interest and other income (expense), net	(16.9)	0.4	(17.7)

Income before income taxes and noncontrolling interest in consolidated subsidiaries	197.8	177.6	128.0
Income tax provision	117.5	23.1	23.1

Consolidated net income	80.3	154.5	104.9
Net income attributable to noncontrolling interest in consolidated subsidiaries	1.7	0.9	3.3

Net income attributable to Bruker Corporation	$78.6	$153.6	$101.6

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.50	$0.95	$0.60
Diluted	$0.49	$0.95	$0.60
Weighted average common shares outstanding:
Basic	158.1	161.4	168.2
Diluted	159.1	162.2	169.1
Consolidated net income	$80.3	$154.5	$104.9
Foreign currency translation adjustments	97.1	(27.6)	(63.8)
Pension liability adjustments (net of tax of $2.9 million, $2.1 million and $2.1 million, respectively)	6.5	(4.4)	(9.6)

Net comprehensive income	183.9	122.5	31.5
Less: Comprehensive income attributable to noncontrolling interests	2.4	0.6	2.3

Comprehensive income attributable to Bruker Corporation	$181.5	$121.9	$29.2

Dividend declared per common share	$0.16	$0.16	$—

The accompanying notes are an integral part of these consolidated financial statements.

BRUKER CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions, except share data)

	Common Shares	Common Stock Amount	Treasury Shares	Treasury Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity Attributable to Bruker Corporation	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
Balance at December 31, 2014	168,527,584	$1.7	55,404	$(0.9)	$81.1	$655.8	$28.2	$765.9	$5.8	$771.7
Restricted shares issued	135,677	—	—	—	—	—	—	—	—	—
Restricted shares terminated	(145,857)	—	145,857	—	—	—	—	—	—	—
Stock options exercised	926,042	—	—	—	10.8	—	—	10.8	—	10.8
Stock based compensation	—	—	—	—	8.0	—	—	8.0	—	8.0
Excess tax benefit related to exercise of stock awards	—	—	—	—	2.2	—	—	2.2	—	2.2
Shares repurchased	(4,082,042)	—	4,082,042	(89.9)	—	—	—	(89.9)	—	(89.9)
Treasury stock acquired	(7,224)	—	7,224	(0.1)	—	—	—	(0.1)	—	(0.1)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1.3)	(1.3)
Consolidated net income	—	—	—	—	—	101.6	—	101.6	3.3	104.9
Other comprehensive income (loss)	—	—	—	—	—	—	(72.4)	(72.4)	(1.0)	(73.4)

Balance at December 31, 2015	165,354,180	$1.7	4,290,527	$(90.9)	$102.1	$757.4	$(44.2)	$726.1	$6.8	$732.9
Restricted shares issued	13,105	—	—	—	—	—	—	—	—	—
Restricted shares terminated	(1,375)	—	1,375	—	—	—	—	—	—	—
Stock options exercised	895,078	—	—	—	12.0	—	—	12.0	—	12.0
Stock based compensation	—	—	—	—	9.4	—	—	9.4	—	9.4
Excess tax benefit related to exercise of stock awards	—	—	—	—	1.3	—	—	1.3	—	1.3
Shares issued for acquisition	90,066	—	(90,066)	2.1	(0.1)	—	—	2.0	—	2.0
Shares repurchased	(6,475,480)	—	6,475,480	(160.0)	—	—	—	(160.0)	—	(160.0)
Treasury stock acquired	(20,879)	—	20,879	(0.5)	—	—	—	(0.5)	—	(0.5)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(0.7)	(0.7)
Cash dividends paid to common stockholders	—	—	—	—	—	(25.8)	—	(25.8)	—	(25.8)
Consolidated net income	—	—	—	—	—	153.6	—	153.6	0.9	154.5
Other comprehensive income (loss)	—	—	—	—	—	—	(31.7)	(31.7)	(0.3)	(32.0)

Balance at December 31, 2016	159,854,695	$1.7	10,698,195	$(249.3)	$124.7	$885.2	$(75.9)	$686.4	$6.7	$693.1
Restricted shares terminated	(4,053)	—	4,053	—	—	—	—	—	—	—
Stock options exercised	1,263,767	—	—	—	20.4	—	—	20.4	—	20.4
Restricted stock units vested	58,419	—	—	—	(0.3)	—	—	(0.3)	—	(0.3)
Stock based compensation	—	—	—	—	11.0	—	—	11.0	—	11.0
Excess tax benefit related to exercise of stock awards	—	—	—	—	—	3.6	—	3.6	—	3.6
Shares issued for acquisition	18,110	—	(18,110)	0.5	0.1	—	—	0.6	—	0.6
Shares repurchased	(5,318,063)	—	5,318,063	(152.2)	—	—	—	(152.2)	—	(152.2)
Treasury stock acquired	(6,898)	—	6,898	(0.2)	—	—	—	(0.2)	—	(0.2)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1.0)	(1.0)
Cash dividends paid to common stockholders	—	—	—	—	—	(25.4)	—	(25.4)	—	(25.4)
Consolidated net income	—	—	—	—	—	78.6	—	78.6	1.7	80.3
Other comprehensive income (loss)	—	—	—	—	—	—	102.9	102.9	0.7	103.6

Balance at December 31, 2017	155,865,977	$1.7	16,009,099	$(401.2)	$155.9	$942.0	$27.0	$725.4	$8.1	$733.5

The accompanying notes are an integral part of these consolidated financial statements.

BRUKER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Consolidated net income	$80.3	$154.5	$104.9
Adjustments to reconcile consolidated net income to cash flows from operating activities:
Depreciation and amortization	63.9	54.3	53.3
Stock-based compensation expense	11.0	9.4	8.0
Deferred income taxes	28.2	(22.7)	(29.4)
Gain (loss) on disposal of product lines	—	—	0.2
Impairment and other non-cash expenses, net	11.6	24.1	45.9
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(55.5)	(8.4)	45.0
Inventories	(6.6)	(43.2)	(5.4)
Accounts payable and accrued expenses	33.7	(19.6)	12.6
Income taxes payable, net	5.2	(26.8)	22.7
Deferred revenue	4.0	4.9	3.8
Customer advances	(27.8)	(7.3)	1.4
Other changes in operating assets and liabilities, net	6.4	11.6	(33.8)

Net cash provided by operating activities	154.4	130.8	229.2

Cash flows from investing activities:
Purchase of short-term investments	(118.5)	(126.5)	(159.4)
Maturity of short-term investments	186.8	165.0	118.7
Cash paid for acquisitions, net of cash acquired	(66.3)	(24.3)	(28.6)
Proceeds from disposal of product lines	—	—	0.2
Purchases of property, plant and equipment	(43.7)	(37.1)	(34.2)
Proceeds from sales of property, plant and equipment	11.5	1.1	0.9

Net cash used in investing activities	(30.2)	(21.8)	(102.4)

Cash flows from financing activities:
Repayments of revolving lines of credit	(130.0)	—	(129.5)
Proceeds from revolving lines of credit	154.0	146.0	42.0
Repayment of Note Purchase Agreement	(20.0)	—	—
Repayment of other debt, net	(0.9)	(0.1)	(0.6)
Proceeds from issuance of common stock, net	20.0	11.5	10.8
Payment of contingent consideration	(3.5)	—	(3.0)
Payment of dividends to common stockholders	(25.4)	(25.8)	—
Repurchase of common stock	(152.2)	(160.0)	(90.0)
Cash payments to noncontrolling interests	(1.0)	(0.7)	(1.3)
Excess tax benefits related to stock option awards	—	1.2	2.2

Net cash used in financing activities	(159.0)	(27.9)	(169.4)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	17.8	(6.4)	(11.0)

Net change in cash, cash equivalents and restricted cash	(17.0)	74.7	(53.6)
Cash, cash equivalents and restricted cash at beginning of year	345.9	271.2	324.8

Cash, cash equivalents and restricted cash at end of year	$328.9	$345.9	$271.2

Supplemental cash flow information:
Cash paid for interest	$15.2	$12.5	$12.2

Cash paid for taxes	$53.1	$72.4	$56.6

The accompanying notes are an integral part of these consolidated financial statements.

BRUKER CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business

        Bruker Corporation, together with its consolidated subsidiaries ("Bruker" or the "Company"), develops, manufactures and distributes high-performance scientific instruments and analytical and diagnostic solutions that enable its customers to explore life and materials at microscopic, molecular and cellular levels. Many of the Company's products are used to detect, measure and visualize structural characteristics of chemical, biological and industrial material samples. The Company's products address the rapidly evolving needs of a diverse array of customers in life science research, pharmaceuticals, biotechnology, applied markets, cell biology, clinical research, microbiology, in-vitro diagnostics, nanotechnology and materials science research.

        The Company has two reportable segments, Bruker Scientific Instruments (BSI), which represented approximately 90% and 93% of the Company's revenues during the year ended December 31, 2017 and 2016, respectively, and Bruker Energy & Supercon Technologies (BEST), which represented the remainder of the Company's revenues. Within BSI, the Company is organized into three operating segments: the Bruker BioSpin Group, the Bruker CALID Group and the Bruker Nano Group. For financial reporting purposes, the Bruker BioSpin, Bruker CALID and Bruker Nano operating segments are aggregated into the BSI reportable segment because each has similar economic characteristics, production processes, service offerings, types and classes of customers, methods of distribution and regulatory environments.

          Bruker BioSpin— The Bruker BioSpin Group designs, manufactures and distributes enabling life science tools based on magnetic resonance technology. The majority of the Bruker BioSpin Group's revenues are generated by academic and government research customers. Other customers include pharmaceutical and biotechnology companies and nonprofit laboratories, as well as chemical, food and beverage, clinical and other industrial companies.

          Bruker CALID (Chemicals, Applied Markets, Life Science, In-Vitro Diagnostics, Detection)— The Bruker CALID Group designs, manufactures and distributes life science mass spectrometry and ion mobility spectrometry solutions, analytical and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy technologies; and radiological/nuclear detectors for Chemical, Biological, Radiological, Nuclear and Explosive (CBRNE) detection. Customers of the Bruker CALID Group include: academic institutions and medical schools; pharmaceutical, biotechnology and diagnostics companies; contract research organizations; nonprofit or for-profit forensics laboratories; agriculture, food and beverage safety laboratories; environmental and clinical microbiology laboratories; hospitals and government departments and agencies.

          Bruker Nano— The Bruker Nano Group designs, manufactures and distributes advanced X-ray instruments; atomic force microscopy instrumentation; advanced fluorescence optical microscopy instruments; analytical tools for electron microscopes and X-ray metrology; defect-detection equipment for semiconductor process control; handheld, portable and mobile X-ray fluorescence spectrometry instruments; and spark optical emission spectroscopy systems. Customers of the Bruker Nano Group include academic institutions, governmental customers, nanotechnology companies, semiconductor companies, raw material manufacturers, industrial companies, biotechnology and pharmaceutical companies and other businesses involved in materials analysis.

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

Short-term Investments

        Short-term investments represent time and call deposits with original maturities of greater than three months at the date of acquisition. Short-term investments are classified as available-for-sale and are reported at fair value. There were no unrealized gains (losses) recorded as of December 31, 2017 and 2016, as cost approximates current fair value.

Restricted Cash

        In November 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-18, Statement of Cash Flows, Restricted Cash, requiring restricted cash and restricted cash equivalents to be included with cash and cash equivalents on the statement of cash flows when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company adopted this standard during the first quarter of 2017. Restricted cash is now included as a component of cash, cash equivalents, and restricted cash on the Company's consolidated statement of cash flows. The Company has certain subsidiaries which are required by local governance to maintain restricted cash balances to cover future employee benefit payments. Restricted cash balances are classified as non-current unless, under the terms of the applicable agreements, the funds will be released from restrictions within one year from the balance sheet date. The current and non-current portion of restricted cash is recorded within other current assets and other long-term assets, respectively, in the accompanying consolidated balance sheets.

        The inclusion of restricted cash increased the balances of the consolidated statement of cash flows as follows:

	2017	2016	2015
Beginning Balance	$3.5	$4.1	$5.2
Ending Balance	4.0	3.5	4.1

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

        The Company's financial instruments consist primarily of cash equivalents, short-term investments, restricted cash, derivative instruments consisting of forward foreign exchange contracts, commodity contracts, derivatives embedded in certain purchase and sale contracts, accounts receivable, accounts payable, contingent consideration and long-term debt. The carrying amounts of the Company's cash equivalents, short-term investments and restricted cash, accounts receivable, borrowings under a revolving credit agreement and accounts payable approximate fair value because of their short-term nature. Derivative assets and liabilities are measured at fair value on a recurring basis. The Company's long-term debt consists principally of a private placement arrangement entered into in 2012 with various fixed interest rates based on the maturity date and borrowings under a revolving credit agreement,

        The Company has evaluated the estimated fair value of financial instruments using available market information and management's estimates. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

Concentration of Credit Risk

        Financial instruments that subject the Company to credit risk consist of cash, cash equivalents, short-term investments, derivative instruments, accounts receivables and restricted cash. The risk with respect to cash, cash equivalents and short-term investments is minimized by the Company's policy of investing in short-term financial instruments issued by highly-rated financial institutions. The risk with respect to derivative instruments is minimized by the Company's policy of entering into arrangements with highly-rated financial institutions. The risk with respect to accounts receivables is minimized by the creditworthiness and diversity of the Company's customers. The Company performs periodic credit evaluations of its customers' financial condition and generally requires an advanced deposit for a portion of the purchase price. Credit losses have been within management's expectations and the allowance for doubtful accounts totaled $4.7 million and $7.9 million as of December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, no single customer represented 10% or more of the Company's accounts receivable. For the years ended December 31, 2017, 2016 and 2015, no single customer represented 10% or more of the Company's total revenue.

Inventories

        Components of inventory include raw materials, work-in-process, demonstration units and finished goods. Demonstration units include systems which are located in the Company's demonstration laboratories or installed at the sites of potential customers and are considered available for sale. Finished goods include in-transit systems that have been shipped to the Company's customers, but not yet installed and accepted by the customer. All inventories are stated at the lower of cost and net realizable value. Cost is determined principally by the first-in, first-out method for a majority of subsidiaries and by average-cost for certain other subsidiaries. The Company reduces the carrying value of its inventories for differences between cost and estimated net realizable value, taking into consideration usage in the preceding twelve months, expected demand, technological obsolescence and other information including the physical condition of demonstration inventories. The Company records a charge to cost of product revenue for the amount required to reduce the carrying value of inventory to net realizable value. Costs associated with the procurement of inventories, such as inbound freight charges and purchasing and receiving costs, are capitalized as part of inventory and are also included in the cost of product revenue line item within the consolidated statements of income and comprehensive income.

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

Revenue Recognition

        The Company recognizes revenue from systems sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, title and risk of loss has been transferred to the customer and collectability of the resulting receivable is reasonably assured. Title and risk of loss generally transfers upon shipment, or for certain systems, based upon customer acceptance for a system that has been delivered and installed at a customer facility. For systems that include customer-specific acceptance criteria, the Company is required to assess when it can demonstrate the acceptance criteria has been met, which generally is upon successful factory acceptance testing or customer acceptance and evidence of installation.

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

Shipping and Handling Costs

        The Company includes costs incurred in connection with shipping and handling of products within selling, general and administrative expenses in the accompanying consolidated statements of income and comprehensive income. Shipping and handling costs were $23.2 million, $21.3 million and $20.6 million in the years ended December 31, 2017, 2016 and 2015, respectively. Amounts billed to customers in connection with these costs are included in total revenues.

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

Capitalized Software

        Purchased software is capitalized at cost and is amortized over the estimated useful life, which is generally three years. Software developed for use in the Company's products is expensed as incurred to research and development expense until technological feasibility is achieved. Subsequent to the achievement of technological feasibility, amounts are capitalizable; however, to date such amounts have not been material.

Advertising

        The Company expenses advertising costs as incurred. Advertising expenses were $14.0 million, $12.7 million and $12.9 million during the years ended December 31, 2017, 2016 and 2015, respectively.

Stock-Based Compensation

        The Company recognizes stock-based compensation expense in the consolidated statements of income and comprehensive income based on the fair value of the share-based award at the grant date. The Company's primary types of share-based compensation are stock options, restricted stock awards and restricted stock units. The Company recorded stock-based compensation expense for the years ended December 31, 2017, 2016 and 2015, as follows (in millions):

	2017	2016	2015
Stock options	$6.2	$7.5	$7.1
Restricted stock awards	1.4	1.6	0.9
Restricted stock units	3.4	0.3	—

Total stock-based compensation	$11.0	$9.4	$8.0

	2017	2016	2015
Costs of product revenue	$1.7	$1.4	$1.2
Selling, general and administrative	7.6	6.6	5.6
Research and development	1.7	1.4	1.2

Total stock-based compensation	$11.0	$9.4	$8.0

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

	2017	2016	2015
Risk-free interest rates	1.78%-2.09%	1.23%-2.21%	1.58%-1.91%
Expected life	5.56 years	5.75-7.02 years	6.0-6.25 years
Volatility	30.78%-34.13%	33.57%-41.60%	35.10%-52.23%
Expected dividend yield	0.55%-0.74%	0.0%-0.78%	—

        Risk-free interest rates are based on the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected life assumption. Expected life is determined through a calculation based on historical data and the Company believes that this is the best estimate of the expected term of a new option. Expected volatility is based on a number of factors, but the Company currently believes that the exclusive use of its historical volatility results in the best estimate of the expectations of future volatility over the expected term. The expected dividend yield was included in the option pricing formula beginning in February of 2016 as the Company adopted a dividend policy. In addition, the Company utilizes an estimated forfeiture rate when calculating the stock-based compensation expense for the period. The Company has applied estimated forfeiture rates derived from an analysis of historical data of 6.7%, 6.2% and 5.8% for the years ended December 31, 2017, 2016 and 2015, respectively, in determining the expense recorded in the accompanying consolidated statements of income and comprehensive income.

        Starting in 2017, members of the Company's Board of Directors receive an annual award of restricted stock units which vest over a one year service period.

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

        The following table sets forth the computation of basic and diluted weighted average shares outstanding for the years ended December 31, (in millions, except per share data):

	2017	2016	2015
Net income attributable to Bruker Corporation, as reported	$78.6	$153.6	$101.6

Weighted average shares outstanding:
Weighted average shares outstanding-basic	158.1	161.4	168.2
Effect of dilutive securities:
Stock options, restricted stock awards and restricted stock units	1.0	0.8	0.9

	159.1	162.2	169.1

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.50	$0.95	$0.60

Diluted	$0.49	$0.95	$0.60

        Stock options and restricted stock units to purchase approximately 0.3 million shares, 0.6 million shares and 1.3 million shares were excluded from the computation of diluted earnings per share for the years ended December 31, 2017, 2016 and 2015, respectively, because their effect would have been anti-dilutive.

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

        Although the Company regularly reassesses the assumptions underlying these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from management's estimates if these results differ from historical experience or other assumptions prove not to be substantially accurate, even if such assumptions were reasonable when made.

Note 3—Acquisitions

2017

        On May 5, 2017, the Company acquired 100% of the shares of Luxendo GmbH ("Luxendo"), a privately held spin-off of the European Molecular Biology Laboratory, for a purchase price of Euro 17 million (approximately $18.8 million), with the potential for additional consideration based on revenue achievements in 2018 through 2021. Luxendo is a developer and manufacturer of proprietary light-sheet fluorescence microscopy instruments. The Company believes the acquisition enhances the Company's portfolio of swept-field confocal, super-resolution, and multiphoton fluorescence microscope product lines for small organism embryology, live-cell imaging, brain development and cleared brain tissue and optogenetics applications. Luxendo is located in Heidelberg, Germany and is being integrated into the Bruker Nano Group within the BSI reportable segment. The acquisition of Luxendo was accounted for under the acquisition method. The components and fair value allocation of the consideration transferred in connection with the acquisition were as follows (in millions):

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

        On January 23, 2017, the Company acquired 100% of the shares of Hysitron, Incorporated ("Hysitron"). The acquisition adds Hysitron's nanomechanical testing instruments to the Company's existing portfolio of atomic force microscopes, surface profilometers, and tribology and mechanical testing systems. Hysitron is included in the Bruker Nano Group within the BSI reportable segment. The acquisition of Hysitron was accounted for under the acquisition method. The components and fair value allocation of the consideration transferred in connection with the acquisition of Hysitron were as follows (in millions):

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

        In addition to the acquisitions noted above, in the year ended December 31, 2017, the Company completed various other acquisitions that collectively complemented the Company's existing product offerings or added aftermarket and software capabilities to the Company's existing microbiology business. The impact of these acquisitions, individually and collectively, on revenues, net income and total assets was not material. Pro forma financial information reflecting these acquisitions has not been presented because the impact, individually and collectively, on revenues, net income and total assets is not material. The following table reflects the consideration transferred and the respective reporting segment for each of the acquisitions:

Name of Acquisition	Date Acquired	Segment	Consideration	Cash Consideration
InVivo Biotech Svs GmbH.	January 2, 2017	BSI	$9.1	$9.1
SCIILs GmbH	January 2, 2017	BSI	3.1	3.1
Hysitron, Incorporated	January 23, 2017	BSI	28.8	27.2
Luxendo GmbH	May 5, 2017	BSI	21.9	18.8
XGLab S.r.l.	August 1, 2017	BSI	5.5	5.5
the pTD/ePaTOX II business of Analytik Jena AG	August 2, 2017	BSI	0.4	0.4
MERLIN Diagnostika GmbH	September 20, 2017	BSI	2.5	2.2

			$71.3	$66.3

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

        The Company completed the fair value allocation for these acquisitions at December 31, 2016. The fair value allocation included contingent consideration in the amount of $5.1 million, which represented the estimated fair value of future payments to the former shareholders of the acquired companies based on achieving annual revenue and gross margin targets in future years. The future payments of the contingent consideration may differ from the fair value recorded based on the financial results of the acquired businesses. The amortization period for intangible assets is between 5 and 7 years. The bargain purchase gain of $9.2 million related to the acquisition of OST, and has been recorded within interest and other income, net on the consolidated statements of income and comprehensive income. The acquisition resulted in a bargain purchase gain because the assets acquired exceeded the consideration paid. Pro forma financial information reflecting these acquisitions have not been presented because the impact on revenues, net income and total assets is not material.

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

        The Company completed the fair value allocation in the fourth quarter of 2015. The fair value allocation included contingent consideration in the amount of $4.1 million, which represented the estimated fair value of future payments to the former shareholders of Jordan Valley based on achieving annual revenue and gross margin targets for the years 2016-2017. During the year ended December 31, 2016, the Company recorded an additional $7.7 million to other charges, net for additional consideration based on 2016 revenue and gross margin achievements. The maximum potential future payments related to the contingent consideration is $4.1 million at December 31, 2016. The amortization period for intangible assets acquired in connection with Jordan Valley is 7 years for customer relationships, existing technology and trade name.

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

Note 4—Fair Value of Financial Instruments

        The Company measures the following financial assets and liabilities at fair value on a recurring basis. The following tables set forth the Company's financial instruments and presents them within the fair value hierarchy using the lowest level of input that is significant to the fair value measurement at December 31, 2017 and 2016 (in millions):

December 31, 2017	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$4.5	$—	$4.5	$—
Embedded derivatives in purchase and delivery contracts	0.9	—	0.9	—
Fixed price commodity contracts	0.8	—	0.8	—

Total assets recorded at fair value	$6.2	$—	$6.2	$—

Liabilities:
Contingent consideration	$12.7	$—	$—	$12.7
Foreign exchange contracts	0.1	—	0.1	—
Embedded derivatives in purchase and delivery contracts	2.9	—	2.9	—

Total liabilities recorded at fair value	$15.7	$—	$3.0	$12.7

December 31, 2016	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Embedded derivatives in purchase and delivery contracts	$4.0	$—	$4.0	$—
Fixed price commodity contracts	0.2	—	0.2	—

Total assets recorded at fair value	$4.2	$—	$4.2	$—

Liabilities:
Contingent consideration	$16.6	$—	$—	$16.6
Foreign exchange contracts	1.4	—	1.4	—
Embedded derivatives in purchase and delivery contracts	0.3	—	0.3	—

Total liabilities recorded at fair value	$18.3	$—	$1.7	$16.6

        Derivative financial instruments are classified within level 2 because there is not an active market for each derivative contract. However, the inputs used to calculate the value of the instruments are obtained from active markets.

        The fair value of the long-term fixed interest rate debt, which has been classified as Level 2, was $231.3 million and $253.3 million at December 31, 2017 and 2016, respectively, based on market and observable sources with similar maturity dates.

        The Company measures certain assets and liabilities at fair value with changes in fair value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities during the years ended December 31, 2017 and 2016.

        Excluded from the table above are cash equivalents, restricted cash and short-term investments as the cost approximates current fair value. The Company has a program to enter into time deposits and call deposit and money market funds. The time and call deposits have varying maturity dates ranging from one to twelve month for which the Company has the ability to redeem the invested amounts over a period of 31 to 95 days. The Company has classified these investments within cash and cash equivalents or short-term investments within the consolidated balance sheets based on call and maturity dates. There are no cash equivalents, $4.0 million and $3.4 million of restricted cash and $114.2 million and $157.9 million of short-term investments outstanding as of December 31, 2017 and 2016, respectively. On a quarterly basis, the Company reviews its short-term investments to determine if there have been any events that could create an impairment. None were noted for the years ended December 31, 2017 and 2016.

        As part of certain acquisitions in 2017, 2016, and 2015, the Company recorded contingent consideration liabilities that have been classified as Level 3 in the fair value hierarchy. The contingent consideration represents the estimated fair value of future payments to the former shareholders of applicable acquired companies based on achieving annual revenue and gross margin targets in certain years as specified in the purchase and sale agreements. The Company initially values the contingent considerations by using a Monte Carlo simulation or an income approach method. The Monte Carlo method models future revenue and costs of goods sold projections and discounts the average results to present value. The income approach method involves calculating the earnout payment based on the forecasted cash flows, adjusting the future earnout payment for the risk of reaching the projected financials, and then discounting the future payments to present value by the counterparty risk. The counterparty risk considers the risk of the buyer having the cash to make the earnout payments and is commensurate with the cost of debt over an appropriate term.

        Changes to the fair value of the contingent consideration recognized in earnings for the years ended December 31, 2017 and December 31, 2016 were $2.3 million and $6.9 million, respectively, These amounts were recorded to other charges, net in the consolidated statements of income and comprehensive income for increases of contingent consideration representing expected achievement of financial targets. The following table sets forth the changes in contingent consideration liabilities for the years ended December 31, 2017 and 2016 (in millions):

Balance at December 31, 2015	$4.6
Current period additions	5.1
Current period adjustments	6.9

Balance at December 31, 2016	16.6
Current period additions	5.0
Current period adjustments	2.3
Current period settlements	(11.7)
Foreign currency effect	0.5

Balance at December 31, 2017	$12.7

Note 5—Accounts Receivable

        The following is a summary of trade accounts receivable at December 31, (in millions):

	2017	2016
Gross accounts receivable	$324.0	$251.8
Allowance for doubtful accounts	(4.7)	(7.9)

Accounts receivable, net	$319.3	$243.9

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

        The following is a summary of the activity in the Company's allowance for doubtful accounts at December 31, (in millions):

	Balance at Beginning of Period	Additions Charged to Expense	Deductions Amounts Written Off	Foreign Currency Impact	Balance at End of Period
2017	$7.9	$0.5	$(4.4)	$0.7	4.7
2016	9.1	0.9	(2.0)	(0.1)	7.9
2015	10.1	2.1	(2.5)	(0.6)	9.1

Note 6—Inventories

        Inventories consisted of the following at December 31, (in millions):

	2017	2016
Raw materials	$152.0	$132.8
Work-in-process	183.1	181.0
Finished goods	96.6	91.8
Demonstration units	54.5	34.8

Inventories	$486.2	$440.4

        Finished goods include in-transit systems that have been shipped to the Company's customers but not yet installed and accepted by the customer. As of December 31, 2017 and 2016, inventory-in-transit was $41.4 million and $37.5 million, respectively.

        In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. This guidance eliminates the measurement of inventory at market value, and inventory is now measured at the lower of cost and net realizable value. The ASU defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. No other changes were made to the current guidance on inventory measurement. The Company adopted ASU No. 2015-11 on a prospective basis in the first quarter of 2017.

Note 7—Property, Plant and Equipment, Net

        The following is a summary of property, plant and equipment, net by major asset class at December 31, (in millions):

	2017	2016
Land	$28.1	$26.7
Building and leasehold improvements	294.8	266.7
Machinery, equipment, software and furniture and fixtures	364.9	323.1

	687.8	616.5
Less accumulated depreciation and amortization	(421.3)	(377.4)

Property, plant and equipment, net	$266.5	$239.1

        Depreciation expense, which includes the amortization of leasehold improvements, for the years ended December 31, 2017, 2016 and 2015 was $34.3 million, $32.6 million and $32.6 million, respectively.

        During the years ended December 31, 2017, 2016 and 2015, the Company recorded impairment charges of $1.1 million, $0.8 million and $2.1 million, respectively, representing the write down to fair value of certain property, plant and equipment, net related to restructuring and outsourcing activities undertaken during the respective years. These impairment charges are recorded within other charges, net in the accompanying consolidated statements of income and comprehensive income. Please see Note 17—other charges, net, for additional details on the restructuring activities.

Note 8—Goodwill and Intangible Assets

Goodwill

        The following table sets forth the changes in the carrying amount of goodwill for the years ended December 31, 2017, 2016 and 2015 (in millions):

Balance at December 31, 2014	$127.8
Current period additions/adjustments	6.8
Impairment	(0.7)
Foreign currency impact	(3.3)

Balance at December 31, 2015	$130.6
Current period additions/adjustments	1.0
Foreign currency impact	(1.0)

Balance at December 31, 2016	130.6
Current period additions/adjustments	33.8
Foreign currency impact	5.4

Balance at December 31, 2017	$169.8

        At December 31, 2017 and 2016, all goodwill was allocated within the BSI Segment. The Company performed its annual impairment evaluation using a qualitative approach at December 31, 2017 and 2016 and a quantitative approach at December 31, 2015 and concluded it was more likely than not that goodwill has not been impaired. Based on the most recent quantitative analysis the fair values of each of our reporting units was significantly greater than their carrying amounts and, therefore, no additional impairment was required.

Intangible Assets

        The following is a summary of intangible assets at December 31, (in millions):

	2017			2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology and related patents	$195.4	$(138.9)	$56.5	$169.0	$(113.9)	$55.1
Customer relationships	34.6	(12.9)	21.7	20.0	(7.9)	12.1
Non compete conracts	1.8	(1.5)	0.3	1.8	(1.1)	0.7
Trade names	4.2	(0.9)	3.3	1.6	(0.4)	1.2

Intangible assets subject to amortization	236.0	(154.2)	81.8	192.4	(123.3)	69.1
In-process research and development	0.6	—	0.6	0.6	—	0.6

Intangible assets	$236.6	$(154.2)	$82.4	$193.0	$(123.3)	$69.7

        For the years ended December 31, 2017, 2016 and 2015, the Company recorded amortization expense of approximately $29.6 million, $21.7 million and $20.7 million, respectively, in the consolidated statements of income and comprehensive income. During the year ended December 31, 2015, the Company recorded an impairment charge of $1.8 million representing the impairment of intangible assets in the Bruker BioSpin Group related to certain restructuring and outsourcing activities during the year.

        The estimated future amortization expense related to amortizable intangible assets at December 31, 2017 is as follows (in millions):

2018	$24.4
2019	16.6
2020	13.3
2021	12.6
2022	6.9
Thereafter	8.0

Total	$81.8

Note 9—Other Current Liabilities

        The following is a summary of other current liabilities at December 31, (in millions):

	2017	2016
Deferred revenue	$87.0	$75.5
Accrued compensation	105.4	83.8
Accrued warranty	20.6	18.7
Contingent consideration	6.5	13.5
Income taxes payable	28.1	11.3
Other taxes payable	16.7	12.4
Derivative liabilities	2.4	1.8
Other accrued expenses	55.3	52.5

Other current liabilities	$322.0	$269.5

        The following table sets forth the changes in accrued warranty for the years ended December 31, 2017, 2016 and 2015 (in millions):

Balance at December 31, 2014	$21.6
Accruals for warranties issued during the year	21.1
Settlements of warranty claims	(21.7)
Foreign currency impact	(1.4)

Balance at December 31, 2015	19.6
Accruals for warranties issued during the year	17.4
Settlements of warranty claims	(17.8)
Foreign currency impact	(0.5)

Balance at December 31, 2016	18.7
Accruals for warranties issued during the year	17.0
Settlements of warranty claims	(17.0)
Foreign currency impact	1.9

Balance at December 31, 2017	$20.6

Note 10—Debt

        The Company's debt obligations consist of the following as of December 31, (in millions):

	2017	2016
US Dollar revolving loan under the 2015 Credit Agreement	$195.0	$171.0
US Dollar notes under the Note Purchase Agreement	220.0	240.0
Unamortized debt issuance costs under the Note Purchase Agreement	(0.7)	(0.8)
Capital lease obligations and other loans	1.3	1.5

Total debt	415.6	411.7
Current portion of long-term debt	—	(20.1)

Total long-term debt, less current portion	$415.6	$391.6

Credit Agreements

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

        As of December 31, 2017, the Company was in compliance with the covenants of the 2015 Credit Agreement. The Company's leverage ratio (as defined in the 2015 Credit Agreement) was 1.32 and interest coverage ratio (as defined in the 2015 Credit Agreement) was 15.5.

        The following is a summary of the maximum commitments and the net amounts available to the Company under the 2015 Credit Agreement and other lines of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand with interest payable monthly, at December 31, 2017 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
2015 Credit Agreement	2.7%	$500.0	$195.0	$1.1	$303.9
Other lines of credit	—	257.9	—	137.7	120.2

Total revolving loans		$757.9	$195.0	$138.8	$424.1

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

        As of December 31, 2017, the Company was in compliance with the covenants of the Note Purchase Agreement. The Company's leverage ratio (as defined in the Note Purchase Agreement) was 1.32 and interest coverage ratio (as defined in the Note Purchase Agreement) was 15.5.

        Annual maturities of debt outstanding, less deferred financing cost amortization, at December 31, 2017 are as follows (in millions):

2018	$—
2019	15.0
2020	194.9
2021	—
2022	104.9
Thereafter	100.8

Total	$415.6

        Interest expense for the years ended December 31, 2017, 2016 and 2015, was $15.4 million, $13.2 million and $13.0 million, respectively.

        In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03, Simplifying the Presentation of Debt Issuance Costs, which amended the existing guidance to require that debt issuance costs be presented in the consolidated balance sheet as a reduction from the carrying amount of the related debt liability instead of as an other asset. The Company adopted ASU 2015-03 on a retrospective basis for the year ended December 31, 2016. As of December 31, 2017 and 2016, there were $0.7 million and $0.8 million, respectively, in debt issuance costs recorded as a reduction in the carrying value of the related debt liability under the Note Purchase Agreement. The $0.7 million in debt issuance costs as of December 31, 2017 will be amortized over the remaining term of the Note Purchase Agreement. The Company also adopted ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, and elected not to reclassify the debt issuance costs related to line-of-credit arrangements for the 2015 Credit Agreement.

Note 11—Derivative Instruments and Hedging Activities

Interest Rate Risks

        The Company's exposure to interest rate risk relates primarily to outstanding variable rate debt and adverse movements in the related short-term market rates. The most significant component of the Company's interest rate risk relates to amounts outstanding under the 2015 Credit Agreement, which totaled $195.0 million at December 31, 2017. The Company currently has approximately equal levels of fixed and floating rate debt, which limits the exposure to adverse movements in interest rates.

Foreign Exchange Rate Risk Management

        The Company generates a substantial portion of its revenues and expenses in international markets, principally Germany and other countries in the European Union and Switzerland, which subjects its operations to the exposure of foreign rate fluctuations. The impact of foreign exchange rate movement can be positive or negative in any period. The Company periodically enters into foreign currency contracts in order to minimize the volatility that fluctuations in currency translation have on its monetary transactions. Under these arrangements, the Company typically agrees to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates with maturities of less than twelve months. These transactions do not qualify for hedge accounting and, accordingly, the instrument is recorded at fair value with the corresponding gains and losses recorded in the consolidated statements of income and comprehensive income. The Company had the following notional amounts outstanding under foreign currency contracts at December 31, (in millions):

Buy	Notional Amount in Buy Currency	Sell	Maturity	Notional Amount in U.S. Dollars	Fair Value of Assets	Fair Value of Liabilities
December 31, 2017:
Euro	59.5	U.S. Dollars	January 2018	$67.0	$4.5	$—
Swiss Francs	11.0	U.S. Dollars	January 2018	11.3	—	—
Singapore Dollar	4.9	U.S. Dollars	January 2018	3.6	—	—
Euro	1.8	Polish Zloty	January 2018	2.3	—	0.1

				$84.2	$4.5	$0.1

December 31, 2016:
Euro	21.1	U.S. Dollars	January 2017	$23.3	$—	$1.1
Swiss Francs	7.9	U.S. Dollars	January 2017	8.0	—	0.3
U.S. Dollars	4.0	Israel Shekel	January 2017	4.0	—	—
Israel Shekel	15.3	U.S. Dollars	January 2017	4.0	—	—
Euro	1.4	Polish Zloty	January 2017	1.4	—	—

				$40.7	$—	$1.4

        In addition, the Company periodically enters into purchase and sales contracts denominated in currencies other than the functional currency of the parties to the transaction. The Company accounts for these transactions separately valuing the "embedded derivative" component of these contracts. The contracts, denominated in currencies other than the functional currency of the transacting parties, amounted to $98.3 million for the delivery of products and $3.6 million for the purchase of products at December 31, 2017 and $120.7 million for the delivery of products and $2.3 million for the purchase of products at December 31, 2016. The changes in the fair value of these embedded derivatives are recorded in interest and other income (expense), net in the consolidated statements of income and comprehensive income.

Commodity Price Risk Management

        The Company has an arrangement with a customer under which it has a firm commitment to deliver copper based superconductors at a fixed price. In order to minimize the volatility that fluctuations in the price of copper have on the Company's sales of these commodities, the Company enters into commodity hedge contracts. At December 31, 2017 and 2016, the Company has fixed price commodity contracts with notional amounts aggregating $3.0 million and $2.7 million, respectively. The changes in the fair value of these commodity contracts are recorded in interest and other income (expense), net in the consolidated statements of income and comprehensive income.

        The fair value of the derivative instruments described above were recorded in the consolidated balance sheets for the years ended December 31, 2017 and 2016 as follows (in millions):

	Balance Sheet Location	2017	2016
Derivative assets:
Foreign exchange contracts	Other current assets	$4.5	$—
Embedded derivatives in purchase and delivery contracts	Other current assets	0.9	2.7
Fixed price commodity contracts	Other current assets	0.8	0.2
Embedded derivatives in purchase and delivery contracts	Other long-term assets	—	1.3
Derivative liabilities:
Foreign exchange contracts	Other current liabilities	$0.1	$1.4
Embedded derivatives in purchase and delivery contracts	Other current liabilities	1.5	0.3
Embedded derivatives in purchase and delivery contracts	Other long-term liabilities	1.4	—

        The impact on net income of unrealized gains and losses resulting from changes in the fair value of derivative instruments for the years ending December 31 are as follows (in millions) and are recorded within interest and other income (expense), net in the consolidated statements of income and comprehensive income:

	2017	2016	2015
Foreign exchange contracts	$5.8	$(0.1)	$3.8
Embedded derivatives in purchase and delivery contracts	(5.7)	3.7	(0.2)
Fixed price commodity contracts	0.6	0.6	(0.2)

Income (expense), net	$0.7	$4.2	$3.4

Note 12—Income Taxes

        On December 22, 2017 (Enactment Date), the President of the United States signed tax reform legislation (2017 Tax Act), which enacted a wide range of changes to the U.S. corporate income tax system, many of which differ significantly from the provisions of the previous U.S. tax law. The 2017 Tax Act contains several key provisions including, among other things:

  •
  A one-time tax on the mandatory deemed repatriation of post-1986 untaxed foreign earnings and profits (E&P), referred to as the "toll charge";

  •
  A reduction in the corporate tax rate from 35.0% to 21.0% for the tax years beginning after December 31, 2017;

  •
  The introduction of a new U.S. tax on certain off-shore earnings referred to as the "Global Intangible Low-Taxed Income" (GILTI) at an effective tax rate of 10.5% for tax years beginning after December 31, 2017 (increasing to 13.125% for tax years beginning after December 31, 2025) with a partial offset by foreign tax credits; and

  •
  The introduction of a territorial tax system beginning in 2018 by providing a 100% dividends received deduction on certain qualified dividends from foreign subsidiaries.

        Also on December 22, 2017, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 118, which provides companies with additional guidance on how to implement the provisions of the 2017 Tax Act in their financial statements. The guidance provides for a measurement period, up to one year from the Enactment Date, in which provisional amounts may be adjusted when additional information is obtained, prepared or analyzed about facts and circumstances that existed as of the Enactment Date, if known, which would have impacted the amounts that were initially recorded by the Company.

        The Company has not yet completed the assessment of the tax effects associated with the enactment of the 2017 Tax Act; however, a reasonable estimate has been made of the effects on the existing deferred tax balances and the one-time transition tax. Changes in the tax rates and laws are accounted for in the period of enactment. Therefore, during the fourth quarter of 2017, the Company recorded an incremental income tax provision of $68.9 million, which is primarily comprised of the following:

  •
  An estimated income tax provision of $55.0 million for the federal and state impacts of the one-time deemed repatriation of pre-2018 E&P. In accordance with the 2017 Tax Act, the federal portion of the toll charge liability may be paid over eight years. Such liability can be reduced by certain credits. Accordingly, we have recorded $30.6 million and $2.7 million in long-term income tax liabilities and accrued income taxes (current), respectively, as of December 31, 2017

  •
  An estimated net income tax benefit of $1.4 million, for the remeasurement of our deferred tax assets and liabilities at the newly enacted tax rate of 21%; and

  •
  As a result of the 2017 Tax Act and our expectations about distributing certain cash balances from its foreign subsidiaries to the United States, we also recorded estimated income tax provisions for estimated state income taxes and foreign withholding taxes of $12.5 million.

        The net charge of $68.9 million recorded was based on currently available information and interpretations of applying the provisions of the 2017 Tax Act as of the time of filing this Annual Report on Form 10-K. The Company expects to finalize these provisional estimates before the end of 2018 after completing the review and analysis, including reviews and analysis of any interpretations issued during this measurement period.

        The Company is still evaluating the GILTI provisions of the 2017 Tax Act and its impact, if any, to the consolidated financial statements as of December 31, 2017. Companies are allowed to adopt an accounting policy to either recognize deferred taxes for GILTI or treat such as a tax cost in the year incurred. The Company has not yet determined the accounting policy because determining the impact of the GILTI provisions requires analysis of the existing legal entity structure, the reversal of U.S. GAAP and U.S. tax basis differences in the assets and liabilities of foreign subsidiaries, and the ability to offset any tax with foreign tax credits. As such, the Company did not record a deferred income tax expense or benefit related to the GILTI provisions of the 2017 Tax Act in the consolidated statement of income for the year ended December 31, 2017. This will also be finalized during the measurement period.

        The Company recorded a provisional amount for the toll charge, which represents its reasonable estimate of the liability due for the mandatory deemed repatriation of its post-1986 untaxed foreign E&P. Determining the provisional toll charge liability required a significant effort based on a number of factors including:

  •
  Analyzing the accumulated untaxed foreign E&P since 1986 including historical practices and assertions made in determining such;

  •
  Determining the composition, including intercompany receivables and payables of specified foreign corporations, of our post-1986 untaxed foreign E&P that is held in cash or liquid assets and other assets at several measurement dates. This is required because a different tax rate is applied to each when determining the toll charge liability; and

  •
  Assessing the potential impact of existing uncertain tax positions in determining our accumulated undistributed E&P.

        Due to the timing of the Enactment Date, the Company had limited time to understand the 2017 Tax Act and its various interpretations, to assess how to apply the new tax law to the specific facts and circumstances of the Company and to determine the toll charge. As such the amounts recorded for the toll charge are provisional.

        The actual results of the implementation of the 2017 Tax Act may materially differ from the Company's current estimate due to, among other things, further guidance that may be issued by U.S. tax authorities or regulatory bodies including the SEC and the FASB to interpret the 2017 Tax Act. The Company will continue to analyze the 2017 Tax Act and any additional guidance that may be issued and finalize the full effects of applying the new legislation in the measurement period.

        The domestic and foreign components of income before taxes are as follows for the years ended December 31, (in millions):

	2017	2016	2015
Domestic	$(14.0)	$18.4	$31.6
Foreign	211.8	159.2	96.4

	$197.8	$177.6	$128.0

        The components of the income tax provision are as follows for the years ended December 31, (in millions):

	2017	2016	2015
Current income tax (benefit) expense:
Federal	$32.2	$(2.4)	$5.7
State	2.0	0.3	1.3
Foreign	42.7	59.8	50.0

Total current income tax expense	76.9	57.7	57.0
Deferred income tax (benefit) expense:
Federal	35.5	3.1	(31.1)
State	(0.4)	(5.3)	(2.4)
Foreign	5.5	(32.4)	(0.4)

Total deferred income tax (benefit) expense	40.6	(34.6)	(33.9)

Income tax provision	$117.5	$23.1	$23.1

        The income tax provision differs from the tax provision computed at the U.S federal statutory rate due to the following significant components for the years ended December 31:

	2017	2016	2015
Statutory tax rate	35.0%	35.0%	35.0%
Foreign tax rate differential	(11.7)	(11.6)	(3.6)
Permanent differences	(0.5)	8.2	(2.0)
Mandatory Repatriation	27.0	—	—
Tax contingencies	(1.3)	(3.0)	2.3
Change in tax rates	0.9	0.2	1.3
Withholding taxes	2.2	1.3	8.1
Permanent Reinvestment Assertion Accrual	7.8	—	—
State income taxes, net of federal benefits	1.3	(2.9)	(0.9)
Purchase accounting	0.5	1.6	0.8
Tax credits	(0.3)	(3.0)	(1.1)
Other	(1.2)	4.3	(2.7)
Change in valuation allowance for unbenefitted losses	(0.3)	(17.1)	(19.2)

Effective tax rate	59.4%	13.0%	18.0%

        The tax effect of temporary items that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2017 and 2016 are as follows (in millions):

	2017	2016
Deferred tax assets:
Accounts receivable	$3.9	$2.9
Accrued expenses	6.7	4.6
Compensation	27.9	30.6
Deferred revenue	0.4	2.0
Net operating loss carryforwards	19.1	14.1
Fixed assets	—	0.8
Inventory	2.8	3.2
Foreign tax and other tax credit carryforwards	5.9	17.2
Unrealized currency gain/loss	3.2	3.0

Gross deferred tax assets	69.9	78.4
Less valuation allowance	—	(0.5)

Total deferred tax assets	69.9	77.9

Deferred tax liabilities:
Fixed assets	0.3	—
Foreign statutory reserves	0.9	1.1
Intangibles	13.0	7.2
Accrued expenses	0.6	1.2
Accrued Withholding Tax	16.1	2.0
Other	6.4	—

Total deferred tax liabilities	37.3	11.5

Net deferred tax assets	$32.6	$66.4

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

        The Company can only recognize a deferred tax asset to the extent this it is "more likely than not" that these assets will be realized. Judgments around realizability depend on the availability and weight of both positive and negative evidence. Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2017, 2016 and 2015 were as follows:

Balance at December 31, 2014	$57.4
Decreases recorded as a benefit to income tax provision	(20.2)

Balance at December 31, 2015	$37.2
Decreases recorded as a benefit to income tax provision	(36.7)

Balance at December 31, 2016	$0.5
Decreases recorded as a benefit to income tax provision	(0.5)

Balance at December 31, 2017	$—

        The decreases related primarily to the realizability of foreign net operating and capital losses based on future taxable income.

        As of December 31, 2017, the Company has approximately $23.2 million net operating loss carryforwards available to reduce state taxable income. The Company also has approximately $77.4 million of German Trade Tax and Corporate Income Tax net operating losses that are carried forward indefinitely. Additionally, the Company has $13.9 million of other foreign net operating losses that are expected to expire at various times beginning in 2018. The Company also has state research and development tax credits of $7.5 million. Utilization of these credits and state net operating losses may be subject to annual limitations due to the ownership percentage change limitations provided by the Internal Revenue Code Section 382 and similar state provisions. In the event of a deemed change in control under Internal Revenue Code Section 382, an annual limitation on the utilization of net operating losses and credits may result in the expiration of all or a portion of the net operating loss and credit carryforwards.

        The Company reflects certain statutory reserves in its tabular reconciliation of unrecognized tax benefits. Effective for the year ended December 31, 2013 and thereafter, these unrecognized tax benefits are presented as a reduction of the associated net deferred tax assets.

        At December 31, 2017 and in accordance with the 2017 Tax Act, the Company recorded state and foreign withholding taxes on the cash and liquid assets portion of the unremitted earnings and profits (E&P) of foreign subsidiaries expected to be repatriated from its foreign subsidiaries to the United States. The Company continues to be indefinitely reinvested amounting to $740.0 million of non-cash E&P that is related to the 2017 Tax Act deemed repatriation. If this E&P is ultimately distributed to the United States in the form of dividends or otherwise the Company would likely be subject to additional withholding tax. The Company will continue to evaluate its assertions on the cumulative historical outside basis differences in its foreign subsidiaries as of December 31, 2017. The Company expects to finalize its analysis and accounting related to the toll charge and any remaining outside basis differences in its foreign subsidiaries during the measurement period. The Company estimates the amount of unrecognized deferred withholding taxes on the undistributed E&P to be approximately $27 million at December 31, 2017.

        The Company had gross unrecognized tax benefits, excluding interest, of approximately $4.4 million as of December 31, 2017, that if recognized, would reduce the Company's effective tax rate. In the next twelve months it is reasonably possible that the Company will reduce its unrecognized tax benefits by $0.8 million due to the expiration of statutes of limitations and favorable settlement with taxing authorities which would reduce the Company's effective tax rate. A tabular reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Gross unrecognized tax benefits at December 31, 2014	$40.0
Gross decreases—tax positions in prior periods	(1.5)
Gross increases—current period tax positions	0.4
Settlements	(2.7)
Lapse of statutes	(3.0)

Gross unrecognized tax benefits at December 31, 2015	33.2
Gross decreases—tax positions in prior periods	(4.8)
Gross increases—current period tax positions	0.9
Settlements	(21.3)
Lapse of statutes	(1.8)

Gross unrecognized tax benefits at December 31, 2016	6.2
Lapse of statutes	(1.8)

Gross unrecognized tax benefits at December 31, 2017	$4.4

        The Company's policy is to include accrued interest and penalties related to unrecognized tax benefits and income tax liabilities, when applicable, in income tax expense. As of December 31, 2017 and 2016, the Company had approximately $0.2 million and $0.5 million, respectively, of accrued interest and penalties related to uncertain tax positions included in other long-term liabilities in the consolidated balance sheets. The Company recorded a benefit of $0.3 million and $1.8 million for penalties and interest related to unrecognized tax benefits in the provision for income taxes during the year ended December 31, 2017 and December 31, 2016, respectively.

        The Company files tax returns in the United States, which includes federal, state and local jurisdictions, and many foreign jurisdictions with varying statutes of limitations. The Company considers Germany, the United States and Switzerland to be its significant tax jurisdictions. The majority of the Company's earnings are derived in Germany and Switzerland. Accounting for the various federal and local taxing authorities, the statutory rates for 2017 were approximately 30.0% and 20.0% for Germany and Switzerland, respectively. The mix of earnings in those two jurisdictions resulted in a reduction of 7.8% from the U.S. statutory rate of 35.0% in 2017. The Company has not been a party to any tax holiday agreements. The tax years 2013 to 2016 are open to examination in Germany and Switzerland. In the third quarter of 2015, the Company settled tax audits in Germany and Italy. In 2016, the Company settled tax audits in Germany and Switzerland. The settlements were immaterial to the consolidated financial statements. Tax years 2011 to 2016 remain open for examination in the United States.

Note 13—Post Retirement Benefit Plans

Defined Contribution Plans

        The Company sponsors various defined contribution plans that cover certain domestic and international employees. The Company may make contributions to these plans at its discretion. The Company contributed $6.4 million, $6.0 million and $6.5 million to such plans in the years ended December 31, 2017, 2016 and 2015, respectively.

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

        The components of net periodic benefit costs for the years ended December 31, 2017, 2016 and 2015 were as follows (in millions):

	2017	2016	2015
Components of net periodic benefit costs:
Service cost	$7.8	$6.8	$7.2
Interest cost	1.7	2.2	2.5
Expected return on plan assets	(1.7)	(1.8)	(2.3)
Settlement loss recognized	—	—	10.2
Amortization of net loss	4.8	4.1	4.1

Net periodic benefit costs	$12.6	$11.3	$21.7

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

        The Company measures its benefit obligation and the fair value of plan assets as of December 31st each year. The changes in benefit obligations and plan assets under the defined benefit pension plans, projected benefit obligation and funded status of the plans were as follows at December 31, (in millions):

	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$210.1	$199.2
Service cost	7.8	6.8
Interest cost	1.7	2.2
Plan participant contributions	4.1	4.0
Benefits paid	(3.6)	(7.1)
Actuarial loss (gain)	(3.6)	11.1
Premiums paid	(1.5)	(1.4)
Impact of foreign currency exchange rates	13.0	(4.7)

Benefit obligation at end of year	228.0	210.1
Change in plan assets:
Fair value of plan assets at beginning of year	105.9	106.1
Return on plan assets	5.0	1.3
Plan participant and employer contributions	9.5	9.2
Benefits paid	(3.6)	(7.1)
Premiums paid	(1.5)	(1.4)
Impact of foreign currency exchange rates	5.0	(2.2)

Fair value of plan assets at end of year	120.3	105.9

Net under funded status	$(107.7)	$(104.2)

        The accumulated benefit obligation for the defined benefit pension plans is $217.2 million and $199.9 million at December 31, 2017 and 2016, respectively. All defined benefit pension plans have an accumulated benefit obligation and projected benefit obligation in excess of plan assets at December 31, 2017 and 2016.

        The following amounts were recognized in the accompanying consolidated balance sheets for the Company's defined benefit plans at December 31, (in millions):

	2017	2016
Current liabilities	$(2.1)	$(1.7)
Non-current liabilities	(105.6)	(102.5)

Net benefit obligation	$(107.7)	$(104.2)

        The following pre-tax amounts were recognized in accumulated other comprehensive income for the Company's defined benefit plans at December 31, (in millions):

	2017	2016
Reconciliation of amounts recognized in the consolidated balance sheets:
Prior service cost	$(9.7)	$(10.6)
Net actuarial loss	(48.9)	(56.0)

Accumulated other comprehensive loss	(58.6)	(66.6)
Accumulated contributions in excess of net periodic benefit cost	(49.1)	(37.6)

Net amount recognized	$(107.7)	$(104.2)

        The amount in accumulated other comprehensive income at December 31, 2017 expected to be recognized as amortization of net loss within net periodic benefit cost in 2018 is $3.9 million.

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

        The range of assumptions used for defined benefit pension plans reflects the different economic environments within the various countries. The range of assumptions used to determine the projected benefit obligations for the years ended December 31, are as follows:

	2017	2016	2015
Discount rates	0.2%-2.1%	0.2%-2.1%	0.3%-2.5%
Expected return on plan assets	0.0%-3.0%	0.0%-3.0%	0.0%-3.0%
Expected rate of compensation increase	1.0%-3.0%	1.0%-3.0%	1.0%-3.0%

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

Asset Allocations by Asset Category

        The fair value of the Company's pension plan assets at December 31, 2017 and 2016, by asset category and by level in the fair value hierarchy, is as follows (in millions):

December 31, 2017	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan Assets:
Group BPCE Life (a)	$1.1	$—	$1.1	$—
Swiss Life Collective BVG Foundation (b)	119.2	—	119.2	—

Total plan assets	$120.3	$—	$120.3	$—

December 31, 2016	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan Assets:
Group BPCE Life (a)	$1.3	$—	$1.3	$—
Swiss Life Collective BVG Foundation (b)	104.6	—	104.6	—

Total plan assets	$105.9	$—	$105.9	$—

(a)
The Company's pension plan in France is invested in a larger fund that invests in a variety of instruments. The assets are not directly dedicated to the French pension plan. The Group BPCE Life fund invests in debt securities of foreign corporations and governments, equity securities of foreign government funds and private real estate funds.

(b)
The Company's pension plan in Switzerland is outsourced to Swiss Life AG, an outside insurance provider. Under the insurance contract, the plan assets are invested in Swiss Life Collective BVG Foundation (the Foundation), which is an umbrella fund for which the retirement savings and interest rates are guaranteed a minimum of 1.75% on the mandatory withdrawal portion, as defined by Swiss law, and 0.75% and 1.25% for the years ended December 31, 2017 and 2016 , respectively on the non-mandatory portion. The Foundation utilizes plan administrators and investment managers to oversee the investment allocation process, set long-term strategic targets and monitor asset allocations. The target allocations are 75% bonds, including cash, 5% equity investments and 20% real estate and mortgages. Should the Foundation yield a return greater than the guaranteed amounts, the Company, according to Swiss law, shall receive 90% of the additional return with Swiss Life AG retaining 10%. The withdrawal benefits and interest allocations are secured at all times by Swiss Life AG.

Contributions and Estimated Future Benefit Payments

        During 2018, the Company expects contributions to be consistent with 2017. The estimated future benefit payments are based on the same assumptions used to measure the Company's benefit obligation at December 31, 2017. The following benefit payments reflect future employee service as appropriate (in millions):

2018	$2.7
2019	2.8
2020	3.2
2021	3.8
2022	4.2
2023-2027	28.8

Note 14—Commitments and Contingencies

        In accordance with ASC Topic 450, Contingencies, the Company accrues anticipated costs of settlement, damages, or other costs to the extent specific losses are probable and estimable.

Litigation and Related Contingencies

        Lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. Third parties might allege that the Company or its collaborators are infringing their patent rights or that the Company is otherwise violating their intellectual property rights. Loss contingency provisions are recorded if the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated or a range of loss can be determined. These accruals represent management's best estimate of probable loss. Disclosure also is provided when it is reasonably possible that a loss will be incurred or when it is reasonably possible that the amount of a loss will exceed the recorded provision. The Company believes the outcome of pending proceedings, individually and in the aggregate, will not have a material impact on the Company's financial statements. As of December 31, 2017 and 2016, no material accruals have been recorded for potential contingencies.

Governmental Investigations

        The Company is subject from time to time to investigations by U.S. or foreign governmental agencies, from which civil, criminal or administrative proceedings could result.

        On October 19, 2017, the Company received a notice of investigation and subpoena to produce documents from the Division of Enforcement of the SEC. The subpoena seeks information related to an employee terminated as part of a restructuring and certain matters involving the Company's policies and accounting practices related to revenue recognition and restructuring activities, as well as related financial reporting, disclosure and compliance matters, since January 1, 2013. The subpoena also seeks information concerning, among other things, the Company's previously identified material weakness in internal controls over the accounting for income taxes, related financial reporting matters and certain payments for non-employee travel expenses. The Company is producing documents in response to the subpoena and intends to continue to cooperate fully with the SEC's investigation. At this time, the Company is unable to predict the duration, scope or outcome of this investigation.

        The Korea Fair Trade Commission ("KFTC") has conducted an investigation into improper bidding by Bruker Korea Co., Ltd. and several other companies in connection with bids for sales of X-ray systems in 2010 and 2012. Three of the bids under investigation involved Bruker Korea. The Company cooperated fully with the KFTC regarding this matter. In September 2016, the KFTC fined Bruker Korea approximately $15,000 and referred the matter to the Korean Public Prosecutor's Office ("PPO") for criminal prosecution. On May 31, 2017, the PPO issued official notice of its decision not to pursue criminal proceedings against Bruker Korea. Additionally, since December 2016, various Korean governmental entities imposed suspensions on Bruker Korea, with overlapping suspension periods ranging from three to six months. During the periods of these suspensions, Bruker Korea was prohibited from bidding for or conducting sales to Korean governmental agencies. Sales to these customers were less than 1% of the Company's revenue for the year ended December 31, 2016. At December 31, 2017, all such suspension periods have lapsed. The Company considers these matters resolved and no additional payments are owed or accrued as of December 31, 2017 in connection with such resolutions.

Operating Leases

        Certain buildings, office equipment and vehicles are leased under agreements that are accounted for as operating leases. Total rental expense under operating leases was $23.7 million, $22.0 million and $23.0 million during the years ended December 31, 2017, 2016 and 2015, respectively. Future minimum lease payments under non-cancelable operating leases at December 31, 2017, for each of the next five years and thereafter are as follows (in millions):

2018	$21.2
2019	15.4
2020	12.0
2021	9.1
2022	5.6
Thereafter	13.6

Total	$76.9

Capital Leases

        The Company leases certain assets under agreements that are classified as capital leases. The cost of these assets under the capital leases is included in the consolidated balance sheets as property, plant and equipment and was $0.9 million at December 31, 2017. Accumulated amortization of the leased buildings at December 31, 2017 was $0.5 million. There were no assets under capital lease agreements as of December 31, 2016. Amortization expense related to assets under capital leases was included in depreciation expense. The obligations related to capital leases was recorded as a component of long-term debt or the current portion of long-term debt in the consolidated balance sheets, depending on when the lease payments are due.

Unconditional Purchase Commitments

        The Company has entered into unconditional purchase commitments, in the ordinary course of business, that include agreements to purchase goods, services or fixed assets and to pay royalties that are enforceable and legally binding and that specify all significant terms including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase commitments exclude agreements that are cancelable at any time without penalty. The aggregate amount of the Company's unconditional purchase commitments totaled $164.0 million at December 31, 2017 and the majority of these commitments are expected to be settled during 2018.

License Agreements

        The Company has entered into cross-licensing agreements for various technologies that allow other companies to utilize certain of its patents and related technologies over various periods or into perpetuity. Income from these agreements for the years ended December 31, 2017, 2016 and 2015 was $2.1 million, $1.9 million and $2.5 million, respectively, and is classified in other revenue in the consolidated statements of income and comprehensive income. The unearned portions of proceeds from the cross-licensing agreements are classified as short-term or long-term deferred revenue depending on when the revenue will be earned.

        The Company has also entered into license agreements allowing it to utilize certain patents. If these patents are used in connection with a commercial product sale, the Company pays royalties on the related product revenues. Licensing fees for the years ended December 31, 2017, 2016 and 2015, were $3.5 million, $3.0 million and $3.2 million, respectively, and are recorded in cost of product revenue in the consolidated statements of income and comprehensive income.

Letters of Credit and Guarantees

        At December 31, 2017 and 2016, the Company had bank guarantees of $138.8 million and $131.5 million, respectively, related primarily to customer advances. These arrangements guarantee the refund of advance payments received from customers in the event that the merchandise is not delivered or warranty obligations are not fulfilled in compliance with the terms of the contract. These guarantees affect the availability of the Company's lines of credit.

Indemnifications

        The Company enters into standard indemnification arrangements in the Company's ordinary course of business. Pursuant to these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party. These parties are generally the Company's business partners or customers, in connection with any patent, or any copyright or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these agreements is unlimited. The Company believes the estimated fair value of these agreements is minimal based on historical experiences.

Note 15—Shareholders' Equity

Share Repurchase Program

        In May 2015, the Company's Board of Directors approved a share repurchase program (the "Anti-Dilutive Repurchase Program") under which the Company was authorized to repurchase the Company's common stock in amounts intended to approximately offset, on an annual basis, the dilutive effect of shares that have been, or may be, issued pursuant to option or restricted stock awards under the Company's incentive compensation plans. In 2015, a total of 1,245,000 shares were repurchased at an aggregate cost of $24.9 million under the Anti-Dilutive Repurchase Program.

        In November 2015, the Company's Board of Directors suspended the Anti-Dilutive Repurchase Program until January 1, 2017 and approved an additional share repurchase program. This program authorized repurchases of common stock up to $225 million from time to time, in amounts, at prices, and at such times as the Company deemed appropriate, subject to market conditions, legal requirements and other considerations. A total of 9,312,522 shares were repurchased at an aggregate cost of $225.0 million as of December 31, 2016 under that completed repurchase program.

        In May 2017, the Company's Board of Directors approved an additional share repurchase program (the "Repurchase Program") under which repurchases of common stock up to $225.0 million were authorized to occur from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, legal requirements and other considerations. A total of 5,318,063 shares were repurchased at an aggregate cost of $152.2 million in the year ended December 31, 2017 under the Repurchase Program. Any future repurchases will be funded from cash on hand, future cash flows from operations and available borrowings under the revolving credit facility.

        The repurchased shares are reflected within Treasury stock in the accompanying consolidated balance sheet at December 31, 2017 and 2016.

Cash Dividends on Common Stock

        On February 22, 2016, the Company announced the establishment of a dividend policy and the declaration by its Board of Directors of an initial quarterly cash dividend in the amount of $0.04 per share of the Company's issued and outstanding common stock. Under the dividend policy, the Company will target a cash dividend to the Company's shareholders in the amount of $0.16 per share per annum, payable in equal quarterly installments. The following is a summary of the dividends paid in the years ended December 31, 2017 and 2016 (in millions):

	2017
Dividends Paid on	March 24	June 23	September 22	December 22
Shareholders of Record as of	March 8	June 5	September 5	December 4
Aggregate Cost	$6.4	$6.4	$6.3	$6.3

	2016
Dividends Paid on	March 24	June 24	September 23	December 23
Shareholders of Record as of	March 4	June 6	September 6	December 5
Aggregate Cost	$6.5	$6.5	$6.4	$6.4

        Subsequent dividend declarations and the establishment of record and payment dates for such future dividend payments, if any, are subject to the Board of Directors' continuing determination that the dividend policy is in the best interests of the Company's shareholders. The dividend policy may be suspended or cancelled at the discretion of the Board of Directors at any time.

Accumulated Other Comprehensive Income (Loss)

        The following is a summary of the components of accumulated other comprehensive income (loss), net of tax, at December 31, (in millions):

	Foreign Currency Translation	Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2014	$66.0	$(37.8)	$28.2
Other comprehensive income (loss)	(62.8)	(23.6)	(86.4)
Realized loss on reclassification	—	14.0	14.0

Balance at December 31, 2015	3.2	(47.4)	(44.2)
Other comprehensive income (loss)	(27.3)	(8.4)	(35.7)
Realized loss on reclassification	—	4.0	4.0

Balance at December 31, 2016	(24.1)	(51.8)	(75.9)
Other comprehensive income	96.3	1.8	98.1
Realized loss on reclassification	—	4.8	4.8

Balance at December 31, 2017	$72.2	$(45.2)	$27.0

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

        In May 2016, the Bruker Corporation 2016 Incentive Compensation Plan (the "2016 Plan") was approved by the Company's stockholders. With the approval of the 2016 Plan, no further grants will be made under the 2010 Plan. The 2016 Plan provides for the issuance of up to 9,500,000 shares of the Company's common stock and permits the grant of awards of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares and performance units, as well as cash-based awards. The 2016 Plan is administered by the Compensation Committee. The Compensation Committee has the authority to determine which employees will receive awards, the amount of any awards, and other terms and conditions of such awards. Stock option awards granted under the 2016 Plan typically vest over a period of three to four years.

        Stock option activity for the year ended December 31, 2017 was as follows:

	Shares Subject to Options	Weighted Average Option Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value (in millions) (b)
Outstanding at December 31, 2016	4,625,678	$18.73
Granted	180,677	27.97
Exercised	(1,263,767)	16.17
Forfeited/Expired	(306,915)	19.54

Outstanding at December 31, 2017	3,235,673	$20.16	6.3	$45.8

Exercisable at December 31, 2017	1,786,898	$18.31	5.4	$28.6

Exercisable and expected to vest at
December 31, 2017 (a)	3,138,460	$20.09	6.3	$44.6

(a)
In addition to the options that are vested at December 31, 2017, the Company expects a portion of the unvested options to vest in the future. Options expected to vest in the future are determined by applying an estimated forfeiture rate to the options that are unvested as of December 31, 2017.

(b)
The aggregate intrinsic value is based on the positive difference between the fair value of the Company's common stock price of $34.32 on December 31, 2017, or the date of exercises, as appropriate, and the exercise price of the underlying stock options.

        The weighted average fair value of options granted was $7.61, $7.72 and $7.82 per share for the years ended December 31, 2017, 2016 and 2015, respectively.

        The total intrinsic value of options exercised was $16.2 million, $11.2 million and $8.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

        Unrecognized pre-tax stock-based compensation expense of $8.3 million related to stock options awarded under the 2010 and 2016 Plans is expected to be recognized over the weighted average remaining service period of 2.2 years for stock options outstanding at December 31, 2017.

        Restricted shares of the Company's common stock are periodically awarded to executive officers, directors and certain key employees of the Company, subject to service restrictions, which vest ratably over periods of one to four years. The restricted shares of common stock may not be sold or transferred during the restriction period. Stock-based compensation for restricted stock is recorded based on the stock price on the grant date and charged to expense ratably throughout the restriction period.

        The following table summarizes information about restricted stock award activity during the year ended December 31, 2017:

	Shares Subject to Restriction	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	172,506	$19.37
Vested	(82,924)	18.17
Forfeited	(4,053)	22.46

Outstanding at December 31, 2017	85,529	$20.39

        The total fair value of restricted stock vested was $2.3 million, $1.5 million and $1.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

        Unrecognized pre-tax stock-based compensation expense of $1.1 million related to restricted stock awarded under the 2010 Plan is expected to be recognized over the weighted average remaining service period of 1.44 years for awards outstanding at December 31, 2017.

        Restricted stock units of the Company's common stock are periodically awarded to executive officers, directors and certain employees of the Company which vest ratably over a service periods of one to four years. Stock-based compensation for restricted stock units is recorded based on the stock price on the grant date and charged to expense ratably throughout the vesting period.

        The following table summarizes information about restricted stock unit activity for year ended December 31, 2017:

	Shares Subject to Restriction	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	262,317	$22.32
Granted	488,552	26.55
Vested	(67,057)	22.27
Forfeited	(31,689)	22.81

Outstanding at December 31, 2017	652,123	$25.47

        The total fair value of restricted stock vested was $2.0 million for the year ended December 31, 2017. No restricted stock units vested in the years ended December 31, 2016 and 2015.

        Unrecognized pre-tax stock-based compensation expense of $13.2 million related to restricted stock units awarded under the 2016 Plan is expected to be recognized over the weighted average remaining service period of 3.38 years for units outstanding at December 31, 2017.

        In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation—Improvements to Employee Share-Based Payment Accounting. The new standard simplifies accounting for share-based payment transactions, including income tax consequences and the classification of the tax impact on the statement of cash flows. The Company adopted this standard effective January 1, 2017. The ASU requires that the difference between the actual tax benefit realized upon exercise or vesting, as applicable, and the tax benefit recorded based on the fair value of the stock award at the time of grant (the "excess tax benefits") be reflected as a reduction of the current period provision for income taxes with any shortfall recorded as an increase in the tax provision rather than as a component of changes to additional paid-in capital. The ASU also required the excess tax benefit realized be reflected as an operating cash flow rather than a financing cash flow. This standard was adopted by the Company on a modified retrospective basis with respect to the previously unrecognized windfalls, which resulted in a cumulative adjustment to retained earnings of $3.6 million as of January 1, 2017 related to the timing of when excess tax benefits are recognized. The Company adopted this standard on a prospective basis with respect to the statements of income and cash flows and recognized an excess tax benefit related to stock compensation which decreased income tax expense in the amount of $1.9 million for the year ended December 31, 2017. The excess tax benefits were previously recorded in equity. The Company continues to utilize a historical forfeiture rate to estimate future forfeitures.

Note 17—Other Charges, Net

        The components of other charges, net for the years ended December 31, 2017, 2016 and 2015, were as follows in millions):

	2017	2016	2015
Acquisition-related expenses (income), net	$4.5	$9.0	$(7.2)
Professional fees incurred in connection with investigation matters	0.2	—	0.4
Pension settlement charge	—	—	10.2
Information technology transformation costs	4.2	6.2	8.9
Restructuring charges	10.6	9.8	8.1
Long-lived asset impairments	0.2	0.8	4.6

Other charges, net	$19.7	$25.8	$25.0

Restructuring Initiatives

2016

        The Company commenced a restructuring initiative in 2016 to address lower demand in the Bruker CALID and Bruker Nano Groups as a result of delays in European academic funding and ongoing weakness in several of the industrial end market segments that affect the Bruker Nano Group. This initiative was intended to improve the Bruker CALID and Bruker Nano Group operating results in response to these market conditions. Restructuring actions will result in a reduction of approximately 125 employees within the Bruker CALID and Bruker Nano Groups.

        The following is a summary of the restructuring expenses related to this initiative which are recorded in the accompanying consolidated statements of income and comprehensive income for the years ended December 31, 2017 and 2016:

	2017			2016
	Severance and Exit Costs	Inventory Writedown and Asset Impairment	Total	Severance and Exit Costs	Inventory Writedown and Asset Impairment	Total
Cost of revenues	$3.5	$0.5	$4.0	$4.4	$2.4	$6.8
Other charges, net	3.0	—	3.0	3.4	0.2	3.6

	$6.5	$0.5	$7.0	$7.8	$2.6	$10.4

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

        The following is a summary of the restructuring expenses related to this initiative which are recorded in the accompanying consolidated statements of income and comprehensive income for years ended December 31, 2017, 2016 and 2015:

	2017			2016			2015
	Severance and Exit Costs	Inventory Writedown and Asset Impairment	Total	Severance and Exit Costs	Inventory Writedown and Asset Impairment	Total	Severance and Exit Costs	Inventory Writedown and Asset Impairment	Total
Cost of revenues	$(2.7)	$—	$(2.7)	$2.2	$—	$2.2	$10.2	$2.1	$12.3
Other charges, net	—	—	—	1.1	—	1.1	1.8	2.1	3.9

	$(2.7)	$—	$(2.7)	$3.3	$—	$3.3	$12.0	$4.2	$16.2

        As of December 31, 2017, expenses incurred under this restructuring initiative were substantially complete.

        Restructuring charges for the years ended December 31, 2017, 2016 and 2015 included charges for various other programs which were recorded in the accompanying consolidated statements of income and comprehensive income as follows:

	2017	2016	2015
Cost of revenues	$4.3	$2.0	$8.9
Other charges, net	7.6	5.1	4.2

	$11.9	$7.1	$13.1

        The following table sets forth the changes in the restructuring reserves for the years ended December 31, 2017, 2016 and 2015 (in millions):

	Total	Severance	Exit Costs	Provisions for Excess Inventory
Balance at December 31, 2014	$16.1	$7.1	$1.3	$7.7
Restructuring charges	29.3	15.9	6.4	7.0
Cash payments	(18.0)	(11.9)	(5.1)	(1.0)
Non-cash adjustments	(2.9)	(0.2)	(0.2)	(2.5)
Foreign currency impact	(1.4)	(0.6)	—	(0.8)

Balance at December 31, 2015	$23.1	$10.3	$2.4	$10.4
Restructuring charges	20.8	10.6	7.2	3.0
Cash payments	(22.1)	(15.6)	(5.6)	(0.9)
Non-cash adjustments	(5.4)	(0.4)	(0.3)	(4.7)
Foreign currency impact	(0.2)	—	—	(0.2)

Balance at December 31, 2016	$16.2	$4.9	$3.7	$7.6
Restructuring charges	16.2	7.7	6.2	2.3
Cash payments	(17.1)	(10.1)	(6.8)	(0.2)
Non-cash adjustments	(5.5)	(0.7)	(1.0)	(3.8)
Foreign currency impact	1.0	0.2	—	0.8

Balance at December 31, 2017	$10.8	$2.0	$2.1	$6.7

        Restructuring charges by segment as of and for the years ended December 31, are as follows (in millions):

	2017	2016	2015
BSI	$14.1	$20.8	$28.4
BEST	2.1	—	0.9

	$16.2	$20.8	$29.3

Note 18—Interest and Other Income (Expense), Net

        The components of interest and other income (expense), net for the years ended December 31, 2017, 2016 and 2015, were as follows (in millions):

	2017	2016	2015
Interest income	$0.8	$0.3	$1.2
Interest expense	(15.4)	(13.2)	(13.0)
Exchange gains (losses) on foreign currency transactions	(5.5)	4.1	(5.5)
Gain on bargain purchase	0.6	9.2	—
(Loss) gain on disposal of product line	—	—	(0.2)
Other	2.6	—	(0.2)

Interest and other income (expense), net	$(16.9)	$0.4	$(17.7)

Note 19—Business Segment Information

        The Company has two reportable segments, BSI and BEST, as discussed in Note 1 to the consolidated financial statements.

        Selected business segment information is presented below for the years ended December 31, (in millions):

	2017	2016	2015
Revenue:
BSI	$1,583.9	$1,492.6	$1,499.2
BEST	191.2	130.2	133.7
Eliminations (a)	(9.2)	(11.5)	(9.1)

Total revenue	$1,765.9	$1,611.3	$1,623.8

Operating Income:
BSI	$208.6	$168.9	$133.2
BEST	7.4	6.6	11.5
Corporate, eliminations and other (b)	(1.3)	1.7	1.0

Total operating income	$214.7	$177.2	$145.7

(a)
Represents product and service revenue between reportable segments.

(b)
Represents corporate costs and eliminations not allocated to the reportable segments.

        The Company recorded an impairment charge of $1.1 million, $0.8 million and $4.6 million for the years ended December 31, 2017, 2016 and 2015, respectively, within the BSI and BEST Segments. Please see Note 7—Property, Plant and Equipment, net and Note 8—Goodwill and Other Intangible Assets, for description of impairment charges recorded in 2017, 2016 and 2015. These impairment charges are included within other charges, net in the accompanying consolidated statements of income and comprehensive income.

        Total assets by segment as of and for the years ended December 31, are as follows (in millions):

	2017	2016
Assets:
BSI	$1,917.8	$1,779.8
BEST	35.6	36.0
Eliminations and other (a)	(4.9)	(7.4)

Total assets	$1,948.5	$1,808.4

(a)
Assets not allocated to the reportable segments and eliminations of intercompany transactions.

        Total capital expenditures and depreciation and amortization by segment are presented below for the years ended December 31, (in millions):

	2017	2016	2015
Capital Expenditures:
BSI	$38.5	$34.6	$30.1
BEST	5.2	2.5	4.1

Total capital expenditures	$43.7	$37.1	$34.2

Depreciation and Amortization:
BSI	$59.8	$51.3	$50.5
BEST	4.1	3.0	2.8

Total depreciation and amortization	$63.9	$54.3	$53.3

        Revenue and property, plant and equipment, net by geographical area as of and for the year ended December 31, are as follows (in millions):

	2017	2016	2015
Revenue:
United States	$434.7	$428.2	$380.4
Germany	200.2	189.5	198.9
Rest of Europe	465.0	393.4	479.6
Asia Pacific	514.8	458.1	414.9
Other	151.2	142.1	150.0

Total revenue	$1,765.9	$1,611.3	$1,623.8

	2017	2016
Property, plant and equipment, net:
United States	$46.2	$46.4
Germany	140.9	122.5
Rest of Europe	71.9	63.3
Asia Pacific	5.4	4.4
Other	2.1	2.5

Total property, plant and equipment, net	$266.5	$239.1

Note 20—Related Parties

        The Company leases certain office space from certain of its principal shareholders, including a director and executive officer and another member of the Company's Board of Directors, and members of their immediate families, which have expiration dates ranging from 2018 to 2020. Total rent expense under these leases was $3.5 million, $3.9 million and $1.8 million for each of the years ended December 31, 2017, 2016 and 2015, respectively.

        During the years ended December 31, 2017, 2016 and 2015, the Company recorded revenue of $2.6 million, $1.1 million and $0.7 million, respectively, arising from commercial transactions with a life sciences company in which a member of the Company's Board of Directors is Chairman and Chief Executive Officer.

        During the year ended December 31, 2016 and 2015, the Company recorded revenue of $0.2 million and $0.5 million, respectively, from commercial transactions with a thermal analysis company in which one of the former members of its Board of Directors serves as a consultant.

Note 21—Recent Accounting Pronouncements

        In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new standard simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test. This ASU will be applied prospectively and is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements upon adoption.

        In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard was adopted as of the effective date of January 1, 2018. The Company has evaluated the provisions of this standard and has determined that the impact of adoption of ASU No. 2017-01 was not material to the consolidated financial statements.

        In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740)—Intra-Entity Transfer of Assets Other than Inventory. The new standard requires recognition of current and deferred income taxes resulting from an intra-entity transfer of any asset (excluding inventory) when the transfer occurs. This is a change from existing U.S. GAAP which prohibits recognition of current and deferred income taxes until the asset is sold to a third party. This new standard was adopted as of the effective date of January 1, 2018. The Company has evaluated the provisions of this standard and has determined that the impact of adoption of ASU No. 2016-16 was not material to the consolidated financial statements.

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

        During the fourth quarter of 2017, the Company substantially completed the assessment over the impact that this new standard will have on its consolidated balance sheets. The Company preliminarily expects to recognize an adjustment of approximately $6.0 million to retained earnings on January 1, 2018 to reflect the cumulative effect of the accounting changes made upon the adoption of the standard. The finalization of the assessment may result in significant changes to the estimates that may materially impact the preliminary estimate of the cumulative effect.

Note 22—Quarterly Financial Data (Unaudited)

        A summary of operating results for the quarterly periods in the years ended December 31, 2017 and 2016, is set forth below (in millions, except per share data):

	Quarter Ended
	March 31 (1)	June 30 (2)	September 30 (3)	December 31 (1) (2) (3) (4) (5)
Year ended December 31, 2017
Net revenue	$384.9	$414.9	$435.6	$530.5
Gross profit	176.4	183.4	198.0	255.2
Operating income	37.6	33.5	49.9	93.7
Net income (loss) attributable to Bruker Corporation	21.6	23.4	37.0	(3.4)
Net income (loss) per common share attributable to Bruker Corporation shareholders:
Basic	$0.14	$0.15	$0.23	$(0.02)
Diluted	$0.13	$0.15	$0.23	$(0.02)
Year ended December 31, 2016
Net revenue	$375.4	$371.7	$393.9	$470.3
Gross profit	166.8	170.1	185.2	220.4
Operating income	34.0	20.4	45.9	76.9
Net income attributable to Bruker Corporation	23.6	14.5	46.5	69.0
Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.14	$0.09	$0.29	$0.43
Diluted	$0.14	$0.09	$0.29	$0.43

(1)
The first and fourth quarter of 2017 includes impairment of assets of $0.3 million and $0.8 million, respectively, comprised of other long-lived assets.

(2)
The second and fourth quarter of 2016 includes impairment of assets of $0.7 million and $0.1 million, respectively, comprised of other long-lived assets.

(3)
The third quarter of 2017 includes bargain purchase gain of $1.1 million related to the Merlin Diagnostika GmbH acquisition and the fourth quarter of 2017 includes an adjustment to the bargain purchase gain of $0.5 million related to the same acquisition.

(4)
The fourth quarter of 2016 includes bargain purchase gain of $9.2 million related to the Oxford Instruments Superconducting Wire LLC., acquisition.

(5)
The fourth quarter of 2017 includes $68.9 million of incremental income tax provision related to the 2017 Tax Act.

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

        The report of Ernst & Young on the consolidated financial statements of the Company for the fiscal year ended December 31, 2015 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

        In connection with the audit of our financial statements for the fiscal year ended December 31, 2015, and in the subsequent interim period through June 1, 2016, there were no "disagreements" (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedures, which, if not resolved to the satisfaction of Ernst & Young, would have caused Ernst & Young to make reference to the matter in their reports for such years. There were no "reportable events" as that term is described in Item 304(a)(1)(v) of Regulation S-K, except for a material weakness in the Company's internal control over financial reporting as of December 31, 2015 concerning the accounting for income taxes, which material weakness was identified subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

ITEM 9A    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        We have established disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2017.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

        We excluded Hysitron, Incorporated ("Hysitron") from our assessment of internal control over financial reporting as of December 31, 2017 because it was acquired by the Company in a purchase business combination during 2017. The total assets and total revenues of Hysitron, represent 0.7% and 0.9%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2017.

        The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Information regarding our executive officers may be found under the caption "Executive Officers" in our definitive proxy statement for our 2018 Annual Meeting of Stockholders. Information regarding our directors, including committees of our Board of Directors and our Audit Committee Financial Experts, may be found under the captions "Election of Directors," "Board Meetings, Committees and Compensation," and "Audit Committee Report" in our definitive proxy statement for our 2018 Annual Meeting of Stockholders. Information regarding compliance with Section 16(a) of the Exchange Act may be found in our definitive proxy statement for our 2018 Annual Meeting of Stockholders under the caption "Section 16(a) Beneficial Ownership Reporting Compliance." Information regarding the procedures by which security holders may recommend nominees to our Board of Directors may be found in our definitive proxy statement for our 2018 Annual Meeting of Stockholders under the caption "Director Nominations." Such information is incorporated herein by reference.

ITEM 11    EXECUTIVE COMPENSATION

        Information regarding executive compensation may be found under the captions "Compensation of Directors," "Compensation Discussion and Analysis," "Summary of Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report" in our definitive proxy statement for our 2018 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table summarizes information about our equity compensation plans as of December 31, 2017:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,973,325	$21.04	11,016,454
Equity compensation plans not approved by security holders	N/A	N/A	N/A

	3,973,325	$21.04	11,016,454

        The Bruker Corporation 2016 Incentive Compensation Plan, or the 2016 Plan, was approved by our stockholders in May 2016. The 2016 Plan has a term of ten years and provides for the issuance of up to 9,500,000 shares of the Company's common stock. With the approval of the 2016 Plan, no additional grants can be made from the Company's 2010 Incentive Compensation Plan. Outstanding awards under the 2010 Incentive Compensation Plan will continue in accordance with their terms.

        The information contained in our definitive proxy statement for our 2018 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information contained in our definitive proxy statement for our 2018 Annual Meeting of Stockholders under the captions "Related Persons Transactions" and "Board Meetings, Committees and Compensation" is incorporated herein by reference.

ITEM 14    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information contained in our definitive proxy statement for our 2018 Annual Meeting of Stockholders under the captions "Independent Registered Public Accounting Firm" and "Ratification of Independent Registered Public Accounting Firm" is incorporated herein by reference.

PART IV

ITEM 15    EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)
Financial Statements and Schedules

(1)
Financial Statements

        The following consolidated financial statements of Bruker Corporation are filed as part of this report under Item 8—Financial Statements and Supplementary Data:

Report of PricewaterhouseCoopers LLP , Independent Registered Public Accounting Firm
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015
Notes to Consolidated Financial Statements
(2)
Financial Statement Schedules

        All schedules have been omitted because they are not required or because the required information is provided in the Consolidated Financial Statements or Notes thereto set forth under Item 8 above.

(3)
Exhibits

(b)
List of Exhibits

Incorporated by Reference (1)
Exhibit No.		Filed Herewith
	Description		Form	Date
3.1	Amended Certificate of Incorporation of the Registrant		10-K	December 31, 2007
3.2	Bylaws of the Registrant		S-1	August 3, 2000
4.1	Specimen stock certificate representing shares of common stock of the Registrant		10-K	December 31, 2016
10.1†	Bruker Corporation 2010 Incentive Compensation Plan		S-8	June 4, 2010
10.2†	Bruker Corporation 2010 Incentive Compensation Plan Form of Incentive Stock Option Agreement		10-Q	June 30, 2010
10.3†	Bruker Corporation 2010 Incentive Compensation Plan Form of Non-Qualified Stock Option Agreement		10-Q	June 30, 2010
10.4†	Bruker Corporation 2010 Incentive Compensation Plan Form of Restricted Stock Agreement		10-Q	June 30, 2010

Incorporated by Reference (1)
Exhibit No.		Filed Herewith
	Description		Form	Date
10.30	Amended and Restated Credit Agreement dated as of May 24, 2011 among the Company, Bruker AXS GmbH, Bruker Daltonik GmbH, Bruker Optik GmbH, Bruker Physik GmbH, Bruker BioSpin Invest AG, Bruker BioSpin AG and Bruker BioSpin International AG, the other foreign subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto, Deutsche Bank Securities Inc., Commerzbank Ag, New York, Grand Cayman And Stuttgart Branches and RBS Citizens, National Association, as Co-Documentation Agents, Bank of America, N.A. as Syndication Agent and JPMorgan Chase Bank, N.A., as Administrative Agent		8-K	May 25, 2011
10.31*	Note Purchase Agreement dated as of January 18, 2012.		8-K	January 18, 2012
10.34†	Bruker Energy & Supercon Technologies, Inc. 2009 Stock Option Plan		10-K	December 31, 2009
10.35†	Form of Bruker Energy & Supercon Technologies, Inc. Incentive Stock Option Agreement		10-K	December 31, 2009
10.36†	Form of Bruker Energy & Supercon Technologies, Inc. Non-Qualified Stock Option Agreement		10-K	December 31, 2009
10.41†	Employment offer letter agreement dated June 25, 2012 between Bruker Corporation and Juergen Srega		10-Q	March 31, 2013
10.43*
	Credit Agreement, dated October 27, 2015, by and among the Company and certain of its foreign subsidiaries as borrowers, Citizens Bank, N.A., Deutsche Bank Securities Inc. and TD Bank, N.A., as Co-Documentation Agents, Bank of America, N.A. and Wells Fargo Bank, National Association, as Co-Syndication Agents, JPMorgan Chase Bank, N.A., as Administrative Agent for itself and the other lenders party thereto, and the several banks or other financial institutions or entities from time to time party thereto as lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on the Form 8-K filed on October 27, 2015, File No. 000-30833)		8-K	October 27, 2015
10.44†	Employment agreement with an effective date of November 1, 2015 between Bruker Corporation and Dr. René Lenggenhager		10-Q	November 6, 2015

Incorporated by Reference (1)
Exhibit No.		Filed Herewith
	Description		Form	Date
10.45†	Bruker Corporation 2016 Incentive Compensation Plan Form of Incentive Stock Option Award Agreement		10-Q	August 5, 2016
10.46†	Bruker Corporation 2016 Incentive Compensation Plan Form of Non-Qualified Stock Option Award Agreement		10-Q	August 5, 2016
10.47†	Bruker Corporation 2016 Incentive Compensation Plan Form of Restricted Stock Unit Award Agreement		10-Q	August 5, 2016
10.48†	Bruker Corporation 2016 Incentive Compensation Plan Form of Director Restricted Stock Unit Award Agreement		10-K	March 1, 2017
10.49†	Project Completion Agreement dated March 23, 2017		10-Q	May 10, 2017
21.1	Subsidiaries of the Registrant	X
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	X
23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X
24.1	Power of attorney (included on signature page hereto)	X
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

Incorporated by Reference (1)
Exhibit No.		Filed Herewith
	Description		Form	Date
101	The following materials from the Bruker Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows and (iv) Notes to the Consolidated Financial Statements	X

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

BRUKER CORPORATION
Date: March 16, 2018	By:	/s/ FRANK H. LAUKIEN, PH.D. Name: Frank H. Laukien, Ph.D. Title: President, Chief Executive Officer and Chairman

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

Name	Title	Date
/s/ FRANK H. LAUKIEN, PH.D. Frank H. Laukien, Ph.D.	President, Chief Executive Officer and Chairman (Principal Executive Officer)	March 16, 2018
/s/ ANTHONY L. MATTACCHIONE Anthony L. Mattacchione	Chief Financial Officer and Senior Vice President (Principal Financial Officer)	March 16, 2018
/s/ GERALD N. HERMAN Gerald N. Herman	Vice President and Corporate Controller Principal Accounting Officer	March 16, 2018
/s/ CYNTHIA M. FRIEND, PH.D. Cynthia Friend, PH.D.	Director	March 16, 2018
/s/ MARC A. KASTNER, PH.D. Marc A. Kastner, PH.D.	Director	March 16, 2018
/s/ RICHARD D. KNISS Richard D. Kniss	Director	March 16, 2018

Name	Title	Date
/s/ JOERG C. LAUKIEN Joerg C. Laukien	Director	March 16, 2018
/s/ WILLIAM A. LINTON William A. Linton	Director	March 16, 2018
/s/ GILLES G. MARTIN, PH.D. Gilles G. Martin	Director	March 16, 2018
/s/ JOHN ORNELL John Ornell	Director	March 16, 2018
/s/ RICHARD A. PACKER Richard A. Packer	Director	March 16, 2018
/s/ ADELENE Q. PERKINS Adelene Q. Perkins	Director	March 16, 2018
/s/ HERMANN REQUARDT, PH.D. Hermann Requardt, PH.D.	Director	March 16, 2018
/s/ ROBERT ROSENTHAL, PH.D. Robert Rosenthal, PH.D	Director	March 16, 2018