Form 10-Q
period 2018-03-31
BRUKER CORP
filed 2018-05-10
CIK 1109354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2018
Common Stock, $0.01 par value per share	156,082,203 shares

BRUKER CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2018

PART I                                               FINANCIAL INFORMATION

ITEM 1.                                          UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$283.9	$325.0
Short-term investments	—	114.2
Accounts receivable, net	313.6	319.3
Inventories	518.0	486.2
Other current assets	125.0	114.1
Total current assets	1,240.5	1,358.8

Property, plant and equipment, net	270.0	266.5
Goodwill	171.1	169.8
Intangibles, net and other long-term assets	148.9	153.4
Total assets	$1,830.5	$1,948.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$15.0	$—
Accounts payable	104.7	90.8
Customer advances	125.3	111.7
Other current liabilities	313.7	322.0
Total current liabilities	558.7	524.5

Long-term debt	205.6	415.6
Other long-term liabilities	275.9	274.9

Commitments and contingencies (Note 13)

Shareholders’ equity:
Preferred stock, $0.01 par value 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value 260,000,000 shares authorized, 172,098,728 and 171,875,076 shares issued and 156,079,898 and 155,865,977 shares outstanding at March 31, 2018 and December 31, 2017, respectively	1.7	1.7
Treasury stock, at cost, 16,018,830 and 16,009,099 shares at March 31, 2018 and December 31, 2017, respectively	(401.3)	(401.2)
Accumulated other comprehensive income	51.2	27.0
Other shareholders’ equity	1,129.9	1,097.9
Total shareholders’ equity attributable to Bruker Corporation	781.5	725.4
Noncontrolling interest in consolidated subsidiaries	8.8	8.1
Total shareholders’ equity	790.3	733.5

Total liabilities and shareholders’ equity	$1,830.5	$1,948.5

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in millions, except per share data)

	Three Months Ended March 31,
	2018	2017
Product revenue	$352.2	$318.9
Service revenue	77.7	63.3
Other revenue	1.8	2.7
Total revenue	431.7	384.9

Cost of product revenue	185.6	172.7
Cost of service revenue	46.5	35.7
Cost of other revenue	0.2	0.1
Total cost of revenue	232.3	208.5
Gross profit	199.4	176.4

Operating expenses:
Selling, general and administrative	110.3	98.1
Research and development	43.2	37.6
Other charges, net	7.8	3.1
Total operating expenses	161.3	138.8
Operating income	38.1	37.6

Interest and other income (expense), net	(2.3)	(6.0)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	35.8	31.6
Income tax provision	8.4	9.9
Consolidated net income	27.4	21.7
Net income attributable to noncontrolling interest in consolidated subsidiaries	0.4	0.1
Net income attributable to Bruker Corporation	$27.0	$21.6

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.17	$0.14
Diluted	$0.17	$0.13

Weighted average common shares outstanding:
Basic	155.9	159.7
Diluted	157.0	160.5

Comprehensive income	$51.8	$37.5
Less: Comprehensive income attributable to noncontrolling interests	0.6	0.2
Comprehensive income attributable to Bruker Corporation	$51.2	$37.3

Dividend declared per common share	$0.04	$0.04

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Consolidated net income	$27.4	$21.7
Adjustments to reconcile consolidated net income to cash flows from operating activities:
Depreciation and amortization	15.8	15.1
Stock-based compensation expense	2.5	2.6
Deferred income taxes	(7.1)	0.4
Other non-cash expenses, net	18.2	4.1
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	10.0	25.6
Inventories	(32.0)	(31.1)
Accounts payable and accrued expenses	(13.7)	(2.7)
Income taxes payable, net	(3.3)	(6.4)
Deferred revenue	5.9	0.9
Customer advances	17.8	(3.1)
Other changes in operating assets and liabilities, net	2.3	5.5
Net cash provided by operating activities	43.8	32.6

Cash flows from investing activities:
Purchases of short-term investments	—	(85.3)
Maturities of short-term investments	117.0	58.7
Cash paid for acquisitions, net of cash acquired	(0.4)	(39.8)
Purchases of property, plant and equipment	(8.5)	(11.5)
Proceeds from sales of property, plant and equipment	—	6.6
Net cash provided by (used in) investing activities	108.1	(71.3)

Cash flows from financing activities:
Repayments of the Note Purchase Agreement	—	(20.0)
Repayments of revolving lines of credit	(195.0)	(40.0)
Proceeds from revolving lines of credit	—	33.0
Repayment of other debt, net	(0.1)	(0.1)
Proceeds from issuance of common stock, net	2.6	1.2
Payment of dividends	(6.3)	(6.4)
Net cash used in financing activities	(198.8)	(32.3)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	5.8	5.8
Net change in cash, cash equivalents and restricted cash	(41.1)	(65.2)
Cash, cash equivalents and restricted cash at beginning of period	328.9	345.9
Cash, cash equivalents and restricted cash at end of period	$287.8	$280.7

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

The Company has two reportable segments, Bruker Scientific Instruments (BSI), which represented approximately 89.6% and 90.0% of the Company’s revenues during the three months ended March 31, 2018 and 2017, respectively; and Bruker Energy & Supercon Technologies (BEST), which represented the remainder of the Company’s revenues.  Within BSI, the Company is organized into three operating segments: the Bruker BioSpin Group, the Bruker CALID Group and the Bruker Nano Group. For financial reporting purposes, the Bruker BioSpin, Bruker CALID and Bruker Nano operating segments are aggregated into the BSI reportable segment because each has similar economic characteristics, production processes, service offerings, types and classes of customers, methods of distribution and regulatory environments.

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

Bruker CALID (Chemicals, Applied Markets, Life Science, In-Vitro Diagnostics, Detection) — The Bruker CALID Group designs, manufactures and distributes life science mass spectrometry and ion mobility spectrometry solutions, analytical and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy technologies and radiological/nuclear detectors for Chemical, Biological, Radiological, Nuclear and Explosive (CBRNE) detection. Customers of the Bruker CALID Group include: academic institutions and medical schools; pharmaceutical, biotechnology and diagnostics companies; contract research organizations; nonprofit or for-profit forensics laboratories; agriculture, food and beverage safety laboratories; environmental and clinical microbiology laboratories; hospitals and government departments and agencies.

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

The unaudited condensed consolidated financial statements represent the consolidated accounts of the Company. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements as of March 31, 2018 and December 31, 2017, and for the three months ended March 31, 2018 and 2017, have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for

Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial information presented herein does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement have been included. The results for interim periods are not necessarily indicative of the results expected for any other interim period or the full year.

At March 31, 2018, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, have not changed other than for revenue recognition as detailed in Footnote 2.

2.              Revenue

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements under Accounting Standards Codification (ASC) Topic 605. The new guidance was the result of a joint project between the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop common revenue standards for U.S. GAAP and International Financial Reporting Standards. The core principle of the new guidance is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance was effective as of January 1, 2018 and was applied on a modified retrospective basis. The Company elected the practical expedient and only evaluated contracts for which substantially all revenue had not been recognized under ASC 605 with the cumulative effect of the new guidance recorded as of the date of initial application.  The impact of adoption was an increase to beginning retained earnings of $8.2 million, offset in part by a $2.1 million impact related to taxes. As the adoption of this standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements, transitional disclosures were not provided.

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The key elements of ASC 606 are: 1) identifying a contract with the customer; 2) identifying the performance obligations in the contract; 3) determining the transaction price; 4) allocating the transaction price to the performance obligations in the contract; and 5) recognizing revenue when (or as) each performance obligation is satisfied.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Some of the Company’s contracts have multiple performance obligations, most commonly due to providing additional goods or services along with a system such as installation, accessories, parts and services. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using the best estimate of the standalone selling price of each distinct good or service being provided to the customer. The Company’s best evidence of standalone selling price is its normal selling pricing and discounting practices for the specific product or service when sold on a standalone basis. Alternatively, when not sold separately, the Company may determine standalone selling price using an expected cost plus a margin approach.

The Company’s performance obligations are typically satisfied at a point in time, most commonly either on shipment or customer acceptance. Certain performance obligations, such as maintenance contracts and extended warranty, are recognized over time based on the contractual obligation period. In addition, certain arrangements to provide more customized deliverables may be satisfied over time based on the extent of progress towards completion. Typically, progress is measured using a cost-to-cost method based on cost incurred to date relative to total estimated costs upon completion as this best depicts the transfer of control to the customer. Application of the cost-to-cost method requires the Company to make reasonable estimates of the extent of progress toward completion and the total costs the Company expects to incur. Losses are recorded immediately when we estimate that contracts will ultimately result in a loss.

The Company includes costs incurred in connection with shipping and handling of products within selling, general and administrative costs. Amounts billed to customers in connection with these costs are included in total revenues. When control of the goods transfers prior to the completion of the Company’s obligation to ship the products to its customers, the Company has elected the practical expedient to account for the shipping services as a fulfillment cost. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period is one year or less or the amount is immaterial. The Company excludes from the transaction price all taxes assessed by a governmental authority on revenue-producing transactions that are collected by the Company from a customer.

The Company has historically required an advance deposit based the terms and conditions of contracts with customers for many its contracts. Typically, revenue is recognized within one year of receiving an advance deposit. The Company does not have any material payment terms that extend beyond one year. For contracts where an advance payment is received greater than one year from expected revenue recognition, or a portion of the payment due extends beyond one year, the Company determined it does not constitute a significant financing component. There is minimal variable consideration included in the transaction price of the Company’s contracts.

The Company’s revenues and cash flows may be adversely impacted by unfavorable changes in economic or political conditions in the countries and markets in which they operate, including, among others, adverse changes in interest rates or tax rates, volatility in financial and commodity markets, contraction in the availability of credit in the marketplace, and changes in capital spending patterns.  Economic factors that could adversely influence demand for the Company’s products include uncertainty about global economic conditions leading to reduced levels of investment, changes in government spending levels and/or priorities, the size and availability of government budgets, customers’ and suppliers’ access to credit and other macroeconomic factors affecting government, academic or industrial spending behavior. Slower economic growth or deterioration in economic conditions could result in a decrease in government funding for scientific research, a delay in orders from current or potential customers or a reduction in purchases of our products.  The Company cannot predict how changes in economic conditions or political instability will affect customers and suppliers or how any negative impact on customers and suppliers might adversely impact the Company’s business results or financial condition.

The following table presents the Company’s revenues by Group and end customer geographical location for the three month period ended March 31, 2018 (in millions):

Three Months Ended March 31,
2018
Revenue by Group:
Bruker BioSpin	$131.8
Bruker CALID	131.3
Bruker Nano	123.9
BEST	45.6
Eliminations	(0.9)
Total revenue	$431.7

Three Months Ended March 31,
2018
Revenue by End Customer Geography:
United States	$104.8
Germany	41.5
Rest of Europe	119.9
Asia Pacific	126.9
Other	38.6
Total revenue	$431.7

Revenue for the Company recognized at a point in time versus over time are as follows for the three month period ended March 31, 2018 (in millions):

Three Months Ended March 31,
2018
Revenue recognized at a point in time	$395.2
Revenue recognized over time	36.5
Total revenue	$431.7

Remaining Performance Obligations

Remaining performance obligations related to ASC 606 represent the aggregate transaction price allocated to performance obligations with an original contract term greater than one year which are fully or partially unsatisfied at the end of the period. As of March 31, 2018, remaining performance obligations were approximately $1,012.7 million. The Company expects to recognize revenue on approximately 75.9% of the remaining performance obligations over the next twelve months and the remaining performance obligations primarily within one to three years.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue, customer deposits and billings in excess of revenue recognized (contract liabilities) on the Company’s unaudited condensed consolidated balance sheets.

Contract assets—Most of the Company’s long-term contracts are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Billing often occurs subsequent to revenue recognition, resulting in contract assets. Contract assets are generally classified as current assets in the unaudited condensed consolidated balance sheets. The balance of contract assets as of March 31, 2018 and January 1, 2018, the date of adoption of ASC 606, was $22.2 million and $12.8 million, respectively.  The increase in the contract asset balance during the three month period ended March 31, 2018 is primarily a result of foreign currency translation and contracts which have been recognized as revenue during the three month period ending March 31, 2018 for which billing cannot contractually occur as of March 31, 2018.

Contract liabilities—The Company often receives cash payments from customers in advance of the Company’s performance, resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the unaudited condensed consolidated balance sheet based on the timing of when revenue recognition is expected.  As of March 31, 2018 and January 1, 2018, the date of adoption of ASC 606, contract liabilities were $311.6 million and $291.3 million, respectively.   The increase in the contract liability balance during the three month period ended March 31, 2018 is primarily a result of cash payments received in advance of satisfying performance obligations and foreign currency translation, offset by revenue recognized during the period that was included in the contract liability balance at the date of adoption.

3.              Acquisitions

There were no material acquisitions completed in the three months ended March 31, 2018.

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

4.              Stock-Based Compensation

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

The Company recorded stock-based compensation expense as follows in the unaudited condensed consolidated statements of income and comprehensive income (in millions):

	Three Months Ended March 31,
	2018	2017
Stock options	$1.0	$1.7
Restricted stock awards	0.2	0.3
Restricted stock units	1.3	0.6
Total stock-based compensation	$2.5	$2.6

	Three Months Ended March 31,
	2018	2017
Costs of product revenue	$0.4	$0.4
Selling, general and administrative	1.7	1.8
Research and development	0.4	0.4
Total stock-based compensation	$2.5	$2.6

Stock-based compensation expense is recognized on a straight-line basis over the underlying requisite service period of the stock-based award.

Stock options to purchase the Company’s common stock are periodically awarded to executive officers and other employees of the Company subject to a vesting period of three to four years. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. There were no stock options awarded during the three months ended March 31, 2018.  Assumptions for the three months ended March 31, 2017 regarding volatility, expected life, dividend yield and risk-free interest rates are required for the Black-Scholes model and are presented in the table below:

2017
Risk-free interest rates	2.02% - 2.09%
Expected life	5.56 years
Volatility	33.97% - 34.13%
Expected dividend yield	0.67% - 0.74%

Stock option activity for the three months ended March 31, 2018 was as follows:

	Shares Subject to Options	Weighted Average Option Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value (in millions) (b)
Outstanding at December 31, 2017	3,235,673	$20.16
Exercised	(180,890)	14.87
Forfeited	(105,882)	20.48
Outstanding at March 31, 2018	2,948,901	$20.47	6.4	$27.9

Exercisable at March 31, 2018	1,641,446	$18.97	5.7	$18.0

Exercisable and expected to vest at March 31, 2018 (a)	2,798,092	$20.36	6.3	$26.8

(a)                                 In addition to the options that are vested at March 31, 2018, the Company expects a portion of the unvested options to vest in the future. Options expected to vest in the future are determined by applying an estimated forfeiture rate to the options that are unvested as of March 31, 2018.

(b)                                 The aggregate intrinsic value is based on the positive difference between the fair value of the Company’s common stock price of $29.92 on March 31, 2018 and the exercise price of the underlying stock options.

The weighted average fair value of options granted was $7.40 per share during the three months ended March 31, 2017, with no corresponding amount in the current period.

The total intrinsic value of options exercised was $2.8 million and $0.8 million for the three months ended March 31, 2018 and 2017, respectively.

Restricted stock award activity for the three months ended March 31, 2018 was as follows:

	Shares Subject to Restriction	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	85,529	$20.39
Vested	(3,276)	24.80
Forfeited	(6,553)	24.80
Outstanding at March 31, 2018	75,700	$19.82

The total fair value of restricted stock vested was $0.1 million in each of the three months ended March 31, 2018 and 2017, respectively.

Restricted stock unit activity for the three months ended March 31, 2018 was as follows:

	Shares Subject to Restriction	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	652,123	$25.47
Granted	50,180	35.58
Vested	(43,052)	21.91
Forfeited	(27,095)	26.75
Outstanding at March 31, 2018	632,156	$26.46

The total fair value of restricted stock units vested was $1.5 million in the three months ended March 31, 2018, with no corresponding amount in the comparable period in 2017.

At March 31, 2018, the Company expects to recognize pre-tax stock-based compensation expense of $6.5 million associated with outstanding stock option awards granted under the Company’s stock plans over the weighted average remaining service period of 2.05 years. The Company expects to recognize additional pre-tax stock-based compensation expense of $0.7 million associated with outstanding restricted stock awards granted under the Company’s stock plans over the weighted average remaining service period of 1.17 years. The Company also expects to recognize additional pre-tax stock-based compensation expense of $12.9 million associated with outstanding restricted stock units granted under the 2016 Plan over the weighted average remaining service period of 2.98 years.

5.              Earnings Per Share

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

The following table sets forth the computation of basic and diluted weighted average shares outstanding and net income per common share attributable to Bruker Corporation shareholders (in millions, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Net income attributable to Bruker Corporation, as reported	$27.0	$21.6

Weighted average shares outstanding:
Weighted average shares outstanding-basic	155.9	159.7
Effect of dilutive securities:
Stock options and restricted stock awards and units	1.1	0.8
	157.0	160.5

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.17	$0.14
Diluted	$0.17	$0.13

Stock options to purchase approximately 0.2 million shares and 0.3 million shares were excluded from the computation of diluted earnings per share in the three months ended March 31, 2018 and 2017, respectively, as their effect would have been anti-dilutive.

6.              Fair Value of Financial Instruments

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

The following tables set forth the Company’s financial instruments that are measured at fair value on a recurring basis and presents them within the fair value hierarchy using the lowest level of input that is significant to the fair value measurement at March 31, 2018 and December 31, 2017 (in millions):

March 31, 2018	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Embedded derivatives in purchase and delivery contracts	$1.3	$—	$1.3	$—
Foreign exchange contracts	0.1	—	0.1	—
Fixed price commodity contracts	0.2	—	0.2	—
Total assets recorded at fair value	$1.6	$—	$1.6	$—

Liabilities:
Contingent consideration	$13.5	$—	$—	$13.5
Foreign exchange contracts	0.1	—	0.1	—
Embedded derivatives in purchase and delivery contracts	3.2	—	3.2	—
Total liabilities recorded at fair value	$16.8	$—	$3.3	$13.5

December 31, 2017	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$4.5	$—	$4.5	$—
Embedded derivatives in purchase and delivery contracts	0.9	—	0.9	—
Fixed price commodity contracts	0.8	—	0.8	—
Total assets recorded at fair value	$6.2	$—	$6.2	$—

Liabilities:
Contingent consideration	$12.7	$—	$—	$12.7
Foreign exchange contracts	0.1	—	0.1	—
Embedded derivatives in purchase and delivery contracts	2.9	—	2.9	—
Total liabilities recorded at fair value	$15.7	$—	$3.0	$12.7

The Company’s financial instruments consist primarily of cash equivalents, short-term investments, restricted cash, derivative instruments consisting of forward foreign exchange contracts, commodity contracts, derivatives embedded in certain purchase and sale contracts, accounts receivable, borrowings under a revolving credit agreement, accounts payable, contingent consideration and long-term debt. The carrying amounts of the Company’s cash equivalents, short-term investments and restricted cash, accounts receivable, borrowings under a revolving credit agreement and accounts payable approximate fair value because of their short-term nature. Derivative assets and liabilities are measured at fair value on a recurring basis. The Company’s long-term debt consists principally of a private placement arrangement entered into in 2012 with various fixed interest rates based on the maturity date. The fair value of the long-term fixed interest rate debt, which has been classified as Level 2, was $227.6 million and $231.3 million at March 31, 2018 and December 31, 2017, respectively, based on the outstanding amount at March 31, 2018 and December 31, 2017, market prices and observable sources with similar maturity dates.

The Company measures certain assets and liabilities at fair value with changes in fair value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities and did not elect the fair value option for any financial assets or liabilities which originated during the three months ended March 31, 2018 or 2017.

Excluded from the table above are cash equivalents, restricted cash and short-term investments related to time and call deposits. The Company has a program to enter into time deposits with varying maturity dates ranging from one to twelve months, as well as call deposits for which the Company has the ability to redeem the invested amounts over a period of 95 days. The Company has classified these investments within cash and cash equivalents or short-term investments within the consolidated balance sheets based on call and maturity dates and these are not subject to fair value measurement. The following tables set forth the balances of cash equivalents, restricted cash and short-term investments as of March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
Cash Equivalents	$—	$—
Restricted Cash	4.1	4.0
Short-term Investments	—	114.2

As part of certain acquisitions in 2017, 2016 and 2015, the Company recorded contingent consideration liabilities that have been classified as Level 3 in the fair value hierarchy. The contingent consideration represents the estimated fair value of future payments to the former shareholders of applicable acquired companies based on achieving annual revenue and gross margin targets in certain years as specified in the purchase and sale agreements. The Company initially values the contingent considerations by using a Monte Carlo simulation or an income approach method.  The Monte Carlo method models future revenue and costs of goods sold projections and discounts the average results to present value.  The income approach method involves calculating the earnout payment based on the forecasted cash flows, adjusting the future earnout payment for the risk of reaching the projected financials, and then discounting the future payments to present value by the counterparty risk.  The counterparty risk considers the risk of the buyer having the cash to make the earnout payments and is commensurate with a cost of debt over an appropriate term.

For the three months ended March 31, 2018, additional contingent consideration of $0.6 million was recognized in earnings related to a recent acquisition within the Bruker Nano Group based upon an increase in forecasted revenue levels for the acquired business for the remainder of 2018 and was recorded within other charges, net in the unaudited condensed consolidated statements of income and comprehensive income.

The following table sets forth the changes in contingent consideration liabilities for the three months ended March 31, 2018 (in millions):

Balance at December 31, 2017	$12.7
Current period adjustments	0.6
Foreign currency effect	0.2
Balance at March 31, 2018	$13.5

7.              Restricted Cash

Restricted cash is included as a component of cash, cash equivalents, and restricted cash on the Company’s unaudited condensed consolidated statement of cash flows. The Company has certain subsidiaries which are required by local governance to maintain restricted cash balances to cover future employee benefit payments. Restricted cash balances are classified as non-current unless, under the terms of the applicable agreements, the funds will be released from restrictions within one year from the balance sheet date. The current and non-current portion of restricted cash is recorded within other current assets and other long-term assets, respectively, in the accompanying consolidated balance sheets.

The inclusion of restricted cash increased the balances of the unaudited condensed consolidated statement of cash flows as follows:

	Three Months Ended March 31,
	2018	2017
Beginning Balance	$3.9	$3.4
Ending Balance	3.9	3.2

8.              Inventories

Inventories consisted of the following (in millions):

	March 31,	December 31,
	2018	2017
Raw materials	$161.1	$152.0
Work-in-process	204.6	183.1
Finished goods	95.0	96.6
Demonstration units	57.3	54.5
Inventories	$518.0	$486.2

Finished goods include in-transit systems that have been shipped to the Company’s customers, but not yet installed and accepted by the customer. As of March 31, 2018 and December 31, 2017, the value of inventory-in-transit was $28.5 million and $41.4 million, respectively.

9.              Goodwill and Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for the three months ended March 31, 2018 (in millions):

Balance at December 31, 2017	$169.8
Foreign currency effect	1.3
Balance at March 31, 2018	$171.1

The following is a summary of intangible assets (in millions):

	March 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology and related patents	$198.6	$(146.8)	$51.8	$195.4	$(138.9)	$56.5
Customer relationships	34.7	(13.9)	20.8	34.6	(12.9)	21.7
Non compete contracts	1.8	(1.6)	0.2	1.8	(1.5)	0.3
Trade names	4.3	(1.0)	3.3	4.2	(0.9)	3.3
Intangible assets subject to amortization	239.4	(163.3)	76.1	236.0	(154.2)	81.8
In-process research and development	0.7	—	0.7	0.6	—	0.6
Intangible assets	$240.1	$(163.3)	$76.8	$236.6	$(154.2)	$82.4

For the three months ended March 31, 2018 and 2017, the Company recorded amortization expense of $6.8 million and $6.9 million, respectively, related to intangible assets subject to amortization.

10.       Debt

The Company’s debt obligations as of March 31, 2018 and December 31, 2017 consisted of the following (in millions):

	March 31,	December 31,
	2018	2017
US Dollar revolving loan under the 2015 Credit Agreement	$—	$195.0
US Dollar notes under the Note Purchase Agreement	220.0	220.0
Unamortized debt issuance costs under the Note Purchase Agreement	(0.6)	(0.7)
Capital lease obligations and other loans	1.2	1.3
Total debt	220.6	415.6
Current portion of long-term debt	(15.0)	—
Total long-term debt, less current portion	$205.6	$415.6

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

Borrowings under the 2015 Credit Agreement are secured by guarantees from certain material subsidiaries, as defined in the 2015 Credit Agreement. The 2015 Credit Agreement also requires the Company to maintain certain financial ratios related to maximum leverage and minimum interest coverage (as defined in the 2015 Credit Agreement). Specifically, the Company’s leverage ratio cannot exceed 3.5 and the Company’s interest coverage ratio cannot be less than 2.5. In addition to the financial ratios, the 2015 Credit Agreement contains negative covenants, including among others, restrictions on liens, indebtedness of the Company and its subsidiaries, asset sales, dividends and transactions with affiliates. Failure to comply with any of these restrictions or covenants may result in an event of default on the 2015 Credit Agreement, which could permit acceleration of the debt and require the Company to prepay the debt before its scheduled due date.  As of March 31, 2018, there were no outstanding  borrowings under the 2015 Credit Agreement.

The following is a summary of the maximum commitments and the net amounts available to the Company under the 2015 Credit Agreement and other lines of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand with interest payable monthly, at March 31, 2018 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
2015 Credit Agreement	0.0%	$500.0	$—	$1.1	$498.9
Other lines of credit	—	263.6	—	137.7	125.9
Total revolving lines of credit		$763.6	$—	$138.8	$624.8

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

As of March 31, 2018, the Company was in compliance with the covenants of the Note Purchase Agreement and the 2015 Credit Agreement.  The Company’s leverage ratio (as defined in the respective agreements) was 0.69 and interest coverage ratio (as defined in the respective agreements) was 15.8.

11.       Derivative Instruments and Hedging Activities

Interest Rate Risks

The Company’s exposure to interest rate risk relates primarily to outstanding variable rate debt and adverse movements in the related short-term market rates. The most significant component of the Company’s interest rate risk relates to amounts outstanding under the 2015 Credit Agreement, which did not have an outstanding balance as of March 31, 2018. The Company currently has fixed rate debt, which limits the exposure to adverse movements in interest rates.

Foreign Exchange Rate Risk Management

The Company generates a substantial portion of its revenues and expenses in international markets, principally Germany and other countries in the European Union and Switzerland, which subjects its operations to the exposure of exchange rate fluctuations. The impact of currency exchange rate movement can be positive or negative in any period. The Company periodically enters into foreign currency contracts in order to minimize the volatility that fluctuations in currency translation have on its monetary transactions. Under these arrangements, the Company typically agrees to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates with maturities of less than twelve months. These transactions do not qualify for hedge accounting and, accordingly, the instrument is recorded at fair value with the corresponding gains and losses recorded in the consolidated statements of income and comprehensive income. The Company had the following notional amounts outstanding under foreign exchange contracts at March 31, 2018 and December 31, 2017 (in millions):

Buy	Notional Amount in Buy Currency	Sell	Maturity	Notional Amount in U.S. Dollars	Fair Value of Assets	Fair Value of Liabilities
March 31, 2018:
Euro	55.4	U.S. Dollars	April 2018 to January 2019	$68.9	$0.1	$—

U.S. Dollars	14.7	Euro	April 2018	14.7	—	—

Swiss Francs	8.3	U.S. Dollars	April 2018	8.7	—	—

Swiss Francs	1.8	Japanese Yen	April 2018	1.9	—	0.1

U.S. Dollars	3.7	Japanese Yen	April 2018	3.7	—	—

Japanese Yen	391.0	U.S. Dollars	April 2018	3.7	—	—

Euro	2.3	Polish Zloty	April 2018	2.8	—	—

Polish Zloty	2.6	Euro	April 2018	0.8	—	—

Singapore Dollar	2.8	U.S. Dollars	April 2018	2.1	—	—
				$107.3	$0.1	$0.1

December 31, 2017:
Euro	59.5	U.S. Dollars	January 2018	$67.0	$4.5	$—

Swiss Francs	11.0	U.S. Dollars	January 2018	11.3	—	—

Singapore Dollar	4.9	U.S. Dollars	January 2018	3.6	—	—

Euro	1.8	Polish Zloty	January 2018	2.3	—	0.1
				$84.2	$4.5	$0.1

In addition, the Company periodically enters into purchase and sales contracts denominated in currencies other than the functional currency of the parties to the transaction. The Company accounts for these transactions separately valuing the “embedded derivative” component of these contracts. The contracts, denominated in currencies other than the functional currency of the transacting parties, amounted to $92.3 million for the delivery of products and $3.7 million for the purchase of products at March 31, 2018 and $98.3 million for the delivery of products and $3.6 million for the purchase of products at December 31, 2017. The changes in the fair value of these embedded derivatives are recorded in interest and other income (expense), net in the consolidated statements of income and comprehensive income.

Commodity Price Risk Management

The Company has arrangements with certain customers under which it has a firm commitment to deliver copper based superconductor wire at a fixed price. In order to minimize the volatility that fluctuations in the price of copper have on the Company’s sales of these commodities, the Company enters into commodity hedge contracts.  At March 31, 2018 and December 31, 2017, the Company had fixed price commodity contracts with notional amounts aggregating $4.0 million and $3.0 million, respectively. The changes in the fair value of these commodity contracts are recorded within interest and other income (expense), net in the unaudited condensed consolidated statements of income and comprehensive income.

The fair value of the derivative instruments described above is recorded in the unaudited condensed consolidated balance sheets for the periods as follows (in millions):

		March 31,	December 31,
	Balance Sheet Location	2018	2017
Derivative assets:
Foreign exchange contracts	Other current assets	$0.1	$4.5
Embedded derivatives in purchase and delivery contracts	Other current assets	1.3	0.9
Fixed price commodity contracts	Other current assets	0.2	0.8

Derivative liabilities:
Foreign exchange contracts	Other current liabilities	$0.1	$0.1
Embedded derivatives in purchase and delivery contracts	Other current liabilities	1.2	1.5
Embedded derivatives in purchase and delivery contracts	Other long-term liabilities	2.0	1.4

The impact on net income of unrealized gains and losses resulting from changes in the fair value of derivative instruments not designated as hedging instruments are as follows (in millions):

	Three Months Ended March 31,
	2018	2017
Foreign exchange contracts	$(4.4)	$0.9
Embedded derivatives in purchase and delivery contracts	0.1	(0.7)
Fixed price commodity contracts	(0.6)	0.1
Net impact to interest and other income (expense)	$(4.9)	$0.3

The amounts related to derivative instruments not designated as hedging instruments are recorded within interest and other income (expense), net in the unaudited condensed consolidated statements of income and comprehensive income.

12.       Provision for Income Taxes

On December 22, 2017 (Enactment Date), the President of the United States signed tax reform legislation (2017 Tax Act), which enacted a wide range of changes to the U.S. corporate income tax system, many of which differ significantly from the provisions of the previous U.S. tax law.  Also on December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118, which provides companies with additional guidance on how to implement the provisions of the 2017 Tax Act in their financial statements. The guidance provides for a measurement period, up to one year from the Enactment Date, in which provisional amounts may be adjusted when additional information is obtained, prepared or analyzed about facts and circumstances that existed as of the Enactment Date, if known, which would have impacted the amounts that were initially recorded by the Company.

The Company has not yet completed the assessment of the tax effects associated with the enactment of the 2017 Tax Act; however, a reasonable estimate has been made of the effects on the existing deferred tax balances and the one-time transition tax. Changes in the tax rates and laws are accounted for in the period of enactment. The Company expects to finalize the provisional estimates before the end of 2018 after completing the review and analysis, including reviews and analyses of any interpretations issued during this measurement period.

The 2017 Tax Act also transitions international taxation from a worldwide system to a modified territorial system and includes base erosion prevention measures on non-U.S. earnings, which has the effect of subjecting certain earnings of the Company’s foreign subsidiaries to U.S. taxation as global intangible low-taxed income (GILTI). These changes became effective beginning in 2018. The Company does not recognize deferred taxes for basis differences expected to reverse as GILTI is incurred and instead accounts for any taxes assessed as period costs.

The actual results of the implementation of the 2017 Tax Act may materially differ from the Company’s current estimate due to, among other things, further guidance that may be issued by U.S. tax authorities or regulatory bodies including the SEC and the FASB to interpret the 2017 Tax Act. The Company will continue to analyze the 2017 Tax Act and any additional guidance that may be issued and finalize the full effects of applying the new legislation in the measurement period.

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

The income tax provision for the three months ended March 31, 2018 and 2017 was $8.4 million and $9.9 million, respectively, representing effective tax rates of 23.5% and 31.3%, respectively.  The decrease in the Company’s effective tax rate for the three months ended March 31, 2018, compared to the same periods in 2017, was primarily due to the non-recurring impact of unfavorable discrete items in the three month period ended March 31, 2017. The Company’s effective tax rate may change over time as the amount or mix of income and taxes changes among the jurisdictions in which the Company is subject to tax.

As of March 31, 2018 and December 31, 2017, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $4.5 million and $4.4 million, respectively, which, if recognized, would result in a reduction of the Company’s effective tax rate. The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes.  As of March 31, 2018 and December 31, 2017, approximately $0.3 million and $0.2 million, respectively, of accrued interest and penalties related to uncertain tax positions was included in other long-term liabilities on the Company’s unaudited condensed consolidated balance sheets.  No penalties and interest were recorded in the provision for income taxes for unrecognized tax benefits during the three months ended March 31, 2018 or March 31, 2017.

The Company files tax returns in the United States, which includes federal, state and local jurisdictions, and many foreign jurisdictions with varying statutes of limitations. The Company considers Germany, the United States and Switzerland to be its significant tax jurisdictions. The majority of the Company’s earnings are derived in Germany and Switzerland. Accounting for the various federal and local taxing authorities, the statutory rates for 2018 are approximately 30.0% and 20.0% for Germany and Switzerland, respectively. The mix of earnings in those two jurisdictions resulted in an increase of 4.0% from the U.S. statutory rate of 21.0% in the three months ended March 31, 2018. The Company has not been a party to any tax holiday agreements. The tax years 2013 to 2017 are open to examination in Germany and Switzerland. Tax years 2011 to 2017 remain open for examination in the United States.

13.       Commitments and Contingencies

In accordance with ASC Topic 450, Contingencies, the Company accrues anticipated costs of settlement, damages or other costs to the extent specific losses are probable and estimable.

Litigation and Related Contingencies

Lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. Third parties might allege that the Company or its collaborators are infringing their patent rights or that the Company is otherwise violating their intellectual property rights. Loss contingency provisions are recorded if the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated or a range of loss can be determined. These accruals represent management’s best estimate of probable loss. Disclosure also is provided when it is reasonably possible that a loss will be incurred or when it is reasonably possible that the amount of a loss will exceed the recorded provision. The Company believes the outcome of pending proceedings, individually and in the aggregate, will not have a material impact on the Company’s financial statements. As of March 31, 2018 and December 31, 2017, no material accruals have been recorded for potential contingencies.

Governmental Investigations

The Company is subject from time to time to investigations by U.S. or foreign governmental agencies, from which civil, criminal or administrative proceedings could result.

On October 19, 2017, the Company received a notice of investigation and subpoena to produce documents from the Division of Enforcement of the SEC. The subpoena seeks information related to an employee terminated as part of a restructuring and certain matters involving the Company’s policies and accounting practices related to revenue recognition and restructuring activities, as well as related financial reporting, disclosure and compliance matters, since January 1, 2013. The subpoena also seeks information concerning, among other things, the Company’s previously identified material weakness in internal controls over the accounting for income taxes, related financial reporting matters and certain payments for non-employee travel expenses. The Company is producing documents in response to the subpoena and intends to continue to cooperate fully with the SEC’s investigation. At this time, the Company is unable to predict the duration, scope or outcome of this investigation.

Letters of Credit and Guarantees

At March 31, 2018 and December 31, 2017, the Company had bank guarantees of $138.8 million, related primarily to customer advances. These arrangements guarantee the refund of advance payments received from customers in the event that the merchandise is not delivered or warranty obligations are not fulfilled in compliance with the terms of the contract. These guarantees affect the availability of the Company’s lines of credit.

14.       Shareholders’ Equity

Share Repurchase Program

In May 2017, the Company’s Board of Directors approved a share repurchase program under which repurchases of common stock up to $225.0 million may occur from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, legal requirements and other considerations. No repurchases occurred in the three months ended March 31, 2018.  Any future repurchases will be funded from cash on hand, future cash flows from operations and available borrowings under the revolving credit facility.

Cash Dividends on Shares of Common Stock

On February 22, 2016, the Company announced the establishment of a dividend policy and the declaration by its Board of Directors of an initial quarterly cash dividend in the amount of $0.04 per share of the Company’s issued and outstanding common stock. Under the dividend policy, the Company will target a cash dividend to the Company’s shareholders in the amount of $0.16 per share per annum, payable in equal quarterly installments. Dividends were paid on March 23, 2018 to shareholders of record as of March 6, 2018 an aggregate cost of $6.3 million.  Subsequent dividend declarations and the establishment of record and payment dates for such future dividend payments, if any, are subject to the Board of Directors’ continuing determination that the dividend policy is in the best interests of the Company’s shareholders. The dividend policy may be suspended or cancelled at the discretion of the Board of Directors at any time.

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

	Three Months Ended March 31,
	2018	2017
Consolidated net income	$27.4	$21.7
Foreign currency translation adjustments	24.8	15.6
Pension liability adjustments, net of tax	(0.4)	0.2
Net comprehensive income	51.8	37.5
Less: Comprehensive income attributable to noncontrolling interests	0.6	0.2
Comprehensive income attributable to Bruker Corporation	$51.2	$37.3

The following is a summary of the components of accumulated other comprehensive income (loss), net of tax, at March 31, 2018 (in millions):

	Foreign Currency Translation	Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2017	$72.2	$(45.2)	$27.0
Other comprehensive income (loss) before reclassifications	24.7	(1.0)	23.7
Amounts reclassified from other comprehensive income (loss), net of tax of $0.0 million	—	0.5	0.5
Net current period other comprehensive income	24.7	(0.5)	24.2
Balance at March 31, 2018	$96.9	$(45.7)	$51.2

15.       Noncontrolling Interests

Noncontrolling interests represent the minority shareholders’ proportionate share of the Company’s majority owned subsidiaries. The following table sets forth the changes in noncontrolling interests (in millions):

	Three Months Ended March 31,
	2018	2017
Balance at beginning of period	$8.1	$6.7
Net income	0.4	0.1
Foreign currency translation adjustments	0.1	0.1
Impact of ASC 606 adoption	0.2	—
Balance at end of period	$8.8	$6.9

16.       Other Charges, Net

The components of other charges, net were as follows (in millions):

	Three Months Ended March 31,
	2018	2017
Information technology transformation costs	$1.5	$1.2
Restructuring charges	3.3	1.5
Acquisition-related charges	1.0	0.4
Other	2.0	—
Other charges, net	$7.8	$3.1

Restructuring Initiatives

Restructuring charges for the three month period ended March 31, 2018 included charges for various programs which were recorded in the accompanying unaudited condensed consolidated statements of income and comprehensive income.  The charges for the three month period ended March 31, 2017 related primarily to the previously reported and completed 2016 and 2015 restructuring plans.

	Three Months Ended March 31,
	2018	2017
Cost of revenues	$0.2	$(1.4)
Other charges, net	3.3	1.5
	$3.5	$0.1

The following table sets forth the changes in restructuring reserves for the three months ended March 31, 2018 (in millions):

	Total	Severance	Exit Costs	Provisions for Excess Inventory
Balance at December 31, 2017	$10.8	$2.0	$2.1	$6.7
Restructuring charges	3.5	1.0	2.5	—
Cash payments	(3.0)	(1.5)	(1.5)	—
Other, non-cash adjustments and foreign currency effect	(0.9)	0.4	(0.6)	(0.7)
Balance at March 31, 2018	$10.4	$1.9	$2.5	$6.0

17.       Interest and Other Income (Expense), Net

The components of interest and other income (expense), net, were as follows (in millions):

	Three Months Ended March 31,
	2018	2017
Interest expense, net	$(3.4)	$(3.7)
Exchange gains (losses) on foreign currency transactions	0.5	(2.3)
Other	0.6	—
Interest and other income (expense), net	$(2.3)	$(6.0)

18.       Business Segment Information

The Company has two reportable segments, BSI and BEST, as discussed in Note 1 to the unaudited condensed consolidated financial statements.

Revenue and operating income by reportable segment are presented below (in millions):

	Three Months Ended March 31,
	2018	2017
Revenue:
BSI	$387.0	$346.4
BEST	45.6	40.1
Eliminations (a)	(0.9)	(1.6)
Total revenue	$431.7	$384.9

Operating Income (loss)
BSI	$35.7	$38.1
BEST	2.2	(0.5)
Corporate, eliminations and other (b)	0.2	—
Total operating income	$38.1	$37.6

(a)                                 Represents product and service revenue between reportable segments.

(b)                                 Represents corporate costs and eliminations not allocated to the reportable segments.

Total assets by reportable segment are as follows (in millions):

	March 31,	December 31,
	2018	2017
Assets:
BSI	$1,796.6	$1,917.8
BEST	36.7	35.6
Eliminations and other (a)	(2.8)	(4.9)
Total assets	$1,830.5	$1,948.5

(a) Assets not allocated to the reportable segments and eliminations of intercompany transactions.

19.       Recent Accounting Pronouncements

In March 2017, the FASB issued ASU No. 2017-07, Compensation- Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This new standard intends to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new standard requires the service cost component of net periodic cost be reported in the same line item(s) as other employee compensation costs and all other components of the net periodic cost be reported in the condensed consolidated statements of income and comprehensive income below operating income. The Company adopted this guidance on January 1, 2018 and the adoption did not have a material impact on the condensed consolidated statements of income and comprehensive income as of March 31, 2018 or 2017.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new standard simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test. This ASU will be applied prospectively and is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The adoption of this standard is not expected to have a material impact on our financial position, results of operations or statements of cash flows upon adoption.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard provides guidance on the recognition, measurement, presentation and disclosure of leases. The new standard supersedes present U.S. GAAP guidance on leases and requires substantially all leases to be reported on the balance sheet as right-of-use assets and lease liabilities, as well as additional disclosures. The new standard is effective as of January 1, 2019, and early adoption is permitted. The Company currently expects to adopt the new standard as of January 1, 2019. The Company is continuing to evaluate the provisions of the new standard, but currently expects that it will have a material impact on its consolidated balance sheet due to the recognition of right-of-use assets and lease liabilities for substantially all leases currently accounted for as operating leases.

20.  Subsequent Event

On April 8, 2018, Bruker acquired 100% interest in Anasys Instruments Corp., a privately held Company that develops and manufactures nanoscale infrared spectroscopy and thermal measurement instruments.

ITEM 2.                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our interim unaudited condensed consolidated financial statements and the notes to those statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, and in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

Statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which express that we “believe,” “anticipate,” “plan,” “expect,” “seek,” “estimate,” or “should,” as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from those set forth in forward-looking statements. Certain factors that might cause such a difference are discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2017.

Although our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States of America, we believe describing revenue and expenses, excluding the effects of foreign currency, acquisitions and divestitures, as well as certain other charges, net, provides meaningful supplemental information regarding our performance. Specifically, management believes that free cash flow and organic revenue, both non-GAAP financial measures, as well as non-GAAP gross profit margin and non-GAAP operating margin, provide relevant and useful information which is widely used by equity analysts, investors and competitors in our industry, as well as by our management, in assessing both consolidated and business unit performance.  We define the term organic revenue as GAAP revenue excluding the effect of foreign currency translation changes and the effect of acquisitions and divestitures.  We define the term non-GAAP gross profit margin as GAAP gross profit margin with certain non-GAAP measures excluded and non-GAAP operating margin as GAAP operating margin with certain non-GAAP measures excluded. These non-GAAP measures exclude costs related to restructuring actions, acquisition and related integration expenses, amortization of acquired intangible assets, costs associated with our global information technology transition initiative and other costs that are infrequent or non-recurring in nature and we believe these are useful measures to evaluate our continuing business. We define free cash flow as net cash provided by operating activities less additions to property, plant, and equipment. We believe free cash flow is a useful measure to evaluate our business as it indicates the amount of cash generated after additions to property, plant, and equipment which is available for, among other things, investments in our business, acquisitions, share repurchases, dividends and repayment of debt.  We use these non-GAAP financial measures to evaluate our period-over-period operating performance because our management believes they provide more comparable measures of our continuing business because they adjust for certain items that are not reflective of the underlying performance of our business. These measures may also be useful to investors in evaluating the underlying operating performance of our business. We regularly use these non-GAAP financial measures internally to understand, manage, and evaluate our business results and make operating decisions. We also measure our employees and compensate them, in part, based on such non-GAAP measures and use this information for our planning and forecasting activities.  The presentation of these non-GAAP financial measures is not intended to be a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP and may be different from non-GAAP financial measures used by other companies, and therefore, may not be comparable among companies.

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

Revenue for the three month period ended March 31, 2018 was $431.7 million, an increase of $46.8 million, or 12.2%, from the three month period ended March 31, 2017. Revenue from companies acquired within the past twelve months represented $2.0 million, or 0.5%, of the increase, and the favorable foreign currency translation effect of a weaker U.S. dollar relative primarily to the Euro represented $29.5 million, or 7.7%, of the increase. Excluding these effects, organic revenue, a non-GAAP measure, increased by $15.3 million, or 4.0%.

Improved performance in our Bruker CALID Group and continued growth at our Bruker Nano Group and BEST segment were the primary drivers of the organic revenue increase. From an end-market perspective, the primary drivers were continued demand in academic and government, biopharmaceutical and applied markets, as well as strong demand from industrial research and clinical microbiology customers.

Geographically, organic revenue showed strong growth in Europe and the Americas, offset in part by a slight organic revenue decline in Asia Pacific.

Our gross profit margin increased to 46.2% during the three months ended March 31, 2018 from 45.8% during the three months ended March 31, 2017.  The increase in gross profit margin resulted primarily from growth in revenue and the impact of operational improvements, offset in part by a negative impact from foreign currency translation.

Our operating margin decreased to 8.8% for the three months ended March 31, 2018 from 9.8% during the three months ended March 31, 2017 primarily due to foreign currency translation effects of a weakened U.S. Dollar, which more than offset the favorable impact of higher volumes and operational improvements.

The income tax provision in the three month periods ended March 31, 2018 and 2017 was $8.4 million and $9.9 million, respectively, representing effective tax rates of 23.5% and 31.3%, respectively.  The decline in the Company’s effective tax rate was primarily due to the non-recurring impact of unfavorable discrete items in the three month period ended March 31, 2017.

Diluted earnings per share for the three month period ended March 31, 2018 were $0.17, an increase of $0.04 from the three month period ended March 31, 2017.  The increase was primarily due to revenue growth, a lower effective tax rate and a lower number of shares outstanding resulting from our share repurchase activity in 2017.

Operating cash flow for the three month period ended March 31, 2018 was a source of cash of $43.8 million.  For the three month period ended March 31, 2018, our free cash flow, a non-GAAP measure, was $35.3 million, calculated as follows:

	Three Months Ended March 31,
	2018	2017
Net cash provided by operating activities	$43.8	$32.6
Less: Purchases of property, plant and equipment	8.5	11.5
Free Cash Flow	$35.3	$21.1

In May 2017, our Board of Directors approved a share repurchase program (the “Repurchase Program”) that authorized repurchases of up to $225.0 million of common stock. No repurchases occurred in the three months ended March 31, 2018.  The remaining authorization under the Repurchase Program is $72.8 million as of March 31, 2018.

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

For a further discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2017.  There were no significant changes to our critical accounting policies for the three months ended March 31, 2018, except as discussed below related to the adoption of ASC 606 (as defined below) as of January 1, 2018.

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers (ASC 606). The key elements of ASC 606 are: 1) identifying a contract with the customer; 2) identifying the performance obligations in the contract; 3) determining the transaction price; 4) allocating the transaction price to the performance obligations in the contract; and 5) recognizing revenue when (or as) each performance obligation is satisfied.

We recognize revenue from systems sales upon transfer of control in an amount that reflects the consideration we expect to receive. Transfer of control generally occurs upon shipment, or for certain systems, based upon customer acceptance for a system once delivered and installed at a customer facility. For systems that include customer-specific acceptance criteria, the Company is required to assess when it can demonstrate the acceptance criteria has been met, which generally is upon successful factory acceptance testing or customer acceptance and evidence of installation. For systems that require installation and where system revenue is recognized upon shipment, the fair value of installation is deferred until customer acceptance.

When products are sold through an independent distributor or a strategic distribution partner, we recognize the system sale upon transfer of control which is typically on shipment. When we are responsible for installation, the fair value of installation is deferred until customer acceptance. Our distributors do not have price protection rights or rights of return; however, our products are typically warranted to be free from defect for a period of one year.

For contracts that include multiple performance obligations, the transaction price is allocated to each distinct performance obligation based on the relative standalone selling prices of the goods and services being provided to the customer. Our best evidence of standalone selling price is its normal selling pricing and discounting practices for the specific product or service when sold on a standalone basis. Alternatively, we may determine standalone selling price using an expected cost plus a margin approach.

We analyze our selling prices used in the allocation of the transaction price, at a minimum, on an annual basis. Selling prices will be analyzed more frequently if a significant change in our business or other factors necessitate more frequent analysis or we experience significant variances in our selling prices.

Revenue from accessories and parts is generally recognized based on shipment. Service revenue is recognized as the services are performed or ratably over the contractual obligation and includes maintenance contracts, extended warranties, training, application support and on-demand services.

For performance obligations recognized over time, revenue is measured by progress toward completion of the performance obligation that reflects the transfer of control.  In particular, we have certain contracts recognized over time for which we apply the cost-to-cost method based on costs incurred to date relative to the total estimated costs for the contract upon completion. Application of the cost-to-cost method requires us to make reasonable estimates of the extent of progress toward completion and the total costs we will incur. Losses are recorded immediately when we estimate that contracts will ultimately result in a loss. Changes in the estimates could affect the timing of revenue recognition.

All taxes assessed by a governmental authority related to revenue producing transactions and collected by us from a customer are excluded from the determination of the transaction price.

Contract Assets and Liabilities

Contract assets represent unbilled receivables when revenue recognized exceeds the amount billed to the customer, and the right to payment is not just subject to the passage of time.  Contract assets typically result from system revenue recorded where a portion of the transaction price is not billable until a future event, such as customer acceptance, or from contracts recognized on a cost-to-cost or cost-plus-fixed-fee basis as revenue exceeds the amount billed to the customer. Amounts may not exceed their net realizable value. Contract assets are generally classified as current.

Contract liabilities consist of customer advances, deferred revenue and billings in excess of revenue from contracts recognized on a cost-to-cost or cost-plus-fixed-fee basis. Contract liabilities are classified as current or long-term based on the timing of when the Company expects to recognize revenue. Contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2018 compared to the Three Months Ended March 31, 2017

Consolidated Results

The following table presents our results for the three months ended March 31, 2018 and 2017 (dollars in millions, except per share data):

	Three Months Ended March 31,
	2018	2017
Product revenue	$352.2	$318.9
Service revenue	77.7	63.3
Other revenue	1.8	2.7
Total revenue	431.7	384.9

Cost of product revenue	185.6	172.7
Cost of service revenue	46.5	35.7
Cost of other revenue	0.2	0.1
Total cost of revenue	232.3	208.5
Gross profit	199.4	176.4

Operating expenses:
Selling, general and administrative	110.3	98.1
Research and development	43.2	37.6
Other charges, net	7.8	3.1
Total operating expenses	161.3	138.8
Operating income	38.1	37.6

Interest and other income (expense), net	(2.3)	(6.0)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	35.8	31.6
Income tax provision	8.4	9.9
Consolidated net income	27.4	21.7
Net income attributable to noncontrolling interest in consolidated subsidiaries	0.4	0.1
Net income attributable to Bruker Corporation	$27.0	$21.6

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.17	$0.14
Diluted	$0.17	$0.13

Weighted average common shares outstanding:
Basic	155.9	159.7
Diluted	157.0	160.5

Revenue

For the three months ended March 31, 2018, our revenue increased $46.8 million, or 12.2%, to $431.7 million, compared to $384.9 million for the comparable period in 2017. Included in revenue was an increase of approximately $2.0 million from acquisitions and a $29.5 million increase caused by foreign currency translation. Excluding the effects of foreign currency translation and our recent acquisitions, our organic revenue, a non-GAAP measure, increased by $15.3 million, or 4.0%.

BSI Segment revenue increased by $40.6 million, or 11.7%, to $387.0 million for the three months ended March 31, 2018, compared to $346.4 million for the three months ended March 31, 2017. BEST Segment revenue increased by $5.5 million, or 13.7%, to $45.6 million for the three months ended March 31, 2018, compared to $40.1 million for the three months ended March 31, 2017.

Please see the Segment Results section later in this section for additional discussion of our revenue.

Gross Profit

Gross profit for the three months ended March 31, 2018 was $199.4 million, or 46.2% of revenue, compared to $176.4 million, or 45.8% of revenue, for the three months ended March 31, 2017. The increase in gross profit margin resulted primarily from growth in revenue and the impact of operational improvements, offset in part by a negative impact from foreign currency translation. Included in gross profit were various charges for amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring costs totaling $5.6 million and $7.0 million for the three months ended March 31, 2018 and 2017, respectively. Excluding these charges, our non-GAAP gross profit margins for the three months ended March 31, 2018 and 2017 were 47.5% and 47.6%, respectively. The modest decrease was a result of foreign currency translation, which more than offset volume and operational improvements.

Selling, General and Administrative

Our selling, general and administrative expenses for the three months ended March 31, 2018 increased to $110.3 million, or 25.6% of total revenue, from $98.1 million, or 25.5% of total revenue, for the comparable period in 2017.  The increase was caused primarily by foreign currency translation.

Research and Development

Our research and development expenses for the three months ended March 31, 2018 increased to $43.2 million, or 10.0% of total revenue, from $37.6 million, or 9.8% of total revenue, for the comparable period in 2017.  The increase was caused primarily by foreign currency translation.

Other Charges, Net

Other charges, net of $7.8 million recorded for the three months ended March 31, 2018 were primarily related to the BSI Segment and consisted of $3.3 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives, $2.0 million related to professional fees, $1.5 million of costs associated with our global information technology (IT) transformation initiative and $1.0 million of acquisition-related charges related to acquisitions completed in 2018 and 2017. The IT transformation initiative is a multi-year project aimed at updating and integrating our global enterprise resource planning and human resource information systems.

Other charges, net of $3.1 million recorded for the three months ended March 31, 2017 were primarily related to the BSI Segment and consisted of $1.5 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives, $1.2 million of costs associated with our global IT transformation initiative and $0.4 million of acquisition-related charges related to acquisitions completed in 2016 and 2017.

Operating Income

Operating income for the three months ended March 31, 2018 was $38.1 million, resulting in an operating margin of 8.8%, compared to operating income of $37.6 million, and an operating margin of 9.8%, for the three months ended March 31, 2017. Included in operating income were various charges for amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring costs totaling $14.8 million and $11.6 million for the three months ended March 31, 2018 and 2017, respectively. Excluding these charges, our non-GAAP operating margins for the three months ended March 31, 2018 and 2017 were 12.3% and 12.8%, respectively. The decrease in GAAP and non-GAAP operating margin was a result of foreign currency translation, which more than offset volume increases and operational improvements.

Interest and Other Income (Expense), Net

Interest and other income (expense), net during the three months ended March 31, 2018 was an expense of $2.3 million compared to an expense of $6.0 million for the comparable period of 2017.

During the three months ended March 31, 2018, the primary components within interest and other income (expense), net were net interest expense of $3.4 million offset in part by realized and unrealized gains on foreign currency denominated transactions of $0.5 million.  During the three months ended March 31, 2017, the primary component within interest and other income (expense), net was net interest expense of $3.7 million and realized and unrealized losses on foreign currency denominated transactions of $2.3 million.

Income Tax (Benefit) Provision

The 2018 and 2017 effective tax rates were estimated using projected annual pre-tax income on a jurisdictional basis. Expected tax benefits, including tax credits and incentives, the impact of changes to valuation allowances and the effect of jurisdictional differences in statutory tax rates were also considered in the calculation.

The income tax provision for the three months ended March 31, 2018 and 2017 was $8.4 million and $9.9 million, respectively, representing effective tax rates of 23.5% and 31.3% respectively.  The decrease in the Company’s first quarter 2018 effective tax rate was primarily due to the non-recurring impact of unfavorable discrete items in the three month period ended March 31, 2017.

The majority of the Company’s earnings are derived in Germany and Switzerland. Accounting for the various federal and local taxing authorities, the statutory rates for 2018 are approximately 30.0% and 20.0% for Germany and Switzerland, respectively. The mix of earnings in those two jurisdictions resulted in an increase of 4.0% from the U.S. statutory rate of 21.0% in the three months ended March 31, 2018. The Company has not been a party to any tax holiday agreements.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the three months ended March 31, 2018 and 2017 was $0.4 million and $0.1 million, respectively. The net income attributable to noncontrolling interests represented the minority shareholders’ proportionate share of the net income recorded by our majority-owned subsidiaries.

Net Income Attributable to Bruker Corporation

Our net income for the three months ended March 31, 2018 was $27.0 million, or $0.17 per diluted share, compared to $21.6 million, or $0.13 per diluted share, for the comparable period in 2017. The increase in net income was primarily the result of the increase in revenue and the change in the effective tax rate discussed above.

Segment Results

For financial reporting purposes, we aggregate the Bruker BioSpin, Bruker CALID and Bruker Nano operating segments into the Bruker Scientific Instruments (BSI) reportable segment, which represented approximately 89.6% of the Company’s revenues during the three months ended March 31, 2018. This aggregation reflects these operating segments’ similar economic characteristics, production processes, service offerings, types and classes of customers, methods of distribution and regulatory environments. Our BEST Segment is our other reportable segment and represents the remainder of our revenues.

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment (dollars in millions):

	Three Months Ended March 31,			Percentage
	2018	2017	Dollar Change	Change
BSI	$387.0	$346.4	$40.6	11.7%
BEST	45.6	40.1	5.5	13.7%
Eliminations (a)	(0.9)	(1.6)	0.7
	$431.7	$384.9	$46.8	12.2%

(a) Represents product and service revenue between reportable segments.

BSI Segment Revenue

BSI Segment revenue increased by $40.6 million, or 11.7%, to $387.0 million for the three months ended March 31, 2018, compared to $346.4 million for the three months ended March 31, 2017. Revenue includes approximately $2.0 million attributable to recent acquisitions and approximately $25.3 million from the favorable impact of foreign currency translation. Excluding the effects of foreign currency translation and our recent acquisitions, organic revenue, a non-GAAP measure, increased by $13.3 million, or 3.8%.

The Bruker BioSpin Group revenue increased during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 due to favorable foreign currency translation.  In addition to the positive effect of foreign currency translation, higher shipments of preclinical imaging products and growth in the service business were offset by lower year-over-year shipments of nuclear magnetic resonance products.

The Bruker CALID Group revenue increased during the three months ended March 31, 2018 compared to the three months ended March 31, 2017, as a result of increased academic research demand in mass spectrometry, strong growth of mass spectrometry products, consumables and services in clinical microbiology markets and demand for FT-IR and Raman products in academic, applied and industrial markets. Favorable foreign currency translation also had a positive impact.

The Bruker Nano Group revenue increased during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily as a result of higher industrial research revenues and favorable foreign currency translation.

System revenue and aftermarket revenue as a percentage of total BSI Segment revenue were as follows (dollars in millions):

	Three Months Ended March 31,
	2018		2017
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System revenue	$274.5	70.9%	$245.2	70.8%
Aftermarket revenue	112.5	29.1%	101.2	29.2%
Total revenue	$387.0	100.0%	$346.4	100.0%

BEST Segment Revenue

BEST Segment revenue increased $5.5 million, or 13.7%, to $45.6 million for the three months ended March 31, 2018, compared to $40.1 million for the comparable period in 2017. The increase in revenue resulted primarily from favorable foreign currency translation and timing of deliveries and projects.

System and wire revenue and aftermarket revenue as a percentage of total BEST Segment revenue were as follows (dollars in millions):

	Three Months Ended March 31,
	2018		2017
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System and wire revenue	$44.4	97.4%	$39.2	97.8%
Aftermarket revenue	1.2	2.6%	0.9	2.2%
Total revenue	$45.6	100.0%	$40.1	100.0%

Gross Profit and Operating Expenses

For the three months ended March 31, 2018, gross profit margin in the BSI Segment remained flat at 49.5% compared to the three months ended March 31, 2017.  BEST Segment gross margin increased to 16.5% from 12.5% for the comparable period in 2017 due to growth in revenue and the impact of operational improvements.

In the three months ended March 31, 2018, selling, general and administrative expenses and research and development expenses in the BSI Segment increased to $148.2 million, or 38.3% of segment revenue, from $130.6 million, or 37.7% of segment revenue.  The increase was caused primarily by foreign currency translation.

Selling, general and administrative expenses and research and development expenses in the BEST Segment increased to $5.3 million, or 11.6% of segment revenue, from $5.2 million, or 13.0% of segment revenue, for the comparable period in 2017.  The decrease as a percent of revenue was primarily a result of reduced spending.

Operating Income

The following table presents operating income and operating margins on revenue by reportable segment (dollars in millions):

	Three Months Ended March 31,
	2018		2017
	Operating Income	Percentage of Segment Revenue	Operating Income	Percentage of Segment Revenue
BSI	$35.7	9.2%	$38.1	11.0%
BEST	2.2	4.8%	(0.5)	(1.2)%
Corporate, eliminations and other (a)	0.2		—
Total operating income	$38.1	8.8%	$37.6	9.8%

(a) Represents corporate costs and eliminations not allocated to the reportable segments.

BSI Segment operating income for the three months ended March 31, 2018 was $35.7 million, resulting in an operating margin of 9.2%, compared to operating income of $38.1 million, resulting in an operating margin of 11.0%, for the comparable period in 2017. Operating income included $14.7 million and $9.4 million for the three months ended March 31, 2018 and 2017, respectively, of various charges for amortization of acquisition-related intangible assets and other acquisition-related costs, restructuring costs and costs associated with our global IT transformation initiative.  Excluding these charges, non-GAAP operating margins were 13.0% and 13.7% for the three months ended March 31, 2018 and 2017, respectively. GAAP and non-GAAP operating margins declined due to foreign currency translation effects, which more than offset volume and operational improvements during the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

BEST Segment operating income increased for the three months ended March 31, 2018 to $2.2 million, resulting in an operating margin of 4.8%, compared to an operating loss of $0.5 million, resulting in an operating margin of (1.2)%, for the comparable period in 2017.  Operating income included $0.1 million and $2.2 million for the three months ended March 31, 2018 and 2017, respectively, of various charges for amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring costs.  Excluding these charges, non-GAAP operating margins were 5.0% and 4.2% for the three months ended March 31, 2018 and 2017, respectively. GAAP and non-GAAP operating margins increased primarily as a result of reduced operating expense spending.

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

During the three months ended March 31, 2018, net cash provided by operating activities was $43.8 million, resulting from consolidated net income adjusted for non-cash items of $56.8 million, partially offset by an increase in operating assets and liabilities, net of acquisitions and divestitures of $13.0 million. The increase in operating assets and liabilities, net of acquisitions and divestitures for the three months ended March 31, 2018 was primarily caused by an increase in inventory for orders in 2018, offset in part by cash received for accounts receivables and customer deposits.

During the three months ended March 31, 2017, net cash provided by operating activities was $32.6 million, resulting from consolidated net income adjusted for non-cash items of $43.9 million, partially offset by an increase in operating assets and liabilities, net of acquisitions and divestitures of $11.3 million. The increase in operating assets and liabilities, net of acquisitions and divestitures for the three months ended March 31, 2017 was primarily caused by an increase in inventory for orders in 2017 and acquisitions that occurred in 2016, partially offset by a decrease in accounts receivable resulting from improvements in collections and customer credit management practices.

During the three months ended March 31, 2018, net cash provided by investing activities was $108.1 million, compared to net cash used in investing activities of $71.3 million during the three months ended March 31, 2017. Cash provided by investing activities during the three months ended March 31, 2018 was primarily caused by the maturities of short-term investments of $117.0 million, offset by the purchases of property, plant and equipment of $8.5 million and cash paid for acquisitions of $0.4 million.  Cash used in investing activities during the three months ended March 31, 2017 was primarily caused by the cash paid for acquisitions, net of cash acquired of $39.8 million, net activity of purchases and maturities in short-term investments of $26.6 million and purchases of property, plant and equipment, net of proceeds from the sale of property, plant and equipment, of $4.9 million.

During the three months ended March 31, 2018, net cash used in financing activities was $198.8 million, compared to net cash used in financing activities of $32.3 million during the three months ended March 31, 2017. Net cash used in financing activities during the three months ended March 31, 2018 was primarily attributable to repayment of $195.0 million of borrowings under the 2015 Credit Agreement, defined below; and $6.3 million used for the payment of dividends.  This was offset by $2.6 million of proceeds from the issuance of common stock, net.  Net cash used in financing activities during the three months ended March 31, 2017 was primarily attributable to repayment of $40.0 million of borrowings under the 2015 Credit Agreement and $20.0 million of Senior Notes, defined below, and $6.4 million used for the payment of dividends, offset in part by borrowings of $33.0 million under the 2015 Credit Agreement.

In May 2017, our Board of Directors approved a share repurchase program (the “Repurchase Program”) under which repurchases of common stock in the amount of up to $225.0 million were authorized to occur from time to time, in amounts, at prices, and at such times as we deem appropriate, subject to market conditions, legal requirements and other considerations. No repurchases occurred under this Repurchase Program in the three months ended March 31, 2018. The remaining authorization as of May 4, 2018 is $72.8 million. We intend to fund any additional repurchases from cash on hand, future cash flows from operations and available borrowings under our revolving credit facility.

The repurchased shares are reflected within Treasury stock in the accompanying consolidated balance sheet at March 31, 2018.

Cash, cash equivalents and short-term investments at March 31, 2018 and December 31, 2017 totaled $283.9 million and $439.2 million, respectively, of which $227.3 million and $405.8 million, respectively, related to foreign cash and short-term investments, most significantly in the Netherlands and Switzerland.

At December 31, 2017 and in accordance with the 2017 Tax Act, we recorded state and foreign withholding taxes, as well as subsequent foreign currency translations on these withholding taxes as they are an obligation of the parent company, on the cash and liquid assets portion of the unremitted earnings and profits (E&P) of foreign subsidiaries expected to be repatriated from our foreign subsidiaries to the United States. We continue to be indefinitely reinvested in the amount of $740.0 million of non-cash E&P that is subject to the 2017 Tax Act deemed repatriation. If this E&P is ultimately distributed to the United States in the form of dividends or otherwise we would likely be subject to additional withholding tax. We will continue to evaluate our assertions on the cumulative historical outside basis differences in our foreign subsidiaries as of December 31, 2017. We expect to finalize this analysis and accounting related to the toll charge and any remaining outside basis differences in our foreign subsidiaries during the measurement period. We estimate the amount of unrecognized deferred withholding taxes on the undistributed E&P to be approximately $27.0 million at December 31, 2017.

As of March 31, 2018, we had approximately $23.2 million of net operating loss carryforwards available to reduce state taxable income; approximately $79.4 million of net operating losses available to reduce German federal income and trade taxes that are carried forward indefinitely; $4.2 million of other foreign net operating losses available that are carried forward indefinitely and $9.9 million of other foreign net operating losses that are expected to expire at various times beginning in 2019. We also had U.S. state research and development tax credits of $7.5 million. Utilization of these credits and state net operating losses may be subject to annual limitations due to the ownership percentage change limitations provided by the Internal Revenue Code Section 382 and similar state provisions. In the event of a deemed change in control under Internal Revenue Code Section 382, an annual limitation on the utilization of net operating losses and credits may result in the expiration of all or a portion of the net operating loss and credit carryforwards.

At March 31, 2018, we had outstanding debt totaling $220.6 million, consisting of $220.0 million outstanding under the Note Purchase Agreement described below; and $1.2 million under capital lease obligations and other loans.  These amounts were offset by unamortized debt issuance costs under the Note Purchase Agreement of $0.6 million.  At December 31, 2017, we had outstanding debt totaling $415.6 million, consisting of $220.0 million outstanding under the Note Purchase Agreement; $195.0 million outstanding under the revolving credit line component of the prior credit agreement; and $1.3 million under capital lease obligations and other loans.  These amounts were offset by unamortized debt issuance costs under the Note

Purchase Agreement of $0.7 million.

The following is a summary of the maximum commitments and the net amounts available to us under the 2015 Credit Agreement and other lines of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand with interest payable monthly, at March 31, 2018 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
2015 Credit Agreement	0.0%	$500.0	$—	$1.1	$498.9
Other lines of credit	—	263.6	—	137.7	125.9
Total revolving lines of credit		$763.6	$—	$138.8	$624.8

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

Borrowings under the 2015 Credit Agreement are secured by guarantees from certain material subsidiaries, as defined in the 2015 Credit Agreement. The 2015 Credit Agreement also requires us to maintain certain financial ratios related to maximum leverage and minimum interest coverage. Specifically, our leverage ratio cannot exceed 3.5 and our interest coverage ratio cannot be less than 2.5.  In addition to the financial ratios, the 2015 Credit Agreement contains negative covenants, including among others, restrictions on liens, indebtedness of the Company and its subsidiaries, asset sales, dividends and transactions with affiliates.  Failure to comply with any of these restrictions or covenants may result in an event of default on the 2015 Credit Agreement, which could permit acceleration of the debt and require us to prepay the debt before its scheduled due date. As of March 31, 2018, the borrowings under the 2015 Credit Agreement has been repaid in full.

As of March 31, 2018, we were in compliance with the covenants, as defined by both the 2015 Credit Agreement and the Note Purchase Agreement, as our leverage ratio was 0.69 and our interest coverage ratio was 15.8.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-07, Compensation- Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This new standard intends to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new standard requires the service cost component of net periodic cost be reported in the same line item(s) as other employee compensation costs and all other components of the net periodic cost be reported in the condensed consolidated statements of income and comprehensive income below operating income. We adopted this guidance on January 1, 2018 and the adoption did not have a material impact on the condensed consolidated statements of income and comprehensive income as of March 31, 2018 or 2017.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new standard simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test. This ASU will be applied prospectively and is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The adoption of this standard is not expected to have a material impact on our financial position, results of operations or statements of cash flows upon adoption.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard provides guidance on the recognition, measurement, presentation, and disclosure of leases. The new standard supersedes present U.S. GAAP guidance on leases and requires substantially all leases to be reported on the balance sheet as right-of-use assets and lease liabilities, as well as additional disclosures. The new standard is effective for us as of January 1, 2019, and early adoption is permitted. We currently expect to adopt the new standard as of January 1, 2019. We are continuing to evaluate the provisions of the new standard, but currently expect it will have a material impact on our consolidated balance sheet due to the recognition of right-of-use assets and lease liabilities for substantially all leases currently accounted for as operating leases.

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

Changes in foreign currency translation rates increased our revenue by 7.7% for the three months ended March 31, 2018 and decreased our revenue by approximately 2.0% for the three months ended March 31, 2017.

Assets and liabilities of our foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using period-end exchange rates. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a separate component of shareholders’ equity.  For the three months ended March 31, 2018 and 2017, we recorded net gains from currency translation adjustments of $24.8 million and $15.6 million, respectively. Gains and losses resulting from foreign currency transactions are reported in interest and other income (expense), net in the unaudited condensed consolidated statements of income and comprehensive income. Our foreign exchange gains, net were $0.5 million and ($2.3) million, for the three month periods ended March 31, 2018 and 2017, respectively.

From time to time, we have entered into foreign exchange contracts designed to minimize the volatility that fluctuations in foreign currency have on our cash flows related to purchases and sales denominated in foreign currencies. Under these arrangements, we agree to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates typically with maturities of less than twelve months. These transactions are recorded at fair value with the corresponding gains and losses recorded in interest and other income (expense), net in the unaudited condensed consolidated statements of income and comprehensive income. At March 31, 2018 and December 31, 2017, we had foreign exchange contracts with notional amounts aggregating $107.3 million and $84.2 million, respectively. We will continue to evaluate our currency risks and in the future may utilize foreign currency contracts more frequently.

Impact of Interest Rates

We regularly invest excess cash in short-term investments that are subject to changes in interest rates. We believe that the market risk arising from holding these financial instruments is minimal because of our policy of investing in short-term financial instruments issued by highly rated financial institutions.

Our exposure related to adverse movements in interest rates is derived primarily from outstanding floating rate debt instruments that are indexed to short-term market rates. We currently have fixed rate debt, which limits our exposure to adverse movements in interest rates.

Impact of Commodity Prices

We are exposed to certain commodity risks associated with prices for various raw materials. The prices of copper and certain other raw materials, particularly niobium tin, used to manufacture superconductors have increased significantly over the last decade. Copper and niobium tin are the main components of low temperature superconductors and continued commodity price increases for copper and niobium as well as other raw materials may negatively affect our profitability. Periodically, we enter into commodity forward purchase contracts to minimize the volatility that fluctuations in the price of copper have on our sales of these products. At March 31, 2018 and December 31, 2017, we had fixed price commodity contracts with notional amounts aggregating $4.0 million and $3.0 million, respectively. We will continue to evaluate our commodity risks and may utilize commodity forward purchase contracts more frequently in the future.

Inflation

We do not believe inflation had a material impact on our business or operating results during any of the periods presented.

ITEM 4.                                   CONTROLS AND PROCEDURES

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Interim Chief Financial Officer (principal financial officer) by others within our organization. Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2018. Based on this evaluation our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting, other than the implementation of certain controls related to the adoption of ASC 606, that occurred during the quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The controls related to ASC 606 were effective as of January 1, 2018 and were designed and implemented to ensure the completeness and accuracy over the financial reporting.

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

On October 19, 2017, we received a notice of investigation and subpoena to produce documents from the Division of Enforcement of the SEC. The subpoena seeks information related to an employee terminated as part of a restructuring and certain matters involving the Company’s policies and accounting practices related to revenue recognition and restructuring activities, as well as related financial reporting, disclosure and compliance matters, since January 1, 2013. The subpoena also seeks information concerning, among other things, the Company’s previously identified material weakness in internal controls over the accounting for income taxes, related financial reporting matters and certain payments for non-employee travel expenses. The Company is producing documents in response to the subpoena and intends to continue to cooperate fully with the SEC’s investigation. At this time, we are unable to predict the duration, scope or outcome of this investigation.

ITEM IA.                             RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2017, the Company’s Board of Directors approved and the Company announced a share repurchase program (the “Repurchase Program”) under which repurchases of the Company’s common stock of up to $225.0 million may occur from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, legal requirements and other considerations. No repurchases under this program occurred in the three months ended March 31, 2018.  As of March 31, 2018, shares of common stock with an aggregate cost of approximately $152.2 million have been repurchased. Any future repurchases will be funded from cash on hand, future cash flows from operations and available borrowings under the revolving credit facility. The remaining authorization under the Repurchase Program is $72.8 million as of May 4, 2018. The Repurchase Program expires May 11, 2019 and can be suspended, modified or terminated at any time without prior notice.

The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the first quarter of 2018.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares (or approximate dollar value) that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2018	—	$—	—	$72,828,939
February 1 - February 28, 2018	1,055	$31.53	—	72,828,939
March 1 - March 31, 2018	—	—	—	72,828,939
	1,055	$31.53	—

(1)         Includes 1,055 shares surrendered by participants under our long-term incentive plans to pay taxes upon vesting of restricted stock awards.

(2)         There was no share repurchase activity during the three months ended March 31, 2018.

ITEM 3.            DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.            MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.            OTHER INFORMATION

None.

ITEM 6.            EXHIBITS

Exhibit No.	Description
10.1	Managing Director Agreement dated October 1, 2005 between European Advanced Superconductors GmbH & Co. KG and Dr. Burkhard Prause(1)
10.2	Offer Letter dated March 17, 2018 between Bruker Corporation and Gerald N. Herman(1)
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification by Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification by Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)
101

The following materials from the Bruker Corporation Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income, (ii) the Unaudited Condensed Consolidated Balance Sheets, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows and (iv) Notes to the Unaudited Condensed Consolidated Financial Statements(1)

(1)         Filed herewith.

(2)         Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUKER CORPORATION

Date: May 10, 2018	By:	/s/ FRANK H. LAUKIEN, PH.D.
Frank H. Laukien, Ph.D.
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 10, 2018	By:	/s/ GERALD N. HERMAN
Gerald N. Herman
Interim Chief Financial Officer and Vice President
(Principal Financial Officer and Principal Accounting Officer)