Form 10-Q
period 2018-06-30
BRUKER CORP
filed 2018-08-09
CIK 1109354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2018
Common Stock, $0.01 par value per share	156,320,780 shares

BRUKER CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2018

PART I                                               FINANCIAL INFORMATION

ITEM 1.                                          UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$258.7	$325.0
Short-term investments	—	114.2
Accounts receivable, net	278.8	319.3
Inventories	509.4	486.2
Other current assets	135.1	114.1
Total current assets	1,182.0	1,358.8

Property, plant and equipment, net	259.2	266.5
Goodwill	192.4	169.8
Intangibles, net and other long-term assets	172.4	153.4
Total assets	$1,806.0	$1,948.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$15.0	$—
Accounts payable	104.6	90.8
Customer advances	109.6	111.7
Other current liabilities	302.3	322.0
Total current liabilities	531.5	524.5

Long-term debt	205.6	415.6
Other long-term liabilities	283.6	274.9

Commitments and contingencies (Note 13)

Shareholders’ equity:
Preferred stock, $0.01 par value 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value 260,000,000 shares authorized, 172,326,156 and 171,875,076 shares issued and 156,305,942 and 155,865,977 shares outstanding at June 30, 2018 and December 31, 2017, respectively	1.7	1.7
Treasury stock, at cost, 16,020,214 and 16,009,099 shares at June 30, 2018 and December 31, 2017, respectively	(401.4)	(401.2)
Accumulated other comprehensive income	14.8	27.0
Other shareholders’ equity	1,161.5	1,097.9
Total shareholders’ equity attributable to Bruker Corporation	776.6	725.4
Noncontrolling interest in consolidated subsidiaries	8.7	8.1
Total shareholders’ equity	785.3	733.5

Total liabilities and shareholders’ equity	$1,806.0	$1,948.5

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Product revenue	$368.1	$345.9	$720.3	$664.8
Service revenue	73.5	67.1	151.2	130.4
Other revenue	2.1	1.9	3.9	4.6
Total revenue	443.7	414.9	875.4	799.8

Cost of product revenue	188.7	191.5	374.3	364.2
Cost of service revenue	49.1	38.7	95.6	74.4
Cost of other revenue	0.7	0.2	0.9	0.3
Total cost of revenue	238.5	230.4	470.8	438.9
Gross profit	205.2	184.5	404.6	360.9

Operating expenses:
Selling, general and administrative	110.6	102.5	220.9	200.6
Research and development	43.6	40.3	86.8	77.9
Other charges, net	2.2	6.4	10.0	9.5
Total operating expenses	156.4	149.2	317.7	288.0
Operating income	48.8	35.3	86.9	72.9

Interest and other income (expense), net	(5.5)	(5.1)	(7.8)	(11.1)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	43.3	30.2	79.1	61.8
Income tax provision	11.8	6.2	20.2	16.1
Consolidated net income	31.5	24.0	58.9	45.7
Net income attributable to noncontrolling interest in consolidated subsidiaries	0.3	0.6	0.7	0.7
Net income attributable to Bruker Corporation	$31.2	$23.4	$58.2	$45.0

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.20	$0.15	$0.37	$0.28
Diluted	$0.20	$0.15	$0.37	$0.28

Weighted average common shares outstanding:
Basic	156.1	159.5	156.0	159.6
Diluted	157.0	160.4	157.0	160.4

Comprehensive income (loss)	$(5.4)	$71.6	$46.4	$109.1
Less: Comprehensive income (loss) attributable to noncontrolling interests	(0.2)	1.0	0.4	1.2
Comprehensive income (loss) attributable to Bruker Corporation	$(5.2)	$70.6	$46.0	$107.9

Dividend declared per common share	$0.04	$0.04	$0.08	$0.08

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Consolidated net income	$58.9	$45.7
Adjustments to reconcile consolidated net income to cash flows from operating activities:
Depreciation and amortization	32.4	31.1
Stock-based compensation expense	4.9	5.3
Deferred income taxes	(7.4)	(2.2)
Other non-cash expenses, net	24.8	1.8
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	36.6	16.9
Inventories	(44.8)	(36.6)
Accounts payable and accrued expenses	(13.6)	(24.4)
Income taxes payable, net	(15.7)	(7.6)
Deferred revenue	9.7	3.3
Customer advances	(0.3)	(20.6)
Other changes in operating assets and liabilities, net	(5.6)	2.7
Net cash provided by operating activities	79.9	15.4

Cash flows from investing activities:
Purchases of short-term investments	—	(118.5)
Maturities of short-term investments	117.0	69.4
Cash paid for acquisitions, net of cash acquired	(37.6)	(58.7)
Purchases of property, plant and equipment	(17.5)	(21.1)
Proceeds from sales of property, plant and equipment	0.1	6.9
Net cash provided by (used in) investing activities	62.0	(122.0)

Cash flows from financing activities:
Repayments of the Note Purchase Agreement	—	(20.0)
Repayments of revolving lines of credit	(202.5)	(40.0)
Proceeds from revolving lines of credit	7.5	79.0
Repayment of other debt, net	(0.8)	(0.3)
Proceeds from issuance of common stock, net	7.0	9.2
Payment of contingent consideration	(2.3)	(3.5)
Repurchase of common stock	—	(41.7)
Payment of dividends	(12.5)	(12.8)
Cash payments to noncontrolling interest	—	(0.5)
Net cash used in financing activities	(203.6)	(30.6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4.7)	12.7
Net change in cash, cash equivalents and restricted cash	(66.4)	(124.5)
Cash, cash equivalents and restricted cash at beginning of period	328.9	345.9
Cash, cash equivalents and restricted cash at end of period	$262.5	$221.4

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

The Company has two reportable segments, Bruker Scientific Instruments (BSI), which represented approximately 90.7% and 90.2% of the Company’s revenues during the three and six months ended June 30, 2018, respectively, and 87.4% and 88.6% of the Company’s revenues during the three and six months ended June 30, 2017, respectively; and Bruker Energy & Supercon Technologies (BEST), which represented the remainder of the Company’s revenues.  For financial reporting purposes, the Bruker BioSpin Group, Bruker CALID Group and Bruker Nano Group operating segments are aggregated into the BSI reportable segment because each has similar economic characteristics, production processes, service offerings, types and classes of customers, methods of distribution and regulatory environments.

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

The unaudited condensed consolidated financial statements represent the consolidated accounts of the Company. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements as of June 30, 2018 and December 31, 2017, and for the three and six months ended June 30, 2018 and 2017, have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission

(SEC) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial information presented herein does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement have been included. The results for interim periods are not necessarily indicative of the results expected for any other interim period or the full year.

At June 30, 2018, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, have not changed other than for revenue recognition as detailed in Footnote 2.

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

The Company includes costs incurred in connection with shipping and handling of products within selling, general and administrative costs. Amounts billed to customers in connection with these costs are included in total revenues. When control of the goods transfer prior to the completion of the Company’s obligation to ship the products to its customers, the Company has elected the practical expedient to account for the shipping services as a fulfillment cost. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period is one year or less or the amount is immaterial. The Company excludes from the transaction price all taxes assessed by a governmental authority on revenue-producing transactions that are collected by the Company from a customer.

The Company requires an advance deposit based on the terms and conditions of contracts with customers for many of its contracts. Typically, revenue is recognized within one year of receiving an advance deposit. The Company does not have any material payment terms that extend beyond one year. For contracts where an advance payment is received greater than one year from expected revenue recognition, or a portion of the payment due extends beyond one year, the Company determined it does not constitute a significant financing component. There is minimal variable consideration included in the transaction price of the Company’s contracts.

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

The following table presents the Company’s revenues by Group and end customer geographical location for the three and six month periods ended June 30, 2018 (in millions):

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2018
Revenue by Group:
Bruker BioSpin	$139.9	$271.7
Bruker CALID	128.0	259.3
Bruker Nano	134.5	258.4
BEST	42.7	88.3
Eliminations	(1.4)	(2.3)
Total revenue	$443.7	$875.4

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2018
Revenue by End Customer Geography:
United States	$108.4	$213.2
Germany	48.9	90.4
Rest of Europe	111.9	231.8
Asia Pacific	135.5	262.4
Other	39.0	77.6
Total revenue	$443.7	$875.4

Revenue for the Company recognized at a point in time versus over time is as follows for the three and six month periods ended June 30, 2018 (in millions):

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2018
Revenue recognized at a point in time	$405.3	$800.5
Revenue recognized over time	38.4	74.9
Total revenue	$443.7	$875.4

Remaining Performance Obligations

Remaining performance obligations represent the aggregate transaction price allocated to a promise to transfer a good or service which are fully or partially unsatisfied at the end of the period. As of June 30, 2018, remaining performance obligations were approximately $1,025.6 million. The Company expects to recognize revenue on approximately 77.9% of the remaining performance obligations over the next twelve months and the remaining performance obligations primarily within one to three years.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue, customer deposits and billings in excess of revenue recognized (contract liabilities) on the Company’s unaudited condensed consolidated balance sheets.

Contract assets—Most of the Company’s long-term contracts are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Billing often occurs subsequent to revenue recognition, resulting in contract assets. Contract assets are generally classified as current assets in the unaudited condensed consolidated balance sheets. The balance of contract assets as of June 30, 2018 and January 1, 2018, the date of adoption of ASC 606, was $22.0 million and $12.8 million, respectively.  The increase in the contract asset balance during the six month period ended June 30, 2018 is primarily a result of foreign currency translation and contracts which have been recognized as revenue during the six month period ending June 30, 2018 for which billing cannot contractually occur as of June 30, 2018.

Contract liabilities—The Company often receives cash payments from customers in advance of the Company’s performance, resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the unaudited condensed consolidated balance sheet based on the timing of when revenue recognition is expected.  As of June 30, 2018 and January 1, 2018, the date of adoption of ASC 606, contract liabilities were $288.2 million and $291.3 million, respectively.   The decrease in the contract liability balance during the six month period ended June 30, 2018 is primarily a result of satisfying performance obligations and foreign currency translation which were offset in part by new cash payments received.  Approximately $100.7 million that was included in the contract liability balance at the date of adoption was recognized as revenue during the period.

3.              Acquisitions

2018

On April 8, 2018, the Company acquired a 100% interest in Anasys Instruments Corp. (“Anasys”), a privately held company, for a purchase price of $27.0 million with the potential for additional consideration based on revenue achievements in 2019 and 2020. Anasys develops and manufactures nanoscale infrared spectroscopy and thermal measurement instruments. Anasys will be integrated into the Bruker Nano Group within the BSI reportable segment. The acquisition of Anasys was accounted for under the acquisition method. The components and fair value allocation of the consideration transferred in connection with the acquisition were as follows (in millions):

Consideration Transferred:
Cash paid	$27.0
Contingent consideration	5.3
Total consideration transferred	$32.3

Allocation of Consideration Transferred:
Inventories	2.8
Accounts receivable	0.8
Other current and non-current assets	1.1
Intangible assets:
Technology	7.3
Customer relationships	8.0
Backlog	1.8
Trade name	0.6
Goodwill	16.6
Deferred taxes, net	(3.2)
Liabilities assumed	(3.5)
Total consideration allocated	$32.3

The preliminary fair value allocation included contingent consideration in the amount of $5.3 million, which represented the estimated fair value of future payments to the former shareholders of Anasys based on achieving annual revenue targets for the years 2019 and 2020. The Company expects to complete the fair value allocation in the fourth quarter of 2018. The amortization period for all intangible assets acquired in connection with Anasys is eight years, except for backlog which will be amortized over one year.

The results of Anasys, including the amount allocated to goodwill that is attributable to expected synergies and not expected to be deductible for tax purposes, have been included in the BSI Segment from the date of acquisition. Pro forma financial information reflecting the acquisition of Anasys has not been presented because the impact on revenues, net income and total assets is not material.

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

Consideration Transferred:
Cash paid	$20.1
Cash acquired	(1.3)
Contingent consideration	3.1
Total consideration transferred	$21.9

Allocation of Consideration Transferred:
Inventories	1.1
Other current and non-current assets	0.4
Property, plant and equipment	0.3
Intangible assets:
Existing technology	10.9
Trade name	0.8
Goodwill	11.2
Deferred taxes, net	(2.4)
Liabilities assumed	(0.4)
Total consideration allocated	$21.9

The amortization period for intangible assets acquired in connection with the acquisition of Luxendo is ten years for trade names and seven years for technology.

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

Consideration Transferred:
Cash paid	$27.9
Cash acquired	(0.7)
Contingent consideration	1.6
Total consideration transferred	$28.8

Allocation of Consideration Transferred:
Accounts receivable, net	$3.0
Inventories	3.8
Other current assets	0.2
Property, plant and equipment	0.6
Intangible assets:
Customer relationships	5.8
Existing technology	4.7
Trade name	1.2
Other	0.6
Goodwill	16.6
Deferred taxes, net	(4.1)
Capital lease	(0.2)
Liabilities assumed	(3.4)
Total consideration allocated	$28.8

The amortization period for intangible assets acquired in connection with Hysitron is seven years for customer relationships, trademarks and other intangibles and five years for existing technology.

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

The Company recorded stock-based compensation expense as follows in the unaudited condensed consolidated statements of income and comprehensive income (loss) (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options	$1.0	$1.7	$2.0	$3.4
Restricted stock awards	0.2	0.4	0.4	0.7
Restricted stock units	1.2	0.6	2.5	1.2
Total stock-based compensation	$2.4	$2.7	$4.9	$5.3

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Costs of product revenue	$0.3	$0.4	$0.7	$0.8
Selling, general and administrative	1.8	1.9	3.5	3.7
Research and development	0.3	0.4	0.7	0.8
Total stock-based compensation	$2.4	$2.7	$4.9	$5.3

Stock-based compensation expense is recognized on a straight-line basis over the underlying requisite service period of the stock-based award.

Stock options to purchase the Company’s common stock are periodically awarded to executive officers and other employees of the Company subject to a vesting period of three to four years. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. There were no stock options awarded during the six months ended June 30, 2018.  Assumptions for the six months ended June 30, 2017 regarding volatility, expected life, dividend yield and risk-free interest rates are required for the Black-Scholes model and are presented in the table below:

2017
Risk-free interest rates	1.78% - 2.09%
Expected life	5.56 years
Volatility	31.41% - 34.13%
Expected dividend yield	0.58% - 0.74%

Stock option activity for the six months ended June 30, 2018 was as follows:

	Shares Subject to Options	Weighted Average Option Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value (in millions) (b)
Outstanding at December 31, 2017	3,235,673	$20.16
Exercised	(402,354)	17.65
Forfeited	(161,971)	20.11
Outstanding at June 30, 2018	2,671,348	$20.53	6.2	$22.8

Exercisable at June 30, 2018	1,441,435	$18.92	5.5	$14.6

Exercisable and expected to vest at June 30, 2018 (a)	2,526,346	$20.42	6.1	$21.8

(a)         In addition to the options that are vested at June 30, 2018, the Company expects a portion of the unvested options to vest in the future. Options expected to vest in the future are determined by applying an estimated forfeiture rate to the options that are unvested as of June 30, 2018.

(b)         The aggregate intrinsic value is based on the positive difference between the fair value of the Company’s common stock price of $29.04 on June 30, 2018 and the exercise price of the underlying stock options.

The weighted average fair value of options granted was $7.57 per share during the six months ended June 30, 2017, with no corresponding amount in the current period.

The total intrinsic value of options exercised was $5.3 million and $6.7 million for the six months ended June 30, 2018 and 2017, respectively.

Restricted stock award activity for the six months ended June 30, 2018 was as follows:

	Shares Subject to Restriction	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	85,529	$20.39
Vested	(11,584)	19.87
Forfeited	(6,553)	24.80
Outstanding at June 30, 2018	67,392	$20.05

The total fair value of restricted stock vested was $0.2 million in each of the six months ended June 30, 2018 and 2017.

Restricted stock unit activity for the six months ended June 30, 2018 was as follows:

	Shares Subject to Restriction	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	652,123	$25.47
Granted	53,891	35.15
Vested	(49,619)	22.87
Forfeited	(47,787)	26.61
Outstanding at June 30, 2018	608,608	$26.45

The total fair value of restricted stock units vested was $1.1 million and $0.2 million for the six months ended June 30, 2018 and 2017, respectively.

At June 30, 2018, the Company expects to recognize pre-tax stock-based compensation expense of $5.2 million associated with outstanding stock option awards granted under the Company’s stock plans over the weighted average remaining service period of 2.0 years. The Company expects to recognize additional pre-tax stock-based compensation expense of $0.5 million associated with outstanding restricted stock awards granted under the Company’s stock plans over the weighted average remaining service period of 1.0 year. The Company also expects to recognize additional pre-tax stock-based compensation expense of $11.3 million associated with outstanding restricted stock units granted under the 2016 Plan over the weighted average remaining service period of 2.8 years.

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

The following table sets forth the computation of basic and diluted weighted average shares outstanding and net income per common share attributable to Bruker Corporation shareholders (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income attributable to Bruker Corporation, as reported	$31.2	$23.4	$58.2	$45.0

Weighted average shares outstanding:
Weighted average shares outstanding-basic	156.1	159.5	156.0	159.6
Effect of dilutive securities:
Stock options and restricted stock awards and units	0.9	0.9	1.0	0.8
	157.0	160.4	157.0	160.4

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.20	$0.15	$0.37	$0.28
Diluted	$0.20	$0.15	$0.37	$0.28

Stock options to purchase approximately 0.2 million shares and 1.2 million shares were excluded from the computation of diluted earnings per share in the three months ended June 30, 2018 and 2017, respectively, as their effect would have been anti-dilutive.  Approximately 0.2 million shares and 1.4 million shares were excluded from the computation of diluted earnings per share in the six months ended June 30, 2018 and 2017, respectively, as their effect would have been anti-dilutive.

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

The following tables set forth the Company’s financial instruments that are measured at fair value on a recurring basis and presents them within the fair value hierarchy using the lowest level of input that is significant to the fair value measurement at June 30, 2018 and December 31, 2017 (in millions):

June 30, 2018	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Embedded derivatives in purchase and delivery contracts	$0.7	$—	$0.7	$—
Foreign exchange contracts	0.6	—	0.6	—
Total assets recorded at fair value	$1.3	$—	$1.3	$—

Liabilities:
Contingent consideration	$13.0	$—	$—	$13.0
Foreign exchange contracts	4.3	—	4.3	—
Embedded derivatives in purchase and delivery contracts	1.4	—	1.4	—
Fixed price commodity contracts	0.1	—	0.1	—
Total liabilities recorded at fair value	$18.8	$—	$5.8	$13.0

December 31, 2017	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$4.5	$—	$4.5	$—
Embedded derivatives in purchase and delivery contracts	0.9	—	0.9	—
Fixed price commodity contracts	0.8	—	0.8	—
Total assets recorded at fair value	$6.2	$—	$6.2	$—

Liabilities:
Contingent consideration	$12.7	$—	$—	$12.7
Foreign exchange contracts	0.1	—	0.1	—
Embedded derivatives in purchase and delivery contracts	2.9	—	2.9	—
Total liabilities recorded at fair value	$15.7	$—	$3.0	$12.7

The Company’s financial instruments consist primarily of cash equivalents, short-term investments, restricted cash, derivative instruments consisting of foreign exchange contracts, commodity contracts, derivatives embedded in certain purchase and sale contracts, accounts receivable, borrowings under a revolving credit agreement, accounts payable, contingent consideration and long-term debt. The carrying amounts of the Company’s cash equivalents, short-term investments and restricted cash, accounts receivable, borrowings under a revolving credit agreement and accounts payable approximate fair value because of their short-term nature. Derivative assets and liabilities are measured at fair value on a recurring basis. The Company’s long-term debt consists principally of a private placement arrangement entered into in 2012 with various fixed interest rates based on the maturity date. The fair value of the long-term fixed interest rate debt, which has been classified as Level 2, was $227.5 million and $231.3 million at June 30, 2018 and December 31, 2017, respectively, based on the outstanding amount at June 30, 2018 and December 31, 2017, market prices and observable sources with similar maturity dates.

The Company measures certain assets and liabilities at fair value with changes in fair value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities and did not elect the fair value option for any financial assets or liabilities which originated during the three or six months ended June 30, 2018 or 2017.

Excluded from the table above are cash equivalents, restricted cash and short-term investments related to time and call deposits. The Company has a program to enter into time deposits with varying maturity dates ranging from one to twelve months, as well as call deposits for which the Company has the ability to redeem the invested amounts over a period of 95 days. The Company has classified these investments within cash and cash equivalents or short-term investments within the consolidated balance sheets based on call and maturity dates and these are not subject to fair value measurement. The following tables set forth the balances of cash equivalents, restricted cash and short-term investments as of June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
Cash Equivalents	$—	$—
Restricted Cash	3.8	3.9
Short-term Investments	—	114.2

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

For the six months ended June 30, 2018, additional contingent consideration of $0.6 million was recognized in earnings related to a recent acquisition within the Bruker Nano Group based upon an increase in forecasted revenue levels for the acquired business for the remainder of 2018 and was recorded within other charges, net in the unaudited condensed consolidated statements of income and comprehensive income (loss).

The following table sets forth the changes in contingent consideration liabilities for the six months ended June 30, 2018 (in millions):

Balance at December 31, 2017	$12.7
Current period additions	5.3
Current period adjustments	0.6
Current period settlements	(5.5)
Foreign currency effect	(0.1)
Balance at June 30, 2018	$13.0

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

The inclusion of restricted cash increased the balances of the unaudited condensed consolidated statement of cash flows as follows:

	Six Months Ended June 30,
	2018	2017
Beginning Balance	$3.9	$3.5
Ending Balance	3.8	3.7

8.              Inventories

Inventories consisted of the following (in millions):

	June 30,	December 31,
	2018	2017
Raw materials	$158.4	$152.0
Work-in-process	203.0	183.1
Finished goods	87.7	96.6
Demonstration units	60.3	54.5
Inventories	$509.4	$486.2

Finished goods include in-transit systems that have been shipped to the Company’s customers, but not yet installed and accepted by the customer. As of June 30, 2018 and December 31, 2017, the value of inventory-in-transit was $25.6 million and $41.4 million, respectively.

9.              Goodwill and Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for the six months ended June 30, 2018 (in millions):

Balance at December 31, 2017	$169.8
Current period additions	24.3
Foreign currency effect	(1.7)
Balance at June 30, 2018	$192.4

The following is a summary of intangible assets (in millions):

	June 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology and related patents	$206.8	$(151.6)	$55.2	$195.4	$(138.9)	$56.5
Customer relationships	42.3	(15.0)	27.3	34.6	(12.9)	21.7
Non compete contracts	1.8	(1.7)	0.1	1.8	(1.5)	0.3
Trade names	4.8	(1.3)	3.5	4.2	(0.9)	3.3
Other	1.8	(0.5)	1.3	—	—	—
Intangible assets subject to amortization	257.5	(170.1)	87.4	236.0	(154.2)	81.8
In-process research and development	0.6	—	0.6	0.6	—	0.6
Intangible assets	$258.1	$(170.1)	$88.0	$236.6	$(154.2)	$82.4

For the three months ended June 30, 2018 and 2017, the Company recorded amortization expense of $7.8 million and $7.5 million, respectively, related to intangible assets subject to amortization.  For the six months ended June 30, 2018 and 2017, the Company recorded amortization expense of $14.6 million and $14.4 million, respectively, related to intangible assets subject to amortization.

The goodwill and intangible assets acquired in the six months ended June 30, 2018 related primarily to the Anasys acquisitions.  Please see Note 3—Acquisitions, for additional details on the goodwill and intangibles acquired.

10.       Debt

The Company’s debt obligations as of June 30, 2018 and December 31, 2017 consisted of the following (in millions):

	June 30,	December 31,
	2018	2017
US Dollar revolving loan under the 2015 Credit Agreement	$—	$195.0
US Dollar notes under the Note Purchase Agreement	220.0	220.0
Unamortized debt issuance costs under the Note Purchase Agreement	(0.6)	(0.7)
Capital lease obligations and other loans	1.2	1.3
Total debt	220.6	415.6
Current portion of long-term debt	(15.0)	—
Total long-term debt, less current portion	$205.6	$415.6

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

Borrowings under the 2015 Credit Agreement are secured by guarantees from certain material subsidiaries, as defined in the 2015 Credit Agreement. The 2015 Credit Agreement also requires the Company to maintain certain financial ratios related to maximum leverage and minimum interest coverage (as defined in the 2015 Credit Agreement). Specifically, the Company’s leverage ratio cannot exceed 3.5 and the Company’s interest coverage ratio cannot be less than 2.5. In addition to the financial ratios, the 2015 Credit Agreement contains negative covenants, including among others, restrictions on liens, indebtedness of the Company and its subsidiaries, asset sales, dividends and transactions with affiliates. Failure to comply with any of these restrictions or covenants may result in an event of default on the 2015 Credit Agreement, which could permit acceleration of the debt and require the Company to prepay the debt before its scheduled due date.  As of June 30, 2018, there were no outstanding borrowings under the 2015 Credit Agreement.

The following is a summary of the maximum commitments and the net amounts available to the Company under the 2015 Credit Agreement and other lines of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand with interest payable monthly, at June 30, 2018 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
2015 Credit Agreement	0.0%	$500.0	$—	$1.1	$498.9
Other lines of credit	—	250.5	—	123.4	127.1
Total revolving lines of credit		$750.5	$—	$124.5	$626.0

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

As of June 30, 2018, the Company was in compliance with the covenants of the Note Purchase Agreement and the 2015 Credit Agreement.  The Company’s leverage ratio (as defined in the respective agreements) was 0.66 and interest coverage ratio (as defined in the respective agreements) was 18.1.

11.       Derivative Instruments and Hedging Activities

Interest Rate Risks

The Company’s exposure to interest rate risk relates primarily to outstanding variable rate debt and adverse movements in the related short-term market rates. The most significant component of the Company’s interest rate risk relates to amounts outstanding under the 2015 Credit Agreement, which did not have an outstanding balance as of June 30, 2018. The Company currently has fixed rate debt, which limits the exposure to adverse movements in interest rates.

Foreign Exchange Rate Risk Management

The Company generates a substantial portion of its revenues and expenses in international markets, principally Germany and other countries in the European Union and Switzerland, which subjects its operations to the exposure of exchange rate fluctuations. The impact of currency exchange rate movement can be positive or negative in any period. The Company periodically enters into foreign currency contracts in order to minimize the volatility that fluctuations in currency translation have on its monetary transactions. Under these arrangements, the Company typically agrees to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates with maturities of less than twelve months. These transactions do not qualify for hedge accounting and, accordingly, the instrument is recorded at fair value with the corresponding gains and losses recorded in the consolidated statements of income and comprehensive income (loss). The Company had the following notional amounts outstanding under foreign exchange contracts at June 30, 2018 and December 31, 2017 (in millions):

Buy	Notional Amount in Buy Currency	Sell	Maturity	Notional Amount in U.S. Dollars	Fair Value of Assets	Fair Value of Liabilities
June 30, 2018:
Euro	51.7	U.S. Dollars	July 2018 to January 2019	$64.4	$—	$3.7

U.S. Dollars	16.5	Euro	July 2018	16.0	0.5	—

Swiss Francs	12.5	U.S. Dollars	July 2018	13.0	—	0.4

U.S. Dollars	3.1	Swiss Francs	July 2018	3.1	—	—

Swiss Francs	1.1	Japanese Yen	July 2018	1.1	—	—

Japanese Yen	120.9	Swiss Francs	July 2018	1.1	—	—

U.S. Dollars	2.6	Japanese Yen	July 2018	2.5	0.1	—

Japanese Yen	282.0	U.S. Dollars	July 2018	2.6	—	—

Euro	1.7	Japanese Yen	July 2018	2.0	—	0.1

Japanese Yen	219.8	Euro	July 2018	1.4	—	—

Singapore Dollar	3.2	U.S. Dollars	July 2018	2.4	—	0.1
				$109.6	$0.6	$4.3

December 31, 2017:
Euro	59.5	U.S. Dollars	January 2018	$67.0	$4.5	$—

Swiss Francs	11.0	U.S. Dollars	January 2018	11.3	—	—

Singapore Dollar	4.9	U.S. Dollars	January 2018	3.6	—	—

Euro	1.8	Polish Zloty	January 2018	2.3	—	0.1
				$84.2	$4.5	$0.1

In addition, the Company periodically enters into purchase and sales contracts denominated in currencies other than the functional currency of the parties to the transaction. The Company accounts for these transactions separately valuing the “embedded derivative” component of these contracts. The contracts, denominated in currencies other than the functional currency of the transacting parties, amounted to $110.9 million for the delivery of products and $3.7 million for the purchase of products at June 30, 2018 and $98.3 million for the delivery of products and $3.6 million for the purchase of products at December 31, 2017. The changes in the fair value of these embedded derivatives are recorded in interest and other income (expense), net in the consolidated statements of income and comprehensive income (loss).

Commodity Price Risk Management

The Company has arrangements with certain customers under which it has a firm commitment to deliver copper based superconductor wire at a fixed price. In order to minimize the volatility that fluctuations in the price of copper have on the Company’s sales of these commodities, the Company enters into commodity hedge contracts.  At June 30, 2018 and December 31, 2017, the Company had fixed price commodity contracts with notional amounts aggregating $6.8 million and $3.0 million, respectively. The changes in the fair value of these commodity contracts are recorded within interest and other income (expense), net in the unaudited condensed consolidated statements of income and comprehensive income (loss).

The fair value of the derivative instruments described above is recorded in the unaudited condensed consolidated balance sheets for the periods as follows (in millions):

		June 30,	December 31,
	Balance Sheet Location	2018	2017
Derivative assets:
Foreign exchange contracts	Other current assets	$0.6	$4.5
Embedded derivatives in purchase and delivery contracts	Other current assets	0.6	0.9
Fixed price commodity contracts	Other current assets	—	0.8
Embedded derivatives in purchase and delivery contracts	Other long-term assets	0.1	—

Derivative liabilities:
Foreign exchange contracts	Other current liabilities	$4.3	$0.1
Embedded derivatives in purchase and delivery contracts	Other current liabilities	0.6	1.5
Fixed price commodity contracts	Other current liabilities	0.1	—
Embedded derivatives in purchase and delivery contracts	Other long-term liabilities	0.8	1.4

The impact on net income of unrealized gains and losses resulting from changes in the fair value of derivative instruments not designated as hedging instruments are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Foreign exchange contracts	$(3.8)	$6.1	$(8.1)	$7.0
Embedded derivatives in purchase and delivery contracts	1.2	(3.0)	1.3	(3.7)
Fixed price commodity contracts	(0.3)	0.1	(0.9)	0.2
Net impact to interest and other income (expense)	$(2.9)	$3.2	$(7.7)	$3.5

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

The 2017 Tax Act also transitions international taxation from a worldwide system to a modified territorial system and includes base erosion prevention measures on non-U.S. earnings, which has the effect of subjecting certain earnings of the Company’s foreign subsidiaries to U.S. taxation as global intangible low-taxed income (GILTI). These changes became effective beginning in 2018. The Company does not recognize deferred taxes for the basis differences expected to reverse as GILTI is incurred.  The Company instead accounts for any taxes assessed as period costs.

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

The income tax provision for the three months ended June 30, 2018 and 2017 was $11.8 million and $6.2 million, respectively, representing effective tax rates of 27.3% and 20.5%, respectively.  The income tax provision for the six months ended June 30, 2018 and 2017 was $20.2 million and $16.1 million, respectively, representing effective tax rates of 25.5% and 26.1%, respectively.  The increase in the Company’s effective tax rate for the three ended June 30, 2018, compared to the same period in 2017, was primarily due to the non-recurring impact of unfavorable discrete items in the three month period ended June 30, 2018.  The decrease in the Company’s effective tax rate for the six months ended June 30, 2018, compared to the same period in 2017, was primarily due to the non-recurring impact of unfavorable discrete items in the six month period ended June 30, 2017. The Company’s effective tax rate may change over time as the amount or mix of income and taxes changes among the jurisdictions in which the Company is subject to tax.

As of June 30, 2018 and December 31, 2017, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $4.5 million and $4.4 million, respectively, which, if recognized, would result in a reduction of the Company’s effective tax rate. The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes.  As of June 30, 2018 and December 31, 2017, approximately $0.4 million and $0.2 million, respectively, of accrued interest and penalties related to uncertain tax positions was included in other long-term liabilities on the Company’s unaudited condensed consolidated balance sheets.  No penalties and interest were recorded in the provision for income taxes for unrecognized tax benefits during the three and six months ended June 30, 2018 or June 30, 2017.

The Company files tax returns in the United States, which includes federal, state and local jurisdictions, and many foreign jurisdictions with varying statutes of limitations. The Company considers Germany, the United States and Switzerland to be its significant tax jurisdictions. The majority of the Company’s earnings are derived in Germany and Switzerland. Accounting for the various federal and local taxing authorities, the statutory rates for 2018 are approximately 30.0% and 20.0% for Germany and Switzerland, respectively. The mix of earnings in those two jurisdictions resulted in an increase of 4.0% from the U.S. statutory rate of 21.0% in the six months ended June 30, 2018. The Company has not been a party to any tax holiday agreements. The tax years 2013 to 2017 are open to examination in Germany and Switzerland. Tax years 2011 to 2017 remain open for examination in the United States.

13.       Commitments and Contingencies

In accordance with ASC Topic 450, Contingencies, the Company accrues anticipated costs of settlement, damages or other costs to the extent specific losses are probable and estimable.

Litigation and Related Contingencies

Lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. Third parties might allege that the Company or its collaborators are infringing their patent rights or that the Company is otherwise violating their intellectual property rights. Loss contingency provisions are recorded if the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated or a range of loss can be determined. These accruals represent management’s best estimate of probable loss. Disclosure also is provided when it is reasonably possible that a loss will be incurred or when it is reasonably possible that the amount of a loss will exceed the recorded provision. The Company believes the outcome of pending proceedings, individually and in the aggregate, will not have a material impact on the Company’s financial statements. As of June 30, 2018 and December 31, 2017, no material accruals have been recorded for potential contingencies.

Governmental Investigations

The Company is subject from time to time to investigations by U.S. or foreign governmental agencies, from which civil, criminal or administrative proceedings could result.

On October 19, 2017, we received a notice of investigation and subpoena to produce documents from the Division of Enforcement of the SEC. The subpoena seeks information related to an employee terminated as part of a restructuring and certain matters involving the Company’s policies and accounting practices related to revenue recognition and restructuring activities, as well as related financial reporting, disclosure and compliance matters, since January 1, 2013. The subpoena also seeks information concerning, among other things, the Company’s previously identified material weakness in internal controls over the accounting for income taxes, related financial reporting matters and certain payments for non-employee travel expenses. The Company is producing documents in response to the subpoena and intends to continue to cooperate fully with the SEC’s investigation. Additionally, the Audit Committee of the Company’s Board of Directors, with the assistance of outside counsel, is conducting an internal investigation into practices of certain business partners in China and into the conduct of former employees of the Bruker Optics division in China that raised questions of compliance with laws, including the U.S. Foreign Corrupt Practices Act, and/or compliance with our business policies and code of conduct. The Company has voluntarily disclosed this matter to the SEC and U.S. Department of Justice. At this time, we are unable to predict the duration, scope or outcome of these investigations.

Letters of Credit and Guarantees

At June 30, 2018 and December 31, 2017, the Company had bank guarantees of $124.5 million and $138.8 million, related primarily to customer advances. These arrangements guarantee the refund of advance payments received from customers in the event that the merchandise is not delivered or warranty obligations are not fulfilled in compliance with the terms of the contract. These guarantees affect the availability of the Company’s lines of credit.

14.       Shareholders’ Equity

Share Repurchase Program

In May 2017, the Company’s Board of Directors approved a share repurchase program under which repurchases of common stock up to $225.0 million may occur from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, legal requirements and other considerations. No repurchases occurred in the three and six months ended June 30, 2018.  Any future repurchases will be funded from cash on hand, future cash flows from operations and available borrowings under the revolving credit facility.

Cash Dividends on Shares of Common Stock

On February 22, 2016, the Company announced the establishment of a dividend policy and the declaration by its Board of Directors of an initial quarterly cash dividend in the amount of $0.04 per share of the Company’s issued and outstanding common stock. Under the dividend policy, the Company will target a cash dividend to the Company’s shareholders in the amount of $0.16 per share per annum, payable in equal quarterly installments. The following is a summary of the dividends paid in the periods ended June 30, 2018 and 2017 (in millions):

	2018
Dividends Paid on	March 23	June 22
Shareholders of Record as of	March 6	June 4
Aggregate Cost	$6.3	$6.2

	2017
Dividends Paid on	March 24	June 23
Shareholders of Record as of	March 8	June 5
Aggregate Cost	$6.4	$6.4

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Consolidated net income	$31.5	$24.0	$58.9	$45.7
Foreign currency translation adjustments	(39.4)	49.5	(14.6)	65.1
Pension liability adjustments, net of tax	2.5	(1.9)	2.1	(1.7)
Net comprehensive income	(5.4)	71.6	46.4	109.1
Less: Comprehensive income (loss) attributable to noncontrolling interests	(0.2)	1.0	0.4	1.2
Comprehensive income (loss) attributable to Bruker Corporation	$(5.2)	$70.6	$46.0	$107.9

The following is a summary of the components of accumulated other comprehensive income (loss), net of tax, at June 30, 2018 (in millions):

	Foreign Currency Translation	Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2017	$72.2	$(45.2)	$27.0
Other comprehensive income (loss) before reclassifications	(14.3)	0.9	(13.4)
Amounts reclassified from other comprehensive income (loss), net of tax of $0.1 million	—	1.2	1.2
Net current period other comprehensive income (loss)	(14.3)	2.1	(12.2)
Balance at June 30, 2018	$57.9	$(43.1)	$14.8

15.          Noncontrolling Interests

Noncontrolling interests represent the minority shareholders’ proportionate share of the Company’s majority owned subsidiaries. The following table sets forth the changes in noncontrolling interests (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance at beginning of period	$8.8	$6.9	$8.1	$6.7
Net income	0.3	0.6	0.7	0.7
Foreign currency translation adjustments	(0.4)	0.4	(0.3)	0.5
Impact of ASC 606 adoption	—	(0.5)	0.2	(0.5)
Balance at end of period	$8.7	$7.4	$8.7	$7.4

16.         Other Charges, Net

The components of other charges, net were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Information technology transformation costs	$0.9	$0.9	$2.4	$2.1
Restructuring charges	0.6	2.4	3.9	3.9
Acquisition-related charges	0.1	2.9	1.1	3.3
Other	0.6	0.2	2.6	0.2
Other charges, net	$2.2	$6.4	$10.0	$9.5

Restructuring Initiatives

Restructuring charges for the three and six month periods ended June 30, 2018 included charges for various programs which were recorded in the accompanying unaudited condensed consolidated statements of income and comprehensive income (loss).  The charges for the three and six month periods ended June 30, 2017 related primarily to the previously reported and completed 2016 and 2015 restructuring plans.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenues	$0.1	$1.4	$0.3	$—
Other charges, net	0.6	2.4	3.9	3.9
	$0.7	$3.8	$4.2	$3.9

The following table sets forth the changes in restructuring reserves for the six months ended June 30, 2018 (in millions):

	Total	Severance	Exit Costs	Provisions for Excess Inventory
Balance at December 31, 2017	$10.8	$2.0	$2.1	$6.7
Restructuring charges	4.2	2.1	2.1	—
Cash payments	(6.4)	(3.7)	(2.7)	—
Other, non-cash adjustments and foreign currency effect	(2.4)	0.3	(0.5)	(2.2)
Balance at June 30, 2018	$6.2	$0.7	$1.0	$4.5

17.  Interest and Other Income (Expense), Net

The components of interest and other income (expense), net, were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest expense, net	$(2.6)	$(3.8)	$(6.0)	$(7.5)
Exchange losses on foreign currency transactions	(1.5)	(1.9)	(1.0)	(4.2)
Pension components	(1.3)	(1.8)	(1.3)	(1.8)
Other	(0.1)	2.4	0.5	2.4
Interest and other income (expense), net	$(5.5)	$(5.1)	$(7.8)	$(11.1)

Pension components represents the amortization of prior service costs and actuarial gains/losses, interest costs and the return on plan assets.   The current year service cost is included within cost of sales and operating expenses in the unaudited condensed consolidated statements of income and comprehensive income (loss).

18.       Business Segment Information

The Company has two reportable segments, BSI and BEST, as discussed in Note 1 to the unaudited condensed consolidated financial statements.

Revenue and operating income by reportable segment are presented below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
BSI	$402.4	$362.5	$789.4	$708.9
BEST	42.7	54.0	88.3	94.1
Eliminations (a)	(1.4)	(1.6)	(2.3)	(3.2)
Total revenue	$443.7	$414.9	$875.4	$799.8

Operating Income (loss)
BSI	$47.2	$32.3	$82.9	$70.4
BEST	1.7	3.0	3.9	2.5
Corporate, eliminations and other (b)	(0.1)	—	0.1	—
Total operating income	$48.8	$35.3	$86.9	$72.9

(a)    Represents product and service revenue between reportable segments.

(b)    Represents corporate costs and eliminations not allocated to the reportable segments.

Total assets by reportable segment are as follows (in millions):

	June 30,	December 31,
	2018	2017
Assets:
BSI	$1,769.4	$1,917.8
BEST	40.3	35.6
Eliminations and other (a)	(3.7)	(4.9)
Total assets	$1,806.0	$1,948.5

(a) Assets not allocated to the reportable segments and eliminations of intercompany transactions.

19.       Recent Accounting Pronouncements

In March 2017, the FASB issued ASU No. 2017-07, Compensation- Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This new standard intends to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new standard requires the service cost component of net periodic cost be reported in the same line item(s) as other employee compensation costs and all other components of the net periodic cost be reported in the condensed consolidated statements of income and comprehensive income (loss) below operating income. The Company adopted this guidance on January 1, 2018 on a retrospective basis.  The Company reclassified the non-service pension cost previously reported in operations of $1.8 million for the three and six months ended June 30, 2017.  The impact of this for the three and six months ended June 30, 2018 was $1.3 million. These amounts were previously reported in cost of sales, selling, general, and administrative, and research and development expenses in the unaudited condensed consolidated statements of income and comprehensive income (loss).

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

20.       Subsequent Event

On July 11, 2018, Bruker acquired a 100% interest in JPK Instruments AG (“JPK”) for a purchase price of $15.0 million, with the potential for additional consideration based on various operational achievements throughout 2019 and 2020. JPK adds in-depth expertise in live-cell imaging, cellular mechanics, adhesion, and molecular force measurements, optical trapping, and biological stimulus-response characterization to Bruker. JPK is located in Berlin, Germany and will be integrated into the Bruker Nano Group within the BSI reportable segment. The purchase accounting for this acquisition will be finalized within the measurement period.

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

Although our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States of America, we believe describing revenue and expenses, excluding the effects of foreign currency, acquisitions and divestitures, as well as certain other charges, net, provides meaningful supplemental information regarding our performance. Specifically, management believes that free cash flow and organic revenue, both non-GAAP financial measures, as well as non-GAAP gross profit margin and non-GAAP operating margin, provide relevant and useful information which is widely used by equity analysts, investors and competitors in our industry, as well as by our management, in assessing both consolidated and business unit performance.  We define the term organic revenue as GAAP revenue excluding the effect of foreign currency translation changes and the effect of acquisitions and divestitures.  We define the term non-GAAP gross profit margin as GAAP gross profit margin with certain non-GAAP measures excluded and non-GAAP operating margin as GAAP operating margin with certain non-GAAP measures excluded. These non-GAAP measures exclude costs related to restructuring actions, acquisition and related integration expenses, amortization of acquired intangible assets, costs associated with our global information technology transition  initiative and other non-operational costs that are infrequent or non-recurring in nature and we believe these are useful measures to evaluate our continuing business. We define free cash flow as net cash provided by operating activities less additions to property, plant, and equipment. We believe free cash flow is a useful measure to evaluate our business as it indicates the amount of cash generated after additions to property, plant, and equipment which is available for, among other things, investments in our business, acquisitions, share repurchases, dividends and repayment of debt.  We use these non-GAAP financial measures to evaluate our period-over-period operating performance because our management believes they provide more comparable measures of our continuing business because they adjust for certain items that are not reflective of the underlying performance of our business. These measures may also be useful to investors in evaluating the underlying operating performance of our business. We regularly use these non-GAAP financial measures internally to understand, manage, and evaluate our business results and make operating decisions. We also measure our employees and compensate them, in part, based on such non-GAAP measures and use this information for our planning and forecasting activities.  The presentation of these non-GAAP financial measures is not intended to be a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP and may be different from non-GAAP financial measures used by other companies, and therefore, may not be comparable among companies.

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

Revenue for the three month period ended June 30, 2018 was $443.7 million, an increase of $28.8 million, or 6.9%, from the three month period ended June 30, 2017. Revenue from companies acquired within the past twelve months represented $2.8 million, or 0.7%, of the increase, and the favorable foreign currency translation effect of a weaker U.S. dollar relative primarily to the Euro represented $13.9 million, or 3.3%, of the increase. Excluding these effects, organic revenue, a non-GAAP measure, increased by $12.1 million, or 2.9%.  Revenues increased on an organic basis at all three groups within the BSI segment (Bruker BioSpin, Bruker CALID and Bruker NANO), which more than offset an organic revenue decline in the BEST segment. From a geographic perspective, revenues increased in Europe and the Asia Pacific region, while revenues in the Americas were down modestly on an organic basis due to the BEST segment decline.

Revenue for the six month period ended June 30, 2018 was $875.4 million, an increase of $75.6 million, or 9.5%, from the six month period ended June 30, 2017. Revenue from companies acquired within the past twelve months represented $4.8 million, or 0.6%, of the increase, and the favorable foreign currency translation effect of a weaker U.S. dollar relative primarily to the Euro represented $43.4 million, or 5.5%, of the increase. Excluding these effects, organic revenue, a non-GAAP measure, increased by $27.4 million, or 3.4%. Continued growth at our Bruker CALID and Bruker Nano Groups within the BSI Segment, and more modest growth at Bruker BioSpin within the BSI segment, were offset in part by an organic revenue decline at our BEST Segment. Strong demand for mass spectrometry products in clinical microbiology markets as well as for academic and biopharmaceutical research applications, and continued demand for FT-IR and Raman products drove the CALID results. The primary drivers of growth within the Bruker Nano Group were strong demand in industrial research markets and higher shipments to semiconductor metrology customers. From a geographic perspective, for the six months ended June 30, 2018, organic revenue showed good growth in Europe and the Asia Pacific regions and a more modest increase in the Americas.

Our gross profit margin increased to 46.2% during the three months ended June 30, 2018 compared to 44.5% for the three months ended June 30, 2017.  Our gross profit margin increased to 46.2% during the six months ended June 30, 2018 from 45.1% during the six months ended June 30, 2017.  The increase in gross profit margin resulted primarily from growth in revenue, favorable business mix and the impact of operational improvements, partially offset by the negative impact of foreign currency translation.

Our operating margin increased to 11.0% for the three months ended June 30, 2018 compared to 8.5% during the three months ended June 30, 2017.  Our operating margin increased to 9.9% for the six months ended June 30, 2018 from 9.1% during the six months ended June 30, 2017.  The operating margin expansion was primarily due to the favorable impact of higher volumes and operational improvements, partially offset by negative foreign currency translation.

The income tax provision in the three month periods ended June 30, 2018 and 2017 was $11.8 million and $6.2 million, respectively, representing effective tax rates of 27.3% and 20.5%, respectively. The increase in the Company’s second quarter 2018 effective tax rate was primarily due to the unfavorable impact of non-recurring discrete items in the three month period ended June 30, 2018. The income tax provision in the six month periods ended June 30, 2018 and 2017 was $20.2 million and $16.1 million, respectively, representing effective tax rates of 25.5% and 26.1%, respectively.  The slight decrease in the Company’s first half 2018 effective tax rate was primarily due to the unfavorable impact of non-recurring discrete items in the six month period ended June 30, 2017.

Diluted earnings per share for the three month period ended June 30, 2018 were $0.20, an increase of $0.05 from the three month period ended June 30, 2017.  Earnings per share increased from $0.28 to $0.37 per diluted share for the six months ended June 30, 2018 compared to the same period in 2017. The increase was primarily due to revenue growth, higher gross and operating profit and a lower number of shares outstanding resulting from our share repurchase activity in 2017.

Operating cash flow for the six month period ended June 30, 2018 was a source of cash of $79.9 million.  For the six month period ended June 30, 2018, our free cash flow, a non-GAAP measure, was $62.4 million, calculated as follows:

	Six Months Ended June 30,
	2018	2017
Net cash provided by operating activities	$79.9	$15.4
Less: Purchases of property, plant and equipment	17.5	21.1
Free Cash Flow	$62.4	$(5.7)

In May 2017, our Board of Directors approved a share repurchase program (the “Repurchase Program”) that authorized repurchases of up to $225.0 million of common stock. No repurchases occurred in the three and six months ended June 30, 2018.  The remaining authorization under the Repurchase Program is $72.8 million as of June 30, 2018.

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

For a further discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2017.  There were no significant changes to our critical accounting policies for the three  and six months ended June 30, 2018, except as discussed below related to the adoption of ASC 606 (as defined below) as of January 1, 2018.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2018 compared to the Three Months Ended June 30, 2017

Consolidated Results

The following table presents our results for the three months ended June 30, 2018 and 2017 (dollars in millions, except per share data):

	Three Months Ended June 30,
	2018	2017
Product revenue	$368.1	$345.9
Service revenue	73.5	67.1
Other revenue	2.1	1.9
Total revenue	443.7	414.9

Cost of product revenue	188.7	191.5
Cost of service revenue	49.1	38.7
Cost of other revenue	0.7	0.2
Total cost of revenue	238.5	230.4
Gross profit	205.2	184.5

Operating expenses:
Selling, general and administrative	110.6	102.5
Research and development	43.6	40.3
Other charges, net	2.2	6.4
Total operating expenses	156.4	149.2
Operating income	48.8	35.3

Interest and other income (expense), net	(5.5)	(5.1)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	43.3	30.2
Income tax provision	11.8	6.2
Consolidated net income	31.5	24.0
Net income attributable to noncontrolling interest in consolidated subsidiaries	0.3	0.6
Net income attributable to Bruker Corporation	$31.2	$23.4

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.20	$0.15
Diluted	$0.20	$0.15

Weighted average common shares outstanding:
Basic	156.1	159.5
Diluted	157.0	160.4

Revenue

For the three months ended June 30, 2018, our revenue increased $28.8 million, or 6.9%, to $443.7 million, compared to $414.9 million for the comparable period in 2017. Included in revenue was an increase of approximately $2.8 million from acquisitions and an increase of $13.9 million from foreign currency translation. Excluding the effects of foreign currency translation and our recent acquisitions, our organic revenue, a non-GAAP measure, increased by $12.1 million, or 2.9%.

BSI Segment revenue increased by $39.9 million, or 11.0%, to $402.4 million for the three months ended June 30, 2018, compared to $362.5 million for the three months ended June 30, 2017. BEST Segment revenue decreased by $11.3 million, or 20.9%, to $42.7 million for the three months ended June 30, 2018, compared to $54.0 million for the three months ended June 30, 2017.

Please see the Segment Results section later in this section for additional discussion of our revenue.

Gross Profit

Gross profit for the three months ended June 30, 2018 was $205.2 million, or 46.2% of revenue, compared to $184.5 million, or 44.5% of revenue, for the three months ended June 30, 2017. Included in gross profit were various charges for amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring costs totaling $6.2 million and $9.9 million for the three months ended June 30, 2018 and 2017, respectively. Excluding these charges, our non-GAAP gross profit margins for the three months ended June 30, 2018 and 2017 were 47.6% and 46.9%, respectively. The increase in gross profit margin resulted primarily from growth in revenue, favorable business mix and the impact of operational improvements, partially offset by the unfavorable impact of foreign currency translation.

Selling, General and Administrative

Our selling, general and administrative expenses for the three months ended June 30, 2018 increased to $110.6 million, or 24.9% of total revenue, from $102.5 million, or 24.7% of total revenue, for the comparable period in 2017.  The increase was caused primarily by foreign currency translation.

Research and Development

Our research and development expenses for the three months ended June 30, 2018 increased to $43.6 million, or 9.8% of total revenue, from $40.3 million, or 9.7% of total revenue, for the comparable period in 2017.  The increase was caused primarily by foreign currency translation.

Other Charges, Net

Other charges, net of $2.2 million recorded for the three months ended June 30, 2018 were primarily related to the BSI Segment and consisted of $0.6 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives, $0.6 million related to professional fees, $0.9 million of costs associated with our global information technology (IT) transformation initiative and $0.1 million of acquisition-related charges related to acquisitions completed in 2018 and 2017. The IT transformation initiative is a multi-year project aimed at updating and integrating our global enterprise resource planning and human resource information systems.

Other charges, net of $6.4 million recorded for the three months ended June 30, 2017 were primarily related to the BSI Segment and consisted primarily of $2.4 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives, $0.9 million of costs associated with our global IT transformation initiative and $2.9 million of acquisition-related charges related to acquisitions completed in 2016 and 2017.

Operating Income

Operating income for the three months ended June 30, 2018 was $48.8 million, resulting in an operating margin of 11.0%, compared to operating income of $35.3 million, and an operating margin of 8.5%, for the three months ended June 30, 2017. Included in operating income were various charges for amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring costs totaling $10.1 million and $18.2 million for the three months ended June 30, 2018 and 2017, respectively. Excluding these charges, our non-GAAP operating margins for the three months ended June 30, 2018 and 2017 were 13.3% and 12.9%, respectively. The operating margin expansion was primarily due to the favorable impact of higher volumes and operational improvements, offset in part by unfavorable foreign currency translation.

Interest and Other Income (Expense), Net

Interest and other income (expense), net during the three months ended June 30, 2018 was an expense of $5.5 million compared to an expense of $5.1 million for the comparable period of 2017.

During the three months ended June 30, 2018, the primary components within interest and other income (expense), net were net interest expense of $2.6 million, realized and unrealized losses on foreign currency denominated transactions of $1.5 million and $1.3 million related to pension plan expenses.  During the three months ended June 30, 2017, the primary component within interest and other income (expense), net was net interest expense of $3.8 million and realized and unrealized losses on foreign currency denominated transactions of $1.9 million and $1.8 related to pension plan expenses.  These effects were offset in part by an insurance settlement of $2.4 million.

Income Tax (Benefit) Provision

The 2018 and 2017 effective tax rates were estimated using projected annual pre-tax income on a jurisdictional basis. Expected tax benefits, including tax credits and incentives, the impact of changes to valuation allowances and the effect of jurisdictional differences in statutory tax rates were also considered in the calculation.

The income tax provision for the three months ended June 30, 2018 and 2017 was $11.8 million and $6.2 million, respectively, representing effective tax rates of 27.3% and 20.5% respectively.  The increase in the Company’s second quarter 2018 effective tax rate was primarily due to the unfavorable impact of non-recurring discrete items in the three month period ended June 30, 2018.

The majority of the Company’s earnings are derived in Germany and Switzerland. Accounting for the various federal and local taxing authorities, the statutory rates for 2018 are approximately 30.0% and 20.0% for Germany and Switzerland, respectively. The mix of earnings in those two jurisdictions resulted in an increase of 4.0% from the U.S. statutory rate of 21.0% in the three months ended June 30, 2018. The Company has not been a party to any tax holiday agreements.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the three months ended June 30, 2018 and 2017 was $0.3 million and $0.6 million, respectively. The net income attributable to noncontrolling interests represented the minority shareholders’ proportionate share of the net income recorded by our majority-owned subsidiaries.

Net Income Attributable to Bruker Corporation

Our net income for the three months ended June 30, 2018 was $31.2 million, or $0.20 per diluted share, compared to $23.4 million, or $0.15 per diluted share, for the comparable period in 2017. The increase in net income was primarily the result of the increase in revenue, gross profit and operating profit.

Segment Results

For financial reporting purposes, we aggregate the Bruker BioSpin, Bruker CALID and Bruker Nano operating segments into the Bruker Scientific Instruments (BSI) reportable segment, which represented approximately 90.7% of the Company’s revenues during the three months ended June 30, 2018. This aggregation reflects these operating segments’ similar economic characteristics, production processes, service offerings, types and classes of customers, methods of distribution and regulatory environments. Our BEST Segment is our other reportable segment and represents the remainder of our revenues.

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment (dollars in millions):

	Three Months Ended June 30,			Percentage
	2018	2017	Dollar Change	Change
BSI	$402.4	$362.5	$39.9	11.0%
BEST	42.7	54.0	(11.3)	(20.9)%
Eliminations (a)	(1.4)	(1.6)	0.2
	$443.7	$414.9	$28.8	6.9%

(a) Represents product and service revenue between reportable segments.

BSI Segment Revenue

BSI Segment revenue increased by $39.9 million, or 11.0%, to $402.4 million for the three months ended June 30, 2018, compared to $362.5 million for the three months ended June 30, 2017. Revenue includes approximately $2.8 million attributable to recent acquisitions and approximately $11.5 million from the favorable impact of foreign currency translation. Excluding the effects of foreign currency translation and our recent acquisitions, organic revenue, a non-GAAP measure, increased by $25.6 million, or 7.1%.

The Bruker BioSpin Group revenue increased during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 due to higher shipments of nuclear magnetic resonance products and growth in the service business. The positive effect of foreign currency translation also increased revenue during the period.

The Bruker CALID Group revenue increased during the three months ended June 30, 2018 compared to the three months ended June 30, 2017, as a result of continued demand for mass spectrometry instruments from academic and biopharmaceutical customers, strong growth of mass spectrometry products, consumables and services in clinical microbiology markets and demand for Fourier transform-infrared spectroscopy (FT-IR) and Raman products in academic, applied and industrial markets. Favorable foreign currency translation also had a positive impact.

The Bruker Nano Group revenue increased during the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily as a result of higher revenues from industrial and academic research customers, increased shipments to semiconductor customers and favorable foreign currency translation.

System revenue and aftermarket revenue as a percentage of total BSI Segment revenue were as follows (dollars in millions):

	Three Months Ended June 30,
	2018		2017
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System revenue	$287.3	71.4%	$260.4	71.8%
Aftermarket revenue	115.1	28.6%	102.1	28.2%
Total revenue	$402.4	100.0%	$362.5	100.0%

BEST Segment Revenue

BEST Segment revenue decreased $11.3 million, or 20.9%, to $42.7 million for the three months ended June 30, 2018, compared to $54.0 million for the comparable period in 2017. The decrease in revenue resulted primarily from the timing of deliveries and projects against unusually high BEST revenue results in the prior year quarter.

System and wire revenue and aftermarket revenue as a percentage of total BEST Segment revenue were as follows (dollars in millions):

	Three Months Ended June 30,
	2018		2017
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System and wire revenue	$41.8	97.9%	$53.3	98.7%
Aftermarket revenue	0.9	2.1%	0.7	1.3%
Total revenue	$42.7	100.0%	$54.0	100.0%

Gross Profit and Operating Expenses

For the three months ended June 30, 2018, gross profit margin in the BSI Segment increased to 49.4% from 48.5% compared to the three months ended June 30, 2017.  BEST Segment gross margin remained flat at 15.9% for the three months ended June 30, 2018 and 2017.

In the three months ended June 30, 2018, selling, general and administrative expenses and research and development expenses in the BSI Segment increased to $149.1 million, or 37.1% of segment revenue, from $137.7 million, or 38.0% of segment revenue.  The increase was caused primarily by foreign currency translation.

Selling, general and administrative expenses and research and development expenses in the BEST Segment were $5.1 million, or 11.9% of segment revenue, compared to $5.1 million, or 9.4% of segment revenue, for the comparable period in 2017.  The increase as a percent of revenue was primarily a result of lower revenues in the three months ended June 30, 2018.

Operating Income

The following table presents operating income and operating margins on revenue by reportable segment (dollars in millions):

	Three Months Ended June 30,
	2018		2017
	Operating Income	Percentage of Segment Revenue	Operating Income	Percentage of Segment Revenue
BSI	$47.2	11.7%	$32.3	8.9%
BEST	1.7	4.0%	3.0	5.6%
Corporate, eliminations and other (a)	(0.1)		—
Total operating income	$48.8	11.0%	$35.3	8.5%

(a) Represents corporate costs and eliminations not allocated to the reportable segments.

BSI Segment operating income for the three months ended June 30, 2018 was $47.2 million, resulting in an operating margin of 11.7%, compared to operating income of $32.3 million, resulting in an operating margin of 8.9%, for the comparable period in 2017. Operating income included $9.9 million and $16.3 million for the three months ended June 30, 2018 and 2017, respectively, of various charges for amortization of acquisition-related intangible assets and other acquisition-related costs, restructuring costs and costs associated with our global IT transformation initiative.  Excluding these charges, non-GAAP operating margins were 14.2% and 13.4% for the three months ended June 30, 2018 and 2017, respectively. GAAP and non-GAAP operating margin increases were primarily due to the favorable impact of higher volumes and operational improvements, which offset the impact of negative foreign currency translation.

BEST Segment operating income decreased for the three months ended June 30, 2018 to $1.7 million, resulting in an operating margin of 4.0%, compared to an operating income of $3.0 million, resulting in an operating margin of 5.6%, for the comparable period in 2017.  Operating income included $0.2 million and $1.9 million for the three months ended June 30, 2018 and 2017, respectively, of various charges for amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring costs.  Excluding these charges, non-GAAP operating margins were 4.4% and 9.1% for the three months ended June 30, 2018 and 2017, respectively. GAAP and non-GAAP operating margins decreased primarily due to lower revenues, the timing of engineering project completions and a less profitable mix of product and projects delivered.  These factors were partially offset by reduced production and operating costs.

Six Months Ended June 30, 2018 compared to the Six Months Ended June 30, 2017

Consolidated Results

The following table presents our results for the six months ended June 30, 2018 and 2017 (dollars in millions, except per share data):

	Six Months Ended June 30,
	2018	2017
Product revenue	$720.3	$664.8
Service revenue	151.2	130.4
Other revenue	3.9	4.6
Total revenue	875.4	799.8

Cost of product revenue	374.3	364.2
Cost of service revenue	95.6	74.4
Cost of other revenue	0.9	0.3
Total cost of revenue	470.8	438.9
Gross profit	404.6	360.9

Operating expenses:
Selling, general and administrative	220.9	200.6
Research and development	86.8	77.9
Other charges, net	10.0	9.5
Total operating expenses	317.7	288.0
Operating income	86.9	72.9

Interest and other income (expense), net	(7.8)	(11.1)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	79.1	61.8
Income tax provision	20.2	16.1
Consolidated net income	58.9	45.7
Net income attributable to noncontrolling interest in consolidated subsidiaries	0.7	0.7
Net income attributable to Bruker Corporation	$58.2	$45.0

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.37	$0.28
Diluted	$0.37	$0.28

Weighted average common shares outstanding:
Basic	156.0	159.6
Diluted	157.0	160.4

Revenue

For the six months ended June 30, 2018, our revenue increased $75.6 million, or 9.5%, to $875.4 million, compared to $799.8 million for the comparable period in 2017. Included in revenue was an increase of approximately $4.8 million from acquisitions and a $43.4 million increase caused by foreign currency translation. Excluding the effects of foreign currency translation and our recent acquisitions, our organic revenue, a non-GAAP measure, increased by $27.4 million, or 3.4%.

BSI Segment revenue increased by $80.5 million, or 11.4%, to $789.4 million for the six months ended June 30, 2018, compared to $708.9 million for the six months ended June 30, 2017. BEST Segment revenue decreased by $5.8 million, or 6.2%, to $88.3 million for the six months ended June 30, 2018, compared to $94.1 million for the six months ended June 30, 2017.

Please see the Segment Results section later in this section for additional discussion of our revenue.

Gross Profit

Gross profit for the six months ended June 30, 2018 was $404.6 million, or 46.2% of revenue, compared to $360.9 million, or 45.1% of revenue, for the six months ended June 30, 2017. Included in gross profit were various charges for amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring costs totaling $11.8 million and $16.9 million for the six months ended June 30, 2018 and 2017, respectively. Excluding these charges, our non-GAAP gross profit margins for the six months ended June 30, 2018 and 2017 were 47.6% and 47.2%, respectively. The increase in gross profit margin resulted primarily from growth in revenue, favorable business mix and the impact of operational improvements, partially offset by a negative impact from foreign currency translation.

Selling, General and Administrative

Our selling, general and administrative expenses for the six months ended June 30, 2018 increased to $220.9 million, or 25.2% of total revenue, from $200.6 million, or 25.1% of total revenue, for the comparable period in 2017.  The increase was caused primarily by foreign currency translation.

Research and Development

Our research and development expenses for the six months ended June 30, 2018 increased to $86.8 million, or 9.9% of total revenue, from $77.9 million, or 9.7% of total revenue, for the comparable period in 2017.  The increase was caused primarily by foreign currency translation.

Other Charges, Net

Other charges, net of $10.0 million recorded for the six months ended June 30, 2018 were primarily related to the BSI Segment and consisted of $3.9 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives, $2.6 million related to professional fees, $2.4 million of costs associated with our global IT transformation initiative and $1.1 million of acquisition-related charges related to acquisitions completed in 2018 and 2017.

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

Operating Income

Operating income for the six months ended June 30, 2018 was $86.9 million, resulting in an operating margin of 9.9%, compared to operating income of $72.9 million, and an operating margin of 9.1%, for the six months ended June 30, 2017. The increase in our GAAP operating margin resulted primarily from higher revenue, volume and operational improvements, partially offset by negative foreign currency translation. Included in operating income were various charges for amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring costs totaling $24.9 million and $29.8 million for the six months ended June 30, 2018 and 2017, respectively. Excluding these charges, our non-GAAP operating margins in each of the six months ended June 30, 2018 and 2017 were 12.8%, as operational improvements were offset primarily by the negative impact of foreign currency translation.

Interest and Other Income (Expense), Net

Interest and other income (expense), net during the six months ended June 30, 2018 was an expense of $7.8 million compared to an expense of $11.1 million for the comparable period of 2017.

During the six months ended June 30, 2018, the primary components within interest and other income (expense), net were net interest expense of $6.0 million, realized and unrealized losses on foreign currency denominated transactions of $1.0 million and $1.3 million related to pension plan expenses.  During the six months ended June 30, 2017, the primary component within interest and other income (expense), net was net interest expense of $7.5 million, realized and unrealized losses on foreign currency denominated transactions of $4.2 million and $1.8 million of pension plan expenses.  These effects were offset in part by an insurance settlement of $2.4 million.

Income Tax (Benefit) Provision

The 2018 and 2017 effective tax rates were estimated using projected annual pre-tax income on a jurisdictional basis. Expected tax benefits, including tax credits and incentives, the impact of changes to valuation allowances and the effect of jurisdictional differences in statutory tax rates were also considered in the calculation.

The income tax provision for the six months ended June 30, 2018 and 2017 was $20.2 million and $16.1 million, respectively, representing effective tax rates of 25.5% and 26.1% respectively.  The slight decrease in the Company’s first half 2018 effective tax rate was primarily due to the unfavorable impact of non-recurring discrete items in the six month period ended June 30, 2017.

The majority of the Company’s earnings are derived in Germany and Switzerland. Accounting for the various federal and local taxing authorities, the statutory rates for 2018 are approximately 30.0% and 20.0% for Germany and Switzerland, respectively. The mix of earnings in those two jurisdictions resulted in an increase of 4.0% from the U.S. statutory rate of 21.0% in the six months ended June 30, 2018. The Company has not been a party to any tax holiday agreements.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests in each of the six months ended June 30, 2018 and 2017 was $0.7 million. The net income attributable to noncontrolling interests represented the minority shareholders’ proportionate share of the net income recorded by our majority-owned subsidiaries.

Net Income Attributable to Bruker Corporation

Our net income for the six months ended June 30, 2018 was $58.2 million, or $0.37 per diluted share, compared to $45.0 million, or $0.28 per diluted share, for the comparable period in 2017. The increase in net income was primarily the result of the increase in revenue and higher gross and operating profit.

Segment Results

For financial reporting purposes, we aggregate the Bruker BioSpin, Bruker CALID and Bruker Nano operating segments into the Bruker Scientific Instruments (BSI) reportable segment, which represented approximately 90.2% of the Company’s revenues during the six months ended June 30, 2018. This aggregation reflects these operating segments’ similar economic characteristics, production processes, service offerings, types and classes of customers, methods of distribution and regulatory environments. Our BEST Segment is our other reportable segment and represents the remainder of our revenues.

Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment (dollars in millions):

	Six Months Ended June 30,			Percentage
	2018	2017	Dollar Change	Change
BSI	$789.4	$708.9	$80.5	11.4%
BEST	88.3	94.1	(5.8)	(6.2)%
Eliminations (a)	(2.3)	(3.2)	0.9
	$875.4	$799.8	$75.6	9.5%

(a) Represents product and service revenue between reportable segments.

BSI Segment Revenue

BSI Segment revenue increased by $80.5 million, or 11.4%, to $789.4 million for the six months ended June 30, 2018, compared to $708.9 million for the six months ended June 30, 2017. Revenue includes approximately $4.8 million attributable to recent acquisitions and approximately $36.8 million from the favorable impact of foreign currency translation. Excluding the effects of foreign currency translation and our recent acquisitions, organic revenue, a non-GAAP measure, increased by $38.9 million, or 5.5%.

The Bruker BioSpin Group revenue increased during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 due to higher shipments of preclinical imaging products and growth in the service business.  Favorable foreign currency translation also had a positive impact.

The Bruker CALID Group revenue increased during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 as a result of increased demand for mass spectrometry instruments in academic and biopharmaceutical  research, strong growth of mass spectrometry products, consumables and services in clinical microbiology markets and demand for FT-IR and Raman products in academic, applied and industrial markets. Favorable foreign currency translation also had a positive impact.

The Bruker Nano Group revenue increased during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily as a result of higher industrial research revenues, increased shipments to semiconductor customers and favorable foreign currency translation.

System revenue and aftermarket revenue as a percentage of total BSI Segment revenue were as follows (dollars in millions):

	Six Months Ended June 30,
	2018		2017
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System revenue	$561.8	71.2%	$505.6	71.3%
Aftermarket revenue	227.6	28.8%	203.3	28.7%
Total revenue	$789.4	100.0%	$708.9	100.0%

BEST Segment Revenue

BEST Segment revenue decreased $5.8 million, or 6.2%, to $88.3 million for the six months ended June 30, 2018, compared to $94.1 million for the comparable period in 2017. The decrease in revenue resulted primarily from lower product deliveries and from the timing and mix of projects compared to the three months ended June 30, 2017.

System and wire revenue and aftermarket revenue as a percentage of total BEST Segment revenue were as follows (dollars in millions):

	Six Months Ended June 30,
	2018		2017
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System and wire revenue	$86.2	97.6%	$92.4	98.2%
Aftermarket revenue	2.1	2.4%	1.7	1.8%
Total revenue	$88.3	100.0%	$94.1	100.0%

Gross Profit and Operating Expenses

For the six months ended June 30, 2018, gross profit margin in the BSI Segment increased to 49.4% from 49.0% compared to the six months ended June 30, 2017.  BEST Segment gross margin increased to 16.2% from 14.5% for the comparable period in 2017 due to certain operational improvements and favorable changes in foreign currency translation.

In the six months ended June 30, 2018, selling, general and administrative expenses and research and development expenses in the BSI Segment were $297.4 million, or 37.7% of segment revenue, compared to $268.3 million, or 37.8% of segment revenue.

Selling, general and administrative expenses and research and development expenses in the BEST Segment increased to $10.3 million, or 11.7% of segment revenue, from $10.2 million, or 10.8% of segment revenue, for the comparable period in 2017.  The increase as a percent of revenue was primarily a result of decreased revenue in the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Operating Income

The following table presents operating income and operating margins on revenue by reportable segment (dollars in millions):

	Six Months Ended June 30,
	2018		2017
	Operating Income	Percentage of Segment Revenue	Operating Income	Percentage of Segment Revenue
BSI	$82.9	10.5%	$70.4	9.9%
BEST	3.9	4.4%	2.5	2.7%
Corporate, eliminations and other (a)	0.1		—
Total operating income	$86.9	9.9%	$72.9	9.1%

(a) Represents corporate costs and eliminations not allocated to the reportable segments.

BSI Segment operating income for the six months ended June 30, 2018 was $82.9 million, resulting in an operating margin of 10.5%, compared to operating income of $70.4 million, resulting in an operating margin of 9.9%, for the comparable period in 2017. The operating margin expansion was primarily due to the favorable impact of higher volumes and operational improvements, partially offset by negative foreign currency translation.  Operating income included $24.6 million and $25.7 million for the six months ended June 30, 2018 and 2017, respectively, of various charges for amortization of acquisition-related intangible assets and other acquisition-related costs, restructuring costs and costs associated with our global IT transformation initiative.  Excluding these charges, non-GAAP operating margins were 13.6% in each of the six months ended June 30, 2018 and 2017, respectively as operational improvements were offset primarily by the negative impact of foreign currency translation.

BEST Segment operating income increased for the six months ended June 30, 2018 to $3.9 million, resulting in an operating margin of 4.4%, compared to an operating income of $2.5 million, resulting in an operating margin of 2.7%, for the comparable period in 2017.  GAAP operating margins increased due to reduced production and operating costs. Operating income included $0.3 million and $4.1 million for the six months ended June 30, 2018 and 2017, respectively, of various charges for amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring costs.  Excluding these charges, non-GAAP operating margins were 4.8% and 7.0% for the six months ended June 30, 2018 and 2017, respectively. Non-GAAP operating margins decreased primarily due to lower revenues, the timing of engineering project completions and a less profitable mix of product and projects delivered. These factors were offset in part by reduced production and operating costs.

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

During the six months ended June 30, 2018, net cash provided by operating activities was $79.9 million, resulting from consolidated net income adjusted for non-cash items of $113.6 million, partially offset by an increase in operating assets and liabilities, net of acquisitions and divestitures of $33.7 million. The increase in operating assets and liabilities, net of acquisitions and divestitures for the six months ended June 30, 2018 was primarily caused by cash received for accounts receivables.

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

During the six months ended June 30, 2018, net cash provided by investing activities was $62.0 million, compared to net cash used in investing activities of $122.0 million during the six months ended June 30, 2017. Cash provided by investing activities during the six months ended June 30, 2018 was primarily caused by the maturities of short-term investments of $117.0 million, offset by the cash paid for acquisitions of $37.6 million and net purchases of property, plant and equipment of $17.4 million.  Cash used in investing activities during the six months ended June 30, 2017 was primarily caused by the cash paid for acquisitions, net of cash acquired, of $58.7 million; net activity of purchases and maturities of short-term investments of $49.1 million; and purchases of property, plant and equipment, net of proceeds from the sale of property, plant and equipment, of $14.2 million.

During the six months ended June 30, 2018, net cash used in financing activities was $203.6 million, compared to net cash used in financing activities of $30.6 million during the six months ended June 30, 2017. Net cash used in financing activities during the six months ended June 30, 2018 was primarily attributable to repayment of $202.5 million of borrowings under the 2015 Credit Agreement, defined below; and $12.5 million used for the payment of dividends.  This was offset by $7.5 million in proceeds from borrowings under the 2015 Credit Agreement, defined below; and $7.0 million of proceeds from the issuance of common stock, net.  Net cash used in financing activities during the six months ended June 30, 2017 was primarily attributable to repayment of $40.0 million of borrowings under the 2015 Credit Agreement, defined below; repayment of $20.0 million of Senior Notes, defined below; $41.7 million for the repurchase of our common stock; and $12.8 million used for the payment of dividends.  These effects were offset in part by borrowings of $79.0 million under the 2015 Credit Agreement and $9.2 million proceeds from the issuance of common stock, net.

In May 2017, our Board of Directors approved a share repurchase program (the “Repurchase Program”) under which repurchases of common stock in the amount of up to $225.0 million were authorized to occur from time to time, in amounts, at prices, and at such times as we deem appropriate, subject to market conditions, legal requirements and other considerations. No repurchases occurred under this Repurchase Program in the six months ended June 30, 2018. The remaining authorization as of August 6, 2018 is $72.8 million. We intend to fund any additional repurchases from cash on hand, future cash flows from operations and available borrowings under our revolving credit facility.

The repurchased shares are reflected within Treasury stock in the accompanying consolidated balance sheet at June 30, 2018.

Cash, cash equivalents and short-term investments at June 30, 2018 and December 31, 2017 totaled $258.7 million and $439.2 million, respectively, of which $229.6 million and $405.8 million, respectively, related to foreign cash and short-term investments, most significantly in the Netherlands and Switzerland.

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

As of June 30, 2018, we had approximately $23.2 million of net operating loss carryforwards available to reduce state taxable income; approximately $79.4 million of net operating losses available to reduce German federal income and trade taxes that are carried forward indefinitely; $4.1 million of other foreign net operating losses available that are carried forward indefinitely and $10.2 million of other foreign net operating losses that are expected to expire at various times beginning in 2019. We also had U.S. state research and development tax credits of $7.5 million. Utilization of these credits and state net operating losses may be subject to annual limitations due to the ownership percentage change limitations provided by the Internal Revenue Code Section 382 and similar state provisions. In the event of a deemed change in control under Internal Revenue Code Section 382, an annual limitation on the utilization of net operating losses and credits may result in the expiration of all or a portion of the net operating loss and credit carryforwards.

At June 30, 2018, we had outstanding debt totaling $220.6 million, consisting of $220.0 million outstanding under the

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

The following is a summary of the maximum commitments and the net amounts available to us under the 2015 Credit Agreement and other lines of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand with interest payable monthly, at June 30, 2018 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
2015 Credit Agreement	0.0%	$500.0	$—	$1.1	$498.9
Other lines of credit	—	250.5	—	123.4	127.1
Total revolving lines of credit		$750.5	$—	$124.5	$626.0

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

Borrowings under the 2015 Credit Agreement are secured by guarantees from certain material subsidiaries, as defined in the 2015 Credit Agreement. The 2015 Credit Agreement also requires us to maintain certain financial ratios related to maximum leverage and minimum interest coverage. Specifically, our leverage ratio cannot exceed 3.5 and our interest coverage ratio cannot be less than 2.5.  In addition to the financial ratios, the 2015 Credit Agreement contains negative covenants, including among others, restrictions on liens, indebtedness of the Company and its subsidiaries, asset sales, dividends and transactions with affiliates.  Failure to comply with any of these restrictions or covenants may result in an event of default on the 2015 Credit Agreement, which could permit acceleration of the debt and require us to prepay the debt before its scheduled due date. As of June 30, 2018, the borrowings under the 2015 Credit Agreement has been repaid in full.

As of June 30, 2018, we were in compliance with the covenants, as defined by both the 2015 Credit Agreement and the Note Purchase Agreement, as our leverage ratio was 0.66 and our interest coverage ratio was 18.1.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-07, Compensation- Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net

Periodic Postretirement Benefit Cost. This new standard intends to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new standard requires the service cost component of net periodic cost be reported in the same line item(s) as other employee compensation costs and all other components of the net periodic cost be reported in the condensed consolidated statements of income and comprehensive income (loss) below operating income. We adopted this guidance on January 1, 2018 on a retrospective basis.  We reclassified the non-service pension cost previously reported in operations of $1.8 million for the three and six months ended June 30, 2017.  The impact of this for the three and six months ended June 30, 2018 was $1.3 million. These amounts were previously reported in cost of sales, selling, general, and administrative, and research and development expenses in the unaudited condensed consolidated statements of income and comprehensive income (loss).

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

Changes in foreign currency translation rates increased our revenue by 5.5% for the six months ended June 30, 2018 and decreased our revenue by approximately 1.8% for the six months ended June 30, 2017.

Assets and liabilities of our foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using period-end exchange rates. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a separate component of shareholders’ equity.  For the six months ended June 30, 2018 and 2017, we recorded net gains from currency translation adjustments of $14.6 million and $65.1 million, respectively. Gains and losses resulting from foreign currency transactions are reported in interest and other income (expense), net in the unaudited condensed consolidated statements of income and comprehensive income (loss). Our foreign exchange losses, net were $1.0 million and $4.2 million, for the six month periods ended June 30, 2018 and 2017, respectively.

From time to time, we have entered into foreign exchange contracts designed to minimize the volatility that fluctuations in foreign currency have on our cash flows related to purchases and sales denominated in foreign currencies. Under these arrangements, we agree to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates typically with maturities of less than twelve months. These transactions are recorded at fair value with the corresponding gains and losses recorded in interest and other income (expense), net in the unaudited condensed consolidated statements of income and comprehensive income (loss). At June 30, 2018 and December 31, 2017, we had foreign exchange contracts with notional amounts aggregating $109.6 million and $84.2 million, respectively. We will continue to evaluate our currency risks and in the future may utilize foreign currency contracts more frequently.

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

Impact of Commodity Prices

We are exposed to certain commodity risks associated with prices for various raw materials. The prices of copper and certain other raw materials, particularly niobium tin, used to manufacture superconductors have increased significantly over the last decade. Copper and niobium tin are the main components of low temperature superconductors and continued commodity price increases for copper and niobium as well as other raw materials may negatively affect our profitability. Periodically, we enter into commodity forward purchase contracts to minimize the volatility that fluctuations in the price of copper have on our sales of these products. At June 30, 2018 and December 31, 2017, we had fixed price commodity contracts with notional amounts aggregating $6.8 million and $3.0 million, respectively. We will continue to evaluate our commodity risks and may utilize commodity forward purchase contracts more frequently in the future.

Inflation

We do not believe inflation had a material impact on our business or operating results during any of the periods presented.

ITEM 4.                                   CONTROLS AND PROCEDURES

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Chief

Financial Officer (principal financial officer) by others within our organization. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2018. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 19, 2017, we received a notice of investigation and subpoena to produce documents from the Division of Enforcement of the SEC. The subpoena seeks information related to an employee terminated as part of a restructuring and certain matters involving the Company’s policies and accounting practices related to revenue recognition and restructuring activities, as well as related financial reporting, disclosure and compliance matters, since January 1, 2013. The subpoena also seeks information concerning, among other things, the Company’s previously identified material weakness in internal controls over the accounting for income taxes, related financial reporting matters and certain payments for non-employee travel expenses. The Company is producing documents in response to the subpoena and intends to continue to cooperate fully with the SEC’s investigation. Additionally, the Audit Committee of the Company’s Board of Directors, with the assistance of outside counsel, is conducting an internal investigation into practices of certain business partners in China and into the conduct of former employees of the Bruker Optics division in China that raised questions of compliance with laws, including the U.S. Foreign Corrupt Practices Act, and/or compliance with our business policies and code of conduct. The Company has voluntarily disclosed this matter to the SEC and U.S. Department of Justice. At this time, we are unable to predict the duration, scope or outcome of these investigations.

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

ITEM 2.                                   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2017, the Company’s Board of Directors approved and the Company announced a share repurchase program (the “Repurchase Program”) under which repurchases of the Company’s common stock of up to $225.0 million may occur from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, legal requirements and other considerations. No repurchases under this program occurred in the three and six months ended June 30, 2018.  As of June 30, 2018, shares of common stock with an aggregate cost of approximately $152.2 million have been repurchased. Any future repurchases will be funded from cash on hand, future cash flows from operations and available borrowings under the revolving credit facility. The remaining authorization under the Repurchase Program is $72.8 million as of August 6, 2018. The Repurchase Program expires May 11, 2019 and can be suspended, modified or terminated at any time without prior notice.

The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the second quarter of 2018.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares (or approximate dollar value) that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2018	—	$—	—	$72,828,939
May 1 - May 31, 2018	1,384	30.50	—	72,828,939
June 1 - June 30, 2018	—	—	—	72,828,939
	1,384	$30.50	—

(1)         Includes 1,384 shares surrendered by participants under our long-term incentive plans to pay taxes upon vesting of restricted stock awards.

(2)         There was no share repurchase activity under the Repurchase Program, as described above, during the three months ended June 30, 2018.

ITEM 3.            DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.            MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.            OTHER INFORMATION

None.

ITEM 6.            EXHIBITS

Exhibit No.	Description
10.1	Offer Letter dated June 4, 2018 between Bruker Corporation and Gerald N. Herman(1)
10.2	Contract of Employment dated May 1, 2018 between Bruker Corporation and Falko Busse(1)
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)
101

The following materials from the Bruker Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income (Loss), (ii) the Unaudited Condensed Consolidated Balance Sheets, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows and (iv) Notes to the Unaudited Condensed Consolidated Financial Statements(1)

(1)         Filed herewith.

(2)         Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUKER CORPORATION

Date: August 9, 2018	By:	/s/ FRANK H. LAUKIEN, PH.D.
Frank H. Laukien, Ph.D. President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 9, 2018	By:	/s/ GERALD N. HERMAN
Gerald N. Herman Chief Financial Officer and Vice President (Principal Financial Officer and Principal Accounting Officer)