Form 10-Q
period 2018-09-30
BRUKER CORP
filed 2018-11-09
CIK 1109354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes      ☒       No      ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes      ☒      No      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2018
Common Stock, $0.01 par value per share	156,567,873 shares

BRUKER CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2018

PART I                FINANCIAL INFORMATION

ITEM 1.              UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$270.1	$325.0
Short-term investments	—	114.2
Accounts receivable, net	323.4	319.3
Inventories	518.6	486.2
Other current assets	149.4	114.1
Total current assets	1,261.5	1,358.8

Property, plant and equipment, net	260.9	266.5
Goodwill	199.9	169.8
Intangibles, net and other long-term assets	166.8	153.4
Total assets	$1,889.1	$1,948.5

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$15.4	$—
Accounts payable	100.0	90.8
Customer advances	110.4	111.7
Other current liabilities	337.3	322.0
Total current liabilities	563.1	524.5

Long-term debt	225.2	415.6
Other long-term liabilities	275.6	274.9

Commitments and contingencies (Note 13)

Shareholders’ equity:
Preferred stock, $0.01 par value 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value 260,000,000 shares authorized, 172,537,082 and 171,875,076 shares issued and 156,512,202 and 155,865,977 shares outstanding at September 30, 2018 and December 31, 2017, respectively	1.7	1.7
Treasury stock, at cost, 16,024,880 and 16,009,099 shares at September 30, 2018 and December 31, 2017, respectively	(401.5)	(401.2)
Accumulated other comprehensive income	12.7	27.0
Other shareholders’ equity	1,204.0	1,097.9
Total shareholders’ equity attributable to Bruker Corporation	816.9	725.4
Noncontrolling interest in consolidated subsidiaries	8.3	8.1
Total shareholders’ equity	825.2	733.5

Total liabilities and shareholders’ equity	$1,889.1	$1,948.5

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Product revenue	$385.5	$364.4	$1,105.8	$1,029.2
Service revenue	79.6	70.0	230.8	200.4
Other revenue	1.5	1.2	5.4	5.8
Total revenue	466.6	435.6	1,342.0	1,235.4

Cost of product revenue	197.3	195.6	571.6	559.8
Cost of service revenue	46.6	40.5	142.2	114.9
Cost of other revenue	0.1	0.6	1.0	0.9
Total cost of revenue	244.0	236.7	714.8	675.6
Gross profit	222.6	198.9	627.2	559.8

Operating expenses:
Selling, general and administrative	106.5	102.7	327.4	303.3
Research and development	41.8	40.6	128.6	118.5
Other charges, net	5.2	4.3	15.2	13.8
Total operating expenses	153.5	147.6	471.2	435.6
Operating income	69.1	51.3	156.0	124.2

Interest and other income (expense), net	(3.7)	(3.9)	(11.5)	(15.0)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	65.4	47.4	144.5	109.2
Income tax provision	21.2	9.8	41.4	25.9
Consolidated net income	44.2	37.6	103.1	83.3
Net income attributable to noncontrolling interest in consolidated subsidiaries	0.8	0.6	1.5	1.3
Net income attributable to Bruker Corporation	$43.4	$37.0	$101.6	$82.0

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.28	$0.23	$0.65	$0.52
Diluted	$0.28	$0.23	$0.65	$0.51

Weighted average common shares outstanding:
Basic	156.4	157.5	156.1	158.9
Diluted	157.4	158.7	157.2	159.9

Comprehensive income	$41.9	$61.2	$88.3	$170.3
Less: Comprehensive income attributable to noncontrolling interests	0.5	0.7	0.9	1.9
Comprehensive income attributable to Bruker Corporation	$41.4	$60.5	$87.4	$168.4

Dividend declared per common share	$0.04	$0.04	$0.12	$0.12

The accompanying notes are an integral part of these statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Consolidated net income	$103.1	$83.3
Adjustments to reconcile consolidated net income to cash flows from operating activities:
Depreciation and amortization	48.3	48.2
Write-down of inventories to net realizable value	12.8	9.5
Stock-based compensation expense	8.2	8.4
Deferred income taxes	(8.6)	(5.0)
Other non-cash expenses, net	15.9	(3.4)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(6.9)	(8.4)
Inventories	(55.3)	(37.5)
Accounts payable and accrued expenses	(1.2)	(8.6)
Income taxes payable, net	(8.5)	(6.3)
Deferred revenue	4.8	(0.2)
Customer advances	2.1	(34.7)
Other changes in operating assets and liabilities, net	(7.3)	5.4
Net cash provided by operating activities	107.4	50.7

Cash flows from investing activities:
Purchases of short-term investments	—	(118.5)
Maturities of short-term investments	117.0	134.0
Cash paid for acquisitions, net of cash acquired	(55.3)	(65.8)
Purchases of property, plant and equipment	(28.9)	(31.3)
Proceeds from sales of property, plant and equipment	0.1	6.9
Net cash provided by (used in) investing activities	32.9	(74.7)

Cash flows from financing activities:
Repayments of Note Purchase Agreement	—	(20.0)
Repayments of revolving lines of credit	(202.5)	(65.0)
Proceeds from revolving lines of credit	27.5	154.0
Repayment of other debt, net	(0.9)	(1.0)
Proceeds from issuance of common stock, net	8.9	15.3
Payment of contingent consideration	(2.3)	(3.5)
Repurchase of common stock	—	(129.7)
Payment of dividends	(18.8)	(19.1)
Cash payments to noncontrolling interest	(0.9)	(0.5)
Net cash used in financing activities	(189.0)	(69.5)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5.4)	15.4
Net change in cash, cash equivalents and restricted cash	(54.1)	(78.1)
Cash, cash equivalents and restricted cash at beginning of period	328.9	345.9
Cash, cash equivalents and restricted cash at end of period	$274.8	$267.8

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

The Company has two reportable segments, Bruker Scientific Instruments (BSI), which represented approximately 89.4% and 89.9% of the Company’s revenues during the three and nine months ended September 30, 2018, respectively, and 89.7% and 89.0% of the Company’s revenues during the three and nine months ended September 30, 2017, respectively; and Bruker Energy & Supercon Technologies (BEST), which represented the remainder of the Company’s revenues. For financial reporting purposes, the Bruker BioSpin Group, Bruker CALID Group and Bruker Nano Group operating segments are aggregated into the BSI reportable segment, (the “BSI Segment”)  because each has similar economic characteristics, production processes, service offerings, types and classes of customers, methods of distribution and regulatory environments.

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

Bruker CALID (Chemicals, Applied Markets, Life Science, In-Vitro Diagnostics, Detection) — The Bruker CALID Group designs, manufactures and distributes life science mass spectrometry and ion mobility spectrometry solutions, analytical and process analysis instruments and solutions based on infrared and Raman molecular spectroscopy technologies and radiological/nuclear detectors for Chemical, Biological, Radiological, Nuclear and Explosive (CBRNE) detection. Customers of the Bruker CALID Group include: academic institutions and medical schools; pharmaceutical, biotechnology and diagnostics companies; contract research organizations; nonprofit and for-profit forensics laboratories; agriculture, food and beverage safety laboratories; environmental and clinical microbiology laboratories; hospitals and government departments and agencies.

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

The unaudited condensed consolidated financial statements represent the consolidated accounts of the Company. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements as of September 30, 2018 and December 31, 2017, and for the three and nine months ended September 30, 2018 and 2017, have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and

Exchange Commission (SEC) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial information presented herein does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement have been included. The results for interim periods are not necessarily indicative of the results expected for any other interim period or the full year.

At September 30, 2018, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, have not changed other than for revenue recognition as detailed in Footnote 2.

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Some of the Company’s contracts have multiple performance obligations, most commonly due to providing additional goods or services along with a system, such as installation, accessories, parts and services. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using the best estimate of the standalone selling price of each distinct good or service being provided to the customer. The Company’s best evidence of standalone selling price is its normal selling pricing and discounting practices for the specific product or service when sold on a standalone basis. Alternatively, when not sold separately, the Company may determine standalone selling price using an expected cost plus a margin approach.

The Company’s performance obligations are typically satisfied at a point in time, most commonly either on shipment or customer acceptance. Certain performance obligations, such as maintenance contracts and extended warranty, are recognized over time based on the contractual obligation period. In addition, certain arrangements to provide more customized deliverables may be satisfied over time based on the extent of progress towards completion. Typically, progress is measured using a cost-to-cost method based on cost incurred to date relative to total estimated costs upon completion as this best depicts the transfer of control to the customer. Application of the cost-to-cost method requires the Company to make reasonable estimates of the extent of progress toward completion and the total costs the Company expects to incur. Losses are recorded immediately when the Company estimates that contracts will ultimately result in a loss.

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

The following table presents the Company’s revenues by Group and end customer geographical location for the three and nine month periods ended September 30, 2018 (dollars in millions):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2018
Revenue by Group:
Bruker BioSpin	$139.5	$411.2
Bruker CALID	134.6	393.9
Bruker Nano	143.0	401.4
BEST	50.9	139.2
Eliminations	(1.4)	(3.7)
Total revenue	$466.6	$1,342.0

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2018
Revenue by End Customer Geography:
United States	$134.1	$347.3
Germany	44.9	135.3
Rest of Europe	114.6	346.4
Asia Pacific	134.4	396.8
Other	38.6	116.2
Total revenue	$466.6	$1,342.0

Revenue for the Company recognized at a point in time versus over time is as follows for the three and nine month periods ended September 30, 2018 (dollars in millions):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2018

Revenue recognized at a point in time	$427.1	$1,227.6
Revenue recognized over time	39.5	114.4
Total revenue	$466.6	$1,342.0

Remaining Performance Obligations

Remaining performance obligations represent the aggregate transaction price allocated to a promise to transfer a good or service that is fully or partially unsatisfied at the end of the period. As of September 30, 2018, remaining performance obligations were approximately $1,044.1 million. The Company expects to recognize revenue on approximately 81.2% of the remaining performance obligations over the next twelve months and the remaining performance obligations primarily within one to three years.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue, customer deposits and billings in excess of revenue recognized (contract liabilities) on the Company’s unaudited condensed consolidated balance sheets.

Contract assets—Most of the Company’s long-term contracts are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Billing often occurs subsequent to revenue recognition, resulting in contract assets. Contract assets are generally classified as other current assets in the unaudited condensed consolidated balance sheets. The balance of contract assets as of September 30, 2018 and January 1, 2018, the date of adoption of ASC 606, was $26.7 million and $12.8 million, respectively.  The increase in the contract asset balance during the nine month period ended September 30, 2018 is primarily a result of foreign currency translation and contracts that have been recognized as revenue during the nine month period ending September 30, 2018 for which billing cannot contractually occur as of September 30, 2018.

Contract liabilities—The Company often receives cash payments from customers in advance of the Company’s performance, resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the unaudited condensed consolidated balance sheet based on the timing of when revenue recognition is expected.  As of September 30, 2018 and January 1, 2018, the date of adoption of ASC 606, contract liabilities were $285.6 million and $291.3 million, respectively.   The decrease in the contract liability balance during the nine month period ended September 30, 2018 is primarily a result of satisfying performance obligations and foreign currency translation which were offset in part by new cash payments received.  Approximately $145.8 million of the contract liability balance on January 1, 2018, the date of adoption of ASC 606, was recognized as revenue during the nine month period ended September 30, 2018.

3.              Acquisitions

2018

On July 11, 2018, the Company acquired a 100% interest in JPK Instruments AG (“JPK”), a privately held company, for a purchase price of Euro 14.2 million (approximately $16.6 million), with the potential for additional consideration based on various operational achievements throughout 2019 and 2020. JPK adds in-depth expertise in live-cell imaging, cellular mechanics, adhesion, and molecular force measurements, optical trapping, and biological stimulus-response characterization to Bruker’s capabilities. JPK is located in Berlin, Germany and is being integrated into the Bruker Nano Group within the BSI Segment. The components and fair value allocation of the consideration transferred in connection with the acquisition were as follows (dollars in millions):

Consideration Transferred:
Cash paid	$16.6
Cash acquired	(0.2)
Contingent consideration	4.3
Total consideration transferred	$20.7

Allocation of Consideration Transferred:
Inventories	$3.0
Accounts receivable	1.8
Other current and non-current assets	0.7
Intangible assets:
Technology	7.0
Customer relationships	7.5
Backlog	1.1
Trade name	0.6
Goodwill	8.0
Deferred taxes, net	(4.9)
Liabilities assumed	(4.1)
Total consideration allocated	$20.7

The preliminary fair value allocation included contingent consideration in the amount of $4.3 million, which represented the estimated fair value of future payments to the former shareholders of JPK based on JPK achieving various operational achievements for the years 2019 and 2020. The Company expects to complete the fair value allocation in the fourth quarter of 2018. The amortization period for all intangible assets acquired in connection with JPK is eight years, except for backlog which will be amortized over one year.

The results of JPK, including the amount allocated to goodwill that is attributable to expected synergies and not expected to be deductible for tax purposes, have been included in the BSI Segment from the date of acquisition. Pro forma financial information reflecting the acquisition of JPK has not been presented because the impact on revenues, net income and total assets is not material.

On April 8, 2018, the Company acquired a 100% interest in Anasys Instruments Corp. (“Anasys”), a privately held company, for a purchase price of $27.0 million with the potential for additional consideration based on revenue achievements in 2019 and 2020. Anasys develops and manufactures nanoscale infrared spectroscopy and thermal measurement instruments. Anasys is being integrated into the Bruker Nano Group within the BSI Segment. The acquisition of Anasys was accounted for under the acquisition method. The components and fair value allocation of the consideration transferred in connection with the acquisition were as follows (dollars in millions):

Consideration Transferred:
Cash paid	$27.0
Contingent consideration	5.3
Total consideration transferred	$32.3

Allocation of Consideration Transferred:
Inventories	$2.8
Accounts receivable	0.8
Other current and non-current assets	1.1
Intangible assets:
Technology	7.3
Customer relationships	8.0
Backlog	1.8
Trade name	0.6
Goodwill	16.6
Deferred taxes, net	(3.2)
Liabilities assumed	(3.5)
Total consideration allocated	$32.3

The preliminary fair value allocation included contingent consideration in the amount of $5.3 million, which represented the estimated fair value of future payments to the former shareholders of Anasys based on Anasys achieving annual revenue targets for the years 2019 and 2020. The Company expects to complete the fair value allocation in the fourth quarter of 2018. The amortization period for all intangible assets acquired in connection with Anasys is eight years, except for backlog which will be amortized over one year.

The results of Anasys, including the amount allocated to goodwill that is attributable to expected synergies and not expected to be deductible for tax purposes, have been included in the BSI Segment from the date of acquisition. Pro forma financial information reflecting the acquisition of Anasys has not been presented because the impact on revenues, net income and total assets is not material.

2017

On May 5, 2017, the Company acquired 100% of the shares of Luxendo GmbH (“Luxendo”), a privately held spin-off of the European Molecular Biology Laboratory (EMBL), for a purchase price of Euro 17 million (approximately $18.8 million), with the potential for additional consideration based on Luxendo revenue achievements in 2018 through 2021. Luxendo is a developer and manufacturer of proprietary light-sheet fluorescence microscopy instruments and the Company believes the acquisition enhances the Company’s portfolio of swept-field confocal, super-resolution, and multiphoton fluorescence microscope product lines for small organism embryology, live-cell imaging, brain development and cleared brain tissue and optogenetics applications. Luxendo is located in Heidelberg, Germany and is being integrated into the Bruker Nano Group within the BSI Segment. The acquisition of Luxendo was accounted for under the acquisition method. The components and fair value allocation of the consideration transferred in connection with the acquisition were as follows (dollars in millions):

Consideration Transferred:
Cash paid	$20.1
Cash acquired	(1.3)
Contingent consideration	3.1
Total consideration transferred	$21.9

Allocation of Consideration Transferred:
Inventories	$1.1
Other current and non-current assets	0.4
Property, plant and equipment	0.3
Intangible assets:
Existing technology	10.9
Trade name	0.8
Goodwill	11.2
Deferred taxes, net	(2.4)
Liabilities assumed	(0.4)
Total consideration allocated	$21.9

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

On January 23, 2017, the Company acquired 100% of the shares of Hysitron, Incorporated (“Hysitron”), a privately held company. The acquisition adds Hysitron’s nanomechanical testing instruments to the Company’s existing portfolio of atomic force microscopes, surface profilometers, and tribology and mechanical testing systems. Hysitron is included in the Bruker Nano Group within the BSI Segment. The acquisition of Hysitron was accounted for under the acquisition method. The components and fair value allocation of the consideration transferred in connection with the acquisition of Hysitron were as follows (dollars in millions):

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

The Company recorded stock-based compensation expense as follows in the unaudited condensed consolidated statements of income and comprehensive income (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options	$1.2	$1.8	$3.2	$5.2
Restricted stock awards	0.3	0.4	0.7	1.1
Restricted stock units	1.8	0.9	4.3	2.1
Total stock-based compensation	$3.3	$3.1	$8.2	$8.4

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Costs of product revenue	$0.5	$0.5	$1.2	$1.3
Selling, general and administrative	2.3	2.1	5.8	5.8
Research and development	0.5	0.5	1.2	1.3
Total stock-based compensation	$3.3	$3.1	$8.2	$8.4

Stock-based compensation expense is recognized on a straight-line basis over the underlying requisite service period of the stock-based award.

Stock options to purchase the Company’s common stock are periodically awarded to executive officers and other employees of the Company subject to a vesting period of three to four years. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Assumptions for the nine months ended September 30, 2018 and 2017 regarding volatility, expected life, dividend yield and risk-free interest rates are required for the Black-Scholes model and are presented in the table below:

	2018	2017
Risk-free interest rates	2.80%	1.78% - 2.09%
Expected life	5.38 years	5.56 years
Volatility	28.46%	30.78% - 34.13%
Expected dividend yield	0.47%	0.55% - 0.74%

Stock option activity for the nine months ended September 30, 2018 was as follows:

	Shares Subject to Options	Weighted Average Option Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value (in millions) (b)
Outstanding at December 31, 2017	3,235,673	$20.16
Granted	126,260	35.86
Exercised	(529,357)	18.03
Forfeited	(186,263)	20.19
Outstanding at September 30, 2018	2,646,313	$21.33	5.8	$32.4

Exercisable at September 30, 2018	1,653,296	$19.35	5.2	$23.3

Exercisable and expected to vest at September 30, 2018 (a)	2,571,939	$21.23	5.8	$31.7

(a)         In addition to the options that are vested at September 30, 2018, the Company expects a portion of the unvested options to vest in the future. Options expected to vest in the future are determined by applying an estimated forfeiture rate to the options that are unvested as of September 30, 2018.

(b)         The aggregate intrinsic value is based on the positive difference between the fair value of the Company’s common stock price of $33.45 on September 30, 2018 and the exercise price of the underlying stock options.

The weighted average fair value of options granted was $9.50 and $7.61 per share during the nine months ended September 30, 2018 and 2017, respectively.

The total intrinsic value of options exercised was $7.2 million and $10.9 million for the nine months ended September 30, 2018 and 2017, respectively.

Restricted stock award activity for the nine months ended September 30, 2018 was as follows:

	Shares Subject to Restriction	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	85,529	$20.39
Vested	(54,343)	20.12
Forfeited	(6,553)	24.80
Outstanding at September 30, 2018	24,633	$19.82

The total fair value of restricted stock vested was $1.1 million and $1.5 million in the nine months ended September 30, 2018 and 2017, respectively.

Restricted stock unit activity for the nine months ended September 30, 2018 was as follows:

	Shares Subject to Restriction	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	652,123	$25.47
Granted	412,097	33.86
Vested	(145,356)	25.62
Forfeited	(55,357)	26.44
Outstanding at September 30, 2018	863,507	$29.39

The total fair value of restricted stock units vested was $3.7 million and $0.2 million for the nine months ended September 30, 2018 and 2017, respectively.

At September 30, 2018, the Company expects to recognize pre-tax stock-based compensation expense of $5.3 million associated with outstanding stock option awards granted under the Company’s stock plans over the weighted average remaining service period of 2.21 years. The Company expects to recognize additional pre-tax stock-based compensation expense of $0.4 million associated with outstanding restricted stock awards granted under the Company’s stock plans over the weighted average remaining service period of 0.85 year. The Company also expects to recognize additional pre-tax stock-based compensation expense of $20.7 million associated with outstanding restricted stock units granted under the 2016 Plan over the weighted average remaining service period of 3.25 years.

5.              Earnings Per Share

Net income per common share attributable to Bruker Corporation shareholders is calculated by dividing net income attributable to Bruker Corporation by the weighted-average shares outstanding during the period. The diluted net income per share computation includes the effect of shares that would be issuable upon the exercise of outstanding stock options and the vesting of restricted stock, reduced by the number of shares that are assumed to be purchased by the Company under the treasury stock method.

The following table sets forth the computation of basic and diluted weighted average shares outstanding and net income per common share attributable to Bruker shareholders (dollars in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income attributable to Bruker Corporation, as reported	$43.4	$37.0	$101.6	$82.0

Weighted average shares outstanding:
Weighted average shares outstanding-basic	156.4	157.5	156.1	158.9
Effect of dilutive securities:
Stock options and restricted stock awards and units	1.0	1.2	1.1	1.0
	157.4	158.7	157.2	159.9

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.28	$0.23	$0.65	$0.52
Diluted	$0.28	$0.23	$0.65	$0.51

Stock options to purchase approximately 0.6 million shares and 1.0 million shares were excluded from the computation of diluted earnings per share in the three months ended September 30, 2018 and 2017, respectively, as their effect would have been anti-dilutive.  Approximately 0.6 million shares and 1.7 million shares were excluded from the computation of diluted earnings per share in the nine months ended September 30, 2018 and 2017, respectively, as their effect would have been anti-dilutive.

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

The following tables set forth the Company’s financial instruments that are measured at fair value on a recurring basis and presents them within the fair value hierarchy using the lowest level of input that is significant to the fair value measurement at September 30, 2018 and December 31, 2017 (dollars in millions):

September 30, 2018	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Embedded derivatives in purchase and delivery contracts	$0.6	$—	$0.6	$—
Foreign exchange contracts	0.4	—	0.4	—
Total assets recorded at fair value	$1.0	$—	$1.0	$—

Liabilities:
Contingent consideration	$16.9	$—	$—	$16.9
Foreign exchange contracts	2.7	—	2.7	—
Embedded derivatives in purchase and delivery contracts	1.3	—	1.3	—
Fixed price commodity contracts	0.4	—	0.4	—
Total liabilities recorded at fair value	$21.3	$—	$4.4	$16.9

December 31, 2017	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$4.5	$—	$4.5	$—
Embedded derivatives in purchase and delivery contracts	0.9	—	0.9	—
Fixed price commodity contracts	0.8	—	0.8	—
Total assets recorded at fair value	$6.2	$—	$6.2	$—

Liabilities:
Contingent consideration	$12.7	$—	$—	$12.7
Foreign exchange contracts	0.1	—	0.1	—
Embedded derivatives in purchase and delivery contracts	2.9	—	2.9	—
Total liabilities recorded at fair value	$15.7	$—	$3.0	$12.7

The Company’s financial instruments consist primarily of cash equivalents, short-term investments, restricted cash, derivative instruments consisting of foreign exchange contracts, commodity contracts, derivatives embedded in certain purchase and sale contracts, accounts receivable, borrowings under a revolving credit agreement, accounts payable, contingent consideration and long-term debt. The carrying amounts of the Company’s cash equivalents, short-term investments and restricted cash, accounts receivable, borrowings under a revolving credit agreement and accounts payable approximate fair value because of their short-term nature. Derivative assets and liabilities are measured at fair value on a recurring basis. The Company’s long-term debt consists principally of a private placement arrangement entered into in 2012 with various fixed interest rates based on the maturity date. The fair value of the long-term fixed interest rate debt, which has been classified as Level 2, was $228.9 million and $231.3 million at September 30, 2018 and December 31, 2017, respectively, based on the outstanding amount at September 30, 2018 and December 31, 2017, market prices and observable sources with similar maturity dates.

The Company measures certain assets and liabilities at fair value with changes in fair value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities and did not elect the fair value option for any financial assets or liabilities which originated during the three or nine months ended September 30, 2018 or 2017.

Excluded from the table above are restricted cash and short-term investments related to time and call deposits. The Company has a program to enter into time deposits with varying maturity dates ranging from one to twelve months, as well as call deposits for which the Company has the ability to redeem the invested amounts over a period of 95 days. The Company has classified these investments within cash and cash equivalents or short-term investments within the consolidated balance sheets based on call and maturity dates and these are not subject to fair value measurement. The following tables set forth the balances of restricted cash and short-term investments as of September 30, 2018 and December 31, 2017 (dollars in millions):

	September 30,	December 31,
	2018	2017
Restricted Cash	$4.7	$3.9
Short-term Investments	—	114.2

As part of certain acquisitions, the Company recorded contingent consideration liabilities that have been classified as Level 3 in the fair value hierarchy. The contingent consideration represents the estimated fair value of future payments to the former shareholders of certain acquired companies based on the applicable acquired company achieving annual revenue and gross margin targets in certain years as specified in the relevant purchase and sale agreement. The Company initially values the contingent considerations by using a Monte Carlo simulation or an income approach method.  The Monte Carlo method models future revenue and costs of goods sold projections and discounts the average results to present value.  The income approach method involves calculating the earnout payment based on the forecasted cash flows, adjusting the future earnout payment for the risk of reaching the projected financials, and then discounting the future payments to present value by the counterparty risk.  The counterparty risk considers the risk of the buyer having the cash to make the earnout payments and is commensurate with a cost of debt over an appropriate term.

The following table sets forth the changes in contingent consideration liabilities for the nine months ended September 30, 2018 (dollars in millions):

Balance at December 31, 2017	$12.7
Current period additions	9.9
Current period adjustments	(0.1)
Current period settlements	(5.5)
Foreign currency effect	(0.1)
Balance at September 30, 2018	$16.9

7.              Restricted Cash

Restricted cash is included as a component of cash, cash equivalents, and restricted cash on the Company’s unaudited condensed consolidated statement of cash flows. The Company has certain subsidiaries that are required by local laws and regulations to maintain restricted cash balances to cover future employee benefit payments. Restricted cash balances are classified as non-current unless, under the terms of the applicable agreements, the funds will be released from restrictions within one year from the balance sheet date. The current and non-current portion of restricted cash is recorded within other current assets and other long-term assets, respectively, in the accompanying consolidated balance sheets.

The inclusion of restricted cash increased the balances of the unaudited condensed consolidated statement of cash flows as follows (dollars in millions):

	Nine Months Ended September 30,
	2018	2017
Beginning Balance	$3.9	$3.5
Ending Balance	4.7	3.9

8.              Inventories

Inventories consisted of the following (in millions):

	September 30,	December 31,
	2018	2017
Raw materials	$156.1	$152.0
Work-in-process	208.7	183.1
Finished goods	89.5	96.6
Demonstration units	64.3	54.5
Inventories	$518.6	$486.2

Finished goods include in-transit systems that have been shipped to the Company’s customers, but not yet installed and accepted by the customer. As of September 30, 2018 and December 31, 2017, the value of inventory-in-transit was $25.5 million and $41.4 million, respectively.

9.              Goodwill and Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for the nine months ended September 30, 2018 (dollars in millions):

Balance at December 31, 2017	$169.8
Current period additions	32.3
Current period adjustments	(0.3)
Foreign currency effect	(1.9)
Balance at September 30, 2018	$199.9

The following is a summary of intangible assets, excluding goodwill (dollars in millions):

	September 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology and related patents	$215.3	$(156.0)	$59.3	$195.4	$(138.9)	$56.5
Customer relationships	49.6	(16.2)	33.4	34.6	(12.9)	21.7
Non compete contracts	1.8	(1.8)	—	1.8	(1.5)	0.3
Trade names	5.4	(1.4)	4.0	4.2	(0.9)	3.3
Other	2.8	(1.4)	1.4	—	—	—
Intangible assets subject to amortization	274.9	(176.8)	98.1	236.0	(154.2)	81.8
In-process research and development	0.6	—	0.6	0.6	—	0.6
Intangible assets	$275.5	$(176.8)	$98.7	$236.6	$(154.2)	$82.4

For the three months ended September 30, 2018 and 2017, the Company recorded amortization expense of $6.9 million and $8.2 million, respectively, related to intangible assets subject to amortization.  For the nine months ended September 30, 2018 and 2017, the Company recorded amortization expense of $21.5 million and $22.6 million, respectively, related to intangible assets subject to amortization.

The goodwill and intangible assets acquired in the nine months ended September 30, 2018 related primarily to the Anasys and JPK acquisitions.  Please see Note 3—Acquisitions, for additional details on the goodwill and intangibles acquired.

10.       Debt

The Company’s debt obligations as of September 30, 2018 and December 31, 2017 consisted of the following (dollars in millions):

	September 30,	December 31,
	2018	2017
US Dollar revolving loan under the 2015 Credit Agreement	$20.0	$195.0
US Dollar notes under the Note Purchase Agreement	220.0	220.0
Unamortized debt issuance costs under the Note Purchase Agreement	(0.6)	(0.7)
Capital lease obligations and other loans	1.2	1.3
Total debt	240.6	415.6
Current portion of long-term debt	(15.4)	—
Total long-term debt, less current portion	$225.2	$415.6

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

The following is a summary of the maximum commitments and the net amounts available to the Company under the 2015 Credit Agreement and other lines of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand with interest payable monthly, at September 30, 2018 (dollars in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
2015 Credit Agreement	3.2%	$500.0	$20.0	$1.1	$478.9
Other lines of credit	—	250.8	—	119.6	131.2
Total revolving lines of credit		$750.8	$20.0	$120.7	$610.1

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

The Note Purchase Agreement contains affirmative covenants, including, without limitation, maintenance of corporate existence, compliance with laws, maintenance of insurance and properties, payment of taxes, addition of subsidiary guarantors and furnishing notices and other information. The Note Purchase Agreement also contains certain restrictive covenants that restrict the Company’s ability to, among other things, incur liens, transfer or sell assets, engage in certain mergers and consolidations and enter into transactions with affiliates. The Note Purchase Agreement also includes customary representations and warranties and events of default. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding Senior Notes will become due and payable immediately without further action or notice. In the case of a payment events of defaults, any holder of Senior Notes affected thereby may declare all Senior Notes held by it due and payable immediately. In the case of any other event of default, a majority of the holders of the Senior Notes may declare all the Senior Notes to be due and payable immediately. Pursuant to the Note Purchase Agreement, so long as any Senior Notes are outstanding the Company will not permit (i) its leverage ratio, as determined pursuant to the Note Purchase Agreement, to exceed 3.50 to 1.00 as of the end of any fiscal quarter, (ii) its interest coverage ratio, as determined pursuant to the Note Purchase Agreement, to be less than 2.50 to 1 as of the end of any fiscal quarter for any period of four consecutive fiscal quarters or (iii) priority debt at any time to exceed 25% of consolidated net worth, as determined pursuant to the Note Purchase Agreement.

As of September 30, 2018, the Company was in compliance with the covenants of the Note Purchase Agreement and the 2015 Credit Agreement.  The Company’s leverage ratio (as defined in the respective agreements) was 0.68 and interest coverage ratio (as defined in the respective agreements) was 20.9.

11.       Derivative Instruments and Hedging Activities

Interest Rate Risks

The Company’s exposure to interest rate risk relates primarily to outstanding variable rate debt and adverse movements in the related short-term market rates. Typically, the most significant component of the Company’s interest rate risk relates to amounts outstanding under the 2015 Credit Agreement, which totaled $20.0 million at September 30, 2018. The Company currently has a higher level of fixed rate debt than variable rate debt, which limits the exposure to adverse movements in interest rates.

Foreign Exchange Rate Risk Management

The Company generates a substantial portion of its revenues and expenses in international markets, principally Germany and other countries in the European Union and Switzerland, which subjects its operations to the exposure of exchange rate fluctuations. The impact of currency exchange rate movement can be positive or negative in any period. The Company periodically enters into foreign currency contracts in order to minimize the volatility that fluctuations in currency translation have on its monetary transactions. Under these arrangements, the Company typically agrees to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates with maturities of less than twelve months, with some agreements extending to longer periods. These transactions do not qualify for hedge accounting and, accordingly, the instrument is recorded at fair value with the corresponding gains and losses recorded in the consolidated statements of income and comprehensive income. The Company had the following notional amounts outstanding under foreign exchange contracts at September 30, 2018 and December 31, 2017 (in millions):

Buy	Notional Amount in Buy Currency	Sell	Maturity	Notional Amount in U.S. Dollars	Fair Value of Assets	Fair Value of Liabilities
September 30, 2018:
Chinese Renminbi	38.6	U.S. Dollars	October 2018	$5.6	$—	$—

Euro	36.6	U.S. Dollars	October 2018 to January 2019	45.4	—	2.7

Great Britain Pound	19.3	Euro	October 2018	25.0	0.2	—

Swiss Francs	12.4	U.S. Dollars	October 2018	12.5	0.2	—

Euro	11.4	Great Britain Pound	October 2018 to October 2020	13.3	—	—

U.S. Dollars	8.3	Euro	October 2018	8.3	—	—

Singapore Dollar	2.2	U.S. Dollars	October 2018	1.6	—	—

U.S. Dollars	1.6	Swiss Francs	October 2018	1.6	—	—
				$113.3	$0.4	$2.7

December 31, 2017:
Euro	59.5	U.S. Dollars	January 2018	$67.0	$4.5	$—

Swiss Francs	11.0	U.S. Dollars	January 2018	11.3	—	—

Singapore Dollar	4.9	U.S. Dollars	January 2018	3.6	—	—

Euro	1.8	Polish Zloty	January 2018	2.3	—	0.1
				$84.2	$4.5	$0.1

In addition, the Company periodically enters into purchase and sales contracts denominated in currencies other than the functional currency of the parties to the transaction. The Company accounts for these transactions separately valuing the “embedded derivative” component of these contracts. The contracts, denominated in currencies other than the functional currency of the transacting parties, amounted to $108.6 million for the delivery of products and $4.1 million for the purchase of products at September 30, 2018 and $98.3 million for the delivery of products and $3.6 million for the purchase of products at December 31, 2017. The changes in the fair value of these embedded derivatives are recorded in interest and other income (expense), net in the consolidated statements of income and comprehensive income.

Commodity Price Risk Management

The Company has arrangements with certain customers under which it has a firm commitment to deliver copper based superconductor wire at a fixed price. In order to minimize the volatility that fluctuations in the price of copper have on the Company’s sales of these commodities, the Company enters into commodity hedge contracts.  At September 30, 2018 and December 31, 2017, the Company had fixed price commodity contracts with notional amounts aggregating $7.5 million and $3.0 million, respectively. The changes in the fair value of these commodity contracts are recorded within interest and other income (expense), net in the unaudited condensed consolidated statements of income and comprehensive income.

The fair value of the derivative instruments described above is recorded in the unaudited condensed consolidated balance sheets for the periods as follows (dollars in millions):

		September 30,	December 31,
	Balance Sheet Location	2018	2017
Derivative assets:
Foreign exchange contracts	Other current assets	$0.4	$4.5
Embedded derivatives in purchase and delivery contracts	Other current assets	0.5	0.9
Fixed price commodity contracts	Other current assets	—	0.8
Embedded derivatives in purchase and delivery contracts	Other long-term assets	0.1	—

Derivative liabilities:
Foreign exchange contracts	Other current liabilities	$2.7	$0.1
Embedded derivatives in purchase and delivery contracts	Other current liabilities	0.6	1.5
Fixed price commodity contracts	Other current liabilities	0.4	—
Embedded derivatives in purchase and delivery contracts	Other long-term liabilities	0.7	1.4

The impact on net income of unrealized gains and losses resulting from changes in the fair value of derivative instruments not designated as hedging instruments are as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Foreign exchange contracts	$1.4	$(1.5)	$(6.7)	$5.5
Embedded derivatives in purchase and delivery contracts	—	(1.3)	1.3	(5.0)
Fixed price commodity contracts	(0.3)	0.3	(1.2)	0.5
Net impact to interest and other income (expense)	$1.1	$(2.5)	$(6.6)	$1.0

The amounts related to derivative instruments not designated as hedging instruments are recorded within interest and other income (expense), net in the unaudited condensed consolidated statements of income and comprehensive income.

12.       Provision for Income Taxes

On December 22, 2017 (the “Enactment Date”), the President of the United States signed tax reform legislation (the “2017 Tax Act”), which enacted a wide range of changes to the U.S. corporate income tax system, many of which differ significantly from the provisions of the previous U.S. tax law.  Also on December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118, which provides companies with additional guidance on how to implement the provisions of the 2017 Tax Act in their financial statements. The guidance provides for a measurement period, up to one year from the Enactment Date, in which provisional amounts may be adjusted when additional information is obtained, prepared or analyzed about facts and circumstances that existed as of the Enactment Date, if known, which would have impacted the amounts that were initially recorded by the Company.

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

The income tax provision for the three months ended September 30, 2018 and 2017 was $21.2 million and $9.8 million, respectively, representing effective tax rates of 32.4% and 20.7%, respectively.  The income tax provision for the nine months ended September 30, 2018 and 2017 was $41.4 million and $25.9 million, respectively, representing effective tax rates of 28.7% and 23.7%, respectively.  The increase in the Company’s effective tax rate for the three and nine months ended September 30, 2018, compared to the same period in 2017, was primarily due to the recording of items related to the refinement of a one-time tax on the mandatory deemed repatriation of post-1986 untaxed foreign earnings and profits (the “toll charge”) assessed under the 2017 Tax Act during the measurement period.  The Company’s effective tax rate may change over time as the amount or mix of income and taxes changes among the jurisdictions in which the Company is subject to tax.

As of September 30, 2018 and December 31, 2017, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $4.4 million which, if recognized, would result in a reduction of the Company’s effective tax rate. The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes.  As of September 30, 2018 and December 31, 2017, approximately $0.5 million and $0.2 million, respectively, of accrued interest and penalties related to uncertain tax positions was included in other long-term liabilities on the Company’s unaudited condensed consolidated balance sheets.  No penalties and interest were recorded in the provision for income taxes for unrecognized tax benefits during the three and nine months ended September 30, 2018 or September 30, 2017.

The Company files tax returns in the United States, which includes federal, state and local jurisdictions, and many foreign jurisdictions with varying statutes of limitations. The Company considers Germany, the United States and Switzerland to be its significant tax jurisdictions. The majority of the Company’s earnings are derived in Germany and Switzerland. Accounting for the various federal and local taxing authorities, the statutory rates for 2018 are approximately 30.0% and 20.0% for Germany and Switzerland, respectively. The mix of earnings in those two jurisdictions resulted in an increase of 4.0% from the U.S. statutory rate of 21.0% in the nine months ended September 30, 2018. The Company has not been a party to any tax holiday agreements. The tax years 2013 to 2017 are open to examination in Germany and Switzerland. Tax years 2011 to 2017 remain open for examination in the United States.

13.       Commitments and Contingencies

In accordance with ASC Topic 450, Contingencies, the Company accrues anticipated costs of settlement, damages or other costs to the extent specific losses are probable and estimable.

Litigation and Related Contingencies

Lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. Third parties might allege that the Company or its collaborators are infringing their patent rights or that the Company is otherwise violating their intellectual property rights. Loss contingency provisions are recorded if the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated or a range of loss can be determined. These accruals represent management’s best estimate of probable loss. Disclosure is also provided when it is reasonably possible that a loss will be incurred or when it is reasonably possible that the amount of a loss will exceed the recorded provision. The Company believes the outcome of pending proceedings, individually and in the aggregate, will not have a material impact on the Company’s financial statements. As of September 30, 2018 and December 31, 2017, no material accruals have been recorded for potential contingencies.

Governmental Investigations

The Company is subject to regulation by national, state and local government agencies in the United States and other countries in which it operates. From time to time, the Company is the subject of governmental investigations often involving regulatory, marketing and other business practices. These governmental investigations may result in the commencement of civil and criminal proceedings, fines, penalties and administrative remedies which could have a material adverse effect on our financial position, results of operations and/or liquidity.

In August 2018, the Korea Fair Trade Commission (“KFTC”) informed the Company that it is conducting an investigation into the public tender bidding activities of a number of life science instrument companies operating in Korea, including Bruker Korea Co., Ltd.  The Company is cooperating fully with the KFTC regarding this matter and is unable to predict the timing or outcome of this investigation at this time. Revenues from Korea represent less than 3% of the Company’s consolidated revenue for the nine-month period ended September 30, 2018.

On October 19, 2017, the Company received a notice of investigation and subpoena to produce documents from the Division of Enforcement of the SEC. The subpoena seeks information related to an employee terminated as part of a restructuring and certain matters involving the Company’s policies and accounting practices related to revenue recognition and restructuring activities, as well as related financial reporting, disclosure and compliance matters, since January 1, 2013. The subpoena also seeks information concerning, among other things, the Company’s previously identified material weakness in internal controls over the accounting for income taxes, related financial reporting matters and certain payments for non-employee travel expenses. The Company is producing documents in response to the subpoena and intends to continue to cooperate fully with the SEC’s investigation. Additionally, the Audit Committee of the Company’s Board of Directors, with the assistance of outside counsel, is conducting an internal investigation into practices of certain business partners in China and into the conduct of former employees of the Bruker Optics division in China which raised questions of compliance with laws, including the U.S. Foreign Corrupt Practices Act, and/or compliance with the Company’s business policies and code of conduct. The Company has voluntarily disclosed this matter to the SEC and U.S. Department of Justice. At this time, the Company is unable to predict the duration, scope or outcome of these investigations.

As of September 30, 2018 and December 31, 2017, no material accruals have been recorded for potential contingencies related to these matters.

Letters of Credit and Guarantees

At September 30, 2018 and December 31, 2017, the Company had bank guarantees of $120.7 million and $138.8 million, respectively, related primarily to customer advances. These arrangements guarantee the refund of advance payments received from customers in the event that the merchandise is not delivered or warranty obligations are not fulfilled in compliance with the terms of the contract. These guarantees affect the availability of the Company’s lines of credit.

14.       Shareholders’ Equity

Share Repurchase Program

In May 2017, the Company’s Board of Directors approved a share repurchase program under which repurchases of common stock up to $225.0 million may occur from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, legal requirements and other considerations. No repurchases occurred in the three and nine months ended September 30, 2018.  Any future repurchases will be funded from cash on hand, future cash flows from operations and available borrowings under the revolving credit facility.

Cash Dividends on Shares of Common Stock

On February 22, 2016, the Company announced the establishment of a dividend policy and the declaration by its Board of Directors of an initial quarterly cash dividend in the amount of $0.04 per share of the Company’s issued and outstanding common stock. Under the dividend policy, the Company will target a cash dividend to the Company’s shareholders in the amount of $0.16 per share per annum, payable in equal quarterly installments. The following is a summary of the dividends paid in the periods ended September 30, 2018 and 2017 (dollars in millions):

	2018
Dividends Paid on	March 23	June 22	September 21
Shareholders of Record as of	March 6	June 4	September 4
Aggregate Cost	$6.3	$6.2	$6.3

	2017
Dividends Paid on	March 24	June 23	September 22
Shareholders of Record as of	March 8	June 5	September 5
Aggregate Cost	$6.4	$6.4	$6.3

Subsequent dividend declarations and the establishment of record and payment dates for such future dividend payments, if any, are subject to the Board of Directors’ continuing determination that the dividend policy is in the best interests of the Company’s shareholders. The dividend policy may be suspended or cancelled at the discretion of the Board of Directors at any time.

Accumulated Other Comprehensive Income

Comprehensive income refers to revenues, expenses, gains and losses that under U.S. GAAP are included in other comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to shareholders’ equity, net of tax. The Company’s other comprehensive income is composed primarily of foreign currency translation adjustments and changes in the funded status of defined benefit pension plans. The following is a summary of comprehensive income (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Consolidated net income	$44.2	$37.6	$103.1	$83.3
Foreign currency translation adjustments	(2.5)	21.9	(17.1)	87.0
Pension liability adjustments, net of tax	0.2	1.7	2.3	—
Net comprehensive income	41.9	61.2	88.3	170.3
Less: Comprehensive income attributable to noncontrolling interests	0.5	0.7	0.9	1.9
Comprehensive income attributable to Bruker Corporation	$41.4	$60.5	$87.4	$168.4

The following is a summary of the components of accumulated other comprehensive income, net of tax, at September 30, 2018 (dollars in millions):

	Foreign Currency Translation	Pension Liability Adjustment	Accumulated Other Comprehensive Income
Balance at December 31, 2017	$72.2	$(45.2)	$27.0
Other comprehensive income (loss) before reclassifications	(16.6)	0.4	(16.2)
Amounts reclassified from other comprehensive income (loss), net of tax of $0.3 million	—	1.9	1.9
Net current period other comprehensive income (loss)	(16.6)	2.3	(14.3)
Balance at September 30, 2018	$55.6	$(42.9)	$12.7

15.       Noncontrolling Interests

Noncontrolling interests represent the minority shareholders’ proportionate share of the Company’s majority owned subsidiaries. The following table sets forth the changes in noncontrolling interests (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance at beginning of period	$8.7	$7.4	$8.1	$6.7
Net income	0.8	0.6	1.5	1.3
Foreign currency translation adjustments	(0.3)	0.1	(0.6)	0.6
Cash payments to noncontrolling interests	(0.9)	—	(0.9)	(0.5)
Impact of ASC 606 adoption	—	—	0.2	—
Balance at end of period	$8.3	$8.1	$8.3	$8.1

16.                               Other Charges, Net

The components of other charges, net were as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Information technology transformation costs	$1.1	$0.8	$3.5	$2.9
Restructuring charges	2.0	3.0	5.9	6.9
Acquisition-related charges	1.2	0.5	2.3	3.8
Other	0.9	—	3.5	0.2
Other charges, net	$5.2	$4.3	$15.2	$13.8

Restructuring Initiatives

Restructuring charges for the three and nine month periods ended September 30, 2018 included charges for various programs that were recorded in the accompanying unaudited condensed consolidated statements of income and comprehensive income.  The charges for the three and nine month periods ended September 30, 2017 related primarily to the previously reported and completed 2016 and 2015 restructuring plans. The following table sets forth the restructuring charges for the three and nine months ended September 30, 2018 and 2017 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenues	$0.5	$1.6	$0.8	$1.6
Other charges, net	2.0	3.0	5.9	6.9
	$2.5	$4.6	$6.7	$8.5

The following table sets forth the changes in restructuring reserves for the nine months ended September 30, 2018 (dollars in millions):

	Total	Severance	Exit Costs	Provisions for Excess Inventory
Balance at December 31, 2017	$10.8	$2.0	$2.1	$6.7
Restructuring charges	6.7	2.5	4.2	—
Cash payments	(7.5)	(3.9)	(3.6)	—
Other, non-cash adjustments and foreign currency effect	(2.7)	0.3	(0.7)	(2.3)
Balance at September 30, 2018	$7.3	$0.9	$2.0	$4.4

17.       Interest and Other Income (Expense), Net

The components of interest and other income (expense), net, were as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest expense, net	$(2.3)	$(3.6)	$(8.3)	$(11.1)
Exchange (losses) gains on foreign currency transactions	(0.6)	0.3	(1.6)	(3.9)
Pension components	(0.9)	(1.4)	(2.2)	(3.2)
Other	0.1	0.8	0.6	3.2
Interest and other income (expense), net	$(3.7)	$(3.9)	$(11.5)	$(15.0)

Pension components represents the amortization of prior service costs and actuarial gains/losses, interest costs and the return on plan assets.   The current year service cost is included within cost of sales and operating expenses in the unaudited condensed consolidated statements of income and comprehensive income.

18.       Business Segment Information

The Company has two reportable segments, BSI and BEST, as discussed in Note 1 to the unaudited condensed consolidated financial statements.

Revenue and operating income by reportable segment are presented below (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
BSI	$417.1	$390.6	$1,206.5	$1,099.5
BEST	50.9	46.1	139.2	140.2
Eliminations (a)	(1.4)	(1.1)	(3.7)	(4.3)
Total revenue	$466.6	$435.6	$1,342.0	$1,235.4

Operating Income (loss)
BSI	$63.6	$44.5	$146.5	$114.9
BEST	5.4	1.8	9.3	4.3
Corporate, eliminations and other (b)	0.1	5.0	0.2	5.0
Total operating income	$69.1	$51.3	$156.0	$124.2

(a)             Represents product and service revenue between reportable segments.

(b)             Represents corporate costs and eliminations not allocated to the reportable segments.

Total assets by reportable segment are as follows (dollars in millions):

	September 30,	December 31,
	2018	2017
Assets:
BSI	$1,854.5	$1,917.8
BEST	37.8	35.6
Eliminations and other (a)	(3.2)	(4.9)
Total assets	$1,889.1	$1,948.5

(a) Assets not allocated to the reportable segments and eliminations of intercompany transactions.

19.       Recent Accounting Pronouncements

In March 2017, the FASB issued ASU No. 2017-07, Compensation- Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This new standard intends to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new standard requires the service cost component of net periodic cost be reported in the same line item(s) as other employee compensation costs and all other components of the net periodic cost be reported in the condensed consolidated statements of income and comprehensive income below operating income. The Company adopted this guidance on January 1, 2018 on a retrospective basis.  The Company reclassified the non-service pension cost previously reported in operations of $1.4 million and $3.2 million for the three and nine months ended September 30, 2017, respectively.  The impact of this for the three and nine months ended September 30, 2018 was $0.9 million and $2.2 million, respectively. These amounts were previously reported in cost of sales, selling, general, and administrative, and research and development expenses in the unaudited condensed consolidated statements of income and comprehensive income.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new standard simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test. This ASU will be applied prospectively and is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or statements of cash flows upon adoption.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard was adopted as of the effective date of January 1, 2018. The Company has evaluated the provisions of this standard and has determined that the impact of adoption of ASU No. 2017-01 was not material to the Company’s consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740)—Intra-Entity Transfer of Assets Other than Inventory. The new standard requires recognition of current and deferred income taxes resulting from an intra-entity transfer of any asset (excluding inventory) when the transfer occurs. This is a change from existing U.S. GAAP which prohibits recognition of current and deferred income taxes until the asset is sold to a third party. This new standard was adopted as of the effective date of January 1, 2018. The Company has evaluated the provisions of this standard and has determined that the impact of adoption of ASU No. 2016-16 was not material to the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard provides guidance on the recognition, measurement, presentation and disclosure of leases. The new standard supersedes present U.S. GAAP guidance on leases and requires substantially all leases to be reported on the balance sheet as right-of-use assets and lease liabilities, as well as additional disclosures. The new standard is effective as of January 1, 2019, and early adoption is permitted. Under ASU No. 2016-02, companies are required to transition to the new standard in the period of adoption at the beginning of the earliest period presented in the financial statements (January 1, 2017 for the Company). In July 2018, the FASB issued ASU No. 2018-11 as an update to ASU No. 2016-02, which in part provided companies the option of transitioning to the new standard as of the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company expects to adopt the new standard as of January 1, 2019 using the alternative transition method under ASU No. 2018-11. The Company is continuing to evaluate the provisions of the new standard, but currently expects that it will have a material impact on its consolidated balance sheet due to the recognition of right-of-use assets and lease liabilities for substantially all leases currently accounted for as operating leases.

20.       Subsequent Event

On October 15, 2018, the Company acquired an 80% interest in Hain Lifescience GmbH (“Hain”), a privately held Company, for a purchase price of EUR 66 million (approximately $76.4 million), with an option to acquire the remaining 20% equity interest, which is exercisable in or after 2022. Hain is an infectious disease specialist with a broad range of molecular diagnostics solutions for the detection of microbial and viral pathogens, as well as for molecular antibiotic resistance testing.   Hain is located in Nehren, Germany and will be integrated into the Bruker CALID Group within the BSI Segment. The purchase accounting for this acquisition will be finalized within the measurement period.

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

Although our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP), we believe describing revenue and expenses, excluding the effects of foreign currency, acquisitions and divestitures, as well as certain other charges, net, provides meaningful supplemental information regarding our performance. Specifically, management believes that free cash flow and organic revenue, both non-GAAP financial measures, as well as non-GAAP gross profit margin and non-GAAP operating margin, provide relevant and useful information that is widely used by equity analysts, investors and competitors in our industry, as well as by our management, in assessing both consolidated and business unit performance.  We define the term organic revenue as GAAP revenue excluding the effect of foreign currency translation changes and the effect of acquisitions and divestitures.  We define the term non-GAAP gross profit margin as GAAP gross profit margin with certain non-GAAP measures excluded and non-GAAP operating margin as GAAP operating margin with certain non-GAAP measures excluded. These non-GAAP measures exclude costs related to restructuring actions, acquisition and related integration expenses, amortization of acquired intangible assets, costs associated with our global information technology transition initiative, and other non-operational costs that are infrequent or non-recurring in nature and we believe these are useful measures to evaluate our continuing business. We define free cash flow as net cash provided by operating activities less additions to property, plant, and equipment. We believe free cash flow is a useful measure to evaluate our business as it indicates the amount of cash generated after additions to property, plant, and equipment which is available for, among other things, investments in our business, acquisitions, share repurchases, dividends and repayment of debt.  We use these non-GAAP financial measures to evaluate our period-over-period operating performance because our management believes they provide more comparable measures of our continuing business because they adjust for certain items that are not reflective of the underlying performance of our business. These measures may also be useful to investors in evaluating the underlying operating performance of our business. We regularly use these non-GAAP financial measures internally to understand, manage, and evaluate our business results and make operating decisions. We also measure our employees and compensate them, in part, based on such non-GAAP measures and use this information for our planning and forecasting activities.  The presentation of these non-GAAP financial measures is not intended to be a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP and may be different from non-GAAP financial measures used by other companies, and therefore, may not be comparable among companies.

OVERVIEW

Bruker Corporation, together with its consolidated subsidiaries (“Bruker,” the “Company,” “we,” “us” or “our”), develops, manufactures and distributes high-performance scientific instruments and analytical and diagnostic solutions that enable its customers to explore life and materials at microscopic, molecular and cellular levels. Many of our products are used to detect, measure and visualize structural characteristics of chemical, biological and industrial material samples. Our products address the rapidly evolving needs of a diverse array of customers in life science research, pharmaceuticals, biotechnology, applied markets, cell biology, clinical research, microbiology, in-vitro diagnostics, nanotechnology and materials science research.

Revenue for the three month period ended September 30, 2018 was $466.6 million, an increase of $31.0 million, or 7.1%, from the three month period ended September 30, 2017. Revenue from companies acquired within the past twelve months represented $6.4 million, or 1.5%, of the increase, and the unfavorable foreign currency translation effect of a stronger U.S. dollar relative to the Euro and other currencies represented a $5.8 million, or 1.4%, decline. Excluding these effects, organic revenue, a non-GAAP measure, increased by $30.4 million, or 7.0%.  Revenues increased on an organic basis at all three groups within the BSI Segment (the Bruker BioSpin, Bruker CALID and Bruker Nano Groups), and at the BEST Segment. From a geographic perspective, revenues increased in the Americas and the Asia Pacific region, while revenues in Europe were below the prior year third quarter.

Revenue for the nine month period ended September 30, 2018 was $1,342.0 million, an increase of $106.6 million, or 8.6%, from the nine month period ended September 30, 2017. Revenue from companies acquired within the past twelve months represented $11.2 million, or 0.9%, of the increase, and the favorable foreign currency translation effect of a weaker U.S. dollar relative primarily to the Euro represented $37.6 million, or 3.0%, of the increase. Excluding these effects, organic revenue, a non-GAAP measure, increased by $57.8 million, or 4.7%.  Continued growth at our Bruker CALID and the Bruker Nano Group within the BSI Segment, and more modest growth at the Bruker BioSpin Group within the BSI Segment, were offset in part by an organic revenue decline at our BEST Segment. Strong demand for mass spectrometry products in clinical microbiology markets as well as for academic and biopharmaceutical research applications, and continued demand for infrared and Raman molecular spectroscopy products, drove the Bruker CALID Group results. The primary drivers of growth within the Bruker Nano Group were strong demand for advanced X-ray and nano analysis products in industrial research and academic research markets.  From a geographic perspective, for the nine months ended September 30, 2018, organic revenue showed positive growth in the Americas and Asia Pacific regions and a more modest increase in Europe.

Our gross profit margin increased to 47.7% during the three months ended September 30, 2018 compared to 45.7% for the three months ended September 30, 2017.  Our gross profit margin increased to 46.7% during the nine months ended September 30, 2018 from 45.3% during the nine months ended September 30, 2017.  The increase in gross profit margin in both periods resulted primarily from strong operating leverage, favorable product mix and the impact of operational improvements. For the first nine months of 2018, these positive effects were partially offset by unfavorable foreign currency translation.

Our operating margin increased to 14.8% for the three months ended September 30, 2018 compared to 11.8% during the three months ended September 30, 2017.  Our operating margin increased to 11.6% for the nine months ended September 30, 2018 from 10.1% during the nine months ended September 30, 2017.  The operating margin expansion was primarily due to the favorable impact of higher volumes and operational improvements. For the first nine months of 2018, these positive effects were partially offset by unfavorable foreign currency translation.

The income tax provision in the three month periods ended September 30, 2018 and 2017 was $21.2 million and $9.8 million, respectively, representing effective tax rates of 32.4% and 20.7%, respectively. The income tax provision in the nine month periods ended September 30, 2018 and 2017 was $41.4 million and $25.9 million, respectively, representing effective tax rates of 28.7% and 23.7%, respectively.  The increase in our effective tax rate was primarily due to the recording of items related to the refinement of a one-time tax on the mandatory deemed repatriation of post-1986 untaxed foreign earnings and profits (the “toll charge”) assessed under the 2017 Tax Act during the measurement period.

Diluted earnings per share for the three month period ended September 30, 2018 were $0.28, an increase of $0.05 compared to $0.23 per share in the three month period ended September 30, 2017.  Earnings per share increased from $0.51 to $0.65 per diluted share for the nine months ended September 30, 2018 compared to the same period in 2017. The increase was primarily due to revenue growth, higher gross and operating profit and a lower number of shares outstanding resulting from our share repurchase activity in 2017.

Operating cash flow for the nine month period ended September 30, 2018 was a source of cash of $107.4 million.  For the nine month period ended September 30, 2018, our free cash flow, a non-GAAP measure, was $78.5 million, calculated as follows (dollars in millions):

	Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$107.4	$50.7
Less: Purchases of property, plant and equipment	28.9	31.3
Free Cash Flow	$78.5	$19.4

In July 2018, China responded to new and proposed U.S. tariffs on certain Chinese products imported into the U.S by announcing retaliatory tariffs on certain U.S. products imported into China. One round of Chinese tariffs went into effect in July 2018 and other tariffs on additional U.S. products have also been proposed by the Chinese government. While we do not expect the first round of Chinese tariffs to materially impact our operations, we are taking supply chain and other operating actions to mitigate the potential impact on our operating results should additional tariffs be imposed by China on our products. Additional Chinese tariffs could potentially increase the cost of our products or adversely impact the competitiveness of our products and our operating results in the future.

In May 2017, our Board of Directors approved a share repurchase program (the “Repurchase Program”) that authorized repurchases of up to $225.0 million of common stock. No repurchases occurred in the three and nine months ended September 30, 2018.  The remaining authorization under the Repurchase Program is $72.8 million as of September 30, 2018.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

This discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. We base our estimates and judgments on our historical experience, current market and economic conditions, industry trends, and other assumptions that we believe are reasonable and form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

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

For a further discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2017.  There were no significant changes to our critical accounting policies for the three and nine months ended September 30, 2018, except as discussed below related to the adoption of ASC 606 (as defined below) as of January 1, 2018.

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

We recognize revenue from systems sales upon transfer of control in an amount that reflects the consideration we expect to receive. Transfer of control generally occurs upon shipment, or for certain systems, based upon customer acceptance for a system once delivered and installed at a customer facility. For systems that include customer-specific acceptance criteria, we are required to assess when it can demonstrate the acceptance criteria has been met, which generally is upon successful factory acceptance testing or customer acceptance and evidence of installation. For systems that require installation and where system revenue is recognized upon shipment, the fair value of installation is deferred until customer acceptance.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2018 compared to the Three Months Ended September 30, 2017

Consolidated Results

The following table presents our results for the three months ended September 30, 2018 and 2017 (dollars in millions, except per share data):

	Three Months Ended September 30,
	2018	2017
Product revenue	$385.5	$364.4
Service revenue	79.6	70.0
Other revenue	1.5	1.2
Total revenue	466.6	435.6

Cost of product revenue	197.3	195.6
Cost of service revenue	46.6	40.5
Cost of other revenue	0.1	0.6
Total cost of revenue	244.0	236.7
Gross profit	222.6	198.9

Operating expenses:
Selling, general and administrative	106.5	102.7
Research and development	41.8	40.6
Other charges, net	5.2	4.3
Total operating expenses	153.5	147.6
Operating income	69.1	51.3

Interest and other income (expense), net	(3.7)	(3.9)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	65.4	47.4
Income tax provision	21.2	9.8
Consolidated net income	44.2	37.6
Net income attributable to noncontrolling interest in consolidated subsidiaries	0.8	0.6
Net income attributable to Bruker Corporation	$43.4	$37.0

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.28	$0.23
Diluted	$0.28	$0.23

Weighted average common shares outstanding:
Basic	156.4	157.5
Diluted	157.4	158.7

Revenue

For the three months ended September 30, 2018, our revenue increased $31.0 million, or 7.1%, to $466.6 million, compared to $435.6 million for the comparable period in 2017. Included in revenue was an increase of approximately $6.4 million from acquisitions and a decrease of $5.8 million from foreign currency translation. Excluding the effects of foreign currency translation and our recent acquisitions, our organic revenue, a non-GAAP measure, increased by $30.4 million, or 7.0%.

BSI Segment revenue increased by $26.5 million, or 6.8%, to $417.1 million for the three months ended September 30, 2018, compared to $390.6 million for the three months ended September 30, 2017. BEST Segment revenue increased by $4.8 million, or 10.4%, to $50.9 million for the three months ended September 30, 2018, compared to $46.1 million for the three months ended September 30, 2017.

Please see the Segment Results section later in this section for additional discussion of our financial results by segment.

Gross Profit

Gross profit for the three months ended September 30, 2018 was $222.6 million, or 47.7% of revenue, compared to $198.9 million, or 45.7% of revenue, for the three months ended September 30, 2017. Included in gross profit were various charges for amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring costs totaling $7.2 million and $9.4 million for the three months ended September 30, 2018 and 2017, respectively. Excluding these charges, our non-GAAP gross profit margins for the three months ended September 30, 2018 and 2017 were 49.2% and 47.8%, respectively. The increase in gross profit margin resulted primarily from growth in revenue, favorable product mix and the impact of operational improvements.

Selling, General and Administrative

Our selling, general and administrative expenses for the three months ended September 30, 2018 increased to $106.5 million, or 22.8% of total revenue, from $102.7 million, or 23.6% of total revenue, for the comparable period in 2017.  The decrease as a percentage of revenue was a result of growth in revenue and disciplined expense management even after the assumption of expenses associated with acquisitions.

Research and Development

Our research and development expenses for the three months ended September 30, 2018 increased to $41.8 million, or 9.0% of total revenue, from $40.6 million, or 9.3% of total revenue, for the comparable period in 2017.  The decrease as a percentage of revenue was a result of the increase in revenue.

Other Charges, Net

Other charges, net of $5.2 million recorded for the three months ended September 30, 2018 were primarily related to the BSI Segment and consisted of $2.0 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives, $0.9 million related to professional fees, $1.1 million of costs associated with our global information technology (IT) transformation initiative and $1.2 million of acquisition-related charges related to acquisitions completed in 2018 and 2017. The IT transformation initiative is a multi-year project aimed at updating and integrating our global enterprise resource planning and human resource information systems.

Other charges, net of $4.3 million for the three months ended September 30, 2017 were primarily related to the BSI Segment and consisted primarily of $3.0 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives, $0.8 million of costs associated with our global IT transformation initiative and $0.5 million of acquisition-related charges related to acquisitions completed in 2016 and 2017.

Operating Income

Operating income for the three months ended September 30, 2018 was $69.1 million, resulting in an operating margin of 14.8%, compared to operating income of $51.3 million, and an operating margin of 11.8%, for the three months ended September 30, 2017. Included in operating income were various charges for amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring costs totaling $14.2 million and $14.5 million for the three months ended September 30, 2018 and 2017, respectively. Excluding these charges, our non-GAAP operating margins for the three months ended September 30, 2018 and 2017 were 17.9% and 15.1%, respectively. The operating margin expansion was primarily due to increased revenue and a favorable product mix at the BSI and BEST Segments, as well as ongoing operational improvements.

Interest and Other Income (Expense), Net

Interest and other income (expense), net during the three months ended September 30, 2018 was an expense of $3.7 million compared to an expense of $3.9 million for the comparable period of 2017.

During the three months ended September 30, 2018, the primary components within interest and other income (expense), net were net interest expense of $2.3 million, realized and unrealized losses on foreign currency denominated transactions of $0.6 million and $0.9 million related to pension plan expenses.  During the three months ended September 30, 2017, the primary components within interest and other income (expense), net were net interest expense of $3.6 million and $1.4 million related to pension plan expenses offset in part by realized and unrealized gains on foreign currency denominated transactions of $0.3 million and the gain on an acquisition of $1.1 million within the BSI Segment.

Income Tax Provision

The 2018 and 2017 effective tax rates were estimated using projected annual pre-tax income on a jurisdictional basis. Expected tax benefits, including tax credits and incentives, the impact of changes to valuation allowances and the effect of jurisdictional differences in statutory tax rates were also considered in the calculation.

The income tax provision for the three months ended September 30, 2018 and 2017 was $21.2 million and $9.8 million, respectively, representing effective tax rates of 32.4% and 20.7%, respectively.  The increase in our third quarter 2018 effective tax rate was primarily due to the recording of items related to the refinement of the toll charge assessed under the 2017 Tax Act during the measurement period.

The majority of our earnings are derived in Germany and Switzerland. Accounting for the various federal and local taxing authorities, the statutory rates for 2018 are approximately 30.0% and 20.0% for Germany and Switzerland, respectively. The mix of earnings in those two jurisdictions resulted in an increase of 4.0% from the U.S. statutory rate of 21.0% in the three months ended September 30, 2018. We have not been a party to any tax holiday agreements.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the three months ended September 30, 2018 and 2017 was $0.8 million and $0.6 million, respectively. The net income attributable to noncontrolling interests represented the minority shareholders’ proportionate share of the net income recorded by our majority-owned subsidiaries.

Net Income Attributable to Bruker Corporation

Our net income attributable to Bruker for the three months ended September 30, 2018 was $43.4 million, or $0.28 per diluted share, compared to $37.0 million, or $0.23 per diluted share, for the comparable period in 2017. The increase in net income and earnings per diluted share was primarily driven by the increase in revenue and significant year-over-year margin improvements.

Segment Results

For financial reporting purposes, we aggregate the Bruker BioSpin, Bruker CALID and Bruker Nano operating segments into the BSI reportable segment, which represented approximately 89.4% of our revenues during the three months ended September 30, 2018. This aggregation reflects these operating segments’ similar economic characteristics, production processes, service offerings, types and classes of customers, methods of distribution and regulatory environments. Our BEST Segment is our other reportable segment and represents the remainder of our revenues.

Reportable Segment Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment (dollars in millions):

	Three Months Ended September 30,			Percentage
	2018	2017	Dollar Change	Change
BSI	$417.1	$390.6	$26.5	6.8%
BEST	50.9	46.1	4.8	10.4%
Eliminations (a)	(1.4)	(1.1)	(0.3)
	$466.6	$435.6	$31.0	7.1%

(a) Represents product and service revenue between reportable segments.

BSI Segment Revenue

BSI Segment revenue increased by $26.5 million, or 6.8%, to $417.1 million for the three months ended September 30, 2018, compared to $390.6 million for the three months ended September 30, 2017. Revenue includes approximately $6.4 million attributable to recent acquisitions and approximately $5.3 million from the unfavorable impact of foreign currency translation. Excluding the effects of foreign currency translation and our recent acquisitions, organic revenue, a non-GAAP measure, increased by $25.4 million, or 6.5%.

The Bruker BioSpin Group revenue increased modestly during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 due to slightly higher shipments of nuclear magnetic resonance products and growth in the service business.

The Bruker CALID Group revenue increased during the three months ended September 30, 2018 compared to the three months ended September 30, 2017, as a result of continued demand for mass spectrometry instruments from academic and biopharmaceutical customers, strong growth of mass spectrometry products, consumables and services in clinical microbiology markets and continued demand for infrared and Raman molecular spectroscopy products. This was slightly offset by lower revenue from radiological/nuclear detectors for CBRNE detection.

The Bruker Nano Group revenue increased during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily as a result of higher revenues from advanced X-Ray and surface analysis products in academic research and industrial research markets and contributions from 2018 acquisitions.

System revenue and aftermarket revenue as a percentage of total BSI Segment revenue were as follows (dollars in millions):

	Three Months Ended September 30,
	2018		2017
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System revenue	$296.3	71.0%	$281.9	72.2%
Aftermarket revenue	120.8	29.0%	108.7	27.8%
Total revenue	$417.1	100.0%	$390.6	100.0%

BEST Segment Revenue

BEST Segment revenue increased $4.8 million, or 10.4%, to $50.9 million for the three months ended September 30, 2018, compared to $46.1 million for the comparable period in 2017. The increase in revenue resulted primarily from the timing of shipments of superconductors and project completion.

System and wire revenue and aftermarket revenue as a percentage of total BEST Segment revenue were as follows (dollars in millions):

	Three Months Ended September 30,
	2018		2017
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System and wire revenue	$50.2	98.6%	$45.2	98.0%
Aftermarket revenue	0.7	1.4%	0.9	2.0%
Total revenue	$50.9	100.0%	$46.1	100.0%

Gross Profit and Operating Expenses

For the three months ended September 30, 2018, gross profit margin in the BSI Segment increased to 51.0% from 47.8% compared to the three months ended September 30, 2017.  BEST Segment gross margin increased to 19.4% from 15.6% for the three months ended September 30, 2018 and 2017, respectively.

In the three months ended September 30, 2018, selling, general and administrative expenses and research and development expenses in the BSI Segment increased to $143.8 million, or 34.5% of segment revenue, from $138.2 million, or 35.4% of segment revenue.  The decrease as a percentage of revenue was a result of higher revenue and disciplined expense management even after the assumption of expenses associated with acquisitions.

Selling, general and administrative expenses and research and development expenses in the BEST Segment were $4.5 million, or 8.8% of segment revenue, compared to $5.1 million, or 11.1% of segment revenue, for the comparable period in 2017.  The decrease was a result of operational improvements.

Operating Income

The following table presents operating income and operating margins on revenue by reportable segment (dollars in millions):

	Three Months Ended September 30,
	2018		2017
	Operating Income	Percentage of Segment Revenue	Operating Income	Percentage of Segment Revenue
BSI	$63.6	15.2%	$44.5	11.4%
BEST	5.4	10.6%	1.8	3.9%
Corporate, eliminations and other (a)	0.1		5.0
Total operating income	$69.1	14.8%	$51.3	11.8%

(a) Represents corporate costs and eliminations not allocated to the reportable segments.

BSI Segment operating income for the three months ended September 30, 2018 was $63.6 million, resulting in an operating margin of 15.2%, compared to operating income of $44.5 million, resulting in an operating margin of 11.4%, for the comparable period in 2017. Operating income included $14.1 million and $14.0 million in the three months ended September 30, 2018 and 2017, respectively, of various charges for amortization of acquisition-related intangible assets and other acquisition-related costs, restructuring costs and costs associated with our global IT transformation initiative.  Excluding these charges, non-GAAP operating margins were 18.6% and 15.0% for the three months ended September 30, 2018 and 2017, respectively. GAAP and non-GAAP operating margin increases were primarily a result of increased revenue, favorable product mix and ongoing operational improvements.

BEST Segment operating income increased for the three months ended September 30, 2018 to $5.4 million, resulting in an operating margin of 10.6%, compared to operating income of $1.8 million, resulting in an operating margin of 3.9%, for the comparable period in 2017.  Operating income included $0.1 million and $0.4 million for the three months ended September 30, 2018 and 2017, respectively, of various charges for amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring costs.  Excluding these charges, non-GAAP operating margins were 10.8% and 4.8% for the three months ended September 30, 2018 and 2017, respectively. GAAP and non-GAAP operating margins increased primarily due to product mix and operational improvements.

Nine Months Ended September 30, 2018 compared to the Nine Months Ended September 30, 2017

Consolidated Results

The following table presents our results for the nine months ended September 30, 2018 and 2017 (dollars in millions, except per share data):

	Nine Months Ended September 30,
	2018	2017
Product revenue	$1,105.8	$1,029.2
Service revenue	230.8	200.4
Other revenue	5.4	5.8
Total revenue	1,342.0	1,235.4

Cost of product revenue	571.6	559.8
Cost of service revenue	142.2	114.9
Cost of other revenue	1.0	0.9
Total cost of revenue	714.8	675.6
Gross profit	627.2	559.8

Operating expenses:
Selling, general and administrative	327.4	303.3
Research and development	128.6	118.5
Other charges, net	15.2	13.8
Total operating expenses	471.2	435.6
Operating income	156.0	124.2

Interest and other income (expense), net	(11.5)	(15.0)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	144.5	109.2
Income tax provision	41.4	25.9
Consolidated net income	103.1	83.3
Net income attributable to noncontrolling interest in consolidated subsidiaries	1.5	1.3
Net income attributable to Bruker Corporation	$101.6	$82.0

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.65	$0.52
Diluted	$0.65	$0.51

Weighted average common shares outstanding:
Basic	156.1	158.9
Diluted	157.2	159.9

Revenue

For the nine months ended September 30, 2018, our revenue increased $106.6 million, or 8.6%, to $1,342.0 million, compared to $1,235.4 million for the comparable period in 2017. Included in revenue was an increase of approximately $11.2 million from acquisitions and a $37.6 million increase caused by foreign currency translation. Excluding the effects of foreign currency translation and our recent acquisitions, our organic revenue, a non-GAAP measure, increased by $57.8 million, or 4.7%.

BSI Segment revenue increased by $107.0 million, or 9.7%, to $1,206.5 million for the nine months ended September 30, 2018, compared to $1,099.5 million for the nine months ended September 30, 2017. BEST Segment revenue decreased by $1.0 million, or 0.7%, to $139.2 million for the nine months ended September 30, 2018, compared to $140.2 million for the nine months ended September 30, 2017.

Please see the Segment Results section later in this section for additional discussion of our financial results by segment.

Gross Profit

Gross profit for the nine months ended September 30, 2018 was $627.2 million, or 46.7% of revenue, compared to $559.8 million, or 45.3% of revenue, for the nine months ended September 30, 2017. Included in gross profit were various charges for amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring costs totaling $19.0 million and $26.3 million for the nine months ended September 30, 2018 and 2017, respectively. Excluding these charges, our non-GAAP gross profit margins for the nine months ended September 30, 2018 and 2017 were 48.2% and 47.4%, respectively. The increase in gross profit margin resulted primarily from growth in revenue, favorable product mix and the impact of operational improvements, partially offset by a negative impact from foreign currency translation.

Selling, General and Administrative

Our selling, general and administrative expenses for the nine months ended September 30, 2018 increased to $327.4 million, or 24.4% of total revenue, from $303.3 million, or 24.6% of total revenue, for the comparable period in 2017.  The increase was primarily the result of foreign currency translation earlier in the year.

Research and Development

Our research and development expenses for the nine months ended September 30, 2018 increased to $128.6 million, or 9.6% of total revenue, from $118.5 million, or 9.6% of total revenue, for the comparable period in 2017.  The increase was primarily the result of foreign currency translation earlier in the year.

Other Charges, Net

Other charges, net of $15.2 million recorded for the nine months ended September 30, 2018 were primarily related to the BSI Segment and consisted of $5.9 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives, $3.5 million related to professional fees, $3.5 million of costs associated with our global IT transformation initiative and $2.3 million of acquisition-related charges related to acquisitions completed in 2018 and 2017.

Other charges, net of $13.8 million recorded for the nine months ended September 30, 2017 were primarily related to the BSI Segment and consisted of $6.9 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives, $3.8 million of acquisition-related charges related to acquisitions completed in 2016 and 2017 and $2.9 million of costs associated with our global IT transformation initiative.

Operating Income

Operating income for the nine months ended September 30, 2018 was $156.0 million, resulting in an operating margin of 11.6%, compared to operating income of $124.2 million, and an operating margin of 10.1%, for the nine months ended September 30, 2017. Included in operating income were various charges for amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring costs totaling $39.1 million and $44.3 million for the nine months ended September 30, 2018 and 2017, respectively. Excluding these charges, our non-GAAP operating margins in the nine months ended September 30, 2018 and 2017 were 14.5% and 13.6%, respectively. The increase in our GAAP and non-GAAP operating margin resulted primarily from higher revenue and operational improvements, which more than offset the negative impact of foreign currency translation.

Interest and Other Income (Expense), Net

Interest and other income (expense), net during the nine months ended September 30, 2018 was an expense of $11.5 million compared to an expense of $15.0 million for the comparable period of 2017.

During the nine months ended September 30, 2018, the primary components within interest and other income (expense), net were net interest expense of $8.3 million, realized and unrealized losses on foreign currency denominated transactions of $1.6 million and $2.2 million related to pension plan expenses.  During the nine months ended September 30, 2017, the primary components within interest and other income (expense), net were net interest expense of $11.1 million, and realized  and unrealized losses on foreign currency denominated transactions of $3.9 million and $3.2 million, respectively, related to pension plan expenses, offset in part by proceeds from an insurance claim and other miscellaneous income of $3.2 million.

Income Tax Provision

The 2018 and 2017 effective tax rates were estimated using projected annual pre-tax income on a jurisdictional basis. Expected tax benefits, including tax credits and incentives, the impact of changes to valuation allowances and the effect of jurisdictional differences in statutory tax rates were also considered in the calculation.

The income tax provision for the nine months ended September 30, 2018 and 2017 was $41.4 million and $25.9 million, respectively, representing effective tax rates of 28.7% and 23.7% respectively.  The increase in our effective tax rate for the nine months ended September 30, 2018 was primarily due to the recording of items related to the refinement of the toll charge assessed under the 2017 Tax Act during the measurement period.

The majority of our earnings are derived in Germany and Switzerland. Accounting for the various federal and local taxing authorities, the statutory rates for 2018 are approximately 30.0% and 20.0% for Germany and Switzerland, respectively. The mix of earnings in those two jurisdictions resulted in an increase of 4.0% from the U.S. statutory rate of 21.0% in the nine months ended September 30, 2018. We have not been a party to any tax holiday agreements.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests in each of the nine months ended September 30, 2018 and 2017 was $1.5 million and $1.3 million, respectively. The net income attributable to noncontrolling interests represented the minority shareholders’ proportionate share of the net income recorded by our majority-owned subsidiaries.

Net Income Attributable to Bruker Corporation

Our net income attributable to Bruker for the nine months ended September 30, 2018 was $101.6 million, or $0.65 per diluted share, compared to $82.0 million, or $0.51 per diluted share, for the comparable period in 2017. The increase in net income and earnings per diluted share was primarily the result of strong revenue growth, margin expansion and a lower year-over-year share count.

Segment Results

For financial reporting purposes, we aggregate the Bruker BioSpin, Bruker CALID and Bruker Nano operating segments into the reportable BSI Segment, which represented approximately 89.9% of our revenues during the nine months ended September 30, 2018. This aggregation reflects these operating segments’ similar economic characteristics, production processes, service offerings, types and classes of customers, methods of distribution and regulatory environments. Our BEST Segment is our other reportable segment and represents the remainder of our revenues.

Reportable Segment Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment (dollars in millions):

	Nine Months Ended September 30,			Percentage
	2018	2017	Dollar Change	Change
BSI	$1,206.5	$1,099.5	$107.0	9.7%
BEST	139.2	140.2	(1.0)	(0.7)%
Eliminations (a)	(3.7)	(4.3)	0.6
	$1,342.0	$1,235.4	$106.6	8.6%

(a) Represents product and service revenue between reportable segments.

BSI Segment Revenue

BSI Segment revenue increased by $107.0 million, or 9.7%, to $1,206.5 million for the nine months ended September 30, 2018, compared to $1,099.5 million for the nine months ended September 30, 2017. Revenue includes approximately $11.2 million attributable to recent acquisitions and approximately $31.5 million from the favorable impact of foreign currency translation. Excluding the effects of foreign currency translation and our recent acquisitions, organic revenue, a non-GAAP measure, increased by $64.3 million, or 5.8%.

The Bruker BioSpin Group revenue increased during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 due to slightly higher shipments of nuclear magnetic resonance and preclinical imaging products and growth in the service business.

The Bruker CALID Group revenue increased during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 as a result of increased demand for mass spectrometry instruments in academic and biopharmaceutical research, strong growth of mass spectrometry products, consumables and services in clinical microbiology markets and continued demand for infrared and Raman molecular spectroscopy products. These increases were slightly offset by lower revenue from radiological/nuclear detectors for CBRNE detection.

The Bruker Nano Group revenue increased during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily as a result of higher industrial research and academic research revenues as well as contributions from 2018 acquisitions.

System revenue and aftermarket revenue as a percentage of total BSI Segment revenue were as follows (dollars in millions):

	Nine Months Ended September 30,
	2018		2017
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System revenue	$858.1	71.1%	$787.5	71.6%
Aftermarket revenue	348.4	28.9%	312.0	28.4%
Total revenue	$1,206.5	100.0%	$1,099.5	100.0%

BEST Segment Revenue

BEST Segment revenue decreased $1.0 million, or 0.7%, to $139.2 million for the nine months ended September 30, 2018, compared to $140.2 million for the comparable period in 2017. The decrease in revenue resulted primarily from lower product deliveries and the timing and mix of projects, partially offset by favorable changes in foreign currency translation, compared to the nine months ended September 30, 2017.

System and wire revenue and aftermarket revenue as a percentage of total BEST Segment revenue were as follows (dollars in millions):

	Nine Months Ended September 30,
	2018		2017
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System and wire revenue	$136.4	98.0%	$137.6	98.1%
Aftermarket revenue	2.8	2.0%	2.6	1.9%
Total revenue	$139.2	100.0%	$140.2	100.0%

Gross Profit and Operating Expenses

For the nine months ended September 30, 2018, gross profit margin in the BSI Segment increased to 50.0% from 48.6% compared to the nine months ended September 30, 2017 due to increased revenue, favorable mix and operational improvements.  BEST Segment gross margin increased to 17.4% from 14.8% for the comparable period in 2017 due to certain operational improvements.

In the nine months ended September 30, 2018, selling, general and administrative expenses and research and development expenses in the BSI Segment were $441.2 million, or 36.6% of segment revenue, compared to $406.5 million, or 37.0% of segment revenue.  The decrease as a percentage of revenue is primarily due to increased revenue and operational improvements.

Selling, general and administrative expenses and research and development expenses in the BEST Segment decreased to $14.8 million, or 10.6% of segment revenue, from $15.3 million, or 10.9% of segment revenue, for the comparable period in

2017.   The decrease is primarily due to operational improvements.

Operating Income

The following table presents operating income and operating margins on revenue by reportable segment (dollars in millions):

	Nine Months Ended September 30,
	2018		2017
	Operating Income	Percentage of Segment Revenue	Operating Income	Percentage of Segment Revenue
BSI	$146.5	12.1%	$114.9	10.5%
BEST	9.3	6.7%	4.3	3.1%
Corporate, eliminations and other (a)	0.2		5.0
Total operating income	$156.0	11.6%	$124.2	10.1%

(a) Represents corporate costs and eliminations not allocated to the reportable segments.

BSI Segment operating income for the nine months ended September 30, 2018 was $146.5 million, resulting in an operating margin of 12.1%, compared to operating income of $114.9 million, resulting in an operating margin of 10.5%, for the comparable period in 2017.  Operating income included $38.7 million and $39.7 million for the nine months ended September 30, 2018 and 2017, respectively, of various charges for amortization of acquisition-related intangible assets and other acquisition-related costs, restructuring costs and costs associated with our global IT transformation initiative.  Excluding these charges, non-GAAP operating margins were 15.4% and 14.1% in the nine months ended September 30, 2018 and 2017, respectively. The increase in our GAAP and non-GAAP operating margins was primarily due to the favorable impact of higher revenue and operational improvements, partially offset by unfavorable foreign currency translation.

BEST Segment operating income increased for the nine months ended September 30, 2018 to $9.3 million, resulting in an operating margin of 6.7%, compared to an operating income of $4.3 million, resulting in an operating margin of 3.1%, for the comparable period in 2017.  Operating income included $0.4 million and $4.6 million for the nine months ended September 30, 2018 and 2017, respectively, of various charges for amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring costs.  Excluding these charges, non-GAAP operating margins were 7.0% and 6.3% for the nine months ended September 30, 2018 and 2017, respectively. GAAP and non-GAAP operating margins increased primarily due to reduced production and operating costs.

LIQUIDITY AND CAPITAL RESOURCES

We anticipate that our existing cash and credit facilities will be sufficient to support our operating and investing needs for at least the next twelve months. Our future cash requirements could be affected by acquisitions that we may complete, repurchases of our common stock, or the payment of dividends in the future. Historically, we have financed our growth and liquidity needs through cash flow generation and a combination of debt financings and issuances of common stock. In the future, there are no assurances that we will continue to generate cash flow from operations or that additional financing alternatives will be available to us, if required, or if available, will be obtained on terms favorable to us.

During the nine months ended September 30, 2018, net cash provided by operating activities was $107.4 million, resulting from consolidated net income adjusted for non-cash items of $179.7 million, partially offset by an increase in operating assets and liabilities, net of acquisitions and divestitures of $72.3 million. The increase in operating assets and liabilities, net of acquisitions and divestitures for the nine months ended September 30, 2018 was primarily caused by an increase in inventory for orders in 2018.

During the nine months ended September 30, 2017, net cash provided by operating activities was $50.7 million, resulting from consolidated net income adjusted for non-cash items of $141.0 million, including fewer write-downs of demonstration units, partially offset by an increase in operating assets and liabilities, net of acquisitions and divestitures of $90.3 million. The increase in operating assets and liabilities, net of acquisitions and divestitures for the nine months ended September 30, 2017 was primarily caused by an increase in inventory for orders in 2017, offset in part by inventory reductions as part of our factory consolidations and an increase in customer advances based on the timing of receipts.

During the nine months ended September 30, 2018, net cash provided by investing activities was $32.9 million, compared to net cash used in investing activities of $74.7 million during the nine months ended September 30, 2017. Cash provided by investing activities during the nine months ended September 30, 2018 was primarily caused by the maturities of short-term investments of $117.0 million, offset by the cash paid for acquisitions of $55.3 million and purchases of property, plant and equipment, net of proceeds from the sale of property, plant and equipment, of $28.8 million.  Cash used in investing activities during the nine months ended September 30, 2017 was primarily caused by the cash paid for acquisitions, net of cash acquired, of $65.8 million and the purchases of property, plant and equipment, net of proceeds from the sale of property, plant and equipment, of $24.4 million, offset in part, by net purchases and maturities of short-term investments of $15.5 million.

During the nine months ended September 30, 2018, net cash used in financing activities was $189.0 million, compared to net cash used in financing activities of $69.5 million during the nine months ended September 30, 2017. Net cash used in financing activities during the nine months ended September 30, 2018 was primarily attributable to repayment of $202.5 million of borrowings under the 2015 Credit Agreement and $18.8 million used for the payment of dividends.  This was offset by $27.5 million in proceeds from borrowings under the 2015 Credit Agreement and $8.9 million of proceeds from the issuance of common stock, net.   Net cash used in financing activities during the nine months ended September 30, 2017 was primarily attributable to repayment of $65.0 million of borrowings under the 2015 Credit Agreement; repayment of $20.0 million of Senior Notes; $129.7 million for the repurchase of our common stock; and $19.1 million used for the payment of dividends.  These effects were funded in part by borrowings of $154.0 million under the 2015 Credit Agreement and $15.3 million proceeds from the issuance of common stock, net.

In May 2017, our Board of Directors approved the Repurchase Program under which repurchases of common stock in the amount of up to $225.0 million were authorized to occur from time to time, in amounts, at prices, and at such times as we deem appropriate, subject to market conditions, legal requirements and other considerations. No repurchases occurred under this Repurchase Program in the nine months ended September 30, 2018. The remaining authorization as of November 5, 2018 is $72.8 million. We intend to fund any additional repurchases from cash on hand, future cash flows from operations and available borrowings under our revolving credit facility.

The repurchased shares are reflected within Treasury stock in the accompanying consolidated balance sheet at September 30, 2018.

Cash, cash equivalents and short-term investments at September 30, 2018 and December 31, 2017 totaled $270.1 million and $439.2 million, respectively, of which $236.0 million and $405.8 million, respectively, related to foreign cash and short-term investments, most significantly in the Netherlands and Switzerland.

At December 31, 2017 and in accordance with the 2017 Tax Act, we recorded state and foreign withholding taxes, as well as subsequent foreign currency translations on these withholding taxes as they are an obligation of the parent company, on the cash and liquid assets portion of the unremitted earnings and profits (E&P) of foreign subsidiaries expected to be repatriated from our foreign subsidiaries to the United States. We continue to be indefinitely reinvested in the amount of $740.0 million of non-cash E&P that is subject to the 2017 Tax Act deemed repatriation. If this E&P is ultimately distributed to the United States in the form of dividends or otherwise we would likely be subject to additional withholding tax. We will continue to evaluate our assertions on the cumulative historical outside basis differences in our foreign subsidiaries as of December 31, 2017. We expect to finalize this analysis and accounting related to the toll charge and any remaining outside basis differences in our foreign subsidiaries during the measurement period provided under the 2017 Tax Act. We estimate the amount of unrecognized deferred withholding taxes on the undistributed E&P to be approximately $27.0 million at December 31, 2017.

As of September 30, 2018, we had approximately $1.5 million of net operating loss carryforwards available to reduce state taxable income; approximately $79.1 million of net operating losses available to reduce German federal income and trade taxes that are carried forward indefinitely; $3.9 million of other foreign net operating losses available that are carried forward indefinitely and $10.2 million of other foreign net operating losses that are expected to expire at various times beginning in 2019. We also had U.S. state research and development tax credits of $7.4 million. Utilization of these credits and state net operating losses may be subject to annual limitations due to the ownership percentage change limitations provided by the Internal Revenue Code Section 382 and similar state provisions. In the event of a deemed change in control under Internal Revenue Code Section 382, an annual limitation on the utilization of net operating losses and credits may result in the expiration of all or a portion of the net operating loss and credit carryforwards.

At September 30, 2018, we had outstanding debt totaling $240.6 million, consisting of $220.0 million outstanding under the Note Purchase Agreement; $20.0 million outstanding under the 2015 Credit Agreement; and $1.2 million under capital lease obligations and other loans.  These amounts were offset by unamortized debt issuance costs under the Note Purchase Agreement of $0.6 million.  At December 31, 2017, we had outstanding debt totaling $415.6 million, consisting of $220.0 million outstanding under the Note Purchase Agreement; $195.0 million outstanding under the 2015 Credit Agreement; and $1.3 million under capital lease obligations and other loans.  These amounts were offset by unamortized debt issuance costs under the Note Purchase Agreement of $0.7 million.

The following is a summary of the maximum commitments and the net amounts available to us under the 2015 Credit Agreement and other lines of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand with interest payable monthly, at September 30, 2018 (dollars in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
2015 Credit Agreement	3.2%	$500.0	$20.0	$1.1	$478.9
Other lines of credit	—	250.8	—	119.6	131.2
Total revolving lines of credit		$750.8	$20.0	$120.7	$610.1

On October 27, 2015, we entered into the 2015 Credit Agreement, and terminated the prior credit agreement.  The 2015 Credit Agreement provides a maximum commitment on the revolving credit line of $500.0 million and a maturity date of October 2020.  Borrowings under the revolving credit line accrue interest, at our option, at either (a) the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, and (iii) adjusted LIBOR plus 1.00%, plus margins ranging from 0.00% to 0.30% or (b) LIBOR, plus margins ranging from 0.90% to 1.30%. There is also a facility fee ranging from 0.10% to 0.20%.

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

As of September 30, 2018, we were in compliance with the covenants, as defined by both the 2015 Credit Agreement and the Note Purchase Agreement, as our leverage ratio was 0.68 and our interest coverage ratio was 20.9.

In January 2012, we entered into the Note Purchase Agreement, with a group of accredited institutional investors. Pursuant to the Note Purchase Agreement, we issued and sold $240.0 million of Senior Notes, which consist of the following:

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

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-07, Compensation- Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This new standard intends to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new standard requires the service cost component of net periodic cost be reported in the same line item(s) as other employee compensation costs and all other components of the net periodic cost be reported in the condensed consolidated statements of income and comprehensive income below operating income. We adopted this guidance on January 1, 2018 on a retrospective basis.  We reclassified the non-service pension cost previously reported in operations of $1.4 million and $3.2 million for the three and nine months ended September 30, 2017, respectively.  The impact of this for the three and nine months ended September 30, 2018 was $0.9 million and $2.2 million, respectively. These amounts were previously reported in cost of sales, selling, general, and administrative, and research and development expenses in the unaudited condensed consolidated statements of income and comprehensive income.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard provides guidance on the recognition, measurement, presentation and disclosure of leases. The new standard supersedes present U.S. GAAP guidance on leases and requires substantially all leases to be reported on the balance sheet as right-of-use assets and lease liabilities, as well as additional disclosures. The new standard is effective as of January 1, 2019, and early adoption is permitted. Under ASU No. 2016-02, companies are required to transition to the new standard in the period of adoption at the beginning of the earliest period presented in the financial statements (January 1, 2017 for Bruker). In July 2018, the FASB issued ASU No. 2018-11 as an update to ASU No. 2016-02, which in part provided companies the option of transitioning to the new standard as of the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We expect to adopt the new standard as of January 1, 2019 using the alternative transition method under ASU No. 2018-11. We are continuing to evaluate the provisions of the new standard, but currently expect that it will have a material impact on our consolidated balance sheet due to the recognition of right-of-use assets and lease liabilities for substantially all leases currently accounted for as operating leases.

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

For sales not denominated in U.S. Dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. Dollars, it will require more of the foreign currency to equal a specified amount of U.S. Dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. Dollars than we would have received before the rate increase went into effect. If we price our products in U.S. Dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. Dollar could result in our prices not being competitive in a market where business is transacted in the local currency. For example, if the U.S. Dollar strengthened against the Japanese Yen, our Japanese-based competitors would have a greater pricing advantage over us.

Changes in foreign currency translation rates increased our revenue by 3.0% for the nine months ended September 30, 2018 and decreased our revenue by approximately 0.4% for the nine months ended September 30, 2017.

Assets and liabilities of our foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using period-end exchange rates. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a separate component of shareholders’ equity.  For the nine months ended September 30, 2018 and 2017, we recorded net (losses) gains from currency translation adjustments of $(17.1) million and $87.0 million, respectively. Gains and losses resulting from foreign currency transactions are reported in interest and other income (expense), net in the unaudited condensed consolidated statements of income and comprehensive income. Our foreign exchange losses, net were $1.6 million and $3.9 million, for the nine month periods ended September 30, 2018 and 2017, respectively.

From time to time, we have entered into foreign exchange contracts designed to minimize the volatility that fluctuations in foreign currency have on our cash flows related to purchases and sales denominated in foreign currencies. Under these arrangements, we agree to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates typically with maturities of less than twelve months with some agreements extending to longer periods. These transactions are recorded at fair value with the corresponding gains and losses recorded in interest and other income (expense), net in the unaudited condensed consolidated statements of income and comprehensive income. At September 30, 2018 and December 31, 2017, we had foreign exchange contracts with notional amounts aggregating $113.3 million and $84.2 million, respectively. We will continue to evaluate our currency risks and in the future may utilize foreign currency contracts more frequently.

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

Impact of Commodity Prices

We are exposed to certain commodity risks associated with prices for various raw materials. The prices of copper and certain other raw materials, particularly niobium tin, used to manufacture superconductors have increased significantly over the last decade. Copper and niobium tin are the main components of low temperature superconductors and continued commodity price increases for copper and niobium as well as other raw materials may negatively affect our profitability. Periodically, we enter into commodity forward purchase contracts to minimize the volatility that fluctuations in the price of copper have on our sales of these products. At September 30, 2018 and December 31, 2017, we had fixed price commodity contracts with notional amounts aggregating $7.5 million and $3.0 million, respectively. We will continue to evaluate our commodity risks and may utilize commodity forward purchase contracts more frequently in the future.

Inflation

We do not believe inflation had a material impact on our business or operating results during any of the periods presented.

ITEM 4.                CONTROLS AND PROCEDURES

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and principal accounting officer) by others within our organization. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2018. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, we are subject to regulation by national, state and local government agencies in the United States and other countries in which it operates. From time to time, we are the subject of governmental investigations often involving regulatory, marketing and other business practices. These governmental investigations may result in the commencement of civil and criminal proceedings, fines, penalties and administrative remedies which could have a material adverse effect on our financial position, results of operations and/or liquidity.

In August 2018, the Korea Fair Trade Commission (“KFTC”) informed us that it is conducting an investigation into the public tender bidding activities of a number of life science instrument companies operating in Korea, including Bruker Korea Co., Ltd.  We are cooperating fully with the KFTC regarding this matter and are unable to predict the timing or outcome of this investigation at this time. Revenues from Korea represent less than 3% of our consolidated revenue for the nine month period ended September 30, 2018.

On October 19, 2017, we received a notice of investigation and subpoena to produce documents from the Division of Enforcement of the SEC. The subpoena seeks information related to an employee terminated as part of a restructuring and certain matters involving our policies and accounting practices related to revenue recognition and restructuring activities, as well as related financial reporting, disclosure and compliance matters, since January 1, 2013. The subpoena also seeks information concerning, among other things, our previously identified material weakness in internal controls over the accounting for income taxes, related financial reporting matters and certain payments for non-employee travel expenses. We are producing documents in response to the subpoena and intends to continue to cooperate fully with the SEC’s investigation. Additionally, the Audit Committee of the Company’s Board of Directors, with the assistance of outside counsel, is conducting an internal investigation into practices of certain business partners in China and into the conduct of former employees of the Bruker Optics division in China which raised questions of compliance with laws, including the U.S. Foreign Corrupt Practices Act, and/or compliance with our business policies and code of conduct. The Company has voluntarily disclosed this matter to the SEC and U.S. Department of Justice. At this time, we are unable to predict the duration, scope or outcome of these investigations.

ITEM IA.              RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2017, our Board of Directors approved and we announced the Repurchase Program under which repurchases of our common stock of up to $225.0 million may occur from time to time, in amounts, at prices, and at such times as we deem appropriate, subject to market conditions, legal requirements and other considerations. No repurchases under this program occurred in the three and nine months ended September 30, 2018.  As of September 30, 2018, shares of common stock with an aggregate cost of approximately $152.2 million have been repurchased. Any future repurchases will be funded from cash on hand, future cash flows from operations and available borrowings under the revolving credit facility. The remaining authorization under the Repurchase Program is $72.8 million as of November 5, 2018. The Repurchase Program expires May 11, 2019 and can be suspended, modified or terminated at any time without prior notice.

The following table sets forth all purchases made by or on behalf of us or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the third quarter of 2018.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares (or approximate dollar value) that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31, 2018	—	$—	—	$72,828,939
August 1 - August 31, 2018	4,666	34.74	—	72,828,939
September 1 - September 30, 2018	—	—	—	72,828,939
	4,666	$34.74	—

(1)         Includes 4,666 shares surrendered by participants under our long-term incentive plans to pay taxes upon vesting of restricted stock awards.

(2)         There was no share repurchase activity under the Repurchase Program, as described above, during the three months ended September 30, 2018.

ITEM 6.                EXHIBITS

Exhibit No.	Description
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)
101

The following materials from the Bruker Corporation Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income, (ii) the Unaudited Condensed Consolidated Balance Sheets, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows and (iv) Notes to the Unaudited Condensed Consolidated Financial Statements(1)

(1)         Filed herewith.

(2)         Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUKER CORPORATION

Date: November 9, 2018	By:	/s/ FRANK H. LAUKIEN, PH.D.
Frank H. Laukien, Ph.D. President, Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 9, 2018	By:	/s/ GERALD N. HERMAN
Gerald N. Herman Chief Financial Officer and Vice President (Principal Financial Officer and Principal Accounting Officer)