Form 10-K
period 2018-12-31
BRUKER CORP
filed 2019-03-01
CIK 1109354

Use these links to rapidly review the document

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the fiscal year ended December 31, 2018
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

         The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2018 (the last business day of the registrant's most recently completed second fiscal quarter) was $2,897,458,856, based on the reported last sale price on the Nasdaq Global Select Market. The number of shares of the registrant's common stock outstanding as of February 25, 2019 was 156,741,933.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the information required by Part III of this report (Items 10, 11, 12, 13 and 14) are incorporated by reference from the registrant's Definitive Proxy Statement on Schedule 14A for its 2019 Annual Meeting of Stockholders to be filed within 120 days of the close of the registrant's fiscal year.

BRUKER CORPORATION

ANNUAL REPORT ON FORM 10-K

        Any statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", "seeks", "may", "will", "intend", "estimates", "should" and similar expressions are intended to identify forward-looking statements. Any forward-looking statements contained herein are based on current expectations, but are subject to a number of risks and uncertainties. Forward looking statements include, but are not limited to, statements regarding our intentions regarding our intellectual property, the impact of government contracts and government regulation, our working capital requirements and sufficiency of cash, seasonality of our business, sufficiency of our facilities, our employee relations, the impact of legal proceedings, the impact of changes to tax and accounting rules and changes in law, our anticipated tax rate, our expectations regarding cash dividends, expenses and capital expenditures, the impact of foreign currency exchange rates and changes in commodity prices, and our expectations regarding revenue. The factors that could cause actual future results to differ materially from current expectations include, but are not limited to, risks and uncertainties related to adverse changes in the economic and political conditions in the countries in which we operate, the integration of businesses we have acquired or may acquire in the future, our restructuring and cost-control initiatives, changing technologies, product development and market acceptance of our products, the cost and pricing of our products, manufacturing and outsourcing, competition, dependence on collaborative partners, key suppliers and third party distributors, capital spending and government funding policies, changes in governmental regulations, intellectual property rights, litigation, exposure to foreign currency fluctuations, our ability to service our debt obligations and fund our anticipated cash needs, the effect of a concentrated ownership of our common stock, loss of key personnel, payment of future dividends, climate change and other factors. Many of these factors are described in more detail in this Annual Report on Form 10-K under Item 1A. "Risk Factors" and from time to time in other filings we may make with the Securities and Exchange Commission. While we may elect to update forward-looking statements in the future, we specifically disclaims any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of the filing of this report.

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

PART I

ITEM 1    BUSINESS

Our Business

        We are a developer, manufacturer and distributor of high-performance scientific instruments and analytical and diagnostic solutions that enable our customers to explore life and materials at microscopic, molecular and cellular levels. Many of our products are used to detect, measure and visualize structural characteristics of chemical, biological and industrial material samples. Our products address the rapidly evolving needs of a diverse array of customers in life science research, pharmaceuticals, biotechnology, applied markets, cell biology, clinical research, microbiology, in-vitro diagnostics, nanotechnology and materials science research. Our technology platforms include magnetic resonance technologies, mass spectrometry technologies, gas and liquid chromatography triple quadrupole mass spectrometry technologies, X-ray technologies, spark-optical emission spectroscopy, atomic force microscopy, stylus and optical metrology technology, fluorescence optical microscopy, and infrared and Raman molecular spectroscopy technologies. We also develop, manufacture and distribute a range of field analytical systems for chemical, biological, radiological, nuclear and explosives, or CBRNE, detection. Our infectious disease portfolio includes DNA test strips and fluorescence-based polymerase chain reaction (PCR) technology for specific infectious disease applications. We also develop, manufacture and market high and low temperature superconducting materials and devices based primarily on metallic low temperature superconductors. Our corporate headquarters are located in Billerica, Massachusetts. We maintain major technical and manufacturing centers in Europe and North America, and have sales offices located throughout the world.

        We originally were incorporated in Massachusetts in February 1991, as Bruker Federal Systems Corporation. In February 2000, we reincorporated in Delaware as Bruker Daltonics Inc. In July 2003, we merged with Bruker AXS Inc., and we were the surviving corporation in that merger. In connection with that merger, we changed our name to Bruker BioSciences Corporation and formed two operating subsidiaries, Bruker Daltonics and Bruker AXS. In July 2006, we acquired Bruker Optics Inc. In February 2008, we acquired the Bruker BioSpin group of companies and changed our name to Bruker Corporation.

Business Segments

        We have two reportable segments, Bruker Scientific Instruments (BSI), which represented approximately 90% of our revenues during the year ended December 31, 2018, and Bruker Energy & Supercon Technologies (BEST), which represented the remainder of our revenues. Within BSI, we are organized into three operating segments: the Bruker BioSpin Group, the Bruker CALID Group and the Bruker Nano Group. For financial reporting purposes, the Bruker BioSpin, Bruker CALID and Bruker Nano operating segments are aggregated into the BSI reportable segment because each has similar economic characteristics, production processes, service offerings, types and classes of customers, methods of distribution and regulatory environments.

BSI Segment

  Bruker BioSpin Group

        The Bruker BioSpin Group comprises the Bruker Magnetic Resonance, Applied Industrial and Clinical, Preclinical Imaging and Service and Lifecycle Support Divisions and designs, manufactures and distributes enabling life science tools based on magnetic resonance technology. Magnetic resonance is a natural phenomenon occurring when a molecule placed in a magnetic field gives off a signature radio frequency. The signature radio frequency is characteristic of the particular molecule and provides a multitude of precise chemical and structural information. Depending on the intended application, we market and sell to our customers an NMR system or an EPR system (each as defined below).

        Bruker BioSpin also manufactures and sells single and multiple modality systems using MRI, PET, SPECT, CT and MPI technologies (each as defined below). Bruker BioSpin's products, which have particular application in structural proteomics, drug discovery, pharmaceutical and biotechnology research and production, and the food and materials science fields, provide customers with the ability to determine the structure, dynamics, and function of specific molecules, such as proteins, and to characterize and determine the composition of mixtures.

        The majority of Bruker BioSpin's customers are academic and government research facilities. Other customers include pharmaceutical and biotechnology companies; chemical, food and beverage, clinical and polymer companies, and nonprofit laboratories.

        During 2018, we launched a number of new products and technologies, including new probe technology and the next generation of our honey screener. We also installed a high-field 9.4 Tesla small animal MRI (described below) system with integrated in-line PET (described below). During 2018, we acquired a 51% interest in Mestrelab Research, S.L. which will further expand our software technologies.

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

        During 2018, we launched a number of new mass spectrometry based product solutions and additional workflows, including the MALDI Biotyper "Bologna" work flow, timsTOFProTM for proteomics and the scimaXTM MRMS for biopharma and phenomics. We also acquired an 80% interest in Hain Lifescience GmbH ("Hain") and have the option to acquire the remaining 20% exercisable after 2022. Hain is an infectious disease specialist with a broad range of molecular diagnostics solutions for the detection of microbial and viral pathogens, as well as for molecular antibiotic resistance testing.

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

  •
  MRMS—Magnetic resonance mass spectrometry, including hybrid systems with a quadrupole front end (Q-q-MRMS);

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

        MRMS systems utilize high-field superconducting magnets to offer the highest resolution, selectivity, and mass accuracy currently achievable in mass spectrometry. Our systems based on this technology often eliminate the need for time-consuming separation techniques in complex mixture analyses. In addition, our systems can fragment molecular ions to perform exact mass analysis on all fragments to determine molecular structure. MRMS systems are particularly useful for: the study of structure and function of biomolecules, including proteins, DNA and natural products; complex mixture analysis including body fluids or combinatorial libraries; high-throughput proteomics and metabolomics; and top-down proteomics of intact proteins without the need for enzymatic digestion of the proteins prior to analysis. We offer next-generation hybrid MRMS systems that combine a traditional external quadrupole mass selector and hexapole collision cell with a high-performance MRMS for further ion dissociation, top-down proteomics tools and ultra-high resolution detection.

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

        Customers of our Bruker Nano Group include academic institutions, governmental customers, nanotechnology companies, semiconductor companies, raw material manufacturers, industrial companies, biotechnology and pharmaceutical companies and other businesses involved in materials analysis.

        During 2018, we launched several new products, including an innovative tailorable next generation lattice light sheet, a light sheet clearing module for Neuroscience and a next generation Ultima 2Pplus multiphoton system. We acquired Anasys Instruments Corp., a developer and manufacturer of nanoscale infrared spectroscopy and thermal measurement instruments, JPK Instruments AG, which adds expertise in live-cell imaging, cellular mechanics, adhesion, and molecular force measurements, optical trapping, and biological stimulus-response characterization to Bruker's capabilities and Alicona Imaging GmbH, a provider of optical based dimensional metrology products.

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

Seasonal Nature of Business

        Historically, we have higher levels of revenue in the fourth quarter and lower levels of revenues in the first quarter of the year, which we believe is influenced by our customers' budgeting cycles.

Major Customers

        We have a broad and diversified customer base and we do not depend on any single customer. No single customer accounted for more than 10% of revenue in any of the last three fiscal years or more than 10% of accounts receivable as of December 31, 2018 or 2017.

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

BEST Segment

        BEST competes with Luvata, Western Superconducting Technologies Co., Ltd.(WST), and Jastec Co., Ltd. in low temperature superconducting materials. In addition, BEST competes with Fujikura, SuperPower (a Furukawa company), Superconductor Technologies Inc. and SuNam Co., Ltd.

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

Manufacturing and Supplies

        Several of our manufacturing facilities are certified under ISO 9001:2008 and ISO 13485, an international quality standard. We manufacture and test our magnetic resonance products at our facilities in Faellanden, Switzerland; Wissembourg, France; and Karlsruhe, Germany. We manufacture and test our preclinical imaging products at our facilities in Ettlingen, Germany; Wissembourg, France; Kontich, Belgium; and Faellanden, Switzerland. We manufacture and test our mass spectrometry products, including CBRNE detection products, at our facilities in Bremen, Germany and Leipzig, Germany. We principally manufacture and test our molecular spectroscopy products at our facilities in Ettlingen, Germany. We manufacture and test our X-ray, OES and AFM products at our facilities in Karlsruhe, Germany; Berlin, Germany; Madison, Wisconsin, U.S.A.; Santa Barbara, California, U.S.A.; Kennewick, Washington, U.S.A.; and Migdal Ha'Emek, Israel. We manufacture and test the majority of our energy and superconducting products at our facilities in Hanau, Germany; Bergisch Gladbach, Germany; Perth, Scotland and Carteret, New Jersey, U.S.A. Manufacturing processes at our facilities in Europe, Israel and California, U.S.A. include all phases of manufacturing, such as machining, fabrication, subassembly, system assembly, and final testing. Our other facilities primarily perform high-level assembly, system integration and final testing. We typically manufacture critical components in-house to ensure key competence and outsource to third party manufacturers non-critical components.

        We purchase materials and components from various suppliers that are either standard products or built to our specifications. We obtain some of the components included in our products from a limited group of suppliers or from a single-source supplier for items such as charge coupled device area detectors, X-ray tubes, robotics, infrared optics and others. BEST has an ongoing collaboration and a joint technology development agreement with Allegheny Technologies Incorporated to advance state-of-the-art niobium-based superconductors, including those used in MRI magnets for the medical industry, and preclinical MRI magnets used in the life-science tools industry.

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

BSI Segment

        The research and development performed in the BSI Segment is primarily conducted at our facilities in Bremen, Ettlingen and Karlsruhe, Germany; Faellanden, Switzerland; Wissembourg, France;

Billerica, Massachusetts, U.S.A.; Madison, Wisconsin, U.S.A.; San Jose and Santa Barbara, California, U.S.A.

        The Bruker BioSpin Group maintains technical competencies in core magnetic resonance technologies and single- and multimodal imaging technologies and capabilities, including NMR, EPR, MRI, MPI, PET and CT. Recent projects include the development of solid state dynamic nuclear polarization technologies, an ongoing development that enables gains in sensitivity for NMR, high field EPR instrumentation with dedicated cryogen free magnets, high field magnet technology for preclinical MRI, basic NMR research and quadrupole tuned cryoprobes for biological research, as well as MPI imaging for preclinical application.

        The Bruker CALID Group maintains technical competencies in core mass spectrometry technologies and capabilities, including: MALDI, ESI and EI/CI ion source, TOF, TOF/TOF, ion traps, MRMS, quadrupole and IMS analyzers and bioinformatics. Recent projects include the innovative timsTOF mass spectrometer for separation and analysis of unresolved compounds and conformations. The Bruker CALID Group also maintains technical competencies in core vibrational spectroscopy technologies and capabilities, including FT-IR, NIR and Raman.

        The Bruker Nano Group maintains technical competencies in core X-ray technologies and capabilities, including detectors used to sense X-ray and X-ray diffraction patterns, X-ray sources and optics that generate and focus the X-rays, robotics and sample handling equipment that holds and manipulates the experimental material, and software that generates the structural data. Recent projects include fluorescence microscopy with simultaneous, all-optical stimulation and imaging platforms for optogenetics neuroscience research and light sheet cell microscopy systems which enable brain research and high-resolution live cell research. The Bruker Nano Group also has competencies in AFM technology, which involve sub-angstrom level position and motion control, as well as sub-pico newton force control. The Bruker Nano Group technologies also include 3D optical inference based microscopy, stylus profilometry, tribology testing, nano-indentation, optical fluorescence two-photon microscopy, multipoint scanning microscopy and high-speed, 3D super-resolution florescence microscopy. Recent innovations include elemental analyzer systems for advanced applications and research and simultaneous, all-optical stimulation and imaging platforms for neuroscience applications.

BEST Segment

        The research and development performed in the BEST Segment is primarily conducted at our facilities in Hanau, Bergisch Gladbach and Alzenau, Germany and Carteret, New Jersey, U.S.A. BEST maintains technical competencies in the production and development of low and high temperature superconducting materials and devices. BEST and CERN (European Organization for Nuclear Research, Geneva, Switzerland) have an ongoing research and development agreement to advance the state of art with niobium-tin based superconductors used in particle accelerators and other large scale scientific magnets systems.

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

        Our Bruker AXS subsidiary possesses low-level radiation materials licenses from the local radiation safety authority, Gewerbeaufsichtsamt Karlsruhe, for its facility in Karlsruhe, Germany; and from the local radiation safety authority, Kanagawa Prefecture, for its facility in Yokohama, Japan, as well as from various other countries in which it sells its products. Our Bruker Daltonics subsidiary possesses low-level radiation licenses for facilities in Billerica, Massachusetts and Leipzig, Germany. The U.S. Nuclear Regulatory Commission also has regulations concerning the exposure of our employees to radiation.

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

        We recognize revenue from systems sales upon transfer of control in an amount that reflects the consideration we expect to receive. Transfer of control generally occurs upon shipment, or for certain systems, based upon customer acceptance for a system once delivered and installed at a customer facility. For systems that include customer-specific acceptance criteria, we are required to assess when it can demonstrate the acceptance criteria has been met, which generally is upon successful factory acceptance testing or customer acceptance and evidence of installation. Systems that have been shipped to customers, but not yet accepted by the customer, are included as finished goods in-transit. Finished goods in-transit was $38.3 million and $41.4 million at December 31, 2018 and 2017, respectively. We also have well-equipped applications and demonstration facilities and qualified application personnel who assist customers and provide product demonstrations in specific application areas. In total, we held $67.9 million and $54.5 million of demonstration inventory at December 31, 2018 and 2017, respectively.

Backlog

        Our backlog consists of firm orders under non-cancellable purchase orders received from customers. Total system backlog at December 31, 2018 and 2017 was approximately $1,050 million and $1,010 million, respectively. We anticipate that approximately 84% of the backlog as of December 31, 2018 will be filled in 2019. We generally experience variable and fluctuating revenues in the first three quarters of the year, while our fourth quarter revenues have historically been stronger than the rest of the year. As a result, backlog on any particular date can be indicative of our short-term revenue performance, but is not necessarily a reliable indicator of long-term revenue performance.

Employees

        As of December 31, 2018 and 2017, we had approximately 6,870 and 6,200 full-time employees worldwide, respectively. Of these employees, approximately 1,095 and 1,085 were located in the United States as of December 31, 2018 and 2017, respectively. Our employees in the United States are not unionized or affiliated with any labor organizations. Employees based outside the United States are primarily located in Europe, with worker's councils or labor unions primarily in Germany and France. Several of our international subsidiaries are parties to contracts with labor unions and workers' councils. We believe that we have good relationships with our employees and the workers' councils.

        As of December 31, 2018, we had approximately 3,290 employees in production and distribution, 1,700 employees in selling and marketing and 1,135 employees in research and development, with general and administrative employees representing the remainder. As of December 31, 2017, we had approximately 3,035 employees in production and distribution, 1,482 employees in selling and marketing and 1,000 employees in research and development, with general and administrative employees representing the remainder.

Available Information

        We are subject to the informational requirements of the Securities Exchange Act of 1934 ("Exchange Act"). Therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). Such reports, proxy statements and other information are available on the SEC's website (http://www.sec.gov), including Bruker.

        Our website is located at www.bruker.com. We make available free of charge through this website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with or furnished to the SEC pursuant to Sections 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The contents of our website are not incorporated into this report.

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

        In addition to the foreign currency exposure associated with differences between where our products are manufactured and sold by us and our competitors, our exposure to currency exchange rate fluctuations results from the currency translation exposure associated with the preparation of our consolidated financial statements, as well as from the exposure associated with transactions of our subsidiaries that are denominated in a currency other than the respective subsidiary's functional currency. While our financial results are reported in U.S. Dollars, the financial statements of many of our subsidiaries outside the U.S. are prepared using the local currency as the functional currency. During consolidation, these results are translated into U.S. Dollars by applying appropriate exchange rates. As a result, fluctuations in the exchange rate of the U.S. Dollar relative to the local currencies in which our foreign subsidiaries report could cause significant fluctuations in our reported results. Moreover, as exchange rates vary, revenue and other operating results may differ materially from our expectations. The favorable effects of changes in currency exchange rates increased our 2018 and 2017 revenues by approximately $25.5 million, or 1.4%, and $19.6 million, or 1.2%, respectively. Adjustments resulting from financial statement translations are included as a separate component of shareholders' equity. In the year ended December 31, 2018, we recorded net losses from currency translation adjustments of $25.5 million. In the year ended December 31, 2017, we recorded net gains from currency translation adjustments of $97.1 million.

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

        Our revenue from U.S. operations represented approximately 26% and 25% of total consolidated revenue for fiscal 2018 and 2017, respectively. Our revenue from operations in Europe represented approximately 37% and 38% of total consolidated revenue for the corresponding periods. Our revenue from operations in the Asia Pacific region represented approximately 29% of total consolidated revenue in each of the corresponding periods. Economic factors that could adversely influence demand for our products include uncertainty about global economic conditions leading to reduced levels of investment, changes in government spending levels and/or priorities, the size and availability of government budgets, customers' and suppliers' access to credit and other macroeconomic factors affecting government, academic or industrial spending behavior. Slower economic growth or a deterioration in economic conditions could result in a decrease in government funding for scientific research, a delay in orders from current or potential customers or a reduction in purchases of our products.

        We cannot predict how changes in economic conditions or political instability will affect our customers and suppliers or how any negative impact on our customers and suppliers might adversely impact our business results or financial condition.

We derive a significant portion of our revenue from international sales and are subject to the operational risks of doing business in foreign countries.

        International sales account, and are expected to continue to account, for a significant portion of our total revenues. Our revenue from non-U.S. operations represented approximately 74% and 75% of our total consolidated revenue for fiscal 2018 and 2017, respectively. Our international operations are, and will continue to be, subject to a variety of risks associated with conducting business internationally, many of which are beyond our control. These risks, which may adversely affect our ability to achieve and maintain profitability and our ability to sell our products internationally, include:

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

        The United States has recently announced the implementation of new tariffs on certain imported goods. These additional tariffs could include items imported by us from China or other countries. In addition, China has announced a plan to impose tariffs on a wide range of American products in retaliation for these new American tariffs. There is a concern that the imposition of additional tariffs by the United States, could result in the adoption of additional tariffs by China and other countries as well. Any resulting trade war could negatively impact the global market for scientific instruments and could have a significant adverse effect on our business. The imposition of tariffs on items imported by us from China or other countries could increase our costs and could result in lowering our gross margin on products sold. Additionally, tariffs on items that we export to China could adversely impact our customers' ability to purchase our products and our competitive position in China as well as increase our costs, each of which could have a material adverse effect on our business and results of operations.

        We operate in an environment of evolving foreign laws and legal systems, including those that may occur as a result of the United Kingdom's potential withdrawal from the European Union ("Brexit"). If the U.K. leaves the European Union with no agreement, this could have an adverse impact on labor and trade in addition to creating short-term economic uncertainty and currency volatility. In the absence of a future trade deal, the U.K.'s trade with the European Union and the rest of the world would be subject to tariffs and duties set by the World Trade Organization. Additionally, the movement of goods between the U.K. and the remaining member states of the European Union will be subject to additional inspections and documentation checks, leading to possible delays at ports of entry and departure. These changes to the trading relationship between the U.K. and European Union would likely result in increased cost of goods imported into and exported from the U.K. and may decrease the profitability of our U.K. and other operations. Additional currency volatility could drive a weaker British pound, which may decrease revenue and the profitability of our U.K. operations.

        We must also comply with the European Union General Data Protection Regulation (GDPR) which was effective as of May 2018. The goal of the regulation is to increase individual rights and protections for personal data located in or originating from the European Union. GDPR is extraterritorial in that it applies to all business within the European Union and any business located outside of the European Union that processes personal data of individuals located within the European Union. There are significant fines associated with non-compliance.

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

        Our strategy includes expanding our technology base and product offerings through selected mergers, acquisitions and strategic alliances. For example, from January 1, 2016 to December 31, 2018, we have acquired 20 businesses to expand our technologies and product offerings.

        Successful integration of the businesses we acquire involves a number of risks, including, among others, risks related to:

  •
  coordinating or consolidating geographically separate organizations and integrating personnel with different business backgrounds and corporate cultures;

  •
  integrating previously autonomous departments in sales and marketing, distribution, accounting and administrative functions;

  •
  integrating financial information and management systems;

  •
  the pace of our acquisition activity and the related diversion of already limited resources and management time;

  •
  disruption of our ongoing business;

  •
  potential impairment of relationships with customers as a result of changes in management or otherwise arising out of such transactions; and

  •
  retention of key employees of the acquired businesses within the first one to two years after the acquisition, including the risk that they may compete with us subsequently.

        We may have difficulty developing, manufacturing and marketing the products of a newly acquired company or business in a way that enhances the performance of our combined businesses or product lines. As a result, we may not realize the value from expected synergies. Acquisitions have resulted, and may in the future result, in unexpected significant costs and expenses, including disputes over contingent consideration and complicated accounting for complex transaction structures. In the future, we may be required to record charges to earnings during the period if we determine there is an impairment of goodwill or intangible assets, up to the full amount of the value of the assets.

        We generally assume the liabilities of businesses we acquire, which could include liability for an acquired business' violation of law that occurred before we acquired it. In addition, we have historically acquired smaller, privately held companies that may not have strong cultures of legal compliance or the robust financial controls required of a larger, publicly traded company, and if we fail to implement adequate training, controls, and monitoring of the acquired companies, we could also be liable for post-acquisition legal violations.

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

Goodwill, intangible assets and other long-lived assets are subject to impairment which could negatively impact our operating results.

        We have recorded goodwill, intangible assets and other long-lived assets that must be periodically evaluated for potential impairment. We assess the realizability of the reported goodwill, intangible assets and other long-lived assets annually, as well as whenever events or changes in circumstances indicate that the assets may be impaired. These events or circumstances generally include operating losses or a significant decline in the earnings associated with the reporting unit these assets are reported within. A decline in our stock price and market capitalization may also cause us to consider whether goodwill, intangible assets and other long-lived assets may require an impairment assessment. Our ability to realize the value of these assets will depend on the future cash flows of the reporting unit in addition to how well we integrate the businesses we acquire. We have recorded impairment losses of $0.6 million, $1.1 million and $0.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

        The market for discovery and analysis tools is characterized by rapid technological change and frequent new product introductions. Rapidly changing technology could make some or our entire product lines obsolete unless we are able to continually improve our existing products and develop new products. Because substantially all of our products are based on our technology platforms, including magnetic resonance technology, mass spectrometry technology, X-ray technology, atomic force microscopy technology, fluorescence microscopy technology, stylus and optical metrology technology and infrared technology, we are particularly vulnerable to any technological advances that would make these techniques obsolete as the basis for analytical systems in any of our markets. To meet the evolving needs of our customers, we must rapidly and continually enhance our current and planned products and services and develop and introduce new products and services. In addition, our product lines are based on complex technologies that are subject to rapid change as new technologies are developed and introduced in the marketplace. We may have difficulty in keeping abreast of the rapid changes affecting each of the different markets we serve or intend to serve. If we fail to develop and introduce products in a timely manner in response to changing technology, market demands or the requirements of our customers, our product sales may decline, and we could experience significant losses. Currently in our backlog, we have orders totaling $141.4 million for ultra-high field magnets. If we are unable to reach the technical feasibility for these magnets, we will be unable to fulfill customer orders where alternate arrangements have not been provided for in customer contracts. Additional risks include extraordinary warranty expenses, rework and potential inventory write-offs.

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

We face substantial competition. If we fail to compete effectively, it could harm our business results and materially impact the value of our company.

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

        A substantial portion of our sales of selected products consists of sales to third parties who incorporate our products into their systems. These third parties are responsible for the marketing and sales of their systems. We have little or no control over their marketing and sales activities or how they use their resources. Our present or future strategic partners may or may not purchase sufficient quantities of products from us or perform appropriate marketing and sales activities. In addition, if we are unable to maintain our relationships with strategic partners, our businesses may suffer. Failures by our present or future strategic partners, or our inability to maintain existing or enter into new arrangements with strategic partners for product distribution, could materially impede the growth of our businesses and our ability to generate sufficient revenue and profits.

We face risks related to sales through distributors and other third parties that we do not control, which could harm our business.

        We sell some products through third party agents, including distributors and value-added resellers. This exposes us to various risks, including competitive pressure, concentration of sales volumes, credit risks, and compliance risks. We may rely on one or a few key distributors for a product or market, and the loss of these distributors could reduce our revenue and net earnings. Distributors may also face financial difficulties, including bankruptcy, which could harm our collection of accounts receivables. Risks related to our use of distributors may reduce sales, increase expenses, and weaken our competitive position. Moreover, violations of the FCPA or similar anti-bribery laws by distributors or other third party agents could materially and adversely impact our business, reputation and results of operations.

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

        We have manufacturing facilities located in the United States, Europe, Israel and Malaysia. Many of our products are developed and manufactured at single locations, with limited alternate facilities. If we experience any significant disruption of those facilities for any reason, such as strikes or other labor unrest, power interruptions, fire, earthquakes, or other events beyond our control, we may be unable to manufacture the relevant products at previous levels or at all. A reduction or interruption in manufacturing could harm our customer relationships, impede our ability to generate revenues from our backlog or obtain new orders and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

If employees were to engage in a strike or other work stoppage or interruption, our business, results of operations, financial condition and liquidity could be materially adversely affected.

        Many of our employees are represented by workers' councils and labor unions in certain jurisdictions, primarily in Germany and France. If disputes with these employees arise, or if our workers engage in a strike or other work stoppage or interruption, we could experience a significant disruption of, or inefficiencies in, our operations or incur higher labor costs, which could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

        Because of the scarcity of some components, we may be unable to obtain an adequate supply of components, or we may be required to pay higher prices or to purchase components of lesser quality. Any delay or interruption in the supply of these or other components could impair our ability to manufacture and deliver our products, harm our reputation and cause a reduction in our revenues. In addition, any increase in the cost of the components that we use in our products could make our products less competitive and decrease our gross profits. We may not be able to obtain sufficient quantities of required components on the same or substantially the same terms. Additionally, consolidation among our suppliers could result in other sole source suppliers for us in the future. Other events that could affect our ability to source materials, manufacture or distribute our products include fire, natural disaster or extreme weather and the impact of those events on our and our suppliers' and contract manufacturers' operations.

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

        Bruker BioSpin and its customers also rely on liquid helium to operate superconducting magnets. Helium is controlled by the Federal Helium Reserve and is subject to price changes. Shortages of liquid helium associated with federal price controls or depleted natural reserves could have an adverse impact on producing and operating Bruker BioSpin's superconducting magnets and may also drive increases in helium pricing and negatively impact the profit margins of those products.

Regulations related to "conflict minerals" may cause us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products.

        Regulations require disclosures by public companies of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. This requires the performance of due diligence to determine whether or not such minerals originate from the Democratic Republic of Congo or an adjoining country. These regulations could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacture of our products, including tantalum, tin, gold and tungsten. In addition, there are material costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes or sources of supply as a consequence of such verification activities. As our supply chain is complex and we use contract manufacturers for some of our products, we cannot always sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. In addition, we have encountered challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free, which could place us at a competitive disadvantage if we are unable to do so.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results, which could lead to a loss of investor confidence in our financial statements and have an adverse effect on our stock price.

        Effective internal controls are necessary for us to provide reliable and accurate financial statements and to effectively prevent fraud. However, we cannot be certain that we will be able to prevent future significant deficiencies or material weaknesses. A failure to improve and adapt our financial and operational controls to manage our decentralized business, cover our newly acquired businesses, and comply with our legal obligations could have a material adverse impact on our business and operations. Inadequate internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on investor confidence in our financial statements, the trading price of our stock and our access to capital.

Our manufacture and sale of products could lead to product liability claims for which we could have substantial liability.

        The manufacture and sale of our products expose us to product liability claims if any of our products cause injury or are found otherwise unsuitable during manufacturing, marketing, sale or customer use. In particular, if one of our CBRNE detection products malfunctions, this could lead to civilian or military casualties in a time of unrest, exposing us to increased potential for high-profile liability. If our CBRNE detection products malfunction by generating a false-positive to a potential threat, we could be exposed to liabilities associated with actions taken that otherwise would not have been required. Additionally, the nuclear magnetic resonance, research magnetic resonance imaging, Fourier transform mass spectrometry and certain electron paramagnetic resonance magnets of Bruker BioSpin utilize high magnet fields and cryogenics to operate at approximately 4 Kelvin, the temperature of liquid helium. There is an inherent risk of potential product liability due to the existence of these high magnetic fields, associated stray fields outside the magnet, and the handling of the cryogens associated with superconducting magnets. In addition, our MALDI Biotyper product has an IVD-CE mark and U.S. FDA approval and is used for the identification of microorganisms. Misidentification or a false-negative of certain bacteria, yeasts or fungi could lead to inappropriate treatment for patients, and could expose us to product liability claims.

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

We are subject to environmental laws and regulations, which may impose significant compliance or other costs on us.

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

        We are subject, both directly and indirectly, to the adverse impact of existing and potential future government regulation of our operations and markets. For example, the exportation of our products is subject to U.S. and non-U.S. export control, sanctions, customs, import and anti-boycott laws and regulations, including, as applicable, the International Traffic in Arms Regulations, the Export Administration Regulations and the sanctions laws, regulations and executive orders administered and enforced by the U.S. Department of the Treasury's Office of Foreign Assets Control, and other laws and regulations adopted by the governments or agencies of other countries relating to the same subject matter as the U.S. laws and regulations described above.

        The failure to satisfy export control criteria or obtain necessary clearances could delay or prevent shipment of products, which could adversely affect our revenues and profitability. Failure by us, our employees or others working on our behalf to comply with these laws and regulations could result in administrative, civil or criminal liabilities, including suspension, debarment from bidding for or performing government contracts, suspension of our export privileges, which could have a material adverse effect on us. We frequently team with international subcontractors and suppliers who are also exposed to similar risks. In some cases, compliance with the laws and regulations of one country could violate the laws and regulations of another country. Violations of these laws and regulations could materially adversely affect our brand, international growth efforts and business.

        In addition, as a result of our international operations, we are subject to compliance with various laws and regulations, including the FCPA and local anti-bribery laws in the jurisdictions in which we do business, which generally prohibit companies and their intermediaries or agents from engaging in bribery or making improper payments to foreign officials or their agents. The FCPA also requires proper record keeping and characterization of such payments in our reports filed with the SEC. Despite maintaining policies and procedures that require our employees to comply with these laws and our standards of ethical conduct, we cannot ensure that these policies and procedures will always protect us from intentional, reckless or negligent acts committed by our employees or agents. For example, in 2017 we resolved an investigation of the Korea Fair Trade Commission ("KFTC") into improper bidding by Bruker Korea Co., Ltd. ("Bruker Korea") and several other companies in connection with bids for sales of X-ray systems in 2010 and 2012. In connection with these matters, the KFTC imposed monetary penalties and various Korean governmental entities imposed suspensions on Bruker Korea, with overlapping suspension periods ranging from three to six months. During the periods of these suspensions, which expired in 2017, Bruker Korea was prohibited from bidding for or conducting sales to Korean governmental agencies. Additionally, in August 2018, the KFTC informed us that it is conducting an investigation into the public tender bidding activities of a number of life science instrument companies operating in Korea, including Bruker Korea. We are cooperating fully with the KFTC regarding this matter and are unable to predict the timing or outcome of this investigation at this time.

        On October 19, 2017, we received a notice of investigation and subpoena to produce documents from the Division of Enforcement of the SEC. The subpoena seeks information related to an employee terminated as part of a restructuring and certain matters involving our policies and accounting practices related to revenue recognition and restructuring activities, as well as related financial reporting, disclosure and compliance matters, since January 1, 2013. The subpoena also seeks information concerning, among other things, our previously identified material weakness in internal controls over the accounting for income taxes, related financial reporting matters and certain payments for non-employee travel expenses. We are producing documents in response to the subpoena and intend to continue to cooperate fully with the SEC's investigation. Additionally, the Audit Committee of our Board of Directors, with the assistance of outside counsel, is conducting an internal investigation into practices of certain business partners in China and into the conduct of former employees of the Bruker Optics division in China which raised questions of compliance with laws, including the FCPA, and/or compliance with our business policies and code of conduct. We have voluntarily disclosed this matter to the SEC and U.S. Department of Justice. At this time, we are unable to predict the duration, scope or outcome of these investigations.

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

        We have been, are, and expect to be in the future, subject to inquiries from the government agencies that enforce these regulations, including the U.S. Department of State, the U.S. Department of Commerce, the U.S. FDA, the U.S. Internal Revenue Service, the U.S. Department of Homeland Security, the U.S. Department of Justice, the Securities and Exchange Commission, the Federal Trade Commission, the U.S. Customs and Border Protection and the U.S. Department of Defense, among others, as well as from state or foreign governments and their departments and agencies. As a result, from time to time, the attention of our management and other resources may be diverted to attend to these inquiries. In addition, failure to comply with these regulations or obtain or maintain necessary permits and licenses could result in a variety of fines or other censures or an interruption in our business operations which may have a negative impact on our ability to generate revenues and could adversely affect our financial condition and results of operations.

Our success depends on our ability to operate without infringing or misappropriating the proprietary rights of others.

        Our commercial success depends on avoiding the infringement of other parties' patents and proprietary rights as well as avoiding the breach of any licenses relating to our technologies and products. Given that there may be patents of which we are unaware, particularly in the United States where patent applications are confidential, avoidance of patent infringement may be difficult. Various third parties hold patents which may relate to our technology, and we may be found in the future to infringe these or other patents or proprietary rights of third parties, either with products we are currently marketing or developing or with new products which we may develop in the future. If a third party holding rights under a patent successfully asserts an infringement claim with respect to any of our current or future products, we may be prevented from manufacturing or marketing our infringing product in the country or countries covered by the patent we infringe, unless we can obtain a license from the patent holder. We may not be able to obtain a license on commercially reasonable terms, if at all, especially if the patent holder is a competitor. In addition, even if we can obtain the license, it may be non-exclusive, which will permit others to practice the same technology licensed to us. We also may be required to pay substantial damages to the patent holder in the event of infringement. Under some circumstances in the United States these damages could include damages equal to triple the actual damages the patent holder incurs. If we have supplied infringing products to third parties for marketing by them or licensed third parties to manufacture, use or market infringing products, we may be obligated to indemnify these third parties for any damages they may be required to pay to the patent holder and for any losses the third parties may sustain themselves as the result of lost sales or license payments they are required to make to the patent holder. Any successful infringement action brought against us may also adversely affect marketing of the infringing product in other markets not covered by the infringement action, as well as our marketing of other products based on similar technology. Furthermore, we will suffer adverse consequences from a successful infringement action against us even if the action is subsequently reversed on appeal, nullified through another action or resolved by settlement with the patent holder. The damages or other remedies awarded, if any, may be significant. As a result, any successful infringement action against us may harm our business.

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

We rely on information technology to support our operations and reporting environments. A security failure of that technology, including with respect to cyber security, could impact our ability to operate our businesses effectively, adversely affect our financial results, damage our reputation and expose us to potential liability or litigation.

        We use information systems to carry out our operations and maintain our business records. Some systems are internally managed and some are maintained by third-party service providers. Our ability to conduct business could be materially and adversely affected if these systems or resources are compromised, damaged or fail. This could be a result of a cyber-incident, social engineering scam, natural disaster, hardware or software corruption, failure or error, telecommunications system failure, service provider error or failure, intentional or unintentional personnel actions or other disruption.

        In the ordinary course of business, we collect and store sensitive data, including intellectual property, other proprietary information and personally identifiable information. Despite our security measures, our information technology and infrastructure may be vulnerable to cyber-attacks by hackers or breached due to employee error, malfeasance, or other disruptions. If this data is compromised, destroyed or inappropriately disclosed, it could have a material adverse effect, including damage to our reputation, loss of customers, significant expenses to address and resolve the issues, or litigation or other proceedings by affected individuals, business partners or regulatory authorities.

Our debt may adversely affect our cash flow and may restrict our investment opportunities or limit our activities.

        As of December 31, 2018, we had outstanding an aggregate principal amount of debt totaling approximately $341.1 million, including $220.0 million of senior unsecured notes, $111.6 million of long-term borrowings under our revolving loan facility and $10.0 million of other debt, offset by unamortized debt issuance costs for the senior unsecured notes of $0.5 million. We also had the ability to borrow an additional $387.1 million available under our existing credit facility. Most of our outstanding debt is in the United States and there are substantial cash requirements in the United States to service debt interest obligations, fund operations, capital expenditures and our declared dividends and finance potential acquisitions or share repurchases. Our ability to satisfy our debt obligations and meet our other liquidity needs depends on our future operating performance and on economic, financial, competitive and other factors beyond our control. Our business may not generate sufficient cash flow to meet our debt obligations or provide sufficient funds for our other objectives. If we are unable to service our debt or obtain additional financing, we may be forced to delay strategic acquisitions, capital expenditures or research and development expenditures or suspend our dividend payments and share repurchases. We may not be able to obtain additional financing on terms acceptable to us or at all. Furthermore, a majority of our cash, cash equivalents and short-term investments is generated from foreign operations, with $280.9 million, or 87.1% held by foreign subsidiaries as of December 31, 2018. Our financial condition and results of operations could be adversely impacted if we are unable to maintain a sufficient level of cash flow in the United States to address our funding requirements through cash from operations and timely repatriation of cash from overseas or other sources obtained at an acceptable cost.

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

        We are subject to income taxes in both the United States and various foreign jurisdictions and our domestic and international tax liabilities are largely dependent upon the distribution of income among these different jurisdictions. Various factors may have favorable or unfavorable effects on our effective income tax rate. These factors include interpretations of existing tax laws, the accounting for stock options and other share-based compensation, changes in tax laws and rates, future levels of research and development spending, changes in accounting standards, changes in the mix of earnings in the various tax jurisdictions in which we operate, the outcome of examinations by the U.S. Internal Revenue Service and other tax authorities, the accuracy of our estimates for unrecognized tax benefits and realization of deferred tax assets and changes in overall levels of pre-tax earnings. A change in tax laws, treaties or regulations, or their interpretation, of any country in which we operate could result in a higher tax rate on our earnings, which could result in a significant negative impact on our earnings and cash flow from operations. In addition to the passage of the Tax Cuts and Jobs Act in the United States, there are currently multiple initiatives for comprehensive tax reform underway in other key jurisdictions where we have operations. We continue to assess the impact of the U.S. Tax Cuts and Jobs Act as well as various international tax reform proposals and modifications to existing tax treaties in all jurisdictions where we have operations that could result in a material impact on our income taxes. We cannot predict whether any other specific legislation will be enacted or the terms of any such legislation. However, if such proposals were enacted, or if modifications were to be made to certain existing treaties, the consequences could have a materially adverse impact on us, including increasing our tax burden, increasing costs of our tax compliance or otherwise adversely affecting our financial condition, results of operations and cash flows.

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

The ownership of our shares is concentrated, which could cause or exacerbate volatility in our share price and gives certain stockholders significant influence over us.

        As of February 25, 2019, Laukien family members, including our Chairman, President and Chief Executive Officer Frank Laukien and former director Joerg Laukien, owned, in the aggregate, approximately 34.0% of our outstanding common stock. We may also repurchase shares in the future, which could further increase the concentration of our share ownership. Because of this reduced liquidity, the trading of relatively small quantities of shares by our stockholders could disproportionately influence the market price of our common stock in either direction. The price for our shares could, for example, decline precipitously if a large number of our shares were sold on the market without commensurate demand, as compared to a company with greater trading liquidity that could better absorb those sales without adverse impact on its share price.

        These stockholders may also exercise substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This could have the effect of delaying or preventing a change in control of our company and will make some transactions difficult to accomplish without the support of these stockholders.

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

The loss of key personnel or an inability to attract and retain additional personnel could affect our ability to successfully grow our business.

        We are highly dependent upon the continued service and performance of our senior management and key technical, scientific and production personnel, any of whom may cease their employment with us at any time with minimal advance notice. Because the expertise of these individuals is highly specific and takes years to develop, we face intense competition for these individuals from many other companies. The loss of one or more of our key employees may significantly delay or prevent the achievement of our business objectives, and our failure to attract and retain suitably qualified individuals or to adequately plan for succession could have an adverse effect on our ability to implement our business plan.

Dividends on our common stock could be reduced or eliminated in the future.

        In recent years, we have paid dividends on our common stock. In February 2019, we announced that our Board had declared a quarterly dividend of $0.04 per share that will be payable in March 2019. There is no guarantee that such dividends will continue indefinitely. In the future, our Board may determine to reduce or eliminate our common stock dividend in order to fund investments for growth, repurchase shares or conserve capital resources.

ITEM 1B    UNRESOLVED STAFF COMMENTS

        Not applicable.

ITEM 2    PROPERTIES

        We believe that our existing principal facilities are well maintained and in good operating condition and that they are adequate for our foreseeable business needs.

        In addition to the principal facilities noted below, we lease additional facilities for sales, applications and service support in various countries throughout the world including Australia, Austria, Belgium, Brazil, China, Czech Republic, France, Germany, Hong Kong, India, Israel, Italy, Japan, Kenya, Malaysia, Mexico, Netherlands, Norway, Poland, Portugal, Russia, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan, Thailand, Turkey, the United Kingdom and the United States. If we should require additional or alternative facilities, we believe that such facilities can be obtained on short notice at competitive rates.

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

  •
  an owned 306,000 square foot facility and a leased 70,000 square foot facility in Faellanden, Switzerland; and

  •
  an owned 175,000 square foot facility and a leased 16,000 square foot facility in Wissembourg, France.

        Bruker CALID's three principal facilities are located in Bremen, Ettlingen and Leipzig, Germany. These facilities, which incorporate manufacturing, research and development, application and demonstration, marketing and sales and administration functions for the mass spectrometry and CBRNE businesses of Bruker CALID, include:

  •
  an owned 270,000 square foot facility in Bremen, Germany;

  •
  an owned 205,000 square foot facility in Ettlingen, Germany;

  •
  an owned 165,000 square foot facility in Leipzig, Germany; and

  •
  a leased 87,000 square foot facility in Nehren, Germany.

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

  •
  a leased 29,000 foot facility in Graz, Austria; and

  •
  a leased 22,000 square foot facility in Migdal Ha'Emek, Israel.

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

  •
  a leased 100,000 square foot facility in Bergisch Gladbach, Germany;

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

        We are subject to regulation by national, state and local government agencies in the United States and other countries in which we operate. From time to time, we are the subject of governmental investigations often involving regulatory, marketing and other business practices. These governmental investigations may result in the commencement of civil and criminal proceedings, fines, penalties and administrative remedies which could have a material adverse effect on our financial position, results of operations and/or liquidity.

        In August 2018, the KFTC informed us that it is conducting an investigation into the public tender bidding activities of a number of life science instrument companies operating in Korea, including Bruker Korea Co., Ltd. We are cooperating fully with the KFTC regarding this matter and are unable to predict the timing or outcome of this investigation at this time. Revenues from Korea represent less than 3% of the our consolidated revenue for the twelve-month period ended December 31, 2018.

        On October 19, 2017, we received a notice of investigation and subpoena to produce documents from the Division of Enforcement of the SEC. The subpoena seeks information related to an employee terminated as part of a restructuring and certain matters involving our policies and accounting practices related to revenue recognition and restructuring activities, as well as related financial reporting, disclosure and compliance matters, since January 1, 2013. The subpoena also seeks information concerning, among other things, our previously identified material weakness in internal controls over the accounting for income taxes, related financial reporting matters and certain payments for non-employee travel expenses. We are producing documents in response to the subpoena and intend to continue to cooperate fully with the SEC's investigation. Additionally, the Audit Committee of our Board of Directors, with the assistance of outside counsel, is conducting an internal investigation into practices of certain business partners in China and into the conduct of former employees of the Bruker Optics division in China which raised questions of compliance with laws, including the FCPA, and/or compliance with our business policies and code of conduct. We have voluntarily disclosed this matter to the SEC and U.S. Department of Justice. At this time, we are unable to predict the duration, scope or outcome of these investigations.

ITEM 4    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Prices

        Our common stock is traded on the Nasdaq Global Select Market under the symbol "BRKR."

        As of February 25, 2019, there were approximately 79 holders of record of our common stock. This number does not include individual beneficial owners of shares held in nominee name or within clearinghouse positions of brokerage firms and banks.

Recent Sales of Unregistered Securities

        There were no unregistered sales of equity securities during the fourth quarter of 2018.

Issuer Purchases of Equity Securities

        In May 2017, our Board of Directors approved and we announced a repurchase program under which repurchases of our common stock of up to $225.0 million may occur from time to time, in amounts, at prices, and at such times as we deem appropriate, subject to market conditions, legal requirements and other considerations (the "Repurchase Program"). No repurchases under this program occurred in the year ended December 31, 2018. As of December 31, 2018, shares of common stock with an aggregate cost of approximately $152.2 million have been repurchased. Any future repurchases will be funded from cash on hand, future cash flows from operations and available borrowings under our revolving credit facility. The remaining authorization under the Repurchase Program is $72.8 million as of February 25, 2019. The Repurchase Program expires May 11, 2019 and can be suspended, modified or terminated at any time without prior notice.

Stock Price Performance Graph

        The graph below shows the cumulative stockholder return, assuming the investment of $100 (and the reinvestment of any dividends thereafter) for the period beginning on December 31, 2013 and ending on December 31, 2018, for our common stock, stocks traded on Nasdaq, and a peer group consisting of U.S. public companies with a Standard Industry Classification, or SIC, code 3826 Laboratory Analytical Instruments. The stock price performance of Bruker Corporation shown in the following graph is not indicative of future stock price performance.

Comparison of Five Year Cumulative Total Return
Assumes Initial Investment of $100
December 2018

Cumulative Total Return Index for:	2013	2014	2015	2016	2017	2018
Bruker Corporation	$100.0	$99.2	$122.8	$107.8	$175.7	$153.2
Nasdaq Stock Market (US companies)	100.0	115.3	124.2	136.4	145.8	143.4
SIC Code 3826 Laborartory Analytical Instruments	100.0	119.4	130.1	123.0	188.8	198.2

        The data for this performance graph was compiled by Zack's Investment Research, Inc. and is used with its permission.

ITEM 6    SELECTED FINANCIAL DATA

        The consolidated statements of income and comprehensive income data for each of the years ended December 31, 2018, 2017 and 2016, and the consolidated balance sheet data as of December 31, 2018 and 2017, have been derived from our audited consolidated financial statements included in Item 8 in this Annual Report on Form 10-K.

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

	Year Ended December 31,
	2018(1)	2017(2)	2016(3)	2015(4)	2014(5)
	(in millions, except per share data)
Consolidated/Combined Statements of Income Data:
Product revenue	$1,576.6	$1,479.5	$1,345.4	$1,381.1	$1,571.9
Service revenue	311.7	278.2	254.7	235.5	231.8
Other revenue	7.3	8.2	11.2	7.2	5.2
Total revenue	1,895.6	1,765.9	1,611.3	1,623.8	1,808.9
Total costs and operating expenses	1,633.2	1,546.4	1,429.5	1,463.6	1,702.9
Operating income	262.4	219.5	181.8	160.2	106.0
Net income attributable to Bruker Corporation	179.7	78.6	153.6	101.6	56.7
Net income per common share attributable to
Bruker Corporation shareholders:
Basic	$1.15	$0.50	$0.95	$0.60	$0.34
Diluted	$1.14	$0.49	$0.95	$0.60	$0.33
Cash dividends declared per common share	$0.16	$0.16	$0.16	$—	$—

(1)
2018 includes $9.4 million of restructuring costs and $0.6 million of impairment of other long-lived assets.

(2)
2017 includes $16.2 million of restructuring costs and $1.1 million of impairment of other long-lived assets and includes $68.9 million of incremental income tax provision related to the 2017 Tax Act.

(3)
2016 includes $20.8 million of restructuring costs and $0.8 million of impairment of other long-lived assets.

(4)
2015 includes $29.3 million of restructuring costs and $4.6 million of impairment of goodwill, definite-lived intangible assets and other long-lived assets.

(5)
2014 includes $36.1 million of restructuring costs and $11.5 million of impairment of definite-lived intangible assets and other long-lived assets.

	Year Ended December 31,
	2018 (1)	2017	2016 (2)	2015	2014
	(in millions)
Consolidated/Combined Balance Sheet Data:
Cash and cash equivalents	$322.4	$325.0	$342.4	$267.1	$319.5
Short-term investments	—	114.2	157.9	201.2	178.0
Working capital (3)	705.0	834.3	751.2	677.0	783.6
Total assets	2,128.6	1,948.5	1,808.4	1,730.0	1,863.7
Total debt	341.1	415.6	411.7	265.8	353.9
Other long-term liabilities	279.0	274.9	199.0	177.4	156.2
Redeemable noncontrolling interest	22.6	—	—	—	—
Total shareholders' equity	905.1	733.5	693.1	732.9	771.7

(1)
In 2018, the Company acquired 80% of Hain LifeScience GmbH. As part of the agreement, there is a right to purchase/right to sell the remaining 20% of the entity.

(2)
In 2016, the Company adopted Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, and reclassified the debt issuance costs associated with the senior unsecured notes to a reduction of the carrying amount of debt instead of as an other asset as of each of the years presented above. The impact was $0.9 million and $1.1 million in each of the years ended December 31, 2015 and 2014 respectively.

(3)
Working capital is defined in the above table as current assets less current liabilites.

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, describes the principal factors affecting the results of our operations, financial condition and changes in financial condition, as well as our critical accounting policies and estimates. Our MD&A is organized as follows:

  •
  Safe-harbor and Non-GAAP Financial Measures.  This section provides appropriate disclosures regarding forward looking statements and our use of Non-GAAP financials measures.

  •
  Overview. This section provides a brief discussion of our reportable segments' results of operations, significant recent developments in our businesses, and challenges and risks that may impact our businesses in the future.

  •
  Results of Operations.  This section provides our analysis of the significant line items on our consolidated statements of income and comprehensive income for the year ended December 31, 2018 compared to the year ended December 31, 2017 and for the year ended December 31, 2017 compared to the year ended December 31, 2016.

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

SAFE-HARBOR AND NON-GAAP FINANCIAL MEASURES

        Statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, which express that we "believe," "anticipate," "plan," "expect," "seek," "estimate," or "should," as well as other statements which are not historical fact, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Actual events or results may differ materially from those set forth in forward-looking statements. Certain factors that might cause such a difference are discussed in "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K for the year ended December 31, 2018.

        Although our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP), we believe describing revenue and expenses, excluding the effects of foreign currency, acquisitions and divestitures, as well as certain other charges, net, provides meaningful supplemental information regarding our performance. Specifically, management believes that organic revenue and free cash flow, both non-GAAP financial measures, as well as non-GAAP gross profit margin and non-GAAP operating margin, provide relevant and useful information that is widely used by equity analysts, investors and competitors in our industry, as well as by our management, in assessing both consolidated and business unit performance. We define the term organic revenue as GAAP revenue excluding the effect of foreign currency translation changes and the effect of acquisitions and divestitures. We define the term non-GAAP gross profit margin as GAAP gross profit margin with certain non-GAAP measures excluded and non-GAAP operating margin as GAAP operating margin with certain non-GAAP measures excluded. These non-GAAP measures exclude costs related to restructuring actions, acquisition and related integration expenses, amortization of acquired intangible assets, costs associated with our global information technology transition initiative, and other non-operational costs that are infrequent or non-recurring in nature and we believe these are useful measures to evaluate our continuing business.

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

OVERVIEW

        We are a developer, manufacturer and distributor of high-performance scientific instruments and analytical and diagnostic solutions that enable our customers to explore life and materials at microscopic, molecular and cellular levels. Our corporate headquarters are located in Billerica, Massachusetts. We maintain major technical and manufacturing centers in Europe and North America, and we have sales offices located throughout the world. Bruker is organized into four operating segments: the Bruker BioSpin Group, the Bruker CALID Group, the Bruker Nano Group and the Bruker Energy & Supercon Technologies (BEST) Segment.

        For the year ended December 31, 2018, our revenue increased by $129.7 million, or 7.3%, to $1,895.6 million, compared to $1,765.9 million for the year ended December 31, 2017. Included in revenue were increases of approximately $28.2 million attributable to our recent acquisitions and approximately $25.5 million from the impact of foreign currency translation due to a weaker average U.S. Dollar exchange rate relative to the Euro and other currencies in the year ended December 31, 2018 compared to the year ended December 31, 2017. Excluding the effects of foreign currency translation and our recent acquisitions, our organic revenue, a non-GAAP measure, increased by $76.0 million, or 4.3%.

        Our gross profit margin increased to 47.5% for the year ended December 31, 2018 as compared to 46.2% during the year ended December 31, 2017. The increase in gross profit margin resulted primarily from strong operating leverage, favorable product mix and the impact of operational improvements. These positive effects were partially offset by unfavorable foreign currency translation.

        Our operating margin increased to 13.8% for the year ended December 31, 2018 from 12.4% during the year ended December 31, 2017, demonstrating operating leverage following Bruker's multi-year operational transformation, while appropriately investing in our strategic growth areas. Our operating margin increased in the year ended December 31, 2018 due primarily to positive operating leverage on higher sales and operational improvements. These factors more than offset significant negative foreign currency translation effects, which occurred primarily in the first half of the year.

        The income tax provision in the years ended December 31, 2018 and December 31, 2017 was $63.7 million and $117.5 million, respectively, representing effective tax rates of 26.0% and 59.4%, respectively. The decrease in our effective tax rate for the year ended December 31, 2018, compared to 2017, was primarily attributable to the impact of U.S. tax reform related charges in 2017. Our tax rate may change over time as the amount and mix of jurisdictional income changes.

        Earnings per share increased to $1.14 per diluted share for the year ended December 31, 2018 compared to $0.49 per diluted share for the year ended December 31, 2017. The increase compared to the prior year was driven primarily by revenue growth, higher gross and operating profit and the absence of U.S. tax reform related charges, which resulted in a significantly higher effective tax rate in the year ended December 31, 2017.

        Operating cash flow for the year ended December 31, 2018 was a source of cash of $239.7 million. For the year ended December 31, 2018, our free cash flow, a non-GAAP measure, was $190.5 million, calculated as follows:

	Year Ended December 31,
	2018	2017	2016
Net cash provided by operating activities	$239.7	$154.4	$130.8
Less: Purchases of property, plant and equipment	49.2	43.7	37.1

Free Cash Flow	$190.5	$110.7	$93.7

        For the year ended December 31, 2018, our free cash flow was 72.1% higher than for the year ended December 31, 2017 primarily attributable to higher net earnings adjusted for non-cash items and the timing of customer payments, offset by a slight increase in capital expenditures.

        On February 22, 2016, we announced the establishment of a dividend policy and the declaration by our Board of Directors of an initial quarterly cash dividend in the amount of $0.04 per share of our issued and outstanding common stock. Dividends amounting to $25.1 million and $25.4 million were paid during the years ended December 31, 2018 and 2017, respectively. Future dividend payments, if any are subject to approval of our Board of Directors. We are targeting a cash dividend to our shareholders in the amount of $0.16 per share per annum, payable in equal quarterly installments.

        In the years ended December 31, 2018 and 2017, we completed various acquisitions that complemented our existing market offerings and added aftermarket and software capabilities. The impact of the acquired companies on revenues, net income and total assets was not material.

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

RESULTS OF OPERATIONS

  Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Consolidated Results

        The following table presents our results for the years ended December 31, 2018 and 2017 (dollars in millions, except per share data):

	Year Ended December 31,
	2018	2017
Product revenue	$1,576.6	$1,479.5
Service revenue	311.7	278.2
Other revenue	7.3	8.2

Total revenue	1,895.6	1,765.9
Cost of product revenue	801.1	787.7
Cost of service revenue	193.4	160.8
Cost of other revenue	1.1	1.4

Total cost of revenue	995.6	949.9

Gross profit	900.0	816.0
Operating expenses:
Selling, general and administrative	444.7	415.2
Research and development	173.4	161.6
Other charges	19.5	19.7

Total operating expenses	637.6	596.5

Operating income	262.4	219.5
Interest and other income (expense), net	(17.7)	(21.7)

Income before income taxes and noncontrolling interest in consolidated subsidiaries	244.7	197.8
Income tax provision	63.7	117.5

Consolidated net income	181.0	80.3
Net income attributable to noncontrolling interest in consolidated subsidiaries	1.3	1.7

Net income attributable to Bruker Corporation	$179.7	$78.6

Net income per common share attributable to
Bruker Corporation shareholders:
Basic	$1.15	$0.50
Diluted	$1.14	$0.49
Weighted average common shares outstanding:
Basic	156.2	158.1
Diluted	157.2	159.1

Revenue

        For the year ended December 31, 2018, our revenue increased by $129.7 million, or 7.3%, to $1,895.6 million, compared to $1,765.9 million for the year ended December 31, 2017. Included in revenue were increases of approximately $28.2 million attributable to our recent acquisitions and approximately $25.5 million from the impact of foreign currency translation due to a weaker average U.S. Dollar exchange rate relative to the Euro and other currencies in the year ended December 31, 2018 compared to the year ended December 31, 2017. Excluding the effects of foreign currency translation and our recent acquisitions, our organic revenue, a non-GAAP measure, increased by $76.0 million, or 4.3%.

Gross Profit

        Our gross profit for the year ended December 31, 2018 was $900.0 million, resulting in a gross profit margin of 47.5%, compared to $816.0 million, resulting in a gross profit margin of 46.2%, for the year ended December 31, 2017. Included in gross profit were various charges for amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring costs totaling $28.7 million and $36.1 million for the years ended December 31, 2018 and 2017, respectively. Excluding these charges, our non-GAAP gross profit margins were 49.0% and 48.3% in the years ended December 31, 2018 and 2017, respectively. Our GAAP and non-GAAP gross profit margin increased in the year ended December 31, 2018 due to positive operating leverage on higher sales volume and favorable product mix, partially offset by unfavorable foreign currency translation effects.

Selling, General and Administrative

        Our selling, general and administrative expenses for the year ended December 31, 2018 increased to $444.7 million, or 23.5% of revenue, from $415.2 million, or 23.5% of revenue, for the year ended December 31, 2017. The increase was primarily caused by additional expenses associated with recent acquisitions in our Bruker Nano Group and Bruker CALID Group, select investments and foreign currency translation effects.

Research and Development

        Our research and development expenses for the year ended December 31, 2018 increased to $173.4 million, or 9.1% of revenue, from $161.6 million, or 9.2% of revenue, for the year ended December 31, 2017. The increase was driven primarily by additional expenses associated with recent acquisitions and foreign currency translation effects.

Other Charges, Net

        Other charges, net was $19.5 million for the year ended December 31, 2018, of which $19.4 million related to the BSI Segment and $0.1 million related to the BEST Segment. The charges consisted primarily of $6.8 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives, $3.4 million of acquisition-related charges related to acquisitions completed in 2018 and 2017, $4.8 million of costs associated with our global information technology (IT) transformation initiative and $4.5 million related to professional fees.

        Other charges, net was $19.7 million for the year ended December 31, 2017, of which $18.7 million related to the BSI Segment and $1.0 million related to the BEST Segment. The charges consisted primarily of $10.6 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives, $4.5 million related primarily to additional contingent consideration recognized for the acquisition of Jordan Valley Semiconductors, Ltd. ("Jordan Valley") based upon an increase in revenue levels of the acquired business which increased the amount of expected earn out payments, $4.2 million of costs associated with our global IT transformation initiative and impairment charges of $0.2 million comprised of other long-lived assets related to the restructuring actions.

        In 2019, we expect to incur $5.0 to $10.0 million of expense related to various outsourcing initiatives and other restructuring activities that were implemented in 2018 or will commence in 2019.

        At December 31, 2018 and 2017, we performed our annual goodwill and indefinite-lived intangible impairment evaluation and concluded the fair values of each of our reporting units were significantly greater than their carrying amounts, and therefore, no additional impairment is required.

        We will continue to monitor goodwill and long-lived intangible assets, as well as long-lived tangible assets, for possible future impairment.

Operating Income

        Operating income for the year ended December 31, 2018 was $262.4 million, resulting in an operating margin of 13.8%, compared to income from operations of $219.5 million, resulting in an operating margin of 12.4%, for the year ended December 31, 2017. The operating margin expansion was primarily due to increased revenue, favorable product mix at the BSI and BEST Segments, as well as ongoing operational improvements. This was partially offset by negative foreign currency translation effects, which occurred primarily in the first half of the year. Included in operating income were various charges for amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring costs totaling $55.5 million and $61.4 million for the years ended December 31, 2018 and 2017, respectively. Excluding these charges, our non-GAAP operating margins were 16.8% and 15.9% in the years ended December 31, 2018 and 2017, respectively. Our GAAP and non-GAAP operating margin increased in the year ended December 31, 2018 despite significant unfavorable foreign currency translation effects.

Interest and Other Income (Expense), Net

        Interest and other income (expense), net during the year ended December 31, 2018 was ($17.7) million, compared to ($21.7) million for the year ended December 31, 2017.

        During the year ended December 31, 2018, the major components within interest and other income (expense), net were net interest expense of $11.4 million, realized and unrealized losses on foreign currency denominated transactions of $3.0 million and $3.9 million related to pension plan expenses.

        During the year ended December 31, 2017, the major components within interest and other income (expense), net were net interest expense of $14.6 million, realized and unrealized losses on foreign currency denominated transactions of $5.5 million and $4.8 million related to pension plan expenses, partially offset by $2.1 million of proceeds from a cargo insurance settlement and a gain on acquisition of $0.6 million. The $0.6 million gain on acquisition related to the acquisition of MERLIN Diagnostika GmbH ("MERLIN") within the BSI Segment as the value of the assets purchased exceeded the consideration paid.

        The 2017 interest and other income (expense), net amounts have been revised to reflect the adoption of ASU 2017-07 related to the reclassification of certain pension costs.

Income Tax Provision

        The income tax provision in the years ended December 31, 2018 and 2017 was $63.7 million and $117.5 million, respectively, representing effective tax rates of 26.0% and 59.4%, respectively. The decrease in our effective tax rate for the year ended December 31, 2018, compared to 2017, was primarily attributable to the absence of U.S. tax reform related charges which significantly increased the income tax provision in 2017. Our tax rate may change over time as the amount and mix of jurisdictional income changes.

        We expect our effective income tax rate to be approximately 25.0% for the year ended December 31, 2019.

Net Income Attributable to Noncontrolling Interests

        Net income attributable to noncontrolling interests and redeemable noncontrolling interest for the year ended December 31, 2018 was $1.3 million compared to $1.7 million for the year ended December 31, 2017. The net income attributable to noncontrolling interests and redeemable noncontrolling interest represented the minority shareholders' proportionate share of the net income recorded by our majority-owned indirect subsidiaries.

Net Income Attributable to Bruker Corporation

        Our net income attributable to Bruker Corporation for the year ended December 31, 2018 was $179.7 million, or $1.14 per diluted share, compared to net income of $78.6 million, or $0.49 per diluted share, for 2017. The increase for the year ended December 31, 2018 was primarily driven by higher revenues, operational improvements and the absence of U.S. tax reform related charges that were incurred in 2017, as noted above.

Segment Results

Revenue

        The following table presents revenue, change in revenue, and revenue growth by reportable segment for the years ended December 31, 2018 and 2017 (dollars in millions):

	2018	2017	Dollar Change	Percentage Change
BSI	$1,707.0	$1,583.9	$123.1	7.8%
BEST	194.8	191.2	3.6	1.9%
Eliminations (a)	(6.2)	(9.2)	3.0

	$1,895.6	$1,765.9	$129.7	7.3%

(a)
Represents product and service revenue between reportable segments.

BSI Segment Revenues

        For financial reporting purposes, we aggregate the Bruker BioSpin, Bruker CALID and Bruker Nano operating segments into the Bruker Scientific Instruments (BSI) reportable segment, which represented approximately 90% of our revenues during the year ended December 31, 2018. This aggregation reflects these operating segments' similar economic characteristics, production processes, customer services provided, types and classes of customers, methods of distribution and regulatory environments. Our BEST Segment is our other reportable segment and represents the remainder of our revenues.

        BSI Segment revenue increased by $123.1 million, or 7.8%, to $1,707.0 million for the year ended December 31, 2018, compared to $1,583.9 million for the year ended December 31, 2017. Included in revenue was an increase of approximately $28.2 million related to our recent acquisitions and approximately $20.5 million from the impact of foreign currency translation due to a weaker average U.S. Dollar exchange rate relative to the Euro and other currencies in the year ended December 31, 2018 compared to the year ended December 31, 2017. Excluding the effects of foreign currency translation and our recent acquisitions, organic revenue, a non-GAAP measure, increased by $74.4 million, or 4.7%.

        Bruker BioSpin Group revenue increased by $19.2 million to $591.1 million for the year ended December 31, 2018, compared to $571.9 million for the year ended December 31, 2017. The Bruker

BioSpin Group revenue increase was primarily attributable to the biopharma, clinical research, applied and aftermarket businesses.

        Bruker CALID Group revenue increased by $48.8 million to $547.8 million for the year ended December 31, 2018 compared to $499.0 million for the year ended December 31, 2017. The Bruker CALID Group revenue increase was primarily the result of strong performance in the microbiology, life science mass spectrometry and FTIR/NIR molecular spectroscopy businesses, together with contributions from our recent microbiology and diagnostics acquisitions. The strong performance in our mass spectrometry and molecular spectroscopy businesses was offset in part by a decline in revenue for CBRNE products.

        Bruker Nano Group revenue increased by $55.1 million to $568.1 million for the year ended December 31, 2018, compared to $513.0 million for the year ended December 31, 2017. The Bruker Nano Group revenue increase was primarily driven by solid performance in academic and industrial materials research markets for our X-Ray, nano surfaces and nano analysis tools, partially offset by lower revenue from semiconductor metrology markets. The Bruker Nano Group also benefited from contributions from recent acquisitions, mainly Anasys Instruments and JPK Instruments.

        System revenue and aftermarket revenue as a percentage of total BSI Segment revenue were as follows during the years ended December 31, 2018 and 2017 (dollars in millions):

	2018		2017
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System revenue	$1,223.7	71.7%	$1,147.1	72.4%
Aftermarket revenue	483.3	28.3%	436.8	27.6%

Total revenue	$1,707.0	100.0%	$1,583.9	100.0%

BEST Segment Revenues

        BEST Segment revenue increased by $3.6 million, or 1.9%, to $194.8 million for the year ended December 31, 2018, compared to $191.2 million for the year ended December 31, 2017. The modest increase in revenue in the year ended December 31, 2018 over the prior year was due to a $5.0 million favorable foreign currency translation effect caused by the fluctuation of the U.S. Dollar versus the Euro.

        System and wire revenue and aftermarket revenue as a percentage of total BEST Segment revenue were as follows during the years ended December 31, 2018 and 2017 (dollars in millions):

	2018		2017
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System and wire revenue	$191.2	98.2%	$187.7	98.2%
Aftermarket revenue	3.6	1.8%	3.5	1.8%

Total revenue	$194.8	100.0%	$191.2	100.0%

Gross Profit and Operating Expenses

        For the year ended December 31, 2018, gross profit margin in the BSI Segment increased to 50.7% from 49.8% in the year ended December 31, 2017. The increase in gross profit margin resulted primarily from growth in revenue, favorable product mix and the impact of operational improvements, partially offset by negative foreign currency translation effects. BEST Segment gross profit margin increased to 17.9% from 15.3% for the year ended December 31, 2017. The increase in gross profit margin resulted primarily from favorable product mix and the impact of operational improvements.

        For the year ended December 31, 2018, selling, general and administrative expenses and research and development expenses in the BSI Segment increased to $597.9 million, or 35.0% of segment revenue, from $556.0 million, or 35.1% of segment revenue, for the comparable period in 2017. Selling, general and administrative expenses and research and development expenses in the BEST Segment decreased to $20.2 million, or 10.4% of segment revenue, in 2018 compared to $20.7 million, or 10.8% of segment revenue, in 2017. The decrease in operating expenses as a percentage of revenue was primarily attributable to decreased spending during the year ended December 31, 2018.

Operating Income

        The following table presents operating income and operating margins on revenue by reportable segment for the years ended December 31, 2018 and 2017 (dollars in millions):

	2018		2017
	Operating Income	Percentage of Segment Revenue	Operating Income	Percentage of Segment Revenue
BSI	$247.9	14.5%	$213.4	13.5%
BEST	14.5	7.4%	7.4	3.9%
Corporate, eliminations and other (a)	—		(1.3)

Total operating income	$262.4	13.8%	$219.5	12.4%

(a)
Represents corporate costs and eliminations not allocated to the reportable segments.

        BSI Segment operating income for the year ended December 31, 2018 was $247.9 million, resulting in an operating margin of 14.5%, compared to income from operations of $213.4 million, resulting in an operating margin of 13.5%, for the year ended December 31, 2017. The operating margin increased primarily as a result of increased revenue, favorable product mix and ongoing operational improvements, partially offset by negative foreign currency translation effects, which occurred primarily in the first half of 2018.

        BEST Segment operating income for the year ended December 31, 2018 was $14.5 million, resulting in an operating margin of 7.4%, compared to operating income of $7.4 million, resulting in an operating margin of 3.9%, for the year ended December 31, 2017. The increase in operating margin was primarily due to favorable product mix and operational improvements.

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Consolidated Results

        The following table presents our results for the years ended December 31, 2017 and 2016 (dollars in millions, except per share data):

	Year Ended December 31,
	2017	2016
Product revenue	$1,479.5	$1,345.4
Service revenue	278.2	254.7
Other revenue	8.2	11.2

Total revenue	1,765.9	1,611.3
Cost of product revenue	787.7	711.4
Cost of service revenue	160.8	150.0
Cost of other revenue	1.4	4.6

Total cost of revenue	949.9	866.0

Gross profit	816.0	745.3
Operating expenses:
Selling, general and administrative	415.2	389.8
Research and development	161.6	147.9
Other charges	19.7	25.8

Total operating expenses	596.5	563.5

Operating income	219.5	181.8
Interest and other income (expense), net	(21.7)	(4.2)

Income before income taxes and noncontrolling interest in consolidated subsidiaries	197.8	177.6
Income tax provision	117.5	23.1

Consolidated net income	80.3	154.5
Net income attributable to noncontrolling interest in consolidated subsidiaries	1.7	0.9

Net income attributable to Bruker Corporation	$78.6	$153.6

Net income per common share attributable to
Bruker Corporation shareholders:
Basic	$0.50	$0.95
Diluted	$0.49	$0.95
Weighted average common shares outstanding:
Basic	158.1	161.4
Diluted	159.1	162.2

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

Gross Profit

        Our gross profit for the year ended December 31, 2017 was $816.0 million, resulting in a gross profit margin of 46.2%, compared to $745.3 million, resulting in a gross profit margin of 46.3%, for the year ended December 31, 2016. Included in gross profit were various charges for amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring costs totaling $36.1 million and $31.9 million for the years ended December 31, 2017 and 2016, respectively. Excluding these charges, our non-GAAP gross profit margin was 48.3% and 48.2% in the years ended December 31, 2017 and 2016, respectively.

Selling, General and Administrative

        Our selling, general and administrative expenses for the year ended December 31, 2017 increased to $415.2 million, or 23.5% of revenue, from $389.8 million, or 24.2% of revenue, for the year ended December 31, 2016. The increase was primarily caused by the effect of recent acquisitions in our Bruker Nano Group and Bruker CALID Group. The decrease in selling, general and administrative expenses as a percentage of revenue was attributable to cost control discipline and savings associated with restructuring initiatives.

Research and Development

        Our research and development expenses for the year ended December 31, 2017 increased to $161.6 million, or 9.2% of revenue, from $147.9 million, or 9.2% of revenue, for the year ended December 31, 2016. The increase was primarily caused by the effect of recent acquisitions in our Bruker Nano Group and Bruker CALID Group.

Other Charges, Net

        Other charges, net was $19.7 million for the year ended December 31, 2017, of which $18.7 million related to the BSI Segment and $1.0 million related to the BEST Segment. The charges consisted primarily of $10.6 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives, $4.5 million related primarily to additional contingent consideration recognized for the acquisition of Jordan Valley based upon an increase in revenue levels of the acquired business which increased the amount of expected earn out payments, $4.2 million of costs associated with our global information technology (IT) transformation initiative and impairment charges of $0.2 million comprised of other long-lived assets related to the restructuring actions.

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

Operating Income

        Operating income for the year ended December 31, 2017 was $219.5 million, resulting in an operating margin of 12.4%, compared to income from operations of $181.8 million, resulting in an operating margin of 11.3%, for the year ended December 31, 2016. The operating margin increased due primarily to positive operating leverage on higher revenues, cost discipline and savings from restructuring initiatives. These factors more than offset dilution from recent acquisitions and foreign currency translation effects. Included in operating income were various charges for amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring costs totaling $61.4 million and $60.7 million for the years ended December 31, 2017 and 2016, respectively. Excluding these charges, our non-GAAP operating margins were 15.9% and 15.0% in the years ended December 31, 2017 and 2016, respectively.

Interest and Other Income (Expense), Net

        Interest and other income (expense), net during the year ended December 31, 2017 was ($21.7) million, compared to ($4.2) million for the year ended December 31, 2016.

        During the year ended December 31, 2017, the major components within interest and other income (expense), net were net interest expense of $14.6 million, realized and unrealized losses on foreign currency denominated transactions of $5.5 million and $4.8 million of pension plan expenses, partially offset by $2.1 million of proceeds from a cargo insurance settlement and a gain on acquisition of $0.6 million. The $0.6 million gain on acquisition related to the acquisition of MERLIN within the BSI Segment as the value of the assets purchased exceeded the consideration paid.

        During the year ended December 31, 2016, the major components within interest and other income (expense), net were a gain on acquisition of $9.2 million and realized and unrealized gains on foreign currency denominated transactions of $4.1 million, partially offset by net interest expense of $12.9 million and $4.6 million of pension plan expenses. The $9.2 million gain on acquisition related to the acquisition of Oxford Instruments Superconducting Wire LLC ("OST") within the BEST Segment as the value of the assets purchased exceeded the consideration paid.

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

BSI Segment Revenues

        For financial reporting purposes, we aggregate the Bruker BioSpin, Bruker CALID and Bruker Nano operating segments into the Bruker Scientific Instruments (BSI) reportable segment, which represented approximately 90% of our revenues during the year ended December 31, 2017. This aggregation reflects these operating segments' similar economic characteristics, production processes, customer services provided, types and classes of customers, methods of distribution and regulatory environments. Our BEST Segment is our other reportable segment and represents the remainder of our revenues.

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

Gross Profit and Operating Expenses

        For the year ended December 31, 2017, gross profit margin in the BSI Segment increased to 49.8% from 48.3% in the year ended December 31, 2016. The increase in gross margin was caused primarily by higher sales attributable to improved European and industrial end markets and operating cost improvements resulting from recent restructuring and operational initiatives. A product mix favoring less profitable lower field NMR systems within the BioSpin Group was an offset to the year over year BSI Segment gross margin expansion. The BEST Segment gross profit margin decreased to 15.3% from 17.1% for the year ended December 31, 2016. Lower gross margins resulted primarily from the impact of the OST acquisition. Integration plans for the BEST Segment's OST business include commercial and productivity improvement actions designed to achieve pre-acquisition gross profit margin levels.

        For the year ended December 31, 2017, selling, general and administrative expenses and research and development expenses in the BSI Segment increased to $556.0 million, or 35.1% of segment revenue, from $522.2 million, or 35.0% of segment revenue, for the comparable period in 2016. Selling, general and administrative expenses and research and development expenses in the BEST Segment increased to $20.7 million, or 10.8% of segment revenue, in 2017 compared to $15.5 million, or 11.9% of segment revenue, in 2016. The decrease in BEST Segment operating expenses as a percent of revenue was primarily attributable to the increased revenue during the year ended December 31, 2017.

Operating Income

        The following table presents operating income and operating margins on revenue by reportable segment for the years ended December 31, 2017 and 2016 (dollars in millions):

	2017		2016
	Operating Income	Percentage of Segment Revenue	Operating Income	Percentage of Segment Revenue
BSI	$213.4	13.5%	$173.5	11.6%
BEST	7.4	3.9%	6.6	5.1%
Corporate, eliminations and other (a)	(1.3)		1.7

Total operating income	$219.5	12.4%	$181.8	11.3%

(a)
Represents corporate costs and eliminations not allocated to the reportable segments.

        BSI Segment operating income for the year ended December 31, 2017 was $213.4 million, resulting in an operating margin of 13.5%, compared to income from operations of $173.5 million, resulting in an operating margin of 11.6%, for the year ended December 31, 2016. Our operating margin increased primarily because of the gross profit improvements noted above, as well as operational improvements as a result of our restructuring initiatives.

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

        During the year ended December 31, 2018, net cash provided by operating activities was $239.7 million, resulting primarily from consolidated net income adjusted for non-cash items of $281.9 million, offset by a net decrease in operating assets and liabilities, net of acquisitions and divestitures, of $42.2 million. The decrease in operating assets and liabilities, net of acquisitions and divestitures, for the year ended December 31, 2018 was primarily caused by an increase in accounts receivable caused by proportionately higher sales late in the fourth quarter of 2018 and inventory build for 2019 orders, which were offset in part by cash received from customer advances.

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

        During the year ended December 31, 2018, net cash used in investing activities was $123.4 million, compared to net cash used in investing activities of $30.2 million during the year ended December 31, 2017. The increase in cash used in investing activities during the year ended December 31, 2018 was primarily attributable to net cash paid for acquisitions of $191.6 million and net capital expenditures of $49.2 million. These activities were offset, in part, by net cash proceeds of short-term investments of $117.0 million. During the year ended December 31, 2017, net cash used in investing activities was $30.2 million, compared to net cash used in investing activities of $21.8 million during the year ended December 31, 2016. Cash used in investing activities during the year ended December 31, 2017 primarily included net cash paid for acquisitions of $66.3 million and net capital expenditures of $32.2 million. These activities were offset, in part, by net cash proceeds of short-term investments of $68.3 million.

        We expect capital expenditures in 2019 to be approximately $80.0 million.

        During the year ended December 31, 2018, net cash used in financing activities was $112.4 million, compared to net cash used in financing activities of $159.0 million during the year ended December 31, 2017. Cash used in financing activities during the year ended December 31, 2018 was primarily caused by $218.1 million of repayments under revolving lines of credit and $25.1 million used for the payment of dividends. These cash uses were partially offset by borrowings of $129.4 million under the revolving lines of credit and $9.4 million of proceeds from the issuance of common stock in connection with stock option exercises. During the year ended December 31, 2017, net cash used in financing activities was $159.0 million, compared to net cash used in financing activities of $27.9 million during the year ended December 31, 2016. Cash used in financing activities during the year ended December 31, 2017 was primarily caused by the repurchase of common stock of $152.2 million, $130.0 million of repayments under the revolving line of credit, $25.4 million used for the payment of dividends and $20.0 million of repayments under the Note Purchase Agreement described below. These cash uses were partially offset by borrowings of $154.0 million under the revolving line of credit and $20.0 million of proceeds from the issuance of common stock in connection with stock option exercises.

        In May 2017, our Board of Directors approved the Repurchase Program under which repurchases of common stock in the amount of up to $225.0 million were authorized to occur from time to time, in amounts, at prices, and at such times as we deem appropriate, subject to market conditions, legal requirements and other considerations. No repurchases occurred under this Repurchase Program in the year ended December 31, 2018. The remaining authorization as of February 25, 2019 is $72.8 million. We intend to fund any additional repurchases from cash on hand, future cash flows from operations and available borrowings under our revolving credit facility.

        The repurchased shares are reflected within Treasury stock in the accompanying consolidated balance sheet at December 31, 2018.

        Cash, cash equivalents and short-term investments at December 31, 2018 and 2017 totaled $322.4 million and $439.2 million, respectively, of which $280.9 million and $405.8 million, respectively, related to cash, cash equivalents and short-term investments held outside of the U.S. in our foreign subsidiaries, most significantly in the Netherlands and Switzerland.

        At December 31, 2018 and in accordance with the 2017 Tax Act, we recorded state and foreign withholding taxes, as well as subsequent foreign currency translations on these withholding taxes as they are an obligation of the parent company, on the cash and liquid assets portion of the unremitted earnings and profits (E&P) of foreign subsidiaries expected to be repatriated from our foreign subsidiaries to the United States. We continue to be indefinitely reinvested in the amount of $453.4 million of non-cash E&P that is subject to the 2017 Tax Act deemed repatriation. If this E&P is ultimately distributed to the United States in the form of dividends or otherwise we would likely be subject to additional withholding tax. We will continue to evaluate our assertions on the cumulative historical outside basis differences in our foreign subsidiaries as of December 31, 2018. We have finalized this analysis and the accounting related to the toll charge and outside basis differences in our foreign subsidiaries during the measurement period provided under the 2017 Tax Act. The amount of unrecognized deferred withholding taxes on the undistributed E&P was $48.5 million at December 31, 2018.

        As of December 31, 2018, we had approximately $43.2 million of net operating loss carryforwards available to reduce state taxable income; approximately $93.1 million of net operating losses available to reduce German federal income and trade taxes that are carried forward indefinitely and $8.5 million of other foreign net operating losses that are expected to expire at various times beginning in 2019. We also had U.S. state research and development tax credits of $8.6 million. Utilization of these credits and state net operating losses may be subject to annual limitations due to the ownership percentage change limitations provided by the Internal Revenue Code Section 382 and similar state provisions. In the event of a deemed change in control under Internal Revenue Code Section 382, an annual limitation on the utilization of net operating losses and credits may result in the expiration of all or a portion of the net operating loss and credit carryforwards.

        Uncertain tax contingencies are positions taken or expected to be taken on an income tax return that may result in additional payments to tax authorities. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.

        At December 31, 2018, we had outstanding debt totaling $341.1 million, consisting of $220.0 million outstanding under the Note Purchase Agreement described below, $111.6 million outstanding under the revolving loan component of the 2015 Credit Agreement described below, $7.1 million under capital lease obligations and other loans and $2.9 million under other revolving loans. These amounts were offset by unamortized debt issuance costs under the Note Purchase Agreement of $0.5 million. At December 31, 2017, we had outstanding debt totaling $415.6 million, consisting of $220.0 million outstanding under the Note Purchase Agreement, $195.0 million outstanding under the revolving loan component of the 2015 Credit Agreement described below and $1.3 million under capital lease obligations and other loans. These amounts were offset by unamortized debt issuance costs under the Note Purchase Agreement of $0.7 million.

        The following is a summary of the maximum commitments and the net amounts available to us under the 2015 Credit Agreement and other lines of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand with interest payable monthly, at December 31, 2018 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
2015 Credit Agreement	1.4%	$500.0	$111.6	$1.3	$387.1
Hain revolving line of credit	3.5%	4.0	2.9	—	1.1
Alicona revolving line of credit	0.5%	5.3	—	—	5.3
Other lines of credit	—	256.5	—	137.0	119.5

Total revolving loans		$765.8	$114.5	$138.3	$513.0

        On October 27, 2015, we entered into the 2015 Credit Agreement, and terminated our prior credit agreement. The 2015 Credit Agreement provides a maximum commitment on the revolving credit line of $500.0 million and a maturity date of October 2020. Borrowings under the revolving credit line accrue interest, at our option, at either (a) the greatest of (i) the prime rate, (ii) the federal funds rate plus 0.50%, and (iii) adjusted LIBOR plus 1.00%, plus margins ranging from 0.00% to 0.30% or (b) LIBOR, plus margins ranging from 0.90% to 1.30%. There is also a facility fee ranging from 0.10% to 0.20%.

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

        In January 2012, we entered into a note purchase agreement, referred to as the Note Purchase Agreement, with a group of accredited institutional investors. Under the Note Purchase Agreement, we issued and sold $240.0 million of senior notes, which consist of the following:

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

        As of December 31, 2018, we were in compliance with the covenants, as defined by the 2015 Credit Agreement and the Note Purchase Agreement, as our leverage ratio was 0.93 and our interest coverage ratio was 22.5.

        The following table summarizes maturities for our significant financial obligations as of December 31, 2018 (dollars in millions):

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Revolving lines of credit	$114.5	$2.9	$111.6	$—	$—
Other long-term debt, including current portion	226.6	15.6	2.4	107.0	101.6
Interest payable on long-term debt and revolving lines of credit	44.6	11.1	20.0	11.3	2.2
Unconditional purchase commitments (1)	228.3	220.3	7.4	0.6	—
Acquisition-related contingent consideration (2)	15.1	7.1	6.7	1.3	—
Operating lease obligations	93.1	25.3	32.8	16.6	18.4
Redeemable noncontrolling interest	22.6	—	—	22.6	—
2017 Tax Act impact	33.1	2.9	8.6	12.6	9.0
Pension liabilities	47.7	2.5	6.1	8.1	31.0
Uncertain tax contingencies	6.8	—	1.0	—	5.8

	$832.4	$287.7	$196.6	$180.1	$168.0

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

  2018 Policy under ASC 606:

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

        We recognize revenue from systems sales upon transfer of control in an amount that reflects the consideration we expect to receive. Transfer of control generally occurs upon shipment, or for certain systems, based upon customer acceptance for a system once delivered and installed at a customer facility. For systems that include customer-specific acceptance criteria, we are required to assess when it can demonstrate the acceptance criteria has been met, which generally is upon successful factory acceptance testing or customer acceptance and evidence of installation. For systems that require installation and where system revenue is recognized upon shipment, the standalone selling price of installation is deferred until customer acceptance.

        When products are sold through an independent distributor or a strategic distribution partner, we recognize the system sale upon transfer of control which is typically on shipment. When we are responsible for installation, the standalone selling price of installation is deferred until customer acceptance. Our distributors do not have price protection rights or rights of return; however, our products are typically warranted to be free from defect for a period of one year.

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

        We include costs incurred in connection with shipping and handling of products within selling, general and administrative costs. Amounts billed to customers in connection with these costs are included in total revenues. When control of the goods transfers prior to the completion of our obligation to ship the products to our customers, we have elected the practical expedient to account for the shipping services as a fulfillment cost. We expense incremental costs of obtaining a contract as and when incurred if the expected amortization period is one year or less or the amount is immaterial. We exclude from the transaction price all taxes assessed by a governmental authority on revenue-producing transactions that are collected by us from a customer.

        We require an advance deposit based on the terms and conditions of contracts with customers for many of our contracts. Typically, revenue is recognized within one year of receiving an advance deposit. We do not have any material payment terms that extend beyond one year. For contracts where an advance payment is received greater than one year from expected revenue recognition, or a portion of the payment due extends beyond one year, we determined it does not constitute a significant financing component. There is minimal variable consideration included in the transaction price of our contracts.

        Other revenues are primarily comprised of development arrangements recognized on a cost-plus-fixed-fee basis and licensing arrangements recognized either when the licenses are provided or ratably over the contract term depending on the nature of the arrangement.

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

        Contract liabilities consist of customer advances, deferred revenue and billings in excess of revenue from contracts recognized on a cost-to-cost or cost-plus-fixed-fee basis. Contract liabilities are classified as current or long-term based on the timing of when we expect to recognize revenue. Contract assets and liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period.

  2017 & 2016 Policy under ASC 605:

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

        On December 22, 2017, the President of the United States signed tax reform legislation (2017 Tax Act), which enacted a wide range of changes to the U.S. corporate income tax system, many of which differ significantly from the provisions of the previous U.S. tax law. We have completed the assessment of the tax effects associated with the enactment of the 2017 Tax Act. Changes in the tax rates and laws are accounted for in the period of enactment.

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

        Goodwill, other intangible assets and other long-lived assets.    We evaluate goodwill and other indefinite lived intangible assets for impairment annually and when events occur or circumstances change. We test goodwill for impairment at the reporting unit level, which is the operating segment or one level below an operating segment. Under U.S. GAAP, we have the option of performing a qualitative assessment to determine whether further impairment testing is necessary before performing a two-step quantitative assessment. The qualitative assessment requires significant judgments about macro-economic conditions including the entity's operating environment; its industry and other market considerations; entity-specific events related to financial performance or loss of key personnel; and other events that could impact the reporting unit. If, as a result of our qualitative assessment, it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test will be required. Otherwise, no further testing is required. If a quantitative impairment test is performed, the first step involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using a weighting of both the market approach and the income approach methodologies. The income approach valuation methodology includes discounted cash flow estimates. Estimating the fair value of the reporting units requires significant judgment about the future cash flows. If the carrying amount of a reporting unit exceeds the fair value of the reporting unit, we perform the second step of the goodwill impairment test to measure the amount of the impairment. In the second step of the goodwill impairment test, we compare the implied fair value of the reporting unit's goodwill with the carrying value of that goodwill. At December 31, 2018, we performed our annual goodwill and indefinite-lived intangible impairment evaluation using a quantitative impairment test and concluded the fair values of each of our reporting units were significantly greater than their carrying amounts, and therefore, no additional impairment was required.

        We also review definite-lived intangible assets and other long-lived assets when indications of potential impairment exist. Should the fair value of our long-lived assets decline because of reduced operating performance, market declines or other indicators of an impairment, a charge to operations for impairment may be necessary.

        Business Combinations.    We account for business combinations under the acquisition method of accounting. Accordingly, at the date of each acquisition, we measure the fair value of all identifiable assets acquired (including intangible assets), liabilities assumed and any remaining noncontrolling interests and allocates the amounts paid to all items measured. The fair value of identifiable intangible assets acquired are based on valuations that use information and assumptions determined by management and which consider management's best estimates of inputs and assumptions that a market participant would use.

RECENT ACCOUNTING PRONOUNCEMENTS

        In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This standard intends to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The standard requires the service cost component of net periodic cost be reported in the same line item(s) as other employee compensation costs and all other components of the net periodic cost be reported in the condensed consolidated statements of income and comprehensive income below operating income. We adopted this guidance on January 1, 2018 on a retrospective basis. We reclassified the non-service pension cost previously reported in operations of $4.8 million and $4.6 million for the years ended December 31, 2017 and 2016, respectively. These amounts were previously reported in cost of sales, selling, general, and administrative, and research and development expenses in the consolidated statements of income and comprehensive income.

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

        In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This standard was adopted as of the effective date of January 1, 2018. We have evaluated the provisions of this standard and have determined that the impact of adoption of ASU No. 2017-01 was not material to our consolidated financial statements.

        In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740)—Intra-Entity Transfer of Assets Other than Inventory. The new standard requires recognition of current and deferred income taxes resulting from an intra-entity transfer of any asset (excluding inventory) when the transfer occurs. This is a change from existing U.S. GAAP which prohibits recognition of current and deferred income taxes until the asset is sold to a third party. This standard was adopted as of the effective date of January 1, 2018. We have evaluated the provisions of this standard and have determined that the impact of adoption of ASU No. 2016-16 was not material to our consolidated financial statements.

        In February 2016, the FASB issued ASU No. 2016-02, Leases which provides guidance on the recognition, measurement, presentation and disclosure of leases. The new standard supersedes present U.S. GAAP guidance on leases and requires all leases with terms longer than 12 months to be reported on the balance sheet as right-of-use ("ROU") assets and lease liabilities, as well as, provide additional disclosures. The lease liability represents the lessee's obligation to make lease payments arising from a lease and will be measured as the present value of the lease payments. The right-of-use asset represents the lessee's right to use a specified asset for the lease term, and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee's initial direct costs.

        The new standard is effective as of January 1, 2019 Under ASU No. 2016-02, companies are required to transition to the new standard in the period of adoption at the beginning of the earliest period presented in the financial statements (January 1, 2017 for us). In July 2018, the FASB issued ASU No. 2018-11 as an update to ASU No. 2016-02, which in part provided companies the option of transitioning to the new standard as of the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We adopted the new standard as of January 1, 2019 using the alternative transition method under ASU No. 2018-11 and will recognize a cumulative-effect adjustment to the opening balance sheet. We elected the available package of practical expedients for leases that commenced prior to the effective date that allows us to not reassess: 1) whether any expired or existing contracts are or contain leases; 2) the lease classification for any expired or existing leases; and 3) the accounting treatment of initial direct costs for any expired or existing leases. We also elected the practical expedient that allows lessees to treat lease and non-lease components of leases as a single lease component.

        We are in the process of finalizing the implementation of a leasing software that will provide the required accounting disclosures and are continuing to finalize our calculations based on the new standard. Accordingly, we have not completed our evaluation of all aspects of the new standard.

        We expect that the new standard will have a material impact on our consolidated balance sheet due to the recognition of right-of-use assets and lease liabilities for substantially all leases currently accounted for as operating leases. As we complete our evaluation of this new standard, new information may arise that could change our current understanding of the impact to our consolidated financial statements.

        We are also working to establish new processes and internal controls that may be required to comply with the new standard, but we do not expect it will have a material impact on our operations.

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

        We have estimated our market risk exposure using sensitivity analysis. To test the sensitivity of our market risk exposure, we have estimated the changes in fair value of market risk sensitive instruments assuming a hypothetical 10 percent adverse change in market prices or rates. The results of the sensitivity analyses are summarized below.

Impact of Foreign Currencies

        We generate a substantial portion of our revenues in international markets, principally Germany and other countries in the European Union, Switzerland and Japan, which exposes our operations to the risk of exchange rate fluctuations. The impact of currency exchange rate movement can be positive or negative in any period. Our costs related to sales in foreign currencies are largely denominated in the same respective currencies, limiting our transaction risk exposure. However, for foreign currency denominated sales in certain regions, such as Japan, where we do not incur significant costs denominated in Japanese Yen, we are more exposed to the impact of foreign currency fluctuations. For sales not denominated in U.S. Dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. Dollars, it will require more of the foreign currency to equal a specified amount of U.S. Dollars than before the rate increase. In such cases, if we price our products in the foreign currency, we will receive less in U.S. Dollars than we would have received before the rate increase went into effect. If we price our products in U.S. Dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. Dollar could result in our prices not being competitive in a market where business is transacted in the local currency. In the years ended December 31, 2018 and 2017 our revenue by geography was as follows (dollars in millions):

	2018		2017
	Revenue	Percentage of Revenue	Revenue	Percentage of Revenue
United States	$489.4	25.8%	$434.7	24.6%
Europe	701.3	37.0%	665.2	37.6%
Asia Pacific	549.2	29.0%	514.8	29.2%
Rest of world	155.7	8.2%	151.2	8.6%

Total revenue	$1,895.6	100.0%	$1,765.9	100.0%

        Changes in foreign currency exchange rates increased our revenue by approximately 1.4% in the year ended December 31, 2018 and increased our revenue by approximately 1.2% in the year ended December 31, 2017.

        Assets and liabilities of our foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. Dollars using year-end exchange rates, or historical rates, as appropriate. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a separate component of shareholders' equity. In the year ended December 31, 2018, we recorded net losses from currency translation adjustments of $25.5 million. In the year ended December 31, 2017, we recorded net gains from currency translation of $97.1 million. A 10% depreciation in functional currencies, relative to the U.S. Dollar, at December 31, 2018, would have resulted in a reduction of shareholders' equity of approximately $173.9 million.

        Gains and losses resulting from foreign currency transactions are reported in interest and other income (expense), net in the consolidated statements of income and comprehensive income. Our foreign currency translation gains (losses), net were ($3.0) million and ($5.5) million for years ended December 31, 2018 and 2017, respectively.

        The impact of currency exchange rate movement can be positive or negative in any period. We periodically enter into foreign currency contracts in order to minimize the volatility that fluctuations in currency translation have on our monetary transactions. Under these arrangements, we typically agree to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates with maturities of less than twelve months, with some agreements extending to longer periods. These transactions do not qualify for hedge accounting and, accordingly, the instrument is recorded at fair value with the corresponding gains and losses recorded in the consolidated statements of income and comprehensive income.

        At December 31, 2018 and 2017, we had foreign currency contracts with notional amounts aggregating $102.4 million and $84.2 million, respectively. At December 31, 2018, we had the following notional amounts outstanding under foreign currency contracts (in millions):

Buy	Notional Amount in Buy Currency	Sell	Maturity	Notional Amount in U.S. Dollars	Fair Value of Assets	Fair Value of Liabilities
December 31, 2018:
Euro	25.4	U.S. Dollars	January 2019	$31.1	$—	$2.1
U.S. Dollars	8.5	Euro	January 2019	8.6	—	0.1
Swiss Francs	11.1	U.S. Dollars	January 2019	11.3	—	—
U.S. Dollars	2.1	Swiss Francs	January 2019	2.1	—	—
Swiss Francs	10.4	Japanese Yen	April 2019	10.8	—	0.2
U.S. Dollars	1.5	Canadian Dollars	January 2019	1.5	—	—
Singapore Dollar	4.3	U.S. Dollars	January 2019	3.1	—	—
Chinese Renminbi	41.1	U.S. Dollars	January 2019	5.9	0.1	—
Great Britain Pound	15.4	Euro	January 2019	20.0	—	0.4
Euro	6.9	Great Britain Pound	May 2019 to October 2020	8.0	0.1	—

				$102.4	$0.2	$2.8

        Based on the contractual maturities of these contracts and exchange rates as of December 31, 2018, we anticipate that these contracts will result in net cash outflows of $2.6 million in 2019. At December 31, 2018, assuming all other variables are constant, if the U.S. Dollar weakened by 10%, the market value of our foreign currency contracts would have increased by approximately $3.7 million and if the U.S. Dollar strengthened by 10%, the market value of our foreign currency contracts would have decreased by approximately $3.7 million.

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

Impact of Commodity Prices

        We are exposed to certain commodity risks associated with prices for various raw materials. The prices of copper and certain other raw materials, particularly niobium-tin, used to manufacture superconductors have increased significantly over the last decade. Copper and niobium-tin are the main components of low temperature superconductors and continued commodity price increases for copper and niobium, as well as other raw materials, may negatively affect our profitability. Periodically, we enter into commodity forward purchase contracts to minimize the volatility that fluctuations in the price of copper have on our sales of these products. At December 31, 2018 and 2017, we had fixed price commodity contracts with notional amounts aggregating $6.8 million and $3.0 million, respectively. The fair value of the fixed price commodity contracts at December 31, 2018 and 2017 was ($0.5) million and $0.8 million, respectively. We will continue to evaluate our commodity risks and may utilize commodity forward purchase contracts more frequently in the future.

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

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Bruker Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

        We have audited the accompanying consolidated balance sheets of Bruker Corporation and its subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of income and comprehensive income, of shareholders' equity, and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.

Change in Accounting Principles

        As discussed in Notes 2 and 17 to the consolidated financial statements, respectively, the Company changed the manner in which it accounts for the measurement of inventory and the manner in which it accounts for the income tax effects of share-based payment transactions in 2017.

Basis for Opinions

        The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

        As described in Management's Report on Internal Control over Financial Reporting, management has excluded Anasys Instruments Corp. ("Anasys"), JPK Instruments AG ("JPK"), Mestrelab Research, S.L. ("Mestrelab"), Hain Life Science GmbH ("Hain") and Agapetus GmbH ("Alicona") from its assessment of internal control over financial reporting as of December 31, 2018 because they were acquired by the Company in purchase business combinations during 2018. We have also excluded Anasys, JPK, Mestrelab, Hain and Alicona from our audit of internal control over financial reporting. Anasys, JPK, Mestrelab, Hain and Alicona are wholly or majority-owned subsidiaries whose total assets and total revenues excluded from management's assessment and our audit of internal control over financial reporting collectively represent 2.7% and 1.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2018.

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

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 1, 2019

We have served as the Company's auditor since 2016.

BRUKER CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions, except share and per share data)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$322.4	$325.0
Short-term investments	—	114.2
Accounts receivable, net	357.2	319.3
Inventories	509.6	486.2
Other current assets	115.1	114.1

Total current assets	1,304.3	1,358.8
Property, plant and equipment, net	270.6	266.5
Goodwill	275.7	169.8
Intangible assets, net	218.7	82.4
Deferred tax assets	50.9	57.0
Other long-term assets	8.4	14.0

Total assets	$2,128.6	$1,948.5

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$18.5	$—
Accounts payable	104.5	90.8
Customer advances	124.4	111.7
Other current liabilities	351.9	322.0

Total current liabilities	599.3	524.5
Long-term debt	322.6	415.6
Long-term deferred revenue	38.3	48.7
Deferred tax liabilities	51.1	24.3
Accrued pension	90.5	105.6
Other long-term liabilities	99.1	96.3
Commitments and contingencies (Note 15)
Redeemable noncontrolling interest	22.6	—
Shareholders' equity:
Preferred stock, $0.01 par value 5,000,000 shares authorized, none issued or outstanding at December 31, 2018 and 2017	—	—
Common stock, $0.01 par value 260,000,000 shares authorized, 172,634,220 and 171,875,076 shares issued and 156,609,340 and 155,865,977 outstanding at December 31, 2018 and 2017, respectively	1.7	1.7
Treasury stock at cost, 16,024,880 and 16,009,099 shares at December 31, 2018 and 2017, respectively	(401.5)	(401.2)
Additional paid-in capital	176.9	155.9
Retained earnings	1,102.5	942.0
Accumulated other comprehensive income	17.0	27.0

Total shareholders' equity attributable to Bruker Corporation	896.6	725.4
Noncontrolling interest in consolidated subsidiaries	8.5	8.1

Total shareholders' equity	905.1	733.5

Total liabilities, redeemable noncontrolling interest and shareholders' equity	$2,128.6	$1,948.5

The accompanying notes are an integral part of these consolidated financial statements.

BRUKER CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In millions, except per share data)

	Year Ended December 31,
	2018	2017	2016
Product revenue	$1,576.6	$1,479.5	$1,345.4
Service revenue	311.7	278.2	254.7
Other revenue	7.3	8.2	11.2

Total revenue	1,895.6	1,765.9	1,611.3
Cost of product revenue	801.1	787.7	711.4
Cost of service revenue	193.4	160.8	150.0
Cost of other revenue	1.1	1.4	4.6

Total cost of revenue	995.6	949.9	866.0

Gross profit	900.0	816.0	745.3
Operating expenses:
Selling, general and administrative	444.7	415.2	389.8
Research and development	173.4	161.6	147.9
Other charges, net	19.5	19.7	25.8

Total operating expenses	637.6	596.5	563.5

Operating income	262.4	219.5	181.8
Interest and other income (expense), net	(17.7)	(21.7)	(4.2)

Income before income taxes and noncontrolling interest in consolidated subsidiaries	244.7	197.8	177.6
Income tax provision	63.7	117.5	23.1

Consolidated net income	181.0	80.3	154.5
Net income attributable to noncontrolling interest in consolidated subsidiaries	1.3	1.7	0.9

Net income attributable to Bruker Corporation	$179.7	$78.6	$153.6

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$1.15	$0.50	$0.95
Diluted	$1.14	$0.49	$0.95
Weighted average common shares outstanding:
Basic	156.2	158.1	161.4
Diluted	157.2	159.1	162.2
Consolidated net income	$181.0	$80.3	$154.5
Foreign currency translation adjustments	(25.5)	97.1	(27.6)
Pension liability adjustments (net of tax of $3.8 million, $2.9 million and $2.1 million, respectively)	15.3	6.5	(4.4)

Net comprehensive income	170.8	183.9	122.5
Less: Comprehensive income attributable to noncontrolling interests	1.1	2.4	0.6

Comprehensive income attributable to Bruker Corporation	$169.7	$181.5	$121.9

Dividend declared per common share	$0.16	$0.16	$0.16

The accompanying notes are an integral part of these consolidated financial statements.

BRUKER CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions, except share data)

	Common Shares	Common Stock Amount	Treasury Shares	Treasury Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity Attributable to Bruker Corporation	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders' Equity
Balance at December 31, 2015	165,354,180	$1.7	4,290,527	$(90.9)	$102.1	$757.4	$(44.2)	$726.1	$6.8	$732.9
Restricted shares issued	13,105	—	—	—	—	—	—	—	—	—
Restricted shares terminated	(1,375)	—	1,375	—	—	—	—	—	—	—
Stock options exercised	895,078	—	—	—	12.0	—	—	12.0	—	12.0
Stock based compensation	—	—	—	—	9.4	—	—	9.4	—	9.4
Excess tax benefit related to exercise of stock awards	—	—	—	—	1.3	—	—	1.3	—	1.3
Shares issued for acquisition	90,066	—	(90,066)	2.1	(0.1)	—	—	2.0	—	2.0
Shares repurchased	(6,475,480)	—	6,475,480	(160.0)	—	—	—	(160.0)	—	(160.0)
Treasury stock acquired	(20,879)	—	20,879	(0.5)	—	—	—	(0.5)	—	(0.5)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(0.7)	(0.7)
Cash dividends paid to common stockholders	—	—	—	—	—	(25.8)	—	(25.8)	—	(25.8)
Consolidated net income	—	—	—	—	—	153.6	—	153.6	0.9	154.5
Other comprehensive income (loss)	—	—	—	—	—	—	(31.7)	(31.7)	(0.3)	(32.0)

Balance at December 31, 2016	159,854,695	$1.7	10,698,195	$(249.3)	$124.7	$885.2	$(75.9)	$686.4	$6.7	$693.1
Restricted shares terminated	(4,053)	—	4,053	—	—	—	—	—	—	—
Stock options exercised	1,263,767	—	—	—	20.4	—	—	20.4	—	20.4
Restricted stock units vested	58,419	—	—	—	(0.3)	—	—	(0.3)	—	(0.3)
Stock based compensation	—	—	—	—	11.0	—	—	11.0	—	11.0
Excess tax benefit related to exercise of stock awards	—	—	—	—	—	3.6	—	3.6	—	3.6
Shares issued for acquisition	18,110	—	(18,110)	0.5	0.1	—	—	0.6	—	0.6
Shares repurchased	(5,318,063)	—	5,318,063	(152.2)	—	—	—	(152.2)	—	(152.2)
Treasury stock acquired	(6,898)	—	6,898	(0.2)	—	—	—	(0.2)	—	(0.2)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1.0)	(1.0)
Cash dividends paid to common stockholders	—	—	—	—	—	(25.4)	—	(25.4)	—	(25.4)
Consolidated net income	—	—	—	—	—	78.6	—	78.6	1.7	80.3
Other comprehensive income (loss)	—	—	—	—	—	—	102.9	102.9	0.7	103.6

Balance at December 31, 2017	155,865,977	$1.7	16,009,099	$(401.2)	$155.9	$942.0	$27.0	$725.4	$8.1	$733.5
					—
Restricted shares terminated	(6,553)	—	6,553	—		—	—	—	—	—
Stock options exercised	575,372	—	—	—	10.3	—	—	10.3	—	10.3
Restricted stock units vested	183,772	—	—	—	(0.6)	—	—	(0.6)	—	(0.6)
Stock based compensation	—	—	—	—	11.3	—	—	11.3	—	11.3
Shares returned from 2017 acquisition	(2,123)	—	2,123	(0.1)	—	—	—	(0.1)	—	(0.1)
Treasury stock acquired	(7,105)	—	7,105	(0.2)	—	—	—	(0.2)	—	(0.2)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(0.9)	(0.9)
Cash dividends paid to common stockholders	—	—	—	—	—	(25.1)	—	(25.1)	—	(25.1)
Adoption impact from new revenue standard	—	—	—	—	—	5.9	—	5.9	0.2	6.1
Consolidated net income	—	—	—	—	—	179.7	—	179.7	1.3	181.0
Other comprehensive income (loss)	—	—	—	—	—	—	(10.0)	(10.0)	(0.2)	(10.2)

Balance at December 31, 2018	156,609,340	$1.7	16,024,880	$(401.5)	$176.9	$1,102.5	$17.0	$896.6	$8.5	$905.1

The accompanying notes are an integral part of these consolidated financial statements.

BRUKER CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Consolidated net income	$181.0	$80.3	$154.5
Adjustments to reconcile consolidated net income to cash flows from operating activities:
Depreciation and amortization	64.9	63.9	54.3
Stock-based compensation expense	11.3	11.0	9.4
Deferred income taxes	(15.1)	28.2	(22.7)
Impairment and other non-cash expenses, net	39.8	11.6	24.1
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(30.5)	(55.5)	(8.4)
Inventories	(35.5)	(6.6)	(43.2)
Accounts payable and accrued expenses	5.0	33.7	(19.6)
Income taxes payable	4.0	5.2	(26.8)
Deferred revenue	7.1	4.0	4.9
Customer advances	3.5	(27.8)	(7.3)
Other changes in operating assets and liabilities	4.2	6.4	11.6

Net cash provided by operating activities	239.7	154.4	130.8

Cash flows from investing activities:
Purchase of short-term investments	—	(118.5)	(126.5)
Maturity of short-term investments	117.0	186.8	165.0
Cash paid for acquisitions, net of cash acquired	(191.6)	(66.3)	(24.3)
Purchases of property, plant and equipment	(49.2)	(43.7)	(37.1)
Proceeds from sales of property, plant and equipment	0.4	11.5	1.1

Net cash used in investing activities	(123.4)	(30.2)	(21.8)

Cash flows from financing activities:
Repayments of revolving lines of credit	(218.1)	(130.0)	—
Proceeds from revolving lines of credit	129.4	154.0	146.0
Repayment of Note Purchase Agreement	—	(20.0)	—
Repayment of other debt, net	(4.8)	(0.9)	(0.1)
Proceeds from issuance of common stock, net	9.4	20.0	11.5
Payment of contingent consideration	(2.3)	(3.5)	—
Payment of dividends to common stockholders	(25.1)	(25.4)	(25.8)
Repurchase of common stock	—	(152.2)	(160.0)
Cash payments to noncontrolling interests	(0.9)	(1.0)	(0.7)
Excess tax benefits related to stock option awards	—	—	1.2

Net cash used in financing activities	(112.4)	(159.0)	(27.9)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6.5)	17.8	(6.4)

Net change in cash, cash equivalents and restricted cash	(2.6)	(17.0)	74.7
Cash, cash equivalents and restricted cash at beginning of year	328.9	345.9	271.2

Cash, cash equivalents and restricted cash at end of year	$326.3	$328.9	$345.9

Supplemental cash flow information:
Cash paid for interest	$11.7	$15.2	$12.5

Cash paid for taxes	$60.5	$53.1	$72.4

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

        The Company has two reportable segments, Bruker Scientific Instruments (BSI), which represented approximately 90% of the Company's revenues in each of the years ended December 31, 2018 and 2017, and Bruker Energy & Supercon Technologies (BEST), which represented the remainder of the Company's revenues. Within BSI, the Company is organized into three operating segments: the Bruker BioSpin Group, the Bruker CALID Group and the Bruker Nano Group. For financial reporting purposes, the Bruker BioSpin, Bruker CALID and Bruker Nano operating segments are aggregated into the BSI reportable segment because each has similar economic characteristics, production processes, service offerings, types and classes of customers, methods of distribution and regulatory environments.

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

Redeemable Noncontrolling Interests

        The Company has an agreement with noncontrolling interest holders that provides the Company with the right to purchase, and the noncontrolling interest holders with the right to sell, their remaining minority interest at a contractually defined redemption value. These rights are accelerated in certain events. As the redemption is contingently redeemable at the option of the noncontrolling interest shareholders, the Company classifies the carrying amount of the redeemable noncontrolling interest in the mezzanine section on the consolidated balance sheet, which is presented above the equity section and below liabilities. Subsequent to the acquisition, the redeemable noncontrolling interest is measured at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on the contractually defined redemption value and its carrying amount adjusted for net income (loss) attributable to the noncontrolling interest. Adjustments to the carrying value of the redeemable noncontrolling interest are recorded through retained earnings.

Business Combinations

        The Company accounts for business combinations under the acquisition method of accounting. Accordingly, at the date of each acquisition, the Company measures the fair value of all identifiable assets acquired (including intangible assets), liabilities assumed and any remaining noncontrolling interests and allocates the amounts paid to all items measured. The fair value of identifiable intangible assets acquired are based on valuations that use information and assumptions determined by management and which consider management's best estimates of inputs and assumptions that a market participant would use.

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

Short-term Investments

        Short-term investments represent time and call deposits with original maturities of greater than three months at the date of acquisition. Short-term investments are classified as available-for-sale and are reported at fair value. There were no unrealized gains (losses) recorded as of December 31, 2018 and 2017, as cost approximates current fair value. There were no short-term investments held by the Company as of December 31, 2018.

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

        The inclusion of restricted cash increased the balances of the consolidated statement of cash flows as follows (dollars in millions):

	2018	2017	2016
Beginning Balance	$3.9	$3.5	$4.1
Ending Balance	$3.9	$3.9	$3.5

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

        The Company's financial instruments consist primarily of cash equivalents, short-term investments, restricted cash, derivative instruments consisting of forward foreign exchange contracts, commodity contracts, derivatives embedded in certain purchase and sale contracts, derivatives embedded within noncontrolling interests, accounts receivable, accounts payable, contingent consideration and long-term debt. The carrying amounts of the Company's cash equivalents, short-term investments and restricted cash, accounts receivable, borrowings under a revolving credit agreement and accounts payable approximate fair value because of their short-term nature. Derivative assets and liabilities are measured at fair value on a recurring basis. The Company's long-term debt consists principally of a private placement arrangement entered into in 2012 with various fixed interest rates based on the maturity date and borrowings under a revolving credit agreement.

        The Company has evaluated the estimated fair value of financial instruments using available market information and management's estimates. The use of different market assumptions and/or estimation methodologies could have a significant effect on the estimated fair value amounts.

Concentration of Credit Risk

        Financial instruments that subject the Company to credit risk consist of cash, cash equivalents, short-term investments, derivative instruments, accounts receivables and restricted cash. The risk with respect to cash, cash equivalents and short-term investments is minimized by the Company's policy of investing in short-term financial instruments issued by highly-rated financial institutions. The risk with respect to derivative instruments is minimized by the Company's policy of entering into arrangements with highly-rated financial institutions. The risk with respect to accounts receivables is minimized by the creditworthiness and diversity of the Company's customers. The Company performs periodic credit evaluations of its customers' financial condition and generally requires an advanced deposit for a portion of the purchase price. Credit losses have been within management's expectations and the allowance for doubtful accounts totaled $3.8 million and $4.7 million as of December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, no single customer represented 10% or more of the Company's accounts receivable. For the years ended December 31, 2018, 2017 and 2016, no single customer represented 10% or more of the Company's total revenue.

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

Property, Plant and Equipment

        Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Major improvements that extend the useful lives of such assets are capitalized while expenditures for maintenance, repairs and minor improvements are charged to expense as incurred. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation and amortization are eliminated from the accounts and any resulting gain or loss is reflected in the consolidated statements of income and comprehensive income. Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the assets as follows:

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

        Intangible assets with a finite useful life are amortized on a straight-line basis over their estimated useful lives as follows:

Existing technology and related patents	3-15 years
Customer and distributor relationships	5-15 years
Trade names	5-15 years

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

  2018 Policy under ASC 606:

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

        A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Some of the Company's contracts have multiple performance obligations, most commonly due to providing additional goods or services along with a system, such as installation, accessories, parts and services. For contracts with multiple performance obligations, the Company allocates the contract's transaction price to each performance obligation using the best estimate of the standalone selling price of each distinct good or service being provided to the customer. The Company's best evidence of standalone selling price is its normal selling pricing and discounting practices for the specific product or service when sold on a standalone basis. Alternatively, when not sold separately, the Company may determine standalone selling price using an expected cost plus a margin approach. The Company analyzes its selling prices used in the allocation of the transaction price, at a minimum, on an annual basis. Selling prices will be analyzed more frequently if a significant change in the Company's business or other factors necessitate more frequent analysis or the Company experiences significant variances in its selling prices.

        The Company's performance obligations are typically satisfied at a point in time, most commonly either on shipment or customer acceptance. Certain performance obligations, such as maintenance contracts and extended warranty, are recognized over time based on the contractual obligation period. In addition, certain arrangements to provide more customized deliverables may be satisfied over time based on the extent of progress towards completion. For performance obligations recognized over time, revenue is measured by progress toward completion of the performance obligation that reflects the transfer of control. Typically, progress is measured using a cost-to-cost method based on cost incurred to date relative to total estimated costs upon completion as this best depicts the transfer of control to the customer. Application of the cost-to-cost method requires the Company to make reasonable estimates of the extent of progress toward completion and the total costs the Company expects to incur. Losses are recorded immediately when the Company estimates that contracts will ultimately result in a loss. Changes in the estimates could affect the timing of revenue recognition.

        The Company includes costs incurred in connection with shipping and handling of products within selling, general and administrative costs. Amounts billed to customers in connection with these costs are included in total revenues. When control of the goods transfers prior to the completion of the Company's obligation to ship the products to its customers, the Company has elected the practical expedient to account for the shipping services as a fulfillment cost. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period is one year or less or the amount is immaterial. The Company excludes from the transaction price all taxes assessed by a governmental authority on revenue-producing transactions that are collected by the Company from a customer.

        The Company recognizes revenue from systems sales upon transfer of control in an amount that reflects the consideration it expects to receive. Transfer of control generally occurs upon shipment, or for certain systems, based upon customer acceptance for a system once delivered and installed at a customer facility. For systems that include customer-specific acceptance criteria, the Company is required to assess when it can demonstrate the acceptance criteria has been met, which generally is upon successful factory acceptance testing or customer acceptance and evidence of installation. For systems that require installation and where system revenue is recognized upon shipment, the standalone selling price of installation is deferred until customer acceptance. Revenue from accessories and parts is generally recognized based on shipment. Service revenue is recognized as the services are performed or ratably over the contractual obligation and includes maintenance contracts, extended warranties, training, application support and on-demand services.

        When products are sold through an independent distributor or a strategic distribution partner, the Company recognizes the system sale upon transfer of control which is typically on shipment. When the Company is responsible for installation, the standalone selling price of installation is deferred until customer acceptance. The Company's distributors do not have price protection rights or rights of return; however, the Company's products are typically warranted to be free from defect for a period of one year.

        The Company requires an advance deposit based on the terms and conditions of contracts with customers for many of its contracts. Typically, revenue is recognized within one year of receiving an advance deposit. The Company does not have any material payment terms that extend beyond one year. For contracts where an advance payment is received greater than one year from expected revenue recognition, or a portion of the payment due extends beyond one year, the Company determined it does not constitute a significant financing component. There is minimal variable consideration included in the transaction price of the Company's contracts.

        Other revenues are primarily comprised of development arrangements recognized on a cost-plus-fixed-fee basis and licensing arrangements recognized either when the licenses are provided or ratably over the contract term depending on the nature of the arrangement.

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

  2017 & 2016 Policy under ASC 605:

        The Company recognized revenue from systems sales when persuasive evidence of an arrangement exists, the price is fixed or determinable, title and risk of loss has been transferred to the customer and collectability of the resulting receivable is reasonably assured. Title and risk of loss generally transfers upon shipment, or for certain systems, based upon customer acceptance for a system that has been delivered and installed at a customer facility. For systems that include customer-specific acceptance criteria, the Company is required to assess when it can demonstrate the acceptance criteria has been met, which generally is upon successful factory acceptance testing or customer acceptance and evidence of installation.

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

        For transactions that include multiple elements, arrangement consideration was allocated to each element using the fair value hierarchy as required by ASU No. 2009-13. The Company limits the amount of revenue recognized for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations, or subject to customer-specific return or refund privileges.

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

Shipping and Handling Costs

        The Company includes costs incurred in connection with shipping and handling of products within selling, general and administrative expenses in the accompanying consolidated statements of income and comprehensive income. Shipping and handling costs were $25.2 million, $23.2 million and $21.3 million in the years ended December 31, 2018, 2017 and 2016, respectively. Amounts billed to customers in connection with these costs are included in total revenues.

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

Advertising

        The Company expenses advertising costs as incurred. Advertising expenses were $14.4 million, $14.0 million and $12.7 million during the years ended December 31, 2018, 2017 and 2016, respectively.

Stock-Based Compensation

        The Company recognizes stock-based compensation expense in the consolidated statements of income and comprehensive income based on the fair value of the share-based award at the grant date. The Company's primary types of share-based compensation are stock options, restricted stock awards and restricted stock units. The Company recorded stock-based compensation expense for the years ended December 31, 2018, 2017 and 2016, as follows (in millions):

	2018	2017	2016
Stock options	$4.2	$6.2	$7.5
Restricted stock awards	0.8	1.4	1.6
Restricted stock units	6.3	3.4	0.3

Total stock-based compensation	$11.3	$11.0	$9.4

	2018	2017	2016
Costs of product revenue	$1.7	$1.7	$1.4
Selling, general and administrative	7.9	7.6	6.6
Research and development	1.7	1.7	1.4

Total stock-based compensation	$11.3	$11.0	$9.4

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

	2018	2017	2016
Risk-free interest rates	2.80%	1.78%-2.09%	1.23%-2.21%
Expected life	5.38 years	5.56 years	5.75-7.02 years
Volatility	28.46%	30.78%-34.13%	33.57%-41.60%
Expected dividend yield	0.47%	0.55%-0.74%	0.0%-0.78%

        Risk-free interest rates are based on the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected life assumption. Expected life is determined through a calculation based on historical experience. Expected volatility is based on the Company's historical volatility results. The expected dividend yield was included in the option pricing formula beginning in February 2016 when the Company adopted a dividend policy. The Company utilizes an estimated forfeiture rate derived from an analysis of historical data of 7.5%, 6.7% and 6.2% for the years ended December 31, 2018, 2017 and 2016, respectively.

Earnings Per Share

        Net income per common share attributable to Bruker Corporation shareholders is calculated by dividing net income attributable to Bruker Corporation, adjusted to reflect changes in the redemption value of the redeemable noncontrolling interest, by the weighted-average shares outstanding during the period. The diluted net income per share computation includes the effect of shares which would be issuable upon the exercise of outstanding stock options and the vesting of restricted stock, reduced by the number of shares which are assumed to be purchased by the Company under the treasury stock method. There was no redemption value adjustment of the redeemable noncontrolling interest for the year ended December 31, 2018, 2017 or 2016.

        The following table sets forth the computation of basic and diluted weighted average shares outstanding for the years ended December 31, (in millions, except per share data):

	2018	2017	2016
Net income attributable to Bruker Corporation, as reported	$179.7	$78.6	$153.6

Weighted average shares outstanding:
Weighted average shares outstanding-basic	156.2	158.1	161.4
Effect of dilutive securities:
Stock options, restricted stock awards and restricted stock units	1.0	1.0	0.8

	157.2	159.1	162.2

Net income per common share attributable
to Bruker Corporation shareholders:
Basic	$1.15	$0.50	$0.95

Diluted	$1.14	$0.49	$0.95

        Stock options and restricted stock units to purchase approximately 0.2 million shares, 0.3 million shares and 0.6 million shares were excluded from the computation of diluted earnings per share for the years ended December 31, 2018, 2017 and 2016, respectively, because their effect would have been anti-dilutive.

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

Risks and Uncertainties

        The Company is subject to risks common to its industry including, but not limited to, global economic conditions, rapid technological change, government and academic funding levels, changes in commodity prices, spending patterns of its customers, protection of its intellectual property, availability of key raw materials and components, compliance with existing and future regulation by government agencies and fluctuations in foreign currency exchange rates.

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

        Significant estimates and judgments made by management in preparing these financial statements include revenue recognition, allowances for doubtful accounts, write-downs for excess and obsolete inventory, estimated fair values used to record impairment charges related to intangible assets, goodwill, and other long-lived assets, amortization periods, expected future cash flows used to evaluate the recoverability of long-lived assets and to record intangible assets in business combinations, stock-based compensation expense, warranty allowances, restructuring and other related charges, contingent liabilities and the recoverability of the Company's net deferred tax assets.

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

Note 3—Revenue

        In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements under Accounting Standards Codification (ASC) Topic 605. The new guidance was the result of a joint project between the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop common revenue standards for U.S. GAAP and International Financial Reporting Standards. The core principle of the new guidance is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance was effective as of January 1, 2018 and was applied on a modified retrospective basis. The Company elected the practical expedient and only evaluated contracts for which substantially all revenue had not been recognized under ASC 605 with the cumulative effect of the new guidance recorded as of the date of initial application. The impact of adoption was an increase to beginning retained earnings of $6.1 million, net of $2.1 million related to taxes. The adoption impact was primarily due to the change in license revenue being recognized at a point in time under ASC 606 rather than over time as it was recognized under ASC 605. The difference between ASC 606 and ASC 605 was not material to the year ended December 31, 2018.

        The following table presents the Company's revenues by Group for the year ended December 31, 2018 (dollars in millions):

2018
Revenue by Group:
Bruker BioSpin	$591.1
Bruker CALID	547.8
Bruker Nano	568.1
BEST	194.8
Eliminations	(6.2)

Total revenue	$1,895.6

        Revenue for the Company recognized at a point in time versus over time is as follows for the year ended December 31, 2018 (dollars in millions):

2018
Revenue recognized at a point in time	$1,716.8
Revenue recognized over time	178.8

Total revenue	$1,895.6

  Remaining Performance Obligations

        Remaining performance obligations represent the aggregate transaction price allocated to a promise to transfer a good or service that is fully or partially unsatisfied at the end of the period. As of December 31, 2018, remaining performance obligations were approximately $1,054.4 million. The Company expects to recognize revenue on approximately 84.3% of the remaining performance obligations over the next twelve months and the remaining performance obligations primarily within one to three years.

  Contract Balances

        The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue, customer deposits and billings in excess of revenue recognized (contract liabilities) on the Company's consolidated balance sheets.

  Contract assets—Most of the Company's long-term contracts are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Billing often occurs subsequent to revenue recognition, resulting in contract assets. Contract assets are generally classified as other current assets in the consolidated balance sheets. The balance of contract assets as of December 31, 2018 and January 1, 2018, the date of adoption of ASC 606, was $25.9 million and $12.8 million, respectively. The increase in the contract asset balance during the twelve-month period ended December 31, 2018 is primarily a result of foreign currency translation and contracts that have been recognized as revenue during the twelve month period ending December 31, 2018 for which billing cannot contractually occur as of December 31, 2018.

  Contract liabilities—The Company often receives cash payments from customers in advance of the Company's performance, resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the consolidated balance sheet based on the timing of when revenue recognition is expected. As of December 31, 2018 and January 1, 2018, the date of adoption of ASC 606, contract liabilities were $288.5 million and $291.3 million, respectively. The decrease in the contract liability balance during the twelve-month period ended December 31, 2018 is primarily a result of satisfying performance obligations and foreign currency translation which were offset in part by new cash payments received and additions due to recent acquisitions. Approximately $171.0 million of the contract liability balance on January 1, 2018, the date of adoption of ASC 606, was recognized as revenue during the twelve-month period ended December 31, 2018.

Note 4—Acquisitions

2018

        During the year ended December 31, 2018, the Company completed various acquisitions that collectively complemented the Company's existing product offerings or added aftermarket and software capabilities to the Company's existing businesses. The following table reflects the components and preliminary fair value allocations of the consideration transferred in connection with the 2018 acquisitions and the respective reporting segment for each of the acquisitions (dollars in millions):

Company acquired	Anasys	JPK	Mestrelab	Hain	Alicona
Reportable segment assigned	BSI	BSI	BSI	BSI	BSI
Consideration Transferred:
Cash paid	$27.0	$16.6	$11.2	$76.6	$55.4
Cash acquired	—	(0.2)	(1.9)	(3.4)	(1.4)
Contingent consideration	5.3	4.3	—	—	—

Total consideration transferred	$32.3	$20.7	$9.3	$73.2	$54.0

Allocation of Consideration Transferred:
Inventories	$2.8	$3.0	$—	$9.7	$10.1
Accounts receivable	0.8	1.8	2.4	5.9	3.7
Other current and non-current assets	1.1	0.7	0.8	1.5	2.0
Property, plant and equipment	—	—	0.1	2.3	1.5
Intangible assets:
Technology	7.3	7.0	4.9	38.1	15.2
Customer relationship	8.0	7.5	4.7	38.6	19.8
Backlog	1.8	1.1	—	—	2.3
Trade name	0.6	0.6	0.5	3.9	1.9
Goodwill	16.6	8.0	12.5	42.3	19.3
Deferred taxes, net	(3.2)	(4.9)	(2.5)	(19.6)	(9.1)
Liabilities assumed	(3.5)	(4.1)	(1.3)	(15.0)	(6.5)
Assumed debt	—	—	—	(11.3)	(6.2)
Redeemable noncontrolling interest	—	—	—	(23.2)	—
Hybrid instrument liability	—	—	(12.8)	—	—

Total consideration transferred	$32.3	$20.7	$9.3	$73.2	$54.0

        The impact of all 2018 acquisitions, individually and collectively, on revenues, net income and total assets was not material.

        Pro forma financial information reflecting all acquisitions has not been presented because the impact, individually and collectively, on revenues, net income and total assets is not material. Amounts allocated to goodwill that are attributable to expected synergies are not expected to be deductible for tax purposes.

  Anasys

        On April 8, 2018, the Company acquired a 100% interest in Anasys Instruments Corp. ("Anasys"), a privately held company, for a purchase price of $27.0 million with the potential for additional consideration of up to $9.6 million based on revenue achievements in 2019 and 2020. Anasys develops and manufactures nanoscale infrared spectroscopy and thermal measurement instruments. Anasys is located in Santa Barbara, California and was integrated into the Bruker Nano Group within the BSI reportable segment.

        The preliminary fair value allocation included contingent consideration in the amount of $5.3 million, which represented the estimated fair value of future payments to the former shareholders of Anasys based on Anasys achieving annual revenue targets for the years 2019 and 2020. The Company completed the fair value allocation in the fourth quarter of 2018. The amortization period for all intangible assets acquired in connection with Anasys is eight years, except for backlog which will be amortized over one year.

  JPK

        On July 11, 2018, the Company acquired a 100% interest in JPK Instruments AG ("JPK"), a privately held company, for a purchase price of Euro 14.2 million (approximately $16.6 million), with the potential for additional consideration of up to Euro 4.3 million (approximately $5.0 million) based on various operational achievements throughout 2019 and 2020. JPK adds in-depth expertise in live-cell imaging, cellular mechanics, adhesion, and molecular force measurements, optical trapping, and biological stimulus-response characterization to Bruker's capabilities. JPK is located in Berlin, Germany and was integrated into the Bruker Nano Group within the BSI reportable segment.

        The preliminary fair value allocation included contingent consideration in the amount of $4.3 million, which represented the estimated fair value of future payments to the former shareholders of JPK based on JPK achieving various operational achievements for the years 2019 and 2020. The Company expects to complete the fair value allocation in the second quarter of 2019. The amortization period for all intangible assets acquired in connection with JPK is eight years, except for backlog which will be amortized over one year.

  Mestrelab

        On October 1, 2018, Bruker acquired a 24.9% interest in Mestrelab Research, S.L. ("Mestrelab") for a purchase price of Euro 4.7 million (approximately $5.4 million) and acquired an additional 26.1% interest on December 4, 2018 for a purchase price of Euro 5.2 million (approximately $5.9 million). The Company has options that can be exercised after 2022 to acquire the remaining 49%. Mestrelab adds in-depth expertise to assist in advancing chemistry software that handles spectroscopic data and extracts and manages chemical information from a variety of analytical techniques, including, for example, NMR and mass spectrometry. Mestrelab is located in Santiago de Compostela, Spain and was integrated into the Bruker BioSpin Group within the BSI reportable segment.

        The Company expects to complete the fair value allocation during 2019. The amortization period for all intangible assets acquired in connection with Mestrelab is nine years, except for customer relationships which will be amortized over ten years.

        Concurrent with the acquisition, the Company entered into an agreement with the noncontrolling interest holders that provides the Company with the right to purchase, and the noncontrolling interest holders with the right to sell, the remaining 49% of Mestrelab for cash at a contractually defined redemption value. These rights (embedded derivative) are exercisable beginning in 2022 and can be accelerated, at a discounted redemption value, upon certain events related to post combination services. As the option is tied to continued employment, the Company classified the hybrid instrument

(noncontrolling interest with an embedded derivative) as a long-term liability on the consolidated balance sheet. Subsequent to the acquisition, the carrying value of the hybrid instrument is remeasured to fair value with changes recorded to stock-based compensation expense in proportion to the requisite service period vested.

  Hain

        On October 15, 2018, Bruker acquired an 80% interest in Hain Lifescience GmbH ("Hain") for a purchase price of Euro 66 million (approximately $76.4 million) and has options to acquire the remaining 20% exercisable after 2022. Hain is an infectious disease specialist with a broad range of molecular diagnostics solutions for the detection of microbial and viral pathogens, as well as for molecular antibiotic resistance testing. Hain is located in Nehren, Germany and was integrated into the Bruker CALID Group within the BSI reportable segment.

        The Company expects to complete the fair value allocation during 2019. The amortization period for all intangible assets acquired in connection with Hain is 15 years.

        Concurrent with the acquisition, the Company entered into an agreement with the noncontrolling interest holders that provided the Company with the right to purchase, and the noncontrolling interest holders with the right to sell, the remaining 20% of Hain for cash at a contractually defined redemption value. These rights are accelerated in certain events. As the redemption of is contingently redeemable at the option of the noncontrolling interest shareholders, the Company classifies the carrying amount of the redeemable noncontrolling interest in the mezzanine section on the consolidated balance sheet, which is presented above the equity section and below liabilities. The agreement establishes a redemption price floor of Euro 16.7 million (approximately $19.4 million). Beginning in 2022, the redemption price is capped at Euro 46 million and increases by Euro 6 million each year thereafter if unexercised by either party.

        Subsequent to the acquisition, the redeemable noncontrolling interest is measured at the greater of the amount that would be paid if settlement occurred as of the balance sheet date based on the contractually defined redemption value and its carrying amount adjusted for net income (loss) attributable to the noncontrolling interest. Adjustments to the carrying value of the redeemable noncontrolling interest are recorded through retained earnings.

  Alicona

        On December 17, 2018, Bruker acquired a 100% interest in Agapetus GmbH ("Alicona") for a purchase price of Euro 48.9 million (approximately $55.4 million). Alicona is a provider of optical-based metrology products. Alicona is located in Graz, Austria and was integrated into the Bruker Nano Group within the BSI reportable segment.

        The Company expects to complete the fair value allocation during 2019. The amortization period for the intangible assets acquired in connection with Alicona is 8 years for the customer relationships and technology intangible assets, 12 years for the trade name intangible asset and 1 year for the backlog intangible asset.

  Other Acquisitions

        In addition to the acquisitions noted above, in the year ended December 31, 2018, the Company completed various other acquisitions that collectively complemented the Company's existing product offerings or added aftermarket and software capabilities to the Company's existing businesses. The total consideration transferred for the additional acquisitions was $12.7 million.

2017 & 2016

        In the years ended December 31, 2017 and 2016, the Company completed various acquisitions that collectively complemented the Company's existing product offerings or added aftermarket and software capabilities to the Company's existing microbiology business. The impact of these acquisitions, individually and collectively, on revenues, net income and total assets was not material in either year. Pro forma financial information reflecting these acquisitions were not been presented because the impact, individually and collectively, on revenues, net income and total assets is not material. Amounts allocated to goodwill that are attributable to expected synergies are not expected to be deductible for tax purposes. The following tables reflect the consideration transferred and the respective reporting segment for each of the acquisitions:

Name of Acquisition	Date Acquired	Segment	Consideration	Cash Consideration
InVivo Biotech Svs GmbH.	January 2, 2017	BSI	$9.1	$9.1
Hysitron, Incorporated	January 23, 2017	BSI	28.8	27.2
Luxendo GmbH	May 5, 2017	BSI	21.9	18.8
Other	Various	BSI	11.5	11.2

			$71.3	$66.3

Name of Acquisition	Date Acquired	Segment	Consideration	Cash Consideration
Oxford Instruments Superconducting Wire LLC (OST)	November 17, 2016	BEST	$15.9	$15.9
Other	Various	BSI	15.5	8.4

			$31.4	$24.3

  Luxendo

        On May 5, 2017, the Company acquired 100% of the shares of Luxendo GmbH ("Luxendo"), a privately held spin-off of the European Molecular Biology Laboratory, for a purchase price of Euro 17 million (approximately $18.8 million), with the potential for additional consideration based on revenue achievements in 2018 through 2021. Luxendo is a developer and manufacturer of proprietary light-sheet fluorescence microscopy instruments. Luxendo is located in Heidelberg, Germany and was integrated into the Bruker Nano Group within the BSI reportable segment.

        The fair value allocation included contingent consideration in the amount of $3.1 million, which represented the estimated fair value of future payments to the former shareholders of Luxendo based on achieving annual revenue targets for the years 2018 through 2021. The Company completed the fair value allocation in the third quarter of 2017. The amortization period for intangible assets acquired in connection with the acquisition of Luxendo is 10 years for trade names and 7 years for technology.

  Hysitron

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

Note 5—Fair Value of Financial Instruments

        The Company measures the following financial assets and liabilities at fair value on a recurring basis. The following tables set forth the Company's financial instruments and presents them within the fair value hierarchy using the lowest level of input that is significant to the fair value measurement at December 31, 2018 and 2017 (in millions):

December 31, 2018	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$0.2	$—	$0.2	$—
Embedded derivatives in purchase
and delivery contracts	0.4	—	0.4	—

Total assets recorded at fair value	$0.6	$—	$0.6	$—

Liabilities:
Contingent consideration	$15.1	$—	$—	$15.1
Hybrid instrument liability	12.9	—	—	12.9
Foreign exchange contracts	2.8	—	2.8	—
Embedded derivatives in purchase and delivery
contracts	0.9	—	0.9	—
Fixed price commodity contracts	0.5	—	0.5	—

Total liabilities recorded at fair value	$32.2	$—	$4.2	$28.0

December 31, 2017	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$4.5	$—	$4.5	$—
Embedded derivatives in purchase
and delivery contracts	0.9	—	0.9	—
Fixed price commodity contracts	0.8	—	0.8	—

Total assets recorded at fair value	$6.2	$—	$6.2	$—

Liabilities:
Contingent consideration	$12.7	$—	$—	$12.7
Foreign exchange contracts	0.1	—	0.1	—
Embedded derivatives in purchase and delivery
contracts	2.9	—	2.9	—

Total liabilities recorded at fair value	$15.7	$—	$3.0	$12.7

        Derivative financial instruments are classified within level 2 because there is not an active market for each derivative contract. However, the inputs used to calculate the value of the instruments are obtained from active markets.

        The fair value of the long-term fixed interest rate debt, which has been classified as Level 2, was $228.8 million and $231.3 million at December 31, 2018 and 2017, respectively, based on market and observable sources with similar maturity dates.

        The Company measures certain assets and liabilities at fair value with changes in fair value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities during the years ended December 31, 2018 and 2017.

        Excluded from the table above are restricted cash and short-term investments related to time and call deposits. The Company has a program to enter into time deposits with varying maturity dates ranging from one to twelve months, as well as call deposits for which the Company has the ability to redeem the invested amounts over a period of 95 days. The Company has classified these investments within cash and cash equivalents or short-term investments within the consolidated balance sheets based on call and maturity dates and these are not subject to fair value measurement. The following tables set forth the balances of restricted cash and short-term investments as of December 31, 2018 and 2017 (in millions):

	2018	2017
Restricted Cash	$3.9	$3.9
Short-term Investments	—	114.2

        On a quarterly basis, the Company reviews its short-term investments to determine if there have been any events that could create an impairment. None were noted for the years ended December 31, 2018 and 2017.

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

        The following table sets forth the changes in contingent consideration liabilities for the years ended December 31, 2018 and 2017 (in millions):

Balance at December 31, 2016	$16.6
Current period additions	5.0
Current period adjustments	2.3
Current period settlements	(11.7)
Foreign currency effect	0.5

Balance at December 31, 2017	12.7
Current period additions	9.9
Current period adjustments	(1.9)
Current period settlements	(5.5)
Foreign currency effect	(0.1)

Balance at December 31, 2018	$15.1

        As part of the Mestrelab acquisition, the Company entered into an agreement with the noncontrolling interest holders that provides the Company with the right to purchase, and the noncontrolling interest holders with the right to sell, the remaining 49% of Mestrelab for cash at a contractually defined redemption value. These rights (embedded derivative) are exercisable beginning in 2022 and can be accelerated, at a discounted redemption value, upon certain events related to post combination services. As the option is tied to continued employment, the Company classified the hybrid instrument (noncontrolling interest with an embedded derivative) as a long-term liability on the consolidated balance sheet. Subsequent to the acquisition, the carrying value of the hybrid instrument is remeasured to fair value with changes recorded to stock-based compensation expense in proportion to the requisite service period vested. The hybrid instrument is classified as Level 3 in the fair value hierarchy

        The following table sets forth the changes in hybrid instrument liability for the year ended December 31, 2018 (dollars in millions):

Balance at December 31, 2017	$—
Current period additions	12.9

Balance at December 31, 2018	$12.9

Note 6—Accounts Receivable

        The following is a summary of accounts receivable, net at December 31, (in millions):

	2018	2017
Gross accounts receivable	$361.0	$324.0
Allowance for doubtful accounts	(3.8)	(4.7)

Accounts receivable, net	$357.2	$319.3

        The allowance for doubtful accounts is based on a number of factors, including an evaluation of customer credit worthiness, the age of the outstanding receivable, economic trends and historical experience. Provisions for doubtful accounts are recorded in selling, general and administrative expenses in the accompanying consolidated statements of income and comprehensive income.

        The following is a summary of the activity in the Company's allowance for doubtful accounts at December 31, (in millions):

	Balance at Beginning of Period	Additions Charged to Expense	Deductions Amounts Written Off	Foreign Currency Impact	Balance at End of Period
2018	$4.7	$0.7	$(1.7)	$0.1	$3.8
2017	7.9	0.5	(4.4)	0.7	4.7
2016	9.1	0.9	(2.0)	(0.1)	7.9

Note 7—Inventories

        Inventories consisted of the following at December 31, (in millions):

	2018	2017
Raw materials	$164.5	$152.0
Work-in-process	182.4	183.1
Finished goods	94.8	96.6
Demonstration units	67.9	54.5

Inventories	$509.6	$486.2

        Finished goods include in-transit systems that have been shipped to the Company's customers but not yet installed and accepted by the customer. As of December 31, 2018 and 2017, inventory-in-transit was $38.3 million and $41.4 million, respectively.

Note 8—Property, Plant and Equipment, Net

        The following is a summary of property, plant and equipment, net by major asset class at December 31, (in millions):

	2018	2017
Land	$26.8	$28.1
Building and leasehold improvements	299.2	294.8
Machinery, equipment, software and furniture and fixtures	366.4	364.9

	692.4	687.8
Less accumulated depreciation and amortization	(421.8)	(421.3)

Property, plant and equipment, net	$270.6	$266.5

        Depreciation expense, which includes the amortization of leasehold improvements, for the years ended December 31, 2018, 2017 and 2016 was $36.0 million, $34.3 million and $32.6 million, respectively.

        There were no impairment charges in the year ended December 31, 2018. During the years ended December 31, 2017 and 2016, the Company recorded impairment charges of $1.1 million and $0.8 million, respectively, representing the write down to fair value of certain property, plant and equipment, net related to restructuring and outsourcing activities undertaken during the respective years. These impairment charges are recorded within other charges, net in the accompanying consolidated statements of income and comprehensive income. Please see Note 18—other charges, net, for additional details on the restructuring activities.

Note 9—Goodwill and Intangible Assets

Goodwill

        The following table sets forth the changes in the carrying amount of goodwill for the years ended December 31, 2018, 2017 and 2016 (in millions):

Balance at December 31, 2015	$130.6
Current period additions/adjustments	1.0
Foreign currency impact	(1.0)

Balance at December 31, 2016	130.6
Current period additions/adjustments	33.8
Foreign currency impact	5.4

Balance at December 31, 2017	169.8
Current period additions/adjustments	109.0
Foreign currency impact	(3.1)

Balance at December 31, 2018	$275.7

        At December 31, 2018, 2017 and 2016, all goodwill was allocated within the BSI Segment. The Company performed its annual impairment evaluation using a quantitative approach at December 31, 2018 and a qualitative approach at December 31, 2017 and 2016 and concluded it was more likely than not that goodwill has not been impaired. Based on the most recent quantitative analysis the fair values of each of the Company's reporting units was significantly greater than their carrying amounts and, therefore, no impairment was required.

Intangible Assets

        The following is a summary of intangible assets at December 31, (in millions):

	2018			2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology and related patents	$272.6	$(160.5)	$112.1	$195.4	$(138.9)	$56.5
Customer relationships	112.0	(18.1)	93.9	34.6	(12.9)	21.7
Non compete conracts	1.8	(1.8)	—	1.8	(1.5)	0.3
Trade names	11.6	(1.6)	10.0	4.2	(0.9)	3.3
Other	5.1	(2.4)	2.7	—	—	—

Intangible assets subject to amortization	403.1	(184.4)	218.7	236.0	(154.2)	81.8
In-process research and development	—	—	—	0.6	—	0.6

Intangible assets	$403.1	$(184.4)	$218.7	$236.6	$(154.2)	$82.4

        For the years ended December 31, 2018, 2017 and 2016, the Company recorded amortization expense of approximately $28.9 million, $29.6 million and $21.7 million, respectively, in the consolidated statements of income and comprehensive income. During the year ended December 31, 2018, the Company recorded an impairment charge of $0.6 million representing the impairment of the in-process research and development within the Bruker CALID Group.

        The estimated future amortization expense related to amortizable intangible assets at December 31, 2018 is as follows (in millions):

2019	$34.9
2020	29.7
2021	27.7
2022	21.8
2023	19.1
Thereafter	85.5

Total	$218.7

Note 10—Other Current Liabilities

        The following is a summary of other current liabilities at December 31, (in millions):

	2018	2017
Deferred revenue	$96.3	$87.0
Accrued compensation	104.2	105.4
Accrued warranty	19.7	20.6
Contingent consideration	7.1	6.5
Income taxes payable	36.8	28.1
Other taxes payable	23.4	16.7
Derivative liabilities	4.2	2.4
Other accrued expenses	60.2	55.3

Other current liabilities	$351.9	$322.0

        The following table sets forth the changes in accrued warranty for the years ended December 31, 2018, 2017 and 2016 (in millions):

Balance at December 31, 2015	$19.6
Accruals for warranties issued during the year	17.4
Settlements of warranty claims	(17.8)
Foreign currency impact	(0.5)

Balance at December 31, 2016	18.7
Accruals for warranties issued during the year	17.0
Settlements of warranty claims	(17.0)
Foreign currency impact	1.9

Balance at December 31, 2017	20.6
Accruals for warranties issued during the year	21.3
Settlements of warranty claims	(21.5)
Foreign currency impact	(0.7)

Balance at December 31, 2018	$19.7

Note 11—Debt

        The Company's debt obligations consist of the following as of December 31, (in millions):

	2018	2017
US Dollar revolving loan under the 2015 Credit Agreement	$111.6	$195.0
US Dollar notes under the Note Purchase Agreement	220.0	220.0
Unamortized debt issuance costs under the Note Purchase Agreement	(0.5)	(0.7)
Other revolving loans	2.9	—
Capital lease obligations and other loans	7.1	1.3

Total debt	341.1	415.6
Current portion of long-term debt	(18.5)	—

Total long-term debt, less current portion	$322.6	$415.6

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

        As of December 31, 2018, the Company was in compliance with the covenants of the 2015 Credit Agreement. The Company's leverage ratio (as defined in the 2015 Credit Agreement) was 0.93 and interest coverage ratio (as defined in the 2015 Credit Agreement) was 22.5.

        The following is a summary of the maximum commitments and the net amounts available to the Company under the 2015 Credit Agreement and other lines of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand with interest payable monthly, at December 31, 2018 (in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
2015 Credit Agreement	1.4%	$500.0	$111.6	$1.3	$387.1
Hain revolving line of credit	3.5%	4.0	2.9	—	1.1
Alicona revolving line of credit	0.5%	5.3	—	—	5.3
Other lines of credit	—	256.5	—	137.0	119.5

Total revolving loans		$765.8	$114.5	$138.3	$513.0

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

        As of December 31, 2018, the Company was in compliance with the covenants of the Note Purchase Agreement. The Company's leverage ratio (as defined in the Note Purchase Agreement) was 0.93 and interest coverage ratio (as defined in the Note Purchase Agreement) was 22.5.

        Annual maturities of debt outstanding, less deferred financing cost amortization, at December 31, 2018 are as follows (in millions):

2019	$18.5
2020	112.3
2021	1.7
2022	106.0
2023	1.1
Thereafter	101.5

Total	$341.1

        Interest expense for the years ended December 31, 2018, 2017 and 2016, was $12.6 million, $15.4 million and $13.2 million, respectively.

Note 12—Derivative Instruments and Hedging Activities

Interest Rate Risks

        The Company's exposure to interest rate risk relates primarily to outstanding variable rate debt and adverse movements in the related short-term market rates. The most significant component of the Company's interest rate risk relates to amounts outstanding under the 2015 Credit Agreement, which totaled $111.6 million at December 31, 2018. The Company currently has a higher level of fixed rate debt than variable rate debt, which limits the exposure to adverse movements in interest rates.

Foreign Exchange Rate Risk Management

        The Company generates a substantial portion of its revenues and expenses in international markets, principally Germany and other countries in the European Union and Switzerland, which subjects its operations to the exposure of exchange rate fluctuations. The impact of currency exchange rate movement can be positive or negative in any period. The Company periodically enters into foreign currency contracts in order to minimize the volatility that fluctuations in currency translation have on its monetary transactions. Under these arrangements, the Company typically agrees to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates with maturities of less than twelve months, with some agreements extending to longer periods. These transactions do not qualify for hedge accounting and, accordingly, the instrument is recorded at fair value with the corresponding gains and losses recorded in the consolidated statements of income and comprehensive income. The Company had the following notional amounts outstanding under foreign exchange contracts at December 31, (in millions):

Buy	Notional Amount in Buy Currency	Sell	Maturity	Notional Amount in U.S. Dollars	Fair Value of Assets	Fair Value of Liabilities
December 31, 2018:
Euro	25.4	U.S. Dollars	January 2019	$31.1	$—	$2.1
U.S. Dollars	8.5	Euro	January 2019	8.6	—	0.1
Swiss Francs	11.1	U.S. Dollars	January 2019	11.3	—	—
U.S. Dollars	2.1	Swiss Francs	January 2019	2.1	—	—
Swiss Francs	10.4	Japanese Yen	April 2019	10.8	—	0.2
U.S. Dollars	1.5	Canadian Dollars	January 2019	1.5	—	—
Singapore Dollar	4.3	U.S. Dollars	January 2019	3.1	—	—
Chinese Renminbi	41.1	U.S. Dollars	January 2019	5.9	0.1	—
Great Britain Pound	15.4	Euro	January 2019	20.0	—	0.4
Euro	6.9	Great Britain Pound	May 2019 to October 2020	8.0	0.1	—

				$102.4	$0.2	$2.8

December 31, 2017:
Euro	59.5	U.S. Dollars	January 2018	$67.0	$4.5	$—
Swiss Francs	11.0	U.S. Dollars	January 2018	11.3	—	—
Singapore Dollar	4.9	U.S. Dollars	January 2018	3.6	—	—
Euro	1.8	Polish Zloty	January 2018	2.3	—	0.1

				$84.2	$4.5	$0.1

        In addition, the Company periodically enters into purchase and sales contracts denominated in currencies other than the functional currency of the parties to the transaction. The Company accounts for these transactions separately valuing the "embedded derivative" component of these contracts. The contracts, denominated in currencies other than the functional currency of the transacting parties, amounted to $113.5 million for the delivery of products and $6.0 million for the purchase of products at December 31, 2018 and $98.3 million for the delivery of products and $3.6 million for the purchase of products at December 31, 2017. The changes in the fair value of these embedded derivatives are recorded in interest and other income (expense), net in the consolidated statements of income and comprehensive income.

Commodity Price Risk Management

        The Company has an arrangement with a customer under which it has a firm commitment to deliver copper based superconductors at a fixed price. In order to minimize the volatility that fluctuations in the price of copper have on the Company's sales of these commodities, the Company enters into commodity hedge contracts. At December 31, 2018 and 2017, the Company has fixed price commodity contracts with notional amounts aggregating $6.8 million and $3.0 million, respectively. The changes in the fair value of these commodity contracts are recorded in interest and other income (expense), net in the consolidated statements of income and comprehensive income.

        The fair value of the derivative instruments described above were recorded in the consolidated balance sheets for the years ended December 31, 2018 and 2017 as follows (in millions):

	Balance Sheet Location	2018	2017
Derivative assets:
Foreign exchange contracts	Other current assets	$0.2	$4.5
Embedded derivatives in purchase and delivery contracts	Other current assets	0.2	0.9
Fixed price commodity contracts	Other current assets	—	0.8
Embedded derivatives in purchase and delivery contracts	Other long-term assets	0.2	—
Derivative liabilities:
Foreign exchange contracts	Other current liabilities	$2.8	$0.1
Embedded derivatives in purchase and delivery contracts	Other current liabilities	0.9	1.5
Fixed price commodity contracts	Other current liabilities	0.5	—
Embedded derivatives in purchase and delivery contracts	Other long-term liabilities	—	1.4

        The impact on net income of unrealized gains and losses resulting from changes in the fair value of derivative instruments for the years ending December 31 are as follows (in millions) and are recorded within interest and other income (expense), net in the consolidated statements of income and comprehensive income:

	2018	2017	2016
Foreign exchange contracts	$(7.0)	$5.8	$(0.1)
Embedded derivatives in purchase and delivery contracts	1.5	(5.7)	3.7
Fixed price commodity contracts	(1.3)	0.6	0.6

Income (expense), net	$(6.8)	$0.7	$4.2

Note 13—Income Taxes

        The domestic and foreign components of income before taxes are as follows for the years ended December 31, (in millions):

	2018	2017	2016
Domestic	$(15.4)	$(14.0)	$18.4
Foreign	260.1	211.8	159.2

	$244.7	$197.8	$177.6

        The components of the income tax provision are as follows for the years ended December 31, (in millions):

	2018	2017	2016
Current income tax (benefit) expense:
Federal	$10.1	$32.2	$(2.4)
State	1.0	2.0	0.3
Foreign	61.8	42.7	59.8

Total current income tax expense	72.9	76.9	57.7
Deferred income tax (benefit) expense:
Federal	(15.4)	35.5	3.1
State	(0.3)	(0.4)	(5.3)
Foreign	6.5	5.5	(32.4)

Total deferred income tax (benefit) expense	(9.2)	40.6	(34.6)

Income tax provision	$63.7	$117.5	$23.1

        The income tax provision differs from the tax provision computed at the U.S federal statutory rate due to the following significant components for the years ended December 31:

	2018	2017	2016
Statutory tax rate	21.0%	35.0%	35.0%
Foreign tax rate differential	4.6	(11.7)	(11.6)
Permanent differences	0.7	(0.5)	8.2
Mandatory Repatriation	1.7	27.0	—
Tax contingencies	0.9	(1.3)	(3.0)
Change in tax rates	1.1	0.9	0.2
Withholding taxes	0.1	2.2	1.3
Tax on unremitted earnings	(4.9)	7.8	—
State income taxes, net of federal benefits	(0.4)	1.3	(2.9)
Purchase accounting	0.1	0.5	1.6
Tax credits	—	(0.3)	(3.0)
Other	0.6	(1.2)	4.3
Change in valuation allowance for unbenefitted losses	0.5	(0.3)	(17.1)

Effective tax rate	26.0%	59.4%	13.0%

        The tax effect of temporary items that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2018 and 2017 are as follows (in millions):

	2018	2017
Deferred tax assets:
Accounts receivable	$—	$3.9
Accrued expenses	5.3	6.7
Compensation	26.9	27.9
Deferred revenue	—	0.4
Net operating loss carryforwards	24.3	19.1
Fixed assets	3.9	—
Inventory	—	2.8
Foreign tax and other tax credit carryforwards	8.3	5.9
Unrealized currency gain/loss	1.1	3.2

Gross deferred tax assets	69.8	69.9
Less valuation allowance	(4.3)	—

Total deferred tax assets	65.5	69.9

Deferred tax liabilities:
Accounts receivable	1.2	—
Investments	0.5	—
Inventory	1.8	—
Deferred revenue	5.9	—
Fixed assets	—	0.3
Foreign statutory reserves	0.4	0.9
Intangibles	47.6	13.0
Accrued expenses	0.3	0.6
Accrued withholding tax	4.8	16.1
Other	3.2	6.4

Total deferred tax liabilities	65.7	37.3

Net deferred tax assets	$(0.2)	$32.6

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

        The Company can only recognize a deferred tax asset to the extent this it is "more likely than not" that these assets will be realized. Judgments around realizability depend on the availability and weight of both positive and negative evidence. Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2018, 2017 and 2016 were as follows:

Balance at December 31, 2015	$37.2
Decreases recorded as a benefit to income tax provision	(36.7)

Balance at December 31, 2016	$0.5
Decreases recorded as a benefit to income tax provision	(0.5)

Balance at December 31, 2017	$—
Increases recorded as a loss to income tax provision	1.3
Increases recorded as part of acquisition purchase accounting	3.0

Balance at December 31, 2018	$4.3

        As of December 31, 2018, the Company has approximately $43.2 million net operating loss carryforwards available to reduce state taxable income. The Company also has approximately $93.1 million of German Trade Tax and Corporate Income Tax net operating losses that are carried forward indefinitely. Additionally, the Company has $8.5 million of other foreign net operating losses that are expected to expire at various times beginning in 2019. The Company also has state research and development tax credits of $8.6 million. Utilization of these credits and state net operating losses may be subject to annual limitations due to the ownership percentage change limitations provided by the Internal Revenue Code Section 382 and similar state provisions. In the event of a deemed change in control under Internal Revenue Code Section 382, an annual limitation on the utilization of net operating losses and credits may result in the expiration of all or a portion of the net operating loss and credit carryforwards.

        The Company reflects certain statutory reserves in its tabular reconciliation of unrecognized tax benefits. Effective for the year ended December 31, 2013 and thereafter, these unrecognized tax benefits are presented as a reduction of the associated net deferred tax assets.

        At December 31, 2018 the Company recorded state income and foreign withholding taxes on the cash and liquid assets portion of the unremitted earnings and profits (E&P) of foreign subsidiaries expected to be repatriated from its foreign subsidiaries to the United States, except for amounts from certain subsidiaries, which the Company has asserted to be indefinitely reinvested. Specifically, the Company asserts that a total of $1.328 billion of unremitted foreign earnings is indefinitely reinvested. This figure is comprised of $875.0 million in unremitted earnings as well as $453.4 million of non-cash E&P in all jurisdictions not indefinitely reinvested. If this E&P is ultimately distributed to the United States in the form of dividends or otherwise the Company would likely be subject to additional withholding tax. The Company estimates the amount of unrecognized deferred withholding taxes on the undistributed E&P to be approximately $48.5 million at December 31, 2018.

        The Company had gross unrecognized tax benefits, excluding interest, of approximately $6.6 million as of December 31, 2018, that if recognized, would reduce the Company's effective tax rate. In the next twelve months it is reasonably possible that the Company will reduce its unrecognized tax benefits by $0.1 million due to the expiration of statutes of limitations and favorable settlement with taxing authorities which would reduce the Company's effective tax rate. A tabular reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Gross unrecognized tax benefits at December 31, 2015	$33.2
Gross decreases—tax positions in prior periods	(4.8)
Gross increases—current period tax positions	0.9
Settlements	(21.3)
Lapse of statutes	(1.8)

Gross unrecognized tax benefits at December 31, 2016	6.2
Lapse of statutes	(1.8)

Gross unrecognized tax benefits at December 31, 2017	4.4
Gross increases—current period tax positions	3.1
Lapse of statutes	(0.9)

Gross unrecognized tax benefits at December 31, 2018	$6.6

        The Company's policy is to include accrued interest and penalties related to unrecognized tax benefits and income tax liabilities, when applicable, in income tax expense. As of December 31, 2018 and 2017, the Company had approximately $0.2 million and $0.2 million, respectively, of accrued interest and penalties related to uncertain tax positions included in other long-term liabilities in the consolidated balance sheets. The Company recorded a benefit of $0.3 million for penalties and interest related to unrecognized tax benefits in the provision for income taxes during the year ended December 31, 2017. There was no benefit recognized during the year ended December 31, 2018.

        The Company files tax returns in the United States, which includes federal, state and local jurisdictions, and many foreign jurisdictions with varying statutes of limitations. The Company considers Germany, the United States and Switzerland to be its significant tax jurisdictions. The majority of the Company's earnings are derived in Germany and Switzerland. Accounting for the various federal and local taxing authorities, the statutory rates for 2018 were approximately 30.0% and 20.0% for Germany and Switzerland, respectively. The mix of earnings in those two jurisdictions resulted in an increase of 3.76% from the U.S. statutory rate of 21% in 2018. The Company has not been a party to any tax holiday agreements. The tax years 2013 to 2016 are open to examination in Germany and Switzerland. In 2016, the Company settled tax audits in Germany and Switzerland. The settlements were immaterial to the consolidated financial statements. Tax years 2011 to 2016 remain open for examination in the United States.

  U.S. Tax Reform

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

  •
  The introduction of a territorial tax system beginning in 2018 by providing a 100% dividends received deduction on certain qualified dividends from foreign subsidiaries;

  •
  To fund the territorial tax system, a one-time tax on the mandatory deemed repatriation of post-1986 untaxed foreign earnings and profits (E&P), referred to as the "toll charge", and;

  •
  The introduction of a new U.S. tax on certain off-shore earnings associated with so-called "Global Intangible Low-Taxed Income" (GILTI). This tax is imposed at an effective tax rate of

    10.5% for tax years beginning after December 31, 2017 (increasing to 13.125% for tax years beginning after December 31, 2025) with a partial offset by foreign tax credits.

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

        During the fourth quarter of 2017, the Company recognized within its provision for income taxes an incremental income tax provision of $68.9 million, which is primarily comprised of the following:

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

        During the fourth quarter of 2018, the Company completed its accounting for the elements of U.S. Tax Reform. During 2018, the Company recorded tax adjustments under SAB 118 equal to a net benefit of $5.4 million. Among those adjustments were $6.6 million of additional tax expense related to the toll charge liability that was estimated to be $55.0 million in 2017. In addition, a $12.0 million tax benefit was recorded in 2018 that reduced the estimated liability of $12.5 that the Company recorded in 2017 for expected state income and foreign withholding taxes associated with unremitted foreign earnings. There was no change from the $1.4 million that was recorded in 2017 to the net deferred tax liability related to the reduction on the U.S. federal statutory tax rate from 35% to 21%.

        The Company recorded tax expense associated with the GILTI provisions of the 2017 Tax Act as of December 31, 2018. Companies are allowed to adopt an accounting policy to either recognize deferred taxes for GILTI or treat such as a tax cost in the year incurred. The Company has determined to treat such as a tax cost in the year incurred. As such, the Company did not record a deferred income tax expense or benefit related to the GILTI provisions of the 2017 Tax Act in the consolidated statement of income for the year ended December 31, 2018.

Note 14—Post Retirement Benefit Plans

Defined Contribution Plans

        The Company sponsors various defined contribution plans that cover certain domestic and international employees. The Company may make contributions to these plans at its discretion. The Company contributed $8.4 million, $6.4 million and $6.0 million to such plans in the years ended December 31, 2018, 2017 and 2016, respectively.

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

        The components of net periodic benefit costs for the years ended December 31, 2018, 2017 and 2016 were as follows (in millions):

	2018	2017	2016
Components of net periodic benefit costs:
Service cost	$7.5	$7.8	$6.8
Interest cost	2.0	1.7	2.2
Expected return on plan assets	(1.9)	(1.7)	(1.8)
Settlement loss recognized	—	—	—
Amortization of net loss	3.8	4.8	4.1

Net periodic benefit costs	$11.4	$12.6	$11.3

        The Company measures its benefit obligation and the fair value of plan assets as of December 31st each year. The changes in benefit obligations and plan assets under the defined benefit pension plans, projected benefit obligation and funded status of the plans were as follows at December 31, (in millions):

	2018	2017
Change in benefit obligation:
Benefit obligation at beginning of year	$228.0	$210.1
Service cost	7.5	7.8
Interest cost	2.0	1.7
Plan participant contributions	4.3	4.1
Plan amendments	(1.3)	—
Plan settlements	(0.4)	—
Benefits paid	(2.0)	(3.6)
Actuarial loss (gain)	(16.2)	(3.6)
Premiums paid	(1.7)	(1.5)
Impact of foreign currency exchange rates	(3.5)	13.0

Benefit obligation at end of year	216.7	228.0
Change in plan assets:
Fair value of plan assets at beginning of year	120.3	105.9
Return on plan assets	(0.6)	5.0
Plan participant and employer contributions	10.2	9.5
Benefits paid	(2.2)	(3.6)
Plan settlements	(0.4)	—
Premiums paid	(1.5)	(1.5)
Impact of foreign currency exchange rates	(1.2)	5.0

Fair value of plan assets at end of year	124.6	120.3

Net under funded status	$(92.1)	$(107.7)

        In March 2017, the FASB issued ASU No. 2017-07, Compensation- Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This new standard intends to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new standard requires the service cost component of net periodic cost be reported in the same line item(s) as other employee compensation costs and all other components of the net periodic cost be reported in the condensed consolidated statements of income and comprehensive income below operating income. The Company adopted this guidance on January 1, 2018 on a retrospective basis. The Company reclassified the non-service pension cost previously reported in operations of $4.8 million and $4.6 million for the years ended December 31, 2017 and 2016, respectively. These amounts were previously reported in cost of sales, selling, general, and administrative, and research and development expenses in the consolidated statements of income and comprehensive income.

        The accumulated benefit obligation for the defined benefit pension plans is $206.9 million and $217.2 million at December 31, 2018 and 2017, respectively. All defined benefit pension plans have an accumulated benefit obligation and projected benefit obligation in excess of plan assets at December 31, 2018 and 2017.

        The following amounts were recognized in the accompanying consolidated balance sheets for the Company's defined benefit plans at December 31, (in millions):

	2018	2017
Current liabilities	$(1.6)	$(2.1)
Non-current liabilities	(90.5)	(105.6)

Net benefit obligation	$(92.1)	$(107.7)

        The following pre-tax amounts were recognized in accumulated other comprehensive income for the Company's defined benefit plans at December 31, (in millions):

	2018	2017
Reconciliation of amounts recognized in the consolidated balance sheets:
Prior service cost	$(6.9)	$(9.7)
Net actuarial loss	(32.0)	(48.9)

Accumulated other comprehensive loss	(38.9)	(58.6)
Accumulated contributions below net periodic benefit cost	(53.2)	(49.1)

Net amount recognized	$(92.1)	$(107.7)

        The amount in accumulated other comprehensive income at December 31, 2018 expected to be recognized as amortization of net loss within net periodic benefit cost in 2019 is $1.9 million.

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

        The range of assumptions used for defined benefit pension plans reflects the different economic environments within the various countries. The range of assumptions used to determine the projected benefit obligations for the years ended December 31, are as follows:

	2018	2017	2016
Discount rates	0.2%-2.3%	0.2%-2.1%	0.2%-2.1%
Expected return on plan assets	0.0%-3.0%	0.0%-3.0%	0.0%-3.0%
Expected rate of compensation increase	1.0%-3.0%	1.0%-3.0%	1.0%-3.0%

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

Asset Allocations by Asset Category

        The fair value of the Company's pension plan assets at December 31, 2018 and 2017, by asset category and by level in the fair value hierarchy, is as follows (in millions):

December 31, 2018	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan Assets:
Group BPCE Life (a)	$0.8	$—	$0.8	$—
Swiss Life Collective BVG Foundation (b)	123.8	—	123.8	—

Total plan assets	$124.6	$—	$124.6	$—

December 31, 2017	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plan Assets:
Group BPCE Life (a)	$1.1	$—	$1.1	$—
Swiss Life Collective BVG Foundation (b)	119.2	—	119.2	—

Total plan assets	$120.3	$—	$120.3	$—

(a)
The Company's pension plan in France is invested in a larger fund that invests in a variety of instruments. The assets are not directly dedicated to the French pension plan. The Group BPCE Life fund invests in debt securities of foreign corporations and governments, equity securities of foreign government funds and private real estate funds.

(b)
The Company's pension plan in Switzerland is outsourced to Swiss Life AG, an outside insurance provider. Under the insurance contract, the plan assets are invested in Swiss Life Collective BVG Foundation (the Foundation), which is an umbrella fund for which the retirement savings and interest rates are guaranteed a minimum of 1.0% and 1.75% for the years ended December 31, 2018 and 2017, respectively, on the mandatory withdrawal portion, as defined by Swiss law, and 0.25% and 0.75% for the years ended December 31, 2018 and 2017, respectively on the non-mandatory portion. The Foundation utilizes plan administrators and investment managers to oversee the investment allocation process, set long-term strategic targets and monitor asset allocations. The target allocations are 75% bonds, including cash, 5% equity investments and 20% real estate and mortgages. Should the Foundation yield a return greater than the guaranteed amounts, the Company, according to Swiss law, shall receive 90% of the additional return with Swiss Life AG retaining 10%. The withdrawal benefits and interest allocations are secured at all times by Swiss Life AG.

Contributions and Estimated Future Benefit Payments

        During 2019, the Company expects contributions to be consistent with 2018. The estimated future benefit payments are based on the same assumptions used to measure the Company's benefit obligation at December 31, 2018. The following benefit payments reflect future employee service as appropriate (in millions):

2019	$2.5
2020	2.8
2021	3.3
2022	3.7
2023	4.4
2024-2028	31.0

Note 15—Commitments and Contingencies

        In accordance with ASC Topic 450, Contingencies, the Company accrues anticipated costs of settlement, damages, or other costs to the extent specific losses are probable and estimable.

Litigation and Related Contingencies

        Lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. Third parties might allege that the Company or its collaborators are infringing their patent rights or that the Company is otherwise violating their intellectual property rights. Loss contingency provisions are recorded if the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated or a range of loss can be determined. These accruals represent management's best estimate of probable loss. Disclosure is also provided when it is reasonably possible that a loss will be incurred or when it is reasonably possible that the amount of a loss will exceed the recorded provision. The Company believes the outcome of pending proceedings, individually and in the aggregate, will not have a material impact on the Company's financial statements. As of December 31, 2018 and 2017, no material accruals have been recorded for potential contingencies.

Governmental Investigations

        The Company is subject to regulation by national, state and local government agencies in the United States and other countries in which it operates. From time to time, the Company is the subject of governmental investigations often involving regulatory, marketing and other business practices. These governmental investigations may result in the commencement of civil and criminal proceedings, fines, penalties and administrative remedies which could have a material adverse effect on the Company's financial position, results of operations and/or liquidity.

        In August 2018, the Korea Fair Trade Commission ("KFTC") informed the Company that it is conducting an investigation into the public tender bidding activities of a number of life science instrument companies operating in Korea, including Bruker Korea Co., Ltd. The Company is cooperating fully with the KFTC regarding this matter and is unable to predict the timing or outcome of this investigation at this time. Revenues from Korea represent less than 3% of the Company's consolidated revenue for the twelve-month period ended December 31, 2018.

        On October 19, 2017, the Company received a notice of investigation and subpoena to produce documents from the Division of Enforcement of the SEC. The subpoena seeks information related to an employee terminated as part of a restructuring and certain matters involving the Company's policies and accounting practices related to revenue recognition and restructuring activities, as well as related financial reporting, disclosure and compliance matters, since January 1, 2013. The subpoena also seeks information concerning, among other things, the Company's previously identified material weakness in internal controls over the accounting for income taxes, related financial reporting matters and certain payments for non-employee travel expenses. The Company is producing documents in response to the subpoena and intends to continue to cooperate fully with the SEC's investigation. Additionally, the Audit Committee of the Company's Board of Directors, with the assistance of outside counsel, is conducting an internal investigation into practices of certain business partners in China and into the conduct of former employees of the Bruker Optics division in China which raised questions of compliance with laws, including the U.S. Foreign Corrupt Practices Act, and/or compliance with the Company's business policies and code of conduct. The Company has voluntarily disclosed this matter to the SEC and U.S. Department of Justice. At this time, the Company is unable to predict the duration, scope or outcome of these investigations.

        As of December 31, 2018 and 2017, no material accruals have been recorded for potential contingencies related to these matters.

Operating Leases

        Certain buildings, office equipment and vehicles are leased under agreements that are accounted for as operating leases. Total rental expense under operating leases was $25.1 million, $23.7 million and $22.0 million during the years ended December 31, 2018, 2017 and 2016, respectively. Future minimum lease payments under non-cancelable operating leases at December 31, 2018, for each of the next five years and thereafter are as follows (in millions):

2019	$25.3
2020	19.1
2021	13.7
2022	9.3
2023	7.3
Thereafter	18.4

Total	$93.1

Capital Leases

        The Company leases certain assets under agreements that are classified as capital leases. The cost of these assets under the capital leases is included in the consolidated balance sheets as property, plant and equipment and was $0.2 million and $0.9 million at December 31, 2018 and 2017, respectively. Accumulated amortization of the leased buildings at December 31, 2018 and 2017 was $0.1 million and $0.5 million, respectively. Amortization expense related to assets under capital leases was included in depreciation expense. The obligations related to capital leases was recorded as a component of long-term debt or the current portion of long-term debt in the consolidated balance sheets, depending on when the lease payments are due.

Unconditional Purchase Commitments

        The Company has entered into unconditional purchase commitments, in the ordinary course of business, that include agreements to purchase goods, services or fixed assets and to pay royalties that are enforceable and legally binding and that specify all significant terms including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase commitments exclude agreements that are cancelable at any time without penalty. The aggregate amount of the Company's unconditional purchase commitments totaled $228.3 million at December 31, 2018 and the majority of these commitments are expected to be settled during 2019.

License Agreements

        The Company has entered into license agreements allowing it to utilize certain patents. If these patents are used in connection with a commercial product sale, the Company pays royalties on the related product revenues. Licensing fees for the years ended December 31, 2018, 2017 and 2016, were $3.7 million, $3.5 million and $3.0 million, respectively, and are recorded in cost of product revenue in the consolidated statements of income and comprehensive income.

Letters of Credit and Guarantees

        At December 31, 2018 and 2017, the Company had bank guarantees of $138.3 million and $138.8 million, respectively, related primarily to customer advances. These arrangements guarantee the refund of advance payments received from customers in the event that the merchandise is not delivered or warranty obligations are not fulfilled in compliance with the terms of the contract. These guarantees affect the availability of the Company's lines of credit.

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

Note 16—Shareholders' Equity

Share Repurchase Program

        In May 2017, the Company's Board of Directors approved a share repurchase program under which repurchases of common stock up to $225.0 million may occur from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, legal requirements and other considerations. No repurchases occurred in the year ended December 31, 2018. A total of 5,318,063 shares were repurchased at an aggregate cost of $152.2 million in the year ended December 31, 2017 under the program. Any future repurchases will be funded from cash on hand, future cash flows from operations and available borrowings under the revolving credit facility.

        The repurchased shares are reflected within Treasury stock in the accompanying consolidated balance sheet at December 31, 2018 and 2017.

Cash Dividends on Common Stock

        On February 22, 2016, the Company announced the establishment of a dividend policy and the declaration by its Board of Directors of an initial quarterly cash dividend in the amount of $0.04 per share of the Company's issued and outstanding common stock. Under the dividend policy, the Company will target a cash dividend to the Company's shareholders in the amount of $0.16 per share per annum, payable in equal quarterly installments. The following is a summary of the dividends paid in the years ended December 31, 2018 and 2017 (in millions):

	2018
Dividends Paid on	March 23	June 22	September 21	December 21
Shareholders of Record as of	March 6	June 4	September 4	December 3
Aggregate Cost	$6.3	$6.2	$6.3	$6.3

	2017
Dividends Paid on	March 24	June 23	September 22	December 22
Shareholders of Record as of	March 8	June 5	September 5	December 4
Aggregate Cost	$6.4	$6.4	$6.3	$6.3

        Subsequent dividend declarations and the establishment of record and payment dates for such future dividend payments, if any, are subject to the Board of Directors' continuing determination that the dividend policy is in the best interests of the Company's shareholders. The dividend policy may be suspended or cancelled at the discretion of the Board of Directors at any time.

Accumulated Other Comprehensive Income (Loss)

        The following is a summary of the components of accumulated other comprehensive income (loss), net of tax, at December 31, (in millions):

	Foreign Currency Translation	Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2015	$3.2	$(47.4)	$(44.2)
Other comprehensive income (loss)	(27.3)	(8.4)	(35.7)
Realized loss on reclassification	—	4.0	4.0

Balance at December 31, 2016	(24.1)	(51.8)	(75.9)
Other comprehensive income (loss)	96.3	1.8	98.1
Realized loss on reclassification	—	4.8	4.8

Balance at December 31, 2017	72.2	(45.2)	27.0
Other comprehensive income	(25.3)	11.9	(13.4)
Realized loss on reclassification	—	3.4	3.4

Balance at December 31, 2018	$46.9	$(29.9)	$17.0

Note 17—Stock-Based Compensation

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

        Starting in 2017, members of the Company's Board of Directors receive an annual award of restricted stock units which vest over a one-year service period.

        Stock option activity for the year ended December 31, 2018 was as follows:

	Shares Subject to Options	Weighted Average Option Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value (in millions) (b)
Outstanding at December 31, 2017	3,235,673	$20.16
Granted	126,260	35.86
Exercised	(575,372)	17.87
Forfeited/Expired	(193,251)	20.31

Outstanding at December 31, 2018	2,593,310	$21.41	5.6	$22.4

Exercisable at December 31, 2018	1,789,819	$19.77	5.1	$17.9

Exercisable and expected to vest at
December 31, 2018 (a)	2,533,128	$21.33	5.6	$22.1

(a)
In addition to the options that are vested at December 31, 2018, the Company expects a portion of the unvested options to vest in the future. Options expected to vest in the future are determined by applying an estimated forfeiture rate to the options that are unvested as of December 31, 2018.

(b)
The aggregate intrinsic value is based on the positive difference between the fair value of the Company's common stock price of $29.77 on December 31, 2018, or the date of exercises, as appropriate, and the exercise price of the underlying stock options.

        The weighted average fair value of options granted was $9.50, $7.61 and $7.72 per share for the years ended December 31, 2018, 2017 and 2016, respectively.

        The total intrinsic value of options exercised was $8.0 million, $16.2 million and $11.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

        Unrecognized pre-tax stock-based compensation expense of $4.4 million related to stock options awarded under the 2010 and 2016 Plans is expected to be recognized over the weighted average remaining service period of 2.08 years for stock options outstanding at December 31, 2018.

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

        The following table summarizes information about restricted stock award activity during the year ended December 31, 2018:

	Shares Subject to Restriction	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	85,529	$20.39
Vested	(54,343)	20.12
Forfeited	(6,553)	24.80

Outstanding at December 31, 2018	24,633	$19.82

        The total fair value of restricted stock vested was $1.8 million, $2.3 million and $1.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

        Unrecognized pre-tax stock-based compensation expense of $0.3 million related to restricted stock awarded under the 2010 Plan is expected to be recognized over the weighted average remaining service period of 0.6 years for awards outstanding at December 31, 2018.

        Restricted stock units of the Company's common stock are periodically awarded to executive officers, directors and certain employees of the Company which vest ratably over a service periods of one to four years. Stock-based compensation for restricted stock units is recorded based on the stock price on the grant date and charged to expense ratably throughout the vesting period.

        The following table summarizes information about restricted stock unit activity for year ended December 31, 2018:

	Shares Subject to Restriction	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	652,123	$25.47
Granted	428,464	33.76
Vested	(203,144)	24.95
Forfeited	(71,194)	26.89

Outstanding at December 31, 2018	806,249	$29.88

        The total fair value of restricted stock vested was $6.9 million and $2.0 million for the years ended December 31, 2018 and 2017, respectively. No restricted stock units vested in the years ended December 31, 2016.

        Unrecognized pre-tax stock-based compensation expense of $18.8 million related to restricted stock units awarded under the 2016 Plan is expected to be recognized over the weighted average remaining service period of 3.07 years for units outstanding at December 31, 2018.

        In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation—Improvements to Employee Share-Based Payment Accounting. The new standard simplifies accounting for share-based payment transactions, including income tax consequences and the classification of the tax impact on the statement of cash flows. The Company adopted this standard effective January 1, 2017. The ASU requires that the difference between the actual tax benefit realized upon exercise or vesting, as applicable, and the tax benefit recorded based on the fair value of the stock award at the time of grant (the "excess tax benefits") be reflected as a reduction of the current period provision for income taxes with any shortfall recorded as an increase in the tax provision rather than as a component of changes to additional paid-in capital. The ASU also required the excess tax benefit realized be reflected as an operating cash flow rather than a financing cash flow. This standard was adopted by the Company on a modified retrospective basis with respect to the previously unrecognized windfalls, which resulted in a cumulative adjustment to retained earnings of $3.6 million as of January 1, 2017 related to the timing of when excess tax benefits are recognized. The Company adopted this standard on a prospective basis with respect to the statements of income and cash flows and recognized an excess tax benefit related to stock compensation which decreased income tax expense in the amount of $1.3 million and $1.9 million for the years ended December 31, 2018 and 2017, respectively. The excess tax benefits were previously recorded in equity. The Company continues to utilize a historical forfeiture rate to estimate future forfeitures.

Note 18—Other Charges, Net

        The components of other charges, net for the years ended December 31, 2018, 2017 and 2016, were as follows in millions):

	2018	2017	2016
Acquisition-related expenses (income), net	$3.4	$4.5	$9.0
Professional fees incurred in connection with investigation matters	4.5	0.2	—
Information technology transformation costs	4.8	4.2	6.2
Restructuring charges	6.8	10.6	9.8
Long-lived asset impairments	—	0.2	0.8

Other charges, net	$19.5	$19.7	$25.8

Restructuring Initiatives

        Restructuring charges for the years ended December 31, 2018, 2017 and 2016 included charges for various other programs which were recorded in the accompanying consolidated statements of income and comprehensive income as follows (in millions):

	2018	2017	2016
Cost of revenues	$2.6	$5.6	$11.0
Other charges, net	6.8	10.6	9.8

	$9.4	$16.2	$20.8

        The following table sets forth the changes in the restructuring reserves for the years ended December 31, 2018, 2017 and 2016 (in millions):

	Total	Severance	Exit Costs	Provisions for Excess Inventory
Balance at December 31, 2015	$23.1	$10.3	$2.4	$10.4
Restructuring charges	20.8	10.6	7.2	3.0
Cash payments	(22.1)	(15.6)	(5.6)	(0.9)
Non-cash adjustments	(5.4)	(0.4)	(0.3)	(4.7)
Foreign currency impact	(0.2)	—	—	(0.2)

Balance at December 31, 2016	$16.2	$4.9	$3.7	$7.6
Restructuring charges	16.2	7.7	6.2	2.3
Cash payments	(17.1)	(10.1)	(6.8)	(0.2)
Non-cash adjustments	(5.5)	(0.7)	(1.0)	(3.8)
Foreign currency impact	1.0	0.2	—	0.8

Balance at December 31, 2017	$10.8	$2.0	$2.1	$6.7
Restructuring charges	9.4	4.1	5.3	—
Cash payments	(9.2)	(4.4)	(4.8)	—
Non-cash adjustments	(3.5)	0.3	(1.2)	(2.6)
Foreign currency impact	(0.2)	—	—	(0.2)

Balance at December 31, 2018	$7.3	$2.0	$1.4	$3.9

        Restructuring charges by segment as of and for the years ended December 31, are as follows (in millions):

	2018	2017	2016
BSI	$9.4	$14.1	$20.8
BEST	—	2.1	—

	$9.4	$16.2	$20.8

Note 19—Interest and Other Income (Expense), Net

        The components of interest and other income (expense), net for the years ended December 31, 2018, 2017 and 2016, were as follows (in millions):

	2018	2017	2016
Interest income	$1.2	$0.8	$0.3
Interest expense	(12.6)	(15.4)	(13.2)
Exchange gains (losses) on foreign currency transactions	(3.0)	(5.5)	4.1
Pension components	(3.9)	(4.8)	(4.6)
Gain on bargain purchase	—	0.6	9.2
Other	0.6	2.6	—

Interest and other income (expense), net	$(17.7)	$(21.7)	$(4.2)

Note 20—Business Segment Information

        The Company has two reportable segments, BSI and BEST, as discussed in Note 1 to the consolidated financial statements.

        Selected business segment information is presented below for the years ended December 31, (in millions):

	2018	2017	2016
Revenue:
BSI	$1,707.0	$1,583.9	$1,492.6
BEST	194.8	191.2	130.2
Eliminations (a)	(6.2)	(9.2)	(11.5)

Total revenue	$1,895.6	$1,765.9	$1,611.3

Operating Income:
BSI	$247.9	$213.4	$173.5
BEST	14.5	7.4	6.6
Corporate, eliminations and other (b)	—	(1.3)	1.7

Total operating income	$262.4	$219.5	$181.8

(a)
Represents product and service revenue between reportable segments.

(b)
Represents corporate costs and eliminations not allocated to the reportable segments.

        The Company recorded an impairment charge of $0.6 million, $1.1 million and $0.8 million for the years ended December 31, 2018, 2017 and 2016, respectively, within the BSI and BEST Segments. Please see Note 8—Property, Plant and Equipment, net and Note 9—Goodwill and Other Intangible Assets, for description of impairment charges recorded in 2018, 2017 and 2016. These impairment charges are included within cost of revenue for the year ended December 31, 2018 and other charges, net for the years ended December 31, 2017 and 2016 in the accompanying consolidated statements of income and comprehensive income.

        Total assets by segment as of and for the years ended December 31, are as follows (in millions):

	2018	2017
Assets:
BSI	$2,100.6	$1,917.8
BEST	33.2	35.6
Eliminations and other (a)	(5.2)	(4.9)

Total assets	$2,128.6	$1,948.5

(a)
Assets not allocated to the reportable segments and eliminations of intercompany transactions.

        Total capital expenditures and depreciation and amortization by segment are presented below for the years ended December 31, (in millions):

	2018	2017	2016
Capital Expenditures:
BSI	$42.8	$38.5	$34.6
BEST	6.4	5.2	2.5

Total capital expenditures	$49.2	$43.7	$37.1

Depreciation and Amortization:
BSI	$60.2	$59.8	$51.3
BEST	4.7	4.1	3.0

Total depreciation and amortization	$64.9	$63.9	$54.3

        Revenue and property, plant and equipment, net by geographical area as of and for the year ended December 31, are as follows (in millions):

	2018	2017	2016
Revenue:
United States	$489.4	$434.7	$428.2
Germany	201.1	200.2	189.5
Rest of Europe	500.2	465.0	393.4
Asia Pacific	549.2	514.8	458.1
Other	155.7	151.2	142.1

Total revenue	$1,895.6	$1,765.9	$1,611.3

	2018	2017	2016
Property, plant and equipment, net:
United States	$44.1	$46.2	$46.4
Germany	137.0	140.9	122.5
Rest of Europe	78.7	71.9	63.3
Asia Pacific	6.3	5.4	4.4
Other	4.5	2.1	2.5

Total property, plant and equipment, net	$270.6	$266.5	$239.1

Note 21—Related Parties

        The Company leases certain office space from certain of its principal shareholders, including a director and executive officer and a former member of the Company's Board of Directors, and members of their immediate families, which have expiration dates ranging from 2019 to 2020. Total rent expense under these leases was $1.2 million, $3.5 million and $3.9 million for each of the years ended December 31, 2018, 2017 and 2016, respectively.

        During the years ended December 31, 2018, 2017 and 2016, the Company recorded revenue of $2.9 million, $2.6 million and $1.1 million, respectively, arising from commercial transactions with a life sciences company in which a member of the Company's Board of Directors is Chairman and Chief Executive Officer.

        During the year ended December 31, 2018, the Company recorded revenue of $0.6 million from commercial transactions with a hospital in which a member of the Company's Board of Directors serves on the Board of Trustees.

Note 22—Recent Accounting Pronouncements

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

        In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard was adopted as of the effective date of January 1, 2018. The Company has evaluated the provisions of this standard and has determined that the impact of adoption of ASU No. 2017-01 was not material to the Company's consolidated financial statements.

        In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740)—Intra-Entity Transfer of Assets Other than Inventory. The new standard requires recognition of current and deferred income taxes resulting from an intra-entity transfer of any asset (excluding inventory) when the transfer occurs. This is a change from existing U.S. GAAP which prohibits recognition of current and deferred income taxes until the asset is sold to a third party. This new standard was adopted as of the effective date of January 1, 2018. The Company has evaluated the provisions of this standard and has determined that the impact of adoption of ASU No. 2016-16 was not material to the Company's consolidated financial statements.

        In February 2016, the FASB issued ASU No. 2016-02, Leases which provides guidance on the recognition, measurement, presentation and disclosure of leases. The new standard supersedes present U.S. GAAP guidance on leases and requires all leases with terms longer than 12 months to be reported on the balance sheet as right-of-use ("ROU") assets and lease liabilities, as well as, provide additional disclosures. The lease liability represents the lessee's obligation to make lease payments arising from a lease and will be measured as the present value of the lease payments. The right-of-use asset represents the lessee's right to use a specified asset for the lease term, and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee's initial direct costs.

        The new standard is effective as of January 1, 2019. Under ASU No. 2016-02, companies are required to transition to the new standard in the period of adoption at the beginning of the earliest period presented in the financial statements (January 1, 2017 for the Company). In July 2018, the FASB issued ASU No. 2018-11 as an update to ASU No. 2016-02, which in part provided companies the option of transitioning to the new standard as of the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted the new standard as of January 1, 2019 using the alternative transition method under ASU No. 2018-11 and will recognize a cumulative-effect adjustment to the opening balance sheet. The Company elected the available package of practical expedients for leases that commenced prior to the effective date that allows it to not reassess: 1) whether any expired or existing contracts are or contain leases; 2) the lease classification for any expired or existing leases; and 3) the accounting treatment of initial direct costs for any expired or existing leases. The Company also elected the practical expedient that allows lessees to treat lease and non-lease components of leases as a single lease component.

        The Company is in the process of finalizing the implementation of a leasing software that will provide the required accounting disclosures and is continuing to finalize its calculations based on the new standard. Accordingly, the Company has not completed its evaluation of all aspects of the new standard.

        The Company expects that the new standard will have a material impact on its consolidated balance sheet due to the recognition of right-of-use assets and lease liabilities for substantially all leases currently accounted for as operating leases. As the Company completes its evaluation of this new standard, new information may arise that could change its current understanding of the impact to its consolidated financial statements.

        The Company is also working to establish new processes and internal controls that may be required to comply with the new standard, but it does not expect it will have a material impact on the Company's operations.

Note 23—Quarterly Financial Data (Unaudited)

        A summary of operating results for the quarterly periods in the years ended December 31, 2018 and 2017, is set forth below (in millions, except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
Year ended December 31, 2018
Net revenue	$431.7	$443.7	$466.6	$553.6
Gross profit	199.4	205.2	222.6	272.8
Operating income	38.1	48.8	69.1	106.4
Net income attributable to Bruker Corporation	27.0	31.2	43.4	78.1
Net income per common share attributable to
Bruker Corporation shareholders:
Basic	$0.17	$0.20	$0.28	$0.50
Diluted	$0.17	$0.20	$0.28	$0.50
Year ended December 31, 2017
Net revenue	$384.9	$414.9	$435.6	$530.5
Gross profit	176.4	184.5	198.9	256.2
Operating income	37.6	35.3	51.3	95.3
Net income (loss) attributable to Bruker Corporation	21.6	23.4	37.0	(3.4)
Net income (loss) per common share attributable to
Bruker Corporation shareholders:
Basic	$0.14	$0.15	$0.23	$(0.02)
Diluted	$0.13	$0.15	$0.23	$(0.02)

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        We have established disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), to allow timely decisions regarding required disclosures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2018.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

        We excluded Anasys Instruments Corp., JPK Instruments, AG, Hain Lifescience GmbH, Mestrelab Research S.L. and Agapetus GmbH from our assessment of internal control over financial reporting as of December 31, 2018 because they were acquired by the Company in business combinations during 2018. The total assets and total revenues of these entities that are excluded from our assessment of internal control over financial reporting collectively represent 2.7% and 1.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2018.

        The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B    OTHER INFORMATION

        None.

PART III

ITEM 10    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The full text of our code of conduct, which applies to our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Board of Directors is published on our Investor Relations website at www.bruker.com. We intend to disclose future amendments to certain provisions of our Code, or waivers of such provisions granted to executive officers and directors, on the website within four business days following the date of such amendment or waiver.

        Information regarding our executive officers may be found under the caption "Executive Officers" in our definitive proxy statement for our 2019 Annual Meeting of Stockholders. Information regarding our directors, including committees of our Board of Directors and our Audit Committee Financial Experts, may be found under the captions "Election of Directors," "Board Meetings, Committees and Compensation," and "Audit Committee Report" in our definitive proxy statement for our 2019 Annual Meeting of Stockholders. Information regarding compliance with Section 16(a) of the Exchange Act may be found in our definitive proxy statement for our 2019 Annual Meeting of Stockholders under the caption "Section 16(a) Beneficial Ownership Reporting Compliance." Information regarding the procedures by which security holders may recommend nominees to our Board of Directors may be found in our definitive proxy statement for our 2019 Annual Meeting of Stockholders under the caption "Director Nominations." Such information is incorporated herein by reference.

ITEM 11    EXECUTIVE COMPENSATION

        Information regarding executive compensation may be found under the captions "Compensation of Directors," "Compensation Discussion and Analysis," "Summary of Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report" in our definitive proxy statement for our 2019 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table summarizes information about our equity compensation plans as of December 31, 2018:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,424,192	$23.39	10,698,988
Equity compensation plans not approved by security holders	N/A	N/A	N/A

	3,424,192	$23.39	10,698,988

        The Bruker Corporation 2016 Incentive Compensation Plan, or the 2016 Plan, was approved by our stockholders in May 2016. The 2016 Plan has a term of ten years and provides for the issuance of up to 9,500,000 shares of our common stock. With the approval of the 2016 Plan, no additional grants can be made from our 2010 Incentive Compensation Plan. Outstanding awards under the 2010 Incentive Compensation Plan will continue in accordance with their terms.

        The information contained in our definitive proxy statement for our 2019 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information contained in our definitive proxy statement for our 2019 Annual Meeting of Stockholders under the captions "Related Persons Transactions" and "Board Meetings, Committees and Compensation" is incorporated herein by reference.

ITEM 14    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information contained in our definitive proxy statement for our 2019 Annual Meeting of Stockholders under the captions "Independent Registered Public Accounting Firm" and "Ratification of Independent Registered Public Accounting Firm" is incorporated herein by reference.

PART IV

ITEM 15    EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)
Financial Statements and Schedules

(1)
Financial Statements

        The following consolidated financial statements of Bruker Corporation are filed as part of this report under Item 8—Financial Statements and Supplementary Data:

Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2018 and 2017
Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016
Notes to Consolidated Financial Statements
(2)
Financial Statement Schedules

        All schedules have been omitted because they are not required or because the required information is provided in the Consolidated Financial Statements or Notes thereto set forth under Item 8 above.

(3)
Exhibits

(b)
List of Exhibits

Exhibit No.		Description of Exhibit
3.1		Amended and Restated Certificate of Incorporation of Bruker Corporation (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed March 17, 2008 (File No. 000-30833))
3.2		Bylaws of Bruker Corporation (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 filed April 14, 2000 (File No. 333-34820))
4.1
Specimen Stock Certificate Representing Shares of Common Stock of Bruker Corporation (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K filed March 1, 2017 (File No. 000-30833))
10.1	†	Bruker Corporation 2010 Incentive Compensation Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed April 14, 2010 (File 000-30833))
10.2	†
Bruker Corporation 2010 Incentive Compensation Plan Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed August 9, 2010 (File No. 000-30833))
10.3	†
Bruker Corporation 2010 Incentive Compensation Plan Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed August 9, 2010 (File No. 000-30833))
10.4	†
Bruker Corporation 2010 Incentive Compensation Plan Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed August 9, 2010 (File No. 000-30833))

Exhibit No.		Description of Exhibit
10.5		Amended and Restated Credit Agreement, dated as of May 24, 2011, by and among the Company, Bruker AXS GmbH, Bruker Daltonik GmbH, Bruker Optik GmbH, Bruker Physik GmbH, Bruker BioSpin Invest AG, Bruker BioSpin AG and Bruker BioSpin International AG, the other foreign subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto, Deutsche Bank Securities Inc., Commerzbank Ag, New York, Grand Cayman And Stuttgart Branches and RBS Citizens, National Association, as Co-Documentation Agents, Bank of America, N.A. as Syndication Agent and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 25, 2011 (File No. 000-30833))
10.6	*	Note Purchase Agreement, dated January 18, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 19, 2012 (File No. 000-30833))
10.7	†	Bruker Energy & Supercon Technologies, Inc. 2009 Stock Option Plan (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K filed March 12, 2010 (File No. 000-30833))
10.8	†
Bruker Energy & Supercon Technologies, Inc. 2009 Stock Option Plan Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K filed March 12, 2010 (File No. 000-30833))
10.9	†
Bruker Energy & Supercon Technologies, Inc. 2009 Stock Option Plan Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K filed March 12, 2010 (File No. 000-30833))
10.10	†
Employment Offer Letter Agreement, dated June 25, 2012, by and between the Company and Juergen Srega (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed May 9, 2013 (File No. 000-30833))
10.11	*
Credit Agreement, dated October 27, 2015, by and among the Company and certain of its foreign subsidiaries as borrowers, Citizens Bank, N.A., Deutsche Bank Securities Inc. and TD Bank, N.A., as Co-Documentation Agents, Bank of America, N.A. and Wells Fargo Bank, National Association, as Co-Syndication Agents, JPMorgan Chase Bank, N.A., as Administrative Agent for itself and the other lenders party thereto, and the several banks or other financial institutions or entities from time to time party thereto as lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 29, 2015 (File No. 000-30833))
10.12	†	Bruker Corporation 2016 Incentive Compensation Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed April 22, 2016 (File 000-30833))
10.13	†
Bruker Corporation 2016 Incentive Compensation Plan Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed August 5, 2016 (File No. 000-30833))
10.14	†
Bruker Corporation 2016 Incentive Compensation Plan Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed August 5, 2016 (File No. 000-30833))
10.15	†
Bruker Corporation 2016 Incentive Compensation Plan Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed August 5, 2016 (File No. 000-30833))

Exhibit No.		Description of Exhibit
10.16	†	Bruker Corporation 2016 Incentive Compensation Plan Form of Director Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K filed March 1, 2017 (File No. 000-30833))
10.17	†
Project Completion Agreement, dated March 23, 2017, by and between the Company and Michael Knell (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed May 10, 2017 (File No. 000-30833))
10.18	†	Bruker Corporation 2018 Short-Term Incentive Compensation Program (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 5, 2018 (File No. 000-30833))
10.19	†
Offer Letter, dated March 17, 2018, by and between the Company and Gerald N. Herman (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed May 10, 2018 (File No. 000-30833))
10.20	†
Offer Letter, dated June 4, 2018, by and between the Company and Gerald N. Herman (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed August 9, 2018 (File No. 000-30833))
10.21	†
Contract of Employment, dated May 1, 2018, by and between the Company and Falko Busse (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed August 9, 2018 (File No. 000-30833))
10.22	†	Form of Indemnification Agreement of Officers and Directors (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 11, 2019 (File No. 000-30833))
21.1	**	Subsidiaries of the Company
23.1	**	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24.1	**	Power of attorney (included on signature page hereto)
31.1	**	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	**	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	**
The following materials from the Bruker Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss), (iv) Consolidated Statements of Cash Flows and (iv) Notes to the Consolidated Financial Statements

*
Certain portions have been omitted pursuant to an order granting confidential treatment and have been filed separately with the Securities and Exchange Commission.

†
Designates management contract or compensatory plan or arrangement.

**
Denotes management contracts or compensatory plans or arrangements required to be filed as Exhibits to this Form 10-K.

        Amendments and modifications to other Exhibits previously filed have been omitted when, in the opinion of the registrant, such Exhibits as amended or modified are no longer material or, in certain instances, are no longer required to be filed as Exhibits.

        No other instruments defining the rights of holders of long-term debt of the registrant or its subsidiaries have been filed as Exhibits because no such instruments met the threshold materiality requirements under Regulation S-K. The registrant agrees, however, to furnish a copy of any such instruments to the Commission upon request.

ITEM 16    FORM 10-K SUMMARY

        Not Applicable.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUKER CORPORATION
Date: March 1, 2019	By:	/s/ FRANK H. LAUKIEN, PH.D. Name: Frank H. Laukien, Ph.D. Title: President, Chief Executive Officer and Chairman

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

Name	Title	Date
/s/ FRANK H. LAUKIEN, PH.D. Frank H. Laukien, Ph.D.	President, Chief Executive Officer and Chairman (Principal Executive Officer)	March 1, 2019
/s/ GERALD N. HERMAN Gerald N. Herman	Chief Financial Officer and Vice President (Principal Financial Officer and Principal Accounting Officer)	March 1, 2019
/s/ CYNTHIA M. FRIEND, PH.D. Cynthia Friend, PH.D.	Director	March 1, 2019
/s/ MARC A. KASTNER, PH.D. Marc A. Kastner, PH.D.	Director	March 1, 2019
/s/ WILLIAM A. LINTON William A. Linton	Director	March 1, 2019
/s/ GILLES G. MARTIN, PH.D. Gilles G. Martin	Director	March 1, 2019

Name	Title	Date
/s/ JOHN ORNELL John Ornell	Director	March 1, 2019
/s/ RICHARD A. PACKER Richard A. Packer	Director	March 1, 2019
/s/ ADELENE Q. PERKINS Adelene Q. Perkins	Director	March 1, 2019
/s/ HERMANN REQUARDT, PH.D. Hermann Requardt, PH.D.	Director	March 1, 2019
/s/ ROBERT ROSENTHAL, PH.D. Robert Rosenthal, PH.D	Director	March 1, 2019