Form 10-Q
period 2019-03-31
BRUKER CORP
filed 2019-05-08
CIK 1109354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	BRKR	Nasdaq Global Select Market

Class	Outstanding at May 2, 2019
Common Stock, $0.01 par value per share	156,816,577 shares

BRUKER CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2019

The accompanying notes are an integral part of these financial statements.

PART I                FINANCIAL INFORMATION

ITEM 1.              UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$298.8	$322.4
Accounts receivable, net	360.4	357.2
Inventories	541.8	509.6
Other current assets	142.7	115.1
Total current assets	1,343.7	1,304.3

Property, plant and equipment, net	267.6	270.6
Goodwill	275.3	275.7
Operating lease assets	77.4	—
Intangibles, net and other long-term assets	278.5	278.0
Total assets	$2,242.5	$2,128.6

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2.6	$18.5
Accounts payable	126.5	104.5
Customer advances	132.4	124.4
Other current liabilities	371.2	351.9
Total current liabilities	632.7	599.3

Long-term debt	332.0	322.6
Operating lease liabilities	58.3	—
Other long-term liabilities	275.7	279.0

Commitments and contingencies (Note 13)

Redeemable noncontrolling interest	22.0	22.6

Shareholders’ equity:
Preferred stock, $0.01 par value 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value 260,000,000 shares authorized, 172,836,469 and 172,634,220 shares issued and 156,814,676 and 156,609,340 shares outstanding at March 31, 2019 and December 31, 2018, respectively	1.7	1.7
Treasury stock, at cost, 16,021,793 and 16,024,880 shares at March 31, 2019 and December 31, 2018, respectively	(401.5)	(401.5)
Accumulated other comprehensive income	3.3	17.0
Other shareholders’ equity	1,309.7	1,279.4
Total shareholders’ equity attributable to Bruker Corporation	913.2	896.6
Noncontrolling interest in consolidated subsidiaries	8.4	8.5
Total shareholders’ equity	921.6	905.1

Total liabilities and shareholders’ equity	$2,242.3	$2,128.6

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in millions, except per share data)

	Three Months Ended March 31,
	2019	2018
Product revenue	$383.0	$352.2
Service revenue	77.4	77.7
Other revenue	1.0	1.8
Total revenue	461.4	431.7

Cost of product revenue	197.5	185.6
Cost of service revenue	49.1	46.5
Cost of other revenue	0.1	0.2
Total cost of revenue	246.7	232.3
Gross profit	214.7	199.4

Operating expenses:
Selling, general and administrative	120.1	110.3
Research and development	46.4	43.2
Other charges, net	6.3	7.8
Total operating expenses	172.8	161.3
Operating income	41.9	38.1

Interest and other income (expense), net	(3.5)	(2.3)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	38.4	35.8
Income tax provision	7.7	8.4
Consolidated net income	30.7	27.4
Net (loss) income attributable to noncontrolling interests in consolidated subsidiaries	(0.1)	0.4
Net income attributable to Bruker Corporation	$30.8	$27.0

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.20	$0.17
Diluted	$0.20	$0.17

Weighted average common shares outstanding:
Basic	156.7	155.9
Diluted	157.9	157.0

Comprehensive income	$17.0	$51.8
Less: Comprehensive income attributable to noncontrolling interests	(0.1)	0.6
Comprehensive income attributable to Bruker Corporation	$17.1	$51.2

Dividend declared per common share	$0.04	$0.04

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions, except share data)

	Common Shares	Common Stock Amount	Treasury Shares	Treasury Stock Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity Attributable to Bruker Corporation	Noncontrolling Interests in Consolidated Subsidiaries	Total Shareholders’ Equity
Balance at December 31, 2017	155,865,977	$1.7	16,009,099	$(401.2)	$155.9	$942.0	$27.0	$725.4	$8.1	$733.5
Restricted shares terminated	(6,553)	—	6,553	—	—	—	—	—	—	—
Stock options exercised	180,890	—	—	—	2.9	—	—	2.9	—	2.9
Restricted stock units vested	42,762	—	—	—	—	—	—	—	—	—
Stock based compensation	—	—	—	—	2.5	—	—	2.5	—	2.5
Shares issued for acquisition	(2,123)	—	2,123	(0.1)	—	—	—	(0.1)	—	(0.1)
Treasury stock acquired	(1,055)	—	1,055	—	—	—	—	—	—	—
Adoption impact from new revenue standard ASC 606	—	—	—	—	—	5.9	—	5.9	0.2	6.1
Cash dividends paid to common stockholders	—	—	—	—	—	(6.3)	—	(6.3)	—	(6.3)
Consolidated net income	—	—	—	—	—	27.0	—	27.0	0.4	27.4
Other comprehensive income (loss)	—	—	—	—	—	—	24.2	24.2	0.1	24.3
Balance at March 31, 2018	156,079,898	$1.7	16,018,830	$(401.3)	$161.3	$968.6	$51.2	$781.5	$8.8	$790.3

Balance at December 31, 2018	156,609,340	$1.7	16,024,880	$(401.5)	$176.9	$1,102.5	$17.0	$896.6	$8.5	$905.1
Stock options exercised	167,177	—	—	—	3.1	—	—	3.1	—	3.1
Restricted stock units vested	35,072	—	—	—	—	—	—	—	—	—
Stock based compensation	—	—	—	—	2.7	—	—	2.7	—	2.7
Shares issued for acquisition	3,087	—	(3,087)	—	—	—	—	—	—	—
Cash dividends paid to common stockholders	—	—	—	—	—	(6.3)	—	(6.3)	—	(6.3)
Consolidated net income (loss)	—	—	—	—	—	30.8	—	30.8	(0.1)	30.7
Other comprehensive income (loss)	—	—	—	—	—	—	(13.7)	(13.7)	—	(13.7)
Balance at March 31, 2019	156,814,676	$1.7	16,021,793	$(401.5)	$182.7	$1,127.0	$3.3	$913.2	$8.4	$921.6

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Consolidated net income	$30.7	$27.4
Adjustments to reconcile consolidated net income to cash flows from operating activities:
Depreciation and amortization	19.0	15.8
Stock-based compensation expense	3.1	2.5
Deferred income taxes	(0.2)	(7.1)
Other non-cash expenses, net	4.5	18.2
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	(6.0)	10.0
Inventories	(43.2)	(32.0)
Accounts payable and accrued expenses	11.0	(13.7)
Income taxes payable, net	(7.9)	(3.3)
Deferred revenue	13.9	5.9
Customer advances	6.5	17.8
Other changes in operating assets and liabilities, net	(17.2)	2.3
Net cash provided by operating activities	14.2	43.8

Cash flows from investing activities:
Maturities of short-term investments	—	117.0
Cash paid for acquisitions, net of cash acquired	(16.1)	(0.4)
Purchases of property, plant and equipment	(10.6)	(8.5)
Net cash (used in) provided by investing activities	(26.7)	108.1

Cash flows from financing activities:
Repayments of Note Purchase Agreement	(15.0)	—
Repayments of revolving lines of credit	(25.9)	(195.0)
Proceeds from revolving lines of credit	40.6	—
Repayment of other debt	(4.5)	(0.1)
Proceeds of other debt	0.2	—
Proceeds from issuance of common stock, net	3.1	2.6
Payment of contingent consideration	(1.0)	—
Payment of dividends	(6.3)	(6.3)
Net cash used in financing activities	(8.8)	(198.8)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2.4)	5.8
Net change in cash, cash equivalents and restricted cash	(23.7)	(41.1)
Cash, cash equivalents and restricted cash at beginning of period	326.3	328.9
Cash, cash equivalents and restricted cash at end of period	$302.6	$287.8

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              Description of Business

Bruker Corporation, together with its consolidated subsidiaries (Bruker or the Company), develops, manufactures and distributes high-performance scientific instruments and analytical and diagnostic solutions that enable its customers to explore life and materials at microscopic, molecular and cellular levels. Many of the Company’s products are used to detect, measure and visualize structural characteristics of chemical, biological and industrial material samples. The Company’s products address the rapidly evolving needs of a diverse array of customers in life science research, pharmaceuticals, biotechnology, applied markets, cell biology, clinical research, microbiology, in-vitro diagnostics, nanotechnology and materials science research.

The Company has two reportable segments, Bruker Scientific Instruments (BSI), which represented approximately 90.3% and 89.6% of the Company’s revenues during the three months ended March 31, 2019 and 2018, respectively, and Bruker Energy & Supercon Technologies (BEST), which represented the remainder of the Company’s revenues. Within BSI, the Company is organized into three operating segments: the Bruker BioSpin Group, the Bruker CALID Group and the Bruker Nano Group. For financial reporting purposes, the Bruker BioSpin Group, Bruker CALID Group and Bruker Nano Group operating segments are aggregated into the BSI reportable segment because each has similar economic characteristics, production processes, service offerings, types and classes of customers, methods of distribution and regulatory environments.

Bruker BioSpin- The Bruker BioSpin Group designs, manufactures and distributes enabling life science tools based on magnetic resonance technology. The majority of the Bruker BioSpin Group’s revenues are generated by academic and government research customers. Other customers include pharmaceutical and biotechnology companies and nonprofit laboratories, as well as chemical, food and beverage, clinical and other industrial companies.

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

Bruker Nano- The Bruker Nano Group designs, manufactures and distributes advanced X-ray instruments; atomic force microscopy instrumentation; advanced fluorescence optical microscopy instruments; analytical tools for electron microscopes and X-ray metrology; defect-detection equipment for semiconductor process control; handheld, portable and mobile X-ray fluorescence spectrometry instruments; and spark optical emission spectroscopy systems. Customers of the Bruker Nano Group include academic institutions, governmental customers, nanotechnology companies, semiconductor companies, raw material manufacturers, industrial companies, biotechnology and pharmaceutical companies and other businesses involved in materials analysis.

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

The unaudited condensed consolidated financial statements represent the consolidated accounts of the Company. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements as of March 31, 2019 and December 31, 2018, and for the three months ended March 31, 2019 and 2018, have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial information presented herein does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement have been included. The results for interim periods are not necessarily indicative of the results expected for any other interim period or the full year.

At March 31, 2019, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, have not changed other than for lease accounting as detailed in Footnote 14.

2.              Revenue

The following table presents the Company’s revenues by Group and end customer geographical location (dollars in millions):

	Three Months Ended March 31,	Three Months Ended March 31,
	2019	2018
Revenue by Group:
Bruker BioSpin	$127.8	$131.8
Bruker CALID	148.2	131.3
Bruker Nano	140.8	123.9
BEST	47.8	45.6
Eliminations	(3.2)	(0.9)
Total revenue	$461.4	$431.7

	Three Months Ended March 31,	Three Months Ended March 31,
	2019	2018
Revenue by End Customer Geography:
United States	$117.6	$104.8
Germany	42.8	41.5
Rest of Europe	112.3	119.9
Asia Pacific	152.2	126.9
Other	36.5	38.6
Total revenue	$461.4	$431.7

Revenue for the Company recognized at a point in time versus over time is as follows (dollars in millions):

	Three Months Ended March 31,	Three Months Ended March 31,
	2019	2018

Revenue recognized at a point in time	$410.5	$395.2
Revenue recognized over time	50.9	36.5
Total revenue	$461.4	$431.7

Remaining Performance Obligations

Remaining performance obligations represent the aggregate transaction price allocated to a promise to transfer a good or service that is fully or partially unsatisfied at the end of the period. As of March 31, 2019, remaining performance obligations were approximately $1,048.9 million. The Company expects to recognize revenue on approximately 79.0% of the remaining performance obligations over the next twelve months and the remaining performance obligations primarily within one to three years.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue, customer deposits and billings in excess of revenue recognized (contract liabilities) on the Company’s unaudited condensed consolidated balance sheets.

Contract assets—Most of the Company’s long-term contracts are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Billing often occurs subsequent to revenue recognition, resulting in contract assets. Contract assets are generally classified as other current assets in the unaudited condensed consolidated balance sheets. The balance of contract assets as of March 31, 2019 and December 31, 2018 was $31.5 million and $25.9 million, respectively.  The increase in the contract asset balance during the three month period ended March 31, 2019 is primarily a result of foreign currency translation and contracts that have been recognized as revenue during the three month period ending March 31, 2019 for which billing cannot contractually occur as of March 31, 2019.

Contract liabilities—The Company often receives cash payments from customers in advance of the Company’s performance, resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the unaudited condensed consolidated balance sheet based on the timing of when revenue recognition is expected.  As of March 31, 2019 and December 31, 2018, the contract liabilities were $308.6 million and $288.5 million, respectively.   The increase in the contract liability balance during the three month period ended March 31, 2019 is primarily a result of new performance obligations entered into during the three month period.  Approximately $75.2 million of the contract liability balance on December 31, 2018 was recognized as revenue during the three month period ended March 31, 2019.

3.              Acquisitions

2019

In the three months ended March 31, 2019, the Company completed two acquisitions that collectively complemented the Company’s existing product offerings or added aftermarket and software capabilities to the Company’s existing businesses.

The following table reflects the consideration transferred and the respective reporting segment for each of these acquisitions:

Name of Acquisition	Date Acquired	Segment	Consideration	Cash Consideration
Arxspan, LLC	March 4, 2019	BSI	$16.6	$14.4
Ampegon PPT GmbH	March 7, 2019	BEST	2.0	2.0
			$18.6	$16.4

The impact of these acquisitions, individually and collectively, on revenues, net income and total assets was not material. Pro forma financial information reflecting these acquisitions has not been presented because the impact, individually and collectively, on revenues, net income and total assets is not material.

2018

There were no material acquisitions completed in the three months ended March 31, 2018.

4.              Stock-Based Compensation

On May 14, 2010, the Bruker Corporation 2010 Incentive Compensation Plan (2010 Plan) was approved by the Company’s stockholders. The 2010 Plan provided for the issuance of up to 8,000,000 shares of the Company’s common stock. The 2010 Plan allowed a committee of the Board of Directors (Compensation Committee) to grant incentive stock options, non-qualified stock options and restricted stock awards. The Compensation Committee had the authority to determine which employees would receive the awards, the amount of the awards and other terms and conditions of any awards. Awards granted under the 2010 Plan typically were made subject to a vesting period of three to five years.

On May 20, 2016, the Bruker Corporation 2016 Incentive Compensation Plan (2016 Plan) was approved by the Company’s stockholders. With the approval of the 2016 Plan, no further grants have been made under the 2010 Plan. The 2016 Plan provides for the issuance of up to 9,500,000 shares of the Company’s common stock and permits the grant of awards of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares and performance units, as well as cash-based awards. The 2016 Plan is administered by the Compensation Committee. The Compensation Committee has the authority to determine which employees will receive awards, the amount of any awards, and other terms and conditions of such awards. Awards granted under the 2016 Plan typically vest over a period of one to four years.

The Company recorded stock-based compensation expense as follows in the unaudited condensed consolidated statements of income and comprehensive income (dollars in millions):

	Three Months Ended March 31,
	2019	2018
Stock options	$0.7	$1.0
Restricted stock awards	0.1	0.2
Restricted stock units	1.9	1.3
Total stock-based compensation	$2.7	$2.5

The Company also recorded stock-based compensation expense of $0.4 million in the three months ended March 31, 2019 related to the 2018 acquisition of Mestrelab Research, S.L. (Mestrelab).

	Three Months Ended March 31,
	2019	2018
Costs of product revenue	$0.4	$0.4
Selling, general and administrative	1.9	1.7
Research and development	0.4	0.4
Total stock-based compensation	$2.7	$2.5

Stock-based compensation expense is recognized on a straight-line basis over the underlying requisite service period of the stock-based award.

Stock options to purchase the Company’s common stock are periodically awarded to executive officers and other employees of the Company subject to a vesting period of three to four years. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. There were no stock options awarded during the three months ended March 31, 2019 and 2018.

Stock option activity for the three months ended March 31, 2019 was as follows:

	Shares Subject to Options	Weighted Average Option Price	Weighted Average Remaining Contractual Term (Yrs)	Aggregate Intrinsic Value (in millions) (b)
Outstanding at December 31, 2018	2,593,310	$21.41
Exercised	(167,177)	19.02
Forfeited	(6,212)	21.57
Outstanding at March 31, 2019	2,419,921	$21.58	5.3	$40.8

Exercisable at March, 2019	1,658,792	$19.94	4.9	$30.7

Exercisable and expected to vest at
March 31, 2019 (a)	2,356,595	$21.48	5.3	$40.0

(a)         In addition to the options that are vested at March 31, 2019, the Company expects a portion of the unvested options to vest in the future. Options expected to vest in the future are determined by applying an estimated forfeiture rate to the options that are unvested as of March 31, 2019.

(b)         The aggregate intrinsic value is based on the positive difference between the fair value of the Company’s common stock price of $38.44 on March 31, 2019 and the exercise price of the underlying stock options.

The total intrinsic value of options exercised was $3.1 million and $2.8 million for the three months ended March 31, 2019 and 2018, respectively.

There was no restricted stock award activity for the three months ended March 31, 2019.

The total fair value of restricted stock  awards vested was $0.1 million in the three months ended March 31, 2018.

Restricted stock unit activity for the three months ended March 31, 2019 was as follows:

	Shares Subject to Restriction	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	806,249	$29.88
Granted	40,713	30.25
Vested	(36,047)	35.47
Forfeited	(9,668)	29.50
Outstanding at March 31, 2019	801,247	$29.66

The total fair value of restricted stock units vested was $1.1 million and $1.5 million for the three months ended March 31, 2019 and 2018, respectively.

At March 31, 2019, the Company expects to recognize pre-tax stock-based compensation expense of $3.6 million associated with outstanding stock option awards granted under the Company’s stock plans over the weighted average remaining service period of 1.96 years. The Company expects to recognize additional pre-tax stock-based compensation expense of $0.2 million associated with outstanding restricted stock awards granted under the Company’s stock plans over the weighted average remaining service period of 0.35 year. The Company also expects to recognize additional pre-tax stock-based compensation expense of $17.7 million associated with outstanding restricted stock units granted under the 2016 Plan over the weighted average remaining service period of 2.75 years.

5.              Earnings Per Share

Net income per common share attributable to Bruker Corporation shareholders is calculated by dividing net income attributable to Bruker Corporation, adjusted to reflect changes in the redemption value of the redeemable noncontrolling interest, by the weighted-average number of shares outstanding during the period. The diluted net income per share computation includes the effect of shares which would be issuable upon the exercise of outstanding stock options and the vesting of restricted stock, reduced by the number of shares which are assumed to be purchased by the Company under the treasury stock method.   There was no

redemption value adjustment of the redeemable noncontrolling interest for the three months ended March 31, 2019 or 2018.

The following table sets forth the computation of basic and diluted weighted average shares outstanding and net income per common share attributable to Bruker shareholders (dollars in millions, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Net income attributable to Bruker Corporation, as reported	$30.8	$27.0

Weighted average shares outstanding:
Weighted average shares outstanding-basic	156.7	155.9
Effect of dilutive securities:
Stock options and restricted stock awards and units	1.2	1.1
	157.9	157.0

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.20	$0.17
Diluted	$0.20	$0.17

Stock options to purchase approximately 0.1 million shares and 0.2 million shares were excluded from the computation of diluted earnings per share in the three months ended March 31, 2019 and 2018, respectively, as their effect would have been anti-dilutive.

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

The following tables set forth the Company’s financial instruments that are measured at fair value on a recurring basis and presents them within the fair value hierarchy using the lowest level of input that is significant to the fair value measurement at March 31, 2019 and December 31, 2018 (dollars in millions):

March 31, 2019	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Embedded derivatives in purchase and delivery contracts	$0.3	$—	$0.3	$—
Foreign exchange contracts	0.5	—	0.5	—
Total assets recorded at fair value	$0.8	$—	$0.8	$—

Liabilities:
Contingent consideration	$15.3	$—	$—	$15.3
Hybrid instrument liability	13.3	—	—	13.3
Embedded derivatives in purchase and delivery contracts	0.9	—	0.9	—
Foreign exchange contracts	1.3	—	1.3	—
Total liabilities recorded at fair value	$30.8	$—	$2.2	$28.6

December 31, 2018	Total	Quoted Prices in Active Markets Available (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Foreign exchange contracts	$0.2	$—	$0.2	$—
Embedded derivatives in purchase and delivery contracts	0.4	—	0.4	—
Total assets recorded at fair value	$0.6	$—	$0.6	$—

Liabilities:
Contingent consideration	$15.1	$—	$—	$15.1
Hybrid instrument liability	12.9	—	—	12.9
Foreign exchange contracts	2.8	—	2.8	—
Embedded derivatives in purchase and delivery contracts	0.9	—	0.9	—
Fixed price commodity contracts	0.5	—	0.5	—
Total liabilities recorded at fair value	$32.2	$—	$4.2	$28.0

The Company’s financial instruments consist primarily of restricted cash, derivative instruments consisting of foreign exchange contracts, commodity contracts, derivatives embedded in certain purchase and sale contracts, accounts receivable, borrowings under a revolving credit agreement, accounts payable, contingent consideration, a hybrid instrument liability and long-term debt. The carrying amounts of the Company’s cash equivalents, short-term investments and restricted cash, accounts receivable, borrowings under a revolving credit agreement and accounts payable approximate fair value because of their short-term nature. Derivative assets and liabilities are measured at fair value on a recurring basis. The Company’s long-term debt consists principally of a private placement arrangement entered into in 2012 with various fixed interest rates based on the maturity date. The fair value of the long-term fixed interest rate debt, which has been classified as Level 2, was $212.3 million and $228.8 million at March 31, 2019 and December 31, 2018, respectively, based on the outstanding amount at March 31, 2019 and December 31, 2018, market prices and observable sources with similar maturity dates.

The Company measures certain assets and liabilities at fair value with changes in fair value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities and did not elect the fair value option for any financial assets or liabilities which originated during the three months ended March 31, 2019 or 2018.

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

The following table sets forth the changes in contingent consideration liabilities for the three months ended March 31, 2019 (dollars in millions):

Balance at December 31, 2018	$15.1
Current period additions	—
Current period adjustments	1.5
Current period settlements	(1.0)
Foreign currency effect	(0.3)
Balance at March, 2019	$15.3

As part of the Mestrelab acquisition, the Company entered into an agreement with the noncontrolling interest holders that provides the Company with the right to purchase, and the noncontrolling interest holders with the right to sell, the remaining 49% of Mestrelab for cash at a contractually defined redemption value. These rights (an embedded derivative) are exercisable beginning in 2022 and can be accelerated, at a discounted redemption value, upon certain events related to post combination services. As the option is tied to continued employment, the Company classified the hybrid instrument (noncontrolling interest with an embedded derivative) as a long-term liability on the consolidated balance sheet. Subsequent to the acquisition, the carrying value of the hybrid instrument is remeasured to fair value with changes recorded to stock-based compensation expense in proportion to the requisite service period vested. The hybrid instrument is classified as Level 3 in the fair value hierarchy.

The following table sets forth the changes in hybrid instrument liability for the year ended March 31, 2019 (dollars in millions):

Balance at December 31, 2018	$12.9
Current period adjustments	0.4
Balance at March, 2019	$13.3

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

The inclusion of restricted cash increased the balances of the unaudited condensed consolidated statement of cash flows as follows (dollars in millions):

	Three Months Ended March 31,
	2019	2018
Beginning Balance	$3.9	$3.9
Ending Balance	3.8	3.9

8.              Inventories

Inventories consisted of the following (in millions):

	March 31,	December 31,
	2019	2018
Raw materials	$178.7	$164.5
Work-in-process	200.4	182.4
Finished goods	92.3	94.8
Demonstration units	70.4	67.9
Inventories	$541.8	$509.6

Finished goods include in-transit systems that have been shipped to the Company’s customers, but not yet installed and accepted by the customer. As of March 31, 2019 and December 31, 2018, the value of inventory-in-transit was $35.6 million and $38.3 million, respectively.

9.              Goodwill and Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for the three months ended March 31, 2019 (dollars in millions):

Balance at December 31, 2018	$275.7
Current period additions	2.3
Foreign currency effect	(2.7)
Balance at March 31, 2019	$275.3

The following is a summary of intangible assets, excluding goodwill (dollars in millions):

	March 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Existing technology and related patents	$277.6	$(164.8)	$112.8	$272.6	$(160.5)	$112.1
Customer relationships	116.2	(20.8)	95.4	112.0	(18.1)	93.9
Non compete contracts	1.8	(1.8)	—	1.8	(1.8)	—
Trade names	11.9	(1.9)	10.0	11.6	(1.6)	10.0
Other	5.5	(4.4)	1.1	5.1	(2.4)	2.7
Intangible assets	$413.0	$(193.7)	$219.3	$403.1	$(184.4)	$218.7

For the three months ended March 31, 2019 and 2018, the Company recorded amortization expense of $10.1 million and $6.8 million, respectively, related to intangible assets subject to amortization.

10.       Debt

The Company’s debt obligations as of March 31, 2019 and December 31, 2018 consisted of the following (dollars in millions):

	March 31,	December 31,
	2019	2018
US Dollar revolving loan under the 2015 Credit Agreement	$124.8	$111.6
US Dollar notes under the Note Purchase Agreement	205.0	220.0
Unamortized debt issuance costs under the Note Purchase Agreement	(0.5)	(0.5)
Other revolving loans	2.6	2.9
Capital lease obligations and other loans	2.7	7.1
Total debt	334.6	341.1
Current portion of long-term debt	(2.6)	(18.5)
Total long-term debt, less current portion	$332.0	$322.6

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

The following is a summary of the maximum commitments and the net amounts available to the Company under the 2015 Credit Agreement and other lines of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand with interest payable monthly, at March 31, 2019 (dollars in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
2015 Credit Agreement	1.6%	$500.0	$124.8	$1.3	$373.9
Hain revoling line of credit	3.5%	4.0	2.5	—	1.5
Alicona revolving line of credit	0.5%	5.3	0.1	—	5.2
Other lines of credit	—	253.2	—	131.1	122.1
Total revolving lines of credit		$762.5	$127.4	$132.4	$502.7

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

•                  $20.0 million 3.16% Series 2012A Senior Notes, Tranche A, due January 18, 2017;

•                  $15.0 million 3.74% Series 2012A Senior Notes, Tranche B, due January 18, 2019;

•                  $105.0 million 4.31% Series 2012A Senior Notes, Tranche C, due January 18, 2022; and

•                  $100.0 million 4.46% Series 2012A Senior Notes, Tranche D, due January 18, 2024.

On January 18, 2017, the outstanding $20.0 million principal amount of Tranche A of the Senior Notes was repaid in accordance with the terms of the Note Purchase Agreement.  On January 18, 2019, the outstanding $15.0 million principal amount of Tranche B of the Senior Notes was repaid in accordance with the terms of the Note Purchase Agreement.

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

As of March 31, 2019, the Company was in compliance with the covenants of the Note Purchase Agreement and the 2015 Credit Agreement.  The Company’s leverage ratio (as defined in the respective agreements) was 0.91 and interest coverage ratio (as defined in the respective agreements) was 23.6.

11.       Derivative Instruments and Hedging Activities

Interest Rate Risks

The Company’s exposure to interest rate risk relates primarily to outstanding variable rate debt and adverse movements in the related short-term market rates. Typically, the most significant component of the Company’s interest rate risk relates to amounts outstanding under the 2015 Credit Agreement, which totaled $124.8 million at March 31, 2019. The Company currently has a higher level of fixed rate debt than variable rate debt, which limits the exposure to adverse movements in interest rates.

Foreign Exchange Rate Risk Management

The Company generates a substantial portion of its revenues and expenses in international markets which subjects its operations to the exposure of exchange rate fluctuations. The impact of currency exchange rate movement can be positive or negative in any period. The Company periodically enters into foreign currency contracts in order to minimize the volatility that fluctuations in currency translation have on its monetary transactions. Under these arrangements, the Company typically agrees to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates with maturities of less than twelve months, with some agreements extending to longer periods. The Company had the following notional amounts outstanding under foreign exchange contracts at March 31, 2019 and December 31, 2018 (in millions):

Buy	Notional Amount in Buy Currency	Sell	Maturity	Notional Amount in U.S. Dollars	Fair Value of Assets	Fair Value of Liabilities
March 31, 2019:
Euro	25.0	U.S. Dollars	April 2019	$28.6	$—	$0.6

Great Britain Pound	14.7	Euro	April 2019	18.6	0.5	—

Swiss Francs	10.4	Japanese Yen	April 2019	10.7	—	0.3

Swiss Francs	9.6	U.S. Dollars	April 2019	9.7	—	0.1

Euro	6.9	Great Britain Pound	May 2019 to October 2020	8.2	—	0.3

Taiwan Dollar	129.0	U.S. Dollars	April 2019	4.2	—	—

Chinese Renminbi	23.7	U.S. Dollars	April 2019	3.5	—	—

Singapore Dollar	4.3	U.S. Dollars	April 2019	3.2	—	—

Swedish Krona	14.8	U.S. Dollars	April 2019	1.6	—	—

U.S. Dollars	1.2	Canadian Dollars	April 2019	1.2	—	—

U.S. Dollars	1.1	Singapore Dollar	April 2019	1.1	—	—
				$90.6	$0.5	$1.3

December 31, 2018:
Euro	25.4	U.S. Dollars	January 2019	$31.1	$—	$2.1

U.S. Dollars	8.5	Euro	January 2019	8.6	—	0.1

Swiss Francs	11.1	U.S. Dollars	January 2019	11.3	—	—

U.S. Dollars	2.1	Swiss Francs	January 2019	2.1	—	—

Swiss Francs	10.4	Japanese Yen	April 2019	10.8	—	0.2

U.S. Dollars	1.5	Canadian Dollars	January 2019	1.5	—	—

Singapore Dollar	4.3	U.S. Dollars	January 2019	3.1	—	—

Chinese Renminbi	41.1	U.S. Dollars	January 2019	5.9	0.1	—

Great Britian Pound	15.4	Euro	January 2019	20.0	—	0.4

Euro	6.9	Great Britian Pound	May 2019 to October 2020	8.0	0.1	—
				$102.4	$0.2	$2.8

In addition, the Company periodically enters into purchase and sales contracts denominated in currencies other than the functional currency of the parties to the transaction. The Company accounts for these transactions separately valuing the “embedded derivative” component of these contracts. The contracts, denominated in currencies other than the functional currency of the transacting parties, amounted to $99.3 million for the delivery of products and $6.3 million for the purchase of products at March 31, 2019 and $113.5 million for the delivery of products and $6.0 million for the purchase of products at December 31, 2018. The changes in the fair value of these embedded derivatives are recorded in interest and other income (expense), net in the consolidated statements of income and comprehensive income.

Commodity Price Risk Management

The Company has arrangements with certain customers under which it has a firm commitment to deliver copper based superconductor wire at a fixed price. In order to minimize the volatility that fluctuations in the price of copper have on the Company’s sales of these commodities, the Company enters into commodity hedge contracts.  At March 31, 2019 and

December 31, 2018, the Company had fixed price commodity contracts with notional amounts aggregating $5.1 million and $6.8 million, respectively. The changes in the fair value of these commodity contracts are recorded within interest and other income (expense), net in the unaudited condensed consolidated statements of income and comprehensive income.

The fair value of the derivative instruments described above is recorded in the unaudited condensed consolidated balance sheets for the periods as follows (dollars in millions):

		March 31,	December 31,
	Balance Sheet Location	2019	2018
Derivative assets:
Foreign exchange contracts	Other current assets	$0.5	$0.2
Embedded derivatives in purchase and delivery contracts	Other current assets	0.3	0.2
Embedded derivatives in purchase and delivery contracts	Other long-term assets	—	0.2

Derivative liabilities:
Foreign exchange contracts	Other current liabilities	$1.1	$2.8
Embedded derivatives in purchase and delivery contracts	Other current liabilities	0.9	0.9
Fixed price commodity contracts	Other current liabilities	—	0.5
Foreign exchange contracts	Other long-term liabilities	0.2	—

The impact on net income of unrealized gains and losses resulting from changes in the fair value of derivative instruments not designated as hedging instruments are as follows (dollars in millions):

	Three Months Ended March 31,
	2019	2018
Foreign exchange contracts	$1.7	$(4.4)
Embedded derivatives in purchase and delivery contracts	(0.1)	0.1
Fixed price commodity contracts	0.5	(0.6)
Net impact to interest and other income (expense)	$2.1	$(4.9)

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

The income tax provision for the three months ended March 31, 2019 and 2018 was $7.7 million and $8.4 million, respectively, representing effective tax rates of 20.1% and 23.5%, respectively.  The decrease in the Company’s effective tax rate for the three months ended March 31, 2019, compared to the same period in 2018, was primarily due to the recording of items related to the update of a one-time tax on the mandatory deemed repatriation of post-1986 untaxed foreign earnings and profits (toll charge) assessed under the Tax Cuts and Jobs Act (2017 Tax Act) due to the release of final regulations in the three months ended March 31, 2019.  The Company’s effective tax rate may change over time as the amount or mix of income and taxes changes among the jurisdictions in which the Company is subject to tax.

As of March 31, 2019 and December 31, 2018, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $6.5 million and $6.6 million, respectively, which, if recognized, would result in a reduction of the Company’s effective tax rate. The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes.  As of March 31, 2019 and December 31, 2018, approximately $0.3 million and $0.2 million, respectively, of accrued interest and penalties related to uncertain tax positions was included in other long-term liabilities on the Company’s unaudited condensed consolidated balance sheets.  Penalties and interest of $0.1 million were recorded in the provision for income taxes for unrecognized tax benefits during the three months ended March 31, 2019.  There were no penalties or interest recorded in the three months ended March 31, 2018.

The Company files tax returns in the United States, which includes federal, state and local jurisdictions, and many foreign jurisdictions with varying statutes of limitations. The Company considers Germany, the United States and Switzerland to be its significant tax jurisdictions. The majority of the Company’s earnings are derived in Germany and Switzerland. Accounting for the various federal and local taxing authorities, the statutory rates for 2019 are approximately 30.0% and 20.0% for Germany and Switzerland, respectively. The mix of earnings in those two jurisdictions resulted in an increase of 4.5% from the U.S. statutory rate of 21.0% in the three months ended March 31, 2019. The Company has not been a party to any tax holiday agreements. The tax years 2013 to 2018 are open to examination in Germany and Switzerland. Tax years 2011 to 2018 remain open for examination in the United States.

13.       Commitments and Contingencies

In accordance with ASC Topic 450, Contingencies, the Company accrues anticipated costs of settlement, damages or other costs to the extent specific losses are probable and estimable.

Litigation and Related Contingencies

Lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. Third parties might allege that the Company or its collaborators are infringing their patent rights or that the Company is otherwise violating their intellectual property rights. Loss contingency provisions are recorded if the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated or a range of loss can be determined. These accruals represent management’s best estimate of probable loss. Disclosure is also provided when it is reasonably possible that a loss will be incurred or when it is reasonably possible that the amount of a loss will exceed the recorded provision. The Company believes the outcome of pending proceedings, individually and in the aggregate, will not have a material impact on the Company’s financial statements. As of March 31, 2019 and December 31, 2018, no material accruals have been recorded for potential contingencies.

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

In August 2018, the Korea Fair Trade Commission (KFTC) informed the Company that it is conducting an investigation into the public tender bidding activities of a number of life science instrument companies operating in Korea, including Bruker Korea Co., Ltd.  The Company is cooperating fully with the KFTC regarding this matter and is unable to predict the timing or outcome of this investigation at this time. Revenues from Korea represent approximately 2% of the Company’s consolidated revenue for the three month period ended March 31, 2019.

On October 19, 2017, the Company received a notice of investigation and subpoena to produce documents from the Division of Enforcement of the SEC. The subpoena sought information related to an employee terminated as part of a restructuring and certain matters involving the Company’s policies and accounting practices related to revenue recognition and restructuring activities, as well as related financial reporting, disclosure and compliance matters, since January 1, 2013. The subpoena also sought information concerning, among other things, the Company’s previously identified material weakness in internal controls over the accounting for income taxes, related financial reporting matters and certain payments for non-employee travel expenses. On April 25, 2019, the Staff notified the Company that it had concluded its investigation and, based on the information received to date, does not intend to recommend an enforcement action by the SEC against the Company.

Additionally, the Audit Committee of the Company’s Board of Directors, with the assistance of outside counsel,  conducted an internal investigation into practices of certain business partners in China and into the conduct of former employees of the Bruker Optics division in China which raised questions of compliance with laws, including the U.S. Foreign Corrupt Practices

Act, and/or compliance with the Company’s business policies and code of conduct. The Audit Committee has concluded its internal investigation.

As of March 31, 2019 and December 31, 2018, no material accruals have been recorded for potential contingencies related to these matters.

Letters of Credit and Guarantees

At March 31, 2019 and December 31, 2018, the Company had bank guarantees of $132.4 million and $138.3 million, respectively, related primarily to customer advances. These arrangements guarantee the refund of advance payments received from customers in the event that the merchandise is not delivered or warranty obligations are not fulfilled in compliance with the terms of the contract. These guarantees affect the availability of the Company’s lines of credit.

14.       Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases, which provides guidance on the recognition, measurement, presentation and disclosure of leases. The new standard, effective as of January 1, 2019, supersedes present U.S. GAAP guidance on leases and requires all leases with terms longer than 12 months to be reported on the balance sheet as right-of-use (ROU) assets and lease liabilities, as well as provide additional disclosures. The lease liability represents the lessee’s obligation to make lease payments arising from a lease and will be measured as the present value of the lease payments. The right-of-use asset represents the lessee’s right to use a specified asset for the lease term, and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs.

Under ASU No. 2016-02, companies are required to transition to the new standard in the period of adoption at the beginning of the earliest period presented in the financial statements (January 1, 2017 for the Company). In July 2018, the FASB issued ASU No. 2018-11 as an update to ASU No. 2016-02, which in part provided companies the option of transitioning to the new standard as of the adoption date and recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted the new standard as of January 1, 2019 using the alternative transition method under ASU No. 2018-11 and recognized a cumulative-effect adjustment to the opening balance sheet. The Company’s prior period financial statements were not adjusted due to adopting the new standard based on the alternative transition method. The Company elected the available package of practical expedients for leases that commenced prior to the effective date that allows it to not reassess: 1) whether any expired or existing contracts are or contain leases; 2) the lease classification for any expired or existing leases; and 3) the accounting treatment of initial direct costs for any expired or existing leases. The Company also elected the practical expedient that allows lessees to treat lease and non-lease components of leases as a single lease component for all asset classes. The adoption of the new standard resulted in recording $75.5 million and $77.9 million of ROU assets and lease liabilities, respectively, as of January 1, 2019 on the Company’s unaudited condensed consolidated balance sheet.  The adoption of the new standard did not significantly affect the Company’s results of operations.

Starting in the first quarter of 2019, the Company accounts for leases in accordance with ASC 842, Leases. At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Leases with a term greater than 12 months are recognized on the balance sheet as ROU assets, lease liabilities and, if applicable, long-term lease liabilities. The Company has elected not to recognize on the balance sheet leases with an initial term of 12 months or less.  Leases with an initial term of 12 months or less are directly expensed as incurred. Leases are classified as either operating or finance depending on the specific terms of the arrangement.

The Company’s leases mainly consist of facilities, office equipment, and vehicles. The majority of leases are classified as operating, with certain vehicle leases classified as finance leases based on the specific terms of the arrangement. The remaining lease term ranges from 2019 to 2029, with some leases including an option to extend the lease for varying periods of time or to terminate prior to the end of the lease term. Certain lease agreements contain provisions for future rent increases.  Lease payments included in the measurement of the lease liability comprise fixed payments, and the exercise price of a Company option to purchase the underlying asset if the Company is reasonably certain to exercise the option. The Company’s leases typically do not contain residual value guarantees.

At the commencement date, operating and finance lease liabilities, and their corresponding ROU assets, are recorded based on the present value of lease payments over the expected lease term. The lease term includes the noncancellable period of the lease, plus any additional periods covered by either a Company option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor. The interest rate implicit in lease contracts is typically not readily determinable, therefore an incremental borrowing rate is used to calculate the lease liability. The incremental borrowing rate is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the ROU asset may be required for items such as prepayments, lease incentives received or initial direct costs paid.

Operating lease cost is recognized over the lease term on a straight-line basis, while finance lease cost is amortized over the expected term on a straight-line basis. Variable lease cost not dependent on an index or rate is recognized when incurred.

The components of lease cost for the three months ended March 31, 2019 are as follows:

Three Months Ended
March 31, 2019
Amortization of right-of-use assets	$—
Interest on lease liabilities	—
Total finance lease cost	$—

Operating lease cost	$6.6
Short term lease cost	0.5
Variable lease cost	0.5
Sublease income	(0.3)
Total lease cost	$7.3

Supplemental balance sheet information as of March 31, 2019 related to leases was as follows: (in millions):

Three Months Ended
March 31, 2019
Operating leases
Operating lease assets, net	$77.4
Other current liabilities	21.3
Operating lease liability - long term	58.3

Finance leases
Property, plant and equipment, net	$0.5
Current portion of long-term debt	0.1
Long-term debt	0.3

Weighted average remaining lease term
Operating leases	5.6 years
Finance leases	3.7 years

Weighted average discount rate
Operating leases	2.6%
Finance leases	1.9%

Supplemental cash flow information related to leases for the three months ended March 31, 2019 was as follows:

Three Months Ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$—
Operating cash flows from operating leases	6.7
Financing cash flows from finance leases	—

Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$8.7
Finance leases	—

Future minimum lease payments under non-cancellable leases as of March 31, 2019 were as follows:

	Operating Leases	Finance Leases
2019 (excluding the three months ended March 31, 2019)	$18.2	$0.1
2020	19.2	0.1
2021	13.8	0.1
2022	9.4	0.1
2023	7.4	—
Thereafter	18.1	—
Total undiscounted lease payments	86.1	0.4
Less: Imputed interest	(6.5)	—
Total lease liabilities	$79.6	$0.4

As of December 31, 2018, minimum commitments for the Company’s leases as required under prior lease guidance in ASC 840 were as follows:

	Operating Leases	Finance Leases
2019	$25.3	$—
2020	19.1	0.1
2021	13.7	0.1
2022	9.3	—
2023	7.3	—
Thereafter	18.4	—
Total	$93.1	$0.2

15.       Shareholders’ Equity

Share Repurchase Program

In May 2017, the Company’s Board of Directors approved a share repurchase program under which repurchases of common stock up to $225.0 million may occur from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, legal requirements and other considerations. No repurchases occurred in the three months ended March 31, 2019.  Any future repurchases will be funded from cash on hand, future cash flows from operations and available borrowings under the revolving credit facility. This share repurchase program expires on May 11, 2019.

Cash Dividends on Shares of Common Stock

On February 22, 2016, the Company announced the establishment of a dividend policy and the declaration by its Board of Directors of an initial quarterly cash dividend in the amount of $0.04 per share of the Company’s issued and outstanding common stock. Under the dividend policy, the Company will target a cash dividend to the Company’s shareholders in the amount of $0.16 per share per annum, payable in equal quarterly installments. The following is a summary of the dividends paid in the periods ended March 31, 2019 and 2018 (dollars in millions):

2019
Dividends Paid on	March 22
Shareholders of Record as of	March 5
Aggregate Cost	$6.3

2018
Dividends Paid on	March 23
Shareholders of Record as of	March 6
Aggregate Cost	$6.3

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

	Three Months Ended March 31,
	2019	2018
Consolidated net income	$30.7	$27.4
Foreign currency translation adjustments	(14.5)	24.8
Pension liability adjustments, net of tax	0.8	(0.4)
Net comprehensive income	17.0	51.8
Less: Comprehensive income attributable to noncontrolling interests	(0.1)	0.6
Comprehensive income attributable to Bruker Corporation	$17.1	$51.2

The following is a summary of the components of accumulated other comprehensive income, net of tax, at March 31, 2019 (dollars in millions):

	Foreign Currency Translation	Pension Liability Adjustment	Accumulated Other Comprehensive Income
Balance at December 31, 2018	$46.9	$(29.9)	$17.0
Other comprehensive income (loss) before reclassifications	(14.5)	0.4	(14.1)
Amounts reclassified from other comprehensive income (loss), net of tax of $0.0 million	—	0.4	0.4
Net current period other comprehensive income (loss)	(14.5)	0.8	(13.7)
Balance at March 31, 2019	$32.4	$(29.1)	$3.3

16.  Other Charges, Net

The components of other charges, net were as follows (dollars in millions):

	Three Months Ended March 31,
	2019	2018
Information technology transformation costs	$0.9	$1.5
Restructuring charges	1.1	3.3
Acquisition-related charges	3.8	1.0
Other	0.5	2.0
Other charges, net	$6.3	$7.8

Restructuring Initiatives

Restructuring charges for the three month period ended March 31, 2019 and 2018 include charges for various programs that were recorded in the accompanying unaudited condensed consolidated statements of income and comprehensive income.  The following table sets forth the restructuring charges for the three months ended March 31, 2019 and 2018 (dollars in millions):

	Three Months Ended March 31,
	2019	2018
Cost of revenues	$2.9	$0.2
Other charges, net	1.1	3.3
	$4.0	$3.5

The following table sets forth the changes in restructuring reserves for the three months ended March 31, 2019 (dollars in millions):

	Total	Severance	Exit Costs	Provisions for Excess Inventory
Balance at December 31, 2018	$7.3	$2.0	$1.4	$3.9
Restructuring charges	4.0	3.1	0.7	0.2
Cash payments	(1.4)	(1.0)	(0.4)	—
Other, non-cash adjustments and foreign currency effect	(2.1)	(0.1)	(1.7)	(0.3)
Balance at March 31, 2019	$7.8	$4.0	$—	$3.8

17.  Interest and Other Income (Expense), Net

The components of interest and other income (expense), net, were as follows (dollars in millions):

	Three Months Ended March 31,
	2019	2018
Interest expense, net	$(3.1)	$(3.4)
Exchange (losses) gains on foreign currency transactions	0.1	0.5
Other	(0.5)	0.6
Interest and other income (expense), net	$(3.5)	$(2.3)

18.       Business Segment Information

The Company has two reportable segments, BSI and BEST, as discussed in Note 1 to the unaudited condensed consolidated financial statements.

Revenue and operating income by reportable segment are presented below (dollars in millions):

	Three Months Ended March 31,
	2019	2018
Revenue:
BSI	$416.8	$387.0
BEST	47.8	45.6
Eliminations (a)	(3.2)	(0.9)
Total revenue	$461.4	$431.7

Operating Income (loss)
BSI	$38.6	$35.7
BEST	3.1	2.2
Corporate, eliminations and other (b)	0.2	0.2
Total operating income	$41.9	$38.1

(a)    Represents product and service revenue between reportable segments.

(b)    Represents corporate costs and eliminations not allocated to the reportable segments.

Total assets by reportable segment are as follows (dollars in millions):

	March 31,	December 31,
	2019	2018
Assets:
BSI	$2,192.8	$2,100.6
BEST	53.7	33.2
Eliminations and other (a)	(4.0)	(5.2)
Total assets	$2,242.5	$2,128.6

(a) Assets not allocated to the reportable segments and eliminations of intercompany transactions.

19.       Recent Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements of fair value measurements, including the consideration of costs and benefits.  This ASU is effective for the Company in fiscal years beginning after December 15, 2019. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), which provides new guidance intended to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. This ASU is effective for the Company in fiscal years beginning after December 15, 2018. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

20.       Subsequent Event

On April 2, 2019, the Company acquired certain assets and liabilities of Rave LLC (Rave), a privately held company, for a purchase price of $55.8 million with the potential for additional consideration of up to $5.0 million based on revenue achievements through April 2020. Rave is leader in AFM probe based semiconductor photomask repair and cleaning. Rave is located in Delray Beach, Florida and will be integrated into the Bruker Nano Group within the BSI Segment. The purchase accounting for this acquisition will be finalized within the measurement period.

ITEM 2.                                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our interim unaudited condensed consolidated financial statements and the notes to those statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, and in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

Statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, which express that we “believe,” “anticipate,” “plan,” “expect,” “seek,” “estimate,” or “should,” as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from those set forth in forward-looking statements. Certain factors that might cause such a difference are discussed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2018.

Although our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (GAAP), we believe describing revenue and expenses, excluding the effects of foreign currency, acquisitions and divestitures, as well as certain other charges, net, provides meaningful supplemental information regarding our performance. Specifically, management believes that organic and constant currency revenue growth and free cash flow, which are non-GAAP financial measures, as well as non-GAAP gross profit margin and non-GAAP operating margin, provide relevant and useful information that is widely used by equity analysts, investors and competitors in our industry, as well as by our management, in assessing both consolidated and business unit performance.  We define the term organic revenue as GAAP revenue excluding the effect of foreign currency translation changes and the effect of acquisitions and divestitures.  Related to organic growth, we also present constant currency information because we believe this information provides a useful framework for assessing how our underlying businesses performed excluding the effect of only foreign currency rate fluctuations. We define the term non-GAAP gross profit margin as GAAP gross profit margin with certain non-GAAP measures excluded and non-GAAP operating margin as GAAP operating margin with certain non-GAAP measures excluded. These non-GAAP measures exclude costs related to restructuring actions, acquisition and related integration expenses, amortization of acquired intangible assets, costs associated with our global information technology transition initiative, and other non-operational costs that are infrequent or non-recurring in nature and we believe these are useful measures to evaluate our continuing business. We define free cash flow as net cash provided by operating activities less additions to property, plant, and equipment. We believe free cash flow is a useful measure to evaluate our business as it indicates the amount of cash generated after additions to property, plant, and equipment which is available for, among other things, investments in our business, acquisitions, share repurchases, dividends and repayment of debt.  We use these non-GAAP financial measures to evaluate our period-over-period operating performance because our management believes they provide more comparable measures of our continuing business because they adjust for certain items that are not reflective of the underlying performance of our business. These measures may also be useful to investors in evaluating the underlying operating performance of our business. We regularly use these non-GAAP financial measures internally to understand, manage, and evaluate our business results and make operating decisions. We also measure our employees and compensate them, in part, based on such non-GAAP measures and use this information for our planning and forecasting activities.  The presentation of these non-GAAP financial measures is not intended to be a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP and may be different from non-GAAP financial measures used by other companies, and therefore, may not be comparable among companies.

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

Revenue for the three month period ended March 31, 2019 was $461.4 million, an increase of $29.7 million, or 6.9%, from the three month period ended March 31, 2018. Revenue from companies acquired within the past twelve months represented $26.0 million, or 6.0%, of the increase, and the unfavorable foreign currency translation effect of a stronger U.S. dollar relative to the Euro and other currencies represented a $19.8 million, or 4.6%, decline. Excluding these effects, organic revenue, a non-GAAP measure, increased by $23.5 million, or 5.5%.  Revenues increased on an organic basis within the Bruker CALID and Bruker Nano Groups, and at the BEST Segment. From a geographic perspective, revenues increased in the Asia Pacific and Americas regions, while revenues in Europe were below the prior year first quarter.

Our gross profit margin increased to 46.5% during the three months ended March 31, 2019 compared to 46.2% for the three months ended March 31, 2018.  The increase in gross profit margin in both periods resulted primarily from strong operating leverage, favorable product mix and the impact of operational improvements.

Our operating margin increased to 9.1% for the three months ended March 31, 2019 compared to 8.8% during the three months ended March 31, 2018.  The operating margin expansion was primarily due to the favorable impact of higher volumes,  operational improvements and the favorable impact of foreign exchange in the period.

The income tax provision in the three month periods ended March 31, 2019 and 2018 was $7.7 million and $8.4 million, respectively, representing effective tax rates of 20.1% and 23.5%, respectively. The decrease in our effective tax rate was primarily due to the recording of items related to the update of a one-time tax on the mandatory deemed repatriation of post-1986 untaxed foreign earnings and profits (toll charge) assessed under the Tax Cuts and Jobs Act (2017 Tax Act) due to the release of final regulations in the three months ended March 31, 2019.

Diluted earnings per share for the three month period ended March 31, 2019 were $0.20, an increase of $0.03 compared to $0.17 per share in the three month period ended March 31, 2018.  The increase was primarily due to revenue growth and higher gross and operating profit.

Operating cash flow for the three month period ended March 31, 2019 was a source of cash of $14.2 million.  For the three month period ended March 31, 2019, our free cash flow, a non-GAAP measure, was $3.6 million, calculated as follows (dollars in millions):

	Three Months Ended March 31,
	2019	2018
Net cash provided by operating activities	$14.2	$43.8
Less: Purchases of property, plant and equipment	10.6	8.5
Free Cash Flow	$3.6	$35.3

In May 2017, our Board of Directors approved a share repurchase program (Repurchase Program) that authorized repurchases of up to $225.0 million of common stock. No repurchases occurred in the three months ended March 31, 2019.  The remaining authorization under the Repurchase Program, which expires on May 11, 2019, is $72.8 million as of March 31, 2019.

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

For a further discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2018.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2019 compared to the Three Months Ended March 31, 2018

Consolidated Results

The following table presents our results for the three months ended March 31, 2019 and 2018 (dollars in millions, except per share data):

	Three Months Ended March 31,
	2019	2018
Product revenue	$383.0	$352.2
Service revenue	77.4	77.7
Other revenue	1.0	1.8
Total revenue	461.4	431.7

Cost of product revenue	197.5	185.6
Cost of service revenue	49.1	46.5
Cost of other revenue	0.1	0.2
Total cost of revenue	246.7	232.3
Gross profit	214.7	199.4

Operating expenses:
Selling, general and administrative	120.1	110.3
Research and development	46.4	43.2
Other charges, net	6.3	7.8
Total operating expenses	172.8	161.3
Operating income	41.9	38.1

Interest and other income (expense), net	(3.5)	(2.3)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	38.4	35.8
Income tax provision	7.7	8.4
Consolidated net income	30.7	27.4
Net (loss) income attributable to noncontrolling interests in consolidated subsidiaries	(0.1)	0.4
Net income attributable to Bruker Corporation	$30.8	$27.0

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.20	$0.17
Diluted	$0.20	$0.17

Weighted average common shares outstanding:
Basic	156.7	155.9
Diluted	157.9	157.0

Revenue

For the three months ended March 31, 2019, our revenue increased $29.7 million, or 6.9%, to $461.4 million, compared to $431.7 million for the comparable period in 2018. Included in revenue was an increase of approximately $26.0 million from acquisitions and a decrease of $19.8 million from foreign currency translation. Excluding the effects of foreign currency translation and our recent acquisitions, our organic revenue, a non-GAAP measure, increased by $23.5 million, or 5.5%.  The constant currency revenue growth for the period ended March 31, 2019 was $49.5 million or 11.5%.

BSI Segment revenue increased by $29.8 million, or 7.7%, to $416.8 million for the three months ended March 31, 2019, compared to $387.0 million for the three months ended March 31, 2018. BEST Segment revenue increased by $2.2 million, or 4.8%, to $47.8 million for the three months ended March 31, 2019, compared to $45.6 million for the three months ended March 31, 2018.

Please see the Segment Results section later in this section for additional discussion of our financial results by segment.

Gross Profit

Gross profit for the three months ended March 31, 2019 was $214.7 million, or 46.5% of revenue, compared to $199.4 million, or 46.2% of revenue, for the three months ended March 31, 2018. Included in gross profit were various charges for amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring costs totaling $10.8 million and $5.6 million for the three months ended March 31, 2019 and 2018, respectively. Excluding these charges, our non-GAAP gross profit margins for the three months ended March 31, 2019 and 2018 were 48.9% and 47.5%, respectively. The increase in gross profit margin resulted primarily from growth in revenue, favorable product mix, the impact of operational improvements and the favorable impact of foreign currency.

Selling, General and Administrative

Our selling, general and administrative expenses for the three months ended March 31, 2019 increased to $120.1 million, or 26.0% of total revenue, from $110.3 million, or 25.6% of total revenue, for the comparable period in 2018.  The increase was a result of the assumption of expenses associated with acquisitions.

Research and Development

Our research and development expenses for the three months ended March 31, 2019 increased to $46.4 million, or 10.1% of total revenue, from $43.2 million, or 10.0% of total revenue, for the comparable period in 2018.  The increase is due to the timing of research and development projects.

Other Charges, Net

Other charges, net of $6.3 million recorded for the three months ended March 31, 2019 were primarily related to the BSI Segment and consisted of $1.1 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives, $0.5 million related to professional fees, $0.9 million of costs associated with our global information technology (IT) transformation initiative and $3.8 million of acquisition-related charges related to acquisitions completed in 2019 and 2018. The IT transformation initiative is a multi-year project aimed at updating and integrating our global enterprise resource planning and human resource information systems.

Other charges, net of $7.8 million recorded for the three months ended March 31, 2018 were primarily related to the BSI Segment and consisted of $3.3 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives, $2.0 million related to professional fees, $1.5 million of costs associated with our IT transformation initiative and $1.0 million of acquisition-related charges related to acquisitions completed in 2018 and 2017.

Operating Income

Operating income for the three months ended March 31, 2019 was $41.9 million, resulting in an operating margin of 9.1%, compared to operating income of $38.1 million, and an operating margin of 8.8%, for the three months ended March 31, 2018. Included in operating income were various charges for amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring costs totaling $20.4 million and $14.8 million for the three months ended March 31, 2019 and 2018, respectively. Excluding these charges, our non-GAAP operating margins for the three months ended March 31, 2019 and 2018 were 13.5% and 12.3%, respectively. The operating margin expansion was primarily due to increased revenue and a favorable product mix at the BSI and BEST Segments, as well as ongoing operational improvements and the favorable impact of foreign currency in the period.

Interest and Other Income (Expense), Net

Interest and other income (expense), net during the three months ended March 31, 2019 was an expense of $3.5 million compared to an expense of $2.3 million for the comparable period of 2018.

During the three months ended March 31, 2019, the primary component within interest and other income (expense), net was net interest expense of $3.1 million. During the three months ended March 31, 2018, the primary component within interest and other income (expense), net was net interest expense of $3.4 million offset in part by $0.5 million realized and unrealized gains on foreign currency denominated transactions.

Income Tax Provision

The 2019 and 2018 effective tax rates were estimated using projected annual pre-tax income on a jurisdictional basis.

Expected tax benefits, including tax credits and incentives, the impact of changes to valuation allowances and the effect of jurisdictional differences in statutory tax rates were also considered in the calculation.

The income tax provision for the three months ended March 31, 2019 and 2018 was $7.7 million and $8.4 million, respectively, representing effective tax rates of 20.1% and 23.5%, respectively.  The decrease in our effective tax rate was primarily due to the recording of items related to the refinement of the toll charge assessed under the 2017 Tax Act due to the release of final regulations in the three months ended March 31, 2019.

The majority of our earnings are derived in Germany and Switzerland. Accounting for the various federal and local taxing authorities, the statutory rates for 2019 are approximately 30.0% and 20.0% for Germany and Switzerland, respectively. The mix of earnings in those two jurisdictions resulted in an increase of 4.5% from the U.S. statutory rate of 21.0% in the three months ended March 31, 2019. We have not been a party to any tax holiday agreements.

Net (Loss) Income Attributable to Noncontrolling Interests

Net (loss) income attributable to noncontrolling interests for the three months ended March 31, 2019 and 2018 was ($0.1) million and $0.4 million, respectively. The net income attributable to noncontrolling interests represented the minority shareholders’ proportionate share of the net income recorded by our majority-owned subsidiaries.

Net Income Attributable to Bruker Corporation

Our net income attributable to Bruker for the three months ended March 31, 2019 was $30.8 million, or $0.20 per diluted share, compared to $27.0 million, or $0.17 per diluted share, for the comparable period in 2018. The increase in net income and earnings per diluted share was primarily driven by the increase in revenue and significant year-over-year margin improvements.

Segment Results

For financial reporting purposes, we aggregate the Bruker BioSpin Group, Bruker CALID Group and Bruker Nano Group operating segments into the BSI reportable segment, which represented approximately 90.3% of our revenues during the three months ended March 31, 2019. This aggregation reflects these operating segments’ similar economic characteristics, production processes, service offerings, types and classes of customers, methods of distribution and regulatory environments. Our BEST Segment is our other reportable segment and represents the remainder of our revenues.

Reportable Segment Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment (dollars in millions):

	Three Months Ended March 31,			Percentage
	2019	2018	Dollar Change	Change
BSI	$416.8	$387.0	$29.8	7.7%
BEST	47.8	45.6	2.2	4.8%
Eliminations (a)	(3.2)	(0.9)	(2.3)
	$461.4	$431.7	$29.7	6.9%

(a) Represents product and service revenue between reportable segments.

BSI Segment Revenue

BSI Segment revenue increased by $29.8 million, 7.7%, to $416.8 million for the three months ended March 31, 2019, compared to $387.0 million for the three months ended March 31, 2018. Revenue includes approximately $26.0 million attributable to recent acquisitions and approximately $17.3 million from the unfavorable impact of foreign currency translation. Excluding the effects of foreign currency translation and our recent acquisitions, organic revenue, a non-GAAP measure, increased by $21.1 million, or 5.5%. The constant currency revenue growth for the period ended March 31, 2019 was $47.1 million or 12.2%.

The Bruker BioSpin Group revenue decreased during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to the impact of foreign currency translation.

The Bruker CALID Group revenue increased during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, as a result of continued demand for mass spectrometry and microbiology instruments.

The Bruker Nano Group revenue increased during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily as a result of higher revenues from advanced X-ray and nanomaterials analysis products in academic research and industrial research markets and contributions from 2018 acquisitions.

System revenue and aftermarket revenue as a percentage of total BSI Segment revenue were as follows (dollars in millions):

	Three Months Ended March 31,
	2019		2018
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System revenue	$292.5	70.2%	$274.5	70.9%
Aftermarket revenue	124.3	29.8%	112.5	29.1%
Total revenue	$416.8	100.0%	$387.0	100.0%

BEST Segment Revenue

BEST Segment revenue increased $2.2 million, or 4.8%, to $47.8 million for the three months ended March 31, 2019, compared to $45.6 million for the comparable period in 2018. The increase in revenue resulted primarily from the timing of shipments of superconductors and project completion.

System and wire revenue and aftermarket revenue as a percentage of total BEST Segment revenue were as follows (dollars in millions):

	Three Months Ended March 31,
	2019		2018
	Revenue	Percentage of Segment Revenue	Revenue	Percentage of Segment Revenue
System and wire revenue	$46.8	97.9%	$44.4	97.4%
Aftermarket revenue	1.0	2.1%	1.2	2.6%
Total revenue	$47.8	100.0%	$45.6	100.0%

Gross Profit and Operating Expenses

For the three months ended March 31, 2019, gross profit margin in the BSI Segment decreased to 49.4% from 49.5% compared to the three months ended March 31, 2018.  BEST Segment gross margin increased to 17.6% from 16.5% for the three months ended March 31, 2019 and 2018, respectively.

In the three months ended March 31, 2019, selling, general and administrative expenses and research and development expenses in the BSI Segment increased to $161.2 million, or 38.7% of segment revenue, from $148.2 million, or 38.3% of segment revenue in the comparable period in 2018.  The increase was a result of the assumption of expenses associated with acquisitions.

Selling, general and administrative expenses and research and development expenses in the BEST Segment were $5.3 million, or 11.1% of segment revenue, compared to $5.3 million, or 11.6% of segment revenue, for the comparable period in 2018.  The decrease as a percentage of revenue was a result of higher revenue in the three months ended March 31, 2019.

Operating Income

The following table presents operating income and operating margins on revenue by reportable segment (dollars in millions):

	Three Months Ended March 31,
	2019		2018
	Operating Income	Percentage of Segment Revenue	Operating Income	Percentage of Segment Revenue
BSI	$38.6	9.3%	$35.7	9.2%
BEST	3.1	6.5%	2.2	4.8%
Corporate, eliminations and other (a)	0.2		0.2
Total operating income	$41.9	9.1%	$38.1	8.8%

(a) Represents corporate costs and eliminations not allocated to the reportable segments.

BSI Segment operating income for the three months ended March 31, 2019 was $38.6 million, resulting in an operating margin of 9.3%, compared to operating income of $35.7 million, resulting in an operating margin of 9.2%, for the comparable period in 2018. Operating income included $20.3 million and $14.7 million in the three months ended March 31, 2019 and 2018, respectively, of various charges for amortization of acquisition-related intangible assets and other acquisition-related costs, restructuring costs and costs associated with our global IT transformation initiative.  Excluding these charges, non-GAAP operating margins were 14.1% and 13.0% for the three months ended March 31, 2019 and 2018, respectively. While the GAAP operating margin was relatively flat compared to the same period in the prior year, the non-GAAP operating margin increase was primarily a result of increased revenue, favorable product mix, ongoing operational improvements and the favorable impact of foreign exchange.

BEST Segment operating income increased for the three months ended March 31, 2019 to $3.1 million, resulting in an operating margin of 6.5%, compared to operating income of $2.2 million, resulting in an operating margin of 4.8%, for the comparable period in 2018.  Operating income included $0.1 million in each of the three months ended March 31, 2019 and 2018, of various charges for amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring costs.  Excluding these charges, non-GAAP operating margins were 6.7% and 5.0% for the three months ended March 31, 2019 and 2018, respectively. GAAP and non-GAAP operating margins increased primarily due to increased revenue volume, product mix and operational improvements.

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

During the three months ended March 31, 2019, net cash provided by operating activities was $14.2 million, resulting from consolidated net income adjusted for non-cash items of $57.1 million, partially offset by an increase in operating assets and liabilities, net of acquisitions and divestitures of $42.9 million. The increase in operating assets and liabilities, net of acquisitions and divestitures for the three months ended March 31, 2019 was primarily caused by an increase in inventory for orders in 2019.

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

During the three months ended March 31, 2019, net cash used in investing activities was $26.7 million, compared to net cash used in investing activities of $108.1 million during the three months ended March 31, 2018. Cash provided by investing activities during the three months ended March 31, 2019 was caused by cash paid for acquisitions of $16.1 million and purchases of property, plant and equipment of $10.6 million.  Cash used in investing activities during the three months ended March 31, 2018 was primarily caused by maturities of short-term investments of $117.0 million, offset by purchases of property, plant and equipment of $8.5 million and cash paid for acquisitions of $0.4 million.

During the three months ended March 31, 2019, net cash used in financing activities was $8.8 million, compared to net cash used in financing activities of $198.8 million during the three months ended March 31, 2018. Net cash used in financing activities during the three months ended March 31, 2019 was primarily attributable to repayment of $25.9 million of borrowings under the 2015 Credit Agreement, $15.0 million repayment of the Note Purchase Agreement, $6.3 million used for the payment of dividends and $4.3 million repayment of other debt.  This was offset by $40.6 million in proceeds from borrowings under the 2015 Credit Agreement and $3.1 million of proceeds from the issuance of common stock, net.   Net cash used in financing activities during the three months ended March 31, 2018 was primarily attributable to repayment of $195.0 million of borrowings under the 2015 Credit Agreement, defined below; and $6.3 million used for the payment of dividends.  This was offset by $2.6 million of proceeds from the issuance of common stock, net.

In May 2017, our Board of Directors approved the Repurchase Program under which repurchases of common stock in the amount of up to $225.0 million were authorized to occur from time to time, in amounts, at prices, and at such times as we deem appropriate, subject to market conditions, legal requirements and other considerations. No repurchases occurred under this Repurchase Program in the three months ended March 31, 2019. The remaining authorization as of May 2, 2019 is $72.8 million and this Repurchase Program expires on May 11, 2019. We intend to fund any additional repurchases from cash on hand, future cash flows from operations and available borrowings under our revolving credit facility.

The repurchased shares are reflected within Treasury stock in the accompanying consolidated balance sheet at March 31, 2019.

Cash at March 31, 2019 and December 31, 2018 totaled $298.8 million and $322.4 million, respectively, of which $246.3 million and $280.9 million, respectively, related to foreign cash and short-term investments, most significantly in the Netherlands and Switzerland.

At December 31, 2018 the Company recorded state income and foreign withholding taxes on the cash and liquid assets portion of the unremitted earnings and profits (E&P) of foreign subsidiaries expected to be repatriated from its foreign subsidiaries to the United States, except for amounts from certain subsidiaries, which the Company has asserted to be indefinitely reinvested.  Specifically, the Company asserts that a total of $1,328 billion of unremitted foreign earnings is indefinitely reinvested. This figure comprises $875.0 million in unremitted earnings, as well as $453.4 million of non-cash E&P in all other jurisdictions. If this E&P is ultimately distributed to the United States in the form of dividends or otherwise, the Company would likely be subject to additional withholding tax.  The Company estimates the amount of unrecognized deferred withholding taxes on the undistributed E&P to be approximately $48.5 million at December 31, 2018.

The Company recorded tax expense associated with the Global Intangible Low-Taxed Income (GILTI) provisions of the 2017 Tax Act as of March 31, 2019 and December 31, 2018. Companies are allowed to adopt an accounting policy to either recognize deferred taxes for GILTI or treat such as a tax cost in the year incurred. The Company has determined to treat such as a tax cost in the year incurred. As such, the Company did not record a deferred income tax expense or benefit related to the GILTI provisions of the 2017 Tax Act in the consolidated statement of income for the quarter ended March 31, 2019 or the year ended December 31, 2018.

As of March 31, 2019, we had approximately $43.2 million of net operating loss carryforwards available to reduce state taxable income; approximately $93.1 million of net operating losses available to reduce German federal income and trade taxes that are carried forward indefinitely; $3.3 million of other foreign net operating losses available that are carried forward indefinitely and $5.2 million of other foreign net operating losses that are expected to expire at various times in 2019. We also had U.S. state research and development tax credits of $8.6 million. Utilization of these credits and state net operating losses may be subject to annual limitations due to the ownership percentage change limitations provided by the Internal Revenue Code Section 382 and similar state provisions. In the event of a deemed change in control under Internal Revenue Code Section 382, an annual limitation on the utilization of net operating losses and credits may result in the expiration of all or a portion of the net operating loss and credit carryforwards.

At March 31, 2019, we had outstanding debt totaling $334.6 million, consisting of $205.0 million outstanding under the Note Purchase Agreement; $124.8 million outstanding under the 2015 Credit Agreement; $2.7 million under capital lease obligations and other loans and $2.6 million under other revolving loans.  These amounts were offset by unamortized debt issuance costs under the Note Purchase Agreement of $0.5 million. At December 31, 2018, we had outstanding debt totaling $341.1 million, consisting of $220.0 million outstanding under the Note Purchase Agreement described below, $111.6 million outstanding under the revolving loan component of the 2015 Credit Agreement described below, $7.1 million under capital lease obligations and other loans and $2.9 million under other revolving loans. These amounts were offset by unamortized debt issuance costs under the Note Purchase Agreement of $0.5 million.

The following is a summary of the maximum commitments and the net amounts available to us under the 2015 Credit Agreement and other lines of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand with interest payable monthly, at March 31, 2019 (dollars in millions):

	Weighted Average Interest Rate	Total Amount Committed by Lenders	Outstanding Borrowings	Outstanding Letters of Credit	Total Amount Available
2015 Credit Agreement	1.6%	$500.0	$124.8	$1.3	$373.9
Hain revoling line of credit	3.5%	4.0	2.5	—	1.5
Alicona revolving line of credit	0.5%	5.3	0.1	—	5.2
Other lines of credit	—	253.2	—	131.1	122.1
Total revolving lines of credit		$762.5	$127.4	$132.4	$502.7

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

As of March 31, 2019, we were in compliance with the covenants, as defined by both the 2015 Credit Agreement and the Note Purchase Agreement, as our leverage ratio was 0.91 and our interest coverage ratio was 23.6.

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

•                  $20.0 million 3.16% Series 2012A Senior Notes, Tranche A, due January 18, 2017;

•                  $15.0 million 3.74% Series 2012A Senior Notes, Tranche B, due January 18, 2019;

•                  $105.0 million 4.31% Series 2012A Senior Notes, Tranche C, due January 18, 2022; and

•                  $100.0 million 4.46% Series 2012A Senior Notes, Tranche D, due January 18, 2024.

On January 18, 2017, the outstanding $20.0 million principal amount of Tranche A of the Senior Notes was repaid in accordance with the terms of the Note Purchase Agreement. On January 18, 2019, the outstanding $15.0 million principal amount of Tranche B of the Senior Notes was repaid in accordance with the terms of the Note Purchase Agreement.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements of fair value measurements, including the consideration of costs and benefits.  This ASU is effective for us in fiscal years beginning after December 15, 2019. The adoption of this ASU is not expected to have a material impact on our consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), which provides new guidance intended to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. This ASU is effective for us in fiscal years beginning after December 15, 2018. The adoption of this ASU did not have a material impact on our consolidated financial statements.

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

Changes in foreign currency translation rates decreased our revenue by 4.6% for the three months ended March 31, 2019 and increased our revenue by approximately 7.7% for the three months ended March 31, 2018.

Assets and liabilities of our foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using period-end exchange rates. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a separate component of shareholders’ equity.  For the three months ended March 31, 2019 and 2018, we recorded net (losses) gains from currency translation adjustments of $(15.0) million and $24.8 million, respectively. Gains and losses resulting from foreign currency transactions are reported in interest and other income (expense), net in the unaudited condensed consolidated statements of income and comprehensive income. Our foreign exchange gains, net were $0.1 million and $0.5 million, for the three month periods ended March 31, 2019 and 2018, respectively.

From time to time, we have entered into foreign exchange contracts designed to minimize the volatility that fluctuations in foreign currency have on our cash flows related to purchases and sales denominated in foreign currencies. Under these arrangements, we agree to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates typically with maturities of less than twelve months with some agreements extending to longer periods. These transactions are recorded at fair value with the corresponding gains and losses recorded in interest and other income (expense), net in the unaudited condensed consolidated statements of income and comprehensive income. At March 31, 2019 and December 31, 2018, we had foreign exchange contracts with notional amounts aggregating $90.6 million and $102.4 million, respectively. We will continue to evaluate our currency risks and in the future may utilize foreign currency contracts more frequently.

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

Impact of Commodity Prices

We are exposed to certain commodity risks associated with prices for various raw materials. The prices of copper and certain other raw materials, particularly niobium tin, used to manufacture superconductors have increased significantly over the last decade. Copper and niobium tin are the main components of low temperature superconductors and continued commodity price increases for copper and niobium as well as other raw materials may negatively affect our profitability. Periodically, we enter into commodity forward purchase contracts to minimize the volatility that fluctuations in the price of copper have on our sales of these products. At March 31, 2019 and December 31, 2018, we had fixed price commodity contracts with notional amounts aggregating $5.1 million and $6.8 million, respectively. We will continue to evaluate our commodity risks and may utilize commodity forward purchase contracts more frequently in the future.

Inflation

We do not believe inflation had a material impact on our business or operating results during any of the periods presented.

ITEM 4.            CONTROLS AND PROCEDURES

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and principal accounting officer) by others within our organization. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2019. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

On January 1, 2019 we adopted ASU 2016-02 – Leases (Topic 842).  This ASU requires lessees to recognize right-of-use assets and lease liabilities on the unaudited condensed consolidated balance sheet.  As a result, we have added additional internal controls to comply with the new standard.  Other than the additional internal controls added for the new standard, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In August 2018, the Korea Fair Trade Commission (KFTC) informed us that it is conducting an investigation into the public tender bidding activities of a number of life science instrument companies operating in Korea, including Bruker Korea Co., Ltd.  We are cooperating fully with the KFTC regarding this matter and are unable to predict the timing or outcome of this investigation at this time. Revenues from Korea represent approximately 2% of our consolidated revenue for the three month period ended March 31, 2019.

On October 19, 2017, we received a notice of investigation and subpoena to produce documents from the Division of Enforcement of the SEC. The subpoena sought information related to an employee terminated as part of a restructuring and certain matters involving our policies and accounting practices related to revenue recognition and restructuring activities, as well as related financial reporting, disclosure and compliance matters, since January 1, 2013. The subpoena also sought information concerning, among other things, our previously identified material weakness in internal controls over the accounting for income taxes, related financial reporting matters and certain payments for non-employee travel expenses. On April 25, 2019, the Staff notified us that it had concluded its investigation and, based on the information received to date, does not intend to recommend an enforcement action by the SEC against us.

Additionally, the Audit Committee of our Board of Directors, with the assistance of outside counsel, conducted an internal investigation into practices of certain business partners in China and into the conduct of former employees of the Bruker Optics division in China which raised questions of compliance with laws, including the U.S. Foreign Corrupt Practices Act, and/or compliance with our business policies and code of conduct. The Audit Committee has concluded this internal investigation.

ITEM IA.              RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the first quarter of 2019.

In May 2017, our Board of Directors approved and we announced a repurchase program under which repurchases of our common stock of up to $225.0 million may occur from time to time, in amounts, at prices, and at such times as we deem appropriate, subject to market conditions, legal requirements and other considerations (Repurchase Program). No repurchases under this program occurred in the three month period year ended March 31, 2019. As of March 31, 2019, shares of common stock with an aggregate cost of approximately $152.2 million have been repurchased. Any future repurchases will be funded from cash on hand, future cash flows from operations and available borrowings under our revolving credit facility. The remaining authorization under the Repurchase Program is $72.8 million as of May 2, 2019. The Repurchase Program expires May 11, 2019.

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
101

The following materials from the Bruker Corporation Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income, (ii) the Unaudited Condensed Consolidated Balance Sheets, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows and (iv) Notes to the Unaudited Condensed Consolidated Financial Statements(1)

(1)         Filed herewith.

(2)         Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUKER CORPORATION

Date: May 8, 2019	By:	/s/ FRANK H. LAUKIEN, PH.D.
Frank H. Laukien, Ph.D.
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 8, 2019	By:	/s/ GERALD N. HERMAN
Gerald N. Herman
Chief Financial Officer and Vice President
(Principal Financial Officer and Principal Accounting Officer)