Form 10-Q
period 2019-06-30
BRUKER CORP
filed 2019-08-09
CIK 1109354

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from                  to

Commission File Number 000-30833

BRUKER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	04-3110160
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 Manning Road, Billerica, MA 01821

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (978) 663-3660

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols(s)	Name of each exchange on which registered
Common Stock	BRKR	Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ⌧  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ⌧

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2019
Common Stock, $0.01 par value per share	154,665,870 shares

BRUKER CORPORATION

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2019

PART I	FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share data)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$282.5	$322.4
Short-term investments	6.3	—
Accounts receivable, net	348.0	357.2
Inventories	594.6	509.6
Other current assets	175.0	115.1
Total current assets	1,406.4	1,304.3

Property, plant and equipment, net	281.9	270.6
Goodwill	284.7	275.7
Operating lease assets	74.5	—
Intangibles, net and other long-term assets	302.2	278.0
Total assets	$2,349.7	$2,128.6

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$0.3	$18.5
Accounts payable	123.7	104.5
Customer advances	137.9	124.4
Other current liabilities	379.1	351.9
Total current liabilities	641.0	599.3

Long-term debt	493.9	322.6
Operating lease liabilities	55.4	—
Other long-term liabilities	267.3	279.0

Commitments and contingencies (Note 13)

Redeemable noncontrolling interest	22.0	22.6

Shareholders' equity:
Preferred stock, $0.01 par value 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value 260,000,000 shares authorized, 172,984,419 and 172,634,220 shares issued and 154,661,991 and 156,609,340 shares outstanding at June 30, 2019 and December 31, 2018, respectively	1.7	1.7
Treasury stock, at cost, 18,322,428 and 16,024,880 shares at June 30, 2019 and December 31, 2018, respectively	(501.5)	(401.5)
Accumulated other comprehensive income	15.4	17.0
Other shareholders' equity	1,345.2	1,279.4
Total shareholders' equity attributable to Bruker Corporation	860.8	896.6
Noncontrolling interest in consolidated subsidiaries	9.3	8.5
Total shareholders' equity	870.1	905.1

Total liabilities and shareholders' equity	$2,349.7	$2,128.6

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Product revenue	$411.7	$368.1	$794.7	$720.3
Service revenue	78.5	73.5	155.9	151.2
Other revenue	—	2.1	1.0	3.9
Total revenue	490.2	443.7	951.6	875.4

Cost of product revenue	210.0	188.7	407.5	374.3
Cost of service revenue	49.8	49.1	98.9	95.6
Cost of other revenue	—	0.7	0.1	0.9
Total cost of revenue	259.8	238.5	506.5	470.8
Gross profit	230.4	205.2	445.1	404.6

Operating expenses:
Selling, general and administrative	124.5	110.6	244.6	220.9
Research and development	48.5	43.6	94.9	86.8
Other charges, net	3.9	2.2	10.2	10.0
Total operating expenses	176.9	156.4	349.7	317.7
Operating income	53.5	48.8	95.4	86.9

Interest and other income (expense), net	(5.9)	(5.5)	(9.4)	(7.8)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	47.6	43.3	86.0	79.1
Income tax provision	10.6	11.8	18.3	20.2
Consolidated net income	37.0	31.5	67.7	58.9
Net income attributable to noncontrolling interests in consolidated subsidiaries	0.5	0.3	0.4	0.7
Net income attributable to Bruker Corporation	$36.5	$31.2	$67.3	$58.2

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.23	$0.20	$0.43	$0.37
Diluted	$0.23	$0.20	$0.43	$0.37

Weighted average common shares outstanding:
Basic	156.1	156.1	156.4	156.0
Diluted	157.6	157.0	157.7	157.0

Comprehensive income (loss)	$49.5	$(5.4)	$65.9	$46.4
Less: Comprehensive income (loss) attributable to noncontrolling interests	0.9	(0.2)	0.8	0.4
Less: Comprehensive income (loss) attributable to redeemable noncontrolling interest	—	—	(0.6)	—
Comprehensive income (loss) attributable to Bruker Corporation	$48.6	$(5.2)	$65.7	$46.0

Dividend declared per common share	$0.04	$0.04	$0.08	$0.08

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY

(in millions, except per share data)

									Total
									Shareholders'
								Accumulated	Equity	Noncontrolling
	Reedeemable				Treasury			Other	Attributable to	Interests in	Total
	Noncontrolling		Common Stock	Treasury	Stock	Additional	Retained	Comprehensive	Bruker	Consolidated	Shareholders'
	Interest	Common Shares	Amount	Shares	Amount	Paid-In Capital	Earnings	Income (Loss)	Corporation	Subsidiaries	Equity
Balance at December 31, 2018	$22.6	156,609,340	$1.7	16,024,880	$(401.5)	$176.9	$1,102.5	$17.0	$896.6	$8.5	$905.1
Stock options exercised	—	167,177	—	—	—	3.1	—	—	3.1	—	3.1
Restricted stock units vested	—	35,072	—	—	—	—	—	—	—	—	—
Stock based compensation	—	—	—	—	—	2.7	—	—	2.7	—	2.7
Shares issued for acquisition	—	3,087	—	(3,087)	—	—	—	—	—	—	—
Cash dividends paid to common stockholders	—	—	—	—	—	—	(6.3)	—	(6.3)	—	(6.3)
Consolidated net income (loss)	(0.2)	—	—	—	—	—	30.8	—	30.8	0.1	30.9
Other comprehensive loss	(0.4)	—	—	—	—	—	—	(13.7)	(13.7)	(0.2)	(13.9)
Balance at March 31, 2019	$22.0	156,814,676	$1.7	16,021,793	$(401.5)	$182.7	$1,127.0	$3.3	$913.2	$8.4	$921.6

Balance at March 31, 2019	$22.0	156,814,676	$1.7	16,021,793	$(401.5)	$182.7	$1,127.0	$3.3	$913.2	$8.4	$921.6
Stock options exercised	—	145,606	—	—	—	2.7	—	—	2.7	—	2.7
Restricted stock units vested	—	2,344	—	—	—	—	—	—	—	—	—
Stock based compensation	—	—	—	—	—	2.6	—	—	2.6	—	2.6
Shares repurchased	—	(2,300,635)	—	2,300,635	(100.0)	—	—	—	(100.0)	—	(100.0)
Cash dividends paid to common stockholders	—	—	—	—	—	—	(6.3)	—	(6.3)	—	(6.3)
Consolidated net income	(0.3)	—	—	—	—	—	36.5	—	36.5	0.8	37.3
Other comprehensive income	0.3	—	—	—	—	—	—	12.1	12.1	0.1	12.2
Balance at June 30, 2019	$22.0	154,661,991	$1.7	18,322,428	$(501.5)	$188.0	$1,157.2	$15.4	$860.8	$9.3	$870.1

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE NONCONTROLLING INTEREST AND SHAREHOLDERS’ EQUITY

(in millions, except per share data)

									Total
									Shareholders'
								Accumulated	Equity	Noncontrolling
	Reedeemable				Treasury			Other	Attributable to	Interests in	Total
	Noncontrolling		Common Stock	Treasury	Stock	Additional	Retained	Comprehensive	Bruker	Consolidated	Shareholders'
	Interest	Common Shares	Amount	Shares	Amount	Paid-In Capital	Earnings	Income (Loss)	Corporation	Subsidiaries	Equity
Balance at December 31, 2017	$—	155,865,977	$1.7	16,009,099	$(401.2)	$155.9	$942.0	$27.0	$725.4	$8.1	$733.5
Restricted shares terminated	—	(6,553)	—	6,553	—	—	—	—	—	—	—
Stock options exercised	—	180,890	—	—	—	2.9	—	—	2.9	—	2.9
Restricted stock units vested	—	42,762	—	—	—	—	—	—	—	—	—
Stock based compensation	—	—	—	—	—	2.5	—	—	2.5	—	2.5
Shares issued for acquisition	—	(2,123)	—	2,123	(0.1)	—	—	—	(0.1)	—	(0.1)
Treasury stock acquired	—	(1,055)	—	1,055	—	—	—	—	—	—	—
Adoption impact from new revenue standard ASC 606	—	—	—	—	—	—	5.9	—	5.9	0.2	6.1
Cash dividends paid to common stockholders	—	—	—	—	—	—	(6.3)	—	(6.3)	—	(6.3)
Consolidated net income	—	—	—	—	—	—	27.0	—	27.0	0.4	27.4
Other comprehensive income	—	—	—	—	—	—	—	24.2	24.2	0.1	24.3
Balance at March 31, 2018	$—	156,079,898	$1.7	16,018,830	$(401.3)	$161.3	$968.6	$51.2	$781.5	$8.8	$790.3

Balance at March 31, 2018	$—	156,079,898	$1.7	16,018,830	$(401.3)	$161.3	$968.6	$51.2	$781.5	$8.8	$790.3
Stock options exercised	—	221,464	—	—	—	4.2	—	—	4.2	—	4.2
Restricted stock units vested	—	5,964	—	—	—	—	—	—	—	—	—
Stock based compensation	—	—	—	—	—	2.4	—	—	2.4	—	2.4
Treasury stock acquired	—	(1,384)	—	1,384	(0.1)	—	—	—	(0.1)	—	(0.1)
Cash dividends paid to common stockholders	—	—	—	—	—	—	(6.2)	—	(6.2)	—	(6.2)
Consolidated net income (loss)	—	—	—	—	—	—	31.2	—	31.2	0.3	31.5
Other comprehensive loss	—	—	—	—	—	—	—	(36.4)	(36.4)	(0.4)	(36.8)
Balance at June 30, 2018	$—	156,305,942	$1.7	16,020,214	$(401.4)	$167.9	$993.6	$14.8	$776.6	$8.7	$785.3

The accompanying notes are an integral part of these financial statements.

BRUKER CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Consolidated net income	$67.7	$58.9
Adjustments to reconcile consolidated net income to cash flows from operating activities:
Depreciation and amortization	38.4	32.4
Stock-based compensation expense	6.1	4.9
Deferred income taxes	(0.3)	(7.4)
Other non-cash expenses, net	6.1	24.8
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	10.6	36.6
Inventories	(69.8)	(44.8)
Accounts payable and accrued expenses	2.8	(13.6)
Income taxes payable, net	(19.2)	(15.7)
Deferred revenue	9.2	9.7
Customer advances	(0.9)	(0.3)
Other changes in operating assets and liabilities, net	(25.9)	(5.6)
Net cash provided by operating activities	24.8	79.9

Cash flows from investing activities:
Purchases of short-term investments	(6.4)	—
Maturities of short-term investments	—	117.0
Cash paid for acquisitions, net of cash acquired	(71.9)	(37.6)
Purchases of property, plant and equipment	(28.6)	(17.5)
Proceeds from sales of property, plant and equipment	0.3	0.1
Net cash (used in) provided by investing activities	(106.6)	62.0

Cash flows from financing activities:
Repayments of Note Purchase Agreement	(15.0)	—
Repayments of revolving lines of credit	(28.5)	(202.5)
Proceeds from revolving lines of credit	200.6	7.5
Repayment of other debt	(4.6)	(0.8)
Proceeds of other debt, net	0.5	—
Proceeds from issuance of common stock, net	5.8	7.0
Payment of contingent consideration	(4.6)	(2.3)
Repurchase of common stock	(100.0)	—
Payment of dividends	(12.6)	(12.5)
Net cash provided by (used in) financing activities	41.6	(203.6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.4	(4.7)
Net change in cash, cash equivalents and restricted cash	(39.8)	(66.4)
Cash, cash equivalents and restricted cash at beginning of period	326.3	328.9
Cash, cash equivalents and restricted cash at end of period	$286.5	$262.5

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

The Company has two reportable segments, Bruker Scientific Instruments (BSI), which represented approximately 90.2% and 90.3% of the Company’s revenues during the three and six months ended June 30, 2019, respectively and 90.7% and 90.2% of the Company’s revenues during the three and six months ended June 30, 2018, respectively; and Bruker Energy & Supercon Technologies (BEST), which represented the remainder of the Company’s revenues. Within BSI, the Company is organized into three operating segments: the Bruker BioSpin Group, the Bruker CALID Group and the Bruker Nano Group. For financial reporting purposes, the Bruker BioSpin Group, Bruker CALID Group and Bruker Nano Group operating segments are aggregated into the BSI reportable segment because each has similar economic characteristics, production processes, service offerings, types and classes of customers, methods of distribution and regulatory environments.

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

The unaudited condensed consolidated financial statements represent the consolidated accounts of the Company. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements as of June 30, 2019 and December 31, 2018, and for the three and six months ended June 30, 2019 and 2018, have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial information presented herein does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement have been included. The results for interim periods are not necessarily indicative of the results expected for any other interim period or the full year.

At June 30, 2019, the Company's significant accounting policies and estimates, which are detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, have not changed other than for lease accounting as detailed in Footnote 14.

2.    Revenue

The following table presents the Company’s revenues by Group and end customer geographical location (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue by Group:
Bruker BioSpin	$150.9	$139.9	$278.7	$271.7
Bruker CALID	140.5	128.0	288.7	259.3
Bruker Nano	151.0	134.5	291.8	258.4
BEST	51.9	42.7	99.7	88.3
Eliminations	(4.1)	(1.4)	(7.3)	(2.3)
Total revenue	$490.2	$443.7	$951.6	$875.4

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue by End Customer Geography:
United States	$126.2	$108.4	$243.8	$213.2
Germany	49.6	48.9	92.4	90.4
Rest of Europe	116.7	111.9	229.0	231.8
Asia Pacific	153.8	135.5	306.0	262.4
Other	43.9	39.0	80.4	77.6
Total revenue	$490.2	$443.7	$951.6	$875.4

Revenue for the Company recognized at a point in time versus over time is as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue recognized at a point in time	$435.9	$405.3	$846.4	$800.5
Revenue recognized over time	54.3	38.4	105.2	74.9
Total revenue	$490.2	$443.7	$951.6	$875.4

Remaining Performance Obligations

Remaining performance obligations represent the aggregate transaction price allocated to a promise to transfer a good or service that is fully or partially unsatisfied at the end of the period. As of June 30, 2019, remaining performance obligations were approximately $1,110.8 million. The Company expects to recognize revenue on approximately 83.1% of the remaining performance obligations over the next twelve months and the remaining performance obligations primarily within one to three years.

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets) and deferred revenue, customer deposits and billings in excess of revenue recognized (contract liabilities) on the Company’s unaudited condensed consolidated balance sheets.

Contract assets—Most of the Company’s long-term contracts are billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. Billing often occurs subsequent to revenue recognition, resulting in contract assets. Contract assets are generally classified as other current assets in the unaudited condensed consolidated balance sheets. The balance of contract assets as of June 30, 2019 and December 31, 2018 was $37.2 million and $25.9 million, respectively. The increase in the contract asset balance during the six month period ended June 30, 2019 is primarily a result of foreign currency translation and contracts that have been recognized as revenue during the six month period ending June 30, 2019 for which billing cannot contractually occur as of June 30, 2019.

Contract liabilities—The Company often receives cash payments from customers in advance of the Company’s performance, resulting in contract liabilities. These contract liabilities are classified as either current or long-term in the unaudited condensed consolidated balance sheet based on the timing of when revenue recognition is expected. As of June 30, 2019 and December 31, 2018, the contract liabilities were $310.0 million and $288.5 million, respectively. The increase in the contract liability balance during the six month period ended June 30, 2019 is primarily a result of new performance obligations entered into during the six month period. Approximately $137.0 million of the contract liability balance on December 31, 2018 was recognized as revenue during the six month period ended June 30, 2019.

3.    Acquisitions

The impact of all acquisitions, individually and collectively, on revenues, net income and total assets was not material. Pro forma financial information reflecting all acquisitions has not been presented because the impact, individually and collectively, on revenues, net income and total assets is not material. Amounts allocated to goodwill that are attributable to expected synergies are not expected to be deductible for tax purposes.

2019

On April 2, 2019, the Company acquired Rave LLC (“Rave”), a privately held company, for a purchase price of $52.2 million with the potential for additional consideration of up to $5.0 million based on revenue and gross margin achievements in 2019 and 2020. Rave develops and manufactures nanomachining and laser photomask repair equipment. Rave will be integrated into the Bruker Nano Group within the BSI reportable segment. The acquisition of

Rave was accounted for under the acquisition method. The components and fair value allocation of the consideration transferred in connection with the acquisition were as follows (dollars in millions):

Consideration Transferred:
Cash paid	$55.8
Contingent consideration	4.4
Working capital adjustment	(3.6)
Total consideration transferred	$56.6

Allocation of Consideration Transferred:
Inventories	$22.5
Accounts receivable	2.2
Other current and non-current assets	0.8
Property, plant and equipment	2.1
Operating lease assets	1.0
Intangible assets:
Technology	17.9
Customer relationships	15.5
Trade name	1.5
Goodwill	7.0
Liabilities assumed	(13.9)
Total consideration allocated	$56.6

The preliminary fair value allocation included contingent consideration in the amount of $4.4 million, which represented the estimated fair value of future payments to the former shareholders of Rave based on achieving revenue targets for the period ended April 30, 2020. The Company expects to complete the fair value allocation during 2020. The amortization period for all intangible assets acquired in connection with Rave is ten years.

In the six months ended June 30, 2019, the Company completed various other acquisitions that collectively complemented the Company's existing product offerings or added aftermarket and software capabilities to the Company's existing businesses.

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

The preliminary fair value allocation included contingent consideration in the amount of $5.3 million, which represented the estimated fair value of future payments to the former shareholders of Anasys based on Anasys achieving annual revenue targets for the years 2019 and 2020. The Company completed the fair value allocation in the fourth quarter of 2018. The amortization period for all intangible assets acquired in connection with Anasys is eight years, except for backlog which was amortized over one year.

4.    Stock-Based Compensation

On May 14, 2010, the Bruker Corporation 2010 Incentive Compensation Plan (2010 Plan) was approved by the Company's stockholders. The 2010 Plan provided for the issuance of up to 8,000,000 shares of the Company's common stock. The 2010 Plan allowed a committee of the Board of Directors (Compensation Committee) to grant incentive stock options, non-qualified stock options and restricted stock awards. The Compensation Committee had the authority to determine which employees would receive the awards, the amount of the awards and other terms and conditions of any awards. Awards granted under the 2010 Plan typically were made subject to a vesting period of three to five years.

On May 20, 2016, the Bruker Corporation 2016 Incentive Compensation Plan (2016 Plan) was approved by the Company's stockholders. With the approval of the 2016 Plan, no further grants have been made under the 2010 Plan. The 2016 Plan provides for the issuance of up to 9,500,000 shares of the Company's common stock and permits the grant of awards of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, unrestricted stock, restricted stock units, performance shares and performance units, as well as cash-based awards. The 2016 Plan is administered by the Compensation Committee. The Compensation Committee has the authority to determine which employees will receive awards, the amount of any awards, and other terms and conditions of such awards. Awards granted under the 2016 Plan typically vest over a period of one to four years.

The Company recorded stock-based compensation expense as follows in the unaudited condensed consolidated statements of income and comprehensive income (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options	$0.7	$1.0	$1.4	$2.0
Restricted stock awards	0.1	0.2	0.2	0.4
Restricted stock units	1.8	1.2	3.7	2.5
Total stock-based compensation	$2.6	$2.4	$5.3	$4.9

In addition to the awards above, the Company recorded stock-based compensation expense of $0.4 million and $0.8 million in the three and six months ended June 30, 2019, respectively, related to the 2018 acquisition of Mestrelab Research, S.L. (Mestrelab).

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Costs of product revenue	$0.4	$0.3	$0.8	$0.7
Selling, general and administrative	1.8	1.8	3.7	3.5
Research and development	0.4	0.3	0.8	0.7
Total stock-based compensation	$2.6	$2.4	$5.3	$4.9

Stock-based compensation expense is recognized on a straight-line basis over the underlying requisite service period of the stock-based award.

Stock options to purchase the Company's common stock are periodically awarded to executive officers and other employees of the Company subject to a vesting period of three to four years. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. There were no stock options awarded during the three and six months ended June 30, 2019 and 2018.

Stock option activity for the six months ended June 30, 2019 was as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Shares Subject	Average	Contractual	Intrinsic Value
	to Options	Option Price	Term (Yrs)	(in millions) (b)
Outstanding at December 31, 2018	2,593,310	$21.41
Exercised	(312,783)	18.67
Forfeited	(19,165)	21.88
Outstanding at June 30, 2019	2,261,362	$21.79	5.1	$63.7

Exercisable at June 30, 2019	1,520,617	$20.13	4.7	$45.3

Exercisable and expected to vest at June 30, 2019 (a)	2,199,732	$21.69	5.1	$62.2
(a)	In addition to the options that are vested at June 30, 2019, the Company expects a portion of the unvested options to vest in the future. Options expected to vest in the future are determined by applying an estimated forfeiture rate to the options that are unvested as of June 30, 2019.
(b)	The aggregate intrinsic value is based on the positive difference between the fair value of the Company’s common stock price of $49.95 on June 30, 2019 and the exercise price of the underlying stock options.

The total intrinsic value of options exercised was $6.9 million and $5.3 million for the six months ended June 30, 2019 and 2018, respectively.

There was no restricted stock award activity for the six months ended June 30, 2019.

The total fair value of restricted stock awards vested was $0.2 million in the six months ended June 30, 2018.

Restricted stock unit activity for the six months ended June 30, 2019 was as follows:

		Weighted
		Average Grant
	Shares Subject	Date Fair
	to Restriction	Value
Outstanding at December 31, 2018	806,249	$29.88
Granted	43,282	30.95
Vested	(39,282)	34.81
Forfeited	(24,303)	29.43
Outstanding at June 30, 2019	785,946	$29.71

The total fair value of restricted stock units vested was $1.4 million and $1.1 million for the six months ended June 30, 2019 and 2018, respectively.

At June 30, 2019, the Company expects to recognize pre-tax stock-based compensation expense of $2.8 million associated with outstanding stock option awards granted under the Company's stock plans over the weighted average remaining service period of 1.9 years. The Company expects to recognize additional pre-tax stock-based compensation expense of $0.1 million associated with outstanding restricted stock awards granted under the Company's stock plans over the weighted average remaining service period of 0.1 year. The Company also expects to recognize additional pre-tax stock-based compensation expense of $15.7 million associated with outstanding restricted stock units granted under the 2016 Plan over the weighted average remaining service period of 2.6 years.

5.    Earnings Per Share

Net income per common share attributable to Bruker Corporation shareholders is calculated by dividing net income attributable to Bruker Corporation, adjusted to reflect changes in the redemption value of the redeemable noncontrolling interest, by the weighted-average number of shares outstanding during the period. The diluted net income per share computation includes the effect of shares which would be issuable upon the exercise of outstanding stock options and the vesting of restricted stock, reduced by the number of shares which are assumed to be purchased by the Company under the treasury stock method. There was no redemption value adjustment of the redeemable noncontrolling interest for the three and six months ended June 30, 2019 or 2018.

The following table sets forth the computation of basic and diluted weighted average shares outstanding and net income per common share attributable to Bruker shareholders (dollars in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income attributable to Bruker Corporation, as reported	$36.5	$31.2	$67.3	$58.2

Weighted average shares outstanding:
Weighted average shares outstanding-basic	156.1	156.1	156.4	156.0
Effect of dilutive securities:
Stock options and restricted stock awards and units	1.5	0.9	1.3	1.0
	157.6	157.0	157.7	157.0

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.23	$0.20	$0.43	$0.37
Diluted	$0.23	$0.20	$0.43	$0.37

Stock options to purchase approximately 0.1 million shares and 0.2 million shares were excluded from the computation of diluted earnings per share in the three months ended June 30, 2019 and 2018, respectively, as their effect would have been anti-dilutive. Approximately 0.1 million shares and 0.2 million shares were excluded from the computation of diluted earnings per share in the six months ended June 30, 2019 and 2018, respectively, as their effect would have been anti-dilutive.

6.    Fair Value of Financial Instruments

The Company applies the following hierarchy to determine the fair value of financial instruments, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement. The levels in the hierarchy are defined as follows:

●Level 1: Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●Level 2: Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

The following tables set forth the Company's financial instruments that are measured at fair value on a recurring basis and presents them within the fair value hierarchy using the lowest level of input that is significant to the fair value measurement at June 30, 2019 and December 31, 2018 (dollars in millions):

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets	Observable	Unobservable
		Available	Inputs	Inputs
June 30, 2019	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Embedded derivatives in purchase and delivery contracts	$0.3	$—	$0.3	$—
Foreign exchange contracts	0.6	—	0.6	—
Total assets recorded at fair value	$0.9	$—	$0.9	$—

Liabilities:
Contingent consideration	$16.2	$—	$—	$16.2
Hybrid instrument liability	13.7	—	—	13.7
Foreign exchange contracts	0.8	—	0.8	—
Embedded derivatives in purchase and delivery contracts	0.7	—	0.7	—
Fixed price commodity contracts	0.2	—	0.2	—
Total liabilities recorded at fair value	$31.6	$—	$1.7	$29.9

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets	Observable	Unobservable
		Available	Inputs	Inputs
December 31, 2018	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Foreign exchange contracts	$0.2	$—	$0.2	$—
Embedded derivatives in purchase and delivery contracts	0.4	—	0.4	—
Total assets recorded at fair value	$0.6	$—	$0.6	$—

Liabilities:
Contingent consideration	$15.1	$—	$—	$15.1
Hybrid instrument liability	12.9	—	—	12.9
Foreign exchange contracts	2.8	—	2.8	—
Embedded derivatives in purchase and delivery contracts	0.9	—	0.9	—
Fixed price commodity contracts	0.5	—	0.5	—
Total liabilities recorded at fair value	$32.2	$—	$4.2	$28.0

The Company's financial instruments consist primarily of restricted cash, derivative instruments consisting of foreign exchange contracts, commodity contracts, derivatives embedded in certain purchase and sale contracts, accounts receivable, borrowings under a revolving credit agreement, accounts payable, contingent consideration, a hybrid instrument liability and long-term debt. The carrying amounts of the Company's cash equivalents, short-term investments and restricted cash, accounts receivable, borrowings under a revolving credit agreement and accounts payable approximate fair value because of their short-term nature. Derivative assets and liabilities are measured at fair value on a recurring basis. The Company's long-term debt consists principally of a private placement arrangement entered into in 2012 with various fixed interest rates based on the maturity date. The fair value of the long-term fixed interest rate debt, which has been classified as Level 2, was $213.0 million and $228.8 million at June 30, 2019 and December 31, 2018, respectively, based on the outstanding amount at June 30, 2019 and December 31, 2018, market prices and observable sources with similar maturity dates.

The Company measures certain assets and liabilities at fair value with changes in fair value recognized in earnings. Fair value treatment may be elected either upon initial recognition of an eligible asset or liability or, for an existing asset or liability, if an event triggers a new basis of accounting. The Company did not elect to remeasure any of its existing financial assets or liabilities and did not elect the fair value option for any financial assets or liabilities which originated during the three or six months ended June 30, 2019 or 2018.

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

The following table sets forth the changes in contingent consideration liabilities for the six months ended June 30, 2019 (dollars in millions):

Balance at December 31, 2018	$15.1
Current period additions	4.4
Current period adjustments	1.9
Current period settlements	(5.1)
Foreign currency effect	(0.1)
Balance at June 30, 2019	$16.2

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

The following table sets forth the changes in hybrid instrument liability for the six months ended June 30, 2019 (dollars in millions):

Balance at December 31, 2018	$12.9
Current period adjustments	0.8
Balance at June 30, 2019	$13.7

7. Restricted Cash

Restricted cash is included as a component of cash, cash equivalents, and restricted cash on the Company's unaudited condensed consolidated statement of cash flows.

The inclusion of restricted cash increased the balances of the unaudited condensed consolidated statement of cash flows as follows (dollars in millions):

	Six Months Ended June 30,
	2019	2018
Beginning Balance	$3.9	$3.9
Ending Balance	4.0	3.8

8.    Inventories

Inventories consisted of the following (dollars in millions):

	June 30,	December 31,
	2019	2018
Raw materials	$195.0	$164.5
Work-in-process	221.4	182.4
Finished goods	105.6	94.8
Demonstration units	72.6	67.9
Inventories	$594.6	$509.6

Finished goods include in-transit systems that have been shipped to the Company's customers, but not yet installed and accepted by the customer. As of June 30, 2019 and December 31, 2018, the value of inventory-in-transit was $35.9 million and $38.3 million, respectively.

9.    Goodwill and Intangible Assets

The following table sets forth the changes in the carrying amount of goodwill for the three months ended June 30, 2019 (dollars in millions):

Balance at December 31, 2018	$275.7
Current period additions	9.3
Current period adjustments	0.7
Foreign currency effect	(1.0)
Balance at June 30, 2019	$284.7

The following is a summary of intangible assets, excluding goodwill (dollars in millions):

	June 30, 2019			December 31, 2018
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Existing technology and related patents	$295.5	$(169.4)	$126.1	$272.6	$(160.5)	$112.1
Customer relationships	131.7	(23.2)	108.5	112.0	(18.1)	93.9
Non compete contracts	1.8	(1.8)	—	1.8	(1.8)	—
Trade names	13.4	(2.1)	11.3	11.6	(1.6)	10.0
Other	5.5	(5.1)	0.4	5.1	(2.4)	2.7
Intangible assets	$447.9	$(201.6)	$246.3	$403.1	$(184.4)	$218.7

For the three months ended June 30, 2019 and 2018, the Company recorded amortization expense of $9.9 million and $7.8 million, respectively, related to intangible assets subject to amortization. For the six months ended June 30, 2019 and 2018, the Company recorded amortization expense of $20.0 million and $14.6 million, respectively, related to intangible assets subject to amortization.

10.  Debt

The Company’s debt obligations as of June 30, 2019 and December 31, 2018 consisted of the following (dollars in millions):

	June 30,	December 31,
	2019	2018
US Dollar revolving loan under the 2015 Credit Agreement	$285.9	$111.6
US Dollar notes under the Note Purchase Agreement	205.0	220.0
Unamortized debt issuance costs under the Note Purchase Agreement	(0.5)	(0.5)
Other revolving loans	2.7	2.9
Capital lease obligations and other loans	1.1	7.1
Total debt	494.2	341.1
Current portion of long-term debt	(0.3)	(18.5)
Total long-term debt, less current portion	$493.9	$322.6

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

The following is a summary of the maximum commitments and the net amounts available to the Company under the 2015 Credit Agreement and other lines of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand with interest payable monthly, at June 30, 2019 (dollars in millions):

	Weighted	Total Amount		Outstanding
	Average	Committed by	Outstanding	Letters of	Total Amount
	Interest Rate	Lenders	Borrowings	Credit	Available
2015 Credit Agreement	2.5%	$500.0	$285.9	$1.1	$213.0
Hain revoling line of credit	—	4.0	—	—	4.0
Alicona revolving line of credit	—	5.3	—	—	5.3
Other lines of credit	—	257.3	—	133.5	123.8
Total revolving lines of credit		$766.6	$285.9	$134.6	$346.1

In January 2012, the Company entered into a note purchase agreement, referred to as the Note Purchase Agreement, with a group of accredited institutional investors. Pursuant to the Note Purchase Agreement, the Company issued and sold $240.0 million of senior notes, referred to as the Senior Notes, which consisted of the following:

●$20.0 million 3.16% Series 2012A Senior Notes, Tranche A, due January 18, 2017;

●$15.0 million 3.74% Series 2012A Senior Notes, Tranche B, due January 18, 2019;

●$105.0 million 4.31% Series 2012A Senior Notes, Tranche C, due January 18, 2022; and

●$100.0 million 4.46% Series 2012A Senior Notes, Tranche D, due January 18, 2024.

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

The Note Purchase Agreement contains affirmative covenants, including, without limitation, maintenance of corporate existence, compliance with laws, maintenance of insurance and properties, payment of taxes, addition of subsidiary guarantors and furnishing notices and other information. The Note Purchase Agreement also contains certain restrictive covenants that restrict the Company’s ability to, among other things, incur liens, transfer or sell assets, engage in certain mergers and consolidations and enter into transactions with affiliates. The Note Purchase Agreement also includes customary representations and warranties and events of default. In the case of an event of default arising from specified events of bankruptcy or insolvency, all outstanding Senior Notes will become due and payable immediately without further action or notice. In the case of a payment event of default, any holder of Senior Notes affected thereby may declare all Senior Notes held by it due and payable immediately. In the case of any other event of default, a majority of the holders of the Senior Notes may declare all the Senior Notes to be due and payable immediately. Pursuant to the Note Purchase Agreement, so long as any Senior Notes are outstanding the Company will not permit (i) its leverage ratio, as determined pursuant to the Note Purchase Agreement, to exceed 3.50 to 1.00 as of the end of any fiscal quarter, (ii) its interest coverage ratio, as determined pursuant to the Note Purchase Agreement, to be less than 2.50 to 1 as of the end of any fiscal quarter for any period of four consecutive fiscal quarters or (iii) priority debt at any time to exceed 25% of consolidated net worth, as determined pursuant to the Note Purchase Agreement.

As of June 30, 2019, the Company was in compliance with the covenants of the Note Purchase Agreement and the 2015 Credit Agreement.

11.  Derivative Instruments and Hedging Activities

Interest Rate Risks

The Company’s exposure to interest rate risk relates primarily to outstanding variable rate debt and adverse movements in the related short-term market rates. Typically, the most significant component of the Company’s interest rate risk relates to amounts outstanding under the 2015 Credit Agreement.

Foreign Exchange Rate Risk Management

The Company generates a substantial portion of its revenues and expenses in international markets which subjects its operations to the exposure of exchange rate fluctuations. The impact of currency exchange rate movement can be positive or negative in any period. The Company periodically enters into foreign currency contracts in order to minimize the volatility that fluctuations in currency translation have on its monetary transactions. Under these arrangements, the Company typically agrees to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates with maturities of less than twelve months, with some agreements extending to longer periods. The Company had the following notional amounts outstanding under foreign exchange contracts at June 30, 2019 and December 31, 2018 (in millions):

	Notional			Notional
	Amount in Buy			Amount in U.S.	Fair Value of	Fair Value of
Buy	Currency	Sell	Maturity	Dollars	Assets	Liabilities
June 30, 2019:
Euro	31.9	U.S. Dollars	July 2019	$36.2	$0.1	$—
Great Britain Pound	13.9	Euro	July 2019	18.2	—	0.5
Swiss Francs	11.3	Japanese Yen	July 2019	11.6	—	0.1
Swiss Francs	14.0	U.S. Dollars	July 2019	14.0	0.4	—
Euro	6.5	Great Britain Pound	October 2019 to October 2020	7.5	0.1	—
Taiwan Dollar	153.4	U.S. Dollars	July 2019	5.0	—	0.1
Chinese Renminbi	23.5	U.S. Dollars	July 2019	3.5	—	0.1
Singapore Dollar	4.3	U.S. Dollars	July 2019	3.2	—	—
U.S. Dollars	5.0	Swiss Franc	July 2019	5.0	—	—
				$104.2	$0.6	$0.8
December 31, 2018:
Euro	25.4	U.S. Dollars	January 2019	$31.1	$—	$2.1
U.S. Dollars	8.5	Euro	January 2019	8.6	—	0.1
Swiss Francs	11.1	U.S. Dollars	January 2019	11.3	—	—
U.S. Dollars	2.1	Swiss Francs	January 2019	2.1	—	—
Swiss Francs	10.4	Japanese Yen	April 2019	10.8	—	0.2
U.S. Dollars	1.5	Canadian Dollars	January 2019	1.5	—	—
Singapore Dollar	4.3	U.S. Dollars	January 2019	3.1	—	—
Chinese Renminbi	41.1	U.S. Dollars	January 2019	5.9	0.1	—
Great Britian Pound	15.4	Euro	January 2019	20.0	—	0.4
Euro	6.9	Great Britian Pound	May 2019 to October 2020	8.0	0.1	—

				$102.4	$0.2	$2.8

In addition, the Company periodically enters into purchase and sales contracts denominated in currencies other than the functional currency of the parties to the transaction. The Company accounts for these transactions separately valuing the “embedded derivative” component of these contracts. The contracts, denominated in currencies other than the functional currency of the transacting parties, amounted to $89.4 million for the delivery of products and $5.9 million for the purchase of products at June 30, 2019 and $113.5 million for the delivery of products and $6.0 million for the purchase of products at December 31, 2018. The changes in the fair value of these embedded derivatives are recorded in interest and other income (expense), net in the consolidated statements of income and comprehensive income.

Commodity Price Risk Management

The Company has arrangements with certain customers under which it has a firm commitment to deliver copper based superconductor wire at a fixed price. In order to minimize the volatility that fluctuations in the price of copper have on the Company’s sales of these commodities, the Company enters into commodity hedge contracts. At June 30, 2019 and December 31, 2018, the Company had fixed price commodity contracts with notional amounts aggregating $7.3 million and $6.8 million, respectively. The changes in the fair value of these commodity contracts are recorded within interest and other income (expense), net in the unaudited condensed consolidated statements of income and comprehensive income.

The fair value of the derivative instruments described above is recorded in the unaudited condensed consolidated balance sheets for the periods as follows (dollars in millions):

		June 30,	December 31,
	Balance Sheet Location	2019	2018
Derivative assets:
Foreign exchange contracts	Other current assets	$0.6	$0.2
Embedded derivatives in purchase and delivery contracts	Other current assets	0.2	0.2
Embedded derivatives in purchase and delivery contracts	Other long-term assets	0.1	0.2

Derivative liabilities:
Foreign exchange contracts	Other current liabilities	$0.8	$2.8
Embedded derivatives in purchase and delivery contracts	Other current liabilities	0.7	0.9
Fixed price commodity contracts	Other current liabilities	0.2	0.5

The impact on net income of unrealized gains and losses resulting from changes in the fair value of derivative instruments not designated as hedging instruments are as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Foreign exchange contracts	$0.6	$(3.8)	$2.3	$(8.1)
Embedded derivatives in purchase and delivery contracts	(0.2)	1.2	0.1	1.3
Fixed price commodity contracts	0.2	(0.3)	0.3	(0.9)
Net impact to interest and other income (expense)	$0.6	$(2.9)	$2.7	$(7.7)

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

The income tax provision for the three months ended June 30, 2019 and 2018 was $10.6 million and $11.8 million, respectively, representing effective tax rates of 22.3% and 27.3%, respectively. The income tax provision for the six months ended June 30, 2019 and 2018 was $18.3 million and $20.2 million, respectively, representing effective tax rates of 21.3% and 25.5%, respectively. The decrease in the Company’s effective tax rate for the three months ended June 30, 2019, compared to the same period in 2018, was primarily due to the excess deduction associated with the exercise of stock-based compensation for the three months ended June 30, 2019. The decrease in the Company’s effective tax rate for the six months ended June 30, 2019, compared to the same period in 2018, was primarily due to the recording of a one-time tax on the mandatory deemed repatriation of post-1986 untaxed foreign earnings and profits (toll charge) assessed under the Tax Cuts and Jobs Act (2017 Tax Act) due to the release of final regulations issued during the period ended March 31, 2019 and the excess deduction associated with the exercise of stock-based compensation for the six months ended June 30, 2019. The Company's effective tax rate may change over time as the amount or mix of income and taxes changes among the jurisdictions in which the Company is subject to tax.

As of June 30, 2019 and December 31, 2018, the Company had unrecognized tax benefits, excluding penalties and interest, of approximately $6.6 million which, if recognized, would result in a reduction of the Company’s effective tax rate. The Company recognizes penalties and interest related to unrecognized tax benefits in the provision for income taxes. As of June 30, 2019 and December 31, 2018, approximately $0.3 million and $0.2 million, respectively, of accrued interest and penalties related to uncertain tax positions was included in other long-term liabilities on the Company’s unaudited condensed consolidated balance sheets. Penalties and interest of $0.1 million were recorded in the provision for income taxes for unrecognized tax benefits during the three and six months ended June 30, 2019. There were no penalties or interest recorded in the three and six months ended June 30, 2018.

The Company files tax returns in the United States, which includes federal, state and local jurisdictions, and many foreign jurisdictions with varying statutes of limitations. The Company considers Germany, the United States and Switzerland to be its significant tax jurisdictions. The majority of the Company’s earnings are derived in Germany and Switzerland. Accounting for the various federal and local taxing authorities, the statutory rates for 2019 are approximately 30.0% and 20.0% for Germany and Switzerland, respectively. The mix of earnings in those two jurisdictions resulted in an increase of 3.3% from the U.S. statutory rate of 21.0% in the six months ended June 30, 2019. The Company has not been a party to any tax holiday agreements. The tax years 2013 to 2018 are open to examination in Germany and Switzerland. Tax years 2011 to 2018 remain open for examination in the United States.

13.  Commitments and Contingencies

In accordance with ASC Topic 450, Contingencies, the Company accrues anticipated costs of settlement, damages or other costs to the extent specific losses are probable and estimable.

Litigation and Related Contingencies

Lawsuits, claims and proceedings of a nature considered normal to its businesses may be pending from time to time against the Company. Third parties might allege that the Company or its collaborators are infringing their patent rights or that the Company is otherwise violating their intellectual property rights. Loss contingency provisions are recorded if the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated or a range of loss can be determined. These accruals represent management's best estimate of probable loss. Disclosure is also provided when it is reasonably possible that a loss will be incurred or when it is reasonably possible that the amount of a loss will exceed the recorded provision. The Company believes the outcome of pending proceedings, individually and in the aggregate, will not have a material impact on the Company's financial statements. As of June 30, 2019 and December 31, 2018, no material accruals have been recorded for potential contingencies.

Governmental Investigations

The Company is subject to regulation by national, state and local government agencies in the United States and other countries in which it operates. From time to time, the Company is the subject of governmental investigations often involving regulatory, marketing and other business practices. These governmental investigations may result in the commencement of civil and criminal proceedings, fines, penalties and administrative remedies which could have a material adverse effect on the Company’s financial position, results of operations and/or liquidity.

In August 2018, the Korea Fair Trade Commission (KFTC) informed the Company that it was conducting an investigation into the public tender bidding activities of a number of life science instrument companies operating in Korea, including Bruker Korea Co., Ltd (Bruker Korea). The Company cooperated fully with the KFTC and on June 16, 2019, the KFTC announced its decision to impose a fine of approximately $20,000 on Bruker Korea and declined to impose any criminal liability against Bruker Korea in connection with this matter.

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

As of June 30, 2019 and December 31, 2018, no material accruals have been recorded for potential contingencies related to these matters.

Letters of Credit and Guarantees

At June 30, 2019 and December 31, 2018, the Company had bank guarantees of $134.6 million and $138.3 million, respectively, related primarily to customer advances. These arrangements guarantee the refund of advance payments received from customers in the event that the merchandise is not delivered or warranty obligations are not fulfilled in compliance with the terms of the contract.

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

Under ASU No. 2016-02, companies are required to transition to the new standard in the period of adoption at the beginning of the earliest period presented in the financial statements (January 1, 2017 for the Company). In July 2018, the FASB issued ASU No. 2018-11 as an update to ASU No. 2016-02, which in part provided companies the option of transitioning to the new standard as of the adoption date and recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted the new standard as of January 1, 2019 using the alternative transition method under ASU No. 2018-11 and recognized a cumulative-effect adjustment to the opening balance sheet. The Company's prior period financial statements were not adjusted due to adopting the new standard based on the alternative transition method. The Company elected the available package of practical expedients for leases that commenced prior to the effective date that allows it to not reassess: 1) whether any expired or existing contracts are or contain leases; 2) the lease classification for any expired or existing leases; and 3) the accounting treatment of initial direct costs for any expired or existing leases. The Company also elected the practical expedient that allows lessees to treat lease and non-lease components of leases as a single lease component for all asset classes. The adoption of the new standard resulted in recording $75.5 million and $77.9 million of ROU assets and lease liabilities, respectively, as of January 1, 2019 on the Company’s unaudited condensed consolidated balance sheet. The adoption of the new standard did not significantly affect the Company’s results of operations.

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

The Company’s leases mainly consist of facilities, office equipment, and vehicles. The majority of leases are classified as operating, with certain leases classified as finance leases based on the specific terms of the arrangement. The remaining lease term ranges from 2019 to 2029, with some leases including an option to extend the lease for varying periods of time or to terminate prior to the end of the lease term. Certain lease agreements contain provisions for future rent increases. Lease payments included in the measurement of the lease liability comprise fixed payments, and the exercise price of a Company option to purchase the underlying asset if the Company is reasonably certain to exercise the option. The Company’s leases typically do not contain residual value guarantees.

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

The components of lease cost for the three and six months ended June 30, 2019 are as follows (dollars in millions):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Amortization of right-of-use assets	$0.1	$0.1
Interest on lease liabilities	—	—
Total finance lease cost	$0.1	$0.1

Operating lease cost	$6.1	$12.7
Short term lease cost	0.6	1.1
Variable lease cost	1.2	1.7
Sublease income	(0.3)	(0.6)
Total lease cost	$7.7	$15.0

Supplemental balance sheet information as of June 30, 2019 related to leases was as follows (dollars in millions):

As of
June 30, 2019
Operating leases
Operating lease assets, net	$74.5
Other current liabilities	21.5
Operating lease liability - long term	55.4

Finance leases
Property, plant and equipment, net	$1.2
Current portion of long-term debt	0.3
Long-term debt	0.7

Weighted average remaining lease term
Operating leases	5.3 years
Finance leases	3.5 years

Weighted average discount rate
Operating leases	2.5%
Finance leases	1.6%

Supplemental cash flow information related to leases for the six months ended June 30, 2019 was as follows (dollars in millions):

Six Months Ended
June 30, 2019

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$—
Operating cash flows from operating leases	12.2
Financing cash flows from finance leases	0.1

Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$14.1
Finance leases	0.5

Future minimum lease payments under non-cancellable leases as of June 30, 2019 are as follows (dollars in millions):

	Operating Leases	Finance Leases
2019 (excluding the six months ended June 30, 2019)	$12.2	$0.2
2020	20.2	0.4
2021	14.7	0.2
2022	9.7	0.2
2023	7.8	0.1
Thereafter	17.2	—
Total undiscounted lease payments	81.8	1.1
Less: Imputed interest	(4.9)	(0.1)
Total lease liabilities	$76.9	$1.0

As of December 31, 2018, minimum commitments for the Company’s leases as required under prior lease guidance in ASC 840 were as follows (dollars in millions):

	Operating Leases	Finance Leases
2019	$25.3	$—
2020	19.1	0.1
2021	13.7	0.1
2022	9.3	—
2023	7.3	—
Thereafter	18.4	—
Total	$93.1	$0.2

15.  Shareholders’ Equity

Share Repurchase Program

In May 2019, the Company’s Board of Directors approved a stock repurchase plan (the Repurchase Program) authorizing repurchase of common stock in the amount of up to $300.0 million from time to time, in amounts, at prices, and at such times as management deems appropriate, subject to market conditions, legal requirements and other considerations. The Company repurchased a total of 2,300,635 shares at an aggregate cost of $100.0 million in the three and six months ended June 30, 2019. No repurchases occurred in the three and six months ended June 30, 2018. Any future repurchases will be funded from cash on hand, future cash flows from operations and available borrowings under the revolving credit facility. The remaining authorization as of August 2, 2019 is $200.0 million and this Repurchase Program expires on May 13, 2021.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Consolidated net income	$37.0	$31.5	$67.7	$58.9
Foreign currency translation adjustments	12.7	(39.4)	(2.4)	(14.6)
Pension liability adjustments, net of tax	(0.2)	2.5	0.6	2.1
Net comprehensive income (loss)	49.5	(5.4)	65.9	46.4
Less: Comprehensive income (loss) attributable to noncontrolling interests	0.9	(0.2)	0.8	0.4
Less: Comprehensive income (loss) attributable to redeemable noncontrolling interest	—	—	(0.6)	—
Comprehensive income (loss) attributable to Bruker Corporation	$48.6	$(5.2)	$65.7	$46.0

The following is a summary of the components of accumulated other comprehensive income, net of tax, at June 30, 2019 (dollars in millions):

			Accumulated
	Foreign	Pension	Other
	Currency	Liability	Comprehensive
	Translation	Adjustment	Income
Balance at December 31, 2018	$46.9	$(29.9)	$17.0
Other comprehensive income (loss) before reclassifications	(2.2)	(0.2)	(2.4)
Amounts reclassified from other comprehensive income (loss), net of tax of $0.1 million	—	0.8	0.8
Net current period other comprehensive income (loss)	(2.2)	0.6	(1.6)
Balance at June 30, 2019	$44.7	$(29.3)	$15.4

16.  Other Charges, Net

The components of other charges, net were as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Information technology transformation costs	$1.1	$0.9	$2.0	$2.4
Restructuring charges	0.8	0.6	1.9	3.9
Acquisition-related charges	1.2	0.1	5.0	1.1
Other	0.8	0.6	1.3	2.6
Other charges, net	$3.9	$2.2	$10.2	$10.0

Restructuring Initiatives

Restructuring charges for the three and six month periods ended June 30, 2019 and 2018 include charges for various programs that were recorded in the accompanying unaudited condensed consolidated statements of income and comprehensive income. The following table sets forth the restructuring charges for the three and six months ended June 30, 2019 and 2018 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenues	$0.6	$0.1	$3.5	$0.3
Other charges, net	0.8	0.6	1.9	3.9
	$1.4	$0.7	$5.4	$4.2

The following table sets forth the changes in restructuring reserves for the six months ended June 30, 2019 (dollars in millions):

				Provisions
				for Excess
	Total	Severance	Exit Costs	Inventory
Balance at December 31, 2018	$7.3	$2.0	$1.4	$3.9
Restructuring charges	5.4	3.6	1.5	0.3
Cash payments	(3.3)	(2.4)	(0.9)	—
Other, non-cash adjustments and foreign currency effect	(2.4)	—	(1.9)	(0.5)
Balance at June 30, 2019	$7.0	$3.2	$0.1	$3.7

17.  Interest and Other Income (Expense), Net

The components of interest and other income (expense), net, were as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest expense, net	$(3.7)	$(2.6)	$(6.8)	$(6.0)
Exchange (losses) gains on foreign currency transactions	(1.5)	(1.5)	(1.4)	(1.0)
Pension components	(0.6)	(1.3)	(1.2)	(1.3)
Other	(0.1)	(0.1)	—	0.5
Interest and other income (expense), net	$(5.9)	$(5.5)	$(9.4)	$(7.8)

18.  Business Segment Information

The Company has two reportable segments, BSI and BEST, as discussed in Note 1 to the unaudited condensed consolidated financial statements.

Revenue and operating income by reportable segment for the three and six months ended June 30, 2019 and 2018 are presented below (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
BSI	$442.4	$402.4	$859.2	$789.4
BEST	51.9	42.7	99.7	88.3
Eliminations (a)	(4.1)	(1.4)	(7.3)	(2.3)
Total revenue	$490.2	$443.7	$951.6	$875.4

Operating Income (loss)
BSI	$50.7	$47.2	$89.3	$82.9
BEST	3.1	1.7	6.2	3.9
Corporate, eliminations and other (b)	(0.3)	(0.1)	(0.1)	0.1
Total operating income	$53.5	$48.8	$95.4	$86.9
(a)	Represents product and service revenue between reportable segments.
(b)	Represents corporate costs and eliminations not allocated to the reportable segments.

Total assets by reportable segment as of June 30, 2019 and December 31, 2018 are as follows (dollars in millions):

	June 30,	December 31,
	2019	2018
Assets:
BSI	$2,296.6	$2,100.6
BEST	56.7	33.2
Eliminations and other (a)	(3.6)	(5.2)
Total assets	$2,349.7	$2,128.6

(a)   Assets not allocated to the reportable segments and eliminations of intercompany transactions.

19.  Recent Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements of fair value measurements, including the consideration of costs and benefits. This ASU is effective for the Company in fiscal years beginning after December 15, 2019. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815), which provides new guidance intended to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. This ASU is effective for the Company in fiscal years beginning after December 15, 2018. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

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

Statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, which express that we "believe," "anticipate," "plan," "expect," "seek," "estimate," or "should," as well as other statements which are not historical fact, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any forward-looking statements contained herein are based on current expectations, but are subject to risks and uncertainties that could cause actual results to differ materially from those indicated, including, but not limited to, risks and uncertainties relating to adverse changes in conditions in the global economy and volatility in the capital markets, the integration and assumption of liabilities of businesses we have acquired or may acquire in the future, fluctuations in foreign currency exchange rates, our ability to successfully implement our restructuring initiatives, changing technologies, product development and market acceptance of our products, the cost and pricing of our products, manufacturing, competition, loss of key personnel, dependence on collaborative partners, key suppliers and contract manufacturers, capital spending and government funding policies, changes in governmental regulations, the use and protection of intellectual property rights, litigation, and other risk factors discussed from time to time in our filings with the Securities and Exchange Commission, or SEC. These and other factors are identified and described in more detail in our filings with the SEC, including, without limitation, our annual report on Form 10-K for the year ended December 31, 2018 and subsequent filings. We expressly disclaim any intent or obligation to update these forward-looking statements other than as required by law.

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

OVERVIEW

We are a developer, manufacturer and distributor of high-performance scientific instruments and analytical and diagnostic solutions that enable our customers to explore life and materials at microscopic, molecular and cellular levels. Our corporate headquarters are located in Billerica, Massachusetts. We maintain major technical and manufacturing centers in Europe and North America, and we have sales offices located throughout the world. Bruker is organized into two reportable segments, Bruker Scientific Instruments (BSI) and Bruker Energy & Supercon Technologies (BEST). Within the BSI Segment, we are organized into three operating segments: the Bruker BioSpin Group, the Bruker CALID Group, and the Bruker Nano Group.

Revenue for the three month period ended June 30, 2019 was $490.2 million, an increase of $46.5 million, or 10.5%, from the three month period ended June 30, 2018. Revenue from companies acquired within the past twelve months represented $38.6 million, or 8.7%, of the increase, and the unfavorable foreign currency translation effect of a stronger U.S. dollar relative to the Euro and other currencies represented a $13.3 million, or 3.0%, decline. Excluding these effects, organic revenue, a non-GAAP measure, increased by $21.2 million, or 4.8%. Revenues increased on an organic basis within the Bruker CALID Group and the Bruker BioSpin Group, and at the BEST Segment. From a geographic perspective, revenues increased in the North America, China and Japan regions.

Revenue for the six month period ended June 30, 2019 was $951.6 million, an increase of $76.2 million, or 8.7%, from the six month period ended June 30, 2018. Revenue from companies acquired within the past twelve months represented $64.5 million, or 7.4%, of the increase, and the unfavorable foreign currency translation effect of a stronger U.S. dollar relative to the Euro and other currencies represented a $33.0 million, or 3.8%, decline. Excluding these effects, organic revenue, a non-GAAP measure, increased by $44.7 million, or 5.1%. Revenues increased on an organic basis within the Bruker CALID Group and the Bruker BioSpin Group, and at the BEST Segment. From a geographic perspective, revenues increased in the North America, China and Japan regions.

Our gross profit margin increased to 47.0% during the three months ended June 30, 2019 compared to 46.2% for the three months ended June 30, 2018. Our gross profit margin increased to 46.8% during the six months ended June 30, 2019 compared to 46.2% for the six months ended June 30, 2018. The increase in gross profit margin in both periods resulted primarily from favorable product mix, operational improvements, accretive acquisitions and the positive impact of foreign currency translation.

Our operating margin decreased to 10.9% for the three months ended June 30, 2019 compared to 11.0% during the three months ended June 30, 2018. The operating margin decline was primarily due to assumption of expenses related to recent acquisitions. Our operating margin increased to 10.0% for the six months ended June 30, 2019 compared to 9.9% during the six months ended June 30, 2018. The operating margin expansion was primarily due to favorable product mix, operational improvements, accretive acquisitions and the positive impact of foreign currency translation.

Our income tax provision in the three month periods ended June 30, 2019 and 2018 was $10.6 million and $11.8 million, respectively, representing effective tax rates of 22.3% and 27.3%, respectively. The decrease in our effective tax rate was primarily due to the impact of a favorable discrete item in the period. Our income tax provision in the six month periods ended June 30, 2019 and 2018 was $18.3 million and $20.2 million, respectively, representing effective tax rates of 21.3% and 25.5%, respectively. The decrease in our effective tax rate was primarily due to the recording of items related to the update of a one-time tax on the mandatory deemed repatriation of post-1986 untaxed foreign earnings and profits (toll charge) assessed under the Tax Cuts and Jobs Act (2017 Tax Act) in the six months ended June 30, 2019, as well as a favorable discrete item.

Diluted earnings per share for the three month period ended June 30, 2019 were $0.23, an increase of $0.03 compared to $0.20 per share in the three month period ended June 30, 2018. Diluted earnings per share for the six month period ended June 30, 2019 were $0.43, an increase of $0.06 compared to $0.37 per share in the six month period ended June 30, 2018. The increase in both periods was primarily due to revenue growth and higher gross and operating profit.

Operating cash flow for the six month period ended June 30, 2019 was a source of cash of $24.8 million. For the six month period ended June 30, 2019, our free cash flow, a non-GAAP measure, was ($3.8) million, calculated as follows (dollars in millions):

	Six Months Ended June 30,
	2019	2018
Net cash provided by operating activities	$24.8	$79.9
Less: Purchases of property, plant and equipment	28.6	17.5
Free Cash Flow	$(3.8)	$62.4

We can experience quarter-to-quarter fluctuations in our operating results as a result of various factors, some of which are outside our control, such as:

●	the timing of governmental stimulus programs and academic research budgets;
●	the time it takes between the date customer orders and deposits are received, systems are shipped and accepted by our customers and full payment is received;
●	the time it takes to satisfy local customs requirements and other export/import requirements;
●	the time it takes for customers to construct or prepare their facilities for our products; and
●	the time required to obtain governmental licenses.

These factors have in the past affected the amount and timing of revenue recognized on sales of our products and receipt of related payments and will continue to do so in the future. Accordingly, our operating results in any particular quarter may not necessarily be an indication of any future quarter’s operating performance.

In May 2019, our Board of Directors approved a stock repurchase plan (the Repurchase Program) authorizing repurchase of common stock in the amount of up to $300.0 million from time to time, in amounts, at prices, and at such times as management deems appropriate, subject to market conditions, legal requirements and other considerations. We repurchased a total of 2,300,635 shares at an aggregate cost of $100.0 million in the three and six months ended June 30, 2019. No repurchases occurred in the three and six months ended June 30, 2018. Any future repurchases will be funded from cash on hand, future cash flows from operations and available borrowings under the revolving credit facility. The remaining authorization as of August 2, 2019 is $200.0 million and this Repurchase Program expires on May 13, 2021.

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

We believe the following critical accounting policies and estimates to be both those most important to the portrayal of our financial position and results of operations and those that require the most estimation and subjective judgment:

●	Revenue recognition;
●	Income taxes;
●	Inventories; and
●	Goodwill, other intangible assets and other long-lived assets.

For a further discussion of our critical accounting policies, please refer to our Annual Report on Form 10-K for the year ended December 31, 2018.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2019 compared to the Three Months Ended June 30, 2018

Consolidated Results

The following table presents our results for the three months ended June 30, 2019 and 2018 (dollars in millions, except per share data):

	Three Months Ended June 30,
	2019	2018
Product revenue	$411.7	$368.1
Service revenue	78.5	73.5
Other revenue	—	2.1
Total revenue	490.2	443.7

Cost of product revenue	210.0	188.7
Cost of service revenue	49.8	49.1
Cost of other revenue	—	0.7
Total cost of revenue	259.8	238.5
Gross profit	230.4	205.2

Operating expenses:
Selling, general and administrative	124.5	110.6
Research and development	48.5	43.6
Other charges, net	3.9	2.2
Total operating expenses	176.9	156.4
Operating income	53.5	48.8

Interest and other income (expense), net	(5.9)	(5.5)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	47.6	43.3
Income tax provision	10.6	11.8
Consolidated net income	37.0	31.5
Net income attributable to noncontrolling interests in consolidated subsidiaries	0.5	0.3
Net income attributable to Bruker Corporation	$36.5	$31.2

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.23	$0.20
Diluted	$0.23	$0.20

Weighted average common shares outstanding:
Basic	156.1	156.1
Diluted	157.6	157.0

Revenue

For the three months ended June 30, 2019, our revenue increased $46.5 million, or 10.5%, to $490.2 million, compared to $443.7 million for the comparable period in 2018. Included in revenue was an increase of approximately $38.6 million from acquisitions and a decrease of $13.3 million from foreign currency translation. Excluding the effects of foreign currency translation and our recent acquisitions, our organic revenue, a non-GAAP measure, increased by

$21.2 million, or 4.8%. The constant currency revenue growth for the period ended June 30, 2019 was $59.8 million or 13.5%.

BSI Segment revenue increased by $40.0 million, or 9.9%, to $442.4 million for the three months ended June 30, 2019, compared to $402.4 million for the three months ended June 30, 2018. BEST Segment revenue increased by $9.2 million, or 21.5%, to $51.9 million for the three months ended June 30, 2019, compared to $42.7 million for the three months ended June 30, 2018.

Please see the Segment Results section later in this section for additional discussion of our financial results by segment.

Gross Profit

Gross profit for the three months ended June 30, 2019 was $230.4 million, or 47.0% of revenue, compared to $205.2 million, or 46.2% of revenue, for the three months ended June 30, 2018. Included in gross profit were various charges for amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring costs totaling $12.4 million and $6.2 million for the three months ended June 30, 2019 and 2018, respectively. Excluding these charges, our non-GAAP gross profit margins for the three months ended June 30, 2019 and 2018 were 49.5% and 47.6%, respectively. The increase in gross profit margin resulted from favorable product mix, operational improvements, accretive acquisitions and the positive impact of foreign currency translation.

Selling, General and Administrative

Our selling, general and administrative expenses for the three months ended June 30, 2019 increased to $124.5 million, or 25.4% of total revenue, from $110.6 million, or 24.9% of total revenue, for the comparable period in 2018. The increase was a result of the assumption of expenses associated with acquisitions.

Research and Development

Our research and development expenses for the three months ended June 30, 2019 increased to $48.5 million, or 9.9% of total revenue, from $43.6 million, or 9.8% of total revenue, for the comparable period in 2018. The increase was a result of the assumption of expenses associated with acquisitions.

Other Charges, Net

Other charges, net of $3.9 million recorded for the three months ended June 30, 2019 were primarily related to the BSI Segment and consisted of $0.8 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives, $0.8 million related to professional fees, $1.1 million of costs associated with our global information technology (IT) transformation initiative and $1.2 million of acquisition-related charges related to acquisitions completed in 2019 and 2018. The IT transformation initiative is a multi-year project aimed at updating and integrating our global enterprise resource planning and human resource information systems.

Other charges, net of $2.2 million recorded for the three months ended June 30, 2018 were primarily related to the BSI Segment and consisted of $0.6 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives, $0.6 million related to professional fees, $0.9 million of costs associated with our global IT transformation initiative and $0.1 million of acquisition-related charges related to acquisitions completed in 2018 and 2017.

Operating Income

Operating income for the three months ended June 30, 2019 was $53.5 million, resulting in an operating margin of 10.9%, compared to operating income of $48.8 million, and an operating margin of 11.0%, for the three months ended June 30, 2018. Included in operating income were various charges for amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring costs totaling $20.2 million and $10.1 million for the three months ended June 30, 2019 and 2018, respectively. Excluding these charges, our non-GAAP operating margins for the three months ended June 30, 2019 and 2018 were 15.0% and 13.3%, respectively. The non-GAAP operating margin expansion was primarily due to favorable product mix, operational improvements, accretive acquisitions and the positive impact of foreign currency translation.

Interest and Other Income (Expense), Net

Interest and other income (expense), net during the three months ended June 30, 2019 was an expense of $5.9 million compared to an expense of $5.5 million for the comparable period of 2018.

During the three months ended June 30, 2019, the primary components within interest and other income (expense), net were net interest expense of $3.7 million, realized and unrealized losses on foreign currency denominated transactions of $1.5 million and $0.6 million related to pension plan expenses. During the three months ended June 30, 2018, the primary components within interest and other income (expense), net were net interest expense of $2.6 million, realized and unrealized losses on foreign currency denominated transactions of $1.5 million and $1.3 million related to pension plan expenses.

Income Tax Provision

The 2019 and 2018 effective tax rates were estimated using projected annual pre-tax income on a jurisdictional basis. Expected tax benefits, including tax credits and incentives, the impact of changes to valuation allowances and the effect of jurisdictional differences in statutory tax rates were also considered in the calculation.

The income tax provision for the three months ended June 30, 2019 and 2018 was $10.6 million and $11.8 million, respectively, representing effective tax rates of 22.3% and 27.3%, respectively.  The decrease in our effective tax rate was primarily due to the impact of a favorable non-recurring discrete item in the period.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the three months ended June 30, 2019 and 2018 was $0.5 million and $0.3 million, respectively. The net income attributable to noncontrolling interests represented the minority shareholders' proportionate share of the net income recorded by our majority-owned subsidiaries.

Net Income Attributable to Bruker Corporation

Our net income attributable to Bruker for the three months ended June 30, 2019 was $36.5 million, or $0.23 per diluted share, compared to $31.2 million, or $0.20 per diluted share, for the comparable period in 2018. The increase in net income and earnings per diluted share was primarily driven by the increase in revenue and significant gross and operating profit improvements.

Reportable Segment Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment (dollars in millions):

	Three Months Ended June 30,			Percentage
	2019	2018	Dollar Change	Change
BSI	$442.4	$402.4	$40.0	9.9%
BEST	51.9	42.7	9.2	21.5%
Eliminations (a)	(4.1)	(1.4)	(2.7)
	$490.2	$443.7	$46.5	10.5%

(a) Represents product and service revenue between reportable segments.

BSI Segment Revenue

BSI Segment revenue increased by $40.0 million, or 9.9%, to $442.4 million for the three months ended June 30, 2019, compared to $402.4 million for the three months ended June 30, 2018. Revenue includes approximately $37.5 million attributable to recent acquisitions and approximately $11.2 million from the unfavorable impact of foreign currency translation. Excluding the effects of foreign currency translation and our recent acquisitions, organic revenue, a non-GAAP measure, increased by $13.7 million, or 3.4%. The constant currency revenue growth for the period ended June 30, 2019 was $51.2 million or 12.7%.

The Bruker BioSpin Group revenue increased during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to growth in the system revenue, which included the revenue recognition of a 1.0 GHz system, as well as aftermarket revenue.

The Bruker CALID Group revenue increased during the three months ended June 30, 2019 compared to the three months ended June 30, 2018, as a result of continued demand for mass spectrometry and microbiology products and contributions from acquisitions.

The Bruker Nano Group revenue increased during the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily from contributions from our recent acquisitions.

System revenue and aftermarket revenue as a percentage of total BSI Segment revenue were as follows (dollars in millions):

	Three Months Ended June 30,
	2019		2018
		Percentage of		Percentage of
		Segment		Segment
	Revenue	Revenue	Revenue	Revenue
System revenue	$313.7	70.9%	$287.3	71.4%
Aftermarket revenue	128.7	29.1%	115.1	28.6%
Total revenue	$442.4	100.0%	$402.4	100.0%

BEST Segment Revenue

BEST Segment revenue increased $9.2 million, or 21.5%, to $51.9 million for the three months ended June 30, 2019, compared to $42.7 million for the comparable period in 2018. The increase in revenue resulted primarily from shipments of superconductors and project completion.

System and wire revenue and aftermarket revenue as a percentage of total BEST Segment revenue were as follows (dollars in millions):

	Three Months Ended June 30,
	2019		2018
		Percentage of		Percentage of
		Segment		Segment
	Revenue	Revenue	Revenue	Revenue
System and wire revenue	$51.1	98.5%	$41.8	97.9%
Aftermarket revenue	0.8	1.5%	0.9	2.1%
Total revenue	$51.9	100.0%	$42.7	100.0%

Gross Profit and Operating Expenses

For the three months ended June 30, 2019, gross profit margin in the BSI Segment increased to 50.1% from 49.4% compared to the three months ended June 30, 2018. BEST Segment gross margin increased to 17.1% from 15.9% for the three months ended June 30, 2019 and 2018, respectively.

In the three months ended June 30, 2019, selling, general and administrative expenses and research and development expenses in the BSI Segment increased to $167.3 million, or 37.8% of segment revenue, from $149.1 million, or 37.1% of segment revenue in the comparable period in 2018. The increase was a result of the assumption of expenses associated with acquisitions.

Selling, general and administrative expenses and research and development expenses in the BEST Segment were $5.7 million, or 11.0% of segment revenue, compared to $5.1 million, or 11.9% of segment revenue, for the comparable period in 2018. The decrease as a percentage of revenue was a result of higher revenue in the three months ended June 30, 2019.

Operating Income

The following table presents operating income and operating margins on revenue by reportable segment (dollars in millions):

	Three Months Ended June 30,
	2019		2018
		Percentage of		Percentage of
	Operating	Segment	Operating	Segment
	Income	Revenue	Income	Revenue
BSI	$50.7	11.5%	$47.2	11.7%
BEST	3.1	6.0%	1.7	4.0%
Corporate, eliminations and other (a)	(0.3)		(0.1)
Total operating income	$53.5	10.9%	$48.8	11.0%

(a)  Represents corporate costs and eliminations not allocated to the reportable segments.

BSI Segment operating income for the three months ended June 30, 2019 was $50.7 million, resulting in an operating margin of 11.5%, compared to operating income of $47.2 million, resulting in an operating margin of 11.7%,for the comparable period in 2018. Operating income included $19.8 million and $9.9 million in the three months ended June 30, 2019 and 2018, respectively, of various charges for amortization of acquisition-related intangible assets and other acquisition-related costs, restructuring costs and costs associated with our global IT transformation initiative. Excluding these charges, non-GAAP operating margins were 15.9% and 14.2% for the three months ended June 30, 2019 and 2018, respectively. While the GAAP operating margin was relatively flat compared to the same period in the prior year, the non-GAAP operating margin increase was primarily a result of favorable product mix, operational improvements , accretive acquisitions and the positive impact of foreign currency translation.

BEST Segment operating income increased for the three months ended June 30, 2019 to $3.1 million, resulting in an operating margin of 6.0%, compared to operating income of $1.7 million, resulting in an operating margin of 4.0%, for the comparable period in 2018. Operating income included $0.4 million and $0.2 million in the three months ended June 30, 2019 and 2018, respectively, of various charges for amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring costs. Excluding these charges, non-GAAP operating margins were 6.7% and 4.4% for the three months ended June 30, 2019 and 2018, respectively. GAAP and non-GAAP operating margins increased primarily due to increased revenue volume, product mix and operational improvements.

Six Months Ended June 30, 2019 compared to the Six Months Ended June 30, 2018

Consolidated Results

The following table presents our results for the six months ended June 30, 2019 and 2018 (dollars in millions, except per share data):

	Six Months Ended June 30,
	2019	2018
Product revenue	$794.7	$720.3
Service revenue	155.9	151.2
Other revenue	1.0	3.9
Total revenue	951.6	875.4

Cost of product revenue	407.5	374.3
Cost of service revenue	98.9	95.6
Cost of other revenue	0.1	0.9
Total cost of revenue	506.5	470.8
Gross profit	445.1	404.6

Operating expenses:
Selling, general and administrative	244.6	220.9
Research and development	94.9	86.8
Other charges, net	10.2	10.0
Total operating expenses	349.7	317.7
Operating income	95.4	86.9

Interest and other income (expense), net	(9.4)	(7.8)
Income before income taxes and noncontrolling interest in consolidated subsidiaries	86.0	79.1
Income tax provision	18.3	20.2
Consolidated net income	67.7	58.9
Net income attributable to noncontrolling interests in consolidated subsidiaries	0.4	0.7
Net income attributable to Bruker Corporation	$67.3	$58.2

Net income per common share attributable to Bruker Corporation shareholders:
Basic	$0.43	$0.37
Diluted	$0.43	$0.37

Weighted average common shares outstanding:
Basic	156.4	156.0
Diluted	157.7	157.0

Revenue

For the six months ended June 30, 2019, our revenue increased $76.2 million, or 8.7%, to $951.6 million, compared to $875.4 million for the comparable period in 2018. Included in revenue was an increase of approximately $64.5 million from acquisitions and a decrease of $33.0 million from foreign currency translation. Excluding the effects of foreign currency translation and our recent acquisitions, our organic revenue, a non-GAAP measure, increased by $44.7 million, or 5.1%. The constant currency revenue growth for the period ended June 30, 2019 was $109.2 million or 12.5%.

BSI Segment revenue increased by $69.8 million, or 8.8%, to $859.2 million for the six months ended June 30, 2019, compared to $789.4 million for the six months ended June 30, 2018. BEST Segment revenue increased by $11.4 million, or 12.9%, to $99.7 million for the six months ended June 30, 2019, compared to $88.3 million for the six months ended June 30, 2018.

Please see the Segment Results section later in this section for additional discussion of our financial results by segment.

Gross Profit

Gross profit for the six months ended June 30, 2019 was $445.1 million, or 46.8% of revenue, compared to $404.6 million, or 46.2% of revenue, for the six months ended June 30, 2018. Included in gross profit were various charges for amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring costs totaling $23.2 million and $11.8 million for the six months ended June 30, 2019 and 2018, respectively. Excluding these charges, our non-GAAP gross profit margins for the six months ended June 30, 2019 and 2018 were 49.2% and 47.6%, respectively. The increase in gross profit margin resulted primarily from favorable product mix, operational improvements , accretive acquisitions and the positive impact of foreign currency translation.

Selling, General and Administrative

Our selling, general and administrative expenses for the six months ended June 30, 2019 increased to $244.6 million, or 25.7% of total revenue, from $220.9 million, or 25.2% of total revenue, for the comparable period in 2018. The increase was a result of the assumption of expenses associated with acquisitions.

Research and Development

Our research and development expenses for the six months ended June 30, 2019 increased to $94.9 million, or 10.0% of total revenue, from $86.8 million, or 9.9% of total revenue, for the comparable period in 2018. The increase was a result of the assumption of expenses associated with acquisitions.

Other Charges, Net

Other charges, net of $10.2 million recorded for the six months ended June 30, 2019 were primarily related to the BSI Segment and consisted of $1.9 million of restructuring costs related to closing facilities and implementing outsourcing and other restructuring initiatives, $1.3 million related to professional fees, $2.0 million of costs associated with our global IT transformation initiative and $5.0 million of acquisition-related charges related to acquisitions completed in 2019 and 2018.

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

Operating Income

Operating income for the six months ended June 30, 2019 was $95.4 million, resulting in an operating margin of 10.0%, compared to operating income of $86.9 million, and an operating margin of 9.9%, for the six months ended June 30, 2018. Included in operating income were various charges for amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring costs totaling $40.6 million and $24.9 million for the six months ended June 30, 2019 and 2018, respectively. Excluding these charges, our non-GAAP operating margins for the six months ended June 30, 2019 and 2018 were 14.3% and 12.8%, respectively. The non-GAAP operating margin expansion was primarily due to favorable product mix, operational improvements , accretive acquisitions and the positive impact of foreign currency translation.

Interest and Other Income (Expense), Net

Interest and other income (expense), net during the six months ended June 30, 2019 was an expense of $9.4 million compared to an expense of $7.8 million for the comparable period of 2018.

During the six months ended June 30, 2019, the primary components within interest and other income (expense), net were net interest expense of $6.8 million, realized and unrealized losses on foreign currency denominated transactions of $1.4 million and $1.2 million related to pension plan expenses. During the six months ended June 30, 2018, the primary components within interest and other income (expense), net were net interest expense of $6.0 million, realized and unrealized losses on foreign currency denominated transactions of $1.0 million and $1.3 million related to pension plan expenses.

Income Tax Provision

The 2019 and 2018 effective tax rates were estimated using projected annual pre-tax income on a jurisdictional basis. Expected tax benefits, including tax credits and incentives, the impact of changes to valuation allowances and the effect of jurisdictional differences in statutory tax rates were also considered in the calculation.

The income tax provision for the six months ended June 30, 2019 and 2018 was $18.3 million and $20.2 million, respectively, representing effective tax rates of 21.3% and 25.5%, respectively. The decrease our effective tax rate for the six months ended June 30, 2019, compared to the same period in 2018, was primarily due to the recording of items related to the update of a one-time tax on the mandatory deemed repatriation of post-1986 untaxed foreign earnings and profits (toll charge) assessed under the Tax Cuts and Jobs Act (2017 Tax Act) due to the release of final regulations issued during the period ended March 31, 2019, as well as, due to the impact of a favorable non-recurring discrete item in the period.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the six months ended June 30, 2019 and 2018 was $0.4 million and $0.7 million, respectively. The net income attributable to noncontrolling interests represented the minority shareholders' proportionate share of the net income recorded by our majority-owned subsidiaries.

Net Income Attributable to Bruker Corporation

Our net income attributable to Bruker for the six months ended June 30, 2019 was $67.3 million, or $0.43 per diluted share, compared to $58.2 million, or $0.37 per diluted share, for the comparable period in 2018. The increase in net income and earnings per diluted share was primarily driven by the increase in revenue and significant year-over-year margin improvements.

Reportable Segment Revenue

The following table presents revenue, change in revenue and revenue growth by reportable segment (dollars in millions):

	Six Months Ended June 30,			Percentage
	2019	2018	Dollar Change	Change
BSI	$859.2	$789.4	$69.8	8.8%
BEST	99.7	88.3	11.4	12.9%
Eliminations (a)	(7.3)	(2.3)	(5.0)
	$951.6	$875.4	$76.2	8.7%
(a)	Represents product and service revenue between reportable segments.

BSI Segment Revenue

BSI Segment revenue increased by $69.8 million, 8.8%, to $859.2 million for the six months ended June 30, 2019, compared to $789.4 million for the six months ended June 30, 2018. Revenue includes approximately $63.5 million attributable to recent acquisitions and approximately $28.5 million from the unfavorable impact of foreign currency translation. Excluding the effects of foreign currency translation and our recent acquisitions, organic revenue, a non-GAAP measure, increased by $34.8 million, or 4.4%. The constant currency revenue growth for the period ended June 30, 2019 was $98.3 million or 12.5%.

The Bruker BioSpin Group revenue increased during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 due to growth in the system revenue, which included the revenue recognition of a 1.0 GHz system, as well as aftermarket revenue.

The Bruker CALID Group revenue increased during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, as a result of continued demand for mass spectrometry and microbiology products and contributions from acquisitions.

The Bruker Nano Group revenue increased during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily as a result of higher revenues from our recent acquisitions.

System revenue and aftermarket revenue as a percentage of total BSI Segment revenue were as follows (dollars in millions):

	Six Months Ended June 30,
	2019		2018
		Percentage of		Percentage of
		Segment		Segment
	Revenue	Revenue	Revenue	Revenue
System revenue	$606.2	70.6%	$561.8	71.2%
Aftermarket revenue	253.0	29.4%	227.6	28.8%
Total revenue	$859.2	100.0%	$789.4	100.0%

BEST Segment Revenue

BEST Segment revenue increased $11.4 million, or 12.9%, to $99.7 million for the six months ended June 30, 2019, compared to $88.3 million for the comparable period in 2018. The increase in revenue resulted primarily from shipments of superconductors and project completion.

System and wire revenue and aftermarket revenue as a percentage of total BEST Segment revenue were as follows (dollars in millions):

	Six Months Ended June 30,
	2019		2018
		Percentage of		Percentage of
		Segment		Segment
	Revenue	Revenue	Revenue	Revenue
System and wire revenue	$97.9	98.2%	$86.2	97.6%
Aftermarket revenue	1.8	1.8%	2.1	2.4%
Total revenue	$99.7	100.0%	$88.3	100.0%

Gross Profit and Operating Expenses

For the six months ended June 30, 2019, gross profit margin in the BSI Segment increased to 49.8% from 49.4% compared to the six months ended June 30, 2018. BEST Segment gross margin increased to 17.4% from 16.2% for the six months ended June 30, 2019 and 2018, respectively.

In the six months ended June 30, 2019, selling, general and administrative expenses and research and development expenses in the BSI Segment increased to $328.5 million, or 38.2% of segment revenue, from $297.4 million, or 37.7% of segment revenue in the comparable period in 2018. The increase was a result of the assumption of expenses associated with acquisitions.

Selling, general and administrative expenses and research and development expenses in the BEST Segment were $11.0 million, or 11.0% of segment revenue, compared to $10.3 million, or 11.7% of segment revenue, for the comparable period in 2018. The decrease as a percentage of revenue was a result of higher revenue in the six months ended June 30, 2019.

Operating Income

The following table presents operating income and operating margins on revenue by reportable segment (dollars in millions):

	Six Months Ended June 30,
	2019		2018
		Percentage of		Percentage of
	Operating	Segment	Operating	Segment
	Income	Revenue	Income	Revenue
BSI	$89.3	10.4%	$82.9	10.5%
BEST	6.2	6.2%	3.9	4.4%
Corporate, eliminations and other (a)	(0.1)		0.1
Total operating income	$95.4	10.0%	$86.9	9.9%

(a) Represents corporate costs and eliminations not allocated to the reportable segments.

BSI Segment operating income for the six months ended June 30, 2019 was $89.3 million, resulting in an operating margin of 10.4%, compared to operating income of $82.9 million, resulting in an operating margin of 10.5%, for the comparable period in 2018. Operating income included $40.1 million and $24.6 million in the six months ended June 30, 2019 and 2018, respectively, of various charges for amortization of acquisition-related intangible assets and other acquisition-related costs, restructuring costs and costs associated with our global IT transformation initiative. Excluding these charges, non-GAAP operating margins were 15.1% and 13.6% for the six months ended June 30, 2019 and 2018, respectively. While the GAAP operating margin was relatively flat compared to the same period in the prior year, the non-GAAP operating margin increase was primarily a result of favorable product mix, operational improvements, accretive acquisitions and the positive impact of foreign currency translation.

BEST Segment operating income increased for the six months ended June 30, 2019 to $6.2 million, resulting in an operating margin of 6.2%, compared to operating income of $3.9 million, resulting in an operating margin of 4.4%, for the comparable period in 2018. Operating income included $0.5 million and $0.3 million in the six months ended June 30, 2019 and 2018, respectively, of various charges for amortization of acquisition-related intangible assets and other acquisition-related costs and restructuring costs. Excluding these charges, non-GAAP operating margins were 6.7% and 4.8% for the six months ended June 30, 2019 and 2018, respectively. GAAP and non-GAAP operating margins increased primarily due to increased revenue volume, product mix and operational improvements.

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

During the six months ended June 30, 2019, net cash provided by operating activities was $24.8 million, resulting from consolidated net income adjusted for non-cash items of $118.0 million, partially offset by an increase in operating assets and liabilities, net of acquisitions and divestitures of $93.2 million. The increase in operating assets and liabilities, net of acquisitions and divestitures for the six months ended June 30, 2019 was primarily caused by an increase in inventory for orders in 2019.

During the six months ended June 30, 2018, net cash provided by operating activities was $79.9 million, resulting from consolidated net income adjusted for non-cash items of $113.6 million, partially offset by an increase in operating assets and liabilities, net of acquisitions and divestitures of $33.7 million. The increase in operating assets and liabilities, net of acquisitions and divestitures for the six months ended June 30, 2018 was primarily caused by cash received for accounts receivable.

During the six months ended June 30, 2019, net cash used in investing activities was $106.6 million, compared to net cash provided by investing activities of $62.0 million during the six months ended June 30, 2018. Cash used in investing activities during the six months ended June 30, 2019 was caused by cash paid for acquisitions of $71.9 million, purchases of property, plant and equipment of $28.6 million and purchases of short-term investments of $6.4 million. Cash provided by investing activities during the six months ended June 30, 2018 was primarily caused by the maturities of short-term investments of $117.0 million, offset by the cash paid for acquisitions of $37.6 million and net purchases of property, plant and equipment of $17.4 million.

During the six months ended June 30, 2019, net cash provided by financing activities was $41.6 million, compared to net cash used in financing activities of $203.6 million during the six months ended June 30, 2018. Net cash provided by financing activities during the six months ended June 30, 2019 was primarily attributable to $200.6 million in proceeds from borrowings under the 2015 Credit Agreement and $5.8 million of proceeds from the issuance of common stock, net. This was offset by $100.0 million of repurchases of common stock under our repurchase program, $28.5 million of borrowings under the 2015 Credit Agreement, $15.0 million repayment under the Note Purchase Agreement, $12.6 million used for the payment of dividends and $4.6 million repayment of other debt. Net cash used in financing activities during the six months ended June 30, 2018 was primarily attributable to repayment of $202.5 million of borrowings under the 2015 Credit Agreement, described below; and $12.5 million used for the payment of dividends. This was offset by $7.5 million in proceeds from borrowings under the 2015 Credit Agreement, described below; and $7.0 million of proceeds from the issuance of common stock, net.

In May 2019, our Board of Directors approved the Repurchase Program which authorizes the repurchase of common stock in the amount of up to $300.0 million from time to time, in amounts, at prices, and at such times as management deems appropriate, subject to market conditions, legal requirements and other considerations. We repurchased a total of 2,300,635 shares at an aggregate cost of $100.0 million in the three and six months ended June 30, 2019. No repurchases occurred in the three and six months ended June 30, 2018. The remaining authorization as of August 2, 2019 is $200.0 million and this Repurchase Program expires on May 13, 2021. We intend to fund any additional repurchases from cash on hand, future cash flows from operations and available borrowings under our revolving credit facility.

The repurchased shares are reflected within Treasury stock in the accompanying consolidated balance sheet at June 30, 2019.

Cash at June 30, 2019 and December 31, 2018 totaled $282.5 million and $322.4 million, respectively, of which $248.6 million and $280.9 million, respectively, related to foreign cash and short-term investments, most significantly in the Netherlands and Switzerland.

At December 31, 2018, we recorded state income and foreign withholding taxes on the cash and liquid assets portion of the unremitted earnings and profits (E&P) of foreign subsidiaries expected to be repatriated from our foreign subsidiaries to the United States, except for amounts from certain subsidiaries, which we have asserted to be indefinitely reinvested. Specifically, we assert that a total of $1.328 billion of unremitted foreign earnings is indefinitely reinvested. This figure is comprised of $875.0 million in unremitted earnings, as well as $453.4 million of non-cash E&P in all other jurisdictions. If this E&P is ultimately distributed to the United States in the form of dividends or otherwise, we would likely be subject to additional withholding tax. We estimate the amount of unrecognized deferred withholding taxes on the undistributed E&P to be approximately $48.5 million at December 31, 2018.

We recorded tax expense associated with the Global Intangible Low-Taxed Income (GILTI) provisions of the 2017 Tax Act as of June 30, 2019 and December 31, 2018. Companies are allowed to adopt an accounting policy to either recognize deferred taxes for GILTI or treat such as a tax cost in the year incurred. We have determined to treat such as a tax cost in the year incurred. As such, we did not record a deferred income tax expense or benefit related to the GILTI provisions of the 2017 Tax Act in the consolidated statement of income for the three and six months ended June 30, 2019 or the year ended December 31, 2018.

As of June 30, 2019, we had approximately $43.2 million of net operating loss carryforwards available to reduce state taxable income; approximately $92.5 million of net operating losses available to reduce German federal income and trade taxes that are carried forward indefinitely; $5.8 million of other foreign net operating losses available that are carried forward indefinitely and $5.6 million of other foreign net operating losses that are expected to expire at various times in 2019. We also had U.S. state research and development tax credits of $8.6 million. Utilization of these credits and state net operating losses may be subject to annual limitations due to the ownership percentage change limitations provided by the Internal Revenue Code Section 382 and similar state provisions. In the event of a deemed change in control under Internal Revenue Code Section 382, an annual limitation on the utilization of net operating losses and credits may result in the expiration of all or a portion of the net operating loss and credit carryforwards.

At June 30, 2019, we had outstanding debt totaling $494.2 million, consisting of $205.0 million outstanding under the Note Purchase Agreement described below; $285.9 million outstanding under the 2015 Credit Agreement described below and $3.8 million under capital lease obligations and other loans. These amounts were offset by unamortized debt issuance costs under the Note Purchase Agreement of $0.5 million. At December 31, 2018, we had outstanding debt totaling $341.1 million, consisting of $220.0 million outstanding under the Note Purchase Agreement described below, $111.6 million outstanding under the revolving loan component of the 2015 Credit Agreement described below, $7.1 million under capital lease obligations and other loans and $2.9 million under other revolving loans. These amounts were offset by unamortized debt issuance costs under the Note Purchase Agreement of $0.5 million.

The following is a summary of the maximum commitments and the net amounts available to us under the 2015 Credit Agreement and other lines of credit with various financial institutions located primarily in Germany and Switzerland that are unsecured and typically due upon demand with interest payable monthly, at June 30, 2019 (dollars in millions):

	Weighted	Total Amount		Outstanding
	Average	Committed by	Outstanding	Letters of	Total Amount
	Interest Rate	Lenders	Borrowings	Credit	Available
2015 Credit Agreement	2.5%	$500.0	$285.9	$1.1	$213.0
Hain revoling line of credit	—	4.0	—	—	4.0
Alicona revolving line of credit	—	5.3	—	—	5.3
Other lines of credit	—	257.3	—	133.5	123.8
Total revolving lines of credit		$766.6	$285.9	$134.6	$346.1

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

As of June 30, 2019, we were in compliance with the covenants, as defined by both the 2015 Credit Agreement and the Note Purchase Agreement.

In January 2012, we entered into the Note Purchase Agreement, with a group of accredited institutional investors. Pursuant to the Note Purchase Agreement , we issued and sold $240.0 million of Senior Notes, which consist of the following:

●	$20.0 million 3.16% Series 2012A Senior Notes, Tranche A, due January 18, 2017;

●	$15.0 million 3.74% Series 2012A Senior Notes, Tranche B, due January 18, 2019;

●	$105.0 million 4.31% Series 2012A Senior Notes, Tranche C, due January 18, 2022; and

●	$100.0 million 4.46% Series 2012A Senior Notes, Tranche D, due January 18, 2024.

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

Changes in foreign currency translation rates decreased our revenue by 3.8% for the six months ended June 30, 2019 and increased our revenue by approximately 5.5% for the six months ended June 30, 2018.

Assets and liabilities of our foreign subsidiaries, where the functional currency is the local currency, are translated into U.S. dollars using period-end exchange rates. Revenues and expenses of foreign subsidiaries are translated at the average exchange rates in effect during the year. Adjustments resulting from financial statement translations are included as a separate component of shareholders’ equity. For the six months ended June 30, 2019 and 2018, we recorded net (losses) gains from currency translation adjustments of ($2.4) million and ($14.6) million, respectively. Gains and losses resulting from foreign currency transactions are reported in interest and other income (expense), net in the unaudited condensed consolidated statements of income and comprehensive income. Our foreign exchange (losses) gains, net were ($1.4) million and ($1.0) million, for the six month periods ended June 30, 2019 and 2018, respectively.

From time to time, we have entered into foreign exchange contracts designed to minimize the volatility that fluctuations in foreign currency have on our cash flows related to purchases and sales denominated in foreign currencies. Under these arrangements, we agree to purchase a fixed amount of a foreign currency in exchange for a fixed amount of U.S. Dollars or other currencies on specified dates typically with maturities of less than twelve months with some agreements extending to longer periods. These transactions are recorded at fair value with the corresponding gains and losses recorded in interest and other income (expense), net in the unaudited condensed consolidated statements of income and comprehensive income. At June 30, 2019 and December 31, 2018, we had foreign exchange contracts with notional amounts aggregating $104.2 million and $102.4 million, respectively. We will continue to evaluate our currency risks and in the future may utilize foreign currency contracts more frequently.

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

Impact of Commodity Prices

We are exposed to certain commodity risks associated with prices for various raw materials. The prices of copper and certain other raw materials, particularly niobium tin, used to manufacture superconductors have increased significantly over the last decade. Copper and niobium tin are the main components of low temperature superconductors and continued commodity price increases for copper and niobium as well as other raw materials may negatively affect our profitability. Periodically, we enter into commodity forward purchase contracts to minimize the volatility that fluctuations in the price of copper have on our sales of these products. At June 30, 2019 and December 31, 2018, we had fixed price commodity contracts with notional amounts aggregating $7.3 million and $6.8 million, respectively. We will continue to evaluate our commodity risks and may utilize commodity forward purchase contracts more frequently in the future.

Inflation

We do not believe inflation had a material impact on our business or operating results during any of the periods presented.

ITEM 4.	CONTROLS AND PROCEDURES

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act) that are designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer and principal accounting officer) by others within our organization. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2019. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II      OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

We are involved in lawsuits, claims, and proceedings, including, but not limited to, patent and commercial matters, which arise in the ordinary course of business. There are no such matters pending that we currently believe are reasonably likely to have a material impact on our business or to our consolidated financial statements.

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

In August 2018, the Korea Fair Trade Commission (KFTC) informed us that it was conducting an investigation into the public tender bidding activities of a number of life science instrument companies operating in Korea, including Bruker Korea Co., Ltd (Bruker Korea). We cooperated fully with the KFTC and on June 16, 2019, the KFTC announced its decision to impose a fine of approximately $20,000 on Bruker Korea and declined to impose any criminal liability against Bruker Korea in connection with this matter.

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

The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares of our common stock during each month in the second quarter of 2019.

				Maximum Number of
			Total Number of	Shares (or
			Shares Purchased as	approximate dollar
			Part of Publicly	value) that May Yet
	Total Number of Shares	Average Price Paid	Announced Plans or	Be Purchased Under
Period	Purchased (1)	per Share	Programs	the Plans or Programs (2)
April 1 - April 30, 2019	—	$—	—	$72,828,939
May 1 - May 31, 2019	954,720	42.42	954,720	259,499,454
June 1 - June 30, 2019	1,345,915	44.21	1,345,915	199,999,741
	2,300,635	$43.47	2,300,635
(1)

Represents shares repurchased under a $300.0 million share repurchase program approved by the Board of Directors and announced on May 10, 2019, under which repurchases of common stock may occur from time to time, in amounts, at prices, and at such times as management deems appropriate, subject to market conditions, legal requirements and other considerations,

(2)

The Repurchase Program authorizes purchases of up to $300.0 million of our common stock over a two-year period commencing May 14, 2019. As of June 30, 2019, we have repurchased shares of common stock with an aggregate purchase price of approximately $100.0 million. The remaining authorization under the Repurchase Program is $200.0 million as of August 2, 2019. The Repurchase Program expires May 13, 2021 and can be suspended, modified or terminated at any time without prior notice.

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1†	Bruker Corporation 2016 Incentive Compensation Plan Form of Incentive Stock Option Agreement(1)
10.2†	Bruker Corporation 2016 Incentive Compensation Plan Form of Non-Qualified Stock Option Agreement(1)
10.3†	Bruker Corporation 2016 Incentive Compensation Plan Form of Restricted Stock Agreement(1)
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)
101

The following materials from the Bruker Corporation Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income, (ii) the Unaudited Condensed Consolidated Balance Sheets, (iii) the Unaudited Condensed Consolidated Statements of Shareholders’ Equity, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows and (v) Notes to the Unaudited Condensed Consolidated Financial Statements(1)

104	Cover page Interactive Data File (formatted as iXBRL with applicable taxonomy information contained in Exhibits 101)

(1)  Filed herewith.

(2)  Furnished herewith.

†     Designates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRUKER CORPORATION

Date: August 9, 2019	By:	/s/ FRANK H. LAUKIEN, PH.D.
Frank H. Laukien, Ph.D.
President, Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 9, 2019	By:	/s/ GERALD N. HERMAN
Gerald N. Herman
Chief Financial Officer and Vice President
(Principal Financial Officer and Principal Accounting Officer)